Form 10-K
period 1993-12-31
WISCONSIN PUBLIC SERVICE CORP
filed 1994-02-08
CIK 107833

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K

(Mark One)

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  X
- -----

For the fiscal year ended December 31, 1993

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

- -----


For the transition period from                  to
                                 ---------------    ---------------


                 Commission file number       1-3016
                                       -----------------------

                     WISCONSIN PUBLIC SERVICE CORPORATION
            -------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


          WISCONSIN                                   39-0715160
- -------------------------------                 ------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


       700 North Adams St., P. O. Box 19001, Green Bay, Wisconsin  54307
- ---------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code      (414) 433-1445
                                                      -----------------------


           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class              Name of each exchange on which registered
- ---------------------             --------------------------------------------
Common Stock, $4 par value               New York Stock Exchange and
                                            Chicago Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:

    Preferred Stock, Cumulative, $100 par value
    5.00% Series                   5.08% Series
    5.04% Series                   6.76% Series

                              (Title of Classes)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X  .  No       .
                                                    ----        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  (   )


State the aggregate market value of the voting stock held by nonaffiliates of
- -----------------------------------------------------------------------------
the Registrant.
- ---------------

                      $ 725,870,221 as of February 4, 1994
                        -----------


Number of shares outstanding of each class of common stock, as of December 31,
- ------------------------------------------------------------------------------
1993:
- ----

           Common Stock, $4 par value                  23,896,962 Shares


                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Definitive proxy statement for Annual Meeting of Shareholders on May 5, 1994 (Incorporated into Parts I and III)

                     WISCONSIN PUBLIC SERVICE CORPORATION

                                   FORM 10-K
            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                     For the Year Ended December 31, 1993

                               TABLE OF CONTENTS

DEFINITIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . iii

PART I

1.    BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

      A.    GENERAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
      B.    ELECTRIC OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . 1
                  General. . . . . . . . . . . . . . . . . . . . . . . . . . 1
                  Kewaunee Nuclear Plant . . . . . . . . . . . . . . . . . . 2
                  Fuel Supply. . . . . . . . . . . . . . . . . . . . . . . . 4
                  Wholesale Customers. . . . . . . . . . . . . . . . . . . . 8
                  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . 8
      C.    GAS OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . .11
      D.    ENVIRONMENTAL MATTERS. . . . . . . . . . . . . . . . . . . . . .15
                  General. . . . . . . . . . . . . . . . . . . . . . . . . .15
                  Air Quality. . . . . . . . . . . . . . . . . . . . . . . .15
                  Water Quality. . . . . . . . . . . . . . . . . . . . . . .17
                  Gas Plant Cleanup. . . . . . . . . . . . . . . . . . . . .17
                  Other Solid Waste Disposal . . . . . . . . . . . . . . . .18
      E.    REGULATORY MATTERS . . . . . . . . . . . . . . . . . . . . . . .19
      F.    CAPITAL REQUIREMENTS . . . . . . . . . . . . . . . . . . . . . .20
      G.    FORMATION OF HOLDING COMPANY . . . . . . . . . . . . . . . . . .20
      H.    DIVERSIFICATION. . . . . . . . . . . . . . . . . . . . . . . . .21
      I.    EMPLOYEES. . . . . . . . . . . . . . . . . . . . . . . . . . . .21

2.    PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22

3.    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . .23

4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
      HOLDERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24

4A.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . .24

PART II

5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
      RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . .27

6.    SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . . . .28

7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATION . . . . . . . . . . . . . . . . . .30

8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . . . .38

      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS . . . . . . . . . . . . . . .60

9.    CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
      AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . .61

PART III

PART IV

14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
      REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . .61

      DESCRIPTION OF DOCUMENTS . . . . . . . . . . . . . . . . . . . . . . .63

                                  DEFINITIONS


The following abbreviations and acronyms are used in the text of this Form 10-K:



ANR. . . . . . . . . . . . . .      ANR Pipeline Company

CAAA . . . . . . . . . . . . .      Federal Clean Air Act Amendments of
                                    1990

Columbia . . . . . . . . . . .      The Columbia Energy Center

Communications . . . . . . . .      WPS Communications, Inc.

Company. . . . . . . . . . . .      Wisconsin Public Service
                                    Corporation

DNR. . . . . . . . . . . . . .      Wisconsin Department of Natural
                                    Resources

DOE. . . . . . . . . . . . . .      U. S. Department of Energy

DSM. . . . . . . . . . . . . .      Demand side management

Edgewater. . . . . . . . . . .      The Edgewater Unit 4 power plant

EPA. . . . . . . . . . . . . .      U. S. Environmental Protection
                                    Agency

FERC . . . . . . . . . . . . .      Federal Energy Regulatory
                                    Commission

FRV. . . . . . . . . . . . . .      Fox River Valley Railroad
                                    Corporation

FVW. . . . . . . . . . . . . .      Fox Valley & Western, Ltd.

GBW. . . . . . . . . . . . . .      Green Bay & Western Railroad
                                    Company

INPO . . . . . . . . . . . . .      Institute of Nuclear Power
                                    Operations

IRS. . . . . . . . . . . . . .      Internal Revenue Service

Kewaunee . . . . . . . . . . .      Kewaunee Nuclear Power Plant

Marshfield . . . . . . . . . .      Marshfield Electric and Water
                                    Department

MG&E . . . . . . . . . . . . .      Madison Gas and Electric Company

MPSC . . . . . . . . . . . . .      Michigan Public Service Commission

MRC. . . . . . . . . . . . . .      MRC Telecommunications, Inc.

NERCO. . . . . . . . . . . . .      NERCO Coal Company

NNAB . . . . . . . . . . . . .      National Nuclear Accrediting Board

NOV. . . . . . . . . . . . . .      Notice of violation

NRC. . . . . . . . . . . . . .      U. S. Nuclear Regulatory Commission

NSP. . . . . . . . . . . . . .      Northern States Power Company

Nuclear Policy Act . . . . . .      Nuclear Waste Policy Act of 1982

Packerland . . . . . . . . . .      Packerland Energy Services, Inc.

PCB. . . . . . . . . . . . . .      Polychlorinated biphenyl

Policy Act . . . . . . . . . .      The National Energy Policy Act of
                                    1992

PRP. . . . . . . . . . . . . .      Potentially responsible party

PSCW . . . . . . . . . . . . .      Public Service Commission of
                                    Wisconsin

Pulliam. . . . . . . . . . . .      The Pulliam generating facility

PURPA. . . . . . . . . . . . .      Public Utility Regulatory Policy
                                    Act

Railroads. . . . . . . . . . .      Soo Line and Wisconsin Central
                                    railroads

Rapids . . . . . . . . . . . .      The City of Wisconsin Rapids

REA. . . . . . . . . . . . . .      Rural Electrification
                                    Administration

Resources. . . . . . . . . . .      WPS Resources Corporation

Rhinelander. . . . . . . . . .      The cogeneration facility proposed
                                    to be built adjacent to the
                                    Rhinelander Paper Company, Inc.
                                    mill in Rhinelander, Wisconsin

Rhinelander Paper. . . . . . .      Rhinelander Paper Company, Inc.

River Power. . . . . . . . . .      Wisconsin River Power Company

SEC. . . . . . . . . . . . . .      U. S. Securities and Exchange
                                    Commission

Superfund. . . . . . . . . . .      Comprehensive Environmental
                                    Response, Compensation and
                                    Liability Act

Waste Policy Act . . . . . . .      Low-Level Radioactive Waste Policy
                                    Act of 1980

WC . . . . . . . . . . . . . .      Wisconsin Central Railroad

Weston . . . . . . . . . . . .      The Weston generating facility

Wisconsin. . . . . . . . . . .      State of Wisconsin

WDG. . . . . . . . . . . . . .      Wisconsin Distributors Group

WEPCO. . . . . . . . . . . . .      Wisconsin Electric Power Company

WP&L . . . . . . . . . . . . .      Wisconsin Power and Light Company

WPPI . . . . . . . . . . . . .      Wisconsin Public Power, Inc.

                                    PART I


ITEM 1.  BUSINESS

                                  A.  GENERAL

      The Company, a Wisconsin corporation, which was incorporated July 17, 1883, is a public utility engaged chiefly in the production, transmission, distribution and sale of electricity and in the purchase, transportation, distribution and sale of natural gas. At year end 1993, the Company served at retail approximately 347,000 electric customers and 190,000 gas customers in 10,000 square miles in northeastern Wisconsin and an adjacent part of Upper Michigan. Additionally, the Company provides wholesale full or partial requirements electric service, either directly or indirectly, to eleven municipal utilities, and also two REA financed electric cooperatives and a privately held utility. About 98% of operating revenues in the year 1993 were derived from Wisconsin customers and 2% from Michigan customers. Of total revenues in 1993, 72% were from electric operations and 28% from gas operations. Of total electric revenues, 92% were from retail sales and 8% were from wholesale sales.

      The retail service areas of the Company are principally protected in Wisconsin by indeterminate permits secured by statute, and in the state of Michigan by franchises granted by municipalities.


                            B.  ELECTRIC OPERATIONS

      GENERAL. The largest communities served at retail with electricity are the cities of Green Bay, Oshkosh, Wausau and Stevens Point.

      The Company's maximum net demand in 1993 was 1,548,000 kw which occurred on August 25. At that time, system capability was 1,845,000 kw and after adjustments for firm purchases and sales to other utilities, the Company's reserve capacity was 18.8%. This 1993 maximum net demand was slightly higher than the 1992 summer net peak demand. The Company's future reserves, also adjusted for firm purchases and sales and planned capacity additions, are estimated to be above 15% in 1994 and 1995. See
Part I, Item 2, PROPERTIES, for information concerning generating facilities.

      Coordinated planning for future generating capacity is a function of the Wisconsin Upper Michigan Systems of which the Company is a member along with WP&L, MG&E, WEPCO, Upper Peninsula Power Company and WPPI. Existing and planned interconnections with other neighboring utilities provide further means of sharing reserve capacities and interchanging energy.
The Company identified a requirement for additional peaking capacity starting in the summer of 1993 and has completed construction of a combustion turbine peaking facility at Marinette, Wisconsin which added 75,000 kw of new generating capacity when it was placed in commercial operation in May of 1993. The facility is jointly owned with Marshfield.

      The Company owns 33.1% of the outstanding capital stock of River Power. The business of River Power consists of the ownership and operation of two dams and related hydroelectric plants on the Wisconsin River having an aggregate installed capacity of about 35,000 kw. The output of the hydroelectric plants is sold, at the sites of the plants, to the three companies which own the outstanding capital stock, substantially in proportion to their stock ownership interests.

      KEWAUNEE NUCLEAR PLANT. The Company is the operator and 41.2% owner of Kewaunee which is owned jointly with WP&L and MG&E. This plant began commercial operation in 1974. The availability factor since going commercial in 1974 is 84.7%.

      The most recent NRC inspection of Kewaunee found plant operations and plant support to be "superior". Maintenance and engineering received "good" ratings. The inspection is part of the NRC's Systematic Assessment of Licensee Performance review.

      The Company is a member of the INPO, an organization of nuclear utilities. INPO manages the accreditation process for industry training programs, which includes periodic accreditation of those training programs by an independent organization, the NNAB. All ten accredited training programs at the Kewaunee Nuclear Power Plant are currently in good standing with the NNAB.

      The steam generator tubes at Kewaunee are susceptible to corrosion characteristics seen throughout the nuclear industry. Annual inspections are performed to identify degraded tubes. Degraded tubes are either repaired by sleeving or are removed from service by plugging. The steam generators were designed with approximately 15% heat transfer margin, meaning that full power should be sustainable with the equivalent of 15% of the steam generator tubes plugged. Tube plugging and the build-up of deposits on the tubes affect the heat-transfer capability of the steam generators to the point where eventually full power operation is affected. The result is a gradual decrease in the capacity of the plant. Currently, the equivalent of 10% of the tubes in the steam generators are plugged. The Company continues to evaluate appropriate repair strategies, including replacement, as well as continued operation of the steam generators without replacement.

     The Company is engaged in ongoing discussions with its Kewaunee co-owners (WP&L and MG&E) respecting steam generator replacement. A number of studies have been undertaken by the co-owners respecting steam generator replacement, but no final decision has been reached. Although the Company believes the continued operation of Kewaunee will be cost effective and intends to operate Kewaunee until at least 2013, the expiration of the operating license, the Company's Kewaunee co-owners (WP&L and MG&E) have indicated their unwillingness to proceed with an additional major investment in Kewaunee unless they are also satisfied that the continued operation of Kewaunee thereafter would be cost effective. If the Company is unable to reach an agreement with its Kewaunee co-owners on any such investment, it is likely that Kewaunee would continue to operate at reduced capacity until license expiration.

     The Company is also evaluating initiatives to improve the performance of Kewaunee. These initiatives include funding of the development of welded repair technology for steam generator tubes and numerous cost reduction measures such as the conversion from a twelve-month to an eighteen-month fuel cycle. If the steam generators are not replaced, and excluding the possible affect of the aforementioned repair strategies, the Company projects a gradual power reduction of approximately 1% per year which may begin as soon as 1995.

      Physical decommissioning is expected to occur during the period 2014-2021 with additional expenditures being incurred during the period 2022-2050 related to the storage of spent nuclear fuel at the site. The Company's current funding plan assumes that the current costs to decommission will escalate at a small premium to general inflation. The cost of decommissioning the Kewaunee plant is estimated to be $361 million, in current dollars, based on a 1992 site specific study using immediate dismantlement as the method of decommissioning. The Company's share of this total is estimated to be $149 million. These costs are recovered currently in customer rates. Annual contributions to external trusts established to accumulate funds to cover decommissioning costs were $2.4 million in 1993 and will increase to $4 million in 1994 and future years based on a revised funding plan recently approved by the PSCW. On December 31, 1993, the market value of the investments in the trusts was $60.6 million.

      Spent fuel is currently stored at the Kewaunee plant. The existing capacity of the spent fuel storage facility will enable storage of the projected quantities of spent fuel through April 2001. The Company is currently evaluating options for the storage of additional quantities beyond 2001. Several technologies are available. An investment of $2.5 million in the early 2000s could provide additional storage sufficient to meet spent fuel storage needs until the expiration of the current operating license.

      The Waste Policy Act specifies that states may enter into compacts to provide for regional low level waste disposal facilities. The Act set January 1, 1986 as a deadline when compact members may restrict the use of regional disposal facilities to waste generated within the region. Additional legislation enacted by Congress since the Waste Policy Act has allowed generators of low level waste continued access to disposal facilities provided certain milestones are met by states participating in regional compacts. Presently, the state of Ohio has been selected as the host state for the Midwest Compact and is proceeding with the preliminary phases of site selection. In the meantime, the Company has access to an existing low level waste storage site through June of 1994. The Company expects to have sufficient storage space to store temporarily store low level waste generated between 1994 and the time that the Ohio facility is opened.

      FUEL SUPPLY. The Company's electric generation mix in 1993 compared to 1992 was: steam plants (coal), 64.7%, down from 65.3%; steam plant (nuclear), 14.6%, down from 15.6%; hydro 3.2%, up from 3.1%; combined natural gas and fuel oil, .4%, up from .3%; and purchased power, 17.1%, up from 15.7%. Purchased power represents short-term energy purchases.

      The Company has reduced fuel costs for the fourth consecutive year. Fuel costs in 1993 compared with 1992, expressed in dollars per million BTU, were: nuclear, $.45 up from $.40; coal, $1.38, down from $1.59; natural gas, $3.41, up from $3.37; and No. 2 fuel oil, $3.96, down from $5.66. The over-all downward trend in fuel costs is expected to continue.

      The Company diversifies its coal sources by purchasing from eastern, midwestern and western sources. Delivery of coal at the Pulliam plant is via railroad or lake vessel and at the Weston, Columbia and Edgewater plants via railroad.

      During 1993, the fuel supply for the Pulliam plant and Weston Units 1 and 2 facilities was predominantly lower sulfur coal as required by Wisconsin law which became effective January 1, 1993. During 1992, the Company negotiated a coal supply agreement for low sulfur, bituminous coal that is being used at the Pulliam plant and Weston Units 1 and 2 in a blend with low sulfur Powder River Basin sub-bituminous coal. During 1993, the Company negotiated a coal supply agreement and a rail transportation contract from mine origins to interchanges for Powder River Basin coal for the Pulliam plant and Weston Units 1 and 2 for a term ending in 1994. Deliveries of these low sulfur coals commenced in July of 1992.

      The Company presently has a long-term contract with one coal supplier that is expected to provide approximately two-thirds of the projected 1994 coal requirements for Unit 3 at the Weston plant. This 321 megawatt unit began operation in December of 1981. The coal contract will provide low sulfur Powder River Basin coal for a term ending in 2016.

      During 1991, the Company bought-out the coal supply agreement with NERCO and the corresponding rail transportation contracts with the Railroads. The Company paid approximately $34 million to NERCO and the Railroads as compensation for relief of all contractual obligations. The PSCW has ruled that the railroad and coal contract buyout costs may be recovered in rates subject to a benefits test. Management believes it will meet the benefits test and therefore recover in future rates all of the buyout costs because the cost of replacement coal plus the buyout costs as amortized and a return on the unamortized portion of the buyout costs are less than the costs under the original contracts. See Part I, Item 1E, REGULATORY MATTERS, below for a discussion of the FERC consideration of this matter.

      On August 28, 1993, the FVW acquired the assets of the GBW and the FRV. Prior to this date, the GBW/FRV provided alternative rail delivery options for the Pulliam plant in competition with the WC. The FVW and the WC are now under common control and ownership. To compensate for this diminished competition, the Company negotiated certain long-term rate protection provisions into existing contracts with the GBW/FRV and the WC, and also in a new contract with the FVW which took effect on August 28,1993.

      The Company also has a 31.8% ownership share in Columbia and a 31.8% ownership share in the Edgewater Unit 4, both of which are operated by WP&L. Columbia, with two 527 megawatt units, uses coal from the Wyoming-Montana coal fields. One hundred percent of the low sulfur coal for Unit 1 is supplied under terms of a contract which expires in 2004. The entire low sulfur coal supply for Unit 2 is supplied from the Southern Powder River Basin.

      WP&L has the responsibility to procure the fuel supply for the above-referenced jointly-owned facilities. The PSCW concluded in 1990 that WP&L improperly administered its coal supply agreement supplying the Columbia Unit 1 facility. The PSCW then issued an order which required WP&L to credit WP&L ratepayers for 46.2% of the $9 million of costs the PSCW concluded the utility incurred under the coal contract due to improper contract administration. The PSCW also required WP&L to reimburse the Company's Wisconsin retail ratepayers for 31.8% of the $9 million of costs to reflect the amount of such costs borne by the Company's ratepayers. WP&L petitioned the Dane County Circuit Court for review of the PSCW's refund order. The Dane County Circuit Court stayed and then overturned the PSCW's order. The Wisconsin Court of Appeals affirmed the Dane County Circuit Court decision. At the insistence of the PSCW, the decision will be reviewed by the Wisconsin Supreme Court. The Company intervened in proceedings before the PSCW and remains a party in the appeal. The Company's position is that the PSCW's order requiring refund of past coal costs constitutes illegal retroactive ratemaking. If the PSCW prevails as the result of the appeal, and if WP&L is not required to reimburse Company ratepayers, the PSCW could require the Company to reimburse its retail ratepayers for the Company's share of such costs allocable to such ratepayers. A decision is expected in early 1994. This matter has not yet been reviewed by the FERC with respect to the Company's wholesale customers. Although the ultimate outcome of this matter is uncertain, in the opinion of Company management, there will be no material effect on the Company's results of operations or financial position.

      A portion of the coal requirements for the 330 megawatt Edgewater Unit 4 will be supplied through 1994 by a Midwest coal supplier. Because this contract coal contains higher sulfur, the Company will use offsetting sulfur dioxide allowances from other units in its system to meet the Wisconsin sulfur dioxide emissions limitations which became effective January 1, 1993.
The owners of Edgewater Unit 4 are conducting test burns of substitute coals and installing the equipment necessary to enable the joint owners to meet the Wisconsin sulfur dioxide emissions standards.

      The supply of nuclear fuel for the Kewaunee plant involves the mining and milling of uranium ore to uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, enrichment of the uranium hexafluoride and fabrication of the enriched uranium into usable fuel assemblies. After a region (approximately one-third of the nuclear fuel assemblies in the reactor) of spent fuel is removed from the reactor, it is placed in temporary storage for cooling in a spent fuel pool at the nuclear plant site. Permanent storage is addressed below. There are presently no operating facilities in the United States reprocessing commercial nuclear fuel. A discussion of the nuclear fuel supply for Kewaunee, which requires approximately 250,000 pounds of uranium concentrates per year, follows:

(a) The Company and the other Kewaunee plant co-owners formed a limited partnership of subsidiaries in the mid-1970s to secure uranium reserves and maintain a long-term uranium concentrates supply capability. In 1993, the Company completed divestiture of uranium reserves in Colorado and Utah and returned properties potentially containing uranium concentrates to the previous leaseholders. Requirements for uranium are now met through spot or contract purchases. The Company maintains an inventory policy to take advantage of economical spot market purchases of uranium. In general, the Company maintains a four-year supply of uranium.

(b) Uranium hexafluoride, from inventory and from spot market purchases, was used to satisfy converted material requirements in 1993. The Company intends to purchase future conversion services on the spot market.

(c) In 1993, enriched uranium was procured from COGEMA, Inc. pursuant to a contract executed in 1983 and last amended in 1991. The Company is obligated to take delivery of additional enriched uranium contracted from COGEMA in 1994. The Company also purchased the equivalent of 52,000 pounds of uranium concentrates as enriched uranium on the spot market in 1993. Enrichment services were purchased from the DOE under the terms of the utility services contract which is in effect for the life of the Kewaunee plant. The Company is committed to take 70% of its annual enrichment requirements in 1994 and 1995, and in alternate years thereafter from the DOE.

(d) Fuel fabrication requirements through February 15, 1995 are covered by contract. The contract contains an option to allow the Company to extend the contract through 1998.

(e) Beyond the stated periods set forth above, additional contracts for uranium concentrates, conversion to uranium hexafluoride, fabrication and reprocessing or spent fuel storage will have to be procured. The Company anticipates the prices for the foregoing will increase.

      Pursuant to the Nuclear Policy Act, the DOE has entered into a contract with the Company to accept, transport and dispose of spent nuclear fuel beginning no later than January 31, 1998. It is likely that the DOE will delay the acceptance of spent nuclear fuel beyond 1998. A fee to offset the costs of the DOE's disposal for all spent fuel used since April 7, 1983 has been assessed by DOE at one mill per net kilowatt hour of electricity generated and sold by the Kewaunee plant. An additional one-time fee was paid to DOE for the disposal of spent nuclear fuel used to generate electricity prior to April 7, 1983.

      In response to a U. S. Court of Appeals ruling, the DOE published a final rule in the December 31, 1991 Federal Register changing the quantity of nuclear generated electricity subject to the millage fee by incorporating line losses into the calculation. This resulted in approximately a 6% reduction in the quarterly payments for storage of spent nuclear fuel. The Company is entitled to a refund for the amount overpaid since 1983. The refund is being applied to the quarterly payments made to the DOE during the period 1992 through 1995. The total amount of the refund will be approximately $1.5 million of which $1.1 million has been applied to DOE payments at December 31, 1993. These amounts will be refunded to retail customers over a three-year period which began in 1993 and will be refunded to wholesale customers in 1994 and 1995.

      The Policy Act provides that both the federal government and the nuclear utilities fund the decontamination and decommissioning of the three gaseous diffusion plants in the United States. Utility contributions will be collected through a special assessment based on a utility's percentage of uranium enrichment services purchased through the date of enactment compared to total enrichment sales by the DOE. This will require the owners of Kewaunee to pay approximately $15 million in current dollars over a period of fifteen years. The Company's share, which is $6.2 million, amounts to an annual payment of approximately $412,000 which will increase fuel costs. The
Company made its first payment of $394,900 in September of 1993. The payments are subject to adjustment for inflation.

      WHOLESALE CUSTOMERS. In October of 1992, WPPI notified the Company that it was ending its agreement to purchase power effective in October of 1997. WPPI is a wholesale customer which buys 66 megawatts from the Company for resale to municipal utilities in Algoma, Eagle River, New Holstein, Sturgeon Bay and Two Rivers. WPPI has entered into an agreement to buy power from another Wisconsin utility during the period 1997-2009. This contract cancellation is indicative of the increased competition the Company faces in the wholesale power market. The Company intends to compete aggressively to retain wholesale load.

      In 1993, the Company entered into a new twenty-year power supply agreement with Marshfield whereby the Company will provide for Marshfield's needs, presently 58 megawatts at the Company's summer peak. The agreement provides Marshfield with a 32% ownership share in the recently completed combustion turbine peaking facility at Marinette. This will satisfy 24 megawatts of Marshfield's capacity needs. The agreement has received PSCW and FERC approvals.

      The Company is currently negotiating a new power supply agreement with Rapids for service to the east side of that city.
Rapids continues to take full requirement service from the Company until a new agreement is signed.

      OTHER. Wisconsin legislation, passed in 1975 to control the siting of large power plants and high voltage transmission lines, requires all Wisconsin utilities to file twenty-year Advance
Plans with the PSCW. The PSCW issued an order relative to Advance Plan 6 in September 1992 covering the planning horizon to 2011. The Company has petitioned for review to the Brown County Circuit Court regarding limited portions of the order associated with the method to be used to incorporate environmental externalities in system planning. Externalities are external costs of certain environmental effects used in comparing electric production alternatives. An intervenor, Wisconsin's
Environmental Decade, Inc., has petitioned for review on a related issue to the Circuit Court in Dane County. The Company's and intervenor's petitions have been combined and will be heard by the Dane County Circuit Court. A schedule for issuing a decision has not been established.

      On January 14, 1994, the Company submitted its Advance Plan 7 filing to the PSCW. This plan identifies both the demand side and supply side needs of the Company through the year 2013. Preliminary plans indicate that demand side management programs will reduce the need for additional capacity by 340 megawatts. Supply side generation forecasts indicate the need for generating units in 2001 (141 megawatt combustion turbine), 2007 (150 megawatt share of a 215 megawatt combined-cycle gas-fired unit), and in 2011 (141 megawatt combustion turbine). The plan also includes 116 megawatts of cogeneration from Rhinelander as discussed below. Other smaller scale renewable projects are included in the plan. Pulliam Units 3 and 4 are expected to be retired in 2013. They began operating in the 1940's. Advance Plan 7 must go through the regulatory review process with a decision by the PSCW expected in early 1995.

      The Company has received proposals for capacity and energy from several independent power producers. Destec Energy, Inc., an independent power producer seeking to develop a 260 megawatt electric and steam cogeneration facility in the Company's service territory, has petitioned the PSCW, pursuant to the federal PURPA, seeking to require the Company to enter into an agreement to purchase all of the electric power produced by that facility. The petition seeks a ruling by the PSCW regarding the obligation of the Company to enter into a power purchase agreement and the price at which such power would have to be purchased under PURPA after a time frame commencing in approximately 1995. The Company filed a response to the petition stating that the Company should not be required under federal or Wisconsin law to purchase power from Destec on the terms and conditions proposed by Destec. On December 21, 1993, the PSCW issued its decision in a docket which considered establishing procedures to be used by Wisconsin utilities to compare various power purchase alternatives to the utility's construction of its own power generating facilities. That decision dismissed the Destec petition. Destec is participating in the PSCW mandated bidding process described in the following paragraph.

      As noted above, the Company has identified the need for additional electric generating capacity or purchased power late in this decade. To satisfy this need, the Company has signed a thirty-five year steam and electrical sales agreement with Rhinelander Paper. This agreement provides, subject to PSCW approval, for the Company to construct, own and operate a 116 megawatt cogeneration facility, with an estimated cost of $191 million, adjacent to Rhinelander Paper's mill in Rhinelander, Wisconsin. Rhinelander Paper will purchase and use steam from the facility in it paper processes. In addition, the Company has requested proposals for the same capacity from electric generating plant project developers or for power purchases from other utilities, as required by the PSCW's newly developed bidding process. The Company will compare the bids to the proposed Rhinelander facility before proposing a solution to its capacity and energy needs to the PSCW which must approve generating plant additions. A final decision is expected by late 1994.

       Although 12% of electric revenues come from sales to eighteen paper mills, resulting in a relatively high and favorable load factor, there is no single customer or small group of customers, the loss of which would have a materially adverse effect on the electric business of the Company.

      The Company is developing and implementing strategies to deal with issues raised by the Policy Act. The Policy Act provisions for transmission access should have minimal impact on the Company because the Company already has transportation tariffs on file at the FERC. The generation provisions of the Policy Act could create additional competition in that market; however, generation opportunities for the Company also could increase.

      Applications for relicensing of the Company's Caldron Falls, High Falls, Johnson Falls, Sandstone Rapids, Potato Rapids, Peshtigo, Grand Rapids and Jersey Projects were submitted to the FERC in December of 1991. These licenses, representing 30 megawatts of hydroelectric generating capacity, expired in December of 1993. Since the FERC had not considered the Company's applications at the license expiration dates, the licenses have been extended on an annual basis until FERC acts on the applications. Application to the FERC for relicensing of the Company's Wausau Project was submitted in June of 1993. The license for this project expires in June of 1995 and represents 5,400 kilowatts of capacity.

      The Company has applied to the PSCW for approval to construct a portion of a joint 138 kv transmission line extending from New London to Stevens Point. It is anticipated that the Company's share of project costs will be approximately $13 million. Other parties to the project are WEPCO and WP&L. The Company also has applied to the PSCW for approval to rebuild a transmission line from Wausau to Abbotsford costing approximately $4.2 million. The line was originally constructed in 1930. The new line would be built at 161 kv and would initially operate at 115 kv. This line would interconnect with NSP which also has applied to the PSCW to rebuild their line from western Wisconsin to Abbotsford. WPPI has filed competing applications for each of the above projects. If the PSCW approves the Company's applications, the construction will be completed in 1996 and 1997, respectively.

      Electric research and development expenditures totalled $2.1 million for 1993, $2 million for 1992 and $1.8 million for 1991.
These expenditures were made for Company sponsored projects and were primarily charged to electric operations.

      The following table sets forth the amounts of revenues, operating income and identifiable assets attributable to electric utility operations:

                                     YEAR ENDED DECEMBER 31
                                   1993        1992      1991
                                           (thousands)

Electric Operating Revenues      $493,256    $477,625   $471,277

Operating Income, Including
Allowance For Funds Used         $ 76,005    $ 74,040   $ 67,193
During Construction

Identifiable Assets              $938,951    $951,074   $904,908


                 See Note 7 in Notes to Financial Statements.


                               C.  GAS OPERATIONS

      At December 31, 1993, the Company provided natural gas distribution service to 185,002 customers in 123 cities, villages and towns in northeastern Wisconsin and 4,980 customers in and around Menominee, Michigan. The principal Wisconsin cities served include Green Bay, Oshkosh, Sheboygan, Marinette, Two Rivers, Stevens Point and Rhinelander.

      The Company purchased and/or transported 57,106,632 dekatherms of gas (of which 34,875,585 dekatherms were for resale) during the year ended December 31, 1993. In 1993, on average, the Company had 105 end-user customers who purchased gas in the field and contracted with ANR and the Company to transport the gas to their points of use. A total of 22,231,047 dekatherms was transported for these customers. Transportation of gas occurs when a utility or end-user purchases gas from a producer or marketer rather than from the pipeline company and contracts with the pipeline company to transport that gas to the market area. The end-user contracts with the utility to transport the gas to its point of use. During 1993, several transportation customers returned to purchasing their gas requirements from the Company.

      Load loss due to conservation has been minor. Load loss due to fuel switching also has been minor because customers have been able to purchase transportation gas from suppliers at competitive prices.

      The Company retains a gas supply consultant to assist in creating a gas supply portfolio to match its gas load profile at the lowest reasonable cost. The portfolio is based on a twenty-year gas peak day forecast and is structured to place the Company in an optimum gas purchasing position. The Company has entered into fifteen gas supply contracts with twelve suppliers with terms from one to six years with domestic suppliers and ten years with Canadian suppliers. All gas pricing is based on a monthly spot price index. The gas supply contracts contain a gas inventory charge as well as corporate warranties to assure gas deliverability for the term of the contract.

      Peak day design requirements of 337,252 dekatherms per day is based on a 1994-1995 peak day forecast at -20 degrees Fahrenheit. An additional 11,862 dekatherms per day of reserve capacity allows for growth and any unforeseen need. Peak day requirements will be served by 115,780 dekatherms per day from transportation gas, and 221,472 dekatherms per day from storage gas. The Company has access to eleven BCF of storage capacity. Storage gas is purchased and stored during the summer for redelivery during the heating season.

      The Company has been purchasing gas from ANR since 1952. Today, ANR transports gas from Louisiana, the Gulf of Mexico, the Texas-Oklahoma Panhandle area and Canada. On November 1, 1993, FERC Order 636 became effective for ANR. Order 636 prohibits pipeline companies, such as ANR, from providing gas merchant services such as those provided in the past. Thus, Order 636 shifts gas supply responsibilities to local distribution companies, such as the Company, while the pipeline companies continue to transport gas owned by others. Pipeline transportation rates are governed by tariffs which are subject to adjustment by the pipeline company with the approval of the FERC. As a result of restructuring under Order 636, the Company contracted for its pro-rata share of pipeline capacity from each of ANR's three supply areas: Southeast, 42,609 dekatherms per day; Southwest, 39,949 dekatherms per day; and Canada, 37,283 dekatherms per day. The initial term of each contract is for ten years with the right to extend in five-year increments. In addition, the Company has capacity on Viking Gas Pipeline for 7,880 dekatherms per day of Canadian gas with a term of four years with a right to extend.

      Order 636 mandates a straight fixed variable rate design which loads all fixed costs into the reservation charge. Based on rates effective November 1, 1993, pipeline company reservation charges for 1994 will total approximately $12.7 million. The

Company also has a no-notice service of 26,631 dekatherms per day from ANR with an annual reservation charge of $2.5 million per year. Storage reservation charges including the associated firm transportation to storage and storage to our service territory is $19.7 million per year.

      On December 30, 1993, in FERC Docket No. TM 94-4-48-000, ANR filed its fifth annual reconciliation of the take-or-pay buyout/buydown costs recovered through monthly charges. These costs, which represent 75% of ANR's total take-or-pay buyout/buydown costs paid to their gas suppliers, are being passed on to ANR's customers, including the Company. The total remaining Company fixed charge obligation for the five take-or-pay dockets still outstanding is $500,692. Monthly fixed charge payments are scheduled to be made through June 1996, and volumetric payments through April 1998. There is the potential for one or two more take-or-pay filings by ANR. All of such costs will be passed through to the Company's customers pursuant to established policies of the PSCW.

      ANR, as a result of its FERC Order 636 compliance filing, will recover various transition costs from its customers, including the Company. The Company expects to recover ANR transition costs in future rates. These costs include purchased gas adjustment costs of which the Company's share is $3.7 million. In addition, ANR has upstream pipeline capacity costs of between $85 million and $275 million of which the Company's share is approximately 10%. The exact amount cannot be determined at this time. The Company is currently being billed for ANR's above-market costs of gas purchases from the Dakota Gasification Plant. The potential total amount of these billings is $31.4 million through the year 2009. The Company, as part of the WDG, is contesting the legality of the Dakota Gasification Plant costs provision and is paying these costs under protest subject to refund.

      The Company intends to utilize a currently inactive non-utility subsidiary, Packerland, to market gas supply services to transport customers both inside and outside the Company's service territory. Application for PSCW approval of an affiliated interest agreement between the Company and Packerland is pending.

      The Company is a member of WDG which utilizes a Washington, D.C. legal counsel to monitor FERC activities and advise the group. The group files testimony and interventions in cases that impact its members. The Company also files interventions in cases to protect its interests as they may be different from the group. The Company is also advised by the same Washington, D.C. legal counsel. WDG is challenging the payment of above-market Dakota Gasification Plant costs in the District of Columbia Circuit Court. The case could be heard this spring.

      All of the Company's Wisconsin metered retail rates contain a purchased gas adjustment clause, which provides for tracking changes for wholesale costs and an annual true-up of such costs. The PSCW reaffirmed this purchased gas adjustment clause/true-up mechanism during generic proceedings in 1988. The Company's Michigan retail rates include a gas cost recovery plan under procedures authorized by the MPSC in 1983. Both the PSCW and the MPSC have approved mechanisms to allow for full recovery of take-or-pay and transition related costs which the FERC has authorized ANR to pass on to its customers.

      At the present time, all new Wisconsin and Michigan applicants for gas service, regardless of type and size, are being supplied with natural gas. About 5,200 customers were added in 1993. Growth in new gas customers is on an upward trend as the Company aggressively seeks new gas distribution customers.

      The Company uses gas for power generation in peaking turbines and for ignition and flame stabilization at its Weston
Unit 3 and Pulliam generating plants.

      One large industrial customer is in a geographical location which would allow for its direct connection to the ANR system. A special rate designed to keep this customer on the Company distribution system has been approved by the PSCW, but the customer has asked ANR to seek FERC approval for it to be connected directly to the ANR system. There is no single customer or small group of customers, the loss of which would have a materially adverse effect on the natural gas business of the Company.

      The following table sets forth the amounts of revenues, operating income and identifiable assets attributable to gas utility operations:

                                       YEAR ENDED DECEMBER 31
                                      1993      1992      1991
                                             (thousands)

Gas Operating Revenues              $187,376  $157,177  $152,222

Operating Income, Including         $  8,226  $  6,141  $  8,141
Allowance For Funds Used During
Construction

Identifiable Assets                 $184,880  $158,314  $129,483


                 See Note 7 in Notes to Financial Statements.

                           D.  ENVIRONMENTAL MATTERS


      GENERAL. The Company is subject to regulation with regard to the impact of its operations on air and water quality and solid waste disposal, and may be subject to regulation with regard to other environmental considerations by various federal, state and local authorities. The application of federal and state restrictions to protect the environment involves or may involve review, certification or issuance of permits by various federal and state authorities, including the DNR and the EPA. Such restrictions, particularly in regard to emissions into the air and water and solid waste disposal, may limit, prevent or substantially increase the cost of the operation of the Company's generating installations and may require substantial investments in new equipment at existing installations. They may also require substantial investments for proposed new projects and may delay or prevent authorization and completion of the projects. The Company cannot forecast other effects of all such regulation upon its generating, transmission and other facilities, or its operations, but believes that it is presently meeting existing requirements.

      AIR QUALITY. In December of 1985, a committee appointed by the governor of Wisconsin to review sulfur dioxide emission limitations for Wisconsin utilities and industries recommended reductions from 1980 emission levels in the range of 30% to 60%. These recommendations were written into law by the Wisconsin Legislature. The law requires that Wisconsin utilities reduce annual sulfur dioxide emissions to 1.2 pounds per million BTU by 1993. The plants which the Company operates are now in compliance with all current sulfur dioxide and nitrogen oxide emission standards.

      The CAAA were enacted in 1990. The CAAA will require reductions in sulfur dioxide in 1995 (Phase I) to meet limitations based on an emission rate of 2.5 pounds per million
BTU multiplied by a historical generation baseline for the Pulliam Unit 8 and Edgewater Unit 4 generating units. Due to the
Wisconsin limits, these units will be operating at levels substantially below this federal rate.

      The CAAA require further reductions beginning in the year 2000 (Phase II). These limits are set based on an emission rate of 1.2 pounds per million BTU multiplied by a historical generation baseline for all generating units. The methods that will be used to meet these reductions will be determined by individual utilities with the filing of compliance plans.

      Because of the emission allowance system included in the CAAA, operations during Phase I are expected to produce surplus allowances which are expected to be available to aid in compliance with the requirements of Phase II. To the extent the Company determines that it will have allowances available beyond its own requirements in both Phase I and Phase II, it will consider the sale of these excess allowances.

      The Company intends to achieve compliance with Wisconsin and federal sulfur dioxide emission limitations by switching to low sulfur coal. As anticipated, fuel switching has adversely impacted several units regarding unit operation and particulate emission compliance. A total of $44 million has been expended to date at Pulliam and Weston to comply with 1993 and prior
Wisconsin emission standards for opacity and sulfur dioxide. An additional $15 million to $25 million expenditure has been projected for the period from 1994 through 1999 to assure continued federal and Wisconsin emission compliance under all normal operating conditions at Pulliam and Weston. Expenditures include natural gas start-up equipment, flue gas conditioning, precipitator upgrades, coal blending systems, fuel handling modifications and boiler cleaning equipment.

      The CAAA also require the installation of low nitrogen oxide burners on several units. Low nitrogen oxide burners, which would be required by 1995, will be completed early in 1994 for Pulliam Unit 8. Phase I of the CAAA allows units smaller than 100 megawatts, such as Pulliam Unit 7, to be designated Phase I units, thus building up sulfur dioxide credits. Having made this election, low nitrogen oxide burners will be installed for Pulliam Unit 7 in 1994. Based on past experience, it is anticipated that expenditures related to sulfur dioxide and nitrogen oxide emission compliance will be recoverable in rates.

      Air toxic provisions in the CAAA will not be applied until the EPA conducts a three-year study to determine if those standards need to be applied to utilities.

      The Company received a NOV on September 11, 1986 from the EPA. The NOV resulted from alleged violations of opacity standards at Weston Unit 2 on January 17 and May 22, 1986. Company representatives have met with EPA-Region V representatives, and, although the parties did not reach a complete agreement on a resolution of the matter at the meeting, the EPA basically accepted the Company's plan for dealing with opacity control at the facility. Final settlement of this matter is still pending.

      On November 26, 1986, the Company received a NOV from the EPA asserting that the emissions from Pulliam exceeded the applicable opacity limits. The Company has entered into negotiations with the EPA, and as part of a proposed resolution of the matter, the Company has installed a start-up gas burner system on Units 3-6 and flue gas conditioning on Units 5-8. The

Company paid a $37,500 penalty. An agreement between the Company and the EPA was finalized on September 27, 1993.

      WATER QUALITY. The Company is subject to regulation by the DNR and the EPA with respect to thermal and other discharges from the Company's power plants into Lake Michigan and other waters of Wisconsin. Permits were reissued to the Company for its Pulliam and Weston power plants.

      GAS PLANT CLEANUP. The Company is currently investigating the need for environmental cleanup of seven manufactured gas plant sites previously operated by the Company. The Company has engaged an environmental consultant who estimates that the cost to remediate one specific site, the Stevens Point site, will be approximately $2.1 million. This estimate is based upon a detailed investigation of the site assuming excavation of impacted soils, disposal of soils to a licensed landfill for such materials, on-site groundwater extraction and treatment, and post-cleanup monitoring for twenty-five years. The consultant has yet to perform detailed investigations of the remaining six sites and comparable information on these sites is not available.

      The Company used the estimate for the first site as a basis for making projections on cleanup costs at the other sites because of some similar characteristics at the other sites. The remaining six sites are located adjacent to rivers. Because the first site studied is not adjacent to a river, there is no data currently available as to possible contaminated river sediments. Based on estimates from the Gas Research Institute, for sites with minimal sediment contamination, and assuming all six sites have river contamination, the Company would probably spend at a minimum an additional $2.7 million to cleanup these six sites. Estimates of the maximum cost to cleanup river sites are not available. The range of cleanup costs is estimated to be from $6.4 million to $19.2 million, which includes the $2.7 million to cleanup the six river sites. Remediation expenditures would be made over the next thirty-three years. The Company has recorded as a liability with an offsetting deferred charge, i.e., a regulatory asset, $16.5 million, which represents the Company's current estimate of cleanup costs for all seven sites excluding possible costs of river contamination cleanup. Based on discussions with regulators and a recent rate order in Wisconsin, management believes that these costs, but not the carrying costs associated with the deferred charges, will be recoverable in future rates.

      As additional detailed investigations are completed, five are anticipated in 1994, these estimates will be adjusted to reflect specific site data. Other factors that can impact these estimates are changes in remedial technology and regulatory requirements. The estimates presented above do not take into consideration any recovery from insurance carriers or other third parties which the Company is pursuing.

      See also Part I, Item 2, LEGAL PROCEEDINGS, for discussion of the Sheboygan Gas Plant and Oshkosh Gas Plant sites.

      OTHER SOLID WASTE DISPOSAL. On December 1, 1986, the Company received notice from EPA-Region V that it was one of 832 PRPs for the cleanup of Maxey Flats Waste Disposal Site. Documents obtained to date indicate that the Company contributed 0.0162% of the waste disposed of at the site. A remedial investigation and feasibility study has been completed. At this time, the cost of the remedial action and EPA oversight is estimated to be about $77.5 million. The EPA has offered a buyout agreement to de minimus PRPs. Although a final agreement has not been executed, the Company's buyout cost will be about $28,000. While liability for cleanup under the Superfund program is joint and several, the amounts paid by the PRPs are usually related to their volumetric contribution of waste to the site.

      In November of 1986, the Company was notified by the DNR that it was one of several PRPs involved in the Holtz & Krause Landfill located in Wausau, Wisconsin. The Company disposed of 12,516 cubic yards of non-hazardous office waste and construction debris at the site. This represents 1.02% of the total amount of waste at the site. The landfill is currently only being addressed by the DNR, and the current work is not being conducted as part of EPA's Superfund program. A community fund raising effort was undertaken ($5,000 was paid by the Company), which in combination with DNR contributions, paid for the remedial investigation and feasibility study. The DNR has selected a remedy which is estimated to cost $11 million to $12 million.
The DNR has proposed to contribute approximately $4.5 million toward the remedy if the remaining amount is raised by the parties that contributed waste to the landfill. Also, the county in which the landfill is located has adopted a surcharge on the waste disposal fee charged at the county's landfill to raise funds to assist in the remediation. Clean Sites, Inc., a neutral cost allocation expert, was retained by the Holtz & Krause PRP Group to develop an allocation. The amount to be allocated to the Company, $37,163, was paid to the cleanup fund in October of 1993. The DNR has indicated that it will pursue a cost-recovery action against entities that do not settle with the Holtz & Krause PRP Group.

      In March of 1987, the Company was notified by the EPA that it was a PRP for the cost of cleaning up the Rose Chemical site in Holden, Missouri. Based on records that are available, a small amount of PCB material, about 39,000 pounds, was sent to the site. At this time, the Company has signed a participation agreement for the cleanup and contributed $60,192 which is based on the volumetric contribution of waste and the expected total cleanup cost.

      In November of 1988, the Company received notice from the DNR that the Sherman Street property located in Wausau, Wisconsin, had levels of lead contamination present. Based on an investigation conducted by a neighboring business, Wausau Steel, it appears that this contamination originates on an adjacent Wausau Steel property. The cleanup of the property by Wausau Steel is nearing completion.


                            E.  REGULATORY MATTERS

      Utility rates, service and securities issues of the Company are subject to regulation by the PSCW and the MPSC, and the Company is subject to regulation of its wholesale electric rates, hydroelectric projects and certain other matters by the FERC. It is also subject to limited regulation by local authorities. The operation of Kewaunee and the construction and operation of any future nuclear plants are subject to the jurisdiction of the NRC.

      In January of 1993, electric rates for Wisconsin retail customers increased $8.7 million, or 2.1% on average and natural gas rates for Wisconsin retail customers increased $3.8 million, or 2.3%. Subsequently, during 1993, the Company implemented two electric rate reductions totaling about $6.2 million on an annualized basis due to decreasing fuel costs.

      In March of 1993, the Company made a 1994 rate filing with the PSCW requesting a decrease in electric rates of $1.3 million, or .3% and an increase in natural gas rates of $2.0 million, or 1.3%. During the rate case process, the Company proposed a three-year rate plan including electric rate reductions of 4% for 1994, 1.25% for 1995 and 1% for 1996. This proposal was based on a specific set of conditions. The PSCW proposed an alternate three-year plan with similar rate reductions but a different set of conditions. The Company and the PSCW were unable to agree on a number of non-rate related conditions. As a result, a $17.4 million, or 4% electric rate reduction, and a $1 million, or .6% natural gas rate increase, covering a one-year period, became effective on January 1, 1994. The new rates for 1994 reflect an authorized rate of return of 11.3% on common equity, down from 12.3% in 1993.

      In 1993, agreement was reached with the FERC customers and the FERC staff regarding the rate effects of the NERCO coal buyout. As a result, the Company has expensed $625,000 which represents the maximum amount of buyout costs allocable to the FERC jurisdiction which will not be recovered in customer rates.

The Company anticipates that the FERC will issue an order confirming this settlement.

      No changes were made to Michigan electric and gas rates during 1993 other than through the fuel adjustment clause.


                           F.  CAPITAL REQUIREMENTS

      Anticipated capital requirements for 1994 are $87.1 million, of which $56.1 million, $6.4 million, $8.6 million, and $6.0 million are for electric construction, nuclear fuel, gas construction, and other construction expenditures, respectively, and $10.0 million for the funding of nuclear plant decommissioning, certain employee benefit plans and non-utility
investments.   All of the capital expenditures for 1994, and
approximately 62% of the anticipated total capital expenditures of $294.3 million during 1995 and 1996, are expected to be financed through internal sources. The Company does not expect to sell permanent securities in 1994 or 1995. Security sales in 1996 are contingent upon the Company receiving approval to construct Rhinelander.


                       G.  FORMATION OF HOLDING COMPANY

      The Board of Directors, at its December meeting, approved the formation of a holding company system and authorized management to take all action to obtain the shareholder and regulatory approvals necessary for such corporate restructuring. A new corporation, known as Resources, was organized to become the holding company. If the required shareholder and regulatory approvals are obtained, one share of common stock of Resources will be exchanged on a tax free basis for each outstanding share of Company common stock. Resources will become the sole owner of the common stock of the Company which will continue its business and operations. Each holder of common stock of the Company will automatically become a shareholder of Resources and all certificates which previously represented common stock of the Company will thereafter, for all corporate purposes, be deemed to represent common stock of Resources. The exchange will not include the Company's preferred stock and first mortgage bonds. The Company believes that the new structure will create a structure which can more effectively address the growing competition in the energy industry, facilitate selective diversification into non-utility businesses which are related to the utility business of the Company or energy conservation or energy resources or which otherwise benefit the service territory of the Company, afford separation between utility and non-utility businesses thereby minimizing the risks associated with unregulated businesses to which Company customers and security holders may be exposed, and provide additional flexibility for financing and for maintaining appropriate utility capital ratios.


                              H.  DIVERSIFICATION

      Packerland, a previously inactive wholly owned subsidiary, will be utilized to provide energy supply consulting and natural gas supply/transportation procurement services for commercial and industrial customers within and outside the Company's traditional service area. Packerland currently has only nominal assets.

      Communications, a wholly owned subsidiary of the Company, was organized in 1985 to be a partner in the NorLight fiber optics telecommunications partnership. In 1991, the assets of NorLight were sold, and a portion of the purchase price was set aside to fund an escrow out of which the purchaser can be reimbursed for certain liabilities. In December of 1994, the escrow will terminate and any funds then held in the escrow and not payable to the purchaser of the NorLight assets will be distributed to the NorLight partners. It is anticipated that Communications will be dissolved at that time. In January of 1994, an indemnification claim in the amount of $188,653, of which the Communications' share is $62,884, was received from MRC.

      Rapidly changing technologies have been associated recently with the electric and gas utility industry. That is why the Company continued its support of UTECH, a venture capital partnership which invests in new technologies that could be applied to utility operations. The Company has $2.5 million invested in UTECH.


                                 I.  EMPLOYEES

      During 1993, the Company employed an average of 2,652 persons. Of this number, 2,175 and 477 were considered electric and gas utility employees, respectively.

      Approximately 1,125 Company employees are represented by The International Union of Operating Engineers Local 310. The current contract runs through October of 1994. There has never been a strike against the Company by its employees.

ITEM 2.  PROPERTIES

         The following table includes information about electric generation facilities of the Company (including those jointly-owned):

                                                                      RATED
                                                                   CAPACITY(a)
TYPE            NAME                LOCATION        FUEL           (KILOWATTS)

Steam           Pulliam             Green Bay, WI   Coal            397,000 (b)
                Weston              Wausau, WI      Coal, or Gas    493,800 (c)
                Kewaunee            Kewaunee, WI    Nuclear         216,300 (d)
                Columbia -
                 Units No. 1 & 2    Portage, WI     Coal            333,800 (d)
                Edgewater
                 Unit No. 4         Sheboygan, WI   Coal            104,000 (d)
                                                                  ---------
Total Steam                                                       1,544,900

Hydro                               Various                          70,000
                                    (15 Plants)

Combustion                          Various        Gas, or Oil     292,300 (e)
 Turbine                            (6 Plants)
 & Diesel

Wind Turbine                        Kewaunee, WI                        40
                                                                 ---------

Total System                                                     1,907,240
                                                                 =========

(a)   Based on 1993 winter capacity tests.

(b)   This plant contains six units.

(c) This plant contains three units. Two units burn only coal and the other can burn coal or natural gas.

(d) These facilities are jointly-owned. The Kewaunee plant is operated by the Company; WP&L is operator of the Columbia and Edgewater units. The capacity indicated is the Company's portion of total plant capacity based on percent of ownership.

(e) The Company and Marshfield jointly own 105 kilowatts of combustion turbine peaking capacity which the Company operates. The entire capacity of the unit is included herein.

      The Company owns 52 transmission substations with a transformer capacity of 5,163,043 kva; 91 distribution substations with a transformer capacity of 2,725,152 kva; and

21,870 route miles of electric transmission and distribution lines. Gas properties include approximately 3,409 miles of main, 65 gate and city regulator stations and 173,835 services. All gas facilities are located in Wisconsin except for distribution facilities in and near the city of Menominee, Michigan.

      Substantially all of the Company's utility plant is subject to a first mortgage lien.


ITEM 3.  LEGAL PROCEEDINGS

      SHEBOYGAN GAS PLANT. In November of 1990, the Company was notified by the DNR that it may be a PRP for environmental contamination found on property next to the Sheboygan River previously used by the Company for the gasification of coal in the city of Sheboygan, Wisconsin. The Company last used the property for this purpose in approximately 1930. In 1966, the property was sold and is now owned by the city of Sheboygan. The DNR has offered the Company the opportunity to investigate and remediate the property under an agreement with the state of Wisconsin as opposed to having the site handled by the EPA as part of the larger Sheboygan River and Harbor Superfund site.
The Company, the city and the state of Wisconsin have negotiated an agreement for performing the work, and, therefore, Wisconsin, and not the EPA, will be handling this matter.

      An initial study was completed on the site which confirmed the presence of contaminants that appear to be related to the former gas plant. A follow-up investigation was recommended by the environmental consultant to determine more precisely the scope of the contamination and to determine if any contamination is migrating from off-site. The Company is awaiting approval from the DNR for the additional work. After the follow-up investigation is completed, the city and the Company will negotiate an allocation of the costs associated with the site between themselves. Based on the initial study, and a more detailed investigation of the Company's Stevens Point site, it is believed that the cost of cleanup for the Sheboygan site could be as much as $2.1 million, excluding possible river cleanup costs which could increase the cost of the cleanup project. The Company has filed suit against its insurers seeking a declaratory judgment to establish the liability of insurers to reimburse costs associated with the Sheboygan and other gas plant matters.


      OSHKOSH GAS PLANT. In April of 1992, the Company received an order from the DNR directing it to complete an investigation and implement remedial activities on property owned by the Company in the city of Oshkosh, Wisconsin. Previously, the Company had operated a manufactured gas plant on the property from 1883 until 1946. A challenge to the order was filed on May

8,1992, and the Company and the DNR have negotiated the terms of a consent order. An environmental consultant conducted an investigation in late 1993. The estimated cost of the study is $75,000. The city has claimed that contaminated groundwater from the former gas plant property has migrated onto city-owned land. Until the results of the study are compiled and analyzed (the Company is awaiting the results of laboratory tests), the Company is not able to determine the validity of the claim. The Company has filed suit against its insurers seeking a declaratory judgment to establish the liability of insurers to reimburse costs associated with the Oshkosh and other gas plant matters.

        FEDERAL TAX AUDIT. The Company has received an audit report from the IRS for its 1984 through 1986 tax returns. The IRS has disallowed as a deduction amounts contributed by the Company to its defined benefit pension plans resulting in a deficiency of $3 million. The Company did not contest the adjustment. The audit included other adjustments unrelated to the pension plan issue for the years 1984 through 1986, including adjustments which offset the foregoing deficiency. The Company has contested certain of these adjustments as well as the disallowance of certain other claims for refund. The Company has reached a settlement with the IRS that will result in an overall refund of tax to the Company exceeding $1.3 million plus interest. If the PSCW follows the same practice it has in the past, the settlement, including interest, will be refunded to customers in future rate proceedings.

      Incorporated herein by reference are the discussion of coal contract administration related litigation under "B. ELECTRIC
OPERATIONS - Fuel" and the descriptions of the various proceedings relating to environmental matters described under "D.
ENVIRONMENTAL MATTERS" both in Item 1 hereof.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.


ITEM 4A.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information about outside directors is omitted for the reason that such information will be included in a registration statement on Form S-4, which will include a proxy statement for the annual meeting of the shareholders of the Company which is scheduled to be held on May 5, 1994, which Resources will file relating to shares of its common stock to be issued in connection with the formation of a holding company system.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

                               Current Position and Business         Effective
Name and Age                 Experience During Past Five Years          Date
- ---------------------------- ------------------------------------    ---------

DANIEL A. BOLLOM         57  President and Chief Executive Officer   03-01-91
                             President and Chief Operating Officer   06-01-89
                             Senior Vice President-Operations        06-01-86

DANIEL P. BITTNER        50  Senior Vice President-Finance           03-01-92
                             Vice President-Treasurer                02-01-89
                             Treasurer                               02-01-85

RICHARD A. KRUEGER       56  Senior Vice President-Power Supply
                              and Engineering                        07-01-89
                             Senior Vice President-Power
                              Engineering and Construction           10-01-88
                             Vice President-Fossil Operations        11-01-86

CLARK R. STEINHARDT      52  Senior Vice President-Nuclear Power     06-01-91
                             Vice President-Nuclear Power            06-01-90
                             Assistant Vice President-Nuclear Power  07-01-89
                             Manager-Nuclear Power                   06-01-88
                             Manager-Kewaunee Plant                  07-01-84

PATRICK D. SCHRICKEL     49  Senior Vice President-Operations        06-01-89
                             Vice President-Gas Engineering and
                              Supply                                 02-01-85


J. GUS SWOBODA           58  Senior Vice President-Marketing and
                              Corporate Services                     10-01-89
                             Senior Vice President-Marketing         06-01-89
                             Vice President-Marketing                11-01-87

BERNARD J. TREML         44  Assistant Vice President-Human
                              Resources                              07-01-93
                             Manager-Human Resources                 08-01-92
                             Manager-Marketing Programs and
                              Services                               08-01-91
                             Manager-Retail Marketing                07-01-90
                             Administrator-Division Accounting       07-01-83

LARRY L. WEYERS          48  Vice President-Energy Supply            01-01-92
                             Assistant Vice President-Energy Supply  07-01-90
                             Director-Fuel Services                  09-16-85

RICHARD E. JAMES         40  Assistant Vice President-Rates and
                              Economic Evaluation                    03-01-92
                             Manager-Rates and Economic Evaluation   01-01-89
                             Director-Rates and Economic Evaluation  10-01-87

ROBERT H. KNUTH          60  Assistant Vice President-Secretary      06-01-90
                             Secretary and Assistant Treasurer       05-11-78

DAVID W. SCHONKE         60  Assistant Vice President-Electric
                              Distribution Engineering               06-01-86

                               Current Position and Business         Effective
Name and Age                 Experience During Past Five Years          Date
- ---------------------------- ------------------------------------    ---------

GLEN R. SCHWALBACH       48  Assistant Vice President-Gas
                               Engineering and Supply                06-01-90
                             Manager-Gas Engineering and Supply      06-01-89
                             Gas Measurement and Utilization
                              Supervisor                             10-01-87

RALPH G. BAETEN          50  Treasurer                               03-01-92
                             Insurance and Benefits Director         05-01-87

DIANE L. FORD            40  Controller                              03-01-92
                             Administrator-Corporate Accounting      05-01-87

FRANK J. KICSAR          54  Assistant Secretary                     03-01-92
                             Director-Corporate Tax                  10-01-76




NOTE: All ages are as of December 31, 1993. None of the executives listed above are related by blood, marriage, or adoption to any of the other officers listed or to any director of the Registrant. Each officer shall hold office until his successor shall have been duly elected and qualified, or until his death, resignation, disqualification or removal.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS



COMMON STOCK Two-Year Comparison

                            Dividends
Share Data                  Per Share                  Price Range

     1993                                          High        Low
           1st Quarter . .   $.435                34-3/4      30-1/8
           2nd Quarter . .    .435                35-3/8      32-1/8
           3rd Quarter . .    .445                36-1/2      33-3/4
           4th Quarter . .    .445
                            ------                36          31-3/4
                Total        $1.76

    1992
           1st Quarter . .  $ .425                28-5/8      26-1/8
           2nd Quarter . .    .425                29-3/8      27
           3rd Quarter . .    .435                32-1/4      29-1/4
           4th Quarter . .    .435
                            ------                32-1/4      30-1/2
                 Total       $1.72



Common Stock

   Listed on the New York and Chicago Stock Exchanges

   Ticker Symbol: WPS

   Transfer Agent and Registrar:

      Firstar Trust Company
      P.O. Box 2077
      Milwaukee, Wisconsin 53201

   As of December 31, 1993, there were 25,240 common stock shareholders of record.


See also Item 6 below.

ITEM 6.  SELECTED FINANCIAL DATA

STATISTICS - FINANCIAL

Statements Of Income (Thousands)
                                        1993        1992        1991        1990        1989        1988        1983
                                     ----------- ----------- ----------- ----------- ----------- ----------- ----------
Operating Revenues:
  Electric. . . . . . . . . . . . . .  $493,256    $477,625    $471,277    $448,905    $442,938    $435,958    $389,197
  Gas . . . . . . . . . . . . . . . .   187,376     157,177     152,222     140,068     142,874     168,376     240,694
                                     ----------- ----------- ----------- ----------- ----------- ----------- ----------
                                        680,632     634,802     623,499     588,973     585,812     604,334     629,891
Operating Expenses:
 Operation -
   Electric production fuels. . . . .   114,051     123,866     131,054     129,792     134,719     134,437     127,055
   Gas purchased for resale . . . . .   133,347     109,890     103,189      97,443      97,927     120,702     202,770
   Purchased power  . . . . . . . . .    30,703      29,594      32,886      27,145      31,125      24,887       4,597
   Other. . . . . . . . . . . . . . .   148,270     135,614     128,820     117,494     109,765     101,935      78,859
 Maintenance. . . . . . . . . . . . .    51,597      46,436      48,223      44,265      43,363      43,422      32,112
 Depreciation . . . . . . . . . . . .    60,609      58,592      55,687      55,363      53,135      50,486      59,195
 Taxes -
    Federal income. . . . . . . . . .    27,654      23,147      21,961      20,775      20,972      26,605      24,851
    Net investment credit . . . . . .    (1,860)     (2,022)     (2,071)     (2,298)     (2,256)     (2,826)        501
    State income. . . . . . . . . . .     7,313       6,081       5,688       5,083       4,373       5,096       6,862
    Gross receipts and other. . . . .    25,204      24,459      23,034      23,138      22,403      22,399      18,569
                                     ----------- ----------- ----------- ----------- ----------- ----------- -----------
                                        596,888     555,657     548,471     518,200     515,526     527,143     555,371
                                     ----------- ----------- ----------- ----------- ----------- ----------- -----------
Operating Income. . . . . . . . . . .    83,744      79,145      75,028      70,773      70,286      77,191      74,520
Other Income and (Deductions):
    AFUDC, other funds. . . . . . . .       287         494         113         451         595         659          --
    Other, net. . . . . . . . . . . .     3,356       6,076       4,351       2,845       1,464         823        (665)
    Income taxes. . . . . . . . . . .       568      (1,116)       (478)       (162)        556         697         535
    Gains on bonds reacquired . . . .                    --          --          --          --          --         221
                                     ----------- ----------- ----------- ----------- ----------- ----------- -----------
                                          4,211       5,454       3,986       3,134       2,615       2,179          91
Income Before Interest
   Expense. . . . . . . . . . . . . .    87,955      84,599      79,014      73,907      72,901      79,370      74,611
Interest Expense:
   Interest on long-term debt . . . .    24,393      25,662      22,127      21,289      21,327      21,583      19,517
   AFUDC, borrowed funds. . . . . . .      (200)       (542)       (193)       (306)       (341)       (363)       (263)
   Other interest . . . . . . . . . .     1,562       1,477       2,908       3,901       2,785       1,730       3,763
                                     ----------- ----------- ----------- ----------- ----------- ----------- -----------
                                         25,755      26,597      24,842      24,884      23,771      22,950      23,017
                                     ----------- ----------- ----------- ----------- ----------- ----------- -----------
Net Income. . . . . . . . . . . . . .    62,200      58,002      54,172      49,023      49,130      56,420      51,594
Preferred Stock
  Dividend Requirements . . . . . . .     3,311       3,237       3,237       3,293       3,436       3,594       5,974
                                     ----------- ----------- ----------- ----------- ----------- ----------- -----------
Earnings on Common Stock. . . . . . .   $58,889     $54,765     $50,935     $45,730     $45,694     $52,826     $45,620
                                     ----------- ----------- ----------- ----------- ----------- ----------- -----------
Income Statistics
Common Stock:
  Shares outstanding, Dec. 31 (1) . .23,896,962  23,846,144  22,888,620  22,888,620  22,888,620  23,200,552  23,644,412
  Shares outstanding, Avg. (1). . . .23,888,047  23,350,039  22,888,620  22,888,620  23,086,474  23,200,552  23,454,062
  Earnings per share (1)(2) . . . . .     $2.47       $2.35       $2.23       $2.00       $1.98       $2.28       $1.95
  Dividends paid per share (1). . . .     $1.76       $1.72       $1.68       $1.64       $1.60       $1.56       $1.11
  Year-end stock price (1). . . . . .    33-5/8      31-3/4      28-1/4      23-5/8      23-3/4      21-5/8      27-3/4
Times Interest Earned:
  Before income taxes . . . . . . . .      4.49        3.99        4.00        3.74        3.85        4.49        5.32
  After income taxes. . . . . . . . .      3.29        3.01        3.03        2.84        2.95        3.33        3.22
Times Interest and
  Preferred Dividends Earned After
    Income Taxes  . . . . . . . . . .      2.93        2.71        2.70        2.53        2.60        2.90        2.56

(1) Adjusted to reflect 2 for 1 common stock split in June 1987.
(2) Based on weighted average shares outstanding.

                                        -28-

STATISTICS - FINANCIAL
Balance Sheets (Thousands)

Assets
Utility Plant:                    1993           1992           1991           1990           1989           1988         1983
                            -------------  -------------  -------------  -------------  -------------  ------------- -----------
  Electric. . . . . . . . .   $1,386,007     $1,354,579     $1,277,913     $1,241,346     $1,199,700     $1,155,645     $963,787
  Gas . . . . . . . . . . .      184,234        173,012        164,038        156,428        150,050        143,617      117,309
                            -------------  -------------  -------------  -------------  -------------  ------------- -----------
                               1,570,241      1,527,591      1,441,951      1,397,774      1,349,750      1,299,262    1,081,096
  Less - accumulated
    depreciation  . . . . .      801,056        748,427        695,586        648,398        600,965        548,950      445,823
                            ------------  -------------  -------------  -------------  -------------  -------------  -----------
                                 769,185        779,164        746,365        749,376        748,785        750,312      635,273
Nuclear decommissioning
  trusts, at cost . . . . .       56,699         51,023         45,504         40,587         36,003         31,715          --
Nuclear fuel, net . . . . .       17,981         16,880         18,704         19,531         23,503         19,156       10,694
                           -------------  -------------  -------------  -------------  -------------  -------------  -----------
    Net utility plant . . .      843,865        847,067        810,573        809,494        808,291        801,183      645,967
Investments . . . . . . . .       16,161         16,569         17,835         20,889         16,147         17,689       10,290
Current assets. . . . . . .      180,140        160,331        165,393        148,303        167,435        138,254      131,776
Deferred charges and other
  assets  . . . . . . . . .      158,675        121,583         79,736         30,553         31,296         37,249        4,587
                           -------------  -------------  -------------  -------------  -------------  -------------  -----------
    Total assets. . . . . .   $1,198,841     $1,145,550     $1,073,537     $1,009,239     $1,023,169       $994,375     $792,620
                           -------------  -------------  -------------  -------------  -------------  -------------  -----------
Capitalization and Liabilities
Common stock and premium. .     $169,193       $167,705       $141,266       $141,266       $141,266       $143,187     $145,909
Retained earnings . . . . .      265,310        245,521        228,032        230,866        231,859        227,981      154,184
Preferred stock with no
  mandatory redemption. . .       51,200         51,200         51,200         51,200         51,200         51,200       51,200
Preferred stock with
  mandatory redemption. . .           --             --             --           --              642          2,145       24,750
Long-term debt. . . . . . .      314,225        321,498        332,907        273,349        255,275        256,264      222,092
                           -------------  -------------  -------------  -------------  -------------  -------------  -----------
  Total capitalization. . .      799,928        785,924        753,405        696,681        680,242        680,777      598,135
Short-term borrowings . . .       21,000         20,000         13,000         35,000         36,000         21,500       39,500
Bond sinking fund requirements
  and maturing first mortgage
  bonds . . . . . . . . . .          --          8,726            235            235           --             --           9,125
Deferred income taxes . . .     138,952        169,012        160,703        150,199        153,741        157,620           --
Other liabilities and credits   238,961        161,888        146,194        127,124        153,186        134,478       145,860
                          -------------  -------------  -------------  -------------  -------------  -------------   -----------
    Total capitalization
     and liabilities. . .    $1,198,841     $1,145,550     $1,073,537     $1,009,239     $1,023,169       $994,375      $792,620
                          -------------  -------------  -------------  -------------  -------------  -------------   -----------

- ------------------------------------------------------------------------------------------------------------------------------
Book Value Per Share, Dec. 31
  including ESOP (1). . . .      $18.18         $17.33         $16.14         $16.26         $16.30         $16.00        $12.69
Book Value Per Share, Dec. 31
  excluding ESOP (1). . . . .    $19.16         $18.44         $17.42         $16.87         $16.52         $16.24        $12.69
Return on Average Equity. . .      13.1%          13.2%          13.1%          12.1%          12.1%          14.4%         15.9%
Capitalization Ratios
  Common equity including ESOP.    54.3           52.6           49.0           53.4           54.9           54.5          50.2
  Preferred stock . . . . . . .     6.4            6.5            6.8            7.4            7.6            7.8          12.7
  Long-term debt. . . . . . . .    39.3           40.9           44.2           39.2           37.5           37.7          37.1
Percent Long-Term Debt
  to Net Utility Plant. . . . .    37.2           38.0           41.1           33.8           31.6           32.0          34.4
Average Bond Rate . . . . . . .     7.1            7.8            8.2            8.0            8.1            8.1           7.2
Average Preferred Stock Rate. .     6.1            6.3            6.3            6.3            6.4            6.5           7.8
Shareholders -
    Common stock. . . . . . . .  25,240         25,983         24,943         25,248         25,752         26,858        33,857
    Preferred stock . . . . . .   3,577          4,167          4,332          4,538          4,821          5,164         6,885
Number of Employees, Dec. 31. .   2,603          2,631          2,619          2,500          2,472          2,466         2,267



(1) Adjusted to reflect 2 for 1 common stock split in June 1987.

                                        -29-

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS


1993 Compared to 1992

      Electric operating revenues increased a total of $15.6 million, or 3.3%. This increase was the result of a 4.2% increase in kilowatt-hour (KWH) sales and a 2.1% rate increase for the Company's Wisconsin retail customers that was effective January 1, 1993. This was partially offset by rate reductions totalling $1.1 million in September and November 1993 for Wisconsin retail customers due to reduced fuel costs.
Residential sales increased $8.9 million, or 5.7% due primarily to warmer summer weather. Commercial and industrial sales rose $13.3 million, or 5.3%, reflecting customer growth and the impact of the warmer weather. Wholesale sales decreased $4.5 million, or 7.4%, due to an average rate reduction to this customer class of 6.7%.

      Gas operating revenues increased $30.2 million, or 19.2%. This increase is primarily due to a 10.1% increase in the cost of gas ($12.2 million), reflecting spot market volatility, a 3.2% increase in heating degree days ($12.5 million), and a 2.3% retail Wisconsin rate increase ($5.5 million) effective January 1, 1993. The PSCW allows the Company to pass on to its customers, through a purchased gas adjustment clause, changes in the cost of gas. Residential revenues increased $17.3 million, and commercial and industrial revenues increased $14.6 million.

      Electric production fuels decreased $9.8 million, or 7.9%, even though electric generation was up 2.1%. This decrease was primarily the result of less expensive coal, which has been purchased on the spot market. Such purchases decreased overall coal-related costs per kilowatt-hour by 11.8%, and reduced coal costs by approximately $14.2 million between years.

      Gas purchased for resale increased $23.5 million, or 21.3%, due to higher gas volumes of 10.4%, and higher average cost of gas per dekatherm of 10.1%

      Other operating expenses increased $12.7 million, or 9.3%, primarily due to increased amortization of 1991 coal and
associated rail contract buy-outs costs of $2.9 million, and increased electric and gas conservation expenses of  $9.7
million.

      Maintenance expense increased $5.1 million, or 10.9%, primarily due to additional maintenance activities at the Company's coal-fired power plants.

      Federal and state income taxes increased $5.9 million, or 21.7%, due to higher pre-tax income, and the effect of an increase in the federal income tax rate from 34% to 35%, as provided in the Revenue Reconciliation Act of 1993.

1992 Compared to 1991

      Electric operating revenues increased $6.4 million, or 1%. This increase was the result of a 2% increase in kilowatt-hour
(KWH) sales and a 1.4% rate increase for the Company's Wisconsin retail customers that was effective January 1, 1992. This was offset by a 1% rate reduction, effective May 1992 for Wisconsin retail customers due to reduced fuel costs. Residential KWH sales decreased approximately 2%, due to an extremely cool summer. This reduction was more than offset by increased KWH sales to large commercial and industrial customers, primarily in the paper industry.

      Gas operating revenues increased $5 million, or 3%.  Gas
therm sales increased less than 1% due primarily to the
relatively mild winter weather.   Therm sales to firm and
interruptible industrial customers increased by 2%, due largely to a shift from transport to system gas. Gas rates averaged a 5% increase reflecting the higher cost of purchased gas.

      Electric production fuels decreased $7.2 million, or 5.5%, even though generation at the Company's coal and nuclear plants was up 2.1%. Nuclear fuel expense declined $1.4 million primarily due to a $1 million refund from the United States Department of Energy (DOE) retroactive to 1983 for nuclear fuel disposal costs. Since this refund will be returned to customers between 1993-1995, a liability was established to refund this amount to customers, which increased other expenses. Coal expense declined $5.4 million primarily due to a $3.8 million coal inventory adjustment in 1992, and a reduction in the average cost of coal. The latter reflects the Company's buyout of several long-term contracts, and the purchase of less expensive coal on the spot market, which reduced fuel costs by approximately $2.7 million between years.

      Gas purchased for resale increased $6.7 million, or 6.5%, reflecting the higher cost of gas from spot market purchases.

      Purchased power decreased $3.3 million, or 10.0% due to the 1992 Kewaunee nuclear plant refueling being shorter than the 1991 refueling, which reduced the need for replacement power, and the cooler summer.

      Other expenses increased $6.8 million, or 5.3%, primarily due to the amortization of $3.4 million of coal and associated rail contract buy-out costs that were made in 1991, and the $1.0 million charge from the DOE for nuclear fuel disposal costs, as previously discussed.

      Federal and state income taxes increased $1.6 million, or 5.7% due to higher pre-tax income.

      Interest on long-term debt increased $3.5 million, or 16.0%, reflecting interest expense associated with the issuance of $60 million of first mortgage bonds in September 1991.



BALANCE SHEET


1993 Compared to 1992

      Gas in storage increased $8.3 million. This increase in additional storage capacity reflects part of a package of transportation and storage services from ANR, the Company's primary gas transporter.

      Investments and other assets increased $25.0 million. This increase primarily reflects the adoption of Statement of Financial Standards (SFAS) No. 87, Employers' Accounting for Pensions, as of January 1, 1993, whereby the Company recorded a prepaid pension asset of $20.0 million to reflect the overfunded status of the Company's pension plans. As of December 31, 1993 this asset totalled $24.5 million. The corresponding credit was recorded as a regulatory liability and is being refunded to customers over 5 years beginning in January 1993.

      Accumulated deferred income taxes decreased $30.0 million. This decrease reflects the adoption of SFAS No. 109, Accounting for Income Taxes, in the first quarter of 1993, which reduced deferred income taxes by $33.0 million, net. The corresponding credit was recorded as a regulatory liability.

      Regulatory liabilities increased $55.0 million with the adoption of SFAS No. 87 ($22.0 million) and SFAS No. 109 ($33.0 million) as previously discussed.


1992 Compared to 1991

      Deferred charges increased $43.0 million. This increase reflects additional demand-side management (DSM) expenditures of $27.8 million, net, and deferred costs associated with environmental remediation of old gas plant sites ($8.5 million) and charges under the National Energy Act for remediation of federal uranium enrichment facilities ($6.2 million).


FINANCIAL CONDITION


      During 1993, the Company refinanced $164.5 million of long-term debt which will result in annual reductions in interest expense of approximately $3.0 million. As allowed by the PSCW, the costs associated with the refinancings have been deferred and are to be amortized to expense as the benefits of the lower interest rates are realized.

      The Company continues to maintain good liquidity levels and a financial condition considered to be strong by utility analysts. Internally generated funds exceeded requirements during the year. No external funding difficulties are anticipated in the future. Pretax interest coverage was 4.5 times interest expense for the year ended December 31, 1993.

      Rating agencies have reaffirmed the Company's bond ratings of AA+ (Standard & Poor's), Aa2 (Moody's), and AA+ (Duff & Phelps), even in light of the rating agencies' awareness of the increased competitive environment facing our industry. In addition, Standard & Poor's revised its methodology for rating utilities in 1993. Based on this, Standard & Poor's characterized the Company as having "above average business and competitive prospects."

      The Company has identified the need for additional electric generating capacity or purchased power late in this decade. To satisfy this need, the Company has signed a 35-year Steam and Electrical Sales Agreement with Rhinelander Paper Company, Inc. Under the agreement, the Company plans to construct, own and operate a 116 megawatt cogeneration facility adjacent to Rhinelander's mill in Rhinelander, Wisconsin at a cost of $191 million. In addition, as required by the PSCW's newly developed bidding process, the Company has requested proposals for the same capacity from electric generating plant project developers or for power purchases from other utilities. The Company will compare the bids to the proposed Rhinelander facility before proposing a solution to its capacity and energy needs to the PSCW which must approve the final solution. A final decision is expected by late 1994. No other major construction projects are anticipated at this time.

      For the five-year period 1994-1998, internally generated funds are expected to lag construction expenditures and other investments totalling $642 million by about $190 million. These expenditures are comprised of $463 million for electric construction, $29 million for nuclear fuel, $43 million for gas construction, and $34 million for other construction expenditures; and $73 million for funding of nuclear plant decommissioning, certain employee benefit plans, and non-utility investments. The Company currently expects to finance this shortfall in internally generated funds by net bond additions of $124 million, common stock sales of $21 million, preferred stock sales of $25 million, and short-term debt of $20 million. However, no permanent security sales are anticipated until 1996.

      The PSCW ordered revised depreciation rates to be effective
January 1, 1994, which will reduce the annual depreciation provision by approximately $5.8 million.

      In 1993, the Company filed for a rate decrease for Wisconsin retail customers, of $1.3 million (.3%) for electric, and an increase of $2.0 million (1.3%) for gas. A rate order was received in December 1993 giving the Company the option for a one or three year rate plan. The Company elected the one year plan which reduces electric rates by $17.4 million (4.0%) and increases gas rates by $1.0 (.6%). The authorized return on common equity was reduced from 12.3% to 11.3%.

      SFAS No. 112, Employers' Accounting for Postemployment Benefits will become effective in 1994. This statement establishes accounting and reporting standards for post-employment benefits other than those covered by SFAS Nos. 87 and
106. As a result of adopting this statement, the Company is to expense $1.8 million of transition obligation costs in 1994 which is being recovered in utility rates.


TRENDS

      The Company follows Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, and its financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating the Company. These include the Public Service Commission of Wisconsin (PSCW), 89% of revenues, the Michigan Public Service Commission (MPSC), 2% of revenues, and the Federal Energy Regulatory Commission (FERC), 9% of revenues. In addition, the Kewaunee nuclear plant is regulated by the Nuclear Regulatory Commission (NRC), and environmental matters are primarily governed by the Environmental Protection Agency (EPA) and the Wisconsin Department of Natural Resources
(DNR).

      The regulatory environment is becoming more complex, especially with the Company's primary regulator, the PSCW, even as competition becomes more prevalent. This is evidenced by the recently developed requirement of the PSCW that proposals for new power generation facilities be tested by a bidding process to ensure that cost effective projects are developed, statewide advance planning for generation and transmission, deregulation in the gas business, and increased emphasis on DSM. The Company has reacted to these changes with innovative rate designs, proposals for new generation, new conservation programs and partnerships with customers. In general, the regulatory climate in Wisconsin is viewed as being above average by outside parties.

      In December 1993, the Board of Directors of the Company approved the formation of a holding company to be known as WPS Resources Corporation (WPS Resources). If the required shareholder and regulatory approvals are obtained, one share of $1 par common stock of WPS Resources will be exchanged on a tax free basis for each outstanding share of the Company's $4 par common stock. The share exchange and corporate restructuring will not result in any change in accounting treatment for the Company. After the share exchange, the accounts of the Company will be included in the consolidated financial statements of WPS Resources. The intent at this time is that subsidiaries created under WPS Resources will offer energy or energy-related products and/or services.

      In order to address the complexities in the natural gas market as a result of the Federal Energy Regulatory Commission's Order 636 that went into effect in November 1993, the Company has formed a non-utility subsidiary Packerland Energy Services, Inc. This subsidiary will be brokering gas, and selling transportation and energy management services primarily to regional commercial and industrial businesses.

      The Company has accrued $16.5 million for the environmental remediation of seven manufactured gas plant sites previously operated by the Company. This accrual is based on a study that was recently completed at one site, and was used as the basis for making projections on the six remaining sites. The range of cleanup costs for all seven sites is estimated to be from $6.4 million to $19.2 million.

      Because the first site studied is not adjacent to a river, there is no data currently available as to possible contaminated river sediments. The remaining six sites are adjacent to rivers. Based on estimates from the Gas Research Institute, for sites with minimal sediment contamination, and assuming all six sites have river contamination, the Company would probably spend, at a minimum, an additional $2.7 million to clean up these sites.

      As additional site specific studies are completed (five are anticipated in 1994) these estimates will be adjusted. Other factors that can impact these estimates are changes in remedial technology and regulatory requirements. The estimates presented do not take into consideration any recovery from insurance carriers or other third parties which the Company is pursuing. Based on discussions with regulatory authorities, and a recent rate order in the Wisconsin jurisdiction, management believes that these costs, but not carrying costs on deferred expenditures, will be recoverable in future rates.

      In addition, the Company has been notified that it is a minor participant in some waste disposal sites. However, no significant costs are anticipated to cleanup these sites.

      New Federal Clean Air Act amendments were enacted in 1990. The Act establishes stringent sulfur dioxide and nitrogen oxide emission limitations. Wisconsin had previously enacted laws to limit sulfur emissions. The Company anticipates meeting these new limitations primarily by switching to lower sulfur fuels. However, some new capital expenditures will be required to upgrade existing equipment and to monitor emission levels. These expenditures are estimated to be in the range of $15 to $25 million between 1994 and 1999.

      In the PSCW's latest 20 year advance plan, the Commission reaffirmed their support for DSM as a proper means to control energy growth in Wisconsin, and has increased the targeted reductions for all state utilities. This amounts to a reduction of 340 megawatts for the Company through 2010. The Company has been a leader in this area and expects to meet the targets set by the PSCW.

      For a more detailed discussion of these items, refer to the notes (1)(j) and (6) to financial statements.

      The steam generator tubes at Kewaunee are susceptible to corrosion characteristics seen throughout the nuclear industry. Annual inspections are performed to identify degraded tubes. Degraded tubes are either repaired by sleeving or are removed from service by plugging. The steam generators were designed with approximately 15% heat transfer margin, meaning that full power should be sustainable with the equivalent of 15% of the steam generator tubes plugged. Tube plugging and the build-up of deposits on the tubes affect the heat-transfer capability of the steam generators to the point where eventually full power operation is affected. The result is a gradual decrease in the capacity of the plant. Currently, the equivalent of 10% of the tubes in the steam generators are plugged. The Company continues to evaluate appropriate repair strategies, including replacement at a projected cost of $132.9 million (Company share $54.7 million), as well as continued operation of the steam generators without replacement. The Company intends to operate Kewaunee until at least 2013, the expiration of the present operating license. The Company is also evaluating initiatives to improve the performance of Kewaunee. These initiatives include funding of the development of welded repair technology for steam generator tubes and numerous cost reduction measures such as the conversion from a twelve-month to an eighteen-month fuel cycle. If the steam generators are not replaced, and excluding the possible affect of the aforementioned repair strategies, the Company projects a gradual power reduction of approximately 1% per year which may begin as soon as 1995.


IMPACT OF INFLATION

      Current financial statements are prepared in accordance with generally accepted accounting principles and report operating results in terms of historic cost. They provide a reasonable, objective, quantifiable statement of financial results but do not evaluate the impact of inflation. Under ratemaking prescribed by the commissions regulating the Company, projected operating costs are recoverable in revenues. Because forecasts are prepared assuming inflation, the majority of inflationary effects on normal operating costs are recoverable in rates. However, the Company is only allowed to recover the historical cost of plant via depreciation in these forecasts.

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    STATEMENTS OF INCOME
                                                                                   Year Ended December 31
                                                                            1993            1992          1991
                                                                        -------------   ------------   ----------
                                                                                         (Thousands)
    Operating Revenues:
      Electric . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      493,256  $     477,625  $   471,277
      Gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         187,376        157,177      152,222
                                                                        -------------   ------------   ----------
                                                                             680,632        634,802      623,499
                                                                        -------------   ------------   ----------
    Operating Expenses:
      Operation -
        Electric production fuels. . . . . . . . . . . . . . . . . .         114,051        123,866      131,054
        Gas purchased for resale . . . . . . . . . . . . . . . . . .         133,347        109,890      103,189
        Purchased power. . . . . . . . . . . . . . . . . . . . . . .          30,703         29,594       32,886
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .         148,270        135,614      128,820
      Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . .          51,597         46,436       48,223
      Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .          60,609         58,592       55,687
      Taxes -
        Federal income . . . . . . . . . . . . . . . . . . . . . . .          27,654         23,147       21,961
        Investment credit restored . . . . . . . . . . . . . . . . .          (1,860)        (2,022)      (2,071)
        State income . . . . . . . . . . . . . . . . . . . . . . . .           7,313          6,081        5,688
        Gross receipts and other . . . . . . . . . . . . . . . . . .          25,204         24,459       23,034
                                                                        -------------   ------------   ----------
                                                                             596,888        555,657      548,471
                                                                        -------------   ------------   ----------
    Operating Income . . . . . . . . . . . . . . . . . . . . . . . .          83,744         79,145       75,028
                                                                        -------------   ------------   ----------
    Other Income and (Deductions):
        Allowance for equity funds used during construction. . . . .             287            494          113
        Other, net . . . . . . . . . . . . . . . . . . . . . . . . .           3,356          6,076        4,351
        Income taxes . . . . . . . . . . . . . . . . . . . . . . . .             568         (1,116)        (478)
                                                                        -------------   ------------   ----------
                                                                               4,211          5,454        3,986
                                                                        -------------   ------------   ----------
    Income Before Interest Expense . . . . . . . . . . . . . . . . .          87,955         84,599       79,014
                                                                        -------------   ------------   ----------
    Interest Expense:
        Interest on long-term debt . . . . . . . . . . . . . . . . .          24,393         25,662       22,127
        Allowance for borrowed funds used during construction. . . .            (200)          (542)        (193)
        Other interest . . . . . . . . . . . . . . . . . . . . . . .           1,562          1,477        2,908
                                                                        -------------   ------------   ----------
                                                                              25,755         26,597       24,842
                                                                        -------------   ------------   ----------
    Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . .          62,200         58,002       54,172
    Preferred Stock Dividend Requirements. . . . . . . . . . . . . .           3,311          3,237        3,237
                                                                        -------------   ------------   ----------
    Earnings On Common Stock . . . . . . . . . . . . . . . . . . . .  $       58,889  $      54,765  $    50,935
                                                                        -------------   ------------   ----------

    Average Number Of Shares Of Common Stock Outstanding (Thousands)          23,888         23,350       22,889
    Earnings Per Average Share Of Common Stock . . . . . . . . . . .           $2.47          $2.35        $2.23
    Dividends Per Share On Common Stock. . . . . . . . . . . . . . .           $1.76          $1.72        $1.68



         The accompanying notes to financial statements are an integral part of these statements.




    BALANCE SHEETS
                                                                                          December 31
                                                                               1993           1992          1991
                                                                            -----------   ------------   ----------
    Assets                                                                               (Thousands)
    Utility Plant:
      In service - Electric. . . . . . . . . . . . . . . . . . . . . . .  $  1,374,662  $   1,327,964  $ 1,269,979
                   Gas . . . . . . . . . . . . . . . . . . . . . . . . .       183,798        172,763      163,901
                                                                            -----------   ------------   ----------
                                                                             1,558,460      1,500,727    1,433,880
        Less - Accumulated provision for depreciation. . . . . . . . . .       801,056        748,427      695,586
                                                                            -----------   ------------   ----------
                                                                               757,404        752,300      738,294
      Nuclear decommissioning trusts . . . . . . . . . . . . . . . . . .        56,699         51,023       45,504
      Construction in progress . . . . . . . . . . . . . . . . . . . . .        11,781         26,864        8,071
      Nuclear fuel, less accumulated provision for amortization of
        $130,011, $124,394, and $117,792, respectively . . . . . . . . .        17,981         16,880       18,704

                                                                            -----------   ------------   ----------
         Net utility plant . . . . . . . . . . . . . . . . . . . . . . .       843,865        847,067      810,573
                                                                            -----------   ------------   ----------
    Current Assets:
      Cash and equivalents . . . . . . . . . . . . . . . . . . . . . . .         5,391            178          477
      Customer and other receivables, net of reserves. . . . . . . . . .        66,511         62,573       65,673
      Accrued utility revenues . . . . . . . . . . . . . . . . . . . . .        37,314         33,880       29,545
      Fossil fuel, at average cost . . . . . . . . . . . . . . . . . . .        10,208         12,907       25,502
      Gas in storage, at average cost. . . . . . . . . . . . . . . . . .        19,885         11,622        1,815
      Materials and supplies, at average cost. . . . . . . . . . . . . .        19,411         18,722       19,260
      Prepayments and other. . . . . . . . . . . . . . . . . . . . . . .        21,420         20,449       23,121
                                                                            -----------   ------------   ----------
          Total current assets . . . . . . . . . . . . . . . . . . . . .       180,140        160,331      165,393
                                                                            -----------   ------------   ----------
    Deferred Charges . . . . . . . . . . . . . . . . . . . . . . . . . .       118,128        106,390       63,360
    Investments and Other Assets . . . . . . . . . . . . . . . . . . . .        56,708         31,762       34,211
                                                                            -----------   ------------   ----------
                                                                          $  1,198,841  $   1,145,550  $ 1,073,537
                                                                            -----------   ------------   ----------
    Capitalization and Liabilities
    Capitalization:
      Common stock equity. . . . . . . . . . . . . . . . . . . . . . . .  $    434,503  $     413,226  $   369,298
      Preferred stock with no mandatory redemption . . . . . . . . . . .        51,200         51,200       51,200
      Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .       314,225        321,498      332,907
                                                                            -----------   ------------   ----------
          Total capitalization . . . . . . . . . . . . . . . . . . . . .       799,928        785,924      753,405
                                                                            -----------   ------------   ----------
    Current Liabilities:
      Note payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,000         10,000       10,000
      Commercial paper . . . . . . . . . . . . . . . . . . . . . . . . .        11,000         10,000        3,000
      Maturing first mortgage bonds. . . . . . . . . . . . . . . . . . .            --          8,726          235
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .        64,113         55,300       62,898
      Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .         3,266          1,234        1,258
      Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . .         7,695          7,204        6,729
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,956         10,207       12,275
                                                                            -----------   ------------   ----------
          Total current liabilities. . . . . . . . . . . . . . . . . . .       106,030        102,671       96,395
                                                                            -----------   ------------   ----------
    Other Long-Term Liabilities and Deferred Credits:
      Accumulated deferred income taxes. . . . . . . . . . . . . . . . .       138,952        169,012      160,703
      Accumulated deferred investment credits. . . . . . . . . . . . . .        34,210         36,071       38,093
      Regulatory liabilities . . . . . . . . . . . . . . . . . . . . . .        61,434          6,393          926
      Long-term liabilities. . . . . . . . . . . . . . . . . . . . . . .        58,287         45,479       24,015
                                                                            -----------   ------------   ----------
                                                                               292,883        256,955      223,737
                                                                            -----------   ------------   ----------
    Commitments and Contingencies (See Note 6)
                                                                            -----------   ------------   ----------
                                                                          $  1,198,841  $   1,145,550  $ 1,073,537
                                                                            -----------   ------------   ----------

         The accompanying notes to financial statements are an integral part of these balance sheets.

  STATEMENTS OF CAPITALIZATION
                                                                                            December 31
                                                                                  1993         1992         1991
                                                                               ----------   -----------   ---------
                                                                                            (Thousands)
  COMMON STOCK EQUITY:
    Common stock, $4 par value, 32,000,000 shares authorized;
    23,896,962, 23,846,144 and 22,888,620 shares outstanding, respectively.  $    95,588  $     95,385  $   91,555
    Premium on capital stock . . . . . . . . . . . . . . . . . . . . . . . .      73,605        72,320      49,711
    Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .     288,693       272,019     257,404
    ESOP loan guarantees . . . . . . . . . . . . . . . . . . . . . . . . . .     (23,383)      (26,498)    (29,372)
                                                                               ----------   -----------   ---------

        Total common stock equity. . . . . . . . . . . . . . . . . . . . . .     434,503       413,226     369,298
                                                                               ----------   -----------   ---------

  PREFERRED STOCK:
    Cumulative, $100 par value, 1,000,000 shares authorized:
      With no mandatory redemption -
                    Series      Shares Outstanding
                     5.00%          132,000. . . . . . . . . . . . . . . . .      13,200        13,200      13,200
                     5.04%           30,000. . . . . . . . . . . . . . . . .       3,000         3,000       3,000
                     5.08%           50,000. . . . . . . . . . . . . . . . .       5,000         5,000       5,000
                     6.76%          150,000. . . . . . . . . . . . . . . . .      15,000        15,000      15,000
                     6.88%          150,000. . . . . . . . . . . . . . . . .      15,000            --          --
                     7.72%          150,000. . . . . . . . . . . . . . . . .          --        15,000      15,000
                                                                               ----------   -----------   ---------

        Total preferred stock. . . . . . . . . . . . . . . . . . . . . . . .      51,200        51,200      51,200
                                                                               ----------   -----------   ---------

  LONG-TERM DEBT:
    First mortgage bonds -
                     Series      Year Due
                     4-3/8%        1993. . . . . . . . . . . . . . . . . . .          --            --       8,726
                     4-1/2%        1994. . . . . . . . . . . . . . . . . . .          --        10,944      10,944
                      9.50%        1994. . . . . . . . . . . . . . . . . . .          --            --      45,000
                     6-3/8%        1997. . . . . . . . . . . . . . . . . . .          --        23,482      23,482
                     5-1/4%        1998. . . . . . . . . . . . . . . . . . .      50,000            --          --
                     7-1/4%        1999. . . . . . . . . . . . . . . . . . .          --        24,039      24,039
                     8-1/4%        2001. . . . . . . . . . . . . . . . . . .          --        25,000      25,000
                      7.30%        2002. . . . . . . . . . . . . . . . . . .      50,000        50,000          --
                     8-1/8%        2003. . . . . . . . . . . . . . . . . . .          --        25,000      25,000
                      6.80%        2003. . . . . . . . . . . . . . . . . . .      50,000            --          --
                     7-7/8%        2005. . . . . . . . . . . . . . . . . . .          --            --      10,530
                     6-1/8%        2005. . . . . . . . . . . . . . . . . . .       9,075         9,075          --
                      8.20%        2012. . . . . . . . . . . . . . . . . . .          --        45,000      45,000
                      6.90%        2013. . . . . . . . . . . . . . . . . . .      22,000            --          --
                      9.70%        2014. . . . . . . . . . . . . . . . . . .          --        22,000      22,000
                    10-1/8%        2014. . . . . . . . . . . . . . . . . . .       1,000         1,000       1,000
                      8.80%        2021. . . . . . . . . . . . . . . . . . .      60,000        60,000      60,000
                     7-1/8%        2023. . . . . . . . . . . . . . . . . . .      50,000            --          --
                                                                               ----------   -----------   ---------

                                                                                 292,075       295,540     300,721
    Unamortized discount and premium on bonds, net . . . . . . . . . . . . .      (1,257)       (1,037)     (1,193)
                                                                               ----------   -----------   ---------

    Total first mortgage bonds . . . . . . . . . . . . . . . . . . . . . . .     290,818       294,503     299,528

    ESOP loan guarantees . . . . . . . . . . . . . . . . . . . . . . . . . .      23,383        26,498      29,372
    Other long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .          24           497       4,007
                                                                               ----------   -----------   ---------

        Total long-term debt . . . . . . . . . . . . . . . . . . . . . . . .     314,225       321,498     332,907
                                                                               ----------   -----------   ---------

  Total capitalization . . . . . . . . . . . . . . . . . . . . . . . . . . . $   799,928  $    785,924  $  753,405
                                                                               ----------   -----------   ---------

    The accompanying notes to financial statements are an integral part of these statements.

   STATEMENTS OF CASH FLOWS
                                                                                    Year Ended December 31
                                                                                 1993        1992        1991
                                                                               ---------   ---------   ---------
                                                                                          (Thousands)
   Cash Flows From Operating Activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   62,200  $   58,002  $   54,172

   Adjustments to reconcile net income to net cash from
   operating activities -
       Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .          60,609      58,592      55,687
       Amortization of nuclear fuel and other . . . . . . . . . . . . .          27,693      20,522      17,915
       Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .            (867)      7,266      10,659
       Investment credit restored . . . . . . . . . . . . . . . . . . .          (1,860)     (2,022)     (2,071)
       AFUDC equity . . . . . . . . . . . . . . . . . . . . . . . . . .            (287)       (494)       (113)
       Pension (income) . . . . . . . . . . . . . . . . . . . . . . . .          (9,830)         --          --
       Post retirement liability. . . . . . . . . . . . . . . . . . . .           5,915          --          --
       Deferred demand-side management expenditures . . . . . . . . . .         (18,988)    (32,073)     (9,901)
       Coal and rail contract settlements . . . . . . . . . . . . . . .              --          --     (28,290)
       Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,644      (3,601)      2,679
       Changes in -
         Customer and other receivables . . . . . . . . . . . . . . . .          (3,938)      3,100      (8,101)
         Accrued utility revenues . . . . . . . . . . . . . . . . . . .          (3,434)     (4,335)     (1,143)
         Fossil fuel. . . . . . . . . . . . . . . . . . . . . . . . . .          (5,565)      2,788      (4,913)
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . .           8,813      (6,886)      7,989
         Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . . .           2,032       3,425      (3,897)
                                                                               ---------   ---------   ---------
         Net cash from operating activities . . . . . . . . . . . . . .         137,137     104,284      90,672
                                                                               ---------   ---------   ---------

   Cash Flows From (Used For) Investing Activities:
       Construction and nuclear fuel expenditures, including AFUDC debt         (68,654)    (95,211)    (64,887)
       Decommissioning funding. . . . . . . . . . . . . . . . . . . . .          (5,676)     (5,518)     (4,917)
       Sale of interest in combustion turbine . . . . . . . . . . . . .           7,849          --          --
       Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,786)      2,784        (902)
                                                                               ---------   ---------   ---------
         Net cash from (used for) investing activities. . . . . . . . .         (71,267)    (97,945)    (70,706)
                                                                               ---------   ---------   ---------

   Cash Flows From (Used For) Financing Activities:
       Proceeds from issuance of common stock . . . . . . . . . . . . .           1,693      26,439          --
       Proceeds from issuance of preferred stock. . . . . . . . . . . .          15,000          --          --
       Redemption of preferred stock. . . . . . . . . . . . . . . . . .         (15,000)         --          --
       Sale of first mortgage bonds . . . . . . . . . . . . . . . . . .         172,000      59,075      60,000
       Redemption and maturities of first mortgage bonds. . . . . . . .        (189,973)    (55,765)       (960)
       Change in other long-term debt . . . . . . . . . . . . . . . . .              --          --     (15,000)
       Change in commercial paper . . . . . . . . . . . . . . . . . . .           1,000       7,000     (22,000)
       Preferred stock dividends. . . . . . . . . . . . . . . . . . . .          (3,332)     (3,237)     (3,237)
       Common stock dividends . . . . . . . . . . . . . . . . . . . . .         (42,045)    (40,150)    (38,453)
                                                                               ---------   ---------   ---------
         Net cash from (used for) financing activities. . . . . . . . .         (60,657)     (6,638)    (19,650)
                                                                               ---------   ---------   ---------
   Net Increase (Decrease) in Cash and Equivalents. . . . . . . . . . .           5,213        (299)        316

   Cash and Equivalents at Beginning of Year. . . . . . . . . . . . . .             178         477         161
                                                                               ---------   ---------   ---------
   Cash and Equivalents at End of Year. . . . . . . . . . . . . . . . .      $    5,391  $      178  $      477
                                                                               ---------   ---------   ---------

   Cash Paid During Year For:
     Interest, less amount capitalized. . . . . . . . . . . . . . . . .         $21,973     $22,678     $21,001
     Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .         $33,177     $18,301     $21,977

   Construction and nuclear fuel expenditures, including
     accruals, AFUDC and customer contributions . . . . . . . . . . . .         $72,731    $102,281     $64,536


       The accompanying notes to financial statements are an integral part of these statements.

     STATEMENTS OF RETAINED EARNINGS

                                                                                                  Year Ended December 31
                                                                                               1993        1992         1991
                                                                                             ---------   ---------   -----------
                                                                                                        (Thousands)

     Balance at Beginning of Year . . . . . . . . . . . . . . . . . . . . . . .            $  272,019  $  257,404  $    244,922
     Add - Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                62,200      58,002        54,172
                                                                                             ---------   ---------   -----------
                                                                                              334,219     315,406       299,094
                                                                                             ---------   ---------   -----------
     Deduct -
       Cash dividends declared on preferred stock-
         5.00% Series ($5.00 per share) . . . . . . . . . . . . . . . . . . . .                   660         660           660
         5.04% Series ($5.04 per share) . . . . . . . . . . . . . . . . . . . .                   151         151           151
         5.08% Series ($5.08 per share) . . . . . . . . . . . . . . . . . . . .                   254         254           254
         6.76% Series ($6.76 per share) . . . . . . . . . . . . . . . . . . . .                 1,014       1,014         1,014
         6.88% Series ($6.88 per share) . . . . . . . . . . . . . . . . . . . .                   384          --            --
         7.72% Series ($7.72 per share) . . . . . . . . . . . . . . . . . . . .                   868       1,158         1,158
       Cash dividends declared on common stock. . . . . . . . . . . . . . . . .                42,045      40,150        38,453
       Loss on repurchase of preferred stock. . . . . . . . . . . . . . . . .  .                  150          --            --
                                                                                             ---------   ---------   -----------
                                                                                               45,526      43,387        41,690
                                                                                             ---------   ---------   -----------
     Balance at End of Year . . . . . . . . . . . . . . . . . . . . . . . . . .            $  288,693  $  272,019  $    257,404
                                                                                             ---------   ---------   -----------

                The accompanying notes to financial statements are an integral part of these statements.


NOTES TO FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


(a) Business

The Company is a public utility operating company engaged in supplying electrical energy and natural gas to its customers who are located primarily in northeastern Wisconsin and Upper Michigan. The Company follows Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, and its financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating the Company. These include the Public Service Commission of Wisconsin (PSCW), 89% of revenues, the Michigan Public Service Commission (MPSC), 2% of revenues, and the Federal Energy Regulatory Commission (FERC), 9% of revenues.


(b) Corporate Restructuring

On December 9, 1993, the Board of Directors of the Company approved the formation of a holding company to be known as WPS Resources Corporation (WPS Resources). If the required shareholder and regulatory approvals are obtained, one share of $1 par common stock of WPS Resources will be exchanged on a tax free basis for each outstanding share of the Company's $4 par common stock. The share exchange and corporate restructuring will not result in any change in accounting treatment for the Company. After the share exchange, the accounts of the Company will be included in the consolidated financial statements of WPS Resources.

Once the holding company is formed, in all subsequent financial statements, preferred stock dividends of the Company would be retroactively restated as a nonoperating expense. This restatement would have no impact on earnings on common stock, or on earnings per share.


(c) Utility Plant

Utility plant is stated at the original cost of construction, which includes an allowance for funds used during construction (AFUDC). Approximately 50% of retail jurisdictional construction work in progress (CWIP), except for major new generating facilities which earn AFUDC on the full amount, is subject to AFUDC using a rate based on the Company's overall cost of capital. For 1993, retail rate was approximately 10.8%.

AFUDC is recorded on wholesale jurisdictional electric construction work in progress at debt and equity percentages specified in the FERC Uniform System of Accounts. For 1993, this rate was approximately 5.2%.


Substantially all of the Company's utility plant is subject to a first mortgage lien.


(d) Property Additions, Maintenance and Retirements

The cost of renewals and betterments of units of property (as distinguished from minor items of property) is charged to utility plant accounts. The cost of units of property retired, sold or otherwise disposed of, plus removal costs, less salvage, is charged to the accumulated provision for depreciation. No profit or loss is recognized in connection with ordinary retirements of property units. Maintenance and repair costs and replacement and renewal of items less than units of property are generally charged to operating expenses.

In October 1993, the Company sold, at its cost, a 32% interest in a combustion turbine to a municipality for $7.8 million.


(e) Depreciation

Straight-line composite depreciation expense is recorded over the estimated useful life of the property (including estimated salvage and cost of removal) as approved by the PSCW.

In a rate order received in December 1993 to become effective
January 1, 1994, new depreciation rates were ordered which will decrease annual depreciation expense by approximately $5.8 million.

                                               1993    1992    1991
                                               ----    ----    ----
Annual composite depreciation rates:
  Electric . . . . . . . . . . . . . . . .     3.88%   3.87%   3.80%
  Gas. . . . . . . . . . . . . . . . . . .     3.81%   3.81%   4.13%


(f) Nuclear Decommissioning Matters

Nuclear decommissioning costs are accrued over the estimated service life of the Kewaunee nuclear plant (Kewaunee), currently recovered from customers in rates, and deposited in external trusts. Such costs totalled $2.4 million, $2.4 million and $3.2 million for 1993, 1992, and 1991, respectively. In a rate order to become effective January 1, 1994, decommissioning costs recovered in rates will be $4.0 million. As of December 31, 1993, the external trusts totalled $56.7 million ($60.6 million market value). The Company's share of

Kewaunee decommissioning costs is estimated to be $149 million in current dollars based on a site specific study, performed in 1992, using immediate dismantlement as the method of decommissioning.

Depreciation expense includes decommissioning costs recovered and a charge to offset earnings from the external trusts. As of December 31, 1993, the accumulated provision for depreciation included accumulated provisions for decommissioning totalling $56.7 million.


(g) Nuclear Fuel

The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced for the generation of electric energy by Kewaunee. The costs amortized to fuel expense (which assume no salvage values for uranium or plutonium) include an amount for ultimate disposal and are recovered through current rates. As required by the Nuclear Waste Policy Act of 1982, a contract with the Department of Energy (DOE) has been signed, and quarterly payments are being made to the DOE for the fuel storage fee related to generation. Interim storage space for spent nuclear fuel is provided at Kewaunee, and expenses associated with this storage are recognized as current operating costs. Currently there is on-site storage capacity for spent fuel through the year 1999, and after modifications are made to the spent fuel pool, through the year 2012.


(h)  Cash and Equivalents

The Company considers short-term investments with an original maturity of three months or less to be cash equivalents.


(i) Revenue and Customer Receivables

The Company accrues revenues related to electric and gas service, including estimated amounts for service rendered but not billed.

Included in customer receivables and in investments and other assets is a total of $3.5 million of energy conservation loans to customers as of December 31, 1993. The carrying amount of the loans closely approximates their market value.

Automatic fuel adjustment clauses are used for FERC wholesale electric and MPSC retail electric portions of the Company's business. The PSCW retail electric portion of the business uses a "cost variance range approach." This range is based on a specific estimated fuel cost for the upcoming year. If the Company's actual fuel costs fall outside this range, a hearing may be held and adjustment to future rates may result.

The Company has a purchased gas adjustment clause which allows it to pass on to all classes of gas customers changes in the cost of gas purchased from its suppliers, subject to PSCW and MPSC review.

The Company is required to provide service and grant credit to customers within its defined service territory and is precluded from discontinuing service to residential customers during certain periods of the year. The Company continually reviews its customers' credit-worthiness and obtains deposits or refunds deposits accordingly. The Company is also permitted to recover bad debts in utility rates.

Approximately 9% of the Company's total revenues are from companies in the paper products industry.


(j) Deferred Charges

Deferred charges represent costs recoverable in future rates.

Deferred charges are as follows:
                                        1993        1992       1991
                                        ----        ----       ----
                                                 (Thousands)

DSM expenditures . . . . . . . . .   $ 46,219     $33,438    $ 5,633
Coal and rail contract
  buy-out costs  . . . . . . . . .     24,168      30,822     34,067
Environmental remediation
  costs  . . . . . . . . . . . . .     16,451       9,100        600
Debt refinancing costs . . . . . .     10,743       6,139      5,431
Enrichment facility fee  . . . . .      5,082       6,180         --
Natural gas obligations  . . . . .      4,210       8,319      3,041
Computer software  . . . . . . . .      2,782       5,451      7,231
Other. . . . . . . . . . . . . . .      8,473       6,941      7,357
                                      -------     -------     ------
  Total                              $118,128    $106,390    $63,360
                                      =======     =======     ======

Beginning in 1991, the PSCW increased the Demand Side Management
(DSM) expenditures the Company was making to promote electric and gas conservation. A significant portion of these expenditures are deferred and are to be recovered in utility rates over a ten-year period. In the PSCW's latest advance plan, DSM was reaffirmed as an integral part of their long-term energy planning.

In 1991, in order to lower overall fuel costs, the Company bought out of a major long-term coal contract and its related rail transportation contract. These buyouts totalled approximately $34.0 million. Based on management analyses and projected benefit tests as prescribed by regulators, these buyouts are expected to yield to ratepayers benefits that significantly exceed their costs.

Management believes it is probable that the Company will continue to recover from ratepayers all deferred charges described above based on prior and current rate treatment of such costs.


(k) Regulatory Liabilities

Regulatory liabilities represent costs previously collected that are refundable in future rates.

See notes (1)(m) and (1)(n) for specific discussion of deferred taxes and pension regulatory liabilities.

Regulatory liabilities have been established for the following items as of December 31,:

                                       1993        1992        1991
                                       ----        ----        ----
                                               (Thousands)

Deferred taxes . . . . . . . . . .   $33,030     $     -     $     -
Pensions . . . . . . . . . . . . .    22,021       6,619           -
Other. . . . . . . . . . . . . . .     6,383        (226)        926
                                      ------      ------      ------

  Total                              $61,434     $ 6,393     $   926
                                      ======      ======      ======


(l) Investments and Other Assets

Investments include various immaterial subsidiaries and affiliates, whose income is included in other income and deductions using the equity method of accounting. Other assets include prepaid pension assets, operating deposits for jointly owned plants, the cash surrender value of life insurance policies on officers and the long-term portion of energy conservation loans to customers.


(m) Employee Benefit Plans

The Company has non-contributory retirement plans covering substantially all employees under which annual contributions are made to an irrevocable trust established to provide retired employees with a monthly payment if conditions relating to age and length of service have been met. The plans are fully funded, and no contributions were made in 1993, 1992 and 1991. Prior to January 1, 1993, the PSCW required the recognition of the funded amounts for ratemaking and financial reporting purposes. Concurrent with a rate order effective January 1, 1993, the Company adopted the accrual method of accounting for pension costs under SFAS No. 87.
In connection therewith, the Company recorded a prepaid pension cost and related regulatory liability of $20.0 million reflecting the plans' overfunded status. Beginning January 1, 1993, this regulatory liability is being returned to ratepayers over five years.

The following tables set forth the plans' funded status and expense
(income).

                                                                                         As of December 31
                                                                                 -------------------------------
                                                                                   1993        1992        1991
                                                                                   ----        ----        ----
                                                                                            (Thousands)

Vested benefit obligation . . . . . . . . . . . . . . . . . . . . . . . .      $ 162,304    $ 152,581   $ 129,943
Non-vested benefit obligation . . . . . . . . . . . . . . . . . . . . . .          8,084        7,420       6,316
                                                                                --------     --------    --------
Total actuarial present value of accumulated benefit obligation . . . . .      $ 170,388    $ 160,001   $ 136,259
                                                                                ========     ========    ========

Projected benefit obligation for service rendered to date . . . . . . . .      $(235,661)   $(221,085)  $(181,750)
Plan assets at fair value . . . . . . . . . . . . . . . . . . . . . . . .        342,540      314,613     304,672
                                                                                --------    ---------    --------
Plan assets in excess of projected benefit obligation . . . . . . . . . .        106,879       93,528     122,922
Unrecognized net gain . . . . . . . . . . . . . . . . . . . . . . . . . .        (59,024)     (47,337)    (73,381)
Prior service cost not yet recognized . . . . . . . . . . . . . . . . . .          7,044        7,668       8,292
Unrecognized net asset being recognized over 17 years . . . . . . . . . .        (30,384)     (33,849)    (37,313)
                                                                                --------     --------    --------
Prepaid retirement plan cost  . . . . . . . . . . . . . . . . . . . . . .      $  24,515    $  20,010   $  20,520
                                                                                ========     ========    ========

The net retirement plan expense (income) includes the following components:

Service cost - benefits earned during the year. . . . . . . . . . . . . .      $   5,935    $   4,251   $   4,122
Interest cost on projected benefit obligation . . . . . . . . . . . . . .         16,375       15,003      14,247
Actual return on plan assets  . . . . . . . . . . . . . . . . . . . . . .        (37,856)     (25,826)    (61,912)
Net amortization and deferral . . . . . . . . . . . . . . . . . . . . . .         11,042          463      38,471
Regulatory adjustment to funded amount  . . . . . . . . . . . . . . . . .         (5,326)       6,109       5,072
                                                                                --------     --------    --------
Net retirement plan expense (income). . . . . . . . . . . . . . . . . . .      $  (9,830)   $      --   $      --
                                                                                ========     ========    ========

     The assumed rates for calculations used
     in the above tables were:

                                                                                  1993         1992        1991
                                                                                  ----         ----        ----

     Expected long-term return on investments                                     9.00%        9.00%       9.00%
     Average rate for future salary increases                                     6.25%        6.25%       6.25%
     Discount rate to compute projected benefit obligation                        7.50%        7.50%       8.50%


The Company also has self-funded plans which provide medical, dental and life insurance benefits to employees, retirees and their dependents. The expenses for active employees are expensed as incurred. Prior to 1993, the Company expensed amounts related to post-retirement health and welfare plans to the extent that such amounts were funded to external trusts.

Effective January 1, 1993 and concurrent with a rate order, the Company adopted SFAS No. 106, which requires the cost of post-retirement benefits for employees to be accrued as expense over the period in which the employee renders service and becomes eligible to receive benefits. The cost of post-retirement health care benefits for future retirees is recognized using the projected unit credit actuarial method. In adopting SFAS No. 106, the Company elected to recognize the transition obligation for current and future retirees over 20 years.

Since 1981, the Company has been prospectively funding amounts to irrevocable trusts as allowed for income tax purposes. These funded amounts have been expensed and recovered through rates. The investments of the trust covering administrative employees are subject to federal income taxes at a 31% tax rate, while the non-administrative trust is tax-exempt.

The following tables set forth the plans' accrued post retirement benefit obligation (APBO), as of December 31 and expense provision for the year then ended.

                                                          1993
                                                          ----
Retirees and dependents . . . . . . . . . . . . . . .  $(47,095)
Fully eligible active plan participants . . . . . . .    (5,671)
Other active plan participants  . . . . . . . . . . .   (66,681)
                                                        -------
Total APBO. . . . . . . . . . . . . . . . . . . . . .  (119,447)
Fair value of plan assets . . . . . . . . . . . . . .    68,949
                                                       --------
APBO in excess of plan assets . . . . . . . . . . . .   (50,498)
Unrecognized net loss . . . . . . . . . . . . . . . .    (1,400)
Unrecognized prior service cost . . . . . . . . . . .         -
Unrecognized transition obligation  . . . . . . . . .    45,756
                                                       --------
Accrued post-retirement benefit obligation  . . . . . $  (6,142)
                                                       ========

Benefits earned during the year . . . . . . . . . . . $   4,379
Interest on APBO. . . . . . . . . . . . . . . . . . .     8,248
Actual return on plan assets. . . . . . . . . . . . .    (4,861)
Net amortization and deferral . . . . . . . . . . . .     2,262
                                                       --------
Post-retirement benefit cost  . . . . . . . . . . . . $  10,028
                                                       ========

The assumed expected long-term return on investments and discount rate used to measure the APBO under SFAS No. 106 are consistent with rates used to calculate the pension plans' funded status and expense under SFAS No. 87. The assumed health care cost trend rates in 1993 were 13% (medical) and 9% (dental), decreasing to 7% and 5%, respectively, over the following 13 years. The assumed increase in health care cost for 1994 is 11.5% (medical) and 8.5% (dental).

Increasing each of the medical and dental cost trend rates by 1% in each year would increase the total APBO as of December 31, 1993 by $26.4 million and the total net periodic post-retirement benefit cost for the year then ended by $4.3 million.

During 1992 and 1991, the cost of post-retirement health care benefits was $2.7 million and $5.0 million, respectively.

As of December 31, 1993, the Company had approximately 956 retirees eligible to receive health care benefits.

Concurrent with a rate order effective January 1, 1994, the Company adopted SFAS No. 112, which establishes accounting and reporting standards for post-retirement benefits other than those covered by SFAS Nos. 87 and 106. In connection therewith, the Company will expense in 1994 the transition obligation of $1.8 million.

The Company has a leveraged Employee Stock Ownership Plan and Trust
(ESOP) that held 2,303,250 shares of Company common stock (market value approximately $77.4 million) at December 31, 1993. At that date, the ESOP also had loans guaranteed by the Company and secured by the common stock. At December 31, 1993, these loans had recorded values of $2.8 million (bearing an interest rate of 73.5% of prime rate) and $20.6 million (bearing an interest rate of 9.33%). The estimated market value of these loans at December 31, 1993 totalled $24.7 million.

Principal and interest on the loans are to be paid through Company contributions and dividends on Company common stock held by the ESOP. Shares in the ESOP are allocated to participants as the loans are repaid. Tax benefits from dividends paid to the ESOP are recognized as a reduction in the Company's cost of service. The PSCW has allowed the Company to include in cost of service an additional employer contribution to the plan. The net effect of the tax benefits and employee contribution is an approximately equal sharing of benefits of the program between customers and employees.


(n) Income Taxes

The effective income tax rates are computed by dividing total income tax expense, including investment credit restored, by the sum of such expense and net income. Previously deferred investment tax credits are being restored over the life of the related utility plant.

                                                     1993                   1992                    1991
                                                     ----                   ----                    ----
                                                             (Thousands except for percentages)
                                               Amount     Rate        Amount      Rate        Amount      Rate
                                               ------     ----        ------      ----        ------      ----
Statutory federal income tax . . . . . . .    $33,159     35.0%      $29,350      34.0%      $27,277      34.0%
State income taxes, net  . . . . . . . . .      4,636      4.9         4,518       5.2         4,546       5.7
Investment credit restored . . . . . . . .     (1,860)    (2.0)       (2,022)     (2.3)       (2,066)     (2.6)
Rate difference on deferred income tax
  reversals. . . . . . . . . . . . . . . .     (1,441)    (1.5)       (1,843)     (2.1)       (1,903)     (2.4)
Regulatory effects of dividends paid to
  ESOP . . . . . . . . . . . . . . . . . .     (1,434)    (1.5)       (1,381)     (1.6)       (1,375)     (1.7)
Other differences, net . . . . . . . . . .       (521)     (.5)         (300)      (.4)         (423)      (.5)
                                               ------     ----        ------      ----        ------      ----
Effective income tax                          $32,539     34.4%      $28,322      32.8%      $26,056      32.5%
                                               ======     ====        ======      ====        ======      ====


The current and deferred components of income tax expense are as follows:

                                                               1993                  1992                1991
                                                               ----                  ----                ----
Current provision:
  Federal. . . . . . . . . . . . . . . . . . . . . . .  $        28,212        $      18,284       $     13,783
  State. . . . . . . . . . . . . . . . . . . . . . . .            7,054                4,794              3,685
                                                         --------------         ------------        -----------
     Total current                                               35,266               23,078             17,468
                                                         --------------         ------------        -----------

Deferred provision (benefit):
  DSM expenditures, net  . . . . . . . . . . . . . . .           3,070               11,921              1,433
  Pension  . . . . . . . . . . . . . . . . . . . . . .           3,810                    -                  -
  Other post retirement benefits . . . . . . . . . . .          (2,201)                   -                  -
  Coal and rail contract buyout costs, net . . . . . .          (2,864)              (1,234)            10,996
  Depreciation differences . . . . . . . . . . . . . .          (1,942)                (927)            (1,239)
  Other, net . . . . . . . . . . . . . . . . . . . . .            (740)              (2,494)              (531)
                                                        --------------         ------------        -----------
     Total deferred                                               (867)               7,266             10,659

Investment credit restored, net  . . . . . . . . . . .          (1,860)              (2,022)            (2,071)
                                                        --------------         ------------        -----------
     Total income tax expense                          $        32,539        $      28,322       $     26,056
                                                        ==============         ============        ===========

Classification of income taxes:
  Operating expenses . . . . . . . . . . . . . . . . . $        33,107        $      27,206       $     25,578
  Other income and deductions  . . . . . . . . . . . .            (568)               1,116                478
                                                        --------------         ------------        -----------

     Total income tax expense                          $        32,539        $      28,322       $     26,056
                                                        ==============         ============        ===========

Effective January 1, 1993, the Company adopted the liability method of accounting for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred income tax liabilities are established based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. The adoption of this accounting standard had an insignificant impact on the Company's net income as excess deferred income taxes resulting from taxes provided at rates greater than current rates and previously unrecorded taxes have been recorded as a regulatory liability/asset to be refunded to/collected from customers in future years. Such net regulatory liability totalled $33.0 million as of December 31, 1993.

As of December 31, 1993, the Company had the following significant temporary differences that created deferred tax assets and liabilities:

Deferred tax assets-
  Plant related . . . . . . . . . . . . . . . . . . . .  $    48,853
  Other . . . . . . . . . . . . . . . . . . . . . . . .       17,207
                                                          ----------
     Total                                                    66,060

Deferred tax liabilities-
  Plant related . . . . . . . . . . . . . . . . . . . .      162,752
  DSM expenditures  . . . . . . . . . . . . . . . . . .       18,242
  Coal and rail contract buy-out costs  . . . . . . . .        9,154
  Other . . . . . . . . . . . . . . . . . . . . . . . .       14,864
                                                          ----------
     Total                                                   205,012
                                                          ----------

     Net deferred tax liabilities                        $   138,952
                                                          ==========


(2) JOINTLY-OWNED FACILITIES:

Information with respect to the Company's share of major jointly-owned electric generating facilities in service at December 31, 1993 is as follows:

                               Columbia       Edgewater
                                Energy          Unit
                                Center          No. 4       Kewaunee
                               --------       ---------     --------
                                 (Thousands except for percentages)

Ownership                        31.8%          31.8%          41.2%
Plant capacity (Mw)             335.2          104.9          221.0
Utility plant in service      $110,190       $21,608       $132,711
Accumulated provision
  for depreciation            $ 55,910       $11,005       $ 68,530
In-service date            1975 and 1978       1969           1974


The Company's share of direct expenses for these plants is included in the corresponding operating expenses in the statements of income, and the Company has supplied its own financing for all jointly-owned projects. Nuclear decommissioning costs are excluded from the depreciation amount reported for Kewaunee.

(3) COMMERCIAL PAPER AND LINES OF CREDIT:

To support outstanding commercial paper, the Company maintains unused bank lines of credit. Some of these lines may be withdrawn at the discretion of the lenders. While some cash balances represent compensating balances for credit lines and bank services, there are no legal restrictions as to withdrawal of these funds.
The majority of the lines of credit require a fee based on the unused balance.
The following information relates to short-term borrowings and lines of credit for the years indicated:

                                           1993      1992      1991
                                           ----      ----      ----
                                              (Thousands except
                                               for percentages)
As of end of year -
 Discount rate on outstanding
   commercial paper                       3.4%      3.4%      4.9%
 Interest rate on note payable            3.3%      3.5%      4.2%
 Unused lines of credit                 $22,970   $23,150   $23,150
 Compensating balance requirements        $99       $108       $108
For the year -
 Maximum amount of borrowings           $27,000   $22,500   $44,000
 Average amount of borrowings           $12,263   $12,414   $29,541
 Weighted average interest rate
   on borrowings                          3.2%      3.8%      6.3%


Included in the above lines of credit are agreements with commercial banks that permit the Company to borrow up to $16 million at any time provided compliance with certain financial covenants is maintained. These agreements extend for 13 months or more. As of December 31, 1993, no borrowings were outstanding under these agreements.


(4) LONG-TERM DEBT:

Sinking fund requirements on first mortgage bonds may be satisfied by the deposit of cash or reacquired bonds with the trustee and for certain series by the application of net expenditures for bondable property in an amount equal to 166-2/3% of the annual requirements.

All series requiring cash or reacquired bonds for sinking fund purposes have been satisfied to maturity. For those series requiring unpledged property to satisfy sinking fund requirements, the Company has adequate unpledged property for at least ten years.


In 1998, $50 million of 5-1/4% bonds will mature.

As of December 31, 1993 the market value of the Company's first mortgage bonds was $312.9 million (recorded value of $292.1 million).


(5) COMMON EQUITY:

In June 1992, 800,000 shares of new common stock were issued. This sale increased the common stock balance by $3.2 million ($4 par per share) and premium on capital by $19.4 million ($24.25 per share). Also, beginning in June 1992, the Company commenced a sale of shares to meet dividend reinvestment program (DRP) requirements. The Company is authorized to issue up to 600,000 shares of new common stock pursuant to the DRP. During 1993 and 1992, 50,818 and 157,524 shares, respectively, were issued under the DRP and 391,658 shares were available for issuance at December 31, 1993. In April 1993, the Company stopped issuing common stock under the DRP and began purchasing common stock on the open market for shareholder reinvested dividends.

At December 31, 1993, $287.8 million of retained earnings were available for dividends. However, the PSCW requires the Company to maintain an average common equity capitalization ratio in a range between 47% to 52%, which incorporates the Company's leveraged ESOP, thereby limiting the amount available to be paid out as dividends.


(6) COMMITMENTS AND CONTINGENCIES:

Coal Contracts
- --------------

To ensure a reliable, low cost supply of coal the Company has entered into certain long-term contracts that have take-or-pay obligations totaling $319.0 million from 1994 through 2016. The obligations are subject to force majeure provisions which provide the Company other options, if the specified coal will not meet emission limits and acid rain legislation. In the opinion of management, any amounts paid under the take-or-pay obligations described above would be a legitimate cost of service subject to recovery in rates.

Gas Costs
- ---------

The Company also has natural gas supply and transportation contracts that require total demand payments of $417.4 million through October 2003. Management believes that these costs will be recoverable in future rates.

ANR Pipeline Company (ANR), the Company's primary pipeline supplier, filed with the FERC for approval to recover a portion of certain take-or-pay costs it incurred from renegotiating its long-term gas contracts. As a result of the filing, ANR was allowed to recover a portion of these costs from its customers. The Company began paying its share of these take-or-pay costs to ANR in 1989 and recovering these costs directly from customers through its purchased gas adjustment clause. In March 1991, the FERC approved the settlement under which the Company will pay ANR monthly take-or-pay amounts. Additional take-or-pay claims by ANR may be filed with FERC. To date, the PSCW has granted the Company recovery of all take-or-pay costs.

In April 1992, the FERC issued order No. 636, which requires natural gas pipelines to restructure their sales and transportation services. As a result of this order, the Company is obligated to pay for a portion of ANR's transition costs incurred to comply with the order. At December 31, 1993, the Company has an accrued liability with an offsetting regulatory asset in the amount of $3.7 million for a portion of these transition costs. Though there may be additional costs, which could be significant, the amount and timing of these costs are unknown at this time. Management expects to recover these costs in future rates.

The Company will be billed $2.0 million in 1994 for ANR's above-market costs of gas purchases from the Dakota Gasification Plant.
The Company is protesting the legality of these costs, which could total $31.4 million through 2009.

Nuclear Liability
- -----------------

The Price-Anderson Act provides for the payment of funds for public liability claims arising out of a nuclear incident. In the event of a nuclear incident involving any of the nation's licensed reactors, the Company is subject to a proportional assessment which is approximately $27.0 million per incident, not to exceed $4.1 million per incident, per calendar year. These amounts represent the Company's 41.2% ownership share of Kewaunee.

Joint Plant Litigation
- ----------------------

The Columbia Energy Center (Columbia) is owned 31.8% by the Company, 46.2% by Wisconsin Power and Light Company (WP&L), and 22.0% by Madison Gas and Electric Company (MG&E). WP&L operates Columbia.
In 1989, the PSCW concluded that WP&L did not properly administer a coal contract for Columbia and ordered WP&L to refund $9 million to the ratepayers of WPSC, WP&L and MG&E proportionately according to the ownership shares of each utility in Columbia. WP&L appealed the PSCW decision, and such decision has been found to represent unlawful retroactive ratemaking by both the Dane County Circuit Court and the Wisconsin Court of Appeals. The case is currently before the Wisconsin Supreme Court. Although the ultimate outcome of this matter is uncertain, in the opinion of Company management, there will be no material effect on the Company's results of operations or financial position.

Clean Air Regulations
- ---------------------

In 1990, the Federal Clean Air Act Amendments (CAAA) were signed into law. The CAAA requires the Company to meet new emission limits for sulphur dioxide (SO2) and nitrogen oxide (NOx) in 1995 (Phase I) and in the year 2000 (Phase II). Since Wisconsin had already mandated reduced SO2 emissions by 1993 which were lower than the Federal levels mandated for 1995, the Company was already working on lowering emissions. Since Federal limits are more stringent than those mandated by Wisconsin in the year 2000, the Company is continuing to develop compliance plans for Phase II of the CAAA.
The Company will comply cost effectively with both the Federal and Wisconsin SO2 laws primarily through fuel switching. The Company was in compliance with the new Wisconsin SO2 limits in 1993.

The final Federal regulations for NOx are not known at this time; however, based on draft rules the Company expects to make additional capital expenditures in the range of $15-$25 million between 1994 and 1999 for Wisconsin and Federal air quality compliance. Management believes that all costs incurred to comply with these laws will be recoverable in future rates.

Manufactured Gas Plant Remediation
- ----------------------------------

The Company is currently investigating the need for environmental cleanup of seven manufactured gas plant sites previously operated by the Company and has engaged an environmental consultant who estimated that the cost to remediate one specific site would be approximately $2.1 million. This estimate is based upon an investigation of the site and assumes excavation of impacted soils, disposal of soils to a licensed landfill for such materials, on-site groundwater extraction and treatment, and post-cleanup and monitoring for 25 years. The consultant has not yet performed phase II investigations of the remaining six sites and therefore comparable information on these sites is not available.

Because the first site is not on a river and the remaining six sites are, there is no data currently available as to possible contaminated river sediments. As a result, it is difficult to estimate the cost of cleanup in the rivers if contamination should be present; however, based on estimates from the Gas Research Institute for sites with minimal sediment contamination, and assuming all six sites have river contamination, management estimates the additional cost for minimum river remediation to be $2.7 million in total.

The Company used the estimate on the first site as a basis for making projections on cleanup costs at the other sites because of certain similar characteristics at the other sites. Thus for all sites, cleanup costs are estimated to be in the range of $6.4 to $19.2 million. However, management's current estimate of cleanup costs for all seven sites, excluding any river sediment cleanup, is $16.5 million which would be spent over the next 33 years.

The $16.5 million estimate has been recorded as a liability with an offsetting deferred charge (regulatory asset). Based on discussions with regulatory authorities and effective with a recent rate order, these costs, less any insurance recoveries, will be recoverable in future rates, except for carrying costs.

As additional site specific studies are completed (five are anticipated in 1994), these estimates will be adjusted to reflect specific site data. Other factors that can impact these estimates are changes in remediation technology and regulatory requirements. This estimate does not take into consideration any recovery from insurance carriers or other third parties which the Company is pursuing.

The Company is also involved, and has made minor payments for the investigation and potential cleanup of certain waste disposal sites. Management believes the Company has been a minor contributor to the total contamination at these known sites, and accordingly, does not believe its share of cleanup costs to be material.

Long-term Power Supply
- ----------------------

The Company has signed a contract to build a 116 megawatt cogeneration facility with Rhinelander Paper Company and has filed an application for a Certificate of Public Convenience and Necessity
(CPCN) with the PSCW requesting approval for the project. Estimated cost for the project is $191 million. In addition, as required by the PSCW's newly developed bidding process, the Company has requested proposals for the same capacity from electric generating plant project developers and power purchases from other utilities. The Company will compare the bids before proposing a solution to its capacity and energy needs to the PSCW, which must approve the option selected. A final decision is expected by late 1994.

New Construction
- ----------------

Management estimates 1994 utility plant construction expenditures to be approximately $77.1 million. DSM expenditures are estimated to be $32.8 million, of which approximately $20.6 million will be deferred and amortized over the next ten years.

(7) SEGMENTS OF BUSINESS:

The following table presents information for the respective years pertaining to the Company's operations segmented by lines of business. The information does not represent ratemaking treatment since the Company is regulated by three jurisdictions with differing ratemaking practices.

                                    1993                            1992                          1991
                        ----------------------------   -----------------------------  -----------------------------
                                                           (Thousands)
                        Electric    Gas      Total     Electric     Gas      Total    Electric     Gas      Total
                        --------  -------   --------   --------  --------  ---------  --------  --------  ---------

Operating revenues.    $493,256  $187,376  $ 680,632  $ 477,625 $ 157,177 $  634,802 $ 471,277 $ 152,222 $  623,499
Operating expenses -
  Operation and
    maintenance . .     310,535   167,434    477,969    304,347   141,052    445,399   311,028   133,145    444,173
  Depreciation. . .      54,498     6,111     60,609     52,819     5,773     58,592    49,683     6,004     55,687
  Other taxes . . .      22,064     3,140     25,204     21,687     2,772     24,459    20,516     2,518     23,034
                        -------   -------   --------   --------  --------  ---------  --------   -------   --------
                        387,097   176,685    563,782    378,853   149,597    528,450   381,227   141,667    522,894
Operating income
  before income
  taxes . . . . . .     106,159    10,691    116,850     98,772     7,580    106,352    90,050    10,555    100,605
AFUDC . . . . . . .         445        43        488      1,014        21      1,035       286        20        306
Provisions for income
  tax . . . . . . .      30,599     2,508     33,107     25,746     1,460     27,206    23,143     2,434     25,577
                        -------   -------   --------   --------  --------  ---------  --------   -------   --------
Operating income
  including AFUDC .    $ 76,005  $  8,226     84,231  $  74,040 $   6,141     80,181  $ 67,193  $  8,141     75,334
                        =======   =======              ========  ========              =======   =======
Other income, net .                            3,924                           4,960                          3,873
Interest expense. .                           25,955                          27,139                         25,035
                                            --------                       ---------                      ---------
Net income. . . . .                        $  62,200                      $   58,002                     $   54,172
                                            ========                       =========                      =========
Identifiable assets(a) $938,951  $184,880  $1,123,831 $ 951,074 $ 158,314 $1,109,388  $904,908  $129,483 $1,034,391
                        =======   =======              ========  ========              =======   =======
Assets not allocated(b)                        75,010                         36,162                         39,146
                                            ---------                      ---------                      ---------
  Total assets. . .                        $1,198,841                     $1,145,550                     $1,073,537
                                            =========                      =========                      =========
Construction and nuclear
  fuel expenditures
  including AFUDC .    $ 59,038  $ 13,693  $   72,731 $  91,272 $  11,009 $  102,281  $ 55,850  $  8,686 $   64,536
                        =======   =======   =========  ========  ========  =========   =======   =======  =========


- ---------------
(a)  At December 31 and net of the respective accumulated provisions for depreciation.
(b)  Primarily includes cash, investments, pension assets, nonutility property and other receivables.

                                                      -58-

(8) QUARTERLY FINANCIAL INFORMATION (Unaudited):

                                                                          Three Months Ended
                                                        --------------------------------------------------------
                                                                   (Thousands except for per share data)
                                                                                1993
                                                                                ----
                                                            March       June      September    December(1)   Total
                                                            -----       ----      ---------    -----------   -----

Operating revenues                                        $189,003   $157,692      $156,310      $177,627   $680,632
Operating income                                           $25,543    $16,946       $22,293      $ 18,962   $ 83,744
Net income                                                 $20,980    $11,731       $16,548      $ 12,941   $ 62,200
Earnings on common stock                                   $20,171    $10,883       $15,673      $ 12,162   $ 58,889
Average number of shares of common stock outstanding        23,861     23,897        23,897        23,897     23,888
Earnings per average share of common stock                    $.85       $.45          $.66          $.51      $2.47

                                                                                 1992
                                                                                 ----

                                                            March       June      September    December(1)   Total
                                                            -----       ----      ---------    -----------   -----

Operating revenues                                        $175,966   $144,396      $141,289      $173,151   $634,802
Operating income                                          $ 23,460   $ 12,922      $ 17,407      $ 25,356   $ 79,145
Net income                                                $ 18,453   $  7,714      $ 12,591      $ 19,244   $ 58,002
Earnings on common stock                                  $ 17,644   $  6,905      $ 11,782      $ 18,434   $ 54,765
Average number of shares of common stock outstanding        22,889     22,946        23,748        23,808     23,350
Earnings per average share of common stock                    $.77       $.30          $.50          $.78      $2.35

                                                                                 1991
                                                                                 ----

                                                            March       June      September    December     Total
                                                            -----       ----      ---------    --------     -----

Operating revenues                                        $181,342   $137,430      $139,835    $164,892    $623,499
Operating income                                          $ 21,599   $ 11,560      $ 21,581    $ 20,288    $ 75,028
Net income                                                $ 16,331   $  6,745      $ 15,996    $ 15,100    $ 54,172
Earnings on common stock                                  $ 15,522   $  5,936      $ 15,187    $ 14,290    $ 50,935
Average number of shares of common stock outstanding        22,889     22,889        22,889      22,889      22,889
Earnings per average share of common stock                    $.68       $.26          $.66        $.63       $2.23

- ------------

Because of various factors which affect the utility business, the quarterly results of operations are not necessarily comparable.

(1) In the quarters ended December 1993 and 1992, the Company recorded adjustments as a result of its annual coal inventory observation. These adjustments increased net income and earnings per average share of common stock by $1.2 million and $.05, respectively, for 1993, and $2.3 million and $.09, respectively, for 1992.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Wisconsin Public Service Corporation:

We have audited the accompanying balance sheets and statements of capitalization of WISCONSIN PUBLIC SERVICE CORPORATION (a Wisconsin corporation) as of December 31, 1993, 1992 and 1991, and the related statements of income, retained earnings and cash flows for the years then ended. These financial statements and the schedules referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Public Service Corporation as of December 31, 1993, 1992 and 1991, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Notes (1)(m) and (1)(n) to the financial statements, effective January 1, 1993, Wisconsin Public Service Corporation changed its method of accounting for pensions, postretirement benefits other than pensions and income taxes.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedules V, VI and X are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.









Milwaukee, Wisconsin,                                 ARTHUR ANDERSEN & CO.
January 26, 1994.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                   PART III

         All information required by Part III, with the exception of information concerning executive officers which appears in
Item 4A of Part I hereof, is incorporated by reference to the Company's proxy statement. Such information will be included in a registration statement on Form S-4, which will include a proxy statement for the annual meeting of the shareholders of the Company which is scheduled to be held on May 5, 1994, which Resources will file relating to shares of its common stock to be issued in connection with the formation of a holding company system.



                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

         (a)   Documents filed as part of this report:

               (1) The following financial statements are included in Part II at Item 8 above:


              DESCRIPTION                              PAGES IN 10-K

Statements of Income for the three years
ended December 31, 1993, 1992 and 1991                       38

Balance Sheets as of December 31, 1993,
1992 and 1991                                                39

Statements of Capitalization as of
December 31, 1993, 1992 and 1991                             40

Statements of Cash Flows for the three
years ended December 31, 1993, 1992 and 1991                 41

Statements of Retained Earnings for the three
years ended December 31, 1993, 1992 and 1991                 42

Notes to Financial Statements                              43 - 59

Report of Independent Public Accountants                     60

               (2)      Financial statement schedules.

                     The following financial statement schedules included in Part IV of this report should be read in conjunction with the financial statements in Part II, Item 8, above. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


              DESCRIPTION                                  PAGES IN 10-K

Schedule V -
     Utility Plant for the years ended
       December 31, 1993, 1992 and 1991                       68 - 70

Schedule VI -
     Accumulated Provision for Depreciation of
       Utility Plant and Amortization of Nuclear
       Fuel for the years ended December 31, 1993,
       1992 and 1991                                          71 - 73

Schedule X -
     Supplementary Income Statement Information
       for the years ended December 31, 1993,
       1992 and 1991                                             74



               (3) All exhibits, including those incorporated by reference.

EXHIBIT
NUMBER                  DESCRIPTION OF DOCUMENTS

  3A Articles of Incorporation as effective May 26, 1972 and amended through May 31, 1988 (Incorporated by reference to Exhibit 3A to Form 10-K for the year ended December 31, 1991); Articles of Amendment to Articles of Incorporation dated June 9, 1993 (Incorporated by reference to Exhibit 3 to Form 8-K filed June 10, 1993).

  3B By-Laws in effect February 14, 1991 (Incorporated by reference to Exhibit 3B to Form 10-K for the year ended
         December 31, 1991).

  4A Copy of First Mortgage and Deed of Trust, dated as of January 1, 1941 to First Wisconsin Trust Company, Trustee (Incorporated by reference to Exhibit 7.01 - File No. 2-7229); Supplemental Indenture, dated as of November 1, 1947 (Incorporated by reference to Exhibit 7.02 - File No. 2-7602); Supplemental Indenture, dated as of November 1, 1950 (Incorporated by reference to Exhibit 4.04 - File No. 2-10174); Supplemental Indenture, dated as of May 1, 1953 (Incorporated by reference to Exhibit 4.03 - File No. 2-10716); Supplemental Indenture, dated as of October 1, 1954 (Incorporated by reference to Exhibit 4.03 - File No. 2-13572); Supplemental Indenture, dated as of December 1, 1957 (Incorporated by reference to Exhibit
         4.03 - File No. 2-14527); Supplemental Indenture, dated as of October 1, 1963 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of June 1, 1964 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of November 1, 1967 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of April 1, 1969 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Fifteenth Supplemental Indenture, dated as of May 1, 1971 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Sixteenth Supplemental Indenture, dated as of August 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Seventeenth Supplemental Indenture, dated as of September 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Eighteenth Supplemental Indenture, dated as of October 1, 1975 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Nineteenth Supplemental Indenture, dated as of February 1, 1977 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Twentieth Supplemental Indenture, dated as of July 15, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-First Supplemental Indenture, dated as of December

EXHIBIT
NUMBER                DESCRIPTION OF DOCUMENTS

         1, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-Second Supplemental Indenture dated as of April 1, 1981 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1981); Twenty-Third Supplemental Indenture, dated as of February 1, 1984 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1983); Twenty-Fourth Supplemental Indenture, dated as of March 15, 1984 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended June 30, 1984); Twenty-Fifth Supplemental Indenture, dated as of October 1, 1985 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended September 30, 1985); Twenty-Sixth Supplemental Indenture, dated as of December 1, 1987 (Incorporated by reference to Exhibit 4A-1 to Form 10-K for the year ended December 31, 1987); Twenty-Seventh Supplemental Indenture, dated as of September 1, 1991 (Incorporated by reference to Exhibit 4 to Form 8-K filed September 18, 1991); Twenty-Eighth Supplemental Indenture, dated as of July 1, 1992 (Incorporated by reference to Exhibit 4B - File No. 33-51428); Twenty-Ninth Supplemental Indenture, dated as of October 1, 1992 (Incorporated by reference to Exhibit 4 to Form 8-K filed October 22, 1992); Thirtieth Supplemental Indenture, dated as of February 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed January 27, 1993); Thirty-First Supplemental Indenture, dated as of July 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed July 7, 1993); Thirty-Second Supplemental Indenture, dated as of November 1, 1993 (Incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended September 30, 1993).

10A Copy of Joint Power Supply Agreement with Wisconsin Power and Light Company and Madison Gas and Electric Company, dated February 2, 1967 (Incorporated by reference to Exhibit 4.09 in File No. 2-27308).

10B Copy of Joint Power Supply Agreement (Exclusive of Exhibits) with Wisconsin Power and Light Company and Madison Gas and Electric Company dated July 26, 1973 (Incorporated by reference to Exhibit 5.04A in File No. 2-48781).

10C      Copy of Basic Generating Agreement, Unit 4, Edgewater
         Generating Station, dated June 5, 1967, between Wisconsin Power and Light Company and Wisconsin Public Service

EXHIBIT
NUMBER               DESCRIPTION OF DOCUMENTS

         Corporation (Incorporated by reference to Exhibit 4.10 in File No. 2-27308).

10C-1 Copy of Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated February 24, 1983, between Wisconsin Power and Light Company, Wisconsin Electric Power Company and Wisconsin Public Service Corporation (Incorporated by reference to Exhibit 10C-1 to Form 10-K for the year ended December 31, 1983).

10C-2    Amendment No. 1 to Agreement for Construction and
         Operation of Edgewater 5 Generating Unit, dated December
         1, 1988 (Incorporated by reference to Exhibit 10C-2 to
         Form 10-K for the year ended December 31, 1988).

10D Copy of revised Agreement for Construction and Operation of Columbia Generating Plant with Wisconsin Power and Light Company and Madison Gas and Electric Company, dated July 26, 1973 (Incorporated by reference to Exhibit 5.07 in File No. 2-48781).

10E Copy of Guaranty and Agreements and Note Agreements for Wisconsin Public Service Corporation Employee Stock Ownership Plan and Trust (ESOP) dated November 1, 1990 (Incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed November 2, 1990).

                 Executive Compensation Plans and Arrangements

10F-1    Copy of Form of Deferred Compensation Agreement (Plan
         008) with certain executive officers of the registrant. (Incorporated by reference to Exhibit 10F-1 to Form 8, amending Form 10-K for the year ended December 31, 1992).

10F-2 Copy of Form of Supplemental Benefits and Deferred Compensation Agreement (Plan 009) with certain executive officers including the named executive officers of the registrant, as defined by item 402(a)(3) of Regulation S-
         K. (Incorporated by reference to Exhibit 10F-2 to Form 8, amending Form 10-K for the year ended December 31,
         1992).

10F-3    Copy of Form of Deferred Compensation Agreement (Plan
         010) with certain executive officers of the registrant. (Incorporated by reference to Exhibit 10F-3 to Form 8, amending Form 10-K for the year ended December 31, 1992).

10F-4    Copy of Form of Director Deferred Compensation Agreement
         (Plan 011) with certain non-employee directors.

EXHIBIT
NUMBER               DESCRIPTION OF DOCUMENTS

         (Incorporated by reference to Exhibit 10F-4 to Form 8, amending Form 10-K for the year ended December 31, 1992).

11A Statement re computation of per share earnings (Not applicable).

12       Statement re computation of ratios (Not applicable).

13       Annual report to security holders (Not applicable).

18 Letter re change in accounting principles (Not applicable).

19       Previously unfiled documents (None).

22       Subsidiaries of the Registrant.

24.1     Consent of Independent Public Accountants.

25       Powers of Attorney.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          WISCONSIN PUBLIC SERVICE CORPORATION
                                                   (Registrant)



                                          By /s/D. A. Bollom
                                            ----------------------------------
                                                D. A. Bollom
                                                President and
                                                Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Signature                 Title                           Date
- ------------------------------------------------------------------------------


A. Dean Arganbright            Director                       February 8, 1994
Michael S. Ariens              Director
Richard A. Bemis               Director
M. Lois Bush                   Director
Robert C. Gallagher            Director    By   /s/D. A. Bollom
Kathryn M. Hasselblad-Pascale  Director       --------------------------------
James L. Kemerling             Director            D. A. Bollom
Linus M. Stoll                 Director            Attorney-in-Fact





/s/ D. A. Bollom                  Principal Executive        February 8, 1994
- ----------------------------------Officer and Director
    D. A. Bollom


/s/ D. P. Bittner                 Principal Financial        February 8, 1994
- ----------------------------------Officer
    D. P. Bittner


/s/ D. L. Ford                    Principal Accounting       February 8, 1994
- ----------------------------------Officer
    D. L. Ford

                                                                       Schedule V

                         WISCONSIN PUBLIC SERVICE CORPORATION
                                    Utility Plant
                                  December 31, 1993

        Column A          Column B   Column C    Column D    Column E     Column F
        --------         ----------  ---------  -----------  --------     --------
                                                              Other
                         Balance at             Retirements  Changes      Balance
                         Beginning   Additions   or Sales     Debit       at End
     Classification      of Period    at Cost    at Cost     (Credit)    of Period
     --------------      ----------  ---------  -----------  --------    ---------
                                                (thousands)
Utility Plant -
  Intangible Electric

  Electric
    Steam Production     $  529,930  $   9,544   $  3,899   $     (37)  $  535,538
    Nuclear                 127,069      1,828        634         (26)     128,237
    Hydraulic                25,737        271         35          (4)      25,969
    Other Production         14,079     24,204      7,550          --       30,733
    Transmission            117,838      1,813        252        (183)     119,216
    Distribution            402,874     21,429      2,783          87      421,607
    General                  23,347      1,369        676         (10)      24,030
    Common                   86,920      4,534      2,553         261       89,162
    Plant Held for
      Future Use                170         --         --          --          170
                          ---------   --------    -------    --------    ---------

      Total Electric      1,327,964     64,992     18,382          88    1,374,662

  Gas
    Production                  476         --         --          --          476
    Distribution            150,241     11,547        902         (11)     160,875
    General                   2,628        201         24           2        2,807
    Common                   19,418        997        561        (214)      19,640
    Plant Held for
      Future Use                 --         --         --          --           --
                          ---------   --------    -------    --------    ---------

      Total Gas             172,763     12,745      1,487        (223)     183,798

  Nuclear Decommissioning
    Trusts                   51,023      6,195        312        (207)      56,699

  Construction
    in Progress -
      Electric               26,615         --         --     (15,269)      11,346
      Gas                       249        186         --          --          435
                          ---------   --------    -------    --------    ---------

      Total Construction
        in Progress          26,864        186         --     (15,269)      11,781

  Nuclear Fuel              141,274      6,718         --          --      147,992
                          ---------   --------    -------    --------    ---------

Total Utility Plant      $1,719,888  $  90,836   $ 20,181    $(15,611)  $1,774,932
                          =========   ========    =======    ========    =========

                                                                         Schedule V

                         WISCONSIN PUBLIC SERVICE CORPORATION
                                    Utility Plant
                                  December 31, 1992

        Column A          Column B   Column C    Column D    Column E     Column F
        --------         ----------  ---------  -----------  --------    ---------
                                                              Other
                         Balance at             Retirements  Changes      Balance
                         Beginning   Additions   or Sales     Debit       at End
     Classification      of Period    at Cost    at Cost     (Credit)    of Period
     --------------      ----------  ---------  -----------  -------     ---------
                                                (thousands)
Utility Plant -
  Intangible Electric

  Electric
    Steam Production     $  503,131  $  27,776  $     946    $    (31)   $ 529,930
    Nuclear                 123,771      3,975        677          --      127,069
    Hydraulic                24,912        861         42           6       25,737
    Other Production         14,059         20          1           1       14,079
    Transmission            128,574      2,283        598     (12,421)     117,838
    Distribution            369,569     24,297      3,334      12,342      402,874
    General                  22,436      1,088        245          68       23,347
    Common                   83,357      4,888      1,583         258       86,920
    Plant Held for
      Future Use                170         --         --          --          170
                         ----------   --------   --------     --------    --------

      Total Electric      1,269,979     65,188      7,426         223    1,327,964

  Gas
    Production                  476         --         --          --          476
    Distribution            142,016      8,933        705          (3)     150,241
    General                   2,487        211         70          --        2,628
    Common                   18,922      1,091        353        (242)      19,418
    Plant Held for
      Future Use                 --         --         --          --           --
                         ----------   --------   --------     --------    --------

      Total Gas             163,901     10,235      1,128        (245)     172,763

  Nuclear Decommissioning
    Trusts                   45,504      6,015        271        (225)      51,023

  Construction
    in Progress -
      Electric                7,934     18,681         --          --       26,615
      Gas                       137        112         --          --          249
                         ----------   --------   --------     --------    --------

      Total Construction
        in Progress           8,071     18,793         --          --       26,864

  Nuclear Fuel              136,496      4,778         --          --      141,274
                         ----------   --------   --------     --------    --------

Total Utility Plant      $1,623,951  $ 105,009   $  8,825    $   (247)  $1,719,888
                          =========   ========    =======     =======    =========


                                                                      Schedule V

                         WISCONSIN PUBLIC SERVICE CORPORATION
                                    Utility Plant
                                  December 31, 1991

        Column A          Column B   Column C    Column D    Column E   Column F
        --------         ----------  ---------  -----------  --------   --------
                                                              Other
                         Balance at             Retirements  Changes    Balance
                         Beginning   Additions   or Sales     Debit     at End
     Classification      of Period    at Cost    at Cost     (Credit)  of Period
     --------------      ----------  ---------  -----------  -------   ---------
                                                (thousands)
Utility Plant -
  Intangible Electric    $      187  $     --   $     --     $ (187)   $       --

  Electric
    Steam Production        501,490     4,094      2,642        189       503,131
    Nuclear                 120,622     3,887        738         --       123,771
    Hydraulic                23,963       992         44          1        24,912
    Other Production         13,782       323         46         --        14,059
    Transmission            121,047     8,635        769       (339)      128,574
    Distribution            353,208    19,706      3,531        186       369,569
    General                  21,171     1,401        386        250        22,436
    Common                   78,585     8,198      2,739       (687)       83,357
    Plant Held for
      Future Use                170        --         --         --           170
                          ---------   -------    -------     ------     ---------

      Total Electric      1,234,225    47,236     10,895       (587)    1,269,979

  Gas
    Production                  476        --         --         --           476
    Distribution            136,120     6,374        478         --       142,016
    General                   2,381       119         13         --         2,487
    Common                   17,085     1,861        621        597        18,922
    Plant Held for
      Future Use                 --        --         --         --            --
                          ---------   -------    -------     ------     ---------

      Total Gas             156,062     8,354      1,112        597       163,901

  Nuclear Decommissioning
    Trusts                   40,587     6,086         --     (1,169)       45,504

  Construction
    in Progress -
      Electric                7,121       813         --         --         7,934
      Gas                       366      (229)        --         --           137
                          ---------   -------    -------     ------     ---------

      Total Construction
        in Progress           7,487       584         --         --         8,071

  Nuclear Fuel              130,338     6,158         --         --       136,496
                          ---------   -------    -------     ------     ---------

Total Utility Plant      $1,568,699  $ 68,418   $ 12,007    $(1,159)   $1,623,951
                          =========   =======    =======     ======     =========

                                                                      Schedule VI




                       WISCONSIN PUBLIC SERVICE CORPORATION
            Accumulated Provision for Depreciation of Utility Plant and
                           Amortization of Nuclear Fuel
                           Year Ended December 31, 1993


 Column A    Column B        Column C             Column D      Column E  Column F
 --------    --------        --------             --------      --------  --------
                       Additions Charged to
                       --------------------
            Balance at             Clearing      Deductions               Balance
            Beginning   Income    and Other              Net     Other    End of
Description of Period  (Note 1)   Accounts  Retirements Salvage  Changes  Period
- ----------- ---------- --------   --------- ----------- -------  -------  -------
                                      (thousands)

Electric    $661,207   $54,498    $2,898    $10,885     $ (740)  $  600   $709,058

Gas           87,220     6,111       332      1,491         74     (100)    91,998
             -------    ------     -----     ------      -----    -----    -------

  Subtotal   748,427    60,609     3,230     12,376       (666)     500    801,056


Nuclear Fuel 124,394     5,617       -          -          -         -     130,011
             -------    ------     -----     ------      -----    -----    -------

  Total     $872,821   $66,226    $3,230    $12,376     $ (666)  $   500  $931,067
             =======    ======     =====     ======      =====    ======   =======

Note:
                                     1993              1992             1991
                                     ----              ----             ----

Retirements per Schedule V          $20,181           $8,825           $12,007

Less:  Sale of combustion turbine     7,849                -                 -
       Other, primarily land            (44)             367                10
                                     ------            -----            ------

Retirements per Schedule VI         $12,376           $8,458           $11,997
                                     ======            =====            ======

                                                                      Schedule VI




                       WISCONSIN PUBLIC SERVICE CORPORATION
            Accumulated Provision for Depreciation of Utility Plant and
                           Amortization of Nuclear Fuel
                           Year Ended December 31, 1992


 Column A    Column B        Column C             Column D      Column E  Column F
 --------    --------        --------             --------      --------  --------
                       Additions Charged to
                       --------------------
            Balance at             Clearing      Deductions               Balance
            Beginning   Income    and Other              Net     Other    End of
Description of Period  (Note 1)   Accounts  Retirements Salvage  Changes  Period
- ----------- ---------  --------   --------- ----------- -------  -------  -------
                                      (thousands)

Electric    $613,124   $52,819    $2,641    $7,345      $  141   $  109   $661,207

Gas           82,462     5,773       311     1,113         102     (111)    87,220
             -------    ------     -----     -----       -----    -----    -------

  Subtotal   695,586    58,592     2,952     8,458         243       (2)   748,427


Nuclear Fuel 117,792     7,092        --        --          --     (490)   124,394
             -------    ------     -----     -----       -----    -----    -------

  Total     $813,378   $65,684    $2,952    $8,458      $  243   $ (492)  $872,821
             =======    ======     =====     =====       =====    =====    =======

                                                                      Schedule VI




                       WISCONSIN PUBLIC SERVICE CORPORATION
            Accumulated Provision for Depreciation of Utility Plant and
                           Amortization of Nuclear Fuel
                           Year Ended December 31, 1991


 Column A    Column B        Column C             Column D      Column E  Column F
 --------    --------        --------             --------      --------  --------
                       Additions Charged to
                       --------------------
            Balance at             Clearing      Deductions               Balance
            Beginning   Income    and Other              Net     Other    End of
Description of Period  (Note 1)   Accounts  Retirements Salvage  Changes  Period
- ----------- ---------  --------   --------- ----------- -------  -------  -------
                                      (thousands)

Electric    $571,319   $49,683    $2,378    $10,885    $ (855)  $  (226)  $613,124

Gas           77,079     6,004       353      1,112       116       254     82,462
             -------    ------     -----     ------     -----    ------    -------

  Subtotal   648,398    55,687     2,731     11,997      (739)       28    695,586


Nuclear Fuel 110,807     8,499        --         --        --    (1,514)   117,792
             -------    ------     -----     ------     -----    ------    -------

  Total     $759,205   $64,186    $2,731    $11,997    $ (739)  $(1,486)  $813,378
             =======    ======     =====     ======     =====    ======    =======




Note 1:     See Note 1 of Notes to Financial Statements with respect to the basis of the provisions for depreciation.  Reconciliation of depreciation expense shown on the Statements of Income:

                                                   1993      1992       1991
                                                   ----      ----       ----

      Depreciation per Statements of Income      $60,609    $58,592    $55,687


      Amortization of Nuclear Fuel included
        in Electric Production Fuels               7,585      7,092      8,499
                                                  ------     ------     ------

          Total                                  $68,194    $65,684    $64,186
                                                  ======     ======     ======



                                                                  Schedule X








                       WISCONSIN PUBLIC SERVICE CORPORATION





SUPPLEMENTARY INCOME STATEMENT INFORMATION FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991:



         The amounts of maintenance and repairs, depreciation and taxes charged to other accounts are not significant. Advertising costs aggregated less than one percent of total revenues. No significant royalties were paid. The Company has no material capital leases.

         Other taxes included in the Statements of Income are as follows:



                                         Year Ended December 31
                                         ----------------------
                                              (thousands)

                                  1993           1992          1991
                                  ----           ----          ----

Gross Receipts                 $ 16,293        $16,053        $15,231

Payroll                           7,055          6,723          6,411

Other                             1,856          1,683          1,392
                                -------         ------         ------

  Total                        $ 25,204        $24,459        $23,034
                                =======         ======         ======