Form 10-Q
period 1994-03-31
WISCONSIN PUBLIC SERVICE CORP
filed 1994-05-09
CIK 107833

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---- EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1994

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---- EXCHANGE ACT OF 1934

For the transition period from _____________  to _______________

              Commission file number       1-3016
                                    _________________________

                    Wisconsin Public Service Corporation
____________________________________________________________________________
         (Exact name of Registrant as specified in its charter)



               Wisconsin                                    39-0715160
____________________________________________________________________________
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)



     700 North Adams St., P. O. Box 19001, Green Bay, Wisconsin  54307
____________________________________________________________________________
   (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code      (414) 433-1445
                                                  _________________________


_______________________________________________________________________________
Former name, former address and former fiscal year if changed since last report


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes   x        No
                               ______        ______

      Number of shares outstanding of each class of common stock, as of the close of the period covered by this report.
      ________________________________________________________________
            Common Stock, $4 par value          23,896,962 shares

                                      Part I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements
                                  WISCONSIN PUBLIC SERVICE CORPORATION
                                              BALANCE SHEETS
                                                 ASSETS
                                                                       March 31     December 31
                                                                         1994           1993
                                                                      -----------   ------------
                                                                           (Thousands)
ASSETS
  Utility Plant:
    In-service -
      Electric . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,387,514  $   1,374,662
      Gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       185,068        183,798
                                                                      -----------   ------------
                                                                       1,572,582      1,558,460
      Less - Accumulated provision for depreciation. . . . . . . .       815,438        801,056
                                                                      -----------   ------------
                                                                         757,144        757,404
      Nuclear decommissioning trusts . . . . . . . . . . . . . . .        58,702         56,699
      Construction in progress . . . . . . . . . . . . . . . . . .         7,894         11,781
      Nuclear fuel, less accumulated provisions for amortization .
        of $131,444, and $130,011, respectively  . . . . . . . . .        16,658         17,981
                                                                      -----------   ------------
        Net utility plant. . . . . . . . . . . . . . . . . . . . .       840,398        843,865
                                                                      -----------   ------------
  Current Assets:
    Cash and equivalents . . . . . . . . . . . . . . . . . . . . .        34,214          5,391
    Customer and other receivables, net of reserves. . . . . . . .        79,240         66,511
    Accrued utility revenues . . . . . . . . . . . . . . . . . . .        28,350         37,314
    Fossil fuel, at average cost . . . . . . . . . . . . . . . . .        10,040         10,208
    Gas in storage, at average cost  . . . . . . . . . . . . . . .         5,267         19,885
    Materials and supplies, at average cost. . . . . . . . . . . .        20,712         19,411
    Prepayments and other. . . . . . . . . . . . . . . . . . . . .        16,519         21,420
                                                                      -----------   ------------
            Total current assets . . . . . . . . . . . . . . . . .       194,342        180,140
                                                                      -----------   ------------
  Deferred Charges . . . . . . . . . . . . . . . . . . . . . . . .       118,980        118,128
  Investments and Other Assets . . . . . . . . . . . . . . . . . .        62,347         56,708
                                                                      -----------   ------------
                                                                    $  1,216,067  $   1,198,841
                                                                      -----------   ------------
  CAPITALIZATION AND LIABILITIES
  Capitalization:
    Common stock equity. . . . . . . . . . . . . . . . . . . . . .  $    444,213  $     434,503
    Preferred stock with no mandatory redemption . . . . . . . . .        51,200         51,200
    Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .       313,781        314,225
                                                                      -----------   ------------
            Total capitalization . . . . . . . . . . . . . . . . .       809,194        799,928
                                                                      -----------   ------------
  Current Liabilities:
    Note payable . . . . . . . . . . . . . . . . . . . . . . . . .        10,000         10,000
    Commercial paper . . . . . . . . . . . . . . . . . . . . . . .            --         11,000
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .        54,716         64,113
    Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . . .        11,916          3,266
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .         5,002          7,695
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        31,749          9,956
                                                                      -----------   ------------
            Total current liabilities. . . . . . . . . . . . . . .       113,383        106,030
                                                                      -----------   ------------
  Other Long-Term Liabilities and Deferred Credits:
    Accumulated deferred income taxes. . . . . . . . . . . . . . .       140,201        138,952
    Accumulated deferred investment credits. . . . . . . . . . . .        33,757         34,210
    Regulatory liabilities . . . . . . . . . . . . . . . . . . . .        59,318         61,434
    Other long-term liabilities. . . . . . . . . . . . . . . . . .        60,214         58,287
                                                                      -----------   ------------
                                                                         293,490        292,883
                                                                      -----------   ------------
  Commitments and Contingencies
                                                                      -----------   ------------
                                                                    $  1,216,067  $   1,198,841
                                                                      -----------   ------------

     The accompanying notes to financial statements are an integral part of these statements.

                                                - 2 -

                                 WISCONSIN PUBLIC SERVICE CORPORATION
                                     STATEMENTS OF CAPITALIZATION

                                                                       March 31    December 31
                                                                         1994         1993
                                                                     ------------  ------------
                                                                              (Thousands)
   COMMON STOCK EQUITY:
     Common stock, $4 par value, 32,000,000 shares authorized;
      23,896,962 shares outstanding . . . . . . . . . . . . . . .     $   95,588    $   95,588
     Premium on capital stock . . . . . . . . . . . . . . . . . .         73,605        73,605
     Retained earnings. . . . . . . . . . . . . . . . . . . . . .        298,878       288,693
     ESOP loan guarantee. . . . . . . . . . . . . . . . . . . . .        (23,858)      (23,383)
                                                                        ---------     ---------
             Total common stock equity. . . . . . . . . . . . . .        444,213       434,503
                                                                        ---------     ---------

   PREFERRED STOCK:
     Cumulative, $100 par value, 1,000,000 shares authorized;
       With no mandatory redemption -

            Series                       Shares Outstanding
            5.00%                        132,000. . . . . . . . .         13,200        13,200
            5.04%                         30,000. . . . . . . . .          3,000         3,000
            5.08%                         50,000. . . . . . . . .          5,000         5,000
            6.76%                        150,000. . . . . . . . .         15,000        15,000
            6.88%                        150,000. . . . . . . . .         15,000        15,000
                                                                        ---------     ---------

            Total preferred stock . . . . . . . . . . . . . . . .         51,200        51,200
                                                                        ---------     ---------

   LONG-TERM DEBT:

     First mortgage bonds -

            Series                       Year Due
            5-1/4%                       1998 . . . . . . . . . .         50,000        50,000
            7.30%                        2002 . . . . . . . . . .         50,000        50,000
            6.80%                        2003 . . . . . . . . . .         50,000        50,000
            6-1/8%                       2005 . . . . . . . . . .          9,075         9,075
            6.90%                        2013 . . . . . . . . . .         22,000        22,000
            10-1/8%                      2014 . . . . . . . . . .             --         1,000
            8.80%                        2021 . . . . . . . . . .         60,000        60,000
            7-1/8%                       2023 . . . . . . . . . .         50,000        50,000
                                                                        ---------     ---------
                                                                         291,075       292,075
     Unamortized discount and premium on bonds, net . . . . . . .         (1,219)       (1,257)
                                                                        ---------     ---------
       Total first mortgage bonds . . . . . . . . . . . . . . . .        289,856       290,818
     ESOP loan guarantee. . . . . . . . . . . . . . . . . . . .           23,858        23,383
     Other long-term debt . . . . . . . . . . . . . . . . . . .               67            24
                                                                        ---------     ---------
             Total long-term debt . . . . . . . . . . . . . . . .        313,781       314,225
                                                                        ---------     ---------
     Total capitalization . . . . . . . . . . . . . . . . . . . . .   $  809,194    $  799,928
                                                                        ---------     ---------






    The accompanying notes to financial statements are an integral part of these statements.


                                                - 3 -

                              WISCONSIN PUBLIC SERVICE CORPORATION
                                   STATEMENTS OF CASH FLOWS
                                  FOR THE THREE MONTHS ENDED
                                                                              March 31
                                                                         1994        1993
                                                                       ---------   ---------
                                                                            (Thousands)
 Cash Flows From Operating Activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   22,375  $   20,980

 Adjustments to reconcile net income to net cash from
 operating activities -
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .      14,192      15,386
   Amortization of nuclear fuel and other . . . . . . . . . . . . .       7,370       6,823
   Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .         350        (544)
   Investment credit restored . . . . . . . . . . . . . . . . . . .        (453)       (496)
   AFUDC equity . . . . . . . . . . . . . . . . . . . . . . . . . .         (20)        (98)
   Pension (income) . . . . . . . . . . . . . . . . . . . . . . . .      (2,753)     (2,409)
   Post retirement liability. . . . . . . . . . . . . . . . . . . .       1,607       1,516
   Deferred demand-side management expenditures . . . . . . . . . .      (3,682)     (7,940)
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,003)      5,065
   Changes in -
    Customer and other receivables. . . . . . . . . . . . . . . . .     (12,729)     (9,911)
    Accrued utility revenues. . . . . . . . . . . . . . . . . . . .       8,964       5,052
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . . . . .         168       2,653
    Gas in storage. . . . . . . . . . . . . . . . . . . . . . . . .      14,618      11,616
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .      (9,676)     (3,839)
    Miscellaneous current and accrued liabilities . . . . . . . . .      17,451       7,331
    Accrued taxes . . . . . . . . . . . . . . . . . . . . . . . . .       8,650      12,049
                                                                       ---------   ---------
      Net Cash From Operating Activities. . . . . . . . . . . . . . .    64,429      63,234
                                                                       ---------   ---------

 Cash Flows From (Used For) Investing Activities:
   Construction and nuclear fuel expenditures, including AFUDC debt     (10,883)    (12,994)
   Decommissioning funding. . . . . . . . . . . . . . . . . . . . .      (2,003)     (2,264)
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         692      (3,198)
                                                                       ---------   ---------

      Net cash from (used for) investing activities . . . . . . . . .   (12,194)    (18,456)
                                                                       ---------   ---------

 Cash Flows From (Used For) Financing Activities:
   Proceeds from issuance of common stock . . . . . . . . . . . . .         --        1,693
   Sale of first mortgage bonds . . . . . . . . . . . . . . . . . .         --       50,000
   Redemption and maturity of first mortgage bonds. . . . . . . . .      (1,000)    (50,000)
   Change in commercial paper . . . . . . . . . . . . . . . . . . .     (11,000)    (10,000)
   Preferred stock dividends. . . . . . . . . . . . . . . . . . . .        (778)       (809)
   Common stock dividends . . . . . . . . . . . . . . . . . . . . .     (10,634)    (10,381)
                                                                       ---------   ---------

      Net cash from (used for) financing activities . . . . . . . .     (23,412)    (19,497)
                                                                       ---------   ---------

 Net Increase in Cash and Equivalents . . . . . . . . . . . . . . .      28,823      25,281

 Cash and Equivalents at Beginning of Period. . . . . . . . . . . .       5,391         178
                                                                       ---------   ---------

 Cash and Equivalents at End of Period. . . . . . . . . . . . . . .  $   34,214  $   25,459
                                                                       ---------   ---------

 Cash Paid During Period For:
   Interest, less amount capitalized. . . . . . . . . . . . . . . .  $    7,957  $    5,712
   Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .  $    3,279  $    1,237
 Construction and nuclear fuel expenditures, including accruals,
   AFUDC and customer contributions . . . . . . . . . . . . . . . .  $   12,107  $   14,315

  The accompanying notes to financial statements are an integral part of these statements.

                                                 -4-

                               WISCONSIN PUBLIC SERVICE CORPORATION
                                 STATEMENTS OF RETAINED EARNINGS
                                    FOR THE THREE MONTHS ENDED




                                                                            March 31
                                                                       1994        1993
                                                                     ---------   ---------
                                                                          (Thousands)

     Balance at Beginning of Period . . . . . . . . . . . . . . .  $  288,693  $  272,019

     Add - Net income . . . . . . . . . . . . . . . . . . . . . .      22,375      20,980
                                                                     ---------   ---------
                                                                      311,068     292,999
                                                                     ---------   ---------
     Deduct -
       Cash dividends declared on preferred stock . . . . . . . .       1,556       1,618
       Cash dividends declared on common stock. . . . . . . . . .      10,634      10,382
                                                                     ---------   ---------
                                                                       12,190      12,000
                                                                     ---------   ---------

     Balance at End of Period . . . . . . . . . . . . . . . . . .  $  298,878  $  280,999
                                                                     ---------   ---------





                  The accompanying notes to financial statements are an integral part of these statements.















                                               -5-

                          WISCONSIN PUBLIC SERVICE CORPORATION
                                  STATEMENTS OF INCOME
                                     AS OF MARCH 31

                                                                     Three Months Ended
                                                                      1994        1993
                                                                    ---------   ---------

                                                                         (Thousands)

     Operating Revenues:
       Electric . . . . . . . . . . . . . . . . . . . . . . . .   $  123,609  $  123,440
       Gas. . . . . . . . . . . . . . . . . . . . . . . . . . .       77,121      65,563
                                                                    ---------   ---------

                                                                     200,730     189,003
                                                                    ---------   ---------

     Operating Expenses:
       Operation -
         Electric production fuels. . . . . . . . . . . . . . .       28,174      30,921
         Cost of gas sold . . . . . . . . . . . . . . . . . . .       53,366      44,663
         Purchased power. . . . . . . . . . . . . . . . . . . .       11,293       8,127
         Other. . . . . . . . . . . . . . . . . . . . . . . . .       36,105      36,588
       Maintenance. . . . . . . . . . . . . . . . . . . . . . .       11,496      11,702
       Depreciation . . . . . . . . . . . . . . . . . . . . . .       14,192      15,386
       Taxes -
         Federal income . . . . . . . . . . . . . . . . . . . .        9,706       8,107
         Investment credit restored . . . . . . . . . . . . . .         (453)       (496)
         State income . . . . . . . . . . . . . . . . . . . . .        2,661       2,234
         Gross receipts and other . . . . . . . . . . . . . . .        6,536       6,228
                                                                    ---------   ---------

                                                                     173,076     163,460
                                                                    ---------   ---------

     Operating Income . . . . . . . . . . . . . . . . . . . . .       27,654      25,543
                                                                    ---------   ---------

     Other Income and (Deductions):
       Allowance for equity funds used during construction. . .           20          98
       Other, net . . . . . . . . . . . . . . . . . . . . . . .        1,210       1,648
       Income taxes . . . . . . . . . . . . . . . . . . . . . .          (95)        311
                                                                    ---------   ---------

                                                                       1,135       2,057
                                                                    ---------   ---------

     Income Before Interest Expense . . . . . . . . . . . . . .       28,789      27,600
                                                                    ---------   ---------

     Interest Expense:
       Interest on long-term debt . . . . . . . . . . . . . . .        5,955       6,366
       Allowance for borrowed funds used during construction. .          (35)       (135)
       Other interest . . . . . . . . . . . . . . . . . . . . .          494         389
                                                                    ---------   ---------

                                                                       6,414       6,620
                                                                    ---------   ---------

     Net Income . . . . . . . . . . . . . . . . . . . . . . . .       22,375      20,980

     Preferred Stock Dividend Requirements. . . . . . . . . . .          778         809
                                                                    ---------   ---------

     Earnings on Common Stock . . . . . . . . . . . . . . . . .   $   21,597  $   20,171
                                                                    ---------   ---------


     Earnings Per Average Share of Common Stock . . . . . . . .        $0.90       $0.85
                                                                    ---------   ---------




     The accompanying notes to financial statements are an integral part of these statements


                    WISCONSIN PUBLIC SERVICE CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

(1) Financial Information: The accompanying financial statements have been prepared by Wisconsin Public Service Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

       Because of the seasonal nature of the Company's operations, interim results are not necessarily indicative of annual results.

(2) Nuclear Decommissioning: Nuclear decommissioning costs are accrued over the estimated service life of Kewaunee nuclear plant (Kewaunee), which is through the year 2013. These costs are currently recovered from customers in rates, and are deposited in external trusts. For 1994 decommissioning costs recovered in rates are to be $4.0 million. These decommissioning trusts are shown on the balance sheet as a component of net utility plant, and as of March 31, 1994, these trusts totalled $58.7 million ($60.5 million market value).

       Decommissioning costs are recovered through depreciation expense, exclusive of earnings on the trusts. Net earnings on the trusts are included in other income.

       The Company's share of Kewaunee decommissioning costs is estimated to be $151 million in current dollars based on a site specific study, performed in 1992, using immediate dismantlement as the method of decommissioning. As of March 31, 1994, the accumulated provision for depreciation included accumulated provisions for decommissioning totalling $58.7 million. Decommissioning costs are assumed to inflate at a rate of 5.5%. The long-term after-tax earnings on these trusts is assumed to be 6.4%. Physical decommissioning is expected to occur during the period 2014-2021, with additional expenditures being incurred during the period 2022-2050 related to the storage of spent nuclear fuel at the site. The undiscounted amount of decommissioning costs estimated to be expended between the years 2014 - 2050 is $736.7 million.

(3) Joint Plant Litigation: The Columbia Energy Center (Columbia) is owned 31.8% by the Company, 46.2% by Wisconsin Power and Light Company (WP&L), and 22.0% by Madison Gas and Electric Company (MG&E). WP&L operates Columbia. In 1989, the Public Service Commission of Wisconsin (PSCW) concluded that WP&L did not properly administer a coal contract for Columbia and ordered WP&L to refund $9 million to the ratepayers of WPSC, WP&L and MG&E proportionately according to the ownership shares of each utility in Columbia. WP&L appealed the PSCW decision, and such decision was found to represent unlawful retroactive ratemaking by both the Dane County Circuit Court and the Wisconsin Court of Appeals. The case was appealed by the PSCW to the Wisconsin Supreme Court, and in February 1994, the court affirmed the decision of the Court of Appeals and found in favor of WP&L. This decision should eliminate any potential negative impact to the Company as a result of the 1989 PSCW order.

(4) Rate Reduction: On May 3, 1994, the Company filed a request with the PSCW for permission to reduce prospectively its 1994 electric rates by $1.8 million due to lower than forecasted fuel expense. The lower rates are to become effective May 10, 1994, or shortly thereafter.

(5) Holding Company: At the annual meeting of shareholders held on May 5, 1994, the holders of the Company's common stock approved an Agreement and Plan of Share Exchange which provides, subject to the receipt of various regulatory approvals, for the Company to become a subsidiary of WPS Resources Corporation ("Resources") with each outstanding share of Company common stock being exchanged for one share of common stock of Resources. Resources is currently a wholly-owned subsidiary of the Company. It is anticipated that the share exchange will become effective within the next several months upon receipt of all required regulatory approvals.



Item 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------


RESULTS OF OPERATIONS
- - ---------------------
First Quarter of 1994 Compared to the First Quarter of 1993
- - -----------------------------------------------------------
Revenues -

Electric operating revenues increased $.2 million, or .1%, during the first quarter of 1994 compared to the first quarter of 1993. Electric revenues were higher during this period as a result of overall 5.5% increase in kilowatt-hour (Kwh) sales. This increase in Kwh sales was offset by a 4.0% decrease in retail Wisconsin rates that took effect January 1, 1994. Residential Kwh sales increased 6.7% due to the colder winter with heating degree days increasing by 12.0% from 1993. Commercial and industrial Kwh sales rose 7.0%, reflecting the colder weather and customer growth. Wholesale sales were relatively constant in 1994 compared to 1993.

Gas operating revenues increased $11.6 million, or 17.6%, in the first quarter of 1994 compared to the first quarter of 1993. Gas revenues were higher during 1994 due to increased volume sales caused by the colder weather discussed earlier, a .6% increase in retail Wisconsin rates that took effect January 1, 1994, and a 6.0% increase in the cost of gas. Residential sales accounted for 12.7 million of the increase, as customer volumes increased by 12.6%.

Expenses -

Electric production fuels decreased $2.7 million, or 8.9%, in the first quarter of 1994 over 1993. This was primarily the result of less expensive coal which has been purchased on the spot market, which decreased fuel cost per Kwh by 6.3%. Electric generation was up less than .1%, even though Kwh sales increased 5.5%, because the company utilized increased purchased power to meet this demand.

Cost of gas sold increased $8.7 million, or 19.5%, in the first quarter of 1994 over 1993 due to higher gas volumes of 11.9%, caused by the colder than normal winter and a 6.0% increase in the cost of gas.

Purchased power increased by $3.2 million, or 39.0%, in the first quarter of 1994 over 1993. This was the result of higher Kwh purchases of 29.7%, and a 7.2% increase in the average cost of energy purchased. Both of these factors were a result of the cold winter which raised the overall demand for electricity.

Depreciation decreased $1.2 million, or 7.8%, in the first quarter of 1994 over 1993. The primary factor for this was a depreciation rate order from the PSCW that took effect January 1, 1994, which reduced the annual depreciation provision by an estimated $5.8 million.

Federal and state income taxes increased $2.0 million, or 19.6%, in the first quarter of 1994 over 1993, due to higher taxable earnings, and the effect of an increase in the federal income tax rate from 34% to 35% as provided in the Revenue Reconciliation Act of 1993. This rate increase took effect in the third quarter of 1993.

Other income decreased by $.9 million, in the first quarter of 1994 over 1993. This decrease was primarily the result of gains that were recognized in 1993 when a portion of the Company's nuclear decommissioning trust portfolio was reinvested.


FINANCIAL CONDITION
- - -------------------
The Company continues to maintain good liquidity levels and a financial condition considered to be strong by utility analysts. Internally generated funds exceeded the Company's cash requirements so short-term borrowings were reduced during the quarter. No external funding difficulties are anticipated in the future. Pretax interest coverage was 4.6 times for the 12 months ended March 31, 1994.

The Company's bond ratings are AA+ (Standard & Poor's) and Aa2 (Moody's).

For the five-year period 1994-1998, internally generated funds are expected to lag construction expenditures and other investments totalling $642 million by about $190 million. These expenditures are comprised of $463 million for electric construction, which includes new generation, $29 million for nuclear fuel, $43 million for gas construction, and $34 million for other construction expenditures, $73 million for funding of nuclear plant decommissioning, certain employee benefit plans, and non-utility investments. The Company currently expects to finance this shortfall in internally generated funds by net bond additions of $124 million, common stock sales of $21 million, preferred stock sales of $25 million, and short-term debt of $20 million. However, no permanent security sales are anticipated until after 1996.

The Company's Kewaunee nuclear plant is currently licensed through the year 2013. Physical decommissioning of the plant is expected to occur during the period 2014-2021 with additional expenditures being incurred during the period 2022-2050. Costs to decommission in current dollars is $151 million and the undiscounted amount is $737.7 million. Management does not anticipate decommissioning to have any negative impacts to the Company's liquidity or capital resources, since these costs are being funded through external decommissioning trusts.

As of March 31, 1994, the company has recorded $17.3 million in other current liabilities representing gas costs recovered from customers (through the purchased gas adjustment clause) in excess of the cost of gas sold.

On May 3, 1994, the Company filed a request with the PSCW for permission to reduce prospectively its 1994 electric rates by $1.8 million due to lower than forecasted fuel expense. The lower rates are to become effective May 10, 1994, or shortly thereafter.

The Company expects to reduce its Wisconsin retail electric rates by at least 2.5% on January 1, 1995. The exact amount of the rate decrease will be determined by the PSCW after a hearing described in Item 5 below.

                                 Part II.  OTHER INFORMATION

Item 5.     Other Information
            -----------------
At the annual meeting of shareholders held on May 5, 1994, the holders of the Company's common stock approved an Agreement and Plan of Share Exchange which provides, subject to the receipt of various regulatory approvals, for the Company to become a subsidiary of WPS Resources Corporation ("Resources") with each outstanding share of Company common stock being exchanged for one share of common stock of Resources. Resources is currently a wholly-owned subsidiary of the Company. It is anticipated that the share exchange will become effective within the next several months upon receipt of all required regulatory approvals.

On May 3, 1994, the Company filed a request with the PSCW for permission to reduce prospectively its 1994 electric rates by $1.8 million due to lower than forecasted fuel expense. The lower rates are to become effective May 10, 1994, or shortly thereafter. The Company and the PSCW have agreed to reduce the Company's Wisconsin retail electric rates by at least 2.5% on January 1, 1995. The exact amount of the rate decrease will be determined by the PSCW after a hearing described below. The reduced rates would remain in effect until 1997. The Company also expects not to increase natural gas rates in 1995 and 1996. However, the Company will continue to pass on to customers monthly adjustments in gas costs reflected in supplier billings. The Company's rate proposal, which continues to be considered by the PSCW, includes a plan to accelerate the amortization of capitalized demand-side management program costs by up to an additional $8 million in both 1995 and 1996. A hearing is to be held in August, 1994, for the purpose of receiving testimony with respect to capital structure, return on equity, accelerated amortization of capitalized demand-side expenditures and revised nuclear plant decommissioning accruals. The PSCW is expected to issue a rate order in October which will be effective January 1, 1995.

As reported in Part I, Item 1, Business - Electric Operations, in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, the Company has identified a need for additional generating capacity late in this decade. Therefore, late in 1993, the Company requested proposals for additional generating capacity. The Company has received thirteen proposals including electricity generated using coal, natural gas and wind facilities. The proposals also included the sale of electricity from plants located in other states. The Rhinelander Energy Center, a joint project proposed by the Company and the Rhinelander Paper Company, is part of this bidding process.
In total, companies responding to the request for bids have offered over 1,800 megawatts of capacity. Destec Energy, Inc., an independent power producer which was seeking to develop a 260 megawatt electric and steam cogeneration facility in the Company's service territory, did not submit a bid. The Company is evaluating the bids and will be proposing a solution to its capacity and energy needs to the PSCW in May, 1994. The PSCW must approve generating plant additions. Over the summer, the PSCW will hold formal hearings on the recommended plan. A final determination is expected by the fall of 1994.

As reported in Part I, Item 1, Business - Electric Operations, in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, in 1989, the PSCW concluded that WP&L did not properly administer a coal contract for the Columbia Energy Center, which is owned 31.8% by the Company, 46.2% by WP&L, and 22.0% by MG&E, and ordered WP&L to refund $9 million to the ratepayers of the Company, WP&L and MG&E proportionately according to the ownership shares of each utility in Columbia. WP&L appealed the PSCW decision, and that PSCW action was found to represent unlawful retroactive ratemaking by both the Dane County Circuit Court and the Wisconsin Court of Appeals. On February 8, 1994, the Wisconsin Supreme Court upheld the decision of the Wisconsin Court of Appeals.

As reported in Part I, Item 1, Business - Environmental Matters, in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, in November of 1986, the Company was notified by the DNR that it was one of several PRPs involved in the Holtz & Krause Landfill located in Wausau, Wisconsin. The Company disposed of 12,516 cubic yards of non-hazardous office waste and construction debris at the site. This represents 1.02% of the total amount of waste at the site. The landfill is currently only being addressed by the DNR, and the current work is not being conducted as part of EPA's Superfund program. The DNR has selected a remedy which is estimated to cost a total of $11 million to $12 million. The DNR has proposed to contribute approximately $4.5 million toward the remedy if the remaining amount is raised by the parties that contributed waste to the landfill. Also, the county in which the landfill is located has adopted a surcharge on the waste disposal fee charged at the county's landfill to raise funds to assist in the remediation. Clean Sites, Inc., a neutral cost allocation expert, was retained by the Holtz & Krause PRP Group to develop an allocation. The amount to be allocated to the Company, $37,163, was paid to the cleanup fund in October of 1993. The DNR has indicated that it will pursue a cost-recovery action against entities that do not settle with the Holtz & Krause PRP Group.

The Company has entered into the Consent Decree that is being finalized acknowledging the payment of the settlement amount. The Company anticipates approval of the Consent Decree within the next two months.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
            (a)  Exhibits
                 --------
                 The following documents are filed herewith:

                  (11)     Statement Regarding: Computation of Per Share
                           Earnings

                  (28-1) Statistical Analysis and Comments for the Years 1988 - 1993 dated April 1, 1994

                  (28-2)    Financial and Statistical Forecast dated May 1,
                            1994

                                EXHIBIT INDEX
                                --------------

Exhibit
- - -------


11     Statement Regarding:  Computation of Per Share
       Earnings

28-1 Statistical Analysis and Comments for the Years 1988 - 1993 dated April 1, 1994

28-2   Financial and Statistical Forecast dated May 1, 1994

                                SIGNATURES
                                __________



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   Wisconsin Public Service Corporation
                                   ____________________________________
                                                (Registrant)






                                            /s/R. G. Baeten
                                   ____________________________________
                                               (Signature)
                                   R. G. Baeten
                                   Treasurer





Date  May 9, 1994
    _____________________



                                             /s/Diane L. Ford
                                   ____________________________________
                                              (Signature)

                                   Diane L. Ford
                                   Chief Accounting Officer