Form 10-Q
period 1994-06-30
WISCONSIN PUBLIC SERVICE CORP
filed 1994-07-29
CIK 107833

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---- EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1994

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
                                                  _________________________


_____________________________________________________________________________
Former name, former address and former fiscal year if changed since last report


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

                                      Part I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements
                                  WISCONSIN PUBLIC SERVICE CORPORATION
                                              BALANCE SHEETS
                                                 ASSETS
                                                                                      June 30     December 31
                                                                                       1994           1993
                                                                                      -------     -----------
                                                                                          (Thousdands)
  ASSETS
  Utility Plant:
    In-service -
      Electric . . . . . . . . . . . . . . . . . . . . . . . . . .                  $  1,397,908 $   1,374,662
      Gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       187,642       183,798
                                                                                     -----------  ------------
                                                                                       1,585,550     1,558,460
      Less - Accumulated provision for depreciation. . . . . . . .                       829,171       801,056
                                                                                     -----------  ------------
                                                                                         756,379       757,404
      Nuclear decommissioning trusts . . . . . . . . . . . . . . .                        59,553        56,699
      Construction in progress . . . . . . . . . . . . . . . . . .                        10,458        11,781
      Nuclear fuel, less accumulated provisions for amortization .
        of $132,529, and $130,011, respectively  . . . . . . . . .                        15,912        17,981
                                                                                     -----------  ------------
        Net utility plant. . . . . . . . . . . . . . . . . . . . .                       842,302       843,865
                                                                                     -----------  ------------
  Current Assets:
    Cash and equivalents . . . . . . . . . . . . . . . . . . . . .                        32,593         5,391
    Customer and other receivables, net of reserves. . . . . . . .                        62,764        66,511
    Accrued utility revenues . . . . . . . . . . . . . . . . . . .                        17,862        37,314
    Fossil fuel, at average cost . . . . . . . . . . . . . . . . .                        10,146        10,208
    Gas in storage, at average cost  . . . . . . . . . . . . . . .                        11,352        19,885
    Materials and supplies, at average cost. . . . . . . . . . . .                        20,365        19,411
    Prepayments and other. . . . . . . . . . . . . . . . . . . . .                        19,941        21,420
                                                                                     -----------  ------------
            Total current assets . . . . . . . . . . . . . . . . .                       175,023       180,140
                                                                                     -----------  ------------
  Deferred Charges . . . . . . . . . . . . . . . . . . . . . . . .                       114,724       118,128
  Investments and Other Assets . . . . . . . . . . . . . . . . . .                        64,609        56,708
                                                                                     -----------  ------------
                                                                                    $  1,196,658 $   1,198,841
                                                                                     ===========  ============
  CAPITALIZATION AND LIABILITIES
  Capitalization:
    Common stock equity. . . . . . . . . . . . . . . . . . . . . .                  $    442,505 $     434,503
    Preferred stock with no mandatory redemption . . . . . . . . .                        51,200        51,200
    Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .                       312,283       314,225
                                                                                     -----------  ------------
            Total capitalization . . . . . . . . . . . . . . . . .                       805,988       799,928
                                                                                     -----------  ------------
  Current Liabilities:
    Note payable . . . . . . . . . . . . . . . . . . . . . . . . .                        10,000        10,000
    Commercial paper . . . . . . . . . . . . . . . . . . . . . . .                           --         11,000
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .                        44,694        64,113
    Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . . .                         3,973         3,266
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .                         8,053         7,695
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        27,197         9,956
                                                                                     -----------  ------------
            Total current liabilities. . . . . . . . . . . . . . .                        93,917       106,030
                                                                                     -----------  ------------
  Other Long-Term Liabilities and Deferred Credits:
    Accumulated deferred income taxes. . . . . . . . . . . . . . .                       136,691       138,952
    Accumulated deferred investment credits. . . . . . . . . . . .                        33,305        34,210
    Regulatory liabilities . . . . . . . . . . . . . . . . . . . .                        62,928        61,434
    Other long-term liabilities. . . . . . . . . . . . . . . . . .                        63,829        58,287
                                                                                     -----------  ------------
                                                                                         296,753       292,883
                                                                                     -----------  ------------
  Commitments and Contingencies                                                      -----------  ------------
                                                                                    $  1,196,658 $   1,198,841
                                                                                     ===========  ============

     The accompanying notes to financial statements are an integral part of these statements.

                                                - 2 -

                                WISCONSIN PUBLIC SERVICE CORPORATION
                                    STATEMENTS OF CAPITALIZATION

                                                                              June 30      December 31
                                                                                1994          1993
                                                                              -------      -----------
                                                                                    (Thousands)
  COMMON STOCK EQUITY:
    Common stock, $4 par value, 32,000,000 shares authorized;
     23,896,962 shares outstanding . . . . . . . . . . . . . . .             $   95,588  $      95,588
    Premium on capital stock . . . . . . . . . . . . . . . . . .                 73,605         73,605
    Retained earnings. . . . . . . . . . . . . . . . . . . . . .                295,654        288,693
    ESOP loan guarantee. . . . . . . . . . . . . . . . . . . . .                (22,342)       (23,383)
                                                                              ---------     ----------
            Total common stock equity. . . . . . . . . . . . . .                442,505        434,503
                                                                              ---------     ----------
  PREFERRED STOCK:
    Cumulative, $100 par value, 1,000,000 shares authorized;
      With no mandatory redemption -

           Series                       Shares Outstanding
           5.00%                        132,000. . . . . . . . .                 13,200         13,200
           5.04%                         30,000. . . . . . . . .                  3,000          3,000
           5.08%                         50,000. . . . . . . . .                  5,000          5,000
           6.76%                        150,000. . . . . . . . .                 15,000         15,000
           6.88%                        150,000. . . . . . . . .                 15,000         15,000
                                                                              ---------     ----------
           Total preferred stock . . . . . . . . . . . . . . . .                 51,200         51,200
                                                                                ---------     ----------
  LONG-TERM DEBT:

    First mortgage bonds -

           Series                       Year Due
           5-1/4%                       1998 . . . . . . . . . .                 50,000         50,000
           7.30%                        2002 . . . . . . . . . .                 50,000         50,000
           6.80%                        2003 . . . . . . . . . .                 50,000         50,000
           6-1/8%                       2005 . . . . . . . . . .                  9,075          9,075
           6.90%                        2013 . . . . . . . . . .                 22,000         22,000
          10-1/8%                       2014 . . . . . . . . .                    --             1,000
           8.80%                        2021 . . . . . . . . . .                 60,000         60,000
           7-1/8%                       2023 . . . . . . . . . .                 50,000         50,000
                                                                              ---------     ----------
                                                                                291,075        292,075
    Unamortized discount and premium on bonds, net . . . . . . .                 (1,198)        (1,257)
                                                                              ---------     ----------
      Total first mortgage bonds . . . . . . . . . . . . . . . .                289,877        290,818
    ESOP loan guarantee. . . . . . . . . . . . . . . . . . . . .                 22,342         23,383
    Other long-term debt . . . . . . . . . . . . . . . . . . . .                     64             24
                                                                              ---------     ----------
            Total long-term debt . . . . . . . . . . . . . . . .                312,283        314,225
                                                                              ---------     ----------
    Total capitalization . . . . . . . . . . . . . . . . . . . . .           $  805,988  $     799,928
                                                                              =========     ==========

   The accompanying notes to financial statements are an integral part of these statements.


                                               - 3 -

                               WISCONSIN PUBLIC SERVICE CORPORATION
                                    STATEMENTS OF CASH FLOWS
                                    FOR THE SIX MONTHS ENDED
                                                                                               June 30
                                                                                          1994       1993
                                                                                        ---------  ---------
                                                                                             (Thousands)
  Cash Flows From Operating Activities:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   30,563 $   32,712

  Adjustments to reconcile net income to net cash from
  operating activities -
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .                       28,066     30,411
    Amortization of nuclear fuel and other . . . . . . . . . . . . .                       14,130     12,992
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .                          598       (966)
    Investment credit restored . . . . . . . . . . . . . . . . . . .                         (906)      (991)
    AFUDC equity . . . . . . . . . . . . . . . . . . . . . . . . . .                          (43)      (253)
    Pension (income) . . . . . . . . . . . . . . . . . . . . . . . .                       (5,454)    (4,915)
    Post retirement liability. . . . . . . . . . . . . . . . . . . .                        3,518      2,957
    Deferred DSM Expenditures. . . . . . . . . . . . . . . . . . . .                       (5,154)   (12,256)
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .                       (3,364)       831
    Changes in -
     Customer and other receivables. . . . . . . . . . . . . . . . .                        3,747      1,545
     Accrued utility revenues. . . . . . . . . . . . . . . . . . . .                       19,452     14,933
     Fossil fuel . . . . . . . . . . . . . . . . . . . . . . . . . .                           62        487
     Gas in storage. . . . . . . . . . . . . . . . . . . . . . . . .                        8,533        777
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .                      (19,419)   (10,888)
     Miscellaneous current and accrued liabilities . . . . . . . . .                       17,068      8,676
     Accrued taxes . . . . . . . . . . . . . . . . . . . . . . . . .                          707      6,828
                                                                                        ---------  ---------
       Net Cash From Operating Activities. . . . . . . . . . . . . .                       92,104     82,880
                                                                                        ---------  ---------
  Cash Flows From (Used For) Investing Activities:
    Construction and nuclear fuel expenditures, including AFUDC debt                      (27,972)   (27,203)
    Decommissioning funding. . . . . . . . . . . . . . . . . . . . .                       (2,854)    (3,420)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          748       (349)
                                                                                          ---------  ---------
       Net cash from (used for) investing activities . . . . . . . .                      (30,078)   (30,972)
                                                                                          ---------  ---------
  Cash Flows From (Used For) Financing Activities:
    Proceeds from issuance of common stock . . . . . . . . . . . . .                        -          1,693
    Proceeds from issuance of preferred stock. . . . . . . . . . . .                        -         15,000
    Sale of first mortgage bonds . . . . . . . . . . . . . . . . . .                        -         50,000
    Redemption and maturity of first mortgage bonds. . . . . . . . .                       (1,000)   (71,211)
    Change in commercial paper . . . . . . . . . . . . . . . . . . .                      (11,000)   (10,000)
    Preferred stock dividends. . . . . . . . . . . . . . . . . . . .                       (1,556)    (1,618)
    Common stock dividends . . . . . . . . . . . . . . . . . . . . .                      (21,268)   (20,777)
                                                                                        ---------  ---------
       Net cash from (used for) financing activities . . . . . . . .                      (34,824)   (36,913)
                                                                                        ---------  ---------
  Net Increase in Cash and Equivalents . . . . . . . . . . . . . . .                       27,202     14,995

  Cash and Equivalents at Beginning of Period. . . . . . . . . . . .                        5,391        178
                                                                                        ---------  ---------
  Cash and Equivalents at End of Period. . . . . . . . . . . . . . .                   $   32,593 $   15,173
                                                                                        =========  =========
  Cash Paid During Period For:
    Interest, less amount capitalized. . . . . . . . . . . . . . . .                   $   10,157 $    9,950
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .                   $   14,453 $   12,764

   The accompanying notes to financial statements are an integral part of these statements.
                                                  -4-

                               WISCONSIN PUBLIC SERVICE CORPORATION
                                 STATEMENTS OF RETAINED EARNINGS
                                    FOR THE SIX MONTHS ENDED




                                                                                         June 30
                                                                                     1994       1993
                                                                                  ---------  ----------
                                                                                       (Thousands)

  Balance at Beginning of Period . . . . . . . . . . . . . . . . . . . . . .     $  288,693 $   272,019

  Add - Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         30,563      32,712
                                                                                  ---------  ----------
                                                                                    319,256     304,731
                                                                                  ---------  ----------
  Deduct -
    Cash dividends declared on preferred stock . . . . . . . . . . . . . . .          2,334       2,554
    Cash dividends declared on common stock. . . . . . . . . . . . . . . . .         21,268      20,777
                                                                                  ---------  ----------
                                                                                     23,602      23,331
                                                                                  ---------  ----------

  Balance at End of Period . . . . . . . . . . . . . . . . . . . . . . . . .     $  295,654 $   281,400
                                                                                  =========  ==========




               The accompanying notes to financial statements are an integral part of these statements.







                                           -5-

                                              WISCONSIN PUBLIC SERVICE CORPORATION
                                                      STATEMENTS OF INCOME
                                                         AS OF JUNE 30

                                                                  Three Months Ended     Six Months End
                                                                   1994      1993      1994     1993
                                                                 --------  --------  --------  --------
                                                                     (Thousands)       (Thousands)
  Operating Revenues:
    Electric . . . . . . . . . . . . . . . . . . . . . . . .    $ 115,893 $ 119,700 $ 239,502 $ 243,140
    Gas. . . . . . . . . . . . . . . . . . . . . . . . . . .       31,676    37,992   108,797   103,556
                                                                 --------  --------  --------  --------
                                                                  147,569   157,692   348,299   346,696
                                                                 --------  --------  --------  --------
  Operating Expenses:
    Operation -
      Electric production fuels. . . . . . . . . . . . . . .       28,128    27,914    56,302    58,835
      Cost of gas sold . . . . . . . . . . . . . . . . . . .       20,962    28,099    74,328    72,762
      Purchased power. . . . . . . . . . . . . . . . . . . .        8,459     8,136    19,752    16,263
      Other. . . . . . . . . . . . . . . . . . . . . . . . .       37,536    36,653    73,641    73,241
    Maintenance. . . . . . . . . . . . . . . . . . . . . . .       14,316    12,865    25,812    24,567
    Depreciation . . . . . . . . . . . . . . . . . . . . . .       13,874    15,025    28,066    30,411
    Taxes -
      Federal income . . . . . . . . . . . . . . . . . . . .        3,895     4,862    13,601    12,969
      Investment credit restored . . . . . . . . . . . . . .         (453)     (496)     (906)     (991)
      State income . . . . . . . . . . . . . . . . . . . . .        1,166     1,386     3,827     3,620
      Gross receipts and other . . . . . . . . . . . . . . .        6,451     6,302    12,987    12,530
                                                                 --------  --------  --------  --------
                                                                  134,334   140,746   307,410   304,207
                                                                 --------  --------  --------  --------
  Operating Income . . . . . . . . . . . . . . . . . . . . .       13,235    16,946    40,889    42,489
                                                                 --------  --------  --------  --------
  Other Income and (Deductions):
    Allowance for equity funds used during construction. . .           23       155        43       253
    Other, net . . . . . . . . . . . . . . . . . . . . . . .        1,124     1,394     2,334     3,043
    Income taxes . . . . . . . . . . . . . . . . . . . . . .           59      (295)      (36)       16
                                                                 --------  --------  --------  --------
                                                                    1,206     1,254     2,341     3,312
                                                                 --------  --------  --------  --------
  Income Before Interest Expense . . . . . . . . . . . . . .       14,441    18,200    43,230    45,801
                                                                 --------  --------  --------  --------
  Interest Expense:
    Interest on long-term debt . . . . . . . . . . . . . . .        5,887     6,233    11,842    12,599
    Allowance for borrowed funds used during construction. .          (27)     (124)      (62)     (258)
    Other interest . . . . . . . . . . . . . . . . . . . . .          393       360       887       748
                                                                 --------  --------  --------  --------
                                                                    6,253     6,469    12,667    13,089
                                                                 --------  --------  --------  --------
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .        8,188    11,731    30,563    32,712

  Preferred Stock Dividend Requirements. . . . . . . . . . .          778       848     1,556     1,658
                                                                 --------  --------  --------  --------
  Earnings on Common Stock . . . . . . . . . . . . . . . . .   $    7,410 $  10,883 $  29,007 $  31,054
                                                                 ========  ========  ========  ========

  Earnings Per Average Share of Common Stock . . . . . . . .       $0.31      $0.45     $1.21     $1.30
                                                                 ========  ========  ========  ========

  The accompanying notes to financial statements are an integral part of these statements.


                           NOTES TO FINANCIAL STATEMENTS


(1) Financial Information: The following financial statements have been prepared by Wisconsin Public Service Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of Management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and with the Company's March 31, 1994 Form 10-Q.

     Because of the seasonal nature of the Company's operations, interim results are not necessarily indicative of annual results.

(2) Nuclear Decommissioning: In July 1994, the Public Service Commission of Wisconsin (PSCW) issued a generic order covering all utilities in the state that have nuclear generation. This order standardizes the escalation assumptions to be used in determining nuclear decommissioning liabilities. Based upon this new methodology and considering other assumption changes, the Company's share of Kewaunee nuclear plant (Kewaunee) decommissioning costs have changed. Decommissioning costs for Kewaunee are now estimated to be $147 million in current dollars. The undiscounted amount of decommissioning costs estimated to be expended between the years 2014 - 2050 is $785 million, as compared to the previous estimate of $736.7 million. Annual retail funding is expected to change from approximately $3.5 million to approximately $8.4 million as a result of this new order. In conjunction with this, the long-term after-tax earnings are assumed to be 5.5%.

(3) Environmental Liabilities: An eighth manufactured gas plant site has been identified by the Company. The Company is in the early stages of investigation, and at this time is investigating the amount or level of contamination at this site. The extent, if any, to which the Company could be liable is not known.

     In June the Supreme Court of Wisconsin (Court) issued a decision regarding recoveries from insurance companies for environmental remediation costs. The Court, held that insurance coverage was not available for environmental cleanup costs to the extent the cleanup is done to prevent or mitigate future injury. In addition, the Court held that a notification letter from a government agency about an environmental situation did not constitute a suit, triggering the insurers' duty to defend. A motion for reconsideration is pending. In addition, the Company is exploring alternative approaches of pursuing claims against its carriers in light of the decision.

     Based on discussion with regulatory authorities and effective with a recent rate order cleanup costs will be recoverable in future rates, except for carrying costs.
                               -------------

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

RESULTS OF OPERATIONS
- - ---------------------

Second Quarter of 1994 Compared to the Second Quarter of 1993
- - -------------------------------------------------------------

Revenues -

Electric operating revenues decreased $3.8 million, or 3.2%, during the second quarter of 1994 compared to the second quarter of 1993. Electric revenues were lower due to a 4.0% decrease in retail Wisconsin rates that took effect January 1, 1994. This rate decrease was partially offset by 4.7% increase in kilowatt-hour (Kwh) sales. Residential Kwh sales increased 5.9% due to the warmer weather. Commercial and industrial Kwh sales rose 6.4%, reflecting the warm weather and customer growth. Wholesale Kwh sales experienced a decrease of 3.3%.

Gas operating revenues decreased $6.4 million, or 16.6%, during the second quarter of 1994 compared to the second quarter of 1993. Gas revenues were lower due to an 18.4% decrease in the cost of gas. This decrease was partially offset by a 1.1% increase in therm sales and a .6% increase in retail Wisconsin rates that took effect January 1, 1994. Residential sales accounted for $5.1 million of the decrease, as customer volumes were lower by 11.3%, as a result of heating degree days decreasing 16.2%.

Expenses -

Electric production fuels increased $.2 million, or .8%, in the second quarter of 1994 over 1993, even though coal and nuclear electric generation was up 8.1% due to the warm weather discussed earlier. This nominal increase in the cost of fuel was the result of less expensive coal which has been purchased on the spot market, which decreased fuel cost per Kwh by 12.0%.

Gas purchased for resale decreased $7.2 million, or 25.4%, in the second quarter of 1994 over 1993. This decrease was due to the lower cost of gas discussed earlier.

Maintenance expense increased $1.5 million, or 11.3%, in the second quarter of 1994 over 1993. The primary reason for this increase was higher maintenance activities at the Company's coal-fired generating plants.

Depreciation decreased $1.2 million, or 7.7%, in the second quarter of 1994 over 1993. The primary factor for this was a depreciation rate order from the PSCW that took effect January 1, 1994, which reduced the annual depreciation provision by an estimated $5.8 million.

Federal and state income taxes decreased $1.2 million, or 19.0%, in the second quarter of 1994 over 1993, due to lower earnings.

First Six Months of 1994 Compared to the First Six Months of 1993
- - -----------------------------------------------------------------

Revenues -

Electric operating revenues decreased $3.6 million, or 1.5% for the first six months of 1994 as compared to 1993. This decrease was due to a 4.0% reduction in retail Wisconsin rates that took effect January 1, 1994. This decrease was partially offset by an overall 4.5% increase in Kwh sales. Residential Kwh sales increased 4.7% due primarily to weather. Commercial and industrial Kwh sales rose 6.7%, reflecting the weather and customer growth. Wholesale Kwh sales were lower by 1.8%.

Gas operating revenues increased $5.2 million, or 5.1% during the first six months of 1994 as compared to 1993. Gas revenues were higher due to a 8.3% increase in volume sales and a .6% increase in Wisconsin retail rates that took effect January 1, 1994. These increases were partially offset by a 4.3% reduction in the cost of gas. Residential sales accounted for $7.6 million of the increase, as customer volumes increased 6.1%.


Expenses -

Electric production fuels decreased $2.5 million, or 4.3%, during the first six months of 1994 compared to the same period in 1993, even though coal and nuclear generation was up 3.8%. This decrease in the cost of fuel was primarily the result of less expensive coal which has been purchased on the spot market, which decreased fuel cost per Kwh by 9.3%.

Gas purchased for resale increased $1.6 million, or 2.2%, during the first six months of 1994 compared to the same period in 1993 due to higher gas volumes of 8.3%, caused by the colder than normal winter, and was partially offset by a 4.3% decrease in the cost of gas.

Purchased power increased $3.5 million, or 21.5%, during the first six months of 1994 compared to the same period in 1993. This was the result of higher Kwh purchases of 21.5%, which was caused by the cold winter which raised overall demand for electricity.

Maintenance increased $1.2 million, or 5.1%, during the first six months of 1994 over the same period in 1993. This was due primarily to increased maintenance activities at the Company's coal fired generating plants.

Depreciation decreased $2.4 million, or 7.7%, during the first six months of 1994 over the same period in 1993. The primary factor for this was a depreciation rate order from the PSCW that took effect January 1, 1994, which reduced the annual depreciation provision by an estimated $5.8 million.

Federal and state income taxes decreased $.8 million, or 5.1%, during the first six months of 1994 over the same period in 1993. This decrease was due primarily to lower earnings.

Other income decreased by $1.0 million, or 29.3%, during the first six months of 1994 over the same period in 1993. This decrease was primarily the result of gains that were recognized in 1993 when a portion of the Company's nuclear decommissioning trust portfolio was reinvested.

FINANCIAL CONDITION
- - -------------------

The Company continues to maintain good liquidity levels and a financial condition considered to be strong by utility analysts. Internally generated funds exceeded the Company's cash requirements so short-term borrowings were reduced during the first six months of 1994, and short term investments have increased. No external funding difficulties are anticipated in the future. Pretax interest coverage was 4.5 times for the 12 months ended June 30, 1994.

The Company's bond ratings are AA+ (Standard & Poor's) and Aa2 (Moody's).

For the five-year period 1994-1998, internally generated funds are expected to lag construction expenditures and other investments totalling $533 million by about $131 million. These expenditures are comprised of $361 million for electric construction, which includes new generation, $34 million for nuclear fuel, $49 million for gas construction, and $33 million for other construction expenditures, $57 million for funding of nuclear plant decommissioning, certain employee benefit plans, and non-utility investments. The Company currently expects to finance this shortfall in internally generated funds by net bond additions of $75 million, and short-term debt of $56 million. However, no bond sales are anticipated until after 1996.

The Company's Kewaunee nuclear plant is currently licensed through the year 2013. Physical decommissioning of the plant is expected to occur during the period 2014-2021 with additional expenditures being incurred during the period 2022-2050. Costs to decommission in current dollars is $147 million and the undiscounted amount is $785 million. Management does not anticipate decommissioning to have any negative impacts to the Company's liquidity or capital resources, since these costs are being funded through external decommissioning trusts.

As of June 30, 1994, the Company has recorded $14.0 million in other current liabilities representing gas costs recovered from customers (through the purchased gas adjustment clause) in excess of the cost of gas sold.

On May 3, 1994, the Company filed a request with the PSCW for permission to reduce prospectively its 1994 electric rates by $1.8 million due to lower than forecasted fuel expense. The lower rates became effective May 24, 1994.

The Company expects to reduce its Wisconsin retail electric rates by at least 2.5% on January 1, 1995. The exact amount of the rate decrease will be determined by the PSCW after a hearing.

                        Part II.  OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

Proxy voting results at the May 5, 1994 Annual Shareholders' Meeting are as follows:

For the election of directors:


                         For        Abstentions       Non-Votes       Total
                         ---        -----------       ---------       -----
Michael S. Ariens    21,622,598       287,401         1,986,963     23,896,962

Kathryn M.
Hasselblad-Pascale   21,644,891       265,309         1,986,762     23,896,962

Linus M. Stoll       21,617,870       292,130         1,986,962     23,896,962


The following directors also continued in office after the Annual
Shareholders' Meeting:

A. Dean Arganbright
Richard A. Bemis
Daniel A. Bollom
M. Lois Bush
Robert C. Gallagher
James L. Kemerling

For the approval of a Plan and Agreement of Share Exchange pursuant to which each outstanding share of common stock of Wisconsin Public Service Corporation ("Company") will be exchanged for one share of common stock of WPS Resources Corporation ("Resources"), and the Company will become a subsidiary of
Resources:

     For           Against          Abstentions      Non-Votes        Total
     ---           -------          -----------      ---------        -----
  18,474,079       455,449           476,454         4,490,980      23,896,962



Item 5.    Other Information
           -----------------

FORMATION OF HOLDING COMPANY. At the annual meeting of shareholders held on May 5, 1994, the holders of the Company's common stock approved an Agreement and Plan of Share Exchange which provides, subject to the receipt of various regulatory approvals, for the Company to become a subsidiary of WPS Resources Corporation ("Resources") with each outstanding share of Company common stock being exchanged for one share of common stock of Resources. Resources is currently a wholly-owned subsidiary of the Company. It is anticipated that the share exchange will become effective within the next several weeks upon receipt of all required regulatory approvals.

GAS PLANT CLEANUP. As reported in Part I, Item 1, Business - Environmental Matters, and in Part 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, the Company has been investigating the need for environmental cleanup of seven manufactured gas plant sites previously operated by the Company. The Company recently became aware of information indicating that a manufactured gas plant was in operation in Menominee, Michigan until approximately 1923. The Company is investigating the extent to which it could be held responsible for the potential cleanup costs of this eighth site. The Company has no indication of the level of contamination at the eighth site.

On June 16, 1994, the Wisconsin Supreme Court, in City of Edgerton v, General Casualty Company, held that insurance coverage was not available for environmental cleanup costs to the extent the cleanup is done to prevent or mitigate future injury. In addition, the court held that a notification letter from a government agency about an environmental situation (commonly known as a "PRP letter") did not constitute a suit, triggering the insurer's duty to defend. A motion for reconsideration is pending. In addition, the Company is exploring alternative approaches of pursuing claims against its carriers in light of the City of Edgerton decision.

NUCLEAR DECOMMISSIONING. As reported in Part I, Item 1. Business - Kewaunee Nuclear Plant, in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, the Company is funding in external trusts the forecasted nuclear decommissioning liability related to the jointly owned Kewaunee Nuclear Power Plant ("Kewaunee"). Physical decommissioning is expected to occur during the period 2014 - 2021 with additional expenditures being incurred during the period 2022 - 2050 related to the storage of spent nuclear fuel at the site. The cost of decommissioning Kewaunee was estimated to be $342 million, in 1992 dollars, (and $361 million, in 1993 dollars, as reported in Form 10-K) based on a 1992 site specific study using immediate dismantlement as the method of decommissioning. Subsequently, the cost estimate of decommissioning Kewaunee has been revised to $319 million, in 1992 dollars, and $357 million, in 1994 dollars. The Company's share of these costs is $132 and $147 million, in 1992 and 1994 dollars, respectively.

In July of 1994, the PSCW issued a generic order setting forth the escalation methodology to be used in forecasting nuclear decommissioning liabilities, as well as additional changes in the funding methodology. Under the escalation methodology, the cost estimate was segregated into four categories to be separately escalated at the following rates: 4.21% for labor, 9.85% for burial costs, 3.74% for energy related costs, and 8.00% for other costs.

Using the new escalation assumptions, the year of expenditure amount of decommissioning costs is estimated to be $785 million. This compares with $736.7 million using previous assumptions.

The Company has filed with the PSCW a revised decommissioning funding plan for its retail jurisdiction reflecting the revised assumptions, and is awaiting their approval. Under the proposed funding plan, the Company would make annual decommissioning funding payments for the retail jurisdiction of approximately $8.4 million compared to approximately $3.5 million annual payments under the current plan.

As of June 30, 1994, the accumulated provision for depreciation included accumulated provisions for decommissioning totalling $59.6 million. The long-term after-tax earnings on these funds is assumed to be 5.5%.

ADDITIONAL GENERATING CAPACITY. As reported in Part I, Item 1, Business - Electric Operations, in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and in Part II, Item 5, Other Information, in the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1994, the Company has identified a need for additional generating capacity late in this decade. The Company, in a filing with the PSCW, has identified the Rhinelander Energy Center ("Energy Center") as its preferred alternative for meeting its generating needs. The Energy Center was one of thirteen alternative projects identified as the result of a request for bids which was required by the PSCW to assure that the lowest-cost alternative is chosen to meet Wisconsin's energy needs. Each proposal was evaluated on its long-term economic effect on customers, environmental impact and reliability, among many other factors. The PSCW must approve generating plant additions. PSCW hearings on the Company's proposal commenced in July 18, 1994. A decision is expected by the fall of 1994.




Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

        (a)  Exhibits
             --------

             The following documents are filed herewith:

            (11) Statement Regarding:  Computation of Per Share Earnings

                                  EXHIBIT INDEX


Exhibit




11      Statement Regarding:  Computation of Per Share
        Earnings

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





Date  July 29, 1994
    _____________________



                                             /s/Diane L. Ford
                                   ____________________________________
                                              (Signature)

                                   Diane L. Ford
                                   Chief Accounting Officer