Form 10-Q
period 1994-09-30
WISCONSIN PUBLIC SERVICE CORP
filed 1994-10-31
CIK 107833

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---- EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1994

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---- EXCHANGE ACT OF 1934

For the transition period from _____________  to _______________

              Commission file number       1-3016
                                    _________________________

                    Wisconsin Public Service Corporation
____________________________________________________________________________
         (Exact name of Registrant as specified in its charter)


               Wisconsin                                    39-0715160
____________________________________________________________________________
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)


     700 North Adams St., P. O. Box 19001, Green Bay, Wisconsin  54307
____________________________________________________________________________
   (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code      (414) 433-1445
______________________________________________________________________________
Former name, former address and former fiscal year if changed since last report


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
                                 WISCONSIN PUBLIC SERVICE CORPORATION
                                             BALANCE SHEETS

                                                                                  September 30    December 31
                                                                                    1994             1993
                                                                                  ------------    -----------
                                                                                           (Thousands)
 ASSETS
 Utility Plant:
   In-service -
     Electric . . . . . . . . . . . . . . . . . . . . . . . . . .               $     1,407,142  $    1,374,662
     Gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       196,584         183,798
                                                                                 --------------   -------------
                                                                                      1,603,726       1,558,460
     Less - Accumulated provision for depreciation. . . . . . . .                       842,586         801,056
                                                                                 --------------   -------------
                                                                                        761,140         757,404
     Nuclear decommissioning trusts . . . . . . . . . . . . . . .                        60,348          56,699
     Construction in progress . . . . . . . . . . . . . . . . . .                         8,886          11,781
     Nuclear fuel, less accumulated provisions for amortization .
       of $134,523, and $130,011, respectively  . . . . . . . . .                        13,917          17,981
                                                                                 --------------   -------------
       Net utility plant. . . . . . . . . . . . . . . . . . . . .                       844,291         843,865
                                                                                 --------------   -------------
 Current Assets:
   Cash and equivalents . . . . . . . . . . . . . . . . . . . . .                        23,269           5,391
   Customer and other receivables, net of reserves. . . . . . . .                        48,885          66,511
   Accrued utility revenues . . . . . . . . . . . . . . . . . . .                        18,292          37,314
   Fossil fuel, at average cost . . . . . . . . . . . . . . . . .                        10,099          10,208
   Gas in storage, at average cost  . . . . . . . . . . . . . . .                        19,633          19,885
   Materials and supplies, at average cost. . . . . . . . . . . .                        20,695          19,411
   Prepayments and other. . . . . . . . . . . . . . . . . . . . .                        16,018          21,420
                                                                                 --------------   -------------
           Total current assets . . . . . . . . . . . . . . . . .                       156,891         180,140
                                                                                 --------------   -------------
 Deferred Charges . . . . . . . . . . . . . . . . . . . . . . . .                       111,616         118,128
 Investments and Other Assets . . . . . . . . . . . . . . . . . .                        64,601          56,708
                                                                                 --------------   -------------
                                                                                $     1,177,399  $    1,198,841
                                                                                 ==============   =============
 CAPITALIZATION AND LIABILITIES
 Capitalization:
   Common stock equity. . . . . . . . . . . . . . . . . . . . . .               $       440,770  $      434,503
   Preferred stock with no mandatory redemption . . . . . . . . .                        51,200          51,200
   Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .                       312,169         314,225
                                                                                 --------------   -------------
           Total capitalization . . . . . . . . . . . . . . . . .                       804,139         799,928
                                                                                 --------------   -------------
 Current Liabilities:
   Note payable . . . . . . . . . . . . . . . . . . . . . . . . .                        10,000          10,000
   Commercial paper . . . . . . . . . . . . . . . . . . . . . . .                        --              11,000
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . .                        43,697          64,113
   Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . . .                         1,763           3,266
   Accrued interest . . . . . . . . . . . . . . . . . . . . . . .                         5,012           7,695
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        15,666           9,956
                                                                                 --------------   -------------
           Total current liabilities. . . . . . . . . . . . . . .                        76,138         106,030
                                                                                 --------------   -------------
 Other Long-Term Liabilities and Deferred Credits:
   Accumulated deferred income taxes. . . . . . . . . . . . . . .                       134,346         138,952
   Accumulated deferred investment credits. . . . . . . . . . . .                        32,807          34,210
   Regulatory liabilities . . . . . . . . . . . . . . . . . . . .                        64,326          61,434
   Other long-term liabilities. . . . . . . . . . . . . . . . . .                        65,643          58,287
                                                                                 --------------   -------------
                                                                                        297,122         292,883
                                                                                 --------------   -------------
 Commitments and Contingencies                                                   --------------   -------------
                                                                                $     1,177,399  $    1,198,841
                                                                                 ==============   =============
    The accompanying notes to financial statements are an integral part of these statements.

                                               - 2 -

                               WISCONSIN PUBLIC SERVICE CORPORATION
                                   STATEMENTS OF CAPITALIZATION

                                                                                    September 30   December 31
                                                                                      1994            1993
                                                                                    ------------   ------------
                                                                                          (Thousands)
 COMMON STOCK EQUITY:
   Common stock, $4 par value, 32,000,000 shares authorized;
    23,896,962 shares outstanding . . . . . . . . . . . . . . . . .               $      95,588  $        95,588
   Premium on capital stock . . . . . . . . . . . . . . . . . .                          73,605           73,605
   Retained earnings. . . . . . . . . . . . . . . . . . . . . .                         293,785          288,693
   ESOP loan guarantee. . . . . . . . . . . . . . . . . . . . .                         (22,208)         (23,383)
                                                                                   ------------    -------------
           Total common stock equity. . . . . . . . . . . . . .                         440,770          434,503
                                                                                   ------------    -------------
 PREFERRED STOCK:
   Cumulative, $100 par value, 1,000,000 shares authorized;
     With no mandatory redemption -

          Series                       Shares Outstanding
          5.00%                        132,000. . . . . . . . .                          13,200           13,200
          5.04%                         30,000. . . . . . . . .                           3,000            3,000
          5.08%                         50,000. . . . . . . . .                           5,000            5,000
          6.76%                        150,000. . . . . . . . .                          15,000           15,000
          6.88%                        150,000. . . . . . . . .                          15,000           15,000
                                                                                    ------------    -------------
          Total preferred stock. . . . . . . . . . . . . . . . .                         51,200           51,200
                                                                                    ------------    -------------
 LONG-TERM DEBT:

   First mortgage bonds -

          Series                       Year Due
          5-1/4%                       1998 . . . . . . . . . .                          50,000           50,000
          7.30%                        2002 . . . . . . . . . .                          50,000           50,000
          6.80%                        2003 . . . . . . . . . .                          50,000           50,000
          6-1/8%                       2005 . . . . . . . . . .                           9,075            9,075
          6.90%                        2013 . . . . . . . . . .                          22,000           22,000
         10-1/8%                       2014 . . . . . . . . . .                          --                1,000
          8.80%                        2021 . . . . . . . . . .                          60,000           60,000
          7-1/8%                       2023 . . . . . . . . . .                          50,000           50,000
                                                                                   ------------    -------------
                                                                                        291,075          292,075
   Unamortized discount and premium on bonds, net . . . . . . .                          (1,175)          (1,257)
                                                                                   ------------    -------------
     Total first mortgage bonds . . . . . . . . . . . . . . . .                         289,900          290,818
   ESOP loan guarantee. . . . . . . . . . . . . . . . . . . . .                          22,208           23,383
   Other long-term debt . . . . . . . . . . . . . . . . . . . .                              61               24
                                                                                   ------------    -------------
           Total long-term debt . . . . . . . . . . . . . . . .                         312,169          314,225
                                                                                   ------------    -------------
   Total capitalization . . . . . . . . . . . . . . . . . . . . . .               $     804,139  $       799,928
                                                                                   ============    =============


  The accompanying notes to financial statements are an integral part of these statements.


                                              - 3 -

                              WISCONSIN PUBLIC SERVICE CORPORATION
                                   STATEMENTS OF CASH FLOWS
                                  FOR THE NINE MONTHS ENDED
                                                                                   September 30
                                                                               1994          1993
                                                                            ----------   -----------
                                                                                  (Thousands)
 Cash Flows From Operating Activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .         $     44,246  $     49,260

 Adjustments to reconcile net income to net cash from
 operating activities -
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .               42,108        45,465
   Amortization of nuclear fuel and other . . . . . . . . . . . . .               21,474        19,632
   Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .               (1,346)       (1,257)
   Investment credit restored . . . . . . . . . . . . . . . . . . .               (1,403)       (1,488)
   AFUDC equity . . . . . . . . . . . . . . . . . . . . . . . . . .                  (82)         (269)
   Pension funding. . . . . . . . . . . . . . . . . . . . . . . . .               (8,131)       (7,373)
   Post retirement liability. . . . . . . . . . . . . . . . . . . .                5,277         4,436
   Deferred DSM expenditures. . . . . . . . . . . . . . . . . . . .               (7,338)      (15,711)
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .                3,981        10,883
   Changes in -
    Customer and other receivables. . . . . . . . . . . . . . . . .               17,626         6,886
    Accrued utility revenues. . . . . . . . . . . . . . . . . . . .               19,022        13,094
    Fossil fuel . . . . . . . . . . . . . . . . . . . . . . . . . .                  109         4,436
    Gas in storage. . . . . . . . . . . . . . . . . . . . . . . . .                  252       (11,167)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .              (20,416)       (1,406)
    Miscellaneous current and accrued liabilities . . . . . . . . .                2,181        (5,888)
    Accrued taxes . . . . . . . . . . . . . . . . . . . . . . . . .               (1,503)        6,344
                                                                              ----------    ----------
      Net Cash From Operating Activities. . . . . . . . . . . . . .              116,057       115,877
                                                                              ----------    ----------
 Cash Flows From (Used For) Investing Activities:
   Construction and nuclear fuel expenditures, including AFUDC debt              (46,025)      (46,654)
   Decommissioning funding. . . . . . . . . . . . . . . . . . . . .               (3,649)       (4,746)
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,872        (1,636)
                                                                              ----------    ----------
      Net cash from (used for) investing activities . . . . . . . .              (47,802)      (53,036)
                                                                              ----------    ----------
 Cash Flows From (Used For) Financing Activities:
   Proceeds from issuance of common stock . . . . . . . . . . . . .               -              1,693
   Sale of first mortgage bonds . . . . . . . . . . . . . . . . . .               -            150,000
   Redemption and maturity of first mortgage bonds. . . . . . . . .               (1,000)     (166,753)
   Change in commercial paper . . . . . . . . . . . . . . . . . . .              (11,000)      (10,000)
   Preferred stock dividends. . . . . . . . . . . . . . . . . . . .               (2,333)       (2,396)
   Common stock dividends . . . . . . . . . . . . . . . . . . . . .              (36,044)      (31,411)
                                                                              ----------    ----------
      Net cash from (used for) financing activities . . . . . . . .              (50,377)      (58,867)
                                                                              ----------    ----------
 Net Increase in Cash and Equivalents . . . . . . . . . . . . . . .               17,878         3,974

 Cash and Equivalents at Beginning of Period. . . . . . . . . . . .                5,391           178
                                                                              ----------    ----------
 Cash and Equivalents at End of Period. . . . . . . . . . . . . . .         $     23,269  $      4,152
                                                                              ==========    ==========
 Cash Paid During Period For:
   Interest, less amount capitalized. . . . . . . . . . . . . . . .         $     18,463  $     17,324
   Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .         $     24,830  $     21,593

  The accompanying notes to financial statements are an integral part of these statements.
                                                 -4-

                             WISCONSIN PUBLIC SERVICE CORPORATION
                                STATEMENTS OF RETAINED EARNINGS
                                   FOR THE NINE MONTHS ENDED





                                                                              September 30,
                                                                            1994        1993
                                                                          ---------  ---------
                                                                              (Thousands)

 Balance at Beginning of Period . . . . . . . . . . . . . . . . . . . . $   288,693 $   272,019

 Add - Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .    44,246 .    49,260
                                                                           --------    --------
                                                                            332,939     321,279
                                                                           --------    --------
 Deduct -
   Cash dividends declared on preferred stock . . . . . . . . . . . . . .     3,111 .     3,332
   Cash dividends declared on common stock
     ($1.345 and $1.315 per share, respectively). . . . . . .                32,142      31,411
   Loss on reacquired preferred stock . . . . . . . . . . . .                 -             148
   Dividend to parent . . . . . . . . . . . . . . . . . . . . . . . . . .     3,901 .     -
                                                                           --------    --------
                                                                             39,154      34,891
                                                                           --------    --------
 Balance at End of Period . . . . . . . . . . . . . . . . . . . . . . . $   293,785 $   286,388
                                                                           ========    ========





              The accompanying notes to financial statements are an integral part of these statements.















                                          -5-

<PAGE


                                             WISCONSIN PUBLIC SERVICE CORPORATION
                                                     STATEMENTS OF INCOME
                                                      AS OF SEPTEMBER 30

                                                                      Three Months Ended  Nine Months Ende
                                                                       1994      1993     1994      1993
                                                                      ------   -------   ------    ------
                                                                          (Thousands)        (Thousands)
 Operating Revenues:
   Electric . . . . . . . . . . . . . . . . . . . . . . . . .       $ 124,340 $128,598  $363,842 $371,738
   Gas. . . . . . . . . . . . . . . . . . . . . . . . . . .            25,290   27,712   134,087  131,268
                                                                     --------  -------   -------  -------
                                                                      149,630  156,310   497,929  503,006
                                                                     --------  -------   -------  -------
 Operating Expenses:
   Operation -
     Electric production fuels. . . . . . . . . . . . . . .            29,177   30,008    85,479   88,842
     Cost of gas sold . . . . . . . . . . . . . . . . . . .            18,946   20,626    93,274   93,388
     Purchased power. . . . . . . . . . . . . . . . . . . .             8,995    5,995    28,747   22,257
     Other. . . . . . . . . . . . . . . . . . . . . . . . .            36,745   35,549   110,384  108,792
   Maintenance. . . . . . . . . . . . . . . . . . . . . . .             9,877   10,732    35,689   35,299
   Depreciation . . . . . . . . . . . . . . . . . . . . . .            14,042   15,054    42,108   45,465
   Taxes -
     Federal income . . . . . . . . . . . . . . . . . . . .             5,307    8,238    18,909   21,207
     Investment credit restored . . . . . . . . . . . . . .              (498)    (497)   (1,403)  (1,488)
     State income . . . . . . . . . . . . . . . . . . . . .             2,036    1,958     5,863    5,578
     Gross receipts and other . . . . . . . . . . . . . . .             6,544    6,354    19,531   18,884
                                                                     --------  -------   -------  -------
                                                                      131,171  134,017   438,581  438,224
                                                                     --------  -------   -------  -------
 Operating Income . . . . . . . . . . . . . . . . . . . . .            18,459   22,293    59,348   64,782
                                                                     --------  -------   -------  -------
 Other Income and (Deductions):
   Allowance for equity funds used during construction. . .                40       16        82      269
   Other, net . . . . . . . . . . . . . . . . . . . . . . .             1,381      800     3,715    3,843
   Income taxes . . . . . . . . . . . . . . . . . . . . . .                13     (205)      (23)    (189)
                                                                     --------  -------   -------  -------
                                                                        1,434      611     3,774    3,923
                                                                     --------  -------   -------  -------
 Income Before Interest Expense . . . . . . . . . . . . . .            19,893   22,904    63,122   68,705
                                                                     --------  -------   -------  -------
 Interest Expense:
   Interest on long-term debt . . . . . . . . . . . . . . .             5,770    5,883    17,612   18,481
   Allowance for borrowed funds used during construction. .               (38)      98      (100)    (160)
   Other interest . . . . . . . . . . . . . . . . . . . . .               477      375     1,364    1,124
                                                                     --------  -------   -------  -------
                                                                        6,209    6,356    18,876   19,445
                                                                     --------  -------   -------  -------
 Net Income . . . . . . . . . . . . . . . . . . . . . . . .            13,684   16,548    44,246   49,260

 Preferred Stock Dividend Requirements. . . . . . . . . . .               778      875     2,333    2,533
                                                                     --------  -------   -------  -------
 Earnings on Common Stock . . . . . . . . . . . . . . . . . .       $  12,906   15,673    41,913   46,727
                                                                     ========  =======   =======  =======

 Earnings Per Average Share of Common Stock . . . . . . . .             $0.54    $0.66     $1.75    $1.96
                                                                     ========  =======   =======  =======
 The accompanying notes to financial statements are an integral part of these statements.


<?TABLE>

                           NOTES TO FINANCIAL STATEMENTS


(1) Financial Information: The following financial statements have been prepared by Wisconsin Public Service Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of Management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and with the Company's March
     31, 1994 and June 30, 1994 Form 10-Q.

     Because of the seasonal nature of the Company's operations, interim results are not necessarily indicative of annual results.

(2) Holding Company Formation: Effective September 1, 1994, all of the outstanding shares of common stock of the Company were exchanged for $1 par common stock of WPS Resources Corporation ("Resources"). Resources is a newly formed holding company which owns all of the oustanding common stock of the Company and of certain non-utility subsidiaries. In connection with this share exchange, the Company transferred its investments in certain non-utility subsidiaries to Resources at a cost of $3.9 million. This transfer has been recorded as a dividend.


Item 2.    Management's Discussion and Analysis of Financial Condition and
           ----------------------------------------------------------------
           Results of Operations
           ---------------------

RESULTS OF OPERATIONS
- - ---------------------
Third Quarter of 1994 Compared to the Third Quarter of 1993
- - -----------------------------------------------------------

Revenues -

Electric operating revenues decreased $4.3 million, or 3.3%, during the third quarter of 1994 as compared to the third quarter of 1993. Electric revenues were lower due to a 4.0% decrease in retail Wisconsin rates that took effect
January 1, 1994. This rate decrease was partially offset by 4.3% increase in kilowatt-hour ("Kwh") sales. Residential Kwh sales increased .9% due to warmer weather. Commercial and industrial Kwh sales rose 4.9%, reflecting the warm weather and customer growth. Wholesale Kwh sales increased 6.3%.

Gas operating revenues decreased $2.4 million, or 8.7%, during the third quarter of 1994 as compared to the third quarter of 1993. Gas revenues were lower due to an 10.8% decrease in the cost of gas. This decrease was partially offset by a 5.3% increase in therm sales and a .6% increase in retail Wisconsin rates that took effect January 1, 1994.

Expenses -

Electric production fuels decreased $.8 million, or 2.8%, in the third quarter of 1994 as compared with the third quarter of 1993. This decrease was due to a 1.8% decrease in generation and a 2.7% reduction in coal costs per Kwh generated. Lower coal costs reflect less expensive coal that is being purchased on the spot market.

Gas purchased for resale decreased $1.7 million, or 8.1%, in the third quarter of 1994 as compared with the third quarter of 1993. This decrease was due to the lower cost of gas discussed earlier.

Purchased power increased $3.0 million, or 50.0%, in the third quarter of 1994 as compared with the third quarter of 1993. The primary reason for this increase was higher consumption in electric energy of 4.3%, while the Company's coal generation was down 2.2%. Coal related generation was down due to the Soo-Line railroad strike, which reduced coal inventories at these plants. The Federal government has intervened and has issued an injunction through February 1995, but there currently is a backlog in rail shipments.

Depreciation decreased $1.0 million, or 6.7%, in the third quarter of 1994 as compared with the third quarter of 1993. The primary factor was a depreciation rate order from the PSCW that took effect January 1, 1994, which reduced the annual depreciation provision by an estimated $5.8 million.

Federal and state income taxes decreased $2.8 million, or 28.0%, in the third quarter of 1994 as compared with the third quarter of 1993, due to primarily to lower earnings.


First Nine Months of 1994 Compared to the First Nine Months of 1993
- - -------------------------------------------------------------------
Revenues -

Electric operating revenues decreased $7.9 million, or 2.1% for the first nine months of 1994 as compared to 1993. This decrease was due to a 4.0% reduction in retail Wisconsin rates that took effect January 1, 1994. This decrease was partially offset by an overall 4.4% increase in Kwh sales. Residential Kwh sales increased 3.4% due primarily to weather. Commercial and industrial Kwh sales rose 6.1%, reflecting the weather and customer growth. Wholesale Kwh sales were higher by 1.0%.

Gas operating revenues increased $2.8 million, or 2.2% for the first nine months of 1994 as compared to 1993. Gas revenues were higher due to a 7.7%
increase in sales volume due primarily to a cold first quarter and a .6% increase in Wisconsin retail rates that took effect January 1, 1994. These increases were partially offset by a 5.8% reduction in the cost of gas.

Expenses -

Electric production fuels decreased $3.4 million, or 3.8%, during the first nine months of 1994 as compared to the same period in 1993, even though coal and nuclear generation were up 1.8%. This decrease in the cost of fuel was primarily the result of less expensive coal which has been purchased on the spot market, which decreased fuel cost per Kwh by 7.1%.

Gas purchased for resale decreased $.1 million, or .1%, during the first nine months of 1994 compared to the same period in 1993. Even though gas volumes were up by 7.7%, this was offset by a 5.8% reduction in the cost of gas.

Purchased power increased $6.5 million, or 29.2%, during the first nine months of 1994 compared to the same period in 1993. This was the result of higher
Kwh purchases of 31.7%, which was caused by the cold winter which raised overall demand for electricity, and the Soo-Line railroad strike during the third quarter that impacted the Company's ability to operate its coal-fired generating units.

Depreciation decreased $3.4 million, or 7.4%, during the first nine months of 1994 compared to the same period in 1993. The primary factor was a depreciation rate order from the PSCW that took effect January 1, 1994, which reduced the annual depreciation provision by an estimated $5.8 million.

Federal and state income taxes decreased $2.0 million, or 7.5%, during the first nine months of 1994 compared to the same period in 1993. This decrease was due primarily to lower earnings.


FINANCIAL CONDITION
- - -------------------
The Company continues to maintain good liquidity levels and a financial condition considered to be strong by utility analysts.  Internally generated funds exceeded the Company's cash requirements so short-term borrowings were reduced during the first nine months of 1994, and short-term investments have increased.  No external funding difficulties are anticipated in the future.
Pretax interest coverage was 4.3 times for the 12 months ended September 30,
1994.

The Company's bond ratings are AA+ (Standard & Poor's) and Aa2 (Moody's).

For the five-year period 1994-1998, internally generated funds are expected to lag construction expenditures and other investments totalling $533 million by about $131 million. These expenditures are comprised of $361 million for electric construction, which includes new generation, $34 million for nuclear fuel, $49 million for gas construction, and $33 million for other construction expenditures, $56 million for funding of nuclear plant decommissioning, certain employee benefit plans, and non-utility investments. The Company currently expects to finance this shortfall in internally generated funds by net bond additions of $75 million, and short-term debt of $56 million.
However, no bond sales are anticipated until after 1996.

The Company's Kewaunee nuclear plant is currently licensed through the year
2013. Physical decommissioning of the plant is expected to occur during the period 2014-2021 with additional expenditures being incurred during the period
2022-2050. Costs to decommission in current dollars is $147 million and the undiscounted amount is $785 million. Management does not anticipate decommissioning to have any negative impact on the Company's liquidity or capital resources, since the decommissioning costs are being funded through external decommissioning trusts.

The Company has an electric rate application pending with the PSCW and anticipates to reduce its Wisconsin retail electric rates by at least 2.5% beginning January 1, 1995. The exact amount of the rate decrease will be determined by the PSCW after a hearing.

                        Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------
As reported in Part I, Item 1. Business - Other, pages 8 and 9, in the
Wisconsin Public Service Corporation ("WPS") Form 10-K for the year ended
December 31, 1993, WPS petitioned for review to the Brown County Circuit Court limited portions of the PSCW Advance Plan 6 order dated September 1992 associated with the method to be used to incorporate environmental externalities in system planning.  An intervenor, Wisconsin's Environmental
Decade, Inc., petitioned for review on a related issue to the Circuit Court in
Dane County.  The WPS and intervenor petitions were combined and heard by the
Dane County Circuit Court ("Court").  On September 2, 1994, the Court ruled that while the PSCW has the authority to require monetization of greenhouse gases for economic as opposed to environmental risk assement purposes, there is no substantial evidence in the Advance Plan 6 record to support the greenhouse gas monetization values chosen by the PSCW.  The Court remanded the decision to the PSCW and required that the PSCW establish the factual foundation for the monetization which it implemented in Advance Plan 6.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------
        (a)  Exhibits

             The following documents are filed herewith:

             (11) Statement Regarding:  Computation of Per Share Earnings

             (27) Financial Data Schedule

        (b)  Reports on Form 8-K
             -------------------
             The company filed a current report on Form 8-K dated September
             1, 1994 reporting that on September 1, 1994 Articles of Share
             Exchange implementing the Agreement and Plan of Share Exchange dated January 17, 1994 between Resources and the Company were filed in the office of the Wisconsin Secretary of State.



















                               EXHIBIT INDEX
                               -------------

  Exhibit
  -------


  11        Statement Regarding:  Computation of Per Share
            Earnings

  27        Financial Data Schedule

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






                                   Wisconsin Public Service Corporation
                                   ____________________________________
                                                (Registrant)






                                            /s/R. H. Knuth
                                   ____________________________________
                                               (Signature)
                                   R. H. Knuth
                                   Assistant Vice President Secretary





Date  October 31, 1994
    _____________________



                                             /s/Diane L. Ford
                                   ____________________________________
                                              (Signature)

                                   Diane L. Ford
                                   Chief Accounting Officer


