Form 10-Q
period 1995-03-31
WISCONSIN PUBLIC SERVICE CORP
filed 1995-05-12
CIK 107833

______________________________________________________________________
______________________________________________________________________



                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549


                                FORM 10-Q


      [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1995

                                   OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________  to __________



Commission    Registrant; State of Incorporation;     IRS Employer
File Number     Address; and Telephone Number       Identification No.
- -----------   -----------------------------------   ------------------

  1-11337     WPS RESOURCES CORPORATION                 39-1775292
              (A Wisconsin Corporation)
              700 North Adams Street
              P. O. Box 19001
              Green Bay, WI  54307-9001
              414-433-1445

  1-3016      WISCONSIN PUBLIC SERVICE CORPORATION      39-0715160
              (A Wisconsin Corporation)
              700 North Adams Street
              P. O. Box 19001
              Green Bay, WI  54307-9001
              414-433-1445


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

WPS RESOURCES CORPORATION                Common stock, $1 par value,
                                         23,896,962 shares outstanding
                                         at May 1, 1995

WISCONSIN PUBLIC SERVICE CORPORATION     Common stock, $4 par value,
                                         23,896,962 shares outstanding
                                         at May 1, 1995

______________________________________________________________________
______________________________________________________________________

                          WPS RESOURCES CORPORATION
                                    AND
                    WISCONSIN PUBLIC SERVICE CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995


                                  CONTENTS

                                                             Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          WPS RESOURCES CORPORATION
               Consolidated Statements of Income and
                    Retained Earnings                         4
               Consolidated Balance Sheets                    5
               Consolidated Statements of Capitalization      6
               Consolidated Statements of Cash Flows          7

          WISCONSIN PUBLIC SERVICE CORPORATION
               Consolidated Statements of Income              8
               Consolidated Balance Sheets                    9
               Consolidated Statements of Capitalization     10
               Consolidated Statements of Cash Flows         11
               Consolidated Statements of Retained Earnings  12

          CONDENSED NOTES TO FINANCIAL STATEMENTS OF
               WPS Resources Corporation and
               Wisconsin Public Service Corporation          13

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations for
               WPS Resources Corporation and
               Wisconsin Public Service Corporation          14 - 18

PART II.  OTHER INFORMATION

Item 5.   Other Information                                  19 - 20

Item 6.   Exhibits and Reports on Form 8-K                   20

Signatures                                                   21 - 22

Exhibit 27     Financial Data Schedule for
                    WPS Resources Corporation
                    Wisconsin Public Service Corporation

Exhibit 28-1   Statistical Analysis and Comments for
               the Years 1989 through 1994 dated
               April 1, 1995
                    WPS Resources Corporation
                    Wisconsin Public Service Corporation

Exhibit 28-2   Financial and Statistical Forecast dated
               May 1, 1995
                    Wisconsin Public Service Corporation

The unaudited interim financial statements presented herein include the consolidated statements of WPS Resources Corporation and Subsidiaries ("Company") as well as separate consolidated financial statements for Wisconsin Public Service Corporation ("WPSC"). The unaudited statements have been prepared by the Company and WPSC, respectively, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company and WPSC believe the disclosures are adequate to make the information presented not misleading. The Company's and WPSC's consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the respective Annual Reports on Form 10-K of WPS Resources Corporation and Wisconsin Public Service Corporation for the year ended
December 31, 1994.

In the opinion of the Company and WPSC, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods. Due to the effect of weather and other factors which are characteristics of WPSC's utility operations, financial results for the periods ended March 31, 1995 and 1994 are not necessarily indicative of trends for any 12-month period.

This financial and other information is not given in connection with any sale or offer to buy any security.


                                          Part I.    FINANCIAL INFORMATION

 Item 1.    Financial Statements

                                               WPS RESOURCES CORPORATION


============================================================================================================
 CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS                              Three Months Ended
 (Thousands, except share amounts)                                                          March 31
                                                                                      1995            1994
============================================================================================================

 Operating revenues
 Electric                                                                          $121,100        $123,609
 Gas                                                                                 66,611          77,121
- ------------------------------------------------------------------------------------------------------------
 Total operating revenues                                                           187,711         200,730
============================================================================================================

 Operating expenses
 Electric production fuels                                                           24,119          28,174
 Purchased power                                                                     12,081          11,293
 Gas purchased for resale                                                            44,911          53,366
 Other operating expenses                                                            35,995          36,105
 Maintenance                                                                         13,276          11,496
 Depreciation and decommissioning                                                    16,575          14,192
 Taxes other than income                                                              6,482           6,536
- ------------------------------------------------------------------------------------------------------------
 Total operating expenses                                                           153,439         161,162
============================================================================================================
 Operating income                                                                    34,272          39,568
- ------------------------------------------------------------------------------------------------------------

 Other income
 Allowance for equity funds used during construction                                     25              20
 Other, net                                                                           4,027           1,210
- ------------------------------------------------------------------------------------------------------------
 Total other income                                                                   4,052           1,230
============================================================================================================
 Income before interest expense                                                      38,324          40,798
- ------------------------------------------------------------------------------------------------------------

 Interest on long-term debt                                                           5,931           5,955
 Other interest                                                                         510             494
 Allowance for borrowed funds used during construction                                  (33)            (35)
- ------------------------------------------------------------------------------------------------------------
 Total interest expense                                                               6,408           6,414
============================================================================================================

 Income before income taxes                                                          31,916          34,384
 Income taxes                                                                        10,900          12,009
 Preferred stock dividends of subsidiary                                                778             778
- ------------------------------------------------------------------------------------------------------------
 Net income                                                                          20,238          21,597
============================================================================================================

 Retained earnings at beginning of period                                           297,592         287,915
 Cash dividends on common stock                                                      10,873          10,634
- ------------------------------------------------------------------------------------------------------------
 Retained earnings at end of period                                                $306,957        $298,878
============================================================================================================

 Average shares of common stock outstanding                                          23,897          23,897
 Earnings per average share of common stock                                           $0.85           $0.90
 Dividend per share of common stock                                                  $0.455          $0.445
============================================================================================================


 The accompanying notes are an integral part of these statements.



                                                WPS RESOURCES CORPORATION


===================================================================================================================
 CONSOLIDATED BALANCE SHEETS                                                          March 31         December 31
 (Thousands)                                                                            1995              1994
===================================================================================================================
 ASSETS
- -------------------------------------------------------------------------------------------------------------------

 Utility plant
 Electric                                                                           $1,424,262         $1,412,666
 Gas                                                                                   205,995            202,903
- -------------------------------------------------------------------------------------------------------------------
 Total                                                                               1,630,257          1,615,569
 Accumulated depreciation and decommissioning                                         (865,052)          (846,505)
- -------------------------------------------------------------------------------------------------------------------
 Total                                                                                 765,205            769,064
 Nuclear decommissioning trusts                                                         67,684             64,147
 Construction in progress                                                               10,065             11,131
 Nuclear fuel, less accumulated amortization                                            17,977             19,417
- -------------------------------------------------------------------------------------------------------------------
 Net utility plant                                                                     860,931            863,759
===================================================================================================================

 Current assets
 Cash and equivalents                                                                   34,041             13,167
 Customer and other receivables, net of reserves                                        65,587             60,029
 Accrued utility revenues                                                               26,052             28,820
 Fossil fuel, at average cost                                                           11,950             10,505
 Gas in storage, at average cost                                                         2,876             15,787
 Materials and supplies, at average cost                                                21,894             20,585
 Prepayments and other                                                                  16,002             21,122
- -------------------------------------------------------------------------------------------------------------------
 Total current assets                                                                  178,402            170,015
===================================================================================================================

 Regulatory assets                                                                     107,422            109,135
 Investments and other assets                                                           79,755             74,366
===================================================================================================================
 Total                                                                              $1,226,510         $1,217,275
===================================================================================================================


 CAPITALIZATION AND LIABILITIES
- -------------------------------------------------------------------------------------------------------------------

 Capitalization
 Common stock equity                                                                  $455,482           $446,540
 Preferred stock of subsidiary
   with no mandatory redemption                                                         51,200             51,200
 Long-term debt                                                                        310,384            309,945
- -------------------------------------------------------------------------------------------------------------------
 Total capitalization                                                                  817,066            807,685
===================================================================================================================

 Current liabilities
 Note payable                                                                           10,000             10,000
 Commercial paper                                                                            -             12,500
 Accounts payable                                                                       50,953             66,643
 Accrued taxes                                                                          12,230              1,152
 Accrued interest                                                                        5,294              8,068
 Other                                                                                  28,854              7,494
- -------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                                             107,331            105,857
===================================================================================================================

 Long-term liabilities and deferred credits
 Accumulated deferred income taxes                                                     126,107            126,639
 Accumulated deferred investment tax credits                                            31,723             32,172
 Regulatory liabilities                                                                 64,103             65,995
 Long-term liabilities                                                                  80,180             78,927
- -------------------------------------------------------------------------------------------------------------------
 Total long-term liabilities and deferred credits                                      302,113            303,733
===================================================================================================================
 Total                                                                              $1,226,510         $1,217,275
===================================================================================================================


 The accompanying notes are an integral part of these statements.




                                            WPS RESOURCES CORPORATION


===============================================================================================================
 CONSOLIDATED STATEMENTS OF CAPITALIZATION                                          March 31       December 31
 (Thousands, except share amounts)                                                    1995            1994
===============================================================================================================

 Common stock equity
 Common stock, $1 par value, 100,000,000 shares authorized;
   and 23,896,962 shares outstanding                                                $23,897          $23,897
 Premium on capital stock                                                           145,021          145,021
 Retained earnings                                                                  306,957          297,592
 ESOP loan guarantees                                                               (20,393)         (19,970)
- ---------------------------------------------------------------------------------------------------------------
 Total common stock equity                                                          455,482          446,540
===============================================================================================================

 Preferred stock - Wisconsin Public Service Corporation
 Cumulative, $100 par value, 1,000,000 shares authorized;
   with no mandatory redemption
         Series       Shares Outstanding
         ------       ------------------
          5.00%             132,000                                                  13,200           13,200
          5.04%              30,000                                                   3,000            3,000
          5.08%              50,000                                                   5,000            5,000
          6.76%             150,000                                                  15,000           15,000
          6.88%             150,000                                                  15,000           15,000
- ---------------------------------------------------------------------------------------------------------------
 Total preferred stock                                                               51,200           51,200
===============================================================================================================

 Long-term debt
 First mortgage bonds - Wisconsin Public Service Corporation
         Series             Year Due
         ------             --------
         5-1/4%               1998                                                   50,000           50,000
         7.30%                2002                                                   50,000           50,000
         6.80%                2003                                                   50,000           50,000
         6-1/8%               2005                                                    9,075            9,075
         6.90%                2013                                                   22,000           22,000
         8.80%                2021                                                   60,000           60,000
         7-1/8%               2023                                                   50,000           50,000
- ---------------------------------------------------------------------------------------------------------------
 Total                                                                              291,075          291,075
 Unamortized discount and premium on bonds, net                                      (1,132)          (1,154)
- ---------------------------------------------------------------------------------------------------------------
 Total first mortgage bonds                                                         289,943          289,921
- ---------------------------------------------------------------------------------------------------------------
 ESOP loan guarantees                                                                20,393           19,970
 Other long-term debt                                                                    48               54
- ---------------------------------------------------------------------------------------------------------------
 Total long-term debt                                                               310,384          309,945
===============================================================================================================
 Total capitalization                                                              $817,066         $807,685
===============================================================================================================


 The accompanying notes are an integral part of these statements.



                                          WPS RESOURCES CORPORATION



=============================================================================================================
 CONSOLIDATED STATEMENTS OF CASH FLOWS                                                Three Months Ended
 (Thousands)                                                                                March 31
                                                                                     1995            1994
=============================================================================================================

 Cash flows from operating activities
 Net income                                                                         $20,238         $21,597

 Adjustments to reconcile net income to net cash from
   operating activities
 Depreciation and decommissioning                                                    16,575          14,192
 Amortization of nuclear fuel and other                                               7,691           6,688
 Deferred income taxes                                                               (3,053)          1,249
 Investment tax credit restored                                                        (449)           (453)
 AFUDC equity                                                                           (25)            (20)
 Pension funding                                                                     (3,231)         (2,752)
 Postretirement funding                                                               1,666           1,607
 Deferred demand-side management expenditures                                        (3,174)         (3,682)
 Other, net                                                                           5,415          (1,448)
 Changes in
 Customer and other receivables                                                      (5,558)        (12,729)
 Accrued utility revenues                                                             2,768           8,964
 Fossil fuel inventory                                                               (1,445)            168
 Gas in storage                                                                      12,911          14,618
 Accounts payable                                                                   (15,690)         (9,397)
 Miscellaneous current and accruals                                                  20,366          17,537
 Accrued taxes                                                                       11,078           8,650
- -------------------------------------------------------------------------------------------------------------
 Net cash from operating activities                                                  66,083          64,789
=============================================================================================================

 Cash flows from (used for) investing activities
 Construction and nuclear fuel expenditures                                         (13,467)        (10,883)
 Allowance for borrowed funds used during construction                                  (33)            (35)
 Decommissioning funding                                                             (3,537)         (2,003)
 Purchase of investment securities                                                   (4,000)              -
 Other                                                                                 (799)           (411)
- -------------------------------------------------------------------------------------------------------------
 Net cash from (used for) investing activities                                      (21,836)        (13,332)
=============================================================================================================

 Cash flows from (used for) financing activities
 Redemption and maturities of first mortgage bonds                                        -          (1,000)
 Change in commercial paper                                                         (12,500)        (11,000)
 Cash dividends on common stock                                                     (10,873)        (10,634)
- -------------------------------------------------------------------------------------------------------------
 Net cash from (used for) financing activities                                      (23,373)        (22,634)
=============================================================================================================
 Net increase (decrease) in cash and equivalents                                     20,874          28,823
 Cash and equivalents at beginning of period                                         13,167           5,391
=============================================================================================================
 Cash and equivalents at end of period                                              $34,041         $34,214
=============================================================================================================

 Cash paid during period for
 Interest, less amount capitalized                                                   $8,330          $7,957
 Income taxes                                                                         2,211           3,279
 Preferred stock dividends of subsidiary                                                778             778
=============================================================================================================


 The accompanying notes are an integral part of these statements.





                                        WISCONSIN PUBLIC SERVICE CORPORATION



=============================================================================================================
 CONSOLIDATED STATEMENTS OF INCOME                                                     Three Months Ended
 (Thousands, except share amounts)                                                           March 31
                                                                                     1995            1994
=============================================================================================================

 Operating revenues
 Electric                                                                          $121,100        $123,609
 Gas                                                                                 59,360          77,121
- -------------------------------------------------------------------------------------------------------------
 Total operating revenues                                                           180,460         200,730
=============================================================================================================


 Operating expenses
 Electric production fuels                                                           24,119          28,174
 Purchased power                                                                     12,081          11,293
 Gas purchased for resale                                                            37,883          53,366
 Other operating expenses                                                            35,640          36,105
 Maintenance                                                                         13,276          11,496
 Depreciation and decommissioning                                                    16,575          14,192
 Federal income taxes                                                                 8,193           9,706
 Investment tax credit restored                                                        (449)           (453)
 State income taxes                                                                   2,440           2,661
 Gross receipts and other taxes                                                       6,481           6,536
- -------------------------------------------------------------------------------------------------------------
 Total operating expenses                                                           156,239         173,076
=============================================================================================================
 Operating income                                                                    24,221          27,654
- -------------------------------------------------------------------------------------------------------------

 Other income
 Allowance for equity funds used during construction                                     25              20
 Other, net                                                                           4,015           1,210
 Income taxes                                                                          (710)            (95)
- -------------------------------------------------------------------------------------------------------------
 Total other income                                                                   3,330           1,135
=============================================================================================================
 Income before interest expense                                                      27,551          28,789
- -------------------------------------------------------------------------------------------------------------

 Interest on long-term debt                                                           5,931           5,955
 Other interest                                                                         646             494
 Allowance for borrowed funds used during construction                                  (33)            (35)
- -------------------------------------------------------------------------------------------------------------
 Total interest expense                                                               6,544           6,414
=============================================================================================================
 Net income                                                                          21,007          22,375
 Preferred stock dividend requirements                                                  778             778
- -------------------------------------------------------------------------------------------------------------
 Earnings on common stock                                                           $20,229         $21,597
=============================================================================================================


 The accompanying notes are an integral part of these statements.




                                        WISCONSIN PUBLIC SERVICE CORPORATION


===================================================================================================================
 CONSOLIDATED BALANCE SHEETS                                                         March 31          December 31
 (Thousands)                                                                           1995               1994
===================================================================================================================
 ASSETS
- -------------------------------------------------------------------------------------------------------------------

 Utility plant
 Electric                                                                           $1,424,262         $1,412,666
 Gas                                                                                   205,988            202,897
- -------------------------------------------------------------------------------------------------------------------
 Total                                                                               1,630,250          1,615,563
 Accumulated depreciation and decommissioning                                         (865,052)          (846,505)
- -------------------------------------------------------------------------------------------------------------------
 Total                                                                                 765,198            769,058
 Nuclear decommissioning trusts                                                         67,684             64,147
 Construction in progress                                                               10,065             11,131
 Nuclear fuel, less accumulated amortization                                            17,977             19,417
- -------------------------------------------------------------------------------------------------------------------
 Net utility plant                                                                     860,924            863,753
===================================================================================================================

 Current assets
 Cash and equivalents                                                                   27,418              3,449
 Customer and other receivables, net of reserves                                        63,548             58,036
 Accrued utility revenues                                                               26,052             28,820
 Fossil fuel, at average cost                                                           11,950             10,505
 Gas in storage, at average cost                                                         2,440             15,783
 Materials and supplies, at average cost                                                21,894             20,585
 Prepayments and other                                                                  15,990             21,091
- -------------------------------------------------------------------------------------------------------------------
 Total current assets                                                                  169,292            158,269
===================================================================================================================

 Regulatory assets                                                                     107,422            109,135
 Investments and other assets                                                           73,296             74,069
===================================================================================================================
 Total                                                                              $1,210,934         $1,205,226
===================================================================================================================


 CAPITALIZATION AND LIABILITIES
- -------------------------------------------------------------------------------------------------------------------

 Capitalization
 Common stock equity                                                                  $436,386           $429,953
 Preferred stock with no mandatory redemption                                           51,200             51,200
 Long-term debt to parent                                                                6,163              6,176
 Long-term debt                                                                        310,384            309,945
- -------------------------------------------------------------------------------------------------------------------
 Total capitalization                                                                  804,133            797,274
===================================================================================================================

 Current liabilities
 Note payable                                                                           10,000             10,002
 Commercial paper                                                                            -             12,500
 Accounts payable                                                                       48,472             65,336
 Accrued taxes                                                                          12,305              1,199
 Accrued interest                                                                        5,294              8,068
 Other                                                                                  28,200              6,627
- -------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                                             104,271            103,732
===================================================================================================================

 Long-term liabilities and deferred credits
 Accumulated deferred income taxes                                                     126,524            127,126
 Accumulated deferred investment tax credits                                            31,723             32,172
 Regulatory liabilities                                                                 64,103             65,995
 Long-term liabilities                                                                  80,180             78,927
- -------------------------------------------------------------------------------------------------------------------
 Total long-term liabilities and deferred credits                                      302,530            304,220
===================================================================================================================
 Total                                                                              $1,210,934         $1,205,226
===================================================================================================================


 The accompanying notes are an integral part of these statements.




                                     WISCONSIN PUBLIC SERVICE CORPORATION


===============================================================================================================
 CONSOLIDATED STATEMENTS OF CAPITALIZATION                                          March 31       December 31
 (Thousands, except share amounts)                                                    1995            1994
===============================================================================================================

 Common stock equity
 Common stock                                                                       $95,588          $95,588
 Premium on capital stock                                                            73,605           73,605
 Retained earnings                                                                  287,586          280,730
 ESOP loan guarantees                                                               (20,393)         (19,970)
- ---------------------------------------------------------------------------------------------------------------
 Total common stock equity                                                          436,386          429,953
===============================================================================================================

 Preferred stock
 Cumulative, $100 par value, 1,000,000 shares authorized;
   with no mandatory redemption
         Series       Shares Outstanding
         ------       ------------------
          5.00%             132,000                                                  13,200           13,200
          5.04%              30,000                                                   3,000            3,000
          5.08%              50,000                                                   5,000            5,000
          6.76%             150,000                                                  15,000           15,000
          6.88%             150,000                                                  15,000           15,000
- ---------------------------------------------------------------------------------------------------------------
 Total preferred stock                                                               51,200           51,200
===============================================================================================================

 Long-term note to parent
         Series             Year Due
         ------             --------
         8.76%                2014                                                    6,163            6,176
===============================================================================================================

 Long-term debt
 First mortgage bonds
         Series             Year Due
         ------             --------
         5-1/4%               1998                                                   50,000           50,000
         7.30%                2002                                                   50,000           50,000
         6.80%                2003                                                   50,000           50,000
         6-1/8%               2005                                                    9,075            9,075
         6.90%                2013                                                   22,000           22,000
         8.80%                2021                                                   60,000           60,000
         7-1/8%               2023                                                   50,000           50,000
- ---------------------------------------------------------------------------------------------------------------
 Total                                                                              291,075          291,075
 Unamortized discount and premium on bonds, net                                      (1,132)          (1,153)
- ---------------------------------------------------------------------------------------------------------------
 Total first mortgage bonds                                                         289,943          289,922
- ---------------------------------------------------------------------------------------------------------------
 ESOP loan guarantees                                                                20,393           19,970
 Other long-term debt                                                                    48               53
- ---------------------------------------------------------------------------------------------------------------
 Total long-term debt                                                               310,384          309,945
===============================================================================================================
 Total capitalization                                                              $804,133         $797,274
===============================================================================================================


 The accompanying notes are an integral part of these statements.




                                     WISCONSIN PUBLIC SERVICE CORPORATION


=============================================================================================================
 CONSOLIDATED STATEMENTS OF CASH FLOWS                                                 Three Months Ended
 (Thousands)                                                                                March 31
                                                                                     1995            1994
=============================================================================================================

 Cash flows from operating activities
 Net income                                                                         $21,007         $22,375

 Adjustments to reconcile net income to net cash from
   operating activities
 Depreciation and decommissioning                                                    16,575          14,192
 Amortization of nuclear fuel and other                                               7,691           6,688
 Deferred income taxes                                                               (3,123)          1,249
 Investment tax credit restored                                                        (449)           (453)
 AFUDC equity                                                                           (25)            (20)
 Pension funding                                                                     (3,231)         (2,752)
 Postretirement funding                                                               1,666           1,607
 Deferred demand-side management expenditures                                        (3,174)         (3,682)
 Other, net                                                                           5,044          (1,483)
 Changes in
 Customer and other receivables                                                      (5,512)        (12,729)
 Accrued utility revenues                                                             2,768           8,964
 Fossil fuel                                                                         (1,445)            168
 Gas in storage                                                                      13,343          14,618
 Accounts payable                                                                   (16,864)         (9,397)
 Miscellaneous current and accruals                                                  20,579          17,537
 Accrued taxes                                                                       11,106           8,650
- -------------------------------------------------------------------------------------------------------------
 Net cash from operating activities                                                  65,956          65,532
=============================================================================================================

 Cash flows from (used for) investing activities
 Construction and nuclear fuel expenditures                                         (13,500)        (10,883)
 Decommissioning funding                                                             (3,537)         (2,003)
 Other                                                                                 (799)           (411)
- -------------------------------------------------------------------------------------------------------------
 Net cash from (used for) investing activities                                      (17,836)        (13,297)
=============================================================================================================

 Cash flows from (used for) financing activities
 Redemption and maturities of first mortgage bonds                                        -          (1,000)
 Change in commercial paper                                                         (12,500)        (11,000)
 Preferred stock dividends                                                             (778)           (778)
 Cash dividends on common stock                                                     (10,873)        (10,634)
- -------------------------------------------------------------------------------------------------------------
 Net cash from (used for) financing activities                                      (24,151)        (23,412)
=============================================================================================================
 Net increase (decrease) in cash and equivalents                                     23,969          28,823
 Cash and equivalents at beginning of period                                          3,449           5,391
=============================================================================================================
 Cash and equivalents at end of period                                              $27,418         $34,214
=============================================================================================================

 Cash paid during period for
 Interest, less amount capitalized                                                   $8,330          $7,957
 Income taxes                                                                         2,198           3,279
=============================================================================================================


 The accompanying notes are an integral part of these statements.




                                      WISCONSIN PUBLIC SERVICE CORPORATION


=============================================================================================================
 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS                                         Three Months Ended
 (Thousands)                                                                                March 31
                                                                                     1995            1994
=============================================================================================================
 Balance at beginning of period                                                    $280,730        $288,693
 Add
 Net income                                                                          21,007          22,375
- -------------------------------------------------------------------------------------------------------------
                                                                                    301,737         311,068
- -------------------------------------------------------------------------------------------------------------
 Deduct
 Cash dividends declared on preferred stock                                             778           1,556
 Dividends declared on common stock                                                  13,373          10,634
- -------------------------------------------------------------------------------------------------------------
                                                                                     14,151          12,190
- -------------------------------------------------------------------------------------------------------------

 Balance at end of period                                                          $287,586        $298,878
=============================================================================================================


 The accompanying notes are an integral part of these statements.



              WPS RESOURCES CORPORATION AND SUBSIDIARIES
                  WISCONSIN PUBLIC SERVICE CORPORATION
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1995




NOTE 1.  FINANCIAL INFORMATION
______________________________

The following consolidated financial statements have been prepared by WPS Resources Corporation ("Company") and Wisconsin Public Service Corporation ("WPSC"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of Management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's and WPSC's latest annual reports on Form 10-K.

Because of the seasonal nature of the Company's operations, interim results are not necessarily indicative of annual results.


NOTE 2.  REGULATORY ASSETS
__________________________

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This Statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. WPSC anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of WPSC based on the current regulatory structure in which WPSC operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

WPS Resources Corporation ("Company") is a holding company. Over 99% of the Company's assets and revenues are derived from Wisconsin Public Service Corporation ("WPSC"), an electric and gas utility.

Overview of First Quarter of 1995 Compared to First Quarter of 1994

Earnings per share declined from $.90 in 1994 to $.85 in 1995, or 5.6%. The most significant reason was a 16.3% decrease in heating degree days due to warmer than normal weather, which reduced residential electric and gas consumption (2.8% and 9.7%, respectively).

Electric margins increased by $.8 million, or .9%, due primarily to lower fuel costs.

                                        First Quarter
                                 ___________________________
Electric Margins (000's)            1995             1994
                                    ____             ____

Revenues                          $121,100         $123,609
Fuel and purchases                  36,200           39,467
                                   _______          _______

Margin                            $ 84,900         $ 84,142
                                   =======          =======

Sales in kilowatt-hours (000)    2,760,398        2,660,792


Electric generating revenues decreased $2.5 million, or 2.0%, during the first quarter of 1995 as compared to the first quarter of 1994. Electric revenues were lower due to a 2.6% decrease in retail Wisconsin rates that took effect January 1, 1995. This rate decrease was partially offset by a 3.7% increase in kilowatt-hour ("Kwh") sales. Residential Kwh sales decreased 2.8% due to warmer weather. Commercial and industrial Kwh sales rose 5.0% reflecting customer growth. Wholesale Kwh sales increased 9.1%.

Electric fuels and purchases decreased $3.3 million, or 8.3%, in the first quarter of 1995 as compared to the same period in 1994. This decrease was due to a 3.1% or $.7 million drop in coal-fired generation and a 12.9% or $3.2 million reduction in coal costs from burning less expensive lower sulphur coal. These decreases were somewhat offset by an 18.3% increase in Kwh purchases of $.8 million due to increased plant outages resulting from maintenance at some plants.

Gas margins decreased by $2.1 million, or 8.7%, due to the warmer than normal weather.

                                         First Quarter
                                   _________________________
Gas Margins (000's)                 1995             1994
                                    ____             ____

Revenues                           $66,611          $77,121
Purchase costs                      44,911           53,366
                                    ______           ______

Margin                             $21,700          $23,755
                                    ======           ======

Volume in Therms (000)             261,321          240,240


The Public Service Commission of Wisconsin ("PSCW") allows WPSC to pass on to its customers, through a purchased gas adjustment clause, changes in the cost of gas.

Gas operating revenues decreased $10.5 million, or 13.6%, during the first quarter of 1995 as compared to the first quarter of 1994. The $10.5 million decrease is comprised of warmer than normal weather, $13.0 million, and a refund from WPSC's primary gas supplier, $4.7 million. (There was a reciprocal reduction recorded in gas purchased for resale as a result of this refund, thus there was no impact on net income.) Offsetting the decreases was a $7.3 million increase in revenues, attributable to sales by WPS Energy Services, Inc. ("WPSE"), an energy marketing subsidiary which began operations in 1994.

Gas purchased for resale showed a net decrease of $8.5 million, or 15.8%, in the first quarter of 1995 as compared to the same period in 1994. WPSC gas purchased decreased due to the $4.7 million refund discussed above, while WPSE gas purchases increased $7.0 million.

Maintenance increased by $1.8 million, or 15.5%, in the first quarter of 1995 as compared to 1994 due to increased maintenance activity at WPSC's coal-fired plants.

Depreciation and decommissioning increased $2.4 million, or 16.8%, in the first quarter of 1995 compared to the same period in 1994. There were two primary factors for this increase. The first factor was an increase in decommissioning funding of $1.3 million that has been considered in the rates that became effective January 1, 1995. The second factor was additional depreciation of $1.1 million, recorded to offset the gain on the decommissioning portfolio discussed below.
This maintains the balance between the depreciation reserve and the decommissioning trusts.

Other income increased by $2.8 million, or 229.4%, in the first quarter of 1995 as compared to the same period in 1994. This increase was the result of two factors. The first factor was a $1.6 million pretax gain on the decommissioning portfolio due to the sale of certain investments. The second factor was receipt of $1.2 million in insurance proceeds as the result of the death of a retired company executive.

Income taxes decreased $1.1 million, or 9.2%, in the first quarter of 1995 as compared to the same period in 1994, due primarily to lower earnings.


FINANCIAL CONDITION

WPSC requires large investments in capital assets used to deliver electric and gas services. Most of the Company's capital expenditures relate to WPSC's construction expenditures. WPSC maintains good liquidity levels and a financial condition considered to be strong by utility analysts. Internally generated funds exceeded the Company's cash requirements resulting in reduced short-term borrowings during the first three months of 1995, and higher short-term investments. No funding difficulties are anticipated in the future. Pretax interest coverage was 4.3 times for the 12 months ended March 31, 1995 for WPSC.

WPSC's bond ratings are AA+ (Standard & Poor's and Duff & Phelps) and Aa2 (Moody's).

For the three-year period 1995 to 1997, internally generated funds are expected to lag construction expenditures and other investments totaling $280 million by about $42 million. These expenditures are comprised of $139 million for electric construction, $20 million for nuclear fuel, $51 million for gas construction, $19 million for other construction expenditures, and $51 million for nuclear decommissioning and other investments. The Company currently expects to finance this shortfall in internally generated funds through short-term debt. This WPSC forecast does not include construction and financing of $169 million for the Rhinelander Energy Center projected to be placed in service in 1998 since this facility is expected to be constructed through a subsidiary with project debt financing that is non-recourse to WPSC.

WPSC's Kewaunee nuclear plant is currently licensed through the year 2013. Physical decommissioning of the plant is expected to occur during the period 2014 to 2021 with additional expenditures being incurred during the period 2022 to 2050. The estimated decommissioning cost in current dollars is $155 million and the undiscounted year of expenditure amount is $785 million. Management does not anticipate decommissioning to have negative impacts on the Company's liquidity or capital resources, since these costs are being funded through external decommissioning trusts.

On January 1, 1995, WPSC reduced its Wisconsin retail electric rates by 2.6%.

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121,

Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, effective January 1, 1996. This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. At this time, WPSC's management does not anticipate any material impact when this new standard is adopted based on prior and current rate treatment of such costs.

However, the Public Service Commission of Wisconsin ("PSCW") has initiated proceedings to consider restructuring electric utility regulation in Wisconsin, and one of the issues on their agenda is stranded investment. Stranded investment is unrecovered investment in facilities that are no longer economical to operate. Therefore, the impact of any change in the current regulatory compact is not known at this time.


TRENDS

During the 1995 maintenance and refueling outage of the Kewaunee Nuclear Power Plant ("Kewaunee"), of which WPSC owns 41.2% and is the operator, the steam generator tubes were inspected. The steam generator tubes at Kewaunee are susceptible to the corrosion characteristics seen throughout the nuclear industry. The inspection of the steam generators revealed higher levels of tube degradation than was anticipated. Continued use of degraded tubes raises concerns regarding primary-to-secondary leakage of reactor coolant. Thus degraded tubes are either repaired by sleeving or are removed from servicing by plugging. The steam generators were designed with approximately 15% heat transfer margin, meaning that full power production should be sustainable with the equivalent of 15% of the steam generator tubes plugged. Prior to the current outage, the equivalent of approximately 12% of the tubes in the steam generators were plugged with no loss of capacity.

The recently identified additional degraded tubes will be plugged and taken out of service. With all degraded tubes removed from service, the steam generators will be approximately 22% plugged. This means that during the next operating cycle, which is expected to begin in mid-May of 1995 and go through the fall of 1996, the plant's capacity will be reduced by 4%, or approximately 8 megawatts. The continued safe operation of the plant will not be impacted by the newly plugged tubes or the reduced capacity level. There will be increased maintenance and purchased power expenses resulting from the removal of the degraded tubes and the purchase of replacement power. Current estimates are that earnings for 1995 will be reduced by approximately four cents per share.

Operation at this reduced power level should be temporary. Cost effective repair technologies are available which will allow return of the tubes to service as early as the next maintenance and refueling shutdown, which is scheduled for the fall of 1996. Several tube samples have been removed for further structural and metallurgical examination in an effort to determine the best repair method. After repairs are undertaken, as few as 9% of the tubes could remain plugged, thus allowing resumption of full power operations. An accurate estimate of the cost of recovering plugged tubes is not available at this time.

                      Part II.  OTHER INFORMATION


ITEM 5. OTHER INFORMATION

KEWAUNEE NUCLEAR POWER PLANT

The Kewaunee Nuclear Power Plant ("Kewaunee") was taken out of service for scheduled maintenance and refueling on April 1, 1995 after having generated electricity continuously for 327 days, a new plant record. It is anticipated that Kewaunee will be returned to service during the week of May 14. Wisconsin Public Service Corporation is the operator and 41.2% owner of Kewaunee which is owned jointly with Wisconsin Power and Light Company and Madison Gas and Electric Company who own 41% and 17.8%, respectively.

The steam generator tubes at Kewaunee are susceptible to corrosion characteristics seen throughout the nuclear industry. During the current outage, inspection of the steam generators revealed higher levels of tube degradation than was anticipated. See Part I, Item 1. Business - Electric Operations - Kewaunee Nuclear Power Plant in the WPS Resources Corporation and Wisconsin Public Service Corporation Form 10-Ks for the year ended December 31, 1994 for previous discussion of this matter. Continued use of degraded tubes raises concerns regarding primary-to-secondary leakage of reactor coolant. Thus degraded tubes are either repaired by sleeving or are removed from service by plugging. The steam generators were designed with approximately 15% heat transfer margin, meaning that full power should be sustainable with the equivalent of 15% of the steam generator tubes plugged. Tube plugging and the build-up of deposits on the tubes affect the heat-transfer capability of the steam generators to the point where eventually full power operation is affected. Prior to the current outage, the equivalent of approximately 12% of the tubes in the steam generators were plugged with no loss of capacity.

The new indications are in the parent tubes of previously sleeved tubes in the area of the joint at the upper end of the sleeves. While indications of this type have been discovered in the past, the number of indications detected during this outage has increased. With all degraded tubes removed from service, the steam generators will be approximately 22% plugged. This means that during the next operating cycle the plant's capacity will be reduced by approximately 4%, or from 525 megawatts net plant output to approximately 505 megawatts. The continued safe operation of the plant will not be impacted by the newly plugged tubes or the reduced capacity level. There will be increased maintenance and purchased power expenses resulting from the removal of the degraded tubes and the purchase of replacement power. Current estimates are that earnings for 1995 will be reduced by approximately four cents per share as a result of such increased maintenance and purchased power expense.

Operation at this reduced power level should be temporary. Cost effective repair technologies are available which will allow return of the tubes to service as early as the next maintenance and refueling shutdown which is scheduled for the fall of 1996. Several tube samples have been removed for further structural and metallurgical examination in an effort to determine the best repair method. After repairs are undertaken, as few as 9% of the tubes could remain
plugged, thus allowing resumption of full power operation.   An
accurate estimate of the cost of recovering plugged tubes is not available at this time.


FERC PROPOSED RULEMAKING

A notice of proposed rulemaking ("NOPR") which would create a new foundation for a more competitive electric industry was issued by the Federal Energy Regulatory Commission ("FERC") on March 29. The NOPR addresses two areas, open transmission access and recovery of stranded investment. The proposed rules provide (1) that all utilities under FERC jurisdiction, such as WPSC, would be required to file non-discriminatory open access transmission tariffs which would be available to all wholesale sellers and buyers of electric energy, and
(2) that the utilities would be required to take service under the tariffs for their own wholesale sales and purchases of electricity. The NOPR also endorses the principle of stranded asset recovery.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

             The following documents are filed herewith:

               Exhibit 27     Financial Data Schedule
                                  WPS Resources Corporation
                                  Wisconsin Public Service Corporation

               Exhibit 28-1 Statistical Analysis and Comments for the Years 1989 Through 1994 Dated
                              April 1, 1995
                                  WPS Resources Corporation
                                  Wisconsin Public Service Corporation


               Exhibit 28-2   Financial and Statistical Forecast dated
                              May 1, 1995
                                  Wisconsin Public Service Corporation

                              SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, WPS Resources Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          WPS Resources Corporation



Date:  May 12, 1995                            /s/  D. L. Ford
                                      ________________________________
                                                    D. L. Ford
                                                    Controller

                                         (Chief Accounting Officer)

                              SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Wisconsin Public Service Corporation



Date:  May 12, 1995                         /s/  D. L. Ford
                                  ____________________________________
                                                 D. L. Ford
                                                 Controller

                                        (Chief Accounting Officer)

                    WPSC RESOURCES CORPORATION AND
                 WISCONSIN PUBLIC SERVICE CORPORATION
                      EXHIBIT INDEX TO FORM 10-Q
                 FOR THE QUARTER ENDED MARCH 31, 1995




Exhibit No.                           Description
___________                           ___________


    27             Financial Data Schedule
                       WPS Resources Corporation
                       Wisconsin Public Service Corporation

    28-1 Statistical Analysis and Comments for the Years 1989 Through 1994 Dated April 1, 1995
                       WPS Resources Corporation
                       Wisconsin Public Service Corporation

    28-2           Financial and Statistical Forecast dated May 1,
                   1995
                       Wisconsin Public Service Corporation