Form 10-Q
period 1995-06-30
WISCONSIN PUBLIC SERVICE CORP
filed 1995-07-26
CIK 107833

______________________________________________________________________________
______________________________________________________________________________

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


                                 FORM 10-Q


       [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1995

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

WPS RESOURCES CORPORATION                Common stock, $1 par value,
                                         23,896,962 shares outstanding at
                                         July 26, 1995

WISCONSIN PUBLIC SERVICE CORPORATION     Common stock, $4 par value,
                                         23,896,962 shares outstanding at
                                         July 26, 1995
______________________________________________________________________________
______________________________________________________________________________

                         WPS RESOURCES CORPORATION
                                    AND
                    WISCONSIN PUBLIC SERVICE CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1995


                                  CONTENTS

                                                             Page

          INTRODUCTION                                        3

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          WPS RESOURCES CORPORATION
               Consolidated Statements of Income and
                    Retained Earnings                         4
               Consolidated Balance Sheets                    5
               Consolidated Statements of Capitalization      6
               Consolidated Statements of Cash Flows          7

          WISCONSIN PUBLIC SERVICE CORPORATION
               Consolidated Statements of Income              8
               Consolidated Balance Sheets                    9
               Consolidated Statements of Capitalization     10
               Consolidated Statements of Cash Flows         11
               Consolidated Statements of Retained Earnings  12

          CONDENSED NOTES TO FINANCIAL STATEMENTS OF
               WPS Resources Corporation and
               Wisconsin Public Service Corporation          13

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations for
               WPS Resources Corporation and
               Wisconsin Public Service Corporation          14 - 20

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders     21

Item 5.   Other Information                                  21 - 22

Item 6.   Exhibits and Reports on Form 8-K                   23

Signatures                                                   24 - 25

EXHIBIT INDEX                                                26

Exhibit 3(ii)  By-Laws
                    WPS Resources Corporation

Exhibit 27     Financial Data Schedule
                    WPS Resources Corporation
                    Wisconsin Public Service Corporation

                                 INTRODUCTION

The unaudited interim financial statements presented herein include the consolidated statements of WPS Resources Corporation and Subsidiaries ("Company") as well as separate consolidated financial statements for Wisconsin Public Service Corporation ("WPSC"). The unaudited statements have been prepared by the Company and WPSC, respectively, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company and WPSC believe, however, that the disclosures are adequate to make the information presented not misleading. The Company's and WPSC's consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the respective Annual Reports on Form 10-K of WPS Resources Corporation and Wisconsin Public Service Corporation for the year ended December 31, 1994.

In the opinion of the Company and WPSC, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods. Due to the influence of weather and other factors which are characteristics of WPSC's utility operations, financial results for the periods ended June 30, 1995 and 1994 are not necessarily indicative of trends for any 12-month period.

                                             Part I.    FINANCIAL INFORMATION

 Item 1.    Financial Statements

                                                WPS RESOURCES CORPORATION


==============================================================================================================================
 CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS                Three Months Ended              Six Months Ended
 (Thousands, except share amounts)                                            June 30                         June 30
                                                                       1995            1994            1995            1994
==============================================================================================================================

 Operating revenues
 Electric                                                           $117,418        $115,893        $238,518        $239,502
 Gas                                                                  44,735          31,676         111,346         108,797
- ------------------------------------------------------------------------------------------------------------------------------
 Total operating revenues                                            162,153         147,569         349,864         348,299
==============================================================================================================================

 Operating expenses
 Electric production fuels                                            26,388          28,128          50,507          56,302
 Purchased power                                                      10,396           8,459          22,477          19,752
 Gas purchased for resale                                             33,962          20,962          78,873          74,328
 Other operating expenses                                             39,784          37,536          75,779          73,641
 Maintenance                                                          15,262          14,316          28,538          25,812
 Depreciation and decommissioning                                     15,837          13,874          32,412          28,066
 Taxes other than income                                               6,366           6,451          12,848          12,987
- ------------------------------------------------------------------------------------------------------------------------------
 Total operating expenses                                            147,995         129,726         301,434         290,888
==============================================================================================================================
 Operating income                                                     14,158          17,843          48,430          57,411
- ------------------------------------------------------------------------------------------------------------------------------

 Other income
 Allowance for equity funds used during construction                      48              23              74              43
 Other, net                                                            1,887           1,126           5,914           2,336
- ------------------------------------------------------------------------------------------------------------------------------
 Total other income                                                    1,935           1,149           5,988           2,379
==============================================================================================================================
 Income before interest expense                                       16,093          18,992          54,418          59,790
- ------------------------------------------------------------------------------------------------------------------------------

 Interest on long-term debt                                            5,796           5,887          11,589          11,842
 Other interest                                                          606             393           1,254             887
 Allowance for borrowed funds used during construction                   (48)            (27)            (81)            (62)
- ------------------------------------------------------------------------------------------------------------------------------
 Total interest expense                                                6,354           6,253          12,762          12,667
==============================================================================================================================

 Income before income taxes                                            9,739          12,739          41,656          47,123
 Income taxes                                                          3,095           4,551          13,996          16,560
 Preferred stock dividends of subsidiary                                 778             778           1,556           1,556
- ------------------------------------------------------------------------------------------------------------------------------
 Net income                                                            5,866           7,410          26,104          29,007
==============================================================================================================================

 Retained earnings at beginning of period                            306,957         298,878         297,592         287,915
 Cash dividends on common stock                                       10,873          10,634          21,746          21,268
- ------------------------------------------------------------------------------------------------------------------------------
 Retained earnings at end of period                                 $301,950        $295,654        $301,950        $295,654
==============================================================================================================================

 Average shares of common stock outstanding                           23,897          23,897          23,897          23,897
 Earnings per average share of common stock                            $0.24           $0.31           $1.09           $1.21
 Dividend per share of common stock                                   $0.455          $0.445          $0.910          $0.890
==============================================================================================================================


 The accompanying notes are an integral part of these statements.



                                        WPS RESOURCES CORPORATION


====================================================================================================
 CONSOLIDATED BALANCE SHEETS                                           June 30          December 31
 (Thousands)                                                             1995               1994
====================================================================================================
 ASSETS
- ----------------------------------------------------------------------------------------------------

 Utility plant
 Electric                                                            $1,435,978         $1,412,666
 Gas                                                                    209,621            202,903
- ----------------------------------------------------------------------------------------------------
 Total                                                                1,645,599          1,615,569
 Accumulated depreciation and decommissioning                          (884,489)          (846,505)
- ----------------------------------------------------------------------------------------------------
 Total                                                                  761,110            769,064
 Nuclear decommissioning trusts                                          73,432             64,147
 Construction in progress                                                14,351             11,131
 Nuclear fuel, less accumulated amortization                             16,966             19,417
- ----------------------------------------------------------------------------------------------------
 Net utility plant                                                      865,859            863,759
====================================================================================================

 Current assets
 Cash and equivalents                                                    25,408             13,167
 Customer and other receivables, net of reserves                         54,779             60,029
 Accrued utility revenues                                                18,106             28,820
 Fossil fuel, at average cost                                            11,501             10,505
 Gas in storage, at average cost                                          8,241             15,787
 Materials and supplies, at average cost                                 22,316             20,585
 Prepayments and other                                                   18,677             21,122
- ----------------------------------------------------------------------------------------------------
 Total current assets                                                   159,028            170,015
====================================================================================================

 Regulatory assets                                                      103,287            109,135
 Investments and other assets                                            82,402             74,366
====================================================================================================
 Total                                                               $1,210,576         $1,217,275
====================================================================================================


 CAPITALIZATION AND LIABILITIES
- ----------------------------------------------------------------------------------------------------

 Capitalization
 Common stock equity                                                   $451,934           $446,540
 Preferred stock of subsidiary
   with no mandatory redemption                                          51,200             51,200
 Long-term debt                                                         308,946            309,945
- ----------------------------------------------------------------------------------------------------
 Total capitalization                                                   812,080            807,685
====================================================================================================

 Current liabilities
 Note payable                                                            10,000             10,000
 Commercial paper                                                             -             12,500
 Accounts payable                                                        48,071             66,643
 Accrued taxes                                                            3,541              1,152
 Accrued interest                                                         8,338              8,068
 Gas refunds                                                             12,343                  -
 Other                                                                   13,684              7,494
- ----------------------------------------------------------------------------------------------------
 Total current liabilities                                               95,977            105,857
====================================================================================================

 Long-term liabilities and deferred credits
 Accumulated deferred income taxes                                      129,747            126,639
 Accumulated deferred investment tax credits                             31,274             32,172
 Regulatory liabilities                                                  57,880             65,995
 Long-term liabilities                                                   83,618             78,927
- ----------------------------------------------------------------------------------------------------
 Total long-term liabilities and deferred credits                       302,519            303,733
====================================================================================================
 Total                                                               $1,210,576         $1,217,275
====================================================================================================


 The accompanying notes are an integral part of these statements.




                                       WPS RESOURCES CORPORATION


===============================================================================================
 CONSOLIDATED STATEMENTS OF CAPITALIZATION                          June 30        December 31
 (Thousands, except share amounts)                                    1995            1994
===============================================================================================

 Common stock equity
 Common stock, $1 par value, 100,000,000 shares authorized;
   and 23,896,962 shares outstanding                                 $23,897          $23,897
 Premium on capital stock                                            145,021          145,021
 Retained earnings                                                   301,950          297,592
 ESOP loan guarantees                                                (18,934)         (19,970)
- -----------------------------------------------------------------------------------------------
 Total common stock equity                                           451,934          446,540
===============================================================================================

 Preferred stock - Wisconsin Public Service Corporation
 Cumulative, $100 par value, 1,000,000 shares authorized;
   with no mandatory redemption
         Series       Shares Outstanding
         ------       ------------------
          5.00%             132,000                                   13,200           13,200
          5.04%              30,000                                    3,000            3,000
          5.08%              50,000                                    5,000            5,000
          6.76%             150,000                                   15,000           15,000
          6.88%             150,000                                   15,000           15,000
- -----------------------------------------------------------------------------------------------
 Total preferred stock                                                51,200           51,200
===============================================================================================

 Long-term debt
 First mortgage bonds - Wisconsin Public Service Corporation
         Series             Year Due
         ------             --------
         5-1/4%               1998                                    50,000           50,000
         7.30%                2002                                    50,000           50,000
         6.80%                2003                                    50,000           50,000
         6-1/8%               2005                                     9,075            9,075
         6.90%                2013                                    22,000           22,000
         8.80%                2021                                    60,000           60,000
         7-1/8%               2023                                    50,000           50,000
- -----------------------------------------------------------------------------------------------
 Total                                                               291,075          291,075
 Unamortized discount and premium on bonds, net                       (1,110)          (1,154)
- -----------------------------------------------------------------------------------------------
 Total first mortgage bonds                                          289,965          289,921
- -----------------------------------------------------------------------------------------------
 ESOP loan guarantees                                                 18,934           19,970
 Other long-term debt                                                     47               54
- -----------------------------------------------------------------------------------------------
 Total long-term debt                                                308,946          309,945
===============================================================================================
 Total capitalization                                               $812,080         $807,685
===============================================================================================


 The accompanying notes are an integral part of these statements.



                                     WPS RESOURCES CORPORATION


===============================================================================================
 CONSOLIDATED STATEMENTS OF CASH FLOWS                                   Six Months Ended
 (Thousands)                                                                  June 30
                                                                       1995            1994
===============================================================================================

 Cash flows from operating activities
 Net income                                                          $26,104         $29,007

 Adjustments to reconcile net income to net cash from
   operating activities
 Depreciation and decommissioning                                     32,412          28,066
 Amortization of nuclear fuel and other                               14,334          14,130
 Deferred income taxes                                                (4,430)            598
 Investment tax credit restored                                         (898)           (905)
 AFUDC equity                                                            (74)            (43)
 Pension funding                                                      (6,142)         (5,454)
 Postretirement funding                                                3,458           3,518
 Deferred demand-side management expenditures                         (4,793)         (5,154)
 Other, net                                                            6,645          (3,365)
 Changes in
 Customer and other receivables                                        5,250           3,747
 Accrued utility revenues                                             10,714          19,452
 Fossil fuel inventory                                                  (996)             62
 Gas in storage                                                        7,546           8,533
 Accounts payable                                                    (18,572)        (19,419)
 Miscellaneous current and accruals                                   20,583          17,068
 Accrued taxes                                                         2,389             707
- -----------------------------------------------------------------------------------------------
 Net cash from operating activities                                   93,530          90,548
===============================================================================================

 Cash flows from (used for) investing activities
 Construction and nuclear fuel expenditures                          (33,497)        (27,910)
 Allowance for borrowed funds used during construction                   (81)            (62)
 Decommissioning funding                                              (9,285)         (2,854)
 Purchase of investments                                              (4,000)              -
 Other                                                                  (180)            748
- -----------------------------------------------------------------------------------------------
 Net cash from (used for) investing activities                       (47,043)        (30,078)
===============================================================================================

 Cash flows from (used for) financing activities
 Redemption and maturities of first mortgage bonds                         -          (1,000)
 Change in commercial paper                                          (12,500)        (11,000)
 Cash dividends on common stock                                      (21,746)        (21,268)
- -----------------------------------------------------------------------------------------------
 Net cash from (used for) financing activities                       (34,246)        (33,268)
===============================================================================================
 Net increase (decrease) in cash and equivalents                      12,241          27,202
 Cash and equivalents at beginning of period                          13,167           5,391
===============================================================================================
 Cash and equivalents at end of period                               $25,408         $32,593
===============================================================================================

 Cash paid during period for
 Interest, less amount capitalized                                   $10,586         $10,157
 Income taxes                                                         15,264          14,453
 Preferred stock dividends of subsidiary                               1,556           1,556
===============================================================================================


 The accompanying notes are an integral part of these statements.




                                       WISCONSIN PUBLIC SERVICE CORPORATION


==============================================================================================================================
 CONSOLIDATED STATEMENTS OF INCOME                                     Three Months Ended              Six Months Ended
 (Thousands, except share amounts)                                          June 30                         June 30
                                                                      1995            1994            1995            1994
==============================================================================================================================

 Operating revenues
 Electric                                                           $117,418        $115,893        $238,518        $239,502
 Gas                                                                  33,513          31,676          92,873         108,797
- ------------------------------------------------------------------------------------------------------------------------------
 Total operating revenues                                            150,931         147,569         331,391         348,299
==============================================================================================================================

 Operating expenses
 Electric production fuels                                            26,388          28,128          50,507          56,302
 Purchased power                                                      10,396           8,459          22,477          19,752
 Gas purchased for resale                                             22,859          20,962          60,742          74,328
 Other operating expenses                                             39,258          37,536          74,898          73,641
 Maintenance                                                          15,262          14,316          28,538          25,812
 Depreciation and decommissioning                                     15,837          13,874          32,412          28,066
 Federal income taxes                                                  2,640           3,895          10,833          13,601
 Investment tax credit restored                                         (449)           (453)           (898)           (906)
 State income taxes                                                      891           1,166           3,331           3,827
 Gross receipts and other taxes                                        6,366           6,451          12,847          12,987
- ------------------------------------------------------------------------------------------------------------------------------
 Total operating expenses                                            139,448         134,334         295,687         307,410
==============================================================================================================================
 Operating income                                                     11,483          13,235          35,704          40,889
- ------------------------------------------------------------------------------------------------------------------------------

 Other income
 Allowance for equity funds used during construction                      48              23              73              43
 Other, net                                                            1,874           1,124           5,889           2,334
 Income taxes                                                           (116)             59            (826)            (36)
- ------------------------------------------------------------------------------------------------------------------------------
 Total other income                                                    1,806           1,206           5,136           2,341
==============================================================================================================================
 Income before interest expense                                       13,289          14,441          40,840          43,230
- ------------------------------------------------------------------------------------------------------------------------------

 Interest on long-term debt                                            5,931           5,887          11,862          11,842
 Other interest                                                          606             393           1,252             887
 Allowance for borrowed funds used during construction                   (48)            (27)            (81)            (62)
- ------------------------------------------------------------------------------------------------------------------------------
 Total interest expense                                                6,489           6,253          13,033          12,667
==============================================================================================================================
 Net income                                                            6,800           8,188          27,807          30,563
 Preferred stock dividend requirements                                   778             778           1,556           1,556
- ------------------------------------------------------------------------------------------------------------------------------
 Earnings on common stock                                             $6,022          $7,410         $26,251         $29,007
==============================================================================================================================


 The accompanying notes are an integral part of these statements.


                                      WISCONSIN PUBLIC SERVICE CORPORATION


====================================================================================================
 CONSOLIDATED BALANCE SHEETS                                          June 30          December 31
 (Thousands)                                                            1995               1994
====================================================================================================
 ASSETS
- ----------------------------------------------------------------------------------------------------

 Utility plant
 Electric                                                            $1,435,978         $1,412,666
 Gas                                                                    209,600            202,897
- ----------------------------------------------------------------------------------------------------
 Total                                                                1,645,578          1,615,563
 Accumulated depreciation and decommissioning                          (884,488)          (846,505)
- ----------------------------------------------------------------------------------------------------
 Total                                                                  761,090            769,058
 Nuclear decommissioning trusts                                          73,432             64,147
 Construction in progress                                                14,351             11,131
 Nuclear fuel, less accumulated amortization                             16,966             19,417
- ----------------------------------------------------------------------------------------------------
 Net utility plant                                                      865,839            863,753
====================================================================================================

 Current assets
 Cash and equivalents                                                    20,167              3,449
 Customer and other receivables, net of reserves                         51,421             58,036
 Accrued utility revenues                                                18,106             28,820
 Fossil fuel, at average cost                                            11,501             10,505
 Gas in storage, at average cost                                          8,186             15,783
 Materials and supplies, at average cost                                 22,316             20,585
 Prepayments and other                                                   18,652             21,091
- ----------------------------------------------------------------------------------------------------
 Total current assets                                                   150,349            158,269
====================================================================================================

 Regulatory assets                                                      103,287            109,135
 Investments and other assets                                            75,831             74,069
====================================================================================================
 Total                                                               $1,195,306         $1,205,226
====================================================================================================


 CAPITALIZATION AND LIABILITIES
- ----------------------------------------------------------------------------------------------------

 Capitalization
 Common stock equity                                                   $432,994           $429,953
 Preferred stock with no mandatory redemption                            51,200             51,200
 Long-term debt to parent                                                 6,143              6,176
 Long-term debt                                                         308,946            309,945
- ----------------------------------------------------------------------------------------------------
 Total capitalization                                                   799,283            797,274
====================================================================================================

 Current liabilities
 Note payable                                                            10,000             10,002
 Commercial paper                                                             -             12,500
 Accounts payable                                                        45,853             65,336
 Accrued taxes                                                            3,616              1,199
 Accrued interest                                                         8,338              8,068
 Gas refunds                                                             12,343                  -
 Other                                                                   12,953              6,627
- ----------------------------------------------------------------------------------------------------
 Total current liabilities                                               93,103            103,732
====================================================================================================

 Long-term liabilities and deferred credits
 Accumulated deferred income taxes                                      130,197            127,126
 Accumulated deferred investment tax credits                             31,274             32,172
 Regulatory liabilities                                                  57,880             65,995
 Long-term liabilities                                                   83,569             78,927
- ----------------------------------------------------------------------------------------------------
 Total long-term liabilities and deferred credits                       302,920            304,220
====================================================================================================
 Total                                                               $1,195,306         $1,205,226
====================================================================================================


 The accompanying notes are an integral part of these statements.




                                WISCONSIN PUBLIC SERVICE CORPORATION


================================================================================================
 CONSOLIDATED STATEMENTS OF CAPITALIZATION                          June 30        December 31
 (Thousands, except share amounts)                                    1995             1994
================================================================================================
 Common stock equity
 Common stock                                                        $95,588          $95,588
 Premium on capital stock                                             73,605           73,605
 Retained earnings                                                   282,735          280,730
 ESOP loan guarantees                                                (18,934)         (19,970)
- ------------------------------------------------------------------------------------------------
 Total common stock equity                                           432,994          429,953
================================================================================================

 Preferred stock
 Cumulative, $100 par value, 1,000,000 shares authorized;
   with no mandatory redemption
         Series       Shares Outstanding
         ------       ------------------
          5.00%             132,000                                   13,200           13,200
          5.04%              30,000                                    3,000            3,000
          5.08%              50,000                                    5,000            5,000
          6.76%             150,000                                   15,000           15,000
          6.88%             150,000                                   15,000           15,000
- ------------------------------------------------------------------------------------------------
 Total preferred stock                                                51,200           51,200
================================================================================================

 Long-term note to parent
         Series             Year Due
         ------             --------
         8.76%                2014                                     6,143            6,176
================================================================================================

 Long-term debt
 First mortgage bonds
         Series             Year Due
         ------             --------
         5-1/4%               1998                                    50,000           50,000
         7.30%                2002                                    50,000           50,000
         6.80%                2003                                    50,000           50,000
         6-1/8%               2005                                     9,075            9,075
         6.90%                2013                                    22,000           22,000
         8.80%                2021                                    60,000           60,000
         7-1/8%               2023                                    50,000           50,000
- ------------------------------------------------------------------------------------------------
 Total                                                               291,075          291,075
 Unamortized discount and premium on bonds, net                       (1,110)          (1,153)
- ------------------------------------------------------------------------------------------------
 Total first mortgage bonds                                          289,965          289,922
 ESOP loan guarantees                                                 18,934           19,970
 Other long-term debt                                                     47               53
- ------------------------------------------------------------------------------------------------
 Total long-term debt                                                308,946          309,945
================================================================================================
 Total capitalization                                               $799,283         $797,274
================================================================================================


 The accompanying notes are an integral part of these statements.




                                WISCONSIN PUBLIC SERVICE CORPORATION


==============================================================================================
 CONSOLIDATED STATEMENTS OF CASH FLOWS                                  Six Months Ended
 (Thousands)                                                                June 30
                                                                      1995            1994
==============================================================================================

 Cash flows from operating activities
 Net income                                                          $27,807         $30,563

 Adjustments to reconcile net income to net cash from
   operating activities
 Depreciation and decommissioning                                     32,412          28,066
 Amortization of nuclear fuel and other                               14,334          14,130
 Deferred income taxes                                                (4,467)            598
 Investment tax credit restored                                         (898)           (905)
 AFUDC equity                                                            (74)            (43)
 Pension funding                                                      (6,142)         (5,454)
 Postretirement funding                                                3,458           3,518
 Deferred demand-side management expenditures                         (4,793)         (5,154)
 Other, net                                                            6,343          (3,365)
 Changes in
 Customer and other receivables                                        6,615           3,747
 Accrued utility revenues                                             10,714          19,452
 Fossil fuel                                                            (996)             62
 Gas in storage                                                        7,597           8,533
 Accounts payable                                                    (19,483)        (19,419)
 Miscellaneous current and accruals                                   20,719          17,068
 Accrued taxes                                                         2,417             707
- ----------------------------------------------------------------------------------------------
 Net cash from operating activities                                   95,563          92,104
==============================================================================================

 Cash flows from (used for) investing activities
 Construction and nuclear fuel expenditures                          (33,578)        (27,972)
 Decommissioning funding                                              (9,285)         (2,854)
 Other                                                                  (180)            748
- ----------------------------------------------------------------------------------------------
 Net cash from (used for) investing activities                       (43,043)        (30,078)
==============================================================================================

 Cash flows from (used for) financing activities
 Redemption and maturities of first mortgage bonds                         -          (1,000)
 Change in commercial paper                                          (12,500)        (11,000)
 Preferred stock dividends                                            (1,556)         (1,556)
 Cash dividends on common stock                                      (21,746)        (21,268)
- ----------------------------------------------------------------------------------------------
 Net cash from (used for) financing activities                       (35,802)        (34,824)
==============================================================================================
 Net increase (decrease) in cash and equivalents                      16,718          27,202
 Cash and equivalents at beginning of period                           3,449           5,391
==============================================================================================
 Cash and equivalents at end of period                               $20,167         $32,593
==============================================================================================

 Cash paid during period for
 Interest, less amount capitalized                                   $10,586         $10,157
 Income taxes                                                         15,249          14,453
==============================================================================================


 The accompanying notes are an integral part of these statements.




                                WISCONSIN PUBLIC SERVICE CORPORATION


==============================================================================================
 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS                           Six Months Ended
 (Thousands)                                                                 June 30
                                                                       1995            1994
==============================================================================================
 Balance at beginning of period                                     $280,730        $288,693
 Add Net income                                                       27,807          30,563
- ----------------------------------------------------------------------------------------------
                                                                     308,537         319,256
- ----------------------------------------------------------------------------------------------
 Deduct
 Cash dividends declared on preferred stock                            1,556           2,334
 Dividends declared on common stock                                   24,246          21,268
- ----------------------------------------------------------------------------------------------
                                                                      25,802          23,602
- ----------------------------------------------------------------------------------------------

 Balance at end of period                                           $282,735        $295,654
==============================================================================================


 The accompanying notes are an integral part of these statements.




                 WPS RESOURCES CORPORATION AND SUBSIDIARIES
                    WISCONSIN PUBLIC SERVICE CORPORATION
                  CONDENSED NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1995



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

WPS Resources Corporation ("Company") is a holding company.
Approximately 99% of the Company's assets and revenues are derived from Wisconsin Public Service Corporation ("WPSC"), an electric and gas utility.

Overview of Second Quarter of 1995 Compared to Second Quarter of 1994

Earnings per share declined from $.31 in 1994 to $.24 in 1995, or 22.6%. The most significant reason was an increase in operating expenses, that was partially offset by improved margins.

Electric margins increased by $1.3 million, or 1.7%, due primarily to lower fuel costs.

                                        Second Quarter
                                 ___________________________
Electric Margins (000's)            1995             1994
                                    ____             ____

Revenues                          $117,418         $115,893
Fuel and purchases                  36,784           36,587
                                   _______          _______

Margin                            $ 80,634         $ 79,306
                                   =======          =======

Sales in kilowatt-hours (000)    2,676,896        2,542,827


Electric revenues increased $1.5 million, or 1.3%, during the second quarter of 1995 compared to the second quarter of 1994. Electric revenues were higher due to a 5.3% increase in kilowatt-hour ("kWh") sales. This was offset partially by a 2.6% decrease in retail Wisconsin rates that took effect January 1, 1995. Residential kWh sales increased 4.4% due to warmer weather. Commercial and industrial kWh sales rose 4.2% reflecting customer growth and warmer weather. Wholesale kWh sales grew 9.3% due primarily to increased demand by WPSC s largest wholesale customer.

Electric fuels and purchases increased $.2 million, or .1%, in the second quarter of 1995 compared to the same period in 1994. Even though there was an increase in coal-fired generation of 5.4%, or $1.3 million, coal related costs decreased 10.0%, or $2.8 million, due to burning less expensive low sulphur coal. There was an increase in kWh purchases of 22.9%, or $1.9 million due to increased plant outages resulting from maintenance and warmer weather.

Gas margins were relatively flat.

                                         Second Quarter
                                   _________________________
Gas Margins (000's)                 1995             1994
                                    ____             ____

Revenues                           $44,735          $31,676
Purchase costs                      33,962           20,962
                                   _______          _______

Margin                             $10,773          $10,714
                                   =======          =======

Volume in Therms (000)             168,244          108,724


The Public Service Commission of Wisconsin ("PSCW") allows WPSC to pass on to its customers, through a purchased gas adjustment clause, changes in the cost of gas.

Gas operating revenues increased $13.1 million, or 41.2%, during the second quarter of 1995 compared to the second quarter of 1994. Of the increase, $11.3 million is attributable to sales by WPS Energy Services, Inc. ("WPSE"), an energy marketing subsidiary which began operations in 1994. The balance of the increase is attributable to higher sales volume at WPSC due to weather.

Gas purchased for resale showed a net increase of $13.0 million, or 62.0%, in the second quarter of 1995 as compared to the same period in 1994. Gas purchases for WPSE of $11.1 million were the primary reason for this increase.

Other operating expenses increased $2.2 million, or 6.0%, during the second quarter of 1995 compared to the second quarter of 1994. The primary reason for this was increased amortization and write-offs of coal and associated rail transportation contracts of $1.0 million. Maintenance increased by $.9 million, or 6.6%, in the second quarter of 1995 compared to the second quarter of 1994 due to increased maintenance activity at the Kewaunee nuclear plant.

Depreciation and decommissioning increased $2.0 million, or 14.1%, in the second quarter of 1995 compared to the same period in 1994. This was due to an increase in decommissioning funding of $1.3 million that has been reflected in the rates that became effective January 1, 1995, and increased earnings on the decommissioning trusts that were offset by the increase discussed below.

Other income increased by $.8 million, or 68.4%, in the second quarter of 1995 compared to the same period in 1994. The primary factor was a $.5 million increase in decommissioning trust earnings.

Income taxes decreased $1.4 million, or 32.0%, in the second quarter of 1995 compared to the same period in 1994, due primarily to lower earnings.

Overview of Six Months of 1995 Compared to Six Months of 1994

Earnings per share declined from $1.21 in 1994 to $1.09 in 1995, or 9.9%. The most significant reason was an increase in operating and maintenance expenses.

Electric margins increased by $2.1 million, or 1.3%, due primarily to lower fuel costs.

                                         Six Months
                                 ___________________________
Electric Margins (000's)            1995             1994
                                    ____             ____

Revenues                          $238,518         $239,502
Fuel and purchases                  72,984           76,054
                                   _______          _______

Margin                            $165,534         $163,448
                                   =======          =======

Sales in kilowatt-hours (000)    5,444,097        5,210,352


Electric revenues decreased $1.0 million, or .4%, during the first six months of 1995 compared to the first six months of 1994. Electric revenues were lower due to a 2.6% decrease in Wisconsin retail rates that took effect January 1, 1995. This rate decrease was partially offset by a 4.5% increase in kWh sales. Residential kWh sales increased .3% due to weather. Commercial and industrial kWh sales rose 4.6% reflecting customer growth. Wholesale kWh sales grew by 9.2%, due primarily to increased demand by WPSC s largest wholesale customer.

Electric fuels and purchases decreased $3.1 million, or 4.0%, in the first six months of 1995 compared to the same period in 1994. Even though there was an increase in coal-fired generation of 1.3%, coal related costs decreased $5.3 million due to burning less expensive low sulphur coal. These decreases were somewhat offset by a 13.8%, or $2.7 million increase in kWh purchases due to increased plant outages resulting from maintenance at some plants and warmer weather.

Gas margins decreased $2.0 million, or 5.8%, due to the warmer than normal weather.

                                         Six Months
                                   _________________________
Gas Margins (000's)                 1995             1994
                                    ____             ____

Revenues                           $111,346         $108,797
Purchase costs                       78,873           74,328
                                    _______          _______

Margin                             $ 32,473         $ 34,469
                                    =======          =======

Volume in Therms (000)              429,565          348,964


The Public Service Commission of Wisconsin ("PSCW") allows WPSC to pass on to its customers, through a purchased gas adjustment clause, changes in the cost of gas.

Gas operating revenues increased $2.5 million, or 2.3%, during the first six months of 1995 compared to the first six months of 1994.
The $2.5 million increase is comprised of an $18.4 million increase in revenues, attributable to sales by WPSE, an energy marketing subsidiary which began operation in 1994. Offsetting the increase were decreases of $13.6 million due to warmer than normal weather and lower gas cost, and $4.7 million representing a refund from WPSC's primary gas supplier. (There was a reciprocal reduction recorded in gas purchased for resale as a result of this refund, thus there was no impact on net income.)

Gas purchased for resale showed a net increase of $4.5 million, or 6.1%, in the first six months of 1995 compared to the same period in 1994. Gas purchases increased $18.1 million due to WPSE sales and were offset by the $4.7 million refund discussed earlier.

Other operating expenses increased $2.1 million, or 2.9%, in the first six months of 1995 compared to 1994 due primarily to increased amortization and write-offs of coal and associated rail transportation contracts of $1.5 million.

Maintenance increased by $2.7 million, or 10.6%, in the first six months of 1995 compared to 1994 due to increased maintenance activity at WPSC's coal-fired and nuclear plants.

Depreciation and decommissioning increased $4.3 million, or 15.5%, in the first six months of 1995 compared to the same period in 1994. There were two primary factors for this increase. The first factor was an increase in decommissioning funding of $2.6 million reflected in the rates that became effective January 1, 1995. The second factor was additional depreciation of $1.1 million, recorded to offset the gain on the decommissioning portfolio discussed below. This maintains the balance between the depreciation reserve and the decommissioning trusts.

Other income increased by $3.6 million, or 151.7%, in the first six months of 1995 compared to the same period in 1994. This increase was the result of two factors. The first factor was a $1.6 million pretax gain on the decommissioning portfolio from the sale of certain investments. The second factor was receipt of $1.2 million in insurance proceeds as the result of the death of a retired WPSC executive.

Income taxes decreased by $2.6 million, or 15.5%, in the first six months of 1995 compared to the same period in 1994, due primarily to lower earnings.


FINANCIAL CONDITION

WPSC requires large investments in capital assets used to deliver electric and gas services. Most of the Company's capital expenditures relate to WPSC's construction expenditures. WPSC maintains good liquidity levels and a financial condition considered to be strong by utility analysts. Internally generated funds exceeded the Company's cash requirements resulting in the reduction of short-term borrowings during the first six months of 1995, along with short-term investments. No funding difficulties are anticipated in the future. Pretax interest coverage was 3.9 times for the 12 months ended June 30, 1995 for WPSC.

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

However, the Public Service Commission of Wisconsin ("PSCW") has initiated proceedings to consider restructuring electric utility regulation in Wisconsin, and one of the issues on its agenda is stranded investment. Stranded investment is unrecovered investment in facilities that are no longer economical to operate. Therefore, the impact of any change in the current regulatory compact is not known at this time.


TRENDS

On July 21, 1995, WPSC and Rhinelander Paper Company ("Rhinelander") announced the cancellation of their plans to construct the Rhinelander Energy Center ("REC"). The REC would have been a 123-megawatt cogeneration power plant which would have provided steam to Rhinelander's facility in Rhinelander, Wisconsin and electricity to WPSC's customers. Plans for REC were originally announced on August 27, 1992. On August 3, 1993, the parties entered into a steam and electrical sales agreement. The parties had attempted to reach agreement with respect to an amendment to the original agreement as a result of certain reopener provisions in that agreement. Following an in-depth financial analysis and a lengthy negotiation process, Rhinelander decided it was not feasible to continue and decided to terminate negotiations. WPSC and Rhinelander had been negotiating since November of 1994 when the Public Service Commission of Wisconsin ("PSCW") selected the REC as the best project from 13 proposals to meet WPSC's future electrical needs.

The Kewaunee Nuclear Power Plant ("Kewaunee" or "Plant") was shutdown on April 1, 1995 for scheduled maintenance and refueling. During the shutdown, inspection of the steam generators revealed higher levels of tube degradation than was anticipated. Continued use of degraded tubes raises concerns regarding primary-to-secondary leakage of reactor coolant. Thus, the degraded tubes were removed from service by plugging. Tube plugging and the build-up of deposits on the tubes affect the heat-transfer capability of the steam generators to the point where eventually full power operation is affected. Prior to the recent shutdown, the equivalent of approximately 12% of the tubes in the steam generators were plugged with no loss of capacity. When the Plant was returned to service on May 18, 21% of the tubes were plugged, resulting in a capacity reduction of 3.8% during the Plant s current operating cycle which extends into the fall of 1996. Thus, net Plant output has been reduced from 525 megawatts to approximately 510 megawatts. Although preliminary estimates indicated a minor reduction in earnings as reported in the WPS Resources

Corporation/Wisconsin Public Service Corporation Form 10-Q for the quarter ended March 31, 1995, revised estimates indicate that during 1995 additional expenses related to recent steam generator plugging likely will be offset by reduced nuclear expenses in other areas. The small reduction in capacity resulting from the plugging of steam generator tubes should not affect earnings significantly because of the availability of reserve capacity in the WPSC system. The study of tube repair alternatives continues.

Wisconsin Public Service Corporation is the operator and 41.2% owner of Kewaunee which is owned jointly with Wisconsin Power and Light
Company and Madison Gas and Electric Company who own 41% and 17.8%, respectively.

PAGE

                         Part II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Proxy voting results at the May 4, 1995 Annual Shareholders Meeting are as follows:

For the election of directors:

                         For      Abstentions   Non-Votes     Total
                         ---      -----------   ---------     -----

Richard A. Bemis      21,237,542    241,443     2,417,977   23,896,962

Daniel A. Bollom      21,243,794    235,191     2,417,977   23,896,962

Robert C. Gallagher   21,247,202    231,783     2,417,977   23,896,962


The following directors also continued in office after the Annual
Shareholders  Meeting:

                     A. Dean Arganbright
                     Michael S. Ariens
                     M. Lois Bush
                     Kathryn M. Hasselblad-Pascale
                     James L. Kemerling
                     Linus M. Stoll

For the approval of the WPS Resources Corporation Deferred
Compensation Plan:

    For        Against      Abstentions     Non-Votes     Total
    ---        -------      -----------     ---------     -----

19,195,653    1,293,459       989,873       2,417,977   23,896,962


Item 5. Other Information

Kewaunee Nuclear Power Plant

The WPS Resources Corporation/Wisconsin Public Service Corporation Form 10-Q for the quarterly period ended March 31, 1995, at Part II.,
Item 5, Other Information, pages 19 and 20, reported the shutdown of the Kewaunee Nuclear Power Plant ("Kewaunee" or "Plant") for scheduled maintenance and refueling and related steam generator matters beginning on April 1, 1995.

During the shutdown, inspection of the steam generators revealed higher levels of tube degradation than was anticipated. Continued use of degraded tubes raises concerns regarding primary-to-secondary leakage of reactor coolant. Thus, the degraded tubes were removed from service by plugging. Tube plugging and the build-up of deposits on the tubes affect the heat-transfer capability of the steam generators to the point where eventually full power operation is affected. Prior to the recent shutdown, the equivalent of approximately 12% of the tubes in the steam generators were plugged with no loss of capacity. When the Plant was returned to service on May 18, 21% of the tubes were plugged, resulting in a capacity reduction of 3.8% during the Plant s current operating cycle which extends into the fall of 1996. Thus, net Plant output has been reduced from 525 megawatts to approximately 510 megawatts. Although preliminary estimates indicated a minor reduction in earnings as reported in the WPS Resources/Wisconsin Public Service Corporation Form 10-Q for the quarter ended March 31, 1995, revised estimates indicate that during 1995 additional expenses related to recent steam generator plugging likely will be offset by reduced nuclear expenses in other areas. The small reduction in capacity resulting from the plugging of steam generator tubes should not affect earnings significantly because of the availability of reserve capacity in the WPSC system. The study of tube repair alternatives continues.

See Part I, Item 1. Business - Electric Operations - Kewaunee Nuclear Power Plant in the WPS Resources Corporation and Wisconsin Public
Service Corporation Form 10-K reports for the year ended December 31, 1994 for additional background on this matter.

Wisconsin Public Service Corporation is the operator and 41.2% owner of Kewaunee which is owned jointly with Wisconsin Power and Light
Company and Madison Gas and Electric Company who own 41% and 17.8%, respectively.

Rhinelander Energy Center

On July 21, 1995, WPSC and Rhinelander Paper Company ("Rhinelander") announced the cancellation of their plans to construct the Rhinelander Energy Center ("REC"). The REC would have been a 123-megawatt cogeneration power plant which would have provided steam to Rhinelander's facility in Rhinelander, Wisconsin and electricity to WPSC's customers. Plans for REC were originally announced on August 27, 1992. On August 3, 1993, the parties entered into a steam and electrical sales agreement. The parties had attempted to reach agreement with respect to an amendment to the original agreement as a result of certain reopener provisions in that agreement. Following an in-depth financial analysis and a lengthy negotiation process, Rhinelander decided it was not feasible to continue and decided to terminate negotiations. WPSC and Rhinelander had been negotiating since November of 1994 when the Public Service Commission of Wisconsin ("PSCW") selected the REC as the best project from 13 proposals to meet WPSC's future electrical needs.

See Part I, Item 1. Business - Electric Operations - Rhinelander
Energy Center in the WPS Resources Corporation and Wisconsin Public Service Corporation Form 10-K reports for the year ended December 31, 1994 for additional background on this matter.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             The following documents are filed herewith:

               Exhibit 3(ii)  By-Laws
                                  WPS Resources Corporation

               Exhibit 27     Financial Data Schedule
                                  WPS Resources Corporation
                                  Wisconsin Public Service Corporation

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, WPS Resources Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          WPS Resources Corporation



Date: July 26, 1995                            /s/  D. L. Ford
                                      ________________________________
                                                    D. L. Ford
                                                    Controller

                                         (Chief Accounting Officer)

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Wisconsin Public Service Corporation



Date: July 26, 1995                         /s/  D. L. Ford
                                  ____________________________________
                                                 D. L. Ford
                                                 Controller

                                        (Chief Accounting Officer)

                       WPSC RESOURCES CORPORATION AND
                    WISCONSIN PUBLIC SERVICE CORPORATION
                         EXHIBIT INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 1995




Exhibit No.                           Description
___________                           ___________

     3(ii)         By-Laws
                       WPS Resources Corporation


    27             Financial Data Schedule
                       WPS Resources Corporation
                       Wisconsin Public Service Corporation