Form 10-K
period 1995-12-31
WISCONSIN PUBLIC SERVICE CORP
filed 1996-03-08
CIK 107833

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.  20549

                                         FORM 10-K

  (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


  For the fiscal year ended December 31, 1995


                                            OR


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


  For the transition period from                  to
                                  ---------------    ---------------

  Commission        Registrant; State of Incorporation         IRS Employer
  file number          Address; and Telephone Number        Identification No.
  -----------       ----------------------------------      ------------------

    1-11337         WPS RESOURCES CORPORATION                   39-1775292
                    (A Wisconsin Corporation)
                    700 North Adams Street
                    P. O. Box 19001
                    Green Bay, WI 54307-9001
                    414-433-1466

    1-3016          WISCONSIN PUBLIC SERVICE CORPORATION        39-0715160
                    (A Wisconsin Corporation)
                    700 North Adams Street
                    P. O. Box 19001
                    Green Bay, WI 54307-9001
                    414-433-1466



  Securities registered pursuant to Section 12(b) of the Act:
  -----------------------------------------------------------

                                  Title of           Name of each exchange
                                 each class           on which registered
                                 ----------          ---------------------

  WPS RESOURCES CORPORATION     Common Stock,    New York Stock Exchange and
                                $1 par value        Chicago Stock Exchange


  Securities registered pursuant to Section 12(g) of the Act:
  -----------------------------------------------------------

  WISCONSIN PUBLIC SERVICE CORPORATION

               Preferred Stock, Cumulative, $100 par value
               5.00% Series                   6.76% Series
               5.04% Series                   6.88% Series
               5.08% Series

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  State the aggregate market value of the voting stock held by nonaffiliates of
  -----------------------------------------------------------------------------
  the Registrant.
  ---------------

          WPS RESOURCES CORPORATION

                   $788,599,746 as of March 1, 1996

          WISCONSIN PUBLIC SERVICE CORPORATION

                   None

  Number of shares outstanding of each class of common stock, as of December 31,
  ------------------------------------------------------------------------------
  1995:
  ----

  WPS RESOURCES CORPORATION                  Common Stock, $1 par value,
                                             23,896,962 shares

  WISCONSIN PUBLIC SERVICE CORPORATION       Common Stock, $4 par value,
                                             23,896,962 shares


                        DOCUMENTS INCORPORATED BY REFERENCE

  (1) Definitive proxy statement for the WPS Resources Corporation Annual Meeting of Shareholders on May 2, 1996 is incorporated into Parts I and III.

                       WPS RESOURCES CORPORATION
                                  and
                 WISCONSIN PUBLIC SERVICE CORPORATION

                               FORM 10-K
        ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                 For the Year Ended December 31, 1995

                           TABLE OF CONTENTS

DEFINITIONS . . . . . . . . . . . . . . . . . . . . . . . . .        iv

PART I

1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . . .           1

    A.  GENERAL
             WPS Resources Corporation. . . . . . . . . . .           1
             Wisconsin Public Service Corporation . . . . .           1

    B.   ELECTRIC MATTERS
             Industry Restructuring . . . . . . . . . . . .           1
             Electric Operations. . . . . . . . . . . . . .           3
             Generating Capacity. . . . . . . . . . . . . .           3
             Advance Plan . . . . . . . . . . . . . . . . .           4
             Kewaunee Nuclear Power Plant . . . . . . . . .           4
             Fuel Supply. . . . . . . . . . . . . . . . . .           6
             Other Matters. . . . . . . . . . . . . . . . .           9
             Electric Financial Summary . . . . . . . . . .          10
             Electric Operating Statistics. . . . . . . . .          11

    C.   GAS MATTERS
             Industry Restructuring . . . . . . . . . . . .          12
             Other Matters. . . . . . . . . . . . . . . . .          12
             Gas Financial Summary. . . . . . . . . . . . .          15
             Gas Operating Statistics
                  WPS Resources Corporation . . . . . . . .          16
                  Wisconsin Public Service Corporation  . .          17

    D.   UNREGULATED BUSINESS ACTIVITIES. . . . . . . . . .          18

    E.   ENVIRONMENTAL MATTERS
             General. . . . . . . . . . . . . . . . . . . .          18
             Air Quality. . . . . . . . . . . . . . . . . .          18
             Water Quality. . . . . . . . . . . . . . . . .          19
             Gas Plant Cleanup. . . . . . . . . . . . . . .          20
             Other Solid Waste Disposal . . . . . . . . . .          20

    F.   REGULATORY MATTERS
             General. . . . . . . . . . . . . . . . . . . .          22
             Customer Rate Matters. . . . . . . . . . . . .          22
             Industry Restructuring . . . . . . . . . . . .          22
             Accounting Developments. . . . . . . . . . . .          23
             Dividend Restrictions. . . . . . . . . . . . .          23

    G.   CAPITAL REQUIREMENTS . . . . . . . . . . . . . . .          23

    H.   EMPLOYEES. . . . . . . . . . . . . . . . . . . . .          24

2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . . .          25

3.  LEGAL PROCEEDINGS
        Sheboygan Gas Plant . . . . . . . . . . . . . . . .          26
        Oshkosh Gas Plant . . . . . . . . . . . . . . . . .          26

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
    HOLDERS . . . . . . . . . . . . . . . . . . . . . . . .          27

4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . .          28

PART II

5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
    RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . .          30

6.  SELECTED FINANCIAL DATA

    WPS RESOURCES CORPORATION
    COMPARATIVE FINANCIAL STATEMENTS AND
    FINANCIAL STATISTICS (1991 TO 1995)

    A.   CONSOLIDATED STATEMENTS OF INCOME. . . . . . . . .          32
    B.   CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . .          33
    C.   FINANCIAL STATISTICS . . . . . . . . . . . . . . .          34

    WISCONSIN PUBLIC SERVICE CORPORATION
    COMPARATIVE FINANCIAL DATA AND
    FINANCIAL STATISTICS (1991 TO 1995)

    D.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . .          35

7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATION OF
    WPS RESOURCES CORPORATION AND
    WISCONSIN PUBLIC SERVICE CORPORATION. . . . . . . . . .          36

8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    WPS RESOURCES CORPORATION
    A.   CONSOLIDATED STATEMENTS OF INCOME
         AND RETAINED EARNINGS. . . . . . . . . . . . . . .          42
    B.   CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . .          43
    C.   CONSOLIDATED STATEMENTS OF CAPITALIZATION. . . . .          45
    D.   CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . .          46
    E.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . .          47
    F.   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS . . . . .          64

    WISCONSIN PUBLIC SERVICE CORPORATION
    G.   CONSOLIDATED STATEMENTS OF INCOME. . . . . . . . .          65
    H.   CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . .          66
    I.   CONSOLIDATED STATEMENTS OF CAPITALIZATION. . . . .          68

    J.   CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . .          69
    K.   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS . . .          70
    L.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . .          71
    M.   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS . . . . .          72

9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
    ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . .          73

PART III. . . . . . . . . . . . . . . . . . . . . . . . . .          73

PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
    REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . .          73

    DESCRIPTION OF DOCUMENTS. . . . . . . . . . . . . . . .          75

    SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .         80

    WPS RESOURCES CORPORATION
    FINANCIAL STATEMENT SCHEDULES

    A.   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
         SCHEDULE III - CONDENSED PARENT
         COMPANY ONLY FINANCIAL STATEMENTS . . . . . . . . .         93
    B.   STATEMENTS OF INCOME AND RETAINED EARNINGS. . . . .         94
    C.   BALANCE SHEETS. . . . . . . . . . . . . . . . . . .         95
    D.   STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . .         96
    E.   NOTES TO PARENT COMPANY FINANCIAL STATEMENTS. . . .         97

                                    iii
PAGE

                              DEFINITIONS


The following abbreviations and acronyms are used in the text of this Form 10-K:

Act . . . . . . . . . . . .      Federal Clean Air Act Amendments of
                                 1990

AFUDC . . . . . . . . . . .      Allowance for funds used during
                                 construction

ANR . . . . . . . . . . . .      ANR Pipeline Company

APBO. . . . . . . . . . . .      Accrued post-retirement benefit
                                 obligation

Columbia* . . . . . . . . .      The Columbia Energy Center

Communications. . . . . . .      WPS Communications, Inc., a former
                                 subsidiary of the Company

Company . . . . . . . . . .      WPS Resources Corporation

CPCN. . . . . . . . . . . .      Certificate of Public Convenience and
                                 Necessity

CWIP. . . . . . . . . . . .      Construction work in progress

DNR . . . . . . . . . . . .      Wisconsin Department of Natural
                                 Resources

DOE . . . . . . . . . . . .      U. S. Department of Energy

DRP . . . . . . . . . . . .      Dividend Reinvestment and Stock
                                 Purchase Plan of the Company
                                 (subsequently replaced by the Stock
                                 Investment Plan)

DSM . . . . . . . . . . . .      Demand-side management of energy use

Edgewater*. . . . . . . . .      The Edgewater Unit 4 power plant

EPA . . . . . . . . . . . .      U. S. Environmental Protection Agency

ESOP. . . . . . . . . . . .      Employee Stock Ownership Plan and
                                 Trust of WPSC

ESI . . . . . . . . . . . .      WPS Energy Services, Inc., a
                                 subsidiary of the Company

FERC. . . . . . . . . . . .      Federal Energy Regulatory Commission

GIC . . . . . . . . . . . .      Gas Inventory Charge filed by ANR
                                 Pipeline Company

Kewaunee. . . . . . . . . .      Kewaunee Nuclear Power Plant
kWh . . . . . . . . . . . .      Kilowatt-hour

Leasing . . . . . . . . . .      WPS Leasing, Inc., a subsidiary of
                                 Wisconsin Public Service Corporation

MG&E. . . . . . . . . . . .      Madison Gas and Electric Company

MPSC. . . . . . . . . . . .      Michigan Public Service Commission

NERCO . . . . . . . . . . .      NERCO Coal Company

NRC . . . . . . . . . . . .      Nuclear Regulatory Commission

Nuclear Policy Act. . . . .      Nuclear Waste Policy Act of 1982

Order . . . . . . . . . . .      Order No. 636 issued by FERC in
                                 April, 1992

Packerland. . . . . . . . .      Packerland Energy Services, Inc., a
                                 former subsidiary of the Company

PDI . . . . . . . . . . . .      WPS Power Development, Inc., a
                                 subsidiary of the Company

Polsky. . . . . . . . . . .      Polsky Energy Corporation

PRP . . . . . . . . . . . .      Potentially responsible party

PSCW. . . . . . . . . . . .      Public Service Commission of
                                 Wisconsin

Pulliam*. . . . . . . . . .      The Pulliam generating facility

Railroads . . . . . . . . .      Soo Line and Wisconsin Central
                                 railroads

REC . . . . . . . . . . . .      The Rhinelander Energy Center, a
                                 canceled cogeneration facility which
                                 would have been built adjacent to the
                                 Rhinelander Paper Company, Inc. mill
                                 in Rhinelander, Wisconsin.

Rhinelander . . . . . . . .      Rhinelander Paper Company, Inc.

River Power . . . . . . . .      Wisconsin River Power Company

SFAS. . . . . . . . . . . .      Statement of Financial Accounting
                                 Standards

Sheboygan II Gas Plant. . .      Property adjacent to the Sheboygan
                                 River previously used by Wisconsin
                                 Public Service Corporation for the
                                 gasification of coal

SIP . . . . . . . . . . . .      Stock Investment Plan of the Company

Superfund . . . . . . . . .      Comprehensive Environmental Response,
                                 Compensation, and Liability Act

Union . . . . . . . . . . .      Local 310 of the International Union
                                 of Operating Engineers which
                                 represents certain Wisconsin Public
                                 Service Corporation employees

USEC. . . . . . . . . . . .      United States Enrichment Corporation

Viking. . . . . . . . . . .      Viking Gas Transmission Company

WDG . . . . . . . . . . . .      Wisconsin Distributors Group

WEPCO . . . . . . . . . . .      Wisconsin Electric Power Company

Weston* . . . . . . . . . .      The Weston generating facility

Wisconsin*. . . . . . . . .      State of Wisconsin

WP&L. . . . . . . . . . . .      Wisconsin Power and Light Company

WPPI. . . . . . . . . . . .      Wisconsin Public Power, Inc.

WPSC. . . . . . . . . . . .      Wisconsin Public Service Corporation,
                                 the principal subsidiary of the
                                 Company

Yankee Atomic . . . . . . .      Yankee Atomic Electric Company




-----
* Indicates items not defined elsewhere in this report.




                                   vi
PAGE

                                PART I


ITEM 1.  BUSINESS

                              A.  GENERAL

                       WPS Resources Corporation

   WPS Resources Corporation ("Company"), a Wisconsin Corporation, was incorporated on December 3, 1993 as a subsidiary of Wisconsin Public Service Corporation ("WPSC"). On September 1, 1994, the Company, in a share-for-share exchange of common stock, acquired all of the common stock of WPSC, $4 par value, and issued to the former shareholders of WPSC shares of the Company's common stock, $1 par value. The Company operates as a holding company with both regulated (utility) and non-regulated business units. The Company is the parent of WPSC, a regulated electric and gas utility, and WPSC's non-regulated subsidiary, WPS Leasing, Inc. At December 31, 1995, WPSC represented 92% and 97% of the Company's consolidated revenues and assets, respectively. At January 1, 1995, there were four non-regulated subsidiaries of the Company, WPS Energy Services, Inc. ("ESI"), WPS Power Development, Inc. ("PDI"), Packerland Energy Services, Inc. ("Packerland"), and WPS Communications, Inc. ("Communications"). On January 3, 1995, Packerland was merged into ESI in an effort to consolidate the marketing of energy and related services. On December 14, 1995, Communications was merged into WPSC.

                 Wisconsin Public Service Corporation

   At December 31, 1995, WPSC served at retail 360,977 electric customers and 204,726 gas customers in an 11,000 square mile service territory in Northeastern Wisconsin and an adjacent part of Upper Michigan. Additionally, WPSC provides wholesale, full or partial requirements electric service, either directly or indirectly, to 11 municipal utilities, 2 Rural Electrification Administration financed electric cooperatives, and a privately held utility. About 98% of operating revenues in the year 1995 were derived from Wisconsin customers and 2% from Michigan customers. Of total revenues in 1995, 74% were from electric operations and 26% from gas operations. Of total electric revenues, 92% were from retail sales and 8% were from wholesale sales.

   WPSC's retail service areas are principally protected in Wisconsin by indeterminate permits secured by statute, and in the state of Michigan by franchises granted by municipalities.


                         B.  ELECTRIC MATTERS

   INDUSTRY RESTRUCTURING. The Federal Energy Regulatory Commission ("FERC"), in March 1995, issued a notice of proposed rulemaking which would: (1) require all utilities under the FERC's jurisdiction, including WPSC, to file non-discriminatory, open access transmission tariffs which would be available to all wholesale buyers and sellers of electric energy, (2) require utilities to take service under the tariffs for their own wholesale sales and purchases of electric energy, and (3) provide utilities with an opportunity to recover stranded costs (i.e., unrecovered investment in facilities that are no longer economical to operate). When implemented, this regulatory initiative might force investor-owned utilities to separate their generation, transmission, and distribution functions in order to create a level playing field where they can compete with municipal utilities, cooperatives, independent power producers, energy marketers, and brokers.

   WPSC is developing and implementing strategies to deal with the FERC's March 29, 1995 Notice of Proposed Rulemaking on transmission access and stranded investment. WPSC will develop a separate internal transmission group to meet the Proposed Rulemaking's functional unbundling requirement. WPSC has also filed comparable transmission access tariffs which have been accepted for use, subject to refund. Comparable transmission access tariffs, as defined by FERC, provide transmission access to other parties on the same terms and conditions that WPSC provides transmission service to itself. Approval of these tariffs are contingent upon a number of considerations including FERC's final rulemaking expected later in 1996.

   In December 1995, the Public Service Commission of Wisconsin ("PSCW") outlined its plan for restructuring the electric industry in Wisconsin. Utilities are required to develop detailed plans illustrating how they plan to separate generation, transmission, distribution, and energy services functions into separate business units and establish transfer prices for use between the business units.

   Under the PSCW plan, the competitive market for new generation would be enhanced by modifying the present bidding process and replacing the Advance Plan process with a "strategic evaluation" process. The PSCW also concluded that the economic benefits and responsiblities of existing generation belong to present customers.

   The PSCW would continue transmission regulation by retaining control over planning and siting of transmission facilities. To limit the market power of current transmission owners, the PSCW proposes moving either to appointment of an independent transmission system operator or to organization of a single state-wide transmission system.

   As part of its continuing assessment of retail access, the PSCW would establish broad pricing reforms for customer segments and quality of service standards. The PSCW would retain jurisdiction over low income programs, the winter moratorium on disconnection, demand-side management, renewables, and research and development funding. A Public Benefits Advisory Board would be formed to advise the PSCW on conservation and renewable resource issues.

   The Wisconsin Legislature is not expected to consider electric restructuring until 1997. In the meantime, the PSCW, utility companies, various advocacy groups, and utility customers will continue to dialogue in an effort to reach a consensus on when and how to introduce retail competition into the electric marketplace. The

PSCW timetable would provide all retail electric customers with energy supply choices by 2001.

   Two major mergers were announced in the WPSC region during 1995. Wisconsin Energy Corporation and Northern States Power Company announced that they are taking steps to form Primergy; and Wisconsin Power and Light Company plans to join with IES Industries, Inc. and Interstate Power Company to form Interstate Energy Corporation. WPSC is following these developments closely and is taking the actions necessary to assure WPSC's continued access to the bulk power markets.

   ELECTRIC OPERATIONS. The largest communities served at retail with electricity are the cities of Green Bay, Oshkosh, Wausau, and Stevens Point.

    WPSC owns 33.1% of the outstanding capital stock of Wisconsin River Power Company ("River Power"). The business of River Power consists of the ownership and operation of two dams and related hydroelectric plants on the Wisconsin River having an aggregate installed capacity of about 35,000 Kw. The output of the hydroelectric plants is sold, at the sites of the plants, to the three companies which own the outstanding capital stock substantially in proportion to their stock ownership interests.

   GENERATING CAPACITY. Coordinated planning for generation and transmission is a function of the Wisconsin Upper Michigan Systems of which WPSC is a member along with Madison Gas and Electric Company ("MG&E"), Upper Peninsula Power Company, Wisconsin Electric Power Company ("WEPCO"), Wisconsin Power and Light Company ("WP&L"), and Wisconsin Public Power, Inc. ("WPPI"). Existing and planned interconnections with other neighboring utilities provide a further means of sharing reserve capacities and interchanging energy.

    WPSC's maximum net load in 1995 was 1,743,000 Kw which occurred on July 13. The maximum net load was made up of 1,670,000 Kw of net native load and 73,000 Kw of firm capacity sales to other utilities (maximum net load in past 10-K reports included only net native load). At the time of the maximum net load, owned generating capability was 1,833,100 Kw and, including firm purchases and sales to other utilities, WPSC's reserve margin was 8.0%. Without the firm sales, that were committed only for 1995, WPSC's reserve margin would have been 12.8%. WPSC's future reserves, also adjusted for firm purchases and sales and planned capacity additions, are estimated to be above the planning criteria of a 15% minimum reserve in 1996 and 1997. See
Part I, Item 2, PROPERTIES, at page 25 for information concerning generating facilities.

   In November 1995, WPSC signed a 25-year agreement to purchase power from Polsky Energy Corporation ("Polsky"), an independent power producer proposing to build a plant adjacent to the Nicolet Paper Company mill in DePere, Wisconsin. The first phase of the project calls for completion of a 179-megawatt combustion turbine facility in 1999. The second phase, scheduled to be in service in 2004, converts the facility to a combined cycle unit and increases the total capacity to 232 megawatts.

   The Polsky project is in the second stage of a two-stage Certificate of Public Convenience and Necessity ("CPCN") permitting process prescribed by the PSCW. In the first stage of the CPCN process, the Rhinelander Energy Center ("REC") was selected as the best of 13 project proposals to meet WPSC's future electrical needs. The Polsky project, which was ranked second, became the primary project in August of 1995 when the REC project was canceled due to Rhinelander Paper Company, Inc.'s termination of negotiations to receive steam from the REC. As a result of this cancellation, in September 1995 WPSC wrote off its entire investment in the REC project. The charge, which totaled $2.7 million ($1.6 million after tax), was recorded as other expense, reducing net income by $.07 per share.

   Construction of the Polsky project is contingent upon PSCW approval in stage two of the CPCN process. The PSCW has stated that during stage two of the CPCN proceedings, evidence of the need for the facility will be considered. A final decision on stage two of the CPCN for the Polsky project is expected in 1997.

   ADVANCE PLAN. In December of 1995, the PSCW approved the Advance Plan 7 order. The transmission and generation plans submitted by WPSC in Advance Plan 7 were approved. The Advance Plan order provides that WPSC provide cost effective demand-side energy management programs. The order stresses use of renewable resources such as wind and biomass and the statewide development of design and feasibility of increased use of solar water heating and the use of natural light in new building design.

   KEWAUNEE NUCLEAR POWER PLANT. The Kewaunee Nuclear Power Plant ("Kewaunee") is operated by WPSC. WPSC has a 41.2% ownership interest in Kewaunee which it owns jointly with two other utilities. The
Kewaunee operating license expires in 2013.

   The steam generator tubes at Kewaunee are susceptible to corrosion characteristics seen throughout the nuclear industry.
During the first quarter of 1995, Kewaunee was shut down for scheduled maintenance and refueling. Inspection of the steam generators revealed increased levels of tube degradation. Prior to the shutdown, the equivalent of approximately 12% of the tubes in the steam generators were plugged with no loss of capacity. When the plant was returned to service in May 1995, approximately 21% of the tubes were plugged, resulting in an initial capacity reduction of approximately 4%. Approximately half of this lost capacity has been recovered through operating modifications. The ultimate small reduction in capacity did not affect earnings in 1995 because of operating and maintenance cost savings and reserve capacity recovery efforts at Kewaunee.

   As a result of the need to keep Kewaunee cost competitive and to address the repair or replacement of the steam generators, the owners of Kewaunee have been and are continuing to evaluate various alternatives to deal with the potential future loss of capacity resulting from the continuing degradation of the steam generator tubes. As part of this evaluation, the following actions are being taken:

   (a) A request has been submitted to the Nuclear Regulatory Commission ("NRC") to redefine the pressure boundary point of the repaired steam generator tubes (sleeved tubes), which have been removed from service by plugging, in order to allow the return of many of the sleeved tubes to service.
        If the request is granted, and even if additional degraded tubes would be discovered during the next planned shutdown in the fall of 1996, Kewaunee should be able to return to near full capacity at that time.

   (b) A request will be submitted to the NRC to allow the owners to pursue welded repair technologies to repair existing sleeved tubes in an effort to return plugged tubes to service. Although welded tube repair technologies exist, such technologies have not yet been approved by the NRC.

   (c) Continuing evaluations are being performed with respect to the economics of replacing the steam generators.
        Replacement of steam generators is estimated to cost approximately $100 million, exclusive of additional purchase power costs associated with an extended shutdown.

   (d) WPSC is evaluating the need to accelerate the collection of funds for decommissioning and the recovery of existing investment.

   WPSC believes Kewaunee can remain cost competitive and generate economically until the expiration of the operating license in 2013, but that it is probable that this cannot be achieved without replacement of the steam generators. There are many uncertainties which may impact the future operations of Kewaunee such as steam generator tube damage and degradation rates, development of repair technologies, regulatory approvals, and changes in power generation economics which can lead to continued repair strategies, a steam generator replacement decision, or a decision to retire Kewaunee earlier than the year 2013.

   As operator of Kewaunee and based on our current view of future energy prices, WPSC believes it is prudent to seek prompt regulatory approval to replace the steam generators. A consensus in this regard has not been reached with the other owners of Kewaunee and will be the subject of further discussion. Steam generator replacement, in the opinion of WPSC management, would reduce the financial risks that would be associated with an unplanned shutdown due to continued steam generator degradation.

   Operating and maintenance costs at Kewaunee have been reduced more than 25% over the last three years. Continued reduction of costs, while not sacrificing safety, is planned to keep Kewaunee cost competitive. The NRC continues to rate Kewaunee superior (Category 1) in all areas: maintenance, operations, engineering, and plant support.

   If Kewaunee remains in operation until expiration of the operating license, physical decommissioning is expected to occur during the period 2014 to 2021 with additional expenditures being incurred during the period 2022 to 2050 related to the storage of spent nuclear fuel at the site. In July 1994, the PSCW issued an order covering all Wisconsin utilities with nuclear generation. The order standardizes cost escalation assumptions used in determining decommissioning liabilities. Based on this methodology, and considering other assumption changes, Kewaunee decommissioning costs are estimated to be $376 million in current dollars and $1,905 million in year-of-expenditure dollars. WPSC's share of Kewaunee decommissioning costs are estimated to be $155 million in current dollars and $785 million in year-of-expenditure dollars. These costs are recovered currently in customer rates and deposited in external trusts. As of December 31, 1995, the external trusts totaled
$82.1 million.

   Spent fuel is currently stored at Kewaunee. The existing capacity of the spent fuel storage facility will enable storage of the projected quantities of spent fuel through April 2001. WPSC is evaluating options for the storage of additional quantities beyond 2001. Several technologies are available. An investment of approximately $2.5 million in the early 2000s could provide additional storage sufficient to meet spent fuel storage needs until expiration of the current operating license in 2013.

   The Low-Level Radioactive Waste Policy Act of 1980 specifies that states may enter into compacts to provide for regional low-level waste disposal facilities. Wisconsin is a member of the Midwest Low Level Radioactive Waste Compact. The state of Ohio has been selected as the host state for the Midwest Compact and is proceeding with the preliminary phases of site selection. In July 1995, the Barnwell, South Carolina, disposal facility again began to accept low-level radioactive waste materials from outside its region.

   The Kewaunee capability factor was 83.1% in 1995, compared to a projected industry average of 84.5%.

   FUEL SUPPLY. WPSC's electric generation mix in 1995 compared to 1994 was: steam plants (coal), 63.7%, up from 62.6%; steam plant (nuclear), 13.5%, down from 14.5%; hydro, 2.6%, unchanged from 2.6%; combined natural gas and fuel oil, .9%, up from .7%; and purchased power, 19.3%, down from 19.6%. Purchased power represents short-term energy purchases.

   WPSC has reduced overall fuel costs for the sixth consecutive year. Fuel costs in 1995 compared with 1994, expressed in dollars per million Btu, were: nuclear, $.50, up from $.49; coal, $1.18, down from $1.31; natural gas, $2.29, down from $2.77; and No. 2 fuel oil, $4.35, up from $4.15.

    In 1996, WPSC will purchase all of the coal for its solely-owned plants from Western sources. Delivery of coal at the Pulliam plant is via railroad or lake vessel and at the Weston, Columbia, and Edgewater plants via railroad.

     The Pulliam and Weston power plants burn Powder River Basin sub-bituminous coal. WPSC has a long-term contract with one coal supplier that is expected to provide approximately two-thirds of the projected 1996 coal requirements for Unit 3 at Weston. The coal contract will provide low sulfur Powder River Basin coal for a term ending in 2016. The remainder of the coal for solely-owned generating facilities will be purchased under short-term agreements of two years or less.

   During 1991, WPSC bought out the coal supply agreement with NERCO Coal Company ("NERCO") and the corresponding rail transportation contracts with the Soo Line and the Wisconsin Central ("Railroads"). WPSC paid approximately $34 million to NERCO and the Railroads as compensation for relief of all contractual obligations. The PSCW has ruled that the railroad and coal contract buyout costs may be recovered in customer rates subject to a benefits test. In the Wisconsin jurisdiction, the remaining unamortized buyout costs of $7.7 million will be recovered during 1996. FERC issued a conditional order on November 15, 1994 allowing recovery of all but approximately $3.6 million of NERCO buyout costs through a monthly surcharge rate over the period January 1993 through December 2005. The portion of the $3.6 million disallowance allocable to the FERC jurisdiction has not been determined. Management believes it is likely that the disallowance allocable to the FERC jurisdiction will not exceed the $625,000 write-off taken in 1993 in anticipation of the disallowance. WPSC will accrue and recover carrying charges on the unrecovered balance.

   WPSC also has a 31.8% ownership share in Columbia and a 31.8% ownership share in the Edgewater Unit 4, both of which are operated by WP&L which has coal procurement responsibilities for these units. Columbia, with two 527-megawatt units, uses coal from the Wyoming-Montana coal fields. The entire low sulfur coal supply for Units 1 and 2 is supplied from the Southern Powder River Basin under short-term contracts of one to three years. Edgewater uses a blend of bituminous and sub-bituminous Powder River Basin coal both of which are acquired under short-term contracts.

   The supply of nuclear fuel for Kewaunee requires the purchase of uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, enrichment of the uranium hexafluoride, and fabrication of the enriched uranium into usable fuel assemblies. After a region of spent fuel (approximately one-third of the nuclear fuel assemblies in the reactor) is removed from the reactor, it is placed in temporary storage in a spent fuel pool at the plant site. Permanent storage is addressed below. There are presently no operating facilities in the United States that are reprocessing commercial nuclear fuel. A discussion of the nuclear fuel supply for Kewaunee follows:

   (a) Requirements for uranium are met through spot or contract purchases. An inventory policy, which takes advantage of economical spot market purchases of uranium, results in WPSC maintaining inventories sufficient for up to two reactor reloads of fuel, excluding in-process uranium.

   (b) Uranium hexafluoride from inventory and from spot market purchases was used to satisfy converted material requirements in 1995. WPSC intends to purchase future conversion services on the spot market unless it can negotiate economical long-term contracts with primary suppliers.

   (c) In 1995, enrichment services were not required. However, future services will be procured from COGEMA, Inc. pursuant to a contract executed in 1983 and last amended in 1995. Enrichment services are also purchased from the United States Enrichment Corporation ("USEC") under the terms of the utility services contract which is in effect for the life of Kewaunee. WPSC is committed to take 70% of its annual enrichment requirements in 1997 and, in alternate years thereafter, from the Enrichment Corporation.

   (d) Fuel fabrication services through March 15, 2001 are covered by contract with Siemens Power Corporation.

   (e) Beyond the stated periods set forth above, additional contracts for uranium concentrates, conversion to uranium hexafluoride, enrichment, fabrication, and spent fuel storage will have to be procured. WPSC anticipates the prices for the foregoing will modestly increase.

   Pursuant to the Nuclear Waste Policy Act of 1982 ("Nuclear Policy Act"), the U. S. Department of Energy ("DOE") entered into a contract with WPSC to accept, transport, and dispose of spent nuclear fuel beginning no later than January 31, 1998. It is likely that the DOE will delay the acceptance of spent nuclear fuel beyond 1998. A fee to offset the costs of the DOE's disposal for all spent fuel used since April 7, 1983 has been assessed by the DOE at one mill per net kilowatt hour of electricity generated and sold by Kewaunee. An additional one-time fee was paid to the DOE for disposal of spent nuclear fuel used to generate electricity prior to April 7, 1983.

   The Nuclear Policy Act provides that both the federal government and the nuclear utilities fund the decontamination and decommissioning of the three gaseous diffusion plants in the United States. Utility contributions will be collected through a special assessment based on a utility's percentage of uranium enrichment services purchased through the date of enactment compared to total enrichment sales by the DOE. The owners of Kewaunee are required to pay approximately $19.2 million in current dollars over a period of 15 years. At December 31, 1995, the remaining liability was $14.4 million of which WPSC's share was $5.9 million. The payments are subject to adjustment for inflation.

   In 1995, Yankee Atomic Electric Company ("Yankee Atomic") received a United States Court of Federal Claims decision that Yankee Atomic was entitled to a refund of $3 million paid to the Uranium Enrichment Decontamination and Decommissioning Fund. The court ruled that by entering into contracts with utilities, the government agreed to charge certain prices for uranium enrichment services that could not be legislatively changed after performance and payment were completed. The Yankee Atomic decision addresses only a refund to Yankee Atomic. Based on the Yankee Atomic decision, WPSC is investigating options and actions available.

   Utility customers of the United States Enrichment Corporation ("USEC") have challenged the pricing of enrichment services, by the USEC, subsequent to the Energy Policy Act of 1992. The position of the utilities is that the charges by the USEC are higher than the terms of the contracts originally entered into with the DOE. WPSC is investigating the situation to determine actions available.

   OTHER MATTERS. The Company is seeking FERC "marketer" status.
This status will give WPSC, ESI, and PDI the flexibility to sell energy and capacity at market rates rather than only at cost-based rates. ESI and PDI have received PSCW approval of "marketer" status. WPSC would also have to receive PSCW approval for this status.

   WPSC faces increased competition in the wholesale power market. This may result in the loss of certain wholesale customers and reduced margins. WPSC intends to compete aggressively to retain wholesale load and to secure new wholesale load.

   In October 1992, Wisconsin Public Power, Inc. ("WPPI") notified WPSC that it was ending its agreement to purchase power effective in October 1997. WPPI is a wholesale customer which buys 66 megawatts of electricity from WPSC for resale to municipal utilities in Algoma, Eagle River, New Holstein, Sturgeon Bay, and Two Rivers. WPPI entered into an agreement to buy power from another Wisconsin utility during the 1997-2009 period.

   As a result of a bidding process, WPSC has been selected to serve the power needs of the Oconto Electric Cooperative for the period of May 1996 through April of 2005. It is expected that a contract will be signed in 1996. The peak demand for Oconto Electric Cooperative is 17 megawatts.

   Although 11% of electric revenues come from sales to 20 paper mills, resulting in a relatively high and favorable load factor, there is no single customer or small group of customers, the loss of which would have a materially adverse effect on the electric business of WPSC under the current regulatory environment.

   WPSC has begun construction of a jointly owned 138 Kv transmission line extending from New London to Stevens Point. WPSC's share of the 60-mile transmission project will cost approximately $14.9 million. The remaining $9.6 million cost of the project is the responsibility of WEPCO and WP&L. Completion of the project is expected by early 1997.

   WPSC is awaiting a ruling from the PSCW regarding the Wausau to Abbotsford transmission project, which is part of a larger transmission interface project with Northern States Power Company, consisting of the reconstruction of approximately 23 miles of 115 Kv transmission line. WPSC's share of the cost of the project is estimated to be $4.2 million.

   Applications for relicensing of WPSC's Caldron Falls, High Falls, Johnson Falls, Sandstone Rapids, Potato Rapids, Peshtigo, Grand Rapids, and Jersey Projects were submitted to the FERC in December 1991. These licenses, representing 30 megawatts of hydroelectric generating capacity, expired in December 1993. Application to the FERC for relicensing of WPSC's Wausau Project was submitted in June 1993. The license for this project expired in June of 1995 and represents 5,400 kilowatts of capacity. Since the FERC had not considered WPSC's applications at the license expiration dates, the licenses have been extended on an annual basis until FERC acts on the applications.

   Electric research and development expenditures totaled
$2.6 million for 1995, $2.3 million for 1994, and $2.1 million for 1993. These expenditures were made for WPSC sponsored projects and were primarily charged to electric operations.

   ELECTRIC FINANCIAL SUMMARY. The following table sets forth the revenues, operating income, and identifiable assets attributable to electric utility operations:

                                      YEAR ENDED DECEMBER 31
                                    --------------------------
                                    1995        1994      1993
                                    ----        ----      ----
                                            (Thousands)
Electric Operating Revenues       $489,628    $480,816  $493,256

Operating Income, Including
Allowance For Funds Used
During Construction               $ 98,556    $ 95,392  $106,160

Identifiable Assets               $926,888    $937,481  $938,951

       See Note 8 in Notes to Consolidated Financial Statements.

ELECTRIC OPERATING STATISTICS

WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION
==================================================================================================
                                        1995         1994         1993         1992         1991
--------------------------------------------------------------------------------------------------
Operating revenues (Thousands)
Residential and farm                  $168,391     $163,381     $165,568     $156,659     $158,014
Small commercial and industrial        140,280      137,323      140,678      136,164      134,314
Large commercial and industrial        117,978      118,121      123,920      115,147      111,037
Resale and other                        62,351       61,991       63,090       69,655       67,912
--------------------------------------------------------------------------------------------------
Total                                 $489,000     $480,816     $493,256     $477,625     $471,277
==================================================================================================
Kilowatt-hour sales (Thousands)
Residential and farm                 2,548,373    2,406,479    2,349,307    2,268,685    2,319,972
Small commercial and industrial      2,672,359    2,555,488    2,444,548    2,384,098    2,388,787
Large commercial and industrial      3,644,764    3,468,390    3,296,254    3,016,329    2,854,519
Resale and other                     2,112,635    2,121,660    2,060,804    2,078,057    2,004,925
--------------------------------------------------------------------------------------------------
Total                               10,978,131   10,552,017   10,150,913    9,747,169    9,568,203
==================================================================================================
Customers served (End of period)
Residential and farm                   322,550      316,442      310,336      304,404      298,194
Small commercial and industrial         37,455       36,491       35,683       34,783       33,981
Large commercial and industrial            170          164          137          129          125
Resale and other                           802          796          794          825          908
--------------------------------------------------------------------------------------------------
Total                                  360,977      353,893      346,950      340,141      333,208
==================================================================================================
Annual average use (kWh)
Residential and farm                     7,982        7,688        7,649        7,538        7,845
Small commercial and industrial         72,326       70,931       69,532       69,394       70,962
Large commercial and industrial     21,824,937   22,091,659   24,416,697   23,750,625   22,476,532
==================================================================================================
Average kWh price (Cents)
Residential and farm                      6.61         6.79         7.05         6.91         6.81
Small commercial and industrial           5.25         5.37         5.75         5.71         5.62
Large commercial and industrial           3.24         3.41         3.76         3.82         3.89
==================================================================================================
Production capacity (Kw)
Steam                                1,269,240    1,269,240    1,269,240    1,269,240    1,269,240
Nuclear                                221,000      221,000      221,000      221,000      221,000
Hydraulic                               64,786       64,786       64,786       64,786       64,786
Combustion turbine                     239,700      239,700      239,700      156,200      156,200
Other                                    4,040        4,040        4,040        4,040        4,040
Interest in Wis. River Power Co.        11,667       11,667       11,667       11,667       11,667
--------------------------------------------------------------------------------------------------
Total system capacity                1,810,433    1,810,433    1,810,433    1,726,933    1,726,933
==================================================================================================
Generation and purchases
(Thousands of kWh)
Steam                                7,428,612    7,047,511    7,004,634    6,796,975    6,731,857
Nuclear                              1,564,268    1,631,003    1,572,696    1,622,279    1,512,712
Hydraulic                              306,101      292,617      346,386      325,663      326,212
Purchases and other                  2,310,399    2,243,021    1,849,047    1,628,326    1,603,161
--------------------------------------------------------------------------------------------------
Total                               11,609,380   11,214,152   10,772,763   10,373,243   10,173,942
==================================================================================================
Steam fuel costs
(Cents per million Btu)
Fossil                                 118.365      132.360      139.038      160.144      169.169
Nuclear                                 49.539       49.168       44.888       40.528       52.034
Total                                  106.320      116.782      121.949      136.965      147.532
--------------------------------------------------------------------------------------------------
System peak - firm (Kw)              1,670,000    1,549,000    1,548,000    1,494,000    1,592,000
==================================================================================================
Annual load factor                      73.35%       76.66%       74.29%       74.03%       69.44%
==================================================================================================
                                                    -11-

PAGE

                           C.  GAS MATTERS

   INDUSTRY RESTRUCTURING. The re-regulation of the natural gas business on the federal level prompted the PSCW to begin examining the future regulation of the natural gas distribution business in Wisconsin. In mid-September 1995, the PSCW tentatively concluded that once a class of customers has access to the competitive marketplace, they will be expected to purchase gas from unregulated suppliers and, possibly, lose the utility option for gas supply. Utilities would only transport gas to such customers. The PSCW also tentatively concluded that utilities could be required to offer unbundled pricing and service choices to their natural gas customers.

   The Michigan Public Service Commission ("MPSC") initiated a similar process to look at gas industry restructuring by forming a committee of interested parties which will consider changes in the gas cost recovery mechanism, service unbundling, curtailment issues, and storage issues. The MPSC opened a formal docket on this issue and began prehearings in February 1996.

   OTHER MATTERS. At December 31, 1995, WPSC provided natural gas distribution service to 199,577 customers in 149 cities, villages, and towns in Northeastern Wisconsin and 5,028 customers in and around Menominee, Michigan. The principal Wisconsin cities served include Green Bay, Oshkosh, Sheboygan, Marinette, Two Rivers, Stevens Point, and Rhinelander. The principal Michigan city is Menominee.

   WPSC transported 62,634,059 dekatherms of gas of which 38,042,369 dekatherms were for resale during the year ended December 31, 1995. At the end of 1995, WPSC had 117 end-user customers who purchased their gas directly from suppliers and contracted with transporters, including WPSC, to transport the gas to their points of use. A total of 24,591,690 dekatherms was transported for these customers. Load loss due to fuel switching has been minor because customers have been able to purchase transportation gas from suppliers at competitive prices.

   Because WPSC has a purchased gas adjustment provision as part of its customer rates, it recovers all of its purchased gas costs from customers. This allows WPSC to receive the same margin (gas revenues less cost of gas) on therm sales to similar customers who purchase natural gas from WPSC as it receives from transportation customers. The PSCW has opened a docket on the purchased gas adjustment clause. Hearings are anticipated to begin in March 1996.

   WPSC has created a gas supply portfolio to match its gas load profile at the lowest reasonable cost. The portfolio is based on 20-year gas peak day and annual sales forecasts and is structured to place WPSC in an optimum gas purchasing position. WPSC has entered into 16 gas supply contracts with 14 suppliers with terms from 3 months to 5 years with domestic suppliers and 10 years with Canadian suppliers. There are 8 years remaining on the contracts with Canadian suppliers. The gas is competitively priced based on a monthly spot price index. The gas supply contracts contain a gas inventory charge as well as corporate warranties to assure gas deliverability for the term of the contract.

   Peak day design requirements of 347,827 dekatherms per day are based on a 1995-1996 peak day forecast. An additional 4,245 dekatherms per day, or 1.2%, of reserve capacity allows for growth and any unforeseen need. Peak day requirements will be served by 124,707 dekatherms per day from transportation gas, and 223,120 dekatherms per day from storage gas. WPSC has access to 11.3 billion cubic feet of storage capacity in Michigan. Storage gas is purchased and stored during the summer for redelivery during the heating season. WPSC has purchased 0.25 billion cubic feet of underground salt dome storage in the production area to protect against a supply area gas shortage (e.g., wellhead freeze-offs).

    WPSC transports gas from Louisiana, the Gulf of Mexico, the Texas-Oklahoma Panhandle area, and Canada under contracts with ANR Pipeline Company ("ANR") for domestic gas and Viking Gas Transmission Company ("Viking") for Canadian supplies. On November 1, 1993, FERC Order 636 became effective for ANR. Order 636 prohibits pipeline companies (such as ANR) from bundling gas merchant services with transportation services. Thus, Order 636 shifts gas supply responsibilities to local distribution companies (such as WPSC) while the pipeline companies continue to transport gas owned by others. Pipeline transportation rates are governed by tariffs subject to adjustment by the pipeline companies with the approval of the FERC.
As a result of restructuring under Order 636, effective November 1, 1993, WPSC contracted for its pro rata share of pipeline capacity from each of ANR's three supply areas: Southeast, Southwest, and Canada. The initial term of each contract was for ten years with the right to extend in five-year increments. There are eight years remaining on these capacity contracts. In addition, WPSC has pre-existing capacity with Viking for delivery of Canadian gas for a remaining term of two years with a right to extend.

   Order 636 mandates a straight fixed-variable rate design which loads all fixed costs into the reservation charge and all variable costs into the commodity charge. Based on rates effective May 1, 1994, pipeline company reservation charges for 1995 totaled
$41.3 million. WPSC also utilizes ANR's no-notice service to accommodate load swings caused by unexpected system requirements such as weather changes.

   On December 30, 1995, in FERC Docket No. RP96-106-000, ANR filed its seventh annual reconciliation of the take-or-pay buyout/buydown costs recovered through monthly charges. These costs, representing 75% of ANR's total take-or-pay buyout/buydown costs paid to their gas suppliers, are being passed on to ANR's customers, including WPSC. WPSC's remaining fixed charge obligation for the take-or-pay docket outstanding is $48,195. Monthly fixed charge payments and volumetric payments are scheduled to be made through April 1998. All such costs are expected to be recovered from customers pursuant to established policies of the PSCW and the MPSC.

   ANR, as a result of its FERC Order 636 compliance filing, will recover various transition costs from its customers, including WPSC. WPSC expects to recover ANR transition costs in future customer rates. These costs include purchased gas adjustment costs of which WPSC's share is approximately $2.7 million. In addition, ANR has upstream pipeline capacity costs of between $58 million and $248 million of which WPSC's share is approximately 10%. The exact amount cannot be determined at this time.

   WPSC is currently being billed for ANR's above-market costs of gas purchases from the Dakota Gasification Plant. The potential total amount of these billings is undetermined at this time. The 1995 allocation of these costs was $2.7 million, and the 1996 allocation is expected to be $2.0 million. WPSC, as part of the Wisconsin Distributors Group ("WDG"), is contesting the legality of the Dakota Gasification Plant costs provision and is paying these costs under protest subject to refund. A FERC hearing took place in 1995 and the Administrative Law Judge made an initial decision on December 29, 1995. This initial decision was in favor of the WDG on the three major issues; price for coal gas, purchase volume obligations, and the transportation of gas rate. While refunds are possible from this decision, FERC has to approve the decision and any additional legal or settlement actions. The amount or timing of any refunds cannot be determined at this time.

   On April 29, 1994, ANR filed its Reconciliation Report of activity under its previously effective Gas Inventory Charge ("GIC"). As a result, WPSC received a GIC refund of $4.7 million of the $9.0 million WPSC had previously paid. WPSC and WDG intervened and protested at FERC the results of the formula used to allocate the refunds. Hearings on Docket RP89-161-030 are scheduled to begin on May 14, 1996. WPSC expects to recover additional refund dollars which would be passed on to WPSC customers.

   On November 29, 1993, ANR filed for a general rate increase in RP94-43-000. WPSC, WDG, and other parties intervened and protested the filing. Extensive discovery has taken place and hearings are scheduled to begin on January 31, 1996. Intervenors are proposing to reduce ANR's cost of service by up to $100 million per year, which could result in a significant rate decrease. Final settlement could take up to two years.

   The Company has established a non-regulated subsidiary, WPS Energy Services, Inc. ("ESI"), to market natural gas, other fuels, and related services to transportation customers.

   WPSC is a member of the WDG which utilizes a Washington, D.C. legal counsel to monitor FERC activities and advise the group. The group files testimony and interventions in cases that impact its members. WPSC is also advised by the same Washington, D.C. legal counsel. WPSC files interventions in cases to protect its interests as they may be different from those of the group.

   All of WPSC's Wisconsin retail natural gas rates contain a purchased gas adjustment clause which provides for tracking changes for wholesale costs and an annual true-up of such costs. The PSCW reaffirmed this purchased gas adjustment clause/true-up mechanism in WPSC's 1994 rate order. WPSC's Michigan retail rates include a gas cost recovery plan under procedures authorized by the MPSC in 1983. Both the PSCW and the MPSC have approved mechanisms to allow for full recovery of take-or-pay and transition related costs which the FERC has authorized ANR to pass on to its customers.

   WPSC's aggressive program to connect new natural gas customers resulted in the addition of about 7,300 new residential customers in 1995. Growth in number of natural gas customers comes from the addition of new customers in existing service areas and from the acquisition of new natural gas distribution franchises. At
December 31, 1995, two applications for new gas distribution franchises were pending before the PSCW.

   WPSC uses gas for power generation in peaking turbines and for ignition and flame stabilization at its Weston Unit 3 and Pulliam generating plants.

   A special tariff has been approved by the PSCW to enable WPSC to encourage customers, who could by pass WPSC's distribution system and connect directly to a cross-country pipeline company, to continue to be a WPSC customer. Only one industrial customer is currently using this tariff. The impact of customers by passing WPSC's distribution system is considered minimal, at this time.

   GAS FINANCIAL SUMMARY. The following table sets forth the amounts of revenues, operating income, and identifiable assets attributable to gas utility operations:

                                       YEAR ENDED DECEMBER 31
                                      ------------------------
                                      1995      1994      1993
                                      ----      ----      ----
                                            (Thousands)

Gas Operating Revenues              $230,220  $192,979  $187,376

Operating Income, Including
Allowance For Funds Used During
Construction                        $  9,851  $ 10,419  $ 10,691

Identifiable Assets                 $240,463  $191,349  $184,880

     See Note 8 in Notes to Consolidated Financial Statements.

GAS OPERATING STATISTICS

WPS RESOURCES CORPORATION
===================================================================================================
                                         1995         1994         1993         1992         1991
---------------------------------------------------------------------------------------------------
Operating revenues (Thousands)
Residential                            $109,998     $104,020     $110,541     $ 93,234     $ 94,274
Small commercial and industrial          19,933       18,586       20,254       15,796       15,557
Large commercial and industrial          47,627       45,115       47,091       33,676       34,396
Other                                    52,367       25,258        9,490       14,471        7,995
---------------------------------------------------------------------------------------------------
Total                                  $229,925     $192,979     $187,376     $157,177     $152,222
===================================================================================================
Therms delivered (Thousands)
Residential                             202,152      187,355      192,053      182,603      184,042
Small commercial and industrial          42,600       38,568       41,385       38,060       36,743
Large commercial and industrial         129,494      115,939      108,068       88,516       87,506
Other                                   294,372       56,961        6,337        3,718        5,414
---------------------------------------------------------------------------------------------------
Total therm sales                       668,618      398,823      347,843      312,897      313,705
Transportation                          241,531      234,149      220,672      232,578      228,991
---------------------------------------------------------------------------------------------------
Total                                   910,149      632,972      568,515      545,475      542,696
===================================================================================================
Customers served (End of period)
Residential                             186,267      178,992      172,902      168,349      164,392
Small commercial and industrial          15,905       14,689       14,571       14,248       13,635
Large commercial and industrial           2,432        2,867        2,508        2,178        2,360
Other                                       265           30            1            1            1
Transportation customers                    121          117          127          161          165
---------------------------------------------------------------------------------------------------
Total                                   204,990      196,695      190,109      184,937      180,553
===================================================================================================
Average annual use (Therms)
Residential                             1,112.3      1,068.8      1,128.4      1,099.4      1,133.0
Small commercial and industrial         2,770.8      2,673.9      2,888.8      2,737.4      2,753.3
Large commercial and industrial        39,707.6     34,651.2     41,354.4     38,680.8     36,369.3
===================================================================================================
Average therm price (Cents)
Residential                               54.41        55.52        57.56        51.06        51.22
Small commercial and industrial           46.79        48.19        48.94        41.50        42.34
Large commercial and industrial           40.63        41.84        44.97        38.30        39.39
===================================================================================================

GAS OPERATING STATISTICS

WISCONSIN PUBLIC SERVICE CORPORATION
===================================================================================================
                                         1995         1994         1993         1992         1991
---------------------------------------------------------------------------------------------------
Operating revenues (Thousands)
Residential                            $109,998     $104,020     $110,541     $ 93,234     $ 94,274
Small commercial and industrial          19,933       18,586       20,254       15,796       15,557
Large commercial and industrial          47,627       45,115       47,091       33,676       34,396
Other                                    (2,865)      14,337        9,490       14,471        7,995
---------------------------------------------------------------------------------------------------
Total                                  $174,693     $182,058     $187,376     $157,177     $152,222
===================================================================================================
Therms delivered (Thousands)
Residential                             202,152      187,355      192,053      182,603      184,042
Small commercial and industrial          42,600       38,568       41,385       38,060       36,743
Large commercial and industrial         129,494      115,939      108,068       88,516       87,506
Other                                    15,415        9,810        6,337        3,718        5,414
---------------------------------------------------------------------------------------------------
Total therm sales                       389,661      351,672      347,843      312,897      313,705
Transportation                          241,531      234,149      220,672      232,578      228,991
---------------------------------------------------------------------------------------------------
Total                                   631,192      585,821      568,515      545,475      542,696
===================================================================================================
Customers served (End of period)
Residential                             186,267      178,992      172,902      168,349      164,392
Small commercial and industrial          15,905       14,689       14,571       14,248       13,635
Large commercial and industrial           2,432        2,867        2,508        2,178        2,360
Other                                         1            1            1            1            1
Transportation customers                    121          117          127          161          165
---------------------------------------------------------------------------------------------------
Total                                   204,726      196,666      190,109      184,937      180,553
===================================================================================================
Average annual use (Therms)
Residential                             1,112.3      1,068.8      1,128.4      1,099.4      1,133.0
Small commercial and industrial         2,770.8      2,673.9      2,888.8      2,737.4      2,753.3
Large commercial and industrial        39,707.6     34,651.2     41,354.4     38,680.8     36,369.3
===================================================================================================
Average therm price (Cents)
Residential                               54.41        55.52        57.56        51.06        51.22
Small commercial and industrial           46.79        48.19        48.94        41.50        42.34
Large commercial and industrial           40.63        41.84        44.97        38.30        39.39
===================================================================================================

                 D.  UNREGULATED BUSINESS ACTIVITIES

   The Company's non-regulated subsidiaries include WPS Energy Services, Inc. ("ESI") and WPS Power Development, Inc. ("PDI"). ESI is a diversified energy company organized to offer electric and gas marketing, real-time energy management, project management, and energy consulting services. Within energy consulting, ESI offers evaluation of base-line facility energy requirements, preparation of electric and gas cost studies, analysis of energy rates, and evaluation of power supply and generation options to wholesale and retail customers in the unregulated energy marketplace.

   ESI made two investments in October 1995. It acquired an interest in a producing gas reserve operation and acquired Fuel
Services Group, a gas marketing operation. While these are not large acquisitions, they are initial efforts to enhance growth opportunities.

   PDI is a company organized to participate in the development of electric generation projects and to provide services to the unregulated electric power generation industry. Services include acquisition and investment analyses; project development, engineering, and management services; and operations and maintenance services with particular emphasis in cogeneration, distributed generation, and repowering projects.

   The Company's non-regulated subsidiaries did not have a material impact on the Company's 1995 earnings per share.


                       E.  ENVIRONMENTAL MATTERS

   GENERAL. WPSC is subject to regulation with regard to the impact of its operations on air and water quality and solid waste disposal, and may be subject to regulation with regard to other environmental considerations by various federal, state, and local authorities. The application of federal and state restrictions to protect the environment involves or may involve review, certification or issuance of permits by various federal and state authorities, including the
U. S. Environmental Protection Agency ("EPA") and the Wisconsin Department of Natural Resources ("DNR"). Such restrictions, particularly in regard to emissions into the air and water and solid waste disposal, may limit, prevent or substantially increase the cost of the operation of WPSC's generating facilities and may require substantial investments in new equipment at existing installations. They may also require substantial investments for proposed new projects and may delay or prevent authorization and completion of the projects. WPSC cannot forecast other effects of all such regulation upon its generating, transmission, and other facilities, or its operations, but believes that it is presently meeting existing requirements.

   AIR QUALITY. The plants which WPSC operates are in compliance with all current sulfur dioxide, nitrogen oxide, and particulate emission standards.

   The Federal Clean Air Act Amendments of 1990 ("Act") were enacted in 1990. The Act required reductions in sulfur dioxide in 1995
(Phase I) to meet limitations based on an emission rate of 2.5 pounds per million Btu multiplied by a historical generation baseline for Pulliam Unit 8 and Edgewater Unit 4 generating units. The Act requires further reductions beginning in the year 2000 (Phase II).
The year 2000 limits are based on an emission rate of 1.2 pounds per million Btu multiplied by a historical generation baseline for all generating units. WPSC's generating facilities met the year 2000 standard in 1995. WPSC achieved compliance with Wisconsin and federal sulfur dioxide emission limitations by switching to low sulfur coal.

   Because of the emission allowance system included in the Act, operations during Phase I are expected to produce surplus allowances which are expected to be available to aid in compliance with the requirements of Phase II. To the extent WPSC determines that it will have allowances available beyond its own requirements in both Phase I and Phase II, it will consider the sale of these excess allowances. The PSCW has ordered that profits from the sale of allowances be used to benefit utility customers.

   The Act also requires the installation of low nitrogen oxide burners on several units. Low nitrogen oxide burners were installed at Pulliam Unit 8 early in 1994. Phase I of the Act allows units smaller than 100 megawatts, such as Pulliam Unit 7, to be designated Phase I units, thus building up sulfur dioxide credits. Having made this election, low nitrogen oxide burners were installed on Pulliam Unit 7 in 1994. Low nitrate oxide emissions from Pulliam Units 7 and 8 and Weston Unit 3 are averaged with Weston Units 1 and 2. This averaging plan generates additional emission allowances in Phase I and locks in Phase I nitrogen oxide limits for these units. This should reduce Phase II compliance costs.

   Expenditures of $3 million to $5 million are projected through 1999 to assure continued federal and Wisconsin emission compliance under all normal operating conditions at Pulliam and Weston. Based on past experience, it is anticipated that expenditures related to sulfur dioxide and nitrogen oxide emission compliance will be recoverable in customer rates.

   Air toxic provisions in the Act will not be applied until the EPA conducts a three-year study to determine if those standards need to be applied to utilities.

   WATER QUALITY. WPSC is subject to regulation by the EPA and the DNR with respect to thermal and other discharges from WPSC's power plants into Lake Michigan and other waters of Wisconsin. Permits were reissued to WPSC for its Pulliam and Weston power plants. Various portions of those permits were challenged. These challenges have not been formally resolved, although many of the issues raised in the challenges have been resolved through informal discussions with the DNR, additional testing by WPSC, and regulatory changes. Under Wisconsin law, the challenged portions of the permits are stayed, and the administrative review process is completed. It is not anticipated that any of the outstanding issues will have a material cost associated with them.

   GAS PLANT CLEANUP. WPSC is currently investigating the need for environmental cleanup of eight manufactured gas plant sites which it previously operated. WPSC engaged an environmental consultant to develop cleanup cost estimates for the seven sites at which either a Phase I or Phase II site investigation has been completed. The estimated cleanup cost range for each of the seven sites are; Green Bay from $4.1 to $5.3 million, Two Rivers from $3.9 to $4.0 million, Oshkosh from $3.3 to $4.5 million, Marinette from $5.6 to $6.8 million, Sheboygan I from $2.7 to $3.9 million, Sheboygan II from $12.2 to $13.4 million, and Stevens Point from $1.4 to $1.9 million. The estimates assume excavation of contaminated soils, thermal treatment of soils, disposal of treatment residuals, on-site groundwater extraction and treatment, and post-cleanup monitoring for a minimum of 3 and a maximum of 10 or 25 years, depending on site conditions. The cost estimate for six of the sites (Green Bay, Two Rivers, Oshkosh, Marinette, Sheboygan I, and Sheboygan II) assumes, in addition to those items noted previously, removal and disposal of contaminated river sediments. The consultant has yet to perform a detailed investigation of the Menominee site and comparable information on this site is not available. WPSC used the estimate for the Stevens Point site as a basis for making a projection of $1.5 to $1.9 million on cleanup costs at the Menominee site, if cleanup is required. Both sites are relatively small and are not located adjacent to rivers.

   The range of future investigation and cleanup costs for all eight sites is estimated to be from $34.7 million to $41.7 million. Remediation expenditures would be made over the next 33 years. WPSC has recorded as a liability with an offsetting deferred charge (i.e., a regulatory asset) of $41.7 million, which represents WPSC's current estimate of cleanup costs for all eight sites. The liability, as presently calculated, represents a $14.8 million increase from the December 31, 1994 liability of $26.9 million. Based on discussions with regulators and a recent rate order in Wisconsin, management believes that these costs, but not the carrying costs associated with the deferred charges, will be recoverable in future customer rates.

   As additional investigations and initial remedial actions are completed, these estimates may be adjusted and these adjustments could be significant. Other factors that can affect these estimates are changes in remedial technology and regulatory requirements. The estimates presented above do not take into consideration any recovery from insurance carriers or other third parties which WPSC is pursuing.

   See also Part I, Item 3, LEGAL PROCEEDINGS, at page 26, for discussion of the Sheboygan Gas Plant and Oshkosh Gas Plant sites.

   OTHER SOLID WASTE DISPOSAL. On December 1, 1986, WPSC received notice from EPA-Region V that it was one of 832 potentially responsible parties ("PRP") for the cleanup of Maxey Flats Waste Disposal Site. Documents obtained to date indicate that WPSC contributed 0.0162% of the waste disposed of at the site. A remedial investigation and feasibility study has been completed. At this time, the cost of the remedial action and EPA oversight is estimated to be about $77.5 million. The EPA has offered a buyout agreement to de minimis PRPs. Although a final agreement with payment has not been executed, WPSC's buyout cost is expected to be $28,000. While liability for cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act ("Superfund") program is joint and several, the amounts paid by the PRPs are usually related to their volumetric contribution of waste to the site.

   In November 1986, WPSC was notified by the DNR that it was one of the several PRPs involved in the Holtz & Krause Landfill located in Wausau, Wisconsin. WPSC disposed of 12,516 cubic yards of non-hazardous office waste and construction debris at the site. This represents 1.02% of the total amount of waste at the site. The landfill is currently only being addressed by the DNR, and the current work is not being conducted as part of the EPA's Superfund program. The DNR selected a remedy which was estimated to cost a total of $11 million to $12 million and has been substantially completed within that budget. The DNR agreed to contribute approximately $4.5 million toward the remedy. The amount allocated to WPSC, $37,163, was paid to the cleanup fund in October 1993. The DNR has indicated that it will pursue a cost-recovery action against entities that did not settle with the Holtz & Krause PRP Group. In 1994, WPSC entered into a Consent Decree that acknowledges the payment of the settlement amount, requires the settling parties to clean up the site, and requires the state to pay its agreed upon contribution. In addition, WPSC entered into a "buyout" agreement with the larger contributors of waste to the site in which the larger contributors agreed to indemnify WPSC for any cost overruns up to a total site remedial cost of $20 million. If site remedial costs exceed $20 million, the cost allocation may be reopened. Most of the site work was completed in 1994.

   In March 1987, WPSC was notified by the EPA that it was a PRP for the cost of cleaning up the Rose Chemical site in Holden, Missouri. Based on records that are available, a small amount of polychlorinated biphenyl material, about 39,000 pounds, was sent to the site. WPSC has signed a participation agreement for the cleanup and contributed $60,192 which is based on the volumetric contribution of waste and the expected total cleanup cost. The cleanup has been substantially completed and WPSC has received a refund of $40,980.

   In November 1988, WPSC received notice from the DNR that the Sherman Street property located in Wausau, Wisconsin, had levels of lead contamination present. Based on an investigation conducted by a neighboring business, Wausau Steel, this contamination originated on an adjacent Wausau Steel property. The cleanup of the property by Wausau Steel has been completed and approved by the DNR.

   In January 1995, WPSC was notified that the EPA was seeking to recover $775,442 from several companies (not including WPSC) that sent waste drums to the J. K. Drum site in New London, Wisconsin. WPSC's records indicate that it contributed drums to the site which it believes were empty. WPSC has signed a settlement agreement with the group of responsible parties, named by the EPA, which required payment of an allocation of $2,489 to the group of responsible parties.

                        F.  REGULATORY MATTERS

   GENERAL. Utility rates, service, and securities issues of WPSC are subject to regulation by the PSCW and the MPSC, and WPSC is subject to regulation of its wholesale electric rates, hydroelectric projects, and certain other matters by the FERC. It is also subject to limited regulation by local authorities. WPSC follows Statement of Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation, and its financial statements reflect the effects of the different ratemaking principles of the various jurisdictions. These include the PSCW, 90% of revenues, the MPSC, 2% of revenues, and the FERC, 8% of revenues. The operation of Kewaunee is subject to the jurisdiction of the U. S. Nuclear Regulatory Commission.

   In the Wisconsin jurisdiction, the rate process has been changed effective in 1995 such that retail electric and natural gas rates will be set every two years, rather than annually as has been the practice in the past. The earliest that the rates, which took effect on January 1, 1995, could change would be for the year 1997. Customer rates are set based on forecasted expenses and capital costs.

   Wisconsin retail rates include an electric fuel-adjustment clause based on a "cost variance range approach". This range is based on a specific estimated fuel cost for the forecast year. If WPSC's actual fuel costs fall outside this range, a hearing may be held and an adjustment to rates may result. Automatic fuel-adjustment clauses are used for FERC wholesale-electric and Michigan retail-electric portions of WPSC's business. WPSC has a purchased-gas-adjustment clause which allows it to pass on to all classes of gas customers changes in the cost of gas purchased from its suppliers, subject to PSCW and MPSC review.

   CUSTOMER RATE MATTERS. On January 1, 1995, in the Wisconsin jurisdiction, WPSC retail electric customers received an average rate reduction of 2.6% which amounted to an annual rate reduction of $10.6 million. WPSC's largest industrial customers received rate reductions averaging between 3.7% and 4.1%. With the implementation of a new two-year rate cycle in Wisconsin, these rates are effective for years 1995 and 1996. Wisconsin natural gas rates and rates in the FERC and Michigan jurisdictions remained unchanged.

   The Company's return on common equity was 11.7% and 11.4%, respectively, for 1995 and 1994. The Company's returns on common equity are determined in large part by the returns authorized for WPSC by the PSCW. The authorized returns were 11.5% and 11.3%, respectively, for 1995 and 1994, before giving consideration to earnings on deferred investment tax credits.

   INDUSTRY RESTRUCTURING. See Part I, Item 1B, ELECTRIC MATTERS - Industry Restructuring, at page 1, and Part I, Item 1C, GAS MATTERS - Industry Restructuring, at page 12, for discussions of electric and gas utility restructuring.

   ACCOUNTING DEVELOPMENTS.  See Part II, Item 7, MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATION, at page 36, for a discussion of accounting developments.

   In addition, the staff of the U. S. Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement, and classification of nuclear decommissioning costs for nuclear generation facilities in the financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board has agreed to review the accounting for nuclear decommissioning costs. If current electric utility industry accounting practices for such decommissioning are changed the annual provisions for decommissioning could increase and the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation. WPSC does not believe that such changes, if required, would have an adverse effect on results of operations due to its current and future ability to recover decommissioning costs through customer rates.

   The PSCW certified new straight-line depreciation rates which became effective January 1, 1994 concurrent with the implementation of new customer rates. The result was a reduction in annual depreciation expense of approximately $5.8 million.

   Regulatory assets represent probable future revenue associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent costs previously collected that are refundable in future rates. At December 31, 1995, regulatory assets and liabilities amounted to $111.1 million and $50.0 million, respectively. Based on prior and current rate treatment of such deferred charges, management believes it is probable that WPSC will continue to recover these costs from ratepayers. Pursuant to a PSCW rate order, effective January 1, 1995, WPSC is to recover approximately $23.6 million of deferred regulatory costs each year.

   DIVIDEND RESTRICTIONS. WPSC is restricted by a PSCW order to paying normal common stock dividends of no more than 109% of the previous year's common stock dividend without prior notice to the PSCW. Also, Wisconsin law prohibits WPSC from making loans to the Company and its non-regulated subsidiaries and from guaranteeing their obligations.

   Effective January 15, 1996, a special common stock dividend of $11,000,000 was declared by WPSC to be paid to the Company, the parent holding company. The special dividend will allow WPSC's equity capitalization ratio to remain at approximately 54%, as approved by the PSCW for ratemaking. The dividend was paid in January 1996.


                       G.  CAPITAL REQUIREMENTS

   The Company's subsidiary, WPSC, requires large investment in capital assets. Most of the Company's significant capital requirements relate to WPSC construction expenditures.

   Anticipated construction expenditures for WPSC for 1996 are $78.8 million and construction expenditures for 1997 and 1998 combined are anticipated to total $135.6 million. The $78.8 million of 1996 construction expenditures includes $46.3 million for electric construction, $9.2 million for nuclear fuel, $15.4 million for gas construction, and $7.9 million for other construction expenditures. WPSC also anticipates $8.8 million of expenditures related to unit trains to be leased through WPSC's subsidiary WPS Leasing.

   The Company has no plans in 1996, 1997, or 1998 for permanent financing, although project financing may occur in the non-utility subsidiaries.

                             H. EMPLOYEES

   At December 31, 1995, the Company, including subsidiaries, employed 2,547 persons. Of this number, 2,517 employees were employed by WPSC.

   Of the employees of WPSC, 1,979 were considered electric and 538 were considered gas utility employees, respectively. Approximately 1,116 WPSC employees are represented by Local 310 of the International Union of Operating Engineers ("Union"). The current agreement between the Union and WPSC runs through October 1997. There has never been a strike against WPSC by its employees.

PAGE

ITEM 2.  PROPERTIES

      The following table includes information about electric generation facilities of WPSC (including those jointly-owned):


                                                                RATED
                                                              CAPACITY(a)
TYPE           NAME             LOCATION        FUEL          (KILOWATTS)
----           ----             --------        ----          -----------
Steam          Pulliam          Green Bay, WI   Coal            398,300 (b)
               Weston           Wausau, WI      Coal or Gas     491,300 (c)
               Kewaunee         Kewaunee, WI    Nuclear         213,800 (d)
               Columbia -
                Units No.1 & 2  Portage, WI     Coal            324,700 (d)
               Edgewater
                Unit No. 4      Sheboygan, WI   Coal            102,500 (d)
                                                              ---------
Total Steam                                                   1,530,600

Hydro                           Various                          68,000
                                (15 Plants)

Combustion                      Various         Gas or Oil      261,400 (e)
 Turbine                        (6 Plants)
 & Diesel
                                                              ---------
Total System                                                  1,860,000
                                                              =========


  (a)   Based on 1995 winter capacity (through February 1996).

  (b) This plant contains six units. Pulliam Unit 3 (28.2 MW) is out of service for maintenance, but would be available with a seven-month notice.

  (c) This plant contains three units. Two units burn only coal and the other can burn coal or natural gas.

  (d) These facilities are jointly-owned. Kewaunee is operated by WPSC. WP&L is operator of the Columbia and Edgewater units. The capacity indicated is WPSC's portion of total plant capacity based on percent of ownership.

  (e) WPSC and the Marshfield Electric and Water Department jointly own 113,300 kilowatts of combustion turbine peaking capacity which WPSC operates. The capacity included is WPSC's portion of total plant capacity based on percent of ownership.


   WPSC owns 51 transmission substations with a transformer capacity of 5,253,000 kva; 107 distribution substations with a transformer capacity of 3,527,485 kva; and 20,392 route miles of electric transmission and distribution lines. Gas properties include approximately 3,777 miles of main, 63 gate and city regulator stations, and 189,642 services. All gas facilities are located in Wisconsin except for distribution facilities in and near the city of Menominee, Michigan.

   Substantially all of WPSC's utility plant is subject to a first mortgage lien.


ITEM 3.  LEGAL PROCEEDINGS

   SHEBOYGAN GAS PLANT. In November 1990, WPSC was notified by the DNR that it may be a PRP for environmental contamination found on property next to the Sheboygan River previously used by WPSC for the gasification of coal in the City of Sheboygan, Wisconsin (the "Sheboygan II Gas Plant"). WPSC last used the property for this purpose in approximately 1930. In 1966, the property was sold and is now owned by the City of Sheboygan. The DNR has offered WPSC the opportunity to investigate and remediate the property under an agreement with Wisconsin as opposed to having the site handled by the EPA as part of the larger Sheboygan River and Harbor Superfund site. WPSC, the City of Sheboygan, and Wisconsin have negotiated an agreement for performing the work, and therefore, Wisconsin, and not the EPA, will be handling this matter.

   An initial study was completed on the site which confirmed the presence of contaminants that appear to be related to the Sheboygan II Gas Plant. A Phase II investigation was recommended by the environmental consultant to determine more precisely the scope of the contamination and to determine if any contamination is migrating from off-site and whether sediments are impacted. This Phase II investigation has been substantially completed. WPSC and the City of Sheboygan will negotiate an allocation of the costs associated with cleanup of the site. Based on the Phase II study, it is believed that the cost of cleanup for the Sheboygan II Gas Plant site could be as much as $13.4 million. The estimates presented above do not take into consideration any recovery from insurance carriers or other third parties which WPSC is pursuing.

   OSHKOSH GAS PLANT. In April 1992, WPSC received an order from the DNR directing it to complete an investigation and implement remedial activities on property owned by WPSC in the City of Oshkosh, Wisconsin. Previously, WPSC had operated a manufactured gas plant on the property from 1883 until 1946. A challenge to the order was filed on May 8, 1992, and WPSC and the DNR have negotiated the terms of a consent order. An environmental consultant conducted an investigation in late 1993 and a more detailed investigation in 1994, with sediment sampling conducted in 1995. Based on these investigations, the cost of remediation is estimated to be as much as $4.5 million. The City of Oshkosh has claimed that contaminated groundwater from the former gas plant property has migrated onto city-owned land. WPSC has agreed to stay the statute of limitations that may be applicable to the City of Oshkosh's claim in order to avoid the filing of a lawsuit by the City of Oshkosh. WPSC is continuing to evaluate the validity of the City of Oshkosh's claim as additional data is received. The estimates presented above do not take into consideration any recovery from insurance carriers or other third parties which WPSC is pursuing.

   Incorporated herein by reference are the descriptions of the various proceedings relating to environmental matters described under
E.  ENVIRONMENTAL MATTERS, Part I, Item 1E at page 18.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

PAGE

ITEM 4A.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information about outside directors is omitted for the reason that such information will be included in a proxy statement for the Annual Meeting of Shareholders of the Company which is scheduled to be held on May 2, 1996.



EXECUTIVE OFFICERS OF WPS RESOURCES CORPORATION ("Company")
-----------------------------------------------------------
                             Current Position and Business        Effective
Name and Age               Experience During Past Five Years         Date
-------------------------  ------------------------------------   ---------
DANIEL A. BOLLOM       59  Chairman and Chief Executive Officer   01-01-96
                           President and Chief Executive Officer  12-09-93

LARRY L. WEYERS        50  President and Chief Operating Officer  01-01-96

PHILLIP M. MIKUlSKY    47  Vice President-Development             09-01-95

PATRICK D. SCHRICKEL   51  Vice President                         12-09-93

RALPH G. BAETEN        52  Treasurer                              12-09-93

DIANE L. FORD          42  Controller                             12-15-93

FRANCIS J. KICSAR      56  Secretary                              01-01-96


     Reflected in the information above are the officer changes, announced by the Company, effective January 1, 1996: Daniel A. Bollom (age 59) assumed the position of Chairman and Chief Executive Officer, Larry L. Weyers (age 50) assumed the position of President and Chief Operating Officer, and Francis J. Kicsar (age 56) assumed the position of Secretary replacing Robert H. Knuth (Assistant Vice President-Secretary), who retired December 31, 1995.



EXECUTIVE OFFICERS OF WISCONSIN PUBLIC SERVICE CORPORATION ("WPSC")
-------------------------------------------------------------------
                             Current Position and Business         Effective
Name and Age               Experience During Past Five Years         Date
-------------------------  ------------------------------------    ---------

DANIEL A. BOLLOM       59  Chairman and Chief Executive Officer    01-01-96
                           President and Chief Executive Officer   03-01-91
                           President and Chief Operating Officer   06-01-89

LARRY L. WEYERS        50  President and Chief Operating Officer   01-01-96
                           Senior Vice President-Power Supply
                            and Engineering                        08-01-95
                           Vice President-Power Supply
                            and Engineering                        05-09-94
                           Vice President-Energy Supply            01-01-92
                           Assistant Vice President-Energy Supply  07-01-90

DANIEL P. BITTNER      52  Senior Vice President-Customer
                            Service                                05-09-94
                           Senior Vice President-Finance           03-01-92
                           Vice President-Treasurer                02-01-89

RICHARD A. KRUEGER     58  Senior Vice President-Sales
                            and Marketing                          05-09-94
                           Senior Vice President-Power Supply
                            and Engineering                        07-01-89




PATRICK D. SCHRICKEL   51  Senior Vice President-Finance
                            and Corporate Services                 05-09-94
                           Senior Vice President-Operations        06-01-89

CLARK R. STEINHARDT    54  Senior Vice President-Nuclear Power     06-01-91
                           Vice President-Nuclear Power            06-01-90

J. GUS SWOBODA         60  Senior Vice President-Human and
                            Corporate Development                  05-09-94
                           Senior Vice President-Marketing and
                            Corporate Services                     10-01-89

RALPH G. BAETEN        52  Vice President-Treasurer                08-01-95
                           Treasurer                               03-01-92
                           Insurance and Benefits Director         05-01-87

RICHARD E. JAMES       42  Vice President-Corporate Planning       08-01-95
                           Assistant Vice President-Corporate
                            Planning                               05-09-94
                           Assistant Vice President-Rates and
                            Economic Evaluation                    03-01-92
                           Manager-Rates and Economic Evaluation   01-01-89

BERNARD J. TREML       46  Vice President-Human Resources          05-09-94
                           Assistant Vice President-Human
                            Resources                              07-01-93
                           Manager-Human Resources                 08-01-92
                           Manager-Marketing Programs and
                            Services                               08-01-91
                           Manager-Retail Marketing                07-01-90

DAVID W. SCHONKE       62  Assistant Vice President-Electric
                            Distribution Engineering               06-01-86

GLEN R. SCHWALBACH     50  Assistant Vice President-Gas
                             Engineering and Supply                06-01-90

DIANE L. FORD          42  Controller                              03-01-92
                           Administrator-Corporate Accounting      05-01-87

FRANCIS J. KICSAR      56  Secretary                               01-01-96
                           Assistant Secretary                     03-01-92
                           Director-Corporate Tax                  10-01-76

        Reflected in the information above are the officer changes, announced by WPSC, effective January 1, 1996: Daniel A. Bollom (age
59) assumed the position of Chairman and Chief Executive Officer, Larry L. Weyers (age 50) assumed the position of President and Chief Operating Officer, and Francis J. Kicsar (age 56) assumed the position of Secretary replacing Robert H. Knuth (Assistant Vice President-Secretary), who retired December 31, 1995.

NOTE: All ages for the Company and WPSC are as of December 31, 1995. None of the executives listed above for the Company or for WPSC are related by blood, marriage, or adoption to any of the other officers listed or to any director of the Registrant. Each officer shall hold office until his or her successor shall have been duly elected and qualified, or until his or her death, resignation, disqualification, or removal.

PAGE

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS


WPS RESOURCES CORPORATION COMMON STOCK Two-Year Comparison (1)


                            Dividends
Share Data                  Per Share      Price Range
----------                  ---------   -----------------

     1995                                High       Low
                                        ------     ------
           1st Quarter      $ .455      29-3/4     26-3/4

           2nd Quarter        .455      29-7/8     27-7/8

           3rd Quarter        .465      30-3/4     28-1/8

           4th Quarter        .465      34-1/4     30-1/4
                            ------
                 Total      $1.84

    1994

           1st Quarter      $ .445      33-5/8     28

           2nd Quarter        .445      30-3/4     27-3/8

           3rd Quarter        .455      30-3/8     27

           4th Quarter        .455      28-3/8     26-1/4
                            ------
                 Total      $1.80

-----

(1) The dividends paid to public shareholders for the first three quarters of 1994 were paid by WPSC. As a result of the reorganization described in Part I, Item 1A, WPS RESOURCES CORPORATION, at page 1, the dividends for the fourth quarter of 1994 and for all subsequent quarters were paid by the Company.

   WPSC, the Company's principal subsidiary, is restricted by a PSCW order to paying normal common stock dividends of no more than 109% of the previous year's common stock dividend without prior notice to the PSCW.

   Effective January 15, 1996 a special common stock dividend of $11,000,000 was declared by WPSC to be paid to the Company, the parent holding company. The special dividend will allow WPSC's equity capitalization ratio to remain at approximately 54% as approved by the PSCW for ratemaking. The dividend was paid in January 1996.

Common Stock

     Listed on the New York and Chicago Stock Exchanges

     Ticker Symbol: WPS

     Transfer Agent and Registrar:

        Firstar Trust Company
        P.O. Box 2077
        Milwaukee, Wisconsin 53201

     As of December 31, 1995, there were 24,341 common stock shareholders of record.


See also Items 6 and 8 below.

ITEM 6. SELECTED FINANCIAL DATA

             WPS RESOURCES CORPORATION
             COMPARATIVE FINANCIAL STATEMENTS AND
             FINANCIAL STATISTICS (1991 TO 1995)

             A.   CONSOLIDATED STATEMENTS OF INCOME

=========================================================================================================
CONSOLIDATED STATEMENTS OF INCOME
Year Ended December 31
(Thousands, except share amounts)              1995         1994         1993         1992         1991
---------------------------------------------------------------------------------------------------------
Operating revenues
Electric                                    $489,000     $480,816     $493,256     $477,625     $471,277
Gas                                          229,925      192,979      187,376      157,177      152,222
Other                                            923            -            -            -            -
---------------------------------------------------------------------------------------------------------
Total operating revenues                     719,848      673,795      680,632      634,802      623,499
=========================================================================================================
Operating expenses
Electric production fuels                    104,858      111,011      114,051      123,866      131,054
Purchased power                               39,593       38,631       30,703       29,594       32,886
Gas purchased for resale                     170,236      137,014      133,347      109,890      103,189
Other operating expenses                     154,445      148,917      148,270      135,614      128,820
Maintenance                                   50,761       49,983       51,597       46,436       48,223
Depreciation and decommissioning              65,627       56,365       60,609       58,592       55,687
Taxes other than income                       25,921       26,063       25,204       24,459       23,034
---------------------------------------------------------------------------------------------------------
Total operating expenses                     611,441      567,984      563,781      528,451      522,893
=========================================================================================================
Operating income                             108,407      105,811      116,851      106,351      100,606
---------------------------------------------------------------------------------------------------------
Other income
Allowance for equity funds
  used during construction                       170          108          287          494          113
Other, net                                     6,080        4,473        3,356        6,076        4,351
---------------------------------------------------------------------------------------------------------
Total other income                             6,250        4,581        3,643        6,570        4,464
=========================================================================================================
Income before interest expense               114,657      110,392      120,494      112,921      105,070
---------------------------------------------------------------------------------------------------------
Interest on long-term debt                    22,859       23,407       24,393       25,662       22,127
Other interest                                 2,604        1,796        1,562        1,477        2,908
Allowance for borrowed funds
  used during construction                       (68)        (139)        (200)        (542)        (193)
---------------------------------------------------------------------------------------------------------
Total interest expense                        25,395       25,064       25,755       26,597       24,842
=========================================================================================================
Income before income taxes                    89,262       85,328       94,739       86,324       80,228
Income taxes                                  30,808       29,526       32,539       28,322       26,056
Preferred stock dividends of subsidiary        3,111        3,111        3,311        3,237        3,237
---------------------------------------------------------------------------------------------------------
Net income                                  $ 55,343     $ 52,691     $ 58,889     $ 54,765     $ 50,935
=========================================================================================================
Shares of common stock outstanding
At December 31                                23,897       23,897       23,897       23,846       22,889
Average                                       23,897       23,897       23,888       23,350       22,889
Earnings per average share of common stock     $2.32        $2.21        $2.47        $2.35        $2.23
Dividend per share of common stock              1.84         1.80         1.76         1.72         1.68
=========================================================================================================

PAGE

ITEM 6. SELECTED FINANCIAL DATA

             WPS RESOURCES CORPORATION
             COMPARATIVE FINANCIAL STATEMENTS AND
             FINANCIAL STATISTICS (1991 TO 1995)

             B.   CONSOLIDATED BALANCE SHEETS


========================================================================================================
Consolidated Balance Sheets
At December 31 (Thousands)                    1995         1994         1993         1992         1991
========================================================================================================
Assets
========================================================================================================
Utility plant
Electric                                  $1,449,201   $1,423,316   $1,386,007   $1,354,579   $1,277,913
Gas                                          229,992      203,384      184,234      173,012      164,038
--------------------------------------------------------------------------------------------------------
Total                                      1,679,193    1,626,700    1,570,241    1,527,591    1,441,951
Less - Accumulated depreciation
  and decommissioning                        905,519      846,505      801,056      748,427      695,586
Total                                        773,674      780,195      769,185      779,164      746,365
Nuclear decommissioning trusts, at cost       82,109       64,147       56,699       51,023       45,504
Nuclear fuel, net                             14,275       19,417       17,981       16,880       18,704
--------------------------------------------------------------------------------------------------------
Net utility plant                            870,058      863,759      843,865      847,067      810,573
========================================================================================================
Current assets                               186,085      170,015      180,140      160,331      165,393
Regulatory and other assets                  210,600      183,501      174,836      138,152       97,571
--------------------------------------------------------------------------------------------------------
Total assets                              $1,266,743   $1,217,275   $1,198,841   $1,145,550   $1,073,537
========================================================================================================



========================================================================================================
Capitalization and Liabilities
========================================================================================================
Capitalization
Common stock equity                       $  463,441   $  446,540   $  433,724   $  413,226   $  369,298
Preferred stock of subsidiary
  with no mandatory redemption                51,200       51,200       51,200       51,200       51,200
Long-term debt of subsidiary                 306,590      309,945      314,225      321,498      332,907
--------------------------------------------------------------------------------------------------------
Total capitalization                         821,231      807,685      799,149      785,924      753,405
========================================================================================================
Liabilities
Short-term borrowings                         26,500       22,500       21,000       20,000       13,000
Bond sinking fund requirements and maturing
  first mortgage bonds of subsidiary               -            -            -        8,726          235
Deferred income taxes                        135,958      126,639      138,952      169,012      160,703
Other liabilities and credits                283,054      260,451      239,740      161,888      146,194
--------------------------------------------------------------------------------------------------------
Total liabilities                            445,512      409,590      399,692      359,626      320,132
========================================================================================================
Total capitalization and liabilities      $1,266,743   $1,217,275   $1,198,841   $1,145,550   $1,073,537
========================================================================================================

ITEM 6. SELECTED FINANCIAL DATA

             WPS RESOURCES CORPORATION
             COMPARATIVE FINANCIAL STATEMENTS AND
             FINANCIAL STATISTICS (1991 TO 1995)

             C.   FINANCIAL STATISTICS

========================================================================================================
Year Ended December 31                                1995       1994       1993       1992       1991
--------------------------------------------------------------------------------------------------------
Stock price                                             $34    $26-3/4    $33-5/8    $31-3/4    $28-1/4
========================================================================================================
Coverage
Times interest earned before income taxes              4.00       4.19       4.49       3.99       4.00
Times interest earned after income taxes               3.03       3.09       3.29       3.01       3.03
Times interest and preferred dividends
  earned after income taxes                            2.70       2.77       2.93       2.71       2.70
========================================================================================================
Book value per share                                 $19.39     $18.69     $18.18     $17.33     $16.14
========================================================================================================
Return on average equity                              11.7%      11.4%      13.1%      13.2%      13.1%
========================================================================================================
Capitalization ratios
Common equity including ESOP                           56.4       55.3       54.3       52.6       49.0
Preferred stock                                         6.2        6.3        6.4        6.5        6.8
Long-term debt                                         37.4       38.4       39.3       40.9       44.2
========================================================================================================
Percent long-term debt to net utility plant            35.2       35.9       37.2       38.0       41.1
========================================================================================================
Average rate
Bonds                                                   7.1        7.1        7.1        7.8        8.2
Preferred stock                                         6.1        6.1        6.1        6.3        6.3
========================================================================================================
Number of shareholders
Common stock                                         24,341     25,395     25,240     25,983     24,943
Preferred stock                                       3,165      3,372      3,577      4,167      4,332
========================================================================================================
Number of employees                                   2,547      2,578      2,603      2,631      2,619
========================================================================================================
Weather information
Cooling degree days                                     808        519        432        213        686
Cooling degree days as a percent of normal           170.1%     107.0%      86.2%      43.3%     136.9%
Heating degree days                                   7,813      7,578      7,916      7,670      7,544
Heating degree days as a percent of normal            98.0%      95.5%     100.2%      96.2%      94.6%
========================================================================================================

ITEM 6. SELECTED FINANCIAL DATA

             WISCONSIN PUBLIC SERVICE CORPORATION
             COMPARATIVE FINANCIAL STATEMENTS AND
             FINANCIAL STATISTICS (1991 TO 1995)

             D.   SELECTED FINANCIAL DATA




====================================================================================
                                            1995     1994     1993     1992     1991
                                                           (Millions)
------------------------------------------------------------------------------------
Operating Revenues                         663.7    662.8    680.6    634.8    623.5

Net Income                                  59.2     55.8     62.2     58.0     54.2

Total Assets (At December 31)            1,233.4  1,205.2  1,198.8  1,145.6  1,073.5

Long-Term Debt, Net (At December 31)       312.7    316.1    314.2    321.5    332.9

====================================================================================

PAGE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION OF
        WPS RESOURCES CORPORATION AND
        WISCONSIN PUBLIC SERVICE CORPORATION

RESULTS OF OPERATIONS

WPS Resources Corporation ("the Company") is a holding company.
Approximately 92% and 97% of the Company's 1995 revenues and assets, respectively, are derived from Wisconsin Public Service Corporation ("WPSC"), an electric and gas utility.

Overview of 1995 Compared to 1994

Earnings per share increased 5.0% from $2.21 in 1994 to $2.32 in 1995. The most significant reasons for this change were higher electric margins due to burning less expensive low sulfur coal and increased sales volume.

1995 Compared to 1994

Electric Operations

Electric margins increased by $13.4 million (see table below), or 4.0%, due primarily to increased sales volumes and decreased coal costs which were partially offset by a 2.6% Wisconsin retail rate reduction effective January 1, 1995.

=================================================================
ELECTRIC MARGINS ($000)           1995        1994        1993
-----------------------------------------------------------------
Revenues                        $489,000    $480,816     $493,256
Fuel and purchases               144,451     149,642      144,754
-----------------------------------------------------------------
Margins                         $344,549    $331,174     $348,502
=================================================================
Sales (kWh 000)               10,978,131  10,552,017   10,150,913
=================================================================

The Public Service Commission of Wisconsin ("PSCW") allows WPSC to pass on to its customers, through a fuel adjustment clause, changes in the cost of fuel and purchased power within a specified range. WPSC is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs.

Electric operating revenues increased $8.2 million, or 1.7%. Electric revenues were higher due to a 4.0% increase in kilowatt-hour ("kWh") sales. This was partially offset by a 2.6% decrease in retail Wisconsin rates that took effect on January 1, 1995. Residential and commercial and industrial kWh sales increased 5.9% and 4.9%, respectively, due to warmer summer weather and customer growth. Wholesale kWh sales decreased .4% due primarily to lower demand by WPSC's largest wholesale customer.

Electric fuels and purchases decreased $5.2 million, or 3.5%. Coal-related costs decreased $12.1 million, or 11.4%, due to burning less expensive low sulfur coal. However, this was partially offset by increased coal-fired generation of $4.8 million, or 5.4%, and higher purchased power of $1.0 million, or 2.5%, due to warmer weather and increased plant outages resulting from maintenance at certain plants.

Gas Operations

Gas margins increased by $3.7 million (see table below), or 6.7%, due to WPSC customer growth and colder weather and increased sales attributable to WPS Energy Services, Inc. ("ESI"), an energy marketing subsidiary which began operations in 1994. ESI's sales reduced overall margin per therm for the Company, since the margin on "commodity sales" is lower than the margin on WPSC's gas distribution sales.

=================================================================
GAS MARGINS ($000)                1995        1994        1993
-----------------------------------------------------------------
Revenues                       $229,925     $192,979     $187,376
Purchase costs                  170,236      137,014      133,347
-----------------------------------------------------------------
Margins                        $ 59,689     $ 55,965     $ 54,029
=================================================================
Volume (Therms 000)             910,149      632,972      568,515
=================================================================

The PSCW allows WPSC to pass on to customers, through a purchased gas adjustment clause, changes in the cost of gas.

Gas operating revenues increased $36.9 million, or 19.1%. The $36.9 million increase is comprised of a $44.3 million increase in revenues attributable to sales by ESI and an offsetting decrease of $7.4 million at WPSC due to lower gas costs.

Gas purchased for resale showed a net increase of $33.2 million, or 24.2%. Gas purchases increased $43.3 million due to ESI's sales and were offset by lower gas costs at WPSC of $10.1 million.

Other Revenues

Other operating revenues increased $.9 million from 1994. This represents consulting, construction, and investment revenue from ESI and WPS Power Development, Inc. ("PDI"), a company organized to participate in the development of electric generation projects and to provide services to the unregulated electric power generation industry.

Other

Other operating expenses increased $5.5 million, or 3.7%. The majority of this increase is attributable to increased operating expenses at ESI and PDI.

Depreciation and decommissioning expense increased $9.2 million or 16.4%. There were two primary factors for this increase. The first factor was an increase in decommissioning funding of $5.0 million that was reflected in customer rates which became effective January 1, 1995. The second factor was additional decommissioning expense recorded to offset a $1.1 million gain on the decommissioning portfolio discussed below and $2.4 million in higher trust earnings.

There were three significant nonrecurring items impacting other income in 1995. First, a $1.6 million pretax gain was realized on the decommissioning portfolio from the sale of certain investments. Second, $1.2 million in insurance proceeds was received as the result of the death of a retired WPSC executive. Third, these gains were partially offset by a $2.7 million loss resulting from cancellation of the Rhinelander Energy Center project.

1994 Compared to 1993

Electric margins declined by $17.3 million, or 5.0%, primarily due to reduced electric rates.

Electric operating revenues decreased $12.4 million, or 2.5%, primarily due to a 4.2% reduction in Wisconsin retail rates which took effect January 1, 1994. Electric revenues also were reduced .5% in May 1994 as a result of reduced fuel costs. These decreases were partially offset by a 4.0% increase in kWh sales. Residential and commercial and industrial kWh sales increased

PAGE

2.4% and 4.9%, respectively, due to a warmer summer and customer growth. Wholesale kWh sales increased 3.0%.

Electric fuels and purchases increased $4.9 million, or 3.4%, reflecting increased sales, offset in part by reduced production costs. Electric production fuels decreased $3.0 million, or 2.7%, even though generation was up 1.3%. This decrease in fuel costs per kWh of 5.4% was primarily the result of purchasing less expensive coal on the spot market. Purchased power costs were higher by $7.9 million, or 25.8%. This was the result of a 19.9% increase in kWh purchases due to the severe cold weather in the first quarter of the year which forced WPSC to purchase expensive spot market electricity, and the Soo Line railroad strike during the second half of the year which impacted WPSC's ability to operate its coal-fired units.

Gas margins increased by $1.9 million, or 3.6%, due to customer growth.

Maintenance expense decreased $1.6 million, or 3.1%, due to lower maintenance activity at the Kewaunee Nuclear Power Plant ("Kewaunee") and due to less electric transmission and distribution maintenance.

Depreciation and decommissioning expenses decreased $4.2 million, or 7.0%. The primary cause was a rate order from the PSCW which took effect January 1, 1994 reducing the annual depreciation provision by an estimated $5.8 million. This was offset by higher decommissioning expense of approximately $1.1 million.

Federal and state income taxes decreased $3.0 million, or 9.4%, due to lower earnings.

BALANCE SHEET

1995 Compared to 1994

Customer receivables and accrued utility revenues increased $28.0 million as a result of colder than normal weather experienced in December 1995.

Environmental remediation liabilities increased $14.8 million due to higher estimates for gas plant site cleanup based on additional studies completed in 1995.

FINANCIAL CONDITION

WPSC requires large investments in capital assets used to deliver electric and gas services. As a result, most of the Company's capital requirements relate to WPSC's construction expenditures. WPSC maintains good liquidity levels and a financial condition considered to be strong by analysts. Internally-generated funds closely approximate the utility's cash requirements. No external funding difficulties are anticipated. Pre-tax interest coverage was 4.0 times for the year ended December 31, 1995. WPSC's bond ratings are AA+ (Standard & Poor's), Aa2 (Moody's), and AA+ (Duff & Phelps).

WPSC is restricted by a PSCW order from paying normal common stock dividends of more than 109% of the previous year's common stock dividends without PSCW approval. Also, Wisconsin law prohibits WPSC from making loans to the Company and its subsidiaries and from guaranteeing their obligations. On January 15, 1996, a special common stock dividend of $11 million was declared by WPSC to be paid to the Company. The special dividend allows WPSC's equity capitalization ratio to remain at approximately 54%, the level approved by the PSCW in a recent rate case. The dividend was paid in January 1996.

For the three-year period 1996 to 1998, internally-generated funds at WPSC should exceed construction expenditures, estimated at $216 million, by $38 million. These expenditures are comprised of $140 million for electric construction, $20 million for nuclear fuel, $35 million for gas construction, and $21 million for other construction expenditures.

In early 1996, WPS Leasing, Inc. ("Leasing"), a subsidiary of WPSC, expects to purchase an additional unit train for approximately $8.8 million. This purchase will be funded with long-term debt. Leasing expects to refinance the current loan from the Company with funds from an external source. As of December 31, 1995, the current loan was $6.1 million and carried an interest rate of 8.76%.

WPSC received a two-year rate order from the PSCW which became effective January 1, 1995. Previously, rate orders

PAGE
were issued annually. This new rate order decreased electric retail rates by 2.6% while retail gas rates remained at current levels. This order also increased the authorized rate of return on common equity from 11.3% to 11.5%.

Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, became effective in March 1995. This statement imposes a stricter criterion for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company will adopt this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations based on the current regulatory structure. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric and gas industries and as regulatory policy regarding recovery of stranded investment is developed.

SFAS No. 123, Accounting for Stock-Based Compensation, becomes effective in 1996. This statement permits, but does not require, companies to change their accounting for stock based compensation. This statement also requires additional disclosures. The Company expects to adopt only the disclosure provision of the statement.

Plans to construct the Rhinelander Energy Center ("REC") were canceled in 1995. The REC would have been a 123-megawatt cogeneration facility and would have provided steam and electricity to the Rhinelander Paper Company, Inc. ("Rhinelander") in Rhinelander, Wisconsin and electricity to WPSC's customers. Plans for the REC were originally announced in August of 1992. Following an in-depth financial analysis and a lengthy negotiation process, Rhinelander terminated negotiations. WPSC and Rhinelander had been negotiating since November of 1994 when the PSCW selected the REC as the best project from 13 proposals to meet WPSC's future electrical needs.

As a result of this cancellation, WPSC signed a 25-year agreement in November 1995 to purchase power from Polsky Energy Corporation ("Polsky"), an independent power producer proposing to build a plant adjacent to the Nicolet Paper Company mill in De Pere, Wisconsin.
This was the second project chosen by the PSCW from the 13 proposals referred to above. The first phase of the project calls for the completion of a 179-megawatt combustion turbine facility in 1999. The second phase, scheduled to be in service in 2004, converts the facility into a combined cycle unit and increases the total capacity to 232 megawatts.

The Polsky project is in the second stage of a two-stage Certificate of Public Convenience and Necessity ("CPCN") permitting process prescribed by the PSCW. Construction of the Polsky project is contingent upon a PSCW determination in Stage 2 of the CPCN process that WPSC will need the electric capacity provided by the proposed plant. A recent WPSC load forecast suggests that this capacity may not be needed. A final decision on Stage 2 of the CPCN for the Polsky project is expected in 1997. If the PSCW approves the Polsky project, it will be accounted for as a capitalized lease, based on the criteria set forth in SFAS No. 13, Accounting for Leases. This would result in the Company recording a plant asset of approximately $110 million, with an offsetting amount of long-term debt.

TRENDS

WPSC follows SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, and its financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating the utility. These include the PSCW, 90% of revenues, the Michigan Public Service Commission ("MPSC"), 2% of revenues, and the Federal Energy Regulatory Commission ("FERC"), 8% of revenues. In addition, Kewaunee is regulated by the Nuclear Regulatory Commission ("NRC"). Environmental matters are primarily governed by the Environmental Protection Agency and the Wisconsin Department of Natural Resources.

The single most important development in the electric utility industry is the trend toward increased competition brought about by a combination of new legislation, changing regulation, and market forces.

Transmission access, mandated by the Energy Policy Act of 1992, and increased competition in the wholesale power segment of the business have put pressure on profit margins. Certain segments of the industry could become deregulated. Low-cost energy producers, such as WPSC, are in a position to benefit from competitive markets.

In March 1995, the FERC issued a notice of proposed rulemaking which would: (1) require utilities under the FERC's jurisdiction, including WPSC, to file non-discriminatory open access transmission tariffs which would be available to all wholesale buyers and sellers of electric energy, (2) require utilities to take service under the tariffs for their own wholesale sales and purchases of electric energy, and (3) provide utilities with an opportunity to recover stranded costs (i.e., unrecovered investment in facilities that are no longer economical to operate). When implemented, this regulatory initiative might force investor-owned utilities to separate generation, transmission, and distribution functions in order to create a level playing field where they can compete with municipal utilities, cooperatives, independent power producers, energy marketers, and brokers.

As a result, WPSC is developing and implementing strategies to deal with transmission access and potential stranded investment. WPSC will develop a separate internal transmission group to fulfill the functional unbundling requirement. WPSC has also filed comparable transmission access tariffs which have been accepted for use, subject to refund. Comparable transmission access tariffs, as defined by the FERC, provide transmission access to other parties on the same terms and conditions that WPSC provides transmission service to itself. Approval of these tariffs is contingent upon a number of considerations including the FERC's final rulemaking expected later in 1996.

In December 1995, the PSCW outlined its plan for restructuring the electric industry in Wisconsin. Utilities are required to develop detailed plans illustrating how they plan to separate generation, transmission, distribution, and energy service functions into separate business units and establish transfer prices for use between the business units.

Under the PSCW plan, the competitive market for new generation would be enhanced by modifying the present bidding process and replacing the Advance Plan process with a "strategic evaluation" process. The PSCW also concluded that the economic benefits and responsibilities of existing generation belong to present customers.

The PSCW would continue transmission regulation by retaining control over planning and siting of transmission facilities. To limit the market power of current transmission owners, the PSCW proposes moving either to appointment of an independent transmission system operator or to organization of a single state-wide transmission system.

As part of its continuing assessment of retail access, the PSCW would establish broad pricing reforms for customer segments and quality of service standards. The PSCW would retain jurisdiction over low income programs, the winter moratorium on disconnection, demand-side management, renewables, and research and development funding. A Public Benefits Advisory Board would be formed to advise the PSCW on conservation and renewable resource issues.

The Wisconsin Legislature is not expected to consider electric restructuring until 1997. In the meantime, the PSCW, utility companies, various advocacy groups, and utility customers will continue to dialogue in an effort to reach a consensus on when and how to introduce competition into the electric marketplace. The PSCW timetable would provide all retail electric customers with energy supply choices by 2001.

FERC Order 636 prompted the PSCW to examine the regulation of the natural gas distribution business in Wisconsin. In September 1995, the PSCW tentatively concluded that once a class of customers has access to the competitive marketplace, they will be expected to purchase gas from unregulated suppliers, and that utilities could be required to offer unbundled pricing and service choices to their natural gas customers. These PSCW issues will be the subject of additional hearings in 1996. These issues are of particular interest to larger customers.

The MPSC initiated a similar process to address gas industry restructuring by forming a committee of interested parties to consider changes in the gas cost recovery mechanism, service unbundling, curtailment issues, and storage issues. In June 1996, the committee is expected to furnish the MPSC with a report identifying issues and recommending restructuring alternatives.

As a result of the changes occurring in the electric industry, several mergers have been announced in the region, and are in the process of seeking regulatory approval.

WPSC is currently investigating the need for environmental cleanup of eight manufactured gas plant sites which it previously operated. WPSC engaged an environmental consultant to develop cleanup cost estimates for the seven sites at which either a Phase I or Phase II site investigation had been completed. The estimated cleanup cost ranges in current dollars for each of the seven sites are: Green Bay from $4.1 to $5.3 million, Two Rivers from $3.9 to $4.0 million, Oshkosh from $3.3 to $4.5 million, Marinette from $5.6 to $6.8 million, Sheboygan I from $2.7 to $3.9 million, Sheboygan II from $12.2 to $13.4 million, and Stevens Point from $1.4 to $1.9 million. The estimates assume excavation of contaminated soils, thermal treatment of soils, disposal of treatment residuals, on-site groundwater extraction, and treatment and post-cleanup monitoring for 25 years. The cost estimates for six of the sites (Green Bay, Two Rivers, Oshkosh, Marinette, Sheboygan I, and Sheboygan II) assume, in addition to those items previously noted, removal and disposal of contaminated river sediments. The consultant has yet to perform a detailed investigation of the Menominee site; therefore, comparable information on this site is not available. WPSC used the estimate for the Stevens Point site as a basis for making a projection of $1.5 to $1.9 million on cleanup costs at the Menominee site. Both sites are relatively small and are not located adjacent to rivers.

The range of future investigation and cleanup costs for all eight sites is estimated to be from $34.7 million to $41.7 million. Remediation expenditures would be made over the next 33 years. WPSC has recorded a liability with an offsetting regulatory asset, which represents WPSC's current estimate of cleanup costs for all eight sites. The liability represents a $14.8 million increase from the December 31, 1994 estimate of $26.9 million as a result of information obtained in the new 1995 studies. Based on discussions with regulators and a recent rate order in Wisconsin, management believes that these costs (but not the carrying costs associated with the amounts expended) will be recoverable in future customer rates after the amounts are expended.

As additional investigations and initial remedial actions are completed, these estimates may be adjusted and these adjustments could be significant. Other factors that can affect these estimates are changes in remedial technology and regulatory requirements. The estimates presented above do not take into consideration any recovery from insurance carriers or other third parties which WPSC is pursuing. Due to the anticipated regulatory treatment, adjustments to the estimated liability do not have an immediate impact on net income.

In addition, WPSC has been notified that it is a minor participant in a number of waste disposal site cleanup efforts. However, no significant costs are anticipated to clean up these sites.

Federal Clean Air Act Amendments ("the Act") were enacted in 1990. The Act establishes stringent sulfur dioxide and nitrogen oxide emission limitations. Wisconsin previously had enacted laws to limit sulfur emissions. Today, WPSC meets the sulfur dioxide emission standards scheduled to take effect in the year 2000 as a result of switching to lower-sulfur fuels. However, some additional capital expenditures will be required to upgrade existing equipment and to monitor emission levels. These expenditures are estimated to be in the range of $3 to $5 million between 1996 and 1999.

In 1995, WPSC initiated a new demand-side management("DSM") program which involves loans and shared savings. Prior to 1995, DSM expenditures were recovered from all customers. The new program provides that those who benefit from energy-saving programs will finance them. As of December 31, 1995, WPSC had $44.1 million of deferred DSM expenditures which will be recovered in future customer rates.

The Kewaunee Nuclear Power Plant ("Kewaunee") is operated by WPSC. WPSC has a 41.2% ownership interest in Kewaunee which it owns jointly with two other utilities. Kewaunee is operating with a license which expires in 2013.

Operating and maintenance costs at Kewaunee have been reduced more than 25% over the last three years. Continued reduction of costs, while not sacrificing safety and reliability, is planned to keep Kewaunee cost competitive. The NRC recently rated Kewaunee superior (Category 1) in all areas: maintenance, operations, engineering, and plant support.

The steam generator tubes at Kewaunee are susceptible to corrosion characteristics seen throughout the nuclear industry. During the first quarter of 1995, Kewaunee was shutdown for scheduled maintenance and refueling. Inspection of the steam generators revealed increased levels of tube degradation. Prior to the shutdown, the equivalent of approximately 12% of the tubes in the steam generators were plugged with no loss of capacity. When the plant was returned to service in May 1995, approximately 21% of the tubes were plugged, resulting in an initial capacity reduction of approximately 4%. Approximately half of this lost capacity has been recovered through operating modifications. The ultimate small reduction in capacity did not affect earnings in 1995 because of operating and maintenance cost savings and capacity recovery efforts at Kewaunee.

As a result of the need to keep Kewaunee cost competitive and to address the repair or replacement of the steam generators, the owners of Kewaunee have been and are continuing to evaluate various alternatives to deal with the potential future loss of capacity resulting from the continuing degradation of the steam generator tubes. As part of this evaluation, the following actions are being taken:

     (a) A request has been submitted to the NRC to redefine the pressure boundary point of the repaired steam generator tubes (sleeved tubes), which have been removed from service by plugging, in order to allow the return of many of the sleeved tubes to service. If the request is granted, and even if additional degraded tubes would be discovered during the next planned shutdown in the fall of 1996, Kewaunee should be able to return to near full capacity at that time.

     (b) A request will be submitted to the NRC to allow the owners to pursue welded repair technologies to repair existing sleeved tubes in an effort to return plugged tubes to service. Although welded tube repair technologies exist, such technologies have not yet been approved by the NRC.

     (c) Continuing evaluations are being performed with respect to the economics of replacing the steam generators.
          Replacement of steam generators is estimated to cost approximately $100 million, exclusive of additional purchase power costs associated with an extended shutdown.

     (d) WPSC is evaluating the need to accelerate the collection of funds for decommissioning and the recovery of existing investment.

WPSC believes Kewaunee can remain cost competitive and generate economically until the expiration of the operating license in 2013, but that it is probable that this cannot be achieved without replacement of the steam generators. There are many uncertainties which may impact the future operations of Kewaunee such as steam generator tube damage and degradation rates, development of repair technologies, regulatory approvals, and changes in power generation economics which can lead to continued repair strategies, a steam generator replacement decision, or a decision to retire Kewaunee earlier than the year 2013.

As operator of Kewaunee and based on our current view of future energy prices, WPSC believes it is prudent to seek prompt regulatory approval to replace the steam generators. A consensus in this regard has not been reached with the other owners of Kewaunee and will be the subject of further discussion. Steam generator replacement, in the opinion of WPSC management, would reduce the financial risks that would be associated with an unplanned shutdown due to continued steam generator degradation.

IMPACT OF INFLATION

Current financial statements are prepared in accordance with generally accepted accounting principles and report operating results in terms of historic cost. They provide a reasonable, objective, and quantifiable statement of financial results; but they do not evaluate the impact of inflation. Under rate treatment prescribed by the utility's regulatory commissions, projected operating costs are recoverable in revenues. Because forecasts are prepared assuming inflation, the majority of inflationary effects on normal operating costs are recoverable in rates. However, in these forecasts, WPSC is only allowed to recover the historic cost of plant via depreciation.

Although new rates will not be implemented in 1996 due to the new two-year rate order policy in the Wisconsin jurisdiction, management believes inflation will be offset by the impact of customer growth and increased productivity.

---------------------------------------------------------------------
Description of Graphs Accompanying Management Discussion and Analysis
---------------------------------------------------------------------

     Heading
     -------
     Return on Common Equity
     1991-1995
     Percent

     Scale
     -----
     The scale is shown on right side of the graph running from 0 to 14 percent in increments of two.

     Data Values
     -----------
     There is a bar for each year from 1991 through 1995. The values are 13.1, 13.2, 13.1, 11.4, and 11.7, respectively, for the years 1991 through 1995.

     Explanation of Graph
     --------------------
     The Company's returns on common equity are determined in large part by the returns authorized for WPSC by the PSCW. The authorized returns were 13.1%, 12.8%, 12.3%, and 11.5%, respectively, before giving consideration to earnings on deferred investment tax credits.

---------------------------------------------------------------------

     Heading
     -------
     Electric Steam Fuel Costs
     1991-1995
     Cents per million Btu

     Scale
     -----
     The scale is shown on the right side of the graph running from 0 to 160 in increments of 20.

     Data Values
     -----------
     There is a bar for each year from 1991 through 1995. The values are 147.532, 136.965, 121.949, 116.782, and 106.320, respectively, for the years 1991 through 1995.

---------------------------------------------------------------------

     Heading
     -------
     Electric Sales
     1991-1995
     Megawatt-Hours (Thousands)

     Scale
     -----
     The scale is shown on the right side of the graph running from 0 to 12 in increments of 2.

     Data Values
     -----------
     There is a bar for each year from 1991 through 1995. The values are 9,568, 9,747, 10,151, 10,552, and 10,978, respectively, for the years 1991 through 1995.

---------------------------------------------------------------------

     Heading
     -------
     Gas Deliveries
     1991-1995
     Therms (Millions)

     Scale
     -----
     The scale is shown on the right side of the graph running from 0 to 700 in increments of 100.

     Data Values
     -----------
     There is a bar for each year 1991 through 1995. Each bar has two parts, a lower black part that represents gas transported for others, and an upper part that represents natural gas sold to customers.

     The data values for the lower black portion of the bars are 229, 233, 221, 234, and 242, respectively, for the years 1991 through 1995.

     The data values for the entire bar are 314, 313, 348, 399, and 669, respectively, for the years 1991 through 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        WPS RESOURCES CORPORATION

        A.   CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

========================================================================================================
Year Ended December 31 (Thousands, except share amounts)            1995           1994           1993
--------------------------------------------------------------------------------------------------------
Operating revenues
Electric                                                          $489,000       $480,816       $493,256
Gas                                                                229,925        192,979        187,376
Other                                                                  923              -              -
--------------------------------------------------------------------------------------------------------
Total operating revenues                                           719,848        673,795        680,632
========================================================================================================
Operating expenses
Electric production fuels                                          104,858        111,011        114,051
Purchased power                                                     39,593         38,631         30,703
Gas purchased for resale                                           170,236        137,014        133,347
Other operating expenses                                           154,445        148,917        148,270
Maintenance                                                         50,761         49,983         51,597
Depreciation and decommissioning                                    65,627         56,365         60,609
Taxes other than income                                             25,921         26,063         25,204
--------------------------------------------------------------------------------------------------------
Total operating expenses                                           611,441        567,984        563,781
========================================================================================================
Operating income                                                   108,407        105,811        116,851
--------------------------------------------------------------------------------------------------------
Other income
Allowance for equity funds used during construction                    170            108            287
Other, net                                                           6,080          4,473          3,356
--------------------------------------------------------------------------------------------------------
Total other income                                                   6,250          4,581          3,643
========================================================================================================
Income before interest expense                                     114,657        110,392        120,494
--------------------------------------------------------------------------------------------------------
Interest on long-term debt                                          22,859         23,407         24,393
Other interest                                                       2,604          1,796          1,562
Allowance for borrowed funds used during construction                  (68)          (139)          (200)
--------------------------------------------------------------------------------------------------------
Total interest expense                                              25,395         25,064         25,755
========================================================================================================

Income before income taxes                                          89,262         85,328         94,739
Income taxes                                                        30,808         29,526         32,539
Preferred stock dividends of subsidiary                              3,111          3,111          3,311
--------------------------------------------------------------------------------------------------------
Net income                                                          55,343         52,691         58,889
========================================================================================================

Retained earnings at beginning of year                             297,592        287,915        271,220
Cash dividend on common stock                                      (43,970)       (43,014)       (42,045)
Other                                                                    -              -           (149)
--------------------------------------------------------------------------------------------------------
Retained earnings at end of year                                  $308,965       $297,592       $287,915
========================================================================================================

Average shares of common stock outstanding                          23,897         23,897         23,888
Earnings per average share of common stock                           $2.32          $2.21          $2.47
Dividend per share of common stock                                    1.84           1.80           1.76
========================================================================================================


The accompanying notes are an integral part of these statements.


PAGE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        WPS RESOURCES CORPORATION

        B.   CONSOLIDATED BALANCE SHEETS

========================================================================================================
Assets
--------------------------------------------------------------------------------------------------------
At December 31 (Thousands)                                                    1995                1994
--------------------------------------------------------------------------------------------------------
Utility plant
Electric                                                                  $1,441,126          $1,412,666
Gas                                                                          229,604             202,903
--------------------------------------------------------------------------------------------------------
Total                                                                      1,670,730           1,615,569
Less - Accumulated depreciation and decommissioning                          905,519             846,505
--------------------------------------------------------------------------------------------------------
Total                                                                        765,211             769,064
Nuclear decommissioning trusts                                                82,109              64,147
Construction in progress                                                       8,463              11,131
Nuclear fuel, less accumulated amortization                                   14,275              19,417
--------------------------------------------------------------------------------------------------------
Net utility plant                                                            870,058             863,759
========================================================================================================

Current assets
Cash and equivalents                                                           6,533              13,167
Customer and other receivables, net of reserves                               79,301              60,029
Accrued utility revenues                                                      37,586              28,820
Fossil fuel, at average cost                                                   8,701              10,505
Gas in storage, at average cost                                               10,076              15,787
Materials and supplies, at average cost                                       20,312              20,585
Prepayments and other                                                         23,576              21,122
--------------------------------------------------------------------------------------------------------
Total current assets                                                         186,085             170,015
========================================================================================================

Regulatory assets                                                            111,101             109,135
Investments and other assets                                                  99,499              74,366
========================================================================================================
Total                                                                     $1,266,743          $1,217,275
========================================================================================================

                                                     -43-
PAGE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        WPS RESOURCES CORPORATION

        B.   CONSOLIDATED BALANCE SHEETS (CONTINUED)

========================================================================================================
Capitalization and Liabilities
--------------------------------------------------------------------------------------------------------
At December 31 (Thousands)                                                    1995                1994
--------------------------------------------------------------------------------------------------------
Capitalization
Common stock equity                                                        $ 463,441           $ 446,540
Preferred stock of subsidiary
  with no mandatory redemption                                                51,200              51,200
Long-term debt                                                               306,590             309,945
--------------------------------------------------------------------------------------------------------
Total capitalization                                                         821,231             807,685
========================================================================================================

Current liabilities
Notes payable                                                                 15,000              10,000
Commercial paper                                                              11,500              12,500
Accounts payable                                                              67,483              66,643
Accrued taxes                                                                  1,744               1,152
Accrued interest                                                               8,378               8,068
Gas refunds                                                                    6,879               1,953
Other                                                                         14,668               5,541
--------------------------------------------------------------------------------------------------------
Total current liabilities                                                    125,652             105,857
========================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                            135,958             126,639
Accumulated deferred investment credits                                       30,447              32,172
Regulatory liabilities                                                        49,924              65,995
Environmental remediation liabilities                                         41,697              26,864
Long-term liabilities                                                         61,834              52,063
--------------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                             319,860             303,733
========================================================================================================

Commitments and contingencies (See note 7)
========================================================================================================
Total                                                                     $1,266,743          $1,217,275
========================================================================================================


The accompanying notes are an integral part of these statements.

                                                         -44-

PAGE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        WPS RESOURCES CORPORATION

        C.   CONSOLIDATED STATEMENTS OF CAPITALIZATION


========================================================================================================
At December 31 (Thousands, except share amounts)                              1995                1994
--------------------------------------------------------------------------------------------------------
Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized;
  and 23,896,962 shares outstanding                                         $ 23,897            $ 23,897
Premium on capital stock                                                     145,021             145,021
Retained earnings                                                            308,965             297,592
ESOP loan guarantees                                                         (16,346)            (19,970)
Net unrealized security gains (net of taxes)                                   1,904                   -
--------------------------------------------------------------------------------------------------------
Total common stock equity                                                    463,441             446,540
========================================================================================================

Preferred stock - Wisconsin Public Service Corporation
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             132,000                                            13,200              13,200
         5.04%              30,000                                             3,000               3,000
         5.08%              50,000                                             5,000               5,000
         6.76%             150,000                                            15,000              15,000
         6.88%             150,000                                            15,000              15,000
--------------------------------------------------------------------------------------------------------
Total preferred stock                                                         51,200              51,200
========================================================================================================

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
        Series             Year Due
        ------             --------
        5-1/4%               1998                                             50,000              50,000
        7.30%                2002                                             50,000              50,000
        6.80%                2003                                             50,000              50,000
        6-1/8%               2005                                              9,075               9,075
        6.90%                2013                                             22,000              22,000
        8.80%                2021                                             60,000              60,000
        7-1/8%               2023                                             50,000              50,000
--------------------------------------------------------------------------------------------------------
Total                                                                        291,075             291,075
Unamortized discount and premium on bonds, net                                (1,066)             (1,154)
--------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                   290,009             289,921
--------------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                          16,346              19,970
Other long-term debt                                                             235                  54
--------------------------------------------------------------------------------------------------------
Total long-term debt                                                         306,590             309,945
========================================================================================================
Total capitalization                                                        $821,231            $807,685
========================================================================================================


The accompanying notes are an integral part of these statements.

PAGE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        WPS RESOURCES CORPORATION

        D.   CONSOLIDATED STATEMENTS OF CASH FLOWS

========================================================================================================
Year Ended December 31 (Thousands)                                  1995           1994           1993
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                        $ 55,343       $ 52,691       $ 58,889

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                    65,627         56,365         60,609
Amortization of nuclear fuel and other                              33,499         28,811         27,693
Deferred income taxes                                                  319         (4,562)          (867)
Investment credit restored                                          (1,725)        (2,038)        (1,860)
AFUDC equity                                                          (170)          (108)          (287)
Pension income                                                     (11,678)       (10,808)        (9,830)
Post-retirement funding                                              6,917          7,036          5,915
Deferred demand-side management expenditures                        (8,595)        (9,659)       (18,988)
Other, net                                                           7,163         (8,833)         5,983

Changes in
Customer and other receivables                                     (19,272)         6,482         (3,938)
Accrued utility revenues                                            (8,766)         8,494         (3,434)
Fossil fuel inventory                                                7,515           (297)        (5,565)
Accounts payable                                                       840          2,530          8,813
Accrued taxes                                                          592         (2,114)         2,032
Gas refunds                                                          4,926            138            339
--------------------------------------------------------------------------------------------------------
Net cash from operating activities                                 132,535        124,128        125,504
========================================================================================================

Cash flows from (used for) investing activities
Construction and nuclear fuel expenditures                         (80,158)       (68,680)       (68,454)
Allowance for borrowed funds used during construction                  (68)          (139)          (200)
Decommissioning funding                                             (8,181)        (7,448)        (5,676)
Sale of interest in combustion turbine                                   -              -          7,849
Nonutility investments and acquisitions                            (11,312)             -              -
Other                                                                  520          2,429          3,515
--------------------------------------------------------------------------------------------------------
Net cash from (used for) investing activities                      (99,199)       (73,838)       (62,966)
========================================================================================================

Cash flows from (used for) financing activities
Proceeds from issuance of common stock                                   -              -          1,693
Proceeds from issuance of preferred stock                                -              -         15,000
Redemption of preferred stock                                            -              -        (15,000)
Sale of first mortgage bonds                                             -              -        172,000
Redemption and maturities of first mortgage bonds                        -         (1,000)      (189,973)
Change in notes payable                                              5,000              -              -
Change in commercial paper                                          (1,000)         1,500          1,000
Cash dividends on common stock                                     (43,970)       (43,014)       (42,045)
--------------------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                      (39,970)       (42,514)       (57,325)
========================================================================================================
Net increase (decrease) in cash and equivalents                     (6,634)         7,776          5,213
========================================================================================================
Cash and equivalents at beginning of year                           13,167          5,391            178
========================================================================================================
Cash and equivalents at end of year                               $  6,533       $ 13,167       $  5,391
========================================================================================================

Cash paid during year for
Interest, less amount capitalized                                 $ 21,255       $ 20,693       $ 21,973
Income taxes                                                        34,300         40,333         33,177
Preferred stock dividends of subsidiary                              3,111          3,111          3,332
Construction and nuclear fuel expenditures, including
  accruals, AFUDC, and customer contributions                       73,251         78,286         72,731
========================================================================================================


The accompanying notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        WPS RESOURCES CORPORATION AND
        WISCONSIN PUBLIC SERVICE CORPORATION

        E.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--Summary of Significant Accounting Policies

     (a) Nature of Operations--WPS Resources Corporation ("the Company") is a holding company. Approximately 92% and 97% of the Company's 1995 revenues and assets, respectively, are derived from Wisconsin Public Service Corporation ("WPSC"), an electric and gas utility. The Company's primary business is the supply and distribution of electric power and natural gas in its franchised service territory. The Company also markets natural gas and energy-related services in nonregulated markets and has made several energy-related investments.

          The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b) Acquisitions--In the fourth quarter of 1995, WPS Energy Services, Inc. ("ESI") acquired interests in a producing gas reserves operation and in a gas marketing operation. The acquisitions have been accounted for under the purchase method of accounting. The price paid in excess of the fair value of identifiable assets acquired for the gas marketing operation is being amortized over a five-year period.

     (c) Consolidation--The consolidated financial statements include the Company and its wholly-owned subsidiaries, ESI, WPS Power Development, Inc. ("PDI"), WPSC, and WPSC's wholly-owned subsidiary, WPS Leasing, Inc. All significant intercompany transactions and accounts have been eliminated.

     (d) Commodity Hedging Agreements--One of the Company's subsidiaries, ESI, enters into various agreements to hedge against price fluctuations in the cost of gas to be purchased for delivery under its fixed price gas sales contracts. The intent of this program is to lock in margins on gas sales contracts. Gains and losses on these agreements are recognized as decreases or increases in the cost of gas when the related designated gas purchase takes place.

          The agreements outstanding at December 31, 1995, hedge anticipated gas purchases through October 1996. The value of notional volumes of gas under such agreements using year-end market prices was $8.4 million as of December 31, 1995.

     (e) Utility Plant--Utility plant is stated at the original cost of construction which includes an allowance for funds used during construction ("AFUDC"). Approximately 50% of retail jurisdictional construction work in progress ("CWIP"), except for major new generating facilities which earn AFUDC on the full amount, is subject to AFUDC using a rate based on WPSC s overall cost of capital. For 1995, the retail AFUDC rate was approximately 10.3%.

          AFUDC is recorded on wholesale jurisdictional electric CWIP at debt and equity percentages specified in the Federal Energy Regulatory Commission ("FERC") Uniform System of Accounts. For 1995, this rate was approximately 5.9%.

          Substantially all of WPSC's utility plant is subject to a first mortgage lien.

     (f) Property Additions, Maintenance, and Retirements of Utility Plant--The cost of renewals and betterments of units of property (as distinguished from minor items of property) is capitalized as an addition to the utility plant accounts. The cost of units of property retired, sold, or otherwise disposed of, plus removal costs, less salvage, are charged to the accumulated provision for depreciation. No profit or loss is recognized in connection with ordinary retirements of utility property units. Maintenance and repair costs and replacement and renewal costs associated with items not qualifying as units of property are generally charged to operating expense.

          Nonutility property follows a similar policy with the exception of gains and losses which are recognized in connection with ordinary retirements.

          In October 1993, WPSC sold, at cost, a 32% interest in a combustion turbine to a municipality for $7.8 million.

     (g) Depreciation--Straight-line composite depreciation expense is recorded over the estimated useful life of utility property and includes estimated salvage and cost of removal. These rates have been approved by the Public Service Commission of Wisconsin ("PSCW"). Effective January 1, 1994, depreciation rates were revised based on new estimates which decreased annual depreciation expense from the 1993 level by approximately $5.8 million. This decrease was considered in setting customer rates effective January 1, 1994. These rates remained in effect for 1995.

          ===============================================================================
                                                1995               1994              1993
          -------------------------------------------------------------------------------
          Annual composite
          depreciation rates
          Electric                             3.43%              3.41%             3.89%
          Gas                                  3.46%              3.37%             3.81%
          ===============================================================================

          Nonutility property is depreciated using straight-line depreciation, with depreciation lives ranging from five to ten years.

     (h) Nuclear Decommissioning--Nuclear decommissioning costs are accrued over the estimated service life of the Kewaunee Nuclear Power Plant ("Kewaunee"), currently recovered from customers in rates, and deposited in external trusts. Such costs totaled $9.0 million, $4.0 million, and $2.4 million for 1995, 1994, and 1993, respectively. In July 1994, the PSCW issued a generic order covering utilities with nuclear generation. This order standardizes the escalation assumptions used in determining nuclear decommissioning liabilities. The undiscounted amount of WPSC's decommissioning costs estimated to be expended between the years 2014 to 2050 are $785 million. Long-term after-tax earnings of 5.5% are assumed. As of December 31, 1995, the accumulated provision for depreciation and decommissioning included accumulated provisions for decommissioning totaling $82.1 million.

          WPSC's share of Kewaunee decommissioning costs is estimated to be $155 million in current dollars based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning. This estimate is in accordance with a generic decommissioning order from the PSCW. As of December 31, 1995, the external trusts totaled $82.1 million. Unrealized gains in the qualified trust are reflected, net of tax, in the trust with the offset to the decommissioning reserve, since decommissioning expense will be recognized as the gains are realized. For the nonqualified trust, unrealized gains are reflected in the trust, net of tax, with the offset an increase to stockholders' equity.

          Depreciation expense includes decommissioning costs recovered in customer rates and a charge to offset earnings from the external trusts. Trust earnings totaled
          $4.8 million, $2.4 million, and $3.5 million for the years ended December 31, 1995, 1994, and 1993, respectively.

     (i) Nuclear Fuel--The cost of nuclear fuel is amortized to electric production fuel expense based on the quantity of heat produced for the generation of electric energy by Kewaunee. The costs amortized to electric fuel expense (which assume no salvage values for uranium or plutonium) include an amount for ultimate disposal and are recovered through current rates. As required by the Nuclear Waste Policy Act of 1982, a contract has been signed with the

          Department of Energy ("DOE") for the ultimate storage of the fuel, and quarterly payments based on generation are being made to the DOE for fuel storage. Interim storage space for spent nuclear fuel is provided at Kewaunee, and expenses associated with this storage are recognized as current operating costs. Currently, there is on-site storage capacity for spent fuel through the year 2013. As of December 31, 1995 and 1994, the accumulated provisions for nuclear fuel totaled $142.8 million and $136.5 million, respectively.

     (j) Cash and Equivalents--The Company considers short-term investments with an original maturity of three months or less to be cash equivalents.

     (k) Revenue and Customer Receivables--WPSC accrues revenues related to electric and gas service, including estimated amounts for service rendered but not billed.

          As of December 31, 1995, energy conservation loans to customers amounting to $3.2 million are included in customer receivables and in investments and other assets.

          Automatic fuel adjustment clauses are used for FERC wholesale-electric and Michigan Public Service Commission ("MPSC") retail-electric portions of WPSC's business. The PSCW retail-electric portion of the business uses a "cost variance range approach." This range is based on a specific estimated fuel cost for the forecast year. If WPSC's actual fuel costs fall outside this range, a hearing may be held and an adjustment to future rates may result. WPSC has a purchased-gas-adjustment clause which allows it to pass on to all classes of gas customers changes in the cost of gas purchased from its suppliers, subject to PSCW and MPSC review.

          WPSC is required to provide service and grant credit to customers within its defined service territory and is precluded from discontinuing service to residential customers during certain periods of the year. WPSC continually reviews its customers' credit-worthiness and obtains deposits or refunds deposits accordingly. WPSC is permitted to recover bad debts in utility rates.

          Approximately 11% of WPSC's total revenues are from companies in the paper products industry.

     (l) Regulatory Assets and Liabilities--WPSC is subject to the provisions of Statement of Financial Accounting Standard ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenue, such as demand-side management ("DSM"), associated with certain incurred costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent costs previously collected that are refundable in future customer rates. The following regulatory assets and liabilities were reflected in the Consolidated Balance Sheets as of December 31:

          ===============================================================================
          (Thousands)                                            1995               1994
          -------------------------------------------------------------------------------
          Regulatory assets
          DSM expenditures                                    $ 44,105           $ 46,510
          Environmental remediation costs                       42,606             27,361
          Coal and rail contract buy-out costs                  10,208             18,228
          Debt refinancing costs                                 3,414              5,314
          Enrichment facility fee                                6,353              6,744
          Natural gas obligations                                    -              1,856
          Other                                                  4,415              3,122
          -------------------------------------------------------------------------------
          Total                                               $111,101           $109,135
          ===============================================================================
          Regulatory liabilities
          Income tax related                                  $ 30,874           $ 38,599
          Pensions                                               9,770             17,342
          Conservation costs                                     7,033              7,221
          Other                                                  2,247              2,833
          -------------------------------------------------------------------------------
          Total                                               $ 49,924           $ 65,995
          ===============================================================================

          As of December 31, 1995, most of WPSC's regulatory assets are being recovered through rates charged to customers over periods ranging from two to ten years. WPSC does not begin recovering environmental remediation costs before cash payments are made. Pursuant to a PSCW rate order, effective January 1, 1995, WPSC began recovering approximately
          $23.6 million of regulatory assets per year.

          Based on prior and current rate treatment of such costs, management believes it is probable that WPSC will continue to recover from ratepayers the regulatory assets described above.

          See notes (1)(n) and (1)(o) for specific discussion of pension and deferred tax regulatory liabilities, and note (7) for discussion of environmental-remediation deferred costs.

     (m) Investments and Other Assets--Investments in affiliates and other investments are immaterial and their income is included in other income and deductions using the equity method of accounting. Other assets include prepaid pension assets, operating deposits for jointly-owned plants, the cash surrender value of life insurance policies, and the long-term portion of energy conservation loans to customers.

     (n) Employee Benefit Plans--WPSC has non-contributory retirement plans covering substantially all employees under which annual contributions are made to an irrevocable trust established to provide retired employees with a monthly payment if conditions relating to age and length of service have been met. The plans are fully funded, and no contributions were made in 1995, 1994, or 1993. Prior to January 1, 1993, the PSCW required the recognition of the funded amounts for ratemaking purposes. Concurrent with a rate order, effective January 1, 1993, WPSC began recovering pension costs in customer rates under SFAS No. 87, Employers' Accounting for Pensions, and began returning to ratepayers, over five years, the cumulative excess of amounts recovered from customers over SFAS No. 87 costs.

          The following table sets forth the plans' funded status and expense (income).


          ===============================================================================
          As of December 31                            1995          1994          1993
          (Thousands, except for percentages)
          -------------------------------------------------------------------------------
          Vested benefit obligation                $(177,490)    $(162,435)
          Non-vested benefit obligation               (8,980)       (7,868)
          -----------------------------------------------------------------
          Total actuarial present value of
            accumulated benefit obligation         $(186,470)    $(170,303)
          =================================================================
          Projected benefit obligation for
            service rendered to date               $(255,188)    $(231,134)
          Plan assets at fair value                  391,070       329,424
          -----------------------------------------------------------------
          Plan assets in excess of projected
            benefit obligation                       135,882        98,290
          Unrecognized net gain                      (84,098)      (47,670)
          Prior service cost not yet recognized        8,020         6,297
          Unrecognized net asset                     (23,455)      (26,920)
          -----------------------------------------------------------------
          Prepaid retirement plan cost             $  36,349     $  29,997
          =================================================================
          The net retirement plan expense
            (income) includes the following
            components

          Service cost                             $   5,888     $   6,333      $  5,935
          Interest cost                               18,211        17,308        16,375
          Actual return on plan assets               (73,242)        2,555       (37,856)
          Net amortization and deferral               42,791       (31,678)       11,042
          Regulatory adjustment                       (5,326)       (5,326)       (5,326)
          -------------------------------------------------------------------------------
          Net retirement plan expense
            (income)                               $ (11,678)    $ (10,808)     $ (9,830)
          ===============================================================================
          The assumed rates for calculations
            used in the above tables were

          Expected long-term return on
            investments                                 9.00%         9.00%         9.00%
          Average rate for future salary increases      6.25%         6.25%         6.25%
          Discount rate to compute projected
            benefit obligation                          7.75%         8.00%         7.50%
          ===============================================================================

          WPSC also offers medical, dental, and life insurance benefits to employees, retirees, and their dependents. The expenses for active employees are expensed as incurred. Prior to 1993, WPSC expensed amounts related to post-retirement health and welfare plans to the extent that such amounts were funded to external trusts.

          Effective January 1, 1993, and concurrent with a rate order, WPSC adopted SFAS No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions, which requires the cost of post-retirement benefits for employees to be accrued as expense over the period in which the employee renders service and becomes eligible to receive benefits. In adopting SFAS No. 106, WPSC elected to recognize the transition obligation for current and future retirees over 20 years.

          Since 1981, WPSC has been funding amounts to irrevocable trusts as allowed for income tax purposes. These funded amounts have been expensed and recovered through customer rates. The non-administrative plan is a collectively bargained plan and, therefore, is tax exempt. The investments in the trust covering administrative employees are subject to federal unrelated business income taxes at a 39.6% tax rate, while the non-administrative trust is tax exempt.

          The tables below set forth the plans' accrued post-retirement benefit obligation ("APBO") and the expense provisions.


          ===============================================================================
          (Thousands)                                     1995         1994        1993
          -------------------------------------------------------------------------------
          APBO attributable to
          Retirees and dependents                     $ (46,681)   $ (53,060)  $ (47,095)
          Fully eligible active plan
            participants                                 (5,983)      (5,559)     (5,671)
          Other active plan participants                (58,611)     (68,084)    (66,681)
          -------------------------------------------------------------------------------
          Total APBO                                   (111,275)    (126,703)   (119,447)
          Fair value of plan assets                      91,038       70,460      68,408
          -------------------------------------------------------------------------------
          APBO in excess of plan assets                 (20,237)     (56,243)    (51,039)
          Unrecognized net (gain) loss                  (38,371)          63        (632)
          Unrecognized transition
            obligation                                   40,887       43,321      45,756
          Prior service cost not yet recognized          (2,027)           -           -
          -------------------------------------------------------------------------------
          Accrued post-retirement
            benefit obligation                        $ (19,748)   $ (12,859)  $  (5,915)
          ===============================================================================
          Service cost                                $   4,392    $   4,853   $   4,379
          Interest cost                                   9,833        8,830       8,248
          Actual return on plan assets                  (20,918)        (946)     (3,993)
          Net amortization and deferral                  17,809       (1,774)      1,394
          -------------------------------------------------------------------------------
          Post-retirement benefit cost                $  11,116    $  10,963   $  10,028
          ===============================================================================

          The assumed before tax expected long-term return on investments and the discount rate used to measure the APBO under SFAS No. 106 are consistent with rates used to calculate the pension plans' funded status and expense under SFAS No. 87. Only the administrative plan is subject to federal income taxes which are reflected in the expense and funding status. The assumed health care cost trend rates for 1996 are 10.0% for medical and 8.5% for dental, decreasing to 6.0% and 5.0%, respectively, by the year 2006. Increasing each of the medical and dental cost trend rates by 1.0% in each year would increase the total APBO as of December 31, 1995 by $21.1 million and the total net periodic post-retirement benefit cost for the year then ended by $4.0 million.

          As of December 31, 1995, WPSC had approximately 1,100 retirees eligible to receive health care benefits.

          Concurrent with a rate order which was effective January 1, 1994, WPSC adopted SFAS No. 112, Employers' Accounting for Post-Employment Benefits, which establishes accounting and reporting standards for post-employment benefits other than those covered by SFAS Nos. 87 and 106. In connection therewith, WPSC expensed in 1994 the transition obligation of $1.8 million and recovered this cost through its customer rates.

          WPSC has a leveraged Employee Stock Ownership Plan and Trust ("ESOP") that held 2,191,873 shares of Company common stock (market value of approximately $74.5 million) at December 31, 1995. At that date, the ESOP also had loans guaranteed by WPSC and secured by common stock.

          Principal and interest on the loans are to be paid through WPSC contributions and through dividends on Company common stock held by the ESOP. Shares in the ESOP are allocated to participants as the loans are repaid. Tax benefits from dividends paid to the ESOP are recognized as a reduction in WPSC's cost of providing service to customers. The PSCW has allowed WPSC to include in cost of service an additional employer contribution to the plan. The net effect of the tax benefits and of the employee contribution is an approximately equal sharing of benefits of the program between customers and employees.

     (o) Income Taxes--Effective January 1, 1993, WPSC adopted the liability method of accounting for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred income tax liabilities are established based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. The adoption of this accounting standard had an insignificant impact on the Company's net income. The excess deferred income taxes, resulting from taxes provided at rates greater than current rates, and the previously unrecorded deferred income taxes, have been recorded as a net regulatory liability to be refunded to customers in future years. Such net regulatory liability totaled
          $30.9 million as of December 31, 1995.

          The effective income tax rates are computed by dividing total income tax expense, including investment tax credit restored, by the sum of such expense and net income. Previously deferred investment tax credits are being restored over the life of the related utility plant. The components of income tax expense are set forth in the tables on the following page.

          =========================================================================================
          (Thousands,
          except for percentages)              1995                 1994                 1993
          -----------------------------------------------------------------------------------------
                                           Rate    Amount       Rate    Amount       Rate   Amount
          -----------------------------------------------------------------------------------------
          Statutory federal income tax    35.0%    $31,242      35.0%   $29,865      35.0%  $33,159
          State income taxes, net          5.4       4,850       6.2      5,232       4.9     4,636
          Investment credit restored      (1.9)     (1,725)     (2.4)    (2,038)     (2.0)   (1,860)
          Rate difference on reversal
            of income tax temporary
            differences                   (1.9)     (1,656)     (1.6)    (1,344)     (1.5)   (1,441)
          Dividends paid to ESOP          (1.6)     (1,444)     (1.7)    (1,445)     (1.5)   (1,434)
          Other differences, net          (0.5)       (459)     (0.9)      (744)     (0.5)     (521)
          -----------------------------------------------------------------------------------------
          Effective income tax            34.5%    $30,808      34.6%   $29,526      34.4%  $32,539
          =========================================================================================
          Current provision
          Federal                                  $25,628              $28,681             $28,212
          State                                      6,586                7,445               7,054
          -----------------------------------------------------------------------------------------
          Total current provision                  $32,214              $36,126             $35,266
          -----------------------------------------------------------------------------------------
          Deferred provision
            (benefit)                              $   319              $(4,562)            $  (867)
          Investment credit
            restored, net                           (1,725)              (2,038)             (1,860)
          -----------------------------------------------------------------------------------------
          Total income tax expense                 $30,808              $29,526             $32,539
          =========================================================================================


          As of December 31, 1995 and 1994, the Company had the following significant temporary differences that created deferred tax assets and liabilities:

          ===============================================================================
          (Thousands)                                              1995             1994
          -------------------------------------------------------------------------------
          Deferred tax assets
          Plant related                                         $ 51,362         $ 50,537
          Other                                                   31,276           26,637
          -------------------------------------------------------------------------------
          Total                                                   82,638           77,174
          ===============================================================================
          Deferred tax liabilities
          Plant related                                          172,304          161,605
          DSM expenditures                                        17,415           18,359
          Coal and rail contract
            buy-out costs                                          3,868            7,043
          Other                                                   25,009           16,806
          -------------------------------------------------------------------------------
          Total                                                  218,596          203,813
          ===============================================================================
          Net deferred tax liabilities                          $135,958         $126,639
          ===============================================================================

NOTE 2--Short-Term Debt and Lines of Credit

     To provide short-term borrowing flexibility and security for commercial paper outstanding, the Company and its subsidiaries maintain bank lines of credit. Most of these lines of credit require a fee.

     The following information relates to short-term debt and lines of credit for the years indicated:


     =====================================================================================
     (Thousands, except for percentages)                 1995          1994          1993
     -------------------------------------------------------------------------------------
     As of end of year
     Commercial paper outstanding                      $11,500       $12,500       $11,000
     Discount rate on outstanding
       commercial paper                                  5.65%         5.95%         3.39%
     Notes payable outstanding                         $15,000       $10,000       $10,000
     Interest rates on notes payable                 5.77%-6.18%       5.97%         3.28%
     Unused lines of credit                            $28,050       $22,870       $22,970
     =====================================================================================
     For the year
     Maximum amount of short-term debt                 $32,500       $26,000       $27,000
     Average amount of short-term debt                 $14,305       $10,844       $12,263
     Average interest rate on short-term debt            5.97%         4.30%         3.20%
     =====================================================================================

NOTE 3--Jointly-Owned Facilities

     Information regarding WPSC's share of major jointly-owned electric generating facilities in service at December 31, 1995 is set forth below.


     ======================================================================================
     (Thousands,                                Columbia         Edgewater
     except for percentages)                  Energy Center     Unit No. 4         Kewaunee
     --------------------------------------------------------------------------------------
     Ownership                                     31.8%            31.8%            41.2%
     Plant capacity (Mw)                          335.2            104.9            221.0
     Utility plant in service                    $109,915         $22,092          $132,460
     Accumulated depreciation                    $ 58,995         $12,007          $ 78,667
     In-service date                          1975 and 1978         1969             1974
     ======================================================================================

     WPSC's share of direct expenses for these plants is included in the corresponding operating expenses in the consolidated statements of income, and WPSC has supplied its own financing for all jointly-owned projects.


NOTE 4--Long-Term Debt

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

     Historically, gains or losses resulting from the settlement of long-term debt obligations have been deferred as required by regulators.

NOTE 5--Common Equity

     Effective in September 1994, the Company assumed responsibility for the Dividend Reinvestment and Stock Purchase Plan ("DRP"). On September 18, 1995, the DRP was substantially revised and renamed the Stock Investment Plan ("SIP"). Prior to September 1994, WPSC issued new shares to meet DRP requirements. During 1993, 50,818 new shares of common stock were issued under the DRP. In April 1993, WPSC stopped issuing common stock under the DRP and began purchasing common stock on the open market for these requirements. The SIP purchases common stock on the open market for shareholder and employee purchases.

     At December 31, 1995, the Company had $308.0 million of retained earnings available for dividends; however, WPSC is restricted by a PSCW order to paying normal common stock dividends of no more than 109% of the previous year's common stock dividend without PSCW approval. Also, Wisconsin law prohibits WPSC from making loans to the Company and its subsidiaries and from guaranteeing their obligations. On January 15, 1996 a special common stock dividend of $11 million was declared by WPSC to be paid to the Company. The special dividend allows WPSC's equity capitalization ratio to remain at approximately 54%, as approved by the PSCW for ratemaking. The dividend was paid to the Company in January 1996.

NOTE 6--Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash, Short-Term Investments, Energy Conservation Loans, Notes Payable, and Outstanding Commercial Paper: The carrying amount approximates fair value due to the short maturity of those investments and obligations.

     Nuclear Decommissioning Trusts: The value of WPSC's nuclear decommissioning trust investments are recorded at market value.

     Long-Term Debt, Preferred Stock, and ESOP Loan Guarantees: The fair value of WPSC's long-term debt, preferred stock, and ESOP loan guarantees are estimated based on the quoted market price for the same or similar issues or on the current rates offered to WPSC for debt of the same remaining maturity.

     The estimated fair values of the Company's financial instruments as of December 31 were:


     ======================================================================================
                                                    1995                        1994
                                            -------------------         -------------------
     (Thousands)                             Carrying      Fair          Carrying      Fair
                                              Amount      Value           Amount      Value
     --------------------------------------------------------------------------------------
     Cash and cash equivalents              $  6,533   $  6,533         $ 13,167   $ 13,167
     Energy conservation loans                 3,241      3,241            1,692      1,692
     Nuclear decommissioning trusts           82,109     82,109           64,147     64,147
     Notes payable                            15,000     15,000           10,000     10,000
     Commercial paper                         11,500     11,500           12,500     12,500
     ESOP loan guarantees                     16,346     17,700           19,970     20,500
     Long-term debt                          291,075    314,297          291,075    273,015
     Preferred stock                          51,200     44,886           51,200     37,084
     Gas commodity hedging agreements              -      2,032                -          -
     ======================================================================================


NOTE 7--Commitments and Contingencies

     Coal Contracts

     To ensure a reliable, low-cost supply of coal, WPSC entered into certain long-term contracts that have take-or-pay obligations totaling $238.9 million from 1996 through 2016. The obligations are subject to force majeure provisions which provide WPSC other options if the specified coal does not meet emission limits which may be mandated in future legislation. In the opinion of management, any amounts paid under the take-or-pay obligations described above would be legitimate costs of service subject to recovery in customer rates.

     Purchased Power

     WPSC has several take-or-pay contracts related to purchased power, for either capacity or energy. These contracts total
     $29.2 million through April 1997. Management expects to recover these costs in future customer rates.

     Gas Costs

     WPSC also has natural gas supply and transportation contracts that require total demand payments of $358.3 million through October 2003. Management believes that these costs will be recoverable in future customer rates.

     ANR Pipeline Company ("ANR"), WPSC's primary pipeline supplier, filed with the FERC for approval to recover a portion of certain take-or-pay costs it incurred from renegotiating its long-term gas contracts. As a result of the filing, ANR was allowed to recover a portion of these costs from its customers. WPSC began paying its share of these take-or-pay costs to ANR in 1989, thereby enabling it to recover these costs directly from customers through its purchased-gas-adjustment clause. In March 1991, the FERC approved a settlement under which WPSC will pay ANR monthly take-or-pay amounts. Additional take-or-pay claims by ANR may be filed with FERC. To date, the PSCW has granted WPSC recovery of all ANR take-or-pay costs. All current direct bill take-or-pay liabilities have been satisfied.

     In April 1992, the FERC issued Order No. 636 ("Order") which requires natural gas pipelines to restructure their sales and transportation services. As a result of this Order, WPSC was obligated to pay for a portion of ANR's transition costs incurred to comply with the Order. At December 31, 1995, WPSC has paid in full the liability for these transition costs. Though there may be additional costs, which could be significant, the amount and timing of these costs are unknown at this time. Management expects to recover these costs in future customer rates.

     WPSC will be billed $2.0 million in 1996 for its allocable share of ANR's above-market costs of gas purchases from the Dakota Gasification Plant. WPSC is protesting the legality of these costs which could total $27.2 million through 2009. WPSC recovers these costs in its purchased gas adjustment clause.

     Nuclear Liability

     The Price-Anderson Act provides for the payment of funds for public liability claims arising out of a nuclear incident. In the event of a nuclear incident involving any of the nation's licensed reactors, WPSC is subject to a proportional assessment which is approximately $32.7 million per incident, not to exceed $4.1 million per incident, per calendar year. These amounts represent WPSC's 41.2% ownership share in Kewaunee.

     Nuclear Plant Operation

     Due primarily to tube degradation in the steam generators of the jointly-owned Kewaunee Nuclear Power Plant and the current economics of the power generation market, it may not be cost effective to continue operating Kewaunee until the expiration of the operating license in 2013. The owners of Kewaunee continue to evaluate whether to invest the approximate $100 million to replace the steam generators. Should the owners decide to retire Kewaunee early, management believes that all Kewaunee costs will be recoverable in customer rates.

     Clean Air Regulations

     In 1990, the Federal Clean Air Act Amendments ("Act") were signed into law. The Act requires WPSC to meet new emission limits for sulfur dioxide and nitrogen oxide in 1995 (Phase I) and in the year 2000 (Phase II). Since Wisconsin had already mandated reduced sulfur dioxide emissions by 1993, which were lower than the federal levels mandated for 1995, WPSC was already working on lowering emissions. WPSC has complied cost effectively with both the Federal and Wisconsin sulfur dioxide laws primarily through fuel-switching. WPSC has been in compliance with the Wisconsin sulfur dioxide limits and the Federal Phase II limits since 1994.

     The final Federal regulations for nitrogen oxide are not known at this time; however, based on draft rules, WPSC expects to make additional capital expenditures in the range of $3.0 million to $5.0 million between 1996 and 1999 for Wisconsin and Federal air quality compliance. Management believes that all costs incurred to comply with these laws will be recoverable in future customer rates.

     Manufactured Gas Plant Remediation

     WPSC is currently investigating the need for environmental cleanup of eight manufactured gas plant sites which it previously operated. WPSC engaged an environmental consultant to develop cleanup cost estimates for the seven sites at which either a Phase I or Phase II site investigation had been completed. The estimated cleanup cost ranges in current dollars for each of the
     seven sites are:   Green Bay from $4.1 to $5.3 million,
     Two Rivers from $3.9 to $4.0 million, Oshkosh from $3.3 to $4.5 million, Marinette from $5.6 to $6.8 million, Sheboygan I from $2.7 to $3.9 million, Sheboygan II from $12.2 to $13.4 million, and Stevens Point from $1.4 to $1.9 million. The estimates assume excavation of contaminated soils, thermal treatment of soils, disposal of treatment residuals, on-site groundwater extraction, and treatment and post-cleanup monitoring for 25 years. The cost estimate for six of the sites (Green Bay, Two Rivers, Oshkosh, Marinette, Sheboygan I, and Sheboygan II) assume, in addition to those items noted previously, removal and disposal of contaminated river sediments. The consultant has yet to perform a detailed investigation of the Menominee site, and comparable information on this site is not available. WPSC used the estimate for the Stevens Point site as a basis for making a projection of $1.5 million to $1.9 million on cleanup costs at the Menominee site. Both sites are relatively small and are not located adjacent to rivers.

     The range of future investigation and cleanup costs for all eight sites is estimated to be from $34.7 million to $41.7 million. Remediation expenditures would be made over the next 33 years. WPSC has recorded a liability with an offsetting regulatory asset of $41.7 million, which represents WPSC's current estimate of cleanup costs for all eight sites. The liability represents a $14.8 million increase from the December 31, 1994 estimate of $26.9 million, as a result of new information obtained in the 1995 studies. Based on discussions with regulators and a recent rate order in Wisconsin, management believes that these costs, but not the carrying costs associated with amounts expended, will be recoverable in future customer rates after amounts are expended.

     As additional investigations and initial remedial actions are completed, these estimates may be adjusted, and these adjustments could be significant. Other factors that can affect these estimates are changes in remedial technology and regulatory requirements. The estimates presented above do not take into consideration any recovery from insurance carriers or other third parties which WPSC is pursuing. Due to the anticipated regulatory treatment, adjustments to the estimated liability do not have an immediate impact on net income.

     Long-Term Power Supply

     In November 1995, WPSC signed a 25-year agreement to purchase power from Polsky Energy Corporation ("Polsky"), an independent power producer proposing to build a cogeneration facility and sell the electrical power to WPSC. Polsky is in the second stage of a two-stage Certificate of Public Convenience and Necessity ("CPCN") permitting process prescribed by the PSCW. Construction of the Polsky project is contingent upon PSCW determination in stage two of the CPCN process that WPSC will need the electric capacity which would be provided by the proposed plant. A recent WPSC load forecast suggests the capacity may not be needed. A final decision is expected in 1997. If the PSCW approves the Polsky project, it will be accounted for as a capitalized lease. This would result in the Company recording a plant asset of approximately $110 million, with an offsetting amount of long-term debt.

     Future Expenditures

     Management estimates 1996 utility plant construction expenditures to be approximately $78.8 million. DSM expenditures are estimated to be $25.8 million, of which approximately
     $15.0 million will be deferred and amortized over the next ten years consistent with rate recovery.

NOTE 8--Segments of Business

     The table set forth below presents information for the respective years pertaining to the Company's operations segmented by lines of business. The gas segment includes the nonutility operations of ESI which commenced operations in 1994.

===========================================================================================================================
(Thousands)                         1995                             1994                           1993
---------------------------------------------------------------------------------------------------------------------------
                       Electric    Gas        Total         Electric      Gas        Total   Electric     Gas        Total
---------------------------------------------------------------------------------------------------------------------------
Operating revenues     $489,628    $230,220   $  719,848    $480,816   $192,979  $  673,795  $493,256  $187,376  $  680,632
Operating expenses
Operation and
  maintenance           310,293     209,600      519,893     312,368    173,188     485,556    310,534   167,434    477,968
Depreciation             58,608       7,019       65,627      50,540      5,825      56,365     54,498     6,111     60,609
Other taxes              22,171       3,750       25,921      22,516      3,547      26,063     22,064     3,140     25,204
---------------------------------------------------------------------------------------------------------------------------
                        391,072     220,369      611,441     385,424    182,560     567,984    387,096   176,685    563,781
---------------------------------------------------------------------------------------------------------------------------
Operating income       $ 98,556    $  9,851   $  108,407    $ 95,392   $ 10,419  $  105,811   $106,160  $ 10,691 $  116,851
===========================================================================================================================
Identifiable assets(a) $926,888    $240,463   $1,167,351    $937,481   $191,349  $1,128,830   $938,951  $184,880 $1,123,831
-------------------------------------------                  ------------------                -----------------

Assets not allocated(b)                           99,392                             88,445                          75,010
---------------------------------------------------------------------------------------------------------------------------
Total assets                                  $1,266,743                         $1,217,275                      $1,198,841
===========================================================================================================================
Construction and
  nuclear fuel
  expenditures
  including AFUDC      $ 56,916    $ 16,335   $   73,251    $ 58,674   $ 19,612  $   78,286   $  59,038 $ 13,693 $   72,731
===========================================================================================================================
(a)  At December 31 and net of the respective accumulated depreciation.
(b)  Primarily includes cash, investments, pension assets, nonutility property, and other receivables.

                                                           -62-

NOTE 9--Quarterly Financial Information

======================================================================================================================
(Thousands, except for share amounts)                                       Three Months Ended
----------------------------------------------------------------------------------------------------------------------

                                                                                    1995
                                                            March      June      September     December        Total
----------------------------------------------------------------------------------------------------------------------
Operating revenues                                        $187,711   $162,153    $166,748      $203,236       $719,848
Operating income                                          $ 34,272   $ 14,158    $ 32,693      $ 27,284       $108,407
Net income                                                $ 20,238   $  5,866    $ 15,732      $ 13,507       $ 55,343
Average number of shares of common stock outstanding        23,897     23,897      23,897        23,897         23,897
Earnings per average share of common stock                $    .85   $    .24    $    .66      $    .57       $   2.32
======================================================================================================================

                                                                                    1994
                                                            March      June      September     December        Total
----------------------------------------------------------------------------------------------------------------------
Operating revenues                                        $200,730   $147,569    $152,257      $173,239       $673,795
Operating income                                          $ 39,568   $ 17,843    $ 25,255      $ 23,145       $105,811
Net income                                                $ 21,597   $  7,410    $ 12,950      $ 10,734       $ 52,691
Average number of shares of common stock outstanding        23,897     23,897      23,897        23,897         23,897
Earnings per average share of common stock                $    .90   $    .31    $    .54      $    .46       $   2.21
======================================================================================================================

Because of various factors which affect the utility business, the quarterly results of operations are not necessarily comparable.

                                                       -63-

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WPS RESOURCES CORPORATION

          F.  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To WPS Resources Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of WPS Resources Corporation (a Wisconsin corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WPS Resources Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in notes (1)(n) and (1)(o) to the consolidated financial statements, effective January 1, 1993, WPS Resources Corporation changed its method of accounting for post-retirement benefits other than pensions and income taxes.






Milwaukee, Wisconsin,
January 25, 1996                                  ARTHUR ANDERSEN LLP
                                   -64-

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WISCONSIN PUBLIC SERVICE CORPORATION

          G.   CONSOLIDATED STATEMENTS OF INCOME

========================================================================================================
Year Ended December 31 (Thousands)                                  1995           1994           1993
========================================================================================================
Operating revenues
Electric                                                          $489,000       $480,816       $493,256
Gas                                                                174,693        182,058        187,376
--------------------------------------------------------------------------------------------------------
Total operating revenues                                           663,693        662,874        680,632
========================================================================================================
Operating expenses
Electric production fuels                                          104,858        111,011        114,051
Purchased power                                                     39,593         38,631         30,703
Gas purchased for resale                                           116,253        126,351        133,347
Other operating expenses                                           150,880        148,382        148,270
Maintenance                                                         50,761         49,983         51,597
Depreciation and decommissioning                                    65,374         56,365         60,609
Taxes
Federal income                                                      25,645         24,082         27,654
Investment credit restored                                          (1,725)        (2,038)        (1,860)
State income                                                         7,378          7,768          7,313
Gross receipts and other                                            25,920         26,063         25,204
--------------------------------------------------------------------------------------------------------
Total operating expense                                            584,937        586,598        596,888
========================================================================================================
Operating income                                                    78,756         76,276         83,744
========================================================================================================
Other income and (deductions)
Allowance for equity funds used during construction                    170            108            287
Other, net                                                           6,019          4,750          3,356
Income taxes                                                           160           (228)           568
--------------------------------------------------------------------------------------------------------
Total other income and (deductions)                                  6,349          4,630          4,211
========================================================================================================
Income Before Interest Expense                                      85,105         80,906         87,955
========================================================================================================
Interest expense
Interest on long-term debt                                          23,409         23,410         24,393
Other interest                                                       2,526          1,793          1,562
Allowance for borrowed funds used during construction                  (68)          (139)          (200)
--------------------------------------------------------------------------------------------------------
Total Interest Expense                                              25,867         25,064         25,755
========================================================================================================
Net Income                                                        $ 59,238       $ 55,842       $ 62,200
========================================================================================================
Preferred Stock Dividend Requirements                                3,111          3,111          3,311
Earnings On Common Stock                                            56,127         52,731         58,889
========================================================================================================


The accompanying WPS Resources Corporation notes are an integral part of these statements.

                                                  -65-

PAGE

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WISCONSIN PUBLIC SERVICE CORPORATION

          H.   CONSOLIDATED BALANCE SHEETS

========================================================================================================
Assets
--------------------------------------------------------------------------------------------------------
At December 31 (Thousands)                                                    1995                1994
--------------------------------------------------------------------------------------------------------
Utility plant
Electric                                                                  $1,441,126          $1,412,666
Gas                                                                          228,346             202,897
--------------------------------------------------------------------------------------------------------
Total                                                                      1,669,472           1,615,563
Less - Accumulated provision and decommissioning                             905,427             846,505
--------------------------------------------------------------------------------------------------------
Total                                                                        764,045             769,058
Nuclear decommissioning trusts                                                82,109              64,147
Construction in progress                                                       8,463              11,131
Nuclear fuel, less accumulated amortization                                   14,275              19,417
--------------------------------------------------------------------------------------------------------
Net utility plant                                                            868,892             863,753
========================================================================================================

Current assets
Cash and equivalents                                                           4,471               3,449
Customer and other receivables, net of reserves                               62,156              58,036
Accrued utility revenues                                                      37,586              28,820
Fossil fuel, at average cost                                                   8,701              10,505
Gas in storage, at average cost                                                9,903              15,783
Materials and supplies, at average cost                                       20,312              20,585
Prepayments and other                                                         23,526              21,091
--------------------------------------------------------------------------------------------------------
Total current assets                                                         166,655             158,269
========================================================================================================

Regulatory assets                                                            111,101             109,135
Investments and other assets                                                  86,763              74,069
========================================================================================================
Total                                                                     $1,233,411          $1,205,226
========================================================================================================


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WISCONSIN PUBLIC SERVICE CORPORATION

          H.   CONSOLIDATED BALANCE SHEETS (CONTINUED)

========================================================================================================
Capitalization and Liabilities
--------------------------------------------------------------------------------------------------------
At December 31 (Thousands)                                                    1995                1994
--------------------------------------------------------------------------------------------------------
Capitalization
Common stock equity                                                        $ 445,375           $ 429,953
Preferred stock with no mandatory redemption                                  51,200              51,200
Long-term debt to parent                                                       6,101               6,176
Long-term debt                                                               306,590             309,945
--------------------------------------------------------------------------------------------------------
Total capitalization                                                         809,266             797,274
========================================================================================================

Current liabilities
Notes payable                                                                 10,000              10,002
Commercial paper                                                              11,500              12,500
Accounts payable                                                              52,881              65,336
Accrued taxes                                                                  1,744               1,199
Accrued interest                                                               8,378               8,068
Gas refunds                                                                    6,879               1,953
Other                                                                         12,635               4,674
--------------------------------------------------------------------------------------------------------
Total current liabilities                                                    104,017             103,732
========================================================================================================

Other long-term liabilities and deferred credits
Accumulated deferred income taxes                                            136,226             127,126
Accumulated deferred investment credits                                       30,447              32,172
Regulatory liabilities                                                        49,924              65,995
Environmental remediation liabilities                                         41,697              26,864
Long-term liabilities                                                         61,834              52,063
--------------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                             320,128             304,220
========================================================================================================

Commitments and contingencies (See Note 7)
========================================================================================================
Total                                                                     $1,233,411          $1,205,226
========================================================================================================


The accompanying WPS Resources Corporation notes are an integral part of these balance sheets.


PAGE

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WISCONSIN PUBLIC SERVICE CORPORATION

          I.   CONSOLIDATED STATEMENTS OF CAPITALIZATION

========================================================================================================
At December 31 (Thousands, except share amounts)                              1995                1994
--------------------------------------------------------------------------------------------------------
Common Stock Equity
Common stock                                                                $ 95,588            $ 95,588
Premium on capital stock                                                      73,842              73,605
Retained earnings                                                            290,387             280,730
ESOP loan guarantees                                                         (16,346)            (19,970)
Net unrealized security gains (net of taxes)                                   1,904                   -
--------------------------------------------------------------------------------------------------------
Total common stock equity                                                    445,375             429,953
========================================================================================================

Preferred Stock
Cumulative, $100 par value, 1,000,000 shares authorized:
  With no mandatory redemption -
                  Series      Shares Outstanding
                  ------      ------------------
                   5.00%          132,000                                     13,200              13,200
                   5.04%           30,000                                      3,000               3,000
                   5.08%           50,000                                      5,000               5,000
                   6.76%          150,000                                     15,000              15,000
                   6.88%          150,000                                     15,000              15,000
--------------------------------------------------------------------------------------------------------
Total preferred stock                                                         51,200              51,200
========================================================================================================

Long-term debt to parent
                   Series      Year Due
                   ------      --------
                    8.76%        2014                                          6,101               6,176
--------------------------------------------------------------------------------------------------------

Long-term debt
  First mortgage bonds -
                   Series      Year Due
                   ------      --------
                   5-1/4%        1998                                         50,000              50,000
                    7.30%        2002                                         50,000              50,000
                    6.80%        2003                                         50,000              50,000
                   6-1/8%        2005                                          9,075               9,075
                    6.90%        2013                                         22,000              22,000
                    8.80%        2021                                         60,000              60,000
                   7-1/8%        2023                                         50,000              50,000
--------------------------------------------------------------------------------------------------------
Total                                                                        291,075             291,075
Unamortized discount and premium on bonds, net                                (1,066)             (1,153)
--------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                   290,009             289,922
--------------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                          16,346              19,970
Other long-term debt                                                             235                  53
--------------------------------------------------------------------------------------------------------
Total long-term debt                                                         306,590             309,945
========================================================================================================
Total capitalization                                                        $809,266            $797,274
========================================================================================================


The accompanying WPS Resources Corporation notes are an integral part of these statements.

                                                      -68-

PAGE

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WISCONSIN PUBLIC SERVICE CORPORATION

          J.   CONSOLIDATED STATEMENTS OF CASH FLOWS


========================================================================================================
Year Ended December 31 (Thousands)                                  1995           1994           1993
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                        $ 59,238       $ 55,842       $ 62,200

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                    65,374         56,365         60,609
Amortization of nuclear fuel and other                              33,344         28,811         27,693
Deferred income taxes                                                  103         (4,476)          (867)
Investment credit restored                                          (1,725)        (2,038)        (1,860)
AFUDC equity                                                          (170)          (108)          (287)
Pension                                                            (11,678)       (10,808)        (9,830)
Post retirement                                                      6,917          7,036          5,915
Deferred demand-side management expenditures                        (8,595)        (9,659)       (18,988)
Other, net                                                          (1,631)       (11,175)        14,028

Changes in
Customer and other receivables                                      (4,120)         8,475         (3,938)
Accrued utility revenues                                            (8,766)         8,494         (3,434)
Fossil fuel                                                          1,804           (297)        (5,565)
Gas in storage                                                       5,880          4,102         (8,264)
Accounts payable                                                   (12,455)         1,223          8,813
Miscellaneous current and accruals                                   8,271         (5,514)           240
Accrued taxes                                                          545         (2,067)         2,032
Gas refunds                                                          4,926            138            339
--------------------------------------------------------------------------------------------------------
Net cash from operating activities                                 137,262        124,344        128,836
========================================================================================================

Cash flows from (used for) investing activities
Construction and nuclear fuel expenditures                         (80,226)       (68,819)       (68,654)
Decommissioning funding                                             (8,181)        (7,448)        (5,676)
Sale of interest in combustion turbine                                   -              -          7,849
Other                                                                  248          2,429          3,515
--------------------------------------------------------------------------------------------------------
Net cash from (used for) investing activities                      (88,159)       (73,838)       (62,966)
========================================================================================================

Cash flows from (used for) financing activities
Proceeds from issuance of common stock                                   -              -          1,693
Proceeds from issuance of preferred stock                                -              -         15,000
Redemption of preferred stock                                            -              -        (15,000)
Sale of first mortgage bonds                                             -              -        172,000
Proceeds from long term debt from parent                                 -          6,176              -
Redemption and maturities of first mortgage bonds                        -         (1,000)      (189,973)
Change in commercial paper                                          (1,000)         1,502          1,000
Preferred stock dividends                                           (3,111)        (3,111)        (3,332)
Common stock dividends                                             (43,970)       (56,015)       (42,045)
--------------------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                      (48,081)       (52,448)       (60,657)
========================================================================================================
Net increase (decrease) in cash and equivalents                      1,022         (1,942)         5,213
Cash and equivalents at beginning of year                            3,449          5,391            178
========================================================================================================
Cash and equivalents at end of year                               $  4,471       $  3,449       $  5,391
========================================================================================================

Cash paid during year for
Interest, less amount capitalized                                 $ 21,177       $ 20,693       $ 21,973
Income taxes                                                        34,562         40,333         33,177
Construction and nuclear fuel expenditures, including
  accruals, AFUDC and customer contributions                        73,251         78,286         72,731
========================================================================================================


The accompanying WPS Resources Corporation notes are an integral part of these statements.

                                                      -69-

PAGE

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WISCONSIN PUBLIC SERVICE CORPORATION

          K.   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


========================================================================================================
Year Ended December 31 (Thousands)                                  1995           1994           1993
--------------------------------------------------------------------------------------------------------
Balance at beginning of year                                      $280,730       $288,693       $272,019
Add -
Net income                                                          59,238         55,842         62,200
--------------------------------------------------------------------------------------------------------
                                                                   339,968        344,535        334,219
========================================================================================================
Deduct -
Cash dividends declared on preferred stock-
    5.00% Series ($5.00 per share)                                     660            660            660
    5.04% Series ($5.04 per share)                                     151            151            151
    5.08% Series ($5.08 per share)                                     254            254            254
    6.76% Series ($6.76 per share)                                   1,014          1,014          1,014
    6.88% Series ($6.88 per share)                                   1,032          1,032            384
    7.72% Series ($7.72 per share)                                       -              -            868
Dividends declared on common stock                                  46,470         59,915         42,045
Other                                                                    -            779            150
--------------------------------------------------------------------------------------------------------
                                                                    49,581         63,805         45,526
========================================================================================================
Balance at End of Year                                            $290,387       $280,730       $288,693
========================================================================================================


The accompanying WPS Resources Corporation notes are an integral part of these statements.

                                                      -70-

PAGE

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WISCONSIN PUBLIC SERVICE CORPORATION

          L.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Notes to Consolidated Financial Statements for Wisconsin Public Service Corporation are incorporated in the Notes to Consolidated
Financial Statements for WPS Resources Corporation at page 47 of this report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          WISCONSIN PUBLIC SERVICE CORPORATION

          M.  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wisconsin Public Service Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Wisconsin Public Service Corporation (a Wisconsin corporation) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Public Service Corporation and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in notes (1)(n) and (1)(o) to the consolidated financial statements, effective January 1, 1993, Wisconsin Public Service
Corporation changed its method of accounting for post-retirement benefits other than pensions and income taxes.






Milwaukee, Wisconsin,
January 25, 1996                                  ARTHUR ANDERSEN LLP

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.




                               PART III

     All information required by Part III, with the exception of information concerning executive officers which appears in Item 4A of
Part I hereof, is incorporated by reference to the Company's proxy statement for the Annual Meeting of Shareholders scheduled to be held on May 2, 1996.



                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)  Documents filed as part of this report:

          (1) The following financial consolidated statements are included in Part II at Item 8 above:


                         DESCRIPTION                   PAGES IN 10-K
                         -----------                   -------------

               WPS RESOURCES CORPORATION

               Consolidated Statements of Income and         42
               Retained Earnings for the three years
               ended December 31, 1995, 1994, and 1993

               Consolidated Balance Sheets as of             43
               December 31, 1995 and 1994

               Consolidated Statements of Capitalization     45
               as of December 31, 1995 and 1994

               Consolidated Statements of Cash Flows         46
               for the three years ended
               December 31, 1995, 1994, and 1993

               Notes to Consolidated Financial Statements    47

               Report of Independent Public Accountants      64

               WISCONSIN PUBLIC SERVICE CORPORATION

               Consolidated Statements of Income and         65
               Retained Earnings for the three years
               ended December 31, 1995, 1994, and 1993

               Consolidated Balance Sheets as of             66
               December 31, 1995 and 1994

               Consolidated Statements of Capitalization     68
               as of December 31, 1995 and 1994

               Consolidated Statements of Cash Flows         69
               for the three years ended
               December 31, 1995, 1994, and 1993

               Consolidated Statements of Retained Earnings  70

               Notes to Consolidated Financial Statements    71

               Report of Independent Public Accountants      72

          (2)  Financial statement schedules.

               The following financial statement schedules are included in Part IV of this report. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.



                         DESCRIPTION                   PAGES IN 10-K
                         -----------                   -------------

               Schedule III. Condensed Parent Company
               Only Financial Statements

                    Report of Independent Public             93
                    Accountants

                    Statements of Income and Retained        94
                    Earnings

                    Balance Sheets                           95

                    Statements of Cash Flows                 96

                    Notes                                    97


          (3) All exhibits, including those incorporated by reference.

PAGE

  3A      Restated Articles of Incorporation of the Company.
          (Incorporated by reference from Appendix B to Amendment No.1 to the Company's Registration Statement on Form S-4, filed February 28, 1994 [Reg. No. 33-52199]).

  3B By-Laws of the Company. (Incorporated by reference to Exhibit 3B to the Company's Registration Statement on
          Form S-4, filed February 8, 1994 [Reg. No. 33-52199]).

  4A Copy of First Mortgage and Deed of Trust, dated as of January 1, 1941 from Wisconsin Public Service Corporation to First Wisconsin Trust Company, Trustee (Incorporated by reference to Exhibit 7.01 - File No. 2-7229); Supplemental Indenture, dated as of November 1, 1947 (Incorporated by reference to Exhibit 7.02 - File No. 2-7602); Supplemental Indenture, dated as of November 1, 1950 (Incorporated by reference to Exhibit 4.04 - File No. 2-10174); Supplemental Indenture, dated as of May 1, 1953 (Incorporated by reference to Exhibit 4.03 - File No. 2-10716); Supplemental Indenture, dated as of October 1, 1954 (Incorporated by reference to Exhibit 4.03 - File No. 2-13572); Supplemental Indenture, dated as of December 1, 1957 (Incorporated by reference to Exhibit 4.03 - File No. 2-14527); Supplemental Indenture, dated as of October 1, 1963 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of June 1, 1964 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of November 1, 1967 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of April 1, 1969 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Fifteenth Supplemental Indenture, dated as of May 1, 1971 (Incorporated by reference to Exhibit 2.02B - File
          No. 2-65710); Sixteenth Supplemental Indenture, dated as of August 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Seventeenth Supplemental Indenture, dated as of September 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Eighteenth Supplemental Indenture, dated as of October 1, 1975 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Nineteenth Supplemental Indenture, dated as of February 1, 1977 (Incorporated by reference to Exhibit 2.02B - File
          No. 2-65710); Twentieth Supplemental Indenture, dated as of July 15, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-First Supplemental Indenture, dated as of December 1, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-Second Supplemental Indenture dated as of April 1, 1981 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1981); Twenty-Third Supplemental Indenture, dated as of February 1, 1984 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1983); Twenty-Fourth Supplemental Indenture, dated as of March 15, 1984 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended June 30, 1984); Twenty-Fifth Supplemental Indenture, dated as of October 1, 1985 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended September 30, 1985); Twenty-Sixth Supplemental Indenture, dated as of December 1, 1987 (Incorporated by reference to Exhibit 4A-1 to Form 10-K for the year ended December 31, 1987); Twenty-Seventh Supplemental Indenture, dated as of September 1, 1991 (Incorporated by reference to Exhibit 4 to Form 8-K filed September 18, 1991); Twenty-Eighth Supplemental Indenture, dated as of July 1, 1992 (Incorporated by reference to Exhibit 4B - File No. 33-51428); Twenty-Ninth Supplemental Indenture, dated as of October 1, 1992 (Incorporated by reference to Exhibit 4 to Form 8-K filed October 22, 1992); Thirtieth Supplemental Indenture, dated as of February 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed January 27, 1993); Thirty-First Supplemental Indenture, dated as of July 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed July 7, 1993); Thirty-Second Supplemental Indenture, dated as of November 1, 1993 (Incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended September 30, 1993). All references to periodic reports are to those of Wisconsin Public Service Corporation (File No. 1-3016).

10A Copy of Joint Power Supply Agreement among Wisconsin Public Service Corporation, Wisconsin Power and Light Company, and Madison Gas and Electric Company, dated February 2, 1967 (Incorporated by reference to Exhibit 4.09 in File
          No. 2-27308).

10B Copy of Joint Power Supply Agreement (Exclusive of Exhibits) among Wisconsin Public Service Corporation, Wisconsin Power and Light Company, and Madison Gas and Electric Company dated July 26, 1973 (Incorporated by reference to Exhibit 5.04A in File No. 2-48781).

10C Copy of Basic Generating Agreement, Unit 4, Edgewater Generating Station, dated June 5, 1967, between Wisconsin Power and Light Company and Wisconsin Public Service Corporation (Incorporated by reference to Exhibit 4.10 in File No. 2-27308).

10C-1 Copy of Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated February 24, 1983, between Wisconsin Power and Light Company, Wisconsin Electric Power Company, and Wisconsin Public Service Corporation (Incorporated by reference to Exhibit 10C-1 to

          Form 10-K of Wisconsin Public Service Corporation for the year ended December 31, 1983 [File No. 1-3016]).

10C-2 Amendment No. 1 to Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated December 1, 1988 (Incorporated by reference to Exhibit 10C-2 to Form 10-K of Wisconsin Public Service Corporation for the year ended December 31, 1988 [File No. 1-3016]).

10D Copy of revised Agreement for Construction and Operation of Columbia Generating Plant among Wisconsin Public Service Corporation, Wisconsin Power and Light Company, and Madison Gas and Electric Company, dated July 26, 1973 (Incorporated by reference to Exhibit 5.07 in File No. 2-48781).

10E Copy of Guaranty and Agreements and Note Agreements for Wisconsin Public Service Corporation Employee Stock Ownership Plan and Trust (ESOP) dated November 1, 1990 (Incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K of Wisconsin Public Service Corporation filed November 2, 1990 [File No. 1-3016]).

            Executive Compensation Plans and Arrangements

10F-1 Copy of Form of Deferred Compensation Agreement (Plan 008) with certain executive officers of Wisconsin Public Service Corporation. (Incorporated by reference to Exhibit 10F-1 to Form 8 of Wisconsin Public Service Corporation, amending Form 10-K for the year ended December 31, 1992 [File
          No. 1-3016]).

10F-2 Copy of Form of Supplemental Benefits and Deferred Compensation Agreement (Plan 009) with certain executive officers of Wisconsin Public Service Corporation including the named executive officers of the registrant, as defined by item 402(a)(3) of Regulation S-K. (Incorporated by reference to Exhibit 10F-2 to Form 8 of Wisconsin Public Service Corporation, amending Form 10-K for the year ended December 31, 1992 [File No. 1-3016]).

10F-3 Copy of Form of Deferred Compensation Agreement (Plan 010) with certain executive officers of Wisconsin Public Service Corporation. (Incorporated by reference to Exhibit 10F-3 to Form 8 of Wisconsin Public Service Corporation, amending Form 10-K for the year ended December 31, 1992 [File
          No. 1-3016]).

10F-4 Copy of Form of Director Deferred Compensation Agreement (Plan 011) with certain non-employee directors of Wisconsin Public Service Corporation. (Incorporated by reference to Exhibit 10F-4 to Form 8 of Wisconsin Public

          Service Corporation, amending Form 10-K for the year ended December 31, 1992 [File No. 1-3016]).

10F-5 Copy of WPS Resources Corporation Form of Deferred Compensation Agreement with executives and non-employee directors effective January 1, 1996. (Incorporated by reference to Exhibit 4 to a WPS Resources Corporation - Wisconsin Public Service Corporation Registration Statement on Form S-8 filed December 19, 1995 [Reg No. 33-65167]).

EXHIBIT
NUMBER                DESCRIPTION OF DOCUMENT            PAGES IN 10-K
-------               -----------------------            -------------

11A       Statement regarding computation of per
          share earnings (Not applicable).

12        Statement regarding computation of
          ratios (Not applicable).

13        Annual report to security holders
          (Not applicable).

18        Letter regarding change in accounting
          principles (Not applicable).

19        Previously unfiled documents (None).

22        Subsidiaries of the Registrant.                           81

24.1      Consent of Independent Public Accountants.                82

25        Powers of Attorney.                                       83

27        Financial Data Schedule.
               WPS Resources Corporation                            91
               Wisconsin Public Service Corporation                 92

PAGE

                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  WPS RESOURCES CORPORATION
                                             AND
                                  WISCONSIN PUBLIC SERVICE CORPORATION

                                        (Registrant)



                               By /s/ D. A. Bollom
                                  --------------------------------
                                      D. A. Bollom
                                      Chairman and
                                      Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Signature                 Title                   Date
----------------------------------------------------------------------

A. Dean Arganbright            Director               March 8, 1996
Michael S. Ariens              Director
Richard A. Bemis               Director
M. Lois Bush                   Director
Robert C. Gallagher            Director    By   /s/ D. A. Bollom
Kathryn M. Hasselblad-Pascale  Director      -------------------------
James L. Kemerling             Director             D. A. Bollom
Larry L. Weyers                Director             Attorney-in-Fact






/s/ D. A. Bollom                Principal Executive   March 8, 1996
--------------------------------Officer and Director
    D. A. Bollom


/s/ P. D. Schrickel             Principal Financial   March 8, 1996
--------------------------------Officer
    P. D. Schrickel


/s/ D. L. Ford                  Principal Accounting  March 8, 1996
--------------------------------Officer
    D. L. Ford

            A.  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                SCHEDULE III - CONDENSED PARENT
                COMPANY ONLY FINANCIAL STATEMENTS



To WPS Resources Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of WPS Resources Corporation included in this Form 10-K, and have issued our report thereon dated January 25, 1996. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the methods of accounting for income taxes and post-retirement benefits other than pensions in 1993 as discussed in Notes 1(n) and 1(o) to the consolidated financial statements.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Supplemental
Schedule III is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.






Milwaukee, Wisconsin,
January 25, 1996                                   ARTHUR ANDERSEN LLP

                               Schedule III - Condensed
                         Parent Company Financial Statements

                               WPS Resources Corporation
                                 (Parent Company Only)

                        Statements of Income and Retained Earnings
                                 Year Ended December 31



                                                                    1995           1994           1993
                                                                    ----           ----           ----
                                                                                (Thousands)
Income:
  Equity in earnings of subsidiaries after dividends              $ 11,236       $ (9,353)      $      -
  Cash dividends from subsidiaries                                  43,970         23,873              -
                                                                   -------        -------        -------
  Income from subsidiaries                                          55,206         14,520              -
  Investment income and other                                          872             37              -
                                                                   -------        -------        -------
                                                                    56,078         14,557              -


Operating expenses                                                     589             19            652
                                                                   -------        -------        -------
Income before interest expense                                      55,489         14,538            652
Interest expense                                                        68              -              -
                                                                   -------        -------        -------
Income before income taxes                                          55,421         14,538            652
Income taxes                                                            78              6           (201)
                                                                   -------        -------        -------
Net Income                                                          55,343         14,532           (451)
                                                                   =======        =======        =======

Retained earnings, beginning of year                               297,592           (451)             -
  Common stock dividend                                            (43,970)       (10,873)             -
  Share exchange with WPSC (see note 1)                                  -        294,384              -
                                                                   -------        -------        -------
Retained earnings at end of year                                  $308,965       $297,592          $(451)
                                                                   =======        =======        =======


                             Schedule III - Condensed
                           Parent Company Financial Statements

                                WPS Resources Corporation
                                  (Parent Company Only)

                                     Balance Sheets
                                    As of December 31,





                                                                             1995                1994
                                                                             ----                ----
                                                                                   (Thousands)
Assets
-----------------------------------------
Current assets:
  Cash and equivalents                                                      $  1,760            $  9,564
  Accounts receivable - affiliates                                                84                   5
  Other receivables                                                               79                  29
  Notes receivable - affiliates                                                1,910                 299
                                                                             -------             -------
                                                                               3,833               9,897

Long-term notes - affiliates (see note 2)                                      8,001               6,176

Investments in subsidiaries, at equity:
  Wisconsin Public Service Corporation                                       461,721             449,923
  WPS Energy Services, Inc.                                                    5,751                 757
  WPS Power Development, Inc.                                                  3,952                   -
  WPS Communications, Inc.                                                         -                 366
                                                                             -------             -------
                                                                             471,424             451,046

Other investments                                                              2,626                   -
Deferred income taxes                                                             98                 237
                                                                             -------             -------
Total Assets                                                                $485,982            $467,356
                                                                             =======             =======

Liabilities and Capitalization
-----------------------------------------
Current liabilities:
  Notes payable                                                             $  5,000            $      -
  Accounts payable - affiliates                                                   71                  12
  Accounts payable                                                                13                   8
  Dividends payable                                                            1,111                 826
  Accrued expenses                                                                 -                   -
                                                                             -------             -------
                                                                               6,195                 846

Capitalization:
  Common stock, $1 par value, 100,000,000
    shares authorized; and 23,896,962 and
    1,000 shares outstanding, respectively                                    23,897              23,897
  Premium on capital stock                                                   145,021             145,021
  Retained earnings                                                          308,965             297,592
  Unrealized security gains of subsidiary                                      1,904                   -
                                                                             -------             -------
                                                                             479,787             466,510
                                                                             -------             -------
Total Liabilities and Capitalization                                        $485,982            $467,356
                                                                             =======             =======


PAGE

                                Schedule III - Condensed
                          Parent Company Financial Statements

                                WPS Resources Corporation
                                  (Parent Company Only)

                                 Statements of Cash Flows
                                 Year Ended December 31


                                                                    1995           1994           1993
                                                                    ----           ----           ----
                                                                                (Thousands)
Operating
  Net Income                                                      $ 55,343       $ 14,532       $   (451)

  Add equity in earnings of subsidiaries after dividends           (11,236)         9,353              -
  Deferred income taxes                                                139             64           (301)
  Other - net                                                          (30)           871              -
  Changes in other items:
    Receivables                                                     (1,740)          (333)             -
    Accounts payable                                                    64            (85)           105
    Other                                                              285            179            647
                                                                   -------        -------        -------
 Net Cash - Operating                                               42,825         24,581              -

Investing
  Long-term notes receivable - affiliates                           (1,825)        (6,176)             -
  Capital contributions - affiliates                                (5,400)             -              -
  Investments - other                                               (4,434)             -              -
                                                                   -------        -------        -------
  Net Cash - Investing                                             (11,659)        (6,176)             -

Financing
  Change in notes payable                                            5,000              -              -
  Common stock                                                           -              -              1
  Capital contribution from WPSC (see note 3)                            -          2,031              -
  Common stock dividends                                           (43,970)       (10,873)             -
                                                                   -------        -------        -------
  Net Cash - Financing                                             (38,970)        (8,842)             1

Net Change in Cash                                                  (7,804)         9,563              1
Cash, beginning of period                                            9,564              1              -
                                                                   -------        -------        -------
Cash, end of period                                               $  1,760       $  9,564       $      -
                                                                   =======        =======        =======
                                                      -96-

                                Schedule III - Condensed
                          Parent Company Financial Statements

                                WPS Resources Corporation
                                  (Parent Company Only)

                       Notes to Parent Company Financial Statements
                              Year Ended December 31, 1995



The following are supplemental notes to the WPS Resources Corporation (parent company only) financial statements and should be read in conjunction with the WPS Resources Corporation Consolidated Financial Statements and Notes thereto included herein:


SUPPLEMENTAL NOTES

Note 1 WPS Resources Corporation (the "Company") was formed in December 1993, as a wholly-owned subsidiary of Wisconsin Public Service Corporation ("WPSC"). Effective September 1994, pursuant to a one-for-one share exchange, the Company acquired all of the common stock of WPSC. The accompanying condensed financial statements reflect the equity income, and cash dividends from subsidiaries subsequent to the September 1994, share exchange.

Note 2    The Company has a note receivable from WPSC totaling
          $6.1 million and bearing interest at 8.76%. The note is to be repaid in monthly payments of $51,670 through January 2015. The Company also has a note receivable from WPS Energy Services, Inc. ("ESI") totaling $1.9 million and bearing interest at 7-7/8%. The note is to be repaid in quarterly payments of $69,076 through October 2005.

Note 3 Prior to the one-for-one share exchange, WPSC contributed $2.0 million in cash to WPSR to fund operations.