Form 10-Q
period 1996-03-31
WISCONSIN PUBLIC SERVICE CORP
filed 1996-04-29
CIK 107833

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

              For the quarterly period ended March 31, 1996

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

     WPS Resources Corporation               Yes [x]  No [ ]
     Wisconsin Public Service Corporation    Yes [x]  No [ ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

WPS RESOURCES CORPORATION                Common stock, $1 par value,
                                         23,896,962 shares outstanding at
                                         April 26, 1996

WISCONSIN PUBLIC SERVICE CORPORATION     Common stock, $4 par value,
                                         23,896,962 shares outstanding at
                                         April 26, 1996
______________________________________________________________________________
______________________________________________________________________________

                          WPS RESOURCES CORPORATION
                                    AND
                    WISCONSIN PUBLIC SERVICE CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996


                                  CONTENTS
                                                             Page

          INTRODUCTION                                        3

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          WPS RESOURCES CORPORATION
               Consolidated Statements of Income and
                    Retained Earnings                         4
               Consolidated Balance Sheets                    5
               Consolidated Statements of Capitalization      6
               Consolidated Statements of Cash Flows          7

          WISCONSIN PUBLIC SERVICE CORPORATION
               Consolidated Statements of Income              8
               Consolidated Balance Sheets                    9
               Consolidated Statements of Capitalization     10
               Consolidated Statements of Cash Flows         11
               Consolidated Statements of Retained Earnings  12

          CONDENSED NOTES TO FINANCIAL STATEMENTS OF
               WPS Resources Corporation and
               Wisconsin Public Service Corporation          13

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations for
               WPS Resources Corporation and
               Wisconsin Public Service Corporation          14 - 18

PART II.  OTHER INFORMATION

Item 5.   Other Information                                  19 - 20

Item 6.   Exhibits and Reports on Form 8-K                   21

Signatures                                                   22 - 23

EXHIBIT INDEX                                                24

Exhibit 11     Statement Regarding Computation of Per Share
               Earnings
                    WPS Resources Corporation

Exhibit 27     Financial Data Schedule
                    WPS Resources Corporation
                    Wisconsin Public Service Corporation

Exhibit 99-1   Financial and Statistical Forecast dated
               May 1, 1996
                    Wisconsin Public Service Corporation

                                           -2-
PAGE

                                 INTRODUCTION


The unaudited interim financial statements presented herein include the consolidated statements of WPS Resources Corporation and Subsidiaries ("Company") as well as separate consolidated financial statements for Wisconsin Public Service Corporation ("WPSC"). The unaudited statements have been prepared by the Company and WPSC, respectively, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company and WPSC believe, however, that the disclosures are adequate to make the information presented not misleading. The Company's and WPSC's consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the respective Annual Reports on Form 10-K of WPS Resources Corporation and Wisconsin Public Service Corporation for the year ended December 31, 1995.

In the opinion of the Company and WPSC, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods. Due to the influence of weather and other factors which are characteristics of WPSC's utility operations, financial results for the periods ended March 31, 1996 and 1995 are not necessarily indicative of trends for any 12-month period.

PAGE

                            Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                               WPS RESOURCES CORPORATION

===========================================================================================
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS               Three Months Ended
(Thousands, except per share amounts)                                      March 31
                                                                     1996            1995
===========================================================================================
Operating revenues
Electric                                                           $122,564        $121,100
Gas                                                                 128,289          66,611
Other                                                                   484               -
- -------------------------------------------------------------------------------------------
Total operating revenues                                            251,337         187,711
===========================================================================================

Operating expenses
Electric production fuels                                            26,549          24,119
Purchased power                                                       7,099          12,081
Gas purchased for resale                                            104,141          44,911
Other operating expenses                                             39,947          35,995
Maintenance                                                           9,248          13,276
Depreciation and decommissioning                                     16,508          16,575
Taxes other than income                                               6,846           6,482
- -------------------------------------------------------------------------------------------
Total operating expenses                                            210,338         153,439
===========================================================================================
Operating income                                                     40,999          34,272
- -------------------------------------------------------------------------------------------

Other income
Allowance for equity funds used during construction                      37              25
Other, net                                                            1,318           4,027
- -------------------------------------------------------------------------------------------
Total other income                                                    1,355           4,052
===========================================================================================
Income before interest expense                                       42,354          38,324
- -------------------------------------------------------------------------------------------

Interest on long-term debt                                            5,409           5,931
Other interest                                                          708             510
Allowance for borrowed funds used during construction                   (32)            (33)
- -------------------------------------------------------------------------------------------
Total interest expense                                                6,085           6,408
===========================================================================================

Income before income taxes                                           36,269          31,916
Income taxes                                                         11,971          10,900
Preferred stock dividends of subsidiary                                 778             778
- -------------------------------------------------------------------------------------------
Net income                                                           23,520          20,238
===========================================================================================

Retained earnings at beginning of period                            308,965         297,592
Cash dividends on common stock                                       11,112          10,873
- -------------------------------------------------------------------------------------------
Retained earnings at end of period                                 $321,373        $306,957
===========================================================================================

Average shares of common stock outstanding                           23,896          23,897
Earnings per average share of common stock                            $0.98           $0.85
Dividend per share of common stock                                   $0.465          $0.455
===========================================================================================

The accompanying notes are an integral part of these statements.

                                           -4-
PAGE

                             WPS RESOURCES CORPORATION

=======================================================================================================
CONSOLIDATED BALANCE SHEETS                                             March 31           December 31
(Thousands)                                                               1996                1995
=======================================================================================================
ASSETS
- -------------------------------------------------------------------------------------------------------

Utility plant
Electric                                                               $1,445,256           $1,441,126
Gas                                                                       231,627              229,604
- -------------------------------------------------------------------------------------------------------
Total                                                                   1,676,883            1,670,730
Less - Accumulated depreciation and decommissioning                       924,922              905,519
- -------------------------------------------------------------------------------------------------------
Total                                                                     751,961              765,211
Nuclear decommissioning trusts                                             86,536               82,109
Construction in progress                                                   12,407                8,463
Nuclear fuel, less accumulated amortization                                13,201               14,275
- -------------------------------------------------------------------------------------------------------
Net utility plant                                                         864,105              870,058
=======================================================================================================

Current assets
Cash and equivalents                                                       35,139                6,533
Customer and other receivables, net of reserves                            92,786               79,301
Accrued utility revenues                                                   31,137               37,586
Fossil fuel, at average cost                                                8,565                8,701
Gas in storage, at average cost                                             1,838               10,076
Materials and supplies, at average cost                                    20,887               20,312
Prepayments and other                                                      16,696               23,576
- -------------------------------------------------------------------------------------------------------
Total current assets                                                      207,048              186,085
=======================================================================================================

Regulatory assets                                                         109,288              111,101
Investments and other assets                                              102,135               99,499
=======================================================================================================
Total                                                                  $1,282,576           $1,266,743
=======================================================================================================

CAPITALIZATION AND LIABILITIES
- -------------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                      $473,496             $463,441
Preferred stock of subsidiary
  with no mandatory redemption                                             51,200               51,200
Long-term debt                                                            306,974              306,590
- -------------------------------------------------------------------------------------------------------
Total capitalization                                                      831,670              821,231
=======================================================================================================

Current liabilities
Notes payable                                                              10,000               15,000
Commercial paper                                                                -               11,500
Accounts payable                                                           77,501               67,483
Accrued taxes                                                              11,518                1,744
Accrued interest                                                            5,288                8,378
Gas refunds                                                                 1,351                6,879
Other                                                                      26,808               14,668
- -------------------------------------------------------------------------------------------------------
Total current liabilities                                                 132,466              125,652
=======================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                         134,735              135,958
Accumulated deferred investment credits                                    30,003               30,447
Regulatory liabilities                                                     48,904               49,924
Environmental remediation liabilities                                      41,697               41,697
Long-term liabilities                                                      63,101               61,834
- -------------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                          318,440              319,860
=======================================================================================================
Total                                                                  $1,282,576           $1,266,743
=======================================================================================================

The accompanying notes are an integral part of these statements.

                                           -5-
PAGE

                                      WPS RESOURCES CORPORATION

============================================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                                          March 31      December 31
(Thousands, except share amounts)                                                    1996            1995
============================================================================================================
Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized; and
  23,896,962 shares outstanding                                                     $23,897          $23,897
Premium on capital stock                                                            145,021          145,021
Retained earnings                                                                   321,373          308,965
Shares in deferred compensation trust, 2,628 shares at average
  cost of $33.26 per share                                                              (87)               -
ESOP loan guarantees                                                                (16,708)         (16,346)
Net unrealized security gains(net of taxes)                                               -            1,904
- ------------------------------------------------------------------------------------------------------------
Total common stock equity                                                           473,496          463,441
============================================================================================================

Preferred stock - Wisconsin Public Service Corporation
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             132,000                                                   13,200           13,200
         5.04%              30,000                                                    3,000            3,000
         5.08%              50,000                                                    5,000            5,000
         6.76%             150,000                                                   15,000           15,000
         6.88%             150,000                                                   15,000           15,000
- ------------------------------------------------------------------------------------------------------------
Total preferred stock                                                                51,200           51,200
============================================================================================================

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
        Series             Year Due
        ------             --------
        5-1/4%               1998                                                    50,000           50,000
        7.30%                2002                                                    50,000           50,000
        6.80%                2003                                                    50,000           50,000
        6-1/8%               2005                                                     9,075            9,075
        6.90%                2013                                                    22,000           22,000
        8.80%                2021                                                    60,000           60,000
        7-1/8%               2023                                                    50,000           50,000
- ------------------------------------------------------------------------------------------------------------
Total                                                                               291,075          291,075
Unamortized discount and premium on bonds, net                                       (1,044)          (1,066)
- ------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                          290,031          290,009
- ------------------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                                 16,708           16,346
Other long-term debt                                                                    235              235
- ------------------------------------------------------------------------------------------------------------
Total long-term debt                                                                306,974          306,590
============================================================================================================
Total capitalization                                                               $831,670         $821,231
============================================================================================================

The accompanying notes are an integral part of these statements.


                                           -6-
PAGE

                                    WPS RESOURCES CORPORATION

<CAPITON>
===========================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS                                  Three Months Ended
(Thousands)                                                                 March 31
                                                                      1996            1995
===========================================================================================
Cash flows from operating activities
Net income                                                          $23,520         $20,238

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                     16,508          16,575
Amortization of nuclear fuel and other                                7,898           7,691
Deferred income taxes                                                (1,919)         (3,053)
Investment tax credit restored                                         (444)           (449)
AFUDC equity                                                            (37)            (25)
Pension income                                                       (3,118)         (3,231)
Postretirement funding                                                1,985           1,666
Deferred demand-side management expenditures                         (2,444)         (3,174)
Other, net                                                            6,865          (1,161)
Changes in
Customer and other receivables                                      (13,485)         (5,558)
Accrued utility revenues                                              6,449           2,768
Fossil fuel inventory                                                   136          (1,445)
Gas in storage                                                        8,238          12,911
Accounts payable                                                     10,018         (15,690)
Miscellaneous current and accrued liabilities                         6,978          20,366
Accrued taxes                                                         9,774          11,078
Gas refunds                                                          (5,528)          6,576
- -------------------------------------------------------------------------------------------
Net cash from operating activities                                   71,394          66,083
===========================================================================================

Cash flows from (used for) investing activities
Construction and nuclear fuel expenditures                          (11,525)        (13,467)
Allowance for borrowed funds used during construction                   (32)            (33)
Decommissioning funding                                              (2,244)         (3,537)
Purchase of investments                                                   -          (4,000)
Other                                                                (1,288)           (799)
- -------------------------------------------------------------------------------------------
Net cash from (used for) investing activities                       (15,089)        (21,836)
===========================================================================================

Cash flows from (used for) financing activities
Change in notes payable                                              (5,000)              -
Change in commercial paper                                          (11,500)        (12,500)
Cash dividends on common stock                                      (11,112)        (10,873)
Purchase of treasury stock                                              (87)              -
- -------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                       (27,699)        (23,373)
===========================================================================================
Net increase (decrease) in cash and equivalents                      28,606          20,874
Cash and equivalents at beginning of period                           6,533          13,167
===========================================================================================
Cash and equivalents at end of period                               $35,139         $34,041
===========================================================================================

Cash paid during period for
Interest, less amount capitalized                                    $8,444          $8,330
Income taxes                                                          1,709           2,211
Preferred stock dividends of subsidiary                                 778             778
===========================================================================================

The accompanying notes are an integral part of these statements.



                                           -7-
PAGE

                            WISCONSIN PUBLIC SERVICE CORPORATION

===========================================================================================
CONSOLIDATED STATEMENTS OF INCOME                                     Three Months Ended
(Thousands)                                                                March 31
                                                                     1996            1995
===========================================================================================
Operating revenues
Electric                                                           $122,564        $121,100
Gas                                                                  78,373          59,360
- -------------------------------------------------------------------------------------------
Total operating revenues                                            200,937         180,460
===========================================================================================

Operating expenses
Electric production fuels                                            26,549          24,119
Purchased power                                                       7,099          12,081
Gas purchased for resale                                             53,741          37,883
Other operating expenses                                             38,500          35,640
Maintenance                                                           9,248          13,276
Depreciation and decommissioning                                     16,269          16,575
Federal income taxes                                                  9,984           8,193
Investment tax credit restored                                         (444)           (449)
State income taxes                                                    3,184           2,440
Gross receipts and other taxes                                        6,846           6,481
- -------------------------------------------------------------------------------------------
Total operating expenses                                            170,976         156,239
===========================================================================================
Operating income                                                     29,961          24,221
- -------------------------------------------------------------------------------------------

Other income
Allowance for equity funds used during construction                      37              25
Other, net                                                            1,265           4,015
Income taxes                                                           (100)           (710)
- -------------------------------------------------------------------------------------------
Total other income                                                    1,202           3,330
===========================================================================================
Income before interest expense                                       31,163          27,551
- -------------------------------------------------------------------------------------------

Interest on long-term debt                                            5,543           5,931
Other interest                                                          692             646
Allowance for borrowed funds used during construction                   (32)            (33)
- -------------------------------------------------------------------------------------------
Total interest expense                                                6,203           6,544
===========================================================================================
Net income                                                           24,960          21,007
Preferred stock dividend requirements                                   778             778
- -------------------------------------------------------------------------------------------
Earnings on common stock                                            $24,182         $20,229
===========================================================================================

The accompanying notes are an integral part of these statements.



                                           -8-
PAGE

                              WISCONSIN PUBLIC SERVICE CORPORATION

<CAPITON>
=================================================================================================
CONSOLIDATED BALANCE SHEETS                                          March 31         December 31
(Thousands)                                                            1996               1995
=================================================================================================
ASSETS
- -------------------------------------------------------------------------------------------------

Utility plant
Electric                                                            $1,445,217         $1,441,126
Gas                                                                    230,252            228,346
- -------------------------------------------------------------------------------------------------
Total                                                                1,675,469          1,669,472
Less - Accumulated depreciation and decommissioning                    924,798            905,427
- -------------------------------------------------------------------------------------------------
Total                                                                  750,671            764,045
Nuclear decommissioning trusts                                          86,536             82,109
Construction in progress                                                12,407              8,463
Nuclear fuel, less accumulated amortization                             13,201             14,275
- -------------------------------------------------------------------------------------------------
Net utility plant                                                      862,815            868,892
=================================================================================================

Current assets
Cash and equivalents                                                    21,979              4,471
Customer and other receivables, net of reserves                         70,462             62,156
Accrued utility revenues                                                31,137             37,586
Fossil fuel, at average cost                                             8,565              8,701
Gas in storage, at average cost                                          1,411              9,903
Materials and supplies, at average cost                                 20,887             20,312
Prepayments and other                                                   16,601             23,526
- -------------------------------------------------------------------------------------------------
Total current assets                                                   171,042            166,655
=================================================================================================

Regulatory assets                                                      109,288            111,101
Investments and other assets                                            89,239             86,763
=================================================================================================
Total                                                               $1,232,384         $1,233,411
=================================================================================================

CAPITALIZATION AND LIABILITIES
- -------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                   $445,179           $445,375
Preferred stock with no mandatory redemption                            51,200             51,200
Long-term debt to parent                                                 6,079              6,101
Long-term debt                                                         306,974            306,590
- -------------------------------------------------------------------------------------------------
Total capitalization                                                   809,432            809,266
=================================================================================================

Current liabilities
Note payable                                                            10,000             10,000
Commercial paper                                                             -             11,500
Accounts payable                                                        49,339             52,881
Accrued taxes                                                           11,518              1,744
Accrued interest                                                         5,288              8,378
Gas refunds                                                              1,351              6,879
Other                                                                   26,663             12,635
- -------------------------------------------------------------------------------------------------
Total current liabilities                                              104,159            104,017
=================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                      135,102            136,226
Accumulated deferred investment tax credits                             30,003             30,447
Regulatory liabilities                                                  48,904             49,924
Environmental remediation liabilities                                   41,697             41,697
Long-term liabilities                                                   63,087             61,834
- -------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                       318,793            320,128
=================================================================================================
Total                                                               $1,232,384         $1,233,411
=================================================================================================

The accompanying notes are an integral part of these statements.

                                           -9-
PAGE

                          WISCONSIN PUBLIC SERVICE CORPORATION

===============================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                             March 31      December 31
(Thousands, except share amounts)                                      1996              1995
===============================================================================================
Common stock equity
Common stock                                                          $ 95,588         $ 95,588
Premium on capital stock                                                73,842           73,842
Retained earnings                                                      292,457          290,387
ESOP loan guarantees                                                   (16,708)         (16,346)
Net unrealized security gains (net of taxes)                                 -            1,904
- -----------------------------------------------------------------------------------------------
Total common stock equity                                              445,179          445,375
===============================================================================================

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             132,000                                      13,200           13,200
         5.04%              30,000                                       3,000            3,000
         5.08%              50,000                                       5,000            5,000
         6.76%             150,000                                      15,000           15,000
         6.88%             150,000                                      15,000           15,000
- -----------------------------------------------------------------------------------------------
Total preferred stock                                                   51,200           51,200
===============================================================================================

Long-term note to parent
        Series             Year Due
        ------             --------
        8.76%                2014                                        6,079            6,101
===============================================================================================
                                                                         6,079            6,101
Long-term debt
First mortgage bonds
        Series             Year Due
        ------             --------
        5-1/4%               1998                                       50,000           50,000
        7.30%                2002                                       50,000           50,000
        6.80%                2003                                       50,000           50,000
        6-1/8%               2005                                        9,075            9,075
        6.90%                2013                                       22,000           22,000
        8.80%                2021                                       60,000           60,000
        7-1/8%               2023                                       50,000           50,000
- -----------------------------------------------------------------------------------------------
Total                                                                  291,075          291,075
Unamortized discount and premium on bonds, net                          (1,044)          (1,066)
- -----------------------------------------------------------------------------------------------
Total first mortgage bonds                                             290,031          290,009
- -----------------------------------------------------------------------------------------------
ESOP loan guarantees                                                    16,708           16,346
Other long-term debt                                                       235              235
- -----------------------------------------------------------------------------------------------
Total long-term debt                                                   306,974          306,590
===============================================================================================
Total capitalization                                                  $809,432         $809,266
===============================================================================================

The accompanying notes are an integral part of these statements.

                                           -10-
PAGE

                               WISCONSIN PUBLIC SERVICE CORPORATION

===========================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS                                 Three Months Ended
(Thousands)                                                                March 31
                                                                     1996            1995
===========================================================================================
Cash flows from operating activities
Net income                                                          $24,960         $21,007

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                     16,269          16,575
Amortization of nuclear fuel and other                                7,612           7,691
Deferred income taxes                                                (1,820)         (3,123)
Investment tax credit restored                                         (444)           (449)
AFUDC equity                                                            (37)            (25)
Pension income                                                       (3,118)         (3,231)
Postretirement funding                                                1,985           1,666
Deferred demand-side management expenditures                         (2,444)         (3,174)
Other, net                                                            5,286          (1,532)
Changes in
Customer and other receivables                                       (8,306)         (5,512)
Accrued utility revenues                                              6,449           2,768
Fossil fuel                                                             136          (1,445)
Gas in storage                                                        8,492          13,343
Accounts payable                                                     (3,542)        (16,864)
Miscellaneous current and accrued liabilities                        10,938          20,579
Accrued taxes                                                         9,774          11,106
Gas refunds                                                          (5,528)          6,576
- -------------------------------------------------------------------------------------------
Net cash from operating activities                                   66,662          65,956
===========================================================================================

Cash flows from (used for) investing activities
Construction and nuclear fuel expenditures                          (11,557)        (13,500)
Decommissioning funding                                              (2,244)         (3,537)
Other                                                                  (963)           (799)
- -------------------------------------------------------------------------------------------
Net cash from (used for) investing activities                       (14,764)        (17,836)
===========================================================================================

Cash flows from (used for) financing activities
Change in commercial paper                                          (11,500)        (12,500)
Preferred stock dividends                                              (778)           (778)
Cash dividends on common stock                                      (22,112)        (10,873)
- -------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                       (34,390)        (24,151)
===========================================================================================
Net increase (decrease) in cash and equivalents                      17,508          23,969
Cash and equivalents at beginning of period                           4,471           3,449
===========================================================================================
Cash and equivalents at end of period                               $21,979         $27,418
===========================================================================================

Cash paid during period for
Interest, less amount capitalized                                    $8,429          $8,330
Income taxes                                                          1,700           2,198
===========================================================================================

The accompanying notes are an integral part of these statements.

                                           -11-
PAGE

                     WISCONSIN PUBLIC SERVICE CORPORATION

===========================================================================================
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS                          Three Months Ended
(Thousands)                                                                 March 31
                                                                     1996            1995
===========================================================================================
Balance at beginning of period                                     $290,387        $280,730
Add Net income                                                       24,960          21,007
- -------------------------------------------------------------------------------------------
                                                                    315,347         301,737
- -------------------------------------------------------------------------------------------
Deduct
Cash dividends declared on preferred stock                              778             778
Dividends declared on common stock                                   22,112          13,373
- -------------------------------------------------------------------------------------------
                                                                     22,890          14,151
- -------------------------------------------------------------------------------------------

Balance at end of period                                           $292,457        $287,586
===========================================================================================

The accompanying notes are an integral part of these statements.

                                           -12-
PAGE

                 WPS RESOURCES CORPORATION AND SUBSIDIARIES
                    WISCONSIN PUBLIC SERVICE CORPORATION
                  CONDENSED NOTES TO FINANCIAL STATEMENTS
                               MARCH 31, 1996



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

WPS Resources Corporation ("Company") is a holding company.
Approximately 96% and 80% of the Company's assets and revenues, respectively, are derived from Wisconsin Public Service Corporation ("WPSC"), an electric and gas utility.

OVERVIEW OF FIRST QUARTER OF 1996 COMPARED TO FIRST QUARTER OF 1995

Earnings per share increased from $.85 in 1995 to $.98 in 1996, or 15.3%. The most significant reason was colder than normal weather which resulted in a 17.9% increase in heating degree days. This increased residential electric and gas consumption 7.4% and 15.8%, respectively.

ELECTRIC OPERATIONS

Electric margins increased by $4.0 million, or 4.7%, due to lower fuel costs and increased consumption due to the weather in the residential, and commercial and industrial sectors, which are higher margin sales.

                                        First Quarter
                                 ---------------------------
Electric Margins (000's)            1996             1995
- ------------------------            ----             ----

Revenues                          $122,564         $121,100
Fuel and purchases                  33,648           36,200
                                   -------          -------

Margin                            $ 88,916         $ 84,900
                                   =======          =======

Sales in kilowatt-hours (000)    2,737,830        2,760,398


Electric generating revenues increased $1.5 million, or 1.2%, during the first quarter of 1996 as compared to the first quarter of 1995. Residential Kwh sales increased 7.4% due to colder weather. Commercial and industrial Kwh sales rose 1.5% reflecting the colder weather and customer growth. Wholesale Kwh sales decreased 17.6% due to reduced demand from WPSC's largest wholesale customer.

Electric fuels and purchases decreased $2.6 million, or 7.0%, in the first quarter of 1996 as compared to the same period in 1995. This decrease was the result of lower purchased power of $5.0 million, or 41.2%, reflecting 42.7% lower Kwh purchases. Purchased power requirements were reduced due to increased production at WPSC's coal-fired plants. Certain units were down for maintenance in the first quarter of 1995. This decrease was offset somewhat by an increase in coal-fired production of 17.0%, or $3.5 million, and was partially offset by a 4.8%, or $1.2 million, reduction in coal costs from burning less expensive low sulphur coal.

GAS OPERATIONS

Gas margins increased $2.4 million, or 11.3%, due to the colder than normal weather.

                                         First Quarter
                                  --------------------------
Gas Margins (000's)                 1996             1995
- -------------------                 ----             ----

Revenues                          $128,289          $66,611
Purchase costs                     104,141           44,911
                                   -------           ------

Margin                            $ 24,148          $21,700
                                   =======           ======

Volume in therms (000)             392,528          261,321


The Public Service Commission of Wisconsin ("PSCW") allows WPSC to pass on to its customers, through a purchased gas adjustment clause, changes in the cost of gas.

Gas operating revenues increased $61.7 million, or 92.6%, during the first quarter of 1996 compared to the first quarter of 1995. The $61.7 million increase is comprised of colder than normal weather, customer growth, and higher gas costs as a result of the weather. At WPSC, revenues increased $19.0 million or 32.0%. This reflects increased gas sales volumes of 16.6% resulting from the colder weather and the higher cost of gas. In addition, sales at WPS Energy Services, Inc. ("ESI"), an energy marketing subsidiary, increased by $42.7 million or 588.4%. This reflects a number of factors--the acquisition of a gas marketing company in the fourth quarter of 1995, higher sales volumes due to customer growth, colder weather, and higher unit prices due to gas commodity market conditions.

Gas purchased for resale showed a net increase of $59.2 million, or 131.9%, in the first quarter of 1996 as compared to the same period in 1995. WPSC gas purchases increased $15.9 million due to higher demand as a result of the weather and higher gas costs, which on average increased 19.3% per dekatherm. ESI gas purchases increased $43.3 million as the result of the acquisition discussed above, customer growth, the weather, and higher gas costs. As a result of unusually high purchased gas costs during an extremely cold period in February 1996, ESI incurred losses on certain sales resulting in an overall negative gas margin for the first quarter of 1996 of $.6 million.

OTHER

Other operating expenses increased $3.9 million, or 10.1%. There was an increase in gas operating expenses of $1.2 million as a result of the colder weather, and a $1.5 million increase in customer accounts expense. This primarily relates to the expansion of WPSC's customer call center.

Maintenance decreased by $4.0 million, or 30.3%, in the first quarter of 1996 as compared to 1995 due to lower maintenance activity at WPSC's coal-fired plants.

Other income decreased by $2.7 million, or 66.6%, in the first quarter of 1996 compared to the same period in 1995. This decrease was the result of two factors that occurred in 1995 which had a significant impact on other income. The first factor was a $1.6 million pretax gain on the decommissioning portfolio due to the sale of certain investments. The second factor was receipt of $1.2 million in insurance proceeds as the result of the death of a retired company executive.

Income taxes increased $1.1 million, or 9.8%, in the first quarter of 1996 compared to the same period in 1995, due primarily to higher earnings.

FINANCIAL CONDITION

WPSC requires large investments in capital assets used to deliver electric and gas services. Most of the Company's capital expenditures relate to WPSC's construction expenditures. WPSC maintains good liquidity levels and a financial condition considered to be strong by utility analysts. Internally generated funds exceeded the Company's cash requirements resulting in the reduction of short-term borrowings during the first three months of 1996, along with short-term investments. No funding difficulties are anticipated in the future. Pretax interest coverage was 4.5 times for the 12 months ended
March 31, 1996 for WPSC.

WPSC's bond ratings are AA+ (Standard & Poor's and Duff & Phelps) and Aa2 (Moody's).

WPSC made application to the PSCW on March 15, 1996 for authority to procure and install replacement steam generators at the Kewaunee Nuclear Power Plant ("Kewaunee"). Replacement is projected for 1999 at a total capital cost estimated to be approximately $100 million.
In WPSC's opinion, replacement of the steam generators is the least cost and lowest risk option to restore Kewaunee to full rated capacity and allow continued operation until expiration of the operating license in the year 2013. Kewaunee is operated by WPSC and owned jointly with two other utilities. WPSC's current ownership interest in Kewaunee is 41.2%.

The steam generator tubes at Kewaunee are susceptible to the corrosion and cracking phenomena seen throughout the nuclear industry. Kewaunee is not operating at full rated capacity due to the plugging of tubes in both steam generators. Steam Generator A is currently 24.94% effectively plugged and Steam Generator B is 17.69% effectively plugged for an average of 21.32%. The current Kewaunee safety analysis report allows an effective tube plugging limit of up to 25% average for both steam generators, not to exceed 25% in either steam generator. Analyses are currently being performed which WPSC believes will increase the effective plugging limit to 30%. Without replacement of the steam generators, existing and projected plugging could make the continued operation of Kewaunee uneconomic sometime during the 2002 to 2006 time frame.

Currently the owners of Kewaunee have differing views on the desirability of proceeding with the steam generator replacement project. WPSC is negotiating with the other Kewaunee owners to resolve this and other ownership issues. As described in the application filed with the PSCW, WPSC is willing to consider acquiring full ownership of Kewaunee upon satisfactory resolution of issues relating to decommissioning liability and funding of decommissioning costs as well as price and other issues. The Kewaunee owners have not reached agreement on these matters, but negotiations are ongoing. If the steam generator replacement project receives PSCW approval, the issues relating to the future ownership would still need to be resolved before the steam generator replacement could proceed.

WPSC has applied to the PSCW for acceleration of the depreciation and decommissioning collections relative to Kewaunee such that by the end of the year 2002 there would be full recovery of all plant investment exclusive of that related to the new steam generators, and there would be funding adequate to fully fund currently forecasted decommissioning expenditures. With respect to depreciation, WPSC has requested a special depreciation accrual (over and above the amount presently being accrued) in the amount of $5.5 million for each of the six years 1997 to 2002. With respect to decommissioning, WPSC has requested an increase in the annual retail nonqualified fund contribution of $8.8 million, from $1.3 million to $10.1 million. No change has been requested in the retail qualified fund contribution currently set at $7.1 million. The request for these accelerations reflects the condition of the present steam generators and the evolution of the electric generation marketplace toward a more competitive model.

In addition to the proposed replacement of the steam generators, the following actions are or will be taken:

      (1) The Nuclear Regulatory Commission ("NRC") has been requested to redefine the pressure boundary point of the repaired steam generator tubes, which have been removed from service by plugging, in order to allow the return of many of the tubes to service; thus, permitting Kewaunee to return to full licensed power.

      (2) The NRC will be requested to increase the steam generator effective plugging limit from 25% to 30%.

      (3) A request will be submitted to the NRC to allow the owners to pursue welded repair technologies to repair existing sleeved tubes in an effort to return plugged tubes to service.

Even if these courses of action are approved, there will still be a need to replace the steam generators. These actions will prolong the life of the existing steam generator tubes, but they will not stop the ultimate corrosion.

For the three-year period 1996 to 1998, internally generated funds are expected to lag construction expenditures and other investments totaling $248 million by about $33 million. These expenditures are comprised of $140 million for electric construction, $20 million for nuclear fuel, $35 million for gas construction, $21 million for other construction expenditures, and $32 million for nuclear decommissioning and other investments. The company currently expects to finance this shortfall in internally generated funds through short-term debt. This excludes any expenditures for the replacement of the steam generator units at the Kewaunee Nuclear Plant.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, effective January 1, 1996. This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The adoption of this new standard did not materially impact first quarter 1996 results based on prior and current rate treatment of such costs.

However, the PSCW has initiated proceedings to consider restructuring electric utility regulation in Wisconsin, and one of the issues on its agenda is stranded investment. Stranded investment is unrecovered investment in facilities that are no longer economical to operate. Therefore, the extent and impact of any change in the current regulatory compact is not known at this time.

                                           -18-
PAGE

                         PART II.  OTHER INFORMATION


ITEM 5.    OTHER INFORMATION

KEWAUNEE NUCLEAR POWER PLANT

Wisconsin Public Service Corporation ("WPSC") made application to the Public Service Commission of Wisconsin ("PSCW") on March 15, 1996 for authority to procure and install replacement steam generators at the Kewaunee Nuclear Power Plant ("Kewaunee"). Replacement is projected for 1999 at a total capital cost estimated to be approximately $100 million. In WPSC's opinion, replacement of the steam generators is the least cost and lowest risk option to restore Kewaunee to full rated capacity and allow continued operation until expiration of the operating license in the year 2013. Kewaunee is operated by WPSC and owned jointly with two other utilities. WPSC's current ownership interest in Kewaunee is 41.2%.

The steam generator tubes at Kewaunee are susceptible to the corrosion and cracking phenomena seen throughout the nuclear industry. Kewaunee is not operating at full rated capacity due to the plugging of tubes in both steam generators. Steam Generator A is currently 24.94% effectively plugged and Steam Generator B is 17.69% effectively plugged for an average of 21.32%. The current Kewaunee safety analysis report allows an effective tube plugging limit of up to 25% average for both steam generators, not to exceed 25% in either steam generator. Analyses are currently being performed which WPSC believes will increase the effective plugging limit to 30%. Without replacement of the steam generators, existing and projected plugging could make the continued operation of Kewaunee uneconomic sometime during the 2002 to 2006 time frame.

Currently the owners of Kewaunee have differing views on the desirability of proceeding with the steam generator replacement project. WPSC is negotiating with the other Kewaunee owners to resolve this and other ownership issues. As described in the application filed with the PSCW, WPSC is willing to consider acquiring full ownership of Kewaunee upon satisfactory resolution of issues relating to decommissioning liability and funding of decommissioning costs as well as price and other issues. The Kewaunee owners have not reached agreement on these matters, but negotiations are ongoing. If the steam generator replacement project receives PSCW approval, the issues relating to the future ownership would still need to be resolved before the steam generator replacement could proceed.

WPSC has applied to the PSCW for acceleration of the depreciation and decommissioning collections relative to Kewaunee such that by the end of the year 2002 there would be full recovery of all plant investment exclusive of that related to the new steam generators, and there would be funding adequate to fully fund currently forecasted decommissioning expenditures. With respect to depreciation, WPSC has requested a special depreciation accrual (over and above the amount presently being accrued) in the amount of $5.5 million for each of the six years 1997 to 2002. With respect to decommissioning, WPSC has requested an increase in the annual retail nonqualified fund contribution of $8.8 million, from $1.3 million to $10.1 million. No change has been requested in the retail qualified fund contribution currently set at $7.1 million. The request for these accelerations reflects the condition of the present steam generators and the evolution of the electric generation marketplace toward a more competitive model.

In addition to the proposed replacement of the steam generators, the following actions are or will be taken:

      (1) The Nuclear Regulatory Commission ("NRC") has been requested to redefine the pressure boundary point of the repaired steam generator tubes, which have been removed from service by plugging, in order to allow the return of many of the tubes to service; thus, permitting Kewaunee to return to full licensed power.

      (2) The NRC will be requested to increase the steam generator effective plugging limit from 25% to 30%.

      (3) A request will be submitted to the NRC to allow the owners to pursue welded repair technologies to repair existing sleeved tubes in an effort to return plugged tubes to service.

Even if these courses of action are approved, there will still be a need to replace the steam generators. These actions will prolong the life of the existing steam generator tubes, but they will not stop the ultimate corrosion.

See the Annual Report on Form 10-K for the year ended December 31, 1995, Part I, Item 1. Business, Section B. Electric Matters - Kewaunee Nuclear Power Plant, at page 4, for additional information.

CUSTOMER RATE MATTERS

On April 1, 1996, WPSC made application to the PSCW to decrease retail electric rates 1.1%, or $5.0 million annually, and to increase gas rates 3.7%, or $7.3 million annually. New rates, when approved by the PSCW, will become effective January 1, 1997 and will remain in effect for the years 1997 and 1998. The final rates will be based upon revised projections and PSCW findings after staff review. No assurance can be given that rate changes in the range of those requested will result.

The application for new electric rates included the acceleration of the depreciation and decommissioning collections relative to Kewaunee such that by the end of 2001 there would be full recovery of all plant investment exclusive of that related to the new steam generators, and there would be funding adequate to fully fund currently forecasted decommissioning expenditures. The filing will be amended to reflect accelerated collections over the period 1997 through 2002. This change will decrease annual electric revenue requirements by $7.0 million.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             The following documents are filed herewith:

               Exhibit 11     Statement Regarding Computation of Per
                              Share Earnings
                                  WPS Resources Corporation

               Exhibit 27     Financial Data Schedule
                                  WPS Resources Corporation
                                  Wisconsin Public Service Corporation

               Exhibit 99-1   Financial and Statistical Forecast dated
                              May 1, 1996
                                  Wisconsin Public Service Corporation

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, WPS Resources Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          WPS Resources Corporation



Date: April 26, 1996                           /s/  D. L. Ford
                                      ________________________________
                                                    D. L. Ford
                                                    Controller

                                         (Chief Accounting Officer)

                                           -22-
PAGE

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Wisconsin Public Service Corporation



Date: April 26, 1996                        /s/  D. L. Ford
                                  ____________________________________
                                                 D. L. Ford
                                                 Controller

                                        (Chief Accounting Officer)

                       WPSC RESOURCES CORPORATION AND
                    WISCONSIN PUBLIC SERVICE CORPORATION
                         EXHIBIT INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED MARCH 31, 1996




Exhibit No.                           Description
___________                           ___________

    11         Statement Regarding Computation of Per Share Earnings
                       WPS Resources Corporation

    27         Financial Data Schedule
                       WPS Resources Corporation
                       Wisconsin Public Service Corporation

    99-1       Financial and Statistical Forecast dated May 1, 1996
                       Wisconsin Public Service Corporation