Form 10-Q
period 1996-06-30
WISCONSIN PUBLIC SERVICE CORP
filed 1996-07-26
CIK 107833

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

              For the quarterly period ended June 30, 1996

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

WPS RESOURCES CORPORATION                Common stock, $1 par value,
                                         23,896,962 shares outstanding at
                                         July 26, 1996

WISCONSIN PUBLIC SERVICE CORPORATION     Common stock, $4 par value,
                                         23,896,962 shares outstanding at
                                         July 26, 1996
______________________________________________________________________________
______________________________________________________________________________

                      WPS RESOURCES CORPORATION
                                 AND
                WISCONSIN PUBLIC SERVICE CORPORATION
            FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996


                              CONTENTS
                                                                Page

          INTRODUCTION                                           4

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          WPS RESOURCES CORPORATION
               Consolidated Statements of Income and
                    Retained Earnings                            5
               Consolidated Balance Sheets                       6
               Consolidated Statements of Capitalization         7
               Consolidated Statements of Cash Flows             8

          WISCONSIN PUBLIC SERVICE CORPORATION
               Consolidated Statements of Income                 9
               Consolidated Balance Sheets                      10
               Consolidated Statements of Capitalization        11
               Consolidated Statements of Cash Flows            12
               Consolidated Statements of Retained Earnings     13

          CONDENSED NOTES TO FINANCIAL STATEMENTS OF
               WPS Resources Corporation and
               Wisconsin Public Service Corporation             14

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations for
               WPS Resources Corporation and
               Wisconsin Public Service Corporation             15 - 23

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders   24

Item 5.   Other Information                                     24 - 25

Item 6.   Exhibits and Reports on Form 8-K                      26

Signatures                                                      27 - 28

EXHIBIT INDEX                                                   29

Exhibit 11     Statement Regarding Computation of Per Share
               Earnings
                    WPS Resources Corporation

Exhibit 27     Financial Data Schedule
                    WPS Resources Corporation
                    Wisconsin Public Service Corporation

PAGE

                             INTRODUCTION


The unaudited interim financial statements presented herein include the consolidated statements of WPS Resources Corporation and Subsidiaries ("Company") as well as separate consolidated financial statements for Wisconsin Public Service Corporation ("WPSC"). The unaudited statements have been prepared by the Company and WPSC, respectively, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company and WPSC believe, however, that the disclosures are adequate to make the information presented not misleading. The Company's and WPSC's consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the respective Annual Reports on Form 10-K of the Company and WPSC for the year ended December 31, 1995.

In the opinion of the Company and WPSC, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods. Due to the influence of weather and other factors which are characteristics of WPSC's utility operations, financial results for the periods ended June 30, 1996 and 1995 are not necessarily indicative of trends for any 12-month period.

                                  Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                                     WPS RESOURCES CORPORATION
============================================================================================================================
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS                Three Months Ended               Six Months Ended
(Thousands, except per share amounts)                                       June 30                          June 30
                                                                      1996            1995            1996            1995
============================================================================================================================
Operating revenues
Electric                                                           $116,928        $117,418        $239,492        $238,518
Gas                                                                  64,993          44,735         193,282         111,346
Other                                                                  (293)              -             191               -
- ----------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                            181,628         162,153         432,965         349,864
============================================================================================================================

Operating expenses
Electric production fuels                                            24,269          26,388          50,818          50,507
Purchased power                                                       9,233          10,396          16,332          22,477
Gas purchased for resale                                             52,335          33,962         156,476          78,873
Other operating expenses                                             40,078          39,784          80,025          75,779
Maintenance                                                          12,525          15,262          21,773          28,538
Depreciation and decommissioning                                     16,032          15,837          32,540          32,412
Taxes other than income                                               6,550           6,366          13,396          12,848
- ----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                            161,022         147,995         371,360         301,434
============================================================================================================================
Operating income                                                     20,606          14,158          61,605          48,430
- ----------------------------------------------------------------------------------------------------------------------------

Other income
Allowance for equity funds used during construction                      33              48              70              74
Other, net                                                            1,813           1,887           3,131           5,914
- ----------------------------------------------------------------------------------------------------------------------------
Total other income                                                    1,846           1,935           3,201           5,988
============================================================================================================================
Income before interest expense                                       22,452          16,093          64,806          54,418
- ----------------------------------------------------------------------------------------------------------------------------

Interest on long-term debt                                            5,432           5,796          10,841          11,589
Other interest                                                          566             606           1,274           1,254
Allowance for borrowed funds used during construction                   (32)            (48)            (64)            (81)
- ----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                5,966           6,354          12,051          12,762
============================================================================================================================

Income before income taxes                                           16,486           9,739          52,755          41,656
Income taxes                                                          5,588           3,095          17,559          13,996
Preferred stock dividends of subsidiary                                 778             778           1,556           1,556
- ----------------------------------------------------------------------------------------------------------------------------
Net income                                                           10,120           5,866          33,640          26,104
============================================================================================================================

Retained earnings at beginning of period                            321,373         306,957         308,965         297,592
Cash dividends on common stock                                       11,112          10,873          22,224          21,746
- ----------------------------------------------------------------------------------------------------------------------------
Retained earnings at end of period                                 $320,381        $301,950        $320,381        $301,950
============================================================================================================================

Average shares of common stock outstanding                           23,893          23,897          23,894          23,897
Earnings per average share of common stock                            $0.42           $0.24           $1.41           $1.09
Dividend per share of common stock                                   $0.465          $0.455          $0.930          $0.910
============================================================================================================================

The accompanying notes are an integral part of these statements.


                                           -5-
PAGE

                                    WPS RESOURCES CORPORATION
===================================================================================================
CONSOLIDATED BALANCE SHEETS                                           June 30          December 31
(Thousands)                                                             1996               1995
===================================================================================================
ASSETS
- ---------------------------------------------------------------------------------------------------
Utility plant
Electric                                                            $1,454,618         $1,441,126
Gas                                                                    231,384            229,604
- ---------------------------------------------------------------------------------------------------
Total                                                                1,686,002          1,670,730
Less - Accumulated depreciation and decommissioning                    923,971            905,519
- ---------------------------------------------------------------------------------------------------
Total                                                                  762,031            765,211
Nuclear decommissioning trusts                                          90,311             82,109
Construction in progress                                                10,319              8,463
Nuclear fuel, less accumulated amortization                             17,252             14,275
- ---------------------------------------------------------------------------------------------------
Net utility plant                                                      879,913            870,058
===================================================================================================
Current assets
Cash and equivalents                                                     6,099              6,533
Customer and other receivables, net of reserves                         75,577             79,301
Accrued utility revenues                                                18,662             37,586
Fossil fuel, at average cost                                            10,131              8,701
Gas in storage, at average cost                                         10,852             10,076
Materials and supplies, at average cost                                 21,316             20,312
Prepayments and other                                                   20,091             23,576
- ---------------------------------------------------------------------------------------------------
Total current assets                                                   162,728            186,085
===================================================================================================

Regulatory assets                                                      107,144            111,101
Investments and other assets                                           105,747             99,499
===================================================================================================
Total                                                               $1,255,532         $1,266,743
===================================================================================================


CAPITALIZATION AND LIABILITIES
- ---------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                   $474,973           $463,441
Preferred stock of subsidiary
  with no mandatory redemption                                          51,200             51,200
Long-term debt                                                         297,572            306,590
- ---------------------------------------------------------------------------------------------------
Total capitalization                                                   823,745            821,231
===================================================================================================

Current liabilities
Notes payable                                                           14,600             15,000
Commercial paper                                                             -             11,500
Accounts payable                                                        61,482             67,483
Accrued taxes                                                            5,445              1,744
Accrued interest                                                         8,130              8,378
Gas refunds                                                              1,211              6,879
Other                                                                   20,606             14,668
- ---------------------------------------------------------------------------------------------------
Total current liabilities                                              111,474            125,652
===================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                      130,913            135,958
Accumulated deferred investment credits                                 29,558             30,447
Regulatory liabilities                                                  52,254             49,924
Environmental remediation liabilities                                   41,697             41,697
Long-term liabilities                                                   65,891             61,834
- ---------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                       320,313            319,860
===================================================================================================
Total                                                               $1,255,532         $1,266,743
===================================================================================================

The accompanying notes are an integral part of these statements.



                                WPS RESOURCES CORPORATION

===============================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                           June 30        December 31
(Thousands, except share amounts)                                    1996              1995
===============================================================================================
Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized;
  and 23,896,962 shares outstanding                                 $23,897          $23,897
Premium on capital stock                                            145,021          145,021
Retained earnings                                                   320,381          308,965
Shares in deferred compensation trust, 6,078 shares at average
  cost of $32.23 per share                                             (195)               -
ESOP loan guarantees                                                (14,131)         (16,346)
Net unrealized security gains (net of taxes)                              -            1,904
- -----------------------------------------------------------------------------------------------
Total common stock equity                                           474,973          463,441
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
===============================================================================================

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
        Series             Year Due
        ------             --------
        5-1/4%               1998                                    50,000           50,000
        7.30%                2002                                    50,000           50,000
        6.80%                2003                                    50,000           50,000
        6-1/8%               2005                                     9,075            9,075
        6.90%                2013                                    22,000           22,000
        8.80%                2021                                    53,100           60,000
        7-1/8%               2023                                    50,000           50,000
- -----------------------------------------------------------------------------------------------
Total                                                               284,175          291,075
Unamortized discount and premium on bonds, net                       (1,022)          (1,066)
- -----------------------------------------------------------------------------------------------
Total first mortgage bonds                                          283,153          290,009
- -----------------------------------------------------------------------------------------------
ESOP loan guarantees                                                 14,131           16,346
Other long-term debt                                                    288              235
- -----------------------------------------------------------------------------------------------
Total long-term debt                                                297,572          306,590
===============================================================================================
Total capitalization                                               $823,745         $821,231
===============================================================================================

The accompanying notes are an integral part of these statements.

                                           -7-


                                  WPS RESOURCES CORPORATION
=============================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS                                   Six Months Ended
(Thousands)                                                                  June 30
                                                                      1996            1995
=============================================================================================
Cash flows from operating activities
Net income                                                          $33,640         $26,104

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                     32,540          32,412
Amortization of nuclear fuel and other                               15,198          14,334
Deferred income taxes                                                (3,750)         (4,430)
Investment tax credit restored                                         (889)           (898)
AFUDC equity                                                            (70)            (74)
Pension income                                                       (6,229)         (6,142)
Postretirement funding                                                3,575           3,458
Deferred demand-side management expenditures                         (3,893)         (4,793)
Other, net                                                           (1,908)          6,645
Changes in
Customer and other receivables                                        3,724           5,250
Accrued utility revenues                                             18,924          10,714
Fossil fuel inventory                                                (1,430)           (996)
Gas in storage                                                         (776)          7,546
Accounts payable                                                     (6,001)        (18,572)
Miscellaneous current and accrued liabilities                         5,938          15,766
Accrued taxes                                                         3,701           2,389
Gas refunds                                                          (5,668)          4,817
- ---------------------------------------------------------------------------------------------
Net cash from operating activities                                   86,626          93,530
=============================================================================================

Cash flows from (used for) investing activities
Construction and nuclear fuel expenditures                          (40,840)        (33,497)
Allowance for borrowed funds used during construction                   (64)            (81)
Decommissioning funding                                              (4,489)         (9,285)
Purchase of investments                                                   0          (4,000)
Other                                                                  (448)           (180)
- ---------------------------------------------------------------------------------------------
Net cash from (used for) investing activities                       (45,841)        (47,043)
=============================================================================================

Cash flows from (used for) financing activities
Redemption of first mortgage bonds                                   (6,900)              -
Change in notes payable                                                (400)              -
Change in commercial paper                                          (11,500)        (12,500)
Cash dividends on common stock                                      (22,224)        (21,746)
Purchase of deferred compensation stock                                (195)              -
- ---------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                       (41,219)        (34,246)
=============================================================================================
Net increase (decrease) in cash and equivalents                        (434)         12,241
Cash and equivalents at beginning of period                           6,533          13,167
=============================================================================================
Cash and equivalents at end of period                                $6,099         $25,408
=============================================================================================

Cash paid during period for
Interest, less amount capitalized                                   $10,668         $10,586
Income taxes                                                         17,330          15,264
Preferred stock dividends of subsidiary                               1,556           1,556
=============================================================================================

The accompanying notes are an integral part of these statements.




                                  WISCONSIN PUBLIC SERVICE CORPORATION

=============================================================================================================================
CONSOLIDATED STATEMENTS OF INCOME                                      Three Months Ended              Six Months Ended
(Thousands)                                                                 June 30                         June 30
                                                                      1996            1995            1996           1995
=============================================================================================================================
Operating revenues
Electric                                                           $116,928        $117,418        $239,492        $238,518
Gas                                                                  40,271          33,513         118,644          92,873
- -----------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                            157,199         150,931         358,136         331,391
=============================================================================================================================

Operating expenses
Electric production fuels                                            24,269          26,388          50,818          50,507
Purchased power                                                       9,233          10,396          16,332          22,477
Gas purchased for resale                                             28,219          22,859          81,960          60,742
Other operating expenses                                             38,642          39,258          77,142          74,898
Maintenance                                                          12,525          15,262          21,773          28,538
Depreciation and decommissioning                                     15,743          15,837          32,012          32,412
Federal income taxes                                                  4,918           2,640          14,902          10,833
Investment tax credit restored                                         (445)           (449)           (889)           (898)
State income taxes                                                    1,492             891           4,676           3,331
Gross receipts and other taxes                                        6,550           6,366          13,396          12,847
- -----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                            141,146         139,448         312,122         295,687
=============================================================================================================================
Operating income                                                     16,053          11,483          46,014          35,704
- -----------------------------------------------------------------------------------------------------------------------------

Other income
Allowance for equity funds used during construction                      33              48              70              73
Other, net                                                            1,761           1,874           3,026           5,889
Income taxes                                                           (184)           (116)           (284)           (826)
- -----------------------------------------------------------------------------------------------------------------------------
Total other income                                                    1,610           1,806           2,812           5,136
=============================================================================================================================
Income before interest expense                                       17,663          13,289          48,826          40,840
- -----------------------------------------------------------------------------------------------------------------------------

Interest on long-term debt                                            5,696           5,931          11,239          11,862
Other interest                                                          524             606           1,216           1,252
Allowance for borrowed funds used during construction                   (32)            (48)            (64)            (81)
- -----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                6,188           6,489          12,391          13,033
=============================================================================================================================
Net income                                                           11,475           6,800          36,435          27,807
Preferred stock dividend requirements                                   778             778           1,556           1,556
- -----------------------------------------------------------------------------------------------------------------------------
Earnings on common stock                                            $10,697          $6,022         $34,879         $26,251
=============================================================================================================================

The accompanying notes are an integral part of these statements.



                          WISCONSIN PUBLIC SERVICE CORPORATION
===================================================================================================
CONSOLIDATED BALANCE SHEETS                                           June 30          December 31
(Thousands)                                                            1996               1995
===================================================================================================
ASSETS
- ---------------------------------------------------------------------------------------------------

Utility plant
Electric                                                            $1,454,618         $1,441,126
Gas                                                                    229,852            228,346
- ---------------------------------------------------------------------------------------------------
Total                                                                1,684,470          1,669,472
Less - Accumulated depreciation and decommissioning                    923,812            905,427
- ---------------------------------------------------------------------------------------------------
Total                                                                  760,658            764,045
Nuclear decommissioning trusts                                          90,311             82,109
Construction in progress                                                10,319              8,463
Nuclear fuel, less accumulated amortization                             17,252             14,275
- ---------------------------------------------------------------------------------------------------
Net utility plant                                                      878,540            868,892
===================================================================================================

Current assets
Cash and equivalents                                                     3,473              4,471
Customer and other receivables, net of reserves                         60,933             62,156
Accrued utility revenues                                                18,662             37,586
Fossil fuel, at average cost                                            10,131              8,701
Gas in storage, at average cost                                         10,750              9,903
Materials and supplies, at average cost                                 21,316             20,312
Prepayments and other                                                   19,955             23,526
- ---------------------------------------------------------------------------------------------------
Total current assets                                                   145,220            166,655
===================================================================================================

Regulatory assets                                                      107,144            111,101
Investments and other assets                                            93,796             86,763
===================================================================================================
Total                                                               $1,224,700         $1,233,411
===================================================================================================


CAPITALIZATION AND LIABILITIES
- ---------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                   $447,341           $445,375
Preferred stock with no mandatory redemption                            51,200             51,200
Long-term debt to parent                                                14,675              6,101
Long-term debt                                                         297,572            306,590
- ---------------------------------------------------------------------------------------------------
Total capitalization                                                   810,788            809,266
===================================================================================================

Current liabilities
Note payable                                                            10,000             10,000
Commercial paper                                                             -             11,500
Accounts payable                                                        49,323             52,881
Accrued taxes                                                            3,635              1,744
Accrued interest                                                         8,130              8,378
Gas refunds                                                              1,211              6,879
Other                                                                   20,859             12,635
- ---------------------------------------------------------------------------------------------------
Total current liabilities                                               93,158            104,017
===================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                      131,382            136,226
Accumulated deferred investment tax credits                             29,558             30,447
Regulatory liabilities                                                  52,254             49,924
Environmental remediation liabilities                                   41,697             41,697
Long-term liabilities                                                   65,863             61,834
- ---------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                       320,754            320,128
===================================================================================================
Total                                                               $1,224,700         $1,233,411
===================================================================================================


The accompanying notes are an integral part of these statements.



                         WISCONSIN PUBLIC SERVICE CORPORATION

==============================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                           June 30        December 31
(Thousands, except share amounts)                                    1996              1995
==============================================================================================
Common stock equity
Common stock                                                        $95,588          $95,588
Premium on capital stock                                             73,842           73,842
Retained earnings                                                   292,042          290,387
ESOP loan guarantees                                                (14,131)         (16,346)
Net unrealized security gains (net of taxes)                              -            1,904
- ----------------------------------------------------------------------------------------------
Total common stock equity                                           447,341          445,375
==============================================================================================

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             132,000                                   13,200           13,200
         5.04%              30,000                                    3,000            3,000
         5.08%              50,000                                    5,000            5,000
         6.76%             150,000                                   15,000           15,000
         6.88%             150,000                                   15,000           15,000
- ----------------------------------------------------------------------------------------------
Total preferred stock                                                51,200           51,200
==============================================================================================

Long-term note to parent
        Series             Year Due
        ------             --------
        8.76%                2014                                     6,057            6,101
        7.35%                2016                                     8,618                -
==============================================================================================
                                                                     14,675            6,101
Long-term debt
First mortgage bonds
        Series             Year Due
        ------             --------
        5-1/4%               1998                                    50,000           50,000
        7.30%                2002                                    50,000           50,000
        6.80%                2003                                    50,000           50,000
        6-1/8%               2005                                     9,075            9,075
        6.90%                2013                                    22,000           22,000
        8.80%                2021                                    53,100           60,000
        7-1/8%               2023                                    50,000           50,000
- ----------------------------------------------------------------------------------------------
Total                                                               284,175          291,075
Unamortized discount and premium on bonds, net                       (1,022)          (1,066)
- ----------------------------------------------------------------------------------------------
Total first mortgage bonds                                          283,153          290,009
- ----------------------------------------------------------------------------------------------
ESOP loan guarantees                                                 14,131           16,346
Other long-term debt                                                    288              235
- ----------------------------------------------------------------------------------------------
Total long-term debt                                                297,572          306,590
==============================================================================================
Total capitalization                                               $810,788         $809,266
==============================================================================================

The accompanying notes are an integral part of these statements.



                     WISCONSIN PUBLIC SERVICE CORPORATION
=============================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS                                   Six Months Ended
(Thousands)                                                                  June 30
                                                                      1996            1995
=============================================================================================
Cash flows from operating activities
Net income                                                          $36,435         $27,807

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                     32,012          32,412
Amortization of nuclear fuel and other                               14,742          14,334
Deferred income taxes                                                (3,549)         (4,467)
Investment tax credit restored                                         (889)           (898)
AFUDC equity                                                            (70)            (74)
Pension income                                                       (6,229)         (6,142)
Postretirement funding                                                3,575           3,458
Deferred demand-side management expenditures                         (3,893)         (4,793)
Other, net                                                           (1,565)          6,343
Changes in
Customer and other receivables                                        1,223           6,615
Accrued utility revenues                                             18,924          10,714
Fossil fuel                                                          (1,430)           (996)
Gas in storage                                                         (847)          7,597
Accounts payable                                                     (3,558)        (19,483)
Miscellaneous current and accrued liabilities                         7,976          15,902
Accrued taxes                                                         1,891           2,417
Gas refunds                                                          (5,668)          4,817
- ----------------------------------------------------------------------------------------------
Net cash from operating activities                                   89,080          95,563
==============================================================================================

Cash flows from (used for) investing activities
Construction and nuclear fuel expenditures                          (40,904)        (33,578)
Decommissioning funding                                              (4,489)         (9,285)
Other                                                                  (123)           (180)
- ----------------------------------------------------------------------------------------------
Net cash from (used for) investing activities                       (45,516)        (43,043)
==============================================================================================

Cash flows from (used for) financing activities
Redemption of first mortgage bonds                                   (6,900)              -
Proceeds of long-term debt from parent                                8,618               -
Change in commercial paper                                          (11,500)        (12,500)
Preferred stock dividends                                            (1,556)         (1,556)
Cash dividends on common stock                                      (33,224)        (21,746)
- ----------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                       (44,562)        (35,802)
==============================================================================================
Net increase (decrease) in cash and equivalents                        (998)         16,718
Cash and equivalents at beginning of period                           4,471           3,449
==============================================================================================
Cash and equivalents at end of period                                $3,473         $20,167
==============================================================================================

Cash paid during period for
Interest, less amount capitalized                                   $10,668         $10,586
Income taxes                                                         18,372          15,249
==============================================================================================

The accompanying notes are an integral part of these statements.


                      WISCONSIN PUBLIC SERVICE CORPORATION

=============================================================================================
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS                           Six Months Ended
(Thousands)                                                                June 30
                                                                     1996            1995
=============================================================================================
Balance at beginning of period                                     $290,387        $280,730
Add Net income                                                       36,435          27,807
- ---------------------------------------------------------------------------------------------
                                                                    326,822         308,537
- ---------------------------------------------------------------------------------------------
Deduct
Cash dividends declared on preferred stock                            1,556           1,556
Dividends declared on common stock                                   33,224          24,246
- ---------------------------------------------------------------------------------------------
                                                                     34,780          25,802
- ---------------------------------------------------------------------------------------------

Balance at end of period                                           $292,042        $282,735
=============================================================================================

The accompanying notes are an integral part of these statements.


PAGE

             WPS RESOURCES CORPORATION AND SUBSIDIARIES
                WISCONSIN PUBLIC SERVICE CORPORATION
               CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996


NOTE 1.  FINANCIAL INFORMATION
______________________________

The foregoing consolidated financial statements have been prepared by WPS Resources Corporation ("Company") and Wisconsin Public Service Corporation ("WPSC"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of Management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's and WPSC's latest annual reports on Form 10-K.

Because of the seasonal nature of the Company's operations, interim results are not necessarily indicative of annual results.

NOTE 2.  LONG-TERM DEBT
_______________________

In June 1996, Wisconsin Public Service Corporation repurchased $6.9 million of the 8.80% bond series due in 2021. The repurchase was funded through short-term borrowings. The repurchase premium and the unamortized discount from the original issue have been deferred and will be amortized over approximately a two-year period to correspond with ratemaking treatment.

PAGE

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

WPS Resources Corporation ("Company") is a holding company.
Approximately 98% and 83% of the Company's assets and revenues, respectively, are derived from Wisconsin Public Service Corporation ("WPSC"), an electric and gas utility.

OVERVIEW OF SECOND QUARTER OF 1996 COMPARED TO SECOND QUARTER OF 1995

Earnings per share increased 75.0% from $.24 in 1995 to $.42 in 1996. The primary reason for this significant change in earnings is the conversion of the Kewaunee Nuclear Power Plant ("Kewaunee") from a 12-month fuel cycle to an 18-month fuel cycle at its last refueling (see purchased power and maintenance expense discussions). Refueling which used to occur in the second quarter will take place in the fourth quarter of 1996. These expenses will be incurred in the fourth quarter of 1996 when Kewaunee is taken off line for refueling, and will reduce earnings at that time. In 1995, Kewaunee refueling related expenses were approximately $.11 per share. Another contributing factor was colder weather with heating degree days and residential gas consumption increasing 12.5% and 16.1%, respectively.

ELECTRIC OPERATIONS

Electric margins increased by $2.8 million, or 3.5%, due to lower fuel costs and lower power purchases.

                                       Second Quarter
                                 ---------------------------
Electric Margins (000's)            1996             1995
- ------------------------            ----             ----

Revenues                          $116,928         $117,418
Fuel and purchases                  33,502           36,784
                                   -------          -------

Margin                            $ 83,426         $ 80,634
                                   =======          =======

Sales in kilowatt-hours (000)    2,673,817        2,683,698

Electric revenues decreased $.5 million, or .4%, during the second quarter of 1996 as compared to the second quarter of 1995.
Residential kilowatt-hour ("Kwh") sales increased 2.4% due to colder weather. Commercial and industrial Kwh sales rose 1.3% reflecting the colder weather and customer growth. Wholesale Kwh sales decreased 6.9% due to reduced demand from WPSC's largest wholesale customer.

Electric fuels and purchases decreased $3.3 million, or 8.9%, in the second quarter of 1996 as compared to the same period in 1995. This decrease was the result of lower purchased power of $1.2 million, or 11.2%, which relates to the change in the Kewaunee refueling cycle discussed earlier. In addition to this, coal-fired generation was down 11.1% due to lower air conditioning load as a result of the cooler weather. This resulted in a $2.8 million decrease, which was partially offset by higher nuclear generation of 135.2%, which resulted in higher fuel expense of $.4 million.

GAS OPERATIONS

Gas margins increased $1.9 million, or 17.5%, due to the colder than normal weather.

                                        Second Quarter
                                  --------------------------
Gas Margins (000's)                 1996             1995
- -------------------                 ----             ----

Revenues                           $64,993          $44,735
Purchase costs                      52,335           33,962
                                    ------           ------

Margin                             $12,658          $10,773
                                    ======           ======

Volume in therms (000)             261,304          168,244


The Public Service Commission of Wisconsin ("PSCW") allows WPSC to pass on to its customers, through a purchased gas adjustment clause, changes in the cost of gas.

Gas operating revenues increased $20.3 million, or 45.3%, during the second quarter of 1996 compared to the second quarter of 1995. The $20.3 million increase is a result of colder than normal weather, customer growth, and higher gas costs as a result of the weather. At

WPSC, revenues increased $6.8 million or 20.2%. This reflects increased residential gas sales volumes of 16.1% resulting from the colder weather and higher gas costs. In addition, sales at WPS Energy Services, Inc. ("ESI"), an energy marketing subsidiary, increased by $13.5 million or 120.3%. This reflects a number of factors--the acquisition of a gas marketing company in the fourth quarter of 1995, higher sales volumes due to customer growth, colder weather, and higher unit prices due to gas commodity market conditions.

Gas purchased for resale showed a net increase of $18.4 million, or 54.1%, in the second quarter of 1996 as compared to the same period in 1995. WPSC gas purchases increased $5.4 million due to higher demand as a result of the weather and higher gas costs, which on average increased 8.2% per dekatherm. ESI gas purchases increased
$13.0 million as the result of the acquisition discussed above, customer growth, the weather, and higher gas costs.

OTHER

Maintenance decreased by $2.7 million, or 17.9%, in the second quarter of 1996 as compared to 1995 due primarily to the shift of Kewaunee refueling, which was discussed earlier.

Income taxes increased $2.5 million, or 80.5%, in the second quarter of 1996 compared to the same period in 1995, due primarily to higher earnings.

OVERVIEW OF SIX MONTHS OF 1996 COMPARED TO SIX MONTHS OF 1995

Earnings per share increased from $1.09 in 1995 to $1.41 in 1996, or 29.4%. The primary reason for this was the conversion of Kewaunee to an 18-month fuel cycle from a 12-month fuel cycle. This will cause the shift of maintenance and purchased power expenses to the fourth quarter of 1996. These delayed expenses will impact earnings at that time. In 1995, Kewaunee refueling related expenses were approximately $.11 per share. The other significant factor was colder than normal weather which resulted in a 16.7% increase in heating degree days. This increased residential electric and gas consumption 5.3% and 15.9%, respectively.

ELECTRIC OPERATIONS

Electric margins increased by $6.8 million, or 4.1%, due to lower fuel costs and increased consumption due to the weather in the residential and the commercial and industrial sectors, which are higher margin sales.

                                           Six Months
                                  --------------------------
Electric Margins (000's)            1996             1995
- ------------------------            ----             ----

Revenues                          $239,492         $238,518
Fuel and purchases                  67,150           72,984
                                   -------          -------

Margin                            $172,342         $165,534
                                   =======          =======

Sales in kilowatt-hours (000)    5,411,647        5,444,096

Electric revenues increased $1.0 million, or .4%, during the first six months of 1996 compared to the first six months of 1995. Residential sales and commercial and industrial sales rose 5.3% and 1.4%, respectively, due to colder weather and customer growth. Wholesale Kwh sales decreased 12.1% due to reduced demand from WPSC's largest wholesale customer.

Electric fuels and purchases decreased $5.8 million, or 8.0%, in the first six months of 1996 compared to the first six months of 1995. This decrease was the result of lower purchased power of $6.1 million, or 27.3%, reflecting 29.3% lower Kwh purchases. Purchased power requirements were reduced due to increased production at WPSC's coal-fired plants. Certain fossil units were down for maintenance in 1995. In addition, purchased power needs were lower in the first six months of 1996 with the conversion of Kewaunee to an 18-month fuel cycle. This decrease was offset somewhat by an increase in coal-fired and nuclear generation of $1.1 million.

GAS OPERATIONS

Gas margins increased $4.3 million, or 13.3% due to the colder than normal weather.

                                           Six Months
                                  --------------------------
Gas Margins (000's)                 1996             1995
- -------------------                 ----             ----

Revenues                          $193,282         $111,346
Purchase costs                     156,476           78,873
                                   -------          -------

Margin                            $ 36,806         $ 32,473
                                   =======          =======

Volume in therms (000)             653,832          429,565

The PSCW allows WPSC to pass on to its customers, through a purchase gas adjustment clause, changes in the cost of gas.

Gas operating revenues increased $81.9 million, or 73.6%, during the first six months of 1996 compared to the same period in 1995. The $81.9 million increase is comprised of colder than normal weather, customer growth, and higher gas costs as a result of the weather. Sales at ESI increased by $56.1 million, or 304.0%. This reflects a number of factors--the acquisition of a gas marketing company in the fourth quarter of 1995, higher sales volumes due to customer growth, colder weather, and higher unit prices due to gas commodity market conditions. In addition, sales at WPSC increased $25.8 million, or 27.7%. This reflects increased gas sales volumes of 11.9% resulting from the colder weather and the higher cost of gas.

Gas purchased for resale showed a net increase of $77.6 million, or 98.4%, in the first six months of 1996 as compared to the same period in 1995. WPSC gas purchases increased $21.2 million due to higher demand as a result of the weather and higher gas costs, which on average increased 15.1% per dekatherm. ESI gas purchases increased $56.4 million as the result of the acquisition discussed above, customer growth, the weather, and higher gas costs.

OTHER

Other operating expenses increased $4.2 million, or 5.6%. There was an increase in gas operating expenses of $1.2 million as a result of the colder weather, and an increase of $2.0 million in operating expense related to the Company's non-utility subsidiaries, ESI and WPS Power Development, Inc.

Maintenance expense decreased by $6.8 million, or 23.7%, in the first six months of 1996 as compared to 1995 due to lower maintenance activity at WPSC's coal-fired plants and the shift of Kewaunee refueling, which was discussed earlier.

Other income decreased $2.8 million, or 46.5%, in the first six months of 1996 as compared to the same period in 1995. This decrease was the result of two factors that occurred in 1995 which had a significant impact on other income. The first factor was a $1.6 million pretax gain on the decommissioning portfolio due to the sale of certain investments. The second factor was receipt of $1.2 million in insurance proceeds as the result of the death of a retired company executive.

Income taxes increased $3.6 million, or 25.5%, in the first six months of 1996 as compared to the same period in 1995, due primarily to higher earnings.

FINANCIAL CONDITION

WPSC requires large investments in capital assets used to deliver electric and gas services. Most of the Company's capital expenditures relate to WPSC's construction expenditures. WPSC maintains good liquidity levels and a financial condition considered to be strong by utility analysts. Internally generated funds exceeded the Company's cash requirements resulting in the reduction of short-term borrowings during the first six months of 1996. Pretax interest coverage was 4.8 times for the 12 months ended June 30, 1996 for WPSC.

WPSC's bond ratings are AA+ (Standard & Poor's and Duff & Phelps) and Aa2 (Moody's).

WPSC made application to the PSCW on March 15, 1996 for authority to procure and install replacement steam generators at Kewaunee. Replacement is projected for 1999 at a total capital cost estimated to be approximately $93 million. In WPSC's opinion, replacement of the steam generators is the least cost and lowest risk option to restore Kewaunee to full rated capacity and allow continued operation until expiration of the operating license in the year 2013. Kewaunee is operated by WPSC and owned jointly with two other utilities. WPSC's current ownership interest in Kewaunee is 41.2%.

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

In addition to the proposed replacement of the steam generators, the following actions are or will be taken:

      (1) The Nuclear Regulatory Commission ("NRC") has been requested to redefine the pressure boundary point of the repaired steam generator tubes, which have been removed from service by plugging, in order to allow the return of many of the tubes to service; thus, permitting Kewaunee to recover some or all of its restricted capacity.

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

For the three-year period 1996 to 1998, internally generated funds are expected to lag construction expenditures and other investments totaling $248 million by about $33 million. These expenditures are comprised of $140 million for electric construction, $20 million for nuclear fuel, $35 million for gas construction, $21 million for other construction expenditures, and $32 million for nuclear decommissioning and other investments. WPSC currently expects to finance this shortfall in internally generated funds through short-term debt. This excludes any expenditures for the replacement of the steam generator units at Kewaunee.

In the second quarter of 1996, WPSC repurchased $6.9 million of the 8.80% bond series due in 2021. This repurchase was funded through short-term borrowings.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, effective January 1, 1996. This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The adoption of this new standard did not materially impact the first six months of 1996 results based on prior and current rate treatment of such costs.

However, the PSCW has initiated proceedings to consider restructuring electric utility regulation in Wisconsin, and one of the issues on its agenda is stranded investment. Stranded investment is unrecovered investment in facilities that are no longer economical to operate. Therefore, the extent and impact of any change in the current regulatory environment is not known at this time.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, in June 1996. This statement provides standards for asset and liability recognition when transfers occur. This statement, effective January 1, 1997, removes provisions for recognizing debt defeasements which may have a material impact on future financial statements in periods where new debt is issued to replace existing debt and the existing debt has not yet been extinguished. At the present time, this new standard is not expected to materially impact the financial statements.

PAGE

                      Part II.  OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Proxy voting results at the May 2, 1996 Annual Shareholders' Meeting are as follows:

                             For     Abstentions Non-Votes    Total
                          ---------- ----------- ---------  ----------

A. Dean Arganbright       21,430,278   545,273   1,921,411  23,896,962

Sister M. Lois Bush, SSM  21,396,017   579,534   1,921,411  23,896,962

James L. Kemerling        21,424,479   551,072   1,921,411  23,896,962

The following directors also continued in office after the Annual
Shareholders' Meeting:

                        Michael S. Ariens
                        Richard A. Bemis
                        Daniel A. Bollom
                        Robert C. Gallagher
                        Kathryn M. Hasselblad-Pascale
                        Larry L. Weyers


ITEM 5.    OTHER INFORMATION

FEDERAL REGULATORY MATTERS

In April, the Federal Energy Regulatory Commission ("FERC") issued two final orders intended to create a more competitive wholesale electric power market. The first order, Order 888, requires: (1) utilities, like Wisconsin Public Service Corporation ("WPSC"), that own, control, or operate transmission lines to file non-discriminatory open access tariffs which offer others the same transmission service that the owners of transmission systems provide to themselves, (2) owners of transmission systems to buy and sell transmission services using their own tariffs, (3) FERC jurisdiction over the rates, terms, and conditions of unbundled retail transmission in interstate commerce, and (4) using a FERC procedure for the full recovery of stranded costs. Thus, utilities are given the opportunity to recover legitimate and verifiable wholesale stranded costs that were prudently incurred to serve electric customers and that could go unrecovered if wholesale customers use open access to move to other electric energy suppliers. Recovery would occur by computing those costs on a revenues lost basis and directly assigning them to departing customers.

Additionally, although FERC did not mandate independent system operators (ISOs) for transmission systems in the 888 Order, they are encouraging the formation of "properly-structured ISOs" and have set out principles that FERC will use in assessing ISO proposals that may be considered by the Commission in the future.

WPSC advocates open access transmission. WPSC has been a leader in the development of open-access tariffs and has had a FERC-approved transmission access tariff since 1990.

The second order, Order 889, requires utilities to establish electronic systems to share information about available transmission capacity and establishes standards of conduct to ensure that transmission owners and their affiliates do not have an unfair competitive advantage in using their transmission systems to sell power. The order also requires companies to separate their transmission operations and reliability functions from their marketing/merchant functions.

STATE REGULATORY MATTERS

In the Wisconsin jurisdiction, as part of a generic review of electric industry restructuring, four ISO proposals have been submitted to the Public Service Commission of Wisconsin ("PSCW") for their consideration. In August, the PSCW is expected to decide whether to condition the utility mergers in the state with an ISO provision or divestiture of utility-owned transmission systems to mitigate market power. WPSC generally supports and is an active participant in restructuring plans. WPSC agrees that transmission should be functionally separated from generation and has taken significant steps to separate its personnel, processes, and systems between generation and transmission. But, WPSC believes it is unnecessary to force divestiture of transmission systems. WPSC is working with other state and regional utilities on the development of ISO proposals for the state and the region.

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



                                          WPS Resources Corporation



Date: July 26, 1996                          /s/ P. D. Schrickel
                                      ________________________________
                                                 P. D. Schrickel
                                                 Vice President

                                         (Duly Authorized Officer and
                                          Principal Financial Officer)

PAGE

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Wisconsin Public Service Corporation



Date: July 26, 1996                          /s/ P. D. Schrickel
                                      ________________________________
                                               P. D. Schrickel
                                           Senior Vice President -
                                       Finance and Corporate Services

                                         (Duly Authorized Officer and
                                          Principal Financial Officer)

PAGE

                    WPS RESOURCES CORPORATION AND
                WISCONSIN PUBLIC SERVICE CORPORATION
                     EXHIBIT INDEX TO FORM 10-Q
                  FOR THE QUARTER ENDED JUNE 30, 1996



Exhibit No.                           Description
___________                           ___________

    11         Statement Regarding Computation of Per Share Earnings
                       WPS Resources Corporation

    27         Financial Data Schedule
                       WPS Resources Corporation
                       Wisconsin Public Service Corporation