Form 10-Q
period 1997-03-31
WISCONSIN PUBLIC SERVICE CORP
filed 1997-04-29
CIK 107833

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

              For the quarterly period ended March 31, 1997

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

WPS RESOURCES CORPORATION                Common stock, $1 par value,
                                         23,896,962 shares outstanding at
                                         April 28, 1997

WISCONSIN PUBLIC SERVICE CORPORATION     Common stock, $4 par value,
                                         23,896,962 shares outstanding at
                                         April 28, 1997
______________________________________________________________________________
______________________________________________________________________________

                      WPS RESOURCES CORPORATION
                                 AND
                WISCONSIN PUBLIC SERVICE CORPORATION
           FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997


                              CONTENTS
                                                             Page

          INTRODUCTION                                        4

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          WPS RESOURCES CORPORATION
               Consolidated Statements of Income and
                    Retained Earnings                         5
               Consolidated Balance Sheets                    6
               Consolidated Statements of Capitalization      7
               Consolidated Statements of Cash Flows          8

          WISCONSIN PUBLIC SERVICE CORPORATION
               Consolidated Statements of Income              9
               Consolidated Balance Sheets                   10
               Consolidated Statements of Capitalization     11
               Consolidated Statements of Cash Flows         12
               Consolidated Statements of Retained Earnings  13

          CONDENSED NOTES TO FINANCIAL STATEMENTS OF
               WPS Resources Corporation and
               Wisconsin Public Service Corporation          14

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations for
               WPS Resources Corporation and
               Wisconsin Public Service Corporation          15 - 19

PART II.  OTHER INFORMATION

Item 5.   Other Information                                  20 - 21

Item 6.   Exhibits and Reports on Form 8-K                   22

Signatures                                                   23 - 24

EXHIBIT INDEX                                                25

Exhibit 11     Statement Regarding Computation of Per Share
               Earnings
                    WPS Resources Corporation

Exhibit 27     Financial Data Schedule
                    WPS Resources Corporation
                    Wisconsin Public Service Corporation

Exhibit 99.1   Financial and Statistical Forecast
                    WPS Resources Corporation

                             INTRODUCTION


The unaudited interim financial statements presented herein include the consolidated statements of WPS Resources Corporation and Subsidiaries ("Company") as well as separate consolidated financial statements for Wisconsin Public Service Corporation ("WPSC"). The unaudited statements have been prepared by the Company and WPSC, respectively, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company and WPSC believe, however, that the disclosures are adequate to make the information presented not misleading. The Company's and WPSC's consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the respective Annual Reports on Form 10-K of WPS Resources Corporation and Wisconsin Public Service Corporation for the year ended December 31, 1996.

In the opinion of the Company and WPSC, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods. Due to the influence of weather and other factors which are characteristics of WPSC's utility operations, financial results for the periods ended March 31, 1997 and 1996 are not necessarily indicative of trends for any 12-month period.

                             Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                                WPS RESOURCES CORPORATION

=============================================================================================
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS               Three Months Ended
(Thousands, except per share amounts)                                      March 31
                                                                     1997            1996
=============================================================================================

Operating revenues
Electric utility                                                   $122,964        $122,564
Gas utility                                                          84,580          78,373
Non-regulated energy and other                                       55,469          50,400
---------------------------------------------------------------------------------------------
Total operating revenues                                            263,013         251,337
=============================================================================================

Operating expenses
Electric production fuels                                            27,145          26,549
Purchased power                                                      14,156           7,099
Gas purchased for resale                                             61,513          53,741
Non-regulated energy cost of sales                                   54,360          50,400
Other operating expenses                                             38,235          39,947
Maintenance                                                           9,468           9,248
Depreciation and decommissioning                                     17,927          16,508
Taxes other than income                                               6,939           6,846
---------------------------------------------------------------------------------------------
Total operating expenses                                            229,743         210,338
=============================================================================================
Operating income                                                     33,270          40,999
---------------------------------------------------------------------------------------------

Other income
Allowance for equity funds used during construction                      35              37
Other, net                                                            1,148           1,318
---------------------------------------------------------------------------------------------
Total other income                                                    1,183           1,355
=============================================================================================
Income before interest expense                                       34,453          42,354
---------------------------------------------------------------------------------------------

Interest on long-term debt                                            5,524           5,409
Other interest                                                        1,028             708
Allowance for borrowed funds used during construction                   (34)            (32)
---------------------------------------------------------------------------------------------
Total interest expense                                                6,518           6,085
=============================================================================================

Income before income taxes                                           27,935          36,269
Income taxes                                                          9,203          11,971
Minority interest                                                      (281)              -
Preferred stock dividends of subsidiary                                 778             778
---------------------------------------------------------------------------------------------
Net income                                                           18,235          23,520
=============================================================================================

Retained earnings at beginning of period                            311,794         308,965
Cash dividends on common stock                                       11,351          11,112
---------------------------------------------------------------------------------------------
Retained earnings at end of period                                 $318,678        $321,373
=============================================================================================

Average shares of common stock                                       23,880          23,896
Earnings per average share of common stock                            $0.76           $0.98
Dividend per share of common stock                                   $0.475          $0.465
=============================================================================================


The accompanying notes are an integral part of these statements.

PAGE

                                       WPS RESOURCES CORPORATION

=======================================================================================================
CONSOLIDATED BALANCE SHEETS                                            March 31            December 31
(Thousands)                                                              1997                  1996
=======================================================================================================
ASSETS
-------------------------------------------------------------------------------------------------------

Utility plant
Electric                                                              $1,480,514           $1,474,104
Gas                                                                      241,963              240,791
-------------------------------------------------------------------------------------------------------
Total                                                                  1,722,477            1,714,895
Less - Accumulated depreciation and decommissioning                      970,521              952,296
-------------------------------------------------------------------------------------------------------
Total                                                                    751,956              762,599
Nuclear decommissioning trusts                                           105,173              100,570
Construction in progress                                                  11,096               10,301
Nuclear fuel, less accumulated amortization                               21,070               19,381
-------------------------------------------------------------------------------------------------------
Net utility plant                                                        889,295              892,851
=======================================================================================================

Current assets
Cash and equivalents                                                       4,220                5,978
Customer and other receivables, net of reserves                           96,543              106,967
Accrued utility revenues                                                  27,295               35,386
Fossil fuel, at average cost                                               8,524                8,224
Gas in storage, at average cost                                            2,877               19,987
Materials and supplies, at average cost                                   19,576               19,944
Prepayments and other                                                     16,783               22,658
-------------------------------------------------------------------------------------------------------
Total current assets                                                     175,818              219,144
=======================================================================================================

Regulatory assets                                                         87,192               96,920
Net non-utility and non-regulated plant                                   20,212               19,738
Investments and other assets                                             105,305              102,011
=======================================================================================================
Total                                                                 $1,277,822           $1,330,664
=======================================================================================================


CAPITALIZATION AND LIABILITIES
-------------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                   $  473,958           $  467,524
Preferred stock of subsidiary
  with no mandatory redemption                                            51,200               51,200
Long-term debt                                                           306,286              305,788
-------------------------------------------------------------------------------------------------------
Total capitalization                                                     831,444              824,512
=======================================================================================================

Current liabilities
Notes payable                                                             17,600               26,600
Commercial paper                                                           5,000               31,350
Accounts payable                                                          60,701               96,531
Accrued taxes                                                             11,295                1,350
Accrued interest                                                           5,239                8,134
Other                                                                     21,775               12,771
-------------------------------------------------------------------------------------------------------
Total current liabilities                                                121,610              176,736
=======================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                        127,811              130,208
Accumulated deferred investment credits                                   28,227               28,669
Regulatory liabilities                                                    48,545               48,870
Environmental remediation liabilities                                     40,099               41,697
Other long-term liabilities                                               80,529               80,173
-------------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                         325,211              329,617
=======================================================================================================
Minority interest                                                           (443)                (201)
=======================================================================================================
Total                                                                 $1,277,822           $1,330,664
=======================================================================================================


The accompanying notes are an integral part of these statements.

PAGE

                                    WPS RESOURCES CORPORATION

======================================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                                   March 31      December 31
(Thousands, except share amounts)                                             1997            1996
======================================================================================================

Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized;
  and 23,896,962 shares outstanding                                        $ 23,897         $ 23,897
Premium on capital stock                                                    145,021          145,021
Retained earnings                                                           318,678          311,794
Shares in deferred compensation trust, 19,725 and 14,223 shares at average cost of $30.17 and $31.16 per share at
  March 31, 1997 and December 31, 1996, respectively.                          (596)            (443)
ESOP loan guarantees                                                        (13,042)         (12,745)
------------------------------------------------------------------------------------------------------
Total common stock equity                                                   473,958          467,524
======================================================================================================

Preferred stock - Wisconsin Public Service Corporation
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             132,000                                           13,200           13,200
         5.04%              30,000                                            3,000            3,000
         5.08%              50,000                                            5,000            5,000
         6.76%             150,000                                           15,000           15,000
         6.88%             150,000                                           15,000           15,000
------------------------------------------------------------------------------------------------------
Total preferred stock                                                        51,200           51,200
======================================================================================================

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
        Series             Year Due
        ------             --------
        5-1/4%               1998                                            50,000           50,000
        7.30%                2002                                            50,000           50,000
        6.80%                2003                                            50,000           50,000
        6-1/8%               2005                                             9,075            9,075
        6.90%                2013                                            22,000           22,000
        8.80%                2021                                            53,100           53,100
        7-1/8%               2023                                            50,000           50,000
------------------------------------------------------------------------------------------------------
Total                                                                       284,175          284,175
Unamortized discount and premium on bonds, net                                 (956)            (978)
------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                  283,219          283,197
------------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                         13,042           12,745
Notes payable to bank, secured by non-regulated plant                         9,760            9,581
Other long-term debt                                                            265              265
------------------------------------------------------------------------------------------------------
Total long-term debt                                                        306,286          305,788
======================================================================================================
Total capitalization                                                       $831,444         $824,512
======================================================================================================


The accompanying notes are an integral part of these statements.

PAGE

                                     WPS RESOURCES CORPORATION

=============================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS                                  Three Months Ended
(Thousands)                                                                 March 31
                                                                      1997            1996
=============================================================================================

Cash flows from operating activities
Net income                                                          $18,235         $23,520

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                     17,927          16,508
Amortization of nuclear fuel and other                                1,554           7,898
Deferred income taxes                                                (2,313)         (1,919)
Investment tax credit restored                                         (442)           (444)
Allowance for equity funds used during construction                     (35)            (37)
Pension income                                                       (3,092)         (3,118)
Post-retirement funding                                               1,788           1,985
Deferred demand-side management expenditures                             (7)         (2,444)
Other, net                                                            9,021           6,865

Changes in
Customer and other receivables                                       10,424         (13,485)
Accrued utility revenues                                              8,091           6,449
Fossil fuel inventory                                                  (300)            136
Gas in storage                                                       17,110           8,238
Accounts payable                                                    (35,830)         10,018
Miscellaneous current and accrued liabilities                         8,995           6,978
Accrued taxes                                                         9,945           9,774
Gas refunds                                                               9          (5,528)
---------------------------------------------------------------------------------------------
Net cash from operating activities                                   61,080          71,394
=============================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures         (11,540)        (11,557)
Purchase of other property and equipment                               (996)           (386)
Decommissioning funding                                              (3,130)         (2,244)
Purchase of investments and acquisitions                                738               -
Other                                                                (1,293)           (902)
---------------------------------------------------------------------------------------------
Net cash from (used for) investing activities                       (16,221)        (15,089)
=============================================================================================

Cash flows from (used for) financing activities
Change in notes payable                                              (9,000)         (5,000)
Change in other long-term debt                                          237               -
Change in commercial paper                                          (26,350)        (11,500)
Cash dividends on common stock                                      (11,351)        (11,112)
Purchase of deferred compensation stock                                (153)            (87)
---------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                       (46,617)        (27,699)
=============================================================================================
Net increase (decrease) in cash and equivalents                      (1,758)         28,606
Cash and equivalents at beginning of period                           5,978           6,533
=============================================================================================
Cash and equivalents at end of period                               $ 4,220         $35,139
=============================================================================================

Cash paid during period for
Interest, less amount capitalized                                   $ 8,672         $ 8,444
Income taxes                                                          2,215           1,709
Preferred stock dividends of subsidiary                                 778             778
=============================================================================================


The accompanying notes are an integral part of these statements.

PAGE

                                  WISCONSIN PUBLIC SERVICE CORPORATION

=============================================================================================
CONSOLIDATED STATEMENTS OF INCOME                                     Three Months Ended
(Thousands)                                                                March 31
                                                                     1997            1996
=============================================================================================

Operating revenues
Electric                                                           $122,964        $122,564
Gas                                                                  84,580          78,373
---------------------------------------------------------------------------------------------
Total operating revenues                                            207,544         200,937
=============================================================================================

Operating expenses
Electric production fuels                                            27,145          26,549
Purchased power                                                      14,156           7,099
Gas purchased for resale                                             61,513          53,741
Other operating expenses                                             34,003          38,500
Maintenance                                                           9,468           9,248
Depreciation and decommissioning                                     17,528          16,269
Taxes
Federal income                                                        8,670           9,984
Investment tax credit restored                                         (442)           (444)
State income                                                          2,770           3,184
Gross receipts and other                                              6,931           6,846
---------------------------------------------------------------------------------------------
Total operating expenses                                            181,742         170,976
=============================================================================================
Operating income                                                     25,802          29,961
---------------------------------------------------------------------------------------------

Other income and (deductions)
Allowance for equity funds used during construction                      35              37
Other, net                                                            1,406           1,265
Income taxes                                                            (32)           (100)
---------------------------------------------------------------------------------------------
Total other income and (deductions)                                   1,409           1,202
=============================================================================================
Income before interest expense                                       27,211          31,163
---------------------------------------------------------------------------------------------
Interest expense
Interest on long-term debt                                            5,634           5,543
Other interest                                                          854             692
Allowance for borrowed funds used during construction                   (34)            (32)
---------------------------------------------------------------------------------------------
Total interest expense                                                6,454           6,203
=============================================================================================
Net income                                                           20,757          24,960
Preferred stock dividend requirements                                   778             778
---------------------------------------------------------------------------------------------
Earnings on common stock                                           $ 19,979        $ 24,182
=============================================================================================


The accompanying notes are an integral part of these statements.


                                WISCONSIN PUBLIC SERVICE CORPORATION

===================================================================================================
CONSOLIDATED BALANCE SHEETS                                          March 31          December 31
(Thousands)                                                            1997               1996
===================================================================================================
ASSETS
---------------------------------------------------------------------------------------------------

Utility plant
Electric                                                            $1,480,514         $1,474,104
Gas                                                                    241,963            240,791
---------------------------------------------------------------------------------------------------
Total                                                                1,722,477          1,714,895
Less - Accumulated depreciation and decommissioning                    970,521            952,296
---------------------------------------------------------------------------------------------------
Total                                                                  751,956            762,599
Nuclear decommissioning trusts                                         105,173            100,570
Construction in progress                                                11,096             10,301
Nuclear fuel, less accumulated amortization                             21,070             19,381
---------------------------------------------------------------------------------------------------
Net utility plant                                                      889,295            892,851
===================================================================================================

Current assets
Cash and equivalents                                                     2,067              4,165
Customer and other receivables, net of reserves                         74,850             66,234
Accrued utility revenues                                                27,295             35,326
Fossil fuel, at average cost                                             8,424              8,224
Gas in storage, at average cost                                          2,407             16,440
Materials and supplies, at average cost                                 19,576             19,796
Prepayments and other                                                   16,573             22,189
---------------------------------------------------------------------------------------------------
Total current assets                                                   151,192            172,374
===================================================================================================

Regulatory assets                                                       87,192             96,920
Net non-utility plant                                                    4,498              4,191
Investments and other assets                                            96,145             92,612
===================================================================================================
Total                                                               $1,228,322         $1,258,948
===================================================================================================


CAPITALIZATION AND LIABILITIES
---------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                 $  446,756         $  448,425
Preferred stock with no mandatory redemption                            51,200             51,200
Long-term debt to parent                                                14,553             14,612
Long-term debt                                                         296,526            296,207
---------------------------------------------------------------------------------------------------
Total capitalization                                                   809,035            810,444
===================================================================================================

Current liabilities
Note payable                                                            10,000             10,000
Commercial paper                                                         5,000             29,000
Accounts payable                                                        45,341             62,500
Accrued taxes                                                           11,297              1,350
Accrued interest                                                         5,239              8,134
Other                                                                   21,826             12,324
---------------------------------------------------------------------------------------------------
Total current liabilities                                               98,703            123,308
===================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                      129,151            131,549
Accumulated deferred investment tax credits                             28,227             28,669
Regulatory liabilities                                                  48,545             48,870
Environmental remediation liabilities                                   40,099             41,697
Other long-term liabilities                                             74,562             74,411
---------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                       320,584            325,196
===================================================================================================
Total                                                               $1,228,322         $1,258,948
===================================================================================================


The accompanying notes are an integral part of these statements.

PAGE

                               WISCONSIN PUBLIC SERVICE CORPORATION

=========================================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                                 March 31           December 31
(Thousands, except share amounts)                                           1997                 1996
=========================================================================================================

Common stock equity
Common stock                                                              $ 95,588             $ 95,588
Premium on capital stock                                                    73,842               73,842
Retained earnings                                                          290,368              291,740
ESOP loan guarantees                                                       (13,042)             (12,745)
---------------------------------------------------------------------------------------------------------
Total common stock equity                                                  446,756              448,425
=========================================================================================================

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
        Series       Shares Outstanding
        ------       ------------------
         5.00%             132,000                                          13,200               13,200
         5.04%              30,000                                           3,000                3,000
         5.08%              50,000                                           5,000                5,000
         6.76%             150,000                                          15,000               15,000
         6.88%             150,000                                          15,000               15,000
---------------------------------------------------------------------------------------------------------
Total preferred stock                                                       51,200               51,200
=========================================================================================================

Long-term debt to parent
        Series             Year Due
        ------             --------
        8.76%                2015                                            5,987                6,012
        7.35%                2016                                            8,566                8,600
---------------------------------------------------------------------------------------------------------
Total long-term debt to parent                                              14,553               14,612
=========================================================================================================

Long-term debt
First mortgage bonds
        Series             Year Due
        ------             --------
        5-1/4%               1998                                           50,000               50,000
        7.30%                2002                                           50,000               50,000
        6.80%                2003                                           50,000               50,000
        6-1/8%               2005                                            9,075                9,075
        6.90%                2013                                           22,000               22,000
        8.80%                2021                                           53,100               53,100
        7-1/8%               2023                                           50,000               50,000
---------------------------------------------------------------------------------------------------------
Total                                                                      284,175              284,175
Unamortized discount and premium on bonds, net                                (956)                (978)
---------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                 283,219              283,197
---------------------------------------------------------------------------------------------------------
ESOP loan guarantees                                                        13,042               12,745
Other long-term debt                                                           265                  265
---------------------------------------------------------------------------------------------------------
Total long-term debt                                                       296,526              296,207
=========================================================================================================
Total capitalization                                                      $809,035             $810,444
=========================================================================================================


The accompanying notes are an integral part of these statements.

PAGE

                                 WISCONSIN PUBLIC SERVICE CORPORATION

=============================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS                                  Three Months Ended
(Thousands)                                                                 March 31
                                                                      1997            1996
=============================================================================================

Cash flows from operating activities
Net income                                                          $20,757         $24,960

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                     17,528          16,269
Amortization of nuclear fuel and other                                1,550           7,612
Deferred income taxes                                                (2,314)         (1,820)
Investment tax credit restored                                         (442)           (444)
Allowance for equity funds used during construction                     (35)            (37)
Pension income                                                       (3,092)         (3,118)
Post-retirement funding                                               1,788           1,985
Deferred demand-side management expenditures                             (7)         (2,444)
Other, net                                                            8,371           5,286
Changes in
Customer and other receivables                                       (8,616)         (8,306)
Accrued utility revenues                                              8,031           6,449
Fossil fuel inventory                                                  (200)            136
Gas in storage                                                       14,033           8,492
Accounts payable                                                    (17,159)         (3,542)
Miscellaneous current and accrued liabilities                        10,206          10,938
Accrued taxes                                                         9,947           9,774
Gas refunds                                                               9          (5,528)
---------------------------------------------------------------------------------------------
Net cash from operating activities                                   60,355          66,662
=============================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures         (11,540)        (11,557)
Decommissioning funding                                              (3,130)         (2,244)
Purchase of other property and equipment                               (307)           (254)
Other                                                                (1,347)           (709)
---------------------------------------------------------------------------------------------
Net cash from (used for) investing activities                       (16,324)        (14,764)
=============================================================================================

Cash flows from (used for) financing activities
Change in commercial paper                                          (24,000)        (11,500)
Preferred stock dividends                                              (778)           (778)
Common stock dividends                                              (21,351)        (22,112)
---------------------------------------------------------------------------------------------
Net cash from (used for) financing activities                       (46,129)        (34,390)
=============================================================================================
Net increase (decrease) in cash and equivalents                      (2,098)         17,508
Cash and equivalents at beginning of period                           4,165           4,471
=============================================================================================
Cash and equivalents at end of period                               $ 2,067         $21,979
=============================================================================================

Cash paid during period for
Interest, less amount capitalized                                   $ 8,512         $ 8,429
Income taxes                                                          2,205           1,700
=============================================================================================


The accompanying notes are an integral part of these statements.

PAGE

                             WISCONSIN PUBLIC SERVICE CORPORATION

=============================================================================================
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS                          Three Months Ended
(Thousands)                                                                March 31
                                                                     1997            1996
=============================================================================================
Balance at beginning of period                                     $291,740        $290,387
Add Net income                                                       20,757          24,960
---------------------------------------------------------------------------------------------
                                                                    312,497         315,347
---------------------------------------------------------------------------------------------
Deduct
Cash dividends declared on preferred stock                              778             778
Dividends declared on common stock                                   21,351          22,112
---------------------------------------------------------------------------------------------
                                                                     22,129          22,890
---------------------------------------------------------------------------------------------

Balance at end of period                                           $290,368        $292,457
=============================================================================================


The accompanying notes are an integral part of these statements.

PAGE

             WPS RESOURCES CORPORATION AND SUBSIDIARIES
                WISCONSIN PUBLIC SERVICE CORPORATION
               CONDENSED NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997


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

NOTE 2.  EARNINGS PER SHARE
___________________________

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share. The Company will be adopting this standard at December 31, 1997 and does not expect that adoption will have an impact on its presentation of earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

WPS Resources Corporation ("Company") is a holding company.
Approximately 96% and 79% of the Company's assets and revenues, respectively, are derived from Wisconsin Public Service Corporation ("WPSC"), an electric and gas utility.

Overview of First Quarter of 1997 Compared to First Quarter of 1996

Earnings per share decreased 22.4% from $.98 in 1996 to $.76 in 1997. The primary reason for the decrease in earnings was a decrease in the electric utility margins at WPSC. During the period January 1, 1997, through February 20, 1997, lower electric margins were due primarily to higher replacement power costs as a result of an extended outage at WPSC's Kewaunee Nuclear Power Plant ("Kewaunee"). WPSC is the operator and 41.2% owner of Kewaunee. Lower electric margins during the period February 21, 1997 through March 31, 1997, were the result of implementation of a Public Service Commission of Wisconsin ("PSCW") rate order which authorized an 8.1% electric revenue reduction.
During this same period, the PSCW authorized a $2.0 million per month surcharge effectively offsetting additional replacement power costs due to Kewaunee's extended outage. This surcharge is authorized until Kewaunee returns to service.

Electric Utility Operations

Electric margins decreased by $7.3 million, or 8.2%, due to increased replacement power costs as a result of the extended outage at Kewaunee and implementation of the PSCW rate order which reduced electric rates. A surcharge authorized by the PSCW offset increases to replacement power costs in the latter part of the quarter.

                                        First Quarter
                                 ---------------------------
Electric Margins (000's)            1997             1996
------------------------            ----             ----

Revenues                          $122,964         $122,564
Fuel and purchases                  41,301           33,648
                                   -------          -------

Margin                            $ 81,663         $ 88,916
                                   =======          =======

Sales in kilowatt-hours (000)    2,758,760        2,737,830


Electric revenues remained relatively stable overall during the first quarter of 1997 as compared to the first quarter of 1996.

Electric fuels and purchases increased $7.7 million, or 22.7%, in the first quarter of 1997 as compared to the same period in 1996. This increase was the result of increased purchased power costs of $7.1 million, or 99%, reflecting a 68.8% increase in Kwh purchases. Purchased power requirements were increased due to decreased production at Kewaunee as a result of an extended outage.

Gas Utility Operations

Gas margins decreased $1.6 million, or 6.4%, due primarily to a 6.8% decrease in heating degree days.

                                         First Quarter
                                  --------------------------
Gas Margins (000's)                 1997             1996
-------------------                 ----             ----

Revenues                           $84,580          $78,373
Purchase costs                      61,513           53,741
                                   -------           ------

Margin                            $ 23,067          $24,632
                                   =======           ======

Volume in therms (000)             251,172          255,093

The PSCW allows WPSC to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

Gas operating revenues increased $6.2 million, or 7.9%, during the first quarter of 1997 compared to the first quarter of 1996. This increase was due primarily to higher gas costs. Gas operating revenues in the first quarter of 1997 reflect a one-time reduction of $0.9 million based on a PSCW directive related to a change in the accounting treatment for previous line extensions for customers.

Gas purchased for resale showed a net increase of $7.8 million, or 14.5%, in the first quarter of 1997 as compared to the same period in 1996. This increase was due primarily to higher gas costs.

Gas operating revenues also reflect the implementation of a PSCW rate order on February 21, 1997, which authorized a 2.7% increase in gas revenues.

Non-Regulated Operations

Non-regulated energy and other operating revenues increased
$5.1 million, or 10.1%. Non-regulated energy revenues primarily represent the electric and gas sales of WPS Energy Services, Inc. ("ESI"), the Company's energy marketing subsidiary. The increase in non-regulated energy revenues consisted largely of increased gas sales at ESI of $3.6 million, or 7.2%, as a result of customer growth and higher gas costs. In addition, ESI had increased sales of $1.0 million related to electric sales. ESI received power "marketer" status from the Federal Energy Regulatory Commission in April of 1996 which provided increased flexibility for the sale of electric energy and capacity at market rates.

Other operating revenues increased $.4 million due to increased consulting and construction activities at WPS Power Development, Inc. ("PDI"), a company organized to participate in the development of electric generation projects and to provide services to the non-regulated electric power generation industry.

Non-regulated energy cost of sales increased $4.0 million, or 7.9%, due primarily to increased gas purchases and purchased power of $3.0 million and $0.9 million, respectively, at ESI. Margins increased at ESI in the first quarter of 1997 compared to the first quarter of 1996.

Other Expenses

Other operating expenses decreased $1.7 million, or 4.3%. Other operating expenses at WPSC decreased $4.5 million, or 11.7%. This decrease was due to lower customer service expenses of $1.1 million, lower administrative expenses of $1.5 million due primarily to reduced post-retirement medical and dental expenses, and lower generation operating expenses of $2.1 million resulting from finalization in 1996 of the retail portion of the amortization of a deferred coal and rail contract settlement. Partially offsetting these decreases were increases to electric transmission and distribution operating expenses.

Other operating expenses at ESI increased $1.4 million, or 153%, due to expansion of the business.

Other operating expenses at PDI increased $1.0 million, or 203.0%, as a result of expansion of the business and initial operation of the Stoneman Power Plant. Other operating expenses also increased at the Company.

Depreciation and decommissioning expenses increased $1.4 million, or 8.6%, largely due to the accelerated recovery of investment in Kewaunee and accelerated funding of Kewaunee decommissioning costs.

Income tax expense decreased $2.8 million due primarily to lower earnings.

FINANCIAL CONDITION

WPSC requires large investments in capital assets used to deliver electric and gas services. As a result, most of the Company's capital expenditures relate to WPSC's construction expenditures. WPSC maintains good liquidity levels and a financial condition considered to be strong by utility analysts. Internally generated funds exceeded WPSC's cash requirements resulting in the reduction of short-term borrowings during the first three months of 1997. No funding difficulties are anticipated in the future. Pretax interest coverage was 4.12 times for the 12 months ended March 31, 1997 for WPSC.

WPSC's bond ratings are AA+ (Standard & Poor's and Duff & Phelps) and Aa2 (Moody's).

For the three-year period 1997 to 1999, internally generated funds are expected to lag WPSC's construction expenditures and other investments totaling $450 million by about $97 million. These expenditures are comprised of $175 million for electric construction, $29 million for nuclear fuel, $125 million for gas construction, $57 million for other construction expenditures, and $64 million for nuclear decommissioning. WPSC currently expects to finance this shortfall in internally generated funds through short-term debt, long-term debt, and common equity from the Company. This includes expenditures for the potential replacement of the steam generator units at Kewaunee and construction of gas transmission pipeline laterals.

Anticipated investment expenditures for non-regulated subsidiaries could be as high as $112.0 million for the three-year period 1997 to 1999 if projects develop as forecasted.

Although the Company has no plans for permanent financings in 1997, up to $150.0 million of bonds or debentures, and $100.0 million of common stock sales may be necessary in 1998 and 1999 to cover WPSC expenditures, maturing bonds, and currently forecasted non-regulated projects. Debt related to non-regulated projects is expected to be non-recourse.

On February 20, 1997, WPSC received a rate order from the PSCW authorizing a $35.5 million, or 8.1%, decrease in Wisconsin electric retail revenues and a $5.7 million, or 2.7%, increase in Wisconsin gas retail revenues. These rates are effective for 1997 and 1998. The order provides for deferral of revenues to cover the costs associated with the 1997 Kewaunee mid-cycle shutdown and the 1998 Kewaunee refueling. It also grants WPSC a $2.0 million per month surcharge on customer bills to cover additional costs incurred for acquiring power from other sources while Kewaunee remains out of service. The order reaffirms the decision to allow accelerated recovery of investment in Kewaunee and accelerated funding of Kewaunee decommissioning.

Effective March 20, 1997, WPSC received authorization from the PSCW to begin deferring all costs associated with the repair of the Kewaunee steam generators. The joint owners of Kewaunee will be requesting rate recovery of these deferred costs in a future proceeding. Repairs are progressing and it is anticipated that Kewaunee will return to operation in June 1997.

In the first quarter of 1997, WPSC received a portion of the $12.0 million manufactured gas plant remediation insurance settlements that it anticipates to receive in 1997. Insurance recoveries are being deferred and will offset future remediation costs as the PSCW prescribes in future rate proceedings.

                      Part II.  OTHER INFORMATION


Item 5. Other Information

Kewaunee Nuclear Power Plant

Kewaunee remains out of service for the repair of the steam generators. As announced previously, it is anticipated that Kewaunee will return to service no earlier than mid to late June 1997.
Kewaunee is operated by WPSC and is owned jointly by WPSC (41.2%), Wisconsin Power and Light Company (41%), and Madison Gas and Electric Company (17.8%).

The owners of Kewaunee are incurring steam generator tube repair costs which will total approximately $7.5 million of which WPSC's share is approximately $3.1 million. The PSCW has authorized deferral of such costs incurred as of March 20, 1997. The owners will request future rate recovery of these deferred costs. The PSCW authorization to defer repair costs does not constitute assurance of future recovery in customer rates or a finding that such costs have been prudently incurred.

WPSC is also incurring costs associated with the acquisition of replacement power while Kewaunee remains out of service. Effective February 21, 1997, WPSC was authorized to include a surcharge on customer bills to recover the additional costs for replacement power which are expected to average $67,000 per day and amount to approximately $2.0 million per month. The surcharge of $0.00228 per Kwh will continue until Kewaunee is returned to service.

The PSCW has directed the owners of Kewaunee to develop depreciation and decommissioning cost levels based on an expected plant end-of-life of 2002 versus a license end-of-life of 2013. This was prompted by the substantial uncertainty regarding the expected useful life of the plant without steam generator replacement. At December 31, 1996, the net carrying amount of WPSC's investment in Kewaunee was approximately $49.5 million. The current cost of WPSC's share of the estimated costs to decommission Kewaunee, assuming early retirement, exceeds the trust assets at December 31, 1996 by $63.4 million. WPSC's customers in the Wisconsin jurisdiction are responsible for approximately 88% of WPSC's share of Kewaunee costs.

As a result of accelerating the recovery of WPSC's share of Kewaunee related costs, depreciation expense and decommissioning funding will increase approximately $3.3 million and $8.3 million, respectively, on an annualized basis. Customer rates, which became effective in the Wisconsin jurisdiction on February 21, 1997, are designed to recover the accelerated Kewaunee depreciation and decommissioning costs.

For additional information, see: Annual Report on Form 10-K for the year ended December 31, 1996, Part I, Item 1. Business, B. Electric Matters, at page 6, and Current Report on Form 8-K dated
March 10, 1997, Item 5. Other Events.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             The following documents are filed herewith:

               Exhibit 11     Statement Regarding Computation of Per
                              Share Earnings
                                  WPS Resources Corporation

               Exhibit 27     Financial Data Schedule
                                  WPS Resources Corporation
                                  Wisconsin Public Service Corporation

               Exhibit 99.1   Financial and Statistical Forecast
                                  WPS Resources Corporation

          (b)  Report on Form 8-K

               A current report on Form 8-K dated March 10, 1997 reporting on the status of Kewaunee Nuclear Power Plant steam generator repairs.
                    WPS Resources Corporation
                    Wisconsin Public Service Corporation

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, WPS Resources Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       WPS Resources Corporation



Date:  April 28, 1997                       /s/  D. L. Ford
                                  ____________________________________
                                                 D. L. Ford
                                                 Controller

                                      (Duly Authorized Officer and
                                        Chief Accounting Officer)

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Wisconsin Public Service Corporation



Date:  April 28, 1997                       /s/  D. L. Ford
                                  ____________________________________
                                                 D. L. Ford
                                                 Controller

                                      (Duly Authorized Officer and
                                        Chief Accounting Officer)

                    WPS RESOURCES CORPORATION AND
                WISCONSIN PUBLIC SERVICE CORPORATION
                     EXHIBIT INDEX TO FORM 10-Q
                 FOR THE QUARTER ENDED MARCH 31, 1997



Exhibit No.                           Description
___________                           ___________

    11         Statement Regarding Computation of Per Share Earnings
                       WPS Resources Corporation

    27         Financial Data Schedule
                       WPS Resources Corporation
                       Wisconsin Public Service Corporation

    99.1       Financial and Statistical Forecast
                       WPS Resources Corporation