Form 10-Q
period 2000-03-31
WISCONSIN PUBLIC SERVICE CORP
filed 2000-05-09
CIK 107833

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

                  For the quarterly period ended March 31, 2000

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to __________

Commission       Registrant; State of Incorporation;         IRS Employer
File Number         Address; and Telephone Number         Identification No.
-----------      -----------------------------------      ------------------

  1-11337        WPS RESOURCES CORPORATION                    39-1775292
                 (A Wisconsin Corporation)
                 700 North Adams Street
                 P. O. Box 19001
                 Green Bay, WI  54307-9001
                 920-433-4901

  1-3016         WISCONSIN PUBLIC SERVICE CORPORATION         39-0715160
                 (A Wisconsin Corporation)
                 700 North Adams Street
                 P. O. Box 19001
                 Green Bay, WI  54307-9001
                 800-450-7260

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

WPS RESOURCES CORPORATION                Common stock, $1 par value,
                                         26,488,992 shares outstanding at
                                         April 30, 2000

WISCONSIN PUBLIC SERVICE CORPORATION     Common stock, $4 par value,
                                         23,896,962 shares outstanding at
                                         April 30, 2000
______________________________________________________________________________
______________________________________________________________________________

                         WPS RESOURCES CORPORATION
                                    AND
                    WISCONSIN PUBLIC SERVICE CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000


                                  CONTENTS
                                                                       Page
            FORWARD-LOOKING STATEMENTS                                 3

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            WPS RESOURCES CORPORATION
                  Consolidated Statements of Income, Comprehensive
                        Income, and Retained Earnings                  4
                  Consolidated Balance Sheets                          5
                  Consolidated Statements of Capitalization            6
                  Consolidated Statements of Cash Flows                7

            WISCONSIN PUBLIC SERVICE CORPORATION
                  Consolidated Statements of Income and
                        Comprehensive Income                           8
                  Consolidated Balance Sheets                          9
                  Consolidated Statements of Capitalization           10
                  Consolidated Statements of Cash Flows               11
                  Consolidated Statements of Retained Earnings        12

            CONDENSED NOTES TO FINANCIAL STATEMENTS OF
                  WPS Resources Corporation and
                  Wisconsin Public Service Corporation                13 - 15

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations for
                  WPS Resources Corporation                           16 - 23
                  Wisconsin Public Service Corporation                24 - 26

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                               26 - 28

PART II.    OTHER INFORMATION

Item 5.     Other Information                                         29 - 30

Item 6.     Exhibits and Reports on Form 8-K                          30

Signatures                                                            31 - 32

EXHIBIT INDEX                                                         33

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

Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. We recommend that you consult any further disclosures we make on related subjects in our 10-Q, 8-K, and 10-K reports to the Securities and Exchange Commission.

The following is a cautionary list of risks and uncertainties that may affect the assumptions which form the basis of forward-looking statements relevant to our business. These factors, and other factors not listed here, could cause actual results to differ materially from those contained in forward-looking statements.

 - General economic, business, and regulatory conditions
 - Legislative and regulatory initiatives regarding deregulation and restructuring of the utility industry which could affect costs and investment recovery
 - State and federal rate regulation
 - Growth and competition and the extent and timing of new business development in the markets of subsidiary companies
 - The performance of projects undertaken by subsidiary companies
 - Business combinations among our competitors and customers
 - Energy supply and demand
 - Financial market conditions, including availability, terms, and use of capital
 - Nuclear and environmental issues
 - Weather and other natural phenomena
 - Commodity price and interest rate risk.

                           Part I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

                               WPS RESOURCES CORPORATION

==========================================================================================
CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME,            Three Months Ended
AND RETAINED EARNINGS                                                    March 31
(Thousands, except share amounts)                                  2000            1999
==========================================================================================

Operating revenues
Electric utility                                                 $153,431        $142,393
Gas utility                                                        76,187          68,299
Nonregulated energy and other                                     169,231         119,142
------------------------------------------------------------------------------------------
Total operating revenues                                          398,849         329,834
==========================================================================================

Operating expenses
Electric production fuels                                          28,220          26,533
Purchased power                                                    15,673          17,872
Gas purchased for resale                                           47,406          40,284
Nonregulated energy cost of sales                                 149,505         116,023
Other operating expenses                                           62,142          44,380
Maintenance                                                        16,732          14,616
Depreciation and decommissioning                                   27,170          20,219
Taxes other than income                                             9,268           8,461
------------------------------------------------------------------------------------------
Total operating expenses                                          356,116         288,388
==========================================================================================
Operating income                                                   42,733          41,446
------------------------------------------------------------------------------------------

Other income
Allowance for equity funds used during construction                   368             196
Other, net                                                          6,196           2,315
------------------------------------------------------------------------------------------
Total other income                                                  6,564           2,511
==========================================================================================
Income before interest expense                                     49,297          43,957
------------------------------------------------------------------------------------------

Interest on long-term debt                                          8,842           6,402
Other interest                                                      3,437             919
Allowance for borrowed funds used during construction              (1,104)           (177)
------------------------------------------------------------------------------------------
Total interest expense                                             11,175           7,144
==========================================================================================

Distributions - preferred securities of subsidiary trust              875             875
==========================================================================================

Income before income taxes                                         37,247          35,938
Income taxes                                                        7,237          12,623
Minority interest                                                       -            (215)
Preferred stock dividends of subsidiaries                             778             778
------------------------------------------------------------------------------------------
Net income                                                         29,232          22,752
------------------------------------------------------------------------------------------
Other comprehensive income                                              -               -
------------------------------------------------------------------------------------------
Comprehensive income                                               29,232          22,752
==========================================================================================

Retained earnings at beginning of period                          341,701         335,154
Cash dividends on common stock                                     13,521          13,157
------------------------------------------------------------------------------------------
Retained earnings at end of period                               $357,412        $344,749
==========================================================================================

Average shares of common stock                                     26,634          26,520
Basic and diluted earnings per average share of common stock        $1.10           $0.86
Dividend per share of common stock                                 $0.505          $0.495
==========================================================================================


The accompanying notes are an integral part of these statements.

                       WPS RESOURCES CORPORATION


=============================================================================
CONSOLIDATED BALANCE SHEETS                          March 31     December 31
(Thousands)                                            2000           1999
=============================================================================
ASSETS
-----------------------------------------------------------------------------

Utility plant
Electric                                           $1,815,294     $1,797,832
Gas                                                   287,163        285,048
Property under capital lease                           74,130         74,130
-----------------------------------------------------------------------------
Net                                                 2,176,587      2,157,010
Less - Accumulated depreciation
  and decommissioning                               1,321,217      1,293,354
-----------------------------------------------------------------------------
Total                                                 855,370        863,656
Nuclear decommissioning trusts                        207,791        198,052
Construction in progress                               82,595         74,187
Nuclear fuel, less accumulated amortization            18,788         15,007
-----------------------------------------------------------------------------
Net utility plant                                   1,164,544      1,150,902
=============================================================================

Current assets
Cash and equivalents                                   16,767         10,547
Customer and other receivables, net of reserves       158,441        132,355
Accrued utility revenues                               32,321         38,533
Fossil fuel, at average cost                           20,847         24,657
Gas in storage, at average cost                        11,482         29,344
Materials and supplies, at average cost                28,622         28,618
Assets from risk management activities                 98,462              -
Prepayments and other                                  23,180         28,871
-----------------------------------------------------------------------------
Total current assets                                  390,122        292,925
=============================================================================

Regulatory assets                                      67,701         70,490
Net nonutility and nonregulated plant                 134,274        168,143
Pension assets                                         69,089         65,622
Investments and other assets                          116,685         68,466
=============================================================================
Total                                              $1,942,415     $1,816,548
=============================================================================


CAPITALIZATION AND LIABILITIES
-----------------------------------------------------------------------------

Capitalization
Common stock equity                                $  542,125     $  536,300
Preferred stock of subsidiary with
  no mandatory redemption                              51,190         51,193
Company-obligated mandatorily redeemable
  trust preferred securities of subsidiary
  trust holding solely WPS Resources
  7.00% subordinated debentures                        50,000         50,000
Long-term capital lease obligation                     73,483         73,585
Long-term debt                                        510,891        510,917
-----------------------------------------------------------------------------
Total capitalization                                1,227,689      1,221,995
=============================================================================

Current liabilities
Current portion of long-term debt
  and capital lease obligation                          1,362          1,362
Notes payable                                          10,100         10,403
Commercial paper                                       45,950         79,855
Accounts payable                                      137,203        103,437
Accrued taxes                                          10,221          9,844
Accrued interest                                       11,126          7,561
Liabilities from risk management activities            98,272              -
Other                                                  36,364         21,099
-----------------------------------------------------------------------------
Total current liabilities                             350,598        233,561
=============================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                     112,782        111,092
Accumulated deferred investment tax credits            25,300         25,748
Regulatory liabilities                                 62,460         64,148
Environmental remediation liabilities                  40,427         40,557
Postretirement health care liability                   48,419         47,115
Other long-term liabilities                            74,740         72,332
-----------------------------------------------------------------------------
Total long-term liabilities and deferred credits      364,128        360,992
=============================================================================
Total                                              $1,942,415     $1,816,548
=============================================================================

The accompanying notes are an integral part of these statements.

                                 WPS RESOURCES CORPORATION

===============================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                            March 31       December 31
(Thousands, except share amounts)                                      2000            1999
===============================================================================================

Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized;
  26,851,045 shares outstanding                                    $   26,851       $   26,851
Premium on capital stock                                              172,108          172,108
Retained earnings                                                     357,412          341,701
Treasury stock, 376,500 shares at average
  cost of $25.08 at March 31, 2000                                     (9,442)               -
Shares in deferred compensation trust, 86,756 and 71,097 shares at average cost of $29.14 and $30.04 per share at
  March 31, 2000 and December 31, 1999, respectively                   (2,528)          (2,136)
Employee Stock Ownership Plan loan guarantees                          (2,276)          (2,224)
-----------------------------------------------------------------------------------------------
Total common stock equity                                             542,125          536,300
===============================================================================================

Preferred stock - Wisconsin Public Service Corporation
Cumulative, $100 par value, 1,000,000 shares authorized;
  with no mandatory redemption
                       Shares Outstanding
                    -----------------------
                    March 31    December 31
        Series        2000          1999
        ------      --------    -----------
         5.00%      131,930       131,950                              13,193           13,195
         5.04%       29,980        29,980                               2,998            2,998
         5.08%       49,990        50,000                               4,999            5,000
         6.76%      150,000       150,000                              15,000           15,000
         6.88%      150,000       150,000                              15,000           15,000
-----------------------------------------------------------------------------------------------
Total preferred stock with no mandatory redemption                     51,190           51,193
===============================================================================================

Company-obligated mandatorily redeemable trust
  preferred securities of subsidiary trust
  holding solely WPSR 7.00% subordinated debentures                    50,000           50,000
===============================================================================================

Capital lease obligation - Wisconsin Public Service Corporation        73,902           74,004
Less current portion                                                     (419)            (419)
-----------------------------------------------------------------------------------------------
Net capital lease obligation                                           73,483           73,585
===============================================================================================

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
        Series             Year Due
        ------             --------
        7.30%                2002                                      50,000           50,000
        6.80%                2003                                      50,000           50,000
        6-1/8%               2005                                       9,075            9,075
        6.90%                2013                                      22,000           22,000
        8.80%                2021                                      53,100           53,100
        7-1/8%               2023                                      50,000           50,000
        6.08%                2028                                      50,000           50,000

First mortgage bonds - Upper Peninsula Power Company
        Series             Year Due
        ------             --------
         7.94%               2003                                      15,000           15,000
         10.0%               2008                                       4,800            4,800
         9.32%               2021                                      18,000           18,000

Unsecured senior notes - WPS Resources Corporation
        Series             Year Due
        ------             --------
        7.00%                2009                                     150,000          150,000
Term loan - nonrecourse, secured by nonregulated
  assets of PDI New England and PDI Canada
        Series             Year Due
        ------             --------
        8.75%                2010                                      24,000           24,000
Employee Stock Ownership Plan loan guarantees                           2,276            2,224
Notes payable to bank, secured by nonregulated plant                   11,117           11,136
Senior secured note                                                     3,634            3,722
Other long-term debt                                                      142              142
-----------------------------------------------------------------------------------------------
Total                                                                 513,144          513,199
Unamortized discount and premium on bonds
  and debt securities, net                                             (1,310)          (1,339)
-----------------------------------------------------------------------------------------------
Total long-term debt                                                  511,834          511,860
Less current portion                                                     (943)            (943)
-----------------------------------------------------------------------------------------------
Net long-term debt                                                    510,891          510,917
===============================================================================================
Total capitalization                                               $1,227,689       $1,221,995
===============================================================================================

The accompanying notes are an integral part of these statements.

                                 WPS RESOURCES CORPORATION


============================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS                                 Three Months Ended
(Thousands)                                                                March 31
                                                                     2000            1999
============================================================================================

Cash flows from operating activities
Net income                                                       $  29,232        $  22,752

Adjustments to reconcile net income to net cash from
  operating activities
Depreciation and decommissioning                                    27,170           20,219
Amortization of nuclear fuel and other                               3,891            3,717
Deferred income taxes                                                  997             (617)
Investment tax credit restored                                        (448)             (60)
Allowance for equity funds used during construction                   (368)            (196)
Pension income                                                      (3,467)          (1,542)
Postretirement funding                                               1,304            1,117
Other, net                                                           4,377            5,792

Changes in
Customer and other receivables                                     (26,086)             356
Accrued utility revenues                                             6,212            2,941
Fossil fuel inventory                                                3,810           (1,776)
Gas in storage                                                      17,862           17,209
Accounts payable                                                    33,766          (21,814)
Accrued taxes                                                          377           10,449
Miscellaneous current and accrued liabilities                       15,656           14,094
--------------------------------------------------------------------------------------------
Net cash from operating activities                                 114,285           72,641
============================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures        (34,276)         (20,924)
Purchase of other property and equipment                            (8,034)            (620)
Decommissioning funding                                             (1,612)          (2,273)
Other                                                               (6,615)            (260)
--------------------------------------------------------------------------------------------
Net cash used for investing activities                             (50,537)         (24,077)
============================================================================================

Cash flows from (used for) financing activities
Issuance of notes payable                                                -           34,250
Redemptions of notes payable                                          (303)         (36,650)
Issuance of other long-term debt                                       225              237
Redemptions of other long-term debt                                   (107)               -
Issuance of commercial paper                                       259,508          687,595
Redemptions of commercial paper                                   (293,413)        (721,185)
Cash dividends on common stock                                     (13,521)         (13,157)
Issuance of common stock                                                 -            2,539
Purchase of treasury and deferred compensation shares               (9,834)            (133)
Other                                                                  (83)               -
--------------------------------------------------------------------------------------------
Net cash used for financing activities                             (57,528)         (46,504)
============================================================================================
Net increase in cash and equivalents                                 6,220            2,060
Cash and equivalents at beginning of period                         10,547            7,134
============================================================================================
Cash and equivalents at end of period                            $  16,767        $   9,194
============================================================================================

Cash paid during period for
Interest, less amount capitalized                                $  10,129        $   8,926
Income taxes                                                         7,831            1,306
Preferred stock dividends of subsidiaries                              778              778
============================================================================================

The accompanying notes are an integral part of these statements.


                       WISCONSIN PUBLIC SERVICE CORPORATION

================================================================================
CONSOLIDATED STATEMENTS OF INCOME                          Three Months Ended
AND COMPREHENSIVE INCOME                                        March 31
(Thousands)                                                2000          1999
================================================================================

Operating revenues
Electric                                                 $140,920      $127,537
Gas                                                        76,187        68,299
--------------------------------------------------------------------------------
Total operating revenues                                  217,107       195,836
================================================================================

Operating expenses
Electric production fuels                                  28,159        26,487
Purchased power                                            13,983        13,287
Gas purchased for resale                                   47,634        39,871
Other operating expenses                                   38,812        36,046
Maintenance                                                15,714        14,063
Depreciation and decommissioning                           23,020        17,977
Federal income taxes                                       11,608        10,834
Investment tax credit restored                               (401)         (402)
State income taxes                                          2,783         2,646
Gross receipts tax and other                                7,626         6,987
--------------------------------------------------------------------------------
Total operating expenses                                  188,938       167,796
================================================================================
Operating income                                           28,169        28,040
--------------------------------------------------------------------------------

Other income and (deductions)
Allowance for equity funds used during construction           368           196
Other, net                                                  6,197         2,295
Income taxes                                                 (106)         (381)
--------------------------------------------------------------------------------
Total other income                                          6,459         2,110
================================================================================
Income before interest expense                             34,628        30,150
--------------------------------------------------------------------------------
Interest expense
Interest on long-term debt                                  5,460         5,465
Other interest                                              2,209           707
Allowance for borrowed funds used
  during construction                                      (1,104)         (177)
--------------------------------------------------------------------------------
Total interest expense                                      6,565         5,995
================================================================================
Net income                                                 28,063        24,155
Preferred stock dividend requirements                         778           778
--------------------------------------------------------------------------------
Earnings on common stock                                   27,285        23,377
================================================================================
Other comprehensive income                                      -             -
Comprehensive income                                     $ 27,285      $ 23,377
================================================================================


The accompanying notes are an integral part of these statements.


                              WISCONSIN PUBLIC SERVICE CORPORATION

=================================================================================================
CONSOLIDATED BALANCE SHEETS                                           March 31        December 31
(Thousands)                                                             2000             1999
=================================================================================================
ASSETS
-------------------------------------------------------------------------------------------------

Utility plant
Electric                                                             $1,627,747       $1,611,543
Gas                                                                     287,163          285,048
Property under capital lease                                             74,130           74,130
-------------------------------------------------------------------------------------------------
Total                                                                 1,989,040        1,970,721
Less - Accumulated depreciation and decommissioning                   1,228,735        1,202,725
-------------------------------------------------------------------------------------------------
Total                                                                   760,305          767,996
Nuclear decommissioning trusts                                          207,791          198,052
Construction in progress                                                 76,584           67,831
Nuclear fuel, less accumulated amortization                              18,788           15,007
-------------------------------------------------------------------------------------------------
Net utility plant                                                     1,063,468        1,048,886
=================================================================================================

Current assets
Cash and equivalents                                                      2,256            3,428
Customer and other receivables, net of reserves                          66,713           70,940
Accrued utility revenues                                                 29,485           36,132
Fossil fuel, at average cost                                             13,358           15,134
Gas in storage, at average cost                                           4,117           18,776
Materials and supplies, at average cost                                  23,342           21,302
Prepayments and other                                                    16,204           20,734
-------------------------------------------------------------------------------------------------
Total current assets                                                    155,475          186,446
=================================================================================================

Regulatory assets                                                        65,003           68,169
Net nonutility plant                                                      1,317            1,294
Pension assets                                                           69,089           65,622
Investments and other assets                                             40,589           39,468
=================================================================================================
Total                                                                $1,394,941       $1,409,885
=================================================================================================

CAPITALIZATION AND LIABILITIES
-------------------------------------------------------------------------------------------------

Capitalization
Common stock equity                                                  $  508,896       $  525,128
Preferred stock with no mandatory redemption                             51,190           51,193
Capital lease obligation                                                 73,483           73,585
Long-term debt to parent                                                 13,706           13,780
Long-term debt                                                          285,849          285,783
-------------------------------------------------------------------------------------------------
Total capitalization                                                    933,124          949,469
=================================================================================================

Current liabilities
Current portion of capital lease obligation                                 419              419
Note payable                                                             10,000           10,000
Commercial paper                                                         26,000           40,000
Accounts payable                                                         57,366           52,654
Accrued interest and taxes                                               11,542           12,819
Other                                                                    22,149           13,118
-------------------------------------------------------------------------------------------------
Total current liabilities                                               127,476          129,010
=================================================================================================

Long-term liabilities and deferred credits
Accumulated deferred income taxes                                       109,140          107,516
Accumulated deferred investment tax credits                              23,149           23,551
Regulatory liabilities                                                   55,037           56,728
Environmental remediation liabilities                                    38,502           38,632
Postretirement health care liability                                     48,419           47,115
Other long-term liabilities                                              60,094           57,864
-------------------------------------------------------------------------------------------------
Total long-term liabilities and deferred credits                        334,341          331,406
=================================================================================================
Total                                                                $1,394,941       $1,409,885
=================================================================================================

The accompanying notes are an integral part of these statements.


                        WISCONSIN PUBLIC SERVICE CORPORATION

==================================================================================
CONSOLIDATED STATEMENTS OF CAPITALIZATION                   March 31   December 31
(Thousands, except share amounts)                             2000        1999
==================================================================================

Common stock equity
Common stock                                               $ 95,588      $ 95,588
Premium on capital stock                                    167,877       167,842
Retained earnings                                           247,707       263,922
Employee Stock Ownership Plan loan guarantees                (2,276)       (2,224)
----------------------------------------------------------------------------------
Total common stock equity                                   508,896       525,128
==================================================================================

Preferred stock
Cumulative, $100 par value, 1,000,000 shares
  authorized; with no mandatory redemption
                       Shares Outstanding
                    -----------------------
                    March 31    December 31
        Series        2000          1999
        ------      --------    -----------
         5.00%      131,930       131,950                    13,193        13,195
         5.04%       29,980        29,980                     2,998         2,998
         5.08%       49,990        50,000                     4,999         5,000
         6.76%      150,000       150,000                    15,000        15,000
         6.88%      150,000       150,000                    15,000        15,000
----------------------------------------------------------------------------------
Total preferred stock                                        51,190        51,193
==================================================================================

Capital lease obligation                                     73,902        74,004
Less current portion                                            419           419
----------------------------------------------------------------------------------
Net capital lease obligation                                 73,483        73,585
==================================================================================

Long-term debt to parent
        Series             Year Due
        ------             --------
        8.76%                2015                             5,662         5,693
        7.35%                2016                             8,044         8,087
----------------------------------------------------------------------------------
Total long-term debt to parent                               13,706        13,780
==================================================================================

Long-term debt
First mortgage bonds
        Series             Year Due
        ------             --------
        7.30%                2002                            50,000        50,000
        6.80%                2003                            50,000        50,000
        6-1/8%               2005                             9,075         9,075
        6.90%                2013                            22,000        22,000
        8.80%                2021                            53,100        53,100
        7-1/8%               2023                            50,000        50,000
        6.08%                2028                            50,000        50,000
----------------------------------------------------------------------------------
Total                                                       284,175       284,175
Unamortized discount and premium on bonds, net                 (744)         (758)
----------------------------------------------------------------------------------
Total first mortgage bonds                                  283,431       283,417
----------------------------------------------------------------------------------
Employee Stock Ownership Plan loan guarantees                 2,276         2,224
Other long-term debt                                            142           142
----------------------------------------------------------------------------------
Total long-term debt                                        285,849       285,783
==================================================================================
Total capitalization                                       $933,124      $949,469
==================================================================================

The accompanying notes are an integral part of these statements.

                       WISCONSIN PUBLIC SERVICE CORPORATION

==================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS                         Three Months Ended
(Thousands)                                                        March 31
                                                              2000          1999
==================================================================================

Cash flows from operating activities
Net income                                                $  28,063     $  24,155

Adjustments to reconcile net income to net
  cash from operating activities
Depreciation and decommissioning                             23,020        17,977
Amortization of nuclear fuel and other                        3,484         3,558
Deferred income taxes                                           931          (803)
Investment tax credit restored                                 (402)          (15)
Allowance for equity funds used
  during construction                                          (368)         (196)
Pension income                                               (3,467)       (1,542)
Postretirement funding                                        1,304         1,117
Other, net                                                     (785)        1,016

Changes in
Customer and other receivables                                4,227        (4,976)
Accrued utility revenues                                      6,647         2,371
Fossil fuel inventory                                         1,776        (1,772)
Gas in storage                                               14,659        12,266
Accounts payable                                              4,712       (11,711)
Miscellaneous current and accrued liabilities                 7,202        12,133
Accrued taxes                                                   200        11,754
----------------------------------------------------------------------------------
Net cash from operating activities                           91,203        65,332
==================================================================================

Cash flows from (used for) investing activities
Construction of utility plant and nuclear
  fuel expenditures                                         (33,220)      (19,899)
Decommissioning funding                                      (1,612)       (2,273)
Purchase of other property and equipment                        (24)          (54)
Other                                                           881          (318)
----------------------------------------------------------------------------------
Net cash used for investing activities                      (33,975)      (22,544)
==================================================================================

Cash flows from (used for) financing activities
Proceeds from issuance of commercial paper                  111,000       104,000
Redemptions of commercial paper                            (125,000)     (115,000)
Dividend to parent                                          (43,500)      (27,500)
Preferred stock dividends                                      (778)         (778)
Other                                                          (122)            -
----------------------------------------------------------------------------------
Net cash used for financing activities                      (58,400)      (39,278)
==================================================================================
Net increase (decrease) in cash and equivalents              (1,172)        3,510
Cash and equivalents at beginning of period                   3,428         1,882
==================================================================================
Cash and equivalents at end of period                     $   2,256     $   5,392
==================================================================================

Cash paid during period for
Interest, less amount capitalized                         $   7,450     $   7,093
Income taxes                                                  7,285         2,262
==================================================================================

The accompanying notes are an integral part of these statements.

                         WISCONSIN PUBLIC SERVICE CORPORATION

=======================================================================================
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS                      Three Months Ended
(Thousands)                                                            March 31
                                                                  2000          1999
=======================================================================================

Balance at beginning of period                                  $263,922      $284,726
Add Net income                                                    28,063        24,155
---------------------------------------------------------------------------------------
                                                                 291,985       308,881
---------------------------------------------------------------------------------------
Deduct
Cash dividends declared on preferred stock                           778           778
Dividend to parent                                                43,500        27,500
---------------------------------------------------------------------------------------
                                                                  44,278        28,278
---------------------------------------------------------------------------------------

Balance at end of period                                        $247,707      $280,603
=======================================================================================

The accompanying notes are an integral part of these statements.

                  WPS RESOURCES CORPORATION AND SUBSIDIARIES
                     WISCONSIN PUBLIC SERVICE CORPORATION
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2000



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

Because of the seasonal nature of utility operations, the results reported for the quarter may not be representative of annual results.

NOTE 2.  PRICE RISK MANAGEMENT ACTIVITIES
_________________________________________

In November 1998, the Emerging Issues Task Force reached a consensus on Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with changes in fair value included in earnings. Issue 98-10 became effective on January 1, 1999. There was no accounting impact on the effective date because we concluded that the energy contracts of WPS Energy Services did not meet the definition of energy trading contracts under Issue 98-10.

WPS Energy Services periodically reevaluates whether its contracts meet the definition of energy trading under Issue 98-10. Primarily as a result of changes in strategic focus in the first quarter of 2000 that resulted in a shift in customer mix more to wholesale than retail, we have concluded that WPS Energy Services meets more of the characteristics of an energy trading operation as defined by Issue 98-10. Therefore, WPS Energy Services began to mark-to-market its energy contracts in the first quarter of 2000, including gas in storage. The impact on the balance sheet as of March 31, 2000 was to record a current asset called, "Assets from Risk Management Activities," of $98.5 million which represents gains based on the fair value of energy contracts and a current liability called, "Liabilities from Risk Management Activities," of $98.3 million which represents losses based on the fair value of energy contracts. The impact on the income statement was not material. Net changes in the fair market value of energy contracts are reported in nonregulated energy cost of sales. Going forward, we expect the change in classification of our energy contracts will increase volatility in WPS Energy Services' balance sheet because of the effect on both assets and liabilities. Volatility in the income statement may increase as well.

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

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137. This new statement delays the effective date of Standard No. 133 to fiscal periods beginning after June 15, 2000. We will be adopting Statement No. 133 on January 1, 2001.

We have certain fixed price contracts for future purchases of commodities in our utility business that may be considered derivatives under Statement
No. 133. We believe these contracts would qualify as hedges under current interpretations. Based on the limited number of contracts as of December 31, 1999, we do not expect the amount of derivative assets and liabilities that would be recognized on our balance sheet to be significant. An exposure draft was issued March 3, 2000 and if adopted as a final standard amending Statement No. 133, would result in even fewer of the utilities' commodity contracts being defined as derivatives. The adoption of Statement No. 133 is not expected to have a material effect on WPS Energy Services because we do not anticipate designating any derivative contracts as hedges and will continue to mark our energy trading contracts to market according to Issue 98-10.

NOTE 3.  SEGMENTS OF BUSINESS
_____________________________

We manage our reportable segments separately due to their different operating and regulatory environments. Our principal business segments are the regulated electric utility operations of Wisconsin Public Service Corporation and Upper Peninsula Power Company and the regulated gas utility operations of Wisconsin Public Service. Our other reportable segments include WPS Energy Services and WPS Power Development. WPS Energy Services is a diversified energy supply and services company, and WPS Power Development is an electric generation asset development company.

The table below presents summary information pertaining to our operations segmented by lines of business. We restated 1999 data for comparative purposes due to changes in our reportable segments. The changes include adding a utility subtotal column and separating WPS Power Development from Other due to its increase in significance.

                                                             Nonutility and
                          Regulated Utilities            Nonregulated Operations
                          -------------------            -----------------------
Segments of                                            WPS                                              WPS
Business                                   Total     Energy     WPS Power             Reconciling    Resources
(Thousands)         Electric     Gas      Utility   Services   Development    Other   Eliminations  Consolidated
-----------         --------     ---      -------   --------   -----------    -----   ------------  ------------
Quarter Ended
March 31, 2000
------------------
Operating revenues  $157,993   $76,187   $234,180   $145,990     $29,024    $ 3,209    $(13,554)      $398,849
Net income (loss)     20,210     8,498     28,708        513       1,041     (1,030)          -         29,232

Quarter Ended
March 31, 1999
------------------
Operating revenues  $144,140   $68,299   $212,439   $115,422     $ 4,074    $ 1,130    $ (3,231)      $329,834
Net income (loss)     15,362     9,345     24,707       (834)       (835)      (286)          -         22,752


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - WPS RESOURCES CORPORATION

WPS Resources Corporation is a holding company. Our wholly-owned subsidiaries include two regulated utilities, Wisconsin Public Service Corporation and Upper Peninsula Power Company. Another wholly-owned subsidiary, WPS Resources Capital Corporation, is a holding company for our nonregulated businesses including WPS Energy Services, Inc. and WPS Power Development, Inc. Approximately 72% of our assets at March 31, 2000, was derived from Wisconsin Public Service, an electric and gas utility. Approximately 98% of our net income for the first three months of 2000 was derived from electric and gas utility operations.

                 FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999

WPS RESOURCES OVERVIEW

WPS Resources' first quarter 2000 and first quarter 1999 results of operations are shown in the following chart:

                                                      First Quarter
                                             ------------------------------
WPS Resources' Results                                              Percent
(Millions, except share amounts)              2000        1999      Change
--------------------------------              ----        ----      -------

Consolidated operating revenues              $398.8      $329.8       20.9
Net income                                     29.2        22.8       28.1
Basic and diluted earnings per share          $1.10       $0.86       27.9

The primary reasons for the higher income were increases in the electric utility margin and in WPS Energy Services' gas margin. Tax credits received at WPS Power Development also contributed to higher income. Partially offsetting these factors were increases in operating, maintenance, and interest expenses.

OVERVIEW OF UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA POWER)

Revenues and income for our utility operations are shown in the following chart:

                                                      First Quarter
                                             ------------------------------
                                                                    Percent
Results (Millions)                            2000        1999      Change
------------------                            ----        ----      -------
Wisconsin Public Service
Operating revenues                           $217.1      $195.8       10.9
Net income                                     27.3        23.4       16.7
---------------------------------------------------------------------------

Upper Peninsula Power
Operating revenues                           $ 17.1      $ 16.6        3.0
Net income                                      1.4         1.3        7.7
---------------------------------------------------------------------------

ELECTRIC UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA
POWER)

Our consolidated electric utility margin increased $11.6 million, or 11.8%, primarily due to increased sales at Wisconsin Public Service and recognition of additional revenue in the second year of its 1999-2000 biennial rate increase. Wisconsin Public Service implemented a 6.3% Wisconsin retail electric rate increase on January 15, 1999 and received an additional 4.6% Wisconsin retail electric rate increase effective January 1, 2000, primarily to recover additional fuel and purchased power costs for the year.

                                                     First Quarter
WPS Resources' Consolidated                     ------------------------
Electric Utility Results (Thousands)              2000            1999
------------------------------------              ----            ----

Revenues                                        $153,431        $142,393
Fuel and purchased power costs                    43,893          44,405
                                                 -------         -------

Margins                                         $109,538        $ 97,988
                                                 =======         =======

Sales in kilowatt-hours                        3,138,910       3,144,714

Our consolidated electric utility revenues increased $11.0 million, or 7.8%. Electric utility revenues at Wisconsin Public Service were up 10.5% largely due to the Wisconsin retail electric rate increases and a 4.1% increase in sales to commercial and industrial customers.

Our consolidated fuel expense increased $1.7 million, or 6.4%, due to increased production at Wisconsin Public Service's combustion turbine generating plants. Our consolidated purchased power expense decreased
$2.2 million, or 12.3%, primarily due to a 1.6% decrease in purchase requirements at Wisconsin Public Service coupled with a 7.0% increase in the cost of purchases.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2.0% from forecasted costs on an annualized basis. Forecasted annual 2000 fuel costs at March 31, 2000 are expected to be within this 2.0% window.

GAS UTILITY OPERATIONS (WISCONSIN PUBLIC SERVICE)

The consolidated gas utility margin represents gas revenues less purchases exclusive of intercompany transactions. The gas utility margin at Wisconsin Public Service remained relatively stable for the first quarter of 2000 compared with the first quarter of 1999.

                                                     First Quarter
Wisconsin Public Service's                   ----------------------------
Gas Utility Results (Thousands)                2000                1999
-------------------------------                ----                ----

Revenues                                     $76,187              $68,299
Purchase costs                                47,634               39,871
                                              ------               ------

Margin                                       $28,553              $28,428
                                              ======               ======

Volume in therms                             247,520              250,885

Wisconsin Public Service's gas revenues increased $7.9 million, or 11.5%, while overall therm sales decreased 1.3%. Gas revenues increased as the result of the January 15, 1999 implementation of a 5.1% increase in Wisconsin retail gas rates. The rates were effective for the entire first quarter of 2000 but for only a portion of the first quarter of 1999. Weather in the first quarter of 2000 was 1.2% warmer than in the first quarter of 1999, and was 10.6% warmer than normal.

Wisconsin Public Service's gas purchase costs increased $7.8 million, or 19.5%. This increase resulted from higher gas costs of 21.6% in the first quarter of 2000. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

OTHER UTILITY EXPENSES (WISCONSIN PUBLIC SERVICE AND UPPER PENINSULA POWER)

Other operating expenses at Wisconsin Public Service increased $2.8 million, or 7.7%, primarily due to increased charges for the transmission of electricity and to higher meter costs.

Maintenance expense at Wisconsin Public Service increased $1.7 million as a result of additional maintenance activities at several of its power plants in preparation for summer demand and more maintenance of overhead lines. Maintenance expense at Upper Peninsula Power increased $0.5 million primarily due to storm damage repairs.

OVERVIEW OF NONUTILITY AND NONREGULATED OPERATIONS

Nonregulated operations include the gas and electric sales at WPS Energy Services, Inc., a diversified energy supply and services company and the operations of WPS Power Development, Inc., an electric generation asset development company. Nonregulated operations also include those of WPS Resources and WPS Resources Capital Corporation as holding companies. Nonutility operations refer to the activities of Wisconsin Public Service and Upper Peninsula Power which do not fall under utility regulation.

Nonutility and nonregulated operations experienced income of $0.5 million in the first quarter of 2000 compared with a loss of $1.9 million in the first quarter of 1999.

OVERVIEW OF WPS ENERGY SERVICES

Revenues at WPS Energy Services were $146.0 million in the first quarter of 2000 compared with $115.4 million in the first quarter of 1999, an increase of 26.5%. WPS Energy Services experienced earnings of $0.5 million in the first quarter of 2000 compared with a loss of $0.8 million in the first quarter of 1999. The primary reason for the increase in income was improved gas margins in 2000.

WPS ENERGY SERVICES' MARGINS

Gas margins at WPS Energy Services were $3.7 million in the first quarter of 2000 compared with $1.7 million in the first quarter of 1999. Gas revenues at WPS Energy Services were $142.4 million in the first quarter of 2000 compared with $114.5 million in the first quarter of 1999, an increase of 24.4%. This increase was the result of additional sales in the retail and wholesale markets.

Electric margins at WPS Energy Services increased $0.3 million in the first quarter of 2000 compared with the first quarter of 1999. Electric revenues at WPS Energy Services were $3.2 million in the first quarter of 2000 and $0.8 million in the first quarter of 1999. This increase was the result of additional retail electric sales in Maine and Pennsylvania associated with the WPS Power Development assets that were acquired in the second and fourth quarter of 1999.

WPS Energy Services' cost of sales was $141.5 million in the first quarter of 2000 compared with $113.5 million in the first quarter of 1999, an increase of 24.7%. This increase was due to higher gas purchases of $25.9 million and higher electric purchases of $2.1 million, both due primarily to increased sales.

WPS ENERGY SERVICES' OTHER EXPENSES/INCOME

Operating expenses at WPS Energy Services increased $0.6 million in the first quarter of 2000 compared with the first quarter of 1999 due to more payroll and other operational costs associated with business expansion.

WPS ENERGY SERVICES' PRICE RISK MANAGEMENT ACTIVITIES

WPS Energy Services uses derivative financial and commodity instruments to reduce market risk associated with the changing prices of natural gas and electricity sold at firm prices to customers. WPS Energy Services also uses derivatives to manage market risk associated with anticipated energy purchases, as well as trading activities. Derivatives may include futures and forward contracts, basis swap agreements, or call and put options.

WPS Energy Services adopted the Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," on January 1, 1999. No accounting impact occurred at that time because management concluded that WPS Energy Services did not meet the definition of a trading company under Issue 98-10.

WPS Energy Services periodically reevaluates whether its contracts meet the definition of energy trading under Issue 98-10. Primarily as a result of changes in strategic focus in the first quarter of 2000 that resulted in a shift in customer mix more to wholesale than retail, we have concluded that WPS Energy Services meets more of the characteristics of an energy trading operation as defined by Issue 98-10. Therefore, WPS Energy Services began to mark-to-market its energy contracts in the first quarter of 2000, including gas in storage. The impact on the balance sheet as of March 31, 2000 was to record a current asset called, "Assets from Risk Management Activities," of $98.5 million which represents gains based on the fair value of energy contracts and a current liability called, "Liabilities from Risk Management Activities," of $98.3 million which represents losses based on the fair value of energy contracts. The impact on the income statement was not material. Net changes in the fair market value of energy contracts are reported in nonregulated energy cost of sales. Going forward, we expect the change in classification of our energy contracts will increase volatility in WPS Energy Services' balance sheet because of the effect on both assets and liabilities. Volatility in the income statement may increase as well.

OVERVIEW OF WPS POWER DEVELOPMENT

Income at WPS Power Development was $1.0 million in the first quarter of 2000 compared with a loss of $0.8 million in the first quarter of 1999. The increase in income was primarily due to additional tax credits of approximately $4.7 million received in the first quarter of 2000 from the ECO #12 synthetic fuel operation. Production at ECO #12 was higher than anticipated in the first quarter of 2000 because we were able to take advantage of good weather and spot contracts for the sale of synthetic fuel. We do not expect to maintain spot sales at this level during the second quarter as we evaluate options for this portable equipment. The evaluation is resulting from the mine operator filing Chapter 7 bankruptcy.

In addition, WPS Power Development realized income of $0.9 million in the first quarter of 2000 as a result of an equity contribution in the ECO #12 synthetic fuel project by the minority owner. Prior to this transaction, WPS Power Development had been recording 100% of the operating losses of this project because the minority owner's equity had been reduced to zero, but had been allocated only 66.7% of the tax credits. Beginning in 2000, WPS Power Development is receiving 100% of the tax credits and operating results from the project until the minority owner is able to contribute further capital to fund its share of the operating costs.

WPS Power Development experienced an increase of $10.1 million in its margin on operating generation facilities in the first quarter of 2000. This increase was largely due to the operation of the electric generation assets acquired in Maine and Canada in the second quarter of 1999 and Pennsylvania in the fourth quarter of 1999. Other operating expenses at WPS Power Development increased $13.6 million due to operating expenses related to the generation assets acquired in 1999, including a major overhaul of two generation units at the Sunbury plant, and to higher operating expenses at ECO #12.

OVERVIEW OF OTHER NONUTILITY AND NONREGULATED OPERATIONS

Other nonutility and nonregulated operations include the activities at Wisconsin Public Service and Upper Peninsula Power that are not regulated and the operations of WPS Resources and WPS Resources Capital as holding companies. Other nonutility and nonregulated operations experienced a loss of $1.0 million in the first quarter of 2000 compared with a loss of $0.3 million in the first quarter of 1999. This increase in losses was primarily due to higher interest expense of $2.6 million at WPS Resources holding company due to increased financing to provide capital for nonregulated projects.

                     FINANCIAL CONDITION - WPS RESOURCES

INVESTMENTS AND FINANCING

Special common stock dividends of $30.0 million were paid by Wisconsin Public Service to WPS Resources in the first quarter of 2000. These special dividends allowed Wisconsin Public Service's average equity capitalization ratio for ratemaking to remain at its target level as established by the Public Service Commission of Wisconsin in its most recent rate order.

Internally generated funds exceeded cash requirements in the first quarter of 2000 and short-term borrowings decreased $34.2 million. Our pretax interest coverage was 2.99 times for the 12 months ended March 31, 2000. See the table below for WPS Resources' credit ratings.

Credit Ratings                            Standard & Poor's       Moody's
--------------                            -----------------       -------

WPS Resources Corporation
  Senior unsecured debt                           AA                 Aa3
  Commercial paper                                A1+                P1
  Trust preferred securities                      A+                 aa3
WPS Resources Capital Corporation
  Unsecured debt*                                 AA                 Aa3
Wisconsin Public Service Corporation
  Bonds                                           AA+                Aa1
  Preferred stock                                 AA                 aa2
  Commercial paper                                A1+                P1

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

In October 1999 we filed a shelf registration with the Securities and Exchange Commission which allows the issuance of $400.0 million in the aggregate of public long-term debt and common stock. Long-term debt of $150.0 million has been issued under the shelf registration. We repurchased $9.8 million of common stock for our stock option plan and other corporate purposes including the employee stock ownership plan. We may expand our employee stock ownership plan during the next three-year period.

Wisconsin Public Service makes large investments in capital assets. Construction expenditures for Wisconsin Public Service are expected to be approximately $530.0 million in the aggregate for the 2000 through 2002 period. This includes expenditures for the replacement of the Kewaunee Nuclear Power Plant steam generators and construction of a proposed transmission line between Wausau, Wisconsin and Duluth, Minnesota.

In addition, other capital requirements for Wisconsin Public Service for the three-year period will include contributions of approximately $14.1 million to the Kewaunee Nuclear Power Plant decommissioning trust fund.

Wisconsin Public Service's agreement to purchase electricity from the De Pere Energy Center, a gas-fired cogeneration facility, is accounted for as a capital lease.

Upper Peninsula Power is expected to incur construction expenditures of about $22.0 million in the aggregate for the period 2000 through 2002, primarily for electric distribution improvements.

In April 2000, Sunbury Generation, LLC, an indirect subsidiary of WPS Power Development, obtained $83.7 million of nonrecourse financing which is secured by the Sunbury Generation plant.

Other investment expenditures for nonregulated projects are uncertain. Financing for most nonregulated projects is expected to be obtained through nonrecourse project financing and/or through WPS Resources Capital Corporation.

ELECTRIC RELIABILITY

WPS Resources purchased a summer 50-megawatt fixed-price physical contract in April 2000. The contract is intended for earnings protection against summer energy price spikes in the event of a loss of generating units.

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

Wisconsin Public Service received an additional rate order in the Wisconsin jurisdiction on December 15, 1999. This order approved a 4.6% electric rate increase primarily to recover additional fuel and purchased power costs for 2000. The new rates were implemented on January 1, 2000.

On March 31, 2000 Wisconsin Public Service filed a biennial rate case application with the Public Service Commission of Wisconsin for the years 2001 and 2002. Wisconsin Public Service requested an 8.9% increase in retail electric rates and a 2.1% increase in retail gas rates for 2001. An additional 2.2% increase in retail electric rates and a 1.5% increase in retail gas rates were requested for 2002. A 12.1% return on equity was requested. The Public Service Commission of Wisconsin is expected to issue a rate order in November 2000 with new Wisconsin retail rates effective
January 1, 2001.

ENVIRONMENTAL

Wisconsin Public Service challenged the United States Environmental Protection Agency's regulations that required Wisconsin to prepare and submit a Nitrogen Oxide State Implementation Plan. On March 3, 2000, the United States Court of Appeals for the District of Columbia, held that the United States Environmental Protection Agency Nitrogen Oxide State Implementation Plan call was inappropriately issued to the state of Wisconsin.

The decision is being reviewed by the Wisconsin Department of Natural Resources, which indicated that reductions in nitrogen oxides may still be necessary to show continued progress in achieving attainment within the national ambient air quality standard for ozone. The affect of any Wisconsin Department of Natural Resources' requirements is not yet known. We believe that the Public Service Commission of Wisconsin will allow rate recovery for any expenditures associated with nitrogen oxide compliance.

KEWAUNEE NUCLEAR POWER PLANT

The Kewaunee Nuclear Power Plant began its scheduled outage for refueling and maintenance on April 22, 2000. The plant had operated continuously for 511 days (beginning in 1998) as a result of a move to an 18-month refueling cycle. Second quarter expenditures for maintenance and purchased power as a result of this planned outage are expected to be higher than for the second quarter of 1999 when the plant was in operation for the entire quarter.

Absent any unanticipated maintenance, the Kewaunee plant is expected to return to service during the week of May 28, 2000. Wisconsin Public Service is the operator and 41.2% owner of the Kewaunee plant.

          RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

Wisconsin Public Service Corporation is a regulated electric and gas utility. Electric operations accounted for approximately 65% of first quarter 2000 revenues, while gas operations contributed 35% to first quarter 2000 revenues.

              FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999

WISCONSIN PUBLIC SERVICE CORPORATION OVERVIEW

Wisconsin Public Service's first quarter 2000 and first quarter 1999 results of operations are shown in the following chart:

                                                      First Quarter
                                             ------------------------------
Wisconsin Public Service's                                          Percent
Results (Millions)                            2000        1999      Change
--------------------------                    ----        ----      -------

Consolidated operating revenues              $217.1      $195.8       10.9
Net income                                     27.3        23.4       16.7

The primary reason for the higher income was an increase in the electric utility margin. Partially offsetting this factor was increases in operating and maintenance expenses.

ELECTRIC UTILITY OPERATIONS

Wisconsin Public Service's electric utility margin increased $11.0 million, or 12.6%, primarily due to increased sales and recognition of additional revenue in the second year of its 1999-2000 biennial rate increase. Wisconsin Public Service implemented a 6.3% Wisconsin retail electric rate increase on January 15, 1999 and received an additional 4.6% Wisconsin retail electric rate increase effective January 1, 2000, primarily to recover additional fuel and purchased power costs for the year.

                                                     First Quarter
Wisconsin Public Service's                      ------------------------
Electric Utility Results (Thousands)              2000            1999
------------------------------------              ----            ----

Revenues                                        $140,920        $127,537
Fuel and purchased power costs                    42,142          39,774
                                                 -------         -------

Margins                                         $ 98,778        $ 87,763
                                                 =======         =======

Sales in kilowatt-hours                        3,070,405       2,974,684

Wisconsin Public Service's electric utility revenues increased
$13.4 million, or 10.5%, largely due to the Wisconsin retail electric rate increases and a 4.1% increase in sales to commercial and industrial customers.

Electric production fuel expense increased $1.7 million, or 6.3%, due to increased production at Wisconsin Public Service's combustion turbine generating plants. Purchased power expense increased $0.7 million, or 5.2, primarily due to a 1.6% decrease in purchase requirements coupled with a 7.0% increase in the cost of purchases.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range.
Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2.0% from forecasted costs on an annualized basis. Forecasted annual 2000 fuel costs at March 31, 2000 are expected to be within this 2.0% window.

GAS UTILITY OPERATIONS

The consolidated gas utility margin represents gas revenues less purchases exclusive of intercompany transactions. The gas utility margin at Wisconsin Public Service remained relatively stable for the first quarter of 2000 compared with the first quarter of 1999.

                                                     First Quarter
Wisconsin Public Service's                   ----------------------------
Gas Utility Results (Thousands)                2000                1999
-------------------------------                ----                ----

Revenues                                     $76,187              $68,299
Purchase costs                                47,634               39,871
                                              ------               ------

Margin                                       $28,553              $28,428
                                              ======               ======

Volume in therms                             247,520              250,885

Wisconsin Public Service's gas revenues increased $7.9 million, or 11.5%, while overall therm sales decreased 1.3%. Gas revenues increased as the result of the January 15, 1999 implementation of a 5.1% increase in Wisconsin retail gas rates. The rates were effective for the entire first quarter of 2000 but for only a portion of the first quarter of 1999. Weather in the first quarter of 2000 was 1.2% warmer than in the first quarter of 1999, and was 10.6% warmer than normal.

Wisconsin Public Service's gas purchase costs increased $7.8 million, or 19.5%. This increase resulted from higher gas costs of 21.6% in the first quarter of 2000. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

OTHER UTILITY EXPENSES

Other operating expenses at Wisconsin Public Service increased $2.8 million, or 7.7%, primarily due to increased charges for the transmission of electricity and to higher meter costs.

Maintenance expense at Wisconsin Public Service increased $1.7 million as a result of additional maintenance activities at several of its power plants in preparation for summer demand and more maintenance of overhead lines.

             FINANCIAL CONDITION - WISCONSIN PUBLIC SERVICE

INVESTMENTS AND FINANCING

Special common stock dividends of $30.0 million were paid by Wisconsin Public Service to WPS Resources in the first quarter of 2000. These special dividends allowed Wisconsin Public Service's average equity capitalization ratio for ratemaking to remain at its target level as established by the Public Service Commission of Wisconsin in its most recent rate order.

Internally generated funds exceeded cash requirements in the first quarter of 2000 resulting in a $14.0 million reduction in short-term borrowings. Pretax interest coverage was 4.68 times for the 12 months ended March 31, 2000. See the table below for Wisconsin Public Service's credit ratings.

Credit Ratings                            Standard & Poor's       Moody's
--------------                            -----------------       -------

Wisconsin Public Service Corporation
  Bonds                                           AA+                Aa1
  Preferred stock                                 AA                 aa2
  Commercial paper                                A1+                P1

See WPS Resources' management discussion at page 21 for additional information regarding Wisconsin Public Service's financial condition.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

WPS Resources has potential market risk exposure related to interest rate risk, equity return and principal preservation risk, and commodity price risk. There currently is no material exposure due to any foreign currency risk. Our exposure to interest rate risk relates primarily to ongoing short-term financing and a long-term nonrecourse debt financing at one of our indirect subsidiaries. Exposure to equity return and principal preservation risk results from various debt and equity security investments in our employee benefit trusts and decommissioning trusts. Exposure to commodity price risk exists with respect to the cost of coal, uranium, natural gas, and fuel oil. Much of the price risk exposure related to these fuel costs is recoverable through customer rates.

INTEREST RATE RISK

WPS Resources generally issues commercial paper, subject to varying interest rates, for short-term borrowing. The fluctuation of interest rates will have an impact on interest expense related to this short-term borrowing.
The amount of commercial paper outstanding is generally 5% of the outstanding capital of WPS Resources. Based on total capitalization as of December 31, 1999, 5% would be approximately $60.0 million of commercial paper. A change in interest rates of 100 basis points would affect annual interest expense by $0.6 million.

Sunbury Generation, LLC, an indirect subsidiary of WPS Resources, obtained an $83.7 million variable rate nonrecourse loan in 2000. Sunbury Generation, LLC has fixed the interest rate for 50% of the amount of the loan through the purchase of an interest rate swap. It is anticipated that the remaining 50% will be fixed should the annual exposure of continuing to pay the variable rate on the remaining 50% of the debt reach approximately $585,000. Other than this interest rate swap WPS Resources currently does not employ any other interest rate swaps.

Mid American Power, LLC, an indirect subsidiary of WPS Resources, currently has outstanding an $8.2 million variable rate loan. The interest rate, which is tied to 90-day treasury security yields is 6.65% on March 31, 2000. The interest rate is adjusted quarterly.

EQUITY RETURN AND PRINCIPAL PRESERVATION RISK

WPS Resources currently funds its liabilities related to employee benefits and nuclear decommissioning through various trusts. These trusts hold investments in debt and equity securities. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. Although the pension liability is adequately funded and under normal market conditions future required contributions to the plan are unlikely, changes in the market value of investments could impact future contributions for healthcare benefits and decommissioning costs. All decommissioning costs and most of the employee benefit costs relate to the regulated entities of Wisconsin Public Service and Upper Peninsula Power. The majority of these costs are reflected in rates and, therefore, any equity return and principal preservation risk on these assets would be mitigated.

At March 31, 2000, the fair value of assets exposed to potential equity return and principal preservation risk is:

            Pension                            $  685,870,738
            Other post-retirement benefits        159,022,120
            Nuclear decommissioning               237,468,418
                                                -------------
                 TOTAL                         $1,082,361,276
                                                =============

COMMODITY PRICE RISK

Exposure to commodity price risk exists with respect to the cost of coal, uranium, natural gas, and fuel oil. Much of the price risk exposure related to these fuel costs is recoverable through customer rates.

WPS Resources and its affiliates utilize various types of financial instruments that may qualify as derivatives to reduce market risk associated with changing prices of natural gas and electricity.

Currently, we believe such activities in our regulated subsidiaries are immaterial. In addition, the fuel cost adjustments and purchase gas cost adjustment mechanisms in Wisconsin's regulatory environment should mitigate many of these costs. For additional information on the regulated subsidiaries activities in this area, please see Note 2 entitled Price Risk Management Activities on page 13.

The nonregulated subsidiaries of WPS Resources also use various derivative instruments to reduce market risk associated with potential changes in prices of natural gas and electricity. For additional information on these activities, see the discussion entitled Price Risk Management Activities on page 20.

                            PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

GENERATING CAPACITY

Wisconsin Public Service has entered into several definitive agreements with Madison Gas and Electric Company under which Wisconsin Public Service will design and construct a combustion turbine electric generation facility to be sold to Madison Gas and Electric. The natural gas fired single cycle facility will be located at the Wisconsin Public Service West Marinette site and will generate approximately 83 megawatts of electricity. Wisconsin Public Service will operate and maintain the facility for Madison Gas and Electric. Under an energy exchange agreement, Wisconsin Public Service will receive the output of the facility when dispatched by Madison Gas and Electric in exchange for energy from the Wisconsin Public Service share of output from the Columbia Energy Center and/or Wisconsin Public Service energy system. The energy exchange and interconnection aspects of this arrangement are currently under review by the Federal Energy Regulatory Commission. Approval to construct the facility was received from the Public Service Commission of Wisconsin in December 1998. Construction is to be completed and the facility transferred to Madison Gas and Electric by June 1, 2000.

AMERICAN TRANSMISSION COMPANY

1999 Wisconsin Act 9 requires the formation of a transmission company that could own electric transmission facilities throughout Wisconsin and neighboring states. The transmission company was required to begin operation no later than November 1, 2000. On April 12, 2000, 1999 Wisconsin Act 75 was signed which set January 1, 2001 as the new required date for the transfer of assets and "day one" operations for the transmission company.

Wisconsin Public Service and five other regional energy companies are working to create the nation's first for-profit electric transmission company. The company will be the American Transmission Company, LLC. The six companies working to develop the American Transmission Company are Alliant-Energy, Madison Gas and Electric Company, Minnesota Power Inc., Wisconsin Electric Power Company, Wisconsin Public Power Inc., and
Wisconsin Public Service Corporation. At this time, only Wisconsin Electric Power Company and Alliant-Wisconsin Power and Light have committed to transfer ownership and control of their transmission systems to the American Transmission Company.

ELECTRIC AND NATURAL GAS RATES

Wisconsin Public Service is requesting approval from the Public Service Commission of Wisconsin to increase retail electric and natural gas rates for its Wisconsin customers in 2001 and 2002. The request includes a return on equity rate of 12.1%. If approved, electric rates will increase 8.9% in 2001 and 2.2% in 2002. Increases of 2.1% in 2001 and 1.5% in 2002 are also being requested in gas rates. The application for increased rates was filed on March 31, 2000.

NUCLEAR POWER PLANT PLANNED OUTAGE

The Kewaunee Nuclear Power Plant began its scheduled outage for refueling and maintenance on April 22, 2000. Maintenance and refueling is expected to be completed and the plant returned to service during the week of May 28, 2000. During the prior refueling in the fall of 1998, the Nuclear Regulatory Commission issued a Technical Specification that increased the number of steam generator tubes allowed to remain in service. The Technical Specification has now been amended to allow these tubes to remain in service through the upcoming refueling cycle. Although no delays are expected at this time, the outage could be extended if unexpected maintenance is necessary.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS

               The following documents are attached as exhibits:

                  Exhibit 27     Financial Data
                                      WPS Resources Corporation
                                      Wisconsin Public Service Corporation

         (b)   REPORT ON FORM 8-K

               A Form 8-K was filed on March 8, 2000 to report that WPS Resources Corporation will increase its purchases of shares of its common stock in the open market to further fund its stock-based employee benefit plans, including certain of its stock option plans.

                                     SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, WPS Resources Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     WPS Resources Corporation



Date:  May 9, 2000                         /s/ Diane L. Ford
                                     _________________________________
                                               Diane L. Ford
                                         Vice President-Controller
                                        and Chief Accounting Officer

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



                                     Wisconsin Public Service Corporation


Date:  May 9, 2000                          /s/ Diane L. Ford
                                     ____________________________________
                                                Diane L. Ford
                                          Vice President-Controller

                                         (Duly Authorized Officer and
                                           Chief Accounting Officer)

                            WPS RESOURCES CORPORATION AND
                         WISCONSIN PUBLIC SERVICE CORPORATION
                              EXHIBIT INDEX TO FORM 10-Q
                         FOR THE QUARTER ENDED MARCH 31, 2000




Exhibit No.                     Description
___________                     ___________

    27              Financial Data Schedule
                         WPS Resources Corporation
                         Wisconsin Public Service Corporation