Form 10-Q
period 2000-06-30
WISCONSIN PUBLIC SERVICE CORP
filed 2000-08-09
CIK 107833

___________________________________________________________________________________
___________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

1-11337	WPS RESOURCES CORPORATION (A Wisconsin Corporation) 700 North Adams Street P. O. Box 19001 Green Bay, WI 54307-9001 920-433-4901	39-1775292

1-3016	WISCONSIN PUBLIC SERVICE CORPORATION (A Wisconsin Corporation) 700 North Adams Street P. O. Box 19001 Green Bay, WI 54307-9001 800-450-7260	39-0715160

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
WPS Resources Corporation	Yes [x] No [ ]
Wisconsin Public Service Corporation	Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:
WPS RESOURCES CORPORATION	Common stock, $1 par value, 26,503,035 shares outstanding at July 31, 2000

WISCONSIN PUBLIC SERVICE CORPORATION	Common stock, $4 par value, 23,896,962 shares outstanding at July 31, 2000

___________________________________________________________________________________
___________________________________________________________________________________

                                        -2-

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

  General economic, business, and regulatory conditions
  Legislative and regulatory initiatives regarding deregulation and restructuring of the utility industry which could affect costs and investment recovery
  State and federal rate regulation
  Growth and competition and the extent and timing of new business development in the markets of subsidiary companies
  The performance of projects undertaken by subsidiary companies
  Business combinations among our competitors and customers
  Energy supply and demand
  Financial market conditions, including availability, terms, and use of capital
  Nuclear and environmental issues
  Weather and other natural phenomena
  Commodity price and interest rate risk.

                                        -3-

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME, AND RETAINED EARNINGS	Three Months Ended June 30		Six Months Ended June 30
(Thousands, except share amounts)	2000	1999	2000	1999

Operating revenues
Electric utility	$150,523	$136,925	$303,954	$279,318
Gas utility	44,002	34,556	120,189	102,855
Nonregulated energy and other	180,148	50,071	349,379	169,213
Total operating revenues	374,673	221,552	773,522	551,386

Operating expenses
Electric production fuels	30,020	26,582	58,240	53,115
Purchased power	20,270	16,579	35,943	34,451
Gas purchased for resale	25,876	20,687	73,282	60,971
Nonregulated energy cost of sales	176,265	46,978	325,770	163,001
Other operating expenses	51,832	45,482	113,974	89,862
Maintenance	21,148	16,229	37,880	30,845
Depreciation and decommissioning	27,752	20,536	54,922	40,755
Taxes other than income	8,506	8,400	17,774	16,861
Total operating expenses	361,669	201,473	717,785	489,861
Operating income	13,004	20,079	55,737	61,525

Other income
Allowance for equity funds used during construction	399	306	767	502
Other, net	13,140	3,293	19,336	5,608
Total other income	13,539	3,599	20,103	6,110
Income before interest expense	26,543	23,678	75,840	67,635

Interest on long-term debt	10,700	6,339	19,542	12,741
Other interest	2,133	1,062	5,570	1,981
Allowance for borrowed funds used during construction	(826)	(248)	(1,930)	(425)
Total interest expense	12,007	7,153	23,182	14,297

Distributions - preferred securities of subsidiary trust	875	875	1,750	1,750

Income before income taxes	13,661	15,650	50,908	51,588
Income taxes	1,529	4,879	8,766	17,502
Minority interest	-	(48)	-	(263)
Preferred stock dividends of subsidiaries	777	778	1,555	1,556
Net income	11,355	10,041	40,587	32,793
Other comprehensive income	-	-	-	-
Comprehensive income	11,355	10,041	40,587	32,793

Retained earnings at beginning of period	357,412	344,749	341,701	335,154
Cash dividends on common stock	13,215	13,143	26,736	26,300
Retained earnings at end of period	$355,552	$341,647	$355,552	$341,647

Average shares of common stock	26,398	26,601	26,516	26,561
Basic and diluted earnings per average share of common stock	$0.43	$0.38	$1.53	$1.23
Dividend per share of common stock	$0.505	$0.495	$1.010	$0.990

The accompanying notes are an integral part of these statements.

                                        -4-

WPS RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS	June 30	December 31
(Thousands)	2000	1999
ASSETS

Utility plant
Electric	$1,841,030	$1,797,832
Gas	292,686	285,048
Property under capital lease	74,130	74,130
Net	2,207,846	2,157,010
Less - Accumulated depreciation and decommissioning	1,336,852	1,293,354
Total	870,994	863,656
Nuclear decommissioning trusts	209,369	198,052
Construction in progress	64,712	74,187
Nuclear fuel, less accumulated amortization	18,614	15,007
Net utility plant	1,163,689	1,150,902

Current assets
Cash and equivalents	88,740	10,547
Customer and other receivables, net of reserves	161,895	132,355
Accrued utility revenues	24,737	38,533
Fossil fuel, at average cost	18,372	24,657
Gas in storage, at average cost	23,186	29,344
Materials and supplies, at average cost	30,061	28,618
Assets from risk management activities	171,226	-
Prepayments and other	35,839	28,871
Total current assets	554,056	292,925

Regulatory assets	65,075	70,490
Net nonutility and nonregulated plant	134,408	129,352
Pension assets	68,079	65,622
Investments and other assets	110,611	107,257
Total	$2,095,918	$1,816,548

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$ 542,291	$ 536,300
Preferred stock of subsidiary with no mandatory redemption	51,189	51,193
Company-obligated mandatorily redeemable trust preferred
securities of subsidiary trust holding solely WPS Resources
7.00% subordinated debentures	50,000	50,000
Long-term capital lease obligation	73,414	73,585
Long-term debt	583,930	510,917
Total capitalization	1,300,824	1,221,995

Current liabilities
Current portion of long-term debt and capital lease obligation	7,846	1,362
Notes payable	10,100	10,403
Commercial paper	45,000	79,855
Accounts payable	159,371	103,437
Accrued taxes	7,369	9,844
Accrued interest	9,295	7,561
Liabilities from risk management activities	171,329	-
Other	22,113	21,099
Total current liabilities	432,423	233,561

Long-term liabilities and deferred credits
Accumulated deferred income taxes	113,697	111,092
Accumulated deferred investment tax credits	24,854	25,748
Regulatory liabilities	58,082	64,148
Environmental remediation liabilities	40,344	40,557
Postretirement health care liability	45,449	47,115
Other long-term liabilities	80,245	72,332
Total long-term liabilities and deferred credits	362,671	360,992
Total	$2,095,918	$1,816,548

The accompanying notes are an integral part of these statements.

                                        -5-
WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION	June 30	December 31
(Thousands, except share amounts)	2000	1999

Common stock equity
Common stock, $1 par value, 100,000,000 shares authorized;
26,851,037 and 26,851,045 shares outstanding
at June 30, 2000 and December 31, 1999, respectively	$ 26,851	$ 26,851
Premium on capital stock	172,108	172,108
Retained earnings	355,552	341,701
Treasury stock, 363,246 shares at average
cost of $26.09 at June 30, 2000	(9,477)	-
Shares in deferred compensation trust, 93,216 and 71,097 shares at average cost of $29.43 and $30.04 per share at
June 30, 2000 and December 31, 1999, respectively	(2,743)	(2,136)
Employee Stock Ownership Plan loan guarantees	-	(2,224)
Total common stock equity	542,291	536,300

Preferred stock - Wisconsin Public Service Corporation
Cumulative, $100 par value, 1,000,000 shares authorized;
with no mandatory redemption
Shares Outstanding
June 30 December 31
Series 2000 1999
5.00% 131,920 131,950	13,192	13,195
5.04% 29,980 29,980	2,998	2,998
5.08% 49,990 50,000	4,999	5,000
6.76% 150,000 150,000	15,000	15,000
6.88% 150,000 150,000	15,000	15,000
Total preferred stock with no mandatory redemption	51,189	51,193

Company-obligated mandatorily redeemable trust
preferred securities of subsidiary trust holding solely
WPS Resources Corporation 7.00% subordinated debentures	50,000	50,000

Capital lease obligation - Wisconsin Public Service Corporation	73,833	74,004
Less current portion	(419)	(419)
Net capital lease obligation	73,414	73,585

Long-term debt
First mortgage bonds - Wisconsin Public Service Corporation
Series Year Due
7.30% 2002	50,000	50,000
6.80% 2003	50,000	50,000
6-1/8% 2005	9,075	9,075
6.90% 2013	22,000	22,000
8.80% 2021	53,100	53,100
7-1/8% 2023	50,000	50,000
6.08% 2028	50,000	50,000

First mortgage bonds - Upper Peninsula Power Company
Series Year Due
7.94% 2003	15,000	15,000
10.0% 2008	4,200	4,800
9.32% 2021	18,000	18,000

Unsecured senior notes - WPS Resources Corporation
Series Year Due
7.00% 2009	150,000	150,000
Employee Stock Ownership Plan loan guarantees	-	2,224
Term loans - nonrecourse, secured by nonregulated assets	106,047	24,000
Notes payable to bank, secured by nonregulated plant	11,439	11,136
Senior secured note	3,634	3,722
Other long-term debt	142	142
Total	592,637	513,199
Unamortized discount and premium on bonds and debt securities, net	(1,280)	(1,339)
Total long-term debt	591,357	511,860
Less current portion	(7,427)	(943)
Net long-term debt	583,930	510,917
Total capitalization	$1,300,824	$1,221,995

The accompanying notes are an integral part of these statements.

                                        -6-

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months Ended
(Thousands)	June 30
	2000	1999

Cash flows from operating activities
Net income	$ 40,587	$ 32,793

Adjustments to reconcile net income to net cash from
operating activities
Depreciation and decommissioning	54,922	40,755
Gain on nuclear decommissioning trust	(11,567)	(3,240)
Amortization of nuclear fuel and other	7,194	7,394
Deferred income taxes	1,343	(1,484)
Investment tax credit restored	(894)	(508)
Allowance for equity funds used during construction	(767)	(500)
Gain on sale of property	(3,750)	-
Pension income	(2,457)	(3,084)
Postretirement funding	(1,666)	2,463
Other, net	1,507	7,538

Changes in
Customer and other receivables	(29,540)	28,873
Accrued utility revenues	13,796	10,547
Fossil fuel inventory	6,285	(1,209)
Gas in storage	6,158	5,596
Accounts payable	55,934	(32,223)
Accrued taxes	(2,475)	5,847
Miscellaneous current and accrued liabilities	711	14,779
Net cash from operating activities	135,321	114,337

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures	(79,609)	(65,756)
Purchase of other property and equipment	(8,830)	(38,515)
Decommissioning funding	(4,029)	(4,552)
Proceeds from sale of property	30,420	-
Other	(5,444)	2,121
Net cash used for investing activities	(67,492)	(106,702)

Cash flows from (used for) financing activities
Issuance of notes payable	-	34,250
Redemptions of notes payable	-	(36,853)
Issuance of other long-term debt	84,406	761
Redemptions of other long-term debt	(1,741)	(200)
Issuance of commercial paper	424,485	786,408
Redemptions of commercial paper	(459,340)	(768,185)
Cash dividends on common stock	(26,736)	(26,300)
Issuance of common stock	-	5,135
Purchase of treasury and deferred compensation shares	(10,084)	-
Other	(626)	(292)
Net cash from (used for) financing activities	10,364	(5,276)
Net increase in cash and equivalents	78,193	2,359
Cash and equivalents at beginning of period	10,547	7,134
Cash and equivalents at end of period	$ 88,740	$ 9,493

Cash paid during period for
Interest, less amount capitalized	$ 23,348	$ 15,413
Income taxes	20,094	15,640
Preferred stock dividends of subsidiaries	1,555	1,556

The accompanying notes are an integral part of these statements.

                                        -7-

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	Three Months Ended		Six Months Ended
(Thousands)	June 30		June 30
	2000	1999	2000	1999

Operating revenues
Electric	$139,090	$124,640	$280,010	$252,177
Gas	44,002	34,556	120,189	102,855
Total operating revenues	183,092	159,196	400,199	355,032

Operating expenses
Electric production fuels	29,756	26,480	57,915	52,967
Purchased power	18,134	13,209	32,117	26,496
Gas purchased for resale	28,841	20,906	76,475	60,777
Other operating expenses	39,289	37,809	78,101	73,855
Maintenance	19,875	15,388	35,589	29,451
Depreciation and decommissioning	24,489	18,198	47,509	36,175
Federal income taxes	5,592	4,612	17,200	15,446
Investment tax credit restored	(401)	(402)	(802)	(804)
State income taxes	1,535	1,377	4,318	4,023
Gross receipts tax and other	7,059	6,800	14,685	13,787
Total operating expenses	174,169	144,377	363,107	312,173
Operating income	8,923	14,819	37,092	42,859

Other income and (deductions)
Allowance for equity funds used during construction	399	304	767	500
Other, net	11,463	2,534	17,660	4,829
Income taxes	(1,603)	(67)	(1,709)	(448)
Total other income	10,259	2,771	16,718	4,881
Income before interest expense	19,182	17,590	53,810	47,740
Interest expense
Interest on long-term debt	5,459	5,465	10,919	10,930
Other interest	2,111	943	4,320	1,650
Allowance for borrowed funds used during construction	(826)	(241)	(1,930)	(418)
Total interest expense	6,744	6,167	13,309	12,162
Net income	12,438	11,423	40,501	35,578
Preferred stock dividend requirements	777	778	1,555	1,556
Earnings on common stock	11,661	10,645	38,946	34,022
Other comprehensive income	-	-	-	-
Comprehensive income	$ 11,661	$ 10,645	$ 38,946	$ 34,022

The accompanying notes are an integral part of these statements.

                                        -8-
WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED BALANCE SHEETS	June 30	December 31
(Thousands)	2000	1999
ASSETS

Utility plant
Electric	$1,651,662	$1,611,543
Gas	292,686	285,048
Property under capital lease	74,130	74,130
Total	2,018,478	1,970,721
Less - Accumulated depreciation and decommissioning	1,242,756	1,202,725
Total	775,722	767,996
Nuclear decommissioning trusts	209,369	198,052
Construction in progress	58,970	67,831
Nuclear fuel, less accumulated amortization	18,614	15,007
Net utility plant	1,062,675	1,048,886

Current assets
Cash and equivalents	1,943	3,428
Customer and other receivables, net of reserves	68,869	70,940
Accrued utility revenues	22,434	36,132
Fossil fuel, at average cost	11,547	15,134
Gas in storage, at average cost	14,921	18,776
Materials and supplies, at average cost	23,292	21,302
Prepayments and other	27,786	20,734
Total current assets	170,792	186,446

Regulatory assets	62,393	68,169
Net nonutility plant	1,168	1,294
Pension assets	68,079	65,622
Investments and other assets	37,241	39,468
Total	$1,402,348	$1,409,885

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$ 499,332	$ 525,128
Preferred stock with no mandatory redemption	51,189	51,193
Capital lease obligation	73,414	73,585
Long-term debt to parent	13,631	13,780
Long-term debt	283,588	285,783
Total capitalization	921,154	949,469

Current liabilities
Current portion of capital lease obligation	419	419
Note payable	10,000	10,000
Commercial paper	45,000	40,000
Accounts payable	64,484	52,654
Accrued interest and taxes	9,351	12,819
Other	19,106	13,118
Total current liabilities	148,360	129,010

Long-term liabilities and deferred credits
Accumulated deferred income taxes	110,354	107,516
Accumulated deferred investment tax credits	22,748	23,551
Regulatory liabilities	50,658	56,728
Environmental remediation liabilities	38,419	38,632
Postretirement health care liability	45,449	47,115
Other long-term liabilities	65,206	57,864
Total long-term liabilities and deferred credits	332,834	331,406
Total	$1,402,348	$1,409,885

The accompanying notes are an integral part of these statements.

                                        -9-
WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION	June 30	December 31
(Thousands, except share amounts)	2000	1999

Common stock equity
Common stock	$ 95,588	$ 95,588
Premium on capital stock	177,876	167,842
Retained earnings	225,868	263,922
Employee Stock Ownership Plan loan guarantees	-	(2,224)
Total common stock equity	499,332	525,128

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized;
with no mandatory redemption
Shares Outstanding
June 30 December 31
Series 2000 1999
5.00% 131,920 131,950	13,192	13,195
5.04% 29,980 29,980	2,998	2,998
5.08% 49,990 50,000	4,999	5,000
6.76% 150,000 150,000	15,000	15,000
6.88% 150,000 150,000	15,000	15,000
Total preferred stock	51,189	51,193

Capital lease obligation	73,833	74,004
Less current portion	(419)	(419)
Net capital lease obligation	73,414	73,585

Long-term debt to parent
Series Year Due
8.76% 2015	5,631	5,693
7.35% 2016	8,000	8,087
Total long-term debt to parent	13,631	13,780

Long-term debt
First mortgage bonds
Series Year Due
7.30% 2002	50,000	50,000
6.80% 2003	50,000	50,000
6-1/8% 2005	9,075	9,075
6.90% 2013	22,000	22,000
8.80% 2021	53,100	53,100
7-1/8% 2023	50,000	50,000
6.08% 2028	50,000	50,000
Total	284,175	284,175
Unamortized discount and premium on bonds, net	(729)	(758)
Total first mortgage bonds	283,446	283,417
Employee Stock Ownership Plan loan guarantees	-	2,224
Other long-term debt	142	142
Total long-term debt	283,588	285,783
Total capitalization	$921,154	$949,469

The accompanying notes are an integral part of these statements.

                                        -10-
WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months Ended
(Thousands)	June 30
	2000	1999

Cash flows from operating activities
Net income	$ 40,501	$ 35,578

Adjustments to reconcile net income to net cash from
operating activities
Depreciation and decommissioning	47,509	36,175
Gain on nuclear decommissioning trust	(11,567)	(3,240)
Amortization of nuclear fuel and other	6,332	7,065
Deferred income taxes	1,576	(1,531)
Investment tax credit restored	(803)	(417)
Allowance for equity funds used during construction	(767)	(500)
Gain on sale of property	(3,750)	-
Pension income	(2,457)	(3,084)
Postretirement funding	(1,666)	2,463
Other, net	1,148	3,116

Changes in
Customer and other receivables	2,071	4,389
Accrued utility revenues	13,698	9,555
Fossil fuel inventory	3,587	(1,383)
Gas in storage	3,855	3,770
Accounts payable	11,830	(2,962)
Miscellaneous current and accrued liabilities	2,542	9,275
Accrued taxes	(3,468)	7,003
Net cash from operating activities	110,171	105,272

Cash flows from (used for) investing activities
Construction of utility plant and nuclear fuel expenditures	(76,906)	(63,361)
Decommissioning funding	(4,029)	(4,552)
Purchase of other property and equipment	(34)	(85)
Proceeds from sale of property	30,420	-
Other	2,589	2,028
Net cash used for investing activities	(47,960)	(65,970)

Cash flows from (used for) financing activities
Proceeds from issuance of commercial paper	244,000	158,000
Redemptions of commercial paper	(239,000)	(162,000)
Equity infusion from parent	10,000	20,000
Dividend to parent	(77,000)	(50,000)
Preferred stock dividends	(1,555)	(1,556)
Other	(141)	(12)
Net cash used for financing activities	(63,696)	(35,568)
Net increase (decrease) in cash and equivalents	(1,485)	3,734
Cash and equivalents at beginning of period	3,428	1,882
Cash and equivalents at end of period	$ 1,943	$ 5,616

Cash paid during period for
Interest, less amount capitalized	$ 11,776	$ 11,436
Income taxes	32,551	17,959

The accompanying notes are an integral part of these statements.

                                        -11-
WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS	Six Months Ended
(Thousands)	June 30
	2000	1999

Balance at beginning of period	$263,922	$284,726
Add Net income	40,501	35,578
	304,423	320,304
Deduct
Cash dividends declared on preferred stock	1,555	1,556
Dividend to parent	77,000	50,000
	78,555	51,556

Balance at end of period	$225,868	$268,748

The accompanying notes are an integral part of these statements.

                                        -12-

WPS RESOURCES CORPORATION AND SUBSIDIARIES
WISCONSIN PUBLIC SERVICE CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000

NOTE 1. FINANCIAL INFORMATION

We have prepared the consolidated financial statements of WPS Resources Corporation and Wisconsin Public Service Corporation under the rules and regulations of the Securities and Exchange Commission. These financial statements have not been audited. Management believes that these financial statements include all normal recurring adjustments which are necessary for a fair presentation of the financial results for each period shown. Certain items from a prior period have been reclassified to conform with the current year presentation. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles. We believe that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read along with the financial statements and notes included with our latest annual Form 10-K report.

Because of the seasonal nature of utility operations, the results reported for the quarter and six-months ended may not be representative of annual results.

NOTE 2. SEGMENTS OF BUSINESS

We manage our reportable segments separately due to their different operating and regulatory environments. Our utility business segments are the regulated electric utility operations of Wisconsin Public Service Corporation and Upper  Peninsula Power Company and the regulated gas utility operations of Wisconsin Public Service. Our other reportable segments include WPS Energy Services, Inc. and WPS Power Development, Inc. WPS Energy Services is a diversified energy supply and services company. WPS Power Development is an electric generation asset development company. The Other segment includes the activities at Wisconsin Public Service and Upper Peninsula Power that are not regulated and the operations of WPS Resources and WPS Resources Capital Corporation as holding companies.

The table below presents summary information pertaining to our operations segmented by lines of business. We restated 1999 data for comparative purposes due to changes in our reportable segments. The changes include adding a utility subtotal column and separating WPS Power Development from Other due to its increase in significance.

                                        -13-

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Thousands)	Electric	Gas	Total Utility	WPS Energy Services	WPS Power Development	Other	Reconciling Eliminations	WPS Resources Consolidated

Quarter Ended June 30, 2000
Operating revenues	$154,204	$ 44,002	$198,206	$156,023	$31,920	$ 2,084	$(13,560)	$374,673
Net income (loss)	10,118	587	10,705	741	214	(305)	-	11,355

Quarter Ended June 30, 1999
Operating revenues	138,699	34,556	173,255	46,917	4,103	973	(3,696)	221,552
Net income (loss)	10,851	(437)	10,414	29	(870)	468	-	10,041

Six Months Ended June 30, 2000
Operating revenues	312,197	120,189	432,386	302,013	60,944	5,293	(27,114)	773,522
Net income (loss)	30,328	9,085	39,413	1,254	1,255	(1,335)	-	40,587

Six Months Ended June 30, 1999
Operating revenues	282,839	102,855	385,694	162,339	8,177	2,103	(6,927)	551,386
Net income (loss)	26,213	8,908	35,121	(805)	(1,705)	182	-	32,793

NOTE 3. PRICE RISK MANAGEMENT ACTIVITIES

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

Statement of Financial Accounting Standards No. 138 was issued in June 2000. Statement No. 138 clarifies and amends certain aspects of Statement No. 133. As a result of  Statement No. 138, we concluded that our utility segments have few contracts which meet the definition of derivatives. Therefore, the adoption of Statement No. 133 is not expected to have a material effect on our utility operations. In addition, the adoption of Statement No. 133 is not expected to have a material effect on WPS Energy Services because we do not anticipate designating any derivative contracts as hedges.  We will continue to mark our energy trading contracts to market based on Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." A preliminary assessment of the impacts of Statement No. 138 on WPS Resources as a holding company and WPS Power Development has also been made. No material impacts are expected.

                                        -14-

NOTE 4. LONG-TERM DEBT SUPPLEMENTAL SCHEDULE

WPS Power Development has entered into two long-term financing arrangements which are secured by nonregulated plant assets as follows:
WPS Power Development Financing (Thousands)	June 30 2000	June 30 1999

Term loan - nonrecourse, secured by nonregulated assets of PDI New England and PDI Canada Series Year Due 8.75% 2010	$ 23,875	$24,000

Term loan - nonrecourse, secured by nonregulated assets of Sunbury Generation Series Year Due Variable 2018	82,172	-

Total term loans	$106,047	$24,000

The interest rate for 50% of the loan secured by nonregulated assets of Sunbury Generation has been fixed at a rate of 8.475% through an interest rate swap.

NOTE 5. AGREEMENT TO MERGE WITH WISCONSIN FUEL AND LIGHT COMPANY

On July 13, 2000, we signed a definitive merger agreement with Wisconsin Fuel and Light Company. Under the agreement, Wisconsin Fuel and Light shareholders will receive 1.73 shares of WPS Resources common stock for each share of Wisconsin Fuel and Light common stock. The exchange ratio will be adjusted if, at the time of closing the transaction, the market price of WPS Resources common stock exceeds $33.96 per share or is less than $27.79 per share. The market price is defined as the average of the closing sale prices of WPS Resources' common stock during the ten trading days ending three days immediately preceding the effective date of the merger. The merger is subject to (i) approval by the Wisconsin Fuel and Light shareholders; (ii) approval by the Public Service Commission of Wisconsin; (iii) the Form  S-4 Registration Statement being declared effective by the Securities and Exchange Commission; (iv) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (v) receipt of an opinion of counsel that the exchange of stock qualifies as a tax-free transaction; and (vi) the satisfaction of various other conditions.

If the majority of the outstanding preferred shareholders of Wisconsin Public Service approve the merger, Wisconsin Fuel and Light will merge into Wisconsin Public Service. Otherwise, Wisconsin Fuel and Light will merge into a subsidiary of WPS Resources, WF&L Acquisition Corporation. WF&L Acquisition will then be dissolved into Wisconsin  Public Service or will sell its business to Wisconsin Public Service. The merger will be accounted for under the purchase method and is expected to be completed in the first quarter of 2001.

                                        -15-

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations

RESULTS OF OPERATIONS - WPS RESOURCES CORPORATION

WPS Resources Corporation is a holding company. Our wholly-owned subsidiaries include two regulated utilities, Wisconsin Public Service Corporation and Upper Peninsula Power Company. Another wholly-owned subsidiary, WPS Resources Capital Corporation, is a holding company for our nonregulated businesses including WPS Energy Services, Inc. and WPS Power Development, Inc. Approximately 67% of our assets at June 30, 2000, was derived from Wisconsin Public Service, an electric and gas utility. Approximately 97% of our net income for the first six months of 2000 was derived from electric and gas utility operations. Approximately 6% of our net income for the first six months of 2000 was derived from WPS Energy Services and WPS Power Development.

Second Quarter 2000 Compared with Second Quarter 1999

WPS Resources Overview

WPS Resources' second quarter 2000 and second quarter 1999 results of operations are shown in the following chart:
	Second Quarter
WPS Resources' Results (Millions, except per share amounts)	2000	1999	Percent Change

Consolidated operating revenues	$374.7	$221.6	69.1
Net income	11.4	10.0	14.0
Basic and diluted earnings per share	$0.43	$0.38	13.2

The primary reasons for the higher income were increases in the electric and gas utility margins and an increase in WPS Energy Services' electric margin. A gain on the sale of utility assets at Wisconsin Public Service and tax credits received at WPS Power Development also contributed to higher income. Partially offsetting these factors were increases in operating and interest expenses.

Overview of Utility Operations (Wisconsin Public Service and Upper Peninsula Power)

Revenues and income for our utility operations are shown in the following chart:
	Second Quarter
Results (Millions)	2000	1999	Percent Change

Electric
Operating revenues	$154.2	$138.7	11.2
Net income	10.1	10.8	(6.5)

Gas
Operating revenues	$ 44.0	$ 34.6	27.2
Net income	0.6	(0.4)	250.0

                                        -16-

Electric Utility Operations (Wisconsin Public Service and Upper Peninsula Power)

The consolidated electric utility margin represents electric revenue less cost of sales exclusive of intercompany transactions. Our consolidated electric utility margin increased $6.5 million, or 6.9%, primarily due to increased sales at Wisconsin Public Service and recognition of additional revenue in the second year of its 1999-2000 biennial rate period. Wisconsin Public Service received a 4.6% Wisconsin retail electric rate increase effective January 1, 2000, primarily to recover additional fuel and purchased power costs for the year. This electric rate increase also took into account the expected gain on the sale of utility assets.
WPS Resources' Consolidated Electric Utility Results (Thousands)	Second Quarter
	2000	1999

Revenues	$150,523	$136,925
Fuel and purchased power costs	50,290	43,161
	$100,233	$ 93,764

Sales in kilowatt-hours	2,993,914	2,988,834

Our consolidated electric utility revenues increased $13.6 million, or 9.9%. Electric utility revenues at Wisconsin Public Service were up 11.6% largely due to the 2000 Wisconsin retail electric rate increase and a 4.5% increase in overall kilowatt-hour sales. Electric utility revenues at Upper Peninsula Power were up 7.5% due to a 2.6% increase in overall kilowatt-hour sales.

Our consolidated fuel expense increased $3.4 million, or 12.9%, due to increased production at Wisconsin Public Service's fossil-fueled and combustion turbine generating plants. Generation at the Kewaunee Nuclear Power Plant decreased 53.5% due to its scheduled outage for refueling and maintenance in the second quarter of 2000. No outage occurred in the second quarter of 1999. The Kewaunee plant was off-line beginning April 22, 2000 and returned to power on June 2, 2000. During the scheduled outage, nuclear generation was replaced with additional fossil fuel and combustion turbine generation and additional purchased power. Our consolidated purchased power expense increased $3.7 million, or 22.3%, due to a 19.5% increase in purchase requirements at Wisconsin Public Service largely as a result of the Kewaunee plant outage. Wisconsin Public Service is the operator and 41.2% owner of the Kewaunee plant. In addition, the cost per kilowatt-hour of power purchases at Wisconsin Public Service increased 14.9% in the second quarter of 2000 compared with the second quarter of 1999.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2.0% from forecasted costs on an annualized basis. Forecasted annual 2000 fuel costs at June 30, 2000 are expected to be within this 2.0% window.

Gas Utility Operations (Wisconsin Public Service)

The consolidated gas utility margin represents gas revenues less purchases exclusive of intercompany transactions. The gas utility margin at Wisconsin Public Service increased $1.5 million, or 11.1%, for the second quarter of 2000 compared with the second quarter of 1999.

                                        -17-
Wisconsin Public Service's Gas Utility Results (Thousands)	Second Quarter
	2000	1999

Revenues	$44,002	$34,556
Purchase costs	28,841	20,906
Margin	$15,161	$13,650

Volume in therms	135,184	121,195

Wisconsin Public Service's gas revenues increased $9.4 million, or 27.3%, as the result of an 11.5% increase in overall therm sales coupled with a 19.6% increase in the average cost of gas.

Wisconsin Public Service's gas purchase costs increased $7.9 million, or 38.0%. This increase resulted from higher gas volumes purchased of 15.4% and a higher average cost of gas in the second quarter of 2000 compared with the second quarter of 1999. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

Other Utility Expenses/Income (Wisconsin Public Service and Upper Peninsula Power)

Other operating and maintenance expenses at Wisconsin Public Service increased $6.0 million, or 11.2%, primarily due to increased costs at the Kewaunee plant during its scheduled maintenance outage.

Higher earnings on the Kewaunee plant's nuclear decommissioning fund resulted in increased other income at Wisconsin Public Service in the second quarter of 2000. Due to regulatory practices, this higher income was offset by increased depreciation and decommissioning expense. Other income at Wisconsin Public Service in the second quarter of 2000 also included a gain of $3.8 million, or $0.08 per share, on the sale of a combustion turbine which was constructed for Madison Gas and Electric Company. This gain had been considered in the electric rate adjustment which was effective January 1, 2000.

Overview of Nonutility and Nonregulated Operations

Nonregulated operations include the gas and electric sales at WPS Energy Services, a diversified energy supply and services company and the operations of WPS Power Development, an electric generation asset development company. Nonregulated operations also include those of WPS Resources and WPS Resources Capital as holding companies. Nonutility operations refer to the activities of Wisconsin Public Service and Upper Peninsula Power which do not fall under utility regulation.

Nonutility and nonregulated operations experienced income of $0.7 million in the second quarter of 2000 compared with a loss of $0.4 million in the second quarter of 1999.

                                        -18-

Overview of WPS Energy Services

Revenues at WPS Energy Services grew to $156.0 million in the second quarter of 2000 compared with $46.9 million in the second quarter of 1999, an increase of 232.6%. WPS Energy Services recorded earnings of $0.7 million in the second quarter of 2000 compared with breaking even in the second quarter of 1999. The primary reason for the increase in income was additional electric margins in 2000 due to business expansion.

WPS Energy Services' Margins

Gas margins at WPS Energy Services were $1.7 million in the second quarter of 2000 compared with $1.9 million in the second quarter of 1999. Gas margins were lower largely due to mark-to-market adjustments and margin pressure related to retail mass-market programs. Gas revenues at WPS Energy Services were $147.0 million in the second quarter of 2000 compared with $45.5 million in the second quarter of 1999, an increase of 223.1%. This increase was the result of increased wholesale activities related to additional sales offices, general business growth, and higher natural gas prices compared with one year ago.

Electric margins at WPS Energy Services improved $2.2 million in the second quarter of 2000 compared with the second quarter of 1999. Electric revenues at WPS Energy Services were $8.5 million in the second quarter of 2000 and $1.1 million in the second quarter of 1999. This increase in revenues was the result of additional electric sales in Pennsylvania and Maine associated with the WPS Power Development assets that were acquired in the second and fourth quarters of 1999.

WPS Energy Services' total cost of sales was $151.5 million in the second quarter of 2000 compared with $44.7 million in the second quarter of 1999. This increase included higher natural gas purchases of $101.7 million due to increased sales and higher natural gas prices, and higher electric purchases of $5.1 million primarily due to increased sales.

WPS Energy Services' Other Expenses

Operating expenses at WPS Energy Services increased $1.2 million, or 56.3%, in the second quarter of 2000 compared with the second quarter of 1999 due to greater payroll and other operational costs associated with business expansion.

WPS Energy Services' Price Risk Management Activities

WPS Energy Services began to mark to market its energy contracts in the first quarter of 2000. At June 30, 2000, WPS Energy Services had "Assets from Risk Management Activities" of $171.2 million which represents gains based on the fair value of energy contracts and had "Liabilities from Risk Management Activities" of $171.3 million which represents losses based on the fair value of energy contracts. The impact on the income statement was not material. Net changes in the fair market value of energy contracts are reported in nonregulated energy cost of sales.

Overview of WPS Power Development

Income at WPS Power Development was $0.2 million in the second quarter of 2000 compared with a loss of $0.9 million in the second quarter of 1999. The increase in income was primarily due to additional tax credits of approximately $3.7  million received in the second quarter of 2000 from the

                                        -19-

ECO #12 synthetic fuel operation. Production at ECO #12 was higher than anticipated in the second quarter of 2000 despite the physical relocation of the project during this period. The project was moved in order to secure increased production in the future. WPS Power Development is currently working on contractual arrangements in order to begin operation of the facilities in the new location and optimize the value of the project.

WPS Power Development experienced an increase of $0.3 million in its margin on operating activities in the second quarter of 2000. This increase was largely due to the operation of the electric generation assets acquired in Maine and Canada late in the second quarter of 1999 and Pennsylvania in the fourth quarter of 1999. Other operating expenses at WPS Power Development increased $2.7 million largely due to increased production at its synthetic fuel operation in the first part of the quarter, the overhaul of generation units at the Sunbury plant in Pennsylvania, and the operation of the electric generation assets acquired in 1999.

Six Months 2000 Compared with Six Months 1999

WPS Resources Overview

WPS Resources' six months 2000 and six months 1999 results of operations are shown in the following chart:
	Six Months
WPS Resources' Results (Millions, except per share amounts)	2000	1999	Percent Change

Consolidated operating revenues	$773.5	$551.4	40.3
Net income	40.6	32.8	23.8
Basic and diluted earnings per share	$1.53	$1.23	24.4

The primary reasons for the higher income were increases in the electric and gas utility margins and increases in WPS Energy Services' electric and gas margins. A gain on the sale of utility assets at Wisconsin Public Service and tax credits received at WPS Power Development also contributed to higher income. Partially offsetting these factors were increases in operating and interest expenses.

Overview of Utility Operations (Wisconsin Public Service and Upper Peninsula Power)

Revenues and income for our utility operations are shown in the following chart:
	Six Months
Results (Millions)	2000	1999	Percent Change

Electric
Operating revenues	$312.2	$282.8	10.4
Net income	30.3	26.2	15.6

Gas
Operating revenues	$120.2	$102.9	16.8
Net income	9.1	8.9	2.2

                                        -20-

Electric Utility Operations (Wisconsin Public Service and Upper Peninsula Power)

The consolidated electric utility margin represents electric revenue less cost of sales exclusive of intercompany transactions. Our consolidated electric utility margin increased $18.0 million, or 9.4%, primarily due to increased sales at Wisconsin Public Service and recognition of additional revenue in the second year of its 1999-2000 biennial rate period. Wisconsin Public Service implemented a 6.3% Wisconsin retail electric rate increase on January 15, 1999 and received an additional 4.6% Wisconsin retail electric rate increase effective January 1, 2000, primarily to recover additional fuel and purchased power costs for the year. The 2000 electric rate increase also took into account the expected gain on the sale of utility assets.
WPS Resources' Consolidated Electric Utility Results (Thousands)	Six Months
	2000	1999

Revenues	$303,954	$279,318
Fuel and purchased power costs	94,183	87,566
	$209,771	$191,752

Sales in kilowatt-hours	6,132,825	6,133,548

Our consolidated electric utility revenues increased $24.6 million, or 8.8%. Electric utility revenues at Wisconsin Public Service were up 11.0% largely due to the Wisconsin retail electric rate increases and a 3.8% increase in overall kilowatt-hour sales. Electric utility revenues at Upper Peninsula Power were up 5.0% due to a 2.1% increase in overall kilowatt-hour sales.

Our consolidated fuel expense increased $5.1 million, or 9.6%, due to increased production at Wisconsin Public Service's fossil-fueled and combustion turbine generating plants. Generation at the Kewaunee plant decreased 26.2% due to its scheduled outage for refueling and maintenance in the second quarter of 2000. No outage occurred in 1999. The Kewaunee plant was off-line beginning April 22, 2000 and returned to power on June 2, 2000. During the scheduled outage, nuclear generation was replaced with additional fossil fuel and combustion turbine generation and additional purchased power. Our consolidated purchased power expense increased $1.5 million, or 4.3%, due to an 8.7% increase in purchase requirements at Wisconsin Public Service largely as a result of the Kewaunee plant outage. In addition, the cost per kilowatt-hour of power purchases at Wisconsin Public Service increased 11.5% in the first six months of 2000 compared with the first six months of 1999.

Gas Utility Operations (Wisconsin Public Service)

The consolidated gas utility margin represents gas revenues less purchases exclusive of intercompany transactions. The gas utility margin at Wisconsin Public Service increased $1.6 million, or 3.9%, for the first six months of 2000 compared with the first six months of 1999.
Wisconsin Public Service's Gas Utility Results (Thousands)	Six Months
	2000	1999

Revenues	$120,189	$102,855
Purchase costs	76,475	60,777
Margin	$ 43,714	$ 42,078

Volume in therms	382,704	372,080

                                        -21-

Weather continues to be a factor for Wisconsin Public Service's gas operations. Weather was 2.4% colder in the first six months of 2000 than in the same period of 1999; however, weather was 8.1% warmer than normal in 2000. Wisconsin Public Service's gas revenues increased $17.3 million, or 16.9%, as the result of a 2.9% increase in overall therm sales coupled with a 22.3% increase in the average cost of gas.

Wisconsin Public Service's gas purchase costs increased $15.7 million, or 25.8%. This increase resulted from higher gas volumes purchased of 2.9% and a higher average cost of gas.

Other Utility Expenses/Income (Wisconsin Public Service and Upper Peninsula Power)

Other operating and maintenance expenses at Wisconsin Public Service increased $10.4 million, or 10.1%, primarily due to additional customer service expenses, costs associated with the scheduled outage at the Kewaunee plant, and charges for transmission of energy by others.

Higher earnings on the Kewaunee plant's nuclear decommissioning fund resulted in increased other income at Wisconsin Public Service in the first six months of 2000. Due to regulatory practices, this higher income was offset by increased depreciation and decommissioning expense. Other income at Wisconsin Public Service in the first six months of 2000 also included a gain of $3.8 million, or $0.08 per share, on the sale of a combustion turbine which was constructed for Madison Gas and Electric Company. This gain had been considered in the electric rate adjustment which was effective January 1, 2000.

Overview of Nonutility and Nonregulated Operations

Nonutility and nonregulated operations experienced income of $1.2 million in the first six months of 2000 compared with a loss of $2.3 million in the first six months of 1999.

Overview of WPS Energy Services

Revenues at WPS Energy Services were $302.0 million in the first six months of 2000 compared with $162.3 million in the first six months of 1999, an increase of 86.1%. Earnings improved to $1.3 million in the first six months of 2000 compared with a loss of $0.8 million in the same period in 1999. The primary reason for the increase in income was improved electric and gas margins in 2000.

WPS Energy Services' Margins

Gas margins at WPS Energy Services were $5.4 million in the first six months of 2000 compared with $3.7 million in the first six months of 1999. Gas margins were higher largely due to increased sales and improved gas operations. Gas revenues at WPS Energy Services were $289.4 million in the first six months of 2000 compared with $160.1 million in the first six months of 1999, an increase of 80.8%. This increase was the result of additional sales in the wholesale market, general business growth, and higher natural gas prices compared with one year ago.

Electric margins at WPS Energy Services increased $2.6 million in the first six months of 2000 compared with the first six months of 1999. Electric revenues at WPS Energy Services were $11.7 million in the first six months of

                                        -22-

2000 and $1.9 million in the first six months of 1999. This increase in revenue was the result of additional electric sales in Pennsylvania and Maine associated with the WPS Power Development assets that were acquired in the second and fourth quarters of 1999.

WPS Energy Services' total cost of sales was $293.0 million in the first six months of 2000 compared with $158.2 million in the first six months of 1999. This increase included higher natural gas purchases of $127.5 million due to increased sales and higher natural gas prices, and higher electric purchases of $7.3 million primarily due to increased sales.

WPS Energy Services' Other Expenses

Operating expenses at WPS Energy Services increased $1.9 million, or 37.3%, in the first six months of 2000 compared with the same period in 1999 due to greater payroll and other operational costs associated with business expansion.

WPS Energy Services' Price Risk Management Activities

See the discussion at page 19 for information on WPS Energy Services' price risk management activities.

Overview of WPS Power Development

Income at WPS Power Development was $1.3 million in the first six months of 2000 compared with a loss of $1.7 million in the first six months of 1999. The increase in income was primarily due to additional tax credits of approximately $8.3 million received in the first six months of 2000 from the ECO #12 synthetic fuel operation. Production at ECO #12 was higher than anticipated in the first six months of 2000 despite the physical relocation of the project in the second quarter of 2000. The project was moved in order to secure increased production in the future. WPS Power Development is currently working on contractual arrangements in order to begin operation of the facilities in the new location and optimize the value of the project.

In addition, WPS Power Development realized income of $0.9 million in the first quarter of 2000 as a result of an equity contribution in the ECO #12 fuel project by the minority owner. Prior to this transaction, WPS Power Development had been recording 100% of the operating losses of this project because the minority owner's equity had been reduced to zero, but had been allocated only 66.7% of the tax credits. Beginning in 2000, WPS Power Development is receiving 100% of the tax credits and operating results from the project until the minority owner is able to contribute further capital to fund its share of the operating costs.

WPS Power Development experienced an increase of $14.9 million in its margin on operating activities in the first six months of 2000. This increase was largely due to the operation of the electric generation assets acquired in Maine and Canada late in the second quarter of 1999 and Pennsylvania in the fourth quarter of 1999. Other operating expenses at WPS Power Development increased $16.1 million primarily due to increased production at its synthetic fuel operation, the overhaul of generation units at the Sunbury plant in Pennsylvania, and the operation of the electric generation assets acquired in 1999.

                                        -23-

Overview of Other Nonutility and Nonregulated Operations

Other nonutility and nonregulated operations include the activities at Wisconsin Public Service and Upper Peninsula Power that are not regulated and the operations of WPS Resources and WPS Resources Capital as holding companies. Other nonutility and nonregulated operations experienced a loss of $1.3 million in the first six months of 2000 compared with income of $0.2 million in the first six months of 1999. This decrease was primarily due to higher interest expense at WPS Resources holding company due to increased financing to provide capital for nonregulated projects.

FINANCIAL CONDITION - WPS RESOURCES

Investments and Financing

Special common stock dividends of $50.0 million were paid by Wisconsin Public Service to WPS Resources in the first six months of 2000. An equity infusion of $10.0 million was made by WPS Resources to Wisconsin Public Service in the first six months of 2000. These special dividends and equity infusion allowed Wisconsin Public Service's average equity capitalization and its ratio for ratemaking to remain near target levels as established by the Public Service Commission of Wisconsin in its most recent rate order.

Cash requirements exceeded internally generated funds by $37.1 million in the first six months of 2000. Short-term borrowings through commercial paper decreased $34.9 million, however, due mainly to the issuance of $83.7 million of long-term nonrecourse debt related to the Sunbury generation plant. Our pretax interest coverage, including nonrecourse debt, was 2.75 times for the 12 months ended June 30, 2000. See the table below for WPS Resources' credit ratings.
Credit Ratings	Standard & Poor's	Moody's

WPS Resources Corporation Senior unsecured debt Commercial paper Trust preferred securities	AA A1+ A+	Aa3 P1 aa3
WPS Resources Capital Corporation Unsecured debt *	AA	Aa3
Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper	AA+ AA A1+	Aa1 aa2 P1

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

In October 1999, we filed a shelf registration with the Securities and Exchange Commission which allows the issuance of $400.0 million in the aggregate of public long-term debt and common stock. Long-term debt of $150.0 million has been issued under the shelf registration. We repurchased $10.1 million of common stock for our stock option plan and other corporate

                                        -24-

purposes including the our employee stock ownership plan. We may expand our employee stock ownership plan during the next three-year period.

Wisconsin Public Service makes large investments in capital assets. Construction expenditures for Wisconsin Public Service are expected to be approximately $530.0 million in the aggregate for the 2000 through 2002 period. This includes expenditures for the replacement of the Kewaunee plant's steam generators and construction of a proposed transmission line between Weston, Wisconsin and Duluth, Minnesota.

In addition, other capital requirements for Wisconsin Public Service for the three-year period will include contributions of approximately $14.1 million to the Kewaunee plant's decommissioning trust fund.

Upper Peninsula Power is expected to incur construction expenditures of about $22.0 million in the aggregate for the period 2000 through 2002, primarily for electric distribution improvements.

In April 2000, Sunbury Generation, LLC, an indirect subsidiary of WPS Power Development, obtained $83.7 million of nonrecourse financing which is secured by the Sunbury generation plant.

Sunbury Holdings, LLC, a subsidiary of WPS Power Development, expects to finance its proposed $20.7 million purchase of CinCap VI, LLC with internally generated funds from WPS Resources.

Other investment expenditures for nonregulated projects are uncertain. Financing for most nonregulated projects is expected to be obtained through nonrecourse project financing and/or through WPS Resources Capital Corporation.

Electric Reliability

WPS Resources purchased a 50-megawatt fixed-price physical electric energy contract for the months of June, July, and August 2000. The contract allows for the purchase of electricity at a fixed price, and the sale of that electricity at a floating or market-based price shortly before delivery. The contract is intended for earnings protection against summer energy price spikes in the event of a loss of generating units. WPS Energy Services purchased a similar 50-megawatt fixed-price physical electric energy contract for the benefit of WPS Power Development in the event of a loss of generating units at the Sunbury plant.

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

Wisconsin Public Service received an additional rate order in the Wisconsin jurisdiction on December 15, 1999. This order approved a 4.6% electric rate increase primarily to recover additional fuel and purchased power costs for 2000. The electric rate increase also took into account the expected gain on the sale of utility assets. The new rates were implemented on January 1, 2000.

                                        -25-

On June 30, 2000, Wisconsin Public Service filed a biennial rate case application with the Public Service Commission of Wisconsin for the years 2001 and 2002. Wisconsin Public Service requested an 8.9% increase in retail electric rates and a 2.1% increase in retail gas rates for 2001. An additional 2.2% increase in retail electric rates and a 1.5% increase in retail gas rates were requested for 2002. A 12.1% return on equity was requested. The Public Service Commission of Wisconsin is expected to issue a rate order in November of 2000 with new Wisconsin retail rates effective January 1, 2001.

Michigan Electric Utility Restructuring

On June 3, 2000, Michigan enacted a law which provides customer choice in the Michigan electric market. The Michigan Public Service Commission is required to issue orders by January 1, 2002 establishing the rates, terms, and conditions of service that will allow all retail customers to choose their energy supplier. Utilities must file an application to unbundle commercial and industrial rates with the Michigan Public Service Commission by June 3, 2001. After June 3, 2001, the Michigan Public Service Commission may order utilities to file applications to unbundle residential rates.

Kewaunee Nuclear Power Plant

The Kewaunee plant began its scheduled outage for maintenance and refueling on
April 22, 2000 and returned to service on June 2, 2000. The maintenance and refueling proceeded as planned and no significant unexpected repairs were required. The next outage is scheduled for the fall of 2001 when the steam generators will be replaced.

Nuclear Management Company

Wisconsin Public Service, Wisconsin Electric Power Company, Alliant Energy Corporation, and Northern States Power Company formed Nuclear Management Company, LLC to operate each of the member-owned nuclear generation plants. The four utilities own seven nuclear generating units with a combined capacity of approximately 3,700 megawatts.

On May 15, 2000, the Nuclear Regulatory Commission issued an order approving the transfer of the operating license for Wisconsin Public Service's Kewaunee plant to Nuclear Management Company. The transfer became effective on August 7, 2000.

Merger with Wisconsin Fuel and Light Company

On July 13, 2000, we signed a definitive merger agreement with Wisconsin Fuel and Light Company. Under the agreement, Wisconsin Fuel and Light shareholders will receive 1.73 shares of WPS Resources' common stock for each share of Wisconsin Fuel and Light's common stock. The exchange ratio will be adjusted if, at the time of closing the transaction, the market price of WPS Resources' common stock exceeds $33.96 per share or is less than $27.79 per share. The market price is defined as the average of the closing sale prices of WPS Resources' common stock during the ten trading days ending three days immediately preceding the effective date of the merger. The merger is subject to (i) approval by the Wisconsin Fuel and Light shareholders; (ii) approval by the Public Service Commission of Wisconsin; (iii) the Form S-4 Registration Statement being declared effective by the Securities and Exchange Commission; (iv) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (v) receipt of an opinion of

                                        -26-

counsel that the exchange of stock qualifies as a tax-free transaction; and (vi) the satisfaction of various other conditions.

If the majority of the outstanding preferred shareholders of Wisconsin Public Service approve the merger, Wisconsin Fuel and Light will merge into Wisconsin Public Service. Otherwise, Wisconsin Fuel and Light will merge into a subsidiary of WPS Resources, WF&L Acquisition Corporation. WF&L Acquisition will then be dissolved into Wisconsin  Public Service or will sell its business to Wisconsin Public Service. The merger will be accounted for under the purchase method and is expected to be completed in the first quarter of 2001.

Sale of Generation Facility

Wisconsin Public Service constructed an 83-megawatt combustion turbine generation facility for Madison Gas and Electric Company. Ownership of the facility was transferred to Madison Gas and Electric on May 31, 2000.

Acquisition of Generation Facility

On June 21, 2000, Sunbury Holdings, LLC, a subsidiary of WPS Power Development, agreed to purchase CinCap VI, LLC. CinCap is the owner of the 30-megawatt Westwood generation facility located in Pennsylvania. The purchase price of $20.7 million is subject to adjustment depending upon the resolution of issues related to certain tax-exempt refunding bonds. The purchase is expected to be completed in the third quarter of 2000.

American Transmission Company

Wisconsin Public Service, Wisconsin Electric Power, Alliant-Wisconsin Power and Light, Madison Gas and Electric, and Wisconsin Public Power, Inc. are developing the American Transmission Company, LLC. Wisconsin Electric Power and Alliant-Wisconsin Power and Light have made irrevocable commitments to transfer ownership and control of their transmission systems to the American Transmission Company. In addition, Wisconsin Public Power, Inc. and, conditionally Madison Gas and Electric Company have committed to transfer ownership and control of their transmission systems.

Wisconsin Public Service is considering the contribution of the its current transmission assets to the American Transmission Company in exchange for an equity interest.

Transmission Construction

Wisconsin Public Service and Minnesota Power, Inc. proposed to build a 345 kV transmission line from Weston, Wisconsin, to Duluth, Minnesota. The line is expected to provide additional reliability and energy sources for Wisconsin and Upper Michigan. The project is estimated to cost $175.0 million and is expected to be completed by the end of 2003.

Union Negotiations

Wisconsin Public Service and Local No. 310 of the International Union of Operating Engineers AFL-CIO have reached a tentative agreement regarding a new labor contract. The current labor agreement expires on October 28, 2000. A vote on the tentative agreement will be held in September 2000. Wisconsin Public Service has approximately 1,300 employees subject to this labor agreement.

                                        -27-

Proposal to Transfer Generation Assets

Wisconsin Public Service expects to submit a proposal to the Public Service Commission of Wisconsin in August of 2000 related to its generation assets. Wisconsin Public Service is proposing to transfer its wholly-owned electric generating assets to a nonregulated subsidiary. The proposal which will help to promote a competitive electric generation market, calls for long-term contracts back to the utility assuring customers of continuing service and rate protection.

RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

Wisconsin Public Service is a regulated electric and gas utility.  Electric operations accounted for approximately 70% of revenues for the first six months of 2000, while gas operations accounted for 30% of revenues for the first six months of 2000.

Second Quarter 2000 Compared with Second Quarter 1999

Wisconsin Public Service Corporation Overview

Wisconsin Public Service's second quarter 2000 and second quarter 1999 results of operations are shown in the following chart:
Wisconsin Public Service's Results (Millions)	Second Quarter
	2000	1999	Percent Change

Consolidated operating revenues	$183.1	$159.2	15.0
Net income	11.7	10.6	10.4

The primary reasons for the higher income were increases in the electric and gas utility margins and a gain on the sale of utility assets. Partially offsetting these factors were increases in operating and maintenance expenses.

Electric Utility Operations

Wisconsin Public Service's electric utility margin increased $6.2 million, or 7.4%, primarily due to increased sales and recognition of additional revenue in the second year of its 1999-2000 biennial rate period. Wisconsin Public Service received a 4.6% Wisconsin retail electric rate increase effective January 1, 2000, primarily to recover additional fuel and purchased power costs for the year. This electric rate increase also took into account the expected gain on the sale of utility assets.
Wisconsin Public Service's Electric Utility Results (Thousands)	Second Quarter
	2000	1999

Revenues	$139,090	$124,640
Fuel and purchased power costs	47,890	39,689
Margins	$ 91,200	$ 84,951

Sales in kilowatt-hours	2,969,639	2,842,621

Wisconsin Public Service's electric utility revenues increased $14.5 million, or 11.6%, largely due to the 2000 Wisconsin retail electric rate increase and a 4.5% increase in overall kilowatt-hour sales.

                                        -28-

Electric production fuel expense increased $3.3 million, or 12.4%, due to increased production at Wisconsin Public Service's fossil-fueled and combustion turbine generating plants. Generation at the Kewaunee plant decreased 53.5% due to its scheduled outage for refueling and maintenance in the second quarter of 2000. No outage occurred in the second quarter of 1999. The Kewaunee plant was off-line beginning April 22, 2000 and returned to power on June 2, 2000. During the scheduled outage, nuclear generation was replaced with additional fossil fuel and combustion turbine generation and additional purchased power. Purchased power expense increased $4.9 million, or 37.3%, due to a 19.5% increase in purchase requirements largely as a result of the Kewaunee plant outage. In addition, the cost per kilowatt-hour of power purchases increased 14.9% in the second quarter of 2000 compared with the second quarter of 1999.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2.0% from forecasted costs on an annualized basis. Forecasted annual 2000 fuel costs at June 30, 2000 are expected to be within this 2.0% window.

Gas Utility Operations

The gas utility margin represents gas revenues less gas purchases. The gas utility margin at Wisconsin Public Service increased $1.5 million, or 11.1%, for the second quarter of 2000 compared with the second quarter of 1999.
Wisconsin Public Service's Gas Utility Results (Thousands)	Second Quarter
	2000	1999

Revenues	$44,002	$34,556
Purchase costs	28,841	20,906
Margins	$15,161	$13,650

Volume in therms	135,184	121,195

Wisconsin Public Service's gas revenues increased $9.4 million, or 27.3%, as the result of an 11.5% increase in overall therm sales, coupled with a 19.6% increase in the average cost of gas.

Wisconsin Public Service's gas purchase costs increased $7.9 million, or 38.0%. This increase resulted from higher gas volumes purchased of 15.4% and a higher average cost of gas in the second quarter of 2000 compared with the second quarter of 1999. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

Other Utility Expenses/Income

Other operating and maintenance expenses at Wisconsin Public Service increased $6.0 million, or 11.2%, primarily due to increased costs at the Kewaunee plant during its scheduled maintenance outage.

Higher earnings on the Kewaunee plant's nuclear decommissioning fund resulted in increased other income at Wisconsin Public Service in the second quarter of 2000. Due to regulatory practices, this higher income was offset by increased depreciation and decommissioning expense. Other income at Wisconsin Public

                                        -29-

Service in the second quarter of 2000 also included a gain of $3.8 million, or $0.08 per share, on the sale of a combustion turbine which was constructed for Madison Gas and Electric Company. This gain had been considered in the electric rate adjustment which was effective January 1, 2000.

Six Months 2000 Compared with Six Months 1999

Wisconsin Public Service Corporation Overview

Wisconsin Public Service's six months 2000 and six months 1999 results of operations are shown in the following chart:
Wisconsin Public Service's Results (Millions)	Six Months
	2000	1999	Percent Change

Consolidated operating revenues	$400.2	$355.0	12.7
Net income	38.9	34.0	14.4

The primary reasons for the higher income were increases in the electric and gas utility margins and a gain on the sale of utility assets. Partially offsetting these factors were increases in operating and maintenance expenses.

Electric Utility Operations

Wisconsin Public Service's electric utility margin increased $17.3 million, or 10.0%, primarily due to increased sales and recognition of additional revenue in the second year of its 1999-2000 biennial rate period. Wisconsin Public Service implemented a 6.3% Wisconsin retail electric rate increase on January 15, 1999 and received an additional 4.6% Wisconsin retail electric rate increase effective January 1, 2000, primarily to recover additional fuel and purchased power costs for the year. The 2000 electric rate increase also took into account the expected gain on the sale of utility assets.
Wisconsin Public Service's Electric Utility Results (Thousands)	Six Months
	2000	1999

Revenues	$280,010	$252,177
Fuel and purchased power costs	90,032	79,463
Margins	$189,978	$172,714

Sales in kilowatt-hours	6,040,044	5,817,305

Wisconsin Public Service's electric utility revenues increased $27.8 million, or 11.0%, largely due to the 2000 Wisconsin retail electric rate increases and a 3.8% increase in overall kilowatt-hour sales.

Electric production fuel expense increased $4.9 million, or 9.3%, due to increased production at Wisconsin Public Service's fossil-fueled and combustion turbine generating plants. Generation at the Kewaunee plant decreased 26.2% due to its scheduled outage for refueling and maintenance in the second quarter of 2000. No outage occurred in 1999. The Kewaunee plant was off-line beginning April 22, 2000 and returned to power on June 2, 2000. During the scheduled outage, nuclear generation was replaced with additional fossil fuel and combustion turbine generation and additional purchased power. Purchased power expense increased $5.6 million, or 21.2%, due to an 8.7% increase in purchase requirements largely as a result of the Kewaunee plant outage. In addition, the cost per kilowatt-hour of power purchases increased

                                        -30-

11.5% in the first six months of 2000 compared with the first six months of 1999.

Gas Utility Operations

The gas utility margin represents gas revenues less gas purchases. The gas utility margin at Wisconsin Public Service increased $1.6 million, or 3.9%, for the first six months of 2000 compared with the first six months of 1999.
Wisconsin Public Service's Gas Utility Results (Thousands)	Six Months
	2000	1999

Revenues	$120,189	$102,855
Purchase costs	76,475	60,777
Margins	$ 43,714	$ 42,078

Volume in therms	382,704	372,080

Weather continues to be a factor for Wisconsin Public Service's gas operations. Weather was 2.4% colder in the first six months of 2000 than in the same period of 1999; however, weather was 8.1% warmer than normal in 2000. Wisconsin Public Service's gas revenues increased $17.3 million, or 16.9%, as the result of a 2.9% increase in overall therm sales, coupled with a 22.3% increase in the average cost of gas.

Wisconsin Public Service's gas purchase costs increased $15.7 million, or 25.8%. This increase resulted from higher gas volumes purchased of 2.9% and a higher average cost of gas.

Other Utility Expenses/Income

Other operating and maintenance expenses at Wisconsin Public Service increased $10.4 million, or 10.1%, primarily due to additional customer service expenses, charges for transmission of energy by others, and increased costs at the Kewaunee plant during its scheduled outage.

Higher earnings on the Kewaunee plant's nuclear decommissioning fund resulted in increased other income at Wisconsin Public Service in the first six months of 2000. Due to regulatory practices, this higher income was offset by increased depreciation and decommissioning expense. Other income in 2000 also included a gain of $3.8 million, or $0.08 per share, on the sale of a combustion turbine which was constructed for Madison Gas and Electric Company. This gain had been considered in the electric rate adjustment which was effective January 1, 2000.

FINANCIAL CONDITION - WISCONSIN PUBLIC SERVICE

Investments and Financing

Special common stock dividends of $50.0 million were paid by Wisconsin Public Service to WPS Resources in the first six months of 2000. An equity infusion of $10.0 million was made by WPS Resources to Wisconsin Public Service in the first six months of 2000. These special dividends and equity infusion allowed Wisconsin Public Service's average equity capitalization and its ratio for ratemaking to remain near target levels as established by the Public Service Commission of Wisconsin in its most recent rate order.

Internally generated funds exceeded cash requirements in the first six months of 2000 by approximately $35.1 million which includes the $30.0 million sale

                                        -31-

of the combustion turbine. Short-term borrowings increased $5.0 million, however, mainly due to the payment of the special dividends. Pretax interest coverage was 4.70 times for the 12 months ended June 30, 2000. See the table below for Wisconsin Public Service's credit ratings.
Credit Ratings	Standard & Poor's	Moody's

Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper	AA+ AA A1+	Aa1 aa2 P1

See WPS Resources' management discussion at page 24 for additional information regarding Wisconsin Public Service's financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

WPS Resources has potential market risk exposure related to interest rate risk, equity return and principal preservation risk, and commodity price risk. There currently is no material exposure due to foreign currency risk. Our exposure to interest rate risk relates primarily to ongoing short-term financing and a long-term nonrecourse debt financing at one of our indirect subsidiaries. Exposure to equity return and principal preservation risk results from various debt and equity security investments in our employee benefits trusts and decommissioning trusts. Exposure to commodity price risk exists with respect to the cost of coal, uranium, electricity, natural gas, and fuel oil. Much of the price risk exposure related to these fuel costs is recoverable through customer rates.

Interest Rate Risk

WPS Resources generally issues commercial paper, subject to varying interest rates, for short-term borrowing. The fluctuation of interest rates will have an impact on interest expense related to this short-term borrowing. The amount of commercial paper outstanding is generally 5% to 10% of the outstanding capital of WPS Resources. Based on total capitalization as of June 30, 2000, 5% would be approximately $65.0 million of commercial paper. A change in interest rates of 100 basis points would affect annual interest expense by $0.7 million.

Sunbury Generation, LLC, an indirect subsidiary of WPS Resources, obtained an $83.7 million variable rate nonrecourse loan in 2000. Sunbury Generation, LLC has fixed the interest rate for 50% of the amount of the loan through the purchase of an interest rate swap. WPS Resources currently does not employ any other interest rate swaps.

Mid-American Power, LLC, an indirect subsidiary of WPS Resources, currently has outstanding an $11.4 million variable rate loan. The interest rate, which is tied to 90-day Treasury security yields was 7.13% on June 30, 2000. The interest rate is adjusted quarterly.

                                        -32-

Equity Return and Principal Preservation Risk

WPS Resources currently funds its liabilities related to employee benefits and nuclear decommissioning through various trusts. These trusts hold investments in debt and equity securities. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. Although the pension liability is adequately funded and under normal market conditions future required contributions to the plan are unlikely, changes in the market value of investments could impact future contributions for health care benefits and decommissioning costs. All decommissioning costs and most of the employee benefit costs relate to the regulated entities of Wisconsin Public Service and Upper Peninsula Power. The majority of these costs are reflected in rates and, therefore, any equity return and principal preservation risk on these assets would be mitigated.

At June 30, 2000, the fair value of assets exposed to potential equity return and principal preservation risk was:
Pension	$ 672,273,748
Other postretirement benefits	156,968,383
Nuclear decommissioning	236,290,788
Total	$1,065,532,919

Commodity Price Risk

Exposure to commodity price risk exists with respect to the cost of coal, uranium, electricity, natural gas, and fuel oil. Much of the price risk exposure related to these fuel costs is recoverable through customer rates.

WPS Resources and its affiliates utilize various types of financial instruments that may qualify as derivatives to reduce market risk associated with changing prices of natural gas and electricity.

Currently, we believe such activities in our regulated subsidiaries are immaterial. In addition, the fuel cost adjustments and purchase gas cost adjustment mechanisms in Wisconsin's regulatory environment should mitigate many of these costs and benefits. For additional information on the regulated subsidiaries' activities in this area, please see Note 3 entitled Price Risk Management Activities on page 14.

The nonregulated subsidiaries of WPS Resources also use various derivative instruments to reduce market risk associated with potential changes in prices of natural gas and electricity. For additional information on these activities, see the discussion entitled Price Risk Management Activities on page 19.

                                        -33-

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the 2000 WPS Resources Annual Meeting of Shareholders on May 11, 2000,
Michael S. Ariens, Kathryn M. Hasselblad-Pascale, and Larry L. Weyers were re-elected to three-year terms on the Board of Directors. The vote was:
	Class C Directors - Term Expiring in 2003

	Michael S. Ariens	Kathryn Hasselblad-Pascale	Larry L. Weyers

Votes For	23,115,308	23,138,768	23,119,780
Votes Withheld	475,344	451,884	470,872
Not Voted	3,006,970	3,006,970	3,006,970
Total Shares Outstanding	26,597,622	26,597,622	26,597,622

Election of Directors requires a plurality of the votes cast at a meeting of common stockholders at which a quorum is present.

The continuing Board members are:
Class A Directors Term Expires in 2001	Class B Directors Term Expires in 2002

Richard A. Bemis Clarence R. Fisher Robert C. Gallagher	A. Dean Arganbright James L. Kemerling John C. Meng

Item 5. Other Information

MidWest ISO ("Independent System Operator")

The MidWest ISO is an organization of 13 utility companies formed to coordinate the operation of transmission assets in the Midwest region of the United States.  The organization will provide access to a large regional transmission system in an effort to coordinate the operation and planning of the transmission system, address transmission pricing issues, and maintain and improve system reliability and security.

Wisconsin Public Service Corporation applied to join the MidWest ISO on June 30, 2000. Wisconsin Public Service has filed with the Federal Energy Regulatory Commission and the Public Service Commission of Wisconsin requesting approval to participate in the MidWest ISO. Upper Peninsula Power Company also plans to apply to participate in the Midwest ISO. Wisconsin Public Service has since received approval from the MidWest ISO and the Federal Energy Regulatory Commission to join the MidWest ISO. Authorization from the Public Service Commission of Wisconsin is pending.

American Transmission Company

1999 Wisconsin Act 9 required the formation of a transmission company that could own electric transmission facilities throughout Eastern Wisconsin initially, with the ability to expand to neighboring states. Act 9 does not require any utility to join the transmission company. The Act only requires a transfer of utility transmission assets as a condition of granting relief to a public utility holding company from the asset cap related to nonutility investments. Wisconsin Public Service and four other regional energy companies are working to create this transmission company, called the American Transmission Company, LLC, which will be the nation's first

                                        -34-

for-profit electric transmission company. The five companies working to develop the American Transmission Company are Alliant-Wisconsin Power and Light, Madison Gas and Electric, Wisconsin Electric Power, Wisconsin Public Power, and Wisconsin Public Service. Wisconsin Electric Power and Alliant-Wisconsin Power and Light have made irrevocable commitments to transfer ownership and control of their transmission systems to the American Transmission Company. In addition, Wisconsin Public Power, Inc. and, conditionally Madison Gas and Electric Company have committed to transfer ownership and control of their transmission systems.

Wisconsin Public Service is considering the contribution of its existing transmission assets to the American Transmission Company in exchange for an equity interest.

Nuclear Power Plant Outage

The Kewaunee Nuclear Power Plant began its scheduled outage for refueling and maintenance on April 22, 2000 and returned to service on June 2, 2000. The maintenance and refueling proceeded as planned with no significant unexpected repairs required. The plant is currently operating at 93% capacity.

Nuclear Management Company

Northern States Power Company, Wisconsin Electric Power Company, Alliant Energy Corporation, and Wisconsin Public Service have formed the Nuclear Management Company, LLC to operate each of the member-owned nuclear plants. The four utilities own and operate seven nuclear generating units at five locations for a combined generating capacity of approximately 3,700 megawatts.

Nuclear Management Company was formed to sustain long-term safety, optimize reliability, and improve the operational performance of the individual nuclear generating plants. Overall plant operations will continue to be staffed by the same plant personnel. Initially, the utilities will continue to own their respective plants, be entitled to energy generated at the plants, and retain the financial obligations for their safe operation, maintenance, and decommissioning.

On May 15, 2000, the Nuclear Regulatory Commission issued an order approving the transfer of the operating license for the Kewaunee Nuclear Power Plant to the Nuclear Management Company. The transfer became effective on August 7, 2000. Operation of the Kewaunee plant will be directed by the management of Nuclear Management Company. All non-union employees at the Kewaunee plant are expected to be transferred to the Nuclear Management Company on January 1, 2001.

Michigan Electric Utility Restructuring

On June 3, 2000, Michigan enacted a law to provide customer choice in the Michigan electric markets. The law requires the Michigan Public Service Commission to issue orders, by January 1, 2002, establishing the rates, terms, and conditions of service that will allow all retail customers to purchase energy from their supplier of choice. The Michigan Commission will also establish a Code of Conduct to be applicable to all electric utilities serving customers in the state of Michigan. Utilities are required to file an application with the Michigan Commission, by June 3, 2001, to unbundle commercial and industrial rates separately identifying rates for power supply, transmission, distribution and ancillary services. After June 3, 2001, the Michigan Commission may order utilities to file applications to unbundle residential rates. The Michigan Commission retains the authority to establish rates for electric utilities.

                                        -35-

Merger of Wisconsin Fuel and Light

On July 13, 2000, an Agreement and Plan of Merger among WPS Resources, Wisconsin Public Service Corporation, and Wisconsin Fuel and Light Company was approved by the Board of Directors of each company.

Wisconsin Fuel and Light is a natural gas utility serving approximately 50,000 customers in the general areas of Wausau and Manitowoc, Wisconsin. In 1999, Wisconsin Fuel and Light had $43.8 million in revenues and $2.1 million in net income. Wisconsin Fuel and Light has over 1,100 miles of gas mains and approximately 120 employees.

The transaction will be structured as a tax-free merger. Under the agreement, shareholders of Wisconsin Fuel and Light are expected to receive 1.73 shares of WPS Resources' common stock for each share of Wisconsin Fuel and Light common stock they own. The exchange ratio will be adjusted if, at the time of closing the transaction, the market price of WPS Resources' common stock exceeds $33.96 per share or is less than $27.79 per share. The market price, for this purpose is defined as the average of the closing sale prices of a share of WPS Resources' common stock during the ten trading days ending three days immediately preceding the effective time of the merger. All Wisconsin Fuel and Light $100 par value preferred stock will be converted to cash at $103 per share plus any accrued dividend at the time of closing.

The June 30, 2000 closing price for WPS Resources' common stock was $30.0625. At the close of business on June 30, 2000, Wisconsin Fuel and Light had 1,019,620 shares of common stock issued and outstanding.

The merger remains subject to:

  Approval by the common and preferred shareholders of Wisconsin Fuel and Light,
  Approval by the Public Service Commission of Wisconsin,
  The Form S-4 Registration Statement being declared effective by the Securities and Exchange Commission,
  The expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976,
  Receipt of an opinion of counsel that the exchange of stock qualifies as a tax-free transaction, and
  The satisfaction of certain other conditions.

The transaction is expected to be completed in the first quarter of 2001.

Generation Facility

On May 31, 2000, Wisconsin Public Service transferred ownership of an 83-megawatt generation facility constructed by Wisconsin Public Service for Madison Gas and Electric. The natural gas and oil-fired simple cycle facility is located at the Wisconsin Public Service West Marinette site.  Under terms of the agreement with Madison Gas and Electric, the unit was to be delivered on June 1, 2000. The sale of the unit produced a gain of $3.8 million for Wisconsin Public Service Corporation in the second quarter of 2000.

                                        -36-

Acquisition

On June 21, 2000, Sunbury Holdings, LLC, a wholly-owned subsidiary of WPS Power Development, agreed to purchase 100% of CinCap VI, LLC. CinCap is the owner of the Westwood Generating Station located in Schuylkill County, Pennsylvania. The purchase price of $20.7 million is subject to adjustment contingent upon the resolution of issues related to certain tax-exempt refunding bonds and closing of the transaction by July 31, 2000. The purchase price is reduced by $22,000 for each day after July 31, 2000 until the transaction is closed. The transaction was not closed as of July 31, 2000.

The 30-megawatt generating station is located in Pennsylvania, about 30 miles from the Sunbury generation facility owned by Sunbury Generation, LLC, a wholly-owned subsidiary of Sunbury Holdings. The facility is fueled with waste anthracite coal. CinCap VI owns an 11 to 12-year supply of waste anthracite coal with additional sources in the surrounding area. Power marketing and dispatch of the plant will be provided by WPS Energy Services. The purchase of CinCap VI, LLC is expected to be completed in the third quarter of 2000.

Union Negotiations

Wisconsin Public Service and Local No. 310 of the International Union of Operating Engineers AFL-CIO have reached a tentative agreement regarding a new labor contract. The current labor agreement expires on October 28, 2000. A vote on the tentative agreement will be held in September 2000. Wisconsin Public Service has approximately 1,300 employees subject to this labor agreement.

Benefit Plan Changes

Effective January 1, 2001, WPS Resources is implementing a new benefits program for its non-union employees. The traditional defined benefit pension plan will be replaced by a pension equity plan design. Employees will be provided the option of a lump sum distribution based on a percentage of final average pay and their length of service. In addition, WPS Resources will provide non-union employees up to a 5% match in company stock for their participation in the company sponsored non-union 401(k) plan. Currently, WPS Resources provides 100% paid post-retirement medical and dental insurance. Effective with these plan changes, any non-union employee retiring after December 31, 2000 will be provided access to our group-sponsored health insurance plan. These employees will be required to pay a premium to the plan to obtain coverage. The level of the premium is designed to fully cover the costs of the plan in the future.

Dividends

On July 13, 2000, the Board of Directors of WPS Resources declared a dividend of 51-1/2 cents per share on common stock payable on September 20, 2000 to shareholders of record August 31, 2000. This is an increase of one cent per share over the preceding quarter.

                                        -37-

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            The following documents are attached as exhibits:

              Exhibit 27  Financial Data
                                                          WPS Resources Corporation
                                                          Wisconsin Public Service Corporation

        (b) Report on Form 8-K

            A Form 8-K was filed on May 30, 2000 to report
            WPS Resources and Wisconsin Fuel and Light Company reached an agreement to merge Wisconsin Fuel and Light Company with a wholly-owned subsidiary of WPS Resources.

                                        -38-

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant,
WPS Resources Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               WPS Resources Corporation

Date: August 9, 2000                                /s/ Diane L. Ford
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
                                        -39-

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Wisconsin Public Service Corporation

Date: August 9, 2000                                 /s/ Diane L. Ford
                                               _________________________________
                                                          Diane L. Ford
                                                   Vice President-Controller

                                                 (Duly Authorized Officer and
                                                   Chief Accounting Officer)
                                        -40-

WPS RESOURCES CORPORATION AND
WISCONSIN PUBLIC SERVICE CORPORATION
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2000

Exhibit No.                 Description

    27             Financial Data Schedule
                      WPS Resources Corporation
                      Wisconsin Public Service Corporation
                                        -41-