Form 10-K/A
period 2000-12-31
WISCONSIN PUBLIC SERVICE CORP
filed 2001-03-30
CIK 107833

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
AMENDMENT 1

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________
Commission File Number	Registrant; State of Incorporation Address; and Telephone Number	IRS Employer Identification No.

1-3016	WISCONSIN PUBLIC SERVICE CORPORATION (A Wisconsin Corporation) 700 North Adams Street P. O. Box 19001 Green Bay, WI 54307-9001 800-450-7260
39-0715160

Securities registered pursuant to Section 12(g) of the Act:
WISCONSIN PUBLIC SERVICE CORPORATION

Preferred Stock, Cumulative, $100 par value

5.00% Series 5.04% Series	5.08% Series 6.76% Series

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

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant.

WISCONSIN PUBLIC SERVICE CORPORATION	None

Number of shares outstanding of each class of common stock, as of December 31, 2000

WISCONSIN PUBLIC SERVICE CORPORATION	Common Stock, $4 par value, 23,896,962 shares. WPS Resources Corporation is the sole holder of Wisconsin Public Service Corporation Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Definitive proxy statement for the WPS Resources Corporation Annual Meeting of Shareholders on May 3, 2001 is incorporated into Parts I and III.

This Amendment 1 to the Form 10-K for Wisconsin Public Service Corporation for the fiscal year ended December 31, 2000 includes revised Compensation Schedules under Item 11 Executive Compensation, a revised schedule reporting beneficial ownership of WPS Resources Corporation common stock under Item 12, and additional disclosure under Item 13 regarding relationships and certain transfers.

ITEM 11. EXECUTIVE COMPENSATION

WISCONSIN PUBLIC SERVICE CORPORATION

Summary Compensation Table

This table shows cash and other compensation paid to or earned by each of the Named Executive Officers for the last three fiscal years. Named Executive Officers include the Chief Executive Officer and the next four most highly compensated executive officers for 2000.
Long-Term Compensation
Annual Compensation					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
		($) (2)	($)	($) (3)	($)	(#)	($)	($) (4)
Larry L. Weyers Chairman, and CEO	2000 1999 1998	346,066 404,167 393,214	5,319 2,376 0	15,186 10,031 9,390	0 0 0	74,840 136,000 0	0 0 0	345,714 130,098 46,893
Patrick D. Schrickel President and Chief Operating Officer	2000 1999 1998	271,018 253,282 239,389	75,766 27,935 0	14,881 9,830 9,201	0 0 0	27,550 56,000 0	0 0 0	48,098 36,657 17,367
Daniel P. Bittner Senior Vice President and Chief Financial Officer	2000 1999 1998	162,236 154,068 151,735	6,287 4,970 0	10,510 6,943 6,499	0 0 0	4,064 22,000 0	0 0 0	127,777 98,509 63,213
Charles A. Schrock Senior Vice President Energy Supply (1)	2000 1999 1998	197,843 177,971 146,774	12,742 31,502 0	518 342 320	0 0 0	0 22,000 0	0 0 0	45,585 6,023 6,243
Bernard J. Treml Vice President - Human Resources	2000 1999 1998	141,720 135,801 133,470	42,812 25,900 0	3,351 2,214 2,072	0 0 0	6,200 22,000 0	0 0 0	17,189 15,839 16,631

(1) Left the employment of Wisconsin Public Service effective November 26, 2000.

(2) In addition to base salary, these amounts include Elective Deferred Compensation in the Reserve Account, and Mandatory Deferred Compensation.

(3) These amounts reflect Above-Market Earnings on Elective Deferred Compensation. Perquisites for the Chief Executive Officer and the four Named Executive Officers were less than $50,000 or 10% of the total of salary and bonus for the year and, accordingly, are not listed.

(4) All Other Compensation as reported in the table above is:
Name and Title	Year	Contributions to Employee Stock Ownership Plan ($)	Above Market Earnings on Mandatory Deferred Compensation ($)	Elective Deferred Compensation in the Stock Account ($)
Larry L. Weyers Director, Chairman and CEO	2000 1999 1998	3,122 2,496 3,140	5,261 3,475 3,253	337,331 124,127 40,500
Patrick D. Schrickel President and Chief Operating Officer	2000 1999 1998	3,138 1,377 1,662	6,420 4,241 3,970	38,540 31,039 11,735
Daniel P. Bittner Senior Vice President and Chief Financial Officer	2000 1999 1998	2,733 2,412 2,863	5,335 3,524 3,299	119,709 92,573 57,051
Charles A. Schrock Senior Vice President Energy Supply	2000 1999 1998	3,071 2,580 2,836	2,487 1,643 1,538	40,027 1,800 1,869
Bernard J. Treml Vice President - Human Resources	2000 1999 1998	2,838 2,285 2,715	2,351 1,554 1,454	12,000 12,000 12,462

Individual employment and severance agreements exist with each of the officers of Wisconsin Public Service Corporation listed in the Summary Compensation Table above, with the exception of Mr. Schrock, who is no longer employed by Wisconsin Public Service. The agreements are intended to retain the services of these officers in the event of a change in control of WPS Resources. Each agreement entitles the officer to a continuation of salary and benefits for a maximum period of three years after a change in control. Each employment and severance agreement also provides a cash termination payment should there be a termination of the officer's employment after a change of control or in anticipation of a change in control. Generally, total termination payments provided are not to exceed the present value of 2.99 times the executive's average annual salary including annual bonuses for the five years immediately preceding a change of control. Certain executives including some of the Named Executive Officers may receive termination payments in excess of 2.99 times average annual salary. The termination payments replace all other severance payments to which the executive may be entitled under current severance agreements.

Option Grants to Named Executives in Last Fiscal Year
Individual Grants
Name	Number of securities underlying Options/SARs granted	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date	Grant date present value $
(a)	(b)	(c)	(d)	(e)	(f)
Larry L. Weyers	74,840	36.08%	$34.750	12/14/2010	$327,051
Patrick D. Schrickel	27,550	13.28%	$34.750	12/14/2010	$120,394
Daniel P. Bittner	4,064	1.96%	$34.750	12/14/2010	$ 17,760
Charles A. Schrock	0	0.0%	$34.750
Bernard J. Treml	6,200	2.99%	$34.750	12/14/2010	$27,094

All options, for WPS Resources common stock, reported above were granted in 2000 and will vest at a rate of 25% per year beginning on December 14, 2001 and ending on December 14, 2004. The year-end closing price of WPS Resources stock was $36.81. There were no stock appreciation rights granted to any employee in 2000.

The grant date present value in column (f) is based on an option value of $4.37 per option. This value was calculated using the standard Black-Scholes Model. For purposes of determining the value of these options the following assumptions were made:

Annual dividend yield	5.93%
Volatility	20.40%
Risk free rate of return	5.23%
Time of exercise	10 years

The annual dividend yield was based on a dividend of $2.06 per share and a stock price of $34.750 on the date of grant. The risk free rate of return equals the interest rate on 10-year treasuries on December 14, 2000. Due to the lack of experience with the plan the time of exercise was assumed to be the maximum exercise period of the options. Expected volatility is based on the monthly price of WPS Resources common stock over the three years prior to December 14, 2000.

Aggregated Options in Last Fiscal Year and FY-End Option Values
			Number of securities underlying unexercised options/SARs at fiscal year end	Value of unexercised in-the-money options/SARs at fiscal year end
			(#)	($)
Name	Shares acquired on exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
(a)	(b)	(c)	(d)	(e)
Larry L. Weyers	0	0	34,000/176,840	235,790/861,540
Patrick D. Schrickel	0	0	14,000/69,550	97,090/348,023
Daniel P. Bittner	0	0	5,500/20,564	38,143/122,799
Charles A. Schrock	0	0	5,500/16,500	38,143/122,799
Bernard J. Treml	0	0	5,500/22,700	38,143/127,200

There were no SARs granted to any employees.

Pension Compensation for the Named Executive Officers is:
Name and Title	2000 Pension Compensation ($)	Years of Service
Larry L. Weyers Director, Chairman and CEO	561,751	15
Patrick D. Schrickel President and Chief Operating Officer	331,884	35
Daniel P. Bittner Senior Vice President and Chief Financial Officer	263,772	36
Charles A. Schrock Senior Vice President Energy Supply	231,849	22
Bernard J. Treml Vice President - Human Resources	180,173	29

Additional information required under Item 11 regarding compensation paid by Wisconsin Public Service Corporation to its Chief Executive Officer and its other executive officers can be found in the WPS Resources March 19, 2001 Proxy Statement, which is incorporated by reference as if fully set forth herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

WISCONSIN PUBLIC SERVICE CORPORATION

Ownership of Voting Securities

All of the common stock of Wisconsin Public Service is held by WPS Resources. Information concerning the security holdings of WPS Resources management can be found in its March 19, 2001 Proxy Statement, which is incorporated by reference as if fully set forth herein. Listed in the following table are the shares of WPS Resources' common stock owned by the executive officers listed in the Summary Compensation Table and all directors of Wisconsin Public Service, as well as the number of shares owned by the directors and officers as a group as of January 1, 2001.

This table indicates the $1 Par Value WPS Resources Common Stock and Stock Options the officers and directors of Wisconsin Public Service own as of January 1, 2001. We believe that the following table is an accurate representation of beneficial owners of more than 5% of any class of our securities. The table is based upon reports on Schedules 13G filed with the Securities and Exchange Commission and other information believed to be reliable.
		Amount and Nature of Shares Beneficially Owned January 1, 2001
Name and Title		Aggregate Number of Shares Beneficially Owned (9)	Number of Shares Subject to Stock Options	Percent of Shares
A. Dean Arganbright Director		6,010
3,000
				*
Michael S. Ariens Director	(1)	12,455
3,000
				*
Richard A. Bemis Director		9,189	3,000	*
Clarence R. Fisher Director President and CEO Upper Peninsula Power Company	(2)	18,298	22,817	*
Robert C. Gallagher Director		12,714	3,000	*
Kathryn M. Hasselblad-Pascale Director	(3)	8,309	3,000	*
James L. Kemerling Director	(4)	5,834	3,000	*
John C. Meng Director	(5)	13,721	3,000	*
Larry L. Weyers Director Chairman, President, and CEO WPS Resources Corporation		89,705	210,840	*
Patrick D. Schrickel Executive Vice President WPS Resources Corporation	(6)	37,089	83,550	*
Daniel P. Bittner Senior Vice President and Chief Financial Officer WPS Resources Corporation	(7)	31,929	26,064	*
Charles A. Schrock Senior Vice President Energy Supply		14,734	22,000	*
Bernard J. Treml Vice President - Human Resources		18,618	28,200	*
All 20 directors and officers as a group	(8)	350,403	535,403	1.3%

* Less than 1% of WPS Resources outstanding shares of common stock

None of the persons listed beneficially owns shares of any other class of our equity securities, except Mr. Arganbright's spouse who owns 10 shares of Wisconsin Public Service Preferred Stock 5% Series ($100 par value).

  Includes 3,326 shares held by M&M Ariens, Inc.
  Includes 5,516 shares held in joint tenancy.
  Includes 2,187 shares owned by spouse.
  Includes 800 shares held in an individual retirement account.
  Includes 10,000 shares held in joint tenancy.
  Includes 200 shares held as custodian for children.
  Includes 617 shares held in joint tenancy.
  Includes 16,497 shares held in joint tenancy and 240 shares held as custodian for children.
  Aggregate Number of Shares Beneficially Owned includes shares of common stock held in the Employee Stock Ownership Plan and Trust, the Wisconsin Public Service Corporation Deferred Compensation Trust, and all stock options which are exercisable within six months of December 31, 2000. Each director or officer has sole voting and investment power with respect to the shares reported, unless otherwise noted. No voting or investment power exists related to the stock options reported until exercised.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSFERS

WISCONSIN PUBLIC SERVICE CORPORATION

Wisconsin Public Services both provides services, property and other things of value to, and receives services, property and other things of value from, its parent WPS Resources and other subsidiaries of WPS Resources. All such transactions are made pursuant to a master affiliated interest agreement approved by the Public Service Commission of Wisconsin. The agreement provides that Wisconsin Public Service receives payment equal to the higher of its cost or fair value for services and property and other things of value which Wisconsin Public Service provides to WPS Resources or its other nonregulated subsidiaries, and Wisconsin Public Service makes payments equal to the lower of the provider's cost or fair value for property, services and other things of value which WPS Resources or its other nonregulated subsidiaries provide to Wisconsin Public Service. The agreement further provides that any services, property, or other things of value provided to or from Wisconsin Public Service to or for any other regulated subsidiary of WPS Resources be provided at cost. Modification or amendment to the master agreement requires the approval of the Public Service Commission of Wisconsin.

Except as noted in the preceding paragraph, there have been no transactions since the beginning of fiscal year 2000, or any currently proposed transaction, or series of similar transactions, to which Wisconsin Public Service or any of its subsidiaries was or is to be party to in which the amount exceeds $60,000 and in which any director or executive officer, any nominee for election as a director, any security holder owning of record or beneficially more than 5% of the Common Stock of WPS Resources or of Wisconsin Public Service, or any member of the immediate family of any of the foregoing persons had or will have a direct material interest.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WISCONSIN PUBLIC SERVICE CORPORATION (Registrant)

Larry L. Weyers Chairman and Chief Executive Officer Wisconsin Public Service Corporation	By: /s/ Barth J. Wolf Barth J. Wolf, Attorney-in-fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity

/s/ Ralph G. Baeten Ralph G. Baeten	Principal Financial Officer

/s/ Diane L. Ford Diane L. Ford	Principal Accounting Officer

Larry L. Weyers Chairman, President, Principal) Executive Officer and Director)
A. Dean Arganbright	Director)
Michael S. Ariens	Director)
Richard A. Bemis	Director)
Robert C. Gallagher	Director)
Kathryn M. Hasselblad-Pascale	Director)
James L. Kemerling	Director)
John C. Meng	Director)

Date: March 30, 2001