Form 10-Q
period 2002-06-30
WISCONSIN PUBLIC SERVICE CORP; WPS RESOURCES CORP
filed 2002-08-13
CIK 107833, 916863

______________________________________________________________________________
______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

WPS Resources Corporation	Yes [x] No [ ]
Wisconsin Public Service Corporation	Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:
WPS RESOURCES CORPORATION	Common stock, $1 par value, 31,737,921 shares outstanding at July 31, 2002

WISCONSIN PUBLIC SERVICE CORPORATION	Common stock, $4 par value, 23,896,962 shares outstanding at July 31, 2002

______________________________________________________________________________
______________________________________________________________________________

Forwarding-Looking Statements

Except for historical data and statements of current fact, the information contained or incorporated by reference in this document constitutes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Any references to plans, goals, beliefs or expectations in respect to future events and conditions or to estimates are forward-looking statements. Although we believe that statements of our expectations are based on reasonable assumptions, forward-looking statements are inherently uncertain and subject to risks and should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements included or incorporated in this document include, but are not limited to statements regarding:
  expectations regarding future revenues,
  estimated future capital expenditures,
  expected costs of purchased power in the future,
  costs of decommissioning nuclear generating plants,
  recovery of deferred costs,
  future cleanup costs associated with manufactured gas plant sites, and statements in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding trends or estimates.

We cannot predict the course of future events or anticipate the interaction of multiple factors beyond our control and their effect on revenues, project timing, and costs. Some risk factors that could cause results different from any forward-looking statement include:
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
  Weather and other natural phenomena
  Commodity price and interest rate risk
  Acts of terrorism

We make no commitment to disclose any revisions to the forward-looking statements as a result of facts, events or circumstances after the date of this report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions, except share amounts)	2002	2001	2002	2001

Nonregulated revenue	$347.6	$369.7	$740.1	$1,040.1
Utility revenue	231.8	207.4	510.6	534.5
Total revenues	579.4	577.1	1,250.7	1,574.6

Nonregulated cost of fuel, gas, and purchased power	325.3	353.7	694.0	1,016.8
Utility cost of fuel, gas, and purchased power	88.1	81.7	204.0	266.3
Operating and maintenance expense	112.0	93.2	217.3	178.1
Depreciation and decommissioning expense	22.6	20.3	48.7	39.5
Taxes other than income	9.8	9.0	20.0	17.9
Operating income	21.6	19.2	66.7	56.0

Miscellaneous income	18.0	3.0	23.7	6.8
Interest expense	(14.0)	(13.4)	(28.0)	(27.8)
Distributions - preferred securities of subsidiary trust	(0.9)	(0.9)	(1.8)	(1.8)
Other income (expense)	3.1	(11.3)	(6.1)	(22.8)

Income before taxes	24.7	7.9	60.6	33.2
Income tax provision (benefit)	2.2	(4.6)	9.2	(3.6)
Net income before preferred dividends	22.5	12.5	51.4	36.8

Preferred stock dividends of subsidiary	0.8	0.8	1.6	1.6
Income available for common shareholders	$21.7	$11.7	$49.8	$35.2

Average shares of common stock	31.7	28.6	31.6	27.5
Earnings per common share
Basic	$0.68	$0.41	$1.58	$1.28
Diluted	$0.68	$0.41	$1.57	$1.28
Dividends per common share	$0.525	$0.515	$1.050	$1.030

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)	June 30	December 31
(Millions)	2002	2001

Assets
Cash and cash equivalents	$18.9	$43.9
Restricted funds	10.0	21.3
Accounts receivable - net of reserves of $7.0 and $5.0, respectively	207.9	248.0
Accrued unbilled revenues	28.3	56.5
Inventories	102.3	102.5
Current portion of assets from risk management activities	269.6	336.0
Other current assets	89.7	61.5
Current assets	726.7	869.7

Property, plant, and equipment - net of reserves of $1,798.1 and $1,762.4, respectively	1,570.1	1,463.6
Regulatory assets	66.2	91.0
Long-term assets from risk management activities	115.8	151.4
Other	297.6	294.3
Total assets	$2,776.4	$2,870.0

Liabilities and Shareholders' Equity
Short-term debt	$49.6	$46.2
Current portion of long-term debt	70.8	56.6
Accounts payable	300.6	334.6
Current portion of liabilities from risk management activities	266.9	294.2
Other current liabilities	59.5	69.4
Current liabilities	747.4	801.0

Long-term debt	710.2	727.8
Deferred income taxes	83.7	69.5
Deferred investment tax credits	20.2	21.0
Regulatory liabilities	60.7	78.4
Environmental remediation liabilities	43.0	45.0
Benefit obligations	52.6	53.6
Long-term liabilities from risk management activities	112.9	145.7
Other	95.1	111.0
Long-term liabilities	1,178.4	1,252.0

Commitments and contingencies	-	-

Company-obligated mandatorily redeemable trust preferred
securities of subsidiary trust holding solely
WPS Resources 7.00% subordinated debentures	50.0	50.0
Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	749.5	715.9
Total liabilities and shareholders' equity	$2,776.4	$2,870.0

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(Millions)	2002	2001
Operating Activities
Net income before preferred dividends	$51.4	$36.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and decommissioning	48.7	39.5
Gain on nuclear decommissioning trust	(1.8)	(1.7)
Deferred income taxes and investment tax credit	13.8	(6.0)
Unrealized gains and losses on nonregulated energy contracts	11.5	(7.3)
Other	10.8	18.4
Changes in working capital
Receivables	40.1	115.0
Inventories	16.2	(6.4)
Other current assets	(0.9)	42.4
Accounts payable	(34.3)	(139.9)
Other current liabilities	(5.2)	(34.4)
Net cash operating activities	150.3	56.4

Investing Activities
Capital expenditures	(160.8)	(97.8)
Return of capital from equity method investment	-	42.3
Dividends received from equity method investment	3.9	-
Sale of assets	0.2	0.1
Decommissioning funding	(1.3)	(1.3)
Other	(12.3)	(3.4)
Net cash investing activities	(170.3)	(60.1)

Financing Activities
Short-term debt - net	14.7	20.2
Issuance of long-term debt	0.2	30.0
Repayment of long-term debt and capital lease	(3.6)	(6.1)
Payment of dividends
Preferred stock	(1.6)	(1.6)
Common stock	(33.1)	(28.2)
Issuance of common stock	18.2	9.5
Purchase of common stock	(1.1)	(0.6)
Redemption of obligations acquired in purchase business combination	-	(15.8)
Other	1.3	0.1
Net cash financing activities	(5.0)	7.5
Change in cash and cash equivalents	(25.0)	3.8
Cash and cash equivalents at beginning of period	43.9	12.8
Cash and cash equivalents at end of period	$18.9	$16.6

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME	Three Months Ended		Six Months Ended
AND COMPREHENSIVE INCOME (Unaudited)	June 30		June 30
(Millions)	2002	2001	2002	2001

Operating revenues
Electric	$163.5	$145.8	$325.2	$298.0
Gas	57.9	51.6	165.6	214.1
Total operating revenues	221.4	197.4	490.8	512.1
Operating expenses
Electric production fuels	28.2	27.0	56.1	60.6
Purchased power	24.0	21.9	42.9	41.6
Gas purchased for resale	35.7	32.7	103.9	164.3
Other operating expenses	63.5	49.9	124.0	98.3
Maintenance	20.2	17.9	38.8	32.2
Depreciation and decommissioning	18.7	16.8	41.6	32.5
Federal income taxes	4.0	5.5	15.9	17.0
Investment tax credit restored	(0.4)	(0.4)	(0.8)	(0.8)
State income taxes	0.7	1.0	3.7	3.8
Gross receipts tax and other	8.4	7.9	16.8	15.8
Total operating expense	203.0	180.2	442.9	465.3
Operating income	18.4	17.2	47.9	46.8
Other income and (deductions)
Allowance for equity funds used during construction	0.9	0.5	1.5	0.9
Other, net	1.6	4.0	7.2	7.8
Income taxes	(1.8)	(0.4)	(2.2)	(1.3)
Total other income	0.7	4.1	6.5	7.4
Income before interest expense	19.1	21.3	54.4	54.2
Interest expense
Interest on long-term debt	7.0	5.5	13.9	10.9
Other interest	1.9	2.3	3.8	5.0
Allowance for borrowed funds used during construction	(0.4)	(0.5)	(0.6)	(1.0)
Total interest expense	8.5	7.3	17.1	14.9
Minority interest	(0.2)	-	(0.8)	-
Net income	10.4	14.0	36.5	39.3
Preferred stock dividend requirements	0.8	0.8	1.6	1.6
Earnings on common stock	9.6	13.2	34.9	37.7
Other comprehensive income	-	-	-	-
Comprehensive income	$9.6	$13.2	$34.9	$37.7

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)	June 30	December 31
(Millions)	2002	2001
ASSETS

Utility plant
Electric	$1,792.7	$1,748.5
Gas	410.7	392.6
Property under capital lease	74.1	74.1
Total	2,277.5	2,215.2
Less - Accumulated depreciation and decommissioning	1,443.5	1,419.0
Total	834.0	796.2
Nuclear decommissioning trusts	296.8	311.3
Construction in progress	75.7	53.9
Nuclear fuel, less accumulated amortization	20.8	24.9
Net utility plant	1,227.3	1,186.3

Current assets
Cash and equivalents	5.1	9.9
Customer and other receivables, net of reserves of $3.5 for both periods	73.4	85.7
Accrued utility revenues	19.8	40.9
Fossil fuel, at average cost	14.8	15.1
Gas in storage, at average cost	19.9	33.6
Materials and supplies, at average cost	25.8	23.7
Assets from risk management	3.3	5.0
Prepayments and other	46.4	24.3
Total current assets	208.5	238.2

Regulatory assets	64.3	89.0
Pension assets	84.2	84.3
Goodwill	35.4	35.4
Investments and other assets	98.2	97.7
Total	$1,717.9	$1,730.9

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$699.4	$710.6
Preferred stock with no mandatory redemption	51.2	51.2
Capital lease obligation	71.7	72.1
Long-term debt to parent	13.0	13.1
Long-term debt	330.2	330.4
Total capitalization	1,165.5	1,177.4

Current liabilities
Current portion of long-term debt and capital lease obligation	50.9	50.9
Note payable	10.0	10.0
Accounts payable	88.5	73.0
Accrued interest and taxes	9.9	20.0
Other	21.4	15.6
Total current liabilities	180.7	169.5

Long-term liabilities and deferred credits
Accumulated deferred income taxes	125.1	116.6
Accumulated deferred investment tax credits	18.8	19.6
Regulatory liabilities	53.0	70.7
Environmental remediation liability	41.5	43.4
Postretirement liabilities	52.6	53.6
Other long-term liabilities	80.7	80.1
Total long-term liabilities and deferred credits	371.7	384.0

Commitments and contingencies	-	-
Total	$1,717.9	$1,730.9

The accompany condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)	June 30	December 31
(Millions, except share amounts)	2002	2001

Common stock equity
Common stock	$95.6	$95.6
Premium on capital stock	350.7	364.6
Retained earnings	253.1	250.4
Total common stock equity	699.4	710.6

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized with no mandatory redemption -

Series Shares Outstanding
5.00% 132,000	13.2	13.2
5.04% 30,000	3.0	3.0
5.08% 50,000	5.0	5.0
6.76% 150,000	15.0	15.0
6.88% 150,000	15.0	15.0
Total preferred stock	51.2	51.2

Capital lease obligation	72.6	73.0
Current portion	(0.9)	(0.9)
Net capital lease obligation	71.7	72.1

Long-term debt to parent
Series Year Due
8.76% 2015	5.4	5.4
7.35% 2016	7.6	7.7
Total long-term debt to parent	13.0	13.1

Long-term debt
First mortgage bonds
Series Year Due
7.30% 2002	50.0	50.0
6.80% 2003	50.0	50.0
6.125% 2005	9.1	9.1
6.90% 2013	22.0	22.0
7.125% 2023	50.0	50.0
Senior notes
Series Year Due
6.08% 2028	50.0	50.0
6.125% 2011	150.0	150.0
Total	381.1	381.1
Unamortized discount and premium on bonds, net	(0.9)	(0.7)
Total first mortgage bonds	380.2	380.4
Current portion	(50.0)	(50.0)
Total long-term debt	330.2	330.4
Total capitalization	$1,165.5	$1,177.4

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(Millions)	2002	2001

Cash flows from operating activities:
Net income	$36.5	$39.3

Adjustments to reconcile net income to net cash from
operating activities -
Depreciation and decommissioning	41.6	32.5
Gain on nuclear decommissioning trust	(1.8)	(1.7)
Amortization of nuclear fuel and other	16.5	6.6
Deferred income taxes	8.0	1.6
Investment tax credit restored	(0.8)	(0.8)
Allowance for equity funds used during construction	(1.5)	(0.9)
Equity income, net of minority interest	(5.0)	(4.3)
Pension income	0.1	(2.4)
Postretirement funding	3.0	8.5
Other, net	7.6	(1.7)
Changes in -
Customer and other receivables	12.3	9.6
Accrued utility revenues	21.1	34.6
Fossil fuel inventory	0.3	(3.9)
Gas in storage	13.7	(9.5)
Miscellaneous assets	(25.0)	(8.5)
Accounts payable	15.5	(30.8)
Miscellaneous current and accrued liabilities	(5.0)	(3.1)
Accrued taxes and interest	(10.1)	(4.1)
Net cash operating activities	127.0	61.0

Cash flows from investing activities:
Construction of utility plant and nuclear fuel expenditures	(83.7)	(77.3)
Decommissioning funding	(1.3)	(1.3)
Dividends received from equity method investment	2.5	-
Return of capital on equity method investment	-	32.3
Other	0.2	(1.1)
Net cash investing activities	(82.3)	(47.4)

Cash flows from financing activities:
Repayment of long-term debt and capital lease	(0.7)	(0.5)
Short-term debt - net	-	2.0
Redemption of obligations acquired in purchase business combination	-	(15.8)
Equity contributions from parent	15.0	40.0
Preferred stock dividends	(1.6)	(1.6)
Dividends to parent	(32.0)	(30.0)
Equity withdrawal by parent	(30.0)	(10.0)
Other	(0.2)	-
Net cash financing activities	(49.5)	(15.9)
Change in cash and equivalents	(4.8)	(2.3)
Cash and equivalents at beginning of period	9.9	4.4
Cash and equivalents at end of period	$5.1	$2.1

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION AND SUBSIDIARIES
WISCONSIN PUBLIC SERVICE CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002

NOTE 1. FINANCIAL INFORMATION

We have prepared the consolidated financial statements of WPS Resources Corporation and Wisconsin Public Service Corporation under the rules and regulations of the Securities and Exchange Commission. These financial statements have not been audited. Management believes that these financial statements include all normal recurring adjustments which are necessary for a fair presentation of the financial results for each period shown. Certain items from a prior period have been reclassified to conform with the current year presentation. We have condensed or omitted certain financial information and footnote disclosures normally included in our Annual Report on Form 10-K. We believe that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read along with the financial statements and notes included with our Annual Report on Form 10-K for the year ended December 31, 2001.

Because of the seasonal nature of utility operations, the results reported for the periods presented may not be representative of annual results.

NOTE 2. CASH AND EQUIVALENTS

We consider short-term investments with an original maturity of three months or less to be cash equivalents.

(Millions)	Six Months Ended June 30
WPS Resources
2002
2001
Cash paid for interest
$24.5
$33.6
Cash paid for income taxes
$26.2
$10.8

Wisconsin Public Service
Cash paid for interest
$13.1
$12.2
Cash paid for income taxes
$23.7
$29.0

There were no noncash investing and financing activities during the first six months of 2002 at WPS Resources or Wisconsin Public Service.

The following noncash investing and financing activities occurred in the first six months of 2001 at WPS Resources, Wisconsin Public Service, and Upper Peninsula Power Company:

Wisconsin Public Service and Upper Peninsula Power made investments in American Transmission Company, LLC with the exchange of $93.5 million of electric utility transmission assets net of accumulated depreciation for an approximate 15.1% equity interest in American Transmission Company and a $42.3 million return of capital as shown on the Consolidated Statements of Cash Flows. Wisconsin Public Service contributed $71.3 million of the total $93.5 million of electric utility transmission assets net of accumulated depreciation. Of the total return of capital, Wisconsin Public Service received $32.3 million. As a result of the investment, Wisconsin Public Service received an approximate 11.6% equity interest in American Transmission Company.

As a result of the merger of Wisconsin Fuel and Light Company into Wisconsin Public Service, Wisconsin Public Service acquired the assets and assumed the liabilities of Wisconsin Fuel and Light in exchange for 1.8 million shares of WPS Resources common stock. In connection with the merger, WPS Resources contributed $54.8 million of additional paid in capital to Wisconsin Public Service.

NOTE 3. RISK MANAGEMENT ACTIVITIES

On January 1, 2001, WPS Resources adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Statement No. 133 establishes accounting and financial reporting standards for derivative instruments, such as forward contracts, futures, and options, and related hedging activities. Statement No. 133 requires, in part, that we recognize all derivative instruments on the balance sheet as assets or liabilities at their fair value. Subsequent changes in fair value of the derivatives are to be recorded currently in earnings unless certain hedge accounting criteria are met or if the derivatives are subject to the provisions of Statement No. 71, "Accounting for the Effects of Certain Types of Regulation."

WPS Resources has concluded that the majority of its contracts do not meet the definition of a derivative as defined by Statement No. 133. Therefore, at June 30, 2002, most of its contracts are not subject to the accounting requirements of this statement, as amended.

Wisconsin Public Service has entered into a limited number of commodity contracts to service its customers that meet the definition of a derivative under Statement No. 133. These contracts are primarily natural gas purchase agreements and also include electric purchase and sale contracts. Management believes any gains or losses resulting from the eventual settlement of these contracts will be collected from or refunded to customers. Therefore, the derivative amounts to be recorded as a result of these contracts are offset with a corresponding regulatory asset or liability pursuant to Statement No. 71. As of June 30, 2002, we have recorded an Asset from Risk Management Activities and a Regulatory Liability of $3.3 million related to these Wisconsin Public Service contracts. The Asset from Risk Management Activities and Regulatory Liability related to the Wisconsin Public Service contracts at December 31, 2001 was $5.0 million.

WPS Resources' nonregulated segments have also entered into a limited number of contracts that meet the definition of a derivative under Statement No. 133. One of these contracts is an interest rate swap that is used to fix the interest rate for the full term of a variable rate loan that is due in March 2018. In accordance with Statement No. 133, management has designated this contract as a cash flow hedge. At June 30, 2002, we have recorded a Liability from Risk Management Activities of $7.0 million related to this swap. At December 31, 2001, we had recorded a Liability from Risk Management Activities of $4.5 million. Because the swap was determined to be 100% effective, we offset these liabilities with charges to Other Comprehensive Income, net of deferred taxes. We did not exclude any component of the derivative instrument's loss from the assessment of hedge effectiveness.

WPS Resources and its subsidiaries hold a limited number of other derivative instruments. The effect on the balance sheet and income statement for these contracts at June 30, 2002 was not significant.

WPS Energy Services, Inc. uses derivative financial and commodity instruments to reduce market risk associated with changing prices of natural gas and electricity sold at firm prices to its customers. WPS Energy Services also utilizes these instruments to manage market risk associated with trading activities. WPS Energy Services marks its energy contracts and related financial instruments to fair value in accordance with Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." As such, the impact of Statement No. 133 on WPS Energy Services was not significant. The majority of WPS Resources' assets and liabilities from risk management activities are the result of WPS Energy Services' mark-to-market activities under Issue 98-10.

WPS Energy Services measures the fair value of contracts, including NYMEX exchange and over-the-counter contracts, natural gas options, natural gas and electric power physical fixed price contracts, basis contracts, and related financial instruments on a mark-to-market basis using risk management systems. The primary input for natural gas pricing is the settled forward price curve of the NYMEX exchange, which includes spreads, contracts, and options. Basis pricing is derived from published indices and documented broker quotes. WPS Energy Services also bases electric prices on published indices and documented broker quotes.

NOTE 4. LONG-TERM DEBT
(Millions)		June 30 2002	December 31 2001
Capital lease obligation - Wisconsin Public Service		$ 72.6	$ 73.0
Less: Current portion		(0.9)	(0.9)
Long-term capital lease obligation		71.7	72.1

First mortgage bonds - Wisconsin Public Service
Series	Year Due
7.30%	2002	50.0	50.0
6.80%	2003	50.0	50.0
6.125%	2005	9.1	9.1
6.90%	2013	22.0	22.0
7.125%	2023	50.0	50.0

Senior notes - Wisconsin Public Service
Series	Year Due
6.08%	2028	50.0	50.0
6.125%	2011	150.0	150.0

First mortgage bonds - Upper Peninsula Power
Series	Year Due
7.94%	2003	15.0	15.0
10.0%	2008	2.1	2.1
9.32%	2021	18.0	18.0

Unsecured senior notes - WPS Resources
Series	Year Due
7.00%	2009	150.0	150.0

Term loans - nonrecourse, secured by nonregulated assets		93.2	95.8
Tax exempt bonds		27.0	27.0
Notes payable to bank, secured by nonregulated plant		20.1	20.3
Senior secured note		3.2	3.3
Total		709.7	712.6
Unamortized discount and premium on bonds and debt		(1.3)	(1.2)
Total long-term debt		708.4	711.4
Less current portion		(69.9)	(55.7)
Net long-term debt		638.5	655.7
Total long-term debt and capital lease obligation		$710.2	$727.8

NOTE 5. INCOME TAXES

WPS Resources' income tax expense and effective income tax rate for the six months ended June 30, 2002 was $9.2 million and 15.2%, respectively, compared to a tax benefit of $3.6 million and 10.7% for the same period in 2001.  The primary reasons for the change were the effect of lower Section 29 tax credits and higher income before taxes in 2002.

NOTE 6. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires the reporting of comprehensive income in addition to income available for common shareholders. Total comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. Total comprehensive income includes income available for common shareholders, unrealized gains and losses on securities classified as available-for-sale, changes in the fair value of interest rate swaps, and foreign currency translation adjustments. WPS Resources' total comprehensive income is:
	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2002	2001	2002	2001
Income available for common shareholders	21.7	11.7	49.8	35.2
Cash flow hedge (loss)	(1.9)	(2.3)	(1.5)	(2.3)
Total comprehensive income	19.8	9.4	48.3	32.9

NOTE 7. COMMITMENTS AND CONTINGENCIES

We have reviewed the status of our commitments and contingencies and believe the only material changes from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2001, relate to the sale of a portion of WPS Power Development's interest in its synthetic fuel operation, the request for additional information by the United States Environmental Protection Agency, and the signed definitive agreements with Calpine Corporation as discussed below. See WPS Resources' Notes to Consolidated Financial Statements Note 14--Commitments and Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2001 for specific details.

Sale of a portion of ECO Coal Pelletization #12

In November 2001, WPS Power Development, Inc., through its subsidiary, ECO Coal Pelletization #12, entered into a transaction with a subsidiary of a public company resulting in ECO #12 selling its synthetic fuel producing machinery to a newly-formed entity in exchange for cash and a one-third ownership interest in the newly-formed entity. This transaction was subject to certain contingencies, and the buyer was granted related rescission rights and put options. One of those rescission rights related to the receipt of a Private Letter Ruling from the Internal Revenue Service. In April 2002, a favorable Private Letter Ruling was issued to the buyer that satisfied one of those contingencies and eliminated the related rescission right. With the receipt of the Private Letter Ruling, WPS Power Development recorded $16.7 million of the deferred pre-tax gain associated with this sale in the second quarter of 2002. We expect that the remainder of the deferred gain will be recognized in 2002 and 2003, as the remaining contingencies expire.

Concurrent with the sale of a portion of this project, WPS Power Development bought out the interest of its previous partner in the ECO #12 project. The actual payments to this former partner are contingent upon the same provisions referred to above. As a result, $21.3 million was originally placed in escrow at the time of the sale and will be released proportionately as the respective rescission rights and put options expire. Due to certain contingencies expiring and the favorable Private Letter Ruling, $11.3 million of the escrowed amount was released to the former partner during the second quarter of 2002, resulting in $10.0 million remaining in escrow.

Environmental

In November of 1999, the United States Environmental Protection Agency announced the commencement of a Clean Air Act enforcement initiative targeting the utility industry. This initiative resulted in the issuance of several notices of violation/finding of violations and the filing of lawsuits against utilities. In these enforcement proceedings the Environmental Protection Agency claims that the utilities made modifications to the coal fired boilers and related equipment at the utilities' electric generating stations without first obtaining appropriate permits under the Environmental Protection Agency's pre-construction permit program and without installing appropriate air pollution control equipment. In addition, the Environmental Protection Agency is also claiming, in certain situations, that there were violations of the Clean Air Act's "new source performance standards." In these matters the Environmental Protection Agency is seeking penalties and the installation of pollution control equipment.

In December of 2000 Wisconsin Public Service received from the Environmental Protection Agency a request for information under Section 114 of the Clean Air Act. The Environmental Protection Agency sought information and documents relating to work performed on the coal fired boilers located at the Pulliam and Weston electric generating stations of Wisconsin Public Service. Wisconsin Public Service filed a response with the Environmental Protection Agency in early 2001.

On May 22, 2002, Wisconsin Public Service received a follow-up request from the Environmental Protection Agency seeking additional information regarding specific boiler related work performed at Pulliam Units 3, 5 and 7, as well as information on Wisconsin Public Service's life extension program for Pulliam Units 3-8 and Weston Units 1 and 2. Wisconsin Public Service made an initial response to the Environmental Protection Agency's follow-up information request on June 12, 2002, and filed a final response on June 27, 2002.

In 2000 and 2002 Wisconsin Power and Light Company received a similar series of Environmental Protection Agency information requests relating to work performed on certain coal fired boilers and related equipment at the Columbia generating station (a facility located in Portage, Wisconsin jointly owned by Wisconsin Power and Light, Madison Gas & Electric, and Wisconsin Public Service). Wisconsin Power and Light is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility. Wisconsin Power and Light filed its most recent response for the Columbia facility on July 12, 2002.

Depending upon the results of the Environmental Protection Agency's review of the information, the Environmental Protection Agency may issue a "notice of violation" or "finding of violation" asserting that a violation of the Clean Air Act occurred, seek additional information from Wisconsin Public Service and/or third parties who have information relating to the boilers, or close out the investigation. To date, the Environmental Protection Agency has not responded to the filings made by Wisconsin Public Service and Wisconsin Power and Light.

In response to the Environmental Protection Agency's Clean Air Act enforcement initiative several utilities have elected to settle with the Environmental Protection Agency, while others are in litigation. In general, those utilities that have settled have entered into consent decrees which require the companies to pay fines and penalties, undertake supplemental environmental projects and either upgrade or replace pollution controls at existing generating units or shutdown existing units and replace these units with new electric generating facilities. Several of the settlements involve multiple facilities.

Definitive Agreements

On July 2, 2002, Wisconsin Public Service signed definitive agreements with Calpine Corporation to:
  purchase its 180-megawatt De Pere Energy Center,
  terminate the existing purchase power agreement associated with the plant, and enter into a new 10-year purchase power agreement with Calpine for up to 235 megawatts of capacity and energy from its proposed plant in central Wisconsin.

Wisconsin Public Service will pay approximately $120.4 million for the De Pere Energy Center and the termination of the existing purchased power agreement. The transaction is subject to certain regulatory approvals including that of the Public Service Commission of Wisconsin. The Commission's approval is anticipated in the fourth quarter of 2002.

NOTE 8. EARNINGS PER SHARE

Common stock shares, $1 par value	June 30 2002	December 31 2001
Total shares issued, 200,000,000 shares authorized	31,790,727	31,496,296
Treasury stock	83,537	307,052
Average cost of treasury shares	$22.31	$25.17
Shares in deferred compensation trust	160,141	135,995
Average cost of deferred compensation trust shares	$32.11	$30.67

Earnings per share is computed by dividing net income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the exercise and/or conversion of all potentially dilutive securities. Such dilutive items include in-the-money stock options. The calculation of diluted earnings per share for the periods shown excludes some stock option plan shares that had an anti-dilutive effect. The following table reconciles the computation of basic and diluted earnings per share:
	Three Months Ended June 30		Six Months Ended June 30
Reconciliation of Earnings Per Share (Millions, except per share amounts)	2002	2001	2002	2001

Net income available to common shareholders	$21.7	$11.7	$49.8	$35.2
Basic weighted average shares	31.7	28.6	31.6	27.5
Incremental issuable shares	0.2	-	0.1	0.1

Diluted weighted average shares	31.9	28.6	31.7	27.6
Basic earnings per common share	$0.68	$0.41	$1.58	$1.28
Diluted earnings per common share	$0.68	$0.41	$1.57	$1.28

NOTE 9. SEGMENTS OF BUSINESS

We manage our reportable segments separately due to their different operating and regulatory environments. Our utility business segments are the regulated electric utility operations of Wisconsin Public Service and Upper Peninsula Power Company and the regulated gas utility operations of Wisconsin Public Service. Our other reportable segments include WPS Energy Services and WPS Power Development. WPS Energy Services is a diversified energy supply and services company. WPS Power Development is an electric generation asset development and operating company. The Holding Company and Other segment includes the operations of WPS Resources and WPS Resources Capital Corporation as holding companies and the nonutility activities at Wisconsin Public Service and Upper Peninsula Power.

The table below presents summary information pertaining to our operations segmented by lines of business.
	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric	Gas	Total Utility	WPS Energy Services	WPS Power Development	Holding Company & Other	Reconciling Eliminations	WPS Resources Consolidated

Quarter Ended June 30, 2002
Operating revenues	$178.8	$ 57.9	$236.7	$317.9	$34.7	$0.3	$(10.2)	$ 579.4
Net income (loss)	8.0	0.4	8.4	1.6	12.0	(0.3)	-	21.7

Quarter Ended June 30, 2001
Operating revenues	$161.0	$51.6	$212.6	$338.9	$34.5	$0.3	$ (9.2)	$ 577.1
Net income (loss)	11.5	0.2	11.7	2.0	0.1	(2.1)	-	11.7

Six Months Ended June 30, 2002
Operating revenues	$356.0	$165.6	$521.6	$686.4	$61.3	$0.6	$(19.2)	$1,250.7
Net income (loss)	22.4	11.7	34.1	6.2	11.6	(2.1)	-	49.8

Six Months Ended June 30, 2001
Operating revenues	$330.7	$214.1	$544.8	$973.1	$76.2	$0.6	$(20.1)	$1,574.6
Net income (loss)	26.1	9.0	35.1	2.2	1.7	(3.8)	-	35.2

NOTE 10. NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement applies to all entities with legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and/or normal operation of a long-lived asset. An asset retirement obligation should be recognized when it meets the definition of a liability and be measured at fair value. In addition to our obligation to decommission our share of the Kewaunee Nuclear Plant, we are reviewing our other long-lived assets to determine if we have additional legal obligations associated with their retirements. The requirements of this statement will be effective for WPS Resources on January 1, 2003.

The Financial Accounting Standards Board established the Emerging Issues Task Force in 1984 to assist the Board in improving financial reporting through the timely identification, discussion, and resolution of financial issues within the framework of existing authoritative literature. Consensus of the Task Force on an emerging issue is considered a generally accepted accounting principle. In June 2002, the Emerging Issues Task Force discussed and reached a consensus on some issues under Emerging Issues Task Force Issue 02-03, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." One of the issues on which consensus was reached requires that revenues related to energy trading contracts be presented net of related expenses. The consensus also requires reclassification of revenues and expenses related to energy trading contracts for all previous periods shown in the financial statements that were reported according to Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Under the accounting guidance of Issue 98-10, revenues related to energy trading contracts may be presented gross of related expenses.

WPS Resources, following the guidance of Issue 98-10, was recording WPS Energy Services' revenues and expenses related to energy trading contracts on separate lines of the consolidated statements of income. Therefore, revenues are expected to decrease substantially as a result of implementing Issue 02-03. WPS Resources has not yet determined the impact of this requirement on its financial statements. The requirements of Issue 02-03 are effective for WPS Resources' financial statements for the period ending September 30, 2002.

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS

Wisconsin Public Service recorded goodwill related to its merger with Wisconsin Fuel and Light in April of 2001. On January 1, 2002, WPS Resources adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and amortization of the goodwill was discontinued. There was no impairment of goodwill upon adoption of Statement No. 142. Wisconsin Public Service has elected to perform its annual impairment test during the second quarter of each year. There was no impairment in the second quarter of 2002. WPS Resources has not recorded any additional goodwill.

NOTE 12. ACQUISITIONS

On May 31, 2002, WPS Power Development acquired CH Resources, Inc. from Central Hudson Energy Services, Inc. CH Resources owns three power plants and associated assets with a combined capacity of 257 megawatts located in upstate New York. The initial purchase price was approximately $59 million, which includes an estimated working capital adjustment to be finalized in the third quarter of 2002. The corporate name of CH Resources, Inc. was changed to WPS Empire State, Inc.

The operations of WPS Empire State are included in the financial statements presented for WPS Resources for all periods beginning June 1, 2002, but do not have a material impact.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - WPS RESOURCES CORPORATION

WPS Resources Corporation is a holding company. Our wholly-owned subsidiaries include two regulated utilities, Wisconsin Public Service Corporation and Upper Peninsula Power Company. Another wholly-owned subsidiary, WPS Resources Capital Corporation, is a holding company for our nonregulated businesses, including WPS Energy Services, Inc. and WPS Power Development, Inc.

Second Quarter 2002 Compared with Second Quarter 2001

WPS Resources Overview

WPS Resources' second quarter 2002 and second quarter 2001 results of operations are shown in the following chart:

WPS Resources' Results (Millions, except per share amounts)	Second Quarter
	2002	2001	Change

Consolidated operating revenues	$579.4	$577.1	-
Income available for common shareholders	21.7	11.7	85%
Basic and diluted earnings per share	$0.68	$0.41	66%

Income increased $10.0 million primarily due to recognition of a portion of the deferred gain on WPS Power Development's 2001 sale of part of its synthetic fuel operation. Increased margins were experienced by most business segments but were offset by increased operating and depreciation expenses. Electric and gas utility margins at Wisconsin Public Service were impacted positively by a Public Service Commission of Wisconsin interim rate order that was effective January 1, 2002 authorizing a 10.3% increase in Wisconsin retail electric rates and a 4.7% increase in Wisconsin retail natural gas rates. In late June 2002, Wisconsin Public Service received a final 2002 rate order which authorized a 10.9% increase in Wisconsin retail electric rates and a 3.9% increase in Wisconsin retail natural gas rates. The final order authorized a lower retail natural gas rate increase than was approved in the interim order resulting in a $0.4 million refund to Wisconsin Public Service's natural gas customers.

Overview of Utility Operations

Utility operations include the electric utility operations at Wisconsin Public Service and Upper Peninsula Power and the gas utility operations at Wisconsin Public Service. Net income from electric utility operations was $8.0 million in the second quarter of 2002 compared with $11.5 million in the second quarter of 2001. Although electric utility margins increased in the second quarter of 2002 compared with the second quarter of 2001, our higher electric sales volumes and the sales mix by customer class did not generate enough increase in revenue to cover the increase in electric utility operating expenses. As a result, electric utility net income decreased 30%. Net income from gas utility operations was $0.4 million in the second quarter of 2002 compared with $0.2 million in the same period of 2001.

Electric Utility Operations

The consolidated electric utility margin represents electric revenue less fuel and purchased power costs exclusive of intercompany transactions. Our consolidated electric utility margin increased $14.4 million, or 13%. The electric utility margin increased due to the Wisconsin retail electric rate increase at Wisconsin Public Service and higher overall electric utility sales volumes.

WPS Resources' Consolidated Electric Utility Results (Millions)	Second Quarter
	2002	2001

Revenues	$174.0	$155.9
Fuel and purchased power costs	52.7	49.0
Margins	$121.3	$106.9

Sales in kilowatt-hours	3,245,666	3,023,950

Our consolidated electric utility revenues increased $18.1 million, or 12%, in the second quarter of 2002 as the result of the electric rate increase and a 7% increase in overall sales volumes at Wisconsin Public Service. Sales volumes were up 26% for lower margin, wholesale customers while sales to higher margin customers increased only 5% for residential customers and only 3% for commercial and industrial customers. Sales volumes were affected favorably by the weather. The second quarter cooling season in 2002 was 18% warmer than the cooling season in the second quarter of 2001, and 22% warmer than normal. The 2002 second quarter heating season was 35% colder than the heating season during the same period in 2001, and 14% colder than normal. Due to lagging economic recovery, however, we have not seen the sales growth to higher margin commercial and industrial customers that we had anticipated.

Increased purchased power expenses and higher fuel costs for power generation were due to weather impacts and a change in generation mix at Wisconsin Public Service.

Our consolidated fuel expense for generation plants increased $1.3 million, or 5%. Generation from Wisconsin Public Service's combustion turbine plants increased 77% and nuclear power generation increased 35%. Fuel costs for combustion turbine generation are generally more expensive than for coal generation while fuel costs for nuclear power generation are generally less expensive than fuel costs for either coal or combustion turbine generation. Increased nuclear power generation is a result of Wisconsin Public Service acquiring an additional ownership interest in the Kewaunee Nuclear Power Plant in the third quarter of 2001.

Our consolidated purchased power expense increased $2.4 million, or 11%, as a result of a 10% increase in volumes purchased at both Upper Peninsula Power and Wisconsin Public Service in the second quarter of 2002. Purchased volumes increased due to higher demand and a major planned maintenance outage at the Columbia Energy Center which Wisconsin Public Service owns jointly with Wisconsin Power and Light Company. Wisconsin Public Service owns 31.8% of the Columbia plant.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. We continue to monitor where our projected costs fall within this range and are evaluating the potential for filing a Wisconsin retail rate increase request which would be effective for the remainder of 2002.

Gas Utility Operations

The consolidated gas utility margin represents gas revenues less purchases exclusive of intercompany transactions. Effective April 1, 2001, the gas utility margin at Wisconsin Public Service includes the merged Wisconsin Fuel and Light operations.

Wisconsin Public Service's Gas Utility Results (Millions)	Second Quarter
	2002	2001

Revenues	$57.9	$51.6
Purchase costs	35.7	32.7
Margins	$22.2	$18.9

Throughput in therms	168,266	148,107

An increase in overall natural gas throughput volumes of 14% and the Wisconsin retail natural gas rate increase resulted in a higher gas utility margin of $3.3 million, or 17%, in the second quarter of 2002. Gas throughput volumes were affected favorably by the weather. The heating season in the second quarter of 2002 was 35% colder than the heating season during the same period in 2001, and 14% colder than normal.

Wisconsin Public Service's gas revenues increased $6.3 million as the result of the natural gas rate increase and increased throughput volumes.

Wisconsin Public Service's gas purchase costs increased $3.0 million due to increased throughput volumes. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

Other Utility Expenses/Income

Utility operation and maintenance expenses increased $16.9 million due to increased expenses at the Kewaunee plant as a result of Wisconsin Public Service acquiring additional ownership interest in the plant, higher transmission expenses associated with American Transmission Company, LLC, higher postretirement medical expenses, and increased demand-side management (energy conservation) expenses.

Utility depreciation and decommissioning expense increased $1.3 million. Plant asset depreciation expense at Wisconsin Public Service increased $3.9 million largely due to additional plant assets at Wisconsin Public Service including its interest in the new steam generators at the Kewaunee plant and an increased ownership interest in Kewaunee plant assets. Lower depreciation expense related to decommissioning earnings of $2.4 million partially offset the increased plant asset depreciation.

Utility miscellaneous income decreased $2.5 million primarily as the result of lower earnings on Wisconsin Public Service's nuclear decommissioning trust assets. Due to regulatory practice, a decrease in earnings on the trust assets is largely offset by decreased depreciation expense.

Overview of Nonregulated Operations

Nonregulated operations consist of natural gas, electric, and other sales at WPS Energy Services, a diversified energy supply and services company, and the operations of WPS Power Development, an electric generation asset development company.

WPS Energy Services' net income was $1.6 million in the second quarter of 2002 compared with $2.0 million in the same period of 2001. WPS Power Development had net income of $12.0 million in the second quarter of 2002 compared with net income of $0.1 million in the second quarter of 2001. WPS Development's increase in net income in the second quarter of 2002 was largely due to recognition of an after-tax gain of approximately $10 million related to the deferred gain on the 2001 sale of part of its synthetic fuel operation.

Overview of WPS Energy Services

WPS Energy Services' principal business involves nonregulated gas sales. In addition, nonregulated electric sales have become an important factor in the growth of WPS Energy Services. Revenues at WPS Energy Services were $317.9 million in the second quarter of 2002 compared with $338.9 million in the second quarter of 2001. Revenues decreased at WPS Energy Services largely as the result of the lower cost for natural gas in the second quarter of 2002 compared with the cost in the same period in 2001.

WPS Energy Services' Margins

WPS Energy Services' Gas Results (Millions)	Second Quarter
	2002	2001

Nonregulated gas revenues	$259.7	$300.7
Nonregulated gas cost of sales	252.0	297.6
Margins	$ 7.7	$ 3.1

The nonregulated gas margin at WPS Energy Services increased $4.6 million due to increased retail sales volumes and better management of its retail gas procurement and volume risk processes. Gas revenues decreased as the result of lower natural gas prices in the second quarter of 2002 than in the second quarter of 2001.

WPS Energy Services' Electric Results (Millions)	Second Quarter
	2002	2001

Nonregulated electric sales	$57.4	$37.1
Nonregulated electric cost of sales	56.2	32.2
Margins	$ 1.2	$ 4.9

Nonregulated electric sales at WPS Energy Services increased $20.3 million, but the nonregulated electric margin decreased $3.7 million. The decrease in electric margin was due to WPS Energy Services' sale of reserved peak demand energy in a depressed market caused by reduced retail customer demand and a decrease in new wholesale transactions.

WPS Energy Services' Other Expenses

Operating expenses at WPS Energy Services increased $1.5 million in the second quarter of 2002 compared with the second quarter of 2001 due to costs associated with business expansion, higher write-offs of uncollectible accounts, and operation of its gas storage facility which became commercially operational in the first quarter of 2002.

Overview of WPS Power Development

Revenues at WPS Power Development increased $0.2 million in the second quarter of 2002 compared with the second quarter of 2001. Even though revenues were relatively flat, there were significant shifts in revenue composition. The change was primarily due to the sale of two-thirds of WPS Power Development's interest in its synthetic fuel operation in the fourth quarter of 2001. As a result of this sale, WPS Power Development no longer consolidates the results of its synthetic fuel operation. The remaining interest in this operation is now accounted for under the equity method of accounting. This change reduced revenues by $4.0 million. Another factor resulting in relatively flat revenues was a decrease in revenue from steam sales. The pricing of steam is based on natural gas prices, which decreased from the second quarter of 2001 to the second quarter of 2002. These decreases were offset by increases in revenue from additional energy sales at Sunbury Generation, revenue from the Combined Locks Energy Center which became fully operational in the second quarter of 2002, and revenue from the operation of the generation assets obtained in the June 2002 CH Resources acquisition.

WPS Power Development had net income of $12.0 million in the second quarter of 2002 compared with net income of $0.1 million in the second quarter of 2001. The primary reason for the increase in income was the recognition of an after-tax gain of approximately $10 million related to the sale of a portion of WPS Power Development's interest in its synthetic fuel operation which occurred in the fourth quarter of 2001. A portion of the gain related to this sale had been deferred in 2001 pending satisfaction of certain contingencies. In April 2002, the Internal Revenue Service issued a favorable Private Letter Ruling to the buyer, thus eliminating one of the contingencies.

WPS Power Development's Margin

WPS Power Development's Production Results (Millions)	Second Quarter
	2002	2001

Nonregulated other revenues	$34.7	$34.5
Nonregulated other cost of sales	21.9	27.3
Margins	$12.8	$ 7.2

WPS Power Development experienced an increase of $5.6 million in its margin in the second quarter of 2002. The margin increased at the Sunbury generation plant largely due to lower prices for spot market power purchases, which allowed it to meet its firm contracts at a lower cost, and lower production costs. Margin increased $1.1 million due to operation of the Combined Locks Energy Center, which became fully operational in the second quarter of 2002, and operation of the generation assets obtained in the June 2002 CH Resources acquisition. In addition, the change in accounting for the investment in WPS Power Development's synthetic fuel operation increased margin by $1.3 million.

WPS Power Development's Other Expenses/Income

Operating expenses at WPS Power Development increased $0.6 million in the second quarter of 2002, and depreciation expense increased $0.9 million primarily due to costs related to the Combined Locks Energy Center and the generating assets obtained in the CH Resources acquisition in the second quarter of 2002.

Miscellaneous income at WPS Power Development increased $14.0 million. A pretax gain of $16.7 million related to the 2001 sale of a portion of WPS Power Development's ownership interest in its synthetic fuel operation was recognized in the second quarter of 2002 as a result of satisfaction of certain contingencies related to the sale. As a result of the sale of a portion of WPS Power Development's interest in this venture, the accounting was changed from consolidation accounting to the equity method of accounting, which decreased other income by $3.6 million.

Overview of Holding Company and Other Operations

Holding Company and Other operations include the operations of WPS Resources and WPS Resources Capital as holding companies and the nonutility activities at Wisconsin Public Service and Upper Peninsula Power. Holding Company and Other operations experienced a loss of $0.3 million in the second quarter of 2002 compared with a loss of $2.1 million in the second quarter of 2001. The primary reason for the reduced loss relates to the loss on an electric energy contract entered into by WPS Resources in 2001 as a hedge against potential summer energy price peaks. WPS Resources did not enter into a similar hedge in 2002. WPS Resources has experienced losses largely due to interest expense from financing to provide funds for subsidiary operations.

Six Months 2002 Compared with Six Months 2001

WPS Resources Overview

WPS Resources' six months 2002 and six months 2001 results of operations are shown in the following chart:

WPS Resources' Results (Millions, except per share amounts)	Six Months
	2002	2001	Change

Consolidated operating revenues	$1,250.7	$1,574.6	(21%)
Income available for common shareholders	49.8	35.2	41%
Basic and diluted earnings per share	$1.58	$1.28	23%

WPS Resources' consolidated operating revenues decreased $323.9 million. Revenues for the gas utility segment and for WPS Energy Services were lower in the first six months of 2002 compared with the first six months of 2001 largely due to lower natural gas prices which were experienced in the first six months of 2002 than in the same period in 2001. The cost per therm of utility gas purchases was down 45% when compared with the first half of last year. Lower revenues at WPS Power Development resulted from decreased revenues from steam sales due to lower natural gas prices and from the sale of a portion of its synthetic fuel operation in the fourth quarter of 2001. As a result of the sale of a portion of WPS Power Development's interest in this venture, the accounting was changed from consolidation accounting to the equity method of accounting.

Income increased $14.6 million primarily due to recognition of portions of the deferred gain on WPS Power Development's 2001 sale of part of its synthetic fuel operation. Also contributing to increased income were improved profitability at WPS Energy Services and increased income from our gas utility segment. Increased gas utility income was largely the result of the merger of Wisconsin Fuel and Light Company into Wisconsin Public Service in the second quarter of 2001. Electric and gas utility margins at Wisconsin Public Service were impacted positively by a Public Service Commission of Wisconsin interim rate order that was effective January 1, 2002 authorizing a 10.3% increase in Wisconsin retail electric rates and a 4.7% increase in Wisconsin retail natural gas rates. Partially offsetting increased margins were higher operating and depreciation expenses for all segments.

In late June 2002, Wisconsin Public Service received a final 2002 rate order which authorized a 10.9% increase in Wisconsin retail electric rates and a 3.9% increase in Wisconsin retail natural gas rates. The final order authorized a lower retail natural gas rate increase than was approved in the interim order resulting in a $0.4 million refund to Wisconsin Public Service's natural gas customers.

Overview of Utility Operations

Net income from electric utility operations was $22.4 million in the first six months of 2002 compared with $26.1 million in the first six months of 2001. Although electric utility margins increased, our higher electric sales volumes and the sales mix by customer class did not generate enough increase in revenue to cover the increase in electric utility operating expenses. As a result, electric utility net income decreased 14%. Net income from gas utility operations was $11.7 million in the first six months of 2002 compared with $9.0 million in the same period of 2001.

Electric Utility Operations

The consolidated electric utility margin represents electric revenue less fuel and purchased power costs exclusive of intercompany transactions. Our consolidated electric utility margin increased $30.8 million, or 14%. The electric utility margin increased due to the Wisconsin retail electric rate increase at Wisconsin Public Service and higher overall electric utility sales volumes. Also contributing to the increased electric utility margin were lower power generation costs and decreased purchased power expenses.

WPS Resources' Consolidated Electric Utility Results (Millions)	Six Months
	2002	2001

Revenues	$346.1	$320.4
Fuel and purchased power costs	99.9	105.0
Margins	$246.2	$215.4

Sales in kilowatt-hours	6,486,332	6,207,885

Our consolidated electric utility revenues increased $25.7 million, or 8%, in the first six months of 2002 as the result of the electric rate increase and a 5% increase in overall sales volumes at Wisconsin Public Service. Sales volumes were up 21% for lower margin, wholesale customers while sales to higher margin, residential and commercial and industrial customers increased only 1%. The heating season for the first six months of 2002 was 1% milder than for the first six months of 2001, and 3% milder than normal. The cooling season for the first six months of 2002 was 18% warmer than last year, and 22% warmer than normal. Due to lagging economic recovery, we have not seen the sales growth to higher margin commercial and industrial customers that we had anticipated.

Lower fuel costs for power generation was partially a result of Wisconsin Public Service acquiring an additional ownership interest in the Kewaunee plant in the third quarter of 2001. Fuel costs for nuclear power generation are generally less expensive than fuel costs for coal or combustion turbine generation.

Our consolidated fuel expense for generation plants decreased $4.5 million, or 7%, primarily due to decreased fuel costs at Wisconsin Public Service's combustion turbine generation plants combined with lower generation from these plants. Average fuel costs at the combustion turbine generation plants decreased 43% as the result of lower natural gas prices in the first six months of 2002 than in the first six months of 2001. Generation requirements for the combustion turbine plants decreased 12% while generation at the Kewaunee plant increased 43% largely as the result of Wisconsin Public Service's increased ownership interest in that plant.

Gas Utility Operations

The consolidated gas utility margin represents gas revenues less purchases exclusive of intercompany transactions. Effective April 1, 2001, the gas utility margin at Wisconsin Public Service includes the merged Wisconsin Fuel and Light operations.

Wisconsin Public Service's Gas Utility Results (Millions)	Six Months
	2002	2001

Revenues	$165.6	$214.1
Purchase costs	103.9	164.3
Margins	$ 61.7	$ 49.8

Throughput in therms	461,695	395,032

An increase in overall natural gas throughput volumes of 17% and the Wisconsin retail gas rate increase resulted in a higher gas utility margin of $11.9 million, or 24%, in the first six months of 2002. Increased overall gas throughput volumes were the result of Wisconsin Public Service's acquisition of Wisconsin Fuel and Light in April of 2001. Gas throughput volumes were negatively affected by a heating season that was 1% milder in the first six months of 2002 than the heating season in the same period in 2001, and 3% milder than normal.

Wisconsin Public Service's gas revenues decreased $48.5 million, or 23%, and gas purchase costs decreased $60.4 million, or 37%, largely as the result of a 45% decrease in the average unit cost of natural gas. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

Other Utility Expenses/Income

Utility operation and maintenance expenses increased $34.3 million due to increased expenses at the Kewaunee plant as a result of Wisconsin Public Service acquiring additional ownership interest in the plant, higher transmission expenses associated with American Transmission Company, higher postretirement medical expenses, and increased demand-side management (energy conservation) expenses.

Utility depreciation and decommissioning expense increased $8.0 million largely due to additional plant assets at Wisconsin Public Service including its interest in the new steam generators at the Kewaunee plant and an increased ownership interest in Kewaunee plant assets.

Overview of Nonregulated Operations

WPS Energy Services' net income increased to $6.2 million in the first six months of 2002 compared with $2.2 million in the same period of 2001. WPS Power Development had net income of $11.6 million in the first six months of 2002 compared with net income of $1.7 million in the first six months of 2001. WPS Power Development's increase in net income in the first six months of 2002 was largely due to recognition of portions of the deferred gain on the 2001 sale of part of its synthetic fuel operation.

Overview of WPS Energy Services

Revenues at WPS Energy Services were $686.4 million in the first six months of 2002 compared with $973.1 million in the first six months of 2001. Revenues decreased at WPS Energy Services largely as the result of the lower cost for natural gas in the first six months of 2002 compared with the cost in the same period in 2001.

WPS Energy Services' Margins

WPS Energy Services' Gas Results (Millions)	Six Months
	2002	2001

Nonregulated gas revenues	$568.1	$915.4
Nonregulated gas cost of sales	550.9	909.3
Margins	$ 17.2	$ 6.1

The nonregulated gas margin at WPS Energy Services increased $11.1 million due to increased retail sales volumes and better management of its retail gas procurement and volume risk processes. Gas revenues decreased as the result of lower natural gas prices in the first six months of 2002 than in the first six months of 2001.

WPS Energy Services' Electric Results (Millions)	Six Months
	2002	2001

Nonregulated electric sales	$116.9	$55.7
Nonregulated electric cost of sales	112.6	49.4
Margins	$ 4.3	$ 6.3

Nonregulated electric sales at WPS Energy Services increased $61.2 million, but the nonregulated electric margin decreased $2.0 million. The decrease in electric margin was due to WPS Energy Services' sale of reserved peak demand energy in a depressed market caused by reduced retail customer demand and a decrease in new wholesale transactions.

WPS Energy Services' Other Expenses

Operating expenses at WPS Energy Services increased $3.3 million in the first six months of 2002 compared with the first six months of 2001 due to costs associated with business expansion, higher write-offs of uncollectible accounts, and operation of its gas storage facility which became commercially operational in the first quarter of 2002.

WPS Energy Services' Price Risk Management Activities

WPS Energy Services marks to market its energy trading contracts. At June 30, 2002, WPS Energy Services had "Assets from Risk Management Activities" of $380.7 million, which represents receivables based on the fair value of energy contracts, and had "Liabilities from Risk Management Activities" of $370.3 million, which represents payables based on the fair value of energy contracts. Net changes in the fair market value of energy contracts are reported in nonregulated energy cost of sales.

Overview of WPS Power Development

Revenues at WPS Power Development decreased $14.8 million, or 19.5%, primarily due to the sale of two-thirds of its interest in its synthetic fuel operation in the fourth quarter of 2001. As a result of this sale, WPS Power Development no longer consolidates the results of its synthetic fuel operation. The remaining interest in this operation is now accounted for under the equity method of accounting. This change reduced revenues by $9.9 million. The decrease in revenue was also due to decreased revenue from steam sales. The pricing of steam is based on natural gas prices which decreased from 2001 to 2002. Partially offsetting these decreases were revenues from the Combined Locks Energy Center, which became fully operational in 2002, and revenues from the operation of the generation assets obtained in the CH Resources acquisition which closed in the second quarter of 2002.

WPS Power Development had net income of $11.5 million for the first six months of 2002 compared with net income of $1.7 million for the same period in 2001. The primary reason was the recognition of approximately $11 million of after-tax gain related to the sale of a portion of WPS Power Development's interest in its synthetic fuel operation which occurred in the fourth quarter of 2001. Certain contingencies related to the sale were satisfied in the first half of 2002.

WPS Power Development's Margin

WPS Power Development's Production Results (Millions)	Six Months
	2002	2001

Nonregulated other revenues	$61.3	$76.2
Nonregulated other cost of sales	39.2	63.2
Margins	$22.1	$13.0

WPS Power Development experienced an increase of $9.1 million in its margin during the first six months of 2002. The margin increased $4.1 million at the Sunbury generation plant largely due to lower prices for spot market power purchases, which allowed it to meet its firm contracts at a lower cost, and lower production costs. The Combined Locks Energy Center, which became fully operational in the second quarter of 2002, and the operation of the generation assets obtained in the June 2002 CH Resources acquisition also contributed to WPS Power Development's margin. In addition, the change in accounting for the investment in WPS Power Development's synthetic fuel operation increased the margin.

WPS Power Development's Other Expenses/Income

Operating expenses at WPS Power Development increased $4.1 million in 2002 compared with the same period in 2001, primarily due to costs associated with accelerated maintenance at the Sunbury generation plant, and costs related to the Combined Locks Energy Center and the generation assets obtained in the CH Resources acquisition in 2002.

Miscellaneous income at WPS Power Development increased $12.3 million. A pretax gain of $17.9 million related to the 2001 sale of a portion of WPS Power Development's ownership interest in its synthetic fuel operation was recognized in 2002 as a result of the satisfaction of certain contingencies related to the sale. As a result of the sale of a portion of WPS Power Development's interest in this venture, the accounting was changed from consolidation accounting to the equity method of accounting, which decreased other income by $6.5 million.

Overview of Holding Company and Other Operations

Holding Company and Other operations experienced a loss of $2.1 million in the first six months of 2002 compared with a loss of $3.8 million in the first six months of 2001. The primary reason for the reduced loss relates to the loss on an electric energy contract entered into by WPS Resources in 2001 as a hedge against potential summer energy price peaks. WPS Resources did not enter into a similar hedge in 2002. WPS Resources has experienced losses largely due to interest expense from financing to provide funds for subsidiary operations.

Weighted Average Shares

The weighted average number of outstanding shares of WPS Resources' common stock for the six months ended June 30, 2002 increased 4.1 million from the six months ended June 30, 2001. The increase was due to issuing 2.3 million additional shares in the fourth quarter of 2001 and issuing 1.8 million shares as the result of the merger of Wisconsin Fuel and Light into Wisconsin Public Service in the second quarter of 2001. Additional shares were also issued under the Stock Investment Plan.

LIQUIDITY AND CAPITAL RESOURCES - WPS RESOURCES

Financing

WPS Resources normally uses internally generated funds and commercial paper borrowing to satisfy most of its capital requirements. We may periodically issue long-term debt and common stock to reduce short-term debt, maintain desired capitalization ratios, and fund future growth. We seek non-recourse financing for funding some nonregulated acquisitions. WPS Resources' commercial paper borrowing program provides for working capital requirements of the nonregulated businesses and Upper Peninsula Power. Wisconsin Public Service has its own commercial paper borrowing program. The specific forms of long-term financing, amounts, and timing depend on the availability of projects, market conditions, and other factors.

The current credit ratings for WPS Resources and Wisconsin Public Service are listed in the table below.
Credit Ratings	Standard & Poor's	Moody's

WPS Resources Corporation Senior unsecured debt Commercial paper Trust preferred securities	A+ A-1 A-	Aa3 P-1 A1
Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper	AA- A A-1+	Aa1 A1 P-1

We believe these ratings are among the best in the energy industry and they have allowed us to access commercial paper and long-term debt markets on favorable terms.

Effective January 2001, we began issuing new shares of common stock for our Stock Investment Plan and for certain stock-based employee benefit plans. Equity increased $11.5 million in the first six months of 2002 as a result of these plans. WPS Resources also repurchased $1.1 million of existing common stock for stock-based compensation plans in the first six months of 2002.

In July 2002, Wisconsin Public Service filed a shelf registration with the Securities and Exchange Commission registering the offering and sale of $300 million in the aggregate of long-term debt.

We anticipate the following additional debt financing may be completed in 2002. Wisconsin Public Service filed with the Public Service Commission of Wisconsin for approval to issue up to $175 million of long-term debt. We expect to receive approval for the long-term debt issuance in the third quarter of 2002.
Entity	Timeframe	Form of Financing	Amount

Wisconsin Public Service	Third/fourth quarter	Fading-lien bonds	$125 to $175 million
WPS Resources	Third/fourth quarter	Unsecured debt	Up to $125 million

Regulatory

Wisconsin Public Service received a final 2002 rate order in late June 2002 from the Public Service Commission of Wisconsin. The final order was effective June 22, 2002, and included a 12.3% return on equity with equity constituting 55% of the capital structure.

On August 2, 2002, Upper Peninsula Power filed with the Michigan Public Service Commission for an increase in its rates and requested a 12.6% return on equity with equity constituting 55% of the capital structure. Upper Peninsula Power also filed for interim rate relief requesting an 11.75% return on equity with equity constituting 55% of the capital structure which would be effective until the final order is issued.

Asset Sales and Acquisitions

WPS Power Development recognized a pretax gain of $16.7 million related to its 2001 sale of a portion of its synthetic fuel operation in the second quarter of 2002. We expect that the remainder of the deferred gain associated with this sale, approximately $20 million, will be recognized during 2002 and 2003 as the remaining contingencies expire.

On May 31, 2002, WPS Power Development completed its purchase of CH Resources from Central Hudson Energy Services, Inc. for approximately $59 million, which includes an estimated working capital adjustment to be finalized in the third quarter of 2002. The purchase was funded through internally generated funds and short-term debt.

Sunbury Generation Plant

As a result of both market conditions and issues related to the physical performance of the Sunbury generation plant, the plant has not met our projected near-term financial performance levels. Due to this lower level of performance, WPS Resources and WPS Power Development will be contributing approximately $9 million of additional capital to Sunbury Generation for operational needs. This amount is in addition to the $16.0 million that has been infused into Sunbury Generation in 2002 for capital expenditures, primarily the project to reduce NOx emissions from the plant. The NOx reduction project was anticipated when the plant was acquired. We initially projected that Sunbury Generation would generate sufficient cash flow in 2002 for operations, with the exception of capital expenditures, but market conditions in which Sunbury Generation participates have degraded, for both energy and capacity. If these market conditions persist, it is likely that additional capital will be needed in 2003, and possibly 2004 as well, for operational needs. In an effort to mitigate the impact of these market conditions, we have initiated several cost control measures and revenue enhancement initiatives at Sunbury Generation. We do not fully know the impact that these changes will have on Sunbury's future performance.

In the second quarter of 2002, Sunbury Generation entered into an agreement to settle a lawsuit brought by Sunbury against a coal supply vendor as a consequence of the vendor's termination of shipments under an agreement to supply synthetic coal fuel to the Sunbury Station. Under the settlement, Sunbury secured the right to purchase a specific volume of synthetic coal fuel through the end of 2002 at a fixed price which compares favorably to current and projected market prices.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS - WPS RESOURCES CORPORATION

No material changes were made to WPS Resources' contractual obligations or commercial commitments in the first six months of 2002.

WPS Resources provides limited financial support and energy supply services to a third party, Quest Energy, LLC, a Michigan limited liability company. Quest is a retail electricity marketing entity, doing business as a registered Alternative Electric Supplier in the state of Michigan. Financial support is in the form of an interest-bearing note with an initial maturity date of May 2005, secured by the assets of Quest. On June 30, 2002, the carrying value of the note was $2.3 million. The note contains certain restrictions on Quest's ability to enter into additional debt obligations. WPS Resources also provides corporate guaranties on behalf of Quest that are not included in our consolidated financial statements. Guaranties have been made to Quest's transmission providers in the amount of $6.8 million. These guaranties assure Quest's ability to pay for the transmission services it purchases from these entities.

WPS Energy Services provides substantially all of the electric energy supply to Quest on a wholesale basis without requiring the credit assurances required of other wholesale customers. WPS Energy Services exercises its right to evaluate Quest's sales portfolio to verify the portfolio's ability to generate the revenues necessary to pay for purchased wholesale supply. WPS Energy Services further provides computational infrastructure and support services related to the daily operational activities of Quest. At June 30, 2002, Quest's trade payable with WPS Energy Services ranged from current to sixty days past due. Quest continues to make payments, and WPS Energy Services imposes payment penalties on these late payments.

The WPS Resources Board of Directors has authorized management to issue corporate guaranties in the aggregate amount of up to $700 million to support the business operations of WPS Energy Services. WPS Resources primarily issues the guaranties to counter-parties in the wholesale electric and natural gas marketplace to meet the counter-parties' requirements and permit WPS Energy Services to operate within these markets. The authorized amount of the guaranties is in excess of the amount of obligations actually backed by the WPS Resources guaranties. The amount supported is dependent on the amount of outstanding business WPS Energy Services has with the counter-parties holding the guaranties at any point in time. WPS Resources reflects WPS Energy Services' obligations supported by these parental guaranties on its consolidated balance sheet either as accounts payable or liabilities from risk management activities.

The WPS Resources Board of Directors has authorized corporate guaranties as needed to support certain specific business operations of WPS Power Development. At June 30, 2002 WPS Resources had issued approximately $87 million in guaranties. WPS Resources issues the guaranties for indemnification obligations related to business purchase agreements, borrowings, and counter-parties in the wholesale electric marketplace to meet their credit requirements and permit WPS Power Development to operate within these markets. The authorized amount of the guaranties is in excess of the amount of obligations actually backed by WPS Resources' guaranties. The amount supported is dependent on the amount of the outstanding obligation that WPS Power Development has with the parties holding the guaranties at any point in time. The guaranties are required to support WPS Power Development in its normal operations of energy production and the sale of electricity.

Wisconsin Public Service makes large investments in capital assets. Net construction expenditures, including nuclear fuel, are expected to be approximately $604 million in the aggregate for the 2002 through 2004 period. The Public Service Commission of Wisconsin has not yet approved some of these expenditures. Larger anticipated expenditures include:
  construction of generation facilities - $68 million
  automated meter reading - $66 million
  combustion turbine - $39 million
  corporate software and systems - $30 million
  nuclear fuel - $30 million

Other capital requirements for the three-year period include contribution of $8 million to the Kewaunee plant's decommissioning trust fund.

We expect expenditures related to Wisconsin Public Service's purchase of the De Pere Energy Center and the termination of the current purchased power agreement to be approximately $120 million. These expenditures have not yet been approved by the Public Service Commission of Wisconsin.

Upper Peninsula Power is expected to incur construction expenditures of about $39 million in the aggregate for the period 2002 through 2004, primarily for electric distribution improvements and repairs at hydro facilities.

Identified capital expenditures for WPS Power Development for 2002 through 2004 includes $16 million for handling NOx emissions at the Sunbury facility. Other capital expenditures for WPS Power Development for 2002 through 2004 could be significant depending on its success in pursuing development and acquisition opportunities. When appropriate, WPS Power Development will seek non-recourse financing for a portion of the cost of these acquisitions.

WPS Resources expects to make capital contributions of up to $92 million to fund construction of Wisconsin Public Service's portion of the Wausau to Duluth transmission line, which will be transferred to American Transmission Company in exchange for an increase in our equity ownership in American Transmission Company.

TRADING ACTIVITIES - WPS RESOURCES CORPORATION

WPS Energy Services measures the fair value of contracts, including NYMEX exchange and over-the-counter contracts, natural gas options, natural gas and electric power physical fixed price contracts, basis contracts, and related financial instruments on a mark-to-market basis using risk management systems. The primary input for natural gas pricing is the settled forward price curve of the NYMEX exchange which includes spreads, contracts, and options. Basis pricing is derived from published indices and documented broker quotes. WPS Energy Services bases electric prices on published indices and documented broker quotes. The following table provides an assessment of the factors impacting the change in the net value of WPS Energy Services' assets and liabilities from risk management during the six months ended June 30, 2002.
WPS Energy Services, Inc. Mark-to-Market Roll Forward (Millions)	Natural Gas	Electric	Total

Fair value of contracts at January 1, 2002	$13.8	$6.3	$20.1
Less contracts realized or settled during period	16.0	0.1	16.1
Plus fair value of new contracts entered into during period and other changes in fair value	3.0	3.4	6.4
Fair value of contracts outstanding at June 30, 2002	$ 0.8	$9.6	$10.4

The fair value of contracts at January 1, 2002 and June 30, 2002, reflect the values reported on the balance sheet for net mark-to-market assets and liabilities as of those dates. Contracts realized or settled include the value of contracts in existence at January 1, 2002 that were no longer included in the net mark-to-market assets as of June 30, 2002. Mark-to-market gains and losses related to contracts that were entered into subsequent to January 1, 2002, and are still included in WPS Energy Services portfolio at June 30, 2002, are included in the fair value of new contracts entered into during the period. These amounts represent the mark-to-market gain or loss at the inception of these contracts. There were, in many cases, offsetting positions entered into and settled during the period resulting in gains or losses being realized during the current period. The realized gains or losses from these offsetting positions are not reflected in the table above. Although WPS Energy Services strives to maintain a balanced book of back-to-back transactions, any ineffectiveness in hedging activity for the first six months of 2002 has been included under "fair value of new contracts entered into during period and other changes in fair value" in the table above.
WPS Energy Services, Inc. Contract Aging at Fair Value
Source of Fair Value (Millions)	Maturity less than 1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity in excess of 5 years	Total fair value
Prices actively quoted	$(4.1)	$(3.5)	-	-	$(7.6)
Prices provided by external sources	3.8	0.9	-	-	4.7
Prices based on models and other valuation methods	7.7	5.3	0.3	-	13.3
Total fair value	$7.4	$2.7	$0.3	-	$10.4

Prices actively quoted includes NYMEX contracts. Prices provided by external sources includes basis swaps and over-the-counter contracts. Prices based on models and other valuation methods includes retail natural gas and electric contracts due to the volume optionality that exists in those contracts. We derive the pricing for all contracts in the above table from active quotes or external sources. Pricing is the most significant variable in the mark-to-market calculations.

WPS Energy Services, as a result of WPS Power Development's acquisition of the Central Hudson assets in New York, has acquired Transmission Congestion Contracts which are financial contracts that hedge price risk between zones within the New York ISO. The contracts were marked to market using a combination of modeled forward prices and market quotes. The fair market value of the contracts at June 30, 2002 was $2.2 million and was considered in WPS Power Development's purchase price allocation related to the CH Resources acquisition.

CRITICAL ACCOUNTING POLICIES - WPS RESOURCES CORPORATION

In May 2002, the Securities and Exchange Commission issued proposed rules regarding the identification and disclosure of accounting estimates a company makes in applying its accounting policies and the disclosure of initial adoption by a company of an accounting policy that has a material impact on its financial presentation. Under the first part of the proposal, a company would have to identify the accounting estimates reflected in its financial statements that required it to make assumptions about matters that were highly uncertain at the time of estimation. Disclosures about those estimates would then be required if different estimates that the company reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the company's financial condition, changes in financial condition or results of operations.

The Securities and Exchange Commission accepted comments on the proposed rules through July 19, 2002 and has not made any final decisions since that time. In anticipation of at least parts of this proposed rule being made final, we have started to identify our critical accounting estimates as defined in the proposed rule. The first part of the proposed disclosure requirements for accounting estimates is a discussion of the methodology and assumptions underlying the estimates. We have attempted to meet this part of the proposed requirement.

We have identified the following estimates as critical to our financial statements as defined by the proposed rule:
  Mark-to-Market
  Derivatives
  Acquisitions
  Asset Impairment
  Accruals
  Regulatory Accounting
  Tax Provision

Mark-to-Market

WPS Energy Services employs estimates in marking its energy trading contracts to market in compliance with Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." An operating reserve is maintained to account for the estimated cost of servicing the contracts and is based on estimates of administrative costs, credit risk, and servicing margin with both fixed and variable components. Variability can occur if fundamental changes in service cost or risk require an adjustment to the reserve components. The estimates were derived from historical data. A change in the estimate of the operating reserve can have a significant impact on the unrealized gains or losses reflected in the cost of sales section and risk management liability section of the financial statements.

Estimates are also used by WPS Energy Services in marking the fair value of the energy trading contracts to market. Optionality exists on the customer demand side of the electric trading business. Assuming normal weather, volume forecasts are created using historical usage information. This base case forecast is then stress tested to create an estimated usage curve. Depending on the projected forward price curve, a change in estimate can have a significant impact on the unrealized gains or losses reflected in the cost of sales section and risk management assets or liabilities section of the financial statements.

Derivatives

The derivatives recorded at fair value for the electric and gas segments of WPS Resources and for WPS Power Development are based on estimates that are critical to our financial statements. Fair value of derivatives is calculated using internal models, third party quotes or a combination of the two methods. Changes in the expected energy and gas market prices could cause variability to the fair values of the derivatives. Such changes would be reflected on the balance sheets, statements of income, and/or as a component of other comprehensive income.

Acquisitions

The methodology that WPS Power Development uses to account for acquisitions employs a number of steps; the first relates to the allocation of the initial purchase price. An independent appraiser is retained to allocate the purchase price to the various assets and liabilities, if any, acquired in the acquisition using Statement of Financial Accounting Standards No. 141, "Business Combinations," and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as guidance. The appraiser uses a combination of the following three methodologies to calculate fair market value:
  replacement cost,
  discounted cash flows, and
  recent sales of similar assets in the specific geographic region.

WPS Power Development management reviews these calculations.

Once the purchase price has been allocated to the various asset classes, engineers from WPS Power Development assist in the assignment of depreciation lives for the various assets acquired. Industry standards, physical condition, and company experience with various assets are used as a basis for developing the respective depreciation lives. A significant change in these estimates would impact reported income, either higher or lower depending on the change to the depreciable life, as well as impacting the carrying value of these assets on the balance sheet.

Asset Impairment

WPS Resources annually reviews its assets for impairment. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," is the basis for these analyses. This review for impairment is more critical to WPS Power Development than to our other segments. The primary estimates used at WPS Power Development in this process are future revenue streams and operating costs. A combination of input from both internal and external sources is used to project revenue streams. WPS Power Development's operations group is used to project future operating costs with input from external sources for fuel costs. These estimates are modeled over the projected remaining life of the project using the model defined in Statement No. 144. Since this impairment test is done annually, the impact on both reported earnings and carrying value, as a result of a significant change in estimates, should be identified in a timely fashion.

The merger of Wisconsin Fuel and Light into Wisconsin Public Service in 2001 resulted in Wisconsin Public Service recording goodwill related to its gas utility segment. The goodwill is tested for impairment yearly based on the guidance of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The test for impairment includes assumptions about future profitability of the gas utility segment and the correlation between our gas utility segment and published projections for other similar gas utility segments. A significant change in the gas utility market compared with our projections of future profitability could result in a loss being recorded on the income statement related to a decrease in the goodwill asset.

Accruals

Our regulated gas and electric utilities and WPS Energy Services accrue estimated amounts of revenue for services rendered but not yet billed based on estimated unbilled sales.  Estimated unbilled sales are calculated using actual generation and throughput volumes, recorded sales, and weather factors. The estimated unbilled sales are assigned different rates based on historical customer class allocations. Any difference between actual sales and the estimates or weather factors would cause a change in the estimated revenue.

WPS Resources reserves an estimate for potential uncollectible customer accounts as an expense on the income statement and an uncollectible reserve on the balance sheet. Due to the nature of the energy trading business causing higher credit risk, this estimate is more critical to WPS Energy Services than to our other segments. At WPS Energy Services, this estimate is based on historical uncollectible experience and specific customer identification where practical. If the assumption that historical uncollectible experience matches current customer default is incorrect, or if a specific customer with a large account receivable that has not previously been identified as a risk defaults, there could be significant changes to the expense and uncollectible reserve balance.

WPS Resources estimates its benefit obligations using assumptions about discount rates, future salary increases, expected returns on plan assets, and medical and dental cost trend rates. These assumptions are disclosed annually in our Annual Report on Form 10-K in the Notes to Consolidated Financial Statements. Changes in the economy can cause adjustments in the assumptions used to calculate the benefit obligations and would affect the related liabilities and expenses.

Regulatory Accounting

The electric and gas segments of WPS Resources follow Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," and our financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating these segments. We defer certain expenses and revenues that regulators have authorized for deferral as regulatory assets and regulatory liabilities. Future recovery of deferred expenses is not assured, but is subject to review by regulators in a rate proceeding for prudence and reasonableness. Once approved, we recognize these deferred expenses in income over the rate recovery period. If not approved, these deferred expenses would be recognized in income in the then current period.

If our electric and gas segments no longer meet the criteria for applying Statement No. 71, we would discontinue its application as defined under Statement No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." Assets and liabilities recognized solely due to the actions of rate regulation may no longer be recognized on the balance sheet and would be classified as an extraordinary item in income for the period in which the discontinuation occurs.

Tax Provision

Estimates of current and future year taxable income are used to determine the estimated period ended income tax provision, including determining the estimated current and future tax benefit of federal and state tax credits produced in the period. The income tax provision also includes an estimate of the future tax benefit related to state net operating loss carryovers. Determination of current year taxable income and the deductibility of tax credits and net operating loss carryovers will not be settled until several years after the close of the tax year. Estimates of future year taxable income reflect management's current understanding of the economics related to projected operations and markets. Changes in either estimate of taxable income could cause a significant change in management's estimated income tax provision.

RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

Wisconsin Public Service is a regulated electric and gas utility. Electric operations accounted for approximately 66% of revenues for the first six months of 2002, while gas operations accounted for 34% of revenues for the first six months of 2002.

Second Quarter 2002 Compared with Second Quarter 2001

Wisconsin Public Service Overview

Wisconsin Public Service's second quarter 2002 and second quarter 2001 results of operations are shown in the following chart:

Wisconsin Public Service's Results (Millions, except per share amounts)	Second Quarter
	2002	2001	Change

Operating revenues	$221.4	$197.4	12%
Earnings on common stock	9.6	13.2	(27%)

Overview of Utility Operations

Net income from electric utility operations was $7.5 million in the second quarter of 2002 compared with $11.2 million in the second quarter of 2001. Although electric utility margins increased in the second quarter of 2002 compared with the second quarter of 2001, higher electric sales volumes and the sales mix by customer class did not generate enough increase in revenue to cover our increase in electric utility operating expenses. As a result, electric utility net income decreased 33%. Net income from gas utility operations was $0.4 million in the second quarter of 2002 compared with $0.2 million in the same period of 2001.

Electric and gas utility margins at Wisconsin Public Service were impacted positively by a Public Service Commission of Wisconsin interim rate order that was effective January 1, 2002 authorizing a 10.3% increase in Wisconsin retail electric rates and a 4.7% increase in Wisconsin retail natural gas rates. In late June 2002, Wisconsin Public Service received a final 2002 rate order which authorized a 10.9% increase in Wisconsin retail electric rates and a 3.9% increase in Wisconsin retail natural gas rates. The final order authorized a lower retail natural gas rate increase than was approved in the interim order resulting in a $0.4 million refund to Wisconsin Public Service's natural gas customers.

Electric Utility Operations

Wisconsin Public Service's electric utility margin increased $14.4 million, or 15%. The electric utility margin increased due to the Wisconsin retail electric rate increase and higher overall electric utility sales volumes.

Wisconsin Public Service's Electric Utility Results (Millions)	Second Quarter
	2002	2001

Revenues	$163.5	$145.8
Fuel and purchased power costs	52.2	48.9
Margins	$111.3	$ 96.9

Sales in kilowatt-hours	3,198,884	2,983,708

Electric utility revenues increased $17.7 million, or 12%, in the second quarter of 2002 as the result of the electric rate increase and a 7% increase in overall sales volumes. Sales volumes were up 26% for lower margin, wholesale customers while sales to higher margin customers increased only 5% for residential customers and only 3% for commercial and industrial customers. Sales volumes were affected favorably by the weather. The second quarter cooling season in 2002 was 18% warmer than the cooling season in the second quarter of 2001, and 22% warmer than normal. The 2002 second quarter heating season was 35% colder than the heating season during the same period in 2001, and 14% colder than normal. Due to lagging economic recovery, however, we have not seen the sales growth to higher margin commercial and industrial customers that we had anticipated.

Increased purchased power expenses and higher fuel costs for power generation were due to weather impacts and a change in generation mix.

Fuel expense for generation plants increased $1.2 million, or 4%. Generation from Wisconsin Public Service's combustion turbine plants increased 77% and nuclear power generation increased 35%. Fuel costs for combustion turbine generation are generally more expensive than for coal generation, while fuel costs for nuclear power generation are generally less expensive than fuel costs for either coal or combustion turbine generation. Increased nuclear power generation is a result of Wisconsin Public Service acquiring an additional ownership interest in the Kewaunee Nuclear Power Plant in the third quarter of 2001.

Purchased power expense increased $2.1 million, or 10%, as a result of a 10% increase in volumes purchased in the second quarter of 2002. Purchased volumes increased due to higher demand and a major planned maintenance outage at the Columbia Energy Center which Wisconsin Public Service owns jointly with Wisconsin Power and Light Company. Wisconsin Public Service owns 31.8% of the Columbia plant.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. We continue to monitor where our projected costs fall within this range and are evaluating the potential for filing a Wisconsin retail rate increase request which would be effective for the remainder of 2002.

Gas Utility Operations

Effective April 1, 2001, the gas utility margin at Wisconsin Public Service includes the merged Wisconsin Fuel and Light operations.

Wisconsin Public Service's Gas Utility Results (Millions)	Second Quarter
	2002	2001

Revenues	$57.9	$51.6
Purchase costs	35.7	32.7
Margins	$22.2	$18.9

Throughput in therms	168,266	148,107

An increase in overall natural gas throughput volumes of 14% and the Wisconsin retail gas rate increase resulted in a higher gas utility margin of $3.3 million, or 17%, in the second quarter of 2002. Gas throughput volumes were affected favorably by the weather. The heating season in the second quarter of 2002 was 35% colder than the heating season during the same period in 2001, and 14% colder than normal.

Wisconsin Public Service's gas revenues increased $6.3 million as the result of the natural gas rate increase and increased throughput volumes.

Wisconsin Public Service's gas purchase costs increased $3.0 million due to increased throughput volumes. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

Other Expenses/Income

Operation and maintenance expenses increased $15.9 million due to increased expenses at the Kewaunee plant as a result of Wisconsin Public Service acquiring additional ownership interest in the plant, higher transmission expenses associated with American Transmission Company, higher postretirement medical expenses, and increased demand-side management (energy conservation) expenses.

Depreciation and decommissioning expense increased $1.9 million. Plant asset depreciation expense increased $3.9 million largely due to additional plant assets at Wisconsin Public Service including its interest in the new steam generators at the Kewaunee plant and an increased ownership interest in Kewaunee plant assets. Lower depreciation expense related to decommissioning earnings of $2.4 million partially offset the increased plant asset depreciation.

Other income decreased $3.4 million primarily as the result of lower earnings on Wisconsin Public Service's nuclear decommissioning trust assets. Due to regulatory practice, a decrease in earnings on the trust assets is largely offset by decreased depreciation expense.

Six Months 2002 Compared with Six Months 2001

Wisconsin Public Service Overview

Wisconsin Public Service's six months 2002 and six months 2001 results of operations are shown in the following chart:

Wisconsin Public Service's Results (Millions, except per share amounts)	Six Months
	2002	2001	Change

Consolidated operating revenues	$490.8	$512.1	(4%)
Earnings on common stock	34.9	37.7	(7%)

Net income from electric utility operations was $20.8 million in the first six months of 2002 compared with $25.4 million in the first six months of 2001. Although electric utility margins increased, higher electric sales volumes and the sales mix by customer class did not generate enough increase in revenue to cover the increase in electric utility operating expenses. As a result, electric utility net income decreased 18%. Net income from gas utility operations was $11.7 million in the first six months of 2002 compared with $9.0 million in the same period of 2001.

Increased gas utility income was largely the result of the merger of Wisconsin Fuel and Light Company into Wisconsin Public Service in the second quarter of 2001. Electric and gas utility margins at Wisconsin Public Service were impacted positively by a Public Service Commission of Wisconsin interim rate order that was effective January 1, 2002 authorizing a 10.3% increase in Wisconsin retail electric rates and a 4.7% increase in Wisconsin retail natural gas rates.

In late June 2002, Wisconsin Public Service received a final 2002 rate order which authorized a 10.9% increase in Wisconsin retail electric rates and a 3.9% increase in Wisconsin retail natural gas rates. The final order authorized a lower retail natural gas rate increase than was approved in the interim order resulting in a $0.4 million refund to Wisconsin Public Service's natural gas customers.

Electric Utility Operations

Wisconsin Public Service's electric utility margin increased $30.4 million, or 16%. The electric utility margin increased due to the Wisconsin retail electric rate increase and higher overall electric utility sales volumes. Also contributing to the increased electric utility margin were lower power generation costs and decreased purchased power expenses.

Wisconsin Public Service's Electric Utility Results (Millions)	Six Months
	2002	2001

Revenues	$325.2	$298.0
Fuel and purchased power costs	99.0	102.2
Margins	$226.2	$195.8

Sales in kilowatt-hours	6,417,567	6,123,059

Electric utility revenues increased $27.2 million, or 9%, in the first six months of 2002 as the result of the electric rate increase and a 5% increase in overall sales volumes at Wisconsin Public Service. Sales volumes were up 21% for lower margin, wholesale customers while sales to higher margin, residential and commercial and industrial customers increased only 1%. The heating season for the first six months of 2002 was 1% milder than for the first six months of 2001, and 3% milder than normal. The cooling season for the first six months of 2002 was 18% warmer than last year, and 22% warmer than normal. Due to lagging economic recovery, we have not seen the sales growth to higher margin commercial and industrial customers that we had anticipated.

Lower fuel costs for power generation and decreased purchased power expenses were partially a result of Wisconsin Public Service acquiring an additional ownership interest in the Kewaunee plant in the third quarter of 2001. Fuel costs for nuclear power generation are generally less expensive than fuel costs for coal or combustion turbine generation.

Fuel expense for generation plants decreased $4.5 million, or 7%, primarily due to decreased fuel costs at Wisconsin Public Service's combustion turbine generation plants combined with lower generation from these plants. Average fuel costs at the combustion turbine generation plants decreased 43% as the result of lower natural gas prices in the first six months of 2002 than in the first six months of 2001. Generation requirements for the combustion turbine plants decreased 12% while generation at the Kewaunee plant increased 43% largely as the result of Wisconsin Public Service's increased ownership interest in that plant.

Purchased power expense decreased $1.3 million as a result of a decrease in the unit cost of purchases in the first six months of 2002.

Gas Utility Operations

Effective April 1, 2001, the gas utility margin at Wisconsin Public Service includes the merged Wisconsin Fuel and Light operations.

Wisconsin Public Service's Gas Utility Results (Millions)	Six Months
	2002	2001

Revenues	$165.6	$214.1
Purchase costs	103.9	164.3
Margins	$ 61.7	$ 49.8

Throughput in therms	461,695	395,032

An increase in overall natural gas throughput volumes of 17% and the Wisconsin retail natural gas rate increase resulted in a higher gas utility margin of $11.9 million, or 24%, in the first six months of 2002. Increased overall gas throughput volumes were the result of Wisconsin Public Service's acquisition of Wisconsin Fuel and Light in April of 2001. Gas throughput volumes were negatively affected by a heating season that was 1% milder in the first six months of 2002 than the heating season in the same period in 2001, and 3% milder than normal.

Wisconsin Public Service's gas revenues decreased $48.5 million, or 23%, and gas purchase costs decreased $60.4 million, or 37%, largely as the result of a 45% decrease in the average unit cost of natural gas. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

Other Expenses/Income

Operation and maintenance expenses increased $32.3 million due to increased expenses at the Kewaunee plant as a result of Wisconsin Public Service acquiring additional ownership interest in the plant, higher transmission expenses associated with American Transmission Company, higher postretirement medical expenses, and increased demand-side management (energy conservation) expenses.

Depreciation and decommissioning expense increased $9.1 million largely due to additional plant assets at Wisconsin Public Service including its interest in the new steam generators at the Kewaunee plant and an increased ownership interest in Kewaunee plant assets.

LIQUIDITY AND CAPITAL RESOURCES - WISCONSIN PUBLIC SERVICE

Financing

Wisconsin Public Service normally uses internally generated funds and commercial paper borrowing to satisfy most of its capital requirements. Wisconsin Public Service may periodically issue long-term debt, receive equity contributions from WPS Resources, or make payments for return of capital to WPS Resources to reduce short-term debt, fund future growth, and maintain capitalization ratios as authorized by the Public Service Commission of Wisconsin.

The current credit ratings for Wisconsin Public Service are listed in the table below.
Credit Ratings	Standard & Poor's	Moody's

Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper	AA- A A-1+	Aa1 A1 P-1

Wisconsin Public Service believes these ratings are among the best in the energy industry and have allowed it to access commercial paper and long-term debt markets on favorable terms.

In July 2002, Wisconsin Public Service filed a shelf registration with the Securities and Exchange Commission registering the offering and sale of $300 million in the aggregate of long-term debt.

Wisconsin Public Service anticipates the following additional debt financing may be completed in 2002. Wisconsin Public Service filed with the Public Service Commission of Wisconsin for approval to issue up to $175 million of long-term debt. We expect to receive approval for the long-term debt issuance in the third quarter of 2002.
Entity	Timeframe	Form of Financing	Amount

Wisconsin Public Service	Third/fourth quarter	Fading-lien bonds	$125 to $175 million

Regulatory

Wisconsin Public Service received a final 2002 rate order in late June 2002 from the Public Service Commission of Wisconsin. The final order was effective June 22, 2002, and included a 12.3% return on equity with equity constituting 55% of the capital structure.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS - WISCONSIN PUBLIC SERVICE

Wisconsin Public Service makes large investments in capital assets. Net construction expenditures, including nuclear fuel, are expected to be approximately $604 million in the aggregate for the 2002 through 2004 period. The Public Service Commission of Wisconsin has not yet approved some of these expenditures. Larger anticipated expenditures include:
  construction of generation facilities - $68 million
  automated meter reading - $66 million
  combustion turbine - $39 million
  corporate software and systems - $30 million
  nuclear fuel - $30 million

Other capital requirements for the three-year period include contributions of $8 million to the Kewaunee plant's decommissioning trust fund.

Wisconsin Public Service expects expenditures related to its purchase of the De Pere Energy Center and the termination of the current purchased power agreement to be approximately $120 million. These expenditures have not yet been approved by the Public Service Commission of Wisconsin.

CRITICAL ACCOUNTING POLICIES - WISCONSIN PUBLIC SERVICE

In May 2002, the Securities and Exchange Commission issued proposed rules regarding the identification and disclosure of accounting estimates a company makes in applying its accounting policies and the disclosure of initial adoption by a company of an accounting policy that has a material impact on its financial presentation. Under the first part of the proposal, a company would have to identify the accounting estimates reflected in its financial statements that required it to make assumptions about matters that were highly uncertain at the time of estimation. Disclosures about those estimates would then be required if different estimates that the company reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the company's financial condition, changes in financial condition or results of operations.

The Securities and Exchange Commission accepted comments on the proposed rules through July 19, 2002 and has not made any final decisions since that time. In anticipation of at least parts of this proposed rule being made final, we have started to identify our critical accounting estimates as defined in the proposed rule. The first part of the proposed disclosure requirements for accounting estimates is a discussion of the methodology and assumptions underlying the estimates. We have attempted to meet this part of the proposed requirement.

Wisconsin Public Service has identified the following estimates as critical to its financial statements as defined by the proposed rule:
  Derivatives
  Asset Impairment
  Accruals
  Regulatory Accounting

Derivatives

The derivatives recorded at fair value for the electric and gas segments of Wisconsin Public Service are based on estimates that are critical to the financial statements. Fair value of derivatives is calculated using internal models, third party quotes, or a combination of the two methods. Changes in the expected energy and gas market prices could cause variability in the fair values of the derivatives. Such changes would be reflected on the balance sheets and statements of income.

Asset Impairment

The merger of Wisconsin Fuel and Light into Wisconsin Public Service in 2001 resulted in Wisconsin Public Service recording goodwill related to its gas utility segment. The goodwill is tested for impairment yearly based on the guidance of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The test for impairment includes assumptions about future profitability of the gas utility segment and the correlation between the gas utility segment and published projections for other similar gas utility segments. A significant change in the gas utility market compared with internal projections of future profitability could result in a loss being recorded on the income statement related to a decrease in the goodwill asset.

Accruals

Wisconsin Public Service accrues estimated amounts of revenue for services rendered but not yet billed based on estimated unbilled sales.  Estimated unbilled sales are calculated using actual generation and throughput volumes, recorded sales and weather factors. The estimated unbilled sales are assigned different rates based on historical customer class allocations. Any difference between actual sales and the estimates or weather factors would cause a change in the estimated revenue.

Wisconsin Public Service estimates its benefit obligations using assumptions about discount rates, future salary increases, expected returns on plan assets, and medical and dental cost trend rates. These assumptions are disclosed annually in our Annual Report on Form 10-K in the Notes to Consolidated Financial Statements. Changes in the economy can cause adjustments in the assumptions used to calculate the benefit obligations and would affect the related liabilities and expenses.

Regulatory Accounting

Wisconsin Public Service follows Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," and its financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating these segments. Wisconsin Public Service defers certain expenses and revenues that regulators have authorized for deferral as regulatory assets and regulatory liabilities. Future recovery of deferred expenses is not assured, but is subject to review by regulators in a rate proceeding for prudence and reasonableness. Once approved, Wisconsin Public Service recognizes these deferred expenses in income over the rate recovery period. If not approved, these deferred expenses would be recognized in income in the then current period.

If Wisconsin Public Service no longer meets the criteria for applying Statement No. 71, Wisconsin Public Service would discontinue its application as defined under Statement No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." Assets and liabilities recognized solely due to the actions of rate regulation would no longer be recognized on the balance sheet and would be classified as an extraordinary item in income for the period in which the discontinuation occurs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

WPS Resources has potential market risk exposure related to interest rate risk, equity return and principal preservation risk, and commodity price risk. At June 30, 2002, we had no material exposure due to foreign currency risk. Our exposure to interest rate risk relates primarily to long-term debt and short-term commercial paper borrowing. Exposure to equity return and principal preservation risk results from various debt and equity security investments in our employee benefit and nuclear decommissioning trust funds. Exposure to commodity price risk exists with respect to the price of coal, uranium, electricity, natural gas, and fuel oil. WPS Resources has risk management policies in place to monitor and assist in controlling these market risks and uses derivative instruments to manage some of these exposures.

To measure commodity price risk exposure, WPS Resources performs a value-at-risk (VaR) analysis on third party exposures. Our VaR amount for trading activities has not changed significantly from the amount reported in the 2001 Form 10-K. Our VaR amount for non-trading activities was calculated to be $0.7 million at June 30, 2002 compared with $3.2 million at December 31, 2001. This decrease was primarily due to decreased volatility in our forward price curve for electricity and a decrease in the exposure period for some assets, both of which are used in our VaR calculation. A significant portion of the VaR amount related to non-trading activities is mitigated by WPS Power Development's generating capabilities, which are excluded from the VaR calculation.

For purposes of this risk management disclosure, all of WPS Energy Services' activities, including all of its energy commodity purchase and sale contracts and its gas in storage inventory, are classified as trading, while all of WPS Power Development's activities are classified as non-trading. Other than the above mentioned changes, WPS Resources' market risks have not changed materially from the market risks reported in the 2001 Form 10-K.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Sunbury - Coal Contract

In the second quarter of 2002, Sunbury Generation entered into an agreement to settle a lawsuit brought by Sunbury against a coal vendor, as a consequence of the vendor's termination of shipments under an agreement to supply synthetic coal fuel to the Sunbury Station. In the suit, Sunbury claimed that the vendor breached a contract and forced Sunbury to purchase replacement fuel at market prices higher than the price set by the contract. The vendor denied any liability to Sunbury. The suit has been dismissed. Under the settlement, Sunbury secured the right to purchase a specific volume of synthetic coal fuel at a fixed price which compares favorably to current and projected market prices.

Environmental

In November of 1999, the United States Environmental Protection Agency announced the commencement of a Clean Air Act enforcement initiative targeting the utility industry. This initiative resulted in the issuance of several notices of violation/finding of violations and the filing of lawsuits against utilities. In these enforcement proceedings the Environmental Protection Agency claims that the utilities made modifications to the coal fired boilers and related equipment at the utilities' electric generating stations without first obtaining appropriate permits under the Environmental Protection Agency's pre-construction permit program and without installing appropriate air pollution control equipment. In addition, the Environmental Protection Agency is also claiming, in certain situations, that there were violations of the Clean Air Act's "new source performance standards." In these matters the Environmental Protection Agency is seeking penalties and the installation of pollution control equipment.

In December of 2000 Wisconsin Public Service received from the Environmental Protection Agency a request for information under Section 114 of the Clean Air Act. The Environmental Protection Agency sought information and documents relating to work performed on the coal fired boilers located at the Pulliam and Weston electric generating stations of Wisconsin Public Service. Wisconsin Public Service filed a response with the Environmental Protection Agency in early 2001.

On May 22, 2002, Wisconsin Public Service received a follow-up request from the Environmental Protection Agency seeking additional information regarding specific boiler related work performed at Pulliam Units 3, 5 and 7, as well as information on Wisconsin Public Service's life extension program for Pulliam Units 3-8 and Weston Units 1 and 2. Wisconsin Public Service made an initial response to the Environmental Protection Agency's follow-up information request on June 12, 2002, and filed a final response on June 27, 2002.

In 2000 and 2002 Wisconsin Power and Light Company received a similar series of Environmental Protection Agency information requests relating to work performed on certain coal fired boilers and related equipment at the Columbia generating station (a facility located in Portage, Wisconsin jointly owned by Wisconsin Power and Light, Madison Gas & Electric, and Wisconsin Public Service). Wisconsin Power and Light is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility. Wisconsin Power and Light filed its most recent response for the Columbia facility on July 12, 2002.

Depending upon the results of the Environmental Protection Agency's review of the information, the Environmental Protection Agency may issue a "notice of violation" or "finding of violation" asserting that a violation of the Clean Air Act occurred, seek additional information from Wisconsin Public Service and/or third parties who have information relating to the boilers, or close out the investigation. To date, the Environmental Protection Agency has not responded to the filings made by Wisconsin Public Service and Wisconsin Power and Light.

In response to the Environmental Protection Agency's Clean Air Act enforcement initiative several utilities have elected to settle with the Environmental Protection Agency, while others are in litigation. In general, those utilities that have settled have entered into consent decrees which require the companies to pay fines and penalties, undertake supplemental environmental projects and either upgrade or replace pollution controls at existing generating units or shutdown existing units and replace these units with new electric generating facilities. Several of the settlements involve multiple facilities. The fines and penalties (including supplemental environmental projects) associated with these settlements range between $7 million and $30 million.

Regulatory Matters

In April 2001, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin to increase its electric and natural gas rates for calendar year 2002. The Public Service Commission issued an order in December 2001 authorizing Wisconsin Public Service to increase its rates, effective January 1, 2002 on an interim basis, subject to refund based on the final rates to be set by the Commission. The Commission issued an order on June 21, 2002 establishing Wisconsin Public Service's final rates for 2002. On July 17, 2002, the Citizens' Utility Board filed a petition for judicial review of the Commission's June 2002 order with the Circuit Court for Dane County, Wisconsin. The Citizens' Utility Board petition seeks reversal of the Commission's June 2002 order as it relates to Wisconsin Public Service's recovery of costs incurred in 2001 to respond to new Nuclear Regulatory Commission requirements applicable to the Kewaunee Nuclear Power Plant. The Citizens' Utility Board challenges the Commission's decision to allow Wisconsin Public Service to employ deferral accounting for such costs, as well as the Commission's authority to do so. The Citizens' Utility Board also seeks reversal of the Commission's factual conclusion that there is "no evidence of imprudent actions on the part of Wisconsin Public Service in complying with Nuclear Regulatory Commission requirements." The amount of incremental Nuclear Regulatory Commission compliance costs at issue is approximately $8.3 million. The amount is somewhat uncertain because a final accounting of the 2001 costs were not available in early January 2002, when the hearings were held on Wisconsin Public Service's rate case.

Item 4. Submission of Matters to a Vote of Security Holders

At the 2002 WPS Resources Annual Meeting of Shareholders on May 9, 2002, Albert J. Budney, Jr., James L. Kemerling, and John C. Meng were elected to three-year terms on the Board of Directors. The vote was:

	Class B Directors - Term Expiring in 2005
	Albert J. Budney, Jr	James L. Kemerling	John C. Meng

Votes For	26,990,022	27,055,550	27,268,861
Votes Withheld	762,189	696,661	483,350
Not Voted	3,621,022	3,621,022	3,621,022
Total Shares Outstanding	31,373,233	31,373,233	31,373,233

Election of Directors requires a plurality of the votes cast at a meeting of common stockholders at which a quorum is present. Albert J. Budney, Jr. replaces A. Dean Arganbright who retired, on May 9, 2002, after serving as a director since 1972.

The continuing Board members are:

Class A Directors Term Expires in 2004	Class C Directors Term Expires in 2003

Richard A. Bemis Robert C. Gallagher	Michael S. Ariens Kathryn M. Hasselblad-Pascale William F. Protz, Jr. Larry L. Weyers

Also approved at the 2002 WPS Resources Annual Meeting of Shareholders was an Amendment to the Restated Articles of Incorporation of WPS Resources Corporation increasing the authorized shares of Common Stock from 100 million to 200 million shares.

	Votes For	Votes Against	Abstentions	Brokers Non-votes	Total Shares Outstanding
Increase Authorized Shares	23,008,922	4,081,786	643,694	3,638,831	31,373,233

Approval required the affirmative vote of a majority of the shares outstanding on the record date. Failure to vote on this proposal was effectively a vote against the proposal.

Item 5. Other Information

Generation Facilities

On June 29, 2002, Wisconsin Public Service signed definitive agreements with Calpine Corporation to:
  purchase its 180-megawatt De Pere Energy Center,
  terminate the existing purchase power agreement associated with the De Pere Energy Center, and enter into a new 10-year purchase power agreement with Calpine for up to 235 megawatts of capacity and energy from its proposed plant in central Wisconsin.

Wisconsin Public Service will pay approximately $120.4 million for the De Pere Energy Center and to terminate the existing power purchase agreement. The transaction is subject to certain regulatory approvals including that of the Public Service Commission of Wisconsin. The Commission's approval is expected in the fourth quarter of 2002.

Wisconsin Public Service is adding a 75-megawatt combustion turbine unit at its Pulliam plant location. The unit, which is expected to cost approximately $40 million, is to be completed by June 2003. Upper Peninsula Power originally planned construction of this unit. Wisconsin Public Service is seeking approval from the Public Service Commission of Wisconsin to enter into a contract to supply the unit's capacity to Upper Peninsula Power.

Wisconsin Public Service continues to evaluate its plans for construction of additional generation facilities as its power needs change. As part of this continual evaluation, Wisconsin Public Service intends to file for approval from the Public Service Commission of Wisconsin to build a 500-megawatt coal facility to be completed in 2008.

Kewaunee Plant

As a result of increased security concerns in the United States, the Kewaunee plant continues to evaluate its security measures. Wisconsin Public Service expects to make $1.4 million of capital improvements at the plant for security measures in 2002 and expects to incur $1.6 million annually in increased operation expenses for security purposes in 2002 with $1.0 million of additional operating costs annually beginning in 2003.

Dividends

On July 11, 2002, the Board of Directors of WPS Resources declared a dividend of 53-1/2 cents per share on common stock payable on September 20, 2002 to shareholders of record August 30, 2002.

Automated Meter Reading

The Automated Meter Reading project of Wisconsin Public Service has been temporarily suspended. Wisconsin Public Service, in cooperation with the manufacturer, state regulators, University of Wisconsin, and the Electric Power Research Institute has undertaken a study to determine the impact of the new technology on its distribution system and its customers. Final test results are expected in October 2002.

Wisconsin Public Service received approval from the Public Service Commission of Wisconsin to defer the costs incurred on this project in 2002, including the costs associated with the temporary suspension. The costs deferred are subject to the review of the Public Service Commission of Wisconsin in future rate proceedings.

Regulatory Matters

On August 2, 2002, Upper Peninsula Power filed with the Michigan Public Service Commission for permission to increase overall base rates for retail electric customers by $9.9 million or 18.5%. Upper Peninsula Power's rates were last increased in 1993 and 1994. The requested increase in rates is intended to cover:

  $22 million in hydro licensing and dam safety modifications mandated by the Federal Energy Regulatory Commission, new technology and operation systems, and
  increased security requirements since September 2001.

Final action on this rate request is expected in the first quarter of 2003.  Upper Peninsula Power has also requested an interim rate increase of approximately $5 million. Final action on the interim rate request is expected by the end of 2002.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

The following documents are attached as exhibits:

		12	WPS Resources Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
		12	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
		99.1	Written Statement of the WPS Resources Corporation Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
		99.2	Written Statement of the WPS Resources Corporation Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
		99.3	Written Statement of the Wisconsin Public Service Corporation Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
		99.4	Written Statement of the Wisconsin Public Service Corporation Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

	(b)	Reports on Form 8-K

A Form 8-K, dated May 28, 2002, was filed by WPS Resources and Wisconsin Public Service related to Item 4 a Change in Independent Accountants from Arthur Andersen, LLP to Deloitte & Touche LLP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WPS Resources Corporation

Date: August 12, 2002	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: August 12, 2002	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002
Exhibit No.	Description

12	WPS Resources Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
12	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
99.1	Written Statement of the WPS Resources Corporation Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2	Written Statement of the WPS Resources Corporation Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
99.3	Written Statement of the Wisconsin Public Service Corporation Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.4	Written Statement of the Wisconsin Public Service Corporation Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.