Form 10-Q
period 2002-09-30
WISCONSIN PUBLIC SERVICE CORP; WPS RESOURCES CORP
filed 2002-11-14
CIK 107833, 916863

______________________________________________________________________________
______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

WPS Resources Corporation	Yes [x] No [ ]
Wisconsin Public Service Corporation	Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:
WPS RESOURCES CORPORATION	Common stock, $1 par value, 31,884,949 shares outstanding at October 31, 2002

WISCONSIN PUBLIC SERVICE CORPORATION	Common stock, $4 par value, 23,896,962 shares outstanding at October 31, 2002

______________________________________________________________________________
______________________________________________________________________________

WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002 CONTENTS
		Page

	FORWARD-LOOKING STATEMENTS	3

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	WPS RESOURCES CORPORATION
	Consolidated Statements of Income	4
	Consolidated Balance Sheets	5
	Consolidated Statements of Cash Flows	6

	WISCONSIN PUBLIC SERVICE CORPORATION
	Consolidated Statements of Income and Comprehensive Income	7
	Consolidated Balance Sheets	8
	Consolidated Statements of Capitalization	9
	Consolidated Statements of Cash Flows	10
	Consolidated Statements of Retained Earnings	11

	CONDENSED NOTES TO FINANCIAL STATEMENTS OF
	WPS Resources Corporation and Subsidiaries Wisconsin Public Service Corporation	12-22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for
	WPS Resources Corporation	23-42
	Wisconsin Public Service Corporation	43-49

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	51

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	52-53

Item 5.	Other Information	53-56

Item 6.	Exhibits and Reports on Form 8-K	56

Signatures		57-62

EXHIBIT INDEX		63

Forward-Looking Statements

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
  expectations regarding future revenues,
  estimated future capital expenditures,
  expected costs of purchased power in the future,
  costs of decommissioning nuclear generating plants,
  recovery of deferred costs,
  estimated impact of changes in accounting standards,
  future cleanup costs associated with manufactured gas plant sites, and statements in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding trends or estimates.

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
  Changes to accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission, or other standard-setting agencies
  Growth and competition and the extent and timing of new business development in the markets of subsidiary companies
  The performance of projects undertaken by subsidiary companies
  Business combinations among our competitors and customers
  Energy supply and demand
  Financial market conditions, including availability, terms, and use of capital
  Nuclear and environmental issues
  Weather and other natural phenomena
  Commodity price and interest rate risk
  Acts of terrorism

We make no commitment to disclose any revisions to the forward-looking statements as a result of facts, events or circumstances after the date of this report.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions, except share amounts)	2002	2001	2002	2001

Nonregulated revenue	$361.9	$302.1	$1,102.1	$1,342.2
Utility revenue	247.7	215.0	758.3	749.5
Total revenues	609.6	517.1	1,860.4	2,091.7

Nonregulated cost of fuel, gas, and purchased power	335.1	284.6	1,028.7	1,301.4
Utility cost of fuel, gas, and purchased power	87.2	81.4	291.3	347.8
Operating and maintenance expense	103.9	84.3	321.3	262.3
Depreciation and decommissioning expense	23.8	21.2	72.5	60.8
Taxes other than income	10.0	8.6	29.9	26.5
Operating income	49.6	37.0	116.7	92.9

Miscellaneous income	11.0	6.6	34.1	13.4
Interest expense	(14.3)	(14.0)	(42.3)	(41.8)
Distributions - preferred securities of subsidiary trust	(0.9)	(0.9)	(2.6)	(2.6)
Other expense	(4.2)	(8.3)	(10.8)	(31.0)

Income before taxes	45.4	28.7	105.9	61.9
Income tax provision	14.1	6.1	23.4	2.6
Net income before preferred dividends	31.3	22.6	82.5	59.3

Preferred stock dividends of subsidiary	0.8	0.8	2.3	2.3
Income available for common shareholders	$ 30.5	$ 21.8	$ 80.2	$ 57.0

Average shares of common stock	31.9	28.7	31.7	27.9
Earnings per common share
Basic	$0.96	$0.76	$2.53	$2.04
Diluted	$0.95	$0.76	$2.52	$2.04
Dividends per common share	$0.535	$0.525	$1.585	$1.555

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30	December 31
(Millions)	2002	2001

Assets
Cash and cash equivalents	$ 43.8	$ 43.9
Restricted funds	3.5	21.3
Accounts receivable - net of reserves of $7.1 and $5.0, respectively	234.0	248.0
Accrued unbilled revenues	29.4	56.5
Inventories	126.9	102.5
Current assets from risk management activities	366.0	336.0
Other current assets	75.6	61.5
Current assets	879.2	869.7

Property, plant, and equipment - net of reserves of $1,808.7 and $1,762.7, respectively	1,585.2	1,463.6
Regulatory assets	63.3	91.0
Long-term assets from risk management activities	79.6	151.4
Other	286.7	294.3
Total assets	$2,894.0	$2,870.0

Liabilities and Shareholders' Equity
Short-term debt	$ 74.6	$ 46.2
Current portion of long-term debt	121.5	56.6
Accounts payable	312.8	334.6
Current liabilities from risk management activities	383.6	294.2
Other current liabilities	59.3	69.4
Current liabilities	951.8	801.0

Long-term debt	658.5	727.8
Deferred income taxes	83.1	69.5
Deferred investment tax credits	19.7	21.0
Regulatory liabilities	52.1	78.4
Environmental remediation liabilities	41.2	45.0
Benefit obligations	52.6	53.6
Long-term liabilities from risk management activities	76.3	145.7
Other	92.1	111.0
Long-term liabilities	1,075.6	1,252.0

Commitments and contingencies	-	-

Company-obligated mandatorily redeemable trust preferred
securities of subsidiary trust holding solely
WPS Resources 7.00% subordinated debentures	50.0	50.0
Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	765.5	715.9
Total liabilities and shareholders' equity	$2,894.0	$2,870.0

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(Millions)	2002	2001
Operating Activities
Net income before preferred dividends	$ 82.5	$ 59.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and decommissioning	72.5	60.8
Gain on nuclear decommissioning trust	(1.0)	(3.1)
Deferred income taxes and investment tax credit	15.0	(7.7)
Unrealized gains and losses on nonregulated energy contracts	9.1	(1.8)
Other	21.8	16.6
Changes in working capital
Receivables	12.9	139.6
Inventories	6.7	(27.4)
Other current assets	12.3	63.1
Accounts payable	(25.2)	(125.2)
Other current liabilities	(9.2)	(8.0)
Net cash operating activities	197.4	166.2

Investing Activities
Capital expenditures	(205.8)	(184.5)
Return of capital from equity method investment	-	42.3
Dividends received from equity method investment	5.4	-
Sale of assets	0.3	0.1
Decommissioning funding	(2.0)	(2.0)
Other	(16.3)	(27.8)
Net cash investing activities	(218.4)	(171.9)

Financing Activities
Short-term debt - net	46.1	(50.2)
Issuance of long-term debt	-	180.2
Repayment of long-term debt and capital lease	(4.4)	(61.0)
Payment of dividends
Preferred stock	(2.3)	(2.3)
Common stock	(50.1)	(43.2)
Issuance of common stock	23.6	13.9
Purchase of common stock	(1.2)	(0.7)
Other	9.2	(16.6)
Net cash financing activities	20.9	20.1
Change in cash and cash equivalents	(0.1)	14.4
Cash and cash equivalents at beginning of period	43.9	12.8
Cash and cash equivalents at end of period	$ 43.8	$ 27.2

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME	Three Months Ended		Nine Months Ended
AND COMPREHENSIVE INCOME (Unaudited)	September 30		September 30
(Millions)	2002	2001	2002	2001

Operating revenues
Electric	$197.1	$168.9	$522.3	$467.0
Gas	39.5	35.3	205.1	249.4
Total operating revenues	236.6	204.2	727.4	716.4
Operating expenses
Electric production fuels	36.8	33.2	92.9	93.8
Purchased power	26.9	28.3	69.8	69.9
Gas purchased for resale	22.6	19.9	126.5	184.2
Other operating expenses	60.0	43.3	184.1	141.8
Maintenance	15.1	15.9	53.9	48.1
Depreciation and decommissioning	19.4	18.0	60.9	50.5
Federal income taxes	10.1	10.6	26.0	27.7
Investment tax credit restored	(0.4)	(0.4)	(1.2)	(1.2)
State income taxes	3.6	2.5	7.3	6.3
Gross receipts tax and other	8.3	7.6	25.1	23.3
Total operating expenses	202.4	178.9	645.3	644.4
Operating income	34.2	25.3	82.1	72.0
Other income and (deductions)
Allowance for equity funds used during construction	0.8	0.3	2.2	1.2
Other, net	4.2	4.8	11.4	12.5
Income taxes	(1.5)	(0.2)	(3.7)	(1.5)
Total other income	3.5	4.9	9.9	12.2
Income before interest expense	37.7	30.2	92.0	84.2
Interest expense
Interest on long-term debt	6.9	6.2	20.9	17.1
Other interest	2.0	2.3	5.8	7.3
Allowance for borrowed funds used during construction	(0.3)	(0.5)	(0.9)	(1.5)
Total interest expense	8.6	8.0	25.8	22.9
Minority interest	(0.4)	(0.5)	(1.2)	(0.5)
Net income	28.7	21.7	65.0	60.8
Preferred stock dividend requirements	0.8	0.8	2.3	2.3
Earnings on common stock	27.9	20.9	62.7	58.5
Other comprehensive income	-	-	-	-
Comprehensive income	$ 27.9	$ 20.9	$ 62.7	$ 58.5

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30	December 31
(Millions)	2002	2001
ASSETS

Utility plant
Electric	$1,811.0	$1,748.5
Gas	418.7	392.6
Property under capital lease	74.1	74.1
Total	2,303.8	2,215.2
Less - Accumulated depreciation and decommissioning	1,447.3	1,419.0
Total	856.5	796.2
Nuclear decommissioning trusts	281.0	311.3
Construction in progress	88.3	53.9
Nuclear fuel, less accumulated amortization	18.9	24.9
Net utility plant	1,244.7	1,186.3

Current assets
Cash and cash equivalents	18.0	9.9
Customer and other receivables, net of reserves of $3.5 for both periods	83.8	85.7
Accrued utility revenues	20.0	40.9
Fossil fuel, at average cost	14.1	15.1
Gas in storage, at average cost	30.4	33.6
Materials and supplies, at average cost	24.9	23.7
Assets from risk management	2.6	5.0
Prepayments and other	34.7	24.3
Total current assets	228.5	238.2

Regulatory assets	61.4	89.0
Pension assets	84.2	84.3
Goodwill	35.5	35.4
Investments and other assets	90.6	97.7
Total	$1,744.9	$1,730.9

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$ 742.3	$ 710.6
Preferred stock with no mandatory redemption	51.2	51.2
Capital lease obligation	71.5	72.1
Long-term debt to parent	12.9	13.1
Long-term debt	280.3	330.4
Total capitalization	1,158.2	1,177.4

Current liabilities
Current portion of long-term debt and capital lease obligation	100.9	50.9
Note payable	10.0	10.0
Accounts payable	78.1	73.0
Accrued interest and taxes	8.9	20.0
Other	23.5	15.6
Total current liabilities	221.4	169.5

Long-term liabilities and deferred credits
Accumulated deferred income taxes	126.5	116.6
Accumulated deferred investment tax credits	18.4	19.6
Regulatory liabilities	44.5	70.7
Environmental remediation liability	39.7	43.4
Postretirement liabilities	52.6	53.6
Other long-term liabilities	83.6	80.1
Total long-term liabilities and deferred credits	365.3	384.0

Commitments and contingencies	-	-
Total	$1,744.9	$1,730.9

The accompany condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)	September 30	December 31
(Millions, except share amounts)	2002	2001

Common stock equity
Common stock	$ 95.6	$ 95.6
Premium on capital stock	381.8	364.6
Retained earnings	264.9	250.4
Total common stock equity	742.3	710.6

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -

Series Shares Outstanding
5.00% 132,000	13.2	13.2
5.04% 30,000	3.0	3.0
5.08% 50,000	5.0	5.0
6.76% 150,000	15.0	15.0
6.88% 150,000	15.0	15.0
Total preferred stock	51.2	51.2

Capital lease obligation	72.4	73.0
Current portion	(0.9)	(0.9)
Net capital lease obligation	71.5	72.1

Long-term debt to parent
Series Year Due
8.76% 2015	5.3	5.4
7.35% 2016	7.6	7.7
Total long-term debt to parent	12.9	13.1

Long-term debt
First mortgage bonds
Series Year Due
7.30% 2002	50.0	50.0
6.80% 2003	50.0	50.0
6.125% 2005	9.1	9.1
6.90% 2013	22.0	22.0
7.125% 2023	50.0	50.0
Senior notes
Series Year Due
6.08% 2028	50.0	50.0
6.125% 2011	150.0	150.0
Total	381.1	381.1
Unamortized discount and premium on bonds, net	(0.8)	(0.7)
Total first mortgage bonds and senior notes	380.3	380.4
Current portion	(100.0)	(50.0)
Total long-term debt	280.3	330.4
Total capitalization	$1,158.2	$1,177.4

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(Millions)	2002	2001

Cash flows from operating activities:
Net income	$ 65.0	$ 60.8

Adjustments to reconcile net income to net cash from
operating activities -
Depreciation and decommissioning	60.9	50.5
Gain on nuclear decommissioning trust	(1.0)	(3.1)
Amortization of nuclear fuel and other	35.0	6.1
Deferred income taxes	9.1	13.6
Investment tax credit restored	(1.2)	(1.2)
Allowance for equity funds used during construction	(2.2)	(1.2)
Equity income, net of minority interest	(6.8)	(6.4)
Pension income	0.1	(4.8)
Postretirement funding	5.0	3.8
Other, net	2.2	8.8
Changes in -
Customer and other receivables	1.9	15.5
Accrued utility revenues	20.9	36.6
Fossil fuel inventory	1.0	(1.7)
Gas in storage	3.2	(21.0)
Miscellaneous assets	(12.4)	4.9
Accounts payable	5.1	(36.7)
Miscellaneous current and accrued liabilities	(8.7)	(13.2)
Accrued taxes and interest	(11.1)	0.2
Net cash operating activities	166.0	111.5

Cash flows from investing activities:
Construction of utility plant and nuclear fuel expenditures	(125.7)	(127.6)
Decommissioning funding	(2.0)	(2.0)
Purchase of other property and equipment	-	(17.5)
Dividends received from equity method investment	3.7	-
Return of capital on equity method investment	-	32.3
Other	2.5	(2.1)
Net cash investing activities	(121.5)	(116.9)

Cash flows from financing activities:
Short-term debt - net	-	(35.0)
Repayment of long-term debt and capital lease	(0.9)	(53.8)
Issuance of long-term debt	-	150.0
Redemption of obligations acquired in purchase business combination	-	(15.8)
Equity contributions from parent	45.0	40.0
Preferred stock dividends	(2.3)	(2.3)
Dividends to parent	(48.0)	(44.5)
Equity withdrawal by parent	(30.0)	(35.0)
Other	(0.2)	(0.1)
Net cash financing activities	(36.4)	3.5
Change in cash and cash equivalents	8.1	(1.9)
Cash and cash equivalents at beginning of period	9.9	4.4
Cash and cash equivalents at end of period	$ 18.0	$ 2.5

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)	Nine Months Ended
	September 30
(Millions)	2002	2001

Balance at beginning of period	$250.4	$229.3
Add - Net income	65.0	60.8
	315.4	290.1
Deduct -
Cash dividends declared on preferred stock	2.3	2.3
Dividend to parent	48.0	44.5
Other	0.2	-
	50.5	46.8
Balance at end of period	$264.9	$243.3

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION AND SUBSIDIARIES
WISCONSIN PUBLIC SERVICE CORPORATION
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

NOTE 1. FINANCIAL INFORMATION

We have prepared the consolidated financial statements of WPS Resources Corporation and Wisconsin Public Service Corporation under the rules and regulations of the Securities and Exchange Commission. These financial statements have not been audited. Management believes that these financial statements include all normal recurring adjustments which are necessary for a fair presentation of the financial results for each period shown. Certain items from the prior period have been reclassified to conform with the current year presentation. We have condensed or omitted certain financial information and footnote disclosures normally included in our Annual Report on Form 10-K. We believe that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read along with the financial statements and notes included with our Annual Report on Form 10-K for the year ended December 31, 2001.

Because of the seasonal nature of utility operations, the results reported for the periods presented may not be representative of annual results.

NOTE 2. CASH AND CASH EQUIVALENTS

We consider short-term investments with an original maturity of three months or less to be cash equivalents.

(Millions)	Nine Months Ended September 30
WPS Resources
2002
2001
Cash paid for interest
$37.8
$36.6
Cash paid for income taxes
$24.2
$15.8

Wisconsin Public Service
Cash paid for interest
$22.2
$19.4
Cash paid for income taxes
$28.4
$38.1

There were no noncash investing and financing activities during the first nine months of 2002 at WPS Resources or Wisconsin Public Service.

The following noncash investing and financing activities occurred in the first nine months of 2001 at WPS Resources, Wisconsin Public Service, and Upper Peninsula Power Company:

Wisconsin Public Service and Upper Peninsula Power made investments in American Transmission Company, LLC with the exchange of $93.5 million of electric utility transmission assets net of accumulated depreciation for an approximate 15.1% equity interest in American Transmission Company and a $42.3 million consolidated return of capital as shown on the Consolidated Statements of Cash Flows. Wisconsin Public Service contributed $71.3 million of the total $93.5 million of electric utility transmission assets net of accumulated depreciation. Of the total return of capital, Wisconsin Public Service received $32.3 million. As a result of the investment, Wisconsin Public Service received an approximate 11.6% equity interest in American Transmission Company.

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

At September 30, 2002, WPS Resources has concluded that the majority of its contracts do not meet the definition of a derivative as defined by Statement No. 133. On October 30, 2002, the Emerging Issues Task Force issued guidance to rescind Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" which WPS Resources followed through September 30, 2002 in accounting for certain transactions at its wholly owned subsidiary, WPS Energy Services. As a result of the rescission, WPS Energy Services will be required to evaluate its contracts under Statement No. 133. The rescission is effective immediately for all energy trading contracts entered into after October 25, 2002. The rescission is effective January 1, 2003, for contracts entered into on or prior to October 25, 2002. See Note 10, New Accounting Standards, for more information.

Wisconsin Public Service has entered into a limited number of commodity contracts to service its customers that meet the definition of a derivative under Statement No. 133. These contracts are primarily natural gas purchase agreements and also include electric purchase and sale contracts. Management believes any gains or losses resulting from the eventual settlement of these contracts will be collected from or refunded to customers. Therefore, the derivative amounts to be recorded as a result of these contracts are offset with a corresponding regulatory asset or liability pursuant to Statement No. 71. As of September 30, 2002, we have recorded an Asset from Risk Management Activities and a Regulatory Liability of $2.6 million related to these Wisconsin Public Service contracts. The Asset from Risk Management Activities and Regulatory Liability related to the Wisconsin Public Service contracts at December 31, 2001 was $5.0 million.

WPS Resources' nonregulated segments have also entered into a limited number of contracts that meet the definition of a derivative under Statement No. 133. One of these contracts is an interest rate swap that is used to fix the interest rate for the full term of a variable rate loan that is due in March 2018. In accordance with Statement No. 133, management has designated this contract as a cash flow hedge. At September 30, 2002, we have recorded a Liability from Risk Management Activities of $13.0 million related to this swap. At December 31, 2001, we had recorded a Liability from Risk Management Activities related to this swap of $4.5 million. Because the swap was determined to be 100% effective, we offset these liabilities with charges to Other Comprehensive Income, net of deferred taxes. We did not exclude any component of the derivative instrument's loss from the assessment of hedge effectiveness.

WPS Energy Services has a limited number of foreign currency transactions that meet the definition of a derivative under Statement No. 133. These transactions are used to mitigate foreign currency exchange rate risk. The effect on the balance sheet and income statement related to these derivatives at September 30, 2002, was not significant.

WPS Resources and its subsidiaries hold a limited number of other derivative instruments. The effect on the balance sheet and income statement for these contracts at September 30, 2002 was not significant.

WPS Energy Services, Inc. uses derivative financial and commodity instruments to reduce market risk associated with changing prices of natural gas and electricity sold at firm prices to its customers. WPS Energy Services currently marks its energy contracts and related financial instruments to fair value in accordance with Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The majority of WPS Resources' assets and liabilities from risk management activities are the result of WPS Energy Services' mark-to-market activities under Issue 98-10.

Pursuant to current accounting under Issue 98-10, WPS Energy Services measures the fair value of contracts, including NYMEX exchange and over-the-counter contracts, natural gas options, natural gas and electric power physical fixed price contracts, basis contracts, and related financial instruments on a mark-to-market basis using risk management systems. The primary input for natural gas pricing is the settled forward price curve of the NYMEX exchange, which includes spreads, contracts, and options. Basis pricing is derived from published indices and documented broker quotes. WPS Energy Services also bases electric prices on published indices and documented broker quotes. WPS Energy Services recognizes dealer profit or unrealized gain or loss at inception of a contract only when evidenced by quoted market prices or other current market transactions for energy trading contracts with similar terms and counterparties.

NOTE 4. LONG-TERM DEBT
(Millions)		September 30 2002	December 31 2001
Capital lease obligation - Wisconsin Public Service		$ 72.4	$ 73.0
Less: Current portion		(0.9)	(0.9)
Long-term capital lease obligation		71.5	72.1

First mortgage bonds - Wisconsin Public Service
Series	Year Due
7.30%	2002	50.0	50.0
6.80%	2003	50.0	50.0
6.125%	2005	9.1	9.1
6.90%	2013	22.0	22.0
7.125%	2023	50.0	50.0

Senior notes - Wisconsin Public Service
Series	Year Due
6.08%	2028	50.0	50.0
6.125%	2011	150.0	150.0

First mortgage bonds - Upper Peninsula Power
Series	Year Due
7.94%	2003	15.0	15.0
10.0%	2008	2.1	2.1
9.32%	2021	18.0	18.0

Unsecured senior notes - WPS Resources
Series	Year Due
7.00%	2009	150.0	150.0

Term loans - nonrecourse, secured by nonregulated assets
		92.8	95.8
Tax exempt bonds		27.0	27.0
Notes payable to bank, secured by nonregulated plant		19.7	20.3
Senior secured note		3.2	3.3
Total		708.9	712.6
Unamortized discount and premium on bonds and debt		(1.3)	(1.2)
Total long-term debt		707.6	711.4
Less current portion		(120.6)	(55.7)
Net long-term debt		587.0	655.7
Total long-term debt and capital lease obligation		$658.5	$727.8

NOTE 5. INCOME TAXES

WPS Resources' income tax expense and effective income tax rate for the nine months ended September 30, 2002 were $23.4 million and 22.1%, respectively, compared with $2.6 million and 4.1% for the same period in 2001.  The primary reasons for the change were higher consolidated book income before tax in 2002 and the effect of lower Section 29 tax credits.

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
	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2002	2001	2002	2001
Income available for common shareholders	$30.5	$21.8	$80.2	$57.0
Cash flow hedge (loss)	(3.6)	(2.5)	(5.1)	(4.8)
Total comprehensive income	$26.9	$19.3	$75.1	$52.2

NOTE 7. COMMITMENTS AND CONTINGENCIES

We have reviewed the status of our commitments and contingencies and believe the only material changes from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2001, relate to the items discussed below. See WPS Resources' Notes to Consolidated Financial Statements Note 14--Commitments and Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2001 for specific details.

Sale of a portion of ECO Coal Pelletization #12

In November 2001, WPS Power Development, Inc., through its subsidiary, ECO Coal Pelletization #12, entered into a transaction with a subsidiary of a public company resulting in ECO #12 selling its synthetic fuel producing machinery to a newly-formed entity in exchange for cash and a one-third ownership interest in the newly-formed entity. This transaction was subject to certain contingencies, and the buyer was granted related rescission rights and put options. One of those rescission rights related to the receipt of a Private Letter Ruling from the Internal Revenue Service. In April 2002, a favorable Private Letter Ruling was issued to the buyer that satisfied one of those contingencies and eliminated the related rescission right. With the receipt of the Private Letter Ruling, WPS Power Development recorded $16.7 million pre-tax of the deferred gain associated with this sale in the second quarter of 2002. During the third quarter of 2002 certain other contingencies were satisfied resulting in WPS Power Development recording an additional $10.1 million pre-tax of the deferred gain associated with the sale. WPS Power Development recognized $1.2 million pre-tax of the deferred gain in the first quarter of 2002. We expect that the remainder of the deferred gain of approximately $10 million will be recognized in the fourth quarter of 2002 and possibly into 2003, as the remaining contingencies are satisfied.

Concurrent with the sale of a portion of this project, WPS Power Development bought out the interest of its previous partner in the ECO #12 project. The actual payments to this former partner are contingent upon the same provisions referred to above. As a result, $21.3 million was originally placed in escrow at the time of the sale to be released proportionately as the respective rescission rights and put options expire. Pursuant to the favorable Private Letter Ruling and satisfaction of certain other contingencies, $17.8 million of the escrowed amount was released to the former partner during 2002. At September 30, 2002, $3.5 million remains in escrow.

Environmental

In November of 1999, the United States Environmental Protection Agency announced the commencement of a Clean Air Act enforcement initiative targeting the utility industry. This initiative resulted in the issuance of several notices of violation/finding of violations and the filing of lawsuits against utilities. In these enforcement proceedings the Environmental Protection Agency claims that the utilities made modifications to the coal-fired boilers and related equipment at the utilities' electric generating stations without first obtaining appropriate permits under the Environmental Protection Agency's pre-construction permit program and without installing appropriate air pollution control equipment. In addition, the Environmental Protection Agency is also claiming, in certain situations, that there were violations of the Clean Air Act's "new source performance standards." In these matters where actions have been commenced, the federal government is seeking penalties and the installation of pollution control equipment.

In December of 2000 Wisconsin Public Service received from the Environmental Protection Agency a request for information under Section 114 of the Clean Air Act. The Environmental Protection Agency sought information and documents relating to work performed on the coal-fired boilers located at Wisconsin Public Service's Pulliam and Weston electric generating stations. Wisconsin Public Service filed a response with the Environmental Protection Agency in early 2001.

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

In 2000, 2001, and 2002 Wisconsin Power and Light Company received a similar series of Environmental Protection Agency information requests relating to work performed on certain coal-fired boilers and related equipment at the Columbia generating station (a facility located in Portage, Wisconsin jointly owned by Wisconsin Power and Light, Madison Gas and Electric, and Wisconsin Public Service). Wisconsin Power and Light is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility. Wisconsin Power and Light filed its most recent response for the Columbia facility on July 12, 2002.

Depending upon the results of the Environmental Protection Agency's review of the information, the Environmental Protection Agency may seek additional information from Wisconsin Public Service and/or third parties who have information relating to the boilers, close out the investigation or issue a "notice of violation" or "finding of violation" asserting that a violation of the Clean Air Act occurred. To date, the Environmental Protection Agency has not responded to the filings made by Wisconsin Public Service and Wisconsin Power and Light.

In response to the Environmental Protection Agency's Clean Air Act enforcement initiative, several other utilities have elected to settle with the Environmental Protection Agency, while others are in litigation. In general, those utilities that have settled have entered into consent decrees which require the companies to pay fines and penalties, undertake supplemental environmental projects and either upgrade or replace pollution controls at existing generating units or shutdown existing units and replace these units with new electric generating facilities. Several of the settlements involve multiple facilities. The fines and penalties (including the capital costs of supplemental environmental projects) associated with these settlements range between $7 million and $30 million. Factors typically considered in settlements include, but are not necessarily limited to, the size and number of facilities, as well as the duration of alleged violations, and the presence or absence of aggravating circumstances. The regulatory interpretations upon which the lawsuits or settlements are based may change based on future court decisions that may be rendered in the pending litigations.

If the federal government decides to bring a claim against Wisconsin Public Service and if it is determined by a court that historic projects at the Pulliam or Weston electric generating stations required either a state or federal Clean Air Act permit, Wisconsin Public Service may, under the applicable statutes, be required to (a) shut down any unit found to be operating in non-compliance, (b) install additional pollution control equipment and/or (c) pay a fine (or pay a fine and conduct a supplemental environmental project) in order to resolve any such claims.

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

Wisconsin Public Service will pay approximately $120 million for the De Pere Energy Center and the termination of the existing purchased power agreement. The transaction is subject to certain regulatory approvals including that of the Public Service Commission of Wisconsin. Wisconsin Public Service expects to receive approvals from the Public Service Commission of Wisconsin by November 30, 2002. Wisconsin Public Service expects the transaction to be completed by year-end.

On October 17, 2002, WPS Energy Services entered into an agreement to purchase a book of retail gas business and the seller's current marketing offices in the provinces of Quebec and Ontario, Canada. This transaction closed on November 1, 2002. Consideration for the purchase consists of an earn-out to the seller based on a percent of margin on the volume delivered during the two years ending October 31, 2004. The business is part of the operations of WPS Energy Services of Canada Corp., a subsidiary of WPS Energy Services, created in October 2002.

Kewaunee Nuclear Power Plant

The commercial nuclear power industry has recently experienced several instances of cracking and leakage of the reactor vessel head. In response to these instances of degradation, the Nuclear Regulatory Commission has mandated that inspections be performed at each plant. During the Kewaunee nuclear power plant's 2001 refueling outage, a complete visual head inspection was performed which did not reveal any problems. During the spring 2003 refueling outage, a complete visual head inspection will again be performed. If we find any indicated flaws, a more detailed reactor vessel head inspection will be necessary at a cost of approximately $5 million and a one-week outage delay. At this time, however, we are not anticipating that the more detailed inspection will be required. Wisconsin Public Service is evaluating the replacement of the reactor vessel head to avoid costs of future required inspections. Assuming approval from the Public Service Commission of Wisconsin, Wisconsin Public Service anticipates the replacement of the reactor vessel head could occur in the fall 2004 refueling outage at a cost of approximately $20 million.

NOTE 8. EARNINGS PER SHARE
Common stock shares, $1 par value	September 30 2002	December 31 2001
Total shares issued, 200,000,000 shares authorized	31,926,870	31,496,296
Treasury shares	75,139	307,052
Average cost of treasury shares	$23.05	$25.17
Shares in deferred compensation trust	164,206	135,995
Average cost of deferred compensation trust shares	$32.20	$30.67

Earnings per share is computed by dividing net income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the exercise and/or conversion of all potentially dilutive securities. Such dilutive items include in-the-money stock options. Diluted earnings per share for the periods shown are calculated excluding some stock option plan shares that had an anti-dilutive effect. The number of anti-dilutive shares is immaterial at September 30, 2002 and 2001. The following table reconciles the computation of basic and diluted earnings per share:

Reconciliation of Earnings Per Share (Millions, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net income available to common shareholders	$30.5	$21.8	$80.2	$57.0
Basic weighted average shares	31.9	28.7	31.7	27.9
Incremental issuable shares	0.2	0.1	0.1	0.1
Diluted weighted average shares	32.1	28.8	31.8	28.0
Basic earnings per common share	$0.96	$0.76	$2.53	$2.04
Diluted earnings per common share	$0.95	$0.76	$2.52	$2.04

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

The tables below present summary information pertaining to our operations segmented by lines of business.
	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric	Gas	Total Utility	WPS Energy Services	WPS Power Development	Holding Company & Other	Reconciling Eliminations	WPS Resources Consolidated

Quarter Ended September 30, 2002
Operating revenues	$214.4	$ 39.5	$253.9	$ 317.0	$49.1	$0.3	$(10.7)	$ 609.6
Net income (loss)	28.0	(1.3)	26.7	0.8	4.6	(1.3)	(0.3)	30.5

Quarter Ended September 30, 2001
Operating revenues	$186.1	$ 35.3	$221.4	$ 267.4	$39.2	$0.3	$(11.2)	$ 517.1
Net income (loss)	21.8	(1.3)	20.5	1.2	1.1	(1.0)	-	21.8

Nine Months Ended September 30, 2002
Operating revenues	$570.4	$205.1	$775.5	$1,003.4	$110.4	$1.0	$(29.9)	$1,860.4
Net income (loss)	49.1	10.4	59.5	7.0	16.2	(2.3)	(0.2)	80.2

Nine Months Ended September 30, 2001
Operating revenues	$516.8	$249.4	$766.2	$1,240.4	$115.3	$1.0	$(31.2)	$2,091.7
Net income (loss)	47.9	7.7	55.6	3.4	2.8	(4.8)	-	57.0

Wisconsin Public Service's principal business segments are the regulated electric utility operations and the regulated gas utility operations.
Segments of Business (Millions)	Electric	Gas	Total Utility	Other	Reconciling Eliminations	Wisconsin Public Service Consolidated

Quarter Ended September 30, 2002
Operating revenues	$197.1	$ 39.5	$236.6	$0.4	$(0.4)	$236.6
Net income (loss)	27.5	(1.3)	26.2	1.7	-	27.9

Quarter Ended September 30, 2001
Operating revenues	$168.9	$ 35.3	$204.2	$0.4	$(0.4)	$204.2
Net income (loss)	21.2	(1.3)	19.9	1.0	-	20.9

Nine Months Ended September 30, 2002
Operating revenues	$522.3	$205.1	$727.4	$1.1	$(1.1)	$727.4
Net income (loss)	47.9	10.4	58.3	4.4	-	62.7

Nine Months Ended September 30, 2001
Operating revenues	$467.0	$249.4	$716.4	$1.1	$(1.1)	$716.4
Net income (loss)	46.5	7.7	54.2	4.3	-	58.5

NOTE 10. NEW ACCOUNTING STANDARDS

Accounting for Asset Retirement Obligations

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

Rescission of FASB Statements No 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

The Financial Accounting Standards Board issued Statement No. 145, "Rescission of FASB Statements No 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," in April 2002. This statement covers accounting for gains and losses from extinguishment of debt and certain lease modifications similar to sale-leaseback transactions. We currently are not involved in either of these types of transactions; therefore, Statement No. 145 had no impact on WPS Resources at September 30, 2002.

Accounting for Costs Associated with Exit or Disposal Activities

On July 30, 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not anticipate any initial material impacts from this statement.

Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities

The Emerging Issues Task Force of the Financial Accounting Standards Board clarifies accounting standards for diversity in practice. The Task Force reached consensus on several issues related to energy trading company operations in June 2002 under Emerging Issues Task Force Issue 02-03, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The Task Force had further discussions regarding Issue 02-03 on September 11 and 12, 2002 and October 25, 2002. On October 30, 2002 the Task Force issued guidance that superseded its consensus from June 2002. As a result, WPS Resources will follow the guidance issued on October 30, 2002 by the Emerging Issues Task Force.

Issue 02-03 when adopted by WPS Resources will require us to report revenues net of related cost of sales for all derivative instruments within the scope of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" classified as trading. Issue 02-03 will require WPS Resources to apply this net reporting to WPS Energy Services' revenues and cost of sales for all periods presented. Current generally accepted accounting principles allow WPS Resources to present realized revenues and expenses related to WPS Energy Services' energy trading contracts on a gross basis. The adoption of this new accounting guidance will not impact WPS Resources' or WPS Energy Services' net income previously reported for 2002 or 2001.

Had WPS Resources adopted the guidance issued in June 2002 for Issue 02-03 effective for third quarter 2002, our total revenues and income available for common shareholders would have appeared as shown in the table below. The financial information presented in our October 29, 2002 earnings press release was reflected on a net basis because the press release was issued prior to the final guidance issued October 30, 2002.
(Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Total revenues	$304.8	$260.1	$900.1	$886.2
Income available for common shareholders	30.5	21.8	80.2	57.0

Following the guidance issued on October 30, 2002 we are reporting the following financial information in our September 30, 2002 financial statements.
(Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Total revenues	$609.6	$517.1	$1,860.4	$2,091.7
Income available for common shareholders	30.5	21.8	80.2	57.0

The Emerging Issues Task Force came to a further consensus to rescind Issue 98-10 and preclude mark-to-market accounting for energy trading contracts that are not derivatives pursuant to Statement No. 133. WPS Energy Services has followed the accounting guidance presented under Issue 98-10 since January 1, 2000. The rescission is effective immediately for all energy trading contracts entered into after October 25, 2002, and is effective January 1, 2003 for contracts entered into on or prior to October 25, 2002. Issue 98-10 required that energy trading contracts be marked to market (that is, measured at fair value as of the balance sheet date) with the gains and losses included in earnings. As a result of the rescission, WPS Energy Services will be required to reevaluate its contracts within the hierarchy of generally accepted accounting principles excluding Issue 98-10. The effect of the rescission of Issue 98-10 on energy trading contracts entered into prior to October 25, 2002 will be accounted for as a cumulative effect of a change in accounting principle at January 1, 2003. The company is currently evaluating its contracts and has not yet determined the impact that this rescission will have on its financial statements. The changes will primarily affect the timing of the recognition of income or loss and will not change the economics or cash flows of the underlying transactions.

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

NOTE 12. ACQUISITIONS

On May 31, 2002, WPS Power Development acquired CH Resources, Inc. from Central Hudson Energy Services, Inc. CH Resources owns three power plants and associated assets with a combined capacity of 257 megawatts located in upstate New York. The initial purchase price payment was $57.9 million. In September 2002, a working capital adjustment of $1.3 million was paid to Central Hudson, which brought the total purchase price to $59.2 million. The corporate name of CH Resources, Inc. has been changed to WPS Empire State, Inc.

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

Third Quarter 2002 Compared with Third Quarter 2001

WPS Resources Overview

WPS Resources' third quarter 2002 and third quarter 2001 results of operations are shown in the following chart:
WPS Resources' Results	Third Quarter
(Millions, except per share amounts)	2002	2001	Change

Consolidated operating revenues	$609.6	$517.1	18%
Income available for common shareholders	30.5	21.8	40%
Basic earnings per share	0.96	0.76	26%
Diluted earnings per share	$0.95	$0.76	25%

Income increased $8.7 million primarily due to recognition of a portion of the deferred gain in the third quarter of 2002 related to WPS Power Development's 2001 sale of part of its synthetic fuel operation. Increased margins were experienced by most business segments but were partially offset by increased operating and depreciation expenses. Electric and gas utility margins at Wisconsin Public Service were impacted positively by a Public Service Commission of Wisconsin final rate order that was effective June 22, 2002 authorizing a 10.9% increase in Wisconsin retail electric rates and a 3.9% increase in Wisconsin retail natural gas rates.

Overview of Utility Operations

Utility operations include the electric utility operations at Wisconsin Public Service and Upper Peninsula Power and the gas utility operations at Wisconsin Public Service. Net income from electric utility operations was $28.0 million in the third quarter of 2002 compared with $21.8 million in the third quarter of 2001. Gas utility operations experienced a net loss of $1.3 million in both the third quarter of 2002 and the third quarter of 2001.

Electric Utility Operations

The consolidated electric utility margin represents electric revenue less fuel and purchased power costs exclusive of intercompany transactions. Our consolidated electric utility margin increased $26.6 million, or 23%. The electric utility margin increased due to the Wisconsin retail electric rate increase at Wisconsin Public Service and higher overall electric utility sales volumes.
WPS Resources' Consolidated	Third Quarter
Electric Utility Results (Millions)	2002	2001

Revenues	$208.5	$180.4
Fuel and purchased power costs	64.8	63.3
Margins	$143.7	$117.1

Sales in kilowatt-hours	3,684,653	3,368,975

Our consolidated electric utility revenues increased $28.1 million, or 16%, in the third quarter of 2002 as the result of the electric rate increase and a 9% increase in overall sales volumes at Wisconsin Public Service. Sales volumes were up 30% for lower margin, wholesale customers while sales to higher margin customers increased only 7% for residential customers and only 3% for commercial and industrial customers. Sales volumes were affected favorably by the weather. The third quarter cooling season in 2002 was 2% warmer than the cooling season in the third quarter of 2001, and 21% warmer than normal.

Increased fuel costs for power generation were partially offset by lower purchased power expenses.

Our consolidated fuel expense for generation plants increased $3.2 million, or 9%. Our consolidated purchased power expense, however, decreased $1.7 million, or 6%. Overall generation from Wisconsin Public Service's plants increased 14% while purchased volumes decreased 9%. The change in the energy supply mix was largely due to the availability of less expensive power generation from the Kewaunee Nuclear Power Plant. Wisconsin Public Service increased its ownership interest in the Kewaunee plant in September 2001.

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
Wisconsin Public Service's	Third Quarter
Gas Utility Results (Millions)	2002	2001

Revenues	$39.5	$35.3
Purchase costs	22.6	19.9
Margins	$16.9	$15.4

Throughput in therms	123,355	124,037

The Wisconsin retail natural gas rate increase, partially offset by a slight decrease in overall natural gas throughput volumes, resulted in a higher gas utility margin of $1.5 million, or 10%, in the third quarter of 2002. Wisconsin Public Service's gas revenues increased $4.2 million primarily as the result of the natural gas rate increase.

Wisconsin Public Service's natural gas purchase costs increased $2.7 million due to a 9% increase in the cost per therm in the third quarter of 2002 compared with the third quarter of 2001. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

Other Utility Expenses/Income

Utility operation and maintenance expenses increased $15.8 million primarily due to increased benefit costs, amortization of regulatory deferrals, higher transmission expenses, and increased demand-side management (energy conservation) expenses.

Utility depreciation and decommissioning expense increased $1.2 million. Plant asset depreciation expense at Wisconsin Public Service increased $3.7 million largely due to additional plant assets including Wisconsin Public Service's greater ownership interest in the Kewaunee plant. Lower depreciation expense of $2.3 million related to decommissioning earnings partially offset the increased plant asset depreciation.

Utility miscellaneous income decreased $1.1 million primarily as the result of lower earnings on Wisconsin Public Service's nuclear decommissioning trust assets. Due to regulatory practice, a decrease in earnings on the trust assets is largely offset by decreased depreciation expense. Contributing positively to miscellaneous income were increased earnings from Wisconsin Public Service's equity investments in Wisconsin River Power Company and American Transmission Company.

Overview of Nonregulated Operations

Nonregulated operations consist of natural gas, electric, and other sales at WPS Energy Services, a diversified energy supply and services company, and the operations of WPS Power Development, an electric generation asset development company.

WPS Energy Services' net income was $0.8 million in the third quarter of 2002 compared with $1.2 million in the same period of 2001. WPS Power Development had net income of $4.6 million in the third quarter of 2002 compared with $1.1 million in the third quarter of 2001. WPS Power Development's increase in net income in the third quarter of 2002 was largely due to recognition of an after-tax gain of approximately $6 million related to the 2001 sale of part of its synthetic fuel operation.

Overview of WPS Energy Services

WPS Energy Services' principal business involves nonregulated gas sales. In addition, higher margin nonregulated electric sales continue to be important factor in the growth of WPS Energy Services. Revenues at WPS Energy Services were $317.0 million in the third quarter of 2002 compared with $267.4 million in the third quarter of 2001. Revenues increased at WPS Energy Services largely as the result of higher sales volumes in the retail gas segment and the addition of customers through several electric aggregation programs.

WPS Energy Services' Margins
WPS Energy Services'	Third Quarter
Gas Results (Millions)	2002	2001

Nonregulated gas revenues	$249.0	$216.3
Nonregulated gas cost of sales	244.1	212.9
Margins	$ 4.9	$ 3.4

The nonregulated gas margin at WPS Energy Services increased $1.5 million due to increased retail sales volumes and better management of its retail gas procurement and volume risk processes. The retail sales volumes increased 5.0 million dekatherms to 25.3 million dekatherms in the three months ended September 30, 2002 when compared with the same period in 2001. Wholesale sales volumes increased 3.9 million dekatherms to 54.0 million dekatherms in the three months ended September 30, 2002 when compared with the same period in 2001.
WPS Energy Services'	Third Quarter
Electric Results (Millions)	2002	2001

Nonregulated electric revenues	$67.2	$50.2
Nonregulated electric cost of sales	64.3	46.8
Margins	$ 2.9	$ 3.4

Nonregulated electric revenues at WPS Energy Services increased $17.0 million, but the nonregulated electric margin decreased $0.5 million. The decrease in electric margin was due to WPS Energy Services' sale of reserved peak demand energy at lower prices in a depressed market caused by reduced retail customer demand and a decrease in new wholesale transactions. The retail sales volumes increased 0.2 million megawatt hours in the three months ended September 30, 2002 when compared with the same period in 2001. Wholesale sales volumes increased 0.6 million megawatt hours in the three months ended September 30, 2002 when compared with the same period in 2001.

WPS Energy Services' Other Expenses

Operating expenses at WPS Energy Services increased $1.6 million in the third quarter of 2002 compared with the third quarter of 2001 due to costs associated with business expansion and the operation of its gas storage facility which became commercially operational in the first quarter of 2002.

Overview of WPS Power Development

Revenues at WPS Power Development increased $9.9 million, or 25%, in the third quarter of 2002 compared with the third quarter of 2001. Revenues increased $10.9 million from the operation of the generation assets of WPS Empire State, Inc. which WPS Power Development acquired in June 2002. The Combined Locks Energy Center, which started operations in the second quarter of 2002 contributed $3.5 million to increased revenues. Partially offsetting these increases to revenues was the change in accounting due to the sale of two-thirds of WPS Power Development's interest in its synthetic fuel operation in the fourth quarter of 2001. As a result of this sale, WPS Power Development no longer consolidates the results of its synthetic fuel operation. The remaining interest in this operation is now accounted for under the equity method of accounting. This change reduced revenues by $4.1 million. In addition, the Sunbury generation plant experienced a $2.6 million reduction in revenue when compared with the third quarter of 2001 resulting from lower energy prices for its spot market sales. Spot market prices in 2002 have been depressed compared with the spot market price spikes that were experienced in 2001.

WPS Power Development had net income of $4.6 million in the third quarter of 2002 compared with net income of $1.1 million in the third quarter of 2001. The primary reason for the increase in income was the recognition of an after-tax gain of approximately $6 million in the third quarter of 2002 related to the sale of a portion of WPS Power Development's interest in its synthetic fuel operation which occurred in the fourth quarter of 2001. A portion of the gain related to this sale had been deferred in 2001 pending satisfaction of certain contingencies.

WPS Power Development's Margin
WPS Power Development's	Third Quarter
Production Results (Millions)	2002	2001

Nonregulated revenues	$49.1	$39.2
Nonregulated cost of sales	30.1	28.0
Margins	$19.0	$11.2

WPS Power Development experienced an increase of $7.8 million in its margin in the third quarter of 2002. Margin increased $4.9 million due to operation of the WPS Empire State generation assets and operation of the Combined Locks Energy Center, which started operations in the second quarter of 2002. The margin increased $1.6 million at the Sunbury generation plant largely due to lower fuel costs. In addition, the change in accounting for the investment in WPS Power Development's synthetic fuel operation increased margin by $0.9 million.

WPS Power Development's Other Expenses/Income

Operating expenses at WPS Power Development increased $2.1 million in the third quarter of 2002, and depreciation expense increased $1.4 million primarily due to costs related to the operation of the Combined Locks Energy Center and the WPS Empire State generation assets.

Miscellaneous income at WPS Power Development increased $6.1 million. A pretax gain of $10.1 million related to the 2001 sale of a portion of WPS Power Development's ownership interest in its synthetic fuel operation was recognized in the third quarter of 2002 as a result of satisfaction of certain contingencies related to the sale. As a result of the sale of a portion of WPS Power Development's interest in this venture, the accounting was changed from consolidation accounting to the equity method of accounting, which decreased miscellaneous income by $3.2 million.

Overview of Holding Company and Other Operations

Holding Company and Other operations include the operations of WPS Resources and WPS Resources Capital as holding companies and the nonutility activities at Wisconsin Public Service and Upper Peninsula Power. Holding Company and Other operations experienced a loss of $1.3 million in the third quarter of 2002 compared with a loss of $1.0 million in the third quarter of 2001. The primary reason for the increased loss relates to lower investment income. The losses incurred by WPS Resources were due to interest expense from financing to provide funds for subsidiary operations.

Nine Months 2002 Compared with Nine Months 2001

WPS Resources Overview

WPS Resources' nine months 2002 and nine months 2001 results of operations are shown in the following chart:
WPS Resources' Results	Nine Months
(Millions, except per share amounts)	2002	2001	Change

Consolidated operating revenues	$1,860.4	$2,091.7	(1%)
Income available for common shareholders	80.2	57.0	41%
Basic earnings per share	2.53	2.04	24%
Diluted earnings per share	$2.52	$2.04	24%

Income increased $23.2 million primarily due to recognition of portions of the deferred gain in the first nine months of 2002 related to WPS Power Development's 2001 sale of part of its synthetic fuel operation. Also contributing to increased income were improved profitability at WPS Energy Services and increased income from our utility segments. Increased gas utility income was largely the result of the merger of Wisconsin Fuel and Light Company into Wisconsin Public Service effective April 1, 2001. Electric and gas utility margins at Wisconsin Public Service were impacted positively by a Public Service Commission of Wisconsin interim rate order that was effective January 1, 2002 authorizing a 10.3% increase in Wisconsin retail electric rates and a 4.7% increase in Wisconsin retail natural gas rates.

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

Partially offsetting increased margins for the nine months ended September 30, 2002 were higher operating and depreciation expenses for all segments.

Overview of Utility Operations

Net income from electric utility operations was $49.1 million in the first nine months of 2002 compared with $47.9 million in the first nine months of 2001. Net income from gas utility operations was $10.4 million in the first nine months of 2002 compared with $7.7 million in the same period of 2001.

Electric Utility Operations

The consolidated electric utility margin represents electric revenue less fuel and purchased power costs exclusive of intercompany transactions. Our consolidated electric utility margin increased $57.1 million, or 17%. The electric utility margin increased due to the Wisconsin retail electric rate increase at Wisconsin Public Service and higher overall electric utility sales volumes. Also contributing to the increased electric utility margin were lower power generation costs and decreased purchased power expenses.
WPS Resources' Consolidated	Nine Months
Electric Utility Results (Millions)	2002	2001

Revenues	$554.5	$500.9
Fuel and purchased power costs	164.8	168.3
Margins	$389.7	$332.6

Sales in kilowatt-hours	10,170,985	9,576,860

Our consolidated electric utility revenues increased $53.6 million, or 11%, in the first nine months of 2002 as the result of the electric rate increase and a 6% increase in overall sales volumes at Wisconsin Public Service. Sales volumes were up 24% for lower margin, wholesale customers while sales to higher margin, residential customers were up 3%, and sales to higher margin, commercial and industrial customers increased only 2%. The heating season for the first nine months of 2002 was 3% milder than for the first nine months of 2001, and 5% milder than normal. The cooling season for the first nine months of 2002 was 6% warmer than last year, and 21% warmer than normal. Due to lagging economic recovery, we have not seen the sales growth to higher margin commercial and industrial customers that we had anticipated.

Lower fuel costs for power generation were partially a result of Wisconsin Public Service acquiring an additional ownership interest in the Kewaunee plant in the third quarter of 2001. Fuel costs for nuclear power generation are generally less expensive than fuel costs for coal or combustion turbine generation.

Our consolidated fuel expense for generation plants decreased $1.2 million, or 1%, primarily due to decreased fuel costs at Wisconsin Public Service's combustion turbine generation plants combined with lower generation from these plants. Average unit fuel costs at the combustion turbine generation plants decreased 26% as the result of lower natural gas prices in the first half of 2002. Generation requirements for the combustion turbine plants decreased 2% while generation received from the Kewaunee plant increased 50% largely as the result of Wisconsin Public Service's increased ownership interest in that plant.

Our consolidated purchased power costs decreased $2.3 million, or 3%, due to lower purchase requirements largely due to increased nuclear generation received from the Kewaunee plant.

Gas Utility Operations

The consolidated gas utility margin represents gas revenues less purchases exclusive of intercompany transactions. Effective April 1, 2001, the gas utility margin at Wisconsin Public Service includes the merged Wisconsin Fuel and Light operations.
Wisconsin Public Service's	Nine Months
Gas Utility Results (Millions)	2002	2001

Revenues	$205.1	$249.4
Purchase costs	126.5	184.2
Margins	$ 78.6	$ 65.2

Throughput in therms	585,050	519,069

An increase in overall natural gas throughput volumes of 13% and the Wisconsin retail gas rate increase resulted in a higher gas utility margin of $13.4 million, or 21%, in the first nine months of 2002. Increased overall gas throughput volumes were the result of including nine months of operations for former Wisconsin Fuel and Light in 2002 compared with the inclusion of six months of operations in 2001. Gas throughput volumes were negatively affected by a heating season that was 3% milder in the first nine months of 2002 than the heating season in the same period in 2001, and 5% milder than normal.

Wisconsin Public Service's gas revenues decreased $44.3 million, or 18%, and gas purchase costs decreased $57.7 million, or 31%, largely as the result of a 39% decrease in the average unit cost of natural gas. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

Other Utility Expenses/Income

Utility operation and maintenance expenses increased $50.1 million largely due to amortization of regulatory deferrals, increased benefit costs, increased expenses at the Kewaunee plant as a result of Wisconsin Public Service acquiring additional ownership interest in the plant, higher transmission expenses associated with American Transmission Company, and increased demand-side management (energy conservation) expenses.

Utility depreciation and decommissioning expense increased $9.1 million largely due to additional plant assets at Wisconsin Public Service including its increased ownership interest in the Kewaunee plant. Lower depreciation expense of $1.7 million related to decommissioning earnings partially offset the increased plant asset depreciation.

Utility miscellaneous income decreased $2.1 million primarily as the result of lower earnings on Wisconsin Public Service's nuclear decommissioning trust assets. Due to regulatory practice, a decrease in earnings on the trust assets is largely offset by decreased depreciation expense.

Overview of Nonregulated Operations

WPS Energy Services' net income increased to $7.0 million in the first nine months of 2002 compared with $3.4 million in the same period of 2001. WPS Power Development had net income of $16.2 million in the first nine months of 2002 compared with $2.8 million in the first nine months of 2001. WPS Power Development's increase in net income in the first nine months of 2002 was largely due to recognition of portions of the deferred gain on the 2001 sale of part of its synthetic fuel operation.

Overview of WPS Energy Services

Revenues at WPS Energy Services were $1,003.4 million in the first nine months of 2002 compared with $1,240.4 million in the first nine months of 2001. Revenues decreased at WPS Energy Services largely as the result of the lower price for natural gas in the first nine months of 2002 compared with the price in the same period in 2001.

WPS Energy Services' Margins
WPS Energy Services'	Nine Months
Gas Results (Millions)	2002	2001

Nonregulated gas revenues	$817.2	$1,131.7
Nonregulated gas cost of sales	794.7	1,122.1
Margins	$ 22.5	$ 9.6

The nonregulated gas margin at WPS Energy Services increased $12.9 million due to better management of its retail gas procurement and volume risk processes. Gas revenues decreased as the result of lower natural gas prices in the first nine months of 2002 than in the first nine months of 2001. The retail sales volumes decreased 8.8 million dekatherms to 65.5 million dekatherms in the nine months ended September 30, 2002 when compared to the same period in 2001. Wholesale sales volumes decreased 38.2 million dekatherms to 130.1 million dekatherms in the nine months ended September 30, 2002 when compared to the same period in 2001.
WPS Energy Services'	Nine Months
Electric Results (Millions)	2002	2001

Nonregulated electric revenues	$184.1	$105.9
Nonregulated electric cost of sales	176.9	96.2
Margins	$ 7.2	$ 9.7

Nonregulated electric revenues at WPS Energy Services increased $78.2 million, but the nonregulated electric margin decreased $2.5 million. The decrease in electric margin was due to WPS Energy Services' sale of reserved peak demand energy at lower prices in a depressed market caused by reduced retail customer demand caused by discontinuation of service to non-paying customers in the Ohio aggregation program, and a decrease in new wholesale transactions. The retail sales volumes increased 0.3 million megawatt hours to 3.4 million megawatt hours in the nine months ended September 30, 2002 when compared to the same period in 2001. Wholesale sales volumes increased 1.2 million megawatt hours in the nine months ended September 30, 2002 when compared to the same period in 2001.

WPS Energy Services' Other Expenses

Operating expenses at WPS Energy Services increased $4.9 million in the first nine months of 2002 compared with the first nine months of 2001 due to costs associated with business expansion, higher write-offs of uncollectible accounts, and operation of its gas storage facility which became commercially operational in the first quarter of 2002.

WPS Energy Services' Price Risk Management Activities

WPS Energy Services currently marks to market its energy contracts. At September 30, 2002, WPS Energy Services had "Assets from Risk Management Activities" of $443.4 million, which represents receivables based on the fair value of energy contracts, and had "Liabilities from Risk Management Activities" of $446.0 million, which represents payables based on the fair value of energy contracts. Net changes in the fair market value of energy contracts are reported in nonregulated energy cost of sales.

Overview of WPS Power Development

Revenues at WPS Power Development decreased $4.9 million, or 4%, primarily due to the sale of two-thirds of its interest in its synthetic fuel operation in the fourth quarter of 2001. As a result of this sale, WPS Power Development no longer consolidates the results of its synthetic fuel operation. The remaining interest in this operation is now accounted for under the equity method of accounting. This change reduced revenues by $14.0 million. The decrease in revenue was also due to decreased revenue from steam sales. The pricing of steam is based on natural gas prices which decreased from 2001 to 2002. Partially offsetting these decreases were revenues of $19.4 million from the operation of the WPS Empire State generation assets obtained in the acquisition of CH Resources in the second quarter of 2002 and the Combined Locks Energy Center, which began operations in 2002.

WPS Power Development had net income of $16.2 million for the first nine months of 2002 compared with net income of $2.8 million for the same period in 2001. The primary reason for the increase in net income was the recognition of approximately $17 million of after-tax gain related to the sale of a portion of WPS Power Development's interest in a synthetic fuel operation which occurred in the fourth quarter of 2001. Certain contingencies related to the sale were satisfied in the first nine months of 2002 including the receipt of a private letter ruling from the Internal Revenue Service in the second quarter of 2002.

WPS Power Development's Margin
WPS Power Development's	Nine Months
Production Results (Millions)	2002	2001

Nonregulated revenues	$110.4	$115.3
Nonregulated cost of sales	69.3	91.2
Margins	$ 41.1	$ 24.1

WPS Power Development experienced an increase of $17.0 million in its margin during the first nine months of 2002. The margin increased $5.7 million at the Sunbury generation plant largely due to lower fuel costs and lower prices for spot market power purchases, which allowed it to meet its firm contracts at a lower cost. The operation of the WPS Empire State generation assets and the Combined Locks Energy Center contributed $6.8 million to WPS Power Development's margin. In addition, the change in accounting for the investment in WPS Power Development's synthetic fuel operation increased the margin by $3.8 million.

WPS Power Development's Other Expenses/Income

Operating expenses at WPS Power Development increased $4.1 million in the first nine months of 2002 compared with the same period in 2001, primarily due to costs associated with accelerated maintenance at the Sunbury generation plant, and costs related to the Combined Locks Energy Center and the WPS Empire State generation assets.

Miscellaneous income at WPS Power Development increased $18.4 million. A pretax gain of $28.0 million related to the 2001 sale of a portion of WPS Power Development's ownership interest in its synthetic fuel operation was recognized in 2002 as a result of the satisfaction of certain contingencies related to the sale. As a result of the sale of a portion of WPS Power Development's interest in this venture, the accounting was changed from consolidation accounting to the equity method of accounting, which decreased miscellaneous income by $9.7 million.

Overview of Holding Company and Other Operations

Holding Company and Other operations experienced a loss of $2.3 million in the first nine months of 2002 compared with a loss of $4.8 million in the first nine months of 2001. The primary reason for the reduced loss relates to the loss on an electric energy contract entered into by WPS Resources in 2001 as a hedge against potential summer energy price peaks. WPS Resources did not enter into a similar hedge in 2002. The losses incurred by WPS Resources were largely due to interest expense from financing to provide funds for subsidiary operations.

Weighted Average Shares

The weighted average number of outstanding shares of WPS Resources' common stock for the nine months ended September 30, 2002 increased 3.8 million from the nine months ended September 30, 2001. The increase was largely due to issuing 2.3 million additional shares in the fourth quarter of 2001 and issuing 1.8 million shares as the result of the merger of Wisconsin Fuel and Light into Wisconsin Public Service in the second quarter of 2001. Additional shares were also issued under the Stock Investment Plan.

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

WPS Resources and Wisconsin Public Service completed the syndication of revolving credit lines of $180 million and $100 million, respectively during the third quarter of 2002.

The current credit ratings for WPS Resources and Wisconsin Public Service are listed in the table below.
Credit Ratings	Standard & Poor's	Moody's

WPS Resources Corporation Senior unsecured debt Commercial paper Trust preferred securities Credit line syndication	A A-1 BBB+ -	Aa3 P-1 A1 Aa3
Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper Credit line syndication	AA- A A-1+ -	Aa1 A1 P-1 Aa2

The above rates reflect a recent Standard and Poor's downgrade of WPS Resources Corporation senior unsecured rating from A+ to A and the trust preferred rating from A to BBB+. At the same time, Standard and Poor's affirmed WPS Resources' commercial paper rating of A-1 and affirmed all of Wisconsin Public Service Corporation's previous ratings. We believe these ratings continue to be among the best in the energy industry and they have allowed us to access commercial paper and long-term debt markets on favorable terms.

Effective January 2001, we began issuing new shares of common stock under our Stock Investment Plan and under certain stock-based employee benefit plans. Equity increased $16.4 million in the first nine months of 2002 as a result of these plans. WPS Resources also repurchased $1.2 million of existing common stock for stock-based compensation plans in the first nine months of 2002.

In July 2002, Wisconsin Public Service filed a shelf registration with the Securities and Exchange Commission registering the offering and sale of $300 million in the aggregate of long-term debt. Wisconsin Public Service filed with the Public Service Commission of Wisconsin for approval to issue up to $175 million of long-term debt. We received approval for the long-term debt issuance on November 7, 2002 and anticipate this debt financing of between $125 million and $175 million to be completed in 2002. In addition, WPS Resources expects to issue unsecured long-term debt of between $75 million and $125 million during the fourth quarter of 2002. WPS Resources may also issue common stock in 2003. A common stock issue is contingent on the level of future investment activity by our subsidiaries.

Asset Sales, Acquisitions, and Construction

On September 3, 2002, Wisconsin Public Service received a certificate of authority from the Public Service Commission of Wisconsin to construct a 75-megawatt combustion turbine unit at its Pulliam plant location.

Wisconsin Public Service expects to receive approvals from the Public Service Commission of Wisconsin, by November 30, 2002, for its proposed acquisition of the De Pere Energy Center. The transaction is expected to be completed by year-end. At the time of close, Wisconsin Public Service will pay $72 million, with the remaining $48.4 million to be paid near year-end 2003.

As part of its regulated utility operations, Wisconsin Public Service expects to submit an application for a Certificate of Public Convenience and Necessity to the Public Service Commission of Wisconsin in late 2003 for approval to build a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. Wisconsin Public Service anticipates receiving approval from the Public Service Commission of Wisconsin in 2004. The facility is estimated to cost approximately $700 million. The facility will be funded with internally generated funds, debt issues, and equity. WPS Resources may need to issue additional common stock to fund equity to Wisconsin Public Service.

WPS Power Development recognized a pretax gain of $28.0 million related to its 2001 sale of a portion of its synthetic fuel operation in the first nine months of 2002. We expect that the remainder of the deferred gain associated with this sale, approximately $10 million pretax, will be recognized during the fourth quarter of 2002 and possibly into 2003 as the remaining contingencies are satisfied.

On May 31, 2002, WPS Power Development acquired CH Resources, Inc. from Central Hudson Energy Services, Inc. The initial purchase payment was $57.9 million. In September 2002, a working capital adjustment of $1.3 million was paid to Central Hudson, which brought the total purchase price to $59.2 million.

WPS Power Development's asset sale agreement with Sierra Pacific Resources for purchase of the Tracy Pinon power station terminated on October 25, 2002. As a result, WPS Power Development wrote off its $0.9 million remaining investment in this project in the third quarter of 2002.

On November 1, 2002, WPS Energy Services acquired an existing book of retail gas business in Canada. Consideration for the purchase consists of an earn-out to the seller based on a percent of margin on the volume delivered during the two years ending October 31, 2004. The retail volumes of this book of business are approximately equal to WPS Energy Services' current retail gas volumes.

Sunbury Generation Plant

As a result of both market conditions and issues related to its physical performance, the Sunbury generation plant has not met our projected near-term financial performance levels. Due to this lower level of performance, WPS Resources and WPS Power Development have contributed approximately $7.5 million of additional capital to Sunbury Generation for operational needs and expect to contribute $1.5 million more. This amount is in addition to the $16.0 million that has been infused into Sunbury Generation in 2002 for capital expenditures, primarily for the project to reduce NOx emissions from the plant. The NOx reduction project was anticipated when the plant was acquired. We initially projected that Sunbury Generation would generate sufficient cash flow in 2002 for operations, with the exception of capital expenditures, but market conditions in which Sunbury Generation participates have degraded, for both energy and capacity. If these market conditions persist, it is likely that additional capital will be needed in 2003, and possibly 2004 as well, for operational needs. In an effort to mitigate the impact of these market conditions, we have initiated several cost control measures at Sunbury Generation. We are also evaluating the need to temporarily place a portion of this facility in cold standby mode to control costs. We do not fully know the impact that these changes will have on Sunbury's future performance.

In the second quarter of 2002, Sunbury Generation entered into an agreement to settle a lawsuit brought by Sunbury against a coal supply vendor as a consequence of the vendor's termination of shipments under an agreement to supply synthetic coal fuel to the Sunbury Station. Under the settlement, Sunbury secured the right to purchase a specific volume of synthetic coal fuel through the end of 2002 at a fixed price, which compares favorably to current and projected market prices.

Combined Locks Energy Center

WPS Power Development temporarily removed the Combined Locks Energy Center from operation in August 2002 due to emission compliance testing results. WPS Power Development is working to resolve the emission issues and anticipates conducting an emission stack test in December 2002. If successful, WPS Power Development anticipates returning the unit to service in the first quarter of 2003.

WPS Energy Services Aggregation Program

WPS Energy Services has a delinquent receivables balance of $2 million as a result of current rules related to the hierarchy of application of customer payments in the Ohio electric aggregation program. This results in the customer remittances being applied first to the customer's current and past due balances with the utility and then to the customer's current and past due balance with WPS Energy Services. WPS Energy Services has established an allowance for doubtful accounts of $2 million related to these delinquent receivables, resulting in a bad debt expense ratio which is considerably in excess of the ratio experienced by the serving utility. WPS Energy Services will continue to experience bad debt in the program, but at a reduced rate as a result of dropping delinquent customers from the program. The Public Service Commission of Ohio has approved a new payment hierarchy which is utility past due followed by WPS Energy Services past due, WPS Energy Services current, and then utility current. The change will be effective early in 2003 and will help to reduce the level of delinquent receivables. WPS Energy Services has filed a complaint and requested a hearing with the Public Utility Commission of Ohio to enforce a purchase of receivables provision in the aggregation program. Implementation of the provision would minimize the amount of delinquent receivables going forward. In the absence of a favorable ruling, WPS Energy Services would have to evaluate its participation in the Ohio aggregation program once the current product price commitment expires in May 2003. WPS Energy Services believes the reserve for delinquent receivables it has created is adequate.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS - WPS RESOURCES CORPORATION

The following table summarizes the contractual obligations of WPS Resources, including its subsidiaries.

		Payments Due By Period
Contractual Obligations As of September 30, 2002 (Millions)	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Long-term debt principal and interest payments	$1,173.2	$102.7	$230.3	$ 86.9	$753.3
Minimum capital lease obligations	124.7	5.2	16.9	12.3	90.3
Operating leases	4.9	2.7	1.9	0.2	0.1
Unconditional purchase obligations	1,385.3	791.7	468.8	65.7	59.1
Total contractual cash obligations	$2,688.1	$902.3	$717.9	$165.1	$902.8

Long-term debt principal and interest payments represent bonds, notes, and loans held by WPS Resources and its subsidiaries. We record all principal obligations on the balance sheet.

Wisconsin Public Service records minimum capital lease obligations on its balance sheet at net present value. The above table represents the total future obligation. At the time of closing the agreement with Calpine Corporation, the purchase power agreement currently accounted for as our only capital lease will terminate.

Unconditional purchase obligations represent energy supply contracts at WPS Energy Services and certain commodity purchase contracts at Wisconsin Public Service and WPS Power Development. The energy supply contracts at WPS Energy Services have offsetting energy sale contracts. Wisconsin Public Service expects to recover the costs of its contracts in future customer rates.

The following table summarizes the commercial commitments of WPS Resources, including its subsidiaries.
		Amount of Commitment Expiration Per Period
Other Commercial Commitments As of September 30, 2002 (Millions)	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Lines of credit	$281.0	$280.0	$ 1.0	$ -	$ -
Standby letters of credit	47.6	40.9	0.1	6.5	0.1
Surety bonds	9.6	0.7	0.1	-	8.8
Guaranties	31.9	11.4	20.0	-	0.5
Total commercial commitments	$370.1	$333.0	$21.2	$6.5	$9.4

WPS Resources provides limited financial support and energy supply services to a third party, Quest Energy, LLC, a Michigan limited liability company. Quest is a retail electricity marketing entity, doing business as a registered Alternative Electric Supplier in the state of Michigan. Financial support is in the form of an interest-bearing note convertible to equity with an initial maturity date of May 2005, secured by the assets of Quest. On September 30, 2002, the net carrying value of the note was $0.8 million. The note contains certain restrictions on Quest's ability to enter into additional debt obligations. WPS Resources also provides corporate guaranties on behalf of Quest that are not included in our consolidated financial statements. Guaranties have been made to Quest's transmission providers in the amount of $5.9 million. These guaranties assure Quest's ability to pay for the transmission services it purchases from these transmission providers.

WPS Energy Services provides substantially all of the electric energy supply to Quest on a wholesale basis without requiring the credit assurances required of other wholesale customers. WPS Energy Services' financial support arrangement with Quest provides the right to evaluate Quest's sales portfolio to verify the portfolio's ability to generate the revenues necessary to pay for purchased wholesale supply. WPS Energy Services further provides computational infrastructure and support services related to the daily operational activities of Quest. At September 30, 2002, Quest's trade payable with WPS Energy Services ranged from current to 30 days past due. Quest continues to make payments on trade payables, and WPS Energy Services imposes payment penalties on any late payments.

The WPS Resources Board of Directors has authorized management to issue corporate guaranties in the aggregate amount of up to $700 million to support the business operations of WPS Energy Services. WPS Resources primarily issues the guaranties to counter-parties in the wholesale electric and natural gas marketplace to meet the counter-parties' requirements and permit WPS Energy Services to operate within these markets. The amount of obligations actually backed by WPS Resources' guaranties issued at September 30, 2002 was $439 million including the transmission guarantee of $5.9 million. The amount supported is dependent on the amount of outstanding business WPS Energy Services has with the counter-parties holding the guaranties at any point in time. WPS Resources reflects WPS Energy Services' obligations supported by these parental guaranties on its consolidated balance sheet either as accounts payable or liabilities from risk management activities.

The WPS Resources Board of Directors has authorized corporate guaranties as needed to support certain specific business operations of WPS Power Development. At September 30, 2002 WPS Resources had issued approximately $77 million in guaranties of which $26 million are not included in the consolidated financial statements and are reflected in the above table. WPS Resources issues the guaranties for indemnification obligations related to business purchase agreements, borrowings, and counter-parties in the wholesale electric marketplace to meet their credit requirements and permit WPS Power Development to operate within these markets. The amount supported is dependent on the amount of the outstanding obligation that WPS Power Development has with the parties holding the guaranties at any point in time. The guaranties are required to support WPS Power Development in its normal operations of energy production and the sale of electricity.

Wisconsin Public Service makes large investments in capital assets. Net construction expenditures, including nuclear fuel, are expected to be approximately $600 million in the aggregate for the 2002 through 2004 period. The Public Service Commission of Wisconsin has not yet approved some of these expenditures. Larger anticipated expenditures include:
  construction of generation facilities - $23 million
  automated meter reading - $68 million
  combustion turbine - $39 million
  corporate software and systems - $30 million
  nuclear fuel - $30 million

Other capital requirements for the three-year period include contribution of $8 million to the Kewaunee plant's decommissioning trust fund.

We expect expenditures related to Wisconsin Public Service's purchase of the De Pere Energy Center and the termination of the current purchased power agreement to be approximately $120 million. Wisconsin Public Service expects to receive approvals from the Public Service Commission of Wisconsin by November 30, 2002. The acquisition is expected to be completed by the end of 2002.

Upper Peninsula Power is expected to incur construction expenditures of about $39 million in the aggregate for the period 2002 through 2004, primarily for electric distribution improvements and repairs and safety measures at hydro facilities.

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

Wisconsin Public Service, along with co-applicants Minnesota Power and American Transmission Company, continues to pursue the development of the 220-mile, 345-kilovolt Wausau, Wisconsin to Duluth, Minnesota transmission line and expects the project to proceed despite opposition primarily from local landowners, the Citizens Utility Board, and environmental groups.

Under an agreement recently reached with American Transmission Company, which will own and operate the completed line, Wisconsin Public Service will be reimbursed for its project costs to date, approximately $16 million, following approval of the agreement by the Public Service Commission of Wisconsin. Through a subsidiary, WPS Resources will invest 50% of the project cost-to-date funds received from American Transmission Company in additional equity interests in American Transmission Company. Under the agreement, American Transmission Company will assume primary responsibility for the overall management of the project. Wisconsin Public Service will continue to be responsible for obtaining property rights necessary for the project and construction of the project. WPS Resources will fund 50% of future project costs and receive additional equity in American Transmission Company. WPS Resources may terminate its funding obligation if project costs exceed the revised estimate of $396 million announced by American Transmission Company on November 11, 2002. This updated cost estimate reflects additional costs to the project resulting from time delays, added regulatory requirements, changes and additions to the project at the request of local governments and American Transmission Company management, and overhead costs.

The applicants expect to file petitions on November 15, 2002 with the Public Service Commission of Wisconsin for approval of the transfer of primary responsibility of the project to American Transmission Company and the revised cost estimate. Approval of the agreement transferring primary responsibility for the project to American Transmission Company is expected by year-end. Approval of project continuation with new cost estimates is expected in mid-2003. Completion of the line is expected in 2007.

TRADING ACTIVITIES - WPS RESOURCES CORPORATION

WPS Energy Services currently measures the fair value of contracts, including NYMEX exchange and over-the-counter contracts, natural gas options, natural gas and electric power physical fixed price contracts, basis contracts, and related financial instruments on a mark-to-market basis using risk management systems. The primary input for natural gas pricing is the settled forward price curve of the NYMEX exchange which includes spreads, contracts, and options. Basis natural gas pricing is derived from published indices and documented broker quotes. WPS Energy Services bases electric prices on published indices and documented broker quotes. The following table provides an assessment of the factors impacting the change in the net value of WPS Energy Services' assets and liabilities from risk management during the nine months ended September 30, 2002.
WPS Energy Services, Inc. Mark-to-Market Roll Forward (Millions)	Natural Gas	Electric	Total

Fair value of contracts at January 1, 2002	$25.4	$6.3	$31.7
Less contracts realized or settled during period	13.1	0.1	13.2
Plus fair value of new contracts entered into during period	5.5	2.2	7.7
Changes in fair value attributable to changes in valuation techniques and assumptions	(0.4)	(0.2)	(0.6)
Other changes in fair value	(26.6)	1.3	(25.3)
Fair value of contracts outstanding at September 30, 2002	$(9.2)	$9.5	$ 0.3

The fair value of contracts at January 1, 2002 and September 30, 2002, reflect the values reported on the balance sheet for net mark-to-market assets and liabilities as of those dates. Contracts realized or settled include the value of contracts in existence at January 1, 2002 that were no longer included in the net mark-to-market assets as of September 30, 2002. Mark-to-market gains and losses related to contracts that were entered into subsequent to January 1, 2002, and are still included in WPS Energy Services portfolio at September 30, 2002, are included in the fair value of new contracts entered into during the period. These amounts include amounts paid for the purchase of energy contracts and the mark-to-market gain or loss at the inception of these contracts. There were, in many cases, offsetting positions entered into and settled during the period resulting in gains or losses being realized during the current period. The realized gains or losses from these offsetting positions are not reflected in the table above. Although WPS Energy Services strives to maintain a balanced book of back-to-back transactions, any ineffectiveness in hedging activity for the first nine months of 2002 has been included under "fair value of new contracts entered into during period" in the table above. The "Other changes in fair value" line in the table primarily represents the difference between the adjustment to spot prices of the natural gas in inventory at January 1, 2002 and September 30, 2002. In compliance with generally accepted accounting principles, WPS Energy Services adjusts the value of natural gas in storage at the end of each reporting period to spot prices. Since the natural gas inventory is fully hedged with storage contracts, the adjustment is offset in the risk management assets. The January 1, 2002 amount has been revised to include the adjustment to current value of the natural gas in inventory.
WPS Energy Services, Inc. Contract Aging at Fair Value
Source of Fair Value (Millions)	Maturity less than 1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity in excess of 5 years	Total fair value
Prices actively quoted	$(21.6)	$(2.0)	-	-	$(23.6)
Prices provided by external sources	9.7	1.0	-	-	10.7
Prices based on models and other valuation methods	8.7	4.5	-	-	13.2
Total fair value	$(3.2)	$ 3.5	-	-	$ 0.3

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

WPS Energy Services, as a result of WPS Power Development's acquisition of the CH Resources assets in New York, has acquired transmission congestion contracts which are financial contracts that hedge price risk between zones within the New York ISO. The contracts were marked to market using a combination of modeled forward prices and market quotes. The fair market value of the contracts at September 30, 2002 was $1.6 million and was considered in WPS Power Development's purchase price allocation related to the acquisition of CH Resources.

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

We have identified the following estimates as critical to our financial statements as defined by the proposed rule:
  Mark-to-Market
  Derivatives
  Acquisitions
  Asset Impairment
  Accruals
  Regulatory Accounting
  Tax Provision

Mark-to-Market

WPS Resources employs estimates in marking its energy contracts for WPS Energy Services to market in compliance with Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." An operating reserve is maintained to account for the estimated cost of servicing the contracts and is based on estimates of administrative costs, credit risk, and servicing margin with both fixed and variable components. Variability can occur if fundamental changes in service cost or risk require an adjustment to the reserve components. The estimates were derived from historical data. A change in the estimate of the operating reserve can have a significant impact on the unrealized gains or losses reflected in the cost of sales section and risk management liability section of the financial statements.

Estimates are also used by WPS Energy Services in marking the fair value of the energy contracts to market. Optionality exists on the customer demand side of the electric retail business. Assuming normal weather, volume forecasts are created using historical usage information. This base case forecast is then stress tested to create an estimated usage curve. Depending on the projected forward price curve, a change in estimate can have a significant impact on the unrealized gains or losses reflected in the cost of sales section and risk management assets or liabilities section of the financial statements.

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

Acquisitions

The methodology that WPS Resources uses to account for WPS Power Development's acquisitions employs a number of steps; the first relates to the allocation of the initial purchase price. An independent appraiser is retained to allocate the purchase price to the various assets and liabilities, if any, acquired in the acquisition using Statement of Financial Accounting Standards No. 141, "Business Combinations," and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as guidance. The appraiser uses a combination of the following three methodologies to calculate fair market value:
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

WPS Resources reserves an estimate for potential uncollectible customer accounts as an expense on the income statement and an uncollectible reserve on the balance sheet. Due to the nature of the energy business causing higher credit risk, this estimate is more critical to WPS Energy Services than to our other segments. At WPS Energy Services, this estimate is based on historical uncollectible experience and specific customer identification where practical. If the assumption that historical uncollectible experience matches current customer default is incorrect, or if a specific customer with a large account receivable that has not previously been identified as a risk defaults, there could be significant changes to the expense and uncollectible reserve balance.

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

Regulatory Accounting

The electric and gas utility segments of WPS Resources follow Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," and our financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating these segments. We defer certain expenses and revenues that regulators have authorized for deferral as regulatory assets and regulatory liabilities. Future recovery of deferred expenses is not assured, but is subject to review by regulators in a rate proceeding for prudence and reasonableness. Once approved, we recognize these deferred expenses in income over the rate recovery period. If not approved, these deferred expenses would be recognized in income in the then current period.

If our electric and gas utility segments no longer meet the criteria for applying Statement No. 71, we would discontinue its application as defined under Statement No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." Assets and liabilities recognized solely due to the actions of rate regulation may no longer be recognized on the balance sheet and would be classified as an extraordinary item in income for the period in which the discontinuation occurs.

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

RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

Wisconsin Public Service is a regulated electric and gas utility. Electric operations accounted for approximately 72% of revenues for the first nine months of 2002, while gas operations accounted for 28% of revenues for the first nine months of 2002.

Third Quarter 2002 Compared with Third Quarter 2001

Wisconsin Public Service Overview

Wisconsin Public Service's third quarter 2002 and third quarter 2001 results of operations are shown in the following chart:
Wisconsin Public Service's Results	Third Quarter
(Millions)	2002	2001	Change

Operating revenues	$236.6	$204.2	16%
Earnings on common stock	27.9	20.9	33%

Net income from electric utility operations was $27.5 million in the third quarter of 2002 compared with $21.2 million in the third quarter of 2001. Gas utility operations experienced a net loss of $1.3 million in both the third quarter of 2002 and the third quarter of 2001.

Electric and gas utility margins were impacted positively by a Public Service Commission of Wisconsin final 2002 rate order that was effective June 22, 2002 authorizing a 10.9% increase in Wisconsin retail electric rates and a 3.9% increase in Wisconsin retail natural gas rates.

Electric Utility Operations

Wisconsin Public Service's electric utility margin increased $26.0 million, or 24%. The electric utility margin increased due to the Wisconsin retail electric rate increase and higher overall electric utility sales volumes.
Wisconsin Public Service's	Third Quarter
Electric Utility Results (Millions)	2002	2001

Revenues	$197.1	$168.9
Fuel and purchased power costs	63.7	61.5
Margins	$133.4	$107.4

Sales in kilowatt-hours	3,651,178	3,347,821

Electric utility revenues increased $28.1 million, or 17%, in the third quarter of 2002 as the result of the electric rate increase and a 9% increase in overall sales volumes. Sales volumes were up 30% for lower margin, wholesale customers while sales to higher margin customers increased only 7% for residential customers and only 3% for commercial and industrial customers. Sales volumes were affected favorably by the weather. The third quarter cooling season in 2002 was 2% warmer than the cooling season in the third quarter of 2001, and 21% warmer than normal.

Increased fuel costs for power generation were partially offset by lower purchased power expenses.

Fuel expense for generation plants increased $3.6 million, or 11%. Purchased power expense, however, decreased $1.4 million, or 5%. Overall generation from Wisconsin Public Service's plants increased 14% while purchased volumes decreased 9%. The change in the energy supply mix was largely due to the availability of less expensive power generation from the Kewaunee Nuclear Power Plant. Wisconsin Public Service increased its ownership interest in the Kewaunee plant in September 2001.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis.

Gas Utility Operations

Effective April 1, 2001, the gas utility margin at Wisconsin Public Service includes the merged Wisconsin Fuel and Light operations.
Wisconsin Public Service's	Third Quarter
Gas Utility Results (Millions)	2002	2001

Revenues	$39.5	$35.3
Purchase costs	22.6	19.9
Margins	$16.9	$15.4

Throughput in therms	123,355	124,037

The Wisconsin retail natural gas rate increase, partially offset by a slight decrease in overall natural gas throughput volumes, resulted in a higher gas utility margin of $1.5 million, or 10%, in the third quarter of 2002. Wisconsin Public Service's gas revenues increased $4.2 million primarily as the result of the natural gas rate increase.

Wisconsin Public Service's natural gas purchase costs increased $2.7 million due to a 9% increase in the cost per therm in the third quarter of 2002 compared with the third quarter of 2001. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

Other Utility Expenses/Income

Operation and maintenance expenses increased $15.9 million primarily due to increased benefit costs, amortization of regulatory deferrals, higher transmission expenses, and increased demand-side management (energy conservation) expenses.

Depreciation and decommissioning expense increased $1.4 million. Plant asset depreciation expense increased $3.7 million largely due to additional plant assets including Wisconsin Public Service's greater ownership interest in the Kewaunee plant. Lower depreciation expense of $2.3 million related to decommissioning earnings partially offset the increased plant asset depreciation.

Other income decreased $1.4 million primarily as the result of lower earnings on Wisconsin Public Service's nuclear decommissioning trust assets. Due to regulatory practice, a decrease in earnings on the trust assets is largely offset by decreased depreciation expense. Contributing positively to other income were increased earnings from Wisconsin Public Service's equity investments in Wisconsin River Power Company and American Transmission Company.

Nine Months 2002 Compared with Nine Months 2001

Wisconsin Public Service Overview

Wisconsin Public Service's nine months 2002 and nine months 2001 results of operations are shown in the following chart:
Wisconsin Public Service's Results	Nine Months
(Millions)	2002	2001	Change

Operating revenues	$727.4	$716.4	2%
Earnings on common stock	62.7	58.5	7%

Net income from electric utility operations was $47.9 million in the first nine months of 2002 compared with $46.5 million in the first nine months of 2001. Net income from gas utility operations was $10.4 million in the first nine months of 2002 compared with $7.7 million in the same period of 2001.

Increased gas utility income was largely the result of the inclusion of nine months of operations of the former Wisconsin Fuel and Light Company in the first nine months of 2002, but only six months of operations in the same period of 2001. Electric and gas utility margins at Wisconsin Public Service were impacted positively by a Public Service Commission of Wisconsin interim rate order that was effective January 1, 2002 authorizing a 10.3% increase in Wisconsin retail electric rates and a 4.7% increase in Wisconsin retail natural gas rates.

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

Electric Utility Operations

Wisconsin Public Service's electric utility margin increased $56.3 million, or approximately 19%. The electric utility margin increased due to the Wisconsin retail electric rate increase at Wisconsin Public Service and higher overall electric utility sales volumes. Also contributing to the increased electric utility margin were lower power generation costs and decreased purchased power expenses.
Wisconsin Public Service's	Nine Months
Electric Utility Results (Millions)	2002	2001

Revenues	$522.3	$467.0
Fuel and purchased power costs	162.7	163.7
Margins	$359.6	$303.3

Sales in kilowatt-hours	10,068,745	9,470,880

Electric utility revenues increased $55.3 million, or 12%, in the first nine months of 2002 as the result of the electric rate increase and a 6% increase in overall sales volumes. Sales volumes were up 24% for lower margin, wholesale customers while sales to higher margin, residential customers were up 3%, and sales to higher margin, commercial and industrial customers increased only 2%. The heating season for the first nine months of 2002 was 3% milder than for the first nine months of 2001, and 5% milder than normal. The cooling season for the first nine months of 2002 was 6% warmer than last year, and 21% warmer than normal. Due to lagging economic recovery, we have not seen the sales growth to higher margin commercial and industrial customers that we had anticipated.

Slightly lower fuel costs for power generation were partially a result of Wisconsin Public Service acquiring an additional ownership interest in the Kewaunee plant in the third quarter of 2001. Fuel costs for nuclear power generation are generally less expensive than fuel costs for coal or combustion turbine generation.

Fuel expense for generation plants decreased $0.9 million, or 1%, primarily due to decreased fuel costs at Wisconsin Public Service's combustion turbine generation plants combined with lower generation from these plants. Average unit fuel costs at the combustion turbine generation plants decreased 25% as the result of lower natural gas prices in the first half of 2002. Generation requirements for the combustion turbine plants decreased 2% while generation received from the Kewaunee plant increased 50% largely as the result of Wisconsin Public Service's increased ownership interest in that plant.

Gas Utility Operations

Effective April 1, 2001, the gas utility margin at Wisconsin Public Service includes the merged Wisconsin Fuel and Light operations.
Wisconsin Public Service's	Nine Months
Gas Utility Results (Millions)	2002	2001

Revenues	$205.1	$249.4
Purchase costs	126.5	184.2
Margins	$ 78.6	$ 65.2

Throughput in therms	585,050	519,069

An increase in overall natural gas throughput volumes of 13% and the Wisconsin retail gas rate increase resulted in a higher gas utility margin of $13.4 million, or 21%, in the first nine months of 2002. Increased overall gas throughput volumes were the result of including nine months operations of former Wisconsin Fuel and Light in 2002 compared with six months of the operations in 2001. Gas throughput volumes were negatively affected by a heating season that was 3% milder in the first nine months of 2002 than the heating season in the same period in 2001, and 5% milder than normal.

Wisconsin Public Service's gas revenues decreased $44.3 million, or 18%, and gas purchase costs decreased $57.7 million, or 31%, largely as the result of a 39% decrease in the average unit cost of natural gas. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause.

Other Utility Expenses/Income

Operation and maintenance expenses increased $48.1 million largely due to amortization of regulatory deferrals, increased benefit costs, increased expenses at the Kewaunee plant as a result of Wisconsin Public Service acquiring additional ownership interest in the plant, higher transmission expenses associated with American Transmission Company, and increased demand-side management (energy conservation) expenses.

Depreciation and decommissioning expense increased $10.4 million largely due to additional plant assets at Wisconsin Public Service including its increased ownership interest in the Kewaunee plant. Lower depreciation expense of $1.7 million related to decommissioning earnings partially offset the increased plant asset depreciation.

Other income decreased $2.3 million primarily as the result of lower earnings on Wisconsin Public Service's nuclear decommissioning trust assets. Due to regulatory practice, a decrease in earnings on the trust assets is largely offset by decreased depreciation expense.

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

Wisconsin Public Service completed the syndication of a revolving credit line of $100 million in the third quarter of 2002.

The current credit ratings for Wisconsin Public Service are listed in the table below.
Credit Ratings	Standard & Poor's	Moody's

Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper Credit line syndication	AA- A A-1+ -	Aa1 A1 P-1 Aa2

Wisconsin Public Service believes these ratings are among the best in the energy industry and have allowed it to access commercial paper and long-term debt markets on favorable terms.

In July 2002, Wisconsin Public Service filed a shelf registration with the Securities and Exchange Commission registering the offering and sale of $300 million in the aggregate of long-term debt. Wisconsin Public Service filed with the Public Service Commission of Wisconsin for approval to issue up to $175 million of long-term debt. We received approval for the long-term debt issuance on November 7, 2002 and anticipate this debt financing of between $125 million and $175 million to be completed in 2002.

Asset Sales, Acquisitions, and Construction

On September 3, 2002, Wisconsin Public Service received a certificate of authority from the Public Service Commission of Wisconsin to construct a 75-megawatt combustion turbine unit at its Pulliam plant location.

Wisconsin Public Service expects to receive approvals from the Public Service Commission of Wisconsin, by November 30, 2002, for its proposed acquisition of the De Pere Energy Center. Wisconsin Public Service expects the transaction to be completed by year-end. At the time of close, Wisconsin Public Service will pay $72 million, with the remaining $48.4 million to be paid near year-end 2003.

As part of its regulated utility operations, Wisconsin Public Service expects to submit an application for a Certificate of Public Convenience and Necessity to the Public Service Commission of Wisconsin in late 2003 for approval to build a 500-megawatt coal-fired generation facility. Wisconsin Public Service anticipates receiving approval from the Public Service Commission of Wisconsin in 2004. The facility is estimated to cost approximately $700 million. The facility will be funded with internally generated funds, debt issues, and equity. WPS Resources may need to issue additional common stock to fund equity to Wisconsin Public Service.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS - WISCONSIN PUBLIC SERVICE

Wisconsin Public Service makes large investments in capital assets. Net construction expenditures, including nuclear fuel, are expected to be approximately $600 million in the aggregate for the 2002 through 2004 period. The Public Service Commission of Wisconsin has not yet approved some of these expenditures. Larger anticipated expenditures include:
  construction of generation facilities - $23 million
  automated meter reading - $68 million
  combustion turbine - $39 million
  corporate software and systems - $30 million
  nuclear fuel - $30 million

Other capital requirements for the three-year period include contributions of $8 million to the Kewaunee plant's decommissioning trust fund.

Wisconsin Public Service expects expenditures related to its purchase of the De Pere Energy Center and the termination of the current purchased power agreement to be approximately $120 million. Wisconsin Public Service expects to receive approvals for this acquisition from the Public Service Commission of Wisconsin, by November 30, 2002. The acquisition is expected to be completed by the end of 2002.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

WPS Resources has potential market risk exposure related to interest rate risk, equity return and principal preservation risk, and commodity price risk. Our exposure to interest rate risk relates primarily to long-term debt and short-term commercial paper borrowing. Exposure to equity return and principal preservation risk results from various debt and equity security investments in our employee benefit and nuclear decommissioning trust funds. Exposure to commodity price risk exists with respect to the price of coal, uranium, electricity, natural gas, and fuel oil. WPS Resources has risk management policies in place to monitor and assist in controlling these market risks and uses derivative instruments to manage some of these exposures. We are also exposed to foreign currency exchange risk primarily through the purchase and sale of gas in Canada by one of our nonregulated subsidiaries. The foreign currency exchange risk to WPS Resources at September 30, 2002 is immaterial.

Due to the issuance of short-term commercial paper, WPS Resources' outstanding variable rate debt increased from $63.9 million at December 31, 2001 to $128.5 million at September 30, 2002, increasing our exposure to interest rate risk. A hypothetical increase in market interest rates of 100 basis points for variable debt outstanding at September 30, 2002 would increase annual interest expense by approximately $1.3 million. Comparatively, based on WPS Resources' variable rate debt outstanding at December 31, 2001, an increase in interest rates of 100 basis points would have increased interest expense in 2001 by approximately $0.6 million. These hypothetical changes are based on certain simplifying assumptions, including a constant level of variable rate debt during the period and an immediate increase in the levels of interest rates with no other subsequent changes for the remainder of the period. In the event of a significant change in interest rates, management would take action to mitigate the company's exposure to the change.

To measure commodity price risk exposure, WPS Resources performs a value-at-risk (VaR) analysis on third party exposures. VaR is estimated using a delta-normal approximation based on a one-day holding period and a 95% confidence level. For further explanation of our VaR calculation, see our 2001 Annual Report on Form 10-K.

Our VaR amount for trading activities has not changed significantly from the amount reported in the 2001 Form 10-K. Our VaR amount for non-trading activities was calculated to be $0.3 million at September 30, 2002 compared with $3.2 million at December 31, 2001. This decrease was primarily due to decreased volatility in our forward price curve for electricity and a decrease in the exposure period for some assets, both of which are used in our VaR calculation. A significant portion of the VaR amount related to non-trading activities is mitigated by WPS Power Development's generating capabilities, which are excluded from the VaR calculation.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

WPS Resources' Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of WPS Resources' "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"), have concluded that, WPS Resources' disclosure controls and procedures were effective in timely alerting them to material information relating to WPS Resources (including its consolidated subsidiaries) required to be included in its periodic SEC filings.

Changes in Internal Controls

There were no significant changes in WPS Resources' internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Environmental

In November 1999, the United States Environmental Protection Agency ("U.S. EPA") announced the commencement of a Clean Air Act enforcement initiative targeting the utility industry. This initiative resulted in the issuance of several notices of violation/findings of violation and the filing of lawsuits against utilities. In these enforcement proceedings, the U.S. EPA claims that the utilities made modifications to the coal-fired boilers and related equipment at the utilities' electric generating stations without first obtaining appropriate permits under the U.S. EPA's pre-construction permit program and without installing appropriate air pollution control equipment. In addition, the U.S. EPA is also claiming, in certain situations, that there were violations of the Clean Air Act's "new source performance standards." In the matters where actions have been commenced, the federal government is seeking penalties and the installation of pollution control equipment.

In December 2000, Wisconsin Public Service received from the U.S. EPA a request for information under Section 114 of the Clean Air Act. The U.S. EPA sought information and documents relating to work performed on the coal-fired boilers located at the Pulliam and Weston electric generating stations of Wisconsin Public Service. Wisconsin Public Service filed a response with the U.S. EPA in early 2001.

On May 22, 2002, Wisconsin Public Service received a follow-up request from the U.S. EPA seeking additional information regarding specific boiler-related work performed at Pulliam Units 3, 5 and 7, as well as information on Wisconsin Public Service's life extension program for Pulliam Units 3-8 and Weston Units 1 and 2. Wisconsin Public Service made an initial response to the United States Environmental Protection Agency's follow-up information request on June 12, 2002, and filed a final response on June 27, 2002.

In 2000, 2001, and 2002, Wisconsin Power and Light Company received a similar series of U.S. EPA information requests relating to work performed on certain coal-fired boilers and related equipment at the Columbia generating station (a facility located in Portage, Wisconsin jointly owned by Wisconsin Power and Light, Madison Gas and Electric, and Wisconsin Public Service). Wisconsin Power and Light is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility. Wisconsin Power and Light filed its most recent response for the Columbia facility on July 12, 2002.

Depending upon the results of the U.S. EPA's review of the information, the U.S. EPA may seek additional information from Wisconsin Public Service and/or third parties who have information relating to the boilers, close out the investigation, or issue "notices of violation" or "findings of violation" asserting that a violation of the Clean Air Act occurred. To date, the U.S. EPa has not responded to the filings made by Wisconsin Public Service and Wisconsin Power and Light.

In response to the U.S. EPA's Clean Air Act enforcement initiative, several other utilities have elected to settle with the U.S. EPA, while others are in litigation. In general, those utilities that have settled have entered into consent decrees which require the companies to pay fines and penalties, undertake supplemental environmental projects, and either upgrade or replace pollution controls at existing generating units or shut down existing units and replace these units with new electric generating facilities. Several of the settlements involve multiple facilities. The fines and penalties (including the capital costs of supplemental environmental projects) associated with these settlements range between $7 million and $30 million. Factors typically considered in settlements include, but are not necessarily limited to, the size and number of facilities, as well as the duration of alleged violations, and the presence or absence of aggravating circumstances. The regulatory interpretations upon which the lawsuits or settlements are based may change based on future court decisions that may be rendered in the pending litigations.

If the federal government decides to bring a claim against Wisconsin Public Service and if it is determined that historic projects at the Pulliam or Weston electric generating stations required either a state or federal Clean Air Act permit, Wisconsin Public Service may, under the applicable statutes, be required to (i) shut down any unit found to be operating in non-compliance, (ii) install additional pollution control equipment, and/or (iii) pay a fine (or pay a fine and conduct a supplemental environmental project) in order to resolve any such claim(s).

Item 5. Other Information

Stray Voltage Claims

From time to time Wisconsin Public Service has been sued by dairy farmers who allege that they have suffered loss of milk production and other damages supposedly due to "stray voltage" from the operation of Wisconsin Public Service's electrical system. Past cases have been resolved without any material adverse effect on Wisconsin Public Service's financial statements. Currently, there are eight such cases pending in state court in Wisconsin.

The Public Service Commission of Wisconsin has established certain requirements for all utilities subject to its jurisdiction with respect to stray voltage. The Commission's orders have defined what constitutes "stray voltage," established a level of concern at which utility corrective action is required, and set forth test protocols to be employed in evaluating whether a stray voltage problem exists. Based upon the information available to it to date, Wisconsin Public Service believes that it was in compliance with the Public Service Commission's orders, and that none of the eight plaintiffs had a stray voltage problem as defined by the Public Service Commission. A case is currently pending before the Supreme Court of Wisconsin in which another utility is arguing that there is no basis for civil liability for stray voltage without evidence that the utility violated the Commission's standards. While it is possible that the Court may decide the case without reaching that issue, it is also possible that the Court will determine whether, and if so under what conditions, a dairy farmer can maintain an action for stray voltage without proof that the utility has violated the Commission's standards.

The eight cases pending against Wisconsin Public Service have been assigned separate trial dates during the period between January 2003 and January 2004. Discovery is in different stages for the different cases. Expert witnesses retained by Wisconsin Public Service have reviewed several cases and do not believe that there is scientific basis for concluding that Wisconsin Public Service has harmed or damaged the plaintiffs or their cows. Accordingly, Wisconsin Public Service is vigorously defending and contesting these actions.

Wisconsin Public Service has insurance coverage for these claims and the current policy, which covers the majority of the alleged damages, has a $1 million self-insured retention per case. The case with by far the largest damage claim is Russell Allen v. Wisconsin Public Service Corporation, in which plaintiff's economist has projected more than $14 million in damages for a 26-year period. Based on a number of factors developed in the case, including the plaintiff's own expert deposition testimony, Wisconsin Public Service believes the $14 million figure is excessive and improper. The Allen case is scheduled for trial in Green Bay, Wisconsin in May 2003. Nonetheless, given the size of the damage claim, the time period at issue, the number of witnesses on both sides, and the anticipated length of the trial, Wisconsin Public Service expects that defense costs for the Allen case will exceed the self-insured retention. At this time, Wisconsin Public Service does not expect the defense costs for the other seven cases to exceed the self-insured retention. Based upon the information known at this time and the availability of insurance, Wisconsin Public Service believes that its total out-of-pocket cost of resolving these eight actions will not be material.

Four of the eight cases include a claim for punitive damages, and all eight assert a claim for treble damages under a Wisconsin statute, section 196.64. If a jury awards such damages, and if the total of defense costs and damages awarded exceed the self-insured retention, Wisconsin Public Service believes it has adequate insurance coverage for most of such costs and damages.

Transmission Facilities

Wisconsin Public Service, along with co-applicants Minnesota Power and American Transmission Company, continues to pursue the development of the 220-mile, 345-kilovolt Wausau, Wisconsin to Duluth, Minnesota transmission line and expects the project to proceed despite opposition primarily from local landowners, the Citizens Utility Board, and environmental groups.

Under an agreement recently reached with American Transmission Company, which will own and operate the completed line, Wisconsin Public Service will be reimbursed for its project costs to date, approximately $16 million, following approval of the agreement by the Public Service Commission of Wisconsin. Through a subsidiary, WPS Resources will invest 50% of the project cost-to-date funds received from American Transmission Company in additional equity interests in American Transmission Company. Under the agreement, American Transmission Company will assume primary responsibility for the overall management of the project. Wisconsin Public Service will continue to be responsible for obtaining property rights necessary for the project and construction of the project. WPS Resources will fund 50% of future project costs and receive additional equity in American Transmission Company. WPS Resources may terminate its funding obligation if project costs exceed the revised estimate of $396 million announced by American Transmission Company on November 11, 2002. This updated cost estimate reflects additional costs to the project resulting from time delays, added regulatory requirements, changes and additions to the project at the request of local governments and American Transmission Company management, and overhead costs.

The applicants expect to file petitions on November 15, 2002 with the Public Service Commission of Wisconsin for approval of the transfer of primary responsibility of the project to American Transmission Company and the revised cost estimate. Approval of the agreement transferring primary responsibility for the project to American Transmission Company is expected by year-end. Approval of project continuation with new cost estimates is expected in mid-2003. Completion of the line is expected in 2007.

Generation Facilities

Wisconsin Public Service expects to receive approvals from the Public Service Commission of Wisconsin, by November 30, 2002, for its proposed acquisition of the De Pere Energy Center from Calpine Corporation and the termination of the existing power purchase agreement. Wisconsin Public Service expects the transaction to be completed by year-end.

On September 3, 2002, Wisconsin Public Service received a certificate of authority from the Public Service Commission of Wisconsin to construct a 75-megawatt combustion turbine unit at its Pulliam plant location.

As part of its regulated utility operations, Wisconsin Public Service expects to submit an application for a Certificate of Public Convenience and Necessity to the Public Service Commission of Wisconsin in late 2003, for approval to build a 500-megawatt coal-fired electric generation facility at an approximate cost of $700 million. Wisconsin Public Service anticipates receiving an order from the Commission in 2004, which would allow construction to begin later in 2004 with completion expected in 2008.

The facility will be funded through internally generated funds, debt issues, and equity. WPS Resources may need to issue additional common stock during the construction period to raise necessary capital to fund equity contributions to Wisconsin Public Service.

WPS Power Development's asset sale agreement with Sierra Pacific Resources for purchase of the Tracy Pinon power station terminated October 25, 2002. In September 2002, WPS Power Development wrote off all remaining costs related to this project.

In August 2002, WPS Power Development removed the Combined Locks Energy Center from operation due to emission compliance testing results. WPS Power Development is working to resolve the emission issues and anticipates conducting an emission stack test in December 2002. If successful, WPS Power Development anticipates returning the unit to service in the first quarter of 2003.

Automated Meter Reading

The Automated Meter Reading project of Wisconsin Public Service has been temporarily suspended. Wisconsin Public Service, in cooperation with the manufacturer, state regulators, University of Wisconsin, and the Electric Power Research Institute undertook a study to determine the impact of the new technology on its distribution system and its customers. Wisconsin Public Service expects to receive test results in November 2002. After receipt of the test results, Wisconsin Public Service will discuss with the Public Service Commission of Wisconsin the appropriate course of action for proceeding with the Automated Meter Reading project.

Wisconsin Public Service received approval from the Public Service Commission of Wisconsin to defer the costs incurred on this project during 2002, including the costs associated with the temporary suspension. The costs deferred are subject to the review of the Public Service Commission of Wisconsin in future rate proceedings.

Rate Issues

On August 2, 2002, Upper Peninsula Power filed for an increase in its rates and also requested interim rate relief. Upper Peninsula Power has not increased its rates since 1994. Upper Peninsula Power expects to receive a final order regarding interim rates in January 2003 and a final rate order in April 2003.

Canadian Retail Gas Acquisition

On November 1, 2002, WPS Energy Services purchased an existing book of retail natural gas business and offices of the seller in the provinces of Quebec and Ontario, Canada. Consideration for the purchase will consist of an earn-out to the seller based on a percentage of margin on the volume delivered during the two years ending October 31, 2004. This gas business will be part of the operations of WPS Energy Services of Canada Corp. The acquisition is consistent with the geographical focus and core competencies of WPS Energy Services.

Kewaunee Nuclear Power Plant

The commercial nuclear power industry has recently experienced several instances of cracking and leakage of the reactor vessel head. In response to these instances of degradation, the Nuclear Regulatory Commission has mandated that inspections be performed at each plant. During the Kewaunee nuclear power plant's 2001 refueling outage, a complete visual head inspection was performed which did not reveal any problems. During the spring 2003 refueling outage, a complete visual head inspection will again be performed. If we find any indicated flaws, a more detailed reactor vessel head inspection will be necessary at a cost of approximately $5 million and a one-week outage delay. At this time, however, we are not anticipating that the more detailed inspection will be required. Wisconsin Public Service is evaluating the replacement of the reactor vessel head to avoid costs of future required inspections. Assuming approval from the Public Service Commission of Wisconsin, Wisconsin Public Service anticipates the replacement of the reactor vessel head could occur in the fall 2004 refueling outage at a cost of approximately $20 million.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

The following documents are attached as exhibits:

		3(i).1	Articles of Amendment to Restated Articles of Incorporation of WPS Resources Corporation

		3(i).2	Restated Articles of Incorporation of WPS Resources Corporation

		12	WPS Resources Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
		12	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
		99.1	Written Statement of the WPS Resources Corporation Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
		99.2	Written Statement of the WPS Resources Corporation Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
		99.3	Written Statement of the Wisconsin Public Service Corporation Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
		99.4	Written Statement of the Wisconsin Public Service Corporation Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
		99.5	Wisconsin Public Service Corporation Consolidated Statements of Income and Comprehensive Income (Unaudited) for Twelve Months Ended September 30, 2002 and 2001

	(b)	Reports on Form 8-K

A Form 8-K, dated August 12, 2002, was filed by WPS Resources Corporation related to Item 9, Regulation FD Disclosure.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, WPS Resources Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WPS Resources Corporation

Date: November 13, 2002	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

I, Larry L. Weyers, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WPS Resources Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Larry L. Weyers

__________________________________
Larry L. Weyers
Chairman, President, and Chief Executive Officer

I, Joseph P. O'Leary, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WPS Resources Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Joseph P. O'Leary

__________________________________
Joseph P. O'Leary
Senior Vice President and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: November 13, 2002	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

I, Larry L. Weyers, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wisconsin Public Service Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Larry L. Weyers

__________________________________
Larry L. Weyers
Chairman, President, and Chief Executive Officer

I, Joseph P. O'Leary, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wisconsin Public Service Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Joseph P. O'Leary

__________________________________
Joseph P. O'Leary
Senior Vice President and Chief Financial Officer
WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002
Exhibit No.	Description

3(i).1	Articles of Amendment to Restated Articles of Incorporation of WPS Resources Corporation

3(i).2	Restated Articles of Incorporation of WPS Resources Corporation

12	WPS Resources Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
12	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
99.1	Written Statement of the WPS Resources Corporation Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2	Written Statement of the WPS Resources Corporation Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
99.3	Written Statement of the Wisconsin Public Service Corporation Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.4	Written Statement of the Wisconsin Public Service Corporation Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
99.5	Wisconsin Public Service Corporation Consolidated Statements of Income and Comprehensive Income (Unaudited) for Twelve Months Ended September 30, 2002 and 2001