Form 10-Q
period 2003-03-31
WISCONSIN PUBLIC SERVICE CORP; WPS RESOURCES CORP
filed 2003-05-12
CIK 107833, 916863

______________________________________________________________________________
______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
Commission File Number	Registrants; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

1-11337	WPS RESOURCES CORPORATION (A Wisconsin Corporation) 700 North Adams Street P. O. Box 19001 Green Bay, WI 54307-9001 920-433-4901	39-1775292

1-3016	WISCONSIN PUBLIC SERVICE CORPORATION (A Wisconsin Corporation) 700 North Adams Street P. O. Box 19001 Green Bay, WI 54307-9001 800-450-7260	39-0715160

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

WPS Resources Corporation	Yes [x] No [ ]
Wisconsin Public Service Corporation	Yes [x] No [ ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).

WPS Resources Corporation	Yes [x] No [ ]
Wisconsin Public Service Corporation	Yes [ ] No [x ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:
WPS RESOURCES CORPORATION	Common stock, $1 par value, 32,217,120 shares outstanding at April 30, 2003

WISCONSIN PUBLIC SERVICE CORPORATION	Common stock, $4 par value, 23,896,962 shares outstanding at April 30, 2003

______________________________________________________________________________
______________________________________________________________________________

WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003 CONTENTS
		Page

	FORWARD-LOOKING STATEMENTS	4

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	WPS RESOURCES CORPORATION
	Consolidated Statements of Income	5
	Consolidated Balance Sheets	6
	Consolidated Statements of Cash Flows	7

	WISCONSIN PUBLIC SERVICE CORPORATION
	Consolidated Statements of Income	8
	Consolidated Balance Sheets	9
	Consolidated Statements of Capitalization	10
	Consolidated Statements of Cash Flows	11
	Consolidated Statements of Retained Earnings	12

	CONDENSED NOTES TO FINANCIAL STATEMENTS OF
	WPS Resources Corporation and Subsidiaries Wisconsin Public Service Corporation and Subsidiaries	13-21

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for
	WPS Resources Corporation	22-34
	Wisconsin Public Service Corporation	35-39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION

Item 5.	Other Information	41

Item 6.	Exhibits and Reports on Form 8-K	42

Signatures		43-49

EXHIBIT INDEX

3B-1	By-laws of WPS Resources Corporation, as amended through May 15, 2003

3B-2	By-laws of Wisconsin Public Service Corporation, as amended through May 15, 2003
12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges
12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
99.1	Written Statement of the WPS Resources Corporation Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2	Written Statement of the WPS Resources Corporation Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
99.3	Written Statement of the Wisconsin Public Service Corporation Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.4	Written Statement of the Wisconsin Public Service Corporation Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

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
  expectations regarding future revenues or expenses,
  estimated future capital expenditures,
  expected costs of purchased power in the future,
  costs of decommissioning nuclear generating plants,
  recovery of deferred costs,
  future cleanup costs associated with manufactured gas plant sites, and statements regarding trends or estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations.

We cannot predict the course of future events or anticipate the interaction of multiple factors beyond our control and their effect on revenues, project timing, and costs. Some risk factors that could cause results different from any forward-looking statement include those described in the Risk Factors Section of our Annual Report on Form 10-K for the year ended December 31, 2002 and the following:
  General economic, business, and regulatory conditions
  Legislative and regulatory initiatives regarding deregulation and restructuring of the utility industry which could affect costs and investment recovery
  State and federal rate regulation, including the inability to obtain necessary regulatory approvals
  Changes in generally accepted accounting principles
  Growth and competition and the extent and timing of new business development in the markets of subsidiary companies
  The performance of projects undertaken or acquired by subsidiary companies
  Business combinations among our competitors and customers
  Energy supply and demand
  Financial market conditions, including availability, terms, and use of capital
  Nuclear and environmental issues
  Weather and other natural phenomena
  Commodity price and interest rate risk
  Counter-party credit risk
  Federal and state tax policies
  Acts of terrorism or war

We make no commitment to disclose any revisions to the forward-looking statements as a result of facts, events, or circumstances after the date of this report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions, except share amounts)	2003	2002

Nonregulated revenue	$921.4	$118.4
Utility revenue	361.9	278.7
Total revenues	1,283.3	397.1

Nonregulated cost of fuel, gas, and purchased power	880.9	94.6
Utility cost of fuel, gas, and purchased power	193.1	116.0
Operating and maintenance expense	121.5	105.2
Depreciation and decommissioning expense	25.3	26.1
Taxes other than income	10.8	10.1
Operating income	51.7	45.1

Miscellaneous income	1.4	5.7
Interest expense	(14.5)	(14.0)
Distributions - preferred securities of subsidiary trust	(0.9)	(0.9)
Minority interest	1.1	-
Other income (expense)	(12.9)	(9.2)

Income before taxes	38.8	35.9
Provision for income taxes	8.2	7.0
Net income before preferred dividends	30.6	28.9

Preferred stock dividends of subsidiary	0.8	0.8
Net income before cumulative effect of changes in accounting principles	29.8	28.1

Cumulative effect of changes in accounting principles, net of tax	3.2	-
Income available for common shareholders	$33.0	$28.1

Average shares of common stock	32.1	31.4
Earnings per share before cumulative effect of changes in accounting principles
Basic	$0.93	$0.89
Diluted	$0.92	$0.89
Impact per share of cumulative effect of changes in accounting principles
Basic	$0.10	-
Diluted	$0.10	-
Earnings per common share
Basic	$1.03	$0.89
Diluted	$1.02	$0.89
Dividends per common share	$0.535	$0.525

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2003	2002

Assets
Cash and cash equivalents	$96.7	$43.3
Restricted funds	4.1	4.2
Accounts receivable - net of reserves of $8.1 and $7.0, respectively	496.3	293.3
Accrued unbilled revenues	118.5	105.9
Inventories	62.2	118.1
Current portion of assets from risk management activities	394.9	406.6
Other current assets	66.8	72.3
Current assets	1,239.5	1,043.7

Property, plant, and equipment - net of reserves of $1,618.3 and $1,832.4, respectively	1,980.2	1,610.2
Regulatory assets	110.3	110.9
Long-term assets from risk management activities	108.0	135.3
Other	310.0	307.8
Total assets	$3,748.0	$3,207.9

Liabilities and Shareholders' Equity
Short-term debt	$53.8	$29.8
Current portion of long-term debt	15.6	71.1
Accounts payable	656.8	452.0
Current portion of liabilities from risk management activities	392.8	443.8
Other current liabilities	67.8	53.7
Current liabilities	1,186.8	1,050.4

Long-term debt	814.9	824.4
Deferred income taxes	80.7	73.7
Deferred investment tax credits	18.9	19.3
Regulatory liabilities	102.3	49.7
Environmental remediation liabilities	40.2	40.2
Postretirement benefit obligations	52.3	51.8
Long-term liabilities from risk management activities	93.1	109.7
Asset retirement obligations	331.5	-
Other	115.1	104.8
Long-term liabilities	1,649.0	1,273.6

Company-obligated mandatorily redeemable trust preferred
securities of subsidiary trust holding solely
WPS Resources 7.00% subordinated debentures	50.0	50.0
Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	811.1	782.8
Total liabilities and shareholders' equity	$3,748.0	$3,207.9

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2003	2002
Operating Activities
Net income before preferred dividends	$30.6	$28.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and decommissioning	25.3	26.1
Amortization of nuclear fuel and other	11.8	9.9
Gain on nuclear decommissioning trust	(0.1)	(1.1)
Deferred income taxes and investment tax credit	6.2	2.3
Unrealized gains and losses on nonregulated energy contracts	8.3	9.0
Other	2.1	1.4
Changes in working capital
Receivables	(214.4)	(2.3)
Inventories	38.2	41.4
Other current assets	5.0	4.4
Accounts payable	204.6	(15.5)
Other current liabilities	5.3	4.7
Net cash operating activities	122.9	109.2

Investing Activities
Capital expenditures	(28.7)	(48.1)
Dividends received from equity method investment	1.7	1.7
Equity infusion to equity investment	(3.6)	(3.3)
Sale of property, plant, and equipment	0.1	0.2
Decommissioning funding	(0.7)	(0.7)
Other	(0.8)	(2.5)
Net cash investing activities	(32.0)	(52.7)

Financing Activities
Short-term debt - net	24.0	(14.9)
Repayment of long-term debt and capital lease	(65.4)	(1.7)
Payment of dividends
Preferred stock	(0.8)	(0.8)
Common stock	(17.1)	(16.5)
Issuance of common stock	7.5	9.6
Purchase of common stock	(0.8)	(0.7)
Other	15.1	0.6
Net cash financing activities	(37.5)	(24.4)
Change in cash and cash equivalents	53.4	32.1
Cash and cash equivalents at beginning of period	43.3	43.9
Cash and cash equivalents at end of period	$96.7	$76.0

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions)	2003	2002

Operating revenues
Electric	$178.1	$161.6
Gas	173.6	107.8
Total operating revenues	351.7	269.4
Operating expenses
Electric production fuels	34.2	27.9
Purchased power	23.9	18.9
Gas purchased for resale	130.8	68.3
Other operating expenses	70.0	60.4
Maintenance	19.5	18.6
Depreciation and decommissioning	20.5	22.9
Federal income taxes	11.5	11.9
Investment tax credit restored	(0.4)	(0.4)
State income taxes	2.9	3.0
Gross receipts tax and other	9.1	8.5
Total operating expense	322.0	240.0
Operating income	29.7	29.4
Other income and (deductions)
Allowance for equity funds used during construction	0.9	0.5
Other, net	3.2	5.7
Income taxes	(0.5)	(0.4)
Total other income	3.6	5.8
Income before interest expense	33.3	35.2
Interest expense
Interest on long-term debt	7.4	6.9
Other interest	1.1	1.9
Allowance for borrowed funds used during construction	(0.4)	(0.2)
Total interest expense	8.1	8.6
Minority interest	(0.5)	(0.5)
Net income	24.7	26.1
Preferred stock dividend requirements	0.8	0.8
Earnings on common stock	23.9	25.3

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2003	2002
ASSETS

Utility plant
Electric	$2,045.6	$1,906.3
Gas	427.9	427.3
Total	2,473.5	2,333.6
Less - Accumulated depreciation and decommissioning	1,240.4	1,465.0
Total	1,233.1	868.6
Nuclear decommissioning trusts	283.5	290.5
Construction in progress	101.9	98.4
Nuclear fuel, less accumulated amortization	22.7	24.6
Net utility plant	1,641.2	1,282.1

Current assets
Cash and equivalents	10.2	3.4
Customer and other receivables, net of reserves of $3.8 in both periods	123.4	101.2
Intercompany receivables	1.6	7.7
Accrued utility revenues	49.7	47.3
Fossil fuel, at average cost	16.0	16.3
Gas in storage, at average cost	8.2	31.0
Materials and supplies, at average cost	24.8	24.0
Assets from risk management	5.4	1.4
Prepayments and other	23.5	30.7
Total current assets	262.8	263.0

Regulatory assets	108.5	109.0
Pension assets	82.9	84.1
Goodwill	36.4	35.5
Investments and other assets	118.5	98.9
Total	$2,250.3	$1,872.6

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$754.1	$745.9
Preferred stock with no mandatory redemption	51.2	51.2
Long-term debt to parent	12.7	12.8
Long-term debt	420.6	429.7
Total capitalization	1,238.6	1,239.6

Current liabilities
Current portion of long-term debt	9.1	50.0
Short-term debt	50.0	26.0
Accounts payable	162.2	160.2
Intercompany accounts payable	1.1	1.2
Accrued interest and taxes	8.2	10.8
Other	29.7	16.5
Total current liabilities	260.3	264.7

Long-term liabilities and deferred credits
Accumulated deferred income taxes	126.0	123.8
Accumulated deferred investment tax credits	17.7	18.1
Regulatory liabilities	95.5	42.7
Environmental remediation liability	38.7	38.7
Postretirement benefit obligations	52.3	51.8
Asset retirement obligations	329.5	-
Other long-term liabilities	91.7	93.2
Total long-term liabilities and deferred credits	751.4	368.3

Commitments and contingencies	-	-
Total	$2,250.3	$1,872.6

The accompany condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)	March 31	December 31
(Millions, except share amounts)	2003	2002

Common stock equity
Common stock	$95.6	$95.6
Premium on capital stock	385.4	383.8
Accumulated other comprehensive income (loss)	(2.7)	(2.7)
Retained earnings	275.8	269.2
Total common stock equity	754.1	745.9

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -

Series Shares Outstanding
5.00% 132,000	13.2	13.2
5.04% 30,000	3.0	3.0
5.08% 50,000	5.0	5.0
6.76% 150,000	15.0	15.0
6.88% 150,000	15.0	15.0
Total preferred stock	51.2	51.2

Long-term debt to parent
Series Year Due
8.76% 2015	5.2	5.3
7.35% 2016	7.5	7.5
Total long-term debt to parent	12.7	12.8

Long-term debt
First mortgage bonds
Series Year Due
6.80% 2003	-	50.0
6.125% 2005	9.1	9.1
6.90% 2013	22.0	22.0
7.125% 2023	50.0	50.0
Senior notes
Series Year Due
6.08% 2028	50.0	50.0
6.125% 2011	150.0	150.0
4.875% 2012	150.0	150.0
Total	431.1	481.1
Unamortized discount and premium on bonds, net	(1.4)	(1.4)
Total first mortgage bonds	429.7	479.7
Current portion	(9.1)	(50.0)
Total long-term debt	420.6	429.7
Total capitalization	$1,238.6	$1,239.6

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2003	2002

Cash flows from operating activities:
Net income	$24.7	$26.1

Adjustments to reconcile net income to net cash from
operating activities -
Depreciation and decommissioning	20.5	22.9
Gain on nuclear decommissioning trust	(0.1)	(1.1)
Amortization of nuclear fuel and other	10.7	9.5
Deferred income taxes	3.9	(0.7)
Investment tax credit restored	(0.4)	(0.4)
Allowance for equity funds used during construction	(0.9)	(0.5)
Equity income, net of minority interest	(2.9)	(2.1)
Pension expense (income)	1.2	(0.4)
Postretirement funding	0.4	1.4
Other, net	(1.9)	2.0
Changes in -
Customer and other receivables	(14.5)	(1.8)
Accrued utility revenues	(2.4)	9.6
Fossil fuel inventory	0.3	2.0
Gas in storage	22.9	32.7
Miscellaneous assets	6.4	3.8
Accounts payable	1.8	9.4
Miscellaneous current and accrued liabilities	8.0	(1.5)
Accrued taxes and interest	(0.2)	(10.5)
Net cash operating activities	77.5	100.4

Cash flows from investing activities:
Construction of utility plant and nuclear fuel expenditures	(26.3)	(40.5)
Decommissioning funding	(0.7)	(0.7)
Dividends received from equity method investment	1.3	1.7
Other	(0.8)	(1.2)
Net cash investing activities	(26.5)	(40.7)

Cash flows from financing activities:
Payments of long-term debt and capital lease	(50.0)	(0.2)
Short-term debt - net	24.0	-
Preferred stock dividends	(0.8)	(0.8)
Dividends to parent	(17.3)	(16.1)
Equity withdrawal by parent	-	(15.0)
Other	(0.1)	0.5
Net cash financing activities	(44.2)	(31.6)
Change in cash and equivalents	6.8	28.1
Cash and equivalents at beginning of period	3.4	9.9
Cash and equivalents at end of period	$10.2	$38.0

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)	Three Months Ended
	March 31
(Millions)	2003	2002

Balance at beginning of period	$269.2	$250.4
Add - Net income	24.7	26.1
	293.9	276.5
Deduct -
Cash dividends declared on preferred stock	0.8	0.8
Dividend to parent	17.3	16.1
	18.1	16.9
Balance at end of period	$275.8	$259.6

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION AND SUBSIDIARIES
WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2003

NOTE 1--FINANCIAL INFORMATION

We have prepared the consolidated financial statements of WPS Resources Corporation and Wisconsin Public Service Corporation under the rules and regulations of the Securities and Exchange Commission. These financial statements have not been audited. Management believes that these financial statements include all normal recurring adjustments which are necessary for a fair presentation of the financial results for each period shown. Certain items from the prior period have been reclassified to conform with the current year presentation. We have condensed or omitted certain financial information and footnote disclosures normally included in our Annual Report on Form 10-K. We believe that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read along with the financial statements and notes included with our Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2--CASH AND CASH EQUIVALENTS

We consider short-term investments with an original maturity of three months or less to be cash equivalents.

(Millions)	Three Months Ended March 31
WPS Resources	2003	2002
Cash paid for interest	$11.2	$11.0
Cash paid for income taxes	4.8	12.4

Wisconsin Public Service
Cash paid for interest	$ 9.1	$ 9.1
Cash paid for income taxes	5.3	6.7

There were no noncash investing and financing activities during the first three months of 2003 and 2002 at WPS Resources or Wisconsin Public Service.

NOTE 3--RISK MANAGEMENT ACTIVITIES

As part of our regular operations, WPS Resources enters into contracts, including options, swaps, futures, forwards, and other contractual commitments to manage market risks such as changes in commodity prices, interest rates, and foreign currency exchange rates.

WPS Resources evaluates its contracts in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and financial reporting standards for derivative instruments and requires, in part, that we recognize certain derivative instruments on the balance sheet as assets or liabilities at their fair value. Subsequent changes in fair value of the derivatives are recorded currently in earnings unless certain hedge accounting criteria are met or the derivatives qualify for regulatory deferral subject to the provisions of Statement No. 71, "Accounting for the Effects of Certain Types of Regulation."

Our regulated utility segments have entered into a limited number of natural gas purchase agreements and electric purchase and sale contracts to service customers that are accounted for as derivatives. Management believes any gains or losses resulting from the eventual settlement of these contracts will be collected from or refunded to customers. The Public Service Commission of Wisconsin approved the recording of derivative amounts as a result of these contracts to a regulatory asset or liability pursuant to Statement No. 71. As of March 31, 2003, we have recorded an Asset from risk management activities of $9.0 million and a Liability from risk management activities of $0.1 million on the Consolidated Balance Sheets related to these contracts. We recorded an Asset from risk management activities of $1.4 million and a Liability from risk management activities of $0.7 million related to these contracts at December 31, 2002.

Our nonregulated segments have also entered into contracts that are accounted for as derivatives under Statement No. 133. At March 31, 2003, those derivatives not designated as hedges are primarily commodity contracts entered into to manage price risk associated with wholesale and retail natural gas purchase and sale activities and electric energy contracts. Changes in the fair value of the nonregulated segments' non-hedge derivatives are recognized currently in earnings. At March 31, 2003, the fair value of these contracts is recorded as an Asset from risk management activities of $472.4 million and a Liability from risk management activities of $469.4 million on the Consolidated Balance Sheets. At December 31, 2002, we recorded an Asset from risk management activities of $25.5 million and a Liability from risk management activities of $23.2 million, for those commodity contracts entered into after October 25, 2002 that qualified as derivatives and were not designated as hedges. At December 31, 2002, WPS Energy Services' commodity contracts entered into before October 25, 2002 were accounted for as energy trading contracts under Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." All contracts that meet the definition of a derivative entered into subsequent to October 25, 2002, were accounted for in accordance with Statement No. 133.  At March 31, 2003 all commodity contracts that meet the definition of a derivative are accounted for in accordance with Statement No. 133. See the last paragraph of this note for further discussion of the transition from Issue 98-10 to Statement No. 133.

Our nonregulated segments also enter into derivative contracts that are designated as both fair value and cash flow hedges. At March 31, 2003 and December 31, 2002, those contracts designated as fair value hedges were not significant. Cash flow hedges at our nonregulated segments consist of commodity contracts associated with our energy marketing activities and an interest rate swap. At March 31, 2003, the fair value of commodity contracts designated as cash flow hedges is recorded as an Asset from risk management activities of $16.7 million and a Liability from risk management activities of $3.9 million on the Consolidated Balance Sheets. Cash flow hedges related to these commodity contracts extend through December 2005. The majority of the commodity contracts were determined to be perfectly effective; therefore, the changes in the values to these contracts are included in Other comprehensive income, net of deferred taxes. Amounts recorded in Other comprehensive income related to these cash flow hedges will be recognized in earnings as the related contracts are settled or if hedge accounting treatment is discontinued. The portion of these contracts that was determined to be ineffective was not significant and was recorded in Nonregulated cost of fuel, gas, and purchased power on the Consolidated Statements of Income. When testing for effectiveness, no portion of the derivative instrument's loss was excluded. At December 31, 2002, those commodity contracts designated as cash flow hedges were not significant.

The interest rate swap designated as a cash flow hedge is used to fix the interest rate for the full term of a variable rate loan that is due in March 2018. At March 31, 2003 and December 31, 2002, we recorded a Liability from risk management activities of $12.7 million on the Consolidated Balance Sheet related to this swap. Because the swap was determined to be perfectly effective, the changes in the value of this contract are included in Other comprehensive income, net of deferred taxes. We did not exclude any components of the derivative instrument's loss from the assessment of hedge effectiveness.

WPS Energy Services began applying Issue 98-10 in the first quarter of 2000 due to changes in strategic focus that resulted in a shift in customer mix. Issue 98-10 required all contracts to be recorded at fair value on the balance sheet, with changes in fair value included in earnings. In October 2002, the Emerging Issues Task Force issued Issue 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," that rescinded Issue 98-10. The rescission of Issue 98-10 was effective immediately for all energy contracts entered into after October 25, 2002. The rescission of Issue 98-10 was effective January 1, 2003 for contracts entered into on or prior to October 25, 2002. All contracts have been evaluated using Statement No. 133 and those that meet the definition of a derivative are included in the above discussion of our nonregulated segments. The impact of the rescission of Issue 98-10 on contracts has been recorded as a cumulative effect of change in accounting principle of $3.3 million (after taxes), which was reflected as an increase to income in the first quarter of 2003. The cumulative effect of adopting Statement No. 133 was partially offset in net income by associated changes in WPS Energy Services' margins, for a positive net after-tax impact of approximately $1 million in the first quarter of 2003. This cumulative effect represents the reversal of the risk management assets and liabilities for those contracts that are not derivatives or that are designated as normal pursuant to Statement No. 133 that were recorded on WPS Energy Services' financial statements at December 31, 2002 pursuant to Issue 98-10. Implementation of Issue 02-03 has not changed the economics or cash flows of the underlying transactions.

Upon adoption, Issue 02-03 also required revenues related to derivative instruments classified as trading to be reported net of related cost of sales for all periods presented. Prior to January 1, 2003, WPS Energy Services classified all its activities as trading in accordance with the accounting standards in effect at that time (Issue 98-10). Consistent with the new accounting standards under Issue 02-03, effective January 1, 2003, WPS Energy Services classifies as trading activities only those transactions that at inception are intended to be settled in the near term. As a result of the change in the definition of trading, a larger portion of WPS Energy Services' business activities were classified as trading in 2002 than in 2003. Previously reported trading revenues related to derivatives for 2002 have been reclassified using net reporting while the majority of 2003 revenues continue to be reported on a gross basis. Thus, the revenues and cost of sales for more activities are reported on a gross basis, rather than a net basis, in 2003 than in 2002, as reclassified. The retroactive reclassification to net revenues and cost of sales for 2002 trading activities resulted in a $274.2 million decrease to WPS Resources' previously reported first quarter 2002 consolidated nonregulated revenues and a corresponding $274.2 million decrease to previously reported first quarter 2002 nonregulated cost of fuel, gas, and purchased power. Neither margins nor net income for 2002 were impacted by the reclassification of revenue upon adoption of Issue 02-03.

NOTE 4--GOODWILL AND OTHER INTANGIBLE ASSETS

Wisconsin Public Service recorded $36.1 million of goodwill in its natural gas segment related to its merger with Wisconsin Fuel and Light in April 2001. On January 1, 2002, WPS Resources adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and amortization of the goodwill was discontinued. There was no impairment of goodwill upon adoption of Statement No. 142. Wisconsin Public Service has elected to perform its annual impairment test during the second quarter of each year. There was no impairment in the second quarter of 2002.

Wisconsin Public Service transferred from a regulatory acquisition premium previously classified as Property, plant and equipment $0.9 million to goodwill, as a result of a rate order received in March 2003 from the Public Service Commission of Wisconsin. The increase in goodwill reflects an adjustment to the amount of recoverable goodwill recorded from the Wisconsin Fuel and Light merger allowed by the Public Service Commission of Wisconsin.

Goodwill and purchased intangible assets are included in Other Assets on the Consolidated Balance Sheets. Information in the tables below relates to total purchased intangible assets for the periods indicated.

(Millions)	March 31, 2003
	Average Life	Gross	Accumulated
Asset Class	(Years)	Carrying Amount	Amortization	Net
Emission credits	1-30	$51.5	$(13.0)	$38.5
Customer related	1-5	3.6	(2.2)	1.4
Other	1-30	3.3	(0.4)	2.9
Total		$58.4	$(15.6)	$42.8

(Millions)	December 31, 2002
	Average Life	Gross	Accumulated
Asset Class	(Years)	Carrying Amount	Amortization	Net
Emission credits	1-30	$51.7	$(12.1)	$39.6
Customer related	1-5	3.5	(2.0)	1.5
Other	1-30	3.3	(0.4)	2.9
Total		$58.5	$(14.5)	$44.0

Aggregate Amortization Expense:
For quarter ended March 31, 2003 $1.1 million

NOTE 5--LONG-TERM DEBT
(Millions)	March 31, 2003	December 31, 2002

First mortgage bonds - Wisconsin Public Service
Series 6.80% 6.125% 6.90% 7.125%
Year Due 2003 2005 2013 2023
	$ - 9.1 22.0 50.0	$ 50.0 9.1 22.0 50.0

Senior notes - Wisconsin Public Service
Series 6.125% 4.875% 6.08%
Year Due 2011 2012 2028
	150.0 150.0 50.0	150.0 150.0 50.0

First mortgage bonds - Upper Peninsula Power
Series 7.94% 10.0% 9.32%
Year Due 2003 2008 2021
	- 1.5 17.1	15.0 1.5 17.1

Unsecured senior notes - WPS Resources
Series 7.00% 5.375%
Year Due 2009 2012
	150.0 100.0	150.0 100.0

Term loans - nonrecourse, secured by nonregulated assets	91.2	91.7
Tax exempt bonds	27.0	27.0
Notes payable to bank, secured by nonregulated plant	12.0	11.6
Senior secured note	3.1	3.1
Total	833.0	898.1
Unamortized discount and premium on bonds and debt	(2.5)	(2.6)
Total long-term debt	830.5	895.5
Less current portion	(15.6)	(71.1)
Total long-term debt	$814.9	$824.4

NOTE 6--ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, WPS Resources adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." Under the new accounting standard, WPS Resources recognizes, at fair value, legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development and/or normal operation of the asset. The associated retirement costs are capitalized as part of the related long-lived asset and depreciated over the useful life of the asset. For the regulated segment of WPS Resources, we believe it is probable that any differences between expenses under Statement No. 143 and expenses currently recovered through customer rates will be recoverable in future customer rates. Accordingly, the adoption of this statement had no impact on the regulated segment income as the effects were offset by the establishment of regulatory assets or liabilities pursuant to Statement No. 71.

Legal retirement obligations identified for the regulated segments of WPS Resources relate primarily to the final decommissioning of our Kewaunee nuclear plant. WPS Resources has a legal obligation to decommission the radiated portions of the Kewaunee nuclear plant in accordance with the Nuclear Regulatory Commission's minimum decommissioning requirements. We have also identified other legal retirement obligations related to utility plant assets that are not currently significant to the financial statements. Upon implementation of Statement No. 143, we reclassified previously recorded liabilities of $290.5 million from Accumulated Depreciation and capitalized a net asset retirement cost of $90.8 million, resulting in an increase in net Property, plant and equipment of $381.3 million. The difference of $56.5 million between previously recorded liabilities and the liability recorded as a result of adopting Statement No. 143 was deferred as a regulatory liability.

The nonregulated segments of WPS Resources have identified a legal retirement obligation related to the closure of an ash basin located at the Sunbury generating facility. Upon implementation of Statement No. 143, the nonregulated segments of WPS Resources recorded an increase in net Property, plant, and equipment of $1.4 million, a liability of $2.0 million, and a cumulative effect of adoption after tax which reduced net income by $0.3 million in the first quarter of 2003. The following table describes all changes to the asset retirement obligation liabilities of WPS Resources.

(Millions)	Regulated	Nonregulated	Total
Asset retirement obligations at beginning of year	$ -	$ -	$ -
Liability recognized in transition	324.8	2.0	326.8
Accretion expense	4.7	-	4.7
Asset retirement obligation at March 31, 2003	$329.5	$2.0	$331.5

The following pro forma liabilities reflect amounts as if Statement No. 143 had been applied during all periods presented:

(Millions)	March 31, 2003	December 31, 2002	December 31, 2001
Regulated segments:
Nuclear decommissioning	$329.1	$324.4	$306.7
Other	0.4	0.4	0.3
Nonregulated segments:
Ash basin facility	$ 2.0	$ 2.0	$ 1.9

Pro forma net income and earnings per share have not been presented for the periods ended March 31, 2003 and 2002 because the pro forma application of Statement No. 143 to prior periods would result in pro forma net income and earnings per share not materially different from the actual amounts reported for those periods in the Consolidated Statements of Income.

The regulated segments of WPS Resources recognize removal costs for utility assets as a component of depreciation expense in accordance with regulatory treatment. These costs do not have associated legal retirement obligations and, therefore, are outside the scope of Statement No. 143. At March 31, 2003, there was approximately $175 million of removal costs included in Accumulated Depreciation.

NOTE 7--STOCK OPTION PLANS

Shareholders approved the WPS Resources Corporation 2001 Omnibus Incentive Compensation Plan and the WPS Resources Corporation 1999 Stock Option Plan for certain management personnel. The Board of Directors approved the WPS Resources Corporation 1999 Non-Employee Directors Stock Option Plan. WPS Resources accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25), and related Interpretations. No stock option-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if WPS Resources had applied the fair value recognition provisions of Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock Based Compensation," to stock option-based employee compensation:

	Three Months Ended March 31
(Millions, except per share amounts)	2003	2002

Income available for common shareholders	$33.0	$28.1
Deduct: Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.1)	(0.1)
Pro forma income	$32.9	$28.0

Basic earnings per common share
As reported	$ 1.03	$ 0.89
Pro forma	1.02	0.89

Diluted earnings per common share
As reported	$ 1.02	$ 0.89
Pro forma	1.02	0.89

NOTE 8--COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires the reporting of other comprehensive income in addition to income available for common shareholders. Total comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. Total comprehensive income includes income available for common shareholders, unrealized gains and losses on securities classified as available-for-sale, changes in the fair value of interest rate swaps, and foreign currency translation adjustments. WPS Resources' total comprehensive income is:

	Three Months Ended March 31
(Millions)	2003	2002
Income available for common shareholders	$33.0	$28.1
Cash flow hedges (net of tax of $2.8 and $0.3)	4.1	0.4
Total comprehensive income	$37.1	$28.5

The following table shows the changes to Other Comprehensive Income from December 31, 2002 to March 31, 2003.

(Millions)
December 31, 2002 balance	$(10.0)
Cash flow hedges recognized in income	(0.3)
New cash flow hedges not yet settled	4.4
March 31, 2003 balance	$ (5.9)

NOTE 9--COMMITMENTS AND CONTINGENCIES

We have reviewed the status of our commitments and have discussed material changes from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2002 below. See WPS Resources' Notes to Consolidated Financial Statements Note 15--Commitments and Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2002 for specific details.

Nuclear Plant Operation

In accordance with Nuclear Regulatory Commission industry requirements, during the completed spring 2003 refueling outage, a visual inspection of the Kewaunee plant reactor vessel head was conducted. There were no problems with the vessel head during the most recently completed operating cycle.

After evaluating the cost of continued required inspections of the existing reactor vessel head and the cost to replace the reactor vessel head, the Kewaunee plant owners submitted a construction authorization request to the Public Service Commission of Wisconsin for replacement of the reactor vessel head. Approval of the request was received in 2003. The replacement is scheduled to occur during the fall 2004 refueling outage at a cost of approximately $12 million to Wisconsin Public Service.

NOTE 10--EARNINGS PER SHARE
Common stock shares, $1 par value	March 31 2003	December 31 2002
Total shares issued, 200,000,000 shares authorized	32,202,678	32,040,875
Treasury shares	20,410	65,650
Average cost of treasury shares	$23.94	$23.62
Shares in deferred compensation trust	182,953	166,446
Average cost of deferred compensation trust shares	$33.24	$32.29

Earnings per share is computed by dividing net income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the exercise and/or conversion of all potentially dilutive securities. Such dilutive items include in-the-money stock options. Diluted earnings per share for the periods shown are calculated excluding some stock option plan shares that had an anti-dilutive effect. The number of anti-dilutive shares is immaterial at March 31, 2003 and 2002. The following table reconciles the computation of basic and diluted earnings per share:

Reconciliation of Earnings Per Share (Millions, except per share amounts)	Three Months Ended March 31
	2003	2002
Net income before cumulative effect of change in accounting principle	$29.8	$28.1
Impact of cumulative effect of a change in accounting principle	3.2	-
Net income available to common shareholders	$33.0	$28.1

Basic weighted average shares	32.1	31.4
Incremental issuable shares	0.3	0.2
Diluted weighted average shares	32.4	31.6

Basic earnings per common share before cumulative effect of change in accounting principle	$0.93	$0.89
Diluted earnings per common share before cumulative effect of change in accounting principle	$0.92	$0.89

Basic impact per share of cumulative effect of change in accounting principle	$0.10	-
Diluted impact per share of cumulative effect of change in accounting principle	$0.10	-

Basic earnings per common share	$1.03	$0.89
Diluted earnings per common share	$1.02	$0.89

NOTE 11--SEGMENTS OF BUSINESS

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

The tables below present summary information pertaining to our operations segmented by lines of business.

	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric	Gas	Total Utility	WPS Energy Services	WPS Power Development	Holding Company & Other	Reconciling Eliminations	WPS Resources Consolidated

Quarter Ended March 31, 2003
Total revenues	$201.4	$173.6	$375.0	$884.0	$44.8	$0.3	$(20.8)	$1,283.3
Income available for common shareholders	12.1	12.7	24.8	12.1	(2.5)	(1.8)	0.4	33.0

Quarter Ended March 31, 2002
Total revenues	$177.2	$107.8	$285.0	$92.5	$26.6	$0.3	$(7.3)	$397.1
Income available for common shareholders	14.4	11.3	25.7	4.6	(0.4)	(1.8)	-	28.1

Wisconsin Public Service's principal business segments are the regulated electric utility operations and the regulated gas utility operations.

Segments of Business (Millions)	Electric	Gas	Total Utility	Other	Reconciling Eliminations	Wisconsin Public Service Consolidated

Quarter Ended March 31, 2003
Operating revenues	$178.1	$173.6	$351.7	$0.4	$(0.4)	$351.7
Earnings on common stock	9.9	12.6	22.5	1.4	-	23.9

Quarter Ended March 31, 2002
Operating revenues	$161.6	$107.8	$269.4	$0.4	$(0.4)	$269.4
Earnings on common stock	13.2	11.3	24.5	0.8	-	25.3

NOTE 12--NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51," in order to improve financial reporting by companies involved with variable interest entities. Interpretation No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of Interpretation No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect a significant impact on our consolidated financial statements as a result of adopting Interpretation No. 46.

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

First Quarter 2003 Compared with First Quarter 2002

WPS Resources Overview

WPS Resources' first quarter 2003 and first quarter 2002 results of operations are shown in the following table:

WPS Resources' Results	First Quarter
(Millions, except per share amounts)	2003	2002	Change

Total consolidated revenues	$1,283.3	$397.1	223%
Net income before cumulative effect of changes in accounting principles	$ 29.8	$ 28.1	6%
Cumulative effect of changes in accounting principles, net of tax	3.2	-	-
Income available for common shareholders	$ 33.0	$ 28.1	17%
Earnings per share before cumulative effect of changes in accounting principles
Basic	$0.93	$0.89	4%
Diluted	$0.92	$0.89	3%
Impact per share of cumulative effect of changes in accounting principles
Basic	$0.10	-	-
Diluted	$0.10	-	-
Earnings per common share
Basic	$1.03	$0.89	16%
Diluted	$1.02	$0.89	15%

Consolidated revenues increased significantly due to the required reclassification of previously reported 2002 revenues and cost of sales, coupled with increased sales volumes and higher natural gas prices in the first quarter of 2003.

Improved gas and electric margins at WPS Energy Services combined with the effect of required accounting changes contributed to increased consolidated earnings at WPS Resources in the first quarter of 2003. In addition, our gas utility segment experienced a 12% increase in earnings largely due to weather that was 16% colder in the first quarter of 2003 than in the first quarter of 2002. Higher utility operating expenses without the anticipated Wisconsin retail electric rate relief at Wisconsin Public Service, however, had a negative impact on electric utility earnings. The Public Service Commission of Wisconsin approved a 3.5% increase in Wisconsin retail electric rates effective March 21, 2003. We had anticipated a January 1, 2003 effective date. WPS Power Development experienced a net loss primarily due to reduced margins at its Sunbury generation plant.

Adoption of Accounting Standards

WPS Resources and its subsidiaries were required to adopt new accounting standards at January 1, 2003 including the adoption of the Emerging Issues Task Force Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." The adoption of these standards resulted in a consolidated positive after-tax cumulative effect of changes in accounting principles of $3.2 million. In addition, the adoption of Issue 02-03 requires revenues related to derivative instruments classified as trading be reported net of related cost of sales for all periods presented. Accordingly, WPS Resources' previously reported first quarter 2002 revenues have been reclassified to be presented net of related cost of sales. Neither margins nor net income for 2002 were impacted by the reclassification of revenue upon adoption of Issue 02-03.

WPS Energy Services had been applying the accounting standards of Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" since the first quarter of 2000. WPS Energy Services was defined as a trading company under Issue 98-10 and was required to mark all of its contracts to market. On October 25, 2002, the Emerging Issues Task Force rescinded Issue 98-10, thus precluding mark-to-market accounting for energy trading contracts entered into after that date that are not derivatives and required a cumulative change in accounting principle be recorded, effective January 1, 2003, for all nonderivative contracts entered into on or prior to October 25, 2002. On January 1, 2003, WPS Energy Services recorded a positive after-tax cumulative effect of a change in accounting principle to net income to remove from its balance sheet the mark-to-market effects of those contracts entered into on or prior to October 25, 2002 that do not meet the definition of a derivative under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The cumulative effect of adopting Issue 02-03 was partially offset in net income by associated changes in WPS Energy Services' margins, for a positive net after-tax impact of approximately $1 million in the first quarter of 2003.

Adoption of Statement No. 143 resulted in increases in net property, plant, and equipment and in noncurrent liabilities. WPS Resources' consolidated balance sheet increased approximately $332 million as a result of adopting this statement. Wisconsin Public Service's balance sheet increased approximately $330 million as a result of adopting this statement.

Revenues

As required, on January 1, 2003, WPS Energy Services adopted Emerging Issues Task Force Issue No. 02-03. Upon adoption, Issue 02-03 requires revenues related to derivative instruments classified as trading to be reported net of related cost of sales for all periods presented. Prior to January 1, 2003, WPS Energy Services classified all its activities as trading in accordance with the accounting standards in effect at that time (Issue 98-10). Consistent with the new accounting standards under Issue 02-03, effective January 1, 2003, WPS Energy Services classifies as trading activities only those transactions that at inception are intended to be settled in the near term with the objective of generating profits on short-term differences in prices. As a result of the change in the definition of trading, a larger portion of WPS Energy Services' business activities were classified as trading in 2002 than in 2003. Previously reported trading revenues related to derivatives for 2002 have been reclassified using net reporting while the majority of 2003 revenues continue to be reported on a gross basis. Thus, the revenues and cost of sales for more activities are reported on a gross basis, rather than a net basis, in 2003 than in 2002, as reclassified. The retroactive reclassification to net revenues and cost of sales for 2002 trading activities resulted in a $274.2 million decrease to WPS Resources' previously reported first quarter 2002 consolidated nonregulated revenues and a corresponding $274.2 million decrease to previously reported first quarter 2002 nonregulated cost of fuel, gas, and purchased power. Neither margins nor net income for 2002 were impacted by the reclassification of revenue upon adoption of Issue 02-03. Implementation of Issue 02-03 will not change the economics or cash flows of the underlying transactions.

Utility revenues increased due to sales volume growth and higher natural gas prices in the first quarter of 2003 than in the first quarter of 2002. WPS Energy Services' gas revenues also increased as the result of higher natural gas prices in the first quarter of 2003. In addition, sales volumes growth including the addition of a retail natural gas business in Canada and electric sales from Quest Energy, LLC, which was consolidated with WPS Energy Services beginning in December 2002, contributed to higher revenues at WPS Energy Services in the first quarter of 2003. Although the retail natural gas business in Canada has contributed significantly to WPS Energy Services' revenues, its net income impact has been minimal due to the structure of the acquisition which provides an earn out to the seller through 2004. The earn out provides for a greater percentage of margin to be paid to the seller in 2003.

Overview of Utility Operations

Utility operations include the electric utility operations at Wisconsin Public Service and Upper Peninsula Power and the gas utility operations at Wisconsin Public Service. Income available for common shareholders attributable to electric utility operations was $12.1 million in the first quarter of 2003 compared with $14.4 million in the first quarter of 2002. Income available for common shareholders attributable to gas utility operations was $12.7 million in the first quarter of 2003 compared with $11.3 million in the same period of 2002.

Electric Utility Operations

The consolidated electric utility margin represents electric revenue less cost of sales exclusive of intercompany transactions. Our consolidated electric utility margin increased $7.7 million, or 6%. The electric utility margin increased due to higher overall electric utility sales volumes.

WPS Resources' Consolidated Electric Utility Results (Millions)	First Quarter
2003	2002
Revenues	$192.0	$172.0
Fuel and purchased power costs	59.5	47.2
Margins	$132.5	$124.8

WPS Resources' Consolidated Electric Utility Volumes	First Quarter	Year Ended
2003	2002	2002	2001
Sales in megawatt-hours	3,386,501	3,240,666	13,717,213	12,741,024

Our consolidated electric utility revenues increased $20.0 million, or 12%, in the first quarter of 2003 as the result of a 5% increase in overall sales volumes at Wisconsin Public Service. Sales volumes to Wisconsin Public Service's residential customers increased 9% and sales volumes to commercial and industrial customers increased 4%. An 8.95% retail electric rate increase and a 5% increase in sales volumes at Upper Peninsula Power also contributed to the higher electric utility margin in the first quarter of 2003. Upper Peninsula Power's electric rate increase became effective in December 2002.

Our consolidated fuel expense for generation plants increased $7.1 million, or 25%, in the first quarter of 2003. Of this amount, $5.0 million was the result of increased fuel costs at Wisconsin Public Service's combustion turbine generation plants combined with higher generation from these plants. Unit fuel costs at the combustion turbine generation plants increased 128% as the result of higher natural gas prices in the first quarter of 2003 than in the first quarter of 2002. Generation requirements for the combustion turbine plants increased 81% as the result of scheduled and unscheduled outages due to equipment repairs at Wisconsin Public Service's coal-fired generation plants and the inability to import more purchased power due to transmission constraints. The unit cost of purchased power was lower than the unit cost of combustion turbine generation.

Our consolidated purchased power expense increased $5.2 million, or 27%, as a result of an increase in volumes purchased at both Upper Peninsula Power and Wisconsin Public Service in the first quarter of 2003. In addition, the unit cost of purchased power was up 22% over the first quarter of 2002.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin electric retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. Forecasted annual 2003 fuel costs at March 31, 2003 are expected to be within this 2% window.

Gas Utility Operations

The consolidated gas utility margin represents gas revenues less purchases exclusive of intercompany transactions.

Wisconsin Public Service's Gas Utility Results (Millions)	First Quarter
2003	2002
Revenues	$173.6	$107.8
Purchase costs	130.8	68.3
Margins	$ 42.8	$ 39.5

Wisconsin Public Service's Gas Utility Volumes	First Quarter	Year Ended
2003	2002	2002	2001
Throughput in therms	335,227,131	293,429,474	845,362,693	742,721,926

An increase in overall natural gas throughput volumes of 14% resulted in a higher gas utility margin of $3.3 million, or 8%, in the first quarter of 2003. Gas throughput volumes were affected positively by weather that was 16% colder in the first quarter of 2003 than in the same period in 2002, and 7% colder than normal.

Wisconsin Public Service's gas revenues increased $65.8 million, or 61%, in the first quarter of 2003 and gas purchase costs increased $62.5 million, or 92%, largely as the result of colder weather and a 55% increase in the average unit cost of natural gas. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause. Therefore, the higher natural gas prices experienced in the first quarter of 2003 were passed on to customers. The higher natural gas prices are reflected in both revenues and gas purchases, thus having little impact on margin.

Other Utility Expenses / Income

Utility operation and maintenance expenses increased $11.1 million in the first quarter of 2003 due to higher pension and medical benefit costs and higher payroll expenses.

Utility miscellaneous income decreased $3.2 million in the first quarter of 2003 primarily as the result of lower earnings on Wisconsin Public Service's nuclear decommissioning trust assets. Due to regulatory practice, a decrease in earnings on the trust assets is largely offset by decreased depreciation expense.

Adoption of Accounting Standard

On January 1, 2003, Wisconsin Public Service adopted Statement of Financial Accounting Standards No. 143 which resulted in recording a $329.5 million asset retirement obligation liability related primarily to the decommissioning of the Kewaunee Nuclear Power Plant on its balance sheet. Amounts related to nuclear decommissioning previously recorded in accumulated depreciation were reclassified to the asset retirement obligation liability. Wisconsin Public Service believes it is probable that any differences between expenses under Statement No. 143 and expenses currently included in customer rates will be recoverable in future customer rates. Accordingly, there was no cumulative effect of a change in accounting principle due to the anticipated regulatory treatment of asset retirement obligations.

Overview of Nonregulated Operations

Nonregulated operations consist of the natural gas, electric, and other sales at WPS Energy Services, a diversified energy supply and services company and the operations of WPS Power Development, an electric generation asset development company.

WPS Energy Services' net income increased to $12.1 million in the first quarter of 2003 compared with $4.6 million in the same period of 2002. WPS Power Development experienced a net loss of $2.5 million in the first quarter of 2003 compared with a net loss of $0.4 million in the first quarter of 2002.

Overview of WPS Energy Services

WPS Energy Services' principal businesses involve nonregulated gas and electric sales. Revenues at WPS Energy Services were $884.0 million in the first quarter of 2003 compared with $92.5 million in the first quarter of 2002. Revenues increased at WPS Energy Services largely as the result of the adoption of Issue 02-03 and the related change in the definition of trading (which resulted in a majority of 2003 revenues to be reported on a gross basis and required the reclassification of 2002 revenue from a gross to a net basis for trading activities that meet the definition of a derivative under Statement of Financial Accounting Standards No. 133), the higher cost for natural gas in the first quarter of 2003 compared with the cost for the same period in 2002, and the addition of both the retail gas business in Canada and the Michigan retail electric business of Quest Energy, LLC. WPS Energy Services reclassified $276.1 million of cost of sales to revenues to report the first quarter 2002 trading activities that meet the definition of a derivative on a net basis in accordance with Issue 02-03. There was no impact on reported 2002 margins or net income from this reclassification.

WPS Energy Services' Margins

WPS Energy Services' Gas Results (Million)	First Quarter
2003	2002
Nonregulated natural gas revenues	$813.2	$59.3
Nonregulated natural gas cost of sales	795.7	49.7
Margins	$ 17.5	$ 9.6

First Quarter	Year Ended
WPS Energy Services' Gas Volumes	2003	2002	2002	2001
Wholesale sales volumes in billion cubic feet	73.4	68.6	233.8	242.8
Retail sales volumes in billion cubic feet	78.2	32.9	135.7	104.5

Natural gas revenues increased as the result of the reclassification of 2002 trading revenue from the gross to the net basis, significantly higher natural gas prices, and the acquisition of the Canadian business. The nonregulated gas margin at WPS Energy Services increased $7.9 million due to strong wholesale margins, the settlement of pending liabilities with several counterparties, and the acquisition of a Canadian retail gas business in November 2002.

WPS Energy Services' Electric Results (Millions)	First Quarter
2003	2002
Nonregulated electric sales	$70.1	$32.5
Nonregulated electric cost of sales	62.3	29.4
Margins	$ 7.8	$ 3.1

WPS Energy Services' Electric Volumes	First Quarter	Year Ended
2003	2002	2002	2001
Wholesale sales in megawatt-hours	232,300	781,900	4,250,000	1,696,600
Retail sales in megawatt-hours	1,724,400	793,000	2,703,600	1,944,700

Nonregulated electric sales at WPS Energy Services increased $37.6 million and the nonregulated electric margin increased $4.7 million. The increase in electric revenue was due to the reclassification of 2002 trading revenue from the gross to the net basis and the acquisition of Quest Energy in January 2003. The Quest Energy acquisition, as well as more favorable market price conditions in Maine, contributed favorably to WPS Energy Services' margins in the first quarter of 2003. There was a favorable impact on WPS Energy Services' first quarter 2002 electric margins from mark-to-market accounting under Issue 98-10. The rescission of Issue No. 98-10 caused the discontinuation of mark-to-market accounting for the electric retail business in the first quarter of 2003.

WPS Energy Services' Other Expenses

Operating expenses at WPS Energy Services increased $4.7 million in the first quarter of 2003 compared with the first quarter of 2002 primarily due to costs associated with business expansion, higher write-offs of uncollectible accounts, and higher accruals for variable compensation as a result of higher gross margins and net profit.

WPS Energy Services' Cumulative Effect of Change in Accounting Principle

In the first quarter of 2003, WPS Energy Services had a $3.3 million after-tax favorable impact from recording the cumulative change in accounting principle as a result of the rescission of Issue 98-10. Those mark-to-market assets and liabilities on the balance sheet as of December 31, 2002 that did not qualify as derivatives under Statement No. 133 were reversed, with the offset recorded as the cumulative effect of a change in accounting principle.

WPS Energy Services' Price Risk Management Activities

WPS Energy Services accounts for its energy contracts under the guidance in Emerging Issues Task Force Issue No. 02-03. Issue 02-03 requires revenues related to derivative instruments classified as trading to be reported net of related cost of sales. Beginning January 1, 2003, WPS Energy Services classifies as trading activities only those transactions that at inception are intended to be settled in the near term with the objective of generating profits on short-term differences in prices.

WPS Energy Services marks to market energy contracts which are defined as derivatives under Statement of Financial Accounting Standards No. 133. At March 31, 2003, WPS Energy Services had "Assets from Risk Management Activities" of $491.8 million, which represents financial assets based on the fair value of derivative contracts, and had "Liabilities from Risk Management Activities" of $473.2 million, which represents financial liabilities based on the fair value of derivative contracts. Net changes in the fair market value of nonhedge derivatives and derivatives designated as fair value hedges are reported in nonregulated energy cost of sales. Net changes in the fair market value of derivatives designated as cash flow hedges are reported in other comprehensive income.

Overview of WPS Power Development

Revenues at WPS Power Development increased $18.2 million, or 68%, in the first quarter of 2003. The primary factors impacting this increase were revenues from the generating assets obtained in the CH Resources acquisition on June 1, 2002, revenue from the Combined Locks Energy Center which became fully operational in the second quarter of 2002, increased revenue at Sunbury and Westwood, and increased revenue from steam sales. The increase in revenue from steam sales was due to an increase in natural gas prices, as steam sales are indexed to this commodity.

WPS Power Development had a net loss of $2.5 million in the first quarter of 2003 compared with a net loss of $0.4 million in the first quarter of 2002 primarily due to lower margin and increased operating costs.

WPS Power Development's Production Results (Millions)	First Quarter
	2003	2002

Nonregulated other revenues	$44.8	$26.6
Nonregulated other cost of sales	36.6	17.3
Margins	$ 8.2	$ 9.3

WPS Power Development experienced a decrease of $1.1 million in its margin in the first quarter of 2003. Margins decreased at the Sunbury generation plant largely due to decreased availability as a result of issues related to fuel quality and associated mechanical difficulties related to fuel delivery systems. Increased margins from the generating assets obtained in the CH Resources acquisition, which came on line in the second quarter of 2002, partially offset the decreased margin at Sunbury.

WPS Power Development's Other Expenses

Operating expenses at WPS Power Development increased $0.6 million in the first quarter of 2003 compared with the first quarter of 2002, primarily due to costs related to the generating assets obtained in the CH Resources acquisition on June 1, 2002. Offsetting this increase was a reduction in operating expenses at Sunbury primarily due to the 10% reduction in workforce at the facility (which took effect in January 2003) and other cost saving measures.

WPS Power Development depreciation expense increased $1.4 million in the first quarter of 2003. This increase was primarily due to the CH Resources assets coming on line in the second quarter of 2002, the combined cycle phase of the Combined Locks Energy Center coming on line in the second quarter of 2002, and the nitrous oxide emissions reduction project at Sunbury which was completed in 2002.

WPS Power Development's Miscellaneous Income and Minority Interest

Miscellaneous income at WPS Power Development decreased $0.6 million. Increased production at WPS Power Development's synthetic fuel operation resulted in increased equity losses in the first quarter of 2003. (The impact on net income from equity losses related to the synthetic fuel operation are offset with income tax credits.) Production levels were increased as a result of the sale of 30% of its interest in this venture in December 2002. A significant portion of the increase in production ($1.1 million) is allocated to the purchaser of this interest through minority interest. Income related to the December 2002 sale partially offset the increased equity losses. In the first quarter 2003, WPS Power Development recognized $1.9 million of pretax income (approximately $1.1 million after-tax) related to the 2002 sale of a portion of its synthetic fuel operation. In the first quarter 2002, WPS Power Development recognized a $1.2 million pretax gain (approximately $0.7 million after-tax) related to the 2001 sale of a portion of its synthetic fuel operation.

Adoption of Accounting Standard

On January 1, 2003, WPS Power Development adopted Statement of Financial Accounting Standard No. 143 and recognized a negative after-tax cumulative effect of change in accounting principle of $0.3 million. WPS Power Development also recorded an asset retirement obligation of $2.0 million related to its Sunbury plant on its balance sheet.

Overview of Holding Company and Other Operations

Holding Company and Other operations include the operations of WPS Resources and WPS Resources Capital as holding companies and the nonutility activities at Wisconsin Public Service and Upper Peninsula Power. Holding Company and Other operations experienced a loss of $1.8 million in both the first quarter of 2003 and the first quarter of 2002. Losses have been experienced due to interest expense from financing required to provide funds for subsidiary operations.

LIQUIDITY AND CAPITAL RESOURCES - WPS RESOURCES

Financing

WPS Resources normally uses internally generated funds and commercial paper borrowing to satisfy most of its capital requirements. We may periodically issue long-term debt and common stock to reduce short-term debt, maintain desired capitalization ratios, and fund future growth. We may seek nonrecourse financing for funding some nonregulated acquisitions. WPS Resources' commercial paper borrowing program provides for working capital requirements of the nonregulated businesses and Upper Peninsula Power. Wisconsin Public Service has its own commercial paper borrowing program. The specific forms of long-term financing, amounts, and timing depend on the availability of projects, market conditions, and other factors.

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

In March 2003, Moody's placed the long-term ratings of WPS Resources and Wisconsin Public Service under review for possible downgrade, citing changes in business risk, increased debt levels, and the near-term capital expenditure program. We believe these ratings continue to be among the best in the energy industry, and have allowed us to access commercial paper and long-term debt markets on favorable terms. Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating.

In 2003, we issued new shares of common stock under our Stock Investment Plan and under certain stock-based employee benefit plans. Equity increased $7.5 million in the first three months of 2003 as a result of these plans. WPS Resources also repurchased $0.8 million of existing common stock for stock-based compensation plans in the first quarter of 2003.

Wisconsin Public Service used short-term debt to retire $50.0 million of 6.8% first mortgage bonds on February 1, 2003. Wisconsin Public Service expects to issue long-term debt of up to $175 million in the second half of 2003 to reduce short-term debt, meet working capital requirements, and refinance existing debt. The size and timing of the debt is dependent on business needs and refinancing opportunities. Wisconsin Public Service retired $9.1 million of 6.125% tax-exempt bonds on May 1, 2003.

WPS Resources expects to issue $125 to $175 million of equity in the fourth quarter of 2003. The actual size of the equity offering is dependent on business requirements, market conditions, and WPS Resources' desired equity to debt ratio.

Regulatory

On February 6, 2003, Wisconsin Public Service filed an application with the Michigan Public Service Commission for new electric rates for its Michigan retail customers. Wisconsin Public Service requested a 9% increase in Michigan electric rates, its first request since 1986. Since it is uncertain as to when the Michigan Public Service Commission will review its request, Wisconsin Public Service also filed for a 5.8% interim rate increase. If approved, the interim rates will be in effect until final rates are approved.

On March 20, 2003, Wisconsin Public Service received a final order from the Public Service Commission of Wisconsin authorizing a 3.5% increase in Wisconsin retail electric rates and ordering a 0.3% decrease in Wisconsin retail natural gas rates effective March 21, 2003. The order authorized a 12.0% return on equity, with equity constituting 55% of the capital structure.

On April 1, 2003, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin for a 14.1% increase in Wisconsin retail electric rates and a 4.1% increase in Wisconsin retail natural gas rates. Wisconsin Public Service requested a 12.0% return on equity and anticipates an order in the fourth quarter of 2003, with new rates effective January 1, 2004.

On April 30, 2003, Wisconsin Public Service received a draft order from the Federal Energy Regulatory Commission approving a 21%, or $4.166 million, increase in wholesale electric rates. The new wholesale rates were effective on May 11, 2003, and are subject to refund. The Federal Energy Regulatory Commission also authorized the use of formula rates which will allow Wisconsin Public Service to adjust wholesale electric rates to reflect actual costs without having to file additional rate requests.

Asset Sales, Acquisitions, and Construction

As part of its regulated utility operations, Wisconsin Public Service expects to submit an application for a Certificate of Public Convenience and Necessity to the Public Service Commission of Wisconsin in the third or fourth quarter of 2003 for approval to build a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. Wisconsin Public Service anticipates receiving approval from the Public Service Commission of Wisconsin in 2004. The facility is estimated to cost approximately $750 million, assuming the Public Service Commission of Wisconsin allows a current return on construction costs. In its current rate order, the Public Service Commission of Wisconsin authorized deferral of costs related to development of the facility. Wisconsin Public Service also requested a declaratory ruling to allow recovery of all reasonable costs related to the project incurred or committed prior to the Public Service Commission of Wisconsin's final decision regarding construction authorization.

On April 18, 2003, the Public Service Commission of Wisconsin approved Wisconsin Public Service's request to transfer its interest in the Wausau to Duluth transmission line to the American Transmission Company. The transfer is expected to occur in the second quarter of 2003. At March 31, 2003, Wisconsin Public Service had recorded capital costs of approximately $19 million related to this line.

Sunbury Generation Plant

As a result of both market conditions and issues related to the physical performance of the plant, the Sunbury generation plant has not met our projected near-term financial performance levels. Although Sunbury's operating performance is now nearing industry standards for equivalent availability, market conditions continue to be depressed due to lower prices for capacity. WPS Resources has currently authorized up to $12.0 million of additional capital contributions to Sunbury in 2003 to compensate for the impact of decreased capacity revenues as well as adjustments to Sunbury's operating plan. WPS Resources has also authorized up to $5.0 million of additional debt to WPS Power Development, if needed. If present market conditions persist, additional capital may be needed in 2004 as well. In an effort to mitigate the impact of these market conditions, we have initiated several cost control measures at Sunbury Generation, including a reduction in the work force at the Sunbury plant effective January 2003.

WPS Energy Services Aggregation Program

WPS Energy Services is a Certified Retail Electric Supplier in the state of Ohio. WPS Energy Services has aggregation program delinquent receivables in Ohio of approximately $1.8 million, all of which was reserved in an allowance for uncollectible receivables. The accumulation of receivables is primarily a result of the Ohio payment priority rules and how they were being applied related to the allocation of customer payments between the electric distribution company and the electric supplier when customers pay a consolidated bill. The current payment allocation requires customer remittances to be applied first to past due and current charges of the electric distribution company. Any remaining money is then applied to the electric supplier's past due and current charges. WPS Energy Services has taken steps to mitigate the accumulation of receivables by dropping past due customers from the aggregation program and filing a formal complaint with the Public Utility Commission of Ohio on July 30, 2002, seeking enforcement of the September 13, 2001 order requiring electric distribution companies to enter into a fair and reasonable contract with suppliers for the purchase of receivables. A settlement agreement to the complaint case has been reached and recommended to the Ohio commission for approval and adoption. The settlement agreement changes the customer payment allocation to satisfy electric supplier's past due amounts first, which will improve WPS Energy Services collection of receivables and bring the level of delinquent receivables closer to industry averages.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS - WPS RESOURCES

The following table summarizes the contractual obligations of WPS Resources, including its subsidiaries.

		Payments Due By Period
Contractual Obligations As of March 31, 2003 (Millions)	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years

Long-term debt principal and interest payments	$1,222.3	$ 63.4	$165.9	$102.4	$ 890.6
Operating leases	8.5	2.5	4.4	0.5	1.1
Unconditional purchase obligations	2,308.1	1,461.0	517.8	117.5	211.8
Total contractual cash obligations	$3,538.9	$1,526.9	$688.1	$220.4	$1,103.5

Long-term debt principal and interest payments represent bonds, notes, and loans held by WPS Resources and its subsidiaries. We record all principal obligations on the balance sheet.

Unconditional purchase obligations represent mainly commodity purchase contracts of WPS Resources and its subsidiaries. The energy supply contracts at WPS Energy Services generally have offsetting energy sale contracts. Wisconsin Public Service expects to recover the costs of its contracts in future customer rates.

As part of normal business, WPS Resources and its subsidiaries enter into various guaranties providing financial or performance assurance to third parties on behalf of certain subsidiaries. These guaranties are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes.

The guaranties issued by WPS Resources include intercompany guaranties between parents and their subsidiaries, which are eliminated in consolidation, and guaranties of the subsidiaries' performance. As such, all of WPS Resources' guaranties are excluded from the recognition, measurement, and disclosure requirements of Financial Accounting Standards Board Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others."

At March 31, 2003 and December 31, 2002, outstanding guaranties totaled $873.4 million and $655.8 million, respectively, as follows:
WPS Resources' Outstanding Guaranties (Millions)	March 31, 2003	December 31, 2002
Guaranties of subsidiary debt	$ 39.2	$ 38.8
Guaranties supporting commodity transactions of subsidiaries	769.2	584.3
Standby letters of credit	55.8	22.7
Surety bonds	6.0	6.4
Other guaranties	3.2	3.6
Total guaranties	$873.4	$655.8

WPS Resources' Outstanding Guaranties (Millions) Commitments Expiring	Total Amounts Committed At March 31 2003	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Guaranties of subsidiary debt	$ 39.2	$ 12.0	$ -	$ -	$ 27.2
Guaranties supporting commodity transactions of subsidiaries	769.2	535.5	152.4	10.7	70.6
Standby letters of credit	55.8	49.3	6.5	-	-
Surety bonds	6.0	0.5	0.1	-	5.4
Other guaranties	3.2	0.5	-	2.7	-
Total guaranties	$873.4	$597.8	$159.0	$13.4	$103.2

At March 31, 2003, WPS Resources had outstanding $39.2 million in corporate guaranties supporting indebtedness. Of that total, $39.0 million supports outstanding debt at two of WPS Power Development's subsidiaries. The underlying debt related to these guaranties is reflected in the consolidated balance sheet.

WPS Resources' Board of Directors has authorized management to issue corporate guaranties in the aggregate amount of up to $900 million to support the business operations of WPS Energy Services. WPS Resources primarily issues the guaranties to counterparties in the wholesale electric and natural gas marketplace to meet the counterparties' requirements and permit WPS Energy Services to operate within these markets. The amount of guaranties issued by WPS Resources to support the business operations at WPS Energy Services at March 31, 2003, was $691.0 million. The amount supported is dependent on the amount of outstanding business WPS Energy Services actually has with the counterparties holding the guaranties at any point in time. WPS Resources reflects WPS Energy Services' obligations supported by these parental guaranties on its consolidated balance sheet either as accounts payable or liabilities from risk management activities.

WPS Resources' Board of Directors has authorized corporate guaranties as needed to support certain specific business operations of WPS Power Development. At March 31, 2003, WPS Resources had outstanding $29.5 million in corporate guaranties to support the business operations of WPS Power Development, which are reflected in the above table. WPS Resources issues the guaranties for indemnification obligations related to business purchase agreements and counterparties in the wholesale electric marketplace to meet their credit requirements and permit WPS Power Development to operate within these markets. The amount supported is dependent on the amount of the outstanding obligation that WPS Power Development has with the parties holding the guaranties at any point in time. WPS Resources reflects WPS Power Development's obligations supported by these parental guaranties on its consolidated balance sheet as either accounts payable or other liabilities.

The remaining $48.7 million of corporate guaranties consist of a $48.4 million guaranty reflected on Wisconsin Public Service's balance sheet supporting the termination agreement related to the acquisition of the De Pere Energy Center and $0.3 million of guaranties supporting operations at WPS Resources' smaller subsidiaries, which are not reflected on WPS Resources' consolidated balance sheet.

At WPS Resources' request, financial institutions have issued $55.8 million in standby letters of credit for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will request payment from WPS Resources. Any amounts owed by our subsidiaries are reflected in the consolidated balance sheet.

At March 31, 2003, WPS Resources furnished $4.7 million of surety bonds to the Commonwealth of Pennsylvania for waste management and disposal largely related to WPS Power Development's operations in that state. The remaining $1.3 million of surety bonds were provided for various purposes including worker compensation coverage and obtaining various licenses, permits and rights-of-way. Liabilities incurred as a result of activities covered by surety bonds are included in the consolidated balance sheet.

Other guaranties of $3.2 million listed in the above table include guaranties of subsidiary indebtedness that are available to the subsidiary but not outstanding as of March 31, 2003. Since this amount is not outstanding at the end of the quarter, it is not reflected on the consolidated balance sheet.

Wisconsin Public Service makes large investments in capital assets. Net construction expenditures, including nuclear fuel, are expected to be approximately $831 million in the aggregate for the 2003 through 2005 period. The Public Service Commission of Wisconsin has not yet approved some of these expenditures. Significant anticipated expenditures during this three-year period include:
  construction of generation facilities - $288 million
  automated meter reading - $60 million
  nuclear fuel - $34 million
  corporate software systems and hardware - $30 million
  service center annex building - $19 million
  nuclear reactor vessel head - $12 million
  combustion turbine - $10 million
  environmental equipment - $9 million

Other capital requirements for the three-year period include a contribution of about $8 million to the Kewaunee plant's nuclear decommissioning trust fund.

Upper Peninsula Power is expected to incur construction expenditures of about $39 million in the aggregate for the period 2003 through 2005, primarily for electric distribution improvements and repairs and safety measures at hydro facilities.

Significant capital expenditures identified at WPS Power Development for 2003 through 2005 include $12 million at the Sunbury facility, including about $3 million for handling nitrogen oxide emissions at that facility. Other capital expenditures for WPS Power Development for 2003 through 2005 could be significant, depending on its success in pursuing development and acquisition opportunities. When appropriate, WPS Power Development may seek nonrecourse financing for a portion of the cost of these acquisitions.

Capital expenditures identified at WPS Energy Services for 2003 through 2005 include about $2 million for software and systems upgrades.

Wisconsin Public Service, along with co-applicants Minnesota Power and American Transmission Company, continues to pursue the development of the 220-mile, 345-kilovolt Wausau, Wisconsin to Duluth, Minnesota transmission line and expects the project to proceed despite opposition primarily from local landowners, the Citizens Utility Board, and environmental groups.

Under a recent agreement, American Transmission Company will assume primary responsibility for the overall management of the project and will own and operate the completed line. Wisconsin Public Service will be reimbursed for its project costs to date, approximately $19 million. The necessary approvals for transfer of the project have been received from the Public Service Commission of Wisconsin and the Federal Energy Regulatory Commission. Wisconsin Public Service will continue to be responsible for obtaining property rights necessary for the project and construction of the project. WPS Resources will fund 50% of future project costs and receive additional equity in American Transmission Company.

For the period 2003 through 2005, we expect to make capital contributions of up to $80 million for our portion of the Wausau to Duluth transmission line. Additional contributions will be required through 2008 to complete the transmission line. WPS Resources may terminate its funding obligation if total project costs exceed the revised estimate of $396 million announced by American Transmission Company on November 11, 2002. WPS Resources may also terminate funding if the project extends beyond January 1, 2010. The updated cost estimate reflects additional costs for the project resulting from time delays, added regulatory requirements, changes and additions to the project at the request of local governments and American Transmission Company's management, and overhead costs.

The applicants filed petitions with the Public Service Commission of Wisconsin for approval of a revised cost estimate. We anticipate receiving approval of project continuation with new cost estimates in 2003. Completion of the line is expected in 2008.

TRADING ACTIVITIES - WPS RESOURCES CORPORATION

WPS Energy Services measures the fair value of contracts, including NYMEX exchange and over-the-counter contracts, natural gas options, natural gas and electric power physical fixed price contracts, basis contracts, and related financial instruments on a mark-to-market basis using risk management systems. The primary input for natural gas pricing is the settled forward price curve of the NYMEX exchange which includes contracts and options. Basis pricing is derived from published indices and documented broker quotes. WPS Energy Services bases electric prices on published indices and documented broker quotes. Valuations are adjusted for the time value of money, as well as market, operational, and credit risk in arriving at fair value. The following table provides an assessment of the factors impacting the change in the net value of WPS Energy Services' assets and liabilities from risk management during the three months ended March 31, 2003.
WPS Energy Services, Inc. Mark-to-Market Roll Forward (Millions)	Natural Gas	Electric	Total

Fair value of contracts at January 1, 2003	$(7.1)	$11.0	$ 3.9
Less contracts realized or settled during period	14.7	0.8	15.5
Plus fair value of new contracts entered into during period	7.5	0.6	8.1
Other changes in fair value	16.4	0.2	16.6
Cumulative effect of rescission of EITF 98-10	9.8	(4.2)	5.6
Fair value of contracts at March 31, 2003	$11.9	$ 6.8	$18.7

The fair value of contracts at January 1, 2003 and March 31, 2003, reflect the values reported on the balance sheet for net mark-to-market assets and liabilities as of those dates. Contracts realized or settled include the value of contracts in existence at January 1, 2003 that were no longer included in the net mark-to-market assets as of March 31, 2003 and the amortization of those derivatives designated as normal purchases and sales under Statement No. 133. Mark-to-market gains and losses related to contracts that were entered into subsequent to January 1, 2003, that are still included in WPS Energy Services' portfolio at March 31, 2003, are included in the fair value of new contracts entered into during the period. There were, in many cases, offsetting positions entered into and settled during the period resulting in gains or losses being realized during the current period. The realized gains or losses from these offsetting positions are not reflected in the table above. The "Other changes in fair value" line in the table primarily represents the reversal of the change in fair value of the gas storage contracts as of January 1, 2003. With the rescission of EITF 98-10, gas storage contracts will be accounted for on an accrual basis and will no longer be adjusted to fair value. The "Cumulative effect of rescission of EITF 98-10" is the reversal of the December 31, 2002 risk management assets and liabilities that no longer qualify for mark-to-market accounting with the rescission of Issue 98-10 as required by Issue 02-03.
WPS Energy Services, Inc. Contract Aging at Fair Value
Source of Fair Value (Millions)	Maturity Less Than 1 Year	Maturity 1 To 3 Years	Maturity 4 To 5 Years	Maturity In Excess Of 5 Years	Total Fair Value
Prices actively quoted	$(7.9)	$2.9	-	-	$(5.0)
Prices provided by external sources	16.9	0.9	-	-	17.8
Prices based on models and other valuation methods	1.8	4.1	-	-	5.9
Total fair value	$10.8	$ 7.9	-	-	$18.7

"Prices actively quoted" includes NYMEX contracts. "Prices provided by external sources" includes basis swaps and other over-the-counter contracts. "Prices based on models and other valuation methods" includes some retail natural gas and electric contracts due to the volume optionality that exists in those contracts. We derive the pricing for all contracts in the above table from active quotes or external sources. Pricing is the most significant variable in the mark-to-market calculations.

WPS Energy Services, as a result of WPS Power Development's acquisition of CH Resources, has acquired transmission congestion contracts which are financial contracts that hedge price risk between zones within the New York ISO. The contracts were marked to market using a combination of modeled forward prices and market quotes. The fair market value of the contracts at March 31, 2003 was $1.8 million and was considered in WPS Power Development's purchase price allocation related to the acquisition of CH Resources.

CRITICAL ACCOUNTING POLICIES - WPS RESOURCES

In accordance with the rules proposed by the Securities and Exchange Commission in May 2002, we reviewed our critical accounting policies for new critical accounting estimates and other significant changes. We found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2002 are still current and that there have been no significant changes.

RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

Wisconsin Public Service is a regulated electric and gas utility. Electric operations accounted for approximately 51% of revenues for the first three months of 2002, while gas operations accounted for 49% of revenues for the first three months of 2003.

First Quarter 2003 Compared with First Quarter 2002

Wisconsin Public Service Overview

Wisconsin Public Service's first quarter 2003 and first quarter 2002 results of operations are shown in the following table:

Wisconsin Public Service's Results	First Quarter
(Millions)	2003	2002	Change

Total operating revenues	$351.7	$269.4	31%
Earnings on common stock	23.9	25.3	(6%)

Operating revenues increased significantly due to increased electric and gas sales volumes coupled with higher natural gas prices in the first quarter of 2003.

Earnings on common stock from electric utility operations were $9.9 million in the first quarter of 2003 compared with $13.2 million in the first quarter of 2002. Earnings on common stock from gas utility operations were $12.6 million in the first quarter of 2003 compared with $11.3 million in the first quarter of 2002.

The gas utility segment experienced a 12% increase in earnings largely due to weather that was 16% colder in the first quarter of 2003 than in the first quarter of 2002. Higher utility operating expenses without the anticipated Wisconsin retail electric rate relief at Wisconsin Public Service, however, had a negative impact on electric utility earnings. The Public Service Commission of Wisconsin approved a 3.5% increase in Wisconsin retail electric rates effective March 21, 2003. We had anticipated a January 1, 2003 effective date.

Electric Utility Operations

Wisconsin Public Service's electric utility margin increased $5.2 million, or 5%. The electric utility margin increased due to higher overall electric utility sales volumes.

Wisconsin Public Service's Consolidated Electric Utility Results (Millions)	First Quarter
	2003	2002
Revenues	$178.1	$161.6
Fuel and purchased power costs	58.1	46.8
Margins	$120.0	$114.8

Wisconsin Public Service's Consolidated Electric Utility Volumes	First Quarter		Year Ended
	2003	2002	2002	2001
Sales in megawatt-hours	3,364,598	3,218,683	13,579,676	12,618,877

Electric utility revenues increased $16.5 million, or 10%, in the first quarter of 2003 as the result of a 5% increase in overall sales volumes at Wisconsin Public Service. Sales volumes to Wisconsin Public Service's residential customers increased 9% and sales volumes to commercial and industrial customers increased 4%.

Fuel expense for generation plants increased $6.3 million, or 23%, in the first quarter of 2003. Of this amount, $5.0 million was the result of increased fuel costs at Wisconsin Public Service's combustion turbine generation plants combined with higher generation from these plants. Unit fuel costs at the combustion turbine generation plants increased 128% as the result of higher natural gas prices in the first quarter of 2003 than in the first quarter of 2002. Generation requirements for the combustion turbine plants increased 81% as the result of scheduled and unscheduled outages due to equipment repairs at Wisconsin Public Service's coal-fired generation plants and the inability to import more purchased power due to transmission constraints. The unit cost of purchased power was lower than the unit cost of combustion turbine generation.

Purchased power expense increased $5.0 million, or 26%, as a result of an increase in volumes purchased by Wisconsin Public Service in the first quarter of 2003. In addition, the unit cost of purchased power was up 22% over the first quarter of 2002.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin electric retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. Forecasted annual 2003 fuel costs at March 31, 2003 are expected to be within this 2% window.

Gas Utility Operations

Wisconsin Public Service's Gas Utility Results (Millions)	First Quarter
2003	2002
Revenues	$173.6	$107.8
Purchase costs	130.8	68.3
Margins	$ 42.8	$ 39.5

Wisconsin Public Service's Gas Utility Volumes	First Quarter	Year Ended
2003	2002	2002	2001
Throughput in therms	335,227,131	293,429,474	845,362,693	742,721,926

An increase in overall natural gas throughput volumes of 14% resulted in a higher gas utility margin of $3.3 million, or 8%, in the first quarter of 2003. Gas throughput volumes were affected positively by weather that was 16% colder in the first quarter of 2003 than in the same period in 2002, and 7% colder than normal.

Wisconsin Public Service's gas revenues increased $65.8 million, or 61%, in the first quarter of 2003 and gas purchase costs increased $62.5 million, or 92%, largely as the result of colder weather and a 55% increase in the average unit cost of natural gas. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause. Therefore, the higher natural gas prices experienced in the first quarter of 2003 were passed on to customers. The higher natural gas prices are reflected in both revenues and gas purchases, thus having little impact on margin.

Other Utility Expenses / Income

Operation and maintenance expenses increased $10.5 million in the first quarter of 2003 due to higher pension and medical benefit costs and higher payroll expenses.

Other income decreased $2.5 million in the first quarter of 2003 primarily as the result of lower earnings on Wisconsin Public Service's nuclear decommissioning trust assets. Due to regulatory practice, a decrease in earnings on the trust assets is largely offset by decreased depreciation expense. Depreciation and decommissioning expense at Wisconsin Public Service decreased $2.4 million in the first quarter of 2003.

Adoption of Accounting Standard

On January 1, 2003, Wisconsin Public Service adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which resulted in recording a $329.5 million asset retirement obligation liability related primarily to the decommissioning of the Kewaunee Nuclear Power Plant on its balance sheet. Amounts related to nuclear decommissioning previously recorded in accumulated depreciation were reclassified to the asset retirement obligation liability. Wisconsin Public Service believes it is probable that any differences between expenses under Statement No. 143 and expenses currently included in customer rates will be recoverable in future customer rates. Accordingly, there was no cumulative effect of a change in accounting principle due to the anticipated regulatory treatment of asset retirement obligations.

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

In March 2003, Moody's placed the long-term ratings of Wisconsin Public Service under review for possible downgrade citing increased debt levels and the near-term capital expenditure program. We believe these ratings are among the best in the energy industry, and have allowed us to access commercial paper and long-term debt markets on favorable terms. Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating.

Wisconsin Public Service used short-term debt to retire $50.0 million of 6.8% first mortgage bonds on February 1, 2003. Wisconsin Public Service expects to issue long-term debt up to $175 million in the second half of 2003 to reduce short-term debt, meet working capital requirements, and refinance existing debt. The size and timing of the debt is dependent on business needs and refinancing opportunities. Wisconsin Public Service retired $9.1 million of 6.125% tax-exempt bonds on May 1, 2003.

Regulatory

On February 6, 2003, Wisconsin Public Service filed an application with the Michigan Public Service Commission for new electric rates for its Michigan retail customers. Wisconsin Public Service requested a 9% increase in Michigan electric rates, its first request since 1986. Since it is uncertain as to when the Michigan Public Service Commission will review its request, Wisconsin Public Service also filed for a 5.8% interim rate increase. If approved, the interim rates will be in effect until final rates are approved.

On March 20, 2003, Wisconsin Public Service received a final order from the Public Service Commission of Wisconsin authorizing a 3.5% increase in Wisconsin retail electric rates and ordering a 0.3% decrease in Wisconsin retail natural gas rates effective March 21, 2003. The order authorized a 12.0% return on equity, with equity constituting 55% of the capital structure.

On April 1, 2003, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin for a 14.1% increase in Wisconsin retail electric rates and a 4.1% increase in Wisconsin retail natural gas rates. Wisconsin Public Service requested a 12.0% return on equity and anticipates an order in the fourth quarter of 2003, with new rates effective January 1, 2004.

On April 30, 2003, Wisconsin Public Service received a draft order from the Federal Energy Regulatory Commission approving a 21%, or $4.166 million, increase in wholesale electric rates. The new wholesale rates were effective on May 11, 2003, and are subject to refund. The Federal Energy Regulatory Commission also authorized the use of formula rates which will allow Wisconsin Public Service to adjust wholesale electric rates to reflect actual costs without having to file additional rate requests.

Asset Sales, Acquisitions, and Construction

As part of its regulated utility operations, Wisconsin Public Service expects to submit an application for a Certificate of Public Convenience and Necessity to the Public Service Commission of Wisconsin in the third or fourth quarter of 2003 for approval to build a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. Wisconsin Public Service anticipates receiving approval from the Public Service Commission of Wisconsin in 2004. The facility is estimated to cost approximately $750 million, assuming the Public Service Commission of Wisconsin allows a current return on construction costs. In its current order, the Public Service Commission of Wisconsin authorized deferral of costs related to development of the facility. Wisconsin Public Service also requested a declaratory ruling to allow recovery of all reasonable costs related to the project incurred or committed prior to the Public Service Commission of Wisconsin's final decision regarding construction authorization.

On April 18, 2003, the Public Service Commission of Wisconsin approved Wisconsin Public Service's request to transfer its interest in the Wausau to Duluth transmission line to the American Transmission Company. The transfer is expected to occur in the second quarter of 2003. At March 31, 2003, Wisconsin Public Service had recorded capital costs of approximately $19 million related to this line.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS -
WISCONSIN PUBLIC SERVICE

There have been no significant changes to the contractual obligations of Wisconsin Public Service since December 31, 2002. See our Annual Report on Form 10-K for the year ended December 31, 2002 for specific details regarding Wisconsin Public Service's contractual obligations.

Wisconsin Public Service makes large investments in capital assets. Net construction expenditures, including nuclear fuel, are expected to be approximately $831 million in the aggregate for the 2003 through 2005 period. The Public Service Commission of Wisconsin has not yet approved some of these expenditures. Significant anticipated expenditures during this three-year period include:
  construction of generation facilities - $288 million
  automated meter reading - $60 million
  nuclear fuel - $34 million
  corporate software systems and hardware - $30 million
  service center annex building - $19 million
  nuclear reactor vessel head - $12 million
  combustion turbine - $10 million
  environmental equipment - $9 million

Other capital requirements for the three-year period include a contribution of about $8 million to the Kewaunee plant's nuclear decommissioning trust fund.

CRITICAL ACCOUNTING POLICIES - WISCONSIN PUBLIC SERVICE

In accordance with the rules proposed by the Securities and Exchange Commission in May 2002, we reviewed our critical accounting policies for new critical accounting estimates and other significant changes. We found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2002 are still current and that there have been no significant changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

WPS Resources has potential market risk exposure related to interest rate risk, equity return and principal preservation risk, and commodity price risk. Our exposure to interest rate risk relates primarily to long-term debt and short-term commercial paper borrowing. Exposure to equity return and principal preservation risk results from various debt and equity security investments in our employee benefit and nuclear decommissioning trust funds. Exposure to commodity price risk exists with respect to the price of coal, uranium, electricity, natural gas, and fuel oil. WPS Resources has risk management policies in place to monitor and assist in controlling these market risks and uses derivative instruments to manage some of these exposures. WPS Resources is also exposed to foreign currency risk as a result of foreign operations owned and operated in Canada and transactions denominated in Canadian dollars for the purchase and sale of gas by one of our nonregulated subsidiaries. WPS Resources has approved processes in place to protect against this risk. The foreign currency exchange risk to WPS Resources is not significant at March 31, 2003.

To measure commodity price risk exposure, WPS Resources performs a value-at-risk (VaR) analysis on third party exposures. VaR is estimated using a delta-normal approximation based on a one-day holding period and a 95% confidence level. For further explanation of our VaR calculation, see our Annual Report on Form 10-K for the year ended December 31, 2002.

Our VaR amount for WPS Power Development was calculated to be $1.3 million at March 31, 2003 compared with $0.3 million at December 31, 2002. This increase was primarily due to an increase in the exposure period for some assets and increased volatility in our forward price curve for electricity, both of which are used in our VaR calculation. A significant portion of the VaR amount related to WPS Power Development is mitigated by generating capabilities which are excluded from the VaR calculation.

Other than the above mentioned changes, WPS Resources' market risks have not changed materially from the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

WPS Resources' and Wisconsin Public Service's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of WPS Resources' and Wisconsin Public Service's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"), have concluded that, WPS Resources' and Wisconsin Public Service's disclosure controls and procedures were effective in timely alerting them to material information relating to WPS Resources and Wisconsin Public Service (including their consolidated subsidiaries) required to be included in its periodic Securities and Exchange Commission filings.

Changes in Internal Controls

There were no significant changes in WPS Resources' and Wisconsin Public Service's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 5. Other Information

Automated Meter System

On March 13, 2003 Wisconsin Public Service received approval from the Public Service Commission of Wisconsin for installation of automated gas meters. Installation of the automated gas meters is currently underway.

Wholesale Electric Contract

Wisconsin Public Service has reached an agreement with Badger Power Marketing Authority to supply its future electric energy needs for approximately 10 years. Wisconsin Public Service will begin to supply wholesale power under the agreement June 1, 2003. Badger Power supplies the electric needs for the cities of Shawano and Clintonville in Wisconsin. Wisconsin Public Service expects to supply a peak demand of 55 megawatts under the contract and annual sales of 327,000 megawatt-hours.

Regulatory Matters

On March 11, 2003, Wisconsin Public Service filed for a 21% increase in wholesale electric rates. On April 30, 2003, the Federal Energy Regulatory Commission issued a draft order for these new rates to be effective May 11, 2003, as filed, subject to refund. The $4.166 million increase in annual rates is the first increase in electric wholesale rates in over 17 years. The decision also authorized the use of formula rates in the future, which will allow Wisconsin Public Service to adjust rates to reflect actual costs without a rate case.

Wisconsin Public Service received approval to increase Wisconsin electric retail rates 3.5% and to decrease natural gas rates 0.3%, effective March 21, 2003. The new rates authorize a 12.0% return on equity.

On April 1, 2003, Wisconsin Public Service applied to the Public Service Commission of Wisconsin for a 14.1% increase in electric rates and a 4.1% increase in natural gas rates for 2004. The request asks for a 12.0% return on equity and implementation of new rates as of January 1, 2004.

In the fall of 2003, Wisconsin Public Service intends to request the Public Service Commission of Wisconsin to authorize the construction of a new coal fired generation facility near Wausau, Wisconsin. A decision by the Public Service Commission of Wisconsin is expected within one year of the authorization request, with completion of the facility planned for 2008. The facility is to be owned and operated by Wisconsin Public Service as part of its regulated utility operations. The costs related to development of the facility have been deferred in construction work in progress in current rate case applications before the Public Service Commission of Wisconsin. Wisconsin Public Service has requested a declaratory ruling to allow recovery of all reasonable costs related to the project incurred or committed to until the Public Service Commission of Wisconsin reaches a decision regarding construction authorization.

Kewaunee Nuclear Power Plant

In accordance with Nuclear Regulatory Commission industry requirements, a visual inspection of the Kewaunee plant reactor vessel head was conducted during the completed spring 2003 refueling outage. No problems were identified with the vessel head. There have been no problems with the vessel head during the most recently completed operating cycle.

After evaluating the cost of continued required inspections of the existing reactor vessel head and the cost to replace the reactor vessel head, the Kewaunee plant owners submitted a construction authorization request to the Public Service Commission of Wisconsin for replacement of the reactor vessel head. Approval of the request was received in 2003. The replacement is scheduled to occur during the fall 2004 refueling outage at a total cost of approximately $20 million. Wisconsin Public Service's portion of these costs is $12 million.

Wausau to Duluth Transmission Line

On April 18, 2003, the Public Service Commission of Wisconsin approved the request of Wisconsin Public Service to transfer its interests in the Wausau to Duluth transmission line to American Transmission Company. Wisconsin Public Service will continue to participate in project design, engineering and construction, as well as provide capital funding to the project. WPS Resources' subsidiaries will obtain additional ownership in American Transmission Company equal to 50% of project costs as the line is completed.

Enron Claims

In the first quarter of 2003, WPS Resources' subsidiary WPS Energy Services, Inc. received bankruptcy court approval of its outstanding accounts payable and receivable claims with Enron. There are no other outstanding claims involving Enron and WPS Resources or any of its subsidiaries.
Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

The following documents are attached as exhibits:

		3B-1	By-laws of WPS Resources Corporation, as amended through May 15, 2003

		3B-2	By-laws of Wisconsin Public Service Corporation, as amended through May 15, 2003

		12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges
		12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
		99.1	Written Statement of the WPS Resources Corporation Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
		99.2	Written Statement of the WPS Resources Corporation Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
		99.3	Written Statement of the Wisconsin Public Service Corporation Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
		99.4	Written Statement of the Wisconsin Public Service Corporation Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

	(b)	Reports on Form 8-K

A Form 8-K, dated January 30, 2003, was filed by WPS Resources Corporation reporting, under Item 7 and Item 9, WPS Resources Corporation's news release announcing its earnings for the year and quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, WPS Resources Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WPS Resources Corporation

Date: May 12, 2003	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ Joseph P. O'Leary
__________________________________
Joseph P. O'Leary
Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: May 12, 2003	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ Joseph P. O'Leary
__________________________________
Joseph P. O'Leary
Senior Vice President and Chief Financial Officer

WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003
Exhibit No.	Description

3B-1	By-laws of WPS Resources Corporation, as amended through May 15, 2003

3B-2	By-laws of Wisconsin Public Service Corporation, as amended through May 15, 2003
12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges
12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
99.1	Written Statement of the WPS Resources Corporation Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2	Written Statement of the WPS Resources Corporation Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
99.3	Written Statement of the Wisconsin Public Service Corporation Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.4	Written Statement of the Wisconsin Public Service Corporation Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.