Form 10-Q
period 2003-06-30
WISCONSIN PUBLIC SERVICE CORP; WPS RESOURCES CORP
filed 2003-08-11
CIK 107833, 916863

______________________________________________________________________________
______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
WPS Resources Corporation	Yes [x] No [ ]
Wisconsin Public Service Corporation	Yes [x] No [ ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).
WPS Resources Corporation	Yes [x] No [ ]
Wisconsin Public Service Corporation	Yes [ ] No [x ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:
WPS RESOURCES CORPORATION	Common stock, $1 par value, 32,490,496 shares outstanding at July 31, 2003

WISCONSIN PUBLIC SERVICE CORPORATION	Common stock, $4 par value, 23,896,962 shares outstanding at July 31, 2003

______________________________________________________________________________
______________________________________________________________________________

WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003 CONTENTS
		Page

	FORWARD-LOOKING STATEMENTS	4

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	WPS RESOURCES CORPORATION
	Consolidated Statements of Income	5
	Consolidated Balance Sheets	6
	Consolidated Statements of Cash Flows	7

	WISCONSIN PUBLIC SERVICE CORPORATION
	Consolidated Statements of Income	8
	Consolidated Balance Sheets	9
	Consolidated Statements of Capitalization	10
	Consolidated Statements of Cash Flows	11

	CONDENSED NOTES TO FINANCIAL STATEMENTS OF
	WPS Resources Corporation and Subsidiaries Wisconsin Public Service Corporation and Subsidiaries	12-25

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for
	WPS Resources Corporation	26-47
	Wisconsin Public Service Corporation	48-54

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	55

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	56-58

Item 4.	Submission of Matters to a Vote of Security Holders	58

Item 5.	Other Information	58-59

Item 6.	Exhibits and Reports on Form 8-K	60

Signatures		61-62

EXHIBIT INDEX

12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges
12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
31.3

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Wisconsin Public Service Corporation

31.4

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Wisconsin Public Service Corporation

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for WPS Resources Corporation
32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except share amounts)	2003	2002	2003	2002

Nonregulated revenue	$721.0	$100.1	$1,642.4	$221.0
Utility revenue	260.8	231.8	622.7	510.6
Total revenues	981.8	331.9	2,265.1	731.6

Nonregulated cost of fuel, gas, and purchased power	698.3	77.8	1,579.3	174.9
Utility cost of fuel, gas, and purchased power	111.7	88.1	304.8	204.0
Operating and maintenance expense	129.0	112.0	250.4	217.3
Depreciation and decommissioning expense	27.6	22.6	52.9	48.7
Taxes other than income	10.9	9.8	21.7	20.0
Operating income	4.3	21.6	56.0	66.7

Miscellaneous income	7.5	18.1	8.9	23.8
Interest expense	(14.9)	(14.0)	(29.4)	(28.0)
Distributions - preferred securities of subsidiary trust	(0.9)	(0.9)	(1.8)	(1.8)
Minority interest	1.2	(0.1)	2.3	(0.1)
Other income (expense)	(7.1)	3.1	(20.0)	(6.1)

Income (loss) before taxes	(2.8)	24.7	36.0	60.6
Income tax provision (benefit)	(6.3)	2.2	1.9	9.2
Net income before preferred dividends	3.5	22.5	34.1	51.4

Preferred stock dividends of subsidiary	0.8	0.8	1.6	1.6
Net income before cumulative effect of changes in
accounting principles	2.7	21.7	32.5	49.8

Cumulative effect of changes in accounting principles, net of tax	-	-	3.2	-
Income available for common shareholders	$2.7	$21.7	$35.7	$49.8

Average shares of common stock	32.4	31.7	32.3	31.6
Earnings per share before cumulative effect of
changes in accounting principles
Basic	$0.08	$0.68	$1.00	$1.58
Diluted	$0.08	$0.68	$0.99	$1.57
Impact per share of cumulative effect of changes in
accounting principles
Basic	$0.00	$0.00	$0.10	$0.00
Diluted	$0.00	$0.00	$0.10	$0.00
Earnings per common share
Basic	$0.08	$0.68	$1.10	$1.58
Diluted	$0.08	$0.68	$1.09	$1.57
Dividends per common share	$0.535	$0.525	$1.070	$1.050

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS	June 30,	December 31,
(Millions)	2003	2002
	(Unaudited)

Assets
Cash and cash equivalents	$54.3	$43.3
Restricted funds	4.1	4.2
Accounts receivable - net of reserves of $7.5 and $7.0, respectively	348.6	293.3
Accrued unbilled revenues	56.8	105.9
Inventories	140.4	118.1
Current portion of assets from risk management activities	427.2	406.6
Other current assets	86.7	72.3
Current assets	1,118.1	1,043.7

Property, plant, and equipment - net of reserves of $1,645.6 and $1,832.4, respectively	1,996.5	1,610.2
Regulatory assets	110.5	110.9
Long-term assets from risk management activities	152.3	135.3
Other	345.6	307.8
Total assets	$3,723.0	$3,207.9

Liabilities and Shareholders' Equity
Short-term debt	$105.5	$29.8
Current portion of long-term debt	6.6	71.1
Accounts payable	522.9	452.0
Current portion of liabilities from risk management activities	419.5	443.8
Other current liabilities	53.4	53.7
Current liabilities	1,107.9	1,050.4

Long-term debt	813.5	824.4
Deferred income taxes	78.8	73.7
Deferred investment tax credits	18.5	19.3
Regulatory liabilities	120.7	49.7
Environmental remediation liabilities	38.1	40.2
Benefit obligations	50.9	51.8
Long-term liabilities from risk management activities	140.9	109.7
Asset retirement obligations	336.3	-
Other	111.1	104.8
Long-term liabilities	1,708.8	1,273.6

Company-obligated mandatorily redeemable trust preferred
securities of subsidiary trust holding solely
WPS Resources 7.00% subordinated debentures	50.0	50.0
Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	805.2	782.8
Total liabilities and shareholders' equity	$3,723.0	$3,207.9

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30,
(Millions)	2003	2002
Operating Activities
Net income before preferred dividends	$34.1	$51.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and decommissioning	52.9	48.7
Amortization	22.8	18.1
Unrealized (gains) losses on investments	(2.3)	(1.8)
Unrealized (gains) losses on nonregulated energy contracts	6.9	11.5
Deferred income taxes and investment tax credit	1.1	13.8
Other	(3.8)	(7.3)
Changes in working capital
Receivables	(7.7)	40.1
Inventories	(39.8)	16.2
Other current assets	(15.3)	(0.9)
Accounts payable	70.7	(34.3)
Other current liabilities	(7.6)	(5.2)
Net cash operating activities	112.0	150.3

Investing Activities
Capital expenditures	(69.9)	(100.2)
Sale of property, plant and equipment	20.2	0.2
Business acquisitions and purchases of equity investments	(45.3)	(67.4)
Dividends received from equity method investment	3.6	3.9
Decommissioning funding	(1.4)	(1.3)
Other	(1.2)	(5.5)
Net cash investing activities	(94.0)	(170.3)

Financing Activities
Short-term debt - net	75.7	14.7
Issuance of long-term debt	-	0.2
Repayment of long-term debt and capital lease	(76.1)	(3.6)
Payment of dividends
Preferred stock	(1.6)	(1.6)
Common stock	(34.1)	(33.1)
Issuance of common stock	17.5	18.2
Purchase of common stock	(0.8)	(1.1)
Other	12.4	1.3
Net cash financing activities	(7.0)	(5.0)
Change in cash and cash equivalents	11.0	(25.0)
Cash and cash equivalents at beginning of period	43.3	43.9
Cash and cash equivalents at end of period	$54.3	$18.9

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2003	2002	2003	2002

Operating revenues
Electric	$172.6	$163.5	$350.7	$325.2
Gas	72.2	57.9	245.8	165.6
Total operating revenues	244.8	221.4	596.5	490.8
Operating expenses
Electric production fuels	32.9	28.2	67.1	56.1
Purchased power	24.2	24.0	48.1	42.9
Gas purchased for resale	50.3	35.7	181.1	103.9
Other operating expenses	72.9	63.5	142.8	124.0
Maintenance	23.2	20.2	42.8	38.8
Depreciation and decommissioning	23.0	18.7	43.5	41.6
Federal income taxes	1.2	4.0	12.7	15.9
Investment tax credit restored	(0.4)	(0.4)	(0.7)	(0.8)
State income taxes	0.5	0.7	3.4	3.7
Gross receipts tax and other	9.2	8.4	18.3	16.8
Total operating expense	237.0	203.0	559.1	442.9
Operating income	7.8	18.4	37.4	47.9
Other income and (deductions)
Allowance for equity funds used during construction	0.5	0.9	1.4	1.5
Other, net	7.2	1.6	10.5	7.2
Income taxes	(1.3)	(1.8)	(1.8)	(2.2)
Total other income	6.4	0.7	10.1	6.5
Income before interest expense	14.2	19.1	47.5	54.4
Interest expense
Interest on long-term debt	6.9	7.0	14.3	13.9
Other interest	1.5	1.9	2.5	3.8
Allowance for borrowed funds used during construction	(0.3)	(0.4)	(0.7)	(0.6)
Total interest expense	8.1	8.5	16.1	17.1
Minority interest	(1.0)	(0.2)	(1.6)	(0.8)
Net income	5.1	10.4	29.8	36.5
Preferred stock dividend requirements	0.8	0.8	1.6	1.6
Earnings on common stock	$4.3	$9.6	$28.2	$34.9

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED BALANCE SHEETS	June 30,	December 31,
(Millions)	2003	2002
	(Unaudited)
ASSETS

Utility plant
Electric	$2,114.3	$1,906.3
Gas	431.7	427.3
Total	2,546.0	2,333.6
Less - Accumulated depreciation	1,266.8	1,465.0
Total	1,279.2	868.6
Nuclear decommissioning trusts	311.6	290.5
Construction in progress	55.4	98.4
Nuclear fuel, less accumulated amortization	23.1	24.6
Net utility plant	1,669.3	1,282.1

Current assets
Cash and equivalents	5.2	3.4
Customer and other receivables, net of reserves of $3.7 for both periods	97.3	101.2
Intercompany receivables	1.8	7.7
Accrued utility revenues	25.3	47.3
Fossil fuel, at average cost	14.6	16.3
Gas in storage, at average cost	29.1	31.0
Materials and supplies, at average cost	26.1	24.0
Assets from risk management activities	5.6	1.4
Prepayments and other	38.3	30.7
Total current assets	243.3	263.0

Regulatory assets	108.3	109.0
Pension assets	79.0	84.1
Goodwill	36.4	35.5
Investments and other assets	94.7	98.9
Total	$2,231.0	$1,872.6

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$742.5	$745.9
Preferred stock with no mandatory redemption	51.2	51.2
Long-term debt to parent	12.6	12.8
Long-term debt	420.7	429.7
Total capitalization	1,227.0	1,239.6

Current liabilities
Current portion of long-term debt	-	50.0
Short-term debt	77.0	26.0
Accounts payable	126.3	160.2
Intercompany accounts payable	1.2	1.2
Accrued interest and taxes	8.3	10.8
Other	27.1	16.5
Total current liabilities	239.9	264.7

Long-term liabilities and deferred credits
Accumulated deferred income taxes	131.5	123.8
Accumulated deferred investment tax credits	17.3	18.1
Regulatory liabilities	114.8	42.7
Environmental remediation liability	36.6	38.7
Postretirement benefit obligations	50.9	51.8
Asset retirement obligations	334.2	-
Other long-term liabilities	78.8	93.2
Total long-term liabilities and deferred credits	764.1	368.3

Commitments and contingencies	-	-
Total	$2,231.0	$1,872.6

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION	June 30,	December 31,
(Millions, except share amounts)	2003	2002
	(Unaudited)

Common stock equity
Common stock	$95.6	$95.6
Premium on capital stock	386.5	383.8
Accumulated other comprehensive income (loss)	(2.7)	(2.7)
Retained earnings	263.1	269.2
Total common stock equity	742.5	745.9

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -

Series Shares Outstanding
5.00% 132,000	13.2	13.2
5.04% 30,000	3.0	3.0
5.08% 50,000	5.0	5.0
6.76% 150,000	15.0	15.0
6.88% 150,000	15.0	15.0
Total preferred stock	51.2	51.2

Long-term debt to parent
Series Year Due
8.76% 2015	5.2	5.3
7.35% 2016	7.4	7.5
Total long-term debt to parent	12.6	12.8

Long-term debt
First mortgage bonds
Series Year Due
6.80% 2003	-	50.0
6.125% 2005	-	9.1
6.90% 2013	22.0	22.0
7.125% 2023	50.0	50.0
Senior notes
Series Year Due
6.08% 2028	50.0	50.0
6.125% 2011	150.0	150.0
4.875% 2012	150.0	150.0
Total	422.0	481.1
Unamortized discount and premium on bonds, net	(1.3)	(1.4)
Total long-term debt	420.7	479.7
Current portion	-	(50.0)
Long-term debt, net of current portion	420.7	429.7
Total capitalization	$1,227.0	$1,239.6

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30,
(Millions)	2003	2002

Cash flows from operating activities:
Net income	$29.8	$36.5

Adjustments to reconcile net income to net cash from
operating activities -
Depreciation and decommissioning	43.5	41.6
Amortization	19.8	16.5
Deferred income taxes	7.0	8.0
Investment tax credit restored	(0.7)	(0.8)
Allowance for equity funds used during construction	(1.4)	(1.5)
Unrealized (gain) loss on investments	(2.3)	(1.8)
Equity income, net of minority interest	(5.2)	(5.0)
Pension expense	5.1	0.1
Post retirement funding	7.4	3.0
Other, net	(12.7)	7.6
Changes in -
Customer and other receivables	9.7	12.3
Accrued utility revenues	22.0	21.1
Fossil fuel inventory	1.7	0.3
Gas in storage	2.0	13.7
Miscellaneous assets	(9.7)	(25.0)
Accounts payable	(33.9)	15.5
Accrued taxes and interest	(0.8)	(10.1)
Miscellaneous current and accrued liabilities	1.3	(5.0)
Net cash operating activities	82.6	127.0

Cash flows from investing activities:
Capital expenditures	(63.2)	(83.7)
Sale of property, plant, and equipment	20.1	-
Decommissioning funding	(1.4)	(1.3)
Dividends received from equity method investment	2.7	2.5
Other	1.2	0.2
Net cash investing activities	(40.6)	(82.3)

Cash flows from financing activities:
Short-term debt - net	51.0	-
Payments of long-term debt and capital lease	(59.1)	(0.7)
Equity contributions from parent	-	15.0
Equity withdrawal by parent	-	(30.0)
Dividends to parent	(34.5)	(32.0)
Preferred stock dividends	(1.6)	(1.6)
Other	4.0	(0.2)
Net cash financing activities	(40.2)	(49.5)
Change in cash and equivalents	1.8	(4.8)
Cash and equivalents at beginning of period	3.4	9.9
Cash and equivalents at end of period	$5.2	$5.1

The accompanying condensed notes are an integral part of these statements.

WPS RESOURCES CORPORATION AND SUBSIDIARIES
WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2003

NOTE 1--FINANCIAL INFORMATION

We have prepared the consolidated financial statements of WPS Resources Corporation and Wisconsin Public Service Corporation under the rules and regulations of the Securities and Exchange Commission. These financial statements have not been audited. Management believes that these financial statements include all normal recurring adjustments which are necessary for a fair presentation of the financial results for each period shown. Certain items from the prior period have been reclassified to conform to the current year presentation. We have condensed or omitted certain financial information and footnote disclosures normally included in our annual audited financial statements. We believe that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read along with the financial statements and notes included with our annual audited financial statements for the year ended December 31, 2002.

NOTE 2--ACCOUNTING POLICIES

Gross Physical Volumes

In accordance with the requirements of Emerging Issues Task Force Issue No. 02-03, WPS Energy Services gross physical volumes of natural gas and electricity delivered in 2002, 2001, and 2000 are reported in the following tables:
	Quarter Ended June 30		Six Months Ended June 30
WPS Energy Services Gas Results	2003	2002	2003	2002
Wholesale sales volumes in billion cubic feet*	64.0	43.8	137.4	112.4
Retail sales volumes in billion cubic feet*	68.4	30.4	146.7	63.4
* Represents gross volumes physically delivered
	Quarter Ended June 30		Six Months Ended June 30
WPS Energy Services Electric Results	2003	2002	2003	2002
Wholesale sales in megawatt-hours*	568,300	1,194,600	800,600	1,976,500
Retail sales in megawatt-hours*	1,516,700	606,200	3,241,100	1,399,200
* Represents gross volumes physically delivered

NOTE 3--CASH AND CASH EQUIVALENTS

We consider short-term investments with an original maturity of three months or less to be cash equivalents.

(Millions)	Six Months Ended June 30
WPS Resources	2003	2002
Cash paid for interest	$30.7	$24.5
Cash paid for income taxes	9.7	26.2

Wisconsin Public Service
Cash paid for interest	$15.2	$13.1
Cash paid for income taxes	12.6	23.7

There were no noncash investing and financing activities during the first six months of 2003 and 2002 at WPS Resources or Wisconsin Public Service.

NOTE 4--RISK MANAGEMENT ACTIVITIES

As part of our regular operations, WPS Resources enters into contracts, including options, swaps, futures, forwards, and other contractual commitments to manage market risks such as changes in commodity prices, interest rates, and foreign currency exchange rates.

WPS Resources evaluates its contracts in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and financial reporting standards for derivative instruments and requires, in part, that we recognize certain derivative instruments on the balance sheet as assets or liabilities at their fair value. Subsequent changes in fair value of the derivatives are recorded currently in earnings unless certain hedge accounting criteria are met. If the derivatives qualify for regulatory deferral subject to the provisions of Statement No. 71, "Accounting for the Effects of Certain Types of Regulation," the derivatives are marked to fair value pursuant to SFAS No. 133 and are offset with a corresponding regulatory asset or liability.

Utility Segment

Wisconsin Public Service has entered into a limited number of natural gas purchase agreements and electric purchase and sale contracts to service customers that are accounted for as derivatives. The Public Service Commission of Wisconsin approved the creation of a regulatory asset or liability for the fair value of derivative amounts as a result of these contracts pursuant to Statement No. 71. Thus, management believes any gains or losses resulting from the eventual settlement of these contracts will be collected from or refunded to customers. As of June 30, 2003, we have recorded an Asset from risk management activities of $11.7 million and a Liability from risk management activities of $0.2 million related to these contracts. We recorded an Asset from risk management activities of $1.4 million and a Liability from risk management activities of $0.7 million related to these contracts at December 31, 2002.

Nonregulated Segments

Our nonregulated segments have also entered into contracts that are accounted for as derivatives under Statement No. 133. At June 30, 2003, those derivatives not designated as hedges are primarily commodity contracts entered into to manage price risk associated with wholesale and retail natural gas purchase and sale activities and electric energy contracts. Changes in the fair value of the non-hedge derivatives are recognized currently in earnings. At June 30, 2003, the fair value of these contracts is recorded as an Asset from risk management activities of $538.7 million and a Liability from risk management activities of $534.8 million. At December 31, 2002, we recorded an Asset from risk management activities of $25.5 million and a Liability from risk management activities of $23.2 million for those contracts entered into after October 25, 2002, that qualified as derivatives and were not designated as hedges. At December 31, 2002, WPS Energy Services' commodity contracts entered into before October 25, 2002, were accounted for as energy trading contracts under Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." At June 30, 2003, all commodity contracts that meet the definition of a derivative are accounted for in accordance with Statement No. 133. For more information refer to "Transition from Issue 98-10 to Statement No. 133" later in this note.

Our nonregulated segments also enter into derivative contracts that are designated as both fair value and cash flow hedges. Fair value hedges are used to mitigate the risk of changes in prices of natural gas held in inventory and changes in fair value of foreign currency. At June 30, 2003, the fair value of the contracts designated as fair value hedges is recorded as an Asset from risk management activities of $13.6 million and a Liability from risk management activities of $4.6 million. A gain of $0.4 million was recognized in Nonregulated cost of fuel, gas, and purchased power during the second quarter representing fair value hedge ineffectiveness. At December 31, 2002, those contracts designated as fair value hedges were not significant.

Cash flow hedges consist of commodity contracts associated with our energy marketing activities and an interest rate swap. At June 30, 2003, the fair value of commodity contracts designated as cash flow hedges is recorded as an Asset from risk management activities of $13.1 million and a Liability from risk management activities of $4.6 million. These cash flow hedges extend through December 2005. The majority of the commodity contracts were determined to be perfectly effective, therefore the changes in the values to these contracts are included in Other comprehensive income, net of deferred taxes. Amounts recorded in Other comprehensive income related to these cash flow hedges will be recognized in earnings as the related contracts are settled or if hedge accounting treatment is discontinued. The portion of these contracts that was determined to be ineffective was not significant and was recorded in Nonregulated cost of fuel, gas, and purchased power. When testing for effectiveness, no portion of the derivative instrument's loss was excluded. At December 31, 2002, those commodity contracts designated as cash flow hedges were not significant.

The interest rate swap designated as a cash flow hedge is used to fix the interest rate for the full term of a variable rate loan due in March 2018. At June 30, 2003, we recorded a Liability from risk management activities of $14.5 million related to this swap. At December 31, 2002, we recorded a Liability from risk management activities of $12.7 million related to this swap. Because the swap was determined to be perfectly effective, the changes in the value of this contract are included in Other comprehensive income, net of deferred taxes. We did not exclude any components of the derivative instrument's loss from the assessment of hedge effectiveness.

Transition from Issue 98-10 to Statement No. 133

In October 2002, the Emerging Issues Task Force issued Issue 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," that rescinded Issue 98-10. WPS Energy Services began applying Issue 98-10 in the first quarter of 2000 due to changes in strategic focus that resulted in a shift in customer mix. Issue 98-10 required all contracts to be recorded at fair value on the balance sheet, with changes in fair value included in earnings. The rescission of Issue 98-10 was effective immediately for all energy contracts entered into after October 25, 2002, and effective January 1, 2003, for contracts entered into on or prior to October 25, 2002. Therefore, at December 31, 2002, only those contracts entered into subsequent to October 25, 2002, were evaluated under Statement No. 133. Beginning January 1, 2003, all contracts, including those entered into prior to October 25, 2002, were evaluated under Statement No. 133. The impact of the rescission of Issue 98-10 on contracts has been recorded as a cumulative effect of change in accounting principle of $3.3 million (after taxes) on January 1, 2003. The cumulative effect represents the reversal of the risk management assets and liabilities for those contracts that are not derivatives or that are designated as normal pursuant to Statement No. 133 that were recorded on WPS Energy Services' financial statements at December 31, 2002, pursuant to Issue 98-10. While the rescission of Issue 98-10 did not change the economics or cash flows of the underlying transactions, it does delay the recognition of market gains for nonderivative energy contracts.

Upon adoption, Issue 02-03 also required revenues related to derivative instruments classified as trading to be reported net of related cost of sales for all periods presented. Prior to January 1, 2003, WPS Energy Services classified all its activities as trading in accordance with the accounting standards in effect at that time (Issue 98-10). Consistent with the new accounting standards under Issue 02-03, effective January 1, 2003, WPS Energy Services classifies as trading activities only those transactions that at inception are intended to be settled in the near term with the objective of generating profits on short-term differences in prices. As a result of the change in the definition of trading, a larger portion of WPS Energy Services' business activities were classified as trading in 2002 than in 2003. Previously reported trading revenues for 2002 have been reclassified using net reporting while the majority of 2003 revenues continue to be reported on a gross basis. The retroactive reclassification to net revenues and cost of sales for 2002 trading activities resulted in a $247.5 million decrease to WPS Resources' previously reported second quarter 2002 consolidated Nonregulated revenue and consolidated Nonregulated cost of fuel, gas, and purchased power. The retroactive reclassification for the six months ended June 30, 2003, was a $519.2 million decrease to WPS Resources previously reported consolidated Nonregulated revenue and consolidated Nonregulated cost of fuel, gas, and purchased power. Margins, net income, and cash flows for 2002 were not impacted by the reclassification of revenue upon adoption of Issue 02-03.

NOTE 5--GOODWILL AND OTHER INTANGIBLE ASSETS

Wisconsin Public Service recorded $36.1 million of goodwill in its natural gas segment related to its merger with Wisconsin Fuel and Light in April 2001. On January 1, 2002, WPS Resources adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and amortization of the goodwill was discontinued. There was no impairment of goodwill upon adoption of Statement No. 142. Wisconsin Public Service has elected to perform its annual impairment test during the second quarter of each year. There was no impairment in the second quarter of 2003.

Wisconsin Public Service transferred $0.9 million from a regulatory acquisition premium (previously classified as Property, plant and equipment) to goodwill. The increase in goodwill reflects an adjustment to the amount of recoverable goodwill recorded from the Wisconsin Fuel and Light merger allowed by the Public Service Commission of Wisconsin in its March 2003 rate order.

Goodwill and purchased intangible assets are included in Other Assets on the Consolidated Balance Sheets. Information in the tables below relates to total purchased intangible assets for the periods indicated.
(Millions)	June 30, 2003
	Average Life	Gross	Accumulated
Asset Class	(Years)	Carrying Amount	Amortization	Net
Emission credits	1-30	$54.4	$(14.8)	$39.6
Customer related	1-5	3.7	(2.6)	1.1
Other	1-30	3.4	(0.5)	2.9
Total		$61.5	$(17.9)	$43.6

(Millions)	December 31, 2002
	Average Life	Gross	Accumulated
Asset Class	(Years)	Carrying Amount	Amortization	Net
Emission credits	1-30	$51.7	$(12.1)	$39.6
Customer related	1-5	3.5	(2.0)	1.5
Other	1-30	3.3	(0.4)	2.9
Total		$58.5	$(14.5)	$44.0

Amortization expense for the six months ended June 30, 2003 and 2002 was $3.4 million and $1.4 million, respectively.

NOTE 6--LONG-TERM DEBT
(Millions)
June 30, 2003
		December 31, 2002

First mortgage bonds - Wisconsin Public Service
Series 6.80% 6.125% 6.90% 7.125%
Year Due 2003 2005 2013 2023
	$ - - 22.0 50.0	$ 50.0 9.1 22.0 50.0

Senior notes - Wisconsin Public Service
Series 6.125% 4.875% 6.08%
Year Due 2011 2012 2028
	150.0 150.0 50.0	150.0 150.0 50.0

First mortgage bonds - Upper Peninsula Power
Series 7.94% 10.0% 9.32%
Year Due 2003 2008 2021
	- 1.5 17.1	15.0 1.5 17.1

Unsecured senior notes - WPS Resources
Series 7.00% 5.375%
Year Due 2009 2012
	150.0 100.0	150.0 100.0

Term loans - nonrecourse, secured by nonregulated assets	89.7	91.7
Tax exempt bonds	27.0	27.0
Notes payable to bank, secured by nonregulated plant	12.2	11.6
Senior secured note	3.1	3.1
Total	822.6	898.1
Unamortized discount and premium on bonds and debt	(2.5)	(2.6)
Total long-term debt	820.1	895.5
Less current portion	(6.6)	(71.1)
Total long-term debt, net of current portion	$813.5	$824.4

NOTE 7--ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, WPS Resources adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." Under the new accounting standard, WPS Resources recognizes, at fair value, legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development and/or normal operation of the asset. The associated retirement costs are capitalized as part of the related long-lived asset and depreciated over the useful life of the asset. For the utility segments of WPS Resources, we believe it is probable that any differences between expenses under Statement No. 143 and expenses currently recovered through customer rates will be recoverable in future customer rates. Accordingly, the adoption of this statement had no impact on the utility segments income as the effects were offset by the establishment of regulatory assets or liabilities pursuant to Statement No. 71.

Legal retirement obligations identified for the utility segments of WPS Resources relate primarily to the final decommissioning of our Kewaunee nuclear plant. WPS Resources has a legal obligation to decommission the irradiated portions of the Kewaunee nuclear plant in accordance with the Nuclear Regulatory Commission's minimum decommissioning requirements. We have also identified other legal retirement obligations related to utility plant assets that are not currently significant to the financial statements. Upon implementation of Statement No. 143 in the first quarter of 2003, we reclassified previously recorded liabilities of $290.5 million from Accumulated Depreciation and capitalized a net asset retirement cost of $90.8 million, resulting in an increase in net Property, plant and equipment of $381.3 million. We recorded an asset retirement obligation of $324.8 million. The difference of $56.5 million between previously recorded liabilities and the liability recorded as a result of adopting Statement No. 143 was deferred as a regulatory liability.

The nonregulated segments of WPS Resources have identified a legal retirement obligation related to the closure of an ash basin located at the Sunbury generating facility. Upon implementation of Statement No. 143, the nonregulated segments of WPS Resources recorded an increase in net Property, plant, and equipment of $1.4 million, a liability of $2.0 million, and a cumulative effect of adoption after tax that reduced net income by $0.3 million in the first quarter of 2003.

The following table describes all changes to the asset retirement obligation liabilities of WPS Resources.
(Millions)	Utility	Nonregulated	Total
Asset retirement obligations at beginning of year	$ -	$ -	$ -
Liability recognized in transition	324.8	2.0	326.8
Accretion expense	9.4	0.1	9.5
Asset retirement obligation at June 30, 2003	$334.2	$2.1	$336.3

The following pro forma liabilities reflect amounts as if Statement No. 143 had been applied during all periods presented:
(Millions)	June 30, 2003	December 31, 2002	January 1, 2002
Utility segments:
Nuclear decommissioning	$333.8	$324.4	$306.7
Other	0.4	0.4	0.3
Nonregulated segments:
Ash basin facility	$ 2.1	$ 2.0	$ 1.9

Pro forma net income and earnings per share have not been presented for the periods ended June 30, 2003 and 2002 because the pro forma application of Statement No. 143 to prior periods would result in pro forma net income and earnings per share not materially different from the actual amounts reported for those periods in the Consolidated Statements of Income.

The utility segments of WPS Resources recognize removal costs for utility assets as a component of depreciation expense in accordance with regulatory treatment. These costs do not have associated legal retirement obligations and, therefore, are outside the scope of Statement No. 143. At June 30, 2003, there was approximately $177.3 million of removal costs included in Accumulated Depreciation.

NOTE 8--STOCK OPTION PLANS

Shareholders approved the WPS Resources Corporation 2001 Omnibus Incentive Compensation Plan and the WPS Resources Corporation 1999 Stock Option Plan for certain management personnel. The Board of Directors approved the WPS Resources Corporation 1999 Non-Employee Directors Stock Option Plan. WPS Resources accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock option-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if WPS Resources had applied the fair value recognition provisions of Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock Based Compensation," to stock option-based employee compensation:

	Six Months Ended June 30
(Millions, except per share amounts)	2003	2002

Income available for common shareholders	$35.7	$49.8
Deduct: Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(0.2)
Pro forma income	$35.5	$49.6

Basic earnings per common share
As reported	$ 1.10	$ 1.58
Pro forma	1.10	1.58

Diluted earnings per common share
As reported	$ 1.09	$ 1.57
Pro forma	1.09	1.57

NOTE 9--COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires the reporting of other comprehensive income in addition to income available for common shareholders. Total comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. Total comprehensive income includes income available for common shareholders, unrealized gains and losses on securities classified as available-for-sale, changes in the fair value of cash flow hedges, and foreign currency translation adjustments. WPS Resources' total comprehensive income is:
	Six Months Ended June 30
(Millions)	2003	2002
Income available for common shareholders	$35.7	$49.8
Cash flow hedges, net of tax of $1.1 and $(1.0)	1.7	(1.5)
Foreign currency translation, net of tax of $(0.7) and $ -	(1.1)	-
Total comprehensive income	$36.3	$48.3

The following table shows the changes to Other Comprehensive Income from December 31, 2002 to June 30, 2003.

(Millions)
December 31, 2002 balance	$(10.0)
Cash flow hedges recognized in income	(4.7)
Cash flow hedges not yet settled	6.4
Foreign currency translation	(1.1)
June 30, 2003 balance	$ (9.4)

NOTE 10--ACQUISITIONS AND SALES OF ASSETS

On April 18, 2003, the Public Service Commission of Wisconsin approved Wisconsin Public Service's request to transfer its interest in the Wausau to Duluth transmission line to the American Transmission Company. American Transmission Company is a for-profit transmission-only company created by the transfer of transmission assets previously owned by multiple electric utilities serving the upper Midwest in exchange for an ownership interest in American Transmission Company. Wisconsin Public Service sold approximately $20.1 million of assets at book value related to the Wausau to Duluth transmission line to American Transmission Company in June 2003. No gain or loss was recognized on the transaction. Also in June 2003, WPS Resources invested an additional $11.9 million in American Transmission Company increasing the consolidated WPS Resources investment in American Transmission Company to 18.2%.

On May 30, 2003, WPS Resources purchased a one-third interest in Guardian Pipeline, LLC from CMS Gas Transmission Company, for $26 million. Guardian Pipeline owns a natural gas pipeline, which began operating in 2002, that stretches about 140 miles from near Joliet, Illinois, into southern Wisconsin. It can transport up to 750 million cubit feet of natural gas daily.

NOTE 11--COMMITMENTS AND CONTINGENCIES

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

The Price Anderson Act ensures that funds will be available to pay for public liability claims arising out of a nuclear incident. This Act may require Wisconsin Public Service to pay up to a maximum of $52.0 million per incident. The payments will not exceed $5.9 million per incident in a given calendar year. These amounts represent Wisconsin Public Service's 59% ownership in the Kewaunee plant.

Clean Air Regulations

The United States Environmental Protection Agency has designated southeastern Wisconsin as an ozone non-attainment area. Under the Clean Air Act, the State of Wisconsin developed a nitrogen oxide reduction plan for Wisconsin's ozone non-attainment area. The nitrogen oxide reductions begin in 2003 and gradually increase to 2007. This plan affects Edgewater Unit 4, of which Wisconsin Public Service owns 31.8%. A compliance plan for this unit was initiated in 2000. The plan includes a combination of combustion optimization and emission trading at a cost to Wisconsin Public Service of about $5 million. About 70% of the project has been completed.

The State of Wisconsin is also seeking voluntary reductions from utility units outside the ozone non-attainment area, which may lead to additional expenditures for nitrogen oxide reductions at other units. Wisconsin Public Service is participating in voluntary efforts to reduce nitrogen oxide levels at the Columbia Energy Center. Wisconsin Public Service owns 31.8% of Columbia. The Public Service Commission of Wisconsin has approved recovery of the costs associated with voluntary nitrogen oxide reductions.

Air quality modeling by the Wisconsin Department of Natural Resources revealed that Weston Units 1 and 2 contribute to a modeled exceedance of the sulfur dioxide ambient air quality standard (the current and projected fuel meets the sulfur content limit). Wisconsin Public Service and the Wisconsin Department of Natural Resources developed a plan to eliminate the modeled exceedance by extending the existing stacks at Weston Units 1 and 2 by 55 feet and limiting the sulfur content of the fuel to 1.2 pounds per million Btu. The cost of the stack extension is about $0.9 million. The United States Environmental Protection Agency is studying the proposal related to increasing the stack height. To date the United States Environmental Protection Agency has been unwilling to agree with this approach unless further studies are done to support the stack height increase. If the United States Environmental Protection Agency does not accept this proposal, it may result in additional reduction in sulfur content of fuel burned, installation of environmental control equipment, or modifications in plant operations. Wisconsin Public Service is cooperating with the Wisconsin Department of Natural Resources to develop an approach to resolve this issue.

In November 1999, the United States Environmental Protection Agency announced the commencement of a Clean Air Act enforcement initiative targeting the utility industry. This initiative resulted in the issuance of several notices of violation/findings of violation and the filing of lawsuits against utilities. In these enforcement proceedings, the United States Environmental Protection Agency claims that the utilities made modifications to the coal-fired boilers and related equipment at the utilities' electric generating stations without first obtaining appropriate permits under the United States Environmental Protection Agency's pre-construction permit program and without installing appropriate air pollution control equipment. In addition, the United States Environmental Protection Agency is also claiming, in certain situations, that there were violations of the Clean Air Act's "new source performance standards." In the matters where actions have been commenced, the federal government is seeking penalties and the installation of pollution control equipment.

In December 2000, Wisconsin Public Service received from the United States Environmental Protection Agency a request for information under Section 114 of the Clean Air Act. The United States Environmental Protection Agency sought information and documents relating to work performed on the coal-fired boilers located at the Pulliam and Weston electric generating stations of Wisconsin Public Service. Wisconsin Public Service filed a response with the United States Environmental Protection Agency in early 2001.

On May 22, 2002, Wisconsin Public Service received a follow-up request from the United States Environmental Protection Agency seeking additional information regarding specific boiler-related work performed on Pulliam Units 3, 5 and 7, as well as information on Wisconsin Public Service's life extension program for Pulliam Units 3-8 and Weston Units 1 and 2. Wisconsin Public Service made an initial response to the United States Environmental Protection Agency's follow-up information request on June 12, 2002, and filed a final response on June 27, 2002.

In 2000, 2001, and 2002, Wisconsin Power and Light Company received a similar series of United States Environmental Protection Agency information requests relating to work performed on certain coal-fired boilers and related equipment at the Columbia generating station (a facility located in Portage, Wisconsin jointly owned by Wisconsin Power and Light Company, Madison Gas and Electric Company, and Wisconsin Public Service). Wisconsin Power and Light is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility. Wisconsin Power and Light filed its most recent response for the Columbia facility on July 12, 2002.

Depending upon the results of the United States Environmental Protection Agency's review of the information, the United States Environmental Protection Agency may seek additional information from Wisconsin Public Service and/or third parties who have information relating to the boilers, close out the investigation, or issue a "notice of violation" or "finding of violation" asserting that a violation of the Clean Air Act occurred. To date, the United States Environmental Protection Agency has not responded to the 2002 follow-up filings made by Wisconsin Public Service and Wisconsin Power and Light.

In response to the United States Environmental Protection Agency Clean Air Act enforcement initiative, several utilities have elected to settle with the United States Environmental Protection Agency, while others are in litigation. In general, those utilities that have settled have entered into consent decrees which require the companies to pay fines and penalties, undertake supplemental environmental projects and either upgrade or replace pollution controls at existing generating units or shut down existing units, and replace these units with new electric generating facilities. Several of the settlements involve multiple facilities. The fines and penalties (including the capital costs of supplemental environmental projects) associated with these settlements range between $7 million and $30 million. Factors typically considered in settlements include, but are not necessarily limited to, the size and number of facilities, as well as the duration of alleged violations, and the presence or absence of aggravating circumstances. The regulatory interpretations upon which the lawsuits or settlements are based may change based on future court decisions that may be rendered in pending litigations.

If the federal government decided to bring a claim against Wisconsin Public Service and if it were determined by a court that historic projects at the Pulliam or Weston electric generating stations required either a state or federal Clean Air Act permit, Wisconsin Public Service may, under the applicable statutes, be required to:
  shut down any unit found to be operating in non-compliance, install additional pollution control equipment,
  pay a fine, and/or
  conduct a supplemental environmental project in order to resolve any such claim.

At the end of December 2002, the United States Environmental Protection Agency issued new rules governing the federal new source review program. The rules are not yet effective in Wisconsin. They are also not retroactive.

In June 2003, the Wisconsin Department of Revenue recommended to the Wisconsin legislature that Wisconsin's four largest utilities be required to reduce mercury emissions caused by the burning of coal. WPS Resources would be subject to these requirements, if they are approved by the legislature. Applicable utilities would be required to reduce mercury emissions by 40% by the year 2010 and by 80% by the year 2015. Wisconsin Public Service estimates that it could cost approximately $50 million per year to achieve the proposed 80% reductions.

Flood Damage

On May 14, 2003, an earthen dike at the Silver Lake reservoir owned by Upper Peninsula Power Company, our wholly owned subsidiary, failed. This failure resulted in subsequent flooding downstream on the Dead River, which is located in Michigan's Upper Peninsula near Marquette, Michigan.

A dam owned by Marquette Board of Light and Power, which is located downstream from the Silver Lake reservoir near the mouth of the Dead River, also failed during this event. In addition, high water conditions resulted in damage at the Presque Isle Power Plant owned by Wisconsin Electric Power Company. Presque Isle, which is located downstream from the Marquette Board of Light and Power dam, was forced into a shutdown on May 15, 2003.

The extent of damage to Upper Peninsula Power's facilities and other property in the area is not yet known. A preliminary damage estimate prepared for Marquette County estimated that the flood's impact was $102 million. WPS Resources maintains a comprehensive insurance program that includes Upper Peninsula Power and which provides both property insurance for its facilities and liability insurance for legal liability to third parties. WPS Resources is insured in amounts that it believes are sufficient to cover its responsibilities in connection with this event. Deductibles and self-insured retentions on these policies are not material to WPS Resources.

In order to seek recovery of costs not covered by insurance, Upper Peninsula Power filed deferral requests with the Michigan Public Service Commission and the Federal Energy Regulatory Commission to allow it to defer these costs and seek rate recovery in the future. No decision has been received on these filings.

See WPS Resources' Notes to Consolidated Financial Statements Note 15--Commitments and Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2002, for a complete discussion of all other commitments and contingent liabilities.

IRS Announcement Regarding Synthetic Fuels

Through an affiliate of WPS Power Development, WPS Resources owns a partial interest in a synthetic fuel production facility located in Kentucky and receives tax credits pursuant to Section 29 of the Internal Revenue Code ("Code") based on sales to unaffiliated third-party purchasers of synthetic fuel produced from coal.

On June 27, 2003, the IRS announced that it had reason to question the scientific validity of certain test procedures and results that have been presented by certain taxpayers as evidence that the required significant chemical change has occurred. The IRS also announced that it is currently reviewing information regarding these test procedures and practices.

On August 1, 2003, the IRS notified WPS Resources that its synthetic fuel affiliate is under review for the 2001 tax period as a result of the IRS announcement. In addition, the IRS has informed WPS Resources that it may reexamine the 2000 tax period depending upon the results of the review of 2001. Previously, the IRS had informed the WPS Resources affiliate that its 1999 and 2000 returns had been examined and accepted as filed.

The specific nature of the test procedures and results under review by the IRS is unknown at this time. WPS Resources' management cannot predict the outcome of the IRS' review, when the review will be completed or the ultimate impact, if any, of the review on WPS Resources. WPS Resources believes that it is justified in relying on the private letter rulings for the facility, that the test results that it presented to the IRS in connection with its private letter rulings are scientifically valid and that the facility has been operated in compliance with the private letter rulings and Section 29 of the Code.

NOTE 12--GUARANTEES

Effective January 1, 2003, WPS Resources adopted the provisions of Financial Accounting Standards Board Issue No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Interpretation No. 45 also requires that the guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provision of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

At June 30, 2003, Wisconsin Public Service had an outstanding guarantee to indemnify a third-party for certain exposures related to the construction of utility assets. In the event that the construction project is not completed, Wisconsin Public Service has agreed to reimburse the guaranteed party for certain unrecovered costs. The guarantee is expected to expire by December 31, 2003. At June 30, 2003, the guarantee carries a maximum exposure of $5.7 million. A liability for the fair value of this obligation was not recognized in the Consolidated Balance Sheets of Wisconsin Public Service, because the guarantee was issued prior to the effective date for initial measurement and recognition as defined by Interpretation No. 45.

On May 30, 2003, WPS Resources purchased a one-third interest in Guardian Pipeline, LLC for $26 million. Included in the purchase agreement, WPS Resources assumed a guarantee for its pro rata portion of the debt obligations of Guardian, with recourse to the guaranteed parties specifically limited to WPS Resources' ownership interest in Guardian. The guarantee is expected to expire by December 31, 2003, upon completion of certain construction projects by Guardian and one of its customers. The fair value of this obligation is not significant to the Consolidated Balance Sheets of WPS Resources at June 30, 2003.

NOTE 13--EARNINGS PER SHARE
Common stock shares, $1 par value	June 30, 2003	December 31, 2002
Total shares issued, 200,000,000 shares authorized	32,479,411	32,040,875
Treasury shares	19,400	65,650
Average cost of treasury shares	$25.19	$23.62
Shares in deferred compensation trust	185,217	166,446
Average cost of deferred compensation trust shares	$33.36	$32.29

Earnings per share is computed by dividing net income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the exercise and/or conversion of all potentially dilutive securities. Such dilutive items include in-the-money stock options. Diluted earnings per share for the periods shown are calculated excluding some stock option plan shares that had an anti-dilutive effect. The number of anti-dilutive shares is immaterial for the periods ended June 30, 2003 and 2002.

The following table reconciles the computation of basic and diluted earnings per share:

Reconciliation of Earnings Per Share	Three Months Ended June 30		Six Months Ended June 30
(Millions, except per share amounts)	2003	2002	2003	2002
Net income before cumulative effect of change in accounting principle	$2.7	$21.7	$32.5	$49.8
Impact of cumulative effect of a change in accounting principle	-	-	3.2	-
Net income available to common shareholders	$2.7	$21.7	$35.7	$49.8

Basic weighted average shares	32.4	31.7	32.3	31.6
Incremental issuable shares	0.3	0.2	0.3	0.1
Diluted weighted average shares	32.7	31.9	32.6	31.7

Basic earnings per common share before cumulative effect of change in accounting principle	$0.08	$0.68	$1.00	$1.58
Diluted earnings per common share before cumulative effect of change in accounting principle	$0.08	$0.68	$0.99	$1.57
Basic impact per share of cumulative effect of change in accounting principle	-	-	$0.10	-
Diluted impact per share of cumulative effect of change in accounting principle	-	-	$0.10	-

Basic earnings per common share	$0.08	$0.68	$1.10	$1.58
Diluted earnings per common share	$0.08	$0.68	$1.09	$1.57

NOTE 14--SEGMENTS OF BUSINESS

We manage our reportable segments separately due to their different operating and regulatory environments. Our utility business segments are the regulated electric utility operations of Wisconsin Public Service and Upper Peninsula Power and the regulated gas utility operations of Wisconsin Public Service. Our other reportable segments include WPS Energy Services and WPS Power Development. WPS Energy Services is a diversified energy supply and services company. WPS Power Development is an electric generation asset development and operating company. The Holding Company and Other segment includes the operations of WPS Resources and WPS Resources Capital Corporation as holding companies and the nonutility activities at Wisconsin Public Service and Upper Peninsula Power.

The tables below present summary information pertaining to our operations segmented by lines of business.
	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric	Gas	Total Utility	WPS Energy Services	WPS Power Development	Holding Company & Other	Reconciling Eliminations	WPS Resources Consolidated

Quarter Ended June 30, 2003
External revenues	$188.8	$ 72.0	$260.8	$ 682.1	$38.8	$ 0.1	$ -	$ 981.8
Intersegment revenues	6.2	0.2	6.4	4.2	2.8	0.2	(13.6)	-
Income available for common shareholders	5.4	(1.9)	3.5	3.3	(3.4)	(0.7)	-	2.7

Quarter Ended June 30, 2002
External revenues	$174.0	$ 57.8	$231.8	$ 68.3	$31.7	$ 0.1	$ -	$ 331.9
Intersegment revenues	4.8	0.1	4.9	2.0	3.0	0.2	(10.1)	-
Income available for common shareholders	8.0	0.4	8.4	1.6	12.0	(0.3)	-	21.7

Six Months Ended June 30, 2003
External revenues	$380.8	$241.9	$622.7	$1,560.3	$82.0	$ 0.1	$ -	$2,265.1
Intersegment revenues	15.6	3.8	19.4	10.0	4.4	0.6	(34.4)	-
Income available for common shareholders	17.8	10.7	28.5	15.4	(6.0)	(2.6)	0.4	35.7

Six Months Ended June 30, 2002
External revenues	$346.1	$164.5	$510.6	$ 164.7	$56.3	$ -	$ -	$ 731.6
Intersegment revenues	9.9	1.1	11.0	0.7	5.0	0.6	(17.3)	-
Income available for common shareholders	22.4	11.7	34.1	6.2	11.6	(2.1)	-	49.8

Wisconsin Public Service's principal business segments are the regulated electric utility operations and the regulated gas utility operations.
Segments of Business (Millions)	Electric	Gas	Total Utility	Other	Reconciling Eliminations	Wisconsin Public Service Consolidated

Quarter Ended June 30, 2003
External revenues	$172.6	$ 72.2	$244.8	$0.4	$(0.4)	$244.8
Earnings on common stock	4.3	(1.8)	2.5	4.2	(2.4)	4.3

Quarter Ended June 30, 2002
External revenues	$163.5	$ 57.9	$221.4	$0.4	$(0.4)	$221.4
Earnings on common stock	7.6	0.4	8.0	3.7	(2.1)	9.6

Six Months Ended June 30, 2003
External revenues	$350.7	$245.7	$596.4	$0.7	$(0.6)	$596.5
Earnings on common stock	14.0	10.7	24.7	8.0	(4.5)	28.2

Six Months Ended June 30, 2002
External revenues	$325.2	$165.6	$490.8	$0.7	$(0.7)	$490.8
Earnings on common stock	20.4	11.7	32.1	6.7	(3.9)	34.9

NOTE 15--NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51," in order to improve financial reporting by companies involved with variable interest entities. Interpretation No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of Interpretation No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. WPS Resources continues to evaluate the impact of this Interpretation on variable interest entities created prior to February 1, 2003.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 establishes how financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity are classified and measured. As a result of this new guidance, previously issued instruments that are within the scope of Statement No. 150 must be reclassified as liabilities in the third quarter of 2003. WPS Resources is in the process of evaluating the impact of Statement No. 150.

The Emerging Issues Task Force of the Financial Accounting Standards Board clarifies accounting standards for diversity in practice. The Task Force reached final consensus and the Financial Accounting Standards Board ratified Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease" in May 2003. Issue No. 01-08 provides additional guidance for determining when an arrangement contains a lease that is within the scope of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The consensus in Issue No. 01-08 is effective for arrangements entered into or modified after July 1, 2003.

The Task Force also reached a consensus on Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No 133, Accounting for Derivative Instruments and Hedging Activities, and Not "Held for Trading Purposes" as Defined in EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities", in July 2003. Issue No. 03-11 contemplates whether realized gains and losses should be shown gross or net in the income statement for contracts that are not held for trading purposes but are derivatives subject to Statement No. 133. The Task Force reached a consensus that evaluating the appropriate reporting requires judgment and should be based on the facts and circumstances associated with a particular transaction. The consensus in Issue No. 03-11 will be applied prospectively to arrangements entered into after the Financial Accounting Standards Board has ratified the Task Force's consensus.

Effective July 1, 2003, WPS Resources adopted Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement No. 149 codifies and clarifies financial accounting and reporting for derivative instruments and hedging activities under Statement of Financial Accounting Standards No. 133, "Derivative Instruments and Hedging Activities," primarily in connection with decisions made by the Derivatives Implementation Group and for implementation issues raised in the application of Statement No. 133. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003. WPS Resources continues to evaluate the impact of Statement No. 149 on new contracts entered into after June 30, 2003.

Effective July 1, 2003, WPS Resources adopted Derivative Implementation Group Issue C20, "Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature." DIG Issue C20 clarifies guidance of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Derivative Instruments and Hedging Activities." Specifically, it clarifies when a price adjustment feature in a contract cannot be considered clearly and closely related to the asset being sold or purchased as defined in Statement No. 133. The adoption of DIG Issue C20 did not have a material impact on WPS Resources on June 30, 2003.

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations

RESULTS OF OPERATIONS - WPS RESOURCES CORPORATION

WPS Resources Corporation is a holding company exempt from the Public Utility Holding Company Act of 1935. Our wholly-owned subsidiaries include two regulated utilities, Wisconsin Public Service Corporation, which is also a holding company exempt from the Public Utility Holding Company Act of 1935, and Upper Peninsula Power Company. Another wholly-owned subsidiary, WPS Resources Capital Corporation, is a holding company for our nonregulated businesses, including WPS Energy Services, Inc. and WPS Power Development, Inc.

Second Quarter 2003 Compared with Second Quarter 2002

WPS Resources Overview

WPS Resources' second quarter 2003 and second quarter 2002 results of operations are shown in the following table:
WPS Resources' Results	Second Quarter
(Millions, except per share amounts)	2003	2002	Change

Total revenues	$981.8	$331.9	196%
Income available for common shareholders	$2.7	$21.7	(88)%
Earnings per common share
Basic	$0.08	$0.68	(88)%
Diluted	$0.08	$0.68	(88)%

Total revenues increased significantly due to the required reclassification of previously reported 2002 revenues and cost of sales (see Adoption of Accounting Standard discussion that follows). Total revenues increased also due to higher natural gas prices and sales volume growth in the second quarter of 2003.

Lower earnings at our utility segments and WPS Power Development were only partially offset by improved performance at WPS Energy Services resulting in the decrease in income available for common shareholders. While the consolidated utility margin increased in the second quarter of 2003, the increase was not sufficient to offset higher operating expenses resulting in a net decrease in utility earnings. In addition, WPS Power Development's earnings decreased largely due to the recognition of a lower gain on the sale of its synthetic fuel operation in the second quarter of 2003 compared to the second quarter of 2002 together with reduced margins at its Sunbury generation plant. WPS Energy Services' earnings increased as a result of sales volume growth, including additional retail electric customers and the addition of a retail natural gas business in Canada in November 2002, and improved operational performance.

Adoption of Accounting Standard

On January 1, 2003, WPS Resources and its subsidiaries were required to adopt Emerging Issues Task Force Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." The adoption of Issue 02-03 rescinded Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," and revised the presentation of trading revenues and cost of sales.

WPS Energy Services had been applying the accounting standards of Issue 98-10 since the first quarter of 2000. WPS Energy Services was defined as a trading company under Issue 98-10 and was required to mark all of its contracts to market. On October 25, 2002, the Emerging Issues Task Force rescinded Issue 98-10, thus precluding mark-to-market accounting for energy trading contracts entered into after that date that are not derivatives and required a cumulative change in accounting principle be recorded, effective January 1, 2003, for all nonderivative contracts entered into on or prior to October 25, 2002. On January 1, 2003, WPS Energy Services recorded a positive after-tax cumulative effect of a change in accounting principle to net income to remove from its balance sheet the mark-to-market effects of those contracts entered into on or prior to October 25, 2002 that do not meet the definition of a derivative under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. While the rescission of Issue 98-10 did not change the economics or cash flows of the underlying transactions, it does delay the recognition of market gains for nonderivative energy contracts.

In addition, the adoption of Issue 02-03 requires revenues related to derivative instruments classified as trading be reported net of related cost of sales for all periods presented. Prior to January 1, 2003, WPS Energy Services classified all its activities as trading in accordance with the accounting standards in effect at that time (Issue 98-10). Consistent with the new accounting standards under Issue 02-03, effective January 1, 2003, WPS Energy Services classifies as trading activities only those transactions that at inception are intended to be settled in the near term with the objective of generating profits on short-term differences in prices. As a result of the change in the definition of trading, a larger portion of WPS Energy Services' business activities were classified as trading in 2002 than in 2003. Previously reported trading revenues related to derivatives for 2002 have been reclassified using net reporting while the majority of 2003 revenues continue to be reported on a gross basis. The retroactive reclassification to net revenues and cost of sales for 2002 trading activities resulted in a $247.5 million decrease to WPS Resources' previously reported second quarter 2002 consolidated nonregulated revenues and a corresponding $247.5 million decrease to previously reported second quarter 2002 nonregulated cost of fuel, gas, and purchased power. Neither margins, net income nor cash flows for 2002 were impacted by the reclassification of revenue upon adoption of Issue 02-03.

Revenues

Utility revenues increased due to higher natural gas prices in the second quarter of 2003 than in the second quarter of 2002 and increased retail and wholesale electric rates. Upper Peninsula Power was authorized an 8.95% increase in retail electric rates by the Michigan Public Service Commission effective December 20, 2002; and Wisconsin Public Service was granted authority to increase retail electric rates by 3.5% effective March 21, 2003, by the Public Service Commission of Wisconsin. In addition, the Federal Energy Regulatory Commission ordered an 18.2% interim increase in wholesale electric rates, subject to refund if the final rate increase is less, for Wisconsin Public Service effective May 11, 2003 (final rates are anticipated in the latter part of 2003). WPS Energy Services' second quarter revenues also increased compared to the same period last year as the result of the adoption of the new accounting standard previously discussed, higher natural gas prices in the second quarter of 2003, and sales volumes growth, including the acquisition of a retail natural gas business in Canada and new retail electric customers.

Overview of Utility Operations

Utility operations include the electric utility segment consisting of the electric operations at Wisconsin Public Service and Upper Peninsula Power and the gas utility segment comprising the gas operations at Wisconsin Public Service. Income available for common shareholders attributable to electric utility operations was $5.4 million in the second quarter of 2003 compared with $8.0 million in the second quarter of 2002. Gas utility operations experienced a loss of $1.9 million in the second quarter of 2003 compared with income of $0.4 million in the same period of 2002.

Electric Utility Segment Operations

Our electric utility segment margin increased $6.0 million, or 5%, due to retail and wholesale electric rate increases authorized in rate orders received by both Wisconsin Public Service and Upper Peninsula Power.

WPS Resources'	Second Quarter
Electric Utility Segment Results (Millions, except volumes)	2003	2002

Revenues	$195.0	$178.8
Fuel and purchased power costs	67.7	57.5
Margins	$127.3	$121.3

Sales in megawatt-hours	3,352,565	3,431,933

Our electric utility revenues increased $16.2 million, or 9%, in the second quarter of 2003 primarily as the result of increases in retail and wholesale electric rates.

Our fuel expense for generation plants increased $6.6 million, or 23%, in the second quarter of 2003. Of this amount, $5.0 million was the result of increased generation from combustion turbine generation plants that rely primarily on natural gas, the cost of which was 48% higher on a per unit basis in the second quarter of 2003 than in the second quarter of 2002. Generation requirements for the combustion turbine plants increased due to scheduled outages for the refueling at Kewaunee Nuclear Power Plant and maintenance at a Wisconsin Public Service coal-fired generation plant coupled with the inability to import more purchased power due to regional transmission constraints. The unit cost of purchased power was lower than the unit cost of combustion turbine generation.

Despite reducing the volume of power purchased on the open market by 15%, our purchased power expense increased $3.6 million, or 12%, as a result of a 32% increase in the unit cost of purchased power in the second quarter of 2003.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail electric customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. The Michigan Public Service Commission allows Wisconsin Public Service and Upper Peninsula Power to pass excess fuel and purchased power costs on to retail electric customers through a power supply cost recovery program following approval of an annual request for recovery. In addition, Wisconsin Public Service is authorized by the Federal Energy Regulatory Commission to adjust wholesale electric customer rates for fuel and purchased power costs that exceed forecast through a monthly adjustment clause.

Gas Utility Segment Operations

Our gas utility segment margin decreased $0.3 million, or 1%, as a result of a decrease in overall natural gas throughput volumes of 3% together with a decrease in retail gas rates. Effective March 21, 2003, the Public Service Commission of Wisconsin ordered a $0.3 million decrease in retail gas rates.

WPS Resources'	Second Quarter
Gas Utility Segment Results (Millions, except volumes)	2003	2002

Revenues	$72.2	$57.9
Purchase costs	50.5	35.9
Margins	$21.7	$22.0

Throughput in therms	163,633	168,266

Our gas utility segment revenues increased $14.3 million, or 25%, in the second quarter of 2003 and gas purchase costs increased $14.6 million, or 41%, largely as the result of a 48% increase in the average unit cost of natural gas. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause. Therefore, the higher natural gas prices experienced in the second quarter of 2003 were passed on to customers. The higher natural gas prices are reflected in both revenues and gas purchases, thus having little impact on margin.

Utility Other Expenses

Utility operation and maintenance expenses increased $13.2 million in the second quarter of 2003 due to expenses incurred for the Kewaunee refueling outage, higher operating costs at the Kewaunee plant, and higher pension and postretirement and active medical benefit costs,. Kewaunee was taken off-line in the second quarter of 2003 in accordance with a planned 18-month cycle refueling program. A related outage did not occur during 2002. Benefit expenses exceeded historical expense levels as a result of changes in actuarial assumptions, unfavorable market returns on plan assets and increased claims experience. We anticipate this trend to continue throughout the year and are seeking ways to manage expense levels.

Utility Miscellaneous Income

Utility miscellaneous income increased $4.0 million in the second quarter of 2003 primarily as the result of higher earnings on Wisconsin Public Service's nuclear decommissioning trust assets. Due to regulatory practice, an increase in earnings on the trust assets is largely offset by increased depreciation and decommissioning expense. In the second quarter of 2003, depreciation and decommissioning expense increased $4.3 million.

Overview of Nonregulated Operations

Nonregulated operations consist of the natural gas, electric, and other sales at WPS Energy Services, a diversified energy supply and services company, and the operations of WPS Power Development, an electric generation asset development company. WPS Energy Services and WPS Power Development are both reportable segments.

WPS Energy Services' net income increased to $3.3 million in the second quarter of 2003 compared with $1.6 million in the same period of 2002. WPS Power Development experienced a net loss of $3.4 million in the second quarter of 2003 compared with net income of $12.0 million in the second quarter of 2002.

Overview of WPS Energy Services Segment Operations

Revenues at WPS Energy Services were $686.3 million in the second quarter of 2003 compared with $70.3 million in the second quarter of 2002. Revenues increased at WPS Energy Services largely as the result of the adoption of Issue 02-03 (see previous section on Adoption of Accounting Standard for further discussion). As a result of adopting Issue 02-03, WPS Energy Services reclassified $247.5 million of cost of sales to revenues to report the second quarter 2002 trading activities that meet the definition of a derivative on a net basis in accordance with Issue 02-03. There was no impact on reported 2002 margins or net income from this reclassification. Additional factors increasing revenues include the higher cost for natural gas in the second quarter of 2003 compared with the cost for the same period in 2002, and increased sales volumes driven by the addition of both the retail natural gas business in Canada and new retail electric customers.

WPS Energy Services'	Second Quarter
Gas Results (Millions, except volumes)	2003	2002

Nonregulated natural gas revenues	$612.4	$44.5
Nonregulated natural gas cost of sales	608.5	36.9
Margins	$ 3.9	$ 7.6

Wholesale sales volumes in billion cubic feet*	64.0	43.8
Retail sales volumes in billion cubic feet*	68.4	30.4
* Represents gross volumes physically delivered

Natural gas revenues increased in 2003 compared with 2002 as the result of the reclassification of $215.3 million of 2002 trading revenue from the gross to the net basis, significantly higher natural gas prices, and the acquisition of the Canadian business. The nonregulated gas margin at WPS Energy Services decreased $3.7 million during the second quarter as the rescission of Issue 98-10 caused a reduction in the recorded mark-to-market gains, which were partially offset by the addition of the Canadian retail natural gas business acquired in November 2002.

WPS Energy Services'	Second Quarter
Electric Results (Millions, except volumes)	2003	2002

Nonregulated electric revenues	$73.3	$25.2
Nonregulated electric cost of sales	62.5	24.0
Margins	$10.8	$ 1.2

Wholesale sales in megawatt-hours*	568,300	1,194,600
Retail sales in megawatt-hours*	1,516,700	606,200
* Represents gross volumes physically delivered

Nonregulated electric revenues at WPS Energy Services increased $48.1 million largely due to a $32.2 million reclassification of 2002 revenues from a gross to a net basis as well as growth in sales volumes resulting from additional retail electric customers. Customer growth, enhanced operational performance, improved conditions in Maine and better management of power supplies in various markets also contributed to the $9.6 million increase in WPS Energy Services' electric margins in the second quarter of 2003.

WPS Energy Services' Other Expenses

Operating expenses at WPS Energy Services increased $3.0 million in the second quarter of 2003 compared with the second quarter of 2002 primarily due to costs associated with business expansion and higher accruals for variable compensation as a result of higher gross margins.

Overview of WPS Power Development Segment Operations

Revenues at WPS Power Development increased $6.9 million, or 20%, in the second quarter of 2003. The primary factors impacting this increase were revenues from the generating assets acquired in New York in June 2002, higher revenue from the Combined Locks Energy Center which became fully operational in the second quarter of 2002, increased revenue at Westwood, and increased revenue from steam sales. As new generation assets are acquired or constructed, WPS Power Development's output is increased providing new sales opportunities. The steam sales increased due to an increase in natural gas prices, as steam sales are indexed to this commodity. These increases were partially offset by lower revenues at Sunbury due to lower availability.

WPS Power Development had a net loss of $3.4 million in the second quarter of 2003 compared with net income of $12.0 million in the second quarter of 2002, primarily due to the recognition of a lower gain on the sale of portions of its synthetic fuel operations, lower production margin, and increased operating costs.

WPS Power Development experienced a decrease of $5.6 million in its margin in the second quarter of 2003 primarily attributable to the operating performance of Sunbury.

WPS Power Development's	Second Quarter
Production Results (Millions)	2003	2002

Nonregulated other revenues	$41.6	$34.7
Nonregulated other cost of sales	34.4	21.9
Margins	$ 7.2	$12.8

Margins decreased at the Sunbury generation plant largely due to decreased availability as a result of operational issues with newly installed environmental control equipment in various boilers and a turbine outage. This meant that Sunbury needed to fulfill contract requirements through more costly purchased power. An engineering design and maintenance plan has been developed to address the operational issues. Increased margins from the generating assets acquired in New York, which came on line in the latter part of the second quarter of 2002, partially offset the decreased margin at Sunbury.

WPS Power Development's Other Expenses

Operating expenses at WPS Power Development increased $0.6 million in the second quarter of 2003 compared with the second quarter of 2002, primarily due to costs related to the generating assets acquired in New York in June 2002. Offsetting this increase was a reduction in operating expenses at Sunbury primarily due to the 10% reduction in workforce at the facility that took effect in January 2003 and other cost saving measures.

WPS Power Development's Miscellaneous Income

Miscellaneous income decreased $15.8 million primarily due to recognition of lower gains from sales of WPS Power Development's synthetic fuel interest in the second quarter of 2003. During the second quarter of 2002, a $16.9 million (approximately $10.0 million after-tax) gain was recognized related to the partial sell down of its interest in a synthetic fuel facility that took place in November 2001. During the second quarter of 2003, a $1.9 million (approximately $1.1 million after-tax) gain was recognized related to the December 2002 sale of a portion of the synthetic fuel interest. In addition, increased production of synthetic fuel resulted in increased equity losses in the second quarter of 2003.

The impact on net income from equity losses related to WPS Power Development's synthetic fuel interest is offset by income tax credits generated by increased production levels during the second quarter of 2003. As a result of the sale of 30% of its interest in December 2002, a significant portion of the increase in production costs ($1.1 million) are allocated to the purchaser of this interest.

WPS Power Development's Tax Credits

WPS Power Development's second quarter 2003 share of synthetic fuel sales resulted in the recognition of $4.7 million of Section 29 federal tax credits as a reduction of federal income tax expense. For the second quarter of 2002, WPS Power Development's share of synthetic fuel sales resulted in the recording of $6.8 million of Section 29 federal tax credits as a reduction of federal income tax expense. Fewer tax credits were recognized in the second quarter of 2003 because of a lower taxable income estimate and our fourth quarter 2002 sale of a portion of WPS Power Development's synthetic fuel interest. (See further discussion of tax credits under IRS Announcement Regarding Synthetic Fuels in the Liquidity and Capital Resources section.)

Overview of Holding Company and Other Segment Operations

Holding Company and Other operations include the operations of WPS Resources and WPS Resources Capital as holding companies and the nonutility activities at Wisconsin Public Service and Upper Peninsula Power. Holding Company and Other operations experienced a loss of $0.7 million in the second quarter of 2003 compared with a loss of $0.3 million in the second quarter of 2002. Losses have been experienced due to interest expense from financing required to provide funds for subsidiary operations.

Six Months 2003 Compared with Six Months 2002

WPS Resources Overview

WPS Resources' six months ended June 30, 2003 and 2002 results of operations are shown in the following table:

WPS Resources' Results	Six Months Ended June 30,
(Millions, except per share amounts)	2003	2002	Change

Total revenues	$2,265.1	$731.6	210%
Net income before cumulative effect of changes in accounting principles	$32.5	$49.8
Cumulative effect of changes in accounting principles, net of tax	3.2	-
Income available for common shareholders	$35.7	$49.8	(28)%
Earnings per share before cumulative effect of changes in accounting principles
Basic	$1.00	$1.58	(37)%
Diluted	$0.99	$1.57	(37)%
Impact per share of cumulative effect of changes in accounting principles
Basic	$0.10	$0.00	-%
Diluted	$0.10	$0.00	-%
Earnings per common share
Basic	$1.10	$1.58	(30)%
Diluted	$1.09	$1.57	(31)%

Consolidated revenues increased significantly due to the required reclassification of previously reported 2002 revenues and cost of sales, higher natural gas prices, and increased sales volumes in the six months of 2003.

Lower earnings at our utility segments and WPS Power Development were only partially offset by improved performance at WPS Energy Services resulting in the decrease in income available for common shareholders. Although utility margins increased during the six months of 2003, higher utility operating expenses coupled with the delayed Wisconsin retail electric rate relief at Wisconsin Public Service had a negative impact on electric utility earnings. The Public Service Commission of Wisconsin approved a 3.5% increase in Wisconsin retail electric rates effective March 21, 2003. We had anticipated a January 1, 2003 effective date. WPS Power Development experienced a net loss primarily due to the recognition of a lower gain on the sale of a portion of its synthetic fuel interest and reduced margins at its Sunbury generation plant. Improved natural gas and electric margins at WPS Energy Services combined with the effect of required accounting changes partially offset these decreases in the consolidated earnings of WPS Resources in the six months of 2003.

Adoption of Accounting Standards

WPS Resources and its subsidiaries were required to adopt new accounting standards at January 1, 2003, including the adoption of the Emerging Issues Task Force Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." The adoption of these standards resulted in a consolidated positive after-tax cumulative effect of changes in accounting principles of $3.2 million.

WPS Energy Services had been applying the accounting standards of Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," since the first quarter of 2000. WPS Energy Services was defined as a trading company under Issue 98-10 and was required to mark all of its contracts to market. On October 25, 2002, the Emerging Issues Task Force rescinded Issue 98-10, thus precluding mark-to-market accounting for energy trading contracts entered into after that date that are not derivatives and required a cumulative change in accounting principle be recorded, effective January 1, 2003, for all nonderivative contracts entered into on or prior to October 25, 2002. On January 1, 2003, WPS Energy Services recorded a positive after-tax cumulative effect of a change in accounting principle to net income to remove from its balance sheet the mark-to-market effects of those contracts entered into on or prior to October 25, 2002 that do not meet the definition of a derivative under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The cumulative effect of adopting Issue 02-03 was partially offset in net income by associated changes in WPS Energy Services' margins, for a positive net after-tax impact of approximately $2 million in the six months ended June 30, 2003.

In addition, the adoption of Issue 02-03 requires revenues related to derivative instruments classified as trading be reported net of related cost of sales for all periods presented. Accordingly, WPS Resources' previously reported six months 2002 revenues have been reclassified to be presented net of related cost of sales. The retroactive reclassification to net revenues and cost of sales for the six months ended June 30, 2002, resulted in a $519.2 million decrease to WPS Resources' previously reported consolidated nonregulated revenues and a corresponding $519.2 million decrease to WPS Resources' previously reported consolidated nonregulated cost of fuel, gas, and purchased power. Neither margins, net income, nor cash flows for 2002 were impacted by the reclassification of revenue upon adoption of Issue 02-03.

Adoption of Statement No. 143 resulted in increases in net property, plant, and equipment and noncurrent liabilities at Wisconsin Public Service and WPS Power Development as of January 1, 2003. As a result, WPS Resources' total assets and total liabilities increased approximately $332 million and a negative after-tax cumulative effect of change in accounting principle of $0.3 million was recognized.

Wisconsin Public Service recorded a $329.5 million asset retirement obligation liability related primarily to the decommissioning of the Kewaunee Nuclear Power Plant on its balance sheet. Amounts related to nuclear decommissioning previously recorded in accumulated depreciation were reclassified to the asset retirement obligation liability. Wisconsin Public Service believes it is probable that any differences between expenses under Statement No. 143 and expenses currently included in customer rates will be recoverable in future customer rates. Accordingly, there was no cumulative effect of a change in accounting principle due to the anticipated regulatory treatment of asset retirement obligations.

WPS Power Development recognized an asset retirement obligation of $2.0 million related to its Sunbury plant on its balance sheet and related negative after-tax cumulative effect of change in accounting principle of $0.3 million.

Revenues

Utility revenues increased due to increased retail and wholesale electric rates, sales volume growth, and higher natural gas prices during the six months ended June 30, 2003, compared with the same period in 2002. WPS Energy Services' revenues also increased as a result of the change in accounting previously discussed, higher natural gas prices, sales volume growth to existing customers, and acquisitions of a retail natural gas business in Canada and a retail electric business in Michigan.

Overview of Utility Operations

Utility operations include the electric utility segment consisting of the electric operations at Wisconsin Public Service and Upper Peninsula Power and the gas utility segment comprising the gas operations at Wisconsin Public Service. Income available for common shareholders attributable to electric utility operations was $17.8 million in the six months of 2003 compared with $22.4 million in the six months of 2002. Income available for common shareholders attributable to gas utility operations was $10.7 million in the six months of 2003 compared with $11.7 million in the same period of 2002.

Electric Utility Segment Operations

Our electric utility segment margin increased $13.0 million, or 5%. The electric utility margin increased primarily due to retail and wholesale electric rate increases in both Wisconsin and Michigan.

WPS Resources'	Six Months Ended June 30
Electric Utility Segment Results (Millions, except volumes)	2003	2002

Revenues	$396.4	$356.0
Fuel and purchased power costs	137.2	109.8
Margins	$259.2	$246.2

Sales in megawatt-hours	6,963,583	6,884,544

Our electric utility segment revenues increased $40.4 million, or 11%, in the first six months of 2003 as the result of increased retail and wholesale electric rates and a slight increase in sales volumes. Although consolidated sales volumes increased only 1%, sales to higher margin customers were up 3% in 2003.

Our fuel expense for generation plants increased $14.4 million, or 26%, in the first six months of 2003. Of this amount, $11.6 million was the result of increased fuel costs for combustion turbine generation plants that rely primarily on natural gas, the cost of which was 52% higher on a per unit basis during the first six months of 2003 than in the first six months of 2002. Generation requirements for the combustion turbine plants increased due to scheduled outages for the refueling at the Kewaunee Nuclear Power Plant and maintenance at certain Wisconsin Public Service coal-fired generation plants coupled with the inability to import more purchased power due to regional transmission constraints. The unit cost of purchased power was lower than the unit cost of combustion turbine generation.

Despite reducing the volume of power purchased on the open market by 5%, our purchased power expense increased $13.0 million, or 24%, as a result of a 57% increase in the unit cost of purchased power in the first six months of 2003 over the same period in 2002.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail electric customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. The Michigan Public Service Commission allows Wisconsin Public Service and Upper Peninsula Power to pass excess fuel and purchased power costs on to retail electric customers through a power supply cost recovery program following approval of an annual request for recovery. In addition, Wisconsin Public Service is authorized by the Federal Energy Regulatory Commission to adjust wholesale electric customer rates for fuel and purchased power costs that exceed forecast through a monthly adjustment clause.

Gas Utility Segment Operations

Our gas utility segment margin increased $2.9 million, or 5%, as a result of an 8% increase in overall natural gas throughput volumes. Gas throughput volumes were affected positively by weather that was 12% colder in the first six months of 2003 than in the same period in 2002.

WPS Resources'	Six Months Ended June 30,
Gas Utility Segment Results (Millions, except volumes)	2003	2002

Revenues	$245.7	$165.6
Purchase costs	181.1	103.9
Margins	$ 64.6	$ 61.7

Throughput in therms	498,860	461,695

Our gas utility segment revenues increased $80.1 million, or 48%, in the first six months of 2003 and gas purchase costs increased $77.2 million, or 74%, largely as the result of colder weather and a 52% increase in the average unit cost of natural gas. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause. Therefore, the higher natural gas prices experienced in the first six months of 2003 were passed on to customers. The higher natural gas prices are reflected in both revenues and gas purchases, thus having little impact on margin.

Utility Other Expenses

Utility operation and maintenance expenses increased $23.7 million in the six months of 2003 due to higher pension and postretirement and active medical benefit costs, expenses incurred for plant maintenance related to the Kewaunee refueling outage, and higher operating costs at the Kewaunee plant. Kewaunee did not experience an outage in 2002. Benefit expenses exceeded historical expense levels as a result of changes in actuarial assumptions, unfavorable market returns on plan assets and increased claims experience. We anticipate this trend to continue throughout the year and are seeking ways to manage expense levels.

Utility Miscellaneous Income

Miscellaneous income increased $0.8 million in the first six months of 2003 primarily due to higher earnings on Wisconsin Public Services' nuclear decommissioning trust assets. Due to regulatory practice, an increase in earnings on the trust assets is largely offset by increased depreciation and decommissioning expense.

Overview of Nonregulated Operations

Nonregulated operations consist of the natural gas, electric, and other sales at WPS Energy Services, a diversified energy supply and services company, and the operations of WPS Power Development, an electric generation asset development company. WPS Energy Services and WPS Power Development are both reportable segments.

WPS Energy Services' net income increased to $15.4 million in the six months of 2003 compared with $6.2 million in the same period of 2002. WPS Power Development experienced a net loss of $6.0 million in the six months of 2003 compared with net income of $11.6 million in the six months of 2002.

Overview of WPS Energy Services' Segment Operations

Revenues at WPS Energy Services were $1,570.3 million in the six months ended June 30, 2003 compared with $165.4 million in the six months ended June 30, 2002. Revenues increased at WPS Energy Services largely as the result of the adoption of Issue 02-03 (See previous section on Adoption of Accounting Standards for further discussion). As a result of adopting Issue 02-03, WPS Energy Services reclassified $521.0 million of cost of sales to revenues to report the first half of 2002 trading activities that meet the definition of a derivative on a net basis in accordance with Issue 02-03. There was no impact on reported 2002 margins or net income from this reclassification. Additional factors increasing revenues included the higher cost for natural gas in the first half of 2003 compared with the cost for the same period in 2002, and increased sales volumes driven by the addition of both the retail natural gas business in Canada and retail electric business in Michigan.

WPS Energy Services'	Six Months Ended June 30,
Gas Results (Millions, except volumes)	2003	2002

Nonregulated natural gas revenues	$1,425.5	$106.3
Nonregulated natural gas cost of sales	1,404.1	89.1
Margins	$ 21.4	$ 17.2

Wholesale sales volumes in billion cubic feet*	137.4	112.4
Retail sales volumes in billion cubic feet*	146.7	63.4
* Represents gross volumes physically delivered

Natural gas revenues increased in the first six months of 2003 compared with 2002 as the result of the reclassification of $461.8 million of 2002 trading revenue from the gross to the net basis, higher natural gas prices, and the acquisition of the Canadian retail gas business. Nonregulated gas margins increased by $4.2 million in 2003 as compared to 2002 due to strong wholesale margins, the settlement of pending liabilities with several counter-parties, and the acquisition of a Canadian retail natural gas business partly offset by the impact of the rescission of Issue 98-10. As a result of the rescission of Issue 98-10, the changes in the fair value of non-derivative transactions are no longer recorded in income.

WPS Energy Services'	Six Months Ended June 30,
Electric Results (Millions, except volumes)	2003	2002

Nonregulated electric revenues	$143.4	$57.6
Nonregulated electric cost of sales	124.7	53.4
Margins	$ 18.7	$ 4.2

Wholesale sales in megawatt-hours*	800,600	1,976,500
Retail sales in megawatt-hours*	3,241,100	1,399,200
* Represents gross volumes physically delivered

Nonregulated electric revenues at WPS Energy Services increased $85.8 million and electric margin increased $14.5 million during the first half of 2003. The increase in electric revenue was due to the reclassification of $59.2 million of 2002 trading revenue from the gross to the net basis and additional retail electric customers in the first half of 2003. Additional retail electric business, as well as more favorable market price conditions in Maine and improved management of power supplies in various markets contributed favorably to WPS Energy Services' margins in the first half of 2003.

WPS Energy Services' Other Expenses

Operating expenses at WPS Energy Services increased $8.1 million in the first half of 2003 compared with the first half of 2002 primarily due to costs associated with business expansion and higher accruals for variable compensation as a result of higher gross margins and net profits.

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

WPS Energy Services marks to market energy contracts, which are defined as derivatives under Statement of Financial Accounting Standards No. 133. At June 30, 2003, WPS Energy Services had "Assets from Risk Management Activities" of $567.1 million, which represents financial assets based on the fair value of derivative contracts, and had "Liabilities from Risk Management Activities" of $543.1 million, which represents financial liabilities based on the fair value of derivative contracts. At June 30, 2002, WPS Energy Services had $382.3 million of Assets from risk management activities and $372.5 million of Liabilities from risk management activities. Net changes in the fair market value of non-hedge derivatives and derivatives designated as fair value hedges are reported in nonregulated energy cost of sales. Net changes in the fair market value of derivatives designated as cash flow hedges are reported in other comprehensive income.

Overview of WPS Power Development's Segment Operations

Revenues at WPS Power Development increased $25.1 million, or 41%. The primary factors impacting this increase were revenues from the generating assets acquired in New York in June 2002, higher revenue from the Combined Locks Energy Center which became fully operational in the second quarter of 2002, increased revenue at Westwood, and increased revenue from steam sales. The increase in revenue from steam sales was due to an increase in natural gas prices, as steam sales are indexed to this commodity. These increases were partially offset by lower revenues at Sunbury due to lower availability.

WPS Power Development had a net loss of $6.0 million for the first six months of 2003 compared with net income of $11.6 million for the same period in 2002. This decrease resulted from the recognition of a lower gain on the sale of a portion of its interest in a synthetic fuel facility that took place in November 2001, lower margins and increased operating costs.

WPS Power Development experienced a decrease of $6.8 million for the first six months of 2003 in its margin as compared to the same period in 2002.

WPS Power Development's	Six Months Ended June 30,
Production Results (Millions, except volumes)	2003	2002

Nonregulated other revenues	$86.4	$61.3
Nonregulated other cost of sales	71.0	39.1
Margins	$15.4	$22.2

Margins decreased at the Sunbury generation plant largely due to decreased availability as a result of issues related to fuel quality and associated mechanical difficulties related to fuel delivery systems early in the year, operational issues related to newly-installed environmental control equipment in various boilers, and a turbine outage in the second quarter of 2003. An engineering design and maintenance plan has been developed to address the operational issues. Increased margins from the generating assets acquired in New York, which came on line in the latter part of the second quarter of 2002, partially offset the decreased margin at Sunbury.

WPS Power Development's Other Expenses

Operating expenses at WPS Power Development increased $1.2 million for the first six months of 2003 as compared to the same period in 2002. This increase is primarily due to costs related to the generating assets acquired in New York in June 2002. Offsetting this increase was a reduction in operating expenses at Sunbury primarily due to the 10% reduction in workforce at the facility that took effect in January 2003 and other cost saving measures.

WPS Power Development depreciation expense increased $1.8 million in the first half of 2003 when compared with the same period in 2002. This increase was primarily due to generating assets acquired in New York in June 2002, the combined cycle phase of the Combined Locks Energy Center coming on line in the second quarter of 2002, and the nitrous oxide emissions reduction project at Sunbury which was completed in 2002.

WPS Power Development's Miscellaneous Income

Miscellaneous income at WPS Power Development decreased $16.6 million due to recognition of lower gains on the sales of its synthetic fuel interest in 2003 compared to 2002. During the six months ended June 30, 2002, an $18.0 million (approximately $10.8 million after-tax) gain was recognized on the partial sell down of its interest in a synthetic fuel facility that took place in November 2001. During the six months ended June 30, 2003, a $3.7 million (approximately $2.2 million after-tax) gain was recognized on the December 2002 sale of a portion of WPS Power Development's ownership in its synthetic fuel interest. In addition, increased production of synthetic fuel resulted in increased equity losses in 2003.

The impact on net income from equity losses related to WPS Power Development's synthetic fuel interest is offset by income tax credits generated by increased production levels during the six months ended June 30, 2003. As a result of the sale of 30% of its interest in this venture in December 2002, a significant portion of the increase in production costs ($2.2 million) are allocated to the purchaser of this interest.

WPS Power Development's Tax Credits

WPS Power Development's 2003 year to date share of synthetic fuel sales resulted in the recognition of $10.6 million of Section 29 federal tax credits as a reduction of federal income tax expense. For the same period in 2002, WPS Power Development's year to date share of synthetic fuel sales resulted in the recording of $12.8 million of Section 29 federal tax credits as a reduction of federal income tax expense. Fewer tax credits were recognized in the six months ended June 30, 2003, because of a lower taxable income estimate and our fourth quarter 2002 sale of a portion or our interest. (See further discussion of tax credits under IRS Announcement Regarding Synthetic Fuels in the Liquidity and Capital Resources section.)

Overview of Holding Company and Other Segment Operations

Holding Company and Other operations include the operations of WPS Resources and WPS Resources Capital as holding companies and the nonutility activities at Wisconsin Public Service and Upper Peninsula Power. Holding Company and Other operations experienced a loss of $2.6 million in the first six months of 2003 compared to a loss of $2.1 million in the first six months of 2002. Losses have been experienced primarily due to interest expense from financing required to provide funds for subsidiary operations.

LIQUIDITY AND CAPITAL RESOURCES - WPS RESOURCES

Financing

WPS Resources normally uses internally generated funds and commercial paper borrowing to satisfy most of its capital requirements. We may periodically issue long-term debt and common stock to reduce short-term debt, maintain desired capitalization ratios, and fund future growth. We may seek nonrecourse financing for funding nonregulated acquisitions. WPS Resources' commercial paper borrowing program provides for working capital requirements of the nonregulated businesses and Upper Peninsula Power. Wisconsin Public Service has its own commercial paper borrowing program. The specific forms of long-term financing, amounts, and timing depend on the availability of projects, market conditions, and other factors.

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

In 2003, we issued new shares of common stock under our Stock Investment Plan and under certain stock-based employee benefit plans. Equity increased $17.5 million in the first six months of 2003 as a result of these plans. WPS Resources also repurchased $0.8 million of existing common stock for stock-based compensation plans in the first six months of 2003.

WPS Resources expects to issue $125 to $175 million of equity in the second half of 2003. The actual size of the equity offering is dependent on business requirements, market conditions, and WPS Resources' desired equity to debt ratio.

Wisconsin Public Service used short-term debt to retire $50.0 million of 6.8% first mortgage bonds on February 1, 2003. Wisconsin Public Service expects to issue long-term debt of up to $172 million in the second half of 2003 to reduce short-term debt, meet working capital requirements, and refinance existing debt. The size and timing of the debt is dependent on business needs, refinancing opportunities, and approval from the Public Service Commission of Wisconsin. Wisconsin Public Service retired $9.1 million of 6.125% tax-exempt bonds on May 1, 2003.

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

On April 30, 2003, Wisconsin Public Service received a draft order from the Federal Energy Regulatory Commission approving a 21%, or $4.1 million, increase in wholesale electric rates. The new wholesale rates were effective on May 11, 2003, and are subject to refund if the final rate increase is less. The draft order also granted the use of formula rates, which allow for the adjustment of wholesale electric rates to reflect actual costs without having to file additional rate requests. A final settlement is anticipated in the latter part of 2003.

On July 23, 2003, Wisconsin Public Service received a final order from the Michigan Public Service Commission authorizing a $0.3 million increase in retail electric base rates effective July 24, 2003 and the recovery of $1.0 million of increased transmission costs through the power supply cost recovery fuel adjustment clause. The order authorized an 11.4% return on equity. This is Wisconsin Public Service's first retail rate increase for its Michigan customers in 17 years.

Asset Sales, Acquisitions, and Construction

On April 18, 2003, the Public Service Commission of Wisconsin approved Wisconsin Public Service's request to transfer its interest in the Wausau to Duluth transmission line to the American Transmission Company. American Transmission Company is a for-profit transmission-only company created by the transfer of transmission assets previously owned by multiple electric utilities serving the upper Midwest in exchange for an ownership interest in American Transmission Company. Wisconsin Public Service sold approximately $20.1 million of assets at book value related to the Wausau to Duluth transmission line to American Transmission Company in June 2003. No gain or loss was recognized on the transaction. Also in June 2003, WPS Resources invested an additional $11.9 million in American Transmission Company increasing the consolidated WPS Resources investment in American Transmission Company to 18.2%.

On May 30, 2003, WPS Resources purchased a one-third interest in Guardian Pipeline, LLC from CMS Gas Transmission Company, for $26 million. Guardian Pipeline owns a natural gas pipeline, which began operating in 2002, that stretches about 140 miles from near Joliet, Illinois, into southern Wisconsin. It can transport up to 750 million cubit feet of natural gas daily.

As part of its regulated utility operations, Wisconsin Public Service expects to submit an application for a Certificate of Public Convenience and Necessity to the Public Service Commission of Wisconsin in the second half of 2003 for approval to build a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. Wisconsin Public Service anticipates receiving approval from the Public Service Commission of Wisconsin in 2004. The facility is estimated to cost approximately $750 million, assuming the Public Service Commission of Wisconsin allows a current return on construction costs. In its current rate order, the Public Service Commission of Wisconsin authorized deferral of costs related to development of the facility. Wisconsin Public Service also requested a declaratory ruling to allow recovery of all reasonable costs related to the project incurred or committed prior to the Public Service Commission of Wisconsin's final decision regarding construction authorization.

Sunbury Generation Plant

As a result of both market conditions and issues related to the physical performance of the plant, the Sunbury generation plant has not met our projected near-term financial performance levels. Market conditions continue to be depressed due to lower prices for capacity. Sunbury also incurred significant outage time in the first six months of 2003 to maintain and repair fuel handling and recently installed environmental control equipment that experienced accelerated wear from the use of low grade fuel in some of the units. Management has developed maintenance and operating plans to manage these performance issues. WPS Resources has provided $12.0 million of additional capital contributions to Sunbury in 2003 to compensate for the impact of decreased capacity revenues as well as adjustments to Sunbury's operating plan. WPS Resources has also authorized up to $5.0 million of additional debt to WPS Power Development, if needed. If present market conditions persist, additional capital may be needed in 2004 as well. In an effort to mitigate the impact of these market conditions, we have initiated several cost control measures at Sunbury, including a 10% reduction in the work force at the Sunbury plant effective January 2003.

WPS Energy Services Aggregation Program

WPS Energy Services is a Certified Retail Electric Supplier in the state of Ohio. WPS Energy Services has aggregation program delinquent receivables in Ohio of approximately $0.9 million, all of which was reserved in an allowance for uncollectible receivables. The accumulation of receivables is primarily a result of the Ohio payment priority rules and how they were being applied related to the allocation of customer payments between the electric distribution company and the electric supplier when customers pay a consolidated bill. The current payment allocation requires customer remittances to be applied first to past due and current charges of the electric distribution company. Any remaining money is then applied to the electric suppliers' past due and current charges. WPS Energy Services took steps to mitigate the accumulation of receivables by dropping past due customers from the aggregation program and filing a formal complaint with the Public Utility Commission of Ohio on July 30, 2002, seeking enforcement of the September 13, 2001 order requiring electric distribution companies to enter into a fair and reasonable contract with suppliers for the purchase of receivables. A settlement agreement to the complaint case was reached with all interested parties, and recommended to the Ohio commission for approval and adoption. The settlement agreement changes the customer payment allocation to satisfy electric suppliers' past due amounts first, which will improve WPS Energy Services collection of receivables and bring the level of delinquent receivables closer to industry averages. Waiver of the existing rules and approval of the settlement agreement by the Ohio commission is pending.

IRS Announcement Regarding Synthetic Fuels

Through an affiliate of WPS Power Development, WPS Resources owns a partial interest in a synthetic fuel production facility located in Kentucky and receives tax credits pursuant to Section 29 of the Internal Revenue Code ("Code") based on sales to unaffiliated third-party purchasers of synthetic fuel produced from coal. To qualify for the Section 29 tax credits, the synthetic fuel must meet three primary conditions: (i) there must be a significant chemical change in the coal feedstock, (ii) the product must be sold to an unaffiliated entity, and (iii) the production facility must have been placed in service before July 1, 1998. Section 29 tax credits are currently scheduled to expire at the end of 2007. Prior to 2001, the WPS Power Development affiliate owned a 67% interest in the synthetic fuel facility. Over the subsequent two years, the company reduced its ownership interest to 23% because it could not fully utilize the tax credits available from the project. The project has received two separate private letter rulings from the Internal Revenue Service ("IRS") pursuant to which, among other things, the IRS concluded that the synthetic fuel produced at the facility qualifies for Section 29 tax credits.

On June 27, 2003, the IRS announced, following an audit commenced with respect to another taxpayer not affiliated with WPS Resources, that it had reason to question the scientific validity of certain test procedures and results that have been presented by certain taxpayers as evidence that the required significant chemical change has occurred. The IRS also announced that it is currently reviewing information regarding these test procedures and practices. At the same time, the IRS announced that it was suspending the issuance of private letter rulings concerning significant chemical change that relied on the procedures and results being reviewed. In addition, the IRS indicated that it may revoke existing private letter rulings that have relied on the procedures and results under review if it determines that those test procedures and results do not demonstrate that a significant chemical change has occurred.

On August 1, 2003, the IRS notified WPS Resources that its synthetic fuel affiliate is under review for the 2001 tax period as a result of the IRS announcement. In addition, the IRS informed WPS Resources that it may reexamine the 2000 tax period depending upon the results of the review of 2001. Previously, the IRS had informed the WPS Resources affiliate that its 1999 and 2000 returns were examined and accepted as filed.

The specific nature of the test procedures and results under review by the IRS is unknown at this time. WPS Resources' management cannot predict the outcome of the IRS' review, when the review will be completed or the ultimate impact, if any, of the review on WPS Resources. WPS Resources believes that it is justified in relying on the private letter rulings for the facility, that the test results that it presented to the IRS in connection with its private letter rulings are scientifically valid and that the facility has been operated in compliance with the private letter rulings and Section 29 of the Code. WPS Resources has recorded approximately $74 million of Section 29 tax credits as reductions of income tax expense from project inception through June 30, 2003. As a result of Alternative Minimum Tax rules, about $44 million has been carried forward as a deferred tax asset as of June 30, 2003.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS - WPS RESOURCES

Contractual Obligations

The following table summarizes the contractual obligations of WPS Resources, including its subsidiaries.

		Payments Due By Period
Contractual Obligations As of June 30, 2003 (Millions)	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years

Long-term debt principal and interest payments	$1,336.1	$ 41.4	$ 113.0	$112.8	$1,068.9
Operating leases	7.9	1.5	3.9	1.2	1.3
Unconditional purchase obligations	2,760.1	1,171.7	1,144.1	179.8	264.5
Total contractual cash obligations	$4,104.1	$1,214.6	$1,261.0	$293.8	$1,334.7

Long-term debt principal and interest payments represent bonds, notes, and loans issued by WPS Resources and its subsidiaries. We record all principal obligations on the balance sheet.

Unconditional purchase obligations represent mainly commodity purchase contracts of WPS Resources and its subsidiaries. The energy supply contracts at WPS Energy Services generally have offsetting energy sale contracts. Wisconsin Public Service expects to recover the costs of its contracts in future customer rates. The increase in unconditional purchase obligations at June 30, 2003, is primarily related to the growth in WPS Energy Services' natural gas business since December 31, 2002.

Guaranties

As part of normal business, WPS Resources and its subsidiaries enter into various guaranties providing financial or performance assurance to third parties on behalf of certain subsidiaries. These guaranties are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiary's intended commercial purposes.

The guaranties issued by WPS Resources include intercompany guaranties between parents and their subsidiaries, which are eliminated in consolidation, and guaranties of the subsidiaries' performance. These guaranties are excluded from the recognition, measurement, and disclosure requirements of Financial Accounting Standards Board Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others."

At June 30, 2003 and December 31, 2002, outstanding guaranties totaled $961.6 million and $655.8 million, respectively, as follows:
WPS Resources' Outstanding Guaranties (Millions)	June 30, 2003	December 31, 2002
Guaranties of subsidiary debt	$ 39.4	$ 38.8
Guaranties supporting commodity transactions of subsidiaries	830.7	584.3
Standby letters of credit	77.0	22.7
Surety bonds	5.8	6.4
Other guaranties	8.7	3.6
Total guaranties	$961.6	$655.8

WPS Resources' Outstanding Guaranties (Millions)

Commitments Expiring	Total Amounts Committed At June 30, 2003	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Guaranties of subsidiary debt	$ 39.4	$ 12.2	$ -	$ -	$27.2
Guaranties supporting commodity transactions of subsidiaries	830.7	548.9	260.5	10.8	10.5
Standby letters of credit	77.0	70.5	6.5	-	-
Surety bonds	5.8	0.2	0.5	-	5.1
Other guaranties	8.7	6.0	-	2.7	-
Total guaranties	$961.6	$637.8	$267.5	$13.5	$42.8

At June 30, 2003, WPS Resources had outstanding $39.4 million in corporate guaranties supporting indebtedness. Of that total, $39.2 million supports outstanding debt at two of WPS Power Development's subsidiaries. The underlying debt related to these guaranties is reflected in the consolidated balance sheet.

WPS Resources' Board of Directors has authorized management to issue corporate guaranties in the aggregate amount of up to $900 million to support the business operations of WPS Energy Services. WPS Resources primarily issues the guaranties to counterparties in the wholesale electric and natural gas marketplace to meet the counterparties' requirements and permit WPS Energy Services to operate within these markets. The amount of guaranties issued by WPS Resources to support the business operations at WPS Energy Services at June 30, 2003, was $750 million. The amount actually supported is dependent on the amount of outstanding business WPS Energy Services actually has with the counterparties holding the guaranties at any point in time. WPS Resources reflects WPS Energy Services' obligations supported by these parental guaranties on its consolidated balance sheet either as accounts payable or liabilities from risk management activities.

WPS Resources' Board of Directors has authorized corporate guaranties as needed to support certain specific business operations of WPS Power Development. At June 30, 2003, WPS Resources had outstanding $30.2 million in corporate guaranties to support the business operations of WPS Power Development, which are reflected in the above table. WPS Resources issues the guaranties for indemnification obligations related to business purchase agreements and counterparties in the wholesale electric marketplace to meet their credit requirements and permit WPS Power Development to operate within these markets. The amount supported is dependent on the amount of the outstanding obligation that WPS Power Development has with the parties holding the guaranties at any point in time. WPS Resources reflects WPS Power Development's obligations supported by these parental guaranties on its consolidated balance sheet as either accounts payable or other liabilities.

The remaining $50.5 million of corporate guaranties consist of a $48.4 million guaranty reflected on Wisconsin Public Service's balance sheet supporting the termination agreement of a power purchase agreement. The remaining $2.1 million of guaranties support energy supply at Upper Peninsula Power and are not reflected on WPS Resources' consolidated balance sheet.

At WPS Resources' request, financial institutions have issued $77.0 million in standby letters of credit for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will request payment from WPS Resources. Any amounts owed by our subsidiaries are reflected in the consolidated balance sheet.

At June 30, 2003, WPS Resources furnished $4.5 million of surety bonds to the Commonwealth of Pennsylvania for waste management and disposal largely related to WPS Power Development's operations in that state. The remaining $1.3 million of surety bonds were provided for various purposes including worker compensation coverage and obtaining various licenses, permits and rights-of-way. Liabilities incurred as a result of activities covered by surety bonds are included in the consolidated balance sheet.

Other guaranties of $8.7 million listed in the above table include guaranties of subsidiary indebtedness that are available to the subsidiary but not outstanding as of June 30, 2003. Also included in other guaranties is a guarantee by Wisconsin Public Service to indemnify a third-party for exposures related to the construction of utility assets. These amounts are not reflected on the consolidated balance sheet.

On May 30, 2003, WPS Resources purchased a one-third interest in Guardian Pipeline, LLC for approximately $26 million. Included in the purchase agreement, WPS Resources assumed a guarantee for its pro rata portion of the debt obligations of Guardian, with recourse to the guaranteed parties specifically limited to WPS Resources' ownership interest in Guardian. The guarantee is expected to expire by December 31, 2003. The value of this obligation is not significant and has not been included in the above table.

Management believes the likelihood we would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

While we have not completed our evaluation of potential variable interest entities, we do not believe any material variable interest entities will be identified and thus we would not anticipate identifying any additional off-balance sheet arrangements associated with any variable interest entities.

Capital Commitments

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
  nuclear fuel - $34 million
  corporate software systems and hardware - $30 million
  additional service center building - $19 million
  nuclear plant reactor vessel head - $12 million
  combustion turbine - $10 million
  environmental equipment - $9 million

Other capital requirements for the three-year period include a contribution of about $8 million to Kewaunee's nuclear decommissioning trust fund.

Wisconsin Public Service, along with co-applicants Minnesota Power and American Transmission Company, continues to pursue the development of the 220-mile, 345-kilovolt Wausau, Wisconsin to Duluth, Minnesota transmission line and expects the project to proceed despite opposition primarily from local landowners, the Citizens Utility Board, and environmental groups.

Under a recent agreement, American Transmission Company will assume primary responsibility for the overall management of the project and will own and operate the completed line. Wisconsin Public Service received approval from the Public Service Commission of Wisconsin and the Federal Energy Regulatory Commission to transfer ownership of the project to the American Transmission Company. Wisconsin Public Service will continue to be responsible for obtaining property rights necessary for the construction of the project. The transfer occurred in June 2003, at which time Wisconsin Public Service was reimbursed approximately $20.1 million for its construction expenditures to date. Also in June 2003, WPS Resources invested an additional $11.9 million in American Transmission Company increasing the consolidated WPS Resources investment in American Transmission Company to 18.2%.

WPS Resources has committed to fund 50% of total project costs incurred up to $198.0 million, and receive additional equity in American Transmission Company. WPS Resources may terminate funding if the project extends beyond January 1, 2010. American Transmission Company announced that the estimate of total project costs was revised to $396 million on November 11, 2002. The updated cost estimate reflects additional costs for the project resulting from time delays, added regulatory requirements, changes and additions to the project at the request of local governments and American Transmission Company's management, and overhead costs. The co-applicants, Wisconsin Public Service and American Transmission Company, filed petitions with the Public Service Commission of Wisconsin for approval of the revised cost estimate. We anticipate receiving approval to continue the project with the new cost estimates in 2003. Completion of the line is expected in 2008. WPS Resources has the right, but not the obligation, to provide additional funding up to the revised cost estimate. For the period 2003 through 2005, we expect to make capital contributions of up to $80 million for our portion of the Wausau to Duluth transmission line.

Upper Peninsula Power is expected to incur construction expenditures of about $39 million in the aggregate for the period 2003 through 2005, primarily for electric distribution improvements and repairs and safety measures at hydro facilities.

Capital expenditures identified at WPS Energy Services for 2003 through 2005 include about $2 million for software and systems upgrades.

Significant capital expenditures identified at WPS Power Development for 2003 through 2005 include $16.0 million at the Sunbury facility, including about $3 million for handling nitrogen oxide emissions at that facility. Other capital expenditures for WPS Power Development for 2003 through 2005 could be significant, depending on its success in pursuing development and acquisition opportunities. When appropriate, WPS Power Development may seek nonrecourse financing for a portion of the cost of these acquisitions.

TRADING ACTIVITIES - WPS RESOURCES

WPS Energy Services measures the fair value of contracts, including NYMEX exchange and over-the-counter contracts, natural gas options, natural gas and electric power physical fixed price contracts, basis contracts, and related financial instruments on a mark-to-market basis using risk management systems. The primary input for natural gas pricing is the settled forward price curve of the NYMEX exchange, which includes contracts and options. Basis pricing is derived from published indices and documented broker quotes. WPS Energy Services bases electric prices on published indices and documented broker quotes. Valuations are adjusted for the time value of money, as well as market, operational, and credit risk in arriving at fair value. The following table provides an assessment of the factors impacting the change in the net value of WPS Energy Services' assets and liabilities from risk management activities during the six months ended June 30, 2003.
WPS Energy Services, Inc. Mark-to-Market Roll Forward (Millions)	Natural Gas	Electric	Total

Fair value of contracts at January 1, 2003	$ (7.1)	$11.0	$ 3.9
(Less) - contracts realized or settled during the period	(18.5)	(0.6)	(19.1)
Plus - fair value of new contracts entered into during period	17.1	0.3	17.4
Other changes in fair value	15.9	(0.2)	15.7
Cumulative effect of rescission of EITF 98-10	9.8	(4.2)	5.6
Fair value of contracts at June 30, 2003	$17.2	$ 6.3	$23.5

The fair value of contracts at January 1, 2003 and June 30, 2003, reflect the values reported on the balance sheet for net mark-to-market current and long-term assets and liabilities as of those dates. Contracts realized or settled during the period include the value of contracts in existence at January 1, 2003 that were no longer included in the net mark-to-market assets as of June 30, 2003 and the amortization of those derivatives designated as normal purchases and sales under Statement No. 133. Mark-to-market gains and losses related to contracts that were entered into subsequent to January 1, 2003, that are still included in WPS Energy Services' portfolio at June 30, 2003, are included in the fair value of new contracts entered into during the period. There were, in many cases, offsetting positions entered into and settled during the period resulting in gains or losses being realized during the current period. The realized gains or losses from these offsetting positions are not reflected in the table above. The "Other changes in fair value" line in the table primarily represents the reversal of the change in fair value of the gas storage contracts as of January 1, 2003. With the rescission of EITF 98-10, natural gas storage contracts will be accounted for on an accrual basis and will no longer be adjusted to fair value. The "Cumulative effect of rescission of EITF 98-10" is the reversal of the December 31, 2002 risk management assets and liabilities that no longer qualify for mark-to-market accounting with the rescission of Issue 98-10 as required by Issue 02-03.
WPS Energy Services, Inc. Contract Aging at Fair Value
Source of Fair Value (Millions)	Maturity Less Than 1 Year	Maturity 1 To 3 Years	Maturity 3 To 5 Years	Maturity In Excess Of 5 Years	Total Fair Value
Prices actively quoted	$(2.7)	$0.5	$-	$-	$ (2.2)
Prices provided by external sources	17.9	1.8	-	-	19.7
Prices based on models and other valuation methods	2.0	4.0	-	-	6.0
Total fair value at June 30, 2003	$17.2	$6.3	$-	$-	$23.5

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

WPS Energy Services, as a result of WPS Power Development's acquisition of generating assets in New York, has acquired transmission congestion contracts, which are financial contracts, that hedge price risk between zones within the New York ISO. The contracts were marked to market using a combination of modeled forward prices and market quotes. The fair market value of the contracts at June 30, 2003 was $1.4 million and was considered in WPS Power Development's purchase price allocation related to the acquisition.

CRITICAL ACCOUNTING POLICIES - WPS RESOURCES

In accordance with the rules proposed by the Securities and Exchange Commission in May 2002, we reviewed our critical accounting policies for new critical accounting estimates and other significant changes. We found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2002 are still current and that there have been no significant changes to the information contained therein with the exception of the following updates.

Price Risk Activities

The fair values of commodity and trading contracts recorded for WPS Energy Services under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," are based on estimates. As a component of the fair value determination, WPS Energy Services maintains reserves to account for the estimated costs of servicing and holding certain of its contracts based upon administrative costs, credit/counter party risk, and servicing margin with both fixed and variable components. The effect of changing both the administrative costs and credit/counter party risk assumptions is as follows:

Change in Assumption	Effect to Operating Reserve at June 30, 2003
100% increase	$2.4 million
50% decrease	$(4.0) million

These changes to the operating reserve would be shown as a part of the Nonregulated cost of fuel, gas and purchased power and Liabilities from risk management activities.

Regulatory Accounting

Our electric and gas utility segments defer certain expenses and revenues that regulators have authorized for deferral as regulatory assets and liabilities in accordance with the criteria outlined in Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." If our utility segments no longer meet the criteria for applying Statement No. 71, assets and liabilities recognized solely due to the actions of rate regulation may no longer be recognized on the balance sheet and would be classified as an extraordinary item in income for the period in which discontinuation occurs. A write-off of all WPS Resources' June 30, 2003, regulatory assets and liabilities would result in a 3.0% decrease in Total assets, a 3.2% decrease in Total liabilities and shareholders' equity, and a 28.3% increase in year to date June 30, 2003 earnings on common stock (a 7.4% increase in earnings on common stock for the year ended December 31, 2002).

RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

Wisconsin Public Service is a regulated electric and gas utility holding company exempt from the Public Utility Holding Company Act of 1935. Electric operations accounted for approximately 71% of revenues for the first six months of 2003, while gas operations accounted for 29% of revenues for the first six months of 2002.

Second Quarter 2003 Compared with Second Quarter 2002

Wisconsin Public Service Overview

Wisconsin Public Service's second quarter 2003 and second quarter 2002 results of operations are shown in the following table:

Wisconsin Public Service's Results	Second Quarter
(Millions)	2003	2002	Change

Total operating revenues	$244.8	$221.4	11%
Earnings on common stock	4.3	9.6	(55)%

Operating revenues increased due to increased retail and wholesale electric rate increases coupled with higher natural gas prices in the second quarter of 2003. Wisconsin Public Service was granted authority to increase retail electric rates by 3.5% effective March 21, 2003 by the Public Service Commission of Wisconsin. In addition, the Federal Energy Regulatory Commission ordered an 18.2% interim increase in wholesale electric rates, subject to refund if the final rate increase is less, effective May 11, 2003.

Earnings on common stock from electric utility segment operations were $4.3 million in the second quarter of 2003 compared with $7.6 million in the second quarter of 2002. Gas utility segment operations experienced a loss of $1.9 million in the second quarter of 2003 compared with income of $0.4 million in the second quarter of 2002. Although the combined electric and gas utility margin increased, the growth was not sufficient to offset higher utility operating expenses resulting in the $5.3 million decrease in earnings on common stock.

Electric Utility Segment Operations

Wisconsin Public Service's electric utility segment margin increased $4.0 million, or 4%, due to higher retail and wholesale electric rates.

Wisconsin Public Service's	Second Quarter
Electric Utility Segment Results (Millions, except volumes)	2003	2002

Revenues	$172.6	$163.5
Fuel and purchased power costs	57.3	52.2
Margins	$115.3	$111.3

Sales in megawatt-hours	3,131,416	3,198,884

Electric utility revenues increased $9.1 million, or 6%, in the second quarter of 2003 as the result of retail and wholesale electric rate increases implemented in 2003 partially offset by a 2% decrease in sales volume to customers.

Fuel expense for generation plants increased $4.9 million, or 17%, in the second quarter of 2003. Of this amount, $2.7 million was the result of increased fuel costs at Wisconsin Public Service's combustion turbine generation plants combined with higher generation from these plants. Unit fuel costs at the combustion turbine generation plants increased 63% as the result of higher natural gas prices in the second quarter of 2003 than in the second quarter of 2002. Generation requirements for the combustion turbine plants increased 43% as the result of scheduled outages at the Kewaunee Nuclear Power Plant and a Wisconsin Public Service coal-fired generation plant and the inability to import more purchased power due to regional transmission constraints. The unit cost of purchased power was lower than the unit cost of combustion turbine generation.

Despite a 15% reduction in the volume of power purchased on the open market, purchased power expense increased $0.2 million, or 1%, due to a 19% increase in the unit cost of purchased power in the second quarter of 2003.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail electric customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. The Michigan Public Service Commission allows Wisconsin Public Service to pass excess fuel and purchased power costs on to retail electric customers through a power supply cost recovery program following approval of an annual request for recovery. In addition, Wisconsin Public Service is authorized by the Federal Energy Regulatory Commission to adjust wholesale electric customer rates for fuel and purchased power costs that exceed forecast through a monthly adjustment clause.

Gas Utility Segment Operations

Our gas utility segment margin decreased $0.3 million, or 1%, as a result of a decrease in overall natural gas throughput volumes of 3% together with a decrease in retail gas rates. Effective March 21, 2003, the Public Service Commission of Wisconsin ordered a $0.3 million decrease in retail gas rates.

Wisconsin Public Service's	Second Quarter
Gas Utility Segment Results (Millions, except volumes)	2003	2002

Revenues	$72.2	$57.9
Purchase costs	50.5	35.9
Margins	$21.7	$22.0

Throughput in therms	163,633	168,266

Wisconsin Public Service's gas revenues increased $14.3 million, or 25%, in the second quarter of 2003 and gas purchase costs increased $14.6 million, or 41%, largely as the result of a 48% increase in the average unit cost of natural gas. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause. Therefore, the higher natural gas prices experienced in the second quarter of 2003 were passed on to customers. The higher natural gas prices are reflected in both revenues and gas purchases, thus having little impact on margin.

Other Expenses

Operation and maintenance expenses increased $12.4 million in the second quarter of 2003 due to costs incurred for the planned refueling outage at Kewaunee Nuclear Power Plant, increased operating expenses at Kewaunee, and higher pension and postretirement and active medical costs. Kewaunee was taken off-line in the second quarter of 2003 in accordance with a planned 18-month cycle refueling program. An outage did not occur at Kewaunee during 2002. Benefit expenses exceeded historical expense levels as a result of changes in actuarial assumptions, unfavorable market returns on plan assets and increased claims experience. We anticipate this trend to continue throughout the year and are seeking ways to manage expense levels.

Miscellaneous Income

Miscellaneous income increased $5.6 million in the second quarter of 2003 as the result of higher earnings on Wisconsin Public Service's nuclear decommissioning trust assets together with increased earnings on equity method investments. Due to regulatory practice, an increase in earnings on the trust assets is largely offset by increased depreciation and decommissioning expense. Depreciation and decommissioning expense at Wisconsin Public Service increased $4.3 million in the second quarter of 2003.

Six Months 2003 Compared with Six Months 2002

Wisconsin Public Service Overview

Wisconsin Public Service's six months ended June 30, 2003 and 2002 results of operations are shown in the following table:

Wisconsin Public Service's Results	Six Months
(Millions)	2003	2002	Change

Total operating revenues	$596.5	$490.8	22%
Earnings on common stock	28.2	34.9	(19)%

Operating revenues increased due to increased retail and wholesale electric rates and increased gas sales volumes coupled with higher natural gas prices in the first six months of 2003.

Earnings on common stock from electric utility segment operations were $14.0 million in the first six months of 2003 compared with $20.4 million in the first six months of 2002. Earnings on common stock from gas utility segment operations were $10.7 million in the first six months of 2003 compared with $11.7 million in the first six months of 2002. The gas utility segment experienced an 8% decrease in earnings largely due to the decrease in retail gas rates and higher utility operating expenses in the first six months of 2003. Higher utility operating expenses also negatively impacted electric utility earnings together with the delayed Wisconsin retail electric rate relief at Wisconsin Public Service. The Public Service Commission of Wisconsin approved a 3.5% increase in Wisconsin retail electric rates effective March 21, 2003. We had anticipated a January 1, 2003 effective date.

Electric Utility Segment Operations

Wisconsin Public Service's electric utility segment margin increased $9.3 million, or 4%, for the six months ended June 30, 2003. The electric utility margin increased due to retail and wholesale electric rate increases.

Wisconsin Public Service's	Six Months Ended June 30
Electric Utility Segment Results (Millions, except volumes)	2003	2002

Revenues	$350.7	$325.2
Fuel and purchased power costs	115.7	99.5
Margins	$235.0	$225.7

Sales in megawatt-hours	6,496,014	6,417,567

Electric utility revenues increased $25.5 million, or 8%, in the first six months of 2003 as the result of an increase in retail and wholesale electric rates and a marginal increase in overall sales volumes. Although total sales volumes increased only 1%, volumes to higher-margin customers increased 3%.

Fuel expense for generation plants increased $11.0 million, or 19%, in the first six months of 2003. Of this amount, $8.7 million was the result of increased fuel costs at Wisconsin Public Service's combustion turbine generation plants combined with higher generation from these plants. Unit fuel costs at the combustion turbine generation plants increased 52% as the result of higher natural gas prices in the first six months of 2003 than in the first six months of 2002. Generation requirements for the combustion turbine plants increased 69% as the result of scheduled outages due to the Kewaunee refueling and maintenance at certain Wisconsin Public Service coal-fired generation plants together with the inability to import more purchased power due to regional transmission constraints. The unit cost of purchased power was lower than the unit cost of combustion turbine generation.

Despite reducing the volume of power purchased on the open market by 6%, purchased power expense increased $5.2 million, or 12%, as a result of a 20% increase in the per unit cost of purchased power in the first six months of 2003.

The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail electric customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service is required to file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs on an annualized basis. The Michigan Public Service Commission allows Wisconsin Public Service to pass excess fuel and purchased power costs on to retail electric customers through a power supply cost recovery program following approval of an annual request for recovery. In addition, Wisconsin Public Service is authorized by the Federal Energy Regulatory Commission to adjust wholesale electric customer rates for fuel and purchased power costs that exceed forecast through a monthly adjustment clause.

Gas Utility Segment Operations

Wisconsin Public Services' gas utility segment margin increased $2.9 million, or 5%, as a result of an 8% increase in overall natural gas throughput volumes. Gas throughput volumes were affected positively by weather that was 12% colder in the first six months of 2003 than in the same period in 2002.

Wisconsin Public Service's	Six Months Ended June 30
Gas Utility Segment Results (Millions, except volumes)	2003	2002

Revenues	$245.7	$165.6
Purchase costs	181.1	103.9
Margins	$ 64.6	$ 61.7

Throughput in therms	498,860	461,695

Wisconsin Public Service's gas revenues increased $80.1 million, or 48%, in the first six months of 2003 and gas purchase costs increased $77.2 million, or 74%, largely as the result of colder weather and a 52% increase in the average unit cost of natural gas. Under current regulatory practice, the Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the cost of gas on to customers through a purchased gas adjustment clause. Therefore, the higher natural gas prices experienced in the first six months of 2003 were passed on to customers. The higher natural gas prices are reflected in both revenues and gas purchases, thus having little impact on margin.

Other Expenses

Operation and maintenance expenses increased $22.8 million in the first six months of 2003 due to higher pension and postretirement and active medical benefit costs, expenses incurred for plant maintenance during the Kewaunee refueling outage, and higher operating costs at the Kewaunee plant. Kewaunee did not experience an outage during 2002. Benefit expenses exceeded historical expense levels as a result of changes in actuarial assumptions, unfavorable market returns on plan assets and increased claims experience. We anticipate this trend to continue throughout the year and are seeking ways to manage expense levels.

Miscellaneous Income

Miscellaneous income increased $3.3 million in the first six months of 2003 primarily due to higher equity earnings on investments. Other income also increased due to higher earnings on Wisconsin Public Services' nuclear decommissioning trust assets. Due to regulatory practice, an increase in earnings on the trust assets is largely offset by increased depreciation and decommissioning expense.

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

LIQUIDITY AND CAPITAL RESOURCES - WISCONSIN PUBLIC SERVICE

Financing

Wisconsin Public Service normally uses internally generated funds and commercial paper borrowing to satisfy most of its capital requirements. Wisconsin Public Service may periodically issue long-term debt, receive equity contributions from WPS Resources, or make payments for return of capital to WPS Resources to reduce short-term debt, fund future growth, and maintain capitalization ratios as authorized by the Public Service Commission of Wisconsin. Wisconsin Public Service is restricted by a Public Service Commission of Wisconsin order limiting the payment of normal common stock dividends to no more than 109% of the previous year's common stock dividend, without prior notice to the Wisconsin Commission. In addition, Wisconsin Public Service's restated articles of incorporation limit the amount of common stock dividends that Wisconsin Public Service can pay to certain percentages of its prior twelve-month net income, if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization.

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

Wisconsin Public Service used short-term debt to retire $50.0 million of 6.8% first mortgage bonds on February 1, 2003. Wisconsin Public Service expects to issue long-term debt up to $172 million in the second half of 2003 to reduce short-term debt, meet working capital requirements, and refinance existing debt. The size and timing of the debt is dependent on business needs, refinancing opportunities, and approval from the Public Service Commission of Wisconsin. Wisconsin Public Service retired $9.1 million of 6.125% tax-exempt bonds on May 1, 2003.

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

On April 30, 2003, Wisconsin Public Service received a draft order from the Federal Energy Regulatory Commission approving a 21%, or $4.1 million, increase in wholesale electric rates. The new wholesale rates were effective on May 11, 2003, and are subject to refund if the rate increase is less. The draft order also granted the use of formula rates, which will allow for the adjustment of wholesale electric rates to reflect actual costs without having to file additional rate requests.

On July 23, 2003, Wisconsin Public Service received a final order from the Michigan Public Service Commission authorizing a $0.3 million increase in retail electric base rates effective July 24, 2003 and the recovery of $1.0 million of increased transmission costs through the power supply recovery fuel adjustment clause. The order authorized an 11.4% return on equity. This is Wisconsin Public Service's first retail rate increase for its Michigan customers in 17 years.

Asset Sales, Acquisitions, and Construction

On April 18, 2003, the Public Service Commission of Wisconsin approved Wisconsin Public Service's request to transfer its interest in the Wausau to Duluth transmission line to the American Transmission Company. American Transmission Company is a for-profit transmission-only company created by the transfer of transmission assets previously owned by multiple electric utilities serving the upper Midwest in exchange for an ownership interest in American Transmission Company. Wisconsin Public Service sold $20.1 million of assets related to the Wausau to Duluth transmission line at book value to American Transmission Company in June 2003. No gain or loss was recorded on the transaction.

As part of its regulated utility operations, Wisconsin Public Service expects to submit an application for a Certificate of Public Convenience and Necessity to the Public Service Commission of Wisconsin in the second half of 2003 for approval to build a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. Wisconsin Public Service anticipates receiving approval from the Public Service Commission of Wisconsin in 2004. The facility is estimated to cost approximately $750 million, assuming the Public Service Commission of Wisconsin allows a current return on construction costs. In its current rate order, the Public Service Commission of Wisconsin authorized deferral of costs related to development of the facility. Wisconsin Public Service also requested a declaratory ruling to allow recovery of all reasonable costs related to the project incurred or committed prior to the Public Service Commission of Wisconsin's final decision regarding construction authorization.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS -
WISCONSIN PUBLIC SERVICE

Contractual Obligations

The following table summarizes the contractual obligations of Wisconsin Public Service and its subsidiary.

		Payments Due By Period
Contractual Obligations As of June 30, 2003 (Millions)	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years

Long-term debt principal and interest payments	$ 735.2	$ 12.3	$ 49.2	$ 49.2	$624.5
Operating leases	3.9	1.1	2.6	0.2	-
Unconditional purchase obligations	731.4	89.1	259.5	122.0	260.8
Total contractual cash obligations	$1,470.5	$102.5	$311.3	$171.4	$885.3

Long-term debt principal and interest payments represent bonds, notes, and loans issued by Wisconsin Public Service. We record all principal obligations on the balance sheet.

Unconditional purchase obligations represent commodity purchase contracts of Wisconsin Public Service. Wisconsin Public Service expects to recover the costs of its contracts in future customer rates.

Guaranties

At June 30, 2003 Wisconsin Public Service had an outstanding guarantee to indemnify a third-party for certain exposures related to a the construction of utility assets. In the event that the construction project is not completed, Wisconsin Public Service has agreed to reimburse the guaranteed party for any unrecovered costs. The guarantee is expected to expire by December 31, 2003 and at June 30, 2003 the guarantee carries a maximum exposure of $5.7 million.

Management believes the likelihood the Wisconsin Public Service would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

While we have not completed our evaluation of potential variable interest entities, we do not believe any material variable interest entities will be identified and thus we would not anticipate identifying any off-balance sheet arrangements associated with any variable interest entities.

Capital Commitments

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
  nuclear fuel - $34 million
  corporate software systems and hardware - $30 million
  additional service center building - $19 million
  nuclear plant reactor vessel head - $12 million
  combustion turbine - $10 million
  environmental equipment - $9 million

Other capital requirements for the three-year period include a contribution of about $8 million to the Kewaunee plant's nuclear decommissioning trust fund.

CRITICAL ACCOUNTING POLICIES

In accordance with the rules proposed by the Securities and Exchange Commission in May 2002, we reviewed our critical accounting policies for new critical accounting estimates and other significant changes. We found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2002 are still current and that there have been no significant changes to the information contained therein with the exception of the following update.

Regulatory Accounting

Our electric and gas utility segments defer certain expenses and revenues that regulators have authorized for deferral as regulatory assets and liabilities in accordance with the criteria outlined in Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." If our utility segments no longer meet the criteria for applying Statement No. 71, assets and liabilities recognized solely due to the actions of rate regulation may no longer be recognized on the balance sheet and would be classified as an extraordinary item in income for the period in which discontinuation occurs. A write-off of all Wisconsin Public Service's June 30, 2003, regulatory assets and liabilities would result in a 4.9% decrease in Total assets, a 5.1% decrease in Total liabilities and shareholders' equity, and a 13.6% increase in year to date June 30, 2003 income before taxes (a 4.9% increase in income before taxes for the year ended December 31, 2002).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risks

WPS Resources has potential market risk exposure related to interest rate risk, equity return and principal preservation risk, and commodity price risk. Our exposure to interest rate risk relates primarily to long-term debt and short-term commercial paper borrowing. Exposure to equity return and principal preservation risk results from various debt and equity security investments in our employee benefit and nuclear decommissioning trust funds. Exposure to commodity price risk exists with respect to the price of coal, uranium, electricity, natural gas, and fuel oil. WPS Resources has risk management policies in place to monitor and assist in controlling these market risks and uses derivative instruments to manage some of these exposures. WPS Resources is also exposed to foreign currency risk as a result of foreign operations owned and operated in Canada and transactions denominated in Canadian dollars for the purchase and sale of natural gas by one of our nonregulated subsidiaries. WPS Resources has approved processes in place to protect against this risk. The foreign currency exchange risk to WPS Resources is not significant at June 30, 2003.

Due to the issuance of short-term commercial paper in the second quarter of 2003, WPS Resources and Wisconsin Public Service have an increased exposure to interest rate risk. Based on the variable rate debt of WPS Resources and Wisconsin Public Service outstanding at June 30, 2003, a hypothetical increase in market interest rates of 100 basis points would increase annual interest expense by approximately $1.4 million and $0.8 million, respectively. Comparatively, based on variable rate debt outstanding at December 31, 2002, an increase in interest rates of 100 basis points would have increased interest expense in 2002 by approximately $0.6 million and $0.3 million. These hypothetical changes are based on certain simplifying assumptions, including a constant level of variable rate debt during the period and an immediate increase in the levels of interest rates with no other subsequent changes for the remainder of the period. In the event of a significant change in interest rates, management would take action to mitigate the company's exposure to the change.

Other than the above-mentioned changes, WPS Resources' market risks have not changed materially from the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

WPS Resources' and Wisconsin Public Service's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of WPS Resources' and Wisconsin Public Service's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that, WPS Resources' and Wisconsin Public Service's disclosure controls and procedures were effective in timely alerting them to material information relating to WPS Resources and Wisconsin Public Service (including their consolidated subsidiaries) required to be included in their periodic Securities and Exchange Commission filings.

Changes in Internal Controls

There were no changes in WPS Resources' and Wisconsin Public Service's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to affect, the internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Stray Voltage Claims

From time to time Wisconsin Public Service has been sued by dairy farmers who allege that they have suffered loss of milk production and other damages supposedly due to "stray voltage" from the operation of its electrical system. Past cases have been resolved without any material adverse effect on Wisconsin Public Service's financial statements. Currently, Wisconsin Public Service has seven such cases pending in state court in Wisconsin. Six of those cases have yet to be tried. The seventh, which was brought by Russell Allen, was tried to a jury verdict on June 12, 2003, and is currently in the post-verdict motion stage. Mr. Allen claimed approximately $14 million in economic losses, plus damages for nuisance, and he sought to have the damages trebled under a Wisconsin statute regulating utility conduct. The judge dismissed the treble damages claim at the close of the plaintiff's case. The jury awarded $750,000 in economic damages and $1 million for nuisance damages. Wisconsin Public Service has filed motions for post-verdict relief; if these motions are denied and the trial court enters judgment in Mr. Allen's favor, Wisconsin Public Service intends to appeal the judgment. Wisconsin Public Service has insurance coverage for this verdict, so even if it is not over-turned on post-verdict motions or on appeal, the verdict will not have a materially adverse effect on its financial statements.

The Public Service Commission of Wisconsin has established certain requirements for all utilities subject to its jurisdiction with respect to stray voltage. The Public Service Commission's orders have defined what constitutes "stray voltage," established a level of concern at which some utility corrective action is required, and set forth test protocols to be employed in evaluating whether a stray voltage problem exists. Based upon the information available to it to date, Wisconsin Public Service believes that it was in compliance with the Public Service Commission's orders, and that none of the remaining six plaintiffs had a stray voltage problem caused by Wisconsin Public Service as defined by the Public Service Commission. Nevertheless, it is still possible for Wisconsin Public Service to be found liable for damages. On June 25, 2003, the Supreme Court of Wisconsin decided Hoffmann v. Wisconsin Electric Power Company. In that case Wisconsin Electric argued that a utility couldn't be found liable for stray voltage without evidence that the utility violated the Public Service Commission's standards. The court rejected that argument, and held that a utility could be liable to a customer for damage from stray voltage even if the utility did not violate the Public Service Commission's stray voltage orders. Although compliance with the Public Service Commission standards is still evidence supporting no liability, the risk remains that a court may find a utility liable on the basis of other evidence.

Four of the six remaining cases pending against Wisconsin Public Service have been assigned individual trial dates, and those trials are scheduled between November 2003 and April 2004. The other two cases do not yet have trial dates established. Discovery is in different stages for the different cases. In those cases reviewed to date by expert witnesses retained by Wisconsin Public Service, the experts do not believe that there is a scientific basis for concluding that electricity has harmed or damaged the plaintiffs or their cows. Accordingly, Wisconsin Public Service is vigorously defending and contesting these actions.

Wisconsin Public Service has insurance coverage for these claims, but the policies have self-insured retentions that apply to each claim. Based upon the information known at this time and the availability of insurance, Wisconsin Public Service believes that the total cost to it of resolving the remaining six actions will not be material.

Four of the remaining six cases include a claim for punitive damages, and the other two assert a claim for treble damages under the Wisconsin statute, sec. 196.64, that governs utility conduct. In light of the information it now has, Wisconsin Public Service does not believe there is any basis for the award of either punitive or treble damages in these cases. However, if a jury nonetheless awarded such damages, and if the total of defense costs and the verdict exceeded the self-insured retention, Wisconsin Public Service believes its insurance policies would cover such a verdict.

Regulatory Matters

Rate Request

On April 1, 2003, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin for authorization to increase electric and natural gas rates for calendar year 2004. In its application, Wisconsin Public Service sought to increase its electric rates by 14.1% (or $88.9 million in additional revenues) and its natural gas rates by 4.1% (or $15.4 million). The Public Service Commission of Wisconsin will consider Wisconsin Public Service's rate requests in a formal contested case proceeding, with public hearings scheduled to begin on October 6, 2003. More information will be available on Wisconsin Public Service's rate requests after the Public Service Commission of Wisconsin staff and interested parties file their direct testimony in September 2003. Whether and to what extent the Public Service Commission of Wisconsin will grant Wisconsin Public Service the authority to increase its rates will depend on the Public Service Commission of Wisconsin's decisions on Wisconsin Public Service's electric and natural gas revenue requirements, including its reasonable rate of return on equity. Wisconsin Public Service has requested and expects the Public Service Commission of Wisconsin to issue an order on the Wisconsin Public Service's 2004 rates by January 1, 2004. If significant delays in Public Service Commission of Wisconsin approval and/or the effective date of any rate increase occur Wisconsin Public Service will seek to obtain interim rate relief.

Generation Facility

Wisconsin Public Service has announced its intention to seek Public Service Commission of Wisconsin authorization to construct a 500-megawatt coal-fired electric generating facility at its existing Weston power plant site near Wausau, Wisconsin. The facility, to be known as "Weston 4," will cost approximately $750 million (in year-of-occurrence dollars) and is scheduled for commercial operation in 2008. Wisconsin Public Service plans on submitting applications for required permits in the second half of 2003. On May 1, 2003, Wisconsin Public Service filed a request with the Public Service Commission of Wisconsin for a declaratory ruling on the prudency of Wisconsin Public Service's expenditure of up to $71.2 million on Weston 4 prior to the anticipated licensing of the project in late 2004, and other related relief. The requested ruling would provide Wisconsin Public Service with assurance of recovery of its reasonable cost incurred or committed prior to the Public Service Commission of Wisconsin's final decision regarding construction authorization in the event Weston 4 is not constructed. Wisconsin Public Service states, in its request, that it requires such assurance in order to proceed with the planning and development of Weston 4 for a mid-2008 commercial operation date. A Public Service Commission of Wisconsin decision on the request is anticipated in August 2003, although the decision could be delayed if the Public Service Commission of Wisconsin decides to hold a hearing on the request.

Flood Damage

On May 14, 2003, an earthen dike at the Silver Lake reservoir owned by Upper Peninsula Power Company, a wholly owned subsidiary of WPS Resources, failed. This failure resulted in subsequent flooding downstream on the Dead River, which is located in Michigan's Upper Peninsula near Marquette, Michigan. Upper Peninsula Power is currently assessing the cause of the failure at the Silver Lake reservoir. No hydroelectric facilities were located at Silver Lake and Upper Peninsula Power's Hoist and McClure hydroelectric generating facilities, located downstream on the Dead River, continue to generate electricity. Upper Peninsula has not yet determined if it will replace the dike at Silver Lake.

A dam owned by Marquette Board of Light and Power, which is located downstream from the Silver Lake reservoir near the mouth of the Dead River, also failed during this event. In addition, high water conditions resulted in damage at the Presque Isle Power Plant owned by Wisconsin Electric Power Company, which was forced into a shutdown on May 15, 2003. The Presque Isle plant was partially returned to service on June 9, 2003. The shutdown of the Presque Isle Power Plant, the major generation source in the Upper Peninsula, led to Upper Peninsula Power incurring increased generation costs of approximately $2.9 million, through June 30, 2003. Upper Peninsula Power has also incurred $1.0 million of repair costs through June 30, 2003 as a result of the incident.

The extent of damage to Upper Peninsula Power Company's facilities and other property in the area is not yet known. A preliminary damage estimate prepared for Marquette County estimated that the flood's impact was $102 million. WPS Resources maintains a comprehensive insurance program that includes Upper Peninsula Power and which provides both property insurance for its facilities and liability insurance for legal liability to third parties. WPS Resources is insured in amounts that it believes are sufficient to cover its responsibilities in connection with this event. Deductibles and self-insured retentions on these policies are not material to WPS Resources.

In order to seek recovery of costs not covered by insurance, including power supply costs, Upper Peninsula Power filed deferral requests with the Michigan Public Service Commission and the Federal Energy Regulatory Commission to allow it to defer these costs and seek rate recovery in the future. No decision has yet been received on these filings. Although there may be some reduction in sales revenues as a result of the requests for voluntary energy conservation as a result of the temporary loss of the Presque Isle plant, it is not anticipated that these reductions will have a material impact on WPS Resources.

Item 4. Submission of Matters to a Vote of Security Holders

At the 2003 WPS Resources Annual Meeting of Shareholders on May 15, 2003, Kathryn M. Hasselblad-Pascale, William F. Protz, Jr., and Larry L. Weyers were elected to three-year terms on the Board of Directors. The vote was:
	Class C Directors - Term Expiring in 2006
	Kathryn M. Hassselblad-Pascale	William F. Protz, Jr.	Larry L. Weyers

Votes For	27,403,165	27,440,925	27,379,630
Votes Withheld	477,690	439,930	501,225
Not Voted	4,297,775	4,297,775	4,297,775
Total Shares Outstanding	32,178,630	32,178,630	32,178,630

Election of Directors requires a plurality of the votes cast at a meeting of common stockholders at which a quorum is present. On May 15, 2003, Michael S. Ariens retired after serving as a director since 1974. The Board of Directors revised WPS Resources' By-laws effective May 15, 2003 to reduce the number of Class C directors to three and increased the number of Class A directors to three.

The continuing Board members are:

Class A Directors Term Expires in 2004	Class B Directors Term Expires in 2005

Richard A. Bemis Robert C. Gallagher	Albert J. Budney Jr. James L. Kemerling John C. Meng

Item 5. Other Information

Director Appointed to the Board

On June 23, 2003, the WPS Resources Board of Directors appointed Ellen Carnahan to its Board of Directors. Ms. Carnahan was appointed as a Class A Director. Her term will expire in 2004. Ms. Carnahan is Managing Director of William Blair Capital Partners, LLC located in Chicago, Illinois.

Asset Management Strategy

The asset management strategy for WPS Resources consists of the evaluation of all properties and businesses held by WPS Resources and to identify their best use. WPS Resources will determine if the best use of the property or business is in current operations or if sale and reinvestment of proceeds is in the best interest of WPS Resources, its shareholders, and customers.

The Wisconsin Department of Natural Resources exercised its option, in June 2003 to purchase additional lands under a 2001 asset purchase agreement between the Wisconsin Department of Natural Resources and Wisconsin Public Service. The Wisconsin Department of Natural Resources and Wisconsin Public Service have agreed to close the $6.5 million sale following approval from the Federal Energy Regulatory Commission to change the boundaries of hydroelectric facilities of Wisconsin Public Service. The sale is to be completed no later than the end of 2003.

Acquisition

On May 30, 2003, WPS Resources purchased a one-third interest in Guardian Pipeline, LLC from CMS Gas Transmission Company for approximately $26 million. Guardian Pipeline owns a pipeline, which began operating in 2002 that stretches 140 miles from Joliet, Illinois into southern Wisconsin. The pipeline can transport up to 750 million cubic feet of natural gas daily. Wisconsin Energy Corporation and Viking Gas Transmission Company each hold a one-third interest in Guardian Pipeline.

Mercury Emissions

In June 2003, the Wisconsin Department of Natural Resources recommended to the Wisconsin legislature that Wisconsin's four largest utilities be required to reduce mercury emissions caused by the burning of coal. Wisconsin Public Service would be subject to these requirements, if they are approved by the legislature. Applicable utilities would be required to reduce mercury emissions by 40% by the year 2010 and 80% by the year 2015.

Union Negotiations

Wisconsin Public Service and Local No. 310 of the International Union of Operating Engineers AFL-CIO have reached a tentative agreement regarding a new labor contract. The current labor agreement expires on October 25, 2003. A vote on the tentative agreement will be held in August 2003. Wisconsin Public Service has approximately 1,287 employees subject to this labor agreement.

Federal Income Tax Matters

On August 1, 2003, WPS Resources received notice from the Internal Revenue Service that an affiliate holding an ownership interest in a synthetic fuel facility is under review for the 2001 tax period. The Internal Revenue Service also notified WPS Resources that, depending upon the review of the affiliate's 2001 tax return, the Internal Revenue Service might reexamine the affiliate's 2000 tax return. At this time, WPS Resources' management cannot predict the outcome of the Internal Revenue Service's review, when the review will be completed or the ultimate impact, if any, of the review on WPS Resources. For more information see the discussion included in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

The following documents are attached as exhibits:

		12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges
		12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
		31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
		31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
31.3

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Wisconsin Public Service Corporation

31.4

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Wisconsin Public Service Corporation

		32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for WPS Resources Corporation
		32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation

(b)

Reports on Form 8-K

A Form 8-K, dated April 24, 2003, was furnished by WPS Resources Corporation reporting, under Item 7 and Item 9, WPS Resources Corporation's news release announcing its earnings for the quarter and three months ended March 31, 2003.

A Form 8-K, dated May 14, 2003, was filed by WPS Resources Corporation reporting, under Item 5, an earthen dike at Silver Lake reservoir owned by Upper Peninsula Power Company failed.

A Form 8-K, dated July 24, 2003, was furnished by WPS Resources Corporation reporting, under Item 7 and Item 9, WPS Resources Corporation's news release announcing its earnings for the quarter and six months ended June 30, 2003.

A Form 8-K, dated August 1, 2003, was filed by WPS Resources Corporation reporting, under Item 5 and Item 7, revised Form 10-K per Emerging Issue Task Force Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, WPS Resources Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WPS Resources Corporation

Date: August 11, 2003	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: August 11, 2003	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003
Exhibit No.	Description

12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges
12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
31.3

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Wisconsin Public Service Corporation

31.4

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Wisconsin Public Service Corporation

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for WPS Resources Corporation
32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation