Form 10-Q
period 2004-03-31
WISCONSIN PUBLIC SERVICE CORP; WPS RESOURCES CORP
filed 2004-05-06
CIK 107833, 916863

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

WPS Resources Corporation	Yes [x] No [ ]
Wisconsin Public Service Corporation	Yes [x] No [ ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).

WPS Resources Corporation	Yes [x] No [ ]
Wisconsin Public Service Corporation	Yes [ ] No [x ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:
WPS RESOURCES CORPORATION	Common stock, $1 par value, 37,108,909 shares outstanding at April 30, 2004

WISCONSIN PUBLIC SERVICE CORPORATION	Common stock, $4 par value, 23,896,962 shares outstanding at April 30, 2004

______________________________________________________________________________
______________________________________________________________________________


WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004 CONTENTS
		Page

	FORWARD-LOOKING STATEMENTS	4

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	WPS RESOURCES CORPORATION
	Consolidated Statements of Income	5
	Consolidated Balance Sheets	6
	Consolidated Statements of Cash Flows	7

	WISCONSIN PUBLIC SERVICE CORPORATION
	Consolidated Statements of Income	8
	Consolidated Balance Sheets	9
	Consolidated Statements of Capitalization	10
	Consolidated Statements of Cash Flows	11

	CONDENSED NOTES TO FINANCIAL STATEMENTS OF
	WPS Resources Corporation and Subsidiaries Wisconsin Public Service Corporation and Subsidiaries	12-30

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for
	WPS Resources Corporation	31-50
	Wisconsin Public Service Corporation	51-57

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 4.	Controls and Procedures	59

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	60

Item 5.	Other Information	60-61

Item 6.	Exhibits and Reports on Form 8-K	62

Signatures		63-64

EXHIBIT INDEX		65

3.1	WPS Resources Corporation By-Laws amendment effective April 1, 2004

3.2	WPS Resources Corporation By-Laws as amended through April 1, 2004

12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges
12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
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


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
  expectations regarding future revenues or expenses,
  estimated future capital expenditures,
  expected costs of purchased power in the future,
  costs of decommissioning generation plants,
  recovery of deferred costs,
  future cleanup costs associated with manufactured gas plant sites, and statements regarding trends or estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations.

We cannot predict the course of future events or anticipate the interaction of multiple factors beyond our control and their effect on revenues, project timing, and costs. Some risk factors that could cause results different from any forward-looking statement include those described in the Risk Factors Section of our Annual Report on Form 10-K for the year ended December 31, 2003 and the following:
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


PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions, except share amounts)	2004	2003

Nonregulated revenue	$986.6	$919.9
Utility revenue	386.7	361.9
Total revenues	1,373.3	1,281.8

Nonregulated cost of fuel, gas, and purchased power	942.2	882.0
Utility cost of fuel, gas, and purchased power	197.0	193.1
Operating and maintenance expense	125.6	114.1
Depreciation and decommissioning expense	25.7	24.4
Taxes other than income	11.8	10.7
Operating income	71.0	57.5

Miscellaneous income	4.8	1.4
Interest expense and distributions on trust preferred securities	(13.5)	(14.0)
Minority interest	-	1.1
Other expense	(8.7)	(11.5)

Income before taxes	62.3	46.0
Provision for income taxes	15.9	10.3
Income from continuing operations	46.4	35.7

Discontinued operations, net of tax	(3.0)	(5.1)
Net income before cumulative effect of change in
accounting principles	43.4	30.6

Cumulative effect of change in accounting principles, net of tax	-	3.2
Net income before preferred stock dividends of subsidiary	43.4	33.8

Preferred stock dividends of subsidiary	0.8	0.8
Income available for common shareholders	$42.6	$33.0

Average shares of common stock
Basic	37.1	32.1
Diluted	37.3	32.4

Earnings per common share (basic)
Income from continuing operations	$1.23	$1.09
Discontinued operations	($0.08)	($0.16)
Cumulative effect of change in accounting principles	-	$0.10
Earnings per common share (basic)	$1.15	$1.03

Earnings per common share (diluted)
Income from continuing operations	$1.22	$1.08
Discontinued operations	($0.08)	($0.16)
Cumulative effect of change in accounting principles	-	$0.10
Earnings per common share (diluted)	$1.14	$1.02

Dividends per common share declared	$0.545	$0.535

The accompanying condensed notes are an integral part of these statements.


WPS RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2004	2003

Assets
Cash and cash equivalents	$61.4	$50.7
Restricted funds	3.2	3.2
Accounts receivable - net of reserves of $7.2 and $6.6, respectively	428.3	502.4
Accrued unbilled revenues	89.0	90.0
Inventories	96.6	178.3
Current assets from risk management activities	433.6	518.1
Assets held for sale	117.8	116.4
Other current assets	75.2	86.4
Current assets	1,305.1	1,545.5

Property, plant, and equipment - net of reserves of $1,536.7 and $1,511.7, respectively	1,835.7	1,828.7
Nuclear decommissioning trusts	334.7	332.3
Regulatory assets	128.2	127.7
Long-term assets from risk management activities	52.5	104.3
Other	359.4	353.8
Total assets	$4,015.6	$4,292.3

Liabilities and Shareholders' Equity
Short-term debt	$10.0	$38.0
Current portion of long-term debt	6.1	56.6
Note payable to preferred stock trust	-	51.5
Accounts payable	471.3	510.7
Current liabilities from risk management activities	411.6	517.3
Liabilities held for sale	2.6	2.7
Deferred income taxes	0.3	1.7
Other current liabilities	99.8	86.9
Current liabilities	1,001.7	1,265.4

Long-term debt	871.4	871.9
Deferred income taxes	88.4	78.8
Deferred investment tax credits	17.3	17.7
Regulatory liabilities	294.7	304.4
Environmental remediation liabilities	37.6	37.9
Pension and postretirement benefit obligations	142.4	137.7
Long-term liabilities from risk management activities	41.2	92.2
Asset retirement obligations	349.0	344.0
Other	79.9	88.0
Long-term liabilities	1,921.9	1,972.6

Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	1,040.9	1,003.2
Total liabilities and shareholders' equity	$4,015.6	$4,292.3

The accompanying condensed notes are an integral part of these statements.


WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2004	2003
Operating Activities
Net income before preferred stock dividends of subsidiary	$43.4	$33.8
Adjustments to reconcile net income before preferred stock dividends of subsidiary to net cash provided by operating activities
Discontinued operations, net of tax	3.0	5.1
Depreciation and decommissioning	25.7	24.4
Amortization of nuclear fuel and other	8.8	10.8
Unrealized gain on investments	(0.7)	(0.1)
Deferred income taxes and investment tax credit	2.9	5.8
Unrealized gains and losses on nonregulated energy contracts	(3.0)	6.5
Gain on sale of partial interest in synthetic fuel operation	(1.9)	(1.9)
Cumulative effect of change in accounting principles, net of tax	0.0	(3.2)
Other	7.7	4.8
Changes in working capital
Receivables, net	60.6	(220.7)
Inventories	81.4	34.5
Other current assets	13.5	4.6
Accounts payable	(42.8)	201.6
Other current liabilities	4.9	6.4
Net cash operating activities	203.5	112.4

Investing Activities
Capital expenditures	(40.5)	(28.5)
Sale of property, plant and equipment	1.9	1.4
Purchase of equity investments and other acquisitions	(9.5)	(3.6)
Dividends received from equity investment	6.1	1.7
Decommissioning funding	(0.3)	(0.7)
Other	0.4	(0.2)
Net cash investing activities	(41.9)	(29.9)

Financing Activities
Short-term debt - net	(28.0)	24.5
Repayment of long-term debt and note to preferred stock trust	(102.3)	(65.4)
Payment of dividends
Preferred stock	(0.8)	(0.8)
Common stock	(20.1)	(17.1)
Issuance of common stock	10.3	7.5
Purchase of common stock	0.0	(0.8)
Other	(3.9)	14.9
Net cash financing activities	(144.8)	(37.2)
Change in cash and cash equivalents - continuing operations	16.8	45.3

Change in cash and cash equivalents - discontinued operations	(6.1)	8.1
Change in cash and cash equivalents	10.7	53.4

Cash and cash equivalents at beginning of period	50.7	43.3
Cash and cash equivalents at end of period	$61.4	$96.7

The accompanying condensed notes are an integral part of these statements.


WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions)	2004	2003

Operating revenues
Electric	$198.4	$178.1
Gas	173.6	173.6
Total operating revenues	372.0	351.7
Operating expenses
Electric production fuels	33.8	34.2
Purchased power	27.0	23.9
Gas purchased for resale	128.3	130.8
Other operating expenses	77.2	70.0
Maintenance	18.1	19.5
Depreciation and decommissioning	21.9	20.5
Federal income taxes	14.6	11.5
Investment tax credit restored	(0.3)	(0.4)
State income taxes	3.9	2.9
Gross receipts tax and other	9.8	9.1
Total operating expense	334.3	322.0
Operating income	37.7	29.7
Other income and (deductions)
Allowance for equity funds used during construction	0.5	0.9
Other, net	3.8	3.2
Income taxes	(0.3)	(0.5)
Total other income	4.0	3.6
Interest expense
Interest on long-term debt	7.4	7.4
Other interest	1.2	1.1
Allowance for borrowed funds used during construction	(0.2)	(0.4)
Total interest expense	8.4	8.1
Minority interest	-	(0.5)
Net income	33.3	24.7
Preferred stock dividend requirements	0.8	0.8
Earnings on common stock	$32.5	$23.9

The accompanying condensed notes are an integral part of these statements.


WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2004	2003
ASSETS

Utility plant
Electric	$2,141.7	$2,121.2
Gas	477.5	457.2
Total	2,619.2	2,578.4
Less - Accumulated depreciation and decommissioning	1,152.2	1,132.4
Total	1,467.0	1,446.0
Nuclear decommissioning trusts	334.7	332.3
Construction in progress	70.2	81.7
Nuclear fuel, less accumulated amortization	19.0	20.3
Net utility plant	1,890.9	1,880.3

Current assets
Cash and cash equivalents	1.0	4.7
Customer and other receivables, net of reserves of $4.4 at March 31, 2004
and $4.4 at December 31, 2003	115.3	103.6
Receivables from related parties	9.7	15.6
Accrued unbilled revenues	48.0	51.3
Fossil fuel, at average cost	14.9	14.9
Gas in storage, at average cost	10.4	50.9
Materials and supplies, at average cost	27.2	26.2
Assets from risk management activities	4.6	4.5
Prepayments and other	30.0	38.8
Total current assets	261.1	310.5

Regulatory assets	125.4	125.0
Pension assets	66.4	67.8
Goodwill	36.4	36.4
Investments and other assets	160.6	157.7
Total assets	$2,540.8	$2,577.7

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$813.1	$798.2
Preferred stock with no mandatory redemption	51.2	51.2
Long-term debt to parent	12.4	12.4
Long-term debt	495.9	495.4
Total capitalization	1,372.6	1,357.2

Current liabilities
Current portion of long-term debt	-	49.9
Short-term debt	10.0	10.0
Accounts payable	83.6	104.9
Payables to related parties	20.8	14.9
Accrued interest and taxes	10.3	9.3
Other	24.2	16.5
Total current liabilities	148.9	205.5

Long-term liabilities and deferred credits
Accumulated deferred income taxes	141.0	134.7
Accumulated deferred investment tax credits	16.2	16.5
Regulatory liabilities	275.4	285.4
Environmental remediation liability	35.9	36.2
Pension and postretirement benefit obligations	140.7	135.9
Asset retirement obligations	349.0	344.0
Other long-term liabilities	61.1	62.3
Total long-term liabilities and deferred credits	1,019.3	1,015.0

Commitments and contingencies	-	-
Total capitalization and liabilities	$2,540.8	$2,577.7

The accompanying condensed notes are an integral part of these statements.


WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)	March 31	December 31
(Millions, except share amounts)	2004	2003

Common stock equity
Common stock	$95.6	$95.6
Premium on capital stock	439.5	438.3
Accumulated other comprehensive income (loss)	(14.9)	(14.9)
Retained earnings	292.9	279.2
Total common stock equity	813.1	798.2

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -

Series Shares Outstanding
5.00% 132,000	13.2	13.2
5.04% 30,000	3.0	3.0
5.08% 50,000	5.0	5.0
6.76% 150,000	15.0	15.0
6.88% 150,000	15.0	15.0
Total preferred stock	51.2	51.2

Long-term debt to parent
Series Year Due
8.76% 2015	5.2	5.2
7.35% 2016	7.2	7.2
Total long-term debt to parent	12.4	12.4

Long-term debt
First mortgage bonds
Series Year Due
6.90% 2013	22.0	22.0
7.125% 2023	0.1	50.0
Senior notes
Series Year Due
6.125% 2011	150.0	150.0
4.875% 2012	150.0	150.0
4.8% 2013	125.0	125.0
6.08% 2028	50.0	50.0
Total	497.1	547.0
Unamortized discount and premium on bonds, net	(1.2)	(1.7)
Total long-term debt	495.9	545.3
Current portion	-	(49.9)
Total long-term debt	495.9	495.4
Total capitalization	$1,372.6	$1,357.2

The accompanying condensed notes are an integral part of these statements.


WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2004	2003

Cash flows from operating activities:
Net income	$33.3	$24.7

Adjustments to reconcile net income to net cash from
operating activities -
Depreciation and decommissioning	21.9	20.5
Amortization	8.9	10.7
Deferred income taxes	3.4	3.9
Investment tax credit restored	(0.3)	(0.4)
Allowance for equity funds used during construction	(0.5)	(0.9)
Unrealized (gain) loss on investments	(0.7)	(0.1)
Equity income, net of minority interest	(3.4)	(2.9)
Pension expense	1.5	1.2
Post retirement expense	5.3	3.5
Other, net	0.5	(1.9)
Changes in -
Customer and other receivables	(9.8)	(14.5)
Accrued utility revenues	3.4	(2.4)
Fossil fuel inventory	-	0.3
Gas in storage	40.5	22.9
Miscellaneous assets	7.9	6.4
Accounts payable	(15.4)	1.8
Accrued taxes and interest	1.0	(3.3)
Miscellaneous current and accrued liabilities	2.4	8.0
Net cash provided by operating activities	99.9	77.5

Cash flows from investing activities:
Capital expenditures	(38.0)	(26.3)
Decommissioning funding	(0.3)	(0.7)
Dividends received and return of capital from equity method investment	4.6	1.3
Other	(0.2)	(0.8)
Net cash used for investing activities	(33.9)	(26.5)

Cash flows from financing activities:
Short-term debt - net	-	24.0
Payments of long-term debt	(49.9)	(50.0)
Dividends to parent	(18.8)	(17.3)
Preferred stock dividends	(0.8)	(0.8)
Other	(0.2)	(0.1)
Net cash provided by (used for) financing activities	(69.7)	(44.2)
Change in cash and equivalents	(3.7)	6.8
Cash and equivalents at beginning of period	4.7	3.4
Cash and equivalents at end of period	$1.0	$10.2

The accompanying condensed notes are an integral part of these statements.


WPS RESOURCES CORPORATION AND SUBSIDIARIES
WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2004

NOTE 1--FINANCIAL INFORMATION

We have prepared the consolidated financial statements of WPS Resources Corporation and Wisconsin Public Service Corporation under the rules and regulations of the Securities and Exchange Commission. These financial statements have not been audited. Management believes that these financial statements include all adjustments (which unless otherwise noted include only normal recurring adjustments) necessary for a fair presentation of the financial results for each period shown. Certain items from the prior period have been reclassified to conform to the current year presentation. We have condensed or omitted certain financial information and footnote disclosures normally included in our annual audited financial statements. We believe that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read along with the financial statements and notes included with our annual audited financial statements for the year ended December 31, 2003.

NOTE 2--ACCOUNTING POLICIES

Gross Physical Volumes

In accordance with the requirements of Emerging Issues Task Force Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," WPS Energy Services' gross physical volumes of natural gas and electricity delivered for the three months ended March 31, 2004 and March 31, 2003 are reported in the following table:

	Three Months Ended March 31
WPS Energy Services Gas Results	2004	2003
Wholesale sales volumes in billion cubic feet*	73.1	73.4
Retail sales volumes in billion cubic feet*	88.0	78.2
* Represents gross physical volumes

	Three Months Ended March 31
WPS Energy Services Electric Results (Millions)	2004	2003
Wholesale sales in kilowatt-hours*	1,167.0	232.3
Retail sales in kilowatt-hours*	1,613.1	1,421.8
* Represents gross physical volumes

NOTE 3--CASH AND CASH EQUIVALENTS

We consider short-term investments with an original maturity of three months or less to be cash equivalents.


(Millions)	Three Months Ended March 31
WPS Resources	2004	2003
Cash paid for interest	$7.3	$11.2
Cash paid for income taxes	9.7	4.8

Wisconsin Public Service
Cash paid for interest	$5.7	$9.1
Cash paid for income taxes	0.5	3.8

NOTE 4--RISK MANAGEMENT ACTIVITIES

As part of our regular operations, WPS Resources enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage market risks such as changes in commodity prices, interest rates, and foreign currency exchange rates.

WPS Resources evaluates its derivative contracts in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. Statement No. 133 establishes accounting and financial reporting standards for derivative instruments and requires, in part, that we recognize certain derivative instruments on the balance sheet as assets or liabilities at their fair value. Subsequent changes in fair value of the derivatives are recorded currently in earnings unless certain hedge accounting criteria are met. If the derivatives qualify for regulatory deferral subject to the provisions of Statement No. 71, "Accounting for the Effects of Certain Types of Regulation," the derivatives are marked to fair value pursuant to Statement No. 133 and are offset with a corresponding regulatory asset or liability.

In the fourth quarter of 2003, WPS Resources adopted Emerging Issues Task Force Issue 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-03," which resulted in recording revenues net of cost of fuel, gas and purchased power for energy-related transactions entered into after October 1, 2003 that settle financially and for which the commodity does not physically transfer. Had we applied the provisions of Issue 03-11 to arrangements entered into before October 1, 2003, previously reported nonregulated revenue would have decreased $17.9 million for the three months ended March 31, 2003, with a corresponding $17.9 million decrease to nonregulated cost of fuel, gas, and purchased power. Neither margins, income, nor cash flows were impacted by the adoption of Issue 03-11.

Utility Segment

Wisconsin Public Service has entered into a limited number of natural gas purchase agreements and electric purchase and sale contracts to service customers that are accounted for as derivatives. The Public Service Commission of Wisconsin approved recognizing a regulatory asset or liability for the fair value of derivative amounts as a result of these contracts pursuant to Statement No. 71. Thus, management believes any gains or losses resulting from the eventual settlement of these contracts will be collected from or refunded to customers. As of March 31, 2004 and December 31, 2003, we recorded an asset from risk management activities and an offsetting regulatory liability of $8.4 million related to these contracts.


Nonregulated Segments

Our nonregulated segments have also entered into contracts that are accounted for as derivatives under Statement No. 133, as amended and interpreted. At March 31, 2004, those derivatives not designated as hedges are primarily commodity contracts used to manage price risk associated with wholesale and retail natural gas purchase and sale activities and electric energy contracts. Changes in the fair value of the non-hedge derivatives are recognized currently in earnings. At March 31, 2004, the fair value of these contracts was recorded as an asset from risk management activities of $430.0 million and a liability from risk management activities of $418.2 million. At December 31, 2003, the fair value of these contracts was recorded as an asset from risk management activities of $578.1 million and a liability from risk management activities of $582.1 million.

Our nonregulated segments also enter into derivative contracts that are designated as either fair value or cash flow hedges. Fair value hedges are used to mitigate the risk of changes in prices of natural gas held in inventory and changes in fair value of foreign currency denominated assets and liabilities. The changes in the fair value of these hedges are recognized currently in earnings as are the changes in fair value of the hedged items. At March 31, 2004, the fair value of the contracts designated as fair value hedges, excluding foreign exchange contracts, are recorded as a net liability from risk management activities of $2.9 million. Fair value hedge ineffectiveness recorded in nonregulated revenue on the Consolidated Statement of Income was insignificant during the first quarter of 2004 and 2003. At December 31, 2003, the fair value of the contracts designated as fair value hedges, excluding foreign exchange contracts, was recorded as an asset from risk management activities of $0.3 million and a liability from risk management activities of $4.0 million.

Forward foreign exchange contracts designated as fair value hedges are utilized to manage the risk associated with currency fluctuations on certain firm sales and purchase commitments denominated in Canadian dollars and certain Canadian dollar denominated asset and liability positions. The terms of our forward foreign exchange contracts are consistent with the terms of the underlying transactions, generally one year or less. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain non-U.S. dollar denominated assets and liabilities are recognized in earnings and offset the foreign currency gains and losses on the underlying exposures being hedged. The contract amounts of forward foreign exchange contracts outstanding at March 31, 2004 are recorded as an asset from risk management activities of $4.8 million and a liability from risk management activities of $2.0 million. The contract amounts of forward foreign exchange contracts outstanding at December 31, 2003 were recorded as an asset from risk management activities of $10.6 million and a liability from risk management activities of $4.3 million. All of the foreign exchange contracts designated as fair value hedges were determined to be perfectly effective.

Cash flow hedges consist of commodity contracts associated with our energy marketing activities and an interest rate swap. At March 31, 2004, the fair value of commodity contracts designated as cash flow hedges is recorded as an asset from risk management activities of $35.5 million and a liability from risk management activities of $13.3 million. These cash flow hedges extend through December 2005. The majority of the commodity contracts were determined to be perfectly effective; therefore, the changes in the values of these contracts are included in other comprehensive income, net of deferred taxes. Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings as the related contracts are settled or if the hedged transaction is discontinued. In the next 12 months, we expect to recognize $12.7 million in earnings. The portion of these contracts that was determined to be ineffective was not significant at March 31, 2004, and was recorded as a component of nonregulated revenue. When testing for effectiveness, no portion of the derivative instruments were excluded. At December 31, 2003, those commodity contracts designated as cash flow hedges were recorded as an asset from risk management activities of $25.0 million and a liability from risk management activities of $9.0 million.

The interest rate swap designated as a cash flow hedge is used to fix the interest rate for the full term of a variable rate loan due in March 2018. At March 31, 2004, we recorded a liability from risk management activities of $11.9 million related to this swap. At December 31, 2003, we recorded a liability from risk


management activities of $10.1 million related to this swap. Because the swap was determined to be perfectly effective, the changes in the value of this contract are included in other comprehensive income, net of deferred taxes. Amounts recorded in other comprehensive income related to this swap will be recognized as expense as the interest is paid. In the next 12 months, we expect to expense $2.2 million, assuming interest rates comparable to those at March 31, 2004. We did not exclude any components of the derivative instrument's change in fair value from the assessment of hedge effectiveness.

Cumulative Effect of Change in Accounting Principle

WPS Energy Services had been applying the accounting standards of Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," from the first quarter of 2000 until this standard was rescinded by Issue 02-03 in October 2002. WPS Energy Services was defined as a trading company under Issue 98-10 and was required to mark all of its energy related contracts to market. On October 25, 2002, the Emerging Issues Task Force rescinded Issue 98-10, thus precluding mark-to-market accounting for energy trading contracts entered into after that date that are not derivatives and requiring a cumulative change in accounting principle to be recorded effective January 1, 2003 for all nonderivative contracts entered into on or prior to October 25, 2002. On January 1, 2003, WPS Resources recorded an after-tax cumulative effect of a change in accounting principle of $3.5 million (primarily related to the operations of WPS Energy Services) to increase income available for common shareholders as a result of removing from its balance sheet the mark-to-market effects of those contracts entered into on or prior to October 25, 2002 that do not meet the definition of a derivative under Statement No. 133. The required change in accounting had no impact on the underlying economics or cash flows of the contracts.

NOTE 5--ASSETS HELD FOR SALE

On October 24, 2003, WPS Power Development entered into a definitive agreement to sell its Sunbury generation plant located in Pennsylvania. This facility currently sells power on a wholesale basis, and provides energy for a 200-megawatt around-the-clock outtake contract that expires on December 31, 2004. The sale will enable WPS Resources to reduce uncontracted merchant exposure and redeploy capital into markets with different risk profiles. Based on the terms of the asset sale agreement, the sale price is anticipated to be approximately $120 million, subject to various working capital adjustments. WPS Power Development has also entered into an agreement for the sale of certain silt reserves that were utilized in the operations of the Sunbury generation plant.

At March 31, 2004 and December 31, 2003, the assets and liabilities associated with the Sunbury generation plant that will be transferred to the buyer, as well as the silt reserves, have been classified as held for sale in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amount or fair value, less costs to sell, and cease being depreciated. No adjustments to write down assets held for sale were required during the first quarter of 2004. WPS Resources plans to complete the sale of the Sunbury generation plant in the summer of 2004 and the sale of the silt reserves is anticipated to close in the second quarter of 2004. The major classes of assets and liabilities held for sale are as follows:
(Millions)	March 31, 2004	December 31, 2003
Inventories	$ 5.3	$ 4.2
Other current assets	5.2	5.1
Property, plant, and equipment, net	72.1	71.5
Other assets (includes emission credits)	35.2	35.6
Assets held for sale	$117.8	$116.4

Other current liabilities	$0.5	$0.6
Asset retirement obligations	2.1	2.1
Liabilities held for sale	$2.6	$2.7


WPS Power Development financed Sunbury with equity from WPS Resources and debt financing, including non-recourse debt and a related interest rate swap. The interest rate swap is designated as a cash flow hedge and, as a result, the mark-to-market loss has been recorded as a component of other comprehensive income. If management determines that the hedged transactions (i.e., future interest payments on the debt) will not continue after the sale, WPS Resources will be required to recognize the amount accumulated within other comprehensive income ($7.1 million net of tax at March 31, 2004) currently in earnings. No such determination had been made at March 31, 2004.

WPS Power Development has an obligation to service a 200-megawatt outtake contract through December 31, 2004. WPS Power Development entered into the contract in conjunction with the acquisition of the Sunbury generating assets. At March 31, 2004, WPS Power Development hedged its obligation to service its 200-megawatt outtake contract subsequent to the date of the anticipated sale of Sunbury. The revenues from the outtake contract are $2.7 million less than the hedged cost of purchased power. This loss will be included as a component of the loss from discontinued operations in the Consolidated Statements of Income when realized. The amount of the loss is subject to change depending on the closing date of the sale.

A summary of the components of discontinued operations recorded in the Consolidated Statements of Income for the quarters ended March 31 are as follows:
(Millions)	2004	2003
Nonregulated revenue	$13.7	$21.9
Operating expenses	(17.1)	(27.7)
Interest expense	(1.4)	(1.4)
Loss before taxes	(4.8)	(7.2)
Income tax benefit	(1.8)	(2.1)
Discontinued operations, net of tax	$(3.0)	$(5.1)

Interest expense represents the nonrecourse term loans directly related to Sunbury.

A summary of the components of the change in cash and cash equivalents related to discontinued operations recorded in the Consolidated Statements of Cash Flows for the quarters ended March 31 are as follows:
(Millions)	2004	2003
Net cash operating activities	$(4.7)	$8.7
Net cash investing activities	(0.6)	(0.1)
Net cash financing activities	(0.8)	(0.5)
Change in cash and cash equivalents	$(6.1)	$8.1

NOTE 6--ACQUISITIONS AND SALES OF ASSETS

On November 7, 2003, Wisconsin Public Service entered into a definitive agreement to sell its 59% ownership interest in the Kewaunee nuclear power plant to a subsidiary of Dominion Resources, Inc. The other joint owner of Kewanee, Wisconsin Power and Light Company, also agreed to sell its 41% ownership interest in Kewaunee to Dominion. The transaction is subject to approval from various regulatory agencies, including the Public Service Commission of Wisconsin, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, and several other state utility regulatory agencies and is projected to close in 2004. Approval has already been obtained from the Federal Trade Commission, the Iowa Utilities Board, and the Minnesota Public Utilities Commission, and certain approvals have been obtained from the Federal Energy Regulatory Commission.

Wisconsin Public Service estimates that its share of the cash proceeds from the sale will approximate $130 million, subject to various post-closing adjustments. The cash proceeds from the sale are expected to slightly exceed the carrying value of the Wisconsin Public Service assets being sold. In addition to the cash proceeds, Wisconsin Public Service will retain ownership of the assets contained in its non-qualified decommissioning trust, one of two funds that were established to cover the eventual decommissioning of


Kewaunee. The pretax fair value of the non-qualified decommissioning trust's assets at March 31, 2004 was $118.1 million. Dominion will assume responsibility for the eventual decommissioning of Kewaunee and will receive Wisconsin Public Service's qualified decommissioning trust assets that had a pretax fair value of $240.1 million at March 31, 2004. Wisconsin Public Service has requested deferral of the gain expected to result from this transaction and related costs from the Public Service Commission of Wisconsin. Accordingly, Wisconsin Public Service anticipates most of the gain on the sale of the plant assets and the related non-qualified decommissioning trust assets will be returned to customers under future rate orders. As of March 31, 2004, Wisconsin Public Service's share of the carrying value of the assets and liabilities included within the sale agreement were as follows:
(Millions)	2004

Property, plant, and equipment, net	$415.7
Other current assets	5.3
Total assets	$421.0

Regulatory liabilities	$(33.3)
Asset retirement obligations	348.6
Total liabilities	$315.3

The assets and liabilities disclosed above do not meet the criteria to be classified as held for sale on the Consolidated Balance Sheets under the provisions of FASB Statement No. 144 due to uncertainties inherent in the regulatory approval process.

Upon the closing of the sale, Wisconsin Public Service will enter into a long-term power purchase agreement with Dominion to purchase energy and capacity equivalent to the amounts that would have been received had current ownership in the Kewaunee nuclear power plant continued. The power purchase agreement, which also will require regulatory approval, will extend through 2013 when the plant's current operating license will expire. Fixed monthly payments under the power purchase agreement will approximate the expected costs of production had Wisconsin Public Service continued to own the plant. Therefore, management believes that the sale of Kewaunee and the related power purchase agreement will provide more price certainty for Wisconsin Public Service's customers and reduce our risk profile. In April 2004, Wisconsin Public Service entered into an exclusivity agreement with Dominion. Under this agreement, if Dominion decides to extend the operating license of Kewaunee, Dominion agreed to negotiate only with Wisconsin Public Service for a new power purchase agreement that would extend beyond Kewaunee's current operating license termination date. Our current co-owner in the Kewaunee plant negotiated a similar agreement with Dominion for their share of output of the plant. The exclusivity period will start on the closing date of the sale and extend through December 21, 2011.

NOTE 7--GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill recorded by WPS Resources Corporation was $36.4 million at March 31, 2004 and December 31, 2003. The goodwill is recorded in Wisconsin Public Service's natural gas segment relating to its merger with Wisconsin Fuel and Light.

Goodwill and purchased intangible assets are included in other assets on the Consolidated Balance Sheet of WPS Resources. Information in the tables below relates to total purchased identifiable intangible assets for the years indicated (excluding assets held for sale).

(Dollars in Millions)	March 31, 2004
Asset Class	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Emission credits	1 to 30
$ 6.6

$(1.2)
$5.4
Customer related	1 to 5
3.7

(3.2)
0.5
Other	1 to 30
3.3

(0.6)
2.7
Total
$13.6

$(5.0)
$8.6

(Millions)	December 31, 2003
Asset Class	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Emission credits	1 to 30
$ 7.4

$(1.1)
$6.3
Customer related	1 to 5
3.7

(3.0)
0.7
Other	1 to 30
3.3

(0.6)
2.7
Total
$14.4

$(4.7)
$9.7

Intangible asset amortization expense, in the aggregate, for the quarter ended March 31, 2004 was $0.3 million.

NOTE 8--LONG-TERM DEBT
(Dollars in Millions)	March 31, 2004	December 31, 2003

First mortgage bonds - Wisconsin Public Service
Series 6.90% 7.125%
Year Due 2013 2023
	$ 22.0 0.1	$ 22.0 50.0

Senior notes - Wisconsin Public Service
Series 6.125% 4.875% 4.80% 6.08%
Year Due 2011 2012 2013 2028
	150.0 150.0 125.0 50.0	150.0 150.0 125.0 50.0

First mortgage bonds - Upper Peninsula Power
Series 10.0% 9.32%
Year Due 2008 2021
	- 16.2	0.9 16.2

Unsecured senior notes - WPS Resources
Series 7.00% 5.375%
Year Due 2009 2012
	150.0 100.0	150.0 100.0

Term loans - nonrecourse, collateralized by nonregulated assets	86.5	87.2
Tax exempt bonds	27.0	27.0
Senior secured note	2.9	2.9
Total	879.7	931.2
Unamortized discount and premium on bonds and debt	(2.2)	(2.7)
Total long-term debt	877.5	928.5
Less current portion	(6.1)	(56.6)
Total long-term debt	$871.4	$871.9


On January 19, 2004, Wisconsin Public Service retired $49.9 million of its 7.125% series first mortgage bonds. These bonds had an original maturity date of July 1, 2023.

NOTE 9--COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF PREFERRED STOCK TRUST

On July 30, 1998, WPSR Capital Trust I, a Delaware business trust, issued $50.0 million of trust preferred securities to the public. WPS Resources owned all of the outstanding trust common securities of the Trust, and the only asset of the Trust was $51.5 million of subordinated debentures issued by WPS Resources. The debentures were due on June 30, 2038 and bore interest at 7% per year. The terms and interest payments on the debentures corresponded to the terms and distributions on the trust preferred securities. On January 8, 2004, WPS Resources redeemed all of the subordinated debentures that were initially issued to the Trust for $51.5 million.

NOTE 10--ASSET RETIREMENT OBLIGATIONS

Legal retirement obligations, as defined by the provisions of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," identified at Wisconsin Public Service relate primarily to the final decommissioning of the Kewaunee nuclear plant. Wisconsin Public Service has a legal obligation to decommission the irradiated portions of the Kewaunee nuclear plant in accordance with the Nuclear Regulatory Commission's minimum decommissioning requirements. The liability, calculated under the provisions of Statement No. 143, is based on several significant assumptions, including the scope of decommissioning work to be performed, the timing of the future cash flows, and inflation and discount rates. Some of these assumptions differ significantly from the assumptions authorized by the Public Service Commission of Wisconsin to calculate the nuclear decommissioning liability for funding purposes. In accordance with Statement No. 71, Wisconsin Public Service established a regulatory liability to record the differences between ongoing expense recognition under Statement No. 143 and the ratemaking practices for retirement costs authorized by the Public Service Commission of Wisconsin. As of March 31, 2004, the market value of external nuclear decommissioning trusts established for future retirement costs, authorized by the Public Service Commission of Wisconsin, was approximately $358.1 million. See Note 6, "Acquisitions and Sales of Assets" for information on the pending sale of the Kewaunee nuclear plant. We have also identified other legal retirement obligations related to utility plant assets that are not currently significant to the financial statements.

WPS Power Development has identified a legal retirement obligation related to the closure of an ash basin located at the Sunbury generation plant. The adoption of Statement No. 143 at WPS Power Development resulted in a $0.3 million negative after-tax cumulative effect of change in accounting principle in the first quarter of 2003 related to recording a liability for the closure of an ash basin at the Sunbury generation plant. See Note 5, "Assets Held for Sale" for information on the pending sale of the Sunbury plant.

The following table describes all changes to the asset retirement obligation liabilities of WPS Resources.
(Millions)	Wisconsin Public Service	WPS Power Development	Total
Asset retirement obligations at December 31, 2003	$344.0	$ 2.1	$346.1
Accretion expense	5.0	0.1	5.1
Asset retirement obligation at March 31, 2004	$349.0	$ 2.2	$351.2

NOTE 11--INCOME TAXES

The provision for income taxes is based on the estimated annual effective tax rate, which differs from the federal tax rate of 35% primarily due to the effects of tax credits and state income taxes.


NOTE 12--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

WPS Resources routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations. The commitments described below are as of March 31, 2004.

WPS Energy Services has unconditional purchase obligations related to energy supply contracts that total $1.9 billion. The majority of these obligations extend through 2008, but there are firm transport obligations that extend through 2012. WPS Energy Services total obligations from 2009 through 2012 are $0.5 million. The energy supply obligations generally have offsetting energy sales contracts.

Wisconsin Public Service has obligations related to nuclear fuel, coal, purchased power, and natural gas. Nuclear fuel contracts total $50.0 million and extend through 2010. Obligations related to coal supply extend through 2016 and total $498.9 million. Through 2015, Wisconsin Public Service has obligations totaling $382.1 million for either capacity or energy related to purchased power. Also, there are natural gas supply and transportation contracts with total estimated demand payments of $138.0 million through 2010. Wisconsin Public Service expects to recover these costs in future customer rates. Additionally, Wisconsin Public Service has contracts to sell electricity and natural gas to customers.

WPS Power Development also enters into long-term commodity purchase contracts, which total $11.8 million and extend through 2007.

Upper Peninsula Power has made commitments for the purchase of commodities, mainly capacity or energy related to purchased power, which total $16.6 million and extend through 2006.

WPS Resources also has commitments in the form of purchase orders issued to various vendors. At March 31, 2004, these purchase orders totaled $450.5 million for WPS Resources and Wisconsin Public Service committed $445.5 of the total. The majority of these commitments relate to large construction projects including the construction of the 500-megawatt coal-fired generation facility near Wausau, Wisconsin.

Nuclear Plant Operation

In accordance with Nuclear Regulatory Commission industry requirements, during the completed spring 2003 refueling outage, a visual inspection of the Kewaunee plant reactor vessel head was conducted. There were no problems with the vessel head during the most recently completed operating cycle.

After evaluating the cost of continued required inspections of the existing reactor vessel head and the cost to replace the reactor vessel head, the Kewaunee nuclear power plant owners submitted a construction authorization request to the Public Service Commission of Wisconsin for replacement of the reactor vessel head. Approval of the request was received in 2003. The replacement is scheduled to occur during the fall 2004 refueling outage at a cost of up to $14.2 million for Wisconsin Public Service's share of the project.

The Price Anderson Act ensures that funds will be available to pay for public liability claims arising out of a nuclear incident. This Act may require Wisconsin Public Service to pay up to a maximum of $59.4 million per incident. The payments will not exceed $5.9 million per incident in a given calendar year. These amounts correspond to Wisconsin Public Service's 59% ownership in the Kewaunee nuclear power plant.

See Note 6, "Acquisitions and Sales of Assets," for information on the sale of the Kewaunee nuclear plant.


Clean Air Regulations

The United States Environmental Protection Agency has designated southeastern Wisconsin as an ozone non-attainment area. Under the Clean Air Act, the State of Wisconsin developed a nitrogen oxide reduction plan for Wisconsin's ozone non-attainment area. The nitrogen oxide reductions began in 2003 and will gradually increase through 2007. Wisconsin Public Service owns 31.8% of Edgewater Unit 4, which is located in the ozone non-attainment area. A compliance plan for this unit was initiated in 2000. Wisconsin Public Service's share of the costs of this project is expected to be approximately $5.3 million. The project is nearly complete. Wisconsin Public Service has incurred approximately $5.0 million on this project as of March 31, 2004.

The State of Wisconsin is also seeking voluntary reductions from utility power plants outside the ozone non-attainment area, which may lead to additional expenditures for nitrogen oxide reductions at other plants. Wisconsin Public Service is participating in voluntary efforts to reduce nitrogen oxide levels at the Columbia Energy Center. Wisconsin Public Service owns 31.8% of the Columbia facility. The Public Service Commission of Wisconsin has approved recovery of the costs associated with voluntary nitrogen oxide reductions.

Air quality modeling by the Wisconsin Department of Natural Resources revealed that Weston Units 1 and 2 contribute to a modeled exceedance of the sulfur dioxide ambient air quality standard. Wisconsin Public Service expects that compliance with a future limit can be achieved by managing the coal supply quality and does not expect these changes to have a material impact on the operations of Wisconsin Public Service. Wisconsin Public Service is cooperating with the Wisconsin Department of Natural Resources to develop an approach to resolve this issue.

United States Environmental Protection Agency Section 114 Request

In November 1999, the United States Environmental Protection Agency announced the commencement of a Clean Air Act enforcement initiative targeting the utility industry. This initiative resulted in the issuance of several notices of violation/findings of violation and the filing of lawsuits against other unaffiliated utilities. In these enforcement proceedings, the United States Environmental Protection Agency claims that the utilities made modifications to the coal-fired boilers and related equipment at the utilities' electric generating stations without first obtaining appropriate permits under the United States Environmental Protection Agency's pre-construction permit program and without installing appropriate air pollution control equipment. In addition, the United States Environmental Protection Agency is claiming, in certain situations, that there were violations of the Clean Air Act's "new source performance standards." In the matters where actions have been commenced, the federal government is seeking penalties and the installation of pollution control equipment.

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

In 2000, 2001, and 2002, Wisconsin Power and Light Company received a similar series of United States Environmental Protection Agency information requests relating to work performed on certain coal-fired boilers and related equipment at the Columbia generating station (a facility located in Portage, Wisconsin jointly owned by Wisconsin Power and Light Company, Madison Gas and Electric Company, and


Wisconsin Public Service). Wisconsin Power and Light Company is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility. Wisconsin Power and Light filed its most recent response for the Columbia facility on July 12, 2002.

Depending upon the results of the United States Environmental Protection Agency's review of the information, the United States Environmental Protection Agency may seek additional information from Wisconsin Public Service and/or third parties who have information relating to the boilers, close out the investigation, or issue a "notice of violation" or "finding of violation" asserting that a violation of the Clean Air Act occurred. To date, the United States Environmental Protection Agency has not responded to the 2002 follow-up filings made by Wisconsin Public Service and Wisconsin Power and Light Company.

In response to the United States Environmental Protection Agency Clean Air Act enforcement initiative, several utilities elected to settle with the United States Environmental Protection Agency, while others are in litigation. In general, those utilities that settled entered into consent decrees which require the companies to pay fines and penalties, undertake supplemental environmental projects and either upgrade or replace pollution controls at existing generating units or shut down existing units and replace these units with new electric generating facilities. Several of the settlements involve multiple facilities. The fines and penalties (including the capital costs of supplemental environmental projects) associated with these settlements range between $7 million and $30 million. Factors typically considered in settlements include, but are not necessarily limited to, the size and number of facilities, as well as the duration of alleged violations, and the presence or absence of aggravating circumstances. The regulatory interpretations upon which the lawsuits or settlements are based may change based on future court decisions that may be rendered in pending litigations.

If the federal government decided to bring a claim against Wisconsin Public Service and if it were determined by a court that historic projects at the Pulliam and Weston electric generating stations required either a state or federal Clean Air Act permit, Wisconsin Public Service may, under the applicable statutes, be required to:
  shut down any unit found to be operating in non-compliance, install additional pollution control equipment,
  pay a fine, and/or
  conduct a supplemental environmental project in order to resolve any such claim.

At the end of December 2002, the United States Environmental Protection Agency issued new rules governing the federal new source review program. The rules are not yet effective in Wisconsin. They are also not retroactive. Wisconsin has proposed amending its new source review program to substantially conform to the federal regulations. The rules are anticipated to be finalized in the second half of 2004.

Mercury and Interstate Quality Rules

In 2001, the Wisconsin Department of Natural Resources initiated a rulemaking effort to control mercury emissions. Coal-fired generation plants are the primary targets of this effort. The proposed rule was open to comment in October 2001. As proposed, the rule requires phased-in mercury emission reductions reaching 90% reduction in 15 years. Wisconsin Public Service estimates that it could cost approximately $168 million to achieve the proposed 90% reductions. Presently, the proposed rule is on hold, and it is uncertain if the state will proceed to finalize the regulations.

In December 2003, the United States Environmental Protection Agency proposed mercury "maximum achievable control technology" standards and an alternative mercury "cap and trade" program substantially modeled on the Clear Skies legislation initiative. In addition, the United States Environmental Protection Agency proposed the Interstate Air Quality rule, which would reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin. Wisconsin Public Service is in the process of studying the proposed rules. As to the mercury maximum achievable control technology proposal, it requires existing units burning sub-bituminous coal to achieve an annual average mercury emission rate limit of 5.8 pounds per trillion Btu on a unit-by-unit or plant-wide basis. New units must achieve an emission rate limit of 0.020 pounds per gigawatt-hour. If the proposed


rule is promulgated, Wisconsin Public Service's current analysis indicates that the emission control equipment on the existing units may be sufficient to achieve the proposed limitation. New units will require additional mercury control techniques to reduce mercury emissions by 65% to 85%. Mercury control technology is still in development. Wisconsin Public Service is assessing potential mercury control technologies for application to future new coal-fired units.

As to the Interstate Air Quality rule proposal, the proposal allows the affected states (including Wisconsin) to either require utilities located in the state to participate in an interstate cap and trade program or meet the state's emission budget for nitrogen oxides and sulfur dioxide through measures to be determined by the state. Wisconsin has not stated a preference as to which option it would select in the event the rule becomes final. While the effect of the rule on Wisconsin Public Service's facilities is uncertain, for planning purposes, it is assumed that additional expenditures for nitrogen oxide and sulfur dioxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2010. The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of Wisconsin Public Service's long-term maintenance plan for its existing units. As such, controls or conversions may need to take place before the proposed 2010 compliance date. On a preliminary basis and assuming controls or conversion is required, Wisconsin Public Service estimates a cost of $288 million in order to meet a 2010 compliance date. This estimate is based on costs of current control technology.

WPS Power Development Generation Facilities

The generation assets of WPS Power Development are subject to regulations on sulfur dioxide and nitrogen oxide emissions similar to those that apply to Wisconsin Public Service. In addition, the Sunbury generation facilities of WPS Power Development are located in an ozone transport region. As a result, these generation facilities are subject to additional restrictions on emissions of nitrogen oxide. Although WPS Power Development has some emission allowances for 2004 for the Sunbury facility, approximately 10,000 to 15,000 additional allowances may need to be purchased, at market rates, to meet its 2004 requirements.

Columbia (Jointly Owned Generation Facility)

In the fourth quarter of 2003, the Wisconsin Environmental Law Advocates filed a complaint in the United States District Court for the Western District of Wisconsin against Wisconsin Power and Light Company and its parent, Alliant Energy Corporation, alleging violations of the federal Clean Water Act at the Columbia generating station (a facility jointly owned by Wisconsin Power and Light, Madison Gas and Electric Company and Wisconsin Public Service that is operated by Wisconsin Power and Light). The complaint seeks certain upgrades to the Columbia facility's wastewater treatment program, as well as unspecified penalties and attorney fees. In addition, the Wisconsin Department of Natural Resources has been pursuing enforcement of this same matter and has recently referred the matter to the Wisconsin Attorney General's office. In March 2004, the Wisconsin Attorney General's office filed a civil complaint against Alliant Energy Corporation and Wisconsin Power and Light for violating the terms of the wastewater discharge permit for the Columbia generating station. We believe that the total cost to resolve any potential penalties in this matter will not be material.


Other Environmental Issues

Groundwater testing at a former ash disposal site of Upper Peninsula Power indicated elevated levels of boron and lithium. Supplemental remedial investigations were performed, and a revised remedial action plan was developed. The Michigan Department of Environmental Quality approved the plan in January 2003. A liability of $1.4 million and an associated regulatory asset of $1.4 million were recorded for estimated future expenditures associated with remediation of the site. Upper Peninsula Power received an order permitting deferral and future recovery of these costs. Upper Peninsula Power has an informal agreement, with the owner of another landfill, under which it has agreed to pay 17% of the investigation and remedial costs. It is estimated that the cost of addressing the site over the next three years is $1.7 million. Upper Peninsula Power has recorded $0.3 million of this amount as a liability as of March 31, 2004.

Manufactured Gas Plant Remediation

Wisconsin Public Service continues to investigate the environmental cleanup of ten manufactured gas plant sites. As of the fall of 2003, cleanup of the land portion of the Oshkosh, Stevens Point, Green Bay, and two Sheboygan sites was substantially complete. Groundwater treatment and monitoring at these sites will continue into the future. River sediment remains to be addressed at six sites with sediment contamination. Remedial investigation work commenced on the sediment portion of the Sheboygan site in the first quarter of 2004. Sediment removal work at the Marinette site is scheduled for the fall of 2004. Work at the other sites remains to be scheduled.

Costs of these cleanups are within the range expected for these sites. Wisconsin Public Service estimates future undiscounted investigation and cleanup costs to be in the range of $35.9 million to $40.6 million. Wisconsin Public Service may adjust these estimates in the future contingent upon remedial technology, regulatory requirements and the assessment of natural resource damages.

Wisconsin Public Service currently has a $35.9 million liability recorded for cleanup with an offsetting regulatory asset (deferred charge). Wisconsin Public Service has received $12.7 million in insurance recoveries that we recorded as a reduction to the regulatory asset. Wisconsin Public Service expects to recover cleanup costs, net of insurance recoveries, in future customer rates. Under current Public Service Commission of Wisconsin policies, Wisconsin Public Service will not recover carrying costs associated with the cleanup expenditures. Wisconsin Public Service will include long-term operation and maintenance costs associated with these sites in future rate requests.

Flood Damage

On May 14, 2003, a fuse plug at the Silver Lake reservoir owned by Upper Peninsula Power was breached. This breach resulted in subsequent flooding downstream on the Dead River, which is located in Michigan's Upper Peninsula near Marquette, Michigan.

A dam owned by Marquette Board of Light and Power, which is located downstream from the Silver Lake reservoir near the mouth of the Dead River, also failed during this event. In addition, high water conditions and siltation resulted in damage at the Presque Isle Power Plant owned by Wisconsin Electric Power Company. Presque Isle, which is located downstream from the Marquette Board of Light and Power dam, was ultimately forced into a temporary shutdown.

The Federal Energy Regulatory Commission's Independent Board of Review issued its report in December of 2003 and concluded that the root cause of the incident was the failure of the design to take into account the highly erodible nature of the fuse plug's foundation materials and spillway channel, resulting in the complete loss of the fuse plug, foundation and spillway channel which caused the release of Silver Lake far beyond the intended design of the fuse plug. The fuse plug was designed for the Silver Lake reservoir by an outside engineering firm.

WPS Resources maintains a comprehensive insurance program that includes Upper Peninsula Power and which provides both property insurance for its facilities and liability insurance for liability to third


parties. WPS Resources is insured in amounts that it believes are sufficient to cover its responsibilities in connection with this event. Deductibles and self-insured retentions on these policies are not material to WPS Resources.

In November 2003, Upper Peninsula Power received approval from the Michigan Public Service Commission and the Federal Energy Regulatory Commission for deferral of costs that are not reimbursable through insurance or recoverable through the power supply cost recovery mechanism. Recovery of costs deferred will be addressed in future rate proceedings. As of March 31, 2004, Upper Peninsula Power has deferred $2.9 million pretax and expensed $1.0 million pretax of costs for damages resulting from the flood. In addition, Upper Peninsula Power has recorded a $1.9 million insurance receivable at March 31, 2004.

Wausau, Wisconsin, to Duluth, Minnesota, Transmission Line

Construction of the 220-mile, 345-kilovolt Wausau, Wisconsin, to Duluth, Minnesota transmission line began in the first quarter of 2004.

American Transmission Company has agreed to assume primary responsibility for the overall management of the project and will own and operate the completed line. Wisconsin Public Service received approval from the Public Service Commission of Wisconsin and the Federal Energy Regulatory Commission to transfer ownership of the project to the American Transmission Company. Wisconsin Public Service will continue to manage construction of the project and be responsible for obtaining property rights in Wisconsin necessary for the construction of the project. As part of the ownership transfer, Wisconsin Public Service received approximately $20.1 million for the sale of its construction expenditures in June 2003.

WPS Resources committed to fund 50% of total project costs incurred up to $198 million. WPS Resources will receive additional equity in American Transmission Company in exchange for a portion of the project funding. In the quarter ended March 31, 2004, WPS Resources invested $1.4 million in American Transmission Company, related to its agreement to fund approximately half of the Wausau to Duluth transmission line. WPS Resources may terminate funding if the project extends beyond January 1, 2010. On December 19, 2003, Wisconsin Public Service and American Transmission Company received approval to continue the project with the new cost estimate of $420.3 million. The updated cost estimate reflects additional costs for the project resulting from time delays, added regulatory requirements, changes and additions to the project at the request of local governments and American Transmission Company's management, and overhead costs. Completion of the line is expected in 2008. WPS Resources has the right, but not the obligation, to provide additional funding in excess of $198 million up to its portion of the revised cost estimate. For the period 2004 through 2006, we expect to fund up to $128 million for our portion of the Wausau to Duluth transmission line.

Synthetic Fuel Production Facility

We have significantly reduced our consolidated federal income tax liability for the past four years through tax credits available to us under Section 29 of the Internal Revenue Code for the production and sale of solid synthetic fuel from coal. In order to maximize the value of our synthetic fuel production facility, we have reduced our interest in the facility from 67% to 23% through sales to third parties. Our ability to fully utilize the Section 29 tax credits that remain available to us in connection with our remaining interest in the facility will depend on whether the amount of our federal income tax liability is sufficient to permit the use of such credits. The Internal Revenue Service strictly enforces compliance with all of the technical requirements of Section 29. Section 29 tax credits are currently scheduled to expire at the end of 2007.  The Permanent Subcommittee on Investigations of the Senate Committee on Governmental Affairs has been conducting an investigation of the synthetic fuel industry and their use of Section 29 tax credits. It is not known when the investigation will be completed and what impact, if any, such investigation may have on future legislation or the enforcement policy of the Internal Revenue Service. Other future tax legislation and Internal Revenue Service review may also affect the value of the credits and the value of our share of the facility.


We have recorded the tax benefit of approximately $87.2 million of Section 29 tax credits as reductions of income tax expense from the project's inception in June 1998 through March 31, 2004. As a result of alternative minimum tax rules, approximately $52.3 million of this tax benefit has been carried forward as a deferred tax asset as of March 31, 2004. The tax benefit recorded with respect to WPS Resources' share of tax credits from the facility is based on our expected consolidated tax liability for all open tax years including the current year, and all future years in which we expect to utilize deferred tax credits to offset its future tax liability. Reductions in our expected consolidated tax liability for any of these years could result in disallowance of previously recorded credits, and/or a change in the amount of the tax benefit deferred to future periods. A reduction in our expected consolidated tax liability for the current year may result in a reduction of the level of synthetic fuel production at the facility. A portion of future payments under one of the agreements covering the sale of a portion of our interest in the facility are contingent on the facility's continued production of synthetic fuel. Pre-tax gains approximating $7 million annually are expected to be realized through 2007 from this sell-down.

NOTE 13--EMPLOYEE BENEFIT PLANS

The following table provides the components of net periodic benefit cost (credit) for WPS Resources' benefit plans for the quarters ended March 31:
WPS Resources Corporation	Pension Benefits		Other Benefits
(Millions)	2004	2003	2004	2003
Net periodic benefit cost
Service cost	$ 5.1	$ 3.5	$2.0	$1.8
Interest cost	9.7	9.0	4.3	3.9
Expected return on plan assets	(10.6)	(12.2)	(2.8)	(2.8)
Amortization of transition (asset) obligation	-	-	0.1	0.3
Amortization of prior-service cost (credit)	1.4	1.5	(0.6)	(0.4)
Amortization of net (gain) loss	1.0	0.1	1.5	0.6
Net periodic benefit cost (credit)	$ 6.6	$ 1.9	$4.5	$3.4

Wisconsin Public Service's share of net periodic benefit cost (credit) for the quarters ended March 31 is included in the table below:
Wisconsin Public Service	Pension Benefits		Other Benefits
(Millions)	2004	2003	2004	2003
Net periodic benefit cost
Service cost	$4.1	$2.8	$1.8	$1.7
Interest cost	8.1	7.5	3.9	3.6
Expected return on plan assets	(9.4)	(10.9)	(2.7)	(2.6)
Amortization of transition (asset) obligation	-	-	0.1	0.2
Amortization of prior-service cost (credit)	1.3	1.3	(0.5)	(0.3)
Amortization of net (gain) loss	0.4	0.1	1.2	0.4
Net periodic benefit cost (credit)	$4.5	$0.8	$3.8	$3.0

For the three months ended March 31, 2004, no contributions were made to the pension or other postretirement benefit plans. As of March 31, 2004, WPS Resources expects to contribute $1.6 million to its pension plans and $18.7 million to its other postretirement benefit plans in 2004.

NOTE 14--STOCK OPTION PLANS

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


common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if WPS Resources had applied the fair value recognition provisions of Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock Based Compensation," to stock option-based employee compensation:

	Three Months Ended March 31
(Millions, except per share amounts)	2004	2003

Income available for common shareholders	$42.6	$33.0
Deduct: Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(0.1)
Pro forma income	$42.4	$32.9

Basic earnings per common share
As reported	$1.15	$1.03
Pro forma	1.14	1.02

Diluted earnings per common share
As reported	$1.14	$1.02
Pro forma	1.14	1.02

NOTE 15--COMPREHENSIVE INCOME

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
	Three Months Ended March 31
(Millions)	2004	2003
Income available for common shareholders	$42.6	$33.0
Cash flow hedges, net of tax of $2.9 and $2.8	4.2	4.1
Total comprehensive income	$46.8	$37.1


The following table shows the changes to Other Comprehensive Income from December 31, 2003 to March 31, 2004.

(Millions)	2004
December 31, 2003 balance	$(15.0)
Cash flow hedges recognized in income	(5.0)
Cash flow hedges not yet settled	9.2
March 31, 2004 balance	$(10.8)

NOTE 16--VARIABLE INTEREST ENTITIES

The Financial Accounting Standards Board has issued Interpretation No. 46R (as revised), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51," in order to improve financial reporting by companies involved with variable interest entities. Interpretation No. 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. The primary beneficiary is the party that absorbs the majority of the expected losses and/or receives the majority of the expected residual returns of the variable interest entity's activities.

WPS Resources adopted the provisions of Interpretation No. 46R for variable interest entities not defined as special purpose entities effective March 31, 2004. The required adoption had no impact on our consolidated financial statements, as we did not identify significant variable interests in any unconsolidated variable interest entities where we were determined to be the primary beneficiary. We have identified our equity ownership in a synthetic fuel producing facility as a variable interest in a variable interest entity. Through an affiliate of WPS Power Development, WPS Resources owns a partial interest in a synthetic fuel facility located in Kentucky and received tax credits pursuant to Section 29 of the Internal Revenue Code based on sales to unaffiliated third-party purchasers of synthetic fuel produced from coal. At March 31, 2004, WPS Resources had a 23% ownership interest in the synthetic fuel facility. No other variable interests were identified. WPS Resources' maximum exposure to loss as a result of our involvement with this variable interest entity is limited to our investment in this entity, which was not significant at March 31, 2004. We were not identified as the primary beneficiary of this entity and, therefore, were not required to consolidate the synthetic fuel facility into our financial statements at March 31, 2004. The adoption of Interpretation No. 46R also included an analysis of our power purchase and sale agreements. We do not believe that any of our power purchase or sale agreements constitute significant variable interests that would lead us to consolidate entities not currently consolidated or deconsolidate any entities currently consolidated.

NOTE 17--EARNINGS PER SHARE
WPS Resources' common stock shares, $1 par value	March 31, 2004	December 31, 2003
Total shares issued, 200,000,000 shares authorized	36,869,103	36,830,556
Treasury shares	15,700	15,700
Average cost of treasury shares	$25.19	$25.19
Shares in deferred compensation trust	202,514	192,880
Average cost of deferred compensation trust shares	$35.37	$33.72

Earnings per share is computed by dividing net income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the exercise and/or conversion of all potentially dilutive securities. Such dilutive items include in-the-money stock options. Diluted earnings per share for the periods shown are calculated excluding some stock option plan shares that had an anti-dilutive effect. The number of anti-dilutive shares is immaterial for the periods ended March 31, 2004 and March 31, 2003.


The following table reconciles the computation of basic and diluted earnings per share:
Reconciliation of Earnings Per Share	Three Months Ended March 31
(Millions, except per share amounts)	2004	2003
Income available for common shareholders	$42.6	$33.0
Basic weighted average shares	37.1	32.1
Incremental issuable shares	0.2	0.3
Diluted weighted average shares	37.3	32.4
Basic earnings per common share	$1.15	$1.03
Diluted earnings per common share	$1.14	$1.02

NOTE 18--SEGMENTS OF BUSINESS

We manage our reportable segments separately due to their different operating and regulatory environments. Our utility business segments are the regulated electric utility operations of Wisconsin Public Service and Upper Peninsula Power and the regulated gas utility operations of Wisconsin Public Service. Our other reportable segments include two nonregulated companies, WPS Energy Services and WPS Power Development. WPS Energy Services is a diversified energy supply and services company. WPS Power Development is an electric generation company. The Holding Company and Other segment includes the operations of WPS Resources and WPS Resources Capital Corporation as holding companies and the nonutility activities at Wisconsin Public Service and Upper Peninsula Power.
	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric	Gas	Total Utility	WPS Energy Services	WPS Power Development	Holding Company & Other	Reconciling Eliminations	WPS Resources Consolidated

Quarter Ended March 31, 2004
External revenues	$217.2	$169.5	$386.7	$973.7	$12.9	$ -	$ -	$1,373.3
Intersegment revenues	5.7	4.1	9.8	2.4	5.8	0.3	(18.3)	-
Income available for common shareholders	18.2	13.6	31.8	12.1	(1.0)	(0.3)	-	42.6

Quarter Ended March 31, 2003
External revenues	$192.0	$169.9	$361.9	$898.4	$21.4	$ 0.1	$ -	$1,281.8
Intersegment revenues	9.4	3.7	13.1	5.8	1.6	0.2	(20.7)	-
Income available for common shareholders	12.1	12.6	24.7	12.1	(2.5)	(1.6)	0.3	33.0

Wisconsin Public Service's principal business segments are the regulated electric utility operations and the regulated gas utility operations.
Segments of Business (Millions)	Electric	Gas	Total Utility	Other	Reconciling Eliminations	Wisconsin Public Service Consolidated

Quarter Ended March 31, 2004
External revenues	$198.4	$ 173.6	$372.0	$0.4	$(0.4)	$372.0
Earnings on common stock	16.6	13.6	30.2	2.3	-	32.5

Quarter Ended March 31, 2003
External revenues	$178.1	$173.6	$351.7	$0.4	$(0.4)	$351.7
Earnings on common stock	9.9	12.6	22.5	1.4	-	23.9


NOTE 19--NEW ACCOUNTING STANDARDS

The recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) provides a prescription drug benefit as well as a federal subsidy to sponsors of certain retiree health care benefit plans. The Act may impact our postretirement benefit obligations and future net periodic postretirement benefit costs; however, until regulations necessary to implement the Act and specific accounting guidance are issued, we cannot determine the benefit, if any, associated with the new law. We will continue to monitor the new regulations and may amend the plan in order to benefit from the new legislation. Certain accounting issues raised by the Act are not explicitly addressed by Statement No. 106. As a result, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. 106-1, "Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act of 2003," which allows the plan sponsor to elect to defer recognition of the effects of the Act until authoritative guidance on the accounting for this Act is issued. As allowed by FSP 106-1, WPS Resources elected to defer recognition of the effects of the Act on the accumulated benefit obligation and net periodic postretirement benefit cost reported in the WPS Resources' Annual Report on Form 10-K for the year ended December 31, 2003. Our deferral election expires upon the occurrence of any event that triggers a required remeasurement of plan assets or obligations, or upon the issuance of specific authoritative guidance on the accounting for the federal subsidy. Such guidance is pending and when issued could require us to adjust previously reported information.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION - WPS RESOURCES CORPORATION

WPS Resources Corporation is a holding company, which is exempt from the Public Utility Holding Company Act of 1935. Our wholly owned subsidiaries include two regulated utilities, Wisconsin Public Service Corporation (which is an operating entity as well as a holding company exempt from the Public Utility Holding Company Act of 1935) and Upper Peninsula Power Company. Another wholly owned subsidiary, WPS Resources Capital Corporation, is a holding company for our nonregulated businesses, including WPS Energy Services, Inc. and WPS Power Development, Inc.

Our regulated and nonregulated businesses have distinct competencies and business strategies, offer differing products and services, experience a wide array of risks and challenges and are viewed uniquely by management. The Introduction to Management's Discussion and Analysis of Financial Condition and Results of Operation appearing in the 2003 Form 10-K for WPS Resources Corporation included a discussion of these topics. There have not been significant changes to the content of the matters discussed in the above referenced section of the 2003 Form 10-K; however, certain tables have been updated and included below to reflect current information. These tables should be read in conjunction with the discussion appearing in the Introduction to Management's Discussion and Analysis of Financial Condition and Results of Operation appearing in the 2003 Form 10-K.

The table below discloses future natural gas and electric sales volumes under contract at WPS Energy Services as of March 31, 2004. Contracts are generally one to three years in duration. WPS Energy Services expects that its ultimate sales volumes will exceed the volumes shown in the table below as it continues to seek growth opportunities.
Forward Contracted Volumes at 03/31/2004(1)	April 1, 2004 through March 31, 2005	April 1, 2005 through March 31, 2008

Wholesale sales volumes - billion cubic feet	84.1	12.7
Retail sales volumes - billion cubic feet	166.2	46.4
Total natural gas sales volumes	250.3	59.1

Wholesale sales volumes - million kilowatt-hours	4,481	1,360
Retail sales volumes - million kilowatt-hours	5,000	2,886
Total electric sales volumes	9,481	4,246

For comparative purposes, future natural gas and electric sales volumes under contract at March 31, 2003 are shown below. Actual electric and natural gas sales volumes for the first quarter of 2004 and the first quarter of 2003 are disclosed within Results of Operations - WPS Resources Corporation, below.


Forward Contracted Volumes at 03/31/2003(1)	April 1, 2003 through March 31, 2004	April 1, 2004 through March 31, 2007

Wholesale sales volumes - billion cubic feet	114.8	16.1
Retail sales volumes - billion cubic feet	99.4	37.6
Total natural gas sales volumes	214.2	53.7

Wholesale sales volumes - million kilowatt-hours	3,779	2,283
Retail sales volumes - million kilowatt-hours	1,693	1,032
Total electric sales volumes	5,472	3,315

(1) These tables represent physical sales contracts for natural gas and electric power for delivery or settlement in future periods. Management has no reason to believe that gross margins that will be generated by these contracts will vary significantly from those experienced historically.

The table below summarizes WPS Energy Services' wholesale counterparty credit exposure, categorized by maturity date, as of March 31, 2004 (in millions):
Counterparty Rating(1)	Exposure(2)	Exposure Less than 1 year	Exposure 1 to 3 years	Net Exposure of Counterparties Greater Than 10% of Net Exposure

Investment grade -- regulated utility	$ 15.6	$ 8.8	$ 6.8	$ -
Investment grade -- other	92.4	81.7	10.7	17.0

Non-investment grade -- regulated utility	8.8	8.8	-	-
Non-investment grade -- other	3.7	3.4	0.3	-

Non-rated -- regulated utility	0.3	0.3	-	-
Non-rated -- other	26.9	20.0	6.9	-

Total Exposure	$ 147.7	$123.0	$ 24.7	$17.0

(1) The investment and non-investment grade categories are determined by publicly available credit ratings of the counterparty or any guarantor, whichever is higher. Investment grade counterparties are those with a senior unsecured Moody's rating of Baa3 or above or a Standard & Poor's rating of BBB- or above.

(2) Exposure considers netting of accounts receivable and accounts payable where netting agreements are in place as well as netting mark-to-market exposure. Exposure is before consideration of collateral from counterparties. Collateral, in the form of cash and letters of credit, received from counterparties totaled $5.9 million at March 31, 2004; $3.2 million from non-investment grade counterparties and $2.7 million from non-rated counterparties.


RESULTS OF OPERATIONS - WPS RESOURCES CORPORATION

First Quarter 2004 Compared with First Quarter 2003

WPS Resources Corporation Overview

WPS Resources' results of operations for the quarters ended March 31 are shown in the following table:
WPS Resources' Results (Millions, except share amounts)
2004

2003
			Change

Consolidated operating revenues	$1,373.3	$1,281.8	7.1%
Income available for common shareholders	$42.6	$33.0	29.1%
Basic earnings per share	$1.15	$1.03	11.7%
Diluted earnings per share	$1.14	$1.02	11.8%

The increase in consolidated operating revenues for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 was largely driven by a $21.5 million (10.7%) increase in electric utility revenues and a $71.9 million (8.0%) increase in revenues at WPS Energy Services. Electric utility revenues increased largely as a result of increases in rates, and the increase in revenues at WPS Energy Services was driven by business expansion and increased volumes, (as explained in more detail below).

The increase in basic earnings per share for the quarter ended March 31, 2004 compared to the same period in the preceding year was largely driven by a $7.1 million increase in utility earnings and a $1.5 million decrease in the loss reported at WPS Power Development. A more favorable sales mix and timely retail electric rate relief in 2004 compared to the delay in receiving retail electric rate relief in 2003 were the primary contributors to increased utility earnings. A decrease in the after-tax loss from discontinued operations of $2.1 million, primarily related to improved operating performance at the Sunbury generation plant, drove the decreased loss at WPS Power Development. Strong operational performance for the first quarter of 2004 enabled WPS Energy Services to maintain level earnings compared to the first quarter of 2003 even though earnings for the first quarter of 2003 were impacted favorably by settlements with several counterparties and a positive cumulative effect of change in accounting principles, which did not recur in 2004.

The change in basic earnings per share was also impacted by an increase of approximately 5 million shares in the weighted average number of shares of WPS Resources common stock for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. The increase was largely due to issuing 4,025,000 additional shares of common stock through a public offering in November 2003. Additional shares were also issued under the Stock Investment Plan and certain stock-based employee benefit plans.

Overview of Utility Operations

Utility operations include the electric utility segment, consisting of the electric operations of Wisconsin Public Service and Upper Peninsula Power, and the gas utility segment comprising the natural gas operations at Wisconsin Public Service. Income available for common shareholders attributable to the electric utility segment was $18.2 million for the quarter ended March 31, 2004 compared to $12.1 million for the quarter ended March 31, 2003. Income available for common shareholders attributable to the gas utility segment was $13.6 million for the quarter ended March 31, 2004 compared to $12.6 million for the quarter ended March 31, 2003.


Electric Utility Segment Operations
WPS Resources' Electric Utility	First Quarter
Segment Results (Millions)	2004	2003	Change

Revenues	$222.9	$201.4	10.7%
Fuel and purchased power costs	72.6	69.1	5.1%
Margins	$150.3	$132.3	13.6%

Sales in kilowatt-hours	3,636.4	3,611.0	0.7%

Electric utility revenues increased $21.5 million (10.7%) for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Electric utility revenues increased largely due to retail and wholesale electric rate increases for Wisconsin Public Service. On December 19, 2003, the Public Service Commission of Wisconsin approved a retail electric rate increase of $59.4 million (9.3%), effective January 1, 2004. Wisconsin Public Service was also granted authority to increase retail electric rates by $21.4 million (3.5%), effective March 21, 2003, from the Public Service Commission of Wisconsin and was granted authority for a $0.3 million increase in retail electric rates from the Michigan Public Service Commission, effective July 22, 2003. The Michigan Public Service Commission also authorized recovery of $1.0 million of increased transmission costs through the power supply cost recovery system. The Federal Energy Regulatory Commission ordered a $4.1 million (21%) interim increase in wholesale electric rates, subject to refund to the extent that final rates are lower, for Wisconsin Public Service effective May 11, 2003. The rate increases were necessary to recover increased operating costs. Overall, electric utility sales volumes were flat for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003.

The electric utility margin increased $18.0 million (13.6%) for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Largely due to the retail and wholesale electric rate increases mentioned above and favorable changes in sales mix, electric margins at Wisconsin Public Service increased $17.5 million (14.6%). While total sales volumes remained relatively unchanged for the quarter ended March 31, 2004 compared to March 31, 2003, sales volumes to Wisconsin Public Service's higher margin customers increased 3.9%. The increased sales volumes to these higher margin customer classes reflect growth within our service area and improvement in the economy. There was also a negative impact to margin related to purchased power costs that were 25.2% higher (on a per unit basis) in the first quarter of 2004 compared to the first quarter of 2003. Wisconsin Public Service purchased additional power due to an unscheduled outage at the Kewaunee nuclear power plant, which lasted for approximately two weeks in January 2004. The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service may file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs. Wisconsin Public Service received an interim fuel rate order from the Public Service Commission of Wisconsin allowing for an $8.0 million (1.2%) annual increase in rates due largely to the increased cost of fuel and purchased power resulting from the Kewaunee nuclear power plant outage. The interim rate order did not impact margins during the first quarter of 2004 as it was not effective until April 2, 2004.

Electric utility earnings increased $6.1 million (50.4%) for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003, largely driven by the increased margins at Wisconsin Public Service, including the effect of timely retail electric rate relief in 2004 compared to the delay in receiving retail electric rate relief in 2003.


Gas Utility Segment Operations
WPS Resources'	First Quarter
Gas Utility Segment Results (Millions)	2004	2003	Change

Revenues	$173.6	$173.6	-%
Purchase costs	128.3	130.8	(1.9%)
Margins	$ 45.3	$ 42.8	5.8%

Throughput in therms	316.9	335.2	(5.5%)

Gas utility revenues were unchanged for the quarters ended March 31, 2004 and March 31, 2003 at $173.6 million. The Public Service Commission of Wisconsin issued a final order authorizing a natural gas rate increase of $8.9 million (2.2%), effective January 1, 2004. Natural gas prices also increased 5.3% for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Following regulatory practice, Wisconsin Public Service passes changes in the total cost of natural gas on to customers through a purchased gas adjustment clause, as allowed by the Public Service Commission of Wisconsin and the Michigan Public Service Commission. The increased revenue attributed to the rate increase and higher natural gas prices were offset by an overall 5.5% decrease in natural gas throughput volumes that was largely driven by warmer weather during the first quarter of 2004 compared to the first quarter of 2003.

The natural gas utility margin increased $2.5 million (5.8%) for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. The higher natural gas utility margin is largely due to the rate increase mentioned above. The increased margin contributed to a $1.0 million (7.9%) increase in gas utility earnings.

Overview of Nonregulated Operations

Nonregulated operations consist of natural gas, electric, and other sales at WPS Energy Services, a diversified energy supply and services company, and the operations of WPS Power Development, an electric generation company. WPS Energy Services and WPS Power Development are both reportable segments.

WPS Energy Services' earnings were unchanged at $12.1 million for the quarters ended March 31, 2004 and March 31, 2003. Even though one-time settlements with several counterparties having a favorable pre-tax impact of $8.0 million on first quarter 2003 margins did not recur in 2004, overall margins still increased. However, the increased margins were offset by increased operating expenses in the first quarter of 2004 and the decrease attributed to the after-tax cumulative effect of change in accounting principles of $3.3 million that was recorded at WPS Energy Services in the first quarter of 2003.

WPS Power Development reported a ($1.0) million net loss for the quarter ended March 31, 2004 compared to a ($2.5) million net loss for the quarter ended March 31, 2003, largely due to a $2.1 million decrease in the loss from discontinued operations and higher synthetic fuel related tax credits recognized this quarter, partially offset by the decreased margin discussed below.


WPS Energy Services' Segment Operations

Total segment revenues at WPS Energy Services were $976.1 million for the quarter ended March 31, 2004 compared to $904.2 million for the quarter ended March 31, 2003. The total margin at WPS Energy Services was $34.1 million for the quarter ended March 31, 2004 compared to $26.0 million for the quarter ended March 31, 2003. WPS Energy Services' nonregulated natural gas and electric operations are the primary contributors to revenues and margins and are discussed below.
WPS Energy Services' Natural Gas Results	First Quarter
(Millions except sales volumes)	2004	2003	Change

Nonregulated natural gas revenues	$835.5	$833.9	0.2%
Nonregulated natural gas cost of sales	817.7	816.4	0.2%
Margins	$ 17.8	$ 17.5	1.7%

Wholesale sales in billion cubic feet *	73.1	73.4	(0.4%)
Retail sales in billion cubic feet *	88.0	78.2	12.5%

* Represents gross physical volumes

WPS Energy Services' natural gas revenues increased $1.6 million (0.2%) for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Increased revenues were largely due to further expansion of the Canadian retail natural gas business (as the result of obtaining new customers), partially offset by lower natural gas prices during the first quarter of 2004 compared to the first quarter of 2003.

Natural gas margins at WPS Energy Services increased $0.3 million (1.7%) for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. The margin related to retail natural gas operations increased $9.0 million, largely due to higher natural gas throughput volumes in Ohio from the addition of new customers, operational improvements and improved management of supply for residential and small commercial customers. An $8.7 million decrease in the wholesale natural gas margin for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 (which was primarily attributable to favorable settlements of liabilities with several counterparties in the first quarter of 2003) and less variability in the price of natural gas in the first quarter of 2004 compared to the first quarter of 2003, substantially offset the increases discussed above.
WPS Energy Services' Electric Results	First Quarter
(Millions)	2004	2003	Change

Nonregulated electric revenues	$140.0	$69.6	101.1%
Nonregulated electric cost of sales	124.3	61.8	101.1%
Margins	$ 15.7	$ 7.8	101.3%

Wholesale sales in kilowatt-hours *	1,167.0	232.3	402.4%
Retail sales in kilowatt-hours *	1,613.1	1,421.8	13.5%

* Represents gross physical volumes

WPS Energy Services' electric revenues increased $70.4 million (101.1%) for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003, largely driven by participation in the New Jersey Basic Generation Services Program. WPS Energy Services acquired 700 megawatts of fixed price load and 250 megawatts of variable priced load for the period from August 1, 2003 to May 31, 2004 as a result of its participation in this program.

WPS Energy Services' electric margin increased $7.9 million (101.3%) for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. The margin attributed to wholesale electric operations increased $4.8 million, partially driven by higher energy prices in the markets, which increased the value of the output of WPS Power Development's merchant plants now under contract to


WPS Energy Services, and by WPS Energy Services' ability to reduce market price risk and extract additional value from these plants through the use of various financial and physical tools (including forward contracts and options). The retail electric margin increased $3.1 million for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Retail electric operations in Ohio and Michigan were the primary contributors to the increased margin, which can be attributed to improved management of retail operations, higher customer load and improved supply procurement.

WPS Power Development's Segment Operations

All revenues and costs of WPS Power Development's discontinued operations are combined and reported on a net basis in the WPS Resources Corporation Consolidated Statements of Income for all periods presented. Accordingly, the table below does not include revenues and cost of sales of discontinued operations, which are discussed separately within Discontinued Operations below.
WPS Power Development's	First Quarter
Production Results (Millions)	2004	2003	Change

Nonregulated other revenues	$18.7	$23.0	(18.7%)
Nonregulated other cost of sales	14.5	17.4	(16.7%)
Margins	$ 4.2	$ 5.6	(25.0%)

WPS Power Development's revenues decreased $4.3 million (18.7%) for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003, largely due to an unplanned plant outage experienced at its generating facility in Beaver Falls, New York, and decreased electric sales volumes at its Combined Locks Energy Center (a cogeneration plant located in Wisconsin). The New York facility was shut down for repairs beginning in October 2003 and returned to service in April 2004. Decreased electric sales volumes at the Combined Locks Energy Center were largely due to decreased demand for energy by the counterparty to a power purchase agreement in place at this facility and an unplanned plant outage commencing on March 6, 2004. Repairs at Combined Locks are ongoing and this facility is expected to return to service in the latter half of the second quarter of 2004.

WPS Power Development's margin for the quarter ended March 31, 2004 decreased $1.4 million (25.0%) compared to the quarter ended March 31, 2003. This margin does not include the results of WPS Power Development's discontinued operations, which are reported separately in the Consolidated Statements of Income (changes in income attributed to discontinued operations are discussed below). An increase in the per ton cost of coal utilized in the generation process at the Niagara generation facility in New York, as well as the unplanned plant outage experienced at the Beaver Falls facility in New York, drove the decrease in margin experienced at WPS Power Development.

Overview of Holding Company and Other Segment Operations

Holding Company and Other operations include the operations of WPS Resources and WPS Resources Capital as holding companies and the nonutility activities at Wisconsin Public Service and Upper Peninsula Power. Holding Company and Other operations experienced a net loss of ($0.3) million for the quarter ended March 31, 2004 compared to a net loss of ($1.6) million for the quarter ended March 31, 2003. The decrease in the net loss experienced is largely related to a decrease in interest expense as a result of debt paydown.


Operating Expenses
	First Quarter
WPS Resources' Operating Expenses (Millions)	2004	2003	Change

Operating and maintenance expense	$125.6	$114.1	10.1%
Depreciation and decommissioning expense	25.7	24.4	5.3%
Taxes other than income	11.8	10.7	10.3%

Operating and maintenance expense

Operating and maintenance expense increased $11.5 million (10.1%) for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Utility operating expenses increased $7.4 million (7.7%) for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Pension, postretirement medical and active medical costs incurred at the utilities accounted for approximately $4.2 million of the increase, with the remaining increase largely driven by amortization of expenses incurred in conjunction with the implementation of the automated meter reading system (previously deferred as a regulatory asset) and increased payroll costs. These increases were partially offset by a decrease in maintenance expenses as compared to the first quarter of 2003. Operating expenses at WPS Energy Services increased $2.2 million (20.0%) largely due to business expansion, which caused higher payroll and related benefits and increased agent/broker commissions. Operating expenses at WPS Power Development were up $1.2 million (19.0%) due primarily to repair and maintenance expenses incurred in conjunction with the unplanned Beaver Falls generation facility outage.

Depreciation and decommissioning expense

Depreciation and decommissioning expense increased $1.3 million (5.3%) for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003, largely due to an increase of $1.4 million (6.8%) at Wisconsin Public Service as a result of continued capital investment, partially offset by a reduction of decommissioning expense, which was reflected in the 2004 Wisconsin rate case.

Taxes other than income

Taxes other than income increased $1.1 million (10.3%) primarily due to an increase in gross receipts taxes paid by Wisconsin Public Service as a result of increased revenues.

Other Income (Expense)
	First Quarter
WPS Resources' Other Expense (Millions)	2004	2003	Change

Miscellaneous income	$ 4.8	$ 1.4	242.9%
Interest expense and distributions of preferred securities	(13.5)	(14.0)	3.6%
Minority interest	-	1.1	(100%)
Other expense	($8.7)	($11.5)	24.3%

Miscellaneous income

Miscellaneous income increased $3.4 million for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. The increase in miscellaneous income was largely due to a $2.0 million increase in equity earnings from our investments in American Transmission Company, LLC and Guardian Pipeline, LLC. The remaining increase was mostly related to foreign currency transactions at WPS Energy Services and lower losses allocated to WPS Power Development from its interest in a synthetic fuel operation related to lower production at this facility.


Minority interest

As a result of WPS Power Development's sale of an approximate 30% interest in its subsidiary, ECO Coal Pelletization #12 LLC, on December 19, 2002, $1.1 million of losses related to the synthetic fuel operation and reported in miscellaneous income were allocated to WPS Power Development's partner and reported as a minority interest for the quarter ended March 31, 2003. For the quarter ended March 31, 2004 WPS Power Development's partner was not allocated any production from the synthetic fuel facility as they requested additional production in December 2003.

Provision for Income Taxes

The effective tax rate was 25.5% for the quarter ended March 31, 2004 compared to 22.4% for the quarter ended March 31, 2003. The increase in the effective tax rate in 2003 compared to 2002 is largely due to a 35.4% increase in income before taxes, only partially offset by a 13.9% increase in tax credits recorded. Tax credits recognized during the quarter ended March 31, 2004 increased $0.9 million compared to the quarter ended March 31, 2003, largely due to an increase in tax credits recognized from our ownership interest in a synthetic fuel operation. Even though production at the synthetic fuel facility decreased, we were allocated a higher percentage of the total production in the first quarter of 2004 compared to the first quarter of 2003. Our ownership interest in the synthetic fuel operation resulted in the recognition of $6.8 million of Section 29 federal tax credits as a reduction of federal income tax expense in the first quarter of 2004 compared to $5.9 million in the first quarter of 2003.

The operations of our synthetic fuel facility generate tax credits, which we use to reduce our current federal income tax liability, with any remaining credits increasing our alternative minimum tax credit available for future years. The cumulative amount of credits carried forward at March 31, 2004 relating to our interest in the synthetic fuel facility was $52.3 million. Based on a review of all known facts and circumstances, management has concluded that it is more likely than not that we will be able to use these credits in the future.

Discontinued Operations

On October 24, 2003, a definitive agreement was entered into for the sale of WPS Power Development's Sunbury generation plant, subject to certain contingencies. As a result of such agreement, the operations of the plant and certain other related assets meet the definition of discontinued operations per the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The after-tax loss from discontinued operations was $3.0 million for the quarter ended March 31, 2004 compared to an after-tax loss of $5.1 million for the quarter ended March 31, 2003, primarily driven by improved operating performance at WPS Power Development's Sunbury generation plant. The lower loss is largely due to increased margin at Sunbury, as well as decreased depreciation expense and lower repairs and maintenance costs. Increased margins were driven by Sunbury's ability to generate and purchase the power necessary to service a fixed-price outtake contract at lower prices for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. The decrease in depreciation expense was the result of discontinuing depreciation on those assets classified as held for sale in the fourth quarter of 2003, as required by current accounting standards. Sunbury's first quarter 2003 margins were negatively impacted by decreased availability as a result of issues related to fuel quality and associated mechanical difficulties related to fuel delivery systems.

Cumulative Effect of Change in Accounting Principles

As previously reported in the 2003 Form 10-K, on January 1, 2003, WPS Resources recorded a positive after-tax cumulative effect of a change in accounting principle of $3.5 million (primarily related to the operations of WPS Energy Services) to income available for common shareholders as a net result of removing from its balance sheet the mark-to-market effects of contracts that do not meet the definition of a derivative. This change in accounting resulted from the decision of the Emerging Issues Task Force to


preclude mark-to-market accounting for energy contracts that are not derivatives. The required change in accounting had no impact on the underlying economics or cash flows of the contracts.

In addition, the adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," at WPS Power Development resulted in a $0.3 million negative after-tax cumulative effect of a change in accounting principle in the first quarter of 2003, related to recording a liability for the closure of an ash basin at the Sunbury generation plant.

LIQUIDITY AND CAPITAL RESOURCES - WPS RESOURCES

We believe that our cash balances, liquid assets, operating cash flows, access to equity capital markets and borrowing capacity made available because of strong credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. However, our operating cash flow and access to capital markets can be impacted by macroeconomic factors outside of our control. In addition, our borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies. Currently, we believe these ratings are among the best in the energy industry (see Financing Cash Flows, Credit Ratings below).

Operating Cash Flows

During the first three months of 2004, net cash provided by operating activities was $203.5 million, compared with $112.4 million in 2003. The increase was driven by a change in working capital requirements, mainly at WPS Energy Services. The change in receivables, inventory, and payables from March 31, 2004 compared to December 31, 2003 is mostly due to normal seasonal activity in WPS Energy Services' natural gas business, as well as the unwinding of structured wholesale gas positions that had been entered into earlier in 2003. In the third and fourth quarters, WPS Energy Services purchases gas to put into storage, and during the first and second quarters, the gas is taken out of storage and sold. Due largely to higher anticipated natural gas sales volumes and higher natural gas prices, WPS Energy Services' natural gas inventories increased approximately $50 million at December 31, 2003 compared to December 31, 2002. The release of the higher natural gas inventories for sale in the first quarter of 2004 provided more cash to operations compared to the first quarter of 2003. The substantial increase in receivables from December 31, 2002 to March 31, 2003 and related increase in payables was largely due to a significant increase in the price of natural gas experienced at WPS Energy Services in the first quarter of 2003 compared to the fourth quarter of 2002. There was less variability in the price of natural gas in the first quarter of 2004.

Investing Cash Flows

Net cash used for investing activities was $41.9 million in the first three months of 2004 compared to $29.9 million in the first three months of 2003. The increase is attributed to a $12.0 million increase in capital expenditures, mainly at the utilities, and an increase in the purchase of equity investments and other acquisitions of $5.9 million driven by additional investment in the American Transmission Company.

During the first three months of 2004, WPS Resources invested an additional $4.5 million in American Transmission Company, increasing the consolidated WPS Resources ownership interest in American Transmission Company to about 20.0%. WPS Resources contributed $5.0 million of capital to ECO Coal Pelletization #12 in the first three months of 2004 compared to $3.6 million in the first three months of 2003.


Capital Expenditures

Capital expenditures by business segment for the quarters ended March 31 are as follows:

	Three Months Ended
(millions)	2004	2003
Electric utility	$30.2	$23.7
Gas utility	9.6	3.6
WPS Energy Services	0.5	0.5
WPS Power Development	0.2	0.1
Other	-	0.6
WPS Resources consolidated	$40.5	$28.5

The increase in capital expenditures at the electric utility in the first quarter of 2004 compared to the first quarter 2003 is mainly due to increased capital expenditures associated with the construction of a 500-megawatt coal-fired generation facility located near Wausau, Wisconsin. Gas utility capital expenditures increased primarily due to the installation of automated meter reading. Capital expenditures at WPS Energy Services and WPS Power Development were not significant.

As part of its regulated utility operations, on September 26, 2003, Wisconsin Public Service submitted an application for a Certificate of Public Convenience and Necessity to the Public Service Commission of Wisconsin seeking approval to construct a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. The facility is estimated to cost approximately $770 million (including the acquisition of coal trains), assuming the Public Service Commission of Wisconsin allows a current return on construction costs. As of March 31, 2004, Wisconsin Public Service has incurred a total cost of $7.7 million related to this project. In addition, Wisconsin Public Service expects to incur additional construction costs of approximately $41 million to fund construction of the transmission facilities required to support the generation facility through the date the generation facility goes into service. American Transmission Company will reimburse Wisconsin Public Service for the construction costs of the interconnection and related carrying costs when the generation facility becomes commercially operational.

On February 11, 2004, the Public Service Commission of Wisconsin determined Wisconsin Public Service's application is "complete". The Public Service Commission of Wisconsin and the Wisconsin Department of Natural Resources have 180 days from that date to make a decision on the project. However, the Public Service Commission has made a request to the Dane County Court of Appeals for a 180-day extension of this time period. It is expected that the request for extension will be approved. The Public Service Commission has issued a declaratory order granting Wisconsin Public Service assurance of recovery of its reasonable "pre-certification" costs in the event that Weston 4 is not constructed, and authorizing it to defer a current return on Construction Work in Progress at its overall authorized cost of capital until a future rate proceeding. On March 17, 2004, the Wisconsin Department of Natural Resources and the Public Service Commission of Wisconsin issued the WPS Weston Unit 4 Power Plant Draft Environmental Impact Statement. Hearings on major permit applications are tentatively scheduled for August 2004. Wisconsin Public Service expects to receive permits and commence construction in October 2004. A more detailed discussion of the generation facility is included in our 2003 Form 10-K.

Financing Cash Flows

Net cash used for financing activities was $144.8 million in the first quarter of 2004 compared to $37.2 million in the first quarter of 2003. The $107.6 million increase in cash used in financing activities in the first quarter of 2004 is due to the repayment of short-term and long-term debt. The proceeds from an issuance of common stock at WPS Resources in 2003 and additional borrowing at Wisconsin Public Service were used to pay down both short and long-term debt in the first quarter of 2004.


Significant Financing Activities

As of March 31, 2004, both WPS Resources and Wisconsin Public Service were in compliance with all of the covenants under their lines of credit and other debt obligations.

WPS Resources had no outstanding commercial paper borrowings at March 31, 2004 compared to $40.0 million of outstanding commercial paper borrowings at March 31, 2003. WPS Resources had outstanding short-term debt of $10.0 million and $53.8 million as of March 31, 2004 and March 31, 2003, respectively.

In 2004, we issued new shares of common stock under our Stock Investment Plan and under certain stock-based employee benefit and compensation plans. As a result of these plans, equity increased $10.3 million and $7.5 million in the first three months of 2004 and 2003, respectively. WPS Resources did not repurchase any existing common stock in the first quarter of 2004, but repurchased $0.8 million during the first quarter of 2003.

On January 8, 2004, WPS Resources retired $50.0 million of its 7.0% trust preferred securities. As a result of this transaction, WPSR Capital Trust I, a Delaware business trust, was dissolved.

On January 19, 2004, Wisconsin Public Service retired $49.9 million of its 7.125% series first mortgage bonds. These bonds had an original maturity date of July 1, 2023.

Wisconsin Public Service used short-term debt to retire $50.0 million of its 6.8% first mortgage bonds on February 1, 2003 that had reached maturity.

In March 2003, Upper Peninsula Power retired $15.0 million of 7.94% first mortgage bonds that had reached maturity.

Credit Ratings

WPS Resources uses internally generated funds and commercial paper borrowings to satisfy most of its capital requirements. We also periodically issue long-term debt and common stock to reduce short-term debt, maintain desired capitalization ratios, and fund future growth. We may seek nonrecourse financing to fund nonregulated acquisitions. WPS Resources' commercial paper borrowing program provides for working capital requirements of the nonregulated businesses and Upper Peninsula Power. Wisconsin Public Service has its own commercial paper borrowing program. The specific forms of long-term financing, amounts, and timing depend on the availability of projects, market conditions, and other factors.

The current credit ratings for WPS Resources and Wisconsin Public Service are listed in the table below.

Credit Ratings	Standard & Poor's	Moody's
WPS Resources Corporation Senior unsecured debt Commercial paper Credit line syndication	A A-1 -	A1 P-1 A1
Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper Credit line syndication	AA- A A-1+ -	Aa2 A2 P-1 Aa3

The above ratings were unchanged since December 31, 2003. We believe these ratings continue to be among the best in the energy industry, and allow us to access commercial paper and long-term debt


markets on favorable terms. Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating.

Rating agencies use a number of both quantitative and qualitative measures in determining a company's credit rating. These measures include business risk, liquidity risk, competitive position, capital mix, financial condition, predictability of cash flows, management strength, and future direction. Some of the quantitative measures can be analyzed through a few key financial ratios, while the qualitative ones are more subjective.

WPS Resources and Wisconsin Public Service hold credit lines to back 100% of their commercial paper borrowing and letters of credit. These credit facilities are based on a credit rating of A-1/P-1 for WPS Resources and A-1+/P-1 for Wisconsin Public Service. A decrease in the commercial paper credit ratings could adversely affect the companies by increasing the interest rates at which they can borrow and potentially limiting the availability of funds to the companies through the commercial paper market. A restriction in the companies' ability to use commercial paper borrowing to meet their working capital needs would require them to secure funds through alternate sources resulting in higher interest expense, higher credit line fees, and a potential delay in the availability of funds.

WPS Energy Services maintains underlying agreements to support its electric and gas trading operations. In the event of a deterioration of WPS Resources' credit rating, many of these agreements allow the counterparty to demand additional assurance of payment. This provision could pertain to existing business, new business, or both with the counterparty. The additional assurance requirements could be met with letters of credit, surety bonds, or cash deposits and would likely result in WPS Resources being required to maintain increased bank lines of credit or incur additional expenses, and could restrict the amount of business WPS Energy Services can conduct.

WPS Energy Services uses the NYMEX and over-the-counter financial markets to hedge its exposure to physical customer obligations. These hedges are closely correlated to the customer contracts, but price movements on the hedge contracts may require financial backing. Certain movements in price for contracts through the NYMEX exchange require posting of cash deposits equal to the market move. For the over-the-counter market, the underlying contract may allow the counterparty to require additional collateral to cover the net financial differential between the original contract price and the current forward market. Increased requirements related to market price changes usually result in a temporary liquidity need that will unwind as the sales contracts are fulfilled.

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of WPS Resources, including its subsidiaries.

		Payments Due By Period
Contractual Obligations As of March 31, 2004 (Millions)	Total Amounts Committed	Less than 1 year	1 to 3 years	3 to 5 years	Over 5 years

Long-term debt principal and interest payments	$1,375.3	$ 58.7	$ 118.2	$119.4	$1,079.0
Operating leases	18.8	4.8	4.8	3.1	6.1
Commodity purchase obligations	3,025.3	1,502.4	918.5	226.3	378.1
Purchase orders	450.5	196.3	201.8	52.3	0.1
Capital contributions to equity method investment	206.5	47.3	96.4	62.8	-
Other	83.6	22.5	58.3	0.8	2.0
Total contractual cash obligations	$5,160.0	$1,832.0	$1,398.0	$464.7	$1,465.3


Long-term debt principal and interest payments represent bonds issued, notes issued, and loans made to WPS Resources and its subsidiaries. We record all principal obligations on the balance sheet. Commodity purchase obligations represent mainly commodity purchase contracts of WPS Resources and its subsidiaries. Energy supply contracts at WPS Energy Services included as part of commodity purchase obligations generally have offsetting energy sales contracts. Wisconsin Public Service expects to recover the costs of its contracts in future customer rates. Purchase orders include obligations related to normal business operations and large construction obligations. Capital contributions to equity method investment include our commitment to fund a portion of the Wausau, Wisconsin to Duluth, Minnesota transmission line. Other mainly represents expected pension and post-retirement funding obligations in 2004 and 2005.

Capital Requirements

Wisconsin Public Service makes large investments in capital assets. Net construction expenditures are expected to be approximately $1.3 billion in the aggregate for the 2004 through 2006 period (upon the closing of the sale of the Kewaunee nuclear power plant, expenditures would decrease approximately $50.0 million during this period). The largest of these expenditures is for the construction of the 500-megawatt coal-fired generation facility near Wausau, Wisconsin, in which Wisconsin Public Service is expected to incur costs of $531 million between 2004 and 2006. Other significant anticipated expenditures during this three-year period include:

  Mercury and pollution control projects - $81 million
  combustion turbines - $50 million
  corporate services infrastructures - $39 million
  nuclear fuel - $37 million
  automated meter reading - $31 million

Other capital requirements for the three-year period include a potential contribution of $3.3 million to the Kewaunee nuclear power plant decommissioning trust fund (depending on the sale of the Kewaunee assets).

On April 18, 2003, the Public Service Commission of Wisconsin approved Wisconsin Public Service's request to transfer its interest in the Wausau, Wisconsin, to Duluth, Minnesota, transmission line to the American Transmission Company. WPS Resources committed to fund 50% of total project costs incurred up to $198 million, and receive additional equity in American Transmission Company. WPS Resources may terminate funding if the project extends beyond January 1, 2010. On December 19, 2003, Wisconsin Public Service and American Transmission Company received approval to continue the project with the new cost estimate of $420.3 million. The updated cost estimate reflects additional costs for the project resulting from time delays, added regulatory requirements, changes and additions to the project at the request of local governments and American Transmission Company's management, and overhead costs. Completion of the line is expected in 2008. WPS Resources has the right, but not the obligation, to provide additional funding in excess of $198 million up to its portion of the revised cost estimate. For the period 2004 through 2006, we expect to make capital contributions of up to $128 million for our portion of the Wausau to Duluth transmission line. In exchange, we will receive increased ownership in the American Transmission Company.

WPS Resources expects to provide additional capital contributions of approximately $12 million to American Transmission Company in 2004 for other projects.

Upper Peninsula Power is expected to incur construction expenditures of about $45 million in the aggregate for the period 2004 through 2006, primarily for electric distribution improvements and repairs and safety measures at hydroelectric facilities.

Capital expenditures identified at WPS Power Development for 2004 are expected to be approximately $5 million, including $2.5 million at the Sunbury facility, which will be reimbursed by Duquesne Light Holdings if the sale of Sunbury is consummated (see Note 5 in Notes to WPS Resources Consolidated


Financial Statements, Assets Held for Sale, for a more detailed discussion on the sale of the Sunbury facility).

Capital expenditures identified at WPS Energy Services for 2004 through 2006 are expected to be approximately $2.7 million.

All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility, and economic trends. Other capital expenditures for WPS Resources and its subsidiaries for 2004 through 2006 could be significant depending on its success in pursuing development and acquisition opportunities. When appropriate, WPS Resources may seek nonrecourse financing for a portion of the cost of these acquisitions.

Capital Resources

For the period 2004 through 2006, WPS Resources plans to use internally generated funds net of forecasted dividend payments, cash proceeds from pending asset sales, and debt and equity financings to fund capital requirements. WPS Resources plans to maintain current debt to equity ratios. Management believes WPS Resources has adequate financial flexibility and resources to meet its future needs.

WPS Resources has the ability to issue up to an additional $176.9 million of debt or equity under its currently effective shelf registration statement. Wisconsin Public Service has the ability to issue up to an additional $25.0 million of debt under its currently effective shelf registration statement. Wisconsin Public Service intends to file a new shelf registration statement during 2004 for an additional $350 million.

WPS Resources and Wisconsin Public Service have 364-day credit line syndications for $225.0 million and $115.0 million, respectively. The credit lines are used to back 100% of WPS Resources' and Wisconsin Public Service's commercial paper borrowing programs and letters of credit for WPS Resources. As of March 31, 2004, there was a total of $294.2 million available under the lines of credit, net of $45.8 million of letters of credit.

In 2003, WPS Resources announced the sale of WPS Power Development's Sunbury generation plant and Wisconsin Public Service announced the sale of its portion of the Kewaunee nuclear power plant. Both of these sales are expected to close in 2004. A portion of the proceeds related to the Sunbury sale may be used to pay the non-recourse debt related to the plant. A portion of the proceeds related to the Kewaunee sale may be used to retire debt at Wisconsin Public Service. The remainder of the proceeds from both the Sunbury and Kewaunee sales will be used by WPS Resources for investing activities and general corporate purposes of its subsidiaries, including reducing the amount of outstanding debt. For more information regarding the Sunbury and Kewaunee sales, see the discussion below.

Other Future Considerations

Sunbury Generation Plant

WPS Resources made capital contributions of $7.0 million to Sunbury in the first quarter of 2004 and $6.5 million in April 2004 to compensate for the impact of decreased capacity revenues, as well as adjustments to Sunbury's operating plan. For 2004, WPS Resources' Board of Directors has granted authorization to contribute up to $24.5 million of capital to Sunbury, which includes the $13.5 million that has already been contributed. These funds will be used to cover operating losses, make principal and interest payments, and purchase emission allowances.

On October 24, 2003, WPS Power Development entered into a definitive agreement to sell its Sunbury generation plant to a subsidiary of Duquesne Light Holdings for approximately $120 million, subject to


certain working capital adjustments and regulatory approval. See Note 5 in Notes to WPS Resources Consolidated Financial Statements, Assets Held for Sale, for more information.

Kewaunee Nuclear Power Plant

On November 7, 2003, Wisconsin Public Service and Wisconsin Power and Light Company entered into a definitive agreement to sell the Kewaunee nuclear power plant to a subsidiary of Dominion Resources, Inc. Wisconsin Public Service is a 59% owner of the Kewaunee nuclear power plant. The transaction is subject to approval from various regulatory agencies, including the Public Service Commission of Wisconsin, the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, and several other state utility regulatory agencies and is projected to close in 2004. Approval has already been obtained from the Federal Trade Commission, the Iowa Utilities Board, the Minnesota Public Utilities Commission, and certain approvals have been obtained from the Federal Energy Regulatory Commission.

Wisconsin Public Service estimates that its share of the cash proceeds from the sale will approximate $130 million, subject to various post-closing adjustments. The cash proceeds from the sale are expected to slightly exceed the carrying value of the Wisconsin Public Service assets being sold. In addition to the cash proceeds, Wisconsin Public Service will retain ownership of the assets contained in its non-qualified decommissioning trust, one of two funds that were established to cover the eventual decommissioning of the Kewaunee nuclear power plant. The pretax fair value of the non-qualified decommissioning trust's assets at March 31, 2004 was $118.1 million. Dominion will assume responsibility for the eventual decommissioning of the Kewaunee nuclear power plant and will receive Wisconsin Public Service's qualified decommissioning trust assets that had a pretax fair value of $240.1 million at March 31, 2004. Wisconsin Public Service will request deferral of the gain expected to result from this transaction and related costs from the Public Service Commission of Wisconsin. Accordingly, the gain on the sale of the plant assets and the related non-qualified decommissioning trust assets is expected to be returned to customers under future rate orders.

Advantage Energy Inc.

On April 7, 2004, WPS Energy Services entered into a stock purchase agreement for the acquisition of all of the outstanding stock of Advantage Energy Inc., a New York based energy marketing company. Founded in 1997, Advantage serves approximately 9,000 accounts with an annual load of approximately 280 megawatts. Consideration for the purchase will consist of an initial cash payment and an earn-out based on a percentage of pre-tax earnings during a three-year period beginning at the effective date of the acquisition. The purchase is expected to be slightly accretive to earnings during the first year and provides a platform upon which WPS Energy Services can leverage its market and operational infrastructure. The anticipated closing date is July 1, 2004 and is subject to approval by the Federal Energy Regulatory Commission.

Regulatory

As a result of the Kewaunee nuclear power plant unplanned outage, which lasted approximately two weeks in January 2004, and other fuel cost increases in 2004, Wisconsin Public Service received an interim fuel rate order from the Public Service Commission allowing for an $8.0 million (1.2%) annual increase in rates that went into effect April 2, 2004. These rates will be subject to refund if Wisconsin Public Service earns more than its allowed return on equity.

On April 1, 2004, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin for an 8.6% increase in retail electric rates over and above a fuel cost adjustment approved for 2004 ($69.4 million in revenues) and a 4.5% increase in natural gas rates ($18.2 million in revenues), both to be effective January 1, 2005. The retail electric rate increase is primarily driven by increased costs related to fuel and purchased power, construction of Weston 4, benefit costs, and transmission service from Midwest Independent System Operator and American Transmission Company LLC. The


natural gas rate increase is primarily related to increases in benefit costs and the cost of distribution system improvements.

On March 31, 2004, Upper Peninsula Power Company submitted an application to the Michigan Public Service Commission to collect $5.2 million for increased power supply costs in 2003. Upper Peninsula Power is requesting to recover these costs over the period January 1, 2005 through December 31, 2005. Hearings on this request will begin in May 2004. In addition, Upper Peninsula Power is requesting to defer the decision regarding recovery of $1.8 million of deferred power supply costs related to the outage of the Presque Isle Power Plant resulting from the Dead River flooding.

GUARANTEES AND OFF BALANCE SHEET ARRANGEMENTS - WPS RESOURCES

As part of normal business, WPS Resources and its subsidiaries enter into various guarantees providing financial or performance assurance to third parties on behalf of certain subsidiaries. These guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes.

The guarantees issued by WPS Resources include intercompany guarantees between parents and their subsidiaries, which are eliminated in consolidation, and guarantees of the subsidiaries' own performance. As such, these guarantees are excluded from the recognition, measurement, and disclosure requirements of Financial Accounting Standards Board Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others."

At March 31, 2004, and December 31, 2003, outstanding guarantees totaled $1,015.8 million and $981.8 million, respectively, as follows:
WPS Resources' Outstanding Guarantees (Millions)	March 31, 2004	December 31, 2003
Guarantees of subsidiary debt	$ 27.2	$ 39.7
Guarantees supporting commodity transactions of subsidiaries	927.2	874.4
Standby letters of credit	55.3	61.1
Surety bonds	0.6	1.1
Other guarantee	5.5	5.5
Total guarantees	$1,015.8	$981.8

WPS Resources' Outstanding Guarantees (Millions) Commitments Expiring	Total Amounts Committed At March 31, 2004	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years

Guarantees of subsidiary debt	$27.2	$ -	$ -	$ -	$ 27.2
Guarantees supporting commodity transactions of subsidiaries	927.2	852.1	63.9	10.7	0.5
Standby letters of credit	55.3	47.2	8.1	-	-
Surety bonds	0.6	0.6	-	-	-
Other guarantee	5.5	-	-	-	5.5
Total guarantees	$1,015.8	$899.9	$72.0	$10.7	$33.2


At March 31, 2004, WPS Resources had outstanding $27.2 million in corporate guarantees supporting indebtedness. Of that total, $27.0 million supports outstanding debt at one of WPS Power Development's subsidiaries. The underlying debt related to these guarantees is reflected on the consolidated balance sheet.

WPS Resources' Board of Directors has authorized management to issue corporate guarantees in the aggregate amount of up to $1.2 billion to support the business operations of WPS Energy Services. WPS Resources primarily issues the guarantees to counterparties in the wholesale electric and natural gas marketplace to provide counterparties the assurance that WPS Energy Services will perform on its obligations and permit WPS Energy Services to operate within these markets. The amount of guarantees actually issued by WPS Resources to support the business operations at WPS Energy Services at March 31, 2004 was $894.2 million and this is reflected in the table above. The amount actually supported is dependent on the amount of outstanding business WPS Energy Services has with the counterparties holding the guarantees at any point in time. WPS Resources reflects WPS Energy Services' obligations supported by these parental guarantees on its consolidated balance sheet either as accounts payable or liabilities from risk management activities.

At March 31, 2004, WPS Resources had issued $23.5 million in corporate guarantees to support the business operation of WPS Power Development, which are reflected in the above table. WPS Resources issues the guarantees for indemnification obligations related to business purchase agreements and counterparties in the wholesale electric marketplace to meet their credit requirements and permit WPS Power Development to operate within these markets. The amount supported is dependent on the amount of the outstanding obligation that WPS Power Development has with the parties holding the guarantees at any point in time. WPS Resources reflects WPS Power Development's obligations supported by these parental guarantees on its consolidated balance sheet as either accounts payable or other liabilities. In February 2004, WPS Resources' Board of Directors authorized management to issue corporate guarantees in the aggregate amount of up to $30.0 million to support business operations at WPS Power Development in addition to guarantees that have received specific Board authorizations.

Another $9.5 million of corporate guarantees support energy and transmission supply at Upper Peninsula Power and are not reflected on WPS Resources' consolidated balance sheet. In February 2004, WPS Resources' Board of Directors authorized management to issue corporate guarantees in the aggregate amount of up to $15 million to support the business operations of Upper Peninsula Power. Corporate guarantees issued in the future under the Board authorized limit may or may not be reflected on WPS Resources' consolidated balance sheet, depending on the nature of the guarantee.

At WPS Resources' request, financial institutions have issued $55.3 million in standby letters of credit for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will request payment from WPS Resources. Any amounts owed by our subsidiaries are reflected in the consolidated balance sheet.

At March 31, 2004, WPS Resources furnished $0.6 million of surety bonds for various reasons including worker compensation coverage and obtaining various licenses, permits, and rights-of-way. Liabilities incurred as a result of activities covered by surety bonds are included in the consolidated balance sheet.

Other guarantee of $5.5 million listed in the above table was issued by Wisconsin Public Service to indemnify a third party for exposures related to the construction of utility assets. This amount is not reflected on the consolidated balance sheet.

See Note 16, "Variable Interest Entities" of WPS Resources' Notes to the Consolidated Financial Statements for information on the implementation of Interpretation No. 46R.


MARKET PRICE RISK MANAGEMENT ACTIVITIES - WPS RESOURCES

WPS Energy Services measures the fair value of contracts, including NYMEX exchange and over-the-counter contracts, natural gas options, natural gas and electric power physical fixed price contracts, basis contracts, and related financial instruments on a mark-to-market basis using risk management systems. The primary input for natural gas pricing is the settled forward price curve of the NYMEX exchange, which includes contracts and options. Basis pricing is derived from published indices and documented broker quotes. WPS Energy Services bases electric prices on published indices and documented broker quotes. The following table provides an assessment of the factors impacting the change in the net value of WPS Energy Services' assets and liabilities from risk management activities during the three months ended March 31, 2004.
WPS Energy Services, Inc. Mark-to-Market Roll Forward (Millions)	Natural Gas	Electric	Total

Fair value of contracts at January 1, 2004	$13.3	$6.3	$19.6
Less - contracts realized or settled during period	(1.0)	(1.2)	(2.2)
Plus - changes in fair value of existing contracts	9.7	1.6	11.3
Other changes in fair value	-	(0.1)	(0.1)
Fair value of contracts at March 31, 2004	$22.0	$6.6	$28.6

The fair value of contracts at January 1, 2004 and March 31, 2004 reflect the values reported on the balance sheet for net mark-to-market current and long-term risk management assets and liabilities as of those dates. Contracts realized or settled during the period include the value of contracts in existence at January 1, 2004 that were no longer included in the net mark-to-market assets as of March 31, 2004 and the amortization of those derivatives designated as normal purchases and sales under Statement No. 133. Changes in fair value of existing contracts include unrealized gains and losses on contracts that existed at January 1, 2004 and contracts that were entered into subsequent to January 1, 2004, which are included in WPS Energy Services' portfolio at March 31, 2004. There were, in many cases, offsetting positions entered into and settled during the period resulting in gains or losses being realized during the current period. The realized gains or losses from these offsetting positions are not reflected in the table above.
WPS Energy Services, Inc. Derivative Contract Aging at Fair Value As of March 31, 2004
Source of Fair Value (Millions)	Maturity less than 1 year	Maturity 1 to 3 years	Maturity 4 to 5 years	Maturity in excess of 5 years	Total fair value
Prices actively quoted	$ 0.9	$0.6	-	-	$ 1.5
Prices provided by external sources	17.6	5.8	-	-	23.4
Prices based on models and other valuation methods	2.3	1.4	-	-	3.7
Total fair value	$20.8	$7.8	-	-	$28.6

"Prices actively quoted" includes NYMEX contracts. "Prices provided by external sources" includes basis swaps and over-the-counter contracts. "Prices based on models and other valuation methods" includes some retail natural gas and electric contracts due to the volume optionality that exists in those contracts. We derive the pricing for all contracts in the above table from active quotes or external sources. Pricing is the most significant variable in the mark-to-market calculations.

WPS Energy Services, as a result of WPS Power Development's acquisition of generating assets in New York, has acquired transmission congestion contracts, which are financial contracts, that hedge price risk between zones within the New York Independent System Operator. The contracts were marked


to fair value using a combination of modeled forward prices and market quotes. The fair market value of the contracts at March 31, 2004 was $1.0 million.

WPS Energy Services employs a variety of physical and financial instruments offered in the marketplace to limit risk exposure associated with fluctuating commodity prices and volumes, enhance value, and minimize cash flow volatility. While risks associated with the power generating capacity, retail electric and natural gas sales are commercially hedged, generally accepted accounting principles related to the recognition of changes in the fair value of derivative instruments as represented by Statement No. 133 preclude matching of gains and losses from the generating capacity with the physical and financial hedging instruments in some reporting periods. The result can cause volatility in earnings of WPS Energy Services. However, the financial impact of this timing difference will be reversed at the time of physical delivery and/or settlement of the transactions. At March 31, 2004, the unrealized mark-to-market gains (after reduction for valuation reserves) were $2.5 million for WPS Energy Services' wholesale electric operations and related hedges that did not qualify for cash flow hedge treatment under Statement No. 133.

WPS Energy Services is also impacted by earnings volatility associated with the natural gas storage cycle, which runs annually from April to March. Injections of natural gas into inventory take place in the summer and natural gas is withdrawn in the winter months. WPS Energy Services' policy is to hedge the price risk of all purchases for storage with sales in the over-the-counter and futures markets. Current accounting rules allow for the marking-to-market of forward sales, but do not allow for the marking-to-market of the related gas inventory. This results in gains and losses that are recognized in different interim periods. We anticipate the financial impact of this timing difference will reverse by the end of the storage cycle. At December 31, 2003, there were pre-tax mark-to-market losses of $2.6 million recorded (related to the natural gas storage cycle). During the first quarter of 2004, $1.0 million of the loss was reversed due to withdrawal of gas from inventory and market price changes, resulting in a mark-to-market liability of $1.6 million at March 31, 2004.

CRITICAL ACCOUNTING POLICIES - WPS RESOURCES

In accordance with the rules proposed by the Securities and Exchange Commission in May 2002, we reviewed our critical accounting policies for new critical accounting estimates and other significant changes. We found that the disclosures made in our 2003 Form 10-K are still current and that there have been no significant changes.


RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

Wisconsin Public Service Corporation is a regulated electric and natural gas utility as well as a holding company exempt from the Public Utility Holding Company Act of 1935. Electric operations accounted for approximately 53.3% of revenues for the first three months of 2004, while gas operations accounted for 46.7% of revenues for the first three months of 2004.

First Quarter 2004 Compared with First Quarter 2003

Wisconsin Public Service Corporation Overview

Wisconsin Public Service's results of operations for the quarters ended March 31 are shown in the following table:
Wisconsin Public Service's Results (Millions)	2004	2003	Change

Operating revenues	$372.0	$351.7	5.8%
Earnings on common stock	32.5	23.9	36.0%

Gas and electric rate increases contributed to the increase in Wisconsin Public Service's operating revenues for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003.

Earnings from electric utility operations were $16.6 million for the first quarter of 2004 compared with $9.9 million in the first quarter of 2003. Earnings from gas utility operations were $13.6 million for the first quarter of 2004 compared with $12.6 million for the first quarter of 2002. Improved economic conditions bolstered sales volumes to Wisconsin Public Service's higher margin customers in the first quarter of 2004. Timely retail electric rate relief in 2004 compared to the delay in receiving retail electric rate relief in 2003 also had a favorable impact on Wisconsin Public Service's earnings. Increased natural gas margins (discussed in further detail below) contributed to the $1.0 million increase in gas utility earnings.

Electric Utility Operations
	First Quarter
Electric Utility Results (Millions)	2004	2003	Change

Revenues	$198.4	$178.1	11.4%
Fuel and purchased power	61.1	58.3	4.8%
Margins	$137.3	$119.8	14.6%
Sales in kilowatt-hours	3,382.4	3,364.6	0.5%

Electric utility revenues increased $20.3 million (11.4%) for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Electric utility revenues increased largely due to retail and wholesale electric rate increases for Wisconsin Public Service's Wisconsin and Michigan customers that were approved by regulatory authorities (as discussed in more detail previously within "Results of Operations - WPS Resources Corporation"). The rate increases were necessary to recover increased operating costs. Electric utility sales volumes were flat for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003.

Largely due to the retail and wholesale electric rate increases mentioned above and favorable changes in sales mix, electric margins at Wisconsin Public Service increased $17.5 million (14.6%). While total sales volumes remained relatively unchanged for the quarter ended March 31, 2004 compared to March 31, 2003, sales volumes to Wisconsin Public Service's higher margin customers increased 3.9%. The increased sales volumes to these higher margin customer classes reflect growth within our service area and improvement in the economy. There was also a negative impact to margin related to purchased power costs that were 25.2% higher (on a per unit basis) in the first quarter of 2004 compared to the first


quarter of 2003. Wisconsin Public Service purchased additional power due to an unscheduled outage at the Kewaunee Nuclear Power Plant, which lasted for approximately two weeks in January 2004. The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs fall outside a specified range. Wisconsin Public Service may file an application to adjust rates either higher or lower when costs are plus or minus 2% from forecasted costs. Wisconsin Public Service received an interim fuel rate order from the Public Service Commission of Wisconsin allowing for an $8.0 million (1.2%) annual increase in rates due largely to the increased cost of fuel and purchased power resulting from the Kewaunee Nuclear Power Plant outage. The interim rate order did not impact margins during the first quarter of 2004 as it was not effective until April 2, 2004.

Gas Utility Operations
	First Quarter
Gas Utility Results (Millions)	2004	2003	Change

Revenues	$173.6	$173.6	-%
Purchase costs	128.3	130.8	(1.9%)
Margins	$ 45.3	$ 42.8	5.8%
Throughput in therms	316.9	335.2	(5.5%)

Gas utility revenues were unchanged for the quarters ended March 31, 2004 and March 31, 2003 at $173.6 million. The Public Service Commission of Wisconsin issued a final order authorizing a natural gas rate increase of $8.9 million (2.2%), effective January 1, 2004. Natural gas prices also increased 5.3% for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Following regulatory practice, Wisconsin Public Service passes changes in the total cost of natural gas on to customers through a purchased gas adjustment clause, as allowed by the Public Service Commission of Wisconsin and the Michigan Public Service Commission. The increased revenues attributed to the rate increase and higher natural gas prices were offset by an overall 5.5% decrease in natural gas throughput volumes that was largely driven by warmer weather during the first quarter of 2004 compared to the first quarter of 2003.

The natural gas utility margin increased $2.5 million (5.8%) for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. The higher natural gas utility margin is largely due to the rate increase mentioned above.

Operating Expenses
	First Quarter
Wisconsin Public Service (Millions)	2004	2003	Change
Operating and maintenance expense	$ 95.3	$ 89.5	6.5%
Depreciation and decommissioning expense	21.9	20.5	6.8%

Operating and Maintenance expense

Wisconsin Public Service's operating and maintenance expenses increased $5.8 million (6.5%) for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Pension, postretirement medical, and active medical costs incurred at Wisconsin Public Service accounted for approximately $3.2 million of the increase, with the remaining increase largely driven by amortization of expenses incurred in conjunction with the implementation of the automated meter reading system (previously deferred as a regulatory asset) and increased payroll costs. These increases were partially offset by a decrease in maintenance expenses as compared to the first quarter of 2003.


Depreciation and Decommissioning expense

Depreciation and decommissioning expense increased $1.4 million (6.8%) at Wisconsin Public Service as a result of continued capital investment, partially offset by a reduction of decommissioning expense, which was reflected in the 2004 Wisconsin rate case.

LIQUIDITY AND CAPITAL RESOURCES - WISCONSIN PUBLIC SERVICE

Wisconsin Public Service believes that its cash, operating cash flows, and borrowing ability because of strong credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. However, the Wisconsin Public Service Corporation's operating cash flow and access to capital markets can be impacted by macroeconomic factors outside its control. In addition, Wisconsin Public Service's borrowing costs can be impacted by its short and long-term debt ratings assigned by independent rating agencies, which in part are based on certain credit measures such as interest coverage and leverage ratios. Currently, we believe these ratings continue to be among the best in the energy industry (see Financing Cash Flows, Credit Ratings below).

Operating Cash Flows

During the first quarter 2004, net cash provided by operating activities was $99.9 million, compared with $77.5 million in 2003. The increase in cash provided by operating activities was primarily due to decreased working capital requirements, primarily related to inventory. The decrease in inventory was driven by normal seasonal activity as gas is generally stored at December 31 for release during the first quarter. Stored gas inventories were higher at December 31, 2003 compared to December 31, 2002 and, therefore, the release of these inventories for sale in the first quarter 2004 provided more cash to operations compared to the release of stored inventories in the first quarter of 2003.

Investing Cash Flows

Net cash used for investing activities was $33.9 million in the first quarter 2004 compared to $26.5 million in 2003. The increase is primarily attributed to an increase in capital expenditures.

Capital Expenditures

Capital expenditures by business segment for the quarters ended March 31, 2004 and March 31, 2003 are as follows:

	First Quarter Ended March 31,
(Millions)	2004	2003
Electric utility	$28.4	$22.1
Gas utility	9.6	3.6
Other	0.0	0.6
WPSC consolidated	$38.0	$26.3

The increase in capital expenditures at the electric utility in the first quarter of 2004 as compared to the first quarter of 2003 are mainly due to increased capital expenditures associated with the construction of a 500-megawatt coal-fired generation facility located near Wausau, Wisconsin. Gas utility capital expenditures increased primarily due to the installation of automated meter reading.


As part of its regulated utility operations, on September 26, 2003 Wisconsin Public Service submitted an application for a Certificate of Public Convenience and Necessity to the Public Service Commission of Wisconsin seeking approval to construct a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. The facility is estimated to cost approximately $770 million (including the acquisition of coal trains), assuming the Public Service Commission of Wisconsin allows a current return on construction costs. As of March 31, 2004, Wisconsin Public Service has incurred a total cost of $7.7 million related to this project. In addition, Wisconsin Public Service expects to incur additional construction costs of approximately $41 million to fund construction of the transmission facilities required to support the generation facility through the date the generation facility goes into service. American Transmission Company will reimburse Wisconsin Public Service for the construction costs of the interconnection and related carrying costs when the generation facility becomes commercially operational.

On February 11, 2004, the Public Service Commission of Wisconsin determined Wisconsin Public Service's application is "complete". The Public Service Commission of Wisconsin and the Wisconsin Department of Natural Resources have 180 days from that date to make a decision on the project. However, the Public Service Commission has made a request to the Dane County Court of Appeals for a 180-day extension of this time period. It is expected that the request for extension will be approved. The Public Service Commission has issued a declaratory order granting Wisconsin Public Service assurance of recovery of its reasonable "pre-certification" costs in the event that Weston 4 is not constructed, and authorizing it to defer a current return on Construction Work in Progress at its overall authorized cost of capital until a future rate proceeding. On March 17, 2004, the Wisconsin Department of Natural Resources and the Public Service Commission of Wisconsin issued the WPS Weston Unit 4 Power Plant Draft Environmental Impact Statement. Hearings on major permit applications are tentatively scheduled for August 2004. Wisconsin Public Service expects to receive permits and commence construction in October 2004. A more detailed discussion of the generation facility is included in our 2003 Form 10-K.

Financing Cash Flows

Net cash used in financing activities was $69.7 million in the first quarter 2004 compared to cash used for financing activities of $44.2 million in the first quarter 2003. Due to strong operating cash flows in the first quarter of 2004 Wisconsin Public Service had sufficient cash on hand to fund its investing activities and did not require short-term borrowings in the first quarter of 2004.

Wisconsin Public Service is restricted by a Public Service Commission of Wisconsin order limiting the payment of normal common stock dividends to no more than 109% of the previous year's common stock dividend, without prior notice to the Commission. In addition, Wisconsin Public Service's restated articles of incorporation limit the amount of common stock dividends that Wisconsin Public Service can pay to certain percentages of its prior twelve-month net income, if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization.

Significant Financing Activities

As of March 31, 2004, Wisconsin Public Service was in compliance with all of the covenants under its line of credit and its other debt obligations.

Wisconsin Public Service had no outstanding commercial paper borrowings at March 31, 2004. At March 31, 2003, Wisconsin Public Service had $40.0 million of outstanding commercial paper borrowings. At March 31, 2004 and 2003, Wisconsin Public Service had a $10.0 million short-term note that renews semi-annually and is due "on demand".

On January 19, 2004, Wisconsin Public Service retired $49.9 million of its 7.125% series first mortgage bonds. These bonds had an original maturity date of July 1, 2023.

Wisconsin Public Service used short-term debt to retire $50.0 million of 6.8% first mortgage bonds on February 1, 2003 that had reached maturity.


Credit Ratings

Wisconsin Public Service uses internally generated funds and commercial paper borrowings to satisfy most of its capital requirements. Wisconsin Public Service also periodically issues long-term debt, receives equity contributions from WPS Resources, and makes payments for return of capital to WPS Resources to reduce short-term debt, fund future growth, and maintain capitalization ratios as authorized by the Public Service Commission of Wisconsin.

The current credit ratings for Wisconsin Public Service are listed in the table below.
Credit Ratings	Standard & Poor's	Moody's
Wisconsin Public Service Corporation Bonds Preferred stock Commercial paper Credit line syndication	AA- A A-1+ -	Aa2 A2 P-1 Aa3

The above ratings were unchanged since December 31, 2003. We believe these ratings continue to be among the best in the energy industry, and allow us to access commercial paper and long-term debt markets on favorable terms. Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating.

Rating agencies use a number of both quantitative and qualitative measures in determining a company's credit rating. These measures include business risk, liquidity risk, competitive position, capital mix, financial condition, predictability of cash flows, management strength, regulatory risk, and future direction. Some of the quantitative measures can be analyzed through a few key financial ratios, while the qualitative ones are more subjective.

Wisconsin Public Service holds a credit line to back 100% of its commercial paper borrowing. This credit facility is based on a credit rating of A-1+/P-1. A decrease in the commercial paper credit rating could adversely affect the company by increasing the interest rates at which it can borrow and potentially limiting the availability of funds to the company through the commercial paper market. A restriction in the company's ability to use commercial paper borrowing to meet its working capital needs could require it to secure funds through alternate sources resulting in higher interest expense, higher credit line fees, and a potential delay in the availability of funds.


Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of Wisconsin Public Service, including its subsidiaries.

		Payments Due By Period
Contractual Obligations As of March 31, 2004 (Millions)	Total Amounts Committed	Less than 1 year	1 to 3 years	3 to 5 years	Over 5 years

Long-term debt principal and interest payments	$ 786.8	$ 27.1	$ 54.1	$ 54.1	$ 651.5
Operating lease obligations	14.7	4.1	3.4	2.3	4.9
Commodity purchase obligations	1,069.0	152.3	323.7	215.4	377.6
Purchase orders	445.5	191.3	201.8	52.3	0.1
Other	77.5	20.3	57.2	-	-
Total contractual cash obligations	$2,393.5	$395.1	$640.2	$324.1	$1,034.1

Long-term debt principal and interest payments represent bonds issued, notes issued, and loans made to Wisconsin Public Service. We record all principal obligations on the balance sheet. Commodity purchase obligations represent mainly commodity purchase contracts of Wisconsin Public Service. Wisconsin Public Service expects to recover the costs of its contracts in future customer rates. Purchase orders include obligations related to normal business operations and large construction obligations. Other mainly represents expected pension and post-retirement funding obligations in 2004 and 2005.

Capital Requirements

Refer to the Liquidity and Capital Resources section of the WPS Resources Management and Discussion Analysis for a detailed discussion of Wisconsin Public Service's capital requirements.

Capital Resources

For the period 2004 through 2006, Wisconsin Public Service plans to use funds internally generated net of forecasted dividend payments, cash proceeds from pending asset sales, and debt and equity financings to fund future capital requirements. Wisconsin Public Service plans to maintain debt to equity ratios consistent with the Public Service Commission of Wisconsin rate order in effect at the time. Management believes Wisconsin Public Service has adequate financial flexibility and resources to meet its future needs.

Wisconsin Public Service has the ability to issue up to an additional $25.0 million of debt under its currently effective shelf registration statement. Wisconsin Public Service intends to file a new shelf registration statement in 2004 for an additional $350.0 million.

Wisconsin Public Service has a 364-day credit line syndication for $115.0 million. The credit line is used to back 100% of Wisconsin Public Service's commercial paper borrowing program. As of March 31, 2004, Wisconsin Public Service has a total of $115.0 million available under its line of credit.

In 2003, Wisconsin Public Service announced the sale of its portion of the Kewaunee nuclear power plant. This sale is expected to settle in 2004. A portion of the proceeds related to the Kewaunee sale may be used to retire debt at Wisconsin Public Service. The remainder of the proceeds will be used for general corporate purposes. For more information regarding the Kewaunee sale, see the discussion below.


Other Future Considerations

Kewaunee Nuclear Power Plant

Refer to the Liquidity and Capital Resources section of the WPS Resources Management and Discussion Analysis for a detailed discussion of the proposed sale of Wisconsin Public Services' interest in the Kewaunee Nuclear Power Plant.

Regulatory

As a result of the Kewaunee nuclear power plant unplanned outage which lasted for approximately two weeks in January 2004, and other fuel cost increases in 2004, Wisconsin Public Service received an interim fuel rate order from the Public Service Commission allowing for an $8.0 million (1.2%) annual increase in rates that went into effect April 2, 2004. These rates will be subject to refund if Wisconsin Public Service earns more than its allowed return on equity.

On April 1, 2004, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin for a 9.8% increase in Wisconsin retail electric rates and a 4.5% increase in Wisconsin retail natural gas rates. Wisconsin Public Service requested a 12.0% return on equity and anticipates an order in the fourth quarter of 2004, with new rates effective January 1, 2005.

OFF BALANCE SHEET ARRANGEMENTS - WISCONSIN PUBLIC SERVICE

See WPS RESOURCES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for information regarding off balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES - WISCONSIN PUBLIC SERVICE

In accordance with the rules proposed by the Securities and Exchange Commission in May 2002, we reviewed our critical accounting policies for new critical accounting estimates and other significant changes. We found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2003 are still current and that there have been no significant changes.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

WPS Resources has potential market risk exposure related to interest rate risk, equity return and principal preservation risk, and commodity price risk. Our exposure to interest rate risk relates primarily to long-term debt and short-term commercial paper borrowing. Exposure to equity return and principal preservation risk results from various debt and equity security investments in our employee benefit and nuclear decommissioning trust funds. Exposure to commodity price risk exists with respect to the price of coal, uranium, electricity, natural gas, and fuel oil. WPS Resources has risk management policies in place to monitor and assist in controlling these market risks and uses derivative instruments to manage some of these exposures. WPS Resources is also exposed to foreign currency risk as a result of foreign operations owned and operated in Canada and transactions denominated in Canadian dollars for the purchase and sale of natural gas by one of our nonregulated subsidiaries. WPS Resources has approved processes in place to protect against this risk. The foreign currency exchange risk to WPS Resources is not significant at March 31, 2004.

To measure commodity price risk exposure, WPS Resources performs a value-at-risk (VaR) analysis on third party exposures. VaR is estimated using a delta-normal approximation based on a one-day holding period and 95% confidence level. For further explanation of our VaR calculation, see the 2003 Form 10-K.

In the first quarter of 2004, certain of WPS Power Development's merchant plants were under contract to WPS Energy Services. WPS Energy Services has the ability to reduce market price risk and extract additional value from these plants through the use of various financial and physical tools (including forward contracts and options). Due to the fact that a majority of WPS Power Development's risk is now essentially managed and reported through WPS Energy Services, a separate VaR amount has not been presented for WPS Power Development. WPS Energy Service's VaR amount was calculated to be $0.5 million at March 31, 2004 compared with $0.8 million at December 31, 2003.

Other than the above-mentioned changes, WPS Resources' market risks have not changed materially from the market risks reported in the 2003 Form 10-K.


Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, WPS Resources' and Wisconsin Public Service's management evaluated, with the participation of WPS Resources' and Wisconsin Public Service's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of WPS Resources' and Wisconsin Public Service's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, WPS Resources' and Wisconsin Public Service's disclosure controls and procedures were effective as of the date of such evaluation in timely alerting them to material information relating to WPS Resources and Wisconsin Public Service (including their consolidated subsidiaries) required to be included in their periodic Securities and Exchange Commission filings, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls

There were no significant changes in WPS Resources' and Wisconsin Public Service's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.


Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Stray Voltage Claims

From time to time Wisconsin Public Service Corporation has been sued by dairy farmers who allege that they have suffered loss of milk production and other damages supposedly due to "stray voltage" from the operation of the Wisconsin Public Service's electrical system. Past cases have been resolved without any material adverse effect on the financial statements of Wisconsin Public Service. Currently, there are four such cases pending in state court in Wisconsin. A fifth case was recently dismissed after the plaintiff agreed to withdraw his claim with prejudice. Of the remaining four cases, three are in the pretrial process and one is on appeal, following a trial.

The Public Service Commission of Wisconsin has established certain requirements for all utilities subject to its jurisdiction with respect to stray voltage. The Public Service Commission of Wisconsin has defined what constitutes "stray voltage," established a level of concern at which some utility corrective action is required, and set forth test protocols to be employed in evaluating whether a stray voltage problem exists. Based upon the information available to it to date, Wisconsin Public Service believes that it was in compliance with the Public Service Commission's orders, and that none of the plaintiffs in the three cases awaiting trial had a stray voltage problem as defined by the Public Service Commission. Nonetheless, last spring the Supreme Court of Wisconsin ruled in the case Hoffmann v. WEPCO that a utility could be liable in tort to a farmer for damage from stray voltage even though the utility had complied with the Public Service Commission's established level of concern.

One of the cases, Russell Allen v. Wisconsin Public Service Corp., is currently on appeal in the Wisconsin Court of Appeals from a jury verdict that awarded the plaintiff $750,000 of economic damages and $1,000,000 for nuisance. The record for the appeal has been submitted and Wisconsin Public Service's initial brief is due April 26, 2004. Briefing should be completed by July. There is no guarantee when a decision will be issued, but none is expected this year. The other three pending cases have trial dates between October of 2004 and April of 2005. Discovery is in different stages for the different cases. In those cases reviewed to date by expert witnesses retained by Wisconsin Public Service, the experts do not believe that there is scientific basis for concluding that electricity has harmed or damaged the plaintiffs or their cows. Accordingly, Wisconsin Public Service is vigorously defending and contesting these actions.

Wisconsin Public Service has insurance coverage for these claims, but the policies have customary self-insured retentions per occurrence. Based upon the information known at this time and the availability of insurance, Wisconsin Public Service believes that the total cost to it of resolving the remaining four actions will not be material.

All three of the cases awaiting trial include a claim for common law punitive damages as well as a claim for treble damages under a Wisconsin statute, sec. 196.64. In light of the information it now has, Wisconsin Public Service does not believe there is any basis for the award of punitive or treble damages in these cases. However, if a jury awarded such damages, and if the total of defense costs and the verdict exceeded the self-insured retention, Wisconsin Public Service believes its insurance policies would cover such a verdict.

Item 5. Other Information

Generation Facilities

In September 2003, Wisconsin Public Service applied to the Public Service Commission of Wisconsin for authority to construct a 500-megawatt coal-fired electric generating facility near Wausau, Wisconsin. The Public Service Commission of Wisconsin ruled the application "complete" on February 11, 2004. The Public Service Commission of Wisconsin and the Wisconsin Department of Natural Resources have


180 days from that date to make a decision on the project. However, the Public Service Commission has made a request to the Dane County Court of Appeals for a 180-day extension of this time period. It is expected that the request for extension will be approved. The Public Service Commission has issued a declaratory order granting Wisconsin Public Service assurance of recovery of its reasonable "pre-certification" costs in the event that Weston 4 is not constructed, and authorizing it to defer a current return on Construction Work in Progress at its overall authorized cost of capital until a future rate proceeding. On March 17, 2004, the Wisconsin Department of Natural Resources and the Public Service Commission of Wisconsin issued the WPS Weston Unit 4 Power Plant Draft Environmental Impact Statement. Hearings on major permit applications are tentatively scheduled for August 2004. Wisconsin Public Service expects to receive permits and commence construction in October 2004.

Regulatory Matters

On April 1, 2004, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin for an 8.6% increase in retail electric rates over and above a fuel cost adjustment approved for 2004 ($69.4 million in revenues) and a 4.5% increase in retail natural gas rates ($18.2 million in revenues), both to be effective January 1, 2005. The electric rate increase is primarily driven by increased costs related to fuel and purchase power, construction of Weston 4, benefit costs and transmission service from Midwest Independent System Operator and American Transmission Company LLC. The retail natural gas rate increase is primarily related to increases in benefit costs and the cost of distribution system improvements.

On March 31, 2004, Upper Peninsula Power Company submitted an application with the Michigan Public Service Commission to collect $5.2 million for increased power supply costs in 2003. Upper Peninsula Power is requesting to recover these costs over the period January 1, 2005 through December 31, 2005. Hearings on this request will begin in May 2004. In addition, Upper Peninsula Power is requesting to defer the decision regarding recovery of $1.8 million of deferred power supply costs related to the outage of the Presque Isle Power Plant resulting from the Dead River flooding.

Future Shareholder Proposals

The deadline for submission of proposals which our shareholders intend to present at and have included in our proxy statement for the 2005 annual meeting of shareholders pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended, is December 10, 2004. In addition, a shareholder who otherwise intends to present business at the 2005 annual meeting (including, nominating persons for election as directors), other than a shareholder proposal pursuant to Rule 14a-8, must comply with the requirements set forth in the WPS Resources By-laws. As provided in the WPS Resources By-laws, any nominations for directors or other business (except shareholder proposals submitted pursuant to Rule 14a-8) must be received between January 28, 2005 and February 22, 2005, or they will be considered untimely. If untimely, WPS Resources will not be required to present such proposals at the 2005 annual meeting or, if WPS Resources chooses to present such proposal at the 2005 annual meeting, the persons named in proxies solicited by the board of directors of WPS Resources for its 2005 annual meeting of shareholders may exercise discretionary voting power with respect to any such proposal. Proposals should be submitted to Barth J. Wolf, Secretary and Manager - Legal Services, WPS Resources Corporation, P.O. Box 19001, Green Bay, WI 54307-9001.


Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

The following documents are attached as exhibits:

		3.1	WPS Resources Corporation By-Laws amendment effective April 1, 2004

		3.2	WPS Resources Corporation By-Laws as amended through April 1, 2004

		12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges
		12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
		31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
		31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
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

A Form 8-K, dated January 29, 2004, was furnished by WPS Resources Corporation reporting, under Item 7 and Item 9, WPS Resources Corporation's news release announcing its earnings for the year and quarter ended December 31, 2003.

A Form 8-K, dated April 21, 2004, was furnished by WPS Resources Corporation reporting, under Item 7 and Item 9, WPS Resources Corporation's news release announcing its earnings for the quarter and three months ended March 31, 2004.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, WPS Resources Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WPS Resources Corporation

Date: May 6, 2004	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: May 6, 2004	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)


WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004
Exhibit No.	Description

3.1	WPS Resources Corporation By-Laws amendment effective April 1, 2004

3.2	WPS Resources Corporation By-Laws as amended through April 1, 2004

12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges
12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
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
