Form 10-Q
period 2004-09-30
WISCONSIN PUBLIC SERVICE CORP; WPS RESOURCES CORP
filed 2004-11-05
CIK 107833, 916863

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

WPS Resources Corporation	Yes [x] No [ ]
Wisconsin Public Service Corporation	Yes [x] No [ ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).

WPS Resources Corporation	Yes [x] No [ ]
Wisconsin Public Service Corporation	Yes [ ] No [x ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:
WPS RESOURCES CORPORATION	Common stock, $1 par value, 37,386,727 shares outstanding at October 31, 2004

WISCONSIN PUBLIC SERVICE CORPORATION	Common stock, $4 par value, 23,896,962 shares outstanding at October 31, 2004

______________________________________________________________________________
______________________________________________________________________________


WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004 CONTENTS
		Page

	FORWARD-LOOKING STATEMENTS	4

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	WPS RESOURCES CORPORATION
	Consolidated Statements of Income	5
	Consolidated Balance Sheets	6
	Consolidated Statements of Cash Flows	7

	WISCONSIN PUBLIC SERVICE CORPORATION
	Consolidated Statements of Income	8
	Consolidated Balance Sheets	9
	Consolidated Statements of Capitalization	10
	Consolidated Statements of Cash Flows	11

	CONDENSED NOTES TO FINANCIAL STATEMENTS OF
	WPS Resources Corporation and Subsidiaries Wisconsin Public Service Corporation and Subsidiaries	12-32

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for
	WPS Resources Corporation	33-62
	Wisconsin Public Service Corporation	63-70

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	71

Item 4.	Controls and Procedures	72

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	73

Item 6.	Exhibits	73

Signatures		74-75
EXHIBIT INDEX		76

3.1	Wisconsin Public Service Corporation By-Laws as in Effect August 15, 2004
12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges
12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
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
  expectations regarding future revenues or expenses,
  estimated future capital expenditures,
  expected costs of purchased power in the future,
  costs of decommissioning generation plants,
  recovery of deferred costs,
  future cleanup costs associated with manufactured gas plant sites, future compliance costs with environmental clean air regulations, and statements regarding trends or estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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


PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions, except share amounts)	2004	2003	2004	2003

Nonregulated revenue	$793.4	$719.9	$2,550.1	$2,350.9
Utility revenue	279.1	269.5	941.6	892.2
Total revenues	1,072.5	989.4	3,491.7	3,243.1

Nonregulated cost of fuel, gas, and purchased power	769.7	694.8	2,459.4	2,266.5
Utility cost of fuel, gas, and purchased power	97.3	98.4	404.9	403.2
Operating and maintenance expense	118.0	104.2	375.8	340.8
Depreciation and decommissioning expense	26.1	28.6	78.4	79.7
Taxes other than income	11.5	11.0	34.8	32.5
Operating income	49.9	52.4	138.4	120.4

Miscellaneous income	9.9	8.8	20.8	17.7
Interest expense and distributions on trust preferred securities	(13.4)	(14.0)	(39.9)	(41.8)
Minority interest	1.2	2.0	2.3	4.3
Other expense	(2.3)	(3.2)	(16.8)	(19.8)

Income before taxes	47.6	49.2	121.6	100.6
Provision for income taxes	9.8	16.0	26.7	22.4
Income from continuing operations	37.8	33.2	94.9	78.2

Discontinued operations, net of tax	(2.3)	1.6	(10.6)	(9.3)
Net income before cumulative effect of change in
accounting principles	35.5	34.8	84.3	68.9

Cumulative effect of change in accounting principles, net of tax	-	-	-	3.2
Net income before preferred stock dividends of subsidiary	35.5	34.8	84.3	72.1

Preferred stock dividends of subsidiary	0.7	0.7	2.3	2.3
Income available for common shareholders	$34.8	$34.1	$82.0	$69.8

Average shares of common stock
Basic	37.4	32.6	37.2	32.5
Diluted	37.6	32.9	37.5	32.6

Earnings (loss) per common share (basic)
Income from continuing operations	$0.99	$1.00	$2.49	$2.34
Discontinued operations	($0.06)	$0.05	($0.29)	($0.29)
Cumulative effect of change in accounting principles	-	-	-	$0.10
Earnings per common share (basic)	$0.93	$1.05	$2.20	$2.15

Earnings (loss) per common share (diluted)
Income from continuing operations	$0.99	$0.99	$2.47	$2.33
Discontinued operations	($0.06)	$0.05	($0.28)	($0.29)
Cumulative effect of change in accounting principles	-	-	-	$0.10
Earnings per common share (diluted)	$0.93	$1.04	$2.19	$2.14

Dividends per common share declared	$0.555	$1.090	$1.645	$2.160

The accompanying condensed notes are an integral part of these statements.


WPS RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30	December 31
(Millions)	2004	2003

Assets
Cash and cash equivalents	$55.1	$50.7
Restricted funds	4.4	3.2
Accounts receivable - net of reserves of $6.9 and $6.6, respectively	393.2	502.4
Accrued unbilled revenues	52.0	90.0
Inventories	187.6	178.3
Current assets from risk management activities	558.5	518.1
Assets held for sale	121.4	116.4
Other current assets	86.3	86.4
Current assets	1,458.5	1,545.5

Property, plant, and equipment - net of reserves of $1,583.6 and $1,511.7, respectively	1,927.4	1,828.7
Nuclear decommissioning trusts	337.1	332.3
Regulatory assets	128.6	127.7
Long-term assets from risk management activities	107.9	104.3
Other	375.3	353.8
Total assets	$4,334.8	$4,292.3

Liabilities and Shareholders' Equity
Short-term debt	$143.6	$38.0
Current portion of long-term debt	6.3	56.6
Note payable to preferred stock trust	-	51.5
Accounts payable	461.0	510.7
Current liabilities from risk management activities	528.4	517.3
Liabilities held for sale	2.5	2.7
Current deferred income taxes	9.3	1.7
Other current liabilities	89.3	86.9
Current liabilities	1,240.4	1,265.4

Long-term debt	868.8	871.9
Long-term deferred income taxes	88.2	78.8
Deferred investment tax credits	16.5	17.7
Regulatory liabilities	286.5	304.4
Environmental remediation liabilities	36.8	37.9
Pension and postretirement benefit obligations	151.6	137.7
Long-term liabilities from risk management activities	92.3	92.2
Asset retirement obligations	359.1	344.0
Other	87.8	88.0
Long-term liabilities	1,987.6	1,972.6

Commitments and contingencies

Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	1,055.7	1,003.2
Total liabilities and shareholders' equity	$4,334.8	$4,292.3

The accompanying condensed notes are an integral part of these statements.


WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(Millions)	2004	2003
Operating Activities
Net income before preferred stock dividends of subsidiary	$84.3	$72.1
Adjustments to reconcile net income before preferred stock dividends of subsidiary to net cash provided by operating activities
Discontinued operations, net of tax	10.6	9.3
Depreciation and decommissioning	78.4	79.7
Amortization of nuclear fuel and other	31.0	30.1
Unrealized gain on investments	(3.3)	(5.5)
Equity earnings from nonconsolidated investments	(7.4)	(0.4)
Pension and post retirement expense	30.4	20.0
Deferred income taxes	9.0	11.9
Unrealized (gains)/losses on nonregulated energy contracts	(0.3)	6.9
Gain on sale of partial interest in synthetic fuel operation	(5.6)	(5.8)
Cumulative effect of change in accounting principles, net of tax	-	(3.2)
Other	(13.0)	(19.6)
Changes in working capital
Receivables, net	137.6	(4.7)
Inventories	(11.7)	(82.1)
Other current assets	0.8	(17.6)
Accounts payable	(62.2)	6.0
Other current liabilities	(13.1)	1.7
Net cash operating activities	265.5	98.8

Investing Activities
Capital expenditures	(197.2)	(117.3)
Sale of property, plant and equipment	4.7	24.1
Purchase of equity investments and other acquisitions	(37.5)	(50.1)
Dividends received from equity investments	14.9	7.1
Decommissioning funding	(0.3)	(2.2)
Other	7.7	1.8
Net cash investing activities	(207.7)	(136.6)

Financing Activities
Short-term debt - net	102.4	134.9
Repayment of long-term debt and note to preferred stock trust	(103.2)	(75.1)
Payment of dividends
Preferred stock	(2.3)	(2.3)
Common stock	(60.9)	(51.8)
Issuance of common stock	22.3	24.1
Purchase of common stock	-	(0.8)
Other	(0.9)	5.8
Net cash financing activities	(42.6)	34.8
Change in cash and cash equivalents - continuing operations	15.2	(3.0)

Change in cash and cash equivalents - discontinued operations	(10.8)	0.4
Change in cash and cash equivalents	4.4	(2.6)

Cash and cash equivalents at beginning of period	50.7	43.3
Cash and cash equivalents at end of period	$55.1	$40.7

The accompanying condensed notes are an integral part of these statements.


WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions)	2004	2003	2004	2003

Operating revenues
Electric	$214.6	$205.0	$603.2	$555.7
Gas	45.6	49.0	288.8	294.8
Total operating revenues	260.2	254.0	892.0	850.5
Operating expenses
Electric production fuels	35.5	38.1	102.6	105.2
Purchased power	26.7	25.2	80.9	73.1
Gas purchased for resale	28.8	32.2	203.4	213.3
Other operating expenses	72.1	64.2	226.8	207.2
Maintenance	16.7	14.4	56.8	57.2
Depreciation and decommissioning	21.9	24.6	66.7	68.1
Federal income taxes	11.5	12.2	30.5	24.9
Investment tax credit restored	(0.3)	(0.4)	(1.0)	(1.1)
State income taxes	3.5	3.9	8.6	7.3
Gross receipts tax and other	9.4	9.0	28.8	27.3
Total operating expense	225.8	223.4	804.1	782.5
Operating income	34.4	30.6	87.9	68.0
Other income and (deductions)
Allowance for equity funds used during construction	0.5	0.3	1.5	1.9
Other, net	5.9	6.5	14.9	16.8
Income taxes	(1.2)	(0.8)	(2.2)	(2.6)
Total other income	5.2	6.0	14.2	16.1
Interest expense
Interest on long-term debt	7.4	6.6	22.4	21.1
Other interest	1.2	1.6	3.0	3.7
Allowance for borrowed funds used during construction	(0.2)	(0.3)	(0.5)	(0.8)
Total interest expense	8.4	7.9	24.9	24.0
Minority interest	-	-	-	(1.6)
Net income	31.2	28.7	77.2	58.5
Preferred stock dividend requirements	0.7	0.7	2.3	2.3
Earnings on common stock	$30.5	$28.0	$74.9	$56.2

The accompanying condensed notes are an integral part of these statements.


WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30	December 31
(Millions)	2004	2003
ASSETS

Utility plant
Electric	$2,189.8	$2,121.2
Gas	510.6	457.2
Total	2,700.4	2,578.4
Less - Accumulated depreciation	1,188.1	1,132.4
Total	1,512.3	1,446.0
Nuclear decommissioning trusts	337.1	332.3
Construction in progress	108.3	81.7
Nuclear fuel, less accumulated amortization	23.5	20.3
Net utility plant	1,981.2	1,880.3

Current assets
Cash and cash equivalents	5.3	4.7
Customer and other receivables, net of reserves of $4.7 at September 30, 2004
and $4.4 at December 31, 2003	98.7	103.6
Receivables from related parties	5.2	15.6
Accrued unbilled revenues	26.7	51.3
Fossil fuel, at average cost	15.7	14.9
Gas in storage, at average cost	67.3	50.9
Materials and supplies, at average cost	28.6	26.2
Current assets from risk management activities	6.1	4.5
Prepayments and other	39.9	38.8
Total current assets	293.5	310.5

Regulatory assets	124.0	125.0
Pension assets	64.6	67.8
Goodwill	36.4	36.4
Investments and other assets	161.3	157.7
Total assets	$2,661.0	$2,577.7

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$858.1	$798.2
Preferred stock with no mandatory redemption	51.2	51.2
Long-term debt to parent	12.1	12.4
Long-term debt	496.0	495.4
Total capitalization	1,417.4	1,357.2

Current liabilities
Current portion of long-term debt	-	49.9
Short-term debt	41.0	10.0
Accounts payable	95.8	104.9
Payables to related parties	21.8	14.9
Accrued interest and taxes	9.0	9.3
Other	32.1	16.5
Total current liabilities	199.7	205.5

Long-term liabilities and deferred credits
Long-term deferred income taxes	148.6	134.7
Accumulated deferred investment tax credits	15.5	16.5
Regulatory liabilities	267.5	285.4
Environmental remediation liability	35.1	36.2
Pension and postretirement benefit obligations	149.9	135.9
Asset retirement obligations	359.1	344.0
Other long-term liabilities	68.2	62.3
Total long-term liabilities and deferred credits	1,043.9	1,015.0

Commitments and contingencies
Total capitalization and liabilities	$2,661.0	$2,577.7

The accompanying condensed notes are an integral part of these statements.


WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)	September 30	December 31
(Millions, except share amounts)	2004	2003

Common stock equity
Common stock	$95.6	$95.6
Premium on capital stock	479.8	438.3
Accumulated other comprehensive loss	(15.0)	(14.9)
Retained earnings	297.7	279.2
Total common stock equity	858.1	798.2

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -

Series Shares Outstanding
5.00% 132,000	13.2	13.2
5.04% 30,000	3.0	3.0
5.08% 50,000	5.0	5.0
6.76% 150,000	15.0	15.0
6.88% 150,000	15.0	15.0
Total preferred stock	51.2	51.2

Long-term debt to parent
Series Year Due
8.76% 2015	5.0	5.2
7.35% 2016	7.1	7.2
Total long-term debt to parent	12.1	12.4

Long-term debt
First mortgage bonds
Series Year Due
6.90% 2013	22.0	22.0
7.125% 2023	0.1	50.0
Senior notes
Series Year Due
6.125% 2011	150.0	150.0
4.875% 2012	150.0	150.0
4.8% 2013	125.0	125.0
6.08% 2028	50.0	50.0
Total	497.1	547.0
Unamortized discount and premium on bonds, net	(1.1)	(1.7)
Total long-term debt	496.0	545.3
Current portion	-	(49.9)
Total long-term debt	496.0	495.4
Total capitalization	$1,417.4	$1,357.2

The accompanying condensed notes are an integral part of these statements.


WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(Millions)	2004	2003

Cash flows from operating activities:
Net income	$77.2	$58.5

Adjustments to reconcile net income to net cash from
operating activities -
Depreciation and decommissioning	66.7	68.1
Amortization	29.4	29.3
Deferred income taxes	12.8	8.7
Investment tax credit restored	(1.0)	(1.2)
Allowance for equity funds used during construction	(1.5)	(1.9)
Unrealized (gain) loss on investments	(3.3)	(5.5)
Equity income, net of minority interest	(10.7)	(9.9)
Pension and post retirement expense	22.0	14.1
Other	(6.0)	(8.1)
Changes in -
Customer and other receivables	15.3	22.2
Accrued utility revenues	24.6	20.0
Fossil fuel inventory	(0.8)	4.3
Gas in storage	(16.4)	(25.9)
Miscellaneous assets	(3.7)	(5.1)
Accounts payable	(2.2)	(32.0)
Accrued taxes and interest	(0.3)	(2.6)
Miscellaneous current and accrued liabilities	3.6	2.0
Net cash operating activities	205.7	135.0

Cash flows from investing activities:
Capital expenditures	(185.4)	(106.5)
Sale of property, plant and equipment	-	20.1
Decommissioning funding	(0.3)	(2.2)
Dividends received and return of capital from equity method investment	9.6	5.0
Other	7.1	1.5
Net cash investing activities	(169.0)	(82.1)

Cash flows from financing activities:
Short-term debt - net	31.0	58.0
Payments of long-term debt	(50.2)	(59.4)
Equity contribution from parent	40.0	-
Dividends to parent	(56.3)	(51.8)
Preferred stock dividends	(2.3)	(2.3)
Other	1.7	4.1
Net cash financing activities	(36.1)	(51.4)
Change in cash and equivalents	0.6	1.5
Cash and equivalents at beginning of period	4.7	3.4
Cash and equivalents at end of period	$5.3	$4.9

The accompanying condensed notes are an integral part of these statements.


WPS RESOURCES CORPORATION AND SUBSIDIARIES
WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2004

NOTE 1--FINANCIAL INFORMATION

We have prepared the consolidated financial statements of WPS Resources Corporation and Wisconsin Public Service Corporation under the rules and regulations of the Securities and Exchange Commission. These financial statements have not been audited. Management believes that these financial statements include all adjustments (which unless otherwise noted include only normal recurring adjustments) necessary for a fair presentation of the financial results for each period shown. Certain items from the prior period have been reclassified to conform to the current year presentation. We have condensed or omitted certain financial information and footnote disclosures normally included in our annual audited financial statements. These financial statements should be read along with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2--GROSS PHYSICAL VOLUMES

WPS Energy Services' gross physical volumes of natural gas and electricity delivered for the three and nine months ended September 30, 2004, and September 30, 2003, are reported in the following table.

	Three Months Ended September 30		Nine Months Ended September 30
WPS Energy Services' Gas Results	2004	2003	2004	2003
Wholesale sales volumes in billion cubic feet *	76.9	67.2	187.4	204.9
Retail sales volumes in billion cubic feet *	48.0	47.4	196.1	169.5
* Represents gross volumes physically delivered

	Three Months Ended September 30		Nine Months Ended September 30
WPS Energy Services' Electric Results	2004	2003	2004	2003
Wholesale sales in million kilowatt-hours *	579.2	1,586.9	2,796.1	2,309.7
Retail sales in million kilowatt-hours *	2,027.2	1,623.8	5,237.9	4,864.8
* Represents gross volumes physically delivered

NOTE 3--CASH AND CASH EQUIVALENTS

We consider short-term investments with an original maturity of three months or less to be cash equivalents.

The following is supplemental disclosure to the WPS Resources and Wisconsin Public Service Statements of Cash Flows:

(Millions)	Nine Months Ended September 30
WPS Resources	2004	2003
Cash paid for interest	$34.1	$41.9
Cash paid for income taxes	$26.7	$15.9

Wisconsin Public Service
Cash paid for interest	$19.9	$24.5
Cash paid for income taxes	$25.3	$10.9


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

The following table shows WPS Resources' assets and liabilities from risk management activities:
	Assets		Liabilities
(Millions)	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
Utility Segment
Gas and electric purchase contracts	$ 12.2	$ 8.4	$ -	$ -
Nonregulated Segments
Commodity contracts	600.0	588.7	574.3	586.4
Fair value hedges	1.6	0.3	7.8	4.0
Cash flow hedges
Commodity contracts	52.6	25.0	29.2	9.0
Interest rate swap	-	-	9.4	10.1
Total	$666.4	$622.4	$620.7	$609.5

Utility Segment

Wisconsin Public Service has entered into a limited number of natural gas and electric purchase contracts that are accounted for as derivatives. The Public Service Commission of Wisconsin approved recognizing a regulatory asset or liability for the fair value of derivative amounts as a result of these contracts pursuant to Statement No. 71. Thus, management believes any gains or losses resulting from the eventual settlement of these contracts will be collected from or refunded to customers.

Nonregulated Segments

Our nonregulated segments have also entered into contracts that are accounted for as derivatives under Statement No. 133, as amended and interpreted. At September 30, 2004, those derivatives not designated as hedges are primarily commodity contracts used to manage price risk associated with wholesale and retail natural gas purchase and sale activities and electric energy contracts. Changes in the fair value of derivatives that have not qualified for hedge accounting are recognized currently in earnings.

Our nonregulated segments also enter into derivative contracts that are designated as either fair value or cash flow hedges. Fair value hedges are used to mitigate the risk of changes in prices of natural gas held in storage. The changes in the fair value of these hedges are recognized currently in earnings, as are the changes in fair value of the hedged items. Fair value hedge ineffectiveness recorded in nonregulated revenue on the Consolidated Statements of Income was not significant during the first nine months of 2004 and 2003. At September 30, 2004, a mark-to-market loss of $4.3 million related to the changes in the difference between the spot and forward prices of natural gas was excluded from the assessment of hedge effectiveness. This loss was reported directly in earnings.


Cash flow hedges consist of commodity contracts associated with our energy marketing activities and an interest rate swap. The commodity contracts extend through December 2006. The majority of the commodity contracts were determined to be effective; therefore, the changes in the values of these contracts are included in other comprehensive income, net of deferred taxes. The portion of these contracts that was determined to be ineffective was not significant during the first nine months of 2004 and 2003 and was recorded as a component of nonregulated revenue. When testing for effectiveness, no portion of the derivative instruments was excluded. Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings as the related contracts are settled or if the hedged transaction is discontinued. In the nine months ended September 30, 2004, WPS Energy Services reclassified a $2.8 million gain from other comprehensive income into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions where it was probable that the original forecasted transaction would no longer occur. The amount reclassified during the nine months ended September 30, 2003, was not significant. In the next 12 months, it is expected that $13.8 million will be recognized in earnings due to contracts being settled.

The interest rate swap designated as a cash flow hedge is used to fix the interest rate for the full term of a variable rate loan due in March 2018 used to finance the purchase of the Sunbury generation facility. Because the swap was determined to be effective, the changes in the value of this contract are included in other comprehensive income, net of deferred taxes. Amounts recorded in other comprehensive income related to this swap will be recognized as a component of interest expense as the interest becomes due. In the next 12 months, we expect to expense $2.0 million, assuming interest rates comparable to those at September 30, 2004, and assuming the hedged transaction continues after Sunbury is sold (see Note 5, "Assets Held for Sale," for more information). We did not exclude any components of the derivative instrument's change in fair value from the assessment of hedge effectiveness.

Impact of Adoption of Emerging Issues Task Force Issue No. 03-11

In the fourth quarter of 2003, WPS Resources adopted Emerging Issues Task Force Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-03," which resulted in recording nonregulated revenues net of cost of fuel, natural gas, and purchased power for energy-related transactions entered into after October 1, 2003, that settle financially and for which the commodity does not physically transfer. Had the provisions of Issue No. 03-11 been applied to arrangements entered into before October 1, 2003, previously reported nonregulated revenue would have decreased $62.9 million for the nine months ended September 30, 2003, with a corresponding $62.9 million decrease to nonregulated cost of fuel, natural gas, and purchased power. Neither margins, income, nor cash flows were impacted by the adoption of Issue No. 03-11.

Cumulative Effect of Change in Accounting Principle

WPS Energy Services had been applying the accounting standards of Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," from the first quarter of 2000 until this standard was rescinded by Issue No. 02-03 in October 2002. WPS Energy Services was defined as a trading company under Issue No. 98-10 and was required to mark all of its energy related contracts to market. On October 25, 2002, the Emerging Issues Task Force rescinded Issue No. 98-10, thus precluding mark-to-market accounting for energy trading contracts entered into after that date that are not derivatives and requiring a cumulative change in accounting principle to be recorded effective January 1, 2003 for all nonderivative contracts entered into on or prior to October 25, 2002. On January 1, 2003, WPS Resources recorded an after-tax cumulative effect of a change in accounting principle of $3.5 million (primarily related to the operations of WPS Energy Services) to increase income available for common shareholders as a result of removing from its balance sheet the mark-to-market effects of those contracts entered into on or prior to October 25, 2002, that do not meet the definition of a derivative under Statement No. 133. The required change in accounting had no impact on the underlying economics or cash flows of the contracts.


NOTE 5--ASSETS HELD FOR SALE

On September 30, 2004, WPS Power Development received a letter of termination from Duquesne Power, L.P. related to the previously announced agreement to sell the Sunbury generation facility to Duquesne for approximately $120 million. Duquesne issued its letter of termination following a determination by the Pennsylvania Public Utility Commission not to reconsider its earlier approved Provider of Last Resort plan, which Duquesne believes does not satisfy a closing condition in the agreement. WPS Resources remains committed to a sale of the Sunbury generation facility. This facility currently sells power on a wholesale basis, and provides energy for a 200-megawatt around-the-clock outtake contract that expires on December 31, 2004. The sale of Sunbury will enable WPS Resources to reduce uncontracted merchant exposure and redeploy capital into markets with different risk profiles. WPS Power Development has also entered into an agreement for the sale of certain silt reserves that were utilized in the operation of the Sunbury generation facility. The sale price for the silt reserves is anticipated to be approximately $1.9 million.

At September 30, 2004, and December 31, 2003, the assets and liabilities associated with the Sunbury generation facility, as well as the silt reserves, have been classified as held for sale in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amount or fair value, less costs to sell, and cease being depreciated. No adjustments to write down assets held for sale were required during the nine months ended September 30, 2004.

The major classes of assets and liabilities held for sale are as follows:
(Millions)	September 30, 2004	December 31, 2003
Inventories	$ 7.5	$ 4.2
Other current assets	5.4	5.1
Property, plant, and equipment, net	73.8	71.5
Other assets (includes emission credits)	34.7	35.6
Assets held for sale	$121.4	$116.4

Other current liabilities	$ 0.3	$ 0.6
Asset retirement obligations	2.2	2.1
Liabilities held for sale	$ 2.5	$ 2.7

WPS Power Development financed Sunbury with equity from WPS Resources and debt financing, including non-recourse debt and a related interest rate swap. The interest rate swap is designated as a cash flow hedge and, as a result, the mark-to-market loss has been recorded as a component of other comprehensive income. If management determines that the hedged transactions (i.e., future interest payments on the debt) will not continue after a sale, WPS Resources will be required to recognize the amount accumulated within other comprehensive income ($6.1 million net of tax at September 30, 2004) currently in earnings. No such determination had been made at September 30, 2004.

WPS Power Development has an obligation to service a 200-megawatt outtake contract through December 31, 2004. WPS Power Development entered into the contract in conjunction with the acquisition of the Sunbury generating assets. At September 30, 2004, WPS Power Development had outstanding hedge positions for its obligation to service its 200-megawatt outtake contract through December 31, 2004. These positions were entered into in the fourth quarter of 2003 in anticipation of a sale to Duquesne. The revenues from the outtake contract are $3.9 million less than the hedged cost of purchased power. This loss will be included as a component of discontinued operations in the Consolidated Statements of Income when realized.

A summary of the components of discontinued operations recorded in the Consolidated Statements of Income for the three months ended September 30 are as follows:


(Millions)	2004	2003
Nonregulated revenue	$19.4	$28.1
Operating expenses	(20.7)	(24.4)
Interest expense	(1.5)	(1.5)
Income before taxes	(2.8)	2.2
Income tax	(0.5)	0.6
Discontinued operations, net of tax	$ (2.3)	$ 1.6

A summary of the components of discontinued operations recorded in the Consolidated Statements of Income for the nine months ended September 30 are as follows:
(Millions)	2004	2003
Nonregulated revenue	$ 46.7	$68.9
Operating expenses	(58.8)	(77.4)
Interest expense	(4.3)	(4.8)
Loss before taxes	(16.4)	(13.3)
Income tax benefit	(5.8)	(4.0)
Discontinued operations, net of tax	$(10.6)	$ (9.3)

Interest expense represents the nonrecourse term loans directly related to Sunbury.

A summary of the components of the change in cash and cash equivalents related to discontinued operations recorded in the Consolidated Statements of Cash Flows for the nine months ended September 30 are as follows:
(Millions)	2004	2003
Net cash operating activities	$ (6.2)	$3.9
Net cash investing activities	(2.2)	(1.3)
Net cash financing activities	(2.4)	(2.2)
Change in cash and cash equivalents	$(10.8)	$0.4

NOTE 6--ACQUISITIONS AND SALES OF ASSETS

Kewaunee Nuclear Power Plant

On November 7, 2003, Wisconsin Public Service entered into a definitive agreement to sell its 59% ownership interest in the Kewaunee nuclear power plant to a subsidiary of Dominion Resources, Inc. The other joint owner of Kewaunee, Wisconsin Power and Light Company, also agreed to sell its 41% ownership interest in Kewaunee to Dominion. Once Wisconsin Public Service receives a final decision from the Public Service Commission of Wisconsin, it will have obtained substantially all required approvals from the various regulatory agencies to close the transaction. It is expected that the Public Service Commission of Wisconsin will rule on this matter in the fourth quarter of 2004.

Wisconsin Public Service estimates that its share of the cash proceeds from the sale will approximate $130 million, subject to various post-closing adjustments. The cash proceeds from the sale are expected to slightly exceed the carrying value of the Wisconsin Public Service assets being sold. In addition to the cash proceeds, Wisconsin Public Service will retain ownership of the assets contained in its non-qualified decommissioning trust, one of two funds that were established to cover the eventual decommissioning of the Kewaunee nuclear power plant. The pretax fair value of the non-qualified decommissioning trust's assets at September 30, 2004, was $119.2 million. Dominion will assume responsibility for the eventual decommissioning of Kewaunee and will receive Wisconsin Public Service's qualified decommissioning trust assets that had a pretax fair value of $241.2 million at September 30, 2004. Wisconsin Public Service has requested deferral of the gain expected to result from this transaction and related costs from the Public Service Commission of Wisconsin. Accordingly, Wisconsin Public Service anticipates most of the gain on the sale of the plant assets and the related non-qualified decommissioning trust assets will be deferred and returned to customers under future rate orders.


As of September 30, 2004, Wisconsin Public Service's share of the carrying value of the assets and liabilities included within the sale agreement was as follows:

(Millions)	2004

Property, plant, and equipment, net	$416.3
Other current assets	5.6
Total assets	$421.9

Regulatory liabilities	$(48.4)
Asset retirement obligations	358.8
Total liabilities	$310.4

The assets and liabilities disclosed above do not meet the criteria to be classified as held for sale on the Consolidated Balance Sheets under the provisions of FASB Statement No. 144 due to uncertainties inherent in the regulatory approval process.

Upon the closing of the sale, Wisconsin Public Service will enter into a long-term power purchase agreement with Dominion to purchase energy and capacity virtually equivalent to the amounts that would have been received had current ownership in the Kewaunee nuclear power plant continued. The power purchase agreement, which also will require regulatory approval, will extend through 2013 when the plant's current operating license will expire. Fixed monthly payments under the power purchase agreement will approximate the expected costs of production had Wisconsin Public Service continued to own the plant. Therefore, management believes that the sale of Kewaunee and the related power purchase agreement will provide more price certainty for Wisconsin Public Service's customers and reduce our risk profile. In April 2004, Wisconsin Public Service entered into an exclusivity agreement with Dominion. Under this agreement, if Dominion decides to extend the operating license of Kewaunee, Dominion agreed to negotiate only with Wisconsin Public Service for its share of the plant output for a new power purchase agreement that would extend beyond Kewaunee's current operating license termination date. This agreement allows for the same exclusivity rights for Wisconsin Power and Light and its share of output of the plant. The exclusivity period will start on the closing date of the sale and extend through December 21, 2011.

Advantage Energy Inc.

On July 1, 2004, WPS Energy Services acquired all of the outstanding stock of Advantage Energy Inc., a New York based energy marketing company. Founded in 1997, Advantage serves approximately 8,200 residential and commercial customers with a peak load of approximately 275 megawatts. Consideration for the purchase consisted of an initial cash payment for the tangible and intangible net worth of the company and an earn-out with a maximum cap and a declining percentage to the seller over a three-year period.

NOTE 7--GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill recorded by WPS Resources Corporation was $36.4 million at September 30, 2004, and December 31, 2003. The goodwill relates to Wisconsin Public Service's 2001 merger with Wisconsin Fuel and Light and is recorded in its natural gas segment.

Goodwill and purchased intangible assets are included in other assets on the Consolidated Balance Sheets of WPS Resources. Information in the tables below relates to total purchased identifiable intangible assets for the years indicated (excluding assets held for sale).


(Millions)	September 30, 2004
Asset Class	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Emission credits	1 to 30	$ 6.7	$(0.8)	$ 5.9
Customer related	1 to 5	11.0	(4.1)	6.9
Other	1 to 30	3.9	(1.5)	2.4
Total		$21.6	$(6.4)	$15.2

(Millions)	December 31, 2003
Asset Class	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Emission credits	1 to 30	$ 7.4	$(1.1)	$6.3
Customer related	1 to 5	3.7	(3.0)	0.7
Other	1 to 30	3.3	(0.6)	2.7
Total		$14.4	$(4.7)	$9.7

Intangible asset amortization expense, in the aggregate, for the nine months ended September 30, 2004, and September 30, 2003, was $1.7 million and $4.0 million, respectively.

NOTE 8--LONG-TERM DEBT
(Dollars in millions)	September 30, 2004	December 31, 2003

First mortgage bonds - Wisconsin Public Service
Series 6.90% 7.125%
Year Due 2013 2023
	$ 22.0 0.1	$ 22.0 50.0

Senior notes - Wisconsin Public Service
Series 6.125% 4.875% 4.80% 6.08%
Year Due 2011 2012 2013 2028
	150.0 150.0 125.0 50.0	150.0 150.0 125.0 50.0

First mortgage bonds - Upper Peninsula Power
Series 10.0% 9.32%
Year Due 2008 2021
	- 16.2	0.9 16.2

Unsecured senior notes - WPS Resources
Series 7.00% 5.375%
Year Due 2009 2012
	150.0 100.0	150.0 100.0

Term loans - nonrecourse, collateralized by nonregulated assets	84.0	87.2
Tax exempt bonds	27.0	27.0
Senior secured note	2.8	2.9
Total	877.1	931.2
Unamortized discount and premium on bonds and debt	(2.0)	(2.7)
Total long-term debt	875.1	928.5
Less current portion	(6.3)	(56.6)
Total long-term debt	$868.8	$871.9


On January 19, 2004, Wisconsin Public Service retired $49.9 million of its 7.125% series first mortgage bonds. These bonds had an original maturity date of July 1, 2023.

NOTE 9--COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF PREFERRED STOCK TRUST

On July 30, 1998, WPSR Capital Trust I, a Delaware business trust, issued $50.0 million of trust preferred securities to the public. WPS Resources owned all of the outstanding trust common securities of the Trust, and the only asset of the Trust was $51.5 million of subordinated debentures issued by WPS Resources. The debentures were due on June 30, 2038, and bore interest at 7% per year. The terms and interest payments on the debentures corresponded to the terms and distributions on the trust preferred securities. On January 8, 2004, WPS Resources redeemed all of the subordinated debentures that were initially issued to the Trust for $51.5 million.

NOTE 10--ASSET RETIREMENT OBLIGATIONS

Legal retirement obligations, as defined by the provisions of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," identified at Wisconsin Public Service relate primarily to the final decommissioning of the Kewaunee nuclear plant. Wisconsin Public Service has a legal obligation to decommission the irradiated portions of the Kewaunee nuclear plant in accordance with the Nuclear Regulatory Commission's minimum decommissioning requirements. The liability, calculated under the provisions of Statement No. 143, is based on several significant assumptions, including the scope of decommissioning work to be performed, the timing of the future cash flows, and inflation and discount rates. Some of these assumptions differ significantly from the assumptions authorized by the Public Service Commission of Wisconsin to calculate the nuclear decommissioning liability for funding purposes. In accordance with Statement No. 71, Wisconsin Public Service established a regulatory liability to record the differences between ongoing expense recognition under Statement No. 143 and the ratemaking practices for retirement costs authorized by the Public Service Commission of Wisconsin. As of September 30, 2004, the pre-tax market value of external nuclear decommissioning trusts established for future retirement costs, authorized by the Public Service Commission of Wisconsin, was approximately $360.4 million. See Note 6, "Acquisitions and Sales of Assets," for information on the pending sale of the Kewaunee nuclear plant.

WPS Power Development has identified a legal retirement obligation related to the closure of an ash basin located at the Sunbury generation facility. The adoption of Statement No. 143 at WPS Power Development resulted in a $0.3 million negative after-tax cumulative effect of change in accounting principle in the first quarter of 2003 related to recording a liability for the closure of this ash basin. The asset retirement obligation associated with Sunbury is recorded as a liability held for sale on the consolidated balance sheets. See Note 5, "Assets Held for Sale."

The following table describes all changes to the asset retirement obligation liabilities of WPS Resources.
(Millions)	Wisconsin Public Service	WPS Power Development	Total
Asset retirement obligations at December 31, 2003	$344.0	$2.1	$346.1
Accretion expense	15.1	0.1	15.2
Asset retirement obligation at September 30, 2004	$359.1	$2.2	$361.3

NOTE 11--INCOME TAXES

The provision for income taxes is based on the estimated annual effective tax rate, which differs from the federal tax rate of 35% primarily due to the effects of tax credits and state income taxes.


NOTE 12--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

WPS Resources routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations. The commitments described below are as of September 30, 2004.

WPS Energy Services has unconditional purchase obligations related to energy supply contracts that total $2.2 billion. The majority of these obligations end by 2008 with some obligations, primarily firm transport obligations, extending from 2009 through 2012. WPS Energy Services' total obligations from 2009 through 2012 are $1.8 million. Most of the energy supply contracts are to meet WPS Energy Services' obligations to deliver energy to its customers.

Wisconsin Public Service has obligations related to nuclear fuel, coal, purchased power, and natural gas. Nuclear fuel contracts total $38.9 million and extend through 2014. Assuming the Kewaunee nuclear power plant is sold as discussed in Note 6, "Acquisitions and Sales of Assets," these nuclear fuel contracts would be assigned to Dominion. Obligations related to coal supply and transportation extend through 2016 and total $469.2 million. Through 2016, Wisconsin Public Service has obligations totaling $624.1 million for either capacity or energy related to purchased power. Also, there are natural gas supply and transportation contracts with total estimated demand payments of $125.4 million through 2010. Wisconsin Public Service expects to recover these costs in future customer rates. Additionally, Wisconsin Public Service has contracts to sell electricity and natural gas to customers.

WPS Power Development has entered into purchase contracts totaling $10.2 million. The majority of these contracts relate to coal purchases for the Sunbury generation facility and expire in 2004. See Note 5, "Assets Held for Sale," for more information on Sunbury.

Upper Peninsula Power has made commitments for the purchase of commodities, mainly capacity or energy related to purchased power, which total $8.7 million and extend through 2006.

WPS Resources also has commitments in the form of purchase orders issued to various vendors. At September 30, 2004, these purchase orders totaled $535.6 million and $527.3 million for WPS Resources and Wisconsin Public Service, respectively. The majority of these commitments relate to large construction projects, including the construction of the 500-megawatt Weston 4 coal-fired generation facility near Wausau, Wisconsin.

Nuclear Plant Operation

In accordance with Nuclear Regulatory Commission industry requirements, during the completed spring 2003 refueling outage, a visual inspection of the Kewaunee plant reactor vessel head was conducted. There were no problems with the vessel head during that inspection.

After evaluating the cost of continued required inspections of the existing reactor vessel head and the cost to replace the reactor vessel head, the Kewaunee nuclear power plant owners submitted a construction authorization request to the Public Service Commission of Wisconsin for replacement of the reactor vessel head. Approval of the request was received in 2003. The replacement began in October 2004 (during the scheduled refueling outage) and is expected to cost up to $14.2 million for Wisconsin Public Service's share of the project.

The Price Anderson Act ensures that funds will be available to pay for public liability claims arising out of a nuclear incident. This Act may require Wisconsin Public Service to pay up to a maximum of $59.4 million per incident. The payments will not exceed $5.9 million per incident in a given calendar year. These amounts correspond to Wisconsin Public Service's 59% ownership of the Kewaunee nuclear power plant.

See Note 6, "Acquisitions and Sales of Assets," for information on the pending sale of the Kewaunee nuclear plant.


Clean Air Regulations

Air quality modeling by the Wisconsin Department of Natural Resources revealed that Weston Units 1 and 2 contribute to a modeled exceedance of the sulfur dioxide ambient air quality standards. Wisconsin Public Service, with the Wisconsin Department of Natural Resources, resolved the issue by reducing the sulfur dioxide limit for Weston Units 1 and 2 when both units are simultaneously combusting coal. Compliance with the new limit can be achieved through management of the current and projected fuel supplies.

The generation facilities of WPS Power Development are located in an ozone transport region. As a result, these generation facilities are subject to additional restrictions on emissions of nitrogen oxide. At September 30, 2004, additional nitrogen oxide emission allowances purchased are not material in nature. WPS Power Development has some sulfur dioxide emission allowances for 2004 for the Sunbury facility. At September 30, 2004, additional sulfur dioxide allowances of 11,198 have been purchased at market rates for the Sunbury facility. WPS Power Development estimates purchasing approximately 15,000 sulfur dioxide allowances in total, at market rates, to meet its 2004 requirements.

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

On May 22, 2002, Wisconsin Public Service received a follow-up request from the United States Environmental Protection Agency seeking additional information regarding specific boiler-related work performed on Pulliam Units 3, 5, and 7, as well as information on Wisconsin Public Service's life extension program for Pulliam Units 3-8 and Weston Units 1 and 2. Wisconsin Public Service made an initial response to the United States Environmental Protection Agency's follow-up information request on June 12, 2002, and filed a final response on June 27, 2002.

In 2000, 2001, and 2002, Wisconsin Power and Light Company received a similar series of United States Environmental Protection Agency information requests relating to work performed on certain coal-fired boilers and related equipment at the Columbia generating station (a facility located in Portage, Wisconsin, jointly owned by Wisconsin Power and Light Company, Madison Gas and Electric Company, and Wisconsin Public Service). Wisconsin Power and Light Company is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility. Wisconsin Power and Light Company filed its most recent response for the Columbia facility on July 12, 2002.

Depending upon the results of the United States Environmental Protection Agency's review of the information, the United States Environmental Protection Agency may issue "notices of violation" or "findings of violation" asserting that a violation of the Clean Air Act occurred and/or seek additional


information from Wisconsin Public Service and/or third parties who have information relating to the boilers or close out the investigation. To date, the United States Environmental Protection Agency has not responded to the filings made by Wisconsin Public Service and Wisconsin Power and Light. In addition, under the federal Clean Air Act, citizen groups may pursue a claim. Wisconsin Public Service has received no notice of a claim from a citizen suit.

In response to the United States Environmental Protection Agency Clean Air Act enforcement initiative, several utilities have elected to settle with the United States Environmental Protection Agency, while others are in litigation. In general, those utilities that have settled have entered into consent decrees which require the companies to pay fines and penalties, undertake supplemental environmental projects and either upgrade or replace pollution controls at existing generating units or shut down existing units and replace these units with new electric generating facilities. Several of the settlements involve multiple facilities. The fines and penalties (including the capital costs of supplemental environmental projects) associated with these settlements range between $7 million and $30 million. Factors typically considered in settlements include, but are not necessarily limited to, the size and number of facilities as well as the duration of alleged violations and the presence or absence of aggravating circumstances. The regulatory interpretations upon which the lawsuits or settlements are based may change based on future court decisions that may be rendered in pending litigations.

If the federal government decided to bring a claim against Wisconsin Public Service and if it were determined by a court that historic projects at the Pulliam and Weston electric generating stations required either a state or federal Clean Air Act permit, Wisconsin Public Service may, under the applicable statutes, be required to:
  shut down any unit found to be operating in non-compliance, install additional pollution control equipment,
  pay a fine and/or
  pay a fine and conduct a supplemental environmental project in order to resolve any such claim.

At the end of December 2002 and October 2003, the United States Environmental Protection Agency issued new rules governing the federal new source review program. These rules are currently being challenged in the District of Columbia Circuit Court of Appeals, and a final decision is not anticipated before the Spring of 2005. The rules are not yet effective in Wisconsin. They are also not retroactive. Wisconsin has proposed amending its new source review program to substantially conform to the federal regulations. The Wisconsin rules are not anticipated to be finalized before 2006, after the District of Columbia Circuit Court of Appeals' decision is rendered.

Mercury and Interstate Quality Rules

In June 2004, the Wisconsin Department of Natural Resources approved a final rule to control mercury emissions. Coal-fired generation plants are the primary target of this effort. The final rule will become effective if approved by the Wisconsin State Legislature. This approval may occur in the fourth quarter of 2004. According to the final rule, annual system mercury emission control will be achieved in phases. The first phase will occur in 2008 and 2009. In this phase, the annual mercury emissions are capped at the average annual system mercury emissions for the period 2002 through 2004. The next phase will run from 2010 through 2014 and requires a 40% reduction from average annual 2002 through 2004 mercury input amounts. After 2015, a 75% reduction is required with a goal of an 80% reduction by 2018. If federal regulations are promulgated, we believe the state of Wisconsin will revise the Wisconsin rule to be consistent with the federal rule. Wisconsin Public Service estimates capital costs of approximately $101 million to achieve the proposed 75% reductions.

In December 2003, the United States Environmental Protection Agency proposed mercury "maximum achievable control technology" standards and an alternative mercury "cap and trade" program substantially modeled on the Clear Skies legislation initiative. The United States Environmental Protection Agency also proposed the Clean Air Interstate Rule (formerly known as the Interstate Air Quality Rule), which would reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania and New York. As to the mercury "maximum


achievable control technology" proposal, it requires existing units burning sub-bituminous coal to achieve an annual average mercury emission rate limit of 5.8 pounds per trillion Btu, existing units burning bituminous coal to achieve an annual average mercury emission rate limit of 2.0 pounds per trillion Btu, and existing units burning coal-refuse to achieve an annual average mercury emission rate limit of 0.38 pounds per trillion Btu on a unit-by-unit or plant-wide basis. New sub-bituminous coal-fired units must achieve an emission rate limit of 0.020 pounds per gigawatt-hour.

If the proposed mercury rule is promulgated, Wisconsin Public Service's current analysis indicates that the emission control equipment on the existing units may be sufficient to achieve the proposed limitation. New units will require additional mercury control techniques to reduce mercury emissions by 65% to 85%. As to the mercury cap and trade program, Wisconsin Public Service is studying its long-term compliance strategy to meet the targets set forth in the proposed rule. Based on the current rule proposal and current projections, Wisconsin Public Service anticipates meeting the proposed targets. Mercury control technology is still in development. Wisconsin Public Service is assessing potential mercury control technologies for application to future new coal-fired units. The proposed alternative mercury cap and trade program would require a 30% reduction in national mercury emissions in 2010 and a 70% reduction in national mercury emissions beginning in 2018. Wisconsin Public Service estimates the cost to comply with the proposed alternative mercury cap and trade program is similar to the cost to comply with the Wisconsin rule.

Whichever form of the proposed federal mercury rule is promulgated, WPS Power Development's current analysis indicates that additional emission control equipment on the existing units may be required. Excluding the Sunbury plant, WPS Power Development estimates the capital cost for the remaining units to be approximately $1 million to achieve a 70% reduction. If the Sunbury plant is not sold, the mercury control costs would be approximately $33 million in total. See Note 5, "Assets Held for Sale," for more information on Sunbury.

As to the Clean Air Interstate Rule proposal, the proposal allows the affected states (including Wisconsin, Michigan, Pennsylvania and New York) to either require utilities located in the state to participate in an interstate cap and trade program or meet the state's emission budget for sulfur dioxide and nitrogen oxide through measures to be determined by the state. The states have not adopted a preference as to which option they would select in the event the rules become final, but the states are investigating a possible cap and trade program. The effect of the rule, if adopted, on Wisconsin Public Service and WPS Power Development's facilities is uncertain.

Currently, Wisconsin Public Service is evaluating a number of options that include using the cap and trade program and/or installing controls. For planning purposes, it is assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2010. The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of Wisconsin Public Service's long-term maintenance plan for its existing units. As such, controls or conversions may need to take place before 2010. On a preliminary basis and assuming controls or conversion are required, Wisconsin Public Service estimates capital costs of $246 million in order to meet an assumed 2010 compliance date. This estimate is based on costs of current control technology and current information regarding the proposed rule. The costs may change based on the requirements of the final rule.

WPS Power Development is evaluating the compliance options for the Clean Air Interstate Rule proposal. Additional nitrogen oxide controls on some of WPS Power Development's facilities may be necessary. The estimated capital costs for additional nitrogen oxide controls are $2.9 million, excluding Sunbury. Additional sulfur dioxide reductions are unlikely. If the Sunbury sale does not occur, the additional nitrogen oxide control costs are about $41 million in total. Also, WPS Power Development will evaluate a number of options using the cap and trade program, fuel switching, and/or installing controls. See Note 5, "Assets Held for Sale," for more information on Sunbury.


Stray Voltage Claims

From time to time, Wisconsin Public Service has been sued by dairy farmers who allege that they have suffered loss of milk production and other damages supposedly due to "stray voltage" from the operation of the Wisconsin Public Service's electrical system. Past cases have been resolved without any material adverse effect on the financial statements of Wisconsin Public Service. Currently, there are four such cases pending in state court in Wisconsin. A fifth case was dismissed earlier this year after the plaintiff agreed to withdraw his claim with prejudice. Of the remaining four cases, two are in the pretrial process, one was tried in September but ended in a mistrial, and one is on appeal, following a trial.

The Public Service Commission of Wisconsin has established certain requirements regarding stray voltage for all utilities subject to its jurisdiction. The Public Service Commission has defined what constitutes "stray voltage," established a level of concern at which some utility corrective action is required, and set forth test protocols to be employed in evaluating whether a stray voltage problem exists. Based upon the information available to it to date, Wisconsin Public Service believes that it was in compliance with the Public Service Commission's orders, and that none of the plaintiffs had a stray voltage problem as defined by the Public Service Commission for which Wisconsin Public Service is responsible. Nonetheless, in 2003, the Supreme Court of Wisconsin ruled in the case Hoffmann v. WEPCO that a utility could be liable in tort to a farmer for damage from stray voltage even though the utility had complied with the Public Service Commission's established level of concern.

One of the four pending cases is currently on appeal in the Wisconsin Court of Appeals from a jury verdict that awarded the plaintiff $750,000 of economic damages and $1 million for nuisance. All briefing on the appeal has been completed. There is no guarantee when a decision will be issued, but none is expected this year. One of the other cases was tried to a jury beginning on September 13, 2004. On October 6, 2004, the jury returned a verdict that was not in accordance with the law, resulting in a mistrial. That means this case will be re-tried, probably in mid-2005. The other two pending cases have trial dates in January 2005 and April 2005. Discovery is in different stages for the two cases that have not been tried. In those cases, the expert witnesses retained by Wisconsin Public Service do not believe that there is a scientific basis for concluding that electricity has harmed or damaged the plaintiffs or their cows. Accordingly, Wisconsin Public Service is vigorously defending and contesting these actions.

Wisconsin Public Service has insurance coverage for these claims, but the policies have customary self-insured retentions per occurrence. Based upon the information known at this time and the availability of insurance, Wisconsin Public Service believes that the total cost to it of resolving the remaining four actions will not be material.

Both of the cases that have yet to be tried include a claim for common law punitive damages as well as a claim for treble damages under a Wisconsin statute, sec. 196.94. In the tried case that ended in a mistrial, the judge dismissed those claims as a matter of law for lack of supporting evidence. In light of the information it now has, Wisconsin Public Service does not believe there is any basis for the award of punitive or treble damages in these cases. However, if a jury awarded such damages, and if the total of defense costs and all damages exceeded the self-insured retention, Wisconsin Public Service believes its insurance policies would cover such a verdict, including any punitive or treble damages.

Other Environmental Issues

Groundwater testing at a former ash disposal site of Upper Peninsula Power indicated elevated levels of boron and lithium. Supplemental remedial investigations were performed, and a revised remedial action plan was developed. The Michigan Department of Environmental Quality approved the plan in January 2003. A liability of $1.4 million and an associated regulatory asset of $1.4 million were recorded for estimated future expenditures associated with remediation of the site. Upper Peninsula Power received an order from the Michigan Public Service Commission permitting deferral and future recovery of these costs. Upper Peninsula Power has an informal agreement, with the owner of another landfill, under which it has agreed to pay 17% of the investigation and remedial costs. It is estimated that the cost of addressing the site over the next three years is $1.7 million. Upper Peninsula Power has recorded $0.3 million of this amount as its share of the liability as of September 30, 2004.


Manufactured Gas Plant Remediation

Wisconsin Public Service continues to investigate the environmental cleanup of ten manufactured gas plant sites. As of the fall of 2003, cleanup of the land portion of the Oshkosh, Stevens Point, Green Bay, Manitowoc and two Sheboygan sites was substantially complete. Groundwater treatment and monitoring at these sites will continue into the future. Cleanup of the land portion of four sites will be addressed in the future. River sediment remains to be addressed at six sites with sediment contamination. Remedial investigation work commenced on the sediment portion of the Sheboygan site in the fourth quarter of 2004. Sediment removal work at the Marinette site is scheduled for 2005. Work at the other sites remains to be scheduled.

Costs of these cleanups are within the range expected for these sites. Wisconsin Public Service estimates future undiscounted investigation and cleanup costs to be in the range of $35.1 million to $40.6 million. Wisconsin Public Service may adjust these estimates in the future contingent upon remedial technology, regulatory requirements, and the assessment of natural resource damages.

Wisconsin Public Service currently has a $35.1 million liability recorded for cleanup. Wisconsin Public Service has received $12.7 million in insurance recoveries. Wisconsin Public Service expects to recover actual cleanup costs, net of insurance recoveries, in future customer rates. Under current Public Service Commission of Wisconsin policies, Wisconsin Public Service will not recover carrying costs associated with the cleanup expenditures. Wisconsin Public Service will include long-term operation and maintenance costs associated with these sites in future rate requests.

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

The Federal Energy Regulatory Commission's Independent Board of Review issued its report in December of 2003 and concluded that the root cause of the incident was the failure of the design to take into account the highly erodible nature of the fuse plug's foundation materials and spillway channel, resulting in the complete loss of the fuse plug, foundation and spillway channel, which caused the release of Silver Lake far beyond the intended design of the fuse plug. The fuse plug for the Silver Lake reservoir was designed by an outside engineering firm.

WPS Resources maintains a comprehensive insurance program that includes Upper Peninsula Power and which provides both property insurance for its facilities and liability insurance for liability to third parties. WPS Resources is insured in amounts that it believes are sufficient to cover its responsibilities in connection with this event. Deductibles and self-insured retentions on these policies are not material to WPS Resources.

In November 2003, Upper Peninsula Power received approval from the Michigan Public Service Commission and the Federal Energy Regulatory Commission for deferral of costs that are not reimbursable through insurance or recoverable through the power supply cost recovery mechanism. Recovery of costs deferred will be addressed in future rate proceedings. As of September 30, 2004, Upper Peninsula Power has deferred $2.8 million pretax and expensed $1.4 million pretax of costs for damages resulting from the flood. In addition, Upper Peninsula Power has recorded a $0.6 million insurance receivable at September 30, 2004. Insurance payments of $1.1 million were received during


the third quarter of 2004 bringing the total insurance payments received as of September 30, 2004, to $2.1 million.

Wausau, Wisconsin, to Duluth, Minnesota, Transmission Line

Construction of the 220-mile, 345-kilovolt Wausau, Wisconsin, to Duluth, Minnesota, transmission line began in the first quarter of 2004.

American Transmission Company has assumed primary responsibility for the overall management of the project and will own and operate the completed line. Wisconsin Public Service received approval from the Public Service Commission of Wisconsin and the Federal Energy Regulatory Commission to transfer ownership of the project to American Transmission Company. Wisconsin Public Service will continue to manage construction of the project and be responsible for obtaining property rights in Wisconsin necessary for the construction of the project.

WPS Resources committed to fund 50% of total project costs incurred up to $198 million. WPS Resources will receive additional equity in American Transmission Company in exchange for a portion of the project funding. During the nine months ended September 30, 2004, WPS Resources invested $6.0 million in American Transmission Company, related to its agreement to fund approximately half of the Wausau to Duluth transmission line. WPS Resources may terminate funding if the project extends beyond January 1, 2010. On December 19, 2003, Wisconsin Public Service and American Transmission Company received approval to continue the project with the new cost estimate of $420.3 million. The updated cost estimate reflects additional costs for the project resulting from time delays, added regulatory requirements, changes and additions to the project at the request of local governments and American Transmission Company overhead costs. Completion of the line is expected in 2008. WPS Resources has the right, but not the obligation, to provide additional funding in excess of $198 million up to its portion of the revised cost estimate. For the period 2004 through 2006, we expect to fund up to $124.6 million for our portion of the Wausau to Duluth transmission line. Our commitment to fund this transmission line could decrease up to 50% if Minnesota Power exercises its option to fund a portion of the project.

Synthetic Fuel Production Facility

We have significantly reduced our consolidated federal income tax liability for the past four years through tax credits available to us under Section 29 of the Internal Revenue Code for the production and sale of solid synthetic fuel from coal. In order to maximize the value of our synthetic fuel production facility, we have reduced our interest in the facility from 67% to 23% through sales to third parties. Our ability to fully utilize the Section 29 tax credits that remain available to us in connection with our remaining interest in the facility will depend on whether the amount of our federal income tax liability is sufficient to permit the use of such credits. The Internal Revenue Service strictly enforces compliance with all of the technical requirements of Section 29. Section 29 tax credits are currently scheduled to expire at the end of 2007. Other future tax legislation and Internal Revenue Service review may also affect the value of the tax credits and the value of our share of the facility.

We have recorded the tax benefit of approximately $101.4 million of Section 29 tax credits as reductions of income tax expense from the project's inception in June 1998 through September 30, 2004. As a result of alternative minimum tax rules, approximately $66.1 million of this tax benefit has been carried forward as a deferred tax asset as of September 30, 2004. The tax benefit recorded with respect to WPS Resources' share of tax credits from the facility is based on our expected consolidated tax liability for all open tax years including the current year, and all future years in which we expect to utilize deferred tax credits to offset our future tax liability. Reductions in our expected consolidated tax liability for any of these years could result in disallowance of previously recorded credits, and/or a change in the amount of the tax benefit deferred to future periods. A reduction in our expected consolidated tax liability for the current year may result in a reduction of the level of synthetic fuel production at the facility. A portion of future payments under one of the agreements covering the sale of a portion of our interest in the facility are contingent on the facility's continued production of synthetic fuel. Pre-tax gains approximating $7 million annually are expected to be realized through 2007 from this sell-down.


NOTE 13--EMPLOYEE BENEFIT PLANS

The following table provides the components of net periodic benefit cost (credit) for WPS Resources' benefit plans for the quarters ended September 30:
WPS Resources	Pension Benefits		Other Benefits
(Millions)	2004	2003	2004	2003
Net periodic benefit cost
Service cost	$ 5.2	$ 3.8	$ 1.8	$ 1.7
Interest cost	10.0	9.3	4.1	3.7
Expected return on plan assets	(11.5)	(11.7)	(2.9)	(2.6)
Amortization of transition (asset) obligation	-	-	0.1	0.1
Amortization of prior-service cost (credit)	1.4	1.5	(0.5)	(0.6)
Amortization of net (gain) loss	1.2	0.2	0.7	0.7
Net periodic benefit cost	$ 6.3	$ 3.1	$ 3.3	$ 3.0

Wisconsin Public Service's share of net periodic benefit cost (credit) for the quarters ended September 30 is included in the table below:
Wisconsin Public Service	Pension Benefits		Other Benefits
(Millions)	2004	2003	2004	2003
Net periodic benefit cost
Service cost	$ 4.2	$ 3.0	$ 1.6	$ 1.5
Interest cost	8.3	7.7	3.7	3.5
Expected return on plan assets	(10.2)	(10.4)	(2.8)	(2.6)
Amortization of transition (asset) obligation	-	-	0.1	-
Amortization of prior-service cost (credit)	1.3	1.3	(0.5)	(0.4)
Amortization of net (gain) loss	0.5	0.1	0.6	0.6
Net periodic benefit cost	$ 4.1	$ 1.7	$ 2.7	$ 2.6

The following table provides the components of net periodic benefit cost (credit) for WPS Resources' benefit plans for the nine months ended September 30:
WPS Resources	Pension Benefits		Other Benefits
(Millions)	2004	2003	2004	2003
Net periodic benefit cost
Service cost	$ 15.4	$ 11.4	$ 5.7	$ 5.3
Interest cost	29.9	27.7	12.8	11.5
Expected return on plan assets	(34.4)	(35.0)	(8.7)	(7.9)
Amortization of transition (asset) obligation	0.1	-	0.3	0.8
Amortization of prior-service cost (credit)	4.3	4.4	(1.7)	(1.4)
Amortization of net (gain) loss	3.3	0.5	3.4	1.9
Special termination benefits	-	0.8	-	-
Net periodic benefit cost	$ 18.6	$ 9.8	$11.8	$10.2


Wisconsin Public Service's share of net periodic benefit cost (credit) for the nine months ended September 30 is included in the table below:
Wisconsin Public Service	Pension Benefits		Other Benefits
(Millions)	2004	2003	2004	2003
Net periodic benefit cost
Service cost	$ 12.5	$ 9.1	$ 5.2	$ 4.9
Interest cost	24.9	23.0	11.5	10.6
Expected return on plan assets	(30.6)	(31.3)	(8.5)	(7.7)
Amortization of transition (asset) obligation	0.1	-	0.3	0.6
Amortization of prior-service cost (credit)	3.8	3.9	(1.4)	(1.0)
Amortization of net (gain) loss	1.6	0.4	2.6	1.6
Net periodic benefit cost	$ 12.3	$ 5.1	$ 9.7	$ 9.0

For the three and nine months ended September 30, 2004, no contributions were made to the pension or other postretirement benefit plans. WPS Resources expects to contribute $1.6 million to its pension plans and $16.2 million to its other postretirement benefit plans in the fourth quarter of 2004.

In May 2004, the staff of the Financial Accounting Standards Board ("FASB"), issued FASB Staff Position ("FSP") 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act").

WPS Resources and its actuarial advisors determined that benefits provided by the plan as of the date of enactment were at least actuarially equivalent to Medicare Part D, and, accordingly, WPS Resources will be entitled to the federal subsidy. WPS Resources performed a measurement of the effects of the Act on its accumulated postretirement benefit obligation ("APBO") as of July 1, 2004, the date FSP 106-2 was adopted. As of July 1, 2004, WPS Resources' and Wisconsin Public Service's APBO decreased $40.3 million and $33.5 million, respectively, as a result of the Act. The change in the APBO due to the act is considered an actuarial gain that will be recognized in future periods and, therefore, had no cumulative effect on WPS Resources' or Wisconsin Public Service's retained earnings as of July 1, 2004. The effect of the subsidy served to reduce the net postretirement benefit cost by $1.3 for WPS Resources and $1.1 for Wisconsin Public Service for the three and nine months ended September 30, 2004.

NOTE 14--STOCK OPTION PLANS

Shareholders approved the WPS Resources Corporation 2001 Omnibus Incentive Compensation Plan and the WPS Resources Corporation 1999 Stock Option Plan for certain management personnel. The Board of Directors approved the WPS Resources Corporation 1999 Non-Employee Directors Stock Option Plan. WPS Resources accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock option-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if WPS Resources had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," to stock option-based employee compensation:


	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2004	2003	2004	2003

Income available for common shareholders	$34.8	$34.1	$82.0	$69.8
Deduct: Total stock option-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(0.1)	(0.5)	(0.4)
Pro forma income	$34.6	$34.0	$81.5	$69.4

Basic earnings per common share
As reported	$0.93	$1.05	$2.20	$2.15
Pro forma	$0.93	$1.04	$2.19	$2.14

Diluted earnings per common share
As reported	$0.93	$1.04	$2.19	$2.14
Pro forma	$0.92	$1.03	$2.17	$2.13

NOTE 15--COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires the reporting of other comprehensive income in addition to income available for common shareholders. Total comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. WPS Resources' total comprehensive income is:

	Three Months Ended September 30,
(Millions)	2004	2003
Income available for common shareholders	$34.8	$34.1
Cash flow hedges, net of tax of $(1.0) and $(0.8)	(1.7)	(1.2)
Foreign currency translation, net of tax of $0.7	-	1.1
Total comprehensive income	$33.1	$34.0

	Nine Months Ended September 30,
(Millions)	2004	2003
Income available for common shareholders	$82.0	$69.8
Cash flow hedges, net of tax of $5.2 and $0.3	7.6	0.5
Total comprehensive income	$89.6	$70.3

The following table shows the changes to Accumulated Other Comprehensive Income from December 31, 2003 to September 30, 2004.

(Millions)	2004
December 31, 2003 balance	$(15.0)
Cash flow hedges recognized in income	(23.2)
Cash flow hedges not yet settled	30.8
September 30, 2004 balance	$(7.4)


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

WPS Resources adopted the provisions of Interpretation No. 46R for variable interest entities not defined as special purpose entities effective March 31, 2004. The required adoption had no impact on our consolidated financial statements, as we did not identify significant variable interests in any unconsolidated variable interest entities where we were determined to be the primary beneficiary. We have identified our equity ownership in a synthetic fuel producing facility as a variable interest in a variable interest entity. Through an affiliate of WPS Power Development, WPS Resources owns a partial interest in a synthetic fuel facility located in Kentucky and received tax credits pursuant to Section 29 of the Internal Revenue Code based on sales to unaffiliated third-party purchasers of synthetic fuel produced from coal. At September 30, 2004, WPS Resources had a 23% ownership interest in the synthetic fuel facility. No other variable interests were identified. WPS Resources' maximum exposure to loss as a result of our involvement with this variable interest entity is limited to our investment in this entity, which was not significant at September 30, 2004. We were not identified as the primary beneficiary of this entity and, therefore, were not required to consolidate the synthetic fuel facility into our financial statements at September 30, 2004. The adoption of Interpretation No. 46R also included an analysis of our power purchase and sale agreements. We do not believe that any of our power purchase or sale agreements constitute significant variable interests that would lead us to consolidate entities not currently consolidated or deconsolidate any entities currently consolidated.

NOTE 17--EARNINGS PER SHARE
WPS Resources' common stock shares, $1 par value	September 30, 2004	December 31, 2003
Total shares issued, 200,000,000 shares authorized	37,375,155	36,830,556
Treasury shares	12,700	15,700
Average cost of treasury shares	$25.19	$25.19
Shares in deferred compensation trust	226,673	192,880
Average cost of deferred compensation trust shares	$36.70	$33.72

Earnings per share is computed by dividing income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available for common shareholders for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the exercise and/or conversion of all potentially dilutive securities. Such dilutive items include in-the-money stock options. Diluted earnings per share for the periods shown are calculated excluding an immaterial number of stock option plan shares that had an anti-dilutive effect.


The following table reconciles the computation of basic and diluted earnings per share:
Reconciliation of Earnings Per Share	Three Months Ended September 30		Nine Months Ended September 30
(Millions, except per share amounts)	2004	2003	2004	2003
Income available to common shareholders	$34.8	$34.1	$82.0	$69.8

Basic weighted average shares	37.4	32.6	37.2	32.5
Incremental issuable shares	0.2	0.3	0.3	0.1
Diluted weighted average shares	37.6	32.9	37.5	32.6

Basic earnings per common share	$0.93	$1.05	$2.20	$2.15
Diluted earnings per common share	$0.93	$1.04	$2.19	$2.14

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
	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric	Gas	Total Utility	WPS Energy Services	WPS Power Development(1)	Holding Company & Other	Reconciling Eliminations	WPS Resources Consolidated

Three Months Ended September 30, 2004
External revenues	$233.5	$45.5	$279.0	$782.3	$11.2	$ -	$ -	$1,072.5
Intersegment revenues	5.5	0.1	5.6	(2.9)	8.4	0.3	(11.4)	-
Income available for common shareholders	32.1	(3.3)	28.8	2.5	4.2	(0.7)	-	34.8

Three Months Ended September 30, 2003
External revenues	$ 220.5	$ 49.0	$ 269.5	$ 702.0	$ 17.9	$ -	$ -	$ 989.4
Intersegment revenues	7.0	0.1	7.1	5.0	1.8	0.3	(14.2)	-
Income available for common shareholders	32.3	(4.5)	27.8	5.1	2.2	(1.0)	-	34.1

Nine Months Ended September 30, 2004
External revenues	$657.1	$284.5	$941.6	$2,517.7	$32.4	$ -	$ -	$3,491.7
Intersegment revenues	15.6	4.3	19.9	4.3	19.7	0.9	(44.8)	-
Income available for common shareholders	60.2	9.9	70.1	16.7	(5.0)	0.2	-	82.0

Nine Months Ended September 30, 2003
External revenues	$ 601.3	$ 290.9	$ 892.2	$ 2,291.3	$ 59.5	$0.1	$ -	$ 3,243.1
Intersegment revenues	22.7	3.9	26.6	15.1	6.2	0.8	(48.7)	-
Income available for common shareholders	50.3	6.3	56.6	20.6	(3.8)	(3.6)	-	69.8

(1) All revenue and costs of WPS Power Development's discontinued operations are combined and reported on a net basis in the Consolidated Statements of Income for all periods presented. Accordingly, the above table does not show the revenues from discontinued operations, but the loss from discontinued operations is included as a component of WPS Power Development's loss in the table. Nonregulated revenues reclassified to discontinued operations for the nine months ended September 30, 2004, and September 30, 2003, were $46.7 million and $68.9 million, respectively.


Wisconsin Public Service's principal business segments are the regulated electric utility operations and the regulated gas utility operations.
Segments of Business (Millions)	Electric	Gas	Total Utility	Other	Reconciling Eliminations	Wisconsin Public Service Consolidated

Three Months Ended September 30, 2004
External revenues	$214.6	$45.6	$260.2	$0.4	$(0.4)	$260.2
Earnings on common stock	31.5	(3.3)	28.2	2.3	-	30.5

Three Months Ended September 30, 2003
External revenues	$ 205.0	$ 49.1	$ 254.1	$ 0.4	$ (0.5)	$ 254.0
Earnings on common stock	30.6	(4.5)	26.1	1.9	-	28.0

Nine Months Ended September 30, 2004
External revenues	$603.2	$288.8	$892.0	$1.1	$(1.1)	$892.0
Earnings on common stock	58.1	9.9	68.0	6.9	-	74.9

Nine Months Ended September 30, 2003
External revenues	$ 555.7	$ 294.8	$ 850.5	$ 1.1	$ (1.1)	$ 850.5
Earnings on common stock	44.7	6.3	51.0	5.2	-	56.2

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

Our regulated and nonregulated businesses have distinct competencies and business strategies, offer differing products and services, experience a wide array of risks and challenges and are viewed uniquely by management. The Introduction to Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2003 Form 10-K for WPS Resources Corporation included a discussion of these topics. There have not been significant changes to the content of the matters discussed in the above referenced section of the 2003 Form 10-K; however, certain tables have been updated and included below to reflect current information. These tables should be read in conjunction with the discussion appearing in the Introduction to Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2003 Form 10-K.

The table below discloses future natural gas and electric sales volumes under contract at WPS Energy Services as of September 30, 2004. Contracts are generally one to three years in duration. WPS Energy Services expects that its ultimate sales volumes will exceed the volumes shown in the table below as it continues to seek growth opportunities. Some of the contracted amounts disclosed below may be settled financially (commodity will not physically transfer), which would result in recording revenues net of the cost of fuel, natural gas, and purchased power.

Forward Contracted Volumes at September 30, 2004(1)	October 1, 2004 through September 30, 2005	October 1, 2005 through September 30, 2007

Wholesale sales volumes - billion cubic feet	91.3	13.6
Retail sales volumes - billion cubic feet	162.9	48.9
Total natural gas sales volumes	254.2	62.5

Wholesale sales volumes - million kilowatt-hours	5,523	1,032
Retail sales volumes - million kilowatt-hours	3,730	1,832
Total electric sales volumes	9,253	2,864

(1) This table represents physical sales contracts for natural gas and electric power for delivery or settlement in future periods. Management has no reason to believe that gross margins that will be generated by these contracts will vary significantly from those experienced historically.

For comparative purposes, future natural gas and electric sales volumes under contract at September 30, 2003 are shown below. Actual electric and natural gas sales volumes for the nine months ended September 30, 2004 and 2003 are disclosed within Results of Operations - WPS Resources Corporation, below.


Forward Contracted Volumes at September 30, 2003(1)	October 1, 2003 through September 30, 2004	October 1, 2004 through September 30, 2006

Wholesale sales volumes - billion cubic feet	102.8	19.5
Retail sales volumes - billion cubic feet	133.6	53.3
Total natural gas sales volumes	236.4	72.8

Wholesale sales volumes - million kilowatt-hours	372	50
Retail sales volumes - million kilowatt-hours	4,796	2,793
Total electric sales volumes	5,168	2,843

(1) This table represents physical sales contracts for natural gas and electric power for delivery or settlement in future periods. Management has no reason to believe that gross margins that will be generated by these contracts will vary significantly from those experienced historically.

The table below summarizes WPS Energy Services' wholesale counter-party credit exposure, categorized by maturity date, as of September 30, 2004 (in millions):
Counter-party Rating(1)	Total Exposure(2)	Exposure Less Than 1 Year	Exposure 1 to 3 Years	Exposure with Counter-parties Greater Than 10% of Total Exposure

Investment grade -- regulated utility	$ 28.4	$ 21.7	$ 6.7	$ 15.8
Investment grade -- other	94.9	78.5	16.4	-

Non-investment grade -- regulated utility	6.6	6.6	-	-
Non-investment grade -- other	3.0	3.0	-	-

Non-rated -- regulated utility	-	-	-	-
Non-rated -- other	31.8	24.2	7.6	-

Total exposure	$ 164.7	$ 134.0	$ 30.7	$ 15.8

(1) The investment and non-investment grade categories are determined by publicly available credit ratings of the counter-party or any guarantor, whichever is higher. Investment grade counter-parties are those with a senior unsecured Moody's rating of Baa3 or above or a Standard & Poor's rating of BBB- or above.

(2) Exposure considers netting of accounts receivable and accounts payable where netting agreements are in place as well as netting mark-to-market exposure. Exposure is before consideration of collateral from counter-parties. Collateral, in the form of cash and letters of credit, received from counter-parties totaled $11.0 million at September 30, 2004; $3.2 million from non-investment grade counter-parties and $7.8 million from non-rated counter-parties.


RESULTS OF OPERATIONS - WPS RESOURCES CORPORATION

Third Quarter 2004 Compared with Third Quarter 2003

WPS Resources Corporation Overview

WPS Resources' results of operations for the three months ended September 30 are shown in the following table:

WPS Resources' Results (Millions, except share amounts)	2004	2003	Change

Consolidated operating revenues	$1,072.5	$989.4	8.4%
Income available for common shareholders	$34.8	$34.1	2.1%
Basic earnings per share	$0.93	$1.05	(11.4%)
Diluted earnings per share	$0.93	$1.04	(10.6%)

The $83.1 million increase in consolidated operating revenues for the quarter ended September 30, 2004, compared to the same quarter in 2003, was largely driven by a $72.4 million (10.2%) increase in revenue at WPS Energy Services and a $11.5 million (5.1%) increase in electric utility revenue. Higher revenue at WPS Energy Services was driven by expansion of the Canadian retail natural gas business, higher physical wholesale electric volumes associated with portfolio optimization strategies and the July 1, 2004, acquisition of Advantage Energy. Electric utility revenues increased largely as a result of retail and wholesale electric rate increases, partially offset by a decrease in sales volumes attributable to unfavorable weather conditions. Revenue changes by reportable segment are discussed in more detail below.

Income available for common shareholders was $34.8 million ($0.93 basic earnings per share) for the quarter ended September 30, 2004, compared to $34.1 million ($1.05 basic earnings per share) for the same quarter in 2003. Significant factors impacting the change in earnings and earnings per share are as follows (and are discussed in more detail below).

  Approved rate increases favorably impacted electric and natural gas margins at the utilities.
  Electric utility sales volumes decreased in the third quarter of 2004, compared to the same period in 2003 because of weather that was 12% cooler during the cooling season.
  Natural gas utility throughput volumes were lower in the third quarter of 2004 as there were fewer heating days compared to the same period in 2003.
  Portfolio optimization strategies utilized to maximize the value of WPS Power Development's merchant generation fleet and WPS Energy Services' retail supply portfolio drove an increase in the electric margin at WPS Energy Services.
  The decrease in WPS Energy Services' natural gas margin was primarily driven by the negative impact that fair value hedge accounting rules had on margin recognized from the natural gas storage cycle. This negative margin impact will substantially reverse in the fourth quarter of 2004 and the first quarter of 2005, as natural gas is withdrawn from storage.
  Consolidated operating and maintenance expenses increased in 2004.
  Synthetic fuel related tax credits recognized were higher in the third quarter of 2004 when compared to the same period in 2003.
  The weighted average number of shares of WPS Resources common stock increased by 4.9 million shares for the quarter ended September 30, 2004, compared to the same quarter in 2003. The increase was largely due to issuing 4,025,000 additional shares of common stock through a public offering in November 2003. Additional shares were also issued under the Stock Investment Plan and certain stock-based employee benefit plans.


Overview of Utility Operations

Utility operations include the electric utility segment, consisting of the electric operations of Wisconsin Public Service and Upper Peninsula Power, and the gas utility segment comprising the natural gas operations at Wisconsin Public Service. Income available for common shareholders attributable to the electric utility segment was $32.1 million for the quarter ended September 30, 2004, compared to $32.3 million for the quarter ended September 30, 2003. Losses attributable to the gas utility segment were ($3.3) million for the quarter ended September 30, 2004, compared to ($4.5) million for the quarter ended September 30, 2003.

Electric Utility Segment Operations
WPS Resources' Electric Utility	Three Months Ended September 30,
Segment Results (Millions)	2004	2003	Change

Revenues	$239.0	$227.5	5.1%
Fuel and purchased power costs	74.7	74.1	0.8%
Margins	$164.3	$153.4	7.1%

Sales in kilowatt-hours	3,730.0	3,825.0	(2.5%)

Electric utility revenue increased $11.5 million (5.1%) for the quarter ended September 30, 2004, compared to the same quarter in 2003. Electric utility revenue increased largely due to the retail and wholesale electric rate increases for Wisconsin Public Service's Wisconsin and Michigan customers, as summarized below.

  Effective March 21, 2003, the Public Service Commission of Wisconsin approved a retail electric rate increase of $21.4 million (3.5%).
  Effective May 11, 2003, the Federal Energy Regulatory Commission ordered a $4.1 million (21%) interim increase in wholesale rates, subject to potential refund if final rates are lower.
  Effective July 22, 2003, the Michigan Public Service Commission approved a $0.3 million (2.2%) increase in retail electric rates for Wisconsin Public Service's Michigan customers and authorized recovery of $1.0 million of increased transmission costs through the power supply cost recovery process.
  Effective January 1, 2004, the Public Service Commission of Wisconsin approved a retail electric rate increase of $59.4 million (9.3%).

Higher revenue resulting from rate cases was offset by a 2.5% decrease in electric sales volumes driven by weather that was 12% cooler in the third quarter of 2004 compared to the third quarter of 2003.

The electric utility margin increased $10.9 million (7.1%) for the quarter ended September 30, 2004, compared to the same quarter in 2003. Largely due to the retail and wholesale electric rate increases, electric margins at Wisconsin Public Service increased $10.7 million (7.6%). The positive impact of rate cases on revenue was partially offset by the decrease in electric sales volumes driven by unfavorable weather conditions. Fuel and purchased power costs did not have a significant impact on margin as the 7.9% increase in the per-unit cost of purchased power was offset by a 4.7% decrease in the per-unit cost of fuel used in generation. The mix of generated and purchased power did not change significantly between periods.

Electric utility earnings decreased $0.2 million (0.6%) for the quarter ended September 30, 2004, compared to the same quarter in 2003, as the higher margin was more than offset by the increase in operating and maintenance expenses discussed below.


Gas Utility Segment Operations
WPS Resources'	Three Months Ended September 30,
Gas Utility Segment Results (Millions)	2004	2003	Change

Revenues	$45.6	$49.1	(7.1%)
Purchase costs	28.8	32.2	(10.6%)
Margins	$16.8	$16.9	(0.6%)

Throughput in therms	104.1	120.7	(13.8%)

Gas utility revenue decreased $3.5 million (7.1%) for the quarter ended September 30, 2004, compared to the same quarter in 2003. The lower revenue was driven by an overall 13.8% decrease in natural gas throughput volumes that was the result of warmer weather during the third quarter of 2004 compared to the same quarter in 2003. The decrease in revenue related to lower throughput volumes was partially offset by an authorized rate increase and a 14.6% increase in the per-unit cost of natural gas during the quarter ended September 30, 2004, compared to the same quarter in 2003. The Public Service Commission of Wisconsin issued a final order authorizing a retail natural gas rate increase of $8.9 million (2.2%), effective January 1, 2004. The Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the total cost of natural gas on to customers.

The natural gas utility margin decreased $0.1 million (0.6%) for the quarter ended September 30, 2004, compared to the same quarter in 2003. The lower natural gas utility margin is largely due to the decrease in natural gas throughput volumes, partially offset by the authorized rate increase.

The gas utility loss decreased $1.2 million, which was driven by a decrease in operating and maintenance expenses for this segment.

Overview of Nonregulated Operations

Nonregulated operations consist of natural gas, electric, and other sales at WPS Energy Services, a diversified energy supply and services company, and the operations of WPS Power Development, an electric generation company. WPS Energy Services and WPS Power Development are both reportable segments.

Income available for common shareholders attributable to WPS Energy Services was $2.5 million for the quarter ended September 30, 2004, compared to $5.1 million for the same quarter in 2003. WPS Energy Services' earnings decreased $2.6 million due primarily to the decrease in the natural gas margin discussed below.

Income available for common shareholders attributable to WPS Power Development was $4.2 million for the quarter ended September 30, 2004, compared to $2.2 million for the same quarter in 2003. The increase in earnings at WPS Power Development was largely due to an increase in synthetic fuel tax credits recognized during the period, a higher margin and a decrease in operating and maintenance expenses. Increased earnings were partially offset by lower operating results from discontinued operations.

WPS Energy Services' Segment Operations

Total segment revenues at WPS Energy Services were $779.4 million for the quarter ended September 30, 2004, compared to $707.0 million for the same quarter in 2003. The total margin at WPS Energy Services was $16.8 million for the quarter ended September 30, 2004 compared to $19.8 million for the quarter ended September 30, 2003. WPS Energy Services' nonregulated natural gas and electric operations are the primary contributors to revenues and margins and are discussed below.


WPS Energy Services' Natural Gas Results	Three Months Ended September 30,
(Millions except sales volumes)	2004	2003	Change

Nonregulated natural gas revenues	$645.2	$585.3	10.2%
Nonregulated natural gas cost of sales	647.0	578.1	11.9%
Margins	$ (1.8)	$ 7.2	(125.0%)

Wholesale sales in billion cubic feet *	76.9	67.2	14.4%
Retail sales in billion cubic feet *	48.0	47.4	1.3%

* Represents gross physical volumes

Natural gas revenue increased $59.9 million (10.2%) for the quarter ended September 30, 2004, compared to the same quarter in 2003, primarily as a result of expansion of the Canadian retail natural gas business (due to obtaining new customers) and higher gas prices.

The natural gas margin decreased $9.0 million for the quarter ended September 30, 2004, compared to the same quarter in 2003. The margin related to retail natural gas operations increased $3.3 million, driven by higher natural gas throughput volumes in Ohio (due to the addition of new customers), operational improvements and better management of supply for residential and small commercial customers. Customer growth and margin improvement in Canada also contributed to the increase in the retail natural gas margin. A $12.3 million decrease in the wholesale natural gas margin for the quarter ended September 30, 2004, compared to the same quarter in 2003, was primarily attributed to earnings volatility associated with the natural gas storage cycle, which had a $9.2 million negative impact on margin.

WPS Energy Services is impacted by earnings volatility associated with the natural gas storage cycle, which runs annually from April through March of the next year. Generally, injections of natural gas into storage inventory take place in the summer months and natural gas is withdrawn from storage in the winter months. WPS Energy Services' policy is to hedge the value of natural gas in storage with sales in the over-the-counter and futures markets, effectively locking in a margin on storage. Fair market value hedge accounting rules require the natural gas in storage to be marked-to-market using spot prices, while the future sales contracts are marked-to-market using forward price curves. When the month-end spot prices utilized to value the natural gas in storage change disproportionately to the month-end forward prices utilized to value the contracts for the sale of natural gas inventory in the future, WPS Energy Services experiences volatility in its earnings. Also, although gas in storage is marked-to-market pursuant to fair value hedge accounting rules, natural gas storage contracts do not qualify for mark-to-market accounting. Consequently, earnings volatility may occur within the contract period for future sales contracts that are marked-to-market without corresponding mark-to-market recognition of the change in the value of gas storage contracts. The accounting treatment does not impact the underlying cash flows or economics of these transactions. For the three month period ended September 30, 2004, the natural gas storage cycle had a $9.8 million negative impact on margin, compared with a $0.6 million unfavorable impact for the same period in 2003. At September 30, 2004, there was a $12 million difference between the mark-to-market values of gas in storage (valued at spot prices) and future sales contracts (valued using forward price curves). This difference relates to the 2004/2005 natural gas storage cycle and compares to a $2.7 million difference between the mark-to-market values of gas in storage and future sales contracts at September 30, 2003 related to the 2003/2004 natural gas storage cycle. The difference between mark-to-market values of gas in storage and future sales contracts related to the 2004/2005 storage cycle is expected to substantially reverse during the fourth quarter of 2004 and the first quarter of 2005, but no later than when the natural gas is withdrawn from storage.


WPS Energy Services' Electric Results	Three Months Ended September 30,
(Millions)	2004	2003	Change

Nonregulated electric revenues	$133.8	$121.0	10.6%
Nonregulated electric cost of sales	115.6	109.1	6.0%
Margins	$ 18.2	$ 11.9	52.9%

Wholesale sales in kilowatt-hours *	579.2	1,586.9	(63.5%)
Retail sales in kilowatt-hours *	2,027.2	1,623.8	24.8%

* Represents gross physical volumes

Electric revenue at WPS Energy Services increased $12.8 million during the quarter ended September 30, 2004, compared to the same period in 2003, primarily due to a $46 million increase resulting from higher volumes from portfolio optimization strategies utilized to maximize the value of WPS Power Development's merchant generation fleet and WPS Energy Services' retail supply portfolio. WPS Energy Services first implemented the strategies to optimize the value of WPS Power Development's merchant generation fleet in the first quarter of 2004 and has reduced the market price risk while extracting additional value from these plants and its own retail supply portfolios, through the use of various financial and physical instruments (such as forward contracts and options). Revenue also increased approximately $22 million as a result of the July 1, 2004 acquisition of Advantage Energy. These increases were partially offset by a $46 million decrease in revenue from WPS Energy Services' participation in the New Jersey Basic Generation Services Program, as its participation in this program ended on May 31, 2004.

WPS Energy Services' electric margin increased $6.3 million (52.9%) for the quarter ended September 30, 2004, compared to the same quarter in 2003. The retail electric margin increased $4.1 million, driven by a $2.2 million increase in margin from retail electric operations in Ohio (due to improved supply management) and a $2.6 million favorable settlement of a pricing dispute with a counter-party. These increases were partially offset by a $1.3 million decrease in margin from retail electric operations in Michigan due to a period-over-period increase in line losses and other transmission related costs. The margin attributed to wholesale electric operations increased $2.2 million. The higher wholesale electric margin was driven by a $7.7 million increase resulting from the portfolio optimization strategies discussed above. While risks associated with power generating capacity and power sales are economically hedged, certain transactions do not qualify for hedge accounting under generally accepted accounting principles. Consequently, gains and losses from the generation assets do not always match with the related physical and financial hedging instruments in some reporting periods. Although this result can cause volatility in the reported period-by-period earnings of WPS Energy Services, the financial impact of this timing difference will reverse at the time of physical delivery and/or settlement of the hedge transaction. The accounting treatment does not impact the underlying cash flows or economics of these transactions. Partially offsetting the higher wholesale electric margin was a $5.4 million decrease in margin related to the end of participation in the New Jersey Basic Generation Services Program.

WPS Power Development's Segment Operations

All revenues and costs of WPS Power Development's discontinued operations are combined and reported on a net basis in WPS Resources' Consolidated Statements of Income for all periods presented. Accordingly, the table below does not include revenues and cost of sales of discontinued operations, which are discussed separately within Discontinued Operations below.


WPS Power Development's	Three Months Ended September 30,
Production Results (Millions)	2004	2003	Change

Nonregulated other revenues	$19.6	$19.7	(0.5%)
Nonregulated other cost of sales	12.2	13.7	(10.9%)
Margins	$ 7.4	$ 6.0	23.3%

WPS Power Development's revenue for the quarter ended September 30, 2004, did not change significantly compared to the same quarter in 2003 as revenue increases at its Combined Locks Energy Center in Wisconsin and its Stoneman generation facility in Cassville, Wisconsin, were offset by lower revenue from its generation facility in Beaver Falls, New York. Revenue at the Combined Locks Energy Center increased as a result of higher energy prices and revenues at the Stoneman generation facility increased primarily as a result of a new power purchase agreement in place at this facility. Lower revenue at the Beaver Falls generation facility was the result of a decrease in sales volumes in the third quarter of 2004, compared to the third quarter of 2003. Lower market prices and increased fuel costs made it uneconomical to produce energy at this facility.

WPS Power Development's margin for the quarter ended September 30, 2004, increased $1.4 million (23.3%), compared to the same quarter in 2003, primarily resulting from a $1.5 million combined increase in margins at its Combined Locks Energy Center and Stoneman generating facility. The margin increase was also impacted by a $0.9 million write-down to market of emission allowances in the third quarter of 2003. The higher margin at the Combined Locks Energy Center was a function of lower steam sales volumes required by the counter-party to a power purchase agreement from this facility as high fuel prices have negatively impacted the margin WPS Power Development is able to realize on steam sales supplied under this contract. The increase in margin at the Stoneman generation facility was due to the higher sales volumes discussed above. A decrease in margin from WPS Power Development's Niagara generation facility related to an increase in the per ton cost of coal utilized in the generation process at this facility, partially offset the increases discussed above.

Overview of Holding Company and Other Segment Operations

Holding Company and Other operations include the operations of WPS Resources and WPS Resources Capital as holding companies and the nonutility activities at Wisconsin Public Service and Upper Peninsula Power. Holding Company and Other operations had a net loss of ($0.7) million for the quarter ended September 30, 2004, compared to a net loss of ($1.0) million for the same quarter in 2003. Higher equity earnings from American Transmission Company drove the decrease in the net loss.

Operating Expenses
	Three Months Ended September 30,
WPS Resources' Operating Expenses (Millions)	2004	2003	Change

Operating and maintenance expense	$118.0	$104.2	13.2%
Depreciation and decommissioning expense	26.1	28.6	(8.7%)
Taxes other than income	11.5	11.0	4.5%

Operating and maintenance expense

Operating and maintenance expenses increased $13.8 million (13.2%) for the quarter ended September 30, 2004, compared to the same quarter in 2003. Utility operating and maintenance expenses increased $11.7 million for the quarter ended September 30, 2004, compared to the same quarter in 2003. Electric transmission costs were up $4.0 million at the utilities due primarily to an increase in transmission rates. Additionally, pension and postretirement medical costs accounted for $3.0 million of the increase, maintenance costs incurred in preparation for the fourth quarter Kewaunee outage and maintenance costs associated with distribution assets accounted for $2.0 million of the increase, amortization of costs incurred in conjunction with the implementation of the automated meter reading system and the purchase of the De Pere Energy Center (deferred as regulatory assets)


accounted for $1.0 million of the increase, and higher payroll and benefit costs drove the remaining increase. Operating expenses at WPS Energy Services increased $1.1 million largely due to higher payroll and benefit costs associated with recent business expansion. Operating and maintenance expenses at WPS Power Development decreased $0.9 million due primarily to a decrease in wages, benefits and repair and maintenance expenses. The decrease in repair and maintenance expenses related to repairs at the Combined Locks Energy Center in 2003, which did not recur in 2004.

Depreciation and decommissioning expense

Depreciation and decommissioning expense decreased $2.5 million (8.7%) for the quarter ended September 30, 2004, compared to the same quarter in 2003, due primarily to a decrease in gains recorded on decommissioning trust assets. Realized gains on decommissioning trust assets are substantially offset by depreciation expense pursuant to regulatory practice.

Taxes other than income

Taxes other than income increased $0.5 million (4.5%) primarily due to an increase in gross receipts taxes paid by Wisconsin Public Service as a result of higher revenues.

Other Income (Expense)
	Three Months Ended September 30,
WPS Resources' Other Expense (Millions)	2004	2003	Change

Miscellaneous income	$ 9.9	$ 8.8	12.5%
Interest expense and distributions of preferred securities	(13.4)	(14.0)	(4.3%)
Minority interest	1.2	2.0	(40.0%)
Other expense	$(2.3)	$(3.2)	(28.1%)

Miscellaneous income

Miscellaneous income increased $1.1 million (12.5%) for the quarter ended September 30, 2004, compared to the same quarter in 2003. The increase in miscellaneous income is largely due to increases in equity earnings from our investments in American Transmission Company and Wisconsin Valley Improvement Company. These increases were partially offset by a $2.1 million decrease in gains realized on decommissioning trust assets.

Minority interest

The decrease in minority interest is related to the fact that WPS Power Development's partner was allocated more production from the synthetic fuel operation in 2003 compared to 2004.

Provision for Income Taxes

The effective tax rate was 20.6% for the quarter ended September 30, 2004, compared to 32.5% for the quarter ended September 30, 2003. The decrease in the provision for income taxes was largely related to an increase in the amount of tax credits recognized (mostly related to synthetic fuel tax credits). Our ownership interest in the synthetic fuel operation resulted in the recognition of $7.1 million of Section 29 federal tax credits for the quarter ended September 30, 2004, and $3.8 million for the same quarter in 2003.

Generally accepted accounting principles require our year-to-date interim effective tax rate to reflect our projected annual effective tax rate. As a result, we estimate the effective tax rate for the year, and based upon year-to-date pre-tax earnings, raise or lower the tax expense recorded for the period to reflect the projected annual effective tax rate. Based upon our year-to-date income before taxes and projected annual effective tax rate, we were not able to recognize the benefit of $5.4 million of tax credits that were produced from our ownership interest in the synthetic fuel operation during the second and third quarters


of 2004 (a similar adjustment was not required in 2003). Based upon projected taxable income for the remainder of the year, we expect to recognize the remaining $5.4 million of Section 29 federal tax credits in the fourth quarter of 2004.

The operations of our synthetic fuel facility generate tax credits, which we use to reduce our current federal income tax liability, with any remaining tax credits increasing our alternative minimum tax credit available for future years. The cumulative amount of alternative minimum tax credits carried forward at September 30, 2004, relating to our interest in the synthetic fuel facility was $66.1 million. Based on a review of all known facts and circumstances, management has concluded that it is more likely than not that we will be able to use these tax credits in the future.

Discontinued Operations

The after-tax loss from discontinued operations (Sunbury generation facility) was ($2.3) million for the quarter ended September 30, 2004, compared to after-tax income from discontinued operations of $1.6 million for the same period in 2003. The unfavorable variance was primarily the result of a $5.3 million decrease in margin, partially offset by a $0.6 million decrease in operating and maintenance expenses. Margin was negatively impacted by an increase in the per ton cost of coal utilized to service a fixed price outtake contract and a decrease in the market price of power. In anticipation of its sale, Sunbury did not enter into staggered term coal contracts in accordance with its normal procurement practice. The decrease in operating and maintenance expenses was primarily the result of lower depreciation expense, as a result of discontinuing depreciation on those assets classified as held for sale in the fourth quarter of 2003, as required by generally accepted accounting principles.

For a discussion of the accounting considerations applicable to discontinued operations, see Note 5, "Assets Held for Sale."

Nine Months 2004 Compared with Nine Months 2003

WPS Resources Corporation Overview

WPS Resources' results of operations for the nine months ended September 30 are shown in the following table:

WPS Resources' Results (Millions, except share amounts)	2004	2003	Change

Consolidated operating revenues	$3,491.7	$3,243.1	7.7%
Income available for common shareholders	$82.0	$69.8	17.5%
Basic earnings per share	$2.20	$2.15	2.3%
Diluted earnings per share	$2.19	$2.14	2.3%

The $248.6 million increase in consolidated operating revenue for the nine months ended September 30, 2004, compared to the same period in 2003, was largely driven by a $215.6 million (9.3%) increase in revenue at WPS Energy Services and a $48.7 million (7.8%) increase in electric utility revenue, partially offset by a $13.6 million (20.7%) decrease in revenue at WPS Power Development. WPS Energy Services' revenue increased due to expansion of the Canadian retail natural gas business, higher physical wholesale electric volumes associated with portfolio optimization strategies and the July 1, 2004, acquisition of Advantage Energy. Electric utility revenue increased largely as a result of authorized retail and wholesale electric rate increases. Lower revenue at WPS Power Development was driven by several plant outages in 2004. Revenue changes by reportable segment are discussed in more detail below.

Income available for common shareholders was $82.0 million ($2.20 basic earnings per share) for the nine months ended September 30, 2004, compared to $69.8 million ($2.15 basic earnings per share) for the nine months ended September 30, 2003. Significant factors impacting the change in earnings and earnings per share are as follows (and are discussed in more detail below).


  Approved rate increases (including the impact of timely retail electric rate relief in 2004, compared to the delay in receiving retail electric rate relief in 2003) favorably impacted margin at the utilities.
  Electric utility sales volumes were negatively impacted by weather that was 6% cooler during the cooling season in 2004 compared to 2003.
  Natural gas utility throughput volumes were lower in 2004 due to weather that was 6% warmer during the heating season, compared to 2003.
  WPS Energy Services' retail natural gas margin improved significantly in 2004 due to higher throughput volumes in Ohio and improved supply management.
  WPS Energy Services' wholesale natural gas margin was significantly lower in 2004 because of favorable settlements with several counter-parties that occurred in 2003, the negative impact that fair value hedge accounting rules had on the margin recognized from the natural gas storage cycle (which is expected to substantially reverse in the fourth quarter of 2004 and the first quarter of 2005), and reduced structured transaction opportunities due to lower variability in the price of natural gas during the first half of 2004.
  Portfolio optimization strategies utilized to maximize the value of WPS Power Development's merchant generation fleet and WPS Energy Services' retail supply portfolio drove an increase in the electric margin at WPS Energy Services.
  Consolidated operating and maintenance expenses increased in 2004.
  Synthetic fuel related tax credits recognized were higher in 2004 when compared to the same period in 2003.
  The weighted average number of shares of WPS Resources common stock increased by 4.7 million shares for the nine months ended September 30, 2004, compared to the same period in 2003. The increase was largely due to issuing 4,025,000 additional shares of common stock through a public offering in November 2003. Additional shares were also issued under the Stock Investment Plan and certain stock-based employee benefit plans.

Overview of Utility Operations

Income available for common shareholders attributable to the electric utility segment was $60.2 million for the nine months ended September 30, 2004, compared to $50.3 million for the nine months ended September 30, 2003. Income available for common shareholders attributable to the gas utility segment was $9.9 million for the nine months ended September 30, 2004, compared to $6.3 million for the nine months ended September 30, 2003.

Electric Utility Segment Operations
WPS Resources' Electric Utility	Nine Months Ended September 30,
Segment Results (Millions)	2004	2003	Change

Revenues	$672.7	$624.0	7.8%
Fuel and purchased power costs	216.9	211.1	2.7%
Margins	$455.8	$412.9	10.4%

Sales in kilowatt-hours	10,792.0	10,788.6	-%

Electric utility revenue increased $48.7 million (7.8%) for the nine months ended September 30, 2004, compared to the same period in 2003. Electric utility revenue increased largely due to authorized retail and wholesale electric rate increases for Wisconsin Public Service's Wisconsin and Michigan customers (as discussed above). The rate increases were necessary primarily to recover increased operating costs. Despite weather that was 6% cooler during the cooling season in 2004 compared to 2003, sales volumes remained flat. A 3.4% decrease in sales volumes to our residential customers was offset by a 1.1% increase to our higher volume commercial and industrial customers. Lower sales volumes to our residential customers were driven by the unfavorable weather conditions, while the higher sales volumes


to our commercial and industrial customers reflect favorable economic conditions compared to the same period in 2003.

The electric utility margin increased $42.9 million (10.4%) for the nine months ended September 30, 2004 compared to the same period in 2003. The electric margin at Wisconsin Public Service increased $42.3 million (11.2%) due largely to the retail and wholesale electric rate increases mentioned above. Sales volumes for the nine months ended September 30, 2004 remained consistent with prior year levels and, therefore, did not have a significant impact on margin. The negative impact on sales volumes resulting from unfavorable weather conditions was offset by an increase in sales volumes to Wisconsin Public Service's commercial and industrial customers driven by continued economic improvement. Higher margins attributed to authorized rate increases were partially offset by a $7.8 million increase in purchased power costs. Although the quantity of power purchased decreased slightly, purchased power costs were 16.8% higher (on a per-unit basis) for the nine months ended September 30, 2004, compared to the same period in 2003. The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs are in excess of plus or minus 2% from approved levels. Earlier in the year, an interim fuel rate order was received from the Public Service Commission of Wisconsin allowing for a $6.0 million (1.2%) increase in rates for the period beginning April 2, 2004 and ending December 31, 2004. The interim fuel order was initially filed because of an increase in the cost of fuel and purchased power during the Kewaunee nuclear power plant outage (which lasted for approximately two weeks in January 2004) and expectations that purchased power costs would remain high throughout 2004. In September 2004, the Public Service Commission of Wisconsin issued its final order, requiring Wisconsin Public Service to refund $1.8 million of revenues collected under the interim rate order to customers. The reduction from the interim rates was necessary due to lower than anticipated fuel and purchased power costs in the third quarter of 2004, which were the result of cooler than normal weather conditions. The final order continues to allow Wisconsin Public Service recovery of an estimated $3.2 million of its increased fuel and purchased power costs, $2.1 million of which have been recovered through September 30, 2004, after considering the impact of the refund.

Electric utility earnings increased $9.9 million (19.7%) for the nine months ended September 30, 2004, compared to the same period in 2003. The increased earnings were largely driven by the higher margin at Wisconsin Public Service (including the effect of timely retail electric rate relief in 2004 compared to a delay in receiving retail electric rate relief in 2003), and were partially offset by higher operating and maintenance expenses.

Gas Utility Segment Operations
WPS Resources'	Nine Months Ended September 30,
Gas Utility Segment Results (Millions)	2004	2003	Change

Revenues	$288.8	$294.8	(2.0%)
Purchase costs	203.4	213.3	(4.6%)
Margins	$ 85.4	$ 81.5	4.8%

Throughput in therms	571.1	619.6	(7.8%)

Gas utility revenue decreased $6.0 million (2.0%) for the nine months ended September 30, 2004, compared to the same period in 2003. Lower revenue was driven by an overall 7.8% decrease in natural gas throughput volumes due to weather that was 6% warmer during the heating season for the nine months ended September 30, 2004, compared to the same period in 2003. The decrease in revenue driven by lower throughput volumes was partially offset by an authorized rate increase (discussed above) and an increase in the per-unit cost of natural gas. Natural gas prices increased 6.3% per unit for the nine months ended September 30, 2004, compared to the same period in 2003. The Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the total cost of natural gas on to customers.


The natural gas utility margin increased $3.9 million (4.8%) for the nine months ended September 30, 2004, compared to the same period in 2003. The higher natural gas utility margin is largely due to the rate increase mentioned above.

The higher margin drove a $3.6 million (57.1%) increase in gas utility earnings for the nine months ended September 30, 2004.

Overview of Nonregulated Operations

Income available for common shareholders attributable to WPS Energy Services was $16.7 million for the nine months ended September 30, 2004, compared to $20.6 million for the same period in 2003. Higher overall margins were offset by an increase in operating expenses and a $3.3 million after-tax cumulative effect of change in accounting principles that was recorded at WPS Energy Services in 2003.

WPS Power Development reported a ($5.0) million net loss for the nine months ended September 30, 2004 compared to a ($3.8) million net loss for the nine months ended September 30, 2003, primarily due to the increased loss from discontinued operations, increased operating and maintenance expenses and lower margin. These items were partially offset by an increase in synthetic fuel related tax credits recognized during the period.

WPS Energy Services' Segment Operations

Total segment revenues at WPS Energy Services were $2,522.0 million for the nine months ended September 30, 2004, compared to $2,306.4 million for the nine months ended September 30, 2003. The total margin at WPS Energy Services was $68.4 million for the nine months ended September 30, 2004 compared to $61.1 million for the nine months ended September 30, 2003. WPS Energy Services' nonregulated natural gas and electric operations are the primary contributors to revenues and margins and are discussed below.

WPS Energy Services' Natural Gas Results	Nine Months Ended September 30,
(Millions except sales volumes)	2004	2003	Change

Nonregulated natural gas revenues	$2,126.5	$2,039.7	4.3%
Nonregulated natural gas cost of sales	2,102.8	2,011.2	4.6%
Margins	$ 23.7	$ 28.5	(16.8%)

Wholesale sales in billion cubic feet *	187.4	204.9	(8.5%)
Retail sales in billion cubic feet *	196.1	169.5	15.7%

* Represents gross physical volumes

Natural gas revenues increased $86.8 million (4.3%), largely from the expansion of the Canadian retail natural gas business (due to obtaining new customers) and higher natural gas prices, partially offset by lower sales volumes from physical wholesale transactions. Sales volumes from physical wholesale transactions declined as a result of a decrease in the price volatility of natural gas during the first half of 2004.

The natural gas margin at WPS Energy Services decreased $4.8 million (16.8%) for the nine months ended September 30, 2004, compared to the same period in 2003. The margin related to retail natural gas operations increased $19.6 million, largely due to higher natural gas throughput volumes in Ohio (due to the addition of new customers), expansion of the Canadian business, operational improvements, and better management of supply for residential and small commercial customers. The increase in the retail natural gas margin was offset by a $24.5 million decrease in the wholesale natural gas margin for the nine months ended September 30, 2004, compared to the same period in 2003. The decline in the wholesale natural gas margin was driven by $8.4 million of favorable settlements of liabilities with several counter-parties during the first nine months of 2003, $6.7 million of reduced earnings resulting from the


natural gas storage cycle (see discussion of the natural gas storage cycle above), and reduced structured transaction opportunities during the first half of 2004, compared to the same period in 2003. At September 30, 2004, there was a $12 million difference between the mark-to-market values of gas in storage (valued at spot prices) and future sales contracts (valued using forward price curves). This difference relates to the 2004/2005 natural gas storage cycle and compares to a $2.7 million difference between the mark-to-market values of gas in storage and future sales contracts at September 30, 2003 related to the 2003/2004 natural gas storage cycle. The difference between mark-to-market values of gas in storage and future sales contracts related to the 2004/2005 storage cycle is expected to substantially reverse during the fourth quarter of 2004 and the first quarter of 2005, but no later than when the natural gas is withdrawn from storage.

WPS Energy Services' Electric Results	Nine Months Ended September 30,
(Millions)	2004	2003	Change

Nonregulated electric revenues	$393.8	$264.7	48.8%
Nonregulated electric cost of sales	350.7	234.1	49.8%
Margins	$ 43.1	$ 30.6	40.9%

Wholesale sales in kilowatt-hours *	2,796.1	2,309.7	21.1%
Retail sales in kilowatt-hours *	5,237.9	4,864.8	7.7%

* Represents gross physical volumes

Electric revenue increased $129.1 million (48.8%), largely due to a $76 million increase resulting from higher volumes from portfolio optimization strategies (discussed above) utilized to maximize the value of WPS Power Development's merchant generation fleet and WPS Energy Services' retail supply portfolio. Electric revenue also increased approximately $22 million as a result of the July 1, 2004 acquisition of Advantage Energy.

WPS Energy Services' electric margin increased $12.5 million (40.9%) for the nine months ended September 30, 2004, compared to the same period in 2003. The margin attributed to wholesale electric operations increased $6.4 million. The higher wholesale electric margin was driven by a $10.4 million increase from the portfolio optimization strategies discussed above and a $1.5 million increase related to other structured wholesale electric transactions. Offsetting the increases in the wholesale electric margin was $5.5 million less margin related to participation in the New Jersey Basic Generation Services Program in 2004, compared to the same period in 2003. WPS Energy Services acquired 700 megawatts of fixed price load and 250 megawatts of variable priced load for the period beginning August 1, 2003, and ending May 31, 2004, as a result of its participation in this program. Based upon the seasonal pricing of the program compared to the fixed price supply procured by WPS Energy Services, the majority of the margin was recognized in August and September of 2003. The retail electric margin increased $6.1 million for the nine months ended September 30, 2004, compared to the same period in 2003. The margin related to retail electric operations in Ohio increased $6.3 million, which can be attributed to better management of retail operations and improved supply procurement. Also contributing to the increase in retail electric margin was a $2.6 million favorable settlement of a pricing dispute with a counter-party. The increase in the retail electric margin was partially offset by a decrease in margin from retail operations in Maine as a result of higher supply costs related to the new provider of last resort plan in this service area (which became effective in March 2004).

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


WPS Power Development's	Nine Months Ended September 30,
Production Results (Millions)	2004	2003	Change

Nonregulated other revenues	$52.1	$65.7	(20.7%)
Nonregulated other cost of sales	34.9	48.0	(27.3%)
Margins	$17.2	$17.7	(2.8%)

WPS Power Development's revenue decreased $13.6 million (20.7%) for the nine months ended September 30, 2004, compared to the same period in 2003, largely due to reduced generation from its Beaver Falls, New York facility, lower revenue from its steam boiler in Oregon and lower revenue from its Combined Locks Energy Center in Wisconsin. The Beaver Falls facility experienced an unplanned plant outage that began in October 2003, with the facility returning to service in April 2004. This facility continued to experience lower volumes after returning to service as reduced market prices and increased fuel costs made it uneconomical to produce energy. The decrease in revenue from the steam boiler in Oregon was largely due to a 30-day planned outage to perform repairs on the boiler, which took place in the second quarter of 2004. The lower revenue at the Combined Locks Energy Center was primarily due to decreased demand for energy by the counter-party to a power purchase agreement in place at this facility and an unplanned plant outage that commenced on March 6, 2004, and continued until May 27, 2004. The decline in revenue was partially offset by higher sales volumes at the Stoneman generation facility, related to a new power purchase agreement in place at this facility.

WPS Power Development's margin for the nine months ended September 30, 2004 decreased $0.5 million (2.8%), compared to the same period in 2003. This margin does not include the results of WPS Power Development's discontinued operations, which are reported separately in the Consolidated Statements of Income (discontinued operations are discussed below). The Niagara generating facility and the Beaver Falls generating facility experienced a combined $3.2 million decrease in margin. The lower margin at the Niagara generating facility was largely due to an increase in the per ton cost of coal utilized in the generation process. The unplanned plant outage experienced at the Beaver Falls facility and the unfavorable market conditions discussed above drove the decrease in margin at this facility. These decreases were partially offset by a combined $2.3 million increase in margins at the Combined Locks Energy Center and the Stoneman generation facility. The higher margin at the Combined Locks Energy Center was a function of lower steam sales volumes required by the counter-party to a power purchase agreement from this facility as high fuel prices have negatively impacted the margin WPS Power Development is able to realize on steam sales supplied under this contract. The increase in margin at the Stoneman generation facility was due to the higher sales volumes discussed above.

Overview of Holding Company and Other Segment Operations

Holding Company and Other operations had income available for common shareholders of $0.2 million for the nine months ended September 30, 2004, compared to a net loss of ($3.6) million for the nine months ended September 30, 2003. The higher earnings are largely driven by an increase in equity earnings from American Transmission Company.

Operating Expenses
	Nine Months Ended September 30,
WPS Resources' Operating Expenses (Millions)	2004	2003	Change

Operating and maintenance expense	$375.8	$340.8	10.3%
Depreciation and decommissioning expense	78.4	79.7	(1.6%)
Taxes other than income	34.8	32.5	7.1%

Operating and maintenance expense

Operating and maintenance expenses increased $35.0 million (10.3%) for the nine months ended September 30, 2004, compared to the same period in 2003. Utility operating and maintenance expenses increased $23.8 million for the nine months ended September 30, 2004, compared to the same period in


2003. Electric transmission costs were up $9.8 million at the utilities due primarily to an increase in transmission rates. Pension and postretirement medical costs incurred at the utilities increased $8.0 million. Additionally, $4.4 million of the increase was driven by amortization of costs incurred in conjunction with the implementation of the automated meter reading system and the purchase of the De Pere Energy Center (deferred as regulatory assets). The remaining increase was driven by higher payroll and benefit costs. The increases were partially offset by lower operating and maintenance costs associated with plant outages (primarily related to costs incurred in 2003 pertaining to the Kewaunee refueling outage). Operating expenses at WPS Energy Services increased $7.1 million mostly due to higher payroll, benefits and other costs associated with continued business expansion. Operating and maintenance expenses at WPS Power Development were $1.9 million higher as a result of repairs and maintenance expenses incurred in conjunction with outages at its Beaver Falls generation facility, the Combined Locks Energy Center and the Westwood generation station.

Taxes other than income

Taxes other than income increased $2.3 million (7.1%) primarily due to an increase in gross receipts taxes paid by Wisconsin Public Service as a result of higher revenues.

Other Income (Expense)
	Nine Months Ended September 30,
WPS Resources' Other Expense (Millions)	2004	2003	Change

Miscellaneous income	$20.8	$17.7	17.5%
Interest expense and distributions of preferred securities	(39.9)	(41.8)	(4.5%)
Minority interest	2.3	4.3	(46.5%)
Other expense	$(16.8)	$(19.8)	(15.2%)

Miscellaneous income

Miscellaneous income increased $3.1 million (17.5%) for the nine months ended September 30, 2004, compared to the same period in 2003. The increase in miscellaneous income is largely due to increases in equity earnings from our investments in American Transmission Company and Wisconsin Valley Improvement Company. The increase in equity earnings from Wisconsin Valley Improvement was driven by land sales. These increases were partially offset by a write-off of $1.5 million of previously deferred financing costs associated with the redemption of our trust preferred securities in the first quarter of 2004 and a $1.7 million decrease in gains realized on decommissioning trust assets. Pursuant to regulatory practice, realized gains on decommissioning trust assets are substantially offset by depreciation expense.

Minority interest

The decrease in minority interest is related to the fact that WPS Power Development's partner was allocated more production from the synthetic fuel operation in 2003 compared to 2004.

Provision for Income Taxes

The effective tax rate was 22.0% for the nine months ended September 30, 2004, compared to 22.3% for the nine months ended September 30, 2003. Our ownership interest in the synthetic fuel operation resulted in the recognition of $15.9 million of Section 29 federal tax credits as a reduction of federal income tax expense for the nine months ended September 30, 2004, compared to $14.4 million for the same period in 2003.

Discontinued Operations

The after-tax loss from discontinued operations (Sunbury generation facility) was ($10.6) million for the nine months ended September 30, 2004, compared to ($9.3) million for the same period in 2003. The increased loss was largely driven by a $6.9 million decrease in margin, partially offset by a $2.9 million


reduction in operating and maintenance expenses and a $0.5 million reduction in interest expense. The margin for the nine months ended September 30, 2004, was negatively impacted by an increase in the per ton cost of coal utilized to service a fixed price outtake contract and a decrease in the market price of power. In anticipation of its sale, Sunbury did not enter into staggered term coal contracts in accordance with its normal procurement practice. Operating and maintenance expenses decreased because depreciation expense was discontinued on those assets classified as held for sale in the fourth quarter of 2003, as required by generally accepted accounting principles. Also, repair and maintenance expenses were higher in 2003 because of mechanical difficulties related to fuel delivery systems.

For a discussion of the accounting considerations applicable to discontinued operations, see Note 5, "Assets Held for Sale."

Cumulative Effect of Change in Accounting Principles

As previously reported in the 2003 Form 10-K, on January 1, 2003, WPS Resources recorded a positive after-tax cumulative effect of a change in accounting principle of $3.5 million (primarily related to the operations of WPS Energy Services) to income available for common shareholders as a net result of removing from its balance sheet the mark-to-market effects of contracts that do not meet the definition of a derivative. This change in accounting resulted from the decision of the Emerging Issues Task Force to preclude mark-to-market accounting for energy contracts that are not derivatives. The required change in accounting had no impact on the underlying economics or cash flows of the contracts.

In addition, the adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," at WPS Power Development resulted in a $0.3 million negative after-tax cumulative effect of a change in accounting principle in the first quarter of 2003, related to recording a liability for the closure of an ash basin at the Sunbury generation facility.

LIQUIDITY AND CAPITAL RESOURCES - WPS RESOURCES

Ongoing operating requirements and future capital expenditures related to expansion of existing business and development of new projects continue to be adequately funded by our cash balances, liquid assets, operating cash flows, access to equity capital markets, and available borrowing capacity due to strong credit ratings. However, continued operating cash flow and access to capital markets can be impacted by macroeconomic factors outside of our control. In addition, our borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies. Currently, we believe our credit ratings are among the best in the energy industry (see Financing Cash Flows, Credit Ratings below).

Operating Cash Flows

During the first nine months of 2004, net cash provided by operating activities was $265.5 million, compared with $98.8 million in 2003. The increase was driven by a change in working capital requirements, mainly at WPS Energy Services. The working capital changes, particularly in receivables, inventory, and payables, from December 31, 2003 to September 30, 2004, are the result of liquidating natural gas storage positions in 2004 that had existed at December 31, 2003.

Investing Cash Flows

Net cash used for investing activities was $207.7 million in the first nine months of 2004 compared to $136.6 million in the first nine months of 2003. The increase is attributed to a $79.9 million increase in capital expenditures, mainly at the utilities, and a $19.4 million decrease in the amount received from the sale of property, plant and equipment, offset by a $12.6 million decrease in the purchase of equity investments and other acquisitions (the purchase of a one-third interest in Guardian Pipeline, LLC in May 2003), and a $7.8 million increase in the dividends received from equity method investments. The decrease in the amount received from the sale of property, plant and equipment is due to Wisconsin Public Service selling approximately $20.1 million of assets to American Transmission Company at book value related to the Wausau to Duluth transmission line in 2003.


During the first nine months of 2004, WPS Resources invested an additional $18.0 million in American Transmission Company, increasing the consolidated WPS Resources ownership interest in American Transmission Company to about 21.3%. WPS Resources contributed $12.0 million of capital to ECO Coal Pelletization #12 in the first nine months of 2004 compared to $10.9 million in the first nine months of 2003.

Capital Expenditures

Capital expenditures by business segment for the nine months ended September 30 are as follows:

	Nine Months Ended
(Millions)	2004	2003
Electric utility	$144.6	$ 89.5
Gas utility	47.6	24.5
WPS Energy Services	1.0	2.0
WPS Power Development	1.2	1.2
Other	2.8	0.1
WPS Resources consolidated	$197.2	$117.3

The higher capital expenditures at the electric utility in the first nine months of 2004 compared to the first nine months of 2003 are mainly due to capital expenditures associated with the proposed construction of a 500-megawatt coal-fired generation facility located near Wausau, Wisconsin, known as the Weston 4 power plant. Gas utility capital expenditures increased primarily due to the installation of automated meter reading. Capital expenditures at WPS Energy Services and WPS Power Development were not significant.

As part of its regulated utility operations, on September 26, 2003, Wisconsin Public Service submitted an application for a Certificate of Public Convenience and Necessity to the Public Service Commission of Wisconsin seeking approval to construct the Weston 4 power plant, a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. The facility is estimated to cost approximately $770 million (including the acquisition of coal trains). As of September 30, 2004, Wisconsin Public Service has incurred a total cost of $44.9 million related to this project. In addition, Wisconsin Public Service expects to incur additional construction costs through the date the plant goes into service of approximately $41 million to fund construction of the transmission facilities required to support the Weston 4 power plant. American Transmission Company will reimburse Wisconsin Public Service for the construction costs of the interconnection and related carrying costs when Weston 4 becomes commercially operational.

On October 7, 2004, we received the final Public Service Commission of Wisconsin order granting authority to proceed with construction of the Weston 4 power plant contingent upon receipt of an air permit. The air permit was issued by the Wisconsin Department of Natural Resources on October 19, 2004. We believe the air permit is one of the most stringent in the nation, which means that the Weston 4 power plant will be one of the cleanest plants of its kind in the United States. After evaluating the conditions in the permit, we accepted it and began construction in October 2004. We expect Weston 4 to be operational in June of 2008.

Dairyland Power Cooperative has confirmed their intent to purchase an interest in Weston 4, subject to a number of conditions. If the purchase is completed, then the expenditures made by Wisconsin Public Service would be reduced by 30 percent. The agreement with Dairyland Power Cooperative is part of our continuing plan to provide least-cost, reliable energy for the increasing electric demand of our customers.


Financing Cash Flows

Net cash used for financing activities was $42.6 million during the nine months ended September 30, 2004 compared to net cash provided by financing activities of $34.8 million during the nine months ended September 30, 2003. The $77.4 million increase in cash used in financing activities during the first nine months of 2004 is mainly due to the repayment of long-term debt. The proceeds from an issuance of common stock at WPS Resources and sale of long-term debt at Wisconsin Public Service late in 2003 were used to pay down debt.

Significant Financing Activities

As of September 30, 2004, both WPS Resources and Wisconsin Public Service were in compliance with the covenants under their lines of credit and other debt obligations.

WPS Resources had $130.9 million in outstanding commercial paper borrowings at September 30, 2004, compared to $150.9 million of outstanding commercial paper borrowings at September 30, 2003. WPS Resources had outstanding short-term debt of $143.6 million and $160.9 million as of September 30, 2004, and September 30, 2003, respectively.

In 2004, we issued new shares of common stock under our Stock Investment Plan and under certain stock-based employee benefit and compensation plans. As a result of these plans, equity increased $22.3 million and $24.1 million in the first nine months of 2004 and 2003, respectively. WPS Resources did not repurchase any existing common stock in the first nine months of 2004, but repurchased $0.8 million during the first nine months of 2003.

On January 8, 2004, WPS Resources retired $50.0 million of its 7.0% trust preferred securities. As a result of this transaction, WPSR Capital Trust I, a Delaware business trust, was dissolved.

On January 19, 2004, Wisconsin Public Service retired $49.9 million of its 7.125% series first mortgage bonds. These bonds had an original maturity date of July 1, 2023.

Wisconsin Public Service used short-term debt to retire $50.0 million of its 6.8% first mortgage bonds on February 1, 2003, that had reached maturity.

In March 2003, Upper Peninsula Power retired $15.0 million of 7.94% first mortgage bonds that had reached maturity.

Wisconsin Public Service retired $9.1 million of 6.125% tax-exempt bonds on May 1, 2003.

Wisconsin Public Service filed a shelf registration with the Securities and Exchange Commission that became effective in May 2004 for $350 million. In August 2004, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin for authority to issue up to $250 million of debt under this shelf registration over the next two years, subject to business conditions and the results of the sale of the Kewaunee nuclear power plant (see the "Other Future Considerations" section below).

Credit Ratings

WPS Resources uses internally generated funds and commercial paper borrowings to satisfy most of its capital requirements. We also periodically issue long-term debt and common stock to reduce short-term debt, maintain desired capitalization ratios, and fund future growth. Wisconsin Public Service utilizes the same methods in addition to receiving equity contributions from WPS Resources and making payments for return of capital to WPS Resources to reduce short-term debt, fund future growth, and maintain capitalization ratios as authorized by the Public Service Commission of Wisconsin. WPS Resources may seek nonrecourse financing to fund nonregulated acquisitions. WPS Resources' commercial paper borrowing program provides for working capital requirements of the nonregulated businesses and Upper Peninsula Power. Wisconsin Public Service has its own commercial paper borrowing program.


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

Rating agencies use a number of both quantitative and qualitative measures in determining a company's credit rating. These measures include business risk, liquidity risk, competitive position, capital mix, financial condition, predictability of cash flows, management strength, regulatory risk, and future direction. Some of the quantitative measures can be analyzed through a few key financial ratios, while the qualitative measures are more subjective.

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

WPS Energy Services maintains underlying agreements to support its electric and natural gas trading operations. In the event of a deterioration of WPS Resources' credit rating, many of these agreements allow the counter-party to demand additional assurance of payment. This provision could pertain to existing business, new business, or both with the counter-party. The additional assurance requirements could be met with letters of credit, surety bonds, or cash deposits and would likely result in WPS Resources being required to maintain increased bank lines of credit or incur additional expenses, and could restrict the amount of business WPS Energy Services can conduct.

WPS Energy Services uses the NYMEX and over-the-counter financial markets to hedge its exposure to physical customer obligations. These hedges are closely correlated to the customer contracts, but price movements on the hedge contracts may require financial backing. Certain movements in price for contracts through the NYMEX exchange require posting of cash deposits equal to the market move. For the over-the-counter market, the underlying contract may allow the counter-party to require additional collateral to cover the net financial differential between the original contract price and the current forward market. Increased requirements related to market price changes usually result in a temporary liquidity need that will unwind as the sales contracts are fulfilled.


Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of WPS Resources, including its subsidiaries.

		Payments Due By Period
Contractual Obligations As of September 30, 2004 (Millions)	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years

Long-term debt principal and interest payments	$1,331.9	$ 15.3	$ 118.2	$119.4	$1,079.0
Operating leases	18.1	1.8	6.3	4.0	6.0
Commodity purchase obligations	3,439.9	834.0	1,745.9	290.4	569.6
Purchase orders	535.6	227.6	253.9	54.0	0.1
Capital contributions to equity method investment	197.4	22.1	116.0	59.3	-
Other	137.9	19.2	115.9	0.8	2.0
Total contractual cash obligations	$5,660.8	$1,120.0	$2,356.2	$527.9	$1,656.7

Long-term debt principal and interest payments represent bonds issued, notes issued, and loans made to WPS Resources and its subsidiaries. We record all principal obligations on the balance sheet. Commodity purchase obligations represent mainly commodity purchase contracts of WPS Resources and its subsidiaries. Energy supply contracts at WPS Energy Services included as part of commodity purchase obligations are generally entered into to meet obligations to deliver energy to customers. Wisconsin Public Service and Upper Peninsula Power expect to recover the costs of their contracts in future customer rates. Purchase orders include obligations related to normal business operations and large construction obligations, including Weston 4. Capital contributions to equity method investment include our commitment to fund a portion of the Wausau, Wisconsin, to Duluth, Minnesota, transmission line. Other mainly represents expected pension and postretirement funding obligations in 2004, 2005, and 2006.

Capital Requirements

Wisconsin Public Service makes large investments in capital assets. Net construction expenditures are expected to be approximately $1.2 billion in the aggregate for the 2004 through 2006 period (upon the closing of the sale of the Kewaunee nuclear power plant, expenditures would decrease approximately $49 million during this period). The largest of these expenditures is for the construction of the Weston 4 power plant in which Wisconsin Public Service is expected to incur costs of $603 million between 2004 and 2006 assuming 100% ownership. Other significant anticipated expenditures during this three-year period include:

  mercury and pollution control projects - $59 million
  corporate services infrastructures - $37 million
  nuclear fuel - $36 million
  automated meter reading - $31 million

Other capital requirements for the three-year period include a potential contribution of $2.5 million to the Kewaunee nuclear power plant decommissioning trust fund (depending on the sale of the Kewaunee assets).

On April 18, 2003, the Public Service Commission of Wisconsin approved Wisconsin Public Service's request to transfer its interest in the Wausau, Wisconsin, to Duluth, Minnesota, transmission line to American Transmission Company. WPS Resources committed to fund 50% of total project costs incurred


up to $198 million, and receive additional equity in American Transmission Company. WPS Resources may terminate funding if the project extends beyond January 1, 2010. On December 19, 2003, Wisconsin Public Service and American Transmission Company received approval to continue the project with the new cost estimate of $420.3 million. The updated cost estimate reflects additional costs for the project resulting from time delays, added regulatory requirements, changes and additions to the project at the request of local governments, and American Transmission Company overhead costs. Completion of the line is expected in 2008. WPS Resources has the right, but not the obligation, to provide additional funding in excess of $198 million up to its portion of the revised cost estimate. For the period 2004 through 2006, we expect to make capital contributions of up to $124.6 million for our portion of the Wausau to Duluth transmission line. In exchange, we will receive increased ownership in American Transmission Company. Our commitment to fund this transmission line could decrease up to 50% if Minnesota Power exercises its option to fund a portion of the project.

WPS Resources expects to provide additional capital contributions to American Transmission Company of approximately $36 million for the period 2004 through 2006, for other projects.

Upper Peninsula Power is expected to incur construction expenditures of about $45 million in the aggregate for the period 2004 through 2006, primarily for electric distribution improvements and repairs and safety measures at hydroelectric facilities.

Capital expenditures identified at WPS Power Development for 2004 through 2006 are expected to be approximately $5.2 million, including $2.9 million at the Sunbury generation facility.

Capital expenditures identified at WPS Energy Services for 2004 through 2006 are expected to be approximately $13.6 million, largely due to the acquisition of Advantage Energy and computer equipment related to business expansion and normal technology upgrades.

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

WPS Resources has the ability to issue up to an additional $176.9 million of debt or equity under its currently effective shelf registration statement. Wisconsin Public Service has the ability to issue up to an additional $375.0 million of debt under its currently effective shelf registration statements.

WPS Resources and Wisconsin Public Service have 364-day credit line syndications for $225.0 million and $115.0 million, respectively, which were renewed in August, 2004. The credit lines are used to back 100% of WPS Resources' and Wisconsin Public Service's commercial paper borrowing programs and letters of credit for WPS Resources. As of September 30, 2004, there was a total of $169.3 million available under the lines of credit, net of $39.7 million of letters of credit.

In 2003, Wisconsin Public Service announced the sale of its portion of the Kewaunee nuclear power plant. Once Wisconsin Public Service receives a final decision from the Public Service Commission of Wisconsin, it will have obtained substantially all required approvals from the various regulatory agencies


to close the transaction. It is expected that the Public Service Commission of Wisconsin will rule on this matter in the fourth quarter of 2004. In 2003, WPS Resources announced its intention to sell WPS Power Development's Sunbury generation facility. A portion of the proceeds related to the Kewaunee sale may be used to retire debt at Wisconsin Public Service. A portion of the proceeds related to a sale of Sunbury may be used to pay the non-recourse debt related to the plant. The remainder of the proceeds from the Kewaunee and Sunbury sales will be used by WPS Resources for investing activities and general corporate purposes of its subsidiaries, including reducing the amount of outstanding debt. For more information regarding the Sunbury and Kewaunee sales, see the discussion below.

Other Future Considerations

Sunbury Generation Facility

WPS Resources made capital contributions of $24.5 million to Sunbury during the first nine months of 2004 to compensate for the impact of lower capacity revenues, as well as adjustments to Sunbury's operating plan. These funds have been used to cover operating losses, make principal and interest payments, and purchase emission allowances. For 2004, WPS Resources' Board of Directors has granted authorization to contribute up to $32.8 million of capital to Sunbury.

On October 24, 2003, WPS Power Development entered into a definitive agreement to sell its Sunbury generation facility to a subsidiary of Duquesne Light Holdings for approximately $120 million, subject to certain working capital adjustments and regulatory approval. On September 30, 2004, WPS Power Development received a letter of termination from Duquesne related to this sale as a result of a determination by the Pennsylvania Public Utility Commission not to reconsider its earlier approved Provider of Last Resort plan, which Duquesne believes does not satisfy a closing condition in the agreement. WPS Resources remains committed to the sale of Sunbury. See Note 5 in Notes to WPS Resources Consolidated Financial Statements, Assets Held for Sale, for more information.

Kewaunee Nuclear Power Plant

On November 7, 2003, Wisconsin Public Service entered into a definitive agreement to sell its 59% ownership interest in the Kewaunee nuclear power plant to a subsidiary of Dominion Resources, Inc. The other joint owner of Kewanee, Wisconsin Power and Light Company, also agreed to sell its 41% ownership interest in Kewaunee to Dominion. Once Wisconsin Public Service receives a final decision from the Public Service Commission of Wisconsin, it will have obtained substantially all required approvals from the various regulatory agencies to close the transaction. It is anticipated that the Public Service Commission of Wisconsin will rule on this matter in the fourth quarter of 2004.

Wisconsin Public Service estimates that its share of the cash proceeds from the sale will approximate $130 million, subject to various post-closing adjustments. The cash proceeds from the sale are expected to slightly exceed the carrying value of the Wisconsin Public Service assets being sold. In addition to the cash proceeds, Wisconsin Public Service will retain ownership of the assets contained in its non-qualified decommissioning trust, one of two funds that were established to cover the eventual decommissioning of the Kewaunee nuclear power plant. The pretax fair value of the non-qualified decommissioning trust's assets at September 30, 2004 was $119.2 million. Dominion will assume responsibility for the eventual decommissioning of the Kewaunee nuclear power plant and will receive Wisconsin Public Service's qualified decommissioning trust assets that had a pretax fair value of $241.2 million at September 30, 2004. Wisconsin Public Service has requested deferral of the gain expected to result from this transaction and related costs from the Public Service Commission of Wisconsin. Accordingly, the gain on the sale of the plant assets and the related non-qualified decommissioning trust assets are expected to be returned to customers under future rate orders.

The Kewaunee outage is progressing, but is expected to be behind schedule and is anticipated for completion in late November. Delays have occurred primarily due to problems with lifting equipment related to the reactor vessel and procedures to perform the lifts. Wisconsin Public Service's share of the increases in replacement power costs and operating and maintenance expenses resulting from the delay


is expected to approximate $9 million. Wisconsin Public Service is seeking deferral of these additional costs from the Public Service Commission of Wisconsin.

Land Sales

On October 5, 2004, our Peshtigo River land auction took place and Wisconsin Public Service sold 279 acres of development lands for about $12 million (these sales will close before year-end). Under terms of a multi-phase agreement reached with the Wisconsin Department of Natural Resources in 2001 related to lands near the Peshtigo River, the Wisconsin DNR bought more than 5,000 acres of land for $13.5 million in 2001. In December 2003, Wisconsin Public Service completed the sale of an additional 542 acres of land to the Wisconsin DNR for $6.5 million. Wisconsin Public Service will complete the multi-phase agreement with the sale of 179 acres for $5 million to the Wisconsin DNR before the end of 2004. Following the close of this final phase of the Wisconsin DNR agreement, Wisconsin Public Service will donate an additional 5,176 acres to the state.

Regulatory

As a result of the Kewaunee nuclear power plant unplanned outage, which lasted approximately two weeks in January 2004, and other fuel cost and purchased power increases expected in 2004, Wisconsin Public Service received an interim fuel rate order from the Public Service Commission of Wisconsin allowing for a $6.0 million (1.2%) increase in rates that went into effect April 2, 2004. In September 2004, the Public Service Commission of Wisconsin issued its final order, requiring Wisconsin Public Service to refund $1.8 million of revenues collected under the interim rate order to customers. Accordingly, at September 30, 2004, Wisconsin Public Service recorded a $1.8 million liability to customers and the refund will be returned to customers in October and November 2004. The reduction from the interim rate was necessary due to lower than anticipated fuel and purchased power costs in the third quarter of 2004, which were the result of cooler than normal weather conditions. The final order continues to allow Wisconsin Public Service recovery of an estimated $3.2 million of its increased fuel and purchased power costs, $2.1 million of which have been recovered through September 30, 2004, after considering the impact of the refund.

On April 1, 2004, Wisconsin Public Service filed an application with the Public Service Commission of Wisconsin for an 9.8% increase in retail electric rates ($69.4 million in revenues) and a 4.5% increase in natural gas rates ($18.2 million in revenues), both to be effective January 1, 2005. The retail electric rate increase is primarily driven by increased costs related to fuel and purchased power, construction of Weston 4, benefit costs, and transmission service from Midwest Independent System Operator. The natural gas rate increase is primarily related to increases in benefit costs and the cost of distribution system improvements. Hearings on Wisconsin Public Service's application took place in September 2004. Wisconsin Public Service expects to have an order from the Public Service Commission of Wisconsin establishing 2005 rates by the end of 2004.

On March 31, 2004, Upper Peninsula Power Company submitted an application to the Michigan Public Service Commission to collect $5.2 million for increased power supply costs relating to 2003. In addition, we requested deferral of the decision regarding recovery of $1.8 million of deferred power supply costs related to the Dead River flooding. On August 31, 2004, the Michigan Commission approved the deferral of the $1.8 million of fuel and purchased power costs relating to the Dead River flood, as well as allowing the recovery of the $5.2 million to begin while final prudence was determined. On October 14, 2004, the Commission approved recovery of the full $5.2 million of increased 2003 power supply costs that will be collected from customers through December 2005.

In May 2004, Wisconsin Public Service announced that it is planning to build a 500-megawatt base load electric plant with Alliant Energy Corporation. The planning process includes feasibility and siting studies that will determine the fuel type, technology, size, location, and operator. Based on current energy requirement studies completed by both companies, significant increases in energy demand will require that the new plant be operational by 2011. The addition of this joint plant will allow Wisconsin Public


Service to ensure reliability for customers, manage financial risk, and provide earnings opportunities to shareholders.

Industry Restructuring

The Ohio Legislature passed a Senate Bill in May 1999 instituting market-based rates, competitive retail electric services and establishing a market development period that began January 1, 2001 and was to end no later than December 31, 2005. According to the bill, Ohio electric distribution companies were required to file electric transition plans, including the collection of transition costs during the course of the market development period and the freezing of rates at a 5% discount in the generation rate. At the end of the market development period, the rate will be set at a market-based price. However, the Public Utilities Commission of Ohio, recognizing the competitive electric market has not developed as envisioned and fearing rate shock at the end of the market development period, requested the Ohio electric distribution utilities to file rate stabilization plans covering the 2006-2008 time period. The 2006-2008 rate stabilization plans are expected to provide rate certainty, financial stability for the electric distribution utilities, and to further develop the competitive market.

Since 2001, WPS Energy Services has been the supplier to approximately 100,000 residential, small commercial, and government facilities in the FirstEnergy service areas under the State of Ohio provisions for Opt-out Electric Aggregation Programs. On June 9, 2004, the Public Utilities Commission of Ohio ordered a competitive bid auction be developed and conducted and approved a modified version of the rate stabilization plan submitted by FirstEnergy. The FirstEnergy rate stabilization plan would establish electric rates consumers would pay beginning in 2006 if the auction does not produce better benefits. We believe the order by the Public Utilities Commission of Ohio does not allow adequate time for the auction process to be successful and allows for a rate stabilization charge (to be paid by customers that would elect an alternate power supplier), essentially equaling the generation transition charge that customers are currently paying, which may decrease any savings consumers would realize by selecting the alternative power supplier.

WPS Energy Services has participated as an intervener in the FirstEnergy rate stabilization plan and competitive bid process case in an effort to preserve the competitive electric business established in the FirstEnergy service areas in the 2006-2008 time period. WPS Energy Services filed initial comments requesting modifications be made to the competitive bid process to allow for fair competition. In October 2004, the Public Utilities Commission of Ohio issued orders directing FirstEnergy to make modifications to the competitive bid process based on filed comments and direction from independent consultants and extended the auction schedule to hold the actual auction on December 8, 2004. On September 23, 2004, an Ohio House Bill was introduced proposing changes to the electric restructuring law that would give the Public Utilities Commission of Ohio explicit authority to implement rate stabilization plans where a determination has been made that there is insufficient development of the generation market or lack of effective competition in an electric utility's service area. This would help to ensure against any undue competitive disadvantage between Ohio and regional customers of an electric utility or its affiliates. The competitive bid process is currently set to commence on December 8, 2004.

On July 1, 2004, Senate Bills 1331-1336 were introduced in Michigan to amend legislation enacted in June 2000, which initially established a competitive supply alternative for customers in the state's electricity market. On October 6, 2004, Senate Bill S-1 was introduced as a substitute for Senate Bill 1331. Under current legislation, Michigan's regulated utilities were able to securitize overrun costs associated with large generation assets and the Michigan Public Service Commission was provided the authority to administer the Electric Choice program to ensure the interests of all stakeholders were met. Under the current Electric Choice program, WPS Energy Services, through its subsidiary Quest Energy, LLC, has established itself as a significant supplier to the industrial and commercial markets, achieving contract demand levels of approximately 900 megawatts, and annual sales volumes of 3.6 million megawatt-hours. The Senate Bills contain provisions that will substantially harm the Electric Choice market and return Michigan to a model of the regulated supply monopoly. If the proposed legislation is not altered, it could diminish the benefits of competitive supply for Michigan business customers. The impact on WPS Energy Services could range from maintaining Michigan business with little or no growth,


to an inability to re-contract any business, leading to a possible decision by WPS Energy Services to exit Michigan's electric market and redirect resources to more vibrant markets. It is not unreasonable to expect changes that will have some level of negative impact on WPS Energy Services, but it would be unlikely that Michigan customers will lose all of the benefits of competition and revert back to a fully regulated monopoly supply. WPS Energy Services is actively participating in the legislative and regulatory process in order to protect its interests in Michigan.

Wisconsin Public Service, Upper Peninsula Power and WPS Energy Services are members of the Midwest Independent System Operator (ISO), which is in the process of restructuring the bulk power market in its territory. The implementation of market restructuring by the Midwest ISO is currently expected to occur in 2005. Such restructuring could have an impact on the costs associated with serving utility customers' energy requirements; however, given the anticipated regulatory treatment of any potential cost differences, Wisconsin Public Service does not currently expect the ultimate outcome will have a material impact on its results of operations or financial condition. WPS Energy Services is working closely with the Midwest ISO to ensure that there is a smooth transition to the new market in order to minimize any impact on current customer contracts.

American Jobs Creation Act of 2004

On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004 ("2004 Jobs Act"). The 2004 Jobs Act introduces a new deduction, the "United States production activities deduction." For tax years beginning after December 31, 2004, this deduction will be equal to a specified percentage of the taxpayer's "qualified production activities income" (including production of electricity) for the tax year. In essence, the deduction provides for a reduced tax rate. Guidance from the Internal Revenue Service and Department of Treasury are needed for implementation of this new provision. Currently, WPS Resources is not able to quantify the tax impact of this deduction or identify all potential tax issues related to the Jobs Act. However, pursuant to regulatory treatment, WPS Resources expects any tax benefits derived from utility operations to be deferred and passed on to customers in future rates.

Section 29 Federal Tax Credits

The current rise in oil prices may result in a reduction or elimination of the Section 29 federal tax credits expected for future years. Based on average oil prices from January 2004 through September 30, 2004, we do not expect there to be any phase out of the credits in 2004. A phase out or elimination of the Section 29 federal tax credits would have no impact on the value of minimum tax credits the company is carrying forward as a result of prior production of Section 29 federal tax credits. WPS Resources is assessing the impact of this issue on future operations and evaluating alternatives to potentially protect the ongoing economic benefits of the synthetic fuel facility.

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


At September 30, 2004, and December 31, 2003, outstanding guarantees totaled $889.5 million and $981.8 million, respectively, as follows:
WPS Resources' Outstanding Guarantees (Millions)	September 30, 2004	December 31, 2003
Guarantees of subsidiary debt	$ 27.2	$ 39.7
Guarantees supporting commodity transactions of subsidiaries	806.6	874.4
Standby letters of credit	49.7	61.1
Surety bonds	0.6	1.1
Other guarantee	5.4	5.5
Total guarantees	$889.5	$981.8

WPS Resources' Outstanding Guarantees
(Millions) Commitments Expiring	Total Amounts Committed At September 30, 2004	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Guarantees of subsidiary debt	$27.2	$ -	$ -	$ -	$27.2
Guarantees supporting commodity transactions of subsidiaries	806.6	754.8	23.8	10.7	17.3
Standby letters of credit	49.7	38.6	11.1	-	-
Surety bonds	0.6	0.6	-	-	-
Other guarantee	5.4	-	-	-	5.4
Total guarantees	$889.5	$794.0	$34.9	$10.7	$49.9

At September 30, 2004, WPS Resources had outstanding $27.2 million in corporate guarantees supporting indebtedness. Of that total, $27.0 million supports outstanding debt at one of WPS Power Development's subsidiaries. The underlying debt related to these guarantees is reflected on the consolidated balance sheet.

WPS Resources' Board of Directors has authorized management to issue corporate guarantees in the aggregate amount of up to $1.2 billion to support the business operations of WPS Energy Services. WPS Resources primarily issues the guarantees to counter-parties in the wholesale electric and natural gas marketplace to provide counter-parties the assurance that WPS Energy Services will perform on its obligations and permit WPS Energy Services to operate within these markets. The amount of guarantees actually issued by WPS Resources to support the business operations at WPS Energy Services at September 30, 2004, was $763.2 million and this is reflected in the table above. These guarantees reflect the amount of outstanding business WPS Energy Services could have with the counter-parties holding the guarantees at any point in time. At September 30, 2004, the actual amount of WPS Energy Services' obligations to counter-parties supported by WPS Resources' parental guarantees was $106.5 million.

At September 30, 2004, WPS Resources had issued $37.5 million in corporate guarantees to support the business operation of WPS Power Development, which are reflected in the above table. WPS Resources issues the guarantees for indemnification obligations related to business purchase agreements and to counter-parties in the wholesale electric marketplace to meet their credit requirements and permit WPS Power Development to operate within these markets. The amount supported is dependent on the amount of the outstanding obligations that WPS Power Development has with the parties holding the guarantees at any point in time. At September 30, 2004, the amount of WPS Power Development's obligations supported by WPS Resources' parental guarantees was $8.6 million. In February 2004,


WPS Resources' Board of Directors authorized management to issue corporate guarantees in the aggregate amount of up to $30.0 million to support business operations at WPS Power Development in addition to guarantees that receive specific WPS Resources Board authorization.

Another $5.9 million of corporate guarantees support energy and transmission supply at Upper Peninsula Power and are not reflected on WPS Resources' consolidated balance sheet. In February 2004, WPS Resources' Board of Directors authorized management to issue corporate guarantees in the aggregate amount of up to $15 million to support the business operations of Upper Peninsula Power. Corporate guarantees issued in the future under the Board authorized limit may or may not be reflected on WPS Resources' consolidated balance sheet, depending on the nature of the guarantee.

At WPS Resources' request, financial institutions have issued $49.7 million in standby letters of credit for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under a covered contract, the counter-party may present its claim for payment to the financial institution, which will request payment from WPS Resources. Any amounts owed by our subsidiaries are reflected in the consolidated balance sheet.

At September 30, 2004, WPS Resources furnished $0.6 million of surety bonds for various reasons including worker compensation coverage and obtaining various licenses, permits, and rights-of-way. Liabilities incurred as a result of activities covered by surety bonds are included in the consolidated balance sheet.

The other guarantee of $5.4 million listed in the above table was issued by Wisconsin Public Service to indemnify a third party for exposures related to the construction of utility assets. This amount is not reflected on the consolidated balance sheet.

See Note 16, "Variable Interest Entities," of WPS Resources' Notes to the Consolidated Financial Statements for information on the implementation of Interpretation No. 46R.

MARKET PRICE RISK MANAGEMENT ACTIVITIES - WPS RESOURCES

Market price risk management activities include the electric and gas marketing and related risk management activities of WPS Energy Services. WPS Energy Services' marketing and trading operations manage power and natural gas procurement as an integrated portfolio with its retail and wholesale sales commitments. Derivative instruments are utilized in these operations. WPS Energy Services measures the fair value of derivative instruments (including NYMEX exchange and over-the-counter contracts, natural gas options, natural gas and electric power physical fixed price contracts, basis contracts, and related financial instruments) on a mark-to-market basis. The fair value of derivatives is shown as "assets or liabilities from risk management activities" in the consolidated balance sheets.

The offsetting entry to assets or liabilities from risk management activities is to other comprehensive income or earnings, depending on the use of the derivative, how it is designated, and if it qualifies for hedge accounting. The fair values of derivative instruments are adjusted each reporting period using various market sources and risk management systems. The primary input for natural gas pricing is the settled forward price curve of the NYMEX exchange, which includes contracts and options. Basis pricing is derived from published indices and documented broker quotes. WPS Energy Services bases electric prices on published indices and documented broker quotes. The following table provides an assessment of the factors impacting the change in the net value of WPS Energy Services' assets and liabilities from risk management activities for the nine months ended September 30, 2004.


WPS Energy Services Mark-to-Market Roll Forward (Millions)	Natural Gas	Electric	Total

Fair value of contracts at January 1, 2004	$13.3	$ 6.3	$19.6
Less - contracts realized or settled during period	(6.4)	1.4	(5.0)
Plus - changes in fair value of existing contracts	18.1	5.2	23.3
Other changes in fair value	-	(0.1)	(0.1)
Fair value of contracts at September 30, 2004	$25.0	$12.8	$37.8

The fair value of contracts at January 1, 2004, and September 30, 2004, reflect the values reported on the balance sheet for net mark-to-market current and long-term risk management assets and liabilities as of those dates. Contracts realized or settled during the period include the value of contracts in existence at January 1, 2004, that were no longer included in the net mark-to-market assets as of September 30, 2004, and the amortization of those derivatives designated as normal purchases and sales under Statement No. 133. Changes in fair value of existing contracts include unrealized gains and losses on contracts that existed at January 1, 2004, and contracts that were entered into subsequent to January 1, 2004, which are included in WPS Energy Services' portfolio at September 30, 2004. There were, in many cases, offsetting positions entered into and settled during the period resulting in gains or losses being realized during the current period. The realized gains or losses from these offsetting positions are not reflected in the table above.

Market quotes are more readily available for short duration contracts. Derivative contracts are only marked to market to the extent that markets are considered highly liquid and where objective, transparent prices can be obtained. Unrealized gains and losses are reserved for transactions that do not meet this criterion. The table below shows the sources of fair value and maturity of WPS Energy Services' risk management instruments.

WPS Energy Services Risk Management Contract Aging at Fair Value As of September 30, 2004
Source of Fair Value (Millions)	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity in Excess of 5 Years	Total Fair Value
Prices actively quoted	$19.0	$2.9	-	-	$21.9
Prices provided by external sources	6.2	6.0	-	-	12.2
Prices based on models and other valuation methods	3.0	0.7	-	-	3.7
Total fair value	$28.2	$9.6	-	-	$37.8

"Prices actively quoted" includes NYMEX contracts and basis swaps. "Prices provided by external sources" includes electric contract positions for which pricing information is obtained primarily through broker quotes. "Prices based on models and other valuation methods" includes electric contracts for which reliable external pricing information does not exist. We derive the pricing for most contracts in the above table from active quotes or external sources. Pricing is the most significant variable in the mark-to-market calculations.

WPS Energy Services, as a result of WPS Power Development's ownership of generating assets in New York, has acquired transmission congestion contracts, which are financial contracts, that hedge price risk between zones within the New York Independent System Operator. The contracts were marked to fair value using a combination of modeled forward prices and market quotes. The fair market value of the contracts at September 30, 2004, was $0.7 million.

WPS Energy Services employs a variety of physical and financial instruments offered in the marketplace to limit risk exposure associated with fluctuating commodity prices and volumes, enhance value, and minimize cash flow volatility. While risks associated with the power generating capacity and power sales


are economically hedged, certain transactions do not qualify for hedge accounting under generally accepted accounting principles. Consequently, gains and losses from the generating capacity do not always match with the related physical and financial hedging instruments in some reporting periods. The result can cause volatility in the reported period-by-period earnings of WPS Energy Services; however, the financial impact of this timing difference will reverse at the time of physical delivery and/or settlement of the hedge transaction. The accounting treatment does not impact the underlying cash flows or economics of these transactions. At September 30, 2004, the unrealized mark-to-market gains were $6.4 million for WPS Energy Services' electric operations and related hedges that did not qualify for cash flow hedge treatment under Statement No. 133.

WPS Energy Services is also impacted by earnings volatility associated with the natural gas storage cycle, which runs annually from April through March of the next year. Generally, injections of natural gas into storage inventory take place in the summer months, and natural gas is withdrawn from storage in the winter months. WPS Energy Services' policy is to hedge the value of natural gas in storage with sales in the over-the-counter and futures markets, effectively locking in a margin on storage. Fair market value hedge accounting rules require the natural gas in storage to be marked-to-market using spot prices, while the sales contracts are marked-to-market using forward price curves. When the month-end spot prices utilized to value the natural gas in storage change disproportionately to the month-end forward prices utilized to value the contracts for the sale of natural gas inventory in the future, WPS Energy Services experiences volatility in its earnings. Also, although gas in storage is marked-to-market pursuant to fair value hedge accounting rules, natural gas storage contracts do not qualify for mark-to-market accounting. Consequently, earnings volatility may occur within the contract period for future sales contracts that are marked-to-market without corresponding mark-to-market recognition of the change in value of gas storage contracts. The accounting treatment does not impact the underlying cash flows or economics of these transactions. At December 31, 2003, the difference between the mark-to-market values of gas in storage (valued at spot prices) and future sales contracts (valued using forward price curves) was $2.6 million related to the 2003/2004 natural gas storage cycle. Most of this difference reversed early in 2004 due to withdrawal of most of the natural gas from inventory. At September 30, 2004, the difference between the mark-to-market values of gas in storage and future sales contracts was $12 million related to the 2004/2005 natural gas storage cycle. The difference between mark-to-market values of gas in storage and future sales contracts related to the 2004/2005 storage cycle is expected to substantially reverse during the fourth quarter of 2004 and the first quarter of 2005, but no later than when the natural gas is withdrawn from storage.

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


RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE CORPORATION

Wisconsin Public Service Corporation is a regulated electric and natural gas utility as well as a holding company exempt from the Public Utility Holding Company Act of 1935. Electric operations accounted for approximately 67.6% of revenues for the first nine months of 2004, while gas operations accounted for 32.4% of revenues for the nine months ended September 30, 2004.

Third Quarter 2004 Compared with Third Quarter 2003

Wisconsin Public Service Corporation Overview

Wisconsin Public Service's results of operations for the three months ended September 30 are shown in the following table:
Wisconsin Public Service's Results (Millions)	2004	2003	Change

Operating revenues	$260.2	$254.0	2.4%
Earnings on common stock	$ 30.5	$ 28.0	8.9%

Approved retail and wholesale rate increases at Wisconsin Public Service's electric utility segment drove the increase in operating revenues for the three months ended September 30, 2004, compared to the same period in 2003, partially offset by a decrease in electric and natural gas sales volumes related to unfavorable weather conditions.

Earnings from electric utility operations were $31.5 million for the third quarter of 2004, compared with $30.6 million for the same quarter in 2003. As discussed in more detail below, the following factors impacted electric utility earnings for the quarter.
  Approved retail and wholesale electric rate increases favorably impacted the electric utility margin.
  Electric utility sales volumes decreased in the third quarter of 2004, compared to the same period in 2003 because of weather that was 12% cooler during the cooling season.
  Operating and maintenance expenses increased in the third quarter of 2004 compared to the same period in the prior year.

The loss from gas utility operations was ($3.3) million for the third quarter of 2004, compared with ($4.5) million for the same quarter in 2003. The gas utility margin did not change significantly as the approved rates increase was offset by lower sales volumes attributed to unfavorable weather conditions. A decrease in operating expenses for this segment drove the decreased net loss.

Electric Utility Operations
	Three Months Ended September 30,
Electric Utility Results (Millions)	2004	2003	Change

Revenues	$214.6	$205.0	4.7%
Fuel and purchased power	62.4	63.5	(1.7%)
Margins	$152.2	$141.5	7.6%
Sales in kilowatt-hours	3,487.3	3,590.7	(2.9%)

Electric utility revenue increased $9.6 million (4.7%) for the quarter ended September 30, 2004, compared to the same quarter in 2003. Electric utility revenue increased largely due to the retail and wholesale electric rate increases for Wisconsin Public Service's Wisconsin and Michigan customers (see discussion within Results of Operations - WPS Resources Corporation above).


Higher revenue resulting from rate cases was offset by a 2.9% decrease in electric sales volumes driven by weather that was 12% cooler in the third quarter of 2004 compared to the third quarter of 2003.

Largely due to the retail and wholesale electric rate increases, electric margins at Wisconsin Public Service increased $10.7 million (7.6%). The positive impact of rate cases on revenue was partially offset by the decrease in electric sales volumes driven by unfavorable weather conditions. Fuel and purchased power costs did not have a significant impact on margin as the 7.9% increase in the per-unit cost of purchased power was offset by a 4.7% decrease in the per-unit cost of fuel used in generation. The mix of generated and purchased power did not change significantly between periods.

Gas Utility Operations
	Three Months Ended September 30,
Gas Utility Results (Millions)	2004	2003	Change

Revenues	$45.6	$49.1	(7.1%)
Purchase costs	28.8	32.2	(10.6%)
Margins	$16.8	$16.9	(0.6%)
Throughput in therms	104.1	120.7	(13.8%)

Gas utility revenue decreased $3.5 million (7.1%) for the quarter ended September 30, 2004, compared to the same quarter in 2003. The lower revenue was driven by an overall 13.8% decrease in natural gas throughput volumes that was the result of warmer weather during the third quarter of 2004 compared to the same quarter in 2003. The decrease in revenue related to lower throughput volumes was partially offset by an authorized rate increase and a 14.6% increase in the per-unit cost of natural gas during the quarter ended September 30, 2004, compared to the same quarter in 2003. The Public Service Commission of Wisconsin issued a final order authorizing a retail natural gas rate increase of $8.9 million (2.2%), effective January 1, 2004. The Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the total cost of natural gas on to customers.

The natural gas utility margin decreased $0.1 million (0.6%) for the quarter ended September 30, 2004, compared to the same quarter in 2003. The lower natural gas utility margin is largely due to the decrease in natural gas throughput volumes, partially offset by the authorized rate increase.

Operating Expenses
	Three Months Ended September 30,
Wisconsin Public Service (Millions)	2004	2003	Change
Operating and maintenance expense	$88.8	$78.6	13.0%
Depreciation and decommissioning expense	21.9	24.6	(11.0%)

Operating and Maintenance expense

Operating and maintenance expenses increased $10.2 million (13.0%) for the quarter ended September 30, 2004, compared to the same quarter in 2003. Electric transmission costs were up $3.7 million due primarily to an increase in transmission rates. Additionally, pension and postretirement medical costs accounted for $2.2 million of the increase, maintenance costs incurred in preparation for the fourth quarter Kewaunee outage and maintenance costs associated with distribution assets accounted for $2.0 million of the increase, amortization of costs incurred in conjunction with the implementation of the automated meter reading system and the purchase of the De Pere Energy Center (deferred as regulatory assets) accounted for $1.0 million of the increase, and higher payroll and benefit costs drove the remaining increase.


Depreciation and Decommissioning expense

Depreciation and decommissioning expense decreased $2.7 million (11.0%) for the three-month period ended September 30, 2004 compared to the same period in the prior year due primarily to a decrease in gains recorded on decommissioning trust assets. Realized gains on decommissioning trust assets are substantially offset by depreciation expense pursuant to regulatory practice.

Nine Months 2004 Compared With Nine Months 2003

Wisconsin Public Service Corporation Overview

Wisconsin Public Service's results of operations for the nine months ended September 30 are shown in the following table:
Wisconsin Public Service's Results (Millions)	2004	2003	Change

Operating revenues	$892.0	$850.5	4.9%
Earnings on common stock	$ 74.9	$ 56.2	33.3%

The $41.5 million increase in operating revenues at Wisconsin Public Service was driven by approved retail and wholesale electric rate increases at the electric utility, partially offset by a 7.8% decrease in sales volumes at the gas utility resulting from weather that was warmer during the heating season in 2004 compared to 2003.

Earnings from electric utility operations were $58.1 million for the nine months ended September 30, 2004, compared with $44.7 million for the same period in 2003. As discussed in more detail below, the following factors impacted electric utility earnings for the nine months ended September 30, 2004, compared to the same period in 2003.
  Approved rate increases (including the impact of timely retail electric rate relief in 2004, compared to the delay in receiving retail electric rate relief in 2003) favorably impacted margin.
  Electric utility sales volumes were negatively impacted by weather that was 6% cooler during the cooling season in 2004 compared to 2003, negatively impacting margin.
  Operating and maintenance expense were higher in 2004, negatively impacting earnings.

Earnings from gas utility operations were $9.9 million for the nine months ended September 30, 2004, compared with $6.3 million for the same period in 2003. Despite warmer weather conditions (which decreased throughput volumes) experienced during the 2004 heating season compared to 2003, approved rate increases resulted in a higher margin for the gas utility.

Electric Utility Operations
	Nine Months Ended September 30,
Electric Utility Results (Millions)	2004	2003	Change

Revenues	$603.2	$555.7	8.5%
Fuel and purchased power	184.2	179.0	2.9%
Margins	$419.0	$376.7	11.2%
Sales in kilowatt-hours	10,067.6	10,086.7	(0.2%)

Electric utility revenue increased $47.5 million (8.5%) for the nine months ended September 30, 2004, compared to the same period in 2003. Electric utility revenue increased largely due to authorized retail and wholesale electric rate increases for Wisconsin Public Service's Wisconsin and Michigan customers (see discussion within Results of Operations - WPS Resources Corporation above). The rate increases


were necessary primarily to recover increased operating costs. Despite weather that was 6% cooler during the cooling season in 2004 compared to 2003, sales volumes remained flat. A 3.5% decrease in sales volumes to our residential customers was offset by a 1.0% increase to our higher volume commercial and industrial customers. Lower sales volumes to our residential customers were driven by the unfavorable weather conditions, while the higher sales volumes to our commercial and industrial customers reflect favorable economic conditions compared to the same period in 2003.

The electric margin at Wisconsin Public Service increased $42.3 million (11.2%) due largely to the retail and wholesale electric rate increases mentioned above. Sales volumes for the nine months ended September 30, 2004 remained consistent with prior year levels and, therefore, did not have a significant impact on margin. The negative impact on sales volumes resulting from unfavorable weather conditions was offset by an increase in sales volumes to Wisconsin Public Service's commercial and industrial customers driven by continued economic improvement. Higher margins attributed to authorized rate increases were partially offset by a $7.8 million increase in purchased power costs. Although the quantity of power purchased decreased slightly, purchased power costs were 16.8% higher (on a per-unit basis) for the nine months ended September 30, 2004, compared to the same period in 2003. The Public Service Commission of Wisconsin allows Wisconsin Public Service to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs are in excess of plus or minus 2% from approved levels. Earlier in the year, an interim fuel rate order was received from the Public Service Commission of Wisconsin allowing for a $6.0 million (1.2%) increase in rates for the period beginning April 2, 2004 and ending December 31, 2004. The interim fuel order was initially filed because of an increase in the cost of fuel and purchased power during the Kewaunee nuclear power plant outage (which lasted for approximately two weeks in January 2004) and expectations that purchased power costs would remain high throughout 2004. In September 2004, the Public Service Commission of Wisconsin issued its final order, requiring Wisconsin Public Service to refund $1.8 million of revenues collected under the interim rate order to customers. The reduction from the interim rates was necessary due to lower than anticipated fuel and purchased power costs in the third quarter of 2004, which were the result of cooler than normal weather conditions. The final order continues to allow Wisconsin Public Service recovery of an estimated $3.2 million of its increased fuel and purchased power costs, $2.1 million of which have been recovered through September 30, 2004, after considering the impact of the refund.

Gas Utility Operations
	Nine Months Ended September 30,
Gas Utility Results (Millions)	2004	2003	Change

Revenues	$288.8	$294.8	(2.0%)
Purchase costs	203.4	213.3	(4.6%)
Margins	$ 85.4	$ 81.5	4.8%
Throughput in therms	571.1	619.6	(7.8%)

Gas utility revenue decreased $6.0 million (2.0%) for the nine months ended September 30, 2004, compared to the same period in 2003. Lower revenue was driven by an overall 7.8% decrease in natural gas throughput volumes due to weather that was 6% warmer during the heating season for the nine months ended September 30, 2004, compared to the same period in 2003. The decrease in revenue driven by lower throughput volumes was partially offset by an authorized rate increase (discussed above) and an increase in the per-unit cost of natural gas. Natural gas prices increased 6.3% per unit for the nine months ended September 30, 2004, compared to the same period in 2003. The Public Service Commission of Wisconsin and the Michigan Public Service Commission allow Wisconsin Public Service to pass changes in the total cost of natural gas on to customers.

The natural gas utility margin increased $3.9 million (4.8%) for the nine months ended September 30, 2004, compared to the same period in 2003. The higher natural gas utility margin is largely due to the rate increase mentioned above.


Operating Expenses
	Nine Months Ended September 30,
Wisconsin Public Service (Millions)	2004	2003	Change
Operating and maintenance expense	$283.6	$264.4	7.3%
Depreciation and decommissioning expense	66.7	68.1	(2.1%)

Operating and Maintenance expense

Operating and maintenance expenses at Wisconsin Public Service increased $19.2 million (7.3%) for the nine months ended September 30, 2004, compared to the same period in 2003. Electric transmission costs were up $8.9 million due primarily to an increase in transmission rates. Pension and postretirement medical costs increased $6.4 million. Additionally, $4.4 million of the increase was driven by amortization of costs incurred in conjunction with the implementation of the automated meter reading system and the purchase of the De Pere Energy Center (deferred as regulatory assets). The remaining increase was driven by higher payroll and benefit costs. The increases were partially offset by lower operating and maintenance costs associated with plant outages (primarily related to costs incurred in 2003 pertaining to the Kewaunee refueling outage).

LIQUIDITY AND CAPITAL RESOURCES - WISCONSIN PUBLIC SERVICE

Wisconsin Public Service believes that its cash, operating cash flows, and borrowing ability because of strong credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. However, Wisconsin Public Service's operating cash flow and access to capital markets can be impacted by macroeconomic factors outside its control. In addition, Wisconsin Public Service's borrowing costs can be impacted by its short and long-term debt ratings assigned by independent rating agencies, which in part are based on certain credit measures such as interest coverage and leverage ratios. Currently, we believe these ratings continue to be among the best in the energy industry (see Financing Cash Flows, Credit Ratings below).

Operating Cash Flows

During the nine months ended September 30, 2004, net cash provided by operating activities was $205.7 million, compared with $135.0 million in 2003. The increase in cash provided by operating activities was primarily due to changes in working capital (accounts payable), and improved operating results. The decrease in accounts payable is the result of normal activity and the timing of expenditures combined with a 10.25% decrease in gas purchases in the first nine months of 2004 compared to the same period in the prior year.

Investing Cash Flows

Net cash used for investing activities was $169.0 million in the first nine months of 2004 compared to $82.1 million in 2003. The increase is primarily attributed to a $78.9 million increase in capital expenditures and a $20.1 million decrease in proceeds from the sale of property, plant and equipment.

Capital Expenditures

Capital expenditures by business segment for the nine months ended September 30, 2004, and September 30, 2003, are as follows:


	Nine Months Ended September 30,
(Millions)	2004	2003
Electric utility	$135.2	$ 81.9
Gas utility	47.6	24.5
Other	2.6	0.1
Consolidated	$185.4	$106.5

The increase in capital expenditures at the electric utility in the first nine months of 2004 as compared to the first nine months of 2003 is mainly due to higher capital expenditures associated with the proposed construction of a 500-megawatt coal-fired generation facility located near Wausau, Wisconsin, known as the Weston 4 power plant. Gas utility capital expenditures increased primarily due to the installation of automated meter reading. See the Liquidity and Capital Resources section of WPS Resources' Management's Discussion and Analysis of Financial Condition and Results of Operations for more information regarding construction of the Weston 4 power plant.

Financing Cash Flows

Net cash used for financing activities was $36.1 million in the first nine months of 2004 compared to $51.4 million in the first nine months of 2003. The decrease in cash used for financing activities is the result of increased investing activity in capital expenditures, reducing funds used to pay down short-term debt. This was partially offset by an equity contribution from WPS Resources to maintain the equity ratios prescribed by the Public Service Commission of Wisconsin.

Wisconsin Public Service is restricted by a Public Service Commission of Wisconsin order limiting the payment of normal common stock dividends to no more than 109% of the previous year's common stock dividend, without prior notice to the Commission. In addition, Wisconsin Public Service's Restated Articles of Incorporation limit the amount of common stock dividends that Wisconsin Public Service can pay to certain percentages of its prior 12-month net income, if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization.

Significant Financing Activities

See the Liquidity and Capital Resources section of WPS Resources' Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on significant financing activities for Wisconsin Public Service.

Credit Ratings

See the Liquidity and Capital Resources section of WPS Resources' Management's Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of Wisconsin Public Service's credit ratings.


Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of Wisconsin Public Service, including its subsidiaries.

		Payments Due By Period
Contractual Obligations As of September 30, 2004 (Millions)	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years

Long-term debt principal and interest payments	$ 766.5	$ 6.8	$ 54.1	$ 54.1	$ 651.5
Operating lease obligations	13.2	1.3	4.4	2.8	4.7
Commodity purchase obligations	1,257.6	56.8	373.7	259.3	567.8
Purchase orders	527.3	219.3	253.9	54.0	0.1
Other	132.0	17.8	114.2	-	-
Total contractual cash obligations	$2,696.6	$302.0	$800.3	$370.2	$1,224.1

Long-term debt principal and interest payments represent bonds issued, notes issued, and loans made to Wisconsin Public Service. We record all principal obligations on the balance sheet. Commodity purchase obligations represent mainly commodity purchase contracts of Wisconsin Public Service. Wisconsin Public Service expects to recover the cost of its contracts in future customer rates. Purchase orders include obligations related to normal business operations and large construction obligations, including Weston 4. Other mainly represents expected pension and post-retirement funding obligations in 2004, 2005, and 2006.

Capital Requirements

See the Liquidity and Capital Resources section of WPS Resources' Management's Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of Wisconsin Public Service's capital requirements.

Capital Resources

See the Liquidity and Capital Resources section of WPS Resources' Management's Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of Wisconsin Public Service's capital resources.

Other Future Considerations

Kewaunee Nuclear Power Plant

See the Liquidity and Capital Resources section of WPS Resources' Management's Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of the proposed sale of Wisconsin Public Service's interest in the Kewaunee nuclear power plant.

Land Sales

See the Liquidity and Capital Resources section of WPS Resources' Management's Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of land sales.


Regulatory

See the Liquidity and Capital Resources section of WPS Resources' Management's Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of Wisconsin Public Service's regulatory issues.

American Jobs Creation Act of 2004

See the Liquidity and Capital Resources section of WPS Resources' Management's Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of the American Jobs Creation Act of 2004.

OFF BALANCE SHEET ARRANGEMENTS - WISCONSIN PUBLIC SERVICE

See WPS Resources' Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding Off Balance Sheet Arrangements.

CRITICAL ACCOUNTING POLICIES - WISCONSIN PUBLIC SERVICE

In accordance with the rules proposed by the Securities and Exchange Commission in May 2002, we reviewed our critical accounting policies for new critical accounting estimates and other significant changes. We found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2003, are still current and that there have been no significant changes.

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

WPS Resources is also exposed to foreign currency risk as a result of foreign operations owned and operated in Canada and transactions denominated in Canadian dollars for the purchase and sale of natural gas by one of our nonregulated subsidiaries. WPS Resources has approved processes in place to protect against this risk. The foreign currency exchange risk to WPS Resources is not significant at September 30, 2004.

Due to the issuance of short-term commercial paper in the second and third quarter of 2004, WPS Resources and Wisconsin Public Service have an increased exposure to interest rate risk. Based on the variable rate debt of WPS Resources and Wisconsin Public Service outstanding at September 30, 2004, a hypothetical increase in market interest rates of 100 basis points would increase annual interest expense by approximately $1.7 million and $0.4 million, respectively. Comparatively, based on variable rate debt outstanding at December 31, 2003, an increase in interest rates of 100 basis points would have increased interest expense in 2003 by approximately $0.7 million and $0.1 million. These amounts were determined by performing a sensitivity analysis on the impact of a hypothetical 100 basis point increase in interest rates on the variable rate debt of WPS Resources and Wisconsin Public Services outstanding as of September 30, 2004 and December 31, 2003. This sensitivity analysis was calculated assuming a constant level of variable rate debt during the period and an immediate increase in the levels of interest rates with no other subsequent changes for the remainder of the period. In the event of a significant change in interest rates, management would take action to mitigate the company's exposure to the change.

To measure commodity price risk exposure, WPS Resources performs a value-at-risk (VaR) analysis on third party exposures. VaR is estimated using a delta-normal approximation based on a one-day holding period and 95% confidence level. For further explanation of our VaR calculation, see the 2003 Form 10-K.

In the first nine months of 2004, certain WPS Power Development merchant plants were under contract to WPS Energy Services. WPS Energy Services has the ability to reduce market price risk and extract additional value from these plants through the use of various financial and physical tools (including forward contracts and options). Due to the fact that a majority of WPS Power Development's risk is now essentially managed and reported through WPS Energy Services, a separate VaR amount has not been presented for WPS Power Development. WPS Energy Service's VaR amount was calculated to be $0.6 million at September 30, 2004, and $0.8 million at December 31, 2003.

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

Changes in Internal Controls

There were no significant changes in WPS Resources' and Wisconsin Public Service's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.


Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Stray Voltage Claims

See Note 12 - Commitments and Contingencies, under the heading "Stray Voltage Claims" for information required by this Item 1.

Item 6.	Exhibits

	(a)	Exhibits

The following documents are attached as exhibits:

		3.1	Wisconsin Public Service Corporation By-Laws as in Effect August 15, 2004
		12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges
		12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
		31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
		31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
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

WPS Resources Corporation

Date: November 5, 2004	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: November 5, 2004	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)


WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004
Exhibit No.	Description

3.1	Wisconsin Public Service Corporation By-Laws as in Effect August 15, 2004
12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges
12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
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