Form 10-K
period 2004-12-31
WISCONSIN PUBLIC SERVICE CORP; WPS RESOURCES CORP
filed 2005-03-09
CIK 107833, 916863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

39-1775292

1-3016
WISCONSIN PUBLIC SERVICE CORPORATION (A Wisconsin Corporation) 700 North Adams Street P. O. Box 19001 Green Bay, WI 54307-9001 920-433-1598

39-0715160

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class	Name of each exchange on which registered

WPS RESOURCES CORPORATION	Common Stock, $1 par value	New York Stock Exchange

	Rights to purchase Common Stock pursuant to Rights Agreement dated December 12, 1996, as amended	New York Stock Exchange


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

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Act).

WPS Resources Corporation	Yes [X] No [ ]
Wisconsin Public Service Corporation	Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrants.

WPS RESOURCES CORPORATION	$1,725,313,118 as of June 30, 2004

WISCONSIN PUBLIC SERVICE CORPORATION	$0 as of June 30, 2004

Number of shares outstanding of each class of common stock, as of February 28, 2005

WPS RESOURCES CORPORATION	Common Stock, $1 par value, 37,682,550 shares

WISCONSIN PUBLIC SERVICE CORPORATION	Common Stock, $4 par value, 23,896,962 shares. WPS Resources Corporation is the sole holder of Wisconsin Public Service Corporation Common Stock.

DOCUMENT INCORPORATED BY REFERENCE

Definitive proxy statement for the WPS Resources Corporation Annual Meeting of Shareholders to be held on May 19, 2005 is incorporated by reference into Part III.


WPS RESOURCES CORPORATION
and
WISCONSIN PUBLIC SERVICE CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2004

TABLE OF CONTENTS

			Page

Forward-Looking Statements			1

PART I			3

ITEM 1.	BUSINESS		3

	A.	GENERAL	3

		WPS Resources Corporation
		Wisconsin Public Service Corporation
		Upper Peninsula Power Company
		WPS Investments, LLC
		WPS Resources Capital Corporation
		WPS Energy Services, Inc.
		WPS Power Development, Inc.

	B.	REGULATED ELECTRIC OPERATIONS	5

		Facilities	6
		Weston Unit 4
		Weston Units 1 through 3
		Pulliam
		Kewaunee Nuclear Power Plant
		Radioactive Waste Storage
		Plant Capacity
		Depreciation and Decommissioning
		Other Generation Facilities
		Fox Energy Center
		Other Facilities
		Fuel Supply	8
		Electric Supply Mix
		Fuel Costs
		Coal
		Nuclear Fuel Cycle
		Spent Nuclear Fuel Disposal
		Funding Decontamination and Decommissioning of Federal Facilities
		Regulatory Matters	10
		Wisconsin Regulatory Matters
		Michigan Regulatory Matters
		Federal Energy Regulatory Commission Matters
		Hydroelectric Licenses
		Other Matters	12
		Research and Development
		Customer Segmentation
		Seasonality
		Competition
		Working Capital Requirements
		Electric Operating Statistics	14
		Wisconsin Public Service Corporation
		Upper Peninsula Power Company

	C.	REGULATED NATURAL GAS OPERATIONS	16

		Facilities	16
		Natural Gas Supply	16
		Regulatory Matters	17
		Other Matters	17
		Research and Development
		Customer Segmentation
		Seasonality
		Competition
		Working Capital Requirements
		Natural Gas Operating Statistics	19
		Wisconsin Public Service Corporation

	D.	NONREGULATED ENERGY SERVICES	20

		Facilities	21
		Licenses	21
		Other Matters	21
		Customer Segmentation
		Seasonality
		Competition
		Working Capital

	E.	NONREGULATED ELECTRIC GENERATION	23

		Facilities	23
		Fuel Supply	24
		Licenses	24
		Other Matters	24
		Customer Segmentation
		Seasonality
		Competition
		Working Capital

	F.	ENVIRONMENTAL MATTERS	25

	G.	CAPITAL REQUIREMENTS	25

	H.	EMPLOYEES	25

	I.	AVAILABLE INFORMATION	26

ITEM 2.	PROPERTIES		27

	A.	UTILITY	27

		Wisconsin Public Service Facilities	27
		Upper Peninsula Power Facilities	28

	B.	NONREGULATED	28

		WPS Resources Corporation	28
		Asset Management Strategy
		WPS Energy Services Facilities	29
		WPS Power Development Facilities	29

ITEM 3.	LEGAL PROCEEDINGS		30

		Stray Voltage Claims	30
		Dead River Flooding	30
		Kewaunee Spent Nuclear Fuel Lawsuit	30
		Environmental	30

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS		31

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANTS		32

	A.	Executive Officers of WPS Resources Corporation as of January 1, 2005	32
	B.	Executive Officers of Wisconsin Public Service Corporation as of January 1, 2005	33

PART II			34

ITEM 5.	MARKET FOR REGISTRANTS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES		34

	WPS Resources Corporation Common Stock Two-Year Comparison		34
	Dividend Restrictions		34
	Common Stock		34

ITEM 6.	SELECTED FINANCIAL DATA		35

	WPS Resources Corporation Comparative Financial Statements and Financial Statistics (2000 to 2004)
	Wisconsin Public Service Corporation Comparative Financial Statements and Financial Statistics (2000 to 2004)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION		36

	WPS Resources Corporation		36
	Introduction
	Strategic Overview
	Regulated Utilities
	WPS Energy Services
	WPS Power Development
	Results of Operations - WPS Resources Corporation 2004 Compared with 2003		41
	WPS Resources Overview
	Overview of Utility Operations
	Overview of Nonregulated Operations
	Overview of Holding Company and Other Segment Operations
	Operating Expenses
	Other Income (Expense)
	Provision for Income Taxes
	Discontinued Operations
	Cumulative Effect of Change in Accounting Principles
	2003 Compared with 2002		50
	WPS Resources Overview
	Overview of Utility Operations
	Overview of Nonregulated Operations
	Overview of Holding Company and Other Segment Operations
	Operating Expenses
	Other Income (Expense)
	Provision for Income Taxes
	Discontinued Operations
	Balance Sheet - WPS Resources 2004 Compared with 2003		56
	Liquidity and Capital Resources - WPS Resources		57
	Operating Cash Flows
	Investing Cash Flows
	Financing Cash Flows
	Future Capital Requirements and Resources
	Other Future Considerations
	Guarantees and Off Balance Sheet Arrangements - WPS Resources		665
	Market Price Risk Management Activities - WPS Resources		68
	Critical Accounting Policies - WPS Resources		69
	Risk Management Activities
	Asset Impairment
	Receivables and Reserves
	Pension and Postretirement Benefits
	Regulatory Accounting
	Tax Provision
	Related Party Transactions - WPS Resources		73
	Trends - WPS Resources		743
	Environmental
	Energy and Capacity Prices
	Synthetic Fuel Operation
	Industry Restructuring
	Seams Elimination Charge Adjustment
	New Accounting Pronouncements
	Impact of Inflation - WPS Resources		76

	Wisconsin Public Service Corporation		77
	2004 Compared with 2003		77
	WPSC Overview
	Electric Utility Operations
	Gas Utility Operations
	Operating Expenses
	Other Income
	2003 Compared with 2002		79
	WPSC Overview
	Electric Utility Operations
	Gas Utility Operations
	Operating Expenses
	Other Income
	Balance Sheet - WPSC 2004 Compared with 2003		81
	Liquidity and Capital Resources - WPSC		82
	Operating Cash Flows
	Investing Cash Flows
	Financing Cash Flows
	Future Capital Requirements and Resources
	Other Future Considerations
	Off Balance Sheet Arrangements - WPSC		85
	Critical Accounting Policies - WPSC		85
	Related Party Transactions - WPSC		85
	Trends - WPSC		85
	Impact of Inflation - WPSC		85

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK		86

	Market Risks and Other Significant Risks		86
	Interest Rate Risk		86
	Commodity Price Risk		86
	Value-at-Risk		87
	Equity Return and Principal Preservation Risk		87
	Foreign Currency Exchange Rate Risk		88

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		89

	WPS RESOURCES CORPORATION		89
	A.	Consolidated Statements of Income	89
	B.	Consolidated Balance Sheets	90
	C.	Consolidated Statements of Common Shareholders' Equity	91
	D.	Consolidated Statements of Cash Flows	92
	E.	Notes to Consolidated Financial Statements	93
	F.	Reports of Independent Registered Public Accounting Firm	146

	WISCONSIN PUBLIC SERVICE CORPORATION		147
	G.	Consolidated Statements of Income	147
	H.	Consolidated Balance Sheets	148
	I.	Consolidated Statements of Capitalization	149
	J.	Consolidated Statements of Common Shareholder's Equity	150
	K.	Consolidated Statements of Cash Flows	151
	L.	Notes to Consolidated Financial Statements	152
	M.	Reports of Independent Registered Public Accounting Firm	160

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE		161

ITEM 9A.	CONTROLS AND PROCEDURES		161

	Evaluation of Disclosure Controls and Procedures		161
	Changes in Internal Controls		161
	Management Reports on Internal Controls over Financial Reporting		161
	Reports of Independent Registered Public Accounting Firm		162

ITEM 9B.	OTHER INFORMATION		164

PART III			164

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS		164

ITEM 11.	EXECUTIVE COMPENSATION		165

	WPS Resources		165
	Wisconsin Public Service		166
	Summary Compensation Table
	Agreements with Named Executive Officers
	Option Grants to Named Executives in Last Fiscal Year
	Aggregated Options Exercises in Last Fiscal Year and Fiscal Year End Option Values for the Named Executive Officers
	Performance Share (Long-Term Incentive Plan) Awards to the Named Executive Officers
	Pension Plans

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT		171

	WPS Resources Corporation		171
	Wisconsin Public Service Corporation		171
	Ownership of Voting Securities
	Equity Compensation Plan Information		172

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS		172

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES		172

PART IV			174

ITEM 15.	EXHIBITS AND, FINANCIAL STATEMENT SCHEDULES		174

	Documents Filed as Part of this Report		174
	Consolidated Financial Statements
	Financial Statement Schedules
	Listing of Exhibits

SIGNATURES			180

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)			181
	A.	Statements of Income and Retained Earnings	181
	B.	Balance Sheets	182
	C.	Statements of Cash Flows	183
	D.	Notes to Parent Company Financial Statements	184

SCHEDULE II - WPS RESOURCES CORPORATION VALUATION AND QUALIFYING ACCOUNTS			187

SCHEDULE II - WISCONSIN PUBLIC SERVICE CORPORATION VALUATION AND QUALIFYING ACCOUNTS			188

EXHIBITS FILED HEREWITH			189

vi


Acronyms Used in this Annual Report -on Form 10-K

ATC	American Transmission Company LLC
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
ESI	WPS Energy Services, Inc.
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
PDI	WPS Power Development, Inc.
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
UPPCO	Upper Peninsula Power Company
WDNR	Wisconsin Department of Natural Resources
WPSC	Wisconsin Public Service Corporation

vii

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

In addition to statements regarding trends or estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations, forward-looking statements included or incorporated in this report include, but are not limited to, statements regarding future:
  Revenues or expenses,
  Capital expenditure projections, and
  Financing sources.

Forward-looking statements involve a number of risks and uncertainties. There are many factors that could cause actual results to differ materially from those expressed or implied in this report. Some of those factors include:

  Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions regarding WPSC and UPPCO;
  The impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, changes in environmental, tax and other laws and regulations to which WPS Resources and its subsidiaries are subject, as well as changes in application of existing laws and regulations;
  Current and future litigation, regulatory investigations, proceedings or inquiries, including manufactured gas plant site cleanup and pending EPA investigations of WPSC generation facilities;
  Resolution of audits by the Internal Revenue Service and various state revenue agencies;
  The effects, extent and timing of additional competition in the markets in which WPS Resources' subsidiaries operate;
  The impact of fluctuations in commodity prices, interest rates and customer demand;
  Available sources and costs of fuels and purchased power;
  Ability to control costs (including costs of decommissioning generation facilities);
  Investment performance of employee benefit plans;
  Advances in technology;
  Effects of and changes in political, legal and economic conditions and developments in the United States;
  The performance of projects undertaken by nonregulated businesses and the success of efforts to invest in and develop new opportunities;


  Potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed (such as the potential sale of the Sunbury plant, the potential sale of the Kewaunee plant, construction of the Weston 4 generation plant and construction of the Wausau, Wisconsin to Duluth, Minnesota transmission line);
  The direct or indirect effect resulting from terrorist incidents or responses to such incidents;
  Financial market conditions and the results of financing efforts, including credit ratings and risks associated with commodity prices, interest rates and counter-party credit;
  Weather and other natural phenomena; and
  The effect of accounting pronouncements issued periodically by standard-setting bodies.

Except to the extent required by the federal securities laws, WPS Resources and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.


PART I

ITEM 1.     BUSINESS

A. GENERAL

For purposes of this Annual Report on Form 10-K, unless the context otherwise indicates, when we refer to "us," "we," "our" or "ours," we are describing WPS Resources.

WPS Resources Corporation

WPS Resources is domiciled in the United States and was incorporated in Wisconsin in 1993. WPS Resources is a holding company for regulated utility and nonregulated business units and is exempt from the Public Utility Holding Company Act of 1935. Approximate percentages of revenues and net income for the year ended 2004 and assets as of December 31, 2004 of WPS Resources and its principal operating subsidiaries are:
	Percent of Revenues *	Percent of Net Income *	Percent of Assets *

Wisconsin Public Service Corporation	25%	75%	62%
Upper Peninsula Power Company	2%	3%	4%
WPS Energy Services, Inc.	73%	26%	24%
WPS Power Development, Inc.	1%	4%	9%
WPS Resources Corporation	0%	(8%)	7%

* The percentages above may not total 100% due to intercompany transactions. Intercompany transactions largely consist of energy sales and purchases between subsidiaries and related intercompany receivables and payables.

For the last three years, the majority of WPS Resources' revenues were earned within the United States and the majority of long-lived assets were located within the United States.
	2004	2003	2002
Domestic Revenues (millions)	$3,763.6	$3,749.6	$1,407.4
Foreign Revenues (millions)	1,127.0	571.7	53.7
Total Revenues (millions)	$4,890.6	$4,321.3	$1,461.1

Domestic Assets (millions)	$2,823.8	$2,618.4
Foreign Assets (millions)	22.9	24.1
Total Assets (millions)	$2,846.7	$2,642.5

Wisconsin Public Service Corporation

WPSC, a Wisconsin corporation, is domiciled in the United States and began operations in 1883. WPSC is a regulated electric and natural gas utility serving an 11,000 square mile service territory in northeastern Wisconsin and an adjacent portion of the Upper Peninsula of Michigan. It is also a holding company that is exempt from the Public Utility Holding Company Act of 1935. In 2004, WPSC served 421,159 retail electric customers and 305,648 natural gas retail customers. Wholesale electric service is provided to various customers, including municipal utilities, electric cooperatives, energy marketers, other investor-owned utilities and municipal joint action agencies. For the last three years, all WPSC revenues were earned within the United States and all assets were located within the United States. Total revenues consisted of 87% retail sales and 13% wholesale sales. For more information regarding revenues, net income and total assets for regulated electric operations, see Notes to Consolidated Financial Statements - Segments of Business.


In December 2004, WPSC continued its efforts to sell its share of the Kewaunee nuclear power plant to Dominion Energy Kewaunee Inc. for approximately $130 million. WPSC continues to work with the PSCW to obtain regulatory approval of the sale. In 2004, WPSC disposed of approximately 5,634 acres of land along the Peshtigo River through sale and donation to the WDNR and at public auction. For more information regarding these sales, see Management's Discussion and Analysis of Financial Condition and Results of Operation.

Upper Peninsula Power Company

UPPCO, a Michigan corporation, is domiciled in the United States and began operations in 1884. UPPCO is a regulated electric utility serving a 4,500 square mile area of Michigan's Upper Peninsula. At December 31, 2004, UPPCO provided retail electric service to 51,905 customers and wholesale electric service to 36 customers. Total revenues consisted of 83% retail sales and 17% wholesale sales. For information regarding revenues, net income and total assets for regulated electric operations, see Notes to Consolidated Financial Statements - Segments of Business.

WPS Investments, LLC

WPS Investments, LLC is a nonutility company domiciled in the United States and was organized in 2000 under the laws of the State of Wisconsin. On December 31, 2004, WPS Investments was owned 36.36% by WPSC, 10% by UPPCO, and 53.64% by WPS Resources. The principal business of WPS Investments is to hold the investment of WPS Resources and its subsidiaries in ATC and Guardian Pipeline, LLC. At December 31, 2004, WPS Investments owned approximately a 22.64% interest in ATC and a 33.33% interest in Guardian Pipeline, LLC.

WPS Resources Capital Corporation

WPS Resources Capital Corporation, a Wisconsin corporation, is domiciled in the United States and was created in 1999 as an intermediate holding company for the nonregulated subsidiaries of WPS Resources. At the end of 2004, WPS Resources Capital Corporation had total assets of $1.5 billion, consisting of its investments in ESI and PDI.

WPS Energy Services, Inc.

ESI, a Wisconsin corporation, is domiciled in the United States and was established in 1994. ESI is a nonregulated subsidiary of WPS Resources Capital Corporation. ESI offers nonregulated natural gas, electric and alternate fuel supplies, as well as energy management and consulting services, to retail and wholesale customers primarily in the northeastern quadrant of the United States and eastern portions of Canada. Although ESI has a widening array of products and services, revenues are primarily derived through sales of electricity and natural gas. ESI had revenues of $3.6 billion, including intercompany revenues, in 2004 and assets of $1.1 billion at December 31, 2004. For information regarding revenues, net income and total assets, see Notes to Consolidated Financial Statements - Segments of Business.

WPS Power Development, Inc.

PDI, a Wisconsin corporation, is domiciled in the United States and was established in 1995. PDI is a nonregulated subsidiary of WPS Resources Capital Corporation that owns and operates generation facilities in the United States and Canada primarily selling energy and capacity to ESI. Energy-related services provided by PDI include engineering and management services and operations and maintenance services. PDI currently owns, through its subsidiaries, electric generation facilities in Wisconsin, Maine, Pennsylvania and New York in the United States and New Brunswick in Canada, a 23.3% interest in a synthetic fuel processing facility located in Kentucky, and steam production facilities located in Arkansas and Oregon. PDI had revenues of $71.4 million, including intercompany revenues, in 2004, but excluding revenues from discontinued operations (the operations of the Sunbury generation plant, which is held for sale), and assets of $380.5 million at December 31, 2004, including $119.6 million of assets held for sale.


For information regarding revenues, net income and total assets see Notes to Consolidated Financial Statements - Segments of Business.

B. REGULATED ELECTRIC OPERATIONS

WPS Resources' regulated electric utility operations are provided through WPSC and UPPCO. WPSC generates and distributes electric energy in northeastern Wisconsin. The cities of Green Bay, Oshkosh, Wausau and Stevens Point are the largest communities served at the electric retail level. UPPCO provides electric energy in Michigan's Upper Peninsula. The largest community served at the electric retail level is the Houghton/Hancock area. WPSC also provides retail electric energy to a small portion of Michigan's Upper Peninsula, primarily in the City of Menominee.

Revenues, volumes, customers and plant assets for electric operations of WPSC and UPPCO are as follows:

	2004	2003	2002
Electric Revenues (millions)
Wisconsin	$769.3	$683.4	$661.9
Michigan	127.3	130.7	101.2
Total	$896.6	$814.1	$763.1

Electric Volumes (million megawatt-hours)
Wisconsin	12.8	12.3	12.4
Michigan	1.6	2.0	2.1
Total	14.4	14.3	14.5

Customers
Wisconsin	412,246	405,415	398,841
Michigan	60,935	60,511	60,134
Total	473,181	465,926	458,975

Plant Assets (millions)
Wisconsin	$2,062.2	$1,961.6	$1,868.5
Michigan	204.5	184.6	183.1
Total	$2,266.7	$2,146.2	$2,051.6

In 2004, WPSC reached a firm net design peak of 1,869 megawatts on the afternoon of July 20. At the time of this summer peak, WPSC's total firm resources (i.e., generation plus firm purchases) totaled 2,297 megawatts. As a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand, the summer period is the most relevant for capacity planning purposes. We expect future supply reserves to meet the minimum 18% planning reserve margin criteria imposed by the PSCW through 2005.

In 2004, UPPCO purchased 86% of its total energy requirements. Remaining energy requirements were supplied by hydroelectric and combustion turbine facilities owned by UPPCO. During 2004, UPPCO purchased 65 megawatts of firm power from WPSC. UPPCO also purchased non-firm power from WPSC and Alliant Energy Corporation, among others. The purchases from WPSC represented 43% of UPPCO's total energy requirements in 2004. UPPCO has contracted for 65 megawatts of capacity and energy from WPSC for 2005.


Facilities

Weston Unit 4

On October 7, 2004, WPSC received the final PSCW order granting authority to proceed with construction of the 500-megawatt Weston 4 power plant contingent upon receipt of an air permit. The time allowed to challenge the order has expired making the PSCW decision final.

On October 19, 2004, the WDNR issued a construction air permit, which allows WPSC to proceed with construction of the Weston 4 generating station.

On November 15, 2004, a petition was filed by the Sierra Club with the WDNR under Section 285.61, Wis. Stats. contesting the air permit issued for Weston 4. On December 2, 2004, the WDNR granted the petition and forwarded the matter to the Division of Hearings and Appeals. It is anticipated that a contested case hearing will be held in the second half of 2005. The appeal raised legal and factual issues with the permit and with the process used by the WDNR to develop the air emission limits and conditions. Under Wisconsin law, WPSC may proceed with construction unless the hearing examiner issues a stay of the permit or rules the permit to be invalid. Similar issues were raised in a challenge to the WDNR air permit issued to WE Energies for its Oak Creek generating station in Wisconsin. On February 3, 2005, the court issued a decision affirming the WDNR's January 2004 issuance of an air pollution control and construction permit for WE Energies' expansion of the Oak Creek generating station. While the decision in the Oak Creek proceeding is not legally binding on the hearing examiner in the Weston 4 proceeding, it may influence the outcome of the Weston 4 hearing.

The Weston 4 air permit is one of the most stringent in the nation and will make the plant one of the cleanest plants of its kind in the United States. WPSC began construction in October 2004 and expects the plant to be operational in June 2008.

WPSC entered into an agreement with Dairyland Power Cooperative, effective as of November 23, 2004. The agreement will allow Dairyland Power to acquire a 30% undivided interest in WPSC's Weston 4 electric generation plant. The transaction remains contingent on Dairyland Power obtaining acceptable financing for the transaction and adequate transmission capabilities to deliver its share of the power generated to its transmission network by January 16, 2006. The transaction is also contingent on both WPSC and Dairyland Power receiving all required permits and regulatory approvals. In return for its 30% interest in Weston 4, Dairyland Power will pay WPSC 30% of Weston 4's construction, operation (including administrative and indirect costs), fuel and maintenance costs.

Weston Units 1 through 3

WPSC currently operates three coal-fired generation facilities at its Weston location. The plants have a total nameplate capacity of 456.6 megawatts. Weston unit 3 is the largest with a nameplate capacity of 321.6 megawatts.

Pulliam

WPSC also operates six coal-fired generation units at its Pulliam plant located in Green Bay, Wisconsin. The units at the Pulliam site have a combined nameplate capacity of 370 megawatts with the largest unit having a nameplate capacity of 125 megawatts.

Kewaunee Nuclear Power Plant

The Kewaunee nuclear power plant is a pressurized water reactor plant with a nameplate capacity of 607.9 megawatts. The Kewaunee plant is jointly-owned by WPSC (59%) and Wisconsin Power and Light Company (41%). Nuclear Management Company, LLC, operates the Kewaunee plant. WPS Resources owns a 20% interest in Nuclear Management Company.


On November 7, 2003, WPSC and Wisconsin Power and Light signed a definitive agreement to sell the jointly owned Kewaunee nuclear power plant to Dominion Energy Kewaunee, Inc., a subsidiary of Dominion Resources, Inc., for approximately $220 million.

The sale remains subject to the approval of the PSCW. Although the PSCW rejected the application for the sale of Kewaunee on November 19, 2004, WPSC, Wisconsin Power and Light and Dominion continue to work with the PSCW to obtain approval for the sale. On January 21, 2005, the PSCW issued an order reopening this proceeding. WPSC expects a final decision by the end of March 2005.

Assuming the sale is completed, both WPSC and Wisconsin Power and Light will enter into power purchase agreements with Dominion Energy Kewaunee, Inc., to purchase capacity and energy generated at Kewaunee, equivalent to the amounts that would have been received from the plant if current ownership had continued and at a cost approximating the expected costs of production had current ownership continued. The power purchase agreements, which also require regulatory approval, extend through 2013 when the plant's current operating license will expire.

Radioactive Waste Storage

The Midwest Compact Commission continues to monitor the availability of disposal facilities for the low-level radioactive waste created by all Midwest generators. A site at Barnwell, South Carolina, has been available for the storage of low-level radioactive waste from the Kewaunee plant in the past. The availability of this site for future waste storage is uncertain. As a result of technological advances, waste compaction and the reduction of waste generated, the Kewaunee plant has on-site low-level radioactive waste storage capacity sufficient to store all low-level waste expected at the plant through 2013 when the current plant operating license is set to expire.

Plant Capacity

On March 2, 2004, the Nuclear Regulatory Commission approved a 6% increase in generating capacity at the Kewaunee plant. The additional capacity was achieved primarily through minor component upgrades. The upgrades were completed during the scheduled Fall 2004 refueling outage to further increase plant capacity by 25 megawatts.

Depreciation and Decommissioning

At December 31, 2004, the net carrying amount of WPSC's investment in the Kewaunee plant, including construction work-in-progress, was approximately $87 million. The cost in current dollars for WPSC's 59% share of the estimated costs to decommission the Kewaunee plant is $350 million. WPSC's decommissioning trust assets at December 31, 2004, totaled $344.5 million on a net of tax basis. Due to the pending potential sale of the Kewaunee plant, all contributions to the decommissioning fund are currently suspended for 2005. If the sale is not completed, WPSC is required to contribute a pro-rated portion of its $1.1 million annual contribution for the wholesale jurisdiction. The proration would be based on the portion of the year remaining if and when pursuit of the sale is discontinued. Retail jurisdiction funding has been suspended indefinitely pending the outcome of the sale and would only be resumed after approval from the PSCW should the transaction not be completed. Annual contributions to the trust are subject to change based on future rate case filings. To date, the PSCW and the FERC have determined these costs to be reasonable and allowed their recovery in rates.

During 2004, $15.8 million of depreciation expense related to unrecovered plant investment was recognized, compared with $16.1 million recognized in 2003. The 2004 annual decommissioning funding requirement was $0.3 million.

Additional discussion of Kewaunee plant matters is included in Management's Discussion and Analysis of Financial Condition and Results of Operation and the Notes to WPS Resources' Consolidated Financial Statements.


Other Generation Facilities

WPSC owns a 50% interest in Wisconsin River Power Company. Wisconsin River Power is the owner and operator of a combustion turbine and two hydroelectric plants on the Wisconsin River, which have an aggregate installed capacity in excess of 50 megawatts

Fox Energy Center

In 2003, WPSC entered into a power purchase agreement with Calpine Corporation for capacity and energy from a facility to be built near Kaukauna, Wisconsin.  The agreement calls for WPSC to purchase 150 megawatts of capacity beginning on June 1, 2005, escalating to 470 megawatts of capacity on June 1, 2006, until May 31, 2015, when it decreases to 235 megawatts. On May 31, 2016, the agreement terminates.  Under the agreement, WPSC will also be responsible for fuel supply to the facility over the life of the agreement. Calpine began construction of the project in the fall of 2004.  At this time, WPSC believes Calpine will fulfill its contractual commitments, including a June 1, 2005 project in-service date.

Other Facilities

WPSC, Minnesota Power Company, and ATC are undertaking the construction of a 220-mile, 345-kilovolt-transmission line from Wausau, Wisconsin, to Duluth, Minnesota. Completion of the line is expected in 2008 at a total cost of approximately $420 million. ATC owns, maintains, monitors, and operates electric transmission assets in portions of Wisconsin, Michigan, and Illinois.

For additional information regarding our facilities, see Item 2. Properties in this Annual Report on Form 10-K.

Fuel Supply

Electric Supply Mix

WPSC's electric supply mix for 2004 and 2003 was:

Energy Source	2004	2003
Coal	61.7%	60.7%
Purchased power	18.4%	17.4%
Nuclear	16.1%	17.5%
Natural gas/fuel oil	1.9%	2.6%
Hydro	1.9%	1.8%

Fuel Costs

WPSC's fuel costs for 2004 and 2003 were:

Fuel Cost by Source Cost (per million Btus)	2004	2003
Coal	$1.15	$1.09
Nuclear	0.44	0.43
Natural gas	6.88	5.59
Fuel oil	6.45	8.54

Coal

Coal is the primary fuel source for WPSC, most of which is from the Powder River Basin mines located in Wyoming. Powder River Basin coal is very low in sulfur and meets the standards of the 1990 Clean Air


Act for 2004 and future years. This coal has been our least-cost coal source from any of the subbituminous coal-producing regions in the United States.

Historically, WPSC has purchased coal directly from the producer. Most of the coal purchased by WPSC for its wholly owned plants and purchased by Wisconsin Power and Light for the jointly owned Edgewater and Columbia plants is done through relatively short-term contracts of up to five years duration. WPSC does have one contract, however, that runs through 2016. That contract, with Arch Coal Sales, is for our wholly owned plants and covers approximately 23% of total wholly owned requirements and has take-or-pay obligations totaling $75.6 million over the remaining life of the contract. Take-or-pay obligations mean that WPSC is required to pay for annual contracted coal regardless of whether it takes delivery of the total amount of coal under contract. For 2005, 87% of the wholly owned and jointly owned plant requirements are under contract, with the remaining 13% to be purchased on the spot market. The contracts for coal are with five different suppliers, using seven different mine sources. Peabody COALSALES Company provides approximately 33% of the total coal purchases, with 23% of the total coal purchased coming from the North Antelope Mine.

WPSC currently contracts for coal transportation for its wholly owned plants under contracts of up to five years duration. Over 90% of WPSC's coal transportation is under competitive transportation agreements.

For additional information, see Notes to WPS Resources' Consolidated Financial Statements - Commitments and Contingencies.

Nuclear Fuel Cycle

WPSC purchases uranium concentrates, conversion services, enrichment services and fabrication services for nuclear fuel assemblies at the Kewaunee plant either on the spot market, through a bidding process or by using existing contracts. WPSC removes and replaces approximately one-third of the 121 fuel assemblies from the reactor every 18 months. WPSC stores spent fuel assemblies at the plant site pending permanent disposal by the DOE.

WPSC's uranium inventory policy is to maintain sufficient inventory for up to two reactor refuelings. Following completion of the plant refueling in November 2004, WPSC has approximately 500,000 pounds of yellowcake (a processed form of uranium ore), or its equivalent, held in inventory for the plant. Each refueling requires approximately 475,000 pounds of yellowcake. WPSC intends to purchase approximately 500,000 pounds of yellowcake in 2005 to meet the requirements of the inventory policy. Inventory includes uranium under contract as of December 31, 2004.

Conversion services will be complete for the nuclear fuel reload scheduled in 2006 following the completion of a small amount of contracted conversion services during the first half of 2005.

WPSC has contracted for 100% of the enrichment services required for the Kewaunee plant fuel reloads scheduled to occur in 2006 and 2007. WPSC has the option of purchasing enrichment services beyond 2007 by either using its existing contract or by purchasing from the spot market. WPSC has contracted for fuel fabrication services for the next four reloads. Assuming completion of the sale of the Kewaunee plant, Dominion will assume WPSC's obligations under the enrichment services and fuel fabrication services contracts.

If, for any reason, the Kewaunee plant is forced to terminate operations, we do not expect the maximum exposure to the co-owners related to fuel contracts to exceed $3.5 million. This exposure is due to a long-term fuel fabrication contract with Westinghouse. No financial penalties associated with the present uranium supply, conversion service or enrichment agreements exist. WPSC believes uranium inventories could be sold on the spot market.


Spent Nuclear Fuel Disposal

The federal government is responsible for the disposal or permanent storage of spent nuclear fuel. The DOE is currently preparing an application to license a permanent spent nuclear fuel storage facility in the Yucca Mountain area of Nevada.

Spent nuclear fuel is currently being stored at the Kewaunee plant. At current production levels, the plant has sufficient storage for all fuel assemblies until 2009 with full core offload. Additional capacity will be needed by 2010 to maintain full core offload capability.

The United States government through the DOE is under contract with WPSC for the pick up and long-term storage of Kewaunee's spent nuclear fuel. Because the DOE has failed to begin scheduled pickup of the spent nuclear fuel, WPSC incurred and will continue to incur costs for the storage of the spent nuclear fuel. WPSC is a participant in a suit filed against the federal government for breach of contract and failure to pick up and store the spent nuclear fuel. The case was filed on January 22, 2004, in the United States Court of Federal Claims. The case has been temporarily stayed until June of 2005.

In November 2003, WPSC reached an agreement to sell its interest in Kewaunee to Dominion Energy Kewaunee, Inc, a subsidiary of Dominion Resources, Inc. Assuming regulatory approval and closing of the sale, Dominion will have the right to pursue the spent nuclear fuel claim and WPSC will retain the contractual right to an equitable share of any future settlement or verdict. The total amount of damages sought is unknown at this time. Because WPSC is just one of many owners of nuclear plants who have brought similar suits against the federal government, resolution of the suit may take several years.

Funding Decontamination and Decommissioning of Federal Facilities

The Energy Policy Act of 1992 requires nuclear power companies to fund the decontamination and decommissioning of DOE facilities relating to the processing of nuclear fuel. As a result, WPSC is required to pay a surcharge for uranium enrichment services purchased from the federal government prior to October 23, 1992. On an inflation-adjusted basis, WPSC's portion of the obligation related to the Kewaunee plant is approximately $0.6 million per year through the DOE fiscal year 2007, at which time the payments end. Madison Gas and Electric Company, a former 17.8% owner of the Kewaunee plant, has agreed to continue to pay its portion of this annual assessment through DOE fiscal year 2007. Assuming completion of the sale of the Kewaunee plant, WPSC will continue to be responsible for its portion of this obligation through 2007. The last payment will be due near the end of October 2006.

Regulatory Matters

The PSCW and the MPSC regulate electric retail rates for WPSC. The MPSC regulates electric retail rates for UPPCO. The FERC regulates wholesale electric rates of both utility companies.

Wisconsin Regulatory Matters

On December 21, 2004, the PSCW issued a final written order authorizing a retail electric rate increase of $60.7 million (8.6%), effective January 1, 2005. The new rates reflect an 11.5% return on equity, with equity constituting 57.35% of the regulatory capital structure. The rate increase was necessary to recover the costs associated with the construction of Weston 4, increased fuel and purchased power costs, and increased employee benefit costs.

On November 26, 2002, WPSC, along with Minnesota Power Company and ATC, filed a joint application with the PSCW regarding an increase in the estimated cost to complete the Wisconsin portion of the Wausau, Wisconsin, to Duluth, Minnesota, transmission line. The PSCW originally approved the 220-mile, 345-kilovolt transmission line on October 30, 2001, at an estimated cost of $166 million. On December 19, 2003, the PSCW issued an order re-approving the project at a revised cost of $420.3 million. The revised cost includes an increase in the scope of the project and other facilities not included in the original application. This decision was appealed to the Dane County Circuit Court by


certain landowners. The court affirmed the PSCW's decision.  It is unknown whether the court decision will be appealed.  In addition, Douglas County in Wisconsin continues to oppose the line and refuses to engage in negotiations relating to easement access to county owned land for the project. As a result of this opposition, the PSCW reopened the docket and ordered the applicants to submit an amended application identifying alternative routes and other options for the project in Douglas County.  In addition, various WDNR permit related decisions are currently the subject of a contested case hearing in Wisconsin.  A decision on the contested case is expected in the third quarter of 2005.  For more information on ATC, see Notes to WPS Resources' Consolidated Financial Statements - Investments In Affiliates, At Equity Method.

The amount of fuel and purchased power costs WPSC is authorized to recover in rates is established in its general rate filings. If the actual fuel and purchased power costs vary from the authorized level by more than 2% on a year-to-date basis, WPSC is allowed, or may be required, to file an application adjusting rates for the remainder of the year to reflect actual costs for the year to date plus remaining costs projected for the year.

As a result of the Kewaunee nuclear power plant unplanned outage in late January and early February 2004 and other fuel cost increases in 2004, WPSC filed for a fuel cost increase of $7.4 million on February 27, 2004. The PSCW approved an interim rate increase of $6.0 million on April 1, 2004, subject to refund. On September 24, 2004, the PSCW approved the final fuel order allowing recovery of $3.2 million. In the fourth quarter of 2004, WPSC refunded to customers $1.8 million recovered in excess of the $3.2 million provided in the final order.

The PSCW also allowed WPSC to defer unanticipated replacement fuel, purchased power and operation and maintenance costs directly associated with the extension of the scheduled Kewaunee refueling outage in the fourth quarter of 2004. The Kewaunee outage was extended an additional three weeks due primarily to difficulties encountered with lifting equipment related to the removal of internal vessel components to complete a required 10-year inspection and procedures to perform the lifts. At December 31, 2004, $5.4 million of incremental fuel and purchased power costs and $1.8 million of operation and maintenance costs related to the outage being extended were deferred. The recovery of these deferred costs is anticipated in 2006, pending approval by the PSCW.

Michigan Regulatory Matters

Michigan authorizes a one-for-one fuel and purchased power recovery mechanism for prudently incurred costs. Under the mechanism, the difference between actual and authorized fuel and purchased power costs is deferred until year-end. By March 31 of the following year, WPSC and UPPCO must each individually file a reconciliation of actual costs to authorized costs. Any under or over recovery is then recovered from or returned to the ratepayer by the end of the following year. The reconciliation is subject to review and intervention by interested parties. At December 31, 2003, UPPCO had significant under recovered fuel and purchased power costs due to the high costs of purchased power. On October 14, 2004, the MPSC approved the full recovery of the deferred 2003 fuel costs ratably through December 31, 2005 (excluding those associated with Wisconsin Electric Power Company's Presque Isle outage). A decision on $1.8 million of deferred Presque Isle outage costs along with other Dead River flood issues is expected in the next rate case.

In December 2004, UPPCO filed a proposal with the MPSC to defer a base rate request until January 1, 2006, contingent on the MPSC's approval of recognition of any gains on the sale of certain land sales occurring before December 31, 2014 as nonutility gains. The maximum gain to be treated in this manner would be $30 million. One half of the gains realized before December 31, 2014, in excess of $30 million would have been returned to customers with the other half considered nonutility gain. Under the proposal, UPPCO would have been allowed to request deferred accounting treatment during the proposed moratorium for any governmental mandates and for any unusual and extraordinary events that would cause serious financial harm to UPPCO. UPPCO's Power Supply Cost Recovery clause also would not have been subject to the proposed moratorium. At this time, the MPSC has not accepted the proposal.  Final approval or denial from the MPSC is still pending.  As a result, on February 4, 2005, UPPCO filed a


request to increase base rates by $5.7 million (7.6% increase). UPPCO also requested interim rate relief of $4.5 million. A prehearing has been scheduled for March 16, 2005.

Federal Energy Regulatory Commission Matters

On April 30, 2003, WPSC received a draft order from FERC approving a 21%, or $4.1 million, interim increase in wholesale electric rates, effective May 11, 2003, subject to refund. On March 4, 2004, WPSC, the customer groups and FERC reached a settlement regarding the final rate increase. The settlement includes formula rates going forward, which allows WPSC to bill FERC tariff customers the actual costs incurred during the year. In addition, the settlement allows a return on 100% of the construction work in progress related to Weston 4 and an 11.0% return on equity with the PSCW authorized regulatory capital structure, which is comprised of 57.35% equity for 2005. The settlement was approved by FERC on November 19, 2004. No material refunds were required as a result of the settlement. This is WPSC's first rate increase for its wholesale electric customers in 17 years.

Hydroelectric Licenses

WPSC, UPPCO and Wisconsin River Power have long-term licenses from FERC for all of their hydroelectric facilities.

On January 31, 2005, UPPCO announced its decision to restore Silver Lake as a reservoir for power generation, pending approval of a design by FERC. For information on Dead River Flooding, see Note 17 - Commitments and Contingencies to our Notes to Consolidated Financial Statements.

Other Matters

Research and Development

The only business segment of WPS Resources' consolidated entity that might incur significant research and development costs is WPSC. Electric research and development expenditures for WPSC totaled $0.7 million for 2004, $0.6 million for 2003 and $0.3 million for 2002. These expenditures were primarily charged to electric operations as incurred.

Customer Segmentation

In 2004, 29 paper mills and one wholesale customer (a private utility) that primarily provides power to other paper mills accounted for 14.9% of WPSC's electric revenues. There is no single customer, the loss of which would have a material adverse effect on the electric business of WPSC in the current regulatory environment.

Seasonality

The electric sales of WPSC and UPPCO follow a seasonal pattern due to the air conditioning requirements of customers that are primarily impacted by the variability of summer temperatures.

Competition

The electric energy market in Wisconsin continues to be regulated by the PSCW. Retail electric customers currently do not have the ability to choose their electric supplier. However, in order to increase sales, utilities work to attract new commercial/industrial customers into their service territory. As a result, there is competition among utilities to keep energy rates low. Wisconsin utilities have continued to refine regulated tariffs in order to provide customers with the true cost of electric energy to each class of customer, by reducing or eliminating rate subsidies among different ratepayer classes. Although Wisconsin electric energy markets are regulated, utilities still face competition from other energy sources.


Although Michigan electric energy markets are open to competition, a competitive market has not yet developed in the upper peninsula of Michigan primarily due to a lack of excess generation and transmission system capacity.

WPS Resources regulated electric subsidiaries are members of the Midwest Independent System Operator. The Midwest Independent System Operator is in the process of restructuring the bulk electric power market in the Midwest portion of the United States. The implementation of market restructuring by the Midwest Independent System Operation is currently expected to occur April 1, 2005. Such restructuring could have an impact on competition in the WPS Resources' regulated electric markets, the dispatch of generating facilities and the costs associated with serving utility customers' energy requirements.

Working Capital Requirements

For information on capital requirements related to WPSC, see Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources - Wisconsin Public Service Corporation.


Electric Operating Statistics

WISCONSIN PUBLIC SERVICE CORPORATION	2004	2003	2002
Operating revenues (Millions)
Residential and farm	$286.0	$261.7	$249.9
Small commercial and industrial	227.8	205.9	197.7
Large commercial and industrial	174.7	155.5	152.4
Resale and other	112.7	101.8	96.9
Total	$801.2	$724.9	$696.9
Kilowatt-hour sales (Millions)
Residential and farm	2,999.6	3,037.3	3,028.9
Small commercial and industrial	3,521.0	3,496.4	3,442.9
Large commercial and industrial	4,225.9	4,135.1	4,095.1
Resale and other	2,746.9	2,742.6	3,012.8
Total	13,493.4	13,411.4	13,579.7
Customers served (End of period)
Residential and farm	374,961	368,702	362,718
Small commercial and industrial	45,108	44,508	43,915
Large commercial and industrial	263	257	241
Resale and other	908	903	894
Total	421,240	414,370	407,768
Average kilowatt-hour price (Cents)
Residential and farm	9.53	8.61	8.25
Small commercial and industrial	6.47	5.89	5.74
Large commercial and industrial	4.13	3.76	3.72
Production capacity (Summer - kilowatts)
Coal	1,334,300	1,326,700	1,339,000
Nuclear	332,800	315,600	312,700
Hydroelectric	40,000	40,000	43,300
Combustion turbine	485,000	449,200	378,120
Other	9,900	9,900	8,000
Purchased capacity	469,500	267,600	14,900
Total system capacity	2,671,500	2,409,000	2,096,020
Generation and purchases (Thousands of kilowatt-hours)
Coal	8,781,165	8,573,305	8,056,530
Nuclear	2,284,101	2,451,896	2,638,284
Hydroelectric	262,536	252,961	337,480
Purchases and other	2,847,279	2,771,870	3,256,898
Total	14,175,081	14,050,032	14,289,192
Steam fuel costs (Cents per million Btu)
Fossil	116.881	110.747	112.993
Nuclear	44.212	42.922	44.156
Total	102.239	95.959	96.369
System peak - firm (Kilowatts)	1,869,300	1,888,000	1,961,200
Annual load factor	79.30%	72.00%	71.10%


Electric Operating Statistics

UPPER PENINSULA POWER COMPANY	2004	2003	2002
Operating revenues (Millions)
Residential and farm	$34.4	$31.5	$25.3
Small commercial and industrial	26.4	24.0	18.9
Large commercial and industrial	15.0	11.6	9.9
Resale and other	19.6	22.1	12.1
Total	$95.4	$89.2	$66.2
Kilowatt-hour sales (Millions)
Residential and farm	273.8	277.0	277.9
Small commercial and industrial	250.3	252.5	257.7
Large commercial and industrial	231.2	211.1	227.4
Resale and other	217.0	194.7	204.9
Total	972.3	935.3	967.9
Customers served (End of period)
Residential and farm	45,954	45,613	45,279
Small commercial and industrial	5,644	5,613	5,479
Large commercial and industrial	5,657	13	12
Resale and other	330	317	437
Total	57,585	51,556	51,207
Average kilowatt-hour price (Cents)
Residential and farm	12.58	11.38	9.10
Small commercial and industrial	10.55	9.49	7.34
Large commercial and industrial	6.48	5.48	4.31
Production capacity (Summer - kilowatts)
Natural gas	18,800	18,800	17,700
Hydroelectric	21,700	25,900	30,000
Combustion turbine	36,200	41,800	55,000
Purchased capacity	77,000	80,700	65,000
Total system capacity	153,700	167,200	167,700
Generation and purchases (Thousands of kilowatt-hours)
Natural gas	-	7,021	5,062
Hydroelectric	118,752	150,398	162,542
Purchases and other	943,779	876,885	884,612
Total	1,062,531	1,034,304	1,052,216
Steam fuel costs (Cents per million Btu)
Fossil *	-	652.999	368.410
System peak - firm (Kilowatts)	148,038	153,691	160,869
Annual load factor	68.44%	67.73%	67.27%

* Upper Peninsula Power Company had no steam generation during 2004.


C. REGULATED NATURAL GAS OPERATIONS

WPSC provides regulated natural gas service to nearly 300 municipalities in northeastern Wisconsin and adjacent portions of Michigan's Upper Peninsula.

Revenues, volumes, customers and plant assets for natural gas operations of WPSC are as follows:

	2004	2003	2002
Natural Gas Revenues (millions)
Wisconsin	$414.7	$397.9	$306.3
Michigan	6.2	6.3	4.4
Total	$420.9	$404.2	$310.7

Natural Gas Volumes (million therms)
Wisconsin	750.7	789.4	800.6
Michigan	16.6	17.9	17.4
Internal electric generation	34.0	47.2	27.4
Total	801.3	854.5	845.4

Customers
Wisconsin	300,297	295,513	290,480
Michigan	5,351	5,346	5,336
Total	305,648	300,859	295,816

Plant Assets (millions)
Wisconsin	$300.3	$451.2	$421.4
Michigan	5.3	6.0	5.9
Total	$305.6	$457.2	$427.3

Facilities

WPSC has nearly completed its project to install automated meter reading equipment for its customers, having installed 724,000 electric and natural gas meters. Approximately 14,000 meters remain to be installed. Completion of the project is expected in 2005 at a cost of less than $93 million.

For more information regarding our natural gas facilities, see Item 2. Properties in this Annual Report on Form 10-K.

Natural Gas Supply

WPSC manages a portfolio of natural gas supply contracts, storage services and pipeline transportation services designed to meet its varying load pattern at the lowest reasonable cost.

WPSC contracts for fixed-term firm natural gas supplies with approximately 13 natural gas suppliers each year (in the United States and Canada) to meet the December through February peak day demand of firm system sales customers. WPSC purchases additional natural gas supplies on the monthly spot market through fixed-term firm contracts as required to supplement natural gas supplies. As of December 31, 2004, the domestic natural gas supply contracts had remaining terms of up to two months and the Canadian natural gas supply contracts had remaining terms of up to three months. WPSC intends to contract for domestic natural gas supplies for terms of two years or less to minimize potential stranded natural gas supply contract costs if retail natural gas deregulation should proceed in Wisconsin.

Under current regulatory practice, the PSCW and the MPSC allow WPSC to pass increases or decreases in the cost of natural gas on to customers on a dollar-for-dollar basis through a purchased gas adjustment


clause. Changes in the cost of natural gas are reflected in both gas revenues and gas purchases, thus having little or no impact on net income.

WPSC contracts with ANR Pipeline Company for firm underground storage capacity located in Michigan and with Nexen and People's Energy Resources Corporation located in Illinois. WPSC has approximately 116 million therms of firm storage capacity with ANR Pipeline and approximately 8 million therms of firm storage capacity in Illinois. Besides providing the ability to manage significant changes in daily natural gas demand, storage also provides WPSC with the ability to purchase natural gas at high load factors on a year-round basis, thus lowering supply cost volatility. Natural gas from storage provides approximately 61% of WPSC's supply on winter peak days, approximately 30% of its winter sales volumes and approximately 21% of its total annual sales volumes under normal weather conditions. WPSC also contracts with third-party natural gas suppliers for high deliverability storage. This high deliverability storage capacity is designed to deliver natural gas when other supplies cannot be delivered during extremely cold weather in the producing areas, which can temporarily limit wellhead natural gas supplies.

WPSC holds firm long-term transportation capacity contracts on the ANR Pipeline. The majority of these contracts expire in 2010. WPSC also holds firm transportation capacity with Viking Gas Transmission Company to deliver natural gas from its interconnection with TransCanada Pipelines near Emerson, Manitoba to the interconnection of Viking Gas Transmission with ANR Pipeline near Marshfield, Wisconsin. The Canadian natural gas suppliers at Emerson hold firm capacity on TransCanada Pipelines from Emerson back into the Canadian production areas in Alberta, Canada.

Regulatory Matters

The PSCW and the MPSC regulate WPSC's natural gas retail rates.

On December 21, 2004, the PSCW issued a final written order authorizing a natural gas rate increase of $5.5 million (1.1%), effective January 1, 2005. The new rates reflect an 11.5% return on equity, with equity constituting 57.35% of the regulatory capital structure. The rate increase was necessary to recover the costs associated with upgrading the existing natural gas infrastructure, increased costs of mandated conservation programs and increased employee benefits costs.

Other Matters

Research and Development

The only business segment of WPS Resources' consolidated entity that might incur significant research and development costs is WPSC's electric operations. Research and development costs incurred for the gas segment of WPSC's business in 2004 were approximately $17,000.

Customer Segmentation

WPSC has no single customer that accounts for a significant portion of natural gas throughput. The largest industry segment among WPSC's natural gas customers is the paper industry.

Seasonality

The gas throughput of WPSC follows a seasonal pattern due to the heating requirements of customers that is primarily impacted by the variability of winter temperatures. WPSC currently has 128.5 million therms of natural gas storage under contract. The availability of natural gas storage capacity allows WPSC to purchase natural gas supplies at times of lower demand, which results in lower energy costs and provides for more assurance of availability of supply in high demand periods.


Competition

WPSC's natural gas operations face competition with other entities and forms of energy in varying degrees, particularly for large commercial and industrial customers who have the ability to switch between natural gas and alternate fuels. Due to the volatility of natural gas prices, WPSC has seen its customers with dual fuel capability switch to alternate fuels for short periods of time, then switch back to natural gas as market rates change. WPSC offers interruptible natural gas sales and natural gas transportation service for these customers to enable them to reduce their energy costs. Transportation customers purchase their natural gas from third-party natural gas suppliers at market prices and contract with WPSC to transport the natural gas from ANR Pipeline to their facilities. Additionally, some customers still purchase their natural gas commodity directly from WPSC, but have elected to do so on an interruptible basis, as a means to reduce their costs. Customers continue to switch between firm system supply, interruptible system supply and transportation service each year as the economics and service options change.

Working Capital Requirements

For information on capital requirements related to WPSC, see Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources - Wisconsin Public Service Corporation.


Natural Gas Operating Statistics

Wisconsin Public Service Corporation	2004	2003	2002
Operating revenues (Millions)
Residential	$244.9	$229.2	$182.6
Small commercial and industrial	51.3	55.6	42.9
Large commercial and industrial	60.7	77.0	61.9
Other	64.0	42.4	23.3
Total	$420.9	$404.2	$310.7
Therms delivered (Millions)
Residential	248.1	263.1	250.8
Small commercial and industrial	58.9	72.6	69.6
Large commercial and industrial	108.6	117.1	123.7
Other	34.0	47.2	27.4
Total therm sales	449.6	500.0	471.5
Transportation	351.7	354.5	373.9
Total	801.3	854.5	845.4
Customers served (End of period)
Residential	277,484	273,041	268,391
Small commercial and industrial	23,914	23,983	24,082
Large commercial and industrial	2,924	3,236	2,758
Other	-	1	1
Transportation customers	595	598	584
Total	304,917	300,859	295,816
Average therm price (Cents)
Residential	98.73	87.12	72.80
Small commercial and industrial	87.11	76.61	61.68
Large commercial and industrial	78.24	64.71	49.99


D. NONREGULATED ENERGY SERVICES

WPS Resources' nonregulated energy services operations are provided through ESI. ESI is a diversified, energy supply and services company with principal operations in the northeastern quadrant of the United States, eastern portions of Canada and a natural gas supply presence in Alberta, Canada. ESI operates in the retail and wholesale nonregulated energy marketplace. In addition, ESI's three subsidiaries (Advantage Energy, Quest Energy and WPS Energy Services of Canada) market energy products in the retail market. Its emphasis is on serving commercial, industrial and wholesale customers, as well as "aggregated" small commercial and residential customers and standard offer service. Aggregated customers are associations or groups of customers which have joined together to negotiate purchases of electric or natural gas energy as a larger group. These associations and groups, in turn, may consist of individuals, municipalities or other types of natural gas or electric aggregation customers. Standard offer electric service is provided in areas where the energy market has been deregulated. In these markets, customers are allowed to choose their own supplier of electric energy. If they do not chose a specific supplier, their energy needs will be supplied by a standard offer provider. Generally, the public utility commission of the state selects the standard offer service provider. ESI serves as a standard offer service provider in the northern part of the state of Maine.

ESI provides individualized energy supply options and strategies that allow customers to manage energy needs while capitalizing on opportunities resulting from deregulation. ESI provides natural gas, electric and alternate fuel products, real-time energy management services and energy utilization consulting

Energy revenues, volumes and assets are as follows:

	2004	2003	2002
Electric Revenues (millions)
United States	$519	$382	$114
Canada	-	-	-
Total	$519	$382	$114

Gas Revenues (millions) *
United States	$1,913	$2,131	$194
Canada	1,122	566	51
Total	$3,035	$2,697	$245

Electric Volumes (million megawatt hours)
United States	10	9	7
Canada	-	-	-
Total	10	9	7

Gas Volumes (billion cubic feet)
United States	322	371	353
Canada	191	122	17
Total	513	493	370

Assets (millions)
United States	$ 685	$ 727	$656
Canada	402	436	221
Total	$1,087	$1,163	$877

* Gas revenues increased approximately $997 million in 2003 due to a change in accounting in how revenues are reported. For more information, see Notes to WPS Resources Consolidated Financial Statements - Summary of Significant Accounting Policies -


Cumulative Effect of Change in Accounting Principle. Gas revenues also increased approximately $500 million in 2003, as a result of the acquisition of a retail natural gas business in Canada.

ESI's policy is to secure supply for sales commitments through purchase contracts with entities that have been determined to be creditworthy pursuant to the credit policies of ESI. The price risk between supply and sales commitments is managed in compliance with our risk policy through transaction specific supply commitments or through management of the overall portfolio. This policy provides more stable results and reduces ESI's exposure to market price fluctuations.

For more information on the trading and risk management activities of ESI see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation Introduction, WPS Resources - WPS Energy Services and Market Price Risk Management Activities - WPS Resources.

Facilities

ESI has an 81.5% interest in a 3 billion cubic foot natural gas storage field in Kimball, Michigan. The storage field allows for additional flexibility in supplying retail and wholesale customers, sale of storage services to the market and potential power peaking services.

Licenses

ESI is a FERC licensed marketer. ESI and its subsidiaries are registered to sell retail electric service in Maine, Massachusetts, Michigan, New York, Ohio, and Pennsylvania in the United States and the province of Ontario in Canada. ESI is registered to sell natural gas in Michigan, Ohio and New Brunswick Canada. ESI also sells natural gas in Wisconsin where no license is required. ESI's subsidiary, WPS Energy Services of Canada, is registered in the Canadian provinces of Alberta, British Columbia, Manitoba, Nova Scotia, Ontario, Quebec and Saskatchewan. ESI is also a member of the following regional transmission operators and North American Electric Reliability Council reliability regions:
  Independent Electricity Market Operator (located in Ontario),
  ISO New England,
  Mid-America Interconnected Network,
  Mid-Continent Area Power Pool,
  Midwest Independent System Operator,
  Northern Maine Independent System Administrator,
  New York Independent System Operator and
  PJM Interconnection.

Other Matters

Customer Segmentation

Although ESI is not dependent on any one customer, a significant percentage of its retail sales volume is derived from the paper and allied products and food and kindred products industries. ESI's concentration of sales in any single market sector is decreasing as it expands into the northeast United States retail electric and eastern Canada retail natural gas markets.


Seasonality

ESI believes that its business, in the aggregate, is not seasonal, even though certain products sell more heavily in some seasons than in others. Sales of natural gas generally peak in the winter months, while sales of electric energy generally peak in the summer months. ESI's business is volatile as a result of market conditions and the related market opportunities available to its customers. In 2004, 50.7% of ESI gross margin came from natural gas operations, 47.3% from electric operations and 2.0% from other operations.

Competition

ESI is a nonregulated energy marketer that competes against regulated utilities, large energy trading companies and other energy marketers. ESI competes with other energy providers on the basis of price, reliability, service, financial strength, consumer convenience, performance and reputation. Although the nonregulated energy market has seen a decrease in the number of large energy providers, there continues to be consolidation of small energy marketers. The liquidity in the nonregulated energy market continues to improve with the increase of well-capitalized wholesale market participants. Although this increases competition, it also allows ESI to operate more efficiently.

The status of nonregulated energy markets also impacts the competitiveness of ESI. Legislation proposed in Michigan in 2004 that would have substantially harmed the electric choice market and returned Michigan to a model of a regulated supply monopoly was proposed but not passed. In addition, legislation has been introduced in Ohio to change the nonregulated energy market. If passed, this could affect the ability of ESI to compete in the Ohio retail electric market. For more information on the legislative activity in Michigan and Ohio and its impact on ESI, see the discussion on Industry Restructuring in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation.

Working Capital

Currently, capital requirements of ESI are provided by its parent company, WPS Resources. The working capital needs of ESI vary significantly over time due to volatility in commodity prices, the structure of wholesale transactions, the price of natural gas and the other energy opportunities available to its customers. WPS Resources provides guarantees for ESI's supply contracts. These guarantees provide the financial strength needed to participate in the nonregulated energy market.

See Management's Discussion and Analysis of Financial Condition and Results of Operation for additional information regarding working capital needs of nonregulated operations.


E. NONREGULATED ELECTRIC GENERATION

WPS Resources' nonregulated electric generation operations are provided through PDI. PDI owns and operates nonregulated electric generation facilities in the northeastern quadrant of the United States and adjacent portions of Canada. PDI also operates cogeneration facilities and generation from renewable resources.

PDI 's revenues, volumes and assets are as follows:

	2004	2003	2002
Electric Revenues (millions)
United States *	$70.0	$81.4	$58.7
Canada	1.4	1.0	0.7
Total	$71.4	$82.4	$59.4

Electric Volumes (million megawatt hours)
United States	2.2	2.4	2.4
Canada	0.1	0.1	0.1
Total	2.3	2.5	2.5

Plant Assets (millions)
United States	$229.1	$239.4	$246.6
Canada	26.2	23.6	24.8
Total	$255.3	$263.0	$271.4

* Excludes revenues from discontinued operations (the operation of the Sunbury generation plant, which is held for sale, and certain other related assets).

In 2004, PDI entered into tolling agreements with ESI to market electric production from its facilities and to manage natural gas costs for its gas-fired generation facilities. PDI continues to manage costs of fuel for its coal-fired facilities. The tolling agreements allow ESI to operate PDI facilities at its discretion, when market conditions and fuel costs are advantageous. In 2003, ESI began to manage the market risk associated with sales related to the production from PDI's facilities. These agreements allow PDI to focus on the operation of the generation facilities and ESI to focus on the management of the market risk associated with energy production from these plants.

By including the tolling agreements in ESI's electric portfolio, PDI is able to match generation capabilities with customer demand. The improved economic dispatch of PDI's facilities resulted in $2.3 million of margin in excess of tolling fees paid to PDI and reduced the overall risk to the organization by more than 40 percent, as measured by Value-at-Risk (see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for more information about value-at-risk).

Facilities

In 2003, PDI entered into a definitive agreement to sell its Sunbury generation facility to a subsidiary of Duquesne Light Holdings for approximately $120 million, subject to certain working capital adjustments and regulatory approval. On September 30, 2004, PDI received a letter of termination from Duquesne related to this sale. As a result of the termination of the sale, PDI entered into a settlement agreement with Duquesne on December 30, 2004. Under a provision of the settlement agreement, PDI retained a $4.4 million escrow deposit associated with the initial sales agreement. PDI has retained an investment banking firm to conduct an auction to sell the Sunbury plant.

For information regarding facilities of PDI, see Item 2, Properties, in this Annual Report on Form 10-K.


Fuel Supply

Fuel requirements for PDI owned plants (excluding gas-fired plants) are estimated at 1.5 million tons annually. Fuel for these facilities includes coal, fluid coke, tire-derived fuel and wood. Of this amount, approximately 99% will be met through the burning of coal products, including bituminous coal, culm, silt and fluid coke (a petroleum product). In 2004, PDI purchased all of its fuel supplies through the spot market and short-term contracts. In 2005, PDI expects to supply approximately 50% of its annual fuel needs through short-term fuel contracts. The remaining 50% of fuel requirements will be purchased through the spot market. At December 31, 2004, PDI had an estimated six-year reserve of coal silt for its Westwood facility.

As part of tolling agreements with ESI, all natural gas supply for the natural gas-fired facilities will be supplied by ESI.

In 2004, 46% of annual coal transportation for Sunbury was supplied by Norfolk Southern Railroad. The remaining coal transportation is contracted through short-term agreements with a variety of transportation providers.

Licenses

All the FERC hydroelectric facility licenses held by PDI or its subsidiaries are current. The 33-megawatt hydroelectric facility owned in New Brunswick, Canada, is not subject to licensing.

Other Matters

Customer Segmentation

As a participant in the nonregulated electric generation market, PDI sells its production in the wholesale market either through outtake contracts or to ESI under tolling agreements. In 2004, 336 megawatts (36%) of sales were from outtake contracts. Included in the 336 megawatts related to outtake contracts are 200 megawatts from the outtake contract related to the Sunbury plant.

PDI is not dependent on any one industry, customer or group of customers for a significant portion of its revenues.

Seasonality

Although identifiable price peaks do not occur at any certain time of the year, PDI believes the nonregulated energy market is subject to seasonal impacts. Generally in the summer months, the demand for electric energy is high, which increases the price at which energy can be sold. In periods of high residential fuel consumption, (generally the winter months) the purchase price of oil and natural gas increases, which increases the production costs at PDI 's gas- and oil-fired facilities.

Competition

PDI competes for sales of electric production with both regulated and nonregulated energy producers.

PDI operates in the wholesale markets of the following regional transmission areas:
  ISO New England,
  Midwest Independent System Operator,
  New York Independent System Operator and


  PJM Interconnection.

Of PDI's 829.8 megawatts of existing rated summer capacity (including 404 megawatts at Sunbury), fixed price contracts are in place to sell approximately 136 megawatts in 2005. All 136 megawatts are firm commitments. The remainder of PDI's energy production is sold under tolling agreements with ESI.

Working Capital

Equity and working capital requirements of PDI are generally provided through WPS Resources. Nonrecourse project debt financing of approximately $82.3 million was in place for the Sunbury, Maine and Canadian generation plants owned by PDI as of December 31, 2004.

See Management's Discussion and Analysis of Financial Condition and Results of Operation for additional information regarding working capital needs of nonregulated operations.

F. ENVIRONMENTAL MATTERS

For information on environmental matters related to WPS Resources and any of its subsidiaries, see Note 17 - Commitments and Contingencies to our Notes to Consolidated Financial Statements.

G. CAPITAL REQUIREMENTS

For information on capital requirements related to WPS Resources, see Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources - WPS Resources.

For information on capital requirements related to WPSC, see Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources - Wisconsin Public Service Corporation.

H. EMPLOYEES

At December 31, 2004, WPS Resources and its subsidiaries had the following employees:
	Wisconsin Public Service	Upper Peninsula Power	WPS Energy Services	WPS Power Development	WPS Resources	TOTAL
Electric Utility	251	174	-	-	-	425
Natural Gas Utility	160	-	-	-	-	160
Common Utility	2,051	-	-	-	-	2,051
Nonregulated	-	-	204	180	44	428
TOTAL	2,462	174	204	180	44	3,064

Local 310 of the International Union of Operating Engineers represents 1,273 WPSC employees. The current Local 310 collective bargaining agreement expires on October 21, 2006.

Local 510 of the International Brotherhood of Electrical Workers, AFL-CIO, represents 135 UPPCO employees. The current Local 510 collective bargaining agreement expires on April 23, 2005.

Local 1600 of the International Brotherhood of Electrical Workers, AFL-CIO, represents approximately 95 employees at the Sunbury generation station owned and operated by a subsidiary of PDI. The current collective bargaining agreement with Local 1600 expires on May 10, 2005.


I. Available Information

WPS Resources and WPSC file with the SEC:
  Annual Reports on Form 10-K,
  Quarterly Reports on Form 10-Q,
  WPS Resources Proxy statements,
  Registration statements, including prospectuses,
  Statements for public utility holding company exemption,
  Current Reports on Form 8-K and
  Any Amendments to these documents.

WPS Resources and WPSC make these reports available free of charge, on WPS Resources' Internet Web site, as soon as reasonably practicable after they are filed with the SEC. WPS Resources' Internet address is www.wpsr.com. Statements and amendments posted on WPS Resources' Web site do not include access to exhibits and supplemental schedules electronically filed with the reports or amendments. WPS Resources and WPSC are not including the information contained on or available through their Web sites as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

You may also obtain materials filed with the SEC by WPS Resources and WPSC at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. To obtain information on the operation of the Public Reference Room, you may call 1-800-SEC-0330. You may also view reports, proxy and information statements and other information regarding WPS Resources and WPSC (including exhibits), filed with the SEC, at their Web site at www.sec.gov.


ITEM 2.     PROPERTIES

A. UTILITY

Wisconsin Public Service Facilities

The following table summarizes information on the electric generation facilities of WPSC, including owned or jointly owned facilities as of December 31, 2004:
Type	Name	Location	Fuel	Rated Capacity (a) (Megawatts)

Steam	Pulliam (6 units)	Green Bay, WI	Coal	385.8
	Weston (3 units)	Wausau, WI	Coal	477.5
	Kewaunee	Kewaunee, WI	Nuclear	338.4	(b)
	Columbia Units 1 and 2	Portage, WI	Coal	347.5	(b)
	Edgewater Unit 4	Sheboygan, WI	Coal	102.9	(b)
Total Steam				1,652.1

Hydroelectric	Alexander Caldron Falls Castle Rock Grand Rapids Grandfather Falls Hat Rapids High Falls Jersey Johnson Falls Merrill Otter Rapids Peshtigo Petenwell Potato Rapids Sandstone Rapids Tomahawk Wausau

Lincoln County, WI
Marinette County, WI
Adams County, WI
Menominee County, WI
Lincoln County, WI
Oneida County, WI
Marinette County, WI
Lincoln County, WI
Marinette County, WI
Lincoln County, WI
Vilas County, WI
Marinette County, WI
Adams County, WI
Marinette County, WI
Marinette County, WI
Lincoln County, WI
Marathon County, WI

			Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro	2.3 6.8 12.8 3.4 16.9 0.6 1.1 0.2 0.9 1.0 0.3 0.2 13.5 0.4 0.8 2.4 3.1	(b) (b)
Total Hydroelectric				66.7

Combustion Turbine and Diesel	De Pere Energy Center Eagle River Oneida Casino Juneau #J31 West Marinette #31 West Marinette #32 West Marinette #33 Weston #31 Weston #32 Pulliam #31	De Pere, WI Eagle River, WI Green Bay, WI Adams County, WI Marinette, WI Marinette, WI Marinette, WI Marathon County, WI Marathon County, WI Green Bay, WI	Natural Gas Distillate Fuel Oil Distillate Fuel Oil Distillate Fuel Oil Natural Gas Natural Gas Natural Gas Natural Gas Natural Gas Natural Gas	181.0 4.1 3.9 7.0 44.5 42.2 50.2 20.0 51.8 72.6	(b) (b)
Total Combustion Turbine and Diesel				477.3

Wind	Lincoln	Kewaunee County, WI	Wind	1.8

Total System				2,197.9

(a) Based on capacity ratings for July 2005. As a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand, the summer period is the most relevant for capacity planning purposes.

(b) These facilities are jointly owned by WPSC and various other utilities. Nuclear Management Company operates the Kewaunee plant. Wisconsin Power and Light operates the Columbia and Edgewater units. Wisconsin River Power Company operates the Castle Rock, Petenwell, and Juneau units. WPSC operates the West Marinette 33 unit. The capacity indicated is our portion of total plant capacity based on the percent of ownership or capacity under contract.


As of December 31, 2004, WPSC owned 122 distribution substations and 20,897 miles of electric distribution lines. Effective January 1, 2001, all transmission property of WPSC was transferred to ATC.

Natural gas properties include approximately 7,483 miles of main, 86 gate and city regulator stations and 284,104 lateral services. All natural gas facilities are located in Wisconsin except for distribution facilities in and near the City of Menominee, Michigan.

Substantially all of WPSC's utility plant is subject to a first mortgage lien.

Upper Peninsula Power Facilities

The following table summarizes information on the electric generation facilities of UPPCO as of December 31, 2004:
Type	Name	Location	Fuel	Rated Capacity (a) (Megawatts)

Steam	Warden	L'Anse, MI	Gas	18.8 (b)

Hydroelectric	Victoria (2 units) Hoist (3 units) McClure (2 units) Prickett (2 units) Autrain (2 units) Cataract Escanaba #1 Escanaba #3 Boney Falls	Ontonagon County, MI Marquette County, MI Marquette County, MI Houghton County, MI Alger County, MI Marquette County, MI Delta County, MI Delta County, MI Delta County, MI	Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro Hydro	10.6 1.3 3.2 0.5 0.4 0.4 1.6 2.4 4.2

Combustion Turbine	Portage Gladstone	Houghton, MI Gladstone, MI	Oil Oil	16.5 18.2
_____
Total System				78.1

(a) Based on July 2005 rated capacity.

(b) The J. H. Warden station was taken out of service on January 1, 1994. The facility was put into service for a short period after the Dead River Flood in 2003 and is now once again in standby or inactive reserve status.

UPPCO owns 3,070 miles of electric distribution lines.

Effective June 28, 2001, all transmission property of UPPCO was transferred to ATC.

Substantially all of UPPCO's utility plant is subject to a first mortgage lien.

B. NONREGULATED

WPS Resources Corporation

Asset Management Strategy

The asset management strategy for WPS Resources consists of the evaluation of all properties and businesses held by WPS Resources to identify their best use. WPS Resources will determine if the best use of the property or business is in current operations or if sale and reinvestment of proceeds is in the best interest of WPS Resources, its shareholders and customers.

As part of this strategy, in 2001 WPSC entered into an agreement with the WDNR for the sale of land and alternatives for additional land purchases in 2003 and 2004. On December 15, 2004, WPSC completed


the agreement with the WDNR with the $5 million sale of 179 acres and the donation of an additional 5,176 acres along the Peshtigo River.

In addition, on October 5, 2004, WPSC sold 279 acres of land along the Peshtigo River at public auction for approximately $12.2 million.

WPS Resources has identified approximately 7,300 acres of excess land associated with its UPPCO hydroelectric facilities. UPPCO is currently working with various interested parties to develop a sales strategy for these properties.

WPS Energy Services Facilities

ESI has an 81.5% interest in a 3 billion cubic foot natural gas storage field in Kimball, Michigan.

WPS Power Development Facilities

The following table summarizes information on the electric generation facilities owned by PDI, including jointly owned facilities as of December 31, 2004:
Type	Name	Location	Fuel	Rated Capacity (Megawatts) (a)

Steam	Sunbury Niagara Falls Stoneman Westwood Wyman	Shamokin Dam, PA Niagara Falls, NY Cassville, WI Tremont, PA Yarmouth, ME	Coal Coal Coal Culm Oil
362.0 48.3 48.0 30.0 20.7 (b)

Combined Cycle	Syracuse Beaver Falls Combined Locks	Syracuse, NY Beaver Falls, NY Combined Locks, WI	Gas/Oil Gas/Oil Gas
91.6 87.3 47.0 (c)

Hydroelectric	Tinker Squa Pan Caribou	New Brunswick, Canada Ashland, ME Caribou, ME	Hydro Hydro Hydro
33.5 1.4 0.8

Combustion Turbine and Diesel	Sunbury Sunbury Caribou Tinker Flo's Inn Loring	Shamokin Dam, PA Shamokin Dam, PA Northern Maine New Brunswick, Canada Presque Isle, ME Limestone, ME	Oil Diesel Diesel Diesel Diesel Diesel
36.0 6.0 7.0 1.0 4.2 5.0

_____

Total System
829.8

(a) Based on summer rated capacity.

(b) PDI owns a 3.3455% interest in the Wyman plant. The plant is a 619-megawatt oil-fired facility.

(c) PDI also has an additional five megawatts of capacity available at this facility through the lease of an additional steam turbine.


ITEM 3.    LEGAL PROCEEDINGS

Stray Voltage Claims

For information on stray voltage claims related to WPS Resources and any of its subsidiaries, see Note 17 - Commitments and Contingencies to our Notes to Consolidated Financial Statements.

Dead River Flooding

For information on Dead River Flooding, see Note 17 - Commitments and Contingencies to our Notes to Consolidated Financial Statements.

Kewaunee Spent Nuclear Fuel Lawsuit

See the section titled Spent Nuclear Fuel Disposal under Item 1B above for a description of a lawsuit involving the DOE regarding the disposal of spent nuclear fuel at the Kewaunee generating facility.

Environmental

For information on environmental matters related to WPS Resources and any of its subsidiaries, see Note 17 - Commitments and Contingencies to our Notes to Consolidated Financial Statements.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of either WPS Resources or WPSC during the fourth quarter 2004.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANTS
A. Executive Officers of WPS Resources Corporation as of January 1, 2005

Name and Age		Current Position and Business Experience During Past Five Years	Effective Date

Larry L. Weyers	59	Chairman, President and Chief Executive Officer	02-12-98

Thomas P. Meinz	58	Executive Vice President - Public Affairs	09-12-04
		Senior Vice President - Public Affairs	12-24-00
		Vice President - Public Affairs	02-12-98

Phillip M. Mikulsky	56	Executive Vice President - Development	09-12-04
		Senior Vice President - Development	02-12-98

Joseph P. O'Leary *	50	Senior Vice President and Chief Financial Officer	06-04-01
		Vice President - Finance of United Stationers Corporation	05-01-99

Bernard J. Treml	55	Senior Vice President - Human Resources	12-19-04
		Vice President - Human Resources	02-12-98

Diane L. Ford	51	Vice President - Controller and Chief Accounting Officer	07-11-99

Richard E. James	51	Vice President - Corporate Planning	12-29-96

Barbara A. Nick	46	Vice President - Corporate Services	07-18-04
		Assistant Vice President - Corporate Services	04-14-02
		Manager - Corporate Services	11-20-00
		Assistant to the President	10-31-99

Bradley A. Johnson	50	Vice President and Treasurer	07-18-04
		Treasurer	06-23-02
		Assistant Treasurer	04-01-01
		Corporate Planning Executive	12-31-95

Barth J. Wolf	47	Secretary and Manager - Legal Services	09-19-99

* Prior to joining WPS Resources, Joseph P. O'Leary's responsibilities at United Stationers included leading the finance, treasury and accounting functions. United Stationers was the largest provider of wholesale business office products in North America.

NOTE: All ages are as of December 31, 2004. None of the executives listed above are related by blood, marriage, or adoption to any of the other officers listed or to any director of the Registrants. Each officer holds office until his or her successor has been duly elected and qualified, or until his or her death, resignation, disqualification, or removal.


B. Executive Officers of Wisconsin Public Service Corporation as of January 1, 2005

Name and Age		Current Position and Business Experience During Past Five Years	Effective Date

Larry L. Weyers	59	Chairman and Chief Executive Officer	08-15-04
		Chairman, President and Chief Executive Officer	04-14-02
		Chairman and Chief Executive Officer	02-12-98

Lawrence T. Borgard	43	President and Chief Operating Officer - Energy Delivery	08-15-04
		Vice President - Distribution and Customer Service	11-25-01
		Vice President - Transmission and Engineering	07-23-00
		Vice President - Transmission	07-11-99

Charles A. Schrock	51	President and Chief Operating Officer - Generation	08-15-04
		Senior Vice President of WPS Resources Corporation	09-14-03
		President of WPS Power Development, Inc.	11-11-01
		Senior Vice President of WPS Resources Corporation	08-31-01
		Senior Vice President - Operations of Nuclear Management Company, LLC	11-26-00
		Senior Vice President - Energy Supply	12-13-98

Thomas P. Meinz	58	Executive Vice President - Public Affairs	09-12-04
		Senior Vice President - Public Affairs	12-24-00
		Vice President - Public Affairs	02-12-98

Joseph P. O'Leary *	50	Senior Vice President and Chief Financial Officer	06-04-01
		Vice President - Finance of United Stationers Corporation	05-01-99

Bernard J. Treml	55	Senior Vice President - Human Resources	12-19-04
		Vice President - Human Resources	05-09-94

David W. Harpole	49	Vice President - Energy Supply - Projects	02-14-04
		Vice President - Energy Supply	04-14-02
		Assistant Vice President Energy Supply	11-12-00
		Manager Corporate Services	04-19-98

Diane L. Ford	51	Vice President - Controller and Chief Accounting Officer	07-11-99

Bradley A. Johnson	50	Vice President and Treasurer	07-18-04
		Treasurer	06-23-02
		Assistant Treasurer	04-01-01
		Corporate Planning Executive	12-31-95

Barth J. Wolf	47	Secretary and Manager - Legal Services	09-19-99

* Prior to joining WPS Resources, Joseph P. O'Leary's responsibilities at United Stationers included leading the finance, treasury and accounting functions. United Stationers was the largest provider of wholesale business office products in North America.

NOTE: All ages are as of December 31, 2004. None of the executives listed above are related by blood, marriage, or adoption to any of the other officers listed or to any director of the Registrants. Each officer holds office until his or her successor has been duly elected and qualified, or until his or her death, resignation, disqualification, or removal.


PART II

ITEM 5.     MARKET FOR REGISTRANTS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

WPS Resources Corporation Common Stock Two-Year Comparison

Share Data	Dividends Per Share	Price Range
		High	Low

2004
1st Quarter	$ .545	$48.93	$44.99
2nd Quarter	.545	48.70	43.50
3rd Quarter	.555	48.81	44.85
4th Quarter	.555	50.53	45.35
Total	$2.200

2003
1st Quarter	$ .535	$41.18	$36.80
2nd Quarter	.535	44.28	39.53
3rd Quarter	.545	41.60	38.28
4th Quarter	.545	46.80	40.94
Total	$2.160

WPS Resources common stock is traded on the New York Stock Exchange. WPS Resources is the sole holder of WPSC's common stock.

Dividend Restrictions

For information on dividend restrictions related to WPS Resources and any of its subsidiaries, see Note 20 - Common Equity to WPS Resources' Notes to Consolidated Financial Statements.

Common Stock
Listed:	New York Stock Exchange

Ticker Symbol:	WPS

Transfer Agent and Registrar:	American Stock Transfer and Trust Company 59 Maiden Lane New York, NY 10038

As of February 28, 2005, there were 21,244 common stock shareholders of record.

See Item 11 of this Annual Report on Form 10-K for information regarding our equity compensation plans.


ITEM 6. SELECTED FINANCIAL DATA

WPS RESOURCES CORPORATION
COMPARATIVE FINANCIAL STATEMENTS AND
FINANCIAL STATISTICS (2000 TO 2004)

As of or for Year Ended December 31
(Millions, except per share amounts, stock price, return on average equity
and number of shareholders and employees)	2004	2003	2002	2001	2000

Total revenues *	$4,890.6	$4,321.3	$1,461.1	$1,345.4	$1,094.1

Income from continuing operations	156.2	110.6	118.5	87.6	75.6

Income available for common shareholders	139.7	94.7	109.4	77.6	67.0

Total assets	4,445.6	4,292.3	3,671.2	3,346.5	3,202.7

Preferred stock of subsidiaries	51.1	51.1	51.1	51.1	51.1

Long-term debt and capital lease obligation (excluding current portion)	865.7	871.9	824.4	727.8	660.0

Shares of common stock (less treasury stock
and shares in deferred compensation trust)
Outstanding	37.3	36.6	31.8	31.1	26.4
Average	37.4	33.0	31.7	28.2	26.5

Earnings per common share (basic)
Income from continuing operations	$4.09	$3.26	$3.64	$3.00	$2.74
Earnings per common share	3.74	2.87	3.45	2.75	2.53
Earnings per common share (diluted)
Income from continuing operations	4.07	3.24	3.61	2.99	2.74
Earnings per common share	3.72	2.85	3.42	2.74	2.53
Dividend per share of common stock	2.20	2.16	2.12	2.08	2.04

Stock price at year-end	$49.96	$46.23	$38.82	$36.55	$36.8125
Book value per share	$29.30	$27.40	$24.62	$23.02	$20.76
Return on average equity	13.5%	11.5%	14.6%	12.8%	12.3%
Number of common stock shareholders	21,358	22,172	22,768	23,478	24,029
Number of employees	3,048	3,080	2,963	2,856	3,030

* Revenues increased $2,860.2 million in 2003 compared to 2002. Approximately $1,127 million of the increase relates to ESI's required adoption of Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," effective January 1, 2003. Volume growth driven by ESI's acquisition of a retail natural gas business in Canada accounted for another $500 million of the increase. The remaining increase in revenues was primarily related to increased natural gas prices at WPSC and ESI and electric rate increases at the utilities.

WISCONSIN PUBLIC SERVICE CORPORATION
COMPARATIVE FINANCIAL STATEMENTS AND
FINANCIAL STATISTICS (2000 TO 2004)

As of or for Year Ended December 31
(Millions, except weather information)	2004	2003	2002	2001	2000

Operating revenues	$1,222.1	$1,129.1	$1,007.6	$932.3	$840.5
Earnings on common stock	104.8	78.9	83.1	80.6	70.4
Total assets	2,768.6	2,577.7	2,324.2	2,196.3	1,871.3
Long-term debt (excluding current portion)	508.0	507.8	442.5	415.6	370.1

Weather information
Cooling degree days	328	351	586	546	330
Cooling degree days as a percent of normal	66.7%	72.2%	122.9%	116.9%	70.7%
Heating degree days	7,546	7,883	7,509	7,139	7,841
Heating degree days as a percent of normal	97.6%	102.2%	96.9%	91.9%	98.2%


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION

INTRODUCTION - WPS RESOURCES

WPS Resources is a holding company that is exempt from the Public Utility Holding Company Act of 1935. Our wholly owned subsidiaries include two regulated utilities, WPSC (which is an operating entity as well as a holding company exempt from the Public Utility Holding Company Act of 1935) and UPPCO. Another wholly owned subsidiary, WPS Resources Capital Corporation, is a holding company for our nonregulated businesses, including ESI and PDI.

Our regulated and nonregulated businesses have distinct competencies and business strategies, offer differing products and services, experience a wide array of risks and challenges, and are viewed uniquely by management. The following summary provides a strategic overview and insight into the operations of our subsidiaries.

Strategic Overview

The focal point of WPS Resources' business plan is the creation of long-term value for our shareholders (through growth, operational excellence, and asset management) and the continued emphasis on reliable, competitively priced, and environmentally sound energy services for our customers. We are seeking a balanced portfolio of utility and nonregulated growth, but we are placing emphasis on regulated growth. A discussion of the essential components of our business plan is set forth below:

Maintain a Strong Utility Base - As discussed above, we are focusing on growth in our utility operations. A strong utility base is important in order to maintain quality credit ratings, which are critical to our success. In 2004, WPSC signed contracts with several wholesale customers in order to bolster growth beyond our normal utility growth rate, and WPSC is also expanding its generation fleet in order to meet growing electric demand and ensure the continued reliability of our energy services.

  WPSC entered into long-term power sale agreements with two wholesale customers in 2004. One is for Consolidated Water Power Company's full requirements service (between 65 and 125 megawatts of firm load) through December 31, 2017. The other is a 50-megawatt agreement with Wisconsin Public Power Inc. beginning May 1, 2006, and ending April 30, 2021.
  In October 2004, WPSC began construction of its 500-megawatt coal-fired Weston 4 base-load power plant near Wausau, Wisconsin, and announced in May 2004 that it would pursue plans to build a jointly owned 500-megawatt base-load electric plant with Wisconsin Power and Light. The Weston 4 power plant is expected to be operational in 2008.
  Calpine Corporation's 560-megawatt, combined cycle, natural gas-fired generating facility (Fox Energy Center) in Kaukauna, Wisconsin, is expected to be placed in service in June 2005. WPSC has contracted for approximately 470 megawatts of this plant's output over a 10-year period. WPSC also contracted to purchase 70 megawatts of wind generation over a 20-year period from the Forward Energy Wind Project in Brownsville, Wisconsin. Both of these agreements were signed as a means of seeking the most cost effective mix of energy resources to meet growing electric demand.

Integrate Resources to Provide Operational Excellence - WPS Resources is committed to integrating the resources of its business units (in accordance with any applicable regulatory restrictions) by leveraging their individual capabilities and expertise across the company.

  Effective August 2004, in an effort to better manage the market risks associated with PDI's merchant generation plants, we restructured the management of our two nonregulated business units (ESI and PDI) and currently have one executive management team overseeing the operations of these two business units.


  In January 2004, ESI implemented strategies to optimize the value of PDI's merchant generation fleet and has reduced the market price risk while extracting additional value from these plants, through the use of various financial and physical instruments (such as forward contracts, options, and swaps). Prior to leveraging ESI's energy marketing expertise, PDI sold uncontracted energy into liquid financial markets at spot prices or day ahead prices, which provided less predictable revenue and margin.

Strategically Grow Nonregulated Businesses - ESI looks to grow its electric and natural gas business, targeting growth in the northeastern United States and adjacent portions of Canada (through strategic acquisitions, market penetration of existing businesses, and new product offerings), which is where ESI has the most market expertise. As discussed above, our utilities are our core businesses and as such we are placing a strong emphasis on growth of utility operations in order to balance our regulated and nonregulated growth. PDI focuses on optimizing the operational efficiency of its existing portfolio of assets and pursues compatible power development projects and the acquisition of generation assets that "fit" in well with ESI's customer base and market expertise.

  In July 2004, ESI completed the acquisition of Advantage Energy, a privately held nonregulated electric power marketer based in Buffalo, New York. This acquisition provides ESI with enhanced opportunities to participate in the New York market, where we believe there is good opportunity for further penetration and the sale of new products.
  ESI continues to grow its business in the energy management sector by providing customers the expertise needed to manage their energy needs in volatile energy markets.

Place Strong Emphasis on Asset Management - Our asset management strategy calls for the continuing disposition and acquisition of assets in a manner that enhances our earnings capability. The acquisition portion of this strategy calls for the acquisition of assets that compliment our existing assets and strategy such as Advantage Energy. Another portion of the asset management strategy calls for the disposition of assets, including plants and entire business units, which are no longer required for operations.

  We continue to pursue the sale of Sunbury and expect to have a completed sale in 2005. The sale of Sunbury fits well within our asset management strategy. Included in this strategy is the desire to reduce risk associated with uncontracted merchant exposure.
  We continue to pursue the sale of Kewaunee to a subsidiary of Dominion Resources.
  Our Peshtigo River land sale initiative (which included land sales and donations to the WDNR and the sale of land at public auction) was completed in 2004. We continue to identify alternatives for the sale of the balance of our identified excess real-estate holdings.

Regulated Utilities

Our regulated utilities include WPSC and UPPCO. WPSC derives its revenues primarily from the production, distribution, and sale of electricity, and the purchase, distribution, and sale of natural gas to retail customers in a service area of approximately 11,000 square miles in northeastern Wisconsin and an adjacent portion of the Upper Peninsula of Michigan. The PSCW and the MPSC regulate these retail sales. WPSC also provides wholesale electric service to numerous utilities and cooperatives for resale. FERC regulates wholesale sales. UPPCO derives revenues from the sale of electric energy in a service area of approximately 4,500 square miles in the Upper Peninsula of Michigan and is regulated by the MPSC.

The regulatory commissions allow the utilities to earn a return on common stock equity that is commensurate with an investor's desired return, compensating for the risks investors face when providing funds to the utility. The return on common stock equity approved by the PSCW, FERC, and the MPSC was 12.0%, 11.0%, and 11.4%, respectively, in 2004. Generally, consumers bear the price risk for fuel


and purchased power costs as regulators allow the utility to recover substantially all of these costs (to the extent they are prudently incurred), through various cost recovery mechanisms, but utilities bear volume risk as rates are based upon normal sales volumes as projected by the utility. The utilities may also be able to defer certain unexpected costs that are incurred during the year for recovery in future rate proceedings (examples include WPSC's deferral of costs associated with the extended Kewaunee outage in 2004 and deferral of costs incurred by UPPCO related to the Dead River flood); however, these costs must be prudently incurred as determined by the regulatory commissions. As such, the ability of our regulated utilities to earn their approved return on equity is dependent upon accurate forecasting techniques, their ability to obtain timely rate increases to account for rising cost structures (while minimizing the required rate increases in order to maintain the competitiveness of our core industrial customer base and keep these customers in our service area), and certain conditions that are outside of their control, such as macroeconomic factors and weather conditions. Unfavorable weather conditions compared to normal for both electric and natural gas utility operations and increased operating expenses contributed to WPSC's inability to earn its approved rate of return in 2004.

Uncertainties related to the deregulation process are a risk for our regulated utilities. Deregulation of natural gas service has begun in Wisconsin. Currently, the largest natural gas customers can purchase natural gas from suppliers other than their local utility.  Efforts are underway to make it easier for smaller natural gas customers to do the same. We believe electric deregulation inside Wisconsin is at least several years off as the state is focused on improving reliability by building more generation and transmission facilities and creating fair market rules. If electric choice occurs, we believe we could lose some generation load but would retain the delivery revenues and margin. Also, the capacity that would be freed up should be competitive in our marketplace. Deregulation of electricity is present in Michigan; however, in the Upper Peninsula of Michigan, no customers have chosen an alternative electric supplier and no alternative electric suppliers have offered to serve any customers in Michigan's Upper Peninsula due to the lack of excess transmission and generation system capacity in the areas we serve, which is a barrier to competitive suppliers entering the market.

The utilities are also exposed to costs associated with increasingly stringent environmental rules and regulations to the extent recovery of these costs is disallowed in rate proceedings. WPSC and UPPCO are also members of the Midwest Independent System Operator, which is in the process of restructuring the electric market in its footprint. For further discussion of environmental risks, see Note 17 to WPS Resources' Notes to Consolidated Financial Statements and for further discussion of the Midwest Independent System Operator, see Trends - WPS Resources.

WPS Energy Services

ESI offers nonregulated natural gas, electric, and alternate fuel supplies, as well as energy management and consulting services, to retail and wholesale customers primarily in the northeastern quadrant of the United States and adjacent portions of Canada. Although ESI has a widening array of products and services, revenues are primarily derived through sales of electricity and natural gas to retail and wholesale customers.

ESI's marketing and trading operations manage power and natural gas procurement as an integrated portfolio with its retail and wholesale sales commitments. ESI strives to maintain a low risk portfolio with relatively few open positions, balancing natural gas and electricity purchase commitments with corresponding sales commitments. In 2004, ESI purchased electricity required to fulfill these sales commitments primarily from independent generators, energy marketers, and organized electric power markets and purchased natural gas from a variety of producers and suppliers under daily, monthly, seasonal, and long-term contracts, with pricing delivery and volume schedules to accommodate customer requirements. ESI's customers include utilities, municipalities, cooperatives, commercial and industrial consumers, aggregators, and other marketing and retail entities. ESI uses derivative financial instruments to provide flexible pricing to customers and suppliers, manage purchase and sales commitments, and reduce exposure relative to volatile market prices.


The table below discloses future natural gas and electric sales volumes under contract as of December 31, 2004. Contracts are generally one to three years in duration. ESI expects that its ultimate sales volumes in 2005 and beyond will exceed the volumes shown in the table below as it continues to seek growth opportunities and existing customers who do not have long-term contracts continue to buy their short-term requirements from ESI.
Forward Contracted Volumes at 12/31/2004(1)	2005	2006 to 2008	2009 to 2010

Wholesale sales volumes - billion cubic feet	98.1	10.2	-
Retail sales volumes - billion cubic feet	184.8	39.6	2.0
Total natural gas sales volumes	282.9	49.8	2.0

Wholesale sales volumes - million kilowatt-hours	5,981	1,665	-
Retail sales volumes - million kilowatt-hours	3,413	1,575	73
Total electric sales volumes	9,394	3,240	73

(1) These tables represent physical sales contracts for natural gas and electric power for delivery or settlement in future periods. Management has no reason to believe that gross margins that will be generated by these contracts will vary significantly from those experienced historically.

For comparative purposes, future natural gas and electric sales volumes under contract at December 31, 2003 are shown below. Actual electric and natural gas sales volumes for 2004 are disclosed within Results of Operations - WPS Resources, ESI Segment Operations.
Forward Contracted Volumes at 12/31/2003(1)	2004	2005 to 2007	2008 to 2009

Wholesale sales volumes - billion cubic feet	95.8	15.1	-
Retail sales volumes - billion cubic feet	173.4	63.2	-
Total natural gas sales volumes	269.2	78.3	-

Wholesale sales volumes - million kilowatt-hours	3,176	238	-
Retail sales volumes - million kilowatt-hours	5,133	3,623	37
Total electric sales volumes	8,309	3,861	37

(1) These tables represent physical sales contracts for natural gas and electric power for delivery or settlement in future periods. Management has no reason to believe that gross margins that will be generated by these contracts will vary significantly from those experienced historically.

ESI has experienced steady increases in electric and natural gas sales volumes since its inception, and expects this trend to continue as it continues to look for opportunities that fit within its growth strategy. In 2004, ESI grew its retail electric business through the acquisition of retail operations in New York and through portfolio optimization strategies utilized to maximize the value of PDI's merchant generation fleet and ESI's retail supply portfolio. Natural gas volumes increased as a result of the continued expansion of ESI's retail natural gas business in Canada. ESI expects to continue to target acquisitions and participate in generation service programs within the area it serves.

As a company that participates in energy commodity markets, ESI is exposed to a variety of risks, including market, operational, liquidity, and credit risks. Market risk is measured as the potential gain or loss of a portfolio that is associated with a price movement within a given probability over a specific period of time, known as value-at-risk. Through the use of derivative financial instruments, we believe we have reduced our value-at-risk to acceptable levels (see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for more information about value-at-risk). Operational risk is the risk of loss from less than flawless execution of transactions, forecasting, scheduling, or other operational activities and is common to all companies participating in the energy marketing industry. ESI's continued investment in computational infrastructure, business process improvement, employee training, and internal controls has


helped mitigate operational risk to date. Liquidity risk is an emerging risk and one that has historically been less applicable to ESI than many industry participants because of the financial support provided by WPS Resources in the form of guarantees to counterparties. A significant downgrade in WPS Resources' credit ratings, however, could cause counterparties to demand additional assurances of payment. WPS Resources' Board of Directors imposes restrictions on the amount of guarantees WPS Resources is allowed to provide to these counterparties in order to protect its credit ratings, and ESI believes it would have adequate capital to continue core operations unless WPS Resources' credit ratings fell below investment grade (Standard & Poor's rating of BBB- and Moody's rating of Baa3).

The other category of risk mentioned above that ESI faces is credit risk from retail and wholesale counterparties. In order to mitigate its exposure to credit risk, ESI has implemented stringent credit policies. As a result of these credit policies, ESI has not experienced significant write-offs from its large wholesale counterparties to date. Write-offs pertaining to retail counterparties were $0.7 million, or 0.0%, in 2004, compared to $3.1 million, or 0.2%, in 2003. ESI believes its write-off percentage is within the range experienced by most energy companies. The table below summarizes wholesale counterparty credit exposure, categorized by maturity date, as of December 31, 2004 (in millions):
Counterparty Rating (Millions)(1)	Exposure(2)	Exposure Less Than 1 Year	Exposure 1 to 3 Years	Net Exposure of Counterparties Greater Than 10% of Net Exposure

Investment grade -- regulated utility	$ 18.8	$ 13.7	$ 5.1	$ -
Investment grade -- other	86.6	79.1	7.5

Non-investment grade -- regulated utility	-	-	-	-
Non-investment grade -- other	4.0	4.0	-	-

Non-rated -- regulated utility	-	-	-	-
Non-rated -- other	36.3	28.2	8.1	-

Total Exposure	$145.7	$125.0	$20.7	$ -

(1) The investment and non-investment grade categories are determined by publicly available credit ratings of the counterparty or the rating of any guarantor, whichever is higher. Investment grade counterparties are those with a senior unsecured Moody's rating of Baa3 or above or a Standard & Poor's rating of BBB- or above.

(2) Exposure considers netting of accounts receivable and accounts payable where netting agreements are in place as well as netting mark-to-market exposure. Exposure is before consideration of collateral from counterparties. Collateral, in the form of cash and letters of credit, received from counterparties totaled $11.7 million at December 31, 2004, $3.2 million from non-investment grade counterparties and $8.5 million from non-rated counterparties.

A risk that became more prevalent in 2004 is industry restructuring. There is some concern over the status of the nonregulated energy market in Michigan and Ohio, which are two states in which ESI operates. ESI is also a member of the Midwest Independent System Operator, which is in the process of restructuring the electric power market in its footprint. For more information on these risks, see Trends - WPS Resources.

WPS Power Development

PDI competes in the wholesale merchant electric power generation industry, primarily in the midwest and northeastern United States and adjacent portions of Canada. PDI's core competencies include power plant operation and maintenance and material condition assessment of assets. In order to enable PDI to focus on its core competencies and improve the efficiency and reliability of its existing fleet of power


plants, ESI has assumed much of the market price risk associated with these plants. Through several tolling agreements and power purchase agreements, ESI has contracted for approximately 330 of PDI's 425 megawatts of total capacity (these capacity numbers exclude Sunbury, which is recorded in discontinued operations). ESI utilizes power from PDI's New England and Canadian assets primarily to serve its firm load commitments in northern Maine and certain other sale agreements with customers. For the remaining capacity contracted from PDI, ESI utilizes financial tools, including forwards, options, and swaps to limit exposure, as well as to extract additional value from PDI's merchant generation fleet. These activities had a positive impact on ESI's margin in 2004 and benefited PDI by providing more stable revenue streams.

PDI has power purchase agreements in place with third-party customers for the 95 megawatts of capacity that is not contracted to ESI, which includes its Stoneman facility in Cassville, Wisconsin, and its Combined Locks facility in Combined Locks, Wisconsin.

Oversupply of capacity, low spark spreads (spark spread is the difference between the market price of electricity and its cost of production), and high fuel costs have led to lower than anticipated results for PDI's merchant generation business in recent years. In response to these market conditions, PDI has taken steps to adjust to the current wholesale merchant environment. As discussed above, beginning in January 2004, ESI began assuming much of the market price risk for PDI's merchant generation fleet. Prior to the capacity and power contracts with ESI, risk management activities (i.e., hedging activities) were sparsely utilized, leaving PDI's generation fleet more exposed to market price risk. PDI also continues to pursue the sale of Sunbury and anticipates that the plant will be sold in 2005. The Sunbury sale will allow PDI to reduce its uncontracted merchant exposure and enable WPS Resources to redeploy capital into business opportunities with different risk profiles.

PDI, through its subsidiary ECO Coal Pelletization #12 LLC, also owns an interest in a synthetic fuel producing facility. See Trends - WPS Resources, Synthetic Fuel Operation for more information on the risks related to PDI's investment in this synthetic fuel operation.

PDI is subject to clean air regulations enforced by the EPA and state and local governments. New legislation could require significant capital outlays. See Note 17 to WPS Resources' Notes to Consolidated Financial Statements for more information on PDI's environmental exposure.

RESULTS OF OPERATIONS - WPS RESOURCES

2004 Compared with 2003

WPS Resources Overview

WPS Resources' 2004 and 2003 results of operations are shown in the following table:
WPS Resources' Results (Millions, except share amounts)	2004	2003	Change

Consolidated operating revenues	$4,890.6	$4,321.3	13.2%
Income available for common shareholders	$139.7	$94.7	47.5%
Basic earnings per share	$3.74	$2.87	30.3%
Diluted earnings per share	$3.72	$2.85	30.5%

The $569.3 million increase in consolidated operating revenue for the year ended December 31, 2004, compared to the same period in 2003, was largely driven by a $475.1 million, or 15.4%, increase in revenue at ESI and an $82.5 million, or 10.1%, increase in electric utility revenue. Higher natural gas prices, portfolio optimization strategies (implemented in 2004), and expansion of the Canadian retail natural gas business were the primary contributors to increased revenue at ESI. Higher electric utility revenue was primarily the result of authorized retail electric rate increases for WPSC's Wisconsin and Michigan customers. Revenue changes by reportable segment are discussed in more detail below.


Income available for common shareholders was $139.7 million ($3.74 basic earnings per share) for the year ended December 31, 2004, compared to $94.7 million ($2.87 basic earnings per share) for the year ended December 31, 2003. Significant factors impacting the change in earnings and earnings per share are as follows (and are discussed in more detail below).
  Approved rate increases (including the impact of timely retail electric rate relief in 2004, compared to the delay in receiving retail electric rate relief in 2003) favorably impacted year-over-year margin at the utilities.
  Natural gas utility throughput volumes were 6.2% lower in 2004 due to weather that was 4.3% warmer during the heating season, compared to 2003.
  Higher throughput volumes and improved supply management in Ohio favorably impacted ESI's year-over-year retail natural gas margin.
  Portfolio optimization strategies, better management of retail operations in Ohio and positive operating results from Advantage Energy contributed to improved year-over-year electric margins at ESI.
  As part of our overall asset management strategy, WPS Resources realized earnings of $15.0 million from the sale and donation of land in 2004, compared to $6.5 million in 2003.
  Earnings from equity method investments (primarily from ATC) increased in 2004, compared to 2003.
  Earnings were negatively impacted by higher operating and maintenance expenses in 2004.
  Synthetic fuel related tax credits recognized were higher in 2004 when compared to 2003.
  The weighted average number of shares of WPS Resources common stock increased by 4.4 million shares for the year ended December 31, 2004, compared to the same period in 2003. The increase was largely due to issuing 4,025,000 additional shares of common stock through a public offering in November 2003. Additional shares were also issued under the Stock Investment Plan and certain stock-based employee benefit plans.

Overview of Utility Operations

Utility operations include the electric utility segment, consisting of the electric operations of WPSC and UPPCO and the gas utility segment comprising the natural gas operations at WPSC. Income available for common shareholders attributable to the electric utility segment was $68.8 million for the year ended December 31, 2004, compared to $60.0 million for the year ended December 31, 2003. Income available for common shareholders attributable to the gas utility segment was $17.3 million for the year ended December 31, 2004, compared to $15.7 million for the year ended December 31, 2003.


Electric Utility Segment Operations
WPS Resources' Electric Utility Segment Results (Millions)	2004	2003	Change

Revenues	$896.6	$814.1	10.1%
Fuel and purchased power costs	295.5	266.3	11.0%
Margins	$601.1	$547.8	9.7%

Sales in kilowatt-hours	14,465.7	14,346.7	0.8%

Electric utility revenue increased $82.5 million, or 10.1%, for the year ended December 31, 2004, compared to the same period in 2003. Electric utility revenue increased largely due to authorized retail and wholesale electric rate increases for WPSC's Wisconsin and Michigan customers (as summarized below) to recover higher fuel and purchased power costs, increased operating expenses, and expenditures incurred for infrastructure improvements.
  Effective March 21, 2003, the PSCW approved a retail electric rate increase of $21.4 million, or 3.5%.
  Effective May 11, 2003, FERC approved a $4.1 million, or 21%, interim increase in wholesale electric rates.
  Effective July 22, 2003, the MPSC approved a $0.3 million, or 2.2%, increase in retail electric rates for WPSC's Michigan customers and authorized recovery of $1.0 million of increased transmission costs through the power supply cost recovery process.
  Effective January 1, 2004, the PSCW approved a retail electric rate increase of $59.4 million, or 9.3%.

Electric utility sales volumes were also slightly higher in 2004, increasing 0.8% over 2003 sales volumes. A 1.6% increase in sales volumes to commercial and industrial customers was partially offset by a 1.2% decrease in sales volumes to residential customers. Higher sales volumes to our commercial and industrial customers reflect an improving economy and growth within our service area, while the decrease in sales volumes to residential customers reflects weather that was 6.6% cooler during the 2004 cooling season, compared to 2003.

The electric utility margin increased $53.3 million, or 9.7%, for the year ended December 31, 2004, compared to 2003. The majority of this increase can be attributed to a $52.3 million, or 10.5%, increase in WPSC's electric margin. The increase in WPSC's electric margin is primarily related to the retail and wholesale electric rate increases, partially offset by a $20.4 million increase in purchased power costs. The quantity of power purchased in 2004 increased 9.3% over 2003 purchases, and purchased power costs were 17.4% higher (on a per-unit basis) in 2004, compared to 2003. The PSCW allows WPSC to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs are in excess of plus or minus 2% from approved levels. In response to a request for additional fuel cost recovery filed early in 2004, WPSC was allowed to recover $3.2 million of its increased fuel and purchased power costs during 2004. The PSCW also allowed WPSC to defer $5.4 million of unanticipated fuel and purchased power costs directly associated with the extension of the Kewaunee refueling outage in the fourth quarter of 2004. The Kewaunee outage was extended three weeks due primarily to an unexpected problem encountered with equipment used for lifting internal vessel components to perform a required ten-year in-service inspection. It is anticipated that these costs will be recovered in 2006, pending final approval.

Electric utility earnings increased $8.8 million, or 14.7%, for the year ended December 31, 2004, compared to 2003. The increased earnings were largely driven by the higher margin at WPSC (including


the effect of timely retail electric rate relief in 2004 compared to a delay in receiving retail electric rate relief in 2003), partially offset by higher operating and maintenance expenses.

Gas Utility Segment Operations
WPS Resources' Gas Utility Segment Results (Millions)	2004	2003	Change

Revenues	$420.9	$404.2	4.1%
Purchased gas costs	301.9	291.0	3.7%
Margins	$119.0	$113.2	5.1%

Throughput in therms	801.3	854.5	(6.2%)

Gas utility revenue increased $16.7 million, or 4.1%, for the year ended December 31, 2004, compared to 2003. Higher revenue was driven by an authorized rate increase and an increase in the per-unit cost of natural gas, partially offset by an overall 6.2% decrease in natural gas throughput volumes. The PSCW issued a final order authorizing a retail natural gas rate increase of $8.9 million, or 2.2%, effective January 1, 2004. Natural gas prices increased 14.2% per unit in 2004. Higher natural gas prices reflect higher marketplace natural gas costs in 2004. The PSCW and the MPSC allow WPSC to pass changes in the total cost of natural gas on to customers. As a result, changes in the price of the natural gas commodity do not have a direct impact on WPSC's margin. The decrease in natural gas throughput volumes was driven by weather that was 4.3% warmer during the heating season for the year ended December 31, 2004, compared to 2003.

The natural gas utility margin increased $5.8 million, or 5.1%, for the year ended December 31, 2004, compared to 2003. The higher natural gas utility margin is largely due to the authorized rate increase mentioned above. The ability of WPSC to realize the full benefit of an authorized rate increase is dependent upon normal throughput volumes; therefore, the decrease in natural gas throughput volumes negatively impacted WPSC's ability to benefit from the full amount of the rate increase.

The higher margin drove a $1.6 million, or 10.2% increase in natural gas utility earnings for the year ended December 31, 2004.

Overview of Nonregulated Operations

Nonregulated operations consist of natural gas, electric, and other sales at ESI, a diversified energy supply and services company, and the operations of PDI, an electric generation company. ESI and PDI are both reportable segments.

Income available for common shareholders attributable to ESI was $36.7 million for the year ended December 31, 2004, compared to $29.0 million for the same period in 2003. Higher overall margins were offset by an increase in operating expenses and a $3.3 million after-tax cumulative effect of change in accounting principles that was recorded at ESI in 2003.

PDI reported income available for common shareholders of $5.0 million for the year ended December 31, 2004, compared to a $7.9 million net loss for the year ended December 31, 2003, largely due to an increase in the amount of tax credits recognized and a lower loss from discontinued operations, partially offset by higher operating and maintenance expenses and a lower overall margin.


ESI's Segment Operations

Total segment revenues at ESI were $3,556.3 million for the year ended December 31, 2004, compared to $3,081.2 million for the year ended December 31, 2003. The total margin at ESI was $111.6 million for the year ended December 31, 2004 compared to $86.8 million for the year ended December 31, 2003. ESI's nonregulated natural gas and electric operations are the primary contributors to revenues and margins and are discussed below.
ESI's Natural Gas Results (Millions except sales volumes)	2004	2003	Change

Nonregulated natural gas revenues	$3,035.1	$2,696.6	12.5%
Nonregulated natural gas cost of sales	2,978.5	2,652.5	12.3%
Margins	$ 56.6	$ 44.1	28.3%

Wholesale sales volumes in billion cubic feet *	236.3	252.4	(6.4%)
Retail sales volumes in billion cubic feet *	276.7	240.6	15.0%

* Represents gross physical volumes

Natural gas revenue increased $338.5 million, driven by higher natural gas prices and the expansion of the Canadian retail natural gas business (due to obtaining new customers), partially offset by lower sales volumes from physical wholesale transactions. Sales volumes from physical wholesale transactions declined as a result of reduced price volatility of natural gas during the first half of 2004 (volatility provides more opportunity for profitable physical wholesale transactions).

The natural gas margin at ESI increased $12.5 million, or 28.3%, for the year ended December 31, 2004, compared to 2003. The margin related to retail natural gas operations increased $12.3 million, primarily driven by higher natural gas throughput volumes in Ohio (driven by the addition of new customers), operational improvements, and better management of supply for residential and small commercial customers. Customer growth in Canada also contributed to the increase in the retail natural gas margin. The margin attributed to wholesale natural gas operations increased $0.2 million. The increase in wholesale natural gas margin was driven by a $4.6 million margin increase related to the natural gas storage cycle, a $2.2 million increase in the Canadian wholesale natural gas margin, and increased margins from other structured wholesale natural gas transactions. Favorable settlements of liabilities with several counterparties in 2003 (in the amount of $8.4 million) largely offset these increases in the wholesale natural gas margin. For the year ended December 31, 2004, the natural gas storage cycle had a $2.0 million positive impact on margin, compared with a $2.6 million negative impact on margin for the same period in 2003. The increase in the Canadian wholesale natural gas margin is related to higher volumes (more structured wholesale transactions) as ESI continues to increase its wholesale natural gas operations in this region.

ESI experiences earnings volatility associated with the natural gas storage cycle, which runs annually from April through March of the next year. Generally, injections of natural gas into storage inventory take place in the summer months and natural gas is withdrawn from storage in the winter months. ESI's policy is to hedge the value of natural gas storage with sales in the over-the-counter and futures markets, effectively locking in a margin on the natural gas in storage. However, fair market value hedge accounting rules require the natural gas in storage to be marked-to-market using spot prices, while the future sales contracts are marked-to-market using forward prices. When the spot price of natural gas changes disproportionately to the forward price of natural gas, ESI experiences volatility in its earnings. Consequently, earnings volatility may occur within the contract period for natural gas in storage. The accounting treatment does not impact the underlying cash flows or economics of these transactions. At December 31, 2004, there was a $0.6 million difference between the market value of natural gas in storage and the market value of future sales contracts (net risk management liability), related to the 2004/2005 natural gas storage cycle. At December 31, 2003, there was a $2.6 million difference (net risk management liability) related to the 2003/2004 natural gas storage cycle. The difference between the market value of natural gas in storage and the market value of future sales contracts related to the


2004/2005 storage cycle is expected to vary with market conditions, but will reverse entirely when all of the natural gas is withdrawn from storage.
ESI's Electric Results (Millions)	2004	2003	Change

Nonregulated electric revenues	$518.9	$382.2	35.8%
Nonregulated electric cost of sales	466.1	341.8	36.4%
Margins	$ 52.8	$ 40.4	30.7%

Wholesale sales volumes in kilowatt-hours *	3,181.5	2,768.0	14.9%
Retail sales volumes in kilowatt-hours *	7,202.9	6,435.3	11.9%

* Represents gross physical volumes

Electric revenue increased $136.7 million, largely due to an $83.7 million increase resulting from higher volumes from portfolio optimization strategies. In the first quarter of 2004, ESI first implemented the portfolio optimization strategies to optimize the value of PDI's merchant generation fleet and its own retail supply portfolios to reduce market price risk and extract additional value from these assets through the use of various financial and physical instruments (such as forward contracts and options). Electric revenue also increased as a result of the July 1, 2004, acquisition of Advantage Energy and higher energy prices compared to the prior year. These increases were partially offset by lower sales volumes from participation in the New Jersey Basic Generation Services Program, as ESI's participation in this program ended in May 2004.

ESI's electric margin increased $12.4 million, or 30.7%, for the year ended December 31, 2004, compared to 2003. The 2004 retail electric margin increased $7.8 million compared to 2003. The margin related to retail electric operations in Ohio increased $7.6 million, which can be attributed to better management of retail operations and improved supply procurement. Also contributing to the increase in retail electric margin was a $2.6 million favorable settlement of a counterparty pricing dispute and positive operating results from Advantage Energy. The increase in the retail electric margin was partially offset by a decrease in margin from retail electric operations in Maine. The lower margin in Maine was anticipated due to the sales price and supply cost associated with the new provider of last resort in northern Maine (which became effective in March 2004). The margin from retail electric operations in Michigan also decreased, driven by higher wholesale electricity prices, higher transmission related charges, and an increase in competition. The margin attributed to wholesale electric operations increased $4.6 million. The higher wholesale electric margin was driven by a $10.3 million increase from the portfolio optimization strategies discussed above. This increase was partially offset by a $5.7 million decrease in margin from ESI's participation in the New Jersey Basic Generation Services Program, which began in August 2003 and ended in May 2004. Under the program, ESI realized greater margins in 2003, compared to 2004.

PDI's Segment Operations

All revenues and costs of PDI's discontinued operations (Sunbury) are combined and reported on a net basis in WPS Resources' Consolidated Statements of Income for all periods presented. Accordingly, the table below does not include revenues and cost of sales of discontinued operations, which are discussed separately within Discontinued Operations below.
PDI's Production Results (Millions)	2004	2003	Change

Nonregulated other revenues	$71.4	$82.4	(13.4%)
Nonregulated other cost of sales	48.1	57.9	(16.9%)
Margins	$23.3	$24.5	(4.9%)


PDI's revenue decreased $11.0 million, or 13.4%, for the year ended December 31, 2004, compared to 2003, largely due to reduced generation from its Beaver Falls facility in New York, lower revenue from its Combined Locks Energy Center in Wisconsin, lower revenue from its steam boiler in Oregon, and lower revenue from its Wyman generation facility in Maine. The Beaver Falls facility experienced an unplanned plant outage that began in October 2003, with the facility returning to service in April 2004. This facility continued to experience lower volumes after returning to service as PDI has been more conservative in the dispatch of this unit to preserve the limited remaining service life of the turbine blades for higher margin opportunities. The decrease in revenue at the Combined Locks Energy Center was driven by lower demand for energy by the counterparty to a power purchase agreement in place at this facility and an unplanned plant outage that began in March 2004, and continued through May 2004. The decrease in revenue from the steam boiler in Oregon was largely due to a 30-day planned outage to perform repairs on the boiler, which took place in the second quarter of 2004. A power purchase agreement in place at the Wyman facility in 2003 was not renewed in 2004. As a result, energy from the Wyman facility was sold into short-term power markets in 2004, but unfavorable energy prices and lack of demand for capacity resulted in a decline in the amount of power generated at this facility in 2004, compared to 2003. The decline in revenue was partially offset by higher sales volumes at the Stoneman generation facility in Cassville, Wisconsin, related to a new power purchase agreement in place at this facility.

PDI's margin for the year ended December 31, 2004, decreased $1.2 million, or 4.9%, compared to 2003. This margin does not include the results of PDI's discontinued operations, which are reported separately in the Consolidated Statements of Income (Discontinued Operations are discussed below). The Niagara, Beaver Falls, and Wyman generating facilities experienced a combined $4.6 million decrease in margin. The lower margin at the Niagara generating facility was largely due to an increase in the per ton cost of coal utilized in the generation process. The unplanned plant outage experienced at the Beaver Falls facility and lower volumes related to PDI's decision to only dispatch the facility at times when energy prices are at a very favorable level, drove the decrease in margin at this facility. Unfavorable energy prices and lack of demand for capacity negatively impacted sales volumes at the Wyman generation facility (there was a power purchase agreement in place at this facility in 2003). These decreases were partially offset by a combined $2.9 million increase in margins at the Combined Locks Energy Center and the Stoneman generation facility. The higher margin at the Combined Locks Energy Center was driven by a negotiated increase in the dispatch flexibility of steam sold under a supply agreement with a counterparty, resulting in an increase in the value of electricity produced from this facility. The increase in margin at the Stoneman generation facility was due to higher sales volumes.

Overview of Holding Company and Other Segment Operations

Holding Company and Other operations include the operations of WPS Resources and WPS Resources Capital as holding companies and the nonutility activities at WPSC and UPPCO. Holding Company and Other operations had income available for common shareholders of $11.9 million for the year ended December 31, 2004, compared to a net loss of $2.1 million for the year ended December 31, 2003. This favorable variance can be attributed to an increase in earnings recognized from the sale of Wisconsin land located along the Peshtigo River and an increase in equity earnings from ATC and Wisconsin River Power Company. Equity earnings from ATC were $16.0 million in 2004, compared to $10.1 million in 2003. WPSC nonutility operations recognized a $13.3 million pre-tax gain on the sale of land located near the Peshtigo River in the fourth quarter of 2004, compared to a $6.2 million pre-tax gain that was recognized on the sale of land in the fourth quarter of 2003. WPSC also realized an income tax benefit in the fourth quarter of 2004 from the donation of land to the WDNR.

Operating Expenses
WPS Resources' Operating Expenses (Millions)	2004	2003	Change

Operating and maintenance expense	$513.2	$459.5	11.7%
Depreciation and decommissioning expense	107.0	138.4	(22.7%)
Taxes other than income	46.1	43.8	5.3%


Operating and Maintenance Expense

Operating and maintenance expenses increased $53.7 million, or 11.7%, for the year ended December 31, 2004, compared to 2003. Utility operating and maintenance expenses increased $36.3 million. Electric transmission and distribution costs were up $15.2 million at the utilities due primarily to an increase in transmission rates. Pension and postretirement medical costs incurred at the utilities increased $11.0 million. Additionally, $6.8 million of the increase was driven by amortization of costs incurred in conjunction with the implementation of the automated meter reading system and the purchase of the De Pere Energy Center (previously deferred as regulatory assets). Maintenance expenses at WPSC's coal-fired generation facilities were $4.2 million higher in 2004, compared to 2003, driven by an extension of the annual planned outage at the Pulliam 6 generation facility in 2004. Higher payroll and other benefit costs also contributed to the increase in operating and maintenance expenses. The fall refueling outage at Kewaunee did not significantly impact the year-over-year change in operating and maintenance expenses as there was also a refueling outage at Kewaunee in spring 2003, and the PSCW approved the deferral of incremental operating and maintenance expenses that were incurred as a direct result of the refueling outage extension ($1.8 million of operating and maintenance expenses were deferred in the fourth quarter of 2004 and collection is anticipated in 2006). Operating expenses at ESI increased $10.5 million mostly due to higher payroll, benefits, and other costs associated with continued business expansion. Operating and maintenance expenses at PDI were $1.5 million higher as a result of repairs and maintenance expenses incurred in conjunction with outages at its Beaver Falls generation facility, the Combined Locks Energy Center, and the Westwood Generation Station.

Depreciation and Decommissioning Expense

Depreciation and decommissioning expense decreased $31.4 million, or 22.7%, for the year ended December 31, 2004, compared to 2003, due primarily to a decrease of $35.9 million resulting from lower realized gains on decommissioning trust assets and because the decommissioning trust was not funded in 2004 in anticipation of selling Kewaunee. Realized gains on decommissioning trust assets are substantially offset by depreciation expense pursuant to regulatory practice (see detailed discussion in "Miscellaneous Income" below). An increase in depreciation expense from plant asset additions at WPSC partially offset the decrease in decommissioning expense.

Other Income (Expense)
WPS Resources' Other Income (Expense) (Millions)	2004	2003	Change

Miscellaneous income	$ 47.7	$ 63.6	(25.0%)
Interest expense and distributions of preferred securities	(54.2)	(55.6)	(2.5%)
Minority interest	3.4	5.6	(39.3%)
Other income (expense)	$ (3.1)	$ 13.6	(122.8%)

Miscellaneous Income

Miscellaneous income decreased $15.9 million, or 25.0%, for the year ended December 31, 2004, compared to 2003. The decrease in miscellaneous income is largely due to a decrease in realized gains on decommissioning trust assets of $33.5 million. There were significant realized gains recognized on decommissioning trust assets in the fourth quarter of 2003, which were driven by a change in the investment strategy for WPSC's qualified nuclear decommissioning trust assets. Qualified decommissioning trust assets were placed in more conservative investments in anticipation of the sale of Kewaunee. Pursuant to regulatory practice, realized gains on decommissioning trust assets are substantially offset by depreciation expense. A $1.5 million write-off of previously deferred financing costs associated with the redemption of our trust preferred securities in the first quarter of 2004 also unfavorably impacted miscellaneous income. Partially offsetting the decreases discussed above were an $8.7 million increase in equity earnings from investments, a $7.1 million increase in income recognized from the sale of Wisconsin land located along the Peshtigo River (discussed previously), and a combined $3.1 million increase related to higher royalties and a decrease in operating losses realized from our


investment in a synthetic fuel producing facility. The increase in equity earnings was primarily related to our investments in ATC, Wisconsin River Power Company, and Wisconsin Valley Improvement Company. Equity earnings from ATC were $16.0 million in 2004, compared to $10.1 million in 2003. Royalty income recognized from the synthetic fuel facility increased as a result of higher production levels at this facility.

Minority Interest

The decrease in minority interest is related to the fact that PDI's partner in its subsidiary, ECO Coal Pellitization #12 LLC, was allocated more production from the synthetic fuel operation in 2003 compared to 2004. PDI's partner was not allocated any production from the synthetic fuel facility in the first quarter of 2004 as they requested additional production in the fourth quarter of 2003.

Provision for Income Taxes

The effective tax rate was 16.1% for the year ended December 31, 2004, compared to 23.4% for the year ended December 31, 2003. The decrease in the effective tax rate was driven by tax deductions pertaining to items that exceed the related book expense (including land donated to the WDNR in the fourth quarter of 2004), resulting in a $5.7 million decrease in the 2004 provision for income taxes compared to 2003, a $9.6 million increase in the amount of tax credits recognized in 2004 (related to an increase in synthetic fuel tax credits produced in 2004 and the favorable settlement of several federal tax audits and refund claims related to prior tax years).

Our ownership interest in the synthetic fuel operation resulted in the recognition of $27.8 million of Section 29 federal tax credits for the year ended December 31, 2004, and $18.2 million of tax credits for 2003. The increase in synthetic fuel related tax credits was primarily due to an increase in tax credits produced and allocable to PDI, an increase in the value of the credits produced resulting from the higher Btu content of coal and the annual inflation adjustment allowed, and the favorable settlement of several tax audits and refund claims related to prior tax years.

Discontinued Operations

The after-tax loss from discontinued operations (Sunbury) was $13.4 million for the year ended December 31, 2004, compared to $16.0 million in 2003. The decrease in the loss from discontinued operations was driven by a $4.4 million termination payment that was received from Duquesne Power in December 2004 as a result of Duquesne's termination of the asset sale agreement for Sunbury, a $3.7 million decrease in operating and maintenance expenses, and a $0.7 million reduction in interest expense. The decrease in operating and maintenance expenses was driven by lower depreciation expense resulting from the discontinuance of depreciation on those assets classified as held for sale effective December 2003. In addition, repair and maintenance expenses were higher in 2003 because of mechanical difficulties related to fuel delivery systems. Sunbury's margin decreased in 2004, compared to 2003, partially offsetting the favorable variances discussed above. The margin was negatively impacted by an increase in the per ton cost of coal utilized to service a fixed price outtake contract and a decrease in opportunities to sell power into the spot market. In anticipation of the sale, Sunbury did not enter into staggered term coal contracts in accordance with its normal procurement practice.

Cumulative Effect of Change in Accounting Principles

On January 1, 2003, WPS Resources recorded a positive after-tax cumulative effect of a change in accounting principle of $3.5 million (primarily related to the operations of ESI) to income available for common shareholders as a net result of removing from its balance sheet the mark-to-market effects of contracts that do not meet the definition of a derivative. This change in accounting resulted from the decision of the Emerging Issues Task Force to preclude mark-to-market accounting for energy contracts that are not derivatives. The required change in accounting had no impact on the underlying economics or cash flows of the contracts.


In addition, the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," at PDI resulted in a $0.3 million negative after-tax cumulative effect of a change in accounting principle in the first quarter of 2003, related to recording a liability for the closure of an ash basin at Sunbury.

2003 Compared with 2002

WPS Resources Overview

WPS Resources' 2003 and 2002 results of operations are shown in the following table:
WPS Resources' Results (Millions, except share amounts)	2003	2002	Change

Consolidated operating revenues	$4,321.30	$1,461.10	196%
Income available for common shareholders	$ 94.70	$ 109.40	(13%)
Basic earnings per share	$ 2.87	$ 3.45	(17%)
Diluted earnings per share	$ 2.85	$ 3.42	(17%)

Total revenues increased significantly due to the required reclassification of previously reported 2002 revenues and cost of sales (see ESI's Segment Operations below for further information). Total revenues also increased due to sales volume growth at ESI, electric utility rate increases, and higher natural gas prices.

Income available for common shareholders was $94.7 million ($2.87 basic earnings per share) for the year ended December 31, 2003, compared to $109.4 million ($3.45 basic earnings per share) for the year ended December 31, 2002. Significant factors impacting the change in earnings and earnings per share are as follows (and are discussed in more detail below):
  Approved rate increases and a change in electric utility sales mix favorably impacted margins at the utilities.
  Cooler weather during the cooling season in 2003 negatively impacted electric utility margins.
  Colder weather during the heating season in 2003 positively impacted natural gas throughput volumes.
  Rising operating expenses (primarily pension and medical costs), together with a delay in receiving 2003 retail electric rate relief, negatively impacted electric utility earnings.
  ESI's November 2002 acquisition of a retail natural gas business in Canada and favorable settlements with several counterparties drove an increased year-over-year retail natural gas margin.
  ESI's electric margin improved as a result of acquisition synergies, improved management of retail operations in Michigan, and participation in the New Jersey Basic Generation Service Program.
  PDI's earnings were significantly lower in 2003, primarily as a result of an $18.2 million decrease in after-tax gains recognized from sales of portions of its interest in a synthetic fuel operation, a $10.0 million increased loss from discontinued operations, and a $5.1 million reduction in tax credits recognized from the synthetic fuel operation.
  Consolidated operating expenses increased in 2003.


  Also impacting basic earnings per share was an increase of 1.3 million in the weighted average number of outstanding shares of WPS Resources' common stock in 2003 compared to 2002. The increase was largely due to issuing 4,025,000 additional shares through a public offering in November 2003. Additional shares were also issued in 2003 under the Stock Investment Plan.

Overview of Utility Operations

Income available for common shareholders attributable to the electric utility segment was $60.0 million in 2003 compared to $61.0 million in 2002. Income available for common shareholders attributable to the gas utility segment was $15.7 million in 2003 compared to $18.4 million in 2002.

Electric Utility Segment Operations
WPS Resources' Electric Utility Segment Results (Millions)	2003	2002	Change

Revenues	$814.1	$763.1	7%
Fuel and purchased power costs	266.3	242.7	10%
Margins	$547.8	$520.4	5%

Sales in kilowatt-hours	14,346.7	14,547.6	(1%)

Electric utility segment revenues increased $51.0 million, or 7%, for the year ended December 31, 2003, compared to the year ended December 31, 2002. The increase was largely due to retail and wholesale electric rate increases for our Wisconsin and Michigan customers in accordance with new rate orders.

The electric utility margin increased $27.4 million, or 5%, in 2003 compared to 2002. Due primarily to the electric rate increases, electric margins at WPSC increased $20.2 million, or 4%. Electric margins at WPSC were also impacted favorably by a change in sales mix in 2003. While total sales volumes remained basically unchanged in 2003 compared to 2002, sales volumes to higher margin residential, and commercial and industrial customers increased slightly. The increase in sales volumes to these higher margin customer classes reflects growth within WPSC's service area and changes in the economy. These increases were partially offset by cooler weather during the cooling season for the year ended December 31, 2003, compared to the year ended December 31, 2002. Electric margins at UPPCO increased $7.2 million, or 17%, due primarily to retail electric rate increases, partially offset by a 3% decrease in sales volumes. The decrease in sales volumes was attributed to less favorable weather conditions for the year ended December 31, 2003, compared to the year ended December 31, 2002, and customer conservation of electricity made necessary due to a flood that occurred earlier in 2003.

Although the electric utility margin increased, electric utility segment earnings for the year ended December 31, 2003, decreased $1.0 million compared to the year ended December 31, 2002. The primary reason for the decrease in electric utility segment earnings was due to a decrease in earnings at WPSC attributed to a delay in receiving 2003 retail electric rate relief, together with rising operating expenses (primarily pension and medical costs). Rate relief for our increasing operating costs was expected on January 1, 2003; however, the increase in retail electric rates granted by the PSCW was not effective until March 21, 2003. The delay in receiving rate relief was a significant factor in our inability to achieve our authorized 12% return on equity in 2003. The decrease in earnings experienced by WPSC was partially offset by a modest increase in earnings at UPPCO due to the increase in rates.


Gas Utility Segment Operations
WPS Resources' Gas Utility Segment Results (Millions)	2003	2002	Change

Revenues	$404.2	$310.7	30%
Purchased gas costs	291.0	198.6	47%
Margins	$113.2	$112.1	1%

Throughput in therms	854.5	845.4	1%

Gas utility segment revenues increased $93.5 million, or 30%, for the year ended December 31, 2003, compared to the year ended December 31, 2002. The increase in gas utility revenues is mostly due to a 39% increase in the average cost of natural gas for the year ended December 31, 2003, compared to the prior year, partially offset by the 0.3% decrease in retail natural gas rates ordered by the PSCW, effective March 21, 2003.

The natural gas utility margin for the year ended December 31, 2003, increased $1.1 million, or 1%, compared to the year ended December 31, 2002. The increase in the natural gas utility margin can be attributed to a 1% increase in natural gas throughput volumes in 2003 compared to 2002. Natural gas throughput volumes to our higher margin residential and commercial and industrial customers increased 6% in the aggregate, mostly as a result of colder weather in 2003 compared to 2002. Natural gas throughput volumes to our lower margin transport customers decreased 5% due to the rising price of natural gas together with their ability to use alternate fuel sources.

Despite the modest increase in gas utility margins, gas utility earnings for the year ended December 31, 2003, decreased $2.7 million compared to 2002. The decline is primarily due to rising operating expenses (primarily pension and medical costs) together with the decrease in natural gas rates mentioned above.

Overview of Nonregulated Operations

ESI's income available for common shareholders increased to $29.0 million in 2003 compared with $11.0 million in 2002, primarily as a result of increased electric and natural gas margins discussed below.

PDI recognized a net loss of $7.9 million in 2003 compared to income available for common shareholders of $24.0 million in 2002. Despite an increase in margins, PDI's earnings were impacted by a decrease in gains recognized from the sale of portions of its interest in a synthetic fuel operation, increased losses from discontinued operations, and a decrease in the amount of tax credits recognized.

ESI's Segment Operations

Total segment revenues at ESI were $3,081.2 million in 2003 compared to $361.2 million in 2002. The total margin at ESI was $86.8 million in 2003 compared to $48.4 million in 2002. ESI's nonregulated natural gas and electric operations are the primary contributors to revenues and margins and are discussed below.


ESI's Natural Gas Results (Millions except sales volumes)	2003	2002	Change

Nonregulated natural gas revenues	$2,696.6	$245.1	1,000%
Nonregulated natural gas cost of sales	2,652.5	210.2	1,162%
Margins	$ 44.1	$ 34.9	26%

Wholesale sales volumes in billion cubic feet *	252.4	233.8	8%
Retail sales volumes in billion cubic feet *	240.6	135.7	77%

* Represents gross physical volumes

ESI's nonregulated natural gas revenues increased $2,451.5 million for the year ended December 31, 2003, compared to the prior year. Approximately $997 million of the increase related to the required adoption of Issue No. 02-03, effective January 1, 2003 (see Trends - WPS Resources for more information about this accounting change). Volume growth driven by the acquisition of a retail natural gas business in Canada accounted for approximately $500 million of the increase in revenues in 2003. Most of the remaining increase was attributed to higher natural gas prices compared to the prior year.

Natural gas margins at ESI increased $9.2 million, or 26%, in 2003 compared to 2002. Approximately $6 million of the increase related to the November 1, 2002, acquisition of a retail natural gas business in Canada. The remaining increase related to favorable settlements of pending liabilities with several counterparties, partially offset by the change in accounting prescribed by the required adoption of Issue 02-03. See Cumulative Effect of Change in Accounting Principles below for further discussion.
ESI's Electric Results (Millions)	2003	2002	Change

Nonregulated electric revenues	$382.2	$113.7	236%
Nonregulated electric cost of sales	341.8	102.6	233%
Margins	$ 40.4	$ 11.1	264%

Wholesale sales volumes in kilowatt-hours *	2,768.0	4,250.0	(35%)
Retail sales volumes in kilowatt-hours *	6,435.3	2,703.6	138%

* Represents gross physical volumes

ESI's nonregulated electric revenues increased $268.5 million for the year ended December 31, 2003, compared to the prior year. Approximately $130 million of the increase related to the required adoption of Issue 02-03. Another $88 million of the increase was attributed to participation in the New Jersey Basic Generation Services Program. ESI acquired 700 megawatts of fixed price load and 250 megawatts of variable priced load for the period from August 1, 2003, to May 31, 2004, as a result of its participation in this program. The remaining increase in nonregulated electric revenues was attributed to increased prices and expansion within existing service territories. ESI also acquired retail electric operations in Michigan in 2003. Prior to the acquisition, this operation was an electric wholesale customer of ESI; therefore, the acquisition did not have a significant impact on total revenues in 2003 compared to 2002. The acquisition did, however, account for most of the increase in retail sales volumes and related decrease in wholesale sales volumes in 2003 compared to 2002.

ESI's electric margin increased $29.3 million, or 264%, in 2003 compared to 2002. Approximately $26 million of the increase was due to acquisition synergies and improved management of retail operations in Michigan and participation in the New Jersey Basic Generation Service Program. The remaining increase in ESI's electric margins was largely due to the impact of the change in accounting prescribed by the required adoption of Issue 02-03, which precluded mark-to-market accounting for nonderivative trading contracts.


PDI's Segment Operations

All revenues and costs of PDI's discontinued operations are combined and reported on a net basis in WPS Resources' Consolidated Statements of Income for all periods presented. Accordingly, the table below does not include the results of discontinued operations, which are discussed separately within Discontinued Operations below.
PDI's Production Results (Millions)	2003	2002	Change

Nonregulated other revenues	$82.4	$59.4	39%
Nonregulated other cost of sales	57.9	37.8	53%
Margins	$24.5	$21.6	13%

PDI's revenues increased $23.0 million, or 39%, in 2003 compared to 2002. PDI's margin increased $2.9 million, or 13%, in 2003 compared to 2002. The increase in revenues and margin was primarily the result of increased generation from generating assets acquired in New York on June 1, 2002, revenues from the Combined Locks Energy Center that became fully operational in the second quarter of 2002, and an increase in generation at the hydroelectric plants in Maine and Canada as a result of increased rainfall, higher capacity revenues, and increased pricing on a renegotiated outtake contract. Partially offsetting these increases was a decrease in revenues and margins at PDI's Stoneman generating facility in Cassville, Wisconsin, as a result of the expiration of an energy and capacity outtake contract that was not renewed.

Overview of Holding Company and Other Segment Operations

Holding Company and Other operations experienced a net loss of $2.1 million in 2003 compared to a net loss of $5.0 million in 2002. The decrease in the net loss experienced was largely related to an increase in gains recognized on hydroelectric land sales in 2003 compared to 2002 (recorded as a component of miscellaneous income), primarily due to a $6.2 million pre-tax gain recognized in 2003 from land sales to the WDNR. The sale of these hydroelectric lands was part of our asset management strategy, which was initiated in 2001, and was intended to optimize shareholder return from the sale, development, or use of certain assets or entire business units.

Operating Expenses
WPS Resources' Operating Expenses (Millions)	2003	2002	Change

Operating and maintenance expense	$459.5	$412.5	11%
Depreciation and decommissioning expense	138.4	94.8	46%
Taxes other than income	43.8	39.9	10%


Operating and Maintenance Expense

Operating expenses increased $47.0 million, or 11%, for the year ended December 31, 2003, compared to the year ended December 31, 2002. Utility operating expenses increased $30.7 million, or 9%, in 2003 compared to 2002. Approximately $18 million of the increase reflects higher pension, postretirement medical, and active medical costs. The remaining increase pertains to costs incurred for plant maintenance related to Kewaunee's scheduled refueling outage in 2003 (there was no refueling outage in 2002), additional operating expenses at Kewaunee, and wage increases. Operating expenses at ESI increased $12.0 million, or 40%, in 2003 compared to 2002, largely due to costs associated with business expansion, including the acquisition of a retail natural gas business in Canada and a retail electric business in Michigan. The remaining increase was largely due to higher incentive compensation costs and the costs associated with a full year of operation of generation assets in New York that were purchased by PDI in June 2002.

Depreciation and Decommissioning Expense

Depreciation and decommissioning expense increased $43.6 million, or 46%, due primarily to an increase of $37.4 million from increased realized gains on the decommissioning trust assets that resulted in recording decommissioning expense approximately equal to the gains recognized in miscellaneous income pursuant to regulatory practice. The increase in realized gains was due primarily to the change in investment strategy for WPSC's qualified nuclear decommissioning trust assets. Qualified decommissioning trust assets were transferred to more conservative investments in 2003 pending the sale of Kewaunee, thus triggering realized gains. Most of the remaining increase resulted from plant asset additions at WPSC and PDI.

Taxes Other Than Income

Taxes other than income increased $3.9 million, or 10%, primarily due to an increase in gross receipts taxes paid by WPSC as a result of increased revenues.

Other Income (Expense)
WPS Resources' Other Income (Expense) (Millions)	2003	2002	Change

Miscellaneous income	$63.6	$47.8	33%
Interest expense and distributions of preferred securities	(55.6)	(55.8)	-%
Minority interest	5.6	-	-
Other income (expense)	$13.6	$ (8.0)	-

Miscellaneous Income

Miscellaneous income increased $15.8 million for the year ended December 31, 2003, compared to the year ended December 31, 2002. The increase in miscellaneous income was largely due to an increase in realized gains on the decommissioning trust assets of $36.4 million, which was primarily the result of the change in investment strategy for the qualified nuclear decommissioning trust assets. The realized gains were offset by increased decommissioning expense, as discussed above. Miscellaneous income also increased $6.2 million as a result of the sale of land to the WDNR and $8.1 million resulting from an increase in earnings from equity investments.

The increases in miscellaneous income were partially offset by lower gains from sales of ownership interests in PDI's synthetic fuel operation. PDI recognized a $7.6 million pre-tax gain in 2003 compared with a $38.0 million pre-tax gain in 2002 related to these sales. An increase in operating losses generated by the synthetic fuel operation due to increased production decreased miscellaneous income by approximately $3.5 million in 2003. The increased operating losses were driven by our partner's ability to utilize tax credits in 2003 and were offset by minority interest, which is discussed below. In the


aggregate, the items mentioned above relating to the synthetic fuel operation resulted in a $33.9 million decrease in miscellaneous income.

The 2003 gain resulted from the 2002 sale of a portion of PDI's interest in its synthetic fuel operation. Similar gains from the 2002 sale are expected to be recognized annually through 2007, dependent upon production at the synthetic fuel facility. The gain reported in 2002 resulted from a 2001 sale of a portion of PDI's interest in a synthetic fuel operation, which was recognized in its entirety by December 31, 2002.

Minority Interest

As a result of PDI's sale of an approximate 30% interest in its subsidiary, ECO Coal Pelletization #12 LLC, on December 19, 2002, $5.6 million of losses related to the synthetic fuel operation and reported in miscellaneous income were allocated to PDI's partner and reported as a minority interest.

Provision for Income Taxes

The effective tax rate was 23.4% in 2003 compared to 19.5% in 2002. The increase in the effective tax rate in 2003 compared to 2002 was largely due to a decrease in tax credits that could be recognized from our ownership interest in a synthetic fuel operation. Tax credits recognized during the year ended December 31, 2003, decreased $5.1 million compared to the prior year, due to the sale of a portion of our interest in the synthetic fuel operation on December 19, 2002. Lower taxable income in 2003 also reduced the amount of tax credits that could be claimed. Our ownership interest in the synthetic fuel operation resulted in the recognition of $18.1 million of Section 29 tax credits as a reduction of federal income tax expense in 2003 compared to $23.2 million in 2002.

Discontinued Operations

The after-tax loss from discontinued operations increased to $16.0 million for the year ended December 31, 2003, from $6.0 million for the year ended December 31, 2002. The increased loss was largely due to a decrease in capacity sales in 2003 due to the expiration of a sales contract, an increase in variable production expenses related to increased emission costs, and an increase in operating costs. Operating costs increased in 2003 as a result of issues related to fuel quality and associated mechanical difficulties involving fuel delivery systems early in 2003, operational issues related to newly installed environmental equipment in various boilers, and turbine outages. The increase in the loss from discontinued operations was partially offset by decreases in payroll and employee benefits as a result of a restructuring that took place at the end of 2002.

BALANCE SHEET - WPS RESOURCES

2004 Compared with 2003

Current assets from risk management activities decreased $78.6 million, or 15.2%, at December 31, 2004, compared to December 31, 2003, and current liabilities from risk management activities decreased $115.7 million, or 22.4%. Long-term assets from risk management activities decreased $23.9 million, or 22.9%, at December 31, 2004, compared to December 31, 2003, and long-term liabilities from risk management activities decreased $23.9 million, or 25.9%. The decrease in short-term risk management assets and liabilities was primarily related to changes in the forward price curve of natural gas. The decrease in long-term risk management assets and liabilities was driven by lower natural gas volumes under contract beyond one year and changes in the forward price curve for natural gas.

Property, plant, and equipment, net, increased $173.9 million to $2,002.6 million at December 31, 2004, compared to $1,828.7 million at December 31, 2003. This increase was mostly due to a $174.3 million increase in property, plant, and equipment at WPSC primarily related to capital expenditures associated with the construction of Weston 4 and the installation of automated meter reading.


Regulatory assets increased $33.2 million, from $127.7 million at December 31, 2003, to $160.9 million at December 31, 2004, largely due to the increase in environmental remediation liabilities related to manufactured gas plants at WPSC, as discussed below. WPSC expects to recover cleanup costs related to the manufactured gas plants, net of insurance recoveries, in future rates.

Short-term debt increased $254.4 million, from $38.0 million at December 31, 2003, to $292.4 million at December 31, 2004. Retirements of long-term debt and increased capital expenditures (primarily related to Weston 4) drove the increase in short-term debt.

Current portion of long-term debt decreased from $56.6 million at December 31, 2003, to $6.7 million at December 31, 2004. On January 19, 2004, WPSC retired early $49.9 million of its 7.125% series first mortgage bonds. These bonds had an original maturity date of July 1, 2023.

Accounts payable increased $78.7 million, from $510.7 million at December 31, 2003, to $589.4 million at December 31, 2004. Accounts payable at WPSC increased $40.2 million, driven by expenditures related to Weston 4. Accounts payable at ESI increased $38.0 million, primarily as a result of higher natural gas prices compared to the prior year.

The environmental remediation liability increased $30.5 million from December 31, 2003, to December 31, 2004. This liability primarily relates to clean-up costs associated with several manufactured gas plant sites at WPSC (see Note 17 to WPS Resources' Consolidated Financial Statements - Commitments and Contingencies, for more information). WPSC's estimate of future clean-up costs required to remediate these sites increased significantly to reflect the WDNR's application of sediment guidance that was recently issued.

Pension and postretirement benefit obligations decreased $43.1 million, or 31.3%, from December 31, 2003, to December 31, 2004, primarily due to a reduction in the minimum pension liability. The decrease in the minimum pension liability was driven by WPS Resources' merger of its two non-contributory qualified retirement plans. On a combined basis, the minimum pension liability and related pension asset were reduced pursuant to generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES - WPS RESOURCES

We believe that our cash balances, liquid assets, operating cash flows, access to equity capital markets and borrowing capacity made available because of strong credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. However, our operating cash flow and access to capital markets can be impacted by macroeconomic factors outside of our control. In addition, our borrowing costs can be impacted by short- and long-term debt ratings assigned by independent rating agencies. Currently, we believe these ratings are among the best in the energy industry (see Financing Cash Flows, Credit Ratings below).

Operating Cash Flows

During 2004, net cash provided by operating activities was $243.0 million, compared to $62.4 million in 2003. The increase was driven by operating activities at ESI and WPSC. In 2003, operating activities at ESI used cash due primarily to increasing working capital requirements resulting from business growth and gas storage opportunities near the end of the year. ESI's natural gas operations did not experience the same level of growth in 2004 as they did in 2003, and storage opportunities were similar at the end of both years, which enabled ESI to generate additional operating cash flow in 2004. The increase in net cash provided by operating activities at WPSC was driven by improved operating results.

During 2003, net cash provided by operating activities was $62.4 million, compared with $188.5 million in 2002. The decrease was primarily due to increased working capital requirements, specifically at ESI and WPSC. Inventories increased due to high natural gas prices at both ESI and WPSC, as well as business growth at ESI. The inventory increase was also the result of ESI taking advantage of opportunities to put


additional gas into storage at favorable relationships to forward prices. The change in receivables and payables was also attributable to the high natural gas prices as well as the business growth at ESI.

Investing Cash Flows

Net cash used for investing activities was $312.6 million in 2004, compared to $244.0 million in 2003. The increase was largely related to a $114.0 million increase in utility capital expenditures (see Capital Expenditures below), partially offset by a $50.4 million decrease in cash used for the purchase of equity investments and other acquisitions. Purchase of equity investments and other acquisitions consisted primarily of additional investments in ATC, capital contributions to ECO Coal Pelletization #12 LLC, and the acquisition of Advantage Energy in 2004. In 2003, purchase of equity investments and other acquisitions consisted primarily of WPSC's final payment for the purchase of the De Pere Energy Center, WPSC's purchase of a one-third interest in Guardian Pipeline, additional investments in ATC, and capital contributions to ECO Coal Pelletization. WPS Resources contributed capital of $15.7 million to ECO Coal Pelletization in 2004 and $14.0 million in 2003. See WPS Resources' Notes to Consolidated Financial Statements, Note 6 - Acquisitions and Sales of Asset for more information.

Net cash used for investing activities was $244.0 million in 2003 compared to $265.4 million in 2002, a decrease of $21.4 million. The decrease is largely attributed to a $34.1 million decrease in capital expenditures, mainly at the utilities (see Capital Expenditures below), as well as a $24.3 million increase in cash received from the sale of property, plant, and equipment. The majority of the increase in the sale of property, plant, and equipment was the result of WPSC's sale of $20.1 million of assets at book value related to the Wausau, Wisconsin, to Duluth, Minnesota, transmission line to ATC in June 2003. Partially offsetting this decrease was a $30.4 million increase in cash used for the purchase of equity investments and other acquisitions. The composition of purchase of equity investments and other acquisitions in 2003 is discussed above. In 2002, the purchase of equity investments and other acquisitions primarily related to PDI's acquisition of CH Resources and a $11.7 million capital contribution to ECO Coal Pelletization. See WPS Resources' Notes to Consolidated Financial Statements, Note 6 - Acquisitions and Sales of Assets for more information.

Capital Expenditures

Capital expenditures by business segment for the years ended December 31, 2004, 2003, and 2002 are as follows:

Millions	Years Ended December 31,
	2004	2003	2002
Electric utility	$223.0	$131.0	$164.3
Gas utility	62.7	40.7	34.0
ESI	1.6	1.4	0.8
PDI	2.4	3.3	8.2
Other	0.3	(0.2)	3.0
WPS Resources Consolidated	$290.0	$176.2	$210.3

The increase in capital expenditures at the electric utility in 2004 as compared to 2003 is mainly due to higher capital expenditures associated with the construction of a 500-megawatt coal-fired Weston 4 generation facility located near Wausau, Wisconsin. Gas utility capital expenditures increased primarily due to the installation of automated meter reading. Capital expenditures at PDI and ESI remained fairly consistent between 2004 and 2003.

Capital expenditures in the electric utility were higher in 2002, as compared to 2003, mainly due to the construction of portions of the Pulliam combustion turbine at WPSC in 2002. Gas utility capital expenditures increased due to the installation of automated meter reading in 2003. PDI's capital expenditures were higher in 2002 compared to 2003 due to the conversion of the Combined Locks


Energy Center to a combined cycle system in 2002. Capital expenditures at ESI remained fairly consistent between 2003 and 2002.

Financing Cash Flows

Net cash provided by financing activities was $76.8 million in 2004, compared to $198.6 million in 2003. Less cash was required from financing activities as a result of the increase in cash generated from operating activities in 2004, partially offset by higher capital expenditures incurred in 2004.

Net cash provided by financing activities was $198.6 million in 2003, compared to $93.1 million in 2002. The $105.5 million increase in cash provided by financing activities in 2003 is primarily related to the decrease in cash provided by operating activities in 2003 compared to 2002. A larger amount of investing activities was financed through common stock and debt issuances in 2003 as compared to the prior year.

Significant Financing Activities

WPS Resources had outstanding commercial paper borrowings of $279.7 million and $28.0 million at December 31, 2004, and 2003, respectively. WPS Resources had other outstanding short-term debt of $12.7 million and $10.0 million as of December 31, 2004, and 2003, respectively. Short-term borrowings in 2004 were used primarily to fund capital expenditures related to Weston 4.

In 2004, 2003 and 2002 we issued new shares of common stock under our Stock Investment Plan and under certain stock-based employee benefit and compensation plans. As a result of these plans, equity increased $28.3 million, $31.0 million, and $28.3 million in 2004, 2003, and 2002, respectively.

On January 19, 2004, WPSC retired $49.9 million of its 7.125% series first mortgage bonds. These bonds had an original maturity date of July 1, 2023.

On January 8, 2004, WPS Resources retired $50.0 million of its 7.0% trust preferred securities. As a result of this transaction, WPSR Capital Trust I, a Delaware business trust, was dissolved.

WPSC issued $125.0 million of 4.80% 10-year senior notes in December 2003. The senior notes are collateralized by a pledge of first mortgage bonds and may become non-collateralized if WPSC retires all of its outstanding first mortgage bonds. The net proceeds from the issuance of the senior notes were used to call $49.9 million of 7.125% first mortgage bonds on January 19, 2004, fund construction costs and capital additions, reduce short-term indebtedness, and for other corporate utility purposes.

In November 2003, 4,025,000 shares of WPS Resources common stock were sold in a public offering at $43.00 per share, which resulted in a net increase in equity of $166.8 million. Net proceeds from this offering were used to retire the trust preferred securities in January 2004, reduce short-term debt, fund equity contributions to subsidiary companies, and for general corporate purposes.

In November 2003, PDI retired all of its notes payable under a revolving credit note, in the amount of $12.5 million.

WPSC called $9.1 million of 6.125% tax-exempt bonds in May 2003.

In March 2003, UPPCO retired $15.0 million of 7.94% first mortgage bonds that had reached maturity.

WPSC used short-term debt to retire $50.0 million of 6.8% first mortgage bonds on February 1, 2003, that had reached maturity.

WPSC issued $150.0 million of 4.875% 10-year senior notes in December 2002. The senior notes are collateralized by a pledge of first mortgage bonds and may become non-collateralized if WPSC retires all of its outstanding first mortgage bonds. WPSC used approximately $72 million of the net proceeds from


the issuance of the senior notes to acquire the De Pere Energy Center and $69 million to retire short-term debt. The balance of the net proceeds was used for other corporate utility purposes.

WPS Resources issued $100.0 million of 5.375% 10-year senior non-collateralized notes in November 2002. We used approximately $55 million of the net proceeds from the issuance of these notes to repay short-term debt incurred to provide equity capital to our subsidiaries and the remainder for other corporate purposes.

In October 2002, WPSC retired $50.0 million of 7.30% first mortgage bonds that had reached maturity.

Credit Ratings

WPS Resources and WPSC use internally generated funds and commercial paper borrowing to satisfy most of their capital requirements. WPS Resources also periodically issues long-term debt and common stock to reduce short-term debt, maintain desired capitalization ratios, and fund future growth. WPS Resources may seek nonrecourse financing for funding nonregulated acquisitions. WPS Resources' commercial paper borrowing program provides for working capital requirements of the nonregulated businesses and UPPCO. WPSC has its own commercial paper borrowing program. WPSC also periodically issues long-term debt, receives equity contributions from WPS Resources, and makes payments for return of capital to WPS Resources to reduce short-term debt, fund future growth, and maintain capitalization ratios as authorized by the PSCW. The specific forms of long-term financing, amounts, and timing depend on the availability of projects, market conditions, and other factors.

The current credit ratings for WPS Resources and WPSC are listed in the table below.

Credit Ratings	Standard & Poor's	Moody's
WPS Resources Senior unsecured debt Commercial paper Credit line syndication	A A-1 -	A1 P-1 A1
WPSC Bonds Preferred stock Commercial paper Credit line syndication	A+ A- A-1 -	Aa2 A2 P-1 Aa3

In January 2005, Standard & Poor's downgraded its ratings for WPSC one ratings level and established a negative outlook. At the same time, Standard & Poor's affirmed WPS Resources ratings but changed the outlook from stable to negative. In taking these actions, Standard & Poor's cited WPSC's substantial capital spending program and the risk profile of WPSR's nonregulated businesses.

In November 2003, Moody's downgraded its long-term ratings for WPS Resources and WPSC one ratings level, leaving only commercial paper ratings unchanged. Moody's downgrade of WPS Resources was based principally on a gradual shift in the company's financial and business risk profile attributable to the growth of nonregulated businesses, the impact of weaker wholesale power markets, and a relatively high dividend payout. Moody's downgrade of WPSC was based on the expectation that the utility's substantial capital spending program will exceed its retained cash flow through 2007, which is likely to lead to a meaningful increase in debt. Following the 2003 downgrade, Moody's set the ratings outlook at stable for both WPS Resources and WPSC.

We believe these ratings continue to be among the best in the energy industry, and allow us to access commercial paper and long-term debt markets on favorable terms. Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating.


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

WPS Resources and WPSC hold credit lines to back 100% of their commercial paper borrowing and letters of credit. These credit facilities are based on a credit rating of A-1/P-1 for WPS Resources and A-1/P-1 for WPSC. A significant decrease in the commercial paper credit ratings could adversely affect the companies by increasing the interest rates at which they can borrow and potentially limiting the availability of funds to the companies through the commercial paper market. A restriction in the companies' ability to use commercial paper borrowing to meet their working capital needs would require them to secure funds through alternate sources resulting in higher interest expense, higher credit line fees, and a potential delay in the availability of funds.

ESI maintains underlying agreements to support its electric and natural gas trading operations. In the event of a deterioration of WPS Resources' credit rating, many of these agreements allow the counterparty to demand additional assurance of payment. This provision could pertain to existing business, new business or both with the counterparty. The additional assurance requirements could be met with letters of credit, surety bonds, or cash deposits and would likely result in WPS Resources being required to maintain increased bank lines of credit or incur additional expenses, and could restrict the amount of business ESI can conduct.

ESI uses the NYMEX and over-the-counter financial markets to hedge its exposure to physical customer obligations. These hedges are closely correlated to the customer contracts, but price movements on the hedge contracts may require financial backing. Certain movements in price for contracts through the NYMEX exchange require posting of cash deposits equal to the market move. For the over-the-counter market, the underlying contract may allow the counterparty to require additional collateral to cover the net financial differential between the original contract price and the current forward market. Increased requirements related to market price changes usually only result in a temporary liquidity need that will unwind as the sales contracts are fulfilled.

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of WPS Resources, including its subsidiaries.

Contractual Obligations As of December 31, 2004 (Millions)		Payments Due By Period
	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years

Long-term debt principal and interest payments	$1,316.6	$ 58.9	$ 118.8	$269.7	$ 869.2
Operating leases	18.2	4.2	4.5	3.6	5.9
Commodity purchase obligations	3,600.4	2,243.7	696.6	212.6	447.5
Purchase orders	499.6	305.7	163.3	30.6	-
Capital contributions to equity method investment	175.3	56.2	97.5	21.6	-
Other	221.7	32.6	48.2	46.6	94.3
Total contractual cash obligations	$5,831.8	$2,701.3	$1,128.9	$584.7	$1,416.9

Long-term debt principal and interest payments represent bonds issued, notes issued, and loans made to WPS Resources and its subsidiaries. We record all principal obligations on the balance sheet.


Commodity purchase obligations represent mainly commodity purchase contracts of WPS Resources and its subsidiaries. Energy supply contracts at ESI included as part of commodity purchase obligations are generally entered into to meet obligations to deliver energy to customers. WPSC and UPPCO expect to recover the costs of their contracts in future customer rates. Purchase orders include obligations related to normal business operations and large construction obligations, including 100% of Weston 4 obligations even though we expect 30% of these costs to be paid by Dairyland Power Cooperative after certain conditions are met. Capital contributions to equity method investment include our commitment to fund a portion of the Wausau, Wisconsin, to Duluth, Minnesota, transmission line. Other mainly represents expected pension and post-retirement funding obligations.

Capital Requirements

WPSC makes large investments in capital assets. Net construction expenditures are expected to be approximately $1.2 billion in the aggregate for the 2005 through 2007 period (upon the closing of the sale of Kewaunee, expenditures would decrease approximately $73.8 million during this period). The largest of these expenditures is for the construction of Weston 4, in which WPSC is expected to incur costs of $432 million between 2005 through 2007, assuming 100% ownership in 2005, and 70% ownership in 2006 and 2007 after the expected purchase of a 30% interest in Weston 4 by Dairyland Power Cooperative.

As part of its regulated utility operations, on September 26, 2003, WPSC submitted an application for a Certificate of Public Convenience and Necessity to the PSCW seeking approval to construct Weston 4, a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. The facility is estimated to cost approximately $770 million (including the acquisition of coal trains). As of December 31, 2004, WPSC has incurred a total cost of $94.9 million related to this project. In addition, WPSC expects to incur additional construction costs through the date the plant goes into service of approximately $41 million to fund construction of the transmission facilities required to support Weston 4. ATC will reimburse WPSC for the construction costs of the interconnection and related carrying costs when Weston 4 becomes commercially operational which is expected to occur in June 2008.

On October 7, 2004, we received the final PSCW order granting authority to proceed with construction of Weston 4 contingent upon receipt of an air permit. The air permit was issued by the WDNR on October 19, 2004. We believe the air permit is one of the most stringent in the nation, which means that Weston 4 will be one of the cleanest plants of its kind in the United States. Construction began in October 2004, and on November 15, 2004, a petition was filed with the WDNR contesting the air permit issued. On December 2, 2004, the WDNR granted the petition and forwarded the matter to the Division of Hearings and Appeals. Construction continues and it is anticipated that the contested case hearing will be held in the second half of 2005.

Other significant anticipated expenditures during this three-year period (2005 to 2007) include:
  mercury and pollution control projects - $188 million
  corporate services infrastructures - $34 million
  jointly owned 500-megawatt base-load plant - $65 million
  nuclear fuel - $43 million

Other capital requirements for the three-year period include a potential contribution of $3.3 million to the Kewaunee decommissioning trust fund if the sale of Kewaunee is not completed.

On April 18, 2003, the PSCW approved WPSC's request to transfer its interest in the Wausau, Wisconsin, to Duluth, Minnesota, transmission line to the ATC. WPS Resources committed to fund 50% of total project costs incurred up to $198 million, and receive additional equity in ATC. WPS Resources may terminate funding if the project extends beyond January 1, 2010. On December 19, 2003, WPSC and


ATC received approval to continue the project at a new cost estimate of $420.3 million. The updated cost estimate reflects additional costs for the project resulting from time delays, added regulatory requirements, changes and additions to the project at the request of local governments, and ATC overhead costs. Completion of the line is expected in 2008. WPS Resources has the right, but not the obligation, to provide additional funding in excess of $198 million up to its portion of the revised cost estimate. For the period 2005 through 2008, we expect to make capital contributions of approximately $175 million for our portion of the Wausau to Duluth transmission line. Our commitment to fund this transmission line could decrease up to 50% if Minnesota Power exercises its option to fund a portion of the project.

WPS Resources expects to provide additional capital contributions to ATC of approximately $36 million for the period 2005 through 2007 for other projects.

UPPCO is expected to incur construction expenditures of about $47 million in the aggregate for the period 2005 through 2007, primarily for electric distribution improvements and repairs and safety measures at hydroelectric facilities.

Capital expenditures identified at PDI for 2005 through 2007 are expected to be approximately $7.4 million, primarily for fuel improvements and blade replacement at WPS Empire State.

Capital expenditures identified at ESI for 2005 through 2007 are expected to be approximately $7.0 million, largely due to the Advantage Energy acquisition and computer equipment related to business expansion and normal technology upgrades.

All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility, and economic trends. Other capital expenditures for WPS Resources and its subsidiaries for 2005 through 2007 could be significant depending on its success in pursuing development and acquisition opportunities. When appropriate, WPS Resources may seek nonrecourse financing for a portion of the cost of these acquisitions.

Capital Resources

As of December 31, 2004, both WPS Resources and WPSC were in compliance with all of the covenants under their lines of credit and other debt obligations.

For the period 2005 through 2007, WPS Resources plans to use internally generated funds net of forecasted dividend payments, cash proceeds from pending asset sales, and debt and equity financings to fund capital requirements. WPS Resources plans to maintain debt to equity ratios at appropriate levels to support current ratings and corporate growth. Management believes WPS Resources has adequate financial flexibility and resources to meet its future needs.

WPS Resources has the ability to issue up to an additional $176.9 million of debt or equity under its currently effective shelf registration statement. WPSC has the ability to issue up to an additional $375.0 million of debt under its currently effective shelf registration statements. The shelf registrations are subject to the ultimate terms and conditions to be determined prior to the actual issuance of specific securities.

WPS Resources and WPSC have 364-day credit line facilities for $400.0 million and $115.0 million, respectively. The credit lines are used to back 100% of WPS Resources' and WPSC's commercial paper borrowing programs and letters of credit for WPS Resources. As of December 31, 2004, there was a total of $141.7 million and $20.2 million available under WPS Resources' and WPSC's credit lines, respectively.


In 2003, WPS Resources announced the sale of Sunbury, and WPSC announced the sale of its portion of Kewaunee. We anticipate being able to complete the sale of Sunbury in 2005. See the Kewaunee paragraph below for a discussion on this potential sale. A portion of the proceeds related to the Sunbury sale may be used to pay the non-recourse debt related to the plant. A portion of the proceeds related to the Kewaunee sale will be used to retire debt at WPSC. The remainder of the proceeds from both the Sunbury and Kewaunee sales will be used by WPS Resources for investing activities and general corporate purposes of its subsidiaries, including reducing the amount of outstanding debt. For more information regarding the Sunbury and Kewaunee sales, see the discussion below.

Other Future Considerations

Sunbury

WPS Resources made capital contributions of $24.5 million to Sunbury in 2004 to compensate for the impact of lower capacity revenues, as well as adjustments to Sunbury's operating plan. These funds have been used to cover operating losses, make principal and interest payments, and purchase emission allowances. In 2004, WPS Resources' Board of Directors granted authorization to contribute up to $32.8 million of additional capital to Sunbury. Of that amount, $8.3 million remains available in 2005, as authorized by WPS Resources' Board of Directors.

On September 30, 2004, PDI received a letter of termination from Duquesne Power, L.P. related to the previously announced agreement to sell Sunbury to Duquesne for approximately $120 million. Duquesne issued its letter of termination following a determination by the Pennsylvania Public Utility Commission not to reconsider its earlier approved Provider of Last Resort plan, which Duquesne believed did not satisfy a closing condition in the agreement. PDI is continuing its efforts to sell Sunbury. The carrying value of Sunbury is about $117 million, and this project carries approximately $66 million of project-financed debt. Based upon consideration of all information available at this time, management determined that no adjustment to the carrying value of Sunbury was required in 2004. Although management cannot predict the precise timetable or ultimate outcome, PDI is progressing with the sale process, and anticipates being able to complete the sale of Sunbury in 2005.

Kewaunee

On November 7, 2003, WPSC entered into a definitive agreement to sell its 59% ownership interest in Kewaunee to a subsidiary of Dominion Resources, Inc. The other joint owner of Kewanee, Wisconsin Power and Light Company, also agreed to sell its 41% ownership interest in Kewaunee to Dominion. The transaction is subject to approvals from various regulatory agencies, of which all major approvals have been obtained, except for approval by the PSCW. The PSCW rejected the sale on November 19, 2004. However, WPSC, Wisconsin Power and Light Company, and Dominion Resources, Inc. offered a proposal addressing the PSCW's concerns in December 2004. In January 2005, the PSCW agreed to reconsider its decision on this transaction and we expect a decision to be rendered in March 2005.

WPSC estimates that its share of the cash proceeds from the sale will approximate $130 million, subject to various post-closing adjustments. The cash proceeds from the sale are expected to slightly exceed the carrying value of the WPSC assets being sold. In addition to the cash proceeds, WPSC will retain ownership of the assets contained in its non-qualified decommissioning trust, one of two funds that were established to cover the eventual decommissioning of Kewaunee. The net of tax fair value of the non-qualified decommissioning trust's assets at December 31, 2004, was $102.5 million. Dominion will assume responsibility for the eventual decommissioning of Kewaunee and will receive WPSC's qualified decommissioning trust assets that had a net of tax fair value of $242.0 million at December 31, 2004. WPSC has requested deferral of the gain or loss resulting from this transaction and related costs from the PSCW. Accordingly, the gain or loss on the sale of the plant assets and the related non-qualified decommissioning trust assets are expected to be returned to customers under future rate orders.

On February 20, 2005, Kewaunee was temporarily removed from service after a potential design weakness was identified in a backup cooling system. Plant engineering staff identified the concern and


the unit was shutdown in accordance with the plant license. A modification is being made to resolve the issue and it is anticipated that the unit will be back in service at 100% power by mid April. WPSC intends to file a request with the PSCW for recovery of incremental costs associated with fuel, purchased power, and operating and maintenance costs. WPSC and Dominion remain committed to the sale of Kewaunee.

Asset Management Strategy

WPS Resources is finalizing its sales strategy for the balance of its identified excess real estate holdings. This strategy is expected to provide for WPS Resources to meet its average annualized earnings per share goal.

Regulatory

For a discussion of regulatory considerations, see Note 22, Regulatory Environment, to WPS Resources' Notes to Consolidated Financial Statements.

American Jobs Creation Act of 2004

On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004 ("2004 Jobs Act"). The 2004 Jobs Act introduces a new deduction, the "United States production activities deduction." This domestic production provision allows as a deduction an amount equal to a specified percent of the lesser of the qualified production activities income of the taxpayer for the taxable year or taxable income for the taxable year. The deduction is phased in, providing a deduction of three percent of income through 2006, a six percent deduction through 2009, and a nine percent deduction after 2009. On December 21, 2004, the FASB issued final staff position ("FSP") 109-1, effective the same day, on accounting for the effects of the domestic production deduction provisions. The FSP  109-1 said the deduction should be accounted for as a special deduction rather than a tax rate reduction. The FSP  109-1 also said the special deduction should be considered by an enterprise in measuring deferred taxes when graduated tax rates are a significant factor and also in assessing if a valuation allowance is necessary. On December 8, 2004, the PSCW issued an order authorizing WPSC to defer of the revenue requirements impacts resulting from the 2004 Jobs Act. The Internal Revenue Service and Department of Treasury issued interim guidance on January 19, 2005, covering the implementation of the domestic production provision of the 2004 Jobs Act. WPS Resources is currently reviewing this guidance in order to quantify the tax impact of this deduction or identify all potential tax issues related to the 2004 Jobs Act. However, pursuant to regulatory treatment, WPS Resources expects any tax benefits derived from utility operations to be deferred and passed on to customers in future rates.

Section 29 Federal Tax Credits

The current rise in oil prices may result in a reduction or elimination of the Section 29 federal tax credits expected for future years. A phase out or elimination of the Section 29 federal tax credits would have no impact on the value of alternative minimum tax credits WPS Resources is carrying forward as a result of prior production of Section 29 federal tax credits. WPS Resources is assessing the impact of this issue on future operations and evaluating alternatives to potentially protect the ongoing economic benefits of the synthetic fuel facility.

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


The guarantees issued by WPS Resources include inter-company guarantees between parents and their subsidiaries, which are eliminated in consolidation, and guarantees of the subsidiaries' own performance. As such, these guarantees are excluded from the recognition, measurement, and disclosure requirements of FIN No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others."

At December 31, 2004, 2003, and 2002, outstanding guarantees totaled $977.9 million, $981.8 million, and $652.2 million, respectively, as follows:
WPS Resources' Outstanding Guarantees (Millions)	December 31, 2004	December 31, 2003	December 31, 2002
Guarantees of subsidiary debt	$ 27.2	$ 39.7	$ 38.8
Guarantees supporting commodity transactions of subsidiaries	863.9	874.4	584.3
Standby letters of credit	80.9	61.1	22.7
Surety bonds	0.6	1.1	6.4
Other guarantee	5.3	5.5	-
Total guarantees	$977.9	$981.8	$652.2

WPS Resources' Outstanding Guarantees (Millions) Commitments Expiring	Total Amounts Committed At December 31, 2004	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years

Guarantees of subsidiary debt	$ 27.2	$ -	$ -	$ -	$ 27.2
Guarantees supporting commodity transactions of subsidiaries	863.9	812.6	22.4	12.9	16.0
Standby letters of credit	80.9	68.0	12.9	-	-
Surety bonds	0.6	0.6	-	-	-
Other guarantee	5.3	-	-	-	5.3
Total guarantees	$977.9	$881.2	$35.3	$12.9	$48.5

At December 31, 2004, WPS Resources had outstanding $27.2 million in corporate guarantees supporting indebtedness. Of that total, $27.0 million supports outstanding debt at one of PDI's subsidiaries. The underlying debt related to these guarantees is reflected on the consolidated balance sheet.

WPS Resources' Board of Directors has authorized management to issue corporate guarantees in the aggregate amount of up to $1.2 billion to support the business operations of ESI. WPS Resources primarily issues the guarantees to counterparties in the wholesale electric and natural gas marketplace to provide counterparties the assurance that ESI will perform on its obligations and permit ESI to operate within these markets. The amount of guarantees actually issued by WPS Resources to support the business operations at ESI at December 31, 2004, was $817.7 million, and this is reflected in the table above. These guarantees reflect the amount of outstanding business ESI could have with the counterparties holding the guarantees at any point in time. At December 31, 2004, the actual amount of ESI's obligations to counterparties supported by WPS Resources' parental guarantees was $132.6 million.

At December 31, 2004, WPS Resources had issued $38.3 million in corporate guarantees to support the business operation of PDI, which are reflected in the above table. WPS Resources issues the guarantees for indemnification obligations related to business purchase agreements and counterparties in


the wholesale electric marketplace to meet their credit requirements and permit PDI to operate within these markets. The amount supported is dependent on the amount of the outstanding obligations that PDI has with the parties holding the guarantees at any point in time. At December 31, 2004, the amount of PDI's obligations supported by WPS Resources' parental guarantees was $4.7 million. In February 2004, WPS Resources' Board of Directors authorized management to issue corporate guarantees in the aggregate amount of up to $30.0 million to support business operations at PDI in addition to guarantees that receive specific WPS Resources Board authorization.

Another $7.9 million of corporate guarantees support energy and transmission supply at UPPCO and are not reflected on WPS Resources' consolidated balance sheet. In February 2004, WPS Resources' Board of Directors authorized management to issue corporate guarantees in the aggregate amount of up to $15.0 million to support the business operations of UPPCO. Corporate guarantees issued in the future under the Board authorized limit may or may not be reflected on WPS Resources' consolidated balance sheet, depending on the nature of the guarantee.

At WPS Resources' request, financial institutions have issued $80.9 million in standby letters of credit for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will request payment from WPS Resources. Any amounts owed by our subsidiaries are reflected in the consolidated balance sheet.

At December 31, 2004, WPS Resources furnished $0.6 million of surety bonds for various reasons including worker compensation coverage and obtaining various licenses, permits, and rights-of-way. Liabilities incurred as a result of activities covered by surety bonds are included in the consolidated balance sheet.

The other guarantee of $5.3 million listed on the above table was issued by WPSC to indemnify a third party for exposures related to the construction of utility assets. This amount is not reflected on the consolidated balance sheet.

WPS Resources guarantees the potential retrospective premiums that could be addressed under WPS Resources' nuclear insurance program.

See Note 23, "Variable Interest Entities," to WPS Resources' Notes to the Consolidated Financial Statements for information on the implementation of Interpretation No. 46R. Interpretation No. 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties.


MARKET PRICE RISK MANAGEMENT ACTIVITIES - WPS RESOURCES

Market price risk management activities include the electric and natural gas marketing and related risk management activities of ESI. ESI's marketing and trading operations manage power and natural gas procurement as an integrated portfolio with its retail and wholesale sales commitments. Derivative instruments are utilized in these operations. ESI measures the fair value of derivative instruments (including NYMEX exchange and over-the-counter contracts, natural gas options, natural gas and electric power physical fixed price contracts, basis contracts, and related financial instruments) on a mark-to-market basis. The fair value of derivatives is shown as "assets or liabilities from risk management activities" in the consolidated balance sheets.

The offsetting entry to assets or liabilities from risk management activities is to other comprehensive income or earnings, depending on the use of the derivative, how it is designated, and if it qualifies for hedge accounting. The fair values of derivative instruments are adjusted each reporting period using various market sources and risk management systems. The primary input for natural gas pricing is the settled forward price curve of the NYMEX exchange, which includes contracts and options. Basis pricing is derived from published indices and documented broker quotes. ESI bases electric prices on published indices and documented broker quotes. The following table provides an assessment of the factors impacting the change in the net value of ESI's assets and liabilities from risk management activities for the 12 months ended December 31, 2004.
ESI Mark-to-Market Roll Forward (Millions)	Natural Gas	Electric	Total

Fair value of contracts at January 1, 2004	$13.3	$ 6.3	$19.6
Less - contracts realized or settled during period	10.9	(2.0)	8.9
Plus - changes in fair value of contracts in existence at December 31, 2004	29.2	5.4	34.6
Fair value of contracts at December 31, 2004	$31.6	$13.7	$45.3

The fair value of contracts at January 1, 2004, and December 31, 2004, reflects the values reported on the balance sheet for net mark-to-market current and long-term risk management assets and liabilities as of those dates. Contracts realized or settled during the period includes the value of contracts in existence at January 1, 2004, that were no longer included in the net mark-to-market assets as of December 31, 2004, along with the amortization of those derivatives later designated as normal purchases and sales under SFAS No. 133. Changes in fair value of existing contracts include unrealized gains and losses on contracts that existed at January 1, 2004, and contracts that were entered into subsequent to January 1, 2004, which are included in ESI's portfolio at December 31, 2004. There were, in many cases, offsetting positions entered into and settled during the period resulting in gains or losses being realized during the current period. The realized gains or losses from these offsetting positions are not reflected in the table above.

Market quotes are more readily available for short duration contracts. The table below shows the sources of fair value and maturity of ESI's risk management instruments.
ESI Risk Management Contract Aging at Fair Value As of December 31, 2004
Source of Fair Value (Millions)	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity in Excess of 5 Years	Total Fair Value
Prices actively quoted	$27.4	$1.8	-	-	$29.2
Prices provided by external sources	8.1	5.1	-	-	13.2
Prices based on models and other valuation methods	2.8	0.1	-	-	2.9
Total fair value	$38.3	$7.0	-	-	$45.3


We derive the pricing for most contracts in the above table from active quotes or external sources. "Prices actively quoted" includes NYMEX contracts and basis swaps. "Prices provided by external sources" includes electric and natural gas contract positions for which pricing information is obtained primarily through broker quotes. "Prices based on models and other valuation methods" includes electric contracts for which reliable external pricing information does not exist.

ESI, as a result of PDI's ownership of generating assets in New York, has acquired transmission congestion contracts, which are financial contracts, that hedge price risk between zones within the New York Independent System Operator. The contracts were marked to fair value using a combination of modeled forward prices and market quotes. The fair market value of the contracts at December 31, 2004, was $0.7 million.

ESI employs a variety of physical and financial instruments offered in the marketplace to limit risk exposure associated with fluctuating commodity prices and volumes, enhance value, and minimize cash flow volatility. However, the application of hedge accounting rules causes ESI to experience earnings volatility associated with electric and natural gas operations. While risks associated with power generating capacity and power sales are economically hedged, certain transactions do not meet the definition of a derivative or qualify for hedge accounting under generally accepted accounting principles. Consequently, gains and losses from the generating capacity do not always match with the related physical and financial hedging instruments in some reporting periods. The result can cause volatility in ESI's reported period-by-period earnings; however, the financial impact of this timing difference will reverse at the time of physical delivery and/or settlement of the hedge transaction. The accounting treatment does not impact the underlying cash flows or economics of these transactions. At December 31, 2004, the unrealized mark-to-market gains were $5.4 million for ESI's electric operations and related hedges that did not qualify for cash flow hedge treatment under SFAS No. 133. See Results of Operations - Overview of Nonregulated Operations - ESI's Segment Operations for information regarding earnings volatility associated with the natural gas storage cycle.

CRITICAL ACCOUNTING POLICIES - WPS RESOURCES

We have identified the following accounting policies to be critical to the understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. WPS Resources' management has discussed these critical accounting policies with the Audit Committee of the Board of Directors.

Risk Management Activities

WPS Resources has entered into contracts that are accounted for as derivatives under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. At December 31, 2004, those derivatives not designated as hedges are primarily commodity contracts to manage price risk associated with wholesale and retail natural gas purchase and sale activities and electric energy contracts. Management's expectations and intentions are key factors in determining the appropriate accounting for a derivative transaction, and as a result, such expectations and intentions are documented. Cash flow hedge accounting treatment may be used when WPS Resources contracts to buy or sell a commodity at a fixed price for future delivery corresponding with anticipated physical sales or purchases. Fair value hedge accounting may be used when WPS Resources holds firm commitments and enters into transactions that hedge the risk that the price of a commodity may change between the contract's inception and the physical delivery date of the commodity. To the extent that the fair value of a hedge instrument is fully effective in offsetting the transaction being hedged, there is no impact on income available for common shareholders prior to settlement of the hedge. In addition, WPS Resources may apply the normal purchases and sales exemption, provided by SFAS No. 133, as amended, to certain contracts. The normal purchases and sales exception provides that no recognition of the contract's fair value in the consolidated financial statements is required until the settlement of the contract.

Derivative contracts that are determined to fall within the scope of SFAS No. 133, as amended, are recorded at fair value on the Consolidated Balance Sheet of WPS Resources. Changes in fair value,


except those related to derivative instruments designated as cash flow hedges, are generally included in the determination of income available for common shareholders at each financial reporting date until the contracts are ultimately settled. When available, quoted market prices are used to record a contract's fair value. If no active trading market exists for a commodity or for a contract's duration, fair value is estimated through the use of internally developed valuation techniques or models. Such estimates require significant judgment as to assumptions and valuation methodologies deemed appropriate by WPS Resources' management. As a component of the fair value determination, WPS Resources maintains reserves to account for the estimated direct costs of servicing and holding certain of its contracts based upon administrative costs, credit/counterparty risk, and servicing margin with both fixed and variable components. The effect of changing the underlying servicing and credit/counterparty risk assumptions is as follows:

Change in Assumption (Millions)	Effect to Operating Reserve at December 31, 2004
100% increase	$ 11.4
50% decrease	$(5.7)

These potential changes to the operating reserve would be shown as part of the Nonregulated cost of fuel, gas and purchased power on the Consolidated Statements of Income and current and long-term Assets/Liabilities from risk management activities on the Consolidated Balance Sheets.

Asset Impairment

WPS Resources annually reviews its assets for impairment. SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," and SFAS No. 142, "Goodwill and Other Intangible Assets," form the basis for these analyses.

The review for impairment of tangible assets is more critical to PDI than to our other segments because of its significant investment in property, plant, and equipment and lack of access to regulatory relief that is available to our regulated segments. At December 31, 2004, the carrying value of PDI's property, plant, and equipment totaled $138.1 million, excluding assets held for sale, which totaled $73.9 million. We believe that the accounting estimate related to asset impairment of power plants is a "critical accounting estimate" because: (1) the estimate is susceptible to change from period to period because it requires management to make assumptions about future market sales pricing, production costs, capital expenditures and generation volumes and (2) the impact of recognizing an impairment could be material to our financial position or results of operations. Management's assumptions about future market sales prices and generation volumes require significant judgment because actual market sales prices and generation volumes have fluctuated in the past as a result of changing fuel costs, environmental changes, and required plant maintenance and are expected to continue to do so in the future.

The primary estimates used at PDI in the impairment analysis are future revenue streams and operating costs. A combination of input from both internal and external sources is used to project revenue streams. PDI's operations group forecasts future operating costs with input from external sources for fuel costs and forward energy prices. These estimates are modeled over the projected remaining life of the power plants using the methodology defined in SFAS No. 144. PDI evaluates property, plant, and equipment for impairment whenever indicators of impairment exist. These indicators include a significant underperformance of the assets relative to historical or projected future operating results, a significant change in the use of the assets or business strategy related to such assets, and significant negative industry or economic trends. SFAS No. 144 requires that if the sum of the undiscounted expected future cash flows from a company's asset is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. For assets held for sale, impairment charges are recorded if the carrying value of such assets exceeds the estimated fair value less costs to sell. The amount of impairment recognized is calculated by reducing the carrying value of the asset to its fair value.

Throughout 2004, PDI tested its power plants for impairment whenever events or changes in circumstances indicated that their carrying amount may not be recoverable. No impairment charges were


recorded in 2004 as a result of these recoverability tests. Results of past impairment tests may not necessarily be an indicator of future tests given the criticality of the accounting estimates involved, as discussed more fully above. Changes in actual results or assumptions could result in an impairment.

WPSC recorded goodwill of $36.4 million in its gas utility segment following the merger of Wisconsin Fuel and Light into WPSC in 2001. The goodwill is tested for impairment yearly based on the guidance of SFAS No. 142. The test for impairment includes assumptions about future profitability of the gas utility segment and the correlation between our gas utility segment and published projections for other similar gas utility segments. A significant change in the natural gas utility market and/or our projections of future profitability could result in a loss being recorded on the income statement related to a decrease in the goodwill asset as a result of the impairment test.

Receivables and Reserves

Our regulated natural gas and electric utilities and ESI accrue estimated amounts of revenue for services rendered but not yet billed.  Estimated unbilled sales are calculated using actual generation and throughput volumes, recorded sales, and weather factors. The estimated unbilled sales are assigned different rates based on historical customer class allocations. At December 31, 2004, 2003, and 2002, the amount of unbilled revenues was $113.2 million, $90.0 million, and $105.9 million, respectively. Any difference between actual sales and the estimates or weather factors would cause a change in the estimated revenue.

WPS Resources records reserves for potential uncollectible customer accounts as an expense on the income statement and an uncollectible reserve on the balance sheet. WPSC records a regulatory asset to offset its uncollectible reserve. Because the nonregulated energy marketing business involves higher credit risk, the reserve is more critical to ESI than to our other segments. At ESI, the reserve is based on historical uncollectible experience and specific customer identification where practical. If the assumption that historical uncollectible experience matches current customer default is incorrect, or if a specific customer with a large account receivable that has not previously been identified as a risk defaults, there could be significant changes to the expense and uncollectible reserve balance.

Pension and Postretirement Benefits

The costs of providing non-contributory defined benefit pension benefits and other postretirement benefits, described in Note 18 to the Consolidated Financial Statements, are dependent upon numerous factors resulting from actual plan experience and assumptions regarding future experience.

Pension costs and other postretirement benefit costs are impacted by actual employee demographics (including age, compensation levels, and employment periods), the level of contributions we make to the plan, and earnings on plan assets. Other postretirement benefit costs are also impacted by health care cost trends. Pension and other postretirement benefit costs may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, discount rates used in determining the projected benefit and other postretirement benefit obligation and pension and other postretirement benefit costs, and health care cost trends. Changes made to the plan provisions may also impact current and future pension and other postretirement benefit costs.

WPS Resources' pension plan assets and other postretirement benefit plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods. Management believes that such changes in costs would be recovered at our regulated segments through the ratemaking process.

The following chart shows how a given change in certain actuarial assumptions would impact the projected benefit obligation, the net amount recognized on the balance sheet, and the reported annual pension cost on the income statement as they relate to all of our defined benefit pension plans. Each factor below reflects an evaluation of the change based on a change in that assumption only.


Actuarial Assumption (Millions, except percentages)	Percent Change in Assumption	Impact on Projected Benefit Obligation	Impact on Net Amount Recognized	Impact on Pension Cost
Discount rate	(0.5)	$ 44.2	$(3.7)	$ 3.7
Discount rate	0.5	(41.6)	3.7	(3.7)
Rate of return on plan assets	(0.5)	N/A	(2.6)	2.6
Rate of return on plan assets	0.5	N/A	2.6	(2.6)

The following chart shows how a given change in certain actuarial assumptions would impact the projected other postretirement benefit obligation, the reported other postretirement benefit liability on the balance sheet, and the reported annual other postretirement benefit cost on the income statement. Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percent Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on Postretirement Benefit Liability	Impact on Postretirement Benefit Cost
Discount rate	(0.5)	$23.8	$(1.9)	$ 1.9
Discount rate	0.5	(20.5)	1.6	(1.6)
Health care cost trend rate	(1.0)	(34.7)	4.8	(4.8)
Health care cost trend rate	1.0	42.0	(5.2)	5.2
Rate of return on plan assets	(0.5)	N/A	(0.7)	0.7
Rate of return on plan assets	0.5	N/A	0.7	(0.7)

In selecting an assumed discount rate, we consider long-term Corporate Aa rated bond yield rates. To select an assumed rate of return on plan assets, we consider the historical returns and the future expectations for returns for each asset class, as well as the target allocation of the benefit trust portfolios. In selecting assumed health care cost trend rates, we consider past performance and forecasts of health care costs.

Regulatory Accounting

The electric and gas utility segments of WPS Resources follow SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," and our financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating these segments. We defer certain items that would otherwise be immediately recognized as expenses and revenues because our regulators have authorized deferral as regulatory assets and regulatory liabilities for future recovery or refund to customers. Future recovery of regulatory assets is not assured, but is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness. Management regularly assesses whether these regulatory assets and liabilities are probable of future recovery or refund by considering factors such as regulatory environment changes and the status of any pending or potential deregulation legislation. Once approved, we amortize the regulatory assets and liabilities into income over the rate recovery period. If recovery of costs is not approved or is no longer deemed probable, these regulatory assets or liabilities are recognized in current period income.

If our electric and gas utility segments no longer meet the criteria for application of SFAS No. 71, we would discontinue its application as defined under SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of SFAS No. 71." Assets and liabilities recognized solely due to the actions of rate regulation would no longer be recognized on the balance sheet and would be classified as an extraordinary item in income for the period in which the discontinuation occurred. A write-off of all WPS Resources' regulatory assets and regulatory liabilities at December 31, 2004, would result in a 3.6% decrease in total assets, an 8.7% decrease in total liabilities, and a 68.4% increase in income before taxes.


Tax Provision

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes for each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance, which is offset by an expense within the tax provisions in the income statement.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. The assumptions involved are supported by historical data and reasonable projections. Significant changes in these assumptions could have a material impact on WPS Resources' financial condition and results of operations.

RELATED PARTY TRANSACTIONS - WPS RESOURCES

WPS Resources has investments in related parties that are accounted for under the equity method of accounting. These include WPS Investments, LLC's (a consolidated subsidiary of WPS Resources) investments in ATC and Guardian Pipeline; WPSC's investment in Wisconsin River Power Company; and WPS Nuclear Corporation's (a consolidated subsidiary of WPS Resources) investment in Nuclear Management Company. WPS Resources also had an investment in WPSR Capital Trust I, which was dissolved January 8, 2004. See Note 10 of WPS Resources' Notes to the Consolidated Financial Statements, "Investments in Affiliates, at Equity Method," for information regarding related party transactions involving ATC, Guardian Pipeline, and Nuclear Management Company. Note 24, "Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Preferred Stock Trust," contains information regarding WPSR Capital Trust I.

TRENDS - WPS RESOURCES

Environmental

See Note 17, "Commitments and Contingencies," to the WPS Resources' Notes to Consolidated Financial Statements for a detailed discussion of WPS Resources' environmental commitments and contingencies.

Energy and Capacity Prices

Prices for electric energy and capacity have been extremely volatile over the past three years. WPS Resources' nonregulated entities are impacted by this volatility, which has been driven by the exit of many of the largest speculative traders, equilibrium between natural gas supply and demand, changes in the economy, and significant overbuilding of generation capacity.

Although electric energy prices are currently high due to increased natural gas prices, we expect that electric capacity prices will continue to be depressed for several years. Pressure on capacity prices will continue until existing reserve margins are depleted either by load growth or capacity retirements. PDI has been negatively impacted by the depressed capacity prices and volatile energy prices discussed above, and as a result we have taken certain steps to reduce our exposure to the merchant marketplace.

In 2004, PDI entered into tolling agreements with ESI to market electric production from its facilities and to manage natural gas costs for its gas-fired generation facilities. ESI is utilizing various financial tools, including forwards and options, to limit exposure and extract additional value from volatile commodity prices. PDI continues to manage costs of fuel for its coal-fired facilities.


Synthetic Fuel Operation

See Note 17, "Commitments and Contingencies," for a detailed discussion of WPS Resources' synthetic fuel production facility.

Industry Restructuring

The Ohio Legislature passed a Senate Bill in May 1999 instituting market-based rates, competitive retail electric services and establishing a market development period that began January 1, 2001, and was to end no later than December 31, 2005. This bill required Ohio electric distribution companies to file electric transition plans, including the collection of transition costs and freezing generation rates at a 5% discount during the course of the market development period. At the end of the market development period, rates would be set at a market-based price. However, the Public Utilities Commission of Ohio, recognizing the competitive electric market has not developed as envisioned and fearing rate shock at the end of the market development period, requested the Ohio electric distribution utilities to file rate stabilization plans covering the 2006-2008 time period. The 2006-2008 rate stabilization plans are expected to provide rate certainty, financial stability for the electric distribution utilities, and to further develop the competitive market.

Since 2001, ESI has been the supplier to approximately 100,000 residential, small commercial, and government facilities in the FirstEnergy service areas under the State of Ohio provisions for Opt-out Electric Aggregation Programs. On June 9, 2004, the Public Utilities Commission of Ohio ordered a competitive bid auction be developed and conducted and approved a modified version of the rate stabilization plan submitted by FirstEnergy. The FirstEnergy Rate Stabilization Plan would establish electric rates consumers would pay beginning in 2006 if the auction does not produce better benefits.

ESI participated as an intervener in the FirstEnergy Rate Stabilization Plan and competitive bid process cases in an effort to preserve the competitive electric business established in the FirstEnergy service areas in the 2006-2008 time period. ESI filed comments requesting modifications to the competitive bid process to allow for fair competition. In October 2004, the Public Utilities Commission of Ohio issued orders directing FirstEnergy to modify the competitive bid process based on filed comments and direction from independent consultants and scheduled the auction for December 8, 2004.

The competitive bid process was conducted on December 8, 2004, concluding the same day. On December 9, 2004, the Public Utility Commission of Ohio rejected the auction price citing the clearing price of 5.45 cents per kilowatt-hour was inadequate in comparison to the FirstEnergy Rate Stabilization Plan. While the details of the rate comparison and auction results have not been made public; the Public Utility Commission of Ohio requested stakeholder comments relative to what information to maintain as confidential and for what period of time. The Public Utility Commission of Ohio intends to conduct a similar auction next year, believing the economy of the power market will improve, increasing the probability of an acceptable auction clearing price.

Given the auction results, the FirstEnergy Rate Stabilization Plan will be implemented. ESI participated in recent case developments relative to the price to be paid by customers who return from competitive supply to default service during the Rate Stabilization Plan period. Continued service by ESI beyond December 31, 2005, to customers of the existing aggregation programs will be dependent on the ability of the communities to comply with the FirstEnergy Rate Stabilization Plan requirements imposed on governmental aggregation programs and improved market power prices.

Meanwhile, on September 23, 2004, an Ohio House Bill was introduced, proposing change to the electric restructuring law. The bill proposes to give the Public Utilities Commission of Ohio explicit authority to implement rate stabilization plans, where it has been determined that there is insufficient development of the generation market or lack of effective competition in an electric utility's service area and ensuring against any undue competitive disadvantage between Ohio and regional customers of an electric utility of its affiliates. Recent news releases indicate an increased momentum in the Ohio General Assembly for legislation that would make major changes to Senate Bill 3 in 2005.


On July 1, 2004, Senate Bills 1331-1336 were introduced in Michigan to amend legislation enacted in June 2000, which initially established a competitive supply alternative for customers in the state's electricity market. On October 6, 2004, Senate Bill S-1 was introduced as a substitute for Senate Bill 1331. As the Michigan legislature closed out 2004 with this package of bills not being voted out of the Senate Energy and Technology Committee, they must be reintroduced and sponsored again, if they are to be addressed in 2005. It is our expectation that such a move will be initiated early in 2005.

Under current legislation, Michigan's regulated utilities were able to securitize overrun costs associated with large generation assets and the MPSC was provided the authority to administer the Electric Choice program to ensure the interests of all stakeholders were met. Under the current Electric Choice program, ESI, through its subsidiary Quest Energy, LLC, has established itself as a significant supplier to the industrial and commercial markets, achieving contract demand levels of approximately 900 megawatts, and annual sales volumes of 3.6 million megawatt-hours. The initial Senate bills contained provisions that would have substantially harmed the Electric Choice market and returned Michigan to a model of the regulated supply monopoly. If similar legislation is proposed and passed in 2005, it could diminish the benefits of competitive supply for Michigan business customers. The impact on ESI could range from maintaining Michigan business with little or no growth, to an inability to re-contract any business, leading to a possible decision by ESI to exit Michigan's electric market and redirect resources to more vibrant markets. It is not unreasonable to expect changes that will have some level of negative impact on ESI, but it would be unlikely that Michigan customers will lose all of the benefits of competition and revert back to a fully regulated monopoly supply. ESI is actively participating in the legislative and regulatory process in order to protect its interests in Michigan.

WPSC, UPPCO, and ESI are members of the Midwest Independent System Operator (ISO), which is in the process of restructuring the bulk electric power market across its footprint. The implementation of market restructuring by the Midwest ISO is currently expected to occur April 1, 2005. Such restructuring could have an impact on the costs associated with serving utility customers' energy requirements; however, given the anticipated regulatory treatment of any potential cost differences, WPSC does not currently expect the ultimate outcome will have a material impact on its results of operations or financial condition. WPSC, UPPCO, and ESI are working closely with the Midwest ISO and the FERC to ensure that there is a smooth transition to the new market in order to minimize any impact on them and their customers. ESI currently participates in markets that have gone through comparable transitions. We believe this past experience has prepared ESI for the Midwest ISO transition and positions ESI to manage the risk and pursue the opportunities that will exist.

Seams Elimination Charge Adjustment

ESI has identified an issue that could create financial exposure through March 2006. Through a series of orders issued by FERC, Regional Through and Out Rates for transmission service between the Midwest ISO and the PJM Interconnection have been eliminated effective December 1, 2004. The FERC ordered a transitional pricing mechanism called the Seams Elimination Charge Adjustment (SECA) to be put into place on December 1, 2004, through March 31, 2006, which would be paid by load serving entities. The purpose of the SECA is to compensate transmission owners (during the 16-month transition period) for the revenue they would no longer receive due to the elimination of the Regional Through and Out Rates. Because ESI is a load serving entity, it will be billed for SECA charges based on its power imports during 2002 and 2003. Although actual SECA charges have only been calculated for the first 4 months of the 16-month period, total exposure for the 16-month transitional period is estimated to be approximately $13 million for Michigan and $2 million for Ohio.

On February 10, 2005, FERC issued an order accepting compliance filings implementing the SECA effective December 1, 2004, subject to refund and surcharge, as appropriate, and setting the case in its entirety for a formal hearing. It is anticipated that the case could take a year or more to reach a final decision. In addition, matters related to the justness and reasonableness and other legal challenges to the SECA itself remain pending before FERC on rehearing. It is not known when FERC will issue an order on these requests for rehearing. It appears that ESI will be required to pay the SECA charges


during this process, subject to refund. ESI has actively participated in the SECA case since its beginning and believes its position has strong merits. The application and legality of the SECA is being challenged by many other load serving entities and ESI will continue to pursue all avenues to appeal and/or reduce the SECA obligations. In the interim, the exposure will be managed through customer charges and other available avenues, where feasible. Through existing contracts, ESI has the ability to pass SECA charges on to customers. However, doing so may hinder ESI's competitiveness in the marketplace.

New Accounting Pronouncements

See Note 1(v), "New Accounting Pronouncements," for a detailed discussion of new accounting pronouncements.

IMPACT OF INFLATION - WPS RESOURCES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and report operating results in terms of historic cost. The statements provide a reasonable, objective, and quantifiable statement of financial results; but they do not evaluate the impact of inflation. Under rate treatment prescribed by utility regulatory commissions, WPSC's and UPPCO's projected operating costs are recoverable in revenues. Because rate forecasting assumes inflation, most of the inflationary effects on normal operating costs are recoverable in rates. However, in these forecasts, WPSC and UPPCO are only allowed to recover the historic cost of plant via depreciation. Our nonregulated businesses include inflation in forecasted costs. However, any increase from inflation is offset with projected business growth. Therefore, the estimated effect of inflation on our nonregulated businesses is minor.


RESULTS OF OPERATIONS - WISCONSIN PUBLIC SERVICE

WPSC is a regulated electric and natural gas utility as well as a holding company exempt from the Public Utility Holding Company Act of 1935. Electric operations accounted for approximately 66% of revenues in 2004, while natural gas operations contributed 34% to 2004 revenues.

2004 Compared with 2003

Wisconsin Public Service Overview

WPSC's results of operations for the years ended December 31 are shown in the following table:
Wisconsin Public Service's Results (Millions)	2004	2003	Change

Operating revenues	$1,222.1	$1,129.1	8.2%
Earnings on common stock	$104.8	$78.9	32.8%

Approved retail and wholesale electric rate increases drove a $76.3 million increase in WPSC's electric revenue. The $16.7 million increase in WPSC's natural gas revenue was driven by an increase in the per-unit cost of natural gas and an authorized retail natural gas rate increase, partially offset by a 6.2% decrease in natural gas throughput volumes resulting from unfavorable weather conditions.

WPSC's earnings on common stock were $104.8 million for the year ended December 31, 2004, compared with $78.9 million for the same period in 2003. As discussed in more detail below, the following factors impacted earnings for the year ended December 31, 2004, compared to the same period in 2003.
  Approved rate increases (including the impact of timely retail electric rate relief in 2004, compared to the delay in receiving retail electric rate relief in 2003) favorably impacted the electric margin.
  An approved retail natural gas rate increase favorably impacted the natural gas margin at WPSC, but a decrease in natural gas throughput volumes partially offset the favorable impact of this rate increase.
  Land sales, land donations, and higher earnings from equity investments favorably impacted earnings.
  Higher operating and maintenance expense negatively impacted earnings.

Electric Utility Operations
Electric Utility Results (Millions)	2004	2003	Change

Revenues	$801.2	$724.9	10.5%
Fuel and purchased power	249.0	225.0	10.7%
Margins	$552.2	$499.9	10.5%

Sales in kilowatt-hours	13,493.4	13,411.4	0.6%

Electric utility revenue increased $76.3 million, or 10.5%, for the year ended December 31, 2004, compared to the same period in 2003. Electric utility revenue increased largely due to authorized retail and wholesale electric rate increases for WPSC's Wisconsin and Michigan customers (see discussion within Results of Operations - WPS Resources) to recover higher fuel and purchased power costs, increased operating expenses, and expenditures incurred for infrastructure improvements. Electric utility


sales volumes were also slightly higher in 2004, increasing 0.6% over 2003 sales volumes. A 1.5% increase in sales volumes to commercial and industrial customers was partially offset by a 1.2% decrease in sales volumes to residential customers. Higher sales volumes to our commercial and industrial customers reflect an improving economy and growth within our service area, while the decrease in sales volumes to residential customers reflects weather that was 6.6% cooler during the 2004 cooling season, compared to 2003.

WPSC's electric margin increased $52.3 million, or 10.5%, for the year ended December 31, 2004, compared to 2003. The increase in WPSC's electric margin is primarily related to the retail and wholesale electric rate increases, partially offset by a $20.4 million increase in purchased power costs. The quantity of power purchased in 2004 increased 9.3% over 2003 purchases and purchased power costs were 17.4% higher (on a per-unit basis) in 2004, compared to 2003. The PSCW allows WPSC to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs are in excess of plus or minus 2% from approved levels. In response to a request for additional fuel cost recovery filed early in 2004, WPSC was allowed to recover $3.2 million of its increased fuel and purchased power costs during 2004. The PSCW also allowed WPSC to defer $5.4 million of unanticipated fuel and purchased power costs directly associated with the extension of the Kewaunee refueling outage in the fourth quarter of 2004. The Kewaunee outage was extended three weeks due primarily to difficulties encountered with lifting equipment related to the reactor vessel and procedures to perform the lifts. It is anticipated that these costs will be recovered in 2006, pending final approval.

WPSC's electric earnings increased $12.2 million, or 22.8%, for the year ended December 31, 2004, compared to 2003. The increased earnings were largely driven by the higher margin (including the effect of timely retail electric rate relief in 2004 compared to a delay in receiving retail electric rate relief in 2003), partially offset by higher operating and maintenance expenses.

Gas Utility Operations
Gas Utility Results (Millions)	2004	2003	Change

Revenues	$420.9	$404.2	4.1%
Purchase costs	301.9	291.0	3.7%
Margins	$119.0	$113.2	5.1%

Throughput in therms	801.3	854.5	(6.2%)

Gas utility revenue increased $16.7 million, or 4.1%, for the year ended December 31, 2004, compared to 2003. Higher revenue was driven by an authorized rate increase and an increase in the per-unit cost of natural gas, partially offset by an overall 6.2% decrease in natural gas throughput volumes. Natural gas prices increased 14.2% per unit in 2004. Higher natural gas prices reflect higher marketplace natural gas costs in 2004. The PSCW and the MPSC allow WPSC to pass changes in the total cost of natural gas on to customers. As a result, changes in the price of the natural gas commodity do not have a direct impact on WPSC's margin. The decrease in natural gas throughput volumes was driven by weather that was 4.3% warmer during the heating season for the year ended December 31, 2004, compared to 2003.

The natural gas utility margin increased $5.8 million, or 5.1%, for the year ended December 31, 2004, compared to 2003. The higher natural gas utility margin is largely due to the authorized rate increase mentioned above. The ability of WPSC to realize the full benefit of an authorized rate increase is dependent upon normal throughput volumes; therefore, the decrease in natural gas throughput volumes negatively impacted WPSC's ability to benefit from the full amount of the rate increase.

The higher margin drove a $1.6 million, or 10.2%, increase in gas utility earnings for the year ended December 31, 2004.


Operating Expenses
Operating Expenses (Millions)	2004	2003	Change
Operating and maintenance expense	$386.0	$355.1	8.7%
Depreciation and decommissioning expense	91.0	122.9	(26.0%)

Operating and maintenance expense

Operating and maintenance expenses at WPSC increased $30.9 million, or 8.7%, for the year ended December 31, 2004, compared to 2003. Electric transmission and distribution costs were up $13.5 million due primarily to an increase in transmission rates. Pension and postretirement medical costs incurred at WPSC increased $8.9 million. Additionally, $6.8 million of the increase was driven by amortization of costs incurred in conjunction with the implementation of the automated meter reading system and the purchase of the De Pere Energy Center (previously deferred as regulatory assets). Maintenance expenses at WPSC's coal-fired generation facilities were $4.2 million higher in 2004, compared to 2003, driven by an extension of the annual planned outage at the Pulliam 6 generation facility in 2004. Higher payroll and other benefit costs also contributed to the increase in operating and maintenance expenses. The fall refueling outage at Kewaunee did not significantly impact the year-over-year change in operating and maintenance expenses as there was also a refueling outage at Kewaunee in the spring of 2003, and the PSCW approved the deferral of incremental operating and maintenance expenses that were incurred as a direct result of the refueling outage extension ($1.8 million of operating and maintenance expenses were deferred in the fourth quarter of 2004 and collection is anticipated in 2006, pending approval by the PSCW).

Depreciation and decommissioning expense

Depreciation and decommissioning expense decreased $31.9 million, or 26.0%, for the year ended December 31, 2004, compared to 2003, due primarily to a decrease of $35.9 million resulting from lower realized gains on decommissioning trust assets and because the decommissioning trust was not funded in 2004 in anticipation of selling Kewaunee. Realized gains on decommissioning trust assets are substantially offset by depreciation expense pursuant to regulatory practice. An increase in depreciation expense from plant asset additions at WPSC partially offset the decrease in decommissioning expense.

Other Income

Other income decreased $22.3 million, from $55.3 million in 2003 to $33.0 million in 2004, largely due to a decrease in realized gains on decommissioning trust assets of $33.5 million. Lower realized gains were substantially offset by lower decommissioning expense, as discussed above. Partially offsetting the lower gains on decommissioning trust assets were higher earnings realized from equity investments and an increase in gains recognized from land sales in 2004, compared to 2003.

2003 Compared with 2002

Wisconsin Public Service Overview

WPSC's 2003 and 2002 results of operations are shown in the following table:
Wisconsin Public Service's Results (Millions)	2003	2002	Change

Operating revenues	$1,129.1	$1,007.6	12%
Earnings on common stock	78.9	83.1	(5%)

Wisconsin retail electric and wholesale electric rate increases together with higher natural gas prices contributed to the increase in operating revenues in 2003.


WPSC's earnings on common stock were $78.9 million in 2003 compared with $83.1 million in 2002. As discussed in more detail below, the following factors impacted year-over-year earnings:
  Electric rate increases and a change in sales mix at WPSC favorably impacted electric margins.
  Favorable weather conditions had a favorable impact on the natural gas margin, but the impact of favorable weather conditions was largely offset by a decrease in natural gas rates allowed by the PSCW.
  Cooler weather during the cooling season in 2003 negatively impacted electric utility margins.
  Rising operating expenses (primarily pension and medical costs) together with a delay in receiving 2003 retail electric rate relief negatively impacted electric utility earnings. Rate relief for these increasing operating costs was expected on January  1, 2003; however, the increase in retail electric rates granted by the PSCW was not effective until March 21, 2003.

Electric Utility Operations
Electric Utility Results (Millions)	2003	2002	Change

Revenues	$724.9	$696.9	4%
Fuel and purchased power	225.0	217.2	4%
Margins	$499.9	$479.7	4%

Sales in kilowatt-hours	13,411.4	13,579.7	(1%)

Electric utility revenues increased $28.0 million, or 4%, in 2003 compared to 2002. The increase was largely due to the retail and wholesale electric rate increases for the Wisconsin and Michigan customers in accordance with new rate orders.

Due primarily to the electric rate increases, electric margins at WPSC increased $20.2 million, or 4%, in 2003. Electric margins were also impacted favorably by a change in sales mix in 2003. While total sales volumes remained basically unchanged in 2003 compared to 2002, sales volumes to higher margin residential and commercial and industrial customers increased slightly. The increase in sales volumes to these higher margin customer classes reflects growth within WPSC's service area and changes in the economy. These increases were partially offset by cooler weather during the cooling season for the year ended December 31, 2003 compared to the year ended December 31, 2002.

Gas Utility Operations
Gas Utility Results (Millions)	2003	2002	Change

Revenues	$404.2	$310.7	30%
Purchase costs	291.0	198.6	47%
Margins	$113.2	$112.1	1%

Throughput in therms	854.5	845.4	1%

Gas utility revenues increased $93.5 million, or 30%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase in gas utility revenues was mostly due to a 39% increase in the average cost of natural gas for the year ended December 31, 2003, compared to the prior year, partially offset by the 0.3% decrease in retail natural gas rates ordered by the PSCW, effective March 21, 2003.


The natural gas utility margin for the year ended December 31, 2003, increased $1.1 million, or 1%, compared to the year ended December 31, 2002. The increase in the natural gas utility margin can be attributed to a 1% increase in natural gas throughput volumes in 2003 compared to 2002. Natural gas throughput volumes to our higher margin residential and commercial and industrial customers increased 6% in the aggregate, mostly as a result of colder weather in 2003 compared to 2002. Natural gas throughput volumes to our lower margin transport customers decreased 5% due to the rising price of natural gas together with their ability to use alternate fuel sources.

Operating Expenses
Operating Expenses (Millions)	2003	2002	Change
Operating and maintenance expense	$355.1	$326.9	9%
Depreciation and decommissioning expense	122.9	81.9	50%

Operating and maintenance expense

Utility operating and maintenance expense increased $28.2 million, or 9%, for the year ended December 31, 2003, compared to the prior year. Approximately $17 million of the increase reflects higher pension, postretirement medical, and active medical costs. The remaining increase pertains to costs incurred for plant maintenance related to Kewaunee's scheduled refueling outage in 2003 (there was no refueling outage in 2002), additional operating expenses at Kewaunee and wage increases.

Depreciation and decommissioning expense

Utility depreciation and decommissioning expense increased $41.0 million, or 50%, for the year ended December 31, 2003, compared to the prior year, mostly related to an increase of $37.4 million resulting from higher realized gains on the decommissioning trust assets that resulted in recording decommissioning expense approximately equal to the gains recognized in miscellaneous income pursuant to regulatory practice. The remaining increase is related to plant asset additions.

Other Income

Other income increased $41.3 million in 2003, largely due to an increase in realized gains on the decommissioning trust assets of $36.4 million. The realized gains were offset by increased decommissioning expense, as discussed above. Gains recognized on hydroelectric land sales in 2003 compared to 2002 (primarily due to the $6.2 million pre-tax gain recognized in 2003 from land sales to the WDNR) were also higher in 2003. Earnings from equity method investments also increased in 2003 compared to 2002.

BALANCE SHEET - WISCONSIN PUBLIC SERVICE

2004 Compared with 2003

Net utility plant increased $186.5 million, or 9.9%, from December 31, 2003, to December 31, 2004. The increase in net utility plant primarily relates to capital expenditures associated with the construction of Weston 4 and the installation of automated meter reading.

Pension assets decreased from $67.8 million at December 31, 2003, to $0 at December 31, 2004. The decrease in the pension assets was the result of the merger of WPS Resource's two non-contributory qualified retirement plans effective December 31, 2004. For the combined plan, WPSC's cumulative contributions were less than cumulative accrued net benefit costs; therefore, no assets were recorded at December 31, 2004. Prior to the merger, an asset was recognized for one of the plans. (See Note 18 to WPS Resources' Consolidated Financial Statements - Employee Benefit Plans, for more information.)


The current portion of long-term debt decreased from $49.9 million at December 31, 2003, to $0 at December 31, 2004. On January 19, 2004, WPSC retired early $49.9 million of its 7.125% series first mortgage bonds. These bonds had an original maturity date of July 1, 2023. None of WPSC's long-term debt is scheduled to mature in 2005.

Short-term debt increased $91 million, from $10.0 million at December 31, 2003, to $101.0 million at December 31, 2004. Short-term debt was used to finance a portion of WPSC's capital expenditures in 2004.

Accounts payable increased $40.2 million, or 38.3%, from December 31, 2003, to December 31, 2004. The increase in accounts payable was driven by expenditures for Weston 4.

The environmental remediation liability increased $30.5 million from December 31, 2003, to December 31, 2004. This liability relates to clean-up costs associated with several manufactured gas plant sites (see Note 17 to WPS Resources' Consolidated Financial Statements - Commitments and Contingencies, for more information). WPSC's estimate of future clean-up costs required to remediate these sites increased to reflect the WDNR's application of sediment guidance that was recently issued.

Pension and postretirement benefit obligations decreased $43.0 million, or 31.6%, from December 31, 2003, to December 31, 2004, primarily due to a reduction in the minimum pension liability that was recorded. The decrease in the minimum pension liability was driven by WPS Resources' merger of its two non-contributory qualified retirement plans. On a combined basis, the minimum pension liability and related pension asset were reduced pursuant to generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES - WISCONSIN PUBLIC SERVICE

WPSC believes that its cash, operating cash flows, and borrowing ability because of strong credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. However, WPSC's operating cash flow and access to capital markets can be impacted by macroeconomic factors outside its control. In addition, WPSC's borrowing costs can be impacted by its short- and long-term debt ratings assigned by independent rating agencies, which in part are based on certain credit measures such as interest coverage and leverage ratios. Currently, WPSC believes these ratings continue to be among the best in the energy industry (see the Financing Cash Flows and Credit Ratings sections below).

Operating Cash Flows

During 2004, net cash provided by operating activities was $213.9 million, compared with $152.6 million in 2003. The increase was driven by improved operating results.

During 2003, net cash provided by operating activities was $152.6 million, compared with $185.4 million in 2002. The decrease was primarily due to increased working capital requirements. Gas inventories increased $19.9 million due to high natural gas prices. Receivables and accrued revenues also increased due to higher natural gas prices.

Investing Cash Flows

Net cash used for investing activities was $252.0 million in 2004 compared to $182.2 million in 2003. The increase was largely related to a $111.2 million increase in utility capital expenditures (see Capital Expenditures below), partially offset by a $48.4 million decrease in cash used for the purchase of equity investments and other acquisitions. The final payment in the amount of $48.4 million related to the De Pere Energy Center was made in December 2003.

Net cash used for investing activities was $182.2 million in 2003 compared to $184.0 million in 2002. The small decrease is attributed to a $29.4 million decrease in capital expenditures and an increase in the


sale of property, plant, and equipment of $26.2 million. The majority of the increase in the sale of property, plant, and equipment was the result of WPSC's sale of $20.1 million of assets at book value related to the Wausau, Wisconsin, to Duluth, Minnesota, transmission line to ATC in June 2003. These factors were partially offset by an increase in the purchase of equity investments and other acquisitions of $48.4 million from the remaining purchase price for the 180-megawatt De Pere Energy Center paid in December 2003. See "Note 6 - Acquisitions and Sales of Assets" in WPS Resources' Notes to Consolidated Financial Statements for more information.

Capital Expenditures

Capital expenditures by business segment for the years ended December 31, 2004, 2003, and 2002 are as follows:

(Millions)	Years Ended December 31,
	2004	2003	2002
Electric Utility	$210.1	$120.6	$157.0
Gas Utility	62.7	40.7	34.0
Other	-	0.3	-
Wisconsin Public Service Consolidated	$272.8	$161.6	$191.0

The increase in capital expenditures at the electric utility in 2004 as compared to 2003 is mainly due to higher capital expenditures associated with the construction of the 500-megawatt coal-fired Weston 4 generation facility located near Wausau, Wisconsin. Gas utility capital expenditures increased primarily due to the installation of automated meter reading. See Liquidity and Capital Resources - WPS Resources for more information regarding construction of Weston 4.

Capital expenditures in the electric utility were higher in 2002 compared to 2003 mainly due to construction of portions of the Pulliam combustion turbine at WPSC in 2002. Gas utility capital expenditures increased due to the installation of automated meter reading in 2003.

Financing Cash Flows

Net cash provided by financing activities was $36.9 million in 2004 compared to $30.9 million in 2003. Although cash provided by operating activities increased significantly in 2004, additional borrowings were required to fund WPSC's capital expenditures, primarily related to the construction of Weston 4.

Net cash provided by financing activities was $30.9 million in 2003 compared to cash used for financing activities of $7.9 million in 2002. WPSC required cash from financing activities in 2003 as cash provided by operating activities was not adequate to fund investing activities.

Significant Financing Activities

See Liquidity and Capital Resources - WPS Resources for detailed information on significant financing activities for WPSC.

Credit Ratings

See Liquidity and Capital Resources - WPS Resources for detailed information on WPSC's credit ratings.


Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of WPSC, including its subsidiary.

Contractual Obligations As of December 31, 2004 (Millions)	Total Amounts Committed	Payments Due By Period
		Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt principal and interest payments	$ 759.8	$ 27.1	$ 54.1	$ 54.1	$ 624.5
Operating lease obligations	14.5	3.2	3.4	3.0	4.9
Commodity purchase obligations	1,198.1	187.1	294.9	202.9	513.2
Purchase orders	493.8	299.9	163.3	30.6	-
Other	215.8	30.1	47.0	46.1	92.6
Total contractual cash obligations	$2,682.0	$547.4	$562.7	$336.7	$1,235.2

Long-term debt principal and interest payments represent bonds issued, notes issued, and loans made to WPSC. We record all principal obligations on the balance sheet. Commodity purchase obligations represent mainly commodity purchase contracts of WPSC. WPSC expects to recover the costs of its contracts in future customer rates. Purchase orders include obligations related to normal business operations and large construction obligations, including Weston 4. Other mainly represents expected pension and post-retirement funding obligations.

Capital Requirements

See Liquidity and Capital Resources - WPS Resources for detailed information on capital requirements for WPSC.

Capital Resources

See Liquidity and Capital Resources - WPS Resources for detailed information on capital resources for WPSC.

Other Future Considerations

Kewaunee

See Liquidity and Capital Resources - WPS Resources for detailed information on the proposed sale of WPSC's interest in Kewaunee.

Regulatory

See Note 22, Regulatory Environment, to WPS Resources' Consolidated Financial Statements for detailed information on WPSC's regulatory issues.

American Jobs Creation Act of 2004

See Liquidity and Capital Resources - WPS Resources for detailed information on the American Jobs Creation Act of 2004.


OFF BALANCE SHEET ARRANGEMENTS - WISCONSIN PUBLIC SERVICE

See Guarantees and Off Balance Sheet Arrangements - WPS Resources for information regarding WPSC's off balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES - WISCONSIN PUBLIC SERVICE

See Critical Accounting Policies - WPS Resources for information regarding WPSC's critical accounting policies.

RELATED PARTY TRANSACTIONS - WISCONSIN PUBLIC SERVICE

See Related Party Transactions - WPS Resources for information regarding WPSC's related party transactions.

TRENDS - WISCONSIN PUBLIC SERVICE

See Trends - WPS Resources for information regarding WPSC's trends.

IMPACT OF INFLATION - WISCONSIN PUBLIC SERVICE

See Impact of Inflation - WPS Resources for information regarding the impact of inflation on WPSC.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks and Other Significant Risks

WPS Resources has potential market risk exposure related to commodity price risk, interest rate risk, equity return, and principal preservation risk. WPS Resources is also exposed to other significant risks due to the nature of our subsidiaries' business and the environment from which we operate. WPS Resources has risk management policies in place to monitor and assist in controlling these risks and may use derivative and other instruments to manage some of these exposures as further described below.

Interest Rate Risk

WPS Resources and WPSC are exposed to interest rate risk resulting from their variable rate long-term debt and short-term commercial paper borrowing. Exposure to interest rate risk is managed by limiting the amount of variable rate obligations and continually monitoring the effects of market changes in interest rates. WPS Resources and WPSC enter into long-term fixed rate debt when it is advantageous to do so. WPS Resources and WPSC may also enter into derivative financial instruments, such as swaps, to mitigate interest rate exposure. At December 31, 2004, and 2003, WPS Resources utilized one interest rate swap to fix the interest rate on a variable rate loan at one of its nonregulated subsidiaries.

Based on the variable rate debt of WPS Resources and WPSC outstanding at December 31, 2004, a hypothetical increase in market interest rates of 100 basis points in 2005 would increase annual interest expense by approximately $3.2 million at WPS Resources and $1.0 million at WPSC. Comparatively, based on the variable rate debt outstanding at December 31, 2003, an increase in interest rates of 100 basis points would have increased interest expense in 2004 by approximately $0.7 million at WPS Resources and $0.1 million at WPSC. These amounts were determined by performing a sensitivity analysis on the impact of a hypothetical 100 basis points increase in interest rates on the variable rate debt of WPS Resources and WPSC outstanding as of December 31, 2004, and 2003. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in the levels of interest rates with no other subsequent changes for the remainder of the period. In the event of a significant change in interest rates, management would take action to mitigate WPS Resources' and WPSC's exposure to the change.

Commodity Price Risk

WPS Resources is exposed to commodity price risk resulting from the impact of market fluctuations in the price of certain commodities, including but not limited to electricity, natural gas, coal, fuel oil, and uranium, which are used and/or sold by our subsidiaries in the normal course of their business. We employ established policies and procedures and utilize contracts of various duration to manage our fuel and gas supply costs and to reduce the market risk associated with changing commodity prices, including using various types of commodity and derivative instruments.

WPS Resources' exposure to commodity price risk in its regulated utilities is significantly mitigated by the current ratemaking process for the recovery of its electric fuel and purchased energy costs as well as its cost of natural gas purchased for resale. Recovery of electric fuel and purchased energy costs through the PSCW ratemaking process can be sought if they exceed more than 2% of the estimated costs used to establish the rates. The risk associated with exposure to costs less than 2% above the estimated costs that are not recoverable are not material. Recovery of utility natural gas commodity costs are allowed to be passed through to retail customers in both Wisconsin and Michigan via gas cost recovery plans authorized by the PSCW and MPSC, respectively. An additional risk within the ratemaking process, regulatory lag risk, occurs between the time we submit rate proceedings and the time we receive the final approval or denial from the PSCW, MPSC, or FERC. The regulatory lag risk may increase or decrease with any change in commodity prices, unplanned outages, or unscheduled maintenance during the approval period. The regulatory lag risk is deemed to be insignificant; therefore, the Value-at-Risk amounts discussed below do not include measures for WPS Resources' regulated utilities. To further


manage commodity price risk and the associated regulatory lag risk, our regulated utilities enter into contracts of various durations for the purchase and/or sale of natural gas, fuel for electric generation, and electricity.

For the nonregulated utilities, PDI utilizes purchase and/or sale contracts for electric fuel and electricity to help manage its commodity price risk and ESI uses derivative financial and commodity instruments to reduce market risk associated with the changing prices of natural gas and electricity sold at firm prices to customers. ESI also utilizes these instruments to manage market risk associated with anticipated energy purchases.

For purposes of risk management disclosure, PDI and ESI's activities are classified as non-trading. Certain PDI merchant plants are under contract to ESI and ESI has the ability to reduce market price risk and extract additional value from these plants through the use of various financial and physical tools (including forward contracts and options). Due to the fact that a majority of PDI's risk is now essentially managed and reported through ESI, a separate Value-at-Risk amount has not been presented for PDI.

Value-at-Risk

To measure commodity price risk exposure, WPS Resources performs a Value-at-Risk analysis of its exposures.

Value-at-Risk is used to describe a probabilistic approach to quantifying the exposure to market risk. The Value-at-Risk amount represents an estimate of the potential change in fair value that could occur from changes in market factors, within a given confidence level, if an instrument or portfolio is held for a specified time period. Value-at-Risk models are relatively sophisticated. However, the quantitative risk information is limited by the parameters established in creating the model. The instruments being used may have features that could trigger a potential loss in excess of the calculated amount if the changes in the underlying commodity price exceed the confidence level of the model used. Value-at-Risk is not necessarily indicative of actual results that may occur.

Value-at-Risk is estimated using a delta-normal approximation based on a one-day holding period and a 95% confidence level. The delta-normal approximation is based on the assumption that changes in the value of the portfolio over short time periods, such as one day, are normally distributed. It does not take into account higher order risk exposures, so it may not provide a good approximation of the risk in a portfolio with substantial option positions. We utilized a delta-normal approximation because our portfolio has limited exposure to optionality. Our Value-at-Risk calculation includes derivative financial and commodity instruments, such as forwards, futures, swaps, and options as well as commodities held in inventory, such as natural gas held in storage to the extent such positions are significant.

The Value-at-Risk amount for ESI was calculated to be $0.5 million at December 31, 2004, compared to $0.8 million at December 31, 2003. The decrease is due to less volatility in the market and fewer unusual fluctuations in the various portfolios. Due to the fact that a majority of PDI's risk is essentially managed and reported through ESI, a separate Value-at-Risk amount has not been presented for PDI in 2004. The Value-at-Risk amount for PDI at December 31, 2003 was calculated to be $1.2 million.

For the year ended December 31, 2004, the average, high, and low Value-at-Risk amounts for ESI were $0.6 million, $0.8 million, and $0.5 million, respectively. The same amounts for the year ended December 31, 2003, were $0.5 million, $0.8 million, and $0.4 million. The average, high, and low amounts were computed using the Value-at-Risk amounts at the beginning of the reporting period and the four quarter-end amounts.

Equity Return and Principal Preservation Risk

WPS Resources and WPSC currently fund liabilities (accumulated benefit obligations) related to employee benefits and nuclear decommissioning through various external trust funds. These funds are managed by various investment managers and hold investments in debt and equity securities. Changes


in the market value of these investments can have an impact on the future expenses related to these liabilities. WPS Resources maintains a qualified pension plan for employees' retirement. The liability (accumulated benefit obligation) of the qualified plan exceeded the value of the qualified plan's assets by $20.4 million at December 31, 2004, and WPS Resources was, therefore, required to recognize a minimum pension liability as prescribed by SFAS No. 87.  Declines in the equity markets or declines in interest rates may result in increased future pension costs for the plan and possible future required contributions. Changes in the market value of investments related to other employee benefits or nuclear decommissioning could also impact future contributions. WPS Resources monitors the trust fund portfolio by benchmarking the performance of the investments against certain security indices. All decommissioning costs and most of the employee benefit costs relate to WPS Resources' regulated utilities. As such, the majority of these costs are recovered in customers' rates, mitigating the equity return and principal preservation risk on these exposures.

Foreign Currency Exchange Rate Risk

WPS Resources is exposed to foreign currency risk as a result of foreign operations owned and operated in Canada and transactions denominated in Canadian dollars for the purchase and sale of natural gas and electricity by our nonregulated subsidiaries. Forward foreign exchange contracts designated as fair value hedges are utilized to manage the risk associated with currency fluctuations on certain firm sales and sales commitments denominated in Canadian dollars and certain Canadian dollar denominated asset and liability positions. WPS Resources' exposure to foreign currency risk was not significant at December 31, 2004, or 2003.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

A. CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31
(Millions, except per share data)	2004	2003	2002

Nonregulated revenue	$3,598.6	$3,137.6	$410.8
Utility revenue	1,292.0	1,183.7	1,050.3
Total revenues	4,890.6	4,321.3	1,461.1

Nonregulated cost of fuel, gas, and purchased power	3,458.8	3,016.6	339.7
Utility cost of fuel, gas, and purchased power	576.2	532.3	419.0
Operating and maintenance expense	513.2	459.5	412.5
Depreciation and decommissioning expense	107.0	138.4	94.8
Taxes other than income	46.1	43.8	39.9
Operating income	189.3	130.7	155.2

Miscellaneous income	47.7	63.6	47.8
Interest expense and distributions on trust preferred securities	(54.2)	(55.6)	(55.8)
Minority interest	3.4	5.6	-
Other income (expense)	(3.1)	13.6	(8.0)

Income before taxes	186.2	144.3	147.2
Provision for income taxes	30.0	33.7	28.7
Income from continuing operations	156.2	110.6	118.5

Discontinued operations, net of tax	(13.4)	(16.0)	(6.0)
Net income before cumulative effect of change in
accounting principles	142.8	94.6	112.5

Cumulative effect of change in accounting principles, net of tax	-	3.2	-
Net income before preferred stock dividends of subsidiary	142.8	97.8	112.5

Preferred stock dividends of subsidiary	3.1	3.1	3.1
Income available for common shareholders	$139.7	$94.7	$109.4

Average shares of common stock
Basic	37.4	33.0	31.7
Diluted	37.6	33.2	32.0

Earnings (loss) per common share (basic)
Income from continuing operations	$4.09	$3.26	$3.64
Discontinued operations	(0.35)	(0.49)	(0.19)
Cumulative effect of change in accounting principles	-	0.10	-
Earnings per common share (basic)	$3.74	$2.87	$3.45

Earnings (loss) per common share (diluted)
Income from continuing operations	$4.07	$3.24	$3.61
Discontinued operations	(0.35)	(0.49)	(0.19)
Cumulative effect of change in accounting principles	-	0.10	-
Earnings per common share (diluted)	$3.72	$2.85	$3.42

Dividends per common share	$2.20	$2.16	$2.12

The accompanying notes to WPS Resources Corporation's consolidated financial statements are an integral part of these statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

B. CONSOLIDATED BALANCE SHEETS

At December 31
(Millions)	2004	2003

Assets
Cash and cash equivalents	$40.0	$50.7
Restricted funds	-	3.2
Accounts receivable - net of reserves of $8.0 and $6.6, respectively	531.3	502.4
Accrued unbilled revenues	113.2	90.0
Inventories	188.8	178.3
Current assets from risk management activities	439.5	518.1
Assets held for sale	119.6	116.4
Other current assets	86.1	86.4
Current assets	1,518.5	1,545.5

Property, plant, and equipment, net	2,002.6	1,828.7
Nuclear decommissioning trusts	344.5	332.3
Regulatory assets	160.9	127.7
Long-term assets from risk management activities	80.4	104.3
Other	338.7	353.8
Total assets	$4,445.6	$4,292.3

Liabilities and Shareholders' Equity
Short-term debt	$292.4	$38.0
Current portion of long-term debt	6.7	56.6
Note payable to preferred stock trust	-	51.5
Accounts payable	589.4	510.7
Current liabilities from risk management activities	401.6	517.3
Liabilities held for sale	2.8	2.7
Deferred income taxes	14.6	1.7
Other current liabilities	72.6	86.9
Current liabilities	1,380.1	1,265.4

Long-term debt	865.7	871.9
Deferred income taxes	65.5	78.8
Deferred investment tax credits	16.2	17.7
Regulatory liabilities	288.3	304.4
Environmental remediation liabilities	68.4	37.9
Pension and postretirement benefit obligations	94.6	137.7
Long-term liabilities from risk management activities	68.3	92.2
Asset retirement obligations	364.4	344.0
Other	91.2	88.0
Long-term liabilities	1,922.6	1,972.6

Commitments and contingencies

Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	1,091.8	1,003.2
Total liabilities and shareholders' equity	$4,445.6	$4,292.3

The accompanying notes to WPS Resources Corporation's consolidated financial statements are an integral part of these statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

C. CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

			Employee Stock Plan Guarantees and Deferred Compensation Trust	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)

	Comprehensive Income
(Millions)		Total

Balance at December 31, 2001	-	$715.9	($4.2)	$31.5	$325.4	$373.6	($7.7)	($2.7)
Income available for common shareholders	$109.4	109.4	-	-	-	109.4	-	-
Other comprehensive income - cash flow hedges (net of tax of $3.1)	(4.6)	(4.6)	-	-	-	-	-	(4.6)
Other comprehensive income - minimum pension liability (net of tax of $1.8)	(2.7)	(2.7)	-	-	-	-	-	(2.7)
Comprehensive income	$102.1	-	-	-	-	-	-	-
Issuance of common stock	-	28.3	-	0.5	21.7	-	6.1	-
Purchase of common stock	-	(1.3)	(1.3)	-	-	-	-	-
Dividends on common stock	-	(67.1)	-	-	-	(67.1)	-	-
Other	-	4.9	0.1	-	4.7	-	0.1	-

Balance at December 31, 2002	-	$782.8	($5.4)	$32.0	$351.8	$415.9	($1.5)	($10.0)
Income available for common shareholders	$94.7	94.7	-	-	-	94.7	-	-
Other comprehensive income - cash flow hedges (net of tax of $4.8)	7.2	7.2	-	-	-	-	-	7.2
Other comprehensive income - minimum pension liability (net of tax of $8.2)	(12.3)	(12.3)	-	-	-	-	-	(12.3)
Other comprehensive income - currency translation	0.1	0.1	-	-	-	-	-	0.1
Comprehensive income	$89.7	-	-	-	-	-	-	-
Issuance of common stock	-	197.7	-	4.8	191.8	-	1.1	-
Purchase of common stock	-	(1.0)	(1.0)	-	-	-	-	-
Dividends on common stock	-	(71.8)	-	-	-	(71.8)	-	-
Other	-	5.8	(0.1)	-	5.9	-	-	-

Balance at December 31, 2003	-	$1,003.2	($6.5)	$36.8	$549.5	$438.8	($0.4)	($15.0)
Income available for common shareholders	$139.7	139.7	-	-	-	139.7	-	-
Other comprehensive income - cash flow hedges (net of tax of $3.1)	4.6	4.6	-	-	-	-	-	4.6
Other comprehensive income - minimum pension liability (net of tax of $4.0)	(6.0)	(6.0)	-	-	-	-	-	(6.0)
Other comprehensive income - currency translation	0.3	0.3	-	-	-	-	-	0.3
Comprehensive income	$138.6	-	-	-	-	-	-	-
Issuance of common stock	-	26.3	-	0.6	25.6	-	0.1	-
Dividends on common stock	-	(81.3)	-	-	-	(81.3)	-	-
Other	-	5.0	(1.9)	0.1	7.0	(0.2)	-	-

Balance at December 31, 2004	-	$1,091.8	($8.4)	$37.5	$582.1	$497.0	($0.3)	($16.1)

The accompanying notes to WPS Resources Corporation's consolidated financial statements are an integral part of these statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

D. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2004	2003	2002
Operating Activities
Net income before preferred stock dividends of subsidiary	$142.8	$97.8	$112.5
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net of tax	13.4	16.0	6.0
Depreciation and decommissioning	107.0	138.4	94.8
Amortization of nuclear fuel and other	44.7	42.4	46.5
Unrealized gain on investments	(5.5)	(38.7)	(1.7)
Pension and postretirement expense	39.8	26.4	5.2
Pension and postretirement funding	(17.8)	(15.6)	(7.3)
Deferred income taxes and investment tax credit	(2.1)	(0.4)	0.7
Unrealized (gains) losses on nonregulated energy contracts	(10.7)	10.4	5.8
Gain on sales of partial interest in synthetic fuel operation	(7.5)	(7.6)	(38.0)
Gain on sale of property, plant, and equipment	(12.0)	(7.1)	(0.8)
Cumulative effect of change in accounting principles, net of tax	-	(3.2)	-
Other	(11.1)	(33.7)	(8.0)
Changes in working capital, net of businesses acquired
Receivables, net	(67.6)	(183.3)	(83.2)
Inventories	(11.6)	(79.9)	17.8
Other current assets	(0.9)	(19.4)	(6.2)
Accounts payable	45.2	102.8	59.1
Other current liabilities	(3.1)	17.1	(14.7)
Net cash operating activities	243.0	62.4	188.5

Investing Activities
Capital expenditures	(290.0)	(176.2)	(210.3)
Sale of property, plant, and equipment	26.9	31.4	7.1
Purchase of equity investments and other acquisitions	(52.3)	(102.7)	(72.3)
Decommissioning funding	(0.3)	(3.0)	(2.6)
Other	3.1	6.5	12.7
Net cash investing activities	(312.6)	(244.0)	(265.4)

Financing Activities
Short-term debt - net	251.2	14.7	3.9
Issuance of long-term debt	-	125.0	250.3
Repayment of long-term debt, note to preferred stock trust and capital lease	(105.1)	(87.7)	(129.6)
Payment of dividends
Preferred stock	(3.1)	(3.1)	(3.1)
Common stock	(81.3)	(71.8)	(67.1)
Issuance of common stock	26.3	197.7	28.3
Purchase of common stock	-	(1.0)	(1.3)
Other	(11.2)	24.8	11.7
Net cash financing activities	76.8	198.6	93.1
Change in cash and cash equivalents - continuing operations	7.2	17.0	16.2

Change in cash and cash equivalents - discontinued operations	(17.9)	(9.6)	(16.8)
Change in cash and cash equivalents	(10.7)	7.4	(0.6)

Cash and cash equivalents at beginning of year	50.7	43.3	43.9
Cash and cash equivalents at end of year	$40.0	$50.7	$43.3

The accompanying notes to WPS Resources Corporation's consolidated financial statements are an integral part of these statements.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES

E. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The notes to the consolidated financial statements that follow include consolidated WPS Resources footnotes and certain combined footnotes for both WPS Resources and its wholly owned subsidiary registrant, WPSC. WPSC's financial statements also include supplemental footnotes related to WPSC. Refer to Item 8, Section L for a listing of the combined footnotes included in the WPS Resources notes and the supplemental footnotes that are applicable to the WPSC registrant.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Operations--WPS Resources is a holding company. Our wholly owned subsidiary, WPSC, is an electric and natural gas utility. WPSC supplies and distributes electric power and natural gas in its franchised service territory in northeastern Wisconsin and an adjacent portion of the Upper Peninsula of Michigan. Our other wholly owned utility subsidiary, UPPCO, is an electric utility. UPPCO supplies and distributes electric energy to a portion of the Upper Peninsula of Michigan. Another wholly owned subsidiary, WPS Resources Capital Corporation, is a holding company for our nonregulated businesses, ESI and PDI. ESI is a diversified energy supply and services company. PDI is an electric generation company.

The term "utility" refers to the regulated activities of WPSC and UPPCO, while the term "nonutility" refers to the activities of WPSC and UPPCO that are not regulated. The term "nonregulated" refers to activities other than those of WPSC and UPPCO.

(b) Consolidation Basis of Presentation--The Consolidated Financial Statements include the accounts of WPS Resources and all majority owned subsidiaries, after eliminating significant intercompany transactions and balances. If a minority owner's equity is reduced to zero, our policy is to record 100% of the subsidiary's losses until the minority owner makes capital contributions or commitments to fund its share of the operating costs. The cost method of accounting is used for investments when WPS Resources owns less than 20% of the voting stock of the company, unless other evidence indicates we have significant influence over the operating and financial policies of the investee. Investments in businesses not controlled by WPS Resources, but over which we have significant influence regarding the operating and financial policies of the investee, are accounted for using the equity method. For additional information on our equity method investments see Note 10, "Investments in Affiliates, at Equity Method."

For all periods presented, certain assets and liabilities of Sunbury are classified as held for sale and Sunbury's operating results have been separately classified and reported as discontinued operations. Refer to Note 4, "Assets Held for Sale," for more information.

(c) Use of Estimates--We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. We make estimates and assumptions that affect reported amounts. These estimates and assumptions include assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

(d) Cash and Cash Equivalents--We consider short-term investments with an original maturity of three months or less to be cash equivalents.

Cash paid for taxes during 2004, 2003, and 2002 was $37.0 million, $21.9 million, and $34.6 million, respectively. During 2004, 2003, and 2002, cash paid for interest totaled $54.4 million, $57.9 million, and $52.3 million, respectively.


Non-cash transactions were as follows:
(Millions)	2004	2003	2002

Weston 4 construction costs funded through accounts payable	$22.6	$ -	$ -
Minimum pension liability equity adjustment	6.0	12.3	2.7
Restricted cash	3.2	1.0	17.8
Debt assumed in Advantage acquisition	3.2	-	-
Exchange of transmission assets for equity interest in ATC	-	5.9	-
Conversion of indebtedness to equity in Quest Energy LLC	-	-	2.4
Debt assumed in WPS Empire State acquisition	-	-	0.9

(e) Revenue and Customer Receivables--Revenues are recognized on the accrual basis and include estimated amounts for electric and natural gas services rendered but not billed. Approximately 6.6% of WPS Resources' total revenue and approximately 10.1% of WPSC's total revenue in 2004 was from companies in the paper products industry.

WPSC and UPPCO use automatic fuel and purchased power adjustment clauses for the MPSC retail electric portions of their business. WPSC also uses automatic fuel and purchased power adjustment clauses for its FERC wholesale electric business; however, at UPPCO, most wholesale electric contracts are special contracts and have no automatic fuel and purchased power adjustment clauses. The Wisconsin retail electric portion of WPSC's business uses a "cost variance range" approach, based on a specific estimated fuel and purchased power cost for the forecast year. If WPSC's actual fuel and purchased power costs fall outside this range, the PSCW can authorize an adjustment to future rates. Decreases to rates can be implemented without a hearing, unless requested by WPSC, Commission Staff, or interveners, while increases to rates are generally subject to a hearing. For more information on current regulatory actions related to the fuel and purchased power adjustment clauses, see Note 22, "Regulatory Environment."

The PSCW approved a modified one-for-one gas cost recovery plan for WPSC commencing in January 1999. This plan allows WPSC to pass changes in the cost of natural gas on to system natural gas customers, subject to regulatory review by the Commission for reasonableness.

The MPSC has approved one-for-one recovery of prudently incurred natural gas costs for WPSC, subject to regulatory review. The MPSC also approved a natural gas cost recovery factor adjustment mechanism for WPSC for the period November 2004 through October 2005. This adjustment mechanism allows WPSC to upwardly adjust the natural gas rates charged to customers in Michigan based on upward changes to the New York Mercantile Exchange natural gas futures price without further MPSC action.

Billings to UPPCO's customers under the MPSC's jurisdiction include base rate charges and a power supply cost recovery factor. UPPCO receives MPSC approval each year to recover projected power supply costs by establishment of power supply cost recovery factors. The MPSC reconciles these factors to actual costs annually and permits 100% recovery of allowed power supply costs. UPPCO recognizes any over or under recovery currently in its revenues, and the payable or receivable is recognized on the balance sheet until settlement. The deferrals are relieved with additional billings or refunds.

WPSC and UPPCO are required to provide service and grant credit to customers within their service territories. The two companies continually review their customers' credit-worthiness and obtain or refund deposits accordingly. Both utilities are precluded from discontinuing service to residential customers during winter moratorium months. The regulated segments calculate a reserve for potential uncollectible customer receivables using a four-year average of bad debts net of recoveries as a percentage of total accounts receivable. The historical percentage is applied to the current year-end accounts receivable balance to determine the required reserve balance.


At PDI, electric power revenues related to fixed-price contracts are recognized at the lower of amounts billable under the contract or an amount equal to the volume of the capacity made available or the energy delivered during the period multiplied by the estimated average revenue per kilowatt-hour per the terms of the contract. Under floating-price contracts, electric power revenues are recognized when capacity is provided or energy is delivered.

ESI accrues revenues in the month that energy is delivered and/or services are rendered. With the January 1, 2003, adoption of Emerging Issues Task Force Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," revenues related to derivative instruments classified as trading are reported net of related cost of sales for all periods presented. Therefore, previously reported revenues for derivatives classified as trading in 2002 have been reclassified to be shown net of cost of fuel, natural gas, and purchased power, while most 2004 and 2003 revenues continue to be reported on a gross basis. See Note 1(t), "Cumulative Effect of Change in Accounting Principle," for more information. Neither margins nor income available for common shareholders were impacted by the reclassification of revenue upon adoption of Issue No. 02-03.

ESI calculates the reserve for potential uncollectible customer receivable balances by applying an estimated bad debt experience rate to each past due aging category and reserving for 100% of specific customer receivable balances deemed to be uncollectible. The basis for calculating the reserve for receivables from wholesale counterparties considers netting agreements, collateral, and guarantees.

(f) Inventories--Inventories consist of natural gas in storage and fossil fuels, including coal. We value all fossil fuels using average cost. Average cost is also used to value natural gas in storage for our regulated segments. Natural gas in storage for our nonregulated segments is valued at the lower of cost or market unless hedged pursuant to a fair value hedge. Through December 2002, natural gas in storage for our nonregulated segments was marked to the current spot price under fair value accounting rules. To comply with accounting requirements resulting from the rescission of Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," we adopted the inventory valuation method described above for our nonregulated natural gas inventories effective January 1, 2003.

(g) Risk Management Activities--As part of our regular operations, WPS Resources enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage market risks such as changes in commodity prices and interest rates.

WPS Resources evaluates its derivative contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. SFAS No. 133 establishes accounting and financial reporting standards for derivative instruments and requires, in part, that we recognize certain derivative instruments on the balance sheet as assets or liabilities at their fair value. Subsequent changes in fair value of the derivatives are recorded currently in earnings unless certain hedge accounting criteria are met. If the derivatives qualify for regulatory deferral subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the derivatives are marked to fair value pursuant to SFAS No. 133 and are offset with a corresponding regulatory asset or liability.

Prior to the adoption of Issue No. 02-03, effective January 1, 2003, ESI accounted for contracts in accordance with Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." See Note 1(t), "Cumulative Effect of Change in Accounting Principle," for more information concerning the transition from Issue No. 98-10 to Issue No. 02-03.

In the fourth quarter of 2003, WPS Resources adopted Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to SFAS No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-03," which resulted in recording nonregulated revenues net of cost of fuel, natural gas, and purchased power for energy-related transactions entered into after October 1, 2003, that settle financially and for which the commodity does not physically transfer. Had the provisions of Issue No. 03-11 been applied to arrangements entered into prior to October 1, 2003, previously reported nonregulated revenue would have decreased $62.9 million for the nine months ended September 30,


2003, with a corresponding $62.9 million decrease to nonregulated cost of fuel, natural gas, and purchased power. Previously reported wholesale natural gas sales volumes for the nine months ended September 30, 2003 would have decreased 10.8 billion cubic feet. Neither margins, income, nor cash flows were impacted by the adoption of Issue No. 03-11.

WPS Resources classifies mark-to-market gains and losses on derivative instruments not qualifying for hedge accounting as a component of revenues.

(h) Property, Plant, and Equipment--Utility plant is stated at the original cost of construction including an allowance for funds used during construction. The cost of renewals and betterments of units of property (as distinguished from minor items of property) is capitalized as an addition to the utility plant accounts. Except for land, no gain or loss is recognized in connection with ordinary retirements of utility property units. Maintenance, repair, replacement, and renewal costs associated with items not qualifying as units of property are considered operating expenses. The utility charges the cost of units of property retired, sold, or otherwise disposed of, less salvage, to the accumulated provision for depreciation. The cost of removal associated with the retirement is charged to a regulatory liability.

We record straight-line depreciation expense over the estimated useful life of utility property and include amounts for estimated removal and salvage. The PSCW approved depreciation rates for WPSC effective January 1, 1999. On December 21, 2004, WPSC received approval for new depreciation rates effective January 1, 2005, which are not expected to have a material impact on annual depreciation expense. Depreciation rates for UPPCO were approved by the MPSC effective January 1, 2002.

The depreciation of Kewaunee production plant for the Wisconsin retail jurisdiction is being accrued based on a PSCW order. The cost of the steam generators that went into service in December 2001 will be recovered over an 8 1/2 year period using the sum-of-years-digits method of depreciation. Also under this order, the unrecovered plant investment at January 1, 2001, and future additions will be recovered over a period ending 8 1/2 years after the installation of the steam generators using a straight-line remaining life depreciation methodology. For the Michigan retail and wholesale jurisdictions, depreciation for Kewaunee is calculated on a straight-line basis using depreciation rates approved by the PSCW effective January 1, 1994.

Depreciation expense also includes accruals for nuclear decommissioning. These accruals are not included in the annual composite rates shown below. An explanation of this item is included in Note 8, "Nuclear Plant Operation."

Annual Utility Composite Depreciation Rates	2004	2003	2002

Electric	3.59%	3.63%	3.66%
Gas	3.65%	3.63%	3.59%

Nonutility property interest capitalization takes place during construction, and gain and loss recognition occurs in connection with retirements. Nonutility property is depreciated using straight-line depreciation. Asset lives range from 3 to 20 years.

Nonregulated plant is stated at the original construction cost, which includes capitalized interest, or estimated fair value at the time of acquisition pursuant to a business combination. The costs of renewals, betterments, and major overhauls are capitalized as an addition to plant. The gains or losses associated with ordinary retirements are recorded in the period of retirement. Maintenance, repair, and minor replacement costs are expensed as incurred.


Most of the nonregulated subsidiaries compute depreciation using the straight-line method over the following estimated useful lives:

Structures and improvements	15 to 40 years
Office and plant equipment	5 to 35 years
Office furniture and fixtures	3 to 10 years
Vehicles	5 years
Computer equipment	3 years
Leasehold improvements	Shorter of: life of the lease or life of the asset

The Combined Locks Energy Center, however, is using the units of production depreciation method for selected pieces of equipment having defined lives stated in terms of hours of production.

WPS Resources capitalizes certain costs related to software developed or obtained for internal use and amortizes those costs to operating expense over the estimated useful life of the related software, which is usually three to seven years.

(i) Capitalized Interest and Allowance for Funds Used During Construction--Our nonregulated subsidiaries capitalize interest for construction projects, while our utilities use an allowance for funds used during construction ("AFUDC") calculation, which includes both a debt and an equity component as required by regulatory accounting.

Approximately 50% of WPSC's retail jurisdictional construction work-in-progress expenditures are subject to AFUDC, except on specific projects approved by the PSCW. For 2004, WPSC's AFUDC retail rate was 9.21%.

WPSC's construction work-in-progress AFUDC debt and equity percentage formula for the wholesale jurisdiction is specified in the FERC's Uniform System of Accounts. The 2004 average AFUDC wholesale rate was 6.99%.

WPSC's allowance for equity funds used during construction for 2004, 2003, and 2002 was $2.0 million, $2.4 million, and $3.0 million, respectively. WPSC's allowance for borrowed funds used during construction for 2004, 2003, and 2002 was $0.7 million, $1.0 million, and $1.2 million, respectively. UPPCO did not record AFUDC for 2004, 2003, or 2002, as UPPCO did not have significant construction projects during these years.

Our nonregulated subsidiaries calculate capitalized interest on long-term construction projects for periods during which financing is provided by WPS Resources through interim debt. The interest rate capitalized is based upon the monthly short-term borrowing rate WPS Resources incurs for such funds. The amount of interest capitalized during 2004, 2003, and 2002 was insignificant.

(j) Asset Impairment--We review the recoverability of long-lived tangible and intangible assets, excluding goodwill, other indefinite lived intangible assets, and regulatory assets, in accordance with SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 144 requires review of assets when circumstances indicate that the carrying amount may not be recoverable. The carrying amount of assets held and used is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset's carrying value over its fair value. The carrying value of assets held for sale is not recoverable if it exceeds the fair value less cost to sell the asset. An impairment charge is recorded for any excess of the carrying value over the fair value less cost to sell. If events or circumstances indicate the carrying value of investments accounted for under the equity method of accounting may not be recoverable, potential impairment is assessed by comparing the future anticipated cash flows from these investments to their carrying values. Impairment charges are recorded if the carrying value of such assets exceeds the future anticipated cash flows.


(k) Regulatory Assets and Liabilities--WPSC and UPPCO are subject to the provisions of SFAS No. 71. Regulatory assets represent probable future revenue associated with certain incurred costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent amounts that are refundable in future customer rates. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, we believe that future recovery of our regulatory assets is probable.

(l) Goodwill and Other Intangible Assets--In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other assets with indefinite lives are not amortized, but are subject to annual impairment tests. WPSC performs its impairment test during the second quarter of each year, while PDI performs its impairment test annually during the third quarter. The impairment tests are updated whenever events or changes in circumstances indicate that the assets might be impaired. Based upon the results of testing, no impairments were noted in 2004, 2003, or 2002.

Other intangible assets with definite lives, consisting primarily of emission credits and customer related intangible assets, are amortized over periods from 1 to 30 years. For more information on WPS Resources' intangible assets, see Note 11, "Goodwill and Other Intangible Assets."

(m) Retirement of Debt--Premiums, discounts, and expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate.

(n) Research and Development-- Electric research and development expenditures for WPSC totaled $0.7 million, $0.6 million, and $0.3 million, in 2004, 2003, and 2002, respectively. No other research and development expenditures were significant.

(o) Asset Retirement Obligations--Effective January 1, 2003, WPS Resources adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." Under this accounting standard, WPS Resources recognizes, at fair value, legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development, and/or normal operation of the asset. The associated retirement costs are capitalized as part of the related long-lived asset and depreciated over the useful life of the asset. For the utility segments of WPS Resources, we believe it is probable that any differences between expenses under SFAS No. 143 and expenses currently recovered through customer rates will be recoverable or refundable in future customer rates. Accordingly, the adoption of this statement had no impact on the utility segment's income as its effect is offset by the establishment of regulatory assets or liabilities pursuant to SFAS No. 71. Refer to Note 15, "Asset Retirement Obligations," for additional information on SFAS No. 143.

(p) Income Taxes--We account for income taxes using the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on WPSC and UPPCO, certain adjustments made to deferred income taxes are, in turn, recorded as regulatory assets or liabilities.

Investment tax credits, which have been used to reduce our federal income taxes payable, have been deferred for financial reporting purposes. These deferred investment tax credits are being amortized over the useful lives of the property to which they relate.

WPS Resources is an indirect part owner in a facility that produces synthetic fuel that qualifies for tax credits under Section 29 if certain requirements are satisfied. Section 29 tax credits are currently scheduled to expire at the end of 2007. Tax credits that are not used to reduce tax expense as a result of alternative minimum tax rules relating to United States federal income taxes are carried forward as alternative minimum tax credits to reduce current tax expense in future years. Under current federal law, alternative minimum tax credits do not expire.


WPS Resources files a consolidated United States income tax return that includes domestic subsidiaries in which its ownership is 80% or more. WPS Resources and its consolidated subsidiaries are parties to a tax allocation arrangement under which each entity determines its income tax provision on a stand-alone basis, after which the effects of federal consolidation are accounted for.

WPS Resources records a reserve for tax contingencies based upon management's assessment of the probabilities that certain deductions or income tax positions may not be sustained when income tax returns are audited by taxing jurisdictions. Our identified tax exposures are discussed below.

WPS Resources and its subsidiaries have routinely been subject to examination by various taxing jurisdictions. The periods currently open for examination include: Internal Revenue Service - 2002 and subsequent tax years, Wisconsin Department of Revenue - 1996 and subsequent tax years, and other state and local taxing jurisdictions - various time periods. At any given time there might be several of these audits open covering multiple tax years. Management has not been informed by any taxing jurisdictions of any material adjustment to any filed or proposed tax position as a result of the on-going examinations.

WPS Resources has submitted a request to have the Internal Revenue Service conduct a pre-filing review of two tax positions related to the 2004 tax return. The first position relates to the value of the Peshtigo River land donated to the WDNR in 2004. The second position relates to the current deductibility of a planned repair that was made to the reactor vessel at Kewaunee in 2004. The IRS has not yet responded to these requests. If the IRS decides not to undertake a pre-filing review, WPS Resources will have to wait for resolution of these positions when they come up for examination post-filing. WPS Resources has recorded a tax benefit with respect to these positions based upon management's assessment of the probability of sustaining the position WPS Resources intends to take in filing its 2004 tax return.

The combined current benefit of Section 29 tax credits and the deferred benefit of alternative minimum tax credits (arising from Section 29 tax credits) is limited to an amount equal to the WPS Resources regular consolidated federal tax liability. In 2004, and in some previous years, this limitation has impacted the amount of the tax benefit recorded as compared to actual Section 29 tax credits produced. WPS Resources has recorded a tax benefit with respect to Section 29 tax credits based upon management's assessment of the probability of sustaining the filing position for federal tax returns.

(q) Excise Taxes--WPS Resources presents revenue net of pass-through taxes on the Consolidated Statements of Income.

(r) Guarantees--Effective January 1, 2003, WPS Resources adopted the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires that the guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

At December 31, 2004, WPSC had an outstanding guarantee to indemnify a third party for certain unrecovered costs related to a utility construction project in the event the project is not completed. At December 31, 2004, the guarantee carries a maximum exposure of $5.3 million. A liability for the fair value of this obligation was not recognized in the Consolidated Balance Sheets of WPSC because the guarantee was issued prior to the effective date for initial measurement and recognition as defined by Interpretation No. 45.

(s) Stock-Based Employee Compensation--WPS Resources has stock-based employee compensation plans, which are described more fully in Note 21, "Stock-Based Compensation." WPS Resources accounts for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Upon grant of stock options, no stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of


the underlying common stock on the date of grant. The following table illustrates the effect on income available for common shareholders and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

(Millions, except per share amounts)	2004	2003	2002
Income available for common shareholders
As reported	$139.7	$94.7	$109.4
Add: Stock-based compensation expense using the intrinsic value method - net of tax	1.4	2.1	1.3
Deduct: Stock-based compensation expense using the fair value method - net of tax	(2.1)	(2.6)	(1.8)
Pro forma	$139.0	$94.2	$108.9

Basic earnings per common share
As reported	$3.74	$2.87	$3.45
Pro forma	3.72	2.85	3.44

Diluted earnings per common share
As reported	$3.72	$2.85	$3.42
Pro forma	3.70	2.84	3.40

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes stock option pricing model assuming:

	2004	2003	2002
Expected life	10 years	10 years	10 years
Risk-free interest rate	4.40%	4.40% to 4.65%	4.43% to 5.57%
Expected dividend yield	5.19%	5.68 % to 6.23%	6.23% to 6.60%
Expected volatility	15.44%	18.25% to 19.97%	19.53% to 20.53%

(t) Cumulative Effect of Change in Accounting Principles--ESI had been applying the accounting standards of Issue No. 98-10, from the first quarter of 2000 until this standard was rescinded by Issue No. 02-03 in October 2002. ESI was defined as a trading company under Issue No. 98-10 and was required to mark all of its energy-related contracts to market. On October 25, 2002, the Emerging Issues Task Force rescinded Issue No. 98-10, thus precluding mark-to-market accounting for energy trading contracts entered into after that date that are not derivatives and requiring a cumulative effect of change in accounting principle to be recorded effective January 1, 2003, for all nonderivative contracts entered into on or prior to October 25, 2002. On January 1, 2003, WPS Resources recorded an after-tax cumulative effect of a change in accounting principle of $3.5 million (primarily related to ESI operations) to increase income available for common shareholders as a result of removing from its balance sheet the mark-to-market effects of those contracts entered into on or prior to October 25, 2002, that do not meet the definition of a derivative under SFAS No. 133. The cumulative effect of adopting this new accounting standard is expected to reverse upon the settlement of the contracts impacted by the standard. Most of this reversal occurred in 2004. The required change in accounting had no impact on the underlying economics or cash flows of the contracts.

The adoption of SFAS No. 143 at PDI on January 1, 2003, resulted in a $0.3 million negative after-tax cumulative effect of change in accounting principle related to recording a liability for the closure of an ash basin at Sunbury.

(u) Reclassifications--We reclassified certain prior year financial statement amounts to conform to the current year presentation.


(v) New Accounting Pronouncements--In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R will be effective for WPS Resources on July 1, 2005. SFAS No. 123R offers companies alternative methods of adopting this standard. At the present time, WPS Resources has not determined which alternative method it will use, or the resulting impact on its financial position or results of operations. However, we do not expect a significant impact when we adopt the standard.

In March 2004, the FASB issued EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost method and investments accounted for under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however, the disclosure requirements were effective for WPS Resources for the year ended December 31, 2004. WPS Resources does not expect the adoption of the accounting provisions of EITF No. 03-01 to have a significant impact on financial position or results of operations.

WPS Resources' investments accounted for under SFAS No. 115 that have unrealized losses at December 31, 2004, were not significant. At December 31, 2004, the aggregate carrying amount of WPS Resources' cost method investments totaled $1.5 million. These investments were not evaluated for impairment because the fair value of the investments was not estimated in accordance with paragraphs 14 and 15 of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," and no events or changes in circumstances were identified that would have had a significant adverse effect on the fair value of those investments.

NOTE 2--FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

Cash, Short-Term Investments, Energy Conservation Loans, Notes Payable, and Outstanding Commercial Paper: The carrying amount approximates fair value due to the short maturity of these investments and obligations.

Nuclear Decommissioning Trusts: Nuclear decommissioning trust investments are recorded at fair value, net of taxes payable on unrealized gains and losses. This represents the amount of assets available to accomplish decommissioning. The nonqualified trust investments designated to pay income taxes when unrealized gains become realized are classified as nuclear decommissioning trusts - other assets.

Long-Term Debt and Preferred Stock: The fair values of long-term debt and preferred stock are estimated based on the quoted market price for the same or similar issues or on the current rates offered to WPS Resources for debt of the same remaining maturity.

Risk Management Activities: Assets and liabilities from risk management activities are recorded at fair value pursuant to SFAS No. 133.

The estimated fair values of our financial instruments as of December 31 were:


(Millions)	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 40.0	$ 40.0	$ 50.7	$ 50.7
Restricted cash	-	-	3.2	3.2
Energy conservation loans	1.6	1.6	1.9	1.9
Nuclear decommissioning trusts	344.5	344.5	332.3	332.3
Nuclear decommissioning trusts - other assets	26.8	26.8	22.5	22.5
Notes payable	12.7	12.7	10.0	10.0
Commercial paper	279.7	279.7	28.0	28.0
Note payable to preferred stock trust	-	-	51.5	51.5
Long-term debt	874.4	925.2	931.2	1,014.7
Preferred stock	51.1	50.0	51.1	49.0
Risk management activities - net	50.0	50.0	12.9	12.9

NOTE 3--RISK MANAGEMENT ACTIVITIES

The following table shows WPS Resources' assets and liabilities from risk management activities as of December 31, 2004 and 2003:
	Assets		Liabilities
(Millions)	2004	2003	2004	2003
Utility Segment
Gas and electric purchase contracts	$ 11.0	$ 8.4	$ -	$ -
Other	-	-	0.6	-
Nonregulated Segments
Commodity and foreign currency contracts	465.3	588.7	435.4	586.4
Fair value hedges	3.8	0.3	2.3	4.0
Cash flow hedges
Commodity contracts	39.8	25.0	22.9	9.0
Interest rate swap	-	-	8.7	10.1
Total	$519.9	$622.4	$469.9	$609.5
Balance Sheet Presentation
Current	$439.5	$518.1	$401.6	$517.3
Long-Term	80.4	104.3	68.3	92.2
Total	$519.9	$622.4	$469.9	$609.5

Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying financial instruments.

Utility Segment

WPSC has entered into a limited number of natural gas and electric purchase contracts that are accounted for as derivatives. The PSCW approved the recognition of a regulatory asset or liability for the fair value of derivative amounts as a result of these contracts. Thus, management believes any gains or losses resulting from the eventual settlement of these contracts will be collected from or refunded to customers.


Nonregulated Segments

The derivatives in the nonregulated segments not designated as hedges are primarily commodity contracts used to manage price risk associated with wholesale and retail natural gas purchase and sale activities, electric energy contracts, and foreign currency contracts used to manage foreign currency exposure related to our nonregulated Canadian businesses. Changes in the fair value of derivatives that have not qualified for hedge accounting are recognized currently in earnings.

Our nonregulated segments also enter into derivative contracts that are designated as either fair value or cash flow hedges. Fair value hedges are used to mitigate the risk of changes in the price of natural gas held in storage. The changes in the fair value of these hedges are recognized currently in earnings, as are the changes in fair value of the hedged items. Fair value hedge ineffectiveness recorded in nonregulated revenue on the Consolidated Statements of Income was not significant in 2004, 2003, or 2002. At December 31, 2004, a mark-to-market gain of $3.0 million related to the changes in the difference between the spot and forward prices of natural gas was excluded from the assessment of hedge effectiveness. This loss was reported directly in earnings.

Cash flow hedges consist of commodity contracts associated with our energy marketing activities and an interest rate swap. The commodity contracts extend through December 2006 and are used to mitigate the risk of cash flow variability associated with the future purchases and sales of natural gas and electricity. To the extent they are effective, the changes in the values of these contracts are included in other comprehensive income, net of deferred taxes. Cash flow hedge ineffectiveness recorded in nonregulated revenue on the Consolidated Statements of Income was not significant in 2004, 2003, or 2002. When testing for effectiveness, no portion of the derivative instruments was excluded. Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings as the related contracts are settled or if the hedged transaction is discontinued. In 2004, we reclassified a $1.9 million gain from other comprehensive income into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions where it was probable that the original forecasted transaction would no longer occur. The amounts reclassified during 2003 and 2002 were not significant. In the next 12 months, subject to changes in market prices of natural gas and electricity, it is expected that $11.5 million will be recognized in earnings due to contracts being settled.

The interest rate swap designated as a cash flow hedge is used to fix the interest rate for the full term of a variable rate loan due in March 2018 used to finance the purchase of Sunbury. Because the swap was determined to be effective, the changes in the value of this contract are included in other comprehensive income, net of deferred taxes. Amounts recorded in other comprehensive income related to this swap will be recognized as a component of interest expense as the interest becomes due. In the next 12 months, we expect to expense $1.8 million, assuming interest rates comparable to those at December 31, 2004, and assuming the hedged transaction continues after Sunbury is sold. (See Note 4, "Assets Held for Sale," for more information). We did not exclude any components of the derivative instrument's change in fair value from the assessment of hedge effectiveness.

NOTE 4--ASSETS HELD FOR SALE

On September 30, 2004, PDI received a letter of termination from Duquesne Power, L.P. related to the previously announced agreement to sell Sunbury to Duquesne for approximately $120 million. Duquesne issued its letter of termination following a determination by the Pennsylvania Public Utility Commission not to reconsider its earlier approved Provider of Last Resort plan, which Duquesne believed did not satisfy a closing condition in the agreement. PDI is progressing with a sale process using an investment banking advisor, and anticipates being able to complete the sale of Sunbury in 2005. This facility currently sells power on a wholesale basis, and previously provided energy for a 200-megawatt around-the-clock outtake contract that expired on December 31, 2004. The sale of Sunbury will enable WPS Resources to reduce uncontracted merchant exposure and redeploy capital into markets with different risk profiles.


In December 2004, PDI completed the sale of certain silt reserves that were utilized in the operation of Sunbury. Consideration consisted of an up-front payment of $1.4 million and possible future payments based upon future silt extraction. The sale of the silt reserves resulted in a loss of $0.1 million.

At December 31, 2004, and 2003, the assets and liabilities associated with Sunbury have been classified as held for sale in accordance with SFAS No. 144, which requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amount or fair value, less costs to sell, and cease being depreciated. Based upon consideration of all information available, no adjustments to write down assets held for sale were required during the years ended December 31, 2004, and 2003.

The major classes of assets and liabilities held for sale are as follows at December 31:
(Millions)	2004	2003
Inventories	$ 7.3	$ 4.2
Other current assets	5.4	5.1
Property, plant, and equipment, net	74.7	71.5
Other assets (includes emission credits)	32.2	35.6
Assets held for sale	$119.6	$116.4

Other current liabilities	$ 0.6	$ 0.6
Asset retirement obligations	2.2	2.1
Liabilities held for sale	$ 2.8	$ 2.7

PDI financed Sunbury with equity from WPS Resources and debt financing, including non-recourse debt and a related interest rate swap. The interest rate swap is designated as a cash flow hedge and, as a result, the mark-to-market loss has been recorded as a component of other comprehensive income. If management determines that the hedged transactions (i.e., future interest payments on the debt) will not continue after the sale, WPS Resources will be required to recognize the amount accumulated within other comprehensive income ($5.2 million net of tax at December 31, 2004) currently in earnings. No such determination has been made at December 31, 2004.

A summary of the components of discontinued operations recorded in the Consolidated Statements of Income for the years ended December 31 was as follows:
(Millions)	2004	2003	2002
Nonregulated revenue	$ 60.2	$ 81.2	$ 87.2
Operating expenses	(80.7)	(97.7)	(91.3)
Other income	4.3	-	-
Interest expense	(5.5)	(6.2)	(5.8)
Loss before taxes	(21.7)	(22.7)	(9.9)
Income tax benefit	(8.3)	(6.7)	(3.9)
Discontinued operations, net of tax	$(13.4)	$(16.0)	$ (6.0)

Interest expense represents the non-recourse term loans directly related to Sunbury.

A summary of the components of the change in cash and cash equivalents related to discontinued operations recorded in the Consolidated Statements of Cash Flows for the years ended December 31 are as follows:
(Millions)	2004	2003	2002
Net cash operating activities	$(12.2)	$(3.2)	$ 5.5
Net cash investing activities	(2.4)	(3.4)	(19.4)
Net cash financing activities	(3.3)	(3.0)	(2.9)
Change in cash and cash equivalents	$(17.9)	$(9.6)	$(16.8)


During 2004, 2003, and 2002 cash paid for interest associated with the non-recourse debt of discontinued operations was $5.4 million, $5.5 million, and $5.8 million, respectively.

NOTE 5--PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following utility, nonutility, and nonregulated assets.

(Millions)	2004	2003
Electric utility	$2,409.4	$2,288.9
Gas utility	510.0	457.2
Total utility plant	2,919.4	2,746.1
Less: Accumulated depreciation	1,260.9	1,200.8
Net	1,658.5	1,545.3
Construction in progress	154.5	89.3
Nuclear fuel, less accumulated amortization	24.6	20.3
Net utility plant	1,837.6	1,654.9

Nonutility plant	19.5	20.3
Less: Accumulated depreciation	5.3	4.9
Net nonutility plant	14.2	15.4

Electric nonregulated	163.0	161.2
Gas nonregulated	6.6	7.0
Other nonregulated	20.1	20.8
Total nonregulated property, plant, and equipment	189.7	189.0
Less: Accumulated depreciation	38.9	30.6
Net nonregulated property, plant, and equipment	150.8	158.4
Total property, plant, and equipment	$2,002.6	$1,828.7

NOTE 6--ACQUISITIONS AND SALES OF ASSETS

Sale of Peshtigo River Lands

On October 5, 2004, WPSC sold at auction 279 acres of Peshtigo River development lands for $12.2 million. Under terms of a multi-phase agreement reached with the WDNR in 2001 related to lands near the Peshtigo River, the WDNR bought more than 5,000 acres of land for $13.5 million in 2001. In December 2003, WPSC sold an additional 542 acres of land to the WDNR for $6.5 million. WPSC completed the multi-phase agreement with the sale of 179 acres for $5.0 million to the WDNR on December 9, 2004. Following the close of this final phase of the WDNR agreement, WPSC donated an additional 5,176 acres to the state. The sales are a part of our asset management strategy.

Wausau, Wisconsin, to Duluth, Minnesota, Transmission Line

On April 18, 2003, the PSCW approved WPSC's request to transfer its interest in the Wausau, Wisconsin, to Duluth, Minnesota, transmission line to ATC in exchange for an ownership interest in the company. ATC is a for-profit transmission-only company created by the transfer of transmission assets previously owned by multiple electric utilities serving the upper Midwest. WPSC sold, at book value, approximately $20.1 million of assets related to the Wausau to Duluth transmission line to ATC in June 2003. No gain or loss was recognized on the transaction. In December 2003, WPSC also transferred other transmission assets to ATC, increasing its investment an additional $5.9 million. In 2004 and 2003, WPS Resources invested $15.7 million and $14.0 million, respectively, in ATC, related to its agreement to fund approximately half of the Wausau, Wisconsin, to Duluth, Minnesota, transmission line. At December 31,


2004, WPS Resources' ownership interest in ATC was 22.64%. Our investment in ATC is described more fully in Note 10, "Investments in Affiliates, at Equity Method."

Advantage Energy Inc.

On July 1, 2004, ESI acquired all of the outstanding stock of Advantage Energy Inc., a New York based energy-marketing company founded in 1997. On the date of acquisition, Advantage served approximately 8,200 residential and commercial customers with a peak load of approximately 275 megawatts. Consideration for the purchase consisted of an initial cash payment for the tangible and intangible net worth of the company and an earn-out with a maximum cap and a declining percentage to the seller. Payments under the earn-out will be made on July 1, 2005, 2006 and 2007.

Kewaunee

On November 7, 2003, WPSC and Wisconsin Power and Light Company entered into an agreement to sell Kewaunee to a subsidiary of Dominion Resources, Inc. The transaction is subject to approvals from various regulatory agencies, of which all major approvals have been obtained, except for approval by the PSCW. The Commission rejected the sale on November 19, 2004; however, WPSC, Wisconsin Power and Light Company, and Dominion offered a proposal addressing the Commission's concerns in December 2004. In January 2005, the Commission agreed to reconsider its decision on this transaction, and we anticipate a decision by the Commission in March 2005.

If the Commission approves the proposed transaction, WPSC estimates that its share of the cash proceeds from the sale will approximate $130 million, subject to various post-closing adjustments. The cash proceeds from the sale are expected to slightly exceed the carrying value of the WPSC assets being sold. In addition to the cash proceeds, WPSC will retain ownership of the assets contained in its non-qualified decommissioning trust, one of two funds that were established to cover the eventual decommissioning of Kewaunee. The pretax fair value of the non-qualified decommissioning trust's assets at December 31, 2004, was $129.4 million. Dominion will assume responsibility for the eventual decommissioning of Kewaunee and will receive WPSC's qualified decommissioning trust assets that had a pretax fair value of $241.9 million at December 31, 2004. WPSC has requested deferral of the gain expected to result from this transaction and related costs from the PSCW. Accordingly, WPSC anticipates most of the gain on the sale of the plant assets and the related non-qualified decommissioning trust assets will be deferred and returned to customers under future rate orders.

As of December 31, 2004, WPSC's share of the carrying value of the assets and liabilities included within the sale agreement was as follows:

(Millions)	2004

Property, plant, and equipment, net	$177.9
Qualified decommissioning trust fund	241.9
Other current assets	5.3
Total assets	$425.1

Regulatory liabilities	$ (55.9)
Asset retirement obligations	363.9
Total liabilities	$308.0

The assets and liabilities disclosed above do not meet the criteria to be classified as held for sale on the Consolidated Balance Sheets under the provisions of SFAS No. 144 due to uncertainties inherent in the regulatory approval process.

Assuming the closing of the sale, WPSC will enter into a long-term power purchase agreement with Dominion to purchase energy and capacity virtually equivalent to the amounts that would have been


received had current ownership in Kewaunee continued. The power purchase agreement, which also will require regulatory approval, will extend through 2013 when the plant's current operating license will expire. Fixed monthly payments under the power purchase agreement will approximate the expected costs of production had WPSC continued to own the plant. Therefore, management believes that the sale of Kewaunee and the related power purchase agreement will provide more price certainty for WPSC's customers and reduce our risk profile. In April 2004, WPSC entered into an exclusivity agreement with Dominion. Under this agreement, if Dominion decides to extend the operating license of Kewaunee, Dominion agreed to negotiate only with WPSC for its share of the plant output for a new power purchase agreement that would extend beyond Kewaunee's current operating license termination date. This agreement allows for the same exclusivity rights for Wisconsin Power and Light and its share of output of the plant. The exclusivity period will start on the closing date of the sale and extend through December 21, 2011.

Guardian Pipeline

On May 30, 2003, WPS Resources purchased a one-third interest in Guardian Pipeline, LLC from CMS Gas Transmission Company for approximately $26 million. Guardian Pipeline owns a natural gas pipeline, which began operating in 2002, that stretches about 140 miles from near Joliet, Illinois, into southern Wisconsin. The pipeline can transport up to 750 million cubic feet of natural gas daily. Our interest in Guardian Pipeline is accounted for as an equity method investment and is described more fully in Note 10, "Investments in Affiliates, at Equity Method."

Quest Energy, LLC

Through 2002, WPS Resources provided financial support and energy supply services to a third party, Quest Energy, LLC, a Michigan limited liability company that markets electric power to retail customers in Michigan. Financial support was in the form of wholesale electric sales extended without generally required credit assurances, an interest-bearing note including an equity conversion option with an initial maturity date of May 2005, and trade credit indebtedness, all secured by the assets of Quest. ESI reported revenues related to wholesale electric sales to Quest of $1.4 million in 2002. In November 2002, Quest Energy Holdings, LLC, an independent Michigan limited liability company and owner of Quest Energy, LLC, appointed ESI as manager of Quest Energy LLC. The appointment as manager, as well as other factors, including the provision of substantial financial support, resulted in the consolidation of Quest's financial statements with those of WPS Resources as of December 31, 2002. WPS Resources assigned the equity conversion option to ESI on January 29, 2003, and ESI acquired a 100% ownership interest in Quest. ESI used the purchase accounting method to account for this acquisition. There was no cash consideration paid; therefore, the purchase price of $0.7 million was equivalent to the carrying value of the note receivable from Quest on December 31, 2002.

De Pere Energy Center

On December 16, 2002, WPSC completed the purchase of the 180-megawatt De Pere Energy Center from Calpine Corporation, a California-based independent power producer. Prior to this purchase, the power from the De Pere Energy Center was under long-term contract to WPSC and was accounted for as a capital lease. This power purchase agreement required Calpine to expand the facility in the future. The agreement became uneconomical in the current market, and the contract was terminated concurrent with the purchase of the De Pere Energy Center. The $120.4 million purchase included a $72.0 million payment upon closing and a $48.4 million payment in December 2003. As a result of the purchase, the capital lease obligation was reversed and the difference between the capital lease asset and the $120.4 million purchase price was recorded as a regulatory asset. Of the $47.8 million regulatory asset initially recorded, $45.6 million is under the jurisdiction of the PSCW and is being amortized over a 20-year period beginning on January 1, 2004. Amortization of the remaining regulatory asset, which is under the jurisdiction of FERC and the MPSC, began in 2003 and will also occur over 20 years.


The transaction also includes a power purchase agreement with Calpine Corporation for capacity and energy from the Fox Energy Center, which is currently under construction near Kaukauna, Wisconsin. The agreement calls for WPSC to purchase 150 megawatts of capacity beginning on June 1, 2005, escalating to 470 megawatts of capacity on June 1, 2006, until May 31, 2015, when it decreases to 235 megawatts. On May 31, 2016, the agreement terminates.  Under the agreement, WPSC will also be responsible for fuel supply to the facility over the life of the agreement. The new power purchase agreement is contingent on timely plant construction and does not meet the requirements of a capital lease. At this time, WPSC believes Calpine will fulfill its contractual commitments, including a June 1, 2005 project in-service date.

ECO Coal Pelletization #12

As a result of several transactions in 2001, PDI became the sole member of ECO Coal Pelletization #12 LLC, which contributed 100% of its synthetic fuel producing machinery to a newly formed entity in exchange for cash and a one-third ownership interest in the newly formed entity that produces synthetic fuel from coal qualifying for tax credits under Section 29 of the Internal Revenue Code.

These transactions generated a pre-tax gain of $40.2 million, of which $38.0 million had been deferred as of December 31, 2001, as a result of certain rights of rescission and put options that were granted to the buyer. The rights of rescission and the put options expired in 2002 and, as a result, PDI recognized all of the $38.0 million deferred gain in miscellaneous income on the Consolidated Statement of Income in 2002.

The actual payments for the purchase of the former partner's interest in ECO #12 were contingent upon the same provisions referred to above. As a result, $21.3 million was originally held in escrow and was released proportionately as the respective rescission rights and put options expired. At December 31, 2002, this escrow had a balance of $3.5 million, $2.7 million of which was released in 2003 as the remaining contingencies, not related to the recognition of the deferred gain, expired. As a result of negotiations with our former partner, the remaining $0.8 million was released to PDI and recorded as a gain, within miscellaneous income, in 2003.

On December 19, 2002, PDI sold an approximate 30% interest in ECO #12 to a third party. The buyer purchased the Class A interest in ECO #12, which gives the buyer a preferential allocation of tons of synthetic fuel produced and sold annually. The buyer may be allocated additional tons of synthetic fuel if PDI makes them available, but neither party is obligated beyond the required annual allocation of tons. The buyer's share of losses generated from the synthetic fuel operation, $3.4 million in 2004, is recorded as minority interest in the Consolidated Statements of Income.

PDI received consideration of $3.0 million cash, as well as a fixed note and a variable note for the second sale transaction. Payments under the variable note are contingent upon the achievement of specified levels of synthetic fuel production by the facility. In conjunction with the sale, PDI agreed to make certain payments to a third-party broker, consisting of an up-front payment of $1.5 million (which was paid at the time of closing), $1.4 million in 2003, and $1.9 million in 2004. A deferred gain of $6.9 million and $9.2 million was reflected on PDI's balance sheet at December 31, 2004, and 2003, respectively. This deferred gain represents the present value of future payments under the fixed note and the up-front cash payments net of transaction costs. It does not include an amount for the variable note, which is contingent upon the synthetic fuel production. Payments on the variable note are a function of fuel production and are recognized as a component of the gain when received. Pre-tax gains of $7.5 million and $7.6 million were recognized as a component of miscellaneous income in 2004 and 2003, respectively, related to this transaction. Similar gains are expected to result from this transaction through 2007. There was no gain recognized in 2002 from the 2002 sale.

Canadian Retail Gas Business

On November 1, 2002, ESI entered into an agreement to purchase a book of retail natural gas business in the Canadian provinces of Quebec and Ontario. Consideration for the purchase consisted of an earn-out


to the seller based on a percentage of gross margins on the volume of natural gas delivered to certain customers during a two-year period ending October 31, 2004. The earn-out was equivalent to fixed percentages of gross margin realized over this two-year period for customers already under contract and for customers appearing on the acquired customer list who entered into a contract with ESI subsequent to the date of purchase. Total consideration paid amounted to $0.9 million. This transaction was accounted for using the purchase method of accounting; therefore, the results of operations are included in the financial statements presented for WPS Resources only since the acquisition date. There was no goodwill recorded in the acquisition as the purchase price approximated the fair value of the acquired assets and liabilities. The business is part of the operations of WPS Energy Services of Canada Corp., a subsidiary of ESI, which was created in October 2002.

WPS Empire State, Inc.

Effective June 1, 2002, PDI acquired a business, now called WPS Empire State, which owns three power plants and associated assets in upstate New York with a combined nameplate capacity of 259 megawatts. PDI used the purchase method of accounting to account for the acquisition. The operations of WPS Empire State are included in the financial statements presented for WPS Resources for all periods beginning June 1, 2002, but do not have a material impact. The purchase price, including acquisition costs, was $61.1 million. There was no goodwill recorded in this acquisition, as the purchase price approximated the fair value of the acquired assets and liabilities.

NOTE 7--JOINTLY OWNED UTILITY FACILITIES

Information regarding WPSC's share of major jointly owned electric-generating facilities in service at December 31, 2004, is set forth below:
(Millions, except for percentages)	West Marinette Unit No. 33	Columbia Energy Center	Edgewater Unit No. 4	Kewaunee
Ownership	68.0%	31.8%	31.8%	59.0%
WPSC's share of plant nameplate capacity (megawatts)	56.8	335.2	105.0	358.7
Utility plant in service	$18.0	$132.2	$30.4	$270.1(1)
Accumulated depreciation	$ 7.9	$ 85.0	$17.7	$189.5(1)
In-service date	1993	1975 and 1978	1969	1974

(1) Excludes asset retirement obligation asset and related accumulated depreciation.

WPSC's share of direct expenses for these plants is included in the corresponding operating expenses in the Consolidated Statements of Income. WPSC has supplied its own financing for all jointly-owned projects.

NOTE 8--NUCLEAR PLANT OPERATION

On November 7, 2003, WPSC and Wisconsin Power and Light Company entered into an agreement to sell Kewaunee to a subsidiary of Dominion Resources, Inc. The transaction is subject to approvals from various regulatory agencies, of which all major approvals have been obtained, except for approval by the PSCW. The PSCW rejected the sale on November 19, 2004. However, WPSC, Wisconsin Power and Light Company, and Dominion Resources, Inc. offered a proposal addressing the PSCW's concerns in December 2004. In January 2005, the PSCW agreed to reconsider its decision on this transaction, and we expect a decision to be rendered in March 2005. See Note 6, "Acquisitions and Sales of Assets," for more information on the transaction.

The quantity of heat produced for the generation of electric energy by Kewaunee is the basis for the amortization of the costs of nuclear fuel, including an amount for ultimate disposal. These costs are recovered currently from customers in rates. The ultimate storage of fuel is the responsibility of the United States Department of Energy pursuant to a contract required by the Nuclear Waste Act of 1982. The Department of Energy receives quarterly payments for the storage of fuel based on generation.


Payments from WPSC to the Department of Energy totaled $2.6 million, $2.3 million, and $2.0 million, during 2004, 2003, and 2002 respectively.

On an interim basis, spent nuclear fuel storage space is provided at Kewaunee. Expenses associated with interim spent fuel storage at Kewaunee are recognized as current operating costs. At current production levels, the plant has sufficient storage for all fuel assemblies until 2009 with full core offload. Additional capacity will be needed by 2010 to maintain full core offload capability for fuel assemblies in use at the end of its current license in 2013.

The accumulated provision for nuclear fuel, which represents nuclear fuel purchases and amortization, totaled $273.0 million at December 31, 2004, and $265.1 million at December 31, 2003.

For information on the depreciation policy for Kewaunee, see Note 1(h), "Property, Plant, and Equipment."

WPSC's share of nuclear decommissioning costs to date has been accrued over the estimated service life of Kewaunee, recovered currently from customers in rates, and deposited in external trusts. Such costs totaled $0.3 million in 2004, $3.0 million in 2003, and $2.6 million in 2002. In developing our decommissioning funding plan, we assumed a long-term after-tax earnings rate of approximately 5%.

As of December 31, 2004, the market value of the external nuclear decommissioning trusts totaled $344.5 million, net of tax.

As part of the anticipated sale of Kewaunee, WPSC will transfer its qualified nuclear decommissioning trust assets to Dominion. WPSC will retain the nonqualified trust assets, which totaled $129.4 million pretax ($102.5 million net of tax) at December 31, 2004. The funds collected from customers for the decommissioning obligation related to the nonqualified trust are expected to be refunded to customers in accordance with yet-to-be-determined regulatory guidelines. Also in conjunction with the anticipated sale, the PSCW suspended funding into the retail jurisdiction of WPSC's decommissioning trusts for 2004. For the wholesale jurisdiction, funding during 2004 was $0.3 million.

In the fourth quarter of 2003, WPSC changed its investment strategy for its qualified trust and placed the assets in short-term investments. This was done to reduce volatility in the value of the trust for the anticipated transfer to Dominion at the time of closing of the Kewaunee sale. A condition of the sale specifies a minimum amount of qualified trust assets to be transferred. This liquidation and reinvestment resulted in a sizable increase in realized earnings for 2003 and a corresponding increase in depreciation expense. It also resulted in a sizable decrease in the percent of investments held in equity securities compared to prior years.

Investments in the nuclear decommissioning trusts are recorded at fair value. Investments at December 31, 2004, consisted of 71% cash and cash equivalents and 29% equity securities. The investments are presented net of related income tax effects on unrealized gains, and represent the amount of assets available to accomplish decommissioning. The nonqualified trust investments designated to pay income taxes when unrealized gains become realized are classified as other assets. At December 31, 2004, the amount classified as other assets was $26.8 million. An offsetting regulatory liability reflects the expected reduction in future rates as unrealized gains in the nonqualified trust are realized. Information regarding the cost and fair value of the external nuclear decommissioning trusts, net of tax is set forth below:


2004 Security Type (Millions)	Fair Value	Cost	Unrealized Gain

Cash and cash equivalents	$243.9	$243.9	$ -
Equity	100.6	60.6	40.0
Balance at December 31	$344.5	$304.5	$40.0

2003 Security Type (Millions)	Fair Value	Cost	Unrealized Gain

Fixed income	$239.7	$239.6	$ 0.1
Equity	92.6	59.1	33.5
Balance at December 31	$332.3	$298.7	$33.6

Future decommissioning costs collected in customer rates and a charge for realized earnings from external trusts are included in depreciation expense. Realized trust earnings totaled $5.5 million in 2004, $38.7 million in 2003, and $1.7 million in 2002. In 2002, unrealized gains and losses, net of taxes, in the external trusts were reflected as changes to the decommissioning reserve, since decommissioning expense is recognized as the gains and losses are realized, in accordance with regulatory requirements.

If the sale is not consummated, WPSC's share of Kewaunee decommissioning, based on its 59% ownership interest, is estimated to be $350 million in current (2004) dollars based on a site-specific study. The study was performed in 2002 by an external consultant and is used as the basis for calculating regulatory funding requirements. The study uses several assumptions, including immediate dismantlement as the method of decommissioning and plant shutdown in 2013. Based on the standard cost escalation assumptions reflected in our current funding plan, which were determined based on the requirements of a July 1994 PSCW order, the undiscounted amount of WPSC's share of decommissioning costs forecasted to be expended between the years 2013 and 2037 is $929 million if the sale is not consummated. See Note 6, "Acquisitions and Sales of Assets," for further discussion of the pending sale of Kewaunee.

Beginning January 1, 2003, we adopted SFAS No. 143. This statement applies to all entities with legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or normal operation of that asset. We have identified the final decommissioning of Kewaunee as an asset retirement obligation and have recorded an asset retirement obligation of $363.9 million at December 31, 2004. This amount is based on several significant assumptions, including the scope of decommissioning work performed, the timing of future cash flows, and inflation and discount rates. Some of these assumptions differ significantly from the assumptions authorized by the PSCW to calculate the nuclear decommissioning liability for funding purposes. For more information on SFAS No. 143 and its impact on Kewaunee refer to Note 15, "Asset Retirement Obligations."

NOTE 9--REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities are reflected in our consolidated balance sheets as of December 31:


WPS Resources' Regulatory Assets/Liabilities (Millions)	2004	2003

Regulatory assets
Environmental remediation costs (net of insurance recoveries)	$ 72.7	$ 41.0
De Pere Energy Center	45.3	47.7
Deferred nuclear costs	10.9	4.9
Plant related costs	6.5	2.6
Minimum pension liability	6.4	15.2
Reserve for uncollectible accounts	5.5	4.4
Unamortized loss on debt	2.4	1.4
Automated meter reading costs	1.8	4.5
Funding for enrichment facilities	1.8	2.4
Other	7.6	3.6
Total	$160.9	$127.7

Regulatory liabilities
Cost of removal reserve	$186.2	$180.0
Asset retirement obligations	46.6	66.9
Unrealized gain on decommissioning trust	26.8	22.5
Income tax related items	11.2	11.8
Derivatives	11.0	8.4
Deferred gain on emission allowance sales	3.7	5.1
Deferred ATC costs	1.6	3.4
Demand-side management expenditures	1.1	5.3
Interest from tax refunds	-	0.7
Other	0.1	0.3
Total	$288.3	$304.4

Our utility subsidiaries expect to recover their regulatory assets and return their regulatory liabilities through rates charged to customers based on specific ratemaking decisions or precedent for each item over periods specified by the regulators or over the normal operating period of the assets and liabilities to which they relate. Except for amounts expended for manufactured gas plant remediation, WPSC is recovering carrying costs for all regulatory assets. UPPCO may recover carrying costs on environmental regulatory assets. Based on prior and current rate treatment for such costs, we believe it is probable that WPSC and UPPCO will continue to recover from customers the regulatory assets described above.

See Note 6, "Acquisitions and Sales of Assets;" Note 15, "Asset Retirement Obligations;" Note 16, "Income Taxes;" and Note 18, "Employee Benefit Plans," for specific information on regulatory deferrals related to the De Pere Energy Center, asset retirement obligations and cost of removal, income taxes, and pensions. See Note 17, "Commitments and Contingencies," for information on environmental remediation deferred costs.

NOTE 10--INVESTMENTS IN AFFILIATES, AT EQUITY METHOD

Investments in corporate joint ventures and other companies accounted for under the equity method at December 31, 2004, and 2003 follow.
(Millions)	2004	2003
ATC, LLC	$113.4	$ 79.9
Guardian Pipeline, LLC	29.0	27.4
Wisconsin River Power Company	12.8	12.8
Other	6.8	4.9
Investments in affiliates, at equity method	$162.0	$125.0


Investments in affiliates under the equity method are a component of other assets on the Consolidated Balance Sheets, and the equity income is recorded in miscellaneous income on the Consolidated Statements of Income. Most of the equity income is taxable to the investor, rather than the investees, due to the nontaxable nature of several of the investees' business structures. Accordingly, the provision for income taxes includes our taxes on this equity income.

WPS Investments, LLC, a consolidated subsidiary of WPS Resources, had a 22.64% ownership interest in ATC at December 31, 2004. ATC is a for-profit, transmission-only company. It owns, maintains, monitors, and operates, electric transmission assets in portions of Wisconsin, Michigan, and Illinois. Its assets previously were owned and operated by multiple electric utilities serving the upper Midwest, all of which transferred their transmission assets to ATC in exchange for an ownership interest. A Wisconsin law encouraged utilities in the state to transfer ownership and control of their transmission assets to a state-wide transmission company. The Midwest Independent System Operator directs ATC's operation of the transmission system.

During 2003, WPSC made additional contributions and sold the Wausau, Wisconsin, to Duluth, Minnesota, transmission line to ATC. See Note 6, "Acquisitions and Sales of Assets," for more information on these transactions.

WPSC and UPPCO record related-party transactions for services provided to and network transmission services received from ATC. Charges to ATC for services provided by WPSC were $9.3 million, $14.4 million, and $12.9 million in 2004, 2003, and 2002, respectively. UPPCO charged $6.7 million, $4.8 million, and $4.5 million in 2004, 2003, and 2002, respectively for services provided. Network transmission service costs paid to ATC by WPSC were $42.6 million, $33.6 million, and $31.0 million in 2004, 2003, and 2002, respectively. UPPCO recorded network transmission service costs of $4.0 million, $4.2 million, and $4.9 million in 2004, 2003, and 2002, respectively.

WPS Resources recorded dividends received of $11.7 million and $7.5 million from ATC in 2004 and 2003, respectively.

Condensed financial data of ATC follows.

(Millions)	2004	2003	2002
Income statement data
Revenues	$ 262.8	$225.6	$205.3
Operating expenses	(157.7)	(139.5)	(131.1)
Other income (expense)	(26.9)	(23.4)	(20.1)
Net income	$ 78.2	$ 62.7	$ 54.1

WPS Investment's equity in net income	$ 16.0	$ 10.1	$ 7.9

Balance sheet data
Current assets	$ 30.1	$ 33.1	$ 40.7
Non-current assets	1,156.5	927.3	754.3
Total assets	$1,186.6	$960.4	$795.0

Current liabilities	$ 194.4	$ 66.6	$ 46.9
Long-term debt	448.5	448.2	348.0
Other non-current liabilities	6.7	12.9	6.6
Shareholders' equity	537.0	432.7	393.5
Total liabilities and shareholders' equity	$1,186.6	$960.4	$795.0

WPSC owns 50% of the voting stock of Wisconsin River Power Company, which operates two hydroelectric plants on the Wisconsin River and an oil-fired combustion turbine. Two-thirds of the energy output of the hydroelectric plants is sold to WPSC, and the remaining one-third is sold to Wisconsin Power


and Light. The electric power from the combustion turbine is sold in equal parts to WPSC and Wisconsin Power and Light.

WPSC records related party transactions for sales to and purchases from Wisconsin River Power. Revenues from services provided to Wisconsin River Power were $1.1 million, $1.4 million, and $1.5 million for 2004, 2003, and 2002, respectively. Purchases from Wisconsin River Power by WPSC were $3.2 million, $2.3 million, and $2.1 million for 2004, 2003, and 2002, respectively.

WPSC recorded dividends received of $6.0 million and $1.5 million from Wisconsin River Power in 2004 and 2003, respectively.

Condensed financial data of Wisconsin River Power follows.

(Millions)	2004	2003	2002
Income statement data
Revenues	$ 7.5	$ 6.7	$ 6.4
Operating expenses	(5.5)	(5.0)	(4.9)
Other income (expense)	10.4	7.7	4.2
Net income	$12.4	$ 9.4	$ 5.7

WPSC's equity in net income	$ 6.2	$ 4.7	$ 2.7

Balance sheet data
Current assets	$ 9.0	$ 8.3	$ 3.6
Non-current assets	20.1	19.9	20.1
Total assets	$29.1	$28.2	$23.7

Current liabilities	$ 1.0	$ 1.1	$ 3.5
Other non-current liabilities	2.5	1.7	1.0
Shareholders' equity	25.6	25.4	19.2
Total liabilities and shareholders' equity	$29.1	$28.2	$23.7

WPS Investments, LLC, a consolidated subsidiary of WPS Resources, purchased a 33% ownership interest in Guardian Pipeline, LLC on May 30, 2003. Guardian Pipeline owns a natural gas pipeline, which began operating in 2002, that stretches about 140 miles from near Joliet, Illinois, into southern Wisconsin. It can transport up to 750 million cubic feet of natural gas daily.

ESI records related party transactions for purchases from Guardian Pipeline. These purchases amounted to $0.4 million and $0.1 million for 2004 and 2003, respectively.

Condensed financial data of Guardian Pipeline, LLC as of December 31 and for the year ended December 31, 2004, and the period from May 30, 2003, to December 31, 2003, follows.


(Millions)	2004	2003
Income statement data
Revenues	$ 35.2	$ 20.6
Operating expenses	(16.8)	(3.1)
Other income (expense)	(13.4)	(13.8)
Net income	$ 5.0	$ 3.7

WPS Investment's equity in net income	$ 1.7	$ 1.2

Balance sheet data
Current assets	$ 5.0	$ 7.4
Non-current assets	268.4	272.3
Total assets	$273.4	$279.7

Current liabilities	$ 18.1	$ 21.6
Long-term debt	157.8	165.6
Shareholder's equity	97.5	92.5
Total liabilities and shareholders' equity	$273.4	$279.7

Other investments accounted for under the equity method include WPS Nuclear Corporation's (a consolidated subsidiary of WPS Resources) investment in Nuclear Management Company and other minor investments. The Nuclear Management Company is owned by affiliates of five utilities in the upper Midwest and operates the six nuclear power plants of these utilities. At December 31, 2004, WPS Nuclear Corporation's ownership in Nuclear Management Company was 20%. WPSC recorded related party transactions for services provided by Nuclear Management Company for the management and operation of Kewaunee. Management service fees paid to Nuclear Management Company by WPSC were $26.7 million, $25.6 million, and $24.7 million in 2004, 2003, and 2002, respectively.

NOTE 11--GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill recorded by WPS Resources was $36.8 million at December 31, 2004, and 2003. Of this amount, $36.4 million is recorded in WPSC's natural gas segment relating to its merger with Wisconsin Fuel and Light. In 2003, WPSC transferred $0.9 million from a regulatory acquisition premium (previously classified as property, plant, and equipment) to goodwill. The increase in goodwill reflected an adjustment to the amount of recoverable goodwill from the Wisconsin Fuel and Light merger allowed by the PSCW in its March 2003 rate order. The remaining $0.4 million of goodwill relates to PDI.

Goodwill and purchased intangible assets are included in other assets on the Consolidated Balance Sheets. Emission credits are recorded at the lower of cost or market. Information in the tables below relates to total purchased identifiable intangible assets for the years indicated (excluding assets held for sale).


(Millions)	December 31, 2004
Asset Class	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Emission credits	1 to 30	$ 6.9	$(0.9)	$ 6.0
Customer related	1 to 8	11.2	(4.6)	6.6
Other	1 to 30	4.2	(1.6)	2.6
Total		$22.3	$(7.1)	$15.2

(Millions)	December 31, 2003
Asset Class	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Emission credits	1 to 30	$ 7.4	$(1.1)	$6.3
Customer related	1 to 5	3.7	(3.0)	0.7
Other	1 to 30	3.3	(0.6)	2.7
Total		$14.4	$(4.7)	$9.7

A customer related intangible asset in the amount of $7.3 million was recorded in conjunction with the July 1, 2004 acquisition of Advantage Energy. This intangible asset will be amortized over a period of eight years.

Intangible asset amortization expense, in the aggregate, for the years ended December 31, 2004, and 2003 was $2.4 million and $1.7 million, respectively.

Estimated Amortization Expense:

For year ending December 31, 2005	$2.7 million
For year ending December 31, 2006	2.2 million
For year ending December 31, 2007	2.1 million
For year ending December 31, 2008	1.9 million
For year ending December 31, 2009	1.6 million

NOTE 12--LEASES

WPS Resources leases various property, plant, and equipment. Terms of the leases vary, but generally require WPS Resources to pay property taxes, insurance premiums, and maintenance costs associated with the leased property. Rental expense attributable to operating leases was $5.7 million, $5.2 million, and $5.1 million in 2004, 2003, and 2002 respectively. Future minimum rental obligations under non-cancelable operating leases, are payable as follows:

Year ending December 31 (Millions)

2005	$ 4.2
2006	2.3
2007	2.2
2008	2.0
2009	1.6
Later years	5.9
Total payments	$18.2


NOTE 13--SHORT-TERM DEBT AND LINES OF CREDIT

WPS Resources has a syndicated $225 million 364-day revolving credit facility and a $175 million 364-day bi-lateral loan agreement. WPSC has syndicated a $115 million 364-day revolving credit facility, to provide short-term borrowing flexibility and security for commercial paper outstanding.

The information in the table below relates to short-term debt and lines of credit for the years indicated.
(Millions, except for percentages)	2004	2003	2002
As of end of year
Commercial paper outstanding	$279.7	$28.0	$16.0
Average discount rate on outstanding commercial paper	2.46%	1.15%	1.35%
Short-term notes payable outstanding	$12.7	$10.0	$13.8
Average interest rate on short-term notes payable	2.52%	1.12%	1.22%
Available (unused) lines of credit	$161.9	$288.9	$264.5
For the year
Maximum amount of short-term debt	$312.5	$194.2	$133.4
Average amount of short-term debt	$75.3	$104.3	$59.7
Average interest rate on short-term debt	1.82%	1.38%	1.73%

The commercial paper has varying maturity dates ranging from January 4, 2005, through January 25, 2005.


NOTE 14--LONG-TERM DEBT
At December 31 (Millions)		2004	2003
First mortgage bonds - WPSC
Series	Year Due
6.90%	2013	$ 22.0	$ 22.0
7.125%	2023	0.1	50.0

Senior notes - WPSC
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
4.80%	2013	125.0	125.0
6.08%	2028	50.0	50.0

First mortgage bonds - UPPCO
Series	Year Due
10.0%	2008	-	0.9
9.32%	2021	15.3	16.2

Unsecured senior notes - WPS Resources
Series	Year Due
7.00%	2009	150.0	150.0
5.375%	2012	100.0	100.0

Term loans - nonrecourse, collateralized by nonregulated assets		82.3	87.2
Tax exempt bonds		27.0	27.0
Senior secured note		2.7	2.9
Total		874.4	931.2
Unamortized discount and premium on bonds and debt		(2.0)	(2.7)
Total long-term debt		872.4	928.5
Less current portion		(6.7)	(56.6)
Total long-term debt		$865.7	$871.9

On January 19, 2004, WPSC retired $49.9 million of its 7.125% series first mortgage bonds. These bonds had an original maturity date of July 1, 2023.

All of WPSC's debt securities are subject to the terms and conditions of the First Mortgage of WPSC. Under the terms of the mortgage, substantially all property owned by WPSC is pledged as collateral for these outstanding debt securities. All these debt securities require semiannual payments of interest. All principal payments are due on the maturity date of each series. All WPSC senior notes become non-collateralized if WPSC retires all of its outstanding first mortgage bonds.

Under the terms of the First Mortgage of UPPCO, substantially all property owned by UPPCO is pledged as collateral for this outstanding debt series. Interest payments are due semiannually on May 1 and November 1 with a sinking fund payment of $900,000 due each November 1. The final sinking fund payment due November 1, 2021, will completely retire the series.

Borrowings by PDI under term loans and collateralized by nonregulated assets totaled $82.3 million at December 31, 2004. The assets of WPS New England Generation, Inc. and WPS Canada Generation, Inc., subsidiaries of PDI, collateralize $5.4 million and $13.2 million, respectively, of the total outstanding amount. Both have semiannual installment payments, an interest rate of 8.75%, and mature in May 2010. Sunbury Generation, LLC, an indirect subsidiary of PDI, is the borrower of the remaining $63.7 million that is collateralized by its plant. Quarterly payments are made in relation to this financing, which, as the result of an interest rate swap, carries an effective interest rate of 8.1% for the year ended December 31, 2004,


and matures in March 2018. This loan also has renewals in 2006 and 2012. However, if certain debt covenants are not met, the lender is not required to renew the loans.

In April 2001, the Schuylkill County Industrial Development Authority issued $27.0 million of refunding tax-exempt bonds. At the time of issuance of the refunding bonds, WPS Westwood Generation, LLC, a subsidiary of PDI, owned the original bonds, the proceeds of which were used in substantial part to provide facilities. Upon issuance of the refunding bonds, the original bonds were paid off. WPS Westwood Generation was paid $27.0 million from the proceeds of the refunding bonds for the retirement of the original bonds plus accrued interest. WPS Westwood Generation is now obligated to pay the refunding bonds with monthly payments that have a floating interest rate that is reset weekly. At December 31, 2004, the interest rate was 1.8%. The bonds mature in April 2021. WPS Resources agreed to guarantee WPS Westwood Generation's obligation to provide sufficient funds to pay the refunding bonds and the related obligations and indemnities.

Upper Peninsula Building Development Corporation has a senior secured note of $2.7 million as of December 31, 2004, which requires semiannual payments at an interest rate of 9.25%, and matures in 2011. The note is secured by a first mortgage lien on the building they own, which is also leased to UPPCO for use as their corporate headquarters.

At December 31, 2004, WPS Resources and its subsidiaries were in compliance with all covenants relating to outstanding debt. A schedule of all principal debt payment amounts, including bond maturities and early retirements, for WPS Resources is as follows:

Year ending December 31 (Millions)

2005	$ 6.7
2006	7.7
2007	8.3
2008	9.4
2009	159.9
Later years	682.4
Total payments	$874.4

NOTE 15--ASSET RETIREMENT OBLIGATIONS

Legal retirement obligations, as defined by the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," identified at WPSC relate primarily to the final decommissioning of Kewaunee. WPSC has a legal obligation to decommission the irradiated portions of Kewaunee in accordance with the Nuclear Regulatory Commission's minimum decommissioning requirements. The liability, calculated under the provisions of SFAS No. 143, is based on several assumptions, including the scope of decommissioning work to be performed, the timing of the future cash flows, and inflation and discount rates. Some of these assumptions differ significantly from the assumptions authorized by the PSCW to calculate the nuclear decommissioning liability for funding purposes. In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," WPSC established a regulatory liability to record the differences between ongoing expense regulation under SFAS No. 143 and the ratemaking practices for retirement costs authorized by the PSCW. As of December 31, 2004, the net of tax market value of external nuclear decommissioning trusts established for future retirement costs, authorized by the PSCW, was approximately $344.5 million. See Note 6, "Acquisitions and Sales of Assets," for information on the pending sale of Kewaunee.

We also identified other legal retirement obligations related to utility plant assets that are not significant to the financial statements. Upon implementation of SFAS No. 143 on January 1, 2003, we recorded a net asset retirement cost of $90.8 million and an asset retirement obligation of $324.8 million. The difference between previously recorded liabilities of $290.5 million and the cumulative effect of adopting SFAS No. 143 was deferred to a regulatory liability pursuant to SFAS No 71.


PDI has identified a legal retirement obligation related to the closure of an ash basin located at Sunbury. The adoption of SFAS No. 143 at PDI resulted in a $0.3 million negative after-tax cumulative effect of change in accounting principle in the first quarter of 2003 related to recording a liability for the closure of this ash basin. The asset retirement obligation associated with Sunbury is recorded as a liability held for sale on the consolidated balance sheets. See Note 4, "Assets Held for Sale."

The following table describes all changes to the asset retirement obligation liabilities of WPS Resources.

(Millions)	WPSC	PDI	Total
Asset retirement obligations at December 31, 2002	$ -	$ -	$ -
Liability recognized in transition	324.8	2.0	326.8
Accretion expense	19.2	0.1	19.3
Asset retirement obligations at December 31, 2003	344.0	2.1	346.1
Accretion expense	20.4	0.1	20.5
Asset retirement obligation at December 31, 2004	$364.4	$2.2	$366.6

Pro forma income available for common shareholders and earnings per share have not been presented for the periods ended December 31, 2004, 2003, and 2002 because the pro forma application of SFAS No. 143 to prior periods does not materially differ from the actual amounts reported for those periods in the Consolidated Statements of Income.

NOTE 16--INCOME TAXES

The principal components of our deferred tax assets and liabilities recognized in the balance sheet as of December 31 are as follows:


(Millions)	2004	2003

Deferred tax assets:
Deferred tax credit carry forwards	$ 74.0	$ 52.0
Plant related	59.0	55.8
Employee benefits	31.5	28.7
Deferred income and deductions	17.5	21.1
Other comprehensive income	16.4	13.4
State capital and operating loss carry forwards	11.3	10.9
Risk management activities	10.3	6.9
Regulatory deferrals	1.8	3.4
Other	7.5	(1.2)
Total deferred tax assets	229.3	191.0

Valuation allowance	(1.5)	(3.0)
Net deferred tax assets	$227.8	$188.0

Deferred tax liabilities:
Plant related	$243.3	$233.3
Risk management activities	18.3	-
Regulatory deferrals	13.2	8.7
Employee benefits	11.0	16.1
Other comprehensive income	5.8	3.4
Deferred income and deductions	3.5	3.3
Other	12.8	3.7
Total deferred tax liabilities	$307.9	$268.5

Consolidated Balance Sheet Presentation:
Current deferred tax liabilities	$ 14.6	$ 1.7
Long-term deferred tax liabilities	65.5	78.8
Net deferred tax liabilities	$ 80.1	$ 80.5

Deferred tax credit carryforwards include $71.1 million of alternative minimum tax credits related to tax credits available under Section 29 of the Internal Revenue Code. These alternative minimum tax credit carryforwards can be carried forward indefinitely. Carry forward periods for state capital and operating loss carryforwards vary, but in the majority of states in which we do business, the period is 15 years or more. The balance of the carryforward of state net operating losses is $220.0 million for all states. Valuation allowances have been established for certain state operating and capital loss carryforwards due to the uncertainty of the ability to realize the benefit of these losses in the future. The implementation of new tax strategies allowed WPS Resources to reduce its valuation allowance in 2004.

The following table presents a reconciliation of federal income taxes (which are calculated by multiplying the statutory federal income tax rate by book income before federal income tax) to the provision for income taxes reported in the Consolidated Statements of Income.


(Millions, except for percentages)	2004		2003		2002
	Rate	Amount	Rate	Amount	Rate	Amount

Statutory federal income tax	35.0%	$65.2	35.0%	$50.5	35.0%	$51.5
State income taxes, net	3.4	6.4	5.9	8.5	5.3	7.8
Plant related	0.1	0.1	(0.8)	(1.1)	(1.6)	(2.4)
Benefits and compensation	(2.0)	(3.7)	(1.6)	(2.3)	(1.4)	(2.1)
Investment tax credit	(0.8)	(1.5)	(1.2)	(1.7)	(1.2)	(1.7)
Federal tax credits	(17.6)	(32.8)	(13.1)	(18.9)	(16.4)	(24.1)
Other differences, net	(2.0)	(3.7)	(0.8)	(1.3)	(0.2)	(0.3)
Effective income tax	16.1%	$30.0	23.4%	$33.7	19.5%	$28.7

Current provision
Federal		$20.1		$18.3		$17.3
State		11.6		14.0		11.1
Foreign		0.4		1.8		(0.4)
Total current provision		32.1		34.1		28.0
Deferred provision (benefit)		1.1		2.8		3.2
Recognition of net operating loss carryforward		(1.7)		(1.5)		(0.8)
Recognition of deferred investment tax credit		(1.5)		(1.7)		(1.7)
Total income tax expense		$30.0		$33.7		$28.7

Foreign income (loss) before taxes was $8.3 million in 2004, $4.3 million in 2003, and $(1.2) million in 2002.

As the related temporary differences reverse, WPSC and UPPCO are prospectively refunding taxes to customers for which deferred taxes were recorded in prior years at rates different than current rates. The regulatory liability for these refunds and other regulatory tax effects totaled $11.2 million as of December 31, 2004, and $11.8 million as of December 31, 2003.

NOTE 17--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

WPS Resources routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations. The commitments described below are as of December 31, 2004.

ESI has unconditional purchase obligations related to energy supply contracts that total $2.4 billion. Substantially all of these obligations end by 2009, with obligations totaling $2.6 million extending from 2010 through 2012. The majority of the energy supply contracts are to meet ESI's offsetting obligations to deliver energy to its customers.

WPSC has obligations related to nuclear fuel, coal, purchased power, and natural gas. Nuclear fuel contracts total $38.2 million and extend through 2014. Assuming Kewaunee is sold as discussed in Note 6, "Acquisitions and Sales of Assets," these nuclear fuel contracts would be assigned to Dominion. Obligations related to coal supply and transportation extend through 2016 and total $386.2 million. Through 2016, WPSC has obligations totaling $600.6 million for either capacity or energy related to purchased power. Also, there are natural gas supply and transportation contracts with total estimated demand payments of $129.7 million through 2010. WPSC expects to recover these costs in future customer rates. Additionally, WPSC has contracts to sell electricity and natural gas to customers.


PDI has entered into purchase contracts totaling $12.6 million. The majority of these contracts relate to coal purchases for Sunbury and expire in 2005. See Note 4, "Assets Held for Sale," for more information on Sunbury.

UPPCO has made commitments for the purchase of commodities, mainly capacity or energy related to purchased power, which total $5.2 million and extend through 2006.

WPS Resources also has commitments in the form of purchase orders issued to various vendors. At December 31, 2004, these purchase orders totaled $499.6 million and $493.8 million for WPS Resources and WPSC, respectively. The majority of these commitments relate to large construction projects, including construction of the 500-megawatt Weston 4 coal-fired generation facility near Wausau, Wisconsin.

Nuclear Plant Operation

The Price Anderson Act ensures that funds will be available to pay for public liability claims arising out of a nuclear incident. This Act may require WPSC to pay up to a maximum of $59.4 million per incident. The payments will not exceed $5.9 million per incident in a given calendar year. These amounts relate to WPSC's 59% ownership in Kewaunee.

Clean Air Regulations

The generation facilities of PDI are located in an ozone transport region. As a result, these generation facilities are subject to additional restrictions on emissions of nitrogen oxide. During 2004, no additional nitrogen oxide emission allowances were purchased and no additional allowance purchases are anticipated for 2005. PDI began 2004 with some sulfur dioxide emission allowances for its generation facilities that are required to participate in the sulfur dioxide emission program. During 2004, additional sulfur dioxide allowances of 15,000 were purchased at market rates. PDI estimates purchasing approximately 10,000 sulfur dioxide allowances in total, at market rates, to meet its 2005 requirements for its generation facilities.

United States Environmental Protection Agency Section 114 Request

In November 1999, the EPA announced the commencement of a Clean Air Act enforcement initiative targeting the utility industry. This initiative resulted in the issuance of several notices of violation/findings of violation and the filing of lawsuits against utilities. In these enforcement proceedings, the EPA claims that the utilities made modifications to the coal-fired boilers and related equipment at the utilities' electric generating stations without first obtaining appropriate permits under the EPA's pre-construction permit program and without installing appropriate air pollution control equipment. In addition, the EPA is claiming, in certain situations, that there were violations of the Clean Air Act's "new source performance standards." In the matters where actions have been commenced, the federal government is seeking penalties and the installation of pollution control equipment.

In December 2000, WPSC received from the EPA a request for information under Section 114 of the Clean Air Act. The EPA sought information and documents relating to work performed on the coal-fired boilers located at WPSC's Pulliam and Weston electric generating stations. WPSC filed a response with the EPA in early 2001.

On May 22, 2002, WPSC received a follow-up request from the EPA seeking additional information regarding specific boiler-related work performed on Pulliam Units 3, 5, and 7, as well as information on WPSC's life extension program for Pulliam Units 3-8 and Weston Units 1 and 2. WPSC made an initial response to the EPA's follow-up information request on June 12, 2002, and filed a final response on June 27, 2002.

In 2000 and 2002, Wisconsin Power and Light Company received a similar series of EPA information requests relating to work performed on certain coal-fired boilers and related equipment at the Columbia


generating station (a facility located in Portage, Wisconsin, jointly owned by Wisconsin Power and Light Company, Madison Gas and Electric Company, and WPSC). Wisconsin Power and Light Company is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility. Wisconsin Power and Light Company filed its most recent response for the Columbia facility on July 12, 2002.

Depending upon the results of the EPA's review of the information, the EPA may issue "notices of violation" or "findings of violation" asserting that a violation of the Clean Air Act occurred and/or seek additional information from WPSC and/or third parties who have information relating to the boilers or close out the investigation. To date, the EPA has not responded to the filings made by WPSC and Wisconsin Power and Light. In addition, under the federal Clean Air Act, citizen groups may pursue a claim. WPSC has received no notice of a claim from a citizen suit.

In response to the EPA Clean Air Act enforcement initiative, several utilities have elected to settle with the EPA, while others are in litigation. In general, those utilities that have settled have entered into consent decrees which require the companies to pay fines and penalties, undertake supplemental environmental projects, and either upgrade or replace pollution controls at existing generating units or shut down existing units and replace these units with new electric generating facilities. Several of the settlements involve multiple facilities. The fines and penalties (including the capital costs of supplemental environmental projects) associated with these settlements range between $7 million and $30 million. Factors typically considered in settlements include, but are not necessarily limited to, the size and number of facilities as well as the duration of alleged violations and the presence or absence of aggravating circumstances. The regulatory interpretations upon which the lawsuits or settlements are based may change based on future court decisions that may be rendered in pending litigations.

If the federal government decided to bring a claim against WPSC and if it were determined by a court that historic projects at WPSC's Pulliam and Weston plants required either a state or federal Clean Air Act permit, WPSC may, under the applicable statutes, be required to:

  shut down any unit found to be operating in non-compliance, install additional pollution control equipment,
  pay a fine, and/or
  pay a fine and conduct a supplemental environmental project in order to resolve any such claim.

At the end of December 2002 and October 2003, the EPA issued new rules governing the federal new source review program. These rules are currently being challenged in the District of Columbia Circuit Court of Appeals, and a final decision is not anticipated before April of 2005. The rules are not yet effective in Wisconsin. They are also not retroactive. Wisconsin has proposed amending its new source review program to substantially conform to the federal regulations. The Wisconsin rules are not anticipated to be finalized before 2006, after the District of Columbia Circuit Court of Appeals' decision is rendered.

Mercury and Interstate Quality Rules

On October 1, 2004, the mercury emission control rule became effective in Wisconsin. The rule requires WPSC to control annual system mercury emissions in phases. The first phase will occur in 2008 and 2009. In this phase, the annual mercury emissions are capped at the average annual system mercury emissions for the period 2002 through 2004. The next phase will run from 2010 through 2014 and requires a 40% reduction from average annual 2002 through 2004 mercury input amounts. After 2015, a 75% reduction is required with a goal of an 80% reduction by 2018. If federal regulations are promulgated, we believe the State of Wisconsin will revise the Wisconsin rule to be consistent with the federal rule. WPSC estimates capital costs of approximately $101 million to achieve the proposed 75% reductions. The capital costs are expected to be recovered in a future rate case.


In December 2003, the EPA proposed mercury "maximum achievable control technology" standards and an alternative mercury "cap and trade" program substantially modeled on the Clear Skies legislation initiative. The EPA also proposed the Clean Air Interstate Rule (formerly known as the Interstate Air Quality Rule), which would reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania, and New York. As to the mercury "maximum achievable control technology" proposal, it requires existing units burning sub-bituminous coal to achieve an annual average mercury emission rate limit of 5.8 pounds per trillion Btu, existing units burning bituminous coal to achieve an annual average mercury emission rate limit of 2.0 pounds per trillion Btu, and existing units burning coal-refuse to achieve an annual average mercury emission rate limit of 0.38 pounds per trillion Btu on a unit-by-unit or plant-wide basis. New sub-bituminous coal-fired units must achieve an emission rate limit of 0.020 pounds per gigawatt-hour.

If the EPA proposed mercury "maximum achievable control technology" rule is promulgated, WPSC's current analysis indicates that the emission control equipment on the existing units may be sufficient to achieve the proposed limitation. New units will require additional mercury control techniques to reduce mercury emissions by 65% to 85%. Weston 4 will install and operate mercury control technology with the aim of achieving a mercury emission rate less than that proposed in the EPA proposed mercury "maximum achievable control technology" rule. As to the mercury cap and trade program, WPSC is studying its long-term compliance strategy to meet the targets set forth in the proposed rule. Based on the current rule proposal and current projections, WPSC anticipates meeting the proposed targets. Mercury control technology is still in development. WPSC is assessing potential mercury control technologies for application to future new coal-fired units. The proposed alternative mercury cap and trade program would require a 30% reduction in national mercury emissions in 2010 and a 70% reduction in national mercury emissions beginning in 2018. WPSC estimates the cost to comply with the proposed alternative mercury cap and trade program is similar to the cost to comply with the Wisconsin rule.

Whichever form of the proposed federal mercury rule is promulgated, PDI's current analysis indicates that additional emission control equipment on the existing units may be required. Excluding Sunbury, PDI estimates the capital cost for the remaining units to be approximately $1 million to achieve a 70% reduction. If Sunbury is not sold, the mercury control costs would be approximately $33 million in total. See Note 4, "Assets Held for Sale," for more information on Sunbury.

As to the Clean Air Interstate Rule proposal, the proposal allows the affected states (including Wisconsin, Michigan, Pennsylvania, and New York) to either require utilities located in the state to participate in an interstate cap and trade program or meet the state's emission budget for sulfur dioxide and nitrogen oxide through measures to be determined by the state. The states have not adopted a preference as to which option they would select in the event the rules become final, but the states are investigating a possible cap and trade program. The effect of the rule, if adopted, on WPSC's and PDI's facilities is uncertain.

Currently, WPSC is evaluating a number of options that include using the cap and trade program and/or installing controls. For planning purposes, it is assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2010. The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of WPSC's long-term maintenance plan for its existing units. As such, controls or conversions may need to take place before 2010. On a preliminary basis and assuming controls or conversion are required, WPSC estimates capital costs of $246 million in order to meet an assumed 2010 compliance date. This estimate is based on costs of current control technology and current information regarding the proposed rule. The costs may change based on the requirements of the final rule.

PDI is evaluating the compliance options for the Clean Air Interstate Rule proposal. Additional nitrogen oxide controls on some of PDI's facilities may be necessary. The estimated capital costs for additional nitrogen oxide controls are $2.9 million, excluding Sunbury. Additional sulfur dioxide reductions are unlikely. If the Sunbury sale does not occur, the additional nitrogen oxide control costs are about $41 million in total. Also, PDI will evaluate a number of options using the cap and trade program, fuel switching, and/or installing controls. See Note 4, "Assets Held for Sale," for more information on Sunbury.


Other Environmental Issues

Groundwater testing at a former ash disposal site of UPPCO indicated elevated levels of boron and lithium. Supplemental remedial investigations were performed, and a revised remedial action plan was developed. The Michigan Department of Environmental Quality approved the plan in January 2003. A liability of $1.4 million and an associated regulatory asset of $1.4 million were recorded for estimated future expenditures associated with remediation of the site. UPPCO received an order from the MPSC permitting deferral and future recovery of these costs. UPPCO has an informal agreement, with the owner of another landfill, under which it has agreed to pay 17% of the investigation and remedial costs. It is estimated that the cost of addressing the site over the next 3 years is $1.6 million. UPPCO has recorded $0.3 million of this amount as its share of the liability as of December 31, 2004.

Manufactured Gas Plant Remediation

WPSC continues to investigate the environmental cleanup of ten manufactured gas plant sites. As of the fall of 2003, cleanup of the land portion of the Oshkosh, Stevens Point, Green Bay, Manitowoc, and two Sheboygan sites was substantially complete. Groundwater treatment and monitoring at these sites will continue into the future. Cleanup of the land portion of four sites will be addressed in the future. River sediment remains to be addressed at six sites with sediment contamination. Remedial investigation work is expected to begin on the sediment portion of the Sheboygan site in 2005. Sediment removal work at the Marinette site is scheduled for 2005. Work at the other sites remains to be scheduled.

The WDNR recently issued interim guidance for sediment remediation. Based on WDNR's application of this guidance, WPSC estimated future undiscounted investigation and cleanup costs as of December 31, 2004 to be $66.7 million. WPSC may adjust these estimates in the future contingent upon remedial technology, regulatory requirements, and the assessment of natural resource damages.

WPSC's liability was reviewed in December 2004 against projected cleanup costs. Accordingly, the liability was increased to $66.7 million. WPSC has received $12.7 million to date in insurance recoveries. WPSC expects to recover actual cleanup costs, net of insurance recoveries, in future customer rates. Under current PSCW policies, WPSC will not recover carrying costs associated with the cleanup expenditures.

Stray Voltage Claims

From time to time, WPSC has been sued by dairy farmers who allege that they have suffered loss of milk production and other damages supposedly due to "stray voltage" from the operation of WPSC's electrical system. Past cases have been resolved without any material adverse effect on the financial statements of WPSC. Currently, there are three such cases pending in state court in Wisconsin, one of which is on appeal.

The PSCW has established certain requirements regarding stray voltage for all utilities subject to its jurisdiction. The PSCW has defined what constitutes "stray voltage," established a level of concern at which some utility corrective action is required, and set forth test protocols to be employed in evaluating whether a stray voltage problem exists. Based upon the information available to it to date, WPSC believes that it was in compliance with the PSCW's orders, and that none of the plaintiffs had a stray voltage problem as defined by the PSCW for which WPSC is responsible. Nonetheless, in 2003, the Supreme Court of Wisconsin ruled in the case Hoffmann v. WEPCO that a utility could be liable in tort to a farmer for damage from stray voltage even though the utility had complied with the PSCW's established level of concern.

One of the three remaining cases was appealed to the Wisconsin Court of Appeals. On February 15, 2005, the Court of Appeals affirmed the jury verdict that awarded the plaintiff approximately $0.8 million for economic damages and $1 million for nuisance. The Court of Appeals also remanded the issue of future damages relative to an injunction. WPSC is considering further appeal. The other two pending cases


have trial dates in April 2005 and September 2005. Discovery has been completed in both cases. One of the two pending cases was tried to a jury in the fall of 2004. The jury deadlocked 10 - 4 in favor of WPSC, and then, in response to an instruction from the trial judge to try to reach a verdict, crafted a compromise that was invalid under the law, resulting in a mistrial. The expert witnesses retained by WPSC do not believe that there is a scientific basis for concluding that electricity has harmed or damaged the plaintiffs or their cows in either of the two remaining cases. Accordingly, WPSC is vigorously defending and contesting these actions.

WPSC has insurance coverage for these claims, but the policies have customary self-insured retentions per occurrence. Based upon the information known at this time and the availability of insurance, WPSC believes that the total cost to it of resolving the remaining three actions will not be material.

One of the cases awaiting trial includes a claim for common law punitive damages as well as a claim for treble damages under a Wisconsin statute, sec. 196.94. In light of the information it now has, WPSC does not believe there is any basis for the award of punitive or treble damages in this case. However, if a jury awarded such damages, and if the total of defense costs and all damages exceeded the self-insured retention, WPSC believes its insurance policies would cover such a verdict, including any punitive or treble damages.

Flood Damage

On May 14, 2003, a fuse plug at the Silver Lake reservoir owned by UPPCO was breached. This breach resulted in subsequent flooding downstream on the Dead River, which is located in Michigan's Upper Peninsula near Marquette, Michigan.

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

The FERC's Independent Board of Review issued its report in December of 2003 and concluded that the root cause of the incident was the failure of the design to take into account the highly erodible nature of the fuse plug's foundation materials and spillway channel, resulting in the complete loss of the fuse plug, foundation, and spillway channel, which caused the release of Silver Lake far beyond the intended design of the fuse plug. The fuse plug for the Silver Lake reservoir was designed by an outside engineering firm.

WPS Resources maintains a comprehensive insurance program that includes UPPCO and which provides both property insurance for its facilities and liability insurance for liability to third parties. WPS Resources is insured in amounts that it believes are sufficient to cover its responsibilities in connection with this event. Deductibles and self-insured retentions on these policies are not material to WPS Resources. To date no lawsuits have been commenced.

In November 2003, UPPCO received approval from the MPSC and the FERC for deferral of costs that are not reimbursable through insurance or recoverable through the power supply cost recovery mechanism. Recovery of costs deferred will be addressed in future rate proceedings. On October 14, 2004, the MPSC approved final recovery of the $5.2 million of increased 2003 power supply costs related to UPPCO's integrated system. As of December 31, 2004, UPPCO has deferred $2.6 million pretax and expensed $1.5 million pretax of costs for damages resulting from the flood. In addition, UPPCO has recorded an $0.8 million insurance receivable at December 31, 2004. The total insurance payments received to date as of December 31, 2004 were $2.7 million.

In January 2005, UPPCO announced its decision to restore Silver Lake as a reservoir for power generation, pending approval of a design by FERC. Provided that FERC approves a design in the spring of 2005, work is expected to begin in 2005 and be completed in 2006.


Wausau, Wisconsin, to Duluth, Minnesota, Transmission Line

Construction of the 220-mile, 345-kilovolt Wausau, Wisconsin, to Duluth, Minnesota, transmission line began in the first quarter of 2004 in Minnesota.

ATC has assumed primary responsibility for the overall management of the project and will own and operate the completed line. WPSC received approval from the PSCW and the FERC to transfer ownership of the project to ATC. WPSC will continue to manage construction of the project and be responsible for obtaining private property rights in Wisconsin necessary for the construction of the project. Various WDNR permit related decisions are currently the subject of a contested case hearing in Wisconsin. A decision on the contested case is expected in the third quarter of 2005.

In December 2003, the PSCW issued an amended Certificate of Public Convenience and Necessity per ATC's request for relief. This decision was appealed to the Dane County Circuit Court by certain landowners. The court affirmed the PSCW's decision. It is unknown whether the court decision will be appealed.

WPS Resources committed to fund 50% of total project costs incurred up to $198 million. WPS Resources will receive additional equity in ATC in exchange for a portion of the project funding. During the year ended December 31, 2004, WPS Resources invested $15.7 million in ATC, related to its agreement to fund approximately half of the Wausau to Duluth transmission line. WPS Resources may terminate funding if the project extends beyond January 1, 2010. On December 19, 2003, WPSC and ATC received approval to continue the project with the new cost estimate of $420.3 million. The updated cost estimate reflects additional costs for the project resulting from time delays, added regulatory requirements, changes and additions to the project at the request of local governments, and ATC overhead costs. Completion of the line is expected in 2008. WPS Resources has the right, but not the obligation, to provide additional funding in excess of $198 million up to its portion of the equity portion of revised cost estimate. For the period 2005 through 2008, we expect to fund up to approximately $175 million for our portion of the Wausau to Duluth transmission line. Our commitment to fund this transmission line could decrease up to 50% if Minnesota Power exercises its option to fund a portion of the project.

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

We have recorded the tax benefit of approximately $113.3 million of Section 29 tax credits as reductions of income tax expense from the project's inception in June 1998 through December 31, 2004. As a result of alternative minimum tax rules, approximately $71.1 million of this tax benefit has been carried forward as a deferred tax asset as of December 31, 2004. The tax benefit recorded with respect to WPS Resources' share of tax credits from the facility is based on our expected consolidated tax liability for all open tax years including the current year, and all future years in which we expect to utilize deferred tax credits to offset our future tax liability. Reductions in our expected consolidated tax liability for any of these years could result in disallowance of previously recorded credits, and/or a change in the amount of the tax benefit deferred to future periods. A reduction in our expected consolidated tax liability for the current year may result in a reduction of the level of synthetic fuel production at the facility. A portion of future payments under one of the agreements covering the sale of a portion of our interest in the facility are contingent on the facility's continued production of synthetic fuel. Pre-tax gains approximating $7 million annually are expected to be realized through 2007 from this sell-down.


Dairyland Power Cooperative

Dairyland Power Cooperative has confirmed its intent to purchase an interest in Weston 4 by signing a joint plant agreement in November 2004, subject to a number of conditions. The agreement with Dairyland Power Cooperative is part of our continuing plan to provide least-cost, reliable energy for the increasing electric demand of our customers.

NOTE 18--EMPLOYEE BENEFIT PLANS

WPS Resources has a non-contributory qualified retirement plan covering substantially all employees. During 2004, $1.6 million was contributed to the Pension Plan. No contributions were made in 2003 or 2002. WPS Resources also sponsors several nonqualified retirement plans, which are not funded.

WPS Resources also currently offers medical, dental, and life insurance benefits to employees and their dependents. We expense these items for active employees as incurred. We fund benefits for retirees through irrevocable trusts as allowed for income tax purposes.

WPSC serves as plan sponsor and administrator for the qualified retirement plan and the postretirement plans. Accordingly, WPSC's Consolidated Balance Sheets reflect the assets and liabilities associated with these plans. With the exception of UPPCO's Supplemental Employee Retirement Plan, the assets and liabilities related to the non-qualified pension plans are also recorded on WPSC's Consolidated Balance Sheets. The net periodic benefit cost associated with the plans is allocated among WPS Resources' subsidiaries. Actuarial calculations are performed (based upon specific employees and their related years of service) in order to determine the appropriate benefit cost allocation.

The costs of pension and postretirement benefits are expensed over the period in which the employee renders service. The transition obligation for postretirement benefits of current and future retirees is being recognized over a 20-year period beginning in 1993. WPS Resources uses a December 31 measurement date for the majority of its plans.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") provides a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of certain retiree health care benefit plans. In May 2004, the FASB staff issued FASB Staff Position ("FSP") 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."

WPS Resources and its actuarial advisors determined that benefits provided by the plan as of the date of enactment were at least actuarially equivalent to Medicare Part D, and, accordingly, WPS Resources will be entitled to the federal subsidy. WPS Resources performed a measurement of the effects of the Act on its accumulated postretirement benefit obligation as of July 1, 2004 (the date FSP 106-2 was adopted). As of July 1, 2004, WPS Resources' and WPSC's accumulated postretirement benefit obligation decreased $40.3 million and $33.5 million, respectively, as a result of the Act. The change in the accumulated postretirement benefit obligation due to the Act is considered an actuarial gain that will be recognized in future periods and, therefore, had no cumulative effect on WPS Resources' or WPSC's retained earnings as of July 1, 2004. The effect of the subsidy served to reduce the net postretirement benefit cost by $2.6 million for WPS Resources, including $2.2 million for WPSC, for the year ended December 31, 2004.

The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets during 2004, 2003, and 2002, as well as a statement of the funded status as of December 31 for each year.


	Pension Benefits			Other Benefits
(Millions)	2004	2003	2002	2004	2003	2002
Reconciliation of benefit obligation (qualified and non-qualified plans)
Obligation at January 1	$637.2	$553.8	$513.1	$281.6	$234.3	$ 176.2
Service cost	20.5	15.2	12.0	7.5	7.1	5.3
Interest cost	39.8	36.9	34.9	16.9	15.3	12.5
Plan amendments	-	-	-	-	(15.3)	(4.7)
Actuarial (gain) loss - net	62.0	67.0	27.5	(3.4)	49.5	52.5
Benefit payments	(38.8)	(35.7)	(33.7)	(7.9)	(9.3)	(7.5)
Obligation at December 31	$720.7	$637.2	$553.8	$294.7	$281.6	$ 234.3

Reconciliation of fair value of plan assets (qualified plans)
Fair value of plan assets at January 1	$569.9	$511.6	$591.9	$149.7	$119.7	$ 134.7
Actual return on plan assets	54.5	92.7	(47.8)	12.9	23.7	(14.8)
Employer contributions	1.6	-	-	16.2	15.6	7.3
Benefit payments	(37.1)	(34.4)	(32.5)	(7.9)	(9.3)	(7.5)
Fair value of plan assets at December 31	$588.9	$569.9	$511.6	$170.9	$149.7	$ 119.7

Funded status of plans
Funded status at December 31	$(131.8)	$(67.3)	$(42.2)	$(123.8)	$(131.9)	$(114.6)
Unrecognized transition obligation	0.4	0.6	0.6	3.4	3.8	13.1
Unrecognized prior-service cost	44.8	50.5	56.3	(19.4)	(21.5)	(16.3)
Unrecognized loss	127.0	78.0	58.6	91.1	99.7	66.0
Net asset (liability) recognized	$ 40.4	$ 61.8	$ 73.3	$ (48.7)	$ (49.9)	$ (51.8)

Amounts recognized in the Consolidated Balance Sheets related to the benefit plans consist of:
	Pension Benefits		Other Benefits
(Millions)	2004	2003	2004	2003
Prepaid benefit cost	$ -	$ 67.9	$ -	$ -
Accrued benefit cost	(45.9)	(87.8)	(48.7)	(49.9)
Intangible assets	45.0	41.6	-	-
Regulatory asset	6.4	15.2	-	-
Accumulated other comprehensive income (before tax effect of $14.0 million and $10.0 million, respectively)	34.9	24.9	-	-

Net asset (liability) recognized	$40.4	$ 61.8	$(48.7)	$(49.9)

Included in the above table is an accrued benefit cost of $1.7 million at December 31, 2004, and $1.8 million at December 31, 2003, related to UPPCO's Supplemental Employee Retirement Plan.

The accumulated benefit obligation for all defined benefit pension plans was $634.8 million and $572.4 million at December 31, 2004, and 2003, respectively. Information for pension plans with an accumulated benefit obligation in excess of plan assets is presented in the following table.

	December 31,
(Millions)	2004	2003
Projected benefit obligation	$720.7	$321.4
Accumulated benefit obligation	634.8	315.1
Fair value of plan assets	588.9	250.2


The following table presents the components of the consolidated net periodic benefit cost (credit) for the plans for 2004, 2003, and 2002:
	Pension Benefits			Other Benefits
(Millions)	2004	2003	2002	2004	2003	2002
Net periodic benefit cost
Service cost	$20.5	$15.2	$12.0	$ 7.5	$ 7.1	$ 5.3
Interest cost	39.8	36.9	34.9	16.9	15.3	12.5
Expected return on plan assets	(45.9)	(46.7)	(47.7)	(11.6)	(10.6)	(10.2)
Amortization of transition (asset) obligation	0.2	-	(1.8)	0.4	1.0	1.3
Amortization of prior-service cost (credit)	5.7	5.8	5.8	(2.2)	(1.8)	(1.2)
Amortization of net (gain) loss	4.5	0.7	(0.6)	4.1	2.6	(1.2)
Special termination benefits	-	0.8	-	-	-	-
Net periodic benefit cost (credit) before settlement/ curtailment	24.8	12.7	2.6	15.1	13.6	6.5
Amortization of settlement gain regulatory liability	-	-	(11.8)	-	-	-
Amortization of curtailment loss regulatory asset	-	-	8.1	-	-	-
Net periodic benefit cost (credit)	$24.8	$12.7	$ (1.1)	$15.1	$13.6	$ 6.5

Net periodic benefit cost (credit) recorded by WPSC related to pension benefits was $16.3 million in 2004, $6.7 million in 2003, and ($4.9) million in 2002. Net periodic benefit cost recorded by WPSC related to other benefits was $12.4 million in 2004, $12.0 million in 2003, and $4.5 million in 2002.

Assumptions

The weighted average assumptions used at December 31 in the accounting for the plans are as follows:
	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Discount rate for benefit obligations	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Discount rate for net periodic benefit cost	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected return on assets	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
Rate of compensation increase	5.50%	5.50%	5.50%	-	-	-

Starting in 2005, WPS Resources plans to change its expected return on plan assets from 8.75% to 8.50%. To develop the expected long-term rate of return on assets, WPS Resources considered the historical returns and the future expectations for returns for each asset class, as well as the target allocation of the benefit trust portfolios.


The assumptions used for WPS Resources' medical and dental cost trend rates are shown in the following table:
	2004	2003	2002
Assumed medical cost trend rate (under age 65)	10.0%	11.0%	12.0%
Ultimate trend rate	5.0%	5.0%	5.0%
Ultimate trend rate reached in	2010	2010	2010

Assumed medical cost trend rate (over age 65)	12.0%	13.0%	14.0%
Ultimate trend rate	6.5%	6.5%	6.5%
Ultimate trend rate reached in	2011	2011	2011

Assumed dental cost trend rate	5.0%	5.0%	6.0%
Ultimate trend rate	5.0%	5.0%	5.0%
Ultimate trend rate reached in	2004	2004	2004

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

(Millions)	1% Increase	1% Decrease

Effects on total of service and interest cost components of net periodic postretirement health care benefit cost	$ 3.5	$ (3.1)
Effect on the health care component of the accumulated postretirement benefit obligation	$42.0	$(34.7)

Plan Assets

Weighted-average asset allocations of the plans at December 31, 2004, and 2003, are as follows:

	Pension Plan Assets at December 31,		Postretirement Plan Assets at December 31,
	2004	2003	2004	2003
Asset category
Equity securities	63%	61%	63%	62%
Debt securities	33%	36%	37%	38%
Real Estate	4%	3%	0%	0%
Total	100%	100%	100%	100%

The Board of Directors has established the Employee Benefits Administrator Committee to manage the operations and administration of all benefit plans and related trusts. The Committee has investment policies for the plan assets that establish target asset allocations for the above listed asset classes as follows: pension plan - equity securities 60%, debt securities 35%, and real estate 5%; postretirement plan - equity securities 65%, debt securities 35%.

Cash Flows

WPS Resources expects to contribute $8.2 million to its pension plans and $20.9 million to its other postretirement benefit plans in 2005.


The following table shows the payments, reflecting expected future service, that WPS Resources expects to make for pension and other postretirement benefits. In addition, the table shows the expected federal subsidies under Medicare Part D, which will partially offset other postretirement benefits, as discussed earlier.

(Millions)	Pension Benefits	Other Benefits	Federal Subsidies
2005	$ 37.5	$10.8	$ -
2006	39.6	11.9	(1.3)
2007	41.8	13.1	(1.5)
2008	44.0	14.1	(1.6)
2009	46.0	15.3	(1.8)
2010-2014	262.3	89.9	(10.9)

Defined Contribution Benefit Plans

WPS Resources maintains a 401(k) Savings Plan for substantially all full-time employees. Employees generally may contribute from 1% to 30% of their base compensation to individual accounts within the 401(k) Savings Plan. Participation in this plan automatically qualifies eligible non-union employees for participation in the ESOP. The company match, in the form of WPS Resources shares of common stock, is contributed to an employee's ESOP account. The plan requires a match equivalent to 100% of the first 4% and 50% of the next 2% contributed by non-union employees. Certain union employees receive a contribution to their ESOP account regardless of their participation in the 401(k) Savings Plan. The ESOP held 2.2 million shares of WPS Resources common stock (market value of approximately $109 million) at December 31, 2004. Total costs incurred under these plans were $7.7 million in 2004, $5.7 million in 2003, and $4.8 million in 2002. WPSC's share of the total costs was $6.5 million in 2004, $4.6 million in 2003, and $3.9 million in 2002.

WPS Resources maintains a deferred compensation plan that enables certain key employees and non-employee directors to defer a portion of their compensation or fees on a pre-tax basis. Non-employee directors can defer up to 100% of their director fees. There are essentially two separate investment programs available to plan participants. The first program ("Program 1") offers WPS Resources common stock as a hypothetical investment option for participants; deemed dividends paid on the common stock are automatically reinvested; and all distributions must be made in WPS Resources common stock. The second program ("Program 2") offers a variety of hypothetical investment options indexed to mutual funds, WPS Resources' return on equity, and WPS Resources common stock. Participants may not redirect investments between the two programs. All employee deferrals are remitted to WPSC and, therefore, the liabilities and costs associated with the deferred compensation plans are included on WPSC's Consolidated Balance Sheets and Consolidated Statements of Income, respectively.

Program 1 is accounted for as a plan that does not permit diversification. As a result, the deferred compensation arrangement is classified as an equity instrument and changes in the fair value of the deferred compensation obligation are not recognized. The deferred compensation obligation associated with Program 1 was $13.0 million at December 31, 2004, and $10.3 million at December 31, 2003.

Program 2 is accounted for as a plan that permits diversification. As a result, the deferred compensation obligation associated with this program is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to expense, to reflect changes in the fair value of the deferred compensation obligation. The obligation, classified within other long-term liabilities, was $21.0 million at December 31, 2004, and $18.7 million at December 31, 2003. The costs incurred under Program 2 were $2.1 million in 2004, $2.4 million in 2003, and $1.6 million in 2002.

The deferred compensation programs are partially funded through WPS Resources common stock that is held in a rabbi trust. The common stock held in the rabbi trust is classified in equity in a manner similar to accounting for treasury stock. The total cost of WPS Resources common stock held in the rabbi trust was $8.4 million at December 31, 2004, and $6.5 million at December 31, 2003.


NOTE 19--PREFERRED STOCK OF SUBSIDIARY

WPSC has 1,000,000 authorized shares of preferred stock with no mandatory redemption and a $100 par value. Outstanding shares are as follows at December 31:

		2004		2003
(Millions, except share amounts)	Series	Shares Outstanding	Carrying Value	Shares Outstanding	Carrying Value
	5.00%	130,799	$13.1	130,853	$13.1
	5.04%	29,920	3.0	29,920	3.0
	5.08%	49,928	5.0	49,928	5.0
	6.76%	150,000	15.0	150,000	15.0
	6.88%	150,000	15.0	150,000	15.0
Total		510,647	$51.1	510,701	$51.1

All shares of preferred stock of all series are of equal rank except as to dividend rates and redemption terms. Payment of dividends from any earned surplus or other available surplus is not restricted by the terms of any indenture or other undertaking by WPSC. Each series of outstanding preferred stock is redeemable in whole or in part at WPSC's option at any time on 30 days' notice at the respective redemption prices. WPSC may not redeem less than all, nor purchase any, of its preferred stock during the existence of any dividend default.

In the event of WPSC's dissolution or liquidation, the holders of preferred stock are entitled to receive (a) the par value of their preferred stock out of the corporate assets other than profits before any of such assets are paid or distributed to the holders of common stock and (b) the amount of dividends accumulated and unpaid on their preferred stock out of the surplus or net profits before any of such surplus or net profits are paid to the holders of common stock. Thereafter, the remainder of the corporate assets, surplus, and net profits shall be paid to the holders of common stock.

The preferred stock has no pre-emptive, subscription, or conversion rights, and has no sinking fund provisions.

NOTE 20--COMMON EQUITY
Shares outstanding at December 31	2004	2003
Common stock, $1 par value, 200,000,000 shares authorized	37,500,791	36,830,556
Treasury stock	12,000	15,700
Average cost of treasury shares	$25.19	$25.19
Shares in deferred compensation rabbi trust	229,238	192,880
Average cost of deferred compensation rabbi trust shares	$36.84	$33.72

On November 24, 2003, 4,025,000 shares of WPS Resources common stock were issued at $43.00 per share and resulted in a net increase in equity of $166.8 million.

Treasury shares at December 31, 2004, relate to our Non-Employee Directors Stock Option Plan. The number of stock options granted under this plan may not exceed 100,000 shares. All options under this plan have a ten-year life, but may not be exercised until one year after the date of grant.

Effective January 2001, we began issuing new stock under our Stock Investment Plan and under certain of our stock-based employee benefit plans. These stock issuances increased equity $28.3 million, $31.0 million, and $28.3 million in 2004, 2003, and 2002, respectively.


Reconciliation of Common Shares	Common Stock Shares Outstanding
Balance at December 31, 2001	31,053,250
Stock Investment Plan and other stock-based employee benefit plans	544,578
Stock issued from Treasury Stock	241,402
Increase in deferred compensation rabbi trust shares	(30,451)

Balance at December 31, 2002	31,808,779
Common stock offering	4,025,000
Stock Investment Plan and other stock-based employee benefit plans	764,681
Stock issued from Treasury Stock	49,950
Increase in deferred compensation rabbi trust shares	(26,434)

Balance at December 31, 2003	36,621,976
Stock Investment Plan and other stock-based employee benefit plans	670,235
Stock issued from Treasury Stock	3,700
Increase in deferred compensation rabbi trust shares	(36,358)

Balance at December 31, 2004	37,259,553

In December 1996, we adopted a Shareholder Rights Plan. The plan is designed to enhance the ability of the Board of Directors to protect shareholders of WPS Resources if efforts are made to gain control of our company in a manner that is not in the best interests of our shareholders. The plan gives our existing shareholders, under certain circumstances, the right to purchase stock at a discounted price. The rights expire on December 11, 2006.

WPS Resources is a holding company and our ability to pay dividends is largely dependent upon the ability of our subsidiaries to pay dividends to us. The PSCW has by order restricted our principal subsidiary, WPSC, to paying normal dividends on its common stock of no more than 109% of the previous year's common stock dividend. The PSCW also requires WPSC to maintain a capital structure (i.e., the percentages by which each of common stock, preferred stock and debt constitute the total capital invested in a utility), which has a common equity range of 54% to 58%. Each of these limitations may be modified by a future order of the PSCW. Our right to receive dividends on the common stock of WPSC is also subject to the prior rights of WPSC's preferred shareholders and to provisions in WPSC's restated articles of incorporation which limit the amount of common stock dividends which WPSC may pay if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization. These limitations are not expected to limit any dividend payments in the foreseeable future.

UPPCO's indentures relating to its first mortgage bonds contain certain limitations on the payment of cash dividends on its common stock, which is held solely by WPS Resources. Under the most restrictive of these provisions, approximately $19.6 million of retained earnings were available at December 31, 2004 for the payment of common stock cash dividends by UPPCO.

At December 31, 2004, WPS Resources had $474.4 million of retained earnings available for dividends.

Earnings per share is computed by dividing income available for common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available for common shareholders by the weighted average number of shares of common stock outstanding during the period adjusted for the exercise and/or conversion of all potentially dilutive securities. Such dilutive items include in-the-money stock options, restricted shares, and performance share grants. The calculation of diluted earnings per share for the years shown excludes some stock option plan shares that had an anti-dilutive effect. The shares having an anti-dilutive effect are not significant for any of the years shown. The following table reconciles the computation of basic and diluted earnings per share:


Reconciliation of Earnings Per Share (Millions except per share amounts)	2004	2003	2002
Income available for common shareholders	$139.7	$94.7	$109.4
Basic weighted average shares	37.4	33.0	31.7
Incremental issuable shares	0.2	0.2	0.3
Diluted weighted average shares	37.6	33.2	32.0
Basic earnings per common share	$3.74	$2.87	$3.45
Diluted earnings per common share	$3.72	$2.85	$3.42

NOTE 21--STOCK-BASED COMPENSATION

WPS Resources has three main stock option plans: the 2001 Omnibus Incentive Compensation Plan ("Omnibus Plan"), the 1999 Stock Option Plan ("Employee Plan"), and the 1999 Non-Employee Directors Stock Option Plan ("Director Plan"). No additional stock options will be issued under the Employee Plan, although the plan will continue to exist for purposes of the existing outstanding options.

In May of 2001, shareholders approved the Omnibus Plan for certain management personnel. The Long-Term Incentive Plan was approved under the 2001 Omnibus Plan. The Long-Term Incentive Plan has two stock-based compensation components: non-qualified stock options and performance shares.

Under the provisions of the Omnibus Plan, the number of shares for which stock options may be granted may not exceed 2 million, and no single employee that is the chief executive officer of the company or any of the other four highest compensated officers of the company and its subsidiaries can be granted options for more than 150,000 shares during any calendar year. Stock options are granted by the Compensation Committee of the Board of Directors and may be granted at any time. No stock options will have a term longer than ten years. The exercise price of each stock option is equal to the fair market value of the stock on the date the stock option was granted.

A portion of the executive long-term incentive was awarded in the form of performance shares. These shares vest over a three-year performance period and are paid out in shares of WPS Resources common stock. The number of shares paid out is calculated by multiplying a performance percentage by a target number of shares. The performance multiplier is based on the performance of WPS Resources relative to the performance of a specific peer group of companies. The payout may range from 0% to 200% of target. Based upon these criteria, 119,296 shares are included in the denominator of the diluted earnings per share computation at December 31, 2004. In accordance with Accounting Principles Board Opinion No. 25, WPS Resources accrues the plan expense over the three-year period in which the services are performed. Compensation expense recorded was $2.3 million in 2004, $3.3 million in 2003, and $1.8 million in 2002.

Restricted stock shares granted on April 18, 2002, totaled 12,186 shares and had a one-year vesting period. Beginning April 18, 2003, 15% of the shares became unrestricted, with an additional 15% release of restriction at each six-month interval thereafter until fully unrestricted. Restricted shares have a value equal to the fair market value of the shares on the grant date. No compensation expense was recorded for these shares in 2004. In 2003 and 2002, $0.2 million and $0.3 million of compensation expense was recorded, respectively.

Under the provisions of the Director Plan, the number of stock options granted under the plan may not exceed 100,000, and the shares to be delivered will consist solely of treasury shares. Stock options are granted at the discretion of the Board of Directors. No options may be granted under this plan after December 31, 2008. All options have a ten-year life, but may not be exercised until one year after the date of grant. Options granted under this plan are immediately vested. The exercise price of each option is equal to the fair market value of the stock on the date the stock options were granted.

One-fourth of the stock options granted under the Omnibus Plan and the Employee Plan will become vested and exercisable each year on the anniversary date of the grant. The number of shares subject to


each stock option plan, each outstanding stock option, and stock option exercise prices are subject to adjustment in the event of any stock split, stock dividend, or other transaction affecting our outstanding common stock.

A summary of the activity of the stock option plans for 2004, is presented below:
Stock Options	Shares	Weighted-Average Exercise Price

Options outstanding at beginning of year
Omnibus plan	993,677	$38.9707
Employee plan	283,621	33.1055
Director plan	15,700	25.4853
Granted during 2004
Omnibus plan	321,313	48.1100
Exercised during 2004
Omnibus plan	30,431	35.1724
Employee plan	38,301	30.5332
Director plan	3,700	25.4375
Forfeited during 2004
Omnibus plan	4,437	41.2294
Outstanding at end of year
Omnibus plan	1,280,122	41.3472
Employee plan	245,320	33.5071
Director plan	12,000	25.5000
Options exercisable at year-end
Omnibus plan	459,425	37.3676
Employee plan	245,320	33.5071
Director plan	12,000	25.5000
Weighted-average fair value of options granted during 2004 Omnibus plan	$4.40


A summary of the activity of the stock option plans for 2003, is presented below:
Stock Options	Shares	Weighted-Average Exercise Price

Options outstanding at beginning of year
Omnibus plan	663,548	$36.1131
Employee plan	492,021	31.5572
Director plan	19,400	25.4762
Granted during 2003
Omnibus plan	335,424	44.5601
Exercised during 2003
Omnibus plan	4,420	34.6538
Employee plan	207,150	29.4879
Director plan	3,700	25.4375
Forfeited during 2003
Omnibus plan	875	36.3014
Employee plan	1,250	23.1875
Outstanding at end of year
Omnibus plan	993,677	38.9707
Employee plan	283,621	33.1055
Director plan	15,700	25.4853
Options exercisable at year-end
Omnibus plan	241,076	35.4684
Employee plan	225,116	33.0890
Director plan	15,700	25.4852
Weighted-average fair value of options granted during 2003 Omnibus plan	$4.53

A summary of the activity of the stock option plans for 2002, is presented below:
Stock Options	Shares	Weighted-Average Exercise Price

Options outstanding at beginning of year
Omnibus plan	327,427	$34.1038
Employee plan	705,916	30.9806
Director plan	23,150	25.4699
Granted during 2002
Omnibus plan	341,613	38.0064
Exercised during 2002
Employee plan	206,849	29.5512
Director plan	3,750	25.4375
Forfeited during 2002
Omnibus plan	5,492	34.0900
Employee plan	7,046	32.6744
Outstanding at end of year
Omnibus plan	663,548	36.1131
Employee plan	492,021	31.5572
Director plan	19,400	25.4762
Options exercisable at year-end
Omnibus plan	80,484	34.1040
Employee plan	256,011	31.6679
Director plan	19,400	25.4762
Weighted-average fair value of options granted during 2002 Omnibus plan	$3.64


The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2004, under the 2001 Omnibus Plan.
Stock Options Outstanding				Stock Options Exercisable
Exercise Prices	Shares	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share
$34.0900	281,689	7	$34.0900	205,545	$34.0900
34.3800	13,386	6	34.3800	9,493	34.3800
36.3800	500	7	36.3800	250	36.3800
37.9600	325,310	8	37.9600	158,383	37.9600
41.2900	5,000	7	41.2900	2,500	41.2900
38.2500	8,797	8	38.2500	2,200	38.2500
44.7300	324,127	9	44.7300	81,054	44.7300
48.1100	321,313	10	48.1100	-	48.1100
	1,280,122		$41.3472	459,425	$37.3676

The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2004, under the 1999 Stock Option Plan.
Stock Options Outstanding				Stock Options Exercisable
Exercise Prices	Shares	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share
$29.8750	49,500	4	$29.8750	49,500	$29.8750
23.1875	5,500	5	23.1875	5,500	23.1875
34.7500	190,320	6	34.7500	190,320	34.7500
	245,320		$33.5071	245,320	$33.5071

The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2004, under the 1999 Non-Employee Director Stock Option Plan.
Stock Options Outstanding				Stock Options Exercisable
Exercise Prices	Shares	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share
$25.4375	9,000	5	$25.4375	9,000	$25.4375
25.6875	3,000	5	25.6875	3,000	25.6875
	12,000		$25.5000	12,000	$25.5000

NOTE 22--REGULATORY ENVIRONMENT

Wisconsin

On December 19, 2003, the PSCW issued a final written order authorizing a retail electric rate increase of $59.4 million (9.4%) and a retail natural gas rate increase of $8.9 million (2.2%), effective January 1, 2004. The rates reflect a 12.0% return on equity and allowed average equity of 56% of total capital.


As a result of the Kewaunee unplanned outage, which lasted approximately two weeks during late January and into early February 2004, and other fuel cost and purchased power increases expected in 2004, WPSC received an interim fuel rate order from the PSCW allowing for a $6.0 million (1.2%) increase in rates that went into effect April 2, 2004. In September 2004, the PSCW issued its final order, requiring WPSC to refund $1.8 million of revenues collected under the interim rate order to customers. The refund was returned to customers in October and November 2004. The reduction from the interim rate was necessary due to lower than anticipated fuel and purchased power costs in the third quarter of 2004, which were the result of cooler than normal weather conditions. The final order allowed WPSC recovery of an estimated $3.2 million of its increased fuel and purchased power costs.

On December 21, 2004, the PSCW issued a final written order authorizing a retail electric increase of $60.7 million (8.6%) and a retail natural gas rate increase of $5.6 million (1.1%), effective January 1, 2005. The retail electric rate increase is primarily driven by increased costs related to fuel and purchased power, construction of Weston 4, benefit costs, and Midwest Independent System Operator costs. The natural gas rate increase is primarily related to increases in benefit costs and the cost of distribution system improvements. The 2005 rates reflect an 11.5% return on equity. The PSCW also approved a common equity ratio of 57.35% in the utility's regulatory capital structure.

On November 5, 2004, WPSC filed an application with the PSCW to defer all incremental costs, including carrying costs, resulting from unexpected problems encountered in the refueling outage at Kewaunee. During the refueling outage, an unexpected problem was encountered with equipment used for lifting internal vessel components to perform a required 10-year inspection. These equipment problems caused the outage to be extended by approximately three weeks. On November 11, 2004, the PSCW authorized WPSC to defer the replacement fuel costs related to the extended outage. On November 23, 2004, the PSCW authorized WPSC to defer purchased power costs ($5.4 million) and operating and maintenance expenses ($1.8 million) related to the extended outage, effective from when the problems were discovered, including carrying costs at WPSC's authorized weighted average cost of capital. Kewaunee returned to service on December 4, 2004. On February 18, 2005, WPSC filed for PSCW approval to recover these costs and it is anticipated that these costs will be recovered in 2006, pending final approval by the PSCW.

On November 9, 2004, WPSC filed an application with the PSCW to defer, with carrying costs, the 2005 revenue requirement impacts resulting from the American Jobs Creation Act of 2004 (Jobs Creation Act). The Jobs Creation Act reduces the corporate income tax on certain manufacturing industries. Because the act was not signed into law until October 22, 2004, it was not included in WPSC's 2005 rate proceeding. On December 7, 2004, the PSCW authorized WPSC to defer the 2005 revenue requirement impacts resulting from the Jobs Creation Act including carrying costs at WPSC's authorized weighted average cost of capital.

On February 20, 2005, Kewaunee was temporarily removed from service after a potential design weakness was identified in a backup cooling system. Plant engineering staff identified the concern and the unit was shutdown in accordance with the plant license. A modification is being made to resolve the issue and it is anticipated that the unit will be back in service at 100% power by mid April. WPSC intends to file a request with the PSCW for recovery of incremental costs associated with fuel, purchased power, and operating and maintenance costs. WPSC and Dominion remain committed to the sale of Kewaunee.

Michigan

On March 31, 2004, UPPCO submitted an application to the MPSC to recover $5.2 million of increased 2003 power supply costs relating to UPPCO's integrated system. In addition, UPPCO requested deferral of $1.8 million of power supply costs related to the Dead River flood. On August 31, 2004, the MPSC approved the deferral of the $1.8 million of power supply costs relating to the Dead River flood, and authorized the interim recovery of the $5.2 million pending a final prudence determination. On October 14, 2004, the Commission approved final recovery of the $5.2 million of increased 2003 power


supply costs relating to UPPCO's integrated system. These costs will be recovered from customers through December 2005.

On December 8, 2004, UPPCO submitted a request to the MPSC to approve UPPCO's proposed treatment of the net gain proceeds from certain sales of undeveloped and partially developed land located in the Upper Peninsula of Michigan as appropriate for ratemaking purposes. If approved by the MPSC, UPPCO will voluntarily forego retail electric service base rate increases through December 31, 2005; however, UPPCO may file for base rate increases in 2005 to be effective on or after January 1, 2006. UPPCO may also file for MPSC consideration of deferred accounting of any governmental mandates during the moratorium and for any unusual and extraordinary events. At this time, the MPSC has not accepted the proposal, and final approval or denial from the MPSC is still pending.

On February 4, 2005, UPPCO submitted an application to the MPSC for a 7.6% increase in retail electric rates ($5.7 million in revenues). UPPCO also requested interim rate recovery of 6.0% ($4.5 million in revenues) to allow UPPCO to recover costs during the time the MPSC is reviewing the full case. The retail electric rate increase is primarily due to costs associated with improving service quality and reliability, technology upgrades, and managing rising employee and retiree benefit costs.

Federal

On April 30, 2003, WPSC received a draft order from the FERC approving a $4.1 million (21%), interim increase in wholesale electric rates. The new wholesale rates were effective on May 11, 2003, and were subject to refund if the final rate increase was less. The draft order also granted the use of formula rates, which allow for the adjustment of wholesale electric rates to reflect actual costs without having to file additional rate requests. On March 4, 2004, the FERC and WPSC reached a tentative settlement regarding the final rate increase. WPSC had no material refunds or other adjustments to revenues recorded under the interim rates based on the terms of the tentative agreement. The final settlement was approved by FERC on November 19, 2004. No material refunds were required as a result of the settlement. This was WPSC's first rate increase for its wholesale electric customers in 17 years.

On February 10, 2005 the FERC issued an order accepting compliance filings implementing the Seams Elimination Charge Adjustment effective December 1, 2004, subject to refund and surcharge, and set the matters raised for evidentiary hearing. On February 28, 2005, Quest Energy, LLC, a wholly-owned subsidiary of ESI, filed a motion for partial stay of FERC's February 10, 2005 order imposing a Seams Elimination Charge Adjustment on Quest. The purpose of the Seams Elimination Charge Adjustment is to compensate transmission owners for the revenue they would no longer receive due to the elimination of the Regional Through and Out Rates. Because ESI is a load serving entity, it will be billed for Seams Elimination Charge Adjustment charges based on its power imports during 2002 and 2003.

NOTE 23--VARIABLE INTEREST ENTITIES

The FASB has issued Interpretation No. 46R (as revised), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51," in order to improve financial reporting by companies involved with variable interest entities. Interpretation No. 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. The primary beneficiary is the party that absorbs the majority of the expected losses and/or receives the majority of the expected residual returns of the variable interest entity's activities.

The application of Interpretation No. 46R was required for financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. WPS Resources identified WPSR Capital Trust I as a special purpose entity that is within the scope of Interpretation No. 46R. Refer to Note 24, "Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Preferred Stock Trust," for further discussion of the impacts of implementing this portion of Interpretation No. 46R on the financial statement of WPS Resources.


WPS Resources adopted the provisions of Interpretation No. 46R for variable interest entities not defined as special purpose entities effective March 31, 2004. The required adoption had no impact on our consolidated financial statements, as we did not identify significant variable interests in any unconsolidated variable interest entities where we were determined to be the primary beneficiary. We have identified our equity ownership in a synthetic fuel producing facility as a variable interest in a variable interest entity. Through an affiliate of PDI, WPS Resources owns a partial interest in a synthetic fuel facility located in Kentucky and received tax credits pursuant to Section 29 of the Internal Revenue Code based on sales to unaffiliated third-party purchasers of synthetic fuel produced from coal. At December 31, 2004, WPS Resources had a 23% ownership interest in the synthetic fuel facility. No other variable interests were identified. WPS Resources' maximum exposure to loss as a result of our involvement with this variable interest entity is limited to our investment in this entity, which was not significant at December 31, 2004. We were not identified as the primary beneficiary of this entity and, therefore, were not required to consolidate the synthetic fuel facility into our financial statements at December 31, 2004. The adoption of Interpretation No. 46R also included an analysis of our power purchase and sale agreements. We do not believe that any of our power purchase or sale agreements constitute significant variable interests that would lead us to consolidate entities not currently consolidated or deconsolidate any entities currently consolidated.

NOTE 24--COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF PREFERRED STOCK TRUST

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

As discussed in Note 23, "Variable Interest Entities," it was determined that WPSR Capital Trust I qualified as a special purpose entity and, therefore, the provisions of Interpretation No. 46R were applied to the Trust at December 31, 2003. Prior to this date, we consolidated the preferred securities of the Trust into our financial statements as we held all of the voting securities. Per the provisions of Interpretation No. 46R, however, it was determined that the preferred security holders held the majority of the residual economic risks associated with WPSR Capital Trust I and, therefore, the Trust was deconsolidated effective December 31, 2003. As a result of the deconsolidation, WPS Resources recorded a $1.5 million investment in trust within other current assets and a $51.5 million note payable to preferred stock trust, respectively, within the Consolidated Balance Sheet at December 31, 2003.

On January 8, 2004, WPS Resources redeemed all of the subordinated debentures that were initially issued to the Trust for $51.5 million and paid accrued interest of $0.1 million. This action required the Trust to redeem an equal amount of trust securities at face value plus any accrued interest and unpaid distributions. As a result of these transactions, the Trust was dissolved effective January 8, 2004.

NOTE 25--SEGMENTS OF BUSINESS

We manage our reportable segments separately due to their different operating and regulatory environments.

Our principal business segments are the regulated electric utility operations of WPSC and UPPCO and the regulated natural gas utility operations of WPSC. WPSC's revenues are primarily derived from the service of electric and natural gas retail customers in northeastern and central Wisconsin and an adjacent portion of Upper Michigan. WPSC also provides wholesale electric service to various customers, including municipal utilities, electric cooperatives, energy marketers, other investor-owned utilities, and a municipal joint action agency. Portions of WPSC's electric and natural gas operations cannot be specifically identified as electric or natural gas and instead are allocated using either actual labor hours, revenues,


number of customers, or number of meters. UPPCO derives revenues from the sale of electric energy in the Upper Peninsula of Michigan.

Our other reportable segments include ESI and PDI. ESI offers nonregulated natural gas, electric, and alternate fuel supplies as well as energy management and consulting services to retail and wholesale customers primarily in the northeastern quadrant of the United States and adjacent portions of Canada. Although ESI has a widening array of products and services, revenues are primarily derived through sales of electricity and natural gas to retail and wholesale customers. ESI's marketing and trading operations manage power and natural gas procurement as an integrated portfolio with its retail and wholesale sales commitments. Electricity required to fulfill these sales commitments was procured primarily from independent generators, energy marketers, and organized electric power markets. Natural gas was purchased from a variety of suppliers under daily, monthly, seasonal and long-term contracts with pricing delivery and volume schedules to accommodate customer requirements. ESI's customers include utilities, municipalities, cooperatives, commercial and industrial consumers, aggregators, and other marketing and retail entities.

PDI competes in the wholesale merchant electric power generation industry, primarily in the Midwest and northeastern United States and adjacent portions of Canada. PDI's core competencies include power plant operation and maintenance, and material condition assessment of assets. In order to enable PDI to focus on its core competencies and improve the efficiency and reliability of its existing fleet of power plants, ESI has assumed much of the market price risk associated with these plants. In 2004, PDI entered into tolling and power purchase agreements with ESI to manage electric production from many of its facilities and to manage natural gas costs for its gas-fired generation facilities. PDI continues to manage costs of fuel for its coal-fired facilities. The agreements allow ESI to operate PDI facilities at its discretion, when market conditions and fuel costs are advantageous. PDI has power purchase agreements in place with third-party customers at facilities not under contract with ESI.

The Holding Company and Other segment includes the operations of WPS Resources and WPS Resources Capital Corporation as holding companies and the nonutility activities at WPSC and UPPCO.

The tables below present information for the respective years pertaining to our operations segmented by lines of business.
Segments of Business
(Millions)
	Regulated Utilities			Nonutility and Nonregulated Operations
2004	Electric Utility(1)	Gas Utility(1)	Total Utility(1)	ESI	PDI	Other	Reconciling Eliminations	WPS Resources Consolidated

Income Statement
External revenues	$875.6	$416.4	$1,292.0	$3,553.5	$ 45.1	$ -	$ -	$4,890.6
Internal revenues	21.0	4.5	25.5	2.8	26.3	1.1	(55.7)	-
Depreciation and decommissioning	79.5	16.0	95.5	2.5	8.5	0.5	-	107.0
Miscellaneous income	10.4	0.4	10.8	1.7	(2.0)	40.6	(3.4)	47.7
Interest expense	25.6	7.7	33.3	0.8	2.4	20.8	(3.1)	54.2
Provision for income taxes	39.2	10.2	49.4	20.4	(36.0)	(3.8)	-	30.0
Discontinued operations	-	-	-	0.4	(13.8)	-	-	(13.4)
Income available for common shareholders	68.8	17.3	86.1	36.7	5.0	11.9	-	139.7
Total assets	2,225.2	577.9	2,803.1	1,087.3	380.5	321.5	(146.8)	4,445.6
Cash expenditures for long-lived assets	223.0	62.7	285.7	1.6	2.4	0.3	-	290.0

(1) Includes only utility operations. Nonutility operations are included in the Other column.


Segments of Business
(Millions)
	Regulated Utilities			Nonutility and Nonregulated Operations
2003	Electric Utility(1)	Gas Utility(1)	Total Utility(1)	ESI	PDI	Other	Reconciling Eliminations	WPS Resources Consolidated

Income Statement
External revenues	$ 785.6	$398.1	$1,183.7	$3,063.2	$ 74.3	$ 0.1	$ -	$4,321.3
Internal revenues	28.5	6.1	34.6	18.0	8.1	1.1	(61.8)	-
Depreciation and decommissioning	112.8	14.3	127.1	1.8	8.9	0.6	-	138.4
Miscellaneous income	43.6	1.3	44.9	1.2	(5.0)	30.7	(8.2)	63.6
Interest expense	24.9	6.7	31.6	0.5	2.8	27.3	(6.6)	55.6
Provision for income taxes	33.9	9.2	43.1	17.4	(24.2)	(2.6)	-	33.7
Discontinued operations	-	-	-	0.3	(16.3)	-	-	(16.0)
Cumulative effect of change in accounting principle	-	-	-	3.3	(0.3)	-	0.2	3.2
Income available for common shareholders	60.0	15.7	75.7	29.0	(7.9)	(2.1)	-	94.7
Total assets	2,102.1	497.0	2,599.1	1,162.7	373.8	305.0	(148.3)	4,292.3
Cash expenditures for long-lived assets	131.0	40.7	171.7	1.4	3.3	(0.2)	-	176.2

(1) Includes only utility operations. Nonutility operations are included in the Other column.
Segments of Business
(Millions)
	Regulated Utilities			Nonutility and Nonregulated Operations
2002	Electric Utility(1)	Gas Utility(1)	Total Utility(1)	ESI	PDI	Other	Reconciling Eliminations	WPS Resources Consolidated

Income Statement
External revenues	$741.6	$308.7	$1,050.3	$358.8	$ 51.8	$ 0.2	$ -	$1,461.1
Intersegment revenues	21.5	2.0	23.5	2.4	7.6	1.1	(34.6)	-
Depreciation and decommissioning	72.6	13.3	85.9	1.1	7.3	0.5	-	94.8
Miscellaneous income	6.3	0.3	6.6	1.8	27.7	19.8	(8.1)	47.8
Interest expense	28.7	6.3	35.0	1.6	3.4	22.4	(6.6)	55.8
Provision for income taxes	31.9	12.4	44.3	6.6	(18.3)	(3.6)	(0.3)	28.7
Discontinued operations	-	-	-	0.6	(6.6)	-	-	(6.0)
Income available for common shareholders	61.0	18.4	79.4	11.0	24.0	(5.0)	-	109.4
Cash expenditures for long-lived assets	164.3	34.0	198.3	0.8	8.2	3.0	-	210.3

(1) Includes only utility operations. Nonutility operations are included in the Other column.
Geographic Information (Millions)
	2004		2003		2002
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues
United States	$3,763.6	$2,823.8	$3,749.6	$2,618.4	$1,407.4
Canada(1)	1,127.0	22.9	571.7	24.1	53.7
Total	$4,890.6	$2,846.7	$4,321.3	$2,642.5	$1,461.1

(1)Revenues and assets of Canadian subsidiaries.


NOTE 26--QUARTERLY FINANCIAL INFORMATION (Unaudited)
(Millions, except for share amounts)	Three Months Ended
	March	June	2004 September	December	Total
Operating revenues	$1,373.3	$1,045.9	$1,072.5	$1,398.9	$4,890.6
Operating Income	71.0	17.5	49.9	50.9	189.3
Income from continuing operations	46.4	10.7	37.8	61.3	156.2
Income available for common shareholders	42.6	4.6	34.8	57.7	139.7

Average number of shares of common stock (basic)	37.1	37.3	37.4	37.5	37.4
Average number of shares of common stock (diluted)	37.3	37.5	37.6	37.8	37.6

Earnings per common share (basic) (2)
Income from continuing operations	$1.23	$0.27	$0.99	$1.61	$4.09
Earnings per common share (basic)	1.15	0.12	0.93	1.54	3.74

Earnings per common share (diluted) (2)
Income from continuing operations	$1.22	$0.26	$0.99	$1.60	$4.07
Earnings per common share (diluted)	1.14	0.12	0.93	1.53	3.72

	March	June	2003 September	December	Total
Operating revenues (1)	$1,281.8	$971.9	$989.3	$1,078.3	$4,321.3
Operating income	57.4	10.5	52.5	10.3	130.7
Income from continuing operations	35.7	9.2	33.3	32.4	110.6
Net income before cumulative effect of change in accounting principles	30.6	3.5	34.8	25.7	94.6
Income available for common shareholders	33.0	2.7	34.1	24.9	94.7

Average number of shares of common stock	32.1	32.4	32.6	34.5	33.0
Average number of shares of common stock (diluted)	32.4	32.7	32.9	34.8	33.2

Earnings per common share (basic) (2)
Income from continuing operations	$1.09	$0.26	$1.00	$0.92	$3.26
Net income before cumulative effect of change in accounting principles	0.93	0.08	1.05	0.72	2.77
Earnings per common share (basic)	1.03	0.08	1.05	0.72	2.87

Earnings per common share (diluted) (2)
Income from continuing operations	$1.08	$0.26	$0.99	$0.91	$3.24
Net income before cumulative effect of change in accounting principles	0.92	0.08	1.04	0.72	2.75
Earnings per common share (diluted)	1.02	0.08	1.04	0.72	2.85

(1) Revenue has been reclassified, including revenues related to discontinued operation, to conform to current year presentation.

(2) Earnings per share for the individual quarters do not total the year ended earnings per share amount because of the significant changes to the average number of shares outstanding and changes in incremental issuable shares throughout the year.

Because of various factors, which affect the utility business, the quarterly results of operations are not necessarily comparable.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WPS RESOURCES CORPORATION

F. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of WPS Resources Corporation

We have audited the accompanying consolidated balance sheets of WPS Resources Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WPS Resources Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003 the Company changed its method of accounting for certain energy trading contracts to adopt EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." As discussed in Notes 1 and 15 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations to adopt Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations."

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 9, 2005


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

G. CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31
(Millions)	2004	2003	2002

Operating revenues
Electric	$801.2	$724.9	$696.9
Gas	420.9	404.2	310.7
Total operating revenues	1,222.1	1,129.1	1,007.6
Operating expenses
Electric production fuels	137.7	134.1	127.7
Purchased power	111.3	90.9	89.5
Gas purchased for resale	301.9	291.0	198.6
Other operating expenses	306.9	283.1	257.5
Maintenance	79.1	72.0	69.4
Depreciation and decommissioning	91.0	122.9	81.9
Federal income taxes	37.8	30.9	33.0
Investment tax credit restored	(1.3)	(1.5)	(1.5)
State income taxes	10.6	8.9	10.3
Gross receipts tax and other	38.5	36.8	33.4
Total operating expense	1,113.5	1,069.1	899.8
Operating income	108.6	60.0	107.8
Other income and (deductions)
Allowance for equity funds used during construction	2.0	2.4	3.0
Other, net	35.2	60.3	16.0
Income taxes	(4.2)	(7.4)	(5.0)
Total other income	33.0	55.3	14.0
Interest expense
Interest on long-term debt	29.9	27.8	27.2
Other interest	4.5	4.9	7.9
Allowance for borrowed funds used during construction	(0.7)	(1.0)	(1.2)
Total interest expense	33.7	31.7	33.9
Minority interest	-	(1.6)	(1.7)
Net income	107.9	82.0	86.2
Preferred stock dividend requirements	3.1	3.1	3.1
Earnings on common stock	$104.8	$78.9	$83.1

The accompanying WPS Resources Corporation's and Wisconsin Public Service Corporation's notes are an integral part of these statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

H. CONSOLIDATED BALANCE SHEETS

At December 31
(Millions)	2004	2003
Assets
Utility plant
Electric	$2,223.9	$2,121.2
Gas	510.0	457.2
Total	2,733.9	2,578.4
Less - Accumulated depreciation	1,189.3	1,132.4
Total	1,544.6	1,446.0
Nuclear decommissioning trusts	344.5	332.3
Construction in progress	153.1	81.7
Nuclear fuel, less accumulated amortization	24.6	20.3
Net utility plant	2,066.8	1,880.3

Current assets
Cash and cash equivalents	3.5	4.7
Customer and other receivables, net of reserves of $5.5
at December 31, 2004 and $4.4 at December 31, 2003	106.2	103.6
Receivables from related parties	9.1	15.6
Accrued unbilled revenues	68.4	51.3
Fossil fuel, at average cost	15.2	14.9
Gas in storage, at average cost	60.2	50.9
Materials and supplies, at average cost	28.3	26.2
Assets from risk management activities	5.7	4.5
Prepayments and other	39.3	38.8
Total current assets	335.9	310.5
Regulatory assets	156.5	125.0
Pension assets	-	67.8
Goodwill	36.4	36.4
Investments and other assets	173.0	157.7
Total assets	$2,768.6	$2,577.7

Capitalization and Liabilities
Capitalization
Common stock equity	$899.7	$798.2
Preferred stock with no mandatory redemption	51.2	51.2
Long-term debt to parent	12.0	12.4
Long-term debt	496.0	495.4
Total capitalization	1,458.9	1,357.2

Current liabilities
Current portion of long-term debt	-	49.9
Short-term debt	101.0	10.0
Accounts payable	145.1	104.9
Payables to related parties	8.9	14.9
Accrued interest and taxes	8.1	9.3
Other	20.5	16.5
Total current liabilities	283.6	205.5

Long-term liabilities and deferred credits
Accumulated deferred income taxes	130.1	134.7
Accumulated deferred investment tax credits	15.2	16.5
Regulatory liabilities	271.1	285.4
Environmental remediation liability	66.7	36.2
Pension and postretirement benefit obligations	92.9	135.9
Asset retirement obligations	364.4	344.0
Payables to related parties	18.6	-
Other long-term liabilities	67.1	62.3
Total long-term liabilities and deferred credits	1,026.1	1,015.0
Commitments and contingencies	-	-
Total capitalization and liabilities	$2,768.6	$2,577.7

The accompanying WPS Resources Corporation's and Wisconsin Public Service Corporation's notes are an integral part of these statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

I. CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31
(Millions, except share amounts)	2004	2003

Common stock equity
Common stock	$95.6	$95.6
Premium on capital stock	516.0	438.3
Accumulated other comprehensive loss	(20.7)	(14.9)
Retained earnings	308.8	279.2
Total common stock equity	899.7	798.2

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -
Shares
Series Outstanding
5.00% 131,916	13.2	13.2
5.04% 29,983	3.0	3.0
5.08% 49,983	5.0	5.0
6.76% 150,000	15.0	15.0
6.88% 150,000	15.0	15.0
Total preferred stock	51.2	51.2

Long-term debt to parent
Series Year Due
8.76% 2015	5.0	5.2
7.35% 2016	7.0	7.2
Total long-term debt to parent	12.0	12.4

Long-term debt
First mortgage bonds
Series Year Due
6.90% 2013	22.0	22.0
7.125% 2023	0.1	50.0
Senior notes
Series Year Due
6.08% 2028	50.0	50.0
6.125% 2011	150.0	150.0
4.875% 2012	150.0	150.0
4.8% 2013	125.0	125.0
Total	497.1	547.0
Unamortized discount and premium on bonds, net	(1.1)	(1.7)
Total first mortgage bonds	496.0	545.3
Current portion	-	(49.9)
Total long-term debt	496.0	495.4
Total capitalization	$1,458.9	$1,357.2

The accompanying WPS Resources Corporation's and Wisconsin Public Service Corporation's notes are an integral part of these statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

J. CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

						Accumulated
				Capital in		Other
	Comprehensive		Common	Excess of	Retained	Comprehensive
(Millions)	Income	Total	Stock	Par Value	Earnings	Loss

Balance at December 31, 2001	-	$710.6	$95.6	$364.6	$250.4	-
Earnings on common stock	$83.1	83.1	-	-	83.1	-
Other comprehensive loss - minimum pension liability (net of taxes of $1.8)	(2.7)	(2.7)	-	-	-	(2.7)
Comprehensive income	$80.4	-	-	-	-	-
Net equity infusions from parent	-	15.0	-	15.0	-	-
Dividends to parent	-	(64.0)	-	-	(64.0)	-
Other	-	3.9	-	4.2	(0.3)	-

Balance at December 31, 2002	-	$745.9	$95.6	$383.8	$269.2	($2.7)
Earnings on common stock	$78.9	78.9	-	-	78.9	-
Other comprehensive loss - minimum pension liability (net of taxes of $8.2)	(12.2)	(12.2)	-	-	-	(12.2)
Comprehensive income	$66.7	-	-	-	-	-
Net equity infusions from parent	-	50.0	-	50.0	-	-
Dividends to parent	-	(69.0)	-	-	(69.0)	-
Other	-	4.6	-	4.5	0.1	-

Balance at December 31, 2003	-	$798.2	$95.6	$438.3	$279.2	($14.9)
Earnings on common stock	$104.8	104.8	-	-	104.8	-
Other comprehensive loss - minimum pension liability (net of taxes of $3.8)	(5.8)	(5.8)	-	-	-	(5.8)
Comprehensive income	$99.0	-	-	-	-	-
Net equity infusions from parent	-	75.0	-	75.0	-	-
Dividends to parent	-	(75.0)	-	-	(75.0)	-
Other	-	2.5	-	2.7	(0.2)	-

Balance at December 31, 2004	-	$899.7	$95.6	$516.0	$308.8	($20.7)

The accompanying WPS Resources Corporation's and Wisconsin Public Service Corporation's notes are an integral part of these statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

K. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2004	2003	2002

Cash flows from operating activities:
Net income	$107.9	$82.0	$86.2

Adjustments to reconcile net income to net cash from
operating activities -
Depreciation and decommissioning	91.0	122.9	81.9
Gain on nuclear decommissioning trust	(5.5)	(38.7)	(1.7)
Amortization	42.8	41.4	45.5
Deferred income taxes	1.0	12.1	(0.3)
Allowance for equity funds used during construction	(2.0)	(2.4)	(3.0)
Equity income, net of minority interest	(14.6)	(9.3)	(9.5)
Gain on sale of property	(13.7)	(7.3)	(0.7)
Pension expense (credit)	16.3	6.7	(4.9)
Postretirement expense	12.4	12.0	4.5
Pension and postretirement funding	(17.8)	(15.6)	(7.3)
Other, net	14.3	(13.3)	9.6
Changes in -
Customer and other receivables	1.0	(4.0)	(23.1)
Accrued utility revenues	(17.1)	(4.0)	(6.4)
Fossil fuel inventory	(0.3)	1.5	(1.3)
Gas in storage	(9.3)	(19.9)	2.6
Miscellaneous assets	(3.3)	(10.4)	(7.5)
Accounts payable	9.0	0.4	37.6
Accrued taxes and interest	(1.2)	(1.4)	(9.3)
Miscellaneous current and accrued liabilities	3.0	(0.1)	(7.5)
Net cash provided by operating activities	213.9	152.6	185.4

Cash flows from investing activities:
Capital expenditures	(272.8)	(161.6)	(191.0)
Purchase of equity investments and other acquisitions	-	(48.4)	-
Sale of property, plant, and equipment	19.5	27.7	1.5
Decommissioning funding	(0.3)	(3.0)	(2.6)
Other	1.6	3.1	8.1
Net cash used for investing activities	(252.0)	(182.2)	(184.0)

Cash flows from financing activities:
Short-term debt - net	91.0	(16.0)	16.0
Issuance of long-term debt	-	125.0	150.0
Payments of long-term debt and capital lease	(50.3)	(59.5)	(123.3)
Equity contributions from parent	75.0	50.0	60.0
Equity withdrawal by parent	-	-	(45.0)
Dividends to parent	(75.0)	(69.0)	(64.0)
Preferred stock dividends	(3.1)	(3.1)	(3.1)
Other	(0.7)	3.5	1.5
Net cash provided by (used for) financing activities	36.9	30.9	(7.9)
Net change in cash and equivalents	(1.2)	1.3	(6.5)
Cash and equivalents at beginning of year	4.7	3.4	9.9
Cash and equivalents at end of year	$3.5	$4.7	$3.4

The accompanying WPS Resources Corporation's and Wisconsin Public Service Corporation's
notes are an integral part of these statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

L. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain notes to WPSC's financial statements are combined with the notes to the financial statements of WPS Resources in Item 8, Section E. The combined notes are listed below.

Item 8, Section E Footnote Reference

Summary of Significant Accounting Policies	Note 1
Fair Value of Financial Instruments	Note 2
Risk Management Activities	Note 3
Property, Plant, and Equipment	Note 5
Acquisitions and Sales of Assets	Note 6
Jointly Owned Utility Facilities	Note 7
Nuclear Plant Operation	Note 8
Regulatory Assets and Liabilities	Note 9
Investments in Affiliates, at Equity Method	Note 10
Goodwill and Other Intangible Assets	Note 11
Long-Term Debt	Note 14
Asset Retirement Obligations	Note 15
Commitments and Contingencies	Note 17
Employee Benefit Plans	Note 18
Preferred Stock of Subsidiary	Note 19
Stock-Based Compensation	Note 21
Regulatory Environment	Note 22

In addition to the combined notes, the following are supplemental notes for WPSC. These notes should be read in conjunction with WPS Resources' consolidated financial statements and the related notes. WPSC is subject to regulation by the FERC under the Federal Power Act and follows the Uniform System of Accounts prescribed by the FERC.

NOTE 1--CASH AND CASH EQUIVALENTS

Cash paid for taxes during 2004, 2003, and 2002 was $38.4 million, $29.7 million, and $52.2 million, respectively. During 2004, 2003, and 2002, cash paid for interest totaled $28.7 million, $28.4 million, and $25.4 million, respectively.

Non-cash transactions were as follows:
(Millions)	2004	2003	2002
Weston 4 construction costs funded through accounts payable	$22.6	$ -	$ -
Minimum pension liability equity adjustment	5.8	12.2	2.7
Exchange of transmission assets for equity interest in ATC	-	5.9	-


NOTE 2--FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of WPSC's financial instruments as of December 31 were:
(Millions)	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 3.5	$ 3.5	$ 4.7	$ 4.7
Energy conservation loans	1.6	1.6	1.9	1.9
Nuclear decommissioning trusts - utility plant	344.5	344.5	332.3	332.3
Nuclear decommissioning trusts - other assets	26.8	26.8	22.5	22.5
Notes payable	10.0	10.0	10.0	10.0
Commercial paper	91.0	91.0	-	-
Long-term debt	497.1	523.2	547.0	565.7
Preferred stock	51.2	50.1	51.2	49.1
Risk management activities - net	10.4	10.4	8.4	8.4

NOTE 3--REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected in WPSC's consolidated balance sheets as of December 31:

(Millions)	2004	2003

Regulatory assets
Manufactured gas plant remediation costs (net of insurance recoveries)	$ 71.3	$ 39.6
De Pere Energy Center	45.3	47.7
Deferred nuclear costs	10.9	4.9
Plant related costs	6.5	2.6
Minimum pension liability	6.4	15.2
Reserve for uncollectible accounts	5.5	4.4
Unamortized loss on debt	2.4	1.4
Automated meter reading costs	1.8	4.5
Funding for enrichment facilities	1.8	2.4
Other	4.6	2.3
Total	$156.5	$125.0

Regulatory liabilities
Cost of removal reserve	$173.7	$167.9
Asset retirement obligations	46.6	66.9
Unrealized gain on decommissioning trust	26.8	22.5
Derivatives	11.0	8.4
Income tax related items	6.6	4.9
Deferred gain on emission allowance sales	3.7	5.1
Deferred ATC costs	1.6	3.4
Demand-side management expenditures	1.1	5.3
Other	-	1.0
Total	$271.1	$285.4


NOTE 4--LEASES

WPSC leases various property, plant, and equipment. Terms of the leases vary but generally require WPSC to pay property taxes, insurance premiums, and maintenance costs associated with the leased property. Rental expense attributable to operating leases was $4.2 million, $3.9 million, and $3.9 million in 2004, 2003, and 2002 respectively. Future minimum rental obligations under non-cancelable operating leases are payable as follows:

Year ending December 31
(Millions)

2005	$ 3.2
2006	1.7
2007	1.7
2008	1.6
2009	1.4
Later years	4.9
Total payments	$14.5

NOTE 5--COMMON EQUITY

WPSC is restricted by a PSCW order to pay normal common stock dividends of no more than 109% of the previous year's common stock dividend without the PSCW's approval. WPS Resources may provide equity contributions or request a return of capital in order to maintain utility common equity levels consistent with those allowed by the regulators. Wisconsin law prohibits WPSC from making loans to or guaranteeing obligations of WPS Resources or its other subsidiaries.

During 2004, WPSC received equity contributions of $75.0 million from WPS Resources. WPSC paid common dividends of $75.0 million to WPS Resources in 2004. The equity contributions allowed WPSC's average equity capitalization ratio for ratemaking to remain within the target range as established by the PSCW in its most recent rate order.

NOTE 6--PREFERRED STOCK

WPSC has issued preferred stock with no mandatory redemption and a $100 par value. The following table shows the carrying value and shares outstanding at December 31, 2003, and 2004 of the 1,000,000 shares authorized:

(Millions, except share amounts)	Series	Shares Outstanding	Carrying Value
	5.00%	131,916	$13.2
	5.04%	29,983	3.0
	5.08%	49,983	5.0
	6.76%	150,000	15.0
	6.88%	150,000	15.0
Total		511,882	$51.2

NOTE 7--LONG-TERM DEBT

At December 31, 2004, WPSC was in compliance with all covenants relating to outstanding debt. A schedule of all principal debt payment amounts, including bond maturities and early retirement payments is as follows:


Year ending December 31 (Millions)

2005	$ -
2006	-
2007	-
2008	-
2009	-
Later years	497.1
Total payments	$497.1

NOTE 8--SHORT-TERM DEBT AND LINES OF CREDIT

The information in the table below relates to short-term debt and lines of credit for the years indicated:
(Millions, except for percentages)	2004	2003	2002

As of end of year
Commercial paper outstanding	$91.0	$ -	$16.0
Average discount rate on outstanding commercial paper	2.44%	-%	1.35%
Short-term notes payable outstanding	$10.0	$10.0	$10.0
Average interest rate on short-term notes payable	2.26%	1.12%	1.39%
Available (unused) lines of credit	$20.2	$115.0	$100.0

For the year
Maximum amount of short-term debt	$116.0	$103.0	$80.0
Average amount of short-term debt	$36.3	$64.7	$22.9
Average interest rate on short-term debt	1.67%	1.24%	1.74%

The commercial paper had varying maturity dates ranging from January 4, 2005, through January 11, 2005.

NOTE 9--ASSET RETIREMENT OBLIGATIONS

WPSC has a legal obligation to decommission the irradiated portions of Kewaunee in accordance with the Nuclear Regulatory Commission's minimum decommissioning requirements. WPSC has also identified other legal retirement obligations that are not significant to the financial statements. Upon implementation of SFAS No. 143 on January 1, 2003, WPSC recorded a net asset retirement cost of $90.8 million and an asset retirement obligation of $324.8 million. The difference between the previously recorded liabilities of $290.5 million and the cumulative effect of adopting SFAS No. 143 was deferred as a regulatory liability pursuant to SFAS No. 71.

WPSC recognized removal costs for utility assets prior to the adoption of SFAS No. 143. Historically these removal costs were reflected as a component of depreciation expense and accumulated depreciation in accordance with regulatory treatment. Upon adoption of SFAS No. 143 on January 1, 2003, costs of removal with associated legal retirement obligations were accounted for as asset retirement obligations. Subsequent to adopting SFAS No. 143, amounts recognized for costs of removal that do not have an associated legal obligation are reported as a regulatory liability pursuant to SFAS No. 71.


NOTE 10--INCOME TAXES

The principal components of WPSC's deferred tax assets and liabilities recognized in the balance sheet as of December 31 are as follows:
(Millions)	2004	2003

Deferred tax assets
Plant related	$ 53.5	$ 51.7
Employee benefits	22.2	18.9
Deferred income and deductions	14.5	13.4
Other comprehensive income	13.8	10.0
Regulatory deferrals	1.8	3.4
Other	4.6	1.4
Total	$110.4	$ 98.8

Deferred tax liabilities
Plant related	$212.6	$203.2
Employee benefits	11.0	16.1
Regulatory deferrals	10.6	5.7
Deferred income and deductions	3.8	3.3
Other	3.1	4.6
Total	$241.1	$232.9

Consolidated Balance Sheet Presentation
Prepayments and other	$ -	$ (0.6)
Other current liabilities	0.6	-
Long-term deferred tax liabilities	130.1	134.7
Net deferred tax liabilities	$130.7	$134.1


The following table presents a reconciliation of federal income taxes (which are calculated by multiplying the statutory federal income tax rate by book income before federal income tax) to the federal income tax expense reported in the Consolidated Statements of Income for the periods ended December 31.
(Millions, except for percentages)	2004		2003		2002
	Rate	Amount	Rate	Amount	Rate	Amount

Statutory federal income tax	35.0%	$55.7	35.0%	$45.3	35.0%	$47.2
State income taxes, net	5.1	8.1	5.5	7.1	5.4	7.2
Investment tax credit restored	(0.9)	(1.4)	(1.2)	(1.5)	(1.1)	(1.5)
Plant related	0.1	0.2	(0.9)	(1.2)	(1.7)	(2.3)
Benefits and compensation	(1.9)	(3.1)	(1.5)	(1.9)	(1.3)	(1.8)
Federal tax credits	(0.2)	(0.3)	(0.2)	(0.3)	(0.2)	(0.3)
Other differences, net	(5.0)	(7.9)	(1.4)	(1.8)	(1.4)	(1.7)
Effective income tax	32.2%	$51.3	35.3%	$45.7	34.7%	$46.8

Current provision
Federal		$38.7		$24.2		$35.6
State		11.6		9.4		11.5
Total current provision		50.3		33.6		47.1
Deferred provision		2.3		13.6		1.2
Investment tax credit restored		(1.3)		(1.5)		(1.5)
Total income tax expense		$51.3		$45.7		$46.8

As the related temporary differences reverse, WPSC is prospectively refunding taxes to customers for which deferred taxes were recorded in prior years at rates different than current rates. The regulatory liability for these refunds and other regulatory tax effects totaled $6.6 and $4.9 million as of December 31, 2004, and 2003, respectively.

NOTE 11--SEGMENTS OF BUSINESS

WPSC manages its reportable segments separately due to their different operating and regulatory environments. Its principal business segments are the regulated electric utility operations and the regulated gas utility operations. The tables below present information for the respective years pertaining to the operations of WPSC segmented by lines of business.

Segments of Business
(Millions)
	Regulated Utilities
2004	Electric Utility	Gas Utility	Total Utility	Other (1)	WPSC Consolidated

Income Statement
Operating revenues	$ 801.2	$420.9	$1,222.1	$ -	$1,222.1
Depreciation and decommissioning	75.0	16.0	91.0	-	91.0
Other income, excluding taxes	10.4	0.4	10.8	26.4	37.2
Interest expense	23.1	7.7	30.8	2.9	33.7
Income taxes	38.4	10.2	48.6	2.7	51.3
Earnings on common stock	65.8	17.3	83.1	21.7	104.8
Total assets	2,080.8	577.9	2,658.7	109.9	2,768.6
Cash expenditures for long-lived assets	210.1	62.7	272.8	-	272.8

(1) Nonutility operations are included in the Other column.


Segments of Business
(Millions)
	Regulated Utilities
2003	Electric Utility	Gas Utility	Total Utility	Other (1)	WPSC Consolidated

Income Statement
Operating revenues	$ 724.9	$404.2	$1,129.1	$ -	$1,129.1
Depreciation and decommissioning	108.6	14.3	122.9	-	122.9
Other income, excluding taxes	43.7	1.3	45.0	17.7	62.7
Interest expense	22.3	6.7	29.0	2.7	31.7
Income taxes	31.7	9.2	40.9	4.8	45.7
Earnings on common stock	53.6	15.7	69.3	9.6	78.9
Total assets	1,965.7	497.0	2,462.7	115.0	2,577.7
Cash expenditures for long-lived assets	120.6	40.7	161.3	0.3	161.6

(1) Nonutility operations are included in the Other column.

Segments of Business
(Millions)
	Regulated Utilities
2002	Electric Utility	Gas Utility	Total Utility	Other (1)	WPSC Consolidated

Income Statement
Operating revenues	$696.9	$310.7	$1,007.6	$ -	$1,007.6
Depreciation and decommissioning	68.6	13.3	81.9	-	81.9
Other income, excluding taxes	6.3	0.3	6.6	12.4	19.0
Interest expense	25.4	6.3	31.7	2.2	33.9
Income taxes	31.1	12.4	43.5	3.3	46.8
Earnings on common stock	58.6	18.4	77.0	6.1	83.1
Cash expenditures for long-lived assets	157.0	34.0	191.0	-	191.0

(1) Nonutility operations are included in the Other column.

NOTE 12--QUARTERLY FINANCIAL INFORMATION (Unaudited)
(Millions)	Three Months Ended
	2004
	March	June	September	December	Total

Operating revenues	$372.0	$259.8	$260.2	$330.1	$1,222.1
Operating income	37.7	15.8	34.4	20.7	108.6
Earnings on common stock	32.5	11.9	30.5	29.9	104.8

	2003
	March	June	September	December	Total

Operating revenues	$351.7	$244.8	$254.0	$278.6	$1,129.1
Operating income	29.7	7.8	30.6	(8.1)	60.0
Earnings on common stock	23.9	4.3	28.0	22.7	78.9

Because of various factors that affect the utility business, the quarterly results of operations are not necessarily comparable.

NOTE 13--RELATED PARTY TRANSACTIONS

WPSC routinely enters into transactions with related parties, including WPS Resources, its subsidiaries, and other entities in which WPSC has material interests.

The following table shows purchases from and sales to related parties:


(Millions)	2004	2003	2002

Electric sales to UPPCO	$16.1	$27.1	$21.5
Electric purchases from UPPCO	4.9	1.4	-
Gas sales to ESI	20.8	16.4	5.4
Gas purchases from ESI	15.4	5.9	3.3

WPS Leasing, a consolidated subsidiary of WPSC, has a note payable to the WPS Resources parent company. The balance of the payable was $12.0 million and $12.4 million at December 31, 2004, and 2003, respectively. Interest expense on the note totaled $1.0 million per year in 2004, 2003, and 2002.

With the exception of UPPCO's Supplemental Employee Retirement Plan, the assets and liabilities related to the qualified and non-qualified pension plans and the postretirement plans of WPS Resources are recorded on WPSC's Consolidated Balance Sheets. The net periodic benefit cost associated with the plans is allocated among WPS Resources' subsidiaries. At December 31, 2004, and 2003, WPSC's Consolidated Balance Sheets included $1.4 million and $1.1 million, respectively, in receivables from related parties related to these benefit plans.

WPS Resources and its consolidated subsidiaries file consolidated federal income tax returns. WPSC pays the income taxes, which are then allocated to the appropriate entities. The tax allocable to each subsidiary is the amount of tax it would have paid had it filed a separate return for the tax year in question, after application of any credit to which it would be entitled on a separate return basis. Adjustments are made as necessary to reflect any items which are usable on the consolidated return, but which would not be usable on a separate return, such as deducting a capital loss that can be used against capital gains attributable to another member of the consolidated group. At December 31, 2004, WPSC's Consolidated Balance Sheet included intercompany taxes receivable of $3.1 million and intercompany taxes payable of $24.4 million. At December 31, 2003, intercompany taxes payable totaled $6.3 million.

At December 31, 2004, WPSC had a 36.4% interest in WPS Investments, accounted for under the equity method. WPS Investments is a consolidated subsidiary of WPS Resources that is jointly owned by WPS Resources, WPSC, and UPPCO. Prior to 2003, WPS Investments was a consolidated subsidiary of WPSC, but capital contributions during 2003 resulted in majority ownership by WPS Resources. The ownership interests have varied throughout 2004, 2003, and 2002 and will continue to change as cash is contributed by WPS Resources or additional assets are contributed by the utilities. Equity income recorded by WPSC during 2004 and 2003 was $6.9 million and $5.8 million, respectively.

WPSC also provides and receives other services, property, and things of value to and from its parent, WPS Resources, and other subsidiaries of WPS Resources. All such transactions are made pursuant to a master affiliated interest agreement approved by the PSCW. The agreement provides that WPSC receives payment equal to the higher of its cost or fair value for services and property and other things of value which WPSC provides to WPS Resources or its other nonregulated subsidiaries, and WPSC makes payments equal to the lower of the provider's cost or fair value for property, services, and other things of value which WPS Resources or its other nonregulated subsidiaries provide to WPSC. The agreement further provides that any services, property, or other things of value provided to or from WPSC to or for any other regulated subsidiary of WPS Resources be provided at cost. Modification or amendment to the master agreement requires the approval of the PSCW.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

M. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Wisconsin Public Service Corporation

We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Public Service Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wisconsin Public Service Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations to adopt Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations."

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 9, 2005


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, WPS Resources' and WPSC's management evaluated, with the participation of WPS Resources' and WPSC's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of WPS Resources' and WPSC's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, WPS Resources' and WPSC's disclosure controls and procedures were effective as of the date of such evaluation in timely alerting them to material information relating to WPS Resources and WPSC (including their consolidated subsidiaries) required to be included in their periodic SEC filings, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in Internal Controls

There were no significant changes in WPS Resources' and WPSC's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management Reports on Internal Control over Financial Reporting

WPS Resources Corporation

The management of WPS Resources and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. WPS Resources' control systems were designed to provide reasonable assurance to WPS Resources' management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

WPS Resources' management assessed the effectiveness of its internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2004, WPS Resources' internal control over financial reporting is effective based on those criteria.

WPS Resources Corporation's independent registered public accounting firm has issued an audit report on management's assessment of WPS Resources' internal control over financial reporting.

Wisconsin Public Service Corporation

The management of WPSC and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. WPSC's control systems were designed to provide reasonable assurance to WPSC's management and board of directors regarding the preparation and fair presentation of published financial statements.


All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

WPSC's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2004, WPSC's internal control over financial reporting is effective based on those criteria.

WPSC's independent registered public accounting firm has issued an audit report on management's assessment of WPSC's internal control over financial reporting.

Reports of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of WPS Resources Corporation

We have audited management's assessment, included in the accompanying Management Reports on Internal Control over Financial Reporting, that WPS Resources Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated March 9, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 9, 2005

To the Board of Directors of Wisconsin Public Service Corporation

We have audited management's assessment, included in the accompanying Management Reports on Internal Control over Financial Reporting, that Wisconsin Public Service Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.


Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated March 9, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 9, 2005

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Information required by this Item regarding the directors of WPS Resources, Section 16 compliance and the members of the audit committee and the audit committee financial expert can be found in WPS Resources' Proxy Statement for its Annual Meeting of Shareholders to be held May 19, 2005, under the captions "Election of Directors," "Ownership of Voting Securities-Section 16(a) Beneficial Ownership Reporting Compliance" and "Committees of the Board of Directors," respectively. Such information is incorporated by reference as if fully set forth herein. The directors of WPS Resources are also the directors of WPSC.

Information regarding the executive officers of WPS Resources and WPSC can be found in this Annual Report on Form 10-K in Item 4A.

WPS Resources has adopted a Code of Conduct, which serves as our Code of Business Conduct and Ethics. The Code of Conduct applies to all of our directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller and any other persons performing similar functions. The Code of Conduct also applies to WPSC and all of its directors, officers, and employees. The Code of Conduct is available on our web site at www.wpsr.com under "Investor Information" then select, "Corporate Governance." A copy is also available to any shareholder, upon request, by writing to Barth J. Wolf, Secretary and Manager - Legal Services, WPS Resources


Corporation, P.O. Box 19001, Green Bay, Wisconsin 54307-9001. Any amendments to, or waivers from, our Code of Conduct will be disclosed on our web site within the prescribed time period.

WPS Resources has also adopted corporate governance guidelines. These guidelines, as well as the charters for its audit committee, governance committee, and compensation committee are available on our web site at www.wpsr.com under "Investor Information" then select, "Corporate Governance." A copy of our corporate governance guidelines and our audit committee, governance committee and compensation committee charters are also available to any shareholder, upon request by writing to Barth J. Wolf, Secretary and Manager - Legal Services, WPS Resources Corporation, P.O. Box 19001, Green Bay, Wisconsin 54307-9001.

ITEM 11.     EXECUTIVE COMPENSATION

WPS Resources

Information required by this Item regarding compensation paid by WPS Resources to its directors and its "named executive officers" can be found in WPS Resources' Proxy Statement for its Annual Meeting of Shareholders to be held May 19, 2005, under the captions "Board Compensation" and "Executive Compensation." Such information is incorporated by reference as if fully set forth herein. Named executive officers include the Chief Executive Officer and the next four most highly compensated executive officers for 2004.


Wisconsin Public Service

Summary Compensation Table

The following table sets forth cash and other compensation paid to or earned by each of the named executive officers of WPSC for the last three fiscal years. Named executive officers include the Chief Executive Officer and the next four most highly compensated executive officers for 2004. Compensation amounts for those WPSC named executive officers also reported as named executive officers of WPS Resources are repeated in this table and do not reflect additional compensation.
Long-Term Compensation
Annual Compensation					Awards		Payouts
Name and Title	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compen- sation
		($) (1)	($)	($) (2)	($) (3)	(#)	($)	($)(4)
Larry L. Weyers Chairman and Chief Executive Officer	2004 2003 2002	600,000 544,817 539,300	777,060 409,465 358,853	30,078 38,880 26,627	- - -	111,607 97,015 99,027	1,161,681 1,058,688 -	25,669 27,837 22,068
Joseph P. O'Leary Senior Vice President and Chief Financial Officer	2004 2003 2002	261,862 234,778 232,400	158,016 98,428 110,264	- - -	- - -	23,304 17,371 17,781	234,603 120,936 -	7,717 2,065 2,065
Charles A. Schrock President and Chief Operating Officer - Generation	2004 2003 2002	248,153 240,031 237,600	144,223 34,294 79,765	1,026 1,326 908	- - -	16,000 14,404 16,967	223,854 - -	18,134 18,711 16,526
Thomas P. Meinz Executive Vice President - Public Affairs	2004 2003 2002	186,992 174,265 172,500	108,082 71,267 81,999	11,421 14,763 10,110	- - -	13,326 11,505 12,318	162,557 159,485 -	16,895 17,498 15,516
Bernard J. Treml Senior Vice President - Human Resources	2004 2003 2002	175,213 165,678 164,000	97,138 62,552 75,821	6,637 8,579 5,876	- - -	7,634 6,538 6,692	88,275 87,724 -	17,062 17,740 15,675

(1) In addition to base salary, these amounts include elective deferred compensation in a reserve account for each individual.

(2) These amounts reflect above-market earnings on elective deferred compensation. Perquisites for the Chief Executive Officer and the four other named executive officers were less than $50,000 or 10% of the total of salary and bonus for the year and, accordingly, are not listed.

(3) Performance shares of WPS Resources Common Stock have been awarded to each of the named executive officers as reported in the Long-Term Incentive Plan table presented below. At December 31, 2004, the closing stock price of WPS Resources common stock was $49.96. Based on this valuation, an award of the performance shares at target would have a value at year-end of $1,950,139 for Larry L. Weyers, $368,855 for Joseph P. O'Leary, $301,009 for Charles A. Schrock, $235,561 for Thomas P. Meinz, and $132,194 for Bernard J. Treml.


(4) All Other Compensation for 2004 as reported in the table above is:
Name and Title	Year	Contributions to Employee Stock Ownership Plan ($)	Deferred Compensation Contribution for ESOP Restoration Benefit ($)	Life Insurance Premiums ($)	Above Market Earnings on Mandatory Deferred Compensation ($)
Larry L. Weyers	2004	10,899	0	4,350	10,420
Joseph P. O'Leary	2004	5,198	0	2,519	-
Charles A. Schrock	2004	10,904	0	2,304	4,926
Thomas P. Meinz	2004	8,601	2,117	1,791	4,386
Bernard J. Treml	2004	8,073	2,621	1,710	4,658

Agreements with Named Executive Officers

Individual employment and severance agreements exist with each of the named executive officers. The agreements are intended to retain the services of these officers in the event of a change in control of WPS Resources. Each agreement entitles the officer to a continuation of salary and benefits for a maximum period of three years after a change in control. Each employment and severance agreement also provides a cash termination payment should there be a termination of the officer's employment after a change of control or in anticipation of a change in control. Generally, total termination payments provided are not to exceed the present value of 2.99 times the executive's average annual salary and annual bonuses for the five years immediately preceding a change of control. Certain named executive officers may receive termination payments in excess of 2.99 times average annual salary, portions of which may not be tax deductible. The termination payments replace all other severance payments to which the executive may be entitled under current severance agreements.

Option Grants to Named Executives in Last Fiscal Year

Individual Grants
Name	Number of securities underlying options/SARs granted	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/sh)	Expiration date	Grant date present value $

Larry L. Weyers	111,607	34.73%	$48.11	12/8/14	629,463
Joseph P. O'Leary	23,304	7.25%	$48.11	12/8/14	131,435
Charles A. Schrock	16,000	4.98%	$48.11	12/8/14	90,240
Thomas P. Meinz	13,326	4.15%	$48.11	12/8/14	75,159
Bernard J. Treml	7,634	2.38%	$48.11	12/8/14	43,056

As of December 31, 2004, WPS Resources has not granted SARs to any employee.

All options for WPS Resources common stock reported above will vest at a rate of 25% per year beginning on December 8, 2005 and ending on December 8, 2008. The year-end closing price of WPS Resources stock was $49.96. There were no stock appreciation rights granted to any employee in 2004.


The grant date present value in the last column of the table above is based on option values of $5.64 per option granted on December 8, 2004. This value was calculated using the standard Binomial Model. For purposes of determining the value of these options, the following assumptions were made:

Option Value	$5.64
Annual dividend yield	5.19%
Volatility	15.44%
Risk free rate of return	4.40%
Time of exercise	10 years

The annual dividend yield assumption was based on actual dividends and stock prices of WPS Resources common stock over the prior 36-month period to determine an annualized 12-month yield. The risk free rate of return equals the interest rate on 10-year treasuries on the grant date. Due to the lack of experience with the plan, the time of exercise was assumed to be the maximum exercise period of the options. Expected volatility is based on the monthly price of WPS Resources common stock over the three years prior to the grant date.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values for the Named Executive Officers
			Number of securities underlying unexercised options/SARs at fiscal year end	Value of unexercised in-the-money options/SARs at fiscal year end (1)
			(#)	($)
Name	Shares acquired on exercise (#)	Value realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable

Larry L. Weyers	0	0	213,195 / 255,410	2,884,329 / 1,522,834
Joseph P. O'Leary	0	0	34,680 / 52,371	467,318 / 330,571
Charles A. Schrock	1,200	21,582	43,534 / 39,436	699,822 / 253,756
Thomas P. Meinz	8,000	145,880	29,349 / 31,127	403,891 / 191,507
Bernard J. Treml	0	0	16,091 / 17,520	220,927 / 105,897

(1) Amounts represent the excess fair market value of the underlying stock at year-end and the exercise price of each option. The year-end stock price was $49.96.

Performance Share (Long-Term Incentive Plan) Awards to the Named Executive Officers

Long-Term Incentive Plans - Awards in Last Fiscal Year

			Estimated future payouts under non-stock price-based plans
Name	Number of shares, units or other rights (#)	Performance or other period until maturation or payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)

Larry L. Weyers	12,991	3 years	-	-	-
Joseph P. O'Leary	2,713	3 years	-	-	-
Charles A. Schrock	1,862	3 years	-	-	-
Thomas P. Meinz	1,551	3 years	-	-	-
Bernard J. Treml	889	3 years	-	-	-

Performance shares are part of the WPS Resources 2001 Omnibus Incentive Compensation Plan. The program sets performance goals, based on total shareholder return, at the start of each three-year period. Comparison of WPS Resources' total shareholder return with the shareholder return of a peer group of major publicly traded energy service companies, for the three-year period, determines if the performance share awards are ultimately issued, and if so, how many. The number of shares initially awarded


individuals within the plan is based on market levels of incentive compensation and competitiveness of the total compensation package. Award levels are targeted to meet the median of the range of similar awards paid by comparable companies.

Pension Plans

The tables below show the lump sum retirement benefit payable to a covered participant for specified salary levels and years of service under the provisions of the WPSC Retirement Plan and the WPS Resources Corporation Pension Restoration and Supplemental Retirement Plan in effect January 1, 2005, assuming termination of employment on that date:
Pension Plan Table Lump Sum Retirement Benefits (1) at January 1, 2005 For Years of Service Indicated (For Hires Prior to January 1, 2001)

Final Average Pay(2)	15 Years	20 Years	25 Years	30 Years	35 Years
$ 200,000	$ 507,900	$ 641,400	$ 800,000	$ 950,000	$1,100,000
250,000	634,875	801,750	1,000,000	1,187,500	1,375,000
300,000	761,850	962,100	1,200,000	1,425,000	1,650,000
350,000	888,825	1,122,450	1,400,000	1,662,500	1,925,000
400,000	1,015,800	1,282,800	1,600,000	1,900,000	2,200,000
450,000	1,142,775	1,443,150	1,800,000	2,137,500	2,475,000
500,000	1,269,750	1,603,500	2,000,000	2,375,000	2,750,000
550,000	1,396,725	1,763,850	2,200,000	2,612,500	3,025,000
600,000	1,523,700	1,924,200	2,400,000	2,850,000	3,300,000
650,000	1,650,675	2,084,550	2,600,000	3,087,500	3,575,000
700,000	1,777,650	2,244,900	2,800,000	3,325,000	3,850,000
750,000	1,904,625	2,405,250	3,000,000	3,562,500	4,125,000
800,000	2,031,600	2,565,600	3,200,000	3,800,000	4,400,000
850,000	2,158,575	2,725,950	3,400,000	4,037,500	4,675,000
900,000	2,285,550	2,886,300	3,600,000	4,275,000	4,950,000
950,000	2,412,525	3,046,650	3,800,000	4,512,500	5,225,000
1,000,000	2,539,500	3,207,000	4,000,000	4,750,000	5,500,000
1,050,000	2,666,475	3,367,350	4,200,000	4,987,500	5,775,000
1,100,000	2,793,450	3,527,700	4,400,000	5,225,000	6,050,000
1,150,000	2,920,425	3,688,050	4,600,000	5,462,500	6,325,000
1,200,000	3,047,400	3,848,400	4,800,000	5,700,000	6,600,000

(1) The Pension Plan provides a lump sum benefit, which may be converted into an actuarially equivalent annuity with monthly payments. The benefit is not subject to any deduction for Social Security or other offset.

(2) "Final Average Pay" is the average of the last 60 months or the 5 highest calendar years' compensation within the 10-year period immediately proceeding the participant's termination of employment, whichever is greater.


Pension Plan Table Lump Sum Retirement Benefits(1) at January 1, 2005 For Years of Service Indicated (For Hires After December 31, 2000)

Final Average Pay(2)	15 Years	20 Years	25 Years	30 Years	35 Years
$300,000	$435,000	$600,000	$795,000	$ 990,000	$1,185,000
350,000	507,500	700,000	927,500	1,155,000	1,382,500
400,000	580,000	800,000	1,060,000	1,320,000	1,580,000

(1) The pension plan provides a lump sum benefit, which may be converted into an actuarially equivalent annuity with monthly payments. The benefit is not subject to any deduction for Social Security or other offset.

(2) "Final Average Pay" is the average of the last 60 months or the 5 highest calendar years' compensation within the 10-year period immediately proceeding the participant's termination of employment, whichever is greater.

Named executive officers' compensation for pension purposes differs from annual compensation reported in the Summary Compensation Table. Pension compensation for the named executive officers is:
Name	2004 Pension Compensation ($)	Years of Service
Larry L. Weyers	989,966	19
Joseph P. O'Leary	357,889	3
Charles A. Schrock	282,447	25
Thomas P. Meinz	258,259	35
Bernard J. Treml	234,786	32

Annual benefits payable from the pension plan were subject to a maximum limitation of $165,000 for 2004 under the Internal Revenue Code. The amount of compensation considered for purposes of the pension plan was limited to $205,000 for 2004 under the Internal Revenue Code. The pension restoration plan provides additional pension benefits for pension restoration plan participants to compensate for any loss of benefit payable under the pension plan caused by the maximum benefit limitation, compensation limitation, or any salary deferral under the WPS Resources Deferred Compensation Plan. Retirement benefits presented in the pension plan tables include the pension restoration benefit.

The WPS Resources Supplemental Retirement Plan provides supplemental monthly payments to its participants. Certain executive officers, including the Chief Executive Officer and each of the other named executive officers, participate in the supplemental retirement plan. Retirement benefits presented in the pension plan tables do not include benefits under the supplemental retirement plan.

Benefits under the supplemental retirement plan are payable if the participant retires or terminates employment after reaching age 55 and completing at least 10 years of credited service or 5 years in the event of termination following a change in control. An eligible participant with 15 or more years of credited service will receive a monthly benefit equal to 60 percent of the participant's "Final Average Earnings," reduced by the monthly pension plan benefit and restoration plan benefit to which the participant is entitled or would be entitled had the participant elected an annuity form of payment. "Final Average Earnings" mean 1/36th of the base salary and annual bonus paid to the participant during the month in which the participant's employment is terminated and the immediately preceding 35 months, or during the 3 calendar years immediately preceding the calendar year in which the participant's employment is terminated. If the participant has fewer than 15 years of credited service, the 60 percent target benefit percentage is reduced by 4 percent for each year by which the participant's years of credited service is less than 15 years.


Estimated annual benefits to be received by each of the named executive officers under the Supplemental Retirement Plan upon normal retirement are as follows:

Name	Estimated Supplemental Retirement Benefit ($)
Larry L. Weyers	362,799
Joseph P. O'Leary	0
Charles A. Schrock	103,231
Thomas P. Meinz	59,903
Bernard J. Treml	63,266

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

WPS Resources

Information required by this Item regarding the principal securities holders of WPS Resources and the security holdings of its directors and executive officers can be found in WPS Resources' Proxy Statement for its Annual Meeting of Shareholders to be held May 19, 2005 under the caption "Ownership of Voting Securities--Beneficial Ownership." Such information is incorporated by reference as if fully set forth herein.

Wisconsin Public Service

Ownership of Voting Securities

All of the common stock of WPSC is held by WPS Resources.

Listed in the following table are the shares of WPS Resources' common stock owned as of February 21, 2005 by the directors and named executive officers of WPSC, who are not directors or named executive officers of WPS Resources, as well as the number of shares owned by the directors and executive officers of WPSC as a group as of February 21, 2005.
	Amount and Nature of Shares Beneficially Owned February 21, 2004
Name and Title	Aggregate Number of Shares Beneficially Owned (1)	Number of Shares Subject to Stock Options	Percent of Shares
Charles A. Schrock President and Chief Operating Officer - Generation	52,317	43,534	*
Thomas P. Meinz Executive Vice President - Public Affairs	41,397	23,711	*
Bernard J. Treml Senior Vice President - Human Resources	26,559	16,091	*
All 18 directors and executive officers as a group	611,601	389,018	1.6%

* Less than 1% of WPS Resources outstanding shares of common stock

(1) Aggregate Number of Shares Beneficially Owned includes shares of common stock held in the Employee Stock Ownership Plan and Trust, the WPSC Deferred Compensation Trust, and all stock options, which are exercisable within 60 days of February 21, 2005. Each director or officer has sole voting and investment power with respect to the shares reported, unless otherwise noted. No voting or investment power exists related to the stock options reported until exercised.

None of the persons listed beneficially owns shares of any other class of WPS Resources' equity securities.


Equity Compensation Plan Information

Information required by this Item regarding equity compensation plans of WPS Resources can be found in WPS Resources' Proxy Statement for its Annual Meeting of Shareholders to be held May 19, 2005 under the caption "Ownership of Voting Securities--Equity Compensation Plan Information." Such information is incorporated by reference as if fully set forth herein.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

WPSC provides and receives services, property, and other things of value to and from its parent, WPS Resources, and other subsidiaries of WPS Resources. All such transactions are made pursuant to a master affiliated interest agreement approved by the PSCW. The agreement provides that WPSC receives payment equal to the higher of its cost or fair value for services and property and other things of value which WPSC provides to WPS Resources or its other nonregulated subsidiaries, and WPSC makes payments equal to the lower of the provider's cost or fair value for property, services, and other things of value which WPS Resources or its other nonregulated subsidiaries provide to WPSC. The agreement further provides that any services, property, or other things of value provided to or from WPSC to or for any other regulated subsidiary of WPS Resources be provided at cost. Modification or amendment to the master agreement requires the approval of the PSCW.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to WPS Resources and WPSC by Deloitte & Touche LLP for professional services performed for 2004 and 2003:

Fees	2004	2003
Audit Fees (a)	$2,050,083	$1,555,124
Audit Related Fees (b)	197,415	142,067
Tax Fees (c)	-	-
All Other Fees (d)	14,345	36,396
Total Fees	$2,261,843	$1,733,587

a)  Audit Fees. Consists of aggregate fees billed to WPS Resources and WPSC by Deloitte & Touche LLP for professional services rendered for the audits of the annual consolidated financial statements, reviews of the interim consolidated financial statements included in quarterly reports and audits of the effectiveness of, and management's assessment of the effectiveness of, internal control over financial reporting, of WPS Resources and its subsidiaries. Audit fees also include services that are normally provided by Deloitte & Touche in connection with statutory and regulatory filings or engagements, including comfort letters, consents and other services related to SEC matters, and consultations arising during the course of the audits and reviews concerning financial accounting and reporting standards.

b)  Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements or internal control over financial reporting and are not reported under "Audit Fees." These services include employee benefit plan audits, accounting consultations in connection with potential transactions, and consultations concerning financial accounting and reporting standards.

c)  Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit issues, mergers and acquisitions, and tax planning.


d)  All Other Fees. Consists of other fees billed to WPS Resources and WPSC by Deloitte & Touche LLP for products and services other than the services reported above. All Other Fees are for software licensing provided in 2004 and 2003. The nature of the software license fees, which include support and learning services, have been deemed to be permissible non-attest services.

In considering the nature of the services provided by the independent auditor, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with the independent auditor and WPS Resources management and determined that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as those of the American Institute of Certified Public Accountants. Since May 6, 2003, the audit committee has approved in advance 100% of the services described in the table above under "Audit-Related Fees," "Tax Fees" and "All Other Fees" in accordance with its pre-approval policy.


PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements included in Part II at Item 8 above:

	Description		Pages in 10-K

	WPS Resources
	Consolidated Statements of Income for the three years ended December 31, 2004, 2003, and 2002		89

	Consolidated Balance Sheets as of December 31, 2004 and 2003		90

	Consolidated Statements of Common Shareholders' Equity for the three years ended December 31, 2004, 2003, and 2002		91

	Consolidated Statements of Cash Flows for the three years ended December 31, 2004, 2003, and 2002		92

	Notes to Consolidated Financial Statements		93

	Report of Independent Registered Public Accounting Firm		146

	Wisconsin Public Service
	Consolidated Statements of Income for the three years ended December 31, 2004, 2003, and 2002		147

	Consolidated Balance Sheets as of December 31, 2004 and 2003		148

	Consolidated Statements of Capitalization as of December 31, 2004 and 2003		149

	Consolidated Statements of Common Shareholder's Equity for the three years ended December 31, 2004, 2003, and 2002		150

	Consolidated Statements of Cash Flows for the three years ended December 31, 2004, 2003, and 2002		151

	Notes to Consolidated Financial Statements		152

	Report of Independent Registered Public Accounting Firm		160
(2)

Financial Statement Schedules.

The following financial statement schedules are included in Part IV of this report. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	Description		Pages in 10-K

	Schedule I - Condensed Parent Company Only Financial Statements

	A.	Statements of Income and Retained Earnings	181

	B.	Balance Sheets	182

	C.	Statements of Cash Flows	183

	D.	Notes to Parent Company Financial Statements	184

	Schedule II WPS Resources Valuation and Qualifying Accounts		187

	Schedule II WPSC Valuation and Qualifying Accounts		188

(3)	Listing of all exhibits, including those incorporated by reference.

Exhibit Number	Description of Documents

2.1*

Asset Contribution Agreement between ATC and Wisconsin Electric Power Company, Wisconsin Power and Light Company, WPSC, Madison Gas & Electric Co., Edison Sault Electric Company, South Beloit Water, Gas and Electric Company, dated as of December 15, 2000. (Incorporated by reference to Exhibit 2A-3 to WPS Resources' and WPSC's Form 10-K for the year ended December 31, 2000.)

3.1	Restated Articles of Incorporation of WPS Resources. (Incorporated by reference to Exhibit 3(i).(2) to WPS Resources' Form 10-Q for the quarter ended September 30, 2002.)

3.2

Articles of Incorporation of WPSC as effective May 26, 1972 and amended through May 31, 1988 (Incorporated by reference to Exhibit 3A to Form 10-K for the year ended December 31, 1991); Articles of Amendment to Articles of Incorporation dated June 9, 1993 (Incorporated by reference to Exhibit 3 to Form 8-K filed June 10, 1993.)

3.3	By-Laws of WPS Resources, as amended through April 1, 2004. (Incorporated by reference to Exhibit 3.1 to WPS Resources' and WPSC's Form 10-Q for the quarterly period ended March 31, 2004.)

3.4	By-Laws of WPSC, as in effect August 15, 2004. (Incorporated by reference to Exhibit 3.1 to WPS Resources' and WPSC's Form 10-Q for the quarterly period ended September 30, 2005.)

4.1

Rights Agreement, dated December 12, 1996, between WPS Resources and U.S. Bank National Association (successor to Firstar Trust Company) (Incorporated by reference to Exhibit 4.1 to WPS Resources' Form 8-A filed December 13, 1996 [File No.1-11337].)

4.2

Amendment to Rights Agreement, effective as of October 9, 2002, by and among WPS Resources, U.S. Bank National Association and American Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 4(h) to WPS Resources' Form S-3 filed on April 28, 2003, File No. 333-104787.)

4.3

First Mortgage and Deed of Trust, dated as of January 1, 1941 from WPSC to U.S. Bank National Association (successor to First Wisconsin Trust Company), Trustee (Incorporated by reference to Exhibit 7.01 - File No. 2-7229); Supplemental Indenture, dated as of November 1, 1947 (Incorporated by reference to Exhibit 7.02 - File No. 2-7602); Supplemental Indenture, dated as of November 1, 1950 (Incorporated by reference to Exhibit 4.04 - File No. 2-10174); Supplemental Indenture, dated as of May 1, 1953 (Incorporated by reference to Exhibit 4.03 - File No. 2-10716); Supplemental Indenture, dated as of October 1, 1954 (Incorporated by reference to Exhibit 4.03 - File No. 2-13572); Supplemental Indenture, dated as of December 1, 1957 (Incorporated by reference to Exhibit 4.03 - File No. 2-14527); Supplemental Indenture, dated as of October 1, 1963 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of June 1, 1964 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of November 1, 1967 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of April 1, 1969 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Fifteenth Supplemental Indenture, dated as of May 1, 1971 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Sixteenth Supplemental Indenture, dated as of August 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Seventeenth Supplemental Indenture, dated as of September 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Eighteenth Supplemental Indenture, dated as of October 1, 1975 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Nineteenth Supplemental Indenture, dated as of February 1, 1977 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Twentieth Supplemental Indenture, dated as of July 15, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-First Supplemental Indenture, dated as of December 1, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-Second Supplemental Indenture dated as of April 1, 1981 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1981); Twenty-Third Supplemental Indenture, dated as of February 1, 1984 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1983); Twenty-Fourth Supplemental Indenture, dated as of March 15, 1984 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended June 30, 1984); Twenty-Fifth Supplemental Indenture, dated as of October 1, 1985 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended September 30, 1985); Twenty-Sixth Supplemental Indenture, dated as of December 1, 1987 (Incorporated by reference to Exhibit 4A-1 to Form 10-K for the year ended December 31, 1987); Twenty-Seventh Supplemental Indenture, dated as of September 1, 1991 (Incorporated by reference to Exhibit 4 to Form 8-K filed September 18, 1991); Twenty-Eighth Supplemental Indenture, dated as of July 1, 1992 (Incorporated by reference to Exhibit 4B - File No. 33-51428); Twenty-Ninth Supplemental Indenture, dated as of October 1, 1992 (Incorporated by reference to Exhibit 4 to Form 8-K filed October 22, 1992); Thirtieth Supplemental Indenture, dated as of February 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed January 27, 1993); Thirty-First Supplemental Indenture, dated as of July 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed July 7, 1993); Thirty-Second Supplemental Indenture, dated as of November 1, 1993 (Incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended September 30, 1993); Thirty-Third Supplemental Indenture, dated as of December 1, 1998 (Incorporated by reference to Exhibit 4D to Form 8-K filed December 18, 1998); Thirty-Fourth Supplemental Indenture, dated as of August 1, 2001 (Incorporated by reference to Exhibit 4D to Form 8-K filed August 24, 2001); Thirty-Fifth Supplemental Indenture, dated as of December 1, 2002 (Incorporated by reference to Exhibit 4D to Form 8-K filed December 16, 2002); and Thirty-Sixth Supplemental Indenture, dated as of December 8, 2003 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed December 9, 2003.)


All references to periodic reports are to those of WPSC (File No. 1-3016).

4.4

Indenture, dated as of December 1, 1998, between WPSC and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4A to Form 8-K filed December 18, 1998); First Supplemental Indenture, dated as of December 1, 1998 between WPSC and Firstar Bank Milwaukee, N.A., National Association (Incorporated by reference to Exhibit 4C to Form 8-K filed December 18, 1998); Second Supplemental Indenture, dated as of August 1, 2001 between WPSC and Firstar Bank, National Association (Incorporated by reference to Exhibit 4C of Form 8-K filed August 24, 2001); Third Supplemental Indenture, dated as of December 1, 2002 between WPSC and U.S. Bank National Association (Incorporated by reference to Exhibit 4C of Form 8-K filed December 16, 2002); and Fourth Supplemental Indenture, dated as of December 8, 2003, by and between WPSC and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association). (Incorporated by reference to Exhibit 4.1 to Form 8-K filed December 9, 2003). References to periodic reports are to those of WPSC (File No. 1-3016).

4.5

Indenture, dated as of October 1, 1999, between WPS Resources and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4(b) to Amendment No. 1 to Form S-3 filed October 21, 1999 [Reg. No. 333-88525]); First Supplemental Indenture, dated as of November 1, 1999 between WPS Resources and Firstar Bank, National Association (Incorporated by reference to Exhibit 4A of Form 8-K filed November 12, 1999); and Second Supplemental Indenture, dated as of November 1, 2002 between WPS Resources and U.S. Bank National Association. (Incorporated by reference to Exhibit 4A of Form 8-K filed November 25, 2002). All references to filings are those of WPS Resources (File No. 1-11337).

10.1

Joint Power Supply Agreement among WPSC, Wisconsin Power and Light Company, and Madison Gas and Electric Company, dated February 2, 1967. (Incorporated by reference to Exhibit 4.09 in File No. 2-27308.)

10.2

Joint Power Supply Agreement (Exclusive of Exhibits) among WPSC, Wisconsin Power and Light Company, and Madison Gas and Electric Company dated July 26, 1973. (Incorporated by reference to Exhibit 5.04A in File No. 2-48781.)

10.3

Basic Generating Agreement, Unit 4, Edgewater Generating Station, dated June 5, 1967, between Wisconsin Power and Light Company and WPSC. (Incorporated by reference to Exhibit 4.10 in File No. 2-27308.)

10.4

Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated February 24, 1983, between Wisconsin Power and Light Company, Wisconsin Electric Power Company, and WPSC. (Incorporated by reference to Exhibit 10C-1 to WPSC's Form 10-K for the year ended December 31, 1983.)

10.5

Amendment No. 1 to Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated December 1, 1988. (Incorporated by reference to Exhibit 10C-2 to WPSC's Form 10-K for the year ended December 31, 1988.)

10.6

Revised Agreement for Construction and Operation of Columbia Generating Plant among WPSC, Wisconsin Power and Light Company, and Madison Gas and Electric Company, dated July 26, 1973. (Incorporated by reference to Exhibit 5.07 in File No. 2-48781.)

10.7+

Form of Key Executive Employment and Severance Agreement entered into between WPS Resources and each of the following: Phillip M. Mikulsky and Larry L. Weyers. (Incorporated by reference to Exhibit 10.8 to WPS Resources' and WPSC's Form 10-K for the year ended December 31, 2002.)

10.8+

Form of Key Executive Employment and Severance Agreement entered into between WPS Resources and each of the following: Larry B. Borgard, Diane L. Ford, David W. Harpole, Richard E. James, Bradley A. Johnson, Thomas P. Meinz, Barbara A. Nick, Joseph P. O'Leary, Mark A. Radtke, Charles A. Schrock, Bernard J. Treml and Daniel J Verbanac. (Incorporated by reference to Exhibit 10.9 to WPS Resources' and WPSC's Form 10-K for the year ended December 31, 2002.)

10.9+

Form of Key Executive Employment and Severance Agreement entered into between WPS Resources and each of the following: Barth J. Wolf. (Incorporated by reference to Exhibit 10.10 to WPS Resources' and WPSC's Form 10-K for the year ended December 31, 2002.)

10.10+	WPS Resources Deferred Compensation Plan as Amended and Restated Effective January 1, 2005

10.11+	WPS Resources 2001 Omnibus Incentive Compensation Plan. (Incorporated by reference to Exhibit 10H-4 to WPS Resources' and WPSC's Form 10-K for the year ended December 31, 2000.)

10.12+	WPS Resources 1999 Stock Option Plan. (Incorporated by reference to Exhibit 10-2 in WPS Resources' Form 10-Q for the quarter ended June 30, 1999, filed August 11, 1999.)

10.13+	WPS Resources 1999 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 4.2 in WPS Resources' Form S-8, filed December 21, 1999. [Reg. No. 333-93193].)

10.14

Term Loan Agreement, dated as of November 5, 1999 among PDI New England, Inc., PDI Canada, Inc., and Bayerische Landesbank Girozentrale. (Incorporated by reference to Exhibit 4H to WPS Resources' and WPSC's Form 10-K for the year ended December 31, 1999.)

10.15*

Credit Agreement dated as of April 14, 2000 among Sunbury Generation, LLC, as Borrower, Bayerische Landesbank Girozentrale, Cayman Islands Branch, as WC Lender, the Term Lenders Party Hereto From Time to Time and Bayerische Landesbank Girozentrale, New York Branch, as Administrative Agent. (Incorporated by reference to Exhibit 10J-2 to WPS Resources' and WPSC's Form 10-K for the year ended December 31, 2000.)

10.17+	Form of WPS Resources NonQualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.1 to WPS Resources' and WPSC's Form 8-K filed December 13, 2004)

10.18+	Form of WPS Resources Performance Stock Right Agreement. (Incorporated by reference to Exhibit 10.2 to WPS Resources' and WPSC's Form 8-K filed December 13, 2004)

10.19* #	Joint Plant Agreement by and between WPSC and Dairyland Power Cooperative, dated as of November 23, 2004

12.1	WPS Resources Ratio of Earnings to Fixed Charges

12.2	WPSC Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

21	Subsidiaries of the Registrants

23.1	Consent of Independent Registered Public Accounting Firm for WPS Resources
23.2	Consent of Independent Registered Public Accounting Firm for WPSC

24	Powers of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPSC

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPSC

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for WPS Resources

32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for WPSC

99

Proxy Statement for WPS Resources' 2005 Annual Meeting of Shareholders [To be filed with the SEC under Regulation 14A within 120 days after December 31, 2004; except to the extent specifically incorporated by reference, the Proxy Statement for the 2005 Annual Meeting of Shareholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K]

*	Schedules and exhibits to this document are not filed therewith. The registrant agrees to furnish supplementally a copy of any such schedule or exhibit to the SEC upon request.

+	A management contract or compensatory plan or arrangement.

#

Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of SEC pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. The redacted material is being filed separately with the SEC.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on this 9th day of March, 2005.
WPS RESOURCES CORPORATION		WISCONSIN PUBLIC SERVICE CORPORATION

(Registrants)

By:	/s/ L. L. Weyers	By:	/s/ L. L. Weyers
	L. L. Weyers Chairman, President and Chief Executive Officer		L. L. Weyers Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the Registrants and in the capacities and on the dates indicated.
Signature	Title	Date

Richard A. Bemis*	Director
Albert J. Budney, Jr.*	Director
Ellen Carnahan*	Director
Robert C. Gallagher*	Director
Kathryn M. Hasselblad-Pascale*	Director
James L. Kemerling*	Director
John C. Meng*	Director
William F. Protz, Jr.*	Director

/s/ L. L. Weyers	Chairman, President, Chief Executive Officer and Director (principal executive officer)	March 9, 2005
L. L. Weyers

/s/ J. P. O'Leary	Senior Vice President and Chief Financial Officer (principal financial officer)	March 9, 2005
J. P. O'Leary

/s/ D. L. Ford	Vice President - Controller and Chief Accounting Officer (principal accounting officer)	March 9, 2005
D. L. Ford

*By: /s/ L. L. Weyers
L. L. Weyers	Attorney-in-Fact	March 9, 2005


SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

A. STATEMENTS OF INCOME AND RETAINED EARNINGS

Year Ended December 31
(Millions)	2004	2003	2002

Income
Equity earnings from subsidiaries in excess of dividends	$79.4	$35.8	$58.2
Dividends from subsidiaries	81.0	72.0	64.0
Equity earnings from subsidiaries	160.4	107.8	122.2
Investment income and other	1.8	3.4	3.3

Total income	162.2	111.2	125.5

Operating expenses	12.3	7.6	7.8
Income before interest expense and income taxes	149.9	103.6	117.7
Interest expense	17.6	20.6	16.3
Income before income taxes	132.3	83.0	101.4
Income taxes	(7.4)	(8.5)	(8.0)

Net income before cumulative effect of change in accounting principles	139.7	91.5	109.4
Cumulative effect of change in accounting principles, net of tax	-	3.2	-
Net Income	139.7	94.7	109.4

Retained earnings, beginning of year	438.8	415.9	373.6
Common stock dividends	(81.3)	(71.8)	(67.1)
Other	(0.2)	-	-
Retained earnings, end of year	$497.0	$438.8	$415.9

Average shares of common stock
Basic	37.4	33.0	31.7
Diluted	37.6	33.2	32.0

Earnings per common share (basic)
Net income before cumulative effect of change in accounting principles	$3.74	$2.77	$3.45
Cumulative effect of change in accounting principles	-	$0.10	-
Earnings per common share (basic)	$3.74	$2.87	$3.45

Earnings per common share (diluted)
Net income before cumulative effect of change in accounting principles	$3.72	$2.75	$3.42
Cumulative effect of change in accounting principles	-	$0.10	-
Earnings per common share (diluted)	$3.72	$2.85	$3.42

The accompanying notes to WPS Resources Corporation's parent company financial statements are an integral part of these statements.


SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

B. BALANCE SHEETS

At December 31
(Millions)	2004	2003
Assets
Current assets
Cash and cash equivalents	$0.5	$0.5
Accounts receivable - affiliates	7.7	4.2
Other receivables	2.2	2.5
Current deferred income taxes	0.1	-
Notes receivable - affiliates	66.6	71.9
Total current assets	77.1	79.1

Long-term notes receivable - affiliates	27.0	27.4

Investments in subsidiaries, at equity
Wisconsin Public Service Corporation	899.7	798.2
WPS Resources Capital Corporation	391.8	320.6
Upper Peninsula Power Company	64.0	59.8
Other	82.2	49.2
Total investments in subsidiaries, at equity	1,437.7	1,227.8

Net equipment	0.3	0.4
Other investments	21.2	21.5
Advance to affiliate	18.6	-
Deferred income taxes	0.1	4.2

Total assets	$1,582.0	$1,360.4

Liabilities and Capitalization
Current liabilities
Notes payable - affiliates	$20.5	$2.0
Notes payable to preferred stock trust	-	$51.5
Commercial paper	188.8	28.0
Accounts payable - affiliates	4.1	0.8
Accounts payable	0.4	1.1
Dividends payable	-	-
Other	6.3	3.9
Total current liabilities	220.1	87.3

Capitalization
Total common stock equity	1,091.8	1,003.2
Unsecured senior notes, net of unamortized discount	249.1	248.9
Advances from affiliates	21.0	21.0
Total capitalization	1,361.9	1,273.1

Total liabilities and capitalization	$1,582.0	$1,360.4

The accompanying notes to WPS Resources Corporation's parent company financial statements are an integral part of these statements.


SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

C. STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2004	2003	2002

Operating
Net income	$139.7	$94.7	$109.4

(Deduct) equity earnings from subsidiaries in excess of dividends	(79.4)	(35.8)	(58.2)
Deferred income taxes	4.0	(0.2)	(1.1)
Cumulative effect of change in accounting principles, net of tax	-	(3.2)	-
Other - net	(14.8)	1.2	1.2

Changes in other items
Receivables	(3.2)	(1.9)	(0.1)
Accounts payable	2.6	0.3	(5.9)
Other	2.5	(0.8)	0.3
Net cash - operating	51.4	54.3	45.6

Investing
Notes receivable - affiliates	5.7	(83.7)	11.3
Capital contributions - affiliates, net	(128.9)	(117.6)	(82.2)
Investments - other	(1.1)	(1.1)	(4.3)
Net cash - investing	(124.3)	(202.4)	(75.2)

Financing
Commercial paper, net	160.8	28.0	(15.0)
Intercompany debt, net	18.5	(13.6)	(6.2)
Repayment of note to preferred stock trust	(51.5)	-	-
Proceeds from long-term debt	-	-	100.0
Purchase of deferred compensation stock	-	(1.0)	(1.3)
Proceeds from issuance of common stock	26.3	197.7	28.3
Dividends paid on common stock	(81.3)	(71.8)	(66.8)
Financing - other	0.1	0.2	(0.8)
Net cash - financing	72.9	139.5	38.2

Net change in cash	-	(8.6)	8.6
Cash, beginning of year	0.5	9.1	0.5
Cash, end of year	$0.5	$0.5	$9.1

The accompanying notes to WPS Resources Corporation's parent company financial statements are an integral part of these statements.


SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WPS RESOURCES CORPORATION (PARENT COMPANY ONLY)

D. NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

The following are supplemental notes to the WPS Resources Corporation (parent company only) financial statements and should be read in conjunction with our consolidated financial statements and the related notes.
SUPPLEMENTAL NOTES

Note 1	WPS Resources has short-term notes receivable from affiliates in 2004 and 2003 as follows. Notes receivable bear interest rates that approximate current market rates.

			Year Ending December 31 (Millions)
	Affiliate		2004	2003

	WPS Power Development		$ 4.0	$ 5.4
	Upper Peninsula Power		11.6	6.5
	WPS Energy Services		51.0	60.0
	Total		$66.6	$71.9

Note 2	WPS Resources has long-term notes receivable from affiliates as follows:

			Year Ending December 31 (Millions)
	Affiliate		2004	2003

	Wisconsin Public Service
	Series	Year Due
	8.76%	2015	$5.0	$5.2
	7.35%	2016	7.0	7.2

	Upper Peninsula Power
	Series	Year Due
	5.25%	2013	15.0	15.0
	Total		$27.0	$27.4

Note 3	WPS Resources has short-term notes payable to affiliates in 2004 and 2003 as follows. The notes bear interest at a rate that approximates current market rates.

			Year Ending December 31 (Millions)
	Affiliate		2004	2003

	WPS Power Development		$20.5	$ 2.0
	WPS Resources Capital Trust I		-	51.5
	Total		$20.5	$53.5


Note 4	WPS Resources has long-term unsecured notes payable as follows. Interest is paid semiannually.

			Year Ending December 31
			2004	2003
	Unsecured senior notes (Millions)
	Series	Year Due
	7.00%	2009	$150.0	$150.0
	5.375%	2012	100.0	100.0
	Total		250.0	250.0
	Unamortized discount on notes		(0.9)	(1.1)
	Total long-term notes payable		$249.1	$248.9

Note 5

WPS Resources has a long-term note payable to affiliates as follows. We also have guaranteed other long-term debt and obligations of our subsidiaries arising in the normal course of business for both years.

			Year Ending December 31
	Affiliate		2004	2003

	WPS Power Development (Millions)
	Interest Rate	Year Due
	Market	2021	$21.0	$21.0
	Total		$21.0	$21.0

Note 6

At December 31, 2004, WPS Resources (parent company) was in compliance with all covenants relating to outstanding debt. A schedule of all principal debt payment amounts for WPS Resources (parent company) is as follows:

	Year Ending December 31 (Millions)
	2005			$ -
	2006			-
	2007			-
	2008			-
	2009			150.0
	Later years			121.0
	Total payments			$271.0

Note 7

As part of normal business, WPS Resources enters into various guarantees providing financial or performance assurance to third parties on behalf of certain subsidiaries. These guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes.

	At December 31, 2004, 2003, and 2002, outstanding guarantees totaled $967.8 million, $976.3 million, and $652.2 million, respectively, as follows:


WPS Resources' Outstanding Guarantees (Millions)	December 31, 2004	December 31, 2003	December 31, 2002

Guarantees of subsidiary debt	$ 27.2	$ 39.7	$ 38.8
Guarantees supporting commodity transactions of subsidiaries	863.9	874.4	584.3
Standby letters of credit	76.1	61.1	22.7
Surety bonds	0.6	1.1	6.4
Total guarantees	$967.8	$976.3	$652.2

WPS Resources' Outstanding Guarantees (Millions) Commitments Expiring	Total Amounts Committed At December 31, 2004	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years

Guarantees of subsidiary debt	$ 27.2	$ -	$ -	$ -	$27.2
Guarantees supporting commodity transactions of subsidiaries	863.9	812.6	22.4	12.9	16.0
Standby letters of credit	76.1	67.1	9.0	-	-
Surety bonds	0.6	0.6	-	-	-
Total guarantees	$967.8	$880.3	$31.4	$12.9	$43.2

At December 31, 2004, WPS Resources had outstanding $27.2 million in corporate guarantees supporting indebtedness. Of that total, $27.0 million supports outstanding debt at one of PDI's subsidiaries. The underlying debt related to these guarantees is reflected on the consolidated balance sheet.

Guarantees supporting commodity transactions include agreements on behalf of ESI, WPSC, PDI, and UPPCO. WPS Resources primarily issues guarantees on behalf of ESI to counterparties in the wholesale electric and natural gas marketplace to meet the counterparties' requirements. We also issue guarantees to counterparties in the wholesale electric marketplace to meet credit requirements on behalf of PDI. Guaranties have also been issued on behalf of PDI for indemnification obligations related to business purchase agreements. The Consolidated Balance Sheets reflect the obligations supported by these parental guarantees.

At December 31, 2004, and 2003, financial institutions have issued $76.1 million and $61.1 million respectively, in standby letters of credit for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will request payment from WPS Resources. Any amounts owed by our subsidiaries are reflected in the Consolidated Balance Sheets.

At December 31, 2004 and 2003, WPS Resources furnished $0.6 million and $1.1 million of surety bonds for various reasons including worker compensation coverage and obtaining various licenses, permits and rights-of-way. Liabilities incurred as a result of activities covered by surety bonds are included in the Consolidated Balance Sheets.


SCHEDULE II
WPS RESOURCES CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended December 31, 2004, 2003, and 2002
(In Millions)

	Balance at	Acquisitions	Additions
	Beginning of	of	Charged to		Balance at
Fiscal Year	Year	Businesses	Expense	Reductions *	End of Year

2002	$5.0	$0.1	$7.9	$6.0	$7.0

2003	$7.0	-	$7.0	$7.4	$6.6

2004	$6.6	-	$7.1	$5.7	$8.0

* Represents amounts written off to the reserve, net of recoveries.


SCHEDULE II
WISCONSIN PUBLIC SERVICE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended December 31, 2004, 2003, and 2002
(In Millions)

	Balance at	Acquisitions	Additions
	Beginning of	of	Charged to		Balance at
Fiscal Year	Year	Businesses	Expense	Reductions *	End of Year

2002	$3.5	-	$3.9	$3.7	$3.7

2003	$3.7	-	$5.2	$4.5	$4.4

2004	$4.4	-	$6.0	$4.9	$5.5

* Represents amounts written off to the reserve, net of recoveries.


EXHIBITS FILED HEREWITH

10.10	WPS Resources Deferred Compensation Plan as Amended and Restated Effective January 1, 2005

10.19#*	Joint Plant Agreement by and between Wisconsin Public Service Corporation and Dairyland Power Cooperative, dated as of November 23, 2004

12.1	WPS Resources Ratio of Earnings to Fixed Charges

12.2	WPSC Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

21	Subsidiaries of the Registrants

23.1	Consent of Independent Registered Public Accounting Firm for WPS Resources

23.2	Consent of Independent Registered Public Accounting Firm for WPSC

24	Powers of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPSC

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPSC

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for WPS Resources

32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for WPSC

#

Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of SEC pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. The redacted material is being filed separately with the SEC.

*	Schedules and exhibits to this document are not filed therewith. The registrant agrees to furnish supplementally a copy of any such schedule or exhibit to the SEC upon request.
