Form 10-Q
period 2005-03-31
WISCONSIN PUBLIC SERVICE CORP; WPS RESOURCES CORP
filed 2005-05-05
CIK 107833, 916863

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

WPS Resources Corporation	Yes [x] No [ ]
Wisconsin Public Service Corporation	Yes [x] No [ ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).

WPS Resources Corporation	Yes [x] No [ ]
Wisconsin Public Service Corporation	Yes [ ] No [x ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:
WPS RESOURCES CORPORATION	Common stock, $1 par value, 37,819,990 shares outstanding at April 30, 2005

WISCONSIN PUBLIC SERVICE CORPORATION	Common stock, $4 par value, 23,896,962 shares outstanding at April 30, 2005

______________________________________________________________________________
______________________________________________________________________________


WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005 CONTENTS
		Page

	FORWARD-LOOKING STATEMENTS	4

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	WPS RESOURCES CORPORATION
	Consolidated Statements of Income	5
	Consolidated Balance Sheets	6
	Consolidated Statements of Cash Flows	7

	WISCONSIN PUBLIC SERVICE CORPORATION
	Consolidated Statements of Income	8
	Consolidated Balance Sheets	9
	Consolidated Statements of Capitalization	10
	Consolidated Statements of Cash Flows	11

	CONDENSED NOTES TO FINANCIAL STATEMENTS OF
	WPS Resources Corporation and Subsidiaries Wisconsin Public Service Corporation and Subsidiaries	12-31

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations for
	WPS Resources Corporation	32-55
	Wisconsin Public Service Corporation	56-61

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62

Item 4.	Controls and Procedures	63

PART II.	OTHER INFORMATION	64

Item 1.	Legal Proceedings	64

Item 6.	Exhibits	65

Signatures		66-67
EXHIBIT INDEX		68

12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges
12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
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

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for WPS Resources Corporation
32.2	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation

Commonly Used Acronyms

ATC	American Transmission Company LLC
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
ESI	WPS Energy Services, Inc.
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
PDI	WPS Power Development, LLC
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
UPPCO	Upper Peninsula Power Company
WDNR	Wisconsin Department of Natural Resources
WPSC	Wisconsin Public Service Corporation

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


PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions, except per share amounts)	2005	2004

Nonregulated revenue	$1,051.2	$986.6
Utility revenue	410.9	386.7
Total revenues	1,462.1	1,373.3

Nonregulated cost of fuel, gas, and purchased power	1,007.1	942.2
Utility cost of fuel, gas, and purchased power	201.6	197.0
Operating and maintenance expense	127.3	125.6
Depreciation and decommissioning expense	29.2	25.7
Taxes other than income	11.9	11.8
Operating income	85.0	71.0

Miscellaneous income	7.7	4.8
Interest expense	(14.8)	(13.5)
Minority interest	1.0	-
Other expense	(6.1)	(8.7)

Income before taxes	78.9	62.3
Provision for income taxes	16.4	15.9
Income from continuing operations	62.5	46.4

Discontinued operations, net of tax	4.2	(3.0)
Net income before preferred stock dividends of subsidiary	66.7	43.4

Preferred stock dividends of subsidiary	0.8	0.8
Income available for common shareholders	$65.9	$42.6

Average shares of common stock
Basic	37.8	37.1
Diluted	38.1	37.3

Earnings (loss) per common share (basic)
Income from continuing operations	$1.63	$1.23
Discontinued operations	0.11	(0.08)
Earnings per common share (basic)	$1.74	$1.15

Earnings (loss) per common share (diluted)
Income from continuing operations	$1.62	$1.22
Discontinued operations	0.11	(0.08)
Earnings per common share (diluted)	$1.73	$1.14

Dividends per common share declared	$0.555	$0.545

The accompanying condensed notes are an integral part of these statements.


WPS RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2005	2004

Assets
Cash and cash equivalents	$49.1	$40.0
Accounts receivable - net of reserves of $8.2 and $8.0, respectively	525.6	531.3
Accrued unbilled revenues	115.5	113.2
Inventories	156.9	188.8
Current assets from risk management activities	596.0	439.5
Assets held for sale	115.7	119.6
Other current assets	72.8	86.1
Current assets	1,631.6	1,518.5

Property, plant, and equipment, net of reserves of $1,608.0 and $1,588.5, respectively	2,061.0	2,002.6
Nuclear decommissioning trusts	345.0	344.5
Regulatory assets	175.4	160.9
Long-term assets from risk management activities	120.3	80.4
Other	351.8	338.7
Total assets	$4,685.1	$4,445.6

Liabilities and Shareholders' Equity
Short-term debt	$215.6	$292.4
Current portion of long-term debt	6.7	6.7
Accounts payable	606.2	589.4
Current liabilities from risk management activities	582.5	401.6
Liabilities held for sale	2.8	2.8
Current deferred income taxes	14.6	14.6
Other current liabilities	125.3	72.6
Current liabilities	1,553.7	1,380.1

Long-term debt	864.9	865.7
Long-term deferred income taxes	62.1	65.5
Deferred investment tax credits	15.8	16.2
Regulatory liabilities	287.7	288.3
Environmental remediation liabilities	68.1	68.4
Pension and postretirement benefit obligations	76.6	94.6
Long-term liabilities from risk management activities	100.2	68.3
Asset retirement obligations	369.6	364.4
Other	99.5	91.2
Long-term liabilities	1,944.5	1,922.6

Commitments and contingencies

Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	1,135.8	1,091.8
Total liabilities and shareholders' equity	$4,685.1	$4,445.6

The accompanying condensed notes are an integral part of these statements.


WPS RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2005	2004
Operating Activities
Net income before preferred stock dividends of subsidiary	$66.7	$43.4
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net of tax	(4.2)	3.0
Depreciation and decommissioning	29.2	25.7
Amortization of nuclear fuel and other	11.5	8.8
Unrealized gain on investments	(2.0)	(0.7)
Pension and post retirement expense	12.5	11.2
Pension and post retirement funding	(3.0)	-
Deferred income taxes and investment tax credit	3.6	2.9
Unrealized (gains) losses on nonregulated energy contracts	0.6	(3.0)
Gain on sale of partial interest in synthetic fuel operation	(1.7)	(1.9)
Other	(25.6)	(3.5)
Changes in working capital
Receivables, net	12.1	60.6
Inventories	41.1	81.4
Other current assets	13.2	13.5
Accounts payable	(12.1)	(42.8)
Other current liabilities	28.8	4.9
Net cash provided by operating activities	170.7	203.5

Investing Activities
Capital expenditures	(60.1)	(40.5)
Sale of property, plant, and equipment	1.1	1.9
Purchase of equity investments and other acquisitions	(16.5)	(9.5)
Decommissioning funding	-	(0.3)
Other	(0.8)	6.5
Net cash used for investing activities	(76.3)	(41.9)

Financing Activities
Short-term debt, net	(76.8)	(28.0)
Repayment of long-term debt and note to preferred stock trust	-	(102.3)
Payment of dividends
Preferred stock	(0.8)	(0.8)
Common stock	(20.8)	(20.1)
Issuance of common stock	9.9	10.3
Other	5.2	(3.9)
Net cash used for financing activities	(83.3)	(144.8)
Change in cash and cash equivalents - continuing operations	11.1	16.8
Change in cash and cash equivalents - discontinued operations	(2.0)	(6.1)
Change in cash and cash equivalents	9.1	10.7
Cash and cash equivalents at beginning of period	40.0	50.7
Cash and cash equivalents at end of period	$49.1	$61.4

The accompanying condensed notes are an integral part of these statements.


WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions)	2005	2004

Operating revenues
Electric	$219.8	$198.4
Gas	174.6	173.6
Total operating revenues	394.4	372.0
Operating expenses
Electric production fuels	36.8	33.8
Purchased power	32.1	27.0
Gas purchased for resale	128.3	128.3
Other operating expenses	80.3	77.2
Maintenance	17.9	18.1
Depreciation and decommissioning	25.1	21.9
Federal income taxes	17.0	14.6
Investment tax credit restored	(0.3)	(0.3)
State income taxes	4.1	3.9
Gross receipts tax and other	10.1	9.8
Total operating expense	351.4	334.3
Operating income	43.0	37.7
Other income and (deductions)
Allowance for equity funds used during construction	0.4	0.5
Other, net	5.0	3.8
Income taxes	(1.0)	(0.3)
Total other income	4.4	4.0
Interest expense
Interest on long-term debt	7.4	7.4
Other interest	1.7	1.2
Allowance for borrowed funds used during construction	(0.1)	(0.2)
Total interest expense	9.0	8.4
Net income	38.4	33.3
Preferred stock dividend requirements	0.8	0.8
Earnings on common stock	$37.6	$32.5

The accompanying condensed notes are an integral part of these statements.


WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2005	2004
ASSETS

Utility plant
Electric	$2,234.7	$2,223.9
Gas	512.0	510.0
Total	2,746.7	2,733.9
Less - Accumulated depreciation	1,205.1	1,189.3
Total	1,541.6	1,544.6
Nuclear decommissioning trusts	345.0	344.5
Construction in progress	217.1	153.1
Nuclear fuel, less accumulated amortization	23.3	24.6
Net utility plant	2,127.0	2,066.8

Current assets
Cash and cash equivalents	10.8	3.5
Customer and other receivables, net of reserves of $5.5 at March 31, 2005
and December 31, 2004	134.6	106.2
Receivables from related parties	9.3	9.1
Accrued unbilled revenues	57.0	68.4
Fossil fuel, at average cost	16.7	15.2
Gas in storage, at average cost	8.9	60.2
Materials and supplies, at average cost	29.6	28.3
Assets from risk management activities	11.0	5.7
Prepayments and other	25.4	39.3
Total current assets	303.3	335.9

Regulatory assets	171.0	156.5
Goodwill	36.4	36.4
Investments and other assets	175.7	173.0
Total assets	$2,813.4	$2,768.6

CAPITALIZATION AND LIABILITIES

Capitalization
Common stock equity	$918.4	$899.7
Preferred stock with no mandatory redemption	51.2	51.2
Long-term debt to parent	11.9	12.0
Long-term debt	496.0	496.0
Total capitalization	1,477.5	1,458.9

Current liabilities
Short-term debt	101.0	101.0
Accounts payable	127.9	145.1
Payables to related parties	15.9	8.9
Accrued interest and taxes	11.4	8.1
Other	57.5	20.5
Total current liabilities	313.7	283.6

Long-term liabilities and deferred credits
Accumulated deferred income taxes	135.3	130.1
Accumulated deferred investment tax credits	14.8	15.2
Regulatory liabilities	270.3	271.1
Environmental remediation liability	66.4	66.7
Pension and postretirement benefit obligations	74.9	92.9
Asset retirement obligations	369.6	364.4
Payables to related parties	18.0	18.6
Other long-term liabilities	72.9	67.1
Total long-term liabilities and deferred credits	1,022.2	1,026.1

Commitments and contingencies
Total capitalization and liabilities	$2,813.4	$2,768.6

The accompanying condensed notes are an integral part of these statements.


WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)	March 31	December 31
(Millions, except share amounts)	2005	2004

Common stock equity
Common stock	$95.6	$95.6
Premium on capital stock	517.5	516.0
Accumulated other comprehensive loss	(20.7)	(20.7)
Retained earnings	326.0	308.8
Total common stock equity	918.4	899.7

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -

Series Shares Outstanding
5.00% 131,916	13.2	13.2
5.04% 29,983	3.0	3.0
5.08% 49,983	5.0	5.0
6.76% 150,000	15.0	15.0
6.88% 150,000	15.0	15.0
Total preferred stock	51.2	51.2

Long-term debt to parent
Series Year Due
8.76% 2015	4.9	5.0
7.35% 2016	7.0	7.0
Total long-term debt to parent	11.9	12.0

Long-term debt
First mortgage bonds
Series Year Due
6.90% 2013	22.0	22.0
7.125% 2023	0.1	0.1
Senior notes
Series Year Due
6.125% 2011	150.0	150.0
4.875% 2012	150.0	150.0
4.8% 2013	125.0	125.0
6.08% 2028	50.0	50.0
Total	497.1	497.1
Unamortized discount and premium on bonds, net	(1.1)	(1.1)
Total long-term debt	496.0	496.0
Current portion	-	-
Total long-term debt	496.0	496.0
Total capitalization	$1,477.5	$1,458.9

The accompanying condensed notes are an integral part of these statements.


WISCONSIN PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2005	2004

Operating Activities
Net income	$38.4	$33.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and decommissioning	25.1	21.9
Amortization	11.1	8.9
Deferred income taxes	2.9	3.4
Investment tax credit restored	(0.3)	(0.3)
Allowance for funds used during construction	(0.5)	(0.5)
Unrealized (gain) loss on investments	(2.0)	(0.7)
Equity income, net of minority interest	(2.3)	(3.4)
Pension and postretirement expense	9.4	8.3
Pension and postretirement funding	(3.0)	-
Other	(15.5)	(1.0)
Changes in -
Customer and other receivables	(26.3)	(9.8)
Accrued unbilled revenues	11.4	3.4
Fossil fuel inventory	(1.2)	-
Gas in storage	51.3	40.5
Miscellaneous assets	12.6	7.9
Accounts payable	(37.5)	(15.4)
Accrued taxes and interest	3.7	1.0
Miscellaneous current and accrued liabilities	10.0	2.4
Net cash provided by operating activities	87.3	99.9

Investing Activities
Capital expenditures	(57.4)	(38.0)
Decommissioning funding	-	(0.3)
Other	(1.4)	4.4
Net cash used for investing activities	(58.8)	(33.9)

Financing Activities
Payments of long-term debt	(0.1)	(49.9)
Dividends to parent	(20.3)	(18.8)
Preferred stock dividends	(0.8)	(0.8)
Other	-	(0.2)
Net cash used for financing activities	(21.2)	(69.7)
Change in cash and cash equivalents	7.3	(3.7)
Cash and cash equivalents at beginning of period	3.5	4.7
Cash and cash equivalents at end of period	$10.8	$1.0

The accompanying condensed notes are an integral part of these statements.


WPS RESOURCES CORPORATION AND SUBSIDIARIES
WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2005

NOTE 1--FINANCIAL INFORMATION

We have prepared the consolidated financial statements of WPS Resources and WPSC under the rules and regulations of the SEC. These financial statements have not been audited. Management believes that these financial statements include all adjustments (which unless otherwise noted include only normal recurring adjustments) necessary for a fair presentation of the financial results for each period shown. Certain items from the prior period have been reclassified to conform to the current year presentation. We have condensed or omitted certain financial information and footnote disclosures normally included in our annual audited financial statements. These financial statements should be read along with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2--CASH AND CASH EQUIVALENTS

We consider short-term investments with an original maturity of three months or less to be cash equivalents.

The following is supplemental disclosure to the WPS Resources and WPSC Consolidated Statements of Cash Flows:

(Millions)	Three Months Ended March 31
WPS Resources	2005	2004
Cash paid for interest	$8.7	$7.3
Cash paid for income taxes	$0.5	$9.7

WPSC
Cash paid for interest	$ 6.2	$5.7
Cash paid (received) for income taxes	$(3.0)	$0.5

During the quarter ended March 31, 2005, approximately $33.3 million of Weston 4 construction costs were funded through accounts payable, and accordingly, are treated as non-cash investing activities.

NOTE 3--RISK MANAGEMENT ACTIVITIES

As part of our regular operations, WPS Resources enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage market risks such as changes in commodity prices and interest rates.

WPS Resources accounts for its derivative contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. SFAS No. 133 establishes accounting and financial reporting standards for derivative instruments and requires, in part, that we recognize certain derivative instruments on the balance sheet as assets or liabilities at their fair value. Subsequent changes in fair value of the derivatives are recorded currently in earnings unless certain hedge accounting criteria are met. If the derivatives qualify for regulatory deferral subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the derivatives are marked to fair value pursuant to SFAS No. 133 and are offset with a corresponding regulatory asset or liability.

The following table shows WPS Resources' assets and liabilities from risk management activities:


	Assets		Liabilities
(Millions)	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004
Utility Segment
Gas and electric purchase contracts	$ 16.9	$ 11.0	$ -	$ -
Other	1.7	-	0.2	0.6
Nonregulated Segments
Commodity and foreign currency contracts	672.6	465.3	633.1	435.4
Fair value hedges	0.8	3.8	8.4	2.3
Cash flow hedges
Commodity contracts	24.3	39.8	34.0	22.9
Interest rate swap	-	-	7.0	8.7
Total	$716.3	$519.9	$682.7	$469.9
Balance Sheet Presentation
Current	$596.0	$439.5	$582.5	$401.6
Long-Term	120.3	80.4	100.2	68.3
Total	$716.3	$519.9	$682.7	$469.9

Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying financial instruments.

Utility Segment

WPSC has entered into a limited number of natural gas and electric purchase contracts that are accounted for as derivatives. In the above table, "Other" includes financial instruments used to manage transmission congestion costs. The PSCW approved the recognition of a regulatory asset or liability for the fair value of derivative amounts. Thus, management believes any gains or losses resulting from the eventual expiration or settlement of these derivative instruments will be collected from or refunded to customers.

Nonregulated Segments

The derivatives in the nonregulated segments not designated as hedges are primarily commodity contracts used to manage price risk associated with natural gas purchase and sale activities, electric energy contracts, and foreign currency contracts used to manage foreign currency exposure related to our nonregulated Canadian businesses. In addition, PDI entered into a series of derivative contracts (options) covering a specified number of barrels of oil in order to manage exposure to the risk of an increase in oil prices that could reduce the amount of Section 29 tax credits that can be recognized from PDI's investment in a synthetic fuel production facility. See Note 11, "Commitments and Contingencies," for more information. Changes in the fair value of non-hedge derivatives are recognized currently in earnings.

Our nonregulated segments also enter into derivative contracts that are designated as either fair value or cash flow hedges. Fair value hedges are used to mitigate the risk of changes in the price of natural gas held in storage. The changes in the fair value of these hedges are recognized currently in earnings, as are the changes in fair value of the hedged items. Fair value hedge ineffectiveness recorded in nonregulated revenue on the Consolidated Statements of Income was not significant for the three months ended March 31, 2005, and 2004. At March 31, 2005, a pre-tax mark-to-market loss of $2.2 million related to the changes in the difference between the spot and forward prices of natural gas was excluded from the assessment of hedge effectiveness. This loss was reported directly in earnings.

Cash flow hedges consist of commodity contracts associated with our energy marketing activities and an interest rate swap. The commodity contracts extend through December 2006 and are used to mitigate the risk of cash flow variability associated with the future purchases and sales of natural gas and electricity. To the extent they are effective, the changes in the values of these contracts are included in


other comprehensive income, net of deferred taxes. Cash flow hedge ineffectiveness recorded in nonregulated revenue on the Consolidated Statements of Income was not significant for the three months ended March 31, 2005, and 2004. When testing for effectiveness, no portion of the derivative instruments was excluded. Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings as the related contracts are settled, if the hedge becomes ineffective, or if the hedged transaction is not probable of occurring. During the three months ended March 31, 2005, we reclassified a $0.8 million net-of-tax gain from other comprehensive income into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions where it was probable that the original forecasted transaction would no longer occur. The amount reclassified during the three months ended March 31, 2004, was not significant. In the next 12 months, subject to changes in market prices of natural gas and electricity, we expect that a net-of-tax loss of $4.5 million will be recognized in earnings as contracts are settled.

The interest rate swap designated as a cash flow hedge is used to fix the interest rate for the full term of a variable rate loan due in March 2018 used to finance the purchase of Sunbury. Because the swap was determined to be effective, the changes in the value of this contract are included in other comprehensive income, net of deferred taxes. Amounts recorded in other comprehensive income related to this swap will be recognized as a component of interest expense as the interest becomes due. In the next 12 months, we expect to recognize $1.5 million in expense, assuming interest rates comparable to those at March 31, 2005, and assuming the hedged transaction continues after Sunbury is sold. See Note 4, "Assets Held for Sale," for more information. We did not exclude any components of the derivative instrument's change in fair value from the assessment of hedge effectiveness.

NOTE 4--ASSETS HELD FOR SALE

PDI is continuing its efforts to sell Sunbury and is currently involved in various phases of the sales process with interested parties. Although a precise timetable or ultimate outcome cannot be predicted, PDI anticipates being able to complete the sale of Sunbury in 2005. This facility currently sells power on a wholesale basis into the PJM Interconnection marketplace. The sale of Sunbury will enable WPS Resources to reduce uncontracted merchant exposure and redeploy capital into markets with different risk profiles.

At March 31, 2005, and December 31, 2004, the assets and liabilities associated with Sunbury have been classified as held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amount or fair value, less costs to sell, and cease being depreciated. Based upon consideration of all information available, no adjustments to write down assets held for sale were required during the three months ended March 31, 2005.

The major classes of assets and liabilities held for sale are as follows:
(Millions)	March 31, 2005	December 31, 2004
Inventories	$ 8.9	$ 7.3
Other current assets	-	5.4
Property, plant, and equipment, net	74.8	74.7
Other assets (includes emission credits)	32.0	32.2
Assets held for sale	$115.7	$119.6

Other current liabilities	$ 0.5	$ 0.6
Asset retirement obligations	2.3	2.2
Liabilities held for sale	$ 2.8	$ 2.8

PDI financed Sunbury with equity from WPS Resources and debt financing, including non-recourse debt and a related interest rate swap. The interest rate swap is designated as a cash flow hedge and, as a result, the mark-to-market loss has been recorded as a component of other comprehensive income. If management determines that the hedged transactions (i.e., future interest payments on the debt) will not


continue after the sale, WPS Resources will be required to recognize the amount accumulated within other comprehensive income ($4.2 million, net of tax at March 31, 2005) currently in earnings. No such determination has been made at March 31, 2005.

A summary of the components of discontinued operations recorded in the Consolidated Statements of Income for the three months ended March 31 is as follows:
(Millions)	2005	2004
Nonregulated revenue	$24.8	$13.7
Operating expenses	(17.8)	(17.1)
Other income	0.9	-
Interest expense	(1.4)	(1.4)
Income (loss) before taxes	6.5	(4.8)
Income tax expense (benefit)	2.3	(1.8)
Discontinued operations, net of tax	$ 4.2	$(3.0)

Interest expense represents the non-recourse term loans directly related to Sunbury.

A summary of the components of the change in cash and cash equivalents related to discontinued operations recorded in the Consolidated Statements of Cash Flows for the three months ended March 31 is as follows:
(Millions)	2005	2004
Net cash operating activities	$(1.1)	$(4.7)
Net cash investing activities	(0.1)	(0.6)
Net cash financing activities	(0.8)	(0.8)
Change in cash and cash equivalents	$(2.0)	$(6.1)

NOTE 5--ACQUISITIONS AND SALES OF ASSETS

Kewaunee Nuclear Power Plant

In 2003, WPSC entered into a definitive agreement to sell its 59% ownership interest in Kewaunee to a subsidiary of Dominion Resources, Inc. The other joint owner of Kewaunee, Wisconsin Power and Light Company, also agreed to sell its 41% ownership interest in Kewaunee to Dominion. All of the major regulatory approvals related to this transaction have been obtained, including a written approval that was received from the PSCW in April 2005. We do not expect to close on the sale of Kewaunee until it returns to service following the unplanned outage that began in February 2005. See the Wisconsin section of Note 16, "Regulatory Environment," for additional information related to the Kewaunee outage.

WPSC estimates that its share of the cash proceeds from the sale will approximate $130 million, subject to various closing adjustments, including any potential adjustments related to the current outage. In addition to the cash proceeds, WPSC will retain ownership of the assets contained in its non-qualified decommissioning trust, one of two funds that were established to cover the eventual decommissioning of Kewaunee. The pre-tax fair value of the non-qualified decommissioning trust's assets at March 31, 2005, was approximately $128 million. Dominion will assume responsibility for the eventual decommissioning of Kewaunee and will receive WPSC's qualified decommissioning trust assets that had a pre-tax fair value of approximately $243 million at March 31, 2005. WPSC has received approval from the PSCW for deferral of the gain or loss resulting from this transaction and related costs. Accordingly, the gain or loss on the sale of the plant assets and the related non-qualified decommissioning trust assets are expected to be returned to or recovered from customers under future rate orders.

As of March 31, 2005, WPSC's share of the carrying value of the assets and liabilities included within the sale agreement was as follows:


(Millions)	March 31, 2005

Property, plant, and equipment, net	$170.7
Qualified decommissioning trust fund	243.0
Other current assets	5.5
Total assets	$419.2

Regulatory liabilities	$(63.1)
Asset retirement obligations	369.2
Total liabilities	$306.1

The assets and liabilities disclosed above do not meet the criteria to be classified as held for sale on the Consolidated Balance Sheets under the provisions of SFAS No. 144, because Kewaunee is not available for immediate sale in its present condition due to the unplanned outage.

Assuming the closing of the sale, WPSC will enter into a long-term power purchase agreement with Dominion to purchase energy and capacity virtually equivalent to the amounts that would have been received had current ownership in Kewaunee continued. The power purchase agreement will extend through 2013 when the plant's current operating license will expire. Fixed monthly payments under the power purchase agreement will approximate the expected costs of production had WPSC continued to own the plant. Therefore, management believes that the sale of Kewaunee and the related power purchase agreement will provide more price certainty for WPSC's customers and reduce our risk profile. In April 2004, WPSC entered into an exclusivity agreement with Dominion. Under this agreement, if Dominion decides to extend the operating license of Kewaunee, Dominion agreed to negotiate only with WPSC for its share of the plant output for a new power purchase agreement that would extend beyond Kewaunee's current operating license termination date. This agreement allows for the same exclusivity rights for Wisconsin Power and Light and its share of output of the plant. The exclusivity period will start on the closing date of the sale and extend through December 21, 2011.

NOTE 6--GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill recorded by WPS Resources was $36.8 million at March 31, 2005, and December 31, 2004. Of this amount, $36.4 million is recorded in WPSC's natural gas segment relating to its merger with Wisconsin Fuel and Light. The remaining $0.4 million of goodwill relates to PDI.

Goodwill and purchased intangible assets are included in other assets on the Consolidated Balance Sheets. Emission credits are recorded at the lower of cost or market. Information in the tables below relates to total purchased identifiable intangible assets for the years indicated (excluding assets held for sale).


(Millions)	March 31, 2005
Asset Class	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Emission credits	1 to 30	$ 6.3	$(1.0)	$ 5.3
Customer related	1 to 8	11.2	(5.1)	6.1
Other	1 to 30	4.2	(1.6)	2.6
Total		$21.7	$(7.7)	$14.0

(Millions)	December 31, 2004
Asset Class	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Emission credits	1 to 30	$ 6.9	$(0.9)	$ 6.0
Customer related	1 to 8	11.2	(4.6)	6.6
Other	1 to 30	4.2	(1.6)	2.6
Total		$22.3	$(7.1)	$15.2

Intangible asset amortization expense, in the aggregate, for the three months ended March 31, 2005, and March 31, 2004, was $0.6 million and $0.3 million, respectively. Amortization expense for the next five fiscal years is estimated as follows:
Estimated Future Amortization Expense:
For year ending December 31, 2005	$3.2 million
For year ending December 31, 2006	2.4 million
For year ending December 31, 2007	2.3 million
For year ending December 31, 2008	2.1 million
For year ending December 31, 2009	1.8 million

NOTE 7--SHORT-TERM DEBT AND LINES OF CREDIT

WPS Resources has a syndicated $225 million 364-day revolving credit facility and a $175 million 364-day bi-lateral loan agreement. WPSC has syndicated a $115 million 364-day revolving credit facility to provide short-term borrowing flexibility and security for commercial paper outstanding.

The information in the table below relates to WPS Resources' short-term debt and lines of credit as of the time periods indicated.
(Millions)	March 31, 2005	December 31, 2004
Commercial paper outstanding	$202.9	$279.7
Average discount rate on outstanding commercial paper	2.90%	2.46%
Short-term notes payable outstanding	$12.7	$12.7
Average interest rate on short-term notes payable	2.95%	2.52%
Available under lines of credit	$232.0	$161.9

The commercial paper had varying maturity dates ranging from April 4 through 15, 2005.

The information in the table below relates to WPSC's short-term debt and lines of credit as of the time periods indicated.


(Millions)	March 31, 2005	December 31, 2004
Commercial paper outstanding	$91.0	$91.0
Average discount rate on outstanding commercial paper	2.89%	2.44%
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on short-term notes payable	2.67%	2.26%
Available under lines of credit	$20.2	$20.2

The commercial paper had varying maturity dates ranging from April 8 through 15, 2005.

NOTE 8--LONG-TERM DEBT
(Millions)		March 31, 2005	December 31, 2004

First mortgage bonds - WPSC
Series 6.90% 7.125%	Year Due 2013 2023	$ 22.0 0.1	$ 22.0 0.1

Senior notes - WPSC
Series 6.125% 4.875% 4.80% 6.08%	Year Due 2011 2012 2013 2028	150.0 150.0 125.0 50.0	150.0 150.0 125.0 50.0

First mortgage bonds - UPPCO
Series 9.32%	Year Due 2021	15.3	15.3

Unsecured senior notes - WPS Resources
Series 7.00% 5.375%	Year Due 2009 2012	150.0 100.0	150.0 100.0

Term loans - nonrecourse, collateralized by nonregulated assets		81.5	82.3
Tax exempt bonds		27.0	27.0
Senior secured note		2.7	2.7
Total		873.6	874.4
Unamortized discount and premium on bonds and debt		(2.0)	(2.0)
Total long-term debt		871.6	872.4
Less current portion		(6.7)	(6.7)
Total long-term debt		$864.9	$865.7

NOTE 9--ASSET RETIREMENT OBLIGATIONS

Legal retirement obligations, as defined by the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," identified at WPSC relate primarily to the final decommissioning of Kewaunee. WPSC has a legal obligation to decommission the irradiated portions of Kewaunee in accordance with the Nuclear Regulatory Commission's minimum decommissioning requirements. The liability, calculated under the provisions of SFAS No. 143, is based on several assumptions, including the scope of decommissioning work to be performed, the timing of the future cash flows, and inflation and discount rates. Some of these assumptions differ significantly from the assumptions authorized by the PSCW to calculate the nuclear decommissioning liability for funding purposes. In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," WPSC established a regulatory liability to record the differences between ongoing expense recognition under SFAS No. 143 and the ratemaking practices for retirement costs authorized by the PSCW. As of March 31, 2005, the net-of-tax market


value of external nuclear decommissioning trusts established for future retirement costs, authorized by the PSCW, was approximately $345 million. See Note 5, "Acquisitions and Sales of Assets," for information on the pending sale of Kewaunee.

PDI has identified a legal retirement obligation related to the closure of an ash basin located at Sunbury. The asset retirement obligation associated with Sunbury is recorded as a liability held for sale on the consolidated balance sheets. See Note 4, "Assets Held for Sale."

The following table describes all changes to the asset retirement obligation liabilities of WPS Resources.

(Millions)	WPSC	PDI	Total
Asset retirement obligation at December 31, 2004	$364.4	$2.2	$366.6
Accretion expense	5.2	0.1	5.3
Asset retirement obligation at March 31, 2005	$369.6	$2.3	$371.9

NOTE 10--INCOME TAXES

For the quarters ended March 31, 2005, and 2004, WPS Resources' provision for income taxes was calculated in accordance with APB Opinion No. 28, "Interim Financial Reporting." Accordingly, our interim effective tax rate reflects our projected annual effective tax rate. The effective tax rate differs from the federal tax rate of 35%, primarily due to the effects of tax credits and state income taxes.

NOTE 11--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

WPS Resources routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations. The commitments described below are as of March 31, 2005.

ESI has unconditional purchase obligations related to energy supply contracts that total $2.8 billion. Substantially all of these obligations end by 2009, with obligations totaling $9.3 million extending from 2010 through 2012. The majority of the energy supply contracts are to meet ESI's obligations to deliver energy to its customers.

WPSC has obligations related to nuclear fuel, coal, purchased power, and natural gas. Nuclear fuel contracts total $37.1 million and extend through 2014. Assuming Kewaunee is sold (see Note 5, "Acquisitions and Sales of Assets," for a discussion of the pending sale), these nuclear fuel contracts would be assigned to Dominion. Obligations related to coal supply and transportation extend through 2016 and total $370.3 million. Through 2016, WPSC has obligations totaling $619.1 million for either capacity or energy related to purchased power. Also, there are natural gas supply and transportation contracts with total estimated demand payments of $133.8 million through 2010. WPSC expects to recover these costs in future customer rates. Additionally, WPSC has contracts to sell electricity and natural gas to customers.

PDI has entered into purchase contracts totaling $10.4 million. The majority of these contracts relate to coal purchases for Sunbury and expire in 2008. See Note 4, "Assets Held for Sale," for more information on the pending sale of Sunbury.

UPPCO has made commitments for the purchase of commodities, mainly capacity or energy related to purchased power, which total $33.5 million and extend through 2010.

WPS Resources also has commitments in the form of purchase orders issued to various vendors. At March 31, 2005, these purchase orders totaled $566.6 million and $558.2 million for WPS Resources and WPSC, respectively. The majority of these commitments relate to large construction projects, including construction of the 500-megawatt Weston 4 coal-fired generation facility near Wausau, Wisconsin.


Nuclear Plant Operation

The Price Anderson Act ensures that funds will be available to pay for public liability claims arising out of a nuclear incident. This Act may require WPSC to pay up to a maximum of $59.4 million per incident. The payments will not exceed $5.9 million per incident in a given calendar year. These amounts relate to WPSC's 59% ownership in Kewaunee.

Clean Air Regulations

Most of the generation facilities of PDI are located in an ozone transport region. As a result, these generation facilities are subject to additional restrictions on emissions of nitrogen oxide. During 2005, no additional nitrogen oxide emission allowances have been purchased and no additional allowance purchases are anticipated for 2005. PDI began 2005 with 17,000 sulfur dioxide emission allowances for its generation facilities that are required to participate in the sulfur dioxide emission program. During 2005, PDI estimates purchasing approximately 10,000 sulfur dioxide allowances in total, at market rates, to meet its 2005 requirements for its Sunbury generation facility.

EPA Section 114 Request

In November 1999, the EPA announced the commencement of a Clean Air Act enforcement initiative targeting the utility industry. This initiative resulted in the issuance of several notices of violation/findings of violation and the filing of lawsuits against utilities. In these enforcement proceedings, the EPA claims that the utilities made modifications to the coal-fired boilers and related equipment at the utilities' electric generation stations without first obtaining appropriate permits under the EPA's pre-construction permit program and without installing appropriate air pollution control equipment. In addition, the EPA is claiming, in certain situations, that there were violations of the Clean Air Act's "new source performance standards." In the matters where actions have been commenced, the federal government is seeking penalties and the installation of pollution control equipment.

In December 2000, WPSC received from the EPA a request for information under Section 114 of the Clean Air Act. The EPA sought information and documents relating to work performed on the coal-fired boilers located at WPSC's Pulliam and Weston electric generation stations. WPSC filed a response with the EPA in early 2001.

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

In 2000 and 2002, Wisconsin Power and Light Company received a similar series of EPA information requests relating to work performed on certain coal-fired boilers and related equipment at the Columbia generation station (a facility located in Portage, Wisconsin, jointly owned by Wisconsin Power and Light Company, Madison Gas and Electric Company, and WPSC). Wisconsin Power and Light Company is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility. Wisconsin Power and Light Company filed its most recent response for the Columbia facility on July 12, 2002.

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

In response to the EPA Clean Air Act enforcement initiative, several utilities have elected to settle with the EPA, while others are in litigation. In general, those utilities that have settled have entered into consent


decrees which require the companies to pay fines and penalties, undertake supplemental environmental projects, and either upgrade or replace pollution controls at existing generating units or shut down existing units and replace these units with new electric generating facilities. Several of the settlements involve multiple facilities. The fines and penalties (including the capital costs of supplemental environmental projects) associated with these settlements range between $7 million and $44 million. Factors typically considered in settlements include, but are not necessarily limited to, the size and number of facilities as well as the duration of alleged violations and the presence or absence of aggravating circumstances. The regulatory interpretations upon which the lawsuits or settlements are based may change based on future court decisions that may be rendered in pending litigations.

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

At the end of December 2002 and October 2003, the EPA issued new rules governing the federal new source review program. These rules are currently being challenged in the District of Columbia Circuit Court of Appeals, and a final decision is not anticipated before May of 2005. The rules are not yet effective in Wisconsin. They are also not retroactive. Wisconsin has proposed amending its new source review program to substantially conform to the federal regulations. The Wisconsin rules are not anticipated to be finalized before 2006, after the District of Columbia Circuit Court of Appeals' decision is rendered.

Mercury and Interstate Quality Rules

On October 1, 2004, the mercury emission control rule became effective in Wisconsin. The rule requires WPSC to control annual system mercury emissions in phases. The first phase will occur in 2008 and 2009. In this phase, the annual mercury emissions are capped at the average annual system mercury emissions for the period 2002 through 2004. The next phase will run from 2010 through 2014 and requires a 40% reduction from average annual 2002 through 2004 mercury input amounts. After 2015, a 75% reduction is required with a goal of an 80% reduction by 2018. Because federal regulations were promulgated in March 2005, we believe the state of Wisconsin will revise the Wisconsin rule to be consistent with the federal rule. However, the state of Wisconsin has filed suit against the federal government along with other states in opposition to the rule. WPSC estimates capital costs of approximately $101 million to achieve the proposed 75% reductions. The capital costs are expected to be recovered in a future rate case.

In December 2003, the EPA proposed mercury "maximum achievable control technology" standards and an alternative mercury "cap and trade" program substantially modeled on the Clear Skies legislation initiative. The EPA also proposed the Clean Air Interstate Rule (formerly known as the Interstate Air Quality Rule), which would reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania, and New York. In March 2005, the EPA finalized both the mercury rule and the Clean Air Interstate Rule.

The final mercury rule establishes New Source Performance Standards for new units based upon the type of coal burned. Weston 4 will install and operate mercury control technology with the aim of achieving a mercury emission rate less than that in the final EPA mercury rule.

The final mercury rule also establishes a mercury cap and trade program. The mercury cap and trade program requires a 21% reduction in national mercury emissions in 2010 and a 70% reduction in national


mercury emissions beginning in 2018. Based on the final rule and current projections, WPSC anticipates meeting the mercury rule cap and trade requirements at a cost similar to the cost to comply with the Wisconsin rule.

PDI's current analysis indicates that additional emission control equipment on its existing units may be required. Excluding Sunbury, PDI estimates the capital cost for the remaining units to be approximately $1 million to achieve a 70% reduction. Including Sunbury, the total PDI mercury control costs would be approximately $33 million in total. See Note 4, "Assets Held for Sale," for more information on Sunbury.

The final Clean Air Interstate Rule requires reduction of sulfur dioxide and nitrogen oxide emissions in two phases. The first phase requires about a 50% reduction beginning in 2009 for nitrogen oxide, and 2010 for sulfur dioxide. The second phase begins in 2015 for both pollutants and requires about a 65% reduction in emissions. The rule allows the affected states (including Wisconsin, Michigan, Pennsylvania, and New York) to either require utilities located in the state to participate in the EPA's interstate cap and trade program or meet the state's emission budget for sulfur dioxide and nitrogen oxide through measures to be determined by the state. The states have not adopted a preference as to which option they would select, but the states are investigating the cap and trade program, as well as alternatives or additional requirements. Consequently, the effect of the rule on WPSC's and PDI's facilities is uncertain, since it depends upon how the states choose to implement the final Clean Air Interstate Rule.

Currently, WPSC is evaluating a number of options that include using the cap and trade program and/or installing controls. For planning purposes, it is assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2010. The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of WPSC's long-term maintenance plan for its existing units. As such, controls or conversions may need to take place before 2010. On a preliminary basis and assuming controls or conversion are required, WPSC estimates capital costs of $246 million in order to meet an assumed 2010 compliance date. This estimate is based on costs of current control technology and current information regarding the final EPA rule. The costs may change based on the requirements of the final state rules.

PDI is evaluating the compliance options for the Clean Air Interstate Rule. Additional nitrogen oxide controls on some of PDI's facilities may be necessary. The estimated capital costs for additional nitrogen oxide controls are $2.9 million, excluding Sunbury. Additional sulfur dioxide reductions are unlikely. Including Sunbury, the additional nitrogen oxide control costs would increase to about $41 million in total. Also, PDI will evaluate a number of options using the cap and trade program, fuel switching, and/or installing controls. See Note 4, "Assets Held for Sale," for more information on Sunbury.

Other Environmental Issues

Groundwater testing at a former ash disposal site of UPPCO indicated elevated levels of boron and lithium. Supplemental remedial investigations were performed, and a revised remedial action plan was developed. The Michigan Department of Environmental Quality approved the plan in January 2003. UPPCO received an order from the MPSC permitting deferral and future recovery of these costs. A liability of $1.4 million and an associated regulatory asset of $1.4 million were recorded for estimated future expenditures associated with remediation of the site. UPPCO has an informal agreement, with the owner of another landfill, under which UPPCO has agreed to pay 17% of the investigation and remedial costs. It is estimated that the cost of addressing the site over the next 3 years is $1.6 million. UPPCO has recorded $0.3 million of this amount as its share of the liability as of March 31, 2005.

Manufactured Gas Plant Remediation

WPSC continues to investigate the environmental cleanup of ten manufactured gas plant sites. As of the fall of 2003, cleanup of the land portion of the Oshkosh, Stevens Point, Green Bay, Manitowoc, and two Sheboygan sites was substantially complete. Groundwater treatment and monitoring at these sites will continue into the future. Cleanup of the land portion of four sites will be addressed in the future. River sediment remains to be addressed at six sites with sediment contamination. Remedial investigation work


is expected to begin on the sediment portion of the Sheboygan site in 2005. Work at the other sites remains to be scheduled.

WPSC is currently in the process of transferring sites with sediment contamination formally under WDNR jurisdiction to the EPA Superfund Alternatives Program. Under the EPA's program, the remedy decision will be based on risk-based criteria typically used at Superfund sites. WPSC estimated future undiscounted investigation and cleanup costs as of March 31, 2005, to be $66.4 million. WPSC may adjust these estimates in the future contingent upon remedial technology, regulatory requirements, remedy determinations, and the assessment of natural resource damages. WPSC has received $12.7 million to date in insurance recoveries. WPSC expects to recover actual cleanup costs, net of insurance recoveries, in future customer rates. Under current PSCW policies, WPSC will not recover carrying costs associated with the cleanup expenditures.

Stray Voltage Claims

From time to time, WPSC has been sued by dairy farmers who allege that they have suffered loss of milk production and other damages supposedly due to "stray voltage" from the operation of WPSC's electrical system. Past cases have been resolved without any material adverse effect on the financial statements of WPSC. Currently, there are three such cases pending in state court in Wisconsin. Of the remaining three cases, one is in trial, one was tried in September 2004 but ended in a mistrial, and one is on appeal following a trial. A fourth case was settled within WPSC's self-insured retention.

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

One of the three pending cases, Russell Allen v. WPSC, was appealed to the Wisconsin Court of Appeals. On February 15, 2005, the Court of Appeals affirmed the jury verdict that awarded the plaintiff approximately $0.8 million for economic damages and $1 million for nuisance. The Court of Appeals also remanded to the trial court the issue of whether an injunction should be issued. WPSC has filed a Petition for Review with the Supreme Court of Wisconsin asking it to accept the case and reverse the damages awarded to the plaintiff. One of the other cases, Seidl v. WPSC, was tried to a jury in September 2004. In October 2004, the jury returned a verdict which was not in accordance with the law, resulting in a mistrial. WPSC has renewed its motion to dismiss the case for lack of proof of negligence, and that motion is pending before the trial judge. If the judge denies the motion, the Seidl case will be retried in October 2005. The other pending case, Pollack v. WPSC, began trial in April 2005. In these cases, the expert witnesses retained by WPSC do not believe that there is a scientific basis for concluding that electricity has harmed or damaged the plaintiffs or their cows. Accordingly, WPSC is vigorously defending and contesting these actions.

WPSC has insurance coverage for these claims, but the policies have customary self-insured retentions per occurrence. Based upon the information known at this time and the availability of insurance, WPSC believes that the total cost to it of resolving the remaining three actions will not be material.

The Pollack case includes a claim for common law punitive damages, as well as a claim for treble damages under a Wisconsin statute, sec. 196.94. In the Seidl case, the judge dismissed those claims as a matter of law for lack of supporting evidence. In the Allen case, the trial judge dismissed the statutory treble damages claim, and this dismissal has been affirmed by the Court of Appeals. In light of the information it now has, WPSC does not believe there is any basis for the award of punitive or treble damages in the remaining case. However, if a jury awarded such damages, and if the total of defense


costs and all damages exceeded the self-insured retention, WPSC believes its insurance policies would cover such a verdict, including any punitive or treble damages.

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

The FERC's Independent Board of Review issued its report in December of 2003 and concluded that the root cause of the incident was the failure of the design of the fuse plug to take into account the highly erodible nature of the fuse plug's foundation materials and spillway channel, resulting in the complete loss of the fuse plug, foundation, and spillway channel, which caused the release of Silver Lake far beyond the intended design of the fuse plug. The fuse plug for the Silver Lake reservoir was designed by an outside engineering firm.

UPPCO has worked with federal and state agencies in their investigations. UPPCO is still in the process of investigating the incident. WPS Resources maintains a comprehensive insurance program that includes UPPCO and which provides both property insurance for its facilities and liability insurance for liability to third parties. WPS Resources is insured in amounts that it believes are sufficient to cover its responsibilities in connection with this event. Deductibles and self-insured retentions on these policies are not material to WPS Resources. To date no lawsuits have been commenced.

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

Wausau, Wisconsin, to Duluth, Minnesota, Transmission Line

Construction of the 220-mile, 345-kilovolt Wausau, Wisconsin, to Duluth, Minnesota, transmission line began in the first quarter of 2004 with the Minnesota portion completed in early 2005. Construction in Wisconsin is scheduled to begin in August 2005.

ATC has assumed primary responsibility for the overall management of the project and will own and operate the completed line. WPSC received approval from the PSCW and the FERC to transfer ownership of the project to ATC. WPSC will continue to manage construction of the project and be responsible for obtaining private property rights in Wisconsin necessary for the construction of the project.

In December 2003, the PSCW issued an amended Certificate of Public Convenience and Necessity per ATC's request for relief. This decision was appealed to the Dane County Circuit Court by certain landowners. The court affirmed the PSCW's decision, and no appeal has been filed during the allowed time allotted for appeals. In addition, Douglas County in Wisconsin continues to oppose the line and refuses to engage in negotiations relating to easement access to county owned land for the project. As a result of this opposition, the PSCW reopened the docket and ordered the applicants to submit an amended application identifying alternative routes and other options for the project in Douglas County. In addition, various WDNR permit-related decisions are currently the subject of a contested case hearing in Wisconsin. A decision on the contested case is expected in the third quarter of 2005.


WPS Resources committed to fund 50% of total project costs incurred up to $198 million. WPS Resources will receive additional equity in ATC in exchange for a portion of the project funding. During the quarter ended March 31, 2005, WPS Resources invested $8.8 million in ATC, related to its agreement to fund approximately half of the Wausau to Duluth transmission line. WPS Resources may terminate funding if the project extends beyond January 1, 2010. On December 19, 2003, WPSC and ATC received approval from the PSCW to continue the project at a revised cost estimate of $420.3 million. The updated cost estimate reflects additional costs for the project resulting from time delays, added regulatory requirements, changes and additions to the project at the request of local governments, and ATC overhead costs. Completion of the line is expected in 2008. WPS Resources has the right, but not the obligation, to provide additional funding in excess of $198 million up to its portion of the equity portion of revised cost estimate. For the period of April 2005 through December 2008, we expect to fund up to approximately $170 million for our portion of the Wausau to Duluth transmission line. Our commitment to fund this transmission line could decrease up to 50% if another entity exercises its option to fund a portion of the project.

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

The Internal Revenue Code provides Section 29 tax credits as an incentive for taxpayers to produce fuels from alternate sources and reduce domestic dependence on imported oil. This incentive is not deemed necessary if the price of oil increases sufficiently to provide a natural market for these fuels. Therefore, the Section 29 tax credits are subject to phase out if domestic crude oil prices reach specified levels. Although we do not expect the amount of our 2005 Section 29 tax credits to be adversely affected by oil prices given the current forward price curve for crude oil, we cannot predict with any certainty the future price of a barrel of oil. Therefore, in order to manage exposure to the risk that an increase in oil prices could reduce the recognizable amount of 2005, 2006, and 2007 Section 29 tax credits, PDI entered into a series of derivative contracts (options) covering a specified number of barrels of oil. These derivatives were entered into in March and April 2005 and mitigate approximately 95%, 60%, and 40% of the Section 29 tax credit exposure related to rising oil prices in 2005, 2006, and 2007, respectively.

We have recorded the tax benefit of approximately $126.2 million of Section 29 tax credits as reductions to income tax expense from the project's inception in June 1998 through March 31, 2005. As a result of alternative minimum tax rules, approximately $71.7 million of this tax benefit has been carried forward as a deferred tax asset as of March 31, 2005. The tax benefit recorded with respect to WPS Resources' share of tax credits from the facility is based on our expected consolidated tax liability for all open tax years including the current year, and all future years in which we expect to utilize deferred tax credits to offset our future tax liability. Reductions in our expected consolidated tax liability for any of these years could result in disallowance of previously recorded credits, and/or a change in the amount of the tax benefit deferred to future periods. A reduction in our expected consolidated tax liability for the current year may result in a reduction of the level of synthetic fuel production at the facility. A portion of future payments under one of the agreements covering the sale of a portion of our interest in the facility is contingent on the facility's continued production of synthetic fuel. Pre-tax gains approximating $7 million annually are expected to be realized through 2007 from this sell-down.


Dairyland Power Cooperative

Dairyland Power Cooperative has confirmed its intent to purchase a 30% interest in Weston 4 by signing a joint plant agreement in November 2004, subject to a number of conditions. The agreement with Dairyland Power Cooperative is part of our continuing plan to provide least-cost, reliable energy for the increasing electric demand of our customers.

NOTE 12--EMPLOYEE BENEFIT PLANS

The following table provides the components of net periodic benefit cost for WPS Resources' benefit plans for the three months ended March 31:
WPS Resources	Pension Benefits		Other Benefits
(Millions)	2005	2004	2005	2004
Net periodic benefit cost
Service cost	$ 6.2	$ 5.1	$2.0	$2.0
Interest cost	10.1	9.7	4.2	4.3
Expected return on plan assets	(10.9)	(10.6)	(3.1)	(2.8)
Amortization of transition obligation	-	-	0.1	0.1
Amortization of prior-service cost (credit)	1.4	1.4	(0.6)	(0.6)
Amortization of net loss	2.0	1.0	1.1	1.5
Net periodic benefit cost	$ 8.8	$ 6.6	$3.7	$4.5

WPSC's share of net periodic benefit cost for the three months ended March 31 is included in the table below:
WPSC	Pension Benefits		Other Benefits
(Millions)	2005	2004	2005	2004
Net periodic benefit cost
Service cost	$4.9	$4.1	$1.8	$1.8
Interest cost	8.4	8.1	3.8	3.9
Expected return on plan assets	(9.6)	(9.4)	(3.0)	(2.7)
Amortization of transition obligation	-	-	0.1	0.1
Amortization of prior-service cost (credit)	1.2	1.3	(0.5)	(0.5)
Amortization of net loss	1.4	0.4	0.9	1.2
Net periodic benefit cost	$6.3	$4.5	$3.1	$3.8

Contributions to the plans are made in accordance with legal and tax requirements, and contributions do not necessarily occur evenly throughout the year. For the three months ended March 31, 2005, $3.0 million of contributions were made to the pension benefit plan and no contributions were made to the other postretirement benefit plans. WPS Resources expects to contribute an additional $5.3 million to its pension plans and $21.9 million to its other postretirement benefit plans in 2005.

NOTE 13--STOCK-BASED COMPENSATION

WPS Resources has three main stock-based compensation plans: the 2001 Omnibus Incentive Compensation Plan ("Omnibus Plan"), the 1999 Stock Option Plan ("Employee Plan"), and the 1999 Non-Employee Directors Stock Option Plan ("Director Plan"). No additional stock options will be issued under the Employee Plan, although the plan will continue to exist for purposes of the existing outstanding options.

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


recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

	Three Months Ended March 31,
(Millions, except per share amounts)	2005	2004

Income available for common shareholders
As reported	$65.9	$42.6
Add: Stock-based compensation expense using the intrinsic value method - net of tax	0.4	0.4
Deduct: Stock-based compensation expense using the fair value method - net of tax	(0.4)	(0.3)
Pro forma	$65.9	$42.7

Basic earnings per common share
As reported	$1.74	$1.15
Pro forma	1.74	1.15

Diluted earnings per common share
As reported	$1.73	$1.14
Pro forma	1.73	1.14

NOTE 14--COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires the reporting of other comprehensive income in addition to income available for common shareholders. Total comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. WPS Resources' total comprehensive income is:

	Three Months Ended March 31,
(Millions)	2005	2004
Income available for common shareholders	$65.9	$42.6
Cash flow hedges, net of tax of $(8.7) and $2.9	(13.6)	4.2
Foreign currency translation	(0.7)	-
Unrealized gain on available-for-sale securities, net of tax of $0.1	0.2	-
Total comprehensive income	$51.8	$46.8

The following table shows the changes to Accumulated Other Comprehensive Income from December 31, 2004, to March 31, 2005.

(Millions)
December 31, 2004 balance	$(16.1)
Cash flow hedges	(13.6)
Foreign currency translation adjustment	(0.7)
Unrealized gain on available-for-sale securities	0.2
March 31, 2005 balance	$(30.2)


NOTE 15--EARNINGS PER SHARE
WPS Resources' common stock shares, $1 par value	March 31, 2005	December 31, 2004
Common stock outstanding, $1 par value, 200,000,000 shares authorized	37,815,206	37,500,791
Treasury shares	12,000	12,000
Average cost of treasury shares	$25.19	$25.19
Shares in deferred compensation rabbi trust	262,658	229,238
Average cost of deferred compensation rabbi trust shares	$39.79	$36.84

Earnings per share is computed by dividing income available for common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available for common shareholders by the weighted average number of shares of common stock outstanding during the period adjusted for the exercise and/or conversion of all potentially dilutive securities. Such dilutive items include in-the-money stock options, restricted shares, and performance share grants. The calculation of diluted earnings per share for the years shown excludes some stock option plan shares that had an anti-dilutive effect. The shares having an anti-dilutive effect are not significant for any of the periods shown. The following table reconciles the computation of basic and diluted earnings per share:
Reconciliation of Earnings Per Share	Three Months Ended March 31,
(Millions, except per share amounts)	2005	2004
Income available to common shareholders	$65.9	$42.6
Basic weighted average shares	37.8	37.1
Incremental issuable shares	0.3	0.2
Diluted weighted average shares	38.1	37.3
Basic earnings per common share	$1.74	$1.15
Diluted earnings per common share	$1.73	$1.14

NOTE 16--REGULATORY ENVIRONMENT

Wisconsin

On November 5, 2004, WPSC filed an application with the PSCW to defer all incremental costs, including carrying costs, resulting from unexpected problems encountered in the 2004 refueling outage at Kewaunee. During the refueling outage, an unexpected problem was encountered with equipment used for lifting internal vessel components to perform a required 10-year inspection. These equipment problems caused the outage to be extended by approximately three weeks. On November 11, 2004, the PSCW authorized WPSC to defer the replacement fuel costs related to the extended outage. On November 23, 2004, the PSCW authorized WPSC to defer purchased power costs ($5.6 million) and operating and maintenance expenses ($1.6 million) related to the extended outage, effective from when the problems were discovered, including carrying costs at WPSC's authorized weighted average cost of capital. Kewaunee returned to service on December 4, 2004. On February 18, 2005, WPSC filed for PSCW approval to recover these costs, and the PSCW determined that costs associated with this outage will be addressed in the 2006 rate case.

On February 20, 2005, Kewaunee was temporarily removed from service after a potential design weakness was identified in its auxiliary feedwater system. Plant engineering staff identified the concern and the unit was shut down in accordance with the plant license. A modification is being made to resolve the issue and it is anticipated that the unit will be back in service at 100% power by the end of May 2005. WPSC filed a request with the PSCW on March 11, 2005, for deferral of replacement power and operating and maintenance expenses incurred to address the design weakness and engineering issues identified. On April 8, 2005, the PSCW approved deferral of these costs, including carrying costs at the most recently authorized pre-tax weighted average cost of capital. Under the formula rate mechanism, recovery of costs for our wholesale market-based rate customers generally follows the Wisconsin retail


methodology. For our Michigan retail customers, fuel costs are recovered through a pass through fuel adjustment clause and no deferral request is anticipated. As of March 31, 2005, WPSC deferred $14.7 million of replacement power costs and $1.1 million of operating and maintenance expenses. WPSC anticipates the PSCW will address recovery of the deferred costs in the 2006 rate case. WPSC and Dominion remain committed to the sale of Kewaunee.

On April 1, 2005, WPSC filed an application with the PSCW for an 11.4% increase in retail electric rates ($89.7 million in revenues) and a 2.09% increase in natural gas rates ($10.0 million in revenues), both to be effective January 1, 2006. Factors impacting the requested 2006 retail electric rate increase include costs of transmission, costs for the construction of Weston 4, and increased purchased power costs. The natural gas rate increase is primarily related to increases in environmental monitoring costs and the cost of distribution system improvements. The PSCW's approval of the Kewaunee plant sale could reduce these requested rate increases.

The amount of fuel and purchased power costs WPSC is authorized to recover in rates is established in its general rate filings. If the actual fuel and purchased power costs vary from the authorized level by more than 2% on an annualized basis, WPSC is allowed, or may be required, to file an application adjusting rates for the remainder of the year to reflect revised annualized cost estimates. At March 31, 2005, excluding the impact of the Kewaunee outage (which was deferred), WPSC was experiencing actual fuel and purchased power costs that were more than 2% lower than the currently approved level. As a result, the PSCW reopened WPSC's 2005 rate case for recovery of these costs on April 14, 2005. Therefore, revenues collected after that date are subject to refund pending a review of projected fuel costs for 2005. Rates will be adjusted downward for the balance of the year if projected costs are deemed to be more than 2% less than the amount allowed in the 2005 rate case.

Michigan

On December 8, 2004, UPPCO submitted a request to the MPSC to approve UPPCO's proposed treatment of the pre-tax gains from certain sales of undeveloped and partially developed land located in the Upper Peninsula of Michigan as appropriate for ratemaking purposes. On April 28, 2005, the MPSC issued an order authorizing UPPCO to retain 100% of the pre-tax gains on certain lands owned up to $18.5 million and 73% of any pre-tax gains over that amount. In addition, UPPCO will voluntarily forego filing for retail electric service base rate increases until January 1, 2006, except UPPCO may file for MPSC consideration of deferred accounting of any governmental mandates during the moratorium and for any unusual and extraordinary events that would cause serious financial harm to UPPCO. Further, UPPCO's Power Supply Cost Recovery Clause is not subject to the filing moratorium.

On February 4, 2005, UPPCO submitted an application to the MPSC for a 7.6% increase in retail electric rates ($5.7 million in revenues). UPPCO also requested interim rate recovery of 6.0% ($4.5 million in revenues) to allow UPPCO to recover costs during the time the MPSC is reviewing the full case. The retail electric rate increase was required due to costs associated with improving service quality and reliability, technology upgrades, and managing rising employee and retiree benefit costs. Barring any appeals of the order issued by the MPSC on April 28, 2005, UPPCO will withdraw this rate case and not re-file before January 1, 2006.


Federal

On February 10, 2005, the FERC issued an order accepting compliance filings implementing the Seams Elimination Charge Adjustment (SECA) effective December 1, 2004, subject to refund and surcharge, as appropriate, and setting the case in its entirety for a formal hearing. The purpose of the SECA is to compensate transmission owners (during the 16-month transition period) for revenues they would no longer receive due to the elimination of the Regional Through and Out Rates. Because ESI is a load serving entity, it is subject to the SECA charges. It is anticipated that the case could take a year or more to reach a final decision. In addition, matters related to the justness and reasonableness and other legal challenges to the SECA itself remain pending before FERC on hearing. ESI has actively participated in the SECA case since its beginning and believes its position has strong merits. On February 28, 2005, ESI filed a motion for Partial Stay of FERC's February 10, 2005, order, proposing that SECA charges on its Michigan load be postponed until a FERC order approves a decision or settlement in the formal hearing proceeding. The FERC has not yet ruled on this motion.

The SECA is also an issue for WPSC and UPPCO, who have intervened in this docket since some of the current proposals could result in unjustifiable higher rates for customers. It is anticipated that most of the SECA charges incurred by WPSC and UPPCO will be recoverable in customer rates.

NOTE 17--SEGMENTS OF BUSINESS

We manage our reportable segments separately due to their different operating and regulatory environments. Our utility business segments are the regulated electric utility operations of WPSC and UPPCO and the regulated gas utility operations of WPSC. Our other reportable segments include two nonregulated companies, ESI and PDI. ESI is a diversified energy supply and services company. PDI is an electric generation company. The Other segment includes the operations of WPS Resources and WPS Resources Capital Corporation as holding companies, along with the nonutility activities at WPSC and UPPCO.
	Regulated Utilities			Nonutility and Nonregulated Operations
Segments of Business (Millions)	Electric Utility(1)	Gas Utility(1)	Total Utility(1)	ESI	PDI	Other	Reconciling Eliminations	WPS Resources Consolidated

Three Months Ended March 31, 2005
External revenues	$236.4	$174.5	$410.9	$1,032.9	$18.3	$ -	$ -	$1,462.1
Intersegment revenues	7.6	0.1	7.7	1.5	9.3	0.3	(18.8)	-
Income available for common shareholders	23.5	14.0	37.5	11.7	16.5	0.2	-	65.9

Three Months Ended March 31, 2004
External revenues	$217.2	$169.5	$386.7	$973.7	$12.9	$ -	$ -	$1,373.3
Intersegment revenues	5.7	4.1	9.8	2.4	5.8	0.3	(18.3)	-
Income available for common shareholders	18.2	13.6	31.8	12.1	(1.0)	(0.3)	-	42.6

(1) Includes only utility operations. Nonutility operations are included in the Other column.


WPSC's principal business segments are the regulated electric utility operations and the regulated gas utility operations.

	Regulated Utilities
Segments of Business (Millions)	Electric Utility(1)	Gas Utility(1)	Total Utility	Other	Reconciling Eliminations	WPSC Consolidated

Three Months Ended March 31, 2005
External revenues	$219.8	$174.6	$394.4	$0.4	$(0.4)	$394.4
Earnings on common stock	22.4	14.0	36.4	1.2	-	37.6

Three Months Ended March 31, 2004
External revenues	$198.4	$173.6	$372.0	$0.4	$(0.4)	$372.0
Earnings on common stock	16.6	13.6	30.2	2.3	-	32.5

(1) Includes only utility operations. Nonutility operations are included in the Other column.

NOTE 18--NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R will be effective for WPS Resources on January 1, 2006. SFAS No. 123R offers companies alternative methods of adopting this standard. The impact on WPS Resources' financial position and results of operations will be dependent upon a number of factors, including share-based payments made in 2006. Because we do not know the amount of share-based payments to be made in 2006, we cannot yet estimate the effect of this standard on our financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." Interpretation No. 47 clarifies that the term Conditional Asset Retirement Obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligation," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. WPS Resources is required to adopt the provisions of Interpretation No. 47 on December 31, 2005. WPS Resources has not yet determined the impact that the adoption of Interpretation No. 47 will have on its financial position or results of operations.

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

Maintain a Strong Utility Base - As discussed above, we are focusing on growth in our utility operations. A strong utility base is important in order to maintain quality credit ratings, which are critical to our success. In 2004, WPSC signed power sales contracts with Consolidated Water Power through December 31, 2017, and Wisconsin Public Power Inc. through April 30, 2021, in order to bolster growth beyond the normal utility growth rate. WPSC is also expanding its generation fleet in order to meet growing electric demand and ensure the continued reliability of energy services. Construction is in-process on the 500-megawatt coal-fired Weston 4 base-load power plant near Wausau, Wisconsin, and WPSC continues to pursue plans to construct a jointly owned 500-megawatt base-load electric plant with Wisconsin Power and Light Company.

Integrate Resources to Provide Operational Excellence - WPS Resources is committed to integrating the resources of its business units (in accordance with any applicable regulatory restrictions) by leveraging their individual capabilities and expertise across the company. This strategy is most evident at our nonregulated subsidiaries, where we have restructured the management of our two primary nonregulated subsidiaries (ESI and PDI). Currently, we have one executive management team overseeing the operations of all of our nonregulated businesses. ESI also continues to optimize the value of PDI's merchant generation fleet and reduce the market price risk while extracting additional value from these plants, through the use of various financial and physical instruments (such as forwards, futures, options, and swaps), which has provided more predictable revenues and margin.

Strategically Grow Nonregulated Businesses - ESI looks to grow its electric and natural gas business, targeting growth in the northeastern United States and adjacent portions of Canada (through strategic acquisitions, market penetration of existing businesses, and new product offerings), which is where ESI has the most market expertise. PDI focuses on optimizing the operational efficiency of its existing portfolio of assets and pursues compatible power development projects and the acquisition of generation assets that "fit" in well with ESI's customer base and market expertise. The acquisition of Advantage Energy in July 2004 provided ESI with enhanced opportunities to compete in the New York market and had a positive impact on ESI's margin in the first quarter of 2005.

Place Strong Emphasis on Asset Management - Our asset management strategy calls for the continuing disposition and acquisition of assets in a manner that enhances our earnings capability. The acquisition portion of this strategy calls for the acquisition of assets that compliment our existing businesses and strategy, such as Advantage Energy. Another portion of the strategy calls for the disposition of assets, including plants and entire business units, which are no longer required for operations. We continue to be committed to the sale of Sunbury and expect to have a completed sale in 2005. We are also continuing


to pursue the sale of Kewaunee to a subsidiary of Dominion Resources. We continue to evaluate alternatives for the sale of the balance of our identified excess real-estate holdings.

Business Operations

Our regulated and nonregulated businesses have distinct competencies and business strategies, offer differing products and services, experience a wide array of risks and challenges and are viewed uniquely by management. The Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction - WPS Resources appearing in the 2004 Form 10-K included a discussion of these topics. There have not been significant changes to the content of the matters discussed in the above referenced section of the 2004 Form 10-K; however, certain tables have been updated and included below to reflect current information. These tables should be read in conjunction with the discussion appearing in the Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction - WPS Resources appearing in the 2004 Form 10-K.

The table below discloses future natural gas and electric sales volumes under contract at ESI as of March 31, 2005. Contracts are generally one to three years in duration. ESI expects that its ultimate sales volumes in 2005 and beyond will exceed the volumes shown in the table below as it continues to seek growth opportunities and existing customers who do not have long-term contracts continue to buy their short-term requirements from ESI.
Forward Contracted Volumes at 3/31/05 (1)	April 1, 2005 through March 31, 2006	April 1, 2006 through March 31, 2009

Wholesale sales volumes - billion cubic feet	111.7	8.4
Retail sales volumes - billion cubic feet	155.6	38.1
Total natural gas sales volumes	267.3	46.5

Wholesale sales volumes - million kilowatt-hours	7,467	3,007
Retail sales volumes - million kilowatt-hours	3,863	1,828
Total electric sales volumes	11,330	4,835

(1) This table represents physical sales contracts for natural gas and electric power for delivery or settlement in future periods. Management has no reason to believe that gross margins that will be generated by the contracts included above will vary significantly from those experienced historically.

For comparative purposes, future natural gas and electric sales volumes under contract at March 31, 2004, are shown below. Actual electric and natural gas sales volumes for the three months ended March 31, 2005, and 2004 are disclosed within Results of Operations - WPS Resources, ESI Segment Operations below.


Forward Contracted Volumes at 3/31/04 (1)	April 1, 2004 through March 31, 2005	April 1, 2005 through March 31, 2008

Wholesale sales volumes - billion cubic feet	84.1	12.7
Retail sales volumes - billion cubic feet	166.2	46.4
Total natural gas sales volumes	250.3	59.1

Wholesale sales volumes - million kilowatt-hours	4,481	1,360
Retail sales volumes - million kilowatt-hours	5,000	2,886
Total electric sales volumes	9,481	4,246

(1) This table represents physical sales contracts for natural gas and electric power for delivery or settlement in future periods. Management has no reason to believe that gross margins that will be generated by these contracts will vary significantly from those experienced historically.

The table below summarizes ESI's wholesale counterparty credit exposure, categorized by maturity date, as of March 31, 2005. At March 31, 2005, ESI did not have net exposure with any single counterparty that was more than 10% of total exposure.
Counterparty Rating (Millions) (1)	Exposure (2)	Exposure Less Than 1 Year	Exposure 1 to 3 Years	Exposure 4 to 5 years

Investment grade - regulated utility	$ 26.9	$ 8.7	$18.2	$ -
Investment grade - other	93.7	73.7	19.1	0.9

Non-investment grade - regulated utility	0.1	0.1	-	-
Non-investment grade - other	8.5	8.5	-	-

Non-rated - regulated utility (3)	10.9	6.5	4.4	-
Non-rated - other (3)	36.9	29.6	6.8	0.5

Total Exposure	$177.0	$127.1	$48.5	$1.4

(1) The investment and non-investment grade categories are determined by publicly available credit ratings of the counterparty or the rating of any guarantor, whichever is higher. Investment grade counterparties are those with a senior unsecured Moody's rating of Baa3 or above or a Standard & Poor's rating of BBB- or above.

(2) Exposure considers netting of accounts receivable and accounts payable where netting agreements are in place as well as netting mark-to-market exposure. Exposure is before consideration of collateral from counterparties. Collateral, in the form of cash and letters of credit, received from counterparties totaled $6.5 million at March 31, 2005, all from non-rated counterparties.

(3) Non-rated counterparties include stand-alone companies, as well as unrated subsidiaries of rated companies without parental credit support. These counterparties are subject to an internal credit review process.


RESULTS OF OPERATIONS - WPS RESOURCES

First Quarter 2005 Compared with First Quarter 2004

WPS Resources Overview

WPS Resources' results of operations for the three months ended March 31 are shown in the following table:
WPS Resources' Results (Millions, except share amounts)	2005	2004	Change

Consolidated operating revenues	$1,462.1	$1,373.3	6.5%
Income available for common shareholders	$65.9	$42.6	54.7%
Basic earnings per share	$1.74	$1.15	51.3%
Diluted earnings per share	$1.73	$1.14	51.8%

The $88.8 million increase in consolidated operating revenues for the quarter ended March 31, 2005, compared to the same quarter in 2004, was largely driven by a $58.3 million (6.0%) increase in revenue at ESI and a $21.1 million (9.5%) increase in electric utility revenue. Higher revenue at ESI was driven by an increase in natural gas prices and continued expansion of the Canadian natural gas business. Electric utility revenue increased primarily due to an authorized retail electric rate increase. Revenue changes by reportable segment are discussed in more detail below.

Income available for common shareholders was $65.9 million ($1.74 basic earnings per share) for the quarter ended March 31, 2005, compared to $42.6 million ($1.15 basic earnings per share) for the same quarter in 2004. Significant factors impacting the change in earnings and earnings per share are as follows (and are discussed in more detail below).
  Approved rate increases favorably impacted electric and natural gas margin at the utilities.
  A change in sales mix negatively impacted the electric utility margin.
  ESI's electric margin decreased, driven by a decrease in the margin contributed by portfolio optimization strategies and a decrease in margin from retail electric operations in Michigan.
  ESI's natural gas margin increased, driven by improved results from retail natural gas operations in Ohio, partially offset by the timing of income recognition related to the 2005/2006 natural gas storage cycle.
  PDI's earnings increased, primarily as a result of improved results from discontinued operations (Sunbury), an increase in the benefit recognized from Section 29 federal tax credits, and margin improvements.
  Consolidated operating and maintenance expenses increased, primarily due to an increase in transmission costs at WPSC.
  Earnings from our investment in ATC increased for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004.

Overview of Utility Operations

Utility operations include the electric utility segment, consisting of the electric operations of WPSC and UPPCO, and the gas utility segment consisting of the natural gas operations of WPSC. Income available for common shareholders attributable to the electric utility segment was $23.5 million for the quarter ended March 31, 2005, compared to $18.2 million for the quarter ended March 31, 2004. Income available for common shareholders attributable to the gas utility segment was $14.0 million for the quarter ended March 31, 2005, compared to $13.6 million for the quarter ended March 31, 2004.


Electric Utility Segment Operations
WPS Resources' Electric Utility	Three Months Ended March 31,
Segment Results (Millions)	2005	2004	Change

Revenue	$244.0	$222.9	9.5%
Fuel and purchased power costs	80.7	72.6	11.2%
Margin	$163.3	$150.3	8.7%

Sales in kilowatt-hours	3,680.4	3,636.4	1.2%

Electric utility revenue increased $21.1 million (9.5%) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004. Electric utility revenue increased largely due to an authorized electric rate increase for WPSC's Wisconsin retail customers. On December 21, 2004, the PSCW approved a retail electric rate increase of $60.7 million (8.6%), effective January 1, 2005. The rate increase was required primarily to recover increased costs related to fuel and purchased power, costs related to the construction of the Weston 4 base-load generation facility, and benefit costs. An overall increase of 1.9% in WPSC's electric sales volumes, primarily from new power sales agreements that were entered into with several wholesale customers, also had a positive impact on revenue.

The electric utility margin increased $13.0 million (8.7%) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004. The majority of this increase can be attributed to a $13.3 million (9.7%) increase in WPSC's electric margin, which was largely driven by the retail electric rate increase discussed above. The electric utility margin was negatively impacted by a change in sales mix, which partially offset the positive effect of the rate increase. While higher sales volumes to WPSC's wholesale customers had a positive impact on margin, this was more than offset by a 2.4% decrease in sales volumes to higher margin residential, and commercial and industrial customers. The decrease in sales volumes to these customers reflects warmer weather during the heating season for the quarter ended March 31, 2005, compared to the same period in the prior year. In addition, we believe electric customers may be taking additional steps to conserve energy usage as a result of rising energy costs.

The quantity of power purchased by WPSC during the quarter ended March 31, 2005, increased 46.7% compared to the same quarter in 2004, and fuel and purchased power costs were approximately 18% higher on a per-unit basis. The increase in the quantity of power purchased was largely due to an unscheduled outage at Kewaunee, which began in February 2005. This unit is expected to return to service by the end of May 2005. The unscheduled outage has not had a significant impact on the electric utility margin as the PSCW approved deferral of unanticipated fuel and purchased power costs directly related to the outage ($14.7 million of fuel and purchased power costs were deferred in the first quarter of 2005). Excluding the Kewaunee deferral, fuel and purchased power costs increased $8.1 million for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, primarily related to the higher per-unit cost of fuel and purchased power. The higher costs were anticipated in the 2005 rate case and included in the approved 2005 rates and, therefore, did not have a negative impact on margin.

The PSCW allows WPSC to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs exceed plus or minus 2% from approved levels on an annualized basis. At March 31, 2005, WPSC was experiencing actual fuel and purchased power costs that were more than 2% lower than the currently approved level (excluding the impact of the Kewaunee outage). As a result, the PSCW reopened WPSC's 2005 rate case on April 14, 2005. Revenue collected after that date is subject to refund pending a review of projected fuel costs for 2005. Rates will be adjusted downward for the balance of the year if projected costs are deemed to be less than the amount allowed in the 2005 rate case.

Electric utility earnings increased $5.3 million (29.1%) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, largely driven by the higher margin realized by WPSC for current rate recovery for certain costs that will be incurred in the latter half of 2005. This timing difference had a


positive impact on earnings for the first quarter of 2005, but will negatively impact earnings later in the year. Higher operating and maintenance expenses partially offset the increase in electric utility earnings.

Gas Utility Segment Operations
WPS Resources'	Three Months Ended March 31,
Gas Utility Segment Results (Millions)	2005	2004	Change

Revenue	$174.6	$173.6	0.6%
Purchased natural gas costs	128.3	128.3	-%
Margin	$ 46.3	$ 45.3	2.2%

Throughput in therms	308.7	316.9	(2.6%)

Gas utility revenue increased $1.0 million (0.6%) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004. The PSCW issued a final order authorizing a natural gas rate increase of $5.6 million (1.1%), effective January 1, 2005. The rate increase was primarily driven by higher benefit costs and the cost of distribution system improvements. Natural gas prices also increased 7.3% (on a per unit basis) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004. Following regulatory practice, WPSC passes changes in the total cost of natural gas on to customers through a purchased gas adjustment clause, as allowed by the PSCW and the MPSC. The increased revenue attributed to the rate increase and higher natural gas prices was partially offset by an overall 2.6% decrease in natural gas throughput volumes that was partially driven by warmer weather during the first quarter of 2005, compared to the first quarter of 2004. In addition, we believe natural gas customers may be taking additional steps to conserve natural gas usage as a result of higher natural gas costs.

The natural gas utility margin increased $1.0 million (2.2%) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004. The higher natural gas utility margin is largely due to the rate increase mentioned above, partially offset by the decrease in overall natural gas throughput volumes.

The higher margin contributed to a $0.4 million (2.9%) increase in gas utility earnings for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004.

Overview of Nonregulated Operations

Nonregulated operations consist of natural gas, electric, and other sales at ESI, a diversified energy supply and services company, and the operations of PDI, an electric generation company. ESI and PDI are both reportable segments.

Income available for common shareholders attributable to ESI was $11.7 million for the quarter ended March 31, 2005, compared to $12.1 million for the same quarter in 2004. The $0.4 million decrease in earnings at ESI is primarily the result of the overall margin changes discussed below.

Income available for common shareholders attributable to PDI was $16.5 million for the quarter ended March 31, 2005, compared to a $1.0 million net loss for the same quarter in 2004. The $17.5 million increase in earnings at PDI was largely due to improved results from discontinued operations, a decrease in the effective tax rate, and higher margin.

ESI's Segment Operations

Total segment revenues at ESI were $1,034.4 million for the quarter ended March 31, 2005, compared to $976.1 million for the same quarter in 2004. The total margin at ESI was $33.8 million for the quarter ended March 31, 2005, compared to $34.1 million for the quarter ended March 31, 2004. ESI's nonregulated natural gas and electric operations are the primary contributors to revenues and margins and are discussed below.


ESI's Natural Gas Results	Three Months Ended March 31,
(Millions, except sales volumes)	2005	2004	Change

Nonregulated natural gas revenue	$923.7	$835.5	10.6%
Nonregulated natural gas cost of sales	903.6	817.7	10.5%
Margin	$ 20.1	$ 17.8	12.9%

Wholesale sales in billion cubic feet (1)	58.3	73.1	(20.3%)
Retail sales in billion cubic feet (1)	90.4	88.0	2.7%

(1) Represents gross physical volumes.

Natural gas revenue increased $88.2 million (10.6%), driven by higher natural gas prices and continued expansion of our Canadian natural gas business.

The natural gas margin at ESI increased $2.3 million (12.9%) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004. The margin related to retail natural gas operations increased $6.6 million, largely due to improved management of supply for Ohio retail and commercial customers, and higher sales volumes related to the addition of new customers in Ohio. The margin related to wholesale natural gas operations decreased $4.3 million, driven primarily by a $3.2 million decrease in margin related to the natural gas storage cycle and a decrease in margin from other structured wholesale natural gas transactions (primarily related to the timing of gain recognition on these transactions pursuant to generally accepted accounting principles). For the quarter ended March 31, 2005, the natural gas storage cycle had a $2.2 million negative impact on margin, compared with a $1.0 million positive impact on margin for the same period in 2004. At March 31, 2005, there was a $2.8 million difference between the market value of natural gas in storage and the market value of future sales contracts (net unrealized loss), related to the 2005/2006 natural gas storage cycle. The difference between the market value of natural gas in storage and the market value of future sales contracts related to the 2005/2006 storage cycle is expected to vary with market conditions, but will reverse entirely when all of the natural gas is withdrawn from storage.
ESI's Electric Results	Three Months Ended March 31,
(Millions)	2005	2004	Change

Nonregulated electric revenue	$110.0	$140.0	(21.4%)
Nonregulated electric cost of sales	97.0	124.3	(22.0%)
Margin	$ 13.0	$ 15.7	(17.2%)

Wholesale sales volumes in kilowatt-hours (1)	434.1	1,167.0	(62.8%)
Retail sales volumes in kilowatt-hours (1)	1,753.1	1,613.1	8.7%

(1) Represents gross physical volumes.

Electric revenue decreased $30.0 million (21.4%), driven by a decrease in wholesale electric volumes related to ESI's participation in the New Jersey Basic Generation Services Program ending on May 31, 2004 and fewer physical wholesale transaction opportunities. Retail electric revenue increased slightly due to the acquisition of Advantage Energy on July 1, 2004, but this increase was largely offset by lower revenue from retail electric operations in Michigan.

ESI's electric margin decreased $2.7 million (17.2%) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004. The margin attributed to wholesale electric operations decreased $1.4 million, driven primarily by a decrease in the margin contributed by portfolio optimization strategies. Period-by-period variability in the margin contributed by these activities is expected due to constantly changing market conditions. The retail electric margin decreased $1.3 million for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, primarily related to a $3.1 million decrease in margin from retail electric operations in Michigan. Higher transmission-related charges resulting from the Seams Elimination Charge Adjustment, which was implemented on December 1, 2004,


as ordered by the FERC, have negatively impacted the margin from retail electric operations in Michigan. In addition, tariff changes granted to the regulated utilities in Michigan in 2004, coupled with high wholesale energy prices, have significantly lowered the savings customers can obtain from contracting with non-utility suppliers. The tariff changes enable Michigan utilities to charge a fee to electric customers choosing non-utility suppliers in order to recover certain stranded costs. ESI has experienced some customer attrition as a result of the tariff changes and higher wholesale prices, which has negatively impacted its margin. The lower retail electric margin was partially offset by positive operating results from Advantage Energy.

PDI's Segment Operations

All revenues and costs of PDI's discontinued operations (Sunbury) are combined and reported on a net basis in WPS Resources' Consolidated Statements of Income for all periods presented. Accordingly, the table below does not include revenues and cost of sales of discontinued operations, which are discussed separately within Discontinued Operations below.
PDI's Operating Results	Three Months Ended March 31,
(Millions)	2005	2004	Change

Nonregulated other revenues	$27.6	$18.7	47.6%
Nonregulated other cost of sales	17.7	14.5	22.1%
Margins	$ 9.9	$ 4.2	135.7%

PDI's revenue increased $8.9 million (47.6%) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004. A combined $4.4 million increase in revenue was experienced at PDI's Stoneman generation facility in Wisconsin and its steam boiler in Oregon. A $2.8 million mark-to-market gain on derivative instruments utilized to protect the value of a portion of PDI's Section 29 tax credits also contributed to the higher revenue. The remaining increase in revenue at PDI was driven by higher energy prices. Revenue from the Stoneman generation facility increased as a result of a two-year power sales agreement that was entered into in the second quarter of 2004. The increase in revenue at the steam boiler in Oregon was driven by higher demand for energy from the counterparty to an energy agreement at this facility and an increase in the price of energy sold.

PDI, through a subsidiary, is part owner of a synthetic fuel producing facility that generates Section 29 tax credits. The Section 29 tax credits are subject to phase out if domestic crude oil prices reach specified levels. To manage exposure to the risk that an increase in oil prices could reduce the recognizable amount of 2005, 2006, and 2007 Section 29 tax credits, PDI entered into a series of derivative contracts covering a specified number of barrels of oil. These derivatives were entered into in March and April 2005 and mitigate approximately 95%, 60%, and 40% of the Section 29 tax credit exposure related to rising oil prices in 2005, 2006, and 2007, respectively. The derivative contracts involve purchased and written call options that provide for net cash settlement at expiration based on the average New York Mercantile Exchange (NYMEX) trading price of oil in relation to the strike price of each option. The derivative contracts have not been designated as hedging instruments and, as a result, changes in the fair value of the options are recorded currently in earnings. Furthermore, the timing of recognizing changes in the fair value of these options likely will not correspond with the timing of when Section 29 tax credits are, or would have been, recognized.

PDI's margin for the quarter ended March 31, 2005, increased $5.7 million (135.7%), compared to the quarter ended March 31, 2004. Mark-to-market gains on the derivative instruments (discussed above) resulted in a $2.8 million increase in margin. Operations at the Niagara generation facility in New York, the Westwood generation facility in Pennsylvania, and the Stoneman generation facility in Wisconsin resulted in a combined margin improvement of $2.0 million. Higher contracted selling prices benefited both the Niagara and Westwood facilities. The Niagara facility was also able to reduce the per ton cost of coal utilized in its generation process by utilizing a higher percentage of tire-derived fuel in the first quarter of 2005, compared to the same period in 2004. The margin at the Stoneman facility increased as a result of the new power sales agreement entered into in the second quarter of 2004.


Overview of Holding Company and Other Segment Operations

Holding Company and Other operations include the operations of WPS Resources and WPS Resources Capital as holding companies and the nonutility activities of WPSC and UPPCO. Holding Company and Other operations experienced earnings of $0.2 million during the quarter ended March 31, 2005, compared to a loss of $0.3 million during the quarter ended March 31, 2004. This favorable variance can be attributed to an increase in equity earnings from ATC and $1.5 million of deferred financing costs that were written off in the first quarter of 2004. Pre-tax equity earnings from ATC were $5.2 million for the quarter ended March 31, 2005, compared to $3.7 million for the quarter ended March 31, 2004. These increases were partially offset by increased interest expense on short-term debt and lower equity earnings from Wisconsin River Power Company, resulting from fewer land sales.

Operating Expenses
	Three Months Ended March 31,
WPS Resources' Operating Expenses (Millions)	2005	2004	Change

Operating and maintenance expense	$127.3	$125.6	1.4%
Depreciation and decommissioning expense	29.2	25.7	13.6%
Taxes other than income	11.9	11.8	0.9%

Operating and Maintenance Expense

Operating and maintenance expenses increased $1.7 million (1.4%) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004. Utility operating and maintenance expenses increased $3.1 million, largely due to a $2.7 million increase in WPSC's electric transmission costs. The current unplanned outage at Kewaunee did not significantly impact the quarter-over-quarter change in operating and maintenance expenses as the PSCW approved the deferral of incremental operating and maintenance expenses that were incurred as a direct result of the unplanned outage. Operating and maintenance costs of $1.1 million have been deferred in the first quarter of 2005 related to this outage. Operating expenses at PDI were down $0.9 million (12.0%), due primarily to repair and maintenance expenses incurred in the first quarter of 2004 in conjunction with the unplanned outage at the Beaver Falls generation facility.

Depreciation and Decommissioning Expense

Depreciation and decommissioning expense increased $3.5 million (13.6%) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, largely due to an increase of $3.2 million (14.6%) at WPSC as a result of continued capital investment and increased earnings on decommissioning trust assets. Earnings on decommissioning trust assets are substantially offset by depreciation expense pursuant to regulatory practice (see the detailed discussion in "Miscellaneous Income" below).

Other Income (Expense)
	Three Months Ended March 31,
WPS Resources' Other Income (Expense) (Millions)	2005	2004	Change

Miscellaneous income	$ 7.7	$ 4.8	60.4%
Interest expense	(14.8)	(13.5)	9.6%
Minority interest	1.0	-	100.0%
Other income (expense)	$ (6.1)	$(8.7)	(29.9%)

Miscellaneous Income

Miscellaneous income increased $2.9 million for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004. The increase in miscellaneous income is partially due to a $1.7 million


increase in earnings on decommissioning trust assets. Pursuant to regulatory practice, earnings on decommissioning trust assets are substantially offset by depreciation expense. An increase of $1.5 million in equity earnings from our investments in ATC and a $1.5 million write-off in the first quarter of 2004 of previously deferred financing costs associated with the redemption of our trust preferred securities also contributed to the increase in miscellaneous income. Partially offsetting the above increases were a $1.0 million decrease in equity earnings from Wisconsin River Power Company and a $1.0 million increase in the loss recognized by PDI from its investment in a synthetic fuel production facility. The increased loss is the result of more production being allocated to PDI's subsidiary (ECO Coal Pelletization #12 LLC) in the first quarter of 2005, versus the first quarter of 2004, from its investment in a synthetic fuel production facility.

Interest Expense

Interest expense increased $1.3 million (9.6%) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, primarily related to an increase in the level of debt outstanding. Debt levels have increased primarily due to recent capital expenditures (including the Weston 4 base-load plant) and funding of costs related to the Wausau, Wisconsin, to Duluth, Minnesota transmission line.

Minority Interest

The increase in minority interest is related to the fact that the minority owner of PDI's subsidiary, ECO Coal Pelletization #12 LLC, was not allocated any production from the synthetic fuel facility for the quarter ended March 31, 2004.

Provision for Income Taxes

The effective tax rate was 20.8% for the quarter ended March 31, 2005, compared to 25.5% for the quarter ended March 31, 2004. Generally accepted accounting principles require our year-to-date interim effective tax rate to reflect our projected annual effective tax rate. As a result, we estimate the effective tax rate for the year, and based upon year-to-date pre-tax earnings, record tax expense for the period to reflect the projected annual effective tax rate. Therefore, although Section 29 federal tax credits are produced approximately ratably throughout the year, the amount of credits reflected in the tax provision for the quarter ended March 31, 2005, is based upon the projected annual effective tax rate and year-to-date pre-tax earnings.

Our ownership interest in the synthetic fuel operation resulted in recognizing the tax benefit of Section 29 federal tax credits totaling $12.8 million for the quarter ended March 31, 2005, and $6.8 million for the quarter ended March 31, 2004. The increase in Section 29 federal tax credits recognized reflects the decrease in the projected annual effective tax rate and our estimate that actual pre-tax earnings for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, comprise a larger percentage of projected annual pre-tax earnings. For the year ended December 31, 2005, we expect to recognize the benefit of Section 29 federal tax credits totaling approximately $24 million.

Discontinued Operations

After-tax income from discontinued operations was $4.2 million for the quarter ended March 31, 2005, compared to an after-tax loss of $3.0 million for the quarter ended March 31, 2004. Sunbury's gross margin increased $10.6 million, primarily due to the expiration of a fixed price outtake contract on December 31, 2004, and improved operations. Current market prices are significantly higher than the fixed price received under that contract. A $0.9 million gain on the sale of emission allowances also favorably impacted Sunbury's results.

For a discussion of the accounting considerations applicable to discontinued operations, see Note 4, "Assets Held for Sale."


LIQUIDITY AND CAPITAL RESOURCES - WPS RESOURCES

We believe that our cash balances, liquid assets, operating cash flows, access to equity capital markets, and borrowing capacity made available because of strong credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. However, our operating cash flow and access to capital markets can be impacted by macroeconomic factors outside of our control. In addition, our borrowing costs can be impacted by short- and long-term debt ratings assigned by independent rating agencies. Currently, we believe our credit ratings are among the best in the energy industry (see the Financing Cash Flows, Credit Ratings section below).

Operating Cash Flows

During the quarter ended March 31, 2005, net cash provided by operating activities was $170.7 million, compared with $203.5 million in the quarter ended March 31, 2004. The decrease was driven by changes in working capital, mostly at ESI. Lower wholesale sales volumes at ESI in the fourth quarter of 2004, compared to the fourth quarter of 2003, resulted in lower receivable balances to be collected in the first quarter of 2005, compared to the first quarter of 2004. In addition, more favorable natural gas storage opportunities in the first quarter of 2005 resulted in higher inventory levels for ESI at March 31, 2005, compared to March 31, 2004.

Investing Cash Flows

Net cash used for investing activities was $76.3 million during the quarter ended March 31, 2005, compared to $41.9 million in the quarter ended March 31, 2004. The increase is primarily due to a $19.6 million increase in capital expenditures, mainly at WPSC, and a $7.0 million increase in equity investments and other acquisitions, driven by additional investment in ATC.

During the first quarter of 2005, WPS Resources invested $12.1 million in ATC, compared to $4.5 million in the first quarter of 2004. This increased WPS Resources' consolidated ownership interest in ATC to 24.7%. WPS Resources contributed $4.4 million of capital to ECO Coal Pelletization #12 in the first quarter of 2005 compared to $5.0 million in the first quarter of 2004.

Capital Expenditures

Capital expenditures by business segment for the quarter ended March 31 are as follows:

(Millions)	2005	2004

Electric utility	$53.0	$30.2
Gas utility	5.3	9.6
ESI	0.3	0.5
PDI	1.3	0.2
Other	0.2	-
WPS Resources Consolidated	$60.1	$40.5

The increase in capital expenditures at the electric utility for the quarter ended March 31, 2005, as compared to the same period in 2004, is mainly due to higher capital expenditures associated with the construction of Weston 4. Gas utility capital expenditures decreased primarily due to the decrease in activity related to the automated meter reading project.

Dairyland Power Cooperative has confirmed its intent to purchase an interest in Weston 4, subject to a number of conditions. If the purchase is completed, then the expenditures made by WPSC for Weston 4


would be reduced by 30 percent. The agreement with Dairyland Power Cooperative is part of our continuing plan to provide least-cost, reliable energy for the increasing electric demand of our customers.

Financing Cash Flows

Net cash used for financing activities was $83.3 million during the quarter ended March 31, 2005, compared to $144.8 million in the quarter ended March 31, 2004. The $61.5 million decrease is attributed to the repayment of long-term debt in 2004, using the proceeds from a 2003 issuance of common stock at WPS Resources and sale of long-term debt at WPSC. The decrease is partially offset by increased repayments of commercial paper in 2005.

Significant Financing Activities

WPS Resources had $202.9 million in outstanding commercial paper borrowings at March 31, 2005, compared to no outstanding commercial paper borrowings at March 31, 2004. WPS Resources had other outstanding short-term debt of $12.7 million and $10.0 million as of March 31, 2005, and March 31, 2004, respectively.

In 2004 and 2005, we issued new shares of common stock under our Stock Investment Plan and under certain stock-based employee benefit and compensation plans. As a result of these plans, equity increased $12.2 million and $10.3 million in the quarter ended March 31, 2005, and the quarter ended March 31, 2004, respectively. WPS Resources did not repurchase any existing common stock in the quarter ended March 31, 2005, or in the quarter ended March 31, 2004.

On January 8, 2004, WPS Resources retired $50.0 million of its 7.0% trust preferred securities. As a result of this transaction, WPSR Capital Trust I, a Delaware business trust, was dissolved.

On January 19, 2004, WPSC retired $49.9 million of its 7.125% series first mortgage bonds. These bonds had an original maturity date of July 1, 2023.

Credit Ratings

WPS Resources and WPSC use internally generated funds and commercial paper borrowings to satisfy most of their capital requirements. WPS Resources also periodically issues long-term debt and common stock to reduce short-term debt, maintain desired capitalization ratios, and fund future growth. WPS Resources may seek nonrecourse financing for funding nonregulated acquisitions. WPS Resources' commercial paper borrowing program provides for working capital requirements of the nonregulated businesses and UPPCO. WPSC has its own commercial paper borrowing program. WPSC also periodically issues long-term debt, receives equity contributions from WPS Resources, and makes payments for return of capital to WPS Resources to reduce short-term debt, fund future growth, and maintain capitalization ratios as authorized by the PSCW. The specific forms of long-term financing, amounts, and timing depend on the availability of projects, market conditions, and other factors.


The current credit ratings for WPS Resources and WPSC are listed in the table below.

Credit Ratings	Standard & Poor's	Moody's
WPS Resources Senior unsecured debt Commercial paper Credit line syndication	A A-1 -	A1 P-1 A1
WPSC Bonds Preferred stock Commercial paper Credit line syndication	A+ A- A-1 -	Aa2 A2 P-1 Aa3

In January 2005, Standard & Poor's downgraded its ratings for WPSC one ratings level and established a negative outlook. At the same time, Standard & Poor's affirmed WPS Resources' ratings but changed the outlook from stable to negative. In taking these actions, Standard & Poor's cited WPSC's substantial capital spending program and the risk profile of WPS Resources' nonregulated businesses.

We believe these ratings continue to be among the best in the energy industry and allow us to access commercial paper and long-term debt markets on favorable terms. Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating.

Rating agencies use a number of both quantitative and qualitative measures in determining a company's credit rating. These measures include, but are not limited to, business risk, liquidity risk, competitive position, capital mix, financial condition, predictability of cash flows, management strength, and future direction. Some of the quantitative measures can be analyzed through a few key financial ratios, while the qualitative ones are more subjective.

WPS Resources and WPSC hold credit lines to back 100% of their commercial paper borrowing and letters of credit. These credit facilities are based on a credit rating of A-1/P-1 for WPS Resources' commercial paper and A-1/P-1 for WPSC's commercial paper. A significant decrease in the commercial paper credit ratings could adversely affect the companies by increasing the interest rates at which they can borrow and potentially limiting the availability of funds to the companies through the commercial paper market. A restriction in the companies' ability to use commercial paper borrowing to meet their working capital needs would require them to secure funds through alternate sources resulting in higher interest expense, higher credit line fees, and a potential delay in the availability of funds.

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


Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of WPS Resources, including its subsidiaries.

		Payments Due By Period
Contractual Obligations As of March 31, 2005 (Millions)	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years

Long-term debt principal and interest payments	$1,302.7	$ 45.0	$ 118.8	$269.7	$ 869.2
Operating leases	18.5	3.3	4.7	3.8	6.7
Commodity purchase obligations	4,026.4	2,253.8	1,013.5	275.2	483.9
Purchase orders	566.6	366.6	170.5	29.5	-
Capital contributions to equity method investment	170.0	47.3	97.5	25.2	-
Other	407.1	29.2	96.8	31.8	249.3
Total contractual cash obligations	$6,491.3	$2,745.2	$1,501.8	$635.2	$1,609.1

Long-term debt principal and interest payments represent bonds issued, notes issued, and loans made to WPS Resources and its subsidiaries. We record all principal obligations on the balance sheet. Commodity purchase obligations represent mainly commodity purchase contracts of WPS Resources and its subsidiaries. Energy supply contracts at ESI included as part of commodity purchase obligations are generally entered into to meet obligations to deliver energy to customers. WPSC and UPPCO expect to recover the costs of their contracts in future customer rates. Purchase orders include obligations related to normal business operations and large construction obligations, including 100% of Weston 4 obligations even though we expect 30% of these costs to be paid by Dairyland Power Cooperative after certain conditions are met. Capital contributions to equity method investment include our commitment to fund a portion of the Wausau, Wisconsin, to Duluth, Minnesota, transmission line. Other mainly represents expected pension and postretirement funding obligations.

Capital Requirements

WPSC makes large investments in capital assets. Net construction expenditures are expected to be approximately $1.3 billion in the aggregate for the 2005 through 2007 period (upon the closing of the sale of Kewaunee, expenditures would decrease approximately $73.8 million during this period). The largest of these expenditures is for the construction of Weston 4, in which WPSC is expected to incur costs of $519 million between 2005 through 2007, assuming 100% ownership in 2005, and 70% ownership in 2006 and 2007 after the expected purchase of a 30% interest in Weston 4 by Dairyland Power Cooperative.

As part of its regulated utility operations, on September 26, 2003, WPSC submitted an application for a Certificate of Public Convenience and Necessity to the PSCW seeking approval to construct Weston 4, a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. The facility is estimated to cost approximately $770 million (including the acquisition of coal trains). As of March 31, 2005, WPSC has incurred a total cost of $155.7 million related to this project. In addition, WPSC expects to incur additional construction costs through the date the plant goes into service of about $75 million to fund construction of the transmission facilities required to support Weston 4. ATC will reimburse WPSC for the construction costs of the interconnection and related carrying costs when Weston 4 becomes commercially operational which is expected to occur in June 2008.

On October 7, 2004, we received the final PSCW order granting authority to proceed with construction of Weston 4 contingent upon receipt of an air permit. The air permit was issued by the WDNR on


October 19, 2004. We believe the air permit is one of the most stringent in the nation, which means that Weston 4 will be one of the cleanest plants of its kind in the United States. Construction began in October 2004. On November 15, 2004, a petition was filed with the WDNR contesting the air permit issued. On December 2, 2004, the WDNR granted the petition and forwarded the matter to the Division of Hearings and Appeals. Construction continues, and a contested case hearing in the matter is expected to be held in early August, 2005.

Other significant anticipated expenditures during this three-year period (2005 through 2007) include:
  mercury and pollution control projects - $188 million
  jointly owned 500-megawatt base-load plant - $65 million
  nuclear fuel - $43 million (if the sale of Kewaunee is not completed)
  corporate services infrastructures - $33 million

Other capital requirements for the three-year period include a potential contribution of $3.3 million to the Kewaunee decommissioning trust fund if the sale of Kewaunee is not completed.

On April 18, 2003, the PSCW approved WPSC's request to transfer its interest in the Wausau, Wisconsin, to Duluth, Minnesota, transmission line to the ATC. WPS Resources committed to fund 50% of total project costs incurred up to $198 million, and receive additional equity in ATC. WPS Resources may terminate funding if the project extends beyond January 1, 2010. On December 19, 2003, WPSC and ATC received approval to continue the project with the new cost estimate of $420.3 million. The updated cost estimate reflects additional costs for the project resulting from time delays, added regulatory requirements, changes and additions to the project at the request of local governments, and ATC overhead costs. Completion of the line is expected in 2008. WPS Resources has the right, but not the obligation, to provide additional funding in excess of $198 million up to its portion of the revised cost estimate. For the period 2005 through 2008, we expect to make capital contributions of approximately $179 million for our portion of the Wausau, Wisconsin, to Duluth, Minnesota, transmission line. The $179 million of capital contributions includes approximately $9 million of contributions made to the ATC in the first quarter of 2005. Our commitment to fund this transmission line could decrease up to 50% if another entity exercises its option to fund a portion of the project.

WPS Resources expects to provide additional capital contributions to ATC of approximately $36 million for the period 2005 through 2007 for other projects.

UPPCO is expected to incur construction expenditures of about $47 million in the aggregate for the period 2005 through 2007, primarily for electric distribution improvements and repairs and safety measures at hydroelectric facilities.

Capital expenditures identified at PDI for 2005 through 2007 are expected to be approximately $5 million.

Capital expenditures identified at ESI for 2005 through 2007 are expected to be approximately $9 million, largely due to the Advantage Energy acquisition and computer equipment related to business expansion and normal technology upgrades.

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


Capital Resources

As of March 31, 2005, both WPS Resources and WPSC were in compliance with all of the covenants under their lines of credit and other debt obligations.

For the period 2005 through 2007, WPS Resources plans to use internally generated funds net of forecasted dividend payments, cash proceeds from pending asset sales, and debt and equity financings to fund capital requirements. WPS Resources plans to maintain current debt to equity ratios at appropriate levels to support current ratings and corporate growth. Management believes WPS Resources has adequate financial flexibility and resources to meet its future needs.

WPS Resources has the ability to issue up to an additional $176.9 million of debt or equity under its currently effective shelf registration statement. WPS Resources filed a new shelf registration statement on April 29, 2005, that will replace the existing shelf and will authorize issuance of up to $450.0 million of debt and equity, which includes the existing $176.9 million. WPSC has the ability to issue up to an additional $375.0 million of debt under its currently effective shelf registration statements. The shelf registrations are subject to the ultimate terms and conditions to be determined prior to the actual issuance of specific securities.

WPS Resources and WPSC have 364-day credit line facilities for $400.0 million and $115.0 million, respectively. The credit lines are used to back 100% of WPS Resources' and WPSC's commercial paper borrowing programs and the majority of letters of credit for WPS Resources and WPSC. As of March 31, 2005, there was a total of $211.8 million and $20.2 million available under WPS Resources' and WPSC's credit lines, respectively.

In 2003, WPS Resources announced the planned sale of Sunbury, and WPSC announced the sale of its portion of Kewaunee. A portion of the proceeds related to the Sunbury sale may be used to retire the non-recourse debt related to the plant. A portion of the proceeds related to the Kewaunee sale will be used to retire debt at WPSC. The remainder of the proceeds from both the Sunbury and Kewaunee sales will be used by WPS Resources for investing activities and general corporate purposes of its subsidiaries, including reducing the amount of outstanding debt. For more information regarding the Sunbury and Kewaunee sales, see the discussion below.

Other Future Considerations

Sunbury

WPS Resources made capital contributions of $1.0 million to Sunbury during the first quarter of 2005. In 2004, WPS Resources made capital contributions of $24.5 million to Sunbury (including $7.0 million in the first quarter of 2004). Contributions made in the first quarter of 2005 were necessary to meet certain working capital requirements. In 2004, WPS Resources' Board of Directors granted authorization to contribute up to $32.8 million of capital to Sunbury. At March 31, 2005, $7.3 million of the originally authorized amount remains available for contribution. Operating results for Sunbury are expected to improve in 2005, compared to 2004, primarily due to the expiration of a fixed price outtake contract on December 31, 2004 (this improvement is already apparent through a comparison of the financial results of Sunbury for the first quarter of 2005, compared to the first quarter of 2004). Based upon current cash flow projections for Sunbury, the authorized level of capital available to meet the cash flow needs of Sunbury is sufficient through 2005.


WPS Resources is continuing with its efforts to sell Sunbury and is currently involved in various phases of the sales process with interested parties. FASB Statement No. 144 requires a loss to be recognized if it is determined that the carrying value of Sunbury exceeds its fair value, net of selling expenses. At March 31, 2005, the carrying value of Sunbury was approximately $113 million, and this project carries approximately $66 million of project-financed debt. Based upon consideration of all information available at this time, management determined that no adjustment to the carrying value of Sunbury was required in the first quarter of 2005. Although management cannot project the precise timetable or ultimate outcome, PDI is progressing with the sale process, and anticipates being able to complete the sale of Sunbury in 2005.

Kewaunee

In 2003, WPSC entered into a definitive agreement to sell its 59% ownership interest in Kewaunee to a subsidiary of Dominion Resources, Inc. The other joint owner of Kewaunee, Wisconsin Power and Light Company, also agreed to sell its 41% ownership interest in Kewaunee to Dominion. All of the major regulatory approvals related to this transaction have been obtained, including a written approval that was received from the PSCW in April 2005. We do not expect to close on the sale of Kewaunee until it returns to service following the unplanned outage that began in February 2005 (see discussion below).

WPSC estimates that its share of the cash proceeds from the sale will approximate $130 million, subject to various closing adjustments, including any potential adjustments related to the current outage. In addition to the cash proceeds, WPSC will retain ownership of the assets contained in its non-qualified decommissioning trust, one of two funds that were established to cover the eventual decommissioning of Kewaunee. The pre-tax fair value of the non-qualified decommissioning trust's assets at March 31, 2005, was approximately $128 million. Dominion will assume responsibility for the eventual decommissioning of Kewaunee and will receive WPSC's qualified decommissioning trust assets that had a pre-tax fair value of approximately $243 million at March 31, 2005. WPSC has received approval from the PSCW for deferral of the gain or loss resulting from this transaction and related costs. Accordingly, the gain or loss on the sale of the plant assets and the related non-qualified decommissioning trust assets are expected to be returned to or recovered from customers under future rate orders. The major benefits of the sale for WPSC include shifting financial risk from utility customers and shareowners to Dominion, greater certainty of future costs, and the return of decommissioning funds to customers.

On February 20, 2005, Kewaunee was temporarily removed from service after a potential design weakness was identified in its auxiliary feedwater system. Plant engineering staff identified the concern in conjunction with an inspection by the Nuclear Regulatory Commission and the unit was shut down in accordance with the plant license. Modifications are being made to resolve the issue and other issues that arose during the inspection, and it is anticipated that the unit will be back in service at 100% power by the end of May 2005. As approved by the PSCW, WPSC is deferring outage costs associated with incremental fuel, purchased power, and operating and maintenance costs. Under the formula rate mechanism, recovery of costs for our wholesale market-based rate customers generally follows the Wisconsin retail methodology.

Asset Management Strategy

WPS Resources is finalizing its sales strategy for the balance of its identified excess real estate holdings.

Regulatory

For a discussion of regulatory considerations, see Note 16, "Regulatory Environment."


Industry Restructuring

-Ohio-

The Ohio Legislature passed Senate Bill 3 in May 1999 instituting market-based rates, instituting competitive retail electric services, and establishing a market development period that began January 1, 2001, and was to end no later than December 31, 2005. During this market development period, ESI has contracted to be the supplier for approximately 100,000 residential, small commercial, and government facilities in the FirstEnergy service areas under the State of Ohio provisions for Opt-out Electric Aggregation Programs. At the end of the market development period, rates were supposed to be set at a market-based price. However, the Public Utilities Commission of Ohio, recognizing the competitive electric market has not developed as envisioned and fearing rate shock at the end of the market development period, requested the Ohio electric distribution utilities to file rate stabilization plans covering the 2006-2008 time period.

A Rate Stabilization Plan submitted by FirstEnergy would establish electric rates consumers would pay beginning in 2006, if a competitive bid auction ordered by the Public Utilities Commission of Ohio did not produce better benefits. The competitive bid process was conducted on December 8, 2004, and the Public Utilities Commission of Ohio rejected the auction price on the basis that it was inadequate in comparison to the FirstEnergy Rate Stabilization Plan. The Public Utilities Commission of Ohio intends to conduct a similar auction in 2005, believing the economy of the power market will improve, increasing the probability of an acceptable auction price.

Given the auction results, the FirstEnergy Rate Stabilization Plan will be implemented in 2006. ESI participated in recent case developments relative to the price to be paid by customers who return from competitive supply to default service during the Rate Stabilization Plan period. Because the FirstEnergy offering is priced lower than current market power prices, continued service by ESI beyond December 31, 2005, to customers of the existing aggregation programs will be dependent on a decrease in market power prices.

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

The Ohio Senate held meetings during March 2005 in order to hear from all parties involved, as they develop a state-wide energy policy (natural gas and electric). The Senate heard and considered such issues as rolling back Senate Bill 3, pushing ahead with electric deregulation, and the need for rate based utility construction of new power plants in the state. In addition to the electric issues, the Senate also heard about natural gas issues. ESI participated and testified urging the Senate to move forward to implement a competitive environment.

-Michigan-

Under the current Electric Choice program in Michigan, ESI, through its Michigan subsidiary, has established itself as a significant supplier to the industrial and commercial markets. Recently, high wholesale energy prices, coupled with certain tariff changes granted to the regulated utilities in 2004, have significantly lowered the savings customers can obtain from contracting with non-utility suppliers. Because utility offerings are not priced at the current market, rising wholesale prices can make a competitive supply alternative less attractive to customers. Also, the tariff changes enable Michigan utilities to charge a fee to electric customers choosing non-utility suppliers in order to recover certain stranded costs. The high wholesale energy prices and tariff changes have caused a reduction in new


business and renewals, decreasing contracted demand levels from a high of approximately 900 megawatts, to a current level of 530 megawatts.

During the first quarter of 2005, the status of Michigan's electric markets has been the subject of hearings in both the Senate and House Energy Committees. However, no new legislation has been proposed to date. The Senate bills that were introduced in 2004 contained provisions that would have substantially harmed the Electric Choice market and returned Michigan to a model of the regulated supply monopoly. If similar legislation is proposed and passed in 2005, it could diminish the benefits of competitive supply for Michigan business customers. The impact on ESI could range from maintaining Michigan business with little or no growth, to an inability to re-contract any business, leading to a possible decision by ESI to exit Michigan's electric market and redirect resources to more vibrant markets. It is not unreasonable to expect changes that will have some level of negative impact on ESI, but it would be unlikely that Michigan customers will lose all of the benefits of competition and revert back to a fully regulated monopoly supply. ESI is actively participating in the legislative and regulatory process in order to protect its interests in Michigan.

-Midwest Independent Transmission System Operator-

WPSC, UPPCO, and ESI are members of the Midwest Independent Transmission System Operator (MISO), which introduced its "Day 2" energy markets on April 1, 2005, when it began centrally dispatching wholesale electricity and transmission service throughout much of the Midwest. This market is intended to create a competitive market for wholesale electricity that better uses the transmission system to access low cost generation. The new market is based on a locational marginal pricing system, which is similar to that used by the successful PJM regional transmission organization. The pricing mechanism expands the existing market from a physical market to also include financial implications and is intended to send price signals to stakeholders where generation or transmission system expansion is needed. This methodology is consistent with and responsive to the FERC direction over the past four years to develop a standard competitive generation market. Based upon the early results of the transition, it does not appear that the new market will have a material impact on the financial results of WPS Resources. WPS Resources will continue to work closely with the MISO and the FERC to ensure that any issues are dealt with such that the impact continues to be minimal. WPSC has been granted approval by the PSCW to defer unanticipated costs related to the new market for its Wisconsin retail customers for recovery in future rates, and unanticipated costs related to WPSC's and UPPCO's Michigan and wholesale customers are also recoverable.

Although the market is running well so far, there are still market issues that must be resolved. MISO "Day 2" has the potential to significantly impact the cost of transmission for eastern Wisconsin and the Upper Peninsula of Michigan system, including WPSC and UPPCO, as well as our marketing affiliates in the MISO footprint, such as ESI. Under this market-based approach where there is abundant transmission capacity, overall costs should be less due to the ability to access cheaper generation from across the MISO footprint. For areas with a shortage of transmission capacity, such as Wisconsin and the Upper Peninsula of Michigan, costs could be higher due to the congestion and marginal losses components. Mechanisms have been deployed to offset these potential increased costs in the first five years of the "Day 2" market. If this system works appropriately, even in the short term with the current transmission congestion, the costs to ESI, excluding the Seams Elimination Charge Adjustment (discussed below), should be similar to the pre-"Day 2" market costs. Any incremental costs to WPSC and UPPCO would be recoverable from our customers under existing tariffs.

WPSC has established an energy market risk policy and a risk management plan to facilitate utilization of financial instruments for managing market risks associated with the "Day 2" energy market. WPSC has asked the PSCW to approve its risk management plan. The PSCW's approval of this plan will allow WPSC to pass the costs and benefits of several specific risk management strategies through the PSCW's fuel rule, deferral and escrow processes.


Seams Elimination Charge Adjustment

ESI has identified an issue that could create financial exposure through March 2006. Through a series of orders issued by FERC, Regional Through and Out Rates for transmission service between the MISO and the PJM Interconnection have been eliminated effective December 1, 2004. The FERC ordered a transitional pricing mechanism called the Seams Elimination Charge Adjustment (SECA) to be put into place on December 1, 2004, through March 31, 2006, which would be paid by load serving entities. The purpose of the SECA is to compensate transmission owners (during the 16-month transition period) for the revenue they would no longer receive due to the elimination of the Regional Through and Out Rates. Because ESI is a load serving entity, it will be billed for SECA charges based on its power imports during 2002 and 2003. Although actual SECA charges have only been calculated for the first 4 months of the 16-month period, total exposure for the 16-month transitional period is estimated to be approximately $13 million for Michigan and $2 million for Ohio.

On February 10, 2005, the FERC issued an order accepting compliance filings implementing the SECA effective December 1, 2004, subject to refund and surcharge, as appropriate, and setting the case in its entirety for a formal hearing. It is anticipated that the case could take a year or more to reach a final decision. In addition, matters related to the justness and reasonableness and other legal challenges to the SECA itself remain pending before FERC on hearing. It is not known when FERC will issue an order on these requests for hearing. ESI has actively participated in the SECA case since its beginning and believes its position has strong merits. On February 28, 2005, ESI filed a motion for a Partial Stay of the February 10, 2005, FERC order, proposing that SECA charges on its Michigan load be postponed until a FERC order approves a decision or settlement in the formal hearing proceeding. The FERC has not yet ruled on this motion. The application and legality of the SECA is being challenged by many other load serving entities, and ESI will continue to pursue all avenues to appeal and/or reduce the SECA obligations. In the interim, the exposure will be managed through customer charges and other available avenues, where feasible. Through existing contracts, ESI has the ability to pass a portion of the SECA charges on to customers and has begun to do so. However, doing so may hinder ESI's competitiveness in the marketplace.

The SECA is also an issue for WPSC and UPPCO, who have intervened in this docket since some of the current proposals could result in unjustifiable higher rates for customers. It is anticipated that most of the SECA charges incurred by WPSC and UPPCO will be recoverable in customer rates.

American Jobs Creation Act of 2004

On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004 ("2004 Jobs Act"). The 2004 Jobs Act introduces a new tax deduction, the "United States production activities deduction." This domestic production provision allows as a deduction an amount equal to a specified percent of the lesser of the qualified production activities income of the taxpayer for the taxable year or taxable income for the taxable year. The deduction is phased in, providing a deduction of three percent of income through 2006, a six percent deduction through 2009, and a nine percent deduction after 2009. On December 21, 2004, the FASB issued staff position ("FSP") 109-1, effective the same day, on accounting for the effects of the domestic production deduction provisions. The FSP 109-1 said the deduction should be accounted for as a special deduction rather than a tax rate reduction. The FSP 109-1 also said the special deduction should be considered by an enterprise in measuring deferred taxes when graduated tax rates are a significant factor and also in assessing if a valuation allowance is necessary. On December 8, 2004, the PSCW issued an order authorizing WPSC to defer the revenue requirements impacts resulting from the 2004 Jobs Act. The Internal Revenue Service and Department of Treasury issued interim guidance on January 19, 2005, covering the implementation of the domestic production provision of the 2004 Jobs Act. WPSC has recorded the estimated tax impact of this deduction in its financial statements for the quarter ended March 31, 2005. However, pursuant to regulatory treatment, the majority of the tax benefits derived were deferred and will be passed on to customers in future rates.


Section 29 Federal Tax Credits

The Internal Revenue Code provides Section 29 tax credits as an incentive for taxpayers to produce fuels from alternate sources and reduce domestic dependence on imported oil. This incentive is not deemed necessary if the price of oil increases sufficiently to provide a natural market for these fuels. Therefore, the tax credit in a given year begins phasing out if the reference price of oil within that year exceeds a threshold price and is eliminated entirely if the reference price increases to a high enough level. The reference price of a barrel of oil is an estimate of the annual average wellhead price per barrel for domestic crude oil. The threshold price at which the credit begins to phase out was set in 1980 and is adjusted annually for inflation. For 2004, the reference price was $36.75, the threshold price was $51.35, and the credits would have been eliminated had the reference price exceeded $64.47.

Numerous events have recently increased domestic crude oil price, including concerns about terrorism, storm-related supply disruptions, and worldwide demand. Although we do not expect the amount of our 2005 Section 29 tax credits to be adversely affected by oil prices given the current forward price curve for crude oil, we cannot predict with any certainty the future price of a barrel of oil. Therefore, in order to manage exposure to the risk of an increase in oil prices that could reduce the amount of 2005, 2006, and 2007 Section 29 tax credits that could be recognized, PDI entered into a series of derivative contracts covering a specified number of barrels of oil. These derivatives were entered into in March and April 2005 and mitigate approximately 95%, 60%, and 40% of the Section 29 tax credit exposure in 2005, 2006, and 2007, respectively. The derivative contracts involve purchased and written call options that provide for net cash settlement at expiration based on the average New York Mercantile Exchange (NYMEX) trading price of oil in relation to the strike price of each option. Total premiums paid for the options were $17.9 million. The derivative contracts have not been designated as hedging instruments and, as a result, changes in the fair value of the options are recorded currently in earnings.

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

At March 31, 2005, and December 31, 2004, outstanding guarantees totaled $1,040.9 million and $977.9 million, respectively, as follows:
WPS Resources' Outstanding Guarantees (Millions)	March 31, 2005	December 31, 2004
Guarantees of subsidiary debt	$ 27.2	$ 27.2
Guarantees supporting commodity transactions of subsidiaries	920.0	863.9
Standby letters of credit	87.9	80.9
Surety bonds	0.6	0.6
Other guarantee	5.2	5.3
Total guarantees	$1,040.9	$977.9


WPS Resources' Outstanding Guarantees (Millions) Commitments Expiring	Total Amounts Committed At March 31, 2005	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Guarantees of subsidiary debt	$ 27.2	$ -	$ -	$ -	$27.2
Guarantees supporting commodity transactions of subsidiaries	920.0	773.6	110.1	-	36.3
Standby letters of credit	87.9	80.4	7.5	-	-
Surety bonds	0.6	0.6	-	-	-
Other guarantee	5.2	-	-	5.2	-
Total guarantees	$1,040.9	$854.6	$117.6	$5.2	$63.5

At March 31, 2005, WPS Resources had outstanding $27.2 million in corporate guarantees supporting indebtedness. Of that total, $27.0 million supports outstanding debt at one of PDI's subsidiaries. The underlying debt related to these guarantees is reflected on the consolidated balance sheet.

WPS Resources' Board of Directors has authorized management to issue corporate guarantees in the aggregate amount of up to $1.2 billion to support the business operations of ESI and PDI. WPS Resources primarily issues guarantees for indemnification obligations related to business purchase agreements and to counterparties in the wholesale electric and natural gas marketplace to provide counterparties the assurance that ESI and PDI will perform on their obligations and permit ESI and PDI to operate within these markets. The amount of guarantees actually issued by WPS Resources to support these business operations is dependent on the amount of the outstanding obligation that ESI and PDI has with the parties holding the guarantees at any point in time. At March 31, 2005, WPS Resources provided parental guarantees in the amount of $917.5 million, reflected in the above table, for ESI's and PDI's indemnification obligations including guarantees that received specific authorization from

WPS Resources' Board of Directors outside the $1.2 billion authorized amount. At March 31, 2005, the actual amount of obligations to counterparties supported by WPS Resources' parental guarantees was $148.4 million.

Another $2.5 million of corporate guarantees support energy and transmission supply at UPPCO. In February 2005, WPS Resources' Board of Directors authorized management to issue corporate guarantees in the aggregate amount of up to $15.0 million to support the business operations of UPPCO. Corporate guarantees issued in the future under the Board authorized limit may or may not be reflected on WPS Resources' consolidated balance sheet, depending on the nature of the guarantee.

At WPS Resources' request, financial institutions have issued $87.9 million in standby letters of credit for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will request payment from WPS Resources. Any amounts owed by our subsidiaries are reflected in the consolidated balance sheet.

At March 31, 2005, WPS Resources furnished $0.6 million of surety bonds for various reasons including worker compensation coverage and obtaining various licenses, permits, and rights-of-way. Liabilities incurred as a result of activities covered by surety bonds are included in the consolidated balance sheet.

The other guarantee of $5.2 million listed in the above table was issued by WPSC to indemnify a third party for exposures related to the construction of utility assets. This amount is not reflected on the consolidated balance sheet.

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

The offsetting entry to assets or liabilities from risk management activities is to other comprehensive income or earnings, depending on the use of the derivative, how it is designated, and if it qualifies for hedge accounting. The fair values of derivative instruments are adjusted each reporting period using various market sources and risk management systems. The primary input for natural gas pricing is the settled forward price curve of the NYMEX exchange, which includes contracts and options. Basis pricing is derived from published indices and documented broker quotes. ESI bases electric prices on published indices and documented broker quotes. The following table provides an assessment of the factors impacting the change in the net value of ESI's assets and liabilities from risk management activities for the three months ended March 31, 2005.
ESI Mark-to-Market Roll Forward (Millions)	Natural Gas	Electric	Total

Fair value of contracts at December 31, 2004	$31.6	$13.7	$45.3
Less - contracts realized or settled during period	14.6	1.6	16.2
Plus - changes in fair value of contracts in existence at March 31, 2005	(20.8)	(0.3)	(21.1)
Fair value of contracts at March 31, 2005	$ (3.8)	$11.8	$ 8.0

The fair value of contracts at December 31, 2004, and March 31, 2005, reflects the values reported on the balance sheet for net mark-to-market current and long-term risk management assets and liabilities as of those dates. Contracts realized or settled during the period includes the value of contracts in existence at December 31, 2004, that were no longer included in the net mark-to-market assets as of March 31, 2005, along with the amortization of those derivatives later designated as normal purchases and sales under SFAS No. 133. Changes in fair value of existing contracts include unrealized gains and losses on contracts that existed at December 31, 2004, and contracts that were entered into subsequent to December 31, 2004, which are included in ESI's portfolio at March 31, 2005. There were, in many cases, offsetting positions entered into and settled during the period resulting in gains or losses being realized during the current period. The realized gains or losses from these offsetting positions are not reflected in the table above.

Market quotes are more readily available for short duration contracts. The table below shows the sources of fair value and maturity of ESI's risk management instruments.


ESI Risk Management Contract Aging at Fair Value As of March 31, 2005 Source of Fair Value (Millions)	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity in Excess of 5 Years	Total Fair Value
Prices actively quoted	$(7.8)	$2.2	$ -	$ -	$(5.6)
Prices provided by external sources	6.4	5.4	-	-	11.8
Prices based on models and other valuation methods	1.7	0.1	-	-	1.8
Total fair value	$ 0.3	$7.7	$ -	$ -	$ 8.0

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

ESI employs a variety of physical and financial instruments offered in the marketplace to limit risk exposure associated with fluctuating commodity prices and volumes, enhance value, and minimize cash flow volatility. However, the application of SFAS No. 133 and its related hedge accounting rules causes ESI to experience earnings volatility associated with electric and natural gas operations. While risks associated with power generating capacity and power and natural gas sales are economically hedged, certain transactions do not meet the definition of a derivative nor qualify for hedge accounting under generally accepted accounting principles. Consequently, gains and losses from these contracts may not match with the related physical and financial hedging instruments in some reporting periods. The result can cause volatility in ESI's reported period-by-period earnings; however, the financial impact of this timing difference will reverse at the time of physical delivery and/or settlement. The accounting treatment does not impact the underlying cash flows or economics of these transactions. In addition, the natural gas storage cycle can cause earnings volatility. See Results of Operations - Overview of Nonregulated Operations - ESI's Segment Operations for information regarding the natural gas storage cycle.

CRITICAL ACCOUNTING POLICIES - WPS RESOURCES

In accordance with the rules proposed by the SEC in May 2002, we reviewed our critical accounting policies for new critical accounting estimates and other significant changes. We found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2004, are still current and that there have been no significant changes.


RESULTS OF OPERATIONS - WPSC

WPSC is a regulated electric and natural gas utility as well as a holding company exempt from the Public Utility Holding Company Act of 1935. Electric operations accounted for approximately 55.7% of revenues for the quarter ended March 31, 2005, while natural gas operations accounted for 44.3% of revenues for the quarter ended March 31, 2005.

First Quarter 2005 Compared with First Quarter 2004

WPSC Overview

WPSC's results of operations for the quarter ended March 31 are shown in the following table:

WPSC's Results (Millions)	2005	2004	Change

Operating revenues	$394.4	$372.0	6.0%
Earnings on common stock	37.6	32.5	15.7%

An approved retail electric rate increase and higher overall electric sales volumes drove the increase in operating revenue for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004.

Earnings from electric utility operations were $22.4 million for the first quarter of 2005, compared to $16.6 million for the first quarter of 2004. As discussed in more detail below, the following factors impacted electric utility earnings for the quarter.

  Approved rate increases favorably impacted the electric utility margin.
  A change in sales mix negatively impacted the electric utility margin.
  Consolidated operating and maintenance expenses increased, primarily due to an increase in transmission costs.

Earnings from gas utility operations were $14.0 million for the first quarter of 2005, compared to $13.6 million for the first quarter of 2004. An approved rate increase at the natural gas utility drove the increase in earnings.

Electric Utility Operations
	Three Months Ended March 31,
Electric Utility Results (Millions)	2005	2004	Change

Revenue	$219.8	$198.4	10.8%
Fuel and purchased power	68.9	60.8	13.3%
Margin	$150.9	$137.6	9.7%
Sales in kilowatt-hours	3,445.0	3,382.4	1.9%

WPSC's electric utility revenue increased $21.4 million (10.8%) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004. Electric utility revenue increased largely due to an authorized electric rate increase for WPSC's Wisconsin retail customers. On December 21, 2004, the PSCW approved a retail electric rate increase of $60.7 million (8.6%), effective January 1, 2005. The rate increase was required primarily to recover increased costs related to fuel and purchased power, costs related to the construction of the Weston 4 base-load generation facility, and benefit costs. An overall increase of 1.9% in WPSC's electric sales volumes, primarily from new power sales agreements that were entered into with several wholesale customers, also had a positive impact on revenue.

WPSC's electric utility margin increased $13.3 million (9.7%) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, largely driven by the retail electric rate increase


discussed above. The electric utility margin was negatively impacted by a change in sales mix, which partially offset the positive effect of the rate increase. While higher sales volumes to WPSC's wholesale customers had a positive impact on margin, this was more than offset by a 2.4% decrease in sales volumes to higher margin residential, and commercial and industrial customers. The decrease in sales volumes to these customers reflects warmer weather during the heating season for the quarter ended March 31, 2005, compared to the same period in the prior year. In addition, we believe electric customers may be taking additional steps to conserve energy usage as a result of rising energy costs.

The quantity of power purchased by WPSC during the quarter ended March 31, 2005, increased 46.7% compared to the same quarter in 2004, and fuel and purchased power costs were approximately 18% higher on a per-unit basis. The increase in the quantity of power purchased was largely due to an unscheduled outage at Kewaunee, which began in February 2005. This unit is expected to return to service by the end of May 2005. The unscheduled outage has not had a significant impact on the electric utility margin as the PSCW approved deferral of unanticipated fuel and purchased power costs directly related to the outage ($14.7 million of fuel and purchased power costs were deferred in the first quarter of 2005). Excluding the Kewaunee deferral, fuel and purchased power costs increased $8.1 million for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, primarily related to the higher per-unit cost of fuel and purchased power. The higher costs were anticipated in the 2005 rate case and included in the approved 2005 rates and, therefore, did not have a negative impact on margin.

The PSCW allows WPSC to adjust prospectively the amount billed to Wisconsin retail customers for fuel and purchased power if costs exceed plus or minus 2% from approved levels on an annualized basis. At March 31, 2005, WPSC was experiencing actual fuel and purchased power costs that were more than 2% lower than the currently approved level (excluding the impact of the Kewaunee outage). As a result, the PSCW reopened WPSC's 2005 rate case on April 14, 2005. Revenue collected after that date is subject to refund pending a review of projected fuel costs for 2005. Rates will be adjusted downward for the balance of the year if projected costs are deemed to be less than the amount allowed in the 2005 rate case.

Gas Utility Operations
	Three Months Ended March 31,
Gas Utility Results (Millions)	2005	2004	Change

Revenues	$174.6	$173.6	0.6%
Purchase costs	128.3	128.3	-%
Margins	$ 46.3	$ 45.3	2.2%
Throughput in therms	308.7	316.9	(2.6%)

Gas utility revenue increased $1.0 million (0.6%) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004. The PSCW issued a final order authorizing a natural gas rate increase of $5.6 million (1.1%), effective January 1, 2005. The rate increase was primarily driven by higher benefit costs and the cost of distribution system improvements. Natural gas prices also increased 7.3% (on a per unit basis) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004. Following regulatory practice, WPSC passes changes in the total cost of natural gas on to customers through a purchased gas adjustment clause, as allowed by the PSCW and the MPSC. The increased revenue attributed to the rate increase and higher natural gas prices was partially offset by an overall 2.6% decrease in natural gas throughput volumes that was partially driven by warmer weather during the first quarter of 2005, compared to the first quarter of 2004. In addition, we believe natural gas customers may be taking additional steps to conserve natural gas usage as a result of higher natural gas costs.

The natural gas utility margin increased $1.0 million (2.2%) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004. The higher natural gas utility margin is largely due to the rate increase mentioned above, partially offset by the decrease in overall natural gas throughput volumes.


Operating Expenses
	Three Months Ended March 31,
Operating Expenses (Millions)	2005	2004	Change

Operating and maintenance expense	$98.2	$95.3	3.0%
Depreciation and decommissioning expense	25.1	21.9	14.6%

Operating and maintenance expense

WPSC's operating and maintenance expenses increased $2.9 million, largely due to a $2.7 million increase in WPSC's electric transmission costs. The current unplanned outage at Kewaunee did not significantly impact the quarter-over-quarter change in operating and maintenance expenses as the PSCW approved the deferral of incremental operating and maintenance expenses that were incurred as a direct result of the unplanned outage. Operating and maintenance costs of $1.1 million have been deferred in the first quarter of 2005 related to this outage.

Depreciation and decommissioning expense

Depreciation and decommissioning expense increased $3.2 million (14.6%) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, largely resulting from continued capital investment, and increased earnings on decommissioning trust assets. Earnings on decommissioning trust assets are substantially offset by depreciation expense pursuant to regulatory practice.

LIQUIDITY AND CAPITAL RESOURCES - WPSC

WPSC believes that its cash, operating cash flows, and borrowing ability because of strong credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. However, WPSC's operating cash flow and access to capital markets can be impacted by macroeconomic factors outside its control. In addition, WPSC's borrowing costs can be impacted by its short- and long-term debt ratings assigned by independent rating agencies, which in part are based on certain credit measures such as interest coverage and leverage ratios. Currently, WPSC believes these ratings continue to be among the best in the energy industry (see the Financing Cash Flows, Credit Ratings section below).

Operating Cash Flows

During the quarter ended March 31, 2005, net cash provided by operating activities was $87.3 million, compared with $99.9 million in the quarter ended March 31, 2004. The decrease in cash provided by operating activities is primarily due to changes in working capital. Customer receivables increased mostly as a result of the 2005 rate increase. Accounts payable decreased as a result of normal activity and the timing of expenditures combined with a 6.8% decrease in natural gas purchases in the first quarter of 2005 compared to the same period in 2004.

Investing Cash Flows

Net cash used for investing activities was $58.8 million in the first quarter of 2005 compared to $33.9 million in the first quarter of 2004. The increase is primarily attributed to a $19.4 million increase in capital expenditures, mostly due to the construction of Weston 4.


Capital Expenditures

Capital expenditures by business segment for the quarter ended March 31, 2005, and 2004 are as follows:

	Three Months Ended March 31,
(Millions)	2005	2004
Electric Utility	$52.1	$28.4
Gas Utility	5.3	9.6
WPSC Consolidated	$57.4	$38.0

The increase in capital expenditures at the electric utility for the quarter ended March 31, 2005, as compared to the same period in 2004 is mainly due to higher capital expenditures associated with the construction of Weston 4. Gas utility capital expenditures decreased primarily due to the decrease in activity in the automated meter reading project.

Dairyland Power Cooperative has confirmed its intent to purchase an interest in Weston 4, subject to a number of conditions. If the purchase is completed, the expenditures made by WPSC for Weston 4 would be reduced by 30 percent. The agreement with Dairyland Power Cooperative is part of our continuing plan to provide least-cost, reliable energy for the increasing electric demand of our customers

Financing Cash Flows

Net cash used for financing activities was $21.2 million in the first quarter of 2005 compared to $69.7 million in the first quarter of 2004. The decrease in cash used for financing activities is due to the redemption of long-term debt in 2004.

Under a PSCW order, WPSC may not pay normal common stock dividends of more than 109% of the previous year's common stock dividend without the PSCW's approval. In addition, WPSC's Restated Articles of Incorporation limit the amount of common stock dividends that WPSC can pay to certain percentages of its prior 12-month net income, if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization.

Significant Financing Activities

See Liquidity and Capital Resources - WPS Resources for detailed information on significant financing activities for WPSC.

Credit Ratings

See Liquidity and Capital Resources - WPS Resources for detailed information on WPSC's credit ratings.


Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of WPSC, including its subsidiary.

		Payments Due By Period
Contractual Obligations As of March 31, 2005 (Millions)	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years

Long-term debt principal and interest payments	$ 753.0	$ 20.3	$ 54.1	$ 54.1	$ 624.5
Operating lease obligations	13.7	2.4	3.4	3.0	4.9
Commodity purchase obligations	1,160.3	154.7	328.3	216.5	460.8
Purchase orders	558.2	358.2	170.5	29.5	-
Other	401.0	27.2	94.9	31.3	247.6
Total contractual cash obligations	$2,886.2	$562.8	$651.2	$334.4	$1,337.8

Long-term debt principal and interest payments represent bonds issued, notes issued, and loans made to WPSC. We record all principal obligations on the balance sheet. Commodity purchase obligations represent mainly commodity purchase contracts of WPSC. WPSC expects to recover the costs of its contracts in future customer rates. Purchase orders include obligations related to normal business operations and large construction obligations, including 100% of Weston 4 obligations even though we expect 30% of these costs to be paid by Dairyland Power Cooperative after certain conditions are met. Other represents expected pension and post-retirement funding obligations.

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

Regulatory

For a discussion of regulatory considerations, see Note 16, "Regulatory Environment."

Industry Restructuring

See Liquidity and Capital Resources - WPS Resources for detailed information on Midwest Independent Transmission System Operator.

American Jobs Creation Act of 2004

See Liquidity and Capital Resources - WPS Resources for detailed information on the American Jobs Creation Act of 2004.


OFF BALANCE SHEET ARRANGEMENTS - WPSC

See Guarantees and Off Balance Sheet Arrangements - WPS Resources for detailed information on WPSC's off balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES - WPSC

In accordance with the rules proposed by the SEC in May 2002, we reviewed our critical accounting policies for new critical accounting estimates and other significant changes. We found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2004, are still current and that there have been no significant changes.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

WPS Resources has potential market risk exposure related to commodity price risk, interest rate risk, equity return, and principal preservation risk. WPS Resources and WPSC are exposed to interest rate risk resulting primarily from their variable rate long-term debt and short-term commercial paper borrowing. Exposure to equity return and principal preservation risk is the result of funding liabilities (accumulated benefit obligations) related to employee benefits and nuclear decommissioning through various external trust funds. Exposure to commodity price risk results from the impact of market fluctuations in the price of certain commodities, including but not limited to coal, uranium, electricity, natural gas, and oil which are used and/or sold by our subsidiaries in the normal course of their business. WPS Resources has risk management policies in place to monitor and assist in controlling these market risks and uses derivative instruments to manage some of these exposures.

WPS Resources is also exposed to foreign currency risk as a result of foreign operations owned and operated in Canada and transactions denominated in Canadian dollars for the purchase and sale of natural gas and electricity by one of our nonregulated subsidiaries. WPS Resources has approved processes in place to protect against this risk. WPS Resources' exposure to foreign currency risk was not significant at March 31, 2005.

Due to the retirement of short-term commercial paper in the first quarter of 2005, WPS Resources has decreased its exposure to interest rate risk. Based on the variable rate debt of WPS Resources and Wisconsin Public Service outstanding at March 31, 2005, a hypothetical increase in market interest rates of 100 basis points in 2005 would increase annual interest expense by approximately $2.4 million and $1.0 million, respectively. Comparatively, based on variable rate debt outstanding at December 31, 2004, an increase in interest rates of 100 basis points would have increased interest expense in 2005 by approximately $3.2 million at WPS Resources and $1.0 million at WPSC. These amounts were determined by performing a sensitivity analysis on the impact of a hypothetical 100 basis point increase in interest rates on the variable rate debt of WPS Resources and WPSC outstanding as of March 31, 2005 and December 31, 2004. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in the levels of interest rates with no other subsequent changes for the remainder of the period. In the event of a significant change in interest rates, management would take action to mitigate WPS Resources' exposure to the change.

To measure commodity price risk exposure, WPS Resources performs a value-at-risk (VaR) analysis of its exposures. VaR is estimated using a delta-normal approximation based on a one-day holding period and 95% confidence level. For further explanation of our VaR calculation, see the 2004 Form 10-K. At March 31, 2005, and December 31, 2004, WPS Energy Service's VaR amount was calculated to be $0.5 million.

Other than the above-mentioned changes, WPS Resources' market risks have not changed materially from the market risks reported in the 2004 Form 10-K.


Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, WPS Resources' and WPSC's management evaluated, with the participation of WPS Resources' and WPSC's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of WPS Resources' and WPSC's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, WPS Resources' and WPSC's disclosure controls and procedures were effective as of the date of such evaluation in timely alerting them to material information relating to WPS Resources and WPSC (including their consolidated subsidiaries) required to be included in their periodic Securities and Exchange Commission filings, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls Over Financial Reporting

There were no significant changes in WPS Resources' and WPSC's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.


Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Stray Voltage Claims

See Note 11 - Commitments and Contingencies, under the heading "Stray Voltage Claims" for information required by this Item 1.

Flood Damage

See Note 11 - Commitments and Contingencies, under the heading "Flood Damage" for information required by this Item 1.

Manufactured Gas Plant Remediation

See Note 11 - Commitments and Contingencies, under the heading "Manufactured Gas Plant Remediation" for information required by this Item 1.

Weston 4 Air Permits

On November 15, 2004, the Sierra Club filed a petition with the WDNR under Section 285.61, Wis. Stats. seeking a contested case hearing on the air permit issued for the Weston 4 generation station. On December 2, 2004, the WDNR granted the petition and forwarded the matter to the Division of Hearings and Appeals. The contested case hearing in the matter will be held in early August 2005. In its petition, the Sierra Club raised legal and factual issues with the permit and with the process used by the WDNR to develop the air emission limits and conditions. In addition, both WPSC and the Sierra Club have filed motions for summary judgment on certain of the issues. A decision regarding summary judgment is expected by the end of May 2005. Under Wisconsin law, WPSC may proceed with construction (which it has done) unless the hearing examiner issues a stay of the permit or rules the permit to be invalid. Similar issues have been raised by the Sierra Club in a challenge to the WDNR air permit issued to WE Energies for its Elm Road generating station. The hearing in the Elm Road matter was completed in the fourth quarter of 2004 and the decision was favorable to WE Energies. While the decision in the Elm Road proceeding is not legally binding on the hearing examiner in the Weston 4 proceeding, it may influence the outcome of the Weston 4 hearing.

Current Status of Labor Contracts

Local 310 of the International Union of Operating Engineers represents approximately 1,300 WPSC employees. The current Local 310 collective bargaining agreement expires on October 21, 2006.

Local 510 of the International Brotherhood of Electrical Workers, AFL-CIO, represents approximately 140 UPPCO employees. The current Local 510 collective bargaining agreement expired on April 23, 2005. Local 510 and UPPCO are currently negotiating a new contract. Both parties continue to operate under the terms of the previous contract until a new agreement is reached.

Local 1600 of the International Brotherhood of Electrical Workers, AFL-CIO, represents approximately 100 employees at the Sunbury generation station owned and operated by a subsidiary of PDI. The current collective bargaining agreement with Local 1600 expires on May 10, 2005. Negotiations are currently in progress. The company and the union have agreed upon a mediator for these negotiations.


Item 6.	Exhibits

The following documents are attached as exhibits:

	12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges
	12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
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

WPS Resources Corporation

Date: May 5, 2005	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: May 5, 2005	/s/ Diane L. Ford Diane L. Ford Vice President - Controller and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)


WPS RESOURCES CORPORATION AND WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005
Exhibit No.	Description

12.1	WPS Resources Corporation Ratio of Earnings to Fixed Charges
12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS Resources Corporation
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