Form 10-K
period 2006-12-31
WISCONSIN PUBLIC SERVICE CORP; INTEGRYS ENERGY GROUP, INC.
filed 2007-02-28
CIK 107833, 916863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission File Number	Registrants; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

1-11337	INTEGRYS ENERGY GROUP, INC. (A Wisconsin Corporation formerly known as WPS Resources Corporation) 130 East Randolph Drive Chicago, IL 60601 800-699-1269	39-1775292

1-3016	WISCONSIN PUBLIC SERVICE CORPORATION (A Wisconsin Corporation) 700 North Adams Street P. O. Box 19001 Green Bay, WI 54307-9001 800-450-7260	39-0715160

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange on which registered

INTEGRYS ENERGY GROUP, INC.	Common Stock, $1 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

WISCONSIN PUBLIC SERVICE CORPORATION

Preferred Stock, Cumulative, $100 par value

5.00% Series 5.04% Series	5.08% Series 6.76% Series

Indicate by check mark if the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Integrys Energy Group, Inc.	Yes [X] No [ ]
Wisconsin Public Service Corporation	Yes [ ] No [X]

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Integrys Energy Group, Inc.	Yes [ ] No [X]
Wisconsin Public Service Corporation	Yes [ ] No [X]

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Integrys Energy Group, Inc.
Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Wisconsin Public Service Corporation
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Integrys Energy Group, Inc.	Yes [ ] No [X]
Wisconsin Public Service Corporation	Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrants.

INTEGRYS ENERGY GROUP, INC.	$2,138,273,162 as of June 30, 2006

WISCONSIN PUBLIC SERVICE CORPORATION	$0 as of June 30, 2006

Number of shares outstanding of each class of common stock, as of February 22, 2007

INTEGRYS ENERGY GROUP, INC.	Common Stock, $1 par value, 75,456,230 shares

WISCONSIN PUBLIC SERVICE CORPORATION	Common Stock, $4 par value, 23,896,962 shares. Integrys Energy Group, Inc. is the sole holder of Wisconsin Public Service Corporation Common Stock.

DOCUMENT INCORPORATED BY REFERENCE

Definitive proxy statement for the Integrys Energy Group, Inc. Annual Meeting of Shareholders to be held on May 17, 2007 is incorporated by reference into Part III.

INTEGRYS ENERGY GROUP, INC.
and
WISCONSIN PUBLIC SERVICE CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2006

TABLE OF CONTENTS

			Page

Forward-Looking Statements			1

PART I			3

ITEM 1.	BUSINESS		3

	A.	GENERAL	3

	B.	REGULATED ELECTRIC OPERATIONS	6

		Facilities
		Fuel Supply
		Regulatory Matters
		Other Matters
		Regulated Electric Operating Statistics

	C.	REGULATED NATURAL GAS OPERATIONS	13

		Facilities
		Natural Gas Supply
		Regulatory Matters
		Other Matters
		Regulated Natural Gas Operating Statistics

	D.	NONREGULATED ENERGY SERVICES	19

		Facilities
		Fuel Supply
		Licenses
		Other Matters

	E.	ENVIRONMENTAL MATTERS	22

	F.	CAPITAL REQUIREMENTS	22

	G.	EMPLOYEES	23

	H.	AVAILABLE INFORMATION	23

ITEM 1A.	RISK FACTORS		24

ITEM 1B	UNRESOLVED STAFF COMMENTS		29

ITEM 2.	PROPERTIES		30

	A.	REGULATED	30

i

	B.	NONREGULATED	32

ITEM 3.	LEGAL PROCEEDINGS		34

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS		34

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANTS		35

	A.	Executive Officers of Integrys Energy Group as of January 1, 2007	35
	B.	Executive Officers of WPSC as of January 1, 2007	36

PART II			37

ITEM 5.	MARKET FOR REGISTRANTS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES		37

ITEM 6.	SELECTED FINANCIAL DATA		38

	Integrys Energy Group, Inc. Comparative Financial Statements and Financial and Other Statistics (2002 to 2006)		38
	Wisconsin Public Service Corporation Comparative Financial Statements and Financial Statistics (2002 to 2006)		38

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS		39

	Integrys Energy Group		39
		Introduction
		Results of Operations
		Balance Sheet
		Liquidity and Capital Resources
		Guarantees and Off Balance Sheet Arrangements
		Market Price Risk Management Activities
		Critical Accounting Policies
		Impact of Inflation

	Wisconsin Public Service Corporation		86
		Results of Operations
		Balance Sheet
		Liquidity and Capital Resources
		Guarantees and Off Balance Sheet Arrangements
		Critical Accounting Policies
		Impact of Inflation

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK		99

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		102

	INTEGRYS ENERGY GROUP		102
	A.	Management Report on Internal Control over Financial Reporting	102
	B.	Report of Independent Registered Public Accounting Firm	103
	C.	Consolidated Statements of Income	105
	D.	Consolidated Balance Sheets	106
	E.	Consolidated Statements of Common Shareholders' Equity	107
	F.	Consolidated Statements of Cash Flows	108

ITEM 9A.	CONTROLS AND PROCEDURES		197

ITEM 9B.	OTHER INFORMATION		197

PART III			197

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS		197

ITEM 11.	EXECUTIVE COMPENSATION		198

		Integrys Energy Group, Inc.
		Wisconsin Public Service Corporation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT		206

		Integrys Energy Group, Inc.
		Wisconsin Public Service Corporation
		Equity Compensation Plan Information

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS		206

ITEM 14.	PRINCIPAL FEES AND SERVICES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM		207

PART IV			208

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES		208

	Documents Filed as Part of this Report
		Consolidated Financial Statements
		Financial Statement Schedules
		Listing of Exhibits

SIGNATURES			215

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS INTEGRYS ENERGY GROUP, INC. (PARENT COMPANY ONLY)			217
	A.	Statements of Income and Retained Earnings	217
	B.	Balance Sheets	218
	C.	Statements of Cash Flows	219
	D.	Notes to Parent Company Financial Statements	220

SCHEDULE II - INTEGRYS ENERGY GROUP, INC. VALUATION AND QUALIFYING ACCOUNTS			226

SCHEDULE II - WISCONSIN PUBLIC SERVICE CORPORATION VALUATION AND QUALIFYING ACCOUNTS			227

EXHIBITS FILED HEREWITH			228

Acronyms Used in this Annual Report on Form 10-K

ATC	American Transmission Company LLC
DOE	United States Department of Energy
DPC	Dairyland Power Cooperative
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
MERC	Minnesota Energy Resources Corporation
MGUC	Michigan Gas Utilities Corporation
MISO	Midwest Independent Transmission System Operator
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utility Commission
NYMEX	New York Mercantile Exchange
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
UPPCO	Upper Peninsula Power Company
WDNR	Wisconsin Department of Natural Resources
WPSC	Wisconsin Public Service Corporation

v

Forward-Looking Statements

In this report, Integrys Energy Group and its subsidiaries make statements concerning expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are "forward-looking statements" within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended. Although Integrys Energy Group and its subsidiaries believe that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct. Except to the extent required by the federal securities laws, Integrys Energy Group and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition to statements regarding trends or estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations forward-looking statements included or incorporated in this report include, but are not limited to, statements regarding future:

●	Revenues or expenses,
●	Capital expenditure projections, and
●	Financing sources.

Forward-looking statements involve a number of risks and uncertainties. There are many factors that could cause actual results to differ materially from those expressed or implied in this report. Some of those factors include:

●	Unexpected costs and/or unexpected liabilities related to the Peoples Energy merger, or the effects of purchase accounting that may be different from our expectations;

●	The successful combination of the operations of Integrys Energy Group and Peoples Energy;

●	Integrys Energy Group may be unable to achieve the forecasted synergies or it may take longer or cost more than expected to achieve these synergies;

●	The credit ratings of Integrys Energy Group or its subsidiaries could change in the future;

●	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting Integrys Energy Group's regulated businesses;

●
The impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric and natural gas utility industries, changes in environmental, tax and other laws and regulations to which Integrys Energy Group and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

●
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup, pending EPA investigations of WPSC generation facilities, and the appeal of the decision in the contested case proceeding regarding the Weston 4 air permit;

●	Resolution of audits by the Internal Revenue Service and various state and Canadian revenue agencies;

●	The effects, extent and timing of additional competition or regulation in the markets in which our subsidiaries operate;

●	The impact of fluctuations in commodity prices, interest rates and customer demand;

●	Available sources and costs of fuels and purchased power;

●	Investment performance of employee benefit plan assets;

●	Advances in technology;

●	Effects of and changes in political, legal and economic conditions and developments in the United States and Canada;

●
Potential business strategies, including mergers and acquisitions or dispositions of assets or businesses, which cannot be assured to be completed (such as construction of the Weston 4 power plant and additional investment in ATC related to construction of the Wausau, Wisconsin, to Duluth, Minnesota, transmission line);

●	The direct or indirect effects of terrorist incidents, natural disasters or responses to such events;

●
Financial market conditions and the results of financing efforts, including credit ratings, and risks associated with commodity prices (particularly natural gas and electricity), interest rates and counterparty credit;

●	Weather and other natural phenomena, in particular the effect of weather on natural gas and electricity sales;

●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and

●	Other factors discussed elsewhere herein (such as in Item 1A - Risk Factors) and in other reports filed by the registrants from time to time with the SEC.

Forward-looking statements are subject to assumptions and uncertainties, therefore actual results may differ materially from those expressed or implied by such forward-looking statements.

PART I

ITEM 1. BUSINESS

A. GENERAL

For purposes of this Annual Report on Form 10-K, unless the context otherwise indicates, when we refer to "us," "we," "our" or "ours," we are describing Integrys Energy Group, Inc.

Merger with Peoples Energy Corporation

On July 8, 2006, WPS Resources entered into an agreement and plan of merger with Peoples Energy Corporation pursuant to which, among other things, Peoples Energy will become a wholly owned subsidiary of WPS Resources. On February 21, 2007 the merger was completed. Effective with the closing of the merger, WPS Resources changed its name to Integrys Energy Group, Inc. Our common stock is still listed on the New York Stock Exchange, but under the new symbol "TEG."

Peoples Energy is a diversified energy holding company that, through its subsidiaries, engages principally in natural gas utility operations and other diversified energy businesses. Peoples Energy's business operations are as follows:

•
The Natural Gas Distribution business is Peoples Energy's core business. Peoples Energy's two regulated utilities, The Peoples Gas Light and Coke Company and North Shore Gas Company, purchase, store, distribute, sell and transport natural gas.

•
The Oil and Natural Gas Production business, through Peoples Energy's subsidiary Peoples Energy Production Company, is active in the acquisition, development and production of oil and gas reserves in selected onshore basins in the United States through direct ownership in oil, gas and mineral leases. On February 21, 2007, Integrys Energy Group announced it had decided to proceed with the divestiture of Peoples Energy Production Company.

•
The Energy Marketing business provides, through Peoples Energy Services Corporation, gas, electricity and energy management services to industrial, commercial and residential customers regionally within Illinois, Ohio and Michigan. In addition, Peoples Energy Resources Company, LLC provides wholesale gas transportation, storage and supply services to marketers, utilities, pipelines and gas-fired power generation facilities. In connection with the merger, this business was combined with Integrys Energy Services.

This Annual Report on Form 10-K discloses the results of operations and discusses the businesses of WPS Resources (now known as Integrys Energy Group) in 2006, thereby excluding any activities related to Peoples Energy or its subsidiaries.

Integrys Energy Group, Inc.

Integrys Energy Group is domiciled in the United States and was incorporated in Wisconsin in 1993. Integrys Energy Group is a holding company for regulated utility and nonregulated business units. As of December 31, 2006, Integrys Energy Group served 480,989 regulated electric customers and 684,148 regulated natural gas customers. The approximate percentages of revenues and net income for the year ended December 31, 2006, and assets as of December 31, 2006, of Integrys Energy Group and each of its principal operating subsidiaries respecting the business as a whole are:

	Percent of Revenues *	Percent of Net Income *	Percent of Assets *

Wisconsin Public Service Corporation	21%	64%	43%
Michigan Gas Utilities Corporation	2%	(5)%	6%
Minnesota Energy Resources Corporation	2%	(3)%	6%
Upper Peninsula Power Company	2%	3%	3%
Integrys Energy Services, Inc.	75%	46%	40%
Integrys Energy Group, Inc.	(0)%	(6)%	2%
*
The percentages above may not total 100% due to intercompany transactions. Intercompany transactions largely consist of energy sales and purchases between subsidiaries and related intercompany receivables and payables.

For the last three years, the majority of Integrys Energy Group's revenues were earned within the United States and the majority of long-lived assets were located within the United States. Foreign revenues and assets reported are derived from operations in Canada.

	2006	2005	2004
Domestic Revenues (millions)	$4,908.5	$4,659.8	$3,749.1
Foreign Revenues (millions)	1,982.2	2,165.7	1,127.0
Total Revenues (millions)	$6,890.7	$6,825.5	$4,876.1

Domestic Long-lived Assets (millions)	$3,605.1	$2,691.9	$2,827.0
Foreign Long-lived Assets (millions)	21.0	21.7	22.9
Total Long-lived Assets (millions)	$3,626.1	$2,713.6	$2,849.9

Wisconsin Public Service Corporation

WPSC, a Wisconsin corporation, is domiciled in the United States and began operations in 1883. WPSC is a regulated electric and natural gas utility serving an 11,000 square mile service territory in northeastern Wisconsin and an adjacent portion of the Upper Peninsula of Michigan. As of December 31, 2006, WPSC served 429,012 electric customers and 311,620 natural gas customers. Wholesale electric service is provided to various customers, including municipal utilities, electric cooperatives, energy marketers, other investor-owned utilities and municipal joint action agencies. For the last three years, all WPSC revenues were earned within the United States and all of its assets were located within the United States. In 2006, retail sales accounted for 87.1% of total revenues while wholesale sales accounted for 12.9% of total revenues.

For more information regarding revenues, net income and total assets for regulated electric and natural gas operations, see Note 26 to Consolidated Financial Statements - Segments of Business.

Michigan Gas Utilities Corporation

MGUC, a Delaware corporation, is domiciled in the United States and began operations upon its acquisition of natural gas distribution operations in Michigan from Aquila, Inc. in April 2006. As of December 31, 2006, the Michigan natural gas distribution operations provided natural gas distribution service to 165,690 customers mainly in southern Michigan in 147 cities and communities including Otsego, Grand Haven, and Monroe.

For more information regarding revenues, net income and total assets for regulated natural gas operations, see Note 26 to Consolidated Financial Statements - Segments of Business.

Minnesota Energy Resources Corporation

MERC, a Delaware corporation, is domiciled in the United Sates and began operations upon its acquisition of natural gas distribution operations in Minnesota from Aquila, Inc. in July 2006. As of December 31, 2006, the Minnesota natural gas distribution operations provided natural gas distribution service to

206,838 customers throughout the state in 165 cities and communities including Eagan, Rosemount, Rochester, Fairmount, Bemidji and Cloquet and Dakota County.

Also acquired in the purchase of assets from Aquila was MERC’s Home Services, a business which provides repair and maintenance services for appliances and heating, ventilating and air conditioning equipment in Minnesota.

For more information regarding revenues, net income and total assets for regulated natural gas operations, see Note 26 to Consolidated Financial Statements - Segments of Business.

Upper Peninsula Power Company

UPPCO, a Michigan corporation, is domiciled in the United States and began operations in 1884. UPPCO is a regulated electric utility serving a 4,500 square mile area of Michigan's Upper Peninsula. As of December 31, 2006, UPPCO served 51,977 electric customers. Retail sales accounted for 81% of total revenues and wholesale sales accounted for 19% of total revenue.

For more information regarding revenues, net income and total assets for regulated electric operations, see Note 26 to Consolidated Financial Statements - Segments of Business.

Integrys Energy Services, Inc.

Integrys Energy Services (formerly known as WPS Energy Services), a Wisconsin corporation, is domiciled in the United States and was established in 1994. Effective with the merger of Peoples Energy, WPS Energy Services changed its name to Integrys Energy Services, Inc. Integrys Energy Services, a wholly owned indirect subsidiary of Integrys Energy Group, is a diversified nonregulated energy supply and services company that also owns and operates electric generation facilities. Integrys Energy Services offers retail and wholesale products in nonregulated energy markets in the United States and Canada. Integrys Energy Services concentrates its operations in the northeast quadrant of the United States and adjacent portions of Canada as well as Illinois, Texas, Colorado and Alberta, Canada. Integrys Energy Services revenues are primarily derived through sales of electricity and natural gas. Integrys Energy Services had 2006 revenues of $5.2 billion (excluding intercompany revenues) and assets of $2.7 billion at December 31, 2006.

Integrys Energy Services currently owns and operates, through its subsidiaries, electric generation facilities in Wisconsin, Maine, Pennsylvania and New York in the United States and New Brunswick in Canada, a 23.3% interest in a synthetic fuel processing facility located in Kentucky (which is expected to cease operations by the end of 2007) and steam production facilities located in Arkansas and Oregon.

For more information regarding revenues, net income and total assets for nonregulated operations see Note 26 to Consolidated Financial Statements - Segments of Business.

WPS Investments, LLC

WPS Investments, LLC, a Wisconsin limited liability company organized in 2000, is a nonutility company domiciled in the United States. On December 31, 2006, WPS Investments was owned 21.19% by WPSC, 5.89% by UPPCO and 72.92% by Integrys Energy Group. The principal business of WPS Investments is to hold the investment of Integrys Energy Group and its subsidiaries in ATC. At December 31, 2006, WPS Investments owned a 30.65% interest in ATC. ATC owns, maintains, monitors and operates electric transmission assets in portions of Wisconsin, Michigan and Illinois. In April 2006, WPS Investments completed the sale of its one-third interest in Guardian Pipeline, L.L.C., to Northern Border Partners, L.P. for approximately $38.5 million.

B. REGULATED ELECTRIC OPERATIONS

Integrys Energy Group's regulated electric utility operations are provided through WPSC and UPPCO. WPSC generates and distributes electric energy in northeastern Wisconsin. The cities of Green Bay, Oshkosh, Wausau and Stevens Point are the largest communities served by WPSC at the electric retail level. WPSC also provides retail electric energy to a small portion of Michigan's Upper Peninsula, primarily in the City of Menominee. UPPCO provides electric energy in Michigan's Upper Peninsula. The largest community served by UPPCO at the electric retail level is the Houghton/Hancock area.

Revenues, volumes, customers and plant assets for electric operations of WPSC and UPPCO were as follows:

	2006	2005	2004
Electric Revenues (Millions)
Wisconsin	$ 930.8	$ 892.6	$769.3
Michigan	168.6	144.5	127.3
Total	$1,099.4	$1,037.1	$896.6

Electric Volumes (Million Megawatt-hours)
Wisconsin	13.4	13.4	12.9
Michigan	2.5	2.3	1.6
Total	15.9	15.7	14.5

Customers
Wisconsin	420,031	415,623	412,246
Michigan	60,958	61,159	60,935
Total	480,989	476,782	473,181

Plant Assets (Millions)
Wisconsin	$1,949.4	$1,882.5	$2,062.2
Michigan	222.2	215.7	204.5
Total	$2,171.6	$2,098.2	$2,266.7

In 2006, WPSC reached a firm net design peak of 2,360 megawatts on the afternoon of July 31. At the time of this summer peak, WPSC's total firm resources (i.e., generation plus firm purchases) totaled 2,936 megawatts. As a result of continually reaching demand peaks in the summer months, primarily due to air conditioning load, the summer period is the most relevant for WPSC capacity planning purposes. WPSC expects future supply reserves to meet the minimum 18% planning reserve margin criteria through 2007 as required by the PSCW.

In 2006, UPPCO reached a firm net actual peak of 151 megawatts on the afternoon of December 6. At the time of this winter peak, UPPCO's total firm resources totaled 170 megawatts. In 2006, UPPCO purchased 91% of its total energy requirements. Remaining energy requirements were supplied by hydroelectric and combustion turbine facilities owned by UPPCO. During 2006, UPPCO purchased 65 megawatts of firm power from WPSC and 17 megawatts of firm power from a nonaffiliated independent power producer. UPPCO also purchased non-firm power from WPSC and Alliant Energy Corporation, among others. The purchases from WPSC represented 80% of UPPCO's total energy requirements in 2006. UPPCO has contracted for 65 megawatts of capacity and energy from WPSC and 30 megawatts from a nonaffiliated independent power producer for 2007.

Facilities

Weston Generation Facility

The Weston Generation facility is located along the Wisconsin River seven miles south of the city of Wausau, in Marathon County, in central Wisconsin and consists of three base-load operating units and one 500-megawatt power plant now under construction. Unit 1 (completed in 1954) is 60 megawatts, Unit 2 (completed in 1960) is 75 megawatts, and Unit 3 (completed in 1981) is 330 megawatts. All Weston plants use low-sulfur coal.

In October 2004, WPSC began construction of Weston 4, a 500-megawatt coal-fired generation unit. The facility is estimated to cost approximately $779 million (including the acquisition of coal trains).

In November 2005, DPC acquired a 30% ownership share of the Weston 4 generation unit.

Weston 4 construction is progressing on schedule and the unit is expected to be operational by June 2008. At December 31, 2006, 98% of the project engineering costs were complete and 68% of project construction work was complete. At December 31, 2006, WPSC, as contractor for the project, had entered into agreements for approximately $675 million of project costs, which includes committed costs of approximately $611 million.

WPSC has announced plans to update some of Unit 3's systems and equipment and is requesting the PSCW to approve a $110 million flue gas desulfurization system (more commonly known as a scrubber). The new scrubber will significantly reduce sulfur dioxide emissions and provide reductions in mercury emissions. If approved, project construction on the scrubber will begin in March 2008 and the scrubber is expected to be in service in May 2010. In addition, a $7.5 million boiler modification to control nitrogen oxide emissions had already been approved by state regulators earlier this year. These boiler modifications will be installed in 2008 and will reduce nitrogen oxide emissions. The boiler modifications to reduce nitrogen oxide emissions will be scheduled for installation on Unit 3 in conjunction with the end of the Weston 4 construction schedule.

Pulliam Generation Facility

WPSC also owns and operates six coal-fired generation units at its Pulliam plant located in Green Bay, Wisconsin. The units at the Pulliam site have a combined nameplate capacity of 370 megawatts, with the largest unit having a nameplate capacity of 125 megawatts.

In 2006, WPSC announced that it reached a settlement with the Sierra Club on a lawsuit filed in 2005. As part of the settlement, WPSC agreed to evaluate options to shut down various units or to perform environmental upgrades at various units at the facility. WPSC opted to shut down units 3 and 4 (both are 30-megawatt units) at Pulliam on December 31, 2007. WPSC will implement environmental control upgrades on Pulliam Units 5, 6, 7, and 8 and continue to operate those units. Improvements to these units are expected to cost approximately $1.1 million and would be completed in 2007.

De Pere Generation Facility

WPSC also owns and operates a 180-megawatt, natural gas-fired peaking facility in De Pere, Wisconsin. In January 2007, WPSC announced that the turbine in the De Pere facility would be refurbished. The maintenance action is being taken according to the manufacturer's recommendations, WPSC's operating experience, and industry practice. Work began on January 8, 2007, and will take approximately six months to complete at an estimated cost of $5.6 million.

Other Generation Facilities

WPSC has a 31.8% ownership interest in Columbia Units 1 and 2, located in Portage, Wisconsin (each a 527-megawatt generation facility operated by Wisconsin Power and Light Company) and a 31.8% ownership interest in Edgewater Unit 4 located in Sheboygan, Wisconsin (a 330-megawatt generation facility operated by Wisconsin Power and Light Company). These facilities are jointly owned by WPSC, Wisconsin Power and Light and various other utilities.

In addition to the facilities described above, WPSC and UPPCO own 24 hydroelectric generation facilities and 11 combustion turbine generation units. WPSC also owns a 50% interest in Wisconsin River Power Company. Wisconsin River Power is the owner and operator of a combustion turbine and two hydroelectric plants on the Wisconsin River, which have a forecasted aggregate capacity rating of approximately 50 megawatts. For a complete listing of these facilities, see Item 2 - Properties in this Annual Report on Form 10-K.

Power Purchase Agreements

In 2005, WPSC sold its 59% interest in the Kewaunee nuclear plant and entered into a long-term power purchase agreement with Dominion Energy Kewaunee, a subsidiary of Dominion Resources, to purchase energy and capacity from the plant approximately equivalent to WPSC's share of forecasted production from the plant had WPSC retained its ownership interest. The power purchase agreement will extend through 2013 when the plant's current operating license expires. Monthly payments under the power purchase agreement are expected to approximate WPSC's costs of production had it continued to own the plant.

WPSC also entered into an exclusivity agreement with Dominion. Under the agreement, Dominion agreed to negotiate exclusively with WPSC through December 21, 2011 regarding an agreement for 59% of the power produced by the plant after 2013. Negotiations are currently underway.

WPSC currently has a power purchase agreement with Fox Energy Company LLC (a subsidiary of GE Capital) for capacity and energy from the Fox Energy Center project (a 580-megawatt natural gas-fired combined cycle generation facility located near Kaukauna, Wisconsin).  The agreement currently provides for WPSC to purchase 500 megawatts of capacity through May 31, 2015, when it decreases to 250 megawatts. The agreement terminates on May 31, 2016. WPSC is responsible for fuel supply to the facility for its portion of contracted generation over the life of the agreement.

Other Facilities

WPSC, Minnesota Power Company and ATC are currently constructing a 220-mile, 345-kilovolt transmission line from Wausau, Wisconsin, to Duluth, Minnesota. The transmission line will be owned and operated by ATC. A 145-mile section of the line was energized in 2006 and completion of the remainder of the line is expected in the first half of 2008. The project is expected to be completed within the PSCW approved cost. The PSCW approved a total cost for the project of $420 million plus additional costs not to exceed 5%.

For additional information regarding the above and other facilities, see Item 2 - Properties in this Annual Report on Form 10-K.

Fuel Supply

Electric Supply Mix

WPSC's electric supply mix for 2006 and 2005 was:

Energy Source	2006		2005
Coal		57.3%		59.2%
Purchased power *
Kewaunee nuclear power plant	17.6%		9.6%
Fox Energy Center	5.8%		1.9%
Midwest ISO	11.8%		-
All other	4.5%		21.3%
Total purchased power *		39.7%		32.8%
Nuclear *		0.0%		2.8%
Natural gas/fuel oil		1.4%		3.7%
Hydro		1.5%		1.4%
Wind		0.1%		0.1%
* Purchased power has increased and nuclear generation has decreased as a result of the sale of the Kewaunee plant in 2005 and entering into the Kewaunee and Fox Energy Center power purchase agreements.

Fuel Costs

WPSC's fuel costs for 2006 and 2005 were:

Fuel Cost by Source (Per Million Btus)	2006	2005
Coal	$1.30	$1.31
Nuclear	-	0.56
Natural gas	7.19	8.18
Fuel oil	13.60	12.18

Coal Supply

Coal is the primary fuel source for WPSC, the majority of which is from the Powder River Basin mines located in Wyoming. This low sulfur coal has been our least-cost coal source from any of the subbituminous coal-producing regions in the United States. WPSC's fuel portfolio strategy is to maintain a 25- to 40-day supply of coal at each plant site.

Historically, WPSC has purchased coal directly from the producer. WPSC purchases coal for its wholly owned plants. Wisconsin Power and Light purchases coal for the jointly owned Edgewater and Columbia plants and is reimbursed by WPSC for its share of the coal costs.

Annual coal requirements for WPSC's wholly owned plants generally range between 3.5 to 4.0 million tons. With the addition of the Weston 4 unit, WPSC's annual coal needs will increase approximately 2.0 millions tons. WPSC's fuel portfolio strategy is to purchase coal through a mix of spot, short-term, mid-term and long-term contracts and maintain a broad base of suppliers and mine sources. The fuel portfolio for 2007 is as follows:

	Target	Wholly Owned Facilities	All Facilities
Spot (less than 1 year)	0 to 15%	11%	10%
Short-Term (1 to 2 years)	10 to 15%	20%	17%
Mid-Term (3 to 5 years)	50%	47%	47%
Long-Term (more than 5 years)	25%	22%	26%

WPSC currently contracts for coal transportation for its wholly owned plants under contracts of up to five years duration. WPSC has transportation contracts in place for 90% of its 2007 coal transportation requirements for its wholly owned plants.

WPSC has obligations related to coal supply and transportation extending through 2016 totaling $443.9 million for its wholly- and jointly-owned generation facilities.

For more information on coal supply see Management's Discussion and Analysis - Liquidity and Capital Resources - Integrys Energy Group, Other Future Considerations - Coal Supply.

Natural Gas Supply - Generation

WPSC is committed to provide fuel for 500 megawatts of the Fox Energy Center, a natural gas-fired combined cycle generation facility with a total combined electric capacity of approximately 580 megawatts. Natural gas supplies for the facility have been and are expected to continue to be purchased in the spot market. WPSC has a 10-year pipeline transportation contract with ANR Pipeline Company to deliver 50% of the forecasted natural gas needs for the 500 megawatts of contracted electric capacity. WPSC has contracted for a 10-day firm storage service to provide natural gas for supply interruptions during the winter months. The storage service can also provide additional supplies or access for real-time electric dispatches of the facility. Estimated 2007 fuel requirements for WPSC's contracted electric capacity are approximately 14.7 million MMBtus.

In addition, WPSC supplies natural gas through its natural gas distribution system to its 480 megawatts of gas-fired combustion turbine generation facilities, which includes the De Pere Energy Center.

In 2006, WPSC received approval to extend the previously approved Energy Market Risk Management Plan to govern its activities in the energy markets. The PSCW approval to extend the plan through December 31, 2007 was granted on November 9, 2006. The order permits activities to limit exposure to the volatility of natural gas prices affecting its electric generation, as well as the use of financial transmission rights for the use of managing energy congestion costs. The plan provides for the use of financial futures contracts for natural gas and the use of financial options that cap the price of natural gas for a portion of WPSC's forecasted natural gas fuel generation requirements and natural gas price sensitive purchased power contracts.

For additional information, see Note 17 to Integrys Energy Group's Consolidated Financial Statements - Commitments and Contingencies.

Regulatory Matters

Both the PSCW and MPSC regulate retail electric rates for WPSC. The MPSC also regulates retail electric rates for UPPCO. The FERC regulates wholesale electric rates of both utility companies.

WPSC and UPPCO are members of MISO which centrally dispatches wholesale electricity and provides transmission service to an area mainly in the Midwest. MISO determines prices in the market based on a locational marginal pricing system determined by the accepted generation bids and offers and the load to be served by all market participants. The MISO dispatching system provides for more efficient use of the transmission system to serve our load.

For additional information, see Note 23 to Integrys Energy Group's Consolidated Financial Statements - Regulatory Environment.

Hydroelectric Licenses

WPSC, UPPCO and Wisconsin River Power Company have long-term licenses from FERC for all of their hydroelectric facilities.

UPPCO has decided to restore Silver Lake as a reservoir for power generation pending approval of a license amendment and an economically feasible design by the FERC. The FERC has required that a board of consultants evaluate and oversee the design approval process. UPPCO is developing a timeline for the project, should the FERC approve an economically feasible design. Upon completion, Silver Lake is expected to take approximately two years to refill, based upon natural precipitation.

For more information on Silver Lake, see Note 17 - Commitments and Contingencies to our Notes to Consolidated Financial Statements.

Other Matters

Research and Development

The only business segment of Integrys Energy Group that incurred noteworthy levels of research and development costs in 2006 was WPSC's electric operations. Electric research and development expenditures for WPSC totaled $0.3 million for 2006, $0.7 million for 2005, and $0.7 million for 2004. These expenditures were primarily charged to electric operations as incurred.

Customer Segmentation

In 2006, paper production facilities and one wholesale customer (a private utility that primarily provides power to other paper mills) accounted for 17.1% of Integrys Energy Group's regulated electric revenues and 17.7% of the regulated electric revenues of WPSC. Paper companies made up 18 of the 100 largest electric customers of WPSC, with the largest single paper company providing less than 2% of WPSC's total electric revenues.

In 2006, residential sales accounted for 38.9% of the regulated electric revenues of Integrys Energy Group and 37.7% of the electric revenues of WPSC.

Seasonality

The electric sales of WPSC generally follow a seasonal pattern due to the air conditioning requirements of customers that are primarily impacted by the variability of summer temperatures. Electric sales at UPPCO follow no significant seasonal trend due to cooler climate conditions in the Upper Peninsula of Michigan.

Generally during the winter months, the purchase price of fuel (natural gas and fuel oil) for heating load and generation production is heavily influenced by weather and the availability of baseload generation units within the MISO energy market.  Sustained colder-than-normal weather and unexpected extended generation outages can influence fuel supply and demand, impacting the production costs at WPSC's natural gas and oil-fired facilities, as well as natural gas supply commitments under power purchase agreements. For WPSC, the impact on production costs is managed through its Energy Market Risk Management Plan, described under Natural Gas Supply - Generation on the previous page.

Competition

The electric energy market in Wisconsin is regulated by the PSCW. Retail electric customers currently do not have the ability to choose their electric supplier. However, in order to increase sales, utilities work to attract new commercial/industrial customers into their service territory. As a result, there is competition among utilities to keep energy rates low. Wisconsin utilities have continued to refine regulated tariffs in order to provide customers with the true cost of electric energy to each class of customer by reducing or eliminating rate subsidies among different ratepayer classes. Although Wisconsin electric energy markets are regulated, utilities still face competition from other energy sources.

Michigan electric energy markets are open to competition, although a competitive market has not yet developed in the Upper Peninsula of Michigan primarily due to a lack of excess generation and transmission system capacity.

Working Capital Requirements

For information on capital requirements related to Integrys Energy Group’s regulated electric operations see Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources - WPSC.

Integrys Energy Group
Regulated Electric Segment Operations Statistics
	2006	2005	2004
Operating revenues (Millions)
Residential	$352.9	$355.1	$320.4
Small commercial and industrial	325.2	282.4	254.2
Large commercial and industrial	221.6	209.3	189.7
Resale and other	199.7	190.3	132.3
Total	$1,099.4	$1,037.1	$896.6
Kilowatt-hour sales (Millions)
Residential	3,144.8	3,127.4	3,273.4
Small commercial and industrial	4,146.2	4,170.0	3,771.3
Large commercial and industrial	4,499.0	4,471.8	4,457.1
Resale and other	4,135.3	3,890.9	2,963.9
Total	15,925.3	15,660.1	14,465.7
Customers served (End of period)
Residential	421,021	424,099	420,915
Small commercial and industrial	58,810	51,155	50,752
Large commercial and industrial	268	282	276
Resale and other	890	1,246	1,238
Total	480,989	476,782	473,181

WPSC
Regulated Electric Segment Operations Statistics
	2006	2005	2004
Operating revenues (Millions)
Residential	$315.2	$319.4	$286.0
Small commercial and industrial	296.9	255.2	227.8
Large commercial and industrial	203.8	193.3	174.7
Resale and other	174.7	165.0	112.7
Total	$990.6	$932.9	$801.2
Kilowatt-hour sales (Millions)
Residential	2,871.1	2,850.3	2,999.6
Small commercial and industrial	3,896.6	3,919.8	3,521.0
Large commercial and industrial	4,228.5	4,264.1	4,225.9
Resale and other	3,733.3	3,503.7	2,746.9
Total	14,729.5	14,537.9	13,493.4
Customers served (End of period)
Residential	374,895	377,921	374,961
Small commercial and industrial	53,248	45,509	45,108
Large commercial and industrial	258	269	263
Resale and other	611	916	908
Total	429,012	424,615	421,240

C. REGULATED NATURAL GAS OPERATIONS

WPSC provides regulated natural gas service to nearly 300 municipalities in northeastern Wisconsin and adjacent portions of Michigan's Upper Peninsula. Beginning July 1, 2006, MERC began providing regulated natural gas distribution services in 165 cities and communities throughout Minnesota. Beginning April 1, 2006, MGUC began providing natural gas distribution services to 147 cities and communities in the southern portion of lower Michigan.

Revenues, volumes, customers and plant assets for regulated natural gas operations of Integrys Energy Group were as follows:

	2006	2005	2004
Natural Gas Revenues (Millions)
Wisconsin	$443.8	$514.6	$414.7
Michigan	110.1	7.4	6.2
Minnesota	123.0	-	-
Total	$676.9	$522.0	$420.9

Natural Gas Volumes (Million Therms)
Wisconsin	683.6	740.4	750.7
Michigan	207.6	16.0	16.6
Internal electric generation	27.6	70.8	34.0
Minnesota	348.5	-	-
Total	1,267.3	827.2	801.3

Customers
Wisconsin	306,293	302,191	300,297
Michigan	171,017	5,349	5,351
Minnesota	206,838	-	-
Total	684,148	307,540	305,648

Plant Assets (Millions)
Wisconsin	$563.3	$536.3	$498.3
Michigan	281.4	6.4	6.1
Minnesota	278.9	-	-
Total	$1,123.6	$542.7	$504.4

Facilities

For information regarding our natural gas facilities, see Item 2 - Properties in this Annual Report on Form 10-K.

Natural Gas Supply

WPSC, MERC and MGUC manage portfolios of natural gas supply contracts, storage services and pipeline transportation services designed to meet their varying load pattern at the lowest reasonable cost. Annual natural gas supply needs for WPSC, MERC and MGUC are estimated at approximately 900 million therms.

WPSC

WPSC contracts for fixed-term firm natural gas supplies with approximately ten natural gas suppliers each year (in the United States and Canada) to meet the November through March winter period demand of firm system sales customers. To supplement natural gas supplies and minimize risk, WPSC purchases additional natural gas supplies on the monthly spot market through fixed-term firm contracts rather than on the daily spot market. As of December 31, 2006, WPSC's domestic natural gas supply contracts had remaining terms of up to two months and its Canadian natural gas supply contracts had remaining terms of up to three months. WPSC intends to contract for domestic natural gas supplies for terms of two years or less to minimize potential stranded natural gas supply contract costs in the event retail natural gas deregulation proceeds in Wisconsin.

Under current regulatory practice, the PSCW and the MPSC allow WPSC to pass the prudently incurred cost of natural gas on to customers on a dollar-for-dollar basis through a purchased gas adjustment clause. Changes in the cost of natural gas are reflected in both gas revenues and gas purchases, thus having little or no impact on net income.

WPSC contracts with ANR Pipeline Company for firm underground natural gas storage capacity located in Michigan and with Nexen and Peoples Energy Resources Corporation (following the recently completed merger, now a subsidiary of Integrys Energy Group) in Illinois. WPSC has approximately 116 million therms of firm natural gas storage capacity in Michigan and approximately 17 million therms of firm natural gas storage capacity in Illinois. Besides providing the ability to manage significant changes in daily natural gas demand, storage also provides WPSC with the ability to purchase natural gas at high load factors on a year-round basis, thus lowering supply cost volatility. In 2006, natural gas from storage provided approximately 63% of WPSC's supply on winter peak days, approximately 35%  of its winter sales volumes and approximately 26% of its total annual sales volumes under normal weather conditions. WPSC also contracts with third-party natural gas suppliers for high deliverability storage. This high deliverability storage capacity is designed to deliver natural gas when other supplies cannot be delivered during extremely cold weather in the producing areas, which can temporarily limit wellhead natural gas supplies.

WPSC holds firm long-term transportation capacity contracts on the ANR Pipeline. The majority of these contracts expire in 2010. WPSC also holds firm transportation capacity with Viking Gas Transmission Company to deliver natural gas from its interconnection with TransCanada Pipelines near Emerson, Manitoba to the interconnection of Viking Gas Transmission with ANR Pipeline near Marshfield, Wisconsin. The Canadian natural gas suppliers at Emerson hold firm capacity on TransCanada Pipelines from Emerson back into the Canadian production areas in Alberta, Canada. WPSC contracts with Viking Gas Transmission Company expire in 2010. These contracts provide WPSC sufficient contracted pipeline transportation capacity to fully meet the annual and daily requirements of its customers.

MGUC

MGUC contracts for natural gas supplies with approximately 11 natural gas suppliers each year. MGUC's supply requirements are met through a combination of storage (contracted and indigenous), fixed price purchases made prior to the start of the heating season and monthly natural gas index related purchases. During particularly cold periods, MGUC has contracted for and may purchase some supply based on daily pricing. This purchasing methodology reduces MGUC's exposure to the price volatility of the daily supply market. As of December 31, 2006, MGUC's fixed price and index related natural gas supply contracts had terms expiring in March 2007 and March 2008. Through the coming months, MGUC will contract for the remainder of next year's annual and winter fixed price supply requirements. MGUC generally limits its purchases to the current and ensuing year, thus minimizing potential stranded natural gas supply contract costs.

Under current regulatory practice, the MPSC allows MGUC to pass the prudently incurred cost of natural gas on to customers on a dollar-for-dollar basis through a purchased gas adjustment clause. Changes in the cost of natural gas are reflected in both natural gas revenues and natural gas purchases, thus having little or no impact on net income.

MGUC contracts with ANR Pipeline Company and Washington 10 Storage Corporation for firm underground natural gas storage capacity located in Michigan. Additionally, MGUC has company-owned storage located in the central part of its distribution system. MGUC has approximately 52 million therms of firm natural gas storage capacity under contract and 36 million therms of firm natural gas storage capacity located on its distribution system. Besides providing the ability to manage significant changes in daily natural gas demand, storage also provides MGUC with the ability to purchase natural gas at high load factors on a year-round basis, thus lowering supply cost volatility. During 2006-2007, natural gas from storage represents approximately one-third of MGUC's portfolio.

MGUC has firm long-term transportation capacity contracts with ANR Pipeline, Panhandle Eastern Pipeline and Michigan Consolidated Gas Company. These contracts expire at staggered intervals of 2008, 2009 and 2012. The staggered expiration dates allow MGUC to adjust contracted transport volumes as dictated by customer and system needs. These contracts provide MGUC sufficient contracted pipeline transportation capacity to fully meet the annual, daily and peak requirements of its customers.

MERC

MERC contracts for fixed-term firm natural gas supplies with approximately eight natural gas suppliers each year (in the United States and Canada) to meet the November through March winter period demand of firm system sales customers. MERC's annual requirements are met through a combination of physical fixed price purchases and storage (40%), natural gas call options and physical index purchases. To supplement natural gas supplies and minimize risk, MERC purchases additional natural gas supplies on the monthly spot market through fixed-term firm contracts. During periods of colder than normal weather, purchasing natural gas in the daily spot market may be necessary. As of December 31, 2006, MERC's domestic and Canadian natural gas supply contracts had remaining terms of up to three months. MERC intends to contract for domestic natural gas supplies for terms of one year or less to minimize potential stranded natural gas supply contract costs.

Under current regulatory practice, the MPUC allows MERC to pass the prudently incurred cost of natural gas on to customers on a dollar-for-dollar basis through a purchased gas adjustment clause. Changes in the cost of natural gas are reflected in both natural gas revenues and natural gas purchases, thus having little or no impact on net income.

MERC contracts with NNG Pipeline Company for firm underground natural gas storage capacity located in Iowa. MERC also contracts with Nexen Marketing USA and Tenaska Marketing Ventures for storage services on Northern Natural Gas, Great Lakes Gas Transmission, Viking Gas Transmission and Centra pipelines. MERC has approximately 43 million therms of firm natural gas storage capacity in Iowa and approximately 11 million therms of firm natural gas storage capacity with Nexen and Tenaska. Besides providing the ability to manage significant changes in daily natural gas demand, storage also provides MERC with the ability to purchase natural gas at high load factors on a year-round basis, thus lowering supply cost volatility. In 2006, natural gas from storage provided approximately 30% of MERC's supply on winter peak days, approximately 23% of its winter sales volumes and approximately 21% of its total annual sales volumes under normal weather conditions.

MERC holds firm long-term transportation capacity contracts with Northern Natural Gas pipeline. The majority of these contracts expire in 2014. MERC also holds firm transportation capacity with Great Lakes Gas Transmission to deliver natural gas from its interconnection with TransCanada Pipelines near Emerson, Manitoba to MERC firm gas customers on Great Lakes Gas Transmission. MERC contracts with Great Lakes Gas Transmission expire in 2010. MERC also holds firm transportation capacity with Viking Gas Transmission to deliver natural gas from its interconnection with TransCanada Pipelines near Emerson, Manitoba to MERC firm natural gas customers on Viking Gas Transmission. MERC contracts with Viking Gas Transmission expire in 2014. MERC also holds firm transportation capacity with Centra Transmission Holdings to deliver natural gas from its interconnection with TransCanada Pipelines near Spruce, Manitoba to MERC firm natural gas customers on Centra Transmission Holdings. MERC contracts with Centra Transmission Holdings expire in 2008. The Canadian natural gas suppliers at Emerson hold firm capacity on TransCanada Pipelines from Emerson back into the Canadian production areas in Alberta, Canada. These contracts provide MERC sufficient contracted pipeline transportation capacity to fully meet the annual and daily requirements of its customers.

Regulatory Matters

The natural gas retail rates of WPSC are regulated by the PSCW and the MPSC. Natural gas rates of MGUC are regulated by the MPSC and rates of MERC are regulated by the MPUC.

For additional information, see Note 23 to Integrys Energy Group's Consolidated Financial Statements - Regulatory Environment.

Other Matters

Customer Segmentation

In 2006, the largest single industry natural gas customer of WPSC comprised less than 3% of natural gas revenues. WPSC residential customers accounted for approximately 76% of its natural gas revenues in 2006.

Seasonality

The gas throughput of WPSC, MERC and MGUC follows a seasonal pattern due to the heating requirements of customers that is primarily impacted by the variability in winter temperatures.

Competition

Integrys Energy Group's regulated natural gas operations face competition with other entities and forms of energy in varying degrees, particularly for large commercial and industrial customers who have the ability to switch between natural gas and alternate fuels. Due to the volatility of natural gas prices, WPSC, MERC and MGUC have seen customers with dual fuel capability switch to alternate fuels for short periods of time, then switch back to natural gas as market rates change. Interruptible natural gas sales and natural gas transportation service is offered for customers to enable them to reduce their energy costs. Transportation customers purchase their natural gas directly from third-party natural gas suppliers at market prices and contract with WPSC, MERC and MGUC to transport the natural gas from pipelines to their facilities. Additionally, some customers still purchase their natural gas commodity directly from WPSC, MERC and MGUC but have elected to do so on an interruptible basis, as a means to reduce their costs. Customers continue to switch between firm system supply, interruptible system supply and transportation service each year as the economics and service options change.

Working Capital Requirements

For information on capital requirements related to the regulated natural gas operations of Integrys Energy Group see Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources - WPSC.

Integrys Energy Group
Regulated Natural Gas Segment Operations Statistics
	2006	2005	2004
Operating Revenues (Millions)
Residential	$401.4	$291.9	$244.9
Small commercial and industrial	104.0	79.3	51.3
Large commercial and industrial	114.3	58.4	60.7
Other	57.2	92.4	64.0
Total	$676.9	$522.0	$420.9
Therms Delivered (Millions)
Residential	351.5	241.6	248.1
Small commercial and industrial	99.4	75.0	58.9
Large commercial and industrial	131.3	95.8	108.6
Other	27.6	70.8	34.0
Total therm sales	609.8	483.2	449.6
Transportation	657.5	344.0	351.7
Total	1,267.3	827.2	801.3
Customers Served (End of period)
Residential	620,502	279,288	277,484
Small commercial and industrial	49,024	25,617	23,914
Large commercial and industrial	13,723	2,034	3,655
Other	1	1	-
Transportation customers	898	600	595
Total	684,148	307,540	305,648

WPSC
Regulated Natural Gas Segment Operations Statistics
	2006	2005	2004
Operating Revenues (Millions)
Residential	$254.9	$291.9	$244.9
Small commercial and industrial	73.2	79.3	51.3
Large commercial and industrial	67.4	58.4	60.7
Other	48.3	92.4	64.0
Total	$443.8	$522.0	$420.9
Therms Delivered (Millions)
Residential	217.0	241.6	248.1
Small commercial and industrial	71.0	75.0	58.9
Large commercial and industrial	78.1	95.8	108.6
Other	27.6	70.8	34.0
Total therm sales	393.7	483.2	449.6
Transportation	332.2	344.0	351.7
Total	725.9	827.2	801.3
Customers Served (End of period)
Residential	283,415	279,288	277,484
Small commercial and industrial	26,217	25,617	23,914
Large commercial and industrial	1,381	2,034	3,655
Other	1	1	-
Transportation customers	606	600	595
Total	311,620	307,540	305,648
Average Therm Price (Cents)
Residential	117.44	120.50	98.73
Small commercial and industrial	103.17	105.79	87.11
Large commercial and industrial	88.61	97.82	78.24

D. NONREGULATED ENERGY SERVICES

Integrys Energy Services, a subsidiary of Integrys Energy Group, offers retail and wholesale products, primarily natural gas and electric power, in nonregulated energy markets in the United States and Canada concentrating its operations in the northeast quadrant of the United States and adjacent portions of Canada as well as Texas and Alberta, Canada. Integrys Energy Services has recently opened an office in Denver Colorado that will support the offering of wholesale electric products in the Midwest and Western regions. Integrys Energy Services currently owns and operates, through its subsidiaries, electric generation facilities in Wisconsin, Maine, Pennsylvania and New York in the United States and New Brunswick in Canada, a 23.3% interest in a synthetic fuel processing facility located in Kentucky and steam production facilities located in Arkansas and Oregon.

Integrys Energy Services and its subsidiaries provide energy supply solutions, products and strategies that enable customers to manage energy needs while capitalizing on opportunities resulting from deregulated markets.

Integrys Energy Services and its subsidiaries market energy products in the retail market serving commercial and industrial customers, as well as "aggregated" small commercial and residential customers and standard offer service. Aggregated customers are associations or groups of customers, which have joined together to negotiate purchases of electric or natural gas energy as a larger group. Additionally, Integrys Energy Services markets energy products directly to small end users in deregulated markets.

Integrys Energy Services' operations in the wholesale market focus on the execution and optimization of structured transactions with large end-users, regulated local distribution companies, pipelines, storage companies and other nonregulated energy marketing and trading companies. Integrys Energy Services utilizes derivative instruments, including forwards, futures, options and swaps, to manage its exposures within defined risk limits.

Energy revenues, volumes and assets are as follows:

	2006	2005	2004
Electric Revenues (Millions)
United States	$448.3	$625.5	$570
Canada	0.3	0.1	1
Total	$448.6	$625.6	$571
Gas Revenues (Millions)
United States	$2,847.3	$2,715.8	$1,977
Canada	1,863.2	1,973.5	1,052
Total	$4,710.5	$4,689.3	$3,029
Electric Volumes (Million Megawatt Hours)
United States	5.0	8.1	10.2
Canada	0.5	-	0.1
Total	5.5	8.1	10.3
Gas Volumes (Billion Cubic Feet)
United States	359.1	298.7	321
Canada	278.4	256.8	191
Total	637.5	555.5	512
Assets (Millions)
United States	$2,189.2	$1,749.5	$967
Canada	547.5	693.4	424
Total	$2,736.7	$2,442.9	$1,391

Integrys Energy Services manages its exposure to market risks in accordance with the limits and approvals established in its risk management and credit policies. The Market Risk Oversight Committee, comprised of cross-functional members of management and senior leadership, monitor compliance with these policies.

Integrys Energy Services' direct ownership of generation facilities allows for more efficient management of the market risk associated with its generation capabilities and related contracts to provide electric energy. Integrys Energy Services focuses on effective economic dispatch and risk management strategies in order to enhance the returns of its generation facilities.

For more information on the trading and risk management activities of Integrys Energy Services see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation Introduction, Integrys Energy Group - Integrys Energy Services and Market Price Risk Management Activities - Integrys Energy Group.

Facilities

At December 31, 2006, Integrys Energy Services owned and operated electric generation facilities in the Midwest and Northeast regions of the United States with a total rated capacity of approximately 413 megawatts. In January 2007, Integrys Energy Services sold its subsidiary WPS Niagara Generation, LLC which owned the 50-megawatt Niagara Falls generation facility. The sale of this facility reduced the production capacity of Integrys Energy Services to approximately 363 megawatts.

As part of the asset management strategy of Integrys Energy Group, Integrys Energy Services continues to explore opportunities regarding the future of its electric generation facilities. Opportunities include, but are not limited to purchase, sales or development of certain facilities, joint ventures and long-term contracts. Opportunities change and develop with the dynamics of the markets in which Integrys Energy Services operates.

Integrys Energy Services' Beaver Falls generation facility is currently out of service as a result of damage to its turbine blades. Integrys Energy Services has begun repairs on the facility. Total cost of the repairs, net of insurance coverage, is expected to be approximately $5.8 million and the unit is expected to be back in service in June 2007.

For additional information regarding generation facilities of Integrys Energy Services, see Item 2 - Properties in this Annual Report on Form 10-K.

Fuel Supply

Integrys Energy Services' fuel inventory policy varies for each generation facility depending on the type of fuel used and available natural gas storage facilities. In 2007, Integrys Energy Services' merchant coal-fired generation facilities consisted of its Westwood and Stoneman facilities. These plants burned approximately 424,000 tons of coal and culm in 2006. Actual fuel needs in 2007 will depend on market conditions and operational capability of these facilities.

Integrys Energy Services' Westwood facility burns waste coal left behind by mining operations and has several years supply on site. All fuel is located within a seven-mile radius of the plant.

The Stoneman facility currently has all of its 2007 coal needs under contract with options for 2008 fuel needs.

Integrys Energy Services provides all natural gas supply for the natural gas-fired facilities in Beaver Falls, Syracuse and Combined Locks and currently has adequate transport and supply arrangements for projected 2007 needs.

Licenses

Integrys Energy Services is a FERC licensed power marketer with import/export authorization through the DOE. Integrys Energy Services on its own, or through certain of its subsidiaries, is registered to sell retail electric service in the states of Connecticut, Delaware, Texas, New Hampshire, Illinois, Maine, Massachusetts, Michigan, New York, Ohio, Pennsylvania, Rhode Island and Virginia in the United States and the provinces of Ontario and Alberta in Canada.

Integrys Energy Services, on its own, or through certain of its subsidiaries, is registered to sell natural gas in the states of Illinois, Iowa, Michigan, Ohio, Pennsylvania, New York and Alberta, Canada. Integrys Energy Services also sells natural gas in Wisconsin where no license is required. Integrys Energy Services' subsidiary, Integrys Energy Services of Canada Corp., is registered to do business in the Canadian provinces of Alberta, British Columbia, Manitoba, Nova Scotia, Ontario, Quebec and Saskatchewan.

Integrys Energy Services, or certain of its subsidiaries, are also members of the following regional transmission operators and North American Electric Reliability Council reliability regions:

•	Independent Electricity System Operator (located in Ontario);
•	Electric Reliability Council of Texas;
•	ISO New England;
•	MISO;
•	New Brunswick System Operator;
•	Northern Maine Independent System Administrator;
•	New York Independent System Operator; and
•	PJM Interconnection.

Integrys Energy Services consolidated its retail electric business in Michigan by taking assignment of the retail power sale agreements of its Michigan subsidiary, Quest Energy L.LC., effective January 1, 2007. Integrys Energy Services, as an authorized Alternate Electric Supplier, will continue to participate in the Electric Choice program in Michigan.

For more information on the legislative activity in Michigan and Ohio and its impact on Integrys Energy Services, see the discussion on Industry Restructuring in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

All the FERC hydroelectric facility licenses held by Integrys Energy Services subsidiaries are current. The 33-megawatt hydroelectric facility owned in New Brunswick, Canada, is not subject to licensing.

Other Matters

Customer Segmentation

Although Integrys Energy Services is not dependent on any one customer, a significant percentage of its retail sales volume is derived from industries related to:

•	Paper and allied products;
•	Food and kindred products;
•	Chemicals and paint; and
•	Steel and foundries.

Integrys Energy Services' concentration of sales in any single market sector is decreasing as it expands into the Illinois, Texas and northeast United States retail electric markets and eastern Canada retail natural gas markets.

Seasonality

Integrys Energy Services believes that its business, in the aggregate, is not seasonal, even though certain products sell more heavily in some seasons than in others. Sales of natural gas generally peak in the winter months, while sales of electric energy generally peak in the summer months. Generally in the summer months, the demand for electric energy is high, which increases the price at which energy can be sold. In periods of high residential fuel consumption, (generally the winter months), the purchase price of oil and natural gas increases, which increases the production costs at Integrys Energy Services' gas- and oil-fired generation facilities. Integrys Energy Services' business is volatile as a result of market conditions and the related market opportunities available to its customers.

Competition

Integrys Energy Services is a nonregulated energy marketer that competes against regulated utilities, large energy trading companies and other energy marketers. Integrys Energy Services competes with other energy providers on the basis of price, reliability, service, financial strength, consumer convenience, performance and reputation. The nonregulated energy market has seen a decrease in the number of large energy providers and there continues to be consolidation of small energy marketers. The liquidity in the nonregulated energy market continues to improve with the increase of well-capitalized wholesale market participants. Although this increases competition, it creates a more efficient market, creating more opportunities for Integrys Energy Services in the nonregulated markets.

Working Capital

Currently, capital requirements of Integrys Energy Services are provided through equity infusions, long-term debt and short-term debt by its parent company, Integrys Energy Group. The working capital needs of Integrys Energy Services vary significantly over time due to volatility in commodity prices (including margin calls), levels of natural gas inventories, the structure of wholesale transactions, the price of natural gas and alternative energy opportunities available to its customers. Integrys Energy Group provides guarantees for Integrys Energy Services' supply contracts. These guarantees provide the credit support needed to participate in the nonregulated energy market.

See Management's Discussion and Analysis of Financial Condition and Results of Operation for additional information regarding working capital needs of nonregulated operations.

E. ENVIRONMENTAL MATTERS

For information on environmental matters related to Integrys Energy Group and any of its subsidiaries, see Note 17 - Commitments and Contingencies to our Notes to Consolidated Financial Statements.

F. CAPITAL REQUIREMENTS

For information on capital requirements related to Integrys Energy Group, see Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources - Integrys Energy Group.

For information on capital requirements related to WPSC, see Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources - WPSC.

G. EMPLOYEES

At December 31, 2006, Integrys Energy Group and its subsidiaries had the following employees:

	Electric Utility	Natural Gas Utility	Common Utility	Nonregulated	Total
WPSC	219	131	1,962		2,312
MERC		221			221
MGUC		181			181
UPPCO	170				170
Integrys Energy Services				387	387
Integrys Energy Group				55	55
Total	389	533	1,962	442	3,326

Local 310 of the International Union of Operating Engineers represents 1,087 WPSC employees. The current Local 310 collective bargaining agreement expired on October 21, 2006. A new tentative agreement has been negotiated. A vote on ratification is expected in the first quarter of 2007. WPSC and Local 310 continue to operate under the expired labor agreement.

Local 510 of the International Brotherhood of Electrical Workers, AFL CIO, represents approximately 130 employees at UPPCO. The current collective bargaining agreement expires on April 19, 2008.

MGUC has labor contracts with two unions; Local 12295 of the United Steelworkers of America, AFL CIO CLC, and Local 417 of the Utility Workers Union of America, AFL CIO. Local 12295 of the United Steelworkers of America, AFL CIO CLC, represents approximately 83 employees at MGUC. In January 2007, MGUC and Local 12295 agreed to a three-year contract, which will expire on January 15, 2010. Local 417 of the Utility Workers Union of America, AFL CIO, represents approximately 35 employees at MGUC. Their current collective bargaining agreement expires on February 15, 2008.

Local 31 of the International Brotherhood of Electrical Workers, AFL CIO, represents approximately 44 employees at MERC. The current collective bargaining agreement expires on May 31, 2007.

H. AVAILABLE INFORMATION

Integrys Energy Group and WPSC file with the SEC:

•	Annual Reports on Form 10-K;
•	Quarterly Reports on Form 10-Q;
•	Integrys Energy Group proxy statements;
•	Registration statements, including prospectuses;
•	Current Reports on Form 8-K; and
•	Any amendments to these documents.

Integrys Energy Group and WPSC make these reports available free of charge, on Integrys Energy Group's Internet web site, as soon as reasonably practicable after they are filed with the SEC. Integrys Energy Group's Internet address is www.integrysgroup.com. Statements and amendments posted on Integrys Energy Group's web site do not include access to exhibits and supplemental schedules electronically filed with the reports or amendments. Integrys Energy Group and WPSC are not including the information contained on or available through their web sites as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

You may also obtain materials filed with the SEC by Integrys Energy Group and WPSC at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. To obtain information on the operation of the Public Reference Room, you may call 1-800-SEC-0330. You may also view reports, proxy statements and other information regarding Integrys Energy Group and WPSC (including exhibits), filed with the SEC, at their web site at www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, as well as the other information included or incorporated by reference in this Annual Report on Form 10-K, when making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or that we currently believe to be immaterial may also adversely affect us.

We may not successfully integrate pending or future acquisitions into our operations or otherwise achieve the anticipated benefits of those acquisitions.

As part of our growth strategy, we continue to pursue a disciplined acquisition strategy. While we expect to identify cost savings and growth opportunities before we acquire companies or assets, we may not be able to achieve these anticipated benefits due to, among other things:

•	Delays or difficulties in completing the integration of acquired companies or assets;
•	Higher than expected costs or a need to allocate additional resources to manage unexpected operating difficulties;
•	Parameters imposed or delays caused by regulatory agencies;
•	Reliance on inaccurate assumptions in evaluating the expected benefits of a given acquisition;
•	Inability to retain key employees or customers of acquired companies; and
•	Assumption of liabilities not identified in the due diligence process.

These risks apply to our recently completed acquisition of Aquila's Michigan and Minnesota natural gas distribution operations as well as our merger with Peoples Energy which closed on February 21, 2007.

Integrys Energy Group and Peoples Energy entered into the merger agreement with the expectation that the merger would result in various benefits, including, among other things, synergies, cost savings and operating efficiencies. Although we expect to achieve these anticipated benefits of the merger, achieving them is subject to a number of uncertainties, including:

•
the extent to which regulatory authorities will require the combined company to share a disproportionate amount of the expected or achieved synergies of the merger with customers, any of which may have an adverse effect on the combined company;

•
resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting Integrys Energy Group’s regulated businesses, including the rate treatment of synergies and the cost to achieve those synergies;

•	the ability of the two companies to combine certain of their operations or take advantage of expected growth opportunities;
•	general market and economic conditions;
•	general competitive factors in the marketplace; and
•	higher than expected costs required to achieve the expected synergies.

No assurance can be given that these benefits will be achieved or, if achieved, the timing of their achievement. Failure to achieve these anticipated benefits could result in increased costs and decreases in the amount of expected revenues or net income of the combined company.

The integration of Peoples Energy following the merger will present significant challenges that may result in a decline in the anticipated potential benefits of the merger.

The merger involves the combination of two companies that previously operated independently. The difficulties of combining the companies' operations include, but are not limited to:

•	combining the best practices of two companies, including utility operations, non-regulated energy marketing operations and staff functions;
•	the necessity of coordinating geographically separated organizations, systems and facilities;
•	integrating personnel with diverse business backgrounds and organizational cultures;

•	reducing the costs associated with each company's operations; and
•	preserving important relationships of both companies and resolving potential conflicts that may arise.

The process of combining operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company's businesses and the possible loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with the integration of the two companies' operations could have an adverse effect on the business, results of operations, financial condition or prospects of the now combined company.

Integrys Energy Group expects the merger to generate potential pre-tax cost synergy savings of $94 million for the combined company on an annualized basis by the end of the fifth full year of operations following completion of the merger (excluding costs of integration). These savings may not be realized within the time periods contemplated, or at all.

Integrys Energy Group will incur significant transaction, merger-related and restructuring costs in connection with the merger with Peoples Energy.

Integrys Energy Group expects to incur costs associated with combining the operations of two companies, as well as transaction fees and other costs related to the merger. Integrys Energy Group will also incur restructuring and integration costs in connection with the merger. The estimated total cost of accomplishing the merger and achieving synergies and cost savings is approximately $186 million in transaction and integration costs (excluding internal labor costs), most of which will be incurred through 2010. The costs related to restructuring will be treated as a liability and will be included in the total purchase price or expensed as a cost of the ongoing results of operations, depending on the nature of the restructuring activity. Although Integrys Energy Group expects the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, to offset incremental transaction, merger-related and restructuring costs over time, any net benefit may not be achieved in the near term, or at all.

Integrys Energy Group has recorded goodwill that could become impaired and adversely affect the company's operating results.

The merger with Peoples Energy and the acquisition of gas distribution assets from Aquila are accounted for as purchases by Integrys Energy Group in accordance with generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities will be recorded at their respective fair values at the date of acquisition and added to those of Integrys Energy Group. The reported financial condition and results of operations of Integrys Energy Group issued after completion of the merger will reflect Peoples Energy balances and results after completion of the merger, but will not be restated retroactively to reflect the historical financial position or results of operations of Peoples Energy for periods prior to the merger. Following completion of the merger, the earnings of the combined company will reflect purchase accounting adjustments.

Under the purchase method of accounting, the total purchase price will be allocated to Peoples Energy's tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date the merger was completed. The excess of the purchase price over those fair values will be recorded as goodwill. We expect that the merger will result in a significant amount of goodwill based upon the application of purchase accounting. To the extent the value of goodwill or intangibles becomes impaired, Integrys Energy Group may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on the combined company's operating results.

Integrys Energy Group’s oil and natural gas producing operations involve many risks associated with estimates and assumptions used in making capital expenditure decisions.

In addition to the operational risks described above, the oil and natural gas drilling operations are also subject to the risk of not encountering commercially productive reservoirs and Integrys Energy Group may not recover all or any portion of its investment in those wells. Drilling for natural gas and oil can be unprofitable, not only because of dry holes but also due to wells that are productive but do not produce sufficient net reserves to return a profit at then realized prices after deducting drilling, operating, production taxes and other costs.

In addition, estimating quantities of proved natural gas and oil reserves is a complex process that involves significant interpretations of technical data and assumptions that result in reserve estimates being inherently imprecise. Integrys Energy Group utilizes a 10% discount factor when estimating the value of its reserves, as prescribed by the SEC, and this may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which the production business or the natural gas and oil industry, in general, are subject. Any significant variations from the interpretations or assumptions used in the estimates or changes of conditions could cause the estimated quantities and net present value of the Integrys Energy Group’s reserves to differ materially from amounts disclosed in this document.

We are subject to changes in government regulation, which may have a negative impact on our business, financial position and results of operations.

We are subject to comprehensive regulation by several federal and state regulatory agencies, which significantly influences our operating environment and may affect our ability to recover costs from utility customers. In particular, the PSCW, MPSC, MPUC, FERC, SEC, EPA, Minnesota Office of Pipeline Safety and the WDNR regulate many aspects of our utility operations, including siting and construction of facilities, conditions of service, the issuance of securities and the rates that we can charge customers. We are required to have numerous permits, approvals and certificates from these agencies to operate our business. On February 21, 2007, the merger with Peoples Energy was closed. Peoples Energy's primary regulated natural gas distribution subsidiaries are subject to regulation by the ICC.

The rates our regulated utilities are allowed to charge for their retail and wholesale services are some of the most important items influencing our business, financial position, results of operations and liquidity.

We are unable to predict the impact on our business and operating results from the future regulatory activities of any of these agencies. Changes in regulations or the imposition of additional regulations may require us to incur additional expenses or change business operations, which may have an adverse impact on our results of operations. In addition, federal regulatory reforms may produce unexpected changes and costs in the public utility industry.

We may not complete construction projects within estimated project costs.

WPSC is currently in the process of constructing the 500-megawatt Weston 4 base-load generation facility at an estimated cost of $779 million (including the coal trains). WPSC is responsible for 70% of these costs. This and other projects also may be subject to joint ownership or operation agreements, completion of which will impact estimated project costs.

This a very large and complex construction project, subject to numerous unpredictable events that could affect our ability to timely complete construction within estimated costs. We may not be able to meet these construction estimates due to, among other things:

•	Fluctuating or unanticipated construction costs;
•	Supply delays;
•	Legal claims; and
•	Environmental regulation.

We may not utilize Section 29/45K synthetic fuel production tax credits.

We have significantly reduced our consolidated federal income tax liability for the past several years through tax credits available to us under Section 29/45K of the Internal Revenue Code for the production and sale of solid synthetic fuel from coal. We have not fully utilized Section 29/45K tax credits previously available to us. Our ability to fully utilize the Section 29/45K tax credits available to us in connection with our interest in the production facility will depend on whether the amount of our federal taxable income and related income tax liability is sufficient to permit the use of such credits. The Internal Revenue Service strictly enforces compliance with all of the technical requirements of Section 29/45K. Section 29/45K tax credits are currently scheduled to expire at the end of 2007.

Any disallowance of some or all of those tax credits could materially affect our tax obligations and may also result in a reduction of the level of synthetic fuel production at the facility, thus reducing the likelihood and amount of future payments from other participants in the project. Future tax legislation and Internal Revenue Service review may also affect the value of the credits and of our share of the facility. At this time, we cannot predict the potential for or the outcome of any Internal Revenue Service review.

Our operations are subject to risks beyond our control, including but not limited to weather, terrorist attacks or related acts of war.

Our revenues are affected by the demand for electricity and natural gas. That demand can vary greatly based upon:

•	Weather conditions, seasonality and temperature extremes;
•	Fluctuations in economic activity and growth in our regulated service areas, as well as areas in which our nonregulated subsidiaries operate; and
•	The amount of additional energy available from current or new competitors.

Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities.

In addition, the cost of repairing damage to our facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events, in excess of reserves established for such repairs, may adversely impact our results of operations, financial condition and cash flows. The occurrence or risk of occurrence of future terrorist activity and the high cost or potential unavailability of insurance to cover such terrorist activity may impact our results of operations and financial condition in unpredictable ways. These actions could also result in disruptions of power and fuel markets. In addition, our natural gas distribution system and pipelines could be directly or indirectly harmed by future terrorist activity.

Costs of environmental compliance, liabilities, fines, penalties and litigation could exceed our estimates.

Compliance with current and future federal and state environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations. Integrys Energy Group cannot predict with certainty the amount and timing of all future expenditures (including the potential or magnitude of fines or penalties) related to environmental matters because of the difficulty of estimating clean-up and compliance costs and the possibility that changes will be made to the current environmental laws and regulations. Any future changes in the interpretation of the Clean Air Act's New Source Review provisions could potentially increase operating and maintenance costs substantially.

On March 15, 2005, the EPA, adopted the Clean Air Mercury Rule, which is intended to reduce mercury emissions from coal-fired generation plants. The EPA has also issued the Clean Air Interstate Rule requiring reductions of sulfur dioxide and nitrogen oxide emissions. In addition, the possibility exists of future regulation of greenhouse gases emitted from generation facilities. Integrys Energy Group cannot be certain how these rules will affect it. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liabilities on all potentially responsible parties.

Citizen groups that feel there are compliance issues not sufficiently enforced by environmental regulatory agencies may bring citizen enforcement actions against us. Such actions could seek penalties, injunctive relief and costs of litigation.

Any change in our ability to sell electricity generated from our nonregulated facilities at market-based rates may impact earnings.

The FERC has authorized us to sell generation from our nonregulated facilities at market prices. The FERC retains the authority to modify or withdraw our market based rate authority. If the FERC determines that the market is not workably competitive, that we possess market power or that we are not charging just and reasonable rates, it may require our nonregulated subsidiaries to sell power at a price based upon the costs incurred in producing the power. Our revenues and profit margins may be negatively affected by any reduction by the FERC of the rates we may receive.

Fluctuating commodity prices may reduce regulated and nonregulated energy margins.

Our regulated energy margins are directly affected by commodity costs related to coal, natural gas and other fuels used in the electric generation process. The commodity price of market purchases of electricity also directly affects our regulated energy margins.

Higher commodity prices increase energy prices and may impact customer demand for energy in the nonregulated market and increase counterparty risk. This may stress margins at our nonregulated subsidiaries.

Integrys Energy Services may experience increased expenses, including interest costs and uncollectibles, higher working capital requirements and possibly some reduction in volumes sold as a result of any increase in the cost of fuel or purchased power. If market prices for electric energy decline below the cost of production at our nonregulated facilities, these units may be temporarily shut down and alternative sources of energy would need to be found to meet energy commitments economically.

A reduction in our credit ratings could materially and adversely affect our business, financial position, results of operations and liquidity.

We cannot be sure that any of our credit ratings will remain in effect for any given period of time or that a credit rating will not be lowered by a rating agency if, in its judgment, circumstances in the future so warrant. Any downgrade could:

•	Increase our borrowing costs;
•	Require us to pay a higher interest rate in future financings and possibly reduce the potential pool of creditors;
•	Increase our borrowing costs under certain of our existing credit facilities;
•	Limit our access to the commercial paper market; and
•	Limit the availability of adequate credit support for Integrys Energy Services' operations.

Actual results could differ from estimates used to prepare our financial statements.

In preparing the financial statements in accordance with generally accepted accounting principles, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex and actual results could differ from those estimates. For more information about these estimates and assumptions, see ''Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies'' in this Annual Report on Form 10-K.

The use of derivative instruments could result in financial losses and liquidity constraints.

We use derivative instruments, including futures, forwards, options and swaps, to manage our commodity and financial market risks. In addition, we purchase and sell commodity-based contracts in the natural gas and electric energy markets for trading purposes. In the future, we could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these contracts involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts. Additionally, realized values could differ from values determined by management.

For additional information concerning derivatives and commodity-based trading contracts, see Note 3 - Risk Management Activities in this Annual Report on Form 10-K.

We are subject to provisions that can limit merger and acquisition opportunities for our shareholders.

The Wisconsin Public Utility Holding Company Law precludes the acquisition of 10% or more of the voting shares of a holding company of a Wisconsin public utility unless the PSCW has first determined that the acquisition is in the best interests of utility consumers, investors and the public. Those interests may, to some extent, be mutually exclusive. This provision and other requirements of the Wisconsin Public Utility Holding Company Law may delay, or reduce the likelihood of, a sale or change of control thus reducing the likelihood that shareholders will receive a takeover premium for their shares.

Provisions of our articles of incorporation and bylaws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer or proxy contest involving our company that is not approved by our board of directors, even if the shareholders believe that such events may be beneficial to their interests. In addition, the Wisconsin Business Corporation Law contains provisions that may have the effect of delaying or making more difficult attempts by others to obtain control of our company without the approval of our board of directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

A. REGULATED

WPSC Facilities

The following table summarizes information on the electric generation facilities of WPSC, including owned or jointly owned facilities as of December 31, 2006:

Type	Name	Location	Fuel	Rated Capacity (Megawatts)	(a)

Steam	Pulliam (6 units)	Green Bay, WI	Coal	378.5
	Weston (3 units)	Wausau, WI	Coal	475.8
	Columbia Units 1 and 2	Portage, WI	Coal	354.1	(b)
	Edgewater Unit 4	Sheboygan, WI	Coal	100.9	(b)
Total Steam				1,309.3

Hydroelectric	Alexander	Lincoln County, WI	Hydro	2.2
	Caldron Falls	Marinette County, WI	Hydro	6.8
	Castle Rock	Adams County, WI	Hydro	12.9	(b)
	Grand Rapids	Menominee County, WI	Hydro	3.3
	Grandfather Falls	Lincoln County, WI	Hydro	17.2
	Hat Rapids	Oneida County, WI	Hydro	0.6
	High Falls	Marinette County, WI	Hydro	1.1
	Jersey	Lincoln County, WI	Hydro	0.2
	Johnson Falls	Marinette County, WI	Hydro	0.9
	Merrill	Lincoln County, WI	Hydro	1.0
	Otter Rapids	Vilas County, WI	Hydro	0.3
	Peshtigo	Marinette County, WI	Hydro	0.2
	Petenwell	Adams County, WI	Hydro	8.2	(b)
	Potato Rapids	Marinette County, WI	Hydro	0.4
	Sandstone Rapids	Marinette County, WI	Hydro	0.8
	Tomahawk	Lincoln County, WI	Hydro	2.3
	Wausau	Marathon County, WI	Hydro	2.9
Total Hydroelectric				61.3

Combustion	De Pere Energy Center	De Pere, WI	Natural Gas	184.2
Turbine and	Eagle River	Eagle River, WI	Distillate Fuel Oil	4.1
Diesel	Oneida Casino	Green Bay, WI	Distillate Fuel Oil	3.9
	Juneau #31	Adams County, WI	Distillate Fuel Oil	7.3	(b)
	West Marinette #31	Marinette, WI	Natural Gas	39.5
	West Marinette #32	Marinette, WI	Natural Gas	39.0
	West Marinette #33	Marinette, WI	Natural Gas	52.2	(b)
	Weston #31	Marathon County, WI	Natural Gas	16.1
	Weston #32	Marathon County, WI	Natural Gas	49.5
	Pulliam #31	Green Bay, WI	Natural Gas	75.4
Total Combustion Turbine and Diesel				471.2

Wind	Lincoln	Kewaunee County, WI	Wind	1.7
	Glenmore (2 units)	Brown County, WI	Wind	-
Total Wind				1.7

Total System				1,843.5

(a)
Based on capacity ratings for July 2007. As a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand, the summer period is the most relevant for capacity planning purposes.

(b)
These facilities are jointly owned by WPSC and various other utilities. Wisconsin Power and Light Company operates the Columbia and Edgewater units. Wisconsin River Power Company operates the Castle Rock, Petenwell and Juneau units. WPSC and Marshfield Electric and Water Department jointly own West Marinette 33, which WPSC operates. The capacity indicated is our portion of total plant capacity based on the percent of ownership.

As of December 31, 2006, WPSC owned 120 distribution substations and 21,323 miles of electric distribution lines.

Natural gas properties include approximately 7,694 miles of main, 86 gate and city regulator stations and 289,651 lateral services. All natural gas facilities are located in Wisconsin except for distribution facilities in and near the City of Menominee, Michigan.

Substantially all of WPSC's utility plant is subject to a first mortgage lien.

UPPCO Facilities

The following table summarizes information on the electric generation facilities of UPPCO as of December 31, 2006:
Type	Name	Location	Fuel	Rated Capacity (Megawatts)	(a)

Steam	Warden	L'Anse, MI	Gas	18.8	(b)
Total Steam				18.8

Hydroelectric	Victoria (2 units)	Ontonagon County, MI	Hydro	10.6
	Hoist (3 units)	Marquette County, MI	Hydro	1.2
	McClure (2 units)	Marquette County, MI	Hydro	3.8
	Prickett (2 units)	Houghton County, MI	Hydro	0.4
	Autrain (2 units)	Alger County, MI	Hydro	0.5
	Cataract	Marquette County, MI	Hydro	0.3
	Escanaba #1	Delta County, MI	Hydro	1.0
	Escanaba #3	Delta County, MI	Hydro	1.2
	Boney Falls	Delta County, MI	Hydro	1.3
Total Hydroelectric				20.3

Combustion Turbine	Portage	Houghton, MI	Oil	19.7
	Gladstone	Gladstone, MI	Oil	20.3
Total Combustion Turbine				40.0

Total System				79.1

(a)	Based on July 2007 rated capacity.
(b)
The J. H. Warden station was taken out of service on January 1, 1994. The facility was put into service for a short period after the Dead River Flood in 2004 and is now once again in standby or inactive reserve status.

UPPCO owns 3,070 miles of electric distribution lines.

Substantially all of UPPCO's utility plant is subject to a first mortgage lien.

MERC

Natural gas properties include approximately 4,323 miles of main. Substantially all natural gas facilities are located in Minnesota.

MGUC

Natural gas properties include approximately 3,562 miles of distribution main, 159 miles of transmission main and 27 gate and city regulator stations. MGUC also owns a 3.6 billion cubic foot natural gas storage field. All natural gas facilities are located in Michigan.

B. NONREGULATED

Integrys Energy Group, Inc.

Asset Management Strategy

Integrys Energy Group's asset management strategy includes the continual evaluation of all properties and businesses held by Integrys Energy Group to identify their best use. Integrys Energy Group will evaluate whether the best use of the property or business is in current operations or if sale and reinvestment of proceeds is in the best interest of Integrys Energy Group, its shareholders and customers.

As part of this strategy, in April 2006, Integrys Energy Group completed the sale of its one-third interest in Guardian Pipeline, L.L.C., to Northern Border Partners, L.P. for approximately $38.5 million with an after-tax gain of $3.7 million.

In 2005, UPPCO identified approximately 7,300 acres of excess land associated with its hydroelectric facilities. In December 2005, UPPCO sold 1,366 acres of land along the Bond Falls Reservoir, Boney Falls Basin and Cataract Basin, which were no longer needed for operations of UPPCO. UPPCO is currently working with various interested parties to develop a sales strategy for the remainder of these properties.

In 2006, Integrys Energy Services sold its 81.5% interest in a 3 billion cubic foot natural gas storage field in Kimball, Michigan for $19.9 million and recognized a $5.4 million after-tax gain from the sale.

In July 2006, Integrys Energy Services sold its subsidiary Sunbury Generation, LLC to Corona Power, LLC. Sunbury Generation's primary asset was the Sunbury generation plant, located in Shamokin Dam, Pennsylvania. The gross proceeds received from the plant were approximately $34 million with a total after-tax gain of $12.5 million.

In January 2007, Integrys Energy Services completed the sale of WPS Niagara Generation, LLC, for approximately $31 million, subject to post closing adjustments. The after-tax gain on this transaction is approximately $15 million.

Integrys Energy Services Generation Facilities

The following table summarizes information on the electric generation facilities owned by Integrys Energy Services, including jointly owned facilities as of December 31, 2006:

Type	Name	Location	Fuel	Rated Capacity (Megawatts)	(a)

Steam	Caribou	Caribou, ME	Oil	21.7	(b)
	Niagara Falls	Niagara Falls, NY	Coal	50.1	(c)
	Stoneman	Cassville, WI	Coal	45.4
	Westwood	Tremont, PA	Culm	30.0
Total Steam				147.2

Combined Cycle	Syracuse	Syracuse, NY	Gas/Oil	86.4
	Beaver Falls	Beaver Falls, NY	Gas/Oil	78.9
	Combined Locks	Combined Locks, WI	Gas	46.8	(d)
Total Combined Cycle				212.1

Hydroelectric	Tinker	New Brunswick, Canada	Hydro	34.5
	Squa Pan	Ashland, ME	Hydro	1.2
	Caribou	Caribou, ME	Hydro	0.9
Total Hydroelectric				36.6

Combustion Turbine	Caribou	Caribou, ME	Diesel	7.0
and Diesel	Tinker	New Brunswick, Canada	Diesel	1.0
	Flo's Inn	Presque Isle, ME	Diesel	4.2
	Loring	Limestone, ME	Diesel	5.1
Total Combustion Turbine and Diesel				17.3

Total System				413.2

(a)	Based on summer rated capacity.

(b)	Caribou Steam Unit 1 was reactivated on December 12, 2006 at 9 megawatts. Caribou Steam Unit 2 was reactivated on January 6, 2006 for a total (Units 1 and 2) of 21.7 megawatts.

(c)	The Niagara Falls facility was sold on January 31, 2007.

(d)	Integrys Energy Services also has an additional five megawatts of capacity available at this facility through the lease of an additional steam turbine.

ITEM 3. LEGAL PROCEEDINGS

For information on material legal proceedings and matters related to Integrys Energy Group and its subsidiaries, see Note 17 - Commitments and Contingencies to Integrys Energy Group's Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of shareholders on December 6, 2006, the shareholders of Integrys Energy Group approved the issuance of shares of its common stock (approximately 32 million shares) as contemplated by the Agreement and Plan of Merger, dated as of July 8, 2006 among WPS Resources Corporation, Wedge Acquisition Corp. and Peoples Energy Corporation. Also on December 6, 2006, the shareholders approved an amendment to Integrys Energy Group’s restated articles of incorporation to change its name from WPS Resources to Integrys Energy Group, Inc. The final vote was:

Votes	Approve the Issuance of Shares	Approve Amendment to Articles of Incorporation
For	28,909,885	28,135,047
Against	1,018,890	1,758,283
Abstain	13,319,597	13,355,042
Total	43,248,372	43,248,372

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANTS

A. Executive Officers of Integrys Energy Group as of January 1, 2007

Name and Age		Position and Business Experience During Past Five Years	Effective Date

Larry L. Weyers	61	Chairman, President and Chief Executive Officer	02-12-98

Thomas P. Meinz	60	Executive Vice President - Public Affairs	09-12-04
		Senior Vice President - Public Affairs	12-24-00

Phillip M. Mikulsky	58	Executive Vice President - Development	09-12-04
		Senior Vice President - Development	02-12-98

Joseph P. O'Leary	52	Senior Vice President and Chief Financial Officer	06-04-01

Bernard J. Treml	57	Senior Vice President - Human Resources	12-19-04
		Vice President - Human Resources	02-12-98

Diane L. Ford	53	Vice President - Controller and Chief Accounting Officer	07-11-99

Barbara A. Nick	48	Vice President - Corporate Services	07-18-04
		Assistant Vice President - Corporate Services	04-14-02
		Manager - Corporate Services	11-20-00

Bradley A. Johnson	52	Vice President and Treasurer	07-18-04
		Treasurer	06-23-02
		Assistant Treasurer	04-01-01

Barth J. Wolf	49	Secretary and Manager - Legal Services	09-19-99

NOTE:
All ages are as of December 31, 2006. None of the executives listed above are related by blood, marriage, or adoption to any of the other officers listed or to any director of the Registrants. Each officer holds office until his or her successor has been duly elected and qualified, or until his or her death, resignation, disqualification, or removal.

B. Executive Officers of WPSC as of January 1, 2007

Name and Age		Position and Business Experience During Past Five Years	Effective Date

Larry L. Weyers	61	Chairman and Chief Executive Officer	08-15-04
		Chairman, President and Chief Executive Officer	04-14-02
		Chairman and Chief Executive Officer	02-12-98

Lawrence T. Borgard	45	President and Chief Operating Officer - Energy Delivery	08-15-04
		Vice President - Distribution and Customer Service	11-25-01

Charles A. Schrock	53	President and Chief Operating Officer - Generation	08-15-04
		Senior Vice President of WPS Resources Corporation	09-14-03
		President of WPS Power Development, Inc.	11-11-01

Thomas P. Meinz	60	Executive Vice President - Public Affairs	09-12-04
		Senior Vice President - Public Affairs	12-24-00

Joseph P. O'Leary	52	Senior Vice President and Chief Financial Officer	06-04-01

Bernard J. Treml	57	Senior Vice President - Human Resources	12-19-04
		Vice President - Human Resources	05-09-94

David W. Harpole	51	Vice President - Energy Supply - Projects	02-14-04
		Vice President - Energy Supply	04-14-02
		Assistant Vice President Energy Supply	11-12-00

Diane L. Ford	53	Vice President - Controller and Chief Accounting Officer	07-11-99

Bradley A. Johnson	52	Vice President and Treasurer	07-18-04
		Treasurer	06-23-02
		Assistant Treasurer	04-01-01

Barth J. Wolf	49	Secretary and Manager - Legal Services	09-19-99

NOTE:
All ages are as of December 31, 2006. None of the executives listed above are related by blood, marriage, or adoption to any of the other officers listed or to any director of the Registrants. Each officer holds office until his or her successor has been duly elected and qualified, or until his or her death, resignation, disqualification, or removal.

PART II

ITEM 5.	MARKET FOR REGISTRANTS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Integrys Energy Group, Inc. Common Stock Two-Year Comparison

Share Data	Dividends Per Share	Price Range
		High	Low

2006
1st Quarter	$ .565	$57.75	$49.02
2nd Quarter	.565	51.60	47.39
3rd Quarter	.575	52.88	47.67
4th Quarter	.575	54.83	49.18
Total	$2.280

2005
1st Quarter	$ .555	$54.90	$47.67
2nd Quarter	.555	56.90	51.11
3rd Quarter	.565	60.00	54.50
4th Quarter	.565	58.95	51.50
Total	$2.240

Integrys Energy Group common stock is traded on the New York Stock Exchange under the ticker symbol "TEG." Integrys Energy Group is the sole holder of WPSC's common stock.

Dividend Restrictions

For information on dividend restrictions related to Integrys Energy Group and any of its subsidiaries, see Note 21 - Common Equity to Integrys Energy Group's Notes to Consolidated Financial Statements.

Common Stock

Listed:	New York Stock Exchange

Ticker Symbol:	TEG

Transfer Agent and Registrar:	American Stock Transfer & Trust Company 59 Maiden Lane New York, NY 10038

As of February 22, 2006, there were 37,683 common stock shareholders of record.

See Item 11 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

INTEGRYS ENERGY GROUP, INC.
COMPARATIVE FINANCIAL STATEMENTS AND
FINANCIAL AND OTHER STATISTICS (2002 TO 2006)

As of or for Year Ended December 31
(Millions, except per share amounts, stock price, return on average equity
and number of shareholders and employees)	2006 (3)	2005	2004	2003	2002

Total revenues (1)	$6,890.7	$6,825.5	$4,876.1	$4,309.8	$1,456.6

Income from continuing operations	151.6	150.6	156.6	110.7	119.1

Income available for common shareholders	155.8	157.4	139.7	94.7	109.4

Total assets	6,861.7	5,462.5	4,376.8	4,292.3	3,671.2

Preferred stock of subsidiaries	51.1	51.1	51.1	51.1	51.1

Long-term debt and capital lease obligation (excluding current portion)(2)	1,287.2	867.1	865.7	871.9	824.4

Shares of common stock (less treasury stock
and shares in deferred compensation trust)
Outstanding	43.1	39.8	37.3	36.6	31.8
Average	42.3	38.3	37.4	33.0	31.7

Earnings per common share (basic)
Income from continuing operations	$3.51	$3.85	$4.10	$3.26	$3.66
Earnings per common share	$3.68	$4.11	$3.74	$2.87	$3.45
Earnings per common share (diluted)
Income from continuing operations	3.50	3.81	4.08	3.24	3.63
Earnings per common share	3.67	4.07	3.72	2.85	3.42
Dividend per share of common stock	2.28	2.24	2.20	2.16	2.12

Stock price at year-end	$54.03	$55.31	$49.96	$46.23	$38.82
Book value per share	$35.61	$32.76	$29.30	$27.40	$24.62
Return on average equity	10.6%	13.6%	13.5%	11.5%	14.6%
Number of common stock shareholders	19,837	20,701	21,358	22,172	22,768
Number of employees	3,326	2,945	3,048	3,080	2,963

(1) Approximately $1,127 million of the increase in revenue in 2003 compared to 2002 related to Integrys Energy Services' required adoption of FASB's Emerging Issues
Task Force No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," effective January 1, 2003.

(2) At December 31, 2001, there was a $72.1 million long-term capital lease obligation recorded in Integrys Energy Group's financial statements related to an agreement with Calpine Corporation to purchase power from Calpine's De Pere Energy Center. The capital lease was extinguished in December 2002 when Integrys Energy
Group completed the purchase of the De Pere Energy Center.

(3) Includes the impact of the acquisition of natural gas distribution assets from Aquila by MGUC on April 1, 2006 and MERC on July 1, 2006.

WISCONSIN PUBLIC SERVICE CORPORATION
COMPARATIVE FINANCIAL STATEMENTS AND
FINANCIAL STATISTICS (2002 TO 2006)

As of or for Year Ended December 31
(Millions, except weather information)	2006	2005	2004	2003	2002

Operating revenues	$1,434.4	$1,454.9	$1,222.1	$1,129.1	$1,007.6
Earnings on common stock	99.0	81.4	104.8	78.9	83.1
Total assets	2,956.6	2,686.5	2,768.6	2,577.7	2,324.2
Long-term debt (excluding current portion)	631.6	507.6	508.0	507.8	442.5

Weather information
Cooling degree days	521	649	328	351	586
Cooling degree days as a percent of normal	110.1%	135.2%	66.7%	72.2%	122.9%
Heating degree days	6,785	7,401	7,546	7,883	7,509
Heating degree days as a percent of normal	88.5%	96.2%	97.6%	102.2%	96.9%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION - INTEGRYS ENERGY GROUP

Integrys Energy Group is a diversified holding company operating through subsidiaries that provide energy and related services. Our wholly owned subsidiaries at December 31, 2006 included four regulated utilities, WPSC, UPPCO, MGUC, and MERC. Another wholly owned subsidiary, WPS Resources Capital Corporation, is a holding company for our nonregulated subsidiary, Integrys Energy Services.

Strategic Overview

The focal point of Integrys Energy Group's business plan is the creation of long-term value for our shareholders and our customers through growth, operational excellence, asset management, risk management, and the continued emphasis on reliable, competitively priced, and environmentally sound energy and energy related services. We are seeking growth of our regulated and nonregulated portfolio and placing an emphasis on regulated growth.  A discussion of the essential components of our business strategy is set forth below.

Maintain and Grow a Strong Regulated Utility Base - We are focusing on growth in our regulated operations. A strong regulated utility base is important in order to maintain a strong balance sheet, predictable cash flows, a desired risk profile, attractive dividends, and quality credit ratings, which are critical to our success. Integrys Energy Group believes the following recent developments have helped, or will help, maintain and grow its regulated utility base:

•
In February 2007, we consummated the merger with Peoples Energy Corporation. Upon completion of the merger, WPS Resources changed its name to Integrys Energy Group. As a result of the merger, Peoples Energy Corporation is now a wholly owned subsidiary of Integrys Energy Group. See Note 6, "Acquisitions and Sales of Assets," for more information.

•
WPSC is expanding its regulated generation fleet in order to meet growing electric demand and ensure continued reliability. Construction of the 500-megawatt coal-fired Weston 4 base-load power plant located near Wausau, Wisconsin, continues in partnership with DPC.

•
In 2006 we completed the acquisition of Aquila's natural gas distribution operations in Michigan and Minnesota. The addition of these regulated assets in close proximity to Integrys Energy Group's existing regulated electric and natural gas operations in Wisconsin and Michigan has transitioned Integrys Energy Group to a larger and stronger regional energy company.

•	We have invested in ATC and received additional equity interest as consideration for funding a portion of the Duluth, Minnesota, to Wausau, Wisconsin, transmission line.

•
WPSC continues to invest in environmental projects to improve air quality and meet the requirements set by environmental regulators. Capital projects to construct and upgrade equipment to meet or exceed required environmental standards are planned each year.

Integrate Resources to Provide Operational Excellence - Integrys Energy Group is committed to integrating resources of its regulated business units and also its nonregulated business units, while maintaining any and all applicable regulatory and legal restrictions. This will provide the best value to all customers by leveraging the individual capabilities and expertise of each unit and assist in lowering costs for certain activities.

•
The merger with Peoples Energy will align the best practices and expertise of both companies and result in efficiencies by eliminating redundant and overlapping functions and systems. The merger is expected to ultimately result in annual cost savings of approximately $87 million in the corporate and regulated businesses and $7 million in the nonregulated business. We anticipate achieving these ongoing synergies approximately five years from the closing date of the merger. One-time costs to achieve the synergies are expected to be approximately $186 million.

•
At our regulated business units, we are optimally sourcing work and combining resources to achieve best practices at WPSC, UPPCO, MGUC, and MERC in order to achieve operational excellence and sustainable value for customers and shareholders.

•
An initiative we call "Competitive Excellence" is being deployed across Integrys Energy Group and its subsidiaries. Competitive Excellence strives to eliminate work that does not provide value for customers. This will create more efficient processes, improve the effectiveness of employees, and reduce costs. Competitive Excellence will be utilized to help Integrys Energy Group achieve the anticipated synergies in the merger with Peoples Energy.

Strategically Grow Nonregulated Businesses - Integrys Energy Services will grow its electric and natural gas business (through strategic hiring and acquisitions, penetration in existing markets, and new product offerings) by targeting growth in areas where it has market expertise. Integrys Energy Services also focuses on optimizing the operational efficiency of its existing portfolio of assets and pursues compatible development projects that strategically fit with its customer base and market expertise. We expect our nonregulated operations to provide between 20% and 30% of our earnings, on average, in the future.

•
The merger with Peoples Energy combines the complementary nonregulated energy marketing businesses of both companies. By combining the energy marketing businesses, we have more strategic opportunities to grow current nonregulated services by focusing on combined nonregulated retail and wholesale operations and disciplined risk management processes to create a stronger, more competitive, and better balanced growth platform for our nonregulated business.

•
In the fourth quarter of 2006, Integrys Energy Services hired experienced personnel and put in the infrastructure to establish a wholesale electric product offering in Denver, Colorado. Operations will begin in 2007 with a focus on the MISO, PJM, Ontario (ESCO), and Western Systems Coordinating Council (WSCC) markets.

•
Integrys Energy Services began developing a retail electric product offering in the Mid-Atlantic market (Pennsylvania, Delaware, Washington DC, Maryland, and New Jersey) in 2006. Having been presented with a good opportunity to leverage its infrastructure throughout the northeastern United States, Integrys Energy Services hired experienced personnel in the Mid-Atlantic region and will shortly begin signing up customers. Delivery of power to these customers is expected in the second quarter of 2007. Integrys Energy Services currently has a market presence in this region by servicing wholesale electric customers.

•
In 2006, Integrys Energy Services began offering retail electric products to large commercial and industrial customers in Illinois, New Hampshire, and Rhode Island and delivered a total of 449,823 megawatt-hours, 132,753 megawatt-hours, and 36,184 megawatt-hours, respectively, to each in 2006. In 2005, Integrys Energy Services was only offering natural gas products and energy management services to customers in Illinois and did not offer retail electric products in New Hampshire and Rhode Island. In September 2006, Integrys Energy Services won an Illinois auction bid to serve additional customers beginning in 2007, which will further expand Integrys Energy Services' wholesale electric business.

•
Integrys Energy Services began developing a product offering in the Texas retail electric market in late 2005. Entry into Texas, with its thriving market structure, provides Integrys Energy Services with an opportunity to leverage the infrastructure and capability Integrys Energy Services developed to provide products and services that it believes customers will value. Integrys Energy Services started to deliver power to these customers in July 2006, and delivered a total of 177,692 megawatt-hours to these customers in 2006. Integrys Energy Services continues to increase both its customer base (by signing up new enrollments) and volumes in the Texas retail electric market.

•
Integrys Energy Services began marketing electric products to customers in Massachusetts in 2005 and has had initial success in signing up commercial and industrial customers. Retail volumes contributed by Massachusetts in 2006 were 184,560 megawatt-hours.

•	Integrys Energy Services continues to grow its retail natural gas business in Canada and Ohio through the addition of new customers.

Place Strong Emphasis on Asset and Risk Management - Our asset management strategy calls for the continuous assessment of our existing assets as well as a focus on the acquisition of assets that complement our existing business and strategy. This strategy also calls for a focus on the disposition of assets, including plants and entire business units, which are either no longer strategic to ongoing operations, are not performing as needed, or the disposition of which would reduce our risk profile. We maintain a portfolio approach to risk and earnings.

•
The combination of Integrys Energy Group and Peoples Energy creates a larger, stronger, and more competitive regional energy company. This merger, along with the 2006 acquisition of the Michigan and Minnesota natural gas distribution operations from Aquila, diversifies the company's regulatory risk due to the expansion of utility operations to multiple jurisdictions.

•
On February 21, 2007, subsequent to its merger with Peoples Energy Corporation, Integrys Energy Group announced its commitment to the sale of Peoples Energy Corporation's oil and natural gas production business. The divesture of the oil and natural gas production business will lower Integrys Energy Group's business risk profile and provide funds to reduce debt.

•
In 2007, Integrys Energy Services will develop a new landfill gas project, Winnebago Energy Center Development. Winnebago Energy Center Development is a 6.5-megawatt project near Rockford, Illinois, and will consist of installing gas cleanup equipment and engines to collect and burn landfill gas at the site to generate electricity. Integrys Energy Services will then sell the electricity in the PJM marketplace. The project is initially expected to cost approximately $9 million and, if we have initial project success, has the potential to expand to an 8-megawatt facility in 2009.

•
In January 2007, Integrys Energy Services sold WPS Niagara Generation, LLC to a subsidiary of US Renewables Group, LLC for approximately $31 million. WPS Niagara Generation, LLC owned a 50-megawatt Niagara Falls generation facility located in the Niagara Mowhawk Frontier region in Niagara Falls, New York. The pre-tax gain on the sale was approximately $25 million and was recorded in the first quarter of 2007.

•
On July 26, 2006, Integrys Energy Services completed the sale of Sunbury Generation, LLC to Corona Power, LLC, for approximately $34 million. Sunbury Generation's primary asset was the Sunbury generation facility located in Pennsylvania. The transaction resulted in a pre-tax gain of approximately $20 million in 2006. In addition, approximately $13 million of cash tax benefits are expected to be accelerated over the next few years, depending on the use of the alternative minimum tax credits. Integrys Energy Services management had been evaluating Sunbury's future since 2004 and after carefully reviewing alternatives and current business conditions, determined that the sale was the best alternative.

•
In April 2006, a subsidiary of Integrys Energy Group completed the sale of its one-third interest in Guardian Pipeline, LLC to Northern Border Partners, LP for $38.5 million. The transaction resulted in a pre-tax gain of $6.2 million which was recorded in the second quarter of 2006. We believe the sale provides a good opportunity to redeploy the proceeds into other investment opportunities, providing value to our shareholders.

•
In April 2006, Integrys Energy Services sold WPS ESI Gas Storage, LLC, which owns a natural gas storage field located in the Kimball Township, St. Clair County, Michigan, for approximately $20 million and recognized a pre-tax gain of $9.0 million in the second quarter of 2006. Integrys Energy Services utilized this facility primarily for structured wholesale natural gas transactions as natural gas storage spreads presented arbitrage opportunities. Integrys Energy Services was not actively marketing this facility for sale, but believed the price offered was above the value it would realize from continued ownership of the facility.

•	We continue to evaluate alternatives for the sale of real estate holdings we have identified as no longer needed for our operations.

Our risk management strategy, in addition to asset risk management, includes the management of market, credit, and operational risk through the normal course of business. Forward purchases and sales of electric capacity, energy, natural gas, and other commodities allow for opportunities to secure prices in a volatile energy market.

Business Operations

Our regulated and nonregulated businesses have distinct competencies and business strategies. They offer differing energy and energy related products and services, and experience a wide array of risks and challenges. Our regulated utilities derive revenues primarily from the purchase, production, distribution, and sale of electricity and the purchase, distribution, and sale of natural gas to retail customers. The regulated utilities also provide wholesale electric service to numerous utilities and cooperatives for resale. Our nonregulated business offers natural gas, electric, and alternate fuel supplies, as well as energy management and consulting services, to retail and wholesale customers in various areas of the United States and portions of Canada. The market risks and challenges of our business are discussed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

Integrys Energy Services' marketing and trading operations manage power and natural gas procurement as an integrated portfolio with its retail and wholesale sales commitments and sale of generation from power plants. The table below discloses future natural gas and electric sales volumes under contract at Integrys Energy Services as of December 31, 2006. Integrys Energy Services expects that its ultimate sales volumes in 2007 and beyond will exceed the volumes shown in the table below as it continues to seek growth opportunities and as existing customers who do not have long-term contracts continue to buy their short-term requirements from Integrys Energy Services.

Forward Contracted Volumes at 12/31/2006 (1)	01/01/07 to 12/31/07	01/01/08 to 12/31/08	After 12/31/08

Wholesale sales volumes - billion cubic feet	135.6	19.2	6.7
Retail sales volumes - billion cubic feet	193.5	50.5	37.0
Total natural gas sales volumes	329.1	69.7	43.7

Wholesale sales volumes - million kilowatt-hours	30,564	11,096	8,036
Retail sales volumes - million kilowatt-hours	6,846	2,421	1,674
Total electric sales volumes	37,410	13,517	9,710
(1)
These tables represent physical sales contracts for natural gas and electric power for delivery or settlement in future periods; however, there is a possibility that some of the contracted volumes reflected in the above table will be net settled. Management has no reason to believe that gross margins that will be generated by these contracts will vary significantly from those experienced historically.

For comparative purposes, the future natural gas and electric sales volumes under contract at December 31, 2005, are shown below. The actual electric and natural gas sales volumes for the twelve months ended December 31, 2006, and 2005 are disclosed within Results of Operations - Integrys Energy Group, Integrys Energy Services Segment Operations below.

Forward Contracted Volumes at 12/31/2005 (1)	01/01/06 to 12/31/06	01/01/07 to 12/31/07	After 12/31/07

Wholesale sales volumes - billion cubic feet	107.3	13.2	4.3
Retail sales volumes - billion cubic feet	171.1	39.7	40.3
Total natural gas sales volumes	278.4	52.9	44.6

Wholesale sales volumes - million kilowatt-hours	13,240	4,144	3,160
Retail sales volumes - million kilowatt-hours	1,962	391	126
Total electric sales volumes	15,202	4,535	3,286
(1)
This table represents physical sales contracts for natural gas and electric power for delivery or settlement in future periods; however, there is a possibility that some of the contracted volumes reflected in the above table could be net settled.

Both retail and wholesale forward natural gas volumes under contract have increased as of December 31, 2006, compared to December 31, 2005. The increase in retail natural gas volumes under contract was driven by lower natural gas prices providing opportunities for Integrys Energy Services to enter into supply contracts with customers in existing markets. Increased volatility in natural gas prices and high natural gas storage spreads (future natural gas sales prices were higher than the near term price of natural gas) increased the profitability of natural gas transactions, driving the increase in wholesale natural gas sales volumes under contract at December 31, 2006, compared to December 31, 2005. Wholesale electric volumes under contract increased significantly at December 31, 2006. The increase in wholesale electric sales volumes was mostly related to the continued expansion of Integrys Energy Services' wholesale electric business, with a focus on physical, customer-based purchase and sale agreements in areas where it has market expertise. The emphasis Integrys Energy Services is placing on its originated wholesale customer electric business is producing encouraging results and, as a result, Integrys Energy Services has recently entered into numerous contracts to provide electricity to wholesale customers in the future. Retail electric sales volumes under contract have also increased at December 31, 2006. In 2006, Integrys Energy Services expanded its retail electric product offering in Illinois, New Hampshire, Rhode Island, Massachusetts, and Texas. Integrys Energy Services previously did not offer retail electric products, or offered few products, to these areas and expects to continue to build retail electric sales in these markets by continuing to attract new customers.

Integrys Energy Services employs credit policies to mitigate its exposure to credit risk. As a result of these credit policies, Integrys Energy Services has not experienced significant write-offs from its large wholesale counterparties to date. The table below summarizes Integrys Energy Services' wholesale counterparty credit exposure, categorized by maturity date, as of December 31, 2006. At December 31, 2006, Integrys Energy Services had exposure with one investment grade counterparty that was more than 10% of net exposure. Net exposure with this counterparty was $51.7 million and is included in the table below.

Counterparty Rating (Millions) (1)	Exposure (2)	Exposure Less Than 1 Year	Exposure 1 to 3 Years	Exposure 4 to 5 years

Investment grade - regulated utility	$84.1	$64.0	$20.0	$0.1
Investment grade - other	252.6	200.6	26.7	25.3

Non-investment grade - regulated utility	-	-	-	-
Non-investment grade - other	-	-	-	-

Non-rated - regulated utility (3)	1.5	1.5	-	-
Non-rated - other (3)	88.4	69.0	19.1	0.3

Exposure	$426.6	$335.1	$65.8	$25.7
(1)
The investment and non-investment grade categories are determined by publicly available credit ratings of the counterparty or the rating of any guarantor, whichever is higher. Investment grade counterparties are those with a senior unsecured Moody's rating of Baa3 or above or a Standard & Poor's rating of BBB- or above.

(2)
Exposure considers netting of accounts receivable and accounts payable where netting agreements are in place as well as netting mark-to-market exposure. Exposure is before consideration of collateral from counterparties. Collateral, in the form of cash and letters of credit, received from counterparties totaled $99.7 million at December 31, 2006, $63.8 million from investment grade counterparties, and $35.9 million from non-rated counterparties.

(3)
Non-rated counterparties include stand-alone companies, as well as unrated subsidiaries of rated companies without parental credit support. These counterparties are subject to an internal credit review process.

RESULTS OF OPERATIONS - INTEGRYS ENERGY GROUP

2006 Compared with 2005

Integrys Energy Group Overview

Integrys Energy Group's 2006 and 2005 results of operations are shown in the following table:

Integrys Energy Group's Results (Millions, except share amounts)	2006	2005	Change

Income available for common shareholders	$155.8	$157.4	(1.0%)
Basic earnings per share	$3.68	$4.11	(10.5%)
Diluted earnings per share	$3.67	$4.07	(9.8%)

Income available for common shareholders was $155.8 million ($3.67 diluted earnings per share) for the year ended December 31, 2006, compared to $157.4 million ($4.07 diluted earnings per share) for the year ended December 31, 2005. Significant factors impacting the change in earnings and earnings per share were as follows (and are discussed in more detail thereafter):

•
Electric utility earnings increased $21.3 million, from $64.2 million for the year ended December 31, 2005, to $85.5 million for the year ended December 31, 2006. Fuel and purchased power costs that were less than what was recovered in rates during the year ended December 31, 2006, compared to fuel and purchased power costs that were more than were recovered in rates during the same period in 2005 (the under collection in 2005 was primarily due to the impact the 2005 hurricanes had on natural gas prices), contributed an estimated $14 million after-tax, year-over-year increase in earnings. In addition, a PSCW ruling, which disallowed recovery of costs that were deferred related to the 2004 Kewaunee nuclear plant outage as well as a portion of the loss on the Kewaunee sale, resulted in the write-off of $13.7 million of regulatory assets in 2005. The write-off of these regulatory assets in 2005 resulted in an after-tax reduction in earnings in 2005 of approximately $8 million. The retail electric rate increases at both WPSC and UPPCO also had a positive year-over-year impact on earnings. Prior to its 2006 rate increase, UPPCO did not have a rate increase since 2002. These increases were partially offset by unfavorable weather conditions in 2006, compared to 2005, which had an estimated $9 million year-over-year negative after-tax impact on electric utility earnings.

•
Results from natural gas utility operations decreased $15.5 million, from earnings of $13.2 million for the year ended December 31, 2005, to a net loss of $2.3 million in 2006. A combined net loss of approximately $11 million related to the results of operations of MGUC (natural gas distribution operations acquired on April 1, 2006) and MERC (natural gas distribution operations acquired on July 1, 2006). Included in the net loss incurred by MGUC and MERC were $11.8 million ($7.1 million after-tax) of external pre-tax transition costs that were incurred by these natural gas utilities. The net loss recognized at MGUC and MERC in excess of transition costs incurred can be attributed to not owning these operations during the 2006 heating season (from January through March) and warmer than normal weather conditions during the last few months of 2006. From the acquisition date through December 31, 2006, actual heating degree days were 13.9% and 7.3% below normal for MGUC and MERC, respectively. Earnings at WPSC's natural gas utility also decreased approximately $4 million, driven by unfavorable weather conditions and customer conservation efforts.

•
Integrys Energy Services' earnings decreased $1.8 million, from $74.1 million for the year ended December 31, 2005, to $72.3 million for the same period in 2006. Lower earnings were driven by an $11.0 million ($6.6 million after-tax) increase in interest expense due to higher working capital requirements primarily related to growth in Integrys Energy Services' natural gas operations, a $10.6 million ($6.4 million after-tax) increase in miscellaneous expenses (primarily related to increased tons procured from Integrys Energy Services' investment in a synthetic fuel facility and the fact that Integrys Energy Services received no royalty payments from this investment in 2006), and a $4.2 million after-tax decrease in income from discontinued operations. These factors were partially offset by a $14.4 million ($8.6 million after-tax) increase in margin (including an $11.1 million pre-tax decrease in gains on derivative instruments used to protect the value of Section 29/45K tax credits), a $6.7 million ($4.0 million after-tax) decrease in operating expenses (primarily related to the recognition of a $9.0 million pre-tax gain on the sale of Integrys Energy Services' Kimball storage field in the second quarter of 2006), and a $3.4 million increase in Section 29/45K federal tax credits recognized from Integrys Energy Services' investment in a synthetic fuel facility. See Note 17, "Commitments and Contingencies," in Integrys Energy Group's Notes to Consolidated Financial Statements for a detailed analysis of how Integrys Energy Services' investment in a synthetic fuel facility impacted results of operations.

•
Results from Holding Company and Other Segment Operations decreased $5.6 million, from earnings of $5.9 million for the year ended December 31, 2005, to earnings of $0.3 million for the same period in 2006. External transition expenses of $2.2 million were recorded in 2006 related to consulting fees in conjunction with our merger with Peoples Energy.

•
Diluted earnings per share was impacted by the items discussed above as well as an increase of 3.7 million shares (9.6%) in the weighted average number of outstanding shares of Integrys Energy Group's common stock for the year ended December 31, 2006, compared to 2005. Integrys Energy Group issued 1.9 million shares of common stock through a public offering in November 2005 and also issued 2.7 million shares of common stock in May 2006 in order to settle its forward equity agreement with an affiliate of J.P. Morgan Securities, Inc. Additional shares were also issued under the Stock Investment Plan and certain stock-based employee benefit plans.

Overview of Utility Operations

In 2006, utility operations included (1) the electric utility segment, consisting of the electric operations of WPSC and UPPCO, and (2) the gas utility segment, consisting of the natural gas operations of WPSC, MGUC, and MERC.

Electric Utility Segment Operations

Integrys Energy Group's Electric Utility	Year Ended December 31,
Segment Results (Millions)	2006	2005	Change

Revenues	$1,099.4	$1,037.1	6.0%
Fuel and purchased power costs	551.0	444.2	24.0%
Margins	$548.4	$592.9	(7.5%)

Sales in kilowatt-hours
Residential	3,144.8	3,127.4	0.6%
Commercial and industrial	8,645.2	8,641.8	-%
Wholesale	4,093.1	3,849.2	6.3%
Other	42.2	41.7	1.2%
Total sales in kilowatt-hours	15,925.3	15,660.1	1.7%

Weather - WPSC
Heating degree days - actual	6,785	7,401	(8.3%)
Cooling degree days - actual	521	649	(19.7%)

Electric utility revenue increased $62.3 million (6.0%) for the year ended December 31, 2006, compared to the same period in 2005, largely due to the approved 2006 electric rate increases for WPSC and UPPCO retail electric customers (see Note 23, "Regulatory Environment," in Integrys Energy Group's Notes to Consolidated Financial Statements for more information related to these rate increases) and rate increases for WPSC's wholesale customers resulting from the formula rate mechanism in place for these customers. Electric sales volumes also increased 1.7%, primarily related to a 6.3% increase in sales volumes to wholesale customers due to higher demand and new wholesale contracts. Unfavorable weather conditions during both the heating and cooling seasons for the year ended December 31, 2006, compared to 2005, partially offset the increases discussed above.

The electric utility margin decreased $44.5 million (7.5%) for the year ended December 31, 2006, compared to 2005. The decrease in the electric utility margin was driven by a $48.7 million (9.0%) decrease in WPSC's electric margin, primarily related to the sale of Kewaunee on July 5, 2005, and the related power purchase agreement, partially offset by an approximate $4 million increase in UPPCO's margin (driven by its first retail electric rate increase since 2002). Excluding the $54.2 million increase in fixed payments made to Dominion Energy Kewaunee during the year ended December 31, 2006, WPSC's electric utility margin increased $5.5 million, driven by the retail electric and wholesale rate increases (discussed above). In addition, fuel and purchased power costs were less than were recovered in rates during the year ended December 31, 2006, compared to fuel and purchased power costs that were more than were recovered in rates during the same period in 2005 (the under collection in 2005 was primarily due to the impact the 2005 hurricanes had on natural gas prices), which had an estimated $23 million positive year-over-year impact on margin. The margin was also positively impacted by higher wholesale electric sales volumes, driven by higher demand from existing customers and new wholesale customer contracts. These increases were partially offset by a $70.8 million decrease in 2006 margin related to the refund to retail customers and the accrual for the refund to wholesale customers of a portion of the Kewaunee nonqualified decommissioning trust fund. Pursuant to regulatory accounting, the decrease in margin related to this refund was offset by a corresponding decrease in operating and maintenance expense as explained below and, therefore, did not have an impact on earnings. Unfavorable weather conditions during both the heating and cooling seasons also negatively impacted margin by an estimated $14 million.

Gas Utility Segment Operations

Integrys Energy Group's	Year Ended December 31,
Gas Utility Segment Results (Millions)	2006	2005	Change

Revenues	$676.9	$522.0	29.7%
Purchased natural gas costs	493.8	397.4	24.3%
Margins	$183.1	$124.6	47.0%

Throughput in therms
Residential	351.5	241.6	45.5%
Commercial and industrial	190.6	134.7	41.5%
Interruptible	40.1	36.1	11.1%
Interdepartmental	27.6	70.8	(61.0%)
Transport	657.5	344.0	91.1%
Total sales in therms	1,267.3	827.2	53.2%

Weather - WPSC
Heating degree days - actual	6,785	7,401	(8.3%)
Cooling degree days - actual	521	649	(19.7%)

Natural gas utility revenue increased $154.9 million (29.7%) for the year ended December 31, 2006, compared to 2005, due to the acquisition of natural gas distribution operations in Michigan by MGUC on April 1, 2006, and the acquisition of natural gas distribution operations in Minnesota by MERC on July 1, 2006. These acquisitions contributed approximately $233 million to natural gas utility revenue and approximately 541 million therms to natural gas throughput volumes during the year ended December 31, 2006. WPSC's natural gas utility revenue was $443.8 million for the year ended December 31, 2006, compared to $522.0 million in 2005. Lower natural gas revenues at WPSC were driven by a 12.2% decrease in natural gas throughput volumes, primarily related to a 61.0% decrease in natural gas throughput volumes to the electric utility for electric generation and a 9.2% decrease in throughput volumes to residential and commercial and industrial customers. The decrease in throughput volumes to the electric utility resulted from a decrease in the need for the electric utility to run its natural gas-fired peaking generation units during the year ended December 31, 2006, compared to 2005, and from higher dispatch of these peaking generation units by MISO in 2005 for reliability purposes. The decrease in throughput volumes to residential and commercial and industrial customers was also driven by unfavorable weather conditions in 2006 compared to 2005, as well as customer conservation efforts. Particularly at the beginning of 2006, customers were taking measures to conserve energy as a result of the high natural gas prices. For the year ended December 31, 2006, natural gas prices were actually 1.4% lower on a per-unit basis, compared to 2005, resulting from a large decline in the price of natural gas in the second half of 2006, also contributing to the decrease in natural gas revenue. Partially offsetting the decrease in WPSC's natural gas utility revenue was the 2006 natural gas rate increase at WPSC (see Note 23, "Regulatory Environment," in Integrys Energy Group's Notes to Consolidated Financial Statements for more information related to this rate increase).

The natural gas utility margin increased $58.5 million (47.0%) for the year ended December 31, 2006, compared to the same period in 2005. The combined margin provided by MGUC and MERC was approximately $59 million, while WPSC's natural gas utility margin decreased $0.6 million. As discussed in more detail above, a decrease in throughput volumes to higher margin residential and commercial and industrial customers was partially offset by the natural gas rate increase. The decrease in natural gas volumes sold to the electric utility did not have a significant impact on WPSC's natural gas utility margin as sales to the electric utility have very low margins.

Overview of Integrys Energy Services' Operations

Integrys Energy Services offers natural gas, electric, and alternative fuel supplies, as well as asset management and consulting services, to retail and wholesale customers in the Midwest and Northeastern United States, Texas, and portions of Canada adjacent to the markets Integrys Energy Services serves in the United States. Wholesale electric products and services are offered in developed markets throughout the United States. Integrys Energy Services also owns several merchant generation plants, primarily in the Midwest and Northeastern United States and adjacent portions of Canada.

Operationally, 2006 was very productive for Integrys Energy Services. Energy prices fell considerably in the latter half of the year, which created opportunities for Integrys Energy Services to further penetrate existing markets and sign up customers in new markets, adding value to Integrys Energy Services' retail electric and retail natural gas portfolios. Through the use of derivative instruments and other supply contracts, Integrys Energy Services was able to secure margin on future sales to these customers, which will be recognized in future periods.

(Millions except natural gas sales volumes)	2006	2005	Change

Nonregulated revenues	$5,159.1	$5,314.9	(2.9%)
Nonregulated cost of fuel, natural gas, and purchased power	4,976.7	5,146.9	(3.3%)
Margins	$182.4	$168.0	8.6%
Margin Detail
Electric and other margins (other margins mostly relate to mark-to market and realized losses on oil options of $2.4 million during 2006, compared to mark-to-market and realized gains on oil hedges of $8.7 million during 2005)	$61.2	$106.4	(42.5%)
Natural gas margins	$121.2	$61.6	96.8%

Gross volumes (includes volumes both physically delivered and net settled)
Wholesale electric sales volumes in kilowatt-hours	58,794.9	44,778.3	31.3%
Retail electric sales volumes in kilowatt-hours	6,554.1	8,021.0	(18.3%)
Wholesale natural gas sales volumes in billion cubic feet	402.2	338.1	19.0%
Retail natural gas sales volumes in billion cubic feet	314.5	276.6	13.7%

Physical volumes (includes only transactions settled physically for the periods shown)
Wholesale electric sales volumes in kilowatt-hours *	968.2	1,515.6	(36.1%)
Retail electric sales volumes in kilowatt-hours *	4,565.6	6,594.5	(30.8%)
Wholesale natural gas sales volumes in billion cubic feet *	373.5	327.8	13.9%
Retail natural gas sales volumes in billion cubic feet *	264.0	227.7	15.9%
* Represents gross physical volumes

Integrys Energy Services' revenue decreased $155.8 million (2.9%) for the year ended December 31, 2006, compared to 2005, primarily related to a decrease in both physical retail and wholesale electric sales volumes and a decrease in energy prices during the latter half of 2006. The decrease in physical retail electric sales volumes was driven by a decrease in retail electric sales volumes in Ohio and Michigan. Integrys Energy Services' retail electric aggregation sales in Ohio ended on December 31, 2005, with the expiration of Integrys Energy Services' contracts with Ohio aggregation customers. Regarding Michigan retail electric operations, Integrys Energy Services had many customers return to their utility supplier beginning in 2005 and continuing into 2006 as a result of high wholesale energy prices and utility tariff changes, which significantly lowered the savings that customers could obtain from contracting with non-utility suppliers. In other areas, lower wholesale energy prices in the latter half of

2006 allowed Integrys Energy Services to sign up a significant number of new retail customers, which will increase sales and contribute to margin in later years. The lower prices also increase the likelihood that Integrys Energy Services may be able to re-contract some of its Michigan retail electric business. The decrease in physically settled wholesale electric sales volumes was driven by a trend toward more financially settled transactions in 2006, compared to 2005.

Integrys Energy Services' margins increased $14.4 million (8.6%), from $168.0 million for the year ended December 31, 2005, to $182.4 million for 2006. Many items contributed to the year-over-year net increase in margin and, as a result, a table has been provided to summarize significant changes. Variances included under "Other significant items" in the table below are generally related to the timing of gain and loss recognition on certain transactions. All variances depicted in the table are discussed in more detail below the table.
(Millions except natural gas sales volumes)	Increase (Decrease) in Margin in 2006 Compared to 2005

Electric and other margins
Realized gains on structured origination contracts	$ 6.3
Realized retail electric margin	(2.9)
All other wholesale electric operations	4.4

Other significant items:
Oil option activity	(11.1)
Retail mark-to-market activity	(27.3)
Liquidation of an electric supply contract in 2005	(14.6)
Net decrease in electric and other margins	(45.2)

Natural gas margins
Realized natural gas margins	32.2

Other significant items:
Mass market supply options	(8.4)
Spot to forward differential	5.4
Other mark-to-market activity	30.4
Net increase in natural gas margins	59.6

Net increase in Integrys Energy Services' margin	$14.4

Integrys Energy Services' electric and other margins decreased $45.2 million (42.5%) for the year ended December 31, 2006, compared to 2005. The following items were the most significant contributors to the net change in Integrys Energy Services' electric and other margins:

•
Realized gains on structured origination contracts - Integrys Energy Services' electric and other margin increased $6.3 million for the year ended December 31, 2006, compared to 2005, due to realized gains from origination contracts involving the sale of energy through structured transactions to wholesale customers in the Midwest and Northeastern United States. These origination contracts were not in place in 2005. Integrys Energy Services continues to expand its wholesale origination capabilities with a focus on physical, customer-based purchase and sale agreements in areas where it has market expertise. Integrys Energy Services provided products to large origination customers desiring to take advantage of falling energy prices.

•
Realized retail electric margin - The realized margin from retail electric operations decreased $2.9 million, driven by an $8.2 million decrease in margin from retail electric operations in Ohio and a $3.7 million decrease in margin from retail electric operations in northern Maine. These decreases were partially offset by a $4.4 million increase in margin from retail electric operations in Michigan, a $2.8 million increase in margin from retail electric operations in New York, and a positive margin contribution from retail electric operations in Texas and Illinois. Integrys Energy Services' retail electric aggregation sales in Ohio ended on December 31, 2005, with the expiration of Integrys Energy Services' contracts with Ohio aggregation customers. Integrys Energy Services remains prepared to offer future retail electric service in Ohio as the regulatory climate and market conditions allow. The decrease in margin from operations in northern Maine was driven by higher supply costs in part tied to diesel fuel prices. A portion of the electricity purchased by Integrys Energy Services to supply customers in northern Maine is derived from burning wood chips. The cost to transport wood chips, as well as the operating costs of the machine utilized to make the wood chips, were negatively impacted by high diesel fuel prices. In 2006, Integrys Energy Services shared in this diesel fuel exposure with the generation supplier. Integrys Energy Services was awarded a new contract to serve customers in northern Maine that began on January 1, 2007. Fuel sharing was not contemplated in any of the related energy supply contracts that will be utilized to serve northern Maine load in 2007. The increase in margin from retail electric operations in Michigan was driven by the elimination of the Seams Elimination Charge Adjustment (SECA) effective March 31, 2006. See Note 23, "Regulatory Environment," in Integrys Energy Group's Notes to Consolidated Financial Statements for more information related to SECA. Integrys Energy Services began developing a product offering in the Texas retail electric market in 2005. Entry into Texas, with its thriving market structure, provides Integrys Energy Services with an opportunity to leverage the infrastructure and capability it developed. Integrys Energy Services started to deliver power to these customers in July 2006. Integrys Energy Services continues to increase both its customer base (by contracting new enrollments) and volumes in the Texas retail electric market. In 2006, Integrys Energy Services began offering retail electric products to large commercial and industrial customers in Illinois. In 2005, Integrys Energy Services was only offering natural gas products and energy management services to customers in Illinois.

•
All other wholesale electric operations - A $4.4 million increase in margin from other wholesale electric operations was driven by an increase in net realized and unrealized gains related to trading activities utilized to optimize the value of Integrys Energy Services' merchant generation fleet and customer supply portfolios. As part of its trading activities, Integrys Energy Services seeks to generate profits from the volatility of the price of electricity, by purchasing or selling various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts) in established wholesale markets (primarily in the northeastern portion of the United States where Integrys Energy Services has market expertise), under risk management policies set by management and approved by Integrys Energy Group's Board of Directors. Integrys Energy Services also seeks to maximize the value of its generation and customer supply portfolios to reduce market price risk and extract additional value from these assets through the use of various financial and physical instruments (such as forward contracts, options, financial transmission rights, and capacity contracts). Period-by-period variability in the margin contributed by Integrys Energy Services' optimization strategies and trading activities is expected due to constantly changing market conditions and differences in the timing of gains and losses recognized on derivative and non-derivative contracts, as required by generally accepted accounting principles. Using a diverse mix of products and markets, combined with disciplined execution and exit strategies, has allowed Integrys Energy Services to consistently generate economic value and earnings from these activities while staying within the value-at-risk (VaR) limits authorized by Integrys Energy Group's Board of Directors. For more information on VaR, see "Item 7A, Quantitative and Qualitative Disclosures about Market Risk."

•
Oil option activity - A decrease in the fair value of derivative instruments utilized to protect the value of a portion of Integrys Energy Services' Section 29/45K federal tax credits in 2006 and 2007 contributed $11.1 million to the decrease in its electric and other margin. The derivative instruments have not been designated as hedging instruments and, as a result, changes in the fair value are recorded currently in earnings. The decrease in the fair value of these instruments in 2006 reflects declining oil prices. Declining prices are generally favorable as they improve the overall profitability of the unhedged portion of our synthetic fuel operations, and present opportunities to produce more synthetic fuel while mitigating the risk of future oil price increases through the use of derivative instruments. The benefit from Section 29/45K federal tax credits during a year is primarily based upon estimated annual synthetic fuel production levels, the ability to sell the synthetic fuel that is produced, annual taxable earnings, and any impact annual oil prices may have on the realization of Section 29/45K federal tax credits. This results in mark-to-market gains or losses being recognized in different years, compared to any tax credit phase-outs that may be recognized. For more information on Section 29/45K federal tax credits, see Note 17, "Commitments and Contingencies."

•	Retail mark-to-market activity - Retail mark-to-market activity contributed a $27.3 million decrease to the electric and other margin in 2006, compared to 2005. In 2005, $2.6 million of mark-to-market gains were recognized on retail electric customer supply contracts, compared to $24.7 million of mark-to-market losses recognized on these contracts in 2006. Earnings volatility results from the application of derivative accounting rules to customer supply contracts (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the customer sales contracts, which are not considered derivative instruments. These mark-to-market gains and losses will reverse as the related customer sales contracts settle. Due to the mix of contracts that require mark-to-market accounting and those that do not, Integrys Energy Services generally experiences mark-to-market losses on supply contracts in periods of declining wholesale prices and mark-to-market gains in periods of increasing wholesale prices. Declining prices are generally favorable as they increase Integrys Energy Services' ability to offer customers contracts that are both favorably priced and lower than the prices offered by regulated utilities, but can cause short-term volatility in earnings.

•
Liquidation of an electric supply contract in 2005 - In the fourth quarter of 2005, an electricity supplier exiting the wholesale market in Maine requested that Integrys Energy Services liquidate a firm contract to buy power in 2006 and 2007. At that time, Integrys Energy Services recognized an $8.2 million gain related to the liquidation of the contract and entered into a new contract with another supplier for firm power in 2006 and 2007 to supply its customers in Maine. The cost to purchase power under the new contract is more than the cost under the liquidated contract. As a result of the termination of this contract, purchased power costs to serve customers in Maine were $6.4 million higher for the year ended December 31, 2006, and will be slightly higher than the original contracted amount in 2007. The liquidation of this contract had a $14.6 million negative impact on the year-over-year change in the electric and other margin, resulting from higher purchased power costs recorded under the new contract in 2006, compared to a gain recognized on the liquidation of the original contract in 2005.

•
Realized natural gas margins - Realized natural gas margins increased $32.2 million, from $60.4 million in 2005 to $92.6 million in 2006. The majority of this increase, $26.6 million, related to an increase in retail natural gas margin, driven by continued expansion of Integrys Energy Services' Canadian retail operations (including higher sales volumes to existing customers as well as new customer additions). Margins from retail natural gas operations in Wisconsin, Michigan, and Illinois also increased, as Integrys Energy Services was able to better manage supply to these customers, aided by favorable market conditions. The remaining $5.6 million increase in realized natural gas margins related to wholesale operations, driven by an increase in structured wholesale natural gas transactions attributed to an increase in the volatility of the price of natural gas as well as high natural gas storage spreads during most of 2006.

•
Mass market supply options - Options utilized to manage supply costs for mass market customers, which expire in varying months through May 2007, had an $8.4 million negative year-over-year impact on Integrys Energy Services' natural gas margin. In 2006, these options had a $5.5 million negative impact on Integrys Energy Services' natural gas margin (commensurate with declining natural gas prices), compared to a $2.9 million positive impact on margin in 2005 (commensurate with higher natural gas prices in the latter half of 2005). These contracts are utilized to reduce the risk of price movements, customer migration, and changes in consumer consumption patterns. Earnings volatility results from the application of derivative accounting rules to the options (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the customer contracts. Full requirements natural gas contracts with Integrys Energy Services' customers are not considered derivatives and, therefore, no gain or loss is recognized on these contracts until settlement. The option mark-to-market gains and losses will reverse as the related customer sales contracts settle.

•
Spot to forward differential - The natural gas storage cycle (described in more detail below) accounted for a $5.4 million year-over-year increase in the natural gas margin (for the year ended December 31, 2006, the natural gas storage cycle had a $0.2 million positive impact on margin, compared with a $5.2 million negative impact on margin for the same period in 2005).

•
Other mark-to-market activity - Mark-to-market gains on derivatives not previously discussed totaling $34.0 million were recognized in 2006, compared to the recognition of $3.6 million of mark-to-market gains on other derivative instruments in 2005. A significant portion of the difference relates to changes in the fair market value of basis swaps utilized to mitigate market price risk associated with natural gas transportation contracts and certain natural gas sales contracts as well as swaps utilized to mitigate market price risk related to certain natural gas storage contracts. Earnings volatility results from the application of derivative accounting rules to the basis and other swaps (requiring that these derivative instruments be marked-to-market), without a corresponding mark-to-market offset related to the physical natural gas transportation contracts, the natural gas sales contracts, or the natural gas storage contracts (as these contracts are not considered derivative instruments). Therefore, no gain or loss is recognized on the transportation contracts, customer sales contracts, or natural gas storage contracts until physical settlement of these contracts occurs.

Overview of Holding Company and Other Segment Operations

Financial results at the Holding Company and Other segment decreased $5.6 million, from net income of $5.9 million for the year ended December 31, 2005, to a net income of $0.3 million for the year ended December 31, 2006, driven by a $12.9 million increase in pre-tax interest expense (net of intercompany interest income) and a $9.2 million pre-tax increase in operating expenses. Higher interest expense was driven by an increase in short-term and long-term borrowings required to fund the acquisition of natural gas operations in Michigan and Minnesota, and working capital requirements at Integrys Energy Services. The increase in operating expenses was primarily related to business expansion activities related to the merger with Peoples Energy. These items were partially offset by an increase in other income, driven by a $13.9 million increase in pre-tax earnings from ATC (pre-tax equity earnings from ATC increased to $39.0 million in 2006, from $25.1 million in 2005, a $6.2 million pre-tax gain recognized from the 2006 sale of Integrys Energy Group's one-third interest in Guardian Pipeline, LLC, partially offset by a decrease in pre-tax gains recognized from land sales.

Operating Expenses
Integrys Energy Group's Operating Expenses (Millions)	2006	2005	Change

Operating and maintenance expense	$503.7	$535.4	(5.9%)
Depreciation and decommissioning expense	106.1	142.3	(25.4%)
Taxes other than income	57.4	47.3	21.4%

Operating and Maintenance Expense

Operating and maintenance expenses decreased $31.7 million (5.9%) for the year ended December 31, 2006, compared to 2005. The components of operating and maintenance expense are as follows:

Operating and maintenance expense at the electric utility segment decreased $85.1 million, from $362.3 million for the year ended December 31, 2005, to $277.2 million for the same period in 2006, driven by the following:

•
Partial amortization of the regulatory liability recorded for WPSC's obligation to refund proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to retail and wholesale electric ratepayers contributed $70.8 million to the decrease in operating expenses in 2006, compared to 2005. Pursuant to regulatory accounting, the decrease in operating expense related to this refund was offset by a corresponding decrease in margin (as discussed in "Electric Utility Segment Operations," above).

•
Operating and maintenance related to the Kewaunee nuclear plant decreased approximately $17 million, driven by the sale of this facility in July 2005. The decrease in operating and maintenance expense related to Kewaunee did not have a significant impact on income available for common shareholders as WPSC is still purchasing power from this facility in the same amount as its original ownership interest. The cost of the power is included as a component of utility cost of fuel, natural gas, and purchased power.

•
In WPSC's rate case, the PSCW concluded that only half of the loss related to the 2005 sale of Kewaunee could be collected from ratepayers. As a result, in 2005 WPSC wrote off $6.1 million of the regulatory asset established for the loss on the sale of Kewaunee, creating a corresponding year-over-year decrease in operating expenses.

•
In WPSC's rate case, the PSCW also disallowed recovery of increased operating and maintenance expenses related to the 2004 extended outage at Kewaunee, resulting in a $2.1 million write-off in 2005 of previously deferred costs, creating a corresponding year-over-year decrease in operating expenses.

•	Salaries and employee benefits also decreased in part due to the sale of Kewaunee in 2005.

•	Software amortization increased $5.4 million, driven by the late 2005 implementation of a new customer billing system.

•
Excluding Kewaunee, maintenance expenses at the electric utility segment were up $4.9 million. Planned maintenance was required on certain combustion turbines, and maintenance expense related to electric distribution assets also increased.

•	Electric transmission expense increased $4.1 million.

Operating and maintenance expense at the natural gas utility segment increased $54.0 million, from $71.3 million in 2005, to $125.3 million in 2006. The increase in operating and maintenance expense at the natural gas utility segment was driven by $56.6 million of combined operating and maintenance expense incurred by MGUC and MERC. Of the $56.6 million of operating and maintenance expense incurred by MGUC and MERC during the year ended December 31, 2006, $11.8 million related to external transition expenses, primarily for the start-up of outsourcing activities and other legal and consulting fees. Partially offsetting the increase in operating and maintenance expenses related to MGUC and MERC, operating expenses related to WPSC's natural gas operations decreased, driven by decreases in various employee benefit related expenses.

Operating and maintenance expenses at Integrys Energy Services decreased $6.9 million, from $91.9 million for the year ended December 31, 2005, to $85.0 million for the same period in 2006, driven primarily by a $9.0 million pre-tax gain recognized on the sale of Integrys Energy Services' Kimball storage field in the second quarter of 2006. This gain was partially offset by higher payroll and benefit costs related to an increase in the number of employees as a result of continued business expansion activities.

The remaining increase in operating and maintenance expense relates to Holding Company and Other Segment operations and was driven by legal and consulting expenses related to business expansion activities, primarily attributed to our merger with Peoples Energy.

Depreciation and Decommissioning Expense
Depreciation and decommissioning expense decreased $36.2 million (25.4%), for the year ended December 31, 2006, compared to the same period in 2005, as follows:

(Millions)	2006	2005	Change
Electric Utility Segment	$66.0	$113.4	(41.8%)
Gas Utility Segment	28.7	17.4	64.9%
Integrys Energy Services	10.7	11.2	(4.5%)
Holding Company and Other Segment	0.7	0.3	133.3%

The $47.4 million year-over-year decrease in depreciation expense at the electric utility segment was driven by approximately $41 million of decommissioning expense that was recorded during 2005, compared to no decommissioning expense recorded in 2006, and a $10.2 million decrease in depreciation expense resulting from the sale of Kewaunee in July 2005. Subsequent to the sale of Kewaunee, decommissioning expense is no longer recorded. In 2005, realized gains on decommissioning trust assets were substantially offset by decommissioning expense pursuant to regulatory practice (see analysis of "Other Income (Expense)" below). An increase in depreciation expense related to continued capital investment at the electric utility partially offset the overall decrease in depreciation and decommissioning expense.

The $11.3 million year-over-year increase in depreciation expense at the gas utility segment was driven by a combined $10.4 million of depreciation expense recorded by MGUC and MERC for the year ended December 31, 2006. Continued capital investment at WPSC's natural gas utility also contributed to the increase in depreciation expense.

Taxes Other Than Income

Taxes other than income increased $10.1 million (21.4%), for the year ended December 31, 2006, compared to the same period in 2005, as follows:

(Millions)	2006	2005	Change
Electric Utility Segment	$41.6	$38.5	8.1%
Gas Utility Segment	11.8	6.1	93.4%
Integrys Energy Services	3.7	2.4	54.2%
Holding Company and Other Segment	0.3	0.3	-%

The increase in taxes other than income was driven by $4.8 million of taxes other than income recorded by MGUC and MERC, primarily related to property taxes, and a $3.1 million increase in taxes other than income recorded by the electric utility, driven by an increase in gross receipts tax that resulted from an increase in electric utility revenue.

Other Income (Expense)

Integrys Energy Group's	Year Ended December 31,
Other Income (Expense) (Millions)	2006	2005	Change

Miscellaneous income	$42.2	$86.2	(51.0%)
Interest expense	(99.2)	(62.0)	60.0%
Minority interest	3.8	4.5	(15.6%)
Other (expense) income	$(53.2)	$28.7	-

Miscellaneous Income

Miscellaneous income decreased $44.0 million (51.0%) for the year ended December 31, 2006, compared to the same period in 2005. The decrease in miscellaneous income was driven by approximately $41 million of realized gains on nuclear decommissioning trust assets recorded during the year ended December 31, 2005. Pursuant to regulatory practice, the increase in miscellaneous income related to these realized gains was substantially offset by a corresponding increase in decommissioning expense in 2005. Integrys Energy Services' equity investment in a synthetic fuel facility contributed an additional $11.3 million decrease in miscellaneous income, driven by additional synthetic fuel production procured in 2006 from our partners in this facility (see Note 17, "Commitments and Contingencies," in Integrys Energy Group's Notes to Consolidated Financial Statements for more information on Integrys Energy Services' investment in a synthetic fuel facility). Finally, pre-tax gains recognized on land sales decreased $8.0 million, from $10.3 million in 2005 to $2.3 million in 2006. These decreases were partially offset by a $13.9 million increase in pre-tax equity earnings from ATC and a $6.2 million pre-tax gain recognized from the sale of Integrys Energy Group's one-third interest in Guardian Pipeline, LLC.

Interest Expense

Interest expense increased $37.2 million (60.0%) in 2006, compared to 2005, due primarily to an increase in the average amount of both short-term and long-term debt outstanding and higher average short-term interest rates. During 2006, borrowings were primarily utilized to fund the purchase of natural gas distribution operations in Michigan and Minnesota, the construction of Weston 4, and for working capital requirements at Integrys Energy Services.

Provision for Income Taxes

The effective tax rate was 22.9% for the year ended December 31, 2006, compared to 20.8% for the year ended December 31, 2005. The increase in the effective tax rate was driven by a higher effective state tax rate, primarily related to the acquisition of regulated natural gas operations in Minnesota and also due to a loss in value of various state net operating loss carryforwards. Partially offsetting these decreases, Section 29/45K federal tax credits recognized increased $3.4 million in 2006, compared to 2005. We recognized the tax benefit of $29.5 million of Section 29/45K federal tax credits in 2006, compared to $26.1 million in 2005, from the production and sale of synthetic fuel. Section 29/45K federal tax credits recognized increased despite an anticipated 33% phase-out due to additional tons of synthetic fuel we were able to procure from our partners in the synthetic fuel facility, who curtailed their production in 2006 due to high oil prices. Integrys Energy Services economically hedged the risk associated with this additional production.

Discontinued Operations, Net of Tax

Discontinued operations, net of tax, decreased $4.2 million, from after-tax income of $11.5 million in 2005 to after tax income of $7.3 million in 2006.

Discontinued operations, net of tax, related to Sunbury decreased $2.2 million, from income of $9.1 million in 2005 to income of $6.9 million in 2006. The decrease was driven by a $39.1 million ($23.5 million after-tax) decrease in gross margin, partially offset by a $12.5 million after-tax gain recognized on the sale of Sunbury, and a $10.4 million ($6.2 million after-tax) decrease in interest expense. The decrease in gross margin at Sunbury was due in part to the fact that Sunbury was available for operation during the entire year ended December 31, 2005, compared to a partial year of operations in 2006 as this facility was sold in July 2006. Gross margin also decreased as a result of the higher cost of fuel and emission allowances combined with lower energy prices prior to the sale in 2006, compared to the comparable period in 2005. Since the sale of its allocated emission allowances in the second quarter of 2005, Sunbury purchased emission allowances required for operation at market prices. The decrease in interest expense was driven by $9.1 million of interest expense recognized in the second quarter of 2005 related to the termination of an interest rate swap pertaining to Sunbury's non-recourse debt obligation, as well as the recognition of interest expense on the non-recourse debt prior to the restructuring of this debt in the second quarter of 2005. The restructuring of the Sunbury debt to a Integrys Energy Group obligation in June 2005 triggered the recognition of interest expense equivalent to the mark-to-market value of the swap at the date of restructuring.

Discontinued operations, net of tax, related to WPS Niagara Generation, LLC decreased $2.0 million, from income of $2.4 million in 2005 to income of $0.4 million in 2006. The decrease in income generated from WPS Niagara Generation was mostly due to a decrease in the average price per megawatt sold from this facility in 2006 compared to 2005.

For more information on discontinued operations, see Note 4, "Discontinued Operations," in Integrys Energy Group's Notes to Consolidated Financial Statements.

Cumulative Effect of Change in Accounting Principles

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies when companies are required to recognize conditional legal asset retirement obligations that result from the acquisition, construction, and normal operation of a long-lived asset. Because the accounting for conditional asset retirement obligations has been interpreted differently between companies, SFAS No. 143, Accounting for Asset Retirement Obligations, had been inconsistently applied in practice.

The adoption of Interpretation No. 47 at Integrys Energy Services on December 31, 2005, resulted in a negative $1.6 million after-tax cumulative effect of change in accounting principle in 2005, related to recording a liability for asbestos remediation at certain of Integrys Energy Services' generation plants. For the utility segments of Integrys Energy Group, we concluded it was probable that any differences between expenses under Interpretation No. 47 and expenses currently recovered through customer rates will be recoverable in future customer rates. Accordingly, the adoption of this statement had no impact on the utility segment's income.

2005 Compared with 2004

Integrys Energy Group Overview

Integrys Energy Group's 2005 and 2004 results of operations are shown in the following table:

Integrys Energy Group's Results (Millions, except share amounts)	2005	2004	Change

Income available for common shareholders	$157.4	$139.7	12.7%
Basic earnings per share	$4.11	$3.74	9.9%
Diluted earnings per share	$4.07	$3.72	9.4%

Income available for common shareholders was $157.4 million ($4.07 diluted earnings per share) for the year ended December 31, 2005, compared to $139.7 million ($3.72 diluted earnings per share) for the year ended December 31, 2004. Significant factors impacting the change in earnings and earnings per share are as follows (and are discussed in more detail below):

•
Integrys Energy Services' earnings increased $32.4 million (77.7%), for the year ended December 31, 2005, compared to 2004. Higher earnings were driven by the $37.9 million increase in margin, partially offset by a $15.8 million increase in operating and maintenance expenses, a $24.3 million after-tax increase in results from discontinued operations, a $1.7 million decrease in Section 29/45K federal tax credits, and the negative impact of a $1.6 million after-tax cumulative effect of change in accounting principle recorded in 2005.

•
Earnings at the Holding Company and Other segment decreased $6 million in 2005, compared to 2004, driven by lower gains from land sales, an income tax benefit recognized in 2004 from the donation of land to the WDNR, and an increase in interest expense. These items were partially offset by higher equity earnings from our investment in ATC.

•
Electric utility earnings decreased $4.6 million (6.7%) for the year ended December 31, 2005, compared to 2004. Electric utility earnings were negatively impacted by fuel and purchased power costs that were $13.7 million in excess of what WPSC was allowed to recover from customers due to inefficiencies in the fuel recovery process ($10 million related to retail customers and $3.7 million related to wholesale customers). In addition, the PSCW's ruling in the 2006 rate case, which disallowed recovery of costs that were deferred related to the 2004 Kewaunee nuclear plant outage and a portion of the loss on the Kewaunee sale, resulted in the write-off of $13.7 million of regulatory assets.

•
Gas utility earnings for the year ended December 31, 2005 decreased $4.1 million, primarily due to an increase in operating and maintenance expenses and depreciation expense incurred by the gas utility.

•
The change in diluted earnings per share was also impacted by an increase of 1.1 million shares in the weighted average number of outstanding shares of Integrys Energy Group's common stock for the year ended December 31, 2005, compared to the same period in 2004. Additional shares were issued in 2005 under the Stock Investment Plan and certain stock-based employee benefit plans. Integrys Energy Group's issuance of 1.9 million additional shares of common stock through a public offering in November 2005 also contributed to the increase in the weighted average number of shares outstanding.

Overview of Utility Operations

Income available for common shareholders attributable to the electric utility segment was $64.2 million for the year ended December 31, 2005, compared to $68.8 million for the year ended December 31, 2004. Income available for common shareholders attributable to the gas utility segment was $13.2 million for the year ended December 31, 2005, compared to $17.3 million for the year ended December 31, 2004.

Electric Utility Segment Operations

Integrys Energy Group's Electric Utility Segment Results (Millions)	2005	2004	Change

Revenues	$1,037.1	$896.6	15.7%
Fuel and purchased power costs	444.2	295.5	50.3%
Margins	$592.9	$601.1	(1.4%)

Sales in kilowatt-hours	15,660.1	14,465.7	8.3%

Electric utility revenue increased $140.5 million (15.7%) for the year ended December 31, 2005, compared to the same period in 2004. Electric utility revenue increased largely due to an approved electric rate increase for WPSC's Wisconsin retail customers and an increase in electric sales volumes. On December 21, 2004, the PSCW approved a retail electric rate increase of $60.7 million (8.6%), effective January 1, 2005. The rate increase was required primarily to recover increased costs related to fuel and purchased power, the construction of the Weston 4 power plant, and benefit costs. Electric sales volumes increased 8.3%, primarily due to significantly warmer weather during the 2005 cooling season, compared to the same period in 2004, and new power sales agreements that were entered into with wholesale customers. As a result of the warm weather, both WPSC and UPPCO set all-time records for peak electric demand in the second and third quarters of 2005.

The electric utility margin decreased $8.2 million (1.4%) for the year ended December 31, 2005, compared to the year ended December 31, 2004. The decrease in margin can be attributed to a $9.0 million (1.6%) decrease in WPSC's electric margin, which was largely driven by the sale of Kewaunee on July 5, 2005, and the related power purchase agreement. Prior to the sale of Kewaunee, only nuclear fuel expense was reported as a component of fuel and purchased power costs. Subsequent to the sale, all payments to Dominion for power purchased from Kewaunee are reported as a component of fuel and purchased power costs. These include both variable payments for energy delivered and fixed payments. As a result of the sale, WPSC no longer incurs operating and maintenance expense, depreciation and decommissioning expense, or interest expense for Kewaunee. Excluding the $43.2 million of fixed payments made to Dominion in 2005, WPSC's electric utility margin increased $34.2 million compared to 2004.

This increase in margin was primarily related to the approved 2005 retail electric rate increase discussed above and the warm summer weather conditions, partially offset by higher fuel and purchased power costs associated with high natural gas prices and the PSCW's disallowance of certain costs in its decision on the 2006 rate case for WPSC (these costs were previously approved for deferral). Fuel and purchased power costs incurred in 2005 exceeded the amount recovered from ratepayers by $13.7 million (of which $10 million related to Wisconsin retail customers and $3.7 million related to wholesale customers), negatively impacting margin. The increase in fuel and purchased power costs resulted primarily from the destruction of certain natural gas production facilities in the Gulf of Mexico by hurricanes in the third quarter of 2005, driving up the per-unit cost of natural gas used in generation. The quantity of power generated from WPSC's natural gas-fired units was also up 162% over the prior year, driven by the warm summer weather conditions experienced during 2005, increased dispatch by the MISO for reliability purposes, and purchases through a purchase power agreement from the Fox Energy Center (which began operating in June 2005). Certain costs related to the MISO were approved for deferral. Authorization was requested from the PSCW to defer increased natural gas costs related to the hurricanes, but this request was denied, leaving the Wisconsin fuel recovery mechanism as the only option for recovery. However, because of the way the Wisconsin fuel recovery mechanism works, the increase in fuel and purchased power costs (primarily related to the combination of rising natural gas prices caused by the hurricanes and the increase in natural gas-fired generation) were essentially unrecoverable since they were incurred late in the year. To mitigate the risk of unrecoverable fuel costs in 2006 due to market price volatility, WPSC employed risk management techniques pursuant to its risk policy approved by the PSCW, including the use of derivative instruments such as futures and options. The PSCW also disallowed recovery of $5.5 million of increased fuel and purchased power costs related to an extended outage at Kewaunee in 2004, resulting in this deferral being written off in the fourth quarter of 2005.

Electric utility earnings decreased $4.6 million (6.7%) for the year ended December 31, 2005, compared to 2004. The decrease in earnings resulted from the high fuel and purchased power costs that WPSC was unable to recover from its Wisconsin retail and wholesale customers, the PSCW's disallowance of previously deferred costs related to Kewaunee, and an increase in operating and maintenance expenses.

Gas Utility Segment Operations

Integrys Energy Group's Gas Utility Segment Results (Millions)	2005	2004	Change

Revenues	$522.0	$420.9	24.0%
Purchased natural gas costs	397.4	301.9	31.6%
Margins	$124.6	$119.0	4.7%

Throughput in therms	827.2	801.3	3.2%

Gas utility revenue increased $101.1 million (24.0%) for the year ended December 31, 2005, compared to 2004. Gas utility revenue increased primarily as a result of an increase in the per-unit cost of natural gas, a natural gas rate increase, and higher natural gas throughput volumes. Natural gas costs increased 24.6% (on a per-unit basis) for the year ended December 31, 2005, compared to 2004. Following regulatory practice, WPSC passes changes in the total cost of natural gas on to customers through a purchased gas adjustment clause, as allowed by the PSCW and the MPSC. The PSCW issued an order authorizing a natural gas rate increase of $5.6 million (1.1%), effective January 1, 2005. The rate increase was primarily driven by higher benefit costs and the cost of natural gas distribution system improvements. Natural gas throughput volumes increased 3.2%, driven by an increase in interdepartmental sales from the natural gas utility to the electric utility as a result of increased generation from combustion turbines. Higher natural gas throughput volumes from interdepartmental sales to the electric utility were partially offset by lower natural gas throughput volumes to residential customers, driven by milder weather conditions in 2005, compared to 2004. WPSC also believes customers were taking measures to conserve energy as a result of the high natural gas prices.

The natural gas utility margin increased $5.6 million (4.7%) for the year ended December 31, 2005, compared to 2004. The higher natural gas utility margin was largely due to the rate increase mentioned above. The increase in interdepartmental sales volumes to WPSC's electric utility also had a positive impact on the natural gas margin.

Gas utility earnings for the year ended December 31, 2005, decreased $4.1 million, primarily due to an increase in operating and maintenance expenses and depreciation expense incurred by the gas utility.

Overview of Integrys Energy Services' Operations

Income available for common shareholders attributable to Integrys Energy Services was $74.1 million for the year ended December 31, 2005, compared to $41.7 million for the year ended December 31, 2004.

(Millions except natural gas sales volumes)	2005	2004	Change

Nonregulated revenues	$5,314.9	$3,599.5	47.7%
Nonregulated cost of fuel, natural gas, and purchased power	5,146.9	3,469.4	48.4%
Margins	$168.0	$130.1	29.1%

Wholesale natural gas sales volumes in billion cubic feet *	327.8	235.4	39.3%
Retail natural gas sales volumes in billion cubic feet *	227.7	276.7	(17.7%)
Wholesale electric sales volumes in kilowatt-hours *	1,515.6	3,019.1	(49.8%)
Retail electric sales volumes in kilowatt-hours *	6,594.5	7,235.7	(8.9%)
* Represents gross physical volumes

Revenues

Integrys Energy Services' revenue increased $1.7 billion (47.7%) for the year ended December 31, 2005, compared to 2004. Natural gas revenue increased $1.7 billion (54.8%), driven by a 46% increase in the average price of natural gas, higher natural gas throughput volumes in Canada, and an increase in structured natural gas transactions with wholesale customers. Electric revenue increased approximately $56 million, largely due to an $88 million increase in revenue from retail electric operations in New York, resulting from an increase in the per-unit price of electricity sold and a 115% increase in sales volumes (the New York business had its first full year of operation in 2005). Revenue also increased due to an increase in structured energy transactions. These items were partially offset by a $78.2 million decrease in wholesale electric revenue related to Integrys Energy Services' prior participation in the New Jersey Basic Generation Services Program, which ended on May 31, 2004, and a $31.1 million decrease in revenue from retail electric operations in Michigan, driven by lower sales volumes in 2005.

Margins

Integrys Energy Services' margins increased $37.9 million (29.1%), from $130.1 million for the year ended December 31, 2004, to $168.0 million for 2005. Many items contributed to the year-over-year net increase in margin and, as a result, a table has been provided to summarize significant changes. Variances included under "Other significant items" in the table below are related to the timing of gain and loss recognition on certain transactions pursuant to generally accepted accounting principles and gains and losses that do not frequently occur in Integrys Energy Services' business. All variances depicted in the table are discussed in more detail below.
(Millions except natural gas sales volumes)	Increase (Decrease) in Margin in 2005 Compared to 2004

Electric and other margins
Physical asset management	$7.5
New York retail	3.0
Michigan retail	(15.7)
All other electric operations	21.1

Other significant items:
Oil option activity	8.7
Liquidation of electric purchase contract	8.2
Net increase in electric and other margins	32.8

Natural gas margins
Gas margins (principally Canada, Michigan, and Wisconsin retail markets)	6.1

Other significant items:
Counterparty settlement	3.3
Unrealized gain on Ohio options	2.9
Spot to forward differential	(7.2)
Net increase in natural gas margins	5.1

Net increase in Integrys Energy Services' margin	$37.9

Integrys Energy Services' electric and other margins increased $32.8 million for the year ended December 31, 2005, compared to 2004. The following items were the most significant contributors to the net change in Integrys Energy Services' electric and other margins:

•
Physical asset management - Optimization strategies related to Integrys Energy Services' generation facilities resulted in a $7.5 million increase in margin. The profitability and volume of transactions related to Integrys Energy Services' optimization strategies were higher due to increased variability in the price of energy in 2005 compared to 2004. In the first quarter of 2004, Integrys Energy Services first implemented the portfolio optimization strategies to optimize the value of the merchant generation fleet to reduce market price risk and extract additional value from these assets through the use of various financial and physical instruments (such as forward contracts and options).

•	New York retail - The first full year of retail electric operations in New York (as discussed in "Revenues" above) contributed $3.0 million to the overall margin increase.

•
Michigan retail - The margin contributed by retail electric operations in Michigan decreased $15.7 million in 2005, compared to 2004. Higher transmission-related charges resulting from the Seams Elimination Charge Adjustment, which was implemented on December 1, 2004, and continued through March 2006, as ordered by the FERC, negatively impacted the margin from retail electric operations in Michigan. In addition, tariff changes granted to the regulated utilities in Michigan in 2004, coupled with high wholesale energy prices, have significantly lowered the savings customers can obtain from contracting with non-utility suppliers. The tariff changes enable Michigan utilities to charge a fee to electric customers choosing non-utility suppliers in order to recover certain stranded costs. Integrys Energy Services has experienced significant customer attrition as a result of the tariff changes and higher wholesale prices. Customer attrition, high wholesale energy prices, and the tariff changes have also negatively impacted the margin from retail electric operations in Michigan.

•
All other electric operations - A $21.1 million increase in margin was primarily related to realized and unrealized gains on structured power transactions in the latter half of 2005. These transactions included the execution of purchase and sales contracts with municipalities, merchant generators, retail aggregators, and other power marketers made possible by changing market conditions. Additionally, Integrys Energy Services experienced increased margins from its merchant generation fleet as a result of increased dispatch levels due to improved market conditions. Period-by-period variability in the margin contributed by structured transactions and the merchant generation fleet is expected due to constantly changing market conditions and the timing of gain and loss recognition on certain transactions pursuant to generally accepted accounting principles.

•
Oil option activity - Mark-to-market gains recognized in 2005 on derivative instruments utilized to protect the value of a portion of Integrys Energy Services' Section 29/45K federal tax credits in 2006 and 2007 contributed $8.4 million to the increase in margin. The derivative contracts have not been designated as hedging instruments and, as a result, changes in the fair value are recorded currently in earnings. This results in mark-to-market gains or losses being recognized in different periods, compared to any offsetting tax credit phase-outs that may occur. For the year ended December 31, 2005, unrealized mark-to-market gains of $4.0 million and $4.4 million were recognized for the 2006 and 2007 oil options, respectively, while no tax credit phase-out was recognized because 2006 and 2007 tax credits will not be recognized until fuel is produced and sold in those periods. Hedges of 2005 exposure contributed an additional $0.3 million increase in margin ($1.9 million gain on settlement, net of $1.6 million of premium amortization).

•
Liquidation of electric purchase contract - In 2005, an electricity supplier exiting the wholesale market in Maine forced Integrys Energy Services to liquidate a firm contract to buy power in 2006 and 2007. Integrys Energy Services recognized a gain of $8.2 million related to the liquidation of this contract, and entered into a new contract with another supplier for firm power in 2006 and 2007 to supply its customers in Maine. The cost to purchase power under the new contract will be more than the cost under the liquidated contract. As a result, purchased power costs will be $6.4 million higher in 2006 and slightly higher than the original contracted amount in 2007, substantially offsetting the 2005 gain.

The natural gas margin at Integrys Energy Services increased $5.1 million (9.0%) for the year ended December 31, 2005, compared to 2004. The following items were the most significant contributors to the change in Integrys Energy Services' electric margin:

•
Gas margins (principally Canada, Michigan, and Wisconsin retail) - Major contributors to growth in Integrys Energy Services' gas margins included the continued expansion of our Canadian retail and wholesale business, as well as increased margins from our retail operations in Michigan and Wisconsin.

•	Counterparty settlement - The natural gas margin increased $3.3 million as a result of a favorable settlement with a counterparty.

•
Unrealized gain on Ohio options - A $2.9 million mark-to-market gain on options utilized to manage supply costs for Ohio customers, which expired in varying months through September 2006, also contributed to the margin increase. These contracts are utilized to reduce the risk of price movements and changes in load requirements during customer signup periods. Earnings volatility results from the application of derivative accounting rules to the options (requiring that these derivative instruments be marked-to-market), without a corresponding offset related to the customer contracts. Full requirements gas contracts with Integrys Energy Services' customers are not considered derivatives and, therefore, no gain or loss is recognized on these contracts until settlement.

•	Spot to forward differential - The natural gas storage cycle (described in more detail below) accounted for a $7.2 million decrease in the wholesale natural gas margin (for the year ended

December 31, 2005, the natural gas storage cycle had a $5.2 million negative impact on margin, compared with a $2.0 million favorable impact on margin for the same period in 2004).

Integrys Energy Services experiences earnings volatility associated with the natural gas storage cycle, which runs annually from April through March of the next year. Generally, injections of natural gas into storage inventory take place in the summer months and natural gas is withdrawn from storage in the winter months. Integrys Energy Services' policy is to hedge the value of natural gas storage with sales in the over-the-counter and futures markets, effectively locking in a margin on the natural gas in storage. However, fair market value hedge accounting rules require the natural gas in storage to be marked-to-market using spot prices, while the future sales contracts are marked-to-market using forward prices. When the spot price of natural gas changes disproportionately to the forward price of natural gas, Integrys Energy Services experiences volatility in its earnings. Consequently, earnings volatility may occur within the contract period for natural gas in storage. The accounting treatment does not impact the underlying cash flows or economics of these transactions. At December 31, 2005, there was a $5.8 million difference between the market value of natural gas in storage and the market value of future sales contracts (net unrealized loss), related to the 2005/2006 natural gas storage cycle. This difference between the market value of natural gas in storage and the market value of future sales contracts related to the 2005/2006 storage cycle is expected to vary with market conditions, but will reverse entirely and have a positive impact on earnings when all of the natural gas is withdrawn from storage.

Earnings

Integrys Energy Services' earnings increased $32.4 million (77.7%), for the year ended December 31, 2005, compared to 2004. Higher earnings were driven by the $37.9 million increase in margin, partially offset by a $15.8 million increase in operating and maintenance expenses, a $24.3 million after-tax increase in results from discontinued operations, a $1.7 million decrease in Section 29/45K federal tax credits, and the negative impact of a $1.6 million after-tax cumulative effect of change in accounting principle recorded in 2005.

Overview of Holding Company and Other Segment Operations

Holding Company and Other operations include the operations of Integrys Energy Group and the nonutility activities at WPSC and UPPCO. Holding Company and Other operations recognized earnings of $5.9 million during the year ended December 31, 2005, compared to earnings of $11.9 million in 2004. The decrease in earnings is primarily due to a $9.4 million decrease in pre-tax gains related to land sales, an income tax benefit recognized in 2004 from the donation of land to the WDNR, and a $5.5 million increase in interest expense. Pre-tax land sale gains of $10.3 million were recognized in 2005, compared to $19.7 million of pre-tax land sale gains in 2004. Interest expense increased primarily as a result of restructuring Sunbury's debt to a Integrys Energy Group's obligation in June 2005 and higher average short-term debt in 2005, compared to 2004. Partially offsetting the items discussed above was a $9.1 million increase in pre-tax equity earnings from ATC and $1.5 million of deferred financing costs that were written off in the first quarter of 2004. Pre-tax equity earnings from ATC were $25.1 million in 2005, compared to $16.0 million in 2004. Integrys Energy Group's ownership interest in ATC increased from approximately 23% at December 31, 2004, to approximately 31.0% at December 31, 2005. The higher ownership interest was primarily the result of Integrys Energy Group's continued funding of a portion of the Wausau, Wisconsin, to Duluth, Minnesota, transmission line.

Operating Expenses

Integrys Energy Group's Operating Expenses (Millions)	2005	2004	Change

Operating and maintenance expense	$535.4	$508.6	5.3%
Depreciation and decommissioning expense	142.3	106.8	33.2%
Taxes other than income	47.3	45.8	3.3%

Operating and Maintenance Expense

Operating and maintenance expenses increased $26.8 million (5.3%) for the year ended December 31, 2005, compared to 2004. Utility operating and maintenance expenses increased $12.9 million, primarily as a result of a $13.6 million increase in WPSC's operating and maintenance expenses. The following items were the most significant contributors to the change in operating and maintenance expenses at WPSC:

•	The combined increase in pension expense, active and postretirement medical expense, salaries, and customer service expense was approximately $25 million.

•	Transmission-related expenses increased $9.9 million.

•
In WPSC's rate case, the PSCW concluded that only half of the loss related to the 2005 sale of Kewaunee could be collected from ratepayers. As a result, in 2005 WPSC wrote off $6.1 million of the regulatory asset established for the loss on the sale of Kewaunee.

•
In WPSC's rate case, the PSCW also disallowed recovery of increased operating and maintenance expenses related to the 2004 extended outage at Kewaunee, resulting in a $2.1 million write-off in 2005 of previously deferred costs.

•
The increases discussed above were partially offset by a decrease in operating and maintenance expenses of approximately $28 million related to Kewaunee, due to the sale of this facility on July 5, 2005.

Operating and maintenance expenses at Integrys Energy Services increased $15.8 million. Approximately $11 million of the increase related to higher payroll and benefit costs associated with recent business expansion. Commissions paid to brokers and third-party agents increased $2.4 million and bad debt expense increased $2.3 million, primarily as a result of higher energy prices.

Depreciation and Decommissioning Expense

Depreciation and decommissioning expense increased $35.5 million (33.2%) for the year ended December 31, 2005, compared to 2004, largely due to an increase of $35.0 million at WPSC. The increase at WPSC was driven by higher gains on decommissioning trust assets prior to the sale of Kewaunee of approximately $35 million. Realized gains on decommissioning trust assets (included as a component of miscellaneous income) offset the increased decommissioning expense pursuant to regulatory practice. Continued capital investment at WPSC also resulted in an increase in depreciation expense. These items were partially offset by a $7.0 million decrease in depreciation resulting from the sale of the Kewaunee assets in July 2005.

Other Income (Expense)

Integrys Energy Group's Other Income (Expense) (Millions)	2005	2004	Change

Miscellaneous income	$86.2	$47.9	80.0%
Interest expense	(62.0)	(54.2)	14.4%
Minority interest	4.5	3.4	32.4%
Other (expense) income	$28.7	$(2.9)	-

Miscellaneous Income

Miscellaneous income increased $38.3 million (80.0%) for the year ended December 31, 2005, compared to 2004. The following items were the largest contributors to the change in miscellaneous income:

•
Approximately $35 million of the increase in miscellaneous income related to realized gains on nuclear decommissioning trust assets. The nonqualified decommissioning trust assets were placed in more conservative investments in the second quarter of 2005 in anticipation of the sale of Kewaunee, which was completed on July 5, 2005. Pursuant to regulatory practice, the increase in miscellaneous income related to the realized gains was offset by an increase in decommissioning expense. Overall, the change in the investment strategy for the nonqualified decommissioning trust assets had no impact on income available for common shareholders.

•	Pre-tax equity earnings from Integrys Energy Group's investment in ATC increased $9.1 million. Pre-tax equity earnings from ATC were $25.1 million in 2005, compared to $16.0 million in 2004.

•
WPSC sold a 30% interest in the Weston 4 power plant to DPC in the fourth quarter of 2005. Proceeds received from the sale included reimbursement for approximately $8 million of carrying costs incurred by WPSC for capital expenditures related to DPC's portion of the facility, which were funded by WPSC in 2004 and 2005. The $8 million reimbursement was recorded as miscellaneous income in 2005.

•	Land sale gains of $10.3 million were recognized in 2005, compared to land sale gains of $19.7 million in 2004, resulting in a $9.4 million decrease in miscellaneous income.

Interest Expense

The increase in interest expense was primarily related to an increase in the average level of short-term debt outstanding in 2005, compared to 2004.

Provision for Income Taxes

The effective tax rate was 20.8% for the year ended December 31, 2005, compared to 16.3% for the year ended December 31, 2004. The increase in the effective tax rate was driven by a tax benefit recorded in 2004 for land donated to the WDNR, a $2.9 million increase in the year-over-year provision for income taxes related to favorable settlements of certain tax audits and refund claims in 2004, and a $1.7 million decrease in Section 29/45K federal tax credits recognized.

Our ownership interest in the synthetic fuel operation resulted in recognizing the tax benefit of Section 29/45K federal tax credits totaling $26.1 million in 2005 and $27.8 million in 2004.

Discontinued Operations, Net of Tax

Discontinued operations, net of tax, at Sunbury increased $22.5 million, from an after-tax net loss of $13.4 million in 2004 to after tax income of $9.1 million in 2005. The margin at Sunbury increased $42.6 million, primarily due to improved opportunities to sell power into the market (made possible by the expiration of a fixed price outtake contract on December 31, 2004, and higher energy market prices). Integrys Energy Services' earnings were negatively impacted by an $80.6 million pre-tax impairment loss that was required to write down Sunbury's long-lived assets to fair market value and the recognition of $9.1 million in interest expense related to the termination of Sunbury's interest rate swap. However, these items were substantially offset by an $86.8 million pre-tax gain recognized on the sale of Sunbury's allocation emission allowances. The year-over-year change in discontinued operations was also negatively impacted by a $4.4 million termination payment received from Duquesne Power in December 2004, as a result of Duquesne's termination of the asset sale agreement with Sunbury.

Discontinued operations, net of tax, related to WPS Niagara Generation, LLC increased $2.8 million, from a net loss of $0.4 million in 2004 to income of $2.4 million in 2005. The increase in income generated from WPS Niagara Generation was mostly due to an increase in the average price per megawatt sold from this facility in 2005 compared to 2004.

Cumulative Effect of Change in Accounting Principles

The adoption of Interpretation No. 47 at Integrys Energy Services on December 31, 2005, resulted in a negative $1.6 million after-tax cumulative effect of change in accounting principle, related to recording a liability for asbestos remediation at certain of Integrys Energy Services' generation plants. For the utility segments of Integrys Energy Group, we concluded it was probable that any differences between expenses under Interpretation No. 47 and expenses currently recovered through customer rates will be recoverable in future customer rates. Accordingly, the adoption of this statement had no impact on the utility segment's income.

BALANCE SHEET - INTEGRYS ENERGY GROUP

2006 Compared with 2005

Inventories increased $151.9 million (49.9%), from $304.4 million at December 31, 2005, to $456.3 million at December 31, 2006. The increase in inventories was primarily related to an $85.2 million (42.5%) increase in natural gas in storage at Integrys Energy Services and a combined $65.7 million increase related to natural gas in storage at MGUC and MERC. A 121% increase in natural gas volumes in storage at Integrys Energy Services at December 31, 2006, compared to December 31, 2005, drove the increase in inventory at Integrys Energy Services, which was partially offset by a 20% decrease in the average cost of inventory in storage. High natural gas storage spreads (future natural gas sales prices were higher than the near term price of natural gas) increased the profitability of natural gas transactions in 2006, driving the increase in natural gas volumes in storage as well as the related structured wholesale natural gas storage transactions under contract at December 31, 2006, compared to December 31, 2005.

Current assets from risk management activities increased $162.2 million (17.9%) at December 31, 2006, compared to December 31, 2005, and current liabilities from risk management activities increased $148.9 million (17.5%). Long-term assets from risk management activities increased $81.7 million (36.1%) at December 31, 2006, compared to December 31, 2005, and long-term liabilities from risk management activities increased $76.3 million (40.5%). The increase in short-term and long-term risk management assets and liabilities was primarily related to an increase in contracted forward natural gas and electric sales volumes, partially offset by a decrease in the forward price of natural gas and electricity at December 31, 2006, compared to December 31, 2005. Contracted forward electric volumes increased significantly, largely due to the continued expansion of Integrys Energy Services' customer-focused wholesale electric business, its entry into the Texas and Illinois retail electric markets, and moderate retail growth in New York and New England. Contracted forward natural gas volumes also increased, partially attributed to high natural gas storage spreads at the end of 2006, which drove an increase in wholesale natural gas transactions under contract at December 31, 2006, compared to December 31, 2005. Retail natural gas volumes under contract at December 31, 2006 also increased compared to the prior year as lower natural gas prices provided more opportunities for Integrys Energy Services to enter into supply contracts with customers in existing markets.

Property, plant, and equipment, net, increased $490.8 million (24.0%), to $2,534.8 million at December 31, 2006, from $2,044.0 million at December 31, 2005. The major contributors to the change in property, plant, and equipment are summarized below:

•	Capital expenditures recorded in 2006 were $342.0 million, of which $146 million related to the construction of Weston 4.

•	Integrys Energy Group acquired retail natural gas distribution operations in Michigan and Minnesota in 2006, including $290.4 million of property, plant, and equipment.

•	Depreciation expense of $106.1 million was recorded in 2006.

Regulatory assets increased $145.8 million (53.6%), from $272.0 million at December 31, 2005, to $417.8 million at December 31, 2006. The majority of this increase, $126.1 million, related to pensions and postretirement items, including the adoption of SFAS No. 158 (see Note 19, "Employee Benefit Plans," in Integrys Energy Group's Notes to Consolidated Financial Statements for more information) and certain pension and postretirement purchase accounting adjustments related to the acquisition of natural gas utility operations in Michigan and Minnesota in 2006 (see Note 6, Acquisition and Sale of Assets," in Integrys Energy Group's Notes to Consolidated Financial Statements for more information).

Goodwill increased $267.1 million, from $36.8 million at December 31, 2005, to $303.9 million at December 31, 2006, related to the acquisition of natural gas utility operations in Michigan and Minnesota in 2006. See Note 6, "Acquisition and Sale of Assets," in Integrys Energy Group's Notes to Consolidated Financial Statements for more information.

Short-term debt increased $458.0 million (173.0%), from $264.8 million at December 31, 2005, to $722.8 million at December 31, 2006 and long-term debt increased $442.6 million (50.8%), from $871.1 million at December 31, 2005 to $1,313.7 million at December 31, 2006. In 2006, additional borrowings were primarily utilized to fund the purchase of natural gas distribution operations in Michigan and Minnesota, the construction of Weston 4, and for working capital requirements at Integrys Energy Services.

Regulatory liabilities decreased $71.5 million (19.2%), from $373.2 million at December 31, 2005, to $301.7 million at December 31, 2006, driven by a decrease in the regulatory liability related to proceeds received from the liquidation of the nonqualified decommissioning trust in connection with the Kewaunee sale. WPSC amortized $70.8 million of the regulatory liability related to the liquidation of the nonqualified decommissioning trust fund in 2006.

Pension and postretirement benefit obligations increased $106.5 million (129.7%), from $82.1 million at December 31, 2005, to $188.6 million at December 31, 2006. The increase was driven by the implementation of SFAS No. 158 on December 31, 2006 (see Note 19, "Employee Benefit Plans," in Integrys Energy Group's Notes to Consolidated Financial Statements for more information).

LIQUIDITY AND CAPITAL RESOURCES - INTEGRYS ENERGY GROUP

We believe that our cash balances, liquid assets, operating cash flows, access to equity capital markets and borrowing capacity made available because of strong credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. However, our operating cash flow and access to capital markets can be impacted by macroeconomic factors outside of our control. In addition, our borrowing costs can be impacted by short-term and long-term debt ratings assigned by independent rating agencies. We believe our ratings are among the best in the energy industry (see "Financing Cash Flows - Credit Ratings" below).

Operating Cash Flows

During 2006, net cash provided by operating activities was $72.9 million, compared with $77.4 million in 2005. The $4.5 million decrease in net cash provided by operating activities was driven by an $88.2 million increase in cash required to fund working capital requirements, primarily due to an increase in natural gas inventories at Integrys Energy Services. Natural gas in storage at Integrys Energy Services increased $85.2 million primarily related to a 121% increase in natural gas volumes in storage at Integrys Energy Services at December 31, 2006, compared to December 31, 2005 (partially offset by a 20% decrease in the average cost of inventory in storage). Integrys Energy Services chose to purchase more natural gas for storage due to high natural gas storage spreads (future natural gas sales prices were higher than the near term price of natural gas). The increase in cash used to fund higher Integrys Energy Services natural gas inventories was partially offset by cash used to fund expenditures incurred in 2005 related to the unplanned outage at Kewaunee, the start-up of MISO, and coal shortages (these items are discussed below and have only partially been collected from ratepayers).

During 2005, net cash provided by operating activities was $77.4 million, compared to $242.5 million in 2004. The $165.1 million decrease was driven by an $81.6 million increase in cash required to fund working capital requirements, primarily at Integrys Energy Services. Net cash provided by operating activities also decreased due to various expenditures incurred in 2005 at WPSC that will be collected from ratepayers in future years. In 2005, expenditures incurred related to the unplanned Kewaunee outage were approximately $49 million, expenditures incurred related to MISO were approximately $21 million, and increased expenditures related to coal shortages were approximately $6 million.

Investing Cash Flows

Net cash used for investing activities was $1,030.1 million in 2006, compared to $148.8 million in 2005. The $881.3 million year-over-year increase was primarily due to $659.3 million of cash paid in 2006 for the acquisition of the Michigan and Minnesota natural gas distribution operations from Aquila, $112.5 million of proceeds received in 2005 related to the sale of Kewaunee, $127.1 million of proceeds received in 2005 from the liquidation of the related non-qualified decommissioning trust, and $95.1 million of proceeds received in 2005 from DPC upon closing of the sale of a 30% ownership interest in Weston 4. Also contributing to the increase was $22.0 million of cash deposited into an escrow account in 2006 for the payment of the outstanding principal balance of first mortgage bonds in January 2007 (discussed below in significant financing activities). Partially offsetting the increase in cash used for investing activities was a $71.9 million decrease in capital expenditures (discussed below), proceeds of $38.5 million received in 2006 from the sale of the company's one-third interest in Guardian Pipeline, LLC, and proceeds of $19.9 million received in 2006 from the sale of WPS ESI Gas Storage, LLC.

Net cash used for investing activities decreased from $312.4 million in 2004 to $148.8 million in 2005. The $163.6 million (52.4%) decrease was driven by proceeds of $127.1 million received from the liquidation of the non-qualified decommissioning trust in connection with the Kewaunee sale, $112.5 million of proceeds received from the sale of Kewaunee, and $95.1 million of proceeds received from DPC upon closing of the sale of a 30% ownership interest in Weston 4. The decreases were partially offset by a $124.1 million increase in capital expenditures (primarily related to the construction of Weston 4) and a $30.3 million increase in the purchase of equity investments and other acquisitions, driven by a $41.3 million increase in Integrys Energy Group's funding of ATC's Wausau, Wisconsin, to Duluth, Minnesota, transmission line in 2005, compared to 2004.

Capital Expenditures

Capital expenditures by business segment for the years ended December 31, 2006, 2005, and 2004 were as follows:

	Years Ended December 31,
Millions	2006	2005	2004
Electric utility	$282.1	$373.9	$223.0
Gas utility	54.6	36.4	62.7
Integrys Energy Services	5.5	2.7	3.8
Other	(0.2)	0.9	0.3
Integrys Energy Group - Consolidated	$342.0	$413.9	$289.8

The decrease in capital expenditures at the electric utility in 2006 compared to 2005 was mainly due to lower capital expenditures associated with the construction of Weston 4. Weston 4 is expected to be commercially operational by June 2008. The increase in capital expenditures at the gas utility was related to a combined $20.1 million of capital expenditures incurred by MGUC and MERC for natural gas mains.

The increase in capital expenditures at the electric utility in 2005 compared to 2004 was mainly due to higher capital expenditures associated with the construction of Weston 4. Gas utility capital expenditures decreased in 2005 over 2004 primarily due to the completion of the automated meter reading project.

Financing Cash Flows

Net cash provided by financing activities was $891.7 million in 2006, compared with net cash related to financing activities of $0 in 2005. The change was primarily attributed to a $458.0 million increase in short-term debt and the issuance of $447.0 million of long-term debt in 2006. Increased borrowings were used primarily for the acquisitions of the natural gas distribution operations in Michigan and Minnesota, construction expenditures related to Weston 4, working capital requirements at Integrys Energy Services, and for other general corporate purposes.

Net cash related to financing activities was $0 in 2005, compared to net cash provided by financing activities of $76.8 million in 2004. Although cash provided by operating activities decreased in 2005, compared to 2004, this decrease was offset by a decrease in cash used for investing activities (primarily related to proceeds received from various asset sales in 2005).

Significant Financing Activities

As part of the merger, Integrys Energy Group anticipates increasing our quarterly common stock dividend rate to 66 cents per share going forward. This will result in a prorated dividend for the first quarter of 2007. We anticipate that Integrys Energy Group will continue the 66 cents per share quarterly dividend rate in the future, subject to evaluation by the Integrys Energy Group Board of Directors as future business needs dictate.

Integrys Energy Group had outstanding commercial paper borrowings of $562.8 million and $254.8 million at December 31, 2006, and 2005, respectively. Included in these amounts were commercial paper borrowings of $38.0 million and $75.0 million related to WPSC at December 31, 2006 and 2005, respectively. Integrys Energy Group had other outstanding short-term debt of $160.0 million and $10.0 million as of December 31, 2006, and 2005, respectively. Of the $160 million, $150.0 million related to Integrys Energy Services and $10.0 million related to WPSC. In April 2006, Integrys Energy Services entered into a $150.0 million 364-day credit agreement to finance its margin requirements related to natural gas and electric contracts traded on the NYMEX and the ICE, as well as the cost of natural gas in storage and for general corporate purposes. Borrowings under this agreement are guaranteed by Integrys Energy Group. As of December 31, 2006, the entire $150 million available under the credit agreement was utilized by Integrys Energy Services.

On December 14, 2006, the Village of Weston, Wisconsin, issued $22.0 million of 3.95% Pollution Control Refunding Revenue Bonds and loaned the proceeds from the sale of the bonds to WPSC. In return, WPSC issued $22.0 million of 3.95% senior notes, due in 2013, to the Village of Weston. At December 31, 2006, the $22.0 million of proceeds received from the Village of Weston were classified as restricted cash. In January 2007, WPSC used the restricted cash to repay the outstanding principal balance of its 6.90% first mortgage bonds which originally matured in 2013.

In December 2006, WPSC also issued $125 million of 5.55% 30-year senior notes. The net proceeds from the issuance of the senior notes were used for general corporate purposes, including funding construction costs and capital additions and reducing short-term indebtedness.

On December 1, 2006, Integrys Energy Group issued $300 million of junior subordinated notes. Interest has been fixed at 6.22% through the use of forward-starting interest rate swaps described more fully in Note 3, "Risk Management Activities." For more information on the junior subordinated notes, see Note 14, "Long-term Debt."

In 2006, 2005, and 2004 Integrys Energy Group issued new shares of common stock under its Stock Investment Plan and under certain stock-based employee benefit and compensation plans. As a result of these plans, equity increased $25.0 million, $29.0 million, and $28.3 million in 2006, 2005, and 2004, respectively. Integrys Energy Group did not repurchase any existing common stock during 2006 or 2005.

In November 2005, Integrys Energy Group entered into a forward equity sale agreement with an affiliate of J.P. Morgan Securities, Inc., as forward purchaser, relating to 2.7 million shares of Integrys Energy Group's common stock. On May 10, 2006, Integrys Energy Group physically settled the forward equity agreement and thereby issued 2.7 million shares of common stock and received proceeds of $139.6 million. The proceeds were used to pay down commercial paper borrowings originally utilized to finance the acquisition of the natural gas distribution operations in Michigan and for general corporate purposes.

In November 2005, Integrys Energy Group issued and sold 1.9 million shares of common stock at a public offering price of $53.70 per share. The proceeds of $98.3 million, net of underwriting discounts and commissions, were used to reduce short-term debt and fund equity contributions to subsidiary companies.

In June 2005, $62.9 million of non-recourse debt at an Integrys Energy Services subsidiary that was used to finance the purchase of Sunbury was restructured to a five-year Integrys Energy Group obligation in connection with the sale of Sunbury's allocated emission allowances. An additional $2.7 million drawn on a line of credit at Integrys Energy Services was rolled into the five-year Integrys Energy Group obligation. The floating interest rate on the total five-year Integrys Energy Group obligation of $65.6 million was fixed at 4.595% through two interest rate swaps. See Note 4, "Discontinued Operations," in Integrys Energy Group's Notes to Consolidated Financial Statements for more information related to Sunbury.

In January 2004, WPSC retired $49.9 million of its 7.125% series first mortgage bonds. These bonds had an original maturity date of July 1, 2023.

In January 2004, Integrys Energy Group retired $50.0 million of its 7.0% trust preferred securities. As a result of this transaction, WPSR Capital Trust I, a Delaware business trust, was dissolved.

Credit Ratings

Integrys Energy Group and WPSC use internally generated funds and commercial paper borrowing to satisfy most of their capital requirements. Integrys Energy Group also periodically issues long-term debt and common stock to reduce short-term debt, maintain desired capitalization ratios, and fund future growth. Integrys Energy Group may seek nonrecourse financing for funding nonregulated acquisitions. Integrys Energy Group's commercial paper borrowing program provides for working capital requirements of the nonregulated businesses, UPPCO, MGUC, and MERC. WPSC has its own commercial paper borrowing program. WPSC also periodically issues long-term debt, receives equity contributions from

Integrys Energy Group, and makes payments for return of capital to Integrys Energy Group to reduce short-term debt, fund future growth, and maintain capitalization ratios as authorized by the PSCW. The specific forms of long-term financing, amounts, and timing depend on the availability of projects, market conditions, and other factors.

The current credit ratings for Integrys Energy Group and WPSC are listed in the table below.

Credit Ratings	Standard & Poor's	Moody's
Integrys Energy Group Corporate credit rating Senior unsecured debt Commercial paper Credit facility Junior subordinated notes	A- BBB+ A-2 - BBB	n/a A3 P-2 A3 Baa1
WPSC Senior secured debt Preferred stock Commercial paper Credit facility	A BBB+ A-2 -	Aa3 A3 P-1 A1

We believe these ratings continue to be among the best in the energy industry and allow us to access commercial paper and long-term debt markets on favorable terms. Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating.

On February 21, 2007, Standard & Poor's lowered the corporate credit rating on Integrys Energy Group to A- from A and removed it from CreditWatch with negative implications. Standard & Poor's also lowered Integrys Energy Group's unsecured ratings to BBB+ from A and all other issue-specific ratings by one notch. Standard & Poor's stated that the ratings actions are due to concerns related to plans to expand its energy marketing business, the dividend requirements that will result from the merger, moderate capital expenditure requirements, lower than expected performance at MGUC and MERC, and uncertainty regarding future rate relief as well as full integration to commence at the newly acquired Peoples utilities. Standard & Poor's also lowered all WPSC's issue-specific ratings by one notch as WPSC's liquidity is being pressured by its ongoing construction program. Standard & Poor's outlook for all Integrys Energy Group related companies is negative pending the sale of Peoples Energy Corporation's oil and natural gas production business and successful integration of recent acquisitions.

On February 21, 2007, Moody's downgraded the senior unsecured rating of Integrys Energy Group to A3 from A1, downgraded the bank credit facility to A3 from A1, downgraded the commercial paper rating to Prime-2 from Prime-1, and downgraded the junior subordinated notes to Baa1 from A2. Moody's also downgraded WPSC's senior secured rating to Aa3 from Aa2, its senior unsecured bank credit facility to A1 from Aa3, and its preferred stock to A3 from A2. Moody's also confirmed WPSC's commercial paper rating at Prime-1. Moody's actions to downgrade are due to concerns about increases in Integrys Energy Group's consolidated debt levels and business risk profile evidenced by the increased scale and scope of the post merger non-regulated energy marketing business plus the entry into the historically more challenging regulatory jurisdiction of Illinois.

Initially, on November 28, 2006, Standard & Poor's assigned Integrys Energy Group's $300 million junior subordinated notes a BBB+ rating due to the note's subordinated position in Integrys Energy Group's capital structure and the potential for interest deferral and Moody's assigned a rating of A2 to the junior subordinated notes.

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

Integrys Energy Group and WPSC hold credit lines to back 100% of their commercial paper borrowing and letters of credit. A significant decrease in the commercial paper credit ratings could adversely affect the companies by increasing the interest rates at which they can borrow and potentially limiting the availability of funds to the companies through the commercial paper market. A restriction in the companies' ability to use commercial paper borrowing to meet working capital needs would require them to secure funds through alternate sources resulting in higher interest expense, higher credit line fees, and a potential delay in the availability of funds.

Integrys Energy Services maintains underlying agreements to support its electric and natural gas trading operations. In the event of a deterioration of Integrys Energy Group's credit rating, many of these agreements allow the counterparty to demand additional assurance of payment. This provision could pertain to existing business, new business, or both with the counterparty. The additional assurance requirements could be met with letters of credit, surety bonds, or cash deposits and would likely result in Integrys Energy Group being required to maintain increased bank lines of credit or incur additional expenses, and could restrict the amount of business Integrys Energy Services would be able to conduct.

Integrys Energy Services uses the NYMEX, the ICE, and over-the-counter financial markets to mitigate its exposure to physical customer obligations. These contracts are closely correlated to the customer contracts, but price movements on the contracts may require financial backing. Certain movements in price for contracts through the NYMEX and the ICE require posting of cash deposits equal to the market move. For the over-the-counter market, the underlying contract may allow the counterparty to require additional collateral to cover the net financial differential between the original contract price and the current forward market. Increased requirements related to market price changes usually only result in a temporary liquidity need that will unwind as the sales contracts are fulfilled.

Discontinued Operations

Net cash provided by discontinued operations was $61.0 million in 2006 and $59.1 million in 2005. The increase in cash provided by discontinued operations in 2006 was driven by a decrease in cash paid for emission allowances required to operate Sunbury in 2006, compared to 2005 (substantially all of the emission allowances required to operate Sunbury through the 2006 sale were purchased in 2005), and from the $33.6 million of proceeds received from the sale of Sunbury in 2006. These increases were partially offset by $110.9 million of proceeds received from the sale of Sunbury's allocated emission allowances in 2005 (which was partially offset by income taxes paid related to the gain on the sale of these emission allowances).

Net cash provided by discontinued operations was $59.1 million in 2005, compared to net cash used for discontinued operations of $17.6 million in 2004. The increase in cash provided by discontinued operations in 2005 was driven by $110.9 million of proceeds received from the sale of Sunbury's allocated emission allowances in 2005, partially offset by income taxes paid related to the gain on the sale of these emission allowances.

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of Integrys Energy Group, including its subsidiaries.

Contractual Obligations	Total	Payments Due By Period
As of December 31, 2006 (Millions)	Amounts Committed	2007	2008-2009	2010-2011	2012 and Thereafter

Long-term debt principal and interest payments	$2,026.8	$102.0	$311.3	$342.0	$1,271.5
Operating lease obligations	28.7	5.6	9.0	7.3	6.8
Commodity purchase obligations	5,221.7	2,565.4	1,400.1	617.4	638.8
Purchase orders	434.0	393.9	40.1	-	-
Capital contributions to equity method investment	56.6	44.2	12.4	-	-
Other	352.6	40.6	64.5	40.0	207.5
Total contractual cash obligations	$8,120.4	$3,151.7	$1,837.4	$1,006.7	$2,124.6

Long-term debt principal and interest payments represent bonds issued, notes issued, and loans made to Integrys Energy Group and its subsidiaries. We record all principal obligations on the balance sheet. For purposes of this table, it is assumed that the hybrid instrument discussed in Note 14 of Integrys Energy Group's Notes to Consolidated Financial Statements, "Long-Term Debt," will be retired in 2016. Energy supply contracts at Integrys Energy Services included as part of commodity purchase obligations are generally entered into to meet obligations to deliver energy to customers. WPSC, UPPCO, MGUC, and MERC expect to recover the costs of their contracts in future customer rates. Purchase orders include obligations related to normal business operations and large construction obligations, including 100% of Weston 4 obligations. The sale of a 30% interest in Weston 4 to DPC was completed in November 2005, but WPSC retains the legal obligation to initially remit payment to third parties for 100% of all construction costs incurred, 30% of which is subsequently be billed to DPC. Capital contributions to equity method investment consist of our commitment to fund a portion of ATC's Wausau, Wisconsin, to Duluth, Minnesota, transmission line together with ATC. Other mainly represents expected pension and postretirement funding obligations.

Capital Requirements

WPSC makes large investments in capital assets. Net construction expenditures are expected to be $764.1 million in the aggregate for the 2007 through 2009 period. The largest of these expenditures is for distribution projects (which include replacement of utility poles, transformers, meters, and the like) and environmental projects. WPSC is expected to incur costs of approximately $282 million from 2007 through 2009 related to distribution projects and approximately $163 million during the same time period for environmental projects.

As part of its regulated utility operations, on September 26, 2003, WPSC submitted an application for a Certificate of Public Convenience and Necessity to the PSCW seeking approval to construct Weston 4, a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. The facility is estimated to cost approximately $779 million (including the acquisition of coal trains), of which WPSC is responsible for slightly more than 70% (approximately $549 million) of the costs. In November 2005, DPC purchased a 30% ownership interest in Weston 4, remitting proceeds of $95.1 million for its share of the construction costs (including carrying charges) as of the closing date of the sale. WPSC is responsible for slightly more than 70% of the costs because of certain common facilities that will be installed as part of the project. WPSC will have a larger than 70% interest in these common facilities. DPC will be billed by WPSC for 30% of all remaining costs to complete the construction of the plant. As of December 31, 2006, WPSC has incurred a total cost of approximately $434 million related to its ownership interest in the project. WPSC expects to incur additional construction costs through the date the plant goes into service of approximately $115 million in addition to approximately $73 million to fund construction of the transmission facilities required to support Weston 4. ATC will reimburse WPSC for the construction costs of these transmission facilities and related carrying costs when Weston 4 becomes commercially operational, which is expected to occur by June 2008.

Other significant anticipated construction expenditures for WPSC during the three-year period from 2007 through 2009 include approximately $73 million related to a natural gas pipeline expansion project, approximately $62 million of expenditures at WPSC generation plants to ensure continued reliability of these facilities, and corporate services infrastructure projects of approximately $45 million.

On April 18, 2003, the PSCW approved WPSC's request to transfer its interest in the Wausau, Wisconsin, to Duluth, Minnesota, transmission line to ATC. Integrys Energy Group committed to fund 50% of total project costs incurred up to $198 million. Integrys Energy Group will receive additional equity in ATC in exchange for the project funding. Integrys Energy Group may terminate funding if the project extends beyond January 1, 2010. The total cost of the project is estimated at $420.3 million and it is expected that the line will be completed and placed in service in 2008. Integrys Energy Group has the right, but not the obligation, to provide additional funding in excess of $198 million up to 50% of the revised cost estimate. Integrys Energy Group's future funding of the line will be reduced by the amount funded by Allete, Inc. Allete exercised its option to fund $60 million of future capital calls for the portion of the Wausau to Duluth transmission line and had completed funding the $60 million as of February 2007. During 2007 and through the completion of the line in 2008, Integrys Energy Group expects to fund up to approximately $57 million for the Wausau to Duluth transmission line.

Integrys Energy Group expects to provide additional capital contributions to ATC of approximately $75 million for the period 2007 through 2009 for other projects.

Integrys Energy Group's expected capital contributions related to ATC for 2007 through 2009 are as follows:

(In Millions)	December 31, 2006

Wausau to Duluth transmission line	$57.0
Capital contributions to ATC	75.0
Total future capital contributions from 2007 to 2009 related to ATC	$132.0

UPPCO is expected to incur construction expenditures of about $47 million in the aggregate for the period 2007 through 2009, primarily for electric distribution improvements and repairs and safety measures at hydroelectric facilities.

MGUC is expected to incur construction expenditures of approximately $25 million in the aggregate for the period 2007 through 2009, primarily for natural gas mains.

MERC is expected to incur construction expenditures of approximately $46 million in the aggregate for the period 2007 through 2009, primarily for natural gas mains.

Capital expenditures identified at Integrys Energy Services for 2007 through 2009 are expected to be approximately $12.7 million. In 2007, Integrys Energy Services will develop a new landfill gas project, Winnebago Energy Center Development. Winnebago Energy Center Development is a 6.5-megawatt project near Rockford, Illinois, and will consist of installing gas cleanup equipment and engines to collect and burn landfill gas at the site to generate electricity. Integrys Energy Services plans to sell the electricity in the PJM marketplace. The project is initially expected to cost approximately $9 million. Other capital expenditures at Integrys Energy Services are related to scheduled major maintenance projects at Integrys Energy Services' generation facilities and computer equipment related to business expansion and planned technology upgrades.

All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility, and economic trends. Other capital expenditures for Integrys Energy Group and its subsidiaries for 2007 through 2009 could be significant depending on its success in pursuing development and acquisition opportunities.

When appropriate, Integrys Energy Group may seek nonrecourse financing for a portion of the cost of these acquisitions.

Capital Resources

As of December 31, 2006, both Integrys Energy Group and WPSC were in compliance with all of the covenants under their lines of credit and other debt obligations.

For the period 2007 through 2009, Integrys Energy Group plans to use internally generated funds net of forecasted dividend payments, cash proceeds from asset sales, and debt and equity financings to fund capital requirements. Integrys Energy Group plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth. Management believes Integrys Energy Group has adequate financial flexibility and resources to meet its future needs.

In June 2006, Integrys Energy Group entered into an unsecured $500 million 5-year credit agreement. This revolving credit facility replaced the $300 million bridge credit facility discussed below and is in addition to the previously existing credit facility which also has a borrowing capacity of $500 million, bringing Integrys Energy Group's total borrowing capacity under its general credit agreements to $1 billion. Both credit facilities back Integrys Energy Group's commercial paper borrowing programs and most letters of credit. The first credit line was entered into in June 2005, and is an unsecured $500 million 5-year agreement. In June 2005, WPSC also entered into a 5-year credit facility for $115 million to replace its former 364-day credit facility for the same amount. This credit line is used to back 100% of WPSC's commercial paper borrowing programs and letters of credit for WPSC. As of December 31, 2006, there was a total of $520.1 million available under Integrys Energy Group's general credit lines, including $73.2 million available under WPSC's general credit line.

In April 2006, Integrys Energy Group filed a shelf registration under the new SEC securities offering reform rules for the ability to issue debt, equity, and certain types of hybrid securities. This shelf registration statement includes the unused capacity remaining under Integrys Energy Group's prior registration statement. Specific terms and conditions of securities issued will be determined prior to the actual issuance of any specific security. Under the new SEC securities offering reform rules, Integrys Energy Group will be able to issue securities under this registration statement for three years. Integrys Energy Group's Board of Directors has authorized issuance of up to $700 million of equity, debt, or other securities under this shelf registration statement, $300 million of which was used in December 2006 when we issued the junior subordinated notes.

In April 2006, Integrys Energy Services entered into a $150 million 364-day credit agreement to finance its margin requirements related to natural gas and electric contracts traded on the NYMEX and ICE, as well as the cost of natural gas in storage and for general corporate purposes. Borrowings under this agreement are guaranteed by Integrys Energy Group. As of December 31, 2006, the entire $150 million available under the credit agreement was utilized by Integrys Energy Services.

In November 2005, Integrys Energy Group entered into two unsecured revolving credit agreements of $557.5 million and $300 million with J.P. Morgan Chase Bank, N.A. and Bank of America, N.A. As discussed above, the $500 million 5-year credit agreement entered into in June 2005 replaced the $300 million bridge credit facility. The $557.5 million credit facility is a bridge facility intended to back commercial paper borrowings related to the purchase of the natural gas distribution operations in Michigan and Minnesota. The capacity under the $557.5 million bridge facility is reduced by the amount of proceeds from any long-term financing Integrys Energy Group completes, with the exception of proceeds received from the November 2005 equity offering. On March 31, 2006, Integrys Energy Group issued $269.5 million of commercial paper supported by the $557.5 million bridge credit facility to purchase the natural gas distribution operations in Michigan. On May 10, 2006, as a result of Integrys Energy Group's physical settlement of its forward equity agreement (and issuing 2.7 million shares of common stock upon settlement), the $557.5 million facility was reduced to $417.9 million. The $417.9 million credit agreement matures on September 5, 2007, and has representations and covenants that are similar to those in Integrys Energy Group's general credit facilities. On June 30, 2006, Integrys Energy Group issued $288.0 million of commercial paper supported by the remainder of the $417.9 million credit facility and the general credit facilities, to purchase the natural gas distribution operations in Minnesota. Working capital and other post closing adjustments related to the acquisitions were funded by commercial paper supported by the general credit facilities. On December 1, 2006, Integrys Energy Group issued $300 million of junior subordinated notes, reducing the $417.9 million credit facility to $121 million. See Note 6, "Acquisitions and Sales of Assets," for more information related to the acquisitions of the natural gas distribution operations in Michigan and Minnesota.

Other Future Considerations

Merger with Peoples Energy Corporation

For additional information on the merger with Peoples Energy, see Note 6, "Acquisition and Sales of Assets."

Asset Management Strategy

Our asset management strategy calls for continuous assessment of our existing assets as well consideration of the acquisition of assets that complement our existing business and strategy. This strategy also calls for a focus on the disposition of assets, including plants and entire business units, which are either no longer strategic to ongoing operations, are not performing as needed, or the disposition of which would reduce our risk profile.

As a part of our asset management strategy, in December 2005, UPPCO sold a portion of its real estate holdings that were no longer needed for operations. See Note 6, "Acquisitions and Sales of Assets," in Integrys Energy Group's Footnotes to Consolidated Financial Statements for more information. Integrys Energy Group continues to evaluate alternatives for the sale of the balance of our identified real estate holdings no longer needed for operation.

Regulatory Matters and Rate Trends

Under the prevailing Wisconsin fuel rules, WPSC's 2006 electric rates were subject to adjustment when electric generation fuel and purchased power costs fell outside of a pre-determined band. This band was set at +2.0% and -0.5%, for 2006 by the PSCW. On March 8, 2006, the PSCW filed a notice of proceeding to review fuel rates as WPSC fuel costs were below the 0.5% limit. On April 25, 2006, WPSC filed with the PSCW a stipulation agreement with various interveners to refund a portion of the difference between fuel costs that were projected in the 2006 Wisconsin retail rate case and actual Wisconsin retail fuel costs incurred during the first half of 2006. This refund resulted in a credit to customers' bills over the months of May 2006 to August 2006. On October 2, 2006, WPSC filed for an additional refund of $15.6 million to reflect additional fuel cost savings in the third quarter of 2006. The PSCW approved this filing and ordered this amount to be refunded based on November and December usage. Customer refunds of $28.6 million were made in 2006, related to the stipulation agreement. An additional refund to customers of $13.4 million was accrued at December 31, 2006. WPSC expects to make a final refund to customers in the spring of 2007. In its 2007 rate order, WPSC's band was set at +2.0% and -2.0%, for 2007 by the PSCW.

To mitigate the volatility of fuel costs in 2007 and beyond, WPSC is employing risk management techniques pursuant to its PSCW approved Risk Plan and Policy, including the use of derivative instruments such as futures and options.

In WPSC's retail electric rate case proceeding for 2006, the PSCW applied a "financial harm" test when considering the rate recovery of certain deferred costs previously authorized for accounting purposes. The PSCW has not applied a financial harm test previously when considering the rate recovery of costs that were previously authorized for deferral. In WPSC's rate case proceeding for 2006, after applying the financial harm test, the PSCW disallowed rate recovery of the 2004 extended outage at Kewaunee. The PSCW also disallowed recovery of 50% of the pre-tax loss realized on the sale of Kewaunee. None of these disallowed costs were found to be imprudent by the PSCW. Notwithstanding the PSCW's decision on these Kewaunee related deferred costs, WPSC still believes it is probable that all regulatory assets recorded at December 31, 2006, will be collected from ratepayers.

In both 2005 and 2006, forecasting and monitoring of fuel costs have become extremely difficult for both the PSCW and WPSC. These challenges can be attributed to the implementation of the MISO Day 2 market and volatility in natural gas prices. In 2005, the PSCW received several applications from various Wisconsin electric utilities under the PSC Chapter 116 fuel rules for large rate increases due to increased natural gas prices. In response, on February 7, 2006, the PSCW opened Docket 01-AC-224 to review the fuel rules. On February 1, 2007, the five utilities subject to the current fuel rules filed proposed changes to the fuel rules with the PSCW. The primary proposed change was to replace the trigger mechanism with a true "dead band" of 1% which would limit a utility's annual exposure or opportunity to a maximum of 1% of fuel costs.

On June 29, 2006, the PSCW opened Docket 05-EI-139 to address the recovery of costs associated with the MISO Day 2 market. Testimony has been filed and hearings were held February 13, 2007. As of December 31, 2006, WPSC had recorded a regulatory asset of $20.8 million for unrecovered MISO Day 2 costs. The recoverability and the timing of recovery of this regulatory asset and other costs will be addressed in this docket. Management still believes it is probable that the regulatory asset recorded for unrecovered MISO Day 2 costs will be collected from rate payers.

For a discussion of regulatory filings and decisions, see Note 23, "Regulatory Environment," in Integrys Energy Group's Notes to Consolidated Financial Statements. For a discussion related to the regulatory filings and decisions made in connection with the merger with Peoples Energy Corporation, see Note 6, "Acquisitions and Sales of Assets."

See Note 9, "Regulatory Assets and Liabilities," in Integrys Energy Group's Notes to Consolidated Financial Statements for a list of regulatory assets recorded at December 31, 2006.

Industry Restructuring - Michigan

Under the current Electric Choice program in Michigan, Integrys Energy Services established itself as a significant supplier to the industrial and commercial markets. However, prolonged high wholesale energy prices coupled with approved tariff changes for the regulated utilities have almost eliminated the savings customers can obtain from contracting with non-utility suppliers. As a result, many customers returned to the bundled tariff service of the incumbent utilities. The high wholesale energy prices and tariff changes caused a reduction in new business and renewals for Integrys Energy Services. In 2006, Integrys Energy Services' Michigan retail electric business declined to less than one-fourth the peak megawatts it was in 2005, and earnings contributed by Integrys Energy Services' Michigan retail electric operations in 2006 were minimal. However, both Detroit Edison and Consumers Energy have initiated proceedings before the MPSC for rate increases relating to the recovery of substantial power supply costs incurred but not included in rates in 2005. Market prices for power in 2006 also declined significantly over the past six months, further reducing the benefit that regulated utility customers have experienced. The combination of lower market prices and potentially increasing utility rates could create the necessary conditions for customers to once again contract with non-utility suppliers.

The status of Michigan's electric markets and more specifically the MPSC's Capacity Needs Report of January 3, 2006, were the subject of hearings in both the Senate and House Energy Committees. In addition, on April 6, 2006, Governor Granholm issued an Executive Directive instructing MPSC Chair Peter Lark to complete a state energy plan. On January 31, 2007, Chairman Peter Lark submitted the state's 21st Century Energy Plan to Governor Granholm. See Michigan 21st Century Energy Plan discussion below for more information. If legislation rolling back the Electric Choice market is enacted, it could diminish the benefits of competitive supply for Michigan business customers. The impact on Integrys Energy Services of all the above, coupled with the volatile wholesale power market could range from significantly increasing Michigan business to a possible decision by Integrys Energy Services to exit Michigan's retail electric market and redirect resources to more vibrant markets. However, it is unlikely that the most significant stakeholder, the customer, will stand for any set of outcomes that eradicates Electric Choice. Integrys Energy Services is actively participating in the legislative and regulatory process in order to protect its interests in Michigan.

Seams Elimination Charge Adjustment

For a discussion of SECA, see Note 23, "Regulatory Environment," in the Notes to Integrys Energy Group's Financial Statements.

Income Taxes

-Synthetic Fuel Production Facility-

Assuming no phase-out, Integrys Energy Services expects to recognize approximately $37 million of Section 29/45K federal tax credits in 2007, both from its ownership interest in a synthetic fuel facility and additional tons of synthetic fuel Integrys Energy Services will procure from one of its synthetic fuel partners. However, for 2007, we cannot predict the future prices of a barrel of oil and, therefore, have no way of knowing what portion of our 2007 tax credits will ultimately be phased out. Integrys Energy Services estimates that 2007 Section 29/45K federal tax credits will begin phasing out if the annual average NYMEX price of a barrel of oil reaches approximately $62, with a total phase-out if the annual average NYMEX price of a barrel of oil reaches approximately $77. At December 31, 2006, Integrys Energy Services had derivative (option) contracts that mitigated approximately 75% of its volumetric exposure to Section 29/45K phase-outs in 2007. The derivative contracts involve purchased and written options that provide for net cash settlement at expiration based on the annual average NYMEX trading price of oil in relation to the strike price of each option. The derivative contracts have not been designated as hedging instruments and, as a result, changes in the fair value of the options are recorded currently as a component of nonregulated revenue. This results in mark-to-market gains or losses being recognized in earnings in different periods than the tax credits. Pre-tax mark-to-market gains / (losses) recognized in 2005 and 2006 related to 2007 options were $4.4 million and ($0.5) million, respectively. This $3.9 million net gain will reverse in 2007 assuming no phase-out. In addition, based upon the option contracts in place at December 31, 2006, Integrys Energy Services anticipates it would recognize approximately $16 million of realized pre-tax losses in 2007 assuming no phase-out, which is equivalent to the cost of mitigating the risk of phase-out of 75% of the 2007 Section 29/45K tax credits.

For more information on the synthetic fuel production facility, see the Note 17, "Commitments and Contingencies," in the Integrys Energy Group's Notes to Consolidated Financial Statements.

-Peshtigo River Land Donation-

In 2004, Integrys Energy Group submitted a request to have the Internal Revenue Service (IRS) conduct a pre-filing review of a tax position related to its 2004 tax return. The tax position related to the value of the Peshtigo River land donated to the WDNR in 2004, for which Integrys Energy Group recorded a $4.1 million income tax benefit. In August 2006, the IRS finished a limited issue focused examination of the 2004 Integrys Energy Group consolidated tax return, which covered several issues, including the Peshtigo River Land donation. The IRS denied the donation deduction and issued a 30-day letter granting Integrys Energy Group the right to appeal its determination. Integrys Energy Group filed its protest of the IRS' examination changes on September 22, 2006. The IRS provided its response to our protest on November 1, 2006. This matter is now proceeding to IRS Appeals. We still believe our position is appropriate and will continue to pursue this matter.

Environmental

See Note 17, "Commitments and Contingencies," in Integrys Energy Group's Notes to Consolidated Financial Statements for a detailed discussion of environmental considerations.

Wisconsin Energy Efficiency and Renewables Act

In March 2006, Wisconsin Governor Doyle signed 2005 Wisconsin Act 141 (2005 Senate Bill 459), the Energy Efficiency and Renewables Act, which requires Wisconsin electric providers to increase the amount of renewable electricity they sell by 2% above their current level before 2010 and 6% above their current level by 2015. The goal is to have 10% of the state's electricity generated from renewable sources by 2015, which is intended to increase the use of renewable energy in Wisconsin, promote the development of renewable energy technologies, and strengthen the state's energy efficiency programs. Administrative rules are currently being drafted. As of December 31, 2006, approximately 4% of Integrys Energy Group's generation in Wisconsin is from renewable sources. Integrys Energy Group continuously evaluates alternatives for cost effective renewable energy sources and will secure reliable and efficient renewable energy sources to meet both requirements by their respective dates.

Michigan 21st Century Energy Plan

On January 31, 2007, MPSC Chairman Peter Lark presented the "21st Century Energy Plan" to Governor Granholm. The plan recognizes the increased need for energy in the next 20 years. The plan proposes an alternative method of receiving pre-construction approval for significant generating plant additions versus the alternative of building a generating plant and then seeking approval for recovery of costs. The plan calls for legislation to implement a 10% renewable energy portfolio standard by 2015 as well as a statewide energy efficiency program.

Midwest Independent Transmission System Operator

WPSC, UPPCO, and Integrys Energy Services are members of the MISO, which operates an electric wholesale market in the Midwest, including Wisconsin and the Upper Peninsula of Michigan. The market pricing is based on a locational marginal pricing system. The pricing mechanism expanded the market from a physical market to also include financial instruments and is intended to send price signals to stakeholders where generation or transmission system expansion is needed.

MISO participants offer their generation and bid their customer load into the market on an hourly basis. This results in net receipts from, or net obligations to, MISO for each hour of each day. MISO aggregates these hourly transactions and currently provides updated settlement statements which may reflect billing adjustments and result in an increase or decrease to the net receipt from or net obligation to MISO. The billing adjustments may or may not be recovered through the rate recovery process. Market participants may dispute the updated settlement statements and related charges. At the end of each month, the amount due from or payable to MISO is estimated for those operating days where a 7-day settlement statement is not yet available. Thus, significant changes in the estimates and new information provided by MISO in subsequent settlement statements or through tariff interpretation changes could have a material impact on our results of operations with adjustments back to the start of the market.

New Accounting Pronouncements

See Note 1(w), "New Accounting Pronouncements," in Integrys Energy Group's Notes to Consolidated Financial Statements for a detailed discussion of new accounting pronouncements.

GUARANTEES AND OFF BALANCE SHEET ARRANGEMENTS - INTEGRYS ENERGY GROUP

See Note 18, "Guarantees," in Integrys Energy Group's Notes to Consolidated Financial Statements for information regarding guarantees.

See Note 24, "Variable Interest Entities," in Integrys Energy Group's Notes to the Consolidated Financial Statements for information on the implementation of FASB Interpretation No. 46R.

MARKET PRICE RISK MANAGEMENT ACTIVITIES - INTEGRYS ENERGY GROUP

Market price risk management activities include the electric and natural gas marketing and related risk management activities of Integrys Energy Services, along with oil options used to mitigate the risk of an increase in oil prices that could reduce the amount of Section 29/45K federal tax credits that could be recognized. Integrys Energy Services' marketing and trading operations manage power and natural gas procurement as an integrated portfolio with its retail and wholesale sales commitments. Derivative instruments are utilized in these operations. Integrys Energy Services measures the fair value of derivative instruments (including NYMEX, ICE, and over-the-counter contracts, options, natural gas and electric power physical fixed price contracts, basis contracts, and related financial instruments) on a mark-to-market basis. The fair value of derivatives is included in assets or liabilities from risk management activities on Integrys Energy Group's Consolidated Balance Sheets.

The offsetting entry when fair value adjustments are made to assets or liabilities from risk management activities is to other comprehensive income (for the effective portion of cash flow hedges) or to earnings. The fair values of derivative instruments are adjusted each reporting period using various market sources and risk management systems. The primary input for natural gas and oil pricing is the settled forward price curve of the NYMEX and the ICE. Basis pricing is derived from published indices and documented broker quotes. Integrys Energy Services also determines electric prices based on published indices and documented broker quotes. The following table provides an assessment of the factors impacting the change in the net value of Integrys Energy Services' assets and liabilities from risk management activities for the year ended December 31, 2006.

Integrys Energy Services Mark-to-Market Roll Forward (Millions)	Oil Options	Natural Gas	Electric	Total

Fair value of contracts at January 1, 2006	$23.6	$8.2	$29.8	$61.6
Less: contracts realized or settled during period	26.1	78.2	25.1	129.4
Plus: changes in fair value of contracts in existence at December 31, 2006	(2.2)	175.2	2.411.9	175.4
Fair value of contracts at December 31, 2006	$(4.7)	$105.2	$7.1	$107.6

The fair value of contracts at January 1, 2006, and December 31, 2006, reflects the values reported on the balance sheet for net mark-to-market current and long-term risk management assets and liabilities as of those dates. Contracts realized or settled during the period includes the value of contracts in existence at January 1, 2006, that were no longer included in the net mark-to-market assets as of December 31, 2006, along with the amortization of those derivatives later designated as normal purchases and sales under SFAS No. 133. Changes in fair value of contracts in existence at December 31, 2006, includes unrealized gains and losses on contracts that existed at January 1, 2006, and contracts that were entered into subsequent to January 1, 2006, which are included in Integrys Energy Services' portfolio at December 31, 2006, as well as gains and losses at the inception of contracts when a liquid market exists. There were, in many cases, offsetting positions entered into and settled during the period resulting in gains or losses being realized during the current period. The realized gains or losses from these offsetting positions are not reflected in the table above.

Market quotes are more readily available for short duration contracts (generally for contracts with a duration of less than five years). The table below shows the sources of fair value and maturity of Integrys Energy Services' risk management instruments.

Integrys Energy Services Risk Management Contract Aging at Fair Value As of December 31, 2006 (Millions)
Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity in Excess of 5 Years	Total Fair Value
Prices actively quoted	$69.4	$26.2	$5.5	$(0.3)	$100.8
Prices provided by external sources	(11.3)	10.2	7.9	-	6.8
Total fair value	$58.1	$36.4	$13.4	$(0.3)	$107.6

We derive the pricing for most contracts in the above table from active quotes or external sources. "Prices actively quoted" includes exchange-traded contracts such as NYMEX and ICE contracts and a majority of basis swaps. "Prices provided by external sources" includes electric and natural gas contract positions for which pricing information, used by Integrys Energy Services to calculate fair value, is obtained primarily through broker quotes and other publicly available sources.

Integrys Energy Services employs a variety of physical and financial instruments offered in the marketplace to limit risk exposure associated with fluctuating commodity prices and volumes, enhance value, and minimize cash flow volatility. However, the application of SFAS No. 133 and its related hedge accounting rules causes Integrys Energy Services to experience earnings volatility associated with electric and natural gas operations. Integrys Energy Services' use of oil options to protect the value of a portion of Integrys Energy Services' Section 29/45K federal tax credits also causes earnings volatility. While risks associated with power generating facilities and power and natural gas contracts are economically hedged, certain transactions do not meet the definition of a derivative or do not qualify for hedge accounting under generally accepted accounting principles. Consequently, gains and losses from these positions may not match with the income or loss on the related physical and financial hedging instruments in some reporting periods. The result causes volatility in Integrys Energy Services' reported period-by-period earnings; however, the income statement impact of such gains or losses will reverse at the time of physical delivery and/or settlement. The accounting treatment does not impact the underlying cash flows or economics of these transactions. See "Results of Operations - Integrys Energy Group" for information regarding earnings volatility caused by the natural gas storage cycle.

CRITICAL ACCOUNTING POLICIES - INTEGRYS ENERGY GROUP

We have identified the following accounting policies to be critical to the understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. Integrys Energy Group's management has discussed these critical accounting policies with the Audit Committee of the Board of Directors.

Risk Management Activities

Integrys Energy Group has entered into contracts that are accounted for as derivatives under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. At December 31, 2006, those derivatives not designated as hedges are primarily commodity contracts used to manage price risk associated with natural gas and electricity purchase and sale activities, as well as oil options used to manage exposure to the risk of an increase in oil prices that could reduce the amount of Section 29/45K federal tax credits we could recognize from Integrys Energy Services' investment in a synthetic fuel production facility. Cash flow hedge accounting treatment may be used when Integrys Energy Group's contracts to buy or sell a commodity at a fixed price for future delivery to protect future cash flows corresponding with anticipated physical sales or purchases. Fair value hedge accounting may be used when Integrys Energy Group holds assets or firm commitments and enters into transactions that hedge the risk that the price of a commodity may change between the contract's inception and the physical delivery date of the commodity. To the extent that the hedging instrument is fully effective in offsetting the transaction being hedged, there is no impact on income available for common shareholders prior to settlement of the hedge. Derivatives at the utility segments do not impact income available for common shareholders because regulatory assets or liabilities are recorded pursuant to SFAS No. 71. In addition, Integrys Energy Group may apply the normal purchases and sales exception, provided by SFAS No. 133, as amended, to certain contracts. The normal purchases and sales exception provides that recognition of gains and losses in the Consolidated Financial Statements is not required until the settlement of the contracts.

Derivative contracts that are determined to fall within the scope of SFAS No. 133, as amended, are recorded at fair value on the Consolidated Balance Sheets of Integrys Energy Group. Changes in fair value, except those related to derivative instruments designated as cash flow hedges or qualifying for regulatory deferral, are generally included in the determination of income available for common shareholders at each financial reporting date until the contracts are ultimately settled. When available, quoted market prices are used to determine a contract's fair value. If no active trading market exists for a commodity or for a contract's duration, fair value is estimated through the use of internally developed valuation techniques or models using external information wherever possible. Such estimates require significant judgment as to assumptions and valuation methodologies deemed appropriate by Integrys Energy Group's management. Like most commodity markets, after some length of time, markets for gas and power become relatively illiquid, making it difficult to obtain reliable price information. As a component of the fair value determination, Integrys Energy Group considers the requirements to service certain of its contracts as well as counterparty credit risk and liquidity risk. This component of the fair value determination is especially subjective because limited liquid market information is available to estimate this component. The effect of changing the underlying assumptions for this component of fair value is as follows:

Change in Component	Effect on Fair Value of Risk Management Assets and Liabilities at December 31, 2006 (Millions)
100% increase	$18.7 decrease
50% decrease	$ 9.3 increase

These potential changes in fair value would be included in current and long-term liabilities from risk management activities on the Consolidated Balance Sheets and as part of nonregulated revenue on the Consolidated Statements of Income unless the related contracts are designated as cash flow hedges, in which case potential changes would be included in Other Comprehensive Income - Cash Flow Hedges on the Consolidated Statements of Common Shareholders' Equity.

Purchase Accounting

Our acquisitions of MGUC and MERC were accounted for using the purchase method of accounting as prescribed in SFAS No. 141, "Business Combinations." Management makes assumptions of fair value based upon historical experience and information obtained from the management of the acquired companies. Assumptions may be incomplete, and unanticipated events and circumstances may occur which may affect the validity of such assumptions, estimates, or actual results.

Both MGUC and MERC are predominantly regulated utilities; therefore, in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the fair value of the majority of the assets and liabilities did not change significantly as a result of applying purchase accounting. Material environmental related pre-acquisition contingencies were identified at MGUC (related to required natural gas plant remediation); however, MGUC received authorization from the MPSC to recover any prudently incurred costs related to this environmental liability in future rates. Therefore, in accordance with SFAS No. 71, the environmental liability of approximately $25 million recorded for natural gas plant remediation was offset by a corresponding regulatory asset. In addition, pension and postretirement benefit obligations were identified at both MGUC and MERC. Liabilities of approximately $21 million and $17 million were recorded for MGUC and MERC, respectively and were offset with regulatory assets. As discussed below within "Asset Impairment," a significant amount of goodwill resulted from these acquisitions, which will require impairment testing on at least an annual basis.

Asset Impairment

Integrys Energy Group annually reviews its assets for impairment. SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," and SFAS No. 142, "Goodwill and Other Intangible Assets," form the basis for these analyses.

The review for impairment of tangible assets is more critical to Integrys Energy Services than to our other segments because of its significant investment in property, plant, and equipment and lack of access to cost of service based rate setting that is available to our regulated segments. At December 31, 2006, the carrying value of Integrys Energy Services' property, plant, and equipment totaled $125.7 million. We believe that the accounting estimate related to asset impairment of power plants is a "critical accounting estimate" because: (1) the estimate is susceptible to change from period to period because it requires management to make assumptions about future market sales pricing, production costs, capital expenditures, and generation volumes and (2) the impact of recognizing an impairment could be material to our financial position or results of operations. Management's assumptions about future market sales prices and generation volumes require significant judgment because actual market sales prices and generation volumes have fluctuated in the past as a result of changing fuel costs, environmental changes, and required plant maintenance and are expected to continue to do so in the future.

The primary estimates used at Integrys Energy Services in the impairment analysis are future revenue streams and operating costs. A combination of inputs from both internal and external sources is used to project revenue streams. Integrys Energy Services forecasts future operating costs with input from external sources for fuel costs and forward energy prices. These estimates are modeled over the projected remaining life of the power plants using the methodology defined in SFAS No. 144. Integrys Energy Services evaluates property, plant, and equipment for impairment whenever indicators of impairment exist. These indicators include a significant underperformance of the assets relative to historical or projected future operating results, a significant change in the use of the assets or business strategy related to such assets, and significant negative industry or economic trends. SFAS No. 144 requires that if the sum of the undiscounted expected future cash flows from a company's asset is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. For assets held for sale, impairment charges are recorded if the carrying value of such assets exceeds the estimated fair value less costs to sell. The amount of impairment recognized is calculated by reducing the carrying value of the asset to its fair value (or fair value less costs to sell if held for sale).

Throughout 2006, Integrys Energy Services tested its power plants for impairment whenever events or changes in circumstances indicated that their carrying amount might not be recoverable. No impairment charges were recorded in 2006 as a result of the recoverability tests. Results of past impairment tests may not necessarily be an indicator of future tests given the criticality of the accounting estimates involved, as discussed more fully above. Changes in actual results or assumptions could result in an impairment.

WPSC recorded goodwill of $36.4 million in its gas utility segment resulting from the Wisconsin Fuel and Light acquisition in 2001. In 2006, Integrys Energy Group recorded $267.5 million of goodwill in conjunction with the acquisition of the natural gas distribution operations in Michigan and Minnesota. The goodwill for each of our reporting units is tested for impairment annually based on the guidance of SFAS No. 142. The test for impairment includes assumptions about future profitability of our gas utility reporting units and the correlation between our natural gas utility operations and published projections for other similar natural gas utility operations. A significant change in the natural gas utility market and/or our projections of future profitability could result in a loss being recorded on the income statement as a result of the impairment test.

Receivables and Reserves

Our regulated natural gas and electric utilities and Integrys Energy Services accrue estimated amounts of revenue for services rendered but not yet billed.  Estimated unbilled sales are calculated using actual generation and throughput volumes, recorded sales, and weather factors. The estimated unbilled sales are assigned different rates based on historical customer class allocations. At December 31, 2006 and 2005, Integrys Energy Group's unbilled revenues were $184.8 million and $151.3 million, respectively. Any difference between actual sales and the estimates are recorded in revenue in the next period.

Integrys Energy Services, UPPCO, MERC and MGUC record reserves for potential uncollectible customer accounts as an expense on the income statement and an uncollectible reserve on the balance sheet. WPSC, however, records a regulatory asset to offset its uncollectible reserve. Because the nonregulated energy marketing business involves higher credit risk, the reserve is more critical to Integrys Energy Services than to our other segments. Integrys Energy Services calculates the reserve for potential uncollectible customer receivable balances by applying an estimated bad debt experience rate to each past due aging category and reserving for 100% of specific customer receivable balances deemed to be uncollectible. The basis for calculating the reserve for receivables from wholesale counterparties considers netting agreements, collateral, and guarantees. If the assumption that historical uncollectible experience matches current customer default is incorrect, or if a specific customer with a large account receivable that has not previously been identified as a risk defaults, there could be significant changes to the expense and uncollectible reserve balance.

Pension and Postretirement Benefits

The costs of providing non-contributory defined benefit pension benefits and other postretirement benefits, described in Note 19, "Employee Benefit Plans," in Integrys Energy Group's Notes to Consolidated Financial Statements, are dependent upon numerous factors resulting from actual plan experience and assumptions regarding future experience.

Pension costs and other postretirement benefit costs are impacted by actual employee demographics (including age, compensation levels, and employment periods), the level of contributions we make to the plan, and earnings on plan assets. Pension and other postretirement benefit costs may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, discount rates used in determining the projected benefit and other postretirement benefit obligations and pension and other postretirement benefit costs, and health care cost trends. Changes made to the plan provisions may also impact current and future pension and other postretirement benefit costs.

Integrys Energy Group's pension plan assets and other postretirement benefit plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods. Management believes that such changes in costs would be recovered at our regulated segments through the ratemaking process.

The following chart shows how a given change in certain actuarial assumptions would impact the projected benefit obligation and the reported annual pension cost on the income statement as they relate to all of our defined benefit pension plans. Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percent Change in Assumption	Impact on Projected Benefit Obligation	Impact on Pension Cost
Discount rate	(0.5)	$43.1	$3.8
Discount rate	0.5	(40.8)	(3.2)
Rate of return on plan assets	(0.5)	N/A	2.6
Rate of return on plan assets	0.5	N/A	(2.6)

The following chart shows how a given change in certain actuarial assumptions would impact the accumulated other postretirement benefit obligation and the reported annual other postretirement benefit cost on the income statement. Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percent Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on Postretirement Benefit Cost
Discount rate	(0.5)	$23.0	$2.0
Discount rate	0.5	(20.5)	(1.9)
Health care cost trend rate	(1.0)	(31.8)	(5.4)
Health care cost trend rate	1.0	35.2	5.8
Rate of return on plan assets	(0.5)	N/A	0.8
Rate of return on plan assets	0.5	N/A	(0.8)

In selecting an assumed discount rate, we use the Mercer Pension Discount Yield Curve, which considers bonds, rated by Moody's as "Aa" or better, selected from the Lehman Brothers database that are non-callable. Regression analysis is applied to construct a best-fit curve that makes coupon yields to maturity a function of time to maturity. The pension or retiree medical cash flows are then matched to the appropriate spot rates and discounted back to the measurement date.

To select an assumed long-term rate of return on qualified plan assets, we consider the historical returns and the future expectations for returns for each asset class, as well as the target allocation of the benefit trust portfolios. The assumed long-term rate of return was 8.5% in 2006, 8.5% in 2005, and 8.75% in 2004. For 2006, 2005, and 2004, the actual rates of return on pension plan assets, net of fees, were 11.3%, 6.9%, and 9.7%, respectively.

We base our determination of the expected return on qualified plan assets on a market-related valuation of assets, which reduces year-to-year volatility. Cumulative gains and losses in excess of 10% of the greater of the pension benefit obligation or market-related value are amortized over the average remaining future service to expected retirement ages. Realized and unrealized gains and losses on plan assets are recognized for purposes of calculating benefit cost over a five-year period. Because of this method, the future value of assets will be impacted as previously deferred gains or losses are recorded.

In selecting assumed health care cost trend rates, we consider past performance and forecasts of health care costs. More information on health care cost trend rates can be found in Note 19, "Employee Benefit Plans," in Integrys Energy Group's Notes to Consolidated Financial Statements.

For a table showing future payments that Integrys Energy Group expects to make for pension and other postretirement benefits, see Note 19, "Employee Benefit Plans," in Integrys Energy Group's Notes to Consolidated Financial Statements.

Regulatory Accounting

The electric and gas utility segments of Integrys Energy Group follow SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," and our financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating these segments. We defer certain items that would otherwise be immediately recognized as expenses and revenues because our regulators have authorized deferral as regulatory assets and regulatory liabilities for future recovery or refund to customers. Future recovery of regulatory assets is not assured, but is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness. Management regularly assesses whether these regulatory assets and liabilities are probable of future recovery or refund by considering factors such as regulatory environment changes, earnings at the utility segments, and the status of any pending or potential deregulation legislation. Once approved, we amortize the regulatory assets and liabilities into income over the rate recovery period. If recovery of costs is not approved or is no longer deemed probable, these regulatory assets or liabilities are recognized in current period income.

If our regulated electric and gas utility segments no longer meet the criteria for application of SFAS No. 71, we would discontinue its application as defined under SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of SFAS No. 71." Assets and liabilities recognized solely due to the actions of rate regulation would no longer be recognized on the balance sheet and would be classified as an extraordinary item in income for the period in which the discontinuation occurred. A write-off of all of Integrys Energy Group's' regulatory assets and regulatory liabilities at December 31, 2006, would result in a 6.1% decrease in total assets, a 5.7% decrease in total liabilities, and a 59.1% decrease in income from continuing operations before taxes. A write-off of all of WPSC's regulatory assets and regulatory liabilities at December 31, 2006, would result in a 9.8% decrease in WPSC's total assets, a 15.1% decrease in WPSC's total liabilities, and an 11.4% decrease in WPSC's income before taxes.

Tax Provision

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes for each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheet. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance, which is offset by an adjustment to income tax expense in the income statement. The interpretation of tax laws involves uncertainty, since tax authorities may interpret them differently. We establish liabilities for tax-related contingencies in accordance with SFAS No. 5, "Accounting for Contingencies," and review them in light of changing facts and circumstances.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, our SFAS 5 tax contingency reserve and any valuation allowance recorded against our deferred tax assets. The assumptions involved are supported by historical data and reasonable projections. Significant changes in these assumptions could have a material impact on Integrys Energy Group's financial condition and results of operations.

IMPACT OF INFLATION - INTEGRYS ENERGY GROUP

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and report operating results in terms of historic cost. The statements provide a reasonable, objective, and quantifiable statement of financial results, but they do not evaluate the impact of inflation. For our regulated operations, to the extent we are not recovering the effects of inflation, we will file rate cases as necessary in the various jurisdictions. Our nonregulated businesses include inflation in forecasted costs. However, any increase from inflation is offset with projected business growth. Therefore, the estimated effect of inflation on our nonregulated businesses is minor.

RESULTS OF OPERATIONS - WPSC

WPSC is a regulated electric and natural gas utility as well as a holding company. Electric and natural gas operations contributed approximately 69% and 31% of revenues in 2006, respectively.

2006 Compared with 2005

WPSC Overview

WPSC's earnings on common stock for the years ended December 31 are shown in the following table:

WPSC's Results (Millions)	2006	2005	Change

Earnings on common stock	$99.0	$81.4	21.6%

WPSC's earnings on common stock were $99.0 million for the year ended December 31, 2006, compared to $81.4 million for the year ended December 31, 2005. As discussed in more detail below, the following factors impacted earnings for the year ended December 31, 2006, compared to the same period in 2005.

•
Electric utility earnings increased $20.6 million for the year ended December 31, 2006, compared to 2005. Fuel and purchased power costs that were less than were recovered in rates during the year ended December 31, 2006, compared to fuel and purchased power costs that were more than were recovered in rates during the same period in 2005 (the under collection in 2005 was primarily due to the impact the 2005 hurricanes had on natural gas prices), contributed an estimated $14 million after-tax year-over-year increase in earnings. In addition, a PSCW ruling, which disallowed recovery of costs that were deferred related to the 2004 Kewaunee nuclear plant outage as well as a portion of the loss on the Kewaunee sale, resulted in the write-off of $13.7 million of regulatory assets in 2005, resulting in an after-tax year-over-year increase in earnings of approximately $8 million. The electric rate increases at WPSC also had a positive year-over-year impact on earnings. These increases were partially offset by unfavorable weather conditions in 2006, compared to 2005, which had an estimated $9 million year-over-year negative after-tax impact on electric utility earnings.

•
Natural gas utility earnings decreased $3.6 million, from earnings of $13.2 million in 2005, to earnings of $9.6 million in 2006, driven by unfavorable weather conditions and customer conservation efforts.

Electric Utility Operations
Electric Utility Results (Millions)	2006	2005	Change

Revenues	$990.6	$932.9	6.2%
Fuel and purchased power	497.0	390.6	27.2%
Margin	$493.6	$542.3	(9.0%)

Sales in kilowatt-hours
Residential	2,871.1	2,850.3	0.7%
Commercial and industrial	8,125.1	8,183.9	(0.7%)
Wholesale	3,696.9	3,467.8	6.6%
Other	36.4	35.9	1.4%
Total sales in kilowatt-hours	14,729.5	14,537.9	1.3%

Weather
Heating degree days - actual	6,785	7,401	(8.3%)
Cooling degree days - actual	521	649	(19.7%)

Electric utility revenue increased $57.7 million (6.2%) for the year ended December 31, 2006, compared to the same period in 2005, largely due to the approved 2006 electric rate increases for WPSC's retail electric customers (see Note 23, "Regulatory Environment," in Integrys Energy Group's Notes to Consolidated Financial Statements for more information related to these rate increases) and rate increases for WPSC's wholesale customers resulting from the formula rate mechanism in place for these customers. Electric sales volumes also increased 1.3%, primarily related to a 6.6% increase in sales volumes to wholesale customers due to higher demand and new wholesale contracts. Unfavorable weather conditions during both the heating and cooling seasons for the year ended December 31, 2006, compared to 2005, partially offset the increases discussed above.

The electric utility margin decreased $48.7 million (9.0%) for the year ended December 31, 2006, compared to 2005, primarily related to the sale of Kewaunee on July 5, 2005, and the related power purchase agreement. Excluding the $54.2 million increase in fixed payments made to Dominion Energy Kewaunee during the year ended December 31, 2006, WPSC's electric utility margin increased $5.5 million, driven by the retail electric and wholesale rate increases (discussed above). In addition, fuel and purchased power costs were less than were recovered in rates during the year ended December 31, 2006, compared to fuel and purchased power costs that were more than were recovered in rates during the same period in 2005 (the under collection in 2005 was primarily due to the impact the 2005 hurricanes had on natural gas prices), which had an estimated $23 million positive year-over-year impact on margin. The margin was also positively impacted by higher wholesale electric sales volumes, driven by higher demand from existing customers and new wholesale customer contracts. These increases were partially offset by a $70.8 million decrease in 2006 margin related to the refund to retail customers and the accrual for the refund to wholesale customers of a portion of the Kewaunee nonqualified decommissioning trust fund to retail and wholesale customers. Pursuant to regulatory accounting, the decrease in margin related to this refund was offset by a corresponding decrease in operating and maintenance expense as explained below and, therefore, did not have an impact on earnings. Unfavorable weather conditions during both the heating and cooling seasons also negatively impacted margin by an estimated $14 million.

Gas Utility Operations
Gas Utility Results (Millions)	2006	2005	Change

Revenues	$443.8	$522.0	(15.0%)
Purchase costs	319.8	397.4	(19.5%)
Margins	124.0	$124.6	(0.5%)

Throughput in therms
Residential	217.0	241.6	(10.2%)
Commercial and industrial	124.6	134.7	(7.5%)
Interruptible	24.5	36.1	(32.1%)
Interdepartmental	27.6	70.8	(61.0%)
Transport	332.2	344.0	(3.4%)
Total sales in therms	725.9	827.2	(12.2%)

Weather
Cooling degree days - actual	6,785	7,401	(8.3%)
Heating degree days - actual	521	649	(19.7%)

Natural gas utility revenue decreased $78.2 million (15.0%), from $522.0 million for the year ended December 31, 2005, compared to $443.8 million in 2006. Lower natural gas revenues were driven by a 12.2% decrease in natural gas throughput volumes, primarily related to a 61.0% decrease in natural gas throughput volumes to the electric utility for electric generation and a combined 9.2% decrease in throughput volumes to residential and commercial and industrial customers. The decrease in throughput volumes to the electric utility resulted from a decrease in the need for the electric utility to run its natural gas fired peaking generation units during the year ended December 31, 2006, compared to 2005, and from higher dispatch of these peaking generation units by MISO in 2005 for reliability purposes. The decrease in throughput volumes to residential and commercial and industrial customers was also driven by unfavorable weather conditions in 2006 compared to 2005, as well as customer conservation efforts. Particularly at the beginning of 2006, customers were taking measures to conserve energy as a result of the high natural gas prices. For the year ended December 31, 2006, natural gas prices were actually 1.4% lower on a per-unit basis, compared to 2005, resulting from a large decline in the price of natural gas in the second half of 2006, also contributing to the decrease in natural gas revenue. Partially offsetting the decrease in natural gas utility revenue was WPSC's 2006 natural gas rate increase (see Note 23, "Regulatory Environment," in Integrys Energy Group's Notes to Consolidated Financial Statements for more information related to this rate increase).

The natural gas utility margin decreased $0.6 million (0.5%), from $124.6 million in 2005, to $124.0 million in 2006. As discussed in more detail above, a decrease in throughput volumes to higher margin residential and commercial and industrial customers was partially offset by the natural gas rate increase. The decrease in natural gas volumes sold to the electric utility did not have a significant impact on the natural gas utility margin as sales to the electric utility have very low margins.

Operating Expenses

	Year ended December 31,
Operating Expenses (Millions)	2006	2005	Change

Operating and maintenance expense	$309.9	$399.6	(22.4%)
Depreciation and decommissioning expense	79.6	126.0	(36.8%)
Federal income taxes	46.5	19.3	140.9%
State income taxes	9.6	6.6	45.5%

Other Income

	Year ended December 31,
Other Income and (Deductions) (Millions)	2006	2005	Change

Allowance for equity funds used during construction	$0.6	$1.5	(60.0%)
Other, net	14.7	60.6	(75.7%)
Income taxes	(2.9)	(19.5)	(85.1%)

Operating and Maintenance Expense

Operating and maintenance expenses decreased $89.7 million (22.4%) for the year ended December 31, 2006, compared to 2005. The following items were the most significant contributors to the change in operating and maintenance expenses at WPSC:

•	Partial amortization of the regulatory liability recorded for WPSC's obligation to refund proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to retail and wholesale electric ratepayers contributed $70.8 million to the decrease in operating expenses in 2006, compared to 2005. Pursuant to regulatory accounting, the decrease in operating expense related to this refund was offset by a corresponding decrease in margin (as discussed in "Electric Utility Operations," above).

•	Operating and maintenance related to the Kewaunee nuclear plant decreased approximately $17 million, driven by the sale of this facility in July 2005. The decrease in operating and maintenance expense related to Kewaunee did not have a significant impact on income available for common shareholders as WPSC is still purchasing power from this facility in the same amount as its original ownership interest. The cost of the power is included as a component of utility cost of fuel, natural gas, and purchased power.

•
In WPSC's rate case, the PSCW concluded that only half of the loss related to the sale of Kewaunee could be collected from ratepayers. As a result, in 2005 WPSC wrote off $6.1 million of the regulatory asset established for the loss on the sale of Kewaunee, creating a corresponding year-over-year decrease in operating expenses.

•
In WPSC's rate case, the PSCW also disallowed recovery of increased operating and maintenance expenses related to the 2004 extended outage at Kewaunee, resulting in a $2.1 million write-off in 2005 of previously deferred costs, creating a corresponding year-over-year decrease in operating expenses.

•	Salaries and employee benefits also decreased, in part due to the sale of Kewaunee in 2005.

•	Software amortization increased $7.2 million, driven by the late 2005 implementation of a new customer billing system.

•
Excluding Kewaunee, maintenance expenses at the electric utility segment were up $4.3 million. Planned maintenance was required on certain combustion turbines, and maintenance expense related to electric distribution assets also increased.

•	Electric transmission expense increased $3.3 million.

Depreciation and Decommissioning Expense

Depreciation and decommissioning expense decreased $46.4 million (36.8%) for the year ended December 31, 2006, compared to 2005, driven by approximately $41 million of decommissioning expense that was recorded during 2005, compared to no decommissioning expense recorded in 2006, and a $10.2 million decrease in depreciation expense resulting from the sale of Kewaunee in July 2005. Subsequent to the sale of Kewaunee, decommissioning expense is no longer recorded. In 2005, realized gains on decommissioning trust assets were substantially offset by decommissioning expense pursuant to regulatory practice (see analysis of "Federal Income Taxes/State Income Taxes/Other Income" below). Continued capital investment at WPSC also partially offset the overall decrease in depreciation and decommissioning expense.

Federal Income Taxes/State Income Taxes/Other Income

The period-over-period change in these categories was primarily related to the realized gains recognized on the nonqualified decommissioning trust assets in 2005. Approximately $41 million of the decrease in other income related to the realized gains recorded on the nonqualified decommissioning trust assets during the year ended December 31, 2005, compared to no gain or loss recorded on nonqualified decommissioning trust assets in 2006, due to the liquidation of the nonqualified decommissioning trust in the third quarter of 2005. The nonqualified nuclear decommissioning trust assets were placed in more conservative investments in the second quarter of 2005 in anticipation of the sale of Kewaunee, which closed on July 5, 2005. Pursuant to regulatory practice, the increase in miscellaneous income related to the realized gains recorded in 2005 was offset by an increase in decommissioning expense during the same period (discussed above). Income tax expense related to the realized gains was offset by a deferred tax benefit related to the decommissioning expense. Overall, the change in the investment strategy for the nonqualified decommissioning trust assets had no impact on earnings in 2005, as summarized in the table below.

(Millions)	Income/(Expense)

Depreciation and decommissioning expense	$(41)
Federal income taxes	13
State income taxes	2
Other, net	41
Income taxes	(15)
Total earnings impact	$-

The remaining increase in federal and state income taxes was driven by an increase in WPSC's earnings in 2006, compared to 2005.

The remaining decrease in other income was primarily related to fewer land sales occurring in 2006, compared to 2005. For the year ended December 31, 2005, WPSC recognized pre-tax land sale gains of $4.6 million, compared to $2.6 million in 2006.

2005 Compared with 2004

WPSC Overview

WPSC's earnings on common stock for the years ended December 31 are shown in the following table:

WPSC's Results (Millions)	2005	2004	Change

Earnings on common stock	$81.4	$104.8	(22.3%)

WPSC's earnings on common stock were $81.4 million for the year ended December 31, 2005, compared to $104.8 million for the year ended December 31, 2004. As discussed in more detail below, the following factors negatively impacted earnings for the year ended December 31, 2005, compared to the same period in 2004.

•
Electric utility earnings decreased $5.1 million for the year ended December 31, 2005, compared to 2004. Electric utility earnings were negatively impacted by fuel and purchased power costs that were $13.7 million in excess of what WPSC was allowed to recover from its customers due to inefficiencies in the fuel recovery process ($10 million related to retail customers and $3.7 million related to wholesale customers). In addition, the PSCW's ruling in the 2006 rate case, which disallowed recovery of costs that were deferred related to the 2004 Kewaunee outage and a portion of the loss on the Kewaunee sale, resulted in the write-off of $13.7 million of regulatory assets.

•	Natural gas utility earnings decreased $4.1 million, driven by higher operating and maintenance expenses and higher depreciation expense.

•
Pre-tax gains on land sales at WPSC decreased $15.0 million in 2005, compared to 2004. WPSC recognized pre-tax land sale gains of $4.6 million in 2005, compared to pre-tax land sale gains of $19.6 million in 2004.

•	WPSC recognized an income tax benefit in 2004 from the donation of land to the WDNR.

Electric Utility Operations
Electric Utility Results (Millions)	2005	2004	Change

Revenues	$932.9	$801.2	16.4%
Fuel and purchased power	390.6	249.9	56.3%
Margins	$542.3	$551.3	(1.6%)

Sales in kilowatt-hours	14,537.9	13,493.4	7.7%

Electric utility revenue increased $131.7 million (16.4%) for the year ended December 31, 2005, compared to the same period in 2004. Electric utility revenue increased largely due to an approved electric rate increase for WPSC's Wisconsin retail customers and an increase in electric sales volumes. On December 21, 2004, the PSCW approved a retail electric rate increase of $60.7 million (8.6%), effective January 1, 2005. The rate increase was required primarily to recover increased costs related to fuel and purchased power, the construction of the Weston 4 power plant, and benefit costs. Electric sales volumes increased 7.7%, primarily due to significantly warmer weather during the 2005 cooling season, compared to the same period in 2004, and new power sales agreements that were entered into with wholesale customers. As a result of the warm weather, WPSC set all-time records for peak electric demand in the second and third quarters of 2005.

The electric utility margin decreased $9.0 million (1.6%) for the year ended December 31, 2005, compared to the year ended December 31, 2004, largely driven by the sale of Kewaunee on July 5, 2005, and the related power purchase agreement. Prior to the sale of Kewaunee, only nuclear fuel expense was reported as a component of fuel and purchased power costs. Subsequent to the sale, all payments to Dominion for power purchased from Kewaunee are reported as a component of fuel and purchased power costs. These include both variable payments for energy delivered and fixed payments. As a result of the sale, WPSC no longer incurs operating and maintenance expense, depreciation and decommissioning expense, or interest expense for Kewaunee. Excluding the $43.2 million of fixed payments made to Dominion in 2005, WPSC's electric utility margin increased $34.2 million compared to 2004.

This increase in margin was primarily related to the approved 2005 retail electric rate increase discussed above and the warm summer weather conditions, partially offset by higher fuel and purchased power costs associated with high natural gas prices and the PSCW's disallowance of certain costs in its decision on the rate case for 2006 for WPSC (these costs were previously approved for deferral). Fuel and purchased power costs incurred in 2005 exceeded the amount recovered from ratepayers by $13.7 million (of which $10 million related to Wisconsin retail customers and $3.7 million related to wholesale customers), negatively impacting margin. The increase in fuel and purchased power costs resulted primarily from the destruction of certain natural gas production facilities in the Gulf of Mexico by hurricanes in the third quarter of 2005, driving up the per-unit cost of natural gas used in generation. The quantity of power generated from WPSC's natural gas-fired units was also up 162% over the prior year, driven by the warm summer weather conditions experienced during 2005, increased dispatch by the MISO for reliability purposes, and purchases through a power purchase agreement from the Fox Energy Center (which began operating in June 2005). Certain costs related to the MISO were approved for deferral. Authorization was requested from the PSCW to defer increased natural gas costs related to the hurricanes, but this request was denied, leaving the Wisconsin fuel recovery mechanism as the only option for recovery. However, because of the way the Wisconsin fuel recovery mechanism works, the $10 million increase in costs (primarily related to the combination of rising natural gas prices caused by the hurricanes and the increase in natural gas-fired generation) were essentially unrecoverable since they were incurred late in the year. To mitigate the risk of unrecoverable fuel costs in 2006 due to market price volatility, WPSC employed risk management techniques pursuant to its risk policy approved by the PSCW, including the use of derivative instruments such as futures and options. The PSCW also disallowed recovery of $5.5 million of increased fuel and purchased power costs related to an extended outage at Kewaunee in 2004, resulting in this deferral being written off in the fourth quarter of 2005.

Electric utility earnings decreased $5.1 million (7.8%) for the year ended December 31, 2005, compared to 2004. The decrease in earnings resulted from the high fuel and purchased power costs that WPSC was unable to recover from its Wisconsin retail and wholesale customers, the PSCW's disallowance of previously deferred costs related to Kewaunee, and an increase in operating and maintenance expenses.

Gas Utility Operations
Gas Utility Results (Millions)	2005	2004	Change

Revenues	$522.0	$420.9	24.0%
Purchase costs	397.4	301.9	31.6%
Margins	$124.6	$119.0	4.7%

Throughput in therms	827.2	801.3	3.2%

Gas utility revenue increased $101.1 million (24.0%) for the year ended December 31, 2005, compared to 2004. Gas utility revenue increased primarily as a result of an increase in the per-unit cost of natural gas, a natural gas rate increase, and higher natural gas throughput volumes. Natural gas costs increased 24.6% (on a per-unit basis) for the year ended December 31, 2005, compared to 2004. Following regulatory practice, WPSC passes changes in the total cost of natural gas on to customers through a purchased gas adjustment clause, as allowed by the PSCW and the MPSC. The PSCW issued an order authorizing a natural gas rate increase of $5.6 million (1.1%), effective January 1, 2005. The rate increase was primarily driven by higher benefit costs and the cost of natural gas distribution system improvements. Natural gas throughput volumes increased 3.2%, driven by an increase in interdepartmental sales from the natural gas utility to the electric utility as a result of increased generation from combustion turbines. Higher natural gas throughput volumes from interdepartmental sales to the electric utility were partially offset by lower natural gas throughput volumes to residential customers, driven by milder weather conditions in 2005 compared to 2004. WPSC also believes customers were taking measures to conserve energy as a result of the high natural gas prices.

The natural gas utility margin increased $5.6 million (4.7%) for the year ended December 31, 2005, compared to 2004. The higher natural gas utility margin was largely due to the rate increase mentioned above. The increase in interdepartmental sales volumes to WPSC's electric utility also had a positive impact on the natural gas margin.

Gas utility earnings for the year ended December 31, 2005, decreased $4.1 million, primarily due to an increase in operating and maintenance expenses and depreciation expense incurred by the gas utility.

Operating Expenses

Operating Expenses (Millions)	2005	2004	Change
Operating and maintenance expense	$399.6	$386.0	3.5%
Depreciation and decommissioning expense	126.0	91.0	38.5%

Operating and Maintenance Expense

Operating and maintenance expenses increased $13.6 million (3.5%) for the year ended December 31, 2005, compared to 2004. The following items were the most significant contributors to the change in operating and maintenance expenses at WPSC:

•	The combined increase in pension expense, active and postretirement medical expense, salaries, and customer service expense was approximately $25 million.

•	Transmission-related expenses increased $9.9 million.

•
In WPSC's rate case, the PSCW concluded that only half of the loss related to the sale of Kewaunee could be collected from ratepayers. As a result, in 2005 WPSC wrote off $6.1 million of the regulatory asset established for the loss on the sale of Kewaunee.

•
In WPSC's rate case, the PSCW also disallowed recovery of increased operating and maintenance expenses related to the 2004 extended outage at Kewaunee, resulting in a $2.1 million write-off in 2005 of previously deferred costs.

•
The increases discussed above were partially offset by a decrease in operating and maintenance expenses of approximately $28 million related to Kewaunee, due to the sale of this facility on July 5, 2005.

Depreciation and Decommissioning Expense

Depreciation and decommissioning expense increased $35.0 million (38.5%) for the year ended December 31, 2005, compared to 2004, driven by higher gains on decommissioning trust assets prior to the sale of Kewaunee of approximately $35 million. Realized gains on decommissioning trust assets (included as a component of miscellaneous income) offset the increased decommissioning expense pursuant to regulatory practice. Continued capital investment at WPSC also resulted in an increase in depreciation expense. These items were partially offset by a $7.0 million decrease in depreciation resulting from the sale of the Kewaunee assets in July 2005.

Federal Income Taxes/State Income Taxes/Other Income

The period-over-period change in these account balances was primarily related to the increase in realized gains recognized on the nonqualified decommissioning trust assets in 2005. Approximately $35 million of the increase in other income related to the realized gains on the nonqualified decommissioning trust assets. The nonqualified nuclear decommissioning trust assets were placed in more conservative investments in the second quarter of 2005 in anticipation of the sale of Kewaunee, which closed on July 5, 2005. Pursuant to regulatory practice, the increase in miscellaneous income related to the realized gains was offset by an increase in decommissioning expense. Income tax expense related to the realized gains was offset by a deferred tax benefit related to the decommissioning expense. Overall, the change in the investment strategy for the nonqualified decommissioning trust assets had no impact on earnings, as summarized in the table below.

(Millions)	Income/(Expense)

Depreciation and decommissioning expense	$(35)
Federal income taxes	13
State income taxes	2
Other, net	35
Income taxes	(15)
Total earnings impact	$-

Other income at WPSC increased $9.6 million (29.1%) in 2005 compared to 2004. Excluding the increase in other income related to higher realized gains on the nonqualified decommissioning trust assets in 2005 and the decrease in other income related to higher income taxes related to these realized gains, miscellaneous income decreased approximately $10 million. The remaining decrease was primarily driven by a $15.0 million decrease in pre-tax gains on land sales. WPSC recognized pre-tax land sale gains of $4.6 million in 2005, compared to pre-tax land sale gains of $19.6 million in 2004. This decrease was partially offset by DPC's reimbursement of $8 million of carrying costs incurred by WPSC related to the Weston 4 power plant. The reimbursement was recorded within miscellaneous income. WPSC sold a 30% interest in the Weston 4 power plant to DPC in the fourth quarter of 2005. Proceeds received from the sale included a reimbursement for approximately $8 million of carrying costs incurred by WPSC for capital expenditures related to DPCs portion of the facility, which were funded by WPSC in 2004 and 2005.

BALANCE SHEET - WPSC

2006 Compared with 2005

Net utility plant increased $190.4 million (10.8%), from $1,768.7 million at December 31, 2005, to $1,959.1 million at December 31, 2006. The major contributors to the change in net utility plant are summarized below:

•	Capital expenditures recorded in 2006 were $302.9 million, of which $146 million related to the construction of Weston 4.

•	Depreciation expense of $79.6 million was recorded in 2006.

Regulatory assets increased $23.9 million (9.0%), from $266.4 million at December 31, 2005, to $290.3 million at December 31, 2006, driven by an increase in the regulatory asset for pension and postretirement benefit items related to WPSC's adoption of SFAS No. 158. See Note 19, "Employee Benefit Plans," in Integrys Energy Group's Notes to Consolidated Financial Statements for more information.

The $56.4 million long-term receivable from related parties was recorded in 2006 primarily as a result of WPSC's adoption of SFAS No. 158. See Note 19, "Employee Benefit Plans," in Integrys Energy Group's Notes to Consolidated Financial Statements for more information.

Investments and other assets decreased $36.5 million (24.8%), from $147.2 million at December 31, 2005, to $110.7 million at December 31, 2006. The decrease was driven by the reversal of the intangible pension asset ($39.7 million at December 31, 2005) in conjunction with WPSC's adoption of SFAS No. 158. See Note 19, "Employee Benefit Plans," in Integrys Energy Group's Notes to Consolidated Financial Statements for more information.

In total, short-term and long-term debt increased $109.5 million (18.8%), from $581.1 million at December 31, 2005, to $690.6 million at December 31, 2006. In 2006, additional borrowings were primarily utilized to fund capital expenditures, the largest being the construction of Weston 4.

Regulatory liabilities decreased $82.6 million (23.3%), from $354.6 million at December 31, 2005, to $272.0 million at December 31, 2006, driven by a decrease in the regulatory liability related to proceeds received from the liquidation of the nonqualified decommissioning trust in connection with the Kewaunee sale. WPSC amortized $70.8 million of the regulatory liability related to the liquidation of the nonqualified decommissioning trust fund in 2006.

Pension and postretirement benefit obligations increased $106.0 million (131.7%), from $80.5 million at December 31, 2005, to $186.5 million at December 31, 2006. The increase was driven by the implementation of SFAS No. 158 on December 31, 2006 (see Note 19, "Employee Benefit Plans," in Integrys Energy Group's Notes to Consolidated Financial Statements for more information).

LIQUIDITY AND CAPITAL RESOURCES - WPSC

WPSC believes that its cash, operating cash flows, and borrowing ability because of strong credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. However, WPSC's operating cash flow and access to capital markets can be impacted by macroeconomic factors outside its control. In addition, WPSC's borrowing costs can be impacted by its short-term and long-term debt ratings assigned by independent rating agencies, which in part are based on certain credit measures such as interest coverage and leverage ratios. Currently, WPSC believes these ratings continue to be among the best in the energy industry (see "Liquidity and Capital Resources - Integrys Energy Group" for more information).

Operating Cash Flows

During 2006, net cash provided by operating activities was $217.4 million, compared with $87.5 million in 2005. The $129.9 million year-over-year increase was driven by cash used for expenditures incurred in 2005 related to the unplanned outage at Kewaunee, the start-up of MISO, and coal shortages (these items are discussed below and have only partially been collected from ratepayers), a $33.6 million reduction in cash required to fund working capital requirements in 2006, and $33.6 million of cash received from MGUC and MERC in 2006 related to WPSC's assumption of their pension and post-retirement obligations. A decrease in the per-unit cost of natural gas in 2006 compared to 2005 drove the lower working capital requirements at WPSC.

During 2005, net cash provided by operating activities was $87.5 million, compared with $213.9 million in 2004. The decrease in cash provided by operating activities was driven by various expenditures incurred in 2005, which will not be collected from ratepayers until future years. In 2005, expenditures incurred related to the unplanned Kewaunee outage were approximately $49 million, expenditures incurred related to MISO were approximately $21 million, and increased costs related to coal shortages were approximately $6 million (see Note 23, "Regulatory Environment," in Integrys Energy Group's Notes to Consolidated Financial Statements for more information on these regulatory assets). A $26.8 million increase in cash required to fund working capital requirements also contributed to the decrease in cash provided by operating activities. An increase in the per-unit cost of natural gas drove the higher working capital requirements. Pension and postretirement funding also increased $10.8 million in 2005, compared to 2004.

Investing Cash Flows

Net cash used for investing activities was $321.2 million in 2006, compared to $64.5 million in 2005. The $256.7 million year-over-year increase in cash used for investing activities was related to $112.5 million of proceeds received in 2005 related to the sale of Kewaunee, $127.1 million of proceeds received in 2005 from the liquidation of the related non-qualified decommissioning trust, and $95.1 million of proceeds received in 2005 from DPC upon closing of the sale of a 30% ownership interest in Weston 4. Also contributing to the increase was the deposit of $22.0 million of funds into an escrow account in 2006 for the payment of the outstanding principal balance of first mortgage bonds in January 2007 (discussed in "Liquidity and Capital Resources - Integrys Energy Group" significant financing activities). These items were partially offset by a $97.4 million decrease in capital expenditures in 2006 (discussed below).

Net cash used for investing activities was $64.5 million in 2005, compared to $252.0 million in 2004. The $187.5 million decrease in cash used for investing activities was driven by proceeds of $127.1 million received from the liquidation of the non-qualified decommissioning trust in connection with the Kewaunee sale, $112.5 million of proceeds received from the sale of Kewaunee, and $95.1 million of proceeds received from DPC upon closing of the sale of a 30% ownership interest in Weston 4. The decrease was partially offset by a $127.5 million increase in capital expenditures, primarily related to the construction of Weston 4.

Capital Expenditures

Capital expenditures by business segment for the years ended December 31, 2006, 2005, and 2004 were as follows:

	Years Ended December 31,
(Millions)	2006	2005	2004
Electric utility	$268.4	$363.9	$210.1
Natural gas utility	34.5	36.4	62.7
WPSC Consolidated	$302.9	$400.3	$272.8

The decrease in capital expenditures at the electric utility in 2006 compared to 2005 was mainly due to lower capital expenditures associated with the construction of Weston 4. Weston 4 is expected to be commercially operational by June 2008.

The increase in capital expenditures at the electric utility in 2005, as compared to 2004 was mainly due to higher capital expenditures associated with the construction of Weston 4. Gas utility capital expenditures decreased primarily due to completion of the automated meter reading project.

Financing Cash Flows

Net cash provided by financing activities was $102.1 million in 2006, compared to net cash used for financing activities of $24.0 million in 2005. The change was primarily driven by the issuance of $147.0 million of long-term debt to finance capital expenditures. In 2005, capital expenditures were primarily financed by proceeds received from the sale of Kewaunee, proceeds received from the liquidation of the non-qualified nuclear decommissioning trust, and proceeds received from the sale to DPC of a partial interest in the Weston 4 power plant.

Net cash used for financing activities was $24.0 million in 2005, compared to net cash provided by financing activities of $36.9 million in 2004. Although cash provided by operating activities decreased in 2005, compared to 2004, this decrease was more than offset by a decrease in cash used for investing activities, related to proceeds received from various asset sales in 2005.

Significant Financing Activities

See "Liquidity and Capital Resources - Integrys Energy Group" for detailed information on significant financing activities for WPSC.

Credit Ratings

See "Liquidity and Capital Resources - Integrys Energy Group" for detailed information on WPSC's credit ratings.

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of WPSC, including its subsidiaries.

		Payments Due By Period
Contractual Obligations As of December 31, 2006 (Millions)	Total Amounts Committed	2007	2008-2009	2010-2011	2012 and Thereafter

Long-term debt principal and interest payments	$1,056.4	$55.0	$66.7	$216.7	$718.0
Operating lease obligations	18.5	3.7	5.9	4.6	4.3
Commodity purchase obligations	1,827.1	330.4	519.7	427.5	549.5
Purchase orders	319.6	279.5	40.1	-	-
Other	352.6	40.6	64.5	40.0	207.5
Total contractual cash obligations	$3,574.2	$709.2	$696.9	$688.8	$1,479.3

Long-term debt principal and interest payments represent bonds issued, notes issued, and loans made to WPSC. We record all principal obligations on the balance sheet. The costs of commodity purchase obligations are expected to be recovered in future customer rates. Purchase orders include obligations related to normal business operations and large construction obligations, including 100% of Weston 4 obligations. The sale of a 30% interest in Weston 4 to DPC was completed in November 2005, but WPSC retains the legal obligation to initially remit payment to third parties for 100% of all construction costs incurred, 30% of which will subsequently be billed to DPC. Other mainly represents expected pension and postretirement funding obligations.

Capital Requirements

See "Liquidity and Capital Resources - Integrys Energy Group," for detailed information on capital requirements for WPSC.

Capital Resources

See "Liquidity and Capital Resources - Integrys Energy Group," for detailed information on capital resources for WPSC.

Other Future Considerations

Asset Management Strategy

See "Liquidity and Capital Resources - Integrys Energy Group," for detailed information on asset management strategy.

Regulatory Matters and Rate Trends

See "Liquidity and Capital Resources - Integrys Energy Group," for detailed information on regulatory matters and rate trends.

Seams Elimination Charge Adjustment

See Note 23, "Regulatory Environment," in Integrys Energy Group's Notes to Consolidated Financial Statements for detailed information on the Seams Elimination Charge Adjustment.

Income Taxes

See "Liquidity and Capital Resources - Integrys Energy Group," for detailed information on income tax matters applicable to WPSC.

Environmental

See Note 17, "Commitments and Contingencies," in Integrys Energy Group's Notes to Consolidated Financial Statements for a detailed discussion of environmental considerations.

Wisconsin Energy Efficiency and Renewables Act

See "Other Future Considerations - Integrys Energy Group," for detailed information on the Energy Efficiency and Renewables Act.

Midwest Independent Transmission System Operator

See "Liquidity and Capital Resources - Integrys Energy Group," for detailed information on MISO.

New Accounting Pronouncements

See Note 1(w), "New Accounting Pronouncements," in Integrys Energy Group's Notes to Consolidated Financial Statements for a detailed discussion of new accounting pronouncements.

GUARANTEES AND OFF BALANCE SHEET ARRANGEMENTS - WPSC

See Note 18, "Guarantees," in Integrys Energy Group's Notes to Consolidated Financial Statements for information regarding WPSC's guarantees.

CRITICAL ACCOUNTING POLICIES - WPSC

See "Critical Accounting Policies - Integrys Energy Group," for information regarding WPSC's critical accounting policies.

IMPACT OF INFLATION - WPSC

See "Impact of Inflation - Integrys Energy Group," for information regarding the impact of inflation on WPSC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks and Other Significant Risks

Integrys Energy Group has potential market risk exposure related to commodity price risk (including regulatory recovery risk), interest rate risk, equity return risk, and principal preservation risk. Integrys Energy Group is also exposed to other significant risks due to the nature of our subsidiaries' business and the environment in which we operate. Integrys Energy Group has risk management policies in place to monitor and assist in controlling these risks and may use derivative and other instruments to manage some of these exposures, as further described below.

Commodity Price Risk and Regulatory Recovery Risk

Utilities

The electric utilities of Integrys Energy Group purchase natural gas and coal for use in power generation. They also purchase power on the MISO market at a price that is often reflective of the underlying cost of natural gas used in power generation. As a result, the electric utilities are subject to commodity price risk, which they manage in a number of ways, the primary method being fuel recovery mechanisms.

Prudent fuel and purchased power costs are recovered under one-for-one recovery mechanisms by UPPCO and by the Michigan electric operations and wholesale operations of WPSC. The costs of natural gas used by the natural gas utility subsidiaries are generally also recovered under one-for-one recovery mechanisms. These recovery mechanisms greatly reduce commodity price risk for the utilities.

WPSC's Wisconsin retail electric operations do not have a one-for-one recovery mechanism for price fluctuations, but annual rate cases have mitigated the year to year price risk. For intra-year price risk, a "fuel window" mechanism is used to recover costs resulting from significant price volatility. Under the fuel window, if actual fuel and purchased power costs deviate by more than 2% (the range for 2007 and 2008), a rate review can be triggered. Once a rate review is triggered, rates may be reset (subject to PSCW approval) for the remainder of the year to recover, on an annualized basis, the projected increase in the cost of fuel and purchased power. For 2008, under the order approving the merger of Integrys Energy Group with Peoples Energy, WPSC will be allowed to adjust Wisconsin retail electric rates effective January 1, 2008, to take into account the impact of natural gas prices on purchased power costs, as well as changes in the price of coal, rail costs to ship the coal, and natural gas used for fuel. However, for 2008, WPSC will not be allowed to adjust retail electric rates for other changes.

To manage commodity price risk, our regulated utilities enter into contracts of various durations for the purchase and/or sale of natural gas, fuel for electric generation, and electricity. In addition, the electric operation of WPSC and the natural gas operation of MERC are employing risk management techniques pursuant to the risk policies approved by their respective regulators, which include the use of derivative instruments such as futures and options.

Nonregulated Subsidiary

For purposes of risk management disclosure, Integrys Energy Services' activities are classified as non-trading. Integrys Energy Services has the ability to reduce market price risk and extract additional value from its merchant generation plants through the use of various financial and physical tools (including forward contracts and options). Integrys Energy Services also utilizes derivative financial instruments to manage market risks related to its retail supply portfolio.

To measure commodity price risk exposure, Integrys Energy Group employs a number of controls and processes, including a value-at-risk (VaR) analysis of its exposures. Integrys Energy Services' VaR calculation is utilized to quantify exposure to market risk associated with its marketing and trading portfolio (primarily natural gas and power positions), which includes near term positions managed under its asset management strategy through tolling agreements with the merchant generating fleet, but excludes the long-dated positions created by the merchant generating fleet and associated coal, sulfur dioxide emission allowances, and other ancillary fuels.

VaR is used to describe a probabilistic approach to quantifying the exposure to market risk. The VaR amount represents an estimate of the potential change in fair value that could occur from changes in market factors, within a given confidence level, if an instrument or portfolio is held for a specified time period. VaR models are relatively sophisticated. However, the quantitative risk information is limited by the parameters established in creating the model. The instruments being used may have features that could trigger a potential loss in excess of the calculated amount if the changes in the underlying commodity price exceed the confidence level of the model used. VaR is not necessarily indicative of actual results that may occur. In addition to VaR, Integrys Energy Services employs other risk measurements including mark-to-market valuations and stress testing. In conjunction with the VaR, these other risk measurements provide the risk management analysis for Integrys Energy Services' risk exposure.

Integrys Energy Services' VaR is estimated using a delta-normal approximation based on an one-day holding period and a 95% confidence level. The delta-normal approximation is based on the assumption that changes in the value of the portfolio over short time periods, such as one day, are normally distributed. Integrys Energy Services' VaR calculation includes derivative financial and commodity instruments, such as forwards, futures, swaps, and options as well as commodities held in inventory, such as natural gas held in storage to the extent such positions are significant.

The VaR for Integrys Energy Services' trading portfolio is presented in the following table:

(Millions)	2006	2005

95% confidence level, one-day holding period, one-tailed December 31	0.9	$1.7
Average for twelve months ended December 31	1.1	1.0
High for 12 months ended December 31	1.5	1.7
Low for 12 months ended December 31	0.9	0.5

The VaR amount for Integrys Energy Services decreased $0.8 million from December 31, 2005, to December 31, 2006. At December 31, 2005, the VaR reflected extreme price volatility in the market, post hurricane production shut-ins, and unusual fluctuations in the various portfolios. The average, high, and low amounts were computed using the VaR amounts at each of the four quarter-ends.

Interest Rate Risk

Integrys Energy Group and WPSC are exposed to interest rate risk resulting from their variable rate long-term debt and short-term borrowings. Exposure to interest rate risk is managed by limiting the amount of variable rate obligations and continually monitoring the effects of market changes in interest rates. Integrys Energy Group and WPSC enter into long-term fixed rate debt when it is advantageous to do so. Integrys Energy Group and WPSC may also enter into derivative financial instruments, such as swaps, to mitigate interest rate exposure. In the second quarter of 2005, a variable rate non-recourse debt instrument used to finance the purchase of Sunbury was restructured to an Integrys Energy Group obligation. Subsequent to the restructuring, an interest rate swap that had been used to fix the interest on the Sunbury non-recourse debt was re-designated as a cash flow hedge, along with an additional interest rate swap, to fix the interest rate on the Integrys Energy Group obligation.

Due to increases in short-term borrowings during 2006, Integrys Energy Group has increased its exposure to variable interest rates. Based on the variable rate debt of Integrys Energy Group and WPSC outstanding at December 31, 2006, a hypothetical increase in market interest rates of 100 basis points in 2006 would have increased annual interest expense in 2006 by approximately $7.5 million at Integrys Energy Group and $0.5 million at WPSC. Comparatively, based on the variable rate debt outstanding at December 31, 2005, an increase in interest rates of 100 basis points would have increased interest expense in 2005 by approximately $2.9 million at Integrys Energy Group and $0.9 million at WPSC. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period. In the event of a significant change in interest rates, management would take action to mitigate Integrys Energy Group's and WPSC's exposure to the change.

Equity Return and Principal Preservation Risk

Integrys Energy Group and WPSC currently fund liabilities related to employee benefits through various external trust funds. The trust funds are managed by numerous investment managers and hold investments in debt and equity securities. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. Integrys Energy Group maintains a qualified pension plan for employees' retirement.  Declines in the equity markets or declines in interest rates may result in increased future pension costs for the plan and possible future required contributions. Changes in the market value of investments related to other employee benefits could also impact future contributions. Integrys Energy Group monitors the trust fund portfolio by benchmarking the performance of the investments against certain security indices. Most of the employee benefit costs relate to Integrys Energy Group's regulated utilities. As such, the majority of these costs are recovered in customers' rates, mitigating the equity return and principal preservation risk on these exposures.

Foreign Currency Exchange Rate Risk

Integrys Energy Group is exposed to foreign currency risk as a result of foreign operations owned and operated in Canada and transactions denominated in Canadian dollars for the purchase and sale of natural gas and electricity by our nonregulated subsidiaries. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain firm sales and sales commitments denominated in Canadian dollars and certain Canadian dollar denominated asset and liability positions. Integrys Energy Group's exposure to foreign currency risk was not significant at December 31, 2006, or 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEGRYS ENERGY GROUP, INC.

A. MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Integrys Energy Group and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. Integrys Energy Group's control systems were designed to provide reasonable assurance to Integrys Energy Group's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Integrys Energy Group's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, Integrys Energy Group's internal control over financial reporting is effective based on those criteria.

Integrys Energy Group, Inc.'s independent registered public accounting firm has issued an audit report on management's assessment of Integrys Energy Group's internal control over financial reporting.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEGRYS ENERGY GROUP, INC.

B. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Integrys Energy Group, Inc.

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Integrys Energy Group, Inc. (formerly WPS Resources Corporation) and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company's adoption of new accounting standards.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 26, 2007

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEGRYS ENERGY GROUP, INC.

C. CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31
(Millions, except per share data)	2006	2005	2004

Nonregulated revenue	$5,156.7	$5,301.3	$3,584.1
Utility revenue	1,734.0	1,524.2	1,292.0
Total revenues	6,890.7	6,825.5	4,876.1

Nonregulated cost of fuel, natural gas, and purchased power	4,967.6	5,137.8	3,448.8
Utility cost of fuel, natural gas, and purchased power	1,006.1	801.2	576.2
Operating and maintenance expense	503.7	535.4	508.6
Depreciation and decommissioning expense	106.1	142.3	106.8
Taxes other than income	57.4	47.3	45.8
Operating income	249.8	161.5	189.9

Miscellaneous income	42.2	86.2	47.9
Interest expense	(99.2)	(62.0)	(54.2)
Minority interest	3.8	4.5	3.4
Other (expense) income	(53.2)	28.7	(2.9)

Income before taxes	196.6	190.2	187.0
Provision for income taxes	45.0	39.6	30.4
Income from continuing operations	151.6	150.6	156.6

Discontinued operations, net of tax	7.3	11.5	(13.8)
Net income before cumulative effect of change in
accounting principle	158.9	162.1	142.8

Cumulative effect of change in accounting principle, net of tax	-	(1.6)	-
Net income before preferred stock dividends of subsidiary	158.9	160.5	142.8

Preferred stock dividends of subsidiary	3.1	3.1	3.1
Income available for common shareholders	$155.8	$157.4	$139.7

Average shares of common stock
Basic	42.3	38.3	37.4
Diluted	42.4	38.7	37.6

Earnings (loss) per common share (basic)
Income from continuing operations	$3.51	$3.85	$4.10
Discontinued operations, net of tax	$0.17	$0.30	($0.36)
Cumulative effect of change in accounting principle, net of tax	-	($0.04)	-
Earnings per common share (basic)	$3.68	$4.11	$3.74

Earnings (loss) per common share (diluted)
Income from continuing operations	$3.50	$3.81	$4.08
Discontinued operations, net of tax	$0.17	$0.30	($0.36)
Cumulative effect of change in accounting principle, net of tax	-	($0.04)	-
Earnings per common share (diluted)	$3.67	$4.07	$3.72

Dividends per common share	$2.28	$2.24	$2.20

The accompanying notes to Integrys Energy Group's consolidated financial statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEGRYS ENERGY GROUP, INC.

D. CONSOLIDATED BALANCE SHEETS

At December 31
(Millions)	2006	2005

Assets
Cash and cash equivalents	$23.2	$27.7
Restricted cash	22.0	-
Accounts receivable - net of reserves of $17.0 and $12.7, respectively	1,037.3	1,005.6
Accrued unbilled revenues	184.8	151.3
Inventories	456.3	304.4
Current assets from risk management activities	1,068.6	906.4
Deferred income taxes	-	7.3
Assets held for sale	6.1	20.3
Other current assets	129.1	99.4
Current assets	2,927.4	2,522.4

Property, plant, and equipment, net	2,534.8	2,044.0
Regulatory assets	417.8	272.0
Long-term assets from risk management activities	308.2	226.5
Goodwill	303.9	36.8
Other	369.6	360.8
Total assets	$6,861.7	$5,462.5

Liabilities and Shareholders' Equity
Short-term debt	$722.8	$264.8
Current portion of long-term debt	26.5	4.0
Accounts payable	1,010.4	1,078.9
Current liabilities from risk management activities	1,001.7	852.8
Deferred income taxes	3.1	-
Liabilities held for sale	-	6.6
Other current liabilities	141.9	116.8
Current liabilities	2,906.4	2,323.9

Long-term debt	1,287.2	867.1
Deferred income taxes	97.6	79.6
Deferred investment tax credits	13.6	14.5
Regulatory liabilities	301.7	373.2
Environmental remediation liabilities	95.8	67.4
Pension and postretirement benefit obligations	188.6	82.1
Long-term liabilities from risk management activities	264.7	188.4
Other	121.4	111.0
Long-term liabilities	2,370.6	1,783.3

Commitments and contingencies

Preferred stock of subsidiary with no mandatory redemption	51.1	51.1
Common stock equity	1,533.6	1,304.2
Total liabilities and shareholders' equity	$6,861.7	$5,462.5

The accompanying notes to Integrys Energy Group's consolidated financial statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEGRYS ENERGY GROUP, INC.

E. CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

			Employee
			Stock Plan
			Guarantees					Accumulated
			and Deferred		Capital in			Other
	Comprehensive		Compensation	Common	Excess of	Retained	Treasury	Comprehensive
(Millions)	Income	Total	Trust	Stock	Par Value	Earnings	Stock	Income (Loss)

Balance at December 31, 2003	-	$1,003.2	($6.5)	$36.8	$549.5	$438.8	($0.4)	($15.0)
Income available for common shareholders	$139.7	139.7	-	-	-	139.7	-	-
Other comprehensive income - cash flow hedges (net of tax of $3.1)	4.6	4.6	-	-	-	-	-	4.6
Other comprehensive income - minimum pension liability (net of tax of $4.0)	(6.0)	(6.0)	-	-	-	-	-	(6.0)
Other comprehensive income - currency translation (net of tax of $0.2)	0.3	0.3	-	-	-	-	-	0.3
Comprehensive income	$138.6	-	-	-	-	-	-	-
Issuance of common stock	-	26.3	-	0.6	25.6	-	0.1	-
Dividends on common stock	-	(81.3)	-	-	-	(81.3)	-	-
Other	-	5.0	(1.9)	0.1	7.0	(0.2)	-	-

Balance at December 31, 2004	-	$1,091.8	($8.4)	$37.5	$582.1	$497.0	($0.3)	($16.1)
Income available for common shareholders	$157.4	157.4	-	-	-	157.4	-	-
Other comprehensive income - cash flow hedges (net of tax of $7.9)	(12.1)	(12.1)	-	-	-	-	-	(12.1)
Other comprehensive income - minimum pension liability (net of tax of $11.4)	17.1	17.1	-	-	-	-	-	17.1
Other comprehensive income - available for sale securities (net of tax of $0.4)	0.6	0.6	-	-	-	-	-	0.6
Other comprehensive income - currency translation (net of tax of $0.1)	0.1	0.1	-	-	-	-	-	0.1
Comprehensive income	$163.1	-	-	-	-	-	-	-
Issuance of common stock	-	127.3	-	2.5	124.8	-	-	-
Dividends on common stock	-	(85.4)	-	-	-	(85.4)	-	-
Other	-	7.4	(2.5)	0.1	10.1	(0.3)	-	-

Balance at December 31, 2005	-	$1,304.2	($10.9)	$40.1	$717.0	$568.7	($0.3)	($10.4)
Income available for common shareholders	$155.8	155.8	-	-	-	155.8	-	-
Other comprehensive income - cash flow hedges (net of tax of $0.4)	(0.6)	(0.6)	-	-	-	-	-	(0.6)
Other comprehensive income - minimum pension liability (net of tax of $1.6)	2.4	2.4	-	-	-	-	-	2.4
Other comprehensive income - available for sale securities (net of tax of $0.2)	(0.4)	(0.4)	-	-	-	-	-	(0.4)
Other comprehensive income - currency translation (net of tax of $0.2)	(0.3)	(0.3)	-	-	-	-	-	(0.3)
Comprehensive income	$156.9	-	-	-	-	-	-	-
Issuance of common stock	-	164.6	-	3.2	161.4	-	-	-
Dividends on common stock	-	(96.0)	-	-	-	(96.0)	-	-
Adjustments to initially apply SFAS No. 158 (net of tax of $2.9)	-	(4.5)	-	-	-	-	-	(4.5)
Other	-	8.4	(2.3)	0.1	10.9	(0.3)	-	-

Balance at December 31, 2006	-	$1,533.6	($13.2)	$43.4	$889.3	$628.2	($0.3)	($13.8)

The accompanying notes to Integrys Energy Group's consolidated financial statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEGRYS ENERGY GROUP, INC.

F. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2006	2005	2004
Operating Activities
Net income before preferred stock dividends of subsidiary	$158.9	$160.5	$142.8
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net of tax	(7.3)	(11.5)	13.8
Depreciation and decommissioning	106.1	142.3	106.8
Amortization	18.0	14.6	38.8
Recovery (deferral) of Kewaunee outage expenses	9.5	(49.2)	(7.2)
Refund of non-qualified decommissioning trust	(54.5)	-	-
Recoveries and refunds of other regulatory assets and liabilities	28.0	26.1	5.3
Realized gain on investments held in trust, net of regulatory deferral	-	(15.7)	(5.5)
Unrealized (gains) losses on nonregulated energy contracts	7.3	(39.2)	(10.7)
Pension and postretirement expense	51.6	50.5	39.8
Pension and postretirement funding	(43.2)	(28.6)	(17.8)
Deferred income taxes and investment tax credit	12.4	9.0	(1.9)
Gain on sale of interest in Guardian Pipeline, LLC	(6.2)	-	-
Gain on sale of WPS ESI Gas Storage, LLC	(9.0)	-	-
Gain on sale of partial interest in synthetic fuel operation	(6.4)	(7.1)	(7.5)
Loss (gain) on sale of property, plant, and equipment	1.3	(5.5)	(12.0)
Gain on sale of emission allowances	-	(0.4)	-
Equity income, net of dividends	14.4	10.9	7.8
Cumulative effect of change in accounting principles, net of tax	-	1.6	-
Other	0.1	(61.0)	(11.7)
Changes in working capital
Receivables, net	(10.0)	(499.8)	(67.8)
Inventories	(206.5)	(112.9)	(11.4)
Other current assets	(32.4)	(19.9)	(0.9)
Accounts payable	7.5	487.3	44.9
Other current liabilities	33.3	25.4	(3.1)
Net cash provided by operating activities	72.9	77.4	242.5

Investing Activities
Capital expenditures	(342.0)	(413.9)	(289.8)
Proceeds from the sale of property, plant, and equipment	4.5	12.0	26.9
Purchase of emission allowances	(3.9)	-	-
Proceeds from the sale of interest in Guardian Pipeline, LLC	38.5	-	-
Proceeds from the sale of WPS ESI Gas Storage, LLC	19.9	-	-
Proceeds from the sale of Kewaunee power plant	-	112.5	-
Proceeds from the sale of partial interest in Weston 4 power plant	-	95.1	-
Proceeds from liquidation of non-qualified decommissioning trust	-	127.1	-
Purchase of equity investments and other acquisitions	(60.1)	(82.6)	(52.3)
Purchases of nuclear decommissioning trust investments	-	(18.6)	(213.3)
Sales of nuclear decommissioning trust investments	-	18.6	213.3
Decommissioning funding	-	-	(0.3)
Acquisition of natural gas operations in Michigan and Minnesota, net of liabilities assumed	(659.3)	-	-
Restricted cash for repayment of long-term debt	(22.0)	-	-
Other	(5.7)	1.0	3.1
Net cash used for investing activities	(1,030.1)	(148.8)	(312.4)

Financing Activities
Short-term debt, net	458.0	(25.0)	251.2
Gas loans, net	(68.4)	(7.1)	1.6
Issuance of long-term debt	447.0	-	-
Repayment of long-term debt, note to preferred stock trust	(4.0)	(3.4)	(105.1)
Payment of dividends
Preferred stock	(3.1)	(3.1)	(3.1)
Common stock	(96.0)	(85.4)	(81.3)
Issuance of common stock	164.6	127.3	26.3
Other	(6.4)	(3.3)	(12.8)
Net cash provided by financing activities	891.7	-	76.8

Change in cash and cash equivalents - continuing operations	(65.5)	(71.4)	6.9
Change in cash and cash equivalents - discontinued operations
Net cash provided by (used for) operating activities	41.9	(15.0)	(11.7)
Net cash provided by (used for) investing activities	19.1	74.9	(2.6)
Net cash used for financing activities	-	(0.8)	(3.3)
Change in cash and cash equivalents	(4.5)	(12.3)	(10.7)
Cash and cash equivalents at beginning of year	27.7	40.0	50.7
Cash and cash equivalents at end of year	$23.2	$27.7	$40.0

The accompanying notes to Integrys Energy Group's consolidated financial statements are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEGRYS ENERGY GROUP

G. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Notes to the Consolidated Financial Statements that follow include consolidated Integrys Energy Group footnotes and certain combined footnotes for both Integrys Energy Group and its wholly owned subsidiary registrant, WPSC. WPSC's financial statements also include supplemental footnotes related to WPSC. Refer to Item 8, Section P for a listing of the combined footnotes included in the Integrys Energy Group notes and the supplemental footnotes that are applicable to WPSC.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Operations--Integrys Energy Group is a holding company with wholly owned primary subsidiaries at December 31, 2006 including WPSC, UPPCO, MGUC, MERC, and Integrys Energy Services. Of these subsidiaries, four subsidiaries are regulated utilities and one subsidiary, Integrys Energy Services, is a nonregulated energy marketer. WPSC is an electric and natural gas utility that purchases, generates, and distributes electric power and purchases and distributes natural gas to its franchised service territory in northeastern Wisconsin and an adjacent portion of the Upper Peninsula of Michigan. UPPCO is an electric utility that supplies and distributes electric energy to a portion of the Upper Peninsula of Michigan. MGUC is a natural gas utility that supplies and distributes natural gas to cities and communities primarily throughout Otsego, Grand Haven, and Monroe counties in Michigan. MERC, also a natural gas utility, supplies and distributes natural gas to various cities and communities including Grand Rapids, Pine City, Rochester, and Dakota County in Minnesota. The nonregulated subsidiary, Integrys Energy Services, offers nonregulated natural gas, electric, and alternative fuel supplies, as well as energy management and consulting services, to retail and wholesale customers. Integrys Energy Services also owns several merchant electric generation plants, primarily in the Midwest and Northeastern United States and adjacent portions of Canada.

The term "utility" refers to the regulated activities of WPSC, UPPCO, MGUC, and MERC while the term "nonutility" refers to the activities of WPSC, UPPCO, MGUC, and MERC that are not regulated. The term "nonregulated" refers to activities other than those of WPSC, UPPCO, MGUC, and MERC.

The line item on the Consolidated Statements of Income "Income available for common shareholders," is net income.

(b) Consolidation Basis of Presentation--The Consolidated Financial Statements include the accounts of Integrys Energy Group and all majority owned subsidiaries, after eliminating significant intercompany transactions and balances, and proportionate shares of jointly owned utility facilities. If a minority owner's equity is reduced to zero, our policy is to record 100% of the subsidiary's losses until the minority owner makes capital contributions or commitments to fund its share of the operating costs. The cost method of accounting is used for investments when Integrys Energy Group owns less than 20% of the voting equity of the company, unless other evidence indicates we have significant influence over the operating and financial policies of the investee. Investments in businesses not controlled by Integrys Energy Group, but over which we have significant influence regarding the operating and financial policies of the investee, are accounted for using the equity method. For additional information on our equity method investments see Note 10, "Investments in Affiliates, at Equity Method."

The assets and liabilities, results of operations, and cash flows of MGUC and MERC were included in Integrys Energy Group's consolidated financial statements effective April 1, and July 1, 2006, respectively. See Note 6, "Acquisitions and Sales of Assets," for more information.

For all periods presented, certain assets and liabilities of Sunbury and Niagara have been reclassified as held for sale and Sunbury's and Niagara's results of operations and cash flows have been reclassified as discontinued operations. Refer to Note 4, "Discontinued Operations," for more information.

(c) Use of Estimates--We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. We make estimates and assumptions that affect reported amounts. These estimates and assumptions affect assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

(d)  Cash and Cash Equivalents--We consider short-term investments with an original maturity of three months or less to be cash equivalents.

Cash paid for taxes during 2006, 2005, and 2004, was $37.7 million, $50.4 million, and $37.0 million, respectively. During 2006, 2005, and 2004, cash paid for interest totaled $87.6 million, $59.6 million, and $54.4 million, respectively.

Significant non-cash transactions were as follows:

(Millions)	2006	2005	2004

Weston 4 construction costs funded through accounts payable	$32.0	$33.7	$22.6
Purchase price adjustments related to the acquisition of MGUC funded through accounts payable	0.8	-	-
Transaction costs related to the merger with Peoples Energy funded through other current liabilities	8.1	-	-
Debt assumed in Integrys Energy Services New York acquisition	-	-	3.2

(e) Revenue and Customer Receivables--Revenues are recognized on the accrual basis and include estimated amounts for electric and natural gas services rendered but not billed. Currently there are no customers or industries that account for more than 10% of Integrys Energy Group's revenues.

WPSC and UPPCO use automatic fuel and purchased power adjustment clauses for the Michigan retail electric portions of their business. WPSC also uses automatic fuel and purchased power adjustment clauses for its FERC wholesale electric business. At UPPCO, most wholesale electric contracts have no automatic fuel and purchased power adjustment clauses. The Wisconsin retail electric portion of WPSC's business uses a "cost variance range" approach, based on a specific estimated fuel and purchased power cost for the forecast year. If WPSC's actual fuel and purchased power costs fall outside this range, the PSCW can authorize an adjustment to future rates. Decreases to rates can be implemented without a hearing, unless requested by WPSC, PSCW staff, or interveners, while increases to rates are generally subject to a hearing.

Billings to UPPCO's customers under the MPSC's jurisdiction include base rate charges and a power supply cost recovery factor. Power supply cost recovery factors are established annually to recover projected power supply costs approved by the MPSC. The MPSC reconciles these factors to actual costs annually and permits 100% recovery of allowed power supply costs. UPPCO recognizes any over or under recovery currently in its revenues, and the payable or receivable is recognized on the balance sheet until settlement. The deferrals are relieved with additional billings or refunds.

The PSCW approved a modified one-for-one gas cost recovery plan for WPSC. This plan allows WPSC to pass changes in the cost of natural gas on to system natural gas customers, subject to regulatory review by the PSCW for reasonableness.

The MPUC approved a modified one-for-one gas cost recovery plan for MERC. This plan allows MERC to pass changes in the cost of natural gas on to system natural gas customers, subject to regulatory review by the MPUC for reasonableness.

The MPSC has approved one-for-one recovery of prudently incurred natural gas costs for WPSC and MGUC, subject to regulatory review. The MPSC also approved a natural gas cost recovery factor adjustment mechanism for WPSC for the period November 2006 through October 2007. This adjustment mechanism allows WPSC to adjust the maximum natural gas rates that can be charged to customers in Michigan based on upward or downward changes to the NYMEX natural gas futures price without further MPSC action.

WPSC, UPPCO, MGUC, and MERC are required to provide service and grant credit to customers within their service territories. The companies continually review their customers' credit-worthiness and obtain or refund deposits accordingly. The utilities are precluded from discontinuing service to residential customers during winter moratorium months.

For Integrys Energy Services' merchant electric generation plants, electric power revenues related to fixed-price contracts are recognized at the lower of amounts billable under the contract or an amount equal to the volume of the capacity made available or the energy delivered during the period multiplied by the estimated average revenue per kilowatt-hour per the terms of the contract. Under floating-price contracts, electric power revenues are recognized when capacity is provided or energy is delivered.

For its nonregulated business of supplying energy, management, and consulting services to retail and wholesale customers, Integrys Energy Services accrues revenues in the month that energy is delivered and/or services are rendered. Revenues related to derivative instruments classified as trading are reported net of related cost of sales for all periods presented.

(f) Inventories--Inventories consist of natural gas in storage and fossil fuels, including coal. Average cost is used to value fossil fuels and natural gas in storage for our regulated segments. Inventories at Integrys Energy Services are valued at the lower of cost or market unless hedged pursuant to a fair value hedge, in which case inventory is marked to the spot rate.

(g)  Risk Management Activities--As part of our regular operations, Integrys Energy Group enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage market risks such as changes in commodity prices and interest rates.

Integrys Energy Group accounts for its derivative contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. SFAS No. 133 establishes accounting and financial reporting standards for derivative instruments and requires, in part, that we recognize certain derivative instruments on the balance sheet as assets or liabilities at their fair value. Subsequent changes in fair value of the derivatives are recorded currently in earnings unless certain hedge accounting criteria are met. If the derivatives qualify for regulatory deferral subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the derivatives are marked to fair value pursuant to SFAS No. 133 and are offset with a corresponding regulatory asset or liability.

Integrys Energy Group classifies mark-to-market gains and losses on derivative instruments not qualifying for hedge accounting or regulatory deferral as a component of revenues.

(h) Emission Allowances--Integrys Energy Services accounts for emission allowances as an intangible asset, with cash inflows and outflows related to purchases and sales of emission allowances recorded as investing activities in the Consolidated Statements of Cash Flows. Integrys Energy Services uses the guidance in SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," to test allowances for impairment. The utilities generally do not purchase or sell emission allowances, but account for allowances as inventory. Emission allowances granted to WPSC are recorded at zero cost and, thus, no charge results when zero cost allowances are utilized in operating the utilities' generation plants.

(i) Property, Plant, and Equipment--Utility plant is stated at the original cost of construction including an allowance for funds used during construction. The cost of renewals and betterments of units of property (as distinguished from minor items of property) is capitalized as an addition to the utility plant accounts. Except for land, no gain or loss is recognized in connection with ordinary retirements of utility property units. Maintenance, repair, replacement, and renewal costs associated with items not qualifying as units of property are considered operating expenses. The utility charges the cost of units of property retired, sold, or otherwise disposed of, less salvage, to the accumulated provision for depreciation. The cost of removal associated with the retirement is charged to a regulatory liability.

We record straight-line depreciation expense over the estimated useful life of utility property and include amounts for estimated removal and salvage. The PSCW approved new depreciation rates for WPSC effective January 1, 2005, which have not had a material impact on annual depreciation expense. Depreciation rates for UPPCO were approved by the MPSC effective January 1, 2002. Depreciation rates for MGUC and MERC were approved by the MPSC and MPUC effective April 1, 2006, and July 1, 2006, respectively. Annual utility composite depreciation rates are shown below.

Annual Utility Composite Depreciation Rates	2006	2005	2004

WPSC - Electric	3.36%	3.65%	3.65%
WPSC - Natural Gas	3.57%	3.61%	3.65%
UPPCO	2.90%	2.85%	2.84%
MGUC(1)	2.06%	-	-
MERC(2)	1.76%	-	-
(1) Composite depreciation rate for 9 months of the year
(2) Composite depreciation rate for 6 months of the year

Interest capitalization is applied to nonutility property during construction, and gain and loss recognition occurs in connection with retirements. Currently, nonutility property at WPSC and UPPCO consists primarily of land.

Nonregulated plant is stated at cost, which includes capitalized interest, or estimated fair value at the time of acquisition. The costs of renewals, betterments, and major overhauls are capitalized as an addition to plant. The gains or losses associated with ordinary retirements are recorded in the period of retirement. Maintenance, repair, and minor replacement costs are expensed as incurred.

Most of the nonregulated subsidiaries compute depreciation using the straight-line method over the following estimated useful lives:

Structures and improvements	15 to 40 years
Office and plant equipment	5 to 40 years
Office furniture and fixtures	3 to 10 years
Vehicles	5 years
Computer equipment	3 to 8 years
Leasehold improvements	Shorter of: life of the lease or life of the asset

The Combined Locks Energy Center uses the units of production depreciation method for selected components of equipment having defined lives stated in terms of hours of production.

Integrys Energy Group capitalizes certain costs related to software developed or obtained for internal use and amortizes those costs to operating expense over the estimated useful life of the related software, which is usually three to eight years.

(j) Capitalized Interest and Allowance for Funds Used During Construction--Our nonregulated subsidiaries capitalize interest for construction projects, while our utilities use an allowance for funds used during construction (AFUDC) calculation, which includes both a debt and an equity component as required by regulatory accounting.

Approximately 50% of WPSC's retail jurisdictional construction work-in-progress expenditures are subject to AFUDC, except on specific projects approved by the PSCW. For 2006, WPSC's AFUDC retail rate was 8.82%. A current return for construction funds related to Weston 4 is being recovered in rates as incurred.

WPSC's construction work-in-progress AFUDC debt and equity percentage formula for the wholesale jurisdiction is specified in the FERC's Uniform System of Accounts. The 2006 average AFUDC wholesale rate was 8.14%.

WPSC's allowance for equity funds used during construction for 2006, 2005, and 2004 was $0.6 million, $1.5 million, and $2.0 million, respectively. WPSC's allowance for borrowed funds used during construction for 2006, 2005, and 2004 was $0.2 million, $0.4 million, and $0.7 million, respectively.

UPPCO did not record AFUDC for 2006, 2005, or 2004, as UPPCO did not have significant construction projects during these years. In addition, MGUC and MERC did not record AFUDC for 2006 because they did not have any significant construction projects during the year.

Our nonregulated subsidiaries calculate capitalized interest on long-term construction projects for periods during which financing is provided by Integrys Energy Group through interim debt. The interest rate capitalized is based upon the monthly short-term borrowing rate Integrys Energy Group incurs for such funds. The amount of interest capitalized during 2006, 2005, and 2004 was not significant.

(k) Asset Impairment--We review the recoverability of long-lived tangible and intangible assets in accordance with SFAS No. 144. This Statement requires review of assets when circumstances indicate that the carrying amount may not be recoverable. The carrying amount of assets held and used is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset's carrying value over its fair value. The carrying value of assets held for sale is not recoverable if it exceeds the fair value less cost to sell the asset. An impairment charge is recorded for any excess of the carrying value over the fair value less cost to sell. If events or circumstances indicate the carrying value of investments accounted for under the equity method of accounting may not be recoverable, potential impairment is assessed by comparing the fair value of these investments to their carrying values as well as assessing if a decline in fair value is temporary. If an impairment is indicated, a charge is recognized equal to the amount the carrying value exceeds the investment's fair value. Impairment charges are recorded if the carrying value of such assets exceeds the future anticipated cash flows. See Note 4, "Discontinued Operations," for information related to the impairment charge recorded at Sunbury in 2005.

(l) Regulatory Assets and Liabilities--WPSC, UPPCO, MGUC, and MERC are subject to the provisions of SFAS No. 71. Regulatory assets represent probable future revenue associated with certain incurred costs that will be recovered from customers through the ratemaking process. Regulatory liabilities represent amounts that are refundable in future customer rates. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, we believe that future recovery of our regulatory assets is probable. If at any reporting date a previously recorded regulatory asset is no longer probable of recovery, the regulatory asset is reduced to the amount considered probable of recovery with the reduction charged to current expense.

(m) Goodwill and Other Intangible Assets--In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other assets with indefinite lives are not amortized, but are subject to annual impairment tests. WPSC performs its impairment test during the second quarter of each year, while Integrys Energy Services performs its impairment test annually during the third quarter. Impairment tests were performed at the time of acquisition for both MGUC and MERC. Going forward, MGUC and

MERC will perform annual impairment tests during the second quarter. The impairment tests are updated whenever events or changes in circumstances indicate that the assets might be impaired. Based upon the results of testing, no impairments were noted in 2006, 2005, or 2004.

Other intangible assets with definite lives consist primarily of emission allowances and customer related intangible assets, and have weighted-average amortization periods of approximately five years. For more information on Integrys Energy Group's intangible assets, see Note 11, "Goodwill and Other Intangible Assets."

(n) Retirement of Debt--Premiums, discounts, and expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate.

(o) Research and Development--Electric research and development expenditures for WPSC totaled $0.3 million, $0.7 million, and $0.7 million, in 2006, 2005, and 2004, respectively. No other research and development expenditures were significant.

(p) Asset Retirement Obligations-- Integrys Energy Group applies SFAS No. 143, "Accounting for Asset Retirement Obligations." Under this accounting standard, Integrys Energy Group recognizes, at fair value, legal obligations associated with the retirement of tangible long-lived assets that resulted from the acquisition, construction or development, and/or normal operation of the assets. The asset retirement obligations are accreted using a credit-adjusted risk-free interest rate commensurate with the expected settlement dates of the asset retirement obligations. The associated retirement costs are capitalized as part of the related long-lived assets and are depreciated over the useful lives of the assets.

Integrys Energy Group adopted Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," as of December 31, 2005. Interpretation No. 47 clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143. Therefore, a liability must be recorded for these obligations as long as the fair value can be reasonably estimated, even if the timing or method of settling the obligation is unknown. Asset retirement obligations included within the scope of Interpretation No. 47 are calculated and recorded utilizing the methodology in SFAS No. 143. See Note 1(u), "Cumulative Effect of Change in Accounting Principles," and Note 15, "Asset Retirement Obligations," for additional information regarding SFAS No. 143 and Interpretation No. 47.

(q) Income Taxes--We account for income taxes using the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Due to the effects of regulation on WPSC, UPPCO, MGUC, and MERC, certain adjustments made to defer income taxes are, in turn, recorded as regulatory assets or liabilities.

Investment tax credits, which have been used to reduce our federal income taxes payable, have been deferred for financial reporting purposes. These deferred investment tax credits are being amortized over the useful lives of the property to which they relate.

Integrys Energy Group files a consolidated United States income tax return that includes domestic subsidiaries of which its ownership is 80% or more. Integrys Energy Group and its consolidated subsidiaries are parties to a tax allocation arrangement under which each entity determines its income tax provision on a stand-alone basis. In several states, combined or consolidated filing is required for certain members of the Integrys Energy Group doing business in that state. The tax allocation arrangement equitably allocates the state taxes associated with these combined or consolidated filings.

Integrys Energy Group and its subsidiaries have routinely been subject to examination by various taxing jurisdictions, including the Internal Revenue Service (IRS), Wisconsin Department of Revenue, and other state and local taxing jurisdictions. At any given time there might be several of these audits open covering multiple tax years. Management has not been informed by any taxing jurisdictions of any material adjustment to any filed or proposed tax position as a result of the on-going examinations, except as described below. The following jurisdictions are currently under audit: Integrys Energy Group and consolidated subsidiaries - Federal 2005; WPSC - Wisconsin 1996 through 2000; Integrys Energy Services of Canada Corp. - Quebec 2002 through 2004; WPS Power Development - Oregon 1998 through 2001; WPS Canada Generation, Inc. - Canada 2003 and 2004 transfer pricing.

(r) Taxes other than income--Integrys Energy Group presents revenue net of pass-through taxes on the Consolidated Statements of Income.

(s) Guarantees--FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," requires that the guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. See Note 18, "Guarantees," for additional information on Interpretation
No. 45.

(t) Stock-Based Employee Compensation--Integrys Energy Group has stock-based employee compensation plans, which are described more fully in Note 22, "Stock-Based Compensation." Prior to January 1, 2006, Integrys Energy Group accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, Integrys Energy Group provided pro forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," as if the fair value method defined by SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied.

The following table illustrates the effect on income available for common shareholders and earnings per share if Integrys Energy Group had applied the fair value recognition provisions of SFAS No. 123:

(Millions, except per share amounts)	2005	2004

Income available for common shareholders
As reported	$157.4	$139.7
Add: Stock-based compensation expense using the intrinsic value method - net of tax	2.0	1.4
Deduct: Stock-based compensation expense using the fair value method - net of tax	(1.9)	(1.1)
Pro forma	$157.5	$140.0

Basic earnings per common share
As reported	$4.11	$3.74
Pro forma	4.11	3.74

Diluted earnings per common share
As reported	$4.07	$3.72
Pro forma	4.07	3.72

Effective January 1, 2006, Integrys Energy Group adopted the fair value recognition provisions of SFAS No. 123R, "Share-Based Payment," using the modified prospective transition method. Under this transition method, prior periods' results are not restated. Stock-based compensation cost for 2006 includes compensation cost for all stock-based compensation awards granted prior to, but not yet fully vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, adjusted for estimated future forfeitures. The fair values of stock-based compensation awards granted after January 1, 2006 were estimated in accordance with the provisions of SFAS No. 123R. There was no material cumulative effect of a change in accounting principle recorded upon adoption of SFAS No. 123R. The implementation of SFAS No. 123R had an immaterial impact on cash flows from operations and cash flows from financing activities.

(u) Cumulative Effect of Change in Accounting Principles--The adoption of Interpretation No. 47 on December 31, 2005, resulted in a $1.6 million after-tax cumulative effect of change in accounting principle, decreasing income available for common shareholders, related to recording a liability for asbestos remediation at certain of Integrys Energy Services' generation plants. Approximately $1.4 million of the after-tax cumulative effect of change in accounting principle recorded in 2005 related to Sunbury. For more information on Sunbury, see Note 4, "Discontinued Operations." For the utility segments of Integrys Energy Group, we concluded it was probable that any differences between expenses under Interpretation No. 47 and expenses currently recovered through customer rates will be recoverable or refundable in future customer rates. Accordingly, the adoption of Interpretation No. 47 had no impact on the utility segments' income, as its effect is offset by the establishment of regulatory assets or liabilities pursuant to SFAS No. 71.

(v)  Reclassifications--We reclassified certain prior year financial statement amounts to conform to the current year presentation. Except for those reclassifications recorded to report assets and liabilities as held for sale and results of operations and cash flows as discontinued, no reclassifications made to the prior year financial statements were material.

(w)  New Accounting Pronouncements-- In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." The Issue applies to taxes directly imposed on revenue-producing transactions and excludes from its scope taxes assessed on an entity's activities over time, such as gross receipts taxes. Issue No. 06-3 concludes that the presentation of taxes on either a gross (i.e., included in revenues and costs) or net (i.e., excluded from revenues) basis is an accounting policy decision. It does not require an entity to reevaluate its existing classification policies related to these taxes, but it does require additional disclosures regarding which presentation is selected. In addition, for any such taxes that are reported on a gross basis, the guidance requires an entity to disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. Issue No. 06-3 is effective January 1, 2007, for Integrys Energy Group. We do not expect this guidance to have a significant impact on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," to provide guidance on how to reflect uncertain tax positions in an enterprise's financial statements. The Interpretation applies to all tax positions and will affect all circumstances in which an entity is uncertain as to whether a tax position will ultimately be sustained as filed in its tax return. In order to recognize a tax benefit in the financial statements, an entity must determine that it is "more likely than not" that the tax benefit will be realized. The amount of the tax benefit to be recognized is the largest amount that is greater than 50% likely to be realized upon ultimate settlement with the taxing authority. The Interpretation is effective for Integrys Energy Group on January 1, 2007. We do not expect the implementation of Interpretation No. 48 to have a significant impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The Standard eliminates the current requirement for deferring "day one" gains on energy contracts that are not evidenced by quoted market prices or other current market transactions. The standard will be effective for Integrys Energy Group beginning January 1, 2008. We are currently evaluating the impact that SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This standard permits entities to choose to measure many financial instruments and certain other items at fair value, following the provisions of SFAS No. 157. Included within the scope of the standard are all recognized financial assets and financial liabilities, except consolidated investments, consolidated interests in a variable interest entity, obligations for pension and certain other benefits, leases, and financial instruments that are classified as a component of shareholder's equity. Also included in the scope of the standard are firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services, and host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. SFAS No. 159 is effective for Integrys Energy Group beginning January 1, 2008. We are currently evaluating the impact that SFAS No. 159 will have on our financial statements.

NOTE 2--FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate such value:

Cash, restricted cash, accounts receivable, accounts payable, notes payable, and outstanding commercial paper: The carrying amount approximates fair value due to the short maturity of these investments and obligations.

Long-term debt and preferred stock: The fair values of long-term debt and preferred stock are estimated based on the quoted market price for the same or similar issues or on the current rates offered to Integrys Energy Group for debt of the same remaining maturity.

Risk management activities: Assets and liabilities from risk management activities are recorded at fair value in accordance with SFAS No. 133.

The estimated fair values of our financial instruments as of December 31 were:

(Millions)	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$23.2	$23.2	$27.7	$27.7
Restricted cash	22.0	22.0	-	-
Accounts receivable	1,037.3	1,037.3	1,005.6	1,005.6
Accounts payable	1,010.4	1,010.4	1,078.9	1,078.9
Notes payable	160.0	160.0	10.0	10.0
Commercial paper	562.8	562.8	254.8	254.8
Long-term debt	1,315.9	1,323.1	872.9	901.7
Preferred stock	51.1	48.8	51.1	49.0
Risk management activities - net	110.4	110.4	91.7	91.7

NOTE 3--RISK MANAGEMENT ACTIVITIES

The following table shows Integrys Energy Group's assets and liabilities from risk management activities as of December 31, 2006, and 2005:

	Assets		Liabilities
(Millions)	2006	2005	2006	2005
Utility Segments
Commodity contracts	$5.9	$22.0	$12.1	$-
Financial transmission rights	14.3	14.5	2.0	1.8
Nonregulated Segments
Commodity and foreign currency contracts	1,237.7	1,058.6	1,195.4	971.7
Fair value hedges - commodity contracts	11.0	4.2	0.3	12.9
Cash flow hedges
Commodity contracts	107.9	33.6	53.3	50.1
Interest rate swaps	-	-	3.3	4.7
Total	$1,376.8	$1,132.9	$1,266.4	$1,041.2
Balance Sheet Presentation
Current	$1,068.6	$906.4	$1,001.7	$852.8
Long-term	308.2	226.5	264.7	188.4
Total	$1,376.8	$1,132.9	$1,266.4	$1,041.2

Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

Utility Segments

The derivatives listed in the above table as "Commodity contracts" include a limited number of electric and natural gas purchase contracts as well as financial derivative contracts (NYMEX futures and options) used by both the electric and natural gas utility segments to mitigate the market price volatility of natural gas. The electric utility segment also uses financial instruments to manage transmission congestion costs, which are shown in the above table as "Financial transmission rights."

The following table shows WPSC's assets and liabilities from risk management activities as of December 31, 2006, and 2005:

	Assets		Liabilities
(Millions)	2006	2005	2006	2005
WPSC
Commodity contracts	$3.8	$22.0	$10.2	$-
Financial transmission rights	13.7	13.6	2.0	1.7
Total	$17.5	$35.6	$12.2	$1.7
Balance Sheet Presentation
Current	$17.5	$29.3	$11.3	$1.7
Long-term	-	6.3	0.9	-
Total	$17.5	$35.6	$12.2	$1.7

Derivative instruments at the utilities are entered into in accordance with the terms of the risk management policies and plans approved by the respective regulatory bodies. Changes in the fair value of derivative instruments are recognized as regulatory assets or liabilities as our regulators have allowed deferral of the mark-to-market effects of derivative instruments at the utilities. Thus, management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be collected from or refunded to customers.

Nonregulated Segments

The derivatives in the nonregulated segments not designated as hedges under generally accepted accounting principles are primarily commodity contracts used to manage price risk associated with natural gas and electric energy purchase and sale activities, and foreign currency contracts used to manage foreign currency exposure related to Integrys Energy Services' Canadian operations. In addition, Integrys Energy Services entered into a series of derivative contracts (options) covering a specified number of barrels of oil in order to manage exposure to the risk of an increase in oil prices that could result in a phase-out of Section 29/45K federal tax credits from Integrys Energy Services' investment in a synthetic fuel production facility for 2007. See Note 1(q), "Income Taxes," and Note 17, "Commitments and Contingencies," for more information. Changes in the fair value of non-hedge derivatives are recognized currently in earnings.

Our nonregulated segments also enter into derivative contracts that are designated as either fair value or cash flow hedges. Fair value hedges are used to mitigate the risk of changes in the price of natural gas held in storage. The changes in the fair value of these hedges are recognized currently in earnings, as are the changes in fair value of the hedged items. Fair value hedge ineffectiveness recorded in nonregulated revenue on the Consolidated Statements of Income was a pre-tax gain of $3.7 million in 2006, a pre-tax loss of $2.5 million in 2005 and was not significant in 2004. Changes in the difference between the spot and forward prices of natural gas were excluded from the assessment of hedge effectiveness and reported directly in nonregulated revenue. During 2006, the amount excluded was not significant. During 2005, the amount excluded was a pre-tax loss of $5.2 million. During 2004, the amount excluded was a pre-tax gain of $2.0 million.

Commodity contracts that are designated as cash flow hedges extend through March 2011 and are used to mitigate the risk of cash flow variability associated with the future purchases and sales of natural gas and electricity. To the extent they are effective, the changes in the values of these contracts are included in other comprehensive income, net of taxes. Cash flow hedge ineffectiveness recorded in nonregulated revenue on the Consolidated Statements of Income related to commodity contracts was a pre-tax gain of $8.6 million in 2006, a pre-tax loss of $2.6 million in 2005 and was not significant in 2004. When testing for effectiveness, no portion of the derivative instruments was excluded. Amounts recorded in other comprehensive income related to these cash flow hedges will be recognized in earnings as the related contracts are settled or if it is probable that the hedged transaction will not occur. During 2006, 2005, and 2004, we reclassified pre-tax gains of $2.1 million, $5.2 million, and $3.2 million, respectively, from other comprehensive income into earnings as a result of the discontinuance of cash flow hedge accounting for certain hedge transactions. In the next 12 months, subject to changes in market prices of natural gas and electricity, we expect that a pre-tax gain of $17.0 million will be recognized in earnings as contracts are settled. We expect this amount to be substantially offset by settlement of the related nonderivative contracts that are being hedged.

In the second quarter of 2005, a variable rate non-recourse debt instrument used to finance the purchase of Sunbury was restructured to an Integrys Energy Group variable rate obligation. An interest rate swap used to fix the interest rate on the Sunbury non-recourse debt was previously designated as a cash flow hedge. As a result of the debt restructuring, the hedged transaction was probable of not occurring. Subsequent to the restructuring, the interest rate swap was re-designated as a cash flow hedge, along with an additional interest rate swap, to fix the interest rate on the Integrys Energy Group obligation. Since the redesignation of these contracts as cash flow hedges, the changes in the fair value of the effective portion of these swaps are included in other comprehensive income, net of deferred taxes, while the changes related to the ineffective portion are recorded in earnings. During the years ended December 31,

2006 and 2005, cash flow hedge ineffectiveness recorded in earnings related to these swaps was not significant. Amounts recorded in other comprehensive income related to these swaps will be recognized as a component of interest expense as the interest becomes due. In the next 12 months, we expect to recognize a $0.8 million pre-tax reduction to interest expense related to these swaps, assuming interest rates comparable to those at December 31, 2006. We did not exclude any component of the derivative instruments' change in fair value from the assessment of hedge effectiveness.

In the first quarter of 2006, Integrys Energy Group entered into a forward-starting interest rate swap with a notional amount of $200 million to hedge a portion of the interest rate risk associated with the planned issuance of fixed-rate, long-term debt securities in 2006. The swap had a ten-year term beginning in August 2006 and a mandatory early termination date of August 31, 2006. The swap was used to protect against the risk of changes in future interest payments resulting from changes in benchmark rates between the date of hedge inception and the earlier of the date of the debt issuance or the date of the swap termination. The swap was designated as a cash flow hedge, and changes in its fair value were recorded through other comprehensive income, net of taxes. In the third quarter of 2006, the issuance of the related debt securities was delayed, and it became probable that the first forecasted interest payment would not occur within the specified time period. Integrys Energy Group terminated the original swap and entered into a new swap with a ten-year term beginning in December 2006. Integrys Energy Group reclassified a pre-tax $0.4 million gain from other comprehensive income to interest expense related to the original swap.

The second swap also qualified for cash flow hedge treatment. As a result, changes in the fair value of the swap were recorded in other comprehensive income, net of taxes. In November 2006, the second swap was terminated in conjunction with the issuance of the related debt securities. Cash flow hedge ineffectiveness recorded in earnings related to the swap was not significant for the year ended December 31, 2006. Amounts remaining in accumulated other comprehensive income are being reclassified to interest expense over a ten-year period beginning in December 2006 to correspond with the first ten years of interest on the related debt.

NOTE 4--DISCONTINUED OPERATIONS

WPS Niagara Generation, LLC

In January 2007, Integrys Energy Services completed the sale of WPS Niagara Generation, LLC, which owned a 50-megawatt merchant generation facility located near Niagara Falls, New York, for approximately $31 million, subject to post closing adjustments. The pre-tax gain recorded in the first quarter of 2007 was approximately $25 million, approximately $15 million after-tax, and will be included as a component of discontinued operations in the first quarter of 2007. This facility sold power on a wholesale basis when market conditions were economically favorable. Integrys Energy Services had received an unsolicited offer to purchase the facility and believed the price being offered was above the value Integrys Energy Services would realize from continued ownership of the facility.

At December 31, 2006, and 2005, the assets and liabilities associated with Niagara that were transferred in the sale have been classified as held for sale in accordance with SFAS No. 144. No adjustments to write down the Niagara assets were required during the year ended December 31, 2006 and 2005. The major classes of assets held for sale at December 31, 2006 and 2005 for Niagara were as follows:

(Millions)	2006	2005
Inventories	$0.4	$0.4
Property, plant, and equipment, net	4.6	4.1
Other assets	1.1	1.0
Total assets held for sale	$6.1	$5.5

A summary of the components of discontinued operations recorded in the Consolidated Statements of Income related to Niagara for the year ended December 31 were as follows:

(Millions)	2006	2005	2004
Nonregulated revenue	$19.3	$21.8	$14.5
Operating expenses
Nonregulated cost of fuel, natural gas, and purchased power	12.9	12.2	10.0
Operating and maintenance expense	5.3	4.9	4.6
Depreciation expense	0.4	0.3	0.2
Taxes other than income	0.3	0.2	0.3
Miscellaneous income (expense)	0.2	-	(0.2)
Income (loss) before taxes	0.6	4.2	(0.8)
Income tax provision (benefit)	0.2	1.8	(0.4)
Discontinued operations, net of tax	$0.4	$2.4	$(0.4)

Sunbury Generation, LLC

In July 2006, Integrys Energy Services completed the sale of Sunbury Generation, LLC to Corona Power, LLC. Sunbury Generation's primary asset was the Sunbury generation plant located in Pennsylvania. The gross proceeds received in the transaction were $33.6 million and the pre-tax gain recorded in 2006 was $20.2 million ($12.5 million after taxes). In conjunction with the sale, the company also anticipates accelerating approximately $13 million in cash tax benefits that will be realized within the next few years, with the timing subject to the use of alternative minimum tax credits. This facility sold power on a wholesale basis when market conditions were economically favorable. Integrys Energy Services had been evaluating Sunbury's future since 2004, after an agreement to sell Sunbury was terminated. The sale of Sunbury allows Integrys Energy Services to better focus on its existing competitive energy business, while continuing to evaluate other strategic opportunities to add to and optimize the value of its generation fleet.

The assets and liabilities associated with Sunbury that were transferred to Corona Power, LLC have been classified as held for sale in accordance with SFAS No. 144. The major classes of assets and liabilities related to Sunbury classified as held for sale at December 31, 2005 were as follows:

(Millions)
Inventories	$6.6
Other current assets	5.0
Property, plant, and equipment, net	1.3
Other assets (includes emission credits)	1.9
Assets held for sale	$14.8

Other current liabilities	$1.0
Asset retirement obligations	5.6
Liabilities held for sale	$6.6

A summary of the components of discontinued operations recorded in the Consolidated Statements of Income for the years ended December 31 related to Sunbury were as follows:

(Millions)	2006	2005	2004
Nonregulated revenue	$69.2	$115.4	$60.2
Nonregulated cost of fuel, natural gas, and purchased power	61.6	68.7	56.1
Operating and maintenance expense	17.9	27.5	24.4
Gain on Sunbury sale	(20.2)	-	-
Depreciation and decommissioning expense	0.3	0.2	-
Gain on sale of emission allowances	-	(86.8)	-
Impairment loss	-	80.6	-
Taxes other than income	0.3	0.4	-
Miscellaneous income	-	-	4.3
Interest expense	-	(10.4)	(5.7)
Income (loss) before taxes	9.3	14.4	(21.7)
Income tax provision (benefit)	2.4	5.3	(8.3)
Discontinued operations, net of tax	$6.9	$9.1	$(13.4)

The after-tax gain from the sale of Sunbury included in discontinued operations for the year ended December 31, 2006 was $12.5 million and is reflected in the table above. Interest recorded for the year ended December 31, 2006 was not significant. For the year ended December 31, 2005, interest expense of $9.1 million was recognized related to the termination of an interest rate swap pertaining to Sunbury's non-recourse debt obligation in addition to the recognition of interest expense on the non-recourse debt prior to the restructuring of this debt in the second quarter of 2005. The restructuring of the Sunbury debt to an Integrys Energy Group obligation in June 2005 triggered the recognition of interest expense equivalent to the mark-to-market value of the swap at the date of restructuring. Other than the interest expense related to the interest rate swap, interest expense in the table above represented the non-recourse loans directly related to Sunbury. During 2005 and 2004, cash paid for interest associated with the non-recourse debt related to Sunbury was $4.1 million and $5.4 million, respectively.

NOTE 5--PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment in service at December 31 consists of the following utility, nonutility, and nonregulated assets:

(Millions)	2006	2005
Electric utility	$2,181.7	$2,108.3
Natural gas utility	1,129.6	548.5
Total utility plant	3,311.3	2,656.8
Less: Accumulated depreciation	1,366.2	1,054.7
Net	1,945.1	1,602.1
Construction in progress	444.9	286.6
Net utility plant	2,390.0	1,888.7

Nonutility plant	21.0	19.9
Less: Accumulated depreciation	6.5	5.9
Net nonutility plant	14.5	14.0

Electric nonregulated	161.0	160.7
Natural gas nonregulated	1.1	6.7
Other nonregulated	21.9	20.1
Total nonregulated property, plant, and equipment	184.0	187.5
Less: Accumulated depreciation	53.7	46.2
Net nonregulated property, plant, and equipment	130.3	141.3
Total property, plant, and equipment	$2,534.8	$2,044.0

The increase in the natural gas utility assets in 2006 is due to MGUC and MERC's acquisition of natural gas distribution operations in Michigan and Minnesota. See Note 6, "Acquisitions and Sales of Assets" for more information. The increase in construction in progress in 2006 is mainly due to the construction of Weston 4. The above table does not include net electric nonregulated property, plant, and equipment of $4.6 million classified as held for sale at December 31, 2006.

NOTE 6--ACQUISITIONS AND SALES OF ASSETS

Merger with Peoples Energy Corporation

On February 21, 2007, the previously announced merger with Peoples Energy Corporation was consummated. In connection with the merger, the company changed its name from WPS Resources Corporation to Integrys Energy Group, Inc. The merger will be accounted for under the purchase method of accounting with Integrys Energy Group treated as the acquirer. Pursuant to the merger, shareholders of Peoples Energy will receive 0.825 shares of WPS Resources common stock, $1 par value, for each share of Peoples Energy common stock, no par value, that they held immediately prior to the merger. The estimated total purchase price of the merger is approximately $1.6 billion.

On February 7, 2007, the ICC approved the merger by accepting an agreed upon settlement among the parties to the merger case. The order included Conditions of Approval regarding commitments by the applicants to provide certain reports, perform studies of the Peoples Gas system, promote and hire a limited number of union employees in specific areas, make no reorganization-related layoffs or position reductions within the Peoples Gas union workforce, maintain Peoples Gas and North Shore Gas' operation and maintenance and capital budgets at recent levels, file a plan for formation and implementation of a services company, accept certain limits on the merger-related costs that can be recovered from ratepayers, and not seek cost recovery for any increase in deferred tax assets that may result from the tax treatment of the Peoples Gas and North Shore Gas storage gas inventory in connection with closing the merger. The Conditions of Approval also include commitments by the company with respect to the upcoming rate cases of Peoples Gas and North Shore Gas. These are the inclusion of merger synergy savings of $13.1 million in the proposed test year, the recovery of $7.0 million of the merger-related costs in the test year (reflecting recovery of $35.0 million of costs over 5 years), proposing a $7.5 million energy efficiency program which will be contingent on receiving cost recovery in the rate case orders, and filing certain changes to the small volume transportation service programs. Finally, the order provides authority for Peoples Gas and North Shore Gas to record a regulatory asset for up to $44.9 million of merger costs that may be recovered from ratepayers.

The PSCW approved the merger as of February 16, 2007. The merger approval order contains several conditions. One condition is that WPSC will not have a base rate increase prior to January 1, 2009. Under this condition, WPSC will be allowed to adjust rates effective January 1, 2008, for changes in fuel costs due to changes in the NYMEX natural gas futures prices, coal prices and transportation costs for coal. While WPSC had asked for authority to also adjust rates effective January 1, 2008, for the change in transmission costs from 2007 to 2008, the PSCW did not provide that authority in this order. Other conditions imposed in the order include no recovery of transaction costs, recovery of transition costs in 2009 and later years limited to the verified synergy savings in those years, a requirement that WPSC seek approval for the formation of a services company within 120 days of the closing of the merger, WPSC holding ratepayers harmless from any increase in interest costs due to the merger, and WPSC not paying a dividend greater than 103% of the prior year's dividend.

Peoples Energy is a diversified energy company consisting of three primary business segments: natural gas distribution, oil and natural gas production, and energy marketing. The regulated business of Peoples Energy (the natural gas distribution business segment), stores, distributes, sells, and transports natural gas to about one million customers in the city of Chicago and 54 communities in northeastern Illinois. The nonregulated energy marketing business sells natural gas and power to more than 25,000 customers and provides a portfolio of products to manage energy needs of commercial, industrial, and residential customers. The oil and natural gas production business segment of Peoples Energy acquires, develops, and produces oil and natural gas reserves in selected onshore basins in the United States through direct ownership in oil, natural gas and mineral leases.

On February 21, 2007, subsequent to the merger with Peoples Energy Corporation, Integrys Energy Group announced its commitment to the sale of Peoples Energy Corporation's oil and natural gas production business. SFAS No. 141, "Business Combinations," states that assets acquired in a business combination that will be sold should be recognized at fair value less costs to sell in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets classified as held for sale be measured at the lower of their carrying amount or fair value, less costs to sell, and to cease depreciation, depletion and amortization. At the date of merger, the assets and liabilities of the oil and natural gas production business were classified as held for sale and results of operations and related cash flows occurring subsequent to the merger will be reported as discontinued operations. Integrys Energy Group selected a financial advisor for this transaction and anticipates the divestiture to be complete by the end of 2007.

Sale of Kimball Storage Field

In April 2006, Integrys Energy Services sold WPS ESI Gas Storage, LLC, which owned a natural gas storage field located in the Kimball Township, St. Clair County, Michigan. Integrys Energy Services utilized this facility primarily for structured wholesale natural gas transactions as natural gas storage spreads presented arbitrage opportunities. Integrys Energy Services was not actively marketing this facility for sale, but believed the price being offered was above the value it would realize from continued ownership of the facility. Proceeds received in April from the sale of WPS ESI Gas Storage, LLC, and other related assets were $19.9 million, which resulted in a pre-tax gain of $9.0 million in the second quarter of 2006.

Sale of Guardian Pipeline

In April 2006, WPS Investments, LLC, a subsidiary of Integrys Energy Group, completed the sale of its one-third interest in Guardian Pipeline, LLC to Northern Border Partners, LP for $38.5 million. The transaction resulted in the recognition of a pre-tax gain of $6.2 million in the second quarter of 2006.

Purchase of Aquila's Michigan and Minnesota Natural Gas Distribution Operations

Michigan

On April 1, 2006, Integrys Energy Group, through its wholly owned subsidiary MGUC, completed the acquisition of natural gas distribution operations in Michigan from Aquila. The Michigan natural gas assets provide natural gas distribution service in 147 cities and communities primarily throughout Otsego, Grand Haven, and Monroe counties. The assets operate under a cost of service environment and are currently allowed an 11.4% return on equity on a 45% equity component of the regulatory capital structure.

Integrys Energy Group paid total consideration of $344.2 million for the Michigan natural gas distribution operations, which included closing adjustments related primarily to purchased working capital. This transaction is still subject to certain post closing adjustments. The transaction was initially funded with commercial paper borrowings supported by a revolving credit agreement entered into with JP Morgan Chase Bank, N.A. and Bank of America, N.A. (see Note 13 "Short-Term Debt and Lines of Credit" for more information on the revolving credit agreement). Permanent financing for the acquisition will include a combination of common equity, long-term debt instruments, and hybrid securities. The transaction was accounted for under the purchase method of accounting. The purchase price ($344.2 million, subject to post closing adjustments) was allocated based on the estimated fair market value of the assets acquired and liabilities assumed. The excess cost of the acquisition over the estimated fair value of the tangible net assets acquired was allocated to identifiable intangible assets with the remainder then allocated to goodwill. The results of operations were included in the accompanying consolidated financial statements since the date of acquisition. The following table shows the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition. When the purchase price allocation is finalized, adjustments to goodwill may result.

(Millions)
Accounts receivable, net	$28.4
Accrued unbilled revenues	15.6
Inventories	23.9
Other current assets	3.3
Property plant and equipment, net	137.1
Regulatory assets	56.5
Other long-term assets
Goodwill	122.9
Intangibles - trade name	5.2
Other long-term assets	4.2
Total Assets	397.1

Other current liabilities	6.1
Regulatory liabilities	1.2
Environmental remediation liabilities	24.9
Pension and postretirement benefit obligations	20.5
Other long-term liabilities	0.2
Total Liabilities	52.9
Net assets acquired	$344.2

Minnesota

On July 1, 2006, Integrys Energy Group, through its wholly owned subsidiary, MERC, completed the acquisition of natural gas distribution operations in Minnesota from Aquila. The Minnesota natural gas assets provide natural gas distribution service in 165 cities and communities including Eagan, Rosemount, Rochester, Fairmount, Bemidji and Cloquet, and Dakota County. The assets operate under a cost of service environment and are currently allowed an 11.71% return on equity on a 50% equity component of the regulatory capital structure.

Integrys Energy Group paid total consideration of $315.9 million for the Minnesota natural gas distribution operations, which included closing adjustments related primarily to purchased working capital. This transaction is still subject to certain post closing adjustments. The transaction was initially funded with commercial paper borrowings supported by a revolving credit agreement entered into with JP Morgan Chase Bank, N.A. and Bank of America, N.A. (see Note 13 "Short-Term Debt and Lines of Credit," for more information on the revolving credit agreement). Permanent financing for the acquisition will include a combination of common equity, long-term debt instruments, and hybrid securities. The transaction was accounted for under the purchase method of accounting.

The purchase price was allocated based on the estimated fair market value of the assets acquired and liabilities assumed. The excess cost of the acquisition over the estimated fair value of the tangible net assets acquired is allocated to identifiable intangible assets with the remainder then allocated to goodwill. The results of operations were included in the accompanying consolidated financial statements from the date of acquisition. The fair values set forth below are preliminary and are subject to adjustment as additional information is obtained. The following table shows the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

(Millions)
Accounts receivable, net	$5.5
Accrued unbilled revenues	3.4
Inventories	6.9
Other current assets	1.9
Property plant and equipment, net	157.6
Regulatory assets	15.2
Other long-term assets
Goodwill	144.6
Customer list - non-utility	5.0
Other long-term assets	2.3
Total Assets	342.4

Other current liabilities	2.5
Regulatory liabilities	4.6
Pension and postretirement benefit obligations	17.1
Other long-term liabilities	2.3
Total Liabilities	26.5
Net assets acquired	$315.9

The following table provides supplemental pro forma results of operations for Integrys Energy Group for the year ended December 31, 2006 and 2005, as if the acquisition of both the Michigan and Minnesota natural gas distribution operations from Aquila had been completed at the beginning of 2006 and 2005, respectively. Pro forma results are presented for informational purposes only, assume commercial paper was used to finance the transaction, and are not necessarily indicative of the actual results that would have resulted had the acquisitions actually occurred on January 1, 2006, and January 1, 2005.

	Pro Forma for the Year Ended December 31
(Millions)	2006	2005
Net revenue	$7,162.9	$7,380.5
Income available for common shareholders	$166.1	$167.7
Basic earnings per share	$3.93	$4.38
Diluted earnings per share	$3.92	$4.33

Sale of UPPCO Lands

In December 2005, UPPCO sold a portion of its real estate holdings that were no longer needed for operations for $5.9 million and recognized a pre-tax gain of $5.5 million in 2005. See Note 23, "Regulatory Environment," for details on how the MPSC has agreed to handle UPPCO's land sales.

DPC

In November 2005, WPSC and DPC closed a transaction in which DPC acquired a 30% ownership interest in Weston 4. Under terms of the agreement, WPSC received $95.1 million in cash from DPC for its share of the costs through the date of the closing. DPC is remitting payments to WPSC for its 30% share of the remaining costs to complete the construction of Weston 4 and will reimburse WPSC for its share of operating costs after the plant is completed and operational, which is anticipated by June 2008.

Kewaunee

On July 5, 2005, WPSC completed the sale of its 59% ownership interest in Kewaunee to Dominion Energy Kewaunee, LLC, a subsidiary of Dominion Resources, Inc. At the same time, Wisconsin Power and Light Company sold its 41% ownership interest in Kewaunee to Dominion.

WPSC's share of the cash proceeds from the sale was $112.5 million. Dominion received the assets in WPSC's qualified decommissioning trust and assumed responsibility for the eventual decommissioning of Kewaunee. These trust assets had a pre-tax fair value of $243.6 million at closing. The sale of Kewaunee resulted in a loss of $12.5 million, which includes the proceeds from the sale less the net assets sold, adjusted by several additional items. The most significant of these adjustments is the fair value of an indemnity issued to cover certain costs Dominion may incur related to the recent unplanned outage (see Note 18, "Guarantees," for more information). In addition, the adjustments include certain costs related to the termination of the plant operating agreement and withdrawal from Integrys Energy Group's investment in the Nuclear Management Company, which served as the licensed operator of Kewaunee.

As part of the sale, WPSC retained ownership of the assets contained in its nonqualified decommissioning trust. Proceeds received from the liquidation of the nonqualified decommissioning trust were $127.1 million and are being refunded to ratepayers. See Note 23, "Regulatory Environment," for details regarding regulatory treatment of the proceeds received from the nonqualified decommissioning trust and the loss on the sale of Kewaunee.

At the closing date, WPSC's share of the carrying value of the assets and liabilities that were included within the sale agreement, or that were otherwise eliminated pursuant to the sale, were as follows:

(Millions)	July 5, 2005

Qualified decommissioning trust fund	$243.6
Other utility plant, net	165.4
Other current assets	5.5
Total assets	$414.5

Regulatory liabilities	$(72.1)
Accounts payable	2.5
Asset retirement obligations	376.4
Total liabilities	$306.8

Upon the closing of the sale, WPSC entered into a long-term power purchase agreement with Dominion to purchase energy and capacity consistent with volumes available when WPSC owned Kewaunee. The power purchase agreement extends through 2013 when the plant's current operating license will expire. The costs of power under the power purchase agreement approximate the expected costs had WPSC continued to own the plant. Therefore, management believes that the sale of Kewaunee and the related power purchase agreement provide more price certainty for WPSC's customers and reduces WPSC's risk profile. In April 2004, WPSC entered into an exclusivity agreement with Dominion. Under this agreement, if Dominion decides to extend the operating license of Kewaunee, Dominion can negotiate only with WPSC during the exclusivity period for 59% of the plant output under a new power purchase agreement that would extend beyond Kewaunee's current operating license termination date. The exclusivity period started on the closing date of the sale, July 5, 2005, and extends through December 21, 2011, after which Dominion can negotiate with other parties.

Sale of Peshtigo River Lands

On October 5, 2004, WPSC sold at auction 279 acres of Peshtigo River development lands located in Wisconsin for $12.2 million. Under terms of a multi-phase agreement reached with the WDNR in 2001 related to lands near the Peshtigo River, the WDNR bought more than 5,000 acres of land for $13.5 million in 2001. In December 2003, WPSC sold an additional 542 acres of land to the WDNR for $6.5 million. WPSC completed the multi-phase agreement with the sale of 179 acres for $5.0 million to the WDNR on December 9, 2004. Following the close of this final phase of the WDNR agreement, WPSC donated an additional 5,176 acres to the state of Wisconsin.

Integrys Energy Services of New York, Inc.

On July 1, 2004, Integrys Energy Services acquired all of the outstanding stock of Integrys Energy Services of New York, a New York based energy-marketing company. On the date of acquisition, Integrys Energy Services of New York served approximately 8,200 residential and commercial customers with a peak load of approximately 275 megawatts. Consideration for the purchase consisted of an initial cash payment for the tangible and intangible net worth of the company and an earn-out with a maximum cap and a declining percentage to the seller.

ECO Coal Pelletization #12

At December 31, 2006, Integrys Energy Services holds a 70% ownership interest in ECO Coal Pelletization #12, LLC, which holds an equity method investment in an entity that produces synthetic fuel for tax credits under Section 29/45K of the Internal Revenue Code.

On December 19, 2002, Integrys Energy Services sold approximately 30% interest in ECO #12 to a third party. The buyer purchased the Class A interest in ECO #12, giving the buyer a preferential allocation of tons of synthetic fuel produced and sold annually. The buyer may be allocated additional tons of synthetic fuel if Integrys Energy Services makes them available, but neither party is obligated beyond the required annual allocation of tons. The buyer's share of operating losses generated from the synthetic fuel operation, $3.8 million, $4.7 million, and $3.4 million, in 2006, 2005, and 2004, respectively, are recorded as minority interest in the Consolidated Statements of Income.

Integrys Energy Services received consideration of $3.0 million cash, as well as a fixed and variable note for this sale transaction. Payments under the variable note are contingent upon the achievement of specified levels of synthetic fuel production by the facility. In conjunction with the sale, Integrys Energy Services agreed to make certain payments to a third-party broker, consisting of an up-front payment of $1.5 million (which was paid at the time of closing), $1.4 million in 2003, $1.9 million in 2004, and $0.5 million in 2005. A deferred gain of $2.3 million, $4.6 million, and $6.9 million was reflected on Integrys Energy Services' balance sheet at December 31, 2006, 2005, and 2004, respectively. This deferred gain represents the present value of future payments under the fixed note and the up-front cash payments net of transaction costs. It does not include an amount for the variable note, which is contingent upon the synthetic fuel production. Payments on the variable note are a function of fuel production and recognized as a component of the gain when received. Pre-tax gains of $6.4 million, $7.1 million, and $7.5 million were recognized as a component of miscellaneous income in 2006, 2005, and 2004, respectively, related to the 2002 transaction. See Note 17, "Commitments and Contingencies," for more information on Integrys Energy Services' investment in the synthetic fuel production facility.

NOTE 7--JOINTLY OWNED UTILITY FACILITIES

WPSC holds an ownership interest in certain jointly owned electric-generating facilities. WPSC is entitled to shares of the generating capability and output of each equal to its respective ownership interest and also pays its ownership share of additional construction costs, fuel inventory purchases and operating expenses unless specific agreements have been executed to limit certain joint owners' maximum exposure to additional costs. WPSC's share of significant jointly owned electric-generating facilities as of December 31, 2006, is as follows:

(Millions, except for percentages and megawatts)	West Marinette Unit No. 33	Columbia Energy Center	Edgewater Unit No. 4
Ownership	68.0%	31.8%	31.8%
WPSC's share of plant nameplate capacity (megawatts)	56.8	335.2	105.0
Utility plant in service	$18.8	$155.5	$32.6
Accumulated depreciation	$ 9.0	$ 94.1	$20.1
In-service date	1993	1975 and 1978	1969

WPSC's share of direct expenses for these plants is included in the corresponding operating expenses in the Consolidated Statements of Income. WPSC has supplied its own financing for all jointly-owned projects.

NOTE 8--NUCLEAR DECOMMISSIONING TRUST

In conjunction with the sale of Kewaunee in July 2005 (see Note 6, "Acquisitions and Sales of Assets," for details regarding the sale of Kewaunee), the qualified decommissioning trust assets were transferred to Dominion and WPSC liquidated the assets contained in the nonqualified decommissioning trust. Proceeds received from the liquidation of the nonqualified decommissioning trust are being refunded to ratepayers. See Note 23, "Regulatory Environment," for details regarding regulatory treatment of the proceeds received from the nonqualified decommissioning trust.

Decommissioning costs collected in customer rates and charges for realized earnings from the trusts were included in depreciation expense. Realized after-tax trust earnings totaled $41.0 million in 2005 as the trust assets were liquidated due to the sale of Kewaunee. Realized after-tax trust earnings totaled $5.5 million in 2004.

NOTE 9--REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities are reflected in our Consolidated Balance Sheets as of December 31:

Integrys Energy Group's Regulatory Assets/Liabilities (Millions)	2006	2005

Regulatory assets
Pension and post-retirement benefit related items	$158.7	$32.6
Environmental remediation costs (net of insurance recoveries)	102.7	73.6
Deferred nuclear costs	45.3	63.8
De Pere Energy Center	40.5	42.9
Deferred MISO costs	20.8	21.2
Derivatives	14.1	1.8
Reserve for uncollectible accounts	7.0	8.5
Reduced coal deliveries	6.6	6.4
Income tax related items	4.6	6.8
Asset retirement obligations	4.2	3.8
Other	13.3	10.6
Total	$417.8	$272.0

Regulatory liabilities
Cost of removal reserve	$206.4	$190.7
Non-qualified decommissioning trust	55.9	126.9
Derivatives	16.1	36.4
Income tax related items	9.7	8.8
Deferred ATC and MISO costs	4.2	3.8
Pension and post-retirement benefit related items	3.6	-
Other	5.8	6.6
Total	$301.7	$373.2

Our utility subsidiaries expect to recover their regulatory assets and return their regulatory liabilities through rates charged to customers based on specific ratemaking decisions or precedent for each item over periods specified by the regulators or over the normal operating period of the assets and liabilities to which they relate. Except for amounts expended for manufactured gas plant remediation, WPSC is recovering carrying costs for all regulatory assets. Historically, WPSC has recognized carrying costs at its weighted average cost of capital; however, pursuant to PSCW order, carrying costs related to some regulatory assets such as the 2005 Kewaunee outage and MISO costs are being recovered based on the composite short-term debt rate. UPPCO is recovering carrying costs on environmental regulatory assets. Both MGUC and MERC are authorized to recover all regulatory assets. Based on prior and current rate treatment for such costs, we believe it is probable that WPSC, UPPCO, MGUC, and MERC will continue to recover from customers the regulatory assets described above.

Pension and post-retirement benefit related items at December 31, 2006 include all initial adjustments made to implement SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" at its implementation date of December 31, 2006 and pension and post-retirement obligations assumed from the purchase of MGUC and MERC. Pension and post-retirement benefit related items at December 31, 2005 include minimum pension liability adjustments.

See Note 3, "Risk Management Activities"; Note 6, "Acquisitions and Sales of Assets"; Note 15, "Asset Retirement Obligations"; Note 17, "Commitments and Contingencies"; Note 19, "Employee Benefit Plans," and Note 23, "Regulatory Environment," for more information on some of the more significant regulatory assets and liabilities listed in the above table.

NOTE 10--INVESTMENTS IN AFFILIATES, AT EQUITY METHOD

Investments in corporate joint ventures and other companies accounted for under the equity method at December 31, 2006, and 2005 follow.

(Millions)	2006	2005
ATC	$231.9	$186.1
Guardian Pipeline	-	30.8
Wisconsin River Power Company	8.9	10.1
Other	3.2	3.0
Investments in affiliates, at equity method	$244.0	$230.0

Investments in affiliates under the equity method are a component of other assets on the Consolidated Balance Sheets, and the equity income is recorded in miscellaneous income on the Consolidated Statements of Income. We are taxed on ATC's equity income, rather than ATC, due to the tax flow through nature of ATC's business structure. Accordingly, the provision for income taxes includes our taxes on this equity income.

ATC

WPS Investments, LLC, a consolidated subsidiary of Integrys Energy Group, had a 30.65% ownership interest in ATC at December 31, 2006. ATC is a for-profit, transmission-only company. It owns, maintains, monitors, and operates electric transmission assets in portions of Wisconsin, Michigan, and Illinois. Its assets previously were owned and operated by multiple electric utilities serving the upper Midwest, all of which transferred their transmission assets to ATC in exchange for an ownership interest. A Wisconsin law encouraged utilities in the state to transfer ownership and control of their transmission assets to a state-wide transmission company. The MISO directs ATC's operation of the transmission system.

During 2003, WPSC transferred its interest in the Wausau, Wisconsin, to Duluth, Minnesota, transmission line to ATC. In addition, Integrys Energy Group committed to fund 50% of total project costs incurred up to $198 million and will receive additional equity in ATC in exchange for the project funding. See Note 17, "Commitments and Contingencies," for more information on these transactions.

WPSC and UPPCO record related-party transactions for services and construction provided to and network transmission services received from ATC. The charges to ATC for services and construction provided by WPSC were $124.1 million, $70.2 million, and $19.5 million in 2006, 2005, and 2004, respectively. UPPCO charged $2.4 million, $2.7 million, and $6.7 million in 2006, 2005, and 2004, respectively for services and construction provided. Network transmission service costs paid to ATC by WPSC were $59.4 million, $50.8 million, and $42.6 million in 2006, 2005, and 2004, respectively. UPPCO recorded network transmission service costs of $3.9 million, $3.4 million, and $4.0 million in 2006, 2005, and 2004, respectively.

Integrys Energy Group recorded dividends received of $29.7 million, $17.8 million, and $11.7 million from ATC in 2006, 2005, and 2004 respectively.

Guardian Pipeline

Guardian Pipeline owns a natural gas pipeline, which began operating in 2002, that stretches about 140 miles from near Joliet, Illinois, into southern Wisconsin. It can transport up to 750 million cubic feet of natural gas daily. WPS Investments, LLC, a consolidated subsidiary of Integrys Energy Group, purchased a 33% ownership interest in Guardian Pipeline, LLC on May 30, 2003. In April 2006, WPS Investments completed the sale of its one-third interest in Guardian Pipeline to Northern Border Partners, LP. See Note 6 "Acquisitions and Sales of Assets," for more information related to the sale.

Integrys Energy Services recorded related party transactions for purchases from Guardian Pipeline. These purchases amounted to $0.9 million, $0.6 million, and $0.4 million in 2006 through the date of sale, 2005 and 2004, respectively.

Wisconsin River Power Company

WPSC owns 50% of the voting stock of Wisconsin River Power Company (WRPC), which operates two hydroelectric plants on the Wisconsin River and an oil-fired combustion turbine. Two-thirds of the energy output of the hydroelectric plants is sold to WPSC, and the remaining one-third is sold to Wisconsin Power and Light. The electric power from the combustion turbine is sold in equal parts to WPSC and Wisconsin Power and Light.

WPSC records related party transactions for sales to and purchases from WRPC. Revenues from services provided to WRPC were $1.5 million, $0.7 million, and $1.1 million for 2006, 2005, and 2004, respectively. Purchases of energy from WRPC by WPSC were $4.1 million, $4.3 million, and $4.6 million for 2006, 2005, and 2004, respectively. WPSC receives net proceeds from sales of energy into the MISO market from WRPC. These net proceeds were $4.2 million and $3.1 million for 2006 and 2005, respectively.

WPSC recorded dividends received of $4.2 million, $7.8 million, and $6.0 million from Wisconsin River Power in 2006, 2005, and 2004 respectively.

Of Integrys Energy Group's equity in net income disclosed below, $3.2 million, $4.9 million, and $6.2 million relates to WPSC's investment in Wisconsin River Power in 2006, 2005, and 2004 respectively.

Other Investments

Other investments accounted for under the equity method include various investments and are not significant at December 31, 2006.

Financial Data

Combined financial data of ATC and WRPC are included in the table below for 2006. Combined financial data of ATC, WRPC, and Guardian Pipeline are included in the table below for 2005 and 2004. The financial data of Guardian Pipeline is not included in the 2006 information, as Integrys Energy Group sold this investment in April 2006 and the financial information from January 1, 2006 through the date of sale was not significant.

(Millions)	2006	2005	2004
Income statement data
Revenues	$347.5	$339.8	$305.2
Operating expenses	(184.3)	(189.4)	(180.6)
Other expense	(34.9)	(37.8)	(29.8)
Net income	$128.3	$112.6	$94.8

Integrys Energy Group's equity in net income	$40.6	$31.8	$23.9

Balance sheet data
Current assets	$36.2	$40.3	$44.2
Non-current assets	1,872.4	1,791.8	1,444.5
Total assets	$1,908.6	$1,832.1	$1,488.7

Current liabilities	$306.4	$158.5	$209.1
Long-term debt	648.9	796.9	610.8
Other non-current liabilities	128.2	102.4	9.2
Shareholders' equity	825.1	774.3	659.6
Total liabilities and shareholders' equity	$1,908.6	$1,832.1	$1,488.7

NOTE 11--GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill recorded by Integrys Energy Group was $303.9 million at December 31, 2006, and $36.8 million at December 31, 2005. At December 31, 2006, $144.6 million of goodwill was related to the acquisition of the natural gas distribution operations in Minnesota, $122.9 million of goodwill was related to the acquisition of the natural gas distribution operations in Michigan, and $36.4 million related to WPSC's 2001 acquisition of Wisconsin Fuel and Light. In conjunction with the acquisition of the natural gas distribution operations in Michigan, a $5.2 million indefinite lived intangible asset was recorded related to the MGUC trade name. At December 31, 2005, goodwill consisted of $36.4 million related to WPSC's natural gas utility business, with the remaining $0.4 million related to Integrys Energy Services.

Identifiable intangible assets other than goodwill are included as a component of other assets within the Consolidated Balance Sheets. Information in the tables below relates to purchased identifiable intangible assets for the periods indicated.

(Millions)	December 31, 2006			December 31, 2005
Asset Class	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Emission allowances(1)	$5.0	$(0.8)	$4.2	$39.3	$(22.2)	$17.1
Customer related	12.2	(4.3)	7.9	10.2	(5.6)	4.6
Other	3.9	(0.8)	3.1	4.2	(0.9)	3.3
Total	$21.1	$(5.9)	$15.2	$53.7	$(28.7)	$25.0
(1) Emission allowances have a weighted-average amortization period of approximately 5 years which could vary based upon plant production and trading activity.

Customer related intangible assets at December 31, 2006, are primarily related to customer relationships associated with MERC's non-utility home services business. The remaining weighted average amortization period for customer related intangible assets is approximately five years.

Intangible asset amortization expense, in the aggregate, for the years ended December 31, 2006, 2005, and 2004, was $2.1 million, $2.2 million, and $1.5 million, respectively and relates primarily to emission allowances at Integrys Energy Services. Most of the emission allowances on hand at December 31, 2005, had been purchased to operate the Sunbury plant prior to the sale of this facility, which occurred in July 2006. These emission allowances were not included as held for sale at December 31, 2005, because they did not transfer to Corona Power, LLC in the sale. Integrys Energy Services utilized the majority of the emission allowances it had on hand at December 31, 2005, to operate its Sunbury plant prior to the sale. The amortization of these emission allowances is included in discontinued operations, as a component of nonregulated cost of fuel, natural gas, and purchased power. See Note 4, "Discontinued Operations" for more information.

Amortization expense for the next five fiscal years is estimated as follows:

Estimated Amortization Expense:

For year ending December 31, 2007	$2.1 million
For year ending December 31, 2008	1.9 million
For year ending December 31, 2009	1.7 million
For year ending December 31, 2010	1.4 million
For year ending December 31, 2011	1.2 million

NOTE 12--LEASES

Integrys Energy Group leases various property, plant, and equipment. Terms of the operating leases vary, but generally require Integrys Energy Group to pay property taxes, insurance premiums, and maintenance costs associated with the leased property. Many of Integrys Energy Group's leases contain one of the following options: (a) Integrys Energy Group can, at the end of the lease term, purchase the property at the current fair market value or (b) exercise a renewal option, as set forth in the lease agreement. Rental expense attributable to operating leases was $7.0 million, $6.6 million, and $5.7 million in 2006, 2005, and 2004 respectively. Future minimum rental obligations under non-cancelable operating leases, are payable as follows:

Year ending December 31 (Millions)

2007	$5.6
2008	4.9
2009	4.1
2010	3.8
2011	3.5
Later years	6.8
Total payments	$28.7

NOTE 13--SHORT-TERM DEBT AND LINES OF CREDIT

In June 2006, Integrys Energy Group entered into an unsecured $500 million 5-year credit agreement. This revolving credit facility replaced the $300 million bridge credit facility discussed below and is in addition to the previously existing credit line facility which also has a borrowing capacity of $500 million, bringing Integrys Energy Group's total borrowing capacity under its general credit agreements to $1 billion. Both credit lines back Integrys Energy Group's commercial paper borrowing programs and letters of credit. The first $500 million credit line was entered into in June 2005, and is an unsecured 5-year credit agreement. In June 2005, WPSC also entered into a 5-year credit facility for $115 million to replace its former 364-day credit line facility for the same amount. This credit line is used to back 100% of WPSC's commercial paper borrowing programs and letters of credit for WPSC. As of December 31, 2006, there was a total of $520.1 million available under Integrys Energy Group's general credit lines, including $73.2 million available under WPSC's general credit line.

In November 2005, Integrys Energy Group entered into two unsecured revolving credit agreements of $557.5 million and $300 million with JP Morgan Chase Bank, N.A. and Bank of America, N.A. As discussed above, the $500 million 5-year credit agreement entered into in June 2006 replaced the $300 million bridge credit facility. The $557.5 million credit facility is a bridge facility intended to back commercial paper borrowings related to the purchase of the natural gas distribution operations in Michigan and Minnesota. The capacity under the $557.5 million bridge facility is reduced by the amount of proceeds from any long-term financing Integrys Energy Group completes, with the exception of proceeds received from the November 2005 equity offering. On March 31, 2006, Integrys Energy Group issued $269.5 million of commercial paper supported by the $557.5 million bridge facility to purchase the natural gas distribution operations in Michigan. On May 10, 2006, as a result of Integrys Energy Group's physical settlement of its forward equity agreement (and issuing 2.7 million shares of common stock upon settlement), the $557.5 million facility was reduced to $417.9 million. The $417.9 million credit agreement matures on September 5, 2007, and has representations and covenants that are similar to those in Integrys Energy Group's general credit facilities. On June 30, 2006, Integrys Energy Group issued $288.0 million of commercial paper supported by the remainder of the $417.9 million credit facility and the general credit facilities, to purchase the natural gas distribution operations in Minnesota. Working capital and other post closing adjustments related to the acquisitions were funded by commercial paper supported by the general credit facilities. On December 1, 2006, Integrys Energy Group issued $300 million of junior subordinated notes, reducing the $417.9 million credit facility to $121 million. See Note 6, "Acquisitions and Sales of Assets," for more information related to the acquisitions of the natural gas distribution operations in Michigan and Minnesota.

The increase in short-term notes payable outstanding relates primarily to a $150 million credit agreement that Integrys Energy Services entered into in April 2006 to finance its margin requirements related to natural gas and electric contracts traded on the NYMEX and the ICE, as well as the cost of natural gas in storage and for general corporate purposes. As of December 31, 2006, Integrys Energy Services utilized all $150 million of its borrowing capabilities under this agreement.

The information in the table below relates to Integrys Energy Group's short-term debt and lines of credit for the years indicated.

(Millions, except for percentages)	2006	2005	2004

As of end of year
Commercial paper outstanding	$562.8	$254.8	$279.7
Average effective rate on outstanding commercial paper	5.51%	4.54%	2.46%
Short-term notes payable outstanding	$160.0	$10.0	$12.7
Average interest rate on short-term notes payable	5.64%	4.32%	2.52%
Available (unused) lines of credit	$520.1	$249.1	$161.9

For the year
Maximum amount of short-term debt	$1,085.6	$310.7	$312.5
Average amount of short-term debt	$678.8	$174.4	$75.3
Average interest rate on short-term debt	5.34%	3.21%	1.82%

The commercial paper had varying maturity dates ranging from January 2, 2007, through February 1, 2007.

NOTE 14--LONG-TERM DEBT

At December 31 (Millions)		2006	2005
First mortgage bonds - WPSC
Series	Year Due
6.90%	2013	$22.0	$22.0
7.125%	2023	0.1	0.1

Senior notes - WPSC
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
4.80%	2013	125.0	125.0
3.95%	2013	22.0	-
6.08%	2028	50.0	50.0
5.55%	2036	125.0	-

First mortgage bonds - UPPCO
Series	Year Due
9.32%	2021	13.5	14.4

Unsecured senior notes - Integrys Energy Group
Series	Year Due
7.00%	2009	150.0	150.0
5.375%	2012	100.0	100.0

Junior subordinated notes - Integrys Energy Group
Series	Year Due
6.11%	2066	300.0	-

Unsecured term loan due 2010 - Integrys Energy Group		65.6	65.6
Term loans - nonrecourse, collateralized by nonregulated assets		13.7	16.4
Other term loan		27.0	27.0
Senior secured note		2.0	2.4
Total		1,315.9	872.9
Unamortized discount and premium on bonds and debt		(2.2)	(1.8)
Total debt		1,313.7	871.1
Less current portion		(26.5)	(4.0)
Total long-term debt		$1,287.2	$867.1

WPSC's long-term first mortgage bonds and senior notes are subject to the terms and conditions of WPSC's First Mortgage Indenture.  Under the terms of the indenture, substantially all property owned by WPSC is pledged as collateral for these outstanding debt securities.  All of these debt securities require semi-annual payments of interest.  Principal payments are due on the maturity date of each series.  WPSC senior notes become non-collateralized if WPSC retires all of its outstanding first mortgage bonds and no new mortgage is put in their place.

On December 14, 2006, the Village of Weston, Wisconsin, issued $22.0 million of 3.95% Pollution Control Refunding Revenue Bonds. The proceeds from the sale of the bonds were loaned to WPSC. In return, WPSC issued $22.0 million of 3.95% senior notes to the Village of Weston. At December 31, 2006, the $22.0 million of proceeds were classified as restricted cash. In January 2007, WPSC used these proceeds to repay the outstanding principal balance of the 6.90% first mortgage bonds in the above table.

WPSC issued $125.0 million of 5.55% 30-year senior notes on December 1, 2006. The net proceeds from the issuance of the senior notes were used for general corporate purposes, including funding construction costs and capital additions and reducing short-term indebtedness.

Under the terms of UPPCO's First Mortgage Indenture, substantially all property owned by UPPCO is pledged as collateral for this outstanding debt series. Interest payments are due semi-annually on May 1 and November 1 with a sinking fund payment of $900,000 due each November 1. The final sinking fund payment due November 1, 2021, will completely retire the series.

On December 1, 2006, Integrys Energy Group issued $300 million of junior subordinated notes. Due to certain features of these notes, rating agencies consider them to be hybrid instruments with a combination of debt and equity characteristics. These notes have a 60-year term and rank junior to all current and future indebtedness of Integrys Energy Group, with the exception of trade accounts payable and other accrued liabilities arising in the ordinary course of business. Interest is payable semi-annually at the stated rate of 6.11% for the first ten years, but the rate has been fixed at 6.22% through the use of forward-starting interest rate swaps described more fully in Note 3, "Risk Management Activities." The interest rate will float for the remainder of the term. The notes can be prepaid without penalty after the first ten years. Integrys Energy Group has agreed, however, in a replacement capital covenant with the holders of Integrys Energy Group's 5.375% unsecured senior notes due December 1, 2012, that it will not redeem or repurchase the junior subordinated notes on or prior to December 1, 2036 unless such repurchases or redemptions are made from the proceeds of the sale of specific securities considered by rating agencies to have equity characteristics equal to or greater than those of the junior subordinated notes.

On June 17, 2005, $62.9 million of non-recourse debt at Integrys Energy Services collateralized by nonregulated assets was restructured to a five-year Integrys Energy Group obligation as a result of the sale of Sunbury's allocated emission allowances. In addition, $2.7 million drawn on a line of credit at Integrys Energy Services was rolled into the five-year Integrys Energy Group obligation. The floating interest rate on the total five-year Integrys Energy Group obligation of $65.6 million has been fixed at 4.595% through two interest rate swaps. See Note 3, "Risk Management Activities," for additional information.

Borrowings by Integrys Energy Services under term loans and collateralized by nonregulated assets totaled $13.7 million at December 31, 2006. The assets of WPS New England Generation, Inc. and WPS Canada Generation, Inc., subsidiaries of Integrys Energy Services, collateralize $4.0 million and $9.7 million, respectively, of the total outstanding amount. Both loans have semi-annual installment payments, interest rates of 8.75%, and maturity dates in May 2010.

In April 2001, the Schuylkill County Industrial Development Authority issued $27.0 million of refunding tax-exempt bonds. The proceeds from the bonds were loaned to WPS Westwood Generation, LLC, a subsidiary of Integrys Energy Services. This loan is repaid by WPS Westwood Generation to Schuylkill County Industrial Development Authority with monthly payments that have a floating interest rate that is reset weekly. At December 31, 2006, the interest rate was 3.92%. The loan is to be repaid by April 2021. Integrys Energy Group agreed to guarantee WPS Westwood Generation's obligation to provide sufficient funds to pay the loan and the related obligations and indemnities.

Upper Peninsula Building Development Corporation has a senior secured note of $2.0 million as of December 31, 2006, which requires semi-annual payments at an interest rate of 9.25%, and matures in 2011. The note is secured by a first mortgage lien on the building they own, which is also leased to UPPCO for use as their corporate headquarters.

At December 31, 2006, Integrys Energy Group and its subsidiaries were in compliance with all covenants relating to outstanding debt. A schedule of all principal debt payment amounts, including bond maturities and early retirements, for Integrys Energy Group is as follows:

Year ending December 31 (Millions)
2007	$26.5
2008	5.1
2009	155.6
2010	69.2
2011	151.4
Later years	908.1
Total payments	$1,315.9

NOTE 15--ASSET RETIREMENT OBLIGATIONS

Under the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," and Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," Integrys Energy Group has recorded liabilities for legal obligations associated with the retirement of tangible long-lived assets. The utility segments identified asset retirement obligations primarily related to asbestos abatement at certain generation facilities, office buildings, and service centers; disposal of PCB-contaminated transformers; and closure of fly-ash landfills at certain generation facilities. Additional asset retirement obligations related to asbestos abatement were recorded in connection with the acquisition of the natural gas distribution operations in Michigan and Minnesota. In accordance with SFAS No. 71, the utilities establish regulatory assets and liabilities to record the differences between ongoing expense recognition under SFAS No. 143 and Interpretation No. 47, and the rate-making practices for retirement costs authorized by the applicable regulators. Asset retirement obligations identified at Integrys Energy Services relate to asbestos abatement at certain generation facilities. All asset retirement obligations are recorded as other long-term liabilities in the Consolidated Balance Sheets of Integrys Energy Group.

As discussed in Note 6, "Acquisitions and Sales of Assets," the sale of Kewaunee to Dominion was completed on July 5, 2005. As a result of the sale, Dominion assumed the asset retirement obligation related to Kewaunee. As discussed in Note 4, "Discontinued Operations," Integrys Energy Services completed the sale of Sunbury to Corona Power, LLC in July 2006, which included the transfer of asset retirement obligations related to Sunbury.

Changes to Asset Retirement Obligation Liabilities

The following table shows changes to the asset retirement obligations of Integrys Energy Group through December 31, 2006.

(Millions)	Utilities	Integrys Energy Services	Total
Asset retirement obligations at December 31, 2003	$344.0	$2.1	$346.1
Accretion	20.4	0.1	20.5
Asset retirement obligations at December 31, 2004	364.4	2.2	366.6
Accretion	12.4	0.2	12.6
Asset retirement obligation transferred to Dominion	(376.4)	-	(376.4)
Adoption of Interpretation No. 47	8.2	3.9	12.1
Asset retirement obligations at December 31, 2005	8.6	6.3	14.9
Asset retirement obligations from acquisition of natural gas operations in Michigan and Minnesota	0.3	-	0.3
Asset retirement obligations transferred in sales	-	(5.8)	(5.8)
Accretion	0.5	0.2	0.7
Asset retirement obligations at December 31, 2006	$9.4	$0.7	$10.1

NOTE 16--INCOME TAXES

The principal components of our deferred tax assets and liabilities recognized in the balance sheets as of December 31 are as follows:

(Millions)	2006	2005

Deferred tax assets:

Tax credit carryforwards	$105.3	$65.6
Plant related	61.3	56.7
Employee benefits	54.8	34.7
Regulatory deferrals	27.7	31.3
State capital and operating loss carryforwards	14.0	13.1
Deferred income and deductions	2.8	21.2
Other	4.1	2.5
Total deferred tax assets	270.0	225.1

Valuation allowance	(1.8)	(2.5)
Net deferred tax assets	$268.2	$222.6

Deferred tax liabilities:
Plant related	$277.7	$252.6
Regulatory deferrals	49.5	17.2
Risk management activities, net	35.0	15.6
Deferred income and deductions	3.7	3.5
Employee benefits	-	3.2
Other	3.0	2.8
Total deferred tax liabilities	$368.9	$294.9

Consolidated Balance Sheet Presentation:
Current deferred tax liabilities	$3.1	$-
Current deferred tax assets	-	7.3
Long-term deferred tax liabilities	97.6	79.6
Net deferred tax liabilities	$100.7	$72.3

Consistent with ratemaking treatment, certain temporary differences, in which the offsetting amount is recorded as a regulatory assets or liability, are presented net in the table above.

Deferred tax credit carryforwards include $99.0 million of alternative minimum tax credits related to tax credits available under Section 29/45K of the Internal Revenue Code. These alternative minimum tax credit carryforwards can be carried forward indefinitely. Carryforward periods for state capital and operating loss carryforwards vary, but in the majority of states in which we do business, the period is 15 years or more, the majority of which begin to expire in 2013. The balance of the carryforwards of state net operating losses is $251.0 million for all states. Valuation allowances have been established for certain state operating and capital loss carryforwards due to the uncertainty of the ability to realize the benefit of these losses in the future.

The following table presents a reconciliation of federal income taxes (which are calculated by multiplying the statutory federal income tax rate by book income before federal income tax) to the provision for income taxes reported in the Consolidated Statements of Income for the periods ended December 31.

(Millions, except for percentages)	2006		2005		2004
	Rate	Amount	Rate	Amount	Rate	Amount

Statutory federal income tax	35.0%	$68.8	35.0%	$66.8	35.0%	$65.5
State income taxes, net	6.5	12.8	4.3	8.2	3.7	7.0
Foreign income taxes, net	-	-	(0.1)	(0.2)	(0.5)	(0.9)
Plant related	-	-	0.3	0.6	-	0.1
Benefits and compensation	(2.5)	(4.8)	(2.6)	(4.8)	(2.0)	(3.7)
Investment tax credit	(0.4)	(0.8)	(0.9)	(1.7)	(0.8)	(1.5)
Federal tax credits	(15.8)	(30.2)	(14.1)	(26.9)	(15.3)	(28.6)
Other differences, net	0.1	(0.8)	(1.1)	(2.4)	(3.8)	(7.5)
Effective income tax	22.9%	$45.0	20.8%	$39.6	16.3%	$30.4

Current provision
Federal		$21.1		$13.1		$20.3
State		6.2		14.3		11.6
Foreign		5.3		3.2		0.4
Total current provision		32.6		30.6		32.3
Deferred provision		11.4		13.0		1.3
Net operating loss carryforwards		1.8		(2.3)		(1.7)
Investment tax credit		(0.8)		(1.7)		(1.5)
Total income tax expense		$45.0		$39.6		$30.4

Foreign income before taxes was $24.5 million in 2006, $10.2 million in 2005, and $8.3 million in 2004.

As the related temporary differences reverse, WPSC, UPPCO, MGUC, and MERC are prospectively refunding taxes to customers for which deferred taxes were recorded in prior years at rates different than current rates. The regulatory liability for these refunds and other regulatory tax effects totaled $9.7 million and $8.8 million as of December 31, 2006 and 2005, respectively.

NOTE 17--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

Integrys Energy Group routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations. The commitments described below are as of December 31, 2006.

Integrys Energy Services has unconditional purchase obligations related to energy supply contracts that total $3.1 billion. Substantially all of these obligations end by 2008, with obligations totaling $175.7 million extending from 2010 through 2018. The majority of the energy supply contracts are to meet Integrys Energy Services' obligations to deliver energy to its customers.

WPSC has obligations related to coal, purchased power, and natural gas. Obligations related to coal supply and transportation extend through 2016 and total $443.2 million. Through 2016, WPSC has obligations totaling $1.3 billion for either capacity or energy related to purchased power. Also, there are natural gas supply and transportation contracts with total estimated demand payments of $102.6 million through 2017. WPSC expects to recover these costs in future customer rates. Additionally, WPSC has contracts to sell electricity and natural gas to customers.

UPPCO has made commitments for the purchase of commodities, mainly capacity or energy related to purchased power, which total $31.5 million and extend through 2010.

MGUC has obligations related to natural gas contracts totaling $85.5 million, substantially all of which end by 2009.

MERC has obligations related to natural gas contracts totaling $154.9 million, substantially all of which end by 2013.

Integrys Energy Group also has commitments in the form of purchase orders issued to various vendors. At December 31, 2006, these purchase orders totaled $434.0 million and $319.6 million for Integrys Energy Group and WPSC, respectively. The majority of these commitments relate to large construction projects, including construction of the 500-megawatt Weston 4 coal-fired generation facility near Wausau, Wisconsin.

Environmental

EPA Section 114 Request

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

In 2000 and 2002, Wisconsin Power and Light received a similar series of EPA information requests relating to work performed on certain coal-fired boilers and related equipment at the Columbia generation station (a facility located in Portage, Wisconsin, jointly owned by Wisconsin Power and Light, Madison Gas and Electric Company, and WPSC). Wisconsin Power and Light is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility. Wisconsin Power and Light filed its most recent response for the Columbia facility on July 12, 2002.

Depending upon the results of the EPA's review of the information provided by WPSC and Wisconsin Power and Light, the EPA may issue "notices of violation" or "findings of violation" asserting that a violation of the Clean Air Act occurred and/or seek additional information from WPSC and/or third parties who have information relating to the boilers or close out the investigation. To date, the EPA has not responded to the filings made by WPSC and Wisconsin Power and Light. In addition, under the federal Clean Air Act, citizen groups may pursue a claim. WPSC has no notice of such a claim based on the information submitted to the EPA.

In response to the EPA's Clean Air Act enforcement initiative, several utilities have elected to settle with the EPA, while others are in litigation. In general, those utilities that have settled have entered into consent decrees which require the companies to pay fines and penalties, undertake supplemental environmental projects, and either upgrade or replace pollution controls at existing generating units or shut down existing units and replace these units with new electric generating facilities. Several of the settlements involve multiple facilities. The fines and penalties (including the capital costs of supplemental environmental projects) associated with these settlements range between $7 million and $30 million. The regulatory interpretations upon which the lawsuits or settlements are based may change based on future court decisions that may be rendered in the pending litigations.

If the federal government decided to bring a claim against WPSC and if it were determined by a court that historic projects at WPSC's Pulliam and Weston plants required either a state or federal Clean Air Act permit, WPSC may, under the applicable statutes, be required to:

•	shut down any unit found to be operating in non-compliance,
•	install additional pollution control equipment,
•	pay a fine, and/or
•	pay a fine and conduct a supplemental environmental project in order to resolve any such claim.

Pulliam Air Permit Violation Lawsuit

On October 19, 2005, the Sierra Club Inc. and Clean Wisconsin Inc. filed a complaint against WPSC in the Eastern District of Wisconsin pursuant to the citizen suit provisions of the Clean Air Act. The complaint alleged various violations at the 373-megawatt J.P. Pulliam Plant located in Green Bay, Wisconsin, including opacity exceedances, opacity monitoring violations, and other violations of limitations in the facility's Clean Air Act operating permit. On January 10, 2007, the court entered a Consent Decree based on the stipulated agreement of the parties, settling the litigation. Under the terms of the Consent Decree, WPSC is to pay the plaintiffs attorneys fees, fund $500,000 of environmental projects through the Wisconsin Energy Conservation Corporation, and perform upgrades on the precipitators and other environmental control equipment at Pulliam. For one year after the improvements are completed (January 1 through December 1, 2008), WPSC's performance will be evaluated and, depending upon that performance, WPSC may be required to make additional contributions to energy efficiency projects. WPSC will implement environmental control upgrades on Pulliam Units 5, 6, 7, and 8 and continue to operate those units. In lieu of upgrading the precipitators for Pulliam Units 3 and 4 (both are 30-megawatt units), WPSC has elected to shut down these units by December 31, 2007. Since WPSC expects the 500-megawatt Weston 4 plant to come on line in 2008, we anticipate no electric supply shortfalls as there will be power available to replace these small units.

Weston 4 Air Permit

On November 15, 2004, the Sierra Club filed a petition with the WDNR under Section 285.61, Wis. Stats., seeking a contested case hearing on the WDNR construction permit issued for the Weston 4 generation station (the “Weston 4 air permit”). In February 2006, the Administrative Law Judge affirmed the Weston 4 air permit with changes to the emission limits for sulfur dioxide and nitrogen oxide from the coal-fired boiler and particulate from the cooling tower. The changes have now been incorporated into a proposed permit by the WDNR issued on January 18, 2007. The proposed permit imposes limits that are more stringent than those originally set by the WDNR. The public comment period on the draft language has closed, and WPSC anticipates that the WDNR will issue the final language shortly.

In 2006, the Sierra Club and WPSC filed petitions for judicial review of the Administrative Law Judge's decision with the circuit court. On August 7, 2006, WPSC withdrew its petition for judicial review and sought dismissal, without prejudice, of Sierra Club's petition as premature. On October 12, 2006, the court granted the motion to dismiss and the Sierra Club filed a petition for appeal of the circuit court's dismissal with the Wisconsin Court of Appeals. The petition has now been fully briefed by the parties. These activities did not stay the construction of the Weston 4 facility or the Administrative Law Judge's decision on the Weston 4 air permit. WPSC believes that it has substantial defenses to Sierra Club's appeal of the circuit court's decision and does not expect these actions to stop construction. Until the WDNR issues the final revised air permit consistent with the Administrative Law Judge's decision, and Sierra Club's administrative challenge is finally resolved, Integrys Energy Group will not be able to make a final determination of the probable cost impact, if any, of compliance with the revised Weston 4 air permit on its future operating or construction costs.

Weston Facility Modeling

In early November 2006, it came to the attention of WPSC that the ambient air quality computer modeling done by the WDNR and used as the basis for the Weston 4 air permit did not take into account the emissions from the existing Weston 3 facility for purposes of evaluating air quality increment consumption under the required Prevention of Significant Deterioration (PSD) analysis. WPSC also performed its own computer modeling in support of the Weston 4 air permit application, on a basis consistent with the WDNR modeling. For the PSD analysis, a baseline of emissions was established in each area of the country which meets National Ambient Air Quality Standards, with a corresponding allowable increment of additional emissions for each regulated pollutant which, if permitted, would still ensure that the air quality in the area will not be degraded below the National Standard. Each new air permit issued by the WDNR then uses up part of the available increment for specific pollutants, and once, and so long as the total increment for any pollutant is exhausted, the WDNR cannot issue air permits for any additional sources of that pollutant.

WPSC believes that based on the facts known to the company today, it can demonstrate compliance by making minor revisions to the air permits applicable to the Weston facility, and it will not be required to make significant changes to any of the units at the Weston facility or material changes in operations. WPSC also believes that based upon the facts known to the company today, there are procedures available for the WDNR to revise the permits applicable to the Weston facility. The WDNR also has the authority to suspend, revoke or withdraw a permit to assure compliance with applicable requirements. However, WPSC believes that the WDNR will not suspend, revoke or withdraw the Weston 4 air permit or any other permit for the Weston site in this situation, where the issue can be addressed by permit limit modifications. WPSC understands from discussions with the WDNR that the agency has never revoked a construction permit under similar circumstances. WPSC is still investigating the situation and is continuing to work with the WDNR to revise the appropriate permits. Although Integrys Energy Group currently is not able to make a final determination of the probable timing or cost impact of this issue, if any, on construction of Weston 4, it does not believe there will be any affects which will materially impact the construction or future operations of Weston 4.

Weston 4 Discovery Complaint

On December 16, 2005, the Sierra Club filed a complaint with the PSCW alleging that WPSC failed to respond accurately and completely to a PSCW staff request for information about air pollution control technology available for the Weston 4 electric generation facility, the construction of which was authorized by the PSCW in October 2004. Following an informal investigation, the PSCW determined that, although the alleged failure to provide the information did not adversely affect the outcome of the case, WPSC may not have fully complied with the PSCW's procedural rules. Based on this determination, the PSCW referred the matter to the Wisconsin Attorney General for investigation and potential enforcement action. WPSC does not believe that it violated the PSCW's procedural rules. Moreover, both the PSCW and the WDNR determined that any error by WPSC would not have impacted the outcome of the cases involved. On August 29, 2006, the Attorney General issued an order reflecting a settlement with WPSC on this issue. The order required certain penalties, fees, and contributions to local entities for charitable purposes, none of which were material to WPSC.

Weston Site Operating Permit

On April 18 and April 26, 2005, Integrys Energy Group notified the WDNR that the existing Weston facility was not in compliance with certain provisions of the "Title V" air operating permit that was issued to the facility in October 2004. These provisions include: (1) the particulate emission limits applicable to the coal handling equipment; (2) the carbon monoxide limit for Weston combustion turbines; and (3) the limitation on the sulfur content of the fuel oil stored at the Weston facility. On July 27, 2005, WPSC received a notice of violation (NOV) from the WDNR asserting that the existing Weston facility is not in compliance with certain provisions of the permit. In response to the NOV, a compliance plan was submitted to the WDNR. Subsequently, stack testing was performed, which indicated continuing exceedances of the particulate limits from the coal handling equipment. On January 19, 2006, WPSC received from the

WDNR a Notice of Noncompliance (NON) seeking further information about the alleged non-compliance event. WPSC provided a response to the WDNR and is in the process of seeking to have the permit revised. On February 20, 2006, the WDNR issued an NOV which incorporated most of the alleged noncompliance events described above (the alleged exceedances of the carbon monoxide limit was not included) and added issues relating to opacity monitoring and the operation of a particulate source for three days without a functioning baghouse. Under the WDNR's stepped enforcement process, an NOV is the first step in the WDNR's enforcement procedure. If the WDNR decides to continue the enforcement process, the next step is a "referral" of the matter to the Wisconsin Attorney General's Office. In addition, citizen groups may seek to initiate enforcement prior to the filing of any lawsuit by the Wisconsin Attorney General's Office or may seek to intervene in the Title V operating permit revision process. WPSC is seeking to amend the applicable permit limits and is taking corrective action. At this time, WPSC believes that its exposure to fines or penalties related to this noncompliance would not have a material impact on its financial results.

Mercury and Interstate Air Quality Rules

On October 1, 2004, the mercury emission control rule became effective in Wisconsin. The rule requires WPSC to control annual system mercury emissions in phases. The first phase will occur in 2008 and 2009. In this phase, the annual mercury emissions are capped at the average annual system mercury emissions for the period 2002 through 2004. The next phase will run from 2010 through 2014 and requires a 40% reduction from average annual 2002 through 2004 mercury input amounts. After 2015, a 75% reduction is required with a goal of an 80% reduction by 2018. The State of Wisconsin is in the process of adopting a rule consistent with the federal requirements. However, the State of Wisconsin has filed suit against the federal government along with other states in opposition to the rule. WPSC estimates capital costs of approximately $15 million to achieve the proposed 75% reductions. The capital costs are expected to be recovered in a future rate case.

In March 2005, the EPA finalized the mercury "maximum achievable control technology" standards and an alternative mercury "cap and trade" program, Clean Air Mercury Rule, modeled on the Clear Skies legislation initiative. The EPA also finalized the Clean Air Interstate Rule (formerly known as the Interstate Air Quality Rule), which will reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania, and New York.

The final mercury rule establishes New Source Performance Standards for new units based upon the type of coal burned. Weston 4 will install and operate mercury control technology with the aim of achieving a mercury emission rate less than that in the final EPA mercury rule.

The final mercury rule establishes a mercury cap and trade program, which requires a 21% reduction in national mercury emissions in 2010 and a 70% reduction in national mercury emissions beginning in 2018. Based on the final rule and current projections, WPSC anticipates meeting the mercury rule cap and trade requirements and does not anticipate incurring costs beyond those to comply with the Wisconsin rule.

Integrys Energy Services expects no significant capital costs for compliance with the 70% reduction requirement.

The final Clean Air Interstate Rule requires reduction of sulfur dioxide and nitrogen oxide emissions in two phases. The first phase requires about a 50% reduction beginning in 2009 for nitrogen oxide and beginning in 2010 for sulfur dioxide. The second phase begins in 2015 for both pollutants and requires about a 65% reduction in emissions. The rule allows the affected states (including Wisconsin, Michigan, Pennsylvania, and New York) to either require utilities located in the state to participate in the EPA's interstate cap and trade program or meet the state's emission budget for sulfur dioxide and nitrogen oxide through measures to be determined by the state. Wisconsin’s rule, which is anticipated to be final in June 2007, incorporates the cap and trade approach.

Currently, WPSC is evaluating a number of options that include using the cap and trade program and/or installing controls. For planning purposes, it is assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2015. The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of WPSC's long-term maintenance plan for its existing units. As such, controls or conversions may need to take place before 2015. On a preliminary basis and assuming controls or conversion are required, WPSC estimates capital costs of $229 million in order to meet an assumed 2015 compliance date. This estimate is based on costs of current control technology and current information regarding the final EPA rule. The costs may change based on the requirements of the final state rules.

Integrys Energy Services is evaluating the compliance options for the Clean Air Interstate Rule. Additional nitrogen oxide controls on some of Integrys Energy Services' facilities may be necessary, and would cost approximately $0.3 million. Integrys Energy Services will evaluate a number of options including using the cap and trade program, fuel switching, and/or installing controls.

Clean Air Regulations

Most of the generation facilities owned by Integrys Energy Services are located in an ozone transport region. As a result, these generation facilities are subject to additional restrictions on emissions of nitrogen oxide and sulfur dioxide. In future years, Integrys Energy Services expects to purchase sulfur dioxide and nitrogen oxide emission allowances at market rates, as needed, to meet its requirements for its generation facilities.

Spent Nuclear Fuel Disposal

The federal government is responsible for the disposal or permanent storage of spent nuclear fuel. The DOE is currently preparing an application to license a permanent spent nuclear fuel storage facility in the Yucca Mountain area of Nevada. Spent nuclear fuel is currently being stored at the Kewaunee Nuclear Power Plant formerly owned by WPSC.

The United States government through the DOE was under contract with WPSC for the pick up and long-term storage of Kewaunee's spent nuclear fuel. Because the DOE failed to begin scheduled pickup of the spent nuclear fuel, WPSC incurred costs for the storage of the spent nuclear fuel. WPSC is a participant in a suit filed against the federal government for breach of contract and failure to pick up and store the spent nuclear fuel. The case was filed on January 22, 2004, in the United States Court of Federal Claims. The case has been temporarily stayed until June 29, 2007.

In July 2005, WPSC sold Kewaunee to a subsidiary of Dominion Resources, Inc. Pursuant to the terms of the sale, Dominion has the right to pursue the spent nuclear fuel claim and WPSC will retain the contractual right to an equitable share of any future settlement or verdict. The total amount of damages sought is unknown at this time.

Manufactured Gas Plant Remediation

WPSC continues to investigate the environmental cleanup of ten manufactured gas plant sites. Cleanup of the land portion of the Oshkosh, Stevens Point, Green Bay, Manitowoc, Menominee, and two Sheboygan sites in Wisconsin are substantially complete. Groundwater treatment and/or monitoring at these sites will continue into the future. Cleanup of the land portion of three sites will be addressed in the future. River sediment remains to be addressed at sites with sediment contamination, and priorities will be determined in consultation with the EPA. The additional work at the sites remains to be scheduled.

In May 2006, WPSC transferred six sites with sediment contamination formally under WDNR jurisdiction to the EPA Superfund Alternatives Program. In January 2007, a seventh site in Sheboygan was transferred to the EPA Superfund Alternatives Program. Under the EPA's program, the remedy decision will be based on risk-based criteria typically used at Superfund sites. A schedule has been agreed to under which on-site investigative work will commence in 2007. WPSC estimated the future undiscounted investigation and cleanup costs as of December 31, 2006, to be approximately $67.8 million. WPSC may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and the assessment of natural resource damages. WPSC expects to recover actual cleanup costs, net of insurance recoveries, in future customer rates. Under current PSCW policies, WPSC will not recover carrying costs associated with the cleanup expenditures. WPSC has received $12.7 million in insurance recoveries, which were recorded as a reduction in the regulatory asset as of December 31, 2006.

MGUC, which acquired retail natural gas distribution operations in Michigan from Aquila in the second quarter of 2006, is responsible for the environmental impacts at 11 manufactured gas plant sites. Removal of the most contaminated soil has been completed at seven sites. Future investigations are needed at many of the sites to evaluate on-site, off-site, and sediment impacts.

MGUC has estimated future investigation and remediation costs of approximately $25 million as of December 31, 2006. The MPSC has historically authorized recovery of these costs. An environmental liability and related regulatory asset were recorded at the date of acquisition to reflect the expected investigation and clean-up costs relating to these sites and the expected recovery of these costs in future rates.

As these 11 sites are integrated into the corporate gas plant site management program, cost estimates may change. We will also evaluate the feasibility of transferring the MGUC sites into the EPA Superfund Alternatives Program.

MERC, which acquired retail natural gas distribution operations in Minnesota from Aquila in the third quarter of 2006, is not responsible for any manufactured gas plant sites, and thus, no environmental investigations are needed.

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

The FERC's Independent Board of Review issued its report in December 2003 and concluded that the root cause of the incident was the failure of the design of the fuse plug to take into account the highly erodible nature of the fuse plug's foundation materials and spillway channel, resulting in the complete loss of the fuse plug, foundation, and spillway channel. This caused the release of Silver Lake far beyond the intended design of the fuse plug. The fuse plug for the Silver Lake reservoir was designed by an outside engineering firm.

UPPCO has worked with federal and state agencies in their investigations. UPPCO is still in the process of investigating the incident. Integrys Energy Group maintains a comprehensive insurance program that includes UPPCO and which provides both property insurance for its facilities and liability insurance for liability to third parties. Integrys Energy Group is insured in amounts that it believes are sufficient to cover its responsibilities in connection with this event. Deductibles and self-insured retentions on these policies are not material to Integrys Energy Group.

As of May 13, 2005, several lawsuits were filed by the claimants and putative defendants relating to this incident. The suits that have been filed against UPPCO, Integrys Energy Group, and WPSC include the following claimants: Wisconsin Electric Power Company, Cleveland Cliffs, Inc., Board of Light and Power of the City of Marquette, the City of Marquette, the County of Marquette, Dead River Campers, Inc., Marquette County Road Commission, SBC, ATC, and various land and home owners along the

Silver Lake reservoir and Dead River system. In May 2005, UPPCO filed a suit against the engineering company that designed the fuse plug (MWH Americas, Inc.) and the contractor who built it (Moyle Construction, Inc.). UPPCO has reached a confidential settlement with Wisconsin Electric Power Company resolving Wisconsin Electric Power Company's claims. The settlement payment has been reimbursed by Integrys Energy Group's insurer and, therefore, did not have a material impact on the Consolidated Financial Statements. Integrys Energy Group has also settled several small claims with various landowners that are also covered by insurance. Integrys Energy Group is defending the remaining lawsuits and is seeking resolution of all claims and litigation where possible. A trial date in October 2007 has been set for the remaining cases.

In November 2003, UPPCO received approval from the MPSC and the FERC for deferral of costs that are not reimbursable through insurance or recoverable through the power supply cost recovery mechanism. Recovery of costs deferred will be addressed in future rate proceedings.

UPPCO has announced its decision to restore Silver Lake as a reservoir for power generation pending approval of a license amendment and an economically feasible design by the FERC. The FERC has required that a board of consultants evaluate and oversee the design approval process. UPPCO is developing a timeline for the project, provided the FERC approves an economically feasible design. Once work is done, Silver Lake is expected to take approximately two years to refill, based upon natural precipitation.

Other Environmental Issues

Groundwater testing at a former ash disposal site of UPPCO indicated elevated levels of boron and lithium. Supplemental remedial investigations were performed, and a revised remedial action plan was developed. The Michigan Department of Environmental Quality approved the plan in January 2003. UPPCO received an order from the MPSC permitting deferral and future recovery of these costs. A liability of $1.3 million and an associated regulatory asset of $1.3 million were recorded at December 31, 2006, for estimated future expenditures associated with remediation of the site. In addition, UPPCO has an informal agreement, with the owner of another landfill, under which UPPCO has agreed to pay 17% of the investigation and remedial costs. It is estimated that the cost of addressing the site over the next year will be $2.4 million. UPPCO has recorded $0.4 million of this amount as its share of the liability as of December 31, 2006.

There is increasing concern over the issue of climate change and the effect of emissions of greenhouse gases. Integrys Energy Group is evaluating both the technical and cost implications, which may result from a future greenhouse gas regulatory program. This evaluation indicates that it is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for Integrys Energy Group and its customers. At this time, there is no commercially available technology for removing carbon dioxide from a pulverized coal-fired plant, but significant research is in progress. Efforts are underway within the utility industry to develop cleaner ways to burn coal. The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues. Based on the complexity and uncertainty of the climate issues, a risk exists that future carbon regulation will increase the cost of electricity produced at coal-fired generation units. However, we believe the capital expenditures we are making at our generation units are appropriate under any reasonable mandatory greenhouse gas program. Integrys Energy Group will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas regulatory actions.

Stray Voltage Claims

The PSCW has established certain requirements regarding stray voltage for all utilities subject to its jurisdiction. The PSCW has defined what constitutes "stray voltage," established a level of concern at which some utility corrective action is required, and set forth test protocols to be employed in evaluating whether a stray voltage problem exists. However, in 2003, the Supreme Court of Wisconsin ruled in Hoffmann v. WEPCO that a utility could be found liable for damage from stray voltage even though the utility had complied with the PSCW's requirements and no stray voltage problem existed as defined by the

PSCW. Consequently, although WPSC believes it abides by the applicable PSCW requirements, it is not immune from stray voltage lawsuits.

From time to time, WPSC has been sued by dairy farmers who allege that they have suffered loss of milk production and other damages due to "stray voltage" from the operation of WPSC's electrical system. Past cases have been resolved without any material adverse effect on the financial statements of WPSC. Two stray voltage cases are now pending. The first case, Allen v. WPSC, resulted in a June 2003 jury verdict in the plaintiff's favor. Both parties appealed. In February 2005, the court of appeals affirmed the damage verdict but remanded to the trial court for a determination of whether a post-verdict injunction was warranted. WPSC paid the damages verdict. On August 31, 2006, the parties settled the injunction issues. This settlement does not resolve the entire case, because the plaintiff has been permitted to file an amended complaint seeking money damages suffered since June 2003. The expert witnesses retained by WPSC do not believe that there is any scientific evidence of a "stray voltage" problem caused by WPSC on the plaintiff's land from June 2003 to the present. Accordingly, WPSC intends to contest the plaintiff's claim for money damages. Trial is set for September 2007. The second case, Wojciehowski Brothers Farms v. WPSC, was brought in Wisconsin in Marinette County. The case is currently in discovery, and WPSC is vigorously defending the case. No trial date has been set.

Two cases have been recently resolved. The first of these cases, Schmoker v. WPSC was brought in Wisconsin state court in Winnebago County. This case has been settled well within WPSC's self insured retention. The second of these cases, Seidl v. WPSC, is also no longer pending. That case was dismissed on June 21, 2005, when the trial judge granted WPSC's motion for a directed verdict. The Seidl plaintiffs appealed that dismissal. On July 18, 2006, the Court of Appeals affirmed the trial judge's ruling. The plaintiffs chose not to ask the Wisconsin Supreme Court to review the case, so the dismissal is now final.

WPSC has insurance coverage for these pending claims, but the policies have customary self-insured retentions per occurrence. Based upon the information known at this time and the availability of insurance, WPSC believes that the total cost to it of resolving the pending actions will not be material.

Wausau, Wisconsin, to Duluth, Minnesota, Transmission Line

Construction of the 220-mile, 345-kilovolt Wausau, Wisconsin, to Duluth, Minnesota, transmission line began in the first quarter of 2004 with the Minnesota portion completed in early 2005. Construction in Wisconsin began on August 8, 2005.

ATC has assumed primary responsibility for the overall management of the project and will own and operate the completed line. WPSC received approval from the PSCW and the FERC and subsequently transferred ownership of the project to ATC. WPSC will continue to manage obtaining the private property rights, design, and construction of the Wisconsin portion of the project.

The Certificate of Public Convenience and Necessity and other permits needed for construction have been received and are final. In addition, on August 5, 2005, the new law allowing condemnation of county land for transmission lines approved by the PSCW became effective.

Integrys Energy Group committed to fund 50% of total project costs incurred up to $198 million and will receive additional equity in ATC in exchange for the project funding. Under its agreement, Integrys Energy Group invested $22.4 million in ATC for this project in 2006, bringing Integrys Energy Group's investment in ATC related to the project to $109.0 million since inception. Integrys Energy Group may terminate funding if the project extends beyond January 1, 2010. On December 19, 2003, WPSC and ATC received approval from the PSCW to continue the project at a revised cost estimate of $420.3 million to reflect additional costs for the project resulting from time delays, added regulatory requirements, changes and additions to the project, and ATC overhead costs. Integrys Energy Group has the right, but not the obligation, to provide additional funding in excess of $198 million for up to 50% of the revised cost estimate. However, Integrys Energy Group's future funding of the line will be reduced by the amount funded by Allete, Inc. Allete exercised its option to fund $60 million of future capital calls for the portion of the Wausau to Duluth transmission line and had completed funding the $60 million as of February 2007. During 2007 through the completion of the line in 2008, Integrys Energy Group expects to fund up to approximately $57 million for the Wausau to Duluth transmission line.

Beaver Falls

Integrys Energy Services' Beaver Falls generation facility in New York has been out of service since late June 2005. An unplanned outage was caused by the failure of the first stage turbine blades. The decision to repair the plant was made in late August 2006 and the dismantling and repair process has begun. The facility is expected to be available for service in June 2007. Repairs to the facility continue to be on track and, inclusive of insurance recoveries, Integrys Energy Services estimates that out-of-pocket costs to repair the turbine and replace the damaged blades will be approximately $5.8 million. An analysis of the expected undiscounted future cash flows of the Beaver Falls facility demonstrates that the carrying value of the plant and related assets is recoverable.

Revenue Sufficiency Guarantee Charges

On April 25, 2006, the FERC issued an order regarding MISO's "Revenue Sufficiency Guarantee" charges (RSG charges). RSG charges are collected by MISO from Load Serving Entities in order to compensate generators that are standing by to supply electricity when called upon by MISO. MISO's business practice manuals and other instructions to market participants have stated, since the implementation of market operations on April 1, 2005, that RSG charges will not be imposed on offers to supply power not supported by actual generation (also known as virtual supply offers). However, some market participants raised questions about the language of MISO's tariff concerning that issue and in October 2005, MISO submitted to the FERC proposed tariff revisions clarifying its tariff to reflect its business practices with respect to RSG charges, and filed corrected tariff sheets exempting virtual supply from RSG charges. In its April 2006 decision, the FERC interpreted MISO's tariff to require that virtual supply offers must be included in the calculation of the RSG charges and that to the extent that MISO did not charge virtual supply offers for RSG charges, it violated the terms of its tariff. The FERC order then proceeded to require MISO to recalculate the RSG charges back to April 1, 2005, and to make refunds to customers, with interest, reflecting the recalculated charges. In order to make such refunds, it is likely that MISO will attempt to impose retroactively RSG charges on those who submitted virtual supply offers during the recalculation period. Integrys Energy Services and our electric utility segment made virtual supply offers in MISO during this period on which no RSG charges were imposed, and thus may be subject to a claim for refunds from MISO (which claim will be contested). The electric utility segment will be eligible for the refund discussed above, which is expected to more than offset any charges that will be imposed on the electric utility segment. Integrys Energy Services is eligible for offsetting refunds; however, the amount of estimated refund will not offset charges incurred from virtual supply offers. The FERC's April 2006 order has been challenged by MISO and other parties, including Integrys Energy Group, and the eventual outcome of these proceedings is unclear. As such, no amounts have been recorded for the potential RSG charges in Integrys Energy Group's financial statements.

On October 26, 2006, the FERC issued a rehearing order on its April 25, 2006, RSG order granting rehearing on the RSG refunds for virtual transactions. Although this rehearing order does reaffirm the FERC's original order on the need for virtual transactions to pay RSG charges prospectively, it eliminates the original requirement that MISO provide refunds and potential re-billings of virtual transactions back to April 1, 2005. The rehearing order does require refunds back to April 1, 2005, for market participants that were charged RSG for imports but the FERC does not specify how those refunds will be funded. Since the refunds are for less frequent transactions, the total potential costs to WPSC, UPPCO, and Integrys Energy Services will be insignificant. A number of parties have asked for clarifications and rehearing of this FERC rehearing order and it is also subject to court challenge and so far one party has filed a court challenge of the order. In addition, there are requests for a stay or delay in any refunds and resettlements until the rehearing requests are resolved to minimize resettlements.

Synthetic Fuel Production Facility

Background

We have significantly reduced our consolidated federal income tax liability through tax credits available to us under Section 29/45K of the Internal Revenue Code for the production and sale of solid synthetic fuel produced from coal. These tax credits are scheduled to expire at the end of 2007 and are provided as an incentive for taxpayers to produce fuel from alternate sources and reduce domestic dependence on imported oil. This incentive is not deemed necessary if the price of oil increases sufficiently to provide a natural market for the fuel. Therefore, the tax credits in a given year are subject to phase-out if the annual average reference price of oil within that year exceeds a minimum threshold price set by the Internal Revenue Service (IRS) and are eliminated entirely if the average annual reference price increases beyond a maximum threshold price set by the IRS. The reference price of a barrel of oil is an estimate of the annual average wellhead price per barrel for domestic crude oil, which has in recent history been approximately $6.50 below the NYMEX price of a barrel of oil. The threshold price at which the credit begins to phase-out was set in 1980 and is adjusted annually for inflation; the IRS releases the final numbers for a given year in the first part of the following year.

Information Related to Section 29/45K Federal Tax Credits

In order to mitigate exposure to the risk of an increase in oil prices that could reduce the amount of Section 29/45K federal tax credits that could be recognized, Integrys Energy Services entered into derivative (option) contracts, beginning in the first quarter of 2005, covering a specified number of barrels of oil. If no phase-out had occurred in 2006, Integrys Energy Services would have recognized approximately $44 million of Section 29/45K federal tax credits both from its ownership interest in a synthetic fuel production facility and additional tons of synthetic fuel it was able to procure from its synthetic fuel partners, who curtailed their production in the third and fourth quarters of 2006 when oil prices were increasing. Integrys Energy Services elected to take, and economically hedged, the risk associated with the additional production its synthetic fuel partners curtailed. As of December 31, 2006, based upon 2006 actual oil prices, Integrys Energy Services estimated that approximately 33% of the $44 million of 2006 tax credits that otherwise would be available from the production and sale of synthetic fuel would be phased out, resulting in the recognition of $29.5 million of Section 29/45K tax credits in 2006. Inception-to-date, gains on oil option contracts utilized to economically hedge the 2006 tax credits added an additional $2.1 million of pre-tax income, consisting of a $4.0 million pre-tax gain in 2005 and a $1.9 million pre-tax loss in 2006. Although 2006 oil prices are known at December 31, 2006, the final reference price and inflation factor published by the IRS (discussed above) will not be available until April 2007. However, based upon the accuracy of past estimates we do not believe the published reference price and inflation factor will differ significantly from our December 31, 2006 assumptions and, therefore, should not have a material impact on Section 29/45K federal tax credits recognized in 2006. At December 31, 2006, Integrys Energy Services had derivative (option) contracts that mitigated approximately 75% of its volumetric exposure to Section 29/45K phase-outs in 2007.

In addition to exposure from federal tax credits, Integrys Energy Services has also historically received royalties tied to the amount of synthetic fuel produced, as well as variable payments from a counterparty related to Integrys Energy Services' 2002 sale of 30% of its interest in ECO Coal Pelletization #12. While variable payments were received by Integrys Energy Services quarterly, royalties are a function of annual synthetic fuel production and are generally not received until later in the year. Because Integrys Energy Services' partners in the synthetic fuel facility curtailed their synthetic fuel production throughout 2006 and at least one counterparty elected not to take any production in 2007, Integrys Energy Services did not realize any royalty income in 2006 and does not anticipate receiving any royalty income in 2007, compared to $3.5 million and $4.1 million of pre-tax royalty income that was realized in 2005 and 2004, respectively. Integrys Energy Services realized pre-tax income related to variable payments from the 2002 sale of $3.2 million through the first nine months of 2006, but did not realize any income from variable payments in the fourth quarter of 2006 and does not expect to realize any income from variable payments for the year ended December 31, 2007, primarily because Integrys Energy Services will take this counterparty's production in 2007. In comparison, Integrys Energy Services realized pre-tax income of $3.6 million and $3.5 million related to the variable payments in 2005 and 2004, respectively.

Impact of Synthetic Fuel Activities on Results of Operations

The following table shows the impact that Integrys Energy Services' investment in the synthetic fuel production facility and procurement of additional tons, including derivative (option) contract activity, had on the Consolidated Statements of Income.

Amounts are pre-tax, except tax credits (millions)	Income (loss)
	2006	2005	2004
Provision for income taxes:
Section 29/45K federal tax credits recognized	$29.5	$26.1	$27.8

Nonregulated revenue:
Net realized gains on 2005 oil options	-	0.3	-
Mark-to-market (losses) gains on 2006 oil options	(4.0)	4.0	-
Net realized gains on 2006 oil options	2.1	-	-
Mark-to-market (losses) gains on 2007 oil options	(0.5)	4.4	-

Miscellaneous income:
Operating losses - synthetic fuel facility	(23.9)	(16.8)	(14.1)
Variable payments received	3.2	3.6	3.5
Royalty income recognized	-	3.5	4.1
Deferred gain recognized	2.3	2.3	2.3
Interest received on fixed note receivable	0.9	1.2	1.7

Minority interest	3.8	4.7	3.4
NOTE 18--GUARANTEES

As part of normal business, Integrys Energy Group and its subsidiaries enter into various guarantees providing financial or performance assurance to third parties on behalf of certain subsidiaries. These guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes.

Most of the guarantees issued by Integrys Energy Group include inter-company guarantees between parents and their subsidiaries, which are eliminated in consolidation, and guarantees of the subsidiaries' own performance. As such, these guarantees are excluded from the recognition and measurement requirements of FASB Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others."

Corporate guarantees issued in the future under the Board of Directors authorized limits may or may not be reflected on Integrys Energy Group's Consolidated Balance Sheet, depending on the nature of the guarantee.

At December 31, 2006, 2005, and 2004, outstanding guarantees totaled $1,659.0 million, $1,310.6 million, and $977.9 million, respectively, as follows:

Integrys Energy Group's Outstanding Guarantees (Millions)	December 31, 2006	December 31, 2005	December 31, 2004
Guarantees of subsidiary debt	$178.3	$27.2	$27.2
Guarantees supporting commodity transactions of subsidiaries	1,314.0	1,154.7	863.9
Standby letters of credit	155.3	114.3	80.9
Surety bonds	1.2	0.8	0.6
Other guarantees	10.2	13.6	5.3
Total guarantees	$1,659.0	$1,310.6	$977.9

Integrys Energy Group's Outstanding Guarantees (Millions) Commitments Expiring	Total Amounts Committed At December 31, 2006	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Guarantees of subsidiary debt	$178.3	$150.0	$-	$-	$28.3
Guarantees supporting commodity transactions of subsidiaries	1,314.0	1,050.1	216.5	5.3	42.1
Standby letters of credit	155.3	153.1	2.2	-	-
Surety bonds	1.2	1.2	-	-	-
Other guarantees	10.2	-	10.2	-	-
Total guarantees	$1,659.0	$1,354.4	$228.9	$5.3	$70.4

At December 31, 2006, Integrys Energy Group had outstanding $178.3 million in corporate guarantees supporting indebtedness. Of that total, $150.0 million supports an Integrys Energy Services 364-day credit agreement entered into in April 2006, to finance its margin requirements related to natural gas and electric contracts traded on the NYMEX and the ICE, as well as the cost of natural gas in storage and for general corporate purposes. Borrowings under this agreement are guaranteed by Integrys Energy Group and are subject to the aggregate $1.65 billion guarantee limit authorized for Integrys Energy Services by Integrys Energy Group's Board of Directors (discussed below). At December 31, 2006, the entire $150.0 million has been borrowed by Integrys Energy Services, leaving no availability on the existing credit agreement. The remaining $28.3 million of guarantees support outstanding debt at Integrys Energy Services' subsidiaries, of which $1.0 million is subject to the $1.65 billion limit and the remaining $27.3 million received separate authorization from Integrys Energy Group's Board of Directors. The underlying debt related to these guarantees is reflected on Integrys Energy Group's Consolidated Balance Sheet.

Integrys Energy Group's Board of Directors has authorized management to issue corporate guarantees in the aggregate amount of up to $1.65 billion to support the business operations of Integrys Energy Services. Integrys Energy Group primarily issues the guarantees to counterparties in the wholesale electric and natural gas marketplace to provide them assurance that Integrys Energy Services will perform on its obligations and permit Integrys Energy Services to operate within these markets. At December 31, 2006, Integrys Energy Group provided parental guarantees subject to this limit in the amount of $1,201.4 million, reflected in the above table for Integrys Energy Services' indemnification obligations for business operations, in addition to $8.1 million of guarantees that received specific authorization from Integrys Energy Group's Board of Directors and are not included in the $1.65 billion general authorized amount. Of the parental guarantees provided by Integrys Energy Group, the current amount at December 31, 2006, which Integrys Energy Group would be obligated to support, is approximately $520.5 million.

Another $3.2 million of corporate guarantees support energy and transmission supply at UPPCO and are not reflected on Integrys Energy Group's Consolidated Balance Sheets. In February 2005, Integrys Energy Group's Board of Directors authorized management to issue corporate guarantees in the aggregate amount of up to $15.0 million to support the business operations of UPPCO.

Corporate guarantees in the amount of $75.0 million and $125.0 million have been authorized by Integrys Energy Group's Board of Directors to support MGUC and MERC, respectively. MGUC and MERC had $40.2 million and $61.1 million, respectively, of outstanding guarantees related to natural gas supply at December 31, 2006.

At Integrys Energy Group's request, financial institutions have issued $155.3 million in standby letters of credit for the benefit of third parties that have extended credit to certain subsidiaries. Of this amount, $150.3 million has been issued to support Integrys Energy Services' operations. Included in the $150.3 million is $2.5 million that has specific authorization from Integrys Energy Group's Board of Directors and is not included in the $1.65 billion guarantee limit. The remaining $147.8 million counts against the $1.65 billion guarantee limit authorized for Integrys Energy Services. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will request payment from Integrys Energy Group. Any amounts owed by our subsidiaries are reflected in Integrys Energy Group's Consolidated Balance Sheet.

At December 31, 2006, Integrys Energy Group furnished $1.2 million of surety bonds for various reasons including worker compensation coverage and obtaining various licenses, permits, and rights-of-way. Liabilities incurred as a result of activities covered by surety bonds are included in the Integrys Energy Group's Consolidated Balance Sheet.

A guarantee of $4.9 million listed in the above table under other guarantees was issued by WPSC to indemnify a third party for exposures related to the construction of utility assets. This amount is not reflected on Integrys Energy Group's Consolidated Balance Sheet, as this agreement was entered into prior to the effective date of FASB Interpretation No. 45.

In conjunction with the sale of Kewaunee, WPSC and Wisconsin Power and Light Company agreed to indemnify Dominion for 70% of any and all reasonable costs asserted or initiated against, suffered, or otherwise existing, incurred or accrued, resulting from or arising from the resolution of any design bases documentation issues that are incurred prior to completion of Kewaunee's scheduled maintenance period for 2009 up to a maximum exposure of $15 million for WPSC and Wisconsin Power and Light Company combined. WPSC believes that it will expend its share of costs related to this indemnification and, as a result, recorded the fair value of the liability, or $8.9 million, as a component of the loss on the sale of Kewaunee. WPSC has paid a total of $3.6 million to Dominion related to this guarantee, reducing the liability to $5.3 million as of December 31, 2006.

Under the agreements related to the sales of Sunbury, the Kimball storage field, and Niagara, Integrys Energy Services agreed to indemnify the buyers for losses resulting from potential breaches of Integrys Energy Services' representations and warranties thereunder. Integrys Energy Services believes the likelihood of having to make any material cash payments under these sales agreements as a result of breaches of representations and warranties is remote, and as such, has not recorded any liability related to these agreements.

NOTE 19--EMPLOYEE BENEFIT PLANS

Integrys Energy Group has a non-contributory qualified retirement plan covering substantially all employees. Integrys Energy Group also sponsors several nonqualified retirement plans, which are not funded.

Integrys Energy Group also currently offers medical, dental, and life insurance benefits to employees and their dependents. We expense these items for active employees as incurred. We fund benefits for retirees through irrevocable trusts as allowed for income tax purposes.

The net periodic benefit cost associated with the plans is allocated among Integrys Energy Group's subsidiaries. Actuarial calculations are performed (based upon specific employees and their related years of service) in order to determine the appropriate benefit cost allocation.

The costs of pension and postretirement benefits are expensed over the period in which the employee renders service. The transition obligation for postretirement benefits of current and future retirees is being recognized over a 20-year period beginning in 1993. Integrys Energy Group uses a December 31 measurement date for all of its plans.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) provides a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of certain retiree health care benefit plans. In May 2004, the FASB staff issued FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Integrys Energy Group and its actuarial advisors determined that benefits provided by Integrys Energy Group's plan as of the date of enactment were at least actuarially equivalent to Medicare Part D, and, accordingly, Integrys Energy Group is entitled to the federal subsidy. The effect of the subsidy served to reduce the net postretirement benefit cost by $6.4 million, $6.5 million, and $2.6 million for Integrys Energy Group for the years ended December 31, 2006, 2005, and 2004, respectively.

Plan Information

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires employers to recognize a defined benefit postretirement plan's funded status in the Consolidated Balance Sheets effective December 31, 2006, and recognize changes in the plan's funded status in comprehensive income in the year in which the changes occur. Integrys Energy Group's regulated utilities record changes in the funded status to regulatory asset or liability accounts, pursuant to SFAS No. 71. The following table shows the incremental effects of applying SFAS No. 158 on individual line items on Integrys Energy Group's Consolidated Balance Sheet at December 31, 2006.
(Millions)	Before Application of Statement 158	Adjustments	After Application of Statement 158
Regulatory assets	$307.7	$110.1	$417.8
Other assets	371.3	(1.7)	369.6
Total assets	6,753.3	108.4	6,861.7
Other current liabilities	137.9	4.0	141.9
Regulatory liabilities	298.0	3.7	301.7
Pension and postretirement benefit obligations	80.5	108.1	188.6
Noncurrent deferred income taxes	100.5	(2.9)	97.6
Common stock equity	1,538.1	(4.5)	1,533.6
Total liabilities and shareholders' equity	6,753.3	108.4	6,861.7

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets during 2006, 2005, and 2004, as well as a statement of the funded status as of December 31.

	Pension Benefits			Other Benefits
(Millions)	2006	2005	2004	2006	2005	2004
Reconciliation of benefit obligation (qualified and non-qualified plans)
Obligation at January 1	$727.8	$720.7	$637.2	$286.9	$294.7	$281.6
Service cost	24.2	23.9	20.5	7.1	8.0	7.5
Interest cost	42.1	40.3	39.8	17.3	16.5	16.9
Plan spin off - Kewaunee sale	-	(25.7)	-	-	(13.3)	-
Plan acquisitions - MGUC and MERC	60.8	-	-	23.0	-	-
Actuarial (gain) loss - net	(19.5)	8.2	62.0	(33.1)	(9.6)	(3.4)
Net benefit payments	(48.1)	(39.6)	(38.8)	(9.1)	(9.4)	(7.9)
Obligation at December 31	$787.3	$727.8	$720.7	$292.1	$286.9	$294.7

Reconciliation of fair value of plan assets (qualified plans)
Fair value of plan assets at January 1	$583.0	$588.9	$569.9	$183.0	$170.9	$149.7
Actual return on plan assets	67.3	39.7	54.5	16.5	11.3	12.9
Employer contributions	25.3	8.2	1.6	17.9	20.4	16.2
Plan spin off - Kewaunee sale	-	(15.5)	-	-	(10.4)	-
Plan acquisitions - MGUC and MERC	45.0	-	-	5.4	-	-
Net benefit payments	(46.6)	(38.3)	(37.1)	(10.0)	(9.2)	(7.9)
Fair value of plan assets at December 31	$674.0	$583.0	$588.9	$212.8	$183.0	$170.9

	Pension Benefits		Other Benefits
(Millions)	2006	2005	2006	2005
Funded status of plans
Funded status at December 31	$(113.3)	$(144.8)	$(79.3)	$(103.9)
Unrecognized transition obligation	-	0.2	-	2.9
Unrecognized prior-service cost	-	39.4	-	(17.1)
Unrecognized loss	-	120.3	-	74.2
Net asset (liability) recognized	$(113.3)	$15.1	$(79.3)	$(43.9)

Amounts recognized in Integrys Energy Group's Consolidated Balance Sheets at December 31, 2005 related to the benefit plans consisted of:

(Millions)	Pension Benefits	Other Benefits
Accrued benefit cost	$(63.6)	$(43.9)
Intangible assets	39.7	-
Regulatory asset	32.6	-
Accumulated other comprehensive income
(before tax effect of $2.6 million)	6.4	-
Net asset (liability) recognized	$15.1	$(43.9)

Amounts recognized in Integrys Energy Group's Consolidated Balance Sheet at December 31, 2006 related to the benefit plans consisted of:

(Millions)	Pension Benefits	Other Benefits
Current liabilities	3.8	0.2
Noncurrent liabilities	109.5	79.1
	$113.3	$79.3

The accumulated benefit obligation for all defined benefit pension plans was $700.1 million and $646.5 million at December 31, 2006, and 2005, respectively. Information for pension plans with an accumulated benefit obligation in excess of plan assets is presented in the following table.

	December 31,
(Millions)	2006	2005
Projected benefit obligation	$34.3	$727.8
Accumulated benefit obligation	32.2	646.5
Fair value of plan assets	-	583.0

The following table shows the amounts that have not yet been recognized in Integrys Energy Group's net periodic benefit cost as of December 31, 2006. Amounts related to the nonregulated entities are included in accumulated other comprehensive income, while amounts related to the utilities are recorded as regulatory assets.

(Millions)	Pension Benefits	Other Benefits
Accumulated other comprehensive income (pre-tax)
Net actuarial loss	$9.7	$1.7
Prior service costs (credits)	1.6	(3.1)
Total	$11.3	$(1.4)
Net regulatory assets
Net actuarial loss	$58.6	$31.1
Prior service costs (credits)	32.6	(11.8)
Transition obligation	-	2.5
Total	$91.2	$21.8

The estimated net loss and prior service cost for defined benefit pension plans that will be amortized as a component of net periodic benefit cost during 2007 are $6.8 million and $5.1 million, respectively. The estimated net loss, prior service credit, and transition obligation for other postretirement benefit plans that will be amortized as a component of net periodic benefit cost during 2007 are $2.3 million, $(2.2) million, and $0.4 million, respectively.

The following table presents the components of the consolidated net periodic benefit cost for the plans:

	Pension Benefits			Other Benefits
(Millions)	2006	2005	2004	2006	2005	2004
Net periodic benefit cost
Service cost	$24.2	$23.9	$20.5	$7.1	$8.0	$7.5
Interest cost	42.1	40.3	39.8	17.3	16.5	16.9
Expected return on plan assets	(44.2)	(43.6)	(45.9)	(13.5)	(12.5)	(11.6)
Amortization of transition obligation	0.2	0.2	0.2	0.4	0.4	0.4
Amortization of prior-service cost (credit)	5.1	5.3	5.7	(2.2)	(2.2)	(2.2)
Amortization of net loss	9.8	8.7	4.5	5.3	5.5	4.1
Net periodic benefit cost	$37.2	$34.8	$24.8	$14.4	$15.7	$15.1

Assumptions

The weighted average assumptions used at December 31 in accounting for the plans are as follows:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Discount rate for benefit obligations	5.87%	5.65%	5.75%	5.87%	5.65%	5.75%
Discount rate for net periodic benefit cost	5.65%	5.75%	6.25%	5.65%	5.75%	6.25%
Expected return on assets	8.50%	8.50%	8.75%	8.50%	8.50%	8.75%
Rate of compensation increase	5.50%	5.50%	5.50%	-	-	-

The assumptions used for Integrys Energy Group's medical and dental cost trend rates are shown in the following table:

	2006	2005	2004
Assumed medical cost trend rate (under age 65)	9.0%	10.0%	11.0%
Ultimate trend rate	5.0%	5.0%	5.0%
Ultimate trend rate reached in	2010	2010	2010

Assumed medical cost trend rate (over age 65)	11.0%	12.0%	13.0%
Ultimate trend rate	6.5%	6.5%	6.5%
Ultimate trend rate reached in	2011	2011	2011

Assumed dental cost trend rate	5.0%	5.0%	5.0%
Ultimate trend rate	5.0%	5.0%	5.0%
Ultimate trend rate reached in	2004	2004	2004

Assumed health care cost trend rates have a significant effect on the amounts reported by Integrys Energy Group for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

(Millions)	1% Increase	1% Decrease
Integrys Energy Group
Effects on total of service and interest cost components of net periodic postretirement health care benefit cost	$3.4	$(3.1)
Effect on the health care component of the accumulated postretirement benefit obligation	$36.2	$(32.8)

Plan Assets

Weighted-average asset allocations of the plans at December 31, 2006, and 2005, are as follows:

	Pension Plan Assets at December 31,		Postretirement Plan Assets at December 31,
	2006	2005	2006	2005
Asset category
Equity securities	60%	63%	61%	62%
Debt securities	35%	32%	39%	38%
Real estate	5%	5%	0%	0%
Total	100%	100%	100%	100%

The Board of Directors has established the Employee Benefits Administrator Committee to manage the operations and administration of all benefit plans and related trusts. The Committee has investment policies for the plan assets that establish target asset allocations for the above listed asset classes as follows: pension plan - equity securities 60%, debt securities 35%, and real estate 5%; postretirement plan - equity securities 65%, and debt securities 35%. Because of market volatility, the Committee periodically reviews the asset allocation and the portfolio is rebalanced when considered appropriate.

Cash Flows

Integrys Energy Group's funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. We expect to contribute $25.4 million to our pension plans and $15.2 million to our other postretirement benefit plans in 2007.

The following table shows the payments, reflecting expected future service, which Integrys Energy Group expects to make for pension and other postretirement benefits. In addition, the table shows the expected federal subsidies under Medicare Part D, which will partially offset other postretirement benefits, as discussed earlier.

(Millions)	Pension Benefits	Other Benefits	Federal Subsidies
2007	$43.5	$13.3	$(1.3)
2008	45.0	14.2	(1.5)
2009	46.8	15.2	(1.6)
2010	49.7	16.1	(1.7)
2011	51.0	16.9	(1.8)
2012-2016	307.1	95.3	(10.3)

Defined Contribution Benefit Plans

Integrys Energy Group maintains a 401(k) Savings Plan for substantially all full-time employees. Employees generally may contribute from 1% to 30% of their base compensation to individual accounts within the 401(k) Savings Plan. Participation in this plan automatically qualifies eligible non-union employees for participation in the Employee Stock Ownership Plan ("ESOP"). The company match, in the form of shares of Integrys Energy Group's common stock, is contributed to an employee's ESOP account. The plan requires a match equivalent to 100% of the first 4% and 50% of the next 2% contributed by non-union employees. Certain union employees receive a contribution to their ESOP account regardless of their participation in the 401(k) Savings Plan. The ESOP held 2.3 million shares of Integrys Energy Group's common stock (market value of $122.9 million) at December 31, 2006. Certain employees participate in a discretionary profit-sharing contribution and/or cash match in place of participation in the ESOP. Total costs incurred under these plans were $9.4 million in 2006, $8.4 million in 2005, and $7.9 million in 2004.

Integrys Energy Group maintains a deferred compensation plan that enables certain key employees and non-employee directors to defer a portion of their compensation or fees on a pre-tax basis. Non-employee directors can defer up to 100% of their director fees. There are essentially two separate investment programs available to plan participants. The first program (Program 1) offers Integrys Energy Group's common stock as a hypothetical investment option for participants; deemed dividends paid on the common stock are automatically reinvested; and all distributions must be made in Integrys Energy Group's common stock. The second program (Program 2) offers a variety of hypothetical investment options indexed to mutual funds, Integrys Energy Group's return on equity, and Integrys Energy Group's common stock. Participants may not redirect investments between the two programs. All employee deferrals are remitted to WPSC and, therefore, the liabilities and costs associated with the deferred compensation plans are included on WPSC's Consolidated Balance Sheet and Consolidated Statement of Income, respectively.

Program 1 distributions are made solely in Integrys Energy Group's common stock; consequently, we classify the deferred compensation arrangement as an equity instrument. Changes in the fair value of the deferred compensation obligation are not recognized. The deferred compensation obligation associated with Program 1 was $19.9 million at December 31, 2006, and $16.1 million at December 31, 2005.

Program 2 permits diversification. As a result, the deferred compensation obligation associated with this program is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to expense, to reflect changes in the fair value of the deferred compensation obligation. The obligation classified within other long-term liabilities was $26.8 million at December 31, 2006, and $23.6 million at December 31, 2005. The costs incurred under Program 2 were $3.0 million in 2006, $2.6 million in 2005, and $2.1 million in 2004.

The deferred compensation programs are partially funded through shares of Integrys Energy Group's common stock that is held in a rabbi trust. The common stock held in the rabbi trust is classified as a reduction of equity in a manner similar to accounting for treasury stock. The total cost of Integrys Energy Group's common stock held in the rabbi trust was $13.2 million at December 31, 2006, and $10.9 million at December 31, 2005.

NOTE 20--PREFERRED STOCK OF SUBSIDIARY

WPSC has 1,000,000 authorized shares of preferred stock with no mandatory redemption and a $100 par value. Outstanding shares are as follows at December 31:

		2006		2005
(Millions, except share amounts)	Series	Shares Outstanding	Carrying Value	Shares Outstanding	Carrying Value
	5.00%	130,765	$13.1	130,778	$13.1
	5.04%	29,920	3.0	29,920	3.0
	5.08%	49,928	5.0	49,928	5.0
	6.76%	150,000	15.0	150,000	15.0
	6.88%	150,000	15.0	150,000	15.0
Total		510,613	$51.1	510,626	$51.1

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

The preferred stock has no pre-emptive, subscription, or conversion rights, and has no sinking fund provisions.

NOTE 21--COMMON EQUITY

Shares outstanding at December 31	2006	2005
Common stock, $1 par value, 200,000,000 shares authorized	43,387,460	40,089,898
Treasury shares	12,000	12,000
Average cost of treasury shares	$25.19	$25.19
Shares in deferred compensation rabbi trust	311,666	270,491
Average cost of deferred compensation rabbi trust shares	$42.24	$40.29

Treasury shares at December 31, 2006, and 2005, relate to our Non-Employee Directors Stock Option Plan. All options under this plan have a ten-year life, but may not be exercised until one year after the date of grant.

We issue common stock under our Stock Investment Plan and under certain of our stock-based employee benefit plans. These stock issuances increased equity $25.0 million, $29.0 million, and $28.3 million in 2006, 2005, and 2004, respectively.

In May 2006, 2,700,000 shares of Integrys Energy Group's common stock were issued relating to the physical settlement of the forward equity agreement with an affiliate of JP Morgan Securities, Inc. (see discussion below) at $53.70 per share and resulted in a net increase in equity of $139.6 million, inclusive of underwriting commissions and other expenses directly related to the issuance.

In November 2005, 1,900,000 shares of Integrys Energy Group's common stock were issued at $53.70 per share and resulted in a net increase in equity of $98.3 million, inclusive of underwriting commissions and other expenses directly related to the issuance.

Reconciliation of Integrys Energy Group's common stock shares	Common Stock Shares Outstanding

Balance at December 31, 2003	36,830,556
Shares issued
Stock Investment Plan	452,471
Stock Options and Employee Stock Option Plans	126,834
Long-term Incentive Plan	39,520
Rabbi trust shares	51,410
Balance at December 31, 2004	37,500,791
Shares issued
Stock Investment Plan	370,928
Stock Options and Employee Stock Option Plans	218,176
Common stock offering	1,900,000
Long-term Incentive Plan	44,538
Rabbi trust shares	55,465
Balance at December 31, 2005	40,089,898
Shares issued
Stock Investment Plan	406,878
Stock Options and Employee Stock Option Plans	100,604
Common stock offering	2,700,000
Long-Term Incentive Plan	33,788
Rabbi trust shares	56,292
Balance at December 31, 2006	43,387,460

Shareholder Rights Plan

In December 1996, we adopted a Shareholder Rights Plan. The rights under this plan expired on their original expiration date of December 11, 2006. The Board of Directors of Integrys Energy Group is focused on maintaining the highest level of corporate governance and believes these rights are no longer needed to protect shareholders.

Dividends

Integrys Energy Group is a holding company and our ability to pay dividends is largely dependent upon the ability of our subsidiaries to pay dividends to us. The PSCW has by order restricted our principal subsidiary, WPSC, to paying normal dividends on its common stock of no more than 103% of the previous year's common stock dividend. The PSCW also requires WPSC to maintain a financial capital structure (i.e., the percentages by which each of common stock equity, preferred stock equity and debt constitute the total capital invested in a utility), which has a common equity range of 50% to 55%. The PSCW has also established a targeted financial common equity ratio at 52% that results in a regulatory common equity ratio of 57.46%. The primary difference between the financial and the regulatory common equity ratio relates to certain off-balance sheet obligations, primarily purchased power obligations, considered by the PSCW in establishing the financial common equity target. Each of these limitations may be modified by a future order of the PSCW. Our right to receive dividends on the common stock of WPSC is also subject to the prior rights of WPSC's preferred shareholders and to provisions in WPSC's restated articles of incorporation which limit the amount of common stock dividends which WPSC may pay if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization. These limitations are not expected to limit any dividend payments in the foreseeable future. At December 31, 2006, WPSC had $317.1 million of retained earnings available for the payment of dividends.

UPPCO's indentures relating to its first mortgage bonds contain certain limitations on the payment of cash dividends on its common stock, which is held solely by Integrys Energy Group. Under the most restrictive of these provisions, $26.1 million of retained earnings were available at December 31, 2006, for the payment of common stock cash dividends by UPPCO.

As of December 31, 2006, MGUC, MERC, and Integrys Energy Services have not made any dividend payments.

At December 31, 2006, Integrys Energy Group had $600.6 million of retained earnings available for the payment of dividends.

Forward Equity Transaction

In November 2005, Integrys Energy Group entered into a forward equity sale agreement with an affiliate of JP Morgan Securities, Inc., as forward purchaser, relating to 2.7 million shares of Integrys Energy Group's common stock. On May 10, 2006, Integrys Energy Group physically settled the forward equity agreement (and, thereby, issued 2.7 million shares of common stock) and received proceeds of $139.6 million. The proceeds were used to pay down commercial paper borrowings originally utilized to finance the acquisition of the natural gas distribution operations in Michigan and for general corporate purposes.

Earnings Per Share

Basic earnings per share are computed by dividing income available for common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing income available for common shareholders by the weighted average number of shares of common stock outstanding during the period adjusted for the exercise and/or conversion of all potentially dilutive securities. Such dilutive items include in-the-money stock options, performance stock rights, and shares related to the forward equity transaction discussed above. The calculation of diluted earnings per share for the years shown excludes some stock option and performance stock rights that had an anti-dilutive effect. All 215,568 performance shares currently outstanding at December 31, 2006, are anti-dilutive. All stock options granted in the years 2006 and 2005 were also anti-dilutive for the year ended December 31, 2006. A total of 659,724 stock options were outstanding at December 31, 2006, related to all shares granted. See Note 19, "Employee Benefit Plans," for more information on stock options. The following tables reconcile the computation of basic and diluted earnings per share:

(Millions, except per share amounts)	2006	2005	2004

Basic Earnings Per Share
Average shares of common stock outstanding - basic	42.3	38.3	37.4
Income available for common shareholders	$155.8	$157.4	$139.7
Earnings per common share (basic)	$3.68	$4.11	$3.74

Diluted Earnings Per Share
Average shares of common stock outstanding	42.3	38.3	37.4
Effect of dilutive securities
Performance stock rights, restricted stock, and stock options	0.1	0.4	0.2
Average shares of common stock outstanding - diluted	42.4	38.7	37.6
Income available for common shareholders	$155.8	$157.4	$139.7
Earnings per common share (diluted)	$3.67	$4.07	$3.72

NOTE 22--STOCK-BASED COMPENSATION

Integrys Energy Group has four stock-based compensation plans: the 2005 Omnibus Incentive Compensation Plan ("2005 Omnibus Plan"), the 2001 Omnibus Incentive Compensation Plan ("2001 Omnibus Plan"), the 1999 Stock Option Plan ("Employee Plan"), and the 1999 Non-Employee Directors Stock Option Plan ("Director Plan"). Under the provisions of the 2005 Omnibus Plan, the number of shares of stock that may be issued in satisfaction of plan awards may not exceed 1,600,000, and no more than 400,000 shares of stock can be granted as performance shares or restricted stock. No additional awards will be issued under the 2001 Omnibus Plan, the Employee Plan, or the Director Plan, although the plans will continue to exist for purposes of the existing outstanding stock-based compensation. The number of shares issuable under each of the aforementioned stock-based compensation plans, each outstanding award, and stock option exercise prices are subject to adjustment, at the Board of Directors' discretion, in the event of any stock split, stock dividend, or other similar transaction. At December 31, 2006, stock options, performance stock rights, and restricted shares were outstanding under the aforementioned plans.

Stock Options

Stock options are granted by the Board of Directors and may be granted at any time. Under the provisions of the 2005 Omnibus Plan, no single employee who is the chief executive officer of Integrys Energy Group or any of the other four highest compensated officers of Integrys Energy Group and its subsidiaries can be granted options for more than 250,000 shares during any calendar year. No stock options will have a term longer than ten years. The exercise price of each stock option is equal to the fair market value of the stock on the date the stock option is granted. Under the 2005 and 2001 Omnibus Plans and the Employee Plan, one-fourth of the stock options granted vest and become exercisable each year on the anniversary of the grant date. Stock options granted under the Director Plan are immediately vested but may not be exercised until one year after the date of grant. Shares to be delivered under the Director Plan consist solely of treasury shares.

The fair value of stock option awards granted in December 2006 was estimated using a binomial lattice model. The expected term of option awards is calculated based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve. The expected dividend yield incorporates the anticipated post-merger dividend rate announced previously as well as historical dividend increase patterns. Integrys Energy Group's expected stock price volatility was estimated using the 10-year historical volatility. The fair values of stock option awards granted in December 2005 and December 2004 were estimated using the Black-Scholes option-pricing model. The following table shows the weighted-average fair values along with the assumptions incorporated into the models:

	2006	2005	2004
Weighted-average fair value	$6.04	$4.40	$4.75
Expected term	6 years	6 years	10 years
Risk-free interest rate	4.42%	4.38%	4.40%
Expected dividend yield	4.90%	4.73%	5.19%
Expected volatility	17%	12%	15%

Total pre-tax compensation cost recognized for stock options during the year ended December 31, 2006, was $1.8 million. The total compensation cost capitalized was immaterial. As of December 31, 2006, $1.8 million of total pre-tax compensation cost related to unvested and outstanding stock options is expected to be recognized over a weighted-average period of 3.1 years.

Cash received from option exercises during the years ended December 31, 2006, 2005, and 2004, was $1.9 million, $5.9 million, and $2.3 million, respectively. The tax benefit realized from these option exercises was immaterial in 2006 and 2004 and was $1.3 million in 2005.

A summary of stock option activity for the year ended December 31, 2006, and the number of outstanding and exercisable stock options by plan at December 31, 2006, is presented below:
	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2005
2001 Omnibus Plan	1,194,441	$41.72
2005 Omnibus Plan	325,347	54.85
Employee Plan	156,973	33.99
Director Plan	12,000	25.50
Granted
2005 Omnibus Plan	334,377	52.73
Exercised
2001 Omnibus Plan	21,562	38.59		0.3
Employee Plan	32,326	33.92		0.6
Forfeited
2001 Omnibus Plan	625	43.38		-
Outstanding at December 31, 2006
2001 Omnibus Plan	1,172,254	41.78	6.55	14.4
2005 Omnibus Plan	659,724	53.78	8.93	0.2
Employee Plan	124,647	34.01	3.74	2.5
Director Plan	12,000	25.50	2.98	0.3
Exercisable at December 31, 2006
2001 Omnibus Plan	929,153	40.43	6.28	12.6
2005 Omnibus Plan	81,342	54.85	8.93	-
Employee Plan	124,647	34.01	3.74	2.5
Director Plan	12,000	25.50	2.98	0.3

No modifications were made to previously issued awards, and no options expired during the year ended December 31, 2006.

During the years ended December 31, 2005, and 2004, the intrinsic value of options exercised totaled $3.3 million and $1.1 million, respectively.

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at December 31, 2006. This is calculated as the difference between Integrys Energy Group's closing stock price on December 31, 2006, and the option exercise price, multiplied by the number of in-the-money stock options.

Performance Stock Rights

A portion of the long-term incentive is awarded in the form of performance stock rights. Performance stock rights vest over a three-year performance period and are paid out in shares of Integrys Energy Group's common stock. No single employee who is the chief executive officer of Integrys Energy Group or any of the other four highest compensated officers of Integrys Energy Group and its subsidiaries can receive a payout in excess of 50,000 performance shares during any calendar year. The number of shares paid out is calculated by multiplying a performance percentage by the number of outstanding stock rights at the completion of the vesting period. The performance percentage is based on the total shareholder return of Integrys Energy Group's common stock relative to the total shareholder return of a peer group of companies. The payout may range from 0% to 200% of target.

The fair values of performance stock right awards granted in December 2005 and December 2004 were estimated using Integrys Energy Group's common stock price on the date of grant, less the present value of expected dividends over the three-year vesting period, assuming a payout of 100% of target. The fair value of performance stock rights granted in December 2006 was estimated using a Monte Carlo valuation model, incorporating the assumptions in the table below. The risk-free interest rate is based on the U.S. Treasury yield curve. The expected dividend yield incorporates the anticipated post-merger dividend rate announced previously as well as historical dividend increase patterns. The expected volatility was estimated using three years of historical data.

2006
Expected term	3 years
Risk-free interest rate	4.74%
Expected dividend yield	4.90%
Expected volatility	14.40%

Pre-tax compensation cost recorded for performance stock rights for the years ended December 31, 2006, 2005, and 2004 was $2.8 million, $3.4 million, and $2.3 million, respectively. The total compensation cost capitalized during these same years was immaterial. As of December 31, 2006, $3.9 million of total pre-tax compensation cost related to unvested and outstanding performance stock rights is expected to be recognized over a weighted-average period of 2.4 years.

A summary of the activity of the performance stock rights plan for the year ended December 31, 2006, is presented below:

	Performance Stock Rights	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2005	211,421	$41.93
Granted	43,147	$51.30
Distributed	37,600	$31.60
Forfeited	1,400	$45.96
Outstanding at December 31, 2006	215,568	$45.58

Performance stock rights vested at December 31, 2005, were distributed during the first quarter of 2006 and had a total intrinsic value of $2.4 million. The actual number of shares of Integrys Energy Group's common stock distributed totaled 45,121 based on a payout of 120% of target. The tax benefit realized due to the distribution of performance shares totaled $1.0 million. No performance shares were distributed during the remainder of the year.

Restricted Shares

In December 2006, a portion of the long-term incentive was awarded in the form of restricted shares. These shares have a four-year vesting period, with 25% of each award vesting on each anniversary of the grant date. During the vesting period, award recipients have voting rights and are entitled to dividends in the same manner as other common shareholders. Restricted shares have a value equal to the fair market value of the shares on the grant date. The grant-date fair value of the December 2006 shares was $52.73. In 2006, an immaterial amount of compensation cost was recorded related to restricted share awards. We expect to recognize $2.9 million in pre-tax compensation cost for these awards over a weighted-average period of 3.9 years.

NOTE 23--REGULATORY ENVIRONMENT

Wisconsin

On January 11, 2007, the PSCW issued a final written order authorizing a retail electric rate increase of $56.7 million (6.61%) and a retail natural gas rate increase of $18.9 million (3.77%), effective January 12, 2007. The 2007 rates reflect a 10.9% return on common equity. The PSCW also approved a common equity ratio of 57.46% in its regulatory capital structure. The 2007 retail electric rate increase was required primarily because of increased costs associated with electric transmission, costs related to the construction of Weston 4 and the additional personnel to maintain and operate the plant, and costs to maintain the Weston 3 generation unit and the De Pere Energy Center. The 2007 retail natural gas rate increase was driven by infrastructure improvements necessary to ensure the reliability of the natural gas distribution system and costs associated with the remediation of former manufactured gas plant sites. In order to provide greater rate certainty for our customers through 2008, WPSC filed a biennial rate proposal with the PSCW on July 7, 2006. The PSCW acted upon this proposal as part of the 2007 rate case and approved the biennial rate proposal for 2007 and 2008, but would not agree to WPSC's proposed revenue stability mechanism.

As part of its January 2007 final written order, the PSCW determined that it was reasonable for WPSC to continue to defer the MISO Day 2 charges associated with net congestion and financial transmission rights costs and revenues, and the cost differences between marginal losses and average losses through 2007. At December 31, 2006, WPSC had deferred $20.8 million of costs related to these matters.

On April 25, 2006, WPSC filed with the PSCW a stipulation agreement with various interveners to refund a portion of the difference between fuel costs that were projected in the 2006 Wisconsin retail rate case and actual Wisconsin retail fuel costs incurred from January 2006 through March 2006 as well as the projected fuel savings in April through June 2006. This refund resulted in a credit to customers' bills over the months of May 2006 to August 2006. On October 2, 2006, WPSC filed for an additional refund of $15.6 million to reflect additional fuel cost saving. The PSCW approved this filing and ordered this amount to be refunded based on November and December usage. Customer refunds of $28.6 million were made in 2006, related to the stipulation agreement. An additional refund to customers of $13.4 million was accrued at December 31, 2006. WPSC expects to make a final refund to customers in the spring of 2007.

On December 22, 2005, the PSCW issued a final written order authorizing a retail electric rate increase of $79.9 million (10.1%) and a retail natural gas rate increase of $7.2 million (1.1%), effective January 1, 2006. The 2006 rates reflect an 11.0% return on common equity. The PSCW also approved a common equity ratio of 59.7% in its regulatory capital structure. The 2006 retail electric rate increase was required primarily because of higher fuel and purchased power costs (including costs associated with the Fox Energy Center power purchase agreement), and also for costs related to the construction of Weston 4, higher transmission expenses, and recovery of a portion of the costs related to the 2005 Kewaunee outage. Partially offsetting the items discussed above, retail electric rates were lowered to reflect a refund to customers in 2006 of a portion of the proceeds received from the liquidation of the nonqualified decommissioning trust fund as a result of the sale of Kewaunee. The 2006 retail natural gas rate increase was driven by infrastructure improvements necessary to ensure the reliability of the natural gas distribution system.

In WPSC's 2006 rate case (discussed above), the PSCW ruled that the deferred assets and liabilities related to the Kewaunee matters should be treated separately and determined that Wisconsin retail customers were entitled to be refunded approximately 85% (approximately $108 million of the total $127.1 million of proceeds received) of the proceeds received from the liquidation of the nonqualified decommissioning trust fund over a two-year period beginning on January 1, 2006 (in addition to the refund of carrying costs on the unamortized balance at the authorized pre-tax weighted average cost of capital). In 2005, the MPSC ruled that WPSC's Michigan customers were entitled to be refunded approximately 2% of the proceeds received from the liquidation of the nonqualified decommissioning fund over a 60-month period. Refunding to Michigan customers began in the third quarter of 2005. In December 2006, the MPSC issued an order authorizing WPSC to amortize the approximately $2 million balance of the Michigan portion of the Kewaunee nonqualified decommissioning trust fund simultaneously with the amortization of approximately $2 million of the 2005 power supply under collections from January 2007 through July 2010. FERC customers will receive approximately 13% of the proceeds received from the liquidation of the nonqualified decommissioning fund.

On August 8, 2005, the FERC accepted the proposed refund plan for filing and implemented the plan effective January 1, 2006, subject to refund upon final resolution. Settlement discussions between WPSC and wholesale parties contesting WPSC's refund plan were held both in the fourth quarter of 2005 and in the first quarter of 2006, and a final agreement was reached with one FERC customer in the second quarter of 2006. A refund of approximately $3 million was made to this customer, offset by a payment received from this customer of approximately $1 million related to both the loss WPSC recorded on the sale of Kewaunee and costs incurred related to the 2005 Kewaunee outage. In the fourth quarter of 2006 a final agreement was reached between WPSC and the remaining FERC customers to resolve all Kewaunee related issues, which included the loss on the sale of Kewaunee, the outage costs related to the 2005 Kewaunee outage, and the refund of the non-qualified decommissioning trust fund. Based upon this resolution, in December 2006, the FERC Administrative Law Judge certified the wind-up plan as uncontested. WPSC expects the FERC to issue a final order approving this settlement in the first quarter of 2007. Pursuant to the settlement, WPSC will be required to make a lump-sum payment to the remaining FERC customers of approximately $14 million representing their contributions to the non-qualified decommissioning trust fund during the period in which they received service from WPSC. The settlement would also require these FERC customers to make two separate lump-sum payments to WPSC with respect to the loss from the sale of Kewaunee and the 2005 Kewaunee power outage. The payments to WPSC total approximately $1 million and $9 million, respectively, and will be netted against the $14 million refund due to these customers within 30 days following the FERC's acceptance of the settlement.

At December 31, 2006, WPSC had recorded a $55.9 million regulatory liability representing the amount of proceeds received from the liquidation of the nonqualified decommissioning trust fund remaining to be refunded in 2007.

The PSCW disallowed recovery of 50% of the 2005 loss on the sale of Kewaunee. The entire loss had previously been approved for deferral, resulting in WPSC writing off $6.1 million of the regulatory asset previously recorded. WPSC petitioned the PSCW for rehearing on this matter; however, the request for rehearing was denied and this decision is now final.

On February 20, 2005, Kewaunee was temporarily removed from service after a potential design weakness was identified in its auxiliary feedwater system. On March 17, 2005, the PSCW authorized WPSC to defer replacement fuel costs related to the outage. On April 8, 2005, the PSCW approved deferral of the operating and maintenance costs, including carrying costs at the most recently authorized pre-tax weighted average cost of capital. In the order granted for WPSC's 2006 rate case, which was finalized on December 22, 2005 (discussed above), the PSCW determined that it was reasonable for WPSC to recover all deferred costs related to the 2005 Kewaunee forced outage over a five-year period, beginning on January 1, 2006, including carrying costs on the unamortized balance at the composite short-term debt rate. Because the PSCW had initially approved deferral of carrying costs based upon the weighted average cost of capital, WPSC was required to write-off $2.2 million of carrying costs in the fourth quarter of 2005. WPSC also filed with the FERC for approval to defer these costs in the wholesale jurisdiction and the issue was resolved as part of the wind-up plan discussed above. For WPSC's Michigan retail customers, fuel costs are recovered through a pass through fuel adjustment clause and no deferral request is needed. At December 31, 2006, $39.4 million was left to be collected from ratepayers and remained recorded as a regulatory asset related to this outage.

In May 2005, WPSC received notification from its coal transportation suppliers that extensive maintenance was required on the railroad tracks that lead into and out of the Powder River Basin. The extensive maintenance ended on November 23, 2005. During the maintenance efforts, WPSC received approximately 87% of the expected coal deliveries. WPSC took steps to conserve coal usage and secured alternative coal supplies at its affected generation facilities during that time. On September 23, 2005, the PSCW approved WPSC's request for deferred treatment of the incremental fuel costs resulting from the coal supply issues. As of December 31, 2006, $6.6 million was deferred related to this matter. These costs were addressed in WPSC's 2007 retail electric rate case and will be recoverable in 2007 and 2008.

On November 5, 2004, WPSC filed an application with the PSCW to defer all incremental costs, including carrying costs, resulting from unexpected problems encountered in the 2004 refueling outage at Kewaunee. During the refueling outage, an unexpected problem was encountered with equipment used for lifting the reactor vessel internal components to perform a required 10-year inspection. These equipment problems caused the outage to be extended by approximately three weeks. On November 11, 2004, the PSCW authorized WPSC to defer the replacement fuel costs related to the extended outage. On November 23, 2004, the PSCW authorized WPSC to defer purchased power costs and operating and maintenance expenses related to the extended outage, effective from when the problems were discovered, including carrying costs at WPSC's authorized weighted average cost of capital. Kewaunee returned to service on December 4, 2004. In the order granted for WPSC's 2006 rate case, which was finalized on December 22, 2005 (discussed above), the PSCW disallowed recovery of these costs, resulting in the write-off of the $7.6 million regulatory asset WPSC had previously recorded. WPSC petitioned the PSCW for rehearing on this matter; however, the request for rehearing was denied and this decision is now final.

Michigan

On June 27, 2006, the MPSC issued a final written order authorizing a retail electric rate increase for UPPCO of $3.8 million (4.8%), effective June 28, 2006. The 2006 rate reflects a 10.75% return on common equity. The MPSC also approved a common equity ratio of 54.9% in its regulatory capital structure. The retail electric rate increase was required in order to improve service quality and reliability, upgrade technology, and manage rising employee and retiree benefit costs. UPPCO's last retail electric rate increase was in December 2002.

The increased retail electric rate does not reflect the recovery by UPPCO of any deferred costs associated with the Silver Lake incident, which will be addressed in a future proceeding.

On December 8, 2004, UPPCO submitted a request to the MPSC to approve UPPCO's proposed treatment of the pre-tax gains from certain sales of undeveloped and partially developed land located in the Upper Peninsula of Michigan as appropriate for ratemaking purposes. On February 4, 2005, UPPCO submitted an application to the MPSC for a 7.6% increase in retail electric rates ($5.7 million in revenues). UPPCO also requested interim rate recovery of 6.0% ($4.5 million in revenues) to allow UPPCO to recover costs during the time the MPSC was reviewing the full case. On April 28, 2005, the MPSC issued an order authorizing UPPCO to retain 100% of the pre-tax gains on certain lands owned up to $18.5 million and 73% of any pre-tax gains over that amount, and in return UPPCO withdrew its rate increase request.

Federal

Through a series of orders issued by the FERC, Regional Through and Out Rates for transmission service between the MISO and the PJM Interconnection were eliminated effective December 1, 2004. To compensate transmission owners for the revenue they will no longer receive due to this rate elimination, the FERC ordered a transitional pricing mechanism called the Seams Elimination Charge Adjustment (SECA) to be put into place. Load-serving entities paid these SECA charges during a 16-month transition period from December 1, 2004, through March 31, 2006.

For the 16-month transitional period, Integrys Energy Services received billings of $19.2 million for these charges, of which approximately $17 million related to its Michigan retail electric business and $2 million related to its Ohio retail electric business. Integrys Energy Services expensed $14.7 million of the

$19.2 million as it is probable that Integrys Energy Services' total exposure will be reduced by at least $4.5 million due to inconsistencies between the FERC's SECA order and the transmission owners' compliance filings. Integrys Energy Services anticipates settling a significant portion of its SECA matters through vendor negotiations in 2007. Integrys Energy Services has reached settlement agreements with two of its vendors for a combined $1.3 million. The SECA hearing to resolve all issues was held in the spring of 2006. The Administrative Law Judge hearing the case issued an Initial Decision that was in agreement with all of Integrys Energy Services' positions. The Administrative Law Judge certified the Initial Decision to the FERC in mid-September 2006, closing the hearing record. Briefs on Exception to the Initial Opinion were filed with FERC in early September 2006, and Opposing Exceptions were filed on October 10, 2006. The FERC will review the hearing record, the Initial Decision, and the briefs on exception, and issue a Final Order. If the Final Order that follows is consistent with the Initial Decision of the Administrative Law Judge, Integrys Energy Services' total exposure may be reduced by approximately $13 million. The Final FERC Order is subject to rehearing and then court challenges, with final resolution not anticipated until sometime in the first half of 2007. Any refunds to Integrys Energy Services will include interest for the period from payment to refund. Since SECA is a transition charge that ended on March 31, 2006, it does not directly impact Integrys Energy Services' long-term competitiveness because the only unresolved issue is the final FERC Order and pending refund. In addition to potential rehearing and court challenges of the final FERC order in this case, the application and legality of the SECA has been challenged by many load-serving entities, including Integrys Energy Services, and in rehearing requests, which are also subject to court challenges.

The SECA is also an issue for WPSC and UPPCO, who have intervened and protested a number of proposals in this docket because they believe those proposals could result in unjust, unreasonable, and discriminatory charges for customers. It is anticipated that most of the SECA rate charges incurred by WPSC and UPPCO and any refunds will be passed on to customers through rates. WPSC and UPPCO have reached a settlement in principle with American Electric Power and Commonwealth Edison, which was certified by the settlement judge and now awaits approval by the FERC along with dozens of other full and partial settlements. Under the terms of the settlement agreement, American Electric Power and Commonwealth Edison will refund almost $1 million of the approximately $4 million of SECA charges paid by WPSC during the transition period. If FERC does not approve this settlement, which is deemed unlikely, WPSC and UPPCO have reserved their rights to challenge various issues in SECA which were not settled by the hearings. WPSC and UPPCO have also reserved their rights to challenge any briefs on exception to the Initial Decision and FERC's final order in this case if the settlement is not approved.

NOTE 24--VARIABLE INTEREST ENTITIES

The FASB issued Interpretation No. 46R (as revised), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51," in order to improve financial reporting by companies involved with variable interest entities. Interpretation No. 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. The primary beneficiary is the party that absorbs the majority of the expected losses and/or receives the majority of the expected residual returns of the variable interest entity's activities.

Integrys Energy Group adopted the provisions of Interpretation No. 46R for variable interest entities not defined as special purpose entities effective March 31, 2004. The required adoption had no impact on our Consolidated Financial Statements, as we did not identify significant variable interests in any unconsolidated variable interest entities where we were determined to be the primary beneficiary. The adoption of Interpretation No. 46R also included an analysis of our power purchase and sale agreements. We do not believe that any of our power purchase or sale agreements constitute significant variable interests that would lead us to consolidate entities not currently consolidated or deconsolidate any entities currently consolidated.

NOTE 25--SEGMENTS OF BUSINESS

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that companies disclose segment information based on how management makes decisions about allocating resources to segments and measuring their performance.

We manage our reportable segments separately due to their different operating and regulatory environments. At December 31, 2006, Integrys Energy Group reported four segments, which are described below.

Our two regulated segments include the regulated electric utility operations of WPSC and UPPCO, and the regulated natural gas utility operations of WPSC, MGUC, and MERC. WPSC's revenues are primarily derived from the service of electric and natural gas retail customers in northeastern and central Wisconsin and an adjacent portion of Upper Michigan. WPSC also provides wholesale electric service to various customers, including municipal utilities, electric cooperatives, energy marketers, other investor-owned utilities, and a municipal joint action agency. Portions of WPSC's electric and natural gas operations cannot be specifically identified as electric or natural gas and instead are allocated using either actual labor hours, revenues, number of customers, or number of meters. MGUC's revenues are primarily derived from the natural gas distribution service to various cities and communities in lower Michigan, primarily throughout Otsego, Grand Haven, and Monroe counties. MERC's revenues are primarily derived from the natural gas distribution service to various cities and communities in Minnesota including Grand Rapids, Pine City, Rochester, and Dakota County. UPPCO derives revenues from the sale of electric energy in the Upper Peninsula of Michigan.

Integrys Energy Services is our primary nonregulated segment. Integrys Energy Services offers nonregulated natural gas, electric, and alternate fuel supplies as well as energy management and consulting services to retail and wholesale customers in various areas of the United States and portions of Canada. Although Integrys Energy Services has a widening array of products and services, revenues are primarily derived through sales of electricity and natural gas to retail and wholesale customers. Integrys energy Services' marketing and trading operations manage power and natural gas procurement as an integrated portfolio with its retail and wholesale sales commitments. Electricity required to fulfill these sales commitments is procured from both Integrys Energy Services merchant electric power generation and from independent generators, energy marketers, and organized electric power markets. Natural gas is purchased from a variety of suppliers under daily, monthly, seasonal and long-term contracts with pricing delivery and volume schedules to accommodate customer requirements. Integrys Energy Services' customers include utilities, municipalities, cooperatives, commercial and industrial consumers, aggregators, and other marketing and retail entities.

Integrys Energy Services also owns several merchant electric generation plants, primarily in the Midwest and northeastern United States and adjacent portions of Canada. Integrys Energy Services markets power from these plants that is not under contract to third parties. Integrys Energy Services utilizes power from its New England and Canadian assets primarily to serve firm load commitments in northern Maine and certain other sales agreements with customers. For most of the remaining capacity available from these plants, Integrys Energy Services utilizes financial tools, including forwards, options, and swaps to mitigate exposure, as well as to maximize value from the merchant generation fleet. Power purchase agreements are also in place with third-party customers for approximately 95 megawatts of capacity, which includes the Stoneman facility in Cassville, Wisconsin, and the Combined Locks facility in Combined Locks, Wisconsin.

The Holding Company and Other segment, another nonregulated segment, includes the operations of Integrys Energy Group and WPS Resources Capital Corporation as holding companies and the nonutility activities at WPSC, MGUC, MERC, and UPPCO. Equity earnings from our investments in ATC, Wisconsin River Power Company, and Guardian Pipeline, LLC (prior to its sale in 2006) are included in the Holding Company and Other Segment.

The tables below present information for the respective years pertaining to our operations segmented by lines of business.

	Regulated Utilities			Nonutility and Nonregulated Operations
2006 (Millions)	Electric Utility(1)	Gas Utility(1)	Total Utility(1)	Integrys Energy Services	Other(2)	Reconciling Eliminations	Integrys Energy Group Consolidated

Income Statement
External revenues	$1,057.9	$676.1	$1,734.0	$5,151.8	$4.9	$-	$6,890.7
Intersegment revenues	41.5	0.8	42.3	7.3	1.2	(50.8)	-
Depreciation	66.0	28.7	94.7	10.7	0.7	-	106.1
Miscellaneous income	2.6	1.0	3.6	(11.4)	66.0(3)	(16.0)	42.2
Interest expense	30.0	18.1	48.1	15.4	51.7	(16.0)	99.2
Provision for income taxes	48.6	1.5	50.1	(5.0)	(0.1)	-	45.0
Income from continuing operations	87.6	(1.3)	86.3	65.0	0.3	-	151.6
Discontinued operations	-	-	-	7.3	-	-	7.3
Preferred stock dividends of subsidiary	2.1	1.0	3.1	-	-	-	3.1
Income available for common shareholders	85.5	(2.3)	83.2	72.3	0.3	-	155.8
Total assets	2,368.0	1,483.9	3,851.9	2,736.7	741.5	(468.4)	6,861.7
Cash expenditures for long-lived assets	282.1	54.6	336.7	5.5	(0.2)	-	342.0
(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Other column.
(3)	Other miscellaneous income includes $40.6 million of equity income.

	Regulated Utilities			Nonutility and Nonregulated Operations
2005 (Millions)	Electric Utility(1)	Gas Utility(1)	Total Utility(1)	Integrys Energy Services	Other(2)	Reconciling Eliminations	Integrys Energy Group Consolidated

Income Statement
External revenues	$1,003.6	$520.6	$1,524.2	$5,301.3	$-	$-	$6,825.5
Intersegment revenues	33.5	1.4	34.9	13.6	1.1	(49.6)	-
Depreciation and decommissioning	113.4	17.4	130.8	11.2	0.3	-	142.3
Miscellaneous income	51.6	0.5	52.1	(0.8)	39.4(3)	(4.5)	86.2
Interest expense	27.1	8.7	35.8	4.4	26.3	(4.5)	62.0
Provision for income taxes	37.0	7.3	44.3	(2.4)	(2.3)	-	39.6
Income from continuing operations	66.2	14.3	80.5	64.2	5.9	-	150.6
Discontinued operations	-	-	-	11.5	-	-	11.5
Cumulative effect of change in accounting principle	-	-	-	(1.6)	-	-	(1.6)
Preferred stock dividends of subsidiary	2.0	1.1	3.1	-	-	-	3.1
Income available for common shareholders	64.2	13.2	77.4	74.1	5.9	-	157.4
Total assets	2,082.3	660.8	2,743.1	2,442.9	455.4	(178.9)	5,462.5
Cash expenditures for long-lived assets	373.9	36.4	410.3	2.7	0.9	-	413.9
(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Other column.
(3)	Other miscellaneous income includes $31.8 million of equity income.

	Regulated Utilities			Nonutility and Nonregulated Operations
2004 (Millions)	Electric Utility(1)	Gas Utility(1)	Total Utility(1)	Integrys Energy Services	Other(2)	Reconciling Eliminations	Integrys Energy Group Consolidated

Income Statement
External revenues	$875.6	$416.4	$1,292.0	$3,584.1	$-	$-	$4,876.1
Intersegment revenues	21.0	4.5	25.5	15.4	1.1	(42.0)	-
Depreciation and decommissioning	79.5	16.0	95.5	10.8	0.5	-	106.8
Miscellaneous income	10.4	0.4	10.8	(0.3)	40.6(3)	(3.2)	47.9
Interest expense	25.6	7.7	33.3	3.3	20.8	(3.2)	54.2
Provision for income taxes	39.2	10.2	49.4	(15.2)	(3.8)	-	30.4
Income from continuing operations	70.8	18.4	89.2	55.5	11.9	-	156.6
Discontinued operations	-	-	-	(13.8)	-	-	(13.8)
Preferred stock dividends of subsidiary	2.0	1.1	3.1	-	-	-	3.1
Income available for common shareholders	68.8	17.3	86.1	41.7	11.9	-	139.7
Cash expenditures for long-lived assets	223.0	62.7	285.7	3.8	0.3	-	289.8
(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Other column.
(3)	Other miscellaneous income includes $23.9 million of equity income.

Geographic Information (Millions)	2006		2005		2004
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues
United States	$4,908.5	$3,605.1	$4,659.8	$2,691.9	$3,749.1
Canada(1)	1,982.2	21.0	2,165.7	21.7	1,127.0
Total	$6,890.7	$3,626.1	$6,825.5	$2,713.6	$4,876.1
(1)	Revenues and assets of Canadian subsidiaries.

NOTE 26--QUARTERLY FINANCIAL INFORMATION (Unaudited)

(Millions, except for share amounts)	Three Months Ended
	2006
	March	June	September	December	Total
Operating revenues	$1,995.7	$1,475.3	$1,555.1	$1,864.6	$6,890.7
Operating Income	95.3	67.7	44.5	42.3	249.8
Income from continuing operations	59.3	41.8	28.1	22.4	151.6
Discontinued operations, net of tax	1.6	(6.1)	12.1	(0.3)	7.3
Preferred stock dividends of subsidiary	0.8	0.8	0.7	0.8	3.1
Income available for common shareholders	60.1	34.9	39.5	21.3	155.8

Average number of shares of common stock (basic)	40.3	42.2	43.3	43.5	42.3
Average number of shares of common stock (diluted)	40.6	42.2	43.4	43.6	42.4

Earnings per common share (basic) (1)
Income from continuing operations	$1.45	$0.97	$0.63	$0.50	$3.51
Discontinued operations	0.04	(0.14)	0.28	(0.01)	0.17
Earnings per common share (basic)	1.49	0.83	0.91	0.49	3.68
Earnings per common share (diluted) (1)
Income from continuing operations	1.44	0.97	0.63	0.50	3.50
Discontinued operations	0.04	(0.14)	0.28	(0.01)	0.17
Earnings per common share (diluted)	1.48	0.83	0.91	0.49	3.67

	2005
	March	June	September	December	Total
Operating revenues	$1,458.9	$1,310.9	$1,712.7	$2,343.0	$6,825.5
Operating Income	85.2	5.8	62.8	7.7	161.5
Income from continuing operations	62.8	29.5	43.8	14.5	150.6
Discontinued operations, net of tax	3.9	(4.8)	5.1	7.3	11.5
Cumulative effect of change in accounting principle	-	-	-	(1.6)	(1.6)
Preferred stock dividends of subsidiary	0.8	0.8	0.7	0.8	3.1
Income available for common shareholders	65.9	23.9	48.2	19.4	157.4

Average number of shares of common stock (basic)	37.8	38.0	38.2	39.1	38.3
Average number of shares of common stock (diluted)	38.1	38.4	38.6	39.6	38.7

Earnings per common share (basic) (1)
Income from continuing operations	$1.64	$0.76	$1.13	$0.35	$3.85
Discontinued operations	0.10	(0.13)	0.13	0.19	0.30
Cumulative effect of change in accounting principle	-	-	-	(0.04)	(0.04)
Earnings per common share (basic)	1.74	0.63	1.26	0.50	4.11
Earnings per common share (diluted) (1)
Income from continuing operations	1.63	0.75	1.12	0.35	3.81
Discontinued operations	0.10	(0.13)	0.13	0.18	0.30
Cumulative effect of change in accounting principle	-	-	-	(0.04)	(0.04)
Earnings per common share (diluted)	1.73	0.62	1.25	0.49	4.07
(1) Earnings per share for the individual quarters do not total the year ended earnings per share amount because of changes to the average number of shares outstanding and changes in incremental issuable shares throughout the year.

Because of various factors, the quarterly results of operations are not necessarily comparable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEGRYS ENERGY GROUP, INC.

H. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Integrys Energy Group, Inc.

We have audited the accompanying consolidated balance sheets of Integrys Energy Group, Inc. (formerly WPS Resources Corporation) and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Integrys Energy Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 19 to the consolidated financial statements, at December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." As discussed in Notes 1 and 15 to the consolidated financial statements, effective December 31, 2005, the Company changed its method of accounting for conditional asset retirement obligations to adopt FASB Interpretation No. 47, "Conditional Asset Retirement Obligations." As discussed in Notes 1 and 22 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment".

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 26, 2007

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

I. MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of WPSC and its subsidiary is responsible for establishing and maintaining adequate internal control over financial reporting. WPSC's control systems were designed to provide reasonable assurance to WPSC's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

WPSC's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, WPSC's internal control over financial reporting is effective based on those criteria.

WPSC's independent registered public accounting firm has issued an audit report on management's assessment of WPSC's internal control over financial reporting.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

J. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Wisconsin Public Service Corporation

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Wisconsin Public Service Corporation and subsidiary (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of new accounting standards.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 26, 2007

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

K. CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31
(Millions)	2006	2005	2004

Operating revenues
Electric	$990.6	$932.9	$801.2
Natural gas	443.8	522.0	420.9
Total operating revenues	1,434.4	1,454.9	1,222.1
Operating expenses
Electric production fuels	142.6	188.0	137.7
Purchased power	353.5	201.7	111.3
Natural gas purchased for resale	319.8	397.4	301.9
Other operating expenses	250.3	333.2	306.9
Maintenance	59.6	66.4	79.1
Depreciation and decommissioning	79.6	126.0	91.0
Federal income taxes	46.5	19.3	37.8
Investment tax credit restored	(0.7)	(1.3)	(1.3)
State income taxes	9.6	6.6	10.6
Gross receipts tax and other	43.5	39.8	38.5
Total operating expense	1,304.3	1,377.1	1,113.5
Operating income	130.1	77.8	108.6
Other income and (deductions)
Allowance for equity funds used during construction	0.6	1.5	2.0
Other, net	14.7	60.6	35.2
Income taxes	(2.9)	(19.5)	(4.2)
Total other income	12.4	42.6	33.0
Interest expense
Interest on long-term debt	29.4	29.8	29.9
Other interest	11.2	6.5	4.5
Allowance for borrowed funds used during construction	(0.2)	(0.4)	(0.7)
Total interest expense	40.4	35.9	33.7
Net income	102.1	84.5	107.9
Preferred stock dividend requirements	3.1	3.1	3.1
Earnings on common stock	$99.0	$81.4	$104.8

The accompanying Integrys Energy Group's and Wisconsin Public Service Corporation's notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

L. CONSOLIDATED BALANCE SHEETS

At December 31
(Millions)	2006	2005
Assets
Utility plant
Electric	$1,983.1	$1,915.1
Natural gas	575.7	548.5
Total	2,558.8	2,463.6
Less - Accumulated depreciation	1,040.1	979.9
Total	1,518.7	1,483.7
Construction in progress	440.4	285.0
Net utility plant	1,959.1	1,768.7

Current assets
Cash and cash equivalents	0.8	2.5
Restricted cash	22.0	-
Customer and other receivables, net of reserves of $7.0
at December 31, 2006 and $8.5 at December 31, 2005	170.1	170.8
Receivables from related parties	18.9	3.9
Accrued unbilled revenues	60.0	78.1
Fossil fuel, at average cost	25.9	18.2
Natural gas in storage, at average cost	76.4	81.1
Materials and supplies, at average cost	24.5	23.8
Assets from risk management activities	17.5	29.3
Prepaid federal income tax	31.6	17.9
Prepaid gross receipts tax	34.1	29.8
Prepayments and other	21.9	12.4
Total current assets	503.7	467.8
Regulatory assets	290.3	266.4
Receivables from related parties	56.4	-
Goodwill	36.4	36.4
Investments and other assets	110.7	147.2
Total assets	$2,956.6	$2,686.5

Capitalization and Liabilities
Capitalization
Common stock equity	$1,100.0	$996.5
Preferred stock with no mandatory redemption	51.2	51.2
Long-term debt to parent	11.0	11.5
Long-term debt	620.6	496.1
Total capitalization	1,782.8	1,555.3

Current liabilities
Current portion of long-term debt	22.0	-
Short-term debt	48.0	85.0
Accounts payable	205.0	214.6
Payables to related parties	25.2	15.6
Accrued interest and taxes	8.8	8.1
Accrued pension contributions	-	25.3
Other	46.6	25.7
Total current liabilities	355.6	374.3

Long-term liabilities and deferred credits
Deferred income taxes	156.8	132.5
Deferred investment tax credits	12.9	13.6
Regulatory liabilities	272.0	354.6
Environmental remediation liability	67.8	65.8
Pension and postretirement benefit obligations	186.5	80.5
Payables to related parties	18.1	17.0
Other long-term liabilities	104.1	92.9
Total long-term liabilities and deferred credits	818.2	756.9
Commitments and contingencies	-	-
Total capitalization and liabilities	$2,956.6	$2,686.5

The accompanying Integrys Energy Group's and Wisconsin Public Service Corporation's
notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

M. CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31
(Millions, except share amounts)	2006	2005

Common stock equity
Common stock, $4 par value, 32,000,000 shares authorized,
23,896,962 shares outstanding	$95.6	$95.6
Premium on capital stock	685.1	595.8
Accumulated other comprehensive loss	(0.2)	(3.8)
Retained earnings	319.5	308.9
Total common stock equity	1,100.0	996.5

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -
Shares
Series Outstanding
5.00% 131,916	13.2	13.2
5.04% 29,983	3.0	3.0
5.08% 49,983	5.0	5.0
6.76% 150,000	15.0	15.0
6.88% 150,000	15.0	15.0
Total preferred stock	51.2	51.2

Long-term debt to parent
Series Year Due
8.76% 2015	4.5	4.7
7.35% 2016	6.5	6.8
Total long-term debt to parent	11.0	11.5

Long-term debt
First mortgage bonds
Series Year Due
6.90% 2013	22.0	22.0
7.125% 2023	0.1	0.1
Senior notes
Series Year Due
6.125% 2011	150.0	150.0
4.875% 2012	150.0	150.0
3.95% 2013	22.0	-
4.80% 2013	125.0	125.0
6.08% 2028	50.0	50.0
5.55% 2036	125.0	-
Total first mortgage bonds and senior notes	644.1	497.1
Unamortized (discount) premium on long-term debt, net	(1.5)	(1.0)
Total	642.6	496.1
Current portion	(22.0)	-
Total long-term debt	620.6	496.1
Total capitalization	$1,782.8	$1,555.3

The accompanying Integrys Energy Group's and Wisconsin Public Service Corporation's notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

N. CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

						Accumulated
				Capital in		Other
	Comprehensive		Common	Excess of	Retained	Comprehensive
(Millions)	Income	Total	Stock	Par Value	Earnings	Income / (Loss)

Balance at December 31, 2003	-	$798.2	$95.6	$438.3	$279.2	($14.9)
Earnings on common stock	$104.8	104.8	-	-	104.8	-
Other comprehensive loss - minimum pension liability (net of taxes of $3.8)	(5.8)	(5.8)	-	-	-	(5.8)
Comprehensive income	$99.0	-	-	-	-	-
Net equity infusions from parent	-	75.0	-	75.0	-	-
Dividends to parent	-	(75.0)	-	-	(75.0)	-
Other	-	2.5	-	2.7	(0.2)	-

Balance at December 31, 2004	-	$899.7	$95.6	$516.0	$308.8	($20.7)
Earnings on common stock	$81.4	81.4	-	-	81.4	-
Other comprehensive income - minimum pension liability (net of taxes of $11.3)	16.9	16.9	-	-	-	16.9
Comprehensive income	$98.3	-	-	-	-	-
Net equity infusions from parent	-	75.0	-	75.0	-	-
Dividends to parent	-	(81.0)	-	-	(81.0)	-
Other	-	4.5	-	4.8	(0.3)	-

Balance at December 31, 2005	-	$996.5	$95.6	$595.8	$308.9	($3.8)
Earnings on common stock	$99.0	99.0	-	-	99.0	-
Other comprehensive income - minimum pension liability (net of taxes of $2.5)	3.8	3.8	-	-	-	3.8
Comprehensive income	$102.8	-	-	-	-	-
Net equity infusions from parent	-	85.0	-	85.0	-	-
Dividends to parent	-	(88.0)	-	-	(88.0)	-
Adjustments to initially apply SFAS No. 158 (net of taxes of $0.1)	-	(0.2)	-	-	-	(0.2)
Other	-	3.9	-	4.3	(0.4)	-

Balance at December 31, 2006	-	$1,100.0	$95.6	$685.1	$319.5	($0.2)

The accompanying Integrys Energy Group's and Wisconsin Public Service Corporation's notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

O. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2006	2005	2004

Cash flows from operating activities:
Net income	$102.1	$84.5	$107.9

Adjustments to reconcile net income to net cash from
operating activities -
Depreciation and decommissioning	79.6	126.0	91.0
Gain on nuclear decommissioning trust	-	(15.7)	(5.5)
Amortization	17.4	13.8	21.5
Recovery (deferral) of Kewaunee outage expenses	9.5	(49.2)	(7.2)
Refund of non-qualified decommissioning fund	(54.5)	-	-
Recoveries and refunds of other regulatory assets and liabilities	27.0	26.0	21.3
Deferred income taxes	21.4	(16.4)	2.4
Investment tax credit restored	(0.7)	(1.6)	(1.4)
Allowance for equity funds used during construction	(0.7)	(1.5)	(2.0)
Equity income, net of dividends	(2.2)	(12.5)	(14.6)
Gain on sale of property	-	-	(13.7)
Pension expense	26.7	25.2	16.3
Postretirement expense	10.3	13.6	12.4
Pension and postretirement funding	(43.2)	(28.6)	(17.8)
Assumption of pension and post retirement liabilities of MERC and MGUC	33.6	-	-
Other, net	2.5	(31.1)	21.5
Changes in -
Customer and other receivables	(5.4)	(66.9)	1.0
Accrued utility revenues	18.1	(9.7)	(17.1)
Fossil fuel inventory	(6.8)	(2.2)	(0.3)
Natural gas in storage	4.6	(20.9)	(9.3)
Income taxes	(14.0)	(13.2)	(0.7)
Miscellaneous assets	(13.6)	(6.0)	(2.6)
Accounts payable	(2.7)	68.7	9.0
Miscellaneous current and accrued liabilities	8.4	5.2	1.8
Net cash provided by operating activities	217.4	87.5	213.9

Cash flows from investing activities:
Capital expenditures	(302.9)	(400.3)	(272.8)
Restricted cash for repayment of long-term debt	(22.0)	-	-
Sale of property, plant, and equipment	-	-	19.5
Proceeds from the sale of Kewaunee power plant	-	112.5	-
Proceeds from the sale of partial interest in Weston 4 power plant	-	95.1	-
Proceeds from the liquidation of non-qualified decommissioning trust	-	127.1	-
Purchases of nuclear decommissioning trust investments	-	(18.6)	(213.3)
Sales of nuclear decommissioning trust investments	-	18.6	213.3
Decommissioning funding	-	-	(0.3)
Other	3.7	1.1	1.6
Net cash used for investing activities	(321.2)	(64.5)	(252.0)

Cash flows from financing activities:
Short-term debt - net	(37.0)	(16.0)	91.0
Issuance of long-term debt	147.0	-	-
Payments of long-term debt and capital lease	(0.5)	(0.4)	(50.3)
Net equity contributions from parent	85.0	75.0	75.0
Dividends to parent	(88.0)	(81.0)	(75.0)
Preferred stock dividends	(3.1)	(3.1)	(3.1)
Other	(1.3)	1.5	(0.7)
Net cash provided by (used for) financing activities	102.1	(24.0)	36.9
Net change in cash and equivalents	(1.7)	(1.0)	(1.2)
Cash and equivalents at beginning of year	2.5	3.5	4.7
Cash and equivalents at end of year	$0.8	$2.5	$3.5

The accompanying Integrys Energy Group's and Wisconsin Public Service Corporation's
notes are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

P. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain notes to WPSC's financial statements are combined with the notes to the financial statements of Integrys Energy Group in Item 8, Section G. The combined notes are listed below.

Item 8, Section G Footnote Reference
Summary of Significant Accounting Policies	Note 1
Risk Management Activities	Note 3
Acquisitions and Sales of Assets	Note 6
Jointly Owned Utility Facilities	Note 7
Nuclear Decommissioning Trust	Note 8
Regulatory Assets and Liabilities	Note 9
Investments in Affiliates, at Equity Method	Note 10
Goodwill and Other Intangible Assets	Note 11
Short-Term Debt and Lines of Credit	Note 13
Long-Term Debt	Note 14
Commitments and Contingencies	Note 17
Guarantees	Note 18
Employee Benefit Plans	Note 19
Preferred Stock of Subsidiary	Note 20
Common Equity	Note 21
Stock-Based Compensation	Note 22
Regulatory Environment	Note 23
Variable Interest Entities	Note 24

In addition to the combined notes, the following are supplemental notes for WPSC. These notes should be read in conjunction with Integrys Energy Group's consolidated financial statements and the related notes. WPSC is subject to regulation by the PSCW, MPSC, and FERC under the Federal Power Act and follows the Uniform System of Accounts prescribed by the FERC.

NOTE 1--CASH AND CASH EQUIVALENTS

Cash paid for taxes during 2006, 2005, and 2004 was $37.2 million, $45.3 million, and $38.4 million, respectively. During 2006, 2005, and 2004, cash paid for interest totaled $32.4 million, $30.4 million, and $28.7 million, respectively.

Non-cash transactions were as follows:

(Millions)	2006	2005	2004
Weston 4 construction costs funded through accounts payable	$32.0	$33.7	$22.6

NOTE 2--FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate such value:

Cash, restricted cash, accounts receivable, accounts payable, notes payable, and outstanding commercial paper: The carrying amount approximates fair value due to the short maturity of these investments and obligations.

Long-term debt and preferred stock: The fair values of long-term debt and preferred stock are estimated based on the quoted market price for the same or similar issues or on the current rates offered to WPSC for debt of the same remaining maturity.

Risk management activities: Assets and liabilities from risk management activities are recorded at fair value in accordance with SFAS No. 133.

The estimated fair values of WPSC's financial instruments as of December 31 were:

(Millions)	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$0.8	$0.8	$2.5	$2.5
Restricted cash	22.0	22.0	-	-
Accounts receivable	170.1	170.1	170.8	170.8
Accounts payable	205.0	205.0	214.6	214.6
Notes payable	10.0	10.0	10.0	10.0
Commercial paper	38.0	38.0	75.0	75.0
Long-term debt	644.1	642.7	497.1	509.1
Preferred stock	51.2	48.8	51.2	49.0
Risk management activities - net	5.3	5.3	33.9	33.9

NOTE 3--PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment in service at December 31 consist of the following utility assets:

(Millions)	2006	2005
Electric utility	$1,983.1	$1,915.1
Gas utility	575.7	548.5
Total utility plant	2,558.8	2,463.6
Less: Accumulated depreciation	1,040.1	979.9
Net	1,518.7	1,483.7
Construction in progress	440.4	285.0
Net utility plant	$1,959.1	$1,768.7

Nonutility plant	15.7	15.6
Less: Accumulated depreciation	5.9	5.3
Net nonutility plant	9.8	10.3
Total property, plant, and equipment	$1,968.9	$1,779.0

WPSC's construction in progress increased $155.4 million in 2006 mainly due to the construction of Weston 4. Weston 4 is expected to be commercially operational by June 2008.

NOTE 4--REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected in WPSC's consolidated balance sheets as of December 31:

(Millions)	2006	2005

Regulatory assets
Environmental remediation costs (net of insurance recoveries)	$74.8	$72.3
Pension and post-retirement benefit related items	69.6	32.3
Deferred nuclear costs	45.3	63.8
De Pere Energy Center	40.5	42.9
Deferred MISO costs	20.8	21.2
Derivatives	12.2	1.7
Reserve for uncollectible accounts	7.0	8.5
Reduced coal deliveries	6.6	6.4
Income tax related items	4.6	6.8
Asset retirement obligations	3.6	3.4
Other	5.3	7.1
Total	$290.3	$266.4

Regulatory liabilities
Cost of removal reserve	$185.5	$177.7
Non-qualified decommissioning trust	55.9	126.9
Derivatives	15.5	35.6
Income tax related items	5.1	4.1
Deferred ATC and MISO costs	4.2	3.8
Other	5.8	6.5
Total	$272.0	$354.6

NOTE 5--LEASES

WPSC leases various property, plant, and equipment. Terms of the leases vary but generally require WPSC to pay property taxes, insurance premiums, and maintenance costs associated with the leased property. Many of WPSC's leases contain one of the following options: (a) WPSC can, at the end of the lease term, purchase the property at the current fair market value or (b) exercise a renewal option, as set forth in the lease agreement. Rental expense attributable to operating leases was $5.3 million, $5.2 million, and $4.2 million in 2006, 2005, and 2004 respectively. Future minimum rental obligations under non-cancelable operating leases are payable as follows:

Year ending December 31
(Millions)

2007	$3.7
2008	3.3
2009	2.6
2010	2.4
2011	2.2
Later years	4.3
Total payments	$18.5

NOTE 6--COMMON EQUITY

WPSC is restricted by a PSCW order to paying normal common stock dividends of no more than 103% of the previous year's common stock dividend without the PSCW's approval. Integrys Energy Group may provide equity contributions or request a return of capital in order to maintain utility common equity levels consistent with those allowed by the regulators. Wisconsin law prohibits WPSC from making loans to or guaranteeing obligations of Integrys Energy Group or its other subsidiaries.

During 2006, WPSC received equity contributions of $85.0 million from Integrys Energy Group. WPSC paid common dividends of $88.0 million to Integrys Energy Group in 2006. The equity contributions allowed WPSC's average equity capitalization ratio for ratemaking to remain within the target range as established by the PSCW in its most recent rate order.

NOTE 7--SHORT-TERM DEBT AND LINES OF CREDIT

The information in the table below relates to short-term debt and lines of credit for the years indicated:

(Millions, except for percentages)	2006	2005	2004

As of end of year
Commercial paper outstanding	$38.0	$75.0	$91.0
Average effective rate on outstanding commercial paper	5.55%	4.54%	2.44%
Short-term notes payable outstanding	$10.0	$10.0	$10.0
Average interest rate on short-term notes payable	5.37%	4.32%	2.26%
Available (unused) lines of credit	$73.2	$36.2	$20.2

For the year
Maximum amount of short-term debt	$121.2	$121.0	$116.0
Average amount of short-term debt	$85.8	$69.9	$36.3
Average interest rate on short-term debt	5.15%	3.22%	1.67%

The commercial paper had varying maturity dates ranging from January 2, 2007 through January 5, 2007.

NOTE 8--LONG-TERM DEBT

At December 31, 2006, WPSC was in compliance with all covenants relating to outstanding debt. A schedule of all principal debt payment amounts, including bond maturities and early retirement payments is as follows:

Year ending December 31 (Millions)

2007	$22.0
2008	-
2009	-
2010	-
2011	150.0
Later years	472.1
Total payments	$644.1

See WPSC's Consolidated Statements of Capitalization for more information on WPSC's long-term debt.

NOTE 9--ASSET RETIREMENT OBLIGATIONS

Under the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," and Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," WPSC has recorded liabilities for legal obligations associated with the retirement of tangible long-lived assets. WPSC identified asset retirement obligations primarily related to asbestos abatement at certain generation facilities, office buildings, and service centers; disposal of PCB-contaminated transformers; and closure of fly-ash landfills at certain generation facilities. In accordance with SFAS No. 71, WPSC establishes regulatory assets and liabilities to record the differences between ongoing expense recognition under SFAS No. 143 and Interpretation No. 47, and the rate-making practices for retirement costs authorized by the applicable regulators. All asset retirement obligations are recorded as other long-term liabilities in the Consolidated Balance Sheet of WPSC.

As discussed in Note 6 of Integrys Energy Group's Notes to Consolidated Financial Statements, "Acquisitions and Sales of Assets," the sale of Kewaunee to Dominion was completed on July 5, 2005. As a result of the sale, Dominion assumed the asset retirement obligation related to Kewaunee.

Changes to Asset Retirement Obligation Liabilities

The following table describes changes to the asset retirement obligations of WPSC through December 31, 2006.

(Millions)	WPSC
Asset retirement obligations at December 31, 2003	$344.0
Accretion	20.4
Asset retirement obligations at December 31, 2004	364.4
Accretion	12.4
Asset retirement obligation transferred to Dominion	(376.4)
Adoption of Interpretation No. 47	7.3
Asset retirement obligations at December 31, 2005	7.7
Accretion	0.4
Asset retirement obligations at December 31, 2006	$8.1

NOTE 10--INCOME TAXES

The principal components of WPSC's deferred tax assets and liabilities recognized in the balance sheet as of December 31 are as follows:

(Millions)	2006	2005

Deferred tax assets:
Plant related	$44.5	$36.7
Employee benefits	37.2	27.6
Regulatory deferrals	27.6	31.3
Deferred income and deductions	3.4	19.5
Other	1.0	0.6
Total deferred tax assets	$113.7	$115.7

Deferred tax liabilities:
Plant related	$229.3	$221.9
Regulatory deferrals	32.0	15.6
Deferred income and deductions	3.7	3.6
Employee benefits	-	3.2
Other	0.4	1.3
Total deferred tax liabilities	$265.4	245.6

Consolidated Balance Sheet Presentation:
Current deferred tax assets	$5.1	$2.6
Long-term deferred tax liabilities	156.8	132.5
Net deferred tax liabilities	$151.7	$129.9

The following table presents a reconciliation of federal income taxes (which are calculated by multiplying the statutory federal income tax rate by book income before federal income tax) to the federal income tax expense reported in the Consolidated Statements of Income for the periods ended December 31.

(Millions, except for percentages)	2006		2005		2004
	Rate	Amount	Rate	Amount	Rate	Amount

Statutory federal income tax	35.0%	$56.1	35.0%	$45.0	35.0%	$55.7
State income taxes, net	5.1	8.1	5.3	6.8	5.1	8.1
Investment tax credit restored	(0.4)	(0.7)	(1.2)	(1.6)	(0.9)	(1.4)
Plant related	-	0.1	0.6	0.8	0.1	0.2
Benefits and compensation	(2.5)	(4.1)	(3.1)	(4.0)	(1.9)	(3.1)
Federal tax credits	(0.2)	(0.3)	(0.2)	(0.3)	(0.2)	(0.3)
Other differences, net	(0.7)	(0.9)	(2.1)	(2.6)	(5.0)	(7.9)
Effective income tax	36.3%	$58.3	34.3%	$44.1	32.2%	$51.3

Current provision
Federal		$31.0		$49.9		$38.7
State		6.6		12.2		11.6
Total current provision		37.6		62.1		50.3
Deferred provision (benefit)		21.4		(16.4)		2.3
Investment tax credit restored		(0.7)		(1.6)		(1.3)
Total income tax expense		$58.3		$44.1		$51.3

As the related temporary differences reverse, WPSC is prospectively refunding taxes to customers for which deferred taxes were recorded in prior years at rates different than current rates. The regulatory liability for these refunds and other regulatory tax effects totaled $5.1 million and $4.1 million as of December 31, 2006, and 2005, respectively.

NOTE 11--EMPLOYEE BENEFIT PLANS

Integrys Energy Group has a non-contributory qualified retirement plan covering substantially all employees. Integrys Energy Group also sponsors several nonqualified retirement plans, which are not funded.

Integrys Energy Group also currently offers medical, dental, and life insurance benefits to employees and their dependents. Integrys Energy Group expenses these items for active employees as incurred and funds benefits for retirees through irrevocable trusts as allowed for income tax purposes.

WPSC serves as plan sponsor and administrator for the qualified retirement plan and the other postretirement plans. Accordingly, WPSC's Consolidated Balance Sheets reflect the liabilities associated with these plans. With the exception of the Supplemental Employee Retirement Plans of UPPCO, MGUC, and MERC, the liabilities related to the non-qualified pension plans are also recorded on WPSC's Consolidated Balance Sheets. The net periodic benefit cost associated with the plans is allocated among Integrys Energy Group's subsidiaries. Actuarial calculations are performed (based upon specific employees and their related years of service) in order to determine the appropriate benefit cost allocation.

Plan Information

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires employers to recognize a defined benefit postretirement plan's funded status in the Consolidated Balance Sheets effective December 31, 2006, and recognize changes in the plan's funded status in comprehensive income in the year in which the changes occur. WPSC records changes in funded status that are not allocated to affiliates to regulatory asset or liability accounts, pursuant to SFAS No. 71. Changes in funded status that are allocated to affiliates are recorded on WPSC's Consolidated Balance Sheets as receivables from or payables to related parties. The following table shows the incremental effects of applying SFAS No. 158 on individual line items in WPSC's Consolidated Balance Sheets at December 31, 2006.
(Millions)	Before Application of Statement 158	Adjustments	After Application of Statement 158
Regulatory assets	$226.7	$63.6	$290.3
Receivables from related parties	3.1	53.3	56.4
Investments and other assets	112.2	(1.5)	110.7
Total assets	2,841.2	115.4	2,956.6
Common stock equity	1,100.2	(0.2)	1,100.0
Other current liabilities	43.0	3.6	46.6
Pension and postretirement benefit obligations	78.0	108.5	186.5
Payables to related parties	14.6	3.5	18.1
Total capitalization and liabilities	2,841.2	115.4	2,956.6

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for WPSC during 2006, 2005, and 2004, as well as a statement of the funded status as of December 31.

	Pension Benefits			Other Benefits
(Millions)	2006	2005	2004	2006	2005	2004
Reconciliation of benefit obligation (qualified and non-qualified plans)
Obligation at January 1	$726.2	$718.9	$635.4	$286.9	$294.7	$281.6
Service cost	24.2	23.9	20.5	7.1	8.0	7.5
Interest cost	42.0	40.2	39.7	17.3	16.5	16.9
Plan spin off - Kewaunee sale	-	(25.7)	-	-	(13.3)	-
Plan acquisitions - MGUC and MERC	59.5	-	-	23.0	-	-
Actuarial (gain) loss - net	(19.3)	8.2	61.8	(33.1)	(9.6)	(3.4)
Benefit payments	(47.8)	(39.3)	(38.5)	(9.1)	(9.4)	(7.9)
Obligation at December 31	$784.8	$726.2	$718.9	$292.1	$286.9	$294.7

Reconciliation of fair value of plan assets (qualified plans)
Fair value of plan assets at January 1	$583.0	$588.9	$569.9	$183.0	$170.9	$149.7
Actual return on plan assets	67.3	39.7	54.5	16.5	11.3	12.9
Employer contributions	25.3	8.2	1.6	17.9	20.4	16.2
Plan spin off - Kewaunee sale	-	(15.5)	-	-	(10.4)	-
Plan acquisitions - MGUC and MERC	45.0	-	-	5.4	-	-
Benefit payments	(46.6)	(38.3)	(37.1)	(10.0)	(9.2)	(7.9)
Fair value of plan assets at December 31	$674.0	$583.0	$588.9	$212.8	$183.0	$170.9

	Pension Benefits		Other Benefits
(Millions)	2006	2005	2006	2005
Funded status of plans
Funded status at December 31	$(110.8)	$(143.2)	$(79.3)	$(103.9)
Unrecognized transition obligation	-	0.2	-	2.9
Unrecognized prior-service cost	-	39.4	-	(17.1)
Unrecognized loss	-	120.0	-	74.2
Net asset (liability) recognized	$(110.8)	$16.4	$(79.3)	$(43.9)

Amounts recognized in WPSC's Consolidated Balance Sheets at December 31, 2005 related to the benefit plans consist of:

(Millions)	Pension Benefits	Other Benefits
Accrued benefit cost	$(62.0)	$(43.9)
Intangible assets	39.7	-
Regulatory asset	32.3	-
Accumulated other comprehensive income
(before tax effect of $2.6 million)	6.4	-
Net asset (liability) recognized	$16.4	$(43.9)

Amounts recognized in WPSC's Consolidated Balance Sheets at December 31, 2006 related to the benefit plans consist of:

(Millions)	Pension Benefits	Other Benefits
Current liabilities	3.4	0.2
Noncurrent liabilities	107.4	79.1
	$110.8	$79.3

The following table shows the amounts that have not yet been recognized in WPSC's net periodic benefit cost as of December 31, 2006.

(Millions)	Pension Benefits	Other Benefits
Regulatory assets
Net actuarial loss	$37.5	$12.0
Prior service costs (credits)	30.9	(13.1)
Transition obligation	-	2.3
	$68.4	$1.2

The estimated net loss and prior service cost for defined benefit pension plans that will be amortized as a component of net periodic benefit cost during 2007 are $5.0 million and $4.6 million, respectively. The estimated net loss, prior service credit, and transition obligation for other postretirement benefit plans that will be amortized as a component of net periodic benefit cost during 2007 are $1.9 million, $(1.9) million, and $0.4 million, respectively.

The components of WPSC's net periodic benefit cost (credit) for the plans are shown in the following table:

	Pension Benefits			Other Benefits
(Millions)	2006	2005	2004	2006	2005	2004
Net periodic benefit cost
Service cost	$18.4	$19.3	$16.7	$6.5	$7.5	$6.9
Interest cost	32.8	33.5	33.1	14.2	15.0	15.2
Expected return on plan assets	(36.1)	(38.4)	(40.8)	(12.8)	(12.1)	(11.4)
Amortization of transition obligation	0.2	0.2	0.2	0.4	0.4	0.4
Amortization of prior service cost (credit)	4.7	4.8	5.0	(1.9)	(1.9)	(1.9)
Amortization of net loss	6.7	5.8	2.1	3.9	4.7	3.2
Net periodic benefit cost	$26.7	$25.2	$16.3	$10.3	$13.6	$12.4

Assumptions

Assumed health care cost trend rates have a significant effect on the amounts reported by WPSC for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

(Millions)	1% Increase	1% Decrease
Effects on total of service and interest cost components of net periodic postretirement health care benefit cost	$2.9	$(2.7)
Effect on the health care component of the accumulated postretirement benefit obligation	$36.2	$(32.8)

Defined Contribution Benefit Plans

Integrys Energy Group maintains a 401(k) Savings Plan for substantially all full-time employees. Employees generally may contribute from 1% to 30% of their base compensation to individual accounts within the 401(k) Savings Plan. Participation in this plan automatically qualifies eligible non-union employees for participation in the ESOP. The company match, in the form of shares of Integrys Energy Group's common stock, is contributed to an employee's ESOP account. The plan requires a match equivalent to 100% of the first 4% and 50% of the next 2% contributed by non-union employees. Certain union employees receive a contribution to their ESOP account regardless of their participation in the 401(k) Savings Plan. WPSC's share of the total costs incurred under these plans was $6.4 million in 2006, $6.8 million in 2005, and $6.5 million in 2004.

Integrys Energy Group maintains a deferred compensation plan that enables certain key employees and non-employee directors to defer a portion of their compensation or fees on a pre-tax basis. All employee deferrals are remitted to WPSC and, therefore, the liabilities and costs associated with the deferred compensation plans are included on WPSC's Consolidated Balance Sheets and Consolidated Statements of Income, respectively.

NOTE 12--STOCK-BASED COMPENSATION

WPSC employees may be granted awards under Integrys Energy Group's stock-based compensation plans: the 2005 Omnibus Incentive Compensation Plan (“2005 Omnibus Plan”), the 2001 Omnibus Incentive Compensation Plan (“2001 Omnibus Plan”), and the 1999 Stock Option Plan (“Employee Plan”). Under the provisions of the 2005 Omnibus Plan, the number of shares of stock that may be issued in satisfaction of plan awards may not exceed 1,600,000. No additional awards will be issued under the 2001 Omnibus Plan or the Employee Plan, although the plans will continue to exist for purposes of the existing outstanding stock-based compensation. The number of shares issuable under each of the aforementioned stock-based compensation plans, each outstanding award, and stock option exercise prices are subject to adjustment, at the Board of Directors’ discretion, in the event of any stock split, stock dividend, or other similar transaction. At December 31, 2006, stock options, performance stock rights, and restricted shares were outstanding under the aforementioned plans. Compensation cost associated with these awards is allocated to WPSC and its affiliates based on the percentages used for allocation of the award recipients' labor costs.

Stock Options

The fair value of stock option awards granted in December 2006 was estimated using a binomial lattice model. The expected term of option awards is calculated based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve. The expected dividend yield incorporates the anticipated post-merger dividend rate announced previously as well as historical dividend increase patterns. Integrys Energy Group's expected stock price volatility was estimated using the 10-year historical volatility. The fair values of stock option awards granted in December 2005 and December 2004 were estimated using the Black-Scholes option-pricing model. The following table shows the weighted-average fair values along with the assumptions incorporated into the models:

	2006	2005	2004
Weighted-average fair value	$6.04	$4.40	$4.75
Expected term	6 years	6 years	10 years
Risk-free interest rate	4.42%	4.38%	4.40%
Expected dividend yield	4.90%	4.73%	5.19%
Expected volatility	17%	12%	15%

Total pre-tax compensation cost recognized by WPSC for stock options during the year ended December 31, 2006, was $1.3 million. The total compensation cost capitalized was immaterial.

Performance Stock Rights

The fair values of performance stock right awards granted in December 2005 and December 2004 were estimated using Integrys Energy Group's common stock price on the date of grant, less the present value of expected dividends over the three-year vesting period, assuming a payout of 100% of target. The fair value of performance stock rights granted in December 2006 was estimated using a Monte Carlo valuation model, incorporating the assumptions in the table below. The risk-free interest rate is based on the U.S. Treasury yield curve. The expected dividend yield incorporates the anticipated post-merger dividend rate announced previously as well as historical dividend increase patterns. The expected volatility was estimated using three years of historical data.

2006
Expected term	3 years
Risk-free interest rate	4.74%
Expected dividend yield	4.90%
Expected volatility	14.40%

Pre-tax compensation cost recorded by WPSC for performance stock rights for the years ended December 31, 2006, 2005, and 2004 was $1.9 million, $2.5 million, and $1.7 million. The total compensation cost capitalized during these same years was immaterial.

Restricted Shares

In 2006, an immaterial amount of compensation cost was recorded related to restricted share awards.

NOTE 13--SEGMENTS OF BUSINESS

WPSC manages its reportable segments separately due to their different operating and regulatory environments. Its principal business segments are the regulated electric utility operations and the regulated gas utility operations. The tables below present information for the respective years pertaining to the operations of WPSC segmented by lines of business.

Segments of Business
(Millions)
	Regulated Utilities				WPSC Consolidated
2006	Electric Utility(1)	Gas Utility(1)	Total Utility	Other(2)

Income Statement
Operating revenues	$990.6	$443.8	$1,434.4	$-	$1,434.4
Depreciation	60.9	18.7	79.6	-	79.6
Other income, excluding taxes	2.3	0.2	2.5	12.8	15.3
Interest expense	26.9	10.4	37.3	3.1	40.4
Income taxes	46.9	8.8	55.7	2.6	58.3
Preferred stock dividend requirements	2.1	1.0	3.1	-	3.1
Earnings on common stock	81.3	9.6	90.9	8.1	99.0
Total assets	2,179.2	661.2	2,840.4	116.2	2,956.6
Cash expenditures for long-lived assets	268.4	34.5	302.9	-	302.9
(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Other column.

Segments of Business
(Millions)
	Regulated Utilities				WPSC Consolidated
2005	Electric Utility(1)	Gas Utility(1)	Total Utility	Other(2)

Income Statement
Operating revenues	$932.9	$522.0	$1,454.9	$-	$1,454.9
Depreciation and decommissioning	108.6	17.4	126.0	-	126.0
Other income, excluding taxes	51.5	0.5	52.0	10.1	62.1
Interest expense	24.6	8.7	33.3	2.6	35.9
Income taxes	36.1	7.3	43.4	0.7	44.1
Preferred stock dividend requirements	2.0	1.1	3.1	-	3.1
Earnings on common stock	60.7	13.2	73.9	7.5	81.4
Total assets	1,919.1	660.7	2,579.8	106.7	2,686.5
Cash expenditures for long-lived assets	363.9	36.4	400.3	-	400.3
(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Other column.

Segments of Business
(Millions)
	Regulated Utilities				WPSC Consolidated
2004	Electric Utility(1)	Gas Utility(1)	Total Utility	Other(2)

Income Statement
Operating revenues	$801.2	$420.9	$1,222.1	$-	$1,222.1
Depreciation and decommissioning	75.0	16.0	91.0	-	91.0
Other income, excluding taxes	10.4	0.4	10.8	26.4	37.2
Interest expense	23.1	7.7	30.8	2.9	33.7
Income taxes	38.4	10.2	48.6	2.7	51.3
Preferred stock dividend requirements	2.0	1.1	3.1	-	3.1
Earnings on common stock	65.8	17.3	83.1	21.7	104.8
Cash expenditures for long-lived assets	210.1	62.7	272.8	-	272.8
(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Other column.

NOTE 14--QUARTERLY FINANCIAL INFORMATION (Unaudited)

(Millions)	Three Months Ended
	2006
	March	June	September	December	Total

Operating revenues	$422.4	$306.9	$335.1	$370.0	$1,434.4
Operating income	34.5	30.5	34.8	30.3	130.1
Earnings on common stock	26.2	25.1	26.2	21.5	99.0

	2005
	March	June	September	December	Total

Operating revenues	$394.4	$309.1	$338.5	$412.9	$1,454.9
Operating income	43.0	3.8	31.0	-	77.8
Earnings (loss) on common stock	37.6	21.3	25.7	(3.2)	81.4
Because of various factors that affect the utility business, the quarterly results of operations are not necessarily comparable.

NOTE 15--RELATED PARTY TRANSACTIONS

WPSC routinely enters into transactions with related parties, including Integrys Energy Group, its subsidiaries, and other entities in which WPSC has material interests.

The following table shows purchases from and sales to related parties:

(Millions)	2006	2005	2004

Electric sales to UPPCO	$40.6	$33.5	$16.1
Electric purchases from UPPCO	0.8	28.0	4.9
Natural gas sales to Integrys Energy Services	11.8	9.0	20.8
Natural gas purchases from Integrys Energy Services	7.3	13.6	15.4

WPS Leasing, a consolidated subsidiary of WPSC, has a note payable to WPSC's parent company, Integrys Energy Group. The balance of the payable was $11.0 million and $11.5 million at December 31, 2006 and 2005, respectively. Interest expense on the note totaled approximately $1 million in 2006, 2005, and 2004.

With the exception of UPPCO, MGUC, and MERC's Supplemental Employee Retirement Plans, the liabilities related to the qualified and non-qualified pension plans and the postretirement plans of Integrys Energy Group are recorded on WPSC's Consolidated Balance Sheets. The net periodic benefit cost associated with the plans and the portion of the funded status not yet recognized in income are allocated among Integrys Energy Group's subsidiaries. At December 31, 2006, and 2005, WPSC's Consolidated Balance Sheets included $58.6 million and $1.7 million, respectively, in receivables from related parties related to these benefit plans. At December 31, 2006, WPSC's Consolidated Balance Sheet also included $3.5 million in payables to related parties related to these benefit plans.

Integrys Energy Group and its consolidated subsidiaries file consolidated federal income tax returns. WPSC pays the income taxes, which are then allocated to the appropriate entities. The tax allocable to each subsidiary is the amount of tax it would have paid had it filed a separate return for the tax year in question. At December 31, 2006, WPSC's Consolidated Balance Sheet included intercompany taxes payable of $16.1 million. At December 31, 2005, WPSC's Consolidated Balance Sheet included intercompany taxes payable of $19.1 million.

At December 31, 2006, WPSC had a 21.19% interest in WPS Investments accounted for under the equity method. WPS Investments is a consolidated subsidiary of Integrys Energy Group that is jointly owned by Integrys Energy Group, WPSC, and UPPCO. Prior to 2003, WPS Investments was a consolidated subsidiary of WPSC, but capital contributions during 2003 resulted in majority ownership by Integrys Energy Group. The ownership interests have varied throughout 2006, 2005, and 2004 and will continue to change as cash is contributed by Integrys Energy Group or additional assets are contributed by the utilities. Equity income recorded by WPSC during 2006, 2005, and 2004 was $9.3 million, $7.6 million, and $6.9 million, respectively.

WPSC also provides and receives other services, property, and things of value to and from its parent, Integrys Energy Group, and other subsidiaries of Integrys Energy Group. All such transactions are made pursuant to a master affiliated interest agreement approved by the PSCW, MPSC and MPUC. The agreement provides that WPSC receives payment equal to the higher of its cost or fair value for services and property and other things of value which WPSC provides to Integrys Energy Group or its other nonregulated subsidiaries, and WPSC makes payments equal to the lower of the provider's cost or fair value for property, services, and other things of value which Integrys Energy Group or its other nonregulated subsidiaries provide to WPSC. The agreement further provides that any services, property, or other things of value provided to or from WPSC to or for any other regulated subsidiary of Integrys Energy Group be provided at cost. Modification or amendment to the master agreement requires the approval of the PSCW.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN PUBLIC SERVICE CORPORATION

Q. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Wisconsin Public Service Corporation

We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Public Service Corporation and subsidiary (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wisconsin Public Service Corporation and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in the combined Note 22, referenced in the introduction to the notes to the Company's consolidated financial statements, effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment". As discussed in Note 11 to the consolidated financial statements, at December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." As discussed in Note 9 to the consolidated financial statements, effective December 31, 2005, the Company changed its method of accounting for conditional asset retirement obligations to adopt FASB Interpretation No. 47, "Conditional Asset Retirement Obligations."

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 26, 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, Integrys Energy Group's and WPSC's management evaluated, with the participation of Integrys Energy Group's and WPSC's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of Integrys Energy Group's and WPSC's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, Integrys Energy Group's and WPSC's disclosure controls and procedures were effective as of the date of such evaluation in timely alerting them to material information relating to Integrys Energy Group and WPSC (including their consolidated subsidiaries) required to be included in their periodic SEC filings, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in Internal Controls

There were no changes in Integrys Energy Group's and WPSC's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Management Reports on Internal Control over Financial Reporting

For the Integrys Energy Group's and WPSC's Management Report on Internal Control Over Financial Reporting see Sections A and I of Item 8.

Reports of Independent Registered Public Accounting Firm

For the Integrys Energy Group's and WPSC's Reports of Independent Registered Public Accounting Firm see Sections B and J of Item 8.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Information required by this Item regarding the directors of Integrys Energy Group, Section 16 compliance and the members of the Audit Committee and the Audit Committee financial expert can be found in Integrys Energy Group's Proxy Statement for its Annual Meeting of Shareholders to be held May 17, 2007, under the captions "Election of Directors," "Ownership of Voting Securities-Section 16(a) Beneficial Ownership Reporting Compliance" and "Board Committees," respectively. Such information is incorporated by reference as if fully set forth herein. At December 31, 2006, the directors of Integrys Energy Group were also the directors of WPSC. After the merger with Peoples Energy, the directors of WPSC were changed and now consist of Lawrence T. Borgard, Thomas P. Meinz, Phillip M. Mikulsky, Thomas A. Nardi, Joseph P. O'Leary, Desiree G. Rogers, Charles A. Schrock and Larry L. Weyers, all of whom are inside directors.

Information regarding the executive officers of Integrys Energy Group and WPSC can be found in this Annual Report on Form 10-K in Item 4A.

Integrys Energy Group has adopted a Code of Conduct, which serves as our Code of Business Conduct and Ethics. The Code of Conduct applies to all of our directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller and any other persons performing similar functions. The Code of Conduct also applies to WPSC and all of its directors, officers, and employees. Integrys Energy Group has also adopted corporate governance guidelines.

Integrys Energy Group's Code of Conduct, Corporate Governance Guidelines and charters of the board committees may be accessed on the Integrys Energy Group web site, www.integrysgroup.com under "Investor Information" then select "Corporate Governance." Copies of Integrys Energy Group's Code of Conduct, Corporate Governance Guidelines and charters of the board committees can also be obtained by writing to Integrys Energy Group, Inc., Attention: Peter Kauffman, Secretary, 130 East Randolph Drive, Chicago, Illinois 60601. Any amendments to, or waivers from, our Code of Conduct will be disclosed on our web site within the prescribed time period.

ITEM 11. EXECUTIVE COMPENSATION

Integrys Energy Group, Inc.

Information required by this Item regarding compensation paid by Integrys Energy Group to its directors and its "named executive officers" in 2006 can be found in Integrys Energy Group's Proxy Statement for its Annual Meeting of Shareholders to be held May 17, 2007, under the captions "Director Compensation" and "Executive Compensation." Such information is incorporated by reference as if fully set forth herein. Named executive officers include the Chief Executive Officer, Chief Financial Officer and each of Integrys Energy Group's three other most highly compensated executive officers for 2006.

Wisconsin Public Service Corporation

The following information sets forth cash and other compensation paid to or earned by each of the named executive officers of WPSC for 2006. Named executive officers include the Chief Executive Officer, Chief Financial Officer and each of WPSC's three other most highly compensated executive officers for 2006.

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis is to provide material information that is necessary for an understanding of WPSC's compensation policies and decisions relating to WPSC's named executive officers, including the identification of key components of WPSC's executive compensation program, and an explanation of the purpose of each key component. The named executive officers for 2006 include: Larry L. Weyers, Chairman and Chief Executive Officer; Joseph P. O'Leary, Senior Vice President and Chief Financial Officer; Charles A. Schrock, President and Chief Operating Officer - Generation; Thomas P. Meinz, Executive Vice President - Public Affairs; and Lawrence T. Borgard, President and Chief Operating Officer - Energy Delivery.

WPSC executives participate in the compensation plans of its parent company, Integrys Energy Group. The Compensation Committee of the Integrys Energy Group Board of Directors presents recommendations regarding appropriate compensation packages for WPSC's executive officers to the WPSC Board of Directors, for its approval. The recommendations of the Compensation Committee are based on the same compensation philosophy and use of market studies as those used in determining compensation for executives of Integrys Energy Group. For information relating to the compensation philosophy and use of market studies in determining compensation for WPSC's executives, including other information material to understanding WPSC's compensation policies and decisions relating to its directors and its "named executive officers" see Integrys Energy Group's Proxy Statement for its Annual Meeting of Shareholders to be held May 17, 2007, under the captions "Director Compensation" and "Executive Compensation." Such information is incorporated by reference as if fully set forth herein.

At December 31, 2006, the directors of WPSC were also the directors of Integrys Energy Group. Information concerning compensation of these directors can be found in Integrys Energy Group's Proxy Statement for its Annual Meeting of Shareholders to be held May 17, 2007, under the captions "Director Compensation" and "Executive Compensation." Director compensation reported in the Proxy Statement reflects total compensation paid to the directors in their dual roles as directors of both Integrys Energy Group and WPSC. Such information is incorporated by reference as if fully set forth herein.

Larry L. Weyers and Joseph P. O'Leary are also named executive officers of Integrys Energy Group and the compensation paid to them is reported in Integrys Energy Group's Proxy Statement for its Annual Meeting of Shareholders to be held May 17, 2007, under the caption "Executive Compensation." The compensation reported in the Proxy Statement reflects total compensation paid to Mr. Weyers and Mr. O'Leary in their dual roles with Integrys Energy Group and WPSC and is not repeated in the following tables. Such information is incorporated by reference as if fully set forth herein. The tables below report the compensation of the additional named executives of WPSC.

Base Salary

The Board of Directors granted base salary increases for the additional WPSC named executive officers for 2006 (in December 2005) ranging from 3.0% to 9.1%, with an average pay increase equal to 7.0%. In December 2006, the Compensation Committee granted base salary increases to the additional WPSC named executive officers for 2007 ranging from 4.3% to 11.1%, with the average pay increase equal to 8.04%. Base salaries set for the additional WPSC named executives were on average 102.8% of market median as reported in December 2006. Taking into account these increases, base salary levels for the named executive officers are generally at or near the median of the market comparison companies. Setting base salary at or near market median levels allows the company to be competitive in the marketplace.

Short-Term Incentive Compensation

All of the additional WPSC named executive officers participate in our Executive Incentive Plan. Provided below are the specific payout levels and measurement weightings established for the additional WPSC named executive officers for the 2006 Executive Incentive Plan:

Named Executive Officer	Payout Levels (as a percent of gross pay excluding extraordinary items)			Measurement Weightings (as a percent of total payout)
	Threshold	Target	Superior	Net Income	Operational Measures
Charles A. Schrock	20	40	60	25 (1) 50 (2)	25
Thomas P. Meinz	20	40	60	75 (1)	25
Lawrence T. Borgard	20	40	60	25 (1) 50 (2)	25
(1) Integrys Energy Group, Inc.
(2) Wisconsin Public Service Corporation

The actual payout received by each additional WPSC named executive officer is provided in the Summary Compensation table under Non-Equity Incentive Plan Compensation.

Long-Term Incentive Compensation

The target long-term incentive compensation as a percent of base salary for each additional WPSC named executive officer is Charles A. Schrock, 60%; Thomas P. Meinz, 60%; and Lawrence T. Borgard, 50%.

Deferred Compensation

Additional WPSC named executive officers may participate in the Integrys Energy Group Deferred Compensation Plan with the approval of the Board of Directors.

Provided below are the deferrals of base salary and annual incentive payments, as well as the investment choices, of each additional WPSC named executive officer for 2006:

Base Salary Deferrals

Name	Percentage Amount Deferred of 2006 Base Salary	Percentage Amount Deferred into Reserve B for 2006 Base Salary	Percentage Amount Deferred into Stock for 2006 Base Salary	Percentage Amount Deferred into Mutual Funds for 2006 Base Salary
Charles A. Schrock	8%	0%	25%	75%
Thomas P. Meinz	0%	0%	0%	0%
Lawrence T. Borgard	15%	0%	0%	100%

Annual Incentive Plan Deferrals

Name	Percentage Amount Deferred of 2006 Annual Incentive	Percentage Amount Deferred into Reserve B for 2006 Annual Incentive	Percentage Amount Deferred into Stock for 2006 Annual Incentive	Percentage Amount Deferred into Mutual Funds for 2006 Annual Incentive
Charles A. Schrock	85%	0%	75%	25%
Thomas P. Meinz	0%	0%	0%	0%
Lawrence T. Borgard	100%	0%	100%	0%

Additional information regarding contributions, earnings and balances held by each additional WPSC named executive officer is presented in the Nonqualified Deferred Compensation table.

Qualified Pension Plan
Named executive officers are eligible to participate in the qualified Wisconsin Public Service Corporation Retirement Plan. Provided below is the pension service credit for each additional WPSC named executive officer:

Named Executive Officer	Annual Percentage Credit Earned in 2006	Accumulated Total Service Credits Earned as of December 31, 2006
Charles A. Schrock	15%	424%
Thomas P. Meinz	15%	588%
Lawrence T. Borgard	15%	319%

The plan does not allow for granting of additional service credit. See the Pension Benefits Table for information regarding the present value of each additional WPSC named executive officer's accumulated pension benefit.

Life Insurance
Named executive officers are eligible for an enhanced life insurance benefit. Listed below is the life insurance coverage in place for each additional WPSC named executive officer:

Named Executive Officer	Life Insurance Coverage ($)
Charles A. Schrock	826,000
Thomas P. Meinz	710,000
Lawrence T. Borgard	781,000

Summary Compensation Table

The following table sets forth for each of the additional WPSC named executive officers: (1) the dollar value of base salary and bonus earned during the fiscal year ended December 31, 2006; (2) the dollar value of the compensation cost of all outstanding stock and option awards recognized over the requisite service period, as computed in accordance with FAS 123R; (3) the dollar value of earnings for services pursuant to awards granted during the year under non-equity incentive plans; (4) the change in pension value and non-qualified compensation earnings during the year; (5) all other compensation for the year; and finally, (6) the dollar value of total compensation for the year. The named executive officers are our principal executive officer (CEO), principal financial officer (CFO) and each of our three other most highly compensated executive officers as of December 31, 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensation	Total ($)
(a)	(b)	(c) (1)	(d)	(e) (2)	(f) (3)	(g) (4)	(h) (5)	(i) (6)	(j)
Charles A. Schrock President and Chief Operating Officer - Generation	2006	263,700	0	95,204	86,477	23,510	103,399	16,091	588,381
Thomas P. Meinz Executive Vice President - Public Affairs	2006	215,826	0	83,457	74,528	17,503	290,680	18,203	700,197
Lawrence T. Borgard President and Chief Operating Officer - Energy Delivery	2006	240,000	0	58,605	42,166	20,437	71,565	14,970	447,743
(1)	Includes amounts deferred into the Deferred Compensation Plan.

(2)
Amounts shown in column e reflect the dollar value of the compensation cost of all outstanding stock awards recognized over the requisite service period, computed in accordance with FAS 123R. The assumptions made in valuing the stock awards are included in the Notes to Consolidated Financial Statements in the 2006 Annual Report on Form 10-K and such information is incorporated herein by reference.

(3)
Amounts shown in column f reflect the dollar value of the compensation cost of all outstanding option awards recognized over the requisite service period, computed in accordance with FAS 123R. The assumptions made in valuing the stock option awards are included in Notes to Consolidated Financial Statements in the 2006 Annual Report on Form 10-K and such information incorporated herein by reference.

(4)
Non-equity compensation is payable in the first quarter of the next fiscal year, and may be deferred at the election of the named executive officer. Payment is calculated based on the measurement outcomes and as a percent of adjusted gross earnings from WPSC for services performed during the payroll year. Various extraordinary payments and the prior year payout are excluded in the calculation.

(5)
The calculation of above-market earnings on non-qualified deferred compensation is based on the difference between 120% of the applicable federal long-term rate (AFR) and the rate of return received on Reserve Accounts A and B. Provided below are the actual rates of return used in the calculation:

	AFR 120%	Res A - Daily	Res B - Daily
October 2005 - March 2006	5.29%	16.2923%	11.6759%
April 2006 - September 2006	5.76%	13.1406%	9.3755%
October 2006 - March 2007	6.04%	11.2459%	8.0029%

(6)
Reflects life insurance premiums and imputed income from the life insurance benefit, tax reimbursements, ESOP matching contributions, and miscellaneous award for corporate recognition. No named executive officer received perquisites in excess of $10,000.

Grants of Plan-Based Awards

The following table sets forth information regarding all incentive plan awards that were made to the additional WPSC named executive officers during 2006, including equity and non-equity based awards.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards Annual Incentive Plan			Estimated Future Payouts Under Equity Incentive Plan Awards Performance Share Program			All Other Stock Awards: Number of Shares of Stock or Units (#) Restricted Stock Program	All Other Option Awards: Number of Securities Underlying Options (#) Stock Option Program	Exercise or Base Price Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards $
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Charles A. Schrock	2006	52,740	105,480	158,220
	12/7/06				463	1,851	3,702				94,456
	12/7/06							696			36,700
	12/7/06								14,348	52.73	86,662
	Total										217,818
Thomas P. Meinz	2006	43,000	86,000	129,000
	12/7/06				398	1,592	3,184				81,670
	12/7/06							599			31,585
	12/7/06								12,339	52.73	74,528
	Total										187,783
Lawrence T. Borgard	2006	48,000	96,000	144,000
	12/7/06				365	1,459	2,918				74,847
	12/7/06							549			28,949
	12/7/06								11,304	52.73	68,276
	Total										172,072

For a narrative description of material factors necessary to understand the information disclosed in the Summary Compensation Table and the Grants of Plan-Based Ward Table, see Integrys Energy Group's Proxy Statement of its Annual Meeting of Shareholder to be held May 17, 2007, under the caption "Executive Compensation." Such information is incorporated by reference as if fully set forth herein.

Outstanding Equity Awards at Fiscal Year-End

The information set forth in the table below depicts information regarding outstanding awards under the stock option plan, restricted stock plans, incentive plans and similar plans, including market-based values of associated rights and/or shares as of the most recent fiscal year-end.

Name	Options Awards (1)					Stock Awards (2)
	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Charles A. Schrock	11,500		0	29.875	02/11/1999	696	37,605	7,550	407,927
	16,599		0	34.09	12/13/2011
	16,967		0	37.96	12/12/2012
	10,803	3,601	0	44.73	12/10/2013
	8,000	8,000	0	48.11	12/08/2014
	3,397	10,188	0	54.85	12/07/2015
	0	14,348	0	52.73	12/07/2016
Thomas P. Meinz			0	29.875	02/11/1999	599	32,364	6,393	345,414
	5,638		0	34.75	12/14/2010
	12,051		0	34.09	12/13/2011
	12,318		0	37.96	12/12/2012
	8,629	2,876	0	44.73	12/10/2013
	6,664	6,662	0	48.11	12/08/2014
	3,046	9,137	0	54.85	12/07/2015
	0	12,339	0	52.73	12/07/2016
Lawrence T. Borgard	3,148		0	34.09	12/13/2011	549	29,662	5,395	291,492
	6,284		0	37.96	12/12/2012
	4,677	1,558	0	44.73	12/10/2013
	5,894	5,892	0	48.11	12/08/2014
	3,091	9,273	0	54.85	12/07/2015
	0	11,304	0	52.73	12/07/2016
(1) All options expire 10 years after the date of grant and vest at a rate of 25% per year each of the four years immediately following the date of grant.
(2)	Year-end stock price was $54.03.

Option Exercises and Stock Vested

The additional WPSC named executives did not exercise any options (or similar instruments) in 2006, nor did any stock awards (or similar interests) vest in 2006.

Pension Benefits

The following table sets forth the actuarial present value of each additional WPSC named executive officer's accumulated benefit under each defined benefit plan, assuming benefits are paid at normal retirement age based on current levels of compensation.

Name	Plan Name	Number of years of credited service (#)	Present value of accumulated benefits ($)	Payments during last fiscal year ($)
(a)	(b) (1)	(c)	(d) (2)	(e)
Charles A. Schrock	Retirement Plan	27	842,038	0
	Restoration Plan	27	422,310	0
	SERP	27	310,153	0
	Total		1,574,501	0

Thomas P. Meinz	Retirement Plan	37	1,042,285	0
	Restoration Plan	37	546,601	0
	SERP	37	384,764	0
	Total		1,973,650	0

Lawrence T. Borgard	Retirement Plan	22	463,802	0
	Restoration Plan	22	235,337	0
	SERP	22	107,712	0
	Total		806,851	0
(1) Material terms and conditions of the above named plans:

Retirement Plan
This is a tax-qualified defined benefit retirement plan generally available to employees meeting eligibility requirements upon completion of one year of service. Benefits are determined under an account-based Pension Equity Plan (PEP) formula that defines a lump-sum amount (or annual annuity payable) at termination of employment. See the Integrys Energy Group Proxy Statement for its Annual Meeting of Shareholders to be held May 17, 2007, for the Compensation Discussion and Analysis and a more complete description of this benefit.

Restoration Plan
The purpose of this non-qualified plan is to provide an alternate means of paying benefits intended under the Retirement Plan that are either restricted by law or limited because of employee deferrals to the company's Deferred Compensation Plan. Benefits of this plan are generally determined and payable under the same terms and conditions as the Retirement Plan without regard to IRS limitations on amounts of includible compensation and maximum benefits and without regard to employee deferrals of base and annual bonus pay. Benefits paid are reduced by the value of benefits payable under the Retirement Plan. Under plan terms, each participant has executed an election agreement that sets forth the form of payment the participant has chosen to receive following termination of employment (lump sum or annuity).

SERP
This plan provides 180 monthly benefit payments guaranteed commencing at retirement for participants on or after age 55 with 10 or more years of employment service. The monthly benefit equals a target percentage of final average pay (over a three-year period), reduced by the lifetime annuity payable under the Retirement Plan and Restoration Plan. The target percentage ranges from 40% for 10 years to 60% for 15 years of service. Benefits are reduced 3% per year for retirements prior to age 62.

(2)	Change in pension value during 2006 and present value of accumulated benefit at year-end:

Retirement Plan
The amounts shown are based on the present value of the projected PEP account balances payable at the plan's normal retirement age (age 65). The projected age 65 PEP account equals the participant's accrued account balance at year-end rolled forward with interest credits to age 65 using the plan's interest rate (4.73% at 12/31/2005 and 4.69% at 12/31/2006). The present value was determined using an interest rate consistent with assumptions used for the Company's financial reporting under FAS 87 (5.65% at 12/31/2005 and 5.87% at 12/31/2006).

The value of the temporary supplemental benefit has been added. The present value was determined assuming commencement at earliest eligibility (generally age 55) and paid in a single lump-sum form, using the plan's interest rate to calculate the lump sum payment (4.73% at 12/31/2005 and 4.69% at 12/31/2006) and using an interest rate consistent with assumptions used in the Company's financial reporting under FAS 87 to determine the present value at year-end of the lump sum payable. The benefit was prorated based on current service over service from hire date to date of earliest eligibility.

Restoration Plan
The amounts shown are based on the present value of the projected PEP account balances payable at the plan's normal retirement age (age 65). The projected age 65 PEP account equals the participant's accrued account balance at year-end rolled forward with interest credits to age 65 using the plan's interest rate (4.73% at 12/31/2005 and 4.69% at 12/31/2006). The present value was determined using an interest rate consistent with assumptions used for the Company's financial reporting under FAS 87 (5.65% at 12/31/2005 and 5.87% at 12/31/2006).

SERP
The values shown are based on the present value of the accrued benefit at unreduced retirement age (age 62) reflecting final average pay and service as of the calculation date. The present value was determined assuming commencement at age 62 using an interest rate consistent with assumptions used for the Company's financial reporting under FAS 87 (5.65% at 12/31/2005 and 5.87% at 12/31/2006).

Nonqualified Deferred Compensation

Listed below is information regarding the contributions, earnings and balances for each additional WPSC named executive officer relative to the non-qualified deferred compensation plan.

Name	Executive Contributions in last fiscal year ($)	Registrant contributions in last fiscal year ($)	Aggregate earnings in last fiscal year ($)	Aggregate withdrawal/distributions ($)	Aggregate balance at last fiscal year end ($)
(a)	(b) (1)	(c) (1)	(d) (2)	(e)	(f) (3)
Charles A. Schrock	85,325	3,212	55,062	0	1,083,191
Thomas P. Meinz	0	0	123,929	0	1,649,317
Lawrence T. Borgard	142,234	2,944	44,769	0	1,166,580
(1)
Deferrals into the Deferred Compensation Plan were made from compensation earned in 2006 and reported in the Summary Compensation Table, with the exception of equity and non-equity incentive plan compensation earned in 2005, but paid out and deferred in 2006. These amounts are as follows:

Name	2005 Annual Incentive Plan	2005 Annual Incentive Plan 5% Premium	2006 Performance Share Payout (1/1/03 - 12/31/05)
Charles A. Schrock	64,230	3,212	0
Thomas P. Meinz	0	0	0
Lawrence T. Borgard	58,882	2,944	46,552

(2)	Above market earnings received on Reserve Accounts A and B are reported in column h of the Summary Compensation Table.

(3)	The aggregate balance includes amounts shown in footnote (1) and the above market earnings on Reserve Accounts A and B, which are included in the Summary Compensation Table.

Listed below are the actual earnings of each deferred compensation account held by the additional WPSC named executive officers:

Name	Aggregate earnings for Reserve A in last fiscal year ($)	Aggregate earnings for Reserve B in last fiscal year ($)	Aggregate earnings for Mutual Funds in last fiscal year ($)	Aggregate earnings for company stock in last fiscal year ($)	Aggregate earnings in last fiscal year ($)
Charles A. Schrock	20,964	1,130	12,008	20,958	55,062
Thomas P. Meinz	55,674	20,081	32,127	16,046	123,929
Lawrence T. Borgard	0	1,242	16,821	26,705	44,769

Termination of Employment

Provided below are estimated aggregate compensation and benefits that may be payable to the additional WPSC named executive officers in the event of termination of employment. These estimates assume that termination occurred on the last business day of the last fiscal year (December 29, 2006). Reasons for termination may be voluntary, involuntary, for cause, retirement or as a result of a change in control. The estimate for voluntary, involuntary, for cause and retirement shows overall compensation and benefits that the additional WPSC named executive officers would have received under each type of termination, while the change in control estimate reflects enhanced payments and benefits the named executive would have received.

Type of Termination	Charles A. Schrock	Thomas P. Meinz	Lawrence T. Borgard

Voluntary	4,054,841		2,580,898
Involuntary
For Cause

Retirement (1)		5,537,775

Change In Control (CIC)	2,360,831	1,426,138	1,700,033
(1)
Included in the values shown is the present value of future retirement benefit payments. Under the Restoration and SERP, certain participants will be paid a monthly benefit (for a fixed number of payments or a lifetime annuity). The present value of future monthly benefit payments was determined using an interest rate and mortality table consistent with assumptions used for the Company's financial reporting under FAS 87.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Integrys Energy Group, Inc.

Information required by this Item regarding the principal securities holders of Integrys Energy Group and the security holdings of its directors and executive officers can be found in Integrys Energy Group's Proxy Statement for its Annual Meeting of Shareholders to be held May 17, 2007 under the caption "Ownership of Voting Securities--Beneficial Ownership." Such information is incorporated by reference as if fully set forth herein.

Wisconsin Public Service Corporation

Ownership of Voting Securities

All of the common stock of WPSC is held by Integrys Energy Group.

Listed in the following table are the shares of Integrys Energy Group's common stock owned as of February 15, 2007 by the then directors and the 2006 named executive officers of WPSC, who are not directors or named executive officers of Integrys Energy Group, as well as the number of shares owned by the then directors and the 2006 executive officers of WPSC as a group as of February 15, 2007.

	Amount and Nature of Shares Beneficially Owned February 15, 2007
Name and Title	Aggregate Number of Shares Beneficially Owned (1)	Number of Shares Subject to Stock Options	Percent of Shares

Thomas P. Meinz Executive Vice President - Public Affairs	67,581	48,346	*
Charles A. Schrock President and Chief Operating Officer - Generation	82,190	67,266	*
Lawrence T. Borgard President and Chief Operating Officer - Energy Delivery	37,150	23,094	*
All 18 directors and executive officers as a group	1,137,428	710,318	2.6%
*  Less than 1% of Integrys Energy Group outstanding shares of common stock

(1)
Aggregate Number of Shares Beneficially Owned includes shares of common stock held in the Employee Stock Ownership Plan and Trust, the WPSC Deferred Compensation Trust, and all stock options, which are exercisable within 60 days of February 15, 2007. Each director or officer has sole voting and investment power with respect to the shares reported, unless otherwise noted. No voting or investment power exists related to the stock options reported until exercised.

None of the persons listed beneficially owns shares of any other class of Integrys Energy Group's equity securities.

Equity Compensation Plan Information

Information required by this Item regarding equity compensation plans of Integrys Energy Group can be found in Integrys Energy Group's Proxy Statement for its Annual Meeting of Shareholders to be held May 17, 2007, under the caption "Ownership of Voting Securities--Equity Compensation Plan Information." Such information is incorporated by reference as if fully set forth herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

WPSC provides and receives services, property, and other things of value to and from its parent, Integrys Energy Group, and other subsidiaries of Integrys Energy Group. All such transactions are made pursuant to a master affiliated interest agreement approved by the PSCW. The agreement provides that WPSC receives payment equal to the higher of its cost or fair value for services and property and other things of value which

WPSC provides to Integrys Energy Group or its other nonregulated subsidiaries, and WPSC makes payments equal to the lower of the provider's cost or fair value for property, services, and other things of value which Integrys Energy Group or its other nonregulated subsidiaries provide to WPSC. The agreement further provides that any services, property, or other things of value provided to or from WPSC to or for any other regulated subsidiary of Integrys Energy Group be provided at cost. Modification or amendment to the master agreement requires the approval of the PSCW.

ITEM 14. PRINCIPAL FEES AND SERVICES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following is a summary of the fees billed to Integrys Energy Group and WPSC by Deloitte & Touche LLP for professional services performed for 2006 and 2005:

Fees	2006	2005
Audit Fees (a)	$2,605,745	$2,169,279
Audit Related Fees (b)	341,005	80,250
Tax Fees	-	-
All Other Fees (c)	10,620	19,523
Total Fees	$2,957,370	$2,269,052

a)
Audit Fees. Consists of aggregate fees billed to Integrys Energy Group and WPSC by Deloitte & Touche LLP for professional services rendered for the audits of the annual consolidated financial statements, reviews of the interim condensed consolidated financial statements included in quarterly reports and audits of the effectiveness of, and management's assessment of the effectiveness of, internal control over financial reporting, of Integrys Energy Group and its subsidiaries. Audit fees also include services that are normally provided by Deloitte & Touche in connection with statutory and regulatory filings or engagements, including comfort letters, consents and other services related to SEC matters, and consultations arising during the course of the audits and reviews concerning financial accounting and reporting standards.

b)
Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements or internal control over financial reporting and are not reported under "Audit Fees." These services include employee benefit plan audits, accounting consultations in connection with potential transactions, due diligence projects, and consultations concerning financial accounting and reporting standards.

c)
All Other Fees. Consists of other fees billed to Integrys Energy Group and WPSC by Deloitte & Touche LLP for products and services other than the services reported above. All Other Fees are for software licensing and training provided in 2006 and 2005. The nature of the software license fees, which include support, learning services, and training have been deemed to be permissible non-attest services.

In considering the nature of the services provided by the independent registered public accounting firm, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent registered public accounting firm and Integrys Energy Group's management and determined that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as those of the American Institute of Certified Public Accountants. The Audit Committee has approved in advance 100% of the services described in the table above under "Audit-Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees" in accordance with its pre-approval policy.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

(1)	Consolidated Financial Statements included in Part II at Item 8 above:

	Description		Pages in 10-K

	Integrys Energy Group
	Consolidated Statements of Income for the three years ended December 31, 2006, 2005, and 2004		105

	Consolidated Balance Sheets as of December 31, 2006 and 2005		106

	Consolidated Statements of Common Shareholders' Equity for the three years ended December 31, 2006, 2005, and 2004		107

	Consolidated Statements of Cash Flows for the three years ended December 31, 2006, 2005, and 2004		108

	Notes to Consolidated Financial Statements		109

	Report of Independent Registered Public Accounting Firm		174

	Wisconsin Public Service
	Consolidated Statements of Income for the three years ended December 31, 2006, 2005, and 2004		178

	Consolidated Balance Sheets as of December 31, 2006 and 2005		179

	Consolidated Statements of Capitalization as of December 31, 2006 and 2005		180

	Consolidated Statements of Common Shareholder's Equity for the three years ended December 31, 2006, 2005, and 2004		181

	Consolidated Statements of Cash Flows for the three years ended December 31, 2006, 2005, and 2004		182

	Notes to Consolidated Financial Statements		183

	Report of Independent Registered Public Accounting Firm		196

(2)
Financial Statement Schedules.

The following financial statement schedules are included in Part IV of this report. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	Description		Pages in 10-K

	Schedule I - Condensed Parent Company Only Financial Statements

	A.	Statements of Income and Retained Earnings	217

	B.	Balance Sheets	218

	C.	Statements of Cash Flows	219

	D.	Notes to Parent Company Financial Statements	220

	Schedule II Integrys Energy Group, Inc. Valuation and Qualifying Accounts		226

	Schedule II WPSC Valuation and Qualifying Accounts		227

(3)
Listing of all exhibits, including those incorporated by reference.

Explanatory Note: Many of the exhibits listed below were entered into when Integrys Energy Group, Inc. was known as WPS Resources Corporation but have been referred to below by reference to its current name.

Exhibit Number	Description of Documents

2.1*
Asset Contribution Agreement between ATC and Wisconsin Electric Power Company, Wisconsin Power and Light Company, WPSC, Madison Gas & Electric Co., Edison Sault Electric Company, South Beloit Water, Gas and Electric Company, dated as of December 15, 2000. (Incorporated by reference to Exhibit 2A-3 to Integrys Energy Group's and WPSC's Form 10-K for the year ended December 31, 2000.)

2.2*
Agreement and Plan of Merger among Integrys Energy Group, Inc., Wedge Acquisition Corp. and Peoples Energy Corporation, dated July 8, 2006. (Incorporated by reference to Exhibit 2.1 to Integrys Energy Group's Form 8-K filed July 11, 2006)

3.1	Restated Articles of Incorporation of Integrys Energy Group, as amended. (Incorporated by reference to Exhibit 3.2 to Integrys Energy Group's Form 8-K filed February 27, 2007.)

3.2
Articles of Incorporation of WPSC as effective May 26, 1972 and amended through May 31, 1988 (Incorporated by reference to Exhibit 3A to Form 10-K for the year ended December 31, 1991); Articles of Amendment to Articles of Incorporation dated June 9, 1993. (Incorporated by reference to Exhibit 3 to Form 8-K filed June 10, 1993.)

3.3	By-Laws of Integrys Energy Group, as amended through February 21, 2007. (Incorporated by reference to Exhibit 3.4 to Integrys Energy Group's Form 8-K filed February 27, 2007.)

3.4	By-Laws of WPSC, as amended through February 21, 2007. (Incorporated by reference to Exhibit 3.6 to WPSC's Form 8-K filed February 27, 2007.)

4.1
First Mortgage and Deed of Trust, dated as of January 1, 1941 from WPSC to U.S. Bank National Association (successor to First Wisconsin Trust Company), Trustee (Incorporated by reference to Exhibit 7.01 - File No. 2-7229); Supplemental Indenture, dated as of November 1, 1947 (Incorporated by reference to Exhibit 7.02 - File No. 2-7602); Supplemental Indenture, dated as of November 1, 1950 (Incorporated by reference to Exhibit 4.04 - File No. 2-10174); Supplemental Indenture, dated as of May 1, 1953 (Incorporated by reference to Exhibit 4.03 - File No. 2-10716); Supplemental Indenture, dated as of October 1, 1954 (Incorporated by reference to Exhibit 4.03 - File No. 2-13572); Supplemental Indenture, dated as of December 1, 1957 (Incorporated by reference to Exhibit 4.03 - File No. 2-14527); Supplemental Indenture, dated as of October 1, 1963 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of June 1, 1964 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of November 1, 1967 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of April 1, 1969 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Fifteenth Supplemental Indenture, dated as of May 1, 1971 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Sixteenth Supplemental Indenture, dated as of August 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Seventeenth Supplemental Indenture, dated as of September 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Eighteenth Supplemental Indenture, dated as of October 1, 1975 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Nineteenth Supplemental Indenture, dated as of February 1, 1977 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Twentieth Supplemental Indenture, dated as of July 15, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-First Supplemental Indenture, dated as of December 1, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-Second Supplemental Indenture dated as of April 1, 1981 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1981); Twenty-Third Supplemental Indenture, dated as of February 1, 1984 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1983); Twenty-Fourth Supplemental Indenture, dated as of March 15, 1984 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended June 30, 1984); Twenty-Fifth Supplemental Indenture, dated as of October 1, 1985 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended September 30, 1985); Twenty-Sixth Supplemental Indenture, dated as of December 1, 1987 (Incorporated by reference to Exhibit 4A-1 to Form 10-K for the year ended December 31, 1987); Twenty-Seventh Supplemental Indenture, dated as of September 1, 1991 (Incorporated by reference to Exhibit 4 to Form 8-K filed September 18, 1991); Twenty-Eighth Supplemental Indenture, dated as of July 1, 1992 (Incorporated by reference to Exhibit 4B - File No. 33-51428); Twenty-Ninth Supplemental Indenture, dated as of October 1, 1992 (Incorporated by reference to Exhibit 4 to Form 8-K filed October 22, 1992); Thirtieth Supplemental Indenture, dated as of February 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed January 27, 1993); Thirty-First Supplemental Indenture, dated as of July 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed July 7, 1993); Thirty-Second Supplemental Indenture, dated as of November 1, 1993 (Incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended September 30, 1993); Thirty-Third Supplemental Indenture, dated as of December 1, 1998 (Incorporated by reference to Exhibit 4D to Form 8-K filed December 18, 1998); Thirty-Fourth Supplemental Indenture, dated as of August 1, 2001 (Incorporated by reference to Exhibit 4D to Form 8-K filed August 24, 2001); Thirty-Fifth Supplemental Indenture, dated as of December 1, 2002 (Incorporated by reference to Exhibit 4D to Form 8-K filed December 16, 2002); Thirty-Sixth Supplemental Indenture, dated as of December 8, 2003 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed December 9, 2003); Thirty-Seventh Supplemental Indenture, dated as of December 1, 2006 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed November 30, 2006); and Thirty-Eighth Supplemental Indenture, dated as of December 31, 2006. All references to periodic reports are to those of WPSC (File No. 1-3016).

4.2
Indenture, dated as of December 1, 1998, between WPSC and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4A to Form 8-K filed December 18, 1998); First Supplemental Indenture, dated as of December 1, 1998 between WPSC and Firstar Bank Milwaukee, N.A., National Association (Incorporated by reference to Exhibit 4C to Form 8-K filed December 18, 1998); Second Supplemental Indenture, dated as of August 1, 2001 between WPSC and Firstar Bank, National Association (Incorporated by reference to Exhibit 4C of Form 8-K filed August 24, 2001); Third Supplemental Indenture, dated as of December 1, 2002 between WPSC and U.S. Bank National Association (Incorporated by reference to Exhibit 4C of Form 8-K filed December 16, 2002); Fourth Supplemental Indenture, dated as of December 8, 2003, by and between WPSC and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association). (Incorporated by reference to Exhibit 4.1 to Form 8-K filed December 9, 2003).), Fifth Supplemental Indenture, dated as of December 1, 2006, by and between WPSC and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association). (Incorporated by reference to Exhibit 4.1 to Form 8-K filed November 30, 2006).; and Sixth Supplemental Indenture, dated as of December 1, 2006, by and between WPSC and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association). References to periodic reports are to those of WPSC (File No. 1-3016)

4.3
Senior Indenture, dated as of October 1, 1999, between Integrys Energy Group and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4(b) to Amendment No. 1 to Form S-3 filed October 21, 1999 [Reg. No. 333-88525]); First Supplemental Indenture, dated as of November 1, 1999 between Integrys Energy Group and Firstar Bank, National Association (Incorporated by reference to Exhibit 4A of Form 8-K filed November 12, 1999); and Second Supplemental Indenture, dated as of November 1, 2002 between Integrys Energy Group and U.S. Bank National Association. (Incorporated by reference to Exhibit 4A of Form 8-K filed November 25, 2002). All references to filings are those of Integrys Energy Group (File No. 1-11337).

4.4
Subordinated Indenture, dated as of November 13, 2006, between Integrys Energy Group and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4(c) to Amendment No. 1 to Form S-3 filed November 27, 2006 and December 4, 2006 [Reg. No. 333-133194]; and First Supplemental Indenture by and between Integrys Energy Group, Inc. and U.S. Bank National Association, as trustee, dated December 1, 2006. (Incorporated by reference to Exhibit 4 to Integrys Energy Group Form 8-K filed December 1, 2006)

4.5	Replacement Capital Covenant of Integrys Energy Group, Inc., dated December 1, 2006. (Incorporated by reference to Exhibit 99 to Integrys Energy Group Form 8-K filed December 1, 2006)

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

10.3* #
Joint Plant Agreement by and between WPSC and Dairyland Power Cooperative, dated as of November 23, 2004. (Incorporated by reference to Exhibit 10.19 to Integrys Energy Group's and WPSC's Form 10-K for the year ended December 31, 2004.)

10.4
Basic Generating Agreement, Unit 4, Edgewater Generating Station, dated June 5, 1967, between Wisconsin Power and Light Company and WPSC. (Incorporated by reference to Exhibit 4.10 in File No. 2-27308.)

10.5
Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated February 24, 1983, between Wisconsin Power and Light Company, Wisconsin Electric Power Company, and WPSC. (Incorporated by reference to Exhibit 10C-1 to WPSC's Form 10-K for the year ended December 31, 1983.)

10.6
Amendment No. 1 to Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated December 1, 1988. (Incorporated by reference to Exhibit 10C-2 to WPSC's Form 10-K for the year ended December 31, 1988.)

10.7
Revised Agreement for Construction and Operation of Columbia Generating Plant among WPSC, Wisconsin Power and Light Company, and Madison Gas and Electric Company, dated July 26, 1973. (Incorporated by reference to Exhibit 5.07 in File No. 2-48781.)

10.8+
Form of Key Executive Employment and Severance Agreement entered into between Integrys Energy Group and each of the following: Charles A. Schrock and Larry L. Weyers. (Incorporated by reference to Exhibit 10.8 to Integrys Energy Group's and WPSC's Form 10-K for the year ended December 31, 2002.)

10.9+
Form of Key Executive Employment and Severance Agreement entered into between Integrys Energy Group and each of the following: Lawrence T. Borgard, Diane L. Ford, David W. Harpole, Richard E. James, Bradley A. Johnson, Thomas P. Meinz, Barbara A. Nick, Joseph P. O'Leary, Mark A. Radtke, Charles A. Schrock, Bernard J. Treml and Daniel J Verbanac. (Incorporated by reference to Exhibit 10.9 to Integrys Energy Group's and WPSC's Form 10-K for the year ended December 31, 2002.)

10.10+
Form of Key Executive Employment and Severance Agreement entered into between Integrys Energy Group and Barth J. Wolf. (Incorporated by reference to Exhibit 99.1 to Integrys Energy Group's Form 8-K filed on September 27, 2006.)

10.11+	Form of Integrys Energy Group Performance Stock Right Agreement. (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group's and WPSC's Form 8-K filed December 13, 2005.)

10.12
Form of Integrys Energy Group 2005 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group Form 8-K filed December 13, 2006)

10.13	Form of Integrys Energy Group NonQualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group Form 8-K filed December 13, 2006)

10.14+	Integrys Energy Group 1999 Stock Option Plan. (Incorporated by reference to Exhibit 10-2 in Integrys Energy Group's Form 10-Q for the quarter ended June 30, 1999, filed August 11, 1999.)

10.15+	Integrys Energy Group 1999 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 4.2 in Integrys Energy Group's Form S-8, filed December 21, 1999. [Reg. No. 333-93193].)

10.16+
Integrys Energy Group Deferred Compensation Plan as Amended and Restated Effective January 1, 2005. (Incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the period ended December 31, 2004, filed March 9, 2005 [File No. 1-11337].)

10.17+
Integrys Energy Group 2001 Omnibus Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.16 to Integrys Energy Group's and WPSC's Form 10-K for the year ended December 31, 2005, filed February 28, 2006.)

10.18+	Integrys Energy Group, Inc. 2005 Omnibus Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group's and WPSC's Form 10-Q filed August 4, 2005.)

10.19
Term Loan Agreement, dated as of November 5, 1999 among PDI New England, Inc., PDI Canada, Inc., and Bayerische Landesbank Girozentrale. (Incorporated by reference to Exhibit 4H to Integrys Energy Group's and WPSC's Form 10-K for the year ended December 31, 1999.)

10.20
Five Year Credit Agreement among Integrys Energy Group, Inc. and the lenders identified herein, Citibank, N.A., Wells Fargo Bank National Association, J P Morgan Chase Bank, N.A., UBS Securities LLC, U.S. Bank National Association, and U.S. Bank National Association and Citigroup Global Markets Inc., dated as of June 2, 2005. (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group's and WPSC's Form 10-Q for the quarter ended June 30, 2005, filed August 4, 2005.)

10.21
Credit Agreement among Integrys Energy Group, Inc., as Borrower, the Lenders Identified Therein, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Agent and J. P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Book Managers Dated as of November 9, 2005. (Incorporated by reference to Exhibit 99.2 to Integrys Energy Group's Form 8-K filed November 16, 2005.)

10.22
Five Year Credit Agreement among Integrys Energy Group, Inc., as Borrower, the Lenders Identified Therein, Citibank, N.A., as Syndication Agent, U.S. Bank National Association, Bank of America, N.A., JPMorgan Chase Bank, N.A., as Co-Documentation Agents, Wachovia Bank, National Association, as Agent, and Wachovia Bank, National Association and Citigroup Global Markets Inc, as Co-Lead Arrangers and Book Managers dated as of June 9, 2006. (Incorporated by reference to Exhibit 99.1 to Integrys Energy Group's Form 8-K filed June 15, 2006.)

12.1	Integrys Energy Group, Inc. Ratio of Earnings to Fixed Charges

12.2	WPSC Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

21	Subsidiaries of the Registrants

23.1	Consent of Independent Registered Public Accounting Firm for Integrys Energy Group

23.2	Consent of Independent Registered Public Accounting Firm for WPSC

24	Powers of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPSC

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPSC

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group

32.2	Written Statement of the Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for WPSC

99
Proxy Statement for Integrys Energy Group's 2007 Annual Meeting of Shareholders [To be filed with the SEC under Regulation 14A within 120 days after December 31, 2006; except to the extent specifically incorporated by reference, the Proxy Statement for the 2007 Annual Meeting of Shareholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K]

*	Schedules and exhibits to this document are not filed therewith. The registrant agrees to furnish supplementally a copy of any such schedule or exhibit to the SEC upon request.

+	A management contract or compensatory plan or arrangement.

#
Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of SEC pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. The redacted material was filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2007.

INTEGRYS ENERGY GROUP, INC.

(Registrant)

By:	/s/ Larry L. Weyers
Larry L. Weyers President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Keith E. Bailey	Director
Richard A. Bemis*	Director
James R. Boris	Chairman and Director
William J. Brodsky	Director
Albert J. Budney, Jr.*	Director
Pastora San Juan Cafferty	Director
Ellen Carnahan*	Director
Diana S. Ferguson	Director
Robert C. Gallagher*	Director
Kathryn M. Hasselblad-Pascale*	Director
John W. Higgins	Director
James L. Kemerling*	Director
Michael E. Lavin	Director
John C. Meng*	Director
William F. Protz, Jr.*	Director

/s/ Larry L. Weyers	President, Chief Executive Officer and Director (principal executive officer)	February 28, 2007
Larry L. Weyers

/s/ Joseph P. O'Leary	Senior Vice President and Chief Financial Officer (principal financial officer)	February 28, 2007
Joseph P. O'Leary

/s/ Diane L. Ford	Vice President and Corporate Controller (principal accounting officer)	February 28, 2007
Diane L. Ford

*By: /s/ Diane L. Ford
Diane L. Ford	Attorney-in-Fact	February 28, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2007.

WISCONSIN PUBLIC SERVICE CORPORATION

(Registrant)

By:	/s/ Charles A. Schrock
Charles A. Schrock President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Lawrence T. Borgard*	Director
Phillip M. Mikulsky*	Director
Thomas P. Meinz*	Director
Thomas A. Nardi	Director
Joseph P. O'Leary*	Director
Desiree G. Rogers	Director
Charles A. Schrock*	Director
Larry L. Weyers*	Director and Chairman

/s/ Charles A. Schrock	President (principal executive officer)	February 28, 2007
Charles A. Schrock

/s/ Joseph P. O'Leary	Senior Vice President and Chief Financial Officer (principal financial officer)	February 28, 2007
Joseph P. O'Leary

/s/ Diane L. Ford	Vice President and Corporate Controller (principal accounting officer)	February 28, 2007
Diane L. Ford

*By: /s/ Diane L. Ford
Diane L. Ford	Attorney-in-Fact	February 28, 2007

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
INTEGRYS ENERGY GROUP, INC. (PARENT COMPANY ONLY)

A. STATEMENTS OF INCOME AND RETAINED EARNINGS

Year Ended December 31
(Millions, except per share data)	2006	2005	2004

Equity earnings in excess of dividends from subsidiaries	$83.2	$79.8	$93.2
Dividends from subsidiaries	110.2	92.3	81.0
Income from subsidiaries	193.4	172.1	174.2
Investment income and other	16.4	3.3	1.8
Total income	209.8	175.4	176.0

Operating expenses	16.8	10.6	12.3
Operating Income	193.0	164.8	163.7

Interest expense	48.4	23.3	17.6

Income before taxes	144.6	141.5	146.1
Provision for income taxes	(3.9)	(6.0)	(7.4)
Income from continuing operations	148.5	147.5	153.5

Discontinued operations, net of tax	7.3	11.5	(13.8)
Net income before cumulative effect of change in accounting principle	155.8	159.0	139.7

Cumulative effect of change in accounting principles, net of tax	-	(1.6)	-
Net Income	$155.8	$157.4	$139.7

Retained earnings, beginning of year	568.7	497.0	438.8
Common stock dividends	(96.0)	(85.4)	(81.3)
Other	(0.3)	(0.3)	(0.2)
Retained earnings, end of year	$628.2	$568.7	$497.0

Average shares of common stock
Basic	42.3	38.3	37.4
Diluted	42.4	38.7	37.6

Earnings (loss) per common share (basic)
Income from continuing operations	$3.51	$3.85	$4.10
Discontinued operations, net of tax	$0.17	$0.30	($0.36)
Cumulative effect of change in accounting principle, net of tax	-	($0.04)	-
Earnings per common share (basic)	$3.68	$4.11	$3.74

Earnings (loss) per common share (diluted)
Income from continuing operations	$3.50	$3.81	$4.08
Discontinued operations, net of tax	$0.17	$0.30	($0.36)
Cumulative effect of change in accounting principle, net of tax	-	($0.04)	-
Earnings per common share (diluted)	$3.67	$4.07	$3.72

Dividends per common share	$2.28	$2.24	$2.20

The accompanying notes to Integrys Energy Group's parent company financial statements are an integral part of these statements.

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
INTEGRYS ENERGY GROUP, INC. (PARENT COMPANY ONLY)

B. BALANCE SHEETS

At December 31
(Millions)	2006	2005
Assets

Cash and cash equivalents	$1.6	$0.1
Accounts receivable from related parties	20.4	10.6
Other receivables	1.2	1.3
Deferred income taxes	0.1	0.1
Notes receivable from related parties	138.1	85.7
Current assets	161.4	97.8

Investments in subsidiaries, at equity
Wisconsin Public Service Corporation	1,100.0	996.5
WPS Resources Capital Corporation	523.0	453.7
Upper Peninsula Power Company	65.0	66.7
Minnesota Energy Resources Corporation	231.3	-
Michigan Gas Utilities Corporation	219.6	-
Other	173.2	154.3
Total investments in subsidiaries, at equity	2,312.1	1,671.2

Notes receivable from related parties	197.0	26.5
Property and equipment, net	0.7	1.0
Other investments	43.5	26.9
Advance to related parties	13.9	16.1
Deferred income taxes	15.2	8.4
Total assets	$2,743.8	$1,847.9

Liabilities and Shareholders' Equity

Commercial paper	524.8	179.8
Accounts payable to related parties	7.4	3.7
Accounts payable	0.9	0.7
Current liabilities from risk management activities	1.5	1.4
Other current liabilities	17.8	7.0
Current liabilities	552.4	192.6

Long-term debt to related parties	21.0	21.0
Long term debt	614.9	314.8
Deferred Income taxes	16.0	12.0
Long-term liabilities from risk management activities	1.8	3.3
Advances to related parties	2.9	-
Other long-term liabilities	1.2	-
Long-term liabilities	657.8	351.1

Commitments and contingencies

Common stock equity	1,533.6	1,304.2
Total liabilities and shareholders' equity	$2,743.8	$1,847.9

The accompanying notes to Integrys Energy Group's parent company financial statements are an integral part of these statements.

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
INTEGRYS ENERGY GROUP, INC. (PARENT COMPANY ONLY)

C. STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2006	2005	2004

Operating Activities
Net income	$155.8	$157.4	$139.7
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net of tax	(7.3)	(11.5)	13.8
Equity income from subsidiaries, net of dividends	(83.2)	(79.8)	(93.2)
Deferred income taxes	(2.0)	2.7	4.0
Cumulative effect of change in accounting principles, net of tax	-	1.6	-
Other	1.7	4.1	(14.8)

Changes in working capital
Receivables	0.1	0.9	0.3
Receivable from related parties	(8.8)	(2.9)	(3.5)
Accounts payable	0.2	0.3	(0.6)
Accounts payable to related parties	5.0	(0.4)	3.2
Other current liabilities	2.2	0.6	2.5
Net cash provided by operating activities	63.7	73.0	51.4

Investing Activities
Notes receivable from related parties	(222.9)	(18.6)	5.7
Advance to related parties	2.2	2.5	-
Equity contributions to subsidiaries	(593.9)	(222.1)	(128.9)
Return of capital from subsidiaries	54.7	86.8	-
Other	(10.8)	(4.4)	(1.1)
Net cash used for investing activities	(770.7)	(155.8)	(124.3)

Financing Activities
Commercial paper, net	345.0	(9.0)	160.8
Notes payable to related parties	-	(20.5)	18.5
Issuance of long-term debt	300.0	65.6	-
Repayment of note to preferred stock trust	-	-	(51.5)
Issuance of common stock	164.6	127.3	26.3
Dividends paid on common stock	(96.0)	(85.4)	(81.3)
Other	(5.1)	4.4	0.1
Net cash provided by financing activities	708.5	82.4	72.9

Net change in cash and cash equivalents	1.5	(0.4)	-
Cash and cash equivalents at beginning of year	0.1	0.5	0.5
Cash and cash equivalents at end of year	$1.6	$0.1	$0.5

The accompanying notes to Integrys Energy Group's parent company financial statements are an integral part of these statements.

SCHEDULE I - CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
INTEGRYS ENERGY GROUP, INC. (PARENT COMPANY ONLY)

D. NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

SUPPLEMENTAL NOTES

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)
Basis of Presentation--For Parent Company only presentation, investment in subsidiaries are accounted for using the equity method. The consolidated financial statements of Integrys Energy Group reflect certain businesses as discontinued operations. The related assets for these discontinued operations are recorded as assets held for sale in the consolidated financial statements. For Parent Company only presentation, the investments in discontinued operations are recorded in Investment in subsidiary companies. In the Integrys Energy Group consolidated financial statements, we have reported assets held for sale of $6.1 million and $20.3 million as of December 31, 2006 and 2005, respectively. The condensed parent company statements of income and statements of cash flows report the earnings and cash flows of these businesses as discontinued operations. The condensed parent company financial statements and notes should be read in conjunction with the consolidated financial statements and notes of Integrys Energy Group appearing in this Form 10-K.

(b)	Cash and Cash Equivalents --We consider short-term investments with an original maturity of three months or less to be cash equivalents.

Cash paid for taxes during 2006 and 2004 was $1.1 million and $7.7 million, respectively. No taxes were paid in 2005. During 2006, 2005, and 2004, cash paid for interest totaled $44.9 million, $21.0 million, and $16.7 million, respectively.

Non-cash transactions were as follows:

(Millions)	2006	2005	2004
Transaction costs related to the merger with Peoples Energy funded through other current liabilities	8.1	-	-

NOTE 2 FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate such value:

Cash, notes payable, and outstanding commercial paper: The carrying amount approximates fair value due to the short maturity of these investments and obligations.

Long-term debt: The fair value of long-term debt is estimated based on the quoted market price for the same or similar issues or on the current rates offered to Integrys Energy Group for debt of the same remaining maturity.

Risk management activities: Assets and liabilities from risk management activities are recorded at fair value in accordance with SFAS No. 133.

The estimated fair values of Integrys Energy Group’s financial instruments as of December 31 were:

(Millions)	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$635.9	$638.9	$335.8	$345.6
Commercial paper	524.8	524.8	179.8	179.8
Risk management activities - net	3.3	3.3	4.7	4.7
Cash and cash equivalents	1.6	1.6	0.1	0.1

NOTE 3	SHORT-TERM NOTES RECEIVABLE - RELATED PARTIES

	Integrys Energy Group has short-term notes receivable from related parties outstanding as of December 31, 2006 and 2005. Notes receivable bear interest rates that approximate current market rates.

	(Millions)	2006	2005
	Upper Peninsula Power Company	$ 15.4	$14.0
	Integrys Energy Services	73.4	71.7
	Minnesota Energy Resources	27.0	0.0
	Michigan Gas Utilities	22.3	0.0
	Total	$138.1	$85.7

NOTE 4	LONG-TERM NOTES RECEIVABLE - RELATED PARTIES

	Integrys Energy Group has long-term notes receivable from related parties outstanding as of December 31, 2006 and 2005.

	(Millions)		2006	2005
	Wisconsin Public Service
	Series	Year Due
	8.76%	2015	$ 4.5	$ 4.7
	7.35%	2016	6.5	6.8

	Upper Peninsula Power Company
	Series	Year Due
	5.25%	2013	15.0	15.0

	Minnesota Energy Resources
	Series	Year Due
	6.03%	2013	29.0	-
	6.16%	2016	29.0	-
	6.40%	2021	29.0	-

	Michigan Gas Utilities
	Series	Year Due
	5.72%	2013	28.0	-
	5.76%	2016	28.0	-
	5.98%	2021	28.0	-
	Total		$197.0	$26.5

NOTE 5 SHORT-TERM DEBT AND LINES OF CREDIT

The information in the table below relates to short-term debt and lines of credit for the years indicated:

(Millions, except for percentages)	2006	2005

As of end of year
Commercial paper outstanding	$524.8	$179.8
Average effective rate on outstanding commercial paper	5.51%	4.48%
Available (unused) lines of credit	$446.9	$212.9

The commercial paper has varying maturity dates ranging from January 2, 2007 through
February 1, 2007.

NOTE 6	LONG-TERM DEBT

	Integrys Energy Group has long-term unsecured notes payable at December 31, 2006 and 2005. Interest is paid semiannually.

	(Millions)		2006	2005
	Unsecured senior notes
	Series	Year Due
	7.00%	2009	$150.0	$150.0
	5.375%	2012	100.0	100.0

	Junior subordinated notes
	Series	Year Due
	6.11%	2066	300.0	0.0

	Unsecured term loan due 2010		65.6	65.6
	Total		615.6	315.6
	Unamortized discount on notes		(0.7)	(0.8)
	Total long-term debt		$614.9	$314.8

	On December 1, 2006, Integrys Energy Group issued $300 million of junior subordinated notes. Due to certain features of these notes, rating agencies consider them to be hybrid instruments with a combination of debt and equity components. These notes have a 60-year term and rank junior to all current and future indebtedness of Integrys Energy Group, with the exception of trade accounts payable and other accrued liabilities arising in the ordinary course of business. Interest is payable semi-annually at the stated rate of 6.11% for the first ten years, but the rate has been fixed at 6.22% through the use of forward-starting interest rate swaps described more fully in Note 3, "Risk Management Activities," to consolidated financial statements. The interest rate will float for the remainder of the term. The notes can be prepaid without penalty after the first ten years. Integrys Energy Group has agreed, however, in a replacement capital covenant with the holders of Integrys Energy Group's 5.375% unsecured senior notes due December 1, 2012, that it will not redeem or repurchase the junior subordinated notes on or prior to December 1, 2036, unless such repurchases or redemptions are made from the proceeds of the sale of specific securities deemed by rating agencies to have equity characteristics equal to or greater than those of the junior subordinated notes.

On June 17, 2005, $62.9 million of non-recourse debt at Integrys Energy Services collateralized by nonregulated assets was restructured to a five-year Integrys Energy Group obligation as a result of the sale of Sunbury’s allocated emission allowances. In addition, $2.7 million drawn on a line of credit at Integrys Energy Services was rolled into the five-year Integrys Energy Group obligation. The floating interest rate on the total five-year Integrys Energy Group’s obligation of $65.6 million has been fixed at 4.595% through two interest rate swaps. See Note 3, "Risk Management Activities," to consolidated financial statements, for additional information.

Integrys Energy Group has a long-term note payable to Integrys Energy Services at December 31, 2006 and 2005 of $21.0 million. The notes bear interest at a rate that approximates current market rates and are due in 2021. We also have guaranteed other long-term debt and obligations of our subsidiaries arising in the normal course of business for both years as described in Note 7.

At December 31, 2006, Integrys Energy Group (parent company) was in compliance with all covenants relating to outstanding debt. A schedule of all principal debt payment amounts for Integrys Energy Group (parent company) is as follows:

Year ending December 31 (Millions)

2007	$ -
2008	-
2009	150.0
2010	65.6
2011	-
Later years	421.0
Total payments	$636.6

NOTE 7	GUARANTEES

As part of normal business, Integrys Energy Group enters into various guarantees providing financial or performance assurance to third parties on behalf of certain subsidiaries. These guarantees are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes.

Most of the guarantees issued by Integrys Energy Group include inter-company guarantees between parents and their subsidiaries, which are eliminated in consolidation, and guarantees of the subsidiaries' own performance. As such, these guarantees are excluded from the recognition and measurement requirements of FASB Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others."

At December 31, 2006, 2005, and 2004, outstanding guarantees totaled $1,644.1 million, $1,292.2 million, and $967.8 million, respectively, as follows:

Integrys Energy Group’s Outstanding Guarantees (Millions)	December 31, 2006	December 31, 2005	December 31, 2004

Guarantees of subsidiary debt	$ 178.3	$ 27.2	$ 27.2
Guarantees supporting commodity transactions of subsidiaries	1,314.0	1,154.7	863.9
Standby letters of credit	150.6	109.5	76.1
Surety bonds	1.2	0.8	0.6
Total guarantees	$1,644.1	$1,292.2	$967.8

Integrys Energy Group’s Outstanding Guarantees (Millions) Commitments Expiring	Total Amounts Committed At December 31, 2006	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years

Guarantees of subsidiary debt	$ 178.3	$ 150.0	$ -	$ -	$28.3
Guarantees supporting commodity transactions of subsidiaries	1,314.0	1,050.1	216.5	5.3	42.1
Standby letters of credit	150.6	149.0	1.6	-	-
Surety bonds	1.2	1.2	-	-	-
Total guarantees	$1,644.1	$1,350.3	$218.1	$5.3	$70.4

At December 31, 2006, Integrys Energy Group had outstanding $178.3 million in corporate guarantees supporting indebtedness. Of that total, $150.0 million supports an Integrys Energy Services 364-day credit agreement entered into in April 2006, to finance its margin requirements related to natural gas and electric contracts traded on the NYMEX and the ICE, as well as the cost of natural gas in storage and for general corporate purposes. Borrowings under this agreement are guaranteed by Integrys Energy Group and are subject to the aggregate $1.65 billion guarantee limit authorized for Integrys Energy Services by Integrys Energy Group’s Board of Directors (discussed below). At December 31, 2006, the entire $150.0 million has been borrowed by Integrys Energy Services, leaving no availability left on the existing credit agreement. The remaining $28.3 million of guarantees support outstanding debt at Integrys Energy Services’ subsidiaries, of which $1.0 million is subject to the $1.65 billion limit and the remaining $27.3 million received separate authorization from Integrys Energy Group’s Board of Directors. The underlying debt related to these guarantees is reflected on Integrys Energy Group’s Condensed Consolidated Balance Sheet.

Integrys Energy Group’s Board of Directors has authorized management to issue corporate guarantees in the aggregate amount of up to $1.65 billion to support the business operations of Integrys Energy Services. Integrys Energy Group primarily issues the guarantees to counterparties in the wholesale electric and natural gas marketplace to provide them assurance that Integrys Energy Services will perform on its obligations and permit Integrys Energy Services to operate within these markets. At December 31, 2006, Integrys Energy Group provided parental guarantees subject to this limit in the amount of $1,201.4 million, reflected in the above table for Integrys Energy Services’ indemnification obligations for business operations, including $8.1million of guarantees that received specific authorization from Integrys Energy Group’s Board of Directors and are not included in the $1.65 billion general authorized amount. Of the parental guarantees provided by Integrys Energy Group, the current amount at December 31, 2006, which Integrys Energy Group would be obligated to support, is approximately $520.5 million.

Another $3.2 million of corporate guarantees support energy and transmission supply at UPPCO and are not reflected on Integrys Energy Group’s Condensed Consolidated Balance Sheet. In February 2005, Integrys Energy Group’s Board of Directors authorized management to issue corporate guarantees in the aggregate amount of up to $15.0 million to support the business operations of UPPCO.

At Integrys Energy Group’s request, financial institutions have issued $150.6 million in standby letters of credit for the benefit of third parties that have extended credit to certain subsidiaries. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will request payment from Integrys Energy Group. Any amounts owed by our subsidiaries are reflected in the Consolidated Balance Sheet of Integrys Energy Group.

At December 31, 2006, Integrys Energy Group furnished $1.2 million of surety bonds for various reasons including worker compensation coverage and obtaining various licenses, permits, and rights-of-way. Liabilities incurred as a result of activities covered by surety bonds are included in the Consolidated Balance Sheet of Integrys Energy Group.

NOTE 8 INCOME TAXES

The principal components of Integrys Energy Group’s deferred tax assets and liabilities recognized in the balance sheet as of December 31 are as follows:

(Millions,)	2006	2005

Deferred tax assets:
Plant related	$4.4	$0.2
State capital & operating loss carryforwards	7.9	7.1
Employee benefits	3.8	2.1
Other	0.2	0.1
Total deferred tax assets	16.3	9.5
Valuation allowance	(1.0)	(1.0)
Net deferred tax assets	15.3	8.5

Deferred tax liabilities:
Plant related	$14.0	$11.1
Other	2.0	0.9
Total deferred tax liabilities	$16.0	$12.0

Carryforward periods for state capital and operating loss carryforwards vary, but in the majority of states in which we do business, the period is 15 years or more. The balance of the carryforwards of state net operating losses is $153.8 million for all states. Valuation allowances have been established for certain state operating and capital loss carryforwards due to the uncertainty of the ability to realize the benefit of these losses in the future.

SCHEDULE II
INTEGRYS ENERGY GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended December 31, 2006, 2005, and 2004
(in Millions)

	Balance at	Acquisitions	Additions
	Beginning of	of	Charged to		Balance at
Fiscal Year	Year	Businesses	Expense	Reductions *	End of Year

2004	$6.6		$7.1	$5.7	$8.0

2005	$8.0		$9.6	$4.9	$12.7

2006	$12.7	$4.6	$10.9	$11.2	$17.0

* Represents amounts written off to the reserve, net of recoveries.

SCHEDULE II
WISCONSIN PUBLIC SERVICE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended December 31, 2006, 2005, and 2004
(In millions)

	Balance at	Additions
	Beginning of	Charged to		Balance at
Fiscal Year	Year	Expense	Reductions *	End of Year

2004	$4.4	$6.0	$4.9	$5.5

2005	$5.5	$6.2	$3.2	$8.5

2006	$8.5	$7.7	$9.2	$7.0

* Represents amounts written off to the reserve, net of recoveries.

EXHIBITS FILED HEREWITH

4.1	Thirty-Eighth Supplemental Indenture, dated as of December 31, 2006. All references to periodic reports are to those of WPSC (File No. 1-3016)

4.2
Sixth Supplemental Indenture, dated as of December 1, 2006, by and between WPSC and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association)

12.1	Integrys Energy Group, Inc. Ratio of Earnings to Fixed Charges

12.2	Wisconsin Public Service Corporation Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

21	Subsidiaries of the Registrants

23.1	Consent of Independent Registered Public Accounting Firm for Integrys Energy Group

23.2	Consent of Independent Registered Public Accounting Firm for Wisconsin Public Service Corporation

24	Powers of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Integrys Energy Group

31.3
Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Wisconsin Public Service Corporation

31.4
Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Wisconsin Public Service Corporation

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Integrys Energy Group

32.2	Written Statement of the Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation