Form 10-Q
period 2007-03-31
WISCONSIN PUBLIC SERVICE CORP
filed 2007-05-09
CIK 107833

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number	Registrant’s; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

1-3016	WISCONSIN PUBLIC SERVICE CORPORATION (A Wisconsin Corporation) 700 North Adams Street P. O. Box 19001 Green Bay, WI 54307-9001 800-450-7260	39-0715160

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $4 par value, 23,896,962 shares outstanding at May 9, 2007

______________________________________________________________________________
______________________________________________________________________________

WISCONSIN PUBLIC SERVICE CORPORATION FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007 CONTENTS
		Page

	FORWARD-LOOKING STATEMENTS	3

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Balance Sheets	5
	Condensed Consolidated Statements of Capitalization	6
	Condensed Consolidated Statements of Cash Flows	7

	CONDENSED NOTES TO FINANCIAL STATEMENTS OF
	Wisconsin Public Service Corporation and Subsidiaries	8-22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION	36

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 6.	Exhibits	36

Signature		37

EXHIBIT INDEX		38

12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

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

32.1	Written Statement of the Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation

Commonly Used Acronyms

ATC	American Transmission Company LLC
DOE	United States Department of Energy
DPC	Dairyland Power Cooperative
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
MISO	Midwest Independent Transmission System Operator
MPSC	Michigan Public Service Commission
NYMEX	New York Mercantile Exchange
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
WDNR	Wisconsin Department of Natural Resources
WPSC	Wisconsin Public Service Corporation

Forward-Looking Statements

In this report, WPSC and its subsidiary make statements concerning expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although Wisconsin Public Service and its subsidiaries believe that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct. Except to the extent required by the federal securities laws, Wisconsin Public Service and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition to statements regarding trends or estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations forward-looking statements included or incorporated in this report include, but are not limited to statements regarding future:

●	Revenues or expenses,
●	Capital expenditure projections, and
●	Financing sources.

Forward-looking statements involve a number of risks and uncertainties. There are many factors that could cause actual results to differ materially from those expressed or implied in this report. Some risk factors that could cause results different from any forward-looking statement include those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and as such may be amended or supplemented in Part II, Item 1A of this report. Other factors include:

●	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions;
●
The impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, changes in environmental, tax and other laws and regulations to which Wisconsin Public Service and its subsidiaries are subject, as well as changes in application of existing laws and regulations;

●
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup and pending EPA investigations of WPSC generation facilities;

●	The credit ratings of WPSC could change in the future;
●	Resolution of audits by the Internal Revenue Service and the Wisconsin and Michigan state revenue agencies;
●	Available sources and costs of fuels and purchased power;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political, legal and economic conditions and developments in the United States;
●	The impact of fluctuations in commodity prices, interest rates and customer demand;
●	Potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed (such as construction of the Weston 4 power plant);
●	The direct or indirect effects of terrorist incidents, natural disasters or responses to such events;
●	Financial market conditions and the results of financing efforts, including risks associated with commodity prices (particularly natural gas and electricity), interest rates and counter-party credit;
●	Weather and other natural phenomena, in particular the effect of weather on natural gas and electricity sales;
●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by the registrant from time to time with the SEC.

Forward-looking statements are subject to assumptions and uncertainties, therefore actual results may differ materially from those expressed or implied by such forward-looking statements.

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
Millions	2007	2006

Operating revenues
Electric	$268.8	$229.4
Natural gas	190.8	193.0
Total operating revenues	459.6	422.4

Electric production fuels	36.8	32.1
Purchased power	98.4	79.9
Natural gas purchased for resale	135.8	148.2
Operating and maintenance expense	92.2	78.9
Depreciation and amortization expense	24.6	23.5
Taxes other than income taxes	11.3	10.9
Operating income	60.5	48.9

Miscellaneous income	3.6	3.1
Interest expense	(10.9)	(10.0)
Other expense	(7.3)	(6.9)

Income before taxes	53.2	42.0
Provision for income taxes	20.2	15.0
Net income before preferred stock dividends of subsidiary	33.0	27.0

Preferred stock dividend requirements	0.8	0.8
Earnings on common stock	$32.2	$26.2

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2007	2006

Assets
Cash and cash equivalents	$0.7	$0.8
Restricted cash	-	22.0
Accounts receivable - net of reserves of $7.0 at March 31, 2007 and December 31, 2006	184.0	170.1
Receivables from related parties	60.3	18.9
Accrued unbilled revenues	55.0	60.0
Inventories	43.8	102.3
Materials and supplies, at average cost	25.9	24.5
Prepaid federal income tax	-	31.6
Prepaid gross receipts tax	26.1	34.1
Other current assets	27.9	39.4
Current assets	423.7	503.7

Property, plant, and equipment, net of accumulated depreciation of $1,063.1 and $1,046.0,
respectively	1,982.0	1,968.9
Regulatory assets	270.1	290.3
Receivables from related parties	55.4	56.4
Other	154.5	137.3
Total assets	$2,885.7	$2,956.6

Liabilities and Shareholders' Equity
Short-term debt	$12.1	$48.0
Current portion of long-term debt	-	22.0
Accounts payable	151.1	178.1
Payables to related parties	12.9	25.2
Accrued taxes	51.1	2.4
Other current liabilities	57.7	79.9
Current liabilities	284.9	355.6

Long-term debt to parent	10.9	11.0
Long-term debt	620.6	620.6
Deferred income taxes	156.6	156.8
Deferred investment tax credits	12.6	12.9
Regulatory liabilities	254.0	272.0
Environmental remediation liabilities	67.7	67.8
Pension and postretirement benefit obligations	193.9	186.5
Payables to related parties	17.6	18.1
Other	106.5	104.1
Long-term liabilities	1,440.4	1,449.8

Commitments and contingencies

Preferred stock with no mandatory redemption	51.2	51.2
Common stock equity	1,109.2	1,100.0
Total liabilities and shareholders' equity	$2,885.7	$2,956.6

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)	March 31	December 31
(Millions, except share amounts)	2007	2006

Common stock equity
Common stock, $4 par value, 32,000,000 shares authorized,
23,896,962 shares outstanding	$95.6	$95.6
Premium on capital stock	686.6	685.1
Accumulated other comprehensive loss	-	(0.2)
Retained earnings	327.0	319.5
Total common stock equity	1,109.2	1,100.0

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -

Series Shares Outstanding
5.00% 131,916	13.2	13.2
5.04% 29,983	3.0	3.0
5.08% 49,983	5.0	5.0
6.76% 150,000	15.0	15.0
6.88% 150,000	15.0	15.0
Total preferred stock	51.2	51.2

Long-term debt to parent
Series Year Due
8.76% 2015	4.5	4.5
7.35% 2016	6.4	6.5
Total long-term debt to parent	10.9	11.0

Long-term debt
First mortgage bonds
Series Year Due
6.90% 2013	-	22.0
7.125% 2023	0.1	0.1
Senior notes
Series Year Due
6.125% 2011	150.0	150.0
4.875% 2012	150.0	150.0
3.95% 2013	22.0	22.0
4.80% 2013	125.0	125.0
6.08% 2028	50.0	50.0
5.55% 2036	125.0	125.0
Total first mortgage bonds and senior notes	622.1	644.1
Unamortized discount on long-term debt, net	(1.5)	(1.5)
Total	620.6	642.6
Current portion	-	(22.0)
Total long-term debt	620.6	620.6
Total capitalization	$1,791.9	$1,782.8

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2007	2006

Operating Activities
Net income before preferred stock dividends of subsidiary	$33.0	$27.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	24.6	23.5
Recovery of Kewaunee outage expenses	2.5	3.1
Refund of non-qualified decommissioning fund	(13.6)	(13.8)
Recoveries of other regulatory assets and liabilities	7.7	6.6
Deferred income taxes	(0.5)	3.9
Investment tax credit restored	(0.3)	(0.3)
Allowance for equity funds used during construction	(0.2)	(0.2)
Equity income, net of dividends	(1.2)	(0.3)
Pension expense	6.9	6.3
Postretirement expense	1.8	2.7
Other, net	(0.6)	0.5
Changes in -
Customer and other receivables	(54.3)	(20.2)
Accrued utility revenues	5.0	19.5
Inventories	58.5	55.0
Prepaid federal income taxes	31.6	15.0
Miscellaneous assets	14.4	9.0
Accounts payable	(36.4)	(73.2)
Accrued taxes	45.3	(3.6)
Miscellaneous current and accrued liabilities	(8.5)	15.8
Net cash provided by operating activities	115.7	76.3

Investing Activities
Capital expenditures	(41.4)	(61.3)
Restricted cash for repayment of long-term debt	22.0	-
Long-term receivable from ATC	(13.6)	(2.1)
Other	(0.1)	0.2
Net cash used for investing activities	(33.1)	(63.2)

Financing Activities
Short-term debt - net	(35.9)	8.0
Payments of long-term debt	(22.1)	-
Dividends to parent	(23.8)	(22.0)
Preferred stock dividends	(0.8)	(0.8)
Other	(0.1)	(0.1)
Net cash used for financing activities	(82.7)	(14.9)
Net change in cash and cash equivalents	(0.1)	(1.8)
Cash and cash equivalents at beginning of period	0.8	2.5
Cash and cash equivalents at end of period	$0.7	$0.7

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2007

NOTE 1-- FINANCIAL INFORMATION

We have prepared the condensed consolidated financial statements of WPSC under the rules and regulations of the SEC.

These financial statements on Form 10-Q have not been audited. Management believes that these financial statements include all adjustments (which unless otherwise noted include only normal recurring adjustments) necessary for a fair presentation of the financial results for each period shown. We have condensed or omitted certain financial information and note disclosures normally included in our annual audited financial statements. These condensed financial statements should be read along with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, which are included within the Annual Report on Form 10-K for the year ended December 31, 2006 of our parent corporation, Integrys Energy Group, Inc. Overall, the formats of WPSC's Condensed Consolidated Balance Sheets and Statements of Income were modified in the first quarter of 2007, to conform to the presentation used by Integrys Energy Group. In addition, certain items from the prior periods have been reclassified to conform to the current year presentation. Significant reclassifications are as follows:

Condensed Consolidated Balance Sheets

Customers electing a budget payment plan had a credit balance of $16.1 million at December 31, 2006. Since this balance is subject to change based upon the amount of future billings, this balance was reclassified from accounts payable to other current liabilities.

At December 31, 2006, WPSC recorded non-utility property, plant and equipment of $9.8 million within other long-term assets. The $9.8 million was reclassified from other long-term assets to property, plant and equipment in order to conform to the March 31, 2007 presentation.

At December 31, 2006, WPSC recorded accrued labor costs of $5.9 million within accounts payable. The $5.9 million was reclassified from accounts payable to other current liabilities in order to conform to the March 31, 2007 presentation.

At December 31, 2006, WPSC recorded $4.9 million of taxes payable other than income taxes within accounts payable. The $4.9 million was reclassified from accounts payable to other current liabilities in order to conform to the March 31, 2007 presentation.

Condensed Consolidated Statements of Income

$3.7 million of software and intangible asset amortization expense in the first quarter of 2006, was reclassified from operating and maintenance expense to depreciation and amortization expense to conform to the March 31, 2007 presentation.

Condensed Consolidated Statements of Cash Flows

The reclassifications discussed above related to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income were also reflected as reclassifications in the Condensed Consolidated Statements of Cash Flows for the quarter ended March 31, 2006. These reclassifications had no impact on total operating, investing, or financing activities.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the WPSC Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31
(Millions)	2007	2006
Cash paid for interest	$6.2	$6.6
Cash paid for income taxes	$4.9	$1.4

Weston 4 construction costs funded through accounts payable and treated as non-cash investing activities were approximately $29.9 million at March 31, 2007, and $43.5 million at March 31, 2006. Under WPSC's cash management policy, accounting overdraft cash balances of $3.4 million and $5.8 million at March 31, 2007 and December 31, 2006, respectively, were reclassified to accounts payable.

NOTE 3--RISK MANAGEMENT ACTIVITIES

As part of our regular operations, WPSC enters into contracts, including options, futures, forwards, and other contractual commitments, to manage the risk of changes in commodity prices.

WPSC accounts for its derivative contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. SFAS No. 133 establishes accounting and financial reporting standards for derivative instruments and requires, in part, that we recognize certain derivative instruments on the balance sheet as assets or liabilities at their fair value. All the derivatives at WPSC qualify for regulatory deferral subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. Therefore, WPSC's derivatives are marked to fair value pursuant to SFAS No. 133 and are offset with a corresponding regulatory asset or liability. The following table shows WPSC's assets and liabilities from risk management activities as of March 31, 2007, and December 31, 2006:

	Assets		Liabilities
(Millions)	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Commodity contracts	$6.8	$3.8	$2.0	$10.2
Financial transmission rights	5.8	13.7	0.5	2.0
Total	$12.6	$17.5	$2.5	$12.2
Balance Sheet Presentation
Other current	$12.3	$17.5	$2.3	$11.3
Other long-term	0.3	-	0.2	0.9
Total	$12.6	$17.5	$2.5	$12.2

Assets and liabilities from risk management activities are classified as other current assets or liabilities and other long-term assets or liabilities based upon the maturities of the underlying contracts. The derivatives listed in the above table as "Commodity contracts" include a limited number of electric and natural gas purchase contracts as well as financial derivative contracts (NYMEX futures and options) used by WPSC's electric utility segment to mitigate the market price volatility of natural gas used for generation. The electric utility segment also uses financial instruments to manage transmission congestion costs, which are shown in the above table as "Financial transmission rights."

Derivative instruments at WPSC are entered into in accordance with the terms of the risk management policies and plans approved by the PSCW. Changes in the fair value of derivative instruments are recognized as regulatory assets or liabilities as the PSCW and MPSC have allowed deferral of the mark-to-market effects of derivative instruments at WPSC. Thus, management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be collected from or refunded to customers.

NOTE 4--GOODWILL AND OTHER INTANGIBLE ASSETS

At March 31, 2007, and December 31, 2006, goodwill recorded by WPSC was $36.4 million and relates to WPSC's 2001 acquisition of Wisconsin Fuel and Light Company. Goodwill is included in other long-term assets on the Condensed Consolidated Balance Sheets.

NOTE 5--SHORT-TERM DEBT AND LINES OF CREDIT

WPSC manages its liquidity by maintaining adequate external financing commitments. WPSC had total borrowing capacity under its credit facilities of $125.0 million at both March 31, 2007 and December 31, 2006, with $109.1 million and $73.2 million of available capacity remaining under these credit lines at March 31, 2007, and December 31, 2006, respectively.

The information in the table below relates to WPSC's short-term debt and lines of credit.

(Millions)	Maturity	March 31, 2007	December 31, 2006
Credit Agreements and Revolving Notes
Revolving credit facility	6/02/10	$115.0	$115.0
Revolving short-term notes payable	5/13/07	10.0	10.0
Total short-term credit capacity		$125.0	$125.0

Less:
Letters of credit issued inside credit facilities		3.8	3.8
Loans outstanding under the credit agreements		10.0	10.0
Commercial paper outstanding		2.1	38.0
Available capacity under existing agreements		$109.1	$73.2

WPSC’s short-term borrowings consist of sales of commercial paper backed by the unsecured revolving credit agreement and short-term notes as shown in the following table.

(Millions)	March 31, 2007	December 31, 2006
Commercial paper outstanding	$2.1	$38.0
Average discount rate on outstanding commercial paper	5.60%	5.47%
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on short-term notes payable	5.27%	5.37%
Available (unused) lines of credit	$109.1	$73.2

The commercial paper at March 31, 2007, had a maturity date of April 2, 2007.

NOTE 6--LONG-TERM DEBT

In January 2007, WPSC used the proceeds from $22.0 million of 3.95% senior notes issued in December 2006 to the Village of Weston, Wisconsin to repay the outstanding principal balance of $22.0 million of 6.90% First Mortgage bonds due February 1, 2013. See WPSC's Condensed Consolidated Statements of Capitalization for more information on WPSC's long-term debt.

NOTE 7--ASSET RETIREMENT OBLIGATIONS

Under the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," and Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," WPSC has recorded liabilities for legal obligations associated with the retirement of tangible long-lived assets. WPSC identified asset retirement obligations primarily related to asbestos abatement at certain generation facilities, office buildings, and service centers; disposal of PCB-contaminated transformers; and closure of fly-ash landfills at certain generation facilities. In accordance with SFAS No. 71, WPSC establishes regulatory assets and liabilities to record the differences between ongoing expense recognition under SFAS No. 143 and Interpretation No. 47, and the rate-making practices for retirement costs authorized by the applicable regulators. All asset retirement obligations are recorded as other long-term liabilities in the Condensed Consolidated Balance Sheet of WPSC.

The following table shows changes to the asset retirement obligations of WPSC through March 31, 2007.

(Millions)
Asset retirement obligations at December 31, 2006	$8.1
Accretion	0.1
Asset retirement obligations at March 31, 2007	$8.2

NOTE 8--INCOME TAXES

The effective tax rates for the three months ended March 31, 2007 and March 31, 2006, were 38.0% and 35.7%, respectively. WPSC's provision for income taxes was calculated in accordance with APB Opinion No. 28, "Interim Financial Reporting." Accordingly, our interim effective tax rate reflects our projected annual effective tax rate. The effective tax rate differs from the federal tax rate of 35%, primarily due to state income taxes.

Effective January 1, 2007, WPSC adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an Interpretation of FAS 109.” The cumulative effect of adopting FIN 48 was a decrease of $0.9 million to the January 1, 2007 retained earnings balance.

At January 1, 2007, WPSC's liability for uncertain tax positions was $3.5 million. During the first quarter of 2007, WPSC recognized additional liabilities for uncertain tax positions of $0.5 million.

With the adoption of Fin 48, Integrys Energy Group now records penalties and accrued interest related to income taxes as a component of income tax expense. Prior to January 1, 2007, Integrys Energy Group had recorded interest and penalties as components of income before taxes. As of January 1, 2007, unrecognized tax benefits of $2.4 million would affect WPSC's effective tax rate if recognized in subsequent periods. WPSC records penalties and accrued interest related to uncertain tax positions in income tax expense. At January 1, 2007, subsequent to the adoption of FIN 48, $0.1 million was included in the liability for uncertain tax positions for the possible payment of interest and penalties.

WPSC files income tax returns in the U.S. federal jurisdiction, and in various US state and local jurisdictions, on a stand-alone basis or as part of Integrys Energy Group filings. With a few exceptions (major exceptions listed below), WPSC is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2002.

●	Wisconsin Department of Revenue - WPSC has agreed to statute extensions for tax years covering 1996-2001.

WPSC has closed examinations for the following major jurisdictions for the following tax years:

●
United States Internal Revenue Service (IRS) - Integrys Energy Group (formerly WPS Resources Corporation) and consolidated subsidiaries have an agreed to audit report and closing statement for an IRS examination of the 2002 and 2003 tax years.

●
United States IRS - Integrys Energy Group (formerly WPS Resources Corporation) and consolidated subsidiaries have a partially agreed to audit report and closing statement for an IRS examination of the 2004 tax year, but one open issue from the agents report has been protested by the taxpayer and has been sent to IRS appeals for potential resolution.

WPSC has open examinations for the following major jurisdictions for the following tax years:

●	United States IRS - Integrys Energy Group (formerly WPS Resources Corporation) and consolidated subsidiaries have an open examination for the 2005 tax year.
●	Wisconsin Department of Revenue - WPSC has an open examination for the 1996-2001 tax years.

We do not expect a significant impact to the FIN 48 liability from the expiration of the statute of limitations in any jurisdiction to occur within the next 12 months.

NOTE 9--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

WPSC routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations. As of March 31, 2007, WPSC has obligations related to coal, purchased power, and natural gas. Obligations related to coal supply and transportation extend through 2016 and total $418.4 million. Through 2016, WPSC has obligations totaling $1.3 billion for either capacity or energy related to purchased power. Also, there are natural gas supply and transportation contracts with total estimated demand payments of $93.5 million through 2017. WPSC expects to recover these costs in future customer rates. Additionally, WPSC has contracts to sell electricity and natural gas to customers.

WPSC has commitments in the form of purchase orders issued to various vendors. At March 31, 2007, these purchase orders totaled $337.8 million for WPSC. The majority of these commitments relate to large construction projects, including construction of the 500-megawatt Weston 4 coal-fired generation facility near Wausau, Wisconsin.

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

In response to the EPA’s Clean Air Act enforcement initiative, several utilities have elected to settle with the EPA, while others are in litigation. In general, those utilities that have settled have entered into consent decrees which require the companies to pay fines and penalties, undertake supplemental environmental projects, and either upgrade or replace pollution controls at existing generating units or shut down existing units and replace these units with new electric generation facilities. Several of the settlements involve multiple facilities. The fines and penalties (including the capital costs of supplemental environmental projects) associated with these settlements range between $7.0 million and $30.0 million. The regulatory interpretations upon which the lawsuits or settlements are based may change based on future court decisions that may be rendered in pending litigations.

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

Pulliam Air Permit Violation Lawsuit

On October 19, 2005, the Sierra Club Inc. and Clean Wisconsin Inc. filed a complaint against WPSC in the Eastern District of Wisconsin pursuant to the citizen suit provisions of the Clean Air Act. The complaint alleged various violations at the 373-megawatt J.P. Pulliam Plant located in Green Bay, Wisconsin, including opacity exceedances, opacity monitoring violations, and other violations of limitations in the facility's Clean Air Act operating permit. On January 10, 2007, the court entered a Consent Decree based on the stipulated agreement of the parties, settling the litigation. Under the terms of the Consent Decree, WPSC is to pay the plaintiffs attorneys fees, fund $500,000 of environmental projects through the Wisconsin Energy Conservation Corporation, and perform upgrades on the precipitators and other environmental control equipment at Pulliam. For one year after the improvements are completed (January 1 through December 1, 2008), WPSC's performance will be evaluated and, depending upon that performance, WPSC may be required to make additional contributions to energy efficiency projects. WPSC will implement environmental control upgrades on Pulliam Units 5, 6, 7, and 8 and continue to operate those units. In lieu of upgrading the precipitators for Pulliam Units 3 and 4 (both are 30-megawatt units), WPSC has elected to shut down these units by December 31, 2007. Since WPSC expects the 500-megawatt Weston 4 plant to come on line in 2008, it anticipates no electric supply shortfalls as there will be power available to replace these small units.

Weston 4 Air Permit

On November 15, 2004, the Sierra Club filed a petition with the WDNR under Section 285.61, Wis. Stats., seeking a contested case hearing on the WDNR construction permit issued for the Weston 4 generation station (“Weston 4 air permit”). In February 2006, the Administrative Law Judge affirmed the Weston 4 air permit with changes to the emission limits for sulfur dioxide and nitrogen oxide from the coal-fired boiler and particulate from the cooling tower. The changes, which were implemented by the WDNR in a revised permit issued on March 28, 2007, set limits that are more stringent than those originally set by the WDNR.

The Sierra Club and WPSC filed petitions for judicial review of the Administrative Law Judge's decision with the circuit court. On August 7, 2006, WPSC withdrew its petition for judicial review and sought dismissal, without prejudice, of the Sierra Club's petition as premature. On October 12, 2006, the court granted the motion to dismiss and the Sierra Club filed a petition for appeal of the circuit court's dismissal with the Wisconsin Court of Appeals. Oral argument in the Court of Appeals proceeding is scheduled for May 16, 2007. These activities did not stay the construction of the Weston 4 facility or the Administrative Law Judge's decision on the Weston 4 air permit. WPSC believes that it has substantial defenses to the Sierra Club's appeal of the circuit court's decision and does not expect these actions to stop construction. However, until the Sierra Club's challenge is finally resolved, WPSC will not be able to make a final determination of the probable cost impact, if any, of compliance with the revised Weston 4 air permit on its future operating or construction costs.

Weston Operating Permits

On April 18 and April 26, 2005, WPSC notified the WDNR that the existing Weston facility was not in compliance with certain provisions of the Title V air operating permit that was issued to the facility in October 2004. These provisions include: (1) the particulate emission limits applicable to the coal handling equipment; (2) the carbon monoxide limit for Weston combustion turbines; and (3) the limitation on the sulfur content of the fuel oil stored at the Weston facility. On July 25, 2005, a Notice of Violation (NOV) was issued to WPSC by the WDNR alleging various violations of the operating permit. In response to the NOV, a compliance plan was submitted to the WDNR. Subsequently, stack testing was performed, which indicated continuing exceedances of the particulate limits from the coal handling equipment. On January 19, 2006, WPSC received from the WDNR a Notice of Noncompliance seeking further information by February 3, 2006, regarding the alleged noncompliance event. On February 20, 2006, a NOV was issued regarding the fuel oil issue, concerns over monitoring procedures and the operation of baghouse equipment. The WDNR referred the matter to the Wisconsin Attorney General’s Office for resolution on April 11, 2007. WPSC has undertaken corrective actions and is seeking to revise the applicable permit limits.

In early November 2006, it came to the attention of WPSC that previous ambient air quality computer modeling done by the WDNR for the Weston facility (and other nearby air sources) did not take into account the emissions from the existing Weston 3 facility for purposes of evaluating air quality increment consumption under the required Prevention of Significant Deterioration (PSD) analysis. For the PSD analysis, a baseline of emissions was established in each area of the country which meets National Ambient Air Quality Standards, with a corresponding allowable increment of additional emissions for each regulated pollutant which, if permitted, would still ensure that the air quality in the area will not be degraded below the National Standard. Each new air permit issued by the WDNR then uses up part of the available increment for specific pollutants, and once, and so long as the total increment for any pollutant is exhausted, the WDNR cannot issue air permits for any additional sources of that pollutant.

WPSC continues to investigate the situation as it relates to the Weston facility in connection with the future Weston operating permit and is continuing to work with the WDNR. WPSC may be required to make changes to the Weston facility operating permits to address any modeling issues that may arise. To the extent necessary, WDNR would have the ability under the Title V program to incorporate any such changes in a compliance plan. WPSC currently is not able to make a final determination of the probable timing or cost impact of this issue, if any.

Mercury and Interstate Air Quality Rules

On October 1, 2004, the mercury emission control rule became effective in Wisconsin. The rule requires WPSC to control annual system mercury emissions in phases. The first phase will occur in 2008 and 2009. In this phase, the annual mercury emissions are capped at the average annual system mercury emissions for the period 2002 through 2004. The next phase will run from 2010 through 2014 and requires a 40% reduction from average annual 2002 through 2004 mercury input amounts. After 2015, a 75% reduction is required with a goal of an 80% reduction by 2018. The State of Wisconsin is in the process of revising the state rule to adopt the federal requirements. The draft rule revisions contain provisions that may impact the cost of compliance. However, following the public hearing and comment process, those provisions may change. Also, the State of Wisconsin has filed suit against the federal government along with other states in opposition to the rule. WPSC estimates capital costs of approximately $15.0 million to achieve the proposed 75% reductions. The capital costs are expected to be recovered in future rate cases.

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

The final Clean Air Interstate Rule requires reduction of sulfur dioxide and nitrogen oxide emissions in two phases. The first phase requires about a 50% reduction beginning in 2009 for nitrogen oxide and beginning in 2010 for sulfur dioxide. The second phase begins in 2015 for both pollutants and requires about a 65% reduction in emissions. The rule allows the State of Wisconsin to either require utilities located in the state to participate in the EPA's interstate cap and trade program or meet the state's emission budget for sulfur dioxide and nitrogen oxide through measures to be determined by the state. Wisconsin’s rule, which is anticipated to be final in June 2007, incorporates the cap and trade approach.

Currently, WPSC is evaluating a number of options that include using the cap and trade program and/or installing controls. For planning purposes, it is assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2015. The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of WPSC's long-term maintenance plan for its existing units. As such, controls or conversions may need to take place before 2015. On a preliminary basis and assuming controls or conversion are required, WPSC estimates capital costs of $229.0 million in order to meet an assumed 2015 compliance date. This estimate is based on costs of current control technology and current information regarding the final EPA rule. The costs may change based on the requirements of the final state rules.

Manufactured Gas Plant Remediation

WPSC continues to investigate the environmental cleanup of ten manufactured gas plant sites. Cleanup of the land portion of the Oshkosh, Stevens Point, Green Bay, Manitowoc, Menominee, and two Sheboygan sites in Wisconsin is substantially complete. Groundwater treatment and/or monitoring at these sites will continue into the future. Cleanup of the land portion of three sites will be addressed in the future. River sediment remains to be addressed at sites with sediment contamination, and priorities will be determined in consultation with the EPA. The additional work at the sites remains to be scheduled.

In May 2006, WPSC transferred six sites with sediment contamination formally under WDNR jurisdiction to the EPA Superfund Alternatives Program. In January 2007, a seventh site in Sheboygan was transferred to the EPA Superfund Alternatives Program. Under the EPA's program, the remedy decision will be based on risk-based criteria typically used at Superfund sites. A schedule has been agreed to under which on-site investigative work will commence in 2007. WPSC estimated the future undiscounted investigation and cleanup costs as of March 31, 2007, to be approximately $67.7 million and has accrued this amount at March 31, 2007. WPSC may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and the assessment of natural resource damages. WPSC expects to recover actual cleanup costs, net of insurance recoveries, in future customer rates. Under current PSCW policies, WPSC will not recover carrying costs associated with the cleanup expenditures. WPSC has received $12.9 million in insurance recoveries, which were recorded as a reduction in the regulatory asset as of March 31, 2007. WPSC received an additional $2.5 million in insurance recoveries in April, 2007.

Other Environmental Issues

There is increasing concern over the issue of climate change and the effect of emissions of greenhouse gases. WPSC is evaluating both the technical and cost implications, which may result from a future greenhouse gas regulatory program. This evaluation indicates that it is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for WPSC and its customers. At this time, there is no commercially available technology for removing carbon dioxide from a pulverized coal-fired plant, but significant research is in progress. Efforts are underway within the utility industry to develop cleaner ways to burn coal. The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues. Based on the complexity and uncertainty of the climate issues, a risk exists that future carbon regulation will increase the cost of electricity produced at coal-fired generation units. However, we believe the capital expenditures we are making at our generation units are appropriate under any reasonable mandatory greenhouse gas program. WPSC will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas regulatory actions.

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

Past cases have been resolved without any material adverse effect on the financial statements of WPSC. Two stray voltage cases are now pending. The first case, Allen v. WPSC, resulted in a June 2003 jury verdict in the plaintiff's favor. Both parties appealed. In February 2005, the court of appeals affirmed the damage verdict but remanded to the trial court for a determination of whether a post-verdict injunction was warranted. WPSC paid the damages verdict. On August 31, 2006, the parties settled the injunction issues. This settlement does not resolve the entire case, because the plaintiff has been permitted to file an amended complaint seeking money damages allegedly suffered since June 2003. Trial is scheduled for October 30, 2007 in Green Bay. The expert witnesses retained by WPSC do not believe that there is any scientific evidence of a "stray voltage" problem caused by WPSC on the plaintiff's land after June 2003. Accordingly, WPSC intends to contest the plaintiff's claim for money damages. The second case, Wojciehowski Brothers Farms v. WPSC, was brought in Wisconsin in Marinette County. The case is currently in discovery, and WPSC is vigorously defending the case. No trial date has been set.

Two cases have been recently resolved. The first of these cases, Schmoker v. WPSC was brought in Wisconsin state court in Winnebago County. This case has been settled well within WPSC’s self insured retention. The second of these cases, Seidl v. WPSC, is also no longer pending. That case was dismissed on June 21, 2005, when the trial judge granted WPSC's motion for a directed verdict. The Seidl plaintiffs appealed that dismissal. On July 18, 2006, the Court of Appeals affirmed the trial judge's ruling. The plaintiffs chose not to ask the Wisconsin Supreme Court to review the case, so the dismissal is now final.

WPSC has insurance coverage for these pending claims, but the policies have customary self-insured retentions per occurrence. Based upon the information known at this time and the availability of insurance, WPSC believes that the total cost to it of resolving the pending actions will not be material.

NOTE 10--GUARANTEES

As part of normal business, WPSC enters into various guarantees providing financial or performance assurance to third parties.

At March 31, 2007 and December 31, 2006, outstanding guarantees at WPSC totaled $12.8 million and $14.1 million, respectively, as follows:

WPSC's Outstanding Guarantees (Millions)	March 31, 2007	December 31, 2006
Standby letters of credit	$3.9	$3.9
Other guarantees	8.9	10.2
Total guarantees	$12.8	$14.1

At WPSC's request, financial institutions have issued $3.9 million in standby letters of credit for the benefit of third parties that have extended credit to WPSC.

In conjunction with the sale of Kewaunee, WPSC and Wisconsin Power and Light Company agreed to indemnify Dominion for 70% of any and all reasonable costs asserted or initiated against, suffered, or otherwise existing, incurred or accrued, resulting from or arising from the resolution of any design bases documentation issues that are incurred prior to completion of Kewaunee's scheduled maintenance period for 2009 up to a maximum exposure of $15.0 million for WPSC and Wisconsin Power and Light Company combined. WPSC believes that it will expend its share of costs related to this indemnification and, as a result, initially recorded the fair value of the liability, or $8.9 million, as a component of the loss on the sale of Kewaunee. As of March 31, 2007, WPSC has paid a total of $4.0 million to Dominion related to this guarantee, reducing the liability to $4.9. The liability recorded at December 31, 2006 for this guarantee was $5.3 million.

A guarantee was issued by WPSC to indemnify a third party for exposures related to the construction of utility assets. This amount is not reflected on WPSC's Consolidated Balance Sheet, as this agreement was entered into prior to the effective date of FASB Interpretation No. 45. The maximum exposure related to this guarantee was $4.0 million at March 31, 2007 and $4.9 million at December 31, 2006 and is included in the above table.

NOTE 11--EMPLOYEE BENEFIT PLANS

The following table provides the components of net periodic benefit cost for WPSC's benefit plans for the three months ended March 31:

	Pension Benefits		Other Benefits
(Millions)	2007	2006	2007	2006
Net periodic benefit cost
Service cost	$4.8	$4.5	$1.7	$1.7
Interest cost	8.5	8.3	3.3	3.5
Expected return on plan assets	(9.0)	(9.1)	(3.2)	(3.0)
Amortization of transition obligation	-	-	0.1	0.1
Amortization of prior-service cost (credit)	1.1	1.2	(0.5)	(0.5)
Amortization of net loss	1.5	1.4	0.4	0.9
Net periodic benefit cost	$6.9	$6.3	$1.8	$2.7

WPSC records transition obligations, prior service costs (credits), and net losses that have not yet been recognized as a component of net periodic benefit cost as net regulatory assets, pursuant to SFAS No. 71.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year. For the three months ended March 31, 2007, no contributions were made to either the pension benefit plan or to the other postretirement benefit plans. WPSC expects to contribute $25.4 million to its pension plan and $15.2 million to its other postretirement benefit plans in the remainder of 2007.

NOTE 12--COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires the reporting of other comprehensive income in addition to income available for common shareholders. Total comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. WPSC's total comprehensive income was equivalent to its net income at March 31, 2007 and 2006.

The following table shows the changes to accumulated other comprehensive income (loss) from December 31, 2006, to March 31, 2007.

(Millions)
December 31, 2006 balance	$(0.2)
Change related to equity method investment	0.2
March 31, 2007 balance	$-

NOTE 13--REGULATORY ENVIRONMENT

Wisconsin

The PSCW approved the merger of Integrys Energy Group (WPSC's parent) with Peoples Energy Corporation as of February 16, 2007. The merger approval order contains several conditions. One condition is that WPSC will not have a base rate increase prior to January 1, 2009. Under this condition,

WPSC will be allowed to adjust rates effective January 1, 2008 for changes in fuel costs due to changes in the NYMEX natural gas futures prices, coal prices and transportation costs for coal. While WPSC had asked for authority to also adjust rates effective January 1, 2008 for the change in transmission costs from 2007 to 2008, the PSCW did not provide that authority in this order. WPSC will continue to pursue recovery of 2008 transmission costs. Other conditions imposed in the order include no recovery of transaction costs, recovery of transition costs in 2009 and later years limited to the verified synergy savings in those years, a requirement that WPSC seek approval for the formation of a services company within 120 days of the closing of the merger, WPSC holding ratepayers harmless from any increase in interest and preferred stock costs demonstrated to be attributable to nonutility activities and provided that the authorized capital structure is consistent with the authorized costs, and WPSC not paying a dividend to Integrys Energy Group in an amount greater than 103% of the prior year's dividend.

On January 11, 2007, the PSCW issued a final written order authorizing a retail electric rate increase of $56.7 million (6.61%) and a retail natural gas rate increase of $18.9 million (3.77%), effective January 12, 2007. The 2007 rates reflect a 10.9% return on common equity. The PSCW also approved a common equity ratio of 57.46% in its regulatory capital structure. The 2007 retail electric rate increase was required primarily because of increased costs associated with electric transmission, costs related to the construction of Weston 4 and the additional personnel to maintain and operate the plant, and costs to maintain the Weston 3 generation unit and the De Pere Energy Center. The 2007 retail natural gas rate increase was driven by infrastructure improvements necessary to ensure the reliability of the natural gas distribution system and costs associated with the remediation of former manufactured gas plant sites. In order to provide greater rate certainty for our customers through 2008, WPSC filed a biennial rate proposal with the PSCW on July 7, 2006. The PSCW acted upon this proposal as part of the 2007 rate case and approved the biennial rate proposal for 2007 and 2008, but denied WPSC’s proposed revenue stability mechanism.

As part of its January 2007 final written order, the PSCW determined that it was reasonable for WPSC to continue to defer the MISO Day 2 charges associated with net congestion and financial transmission rights costs and revenues, and the cost differences between marginal losses and average losses through 2007. At March 31, 2007, WPSC had deferred $19.1 million of costs related to these matters.

On April 25, 2006, WPSC filed with the PSCW a stipulation agreement with various interveners to refund a portion of the difference between fuel costs that were projected in the 2006 Wisconsin retail rate case and actual Wisconsin retail fuel costs incurred from January 2006 through March 2006 as well as the projected fuel savings in April through June 2006. This refund resulted in a credit to customers' bills over the months of May 2006 to August 2006. On October 2, 2006, WPSC filed for an additional refund of $15.6 million to reflect additional fuel cost saving. The PSCW approved this filing and ordered this amount to be refunded based on November and December usage. Customer refunds of $28.6 million were made in 2006, related to the stipulation agreement. On March 16, 2007, the PSCW approved a final refund to WPSC retail electric customers of $14.5 million. This refund had been accrued at December 31, 2006. The refund resulted in a credit to customers’ bills over the period mid-March to mid-April.

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

In WPSC's 2006 rate case (discussed above), the PSCW ruled that the deferred assets and liabilities related to the Kewaunee matters should be treated separately and determined that Wisconsin retail customers were entitled to be refunded approximately 85% (approximately $108.0 million of the total $127.1 million of proceeds received) of the proceeds received from the liquidation of the nonqualified decommissioning trust fund over a two-year period beginning on January 1, 2006 (in addition to the refund of carrying costs on the unamortized balance at the authorized pre-tax weighted average cost of capital). In 2005, the MPSC ruled that WPSC's Michigan customers were entitled to be refunded approximately 2% of the proceeds received from the liquidation of the nonqualified decommissioning fund over a 60-month period. Refunding to Michigan customers began in the third quarter of 2005. In December 2006, the MPSC issued an order authorizing WPSC to amortize the approximately $2.0 million balance of the Michigan portion of the Kewaunee nonqualified decommissioning trust fund simultaneously with the amortization of approximately $2.0 million of the 2005 power supply under collections from January 2007 through July 2010. FERC customers will receive approximately 13% of the proceeds received from the liquidation of the nonqualified decommissioning fund.

On August 8, 2005, the FERC accepted the proposed refund plan for filing and implemented the plan effective January 1, 2006, subject to refund upon final resolution. Settlement discussions between WPSC and wholesale parties contesting WPSC's refund plan were held both in the fourth quarter of 2005 and in the first quarter of 2006, and a final agreement was reached with one FERC customer in the second quarter of 2006. A refund of approximately $3.0 million was made to this customer, offset by a payment received from this customer of approximately $1.0 million related to both the loss WPSC recorded on the sale of Kewaunee and costs incurred related to the 2005 Kewaunee outage. In the fourth quarter of 2006 a final agreement was reached between WPSC and the remaining FERC customers to resolve all Kewaunee related issues, which included the loss on the sale of Kewaunee, the outage costs related to the 2005 Kewaunee outage, and the refund of the non-qualified decommissioning trust fund. Based upon this resolution, in December 2006, the FERC Administrative Law Judge certified the settlement as uncontested. WPSC expects the FERC to issue a final order approving this settlement in the second quarter of 2007. Pursuant to the settlement, WPSC will be required to make a lump sum payment to the remaining FERC customers of approximately $14.0 million representing their contributions to the non qualified decommissioning trust fund during the period in which they received service from WPSC. The settlement would also require these FERC customers to make two separate lump-sum payments to WPSC with respect to the loss from the sale of Kewaunee and the 2005 Kewaunee power outage. The payments to WPSC total approximately $1.0 million and $9.0 million, respectively, and will be netted against the $14.0 million refund due to these customers within 30 days following the FERC's acceptance of the settlement.

At March 31, 2007, WPSC had a $42.2 million regulatory liability representing the amount of proceeds received from the liquidation of the nonqualified decommissioning trust fund remaining to be refunded in 2007.

On February 20, 2005, Kewaunee was temporarily removed from service after a potential design weakness was identified in its auxiliary feedwater system. On March 17, 2005, the PSCW authorized WPSC to defer replacement fuel costs related to the outage. On April 8, 2005, the PSCW approved deferral of the operating and maintenance costs, including carrying costs at the most recently authorized pre-tax weighted average cost of capital. In the order granted for WPSC's 2006 rate case, which was finalized on December 22, 2005 (discussed above), the PSCW determined that it was reasonable for WPSC to recover all deferred costs related to the 2005 Kewaunee forced outage over a five-year period, beginning on January 1, 2006, including carrying costs on the unamortized balance at the composite short-term debt rate. Because the PSCW had initially approved deferral of carrying costs based upon the weighted average cost of capital, WPSC was required to write-off $2.2 million of carrying costs in the fourth quarter of 2005. WPSC also filed with the FERC for approval to defer these costs in the wholesale jurisdiction and the issue was resolved as part of the settlement discussed above. For WPSC's Michigan retail customers, fuel costs are recovered through a pass through fuel adjustment clause and no deferral request is needed. At March 31, 2007, $36.8 million was left to be collected from ratepayers and remained recorded as a regulatory asset related to this outage.

In May 2005, WPSC received notification from its coal transportation suppliers that extensive maintenance was required on the railroad tracks that lead into and out of the Powder River Basin. The extensive maintenance ended on November 23, 2005. During the maintenance efforts, WPSC received approximately 87% of the expected coal deliveries. WPSC took steps to conserve coal usage and secured alternative coal supplies at its affected generation facilities during that time. On September 23, 2005, the PSCW approved WPSC's request for deferred treatment of the incremental fuel costs resulting from the coal supply issues. As of March 31, 2007, $5.8 million was deferred related to this matter. These costs were addressed in WPSC's 2007 retail electric rate case and will be recoverable in 2007 and 2008.

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

WPSC has intervened and protested a number of proposals regarding SECA submitted to the FERC because they believe those proposals could result in unjust, unreasonable, and discriminatory charges for customers. It is anticipated that most of the SECA rate charges incurred by WPSC and any refunds will be passed on to customers through rates. WPSC has reached a settlement in principle with American Electric Power and Commonwealth Edison, which was certified by the settlement judge and now awaits approval by the FERC along with dozens of other full and partial settlements. Under the terms of the settlement agreement, American Electric Power and Commonwealth Edison will refund almost $1.0 million of the approximately $4.0 million of SECA charges paid by WPSC during the transition period. If FERC does not approve this settlement, which is deemed unlikely, WPSC has reserved its rights to challenge various issues in SECA which were not settled by the hearings. WPSC has also reserved its rights to challenge any briefs on exception to the Initial Decision and FERC's final order in this case if the settlement is not approved.

NOTE 14--SEGMENTS OF BUSINESS

WPSC manages its reportable segments separately due to their different operating and regulatory environments. Its principal business segments are the regulated electric utility operations and the regulated natural gas utility operations. The tables below present information for the respective years pertaining to the operations of WPSC segmented by lines of business.

	Regulated Utilities
Segments of Business (Millions)	Electric Utility(1)	Gas Utility(1)	Total Utility	Other(2)	Reconciling Eliminations	WPSC Consolidated

Three Months Ended
March 31, 2007
External revenues	$268.8	$190.8	$459.6	$0.4	($0.4)	$459.6
Depreciation and amortization expense	18.9	5.7	24.6	0.1	(0.1)	24.6
Miscellaneous income	0.9	0.1	1.0	2.6	-	3.6
Interest expense	7.3	2.9	10.2	0.7	-	10.9
Provision for income taxes	9.1	11.2	20.3	(0.1)	-	20.2
Preferred stock dividends of subsidiary	0.5	0.3	0.8	-	-	0.8
Income available for common shareholders	14.3	15.9	30.2	2.0	-	32.2

Three Months Ended
March 31, 2006
External Revenues	$229.4	$193.0	$422.4	$0.4	($0.4)	$422.4
Depreciation and amortization expense	18.0	5.5	23.5	0.1	(0.1)	23.5
Miscellaneous income	0.4	0.1	0.5	2.6	-	3.1
Interest expense	6.7	2.4	9.1	0.9	-	10.0
Provision for income taxes	8.0	6.5	14.5	0.5	-	15.0
Preferred stock dividends of subsidiary	0.4	0.4	0.8	-	-	0.8
Income available for common shareholders	14.1	10.7	24.8	1.4	-	26.2
(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Other column.

NOTE 15--NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The standard eliminates the current requirement for deferring "day one" gains on energy contracts that are not evidenced by quoted market prices or other current market transactions. The standard is effective for WPSC beginning January 1, 2008. We are currently evaluating the impact that SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This standard permits entities to choose to measure many financial instruments and certain other items at fair value, following the provisions of SFAS No. 157. Included within the scope of the standard are all recognized financial assets and financial liabilities, except consolidated investments, consolidated interests in a variable interest entity, obligations for pension and certain other benefits, leases, and financial instruments that are classified as a component of shareholder's equity. Also included in the scope of the standard are firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services, and host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. SFAS No. 159 is effective for WPSC beginning January 1, 2008. We are currently evaluating the impact that SFAS No. 159 will have on our financial statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

WPSC, a wholly-owned subsidiary of Integrys Energy Group, Inc., is a regulated electric and natural gas utility. WPSC derives revenues primarily from the purchase, production, distribution, and sale of electricity and the purchase, distribution, and sale of natural gas to retail customers. WPSC also provides wholesale electric service to numerous utilities and cooperatives for resale.

Strategic Overview

The focus of WPSC's business plan is to create long-term value for shareholders and customers through growth, operational excellence, asset management, risk management, and the continued emphasis on reliable, competitively priced, and environmentally sound energy and energy related services. A discussion of the essential components of our business strategy is set forth below.

Maintain and Grow a Strong Regulated Utility Base - WPSC is focusing on continued growth in regulated operations. A strong regulated utility base is important in order to maintain a strong balance sheet, predictable cash flows, a desired risk profile, attractive dividends, and quality credit ratings, which are critical to the success of WPSC and Integrys Energy Group. WPSC believes the following recent developments have helped, or will help, maintain and grow its regulated utility base:

•
WPSC is expanding its regulated generation fleet in order to meet growing electric demand and ensure continued reliability. Construction of the 500-megawatt coal-fired Weston 4 base-load power plant located near Wausau, Wisconsin, continues in partnership with DPC and is expected to be commercially operational by June 2008.

•
WPSC continues to invest in environmental projects to improve air quality and meet the requirements set by environmental regulators. Capital projects to construct and upgrade equipment to meet or exceed required environmental standards are planned each year.

•	WPSC continues to upgrade electric and gas distribution facilities, related systems, and processes to enhance safety, reliability, and value for customers and shareholders.

Integrate Resources to Provide Operational Excellence - WPSC is committed to integrating resources and finding the best, most efficient processes while maintaining any and all applicable regulatory and legal restrictions. Through innovative ideas, embracing change, leveraging individual capabilities and expertise and utilizing creative solutions to meet and exceed our customer's expectations, we will provide value to shareholders and customers and assist in lowering costs for certain activities.

•
At WPSC, we are optimally sourcing work and combining resources to achieve best practices in order to achieve operational excellence and sustainable value for customers and Integrys Energy Group shareholders.

•
An initiative we call "Competitive Excellence" is being deployed across WPSC. Competitive Excellence strives to eliminate work that does not provide value for customers. This will create more efficient processes, improve the effectiveness of employees, and reduce costs.

Place Strong Emphasis on Asset and Risk Management - Our asset management strategy calls for the continuous assessment of our existing assets as well as a focus on the acquisition of assets that complement our existing business and strategy. This strategy also calls for a focus on the disposition of assets, including power plants, which are either no longer strategic to ongoing operations, are not performing as needed, or the disposition of which would reduce our risk profile. We maintain a portfolio approach to risk and earnings. We continue to evaluate alternatives for the sale of real estate holdings we have identified as no longer needed for our operations.

Our risk management strategy, in addition to asset risk management, includes the management of market, credit, and operational risk through the normal course of business. Forward purchases and sales of electric capacity, energy, natural gas, and other commodities allow for opportunities to secure prices in a volatile energy market. We have also implemented formula based market tariffs to manage risk in the wholesale market.

Continued Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Energy and Energy Related Services - WPSC's mission is the same as Integrys Energy Group's, to provide customers with the best value in energy and related services. By effectively operating a mixed portfolio of generation assets and investing in new generation, while maintaining or exceeding environmental standards, we are able to provide a safe, reliable, and value priced service to our customers. We concentrate our efforts on improving and operating efficiently and effectively in order to reduce costs and maintain a low risk profile. We actively evaluate opportunities for adding more renewable generation to provide additional environmentally sound energy to our portfolio.

•
Contract administration and formal project management tools have enabled us to better manage the costs of our construction expenditure program. These cost reduction initiatives help us provide competitively priced energy and energy related services.

•
NatureWise, our renewable energy program, was recently selected as one of the top ten renewable energy programs in the United States for 2006 by the United States Department of Energy's National Renewable Energy Laboratory. NatureWise, with a premium of 1.0 cent per kilowatt hour, ranked tenth among all United States utility programs in the price premium category.

•
We manage our operations to minimize the impact we might have on the environment. Our new Weston 4 facility will be one of the most efficient generating units in the country with state-of-the-art environmental controls and will allow us to reduce the amount of emissions produced for each megawatt-hour of electricity that we generate. We also expect to maintain or decrease the amount of greenhouse gases released per megawatt-hour generated, and support research and development initiatives that will enable further progress toward decreasing our carbon footprint.

•	By effectively operating a mixed portfolio of generation assets and investing in new generation, like Weston 4, WPSC is helping to ensure continued reliability for our customers.

RESULTS OF OPERATIONS

Electric operations accounted for approximately 58% of WPSC's revenue for the quarter ended March 31, 2007, while natural gas operations accounted for approximately 42% of WPSC's revenue for the quarter ended March 31, 2007.

First Quarter 2007 Compared with First Quarter 2006

WPSC Overview

WPSC's earnings on common stock for the quarters ended March 31 are shown in the following table:

WPSC's Results (Millions)	2007	2006	Change

Earnings on common stock	$32.2	$26.2	22.9%

WPSC's earnings on common stock were $32.2 million for the quarter ended March 31, 2007, compared to $26.2 million for the quarter ended March 31, 2006. As discussed in more detail below, natural gas operations had the largest impact on earnings at WPSC for the quarter ended March 31, 2007, compared to the same period in 2006.

•
WPSC's natural gas utility earnings increased $5.2 million (48.6%), from earnings of $10.7 million for the quarter ended March 31, 2006, to earnings of $15.9 million for the quarter ended March 31, 2007, driven by an increase in throughput volumes to higher margin residential and commercial and industrial customers. The increase in sales volumes to residential customers was driven by a 6.9% quarter-over-quarter increase in the average weather-normalized natural gas usage per customer and a 6.9% quarter-over-quarter increase in heating degree days.

Electric Utility Operations

	Three Months Ended March 31,
Electric Utility Results (Millions)	2007	2006	Change

Revenue	$268.8	$229.4	17.2%
Fuel and purchased power	135.4	112.2	20.7%
Margin	$133.4	$117.2	13.8%

Sales in kilowatt-hours
Residential	760.2	719.4	5.7%
Commercial and industrial	1,968.7	1,959.2	0.5%
Wholesale	892.6	836.4	6.7%
Other	10.2	10.0	2.0%
Total sales in kilowatt-hours	3,631.7	3,525.0	3.0%

Weather
Heating degree days - actual	3,552	3,322	6.9%

WPSC's electric utility revenue increased $39.4 million (17.2%) for the quarter ended March 31, 2007, compared to the same quarter in 2006, largely due to approved electric rate increases for WPSC's retail electric customers. In January 2007, the PSCW issued a final written order to WPSC authorizing a retail electric rate increase of $56.7 million (6.6%), effective January 12, 2007 for Wisconsin customers. This retail electric rate increase was required primarily because of increased costs associated with electric transmission, costs related to the construction of Weston 4 (including the training of additional personnel to maintain and operate this facility), and costs to maintain Weston 3 and the De Pere Energy Center. In addition, wholesale electric rates increased 14.3% quarter-over-quarter under the formula rate mechanisms in place for these customers. Also contributing to the increase in electric utility revenue was a 3.0% increase in sales volumes, primarily related to a 5.7% increase in sales volumes to residential customers and a 6.7% increase in sales volumes to wholesale customers. The increase in sales volumes to residential customers was driven by a 2.7% quarter-over-quarter increase in the average weather-normalized electricity usage per customer and a 6.9% quarter-over-quarter increase in heating degree days, as a portion of heating load is electric. Volumes to wholesale customers increased due to higher demand from existing customers.

WPSC's electric utility margin increased $16.2 million (13.8%) for the quarter ended March 31, 2007, compared to the same quarter in 2006. As discussed in more detail above, WPSC's margin was positively impacted by rate increases (primarily required to support higher operating expenses) and higher residential and wholesale electric sales volumes. While the margin impact of the quarter-over-quarter increase in average weather-normalized sales volumes to residential customers is difficult to quantify, the colder weather conditions contributed approximately an additional $1.3 million to WPSC's margin.

Natural Gas Utility Operations

	Three Months Ended March 31,
Gas Utility Results (Millions)	2007	2006	Change

Revenues	$190.8	$193.0	(1.1%)
Purchase costs	135.8	148.2	(8.4%)
Margins	$55.0	$44.8	22.8%

Throughput in therms
Residential	112.2	97.8	14.7%
Commercial and industrial	61.4	57.2	7.3%
Interruptible	6.2	7.6	(18.4%)
Interdepartmental	5.0	4.5	11.1%
Transport	106.9	99.8	7.1%
Total sales in therms	291.7	266.9	9.3%

Weather
Heating degree days - actual	3,552	3,322	6.9%

WPSC's natural gas utility revenue decreased $2.2 million (1.1%), to $190.8 million for the quarter ended March 31, 2007, from $193.0 million for the same quarter in 2006. The decrease in natural gas revenue at WPSC was due to natural gas prices that were 17.2% lower on a per-unit basis during the quarter ended March 31, 2007, compared to the same quarter in 2006. The decrease in natural gas prices was partially offset by a natural gas rate increase at WPSC and a 9.3% increase in natural gas throughput volumes. On January 11, 2007, the PSCW issued a final written order to WPSC authorizing a retail natural gas rate increase of $18.9 million (3.8%), effective January 12, 2007. This retail natural gas rate increase was required for infrastructure improvements necessary to ensure the reliability of the natural gas distribution system and costs associated with the remediation of former manufactured gas plant sites. The increase in natural gas throughput volumes at WPSC was driven by a 14.7% increase in residential volumes and a 7.3% increase in commercial and industrial volumes. The increase in sales volumes to residential customers was driven by a 6.9% quarter-over-quarter increase in the average weather-normalized natural gas usage per customer and a 6.9% quarter-over-quarter increase in heating degree days.

WPSC's natural gas utility margin increased $10.2 million (22.8%), from $44.8 million in the first quarter of 2006, to $55.0 million in the first quarter of 2007. As discussed in more detail above, the increase in WPSC's margin was driven by the retail natural gas rate increase (primarily required to support higher operating expenses), and an increase in throughput volumes to higher margin residential and commercial and industrial customers. While the margin impact of the quarter-over-quarter increase in average weather-normalized sales volumes is difficult to quantify, the colder weather conditions contributed approximately an additional $2.3 million to WPSC's margin.

Operating Expenses

	Three Months Ended March 31,
Operating Expenses (Millions)	2007	2006	Change

Operating and maintenance expense	$92.2	$78.9	16.9%
Depreciation and amortization expense	24.6	23.5	4.7%
Taxes other than income taxes	11.3	10.9	3.7%

Operating and Maintenance Expense

Operating and maintenance expenses increased $13.3 million (16.9%) for the quarter ended March 31, 2007, compared to the same quarter in 2006. The following items were the most significant contributors to the change in operating and maintenance expense at WPSC:

•	WPSC was allocated external costs to achieve merger synergies related to the merger of Intergys Energy Group (WPSC's parent) with Peoples Energy of $5.8 million in the first quarter of 2007.

•	Maintenance expenses at WPSC increased $3.9 million, primarily due to a major planned outage at the Weston 2 generation station.

•	Electric transmission expenses increased $3.7 million, a trend WPSC expects will continue as ATC charges higher rates each year due to additional transmission investment.

Depreciation and Decommissioning Expense

Depreciation and decommissioning expense increased $1.1 million (4.7%) for the quarter ended March 31, 2007, compared to the same quarter in 2006. The increase was driven by a $0.7 million increase in software amortization related to a new customer billing system.

LIQUIDITY AND CAPITAL RESOURCES

WPSC believes that its cash, operating cash flows, and borrowing ability because of strong credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects. However, WPSC's operating cash flow and access to capital markets can be impacted by macroeconomic factors outside its control. In addition, WPSC's borrowing costs can be impacted by its short-term and long-term debt ratings assigned by independent rating agencies, which in part are based on certain credit measures such as interest coverage and leverage ratios. Currently, WPSC believes these ratings continue to be among the best in the energy industry (see "Financing Cash Flows - Credit Ratings" below for more information).

Operating Cash Flows

During the three months ended March 31, 2007, net cash provided by operating activities was $115.7 million, compared to $76.3 million for the same period in 2006. The $39.4 million increase resulted from a $38.3 million increase in cash provided from working capital. The increase in cash provided from changes in working capital was a function of lower natural gas prices in the first quarter of 2007 compared to the same quarter in 2006. Natural gas prices were 17.2% lower on a per-unit basis during the quarter ended March 31, 2007, compared to the same quarter in 2006.

Investing Cash Flows

Net cash used for investing activities was $33.1 million during the three months ended March 31, 2007, compared to $63.2 million during the three months ended March 31, 2006. The $30.1 million year-over-year decrease in cash used for investing activities was primarily related to the liquidation of $22.0 million of restricted funds withdrawn from an escrow account, which were used for the payment of the outstanding principal balance of first mortgage bonds in January 2007, and a $19.9 million decrease in capital expenditures, primarily related to the construction of Weston 4, as explained below.

Capital Expenditures

Capital expenditures by business segment for the three months ended March 31 are as follows:

(Millions)	2007	2006
Electric utility	$37.9	$56.9
Gas utility	3.5	4.4
WPSC consolidated	$41.4	$61.3

The decrease in capital expenditures at the electric utility for the three months ended March 31, 2007, as compared to the same period in 2006, is mainly due to lower capital expenditures associated with the construction of Weston 4. Weston 4 is expected to be commercially operational by June 2008.

Financing Cash Flows

Net cash used for financing activities was $82.7 million during the three months ended March 31, 2007, compared to $14.9 million for the same period in 2006. The change was primarily driven by changes in short-term borrowings. A quarter-over-quarter increase in cash provided by operating activities in conjunction with lower capital expenditures allowed WPSC to pay down its short-term debt during the first quarter of 2007.

As prescribed by the PSCW, WPSC may not pay normal common stock dividends of more than 103% of the previous year's common stock dividend without the PSCW's approval. In addition, WPSC's Restated Articles of Incorporation limit the amount of common stock dividends that WPSC can pay to certain percentages of its prior 12-month net income, if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization.

Significant Financing Activities

WPSC had outstanding commercial paper borrowings of $2.1 million and $83.0 million at March 31, 2007, and 2006, respectively. WPSC had other outstanding short-term debt of $10.0 million at both March 31, 2007 and 2006.

In January 2007, WPSC used the proceeds from the $22.0 million of 3.95% senior notes issued in December 2006 to the Village of Weston, Wisconsin to repay the outstanding principal balance of the 6.90% first mortgage bonds which were to mature in 2013.

Credit Ratings

WPSC uses internally generated funds and commercial paper borrowing to satisfy most of its capital requirements. WPSC also periodically issues long-term debt, receives equity contributions from Integrys Energy Group, and makes payments for return of capital to Integrys Energy Group to reduce short-term debt, fund future growth, and maintain capitalization ratios as authorized by the PSCW. The specific forms of long-term financing, amounts, and timing depend on the availability of projects, market conditions, and other factors.

The credit ratings at March 31, 2007 for WPSC are listed in the table below.

Credit Ratings - WPSC	Standard & Poor's	Moody's
Senior secured debt Preferred stock Commercial paper Credit facility	A BBB+ A-2 -	Aa3 A3 P-1 A1

We believe these ratings continue to be among the best in the energy industry and allow us to access commercial paper and long-term debt markets on favorable terms. Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating.

On February 21, 2007, Standard & Poor's lowered the corporate credit rating on all WPSC's ratings by one notch as WPSC's liquidity is being pressured by its ongoing construction program.

On February 21, 2007, Moody's downgraded WPSC's senior secured rating to Aa3 from Aa2, its senior unsecured bank credit facility to A1 from Aa3, and its preferred stock to A3 from A2. Moody's also confirmed WPSC's commercial paper rating at Prime-1. Moody's actions to downgrade are due to concerns about the company's capital expenditure program leading to increased debt levels and pressured financial metrics in the near term.

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

WPSC holds credit lines to back 100% of its commercial paper borrowing and letters of credit. A significant decrease in the commercial paper credit ratings could adversely affect the company by increasing the interest rates at which it can borrow and potentially limiting the availability of funds to the company through the commercial paper market. A restriction in the company's ability to use commercial paper borrowing to meet working capital needs would require it to secure funds through alternate sources resulting in higher interest expense, higher credit line fees, and a potential delay in the availability of funds.

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of WPSC, including its subsidiary.

		Payments Due By Period
Contractual Obligations As of March 31, 2007 (Millions)	Total Amounts Committed	2007	2008-2009	2010 - 2011	2012 and Thereafter

Long-term debt principal and interest payments	$1,026.4	$25.0	$66.7	$216.7	$718.0
Operating lease obligations	17.8	3.4	5.9	4.6	3.9
Commodity purchase obligations	1,799.9	260.4	562.3	427.7	549.5
Purchase orders	337.8	296.3	41.4	0.1	-
Minimum pension funding	352.6	40.6	64.5	40.0	207.5
Total contractual cash obligations	$3,534.5	$625.7	$740.8	$689.1	$1,478.9

Long-term debt principal and interest payments represent bonds issued, notes issued, and loans made to WPSC. We record all principal obligations on the balance sheet. The costs of commodity purchase obligations are expected to be recovered in future customer rates. Purchase orders include obligations related to normal business operations and large construction obligations, including 100% of Weston 4 obligations. The sale of a 30% interest in Weston 4 to DPC was completed in November 2005, but WPSC retains the legal obligation to initially remit payment to third parties for 100% of all construction costs incurred, 30% of which will subsequently be billed to DPC. Minimum pension funding represents expected pension and postretirement funding obligations.

Capital Requirements

WPSC makes large investments in capital assets. Net construction expenditures are expected to be $759.3 million in the aggregate for the 2007 through 2009 period. The largest of these expenditures is for distribution projects (which include replacement of utility poles, transformers, meters, and other assets) and environmental projects. WPSC is expected to incur costs of approximately $230 million from 2007 through 2009 related to distribution projects and approximately $163 million during the same time period for environmental projects.

As part of its regulated utility operations, on September 26, 2003, WPSC submitted an application for a Certificate of Public Convenience and Necessity to the PSCW seeking approval to construct Weston 4, a 500-megawatt coal-fired generation facility near Wausau, Wisconsin. The facility is estimated to cost approximately $779 million (including the acquisition of coal trains), of which WPSC is responsible for slightly more than 70% (approximately $549 million) of the costs. In November 2005, DPC purchased a 30% ownership interest in Weston 4, remitting proceeds of $95.1 million for its share of the construction costs (including carrying charges) as of the closing date of the sale. WPSC is responsible for slightly more than 70% of the costs because of certain common facilities that will be installed as part of the project. WPSC will have a greater than 70% interest in these common facilities. DPC will be billed by WPSC for 30% of all remaining costs to complete the construction of the plant. As of March 31, 2007, WPSC has incurred a total cost of approximately $455 million related to its ownership interest in the project. WPSC expects to incur additional construction costs through the date the plant goes into service of approximately $94 million in addition to approximately $63 million to complete the funding of construction of the transmission facilities required to support Weston 4. ATC will reimburse WPSC for the construction costs of these transmission facilities and related carrying costs when Weston 4 becomes commercially operational, which is expected to occur by June 2008.

Other significant anticipated construction expenditures for WPSC during the three-year period from 2007 through 2009 include approximately $75 million related to a natural gas pipeline expansion project, approximately $60 million of expenditures at WPSC generation plants to ensure continued reliability of these facilities, and corporate services infrastructure projects of approximately $42 million.

All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, market volatility, and economic trends. Other capital expenditures for WPSC and its subsidiary for 2007 through 2009 could be significant depending on its success in pursuing development and acquisition opportunities.

Capital Resources

As of March 31, 2007, WPSC was in compliance with all of the covenants under its lines of credit and other debt obligations.

For the period 2007 through 2009, WPSC plans to use internally generated funds net of forecasted dividend payments, cash proceeds from asset sales, and debt and equity financings to fund capital requirements. WPSC plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth. Management believes WPSC has adequate financial flexibility and resources to meet its future needs.

In June 2005, WPSC entered into a 5-year credit facility for $115 million to replace its former 364-day credit facility for the same amount. This credit line is used to back 100% of WPSC's commercial paper borrowing programs and letters of credit for WPSC. As of March 31, 2007, there was a total of $109.1 million available under WPSC's general credit line.

Other Future Considerations

Services Company

As part of the regulatory approval process for the merger with PEC, Integrys Energy Group agreed to formally propose the formation of a centralized service company to provide administrative support primarily to the Integrys Energy Group's six regulated utilities. This includes services such as Legal, Accounting and Finance, Environmental, Information Technology, Purchasing and Warehousing, Human Resources, Administrative Services (e.g. Real Estate, Printing, etc.), Regulatory, Gas Services, and Gas Supply. In addition, some of these services will also be provided to Integrys Energy Group's nonregulated companies. The creation of a centralized service company will require WPSC to move many of the employees supporting these functions into the new service company along with many of the employees who provided these services from PEC, PGL and Integrys Energy Group. Certain assets will also be transferred by these entities to the service company. Integrys Energy Group has 120 days from the February 21, 2007 merger closing date (until June 21, 2007) to file for approval of its service company plan with the PSCW and ICC, and related filings will also be made with the MPSC and MPUC. The requested approvals will relate to and include the categories of services to be delivered by the service company, the contracts and arrangements governing the provision of such inter-company services, and the methodologies for allocating the costs for these services to the regulated and nonregulated lntegrys Energy Group companies who use these services. WPSC is one of these companies. The required regulatory approvals or waivers will be requested such that the service company can become operational by January 1, 2008.

Asset Management Strategy

WPSC continues to evaluate alternatives for the sale of the balance of its identified real estate holdings no longer needed for operation.

Regulatory Matters and Rate Trends

Under the prevailing Wisconsin fuel rules, WPSC's 2006 electric rates were subject to adjustment when estimated annual electric generation fuel and purchased power costs fell outside of a pre-determined band. This band was set at +2.0% and -0.5%, for 2006 by the PSCW. On March 8, 2006, the PSCW filed a notice of proceeding to review fuel rates as WPSC fuel costs were below the 0.5% limit. On April 25, 2006, WPSC filed with the PSCW a stipulation agreement with various interveners to refund a portion of the difference between fuel costs that were projected in the 2006 Wisconsin retail rate case and actual Wisconsin retail fuel costs incurred during the first half of 2006. This refund resulted in a credit to customers' bills over the months of May 2006 to August 2006. On October 2, 2006, WPSC filed for an additional refund of $15.6 million to reflect additional fuel cost savings in the third quarter of 2006. The PSCW approved this filing and ordered this amount to be refunded based on November and December usage. Customer refunds of $28.6 million were made in 2006, related to the stipulation agreement. On March 16, 2007, the PSCW approved a final refund to WPSC retail electric customers of $14.5 million. The refund resulted in a credit to customers’ bills over the period mid-March through mid-April of 2007. In its 2007 rate order, WPSC’s band was set at +2.0% and -2.0%, for 2007 by the PSCW and WPSC’s fuel costs currently fall within this band.

To mitigate the volatility of fuel costs in 2007 and beyond, WPSC is employing risk management techniques pursuant to its PSCW approved Risk Plan and Policy, including the use of derivative instruments such as futures and options.

In WPSC's retail electric rate proceeding for 2006, the PSCW applied a "financial harm" test when considering the rate recovery of certain costs previously authorized for deferred accounting treatment. The PSCW has not applied a financial harm test previously when considering the rate recovery of costs that were previously authorized for deferral. In WPSC's rate proceeding for 2006, after applying the financial harm test, the PSCW disallowed rate recovery of the 2004 extended outage at Kewaunee. The PSCW also disallowed recovery of 50% of the pre-tax loss realized on the sale of Kewaunee. None of these disallowed costs were found to be imprudent by the PSCW. Notwithstanding the PSCW's decision on these Kewaunee related deferred costs, WPSC still believes it is probable that all regulatory assets recorded at March 31, 2007, will be able to be collected from ratepayers.

Forecasting and monitoring of fuel costs became extremely difficult for both the PSCW and WPSC. These challenges can be attributed to the implementation of the MISO Day 2 market and volatility in natural gas prices. In 2005, the PSCW received several applications from various Wisconsin electric utilities under the PSC Chapter 116 fuel rules for large rate increases due to increased natural gas prices. In response, on February 7, 2006, the PSCW opened Docket 01-AC-224 to review the fuel rules. On February 1, 2007, the five utilities subject to the current fuel rules filed proposed changes to the fuel rules with the PSCW. The primary proposed change was to replace the trigger mechanism with a true "dead band" of 1% which would limit a utility's annual exposure or opportunity to a maximum of 1% of fuel costs.

On June 29, 2006, the PSCW opened Docket 05-EI-139 to address the recovery of costs associated with the MISO Day 2 market. Testimony has been filed and hearings were held February 13, 2007. As of March 31, 2007, WPSC had recorded a regulatory asset of $19.1 million for unrecovered MISO Day 2 costs. The recoverability and the timing of recovery of this regulatory asset and other costs will be addressed in this docket. Management still believes it is probable that the regulatory asset recorded for unrecovered MISO Day 2 costs will be collected from rate payers.

For a discussion of regulatory filings and decisions, see Note 13, "Regulatory Environment," in WPSC’s Notes to Consolidated Financial Statements.

Seams Elimination Charge Adjustment

For a discussion of SECA, see Note 13, "Regulatory Environment," in WPSC’s Notes to Consolidated Financial Statements.

Michigan Single Business Tax

On August 9, 2006, the Michigan Legislature approved a voters' legislative initiative to repeal the Michigan Single Business Tax for tax years beginning after December 31, 2007. This legislation was later signed into law by Michigan's Governor. Several replacement tax alternatives have been proposed and are being considered by the Michigan Legislature. However, as of now, a replacement tax or expenditure cuts for the Single Business Tax have not yet been determined. Many of the tax replacement proposals could result in a significant tax increase for WPSC’s business activities in Michigan.

Environmental

See Note 9, "Commitments and Contingencies," in WPSC’s Condensed Notes to Consolidated Financial Statements for a detailed discussion of environmental considerations.

Wisconsin Energy Efficiency and Renewables Act

In March 2006, Wisconsin's Governor signed 2005 Wisconsin Act 141 (2005 Senate Bill 459), the Energy Efficiency and Renewables Act, which requires Wisconsin electric providers to increase the amount of renewable electricity they sell by 2% above their current level before 2010 and 6% above their current level by 2015. The goal is to have 10% of the state's electricity generated from renewable sources by 2015, which is intended to increase the use of renewable energy in Wisconsin, promote the development of renewable energy technologies, and strengthen the state's energy efficiency programs. As of March 31, 2007, approximately 4% of WPSC’s generation in Wisconsin is from renewable sources. WPSC continuously evaluates alternatives for cost effective renewable energy sources and will secure reliable and efficient renewable energy sources to meet both requirements by their respective dates.

Michigan 21st Century Energy Plan

On January 31, 2007, the MPSC Chairman presented the “21st Century Energy Plan” to Michigan's Governor. The plan recognizes the increased need for energy in the next 20 years. The plan proposes an alternative method of receiving pre-construction approval for significant generation plant additions versus the alternative of building a generation plant and then seeking approval for recovery of costs. The plan calls for legislation to implement a 10% renewable energy portfolio standard by 2015 as well as a statewide energy efficiency program.

Midwest Independent Transmission System Operator

WPSC is a member of the MISO, which operates an electric wholesale market in the Midwest, including Wisconsin and the Upper Peninsula of Michigan. The market pricing is based on a locational marginal pricing system. The pricing mechanism expanded the market from a physical market to also include financial instruments and is intended to send price signals to indicate to stakeholders where generation or transmission system expansion is needed.

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

CRITICAL ACCOUNTING POLICIES

We have reviewed our critical accounting policies for new critical accounting estimates and other significant changes. We found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2006, are still current and that there have been no significant changes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

WPSC has potential market risk exposure related to commodity price risk (including regulatory recovery risk), interest rate risk, equity return risk, and principal preservation risk. WPSC is exposed to interest rate risk resulting primarily from its short-term commercial paper borrowing and projected near-term debt financing needs. Exposure to equity return and principal preservation risk is the result of funding liabilities (accumulated benefit obligations) related to employee benefits through various external trust funds. Exposure to commodity price risk results from the impact of market fluctuations on the prices of certain commodities, including but not limited to coal, electricity, and natural gas, which are used and/or sold in the normal course of business. WPSC has risk management policies in place to monitor and assist in controlling these market risks and uses derivative instruments to manage some of these exposures.

Due to decreases in short-term commercial paper borrowings in the first three months of 2007, WPSC has decreased its exposure to variable interest rates. Based on the variable rate debt of WPSC outstanding at March 31, 2007, a hypothetical increase in market interest rates of 100 basis points in 2007 would increase annual interest expense by approximately $0.1 million. Comparatively, based on the variable rate debt outstanding at March 31, 2006, an increase in interest rates of 100 basis points would have increased interest expense in 2006 by approximately $0.9 million. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period. In the event of a significant change in interest rates, management would take action to mitigate WPSC’s exposure to the change.

Other than the above-mentioned changes, WPSC's market risks have not changed materially from the market risks reported in the 2006 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, WPSC's management evaluated, with the participation of WPSC's Principal Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of WPSC's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, WPSC's disclosure controls and procedures were effective as of the date of such evaluation in timely alerting them to material information relating to WPSC (including its consolidated subsidiaries) required to be included in its periodic Securities and Exchange Commission filings, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls

There were no changes in WPSC's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting for WPSC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information on material legal proceedings and matters related to WPSC and its subsidiaries, see Note 9 - "Commitments and Contingencies" in the Condensed Notes to the Consolidated Financial Statements.

Labor Contracts

Local 310 of the International Union of Operating Engineers represents union employees of WPSC. The current Local 310 collective bargaining agreement expired on October 21, 2006. In March 2007, the Local 310 membership voted against the tentative agreement reached by WPSC and Local 310 negotiation teams. Negotiations resumed in April 2007. WPSC and Local 310 continue to operate under the expired labor agreement.

Item 1A. Risk Factors

There were no material changes in the risk factors previously disclosed in the 2006 Annual Report on Form 10-K for WPSC filed on February 28, 2007.

Item 6.	Exhibits

The following documents are attached as exhibits:

	12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

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

	32.1	Written Statement of the Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: May 9, 2007	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007
Exhibit No.	Description

12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

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

32.1	Written Statement of the Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation