Form 10-Q
period 2007-06-30
WISCONSIN PUBLIC SERVICE CORP
filed 2007-08-08
CIK 107833

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Common stock, $4 par value, 23,896,962 shares outstanding at August 1, 2007

______________________________________________________________________________
______________________________________________________________________________

WISCONSIN PUBLIC SERVICE CORPORATION FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007 CONTENTS
		Page

	FORWARD-LOOKING STATEMENTS	3

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Balance Sheets	5
	Condensed Consolidated Statements of Capitalization	6
	Condensed Consolidated Statements of Cash Flows	7

	CONDENSED NOTES TO FINANCIAL STATEMENTS OF
	Wisconsin Public Service Corporation and Subsidiaries	8-25

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26-41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION	44

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 6.	Exhibits	44

Signature		45

EXHIBIT INDEX		46

12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

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

Forward-looking statements involve a number of risks and uncertainties.  There are many factors that could cause actual results to differ materially from those expressed or implied in this report. Some risk factors that could cause results different from any forward-looking statement include those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and as such may be amended or supplemented in Part II, Item 1A of this report.  Other factors include:

●
Integrys Energy Group, the parent company of WPSC, may be unable to achieve the forecasted synergies at its utility subsidiaries that are anticipated from its merger with PEC or it may take longer or cost more than expected to achieve these synergies;

●	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions;
●
The impact of recent and future federal and state regulatory change, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, changes in environmental, tax and other laws and regulations to which WPSC and its subsidiary are subject, as well as changes in application of existing laws and regulations;

●
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup, pending EPA investigations of WPSC generation facilities and the appeal of the decision in the contested case proceeding regarding the Weston 4 air permit;

●	The credit ratings of WPSC could change in the future;
●	Resolution of audits and other tax disputes with the Internal Revenue Service, Wisconsin and Michigan state revenue agencies and other tax authorities;
●	Available sources and costs of fuels and purchased power;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political, legal and economic conditions and developments in the United States;
●	The impact of fluctuations in commodity prices, interest rates and customer demand;
●	Potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed (such as construction of the Weston 4 power plant);
●	The direct or indirect effects of terrorist incidents, natural disasters or responses to such events;
●	Financial market conditions and the results of financing efforts, including risks associated with commodity prices (particularly natural gas and electricity), interest rates and counter-party credit;
●	Weather and other natural phenomena, in particular the effect of weather on natural gas and electricity sales;
●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by the registrant from time to time with the SEC.

Forward-looking statements are subject to assumptions and uncertainties, therefore actual results may differ materially from those expressed or implied by such forward-looking statements.

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
Millions	2007	2006	2007	2006

Operating revenues
Electric	$275.6	$238.9	$544.4	$468.3
Natural gas	77.9	68.0	268.7	261.0
Total operating revenues	353.5	306.9	813.1	729.3

Electric production fuels	41.3	34.8	78.1	66.9
Purchased power	103.3	72.5	201.7	152.4
Natural gas purchased for resale	50.6	44.2	186.4	192.4
Operating and maintenance expense	93.6	77.8	185.8	156.7
Depreciation and amortization expense	24.6	23.9	49.2	47.4
Taxes other than income taxes	11.2	10.9	22.5	21.8
Operating income	28.9	42.8	89.4	91.7

Miscellaneous income	4.7	6.0	8.3	9.1
Interest expense	(10.7)	(9.2)	(21.6)	(19.2)
Other expense	(6.0)	(3.2)	(13.3)	(10.1)

Income before taxes	22.9	39.6	76.1	81.6
Provision for income taxes	8.3	13.7	28.5	28.7
Net income before preferred stock dividends of subsidiary	14.6	25.9	47.6	52.9

Preferred stock dividend requirements	0.8	0.8	1.6	1.6
Earnings on common stock	$13.8	$25.1	$46.0	$51.3

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	June 30	December 31
(Millions)	2007	2006

Assets
Cash and cash equivalents	$0.4	$0.8
Restricted cash	-	22.0
Accounts receivable, net of reserves of $7.0 at June 30, 2007 and December 31, 2006	220.7	170.1
Receivables from related parties	57.0	18.9
Accrued unbilled revenues	40.4	60.0
Inventories	65.2	102.3
Current assets from risk management activities	26.1	17.5
Materials and supplies, at average cost	26.5	24.5
Prepaid federal income tax	-	31.6
Prepaid gross receipts tax	33.3	34.1
Other current assets	17.8	21.9
Current assets	487.4	503.7

Property, plant, and equipment, net of accumulated depreciation of $1,075.3 and $1,046.0,
respectively	2,005.8	1,968.9
Regulatory assets	270.7	290.3
Receivables from related parties	54.4	56.4
Other	112.5	137.3
Total assets	$2,930.8	$2,956.6

Liabilities and Shareholders' Equity
Short-term debt	$79.4	$48.0
Current portion of long-term debt	-	22.0
Accounts payable	182.4	178.1
Payables to related parties	7.9	25.2
Current liabilities from risk management activities	13.5	11.3
Accrued taxes	46.0	2.4
Other current liabilities	52.8	68.6
Current liabilities	382.0	355.6

Long-term debt to parent	10.8	11.0
Long-term debt	620.6	620.6
Deferred income taxes	157.1	156.8
Deferred investment tax credits	12.4	12.9
Regulatory liabilities	257.6	272.0
Environmental remediation liabilities	68.2	67.8
Pension and postretirement benefit obligations	196.5	186.5
Payables to related parties	16.7	18.1
Other	81.3	104.1
Long-term liabilities	1,421.2	1,449.8

Commitments and contingencies

Preferred stock with no mandatory redemption	51.2	51.2
Common stock equity	1,076.4	1,100.0
Total liabilities and shareholders' equity	$2,930.8	$2,956.6

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)		June 30	December 31
(Millions, except share amounts)		2007	2006

Common stock equity
Common stock, $4 par value, 32,000,000 shares authorized,
23,896,962 shares outstanding		$95.6	$95.6
Premium on capital stock		662.7	685.1
Accumulated other comprehensive loss		-	(0.2)
Retained earnings		318.1	319.5
Total common stock equity		1,076.4	1,100.0

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -

Series	Shares Outstanding
5.00%	131,916	13.2	13.2
5.04%	29,983	3.0	3.0
5.08%	49,983	5.0	5.0
6.76%	150,000	15.0	15.0
6.88%	150,000	15.0	15.0
Total preferred stock		51.2	51.2

Long-term debt to parent
Series	Year Due
8.76%	2015	4.4	4.5
7.35%	2016	6.4	6.5
Total long-term debt to parent		10.8	11.0

Long-term debt
First mortgage bonds
Series	Year Due
6.90%	2013	-	22.0
7.125%	2023	0.1	0.1
Senior notes
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
3.95%	2013	22.0	22.0
4.80%	2013	125.0	125.0
6.08%	2028	50.0	50.0
5.55%	2036	125.0	125.0
Total first mortgage bonds and senior notes		622.1	644.1
Unamortized discount on long-term debt, net		(1.5)	(1.5)
Total		620.6	642.6
Current portion		-	(22.0)
Total long-term debt		620.6	620.6
Total capitalization		$1,759.0	$1,782.8

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(Millions)	2007	2006

Operating Activities
Net income before preferred stock dividends of subsidiary	$47.6	$52.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	49.2	47.4
Recovery of Kewaunee outage expenses	5.1	6.3
Refund of non-qualified decommissioning fund	(27.3)	(30.0)
Recoveries of other regulatory assets and liabilities	15.6	13.0
Deferred income taxes	(1.6)	4.4
Investment tax credit restored	(0.5)	(0.6)
Allowance for equity funds used during construction	(0.5)	(0.4)
Equity income, net of dividends	(2.0)	(3.3)
Pension expense	12.5	13.3
Postretirement expense	3.3	5.2
Pension and postretirement funding	(4.4)	(2.7)
Other, net	4.0	3.9
Changes in -
Customer and other receivables	(52.5)	(5.9)
Accrued unbilled revenues	19.6	49.8
Inventories	37.1	30.2
Prepaid federal income taxes	31.6	13.1
Miscellaneous assets	5.9	0.5
Accounts payable	(22.9)	(61.0)
Accrued taxes	38.7	(2.6)
Miscellaneous current and accrued liabilities	(3.4)	4.6
Net cash provided by operating activities	155.1	138.1

Investing Activities
Capital expenditures	(93.0)	(144.5)
Change in restricted cash	22.0	-
Transmission interconnection	(23.9)	(1.8)
Other	1.7	10.7
Net cash used for investing activities	(93.2)	(135.6)

Financing Activities
Short-term debt - net	31.4	10.0
Payments of long-term debt	(22.2)	(0.2)
Dividends to parent	(46.3)	(44.0)
Net equity contributions (to) from parent	(25.0)	30.0
Preferred stock dividends	(1.6)	(1.6)
Other	1.4	1.5
Net cash used for financing activities	(62.3)	(4.3)
Net change in cash and cash equivalents	(0.4)	(1.8)
Cash and cash equivalents at beginning of period	0.8	2.5
Cash and cash equivalents at end of period	$0.4	$0.7

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2007

NOTE 1-- FINANCIAL INFORMATION

We have prepared the condensed consolidated financial statements of WPSC under the rules and regulations of the SEC.

These financial statements on Form 10-Q have not been audited.  Management believes that these financial statements include all adjustments (which unless otherwise noted include only normal recurring adjustments) necessary for a fair presentation of the financial results for each period shown.  We have condensed or omitted certain financial information and note disclosures normally included in our annual audited financial statements.  These condensed financial statements should be read along with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, which are included within the Annual Report on Form 10-K for the year ended December 31, 2006, of our parent corporation, Integrys Energy Group, Inc.  Overall, the formats of WPSC's Condensed Consolidated Balance Sheets and Statements of Income were modified in the first quarter of 2007 to conform to the presentation used by Integrys Energy Group.  In addition, certain items from the prior periods have been reclassified to conform to the current year presentation.  Significant reclassifications are as follows:

Condensed Consolidated Balance Sheets

Customers electing a budget payment plan had a credit balance of $16.1 million at December 31, 2006.  Since this balance is subject to change based upon the amount of future billings, this balance was reclassified from accounts payable to other current liabilities.

At December 31, 2006, WPSC recorded non-utility property, plant and equipment of $9.8 million within other long-term assets.  The $9.8 million was reclassified from other long-term assets to property, plant, and equipment in order to conform to the June 30, 2007 presentation.

At December 31, 2006, WPSC recorded accrued labor costs of $5.9 million within accounts payable.  The $5.9 million was reclassified from accounts payable to other current liabilities in order to conform to the June 30, 2007, presentation.

At December 31, 2006, WPSC recorded $4.9 million of taxes payable other than income taxes within accounts payable.  The $4.9 million was reclassified from accounts payable to other current liabilities in order to conform to the June 30, 2007, presentation.

Condensed Consolidated Statements of Income

For the three and six months ended June 30, 2006, $4.0 million and $7.7 million, respectively, of software and intangible asset amortization expense was reclassified from operating and maintenance expense to depreciation and amortization expense to conform to the three and six months ended June 30, 2007, presentation.

Condensed Consolidated Statements of Cash Flows

The reclassifications discussed above related to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income were also reflected as reclassifications in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006.  These reclassifications had no impact on total operating, investing, or financing activities.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the WPSC Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30
(Millions)	2007	2006
Cash paid for interest	$18.3	$16.0
Cash paid for income taxes	$16.8	$16.0

Weston 4 construction costs funded through accounts payable and treated as non-cash investing activities were $29.3 million at June 30, 2007, and $39.3 million at June 30, 2006.

Under WPSC's cash management policy, accounting overdraft cash balances of $9.3 million and $5.8 million at June 30, 2007, and December 31, 2006, respectively, were reclassified to accounts payable.

NOTE 3--RISK MANAGEMENT ACTIVITIES

As part of our regular operations, WPSC enters into contracts, including options, futures, forwards, and other contractual commitments, to manage the risk of changes in commodity prices.

WPSC accounts for its derivative contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.  SFAS No. 133 establishes accounting and financial reporting standards for derivative instruments and requires, in part, that we recognize certain derivative instruments on the balance sheet as assets or liabilities at their fair value.  All the derivatives at WPSC qualify for regulatory deferral subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  Therefore, WPSC's derivatives are marked to fair value pursuant to SFAS No. 133 and are offset with a corresponding regulatory asset or liability.

The following table shows WPSC's assets and liabilities from risk management activities as of June 30, 2007, and December 31, 2006:

	Assets		Liabilities
(Millions)	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Commodity contracts	$1.4	$3.8	$5.1	$10.2
Financial transmission rights	24.9	13.7	8.6	2.0
Total	$26.3	$17.5	$13.7	$12.2
Balance Sheet Presentation
Other current	$26.1	$17.5	$13.5	$11.3
Other long-term	0.2	-	0.2	0.9
Total	$26.3	$17.5	$13.7	$12.2

Assets and liabilities from risk management activities are classified as current assets or liabilities and other long-term assets or liabilities based upon the maturities of the underlying contracts.  The derivatives listed in the above table as "Commodity contracts" include a limited number of electric and natural gas purchase contracts as well as financial derivative contracts (NYMEX futures and options) used by WPSC's electric utility segment to mitigate the market price volatility of natural gas used for generation. The electric utility segment also uses financial instruments to manage transmission congestion costs, which are shown in the above table as "Financial transmission rights."

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

NOTE 4--GOODWILL AND OTHER INTANGIBLE ASSETS

At June 30, 2007, and December 31, 2006, goodwill recorded by WPSC was $36.4 million and relates to WPSC's 2001 acquisition of Wisconsin Fuel and Light Company.  Goodwill is included in other long-term assets on the Condensed Consolidated Balance Sheets.

NOTE 5--SHORT-TERM DEBT AND LINES OF CREDIT

WPSC manages its liquidity by maintaining adequate external financing commitments.  WPSC had total borrowing capacity under its credit facilities of $125.0 million at both June 30, 2007, and December 31, 2006, with $41.8 million and $73.2 million of available capacity remaining under these credit lines at June 30, 2007, and December 31, 2006, respectively.

The information in the table below relates to WPSC's short-term debt and lines of credit.

(Millions)	Maturity	June 30, 2007	December 31, 2006
Credit agreements and revolving notes
Revolving credit facility	6/02/10	$115.0	$115.0
Revolving short-term notes payable	11/13/07	10.0	-
Revolving short-term notes payable	5/13/07	-	10.0
Total short-term credit capacity		125.0	125.0

Less:
Letters of credit issued inside credit facilities		3.8	3.8
Loans outstanding under the credit agreements		10.0	10.0
Commercial paper outstanding		69.4	38.0
Available capacity under existing agreements		$41.8	$73.2

WPSC’s short-term borrowings consist of sales of commercial paper backed by the unsecured revolving credit agreement and short-term notes as shown in the following table.

(Millions)	June 30, 2007	December 31, 2006
Commercial paper outstanding	$69.4	$38.0
Average discount rate on outstanding commercial paper	5.48%	5.47%
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on short-term notes payable	5.32%	5.30%
Available (unused) lines of credit	$41.8	$73.2

The commercial paper at June 30, 2007, had varying maturity dates ranging from July 2, 2007, through July 13, 2007.

NOTE 6--LONG-TERM DEBT

In January 2007, WPSC used the proceeds from $22.0 million of 3.95% senior notes issued in December 2006 to the Village of Weston, Wisconsin, to repay the outstanding principal balance of $22.0 million of 6.90% First Mortgage bonds due February 1, 2013.  See WPSC's Condensed Consolidated Statements of Capitalization for more information on WPSC's long-term debt.

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

The following table shows changes to the asset retirement obligations of WPSC through June 30, 2007.

(Millions)
Asset retirement obligations at December 31, 2006	$8.1
Accretion	0.2
Asset retirement obligations at June 30, 2007	$8.3

NOTE 8--INCOME TAXES

The effective tax rates for the three months ended June 30, 2007 and 2006 were 36.2% and 34.6%, respectively. The effective tax rates for the six months ended June 30, 2007 and 2006 were 37.5% and 35.2%, respectively.  WPSC's provision for income taxes was calculated in accordance with APB Opinion No. 28, "Interim Financial Reporting."  Accordingly, our interim effective tax rate reflects our projected annual effective tax rate.  The effective tax rate differs from the federal tax rate of 35%, primarily due to state income taxes.

Effective January 1, 2007, WPSC adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109.”   The cumulative effect of adopting FIN 48 was a decrease of $0.9 million to the January 1, 2007, retained earnings balance.

At January 1, 2007, WPSC's liability for uncertain tax positions was $3.5 million.  During the second quarter of 2007, WPSC recognized no additional liabilities for uncertain tax positions.  For the six months ended June 30, 2007, WPSC recognized additional liabilities for uncertain tax positions of $0.5 million.

With the adoption of FIN 48, WPSC now records penalties and accrued interest related to income taxes as a component of income tax expense.  Prior to January 1, 2007, WPSC had recorded interest and penalties as components of income before taxes.  As of January 1, 2007, unrecognized tax benefits of $2.4 million would affect WPSC's effective tax rate if recognized in subsequent periods. WPSC records penalties and accrued interest related to uncertain tax positions in income tax expense.  At January 1, 2007, subsequent to the adoption of FIN 48, $0.1 million was included in WPSC's liability for uncertain tax positions for the possible payment of interest and penalties.  During the second quarter of 2007, WPSC recognized a reduction in liabilities for possible payment of interest of $0.3 million.  No changes were recognized during the first quarter of 2007.

WPSC files income tax returns in the United States federal jurisdiction, and in various state and local jurisdictions, on a stand-alone basis or as part of Integrys Energy Group filings.  With a few exceptions (major exceptions listed below), WPSC is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2002.

●	Wisconsin Department of Revenue – WPSC has agreed to statute extensions for tax years covering 1996-2001.

WPSC has closed examinations for the following major jurisdictions for the following tax years:

●
United States Internal Revenue Service (IRS) – Integrys Energy Group (formerly WPS Resources Corporation) and consolidated subsidiaries have an agreed to audit report and closing statement for an IRS examination of the 2002 and 2003 tax years.

●
United States IRS – Integrys Energy Group (formerly WPS Resources Corporation) and consolidated subsidiaries have a partially agreed to audit report and closing statement for an IRS examination of the 2004 and 2005 tax years, but one open issue from the agents report has been protested by the taxpayer and has been sent to IRS appeals for potential resolution.  Through subsequent discussion with IRS Appeals, this matter has been tentatively settled in our favor.  Subsequent to June 30, 2007, we received draft settlement documentation and adjusted tax calculations for 2004-2005 tax years.  We expect that once that settlement is concluded, we will record approximately $1 million of additional tax benefit.

WPSC has open examinations for the following major jurisdictions for the following tax years:

●	Wisconsin Department of Revenue – WPSC has an open examination for the 1996-2001 tax years.

We do not expect a significant impact to the FIN 48 liability from the expiration of the statute of limitations in any jurisdiction to occur within the next 12 months.  We do expect to settle several of the examinations listed above within the next 12 months and estimate a reduction in the FIN 48 tax liability of $2.7 million.

NOTE 9--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

WPSC routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  As of June 30, 2007, WPSC has obligations related to coal, purchased power, and natural gas.  Obligations related to coal supply and transportation extend through 2016 and total $394.3 million. Through 2016, WPSC has obligations totaling $1.2 billion for either capacity or energy related to purchased power.  Also, there are natural gas supply and transportation contracts with total estimated demand payments of $90.7 million through 2017.  WPSC has obligations for other commodities totaling $6.1 million, which extend through 2012.  WPSC expects to recover these costs in future customer rates.  Additionally, WPSC has contracts to sell electricity and natural gas to customers.

WPSC has commitments in the form of purchase orders issued to various vendors.  At June 30, 2007, these purchase orders totaled $287.0.  The majority of these commitments relate to large construction projects, including construction of the 500-megawatt Weston 4 coal-fired generation facility near Wausau, Wisconsin.

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

WPSC will implement environmental control upgrades on Pulliam Units 5, 6, 7, and 8 and continue to operate those units.  In lieu of upgrading the precipitators for Pulliam Units 3 and 4 (both are 30-megawatt units), WPSC elected to shut down these units by December 31, 2007.  Since WPSC expects the 500-megawatt Weston 4 plant to achieve commercial operation by June 2008, it anticipates no electric supply shortfalls as there will be power available to replace these small units.

Weston 4 Air Permit

On November 15, 2004, the Sierra Club filed a petition with the WDNR under Section 285.61 of the Wisconsin Statutes, seeking a contested case hearing on the construction permit issued for the Weston 4 generation station, which is a necessary predicate to plant construction under the pertinent air emission regulations (hereinafter referred to as the “Weston 4 air permit”).  In February 2006, the Administrative Law Judge affirmed the Weston 4 air permit with changes to the emission limits for sulfur dioxide and nitrogen oxide from the coal-fired boiler and particulate from the cooling tower.  The changes, which were implemented by the WDNR in a revised permit issued on March 28, 2007, set limits that are more stringent than those originally set by the WDNR (hereinafter referred to as the “March 28, 2007 permit language”).

The Sierra Club and WPSC filed petitions for judicial review of the Administrative Law Judge's decision with the circuit court.  On August 7, 2006, WPSC withdrew its petition for judicial review and sought dismissal, without prejudice, of the Sierra Club's petition as premature.  On October 12, 2006, the court granted the motion to dismiss and the Sierra Club filed a petition for appeal of the circuit court's dismissal with the Wisconsin Court of Appeals.  The Court of Appeals affirmed the dismissal of the Sierra Club’s petition for judicial review.  On April 27, 2007, Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007 permit language.  WDNR granted Sierra Club’s second petition for a contested case hearing.  A hearing date, to the extent necessary, has not yet been set by the Administrative Law Judge.  In addition, on April 27, 2007, Sierra Club also filed a second petition with the Dane County Circuit Court for judicial review of the Weston 4 air permit, including the March 28, 2007 permit language.  The second judicial review proceeding has been stayed pending the outcome of the second contested case hearing.

These activities did not stay the construction of the Weston 4 facility or the Administrative Law Judge's decision on the Weston 4 air permit.  WPSC believes that it has substantial defenses to the Sierra Club's appeal of the circuit court's decision and does not expect these actions to stop construction.  However, until the Sierra Club's challenge is finally resolved, Integrys Energy Group will not be able to make a final determination of the probable cost impact, if any, of compliance with the revised Weston 4 air permit on its future operating or construction costs.

Weston Operating Permits

On April 18 and April 26, 2005, WPSC notified the WDNR that the existing Weston facility was not in compliance with certain provisions of the Title V air operating permit that was issued to the facility in October 2004.  These provisions include:  (1) the particulate emission limits applicable to the coal handling equipment; (2) the carbon monoxide limit for Weston combustion turbines; and (3) the limitation on the sulfur content of the fuel oil stored at the Weston facility.  On July 25, 2005, a Notice of Violation (“NOV”) was issued to WPSC by the WDNR alleging various violations of the operating permit.  In response to the NOV, a compliance plan was submitted to the WDNR.  Subsequently, stack testing was performed, which indicated continuing exceedances of the particulate limits from the coal handling equipment.  On January 19, 2006, WPSC received from the WDNR a Notice of Noncompliance seeking further information by February 3, 2006, regarding the alleged noncompliance event.  On February 20, 2006, a NOV was issued regarding the fuel oil issue, concerns over monitoring procedures, and the operation of baghouse equipment.  The WDNR referred the matter to the Wisconsin Attorney General’s Office for resolution on April 11, 2007.  WPSC has undertaken corrective actions and is seeking to revise the applicable permit limits.

In early November 2006, it came to the attention of WPSC that previous ambient air quality computer modeling done by the WDNR for the Weston facility (and other nearby air sources) did not take into account the emissions from the existing Weston 3 facility for purposes of evaluating air quality increment consumption under the required Prevention of Significant Deterioration (“PSD”) analysis.  For the PSD analysis, a baseline of emissions was established in each area of the country which meets National Ambient Air Quality Standards, with a corresponding allowable increment of additional emissions for each regulated pollutant which, if permitted, would still ensure that the air quality in the area will not be degraded below the National Standard.  Each new air permit issued by the WDNR then uses up part of the available increment for specific pollutants, and once, and so long as the total increment for any pollutant is exhausted, the WDNR cannot issue air permits for any additional sources of that pollutant.

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

Mercury and Interstate Air Quality Rules

On October 1, 2004, the mercury emission control rule became effective in Wisconsin (Chapter NR 446).  The rule requires WPSC to control annual system mercury emissions in phases.  The first phase will occur in 2008 and 2009.  In this phase, the annual mercury emissions are capped at the average annual system mercury emissions for the period 2002 through 2004.  The next phase will run from 2010 through 2014 and requires a 40% reduction from average annual 2002 through 2004 mercury input amounts.  After 2015, a 75% reduction is required with a goal of an 80% reduction by 2018.  The State of Wisconsin is currently proposing revisions to the state’s air mercury rule in response to three separate but related actions.  They include promulgation of the federal Clean Air Mercury Rule (“CAMR”) in May 2005, a directive from Wisconsin Governor Doyle in August 2006 to further reduce mercury emissions, and a January 2007 Citizens Petition requesting revision to Chapter NR 446.  The draft rule revisions contain provisions that may impact the cost of compliance.  However, following the public hearing and comment process, those provisions may further change.  Also, the State of Wisconsin has filed suit against the federal government along with other states in opposition to the federal rule.  WPSC estimates capital costs of approximately $18 million to achieve the proposed reductions in the State’s revised draft rule.  The capital costs are expected to be recovered in future rate cases.

In March 2005, the EPA finalized the mercury "maximum achievable control technology" standards and an alternative mercury "cap and trade" program, CAMR, modeled on the Clear Skies legislation initiative.  The EPA also finalized the Clean Air Interstate Rule (formerly known as the Interstate Air Quality Rule), which will reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania, and New York.

The final federal mercury rule establishes New Source Performance Standards (“NSPS”) for new units based upon the type of coal burned.  Weston 4 will install and operate mercury control technology, which will achieve a mercury emission rate that meets the permit and NSPS for mercury.

The final mercury rule establishes a mercury cap and trade program, which requires a 21% reduction in national mercury emissions in 2010 and a 70% reduction in national mercury emissions beginning in 2018. Based on the final rule and current projections, WPSC anticipates meeting the mercury rule cap and trade requirements and does not anticipate incurring additional costs beyond those to comply with the current proposed revision to the Wisconsin rule.

The final Clean Air Interstate Rule requires reduction of sulfur dioxide and nitrogen oxide emissions in two phases.  The first phase requires about a 50% reduction beginning in 2009 for nitrogen oxide and beginning in 2010 for sulfur dioxide.  The second phase begins in 2015 for both pollutants and requires about a 65% reduction in emissions.  The rule allows the State of Wisconsin to either require utilities located in the state to participate in the EPA's interstate cap and trade program or meet the state's emission budget for sulfur dioxide and nitrogen oxide through measures to be determined by the state.  Wisconsin’s rule, which incorporates the cap and trade approach, has completed the state legislative review and has been forwarded to the EPA for final review.

Currently, WPSC is evaluating a number of options that include using the cap and trade program and/or installing controls.  For planning purposes, it is assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2015.  The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of WPSC's long-term maintenance plan for its existing units.  As such, controls or conversions may need to take place before 2015.  On a preliminary basis and assuming controls or conversion are required, WPSC estimates capital costs of $238 million in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final EPA rule.  The costs may change based on the requirements of the final state rules.

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

In May 2006, WPSC transferred six sites with sediment contamination formally under WDNR jurisdiction to the EPA Superfund Alternative Sites Program.  In January 2007, a seventh site in Sheboygan was transferred to the EPA Superfund Alternative Sites Program.  Under the EPA's program, the remedy decision will be based on risk-based criteria typically used at Superfund sites.  A schedule has been agreed to under which on-site investigative work will commence in 2007.  Three of WPSC’s manufactured gas plant sites remain under state jurisdiction.

WPSC estimated the future undiscounted investigation and cleanup costs as of June 30, 2007, to be approximately $68 million and has accrued this amount at June 30, 2007.  WPSC may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and the assessment of natural resource damages.  WPSC expects to recover actual cleanup costs, net of insurance recoveries, in future customer rates.  Under current PSCW policies, WPSC will not recover carrying costs associated with the cleanup expenditures.  WPSC has received $15.6 million in insurance recoveries as of June 30, 2007, which were recorded as a reduction in the regulatory asset.

Other Environmental Issues

There is increasing concern over the issue of climate change and the effect of emissions of greenhouse gases. WPSC management participates in national and state initiatives aimed at mitigating greenhouse gas.  WPSC is evaluating both the technical and cost implications, which may result from a future greenhouse gas regulatory program.  This evaluation indicates that it is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for WPSC and its customers.  At this time, there is no commercially available technology for removing carbon dioxide from a pulverized coal-fired plant, but significant research is in progress.  Efforts are underway within the utility industry to develop cleaner ways to burn coal.  The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues.  Based on the complexity and uncertainty of the climate issues, a risk exists that future carbon regulation will increase the cost of electricity produced at coal-fired generation units.  However, we believe the capital expenditures we are making at our generation units are appropriate under any reasonable mandatory greenhouse gas program.  WPSC will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas regulatory actions.

Spent Nuclear Fuel Disposal

The federal government is responsible for the disposal or permanent storage of spent nuclear fuel.  The DOE is currently preparing an application to license a permanent spent nuclear fuel storage facility in the Yucca Mountain area of Nevada.  Spent nuclear fuel is currently being stored at the Kewaunee Nuclear Power Plant formerly owned by WPSC.

The United States government through the DOE was under contract with WPSC for the pick up and long-term storage of Kewaunee's spent nuclear fuel.  Because the DOE failed to begin scheduled pickup of the spent nuclear fuel, WPSC incurred costs for the storage of the spent nuclear fuel. WPSC is a participant in a suit filed against the federal government for breach of contract and failure to pick up and store the spent nuclear fuel.  The case was filed on January 22, 2004, in the United States Court of Federal Claims.  The case has been temporarily stayed until December 14, 2007.

In July 2005, WPSC sold Kewaunee to a subsidiary of Dominion Resources, Inc.  Pursuant to the terms of the sale, Dominion has the right to pursue the spent nuclear fuel claim, and WPSC will retain the contractual right to an equitable share of any future settlement or verdict.  The total amount of damages sought is unknown at this time.

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

From time to time, WPSC has been sued by dairy farmers who allege that they have suffered loss of milk production and other damages due to "stray voltage" from the operation of WPSC's electrical system.  Past cases have been resolved without any material adverse effect on the financial statements of WPSC. Two stray voltage cases are now pending.  The first case, Allen v. WPSC, resulted in a June 2003 jury verdict in the plaintiff's favor.  Both parties appealed.  In February 2005, the court of appeals affirmed the damage verdict but remanded to the trial court for a determination of whether a post-verdict injunction was warranted.  WPSC paid the damages verdict.  On August 31, 2006, the parties settled the injunction issues.  This settlement does not resolve the entire case, because the plaintiff has been permitted to file an amended complaint seeking money damages allegedly suffered since June 2003.  Trial is scheduled for October 30, 2007, in Green Bay, Wisconsin.  The expert witnesses retained by WPSC do not believe that there is any scientific evidence of a "stray voltage" problem caused by WPSC on the plaintiff's land after June 2003.  Accordingly, WPSC intends to contest the plaintiff's claim for money damages.  The second case, Wojciehowski Brothers Farms v. WPSC, was brought in Wisconsin in Marinette County. The case is currently in discovery, and WPSC is vigorously defending the case.  No trial date has been set.  One other case has been recently resolved.  Schmoker v. WPSC was brought in Wisconsin state court in Winnebago County, and it has been settled well within WPSC's self insured retention.

WPSC has insurance coverage for these pending claims, but the policies have customary self-insured retentions per occurrence.  Based upon the information known at this time and the availability of insurance, WPSC believes that the total cost to it of resolving the pending actions will not be material.

NOTE 10--GUARANTEES

As part of normal business, WPSC enters into various guarantees providing financial or performance assurance to third parties.

At June 30, 2007, and December 31, 2006, outstanding guarantees at WPSC totaled $12.6 million and $14.1 million, respectively, as follows:

Outstanding Guarantees (Millions)	June 30, 2007	December 31, 2006
Standby letters of credit	$3.9	$3.9
Other guarantees	8.7	10.2
Total guarantees	$12.6	$14.1

At WPSC's request, financial institutions have issued $3.9 million in standby letters of credit for the benefit of third parties that have extended credit to WPSC.

In conjunction with the sale of Kewaunee, WPSC and Wisconsin Power and Light Company agreed to indemnify Dominion for 70% of any and all reasonable costs asserted or initiated against, suffered, or otherwise existing, incurred or accrued, resulting from or arising from the resolution of any design bases documentation issues that are incurred prior to completion of Kewaunee's scheduled maintenance period for 2009 up to a maximum exposure of $15.0 million for WPSC and Wisconsin Power and Light Company combined.  WPSC believes that it will expend its share of costs related to this indemnification and, as a result, initially recorded the fair value of the liability, or $8.9 million, as a component of the loss on the sale of Kewaunee.  As of June 30, 2007, WPSC has paid a total of $4.1 million to Dominion related to this guarantee, reducing the liability to $4.8.  The liability recorded at December 31, 2006, for this guarantee was $5.3 million.

A guarantee was issued by WPSC to indemnify a third party for exposures related to the construction of utility assets.  This amount is not reflected on WPSC's Consolidated Balance Sheet, as this agreement was entered into prior to the effective date of FASB Interpretation No. 45.  The maximum exposure related to this guarantee was $3.9 million at June 30, 2007, and $4.9 million at December 31, 2006, and is included in the above table.

NOTE 11--EMPLOYEE BENEFIT PLANS

The following table provides the components of net periodic benefit cost for WPSC's benefit plans for the three months ended June 30:

	Pension Benefits		Other Benefits
(Millions)	2007	2006	2007	2006
Net periodic benefit cost
Service cost	$4.3	$4.7	$1.5	$1.6
Interest cost	8.5	8.1	3.4	3.6
Expected return on plan assets	(9.2)	(8.9)	(3.2)	(3.4)
Amortization of transition obligation	-	0.1	0.1	0.1
Amortization of prior-service cost (credit)	1.2	1.1	(0.5)	(0.5)
Amortization of net loss	0.8	1.9	0.2	1.1
Net periodic benefit cost	$5.6	$7.0	$1.5	$2.5

The following table provides the components of net periodic benefit cost for WPSC's benefit plans for the six months ended June 30:

	Pension Benefits		Other Benefits
(Millions)	2007	2006	2007	2006
Net periodic benefit cost
Service cost	$9.1	$9.2	$3.2	$3.3
Interest cost	17.0	16.4	6.7	7.1
Expected return on plan assets	(18.2)	(18.0)	(6.4)	(6.4)
Amortization of transition obligation	-	0.1	0.2	0.2
Amortization of prior-service cost (credit)	2.3	2.3	(1.0)	(1.0)
Amortization of net loss	2.3	3.3	0.6	2.0
Net periodic benefit cost	$12.5	$13.3	$3.3	$5.2

WPSC records transition obligations, prior service costs (credits), and net losses that have not yet been recognized as a component of net periodic benefit cost as net regulatory assets, pursuant to SFAS No. 71.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the six months ended June 30, 2007, $4.4 million of contributions were made to the pension benefit plan, and no contributions were made to the other postretirement benefit plans.  WPSC expects to contribute $21.0 million to its pension plan and $13.4 million to its other postretirement benefit plans in the remainder of 2007.

NOTE 12--STOCK-BASED COMPENSATION

WPSC employees may be granted awards under Integrys Energy Group's stock-based compensation plans: the 2007 Omnibus Incentive Compensation Plan ("2007 Omnibus Plan"), the 2005 Omnibus Incentive Compensation Plan (“2005 Omnibus Plan”), the 2001 Omnibus Incentive Compensation Plan (“2001 Omnibus Plan”), and the 1999 Stock Option Plan (“Employee Plan”).  Under the provisions of the 2007 Omnibus Plan, the number of shares of Integrys Energy Group stock that may be issued in satisfaction of plan awards may not exceed 3,500,000, and no more than 1,500,000 shares of stock can be granted as performance shares or restricted stock.  No additional awards will be issued under the 2005 Omnibus Plan, the 2001 Omnibus Plan or the Employee Plan, although the plans will continue to exist for purposes of the existing outstanding stock-based compensation.  The number of shares issuable under each of the aforementioned stock-based compensation plans, each outstanding award, and stock option exercise prices are subject to adjustment, at Integrys Energy Group's Board of Directors’ discretion, in the event of any stock split, stock dividend, or other similar transaction.  At June 30, 2007, stock options, performance stock rights, and restricted shares were outstanding under the aforementioned plans.  Compensation cost associated with these awards is allocated to WPSC and its affiliates based on the percentages used for allocation of the award recipients' labor costs.

Stock Options

The fair value of Integrys Energy Group stock option awards granted in May 2007 was estimated using a binomial lattice model.  No stock options were granted during the six months ended June 30, 2006.  The expected term of option awards is calculated based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on the United States Treasury yield curve.  The expected dividend yield incorporates the Integrys Energy Group post-merger dividend rate as well as historical dividend increase patterns.  Integrys Energy Group's expected stock price volatility was estimated using the 10-year historical volatility.  The following table shows the weighted-average fair value along with the assumptions incorporated into the model:

May 2007 Grant
Weighted-average fair value	$7.80
Expected term	6.6 years
Risk-free interest rate	4.65%
Expected dividend yield	4.50%
Expected volatility	17%

Total pre-tax compensation cost recognized by WPSC for stock options during the three and six months ended June 30, 2007, was $0.2 million and $0.3 million, respectively.  Total pre-tax compensation cost recognized by WPSC for the three and six months ended June 30, 2006, was immaterial.  The total compensation cost capitalized was immaterial.

Performance Stock Rights

The fair value of Integrys Energy Group performance stock rights granted in May 2007 was estimated using a Monte Carlo valuation model, incorporating the assumptions in the table below.  The risk-free interest rate is based on the United States Treasury yield curve.  The expected dividend yield incorporates the Integrys Energy Group post-merger dividend rate as well as historical dividend increase patterns.  The expected volatility was estimated using three years of historical data.  No performance stock rights were granted during the six months ended June 30, 2006.

May 2007 Grant
Expected term	2.8 years
Risk-free interest rate	4.71%
Expected dividend yield	4.50%
Expected volatility	14.50%

Pre-tax compensation cost recorded by WPSC for Integrys Energy Group performance stock rights for the three and six months ended June 30, 2007 was $0.3 million and $0.5 million, respectively.  Pre-tax compensation cost recorded by WPSC for performance stock rights for the three and six months ended June 30, 2006, was $0.4 million and $0.9 million, respectively.  The total compensation cost capitalized during these same periods was immaterial.

Restricted Shares

During the six months ended June 30, 2007, $0.2 million of compensation cost was recorded related to restricted Integrys Energy Group share awards.

NOTE 13--COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires the reporting of other comprehensive income in addition to income available for common shareholders.  Total comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders.  WPSC's total comprehensive income was equivalent to its net income for the three and six months ended June 30, 2007, and 2006.

The following table shows the changes to accumulated other comprehensive income (loss) from December 31, 2006, to June 30, 2007.

(Millions)
December 31, 2006 balance	$(0.2)
Change related to equity method investment	0.2
June 30, 2007 balance	$-

NOTE 14--REGULATORY ENVIRONMENT

Wisconsin

The PSCW approved the merger of Integrys Energy Group (WPSC's parent) with PEC as of February 16, 2007.  The merger approval order contains several conditions.  One condition is that WPSC will not have a base rate increase for natural gas or electric service prior to January 1, 2009.  Under this condition, WPSC will be allowed to adjust rates effective January 1, 2008, for changes in fuel costs related to electric generation due to changes in the NYMEX natural gas futures prices, coal prices, and transportation costs for coal.  WPSC expects to make this fuel cost filing in the third quarter of 2007, to be effective January 1, 2008.  While WPSC had asked for authority to also adjust rates effective January 1, 2008, for the change in transmission costs from 2007 to 2008, the PSCW did not provide that authority in this order.  WPSC will seek recovery of the increased transmission costs in the upcoming fuel cost filing.  Another condition of the merger order required WPSC to seek approval for the formation of a services company within 120 days of the closing of the merger.  On June 8, 2007, Integrys Energy Group and its regulated utilities filed applications with the ICC, PSCW, MPUC, and MPSC seeking necessary regulatory approvals or waivers associated with the formation and operation of the services company.  Other conditions imposed in the order include no recovery of transaction costs in 2008 and 2009, recovery of transition costs in 2009 and later years limited to the verified synergy savings in those years, WPSC holding ratepayers harmless from any increase in interest and preferred stock costs demonstrated to be attributable to nonutility activities and provided that the authorized capital structure is consistent with the authorized costs, and WPSC not paying a dividend to Integrys Energy Group in an amount greater than 103% of the prior year's dividend.

On January 11, 2007, the PSCW issued a final written order authorizing a retail electric rate increase of $56.7 million (6.61%) and a retail natural gas rate increase of $18.9 million (3.77%), effective January 12, 2007.  The 2007 rates reflect a 10.9% return on common equity.  The PSCW also approved a common equity ratio of 57.46% in its regulatory capital structure.   The 2007 retail electric rate increase was required primarily because of increased costs associated with electric transmission, costs related to the construction of Weston 4 and the additional personnel to maintain and operate the plant, and costs to maintain the Weston 2 generation unit and the De Pere Energy Center.  The 2007 retail natural gas rate increase was driven by infrastructure improvements necessary to ensure the reliability of the natural gas distribution system and costs associated with the remediation of former manufactured gas plant sites.

As part of its January 2007 final written order, the PSCW determined that it was reasonable for WPSC to continue to defer the MISO Day 2 charges associated with net congestion and financial transmission rights costs and revenues, and the cost differences between marginal losses and average losses through 2007.  At June 30, 2007, WPSC had deferred $17.9 million of costs related to these matters.  We expect the PSCW to issue an order addressing the recoverability of these costs sometime in the third quarter of 2007.  Under this order, costs deferred as of June 30, 2007, should be recoverable based on this decision.

On April 25, 2006, WPSC filed with the PSCW a stipulation agreement with various interveners to refund a portion of the difference between fuel costs that were projected in the 2006 Wisconsin retail rate case and actual Wisconsin retail fuel costs incurred from January 2006 through March 2006 as well as the projected fuel savings in April through June 2006.  This refund resulted in a credit to customers' bills over the months of May 2006 to August 2006.  On October 2, 2006, WPSC filed for an additional refund of $15.6 million to reflect additional fuel cost savings.  The PSCW approved this filing and ordered this amount to be refunded based on November and December usage.  Customer refunds of $28.6 million were made in 2006, related to the stipulation agreement.  On March 16, 2007, the PSCW approved a refund to WPSC retail electric customers of $14.5 million.  This refund had been accrued at December 31, 2006. The refund resulted in a credit to customers’ bills over the period mid-March to mid-April.  At June 30, 2007, a regulatory liability of $1.8 million remained to be refunded to customers in 2008.

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

In WPSC's 2006 rate case (discussed above), the PSCW ruled that the deferred assets and liabilities related to the Kewaunee matters should be treated separately and determined that Wisconsin retail customers were entitled to be refunded approximately 85%, or $108 million, of the total $127.1 million of proceeds received from the liquidation of the nonqualified decommissioning trust fund over a two-year period beginning on January 1, 2006 (in addition to the refund of carrying costs on the unamortized balance at the authorized pre-tax weighted average cost of capital).  In 2005, the MPSC ruled that WPSC's Michigan customers were entitled to be refunded approximately 2% of the proceeds received from the liquidation of the nonqualified decommissioning fund over a 60-month period.  Refunding to Michigan customers began in the third quarter of 2005.  In December 2006, the MPSC issued an order authorizing WPSC to amortize the approximately $2 million balance of the Michigan portion of the Kewaunee nonqualified decommissioning trust fund simultaneously with the amortization of approximately $2 million of the 2005 power supply under collections from January 2007 through July 2010.  Wholesale customers will receive approximately 13% of the proceeds received from the liquidation of the nonqualified decommissioning fund.

On August 8, 2005, the FERC accepted the proposed refund plan for filing and implemented the plan effective January 1, 2006, subject to refund upon final resolution.  Settlement discussions between WPSC and wholesale parties contesting WPSC's refund plan were held both in the fourth quarter of 2005 and in the first quarter of 2006, and a final agreement was reached with one FERC customer in the second quarter of 2006.  A refund of approximately $3 million was made to this customer, offset by a payment received from this customer of approximately $1 million related to both the loss WPSC recorded on the sale of Kewaunee and costs incurred related to the 2005 Kewaunee outage.  In the fourth quarter of 2006 a final agreement was reached between WPSC and the remaining FERC customers to resolve all Kewaunee related issues, which included the loss on the sale of Kewaunee, the outage costs related to the 2005 Kewaunee outage, and the refund of the non-qualified decommissioning trust fund.  Based upon this resolution, in December 2006, the FERC Administrative Law Judge certified the settlement as uncontested.  WPSC expects the FERC to issue a final order approving this settlement in the third quarter of 2007.  Pursuant to the settlement, WPSC will be required to make a lump-sum payment to the remaining FERC customers of approximately $14 million representing their contributions to the non-qualified decommissioning trust fund during the period in which they received service from WPSC.  The settlement would also require these FERC customers to make two separate lump-sum payments to WPSC with respect to the loss from the sale of Kewaunee and the 2005 Kewaunee power outage.  The payments to WPSC total approximately $1 million and $9 million, respectively, and will be netted against the $14 million refund due to these customers within 30 days following the FERC's acceptance of the settlement.

At June 30, 2007, WPSC had a $28.6 million regulatory liability representing the amount of proceeds received from the liquidation of the nonqualified decommissioning trust fund remaining to be refunded in 2007.

On February 20, 2005, Kewaunee was temporarily removed from service after a potential design weakness was identified in its auxiliary feedwater system.  On March 17, 2005, the PSCW authorized WPSC to defer replacement fuel costs related to the outage.  On April 8, 2005, the PSCW approved deferral of the operating and maintenance costs, including carrying costs at the most recently authorized pre-tax weighted average cost of capital.  In the order granted for WPSC's 2006 rate case, which was finalized on December 22, 2005 (discussed above), the PSCW determined that it was reasonable for WPSC to recover all deferred costs related to the 2005 Kewaunee forced outage over a five-year period, beginning on January 1, 2006, including carrying costs on the unamortized balance at the composite short-term debt rate.  Because the PSCW had initially approved deferral of carrying costs based upon the weighted average cost of capital, WPSC was required to write-off $2.2 million of carrying costs in the fourth quarter of 2005.  WPSC also filed with the FERC for approval to defer these costs in the wholesale jurisdiction and the issue was resolved as part of the settlement discussed above.  For WPSC's Michigan retail customers, fuel costs are recovered through the Michigan fuel adjustment clause and no deferral request was needed.  At June 30, 2007, $34.3 million was left to be collected from WPSC’s retail customers related to this outage.

In May 2005, WPSC received notification from its coal transportation suppliers that extensive maintenance was required on the railroad tracks that lead into and out of the Powder River Basin.  The extensive maintenance ended on November 23, 2005.  During the maintenance efforts, WPSC received approximately 87% of the expected coal deliveries.  WPSC took steps to conserve coal usage and secured alternative coal supplies at its affected generation facilities during that time.  On September 23, 2005, the PSCW approved WPSC's request for deferred treatment of the incremental fuel costs resulting from the coal supply issues.  As of June 30, 2007, $4.9 million was deferred related to this matter.  These costs were addressed in WPSC's 2007 retail electric rate case and will be recoverable in 2007 and 2008.

Federal

Through a series of orders issued by the FERC, Regional Through and Out Rates for transmission service between the MISO and the Pennsylvania, New Jersey, Maryland Interconnection were eliminated effective December 1, 2004.  To compensate transmission owners for the revenue they will no longer receive due to this rate elimination, the FERC ordered a transitional pricing mechanism called the Seams Elimination Charge Adjustment (“SECA”) to be put into place.  Load-serving entities paid these SECA charges during a 16-month transition period from December 1, 2004, through March 31, 2006.

WPSC has intervened and protested a number of proposals regarding SECA submitted to the FERC because they believe those proposals could result in unjust, unreasonable, and discriminatory charges for customers.  It is anticipated that most of the SECA rate charges incurred by WPSC and any refunds will be passed on to customers through rates.  WPSC has reached a settlement in principle with American Electric Power and Commonwealth Edison, which was certified by the settlement judge and now awaits approval by the FERC along with dozens of other full and partial settlements.  Under the terms of the settlement agreement, American Electric Power and Commonwealth Edison will refund almost $1 million of the approximately $4 million of SECA charges paid by WPSC during the transition period.  If FERC does not approve this settlement, which is deemed unlikely, WPSC has reserved its rights to challenge various issues in SECA which were not settled by the hearings.  WPSC has also reserved its rights to challenge any briefs on exception to the Initial Decision and the FERC's final order in this case if the settlement is not approved.

NOTE 15--SEGMENTS OF BUSINESS

WPSC manages its reportable segments separately due to their different operating and regulatory environments.  Its principal business segments are the regulated electric utility operations and the regulated natural gas utility operations.  The tables below present information for the respective years pertaining to the operations of WPSC segmented by lines of business.

	Regulated Utilities
Segments of Business (Millions)	Electric Utility(1)	Natural Gas Utility(1)	Total Utility	Other(2)	Reconciling Eliminations	WPSC Consolidated

Three Months Ended
June 30, 2007
External revenues	$275.6	$77.9	$353.5	$0.3	$(0.3)	$353.5
Depreciation and amortization expense	18.9	5.7	24.6	0.2	(0.2)	24.6
Miscellaneous income	1.3	0.1	1.4	3.3	-	4.7
Interest expense	7.0	2.7	9.7	1.0	-	10.7
Provision (benefit) for income taxes	7.8	(1.1)	6.7	1.6	-	8.3
Preferred stock dividends of subsidiary	0.6	0.2	0.8	-	-	0.8
Income (loss) available for common shareholders	14.1	(0.2)	13.9	(0.1)	-	13.8

Three Months Ended
June 30, 2006
External Revenues	$238.9	$68.0	$306.9	$0.3	$(0.3)	$306.9
Depreciation and amortization expense	18.3	5.6	23.9	0.2	(0.2)	23.9
Miscellaneous income	0.6	-	0.6	5.4	-	6.0
Interest expense	6.3	2.3	8.6	0.6	-	9.2
Provision (benefit) for income taxes	13.4	(1.1)	12.3	1.4	-	13.7
Preferred stock dividends of subsidiary	0.6	0.2	0.8	-	-	0.8
Income (loss) available for common shareholders	23.7	(2.2)	21.5	3.6	-	25.1
(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Other column.

	Regulated Utilities
Segments of Business (Millions)	Electric Utility(1)	Natural Gas Utility(1)	Total Utility	Other(2)	Reconciling Eliminations	WPSC Consolidated

Six Months Ended
June 30, 2007
External revenues	$544.4	$268.7	$813.1	$0.7	$(0.7)	$813.1
Depreciation and amortization expense	37.8	11.4	49.2	0.3	(0.3)	49.2
Miscellaneous income	2.2	0.2	2.4	5.9	-	8.3
Interest expense	14.3	5.6	19.9	1.7	-	21.6
Provision for income taxes	16.9	10.1	27.0	1.5	-	28.5
Preferred stock dividends of subsidiary	1.1	0.5	1.6	-	-	1.6
Income available for common shareholders	28.4	15.7	44.1	1.9	-	46.0

Six Months Ended
June 30, 2006
External Revenues	$468.3	$261.0	$729.3	$0.7	$(0.7)	$729.3
Depreciation and amortization expense	36.3	11.1	47.4	0.3	(0.3)	47.4
Miscellaneous income	1.0	0.1	1.1	8.0	-	9.1
Interest expense	13.0	4.7	17.7	1.5	-	19.2
Provision for income taxes	21.4	5.4	26.8	1.9	-	28.7
Preferred stock dividends of subsidiary	1.0	0.6	1.6	-	-	1.6
Income available for common shareholders	37.8	8.5	46.3	5.0	-	51.3
(1)    Includes only utility operations.
(2)    Nonutility operations are included in the Other column.

NOTE 16--NEW ACCOUNTING PRONOUNCEMENTS

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

Strategic Overview

The focus of WPSC's business plan is to create long-term value for shareholders and customers through growth, operational excellence, customer focus, asset management, risk management, and the continued emphasis on reliable, competitively priced, and environmentally sound energy and energy related services.  A discussion of the essential components of our business strategy is set forth below.

Maintain and Grow a Strong Regulated Utility Base– WPSC is focusing on continued growth in regulated operations.  A strong regulated utility base is important in order to maintain a strong balance sheet, predictable cash flows, a desired risk profile, attractive dividends, and quality credit ratings, which are critical to the success of WPSC and Integrys Energy Group.  WPSC believes the following recent developments have helped, or will help, maintain and grow its regulated utility base:

•
WPSC is expanding its regulated generation fleet in order to meet growing electric demand and ensure continued reliability.  Construction of the 500-megawatt coal-fired Weston 4 base-load power plant located near Wausau, Wisconsin, continues in partnership with DPC and the plant is expected to be commercially operational by June 2008.

•
WPSC continues to invest in environmental projects to improve air quality and meet the requirements set by environmental regulators.  Capital projects to construct and upgrade equipment to meet or exceed required environmental standards are planned each year.

•	To help meet renewable energy requirements, WPSC is looking to build or buy a wind generation facility of approximately 100 megawatts of nameplate capacity within the footprint of the MISO.

•	WPSC continues to upgrade electric and natural gas distribution facilities, related systems, and processes to enhance safety, reliability, and value for customers and shareholders.

•	For more detailed information on WPSC's capital expenditure program see "Liquidity and Capital Resources, Capital Requirements," below.

Integrate Resources to Provide Operational Excellence and Customer Focus– WPSC is committed to integrating resources and finding the best, most efficient processes while maintaining any and all applicable regulatory and legal restrictions.  Through innovative ideas, embracing change, leveraging individual capabilities and expertise and utilizing creative solutions to meet and exceed our customer's expectations, we will contribute value to Integrys Energy Group's shareholders as well as our customers and assist in lowering costs for certain activities.

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

Place Strong Emphasis on Asset and Risk Management– Our asset management strategy calls for the continuous assessment of our existing assets as well as a focus on the acquisition of assets that complement our existing business and strategy.  This strategy also calls for a focus on the disposition of assets, which are either no longer strategic to ongoing operations, are not performing as needed, or the disposition of which would reduce our risk profile.  We maintain a portfolio approach to risk and earnings.  We continue to evaluate alternatives for the sale of real estate holdings we have identified as no longer needed for our operations.

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

Continued Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Energy and Energy Related Services – WPSC's mission is the same as Integrys Energy Group's, to provide customers with the best value in energy and related services.  By effectively operating a mixed portfolio of generation assets and investing in new generation, while maintaining or exceeding environmental standards, we are able to provide a safe, reliable, and value priced service to our customers.  We concentrate our efforts on improving and operating efficiently and effectively in order to reduce costs and maintain a low risk profile.  We actively evaluate opportunities for adding more renewable generation to provide additional environmentally sound energy to our portfolio.

•
Contract administration and formal project management tools have enabled us to better manage the costs of our construction expenditure program.  These cost reduction initiatives help us provide competitively priced energy and energy related services.

•	NatureWise®, our renewable energy program, was recently selected as one of the top ten renewable energy programs in the United States for 2006 by the DOE's National Renewable Energy Laboratory.

•
WPSC's website was recently named among the top 25 websites for small- to mid-size businesses in 2007 by E Source, an information services company based in Colorado that provides unbiased independent analysis of retail energy markets, services, and technologies.  This recognition demonstrates that WPSC is focused on meeting customers' needs and providing services they value.

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

RESULTS OF OPERATIONS

Electric operations accounted for approximately 67% of WPSC's revenue for the six months ended June 30, 2007, while natural gas operations accounted for approximately 33% of WPSC's revenue for the six months ended June 30, 2007.

Second Quarter 2007 Compared with Second Quarter 2006

Overview

WPSC's earnings on common stock for the quarters ended June 30 are shown in the following table:

Results (Millions)	2007	2006	Change

Earnings on common stock	$13.8	$25.1	(45.0%)

WPSC's earnings on common stock decreased $11.3 million quarter-over-quarter, to $13.8 million for the quarter ended June 30, 2007, from $25.1 million for the quarter ended June 30, 2006. As discussed in more detail below, electric operations had the largest impact on earnings at WPSC for the quarter ended June 30, 2007, compared with the same period in 2006.

•
Electric utility earnings decreased $9.6 million, from earnings of $23.7 million for the quarter ended June 30, 2006, to earnings of $14.1 million for quarter ended June 30, 2007.  WPSC's earnings were negatively impacted by fuel and purchased power costs that were higher than what was recovered in rates during the quarter ended June 30, 2007, compared with fuel and purchased power costs that were less than what was recovered in rates during the same quarter in 2006, driving a $0.6 million quarter-over quarter decrease in the electric margin decrease at WPSC.  For the quarter ended June 30, 2007, fuel and purchased power prices were above what was projected in the 2007 rate case primarily due to higher commodity costs and unplanned plant outages (which required WPSC to purchase higher cost power in the market to serve its customers).  The decrease in WPSC's margin (driven by high fuel costs), combined with increased operating and maintenance expenses negatively impacted quarter-over-quarter earnings.  Fuel and purchased power costs are forecasted to be lower than what will be recovered in rates during the second half of the year, which should have a positive impact on electric utility margin during that period.  Also, the increase in maintenance costs for the planned outages was recorded as these costs were incurred, while rate recovery for these costs occurs over the entire year (mainly during the third quarter cooling season).  Therefore, the majority of rate recovery related to the increase in maintenance costs for the planned outages is expected to occur during the second half of the year, positively impacting earnings during that period.

•
Natural gas utility operations at WPSC improved $2.0 million, from a loss of $2.2 million for the quarter ended June 30, 2006, to a loss of $0.2 million for the quarter ended June 30, 2007. Improved financial results at WPSC were driven by a retail natural gas rate increase in 2007 and higher sales volumes, primarily related to a 9.1% quarter-over-quarter increase in heating degree days.

•
Nonutility financial results decreased $3.7 million, from earnings of $3.6 million for the quarter ended June 30, 2006, to a loss of $0.1 for the quarter ended June 30, 2007, driven primarily by a $1.3 million gain on the sale of WPSC's interest (through a related party) in Guardian Pipeline, LLC, which was recognized in the second quarter of 2006.  WPSC also experienced a decrease in quarter-over-quarter equity earnings from WPSC's investment in Wisconsin River Power Company.  The decrease in equity earnings from Wisconsin River Power Company was primarily related to a decrease in land sales in the second quarter of 2007, compared with the second quarter of 2006.

Electric Utility Operations

	Three Months Ended June 30,
Electric Utility Results (Millions)	2007	2006	Change

Revenue	$275.6	$238.9	15.4%
Fuel and purchased power	144.9	107.6	34.7%
Margin	$130.7	$131.3	(0.5%)

Sales in kilowatt-hours
Residential	660.7	636.4	3.8%
Commercial and industrial	2,024.9	1,945.7	4.1%
Wholesale	922.1	891.8	3.4%
Other	7.3	7.3	-%
Total sales in kilowatt-hours	3,615.0	3,481.2	3.8%

Weather
Heating degree days – actual	850	779	9.1%
Cooling degree days – actual	204	123	65.9%

Electric utility revenue increased $36.7 million (16.3%) for the three months ended June 30, 2007, compared with the same period in 2006, driven by the following:

•
In January 2007, the PSCW issued a final written order to WPSC authorizing a retail electric rate increase of $56.7 million (6.6%), effective January 12, 2007, for Wisconsin electric customers.  This retail electric rate increase was required primarily because of increased costs associated with electric transmission, costs related to the construction of Weston 4 (including the training of additional personnel to maintain and operate the facility), and costs for major overhauls at Weston 2 and the De Pere Energy Center.

•
Sales volumes increased 3.8%, primarily related to a 3.8% increase in sales volumes to residential customers and a 4.1% increase in sales volumes to commercial and industrial customers.  The increase in sales volumes to residential customers was driven by a 65.9% quarter-over-quarter increase in cooling degree days and a 9.1% quarter-over-quarter increase in heating degree days (a portion of heating load is electric).  Volumes to commercial and industrial customers increased due to higher demand from existing customers.

The electric utility margin decreased $0.6 million (0.5%) for the three months ended June 30, 2007, compared with the same period in 2006.  The decrease in WPSC's electric margin was driven by fuel and purchased power costs that were higher than what was recovered in rates during the quarter ended June 30, 2007, compared with fuel and purchased power costs that were less than what was recovered in rates during the same quarter in 2006.  For the quarter ended June 30, 2007, fuel and purchased power prices were above what was projected in the 2007 rate case primarily due to higher commodity costs and unplanned plant outages (which required WPSC to purchase higher cost power in the market to serve its customers).  On a per-unit basis, fuel and purchased power costs were approximately 25% higher during the three months ended June 30, 2007, compared with the same period in 2006.  Partially offsetting the decrease in WPSC's electric utility margin related to fuel and purchased power costs, WPSC's margin was positively impacted by rate increases (primarily required to support higher operating expenses) and higher residential and commercial and industrial electric sales volumes as favorable weather conditions during both the heating and cooling seasons positively impacted margin by an estimated $4 million.  However, because of the decrease in WPSC's electric margin (driven by high fuel costs), combined with increased operating and maintenance expenses, quarter-over-quarter earnings were negatively impacted.

Natural Gas Utility Operations

	Three Months Ended June 30,
Natural Gas Utility Results (Millions)	2007	2006	Change

Revenues	$77.9	$68.0	14.6%
Natural gas purchase costs	50.6	44.2	14.5%
Margins	$27.3	$23.8	14.7%

Throughput in therms
Residential	33.2	30.0	10.7%
Commercial and industrial	18.3	15.0	22.0%
Interruptible	4.5	5.7	(21.1%)
Interdepartmental	9.7	4.4	120.5%
Transport	76.0	73.7	3.1%
Total sales in therms	141.7	128.8	10.0%

Weather
Heating degree days – actual	850	779	9.1%

WPSC's natural gas utility revenue increased $9.9 million (14.6%), from $68.0 million for the three months ended June 30, 2006, to $77.9 million for the same period in 2007 driven by a retail natural gas rate increase and a 10.0% increase in natural gas throughput volumes.  On January 11, 2007, the PSCW issued a final written order to WPSC authorizing a retail natural gas rate increase of $18.9 million (3.8%), effective January 12, 2007.  This retail natural gas rate increase was required for infrastructure improvements necessary to ensure the reliability of the natural gas distribution system and costs associated with the remediation of former manufactured gas plant sites.  The increase in natural gas throughput volumes was driven by a 10.7% increase in residential volumes and a 10.1% increase in commercial and industrial and interruptible volumes.  The increase in sales volumes to residential customers was driven by a 9.1% quarter-over-quarter increase in heating degree days and a 2.9% quarter-over-quarter increase in the average weather-normalized natural gas usage per customer.

WPSC's natural gas margin increased $3.5 million (14.7%), from $23.8 million in the second quarter of 2006, to $27.3 million in the second quarter of 2007.  As discussed in more detail above, the increase in WPSC's margin was driven by the retail natural gas rate increase (primarily required to support higher operating expenses), and an increase in throughput volumes to higher margin residential and commercial and industrial customers.  While the margin impact of the quarter-over-quarter increase in average weather-normalized sales volumes is difficult to quantify, the colder weather conditions contributed approximately an additional $1 million to WPSC's margin.

Operating Expenses

	Three Months Ended June 30,
Operating Expenses (Millions)	2007	2006	Change

Operating and maintenance expense	$93.6	$77.8	20.3%
Depreciation and amortization expense	24.6	23.9	2.9%
Taxes other than income taxes	11.2	10.9	2.8%

Operating and Maintenance Expense

Operating and maintenance expenses increased $15.8 million for the quarter ended June 30, 2007, compared with the same quarter in 2006.  The following items were the most significant contributors to the change in operating and maintenance expense at WPSC:

•
Maintenance expenses at WPSC increased $6.3 million, primarily due to major overhauls planned at the Weston 2 generation station and the De Pere Energy Center and due to three unplanned outages at the Weston 3 generation station.

•	Electric transmission expenses at WPSC increased $4.5 million, primarily related to higher rates charged by MISO and ATC due to additional transmission investment, a trend WPSC expects will continue.

•	WPSC was allocated external costs to achieve merger synergies of $1.0 million in the second quarter of 2007.

•	The remaining increase in operating and maintenance expense at WPSC was related to an increase in wages and benefit costs

	Three Months Ended June 30,
Other income (expense) (Millions)	2007	2006	Change

Miscellaneous income	$4.7	$6.0	(21.7%)
Interest expense	(10.7)	(9.2)	16.3%

Miscellaneous income

The $1.3 million decrease in miscellaneous income for the quarter ended June 30, 2007, compared with the same quarter in 2006, was driven primarily by a $1.3 million gain on the sale of WPSC's interest in Guardian Pipeline, LLC, which was recognized in the second quarter of 2006.  WPSC also experienced a decrease in quarter-over-quarter equity earnings from WPSC's investment in Wisconsin River Power Company.  These items were partially offset by interest income received from ATC related to the transmission interconnection WPSC is constructing on their behalf.

Interest expense

Interest expense increased $1.5 million during the quarter ended June 30, 2007, compared with the quarter ended June 30, 2006.  Subsequent to June 30, 2006, increased borrowings at WPSC were primarily utilized to fund the construction of Weston 4.

Six Months 2007 Compared with Six Months 2006

Overview

WPSC's earnings on common stock for the six months ended June 30 are shown in the following table:

Results (Millions)	2007	2006	Change

Earnings on common stock	$46.0	$51.3	(10.3%)

WPSC's earnings on common stock were $46.0 million for the six months ended June 30, 2007, compared with $51.3 million for the six months ended June 30, 2006. The following were the major factors impacting earnings and are discussed in more detail below:

•
Electric utility earnings decreased $9.4 million (24.9%), from earnings of $37.8 million for the six months ended June 30, 2006, to earnings of $28.4 million for the six months ended June 30, 2007.  WPSC's earnings were negatively impacted by fuel and purchased power costs that were higher than what was recovered in rates during the six months ended June 30, 2007, compared with fuel and purchased power costs that were less than what was recovered in rates during the same period in 2006.  For the six months ended June 30, 2007, fuel and purchased power prices were above what was projected in the 2007 rate case due to higher commodity costs and unanticipated plant outages (which required WPSC to purchase higher cost power in the market to serve its customers). Because of the high fuel and purchased power costs, the increase in margin was not large enough to offset increased operating and maintenance expenses, negatively impacting period-over-period earnings. Fuel and purchased power costs are forecasted to be lower than what will be recovered in rates during the second half of the year, which should have a positive impact on electric utility margin during that period. Also, the increase in maintenance costs for the planned outages was recorded as these costs were incurred, while rate recovery for these costs occurs over the entire year. Therefore, the majority of rate recovery related to the increase in maintenance costs for the planned outages is expected to occur during the second half of the year, positively impacting earnings during that period.

•
Natural gas utility earnings at WPSC increased $7.2 million (84.7%), from earnings of $8.5 million for the six months ended June 30, 2006, to earnings of $15.7 million for the six months ended June 30, 2006.  Higher earnings at WPSC's natural gas utility were driven by an increase in throughput volumes to higher margin residential and commercial and industrial customers.  The increase in sales volumes to residential customers was driven by a 7.3% period-over-period increase in heating degree days and a 5.9% period-over-period increase in the average weather-normalized natural gas usage per customer.

•
Earnings related to WPSC's nonutility operations decreased $3.1 million (62.0%), from earnings of $5.0 million for the six months ended June 30, 2006, to earnings of $1.9 million for the six months ended June 30, 2007, driven primarily by a $1.3 million gain on the sale of WPSC's interest (through a related party) in Guardian Pipeline, LLC, which was recognized in the second quarter of 2006.  WPSC also experienced a decrease in quarter-over-quarter equity earnings from WPSC's investment in Wisconsin River Power Company.  The decrease in equity earnings from Wisconsin River Power Company was primarily related to a decrease in land sales in the second quarter of 2007, compared with the second quarter of 2006.

Electric Utility Operations

	Six Months Ended June 30,
Electric Utility Results (Millions)	2007	2006	Change

Revenue	$544.4	$468.3	16.3%
Fuel and purchased power	280.3	219.8	27.5%
Margin	$264.1	$248.5	6.3%

Sales in kilowatt-hours
Residential	1,420.9	1,355.8	4.8%
Commercial and industrial	3,993.6	3,904.9	2.3%
Wholesale	1,814.7	1,728.2	5.0%
Other	17.6	17.3	1.7%
Total sales in kilowatt-hours	7,246.8	7,006.2	3.4%

Weather
Heating degree days – actual	4,402	4,101	7.3%
Cooling degree days – actual	204	123	65.9%

Electric utility revenue increased $76.1 million (16.3%) for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, driven by the following:

•	In January 2007, the PSCW issued a final written order to WPSC authorizing a retail electric rate increase of $56.7 million (6.6%), effective January 12, 2007, for Wisconsin electric customers.

•
Sales volumes increased 3.4%, primarily related to a 4.8% increase in sales volumes to residential customers.  The increase in sales volumes to residential customers was driven by a 65.9% period-over-period increase in cooling degree days and a 7.3% period-over-period increase in heating degree days (a portion of heating load is electric).  Volumes to commercial and industrial, wholesale, and other customers increased due to higher demand from existing customers.

WPSC's electric utility margin increased $15.6 million (6.3%) for the six months ended June 30, 2007, compared with the six months ended June 30, 2006.  As discussed above, WPSC's margin was positively impacted by rate increases (primarily required to support higher operating expenses) and higher electric sales volumes, primarily to residential and commercial and industrial customers.  Favorable weather conditions during both the heating and cooling seasons positively impacted margin by an estimated $5 million.  These items were partially offset by fuel and purchased power costs that were higher than what was recovered in rates during the six months ended June 30, 2007, compared with fuel and purchased power costs that were less than what was recovered in rates during the same period in 2006.  For the six months ended June 30, 2007, fuel and purchased power prices were above what was projected in the 2007 rate case primarily due to higher commodity costs and unplanned plant outages (which required WPSC to purchase higher cost power in the market to serve its customers).  On a per-unit basis, fuel and purchased power costs were approximately 21% higher during the six months ended June 30, 2007, compared with the same period in 2006.  Because of the high fuel and purchased power costs, the increase in margin was not large enough to offset increases in operating and maintenance expenses (discussed below), negatively impacting period-over-period earnings.

Natural Gas Utility Operations

	Six Months Ended June 30,
Gas Utility Results (Millions)	2007	2006	Change

Revenues	$268.7	$261.0	3.0%
Natural gas purchase costs	186.4	192.4	(3.1%)
Margins	$82.3	$68.6	20.0%

Throughput in therms
Residential	145.4	127.8	13.8%
Commercial and industrial	79.7	72.2	10.4%
Interruptible	10.7	13.3	(19.5%)
Interdepartmental	14.7	8.8	67.0%
Transport	182.6	173.6	5.2%
Total sales in therms	433.1	395.7	9.5%

Weather
Heating degree days - actual	4,402	4,101	7.3%

WPSC's natural gas utility revenue increased $7.7 million from $261.0 million for the six months ended June 30, 2006, to $268.7 million for the same period in 2007, driven by a retail natural gas rate increase and a 9.5% increase in natural gas throughput volumes.  On January 11, 2007, the PSCW issued a final written order to WPSC authorizing a retail natural gas rate increase of $18.9 million (3.8%) effective January 12, 2007.  The increase in natural gas throughput volumes was driven by a 13.8% increase in residential volumes and a 5.7% increase in commercial and industrial and interruptible volumes.  The increase in sales volumes to residential customers was driven by a 7.3% increase in heating degree days and a 5.9% increase in the average weather-normalized natural gas usage per customer.

WPSC's natural gas margin increased $13.7 million, from $68.6 million during the six months ended June 30, 2006, to $82.3 million in the six months ended June 30, 2007.  As discussed in more detail above, the increase in WPSC's margin was driven by the retail natural gas rate increase (primarily required to support higher operating expenses), and an increase in throughput volumes to higher margin residential and commercial and industrial customers.  While the margin impact of the increase in average weather-normalized sales volumes is difficult to quantify, the colder weather conditions contributed approximately an additional $3 million to WPSC's margin.

Operating Expenses

	Six Months Ended June 30,
Operating Expenses (Millions)	2007	2006	Change

Operating and maintenance expense	$185.8	$156.7	18.6%
Depreciation and amortization expense	49.2	47.4	3.8%
Taxes other than income taxes	22.5	21.8	3.2%

Operating and Maintenance Expense

Operating and maintenance expenses increased $29.1 million for the six months ended June 30, 2007, compared with the same period in 2006.  The following items were the most significant contributors to the change in operating and maintenance expense at WPSC:

•
Maintenance expenses at WPSC increased $10.2 million, primarily due to major overhauls planned at the Weston 2 and 3 generation stations and the De Pere Energy Center and due to three unplanned outages at the Weston 3 generation station.

•	Electric transmission expenses at WPSC increased $8.2 million, primarily related to higher rates charged by MISO and ATC due to additional transmission investment, a trend WPSC expects will continue.

•	WPSC was allocated external costs to achieve merger synergies of $6.8 million for the six months ended June 30, 2007.

•	The remaining increase in operating and maintenance expense at WPSC was related to an increase in wages and benefit costs

Depreciation and Amortization Expense

Depreciation expense increased $1.8 million for the six months ended June 30, 2007, compared with the same period in 2006.  Approximately $1 million of the period-over-period increase in depreciation and amortization expense was driven by software amortization related to a new customer billing system.

	Six Months Ended June 30,
Other income (expense) (Millions)	2007	2006	Change

Miscellaneous income	$8.3	$9.1	(8.8%)
Interest expense	(21.6)	(19.2)	12.5%

Miscellaneous income

As discussed above, the $0.8 million decrease in miscellaneous income for the six months ended June 30, 2007, compared with the same period in 2006, was driven primarily by a $1.3 million gain on the sale of WPSC's interest in Guardian Pipeline, LLC, which was recognized in the second quarter of 2006.  WPSC also experienced a decrease in quarter-over-quarter equity earnings from WPSC's investment in Wisconsin River Power Company.  These items were partially offset by interest income received from ATC related to the transmission interconnection WPSC is constructing on their behalf.

Interest expense

Interest expense increased $2.4 million during the six months ended June 30, 2007, compared with the same period in 2006.  Subsequent to June 30, 2006, increased borrowings at WPSC were primarily utilized to fund the construction of Weston 4.

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

Operating Cash Flows

During the six months ended June 30, 2007, net cash provided by operating activities was $155.1 million, compared with $138.1 million for the same period in 2006.  The $17.0 million period-over-period increase was largely driven by a $38.1 million decrease in cash used for accounts payable during the six months ended June 30, 2007, compared with the six months ended June 30, 2006, primarily as a result of lower natural gas prices.  Natural gas prices decreased $14.6% on a per-unit basis during the six months ended June 30, 2007, compared with the six months ended June 30, 2006.  The positive impact of the change in accrued taxes and prepaid federal income taxes was substantially offset by the negative impact of the change in customer and other receivables.  The increase in customer and other receivables was primarily related to intercompany receivables recorded during the six months ended June 30, 2007, to collect the taxes that were previously paid as well as taxes accrued by WPSC on behalf of related parties.

Investing Cash Flows

Net cash used for investing activities was $93.2 million during the six months ended June 30, 2007, compared with $135.6 million during the six months ended June 30, 2006.  The $42.4 million period-over-period decrease in cash used for investing activities was primarily related to a $51.5 million decrease in capital expenditures, primarily related to Weston 4, as explained below.  WPSC also liquidated $22.0 million of restricted funds withdrawn from an escrow account, which were used for the payment of the outstanding principal balance of first mortgage bonds in January 2007.  These items were partially offset by expenditures related to interconnection facilities that WPSC is constructing on behalf of ATC (ATC will reimburse WPSC for expenditures related to these interconnection facilities when they are completed).

Capital Expenditures

Capital expenditures by business segment for the six months ended June 30 are as follows:

(Millions)	2007	2006
Electric utility	$81.9	$129.5
Natural gas utility	11.1	15.0
WPSC consolidated	$93.0	$144.5

The decrease in capital expenditures at the electric utility for the six months ended June 30, 2007, as compared with the same period in 2006, is mainly due to lower capital expenditures associated with the construction of Weston 4.   Weston 4 is expected to be commercially operational by June 2008.

Financing Cash Flows

Net cash used for financing activities was $62.3 million during the six months ended June 30, 2007, compared with $4.3 million for the same period in 2006.  The change was primarily driven by the fact that WPSC made a $25 million equity contribution to Integrys Energy Group during the six months ended June 30, 2007, compared with receiving a $30 million equity contribution from Integrys Energy Group during the six months ended June 30, 2006.  The equity payments/contributions were necessary in order to comply with WPSC's allowed capital structure as determined by the PSCW, and was made possible by an increase operating cash flows and a decrease in capital expenditures for the six months ended June 30, 2007, compared to the same period in 2006 (discussed above).

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

Significant Financing Activities

WPSC had outstanding commercial paper borrowings of $69.4 million and $85.0 million at June 30, 2007, and 2006, respectively.  WPSC had other outstanding short-term debt of $10.0 million at both June 30, 2007, and 2006.

In January 2007, WPSC used the proceeds from the $22.0 million of 3.95% senior notes issued in December 2006 to the Village of Weston, Wisconsin, to repay the outstanding principal balance of the 6.90% first mortgage bonds which were to mature in 2013.

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

The credit ratings at June 30, 2007, for WPSC are listed in the table below.

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

On February 21, 2007, Standard & Poor's lowered the corporate credit rating on all WPSC's ratings by one notch as they stated "WPSC's liquidity is being pressured by its ongoing construction program."

On February 21, 2007, Moody's downgraded WPSC's senior secured rating to Aa3 from Aa2, its senior unsecured bank credit facility to A1 from Aa3, and its preferred stock to A3 from A2.  Moody's also confirmed WPSC's commercial paper rating at Prime-1.  Moody's actions to downgrade are due to their concerns about the company's capital expenditure program leading to increased debt levels and pressured financial metrics in the near term.

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

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of WPSC, including its subsidiary.

		Payments Due By Period
Contractual Obligations As of June 30, 2007 (Millions)	Total Amounts Committed	2007	2008- 2009	2010- 2011	2012 and Thereafter

Long-term debt principal and interest payments	$1,018.0	$16.7	$66.7	$216.7	$717.9
Operating lease obligations	17.8	2.6	6.8	4.5	3.9
Commodity purchase obligations	1,728.6	179.7	564.5	432.8	551.6
Purchase orders	287.0	248.4	38.6	-	-
Minimum pension funding	350.9	38.8	64.6	40.0	207.5
Total contractual cash obligations	$3,402.3	$486.2	$741.2	$694.0	$1,480.9

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

Capital Requirements

WPSC makes large investments in capital assets.  Net construction expenditures are expected to be approximately $833 million in the aggregate for the 2007 through 2009 period.  The largest of these expenditures is for wind generation projects (to help meet renewable energy requirements) and distribution projects (which include replacement of utility poles, transformers, meters, and other assets).

WPSC is expected to incur costs of approximately $236 million from 2007 through 2009 related to wind generation projects and approximately $272 million during the same time period for distribution projects.

As part of its regulated utility operations, on September 26, 2003, WPSC submitted an application for a Certificate of Public Convenience and Necessity to the PSCW seeking approval to construct Weston 4, a 500-megawatt coal-fired generation facility near Wausau, Wisconsin.  The facility is estimated to cost approximately $779 million (including the acquisition of coal trains), of which WPSC is responsible for slightly more than 70% (approximately $549 million) of the costs.  In November 2005, DPC purchased a 30% ownership interest in Weston 4, remitting proceeds of $95.1 million for its share of the construction costs (including carrying charges) as of the closing date of the sale.  WPSC is responsible for slightly more than 70% of the costs because of certain common facilities that will be installed as part of the project.  WPSC will have a greater than 70% interest in these common facilities.  DPC will be billed by WPSC for 30% of all remaining costs to complete the construction of the plant.  As of June 30, 2007, WPSC has incurred a total cost of approximately $476 million related to its ownership interest in the project.  WPSC expects to incur additional construction costs through the date the plant goes into service of approximately $73 million in addition to approximately $49 million to complete the funding of construction of the transmission facilities required to support Weston 4.  ATC will reimburse WPSC for the construction costs of these transmission facilities and related carrying costs when Weston 4 becomes commercially operational, which is expected to occur by June 2008.

Other significant anticipated construction expenditures for WPSC during the three-year period from 2007 through 2009 include approximately $75 million related to a natural gas pipeline expansion project, approximately $56 million of expenditures at WPSC generation plants to ensure continued reliability of these facilities, approximately $49 million related to environmental projects, and corporate services infrastructure projects of approximately $37 million.

All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, market volatility, and economic trends.

Capital Resources

As of June 30, 2007, WPSC was in compliance with all of the covenants under its lines of credit and other debt obligations.

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

See Note 5, "Short-Term Debt and Lines of Credit," for more information on WPSC's credit facilities and other short-term credit agreements.

Other Future Considerations

Services Company

As part of the regulatory approval process associated with its merger with PEC, Integrys Energy Group agreed to formally propose the formation of a centralized service company to provide administrative and general support services to Integrys Energy Group's six regulated utilities, including WPSC. These services will include categories such as legal, accounting and finance, environmental, information technology, purchasing and warehousing, human resources, administrative services (e.g., real estate, printing, etc.), external/regulatory affairs, natural gas services, and natural gas supply, among others. In addition, many of these same services will also be provided to Integrys Energy Group's nonregulated subsidiaries. The creation of a centralized service company will require WPSC to move many of the employees supporting these functions into the new service company along with many of the employees who provided these services from PEC, PGL, and Integrys Energy Group. Certain assets will also be transferred by affiliates (primarily WPSC, PGL, and PEC) to the service company. On June 6, 2007, the service company entity, Integrys Business Support was established.  Integrys Business Support will become an operational centralized service company upon receipt of necessary regulatory approvals or waivers in a form acceptable to Integrys Energy Group.  On June 8, 2007, Integrys Energy Group and its regulated utilities, including WPSC, filed applications with the ICC, PSCW, MPUC, and MPSC seeking necessary regulatory approvals or waivers associated with the formation and operation of the service company. The requested approvals will relate to and include the categories of services to be delivered by Integrys Business Support, the contracts and arrangements governing the provision of such inter-company services, the transfer of assets and employees to Integrys Business Support, and the methodologies for allocating the costs for these services to the entities who take these services. The required regulatory approvals or waivers were requested with the intent that the service company can become operational by January 1, 2008.  In states where action is required, prehearing conferences have been held and hearing dates have been scheduled during September and October in anticipation of year-end approvals.  Discovery from regulatory staffs and respective interveners is currently in progress.

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

In WPSC's retail electric rate proceeding for 2006, the PSCW applied a "financial harm" test when considering the rate recovery of certain costs previously authorized for deferred accounting treatment.  The PSCW has not applied a financial harm test previously when considering the rate recovery of costs that were previously authorized for deferral.  In WPSC's rate proceeding for 2006, after applying the financial harm test, the PSCW disallowed rate recovery of the 2004 extended outage at Kewaunee.  The PSCW also disallowed recovery of 50% of the pre-tax loss realized on the sale of Kewaunee.  None of these disallowed costs were found to be imprudent by the PSCW.  Notwithstanding the PSCW's decision on these Kewaunee related deferred costs, WPSC still believes it is probable that all regulatory assets recorded at June 30, 2007, will be able to be collected from ratepayers.

Forecasting and monitoring of fuel costs has become increasingly difficult for both the PSCW and WPSC.  These challenges can be attributed to the implementation of the MISO Day 2 market and volatility in natural gas prices.  In 2005, the PSCW received several applications from various Wisconsin electric utilities under the PSCW Chapter 116 fuel rules for large rate increases due to increased natural gas prices.  In response, on February 7, 2006, the PSCW opened Docket 01-AC-224 to review the fuel rules.  On February 1, 2007, the five utilities subject to the current fuel rules filed proposed changes to the fuel rules with the PSCW.  The primary proposed change was to replace the trigger mechanism with a true "dead band" of 1%, which would limit a utility's annual exposure or opportunity to a maximum of 1% of fuel costs.  Discussion with the PSCW staff and other utilities continue.

On June 29, 2006, the PSCW opened Docket 05-EI-139 to address the recovery of costs associated with the MISO Day 2 market.  Testimony has been filed and hearings were held February 13, 2007.  As of June 30, 2007, WPSC had recorded a regulatory asset of $17.9 million for unrecovered MISO Day 2 costs.  We expect the PSCW to issue an order addressing the recoverability of these costs sometime in the third quarter of 2007.  Under this order, costs deferred as of June 30, 2007, should be recoverable based on this decision.

For a discussion of regulatory filings and decisions, see Note 14, "Regulatory Environment," in WPSC’s Notes to Consolidated Financial Statements.

Seams Elimination Charge Adjustment

For a discussion of SECA, see Note 14, "Regulatory Environment," in WPSC’s Notes to Consolidated Financial Statements.

Peshtigo River Land Donation

In closing its audit of Integrys Energy Group’s 2004 and 2005 income tax examination, the IRS issued a report denying the deduction claimed in those years related to the value of the Peshtigo River land donated to the WDNR in 2004.  Through subsequent discussion with IRS Appeals, this matter has been tentatively settled in our favor.  Subsequent to June 30, 2007, we received draft settlement documentation and adjusted tax calculations for 2004-2005 tax years.  We expect that once that settlement is concluded, we will record approximately $1 million of additional tax benefit.

Michigan Single Business Tax

On August 9, 2006, the Michigan legislature approved a voters' legislative initiative to repeal the Michigan Single Business Tax for tax years beginning after December 31, 2007.   This legislation was later signed into law by Michigan's Governor.   On June 28, 2007, the Michigan legislature passed a bill that will replace the Single Business Tax with an effective date of January 1, 2008.  The Governor signed the legislation on July 12, 2007.  We are reviewing the new law but have yet to determine its effect.

Environmental

See Note 9, "Commitments and Contingencies," in WPSC’s Condensed Notes to Consolidated Financial Statements for a detailed discussion of environmental considerations.

Wisconsin Energy Efficiency and Renewables Act

In March 2006, Wisconsin's Governor signed 2005 Wisconsin Act 141 (2005 Senate Bill 459), the Energy Efficiency and Renewables Act, which requires Wisconsin electric providers to increase the amount of renewable electricity they sell by 2% above their current level before 2010 and 6% above their current level by 2015.  The goal is to have 10% of the state's electricity generated from renewable sources by 2015, which is intended to increase the use of renewable energy in Wisconsin, promote the development of renewable energy technologies, and strengthen the state's energy efficiency programs.  As of June 30, 2007, approximately 4% of WPSC’s generation in Wisconsin is from renewable sources.  WPSC continuously evaluates alternatives for cost effective renewable energy sources and will secure reliable and efficient renewable energy sources to meet both requirements by their respective dates.

Michigan 21st Century Energy Plan

On January 31, 2007, the MPSC Chairman presented the “21st Century Energy Plan” to Michigan's Governor.  The plan recognizes the increased need for energy in the next 20 years.  The plan proposes an alternative method of receiving pre-construction approval for significant generation plant additions versus the alternative of building a generation plant and then seeking approval for recovery of costs.  The plan calls for legislation to implement a 10% renewable energy portfolio standard by 2015 as well as a statewide energy efficiency program.  Discussions have moved to the legislature and several bills have been drafted, though none have been enacted at this time.

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

MISO participants offer their generation and bid their customer load into the market on an hourly basis.  This results in net receipts from, or net obligations to, MISO for each hour of each day.  MISO aggregates these hourly transactions and currently provides updated settlement statements which may reflect billing adjustments and result in an increase or decrease to the net receipt from or net obligation to MISO.  The billing adjustments may or may not be recovered through the rate recovery process.  Market participants may dispute the updated settlement statements and related charges.  At the end of each month, the amount due from or payable to MISO is estimated for those operating days where a 7-day settlement statement is not yet available.  Thus, significant changes in the estimates and new information provided by MISO in subsequent settlement statements or through tariff interpretation changes could have a material impact on our results of operations with potential adjustments back to the start of the market.

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

Due to decreases in short-term commercial paper borrowings in the first six months of 2007, WPSC has decreased its exposure to variable interest rates.  Based on the variable rate debt of WPSC outstanding at June 30, 2007, a hypothetical increase in market interest rates of 100 basis points in 2007 would increase annual interest expense by $0.8 million.  Comparatively, based on the variable rate debt outstanding at June 30, 2006, an increase in interest rates of 100 basis points would have increased interest expense in 2006 by $1.0 million. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.  In the event of a significant change in interest rates, management would take action to mitigate WPSC’s exposure to the change.

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

Changes in Internal Controls

There were no changes in WPSC's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting for WPSC.

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

Wisconsin Public Service Corporation

Date: August 8, 2007	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007
Exhibit No.	Description

12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

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