Form 10-Q
period 2007-09-30
WISCONSIN PUBLIC SERVICE CORP
filed 2007-11-08
CIK 107833

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Common stock, $4 par value, 23,896,962 shares outstanding at November 2, 2007

______________________________________________________________________________
______________________________________________________________________________

Signature	46

EXHIBIT INDEX	47

12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

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

32.1	Written Statement of the Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation

Commonly Used Acronyms

ATC	American Transmission Company LLC
DOE	United States Department of Energy
DPC	Dairyland Power Cooperative
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IRS	Internal Revenue Service
MISO	Midwest Independent Transmission System Operator
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utility Commission
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
WDNR	Wisconsin Department of Natural Resources
WPSC	Wisconsin Public Service Corporation

Forward-Looking Statements

In this report, WPSC and its subsidiary make statements concerning expectations, beliefs, plans, objectives, goals, strategies, and future events or performance.  Such statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Although WPSC and its subsidiaries believe that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct.  Except to the extent required by the federal securities laws, WPSC and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

●
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup, pending EPA investigations of WPSC generation facilities and the contested case proceeding regarding the Weston 4 air permit;

●	The credit ratings of WPSC could change in the future;
●	Resolution of audits and other tax disputes with the IRS, Wisconsin and Michigan state revenue agencies and other tax authorities;
●	Available sources and costs of fuels and purchased power;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political, legal and economic conditions and developments in the United States;
●	The impact of fluctuations in commodity prices, interest rates and customer demand;
●
Potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed (including, but not limited to, the construction of the Weston 4 power plant);

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

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions	2007	2006	2007	2006

Operating revenues
Electric	$309.3	$285.9	$853.7	$754.2
Natural gas	56.5	49.2	325.2	310.2
Total operating revenues	365.8	335.1	1,178.9	1,064.4

Electric production fuels	48.9	37.3	127.0	104.2
Purchased power	104.6	110.9	306.3	263.3
Natural gas purchased for resale	34.6	30.5	221.0	222.9
Operating and maintenance expense	81.7	69.3	267.5	226.0
Depreciation and amortization expense	23.5	24.0	72.7	71.4
Taxes other than income taxes	11.0	10.7	33.5	32.5
Operating income	61.5	52.4	150.9	144.1

Miscellaneous income	4.2	2.5	12.5	11.6
Interest expense	(11.5)	(9.9)	(33.1)	(29.1)
Other expense	(7.3)	(7.4)	(20.6)	(17.5)

Income before taxes	54.2	45.0	130.3	126.6
Provision for income taxes	19.9	18.1	48.4	46.8
Net income before preferred stock dividends of subsidiary	34.3	26.9	81.9	79.8

Preferred stock dividend requirements	0.7	0.7	2.3	2.3
Earnings on common stock	$33.6	$26.2	$79.6	$77.5

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30	December 31
(Millions)	2007	2006

Assets
Cash and cash equivalents	$0.4	$0.8
Restricted cash	-	22.0
Accounts receivable, net of reserves of $7.0 at September 30, 2007 and December 31, 2006	220.8	170.1
Receivables from related parties	162.6	18.9
Accrued unbilled revenues	38.7	60.0
Inventories	94.4	102.3
Current assets from risk management activities	21.6	17.5
Materials and supplies, at average cost	25.6	24.5
Prepaid federal income tax	-	31.6
Prepaid gross receipts tax	25.4	34.1
Other current assets	15.4	21.9
Current assets	604.9	503.7

Property, plant, and equipment, net of accumulated depreciation of $1,094.6 and $1,046.0,
respectively	2,032.5	1,968.9
Regulatory assets	216.1	290.3
Receivables from related parties	49.8	56.4
Other	112.9	137.3
Total assets	$3,016.2	$2,956.6

Liabilities and Shareholders' Equity
Short-term debt	$89.2	$48.0
Current portion of long-term debt	-	22.0
Accounts payable	173.0	178.1
Payables to related parties	10.8	25.2
Current liabilities from risk management activities	10.8	11.3
Accrued taxes	157.7	2.4
Other current liabilities	50.3	68.6
Current liabilities	491.8	355.6

Long-term debt to parent	10.7	11.0
Long-term debt	620.7	620.6
Deferred income taxes	174.3	156.8
Deferred investment tax credits	12.1	12.9
Regulatory liabilities	240.0	272.0
Environmental remediation liabilities	67.7	67.8
Pension and postretirement benefit obligations	128.4	186.5
Payables to related parties	19.0	18.1
Other	82.2	104.1
Long-term liabilities	1,355.1	1,449.8

Commitments and contingencies

Preferred stock with no mandatory redemption	51.2	51.2
Common stock equity	1,118.1	1,100.0
Total liabilities and shareholders' equity	$3,016.2	$2,956.6

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)		September 30	December 31
(Millions, except share amounts)		2007	2006

Common stock equity
Common stock, $4 par value, 32,000,000 shares authorized,
23,896,962 shares outstanding		$95.6	$95.6
Premium on capital stock		693.3	685.1
Accumulated other comprehensive loss		(0.1)	(0.2)
Retained earnings		329.3	319.5
Total common stock equity		1,118.1	1,100.0

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -

Series	Shares Outstanding
5.00%	131,916	13.2	13.2
5.04%	29,983	3.0	3.0
5.08%	49,983	5.0	5.0
6.76%	150,000	15.0	15.0
6.88%	150,000	15.0	15.0
Total preferred stock		51.2	51.2

Long-term debt to parent
Series	Year Due
8.76%	2015	4.4	4.5
7.35%	2016	6.3	6.5
Total long-term debt to parent		10.7	11.0

Long-term debt
First mortgage bonds
Series	Year Due
6.90%	2013	-	22.0
7.125%	2023	0.1	0.1
Senior notes
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
3.95%	2013	22.0	22.0
4.80%	2013	125.0	125.0
6.08%	2028	50.0	50.0
5.55%	2036	125.0	125.0
Total first mortgage bonds and senior notes		622.1	644.1
Unamortized discount on long-term debt, net		(1.4)	(1.5)
Total		620.7	642.6
Current portion		-	(22.0)
Total long-term debt		620.7	620.6
Total capitalization		$1,800.7	$1,782.8

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(Millions)	2007	2006

Operating Activities
Net income before preferred stock dividends of subsidiary	$81.9	$79.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	72.7	71.4
Recovery of Kewaunee outage expenses	15.5	9.4
Refund of non-qualified decommissioning fund	(57.0)	(41.3)
Recoveries of other regulatory assets and liabilities	24.4	19.3
Deferred income taxes	17.5	11.3
Investment tax credit restored	(0.8)	(0.5)
Allowance for equity funds used during construction	(0.9)	(0.5)
Equity income, net of dividends	(1.9)	(2.7)
Pension expense	16.7	20.0
Postretirement expense	4.8	7.8
Pension and postretirement funding	(25.4)	(25.3)
Other, net	(2.7)	0.8
Changes in -
Customer and other receivables	(155.2)	6.6
Accrued unbilled revenues	21.3	48.7
Inventories	7.9	6.8
Prepaid federal income taxes	31.6	(16.1)
Miscellaneous assets	12.9	3.4
Accounts payable	(15.9)	(23.8)
Accrued taxes	155.3	(0.3)
Miscellaneous current and accrued liabilities	(13.4)	6.4
Net cash provided by operating activities	189.3	181.2

Investing Activities
Capital expenditures	(146.2)	(232.2)
Change in restricted cash	22.0	-
Transmission interconnection	(23.9)	(4.5)
Other	4.3	13.3
Net cash used for investing activities	(143.8)	(223.4)

Financing Activities
Short-term debt - net	41.2	22.8
Payments of long-term debt	(22.4)	(0.4)
Dividends to parent	(68.8)	(66.0)
Net equity contributions (to) from parent	5.0	85.0
Preferred stock dividends	(2.3)	(2.3)
Other	1.4	1.4
Net cash provided by (used for) financing activities	(45.9)	40.5
Net change in cash and cash equivalents	(0.4)	(1.7)
Cash and cash equivalents at beginning of period	0.8	2.5
Cash and cash equivalents at end of period	$0.4	$0.8

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2007

NOTE 1-- FINANCIAL INFORMATION

We have prepared the condensed consolidated financial statements of WPSC under the rules and regulations of the SEC.

These financial statements on Form 10-Q have not been audited.  Management believes that these financial statements include all adjustments (which unless otherwise noted include only normal recurring adjustments) necessary for a fair presentation of the financial results for each period shown.  We have condensed or omitted certain financial information and note disclosures normally included in our annual audited financial statements.  These condensed financial statements should be read along with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, which are included within the Annual Report on Form 10-K for the year ended December 31, 2006, of our parent corporation, Integrys Energy Group, Inc.  Overall, the formats of WPSC's Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income were modified in the first quarter of 2007 to conform to the presentation used by Integrys Energy Group.  In addition, certain items from the prior periods have been reclassified to conform to the current year presentation.  Significant reclassifications are as follows:

Condensed Consolidated Balance Sheets

Customers electing a budget payment plan had a credit balance of $16.1 million at December 31, 2006.  Since this balance is subject to change based upon the amount of future billings, this balance was reclassified from accounts payable to other current liabilities in order to conform to the September 30, 2007 presentation.

At December 31, 2006, WPSC previously reported non-utility property, plant, and equipment of $9.8 million within other long-term assets.  The $9.8 million was reclassified from other long-term assets to property, plant, and equipment in order to conform to the September 30, 2007 presentation.

At December 31, 2006, WPSC previously reported accrued labor costs of $5.9 million within accounts payable.  The $5.9 million was reclassified from accounts payable to other current liabilities in order to conform to the September 30, 2007 presentation.

At December 31, 2006, WPSC previously reported $4.9 million of taxes payable other than income taxes within accounts payable.  The $4.9 million was reclassified from accounts payable to other current liabilities in order to conform to the September 30, 2007 presentation.

Condensed Consolidated Statements of Income

For the three and nine months ended September 30, 2006, $4.2 million and $11.9 million, respectively, of software and intangible asset amortization expense was reclassified from operating and maintenance expense to depreciation and amortization expense to conform to the presentation for the three and nine months ended September 30, 2007.

Condensed Consolidated Statements of Cash Flows

The reclassifications discussed above related to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income were also reflected as reclassifications in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006.  These reclassifications had no impact on total operating, investing, or financing activities.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the WPSC Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(Millions)	2007	2006
Cash paid for interest	$24.8	$22.8
Cash paid for income taxes	$16.1	$36.7

Weston 4 construction costs funded through accounts payable and treated as non-cash investing activities were $29.8 million at September 30, 2007, and $36.4 million at September 30, 2006.

NOTE 3--RISK MANAGEMENT ACTIVITIES

The following table shows WPSC's assets and liabilities from risk management activities as of September 30, 2007, and December 31, 2006:

	Assets		Liabilities
(Millions)	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Commodity contracts	$2.0	$3.8	$4.8	$10.2
Financial transmission rights	19.6	13.7	6.2	2.0
Total	$21.6	$17.5	$11.0	$12.2
Balance Sheet Presentation
Current	$21.6	$17.5	$10.8	$11.3
Other long-term	-	-	0.2	0.9
Total	$21.6	$17.5	$11.0	$12.2

Assets and liabilities from risk management activities are classified as current assets or liabilities and other long-term assets or liabilities based upon the maturities of the underlying contracts.

The derivatives listed in the above table as "commodity contracts" include a limited number of electric and natural gas purchase contracts as well as financial derivative contracts (NYMEX futures and options) used by WPSC's natural gas and electric utility segments to mitigate the risk associated with the market price volatility of natural gas. The electric utility segment also uses financial instruments to manage transmission congestion costs, which are shown in the above table as "financial transmission rights."

Derivative instruments at WPSC are entered into in accordance with the terms of the risk management policies and plans approved by the PSCW.  For most energy-related physical and financial derivatives, our regulators allow the effects of mark-to-market accounting to be deferred as regulatory assets and liabilities. Management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be collected from or refunded to customers.

NOTE 4--GOODWILL AND OTHER INTANGIBLE ASSETS

At September 30, 2007, and December 31, 2006, goodwill recorded by WPSC's natural gas segment was $36.4 million and related to WPSC's 2001 acquisition of Wisconsin Fuel and Light Company.  Goodwill is included in other long-term assets on the Condensed Consolidated Balance Sheets.

NOTE 5--SHORT-TERM DEBT AND LINES OF CREDIT

WPSC manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to WPSC's short-term debt and lines of credit.

(Millions)	Maturity	September 30, 2007	December 31, 2006
Credit agreements and revolving notes
Revolving credit facility	6/02/10	$115.0	$115.0
Revolving short-term notes payable	11/13/07	10.0	-
Revolving short-term notes payable	5/13/07	-	10.0
Total short-term credit capacity		125.0	125.0

Less:
Letters of credit issued inside credit facilities		3.8	3.8
Loans outstanding under the credit agreements		10.0	10.0
Commercial paper outstanding		79.2	38.0
Available capacity under existing agreements		$32.0	$73.2

WPSC's short-term borrowings consist of sales of commercial paper backed by the unsecured revolving credit agreement and short-term notes as shown in the following table.

(Millions)	September 30, 2007	December 31, 2006
Commercial paper outstanding	$79.2	$38.0
Average discount rate on outstanding commercial paper	5.71%	5.47%
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on short-term notes payable	5.75%	5.30%
Available (unused) lines of credit	$32.0	$73.2

The commercial paper at September 30, 2007, had varying maturity dates ranging from October 1, 2007, through October 9, 2007.

NOTE 6--LONG-TERM DEBT

In January 2007, WPSC used the proceeds from $22.0 million of 3.95% senior notes issued in December 2006 to the Village of Weston, Wisconsin, to repay the outstanding principal balance of $22.0 million of 6.90% First Mortgage bonds due February 1, 2013.  See WPSC's Condensed Consolidated Statements of Capitalization for more information on WPSC's long-term debt.

NOTE 7--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of WPSC through September 30, 2007. All asset retirement obligations are recorded as other long-term liabilities in the Condensed Consolidated Balance Sheets.

(Millions)
Asset retirement obligations at December 31, 2006	$8.1
Accretion	0.3
Asset retirement obligations at September 30, 2007	$8.4

NOTE 8--INCOME TAXES

The effective tax rate for the three months ended September 30, 2007 and 2006 was 36.7% and 40.2%, respectively.  The effective tax rates for the nine months ended September 30, 2007, and 2006 were 37.1% and 37.0%, respectively.  WPSC's provision for income taxes was calculated in accordance with APB Opinion No. 28, "Interim Financial Reporting."  Accordingly, WPSC's interim effective tax rate reflects its projected annual effective tax rate.  The effective tax rate differs from the federal tax rate of 35%, primarily due to state income taxes.

Effective January 1, 2007, WPSC adopted the provisions of FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109."  The cumulative effect of adopting FIN 48 was a decrease of $0.9 million to the January 1, 2007, retained earnings balance.

At January 1, 2007, WPSC's liability for uncertain tax positions was $3.5 million.  For the nine months ended September 30, 2007, WPSC decreased its liabilities for uncertain tax positions by $2.7 million, primarily as a result of the settlement of uncertain tax positions related to prior years.

At January 1, 2007, unrecognized tax benefits of $2.4 million would affect WPSC's effective tax rate if recognized in subsequent periods.

With the adoption of FIN 48, WPSC now records penalties and accrued interest related to income taxes as a component of income tax expense.  Prior to January 1, 2007, WPSC had recorded interest and penalties as components of income before taxes.   At January 1, 2007, subsequent to the adoption of FIN 48, $0.1 million was included as a component of WPSC's liability for uncertain tax positions for the possible payment of interest related to uncertain tax positions.  During the nine months ended September 30, 2007, WPSC did not recognize significant changes to its accrual for the possible payment of interest related to uncertain tax positions.

WPSC files income tax returns in the United States federal jurisdiction, and in various state and local jurisdictions, on a stand-alone basis or as part of Integrys Energy Group filings.  With a few exceptions (major exceptions listed below), WPSC is no longer subject to federal, state, and local income tax examinations by tax authorities for years prior to 2002.

●	Wisconsin Department of Revenue – WPSC has agreed to statute extensions for tax years covering 1996-2002.

WPSC has closed examinations for the following major jurisdictions for the following tax years:

●
United States IRS – Integrys Energy Group (formerly WPS Resources Corporation) and consolidated subsidiaries have an agreed to audit report and closing statement for an IRS examination of the 2002 and 2003 tax years.

●	United States IRS – Integrys Energy Group (formerly WPS Resources Corporation) and consolidated subsidiaries have settled all issues for 2004 and 2005.

WPSC has open examinations for the following major jurisdictions for the following tax years:

●	Wisconsin Department of Revenue – WPSC has an open examination for the 1996-2005 tax years.

We do not expect a significant impact to the FIN 48 liability from the expiration of the statute of limitations in any jurisdiction to occur within the next 12 months.

NOTE 9--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

WPSC routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  As of September 30, 2007, WPSC has obligations related to coal, purchased power, natural gas, and other commodities.  Obligations related to coal supply and transportation extend through 2016 and total $437.7 million.  Through 2016, WPSC has obligations totaling $1.3 billion for either capacity or energy related to purchased power.  Also, there are natural gas supply and transportation contracts with total estimated demand payments of $94.3 million through 2017.  WPSC has obligations for other commodities totaling $6.1 million, which extend through 2012.  WPSC expects to recover these costs in future customer rates.  Additionally, WPSC has obligations to sell electricity and natural gas to customers.

WPSC has commitments in the form of purchase orders issued to various vendors.  At September 30, 2007, these purchase orders totaled $232.1 million.  A significant portion of these commitments relate to large construction projects.

Environmental

EPA Section 114 Request

In 2000, WPSC received a request from the EPA under Section 114 of the Clean Air Act, seeking information related to work performed on the coal-fired boilers located at WPSC's Pulliam and Weston electric generation stations.  WPSC filed a response with the EPA in early 2001.

In May 2002, WPSC received a follow-up request from the EPA seeking additional information regarding specific boiler-related work performed on Pulliam Units 3, 5, and 7, as well as information on WPSC's life extension program for Pulliam Units 3-8 and Weston Units 1 and 2.  WPSC filed a final response to the EPA's follow-up request in June 2002.

In 2000 and 2002, Wisconsin Power and Light Company ("WP&L") received a similar series of EPA information requests relating to work performed on certain coal-fired boilers and related equipment at the Columbia generation station (a facility located in Portage, Wisconsin, jointly owned by WP&L, Madison Gas and Electric Company, and WPSC).  WP&L is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility.  WP&L filed its response for the Columbia facility in July 2002.

Depending upon the results of the EPA's review of the information provided by WPSC and WP&L, the EPA may perform any of the following:

•	issue notices of violation, ("NOV") asserting that a violation of the Clean Air Act occurred,
•	seek additional information from WPSC, WP&L, and/or third parties who have information relating to the boilers, and/or
•	close out the investigation.

To date, the EPA has not responded to the filings made by WPSC and WP&L.  In addition, under the Clean Air Act, citizen groups may pursue a claim.  WPSC has no notice of such a claim based on the information submitted to the EPA.

In response to the EPA's Clean Air Act enforcement initiative, several utilities have elected to settle with the EPA, while others are in litigation.  The fines and penalties (including the cost of supplemental environmental projects) associated with settlements involving comparably-sized facilities range between $7 million and $30 million.  The regulatory interpretations upon which the lawsuits or settlements are based may change based on future court decisions of the pending litigations.

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

Pulliam Air Permit Violation Lawsuit

On October 19, 2005, the Sierra Club Inc. and Clean Wisconsin Inc. filed a complaint against WPSC pursuant to the citizen suit provisions of the EPA's Clean Air Act.  The complaint alleged various violations at the J.P. Pulliam Plant, including opacity exceedances and monitoring violations, and other violations of limitations in the facility's Clean Air Act operating permit.  On January 10, 2007, the court entered a Consent Decree based on the stipulated agreement of the parties, settling the litigation.  Under the terms of the Consent Decree, WPSC agreed to the following:

•	pay the plaintiff's attorneys fees,
•	fund $500,000 of environmental projects through the Wisconsin Energy Conservation Corporation, and
•	perform upgrades on the precipitators and other environmental control equipment at Pulliam.

For one year after the improvements are completed (January 1 through December 1, 2008), WPSC's performance will be evaluated and, WPSC may be required to make additional contributions to energy efficiency projects.  WPSC will implement environmental control upgrades on Pulliam Units 5, 6, 7, and 8 and continue to operate those units.  In lieu of upgrading the precipitators for Pulliam Units 3 and 4, WPSC elected to shut them down by December 31, 2007.  Since WPSC expects the 500-megawatt Weston 4 plant to be placed into service in the first quarter of 2008, it anticipates no electric supply shortfalls as there will be power available to replace these small units.

Pulliam Air Notice of Violation

On September 6, 2007, a NOV was issued to WPSC by the WDNR alleging various violations of the Pulliam facility's Title V permit.  Most of the allegations in the NOV are based on issues self-reported by WPSC and identified by the WDNR during an air compliance inspection and consist primarily of allegations pertaining to certain recordkeeping and monitoring requirements.  WPSC is investigating the allegations and is undertaking corrective measures to address the issues identified in the NOV.  WPSC is meeting with the WDNR in November 2007 to discuss and attempt to resolve the matters identified in the NOV.

Weston 4 Air Permit

In November 2004, the Sierra Club filed a petition with the WDNR under Section 285.61 of the Wisconsin Statutes, seeking a contested case hearing on the construction permit issued for the Weston 4 generation station, which is a necessary predicate to plant construction under the pertinent air emission regulations (hereinafter referred to as the "Weston 4 air permit").  In February 2006, the administrative law judge affirmed the Weston 4 air permit with changes to the emission limits for sulfur dioxide and nitrogen oxide from the coal-fired boiler and particulate from the cooling tower.  The changes, which were implemented by the WDNR in a revised permit issued on March 28, 2007, set limits that are more stringent than those originally set by the WDNR (hereinafter referred to as the "March 28, 2007 permit language").

The Sierra Club and WPSC filed petitions for judicial review of the administrative law judge's decision with the circuit court.  In August 2006, WPSC withdrew its petition for judicial review and sought dismissal, without prejudice, of the Sierra Club's petition as premature.  In October 2006, the court granted the motion to dismiss and the Sierra Club filed a petition for appeal of the circuit court's dismissal with the

Wisconsin Court of Appeals.  The Court of Appeals affirmed the dismissal of the Sierra Club's petition for judicial review.  In April 2007, the Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007, permit language.  The WDNR granted the Sierra Club's second petition for a contested case hearing.  Both the Sierra Club and WPSC filed and briefed motions for summary judgment.  A decision from the administrative law judge on the parties' motions is anticipated in November 2007.  A hearing date, to the extent necessary, has not yet been set by the administrative law judge.  In addition, in April 2007, the Sierra Club filed a second petition with the Dane County Circuit Court for judicial review of the Weston 4 air permit, including the March 28, 2007 permit language.  The second judicial review proceeding has been stayed by agreement of WPSC, the Sierra Club, and the WDNR, pending the outcome of the second contested case hearing.

These activities did not stay the construction of the Weston 4 facility or the administrative law judge's decision on the Weston 4 air permit.  WPSC believes that it has substantial defenses to the Sierra Club's challenges and does not expect these actions to stop construction.  Until the Sierra Club's challenge is finally resolved, Integrys Energy Group will not be able to make a final determination of the probable cost impact, if any, of compliance with any changes to the Weston 4 air permit on its future operating or construction costs.

Weston Operating Permits

In April 2005, WPSC notified the WDNR that the existing Weston facility was not in compliance with certain provisions of the Title V air operating permit that was issued to the facility in October 2004.  These provisions include: (1) the particulate emission limits applicable to the coal handling equipment; (2) the carbon monoxide limit for Weston combustion turbines; and (3) the limitation on the sulfur content of the fuel oil stored at the Weston facility.  In July 2005, a NOV was issued to WPSC by the WDNR alleging various violations of the operating permit.  In response to the NOV, a compliance plan was submitted to the WDNR.  Subsequently, stack testing was performed, which indicated continuing exceedances of the particulate limits from the coal handling equipment.  In January 2006, WPSC received from the WDNR a Notice of Noncompliance seeking further information by February 2006, regarding the alleged noncompliance event.  In February 2006, a NOV was issued regarding the fuel oil issue, concerns over monitoring procedures, and the operation of baghouse equipment.  WPSC undertook corrective actions to address the issues identified in the NOVs and is seeking to revise the applicable permit limits.  The WDNR referred the matter to the Wisconsin Attorney General's Office for resolution in April 2007.  WPSC is negotiating with the Wisconsin Attorney General's office to resolve the matters set forth in the referral letter.

In early November 2006, it came to the attention of WPSC that previous ambient air quality computer modeling done by the WDNR for the Weston facility (and other nearby air sources) did not take into account the emissions from the existing Weston 3 facility for purposes of evaluating air quality increment consumption under the required Prevention of Significant Deterioration ("PSD") analysis.  For the PSD analysis, a baseline of emissions was established in each area of the country which meets National Ambient Air Quality Standards, with a corresponding allowable increment of additional emissions for each regulated pollutant which, if permitted, would still ensure that the air quality in the area will not be degraded below the National Standard.  Each new air permit issued by the WDNR then uses up part of the available increment for specific pollutants, and once, and so long as the total increment for any pollutant is exhausted, the WDNR cannot issue air permits for any additional sources of that pollutant.

WPSC continues to investigate the situation as it relates to the Weston facility in connection with the future Weston operating permit and is continuing to work with the WDNR.  WPSC believes it has undertaken and completed corrective measures to address any identified modeling issues.  To the extent necessary, the WDNR would have the ability under the Title V program to incorporate any additional changes in a compliance plan.  As a result, WPSC anticipates issuance of the revised Title V permit in the near future.  WPSC currently is not able to make a final determination of the probable cost impact of this issue, if any.

Mercury and Interstate Air Quality Rules

Mercury

In October 2004, the mercury emission control rule became effective in Wisconsin (Chapter NR 446).  The rule requires WPSC to control annual system mercury emissions in phases.  The first phase will occur in 2008 and 2009.  In this phase, the annual mercury emissions are capped at the average annual system mercury emissions for the period 2002 through 2004.  The next phase will run from 2010 through 2014 and requires a 40% reduction from average annual 2002 through 2004 mercury input amounts.  After 2015, a 75% reduction is required with a goal of an 80% reduction by 2018.  The State of Wisconsin is currently proposing revisions to its air mercury rule in response to three separate but related actions.  They include promulgation of the federal Clean Air Mercury Rule ("CAMR") in May 2005, a directive from Wisconsin Governor Doyle in August 2006 to further reduce mercury emissions, and a January 2007 Citizens Petition requesting revision to Chapter NR 446.  The draft rule revisions contain provisions that may impact the cost of compliance.  However, following the public hearing and comment process, those provisions may further change.  Also, the State of Wisconsin has filed suit against the federal government along with other states in opposition to the federal rule.  WPSC estimates capital costs of approximately $22 million, which includes estimates for both wholly owned and jointly owned plants, to achieve the proposed reductions in the State's revised draft rule.  The capital costs are expected to be recovered in future rate cases.

In March 2005, the EPA finalized the mercury "maximum achievable control technology" standards and an alternative mercury "cap and trade" program, CAMR, modeled on the Clear Skies legislation initiative.  The final federal mercury rule establishes New Source Performance Standards ("NSPS") for new units based upon the type of coal burned.  Weston 4 will install and operate mercury control technology, which will achieve a mercury emission rate that meets the permit and NSPS for mercury.  The mercury cap and trade program requires a 21% reduction in national mercury emissions in 2010 and a 70% reduction in national mercury emissions beginning in 2018. Based on the final rule and current projections, WPSC anticipates meeting the mercury rule cap and trade requirements and does not anticipate incurring additional costs beyond those to comply with the current proposed revision to the Wisconsin rule.

Sulfur Dioxide and Nitrogen Oxide

The EPA also finalized the Clean Air Interstate Rule (formerly known as the Interstate Air Quality Rule), which will reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin and Michigan.  The final Clean Air Interstate Rule requires reduction of sulfur dioxide and nitrogen oxide emissions in two phases.  The first phase requires about a 50% reduction beginning in 2009 for nitrogen oxide and beginning in 2010 for sulfur dioxide.  The second phase begins in 2015 for both pollutants and requires about a 65% reduction in emissions.  The rule allows the State of Wisconsin to either require utilities located in the state to participate in the EPA's interstate cap and trade program or meet the state's emission budget for sulfur dioxide and nitrogen oxide through measures to be determined by the state.  Wisconsin's rule, which incorporates the cap and trade approach, has completed the state legislative review and has been forwarded to the EPA for final review.

Currently, WPSC is evaluating a number of options that include using the cap and trade program and/or installing controls.  For planning purposes, it is assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2015.  The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of WPSC's long-term maintenance plan for its existing units.  As such, controls or conversions may need to take place before 2015.  On a preliminary basis and assuming controls or conversion are required, WPSC estimates capital costs of $572 million, which includes estimates for both wholly owned and jointly owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final EPA rule.  The costs may change based on the requirements of the final state rules.

Manufactured Natural Gas Plant Remediation

WPSC continues to investigate the environmental cleanup of ten manufactured natural gas plant sites.  Cleanup of the land portion of the Oshkosh, Stevens Point, Green Bay, Manitowoc, Menominee, and two Sheboygan sites in Wisconsin is substantially complete.  Groundwater treatment and/or monitoring at these sites will continue into the future.  Cleanup of the land portion of three sites will be addressed in the future.  River sediment remains to be addressed at sites with sediment contamination, and priorities will be determined in consultation with the EPA.  The additional work at the sites remains to be scheduled.

In May 2006, WPSC transferred six sites with sediment contamination formally under WDNR jurisdiction to the EPA Superfund Alternative Sites Program.  In January 2007, a seventh site in Sheboygan was transferred to the EPA Superfund Alternative Sites Program.  Under the EPA's program, the remedy decision will be based on risk-based criteria typically used at Superfund sites.  A schedule has been agreed to under which on-site investigative work will commence in 2007.  Three of WPSC's manufactured natural gas plant sites remain under state jurisdiction.

WPSC estimated the future undiscounted investigation and cleanup costs as of September 30, 2007, to be approximately $68 million.  WPSC may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and the assessment of natural resource damages.  WPSC expects to recover actual cleanup costs, net of insurance recoveries, in future customer rates and has recorded a net regulatory asset of $70.5 million related to the recovery of both unrecovered costs incurred prior to September 30, 2007 and estimated future costs.  Under current PSCW policies, WPSC will not recover carrying costs associated with the cleanup expenditures.  WPSC has received $15.6 million in insurance recoveries as of September 30, 2007, which were recorded as a reduction in the regulatory asset.

Other Environmental Issues

There is increasing concern over the issue of climate change and the effect of emissions of greenhouse gases. WPSC management participates in national and state initiatives aimed at mitigating greenhouse gas.  WPSC is evaluating both the technical and cost implications, which may result from a future state, regional, or federal greenhouse gas regulatory program.  This evaluation indicates that it is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for WPSC and its customers.  At this time, there is no commercially available technology for removing carbon dioxide from a pulverized coal-fired plant, but significant research is in progress.  Efforts are underway within the utility industry to develop cleaner ways to burn coal.  The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues.  Based on the complexity and uncertainty of the climate issues, a risk exists that future carbon regulation will increase the cost of electricity produced at coal-fired generation units.  However, we believe the capital expenditures we are making at our generation units are appropriate under any reasonable mandatory greenhouse gas program.  WPSC will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas regulatory actions.

Spent Nuclear Fuel Disposal

The federal government is responsible for the disposal or permanent storage of spent nuclear fuel.  The DOE is currently preparing an application to license a permanent spent nuclear fuel storage facility in the Yucca Mountain area of Nevada.  Spent nuclear fuel is currently being stored at the Kewaunee Nuclear Power Plant formerly owned by WPSC.

The United States government through the DOE was under contract with WPSC for the pick up and long-term storage of Kewaunee's spent nuclear fuel.  Because the DOE failed to begin scheduled pickup of the spent nuclear fuel, WPSC incurred costs for the storage of the spent nuclear fuel. WPSC was a participant in a suit filed against the federal government for breach of contract and failure to pick up and store the spent nuclear fuel.  The case was filed on January 22, 2004, in the United States Court of Federal Claims.

In July 2005, WPSC sold Kewaunee to a subsidiary of Dominion Resources, Inc.  Pursuant to the terms of the sale, Dominion has the right to pursue the spent nuclear fuel claim, and WPSC retained the contractual right to an equitable share of any future settlement or verdict.  WPSC recently reached agreement with Dominion on a settlement of its equitable distribution rights, and Dominion has filed a motion with the Court to remove WPSC as a party to the litigation.  WPSC’s portion of the settlement amount was insignificant and will be refunded to ratepayers.

Stray Voltage Claims

From time to time, WPSC has been sued by dairy farmers who allege that they have suffered loss of milk production and other damages due to "stray voltage" from the operation of WPSC's electrical system.  Past cases have been resolved without any material adverse effect on the financial statements of WPSC. One stray voltage case is now pending.  Wojciehowski Brothers Farms v. WPSC, was brought in Wisconsin in Marinette County. The case is currently in discovery, and WPSC is vigorously defending the case.  No trial date has been set.  One other case has been recently resolved.  Allen v. WPSC was brought in Wisconsin state court in Brown County, and has been settled.

WPSC has insurance coverage for these pending claims, but the policies have customary self-insured retentions per occurrence.  Based upon the information known at this time and the availability of insurance, WPSC believes that the total cost to it of resolving the pending action will not be significant.

NOTE 10--GUARANTEES

At September 30, 2007, and December 31, 2006, outstanding guarantees at WPSC totaled $12.1 million and $14.1 million, respectively, as follows:

Outstanding Guarantees (Millions)	September 30, 2007	December 31, 2006
Standby letters of credit	$3.9	$3.9
Other guarantees	8.2	10.2
Total guarantees	$12.1	$14.1

At WPSC's request, financial institutions have issued $3.9 million in standby letters of credit for the benefit of third parties that have extended credit to WPSC.

At September 30, 2007, WPSC's outstanding $8.2 million of other guarantees consisted of the following:

•
A guarantee was issued by WPSC to indemnify a third party for exposures related to the construction of utility assets.  This amount is not reflected on WPSC's Consolidated Balance Sheet, as this agreement was entered into prior to the effective date of FASB Interpretation No. 45.  The maximum exposure related to this guarantee was $3.8 million at September 30, 2007, and $4.9 million at December 31, 2006.

•
A liability related to WPSC's guarantee to Dominion related to an agreement to indemnify Dominion for certain costs arising from the resolution of design bases documentation issues incurred prior to Kewaunee's scheduled maintenance period in 2009.  As of September 30, 2007, WPSC had paid $4.5 million to Dominion related to this guarantee, reducing the liability to $4.4 million.  The liability recorded for this guarantee was $5.3 million at December 31, 2006.

NOTE 11--EMPLOYEE BENEFIT PLANS

The following table shows the components of WPSC's net periodic benefit cost for the three and nine months ended September 30, 2007, and 2006:

WPSC	Pension Benefits				Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(Millions)	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$4.5	$4.6	$13.6	$13.8	$1.6	$1.6	$4.8	$4.9
Interest cost	8.7	8.2	25.6	24.6	3.3	3.6	10.1	10.7
Expected return on plan assets	(10.6)	(9.0)	(28.8)	(27.0)	(3.2)	(3.2)	(9.7)	(9.6)
Amortization of transition obligation	-	-	-	0.1	0.1	0.1	0.3	0.3
Amortization of prior service cost (credit)	1.1	1.2	3.4	3.5	(0.5)	(0.5)	(1.5)	(1.5)
Amortization of net actuarial loss	0.5	1.7	2.9	5.0	0.3	1.0	0.9	3.0
Curtailment gain	-	-	-	-	(0.1)	-	(0.1)	-
Net periodic benefit cost	$4.2	$6.7	$16.7	$20.0	$1.5	$2.6	$4.8	$7.8

During the third quarter of 2007, Integrys Energy Group, the parent of WPSC, made a series of changes to certain of its retirement benefit plans, which affected WPSC.  Specifically, the changes include:

•	Closure of the defined benefit pension plans to non-union new hires, effective as of January 1, 2008;

•	A freeze in defined benefit pension service accruals for non-union employees, effective as of January 1, 2013;

•	A freeze in compensation amounts used for determining defined benefit pension amounts for non-union employees, effective as of January 1, 2018;

•	A new company match structure for Integrys Energy Group's defined contribution plans with a lump-sum company contribution component effective as early as January 1, 2008 for certain employees;

•
Revised eligibility requirements for retiree medical benefits for employees hired on or after January 1, 2008, and the introduction, beginning in 2013, of an annual premium reduction credit for employees retiring after December 31, 2012; and

•	Closure of the retiree dental and life benefit programs to all new hires, effective January 1, 2008, and elimination of these benefits for any existing employees retiring after December 31, 2012.

As a result of these various changes, Integrys Energy Group remeasured certain of its pension and other postretirement benefit obligations as of August 1, 2007.  Due to the plan design changes, WPSC recorded a combined immaterial curtailment gain in the third quarter.

A second remeasurement occurred on October 1, 2007, because the ratification of a union contract resulted in changes to a postretirement medical plan.  The changes did not result in a curtailment.

WPSC records transition obligations, prior service costs (credits), and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost as net regulatory assets, pursuant to SFAS No. 71.

Total estimated prior service costs and net actuarial loss to be amortized as a component of pension benefit cost in 2007 are $4.6 million and $3.0 million, respectively.  Total estimated transition costs, prior service costs and net actuarial loss for other postretirement benefit plans that will be amortized as a component of other postretirement benefit cost in 2007 are $0.4 million, $(1.9) million and $1.2 million, respectively.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the nine months ended September 30, 2007, $25.4 million of contributions were made to the pension benefit plan, and no contributions were made to the other postretirement benefit plans.  WPSC does not expect to contribute additional amounts to its pension plan in the remainder of 2007.  WPSC expects to contribute $13.3 million to its other postretirement benefit plans in the remainder of 2007.

Assumptions

The assumptions used in accounting for the remeasured plans are as follows:

	Pension Benefits	Other Benefits
Discount rate for benefit obligations	6.40%	6.40%
Discount rate for net periodic benefit cost	6.40%	6.40%
Expected return on assets	8.50%	8.50%
Rate of compensation increase	4.5%-5.5%	-

NOTE 12--STOCK-BASED COMPENSATION

WPSC employees may be granted awards under Integrys Energy Group's stock-based compensation plans.  In May 2007, Integrys Energy Group's shareholders approved the 2007 Omnibus Incentive Compensation Plan ("2007 Omnibus Plan").  Under the provisions of the 2007 Omnibus Plan, the number of shares of Integrys Energy Group's stock that may be issued in satisfaction of plan awards may not exceed 3,500,000, and no more than 1,500,000 shares of stock can be granted as performance shares or restricted stock.  No additional awards will be issued under the plans existing at December 31, 2006, although the plans will continue to exist for purposes of the existing outstanding stock-based compensation.  At September 30, 2007, stock options, performance stock rights, and restricted shares were outstanding under the various plans.

Stock Options

The fair value of Integrys Energy Group stock option awards granted in May 2007 was estimated using a binomial lattice model.  No stock options were granted during the nine months ended September 30, 2006.  The expected term of option awards is calculated based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on the United States Treasury yield curve.  The expected dividend yield incorporates the Integrys Energy Group post-merger dividend rate as well as historical dividend increase patterns.  Integrys Energy Group's expected stock price volatility was estimated using the 10-year historical volatility.  The following table shows the weighted-average fair value along with the assumptions incorporated into the model:

May 2007 Grant
Weighted-average fair value	$7.80
Expected term	6.6 years
Risk-free interest rate	4.65%
Expected dividend yield	4.50%
Expected volatility	17%

Total pre-tax compensation cost recognized by WPSC for stock options during the three and nine months ended September 30, 2007 and 2006, was immaterial.  The total compensation cost capitalized during these periods was also immaterial.

Performance Stock Rights

The fair value of Integrys Energy Group performance stock rights granted in May 2007 was estimated using a Monte Carlo valuation model, incorporating the assumptions in the table below.  The risk-free interest rate is based on the United States Treasury yield curve.  The expected dividend yield incorporates the Integrys Energy Group post-merger dividend rate as well as historical dividend increase patterns.  The expected volatility was estimated using three years of historical data.  No performance stock rights were granted during the nine months ended September 30, 2006.

May 2007 Grant
Expected term	2.8 years
Risk-free interest rate	4.71%
Expected dividend yield	4.50%
Expected volatility	14.50%

Pre-tax compensation cost recorded by WPSC for performance stock rights for the three and nine months ended September 30, 2007, was immaterial.  Pre-tax compensation cost recorded by WPSC for Integrys Energy Group performance stock rights was immaterial for the three months ended September 30, 2006, and was $1.3 million for the nine months ended September 30, 2006.  The total compensation cost capitalized during these same periods was immaterial.

Restricted Shares

During the three and nine months ended September 30, 2007, the amount of compensation cost recorded related to restricted Integrys Energy Group share awards was not significant.

NOTE 13--COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires the reporting of other comprehensive income in addition to income available for common shareholders.  Total comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders.  WPSC's total comprehensive income approximates its net income for the three and nine months ended September 30, 2007, and 2006.

The following table shows the changes to accumulated other comprehensive income (loss) from December 31, 2006, to September 30, 2007.

(Millions)
December 31, 2006 balance	$(0.2)
Pension change related to equity method investment	0.1
September 30, 2007 balance	$(0.1)

NOTE 14--REGULATORY ENVIRONMENT

Wisconsin

On October 6, 2007, Weston 3, a 321.6-megawatt base load coal-fired generating facility located near Wausau, Wisconsin, sustained a major lightning strike that forced the facility out of service.  The damage requires the repair of the generator rotor and the turbine rotor and WPSC expects to incur approximately $8.3 million of incremental pre-tax non-fuel operation and maintenance expenditures to repair and return Weston 3 to service.  WPSC has insurance in place to cover the equipment damage resulting from the lightning strike that is expected to cover all costs, less a $1 million deductible.  WPSC filed a request with the PSCW for recovery of these deferred costs in a future rate proceeding.

The facility is expected to be out of service through December 2007.  As a result, WPSC expects to incur at least an incremental $26 million of pre-tax fuel and purchased power costs from October 6, 2007, the date of the lightning strike, through December 2007.  Our filed request with the PSCW to defer the replacement purchased power costs for the Wisconsin retail portion of these costs was granted approval retroactive to October 6, 2007.

Assuming favorable outcomes for the recovery of deferred replacement purchased power and non-fuel operating and maintenance expenses, WPSC does not expect this incident to have a material impact on earnings.

The PSCW approved the merger of Integrys Energy Group, WPSC's parent company, with PEC as of February 16, 2007.  The merger approval order contains the following conditions:

•
WPSC will not have a base rate increase for natural gas or electric service prior to January 1, 2009; however, WPSC will be allowed to adjust rates effective January 1, 2008, for changes in purchased power as well as fuel costs related to electric generation due to changes in the NYMEX natural gas futures prices, coal prices, and transportation costs for coal.  WPSC made this fuel and purchased power cost filing on August 14, 2007, requesting an increase of $33.3 million (3.6%), to be effective January 1, 2008.  While WPSC had asked for authority to adjust rates effective January 1, 2008, for the expected increase in electric transmission costs from 2007 to 2008, the PSCW did not provide that authority in the merger order.  In the August 14, 2007 fuel and purchased power cost filing, WPSC included recovery of the increased electric transmission costs.  The Commission staff has audited the filing and has proposed a $13.9 million (1.5%), increase based upon updated information provided by WPSC.  The major change that WPSC made was related to fuel costs.  This updated information resulted in reducing our projected fuel costs by $21.5 million.  WPSC is in agreement with these changes.  The 2008 rate case will be updated for changes in fuel and purchased power costs as a result of changes in the price of natural gas closer to the time of the PSCW's final decision in this case.  Hearings for the 2008 fuel filing are scheduled for November 27, with the final rate order expected around year-end 2007.

•
WPSC sought approval for the formation of a service company within 120 days of the closing of the merger.  On June 8, 2007, Integrys Energy Group and its regulated utilities filed applications with the Illinois Commerce Commission ("ICC"), PSCW, Minnesota Public Utility Commission ("MPUC"), and MPSC seeking the necessary regulatory approvals or waivers associated with the formation and operation of the service company.

•	WPSC will not recover transaction costs. Recovery of transition costs in 2009 and later years will be limited to the verified synergy savings in those years.
•
WPSC will hold ratepayers harmless from any increase in interest and preferred stock costs attributable to nonutility activities, provided that the authorized capital structure is consistent with the authorized costs.

•	WPSC will not pay dividends to Integrys Energy Group in an amount greater than 103% of the prior year's dividend.

On January 11, 2007, the PSCW issued a final written order authorizing a retail electric rate increase of $56.7 million (6.61%) and a retail natural gas rate increase of $18.9 million (3.77%), effective January 12, 2007.  The 2007 rates reflect a 10.9% return on common equity.  The PSCW also approved a common equity ratio of 57.46% in its regulatory capital structure.   The 2007 retail electric rate increase was required primarily because of increased costs associated with electric transmission, costs related to the construction of Weston 4 and the additional personnel to maintain and operate the plant, and costs to maintain the Weston 3 generation unit and the De Pere Energy Center.  The 2007 retail natural gas rate increase was driven by infrastructure improvements necessary to ensure the reliability of the natural gas distribution system and costs associated with the remediation of former manufactured natural gas plant sites.

As part of its January 2007 final written order, the PSCW determined that it was reasonable for WPSC to continue to defer the MISO Day 2 charges associated with net congestion and financial transmission rights costs and revenues, and the cost differences between marginal losses and average losses through 2007.  On August 30, 2007, the PSCW issued an order addressing the recoverability of these costs.  Under this order, costs deferred as of September 30, 2007, should be recoverable. At September 30, 2007, WPSC had deferred $19.9 million of costs related to these matters.  Recovery of these costs is included in the August 14, 2007 fuel and purchased power cost filing discussed above.

In 2006, WPSC filed an agreement with the PSCW to refund a portion of the difference between the projected fuel costs in the 2006 Wisconsin retail rate case and actual fuel costs incurred from January 2006 through March 2006, as well as the projected fuel savings in April through June 2006.  In March 2007, the PSCW approved a refund to WPSC retail electric customers of $14.5 million.  This refund had been accrued at December 31, 2006.  The refund resulted in a credit to customers' bills over the period mid-March through mid-April.  At September 30, 2007, a regulatory liability of $1.9 million remained to be refunded to customers in 2008, and has been included in the August 14, 2007, fuel filing described previously.

WPSC received $127.1 million in proceeds from the liquidation of the Kewaunee nonqualified decommissioning trust fund in 2005, to be refunded to customers in the following manner:

•	The PSCW ruled that WPSC's Wisconsin customers were entitled to be refunded approximately 85% of the proceeds over a two-year period beginning on January 1, 2006.
•
The MPSC ruled that WPSC's Michigan customers were entitled to be refunded approximately 2% of the proceeds over a 60-month period, beginning in the third quarter of 2005.  Subsequently, the MPSC issued an order authorizing WPSC to amortize the approximately $2 million remaining balance of the refund simultaneously with the amortization of approximately $2 million of the 2005 power supply under collections from January 2007 through July 2010.

•
The FERC ruled that WPSC's wholesale customers were entitled to be refunded the remaining 13% of the proceeds.  A refund of approximately $3 million was made to one customer in the second quarter of 2006, which was offset by approximately $1 million related to both the loss WPSC recorded on the sale of Kewaunee and costs incurred related to the 2005 Kewaunee outage. Pursuant to the FERC order settlement received on August 14, 2007, WPSC completed lump-sum payments to the remaining FERC customers of approximately $16 million (including interest), representing their contributions to the nonqualified decommissioning trust fund during the period in which they received service from WPSC.  The settlement also required these FERC customers to make two separate lump-sum payments to WPSC with respect to the loss from the sale of Kewaunee and the 2005 Kewaunee power outage.  Payments made to WPSC total approximately $1 million and $8 million, respectively, and were netted against the $16 million refund due to these customers.

At September 30, 2007, WPSC had a $15.0 million regulatory liability representing the amount of proceeds received from the liquidation of the nonqualified decommissioning trust fund remaining to be refunded.

On February 20, 2005, Kewaunee was temporarily removed from service after a potential design weakness was identified in its auxiliary feedwater system.  In WPSC's 2006 rate case, the PSCW determined that it was reasonable for WPSC to recover all deferred costs related to the 2005 Kewaunee forced outage over a five-year period, beginning on January 1, 2006.  At September 30, 2007, $31.8 million was left to be collected from WPSC's retail customers related to this outage.

In May 2005, WPSC received notification from its coal transportation suppliers that extensive maintenance was required on the railroad tracks that lead into and out of the Powder River Basin.  During the maintenance efforts, WPSC received approximately 87% of its expected coal deliveries.  Because of these reduced deliveries, WPSC incurred incremental fuel and purchase power costs in order to maintain reliable operations and service.  These costs were addressed in WPSC's 2007 retail electric rate case and are being recovered in 2007 and 2008.  As of September 30, 2007, $3.9 million remains to be recovered related to this matter.

Michigan

On August 10, 2007, WPSC filed a request with the MPSC to increase Michigan retail electric rates $0.8 million (3.9%) for 2008.  WPSC's last retail electric rate increase in Michigan was effective in July 2003.  The proposed electric rate increase is required because of increased costs primarily related to the construction of Weston 4 and the costs to maintain and operate the plant, a decrease in industrial load, and inflation since July 2003.  The filing requests an 11.4% return on common equity and a common equity ratio of 56.4% in its regulatory capital structure.  As approved by the MPSC, upon the issuance of a final order in this rate case, WPSC will also begin recovering the capacity payments related to its power purchase agreement with Dominion Energy Kewaunee, LLC through the Power Supply Cost Recovery mechanism.

Federal

Through a series of orders issued by the FERC, Regional Through and Out Rates for transmission service between the MISO and the Pennsylvania, New Jersey, Maryland Interconnection were eliminated effective December 1, 2004.  To compensate transmission owners for the revenue they will no longer receive due to this rate elimination, the FERC ordered a transitional pricing mechanism called the Seams Elimination Charge Adjustment ("SECA") to be put into place.  Load-serving entities paid these SECA charges during a 16-month transition period from December 1, 2004, through March 31, 2006.

WPSC has intervened and protested a number of proposals regarding SECA submitted to the FERC.  It is anticipated that most of the SECA rate charges incurred by WPSC and any refunds will be passed on to customers through rates.  WPSC has reached a settlement in principle with American Electric Power and Commonwealth Edison and now awaits approval by the FERC.  Under the terms of the settlement agreement, American Electric Power and Commonwealth Edison will refund almost $1 million of the approximately $4 million of SECA charges paid by WPSC during the transition period.  If FERC does not approve this settlement, which is deemed unlikely, WPSC has reserved its rights to challenge various issues in SECA which were not settled by the hearings.  WPSC has also reserved its rights to challenge any briefs on exception to the Initial Decision and the FERC's final order in this case if the settlement is not approved.

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

	Regulated Utilities
Segments of Business (Millions)	Electric Utility(1)	Natural Gas Utility(1)	Total Utility	Other(2)	Reconciling Eliminations	WPSC Consolidated

Three Months Ended
September 30, 2007
External revenues	$309.3	$56.5	$365.8	$0.4	$(0.4)	$365.8
Depreciation and amortization expense	18.0	5.4	23.4	0.2	(0.1)	23.5
Miscellaneous income	1.9	0.1	2.0	2.2	-	4.2
Interest expense	7.9	3.1	11.0	0.5	-	11.5
Provision (benefit) for income taxes	21.2	(1.1)	20.1	(0.2)	-	19.9
Preferred stock dividend requirements	0.6	0.1	0.7	-	-	0.7
Earnings (loss) on common stock	34.8	(4.5)	30.3	3.3	-	33.6

Three Months Ended
September 30, 2006
External revenues	$285.9	$49.2	$335.1	$0.4	$(0.4)	$335.1
Depreciation and amortization expense	18.3	5.7	24.0	0.1	(0.1)	24.0
Miscellaneous income	-	0.1	0.1	2.4	-	2.5
Interest expense	6.8	2.4	9.2	0.7	-	9.9
Provision (benefit) for income taxes	48.9	(5.9)	43.0	2.0	-	45.0
Preferred stock dividend requirements	0.6	0.1	0.7	-	-	0.7
Earnings (loss) on common stock	29.3	(4.8)	24.5	1.7	-	26.2
(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Other column.

	Regulated Utilities
Segments of Business (Millions)	Electric Utility(1)	Natural Gas Utility(1)	Total Utility	Other(2)	Reconciling Eliminations	WPSC Consolidated

Nine Months Ended
September 30, 2007
External revenues	$853.7	$325.2	$1,178.9	$1.1	$(1.1)	$1,178.9
Depreciation and amortization expense	55.8	16.8	72.6	0.5	(0.4)	72.7
Miscellaneous income	4.1	0.3	4.4	8.1	-	12.5
Interest expense	22.2	8.7	30.9	2.2	-	33.1
Provision for income taxes	38.1	9.0	47.1	1.3	-	48.4
Preferred stock dividend requirements	1.7	0.6	2.3	-	-	2.3
Earnings (loss) on common stock	63.2	11.2	74.4	5.2	-	79.6

Nine Months Ended
September 30, 2006
External revenues	$754.2	$310.2	$1,064.4	$1.1	$(1.1)	$1,064.4
Depreciation and amortization expense	54.6	16.8	71.4	0.4	(0.4)	71.4
Miscellaneous income	1.0	0.2	1.2	10.4	-	11.6
Interest expense	19.8	7.1	26.9	2.2	-	29.1
Provision for income taxes	40.4	4.2	44.6	2.2	-	46.8
Preferred stock dividend requirements	1.6	0.7	2.3	-	-	2.3
Income available for common shareholders	67.1	3.7	70.8	6.7	-	77.5
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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities."  This standard permits entities to choose to measure many financial instruments and certain other items at fair value, following the provisions of SFAS No. 157.  Included within the scope of the standard are all recognized financial assets and financial liabilities, except consolidated investments, consolidated interests in a variable interest entity, obligations for pension and certain other benefits, leases, and financial instruments that are classified as a component of shareholder's equity. Also included in the scope of the standard are firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services, and host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.  SFAS No. 159 is effective for WPSC beginning January 1, 2008.  WPSC does not anticipate electing the fair value option for any eligible items at the January 1, 2008, adoption date.  However, after the effective date, WPSC will continue to evaluate the fair value election for eligible items on a case by case basis.

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

Strategic Overview

The focal point of WPSC's business plan is the creation of long-term value for Integrys Energy Group shareholders and customers through growth, operational excellence, customer focus, asset management, risk management, and the continued emphasis on safe and reliable, competitively priced, and environmentally sound energy and energy related services.  A discussion of the essential components of our business strategy is set forth below.

Maintain and Grow a Strong Regulated Utility Base– WPSC is focusing on growth in our regulated operations.  A strong regulated utility base is important in order to maintain a strong balance sheet, predictable cash flows, a desired risk profile, and quality credit ratings, which are critical to WPSC's success.  WPSC believes the following recent developments have helped, or will help, maintain and grow its regulated utility base:

•
To help meet renewable energy requirements in Wisconsin, WPSC is negotiating a transaction to purchase a 99-megawatt wind generation facility to be constructed in Howard County, Iowa.  An agreement with the counterparty is anticipated to be reached by the end of 2007.

•
WPSC is expanding its regulated generation fleet in order to meet growing electric demand and ensure continued reliability.  Construction of the 500-megawatt coal-fired Weston 4 base-load power plant located near Wausau, Wisconsin, continues in partnership with DPC (30% owner in the plant).  The plant is expected to be placed into service in the first quarter of 2008.

•
WPSC continues to invest in environmental projects to improve air quality and meet the requirements set by environmental regulators.  Capital projects to construct and upgrade equipment to meet or exceed required environmental standards are planned each year.

•
WPSC continues to upgrade electric and natural gas distribution facilities, related systems, and processes to enhance safety, reliability, and value for customers and shareholders.  The Guardian lateral project, approximately a $73 million project, is one example of the ongoing infrastructure development at WPSC.

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

•
An initiative we call "Competitive Excellence" is being deployed across WPSC.  Competitive Excellence utilizes Lean and Six Sigma principles and strives to eliminate work that does not provide value for customers.  This will create more efficient processes, improve the effectiveness of employees, and reduce costs.

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

•	NatureWise®, our renewable energy program, was selected as one of the top ten renewable energy programs in the United States for 2006 by the DOE's National Renewable Energy Laboratory.

•
WPSC's website was recently named among the top 25 websites for small- to mid-size businesses in 2007 by E Source, an information services company based in Colorado that provides unbiased independent analysis of retail energy markets, services, and technologies.  This recognition demonstrates that WPSC is focused on meeting customers' needs and providing services that customers value.

•
We manage our operations to minimize the impact we might have on the environment.  Our new Weston 4 facility will be one of the most efficient electric generation units in the country with state-of-the-art environmental controls and will allow us to reduce the amount of emissions produced for each megawatt-hour of electricity that we generate.  We also expect to maintain or decrease the amount of greenhouse gases released per megawatt-hour generated, and support research and development initiatives that will enable further progress toward decreasing our carbon footprint.

•	By effectively operating a mixed portfolio of generation assets and investing in new generation, like Weston 4, WPSC is helping to ensure continued reliability for our customers.

RESULTS OF OPERATIONS

Electric operations accounted for approximately 72% of WPSC's revenue for the nine months ended September 30, 2007, while natural gas operations accounted for approximately 28% of WPSC's revenue for the nine months ended September 30, 2007.

Third Quarter 2007 Compared with Third Quarter 2006

Overview

WPSC's earnings on common stock for the quarters ended September 30 are as follows:

Results (Millions)	2007	2006	Change

Earnings on common stock	$33.6	$26.2	28.2%

WPSC's earnings on common stock increased $7.4 million quarter-over-quarter, from $26.2 million for the quarter ended September 30, 2006, to $33.6 million for the quarter ended September 30, 2007, driven primarily by electric operations as explained below:

•
Electric utility earnings increased $5.5 million, from earnings of $29.3 million for the quarter ended September 30, 2006, to earnings of $34.8 million for the quarter ended September 30, 2007.  Earnings at the electric utility increased primarily as a result of the following:

- Electric utility operating income increased $6.9 million, driven by an $18.1 million increase in margin, partially offset by an $11.0 million increase in operating and maintenance expenses.  The higher electric utility margin was driven by the retail electric rate increase that was effective on January 12, 2007, while the increase in operating and maintenance expenses was primarily related to the allocation of external costs to achieve merger synergies, as well as higher maintenance, transmission, and employee benefit costs.

•
Natural gas utility operations improved $0.3 million, from a loss of $4.8 million for the quarter ended September 30, 2006, to a loss of $4.5 million for the quarter ended September 30, 2007.

- The operating loss at the natural gas utility improved $1.1 million driven by a $3.2 million increase in natural gas utility margin, partially offset by a $2.5 million increase in operating and maintenance expense.  The higher natural gas utility margin was driven by a retail natural gas rate increase in 2007.  The increase in operating and maintenance expense was primarily related to higher uncollectible accounts expense and the allocation of external costs to achieve merger synergies.

•
Nonutility earnings increased $1.6 million, from $1.7 million for the quarter ended September 30, 2006, to $3.3 million for the same quarter in 2007, primarily due to an increase in interest income received from ATC related to the transmission interconnection WPSC is funding on ATC's behalf.

Electric Utility Operations

	Three Months Ended September 30,
Electric Utility Results (Millions)	2007	2006	Change

Revenue	$309.3	$285.9	8.2%
Fuel and purchased power	153.7	148.4	3.6%
Margin	155.6	137.5	13.2%

Operating and maintenance expense	65.5	54.5	20.2%
Depreciation and amortization expense	18.0	18.3	(1.6)%
Taxes other than income taxes	9.5	9.0	5.6%
Operating income	$62.6	$55.7	12.4%

Sales in kilowatt-hours
Residential	775.8	786.9	(1.4)%
Commercial and industrial	2,139.3	2,145.6	(0.3)%
Wholesale	973.0	985.9	(1.3)%
Other	8.3	8.3	-
Total sales in kilowatt-hours	3,896.4	3,926.7	(0.8)%

Weather
Cooling degree days	395	395	-
Heating degree days	174	244	(28.7)%

Revenue

Electric utility revenue increased $23.4 million (8.2%) for the three months ended September 30, 2007, compared with the same quarter in 2006, driven by the following:

•
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

Margin

The electric utility margin increased $18.1 million (13.2%) for the three months ended September 30, 2007, compared with the same quarter in 2006.

•
The electric utility margin increase was driven primarily by the retail electric rate increase discussed above.  In contrast to the negative impact fuel and purchased power costs had on the regulated electric margin in the first half of 2007, fuel and purchased power costs did not have a significant impact on margin for the third quarter of 2007.  Actual fuel costs for the third quarter of 2007 more closely reflected the level of costs authorized for recovery by the PSCW in rates for the quarter as a result of lower commodity costs and fewer planned outages.

•
Partially offsetting the increase in WPSC's electric utility margin was a 28.7% quarter-over-quarter decrease in heating degree days, as a portion of heating load is electric, which negatively impacted margin by approximately $1.1 million.

Operating income

Electric utility operating income increased $6.9 million (12.4%), driven by the $18.1 million increase in margin (discussed above), partially offset by an $11.0 million increase in operating and maintenance expenses, as follows:

•	The electric utility was allocated external costs to achieve merger synergies of $3.7 million in the third quarter of 2007.

•
Electric utility maintenance expenses increased $2.5 million, primarily due to planned major turbine and generator work performed at the Pulliam electric generation plant in the third quarter of 2007.  There were no major plant outages in the third quarter of 2006.

•
Electric transmission expenses increased $2.1 million, primarily related to higher rates charged by MISO and ATC due to additional transmission investment, a trend the electric utility segment expects will continue.

•	The remaining increase in electric utility operating and maintenance expenses was largely driven by higher employee benefit costs.

Natural Gas Utility Operations

	Three Months Ended September 30,
Natural Gas Utility Results (Millions)	2007	2006	Change

Revenues	$56.5	$49.2	14.8%
Natural gas purchase costs	34.6	30.5	13.4%
Margins	21.9	18.7	17.1%

Operating and maintenance expense	17.4	14.9	16.8%
Depreciation and amortization expense	5.4	5.7	(5.3)%
Taxes other than income taxes	1.6	1.7	(5.9)%
Operating loss	$(2.5)	$(3.6)	(30.6)%

Throughput in therms
Residential	16.8	14.9	12.8%
Commercial and industrial	12.0	12.0	-
Interruptible	5.3	4.6	15.2%
Interdepartmental	17.3	8.9	94.4%
Transport	68.4	68.0	0.6%
Total sales in therms	119.8	108.4	10.5%

Weather
Heating degree days	174	244	(28.7)%

Revenue

Natural gas utility revenue increased $7.3 million (14.8%), from $49.2 million for the three months ended September 30, 2006, to $56.5 million for the same quarter in 2007, driven by the following:

•
On January 11, 2007, the PSCW issued a final written order to WPSC authorizing a retail natural gas rate increase of $18.9 million (3.8%), effective January 12, 2007.  This retail natural gas rate increase was required for infrastructure improvements necessary to ensure the reliability of the natural gas distribution system and costs associated with the remediation of former manufactured natural gas plant sites.

•
A 10.5% increase in natural gas throughput volumes was driven by a 12.8% increase in residential volumes and a 94.4% increase in natural gas volumes sold to the electric utility.  The increase in sales volumes to residential customers was driven by a 25.2% quarter-over-quarter increase in the average weather-normalized natural gas usage per customer.  The increase in natural gas volumes sold to the electric utility was driven by an increase in the need for the electric utility to run its peaking generation units, driven by an outage at the Pulliam plant in the third quarter of 2007 and higher dispatch of these units by MISO for reliability purposes.

Margin

The natural gas utility margin increased $3.2 million (17.1%), from $18.7 million in the third quarter of 2006, to $21.9 million in the third quarter of 2007, primarily due to the following:

•	The retail natural gas rate increase, as discussed in more detail above.

•
An increase in throughput volumes to higher margin residential customers.  The increase in natural gas volumes sold to the electric utility did not have a significant impact on WPSC's natural gas utility margin as these sales carry a very low margin.

Operating loss

The operating loss at the natural gas utility improved $1.1 million (30.6%), driven by the $3.2 million increase in margin (discussed above), partially offset by a $2.5 million increase in operating and maintenance expenses, as follows:

•	Higher uncollectible accounts expense of $1.2 million.

•	The natural gas utility segment was allocated external costs to achieve merger synergies of $0.9 million in the third quarter of 2007.

Other Income and Expense

	Three Months Ended September 30,
Other income (expense) (Millions)	2007	2006	Change

Miscellaneous income	$4.2	$2.5	68.0%
Interest expense	(11.5)	(9.9)	16.2%

Miscellaneous income

The $1.7 million increase in miscellaneous income for the quarter ended September 30, 2007, compared with the same quarter in 2006, was driven primarily by an increase in interest income received from ATC related to the transmission interconnection WPSC is constructing on their behalf, partially offset by a decrease in equity earnings from WPSC's investment in Wisconsin River Power Company as a result of fewer land sales.

Interest expense

Interest expense increased $1.6 million during the quarter ended September 30, 2007, compared with the same quarter in 2006.  Subsequent to September 30, 2006, increased borrowings at WPSC were primarily utilized to fund the continued construction of Weston 4 and various other construction projects.

Nine Months 2007 Compared with Nine Months 2006

Overview

WPSC's earnings on common stock for the nine months ended September 30 are as follows:

Results (Millions)	2007	2006	Change

Earnings on common stock	$79.6	$77.5	2.7%

Earnings on common stock increased $2.1 million, from $77.5 million for the nine months ended September 30, 2006, to $79.6 million for the nine months ended September 30, 2007. Major factors impacting earnings include:

•
Electric utility earnings decreased $3.9 million, from $67.1 million for the nine months ended September 30, 2006, to $63.2 million for the nine months ended September 30, 2007.  Earnings at the electric utility decreased primarily as a result of the following:

- Operating income decreased $6.8 million ($4.1 million after-tax), driven by a $37.9 million increase in electric utility operating and maintenance expense, while the electric utility margin only increased $33.7 million. The increase in electric utility margin was not sufficient to cover the increase in operating expenses due to the fact that actual fuel and purchased power costs incurred for the nine months ended September 30, 2007 were higher than what was recovered in rates during the same period.

•
Natural gas utility earnings increased $7.5 million, from $3.7 million for the nine months ended September 30, 2006, to $11.2 million for the same period in 2007.  Higher earnings were driven by a natural gas rate increase effective February 12, 2007, and colder weather conditions during the heating season.

•
Earnings related to WPSC's nonutility operations decreased $1.5 million (22.4%), from $6.7 million for the nine months ended September 30, 2006, to $5.2 million for the nine months ended September 30, 2007, driven primarily by a $1.3 million gain recognized in 2006 related to the sale of WPSC's interest (through a related party) in Guardian Pipeline, LLC.

Electric Utility Operations

	Nine Months Ended September 30,
Electric Utility Results (Millions)	2007	2006	Change

Revenue	$853.7	$754.2	13.2%
Fuel and purchased power	434.0	368.2	17.9%
Margin	419.7	386.0	8.7%

Operating and maintenance expense	214.1	176.2	21.5%
Depreciation and amortization expense	55.8	54.6	2.2%
Taxes other than income taxes	28.7	27.3	5.1%
Operating income	$121.1	$127.9	(5.3)%

Sales in kilowatt-hours
Residential	2,196.8	2,142.7	2.5%
Commercial and industrial	6,132.8	6,050.5	1.4%
Wholesale	2,787.7	2,714.1	2.7%
Other	25.9	25.6	1.2%
Total sales in kilowatt-hours	11,143.2	10,932.9	1.9%

Weather
Heating degree days	4,576	4,345	5.3%
Cooling degree days	599	518	15.6%

Revenue

Electric utility revenue increased $99.5 million (13.2%) for the nine months ended September 30, 2007, compared with the same period in 2006, driven by the following:

•	In January 2007, the PSCW issued a final written order to WPSC authorizing a retail electric rate increase of $56.7 million (6.6%), effective January 12, 2007, for Wisconsin electric customers.

•
Sales volumes increased 1.9%, primarily related to a 2.5% increase in sales volumes to residential customers and a 1.4% increase in sales volumes to commercial and industrial customers.  The increase in sales volumes to residential customers was driven by a 15.6% period-over-period increase in cooling degree days and a 5.3% period-over-period increase in heating degree days (a portion of heating load is electric).  Volumes to commercial and industrial, wholesale, and other customers increased due to higher demand from existing customers.

Margin

Electric utility margin increased $33.7 million (8.7%) for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006.

•
As discussed above, electric utility margin was positively impacted by rate increases (primarily required to support higher operating expenses) and higher electric sales volumes (primarily to residential, commercial and industrial, and wholesale customers).  Favorable weather conditions during both the heating and cooling seasons positively impacted margin by an estimated $4 million.

•
These increases were partially offset by fuel and purchased power costs that were higher than what was recovered in rates during the nine months ended September 30, 2007, compared with fuel and purchased power costs that were less than what was recovered in rates during the same period in 2006.  For the nine months ended September 30, 2007, fuel and purchased power prices were above what was projected in the 2007 rate case primarily due to higher commodity costs and unplanned plant outages (which required WPSC to purchase higher cost power in the market to serve its customers).  On a per-unit basis, fuel and purchased power costs were approximately 18% higher during the nine months ended September 30, 2007, compared with the same period in 2006.  Because of the high fuel and purchased power costs, the increase in margin was not large enough to offset increases in operating and maintenance expenses, negatively impacting period-over-period operating income.

Operating income

Electric utility operating income decreased $6.8 million (5.3%), driven by a $37.9 million increase in operating and maintenance expenses, partially offset by the $33.7 million increase in the electric utility margin (discussed above).  The increase in operating and maintenance expenses at the electric utility was driven by the following:

•
Electric utility maintenance expense increased $12.6 million, including major overhauls planned at the Weston 2 and Weston 3 generation stations, and the De Pere Energy Center, planned major turbine and generator work performed at the Pulliam electric generation station, along with three unplanned outages at the Weston 3 generation station.

•
Electric transmission expenses increased $10.3 million, primarily related to higher rates charged by MISO and ATC due to additional transmission investment, a trend the electric utility segment expects will continue.

•	The electric utility was allocated external costs to achieve merger synergies of $9.0 million for the nine months ended September 30, 2007.

•	The remaining increase in electric utility operating and maintenance expenses was largely driven by higher employee benefit costs.

Natural Gas Utility Operations

	Nine Months Ended September 30,
Natural Gas Utility Results (Millions)	2007	2006	Change

Revenues	$325.2	$310.2	4.8%
Natural gas purchase costs	221.0	222.9	(0.9)%
Margins	104.2	87.3	19.4%

Operating and maintenance expense	53.3	49.8	7.0%
Depreciation and amortization expense	16.8	16.8	-
Taxes other than income taxes	4.9	5.2	(5.8)%
Operating income	$29.2	$15.5	88.4%

Throughput in therms
Residential	162.1	142.7	13.6%
Commercial and industrial	91.7	84.2	8.9%
Interruptible	16.0	17.9	(10.6)%
Interdepartmental	32.1	17.8	80.3%
Transport	251.3	241.5	4.1%
Total sales in therms	553.2	504.1	9.7%

Weather
Heating degree days	4,576	4,345	5.3%

Revenue

Natural gas utility revenue increased $15.0 million, from $310.2 million for the nine months ended September 30, 2006, to $325.2 million for the same period in 2007, driven by the following:

•	On January 11, 2007, the PSCW issued a final written order to WPSC authorizing a retail natural gas rate increase of $18.9 million (3.8%) effective January 12, 2007.

•
Natural gas throughput volumes increased 9.7%, driven by an 80.3% increase in natural gas volumes sold to the electric utility and a 13.6% increase in residential volumes.  The increase in natural gas volumes sold to the electric utility was driven by an increase in the need for the electric utility to run its peaking generation units driven by warmer weather conditions during the cooling season, an increase in plant outages, and higher dispatch of these units by MISO for reliability purposes. The increase in sales volumes to residential customers was driven by a 5.3% increase in heating degree days and a 7.6% increase in the average weather-normalized natural gas usage per customer.

Margin

Natural gas utility margin increased $16.9 million, from $87.3 million during the nine months ended September 30, 2006, to $104.2 million during the nine months ended September 30, 2007.

•	The increase in the natural gas utility margin was driven by the retail natural gas rate increase (primarily required to support higher operating expenses), as discussed above.

•
Margin also increased due to higher throughput volumes sold to high margin residential and commercial and industrial customers.  In part, the higher throughput volumes were due to colder period-over-period weather conditions during the heating season, which had an approximate $2 million favorable impact on margin.  The increase in natural gas volumes sold to the electric utility did not have a significant impact on the natural gas utility margin.

Operating income

Natural gas utility operating income increased $13.7 million (88.4%), driven by a $16.9 million increase in margin (discussed above), partially offset by a $3.5 million increase in operating and maintenance expenses, discussed below:

•	WPSC was allocated external costs to achieve merger synergies of $2.3 million for the nine months ended September 30, 2007.

•	The remaining increase in regulated electric operating and maintenance expenses was largely driven by higher employee benefit costs.

Other Income and Expense

	Nine Months Ended September 30,
Other income (expense) (Millions)	2007	2006	Change

Miscellaneous income	$12.5	$11.6	7.8%
Interest expense	(33.1)	(29.1)	13.7%

Miscellaneous income

The $0.9 million increase in miscellaneous income for the nine months ended September 30, 2007, compared with the same period in 2006, was driven primarily by an increase in interest income received from ATC related to the transmission interconnection WPSC is constructing on ATC's behalf.

Interest expense

Interest expense increased $4.0 million during the nine months ended September 30, 2007, compared with the same period in 2006.  Subsequent to September 30, 2006, increased borrowings at WPSC were primarily utilized to fund the continued construction of Weston 4 and various other construction projects.

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

Operating Cash Flows

During the nine months ended September 30, 2007, net cash provided by operating activities was $189.3 million, compared with $181.2 million for the same period in 2006.  The $8.1 million period-over-period increase was largely driven by the change in prepaid federal income taxes, related to the timing of tax payments made during the nine months ended September 30, 2007, compared with the same period in 2006.

Investing Cash Flows

Net cash used for investing activities was $143.8 million during the nine months ended September 30, 2007, compared with $223.4 million during the nine months ended September 30, 2006.  The $79.6 million period-over-period decrease in cash used for investing activities was primarily related to an $86.0 million decrease in capital expenditures, primarily related to Weston 4, as explained below.  WPSC also liquidated $22.0 million of restricted funds withdrawn from an escrow account, which were used for the payment of the outstanding principal balance of first mortgage bonds in January 2007.  These items were partially offset by an increase in expenditures related to interconnection facilities that WPSC is funding on behalf of ATC (ATC will reimburse WPSC for expenditures related to these interconnection facilities when they are completed).

Capital Expenditures

Capital expenditures by business segment for the nine months ended September 30 are as follows:

(Millions)	2007	2006
Electric utility	$125.2	$205.3
Natural gas utility	21.0	26.9
WPSC consolidated	$146.2	$232.2

The decrease in capital expenditures at the electric utility for the nine months ended September 30, 2007, as compared with the same period in 2006, is mainly due to a period-over-period decrease in capital expenditures associated with the construction of Weston 4.  Weston 4 is expected to be placed into service in the first quarter of 2008.

Financing Cash Flows

Net cash used for financing activities was $45.9 million during the nine months ended September 30, 2007, compared with $40.5 million of net cash provided by financing activities for the same period in 2006.  The change was primarily driven by an $80 million decrease in equity contributions WPSC received from Integrys Energy Group during the nine months ended September 30, 2007, compared with the same period in 2006.  The equity contributions were necessary in order to comply with WPSC's allowed capital structure as determined by the PSCW, and the decrease was made possible by the small increase in operating cash flows combined with the decrease in capital expenditures for the nine months ended September 30, 2007, compared with the same period in 2006 (discussed above).

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

Significant Financing Activities

WPSC had outstanding commercial paper borrowings of $79.2 million and $97.8 million at September 30, 2007, and 2006, respectively.  WPSC had other outstanding short-term debt of $10.0 million at both September 30, 2007, and 2006.

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

The credit ratings at September 30, 2007, for WPSC are listed in the table below.

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

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of WPSC, including its subsidiary.

		Payments Due By Period
Contractual Obligations As of September 30, 2007 (Millions)	Total Amounts Committed	2007	2008-2009	2010 - 2011	2012 and Thereafter

Long-term debt principal and interest payments(1)	$1,009.6	$8.3	$66.7	$216.7	$717.9
Operating lease obligations	10.2	1.0	4.6	2.3	2.3
Commodity purchase obligations(2)	1,886.3	94.3	634.3	478.7	679.0
Purchase orders(3)	232.1	192.5	39.6	-	-
Minimum pension funding	321.3	13.3	60.5	40.0	207.5
Total contractual cash obligations	$3,459.5	$309.4	$805.7	$737.7	$1,606.7

(1) Represents bonds issued, notes issued, and loans made to WPSC.  We record all principal obligations on the balance sheet.

(2) The costs of commodity purchase obligations are expected to be recovered in future customer rates.

(3) Includes obligations related to normal business operations and large construction obligations, including 100% of Weston 4 obligations.  The sale of a 30% interest in Weston 4 to DPC was completed in November 2005, but WPSC retains the legal obligation to initially remit payment to third parties for 100% of all construction costs incurred, 30% of which will subsequently be billed to DPC.

Capital Requirements

Construction expenditures for WPSC for the three-year period 2007 through 2009 are as follows:

(Millions)
Electric and natural gas distribution projects	$262.0
Wind generation projects	249.6
Environmental projects	181.8
Weston 4(1)	109.7
Natural gas laterals to connect to Guardian pipeline	73.2
Other generation projects	38.4
Corporate services infrastructure projects	37.1
Total capital expenditures	$951.8

(1) As of September 30, 2007, WPSC has incurred a total cost of approximately $496 million related to its ownership    interest in the project.  WPSC has incurred approximately $64 million and expects to incur an additional $25 million to complete construction of the transmission facilities required to support Weston 4.  ATC will reimburse WPSC for these transmission facilities and related carrying costs when Weston 4 becomes commercially operational.

All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, market volatility, and economic trends.

Capital Resources

As of September 30, 2007, WPSC was in compliance with all of the covenants under its lines of credit and other debt obligations.

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

In May 2004, WPSC filed a shelf registration with the SEC authorizing the issuance of up to $350 million of senior debt securities.  WPSC issued $125 million of senior debt securities under this registration statement in December 2006 leaving existing capacity under the registration statement of up to $225 million as of September 30, 2007.

See Note 5, "Short-Term Debt and Lines of Credit," for more information on WPSC's credit facilities and other short-term credit agreements.

Other Future Considerations

Service Company

As part of the regulatory approval process associated with its acquisition of PEC and its addition to the holding company system, Integrys Energy Group agreed to formally propose the formation of a centralized service company to provide administrative and general support services to Integrys Energy Group's six regulated utilities, which includes WPSC. These services will include categories such as legal, accounting and finance, environmental, information technology, purchasing and warehousing, human resources, administrative services (e.g., real estate, printing, etc.), external/regulatory affairs, natural gas services, and natural gas supply, among others. In addition, many of these same services will also be provided to Integrys Energy Group's nonregulated subsidiaries following all affiliated interest rules and laws. The creation of a centralized service company will require Integrys Energy Group and its regulated utility subsidiaries to move many of the employees supporting these functions into the new service company. Certain assets will also be transferred by affiliates (primarily WPSC, PGL, and PEC) to the service company. On June 6, 2007, the service company entity, Integrys Business Support, LLC ("Integrys Business Support") was formed.  Integrys Business Support will become an operational centralized service company as soon as practicable upon receipt of necessary regulatory approvals or waivers in a form acceptable to Integrys Energy Group.  On June 8, 2007, Integrys Energy Group and its regulated utilities filed applications with the ICC, PSCW, MPUC, and MPSC seeking necessary regulatory approvals or waivers associated with the formation and operation of the service company. The requested approvals relate to and include the categories of services to be delivered by Integrys Business Support, the contracts and arrangements governing the provision of such inter-company services, the transfer of assets and employees to Integrys Business Support, and other aspects of Integrys Business Support operations and relations with its various affiliates. The required regulatory approvals or waivers were requested with the intent that Integrys Business Support becomes operational by January 1, 2008, if practicable.  To date, informal dispositions or other agreed-upon resolutions have been reached on all material issues raised in the four state jurisdictions.  Integrys Energy Group does not currently anticipate any contested issues that would prevent receipt of the required pre-operational regulatory approvals or waivers, or that would prevent Integrys Business Support from becoming operational by January 1, 2008, if so desired.

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

In WPSC's retail electric rate proceeding for 2006, the PSCW applied a "financial harm" test when considering the rate recovery of certain costs previously authorized for deferred accounting treatment.  The PSCW has not applied a financial harm test previously when considering the rate recovery of costs that were previously authorized for deferral.  In WPSC's rate proceeding for 2006, after applying the financial harm test, the PSCW disallowed rate recovery of the 2004 extended outage at Kewaunee.  The PSCW also disallowed recovery of 50% of the pre-tax loss realized on the sale of Kewaunee.  None of these disallowed costs were found to be imprudent by the PSCW.  Notwithstanding the PSCW's decision on these Kewaunee related deferred costs, WPSC still believes it is probable that all regulatory assets recorded at September 30, 2007, will be able to be collected from ratepayers.

Forecasting and monitoring of fuel costs has become increasingly difficult for both the PSCW and WPSC.  These challenges can be attributed to the implementation of the MISO Day 2 market and volatility in natural gas prices.  In 2005, the PSCW received several applications from various Wisconsin electric utilities under the PSCW Chapter 116 fuel rules for large rate increases due to increased natural gas prices.  In response, on February 7, 2006, the PSCW opened Docket 01-AC-224 to review the fuel rules.  On February 1, 2007, the five utilities subject to the current fuel rules filed proposed changes to the fuel rules with the PSCW.  The primary proposed change was to replace the trigger mechanism with a true "dead band" of 1%, which would limit a utility's annual exposure or opportunity to a maximum of 1% of fuel costs.  On May 3, 2007, the PSCW directed staff to prepare a draft rule revision to PSC Chapter 116 fuel rules incorporating many of the components of the utilities' proposal, with a 2% bandwidth as opposed to the 1% bandwidth recommended by the utilities.  The PSCW staff circulated a draft rule to that effect and the parties have commented on the draft rule.  The draft rule is currently awaiting PSCW action.

On June 29, 2006, the PSCW opened Docket 05-EI-139 to address the recovery of costs associated with the MISO Day 2 market.  As of September 30, 2007, WPSC had recorded a regulatory asset of $19.9 million for unrecovered MISO Day 2 costs.  The PSCW issued an order addressing the recoverability of these costs on August 30, 2007.  Under this order, costs deferred as of September 30, 2007, should be recoverable.

For a discussion of regulatory filings and decisions, see Note 14, "Regulatory Environment," in WPSC's Notes to Consolidated Financial Statements.

Seams Elimination Charge Adjustment

For a discussion of SECA, see Note 14, "Regulatory Environment," in WPSC's Notes to Consolidated Financial Statements.

Peshtigo River Land Donation

In closing its audit of Integrys Energy Group's 2004 and 2005 income tax examination, the IRS issued a report denying the deduction claimed in those years related to the value of the Peshtigo River land donated to the WDNR in 2004.  Through subsequent discussion with IRS Appeals, this matter was settled in our favor.  As a result of this settlement with the IRS, we recorded approximately $1 million of additional tax benefit in the third quarter of 2007.  We expect to resolve this item in a similar manner with the state of Wisconsin, and anticipate no significant impact on income as a result of this settlement.

Michigan Taxes

On August 9, 2006, the Michigan legislature approved a voters' legislative initiative to repeal the Michigan Single Business Tax for tax years beginning after December 31, 2007.   On June 28, 2007, the Michigan legislature passed a bill that will replace the Single Business Tax with an effective date of January 1, 2008.  The Governor signed the legislation on July 12, 2007.  On September 30, 2007, the Michigan legislature passed, and the governor signed into law, a "FAS 109" amendment to the new Michigan Business Tax ("MBT"), providing a future tax deduction for existing book-tax differences.  This legislation allows companies to record a state deferred tax asset for this future tax deduction, which offsets the state deferred tax liability that would otherwise have to be booked in the third quarter of 2007 for this new MBT.  The new law goes into effect in 2008, at which point we will begin recording an effect for this tax.

On September 30, 2007, the Michigan legislature passed a bill that will expand the state's 6% sales tax to additional services.  The Governor signed the legislation on September 30, 2007.  We are reviewing the new law but have yet to determine its effect.

Environmental

See Note 9, "Commitments and Contingencies," in WPSC's Condensed Notes to Consolidated Financial Statements for a detailed discussion of environmental considerations.

Wisconsin Energy Efficiency and Renewables Act

In March 2006, Wisconsin's Governor signed 2005 Wisconsin Act 141 (2005 Senate Bill 459), the Energy Efficiency and Renewables Act, which requires Wisconsin electric providers to increase the amount of renewable electricity they sell by 2% above their current level before 2010 and 6% above their current level by 2015.  The goal is to have 10% of the state's electricity generated from renewable sources by 2015, which is intended to increase the use of renewable energy in Wisconsin, promote the development of renewable energy technologies, and strengthen the state's energy efficiency programs.  As of September 30, 2007, approximately 4% of WPSC's generation in Wisconsin is from renewable sources.  WPSC continuously evaluates alternatives for cost effective renewable energy sources and will secure reliable and efficient renewable energy sources to meet both requirements by their respective dates.  Currently, WPSC is negotiating a transaction to purchase a 99-megawatt wind generation facility, to be constructed in Howard County, Iowa.  An agreement with the counterparty is anticipated to be reached by the end of 2007.

Michigan 21st Century Energy Plan

On January 31, 2007, the MPSC Chairman presented the "21st Century Energy Plan" to Michigan's Governor.  The plan recognizes the increased need for energy in the next 20 years.  The plan proposes an alternative method of receiving pre-construction approval for significant generation plant additions versus the alternative of building a generation plant and then seeking approval for recovery of costs.  The plan calls for legislation to implement a 10% renewable energy portfolio standard by 2015 as well as a statewide energy efficiency program.  Discussions have moved to the legislature and several bills have been introduced, though none have been enacted at this time.

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

MISO participants offer their generation and bid their customer load into the market on an hourly basis on a day ahead basis.  This results in net receipts from, and net obligations to, MISO for each hour of each day.  MISO aggregates these hourly transactions and currently provides updated settlement statements which may reflect billing adjustments and result in an increase or decrease to the net receipt from or net obligation to MISO.  The billing adjustments may or may not be recovered through the rate recovery process.  Market participants may dispute the updated settlement statements and related charges.  At the end of each month, the amount due from or payable to MISO is estimated for those operating days where a 7-day settlement statement is not yet available.  Thus, significant changes in the estimates and new information provided by MISO in subsequent settlement statements or through tariff interpretation changes could have a material impact on our results of operations with potential adjustments back to the start of the market.

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

Due to decreases in short-term commercial paper borrowings in the last year, WPSC has decreased its exposure to variable interest rates.  Based on the variable rate debt of WPSC outstanding at September 30, 2007, a hypothetical increase in market interest rates of 100 basis points in 2007 would increase annual interest expense by $0.9 million.  Comparatively, based on the variable rate debt outstanding at September 30, 2006, an increase in interest rates of 100 basis points would have increased interest expense in 2006 by $1.1 million. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.  In the event of a significant change in interest rates, management would take action to mitigate WPSC’s exposure to the change.

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

Changes in Internal Controls

There were no changes in WPSC's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting for WPSC.

PART II.      OTHER INFORMATION

Item 1.     Legal Proceedings

For information on material legal proceedings and matters related to WPSC and its subsidiaries, see Note 9 - "Commitments and Contingencies" in the Condensed Notes to the Consolidated Financial Statements.

Labor Contracts

Local 310 of the International Union of Operating Engineers represents union employees of WPSC. The current Local 310 collective bargaining agreement expired on October 21, 2006.  WPSC and Local 310 came to an agreement on a three-year contract which was ratified by the union membership on September 27, 2007.  The agreement will expire on October 17, 2009.  Under terms of the agreement, covered employees received retroactive pay back to October 21, 2006.  WPSC had recorded accrued labor costs for the retroactive pay over prior periods.

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

Wisconsin Public Service Corporation

Date: November 7, 2007	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007
Exhibit No.	Description

12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

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