Form 10-K
period 2007-12-31
WISCONSIN PUBLIC SERVICE CORP
filed 2008-02-28
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant.

$0 as of June 30, 2007

Number of shares outstanding of each class of common stock, as of February 28, 2008

Common Stock, $4 par value, 23,896,962 shares. Integrys Energy Group, Inc. is the sole holder of Wisconsin Public Service Corporation Common Stock.

DOCUMENT INCORPORATED BY REFERENCE

Definitive proxy statement for the Integrys Energy Group, Inc. Annual Meeting of Shareholders to be held on May 15, 2008 is incorporated by reference into Part III.

WISCONSIN PUBLIC SERVICE CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2007

TABLE OF CONTENTS

			Page

Forward-Looking Statements			1

PART I			2

ITEM 1.	BUSINESS		2

	A.	GENERAL	2

	B.	REGULATED ELECTRIC UTILITY OPERATIONS	2

		Regulated Electric Segment Operating Statistics
		Facilities
		Power Purchase Agreements
		Fuel Supply
		Regulatory Matters
		Other Matters

	C.	REGULATED NATURAL GAS UTILITY OPERATIONS	6

		Regulated Natural Gas Segment Operating Statistics
		Facilities
		Natural Gas Supply
		Regulatory Matters
		Other Matters

	D.	ENVIRONMENTAL MATTERS	7

	E.	CAPITAL REQUIREMENTS	7

	F.	EMPLOYEES	7

	G.	AVAILABLE INFORMATION	8

ITEM 1A.	RISK FACTORS		9

ITEM 1B	UNRESOLVED STAFF COMMENTS		11

ITEM 2.	PROPERTIES		12

ITEM 3.	LEGAL PROCEEDINGS		14

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS		15

PART II					15

ITEM 5.	MARKET FOR WPSC'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES				15

ITEM 6.	SELECTED FINANCIAL DATA				16

	Wisconsin Public Service Corporation Comparative Financial Statements and Financial Statistics (2003 to 2007)				16

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS				17

		Introduction
		Results of Operations
		Balance Sheet
		Liquidity and Capital Resources
		Guarantees and Off Balance Sheet Arrangements
		Critical Accounting Policies
		Impact of Inflation

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK				38

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA				40

	A.	Management Report on Internal Control over Financial Reporting			40
	B.	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting			41
	C.	Consolidated Statements of Income			43
	D.	Consolidated Balance Sheets			44
	E.	Consolidated Statements of Capitalization			45
	F.	Consolidated Statements of Common Shareholder's Equity			46
	G.	Consolidated Statements of Cash Flows			47
	H.	Notes to Consolidated Financial Statements			48
		Note 1	Summary of Significant Accounting Policies	48
		Note 2	Fair Value of Financial Instruments	53
		Note 3	Risk Management Activities	53
		Note 4	Property, Plant and Equipment	54
		Note 5	Acquisitions and Sales of Assets	54
		Note 6	Jointly-Owned Utility Facilities	55
		Note 7	Nuclear Decommissioning Trust	56
		Note 8	Regulatory Assets And Liabilities	57
		Note 9	Investments in Affiliates, at Equity Method	58
		Note 10	Goodwill and Other Intangible Assets	59
		Note 11	Leases	60
		Note 12	Short-Term Debt and Lines of Credit	60
		Note 13	Long-Term Debt	61
		Note 14	Asset Retirement Obligations	61
		Note 15	Income Taxes	62
		Note 16	Commitments and Contingencies	64
		Note 17	Guarantees	67
		Note 18	Employee Benefit Plans	68
		Note 19	Preferred Stock	72
		Note 20	Common Equity	73
		Note 21	Stock-Based Compensation	73
		Note 22	Regulatory Environment	74
		Note 23	Segments of Business	77

Acronyms Used in this Annual Report on Form 10-K

ATC	American Transmission Company LLC
DOE	United States Department of Energy
DPC	Dairyland Power Cooperative
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IBS	Integrys Business Support, LLC
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
MISO	Midwest Independent Transmission System Operator
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utility Commission
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
WDNR	Wisconsin Department of Natural Resources
WPSC	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

Forward-Looking Statements

In this report, WPSC and its subsidiary make statements concerning expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Although WPSC and its subsidiary believe that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct. Except to the extent required by the federal securities laws, WPSC and its subsidiary undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition to statements regarding trends or estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations forward-looking statements included or incorporated in this report include, but are not limited to statements regarding future:

●	Revenues or expenses,
●	Capital expenditure projections, and
●	Financing sources.

Forward-looking statements involve a number of risks and uncertainties.  There are many factors that could cause actual results to differ materially from those expressed or implied in this report. Some risk factors that could cause results different from any forward-looking statement include those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2007. Other factors include:

●
Integrys Energy Group, the parent of WPSC, may be unable to achieve the forecasted synergies at its utility subsidiaries that are anticipated from its merger with PEC or it may take longer or cost more that expected to achieve these synergies;

●	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions;
●
The impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric and natural gas utility industries and possible future initiatives to address concerns about global climate change, changes in environmental, tax and other laws and regulations to which WPSC and its subsidiary are subject, as well as changes in application of existing laws and regulations;

●
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup and the contested case proceeding regarding the Weston 4 air permit;

●	Resolution of audits or other tax disputes with the IRS, Wisconsin Department of Revenue, Michigan Department of Treasury and other tax authorities;
●	Available sources and costs of fuels and purchased power;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political, legal and economic conditions and developments in the United States;
●	Potential business strategies, including acquisitions, construction or disposition of assets or businesses, which cannot be assured to be completed timely or within budgets;
●	The direct or indirect effects of terrorist incidents, natural disasters or responses to such events;
●
The impacts of changing financial market conditions, credit ratings and interest rates on our financing efforts, and the risks associated with changing commodity prices (particularly natural gas and electricity);

●	Weather and other natural phenomena, in particular the effect of weather on natural gas and electricity sales;
●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by us from time to time with the SEC.

Forward-looking statements are subject to assumptions and uncertainties, therefore actual results may differ materially from those expressed or implied by such forward-looking statements.

PART I

ITEM 1.  BUSINESS

A.  GENERAL

For purposes of this Annual Report on Form 10-K, unless the context otherwise indicates, when we refer to "us," "we," "our" or "ours," we are describing WPSC, which we sometimes also refer to herein as Wisconsin Public Service.

WPSC, a Wisconsin corporation, is domiciled in the United States and began operations in 1883.  WPSC is a regulated electric and natural gas utility serving an 11,000 square mile service territory in northeastern Wisconsin and an adjacent portion of the Upper Peninsula of Michigan.  As of December 31, 2007, WPSC served approximately 433,000 regulated electric utility customers and approximately 314,000 regulated natural gas utility customers. Wholesale electric service is provided to various customers, including municipal utilities, electric cooperatives, energy marketers, other investor-owned utilities, and municipal joint action agencies.  For the last three years, all WPSC revenues were earned within the United States and all of its assets were located within the United States.  In 2007, retail sales accounted for 87.6% of total revenues while wholesale sales accounted for 12.4% of total revenues.

For more information regarding revenues, net income and total assets for regulated electric and natural gas operations, see Note 23, "Segments of Business."

B.  REGULATED ELECTRIC UTILITY OPERATIONS

WPSC's regulated electric utility operations generate electricity for sale to MISO and distribute electric energy mainly to northeastern Wisconsin and a small portion of Michigan's Upper Peninsula.

Regulated Electric Segment OperatingStatistics
	2007	2006	2005
Operating revenues (millions)
Residential	$340.8	$315.2	$319.4
Commercial and industrial	554.3	500.7	448.5
Resale and other	230.1	174.7	165.0
Total	$1,125.2	$990.6	$932.9
Kilowatt-hour sales (millions)
Residential	2,895.7	2,871.1	2,850.3
Commercial and industrial	8,173.4	8,125.1	8,183.9
Resale and other	3,730.5	3,733.3	3,503.7
Total	14,799.6	14,729.5	14,537.9
Customers served (approximate, end of period)
Residential	378,300	374,900	378,000
Commercial and industrial	54,000	53,500	46,000
Resale and other	700	600	1,000
Total	433,000	429,000	425,000

In 2007, WPSC reached a firm net design peak of 2,305 megawatts on July 31, 2007.  As a result of continually reaching demand peaks in the summer months, primarily due to air conditioning load, the summer period is the most relevant for WPSC's regulated electric utility capacity.  WPSC expects future supply reserves to meet the minimum 18% planning reserve margin criteria through 2008 as required by the PSCW.  The PSCW has opened a docket to review the adequacy of the 18% reserve margin requirement.  The MPSC has not established minimum guidelines for future supply reserves.

WPSC had adequate capacity to meet all firm electric load obligations during 2007 and expects to have adequate capacity to meet all obligations during 2008. WPSC is a member of the MISO, which operates a financial and physical electric wholesale market in the Midwest, WPSC offers its generation and bids its customer load into the MISO market. For further information on MISO, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Other Future Considerations.

Facilities

For a complete listing of WPSC's electric utility facilities, see Item 2 - Properties, in this Annual Report on Form 10-K.

Power Purchase Agreements

WPSC enters into short and long-term power purchase agreements to meet a portion of electric energy supply needs.  For more information on WPSC's power purchase agreements, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources, Contractual Obligations.

Fuel Supply

Electric Supply Mix

WPSC's electric supply mix for 2007 and 2006 was:

Energy Source	2007		2006
Company-owned generating plants
Coal		52.4%		57.3%
Natural gas and fuel oil		2.2%		1.4%
Hydroelectric		1.3%		1.5%
Wind		0.1%		0.1%
Purchased power
Kewaunee (nuclear	19.3%		17.6%
Fox Energy Center, LLC and Combined Locks Energy Center, LLC (natural gas)	3.4%		6.1%
Hydroelectric	2.4%		3.3%
Other (including MISO)	18.9%		12.7%
Total purchased power		44.0%		39.7%

Fuel Costs

WPSC's fuel costs for its generating units for 2007 and 2006 were:

Fuel Cost by Source (Per Million Btus)	2007	2006
Coal	$1.47	$1.30
Natural gas	7.36	7.19
Fuel oil	13.95	13.60

Coal Supply and Deliveries

Coal is the primary fuel source for WPSC's electric generation facilities, the majority of which is from the Powder River Basin mines located in Wyoming. This low sulfur coal has been our least-cost coal source from any of the subbituminous coal-producing regions in the United States. WPSC's fuel portfolio strategy is to maintain a 25- to 40-day supply of coal at each plant site.

Historically, WPSC has purchased coal directly from the producer for its wholly owned plants. Wisconsin Power and Light purchases coal for the jointly-owned Edgewater and Columbia plants and is reimbursed by WPSC for its share of the coal costs. WPSC currently has contracts in place for coal transportation for 90% of its 2008 coal transportation requirements. For more information on coal purchases and coal deliveries under contract, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources, Contractual Obligations and Note 16, "Commitments and Contingencies."

Natural Gas Supply - Generation

Through a power purchase agreement, WPSC is committed to provide fuel for 500 megawatts of the Fox Energy Center, a natural gas-fired combined cycle generation facility owned by a third party with a total combined electric capacity of approximately 580 megawatts.  In addition, WPSC supplies natural gas through its natural gas distribution system to its approximately 429 megawatts of natural gas-fired combustion turbine generation facilities. For more information on WPSC's natural gas supply under contract, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources, Contractual Obligations and Note 16, "Commitments and Contingencies."

WPSC has received approval from the PSCW for its Energy Market Risk Management Plan to govern its activities in the energy markets.  The order permits activities to limit exposure to the volatility of natural gas prices affecting its electric generation, as well as the use of financial transmission rights for the use of managing energy congestion costs. The plan provides for the use of financial futures contracts for natural gas and the use of financial options that cap the price of natural gas for a portion of WPSC's forecasted natural gas fuel generation requirements and natural gas price sensitive purchased power contracts.

Regulatory Matters

WPSC's electric utility operations are regulated by the PSCW, MPSC, and FERC. WPSC's retail electric rates are regulated by the PSCW and MPSC.  The FERC regulates wholesale electric rates for WPSC.

For additional information, see Note 22, "Regulatory Environment."

Hydroelectric Licenses

WPSC has long-term licenses from FERC for all of its hydroelectric facilities.

Other Matters

Customer Segmentation

In 2007, paper production facilities and one wholesale customer (a private utility that primarily provides power to paper mills) accounted for 9.1% of WPSC's regulated electric utility revenues.  Residential sales accounted for 30.3% of WPSC's regulated electric utility revenues in 2007.

Seasonality

WPSC's regulated electric utility sales in Wisconsin generally follow a seasonal pattern due to the air conditioning requirements of customers that are primarily impacted by the variability of summer temperatures. Regulated electric utility sales in Michigan follow no significant seasonal trend due to cooler climate conditions in the Upper Peninsula of Michigan.

Generally during the winter months, the purchase price of fuel (natural gas and fuel oil) for heating load and generation production is heavily influenced by weather and the availability of baseload generation units within the MISO energy market. Sustained colder-than-normal weather and unexpected extended generation outages can influence fuel supply and demand, impacting the production costs at WPSC's natural gas and oil-fired facilities, as well as natural gas supply commitments under power purchase agreements.  The impact on production costs is managed through WPSC's Energy Market Risk Management Plan.

Competition

The retail electric utility market in Wisconsin is regulated by the PSCW.  Retail electric customers currently do not have the ability to choose their electric supplier.  However, in order to increase sales, utilities work to attract new commercial/industrial customers into their service territory.  As a result, there is competition among utilities to keep energy rates low. Wisconsin utilities have continued to refine regulated tariffs in order to provide customers with the true cost of electric energy to each class of customer by reducing or eliminating rate subsidies among different ratepayer classes. Although Wisconsin electric energy markets are regulated, utilities still face competition from other energy sources.

Michigan electric energy markets are open to competition; however, an active competitive market has not yet developed in the Upper Peninsula of Michigan primarily due to a lack of excess generation and transmission system capacity.

Working Capital Requirements

For information on capital requirements related to WPSC's regulated electric utility operations see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.

C.  REGULATED NATURAL GAS UTILITY OPERATIONS

WPSC provides regulated natural gas utility service to northeastern Wisconsin and adjacent portions of Michigan's Upper Peninsula.

Regulated Natural Gas Segment Operating Statistics
	2007	2006	2005
Operating Revenues (millions)
Residential	$277.7	$254.9	$291.9
Commercial and industrial	147.0	140.6	137.7
Other	46.3	48.3	92.4
Total	$471.0	$443.8	$522.0
Therms Delivered (millions)
Residential	239.4	217.0	241.6
Commercial and industrial	157.0	149.1	170.8
Other	47.1	27.6	70.8
Total therm sales	443.5	393.7	483.2
Transportation	344.5	332.2	344.0
Total	788.0	725.9	827.2
Customers Served (approximate, end of period)
Residential	285,600	283,600	279,300
Commercial and industrial	27,800	27,800	27,600
Transportation customers	600	600	600
Total	314,000	312,000	307,500

Facilities

For information regarding our regulated natural gas facilities, see Item 2 - Properties in this Annual Report on Form 10-K.

Natural Gas Supply

WPSC manages portfolios of natural gas supply contracts, storage services and pipeline transportation services designed to meet its varying load pattern at the lowest reasonable cost.

WPSC contracts for fixed-term firm natural gas supplies with various natural gas suppliers each year (in the United States and Canada) to meet the November through March winter period demand of firm system sales customers. To supplement natural gas supplies and minimize risk, WPSC purchases additional natural gas supplies on the monthly spot market through fixed-term firm contracts rather than on the daily spot market.

Under current regulatory practice, the PSCW and MPSC allow WPSC to pass the prudently incurred cost of natural gas on to customers on a dollar-for-dollar basis through a purchased gas adjustment clause.  Changes in the cost of natural gas are reflected in both natural gas revenues and natural gas purchases, thus having little or no impact on net income.

For further information on WPSC's regulated natural gas supply and transportation contracts, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources, Contractual Obligations and Note 16, "Commitments and Contingencies."

WPSC contracts with various underground storage facilities for underground natural gas storage capacity. Besides providing the ability to manage significant changes in daily natural gas demand, storage also provides WPSC with the ability to purchase natural gas at high load factors on a year-round basis, thus lowering supply cost volatility.  WPSC has approximately 8.1 million therms of firm natural gas storage capacity under contract.

Regulatory Matters

The natural gas retail rates of WPSC are regulated by the PSCW and the MPSC.

For additional information, see Note 22, "Regulatory Environment."

Other Matters

Seasonality

The natural gas throughput of WPSC follows a seasonal pattern due to the heating requirements of customers that is primarily impacted by the variability in winter temperatures.

Competition

WPSC's regulated natural gas utility operations face competition with other entities and forms of energy in varying degrees, particularly for large commercial and industrial customers who have the ability to switch between natural gas and alternate fuels. Due to the volatility of natural gas prices, WPSC has seen customers with dual fuel capability switch to alternate fuels for short periods of time, then switch back to natural gas as market rates change. Interruptible natural gas sales and natural gas transportation service is offered for customers to enable them to reduce their energy costs. Transportation customers purchase their natural gas directly from third-party natural gas suppliers at market prices and contract to transport the natural gas from pipelines to their facilities.  Additionally, some customers still purchase their natural gas commodity directly from WPSC but have elected to do so on an interruptible basis, as a means to reduce their costs.  Customers continue to switch between firm system supply, interruptible system supply and transportation service each year as the economics and service options change.

Working Capital Requirements

For information on capital requirements related to the regulated natural gas utility operations of WPSC see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.

D.  ENVIRONMENTAL MATTERS

For information on environmental matters related to WPSC and its subsidiary, see Note 16, "Commitments and Contingencies."

E.  CAPITAL REQUIREMENTS

For information on WPSC's capital requirements, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.

F.  EMPLOYEES

At December 31, 2007, WPSC had 2,158 employees, of which approximately 46% were union employees represented by Local 310 of the International Union of Operating Engineers. The current Local 310 collective bargaining agreement expires on October 17, 2009.

G.  AVAILABLE INFORMATION

WPSC files with the SEC its:

•	Annual Report on Form 10-K;
•	Quarterly Reports on Form 10-Q;
•	Registration statements, including prospectuses;
•	Current Reports on Form 8-K; and
•	Any amendments to these documents.

WPSC makes these reports available free of charge, on its parent, Integrys Energy Group's, Internet web site, as soon as reasonably practicable after they are filed with the SEC.  Integrys Energy Group's Internet address is www.integrysgroup.com.  Statements and amendments posted on Integrys Energy Group's web site do not include access to exhibits and supplemental schedules electronically filed with the reports or amendments.  Integrys Energy Group is not including the information contained on or available through their web sites as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

You may also obtain materials filed with the SEC by WPSC at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC  20549.  To obtain information on the operation of the Public Reference Room, you may call 1-800-SEC-0330.  You may also view reports, proxy statements and other information regarding WPSC (including exhibits), filed with the SEC, at their Web site at www.sec.gov.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors, as well as the other information included or incorporated by reference in this Annual Report on Form 10-K, when reading this report.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known or that we currently believe to be immaterial may also adversely affect us.

We may not successfully integrate recent or future acquisitions of WPSC or its parent, Integrys Energy Group, into our operations or otherwise achieve the anticipated benefits of those acquisitions.

As part of our growth strategy, WPSC and its parent continue to pursue a disciplined acquisition strategy.  While we expect to identify cost savings and growth opportunities before we acquire companies or assets, we may not be able to achieve these anticipated benefits due to, among other things:

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

These risks apply to our parent's acquisitions in 2006 of gas distribution assets in Michigan and Minnesota, as well as its 2007 merger with PEC.

We are subject to changes in government regulation, which may have a negative impact on our business, financial position, and results of operations.

The rates WPSC is allowed to charge for retail and wholesale services are some of the most important items influencing our business, financial position, results of operations, and liquidity.

We are subject to comprehensive regulation by federal and state regulatory agencies, which significantly influences our operating environment and may affect our ability to recover costs from utility customers.  In particular, the PSCW, MPSC, FERC, SEC, EPA, and the WDNR regulate many aspects of our utility operations, including siting and construction of facilities, conditions of service, the issuance of securities and the rates that we can charge customers.  We are required to have numerous permits, approvals and certificates from these agencies to operate our business.

We are unable to predict the impact on our business and operating results from the future regulatory activities of any of these agencies.  However, changes in regulations or the imposition of additional regulations may require us to incur additional expenses or change business operations, which may have an adverse impact on our results of operations.  In addition, federal regulatory reforms may produce unexpected changes and costs in the public utility industry.

We may not complete construction projects within estimated project costs.

WPSC undertakes very large and complex construction projects, subject to numerous unpredictable events that could affect our ability to timely complete construction within estimated costs.  We may not be able to meet these construction estimates due to, among other things:

•	Fluctuating or unanticipated construction costs;
•	Supply delays;
•	Legal claims; and
•	Environmental regulation.

Our operations are subject to risks beyond our control, including but not limited to weather, terrorist attacks or related acts of war.

Our revenues are affected by the demand for electricity and natural gas.  That demand can vary greatly based upon:

•	Weather conditions, seasonality, and temperature extremes;
•	Fluctuations in economic activity and growth in our regulated service areas; and
•	The amount of additional energy available from current or new competitors.

Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities.

In addition, the cost of repairing damage to our facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events, in excess of reserves established for such repairs, may adversely impact our results of operations, financial condition, and cash flows.  The occurrence or risk of occurrence of future terrorist activity and the high cost or potential unavailability of insurance to cover such terrorist activity may impact our results of operations and financial condition in unpredictable ways.  These actions could also result in disruptions of power and fuel markets.  In addition, our natural gas distribution system and pipelines could be directly or indirectly harmed by future terrorist activity.

Costs of environmental compliance, liabilities, fines, penalties, and litigation could exceed our estimates.

Compliance with current and future federal and state environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations.  WPSC cannot predict with certainty the amount and timing of all future expenditures (including the potential or magnitude of fines or penalties) related to environmental matters because of the difficulty of estimating clean-up and compliance costs and the possibility that changes will be made to the current environmental laws and regulations.
On March 15, 2005, the EPA adopted the Clean Air Mercury Rule, which is intended to reduce mercury emissions from coal-fired generation plants.  On February 8, 2007, a court decision vacated the federal rule.  As a result, future impacts on WPSC or its subsidiary resulting from future federal or state regulation regarding mercury emissions is uncertain.  The EPA has also issued the Clean Air Interstate Rule requiring reductions of sulfur dioxide and nitrogen oxide emissions.  In addition, the possibility exists of future initiatives to address concerns about global climate change (such as the potential regulation of greenhouse gases emitted from generation facilities).  WPSC cannot be certain how these rules will affect it.  There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liabilities on all potentially responsible parties.

Citizen groups that feel there are compliance issues not sufficiently enforced by environmental regulatory agencies may also bring citizen enforcement actions against us.  Such actions could seek penalties, injunctive relief and costs of litigation.

Fluctuating commodity prices may reduce energy margins.

Our energy margins are affected by commodity costs related to coal, natural gas and other fuels used in the electric generation process.  The commodity price of market purchases of electricity and natural gas may also directly affect margins in our regulated electric and natural gas segments.

A reduction in our credit ratings could materially and adversely affect our business, financial position, results of operations and liquidity.

We cannot be sure that any of our credit ratings will remain in effect for any given period of time or that a credit rating will not be lowered by a rating agency if, in its judgment, circumstances in the future so warrant.  Any downgrade could:

•	Increase our borrowing costs;
•	Require us to pay a higher interest rate in future financings and possibly reduce the potential pool of creditors;
•	Increase our borrowing costs under certain of our existing credit facilities; and
•	Limit our access to the commercial paper market.

Actual results could differ from estimates used to prepare our financial statements.

In preparing the financial statements in accordance with generally accepted accounting principles, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex and actual results could differ from those estimates.  For more information about these estimates and assumptions, see Item 7 ''Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies'' in this Annual Report on Form 10-K.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following table summarizes information on the electric generation facilities of WPSC, including owned or jointly-owned facilities as of December 31, 2007:
Type	Name	Location	Fuel	Rated Capacity (Megawatts)	(a)

Steam	Pulliam (4 units)	Green Bay, WI	Coal	325.0	(c)
	Weston (3 units)	Wausau, WI	Coal	473.0	(d)
	Columbia Units 1 and 2	Portage, WI	Coal	351.9	(b)
	Edgewater Unit 4	Sheboygan, WI	Coal	101.6	(b)
Total Steam				1,251.5

Hydroelectric	Alexander	Lincoln County, WI	Hydro	2.2
	Caldron Falls	Marinette County, WI	Hydro	6.7
	Castle Rock	Adams County, WI	Hydro	9.0	(b)
	Grand Rapids	Menominee County, WI	Hydro	4.0
	Grandfather Falls	Lincoln County, WI	Hydro	17.3
	Hat Rapids	Oneida County, WI	Hydro	0.7
	High Falls	Marinette County, WI	Hydro	1.6
	Jersey	Lincoln County, WI	Hydro	0.3
	Johnson Falls	Marinette County, WI	Hydro	1.0
	Merrill	Lincoln County, WI	Hydro	1.0
	Otter Rapids	Vilas County, WI	Hydro	0.3
	Peshtigo	Marinette County, WI	Hydro	0.3
	Petenwell	Adams County, WI	Hydro	10.6	(b)
	Potato Rapids	Marinette County, WI	Hydro	0.4
	Sandstone Rapids	Marinette County, WI	Hydro	1.1
	Tomahawk	Lincoln County, WI	Hydro	2.4
	Wausau	Marathon County, WI	Hydro	3.0
Total Hydroelectric				61.9

Combustion	De Pere Energy Center	De Pere, WI	Natural Gas	161.4
Turbine and	Eagle River	Eagle River, WI	Distillate Fuel Oil	4.2
Diesel	Oneida Casino	Green Bay, WI	Distillate Fuel Oil	3.5
	Juneau #31	Adams County, WI	Distillate Fuel Oil	6.7	(b)
	West Marinette #31	Marinette, WI	Natural Gas	35.4
	West Marinette #32	Marinette, WI	Natural Gas	35.5
	West Marinette #33	Marinette, WI	Natural Gas	52.4	(b)
	Weston #31	Marathon County, WI	Natural Gas	16.7
	Weston #32	Marathon County, WI	Natural Gas	46.8
	Pulliam #31	Green Bay, WI	Natural Gas	80.4
Total Combustion Turbine and Diesel				443.0

Wind	Lincoln	Kewaunee County, WI	Wind	1.0
	Glenmore (2 units)	Brown County, WI	Wind	-
Total Wind				1.0

Total System				1,757.4

(a)
Based on capacity ratings for July 2008.  As a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand, the summer period is the most relevant for capacity planning purposes.

(b)
These facilities are jointly owned by WPSC and various other utilities.  Wisconsin Power and Light Company operates the Columbia and Edgewater units and WPSC holds a 31.8% ownership interest in these facilities.  WRPC owns and operates the Castle Rock, Petenwell and Juneau units, and WPSC holds a 50% ownership interest in WRPC.  WPSC operates the West Marinette 33 unit and holds a 68% ownership interest in the facility; Marshfield Electric and Water Department has a joint ownership in the rest.  The capacity indicated for each of these units is WPSC’s portion of total plant capacity based on its percent of ownership.

(c)	Pulliam Units 3 and 4 were retired on December 31, 2007, and capacity ratings for these facilities are not included in the table above.
(d)
Weston 4 is scheduled to be placed in service in the first quarter of 2008 and therefore is not included in the table above.  WPSC’s 70% ownership in the facility will increase system rated capacity by 359.8 megawatts for a total system rated capacity of 2,117.2 megawatts.

As of December 31, 2007, WPSC owned 121 distribution substations and 21,496 miles of electric distribution lines.

WPSC’s natural gas properties at December 31, 2007, included approximately 7,392 miles of natural gas distribution mains and 50 natural gas distribution and transmission gate stations.  All natural gas facilities are located in Wisconsin except for distribution facilities in and near the City of Menominee, Michigan.

Substantially all of WPSC’s utility plant is subject to a first mortgage lien.

ITEM 3.  LEGAL PROCEEDINGS

For information on material legal proceedings and matters related to WPSC and its subsidiary, see Note 16, "Commitments and Contingencies."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR WPSC'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Integrys Energy Group is the sole holder of WPSC’s common stock.  For information on dividend restrictions related to WPSC, see Note 20, "Common Equity".

ITEM 6. SELECTED FINANCIAL DATA

WISCONSIN PUBLIC SERVICE CORPORATION
COMPARATIVE FINANCIAL STATEMENTS AND
FINANCIAL STATISTICS (2003 TO 2007)

As of or for Year Ended December 31
(Millions, except weather information)	2007	2006	2005	2004	2003

Operating revenues	$1,596.1	$1,434.4	$1,454.9	$1,222.1	$1,129.1
Earnings on common stock	110.2	99.0	81.4	104.8	78.9
Total assets	3,017.6	2,956.6	2,686.5	2,768.6	2,577.7
Long-term debt (excluding current portion)	756.1	631.6	507.6	508.0	507.8

Weather information
Cooling degree days	634	521	649	328	351
Cooling degree days as a percent of normal	128.6%	110.1%	135.2%	66.7%	72.2%
Heating degree days	7,102	6,785	7,401	7,546	7,883
Heating degree days as a percent of normal	93.2%	88.5%	96.2%	97.6%	102.2%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
Construction of the 500-megawatt coal-fired Weston 4 base-load power plant located near Wausau, Wisconsin, is scheduled to be placed in service in the first quarter of 2008, and is jointly-owned with DPC.  WPSC holds 70% ownership interest in the Weston 4 facility.

•
WPSC continues to invest in environmental projects to improve air quality and meet the requirements set by environmental regulators.  Capital projects to construct and upgrade equipment to meet or exceed required environmental standards are planned each year.

•
WPSC continues to upgrade electric and natural gas distribution facilities, related systems, and processes to enhance safety, reliability, and value for customers and shareholders.  The Guardian II lateral project, approximately a $75 million project, is one example of the ongoing infrastructure development at WPSC.

•	For more detailed information on WPSC's capital expenditure program see "Liquidity and Capital Resources, Capital Requirements," below.

Integrate Resources to Provide Operational Excellence and Customer Focus– WPSC is committed to integrating resources and finding the best, most efficient processes while meeting any and all applicable regulatory and legal requirements.  Through innovative ideas, embracing change, leveraging individual capabilities and expertise and utilizing creative solutions to meet and exceed our customer's expectations, we will contribute value to Integrys Energy Group's shareholders as well as our customers and assist in lowering costs for certain activities.  WPSC believes the following activities have helped, and will continue to help, integrate resources to provide operational excellence and customer focus:

•	Optimally sourcing work and combining resources to achieve best practices in order to achieve operational excellence and sustainable value for customers and Integrys Energy Group shareholders.

•
Integrys Business Support, LLC, a wholly owned service company of Integrys Energy Group, was formed to achieve a significant portion of the cost synergies anticipated from the merger of Integrys Energy Group with PEC through the consolidation and efficient delivery of various support services and to provide more consistent and transparent allocation of costs throughout Integrys Energy Group and its subsidiaries.

•
Implementation of "Competitive Excellence" across WPSC.  Competitive Excellence utilizes Lean and Six Sigma principles and strives to eliminate work that does not provide value for customers.  This will create more efficient processes, improve the effectiveness of employees, and reduce costs.

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

Continued Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Energy and Energy Related Services – WPSC's mission is the same as Integrys Energy Group's, to provide customers with the best value in energy and related services.  By effectively operating a mixed portfolio of generation assets and investing in new generation, while maintaining or exceeding environmental standards, we are able to provide a safe, reliable, and value priced service to our customers.  We concentrate our efforts on improving and operating efficiently and effectively in order to reduce costs and maintain a low risk profile.  We actively evaluate opportunities for adding more renewable generation to provide additional environmentally sound energy to our portfolio.  WPSC believes the following activities have helped, and will continue to help, integrate resources to provide safe, reliable, competitively priced and environmentally sound energy services:

•
Contract administration and formal project management tools to better manage the costs of our construction expenditure program.  These cost reduction initiatives will provide competitively priced energy and energy related services.

•	NatureWise®, our renewable energy program, was selected as one of the top ten renewable energy programs in the United States for 2006 by the DOE's National Renewable Energy Laboratory.

•
Manage operations to minimize the impact on the environment.  Our Weston 4 facility, scheduled to be placed in service in the first quarter of 2008, will be one of the most efficient electric generation units in the country with state-of-the-art environmental controls which will allow us to reduce the amount of emissions produced for each megawatt-hour of electricity that we generate.  We also expect to maintain or decrease the amount of greenhouse gases released per megawatt-hour generated, and support research and development initiatives that will enable further progress toward decreasing our carbon footprint.

•	Effectively operating a mixed portfolio of generation assets and investing in new generation, like Weston 4, ensures continued reliability for our customers.

RESULTS OF OPERATONS

WPSC's earnings on common stock are as follows:
(Millions)	2007	2006	2005	Change in 2007 over 2006	Change in 2006 over 2005

Earnings on common stock	$110.2	$99.0	$81.4	11.3%	21.6%

2007 earnings on common stock increased $11.2 million and 2006 earnings on common stock increased $17.6 million.  Major factors impacting income were as follows (and are discussed in more detail thereafter):

Electric Utility Operations

Earnings on common stock decreased $1.2 million in 2007 over 2006, driven by a $54.3 million (23.7%) increase in operating and maintenance expense and a combined $3.5 million pretax increase in depreciation and taxes other than income taxes at the regulated electric utility, partially offset by a $57.0 million pretax increase in regulated electric margin, all discussed in more detail below.

Earnings increased $20.6 million from 2005 to 2006, primarily due to the following:

•
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

•
A PSCW ruling, which disallowed recovery of costs that were deferred related to the 2004 Kewaunee nuclear plant outage as well as a portion of the loss on the Kewaunee sale, resulted in the write-off of $13.7 million of regulatory assets in 2005, which resulted in an after-tax reduction in earnings in 2005 of approximately $8 million (positive variance compared with 2006 earnings).

•	A retail electric rate increase had a positive year-over-year impact on earnings.

•	Unfavorable weather conditions in 2006, compared with 2005, had an estimated $9 million year-over-year negative after-tax impact on electric utility earnings.

Natural Gas Utility Operations

Earnings on common stock improved $13.5 million in 2007 over 2006, primarily due to the following:

•	Increased volumes due to colder weather conditions during the 2007 heating season.
•	A natural gas rate increase effective January 12, 2007 also contributed to the increase.

Earnings decreased $3.6 million from 2005 to 2006, primarily due to the following:

•	Unfavorable weather conditions and customer conservation efforts.

Utility Operations

Regulated Electric Segment Operations

	Year Ended December 31,
	2007	2006	2005	Change in 2007 over 2006	Change in 2006 over 2005

Revenues	$1,125.2	$990.6	$932.9	13.6%	6.2%
Fuel and purchased power costs	574.6	497.0	390.6	15.6%	27.2%
Margins	550.6	493.6	542.3	11.5%	(9.0)%

Operating and maintenance expense	283.5	229.2	321.6	23.7%	(28.7)%
Depreciation, amortization and decommissioning expense	74.4	73.2	115.4	1.6%	(36.6)%
Taxes other than income	38.9	36.6	33.7	6.3%	8.6%
Operating income	$153.8	$154.6	$71.6	(0.5)%	115.9%

Sales in kilowatt-hours
Residential	2,895.7	2,871.1	2,850.3	0.9%	0.7%
Commercial and industrial	8,173.4	8,125.1	8,183.9	0.6%	(0.7)%
Wholesale	3,694.1	3,696.9	3,467.8	(0.1)%	6.6%
Other	36.4	36.4	35.9	-	1.4%
Total sales in kilowatt-hours	14,799.6	14,729.5	14,537.9	0.5%	1.3%

Weather
Heating degree days	7,102	6,785	7,401	4.7%	(8.3)%
Cooling degree days	634	521	649	21.7%	(19.7)%

Revenue

2007 Compared with 2006:

Regulated electric revenue increased $134.6 million, driven by the following:

•
On January 11, 2007, the Public Service Commission of Wisconsin issued a final written order authorizing a retail electric rate increase of $56.7 million (6.6%), effective January 12, 2007, for Wisconsin electric customers.

•
On a per-unit basis, fuel and purchased power costs were approximately 17% higher during the year ended December 31, 2007, compared with the same period in 2006.  In addition, sales volumes increased 0.5%, primarily related to an increase in sales volumes to residential and commercial and industrial customers, driven by warmer weather during the cooling season and colder weather during the heating season (a portion of heating load is electric) in 2007, compared with 2006.  The increase in sales volumes related to weather was partially offset by an approximate 2% decrease in weather normalized residential and commercial and industrial customer usage, driven by customer conservation resulting from higher energy costs and weaker general economic conditions.

2006 Compared with 2005:

Regulated electric revenue increased $57.7 million, driven by the following:

•
An approved 2006 electric rate increase for WPSC's retail electric customers and rate increases for WPSC's wholesale customers resulting from the formula rate mechanism in place for these customers.  See Note 22, "Regulatory Environment," for more information related to these rate increases.

•	Electric sales volumes increased 1.3%, primarily related to a 6.6% increase in sales volumes to wholesale customers due to higher demand and new wholesale contracts.

•	Unfavorable weather conditions during both the heating and cooling seasons for the year ended December 31, 2006, compared with 2005, partially offset the increases discussed above.

Margin

2007 Compared with 2006:

The regulated electric margin increased $57.0 million, driven by the following:

•
WPSC's margin was positively impacted by the retail electric rate increases discussed above and by higher electric sales volumes to residential and commercial and industrial customers related to weather.  Favorable weather conditions during both the heating and cooling seasons positively impacted margin by an estimated $6.0 million.

•
The year-over-year change in WPSC's margin was also positively impacted by a $16.2 million decrease in the 2006 margin related to the accrual of the refund to wholesale customers in 2006 of their portion of the Kewaunee nonqualified decommissioning trust fund. Pursuant to regulatory accounting, the decrease in the 2006 margin related to this refund was offset by a corresponding decrease in operating and maintenance expenses in 2006 and, therefore, did not have an impact on earnings.  No such accrual to wholesale customers occurred in 2007; however, the payment of the refund was made in 2007.

•
Partially offsetting the increase in WPSC's margin, fuel and purchased power costs were 3.7% higher than what was recovered in rates during the year ended December 31, 2007, compared with fuel and purchased power costs that were 10.5% less than what was recovered in rates during the same period in 2006, driving a $14.4 million negative variance in WPSC's electric margin.  In 2007, fuel and purchased power prices were above what was projected in the rate case primarily due to higher than anticipated commodity costs and the market effects of unplanned plant outages.  On October 6, 2007, a lightning strike hit Weston 3.  The unit returned to full service on January 14, 2008.  The unscheduled outage did not have a significant impact on the electric utility margin as the Public Service Commission of Wisconsin approved deferral of unanticipated fuel and purchased power costs directly related to the outage.  The outage did, however, cause the price of purchased power from other sources to increase.  Excluding the additional purchased power which resulted from the Weston 3 outage, fuel and purchased power costs at WPSC increased 17% in 2007, compared to the same period in 2006, primarily related to the higher per-unit cost of fuel and purchased power required from the market to serve WPSC's customers.

2006 Compared with 2005:

The regulated electric margin decreased $48.7 million, driven by the following:

•
The sale of the Kewaunee nuclear generation plant to Dominion Energy Kewaunee on July 5, 2005, and the related power purchase agreement had a negative impact on margin.  Excluding the $54.2 million increase in fixed payments made to Dominion Energy Kewaunee during the year ended December 31, 2006, WPSC's electric utility margin increased $5.5 million.

•	The retail and wholesale electric rate increases discussed above had a favorable impact on WPSC's regulated electric margin.

•
WPSC's fuel and purchased power costs were less than were recovered in rates during the year ended December 31, 2006, compared with fuel and purchased power costs that were more than were recovered in rates during the same period in 2005 (the under collection in 2005 was primarily due to the impact 2005 hurricanes had on natural gas prices), which had an estimated $23 million positive year-over-year impact on margin.

•	WPSC's margin was also positively impacted by higher wholesale electric sales volumes, driven by higher demand from existing customers and new wholesale customer contracts.

•
The increase in WPSC's margin was partially offset by a $70.8 million decrease in 2006 margin related to the refund to retail customers and the accrual for the refund to wholesale customers of a portion of the Kewaunee nonqualified decommissioning trust fund.  Pursuant to regulatory accounting, the decrease in margin related to this refund was offset by a corresponding decrease in operating and maintenance expense and, therefore, did not have an impact on earnings.

•	Also, unfavorable weather conditions during the 2006 heating and cooling seasons negatively impacted margin by an estimated $14 million.

Operating Income

2007 Compared with 2006:

Operating income decreased $0.8 million, driven by a $54.3 million (23.7%) increase in operating and maintenance expense and a combined $3.5 million increase in depreciation and taxes other than income taxes at the regulated electric utility, partially offset by the $57.0 million increase in regulated electric margin discussed above.

•
Regulated electric maintenance expenses increased $15.3 million, driven by longer than anticipated planned outages and a higher number of unplanned outages year-over-year (which included major overhauls planned at the Weston 2 and Weston 3 generation stations and the De Pere Energy Center, planned major turbine and generator work performed at the Pulliam electric generation station, and several unplanned outages at the Weston 3 generation station).

•	Regulated electric transmission expenses increased $14.2 million, primarily related to higher rates charged by MISO and ATC due to additional transmission investment.

•
The regulated electric segment of WPSC was allocated external costs to achieve merger synergies (related to the merger of PEC with Integrys Energy Group) of $11.4 million for the year ended December 31, 2007.

•
Amortization in 2006 of the regulatory liability recorded for WPSC's obligation to refund proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to wholesale electric ratepayers contributed $16.2 million to the increase in operating and maintenance expense.  Pursuant to regulatory accounting, the 2006 increase in operating and maintenance expense related to this refund was offset by a corresponding increase in 2006 margin and, therefore, did not have an impact on earnings.

•	Lower pension, post-retirement, and other employee benefit costs partially offset the above increase in regulated electric operating and maintenance expense.

•	An increase in depreciation expense related to continued capital investment at the electric utility, while the increase in taxes other than income reflected an increase in sales year-over-year.

2006 Compared with 2005:

Operating income increased $83.0 million, driven by a $92.4 million decrease in operating and maintenance expense, a $42.2 million decrease in depreciation and amortization expense, partially offset by the $48.7 million decrease in the regulated electric margin discussed previously.

•
Partial amortization of the regulatory liability recorded for WPSC's obligation to refund proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to retail and wholesale electric ratepayers contributed $70.8 million to the decrease in operating expenses in 2006, compared with 2005.  Pursuant to regulatory accounting, the decrease in operating expense related to this refund was offset by a corresponding decrease in margin.

•
Operating and maintenance expense related to the Kewaunee nuclear plant decreased approximately $17 million, driven by the sale of this facility in July 2005.  The decrease in operating and maintenance expense related to Kewaunee did not have a significant impact on income available for common shareholders as WPSC is still purchasing the same amount of power from this facility as it obtained from it when WPSC owned a 59% interest in the plant.  The cost of the power is included as a component of utility cost of fuel, natural gas, and purchased power.

•
As a result of the PSCW's disallowance of certain costs, WPSC incurred a $6.1 million charge in 2005 related to one-half the loss on the sale of Kewaunee, creating a corresponding year-over-year decrease in operating expenses.

•
Also, as disallowed by the PSCW, WPSC wrote-off $2.1 million in 2005 of previously deferred operating and maintenance expenses related to the 2004 extended outage at Kewaunee, creating a corresponding year-over-year decrease in operating expenses.

•	Salaries and employee benefits also decreased in part due to the sale of Kewaunee in 2005.

•	Partially offsetting the decrease in operating and maintenance expense, software amortization increased $7.2 million, driven by the late 2005 implementation of a new customer billing system.

•
Excluding Kewaunee, maintenance expenses at the electric utility segment were up $4.3 million.  Planned maintenance was required on certain combustion turbines, and maintenance expense related to electric distribution assets also increased.

•	Electric transmission expense increased $3.3 million.

•	The change in depreciation, amortization and decommissioning expense from 2005 to 2006 was primarily related to the following:

•
Approximately $41 million of decommissioning expense was recorded during 2005, compared with no decommissioning expense recorded in 2006.  In 2005, realized gains on decommissioning trust assets were substantially offset by decommissioning expense pursuant to regulatory practice (see analysis of "Miscellaneous Income" below).

• A $10.2 million decrease in depreciation expense resulting from the sale of Kewaunee in July 2005. Subsequent to the sale of Kewaunee, decommissioning expense is no longer recorded.

• An increase in depreciation expense related to continued capital investment at the electric utility partially offset the overall decrease in depreciation and decommissioning expense.

Regulated Natural Gas Utility Segment Operations

	Year Ended December 31,
	2007	2006	2005	Change in 2007 over 2006	Change in 2006 over 2005

Revenues	$471.0	$443.8	$522.0	6.1%	(15.0)%
Purchased natural gas costs	322.2	319.8	397.4	0.8%	(19.5)%
Margins	148.8	124.0	124.6	20.0%	(0.5)%

Operating and maintenance expense	68.8	65.1	69.4	5.7%	(6.2)%
Depreciation and amortization expense	22.1	22.6	19.5	(2.2)%	15.9%
Taxes other than income	6.5	6.9	6.1	(5.8)%	13.1%
Operating income	$51.4	$29.4	$29.6	74.8%	(0.7)%

Throughput in therms
Residential	239.4	217.0	241.6	10.3%	(10.2)%
Commercial and industrial	133.9	124.6	134.7	7.5%	(7.5)%
Interruptible	23.1	24.5	36.1	(5.7)%	(32.1)%
Interdepartmental	47.1	27.6	70.8	70.7%	(61.0)%
Transport	344.5	332.2	344.0	3.7%	(3.4)%
Total sales in therms	788.0	725.9	827.2	8.6%	(12.2)%

Weather
Heating degree days	7,102	6,785	7,401	4.7%	(8.3)%

Revenue

2007 Compared with 2006:

Regulated natural gas utility segment revenue increased $27.2 million, driven by the following:

•
On January 11, 2007, the PSCW issued a final written order to WPSC authorizing a retail natural gas rate increase of $18.9 million (3.8%), effective January 12, 2007.  See Note 22, "Regulatory Environment," for more information related to the retail natural gas rate increase at WPSC.

•
An 8.6% increase in natural gas throughput volumes.  The increase in natural gas throughput volumes was driven by a 10.3% increase in residential volumes and a 70.7% increase in natural gas volumes sold to the electric utility.  The increase in sales volumes to residential customers was driven in part by colder year-over-year weather conditions during the 2007 heating season.  The increase in natural gas volumes sold to the electric utility was driven by an increase in the need for the electric utility to run its peaking generation units.

•
Natural gas prices were 10.1% lower on a per-unit basis, compared to 2006, resulting in a decrease in natural gas utility revenue, which partially offset the overall increase in natural gas utility revenue at WPSC.

2006 Compared with 2005:

Regulated natural gas utility segment revenue decreased $78.2 million, driven by the following:

•
A 12.2% decrease in natural gas throughput volumes, primarily related to a 61.0% decrease in natural gas throughput volumes sold to the electric utility for electric generation and a 9.2% decrease in throughput volumes to residential and commercial and industrial customers.  The decrease in throughput volumes to the electric utility resulted from a decrease in the need for the electric utility to run its natural gas-fired peaking generation units during the year ended December 31, 2006, compared with 2005, and from higher dispatch of these peaking generation units by MISO in 2005 for reliability purposes.  The decrease in throughput volumes to residential and commercial and industrial customers was driven by unfavorable weather conditions in 2006 compared with 2005, as well as customer conservation efforts.  Particularly at the beginning of 2006, customers were taking measures to conserve energy as a result of the high natural gas prices in the first half of 2006.

•	In 2006, natural gas prices were 1.4% lower on a per-unit basis, compared with 2005, resulting from a large decline in the price of natural gas in the second half of 2006.

•	Partially offsetting the decrease in natural gas utility revenue was the 2006 natural gas rate increase (see Note 22, "Regulatory Environment," for more information related to this rate increase).

Margin

2007 Compared with 2006:

The regulated natural gas utility segment margin increased $24.8 million, driven by the following:

•	The retail natural gas rate increase as discussed above.

•
An increase in throughput volumes to higher margin residential customers due in part to colder year-over-year weather conditions during the heating season.  The increase in throughput volumes sold to the electric utility did not have a significant impact on WPSC's natural gas utility margin.

2006 Compared with 2005:

The regulated natural gas utility segment margin decreased $0.6 million, driven by the following:

•	A decrease in throughput volumes to higher margin residential and commercial and industrial customers was partially offset by the natural gas rate increase.

Operating Income

2007 Compared with 2006:

Operating income increased $22.0 million, primarily driven by the $24.8 million increase in the regulated natural gas utility margin, a $0.9 million decrease in combined depreciation and amortization expense and taxes other than income, partially offset by a $3.7 million increase in operating and maintenance expense as follows:

•
The change in operating and maintenance expense was primarily related to the allocation of $2.8 million of external costs to achieve merger synergies related to the merger of PEC with Integrys Energy Group.

2006 Compared with 2005:

Operating income was relatively flat in 2006 compared with 2005. The $0.6 million decrease in margin was partially offset by a $0.4 million decrease in operating expenses as explained below:

•	Operating and maintenance expenses decreased $4.3 million, driven by decreases in various employee benefit related expenses.

•	The $3.1 million year-over-year increase in depreciation expense was driven by continued capital investment.

Other Income (Expense)

	Year Ended December 31,
	2007	2006	2005	Change 2007 over 2006	Change 2006 over 2005

Miscellaneous income	$17.6	$15.8	$64.6	11.4%	(75.5%)
Interest expense	(43.5)	(40.4)	(35.9)	7.7%	12.5%
Other (expense) income	$(25.9)	$(24.6)	$28.7	5.3%	-

Miscellaneous Income

2007 Compared with 2006:

The $1.8 million increase in miscellaneous income was primarily driven by:

•	An increase of $2.9 million due to an increase in interest income recognized related to the transmission facilities WPSC is funding on ATC's behalf pending the start-up of Weston 4.

•
The increase was partially offset by a $1.3 million pre-tax gain recognized by WPSC through its ownership in WPS Investments, LLC (a consolidated subsidiary of Integrys Energy Group).  WPS Investments, LLC sold its one-third interest in Guardian Pipeline, LLC in the second quarter of 2006.

2006 Compared with 2005:

Miscellaneous income decreased $48.8 million driven primarily by:

•
Approximately $41 million of realized gains on nuclear decommissioning trust assets recorded during the year ended December 31, 2005.  Pursuant to regulatory practice, the increase in miscellaneous income related to these realized gains was offset by a corresponding increase in decommissioning expense in 2005.

•	Pre-tax gains recognized on land sales decreased $2.0 million, from $4.6 million in 2005 to $2.6 million in 2006.

•
These decreases were partially offset by a $1.3 million pre-tax gain recognized by WPSC through its ownership in WPS Investments, LLC (a consolidated subsidiary of Integrys Energy Group).  WPS Investments, LLC sold its one-third interest in Guardian Pipeline, LLC in the second quarter of 2006.

Interest Expense

2007 Compared with 2006:

Interest expense increased $3.1 million as a result of:

•
An increase in the average amount of both short-term and long-term debt outstanding and higher average short-term interest rates.  The increased borrowings were primarily utilized to fund the construction of Weston 4.

2006 Compared with 2005:

Interest expense increased $4.5 million due primarily to:

•
An increase in the average amount of both short-term and long-term debt outstanding and higher average short-term interest rates.  During 2006, borrowings were primarily utilized to fund the construction of Weston 4.

 Provision for Income Taxes

	Year Ended December 31,
	2007	2006	2005

Effective Tax Rate	37.1%	36.3%	34.3%

The 2007 slight increase in the effective tax rate was primarily driven by benefits and compensation effects offset by the recognition of previously unrecognized tax benefits in compliance with Interpretation 48.

The 2006 slight increase in the effective tax rate was driven primarily by benefits and compensation effects.

BALANCE SHEET

2007 Compared with 2006

Net accounts receivable increased $84.7 million (49.8%), from $170.1 million at December 31, 2006, to $254.8 million at December 31, 2007, primarily due to an $82.3 million receivable from ATC related to the transmission facilities required to support Weston 4 that WPSC is funding on ATC's behalf pending completion of Weston 4.  At December 31, 2006, the amount owed to WPSC by ATC was $20.8 million and was included as a component of other long-term assets.  At December 31, 2007, the $20.8 million was reflected as a receivable from ATC as was the $61.5 million of incremental funding that was incurred in 2007.

Inventories decreased $20.9 million (20.4%), from $102.3 million at December 31, 2006, to $81.4 million at December 31, 2007, driven by a $25.3 million (33.1%) decrease in natural gas in storage.  There was an increase in natural gas volumes sold in the fourth quarter heating season in 2007, compared to 2006 as a result of colder weather conditions, which drove a 30.3% decrease in natural gas volumes in storage at December 31, 2007, compared to December 31, 2006.  Also, the cost per unit of natural gas purchased decreased 10.1% year-over-year, which drove down the average costs of natural gas in storage.

Regulatory assets decreased $76.9 million (25.7%), from $299.0 million at December 31, 2006, to $222.1 million at December 31, 2007.  The regulatory asset related to pension and postretirement benefit related items decreased $58.7 million, primarily related to changes Integrys Energy Group made to certain of its retirement benefit plans.  The regulatory asset related to deferred nuclear costs decreased $10.6 million year-over-year as WPSC is collecting costs incurred, primarily related to an unplanned outage in 2005, in rates.  WPSC is also collecting other costs deferred as regulatory assets in rates, driving year-over-year decreases in several smaller regulatory assets.  Partially offsetting these decreases, WPSC recorded a $22.7 million regulatory asset for incremental costs incurred related to an unplanned outage in 2007 at its Weston 3 generation station due to a lightening strike.  See Note 8, "Regulatory Assets and Liabilities," and Note 22, "Regulatory Environment," for more information.

Net property, plant, and equipment increased $106.0 million (5.4%), from $1,968.9 million at December 31, 2006, to $2,074.9 million at December 31, 2007, due primarily to the following:

●
Capital expenditures in 2007 were $221.1 million, in part due to $100.3 million of capital expenditures related to the construction of Weston 4 and the purchase of unit trains for this facility, $13.3 million of capital expenditures incurred related to electric and gas service for new and existing customers, and $8.6 million related to the purchase of new line transformers.

●	Depreciation and amortization expense of $96.4 million in 2007.

Combined, external short-term and long-term debt increased $115.7 million (16.8%), from $690.6 million at December 31, 2006, to $806.3 million at December 31, 2007.  In November 2007, WPSC issued $125 million of 5.65%, 10-year senior notes.  The net proceeds from the issuance of the senior notes were used to fund construction costs related to Weston 4 and other capital additions, and for other general corporate purposes.

Regulatory liabilities decreased $11.7 million (4.1%), from $286.5 million at December 31, 2006, to $274.8 million at December 31, 2007, driven by the refund in 2007 of a portion ($54.6 million) of the proceeds WPSC received from the liquidation of its non-qualified nuclear decommissioning trust assets.  The majority of the proceeds received from the liquidation of this trust have been refunded at December 31, 2007.  This decrease was partially offset by a $50.8 million regulatory liability recorded at December 31, 2007, related to pension and postretirement benefit related items, primarily resulting from changes Integrys Energy Group made to certain of its retirement benefit plans.   See Note 8, "Regulatory Assets and Liabilities," and Note 18, "Employee Benefit Plans," for more information.

Pension and postretirement benefit obligations decreased $117.9 million (63.2%), from $186.5 million at December 31, 2006, to $68.6 million at December 31, 2007, driven by changes Integrys Energy Group made to certain of its retirement benefit plans and also related to changes made to various assumptions used to measure the plans.  See Note 18, "Employee Benefit Plans," for more information.

LIQUIDITY AND CAPITAL RESOURCES

WPSC believes that its cash, operating cash flows, and borrowing ability based on strong credit ratings, when taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects.  However, WPSC's operating cash flow and access to capital markets can be impacted by macroeconomic factors outside its control.  In addition, WPSC's borrowing costs can be impacted by its short-term and long-term debt ratings assigned by independent rating agencies.  Currently, WPSC believes these ratings continue to be among the best in the energy industry (see "Financing Cash Flows – Credit Ratings" below).

Operating Cash Flows

During 2007, net cash provided by operating activities was $174.2 million, compared with $217.4 million in 2006.  The $43.2 million year-over-year decrease is primarily attributed to $33.6 million of cash received in 2006 from MGUC and MERC related to WPSC's assumption of their pension and post-retirement obligations

During 2006, net cash provided by operating activities was $217.4 million, compared with $87.5 million in 2005.  The $129.9 million year-over-year increase was driven by cash used for costs incurred in 2005 related to the unplanned outage at Kewaunee, the start-up of MISO, and coal shortages; a $33.6 million reduction in cash required to fund working capital requirements in 2006; and $33.6 million of cash received from MGUC and MERC in 2006 related to WPSC's assumption of their pension and post-retirement obligations.  A decrease in the per-unit cost of natural gas in 2006 compared with 2005 drove the lower working capital requirements at WPSC.

Investing Cash Flows

Net cash used for investing activities was $217.0 million in 2007, compared with $321.2 million in 2006.  The $104.2 million year-over-year decrease in cash used for investing activities was primarily related to an $81.8 million decrease in capital expenditures, attributed mainly to Weston 4, as explained below.  Also contributing $44.0 million to the decrease in net cash used for investing activities in 2007 was WPSC's liquidation of the $22.0 million that was deposited into an escrow account in 2006, which was used for the payment of the outstanding principal balance of first mortgage bonds in January 2007 (discussed in "Financing Cash Flows – Significant Financing Activities" below).  These items were partially offset by a $12.3 million year-over-year increase in expenditures related to transmission facilities that WPSC funded on behalf of ATC (ATC will reimburse WPSC for expenditures related to these facilities in 2008).

Net cash used for investing activities was $321.2 million in 2006, compared with $64.5 million in 2005.  The $256.7 million year-over-year increase in cash used for investing activities was related to $112.5 million of proceeds received in 2005 related to the sale of Kewaunee, $127.1 million of proceeds received in 2005 from the liquidation of the related non-qualified decommissioning trust, and $95.1 million of proceeds received in 2005 from DPC upon closing of the sale of a 30% ownership interest in Weston 4.  Also contributing to the increase was the deposit of $22.0 million of funds into an escrow account in 2006 for the payment of the outstanding principal balance of first mortgage bonds in January 2007 (discussed in "Financing Cash Flows - Significant Financing Activities" below).  These items were partially offset by a $97.4 million decrease in capital expenditures in 2006 (discussed below).

Capital Expenditures

Capital expenditures by business segment for the years ended December 31, 2007, 2006, and 2005 were as follows:

	Years Ended December 31,
(Millions)	2007	2006	2005
Electric utility	$191.2	$268.4	$363.9
Natural gas utility	29.9	34.5	36.4
WPSC Consolidated	$221.1	$302.9	$400.3

The decrease in capital expenditures at the electric utility in 2007 compared with 2006 was mainly due to lower capital expenditures associated with the construction of Weston 4.  Weston 4 is scheduled to be placed in service in the first quarter of 2008.

The decrease in capital expenditures at the electric utility in 2006 compared with 2005 was mainly due to lower capital expenditures associated with the construction of Weston 4.

Financing Cash Flows

Net cash provided by financing activities was $46.1 million in 2007, compared with $102.1 million in 2006.  The $56.0 million decrease was primarily driven by a $60.0 million year-over-year decrease in equity contributions WPSC received from Integrys Energy Group.  The equity contributions are necessary in order to comply with WPSC's allowed capital structure as determined by the PSCW, and the decrease was made possible by WPSC's decrease in cash used for investing activities in 2007, compared with 2006.

Net cash provided by financing activities was $102.1 million in 2006, compared with net cash used for financing activities of $24.0 million in 2005.  The change was primarily driven by the issuance of $147.0 million of long-term debt to finance capital expenditures.  In 2005, capital expenditures were primarily financed by proceeds received from the sale of Kewaunee, proceeds received from the liquidation of the non-qualified nuclear decommissioning trust, and proceeds received from the sale to DPC of a partial interest in the Weston 4 power plant.

Significant Financing Activities

WPSC had outstanding commercial paper borrowings of $50.7 million and $38.0 million at December 31, 2007, and 2006, respectively.  WPSC had other outstanding short-term debt of $10.0 million as of December 31, 2007, and 2006.

In November 2007, WPSC issued $125.0 million of 5.65%, 10-year senior notes.  The net proceeds from the issuance of the senior notes were used to fund construction costs and capital additions, retire short-term indebtedness, as well as for general corporate utility purposes.

On December 14, 2006, the Village of Weston, Wisconsin, issued $22.0 million of 3.95% Pollution Control Refunding Revenue Bonds and loaned the proceeds from the sale of the bonds to WPSC.  In return, WPSC issued $22.0 million of 3.95% senior notes, due in 2013, to the Village of Weston.  At December 31, 2006, the $22.0 million of proceeds received from the Village of Weston were classified as restricted cash.  In January 2007, WPSC used the restricted cash to repay the outstanding principal balance of its 6.90% first mortgage bonds which originally were to mature in 2013.

In December 2006, WPSC also issued $125.0 million of 5.55% 30-year senior notes.  The net proceeds from the issuance of the senior notes were used for general corporate utility purposes, including funding construction costs and capital additions and reducing short-term indebtedness.

Credit Ratings

WPSC uses internally generated funds and commercial paper borrowings to satisfy most of its capital requirements.  WPSC periodically issues long-term debt, receives equity contributions from Integrys Energy Group, and makes payments for return of capital to Integrys Energy Group to reduce short-term debt, fund future growth, and maintain capitalization ratios as authorized by the PSCW.

The current credit ratings for WPSC are listed in the table below.

Credit Ratings	Standard & Poor's	Moody's
Issuer credit rating First mortgage bonds Senior secured debt Preferred stock Commercial paper Credit facility	A A+ A BBB+ A-2 n/a	A1 Aa3 Aa3 A3 P-1 A1

We believe these ratings continue to be among the best in the energy industry and allow us to access commercial paper and long-term debt markets on favorable terms.  Credit ratings are not recommendations to buy and are subject to change, and each rating should be evaluated independently of any other rating.

On November 13, 2007, Standard & Poor's revised the outlook on WPSC to stable from negative.  Standard & Poor's outlook had been negative since February 21, 2007, as discussed below.  The revised outlook reflects Integrys Energy Group's progress to improve its financial position and business profiles since its one-notch downgrade on February 21, 2007.  On November 13, 2007, Standard & Poor's also reaffirmed its A rating to WPSC's senior secured debt.

On February 21, 2007, Standard & Poor's lowered all WPSC's issue-specific ratings by one notch as they stated "WPSC's liquidity is being pressured by its ongoing construction program."  Standard & Poor's outlook for all Integrys Energy Group related companies was negative pending successful integration of recent acquisitions.

On February 21, 2007, Moody's downgraded WPSC's senior secured rating to Aa3 from Aa2, its senior unsecured bank credit facility to A1 from Aa3, and its preferred stock to A3 from A2 and confirmed WPSC's commercial paper rating at Prime-1.  Moody's actions to downgrade were due to their concerns about the company's capital expenditure program leading to increased debt levels and pressured financial metrics in the near term.

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of WPSC, including its subsidiary.

		Payments Due By Period
Contractual Obligations As of December 31, 2007 (Millions)	Total Amounts Committed	2008	2009-2010	2011-2012	2013 and Thereafter

Long-term debt principal and interest payments(1)	$1,196.9	$40.4	$80.8	$371.6	$704.1
Operating lease obligations(2)	8.9	2.9	2.7	1.9	1.4
Commodity purchase obligations	1,952.9	391.7	684.2	419.1	457.9
Purchase orders(3)	216.0	216.0	-	-	-
Minimum pension funding	308.0	27.1	53.3	40.0	187.6
Total contractual cash obligations	$3,682.7	$678.1	$821.0	$832.6	$1,351.0

(1) Represents bonds issued, notes issued, and loans made to WPSC. All principal obligations are recorded on the Consolidated Balance Sheet.

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

Capital Requirements

Construction expenditures for WPSC for the three-year period 2008 through 2010 are as follows:

(Millions)
Environmental projects	$300.4
Wind generation projects	252.0
Electric and natural gas distribution projects	223.2
Natural gas laterals to connect to Guardian pipeline	65.4
Weston 4(1)	18.9
Other projects	131.9
Total capital expenditures	$991.8

(1) As of December 31, 2007, WPSC has incurred a total cost of approximately $516 million related to its ownership    interest in the project.  WPSC has incurred approximately $77 million and expects to incur an additional $16 million related to the construction of the transmission facilities required to support Weston 4.  ATC will reimburse WPSC for these transmission facilities and related carrying costs (approximately $8 million in carrying costs) when Weston 4 becomes operational.  Weston 4 is scheduled to be placed in service in the first quarter of 2008.

All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, market volatility, and economic trends.

Capital Resources

As of December 31, 2007, WPSC was in compliance with all of the covenants under its lines of credit and other debt obligations.

For the period 2008 through 2010, WPSC plans to use internally generated funds net of forecasted dividend payments, cash proceeds from asset sales, and debt and equity financings to fund capital requirements.  WPSC plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes WPSC has adequate financial flexibility and resources to meet its future needs.

In May 2004, WPSC filed a shelf registration with the SEC authorizing the issuance of up to $350 million of senior debt securities.  WPSC issued $125 million of senior debt securities under this registration statement in December 2006 and an additional $125 million of senior debt securities under this registration statement in November 2007, leaving existing capacity under the registration statement of $100 million as of December 31, 2007.

See Note 12, "Short-Term Debt and Lines of Credit," for more information on WPSC's credit facilities and other short-term credit agreements.

Other Future Considerations

Asset Management Strategy

WPSC continues to pursue alternatives for the sale of the balance of its identified real estate holdings no longer needed for operation.

Regulatory Matters and Rate Trends

To mitigate the volatility of electric fuel generation and purchased power costs in 2008 and beyond, WPSC is employing risk management techniques pursuant to its PSCW approved Risk Plan and Policy, including the use of derivative instruments such as futures and options.

In WPSC's retail electric rate proceeding for 2006, the PSCW applied a "financial harm" test when considering the rate recovery of certain costs previously authorized for deferred accounting treatment.  The PSCW has not applied a financial harm test previously when considering the rate recovery of costs that were previously authorized for deferral.  In WPSC's rate proceeding for 2006, after applying the financial harm test, the PSCW disallowed rate recovery of the 2004 extended outage at Kewaunee.  The PSCW also disallowed recovery of 50% of the pre-tax loss realized on the sale of Kewaunee.  None of these disallowed costs were found to be imprudent by the PSCW.  Notwithstanding the PSCW's decision on these Kewaunee related deferred costs, WPSC still believes it is probable that all regulatory assets recorded at December 31, 2007, will be able to be collected from ratepayers.

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

For a discussion of regulatory filings and decisions, see Note 22, "Regulatory Environment."

Seams Elimination Charge Adjustment

See Note 22, "Regulatory Environment," for detailed information on the Seams Elimination Charge Adjustment.

Michigan Taxes

On July 12, 2007, the Michigan Governor signed legislation that replaced the Single Business Tax with an effective date of January 1, 2008.  On September 30, 2007, the Michigan legislature passed, and the governor signed into law, a "SFAS No. 109" amendment to the new Michigan Business Tax (MBT), providing a future tax deduction for existing book-tax differences.  This legislation allows companies to record a state deferred tax asset for this future tax deduction, which offsets the state deferred tax liability recorded in the third quarter of 2007 for this new MBT.

On September 30, 2007, the Michigan legislature passed a bill that will expand the state's 6% sales tax to additional services.  The Governor signed the legislation on September 30, 2007.  On December 1, 2007, the Governor signed legislation that would repeal the previous expansion of the state's sales tax.  The same legislation added an annual surcharge to taxpayer's MBT liability.  These new provisions discussed above are effective as of January 1, 2008, at which time we began recording the effects on current earnings.

Environmental

See Note 16, "Commitments and Contingencies," for a detailed discussion of environmental considerations.

Wisconsin Energy Efficiency and Renewables Act

In March 2006, Wisconsin's Governor signed 2005 Wisconsin Act 141 (2005 Senate Bill 459), the Energy Efficiency and Renewables Act, which requires Wisconsin electric providers to increase the amount of renewable electricity they sell by 2% above their current level before 2010 and 6% above their current level by 2015.  The goal is to have 10% of the state's electricity generated from renewable sources by 2015, which is intended to increase the use of renewable energy in Wisconsin, promote the development of renewable energy technologies, and strengthen the state's energy efficiency programs.  As of December 31, 2007, approximately 4% of Integrys Energy Group's generation in Wisconsin is from renewable sources.  Integrys Energy Group continuously evaluates alternatives for cost effective renewable energy sources and will secure reliable and efficient renewable energy sources to meet both requirements by their respective dates.  Currently, WPSC is negotiating a transaction to purchase a 99-megawatt wind generation project, to be constructed in Howard County, Iowa.  An agreement with the counterparty is anticipated to be reached in the first quarter of 2008.

Michigan 21st Century Energy Plan

On January 31, 2007, the MPSC Chairman presented the "21st Century Energy Plan" to Michigan's Governor.  The plan recognizes the increased need for energy in the next 20 years.  The plan proposes an alternative method of receiving pre-construction approval for significant generating plant additions versus the alternative of building a generation plant and then seeking approval for recovery of costs.  The plan calls for legislation to implement a 10% renewable energy portfolio standard by 2015 as well as a statewide energy efficiency program.  Discussions have moved to the legislature and several bills have been introduced, though none have been enacted at this time.

Midwest Independent Transmission System Operator

WPSC is a member of the MISO, which operates a financial and physical electric wholesale market in the Midwest.  The market pricing is based on a locational marginal pricing system.  MISO participants offer their generation and bid their customer load into the market on an hourly basis and on a day ahead basis.  This results in net receipts from, or net obligations to, MISO for each hour of each day.  MISO aggregates these hourly transactions and provides bi-weekly settlement statements.  These disputable settlements have an adjustment period based on the subsequent data which may require billing adjustments resulting in increases or decreases to the net MISO receipt or obligation.  WPSC anticipates that the billing adjustments will be recovered through the state rate recovery process.

New Accounting Pronouncements

See Note 1(t), "New Accounting Pronouncements," for a detailed discussion of new accounting pronouncements.

GUARANTEES AND OFF BALANCE SHEET ARRANGEMENTS

See Note 17, "Guarantees," for information regarding WPSC's guarantees.

CRITICAL ACCOUNTING POLICIES

The following accounting policies have been identified to be critical to the understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain.  WPSC's management has discussed these critical accounting policies with the Audit Committee of the Board of Directors of its parent, Integrys Energy Group.

Asset Impairment

WPSC annually reviews its assets for impairment.  SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," and SFAS No. 142, "Goodwill and Other Intangible Assets," form the basis for these analyses.

WPSC recorded goodwill of $36.4 million in its gas utility segment resulting from the Wisconsin Fuel and Light acquisition in 2001.  The goodwill is tested for impairment annually or when events or circumstances warrant based on the guidance of SFAS No. 142.  The test for impairment includes assumptions about future profitability of our natural gas utility reporting unit and the correlation between our natural gas utility operations and published projections for other similar natural gas utility operations.  A significant change in the natural gas utility market and/or our projections of future profitability could result in an impairment loss.

Receivables and Reserves

WPSC accrues estimated amounts of revenue for services rendered but not yet billed.  Estimated unbilled sales are calculated using actual generation and throughput volumes, recorded sales, and weather factors. The estimated unbilled sales are assigned different rates based on historical customer class allocations.  At December 31, 2007 and 2006, WPSC's unbilled revenues were $72.0 million and $60.0 million, respectively.  Any difference between actual sales and the estimates are recorded in revenue in the next period.  Differences historically have not been significant.

WPSC records reserves for potential uncollectible customer accounts as a regulatory asset and an uncollectible reserve on the balance sheet.

Pension and Postretirement Benefits

The costs of providing non-contributory defined benefit pension benefits and other postretirement benefits, described in Note 18, "Employee Benefit Plans," are dependent upon numerous factors resulting from actual plan experience and assumptions regarding future experience.

Pension and other postretirement benefit costs are impacted by actual employee demographics (including age, compensation levels, and employment periods), the level of contributions made to the plans, and earnings on plan assets.  Pension and other postretirement benefit costs may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, discount rates used in determining the projected pension and other postretirement benefit obligations and pension and other postretirement benefit costs, and health care cost trends.  Changes made to the plan provisions may also impact current and future pension and other postretirement benefit costs.

WPSC's pension and other postretirement benefit plan assets are primarily made up of equity and fixed income investments.  Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods.  Management believes that such changes in costs would be recovered through the ratemaking process.

The following chart shows how a given change in certain actuarial assumptions would impact the projected benefit obligation and the reported annual pension cost on the income statement.  Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percent Change in Assumption	Impact on Projected Benefit Obligation	Impact on Pension Cost
Discount rate	(0.5)	$39.4	$0.8
Discount rate	0.5	(37.4)	(2.0)
Rate of return on plan assets	(0.5)	N/A	2.4
Rate of return on plan assets	0.5	N/A	(2.4)

The following chart shows how a given change in certain actuarial assumptions would impact the accumulated other postretirement benefit obligation and the reported annual other postretirement benefit cost on the income statement.  Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percent Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on Postretirement Benefit Cost
Discount rate	(0.5)	$16.3	$1.4
Discount rate	0.5	(15.1)	(1.2)
Health care cost trend rate	(1.0)	(27.0)	(4.0)
Health care cost trend rate	1.0	33.3	4.4
Rate of return on plan assets	(0.5)	N/A	0.7
Rate of return on plan assets	0.5	N/A	(0.7)

In selecting an assumed discount rate, the Mercer Pension Discount Yield Curve is used, which considers bonds, rated by Moody's as "Aa" or better, selected from the Lehman Brothers database that are non-callable.  Regression analysis is applied to construct a best-fit curve that makes coupon yields to maturity a function of time to maturity.  The pension or retiree medical cash flows are then matched to the appropriate spot rates and discounted back to the measurement date.

To select an assumed long-term rate of return on qualified plan assets, the historical returns and the future expectations for returns for each asset class are considered, as well as the target allocation of the benefit trust portfolios.  The assumed long-term rate of return was 8.5% in 2007, 2006, and 2005.  For 2007, 2006, and 2005, the actual rates of return on pension plan assets, net of fees, were 7.3%, 11.3%, and 6.9%, respectively.

The determination of expected return on qualified plan assets is based on a market-related valuation of assets, which reduces year-to-year volatility.  Cumulative gains and losses in excess of 10% of the greater of the pension benefit obligation or market-related value are amortized over the average remaining future service to expected retirement ages.  Realized and unrealized gains and losses on plan assets are recognized for purposes of calculating benefit cost over a five-year period.  Because of this method, the future value of assets will be impacted as previously deferred gains or losses are recorded.

In selecting assumed health care cost trend rates, past performance and forecasts of health care costs are considered.  More information on health care cost trend rates can be found in Note 18, "Employee Benefit Plans."

For a table showing future payments that WPSC expects to make for pension and other postretirement benefits, see Note 18, "Employee Benefit Plans."

Regulatory Accounting

The electric and natural gas utility segments of WPSC follow SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," and our financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating these segments.  We defer certain items that would otherwise be immediately recognized as expenses and revenues because our regulators have authorized deferral of these items as regulatory assets and regulatory liabilities for future recovery or refund to customers.  Future recovery of regulatory assets is not assured, but is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness.  Management regularly assesses whether these regulatory assets and liabilities are probable of future recovery or refund by considering factors such as changes in the regulatory environment, earnings at the utility segments, and the status of any pending or potential deregulation legislation.  Once approved, we amortize the regulatory assets and liabilities into income over the rate recovery period.  If recovery of costs is not approved or is no longer deemed probable, these regulatory assets or liabilities are recognized in current period income.

If our regulated electric and natural gas utility segments would no longer meet the criteria for application of SFAS No. 71, we would discontinue its application as defined under SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of SFAS No. 71."  Assets and liabilities recognized solely due to the actions of rate regulation would no longer be recognized on the balance sheet and would be classified as an extraordinary item in income for the period in which the discontinuation occurred.  A write-off of all of WPSC's regulatory assets and regulatory liabilities at December 31, 2007, would result in a 7.4% decrease in total assets, a 15.1% decrease in total liabilities, and a 29.3% increase in income before taxes.

Tax Provision

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes for each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheet.  We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance, which is offset by an adjustment to income tax expense in the income statement.  The interpretation of tax laws involves uncertainty, since tax authorities may interpret them differently.  As of January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109".  As allowed under Interpretation No. 48, WPSC elected to change its method of accounting to record interest and penalties paid on income tax obligations as a component of income tax expense.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets.  The assumptions involved are supported by historical data, reasonable projections, and technical interpretations of applicable tax law and regulation across multiple taxing jurisdictions.  Significant changes in these assumptions could have a material impact on WPSC's financial condition and results of operations.

IMPACT OF INFLATION

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

Commodity Price Risk and Regulatory Recovery Risk

The electric operations of WPSC purchase natural gas and coal for use in power generation. They also purchase power on the MISO market at a price that is often reflective of the underlying cost of natural gas used in power generation.  As a result, the electric operations of WPSC are subject to commodity price risk, which is managed in a number of ways, the primary method being fuel recovery mechanisms reflected in the rates charged to customers.

Prudent fuel and purchased power costs are recovered from customers under one-for-one recovery mechanisms by the Michigan retail electric operations and wholesale electric operations of WPSC.  The costs of natural gas used by the natural gas operations of WPSC are generally also recovered from customers under one-for-one recovery mechanisms.  These recovery mechanisms greatly reduce commodity price risk for the utilities.

WPSC's Wisconsin retail electric operations do not have a one-for-one recovery mechanism for price fluctuations, but annual rate cases have mitigated the year-to-year price risk.  For intra-year price risk, a "fuel window" mechanism is used to recover costs resulting from significant price volatility.  Under the fuel window, if actual fuel and purchased power costs deviate by more than 2% (the range for 2007 and 2008), a rate review can be triggered.  Once a rate review is triggered, rates may be reset (subject to PSCW approval) for the remainder of the year to recover, on an annualized basis, the projected increase in the cost of fuel and purchased power.  For 2008, under the order approving the PEC merger, WPSC was allowed to adjust Wisconsin retail electric rates effective January 1, 2008, to take into account the impact of natural gas prices on purchased power costs, as well as changes in the price of coal, rail costs to ship the coal, and natural gas used for fuel.  However, for 2008, WPSC was not allowed to adjust retail electric rates for other changes.

To manage commodity price risk, WPSC enters into contracts of various durations for the purchase and/or sale of natural gas, fuel for electric generation, and electricity.  In addition, the electric and natural gas operations of WPSC are employing risk management techniques pursuant to the risk policies approved by the PSCW, which include the use of derivative instruments such as futures and options.

Interest Rate Risk

WPSC is exposed to interest rate risk resulting primarily from its short-term commercial paper borrowings and projected near-term debt financing needs. Exposure to interest rate risk is managed by limiting the amount of variable rate obligations and continually monitoring the effects of market changes in interest rates.  WPSC enters into long-term fixed rate debt when it is advantageous to do so.

Due to short-term commercial paper borrowings, WPSC has exposure to variable interest rates.  Based on the variable rate debt of WPSC outstanding at December 31, 2007, a hypothetical increase in market interest rates of 100 basis points would have increased annual interest expense by $0.6 million.  Comparatively, based on the variable rate debt outstanding at December 31, 2006, an increase in interest rates of 100 basis points would have increased interest expense in 2006 by $0.5 million. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.  In the event of a significant change in interest rates, management would take action to mitigate WPSC’s exposure to the change.

Equity Return and Principal Preservation Risk

WPSC currently funds liabilities related to employee benefits through various external trust funds.  The trust funds are managed by numerous investment managers and hold investments in debt and equity securities.  Changes in the market value of these investments can have an impact on the future expenses related to these liabilities.  WPSC maintains a qualified pension plan for employees' retirement.  Declines in the equity markets or declines in interest rates may result in increased future pension costs for the plan and possible future required contributions. Changes in the market value of investments related to other employee benefits could also impact future contributions.  WPSC monitors the trust fund portfolio by benchmarking the performance of the investments against certain security indices. The employee benefit costs are recovered in customers' rates, mitigating the equity return and principal preservation risk on these exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.  MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

WPSC's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2007, WPSC's internal control over financial reporting is effective based on those criteria.

WPSC's independent registered public accounting firm has issued an audit report on the effectiveness of WPSC's internal control over financial reporting.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

B.  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors Wisconsin Public Service Corporation:

We have audited the internal control over financial reporting of Wisconsin Public Service Corporation and subsidiary (the "Company") as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 27, 2008

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C. CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31
(Millions)	2007	2006	2005

Operating revenues
Electric	$1,125.1	$990.6	$932.9
Natural gas	471.0	443.8	522.0
Total operating revenues	1,596.1	1,434.4	1,454.9

Electric production fuels	162.6	142.6	188.0
Purchased power	411.1	353.5	201.7
Natural gas purchased for resale	322.2	319.8	397.4
Operating and maintenance expenses	352.3	294.2	393.2
Depreciation and amortization expense	96.4	95.8	134.9
Taxes other than income taxes	45.5	43.5	39.8
Operating income	206.0	185.0	99.9

Miscellaneous income	17.6	15.8	64.6
Interest expense	(43.5)	(40.4)	(35.9)
Other (expense) income	(25.9)	(24.6)	28.7

Income before taxes	180.1	160.4	128.6
Provision for income taxes	66.8	58.3	44.1
Net income	113.3	102.1	84.5
Preferred stock dividend requirements	3.1	3.1	3.1
Earnings on common stock	$110.2	$99.0	$81.4

The accompanying notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D. CONSOLIDATED BALANCE SHEETS

At December 31
(Millions)	2007	2006

Assets
Cash and cash equivalents	$4.1	$0.8
Restricted cash	-	22.0
Accounts receivable, net of reserves of $4.0 and $7.0, respectively	254.8	170.1
Receivables from related parties	14.6	18.9
Accrued unbilled revenues	72.0	60.0
Inventories	81.4	102.3
Assets from risk management activities	14.2	17.5
Regulatory assets	49.3	8.7
Materials and supplies, at average cost	24.3	24.5
Prepaid federal income tax	46.5	31.6
Prepaid gross receipts tax	34.9	34.1
Other current assets	7.2	13.2
Current assets	603.3	503.7

Property, plant, and equipment, net of accumulated depreciation of $1,071.2 and $1,046.0,
respectively	2,074.9	1,968.9
Regulatory assets	172.8	290.3
Receivables from related parties	48.2	56.4
Other	118.4	137.3
Total assets	$3,017.6	$2,956.6

Liabilities and Shareholders' Equity
Short-term debt	$60.7	$48.0
Current portion of long-term debt	-	22.0
Accounts payable	186.0	178.1
Payables to related parties	52.1	25.2
Liabilities from risk management activities	6.0	11.3
Regulatory liabilities	21.9	14.5
Other current liabilities	73.7	56.5
Current liabilities	400.4	355.6

Long-term debt to parent	10.5	11.0
Long-term debt	745.6	620.6
Deferred income taxes	161.4	156.8
Deferred investment tax credits	11.9	12.9
Regulatory liabilities	252.9	272.0
Environmental remediation liabilities	67.5	67.8
Pension and postretirement benefit obligations	68.6	186.5
Payables to related parties	19.2	18.1
Other	81.8	104.1
Long-term liabilities	1,419.4	1,449.8

Commitments and contingencies

Preferred stock with no mandatory redemption	51.2	51.2
Common stock equity	1,146.6	1,100.0
Total liabilities and shareholders' equity	$3,017.6	$2,956.6

The accompanying notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

E. CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31
(Millions, except share amounts)		2007	2006

Common stock equity
Common stock, $4 par value, 32,000,000 shares authorized,
23,896,962 shares outstanding		$95.6	$95.6
Premium on capital stock		713.8	685.1
Accumulated other comprehensive loss		-	(0.2)
Retained earnings		337.2	319.5
Total common stock equity		1,146.6	1,100.0

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized with no mandatory redemption -
Series	Shares Outstanding
5.00	% 131,916	13.2	13.2
5.04	% 29,983	3.0	3.0
5.08	% 49,983	5.0	5.0
6.76	% 150,000	15.0	15.0
6.88	% 150,000	15.0	15.0
Total preferred stock		51.2	51.2

Long-term debt to parent
Series	Year Due
8.76	% 2015	4.3	4.5
7.35	% 2016	6.2	6.5
Total long-term debt to parent		10.5	11.0

Long-term debt
First mortgage bonds
Series	Year Due
6.90	% 2013	-	22.0
7.125	% 2023	0.1	0.1
Senior notes
Series	Year Due
6.125	% 2011	150.0	150.0
4.875	% 2012	150.0	150.0
3.95	% 2013	22.0	22.0
4.80	% 2013	125.0	125.0
5.65	% 2017	125.0	-
6.08	% 2028	50.0	50.0
5.55	% 2036	125.0	125.0
Total first mortgage bonds and senior notes		747.1	644.1
Unamortized discount on long-term debt, net		1.5	1.5
Total		745.6	642.6
Current portion		-	(22.0)
Total long-term debt		745.6	620.6
Total capitalization		$1,953.9	$1,782.8

The accompanying notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

F. CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

						Accumulated
				Capital in		Other
	Comprehensive		Common	Excess of	Retained	Comprehensive
(Millions)	Income	Total	Stock	Par Value	Earnings	Income / (Loss)

Balance at December 31, 2004	-	$899.7	$95.6	$516.0	$308.8	$(20.7)
Earnings on common stock	$81.4	81.4	-	-	81.4	-
Other comprehensive income - minimum pension liability (net of taxes of $11.3)	16.9	16.9	-	-	-	16.9
Comprehensive income	$98.3	-	-	-	-	-
Net equity infusions from parent	-	75.0	-	75.0	-	-
Dividends to parent	-	(81.0)	-	-	(81.0)	-
Other	-	4.5	-	4.8	(0.3)	-

Balance at December 31, 2005	-	$996.5	$95.6	$595.8	$308.9	$(3.8)
Earnings on common stock	$99.0	99.0	-	-	99.0	-
Other comprehensive income - minimum pension liability (net of taxes of $2.5)	3.8	3.8	-	-	-	3.8
Comprehensive income	$102.8	-	-	-	-	-
Net equity infusions from parent	-	85.0	-	85.0	-	-
Dividends to parent	-	(88.0)	-	-	(88.0)	-
Adjustments to initially apply SFAS No. 158 (net of taxes of $0.1)	-	(0.2)	-	-	-	(0.2)
Other	-	3.9	-	4.3	(0.4)	-

Balance at December 31, 2006	-	$1,100.0	$95.6	$685.1	$319.5	$(0.2)
Earnings on common stock	$110.2	110.2	-	-	110.2	-
Comprehensive income	$110.2	-	-	-	-	-
Net equity infusions from parent	-	25.0	-	25.0	-	-
Dividends to parent	-	(91.2)	-	-	(91.2)	-
Adjustments to SFAS No. 158 (net of taxes of $0.1)	-	0.2	-	-	-	0.2
Other	-	2.4	-	3.7	(1.3)	-

Balance at December 31, 2007	-	$1,146.6	$95.6	$713.8	$337.2	$-

The accompanying notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

G. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2007	2006	2005

Cash flows from operating activities:
Net income	$113.3	$102.1	$84.5

Adjustments to reconcile net income to net cash from
operating activities -
Depreciation and amortization	96.4	95.8	134.9
Gain on nuclear decommissioning trust	-	-	(15.7)
Recovery (deferral) of Kewaunee outage expenses	18.0	9.5	(49.2)
Refund of non-qualified decommissioning fund	(70.6)	(54.5)	-
Deferral of Weston 3 outage expenses	(22.7)	-	-
Recoveries and refunds of other regulatory assets and liabilities	32.1	27.0	26.0
Deferred income taxes	22.5	21.4	(16.4)
Investment tax credit restored	(1.0)	(0.7)	(1.6)
Allowance for equity funds used during construction	(1.2)	(0.7)	(1.5)
Equity income, net of dividends	(3.2)	(2.2)	(12.5)
Pension expense	19.8	26.7	25.2
Postretirement expense	4.8	10.3	13.6
Pension and postretirement funding	(33.5)	(43.2)	(28.6)
Assumption of pension and post retirement liabilities of MERC and MGUC	-	33.6	-
Other, net	(0.7)	3.7	(26.2)
Changes in -
Customer and other receivables	(18.6)	(5.4)	(66.9)
Accrued unbilled revenues	(12.0)	18.1	(9.7)
Inventories	20.9	(2.2)	(23.1)
Prepaid federal income taxes	(14.9)	(14.0)	(13.2)
Miscellaneous assets	5.8	(13.6)	(6.0)
Accounts payable	24.8	(2.7)	68.7
Accrued taxes	2.3	0.5	0.8
Miscellaneous current and accrued liabilities	(8.1)	7.9	4.4
Net cash provided by operating activities	174.2	217.4	87.5

Cash flows from investing activities:
Capital expenditures	(221.1)	(302.9)	(400.3)
Restricted cash for repayment of long-term debt	22.0	(22.0)	-
Transmission interconnection	(23.9)	(11.6)	(6.3)
Proceeds from the sale of Kewaunee power plant	-	-	112.5
Proceeds from the sale of partial interest in Weston 4 power plant	-	-	95.1
Proceeds from the liquidation of non-qualified decommissioning trust	-	-	127.1
Purchases of nuclear decommissioning trust investments	-	-	(18.6)
Sales of nuclear decommissioning trust investments	-	-	18.6
Other	6.0	15.3	7.4
Net cash used for investing activities	(217.0)	(321.2)	(64.5)

Cash flows from financing activities:
Short-term debt - net	12.7	(37.0)	(16.0)
Issuance of long-term debt	125.0	147.0	-
Payments of long-term debt	(22.5)	(0.5)	(0.4)
Net equity contributions from parent	25.0	85.0	75.0
Dividends to parent	(91.2)	(88.0)	(81.0)
Preferred stock dividends	(3.1)	(3.1)	(3.1)
Other	0.2	(1.3)	1.5
Net cash provided by (used for) financing activities	46.1	102.1	(24.0)
Net change in cash and equivalents	3.3	(1.7)	(1.0)
Cash and equivalents at beginning of year	0.8	2.5	3.5
Cash and equivalents at end of year	$4.1	$0.8	$2.5

The accompanying notes are an integral part of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

H.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)            Nature of Operations--WPSC is a regulated electric and natural gas utility.  For more information about WPSC's reportable segments, see Note 23, "Segments of Business."

The term "utility" refers to the regulated activities of the electric and natural gas utility segments, while the term "nonutility" refers to the activities of the electric and natural gas utility segments that are not regulated.

(b)            Consolidation Basis of Presentation--The Consolidated Financial Statements include the accounts of WPSC and its wholly owned subsidiary, after eliminating intercompany transactions and balances, and proportionate shares of jointly owned utility facilities.  The cost method of accounting is used for investments when WPSC owns less than 20% of the voting equity of the company, unless other evidence indicates we have significant influence over the operating and financial policies of the investee.  Investments in businesses not controlled by WPSC, but over which we have significant influence regarding the operating and financial policies of the investee, are accounted for using the equity method.  For additional information on our equity method investments see Note 9, "Investments in Affiliates, at Equity Method."

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

(d)            Cash and Cash Equivalents--We consider short-term investments with an original maturity of three months or less to be cash equivalents.

The following is supplemental disclosure to the WPSC Consolidated Statements of Cash Flows:

(Millions)	2007	2006	2005

Cash paid for interest	$37.6	$32.4	$30.4
Cash paid for income taxes	30.8	37.2	45.3

Significant non-cash transactions were as follows:

(Millions)	2007	2006	2005
Weston 4 construction costs funded through accounts payable	$26.1	$32.0	$33.7

(e)            Revenue and Customer Receivables--Revenues are recognized on the accrual basis and include estimated amounts for electric and natural gas services rendered but not billed.  Currently there are no customers or industries that account for more than 10% of WPSC's revenues.

WPSC uses automatic fuel and purchased power adjustment clauses for both its Michigan retail electric business and its FERC wholesale electric business.  There is a portion of WPSC's wholesale electric business that limits cost recovery to no greater than the 2-year average rate charged to large industrial retail customers for that same period.  The Wisconsin retail electric portion of WPSC's business uses a "cost variance range" approach, based on a specific estimated fuel and purchased power cost for the forecast year.  If WPSC's actual fuel and purchased power costs fall outside this range, the PSCW can authorize an adjustment to future rates.  Decreases to rates can be implemented without a hearing, unless requested by WPSC, PSCW staff, or interveners, while increases to rates are generally subject to a hearing.

Billings to WPSC's retail electric customers under the MPSC's jurisdiction include base rate charges and a power supply cost recovery factor.  Power supply cost recovery factors are established annually to recover projected power supply costs approved by the MPSC.  The MPSC reconciles these factors to actual costs annually and permits 100% recovery of allowed power supply costs.  WPSC recognizes any over or under recovery currently in its revenues, and the regulatory asset or liability is recognized on the balance sheet until settlement.  The deferrals are relieved with additional billings or refunds.

The PSCW approved a modified one-for-one natural gas cost recovery plan for WPSC.  This plan allows WPSC to pass changes in the cost of natural gas on to system natural gas customers, subject to regulatory review by the PSCW for reasonableness.

WPSC is required to provide service and grant credit to customers within their service territories.  The companies continually review their customers' credit-worthiness and obtain or refund deposits accordingly. WPSC is precluded from discontinuing service to residential customers during winter moratorium months.

(f)            Inventories--Inventories consist of natural gas in storage and fossil fuels, including coal.  Average cost is used to value fossil fuels and natural gas in storage.

(g)            Risk Management Activities--As part of our regular operations, WPSC enters into contracts, including options, futures, forwards, and other contractual commitments, to manage changes in commodity prices.

WPSC accounts for derivative instruments pursuant to SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities”, as amended and interpreted. Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and sales exception. If the derivatives qualify for regulatory deferral subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the derivatives are marked to fair value pursuant to SFAS No. 133 and are offset with a corresponding regulatory asset or liability.

WPSC classifies mark-to-market gains and losses on derivative instruments that do not qualify for regulatory deferral as a component of revenues.

(h)            Emission Allowances--WPSC accounts for allowances as inventory at average cost by vintage year.  Emission allowances granted to WPSC are recorded at zero cost.  Charges to income result when allowances are utilized in operating WPSC's generation plants. Gains on sale of allowances are generally returned to ratepayers.

(i)            Property, Plant, and Equipment--Utility plant is stated at the original cost of construction including an allowance for funds used during construction.  The costs of renewals and betterments of units of property (as distinguished from minor items of property) are capitalized as additions to the utility plant accounts.  Except for land, no gain or loss is recognized in connection with ordinary retirements of utility property units.  Maintenance, repair, replacement, and renewal costs associated with items not qualifying as units of property are considered operating expenses.  The utility charges the cost of units of property retired, sold, or otherwise disposed of, less salvage value, to the accumulated provision for depreciation and initially records a regulatory liability for removal costs and charges the costs against the liability as incurred.

WPSC records straight-line depreciation expense over the estimated useful life of utility property and includes amounts for estimated removal and salvage.  The PSCW approved depreciation rates for WPSC effective January 1, 2005. Annual utility composite depreciation rates are shown below.

Annual Utility Composite Depreciation Rates	2007	2006	2005

WPSC – Electric	3.35%	3.36%	3.65%
WPSC – Natural Gas	3.52%	3.57%	3.61%

Interest capitalization is applied to nonutility property during construction, and gain and loss recognition occurs in connection with retirements.  Currently, nonutility property at WPSC consists primarily of land.

WPSC capitalizes certain costs related to software developed or obtained for internal use and amortizes those costs to operating expense over the estimated useful life of the related software, which is usually three to eight years.

(j)            Allowance for Funds Used During Construction--WPSC capitalizes the cost of funds used for construction using a calculation that includes both internal (equity) and external (debt) components, as required by regulatory accounting.  Approximately 50% of WPSC's retail jurisdictional construction in progress expenditures are subject to the allowance for funds used during construction (AFUDC) calculation, except on specific projects approved by the PSCW.  For 2007, WPSC's AFUDC retail rate was 8.61%.  Carrying costs related to Weston 4 are currently being recovered in rates.  WPSC's construction in progress AFUDC debt and equity percentage formula for the wholesale jurisdiction is specified in the FERC's Uniform System of Accounts.  The 2007 average AFUDC wholesale rate was 8.54%.

WPSC's allowance for equity funds used during construction for 2007, 2006, and 2005 was $0.9 million, $0.6 million, and $1.5 million, respectively.  WPSC's allowance for borrowed funds used during construction for 2007, 2006, and 2005 was $0.3 million, $0.2 million, and $0.4 million, respectively.

(k)            Regulatory Assets and Liabilities--The regulated electric and natural gas utility segments of WPSC are subject to the provisions of SFAS No. 71.  Regulatory assets represent probable future revenue associated with certain incurred costs that will be recovered from customers through the ratemaking process.  Regulatory liabilities represent amounts that are refundable in future customer rates. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, we believe that future recovery of our regulatory assets is probable.  If at any reporting date a previously recorded regulatory asset is no longer probable of recovery, the regulatory asset is reduced to the amount considered probable of recovery with the reduction charged to current expense.

(l)            Goodwill and Other Intangible Assets--In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other assets with indefinite lives are not amortized, but are subject to annual impairment tests.  WPSC performs its impairment tests during the second quarter of each year.  The impairment tests are updated whenever events or changes in circumstances indicate that the assets might be impaired.  Based upon the results of testing, no impairments were noted in 2007, 2006, or 2005.
(m)            Retirement of Debt--Premiums, discounts, and expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues.  Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance regulated assets and operations are defined and amortized consistent with regulatory treatment of those items.

(n)            Asset Retirement Obligations-- WPSC applies SFAS No. 143, "Accounting for Asset Retirement Obligations," and Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations."  Under these accounting standards, WPSC recognizes, at fair value, legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development, and/or normal operation of the assets.  A liability is recorded for these obligations as long as the fair value can be reasonably estimated, even if the timing or method of settling the obligation is unknown.  The asset retirement obligations are accreted using a credit-adjusted risk-free interest rate commensurate with the expected settlement dates of the asset retirement obligations.  The associated retirement costs are capitalized as part of the related long-lived assets and are depreciated over the useful lives of the assets.

(o)            Income Taxes--WPSC accounts for income taxes using the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes."  Under this method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements.  Due to the effects of the regulation of WPSC certain adjustments made to defer income taxes are, in turn, recorded as regulatory assets or liabilities.

WPSC adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FAS 109" on January 1, 2007. As a result of the implementation of Interpretation No. 48, WPSC recognized $0.9 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 balance of retained earnings.

Investment tax credits, which have been used to reduce federal income taxes payable, have been deferred for financial reportingpurposes.  These deferred investment tax credits are being amortized over the useful lives of the property to which they relate.

WPSC is included in the consolidated United Statesincome tax return filed by Integrys Energy Group that includes WPSC's wholly owned subsidiary WPS Leasing. WPSC and its consolidated subsidiary are parties to a tax allocation arrangement with Integrys Energy Group and its subsidiaries under which each entity determines its income tax provision on a separate basis.

(p)            Taxes other than income--Integrys Energy Group presents revenue net of pass-through taxes on the Consolidated Statements of Income.

(q)            Guarantees--WPSC applies Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  See Note 17, "Guarantees," for additional information on Interpretation No. 45.

(r)            Stock-Based Employee Compensation--WPSC employees participate in Integrys Energy Group's stock-based employee compensation plans, which are described more fully in Note 21, "Stock-Based Compensation."  Prior to January 1, 2006, these plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."  If WPSC had applied the fair value method defined by SFAS No. 123, "Accounting for Stock-Based Compensation," in 2005, the effect on earnings would have been immaterial.  Effective January 1, 2006, WPSC adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method.  Under this transition method, prior periods' results are not restated.  Stock-based compensation cost for 2006 included compensation cost for all stock-based compensation awards granted prior to, but not yet fully vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, adjusted for estimated future forfeitures.  The fair values of stock-based compensation awards granted after January 1, 2006 were estimated in accordance with the provisions of SFAS No. 123(R).  There was no material cumulative effect of a change in accounting principle recorded upon adoption of SFAS No. 123(R).  The implementation of SFAS No. 123(R) had an immaterial impact on cash flows from operations and cash flows from financing activities.

(s)            Reclassifications--We reclassified certain prior year financial statement amounts to conform to the current year presentation.  Significant reclassifications are as follows:

Consolidated Balance Sheet

Customers electing a budget payment plan had a credit balance of $16.1 million at December 31, 2006.  Since this balance is subject to change based upon the amount of future billings, this balance was reclassified from accounts payable to other current liabilities to conform to the December 31, 2007 presentation.

At December 31, 2006, WPSC previously reported non-utility property, plant, and equipment of $9.8 million within other long-term assets.  The $9.8 million was reclassified from other long-term assets to property, plant, and equipment in order to conform to the December 31, 2007 presentation.

At December 31, 2006, WPSC previously reported accrued labor costs of $5.9 million within accounts payable.  The $5.9 million was reclassified from accounts payable to other current liabilities in order to conform to the December 31, 2007 presentation.

At December 31, 2006, WPSC previously reported $4.9 million of taxes payable other than income taxes within accounts payable.  The $4.9 million was reclassified from accounts payable to other current liabilities in order to conform to the December 31, 2007 presentation.

Consolidated Statements of Income

For the year ended December 31, 2006, and 2005, $16.2 million and $8.9 million, respectively, of software and intangible asset amortization expense was reclassified from operating and maintenance expense to depreciation and amortization expense to conform to the presentation for the year ended December 31, 2007.

Consolidated Statement of Cash Flows

The reclassifications discussed above were also reflected as reclassifications in the Consolidated Statements of Cash Flows for the year ended December 31, 2006, and 2005.  These reclassifications had no impact on total operating, investing, or financing activities.

(t)            New Accounting Pronouncements--In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes new criteria to be considered when measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements.  WPSC applies fair value measurements to certain assets and liabilities, primarily derivative instruments, available-for-sale securities, deferred compensation liabilities, financial instruments required to be disclosed at fair value under SFAS No.107, "Fair Value of Financial Instruments," and long-lived assets evaluated for impairments.  SFAS No. 157 is effective for WPSC on January 1, 2008 for financial assets and liabilities and January 1, 2009 for nonfinancial assets and liabilities.

SFAS No. 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best available information.  These assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model.  SFAS No. 157 also requires that we consider our own credit profile in valuing liabilities and specifies that transaction costs should not be considered in the determination of fair value.  On January 1, 2008, WPSC recognized an immaterial increase to operating income as a result of considering its own credit profile in the measurement of certain liabilities at fair value.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities."  This standard permits entities to choose to measure many financial instruments and certain other items at fair value, following the provisions of SFAS No. 157.  SFAS No. 159 is effective for WPSC beginning January 1, 2008.  We have chosen not to elect the fair value option for any of our financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations."SFAS No. 141(R) provides greater consistency in the accounting and financial reportingof business combinations.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date.  This includes the measurement of the acquirer’s shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs, and the recognition of changes in the acquirer's income tax valuation allowance and deferred taxes.  This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS No. 141(R) is effective for business combinations consummated after January 1, 2009.  Also effective January 1, 2009, any adjustments to uncertain tax positions from business combinations consummated prior to January 1, 2009 will no longer be recorded as an adjustment to goodwill, but will be reported in income.

NOTE 2--FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate such value:

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes payable, and outstanding commercial paper:  The carrying amount approximates fair value due to the short maturity of these investments and obligations.

Long-term debt and preferred stock:  The fair values of long-term debt and preferred stock are estimated based on the quoted market price for the same or similar issues or on the current rates offered to WPSC for debt of the same remaining maturity.

Risk management assets - net:  Assets and liabilities from risk management activities are recorded at fair value in accordance with SFAS No. 133.

The estimated fair values of WPSC's financial instruments as of December 31 were:

(Millions)	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$4.1	$4.1	$0.8	$0.8
Restricted cash	-	-	22.0	22.0
Accounts receivable - net	254.8	254.8	170.1	170.1
Accounts payable	186.0	186.0	178.1	178.1
Notes payable	10.0	10.0	10.0	10.0
Commercial paper	50.7	50.7	38.0	38.0
Long-term debt	745.6	765.2	642.6	642.7
Preferred stock	51.2	49.6	51.2	48.8
Risk management assets – net	8.2	8.2	5.3	5.3

NOTE 3--RISK MANAGEMENT ACTIVITIES

The following table shows WPSC's assets and liabilities from risk management activities as of December 31, 2007, and 2006:

	Assets		Liabilities
(Millions)	2007	2006	2007	2006
Commodity contracts	$1.2	$3.8	$1.6	$10.2
Financial transmission rights	13.0	13.7	4.4	2.0
Total	$14.2	$17.5	$6.0	$12.2
Balance Sheet Presentation
Current	$14.2	$17.5	$6.0	$11.3
Other long-term	-	-	-	0.9
Total	$14.2	$17.5	$6.0	$12.2

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

NOTE 4--PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment in service at December 31 consist of the following utility assets:

(Millions)	2007	2006
Electric utility	$2,032.9	$1,983.1
Natural gas utility	576.8	575.7
Total utility plant	2,609.7	2,558.8
Less: Accumulated depreciation	1,064.8	1,040.1
Net	1,544.9	1,518.7
Construction in progress	520.7	440.4
Net utility plant	$2,065.6	$1,959.1

Nonutility plant	15.7	15.7
Less: Accumulated depreciation	6.4	5.9
Net nonutility plant	9.3	9.8
Total property, plant, and equipment	$2,074.9	$1,968.9

WPSC's construction in progress increased $80.3 million in 2007 mainly due to the construction of Weston 4.  Weston 4 is scheduled to be placed into service in the first quarter of 2008.

NOTE 5--ACQUISITIONS AND SALES OF ASSETS

Sale of Guardian Pipeline

In April 2006, WPS Investments, LLC, completed the sale of its one-third interest in Guardian Pipeline, LLC to Northern Border Partners, LP for $38.5 million.  WPSC recognized a $1.2 million pre-tax gain in the second quarter of 2006 based on its ownership interest in WPS Investments, LLC.

DPC

In November 2005, WPSC and DPC closed a transaction in which DPC acquired a 30% ownership interest in Weston 4.  Under the terms of the agreement, WPSC received $95.1 million in cash from DPC for its share of Weston 4 construction costs through the date of the closing.  DPC is remitting payments to WPSC for its 30% share of the remaining costs to complete the construction of Weston 4 and will begin to reimburse WPSC for its share of operating costs when the plant is operational.

Sale of Kewaunee

On July 5, 2005, WPSC completed the sale of its 59% ownership interest in Kewaunee to Dominion Energy Kewaunee, LLC, a subsidiary of Dominion Resources, Inc.  At the same time, Wisconsin Power and Light Company sold its 41% ownership interest in Kewaunee to Dominion.

WPSC's share of the cash proceeds from the sale of Kewaunee was $112.5 million.  The sale resulted in a loss of $12.5 million. The loss includes adjustments for the fair value of an indemnity issued to cover certain costs Dominion may incur related an unplanned outage in 2005, as well as certain costs related to the termination of the plant operating agreement and withdrawal from Integrys Energy Group's investment in the Nuclear Management Company, which served as the licensed operator of Kewaunee.

In conjunction with the sale, Dominion received the assets in WPSC's qualified decommissioning trust and assumed responsibility for the eventual decommissioning of Kewaunee.  These trust assets had a pre-tax fair value of $243.6 million at closing.  WPSC retained ownership of the assets contained in its nonqualified decommissioning trust.  Proceeds received from the liquidation of the nonqualified decommissioning trust were $127.1 million, substantially all of which have been refunded to ratepayers.  See Note 22, "Regulatory Environment," for details regarding regulatory treatment of the proceeds received from the nonqualified decommissioning trust and the loss on the sale of Kewaunee.

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

Upon the closing of the sale, WPSC entered into an agreement with Dominion to purchase energy and capacity from the plant consistent with volumes available when WPSC owned Kewaunee.  The power purchase agreement extends through 2013 when the plant's current operating license will expire.

NOTE 6--JOINTLY-OWNED UTILITY FACILITIES

WPSC holds an ownership interest in certain jointly-owned electric generating facilities.  WPSC is entitled to shares of the generating capability and output of each facility equal to its respective ownership interest. WPSC also pays its ownership share of additional construction costs, fuel inventory purchases, and operating expenses unless specific agreements have been executed to limit their maximum exposure to additional costs.  WPSC's share of significant jointly-owned electric generating facilities as of December 31, 2007, is as follows:

(Millions, except for percentages and megawatts)	West Marinette Unit No. 33	Columbia Energy Center	Edgewater Unit No. 4
Ownership	68.0%	31.8%	31.8%
WPSC's share of plant nameplate capacity (megawatts)	56.8	335.2	105.0
Utility plant in service	$18.6	$157.5	$33.3
Accumulated depreciation	$9.2	$98.7	$21.3
In-service date	1993	1975 and 1978	1969

Weston 4 is a nominal 500-megawatt coal-fired generation station that is scheduled to be placed in-service in the first quarter of 2008.  WPSC has a 70% ownership in this facility.

WPSC's share of direct expenses for these plants is recorded in operating expenses in the Consolidated Statements of Income.  WPSC has supplied its own financing for all jointly-owned projects.

NOTE 7--NUCLEAR DECOMMISSIONING TRUST

In conjunction with the sale of Kewaunee in July 2005, the qualified decommissioning trust assets were transferred to Dominion and WPSC liquidated the assets contained in the nonqualified decommissioning trust.  Proceeds received from the liquidation of the nonqualified decommissioning trust are being refunded to ratepayers.  See Note 22, "Regulatory Environment," for details regarding regulatory treatment of the proceeds received from the nonqualified decommissioning trust.

Decommissioning costs collected in customer rates and charges for realized earnings from the trusts were included in depreciation expense.  Realized after-tax trust earnings totaled $41.0 million in 2005 as the trust assets were liquidated due to the sale of Kewaunee.

NOTE 8--REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected in WPSC's consolidated balance sheets as of December 31:

(Millions)	2007	2006

Regulatory assets
Environmental remediation costs (net of insurance recoveries)	$70.0	$74.8
De Pere Energy Center	38.2	40.5
Nuclear costs	34.7	45.3
Weston 3 lightning strike	22.7	-
MISO costs	19.1	20.8
Pension and post-retirement benefit related items	10.9	69.6
Derivatives	6.4	12.2
Reserve for uncollectible accounts	4.0	7.0
Asset retirement obligations	4.0	3.6
Energy recoveries	3.4	8.7
Reduced coal deliveries	3.0	6.6
Income tax related items	1.2	4.6
Other	4.5	5.3
Total	$222.1	$299.0
Balance Sheet Presentation
Current	$49.3	$8.7
Long-term	172.8	290.3
Total	$222.1	$299.0

Regulatory liabilities
Cost of removal reserve	$193.1	$185.5
Pension and post-retirement benefit related items	50.8	-
Derivatives	13.3	15.5
ATC and MISO refunds	5.3	4.2
Income tax related items	4.3	5.1
Energy refunds	1.9	14.5
Non-qualified decommissioning trust	1.3	55.9
Other	4.8	5.8
Total	$274.8	$286.5
Balance Sheet Presentation
Current	$21.9	$14.5
Long-term	252.9	272.0
Total	$274.8	$286.5

WPSC expects to recover its regulatory assets and return its regulatory liabilities through rates charged to customers based on specific ratemaking decisions made by regulators over periods specified by the regulators or over the normal operating period of the assets and liabilities to which they relate.  Based on prior and current rate treatment for such costs, it is probable that WPSC will continue to recover from customers the regulatory assets described above.

Pension and post-retirement benefit related items at December 31, 2007, and 2006, include all adjustments made to implement SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)" which was effective December 31, 2006.

See Note 3, "Risk Management Activities"; Note 5, "Acquisitions and Sales of Assets"; Note 14, "Asset Retirement Obligations"; Note 16, "Commitments and Contingencies"; Note 18, "Employee Benefit Plans"; and Note 22, "Regulatory Environment," for more information on some of the more significant regulatory assets and liabilities listed in the above table.

NOTE 9--INVESTMENTS IN AFFILIATES, AT EQUITY METHOD

Investments in corporate joint ventures and other companies accounted for under the equity method at December 31, are as follows:

(Millions)	2007	2006
ATC (through ownership in WPS Investments, LLC)	$51.3	$49.1
WRPC	9.8	8.9
Other	0.8	0.5
Investments in affiliates, at equity method	$61.9	$58.5

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

ATC

At December 31, 2007, WPSC owned an approximate 5.5% interest in ATC through its 17.3% equity ownership interest in WPS Investments, LLC.  ATC is a for-profit, transmission-only company.  ATC owns, maintains, monitors, and operates electric transmission assets in portions of Wisconsin, Michigan, Minnesota, and Illinois.

During 2003, WPSC transferred its interest in the Wausau, Wisconsin, to Duluth, Minnesota, transmission line to ATC.

WPSC provides construction and other services to and receives network transmission services from ATC. The charges to ATC for services and construction provided by WPSC and the network transmission service costs received from ATC by WPSC at December 31, were as follows:

(Millions)	2007	2006	2005
Charges to ATC for services and construction	$96.1	$124.1	$70.2
Network transmission service costs provided by ATC	$73.3	$59.4	$50.8

WPSC recorded dividends received of $6.4 million, $6.2 million, and $5.3 million from ATC in 2007, 2006, and 2005, respectively.

WRPC

WPSC owns 50% of the voting stock of WRPC, which operates two hydroelectric plants on the Wisconsin River and an oil-fired combustion turbine.  Two-thirds of the energy output of the hydroelectric plants is sold to WPSC, and the remaining one-third is sold to Wisconsin Power and Light.  The electric power from the combustion turbine is sold in equal parts to WPSC and Wisconsin Power and Light.

WPSC has sales to and purchases from WRPC and receives net proceeds from sales of energy into the MISO market from WRPC.  The related party transactions recorded and net proceeds received at December 31, were as follows:

(Millions)	2007	2006	2005
Revenues from services provided to WRPC	$1.0	$1.5	$0.7
Purchases of energy from WRPC	4.7	4.1	4.3
Net proceeds from WRPC sales of energy into the MISO	6.0	4.2	3.1

WPSC recorded dividends received of $0.9 million, $4.2 million, and $7.8 million from WRPC in 2007, 2006, and 2005 respectively.

Of WPSC's equity in net income disclosed below, $1.8 million, $3.2 million, and $4.9 million relates to the investment in WRPC in 2007, 2006, and 2005, respectively.

Other Investments

Other investments accounted for under the equity method include various investments that were not significant at December 31, 2007, 2006, and 2005.

Financial Data

Combined financial data of ATC and WRPC are included in the table below for 2007, 2006, and 2005.

(Millions)	2007	2006	2005
Income statement data
Revenues	$415.6	$347.5	$303.3
Operating expenses	203.9	184.3	171.9
Other expense	54.2	34.9	25.1
Net income	$157.5	$128.3	$106.3

WPSC's equity in net income	$10.4	$11.0	$12.0

Balance sheet data
Current assets	$52.3	$36.2	$34.0
Non-current assets	2,207.8	1,872.4	1,530.5
Total assets	$2,260.1	$1,908.6	$1,564.5

Current liabilities	$317.7	$306.4	$142.5
Long-term debt	899.1	648.9	648.6
Other non-current liabilities	111.1	128.2	102.4
Shareholders' equity	932.2	825.1	671.0
Total liabilities and shareholders' equity	$2,260.1	$1,908.6	$1,564.5

NOTE 10--GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2007, and 2006, goodwill recorded by WPSC's natural gas segment was $36.4 million and was related to WPSC's 2001 acquisition of Wisconsin Fuel and Light Company.  Goodwill is included in other long-term assets on the Consolidated Balance Sheets.

NOTE 11--LEASES

WPSC leases various property, plant, and equipment.  Terms of the leases vary but generally require WPSC to pay property taxes, insurance premiums, and maintenance costs associated with the leased property.  Many of WPSC's leases contain one of the following options: (a) WPSC can, at the end of the lease term, purchase the property at the current fair market value or (b) exercise a renewal option, as set forth in the lease agreement.  Rental expense attributable to operating leases was $4.7 million, $5.3 million, and $5.2 million in 2007, 2006, and 2005, respectively.  Future minimum rental obligations under non-cancelable operating leases are payable as follows:

Year ending December 31
(Millions)

2008	$2.9
2009	1.5
2010	1.2
2011	1.0
2012	0.9
Later years	1.4
Total payments	$8.9

NOTE 12--SHORT-TERM DEBT AND LINES OF CREDIT

WPSC manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to WPSC's short-term debt and lines of credit:

(Millions)	Maturity	12/31/2007	12/31/2006
Credit agreements and revolving notes
Revolving credit facility(1)	6/02/10	$115.0	$115.0
Revolving short-term notes payable(2)	5/13/08	10.0	10.0
Total short-term credit capacity		125.0	125.0

Less:
Letters of credit issued inside credit facilities		3.8	3.8
Loans outstanding under the credit agreements		10.0	10.0
Commercial paper outstanding		50.7	38.0
Available capacity under existing agreements		$60.5	$73.2
(1) Provides backup for WPSC's commercial paper borrowing program.

(2) Facility is renewed every six months, used for general corporate purposes.

WPSC's short-term borrowings consist of commercial paper backed by the unsecured revolving credit agreement and short-term notes as shown in the following table.

(Millions, except for percentages)	2007	2006	2005
Commercial paper outstanding	$50.7	$38.0	$75.0
Average discount rate on outstanding commercial paper	5.65%	5.47%	4.54%
Short-term notes payable outstanding	$10.0	$10.0	$10.0
Average interest rate on short-term notes payable	5.20%	5.30%	4.32%
Maximum amount of short-term debt	$121.2	$121.2	$121.0
Average amount of short-term debt	$55.9	$85.8	$69.9
Average interest rate on short-term debt	5.51%	5.15%	3.22%

The commercial paper at December 31, 2007, had varying maturity dates ranging from January 3, 2008 through January 4, 2008.

NOTE 13--LONG-TERM DEBT

At December 31, 2007, WPSC was in compliance with all covenants relating to outstanding debt.  A schedule of all principal debt payment amounts, including bond maturities and early retirement payments is as follows:

Year ending December 31 (Millions)

2008	$-
2009	-
2010	-
2011	150.0
2012	150.0
Later years	447.1
Total payments	$747.1

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

In November, 2007, WPSC issued $125.0 million of series 5.65% senior notes due November 1, 2017.  The net proceeds from the issuance of the senior notes were used for general corporate utility purposes, including funding construction costs and other capital additions.

WPSC issued $125.0 million of 5.55% 30-year senior notes on December 1, 2006.  The net proceeds from the issuance of the senior notes were used for general corporate utility purposes, including funding construction costs and capital additions and reducing short-term indebtedness.

NOTE 14--ASSET RETIREMENT OBLIGATIONS

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

As discussed in Note 5, "Acquisitions and Sales of Assets," the sale of Kewaunee to Dominion was completed on July 5, 2005.  As a result of the sale, Dominion assumed the asset retirement obligation related to Kewaunee.

Changes to Asset Retirement Obligation Liabilities

The following table describes changes to the asset retirement obligations of WPSC through December 31, 2007.

(Millions)
Asset retirement obligations at December 31, 2004	$364.4
Accretion	12.4
Asset retirement obligation transferred to Dominion	(376.4)
Adoption of Interpretation No. 47	7.3
Asset retirement obligations at December 31, 2005	7.7
Accretion	0.4
Asset retirement obligations at December 31, 2006	8.1
Accretion	0.5
Asset retirement obligations at December 31, 2007	$8.6

NOTE 15--INCOME TAXES

Deferred Tax Assets and Liabilities

Certain temporary differences, in which the offsetting amount is recorded as a regulatory assets or liability, are presented in the table below as net amounts, consistent with regulatory treatment.  The principal components of our deferred tax assets and liabilities recognized in the balance sheets as of December 31 are as follows:

(Millions)	2007	2006
Deferred tax assets:

Plant related	$35.6	$44.5
Employee benefits	42.8	37.2
Regulatory deferrals	-	27.6
Deferred income and deductions	2.5	3.4
Other	1.8	1.0
Total deferred tax assets	82.7	113.7

Deferred tax liabilities:
Plant related	222.0	229.3
Regulatory deferrals	30.6	32.0
Deferred income and deductions	3.7	3.7
Other	0.7	0.4
Total deferred tax liabilities	257.0	265.4

Consolidated Balance Sheet Presentation:
Current deferred tax assets - included in other current assets	-	5.1
Current deferred tax liabilities - included in other current liabilities	(12.9)	-
Long-term deferred tax liabilities	(161.4)	(156.8)
Net deferred tax liabilities	$(174.3)	$(151.7)

Federal Income Tax Expense

The following table presents a reconciliation of federal income taxes to the provision for income taxes reported in the Consolidated Statements of Income for the periods ended December 31.  The taxes are calculated by multiplying the statutory federal income tax rate by book income before federal income tax.

(Millions, except for percentages)	2007		2006		2005
	Rate	Amount	Rate	Amount	Rate	Amount

Statutory federal income tax	35.0%	$63.0	35.0%	$56.1	35.0%	$45.0
State income taxes, net	4.9	8.9	5.1	8.1	5.3	6.8
Unrecognized tax benefits	(0.6)	(1.0)	-	-	-	-
Plant related	-	-	-	0.1	0.6	0.8
Benefits and compensation	(1.9)	(3.4)	(2.5)	(4.1)	(3.1)	(4.0)
Investment Tax Credit	(0.5)	(1.0)	(0.4)	(0.7)	(1.2)	(1.6)
Federal tax credits	(0.2)	(0.4)	(0.2)	(0.3)	(0.2)	(0.3)
Other differences, net	0.4	0.7	(0.7)	(0.9)	(2.1)	(2.6)
Effective income tax	37.1%	$66.8	36.3%	$58.3	34.3%	$44.1

Current provision
Federal		$37.1		$31.0		$49.9
State		8.4		6.6		12.2
Total current provision		45.5		37.6		62.1

Deferred provision		22.5		21.4		(16.4)
Unrecognized tax benefits		(1.0)		-		-
Interest		0.8		-		-
Penalties		-		-		-
Investment tax credit restored		(1.0)		(0.7)		(1.6)
Total income tax expense		$66.8		$58.3		$44.1

As the related temporary differences reverse, WPSC is prospectively refunding taxes to customers for which deferred taxes were recorded in prior years at rates different than current rates. The regulatory liability for these refunds and other regulatory tax effects totaled $4.3 million and $5.1 million as of December 31, 2007 and 2006, respectively.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions)	Unrecognized Tax Benefits

Balance at January 1, 2007	$3.5
Increase related to tax positions taken in prior years	0.2
Decrease related to tax positions taken in prior years	(0.4)
Increase related to tax positions taken in current year	0.2
Decrease related to settlements with tax authorities	(2.7)
Balance at December 31, 2007	$0.8

Effective January 1, 2007, WPSC records penalties and accrued interest related to income taxes as a component of income tax expense. Prior to January 1, 2007, WPSC had recorded interest and penalties as components of income before taxes. WPSC recognized expense related to interest and penalties of $0.8 million in 2007, and income related to interest of $0.3 million in 2006 and also in 2005. WPSC had accrued interest and penalties related to uncertain tax positions of $0.1 million at December 31, 2007 and at January 1, 2007.

At December 31, 2007, unrecognized tax benefits of $0.3 million could affect WPSC's effective tax rate if recognized in subsequent periods.

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

In 2007, WPSC has closed examinations for the following major jurisdictions for the following tax years:

●
IRS – Integrys Energy Group (formerly WPS Resources Corporation) and consolidated subsidiaries have an agreed to audit report and closing statement for an IRS examination of the 2002 and 2003 tax years.

●	IRS – Integrys Energy Group (formerly WPS Resources Corporation) and consolidated subsidiaries have settled all issues for 2004 and 2005.

WPSC has open examinations for the following major jurisdictions for the following tax years:

●	Wisconsin Department of Revenue – WPSC has an open examination for the 1996-2005 tax years.

We do not expect a significant impact to the FIN 48 liability from the expiration of the statute of limitations or reaching a settlement in any jurisdiction to occur within the next 12 months.

NOTE 16--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

WPSC routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  As of December 31, 2007, WPSC has obligations related to coal, purchased power, natural gas, and other commodities.  Obligations related to coal supply and transportation extend through 2016 and total $569.5 million.  Through 2016, WPSC has obligations totaling $1.3 billion for either capacity or energy related to purchased power.  Also, there are natural gas supply and transportation contracts with total estimated demand payments of $90.1 million through 2017.  WPSC has obligations for other commodities totaling $9.2 million, which extend through 2012.  WPSC expects to recover these costs in future customer rates.  Additionally, WPSC has obligations to sell electricity and natural gas to customers.

WPSC has commitments in the form of purchase orders issued to various vendors.  At December 31, 2007, these purchase orders totaled $216.0 million.  A significant portion of these commitments relate to large construction projects.

Environmental

Pulliam Air Notice of Violation

In September 2007, a Notice of Violation (NOV) was issued to WPSC by the WDNR alleging various violations of the Pulliam facility's Title V permit, primarily pertaining to certain recordkeeping and monitoring requirements.  WPSC met with the WDNR in November 2007 to discuss and attempt to resolve the matters identified in the NOV, and subsequently submitted additional information pursuant to the WDNR's request.  While not confirmed by the WDNR, it is WPSC's understanding that this issue is essentially resolved.

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

On April 27, 2007, the Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007 permit language, which was granted by the WDNR.  Both parties subsequently moved for summary judgment.  In a decision issued on November 8, 2007, the administrative law judge granted WPSC’s motion for summary judgment in that proceeding, upholding the March 28, 2007 permit language.

The Sierra Club filed petitions with the Dane County Circuit Court on April 27, 2007, and November 14, 2007, for judicial review of the Weston 4 air permit and the underlying proceedings before the administrative law judge.  These two judicial review proceedings were consolidated by the court, and the parties are currently briefing the issues.

These activities did not stay the construction of the Weston 4 facility or the administrative law judge's decision on the Weston 4 air permit.  WPSC believes that it has substantial defenses to the Sierra Club's challenges.  Until the Sierra Club's challenge is finally resolved, Integrys Energy Group will not be able to make a final determination of the probable cost impact, if any, of compliance with any changes to the Weston 4 air permit on its future operating or construction costs.

Weston Operating Permits

In July 2005 and February 2006, NOVs were issued to WPSC by the WDNR alleging various violations of the operating permit requirements applicable to the then existing Weston facility.  Subsequently, by letter dated April 11, 2007, the WDNR referred the matters set forth in the NOVs to the Wisconsin Attorney General's office.  The referral letter alleged that the Weston facility was not in compliance with the following provisions of the facility's Title V operating permit:  (i) limitations on the sulfur content of the fuel oil stored at the Weston facility; (ii) the carbon monoxide and nitrogen oxide limits for certain of the facility's combustion turbines; (iii) the particulate matter emission limits applicable to the coal handling equipment; (iv) opacity monitoring requirements; and (v) a requirement to conduct an elemental metals analysis.  WPSC is negotiating with the Wisconsin Attorney General's Office to resolve the matters.

In early November 2006, it came to the attention of WPSC that previous ambient air quality computer modeling done by the WDNR for the Weston facility (and other nearby air sources) did not take into account the emissions from the existing Weston 3 facility for purposes of evaluating air quality increment consumption under the required Prevention of Significant Deterioration.  WPSC believes it has undertaken and completed corrective measures to address any identified modeling issues and anticipates issuance of a revised Title V permit in the near future that will resolve this issue.  In the unlikely event the revised Title V permit, once issued, does not resolve the issues caused by the WDNR air quality modeling errors, WPSC believes that such issues could be resolved through a limited compliance plan applicable to appropriate equipment or operations at the Weston facility.  Integrys Energy Group currently is not able to make a final determination of the probable cost impact of this issue, if any.

Mercury and Interstate Air Quality Rules

Mercury

In October 2004, the mercury emission control rule became effective in Wisconsin (Chapter NR 446), requiring WPSC to control annual system mercury emissions in phases.  The first phase will occur in 2008 and 2009.  In this phase, the annual mercury emissions are capped at the average annual system mercury emissions for the period 2002 through 2004.  The next phase will run from 2010 through 2014 and require a 40% reduction from average annual 2002 through 2004 mercury input amounts.  After 2015, a 75% reduction is required with a goal of an 80% reduction by 2018.  The State of Wisconsin had filed suit against the federal government along with other states in opposition to the federal mercury rule.  On February 8, 2008, the U.S. Court of Appeals for the District of Columbia Circuit ruled in favor of the petitioners and vacated the federal rule.  It is not known whether the EPA will appeal or proceed with the new rulemaking.  WPSC estimates capital costs of approximately $22 million, which includes estimates for both wholly-owned and jointly-owned plants, to achieve the proposed reductions in the State's revised draft rule.  The capital costs are expected to be recovered in a future rate case.

Weston 4 installed and will operate mercury control technology, which will achieve a mercury emission rate that meets the permit limit for mercury.  The State of Wisconsin is considering rules which would exceed the vacated federal requirements.  These rules have not been finalized at this time.  Based on information understood to date, these rules may require additional investment by WPSC in order to comply.  The capital costs are anticipated to be recovered in future rate cases.

Sulfur Dioxide and Nitrogen Oxide

The EPA finalized the Clean Air Interstate Rule (formerly known as the Interstate Air Quality Rule), which will reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania, and New York.  The final Clean Air Interstate Rule requires reduction of sulfur dioxide and nitrogen oxide emissions in two phases.  The first phase requires about a 50% reduction beginning in 2009 for nitrogen oxide and beginning in 2010 for sulfur dioxide.  The second phase begins in 2015 for both pollutants and requires about a 65% reduction in emissions.  The rule allows the State of Wisconsin to either require utilities located in the state to participate in the EPA's interstate cap and trade program or meet the state's emission budget for sulfur dioxide and nitrogen oxide through measures to be determined by the state.  Wisconsin's rule, which incorporates the cap and trade approach, has completed the state legislative review and has been forwarded to the EPA for final review.

Currently, WPSC is evaluating a number of options that include using the cap and trade program and/or installing controls.  For planning purposes, it is assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2015.  The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of WPSC's long-term maintenance plan for its existing units.  As such, controls or conversions may need to take place before 2015.  On a preliminary basis and assuming controls or conversion are required, WPSC estimates capital costs of $572 million, which includes estimates for both wholly-owned and jointly-owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final EPA rule.  The costs may change based on the requirements of the final state rules.  The capital costs are anticipated to be recovered in future rate cases.

Manufactured Gas Plant Remediation

WPSC entered into a settlement agreement with the EPA in May 2006, transferring six of the manufactured gas plant sites from the state to the EPA's Superfund Alternatives Program.  In addition, WPSC completed the transfer of the Sheboygan Camp Marina site to the EPA in January 2007.  Based on the schedule agreed to with the EPA, an evaluation of prior work done at the sites transferred to the EPA is conducted prior to addressing the sediment at these sites.  An evaluation of the Stevens Point and Manitowoc work was conducted by the EPA and follow-up work is underway.  Review of the prior Sheboygan Camp Marina and Oshkosh work is occurring.

Three of WPSC's manufactured gas plant sites remain under state jurisdiction.  Of these, work is substantially complete at Sheboygan-Wildwood and Menominee, Michigan.  The analysis of remedial options for the Wausau site is underway.

WPSC estimated the future undiscounted investigation and cleanup costs as of December 31, 2007, to be $67.5 million.  WPSC may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and the assessment of natural resource damages.  WPSC expects to recover actual cleanup costs, net of insurance recoveries, in future customer rates and has recorded a net regulatory asset of $70 million related to the recovery of both unrecovered expenditures, and estimated future expenditures as of December 31, 2007.  Under current PSCW policies, WPSC will not recover carrying costs associated with the cleanup expenditures.  WPSC has received $15.6 million in insurance recoveries as of December 31, 2007, which were recorded as a reduction in the regulatory asset.

Greenhouse Gases

There is increasing concern over the issue of climate change and the effect of emissions of greenhouse gases. WPSC participates in national and state initiatives aimed at mitigating greenhouse gas.  WPSC is evaluating both the technical and cost implications which may result from a future state, regional, or federal greenhouse gas regulatory program.  This evaluation indicates that it is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for WPSC and its customers.  The greatest impact is likely to be on fossil fuel-fired generation, with a less significant impact on natural gas storage and distribution operations.  At this time, there is no commercially available technology for removing carbon dioxide from a pulverized coal-fired plant, but significant research is in progress.  Efforts are underway within the utility industry to develop cleaner ways to burn coal.  The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues.  Based on the complexity and uncertainty of the climate issues, a risk exists that future carbon regulation will increase the cost of electricity produced at coal-fired generation units.  However, we believe the expenditures we are making at our generation units are appropriate under any reasonable mandatory greenhouse gas program and any future capital expenditures will be recoverable in rates.  WPSC will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas regulatory actions.

NOTE 17--GUARANTEES

The following table shows outstanding guarantees at WPSC at December 31, 2007, and 2006.

Outstanding Guarantees (Millions)	2007	2006
Standby letters of credit	$3.9	$3.9
Other guarantees	7.9	10.2
Total guarantees	$11.8	$14.1

At WPSC's request, financial institutions have issued $3.9 million in standby letters of credit for the benefit of third parties that have extended credit to WPSC.

At December 31, 2007, WPSC's other guarantees of $7.9 million consisted of the following:

•
A guarantee issued by WPSC to indemnify a third party for exposures related to the construction of utility assets.  This amount is not reflected on WPSC's Consolidated Balance Sheet, as this agreement was entered into prior to the effective date of FASB Interpretation No. 45.  The maximum exposure related to this guarantee was $3.8 million at December 31, 2007, and $4.9 million at December 31, 2006.

•
A liability related to WPSC's agreement to indemnify Dominion for certain costs arising from the resolution of design bases documentation issues incurred prior to Kewaunee's scheduled maintenance period in 2009.  As of December 31, 2007, WPSC had paid $4.8 million to Dominion related to this guarantee, reducing the liability to $4.1 million.  The liability recorded for this guarantee was $5.3 million at December 31, 2006.

NOTE 18--EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

WPSC has a non-contributory qualified retirement plan covering substantially all employees, as well as several unfunded nonqualified retirement plans.

Integrys Energy Group also currently offers medical, dental, and life insurance benefits to WPSC employees and their dependents.  Integrys Energy Group expenses the costs of these benefits for active employees as incurred and funds benefits for retirees through irrevocable trusts as allowed for income tax purposes.

WPSC serves as plan sponsor and administrator for the qualified retirement plan and the other postretirement plans, which were not acquired in the merger between Integrys Energy Group and PEC.  Accordingly, WPSC's Consolidated Balance Sheet reflects the liabilities associated with these plans.  With the exception of the Supplemental Employee Retirement Plans of UPPCO, MGUC, and MERC, the liabilities related to these non-qualified pension plans are also recorded on WPSC's Consolidated Balance Sheet.

The net periodic benefit cost associated with the plans is expensed over the period during which the employee renders service and is allocated among Integrys Energy Group's subsidiaries.  Actuarial calculations are performed (based upon specific employees and their related years of service) in order to determine the appropriate benefit cost allocation.  The transition obligation is being recognized over a 20-year period beginning in 1993.  WPSC uses a December 31 measurement date for all of its plans.

WPSC adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)," at December 31, 2006.  SFAS No. 158 requires employers to recognize a defined benefit postretirement plan's funded status in the balance sheet, and recognize changes in the plan's funded status in the year in which the changes occur.  WPSC records changes in the funded status to regulatory asset or liability accounts, pursuant to SFAS No. 71.

During the third quarter of 2007, Integrys Energy Group made a series of changes to certain of its retirement benefit plans, which affected WPSC.  Specifically, the changes include:

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

As a result of the changes described above, Integrys Energy Group remeasured certain of its pension and other postretirement benefit obligations as of August 1, 2007, and WPSC recorded a combined immaterial curtailment gain in the third quarter.

A second remeasurement occurred on October 1, 2007, because the ratification of a union contract resulted in changes to a postretirement medical plan.  The changes did not result in a curtailment.

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for WPSC during 2007, 2006, and 2005.

	Pension Benefits			Other Benefits
(Millions)	2007	2006	2005	2007	2006	2005
Reconciliation of benefit obligation (qualified and non-qualified plans)
Obligation at January 1	$784.8	$726.2	$718.9	$292.1	$286.9	$294.7
Service cost	24.0	24.2	23.9	6.8	7.1	8.0
Interest cost	45.4	42.0	40.2	16.5	17.3	16.5
Plan amendments	-	-	-	(21.4)	-	-
Plan curtailment	(0.7)	-	-	(0.6)	-	-
Plan spin off - Kewaunee sale	-	-	(25.7)	-	-	(13.3)
Plan acquisitions - MGUC and MERC	-	59.5	-	-	23.0	-
Actuarial (gain) loss - net	(62.1)	(19.3)	8.2	(32.8)	(33.1)	(9.6)
Benefit payments	(44.4)	(47.8)	(39.3)	(11.3)	(10.2)	(9.4)
Federal subsidy on benefits paid	-	-	-	1.1	1.1	-
Obligation at December 31	$747.0	$784.8	$726.2	$250.4	$292.1	$286.9

Reconciliation of fair value of plan assets (qualified plans)
Fair value of plan assets at January 1	$674.0	$583.0	$588.9	$212.8	$183.0	$170.9
Actual return on plan assets	47.7	67.3	39.7	14.1	16.5	11.3
Employer contributions	25.4	25.3	8.2	8.1	17.9	20.4
Plan spin off - Kewaunee sale	-	-	(15.5)	-	-	(10.4)
Plan acquisitions - MGUC and MERC	0.2	45.0	-	-	5.4	-
Benefit payments	(42.8)	(46.6)	(38.3)	(11.2)	(10.0)	(9.2)
Fair value of plan assets at December 31	$704.5	$674.0	$583.0	$223.8	$212.8	$183.0

Amounts recognized in WPSC's Consolidated Balance Sheet at December 31 related to the benefit plans consist of:

	Pension Benefits		Other Benefits
(Millions)	2007	2006	2007	2006
Noncurrent assets	$-	$-	$2.6	$-
Current liabilities	2.9	3.4	0.2	0.2
Noncurrent liabilities	39.6	107.4	29.0	79.1
Net liability	$42.5	$110.8	$26.6	$79.3

The accumulated benefit obligation for the defined benefit pension plans was $698.8 million and $697.6 million at December 31, 2007, and 2006, respectively.  Information for pension plans with an accumulated benefit obligation in excess of plan assets is presented in the following table.

	December 31,
(Millions)	2007	2006
Projected benefit obligation	$35.7	$31.8
Accumulated benefit obligation	32.9	29.7
Fair value of plan assets	-	-

The following table shows the amounts that have not yet been recognized in WPSC's net periodic benefit cost as of December 31.

	Pension Benefits		Other Benefits
(Millions)	2007	2006	2007	2006
Regulatory assets
Net actuarial loss (gain)	$(20.4)	$37.5	$(15.5)	$12.0
Prior service cost (credit)	26.3	30.9	(31.4)	(13.1)
Transition obligation	-	-	1.1	2.3
	$5.9	$68.4	$(45.8)	$1.2

The estimated net loss and prior service cost for defined benefit pension plans that will be amortized as a component of net periodic benefit cost during 2008 are $0.6 million and $4.6 million, respectively.  The estimated net gain, prior service credit, and transition obligation for other postretirement benefit plans that will be amortized as a component of net periodic benefit cost during 2008 are $0.4 million, $3.5 million, and $0.2 million, respectively.

The components of WPSC's net periodic benefit cost for the plans are shown in the following table:

	Pension Benefits			Other Benefits
(Millions)	2007	2006	2005	2007	2006	2005
Net periodic benefit cost
Service cost	$18.0	$18.4	$19.3	$6.1	$6.5	$7.5
Interest cost	34.4	32.8	33.5	13.2	14.2	15.0
Expected return on plan assets	(40.2)	(36.1)	(38.4)	(13.2)	(12.8)	(12.1)
Amortization of transition obligation	-	0.2	0.2	0.3	0.4	0.4
Amortization of prior service cost (credit)	4.6	4.7	4.8	(2.3)	(1.9)	(1.9)
Amortization of net loss	3.0	6.7	5.8	0.8	3.9	4.7
Curtailment gain	-	-	-	(0.1)	-	-
Net periodic benefit cost	$19.8	$26.7	$25.2	$4.8	$10.3	$13.6

Assumptions – Pension and Other Postretirement Benefit Plans

The weighted average assumptions used at December 31 in accounting for the plans are as follows:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Discount rate for benefit obligations	6.40%	5.87%	5.65%	6.50%	5.87%	5.65%
Discount rate for net periodic benefit cost	5.87%	5.65%	5.75%	5.87%	5.65%	5.75%
Expected return on assets	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	5.50%	5.50%	5.50%	-	-	-

The assumptions used for WPSC's medical and dental cost trend rates are shown in the following table:

	2007	2006	2005
Assumed medical cost trend rate (under age 65)	8.0%	9.0%	10.0%
Ultimate trend rate	5.0%	5.0%	5.0%
Ultimate trend rate reached in	2010	2010	2010

Assumed medical cost trend rate (over age 65)	10.0%	11.0%	12.0%
Ultimate trend rate	6.5%	6.5%	6.5%
Ultimate trend rate reached in	2011	2011	2011

Assumed dental cost trend rate	5.0%	5.0%	5.0%

Assumed health care cost trend rates have a significant effect on the amounts reported by WPSC for the health care plans.  A 1% change in assumed health care cost trend rates would have the following effects:

(Millions)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$2.9	$(2.6)
Effect on the health care component of theaccumulated postretirement benefit obligation	$26.5	$(21.5)

Pension and Other Postretirement Benefits Plan Assets

Weighted-average asset allocations of the plans at December 31, 2007, and 2006, are as follows:

	Pension Plan Assets at December 31,		Postretirement Plan Assets at December 31,
Asset category	2007	2006	2007	2006
Equity securities	59%	60%	62%	61%
Debt securities	35%	35%	38%	39%
Real estate	6%	5%	0%	0%
Total	100%	100%	100%	100%

The target asset allocations for the above listed asset classes are as follows:  pension plan – equity securities 60%, debt securities 35%, and real estate 5%; postretirement plan – equity securities 65% and debt securities 35%.  The Integrys Energy Group Board of Directors has established the Employee Benefits Administrator Committee to manage the operations and administration of all benefit plans and trusts.  The Committee periodically reviews the asset allocation, and the portfolio is rebalanced when necessary.

Cash Flows Related to Pension and Other Postretirement Benefit Plans

WPSC's funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes.  WPSC expects to contribute $14.3 million to pension plans and $12.8 million to other postretirement benefit plans in 2008.

The following table shows the payments, reflecting expected future service, which WPSC expects to make for pension and other postretirement benefits.  In addition, the table shows the expected federal subsidies, provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which will partially offset other postretirement benefits.

(Millions)	Pension Benefits	Other Benefits	Federal Subsidies
2008	46.4	13.2	1.1
2009	47.5	14.2	1.2
2010	51.3	15.1	1.3
2011	51.7	16.1	1.4
2012	54.4	16.8	1.5
2013-2017	312.9	95.2	8.4

Defined Contribution Benefit Plans

Integrys Energy Group maintains a 401(k) Savings Plan for substantially all full-time WPSC employees.  In conjunction with the changes to the defined benefit plans described above, Integrys Energy Group introduced a new company match structure for its defined contribution plans with a lump-sum company contribution component effective as early as January 1, 2008 for certain employees.  Employees generally could contribute from 1% to 30% of their base compensation to individual accounts within the 401(k) Savings Plan.  Beginning in 2008, employees may contribute up to 50% of their base compensation.  Participation in this plan automatically qualifies eligible non-union employees for participation in the ESOP. The company match, in the form of shares of Integrys Energy Group's common stock, is contributed to an employee's ESOP account. Prior to 2008, the plan required a match equivalent to 100% of the first 4% and 50% of the next 2% contributed by non-union employees.  Effective in 2008, a match equivalent to 100% of the first 5% contributed by non-union employees is required by the plan.  Certain union employees receive a contribution to their ESOP account regardless of their participation in the 401(k) Savings Plan.  WPSC's share of the total costs incurred under these plans was $6.8 million in 2007, $6.4 million in 2006, and $6.8 million in 2005.

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

NOTE 19--PREFERRED STOCK

WPSC has 1,000,000 authorized shares of preferred stock with no mandatory redemption and a $100 par value. Outstanding shares are as follows at December 31:

		2007		2006
(Millions, except share amounts)	Series	Shares Outstanding	Carrying Value	Shares Outstanding	Carrying Value
	5.00%	131,916	$13.2	131,916	$13.2
	5.04%	29,983	3.0	29,983	3.0
	5.08%	49,983	5.0	49,983	5.0
	6.76%	150,000	15.0	150,000	15.0
	6.88%	150,000	15.0	150,000	15.0
Total		511,882	$51.2	511,882	$51.2

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

NOTE 20--COMMON EQUITY

The PSCW has by order restricted WPSC to paying normal dividends on its common stock of no more than 103% of the previous year's common stock dividend to its parent without the PSCW approval.  PSCW also requires WPSC to maintain a financial capital structure (i.e., the percentages by which each of common stock equity, preferred stock equity and debt constitute the total capital invested in a utility), which has a common equity range of 50% to 55%.  The PSCW has also established a targeted financial common equity ratio at 52% that results in a regulatory common equity ratio of 57.46%.  The primary difference between the financial and the regulatory common equity ratio relates to certain off-balance sheet obligations, primarily purchased power obligations, considered by the PSCW in establishing the financial common equity target. Each of these limitations may be modified by a future order of the PSCW. The right for Integrys Energy Group to receive dividends on the common stock of WPSC is also subject to the prior rights of WPSC's preferred shareholders and to provisions in WPSC's restated articles of incorporation which limit the amount of common stock dividends which WPSC may pay if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization.  These limitations are not expected to limit any dividend payments in the foreseeable future. At December 31, 2007, WPSC had $335.9 million of retained earnings available for the payment of dividends.

Integrys Energy Group may provide equity contributions or request a return of capital in order to maintain utility common equity levels consistent with those allowed by the regulators.  Wisconsin law prohibits WPSC from making loans to or guaranteeing obligations of Integrys Energy Group or its other subsidiaries.

During 2007, WPSC received net equity contributions of $25.0 million from Integrys Energy Group.  WPSC paid common dividends of $91.2 million to Integrys Energy Group in 2007.  The equity contributions allowed WPSC's average equity capitalization ratio for ratemaking to remain within the target range as established by the PSCW in its most recent rate order.

NOTE 21--STOCK-BASED COMPENSATION

WPSC employees may be granted awards under Integrys Energy Group's stock-based compensation plans.  In May 2007, Integrys Energy Group's shareholders approved the 2007 Omnibus Incentive Compensation Plan (2007 Omnibus Plan).  Under the provisions of the 2007 Omnibus Plan, the number of shares of stock that may be issued in satisfaction of plan awards may not exceed 3,500,000, and no more than 1,500,000 shares of stock can be granted as performance shares or restricted stock.  No additional awards will be issued under prior plans, although the plans will continue to exist for purposes of the existing outstanding stock-based compensation.  At December 31, 2007, stock options, performance stock rights, and restricted shares were outstanding under the various plans.  Compensation cost associated with these awards is allocated to WPSC and its affiliates based on the percentages used for allocation of the award recipients' labor costs.

Stock Options

The fair values of stock option awards granted in May 2007 and December 2006 were estimated using a binomial lattice model.  The expected term of option awards is calculated based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on the U.S. Treasury yield curve.  The expected dividend yield incorporates the post-merger dividend rate as well as historical dividend increase patterns.  Integrys Energy Group's expected stock price volatility was estimated using the 10-year historical volatility.  The fair values of stock option awards granted in December 2005 were estimated using the Black-Scholes option-pricing model.  The following table shows the weighted-average fair values along with the assumptions incorporated into the models:

	2007	2006	2005
Weighted-average fair value	$7.80	$6.04	$4.40
Expected term	7 years	6 years	6 years
Risk-free interest rate	4.65%	4.42%	4.38%
Expected dividend yield	4.50%	4.90%	4.73%
Expected volatility	17%	17%	12%

Total pre-tax compensation cost recognized by WPSC for stock options was immaterial during the year ended December 31, 2007, and was $1.3 million in 2006.  No compensation cost was recognized for stock options in 2005, as WPSC did not adopt the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," until January 1, 2006.  The total compensation cost capitalized in 2007 and 2006 was immaterial.

Performance Stock Rights

The fair value of performance stock right awards granted in December 2005 was estimated using Integrys Energy Group's common stock price on the date of grant, less the present value of expected dividends over the three-year vesting period, assuming a payout of 100% of target.  The fair values of performance stock rights granted in December 2006 and May 2007 were estimated using a Monte Carlo valuation model, incorporating the assumptions in the table below.  The risk-free interest rate is based on the U.S. Treasury yield curve.  The expected dividend yield incorporates the post-merger dividend rate as well as historical dividend increase patterns.  The expected volatility was estimated using three years of historical data.

	2007	2006
Expected term	3 years	3 years
Risk-free interest rate	4.71%	4.74%
Expected dividend yield	4.50%	4.90%
Expected volatility	14.50%	14.40%

Pre-tax compensation cost recorded by WPSC for performance stock rights for the years ended December 31, 2007, 2006, and 2005 was $1.0 million, $1.9 million, and $2.5 million, respectively.  The total compensation cost capitalized during these same years was immaterial.

Restricted Shares

The amount of compensation cost recorded by WPSC related to Integrys Energy Group restricted share awards was immaterial for the years ended December 31, 2007, and 2006.  The total compensation cost capitalized in 2007 and 2006 was also immaterial.

NOTE 22--REGULATORY ENVIRONMENT

Wisconsin

On February 11, 2008, WPSC filed with the PSCW to reopen its 2008 fuel filing, requesting an increase in retail rates.  The increase is intended to recover $13.4 million of additional fuel and related costs in 2008.  The increase in costs is due to a later start-up of the Weston 4 unit, increased coal and coal transportation costs, and increased natural gas costs.  The rate increase is anticipated to go into effect March 3, 2008, subject to refund based on an audit of the fuel filing.

On October 6, 2007, Weston 3, a 321.6-megawatt base load coal-fired generating facility located near Wausau, Wisconsin, sustained damage from a major lightning strike that forced the facility out of service until January 14, 2008. The damage required the repair of the generator rotor, the turbine rotors, and the boiler feed pumps.  WPSC incurred approximately $7 million of incremental pre-tax non-fuel operating and maintenance expenditures through December 31, 2007, to repair and return Weston 3 to service.  WPSC has insurance in place that is expected to cover all equipment damage costs, less a $1 million deductible. WPSC was granted approval from the PSCW to defer the costs, net of insurance recoveries, for recovery in a future rate proceeding.  WPSC also incurred a total of $21.7 million of incremental pre-tax fuel and purchased power costs through December 31, 2007, and a total of approximately $24 million during the entire 14-week outage.  WPSC filed a request with the PSCW to defer the replacement purchased power costs for the Wisconsin retail portion of these costs and was granted approval retroactive to October 6, 2007.  It is anticipated that WPSC will recover replacement purchased power costs for the Michigan retail portion of these costs through the annual power supply cost recovery mechanism.

Assuming favorable outcomes for the recovery of deferred replacement purchased power and non-fuel operating and maintenance expenses, WPSC does not expect this incident to have a material impact on future earnings.

The PSCW approved the merger of Integrys Energy Group with PEC as of February 16, 2007.  The merger approval order contains the following conditions:

•
WPSC will not have a base rate increase for natural gas or electric service prior to January 1, 2009.  WPSC was allowed to adjust rates for changes in purchased power costs as well as fuel costs related to electric generation due to changes in the NYMEX natural gas futures prices, coal prices, and transportation costs for coal.  WPSC made this fuel and purchased power cost filing on August 14, 2007, requesting an increase of $33.3 million (3.6%).  The August 14, 2007 fuel and purchased power cost filing included recovery of the increased electric transmission costs and recovery of deferred MISO Day 2 costs over three years.  The PSCW granted a proposed increase effective January 16, 2008 which reflected updated fuel and purchased power cost information.  The final rate order issued on January 15, 2008 allowed for a $23 million (2.5%) retail electric rate increase and included recovery of deferred 2005 and 2006 MISO Day 2 costs over a one-year period and increased transmission costs.

•
WPSC was required to seek approval for the formation of a service company within 120 days of the closing of the merger.  On June 8, 2007, Integrys Energy Group and its regulated utilities filed applications with the Illinois Commerce Commission (ICC), PSCW, Minnesota Public Utility Commission (MPUC), and MPSC seeking the necessary regulatory approvals or waivers associated with the formation and operation of the service company.  All required regulatory approvals were received and Integrys Business Support, LLC became an operational centralized service company on January 1, 2008.

•	WPSC will not recover merger related transaction costs. Recovery of merger related transition costs in 2009 and later years will be limited to the verified synergy savings in those years.

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

In 2006, WPSC filed an agreement with the PSCW to refund a portion of the difference between the projected fuel costs in the 2006 Wisconsin retail rate case and actual fuel costs incurred from January 2006 through March 2006, as well as the projected fuel savings in April through June 2006.  In March 2007, the PSCW approved a refund to WPSC retail electric customers of $14.5 million.  This refund had been accrued at December 31, 2006.  The refund resulted in a credit to customers' bills over the period mid-March through mid-April.  At December 31, 2007, a regulatory liability of $1.9 million remained to be refunded to customers in 2008, and was included in the final order for the fuel filing and in the 2008 rate increase described previously.

On December 22, 2005, the PSCW issued a final written order authorizing a retail electric rate increase of $79.9 million (10.1%) and a retail natural gas increase of $7.2 million (1.1%), effective January 1, 2006.
The 2006 rates reflect an 11.0% return on common equity.  The PSCW also approved a common equity ratio of 59.7% in its regulatory capital structure.  The 2006 retail electric rate increase was required primarily because of higher fuel and purchased power costs (including costs associated with the Fox Energy Center power purchase agreement), and also for costs related to the construction of Weston 4, higher transmission expenses, and recovery of a portion of the costs related to the 2005 Kewaunee outage.  Partially offsetting the items discussed above, retail electric rates were lowered to reflect a refund to customers of the proceeds received from the liquidation of the nonqualified decommissioning trust fund as a result of the sale of Kewaunee (discussed below).  The 2006 retail natural gas rate increase was driven by infrastructure improvements necessary to ensure the reliability of the natural gas distribution system.

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

At December 31, 2007, WPSC had recorded a $1.3 million regulatory liability representing the amount of proceeds received from the liquidation of the nonqualified decommissioning trust fund remaining to be refunded in 2008.

The PSCW disallowed recovery of 50% of the 2005 loss on the sale of Kewaunee.  The entire loss had previously been approved for deferral, resulting in WPSC writing off $6.1 million of the regulatory asset previously recorded.  WPSC petitioned the PSCW for rehearing on this matter; however, the request for rehearing was denied and this decision is now final.

On February 20, 2005, Kewaunee was temporarily removed from service after a potential design weakness was identified in its auxiliary feedwater system.  In WPSC's 2006 rate case, the PSCW determined that it was reasonable for WPSC to recover all deferred costs related to the 2005 Kewaunee forced outage over a five-year period, beginning on January 1, 2006.  At December 31, 2007, $29.3 million was left to be collected from ratepayers and remained recorded as a regulatory asset related to this outage.

In 2005, WPSC received notification from its coal transportation suppliers that extensive maintenance was required on the railroad tracks that lead into and out of the Powder River Basin.  During the maintenance efforts, WPSC received approximately 87% of the expected coal deliveries.  WPSC took steps to conserve coal usage and secured alternative coal supplies at its affected generation facilities during that time.  The PSCW approved WPSC's request for deferred treatment of the incremental fuel costs resulting from the coal supply issues.  As of December 31, 2007, $3.0 million was deferred related to this matter.  These costs were addressed in WPSC's 2007 retail electric rate case and will be recoverable in 2008.

Michigan

On December 4, 2007, the MPSC issued a final written order authorizing a retail electric rates increase of $0.6 million, effective December 5, 2007.  WPSC's last retail electric rate increase in Michigan was effective in July 2003.  The 2008 rates reflect a 10.6% return on common equity.  The MPSC also approved a common equity ratio of 56.4% in its regulatory capital structure.  The 2008 retail electric rate increase was required because of increased costs primarily related to the construction of Weston 4 and the costs to maintain and operate the plant, a decrease in industrial load, and inflation since July 2003.  As approved by the MPSC, effective December 5, 2007, WPSC also began recovering the capacity payments related to its power purchase agreement with Dominion Energy Kewaunee, LLC through the power supply cost recovery mechanism.

Federal

Through a series of orders issued by the FERC, Regional Through and Out Rates for transmission service between the MISO and the Pennsylvania, New Jersey, Maryland Interconnection were eliminated effective December 1, 2004.  To compensate transmission owners for the revenue they will no longer receive due to this rate elimination, the FERC ordered a transitional pricing mechanism called the Seams Elimination Charge Adjustment (SECA) to be put into place.  Load-serving entities paid these SECA charges during a 16-month transition period from December 1, 2004, through March 31, 2006.  It is anticipated that most of the SECA rate charges incurred by WPSC and any refunds will be passed on to customers through rates, and thus, will not have a material effect on its financial position or results of operations.

NOTE 23--SEGMENTS OF BUSINESS

WPSC manages its reportable segments separately due to their different operating and regulatory environments.  Its principal business segments are the regulated electric utility operations and the regulated natural gas utility operations.  The tables below present information for the respective years pertaining to the operations of WPSC segmented by lines of business.

Segments of Business
(Millions)
	Regulated Utilities
2007	Electric Utility(1)	Natural Gas Utility(1)	Total Utility	Other(2)	Reconciling Eliminations	WPSC Consolidated

Income Statement
Operating revenues	$1,125.2	$471.0	$1,596.2	$1.3	(1.4)	$1,596.1
Depreciation	74.4	22.1	96.5	0.4	(0.5)	96.4
Other income, excluding taxes	6.2	0.4	6.6	11.0	-	17.6
Interest expense	29.5	11.1	40.6	2.9	-	43.5
Income taxes	48.2	16.7	64.9	1.9	-	66.8
Preferred stock dividend requirements	2.2	0.9	3.1	-	-	3.1
Earnings on common stock	80.1	23.1	103.2	7.0	-	110.2
Total assets	2,279.9	623.4	2,903.3	114.3	-	3,017.6
Cash expenditures for long-lived assets	191.2	29.9	221.1	-	-	221.1
(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Other column.

Segments of Business
(Millions)
	Regulated Utilities
2006	Electric Utility(1)	Natural Gas Utility(1)	Total Utility	Other(2)	Reconciling Eliminations	WPSC Consolidated

Income Statement
Operating revenues	$990.6	$443.8	$1,434.4	$1.4	(1.4)	$1,434.4
Depreciation	73.2	22.6	95.8	0.5	(0.5)	95.8
Other income, excluding taxes	2.6	0.4	3.0	12.8	-	15.8
Interest expense	26.9	10.4	37.3	3.1	-	40.4
Income taxes	46.9	8.8	55.7	2.6	-	58.3
Preferred stock dividend requirements	2.1	1.0	3.1	-	-	3.1
Earnings on common stock	81.3	9.6	90.9	8.1	-	99.0
Total assets	2,179.2	661.2	2,840.4	116.2	-	2,956.6
Cash expenditures for long-lived assets	268.4	34.5	302.9	-	-	302.9
(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Other column.

Segments of Business
(Millions)
	Regulated Utilities
2005	Electric Utility(1)	Natural Gas Utility(1)	Total Utility	Other(2)	Reconciling Eliminations	WPSC Consolidated

Income Statement
Operating revenues	$932.9	$522.0	$1,454.9	$1.4	(1.4)	$1,454.9
Depreciation and decommissioning	115.4	19.5	134.9	0.5	(0.5)	134.9
Other income, excluding taxes	51.8	0.7	52.5	12.1	-	64.6
Interest expense	24.6	8.7	33.3	2.6	-	35.9
Income taxes	36.1	7.3	43.4	0.7	-	44.1
Preferred stock dividend requirements	2.0	1.1	3.1	-	-	3.1
Earnings on common stock	60.7	13.2	73.9	7.5	-	81.4
Cash expenditures for long-lived assets	363.9	36.4	400.3	-	-	400.3
(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Other column.

NOTE 24--QUARTERLY FINANCIAL INFORMATION (Unaudited)

(Millions)	Three Months Ended
	2007
	March	June	September	December	Total
Operating revenues	$459.6	$353.5	$365.8	$417.2	$1,596.1
Operating income	60.5	28.9	61.5	55.1	206.0
Earnings on common stock	32.2	13.8	33.6	30.6	110.2

	2006
	March	June	September	December	Total
Operating revenues	$422.4	$306.9	$335.1	$370.0	$1,434.4
Operating income	48.9	42.8	52.4	40.9	185.0
Earnings on common stock	26.2	25.1	26.2	21.5	99.0
Because of various factors that affect the utility business, the quarterly results of operations are not necessarily comparable.

NOTE 25--RELATED PARTY TRANSACTIONS

WPSC and its subsidiary (WPS Leasing) enter into transactions with Integrys Energy Group and its subsidiaries (UPPCO, MGUC, MERC, WPS Investments, and Integrys Energy Services).

The following table reports various transactions entered into by WPSC and its subsidiary with related parties:

(Millions)	2007	2006	2005
UPPCO
Electric purchase from WPSC	$43.0	$40.6	$33.5
Electric sale to WPSC	-	0.8	28.0

Integrys Energy Services
Natural gas purchase from WPSC	5.2	11.8	9.0
Natural gas sale to WPSC	3.2	7.3	13.6

WPS Leasing (1)
Notes Payable	10.5	11.0	11.5
Related Interest Income	0.9	0.9	1.0

Intercompany benefit costs (2)
Intercompany receivable	48.7	58.6	1.7
Intercompany payables	7.1	3.5	-

Intercompany income taxes (3)
Intercompany payables	13.9	16.1	19.1

Income from WPS Investments (4)	8.7	9.3	7.6

(1)	WPS Leasing is a consolidated subsidiary of WPSC with a note payable to WPSC's parent company, Integrys Energy Group.

(2)
With the exception of UPPCO, MGUC, and MERC's Supplemental Employee Retirement Plans, the liabilities related to the qualified and non-qualified pension plans and the postretirement plans of Integrys Energy Group are recorded on WPSC's Consolidated Balance Sheets. The net periodic benefit cost associated with the plans and the portions of the funded status not yet recognized in income are allocated among Integrys Energy Group's subsidiaries.

(3)
Integrys Energy Group and its consolidated subsidiaries file a consolidated federal income tax return. The tax allocated to each subsidiary is the tax it would have paid had it filed a separate return for the tax year.

(4)
WPS Investments is a consolidated subsidiary of Integrys Energy Group that is jointly owned by Integrys Energy Group, WPSC, and UPPCO.  At December 31, 2007, WPSC had a 15.85% interest in WPS Investments accounted for under the equity method.  WPSC's ownership interests have continued to decrease as additional equity contributions are made by Integrys Energy Group to WPS Investments.

For information on transactions between WPSC and its affiliated companies WRPC and ATC see Note 9, "Investments in Affiliates, at Equity Method."

Other services, property, and items of value provided between WPSC, its parent (Integrys Energy Group), and other subsidiaries of Integrys Energy Group are made pursuant to a master affiliated interest agreement approved by the PSCW, MPSC and MPUC.  The agreement requires that WPSC receive payment equal to the higher of its cost or fair value for services, property and other items of value it provides to Integrys Energy Group or its other nonregulated subsidiaries. WPSC makes payments equal to the lower of the provider's cost or fair value for property, services, and other items of value which Integrys Energy Group or its other nonregulated subsidiaries provide to WPSC.  Any services, property, or other items of value provided between WPSC and other regulated subsidiaries of Integrys Energy Group are provided at cost.  Modification or amendment to the master agreement requires the approval of the PSCW.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

I.  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

To the Board of Directors of Wisconsin Public Service Corporation:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Public Service Corporation and subsidiary (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wisconsin Public Service Corporation and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, at December 31, 2006 the Company adopted Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)."

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 27, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, WPSC's management, with the participation of WPSC's Principal f Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of WPSC's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, as of the date of such evaluation WPSC's disclosure controls and procedures were effective in accumulating and timely alerting them to information relating to WPSC (including its consolidated subsidiary) as appropriate to allow timely decisions regarding required disclosure to be included in its periodic SEC filings, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in Internal Controls

There were no changes in WPSC's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting for WPSC.

Management Reports on Internal Control over Financial Reporting

For WPSC's Management Report on Internal Control Over Financial Reporting see Section A of Item 8.

Reports of Independent Registered Public Accounting Firm

For WPSC's Reports of Independent Registered Public Accounting Firm see Sections B and I of Item 8.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF WISCONSIN PUBLIC SERVICE CORPORATION AS OF JANUARY 1, 2008

Name and Age		Position and Business Experience During Past Five Years	Effective Date

Lawrence T. Borgard	46	President and Chief Operating Officer - Integrys Gas Group and Director of WPSC	02-21-07
		President and Chief Operating Officer - Integrys Gas Group	12-16-07
		President and Chief Operating Officer - Energy Delivery	08-15-04
		Vice President - Distribution and Customer Service	11-25-01

Phillip M. Mikulsky	59	Executive Vice President and Chief Development Officer at Integrys Energy Group and Director of WPSC	02-21-07
		Executive Vice President – Development at Integrys Energy Group	09-12-04
		Senior Vice President – Development at Integrys Energy Group	02-12-98

Thomas P. Meinz	61	Executive Vice President - External Affairs of Integrys Energy Group and Director of WPSC	02-21-07
		Executive Vice President - Public Affairs	09-12-04
		Senior Vice President - Public Affairs	1-07-01

Thomas A. Nardi	53	President of IBS and Director of WPSC	06-06-07
		Executive Vice President and Chief Financial Officer of PEC, PGL and NSG Senior Vice President and Chief Financial Officer of PEC, PGL and NSG and Director of PGL and NSG	08-01-05 10-01-01

Desiree G. Rogers	48	President of PGL and NSG and Director of WPSC	02-21-07
		President and Director of PGL and NSG Senior Vice President of PGL and NSG	07-08-04 10-01-01

Larry L. Weyers	62	President and Chief Executive Officer of Integrys Energy Group and Chairman and Director of WPSC	02-21-07
		Chairman, President and Chief Executive Officer	12-31-06
		Chairman and Chief Executive Officer	08-15-04
		Chairman, President and Chief Executive Officer	04-14-02
		Chairman and Chief Executive Officer	02-12-98

Charles A. Schrock	54	President and Director of WPSC	02-21-07
		President and Chief Operating Officer - Generation	08-15-04
		Senior Vice President of WPS Resources Corporation	09-14-03
		President of WPS Power Development, Inc.	11-11-01

Joseph P. O'Leary	53	Senior Vice President and Chief Financial Officer of Integrys Energy Group and WPSC and Director of WPSC	02-21-07
		Senior Vice President and Chief Financial Officer	06-04-01

Diane L. Ford	54	Vice President and Corporate Controller of Integrys Energy Group and WPSC	02-21-07
		Vice President - Controller and Chief Accounting Officer	07-11-99

Bradley A. Johnson	53	Vice President and Treasurer of Integrys Energy Group and Treasurer of WPSC	02-21-07
		Vice President and Treasurer	07-18-04
		Treasurer	06-23-02
		Assistant Treasurer	04-01-01

Barth J. Wolf	50	Vice President - Chief Legal Officer, and Secretary of Integrys Energy Group and Secretary of WPSC	07-31-07
		Vice President - Legal Services and Chief Compliance Officer of IBS	02-21-07
		Secretary and Manager - Legal Services	09-19-99

NOTE:
All ages are as of December 31, 2007.  None of the executives listed above are related by blood, marriage, or adoption to any of the other officers listed or to any director of the Registrant.  Each officer holds office until his or her successor has been duly elected and qualified, or until his or her death, resignation, disqualification, or removal.

WPSC's board of directors is comprised solely of inside directors.  Consequently, WPSC does not have any standing committees of its board of directors.

WPSC is a wholly owned subsidiary of Integrys Energy Group.  See Integrys Energy Group's Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 2008, under "Ownership of Voting Securities-Section 16(a) Beneficial Ownership Reporting Compliance" for information related to Section 16 compliance.

Integrys Energy Group, the parent of WPSC, has adopted a Code of Conduct, which covers WPSC and serves as our Code of Business Conduct and Ethics.  The Code of Conduct applies to all of our directors, officers, and employees, including the Principal Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller and any other persons performing similar functions.

Integrys Energy Group's Code of Conduct may be accessed on the Integrys Energy Group Web site, www.integrysgroup.com under "Investors" then select "Corporate Governance."  Copies of Integrys Energy Group's Code of Conduct can also be obtained by writing to Integrys Energy Group, Inc., Attention:  Barth J. Wolf, Secretary, 700 North Adams Street, Green Bay, Wisconsin 53701. Any amendments to, or waivers from, the Code of Conduct will be disclosed on Integrys Energy Group's Web site within the prescribed time period.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis is to provide material information that is necessary for an understanding of our compensation policies and decisions relating to our named executive officers, including the identification of key components of our executive compensation program, and an explanation of the purpose of each key component.  Our named executive officers for 2007 consist of the following:  Joseph P. O'Leary, Senior Vice President and Chief Financial Officer; Charles A. Schrock, President; Diane L. Ford, Vice President and Corporate Controller; Barth J. Wolf, Secretary; and Bradley A. Johnson, Treasurer.  Joseph P. O'Leary is also a named executive officer of Integrys Energy Group and the compensation paid to him is reported in Integrys Energy Group's Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 2008 (the Proxy Statement), under the caption "Executive Compensation."  Such information is incorporated by reference as if fully set forth herein.  The compensation reported in the Proxy Statement reflects total compensation paid to Mr. O'Leary in his dual role with Integrys Energy Group and WPSC.

Compensation Philosophy

WPSC is a wholly-owned subsidiary of Integrys Energy Group.  As such, WPSC does not have a standing compensation committee because its executives participate in the compensation programs and plans of Integrys Energy Group, which are administered by the Compensation Committee of Integrys Energy Group's Board of Directors (the Committee).  The Committee presents recommendations regarding appropriate compensation packages for WPSC's named executive officers to the Integrys Energy Group Board of Directors, for its approval.  The recommendations of the Committee are based on the same compensation philosophy and use of market studies as those used in determining compensation for executives of Integrys Energy Group.  For information relating to the compensation philosophy and use of market studies in determining compensation for WPSC's executives, including other information material to understanding WPSC's compensation policies and decisions relating to its "named executive officers," including, among other things, the composition of the Committee and a discussion of the role of the Committee and the role of advisors to the Committee, see the Proxy Statement under the caption "Executive Compensation."  Such information is incorporated by reference as if fully set forth herein.

Base Salary

In December 2006, the Committee recommended base salary increases for the WPSC named executive officers, ranging from 4.3% to 8.3%, with an average pay increase equal to 7.02%.  In March and July 2007, the Committee granted base salary increases to the WPSC named executive officers due to added corporate responsibilities, or in some cases, due to entirely new positions for the named executive officer, related to the Peoples Energy merger. The ranges for these increases were from 9.1% to 36.4%, with an average pay increase equal to 21.2%.  Base salaries set for the WPSC named executive officers were on average approximately 6.5% below the market median.  Setting base salary at or near market median levels allows the company to be competitive in the marketplace.

Short-Term Incentive Compensation

All of the WPSC named executive officers participate in the Integrys Energy Group Executive Incentive Plan.  Provided below are the specific payout levels and measurement weightings established for each of the named executive officers (other than Mr. O'Leary) for the Executive Incentive Plan.  For Mr. O'Leary, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program."  For a discussion of the likelihood of achieving the target levels, see the Proxy Statement under the caption "Executive Compensation - Compensation Discussion and analysis Short-Term Incentive Compensation."

	Payout Levels (as a percent of adjusted gross base salary)			Measurement Weightings (as a percent of total payout)
Named Executive Officer	Threshold	Target	Superior	Net Income		Operational Measures
Charles A. Schrock (3)	22.5	45	90	25 50	(1) (2)	25	(1)

Diane L. Ford	22.5	45	90	75	(1)	25	(1)
Barth J. Wolf (3)	22.5	45	90	75	(1)	25	(1)
Bradley A. Johnson	20	40	80	75	(1)	25	(1)
(1)	Integrys Energy Group

(2)	WPSC

(3)
Mr. Schrock and Mr. Wolf were also subject to modifiers that could increase or decrease normal calculated payout levels by up to 50%.  For Mr. Schrock the modifier was predicated on synergy savings resulting from the Peoples Energy merger, and for Mr. Wolf the modifier was predicated on Integrys Business Support, LLC timely obtaining required regulatory approvals and reasonable treatment from four state commissions and business unit satisfaction of service levels.

The actual payout received by each named executive officer (other than Mr. O'Leary) is provided in the Summary Compensation Table under Non-Equity Incentive Plan Awards.  For Mr. O'Leary's actual payout, see the Proxy Statement under the caption "Executive Compensation."

Long-Term Incentive Compensation

The long-term incentive compensation granted for 2007 as a percent of base salary on an accounting expense basis for each WPSC named executive officer was as follows:  Joseph P. O'Leary 185%; Charles A. Schrock 87%; Diane L. Ford 86%; Barth J. Wolf 63%; and Bradley A. Johnson 80%.

Other Benefits

We have certain other plans which provide, or may provide, cash compensation and benefits to the named executive officers.  These plans are principally the Integrys Energy Group Deferred Compensation Plan, the WPSC Qualified Pension Plan, and the Integrys Energy Group Pension Restoration and Supplemental Retirement Plan (SERP).  We also provide life insurance as part of our compensation package.  The Committee considers all of these plans and benefits when reviewing total compensation of the named executive officers.

Perquisites

Named executive officers of the company and its subsidiaries are provided with a modest level of personal benefits.  These may include payments for executive physicals, officer parking, home office equipment, financial counseling, and moving expenses.

Deferred Compensation

The WPSC named executive officers may participate in the Integrys Energy Group Deferred Compensation Plan.  This non-qualified benefit allows eligible executives to defer 1% to 100% of base salary, annual short-term incentive, and long-term incentive compensation (other than options for Integrys Energy Group common stock) on a pre-tax (federal and state) basis.

Qualified Pension Plan

The WPSC named executive officers are eligible to participate in the qualified WPSC Plan upon completion of one year of service and 1,000 or more hours of work during that year. All WPSC named executive officers have met this requirement.  Provided below is the pension service credit for each named executive officer (other than Mr. O'Leary).  For Mr. O'Leary, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program."

Named Executive Officer	Annual Percentage Credit Earned in 2007	Accumulated Total Service Credits Earned as of December 31, 2007
Charles A. Schrock	15%	439%
Diane L. Ford	15%	496%
Barth J. Wolf	12%	286%
Bradley A. Johnson	15%	423%

The plan does not allow for granting of additional service credit not otherwise authorized under the plan terms.  Provided in the Pension Benefits table is a tabulation of the present value of each listed named executive officer's accumulated pension benefit using full years of credited service only.

Pension Restoration and Supplemental Retirement Plan (SERP)

The named executive officers receive a pension restoration benefit.  Pension restoration provides a benefit based upon the difference between (1) the benefit the executive would have been entitled to under the qualified WPSC Plan if the maximum benefit limitation under IRS Section 415 and the compensation limitation under IRS Section 401(a)(17) did not apply, and if all base compensation and annual incentive amounts had been paid to the executive in cash rather than being deferred into the Deferred Compensation Plan, and (2) the executive's actual benefit under the qualified pension plan.  The Nonqualified Deferred Compensation table provides information on the deferrals into the plan and earnings for each named executive officer (other than Mr. O'Leary).  For Mr. O'Leary, see the Proxy Statement under the caption "Executive Compensation - Nonqualified Deferred Compensation Table."

In addition, the Integrys Energy Group Board of Directors, based on the recommendation of the Committee, has authorized each of the named executive officers to be provided with a non-qualified supplemental retirement benefit (Mr. Wolf was authorized to receive this benefit subsequent to December 31, 2007).  This benefit provides income replacement when taking into account other retirement benefits provided to the eligible executive and assures that the eligible executive will receive 60% of his/her final average pay (over the last 36 months or the 3 preceding years, whichever is higher).  To qualify for the full supplemental retirement benefit, the executive must have completed 15 years of service and retire/terminate after age 62.  Reduced benefits are payable if the executive has attained age 55 and completed 10 years of service at retirement or termination.

These additional retirement benefits are designed to attract and retain key management employees who are important to the successful operation of the company.  The Pension Benefits Table provides additional information regarding the present value of accumulated benefits under the SERP for each named executive officer (other than Mr. O'Leary).  For Mr. O'Leary, see the Proxy Statement under the caption "Executive Compensation - Pension Benefits Table."

Life Insurance

The WPSC named executive officers are eligible for an enhanced life insurance benefit.  Listed below is the life insurance coverage in place as of December 31, 2007 for each named executive officer (other than Mr. O'Leary).  For Mr. O'Leary, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program."

Named Executive Officer	Life Insurance Coverage ($)
Charles A. Schrock	945,000
Diane L. Ford	500,000
Barth J. Wolf	871,000
Bradley A. Johnson	720,000

Change in Control Agreements

The Committee has authorized each of the WPSC named executive officers to receive protection and associated benefits in the event of a covered termination following a change in control of Integrys Energy Group.  These agreements between the named executive officers and Integrys Energy Group each contain a "double trigger" arrangement, whereby a payment is only made if there is a change in control of Integrys Energy Group and the executive is actually terminated or terminates employment under certain circumstances after being demoted or after certain other adverse changes in the executive's working conditions or status.  No tax gross-up payment is provided under the agreements.

The Committee periodically reviews the payment and benefit levels in the change in control agreements and the triggers to ensure that they remain competitive and appropriate.

Common Stock Ownership Guidelines

The Committee believes that it is important to align executive and shareholder interests by defining stock ownership guidelines for executives.  For 2007, the target level for ownership of Integrys Energy Group common stock was three times base salary for Joseph P. O'Leary and Charles A. Schrock, and one times base salary for Diane L. Ford, Barth J. Wolf, and Bradley A. Johnson.  All of the named executive officers are currently fulfilling this requirement.

Summary Compensation Table

The following table sets forth for each of the WPSC named executive officers (other than Mr. O'Leary): (1) the dollar value of base salary and bonus earned during the fiscal year ended December 31, 2007; (2) the dollar value of the compensation cost of all outstanding stock and option awards recognized over the requisite service period, as computed in accordance with SFAS No. 123(R) (all stock and option awards in this and the other tables relate to Integrys Energy Group common stock); (3) the dollar value of earnings for services pursuant to awards granted during the year under non-equity incentive plans; (4) the change in pension value and non-qualified compensation earnings during the year; (5) all other compensation for the year; and (6) the dollar value of total compensation for the year.  This Summary Compensation Table and the tables that follow reflect the compensation paid to the named executive officers for all services rendered in all capacities to Integrys Energy Group and its subsidiaries, including WPSC, regardless of whether the compensation was paid by Integrys Energy Group or any of its subsidiaries.  For Mr. O'Leary, see the Proxy Statement under the caption "Executive Compensation – Summary Compensation Table."

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensa- tion ($)(4)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)(5)	All Other Compensation (6)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Charles A. Schrock President	2007 2006	295,481 263,700	2,750 -	158,793 95,204	142,744 86,477	183,875 23,510	95,956 103,399	16,567 16,091	896,166 588,381

Diane L. Ford Vice President and Corporate Controller	2007	231,288	2,100	84,194	68,856	123,929	74,968	14,714	600,049

Barth J. Wolf Secretary	2007	233,038	1,950	50,210	32,259	171,571	44,886	15,202	549,116

Bradley A. Johnson Treasurer	2007	220,327	1,950	58,847	45,595	104,915	74,088	14,893	520,615

(1)	Includes amounts deferred into the Deferred Compensation Plan. See the Nonqualified Deferred Compensation table for more information.

(2)
Amounts shown in column (e) reflect the dollar value of the compensation cost of all outstanding stock awards recognized over the requisite service period, computed in accordance with SFAS No. 123(R).  For information regarding assumptions made in valuing stock awards see Note 21, "Stock Based Compensation."

(3)
Amounts shown in column (f) reflect the dollar value of the compensation cost of all outstanding option awards recognized over the requisite service period, computed in accordance with SFAS No. 123(R).  For information regarding assumptions made in valuing stock option awards see Note 21, "Stock Based Compensation."

(4)
Non-equity incentive compensation is payable annually in the first quarter of the next fiscal year following the year in which it was earned, and may be deferred at the election of the named executive officer.  Payment is calculated based on the measurement outcomes and as a percent of adjusted gross earnings from the company for services performed during the payroll year.  Various extraordinary payments and the prior year payout are excluded in the calculation.

(5)
The calculation of above-market earnings on non-qualified deferred compensation is based on the difference between 120% of the applicable federal long-term rate (AFR) and the rate of return received on Reserve Accounts A and B.  Provided below are the actual rates of return used in the calculation:

Time Period	AFR 120%	Res A - Daily	Res B - Daily
October 2006 - March 2007	6.04%	11.2459%	8.0029%
April 2007 - September 2007	5.78%	11.6024%	8.2604%
October 2007 - March 2008	5.86%	5.8555%	5.8273%

(6)
Reflects life insurance premiums and imputed income from the life insurance benefit, tax reimbursements, ESOP matching contributions (see below), restricted stock dividends, and perquisites.  Perquisites include payments for executive physicals.  For perquisites related to Mr. O' Leary, see the Proxy Statement under the caption "Executive Compensation – Summary Compensation Table."

Named Executive Officer	ESOP ($)
Charles A. Schrock	10,909
Diane L. Ford	10,267
Barth J. Wolf	10,836
Bradley A. Johnson	9,243

With regard to equity awards, no re-pricing, extension of exercise periods, change of vesting or forfeiture conditions, change or elimination of performance criteria, change of bases upon which returns are determined, or any other material modification of any outstanding option or other equity based award occurred during the last fiscal year or in the past.

Grants of Plan-Based Awards Table

The following table sets forth information regarding all incentive plan awards that were made to the WPSC named executive officers (other than Mr. O'Leary) during 2007, including equity and non-equity based awards.  For Mr. O'Leary, see the Proxy Statement under the caption "Executive Compensation – Grants of Plan-Based Awards Table."

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards Annual Incentive Plan (1)			Estimated Future Payouts Under Equity Incentive Plan Awards Performance Share Program			All Other Stock Awards: Number of Shares of Stock or Units (#) Restricted Stock Program	All Other Option Awards: Number of Securities Underlying Options (#) Stock Option Program	Exercise or Base Price Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (2)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Charles A. Schrock	2007	67,500	135,000	270,000
	5/17/07				177	354	708				18,450
	5/17/07							133			7,800
	5/17/07								2,050	58.65	15,990
Diane L. Ford	2007	52,875	105,750	211,500
	5/17/07				269	539	1,078				28,093
	5/17/07							199			11,671
	5/17/07								3,119	58.65	24,328
Barth J. Wolf	2007	58,500	117,000	234,000
	5/17/07				256	513	1,026				26,738
	5/17/07							189			11,085
	5/17/07								2,967	58.65	23,143
Bradley A. Johnson	2007	45,000	90,000	180,000
	5/17/07				265	530	1,060				27,624
	5/17/07							196			11,495
	5/17/07								3,071	58.65	23,954

(1)	Based on 2007 Executive Incentive Plan payout percentages. See description of Short-Term Incentive Compensation in the Proxy Statement.

(2)
Performance shares are valued at target payout using the value derived from a Monte Carlo simulation.  Restricted stock is valued at $58.65, the closing stock price on the grant date.  Stock options are valued at $7.80 on an accounting expense basis based on a binomial lattice model calculation.

For a narrative description of the material factors necessary to understand the information disclosed in the Summary Compensation Table and the Grants of Plan-Based Award Table, see the Proxy Statement under the caption "Executive Compensation."  Such information is incorporated by reference as if fully set forth herein.

Outstanding Equity Awards Table

The following table sets forth information for the WPSC named executive officers (other than Mr. O'Leary) regarding outstanding awards under the stock option plan, restricted stock plan, incentive plans, and similar plans, including market-based values of associated rights and/or shares as of December 31, 2007.  For Mr. O'Leary, see the Proxy Statement under the caption "Executive Compensation – Outstanding Equity Awards Table."

Name	Options Awards (1)					Stock Awards (2)
	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (3)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Charles A. Schrock	16,599 16,967 14,404 12,000 6,793 3,587 -	- - - 4,000 6,792 10,761 2,050	- - - - - - -	34.09 37.96 44.73 48.11 54.85 52.73 58.65	12/13/2011 12/12/2012 12/10/2013 12/08/2014 12/07/2015 12/07/2016 05/17/2017	655	33,857	5,962	308,176
Diane L. Ford	6,244 6,382 6,332 5,575 4,018 2,283 -	- - - 1,858 4,018 6,847 3,119	- - - - - - -	34.09 37.96 44.73 48.11 54.85 52.73 58.65	12/13/2011 12/12/2012 12/10/2013 12/08/2014 12/07/2015 12/07/2016 05/17/2017	532	27,499	3,703	191,408
Barth J. Wolf	2,530 4,119 4,463 3,867 3,246 1,696 -	- - - 1,289 3,245 5,087 2,967	- - - - - - -	34.09 37.96 44.73 48.11 54.85 52.73 58.65	12/13/2011 12/12/2012 12/10/2013 12/08/2014 12/07/2015 12/07/2016 05/17/2017	436	22,537	2,893	149,539
Bradley A. Johnson	2,449 4,577 4,554 3,246 1,908 -	- - 1,517 3,245 5,722 3,071	- - - - - -	37.96 44.73 48.11 54.85 52.73 58.65	12/12/2012 12/10/2013 12/08/2014 12/07/2015 12/07/2016 05/17/2017	473	24,449	3,127	161,635

(1)  Provided below is the corresponding vesting date relative to each option expiration date:

Grant Date	Full Vesting Date	Expiration Date
02/11/1999	02/11/2003	02/11/2009
03/13/2000	03/13/2004	03/13/2010
12/14/2000	12/14/2004	12/14/2010
12/13/2001	12/13/2005	12/13/2011
12/12/2002	12/12/2006	12/12/2012
12/10/2003	12/10/2007	12/10/2013
12/08/2004	12/08/2008	12/08/2014
12/07/2005	12/07/2009	12/07/2015
12/07/2006	12/07/2010	12/07/2016
5/17/2007	05/17/2011	05/17/2017

(2)	Integrys Energy Group stock price on December 31, 2007 was $51.69.

(3)
Included in columns (i) and (j) above are the performance shares that may still be paid out as of December 31, 2007.   Subsequent to December 31, 2007, no payout occurred on performance shares for the performance period of 2005-2007 because total shareholder return results were below threshold requirements.  The number of unearned performance shares attributable to each named executive officer as a result of the threshold requirements not being achieved, along with the corresponding market value of such shares, is as follows:

Named Executive Officer	# Unearned Shares	Market or payout value of unearned shares ($)
Charles A. Schrock	1,862	96,247
Diane L. Ford	865	44,712
Barth J. Wolf	600	31,014
Bradley A. Johnson	707	36,545

Option Exercises and Stock Vested

The following table sets forth amounts received by each WPSC named executive officer (other than Mr. O'Leary) upon exercise of options (or similar instruments) or the vesting of stock (or similar instruments) during 2007.  For Mr. O'Leary, see the Proxy Statement under the caption "Executive Compensation – Option Exercises and Stock Vested."

Name	Option Awards		Stock Awards (1)
	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
(a)	(b)	(c)	(d)	(e)
Charles A. Schrock	11,500	323,323	174	9,065
Diane L. Ford	5,830	135,164	110	5,731
Barth J. Wolf	-	-	82	4,272
Bradley A. Johnson	-	-	93	4,845

(1)	No payout was made on performance shares for 2007 based on total shareholder return for the performance period ending 12/31/07. These performance shares had a performance period of 2005-2007.

Pension Benefits Table

The following table sets forth the actuarial present value of each WPSC named executive officer's (other than Mr. O'Leary) accumulated benefit under each defined benefit plan, assuming benefits are paid at normal retirement age based on current levels of compensation.  For Mr. O'Leary, see the Proxy Statement under the caption "Executive Compensation – Pension Benefits Table."  None of the WPSC named executives is currently eligible for early retirement.  No pension benefits were paid to any of the WPSC named executive officers during the year.  Specific details of these benefits are discussed above in more detail in the Compensation Discussion and Analysis under the heading "Other Benefits" and in the Proxy Statement.

Name	Plan Name (1)	Number of years of credited service (#)	Present value of accumulated benefits ($)(2)	Payments during last fiscal year ($)
(a)	(b)	(c)	(d)	(e)
Charles A. Schrock	Retirement Plan	28	880,846	-
	Restoration Plan	28	435,608	-
	SERP	28	346,189	-
	Total		1,662,643	-

Diane L. Ford	Retirement Plan	32	862,742	-
	Restoration Plan	32	275,811	-
	SERP	32	150,012	-
	Total		1,288,565	-

Barth J. Wolf	Retirement Plan	19	444,103	-
	Restoration Plan	19	102,694	-
	Total		546,797	-

Bradley A. Johnson	Retirement Plan	28	609,870	-
	Restoration Plan	28	259,449	-
	SERP	28	230,186	-
	Total		1,099,505	-

(1)
For a description of the material terms and conditions of the above named plans, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program."

(2)	Full years of credited service only. Actual plan benefits are calculated taking into account full and fractional years of credited service.

(3)	Change in pension value during 2007 and present value of accumulated benefit at year-end:

Retirement Plan

For the named executive officers, the amounts shown are based on the present value of the projected PEP account balances payable at the plan's normal retirement age (age 65).  The projected age 65 PEP account equals the participant's accrued account balance at year-end rolled forward with interest credits to age 65 using the plan's interest rate (4.69% at 12/31/2006 and 4.92% at 12/31/2007).  The present value was determined using an interest rate consistent with assumptions used for financial reporting under SFAS No. 87 (5.87% at 12/31/2006 and 6.40% at 12/31/2007).

For named executive officers covered under the WPSC Retirement Plan, the value of the temporary supplemental benefit has been added.  The present value was determined assuming commencement at earliest eligibility (generally age 55 and paid in a single lump-sum form), using the plan's interest rate to calculate the lump sum payment (4.69% at 12/31/2006 and new PPA segment lump-sum rates at 12/31/2007) and using an interest rate consistent with assumptions used in financial reporting under SFAS No. 87 to determine the present value at year-end of the lump sum payable.  The benefit was prorated based on current service over service from hire date to date of earliest eligibility.

Restoration Plan

The amounts shown are based on the present value of the projected PEP account balances payable at the plan's normal retirement age (age 65).  The projected age 65 PEP account equals the participant's accrued account balance at year-end rolled forward with interest credits to age 65 using the plan's interest rate (4.69% at 12/31/2006 and 4.92% at 12/31/2007).  The present value was determined using an interest rate consistent with assumptions used for financial reporting under SFAS No. 87 (5.87% at 12/31/2006 and 6.40% at 12/31/2007).

SERP

The values shown are based on the present value of the accrued benefit at unreduced retirement age (age 62) reflecting final average pay and service as of the calculation date.  The present value was determined assuming commencement at age 62 using an interest rate consistent with assumptions used for financial reporting under SFAS No. 87 (5.87% at 12/31/2006 and 6.40% at 12/31/2007).

Nonqualified Deferred Compensation Table

The following table sets forth information regarding the contributions, earnings, and balances for each WPSC named executive officer (other than Mr. O'Leary) relative to the non-qualified deferred compensation plan for 2007.  For Mr. O'Leary, see the Proxy Statement under the caption "Executive Compensation – Nonqualified Deferred Compensation Table."

Name	Executive Contributions in last fiscal year ($)(1)	Registrant contributions in last fiscal year ($)(1)	Aggregate earnings in last fiscal year ($)(2)	Aggregate withdrawal/ distributions ($)	Aggregate balance at last fiscal year end ($)(3)
(a)	(b)	(c)	(d)	(e)	(f)
Charles A. Schrock	44,475	726	28,572	-	1,156,239
Diane L. Ford	37,738	733	39,408	-	1,005,910
Barth J. Wolf	25,780	611	7,508	-	501,208
Bradley A. Johnson	47,248	1,931	26,068	-	793,991

(1)
Deferrals into the Deferred Compensation Plan were made from compensation earned in 2007 and are reported in column (c) of the Summary Compensation Table, with the exception of equity and non-equity incentive plan compensation earned in 2006, but paid out and deferred in 2007.  These amounts are as follows:

Name	2006 Annual Incentive Plan	2006 Annual Incentive Plan 5% Premium	2007 Performance Share Payout
Charles A. Schrock	19,366	726	-
Diane L. Ford	13,957	0	-
Barth J. Wolf	8,856	443	-
Bradley A. Johnson	11,853	148	-

(2)	Above market earnings received on Reserve Accounts A and B are reported in column (h) of the Summary Compensation Table.

(3)	The aggregate balance includes amounts shown in footnote (1) and the above market earnings on Reserve Accounts A and B, which are included in column (h) of the Summary Compensation Table.

The following table sets forth the actual earnings during 2007 of each deferred compensation account held by the WPSC named executive officers (other than Mr. O'Leary).  For Mr. O'Leary, see the Proxy Statement under the caption "Executive Compensation – Nonqualified Deferred Compensation Table."

Name	Aggregate earnings for Reserve A in last fiscal year ($)	Aggregate earnings for Reserve B in last fiscal year ($)	Aggregate earnings for Mutual Funds in last fiscal year ($)	Aggregate earnings for company stock in last fiscal year ($)	Aggregate earnings in last fiscal year ($)
Charles A. Schrock	17,654	973	6,496	3,449	28,572
Diane L. Ford	10,165	11,632	15,523	2,088	39,408
Barth J. Wolf	-	5,549	317	1,642	7,508
Bradley A. Johnson	4,802	19,244	-	2,022	26,068

For further details regarding the deferred compensation accounts, including rates of return, see the Proxy Statement under the caption "Executive Compensation - Compensation Discussion and Analysis – Key Components of the Executive Compensation Program."  Upon retirement or termination of employment, distribution of the named executive officer's account will commence in January of the year that is both (1) following the calendar year of termination of employment and (2) at least six months following termination or later if a later date is selected by the named executive officer.  The named executive officer can elect a distribution period from 1 to 15 years.  Payouts, withdrawals or other distributions cannot commence under the plan while the named executive officer is actively employed.

At December 31, 2007, there were 777,512 shares of Integrys Energy Group common stock available for distribution under this plan.

Termination of Employment

Provided below are estimated enhanced aggregate compensation and benefits that may be payable to the WPSC named executive officers (other than Mr. O'Leary) in the event of termination of employment.  These estimates assume that termination occurred on the last business day of the last fiscal year (December 31, 2007).  For Mr. O'Leary, see the Proxy Statement under the caption "Executive Compensation – Termination of Employment."

Type of Termination	Charles A. Schrock	Diane L. Ford	Barth J. Wolf	Bradley A. Johnson
Change In Control (CIC)	2,342,654	1,703,878	1,106,027	1,627,177

None of the named executive officers are eligible for retirement as of December 31, 2007.

The WPSC named executives have been provided with an agreement such that in the event of a change in control, a termination payment would be provided.  For further details regarding the nature of these agreements, see the Proxy Statement under the caption "Executive Compensation – Termination of Employment."

No triggering event occurred in 2007 that affected the WPSC named executive officers.  The CIC estimate above provides the approximate cash severance amount, the present value of enhanced SERP, health and welfare and outplacement benefits, the amount due for interrupted performance cycles, and the intrinsic value of stock-based awards for each WPSC named executive officer.

Director Compensation

At December 31, 2007, the eight directors of WPSC consisted entirely of employees of Integrys Energy Group or its subsidiaries.  The directors are Larry L. Weyers, Chair; Lawrence T. Borgard; Phillip M. Mikulsky; Thomas P. Meinz; Thomas A. Nardi; Joseph P. O'Leary; Desiree G. Rogers; and Charles A. Schrock.  None of these directors receive compensation for serving in the role of a director of WPSC.  Each director is compensated in their role as an employee of Integrys Energy Group or a subsidiary of Integrys Energy Group.  For the compensation paid to Messrs. Weyers, O'Leary, Mikulsky, and Borgard as named executive officers of Integrys Energy Group, see the Proxy Statement under the caption "Executive Compensation – Summary Compensation Table."  For the compensation paid to Mr. Schrock as a named executive officer of WPSC, see the "Summary Compensation Table" above.  The remaining directors were paid the following total compensation by Integrys Energy Group or a subsidiary of Integrys Energy Group for the year ended December 31, 2007:  Thomas P. Meinz $836,642; Thomas A. Nardi $959,402; and Desiree G. Rogers $641,075.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Voting Securities

All of the common stock of WPSC is held by its parent, Integrys Energy Group.

Listed in the following table are the shares of Integrys Energy Group's common stock owned as of February 1, 2008 by the then directors and the 2007 named executive officers of WPSC, as well as the number of shares owned by the then directors and executive officers of WPSC as a group as of February 1, 2008.

	Amount and Nature of Shares Beneficially Owned February 1, 2008
Name and Title	Aggregate Number of Shares Beneficially Owned (1)	Number of Shares Subject to Stock Options	Percent of Shares
Lawrence T. Borgard , Director	55,891	33,515	*
Phillip M. Mikulsky, Director (1)	169,077	131,943	*
Thomas P. Meinz, Director	81,032	60,684	*
Thomas A. Nardi, Director	47,348	15,345	*
Desiree G. Rogers, Director	31,683	13,860	*
Larry L. Weyers, Director	420,009	371,580	*
Joseph P. O'Leary Senior Vice President, Chief Financial Officer and Director	95,548	82,460	*
Charles A. Schrock President and Director	86,533	70,350	*
Diane L. Ford Vice President and Corporate Controller	41,796	30,834	*
Barth J. Wolf Secretary	25,241	19,921	*
Bradley A. Johnson Treasurer	26,300	16,734	*
All 11 directors and executive officers as a group (2)	1,080,458	847,226	1.4%*
*	Less than 1% of Integrys Energy Group outstanding shares of common stock

(1)	Includes 7,501 shares owned in a joint trust with spouse.

(2)
Aggregate Number of Shares Beneficially Owned includes shares of common stock held in the Employee Stock Ownership Plan and Trust, the WPSC Deferred Compensation Trust, and all stock options, which are exercisable within 60 days of February 1, 2008. Each director or officer has sole voting and investment power with respect to the shares reported, unless otherwise noted. No voting or investment power exists related to the stock options reported until exercised.

None of the persons listed beneficially owns shares of any other class of Integrys Energy Group's equity securities.

Equity Compensation Plan Information

Information required by this Item regarding equity compensation plans of Integrys Energy Group can be found in Integrys Energy Group's Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 2008, under the caption "Ownership of Voting Securities--Equity Compensation Plan Information."  Such information is incorporated by reference as if fully set forth herein.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

WPSC provides and receives services, property, and other things of value to and from its parent, Integrys Energy Group, and other subsidiaries of Integrys Energy Group.  All such transactions are made pursuant to a master affiliated interest agreement approved by the PSCW.  The agreement provides that WPSC receives payment equal to the higher of its cost or fair value for services and property and other things of value which WPSC provides to Integrys Energy Group or its other nonregulated subsidiaries, makes payments equal to the lower of the provider's cost or fair value for property, services, and other things of value which Integrys Energy Group or its other nonregulated subsidiaries provide to WPSC.  The agreement further provides that any services, property, or other things of value provided to or from WPSC to or for any other regulated subsidiary of Integrys Energy Group be provided at cost.  Modification or amendment to the master agreement requires the approval of the PSCW.

Directors of WPSC are also employees of WPSC, its parent company, or sister companies.

ITEM 14.	PRINCIPAL FEES AND SERVICES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following is a summary of the fees for services provided to WPSC by Deloitte & Touche LLP for professional services performed for WPSC during 2007 and 2006:

Fees	2007	2006
Audit Fees (a)	$772,532	$803,045
Audit Related Fees (b)	83,470	75,300
All Other Fees (c)	2,065	3,150
Total Fees	$858,067	$881,495

a)
Audit Fees. Consists of aggregate fees for services provided to WPSC by Deloitte & Touche LLP for the audits of the annual consolidated financial statements, reviews of the interim condensed consolidated financial statements included in quarterly reports and audits of the effectiveness of, and management's assessment of the effectiveness of, internal control over financial reporting.  Audit fees also include services that are normally provided by Deloitte & Touche in connection with statutory and regulatory filings or engagements, including comfort letters, consents and other services related to SEC matters, and consultations arising during the course of the audits and reviews concerning financial accounting and reporting standards.

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

c)
All Other Fees. Consists of other fees for services provided to WPSC by Deloitte & Touche LLP for products and services other than the services reported above.  All Other Fees are for software licensing and training provided in 2007 and 2006.  The nature of the software license fees, which include support, learning services, and training have been deemed to be permissible non-attest services.

In considering the nature of the services provided by the independent registered public accounting firm, the Audit Committee of the Board of Directors of Integrys Energy Group determined that such services are compatible with the provision of independent audit services.  The Audit Committee discussed these services with the independent registered public accounting firm and Integrys Energy Group's management and determined that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as those of the American Institute of Certified Public Accountants.  The Audit Committee has approved in advance 100% of the services described in the table above under "Audit-Fees" and "Audit-Related Fees" in accordance with its pre-approval policy.

For information on the Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm regarding WPSC see the discussion in the Proxy Statement under the caption "Principal Fees and Service Paid to Independent Registered Public Accounting Firm."

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

(1)	Consolidated Financial Statements included in Part II at Item 8 above:

	Description	Pages in 10-K

	Consolidated Statements of Income for the three years ended December 31, 2007, 2006, and 2005	43

	Consolidated Balance Sheets as of December 31, 2007 and 2006	44

	Consolidated Statements of Capitalization as of December 31, 2007 and 2006	45

	Consolidated Statements of Common Shareholder's Equity for the three years ended December 31, 2007, 2006, and 2005	46

	Consolidated Statements of Cash Flows for the three years ended December 31, 2007, 2006, and 2005	47

	Notes to Consolidated Financial Statements	48

	Report of Independent Registered Public Accounting Firm	81

(2)
Financial Statement Schedules.
The following financial statement schedules are included in Part IV of this report.  Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	Description	Pages in 10-K

	Schedule II WPSC Valuation and Qualifying Accounts	105

(3)	Listing of all exhibits, including those incorporated by reference.

Exhibit Number	Description of Documents

2.1*
Asset Contribution Agreement between ATC and Wisconsin Electric Power Company, Wisconsin Power and Light Company, WPSC, Madison Gas & Electric Co., Edison Sault Electric Company, South Beloit Water, Gas and Electric Company, dated as of December 15, 2000.  (Incorporated by reference to Exhibit 2A-3 to Integrys Energy Group's and WPSC's Form 10-K for the year ended December 31, 2000.)

3.1
Articles of Incorporation of WPSC as effective May 26, 1972 and amended through May 31, 1988 (Incorporated by reference to Exhibit 3A to Form 10-K for the year ended December 31, 1991); Articles of Amendment to Articles of Incorporation dated June 9, 1993. (Incorporated by reference to Exhibit 3 to Form 8-K filed June 10, 1993.)

3.2	By-Laws of WPSC, as amended through February 21, 2007. (Incorporated by reference to Exhibit 3.6 to WPSC's Form 8-K filed February 27, 2007.)

4.1
First Mortgage and Deed of Trust, dated as of January 1, 1941 from WPSC to U.S. Bank National Association (successor to First Wisconsin Trust Company), Trustee (Incorporated by reference to Exhibit 7.01 - File No. 2-7229); Supplemental Indenture, dated as of November 1, 1947 (Incorporated by reference to Exhibit 7.02 - File No. 2-7602); Supplemental Indenture, dated as of November 1, 1950 (Incorporated by reference to Exhibit 4.04 - File No. 2-10174); Supplemental Indenture, dated as of May 1, 1953 (Incorporated by reference to Exhibit 4.03 - File No. 2-10716); Supplemental Indenture, dated as of October 1, 1954 (Incorporated by reference to Exhibit 4.03 - File No. 2-13572); Supplemental Indenture, dated as of December 1, 1957 (Incorporated by reference to Exhibit 4.03 - File No. 2-14527); Supplemental Indenture, dated as of October 1, 1963 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of June 1, 1964 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of November 1, 1967 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of April 1, 1969 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Fifteenth Supplemental Indenture, dated as of May 1, 1971 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Sixteenth Supplemental Indenture, dated as of August 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Seventeenth Supplemental Indenture, dated as of September 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Eighteenth Supplemental Indenture, dated as of October 1, 1975 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Nineteenth Supplemental Indenture, dated as of February 1, 1977 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Twentieth Supplemental Indenture, dated as of July 15, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-First Supplemental Indenture, dated as of December 1, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-Second Supplemental Indenture dated as of April 1, 1981 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1981); Twenty-Third Supplemental Indenture, dated as of February 1, 1984 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1983); Twenty-Fourth Supplemental Indenture, dated as of March 15, 1984 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended June 30, 1984); Twenty-Fifth Supplemental Indenture, dated as of October 1, 1985 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended September 30, 1985); Twenty-Sixth Supplemental Indenture, dated as of December 1, 1987 (Incorporated by reference to Exhibit 4A-1 to Form 10-K for the year ended December 31, 1987); Twenty-Seventh Supplemental Indenture, dated as of September 1, 1991 (Incorporated by reference to Exhibit 4 to Form 8-K filed September 18, 1991); Twenty-Eighth Supplemental Indenture, dated as of July 1, 1992 (Incorporated by reference to Exhibit 4B - File No. 33-51428); Twenty-Ninth Supplemental Indenture, dated as of

October 1, 1992 (Incorporated by reference to Exhibit 4 to Form 8-K filed October 22, 1992); Thirtieth Supplemental Indenture, dated as of February 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed January 27, 1993); Thirty-First Supplemental Indenture, dated as of July 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed July 7, 1993); Thirty-Second Supplemental Indenture, dated as of November 1, 1993 (Incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended September 30, 1993); Thirty-Third Supplemental Indenture, dated as of December 1, 1998 (Incorporated by reference to Exhibit 4D to Form 8-K filed December 18, 1998); Thirty-Fourth Supplemental Indenture, dated as of August 1, 2001 (Incorporated by reference to Exhibit 4D to Form 8-K filed August 24, 2001); Thirty-Fifth Supplemental Indenture, dated as of December 1, 2002 (Incorporated by reference to Exhibit 4D to Form 8-K filed December 16, 2002); Thirty-Sixth Supplemental Indenture, dated as of December 8, 2003 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed December 9, 2003); Thirty-Seventh Supplemental Indenture, dated as of December 1, 2006 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed November 30, 2006); Thirty-Eighth Supplemental Indenture, dated as of August 1, 2006 (Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 2006) and Thirty-Ninth Supplemental Indenture, dated as of November 1, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed November 16, 2007). All references to periodic reports are to those of WPSC (File No. 1-3016).

4.2
Indenture, dated as of December 1, 1998, between WPSC and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4A to Form 8-K filed December 18, 1998); First Supplemental Indenture, dated as of December 1, 1998 between WPSC and Firstar Bank Milwaukee, N.A., National Association (Incorporated by reference to Exhibit 4C to Form 8-K filed December 18, 1998); Second Supplemental Indenture, dated as of August 1, 2001 between WPSC and Firstar Bank, National Association (Incorporated by reference to Exhibit 4C of Form 8-K filed August 24, 2001); Third Supplemental Indenture, dated as of December 1, 2002 between WPSC and U.S. Bank National Association (Incorporated by reference to Exhibit 4C of Form 8-K filed December 16, 2002); Fourth Supplemental Indenture, dated as of December 8, 2003, by and between WPSC and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association)  (Incorporated by reference to Exhibit 4.1 to Form 8-K filed December 9, 2003); Fifth Supplemental Indenture, dated as of December 1, 2006, by and between WPSC and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association)  (Incorporated by reference to Exhibit 4.1 to Form 8-K filed November 30, 2006); Sixth Supplemental Indenture, dated as of December 1, 2006, by and between WPSC and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2006); and Seventh Supplemental Indenture, dated as of November 1, 2007, by and between WPSC and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4.1 to Form 8-K filed November 16, 2007). References to periodic reports are to those of WPSC (File No. 1-3016)

10.1
Joint Power Supply Agreement among WPSC, Wisconsin Power and Light Company, and Madison Gas and Electric Company, dated February 2, 1967.  (Incorporated by reference to Exhibit 4.09 in File No. 2-27308.)

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

10.8+
Form of Key Executive Employment and Severance Agreement entered into between Integrys Energy Group and each of the following:  Diane L. Ford, David W. Harpole, Bradley A. Johnson, Thomas P. Meinz, Barbara A. Nick, Joseph P. O'Leary, Charles A. Schrock, Bernard J. Treml, and Barth J. Wolf.  (Incorporated by reference to Exhibit 10.9 to Integrys Energy Group's and WPSC's Form 10-K for the year ended December 31, 2002.)

10.9+	Form of Integrys Energy Group Performance Stock Right Agreement. (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group's and WPSC's Form 8-K filed December 13, 2005.)

10.10+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Performance Stock Right Agreement approved May 17, 2007.  (Incorporated by reference to Exhibit 10.5 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337].)

10.11+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Performance Stock Right Agreement approved February 14, 2008.  (Incorporated by reference to Exhibit 10.6 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337].)

10.12+
Form of Integrys Energy Group 2005 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement.  (Incorporated by reference to  Exhibit 10.1 to Integrys Energy Group Form 8-K filed December 13, 2006)

10.13+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement approved May 17, 2007.  (Incorporated by reference to Exhibit 10.8 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337].)

10.14+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement approved February 14, 2008. (Incorporated by reference to Exhibit 10.9 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337].)

10.15+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan NonQualified Stock Option Agreement approved May 17, 2007.  (Incorporated by reference to Exhibit 10.10 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337].)

10.16+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan NonQualified Stock Option Agreement approved February 14, 2008. (Incorporated by reference to Exhibit 10.11 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337].)

10.17+	Integrys Energy Group 1999 Stock Option Plan. (Incorporated by reference to Exhibit 10-2 in Integrys Energy Group's Form 10-Q for the quarter ended June 30, 1999, filed August 11, 1999.)

10.18+
Integrys Energy Group Deferred Compensation Plan as Amended and Restated Effective April 1, 2008. (Incorporated by reference to Exhibit 10.14 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337].)

10.19+
Integrys Energy Group 2001 Omnibus Incentive Compensation Plan.  (Incorporated by reference to Exhibit 10.16 to Integrys Energy Group's and WPSC's Form 10-K for the year ended December 31, 2005, filed February 28, 2006.)

10.20+	Integrys Energy Group, Inc. 2005 Omnibus Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group's and WPSC's Form 10-Q filed August 4, 2005.)

10.21+
Integrys Energy Group, Inc. 2007 Omnibus Incentive Compensation Plan.  (Incorporated by reference to Exhibit 10.17 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337].)

10.22
Five Year Credit Agreement among Wisconsin Public Service Corporation, as Borrower, The Lenders Identified Herein, U.S. Bank National Association, as Syndication Agent, Wells Fargo Bank National Association, as Co-Documentation Agent, JPMorgan Chase Bank, N.A., as Co-Documentation Agent, UBS Securities LLC, as Co-Documentation Agent, Citibank, N.A., as Administrative Agent and Citigroup Global Markets, Inc. and U.S. Bank National Association, as Co-Lead Arrangers and Book Managers dated as of June 2, 2005.

12.1	WPSC Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

21	Subsidiaries of WPSC.

23.1	Consent of Independent Registered Public Accounting Firm for WPSC.

24	Powers of Attorney.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPSC.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPSC.

32.1	Written Statement of the Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for WPSC.

99
Proxy Statement for Integrys Energy Group's 2008 Annual Meeting of Shareholders. [To be filed with the SEC under Regulation 14A within 120 days after December 31, 2007; except to the extent specifically incorporated by reference, the Proxy Statement for the 2008 Annual Meeting of Shareholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K.]

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2008.

WISCONSIN PUBLIC SERVICE CORPORATION

(Registrant)

By:	/s/ Charles A. Schrock
Charles A. Schrock President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Lawrence T. Borgard*	Director
Phillip M. Mikulsky*	Director
Thomas P. Meinz*	Director
Thomas A. Nardi*	Director
Joseph P. O'Leary*	Director
Desiree G. Rogers*	Director
Charles A. Schrock*	Director
Larry L. Weyers*	Director and Chairman

/s/ Charles A. Schrock	President and Director (principal executive officer)	February 28, 2008
Charles A. Schrock

/s/ Joseph P. O'Leary	Senior Vice President, Chief Financial Officer and Director (principal financial officer)	February 28, 2008
Joseph P. O'Leary

/s/ Diane L. Ford	Vice President and Corporate Controller (principal accounting officer)	February 28, 2008
Diane L. Ford

*By: /s/ Diane L. Ford
Diane L. Ford	Attorney-in-Fact	February 28, 2008

SCHEDULE II
WISCONSIN PUBLIC SERVICE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended December 31, 2007, 2006, and 2005
(In millions)

	Balance at	Additions
	Beginning of	Charged to		Balance at
Fiscal Year	Year	Expense	Reductions *	End of Year

2005	$5.5	$6.2	$3.2	$8.5

2006	$8.5	$7.7	$9.2	$7.0

2007	$7.0	$7.8	$10.8	$4.0

* Represents amounts written off to the reserve, net of recoveries.

EXHIBITS FILED HEREWITH

10.22
Five Year Credit Agreement among Wisconsin Public Service Corporation, as Borrower, The Lenders Identified Herein, U.S. Bank National Association, as Syndication Agent, Wells Fargo Bank National Association, as Co-Documentation Agent, JPMorgan Chase Bank, N.A., as Co-Documentation Agent, UBS Securities LLC, as Co-Documentation Agent, Citibank, N.A., as Administrative Agent and Citigroup Global Markets, Inc. and U.S. Bank National Association, as Co-Lead Arrangers and Book Managers dated as of June 2, 2005.

12.1	WPSC Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

21	Subsidiaries of WPSC

23.1	Consent of Independent Registered Public Accounting Firm for WPSC

24	Powers of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPSC

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPSC

32.1	Written Statement of the Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for WPSC