Form 10-Q
period 2008-03-31
WISCONSIN PUBLIC SERVICE CORP
filed 2008-05-08
CIK 107833

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $4 par value, 23,896,962 shares outstanding at May 6, 2008

______________________________________________________________________________
______________________________________________________________________________

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

Signature		34

EXHIBIT INDEX		35

12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

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

32	Written Statement of the Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation

Commonly Used Acronyms

ATC	American Transmission Company LLC
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	United States Internal Revenue Service
MISO	Midwest Independent Transmission System Operator
MPSC	Michigan Public Service Commission
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
WDNR	Wisconsin Department of Natural Resources
WPSC	Wisconsin Public Service Corporation

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

Forward-looking statements involve a number of risks and uncertainties.  There are many factors that could cause actual results to differ materially from those expressed or implied in this report.  Some risk factors that could cause results different from any forward-looking statement include those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, and as such may be amended or supplemented in Part II, Item 1A of this report.  Other factors include:

●
Integrys Energy Group, the parent of WPSC, may be unable to achieve the forecasted synergies at its utility subsidiaries that are anticipated from the PEC merger or it may take longer or cost more than expected to achieve these synergies;

●	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions;
●
The impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric and natural gas utility industries and possible future initiatives to address concerns about global climate change, changes in environmental, tax, and other laws and regulations to which WPSC and its subsidiary are subject, as well as changes in the application of existing laws and regulations;

●
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup and the contested case proceeding regarding the Weston 4 air permit;

●	Resolution of audits and other tax disputes with the IRS, Wisconsin Department of Revenue, Michigan Department of Treasury, and other tax authorities;
●	Available sources and costs of fuels and purchased power;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political, legal and economic conditions and developments in the United States;
●	Potential business strategies, including acquisitions, and construction or disposition of assets or businesses, which cannot be assured to be completed timely or within budgets;
●	The direct or indirect effects of terrorist incidents, natural disasters, or responses to such events;
●
The impacts of changing financial market conditions, credit ratings, and interest rates on our financing efforts, and the risks associated with changing commodity prices (particularly natural gas and electricity);

●	Weather and other natural phenomena, in particular the effect of weather on natural gas and electricity sales;
●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by the registrant from time to time with the SEC.

Forward-looking statements are subject to assumptions and uncertainties; therefore, actual results may differ materially from those expressed or implied by such forward-looking statements.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions)	2008	2007

Operating revenues
Electric	$295.0	$268.8
Natural gas	220.7	190.8
Total operating revenues	515.7	459.6

Electric production fuels	41.9	36.8
Purchased power	123.9	98.4
Natural gas purchased for resale	159.3	135.8
Operating and maintenance expense	102.4	92.2
Depreciation and amortization expense	22.6	24.6
Taxes other than income taxes	12.0	11.3
Operating income	53.6	60.5

Miscellaneous income	4.9	3.6
Interest expense	(11.2)	(10.9)
Other expense	(6.3)	(7.3)

Income before taxes	47.3	53.2
Provision for income taxes	16.4	20.2
Net income	30.9	33.0
Preferred stock dividend requirements	0.8	0.8
Earnings on common stock	$30.1	$32.2

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2008	2007

Assets
Cash and cash equivalents	$7.5	$4.1
Accounts receivable, net of reserves of $4.0 and $4.0, respectively	296.9	254.8
Receivables from related parties	13.2	14.6
Accrued unbilled revenues	68.2	72.0
Inventories	34.2	81.4
Assets from risk management activities	11.9	14.2
Regulatory assets	40.8	49.3
Materials and supplies, at average cost	26.0	24.3
Prepaid federal income tax	-	46.5
Prepaid gross receipts tax	26.0	34.9
Other current assets	7.2	7.2
Current assets	531.9	603.3

Property, plant, and equipment, net of accumulated depreciation of $1,066.4 and $1,071.2,
respectively	2,080.5	2,074.9
Regulatory assets	167.5	172.8
Receivables from related parties	48.2	48.2
Other	118.9	118.4
Total assets	$2,947.0	$3,017.6

Liabilities and Shareholders' Equity
Short-term debt	$30.3	$60.7
Accounts payable	165.6	186.0
Payables to related parties	28.8	52.1
Liabilities from risk management activities	3.0	6.0
Regulatory liabilities	22.1	21.9
Other current liabilities	65.5	73.7
Current liabilities	315.3	400.4

Long-term debt to parent	10.3	10.5
Long-term debt	745.6	745.6
Deferred income taxes	160.1	161.4
Deferred investment tax credits	11.7	11.9
Regulatory liabilities	261.5	252.9
Environmental remediation liabilities	67.4	67.5
Pension and postretirement benefit obligations	68.9	68.6
Payables to related parties	18.8	19.2
Other	79.6	81.8
Long-term liabilities	1,423.9	1,419.4

Commitments and contingencies

Preferred stock with no mandatory redemption	51.2	51.2
Common stock equity	1,156.6	1,146.6
Total liabilities and shareholders' equity	$2,947.0	$3,017.6

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)		March 31	December 31
(Millions, except share amounts)		2008	2007

Common stock equity
Common stock, $4 par value, 32,000,000 shares authorized,
23,896,962 shares outstanding		$95.6	$95.6
Premium on capital stock		717.2	713.8
Retained earnings		343.8	337.2
Total common stock equity		1,156.6	1,146.6

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -

Series	Shares Outstanding
5.00%	131,916	13.2	13.2
5.04%	29,983	3.0	3.0
5.08%	49,983	5.0	5.0
6.76%	150,000	15.0	15.0
6.88%	150,000	15.0	15.0
Total preferred stock		51.2	51.2

Long-term debt to parent
Series	Year Due
8.76%	2015	4.2	4.3
7.35%	2016	6.1	6.2
Total long-term debt to parent		10.3	10.5

Long-term debt
First mortgage bonds
Series	Year Due
7.125%	2023	0.1	0.1
Senior notes
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
3.95%	2013	22.0	22.0
4.80%	2013	125.0	125.0
5.65%	2017	125.0	125.0
6.08%	2028	50.0	50.0
5.55%	2036	125.0	125.0
Total first mortgage bonds and senior notes		747.1	747.1
Unamortized discount on long-term debt, net		(1.5)	(1.5)
Total		745.6	745.6
Current portion		-	-
Total long-term debt		745.6	745.6
Total capitalization		$1,963.7	$1,953.9

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2008	2007

Operating Activities
Net income	$30.9	$33.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	22.6	24.6
Refund of non-qualified decommissioning fund	(0.2)	(13.6)
Recovery of MISO day 2 expenses	7.4	1.7
Recoveries and refunds of other regulatory assets and liabilities	10.2	10.2
Deferred income taxes and investment tax credit	0.2	(0.8)
Equity income, net of dividends	0.4	(1.2)
Pension and postretirement expense	1.6	8.7
Other, net	0.7	(2.5)
Changes in -
Customer and other receivables	(24.8)	(54.3)
Accrued unbilled revenues	3.8	5.0
Inventories	47.6	58.5
Prepaid federal income taxes	46.5	31.6
Miscellaneous assets	7.2	14.4
Accounts payable	(38.9)	(36.4)
Accrued taxes	7.5	45.3
Miscellaneous current and accrued liabilities	(16.0)	(8.5)
Net cash provided by operating activities	106.7	115.7

Investing Activities
Capital expenditures	(40.2)	(41.4)
Assets transferred to IBS	8.5	-
Restricted cash for repayment of long-term debt	-	22.0
Transmission interconnection	(16.7)	(13.6)
Other	-	(0.1)
Net cash used for investing activities	(48.4)	(33.1)

Financing Activities
Short-term debt - net	(30.4)	(35.9)
Payments of long-term debt	-	(22.1)
Dividends to parent	(23.5)	(23.8)
Preferred stock dividends	(0.8)	(0.8)
Other	(0.2)	(0.1)
Net cash used for financing activities	(54.9)	(82.7)
Net change in cash and cash equivalents	3.4	(0.1)
Cash and cash equivalents at beginning of period	4.1	0.8
Cash and cash equivalents at end of period	$7.5	$0.7

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2008

NOTE 1--FINANCIAL INFORMATION

We have prepared the Condensed Consolidated Financial Statements of WPSC under the rules and regulations of the SEC.

These financial statements on Form 10-Q have not been audited.  Management believes that these financial statements include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of the financial results for each period shown.  We have condensed or omitted certain financial information and note disclosures normally included in our annual audited financial statements.  These condensed financial statements should be read along with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the WPSC Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(Millions)	2008	2007
Cash paid for interest	$6.1	$6.2
Cash paid for income taxes	$3.6	$4.9

Weston 4 construction costs funded through accounts payable and treated as non-cash investing activities were $22.6 million at March 31, 2008, and $29.9 million at March 31, 2007.

NOTE 3--RISK MANAGEMENT ACTIVITIES

The following table shows WPSC's assets and liabilities from risk management activities as of March 31, 2008, and December 31, 2007:

	Assets		Liabilities
(Millions)	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Commodity contracts	$9.0	$1.2	$-	$1.6
Financial transmission rights	3.4	13.0	3.0	4.4
Total	$12.4	$14.2	$3.0	$6.0
Balance Sheet Presentation
Current	$11.9	$14.2	$3.0	$6.0
Other long-term	0.5	-	-	-
Total	$12.4	$14.2	$3.0	$6.0

Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

The derivatives listed in the above table as "commodity contracts" include a limited number of natural gas purchase contracts as well as financial derivative contracts (NYMEX futures and options) used by WPSC's natural gas and electric utility segments to mitigate the risk associated with the market price volatility of natural gas.  The electric utility segment also uses financial instruments to manage transmission congestion costs, which are shown in the above table as "financial transmission rights."

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

NOTE 4--GOODWILL AND OTHER INTANGIBLE ASSETS

At March 31, 2008, and December 31, 2007, goodwill recorded by WPSC's natural gas segment was $36.4 million and was related to WPSC's 2001 acquisition of Wisconsin Fuel and Light Company.  Goodwill is included in other long-term assets on the Condensed Consolidated Balance Sheets.

NOTE 5--SHORT-TERM DEBT AND LINES OF CREDIT

WPSC's short-term borrowings consist of sales of commercial paper backed by an unsecured revolving credit agreement and short-term notes as shown in the following table.

(Millions, except percentages)	March 31, 2008	December 31, 2007
Commercial paper outstanding	$20.3	$50.7
Average discount rate on outstanding commercial paper	3.35%	5.65%
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on short-term notes payable	3.04%	5.20%

The commercial paper at March 31, 2008, had a maturity date of April 1, 2008.

WPSC manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to WPSC's short-term debt and lines of credit.

(Millions)	Maturity	March 31, 2008	December 31, 2007
Credit agreements and revolving notes
Revolving credit facility (1)	6/02/10	$115.0	$115.0
Revolving short-term notes payable (2)	5/13/08	10.0	10.0
Total short-term credit capacity		125.0	125.0

Less:
Letters of credit issued inside credit facilities		3.9	3.8
Loans outstanding under the credit agreements		10.0	10.0
Commercial paper outstanding		20.3	50.7
Available capacity under existing agreements		$90.8	$60.5
(1) Provides support for WPSC’s commercial paper borrowing program.
(2) Facility is renewed every six months, used for general corporate purposes.

NOTE 6--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of WPSC through March 31, 2008.  All asset retirement obligations are recorded as other long-term liabilities on the Condensed Consolidated Balance Sheet.

(Millions)
Asset retirement obligations at December 31, 2007	$8.6
Accretion	0.1
Asset retirement obligations at March 31, 2008	$8.7

NOTE 7--INCOME TAXES

WPSC’s effective tax rates for the three months ended March 31, 2008, and 2007 were 34.7% and 38.0%, respectively.  WPSC's provision for income taxes was calculated in accordance with Accounting Principles Board Opinion No. 28, "Interim Financial Reporting."  Accordingly, WPSC's interim effective tax rate reflects its projected annual effective tax rate.  The effective tax rate for the three months ended March 31, 2008 differs from the federal tax rate of 35% primarily due to state income taxes and the impact of certain permanent book to tax return differences related to employee benefits and certain capital expenditures.  The effective tax rate for the three months ended March 31, 2007 differs from the federal tax rate of 35% primarily due to state income taxes.

For the quarter ended March 31, 2008, there were no significant changes in WPSC’s liability for uncertain tax positions.

NOTE 8--COMMITMENTS AND CONTINGENCIES

Commodity Purchase Obligations and Purchase Order Commitments

WPSC routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  WPSC has obligations to sell electricity and natural gas to customers.  WPSC expects to recover costs related to these obligations in future customer rates.

The obligations described below are as of March 31, 2008.

●
WPSC’s electric utility segment has obligations related to coal supply and transportation that extend through 2016 and total $582.5 million, obligations of $1.2 billion for either capacity or energy related to purchased power that extend through 2016, and obligations for other commodities totaling $12.6 million, which extend through 2012.

●	WPSC’s natural gas utility segment has obligations related to natural gas supply and transportation contracts totaling $305.3 million, some of which extend through 2017.
●	WPSC also has commitments in the form of purchase orders issued to various vendors, which totaled $329.0 million. A significant portion of these commitments relate to large construction projects.

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

In 2000 and 2002, Wisconsin Power and Light Company (WP&L) received a similar series of EPA information requests relating to work performed on certain coal-fired boilers and related equipment at the Columbia generation station (a facility located in Portage, Wisconsin, jointly owned by WP&L, Madison Gas and Electric Company, and WPSC).  WP&L is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility.  WP&L filed its response for the Columbia facility in July 2002.

Depending upon the results of the EPA's review of the information provided by WPSC and WP&L, the EPA may perform any of the following:

●	issue notices of violation, (NOV) asserting that a violation of the Clean Air Act occurred,
●	seek additional information from WPSC, WP&L, and/or third parties who have information relating to the boilers, and/or
●	close out the investigation.

To date, the EPA has not responded to the 2001 and 2002 filings made by WPSC and WP&L.  However, in March 2008, a data request was received from the EPA seeking information related to operations and projects for the Pulliam and Weston coal-fired boilers from January 2000 to the present.  WPSC has submitted its response.  In addition, under the Clean Air Act, citizen groups may pursue a claim.  WPSC has no notice of such a claim based on the information submitted to the EPA.

In response to the EPA's Clean Air Act enforcement initiative, several utilities elected to settle with the EPA, while others are in litigation.  The fines and penalties (including the cost of supplemental environmental projects) associated with settlements involving comparably-sized facilities range between $7 million and $30 million.  The regulatory interpretations upon which the lawsuits or settlements are based may change based on future court decisions of the pending litigations.

If the federal government brings a claim against WPSC and if it were determined by a court that historic projects at WPSC's Pulliam and Weston plants required either a state or federal Clean Air Act permit, WPSC may, under the applicable statutes, be required to:

●	shut down any unit found to be operating in non-compliance,
●	install additional pollution control equipment,
●	pay a fine, and/or
●	pay a fine and conduct a supplemental environmental project in order to resolve any such claim.

Pulliam Air Notice of Violation

In September 2007, a NOV was issued to WPSC by the WDNR alleging various violations of the Pulliam facility's Title V permit, primarily pertaining to certain recordkeeping and monitoring requirements.  WPSC met with the WDNR in November 2007 to discuss and attempt to resolve the matters identified in the NOV, and subsequently submitted additional information pursuant to the WDNR’s request.  While not finally confirmed by the WDNR, it is WPSC’s understanding that this issue is essentially resolved.

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

These activities did not stay the construction of the Weston 4 facility or the administrative law judge's decision on the Weston 4 air permit.  WPSC believes that it has substantial defenses to the Sierra Club's challenges.  Until the Sierra Club's challenge is finally resolved, Integrys Energy Group will not be able to make a final determination of the probable cost impact, if any, of compliance with any changes to the Weston 4 air permit on its future costs.

Weston Operating Permits

In July 2005 and February 2006, NOVs were issued to WPSC by the WDNR alleging various violations of the operating permit requirements applicable to the then existing Weston facility.  Subsequently, by letter dated April 11, 2007, the WDNR referred the matters set forth in the NOVs to the Wisconsin Attorney General’s office.  The referral letter alleged that the Weston facility was not in compliance with the following provisions of the facility’s Title V operating permit:  (i) limitations on the sulfur content of the fuel oil stored at the Weston facility; (ii) the carbon monoxide and nitrogen oxide limits for certain of the facility’s combustion turbines; (iii) the particulate matter emission limits applicable to the coal handling equipment; (iv) opacity monitoring requirements; and (v) a requirement to conduct an elemental metals analysis.  WPSC is negotiating with the Wisconsin Attorney General's office to resolve the matters.

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

Mercury and Interstate Air Quality Rules

Mercury

In October 2004, the mercury emission control rule became effective in Wisconsin (Chapter NR 446), requiring WPSC to control annual system mercury emissions in phases with the first phase beginning in 2008.  In this phase, the annual mercury emissions are capped at the average annual system mercury emissions for the period 2002 through 2004.  The next phase will run from 2010 through 2014 and require a 40% reduction from average annual 2002 through 2004 mercury input amounts.  After 2015, a 75% reduction is required with a goal of an 80% reduction by 2018.  Chapter NR 446 applies to existing units.  Weston 4 installed mercury control technology, which will achieve a mercury emission rate that meets the permit limit for mercury.

The State of Wisconsin has recently developed a revised draft rule to Chapter NR 446 that requires a 40% reduction from the 2002 through 2004 baseline beginning January 1, 2010 through the end of 2014.  Beginning in 2015, electric generating units above 150 megawatts will be required to reduce emissions by 90% and electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined as Best Available Control Technology.  WPSC estimates capital costs of approximately $22 million for phase one, which includes estimates for both wholly-owned and jointly-owned plants, to achieve the proposed reductions in the State's revised draft rule which has not been finalized.  These costs may change based on the requirements of the final rule.  The capital costs are expected to be recovered in a future rate case.  In May 2008, a group of industry stakeholders filed suit, claiming that the WDNR’s mercury rulemaking process violates a state statute.  The outcome of this challenge is uncertain.

Although a federal mercury control and monitoring rule was promulgated in 2005 by the EPA, the State of Wisconsin filed suit along with other states in opposition of the rule.  On February 8, 2008, the U.S. Court of Appeals for the District of Columbia Circuit ruled in favor of the petitioners and vacated the federal rule. In March 2008, the EPA appealed the ruling by the court, which remains under review at this time.

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

Currently, WPSC is evaluating a number of options that include using the cap and trade program and/or installing controls.  For planning purposes, it is assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2015.  The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of WPSC's long-term maintenance plan for its existing units.  As such, controls or conversions may need to take place before 2015.  On a preliminary basis and assuming controls or conversion are required, WPSC estimates capital costs of $553 million, which includes estimates for both wholly-owned and jointly-owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in a future rate case.

Manufactured Gas Plant Remediation

WPSC operated facilities in the past at multiple sites for the purpose of manufacturing and storing manufactured gas, and as such, is responsible for the environmental impacts at ten manufactured gas plant sites located in Wisconsin and Michigan.  All are former regulated utility sites, and as such, are being remediated, with costs charged to existing ratepayers at WPSC.

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

WPSC estimated the future undiscounted investigation and cleanup costs as of March 31, 2008, for all sites to be $67.4 million.  WPSC may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and the assessment of natural resource damages.  WPSC expects to recover actual cleanup costs, net of insurance recoveries, in future customer rates and has recorded a net regulatory asset of $69.4 million related to the recovery of both unrecovered expenditures, and estimated future expenditures as of March 31, 2008.  Under current PSCW policies, WPSC will not recover carrying costs associated with the cleanup expenditures.  WPSC has received $15.7 million in insurance recoveries as of March 31, 2008, which were recorded as a reduction in the regulatory asset.

Greenhouse Gases

There is increasing concern over the issue of climate change and the effect of emissions of greenhouse gases, in particular from the combustion of fossil fuels.  WPSC is evaluating both the technical and cost implications which may result from a future state, regional, or federal greenhouse gas regulatory program. This evaluation indicates that it is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for WPSC and its customers.  The greatest impact is likely to be on fossil fuel-fired generation, with a less significant impact on natural gas storage and distribution operations.  Efforts are underway within the utility industry to find a feasible method for capturing carbon dioxide from pulverized coal-fired units and to develop cleaner ways to burn coal.  The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues.  Based on the complexity and uncertainty of the climate issues, a risk exists that future carbon regulation will increase the cost of electricity produced at coal-fired generation units.  However, we believe the capital expenditures we are making at our generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures by our regulated electric utilities will be recoverable in rates.  WPSC will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas regulatory actions.

NOTE 9--GUARANTEES

The following table shows outstanding guarantees at WPSC at March 31, 2008:

		Expiration
(Millions)	Total Amounts Committed at March 31, 2008	Less Than 1 Year	1 to 2 Years
Standby letters of credit(1)	$3.9	$3.9	$-
Other guarantees(2)	7.3	-	7.3
Total guarantees	$11.2	$3.9	$7.3

(1)	At WPSC's request, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to WPSC.

(2)
 Consists of (1) a guarantee issued by WPSC to indemnify a third party for exposures related to the construction of utility assets.  This amount is not reflected on the Condensed Consolidated Balance Sheet, as this agreement was entered into prior to the effective date of FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.”  The maximum exposure related to this guarantee was $3.7 million at March 31, 2008; and (2) a liability related to WPSC's agreement to indemnify Dominion for certain costs arising from the resolution of design bases documentation issues incurred prior to Kewaunee's scheduled maintenance period in 2009.  As of March 31, 2008, WPSC had paid $5.3 million to Dominion related to this guarantee, reducing the liability to $3.6 million.

NOTE 10--EMPLOYEE BENEFIT PLANS

The following table shows the components of WPSC's net periodic benefit cost for the three months ended March 31, 2008, and 2007:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(Millions)	2008	2007	2008	2007
Service cost	$2.9	$4.8	$1.5	$1.7
Interest cost	8.6	8.5	3.0	3.3
Expected return on plan assets	(11.4)	(9.0)	(3.7)	(3.2)
Amortization of transition obligation	-	-	0.1	0.1
Amortization of prior service cost (credit)	1.2	1.1	(0.9)	(0.5)
Amortization of net actuarial loss	0.3	1.5	-	0.4
Net periodic benefit cost	$1.6	$6.9	$-	$1.8

WPSC records transition obligations, prior service costs (credits), and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost as net regulatory assets, pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the three months ended March 31, 2008, no contributions were made to the pension and other postretirement benefit plans.  WPSC expects to contribute $14.3 million and $12.8 million to its pension and other postretirement benefit plans, respectively, in the remainder of 2008.

NOTE 11--FAIR VALUE

Effective January 1, 2008, WPSC adopted SFAS No. 157, “Fair Value Measurements.”  This standard defines fair value and requires enhanced disclosures about assets and liabilities carried at fair value.  According to FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” as of March 31, 2008, these additional disclosures are required for all financial assets and liabilities measured at fair value and for nonfinancial assets and liabilities that are measured at fair value on a recurring basis.

According to SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Pricing inputs are observable, either directly or indirectly, but are not quoted prices included within Level 1.  Level 2 includes those financial instruments that are valued using external inputs within models or other valuation methodologies.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs.

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following table shows WPSC’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008, categorized by level within the fair value hierarchy.

(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk management assets	$9.0	$-	$3.4	$12.4
Liabilities
Risk management liabilities	-	-	3.0	3.0
Deferred compensation liability	7.9	-	-	7.9

The determination of the fair values above incorporates various factors required under SFAS No. 157. These factors include not only the credit standing of the counterparties involved, but also the impact of the company’s nonperformance risk on its liabilities.

The risk management assets and liabilities listed in the table include NYMEX futures and options, financial contracts used to manage transmission congestion costs in the MISO market, and a small number of natural gas purchase contracts accounted for as derivatives under SFAS No. 133.  NYMEX contracts are valued using the NYMEX end-of-day settlement price, which is a Level 1 input.  The valuation for financial transmission rights is derived from historical data from the MISO, which is considered a Level 3 input. For more information on WPSC’s derivative instruments, see Note 3, “Risk Management Activities.”

All employee deferrals under Integrys Energy Group’s deferred compensation plan are remitted to WPSC; therefore, the entire deferred compensation liability is carried on WPSC’s balance sheet.  The deferred compensation liability in the table above includes only the portion that is payable in cash and invested in hypothetical investment options that are indexed to Integrys Energy Group’s common stock or mutual funds. WPSC bases the valuation of these pieces of the deferred compensation liability on the closing price of Integrys Energy Group’s common stock from the NYSE and on published values of a variety of mutual funds.

The following table sets forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

(Millions)
Balance at January 1, 2008	$8.6
Net realized gains included in earnings	2.6
Net unrealized losses recorded as regulatory assets or liabilities	(7.2)
Purchases and settlements	(3.6)
Transfers in (out) of Level 3	-
Balance at March 31, 2008	$0.4

Unrealized gains and losses on financial transmission rights are deferred as regulatory assets or liabilities, pursuant to SFAS No. 71.  Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on financial transmission rights flow through purchased power on the Condensed Consolidated Statements of Income.

NOTE 12--REGULATORY ENVIRONMENT

Wisconsin

Rate Cases

On April 1, 2008, WPSC filed a request with the PSCW to increase retail electric and natural gas rates $106.8 million (7.75%) and $11.7 million (2.16%), respectively, to be effective January 1, 2009.  The request was based on rates in effect at the time of the filing.  This filing also included a request to increase retail electric rates $3.5 million (0.33%) in 2010, as well as a request for authority to file for an adjustment to retail electric rates, effective January 1, 2010, for changes in fuel, purchased power, and related costs.  The proposed retail electric rate increase for 2009 is driven by the completion of the refund to retail electric customers of the non-qualified decommissioning trust fund related to the sale of the Kewaunee nuclear power plant, the cost of operating Weston 4, increased electric transmission costs, and recovery of costs associated with the lightning strike and subsequent outage at Weston 3.  The retail electric rate filing for 2009 did not include recovery of both operation and maintenance costs and capital costs associated with the proposed Iowa wind project; however, subsequent verbal approval was received which is expected to increase the rate request for 2009 by $10.4 million (1.06%). The proposed retail natural gas rate increase is required primarily because of costs associated with the construction of the natural gas laterals connecting the WPSC natural gas distribution system to the new Guardian II natural gas pipeline.

On February 11, 2008, WPSC filed an application with the PSCW to adjust its 2008 rates for fuel and purchased power costs, requesting an increase in retail electric rates due to a delay in the in-service date of the Weston 4 power plant, increased coal and coal transportation costs, and increased natural gas costs.  The PSCW approved an annual rate increase of $29.7 million on March 20, 2008, but because Wisconsin’s current fuel rules only allow for prospective recovery, it is anticipated that $23.6 million of the $29.7 million will be collected in rates during the remainder of 2008.  The new rates became effective March 22, 2008, and are subject to refund based on an audit of the fuel filing by the PSCW.

On January 15, 2008, the PSCW issued a final written order authorizing a retail electric rate increase of $23 million (2.5%), which included recovery of deferred 2005 and 2006 MISO Day 2 costs over a one-year period and increased electric transmission costs.  The new rates became effective January 16, 2008.

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

Weston 3 Outage

On October 6, 2007, Weston 3, a coal-fired generating facility located near Wausau, Wisconsin, sustained damage from a major lightning strike that forced the facility out of service until January 14, 2008.  The damage required the repair of the generator rotor, turbine rotors, and boiler feed pumps.  WPSC incurred approximately $7 million of incremental pre-tax non-fuel operating and maintenance expenditures through January 14, 2008, to repair and return Weston 3 to service.  WPSC has insurance in place that is expected to cover all equipment damage costs, less a $1 million deductible.  WPSC also incurred a total of $26.6 million of incremental pre-tax fuel and purchased power costs during the 14-week outage.  WPSC was granted approval from the PSCW to defer the replacement purchased power costs for the Wisconsinretail portion of these costs and was granted approval retroactive to October 6, 2007.  Assuming favorable outcomes for the recovery of deferred replacement purchased power costs from customers, and non-fuel operating and maintenance expenses from insurance proceeds, WPSC does not expect this incident to have a material impact on earnings.

It is anticipated that WPSC will recover replacement purchased power costs for the Michiganretail portion of these costs through the annual power supply cost recovery mechanism.

Michigan

On December 4, 2007, the MPSC issued a final written order authorizing WPSC a retail electric rate increase of $0.6 million, effective December 5, 2007.  WPSC's last retail electric rate increase in Michigan was in July 2003.  The new rates reflect a 10.6% return on common equity.  The MPSC also approved a common equity ratio of 56.4% in WPSC’s regulatory capital structure.  This retail electric rate increase was driven by increased costs primarily related to the construction of Weston 4 and the costs to maintain and operate the plant, a decrease in industrial load, and inflation since July 2003.  As approved by the MPSC, effective December 5, 2007, WPSC also began recovering the capacity payments related to its power purchase agreement with Dominion Energy Kewaunee, LLC through the power supply cost recovery mechanism.

Federal

Through a series of orders issued by the FERC, Regional Through and Out Rates for transmission service between the MISO and the Pennsylvania, New Jersey, Maryland Interconnection were eliminated effective December 1, 2004.  To compensate transmission owners for the revenue they will no longer receive due to this rate elimination, the FERC ordered a transitional pricing mechanism called the Seams Elimination Charge Adjustment (SECA) be put into place.  Load-serving entities paid these SECA charges during a 16-month transition period from December 1, 2004, through March 31, 2006.  It is anticipated that most of the SECA charges incurred or refunds received by WPSC will be passed on to customers through rates, and will not have a material effect on its financial position or results of operations.

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

	Regulated Utilities
Segments of Business (Millions)	Electric Utility(1)	Natural Gas Utility (1)	Total Utility	Other (2)	Reconciling Eliminations	WPSC Consolidated

Three Months Ended
March 31, 2008
External revenues	$294.9	$220.7	$515.6	$0.5	$(0.4)	$515.7
Depreciation and amortization expense	17.4	5.2	22.6	0.1	(0.1)	22.6
Miscellaneous income	2.2	0.2	2.4	2.5	-	4.9
Interest expense	7.9	2.9	10.8	0.4	-	11.2
Provision for income taxes	2.8	13.0	15.8	0.6	-	16.4
Preferred stock dividend requirements	0.5	0.3	0.8	-	-	0.8
Earnings on common stock	6.3	22.0	28.3	1.8	-	30.1

Three Months Ended
March 31, 2007
External revenues	$268.8	$190.8	$459.6	$0.4	$(0.4)	$459.6
Depreciation and amortization expense	18.9	5.7	24.6	0.1	(0.1)	24.6
Miscellaneous income	0.9	0.1	1.0	2.6	-	3.6
Interest expense	7.3	2.9	10.2	0.7	-	10.9
Provision (benefit) for income taxes	9.1	11.2	20.3	(0.1)	-	20.2
Preferred stock dividend requirements	0.5	0.3	0.8	-	-	0.8
Earnings on common stock	14.3	15.9	30.2	2.0	-	32.2
(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Other column.

NOTE 14--NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations."  SFAS No. 141(R) provides greater consistency in the accounting for and financial reportingof business combinations.  Among other changes, the standard will require the following: (1) all assets acquired and liabilities assumed must be recognized at the transaction date, including those related to contractual contingencies, (2) transaction costs and restructuring costs that the acquirer expects, but is not obligated, to incur are to be expensed, (3) changes to deferred tax benefits as a result of the business combination must be recognized immediately in income from continuing operations or equity, depending on the circumstances, and (4) in a bargain purchase, a gain is to be recorded instead of writing down fixed assets.  Certain new disclosure requirements will enable the evaluation of the nature and financial effect of the business combination.  SFAS No. 141(R) is effective for business combinations consummated after January 1, 2009.  Also effective January 1, 2009, any adjustments to uncertain tax positions from business combinations consummated prior to January 1, 2009 will no longer be recorded as an adjustment to goodwill, but will be reported in income.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, as amended, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for WPSC during the quarter ending March 31, 2009.  We are currently evaluating the impact that the adoption of SFAS No. 161 will have on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Strategic Overview

The focal point of WPSC's business plan is the creation of long-term value for Integrys Energy Group shareholders and our customers through growth, operational excellence, customer focus, asset management, risk management, and the continued emphasis on safe and reliable, competitively priced, and environmentally sound energy and energy related services.  A discussion of the essential components of our business strategy is set forth below.

Maintain and Grow a Strong Regulated Utility Base– A strong regulated utility base is important in order to maintain a strong balance sheet, predictable cash flows, a desired risk profile, and quality credit ratings, which are critical to WPSC's success.  WPSC believes the following recent developments have helped, or will help, maintain and grow its regulated utility base:

•
The 2008 completion of Weston 4, a 500-megawatt coal-fired base-load power plant located near Wausau, Wisconsin.  WPSC holds a 70% ownership interest in the Weston 4 power plant, with Dairyland Power Cooperative owning the remaining 30% interest in the facility.

•
WPSC’s announcement that it intends to acquire (along with High Country Energy, LLC) a 150-megawatt portion of the planned 300-megawatt High Country wind project located in Dodge and Olmsted counties in Minnesota.

•	WPSC's agreement to purchase a 99-megawatt wind generation facility to be constructed in Howard County, Iowa.

•
Continued investment in environmental projects to improve air quality and meet the requirements set by environmental regulators.  Capital projects to construct and upgrade equipment to meet or exceed required environmental standards are planned each year.

•	Investment of approximately $75 million in lateral infrastructure related to the connection of the WPSC distribution system to the Guardian II natural gas pipeline.

•	For more detailed information on WPSC's capital expenditure program see "Liquidity and Capital Resources, Capital Requirements," below.

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

•
"Competitive Excellence" and project management initiatives are being implemented at WPSC and its subsidiary to improve processes, reduce costs, and manage projects within budget and timeline constraints to provide more value to customers.

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

Our risk management strategy, in addition to asset risk management, includes the management of market, credit, and operational risk through the normal course of business.  Forward purchases and sales of electric capacity, energy, natural gas, and other commodities allow for opportunities to secure prices in a volatile energy market.  Oversight of the risk profile related to these financial instruments is monitored consistent with the company's financial risk management policy.  We have also implemented formula based market tariffs to manage risk in the wholesale market.

Continued Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Energy and Energy Related Services – WPSC's mission is the same as Integrys Energy Group's, to provide customers with the best value in energy and related services.  By effectively operating a mixed portfolio of generation assets and investing in new generation, while maintaining or exceeding environmental standards, we are able to provide a safe, reliable, and value priced service to our customers.  We concentrate our efforts on improving and operating efficiently and effectively in order to reduce costs and maintain a low risk profile.  We actively evaluate opportunities for adding more renewable generation to provide additional environmentally sound energy to our portfolio.  WPSC believes the following activities have helped, and will continue to help, integrate resources to provide safe, reliable, competitively priced and environmentally sound energy services:

•
Contract administration and formal project management tools to better manage the costs of our construction expenditure programs.  These cost reduction initiatives will provide competitively priced energy and energy related services.

•
NatureWise®, our renewable energy program, was selected as one of the top ten renewable energy programs in the United States for 2006 by the United States Department of Energy's National Renewable Energy Laboratory.

•
Manage operations to minimize the impact on the environment.  Our Weston 4 facility, completed in 2008, is one of the most efficient electric generation units in the country with state-of-the-art environmental controls which allows us to reduce the amount of emissions produced for each megawatt-hour of electricity generated.  We also expect to maintain or decrease the amount of greenhouse gases released per megawatt-hour generated, and support research and development initiatives that will enable further progress toward decreasing our carbon footprint.

•	Effectively operating a mixed portfolio of generation assets and investing in new generation, such as Weston 4 and wind projects, ensures continued reliability for our customers.

RESULTS OF OPERATIONS

First Quarter 2008 Compared with First Quarter 2007

	March 31,
(Millions)	2008	2007	% Decrease
Earnings on common stock	$30.1	$32.2	(6.5)%

Earnings on common stock decreased $2.1 million quarter-over-quarter.  Major factors impacting income were as follows (and are discussed in more detail thereafter):

Natural gas utility earnings on common stock increased $6.1 million, from earnings of $15.9 million for the first quarter of 2007, to earnings of $22.0 million for the same quarter in 2008, primarily due to the following:

•
The natural gas margin increased $6.4 million ($3.8 million after-tax).  Natural gas throughput volumes were up 9.7% quarter-over-quarter, primarily related to colder weather during the first quarter 2008 heating season, compared with the same quarter in 2007.  The colder quarter-over-quarter weather conditions contributed $4.3 million ($2.6 million after-tax) to the increase in natural gas earnings.  Also contributing positively to quarter-over-quarter natural gas utility earnings, WPSC had the full benefit of the 2007 retail natural gas rate increase for natural gas customers in Wisconsin, which was effective January 12, 2007.

Electric utility earnings on common stock decreased $8.0 million, from earnings of $14.3 million for the first quarter of 2007, to earnings of $6.3 million for the same quarter of 2008, driven by a $15.0 million ($9.0 million after-tax) decrease in operating income, resulting primarily from the following:

•
Fuel and purchased power costs were approximately $19 million ($11.4 million after-tax) higher than what was recovered in rates during the quarter ended March 31, 2008, compared with fuel and purchased power costs that were approximately $3 million ($1.8 million after-tax) less than what was recovered in rates during the same period in 2007, which drove a $13.2 million after-tax decrease in earnings quarter-over-quarter.  In the first quarter of 2008, these higher than anticipated costs were driven by the delayed in-service date of the Weston 4 power plant, increased coal and coal transportation costs, and higher natural gas costs.  As a result of the higher than anticipated energy costs in 2008, the PSCW approved a rate increase effective March 22, 2008, subject to refund, which should allow WPSC to recover the majority of these unrecovered fuel costs over the remaining three quarters of 2008.  Because Wisconsin's current fuel rules only allow for prospective recovery, beginning with the effective date of the new rate order, it is anticipated that approximately $4 million of the $19 million of first quarter 2008 higher electric fuel and purchased power costs will not be recovered.

•
Partially offsetting the higher than anticipated fuel and purchased power costs, electric maintenance expenses decreased $4.2 million ($2.5 million after-tax), driven primarily by significant planned outages in the first quarter of 2007 at the Weston 2 power plant and the De Pere Energy Center.

•
A 6.2% increase in electric sales volumes also positively impacted quarter-over-quarter electric utility earnings.  The increase in electric sales volumes was driven by a colder 2008 first quarter, as evidenced by an 11.3% increase in heating degree days compared with the same quarter in 2007.  The colder weather conditions experienced during the first quarter 2008 heating season had an approximate $1.2 million after-tax positive quarter-over-quarter impact on electric utility earnings.

Regulated Natural Gas Utility Segment Operations

	Three Months Ended March 31,		% Increase
(Millions, except heating degree days)	2008	2007	(Decrease)

Revenues	$220.7	$190.8	15.7%
Natural gas purchase costs	159.3	135.8	17.3%
Margins	61.4	55.0	11.6%

Operating and maintenance expense	16.6	17.5	(5.1)%
Depreciation and amortization expense	5.2	5.7	(8.8)%
Taxes other than income taxes	1.6	1.6	-
Operating income	$38.0	$30.2	25.8%

Throughput in therms
Residential	120.2	112.2	7.1%
Commercial and industrial	68.3	61.4	11.2%
Interruptible	7.6	6.2	22.6%
Interdepartmental	9.3	5.0	86.0%
Transport	114.7	106.9	7.3%
Total sales in therms	320.1	291.7	9.7%

Weather
Heating degree days	3,955	3,552	11.3%

Revenue

Natural gas utility revenue increased $29.9 million, driven by the following:

•
A 9.7% increase in natural gas throughput volumes.  The increase in natural gas throughput volumes was driven by a 7.1% increase in residential volumes and an 11.2% increase in commercial and industrial volumes.  The increase in sales volumes to residential and commercial and industrial customers was driven by colder weather conditions during the first quarter heating season, evidenced by an 11.3% quarter-over-quarter increase in the number of heating degree days.

•
The per-unit cost of natural gas increased 6.3% in the first quarter of 2008, compared with the same quarter in 2007.  Increases in natural gas commodity costs are passed directly through to customers in rates.

•
The 2007 retail natural gas rate increase was not effective until January 12, 2007.  WPSC received the benefit of the rate increase for the entire first quarter of 2008, whereas the 2007 rate increase didn't benefit 2007 natural gas utility results until its January 12, 2007 effective date.

Margin

The regulated natural gas utility margin increased $6.4 million, driven by the following:

•
As discussed in more detail above, the increase in the natural gas margin was driven by an increase in throughput volumes to higher margin residential and commercial and industrial customers driven by colder weather conditions, which had an approximate $4 million positive quarter-over-quarter impact on WPSC's natural gas margin.  The delay in the effective date of the 2007 rate increase, as discussed above, had an estimated $1 million favorable impact on natural gas margin in the first quarter of 2008, compared with the same quarter in 2007.

Operating income

Operating income increased $7.8 million, driven by the $6.4 million increase in margin (discussed above) and a $0.9 million decrease in operating and maintenance expenses.

•	The decrease in operating and maintenance expense was due primarily to a decrease in customer service costs, resulting from Integrys Energy Group's merger synergies related to the PEC merger.

Regulated Electric Segment Operations

	Three Months Ended March 31,		% Increase
(Millions, except heating degree days)	2008	2007	(Decrease)

Revenue	$294.9	$268.8	9.7%
Fuel and purchased power	166.0	135.4	22.6%
Margin	128.9	133.4	(3.4)%

Operating and maintenance expense	85.8	74.5	15.2%
Depreciation and amortization expense	17.4	18.9	(7.9)%
Taxes other than income taxes	10.4	9.7	7.2%
Operating income	$15.3	$30.3	(49.5)%

Sales in kilowatt-hours
Residential	773.8	760.2	1.8%
Commercial and industrial	2,033.3	1,968.7	3.3%
Wholesale	1,039.1	892.6	16.4%
Other	11.3	10.2	10.8%
Total sales in kilowatt-hours	3,857.5	3,631.7	6.2%

Weather
Heating degree days	3,955	3,552	11.3%

Revenue

Regulated electric revenue increased $26.1 million, driven by the following:

•
Per the PSCW's order approving Integrys Energy Group's merger with PEC, WPSC will not have a base rate increase for natural gas or electric service prior to January 1, 2009.  However, WPSC was allowed to adjust rates for changes in purchased power costs as well as fuel costs related to electric generation due to changes in NYMEX natural gas futures prices, delivered coal prices, and transmission costs.  The PSCW issued a final rate order effective January 16, 2008, that allowed for a $23 million (2.5%) retail electric rate increase that reflected changes in these costs.  The increase also included recovery of deferred 2005 and 2006 MISO Day 2 costs over a one-year period.

•
A 6.2% increase in electric sales volumes, including a 1.8% increase in sales volumes to residential customers, a 3.3% increase in sales volumes to commercial and industrial customers, and a 16.4% increase in sales volumes to wholesale customers, also contributed to the increase in electric utility revenue.  The increase in sales volumes to residential and commercial and industrial customers was driven by a colder first quarter in 2008, as evidenced by an 11.3% increase in heating degree days compared with the same quarter in 2007.  A portion of WPSC's electric load is heating related.  Wholesale sales volumes increased primarily due to increased demand from existing customers.

•
Positively impacting quarter-over-quarter electric utility revenue, WPSC had the full benefit of the 2007 retail electric rate increase for electric customers in Wisconsin, which was effective January 12, 2007.

Margin

The regulated electric margin decreased $4.5 million driven by the following:

•
Fuel and purchased power costs were approximately $19 million higher than what was recovered in rates during the three months ended March 31, 2008, compared with fuel and purchased power costs that were approximately $3 million less than what was recovered in rates during the same period in 2007, which drove a $22 million quarter-over-quarter decrease in margin.  In the first quarter of 2008, these higher than anticipated costs were driven by the delayed in-service date of Weston 4, increased coal and coal transportation costs, and increased natural gas costs.  As a result of the higher than anticipated energy costs, the PSCW approved a rate increase effective March 22, 2008, subject to refund, which should allow WPSC to recover the majority of these unrecovered fuel costs over the remaining three quarters of 2008.

•
Partially offsetting the decrease in margin related to unrecovered fuel and purchased power costs, the quarter-over-quarter change in margin was positively impacted by a $16.2 million rate adjustment related to a $13.5 million partial refund to Wisconsin retail customers in the first quarter of 2007 of their portion of proceeds from the liquidation of the Kewaunee nonqualified decommissioning trust fund as well as for recovery of certain MISO Day 2 costs in 2008.  Pursuant to regulatory accounting, the decrease in the 2007 margin related to the refund was offset by a corresponding decrease in operating and maintenance expenses in 2007 and, therefore, did not have an impact on earnings.  WPSC completed the refund of proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to Wisconsin retail customers in 2007.

•
The quarter-over-quarter margin was also positively impacted by the 2007 and 2008 retail electric rate increases, as well as higher electric sales volumes to residential, commercial and industrial, and wholesale customers (all of which are discussed above).  The colder weather conditions experienced during the first quarter 2008 heating season had an approximate $2 million positive quarter-over-quarter impact on the regulated electric margin.

Operating Income

Electric utility operating income decreased $15.0 million driven by an $11.3 million increase in operating and maintenance expenses and the $4.5 million decrease in margin discussed above.

•	The $11.3 million increase in operating and maintenance expenses was driven by the following:

•
Operating expenses increased $13.5 million quarter-over-quarter, related to the partial amortization in the first quarter of 2007 of the regulatory liability previously recorded for WPSC's obligation to refund proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to Wisconsin retail electric ratepayers.  Pursuant to regulatory accounting, the 2007 decrease in operating and maintenance expense related to the partial amortization of the regulatory liability was offset by a corresponding decrease in 2007 margin and, therefore, did not have an impact on earnings.

	•	Regulated electric transmission expenses increased $2.6 million, primarily related to higher rates charged by MISO and ATC due to additional transmission investment.

•
Regulated electric maintenance expenses decreased $4.2 million, primarily due to major planned outages at the Weston 2 generation station and the De Pere Energy Center in the first quarter of 2007, compared with fewer plant outages in the first quarter of 2008.

•
External costs to achieve merger synergies related to Integrys Energy Group's merger with PEC decreased $2.7 million, from $4.2 million in the first quarter of 2007, to $1.5 million in the first quarter of 2008.  This decrease was primarily because in the first quarter of 2007, all external costs to achieve incurred from July 2006 through March 2007 were reallocated from the Holding Company and Other segment of Integrys Energy Group (where they had been initially recorded) to the other reportable segments (including WPSC's Regulated Electric segment), which are the beneficiaries of the synergy savings resulting from the costs to achieve.

Other Income (Expense)

	Three Months Ended March 31,		% Increase
(Millions)	2008	2007	(Decrease)

Miscellaneous income	$4.9	$3.6	36.1%
Interest expense	(11.2)	(10.9)	2.8%
Other expense	$(6.3)	$(7.3)	(13.7)%

Miscellaneous income

The $1.3 million ($0.8 million after-tax) increase in miscellaneous income was driven by a $1.3 million increase in interest income recognized related to the transmission facilities WPSC funded on ATC's behalf.  WPSC was reimbursed for these transmission facilities by ATC in April 2008.

Provision for Income Taxes

	Three Months Ended March 31,
	2008	2007

Effective Tax Rate	34.7%	38.0%

Our interim effective tax rate reflects our projected annual effective tax rate.  The decrease in the effective tax rate is primarily due to a decrease in income before taxes for the three months ended March 31, 2008, compared with the same period in 2007 and the impact of certain permanent book to tax return differences in 2008 related to employee benefits and certain capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

WPSC believes that its cash balances, liquid assets, operating cash flows, and available borrowing capacity provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects.  However, WPSC's operating cash flow and access to capital markets can be impacted by macroeconomic factors outside its control.  In addition, WPSC's borrowing costs can be impacted by its short-term and long-term debt ratings assigned by independent rating agencies.  Currently, WPSC believes these ratings continue to be among the best in the energy industry.

Operating Cash Flows

During the three months ended March 31, 2008, net cash provided by operating activities was $106.7 million, compared with $115.7 million for the same period in 2007.  The $9.0 million period-over-period decrease was largely driven by a $22.7 million increase in working capital requirements in the first quarter of 2008 compared to the same quarter in 2007, primarily related to an increase in accounts receivable of $42.1 million from January 1, 2008 to March 31, 2008 compared to an increase in accounts receivable of $13.9 million over the same period in 2007.  The larger increase in accounts receivable over the first quarter of 2008 was mostly due to a 6.3% increase in natural gas prices.  The decrease in net cash provided by operating activities related to higher working capital requirements and was partially offset by a $13.5 million increase in net cash provided by operating activities related to the partial refund of proceeds received in 2005 from the liquidation of the nonqualified decommissioning trust fund to Wisconsin retail electric customers in the first quarter of 2007 (the refund of the proceeds received from the liquidation of this trust to Wisconsin retail electric customers was completed in the fourth quarter of 2007).

Investing Cash Flows

Net cash used for investing activities was $48.4 million during the three months ended March 31, 2008, compared with $33.1 million during the same period in 2007.  The $15.3 million period-over-period increase in cash used for investing activities was primarily related to the liquidation of $22.0 million of restricted funds withdrawn from an escrow account, which were used for the payment of the outstanding principal balance of first mortgage bonds in the first quarter 2007, partially offset by proceeds received from the transfer of assets from WPSC to Integrys Business Support in the first quarter of 2008.  Integrys Business Support was formed to achieve a significant portion of the cost synergies anticipated from the PEC merger through the consolidation and efficient delivery of various support services and to provide more consistent and transparent allocation of costs.

Capital Expenditures

Capital expenditures by business segment for the three months ended March 31 were as follows:

(Millions)	2008	2007
Electric utility	$29.6	$37.9
Natural gas utility	10.6	3.5
WPSC consolidated	$40.2	$41.4

The decrease in capital expenditures at the electric utility for the three months ended March 31, 2008, compared with the same period in 2007, was mainly due to a decrease in capital expenditures associated with the construction of Weston 4.  Weston 4 was deemed in service for accounting purposes in April 2008.  The increase in capital expenditures at the natural gas utility segment for the three months ended March 31, 2008, compared with the same period in 2007, was mainly due to construction of a natural gas lateral infrastructure that will connect WPSC’s natural gas distribution system to the Guardian II natural gas pipeline.

Financing Cash Flows

Net cash used for financing activities was $54.9 million during the three months ended March 31, 2008, compared with $82.7 million for the same period in 2007.  The $27.8 million period-over-period decrease in cash used for financing activities was primarily driven by the $22.0 million payment of the outstanding principal balance of first mortgage bonds in the first quarter of 2007.

Significant Financing Activities

WPSC had outstanding commercial paper borrowings of $20.3 million and $2.1 million at March 31, 2008, and 2007, respectively.  WPSC had other outstanding short-term debt of $10.0 million at March 31, 2008, and 2007.

In January 2007, WPSC used the proceeds from the $22.0 million of 3.95% senior notes issued in December 2006 to the Village of Weston, Wisconsin, to repay the outstanding principal balance of the 6.90% first mortgage bonds which were to mature in 2013.

Credit Ratings

The current credit ratings for WPSC are listed in the table below.

Credit Ratings	Standard & Poor's	Moody's
Issuer credit rating First mortgage bonds Senior secured debt Preferred stock Commercial paper Credit facility	A A+ A+ BBB+ A-2 n/a	A1 Aa3 Aa3 A3 P-1 A1

We believe these ratings continue to be among the best in the energy industry and allow us to access commercial paper and long-term debt markets on favorable terms.  Credit ratings are not recommendations to buy and are subject to change, and each rating should be evaluated independently of any other rating.  None of WPSC's credit ratings, except the senior secured debt rating, changed since WPSC filed its 2007 Annual Report on Form 10-K.

On March 13, 2008, Standard and Poor’s raised the senior secured debt rating for WPSC one notch from A to A+.  The new rating was a result of a review and changes made to the collateral coverage requirements Standard and Poor’s uses when assigning recovery ratings to United States Utility First Mortgage Bonds.

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of WPSC, including its subsidiary, as of March 31, 2008.

		Payments Due By Period
(Millions)	Total Amounts Committed	2008	2009-2010	2011 - 2012	2013 and Thereafter

Long-term debt principal and interest payments(1)	$1,186.8	$30.3	$80.8	$371.6	$704.1
Operating lease obligations	8.4	2.4	2.7	1.9	1.4
Commodity purchase obligations(2)	2,149.7	317.7	760.6	465.2	606.2
Purchase orders(3)	329.0	328.9	0.1	-	-
Minimum pension funding	308.0	27.1	53.3	40.0	187.6
Total contractual cash obligations	$3,981.9	$706.4	$897.5	$878.7	$1,499.3

(1)	Represents bonds and notes issued by WPSC. WPSC records all principal obligations on the balance sheet.

(2)	The costs of commodity purchase obligations are expected to be recovered in future customer rates.

(3)	Includes obligations related to normal business operations and large construction obligations.

The table above does not reflect payments related to the manufactured gas plant remediation liability of $67.4 million at March 31, 2008, as the amount and timing of payments are uncertain.  See Note 8, "Commitments and Contingencies."  Also, the table does not reflect any payments for the March 31, 2008, liability for uncertain tax positions.  See Note 7, "Income Taxes."

Capital Requirements

Estimated construction expenditures for WPSC for the three-year period 2008 through 2010 are as follows:

(Millions)
Wind generation projects	$249.0
Environmental projects	235.9
Electric and natural gas distribution projects	215.5
Natural gas laterals to connect to Guardian II pipeline	65.4
Weston 4*	33.2
Other projects	139.6
Total capital expenditures	$938.6

*   As of March 31, 2008, WPSC has incurred a total cost of approximately $527 million related to its ownership interest in the project.  WPSC has incurred approximately $100 million related to the construction of the transmission facilities required to support Weston 4.  ATC reimbursed WPSC for these transmission facilities and related carrying costs in April 2008.  The Weston 4 power plant was deemed in service for accounting purposes in April 2008.

Capital Resources

As of March 31, 2008, WPSC was in compliance with all of the covenants under its lines of credit and other debt obligations.

For the period 2008 through 2010, WPSC plans to use internally generated funds and debt and equity financings to fund capital requirements.  Management believes WPSC has adequate financial flexibility and resources to meet its future needs.

See Note 5, "Short-Term Debt and Lines of Credit," for more information on WPSC's credit facilities and other short-term credit agreements.

Other Future Considerations

Regulatory Matters and Rate Trends

To mitigate the volatility of electric fuel generation and purchased power costs in 2008 and beyond, WPSC is employing risk management techniques pursuant to its PSCW-approved Risk Plan and Policy, including the use of derivative instruments such as futures and options.

WPSC believes it is probable that all regulatory assets recorded at March 31, 2008, will be collected from ratepayers.

Forecasting and monitoring of fuel costs have become extremely difficult for both the PSCW and WPSC.  These challenges can be attributed to the implementation of the MISO Day 2 market and volatility in natural gas prices.  On February 1, 2007, the five utilities subject to the current Wisconsin fuel rules filed proposed changes to the fuel rules with the PSCW.  The primary proposed change was to replace the trigger mechanism with a true "dead band" of 1%, which would limit a utility's annual exposure or opportunity to a maximum of 1% of fuel costs.  On May 3, 2007, the PSCW directed staff to prepare a draft rule revision to PSCW Chapter 116 fuel rules incorporating many of the components of the utilities' proposal, with a 2% bandwidth as opposed to the 1% bandwidth recommended by the utilities.  The PSCW staff circulated a draft rule to that effect and the parties have commented on the draft rule.  On March 7, 2008, the PSCW directed staff to prepare and submit for commission consideration a proposed rule and notice of hearing for PSCW Chapter 116.  After the hearing, the PSCW will need to agree on a proposed rule that will then be forwarded to the legislature for review and promulgation.

For a discussion of regulatory filings and decisions, see Note 12, "Regulatory Environment."

Michigan 21st Century Energy Plan

On January 31, 2007, the MPSC Chairman presented the "21st Century Energy Plan" to Michigan's Governor.  The plan recognizes the increased need for energy in the next 20 years.  The plan proposes a new method of receiving pre-construction approval for significant generating plant additions as opposed to the alternative method of seeking approval for recovery of costs after building a generation plant.  The plan calls for legislation to implement a 10% renewable energy portfolio standard by 2015 as well as a statewide energy efficiency program.  Discussions have moved to the legislature and several bills have been introduced, though none have been enacted at this time.

Midwest Independent Transmission System Operator

WPSC is a member of the MISO, which operates a financial and physical electric wholesale market in the Midwest.  The market pricing is based on a locational marginal pricing system.  MISO participants offer their generation and bid their customer load into the market on a day ahead hourly basis.  This results in net receipts from, or net obligations to, MISO for each hour of each day.  MISO aggregates these hourly transactions and provides bi-weekly settlement statements.  These disputable settlements have an adjustment period based on the subsequent data which may require billing adjustments resulting in increases or decreases to the net MISO receipt or obligation.  For WPSC, it is anticipated that the MISO billing adjustments will for the most part, flow through to customers by the state rate process.

CRITICAL ACCOUNTING POLICIES

We have reviewed our critical accounting policies for new critical accounting estimates and other significant changes.  We found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2007, are still current and that there have been no significant changes.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

WPSC has exposure to variable interest rates.  Based on the variable rate debt of WPSC outstanding at March 31, 2008, a hypothetical increase in market interest rates of 100 basis points in 2008 would increase annual interest expense by $0.3 million.  Comparatively, based on the variable rate debt outstanding at March 31, 2007, an increase in interest rates of 100 basis points would have increased interest expense in 2007 by $0.1 million. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.  In the event of a significant change in interest rates, management would take action to mitigate WPSC’s exposure to the change.

Other than the above-mentioned changes, WPSC's market risks have not changed materially from the market risks reported in the 2007 Annual Report on Form 10-K.

Item 4.     Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, WPSC management, with the participation of WPSC's President and Chief Financial Officer, have evaluated the effectiveness of the design and operation of WPSC's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, as of the date of such evaluation, WPSC's disclosure controls and procedures were effective in accumulating and timely alerting them to information relating to WPSC (including its consolidated subsidiary) as appropriate to allow timely decisions regarding required disclosure to be included in its periodic SEC filings, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls

As a result of the merger between Integrys Energy Group and PEC, Integrys Energy Group continues to integrate the internal controls and procedures of PEC with its internal controls over financial reporting.  As of January 1, 2008, changes which have had a material effect, or are reasonably likely to materially affect, WPSC’s internal control over financial reporting, were related to the formation of Integrys Business Support, LLC, a wholly owned service company of Integrys Energy Group, which provides centralized support services and consistent allocation of costs throughout Integrys Energy Group and its subsidiaries.  As a result, the internal controls related to the new cost allocation methodology changed in the first quarter and have impacted the costs allocated to WPSC.

There were no other changes in the WPSC internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.     Legal Proceedings

For information on material legal proceedings and matters related to WPSC and its subsidiaries, see Note 8 - "Commitments and Contingencies" in the Condensed Notes to the Consolidated Financial Statements.

Item 1A.     Risk Factors

There were no material changes in the risk factors previously disclosed in the 2007 Annual Report on Form 10-K for WPSC filed on February 28, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.	Exhibits

The following documents are attached as exhibits:

	12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

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

	32	Written Statement of the Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: May 7, 2008	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008
Exhibit No.	Description

12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

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

32	Written Statement of the Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation