Form 10-Q
period 2008-06-30
WISCONSIN PUBLIC SERVICE CORP
filed 2008-08-07
CIK 107833

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Common stock, $4 par value, 23,896,962 shares outstanding at August 6, 2008

______________________________________________________________________________
______________________________________________________________________________

Signature	39

EXHIBIT INDEX

12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

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

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation

Commonly Used Acronyms

ATC	American Transmission Company LLC
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	United States Internal Revenue Service
MISO	Midwest Independent Transmission System Operator
MPSC	Michigan Public Service Commission
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
WDNR	Wisconsin Department of Natural Resources
WPSC	Wisconsin Public Service Corporation

Forward-Looking Statements

In this report, WPSC and its subsidiary make statements concerning expectations, beliefs, plans, objectives, goals, strategies, and future events or performance.  Such statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Although WPSC and its subsidiary believe that these forward-looking statements and the underlying assumptions are reasonable, they cannot provide assurance that such statements will prove correct.  Except to the extent required by the federal securities laws, WPSC and its subsidiary undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition to statements regarding trends or estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations, forward-looking statements included or incorporated in this report include, but are not limited to, statements regarding future:

●	Revenues or expenses,
●	Capital expenditure projections, and
●	Financing sources.

Forward-looking statements involve a number of risks and uncertainties.  There are many factors that could cause actual results to differ materially from those expressed or implied in this report.  Some risk factors that could cause results different from any forward-looking statement include those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as may be amended or supplemented in Part II, Item 1A of this report.  Other factors include:

●
Integrys Energy Group, the parent of WPSC, may be unable to achieve the forecasted synergies at its utility subsidiaries that are anticipated from the PEC merger, or it may take longer or cost more than expected to achieve these synergies;

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

●	Resolution of audits and other tax disputes with the IRS, Wisconsin Department of Revenue, Michigan Department of Treasury, and other tax authorities;
●	Available sources and costs of fuels and purchased power;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political and legal developments, as well as economic conditions and the related impact on customer demand;
●	Potential business strategies, including acquisitions, and construction or disposition of assets or businesses, which cannot be assured to be completed timely or within budgets;
●	The direct or indirect effects of terrorist incidents, natural disasters, or responses to such events;
●	The impacts of changing financial market conditions, credit ratings, and interest rates on our liquidity and financing efforts;
●	The risks associated with changing commodity prices (particularly natural gas and electricity), including counterparty credit risk and the impact on general market liquidity;
●	Weather and other natural phenomena, in particular the effect of weather on natural gas and electricity sales;
●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by the registrant from time to time with the SEC.

Forward-looking statements are subject to assumptions and uncertainties; therefore, actual results may differ materially from those expressed or implied by such forward-looking statements.

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
Millions	2008	2007	2008	2007

Operating revenues
Electric	$283.4	$275.6	$578.4	$544.4
Natural gas	103.5	77.9	324.2	268.7
Total operating revenues	386.9	353.5	902.6	813.1

Electric production fuels	53.2	41.3	95.1	78.1
Purchased power	81.8	103.3	205.7	201.7
Natural gas purchased for resale	75.3	50.6	234.6	186.4
Operating and maintenance expense	99.4	93.6	201.8	185.8
Depreciation and amortization expense	25.3	24.6	47.9	49.2
Taxes other than income taxes	11.5	11.2	23.5	22.5
Operating income	40.4	28.9	94.0	89.4

Miscellaneous income	5.7	4.7	10.6	8.3
Interest expense	(11.6)	(10.7)	(22.8)	(21.6)
Other expense	(5.9)	(6.0)	(12.2)	(13.3)

Income before taxes	34.5	22.9	81.8	76.1
Provision for income taxes	12.4	8.3	28.8	28.5
Net income	22.1	14.6	53.0	47.6

Preferred stock dividend requirements	0.8	0.8	1.6	1.6
Earnings on common stock	$21.3	$13.8	$51.4	$46.0

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	June 30	December 31
(Millions)	2008	2007

Assets
Cash and cash equivalents	$5.1	$4.1
Accounts receivable, net of reserves of $4.0 and $4.0, respectively	174.3	254.8
Receivables from related parties	10.5	14.6
Accrued unbilled revenues	41.1	72.0
Inventories	88.0	81.4
Assets from risk management activities	31.4	14.2
Regulatory assets	39.1	49.3
Materials and supplies, at average cost	26.9	24.3
Prepaid federal income tax	5.7	46.5
Prepaid gross receipts tax	37.6	34.9
Other current assets	6.2	7.2
Current assets	465.9	603.3

Property, plant, and equipment, net of accumulated depreciation of $1,086.3 and $1,071.2,
respectively	2,131.4	2,074.9
Regulatory assets	168.8	172.8
Receivables from related parties	53.4	48.2
Other	121.7	118.4
Total assets	$2,941.2	$3,017.6

Liabilities and Shareholders' Equity
Short-term debt	$33.9	$60.7
Accounts payable	165.9	186.0
Payables to related parties	33.0	52.1
Liabilities from risk management activities	11.2	6.0
Regulatory liabilities	33.8	21.9
Other current liabilities	55.6	73.7
Current liabilities	333.4	400.4

Long-term debt to parent	10.1	10.5
Long-term debt	745.7	745.6
Deferred income taxes	164.3	161.4
Deferred investment tax credits	11.2	11.9
Regulatory liabilities	267.0	252.9
Environmental remediation liabilities	67.2	67.5
Pension and postretirement benefit obligations	74.8	68.6
Payables to related parties	18.4	19.2
Other	84.3	81.8
Long-term liabilities	1,443.0	1,419.4

Commitments and contingencies

Preferred stock with no mandatory redemption	51.2	51.2
Common stock equity	1,113.6	1,146.6
Total liabilities and shareholders' equity	$2,941.2	$3,017.6

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)		June 30	December 31
(Millions, except share amounts)		2008	2007

Common stock equity
Common stock, $4 par value, 32,000,000 shares authorized,
23,896,962 shares outstanding		$95.6	$95.6
Premium on capital stock		676.5	713.8
Retained earnings		341.5	337.2
Total common stock equity		1,113.6	1,146.6

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -

Series	Shares Outstanding
5.00%	131,916	13.2	13.2
5.04%	29,983	3.0	3.0
5.08%	49,983	5.0	5.0
6.76%	150,000	15.0	15.0
6.88%	150,000	15.0	15.0
Total preferred stock		51.2	51.2

Long-term debt to parent
Series	Year Due
8.76%	2015	4.1	4.3
7.35%	2016	6.0	6.2
Total long-term debt to parent		10.1	10.5

Long-term debt
First mortgage bonds
Series	Year Due
7.125%	2023	0.1	0.1
Senior notes
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
3.95%	2013	22.0	22.0
4.80%	2013	125.0	125.0
5.65%	2017	125.0	125.0
6.08%	2028	50.0	50.0
5.55%	2036	125.0	125.0
Total first mortgage bonds and senior notes		747.1	747.1
Unamortized discount on long-term debt, net		(1.4)	(1.5)
Total		745.7	745.6
Current portion		-	-
Total long-term debt		745.7	745.6
Total capitalization		$1,920.6	$1,953.9

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(Millions)	2008	2007

Operating Activities
Net income	$53.0	$47.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	47.9	49.2
Refund of non-qualified decommissioning fund	(0.3)	(27.3)
Recovery of MISO Day 2 expenses	9.4	2.9
Recovery of Kewaunee outage expenses	5.1	5.1
Recoveries and refunds of other regulatory assets and liabilities	12.9	15.6
Deferred income taxes and investment tax credit	4.0	(2.1)
Pension and postretirement expense	3.2	15.8
Pension and postretirement funding	-	(4.4)
Equity income, net of dividends	(0.3)	(2.0)
Other, net	(4.4)	0.6
Changes in -
Customer and other receivables	(2.9)	(52.5)
Accrued unbilled revenues	30.9	19.6
Inventories	(5.9)	37.1
Prepaid federal income taxes	40.8	31.6
Miscellaneous assets	(2.3)	5.9
Accounts payable	(36.1)	(22.9)
Accrued taxes	(2.7)	38.7
Miscellaneous current and accrued liabilities	(12.9)	(3.4)
Net cash provided by operating activities	139.4	155.1

Investing Activities
Capital expenditures	(116.7)	(93.0)
Assets transferred to Integrys Business Support, LLC	8.5	-
Restricted cash for repayment of long-term debt	-	22.0
Cash paid for the transmission interconnection	(17.4)	(23.9)
Proceeds received from the transmission interconnection	99.7	-
Other	1.6	1.7
Net cash used for investing activities	(24.3)	(93.2)

Financing Activities
Short-term debt - net	(26.8)	31.4
Payments of long-term debt	(0.3)	(22.2)
Dividends to parent	(47.0)	(46.3)
Net equity contributions to parent	(40.0)	(25.0)
Preferred stock dividends	(1.6)	(1.6)
Other	1.6	1.4
Net cash used for financing activities	(114.1)	(62.3)
Net change in cash and cash equivalents	1.0	(0.4)
Cash and cash equivalents at beginning of period	4.1	0.8
Cash and cash equivalents at end of period	$5.1	$0.4

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2008

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

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the WPSC Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30
(Millions)	2008	2007
Cash paid for interest	$18.0	$18.3
Cash paid for income taxes	$29.5	$16.8

Weston 4 construction costs funded through accounts payable and treated as non-cash investing activities were $20.2 million at June 30, 2008, and $29.3 million at June 30, 2007.

NOTE 3--RISK MANAGEMENT ACTIVITIES

The following table shows WPSC's assets and liabilities from risk management activities as of June 30, 2008, and December 31, 2007:

	Assets		Liabilities
(Millions)	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Commodity contracts	$13.5	$1.2	$-	$1.6
Financial transmission rights	19.4	13.0	11.2	4.4
Total	$32.9	$14.2	$11.2	$6.0
Balance Sheet Presentation
Current	$31.4	$14.2	$11.2	$6.0
Other long-term	1.5	-	-	-
Total	$32.9	$14.2	$11.2	$6.0

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

FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," as amended, provides the option to present certain asset and liability derivative positions net on the balance sheet and to net the related cash collateral against these net derivative positions.  WPSC elected not to net these items in its Condensed Consolidated Balance Sheets.  The following table shows WPSC's cash collateral positions:

(Millions)	June 30, 2008	December 31, 2007
Cash collateral provided to others	$-	$6.5
Cash collateral received from others	-	-

The cash collateral provided to others is reflected in Accounts receivable on the Condensed Consolidated Balance Sheets.

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

NOTE 4--GOODWILL AND OTHER INTANGIBLE ASSETS

At June 30, 2008, and December 31, 2007, goodwill recorded by WPSC's natural gas segment was $36.4 million and was related to WPSC's 2001 acquisition of Wisconsin Fuel and Light Company.  Goodwill is included in other long-term assets on the Condensed Consolidated Balance Sheets.

NOTE 5--SHORT-TERM DEBT AND LINES OF CREDIT

WPSC's short-term borrowings consist of sales of commercial paper backed by an unsecured revolving credit agreement and short-term notes as shown in the following table.

(Millions, except percentages)	June 30, 2008	December 31, 2007
Commercial paper outstanding	$23.9	$50.7
Average discount rate on outstanding commercial paper	3.18%	5.65%
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on short-term notes payable	2.41%	5.20%

The commercial paper at June 30, 2008, had various maturity dates ranging from July 1, 2008 to July 3, 2008.

WPSC manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to WPSC's short-term debt and lines of credit.

(Millions)	Maturity	June 30, 2008	December 31, 2007
Credit agreements and revolving notes
Revolving credit facility (1)	6/02/10	$115.0	$115.0
Revolving short-term notes payable (2)	11/01/08	10.0	10.0
Total short-term credit capacity		125.0	125.0

Less:
Letters of credit issued inside credit facilities		3.8	3.8
Loans outstanding under credit agreements		10.0	10.0
Commercial paper outstanding		23.9	50.7
Available capacity under existing agreements		$87.3	$60.5

(1) Provides support for WPSC’s commercial paper borrowing program.
(2) Facility is renewed every six months and is used for general corporate purposes.

NOTE 6--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of WPSC through June 30, 2008.  All asset retirement obligations are recorded as other long-term liabilities on the Condensed Consolidated Balance Sheets.

(Millions)
Asset retirement obligations at December 31, 2007	$8.6
Accretion	0.2
Asset retirement obligations at June 30, 2008	$8.8

NOTE 7--INCOME TAXES

WPSC’s effective tax rates for the three and six months ended June 30, 2008 were 35.9% and 35.2%, respectively.  WPSC’s effective tax rates for the three and six months ended June 30, 2007 were 36.2% and 37.5%, respectively.  WPSC's provision for income taxes was calculated in accordance with Accounting Principles Board Opinion No. 28, "Interim Financial Reporting."  Accordingly, WPSC's interim effective tax rate reflects its projected annual effective tax rate.  The effective tax rate for the three and six months ended June 30, 2008 differs from the federal tax rate of 35% primarily due to state income taxes and the impact of certain permanent book to tax return differences.  The effective tax rate for the three and six months ended June 30, 2007 differs from the federal tax rate of 35% primarily due to state income taxes.

For the three months ended June 30, 2008, the liability for uncertain tax positions decreased by $0.4 million.  For the six months ended June 30, 2008, the change in liability for uncertain tax positions was a decrease of $0.2 million.  These changes reflect the settlement and remeasurement of the obligations associated with uncertain tax positions as part of closing and settling examinations with the IRS and the State of Wisconsin during the second quarter of 2008.

NOTE 8--COMMITMENTS AND CONTINGENCIES

Commodity Purchase Obligations and Purchase Order Commitments

WPSC routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  WPSC has obligations to sell electricity and natural gas to customers.  WPSC expects to recover costs related to these obligations in future customer rates.

The obligations described below are as of June 30, 2008.

●
WPSC’s electric utility segment has obligations related to coal supply and transportation that extend through 2016 and total $672.8 million, obligations of $1.2 billion for either capacity or energy related to purchased power that extend through 2016, and obligations for other commodities totaling $12.6 million, which extend through 2012.

●	WPSC’s natural gas utility segment has obligations related to natural gas supply and transportation contracts totaling $502.6 million, some of which extend through 2017.
●	WPSC also has commitments in the form of purchase orders issued to various vendors, which totaled $408.7 million. A significant portion of these commitments relate to large construction projects.

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

Depending upon the results of the EPA's review of the information provided by WPSC and WP&L, the EPA may perform any of the following:

●	issue notices of violation (NOV) asserting that a violation of the Clean Air Act occurred,
●	seek additional information from WPSC, WP&L, and/or third parties who have information relating to the boilers, and/or
●	close out the investigation.

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

Weston 4 Air Permit

In November 2004, the Sierra Club filed a petition with the WDNR under Section 285.61 of the Wisconsin Statutes seeking a contested case hearing on the construction permit issued for the Weston 4 generation station, which is a necessary predicate to plant construction under the pertinent air emission regulations (hereinafter referred to as the "Weston 4 air permit").  In February 2006, the administrative law judge affirmed the Weston 4 air permit with changes to the emission limits for sulfur dioxide and nitrogen oxide from the coal-fired boiler and particulate from the cooling tower.  The changes, which were implemented by the WDNR in a revised permit issued on March 28, 2007, set limits that are more stringent than those originally set by the WDNR (hereinafter referred to as the "March 28, 2007 permit language").

On April 27, 2007, the Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007 permit language, which was granted by the WDNR.  Both parties subsequently moved for summary judgment.  In a decision issued on November 8, 2007, the administrative law judge granted WPSC’s motion for summary judgment in that proceeding, upholding the March 28, 2007 permit language.  The Sierra Club filed petitions with the Dane County Circuit Court on April 27, 2007, and November 14, 2007, for judicial review of the Weston 4 air permit and the underlying proceedings before the administrative law judge.  These two judicial review proceedings were consolidated by the court, briefing is completed, and the parties will present oral arguments once scheduled by the court.

These activities did not stay the construction and startup of the Weston 4 facility or the administrative law judge's decision on the Weston 4 air permit.  WPSC believes that it has substantial defenses to the Sierra Club's challenges.  Until the Sierra Club's challenge is finally resolved, Integrys Energy Group will not be able to make a final determination of the probable cost impact, if any, of compliance with any changes to the Weston 4 air permit on its future costs.

Weston Operating Permits

In July 2005 and February 2006, NOVs were issued to WPSC by the WDNR alleging various violations of the operating permit requirements applicable to the then existing Weston facility.  Subsequently, by letter dated April 11, 2007, the WDNR referred the matters set forth in the NOVs to the Wisconsin Attorney General’s office.  The referral letter alleged that the Weston facility was not in compliance with the following provisions of the facility’s Title V operating permit:  (i) limitations on the sulfur content of the fuel oil stored at the Weston facility; (ii) the carbon monoxide and nitrogen oxide limits for certain of the facility’s combustion turbines; (iii) the particulate matter emission limits applicable to the coal handling equipment; (iv) opacity monitoring requirements; and (v) a requirement to conduct an elemental metals analysis.  WPSC has completed corrective measures to address the issues and settled the matter with theWisconsin Attorney General's office.  The settlement included a penalty of $0.2 million and a commitment to fund $0.3 million of energy efficiency projects.

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

The State of Wisconsin has recently developed a revised draft rule to Chapter NR 446 that requires a 40% reduction from the 2002 through 2004 baseline beginning January 1, 2010 through the end of 2014.  Beginning in 2015, electric generating units above 150 megawatts will be required to reduce emissions by 90%.  Reductions can be phased in and the 90% target can be delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined as Best Available Control Technology.  This rule has been approved by the state Natural Resources Board and is now under consideration by the state legislature.  WPSC estimates capital costs of approximately $25 million for phase one, which includes estimates for both wholly-owned and jointly-owned plants, to achieve the proposed reductions in the State's revised draft rule.  These costs may change based on the requirements of the final rule.  The capital costs are expected to be recovered in future rate cases.  In May 2008, a group of industry stakeholders filed suit, claiming that the WDNR’s mercury rulemaking process violates a state statute.  The court ruled against the challenge but a new suit is likely to be filed.

Following the promulgation of a federal mercury control and monitoring rule in 2005 by the EPA, the State of Wisconsin filed suit along with other states in opposition of the rule.  On February 8, 2008, the U.S. Court of Appeals for the District of Columbia Circuit ruled in favor of the petitioners and vacated the federal rule.  In May 2008, the EPA’s appeal of the ruling was denied.  The EPA is reviewing options for a new rulemaking.

Sulfur Dioxide and Nitrogen Oxide

The EPA issued the Clean Air Interstate Rule (formerly known as the Interstate Air Quality Rule), in 2005.  The rule was intended to reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania, and New York.  The Clean Air Interstate Rule required reduction of sulfur dioxide and nitrogen oxide emissions in two phases.  The first phase required about a 50% reduction beginning in 2009 for nitrogen oxide and beginning in 2010 for sulfur dioxide.  The second phase was to begin in 2015 for both pollutants and required about a 65% reduction in emissions.  The rule allowed the State of Wisconsin to either require utilities located in the state to participate in the EPA's interstate cap and trade program or meet the state's emission budget for sulfur dioxide and nitrogen oxide through measures to be determined by the state.  Wisconsin's rule, which incorporates the cap andtrade approach, had completed the state legislative review and had been forwarded to the EPA for final review.

On July 11, 2008, the U.S. Court of Appeals for the District of Columbia issued a decision vacating the Clean Air Interstate Rule and the associated Federal Implementation Plan.  The EPA, state regulatory agencies, and affected facilities are reviewing the impacts of the court decision.

Prior to this court decision, WPSC was evaluating a number of options, including using the cap and trade program and/or installing controls.  Since the court decision, the value of annual nitrogen oxide emission allowances that were to be utilized in the cap and trade program under the Clean Air Interstate Rule has decreased significantly.  WPSC does not currently own any annual nitrogen oxide emission allowances, however, at the time of the court decision, WPSC had entered into contracts for the purchase of a small amount of ozone seasonal nitrogen oxide emission allowances in 2009 through 2012 and was in the process of negotiating the purchase of annual nitrogen oxide emission allowances in 2009.  Whether WPSC ultimately acquires any annual nitrogen oxide emission allowances or not, WPSC does not expect any material impact as a result of vacating the Clean Air Interstate Rule with respect to nitrogen oxide emission allowances. For planning purposes, it is still assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2015.  The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of WPSC's long-term maintenance plan for its existing units.  As such, controls or conversions may need to take place before 2015.  On a preliminary basis and assuming controls or conversion are still required, WPSC estimates capital costs of $533 million, which includes estimates for both wholly-owned and jointly-owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in future rate cases.

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

WPSC estimated the future undiscounted investigation and cleanup costs as of June 30, 2008, for all sites to be $67.2 million.  WPSC may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and the assessment of natural resource damages.  WPSC expects to recover actual cleanup costs, net of insurance recoveries, in future customer rates and has recorded a net regulatory asset of $68.5 million, net of insurance recoveries received of $16.1 million, related to the recovery of both unrecovered expenditures and estimated future expenditures as of June 30, 2008.  Under current PSCW policies, WPSC will not recover carrying costs associated with the cleanup expenditures.

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

NOTE 9--GUARANTEES

The following table shows outstanding guarantees at WPSC at June 30, 2008:

		Expiration
(Millions)	Total Amounts Committed at June 30, 2008	Less Than 1 Year	1 to 2 Years
Standby letters of credit(1)	$3.9	$3.9	$-
Other guarantees(2)	6.1	-	6.1
Total guarantees	$10.0	$3.9	$6.1

(1)
At WPSC's request, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to WPSC.  These amounts are not reflected on the Condensed Consolidated Balance Sheets.

(2)
 Consists of (1) a guarantee issued by WPSC to indemnify a third party for exposures related to the construction of utility assets.  This amount is not reflected on the Condensed Consolidated Balance Sheets, as this agreement was entered into prior to the effective date of FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.”  The maximum exposure related to this guarantee was $3.7 million at June 30, 2008; and (2) a liability related to WPSC's agreement to indemnify Dominion for certain costs arising from the resolution of design bases documentation issues incurred prior to Kewaunee nuclear power plant's scheduled maintenance period in 2009.  As of June 30, 2008, WPSC had paid $6.4 million to Dominion related to this guarantee, reducing the liability to $2.4 million.

NOTE 10--EMPLOYEE BENEFIT PLANS

The following table shows the components of WPSC's net periodic benefit cost for the three and six months ended June 30, 2008, and 2007:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Millions)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$2.4	$4.3	$5.3	$9.1	$1.3	$1.5	$2.8	$3.2
Interest cost	8.9	8.5	17.5	17.0	3.2	3.4	6.2	6.7
Expected return on plan assets	(10.7)	(9.2)	(22.1)	(18.2)	(3.2)	(3.2)	(6.9)	(6.4)
Amortization of transition obligation	-	-	-	-	-	0.1	0.1	0.2
Amortization of prior service cost (credit)	1.1	1.2	2.3	2.3	(0.9)	(0.5)	(1.8)	(1.0)
Amortization of net actuarial loss (gain)	(0.1)	0.8	0.2	2.3	(0.4)	0.2	(0.4)	0.6
Net periodic benefit cost	$1.6	$5.6	$3.2	$12.5	$-	$1.5	$-	$3.3

WPSC records transition obligations, prior service costs (credits), and net actuarial losses (gains) that have not yet been recognized as a component of net periodic benefit cost as net regulatory assets, pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the six months ended June 30, 2008, no contributions were made to the pension and other postretirement benefit plans.  WPSC expects to contribute $14.3 million and $7.3 million to its pension and other postretirement benefit plans, respectively, during the remainder of 2008.

NOTE 11--FAIR VALUE

Effective January 1, 2008, WPSC adopted SFAS No. 157, “Fair Value Measurements.”  This standard defines fair value and requires enhanced disclosures about assets and liabilities carried at fair value.  As of June 30, 2008, these additional disclosures are required only for financial assets and liabilities measured at fair value and for nonfinancial assets and liabilities measured at fair value on a recurring basis, following the guidance in FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157."

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

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following table shows WPSC’sfinancial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008, categorized by level within the fair value hierarchy.

(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk management assets	$13.5	$-	$19.4	$32.9
Liabilities
Risk management liabilities	-	-	11.2	11.2
Deferred compensation liability	9.7	-	-	9.7

The determination of the fair values above incorporates various factors required under SFAS No. 157. These factors include not only the credit standing of the counterparties involved, but also the impact of the company’s nonperformance risk on its liabilities.

The risk management assets and liabilities listed in the table include NYMEX futures and options, financial contracts used to manage transmission congestion costs in the MISO market, and a small number of natural gas purchase contracts accounted for as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  NYMEX contracts are valued using the NYMEX end-of-day settlement price, which is a Level 1 input.  The valuation for financial transmission rights is derived from historical data from the MISO, which is considered a Level 3 input.  For more information on WPSC’s derivative instruments, see Note 3, “Risk Management Activities.”

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

The following table sets forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

(Millions)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Balance at beginning of period	$0.4	$8.6
Net realized gains included in earnings	4.7	7.4
Net unrealized gains (losses) recorded as regulatory assets or liabilities	2.2	(5.1)
Purchases and settlements	0.9	(2.7)
Balance at June 30, 2008	$8.2	$8.2

Unrealized gains and losses on financial transmission rights are deferred as regulatory assets or liabilities, pursuant to SFAS No. 71.  Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on financial transmission rights flow through purchased power on the Condensed Consolidated Statements of Income.

NOTE 12--MISCELLANEOUS INCOME

WPSC’s total miscellaneous income was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2008	2007	2008	2007
Allowance for funds used during construction	$0.9	$0.2	$1.3	$0.4
Weston 4 ATC interconnection agreement	0.7	0.8	2.5	1.3
Equity earnings on investments	2.7	2.6	5.3	5.1
Other	1.4	1.1	1.5	1.5
Total miscellaneous income	$5.7	$4.7	$10.6	$8.3

NOTE 13--REGULATORY ENVIRONMENT

Wisconsin

Rate Cases
On April 1, 2008, WPSC filed a request with the PSCW to increase retail electric and natural gas rates $106.8 million (7.8%) and $11.7 million (2.2%), respectively, to be effective January 1, 2009.  The request was based on rates in effect at the time of the filing.  This filing also included a request to increase retail electric rates $3.5 million (0.3%) in 2010, as well as a request for authority to file for an adjustment to retail electric rates, effective January 1, 2010, for changes in fuel, purchased power, and related costs.  The proposed retail electric rate increase for 2009 is driven by the completion of the refund to retail electric customers of the non-qualified decommissioning trust fund related to the sale of the Kewaunee nuclear power plant, the cost of operating Weston 4, increased electric transmission costs, and recovery of costs associated with the lightning strike and subsequent outage at Weston 3.  The retail electric rate filing for 2009 did not include recovery of both operation and maintenance costs and capital costs associated with the proposed Iowa wind project; however, subsequent approval was received which increased the rate request for 2009 by $10.4 million (1.1%).  The proposed retail natural gas rate increase is required primarily because of costs associated with the construction of the natural gas laterals connecting the WPSC natural gas distribution system to the new Guardian II natural gas pipeline.

On February 11, 2008, WPSC filed an application with the PSCW to adjust its 2008 rates for fuel and purchased power costs, requesting an increase in retail electric rates due to a delay in the in-service date of the Weston 4 power plant, increased coal and coal transportation costs, and increased natural gas costs.  The PSCW approved an interim annual rate increase of $29.7 million on March 20, 2008, and an additional final rate increase of $18.3 million, effective July 4, 2008.

On January 15, 2008, the PSCW issued a final written order authorizing a retail electric rate increase of $23.0 million (2.5%), which included recovery of deferred 2005 and 2006 MISO Day 2 costs over a one-year period and increased electric transmission costs.  The new rates became effective January 16, 2008.

On January 11, 2007, the PSCW issued a final written order authorizing a retail electric rate increase of $56.7 million (6.6%) and a retail natural gas rate increase of $18.9 million (3.8%), effective January 12, 2007.  The 2007 rates reflect a 10.9% return on common equity.  The PSCW also approved a common equity ratio of 57.46% in its regulatory capital structure.  The 2007 retail electric rate increase was required primarily because of increased costs associated with electric transmission, costs related to the construction of Weston 4 and the additional personnel to maintain and operate the plant, and costs to maintain the Weston 3 generation unit and the De Pere Energy Center.  The 2007 retail natural gas rate increase was driven by infrastructure improvements necessary to ensure the reliability of the natural gas distribution system and costs associated with the remediation of former manufactured gas plant sites.

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

NOTE 14--SEGMENTS OF BUSINESS

WPSC manages its reportable segments separately due to their different operating and regulatory environments.  Its principal business segments are the regulated electric utility operations and the regulated natural gas utility operations.  The tables below present information for the respective periods pertaining to the operations of WPSC segmented by lines of business.

	Regulated Utilities
Segments of Business (Millions)	Electric Utility(1)	Natural Gas Utility(1)	Total Utility	Other(2)	Reconciling Eliminations	WPSC Consolidated

Three Months Ended
June 30, 2008
Operating revenues	$283.5	$103.5	$387.0	$0.2	$(0.3)	$386.9
Depreciation and amortization expense	20.1	5.2	25.3	0.2	(0.2)	25.3
Miscellaneous income	1.5	0.5	2.0	3.7	-	5.7
Interest expense	7.7	2.9	10.6	1.0	-	11.6
Provision for income taxes	10.0	1.9	11.9	0.5	-	12.4
Preferred stock dividend requirements	0.5	0.3	0.8	-	-	0.8
Earnings (loss) on common stock	19.5	(0.5)	19.0	2.3	-	21.3

Three Months Ended
June 30, 2007
Operating revenues	$275.6	$77.9	$353.5	$0.3	$(0.3)	$353.5
Depreciation and amortization expense	18.9	5.7	24.6	0.2	(0.2)	24.6
Miscellaneous income	1.3	0.1	1.4	3.3	-	4.7
Interest expense	7.0	2.7	9.7	1.0	-	10.7
Provision (benefit) for income taxes	7.8	(1.1)	6.7	1.6	-	8.3
Preferred stock dividend requirements	0.6	0.2	0.8	-	-	0.8
Earnings (loss) on common stock	14.1	(0.2)	13.9	(0.1)	-	13.8
(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Other column.

	Regulated Utilities
Segments of Business (Millions)	Electric Utility(1)	Natural Gas Utility(1)	Total Utility	Other(2)	Reconciling Eliminations	WPSC Consolidated

Six Months Ended
June 30, 2008
Operating revenues	$578.4	$324.2	$902.6	$0.7	$(0.7)	$902.6
Depreciation and amortization expense	37.5	10.4	47.9	0.3	(0.3)	47.9
Miscellaneous income	3.7	0.7	4.4	6.2	-	10.6
Interest expense	15.6	5.8	21.4	1.4	-	22.8
Provision for income taxes	12.8	14.9	27.7	1.1	-	28.8
Preferred stock dividend requirements	1.0	0.6	1.6	-	-	1.6
Earnings on common stock	25.8	21.5	47.3	4.1	-	51.4

Six Months Ended
June 30, 2007
Operating revenues	$544.4	$268.7	$813.1	$0.7	$(0.7)	$813.1
Depreciation and amortization expense	37.8	11.4	49.2	0.3	(0.3)	49.2
Miscellaneous income	2.2	0.2	2.4	5.9	-	8.3
Interest expense	14.3	5.6	19.9	1.7	-	21.6
Provision for income taxes	16.9	10.1	27.0	1.5	-	28.5
Preferred stock dividend requirements	1.1	0.5	1.6	-	-	1.6
Earnings on common stock	28.4	15.7	44.1	1.9	-	46.0
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

INTRODUCTION

WPSC, a wholly owned subsidiary of Integrys Energy Group, Inc., is a regulated electric and natural gas utility.  WPSC derives revenues primarily from the purchase, production, distribution, and sale of electricity and the purchase, distribution, and sale of natural gas to retail customers.  WPSC also provides wholesale electric service to numerous utilities and cooperatives for resale.

Strategic Overview

The focal point of WPSC's business plan is the creation of long-term value for Integrys Energy Group shareholders and WPSC's customers through growth, operational excellence, customer focus, asset management, risk management, and the continued emphasis on safe and reliable, competitively priced, and environmentally sound energy and energy related services.  A discussion of the essential components of our business strategy is set forth below.

Maintain and Grow a Strong Regulated Utility Base– A strong regulated utility base is important in order to maintain a strong balance sheet, predictable cash flows, a desired risk profile, and quality credit ratings, which are critical to WPSC's success.  WPSC believes the following recent developments have helped, or will help, maintain and grow its regulated utility base:

•
Weston 4, a 500-megawatt coal-fired base-load power plant located near Wausau, Wisconsin was completed and operational June 30, 2008.  WPSC holds a 70% ownership interest in the Weston 4 power plant, with Dairyland Power Cooperative owning the remaining 30% interest in the facility.

•
WPSC’s announced intent to acquire (along with High Country Energy, LLC) a 150-megawatt portion of the planned 300-megawatt High Country wind project located in Dodge and Olmsted counties in Minnesota.

•	WPSC's agreement to purchase a 99-megawatt wind generation facility to be constructed in Howard County, Iowa.

•
Continued investment in environmental projects to improve air quality and meet the requirements set by environmental regulators.  Capital projects to construct and upgrade equipment to meet or exceed required environmental standards are planned each year.

•	The investment of approximately $75 million to connect WPSC's natural gas distribution system to the Guardian II natural gas pipeline.

•	For more detailed information on WPSC's capital expenditure program, see "Liquidity and Capital Resources, Capital Requirements."

Integrate Resources to Provide Operational Excellence and Customer Focus– WPSC is committed to integrating resources and finding the best, most efficient processes while meeting any and all applicable regulatory and legal requirements.  Through innovative ideas, embracing change, leveraging individual capabilities and expertise and utilizing creative solutions to meet and exceed our customer's expectations, WPSC will contribute value to Integrys Energy Group's shareholders as well as our customers and assist in lowering costs for certain activities.  WPSC believes the following activities have helped, and will continue to help, integrate resources to provide operational excellence and customer focus:

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

•
Managing operations to minimize the impact on the environment.  Our Weston 4 facility, completed in 2008, is one of the most efficient electric generation units in the country with state-of-the-art environmental controls which allow us to reduce the amount of emissions produced for each megawatt-hour of electricity generated.  We also expect to maintain or decrease the amount of greenhouse gases released per megawatt-hour generated, and support research and development initiatives that will enable further progress toward decreasing our carbon footprint.

•	Effectively operating a mixed portfolio of generation assets and investing in new generation, such as Weston 4 and wind projects, ensures continued reliability for our customers.

RESULTS OF OPERATIONS

	Three Months			Six Months
	Ended			Ended
	June 30%			June 30%
(Millions)	2008	2007	Increase	2008	2007	Increase
Earnings on common stock	$21.3	$13.8	54.3%	$51.4	$46.0	11.7%

Second Quarter 2008 Compared with Second Quarter 2007

Earnings increased $7.5 million quarter-over-quarter.  Major factors impacting earnings were as follows (and are discussed in more detail thereafter):

Electric utility earnings increased $5.4 million (38.3%), from earnings of $14.1 million for the quarter ended June 30, 2007, to earnings of $19.5 million for the same quarter of 2008, driven by an $8.0 million ($4.8 million after-tax) increase in operating income.

The increase in electric utility operating income was driven by:

•
Fuel and purchased power costs that were approximately $7 million ($4.2 million after-tax) lower than what was recovered in rates during the quarter ended June 30, 2008, compared with fuel and purchased power costs that were approximately $2 million ($1.2 million after-tax) higher than what was recovered in rates during the same quarter in 2007.  This drove a $5.4 million after-tax increase in earnings quarter-over-quarter.  As a result of approximately $23 million of higher than anticipated energy costs in the first quarter of 2008, the PSCW approved an interim rate increase effective March 22, 2008, and subsequently approved a higher final rate increase effective July 4, 2008.

•
A decrease in regulated electric maintenance expenses of $5.8 million ($3.5 million after-tax), primarily due to significant planned outages at the Weston 3 power plant and the De Pere Energy Center in the second quarter of 2007.

•
The increase in electric utility operating income was partially offset by cooler quarter-over-quarter weather conditions, which contributed an approximate $1 million after-tax quarter-over-quarter decrease in operating income.  Weather normalized volumes were also down as customers are conserving energy as a result of high prices and a general slowdown in the economy.  It is estimated that the decrease in weather normalized sales volumes resulted in an approximate $2 million after-tax decrease in operating income quarter-over-quarter.

The net loss from the natural gas utility segment increased $0.3 million (150.0%), from a loss of $0.2 million for the first quarter of 2007, to a net loss of $0.5 million for the same quarter in 2008. The change was driven by the following:

•
A change in the effective tax rate from the second quarter of 2007 to the second quarter of 2008, which had a negative quarter-over-quarter impact on natural gas segment operating results.  The quarter-over-quarter changes in the effective tax rate occurred as a result of adjustments required by generally accepted accounting principles (GAAP) to ensure our year-to-date interim effective tax rate reflects our projected annual effective tax rate.  These adjustments drove an approximate $2 million increase in the quarter-over-quarter net loss.

•	The increase in the net loss was offset by the following:

	-	A decrease in operating and maintenance expense of $1.1 million ($0.7 million after-tax) primarily due to synergy savings resulting from the PEC merger.

-
An increase in the regulated natural gas utility margin of $0.9 million ($0.5 million after-tax) driven by an increase in throughput volumes to higher margin residential and commercial and industrial customers due to colder weather conditions.

Six Months 2008 Compared with Six Months 2007

Earnings increased $5.4 million for the six months ended June 30, 2008, compared with the same period in 2007.  Major factors impacting income were as follows (and are discussed in more detail thereafter):

Electric utility earnings decreased $2.6 million (9.2%), from earnings of $28.4 million for the six months ended June 30, 2007, to earnings of $25.8 million for the same period in 2008, driven by a $7.0 million ($4.2 million after-tax) decrease in operating income, resulting primarily from the following:

•
Fuel and purchased power costs that were approximately $16 million ($9.6 million after-tax) higher than what was recovered in rates during the six months ended June 30, 2008, compared with fuel and purchased power costs that were approximately $1 million ($0.6 million after-tax) less than what was recovered in rates during the same period in 2007.  This drove an approximate $17 million ($10.2 million after-tax) decrease in operating income period-over-period.

•
Also contributing to the decrease in operating income was a 2.7% decrease in residential sales volumes, which resulted in an approximate $4 million ($2.4 million after-tax) decrease in operating income and was driven by customer conservation efforts related to high energy costs and a general slowdown in the economy.

•	Partially offsetting the decreases to regulated electric operating income discussed above, electric maintenance expenses decreased $10.1 million ($6.1 million after-tax).

•	WPSC also experienced a decrease in pension, postretirement expense, and medical benefit costs resulting from merger synergy savings.

Natural gas utility earnings increased $5.8 million (36.9%), from earnings of $15.7 million for the six months ended 2007, to earnings of $21.5 million for the same period in 2008, primarily due to a $7.3 million (4.4 million after-tax) period-over-period increase in margin.

•
Natural gas throughput volumes were up 7.7% period-over-period, primarily related to colder weather during the heating season, compared with the same period in 2007.  The colder weather conditions contributed approximately $5 million ($3 million after-tax) to the increase in natural gas margin.

•
Also contributing approximately $1 million after-tax to the period-over-period increase in the natural gas utility margin, was WPSC having the full benefit of the 2007 Wisconsin retail natural gas rate increase in 2008 compared with 2007 since it was effective January 12, 2007.

Regulated Electric Segment Operations

	Three Months Ended		%	Six Months Ended		%
(Millions, except heating and cooling	June 30		Increase	June 30		Increase
degree days)	2008	2007	(Decrease)	2008	2007	(Decrease)

Revenue	$283.5	$275.6	2.9%	$578.4	$544.4	6.2%
Fuel and purchased power	135.3	144.9	(6.6)%	301.3	280.3	7.5%
Margin	148.2	130.7	13.4%	277.1	264.1	4.9%

Operating and maintenance expense	82.0	74.1	10.7%	167.8	148.6	12.9%
Depreciation and amortization expense	20.1	18.9	6.3%	37.5	37.8	(0.8)%
Taxes other than income taxes	9.9	9.5	4.2%	20.3	19.2	5.7%

Operating income	$36.2	$28.2	28.4%	$51.5	$58.5	(12.0)%

Sales in kilowatt-hours
Residential	608.2	660.7	(7.9)%	1,382.0	1,420.9	(2.7)%
Commercial and industrial	1,980.0	2,024.9	(2.2)%	4,013.3	3,993.6	0.5%
Wholesale	1,127.7	922.1	22.3%	2,166.8	1,814.7	19.4%
Other	7.2	7.3	(1.4)%	18.5	17.6	5.1%
Total sales in kilowatt-hours	3,723.1	3,615.0	3.0%	7,580.6	7,246.8	4.6%

Weather
Heating degree days	920	850	8.2%	4,875	4,402	10.7%
Cooling degree days	104	204	(49.0)%	104	204	(49.0)%

Second Quarter 2008 Compared with Second Quarter 2007

Revenue

Regulated electric revenue increased $7.9 million, primarily due to:

•
A final rate order issued by the PSCW effective January 16, 2008, that allowed for a $23.0 million (2.5%) retail electric rate increase.  Per the PSCW's order approving the Integrys Energy Group merger with PEC, WPSC may not increase its base rates for natural gas or electric service prior to January 1, 2009.  However, WPSC is allowed to adjust rates for changes in purchased power costs as well as fuel costs related to electric generation due to changes in NYMEX natural gas futures prices, delivered coal prices, and transmission costs.  The increase also included recovery of deferred 2005 and 2006 MISO Day 2 costs over a one-year period.

•
An interim rate increase approved by the PSCW for WPSC's retail electric customers effective March 22, 2008, related to higher fuel and purchased power costs.  Contributing factors in the rate change, approved by the PSCW on July 4, 2008, were increased purchased power costs due to lower-than-expected generation from the new Weston 4 power plant during the start-up phases, increased coal and coal transportation costs, and increased natural gas costs.

•
A 3.0% increase in electric sales volumes, including a 22.3% increase in volumes sold to lower margin wholesale customers, partially offset by a 7.9% and 2.2% decrease in sales volumes, respectively, to higher margin residential and commercial and industrial customers. The increase in sales volumes to wholesale customers was driven by higher contracted sales volumes to a large wholesale customer quarter-over-quarter as well as an increase in opportunity sales as WPSC had more low-cost generation with Weston 4 generating power for much of the 2008 second quarter.  The decrease in sales volumes to residential and commercial and industrial customers was driven by cooler than normal quarter-over-quarter weather conditions, which led to a decrease in air conditioning load.  In addition, high energy prices and a general slowdown in the economy led to more energy conservation quarter-over-quarter.

Margin

The regulated electric margin increased $17.5 million, driven by:

•
A $13.5 million partial refund to Wisconsin retail customers in the second quarter of 2007 of their portion of proceeds from the liquidation of the Kewaunee nonqualified decommissioning trust fund.  Pursuant to regulatory accounting, the decrease in the 2007 margin related to the refund was offset by a corresponding decrease in operating and maintenance expenses in 2007 and, therefore, did not have an impact on earnings.  WPSC completed the refund of proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to Wisconsin retail customers in 2007.

•
Fuel and purchased power costs that were approximately $7 million lower than what was recovered in rates during the quarter ended June 30, 2008, compared with fuel and purchased power costs that were approximately $2 million higher than what was recovered in rates during the same quarter in 2007, which drove a $9 million increase in margin quarter-over-quarter.  As a result of approximately $23 million of higher than anticipated fuel and purchased power costs in the first quarter of 2008, the PSCW approved an interim rate increase effective March 22, 2008, and subsequently approved a higher final rate increase effective July 4, 2008.  In the second quarter of 2008, the interim rate increase enabled WPSC to recover approximately $7 million of the $23 million of under-recovered fuel and purchased power costs incurred in the first quarter of 2008.  With the approved rate increase and assuming stable fuel costs, WPSC anticipates it will recover approximately 80% of the remaining $16 million of unrecovered fuel and purchased power costs by year-end.

•	The effect of the 2008 retail electric rate increase that was effective January 16, 2008.

•
Partially offsetting the increase in overall electric margin, unfavorable weather conditions drove an approximate $2 million quarter-over-quarter decrease in electric utility margin and customer conservation efforts drove an approximate $4 million quarter-over-quarter decrease in electric utility margin.

Operating Income

Electric utility operating income increased $8.0 million, driven by the $17.5 million increase in margin, partially offset by a $9.5 million increase in operating expenses.

The $9.5 million (9.3%) increase in operating expenses related to the following:

•
An increase in operating expenses of $13.5 million quarter-over-quarter, related to the partial amortization in the second quarter of 2007 of the regulatory liability previously recorded for WPSC's obligation to refund proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to Wisconsin retail electric ratepayers.

•	An increase in regulated electric transmission expenses of $2.5 million, primarily related to higher rates charged by MISO and ATC due to additional transmission investment.

•	An increase in depreciation expense of $1.2 million resulting from Weston 4 being placed in service for accounting purposes in April 2008.

The increase in operating expenses was offset by:

•
A decrease in regulated electric maintenance expenses of $5.8 million, primarily due to significant planned outages at the Weston 3 power plant and the De Pere Energy Center in the second quarter of 2007, compared with fewer plant outages in the second quarter of 2008.

•
A decrease in pension and post-retirement benefits resulting from Integrys Energy Group’s synergies from the PEC merger.  The decrease is attributable to headcount reductions and certain changes made to WPSC’s retirement plans.

Six Months 2008 Compared with Six Months 2007

Revenue

Regulated electric revenue increased $34.0 million, driven by:

•	A final rate order by the PSCW, effective January 16, 2008, that allowed for a $23.0 million (2.5%) retail electric rate increase.

•	An interim rate increase approved by the PSCW for retail electric customers effective March 22, 2008, related to higher fuel and purchased power costs.

•
A 4.6% increase in electric sales volumes, including a 19.4% increase in volumes sold to lower margin wholesale customers, partially offset by a 2.7% decrease in sales volumes to higher margin residential customers. The increase in sales volumes to wholesale customers was driven by higher contracted sales volumes to a large wholesale customer period-over-period as well as an increase in opportunity sales as WPSC had more low-cost generation with Weston 4 generating power for much of the 2008 second quarter. The decrease in sales volumes to residential customers was driven by high energy prices and a general slowdown in the economy, which led to more energy conservation during the six months ended June 30, 2008, compared with the same period in 2007.

•
Receiving the benefit of the 2007 retail electric rate increase for the entire six months ended
June 30, 2008, whereas the 2007 rate increase did not benefit 2007 natural gas utility results until its January 12, 2007 effective date.

Margin

The regulated electric margin increased $13.0 million, driven by:

•	The effect of the 2008 retail electric rate increase that was effective January 16, 2008 and the 2007 retail electric rate increase.

•
A $27.0 million partial refund to Wisconsin retail customers in the six months ended June 30, 2007, of their portion of proceeds from the liquidation of the Kewaunee nonqualified decommissioning trust fund.  Pursuant to regulatory accounting, the decrease in the 2007 margin related to the refund was offset by a corresponding decrease in operating and maintenance expenses in 2007 and, therefore, did not have an impact on earnings.

•
The regulated electric margin increase was partially offset by fuel and purchased power costs that were approximately $16 million higher than what was recovered in rates during the six months ended June 30, 2008, compared with fuel and purchased power costs that were approximately $1 million less than what was recovered in rates during the same period in 2007. This drove a $17.0 million decrease in margin period-over-period.

•	The regulated electric margin increase was also partially offset by an approximate $4 million decrease in the regulated electric margin due to lower residential sales volumes (discussed above).

Operating Income

Electric utility operating income decreased $7.0 million, driven by a $19.2 million increase in operating and maintenance expenses, partially offset by the $13.0 million increase in margin discussed above.

The $19.2 million increase in operating and maintenance expenses related to the following:

•
A $27.0 million increase for the six months ended June 30, 2008, over the same period in 2007, relating to the partial amortization in 2007 of the regulatory liability previously recorded for WPSC's obligation to refund proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to Wisconsin retail electric ratepayers.

•	A $5.1 million increase in regulated electric transmission expenses, primarily related to higher rates charged by MISO and ATC due to additional transmission costs.

The increases in operating and maintenance expenses were offset by the following:

•
A $10.1 million decrease in regulated electric maintenance expenses, primarily due to major planned outages at the Weston 2 and Weston 3 generation stations and the De Pere Energy Center in the first half of 2007, compared with fewer plant outages during the same period in 2008.

•
A decrease in external costs to achieve merger synergies of $1.9 million related to Integrys Energy Group’s merger with PEC, from $5.3 million in the six months ended June 30, 2007, to $3.4 million in the comparable period of 2008.  This decrease was primarily because in the first quarter of 2007, all external costs to achiever merger synergies incurred from July 2006 through March 2007 were reallocated from Integrys Energy Group (where they had been initially recorded) to the other affiliated companies such as WPSC, which are the beneficiaries of the synergy savings resulting from the costs to achieve.

•	A decrease in pension, postretirement, and medical benefit costs resulting from plan design changes and synergy savings from the Integrys Energy Group merger with PEC.

Regulated Natural Gas Utility Segment Operations

	Three Months			Six Months
	Ended		%	Ended		%
	June 30		Increase	June 30		Increase
(Millions, except heating degree days)	2008	2007	(Decrease)	2008	2007	(Decrease)

Revenues	$103.5	$77.9	32.9%	$324.2	$268.7	20.7%
Natural gas purchase costs	75.3	50.6	48.8%	234.6	186.4	25.9%
Margins	28.2	27.3	3.3%	89.6	82.3	8.9%

Operating and maintenance expense	17.3	18.4	(6.0)%	33.9	35.9	(5.6)%
Depreciation and amortization expense	5.2	5.7	(8.8)%	10.4	11.4	(8.8)%
Taxes other than income taxes	1.6	1.7	(5.9)%	3.2	3.3	(3.0)%

Operating income	$4.1	$1.5	173.3%	$42.1	$31.7	32.8%

Throughput in therms
Residential	35.1	33.2	5.7%	155.3	145.4	6.8%
Commercial and industrial	19.5	18.3	6.6%	87.8	79.7	10.2%
Interruptible	6.1	4.5	35.6%	13.5	10.7	26.2%
Interdepartmental	9.0	9.7	(7.2)%	18.3	14.7	24.5%
Transport	76.6	76.0	0.8%	191.5	182.6	4.9%
Total sales in therms	146.3	141.7	3.2%	466.4	433.1	7.7%

Weather
Heating degree days	920	850	8.2%	4,875	4,402	10.7%

Second Quarter 2008 Compared with Second Quarter 2007

Revenue

Natural gas utility revenue increased $25.6 million, resulting primarily from:

•
An approximate 40% increase in the per-unit cost of natural gas in the second quarter of 2008, compared with the same quarter in 2007.  Increases in natural gas commodity costs are passed directly through to customers in rates.

•
A 3.2% increase in natural gas throughput volumes.  The increase in natural gas throughput volumes was due primarily to a 5.7% increase in residential volumes and a 6.6% increase in commercial and industrial volumes.  The increase in sales volumes to residential and commercial and industrial customers was driven by colder weather conditions during the second quarter 2008 heating season, evidenced by an 8.2% quarter-over-quarter increase in the number of heating degree days.

Margin

The regulated natural gas utility margin increased $0.9 million.  As discussed above, natural gas throughput volumes were up 3.2% quarter-over-quarter.  The colder quarter-over-quarter weather conditions contributed $0.8 million ($0.5 million after-tax) to the increase in natural gas earnings.

Operating income

Operating income increased $2.6 million quarter-over-quarter, driven by the $0.9 million increase in margin and a $1.1 million decrease in operating and maintenance expenses.  The decrease in operating and maintenance expense was due primarily to a decrease in customer service costs and pension and postretirement benefits, resulting from synergies related to Integrys Energy Group's merger with PEC.

Six Months 2008 Compared with Six Months 2007

Revenue

Natural gas utility revenue increased $55.5 million, driven by:

•	The per-unit cost of natural gas increase of approximately 15% for the six months ended June 30, 2008, compared with the same period in 2007.

•
A 7.7% increase in natural gas throughput volumes, related to a 6.8% increase in residential volumes and a 10.2% increase in commercial and industrial volumes.  The increase in sales volumes to residential and commercial and industrial customers was driven by colder weather conditions during the 2008 heating season, evidenced by a 10.7% increase in heating degree days for the six months ended June 30, 2008, as compared with the same period in 2007.

•
Receiving the benefit of the 2007 retail natural gas rate increase for the entire six months ended
June 30, 2008, whereas the 2007 rate increase did not benefit 2007 natural gas utility results until its January 12, 2007 effective date.

Margin

The regulated natural gas utility margin increased $7.3 million. The increase in natural gas margin was driven by an increase in throughput volumes to higher margin residential and commercial and industrial customers as a result of colder weather conditions, which had an approximate $5 million positive impact on natural gas margin.  The full year benefit of the 2007 rate increase had an estimated $1 million favorable impact on natural gas margin for the six months ended June 30, 2008, compared with the same period in 2007.

Operating income

Operating income increased $10.4 million, driven by the $7.3 million increase in margin and a $2.0 million decrease in operating and maintenance expenses.  The decrease in operating and maintenance expense was due primarily to a decrease in customer service costs and pension and postretirement benefit costs, resulting from synergies related to Integrys Energy Group's merger with PEC.

Consolidated Wisconsin Public Service Other Income (Expense)

	Three Months Ended		%	Six Months Ended		%
	June 30		Increase	June 30		Increase
(Millions)	2008	2007	(Decrease)	2008	2007	(Decrease)

Operating income	$40.4	$28.9	39.8%	$94.0	$89.4	5.1%

Miscellaneous income	5.7	4.7	21.3%	10.6	8.3	27.7%
Interest expense	(11.6)	(10.7)	8.4%	(22.8)	(21.6)	5.6%
Other expense	(5.9)	(6.0)	(1.7)%	(12.2)	(13.3)	(8.3)%

Income before taxes	34.5	22.9	50.7%	81.8	76.1	7.5%
Provision for income taxes	12.4	8.3	49.4%	28.8	28.5	1.1%

Net Income	$22.1	$14.6	51.4%	$53.0	$47.6	11.3%

Second Quarter 2008 Compared with Second Quarter 2007

Miscellaneous income

Miscellaneous income increased $1.0 million, as a result of an increase in income related to the allowance for funds used during construction related to the wind generation project and construction of the natural gas laterals that will be connected to the Guardian II pipeline.

Interest expense

Interest expense increased $0.9 million due to increased borrowings, primarily utilized to fund various construction projects, including the Weston 4 construction and natural gas laterals that will be connected to the Guardian II pipeline.

Provision for Income Taxes

	Three Months Ended June 30
	2008	2007

Effective Tax Rate	35.9%	36.2%

Quarter-over-quarter changes in the effective tax rate occur primarily as a result of adjustments required by generally accepted accounting principles (GAAP) to ensure our year-to-date interim effective tax rate reflects our projected annual effective tax rate.

Six Months 2008 Compared with Six Months 2007

Miscellaneous income

Miscellaneous income increased $2.3 million, as a result of:

•
A $1.2 million increase in interest income recognized related to the transmission facilities WPSC funded on ATC’s behalf related to Weston 4.  WPSC was reimbursed for these transmission facilities by ATC in April 2008.

•
A $0.9 million increase in income related to allowance for funds used during construction related to the wind generation project and construction of the natural gas laterals that will be connected to the Guardian II pipeline.

Interest expense

Interest expense increased $1.2 million due to increased borrowings, primarily utilized to fund various construction projects, including the Weston 4 construction and natural gas laterals that will be connected to the Guardian II pipeline.

Provision for Income Taxes

	Six Months Ended June 30
	2008	2007

Effective Tax Rate	35.2%	37.5%

Our interim effective tax rate reflects our projected annual effective tax rate.  The decrease in the effective tax rate is primarily due to the impact of certain permanent book to tax return differences.

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

Operating Cash Flows

During the six months ended June 30, 2008, net cash provided by operating activities was $139.4 million, compared with $155.1 million for the same period in 2007.  The $15.7 million period-over-period decrease in cash provided by operating activities was largely driven by a $43.0 million increase in cash used to purchase natural gas inventories related to higher natural gas prices.  This decrease was partially offset by a $27.0 million increase in net cash provided by operating activities related to the partial refund of proceeds received in 2005 from the liquidation of the nonqualified decommissioning trust fund to Wisconsin retail electric customers in the first half of 2007.  The refund of the proceeds received from the liquidation of this trust to Wisconsin retail electric customers was completed in the fourth quarter of 2007.

Investing Cash Flows

Net cash used for investing activities was $24.3 million during the six months ended June 30, 2008, compared with $93.2 million for the same period in 2007.  The $68.9 million period-over-period decrease in cash used for investing activities was primarily driven by the reimbursement of $99.7 million from ATC related to WPSC's construction of the transmission facilities required to support Weston 4, as well as proceeds received from the transfer of assets from WPSC to Integrys Business Support, LLC in the first quarter of 2008.  This decrease was partially offset by an increase in capital expenditures of $23.7 million related to the construction of a natural gas lateral infrastructure, discussed below, as well as the liquidation of $22.0 million of restricted funds withdrawn from an escrow account, which were used for the payment of the outstanding principal balance of first mortgage bonds in the first quarter of 2007.

Capital Expenditures

Capital expenditures by business segment for the six months ended June 30 were:

Reportable Segment (millions)	2008	2007	Increase/Decrease
Electric utility	$70.5	$81.9	$(11.4)
Natural gas utility	46.2	11.1	35.1
WPSC consolidated	$116.7	$93.0	$23.7

The decrease in capital expenditures at the electric utility for the six months ended June 30, 2008, compared with the same period in 2007, was mainly due to a decrease in capital expenditures associated with the construction of Weston 4.  Weston 4 was commercially operational in June 2008.  The increase in capital expenditures at the natural gas utility segment for the six months ended June 30, 2008, compared with the same period in 2007, was mainly due to construction of a natural gas lateral infrastructure that will connect WPSC’s natural gas distribution system to the Guardian II natural gas pipeline.

Financing Cash Flows

Net cash used for financing activities was $114.1 million during the six months ended June 30, 2008, compared with $62.3 million for the same period in 2007.  The $51.8 million period-over-period increase in cash used for financing activities was primarily driven by the repayment of short-term borrowings, made possible by the reimbursement of $99.7 million from ATC related to the construction of the transmission facilities required to support Weston 4.  WPSC was required to finance the cost of the ATC interconnection during construction prior to Weston 4 becoming operational.

Significant Financing Activities

WPSC had outstanding commercial paper borrowings of $23.9 million and $69.4 million at June 30, 2008, and 2007, respectively.  WPSC had other outstanding short-term debt of $10.0 million at June 30, 2008, and 2007.

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

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of WPSC, including its subsidiary, as of June 30, 2008.

		Payments Due By Period
(Millions)	Total Amounts Committed	2008	2009-2010	2011 - 2012	2013 and Thereafter

Long-term debt principal and interest payments(1)	$1,176.7	$20.2	$80.8	$371.6	$704.1
Operating lease obligations	9.3	1.8	3.9	2.2	1.4
Commodity purchase obligations(2)	2,395.4	246.8	828.1	538.1	782.4
Purchase orders(3)	411.2	410.7	0.4	0.1	-
Minimum pension funding	319.3	21.6	60.4	49.7	187.6
Total contractual cash obligations	$4,311.9	$701.1	$973.6	$961.7	$1,675.5

(1)	Represents bonds and notes issued by WPSC. WPSC records all principal obligations on the balance sheet.

(2)	The costs of commodity purchase obligations are expected to be recovered in future customer rates.

(3)	Includes obligations related to normal business operations and large construction obligations.

The table above does not reflect payments related to the manufactured gas plant remediation liability of $67.2 million at June 30, 2008, as the amount and timing of payments are uncertain.  See Note 8, "Commitments and Contingencies."  Also, the table does not reflect any payments for the June 30, 2008, liability for uncertain tax positions.  See Note 7, "Income Taxes."

Capital Requirements

Estimated construction expenditures for WPSC for the three-year period 2008 through 2010 are:

(Millions)
Wind generation projects	$249.0
Environmental projects	138.5
Electric and natural gas distribution projects	215.5
Natural gas laterals to connect to Guardian II pipeline	65.4
Weston 4 *	33.2
Other projects	139.6
Total capital expenditures	$841.2

*
As of June 30, 2008, WPSC incurred a total cost of approximately $533 million related to its ownership interest in the project.  WPSC incurred a total cost of $99.7 million related to the construction of the transmission facilities required to support Weston 4, and received reimbursement for these costs from ATC in April 2008.  The Weston 4 power plant was commercially operational in June 2008.

Capital Resources

As of June 30, 2008, WPSC was in compliance with all of the covenants under its lines of credit and other debt obligations.

For the period 2008 through 2010, WPSC plans to use internally generated funds and debt and equity financings to fund capital requirements.  Management believes WPSC has adequate financial flexibility and resources to meet its future needs.

WPSC has the ability to publicly issue debt, equity, certain types of hybrid securities, and other financial instruments.  In May 2008, WPSC filed a shelf registration statement which was declared effective by the SEC in July 2008.  Under this Form S-3, WPSC may issue up to $250.0 million of senior debt securities within the next three years with amounts, prices and terms to be determined at the time of future offerings.

See Note 5, "Short-Term Debt and Lines of Credit," for more information on WPSC's credit facilities and other short-term credit agreements.

Other Future Considerations

Regulatory Matters and Rate Trends

To mitigate the volatility of natural gas prices, electric fuel generation, and purchased power costs in 2008 and beyond, WPSC is employing risk management techniques pursuant to its PSCW-approved Risk Plan and Policy, including the use of derivative instruments such as futures and options.

On February 1, 2007, the five utilities subject to the current Wisconsin fuel rules filed proposed changes to the fuel rules with the PSCW.  The primary proposed change was to implement a 1% "dead band" to limit a utility's annual exposure or opportunity to a maximum of 1% of fuel costs.  The proposed "dead band" differs from the current trigger mechanism in that it would allow a utility to recover or refund all fuel costs outside of the band, rather than only those costs after the trigger date.  A proposed rule for PSCW Chapter 116, "Cost of Fuel," was issued by the Commission on July 3, 2008, incorporating many of the components of the utilities' proposal, with a 2% bandwidth as opposed to the 1% bandwidth recommended by the utilities.  Comments on the proposed rules could be filed through August 6, 2008.  WPSC filed comments on the proposed fuel rules, continuing to support a true “dead band” of 1%.  The PSCW will need to agree on a proposed rule that will then be forwarded to the legislature for review and promulgation.

For a discussion of regulatory filings and decisions, see Note 13, "Regulatory Environment."

CRITICAL ACCOUNTING POLICIES

We have reviewed our critical accounting policies for new critical accounting estimates and other significant changes.  We found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2007, are still current and that there have been no significant changes.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

WPSC has exposure to variable interest rates.  Based on the variable rate debt of WPSC outstanding at June 30, 2008, a hypothetical increase in market interest rates of 100 basis points in 2008 would increase annual interest expense by $0.3 million.  Comparatively, based on the variable rate debt outstanding at June 30, 2007, an increase in interest rates of 100 basis points would have increased interest expense in 2007 by $0.8 million.  This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.  In the event of a significant change in interest rates, management would take action to mitigate WPSC’s exposure to the change.

Other than the above-mentioned changes, WPSC's market risks have not changed materially from the market risks reported in the 2007 Annual Report on Form 10-K.

Item 4.     Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, WPSC management, with the participation of WPSC's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of WPSC's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, as of the date of such evaluation, WPSC's disclosure controls and procedures were effective in accumulating and timely alerting them to information relating to WPSC (including its consolidated subsidiary) as appropriate to allow timely decisions regarding required disclosure to be included in its periodic SEC filings, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls

There were no changes in the WPSC internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.     Legal Proceedings

For information on material legal proceedings and matters related to WPSC and its subsidiary, see Note 8, "Commitments and Contingencies," in the Condensed Notes to the Consolidated Financial Statements.

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

	32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: August 6, 2008	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008
Exhibit No.	Description

12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

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

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation