Form 10-Q
period 2008-09-30
WISCONSIN PUBLIC SERVICE CORP
filed 2008-11-06
CIK 107833

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $4 par value, 23,896,962 shares outstanding at November 5, 2008

______________________________________________________________________________
______________________________________________________________________________

Signature	39

EXHIBIT INDEX	40

12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

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

Forward-looking statements involve a number of risks and uncertainties.  There are many factors that could cause actual results to differ materially from those expressed or implied in this report.  Some risk factors that could cause results to differ from any forward-looking statement include those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as may be amended or supplemented in Part II, Item 1A of this report.  Other factors include:

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions)	2008	2007	2008	2007

Operating revenues
Electric	$346.3	$309.3	$924.7	$853.7
Natural gas	62.9	56.5	387.1	325.2
Total operating revenues	409.2	365.8	1,311.8	1,178.9

Electric production fuels	58.3	48.9	153.4	127.0
Purchased power	94.4	104.6	300.1	306.3
Natural gas purchased for resale	42.1	34.6	276.7	221.0
Operating and maintenance expense	92.3	81.7	294.1	267.5
Depreciation and amortization expense	25.4	23.5	73.3	72.7
Taxes other than income taxes	11.5	11.0	35.0	33.5
Operating income	85.2	61.5	179.2	150.9

Miscellaneous income	6.1	4.2	16.7	12.5
Interest expense	(10.9)	(11.5)	(33.7)	(33.1)
Other expense	(4.8)	(7.3)	(17.0)	(20.6)

Income before taxes	80.4	54.2	162.2	130.3
Provision for income taxes	29.1	19.9	57.9	48.4
Net income	51.3	34.3	104.3	81.9

Preferred stock dividend requirements	0.7	0.7	2.3	2.3
Earnings on common stock	$50.6	$33.6	$102.0	$79.6

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30	December 31
(Millions)	2008	2007

Assets
Cash and cash equivalents	$24.8	$4.1
Accounts receivable, net of reserves of $4.0 and $4.0, respectively	165.8	254.8
Receivables from related parties	6.1	14.6
Accrued unbilled revenues	42.2	72.0
Inventories	141.3	81.4
Assets from risk management activities	11.8	14.2
Regulatory assets	31.6	49.3
Materials and supplies, at average cost	25.9	24.3
Prepaid federal income tax	-	46.5
Prepaid gross receipts tax	28.6	34.9
Other current assets	4.9	7.2
Current assets	483.0	603.3

Property, plant, and equipment, net of accumulated depreciation of $1,106.3 and $1,071.2,
respectively	2,198.8	2,074.9
Regulatory assets	165.5	172.8
Receivables from related parties	47.2	48.2
Other	116.9	118.4
Total assets	$3,011.4	$3,017.6

Liabilities and Shareholders' Equity
Short-term debt	$82.0	$60.7
Accounts payable	138.2	186.0
Payables to related parties	20.4	52.1
Liabilities from risk management activities	9.6	6.0
Regulatory liabilities	10.4	21.9
Other current liabilities	67.6	73.7
Current liabilities	328.2	400.4

Long-term debt to parent	10.1	10.5
Long-term debt	745.7	745.6
Deferred income taxes	172.3	161.4
Deferred investment tax credits	10.9	11.9
Regulatory liabilities	266.7	252.9
Environmental remediation liabilities	66.6	67.5
Pension and postretirement benefit obligations	65.3	68.6
Payables to related parties	18.0	19.2
Other	85.4	81.8
Long-term liabilities	1,441.0	1,419.4

Commitments and contingencies

Preferred stock with no mandatory redemption	51.2	51.2
Common stock equity	1,191.0	1,146.6
Total liabilities and shareholders' equity	$3,011.4	$3,017.6

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)		September 30	December 31
(Millions, except share amounts)		2008	2007

Common stock equity
Common stock, $4 par value, 32,000,000 shares authorized,
23,896,962 shares outstanding		$95.6	$95.6
Premium on capital stock		726.9	713.8
Retained earnings		368.5	337.2
Total common stock equity		1,191.0	1,146.6

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -

Series	Shares Outstanding
5.00%	131,916	13.2	13.2
5.04%	29,983	3.0	3.0
5.08%	49,983	5.0	5.0
6.76%	150,000	15.0	15.0
6.88%	150,000	15.0	15.0
Total preferred stock		51.2	51.2

Long-term debt to parent
Series	Year Due
8.76%	2015	4.1	4.3
7.35%	2016	6.0	6.2
Total long-term debt to parent		10.1	10.5

Long-term debt
First mortgage bonds
Series	Year Due
7.125%	2023	0.1	0.1
Senior notes
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
3.95%	2013	22.0	22.0
4.80%	2013	125.0	125.0
5.65%	2017	125.0	125.0
6.08%	2028	50.0	50.0
5.55%	2036	125.0	125.0
Total first mortgage bonds and senior notes		747.1	747.1
Unamortized discount on long-term debt, net		(1.4)	(1.5)
Total		745.7	745.6
Current portion		-	-
Total long-term debt		745.7	745.6
Total capitalization		$1,998.0	$1,953.9

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(Millions)	2008	2007

Operating Activities
Net income	$104.3	$81.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	73.3	72.7
Refund of non-qualified decommissioning fund	(0.4)	(57.0)
Recovery of MISO Day 2 expenses	14.6	0.9
Recovery of Kewaunee outage expenses	7.6	15.5
Recoveries and refunds of other regulatory assets and liabilities	23.1	24.4
Deferred income taxes and investment tax credit	6.5	16.7
Pension and postretirement expense	4.7	21.5
Pension and postretirement funding	(14.3)	(25.4)
Equity income, net of dividends	(0.1)	(1.9)
Other, net	(4.3)	(4.5)
Changes in -
Customer and other receivables	16.6	(155.2)
Accrued unbilled revenues	29.8	21.3
Inventories	(58.7)	7.9
Prepaid federal income taxes	46.5	31.6
Other current assets	8.4	12.9
Accounts payable	(81.2)	(15.9)
Accrued taxes	5.7	155.3
Other current liabilities	(11.2)	(13.4)
Net cash provided by operating activities	170.9	189.3

Investing Activities
Capital expenditures	(204.2)	(146.2)
Assets transferred to Integrys Business Support, LLC	8.5	-
Restricted cash for repayment of long-term debt	-	22.0
Cash paid for transmission interconnection	(17.4)	(23.9)
Proceeds received from transmission interconnection	99.7	-
Other	3.6	4.3
Net cash used for investing activities	(109.8)	(143.8)

Financing Activities
Short-term debt - net	21.3	41.2
Payments of long-term debt	(0.4)	(22.4)
Dividends to parent	(70.4)	(68.8)
Net equity contributions from parent	10.0	5.0
Preferred stock dividends	(2.3)	(2.3)
Other	1.4	1.4
Net cash used for financing activities	(40.4)	(45.9)
Net change in cash and cash equivalents	20.7	(0.4)
Cash and cash equivalents at beginning of period	4.1	0.8
Cash and cash equivalents at end of period	$24.8	$0.4

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2008

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

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the WPSC Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30
(Millions)	2008	2007
Cash paid for interest	$23.5	$24.8
Cash paid for income taxes	39.9	16.1

Significant construction costs funded through accounts payable and treated as non-cash investing activities were $32.7 million at September 30, 2008, and $29.8 million at September 30, 2007.

NOTE 3--RISK MANAGEMENT ACTIVITIES

The following table shows WPSC's assets and liabilities from risk management activities as of September 30, 2008, and December 31, 2007:

	Assets		Liabilities
(Millions)	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Commodity contracts	$0.3	$1.2	$4.0	$1.6
Financial transmission rights	11.5	13.0	6.1	4.4
Total	$11.8	$14.2	$10.1	$6.0
Balance Sheet Presentation
Current	$11.8	$14.2	$9.6	$6.0
Other long-term	-	-	0.5	-
Total	$11.8	$14.2	$10.1	$6.0

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

(Millions)	September 30, 2008	December 31, 2007
Cash collateral provided to others	$7.3	$6.5
Cash collateral received from others	-	-

Cash collateral provided to others is reflected in accounts receivable on the Condensed Consolidated Balance Sheets.

NOTE 4--GOODWILL AND OTHER INTANGIBLE ASSETS

At September 30, 2008, and December 31, 2007, goodwill recorded by WPSC's natural gas segment was $36.4 million and relates to its 2001 acquisition of Wisconsin Fuel and Light Company.  Goodwill is included in other long-term assets on the Condensed Consolidated Balance Sheets.

NOTE 5--SHORT-TERM DEBT AND LINES OF CREDIT

WPSC's short-term borrowings consist of sales of commercial paper, borrowings under revolving credit facilities, and short-term notes.

(Millions, except percentages)	September 30, 2008	December 31, 2007
Commercial paper outstanding	$72.0	$50.7
Average discount rate on outstanding commercial paper	4.99%	5.65%
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on short-term notes payable	2.44%	5.20%

The commercial paper at September 30, 2008, had various maturity dates ranging from October 7, 2008, to October 16, 2008.

WPSC manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to WPSC's short-term debt and lines of credit.

(Millions)	Maturity	September 30, 2008	December 31, 2007
Credit agreements and revolving notes
Revolving credit facility (1)	06/02/10	$115.0	$115.0
Revolving short-term notes payable (2)	05/01/09	10.0	10.0
Total short-term credit capacity		125.0	125.0

Less:
Letters of credit issued inside credit facilities		3.8	3.8
Loans outstanding under credit agreements		10.0	10.0
Commercial paper outstanding		72.0	50.7
Accrued interest or original discount on outstanding commercial paper		0.1	-
Available capacity under existing agreements		$39.1	$60.5

(1) Provides support for WPSC's commercial paper borrowing program.
(2) Facility is renewed every six months and is used for general corporate purposes.

NOTE 6--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of WPSC through September 30, 2008.  All asset retirement obligations are recorded as other long-term liabilities on the Condensed Consolidated Balance Sheets.

(Millions)
Asset retirement obligations at December 31, 2007	$8.6
Accretion	0.3
Asset retirement obligations at September 30, 2008	$8.9

NOTE 7--INCOME TAXES

WPSC's effective tax rates for the three and nine months ended September 30, 2008, were 36.2% and 35.7%, respectively.  The effective tax rates for the three and nine months ended September 30, 2007, were 36.7% and 37.1%, respectively.  WPSC calculates its provision for income taxes based on an interim effective tax rate that reflects its projected annual effective tax rate.  The effective tax rates for the three and nine months ended September 30, 2008, and 2007, differ from the statutory federal tax rate of 35% primarily due to the quarterly adjustment of the interim effective tax rate to reflect the annual projected effective tax rate, state income taxes, and the impact of certain permanent book to tax return differences.

NOTE 8--COMMITMENTS AND CONTINGENCIES

Commodity Purchase Obligations and Purchase Order Commitments

WPSC routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  WPSC has obligations to sell electricity and natural gas to customers.  WPSC expects to recover costs related to these obligations in future customer rates.

The obligations described below are as of September 30, 2008.

●
WPSC's electric utility segment has obligations related to coal supply and transportation that extend through 2016 and total $622.1 million, obligations of $1.3 billion for either capacity or energy related to purchased power that extend through 2027, and obligations for other commodities totaling $14.3 million, which extend through 2013.

●	WPSC's natural gas utility segment has obligations related to natural gas supply and transportation contracts totaling $493.1 million, some of which extend through 2023.
●	WPSC also has commitments in the form of purchase orders issued to various vendors, which totaled $408.8 million. A significant portion of these commitments relate to large construction projects.

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

Pulliam Air Notice of Violation

In September 2007, a NOV was issued to WPSC by the WDNR alleging various violations of the Pulliam facility's Title V permit, primarily pertaining to certain recordkeeping and monitoring requirements.  WPSC met with the WDNR in November 2007 to discuss and attempt to resolve the matters identified in the NOV, and subsequently submitted additional information pursuant to the WDNR's request.  While not finally confirmed by the WDNR, WPSC understands that this issue is essentially resolved.

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

On April 27, 2007, the Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007 permit language, which was granted by the WDNR.  Both parties subsequently moved for summary judgment.  In a decision issued on November 8, 2007, the administrative law judge granted WPSC's motion for summary judgment in that proceeding, upholding the March 28, 2007 permit language. The Sierra Club filed petitions with the Dane County Circuit Court on April 27, 2007, and November 14, 2007, for judicial review of the Weston 4 air permit and the underlying proceedings before the administrative law judge.  These two judicial review proceedings were consolidated by the court, briefing is completed, and the parties presented oral arguments on November 3, 2008.

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

There is a possibility that an event at the Weston 4 facility may have resulted in a permit limit exceedance for carbon monoxide and sulfur dioxide during startup that may result in an enforcement action by the WDNR.  Corrective actions have been taken and the WDNR has requested additional information prior to determining what enforcement action will be taken.  It is possible that the WDNR will issue a NOV and impose a fine, but the amount cannot be estimated at this time.

Weston Operating Permits

In July 2005 and February 2006, NOVs were issued to WPSC by the WDNR alleging various violations of the operating permit requirements applicable to the then existing Weston facility.  Subsequently, by letter dated April 11, 2007, the WDNR referred the matters set forth in the NOVs to the Wisconsin Attorney General's office.  The referral letter alleged that the Weston facility was not in compliance with thefollowing provisions of the facility's Title V operating permit:  (i) limitations on the sulfur content of the fuel oil stored at the Weston facility; (ii) the carbon monoxide and nitrogen oxide limits for certain of the facility's combustion turbines; (iii) the particulate matter emission limits applicable to the coal handling equipment; (iv) opacity monitoring requirements; and (v) a requirement to conduct an elemental metals analysis.  WPSC has completed corrective measures to address the issues and settled the matter with the Wisconsin Attorney General's office.  The settlement included a penalty of $0.2 million and a commitment to fund $0.3 million of energy efficiency projects.

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

Mercury and Interstate Air Quality Rules

Mercury

In October 2004, the mercury emission control rule became effective in Wisconsin (Chapter NR 446), requiring WPSC to control annual system mercury emissions in phases with the first phase beginning in 2008.  In this phase, the annual mercury emissions are capped at the average annual system mercury emissions for the period 2002 through 2004.  The next phase will run from 2010 through 2014 and require a 40% reduction from average annual 2002 through 2004 mercury input amounts.  After 2015, a 75% reduction is required with a goal of an 80% reduction by 2018.  The current version of Chapter NR 446 applies to all WPSC units except Weston 4.  Weston 4 installed mercury control technology which will achieve a mercury emission rate that meets the permit limit for mercury.

The State of Wisconsin has recently developed a revised draft rule to Chapter NR 446 that requires a 40% reduction from the 2002 through 2004 baseline beginning January 1, 2010, through the end of 2014.  Beginning in 2015, electric generating units above 150 megawatts will be required to reduce emissions by 90%.  Reductions can be phased in and the 90% target can be delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined as the Best Available Control Technology rule.  This rule has been approved by the state Natural Resources Board and is expected to become final in December 2008.  WPSC estimates capital costs of approximately $30 million for phase one, which includes estimates for both wholly owned and jointly owned plants, to achieve the proposed reductions in the State's revised draft rule.  These costs may change based on the requirements of the final rule.  The capital costs are expected to be recovered in future rate cases.  In May 2008, a group of industry stakeholders filed suit, claiming that the WDNR's mercury rulemaking process violates a state statute.  The court ruled against the challenge but a new suit is likely to be filed.

Following the promulgation of a federal mercury control and monitoring rule in 2005 by the EPA, the State of Wisconsin filed suit along with other states in opposition of the rule.  On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the petitioners and vacated the federal rule.  In May 2008, the EPA's appeal of the ruling was denied.  The EPA is reviewing options for a new rulemaking.

Sulfur Dioxide and Nitrogen Oxide

The EPA issued the Clean Air Interstate Rule (formerly known as the Interstate Air Quality Rule), in 2005.  The rule was intended to reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania, and New York.  The Clean Air Interstate Rule required reduction of sulfur dioxide and nitrogen oxide emissions in two phases.  The first phase requiredabout a 50% reduction beginning in 2009 for nitrogen oxide and beginning in 2010 for sulfur dioxide.  The second phase was to begin in 2015 for both pollutants and required about a 65% reduction in emissions.  The rule allowed the State of Wisconsin to either require utilities located in the state to participate in the EPA's interstate cap and trade program or meet the state's emission budget for sulfur dioxide and nitrogen oxide through measures to be determined by the state.  Wisconsin's rule, which incorporates the cap and trade approach, had completed the state legislative review and had been forwarded to the EPA for final review.

On July 11, 2008, the United States Court of Appeals for the District of Columbia issued a decision vacating the Clean Air Interstate Rule and the associated Federal Implementation Plan.  The EPA has requested a rehearing of the decision and is waiting for the court to respond to its request.

Prior to the court's vacatur decision, WPSC was evaluating a number of options, including using the cap and trade program and/or installing controls.  Since the vacatur decision, the value of annual nitrogen oxide emission allowances that were to be utilized in the cap and trade program under the Clean Air Interstate Rule has decreased significantly and trading in annual nitrogen oxide emission allowances has all but ceased.  WPSC does not currently own any annual nitrogen oxide emission allowances, however, at the time of the court decision, WPSC had entered into contracts for the purchase of a small amount of ozone seasonal nitrogen oxide emission allowances in 2009 through 2012 and was in the process of negotiating the purchase of annual nitrogen oxide emission allowances in 2009.  Whether WPSC ultimately acquires any annual nitrogen oxide emission allowances or not, WPSC does not expect any material impact as a result of vacating the Clean Air Interstate Rule with respect to nitrogen oxide emission allowances. The vacatur decision has also affected the status of the Best Available Retrofit Technology rule.  The status of WPSC units under that rule is currently being evaluated. For planning purposes, it is still assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units or the existing units will need to be converted to natural gas by 2015.  The installation of any controls and/or any conversion to natural gas will need to be scheduled as part of WPSC's long-term maintenance plan for its existing units.  As such, controls or conversions may need to take place before 2015.  On a preliminary basis, and assuming controls or conversion are still required, WPSC estimates capital costs of $533 million, which includes estimates for both wholly owned and jointly owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in future rate cases.

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

WPSC estimated the future and remaining undiscounted investigation and cleanup costs for all sites to be $66.6 million as of September 30, 2008.  WPSC may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and the assessment of naturalresource damages.  WPSC expects to recover actual cleanup costs, net of insurance recoveries, in future customer rates and has recorded a net regulatory asset of $66.9 million, net of insurance recoveries received of $17.1 million, related to the recovery of both unrecovered expenditures and estimated future expenditures as of September 30, 2008.  Under current PSCW policies, WPSC will not recover carrying costs associated with the cleanup expenditures.

Greenhouse Gases

There is increasing concern over the issue of climate change and the effect of emissions of greenhouse gases, in particular from the combustion of fossil fuels.  WPSC is evaluating both the technical and cost implications which may result from future state, regional, or federal greenhouse gas regulatory programs. This evaluation indicates that it is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for WPSC and its customers.  The greatest impact is likely to be on fossil fuel-fired generation, with a less significant impact on natural gas storage and distribution operations.  Efforts are underway within the utility industry to find a feasible method for capturing carbon dioxide from pulverized coal-fired units and to develop cleaner ways to burn coal.  The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues.  Based on the complexity and uncertainty of the climate issues, a risk exists that future carbon regulation will increase the cost of electricity produced at coal-fired generation units.  However, WPSC believes the capital expenditures it is making at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures by WPSC will be recoverable in rates.  WPSC will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas regulatory actions.

NOTE 9--GUARANTEES

The following table shows outstanding guarantees at WPSC at September 30, 2008:

		Expiration
(Millions)	Total Amounts Committed at September 30, 2008	Less Than 1 Year	1 to 2 Years
Standby letters of credit (1)	$3.9	$0.1	$3.8
Other guarantees (2)	1.9	-	1.9
Total guarantees	$5.8	$0.1	$5.7

(1)
At WPSC's request, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to WPSC.  These amounts are not reflected on the Condensed Consolidated Balance Sheets.

(2)
Consists of a liability related to WPSC's agreement to indemnify Dominion for certain costs arising from the resolution of design bases documentation issues incurred prior to Kewaunee nuclear power plant's scheduled maintenance period in 2009.  As of September 30, 2008, WPSC had paid $6.9 million to Dominion related to this guarantee, reducing the liability to $1.9 million.

NOTE 10--EMPLOYEE BENEFIT PLANS

The following table shows the components of WPSC's net periodic benefit cost for the three and nine months ended September 30, 2008, and 2007:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$2.7	$4.5	$8.0	$13.6	$1.3	$1.6	$4.1	$4.8
Interest cost	8.8	8.7	26.3	25.6	3.1	3.3	9.3	10.1
Expected return on plan assets	(11.2)	(10.6)	(33.3)	(28.8)	(3.4)	(3.2)	(10.3)	(9.7)
Amortization of transition obligation	-	-	-	-	0.1	0.1	0.2	0.3
Amortization of prior service cost (credit)	1.1	1.1	3.4	3.4	(0.8)	(0.5)	(2.6)	(1.5)
Amortization of net actuarial loss (gain)	0.1	0.5	0.3	2.9	(0.3)	0.3	(0.7)	0.9
Curtailment gain	-	-	-	-	-	(0.1)	-	(0.1)
Net periodic benefit cost	$1.5	$4.2	$4.7	$16.7	$-	$1.5	$-	$4.8

WPSC records transition obligations, prior service costs (credits), and net actuarial losses (gains) that have not yet been recognized as a component of net periodic benefit cost as net regulatory assets, pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the nine months ended September 30, 2008, $14.3 million of contributions were made to the pension benefit plans and no contributions were made to the other postretirement benefit plans.  WPSC does not expect to contribute additional amounts to its pension benefit plans during the remainder of 2008.  WPSC expects to contribute $7.3 million to its other postretirement benefit plans during the remainder of 2008.

NOTE 11--FAIR VALUE

Effective January 1, 2008, WPSC adopted SFAS No. 157, "Fair Value Measurements."  This standard defines fair value and requires enhanced disclosures about assets and liabilities carried at fair value.  As of September 30, 2008, these additional disclosures are required only for financial assets and liabilities measured at fair value and for nonfinancial assets and liabilities measured at fair value on a recurring basis, following the guidance in FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157."

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

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest Level of input that is significant to the fair value measurement.  The following table shows WPSC's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008, categorized by Level within the fair value hierarchy.

(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk management assets	$0.3	$0.1	$11.4	$11.8
Liabilities
Risk management liabilities	3.9	0.1	6.1	10.1

The determination of the fair values above incorporates various factors required under SFAS No. 157.  These factors include not only the credit standing of the counterparties involved, but also the impact of the company's nonperformance risk on its liabilities.

The risk management assets and liabilities listed in the table include NYMEX futures and options, financial contracts used to manage transmission congestion costs in the MISO market, and a small number of natural gas purchase contracts accounted for as derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  NYMEX contracts are valued using the NYMEX end-of-day settlement price, which is a Level 1 input.  Natural gas purchase contracts are valued using prices for similar contracts at the reporting date, which is a Level 2 input.  The valuation for financial transmission rights is derived from historical data from the MISO, which is considered a Level 3 input.  For more information on WPSC's derivative instruments, see Note 3 "Risk Management Activities."

The following table sets forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

(Millions)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Balance at beginning of period	$8.2	$8.6
Net realized gains included in earnings	2.5	9.9
Net unrealized losses recorded as regulatory assets or liabilities	(1.7)	(6.8)
Net purchases and settlements	(3.7)	(6.4)
Balance at September 30, 2008	$5.3	$5.3

Unrealized gains and losses on financial transmission rights are deferred as regulatory assets or liabilities, pursuant to SFAS No. 71.  Therefore, these fair value measurements have no impact on earnings.  Realized gains and losses on financial transmission rights are recorded in purchased power on the Condensed Consolidated Statements of Income.

NOTE 12--MISCELLANEOUS INCOME

WPSC's total miscellaneous income was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2008	2007	2008	2007
Allowance for funds used during construction	$1.9	$0.2	$3.1	$0.7
Weston 4 ATC interconnection agreement	-	1.1	2.5	2.4
Equity earnings on investments	3.9	2.6	9.1	7.7
Other	0.3	0.3	2.0	1.7
Total miscellaneous income	$6.1	$4.2	$16.7	$12.5

NOTE 13--REGULATORY ENVIRONMENT

Wisconsin

2009 Rate Case

On April 1, 2008, WPSC filed a request with the PSCW to increase retail electric and natural gas rates $106.8 million (7.8%) and $11.7 million (2.2%), respectively, effective January 1, 2009.  The request was based on rates in effect at the time of the filing.  The filing also included a request to increase retail electric rates $3.5 million (0.3%) in 2010, as well as a request for authority to file for an adjustment to retail electric rates, effective January 1, 2010, for changes in fuel, purchased power, and related costs.  The proposed retail electric rate increase for 2009 is driven by the completion of the refund to retail electric customers of the non-qualified decommissioning trust fund related to the sale of the Kewaunee nuclear power plant, the cost of operating Weston 4, increased electric transmission costs, and recovery of costs associated with a lightning strike and subsequent outage at Weston 3.  The retail electric rate filing for 2009 did not include recovery of operating and maintenance costs or capital costs associated with the proposed Iowa wind project; however, subsequent approval of the project was received for these costs which increased the rate request for 2009 by $10.4 million (1.1%).  The proposed retail natural gas rate increase was requested primarily because of costs associated with the construction of the natural gas laterals connecting the WPSC natural gas distribution system to the new Guardian II natural gas pipeline.  Hearings were completed in September 2008, and initial and reply briefs were filed in October 2008.  A final rate order is expected in December 2008.

On September 2, 2008, WPSC and the Citizens Utility Board filed an agreement to implement a decoupling mechanism as a four-year pilot program, which would allow WPSC to adjust rates to recover or refund the difference between the actual and authorized delivery charge components of revenue.  The PSCW must approve this agreement before it can be implemented.  The PSCW is expected to address this agreement in the 2009 rate case.

2008 Rate Case

On January 15, 2008, the PSCW issued a final written order for WPSC authorizing a retail electric rate increase of $23.0 million (2.5%), which included recovery of deferred 2005 and 2006 MISO Day 2 costs over a one-year period and increased electric transmission costs.  The new rates became effective January 16, 2008.  On February 11, 2008, WPSC filed an application with the PSCW to adjust its 2008 rates for increased fuel and purchased power costs.  The application requested an increase in retail electric rates due to a delay in the in-service date of the Weston 4 power plant, increased coal and coal transportation costs, and increased natural gas costs.  The PSCW approved an interim annual fuel surcharge increase of $29.7 million on March 20, 2008, and an additional final fuel surcharge increase of $18.3 million, effective July 4, 2008.

On September 30, 2008, the PSCW reopened the 2008 fuel surcharge to review forecasted fuel costs, as WPSC's current and anticipated annual fuel costs are below those projected in the fuel surcharge.  As a result of the lower fuel and purchased power costs, WPSC's rates are now subject to refund, effective September 30, 2008.

2007 Rate Case

On January 11, 2007, the PSCW issued a final written order for WPSC authorizing a retail electric rate increase of $56.7 million (6.6%) and a retail natural gas rate increase of $18.9 million (3.8%), effective January 12, 2007.  The new rates reflect a 10.9% return on common equity.  The PSCW approved a common equity ratio of 57.4% in WPSC's regulatory capital structure.

Weston 3 Outage

On October 6, 2007, Weston 3, a coal-fired generating facility located near Wausau, Wisconsin, sustained damage from a major lightning strike that forced the facility out of service until January 14, 2008.  The damage required the repair of the generator rotor, turbine rotors, and boiler feed pumps.  WPSC incurred $8.9 million of incremental pre-tax non-fuel operating and maintenance expenditures through January 14, 2008, to repair and return Weston 3 to service.  WPSC has insurance in place that covered all non-fuel operating and maintenance expenditures, less a $1.0 million deductible.  WPSC incurred a total of $26.6 million of incremental pre-tax fuel and purchased power costs during the 14-week outage.  WPSC was granted approval from the PSCW to defer the replacement purchased power costs for the Wisconsinretail portion of these costs retroactive to the date of the lightning strike.  Assuming a favorable outcome for the recovery of deferred replacement purchased power costs from customers, WPSC does not expect this incident to have a material impact on earnings.

It is anticipated that WPSC will recover replacement purchased power costs for the Michiganretail portion of these costs through the annual power supply cost recovery mechanism.

Michigan

2007 Rate Case

On December 4, 2007, the MPSC issued a final written order authorizing WPSC a retail electric rate increase of $0.6 million, effective December 5, 2007.  WPSC's last retail electric rate increase in Michigan was in July 2003.  The new rates reflect a 10.6% return on common equity.  The MPSC approved a common equity ratio of 56.4% in WPSC's regulatory capital structure.

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

	Regulated Utilities
Segments of Business (Millions)	Electric Utility (1)	Natural Gas Utility (1)	Total Utility	Other (2)	Reconciling Eliminations	WPSC Consolidated

Three Months Ended
September 30, 2008
Operating revenues	$346.3	$62.9	$409.2	$0.4	$(0.4)	$409.2
Depreciation and amortization expense	20.1	5.3	25.4	0.1	(0.1)	25.4
Miscellaneous income	1.7	0.8	2.5	3.6	-	6.1
Interest expense	7.8	2.7	10.5	0.4	-	10.9
Provision (benefit) for income taxes	30.0	(1.7)	28.3	0.8	-	29.1
Preferred stock dividend requirements	0.6	0.1	0.7	-	-	0.7
Earnings (loss) on common stock	49.8	(1.8)	48.0	2.6	-	50.6

Three Months Ended
September 30, 2007
Operating revenues	$309.3	$56.5	$365.8	$0.4	$(0.4)	$365.8
Depreciation and amortization expense	18.0	5.4	23.4	0.2	(0.1)	23.5
Miscellaneous income	1.9	0.1	2.0	2.2	-	4.2
Interest expense	7.9	3.1	11.0	0.5	-	11.5
Provision (benefit) for income taxes	21.2	(1.1)	20.1	(0.2)	-	19.9
Preferred stock dividend requirements	0.6	0.1	0.7	-	-	0.7
Earnings (loss) on common stock	34.8	(4.5)	30.3	3.3	-	33.6
(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Other column.

	Regulated Utilities
Segments of Business (Millions)	Electric Utility (1)	Natural Gas Utility (1)	Total Utility	Other (2)	Reconciling Eliminations	WPSC Consolidated

Nine Months Ended
September 30, 2008
Operating revenues	$924.7	$387.1	$1,311.8	$1.1	$(1.1)	$1,311.8
Depreciation and amortization expense	57.6	15.7	73.3	0.4	(0.4)	73.3
Miscellaneous income	5.4	1.5	6.9	9.8	-	16.7
Interest expense	23.4	8.5	31.9	1.8	-	33.7
Provision for income taxes	42.8	13.2	56.0	1.9	-	57.9
Preferred stock dividend requirements	1.6	0.7	2.3	-	-	2.3
Earnings on common stock	75.6	19.7	95.3	6.7	-	102.0

Nine Months Ended
September 30, 2007
Operating revenues	$853.7	$325.2	$1,178.9	$1.1	$(1.1)	$1,178.9
Depreciation and amortization expense	55.8	16.8	72.6	0.5	(0.4)	72.7
Miscellaneous income	4.1	0.3	4.4	8.1	-	12.5
Interest expense	22.2	8.7	30.9	2.2	-	33.1
Provision for income taxes	38.1	9.0	47.1	1.3	-	48.4
Preferred stock dividend requirements	1.7	0.6	2.3	-	-	2.3
Earnings on common stock	63.2	11.2	74.4	5.2	-	79.6
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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133." SFAS No. 161 requires enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, as amended, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for WPSC during the quarter ending March 31, 2009.  We are currently evaluating the impact that the adoption of SFAS No. 161 will have on our consolidated financial statements and disclosures.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes and our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Strategic Overview

The focal point of WPSC's business plan is the creation of long-term value for shareholders of Integrys Energy Group and WPSC's customers through growth, operational excellence, customer focus, asset management, risk management, and the continued emphasis on safe and reliable, competitively priced, and environmentally sound energy and energy related services.  A discussion of the essential components of our business strategy is set forth below.

Maintain and Grow a Strong Regulated Utility Base– A strong regulated utility base is important in order to maintain a strong balance sheet, predictable cash flows, a desired risk profile, and quality credit ratings, which are critical to WPSC's success.  WPSC believes the following recent developments have helped, or will help, maintain and grow its regulated utility base:

•
Weston 4, a 500-megawatt coal-fired base-load power plant located near Wausau, Wisconsin, was completed and became operational June 30, 2008.  WPSC holds a 70% ownership interest in the Weston 4 power plant, with Dairyland Power Cooperative owning the remaining 30% interest in the facility.

•	WPSC's agreement to purchase a 99-megawatt wind generation facility to be constructed in Howard County, Iowa.

•
Continued investment in environmental projects to improve air quality and meet the requirements set by environmental regulators.  Capital projects to construct and upgrade equipment to meet or exceed required environmental standards are planned each year.

•	The investment of approximately $85 million to connect WPSC's natural gas distribution system to the Guardian II natural gas pipeline.

•	For more detailed information on WPSC's capital expenditure program, see "Liquidity and Capital Resources, Capital Requirements."

Integrate Resources to Provide Operational Excellence and Customer Focus– WPSC is committed to integrating resources and finding the best, most efficient processes while meeting any and all applicable regulatory and legal requirements.  Through innovative ideas, embracing change, leveraging individual capabilities and expertise and utilizing creative solutions to meet and exceed our customer's expectations, WPSC will contribute value to Integrys Energy Group's shareholders as well as our customers and assist in lowering costs for certain activities.  WPSC believes the following activities have helped, and will continue to help, integrate resources to provide operational excellence and customer focus:

•	Optimally sourcing work and combining resources to achieve best practices in order to achieve operational excellence and sustainable value for customers and shareholders of Integrys Energy Group.

•
Integrys Business Support, LLC, a wholly owned service company of Integrys Energy Group, was formed to achieve a significant portion of the cost synergies anticipated from the merger of Integrys Energy Group and PEC through the consolidation and efficient delivery of various support services, and to provide more consistent and transparent allocation of costs throughout Integrys Energy Group and its subsidiaries.

•
"Competitive Excellence" and project management initiatives are being implemented at WPSC to improve processes, reduce costs, and manage projects within budget and timeline constraints to provide more value to customers.

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

Our risk management strategy, in addition to asset risk management, includes the management of market, credit, and operational risk through the normal course of business.  Forward purchases of electric capacity, energy, natural gas, and other commodities allow for opportunities to secure prices in a volatile energy market.  Oversight of the risk profile related to these instruments is monitored consistent with the company's risk management policy.  We have also implemented formula based market tariffs to manage risk in the wholesale market.

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

•
Managing operations to minimize the impact on the environment.  Our Weston 4 facility, completed in 2008, is one of the most efficient pulverized coal electric generation units in the country with state-of-the-art environmental controls which allow us to reduce the amount of emissions produced for each megawatt-hour of electricity generated.  We also expect to maintain or decrease the amount of greenhouse gases released per megawatt-hour generated, and support research and development initiatives that will enable further progress toward decreasing our carbon footprint.

•	Effectively operating a mixed portfolio of generation assets and investing in new generation, such as Weston 4 and wind projects, ensures continued reliability for our customers.

RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30%			September 30%
(Millions)	2008	2007	Increase	2008	2007	Increase

Earnings on common stock	$50.6	$33.6	50.6%	$102.0	$79.6	28.1%

Third Quarter 2008 Compared with Third Quarter 2007

Earnings on common stock increased $17.0 million quarter-over-quarter, due primarily to the following:

Earnings on common stock from the electric utility segment increased $15.0 million, from earnings of $34.8 million for the quarter ended September 30, 2007, to earnings of $49.8 million for the same quarter of 2008.  The increase in electric utility earnings was driven by:

•
An increase in earnings from the interim fuel surcharges related to actual fuel and purchased power costs that were lower than what was recovered in rates during the third quarter of 2008, as WPSC continued its recovery of higher than expected energy costs experienced in the first quarter of 2008.

•	The 2008 retail electric rate increase, which was effective January 16, 2008.

•
Lower maintenance expense, a reduction in costs incurred to achieve merger synergies, and a decrease in employee benefit costs driven by synergy savings resulting from Integrys Energy Group's merger with PEC.

•
Lower sales volumes for higher-margin residential and commercial and industrial customers due to both colder weather during the 2008 cooling season and customer conservation efforts, higher transmission costs, and an increase in depreciation and amortization expense partially offset the increase in earnings.

The net loss from the natural gas utility segment decreased $2.7 million, from $4.5 million for the quarter ended September 30, 2007, to $1.8 million for the same quarter in 2008. The decrease in the natural gas utility loss was a result of:

•	A decrease in operating and maintenance expense driven by synergy savings resulting from Integrys Energy Group's merger with PEC.

•	An increase in miscellaneous income from allowance for funds used during construction.

•	Lower sales volumes due to customer conservation efforts partially offset the lower net loss.

Nine Months 2008 Compared with Nine Months 2007

Earnings on common stock increased $22.4 million for the nine months ended September 30, 2008, compared with the same period in 2007, due primarily to the following:

Electric utility earnings increased $12.4 million, from earnings of $63.2 million for the nine months ended September 30, 2007, to earnings of $75.6 million for the same period in 2008.  The increase in electric utility earnings was driven by:

•	The 2008 retail electric rate increase, which was effective January 16, 2008.

•	Lower maintenance expense, a reduction in costs to achieve merger synergies, and a decrease in employee benefit costs driven by synergy savings resulting from Integrys Energy Group's merger with PEC.

•
Higher transmission expense, lower sales volumes due to both colder weather during the 2008 cooling season and customer conservation efforts, and higher depreciation and amortization expense partially offset the increase in earnings.

Natural gas utility earnings increased $8.5 million, from earnings of $11.2 million for the nine months ended September 30, 2007, to earnings of $19.7 million for the same period in 2008.  The increase in natural gas utility earnings was a result of:

•	A decrease in operating and maintenance expense resulting from synergies related to Integrys Energy Group's merger with PEC.

•
An increase in natural gas throughput volumes primarily related to colder weather during the nine months ended September 30, 2008, compared to the same period in 2007, partially offset by customer conservation efforts.

Regulated Electric Segment Operations

	Three Months Ended		%	Nine Months Ended		%
(Millions, except heating and cooling	September 30		Increase	September 30		Increase
degree days)	2008	2007	(Decrease)	2008	2007	(Decrease)

Revenue	$346.3	$309.3	12.0%	$924.7	$853.7	8.3%
Fuel and purchased power	152.9	153.7	(0.5)%	454.2	434.0	4.7%
Margin	193.4	155.6	24.3%	470.5	419.7	12.1%

Operating and maintenance expense	76.9	65.5	17.4%	244.7	214.1	14.3%
Depreciation and amortization expense	20.1	18.0	11.7%	57.6	55.8	3.2%
Taxes other than income taxes	9.9	9.5	4.2%	30.2	28.7	5.2%

Operating income	86.5	62.6	38.2%	138.0	121.1	14.0%

Miscellaneous income	1.7	1.9	(10.5)%	5.4	4.1	31.7%
Interest expense	(7.8)	(7.9)	(1.3)%	(23.4)	(22.2)	5.4%
Other expense	(6.1)	(6.0)	1.7%	(18.0)	(18.1)	(0.6)%

Income before taxes	$80.4	$56.6	42.0%	$120.0	$103.0	16.5%

Sales in kilowatt-hours
Residential	728.2	775.8	(6.1)%	2,110.2	2,196.8	(3.9)%
Commercial and industrial	2,092.3	2,139.3	(2.2)%	6,105.6	6,132.8	(0.4)%
Wholesale	1,285.9	973.0	32.2%	3,452.7	2,787.7	23.9%
Other	7.8	8.3	(6.0)%	26.3	25.9	1.5%
Total sales in kilowatt-hours	4,114.2	3,896.4	5.6%	11,694.8	11,143.2	5.0%

Weather
Heating degree days	161	174	(7.5)%	5,036	4,576	10.1%
Cooling degree days	356	395	(9.9)%	460	599	(23.2)%

Third Quarter 2008 Compared with Third Quarter 2007

Revenue

Regulated electric revenue increased $37.0 million, primarily due to:

•
A final rate order issued by the PSCW effective January 16, 2008, that allowed for a $23.0 million (2.5%) retail electric rate increase.  Per the PSCW's order approving the Integrys Energy Group merger with PEC, WPSC was not permitted to increase its base rates for natural gas or electric service prior to January 1, 2009.  However, WPSC was allowed to adjust rates for changes in purchased power costs as well as fuel costs related to electric generation due to changes in NYMEX natural gas futures prices, delivered coal prices, and transmission costs.  The increase also included recovery of deferred 2005 and 2006 MISO Day 2 costs over a one-year period.

•
An interim fuel surcharge approved by the PSCW for WPSC's retail electric customers effective on March 22, 2008, related to higher fuel and purchased power costs.  Contributing factors in the rate change, approved by the PSCW on July 4, 2008, were increased purchased power costs due to lower-than-expected generation from the new Weston 4 power plant during the initial start-up phases, increased coal and coal transportation costs, and increased natural gas costs.

•
A 5.6% increase in sales volumes, including a 32.2% increase in volumes sold to lower margin wholesale customers, partially offset by a 6.1% and 2.2% decrease in sales volumes, respectively, to higher-margin residential and commercial and industrial customers.

-
The increase in sales volumes to wholesale customers was driven by higher contracted sales volumes to a large wholesale customer quarter-over-quarter.  Opportunity sales volumes also increased as WPSC had more low-cost generation with Weston 4 generating power for most of the 2008 third quarter.

-
The decrease in sales volumes to residential and commercial and industrial customers was driven by colder weather during the 2008 cooling season as well as energy conservation, driven by high energy prices and a general slowdown in the economy.

Margin

The regulated electric margin increased $37.8 million, driven by:

•
A $13.5 million partial refund to Wisconsin retail customers in the third quarter of 2007 for their portion of proceeds from the liquidation of the Kewaunee nonqualified decommissioning trust fund.  Pursuant to regulatory accounting, the decrease in the 2007 margin related to the refund was offset by a corresponding decrease in operating and maintenance expenses and, therefore, did not have an impact on earnings.  WPSC completed the refund of proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to Wisconsin retail customers in 2007.

•
An approximate $18 million increase in margin quarter-over-quarter driven by fuel and purchased power costs that were approximately $14 million lower than what was recovered in rates during the quarter ended September 30, 2008, compared with fuel and purchased power costs that were approximately $4 million higher than what was recovered in rates during the same quarter in 2007.  As a result of approximately $23 million of under-recovered energy costs in the first quarter of 2008, the PSCW approved an interim rate surcharge effective March 22, 2008, and subsequently approved a higher final surcharge effective July 4, 2008.  In the third quarter of 2008, the surcharge allowed WPSC to recover approximately $14 million of the $23 million of under-recovered fuel and purchased power costs.  This was in addition to approximately $7 million of fuel and purchased power costs recovered in the second quarter of 2008.  At September 30, 2008, approximately $21 million of the total $23 million of under-recovered fuel costs were recovered.  On September 30, 2008, the PSCW reopened the 2008 fuel surcharge to review forecasted fuel costs, as WPSC's current and anticipated annual fuel costs are below those projected in the fuel surcharge.  As a result of the lower fuel and purchased power costs, WPSC's rates are now subject to refund, effective September 30, 2008.

•	The effect of the 2008 retail electric rate increase that was effective January 16, 2008.

•
The increase in margin was partially offset by unfavorable weather during the cooling season, which drove an approximate $3 million quarter-over-quarter decrease in margin.  In addition, customer conservation efforts drove an approximate $3 million quarter-over-quarter decrease in margin.

Operating Income

Operating income increased $23.9 million, driven by the $37.8 million increase in regulated electric margin, partially offset by a $13.9 million increase in operating expenses.

The increase in operating expenses was a result of:

•
An increase of $13.5 million quarter-over-quarter related to the partial amortization in the third quarter of 2007 of the regulatory liability previously recorded for WPSC's obligation to refund proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to Wisconsin retail electric ratepayers.

•	An increase in regulated electric transmission expenses of $4.7 million, primarily related to higher rates charged by MISO and ATC due to additional transmission investment.

•	An increase in depreciation and amortization expense of $2.1 million, related to Weston 4 being placed in service for accounting purposes in April 2008.

The increase in operating expenses was offset by:

•
A decrease in maintenance expenses of $1.9 million, primarily due to major planned outages at the Weston 3 generation station, the De Pere Energy Center, and the Pulliam generation plant in the third quarter of 2007, compared with fewer plant outages in the same period of 2008.

•
A decrease in external costs to achieve merger synergies of $2.8 million related to Integrys Energy Group's merger with PEC, from $3.7 million during the quarter ended September 30, 2007, to $0.9 million during the same quarter in 2008.  The decrease is a result of the majority of the integration work being completed in 2007.

• A decrease in employee benefit costs, driven by plan design changes and synergy savings related to Integrys Energy Group's merger with PEC.

Nine Months 2008 Compared with Nine Months 2007

Revenue

Regulated electric revenue increased $71.0 million, driven by:

•
A final rate order by the PSCW, effective January 16, 2008, that allowed for a $23.0 million (2.5%) retail electric rate increase as well as the full benefit of the 2007 retail electric rate increase effective January 12, 2007.

•
An interim fuel surcharge approved by the PSCW for retail electric customers effective March 22, 2008, related to higher fuel and purchased power costs.  This surcharge obtained final approval from the PSCW on July 4, 2008.

•
A 5.0% increase in electric sales volumes, including a 23.9% increase in volumes sold to lower margin wholesale customers, partially offset by a 3.9% decrease in sales volumes to higher margin residential customers.  The increase in sales volumes to wholesale customers was driven by higher contracted sales volumes to a large wholesale customer period-over-period.  An increase in opportunity sales also contributed to the increase in wholesale volumes as WPSC had more low-cost generation with Weston 4 generating power for most of the 2008 second and third quarters combined with available capacity from lower sales volumes to residential customers.  The decrease in sales volumes to residential customers was driven by colder weather during the cooling season, as well as energy conservation, driven by high energy prices and a general slowdown in the economy.

Margin

The regulated electric margin increased $50.8 million, driven by:

•	The effect of the retail electric rate increases discussed above.

•
A $40.5 million partial refund to Wisconsin retail customers during the nine months ended September 30, 2007, of their portion of proceeds from the liquidation of the Kewaunee nonqualified decommissioning trust fund.  Pursuant to regulatory accounting, the decrease in the 2007 margin related to the refund was offset by a corresponding decrease in operating and maintenance expenses and, therefore, did not have an impact on earnings.

•	The increase in the margin was partially offset by an approximate $6 million decrease in margin due to lower residential sales volumes.

Operating Income

Operating income increased $16.9 million, driven by the $50.8 million increase in regulated electric margin, partially offset by a $33.9 million increase in operating expenses.

The increase in operating expenses related to the following:

•
A $40.5 million period-over-period increase related to the partial amortization in 2007 of the regulatory liability previously recorded for WPSC's obligation to refund proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to Wisconsin retail electric ratepayers.

•	A $9.8 million increase in regulated electric transmission expenses related to higher rates charged by MISO and ATC.

•
A $1.8 million increase in depreciation and amortization expense, primarily related to Weston 4 being placed in service for accounting purposes in April 2008, partially offset by a decrease in depreciation related to assets transferred to Integrys Business Support, LLC.

• A $1.5 million increase in taxes other than income taxes, driven by an increase in gross receipts taxes related to higher revenues period-over-period.

The increase in operating expense was partially offset by:

•
A $12.0 million decrease in electric maintenance expenses, primarily due to major planned outages at the Weston 2 and Weston 3 generation stations, the De Pere Energy Center, and the Pulliam generation station in 2007, compared with fewer plant outages in 2008.

•
A decrease in external costs to achieve merger synergies of $4.7 million related to Integrys Energy Group's merger with PEC, from $9.0 million in the nine months ended September 30, 2007, to $4.3 million in the same period of 2008.  This decrease occurred primarily because all external costs to achieve merger synergies incurred from July 2006 through March 2007 were reallocated in 2007 from Integrys Energy Group to the other reportable segments, including WPSC's regulated electric segment.  These reportable segments are the beneficiaries of the synergy savings resulting from the costs to achieve.  In addition, a majority of the integration work was completed in 2007.

• A decrease in employee benefit costs driven by plan design changes and synergy savings related to Integrys Energy Group's merger with PEC.

Regulated Natural Gas Utility Segment Operations

	Three Months			Nine Months
	Ended		%	Ended		%
	September 30		Increase	September 30		Increase
(Millions, except heating degree days)	2008	2007	(Decrease)	2008	2007	(Decrease)

Revenues	$62.9	$56.5	11.3%	$387.1	$325.2	19.0%
Natural gas purchase costs	42.1	34.6	21.7%	276.7	221.0	25.2%
Margins	20.8	21.9	(5.0)%	110.4	104.2	6.0%

Operating and maintenance expense	15.5	17.4	(10.9)%	49.4	53.3	(7.3)%
Depreciation and amortization expense	5.3	5.4	(1.9)%	15.7	16.8	(6.5)%
Taxes other than income taxes	1.5	1.6	(6.3)%	4.7	4.9	(4.1)%

Operating income (loss)	(1.5)	(2.5)	(40.0)%	40.6	29.2	39.0%

Miscellaneous income	0.8	0.1	700.0%	1.5	0.3	400.0%
Interest expense	(2.7)	(3.1)	(12.9)%	(8.5)	(8.7)	(2.3)%
Other expense	(1.9)	(3.0)	(36.7)%	(7.0)	(8.4)	(16.7)%

Income (loss) before taxes	$(3.4)	$(5.5)	(38.2)%	$33.6	$20.8	61.5%

Throughput in therms
Residential	15.5	16.8	(7.7)%	170.8	162.1	5.4%
Commercial and industrial	11.9	12.0	(0.8)%	99.7	91.7	8.7%
Interruptible	3.6	5.3	(32.1)%	17.1	16.0	6.9%
Interdepartmental	5.8	17.3	(66.5)%	24.1	32.1	(24.9)%
Transport	67.6	68.4	(1.2)%	259.1	251.3	3.1%
Total sales in therms	104.4	119.8	(12.9)%	570.8	553.2	3.2%

Weather
Heating degree days	161	174	(7.5)%	5,036	4,576	10.1%

Third Quarter 2008 Compared with Third Quarter 2007

Revenue

Natural gas utility revenue increased $6.4 million, resulting primarily from:

•
An approximate 70% increase in the per-unit cost of natural gas in the third quarter of 2008, compared with the same quarter in 2007.  Increases in natural gas commodity costs are passed directly through to customers in rates.

•
The increase in natural gas utility revenue was partially offset by a 12.9% decrease in natural gas throughput volumes.  The decrease in natural gas throughput volumes was due primarily to a 66.5% decrease in volumes sold to the electric utility segment, a 32.1% decrease in interruptible volumes, and a 7.7% decrease in residential volumes.

-
The decrease in natural gas volumes sold to the electric utility segment was driven by a decrease in the need for the electric utility to run its peaking generation units as a result of colder weather during the cooling season.  Also, power was provided within the electric utility segment by Weston 4 generating power during the third quarter of 2008.

	-	The decrease in interruptible volumes is also a result of colder weather during the cooling season; however, the impact on revenue is minimal due to these customers being lower-margin.

-
The decrease in sales volumes to higher-margin residential customers was driven by energy conservation efforts by customers and a larger number of customer disconnections quarter-over-quarter, which resulted from high energy prices and a general slowdown in the economy.

Margin

The regulated natural gas utility margin decreased $1.1 million quarter-over-quarter, driven by the decrease in throughput volumes to higher-margin residential customers, which had an approximate $1 million negative quarter-over-quarter impact on margin.

Operating Income (Loss)

The operating loss decreased $1.0 million quarter-over-quarter, driven by a $1.9 million decrease in regulated natural gas operating and maintenance expenses, partially offset by the $1.1 million decrease in regulated natural gas margin.  The decrease in operating and maintenance expense was driven by a decrease in customer service and employee benefit costs, resulting primarily from plan design changes and synergies related to Integrys Energy Group's merger with PEC.

Other Expense

Other expense at the regulated natural gas utility decreased $1.1 million, driven by a $0.7 million increase in miscellaneous income related to an increase in the allowance for funds used during construction for the natural gas laterals that will connect to the Guardian II pipeline.

Nine Months 2008 Compared with Nine Months 2007

Revenue

Natural gas utility revenue increased $61.9 million, driven by:

•	An approximate 21% increase in the per-unit cost of natural gas during the nine months ended September 30, 2008, compared with the same period in 2007.

•
A 3.2% increase in natural gas throughput volumes, resulting from a 5.4% increase in residential volumes and an 8.7% increase in commercial and industrial volumes.  The increase in sales volumes to residential and commercial and industrial customers was driven by colder weather during the 2008 heating season, evidenced by a 10.1% increase in heating degree days for the nine months ended September 30, 2008, as compared with the same period in 2007.

•
Receiving the benefit of the 2007 retail natural gas rate increase for the entire nine months ended September 30, 2008, whereas the rate increase did not benefit 2007 natural gas utility results until its January 12, 2007 effective date.

Margin

The regulated natural gas utility margin increased $6.2 million, driven by:

•
An approximate $5 million impact from colder period-over-period weather as indicated by the 3.2% period-over-period increase in natural gas throughput volumes to higher margin residential and commercial and industrial customers, partially offset by energy conservation efforts by natural gas customers.

•
An approximate $1 million impact from WPSC receiving the benefit of its 2007 retail natural gas rate increase for the entire nine months ended September 30, 2008, whereas this rate increase did not benefit 2007 natural gas utility results until its January 12, 2007, effective date.

Operating Income

Operating income increased $11.4 million, driven by the $6.2 million increase in regulated natural gas margin and a $3.9 million decrease in regulated natural gas operating and maintenance expense.  The decrease in operating and maintenance expense was due primarily to a decrease in customer service costs and employee benefit costs, resulting primarily from plan design changes and synergies related to Integrys Energy Group's merger with PEC.

Other Expense

Other expense at the regulated natural gas utility decreased $1.4 million, driven by a $1.2 million increase in miscellaneous income period-over-period, which resulted primarily from an increase in the allowance for funds used during construction for natural gas laterals that will connect to the Guardian II pipeline.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Effective Tax Rate	36.2%	36.7%	35.7%	37.1%

Third Quarter 2008 Compared with Third Quarter 2007

Quarter-over-quarter changes in the effective tax rate occur primarily as a result of adjustments required by generally accepted accounting principles to ensure our year-to-date interim effective tax rate reflects our projected annual effective tax rate.

Nine Months 2008 Compared with Nine Months 2007

Our interim effective tax rate reflects our projected annual effective tax rate.  The decrease in the effective tax rate is primarily due to the impact of certain permanent book to tax return differences.

LIQUIDITY AND CAPITAL RESOURCES

WPSC believes that its cash balances, liquid assets, operating cash flows, and available borrowing capacity provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects.  However, WPSC's operating cash flow and access to capital markets can be impacted by macroeconomic factors outside its control.  In addition, WPSC's borrowing costs can be impacted by its short-term and long-term debt ratings assigned by independent credit rating agencies.  Currently, WPSC believes these ratings continue to be among the best in the energy industry.

Operating Cash Flows

During the nine months ended September 30, 2008, net cash provided by operating activities was $170.9 million, compared with $189.3 million for the same period in 2007.  The $18.4 million period-over-period decrease in net cash provided by operating activities was driven by:

•
A $66.6 million increase in cash used to purchase natural gas inventories due to an increase in natural gas prices during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.

•
The decrease in cash provided by operating activities was partially offset by a $56.6 million increase in net cash related to the partial refund of proceeds WPSC received from the liquidation of the nonqualified decommissioning trust fund to Wisconsin retail electric customers during the nine months ended September 30, 2007.

Investing Cash Flows

Net cash used for investing activities was $109.8 million during the nine months ended September 30, 2008, compared with $143.8 million for the same period in 2007.  The $34.0 million period-over-period decrease in cash used for investing activities was primarily driven by:

•
The reimbursement of $99.7 million from ATC related to WPSC's construction of the transmission facilities required to support Weston 4, as well as $8.5 million in proceeds received from the transfer of assets from WPSC to Integrys Business Support in the first quarter of 2008.

•
The decrease in cash used for investing activities was partially offset by an increase in cash used for capital expenditures of $58.0 million (discussed below), as well as the liquidation of $22.0 million of restricted funds withdrawn from an escrow account, which were used for the payment of the outstanding principal balance of first mortgage bonds in the first quarter of 2007.

Capital Expenditures

Capital expenditures by business segment for the nine months ended September 30 were:

Reportable Segment (millions)	2008	2007	Increase
Electric utility	$131.0	$125.2	$5.8
Natural gas utility	73.2	21.0	52.2
WPSC consolidated	$204.2	$146.2	$58.0

The increase in capital expenditures at the electric utility for the nine months ended September 30, 2008, compared with the same period in 2007, was primarily due to an increase in costs related to wind generation projects.  The increase in capital expenditures at the natural gas utility segment for the nine months ended September 30, 2008, compared with the same period in 2007, was mainly due to construction of a natural gas lateral infrastructure that will connect WPSC's natural gas distribution system to the Guardian II natural gas pipeline.

Financing Cash Flows

Net cash used for financing activities was $40.4 million during the nine months ended September 30, 2008, compared with $45.9 million for the same period in 2007.  The $5.5 million period-over-period decrease in cash used for financing activities was primarily driven by a $5.0 million increase in equity contributions received from Integrys Energy Group.  Equity contributions are necessary in order for WPSC to comply with its allowed capital structure, which is determined by the PSCW.

Significant Financing Activities

WPSC had outstanding commercial paper borrowings of $72.0 million and $79.2 million at September 30, 2008, and 2007, respectively.  WPSC had other outstanding short-term debt of $10.0 million at September 30, 2008, and 2007.

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

We believe these ratings continue to be among the best in the energy industry and allow us to access the commercial paper and long-term debt markets.  Credit ratings are not recommendations to buy and are subject to change, and each rating should be evaluated independently of any other rating.  None of WPSC's credit ratings, except the senior secured debt rating, changed since WPSC filed its 2007 Annual Report on Form 10-K.

On March 13, 2008, Standard and Poor's raised the senior secured debt rating for WPSC one notch from A to A+.  The new rating was a result of a review and changes made to the collateral coverage requirements Standard and Poor's uses when assigning recovery ratings to United States Utility First Mortgage Bonds.

Future Capital Requirements and Resources

Contractual Obligations

The following table summarizes the contractual obligations of WPSC, including its subsidiary, as of September 30, 2008.

		Payments Due By Period
(Millions)	Total Amounts Committed	2008	2009-2010	2011 - 2012	2013 and Thereafter

Long-term debt principal and interest payments(1)	$1,166.6	$10.1	$80.8	$371.6	$704.1
Operating lease obligations	12.3	1.2	6.6	3.1	1.4
Commodity purchase obligations(2)	2,464.5	118.7	847.4	555.9	942.5
Purchase orders(3)	408.8	400.4	8.4	-	-
Minimum pension funding	182.3	-	9.8	8.7	163.8
Total contractual cash obligations	$4,234.5	$530.4	$953.0	$939.3	$1,811.8

(1)	Represents bonds and notes issued by WPSC. WPSC records all principal obligations on the balance sheet.
(2)	The costs of commodity purchase obligations are expected to be recovered in future customer rates.
(3)	Includes obligations related to normal business operations and large construction obligations.

The table above does not reflect payments related to the manufactured gas plant remediation liability of $66.6 million at September 30, 2008, as the amount and timing of payments are uncertain.  See Note 8, "Commitments and Contingencies."  Also, the table does not reflect any payments for the September 30, 2008, liability for uncertain tax positions.  See Note 7, "Income Taxes."

Capital Requirements

Estimated construction expenditures for WPSC for the three-year period 2008 through 2010 are listed below.  Although not anticipated, WPSC would be able to postpone certain construction expenditures based on credit market and economic conditions.

(Millions)
Wind generation projects	$259.5
Electric and natural gas distribution projects	169.0
Environmental projects	140.2
Natural gas laterals to connect to Guardian II pipeline	77.9
Weston 4 *	36.0
Other projects	173.9
Total capital expenditures	$856.5

*
As of September 30, 2008, WPSC incurred a total cost of approximately $538 million related to its ownership interest in the project.  WPSC incurred a total cost of $99.7 million related to the construction of the transmission facilities required to support Weston 4, and received reimbursement for these costs from ATC in April 2008.  The Weston 4 power plant became commercially operational in June 2008.

Capital Resources

As of September 30, 2008, WPSC was in compliance with all of the covenants under its lines of credit and other debt obligations.

For the period 2008 through 2010, WPSC plans to use internally generated funds and debt and equity financings to fund capital requirements.  Management believes WPSC has adequate financial flexibility and resources to meet its future needs.

In May 2008, WPSC filed a shelf registration statement which was declared effective by the SEC in July 2008.  Under this Form S-3, WPSC may issue up to $250 million of senior debt securities within the next three years with amounts, prices, and terms to be determined at the time of future offerings.

See Note 5, "Short-Term Debt and Lines of Credit," for more information on WPSC's credit facilities and other short-term credit agreements.

Other Future Considerations

Impact of Financial Market Turmoil

As widely reported, the financial markets and overall economies in the United States and abroad are currently undergoing a period of significant uncertainty and volatility.  As a result of recent events, WPSC's management has placed increased emphasis on monitoring the risks associated with the current credit market environment.  While the impact of continued market volatility and the extent and impacts of any economic downturn cannot be predicted, management currently believes that WPSC has sufficient operating flexibility and access to funding sources to maintain adequate amounts of liquidity.

The recent volatility in global capital markets has led to a reduction in the current value of long-term investments held in WPSC's pension and other postretirement benefit plan trusts.  The recent decline in asset value of the plans, if it continues for any length of time, could result in higher pension and other postretirement benefit expenses, and additional future funding requirements.

Regulatory Matters and Rate Trends

To mitigate the volatility of natural gas prices, electric fuel generation, and purchased power costs in 2008 and beyond, WPSC is employing risk management techniques pursuant to its PSCW-approved Risk Plan and Policy, including the use of derivative instruments such as futures and options.

On February 1, 2007, the five utilities subject to the current Wisconsin fuel rules filed proposed changes to the fuel rules with the PSCW.  The primary proposed change was to implement a 1% "dead band" to limit a utility's annual exposure or opportunity to a maximum of 1% of fuel costs.  The proposed "dead band" differs from the current trigger mechanism in that it would allow a utility to recover or refund all fuel costs outside of the band, rather than only those costs after the trigger date.  A proposed rule for PSCW Chapter 116, "Cost of Fuel," was issued by the Commission on July 3, 2008, incorporating many of the components of the utilities' proposal, with a 2% bandwidth as opposed to the 1% bandwidth recommended by the utilities.  WPSC filed comments on the proposed fuel rules, continuing to support a true "dead band" of 1%.  The PSCW will need to agree on a proposed rule that will then be forwarded to the legislature for review and promulgation.

In the current political, economic, and regulatory environment, the focus on energy efficiency can lead to the implementation of decoupling mechanisms.  In the current WPSC rate case, WPSC and the Wisconsin Citizens Utility Board have filed an agreement to implement decoupling for natural gas and electric sales, along with several energy efficiency initiatives.  The PSCW must approve this agreement before it can be implemented.  Under decoupling, WPSC would be allowed to adjust rates to recover or refund the difference between the actual and authorized delivery charge components of revenue.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

WPSC has exposure to variable interest rates.  Based on the variable rate debt of WPSC outstanding at September 30, 2008, a hypothetical increase in market interest rates of 100 basis points in 2008 would increase annual interest expense by $0.8 million.  Comparatively, based on the variable rate debt outstanding at September 30, 2007, an increase in interest rates of 100 basis points would have increased interest expense in 2007 by $0.9 million.  This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.  In the event of a significant change in interest rates, management would take action to mitigate WPSC's exposure to the change.

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

Changes in Internal Controls

There were no changes in the WPSC internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Wisconsin Public Service Corporation

Date: November 5, 2008	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008
Exhibit No.	Description

12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

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