Form 10-K
period 2008-12-31
WISCONSIN PUBLIC SERVICE CORP
filed 2009-02-26
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

None

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock, Cumulative, $100 par value

5.00% Series 5.04% Series	5.08% Series 6.76% Series	6.88% Series

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

$0 as of June 30, 2008

Number of shares outstanding of each class of common stock, as of February 25, 2009

Common Stock, $4 par value, 23,896,962 shares. Integrys Energy Group, Inc. is the sole holder of Wisconsin Public Service Corporation Common Stock.

DOCUMENT INCORPORATED BY REFERENCE

Definitive proxy statement for the Integrys Energy Group, Inc. Annual Meeting of Shareholders to be held on May 13, 2009 is incorporated by reference into Part III.

WISCONSIN PUBLIC SERVICE CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2008

PART II			16

ITEM 5.	MARKET FOR WPS'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES		16

ITEM 6.	SELECTED FINANCIAL DATA		17

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS		18

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK		40

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		42

	A.	Management Report on Internal Control over Financial Reporting	42
	B.	Report of Independent Registered Public Accounting Firm	43
	C.	Consolidated Statements of Income	45

i

Acronyms Used in this Annual Report on Form 10-K

AFUDC	Allowance For Funds Used During Construction
ATC	American Transmission Company LLC
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	United States Generally Accepted Accounting Principles
IBS	Integrys Business Support, LLC
IRS	United States Internal Revenue Service
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Michigan Public Service Commission
MPUC N/A	Minnesota Public Utility Commission Not Applicable
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PGL	The Peoples Gas Light and Coke Company
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
WDNR	Wisconsin Department of Natural Resources
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

Forward-Looking Statements

In this report, WPS and its subsidiary make statements concerning expectations, beliefs, plans, objectives, goals, strategies, and future events or performance.  Such statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are subject to assumptions and uncertainties; therefore, actual results may differ materially from those expressed or implied by such forward-looking statements.  Although WPS and its subsidiary believe that these forward-looking statements and the underlying assumptions are reasonable, they cannot provide assurance that such statements will prove correct.

Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, regulatory matters, fuel costs, sources of electric energy supply, coal and natural gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources, trends, estimates, completion of construction projects, and other matters.

Forward-looking statements involve a number of risks and uncertainties.  Some risk factors that could cause results to differ from any forward-looking statement include those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2008.  Other factors include:

●	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting WPS;
●
The impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric and natural gas utility industries and possible future initiatives to address concerns about global climate change, changes in environmental, tax, and other laws and regulations to which WPS and its subsidiary are subject, as well as changes in the application of existing laws and regulations;

●
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup and the contested case proceeding regarding the Weston 4 air permit;

●	The impacts of changing financial market conditions, credit ratings, and interest rates on the liquidity and financing efforts of WPS and its subsidiary;
●	The risks associated with changing commodity prices (particularly natural gas and electricity) and the available sources of fuel and purchased power, including their impact on margins;
●	Resolution of audits or other tax disputes with the IRS, Wisconsin Department of Revenue, Michigan Department of Treasury, or other taxing authorities;
●	The effects, extent, and timing of additional competition or regulation in the markets in which WPS and its subsidiary operate;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political and legal developments, as well as economic conditions and the related impact on customer demand;
●	Potential business strategies, including acquisitions, and construction or disposition of assets or businesses, which cannot be assured to be completed timely or within budgets;
●	The risks associated with the inability of WPS's and its subsidiary's counterparties and customers to meet their obligations;
●	The direct or indirect effects of terrorist incidents, natural disasters, or responses to such events;
●	The effectiveness of risk management strategies and the use of financial and derivative instruments;
●
Weather and other natural phenomena, in particular the effect of weather on natural gas and electricity sales after certain limits have been exceeded under the decoupling mechanisms at WPS starting January 1, 2009;

●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by WPS and/or Integrys Energy Group from time to time with the SEC.

Except to the extent required by the federal securities laws, WPS and its subsidiary undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

A.  GENERAL

For purposes of this Annual Report on Form 10-K, unless the context otherwise indicates, when we refer to "us," "we," "our" or "ours," we are referring to WPS.  References to "Notes" are to the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

WPS, a Wisconsin corporation, began operations in 1883.  WPS is a regulated electric and natural gas utility serving an approximate 11,000 square mile service territory in northeastern Wisconsin and an adjacent portion of Michigan's Upper Peninsula.  Wholesale electric service is provided to various customers, including municipal utilities, electric cooperatives, energy marketers, other investor-owned utilities, and municipal joint action agencies.  In 2008, electric revenues accounted for 69.1% of total WPS revenues, while natural gas revenues accounted for 30.9% of total WPS revenues.

WPS is a wholly owned subsidiary of Integrys Energy Group, Inc.

For more information regarding revenues, earnings on common stock, and total assets for regulated electric and natural gas operations, see Note 22, "Segments of Business."

B.  REGULATED ELECTRIC UTILITY OPERATIONS

WPS's regulated electric utility operations generate and distribute electric energy mainly to northeastern Wisconsin and a small portion of Michigan's Upper Peninsula.  WPS is a member of MISO, a FERC-approved, independent, non-profit organization, which operates a financial and physical electric wholesale market in the Midwest.  WPS offers its generation and bids its customer load into the MISO market.  MISO evaluates WPS's and other market participants' energy injections into, and withdrawals from, the system to economically dispatch the MISO system.  MISO settles the participants' offers and bids based on locational marginal prices, which are market-driven values based on the specific time and location of the purchase and/or sale of energy.

Regulated Electric Utility Segment Operating Statistics
	2008	2007	2006
Operating revenues (Millions)
Residential	$350.3	$340.8	$315.2
Commercial and industrial	595.2	554.3	500.7
Wholesale and other	263.4	230.1	174.7
Total	$1,208.9	$1,125.2	$990.6
Kilowatt-hour sales (Millions)
Residential	2,794.8	2,895.7	2,871.1
Commercial and industrial	8,060.4	8,173.4	8,125.1
Wholesale and other	4,565.8	3,730.5	3,733.3
Total	15,421.0	14,799.6	14,729.5
Customers served (Approximate, end of period)
Residential	380,300	378,300	374,900
Commercial and industrial	54,600	54,000	53,500
Wholesale and other	600	700	600
Total	435,500	433,000	429,000

In 2008, WPS reached a firm net design peak of 2,171 megawatts on July 15.  As a result of continually reaching demand peaks in the summer months, primarily due to air conditioning load, the summer period is the most relevant for WPS's regulated electric utility capacity.  The PSCW requires WPS to maintain a planning reserve margin above its projected annual peak demand forecast to help ensure reliability of electric service to its customers.  In October 2008, the PSCW issued a written order to lower the reserve margin requirement from 18.0% to 14.5% for long-term planning (planning years two through ten).  The PSCW also determined that the short-term (planning year one) planning reserve margin for Wisconsin utilities will follow the planning reserve margin established by MISO under Module E of its Open Access Transmission and Energy Markets Tariff.  The MPSC has not established minimum guidelines for future supply reserves.

WPS had adequate capacity to meet all firm electric load obligations during 2008 and expects to have adequate capacity to meet all obligations during 2009.

Facilities

For a complete listing of WPS's electric utility facilities, see Item 2, "Properties," in this Annual Report on Form 10-K.  For information on WPS's electric utility plant asset book value, see Note 3, "Property, Plant, and Equipment."

Electric Supply

Electric Supply Mix

The sources of WPS's electric supply were as follows:

Energy Source	2008		2007
Company-owned generating plants
Coal	60.4%		52.4%
Natural gas and fuel oil	1.2%		2.2%
Hydroelectric	1.2%		1.3%
Wind	0.1%		0.1%
Total company-owned generating plants		62.9%		56.0%
Purchased power
Nuclear (Kewaunee Power Station)	16.8%		19.3%
Natural gas (Fox Energy Center, LLC and Combined Locks Energy Center, LLC)	4.4%		3.4%
Hydroelectric	2.3%		2.4%
Other (including MISO)	13.6%		18.9%
Total purchased power		37.1%		44.0%

Fuel Costs

The cost of fuel per generation of one million British thermal units (Btus) was as follows:

Fuel Type	2008	2007
Coal	$1.78	$1.47
Natural gas	9.74	7.36
Fuel oil	15.21	13.95

Coal Supply

Coal is the primary fuel source for WPS's electric generation facilities, the majority of which is purchased from the Powder River Basin mines located in Wyoming.  This low sulfur coal has been WPS's lowest cost coal source from any of the subbituminous coal-producing regions in the United States.  WPS's fuel portfolio strategy is to maintain a 25- to 40-day supply of coal at each plant site.

Historically, WPS has purchased coal directly from the producer for its wholly owned plants.  Wisconsin Power and Light purchases coal for the jointly owned Edgewater and Columbia plants and is reimbursed by WPS for its share of the coal costs.  At December 31, 2008, WPS had coal transportation contracts in place for 90% of its 2009 coal transportation requirements.  For more information on coal purchases and coal deliveries under contract, see Note 13, "Commitments and Contingencies."

Natural Gas Supply – Generation

WPS supplies natural gas through its natural gas distribution system to its approximately 437 megawatts of natural gas-fired combustion turbine generation facilities.  In addition, WPS is committed through a power purchase agreement to provide fuel for 500 megawatts of the Fox Energy Center, a natural gas-fired combined cycle generation facility owned by a third party with a total combined electric capacity of approximately 600 megawatts.  For more information on WPS's natural gas supply under contract, see Note 13, "Commitments and Contingencies."

In December 2008, WPS received approval from the PSCW to continue its Energy Market Risk Management Plan to govern its activities in the energy markets.  The order extends WPS's authority to engage in activities to limit exposure to the volatility of natural gas prices affecting its electric generation, as well as to use financial transmission rights to manage energy congestion costs.  The plan provides for the use of financial futures contracts for natural gas and the use of financial options that cap the price of natural gas for a portion of WPS's forecasted natural gas fuel generation requirements and natural gas price-sensitive purchased power contracts.

Power Purchase Agreements

WPS enters into short-term and long-term power purchase agreements to meet a portion of its electric energy supply needs.  The most significant of these is an agreement through 2013 with Dominion Energy Kewaunee, LLC to purchase energy and capacity from the Kewaunee Power Station consistent with volumes available when WPS owned the facility.  For more information on power purchase obligations, see Note 13, "Commitments and Contingencies."

Regulatory Matters

WPS's retail electric rates are regulated by the PSCW and MPSC.  The FERC regulates wholesale electric rates for WPS.  In 2008, retail revenues accounted for 79.0% of total electric revenues, while wholesale revenues accounted for 21.0% of total electric revenues.

The PSCW sets rates through its ratemaking process, which is based upon recovery of operating costs and a return on invested capital.  One of the cost recovery components is fuel and purchased power, which is governed by a fuel window mechanism.  Under the fuel window, if actual fuel and purchased power costs deviate by more than 2% from costs included in the rates charged to customers, a rate review can be triggered.  Once a rate review is triggered, rates may be reset (subject to PSCW approval) for the remainder of the year to recover or refund, on an annualized basis, the projected increase or decrease in the cost of fuel and purchased power.  The MPSC and FERC ratemaking processes are similar to those of the PSCW, with the exception of fuel and purchased power, which are recovered on a one-for-one basis.

Effective January 1, 2009, WPS received approval from the PSCW for a four-year pilot program of a decoupling mechanism, which will allow WPS to adjust rates to recover or refund the difference between the actual and authorized margin impacts of variations in volumes.  The PSCW approved this decoupling mechanism, with certain conditions, in the 2009 WPS rate case order.  (See Note 21, "Regulatory Environment," for further discussion of the WPS 2009 rate case and the decoupling mechanism.)

For additional information, see Note 21, "Regulatory Environment."

Hydroelectric Licenses

WPS and WRPC (a company in which WPS has 50% ownership) have long-term licenses from FERC for all of their hydroelectric facilities.

Other Matters

Seasonality

WPS's regulated electric utility sales in Wisconsin generally follow a seasonal pattern due to the air conditioning requirements of customers that are primarily impacted by the variability of summer temperatures.  Regulated electric utility sales in Michigan do not follow a significant seasonal trend due to cooler climate conditions in the Upper Peninsula of Michigan.

Generally, during the winter months, the purchase price of fuel (natural gas and fuel oil) for generation is heavily influenced by weather and the availability of baseload generation units within the MISO energy market.  Sustained colder than normal weather and unexpected extended generation outages can influence fuel supply and demand, impacting the production costs at WPS's natural gas and oil-fired facilities, as well as natural gas supply commitments under power purchase agreements.  The impact on production costs is managed through WPS's Energy Market Risk Management Plan.

Competition

The retail electric utility market in Wisconsin is regulated by the PSCW.  Retail electric customers currently do not have the ability to choose their electric supplier.  However, in order to increase sales, utilities work to attract new commercial and industrial customers into their service territory.  As a result, there is competition among utilities to keep energy rates low.  Wisconsin utilities have continued to refine regulated tariffs in order to provide the true cost of electric energy to each class of customer by reducing or eliminating rate subsidies among different ratepayer classes.  Although Wisconsin electric energy markets are regulated, utilities still face competition from other energy sources, such as self-generation by large industrial customers and alternative energy sources.

Michigan electric energy markets are open to competition; however, an active competitive market has not yet developed in the Upper Peninsula of Michigan, primarily due to a lack of excess generation and transmission system capacity.

C.  REGULATED NATURAL GAS UTILITY OPERATIONS

WPS provides regulated natural gas utility service to northeastern Wisconsin and adjacent portions of Michigan's Upper Peninsula.

Regulated Natural Gas Segment Operating Statistics
	2008	2007	2006
Operating Revenues (Millions)
Residential	$317.7	$277.7	$254.9
Commercial and industrial	173.2	147.0	140.6
Transportation	16.8	16.3	14.3
Other	31.7	30.0	34.0
Total	$539.4	$471.0	$443.8
Therms Delivered (Millions)
Residential	258.1	239.4	217.0
Commercial and industrial	168.0	157.0	149.1
Other	28.6	47.1	27.6
Total therm sales	454.7	443.5	393.7
Transportation	354.8	344.5	332.2
Total	809.5	788.0	725.9
Customers Served (Approximate, end of period)
Residential	287,400	285,600	283,600
Commercial and industrial	28,200	27,800	27,800
Transportation customers	600	600	600
Total	316,200	314,000	312,000
Average therm price (Cents)
Residential	123.09	116.00	117.47
Commercial and industrial	103.10	93.63	94.30

Facilities

For information regarding our regulated natural gas facilities, see Item 2, "Properties," in this Annual Report on Form 10-K.  For information on WPS's natural gas utility asset book value, see Note 3, "Property, Plant, and Equipment."

Natural Gas Supply

WPS manages portfolios of natural gas supply contracts, storage services, and pipeline transportation services designed to meet its varying load pattern at the lowest reasonable cost.

WPS contracts for fixed-term firm natural gas supplies with various natural gas suppliers each year (in the United States and Canada) to meet the November through March winter period demand of firm system sales customers.  To supplement natural gas supplies and minimize risk, WPS purchases additional natural gas supplies on the monthly spot market through fixed-term firm contracts rather than on the daily spot market.

WPS contracts with various underground storage facilities for natural gas storage capacity.  Besides providing the ability to manage significant changes in daily natural gas demand, storage also provides WPS with the ability to purchase steady levels of natural gas on a year-round basis, thus lowering supply cost volatility.

For further information on WPS's regulated natural gas supply and transportation contracts, see Note 13, "Commitments and Contingencies."

The following table shows the expected design peak-day availability of natural gas in thousands of dekatherms (MDth) during the 2008–2009 heating season for WPS:

Source (MDth)	Design Peak-Day Availability	Year of Contract Expiration
Firm pipeline capacity	228	2017
Firm city-gate supply	6	2009
Contracted natural gas in storage	205	2017
Total expected design peak-day availability	439

WPS forecasts peak-day demand of 439 MDth for the 2008 through 2009 heating season.  Design peak-day demand is associated with firm system sales customers only.  Design peak-day demand includes 732 dekatherms per day of peak-day back-up service.

The deliveries to customers (including transportation customers) in MDth for WPS during 2008, 2007, and 2006 were as follows:

(MDth)	2008	2007	2006
Natural gas purchases	45,315	40,544	40,809
Customer-owned natural gas received	35,428	34,406	33,253
Underground storage – net	(157)	3,543	(1,581)
Contracted pipeline and storage compressor fuel, franchise requirements, and unaccounted-for natural gas	360	303	114
Total	80,946	78,796	72,595

Regulatory Matters

Legislation and Regulation at State Level

The natural gas retail rates of WPS are regulated by the PSCW and the MPSC.  Under current regulatory practice, the PSCW and MPSC allow WPS to pass the prudently incurred cost of natural gas on to customers on a one-for-one basis through a purchased gas adjustment clause.  Changes in the cost of natural gas are reflected in both natural gas revenues and natural gas purchases, thus having little or no impact on net income.

WPS is required to provide service and grant credit to customers within its service territories.  WPS is precluded from discontinuing service to residential customers during winter moratorium months.

Effective January 1, 2009, WPS received approval from the PSCW for a four-year pilot program of a decoupling mechanism, which will allow WPS to adjust rates to recover or refund the difference between the actual and authorized margin impacts of variations in volumes.  The PSCW approved this decoupling mechanism, with certain conditions, in the 2009 WPS rate case order.  (See Note 21, "Regulatory Environment," for further discussion of the WPS 2009 rate case and the decoupling mechanism.)

Legislation and Regulation at Federal Level

Most of the natural gas distributed by WPS is transported to its distribution systems by interstate pipelines. The pipelines' services (transportation and storage) are regulated by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978 (see "Natural Gas Supply" section above).

Under United States Department of Transportation regulations, the PSCW is responsible for monitoring WPS's safety compliance program for its pipelines under 49 Code of Federal Regulations (CFR) Part 192 (Transportation of Natural and Other Gas by Pipeline: Minimum Federal Safety Standards) and 49 CFR Part 195 (Transportation of Hazardous Liquids by Pipeline).

For additional information, see Note 21, "Regulatory Environment."

Other Matters

Seasonality

The natural gas throughput of WPS is influenced by seasonal weather conditions because the heating requirements of customers are significantly impacted by variations in winter temperatures.  Therefore, weather-related deliveries can have a significant positive or negative impact on margin.

During 2008, the regulated natural gas utility segment recorded approximately 64% of its revenues from January through March and November through December.

Competition

WPS's regulated natural gas utility operations face competition with other entities and forms of energy in varying degrees, particularly for large commercial and industrial customers who have the ability to switch between natural gas and alternate fuels.  Due to the volatility of natural gas prices, WPS has seen customers with dual fuel capability switch to alternate fuels for short periods of time, then switch back to natural gas as market rates change.  Interruptible natural gas sales and natural gas transportation service are offered for customers to enable them to reduce energy costs.  Transportation customers purchase natural gas directly from third-party natural gas suppliers at market prices and contract to transport the natural gas from pipelines to their facilities.  These purchases have little effect on net income because these transportation services provide margins similar to those applicable to conventional natural gas sales.  Additionally, some customers still purchase their natural gas commodity directly from WPS, but have elected to do so on an interruptible basis at a reduced rate, as a means to reduce their costs.  Customers continue to switch between firm system supply, interruptible system supply, and transportation service each year as the economics and service options change.

Working Capital Requirements

The seasonality of natural gas revenues causes the timing of cash collections to be concentrated from January through June.  A portion of the winter natural gas supply needs is typically purchased and stored from April through November.  In addition, planned capital spending on the natural gas distribution facilities is concentrated in April through November.  Because of these timing differences, the cash flow from customers is typically supplemented with temporary increases in short-term borrowings during the late summer and fall.  Short-term debt is typically reduced over the January through June timeframe.

D.  ENVIRONMENTAL MATTERS

For information on environmental matters related to WPS, see Note 13, "Commitments and Contingencies."

E.  CAPITAL REQUIREMENTS

For information on WPS's capital requirements, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

F.  EMPLOYEES

At December 31, 2008, WPS had 1,543 employees, of which approximately 64% were union employees represented by Local 310 of the International Union of Operating Electricians.  The current Local 310 collective bargaining agreement expires on October 17, 2009.

The reduction in the number of WPS employees, compared with what was reported in WPS's 2007 Annual Report on Form 10-K, was primarily due to the 2008 formation of IBS, a wholly owned subsidiary of Integrys Energy Group.  A significant number of WPS's administrative employees were transferred to IBS on January 1, 2008.

G.  AVAILABLE INFORMATION

WPS files with the SEC its:

•	Annual Report on Form 10-K;
•	Quarterly Reports on Form 10-Q;
•	Registration statements, including prospectuses;
•	Current Reports on Form 8-K; and
•	Any amendments to these documents.

WPS makes these reports available, free of charge, on Integrys Energy Group's Internet website, www.integrysgroup.com, as soon as reasonably practicable after they are filed with the SEC.  Integrys Energy Group's Code of Conduct, which applies to WPS, may also be accessed on Integrys Energy Group's website, and any amendments to, or waivers from the Code of Conduct will be timely disclosed on Integrys Energy Group's website.  Statements and amendments posted on Integrys Energy Group's website do not include access to exhibits and supplemental schedules electronically filed with the reports or amendments.  WPS is not including the information contained on or available through the Integrys Energy Group website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

You may also obtain materials filed with the SEC by WPS at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC  20549.  To obtain information on the operation of the Public Reference Room, you may call 1-800-SEC-0330.  You may also view reports and other information regarding WPS (including exhibits), filed with the SEC, at the SEC's website at www.sec.gov.

ITEM 1A.     RISK FACTORS

You should carefully consider the following risk factors, as well as the other information included or incorporated by reference in this Annual Report on Form 10-K, when making an investment decision.  The risks and uncertainties described below are not the only ones WPS faces.  Additional risks and uncertainties not presently known or that WPS currently believes to be immaterial may also adversely affect WPS.

Adverse capital and credit market conditions could negatively affect WPS's ability to meet liquidity needs, access capital, and/or grow or sustain its current business.  Cost of capital and disruptions, uncertainty, and/or volatility in the financial markets could also adversely impact the results of operations and financial condition of WPS.

The capital and credit markets experienced extreme volatility, uncertainty, and disruption in 2008, which has continued into 2009.  Having access to the credit and capital markets, at a reasonable cost, is necessary for WPS to fund its operations, including capital requirements.  The capital and credit markets provide WPS with liquidity to operate and grow its businesses that is not otherwise provided from operating cash flows.   Disruptions, uncertainty, and/or volatility in those markets could increase WPS's cost of capital.  If WPS or Integrys Energy Group is unable to access the credit and capital markets on terms that are reasonable, it may have to delay raising capital, issue shorter-term securities, and/or bear an increased cost of capital.  This, in turn, could impact WPS's ability to grow or sustain its current business or cause a reduction in earnings.

A reduction in WPS's credit ratings could materially and adversely affect its business, financial position, results of operations, and liquidity.

WPS cannot be sure that any of its credit ratings will remain in effect for any given period of time or that a credit rating will not be lowered by a rating agency if, in the rating agency’s judgment, circumstances in the future so warrant.  Any downgrade could:

•	Require the payment of higher interest rates in future financings and possibly reduce the potential pool of creditors;
•	Increase borrowing costs under its existing credit facility;
•	Limit access to the commercial paper market; and
•	Require provision of additional credit assurance, including cash margin calls, to contract counterparties.

Counterparties and customers may not meet their obligations.

WPS is exposed to the risk that counterparties to various arrangements who owe WPS money, energy, natural gas, coal or other commodities or services will not be able to perform their obligations. Should the counterparties to these arrangements fail to perform, WPS might be forced to replace or to sell the underlying commitment at then-current market prices.  In such event, WPS might incur losses, or its results of operations, financial position, or liquidity could otherwise be adversely affected.

Some of WPS's customers are experiencing, or may experience, financial problems that could have a significant impact on their creditworthiness.  WPS cannot provide assurance that its financially distressed customers will not default on their obligations to WPS and that such a default will not have a material adverse effect on WPS's business, financial position, results of operations, or cash flows.  Furthermore, the bankruptcy of one or more of its customers, or some other similar proceeding or liquidity constraint, might make it unlikely that WPS would be able to collect all or a significant portion of amounts owed by distressed entities or residential customers.  Such events could adversely impact WPS's receivable collections and additional allowances may be required, which could adversely affect its operating results. In addition, such events might force customers to reduce or curtail their future use of WPS's products and services, which could have a material adverse effect on WPS’s results of operations and financial condition.

WPS is subject to changes in government regulation, which may have a negative impact on its business, financial position, and results of operations.

The rates WPS is allowed to charge for retail and wholesale services are some of the most important items influencing its business, financial position, results of operations, and liquidity.

WPS is subject to comprehensive regulation by federal and state regulatory agencies, which significantly influences its operating environment and may affect WPS's ability to recover costs from utility customers.  In particular, the PSCW, MPSC, FERC, SEC, EPA, United States Department of Transportation, and WDNR regulate many aspects of WPS's utility operations, including, but not limited to, construction of facilities, conditions of service, the issuance of securities and the rates that WPS can charge customers.  WPS is required to have numerous permits, approvals, and certificates from these agencies to operate its business.

Existing statutes and regulations may be revised or reinterpreted by these agencies or these agencies may adopt new laws and regulations that apply to WPS.  WPS is unable to predict the impact on its business and operating results of any such actions by these agencies.  However, changes in regulations or the imposition of additional regulations may require WPS to incur additional expenses or change business operations, which may have an adverse impact on results of operations.  In addition, federal regulatory reforms may produce unexpected changes and costs in the public utility industry.

WPS may face significant costs to comply with the regulation of greenhouse gas emissions.

Climate change and the effect of greenhouse gas emissions, most notably carbon dioxide, are increasingly becoming a concern for the energy industry.  While there is currently no federal regulation in the United States that mandates the reduction of greenhouse gas emissions, it is possible that such legislation may be enacted in the future.  To that end, federal and state legislative proposals have been introduced to regulate the emission of greenhouse gases.  Until legislation is passed at the federal or state level, it remains unclear as to (1) which industry sectors will be impacted, (2) when compliance will be required, (3) the magnitude of the greenhouse gas emissions reductions that will be required, and (4) the costs and opportunities associated with compliance. WPS is evaluating both the technical and cost implications which may result from future state, regional, or federal greenhouse gas regulatory programs, but at this time, it is uncertain as to the effect climate change regulation may have on WPS's future operations, capital expenditures, and financial results.

Based on the complexity and uncertainty of these issues, it is possible that future carbon regulation will increase the cost of electricity produced at coal-fired generation units and may affect the capital expenditures WPS would make at its generation units.  At this time, there is no commercially available technology for removing carbon dioxide from a pulverized coal-fired plant.  In addition, future legislation designed to reduce greenhouse gas emissions could make some of the generating units uneconomic to maintain or operate and could affect future results of operations, cash flows, and financial condition if such costs are not recoverable through regulated rates.

WPS's natural gas delivery systems may also generate fugitive gas as a result of normal operations and as a result of excavation, construction, and repair of natural gas delivery systems.  Fugitive gas typically vents to the atmosphere and consists primarily of methane, a greenhouse gas.

Costs of environmental compliance, liabilities, fines, penalties, and litigation could exceed WPS's estimates.

Compliance with current and future federal and state environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations.  WPS cannot predict with certainty the amount and timing of all future expenditures (including the potential or magnitude of fines or penalties) related to environmental matters because of the difficulty of estimating clean-up and compliance costs and the possibility that changes will be made to the current environmental laws and regulations.

WPS is accruing liabilities and deferring costs (recorded as regulatory assets) incurred in connection with its former manufactured gas plant sites, including related legal expenses, pending recovery through rates or from other entities. Regulatory assets reflect the net amount of (1) costs incurred to date, (2) amounts recovered from insurance companies, other entities and customers, and (3) management's best estimates of the costs WPS will spend in the future for investigating and remediating the manufactured gas plant sites. WPS believes that any of these costs that are not recoverable from other entities or from insurance carriers are recoverable through rates for utility services under PSCW-approved mechanisms for the recovery of prudently incurred costs. A change in these rate recovery mechanisms, however, or a decision by the PSCW that some or all of these costs were not prudently incurred, could result in the present recognition as expense of some or all of these costs. For more information, see Note 13, "Commitments and Contingencies."

In addition, impacts resulting from future federal or state regulation regarding mercury, sulfur dioxide, and nitrogen oxide emissions are uncertain.  There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

Citizen groups that feel there are compliance issues not sufficiently enforced by environmental regulatory agencies may also bring citizen enforcement actions against WPS.  Such actions could seek penalties, injunctive relief, and costs of litigation.

WPS's operations are subject to risks beyond its control, including but not limited to weather, terrorist attacks, or acts of war.

WPS's revenues are affected by the demand for electricity and natural gas after certain limits to recovery under the Wisconsin decoupling mechanisms have been exceeded.  That demand can vary greatly based upon:

•	Weather conditions, seasonality, and temperature extremes; and
•	Fluctuations in economic activity and growth in WPS's regulated service areas.

Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities.

In addition, the cost of repairing damage to WPS's facilities due to storms, natural disasters, wars, terrorist acts, and other catastrophic events, that is in excess of insurance limits established for such repairs or excluded by insurance policies, may adversely impact WPS's results of operations, financial condition, and cash flows.  The occurrence or risk of occurrence of future terrorist activity and the high cost or potential unavailability of insurance to cover such terrorist activity may impact WPS's results of operations and financial condition in unpredictable ways.  These actions could also result in disruptions of power and fuel markets.  In addition, WPS's natural gas distribution system and pipelines could be directly or indirectly harmed by future terrorist activity.

Poor investment performance of retirement plan investments and other factors impacting retirement plan costs could unfavorably impact WPS’s liquidity and results of operations.

WPS has and/or participates in its parent's employee benefit plans that cover substantially all of its employees and retirees.  WPS's cost of providing these benefit plans is dependent upon actual plan experience and assumptions concerning the future, such as earnings on and/or valuations of plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions to the plans. Depending upon the investment performance of investments over time and other factors impacting its costs as listed above, WPS could be required to make larger contributions in the future to fund these plans. These additional funding obligations could have a material adverse impact on WPS's cash flows, financial condition and/or results of operations.  Changes made to the plans may also impact current and future pension and other postretirement benefit costs.

Fluctuating commodity prices may reduce energy margins.

WPS's regulated electric utility margins are directly affected by commodity costs related to coal, natural gas and other fuels used in the electric generation process. WPS may experience increased expenses, including interest costs and bad debts, higher working capital requirements, and possibly reduction in demand as a result of any increase in the cost of fuel or purchased power.

WPS’s natural gas business is sensitive to changes in natural gas commodity prices. Any changes could affect the prices WPS charges, its operating costs, and the competitive position of its products and services. Prudently incurred costs for purchased natural gas and pipeline transportation and storage services are fully recoverable through the Purchased Gas Adjustment Clause.  However, increases in natural gas costs affect total retail prices and, therefore, the competitive position of WPS’s natural gas business relative to other forms of energy. In addition, the timing and extent of high natural gas prices can adversely affect WPS’s accounts receivable, bad debts, fuel cost, and interest expense.

Actual results could differ from estimates used to prepare WPS's financial statements.

In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex and actual results could differ from those estimates.  For more information about these estimates and assumptions, see Item 7, ''Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies."

ITEM 1B.                                UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Electric Facilities

The following table summarizes information on the electric generation facilities of WPS, including owned and jointly owned facilities as of December 31, 2008:
Type	Name	Location	Fuel	Rated Capacity (Megawatts)	(a)

Steam	Columbia Units 1 and 2	Portage, WI	Coal	355.6	(b)
	Edgewater Unit 4	Sheboygan, WI	Coal	101.9	(b)
	Pulliam (4 units)	Green Bay, WI	Coal	326.8
	Weston Units 1, 2, and 3	Wausau, WI	Coal	471.2
	Weston Unit 4	Wausau, WI	Coal	374.8	(b)
Total Steam				1,630.3

Combustion	De Pere Energy Center	De Pere, WI	Natural Gas	170.4
Turbine and	Eagle River	Eagle River, WI	Distillate Fuel Oil	4.2
Diesel	Juneau #31	Adams County, WI	Distillate Fuel Oil	6.3	(b)
	Oneida Casino	Green Bay, WI	Distillate Fuel Oil	3.5
	Pulliam #31	Green Bay, WI	Natural Gas	81.2
	West Marinette #31	Marinette, WI	Natural Gas	36.0
	West Marinette #32	Marinette, WI	Natural Gas	34.2
	West Marinette #33	Marinette, WI	Natural Gas	51.7	(b)
	Weston #31	Marathon County, WI	Natural Gas	16.9
	Weston #32	Marathon County, WI	Natural Gas	46.8
Total Combustion Turbine and Diesel				451.2

Hydroelectric	Alexander	Lincoln County, WI	Hydro	2.2
	Caldron Falls	Marinette County, WI	Hydro	6.7
	Castle Rock	Adams County, WI	Hydro	12.0	(b)
	Grand Rapids	Menominee County, WI	Hydro	4.0
	Grandfather Falls	Lincoln County, WI	Hydro	17.3
	Hat Rapids	Oneida County, WI	Hydro	0.7
	High Falls	Marinette County, WI	Hydro	1.6
	Jersey	Lincoln County, WI	Hydro	-
	Johnson Falls	Marinette County, WI	Hydro	1.0
	Merrill	Lincoln County, WI	Hydro	1.0
	Otter Rapids	Vilas County, WI	Hydro	0.3
	Peshtigo	Marinette County, WI	Hydro	0.3
	Petenwell	Adams County, WI	Hydro	13.3	(b)
	Potato Rapids	Marinette County, WI	Hydro	0.4
	Sandstone Rapids	Marinette County, WI	Hydro	1.1
	Tomahawk	Lincoln County, WI	Hydro	2.4
	Wausau	Marathon County, WI	Hydro	3.0
Total Hydroelectric				67.3

Wind	Glenmore (2 units)	Brown County, WI	Wind	-
	Lincoln	Kewaunee County, WI	Wind	1.0
Total Wind				1.0

Total System				2,149.8

(a)
Based on capacity ratings for July 2009.  As a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand, the summer period is the most relevant for capacity planning purposes.

(b)
These facilities are jointly owned by WPS and various other utilities.  The capacity indicated for each of these units is equal to WPS’s portion of total plant capacity based on its percent of ownership, with the exception of Petenwell and Castle Rock, as discussed below.

	-	Wisconsin Power and Light Company operates the Columbia and Edgewater units, and WPS holds a 31.8% ownership interest in these facilities.

	-	WRPC owns and operates the Castle Rock, Petenwell, and Juneau units. WPS holds a 50% ownership interest in WRPC; however, WPS is entitled to 66.7% of total capacity at Petenwell and Castle Rock.

-	WPS operates the West Marinette 33 unit and holds a 68% ownership interest in the facility, while Marshfield Electric and Water Department holds the remaining 32% ownership.

-	WPS operates the Weston 4 facility and holds a 70% ownership in this facility, while Dairyland Power Cooperative holds the remaining 30%.

As of December 31, 2008, WPS owned approximately 21,500 miles of electric distribution lines located in Michigan and Wisconsin and approximately 120 distribution substations.

Natural Gas Facilities

WPS’s natural gas properties at December 31, 2008, consisted of the following:

●	Approximately 7,800 miles of natural gas distribution mains located in Michigan and Wisconsin,
●	Approximately 190 miles of natural gas transmission mains located in Michigan and Wisconsin,
●	51 natural gas distribution and transmission gate stations, and
●	Approximately 294,000 natural gas lateral services.

All natural gas facilities are located in Wisconsin except for distribution facilities in and near the City of Menominee, Michigan.

General

Substantially all of WPS’s utility plant is subject to a first mortgage lien.

ITEM 3.                      LEGAL PROCEEDINGS

For information on material legal proceedings and matters related to WPS and its subsidiary, see Note 13, "Commitments and Contingencies."

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR WPS'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Integrys Energy Group is the sole holder of WPS’s common stock.  For information on dividend restrictions, see Note 17, "Common Equity."

ITEM 6. SELECTED FINANCIAL DATA

WISCONSIN PUBLIC SERVICE CORPORATION
COMPARATIVE FINANCIAL STATEMENTS AND
FINANCIAL STATISTICS (2004 TO 2008)

As of or for Year Ended December 31
(Millions, except weather information)	2008	2007	2006	2005	2004

Operating revenues	$1,748.4	$1,596.1	$1,434.4	$1,454.9	$1,222.1
Earnings on common stock	129.2	110.2	99.0	81.4	104.8
Total assets	3,313.7	3,017.6	2,956.6	2,686.5	2,768.6
Long-term debt (excluding current portion)	880.7	756.1	631.6	507.6	508.0

Weather information *
Cooling degree days	464	634	521	649	328
Cooling degree days as a percent of normal	93.9%	128.6%	110.1%	135.2%	66.7%
Heating degree days	7,969	7,102	6,785	7,401	7,546
Heating degree days as a percent of normal	104.6%	93.2%	88.5%	96.2%	97.6%

* Normal heating and cooling degree days are based on a 20-year average of monthly temperatures from the Green Bay Weather
Station. Daily degree days are calculated by subtracting the 24-hour average daily temperature from 65° Fahrenheit. Heating degree days result if temperatures are less than 65° Fahrenheit, and cooling degrees result if temperatures are more than 65° Fahrenheit.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

WPS, a wholly owned subsidiary of Integrys Energy Group, Inc., is a regulated electric and natural gas utility.  WPS derives revenues primarily from the purchase, production, distribution, and sale of electricity and the purchase, distribution, and sale of natural gas to retail customers.  WPS also provides wholesale electric service to numerous utilities and cooperatives for resale.

Strategic Overview

The focal point of WPS's business plan is the creation of long-term value for Integrys Energy Group's shareholders and WPS's customers through growth, operational excellence, customer focus, risk management, and the continued emphasis on safe, reliable, competitively priced, and environmentally sound energy and energy related services.  A discussion of the essential components of WPS’s business strategy is set forth below:

Maintaining and Growing a Strong Regulated Utility Base – A strong regulated utility base is necessary to maintain a strong balance sheet, predictable cash flows, desired risk profile, and quality credit ratings, which are critical to WPS's success.  WPS believes the following recent developments have helped, or will help, maintain and grow its regulated utility base:

•
Weston 4, a 537-megawatt coal-fired base-load power plant located near Wausau, Wisconsin, was completed and became operational June 30, 2008.  WPS holds a 70% ownership interest in the Weston 4 power plant.

•	WPS's purchase of a 99-megawatt wind generation project to be constructed in 2009 in Howard County, Iowa.

•	The investment of approximately $79 million to connect WPS's natural gas distribution system to the Guardian II natural gas pipeline to be completed in 2009.

•
Continued investment in environmental projects to improve air quality and meet the requirements set by environmental regulators.  Capital projects to construct and upgrade equipment to meet or exceed required environmental standards are planned each year.

For more detailed information on WPS's capital expenditure program, see "Liquidity and Capital Resources, Capital Requirements."

Integrating Resources to Provide Operational Excellence and Customer Focus – WPS is committed to integrating resources and finding the best, most efficient processes while meeting all applicable regulatory and legal requirements.  Through innovative ideas, embracing change, leveraging individual capabilities and expertise and utilizing creative solutions to meet and exceed our customer's expectations, WPS strives to provide value to Integrys Energy Group's shareholders as well as WPS’s customers.  WPS believes the following activities have helped, and will continue to help, integrate resources to provide operational excellence and customer focus:

•
IBS, a wholly owned service company of Integrys Energy Group, became operational on January 1, 2008.  IBS was formed to achieve a significant portion of the cost synergies anticipated from Integrys Energy Group's merger with PEC through the consolidation and efficient delivery of various support services, and to provide more consistent and transparent allocation of costs throughout Integrys Energy Group and its subsidiaries.

•
"Operational Excellence" initiatives were implemented to provide top performance in the areas of project management, process improvement, and contract administration and compliance in order to reduce costs and manage projects and activities within appropriate budgets, schedules, and regulations.

Placing Strong Emphasis on Risk Management – Our risk management strategy, in addition to asset risk management, includes the management of market, credit, and operational risk through the course of business.  Forward purchases of electric capacity, energy, natural gas, and other commodities allow for opportunities to secure prices in a volatile energy market.  Oversight of the risk profile related to these instruments is monitored consistent with WPS's risk management policy.  We have also implemented formula based market tariffs to manage risk in the wholesale market.  The Corporate Risk Management Group, which reports through the Chief Financial Officer, provides corporate oversight.

Continuing Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Energy and Energy Related Services – WPS's mission is the same as Integrys Energy Group's, to provide customers with the best value in energy and related services.  By effectively operating a mixed portfolio of generation assets and investing in new generation, while maintaining or exceeding environmental standards, we are able to provide a safe, reliable, value priced service to our customers.  We concentrate our efforts on improving and operating efficiently and effectively in order to reduce costs and maintain a low risk profile.  We actively evaluate opportunities for adding more renewable generation to provide additional environmentally sound energy to our portfolio.  WPS believes the following activities have helped, and will continue to help, integrate resources to provide safe, reliable, competitively priced, and environmentally sound energy services:

•
Contract administration and formal project management tools to better manage the costs of our construction expenditure programs.  These cost reduction initiatives will provide competitively priced energy and energy related services.

•
Managing operations to minimize the impact on the environment.  Our Weston 4 facility, completed in 2008, is one of the most efficient pulverized coal electric generation units in the country with state-of-the-art environmental controls which allow us to reduce the amount of emissions produced.  We also expect to maintain or decrease the amount of greenhouse gases released per megawatt-hour generated, and support research and development initiatives that will enable further progress toward decreasing our carbon footprint.

•	Effectively operating a mixed portfolio of generation assets and investing in new generation, such as Weston 4 and wind projects, ensures continued reliability for our customers.

RESULTS OF OPERATONS

	Year Ended December 31,
(Millions)	2008	2007	2006	Change in 2008 Over 2007	Change in 2007 Over 2006
Electric utility operations	$88.6	$80.1	$81.3	10.6%	(1.5)%
Natural gas utility operations	32.0	23.1	9.6	38.5%	140.6%
Other operations	8.6	7.0	8.1	22.9%	(13.6)%

Earnings on common stock	$129.2	$110.2	$99.0	17.2%	11.3%

Earnings Summary

In 2008, earnings on common stock increased $19.0 million compared to 2007.  In 2007, earnings on common stock increased $11.2 million compared to 2006.  Significant factors impacting the change in earnings were as follows (and are discussed in more detail thereafter).

Electric Utility Operations

Electric utility earnings on common stock increased $8.5 million in 2008 over 2007, resulting primarily from:

•	A combined $17.8 million ($10.7 million after-tax) decrease in electric maintenance expense and costs to achieve merger synergies related to Integrys Energy Group's merger with PEC.

•
An approximate $10 million ($6 million after-tax) increase in margin from the 2008 retail electric rate increase effective January 16, 2008, and the full benefit of the 2007 retail electric rate increase effective January 12, 2007.

•	An approximate $10 million ($6 million after-tax) increase in margin driven by higher contracted sales volumes to a large wholesale customer year-over-year.

•
An approximate $5 million ($3 million after-tax) increase in regulated electric utility margin year-over-year, driven by fuel and purchased power costs that were approximately $1 million lower than what was recovered in rates during 2008, compared with fuel and purchased power costs that were approximately $4 million higher than what was recovered in rates during 2007.

The above increases were partially offset by:

•	A $12.7 million ($7.6 million after-tax) increase in electric transmission expenses, primarily related to higher rates charged by MISO and ATC due to additional transmission costs.

•
An increase in depreciation and amortization expense of $4.1 million ($2.5 million after-tax) driven by depreciation related to Weston 4, which was placed in service for accounting purposes in April 2008.

•
An approximate $11 million ($6.6 million after-tax) decrease in margin due to a decline in residential and commercial and industrial sales volumes as a result of cooler weather during the cooling season and customer conservation efforts.

Electric utility earnings on common stock decreased $1.2 million in 2007 over 2006, driven by:

•	A combined $34.7 million after-tax increase in operating and maintenance expense, depreciation expense, and taxes other than income taxes.

•
The decrease in earnings was partially offset by a $34.2 million after-tax increase in electric margin, a result of the 2007 retail electric rate increase effective January 12, 2007, the accrual of the refund of the Kewaunee nonqualified decommissioning trust fund to wholesale customers in 2006, and an increase in volumes driven by favorable weather, partially offset by higher fuel and purchased power costs that exceeded recovery in rates.

Natural Gas Utility Operations

Natural gas utility earnings increased $8.9 million in 2008 over 2007, a result of:

•
An approximate $8 million ($4.8 million after-tax) increase in margin due to an increase in natural gas throughput volumes sold, primarily related to colder weather during 2008 compared with 2007, partially offset by customer conservation efforts and a larger number of customer disconnections.

•	A $2.9 million ($1.7 million after-tax) decrease in employee benefit costs resulting from plan design changes and synergies related to Integrys Energy Group's merger with PEC.

•	A $2.6 million ($1.6 million after-tax) increase in miscellaneous income related to AFUDC.

Natural gas utility earnings on common stock improved $13.5 million in 2007 over 2006, primarily due to:

•	Increased volumes due to colder weather during the 2007 heating season.

•	A natural gas rate increase effective January 12, 2007.

Other Operations

Other segment earnings increased $1.6 million in 2008 compared to 2007, driven by an increase in miscellaneous income from equity investments and a decrease in interest expense.

Other segment earnings decreased $1.1 million in 2007 compared to 2006, driven by a 2006 gain recognized through WPS's ownership in WPS Investments, LLC when it sold its interest in Guardian Pipeline, LLC.

The following discussion provides an analysis of WPS's three segments: regulated electric utility, regulated natural gas utility, and its other operations segment.

Utility Operations

Regulated Electric Segment Operations

	Year Ended December 31,

	2008	2007	2006	Change in 2008 Over 2007	Change in 2007 Over 2006

Revenues	$1,208.9	$1,125.2	$990.6	7.4%	13.6%
Fuel and purchased power costs	589.9	574.6	497.0	2.7%	15.6%
Margins	619.0	550.6	493.6	12.4%	11.5%

Operating and maintenance expense	336.2	283.5	229.2	18.6%	23.7%
Depreciation and amortization expense	78.5	74.4	73.2	5.5%	1.6%
Taxes other than income taxes	40.4	38.9	36.6	3.9%	6.3%

Operating income	163.9	153.8	154.6	6.6%	(0.5)%

Miscellaneous income	5.8	6.2	2.6	(6.5)%	138.5%
Interest expense	(33.4)	(29.5)	(26.9)	13.2%	9.7%
Other expense	(27.6)	(23.3)	(24.3)	18.5%	(4.1)%

Income before taxes	$136.3	$130.5	$130.3	4.4%	0.2%

Sales in kilowatt-hours
Residential	2,794.8	2,895.7	2,871.1	(3.5)%	0.9%
Commercial and industrial	8,060.4	8,173.4	8,125.1	(1.4)%	0.6%
Wholesale	4,529.0	3,694.1	3,696.9	22.6%	(0.1)%
Other	36.8	36.4	36.4	1.1%	-%
Total sales in kilowatt-hours	15,421.0	14,799.6	14,729.5	4.2%	0.5%

Weather
Heating degree days	7,969	7,102	6,785	12.2%	4.7%
Cooling degree days	464	634	521	(26.8)%	21.7%

Revenue

2008 Compared with 2007:

Regulated electric utility revenue increased $83.7 million, driven by:

•	A 4.2% increase in electric sales volumes, which resulted in an approximate $33 million increase in revenue year-over-year, related to:

-
A 22.6% increase in wholesale volumes year-over-year, which drove an approximate
$52 million increase in revenue.  There was an approximate $40 million increase in opportunity sales year-over-year as the electric utility had more low-cost generation with Weston 4 becoming commercially operational in 2008, combined with available capacity due to lower sales volumes to residential customers.  In addition, WPS experienced an approximate $12 million increase in wholesale revenue, driven by higher contracted sales volumes to a large wholesale customer year-over-year.

-
The increase in revenue related to wholesale volumes was partially offset by a 3.5% decrease in residential sales volumes and a 1.4% decrease in commercial and industrial sales volumes year-over-year, which drove an approximate $19 million decrease in revenue.  Of this decrease in revenue, approximately $12 million related to energy conservation efforts on the part of residential customers, which we believe was the result of high energy prices and the general economic slowdown.  Approximately $4 million related to decreased demand by our commercial and industrial customers in the third and fourth quarters of 2008 as the economy worsened.  In addition, cooler weather during the 2008 cooling season compared with 2007 contributed approximately $3 million to the decrease in revenue.

•
An interim fuel surcharge approved by the PSCW for WPS's retail electric customers effective March 22, 2008, related to higher fuel and purchased power costs.  In addition, a surcharge increase was approved by the PSCW effective July 4, 2008. Both orders had an overall impact on revenue of approximately $25 million.  Contributing factors in this rate change were increased purchased power costs due to lower-than-expected generation from the new Weston 4 power plant during the start-up phases, increased coal and coal transportation costs, and increased natural gas costs.  On September 30, 2008, the PSCW reopened the 2008 fuel surcharge to review forecasted fuel costs as WPS's current and anticipated annual fuel costs were below those projected in the fuel surcharge.  As a result of these lower costs, WPS accrued at December 31, 2008 a refund payable in 2009 to its electric customers of approximately $5 million, which is already excluded from the $25 million noted above.  See Note 21, "Regulatory Environment," for more information on WPS's interim fuel surcharges.

•
A retail electric rate increase, effective January 16, 2008, which contributed an approximate $23 million increase in revenue.  The full benefit of the 2007 retail electric rate increase, effective January 12, 2007, also contributed to the increase in revenue year-over-year.  Per the PSCW's order approving Integrys Energy Group's merger with PEC, WPS was not permitted to increase its base rates for natural gas or electric service prior to January 1, 2009.  However, WPS was allowed to adjust rates for changes in purchased power costs as well as fuel costs related to electric generation due to changes in NYMEX natural gas futures prices, delivered coal prices, and transmission costs.  The increase also included recovery of deferred 2005 and 2006 MISO Day 2 costs over a one-year period.  See Note 21, "Regulatory Environment," for more information on WPS's interim rate increase.

2007 Compared with 2006:

Regulated electric revenue increased $134.6 million, driven by the following:

•	On January 11, 2007, the PSCW issued a final written order authorizing a retail electric rate increase of $56.7 million (6.6%), effective January 12, 2007, for Wisconsin electric customers.

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

Margin

2008 Compared with 2007:

The regulated electric utility margin increased $68.4 million, driven by:

•
A $54.0 million partial refund to Wisconsin retail customers for 2007 of their portion of proceeds from the liquidation of the Kewaunee nonqualified decommissioning trust fund.  Pursuant to regulatory accounting, the decrease in the 2007 margin related to the refund was offset by a corresponding decrease in operating and maintenance expense in 2007 and, therefore, did not have an impact on 2007 earnings.  WPS completed this refund in 2007.

•
An approximate $10 million increase in margin from the 2008 retail electric rate increase effective January 16, 2008, and the full benefit of the 2007 retail electric rate increase effective January 12, 2007.

•	An approximate $10 million increase in margin driven by higher contracted sales volumes to a large wholesale customer year-over-year.

•
An approximate $5 million increase in regulated electric utility margin year-over-year driven by fuel and purchased power costs that were approximately $1 million lower than what was recovered in rates during 2008, compared with fuel and purchased power costs that were approximately $4 million higher than what was recovered in rates during 2007.  As a result of approximately $23 million of under-recovered fuel and purchased power costs in the first quarter of 2008, the PSCW approved an interim rate surcharge effective March 22, 2008, and subsequently approved a higher final surcharge effective July 4, 2008.  The $5 million increase in electric margin includes lower fuel costs from the fuel window reset and the net impact of the refund accrued at December 31, 2008 payable in 2009 to electric customers from the reopening of the 2008 fuel surcharge on September 30, 2008, by the PSCW.

•
These increases in the electric margin at WPS were offset by an approximate $11 million decrease in margin due to a decline in residential and commercial and industrial sales volumes.  Of this decrease, approximately $8 million related to energy conservation efforts on the part of residential customers, which we believe was the result of high energy prices and the general economic slowdown.  Approximately $1 million related to decreased demand by our commercial and industrial customers in the third and fourth quarters of 2008 as the economy worsened.  In addition, cooler weather during the 2008 cooling season compared with 2007 contributed approximately $2 million to the decrease in gross margin.

2007 Compared with 2006:

The regulated electric margin increased $57.0 million, driven by the following:

•
WPS's margin was positively impacted by the retail electric rate increases discussed above and by higher electric sales volumes to residential and commercial and industrial customers related to weather.  Favorable weather during both the heating and cooling seasons positively impacted margin by an estimated $6 million.

•
The year-over-year change in WPS's margin was also positively impacted by a $16.2 million decrease in the 2006 margin related to the accrual of the refund to wholesale customers in 2006 of their portion of the Kewaunee nonqualified decommissioning trust fund.  Pursuant to regulatory accounting, the decrease in the 2006 margin related to this refund was offset by a corresponding decrease in operating and maintenance expenses in 2006 and, therefore, did not have an impact on earnings.  No such accrual to wholesale customers occurred in 2007; however, the payment of the refund was made in 2007.

•
Partially offsetting the increase in WPS's margin, fuel and purchased power costs were 3.7% higher than what was recovered in rates during the year ended December 31, 2007, compared with fuel and purchased power costs that were 10.5% less than what was recovered in rates during the same period in 2006, driving a $14.4 million negative variance in WPS's electric margin.  In 2007, fuel and purchased power prices were above what was projected in the rate case primarily due to higher than anticipated commodity costs and the market effects of unplanned plant outages.  On October 6, 2007, lightning hit Weston 3, and the unit returned to full service on January 14, 2008.  The unscheduled outage did not have a significant impact on the electric utility margin as the PSCW approved deferral of unanticipated fuel and purchased power costs directly related to the outage.  The outage did, however, cause the price of purchased power from other sources to increase.  Excluding the additional purchased power which resulted from the Weston 3 outage, fuel and purchased power costs at WPS increased 17% in 2007, compared to the same period in 2006, primarily related to the higher per-unit cost of fuel and purchased power required from the market to serve WPS's customers.

Operating Income

2008 Compared with 2007:

Operating income increased $10.1 million, driven by the $68.4 million increase in regulated electric margin, partially offset by a $58.3 million increase in operating expenses.

The increase in operating expenses was driven by:

•
A $54.0 million year-over-year increase related to the partial amortization in 2007 of the regulatory liability previously recorded for WPS's obligation to refund proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to Wisconsin retail electric ratepayers.

• A $12.7 million increase in electric transmission expenses, primarily related to higher rates charged by MISO and ATC due to additional transmission costs.

•
A $6.1 million increase in cost of capital and depreciation expense charged by IBS for assets transferred from WPS to IBS in the beginning of 2008 and reported as operating and maintenance expense in 2008.  Similar costs were reported as depreciation and amortization expense in 2007, prior to the start-up of IBS.

•
A $4.1 million increase in depreciation and amortization expense, primarily related to $9.2 million of depreciation expense related to Weston 4 being placed in service for accounting purposes in April 2008, partially offset by a decrease in depreciation related to assets transferred to IBS and reported in operating and maintenance expense in 2008.

These increases in operating expenses were partially offset by:

•
An $11.6 million decrease in electric maintenance expenses, primarily due to major planned outages at the Weston 2 and Weston 3 generation stations, the De Pere Energy Center, and the Pulliam generation station, as well as several unplanned outages at the Weston 3 generation station in 2007, compared with fewer outages in 2008.

•
A decrease in external costs to achieve merger synergies of $6.2 million related to Integrys Energy Group's merger with PEC, from $11.4 million in 2007, to $5.2 million in 2008.  This decrease occurred primarily because all external costs to achieve merger synergies incurred from July 2006 through March 2007 were reallocated in 2007 from Integrys Energy Group to the other reportable segments, including WPS as part of the regulated electric segment.  These reportable segments are the beneficiaries of the synergy savings resulting from the costs to achieve.  In addition, the reduction in 2008 external costs to achieve merger synergies was due to less integration work required in 2008 compared with 2007.

2007 Compared with 2006:

Operating income decreased $0.8 million, driven by a $54.3 million (23.7%) increase in operating and maintenance expense and a combined $3.5 million increase in depreciation and taxes other than income taxes at the regulated electric utility, partially offset by the $57.0 million increase in regulated electric margin discussed above.

•
Regulated electric maintenance expenses increased $15.3 million, driven by longer than anticipated planned outages and a higher number of unplanned outages year-over-year, which included major overhauls planned at the Weston 2 and Weston 3 generation stations and the De Pere Energy Center, planned major turbine and generator work performed at the Pulliam electric generation station, and several unplanned outages at the Weston 3 generation station.

•	Regulated electric transmission expenses increased $14.2 million, primarily related to higher rates charged by MISO and ATC due to additional transmission investment.

•
The regulated electric segment of WPS was allocated external costs to achieve merger synergies (related to the Integrys Energy Group's merger with PEC) of $11.4 million for the year ended December 31, 2007.

•
Amortization in 2006 of the regulatory liability recorded for WPS's obligation to refund proceeds received from the liquidation of the Kewaunee nonqualified decommissioning trust fund to wholesale electric ratepayers contributed $16.2 million to the increase in operating and maintenance expense.  Pursuant to regulatory accounting, the 2006 increase in operating and maintenance expense related to this refund was offset by a corresponding increase in 2006 margin and, therefore, did not have an impact on earnings.

•	Lower pension, postretirement, and other employee benefit costs partially offset the above increase in regulated electric operating and maintenance expense.

•	An increase in depreciation expense related to continued capital investment at the electric utility, while the increase in taxes other than income reflected an increase in sales year-over-year.

Other Expense

2008 Compared with 2007:

Other expense at the regulated electric utility increased $4.3 million, driven by a $3.9 million increase in interest expense and a $0.4 million decrease in miscellaneous income.  The increase in interest expense was a result of higher borrowings at WPS’s electric segment, primarily utilized to fund various construction projects and to retire short-term borrowing levels related to construction.

2007 Compared with 2006:

Other expense at the regulated electric utility decreased $1.0 million, driven by a $3.6 million increase in miscellaneous income, partially offset by a $2.6 million increase in interest expense.

•
The increase in miscellaneous income was primarily a result of increased interest income of $2.9 million received related to the construction of transmission facilities WPS was funding on ATC's behalf pending the start-up of Weston 4.

•
The increase in interest expense was driven by an increase in the average amount of both short-term and long-term debt outstanding and higher average short-term interest rates.  The increased borrowings were primarily utilized to fund the construction of Weston 4.

Regulated Natural Gas Utility Segment Operations

	Year Ended December 31,

	2008	2007	2006	Change in 2008 Over 2007	Change in 2007 Over 2006

Revenues	$539.4	$471.0	$443.8	14.5%	6.1%
Purchased natural gas costs	382.3	322.2	319.8	18.7%	0.8%
Margins	157.1	148.8	124.0	5.6%	20.0%

Operating and maintenance expense	66.8	68.8	65.1	(2.9)%	5.7%
Depreciation and amortization expense	20.9	22.1	22.6	(5.4)%	(2.2)%
Taxes other than income taxes	6.2	6.5	6.9	(4.6)%	(5.8)%

Operating income	63.2	51.4	29.4	23.0%	74.8%

Miscellaneous income	2.4	0.4	0.4	500.0%	-%
Interest expense	(9.0)	(11.1)	(10.4)	(18.9)%	6.7%
Other expense	(6.6)	(10.7)	(10.0)	(38.3)%	7.0%

Income before taxes	$56.6	$40.7	$19.4	39.1%	109.8%

Throughput in therms
Residential	258.1	239.4	217.0	7.8%	10.3%
Commercial and industrial	147.9	133.9	124.6	10.5%	7.5%
Interruptible	20.1	23.1	24.5	(13.0)%	(5.7)%
Interdepartmental	28.6	47.1	27.6	(39.3)%	70.7%
Transport	354.8	344.5	332.2	3.0%	3.7%
Total sales in therms	809.5	788.0	725.9	2.7%	8.6%

Weather
Heating degree days	7,969	7,102	6,785	12.2%	4.7%

Revenue

2008 Compared with 2007:

Regulated natural gas utility revenue increased $68.4 million, driven by:

•	An approximate $50 million increase in revenue driven by the approximate 15.9% increase in the per-unit cost of natural gas in 2008, compared with 2007.

•	An approximate $38 million increase in revenue from colder weather during the 2008 heating season compared with 2007, evidenced by the 12.2% year-over-year increase in heating degree days.

•
An approximate $1 million increase in revenue from WPS receiving the benefit of its 2007 retail natural gas rate increase for the full year of 2008, whereas this rate increase did not benefit 2007 natural gas utility results until its January 12, 2007 effective date.

•
The increase in revenue was partially offset by an approximate $22 million decrease in revenue driven by lower year-over-year natural gas throughput volumes normalized for the impact of weather driven by:

-
An approximate $16 million decrease in revenue related to lower volumes, sold to WPS's electric utility segment.  The decrease in volumes sold to the electric utility segment was a result of a decrease in the need for the electric utility to run its peaking generation units during the 2008 summer cooling season because of cooler year-over-year weather.  In addition, electricity was available from Weston 4, WPS’s coal-fired generating facility that became commercially operational in June 2008.

-
An approximate $4 million decrease in revenue related to lower volumes, normalized for the impact of weather, sold to WPS’s residential customers, driven by customer conservation efforts and a larger number of customer disconnections, which we believe resulted from high energy prices and a general slowdown in the economy.

	-	An approximate $2 million decrease in revenue related to lower demand, excluding the impact of weather, by our commercial and industrial customers, as the economy worsened.

2007 Compared with 2006:

Regulated natural gas utility segment revenue increased $27.2 million, driven by the following:

•
On January 11, 2007, the PSCW issued a final written order to WPS authorizing a retail natural gas rate increase of $18.9 million (3.8%), effective January 12, 2007.  See Note 21, "Regulatory Environment," for more information related to the retail natural gas rate increase at WPS.

•
An 8.6% increase in natural gas throughput volumes.  The increase in natural gas throughput volumes was driven by a 10.3% increase in residential volumes and a 70.7% increase in natural gas volumes sold to the electric utility.  The increase in sales volumes to residential customers was driven in part by colder year-over-year weather during the 2007 heating season.  The increase in natural gas volumes sold to the electric utility was driven by an increase in the need for the electric utility to run its peaking generation units.

•
Natural gas prices were 10.1% lower on a per-unit basis, compared to 2006, resulting in a decrease in natural gas utility revenue, which partially offset the overall increase in natural gas utility revenue at WPS.

Margin

2008 Compared with 2007:

The regulated natural gas utility margin increased $8.3 million, driven by:

•
A 2.7% increase in natural gas throughput volumes which had an approximate $8 million positive impact on natural gas utility margins.  Colder year-over-year weather conditions during the heating season had an approximate $10 million positive impact on margins.  Partially offsetting the positive impact of colder weather conditions, were energy conservation efforts by residential customers and a larger number of customer disconnections year-over-year which had an approximate $2 million impact on margins.

•
An approximate $1 million impact from WPS receiving the benefit of its 2007 retail natural gas rate increase for all of 2008, whereas this rate increase did not benefit 2007 natural gas utility results until its January 12, 2007, effective date.

2007 Compared with 2006:

The regulated natural gas utility segment margin increased $24.8 million, driven by the following:

•	The retail natural gas rate increase as discussed above.

•
An increase in throughput volumes to higher margin residential customers due in part to colder year-over-year weather during the heating season.  The increase in throughput volumes sold to the electric utility did not have a significant impact on WPS's natural gas utility margin.

Operating Income

2008 Compared with 2007:

Operating income at the natural gas utility increased $11.8 million, driven by the $8.3 million increase in  natural gas margin and a $3.5 million decrease in operating expense.  The decrease in operating expense was driven by a $2.9 million decrease in employee benefit costs, resulting primarily from plan design changes and synergy savings related to Integrys Energy Group's merger with PEC.

2007 Compared with 2006:

Operating income increased $22.0 million, primarily driven by the $24.8 million increase in the regulated natural gas utility margin, a $0.9 million decrease in combined depreciation and amortization expense and taxes other than income, partially offset by a $3.7 million increase in operating and maintenance expense.  The change in operating and maintenance expense was primarily related to the allocation of $2.8 million of external costs to achieve merger synergies related to Integrys Energy Group's merger with PEC.

Other Expense

2008 Compared with 2007:

Other expense at the regulated natural gas utility decreased $4.1 million, driven by a $2.1 million decrease in interest expense and a $2.0 million increase in miscellaneous income year-over-year.  The decrease in other expense was driven by:

•	A $2.6 million increase in AFUDC related to the construction of natural gas laterals for connection to the Guardian II pipeline.

•	A decrease in interest expense resulting from a decrease in short-term borrowing levels and a decrease in interest rates for the natural gas segment.

Other Segment Operations

	Year Ended December 31,			Change in 2008 Over	Change in 2007 Over
(Millions)	2008	2007	2006	2007	2006

Operating income	$0.7	$0.8	$1.0	(12.5)%	(20.0)%

Other income	11.8	8.1	9.7	45.7%	(16.5)%

Income before taxes	$12.5	$8.9	$10.7	40.4%	(16.8)%

Other Income

2008 Compared with 2007:

Other income increased $3.7 million and was driven by:

•	A $1.5 million increase in income from WPS’s ownership in both WPS Investments, LLC (a consolidated subsidiary of Integrys Energy Group that owns an approximate 34% interest in ATC) and WRPC.

•	A $1.6 million decrease in interest expense related to lower returns on deferred compensation plans.

•	A $1.2 million increase from various land and building sales in 2008.

2007 Compared with 2006:

Other income decreased $1.6 million and was a result of a $1.3 million gain recognized by WPS through its ownership in WPS Investments, LLC.  WPS Investments, LLC sold its one-third interest in Guardian Pipeline, LLC in 2006.

Provision for Income Taxes

	Year Ended December 31,
	2008	2007	2006

Effective Tax Rate	35.6%	37.1%	36.3%

The 2008 decrease in the effective tax rate was primarily driven by adjustments to taxes.  These adjustments generally relate to the reconciliation of prior year tax expense to the final tax returns filed.

The 2007 slight increase in the effective tax rate was primarily driven by benefits and compensation effects offset by the recognition of previously unrecognized tax benefits in compliance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109."  See Notes 1(o) "Income Taxes," and 12, "Income Taxes," for a discussion of accounting for income taxes on January 1, 2007.

BALANCE SHEET

Net accounts receivable and accrued unbilled revenues decreased $72.2 million (22.1%), from $326.8 million at December 31, 2007, to $254.6 million at December 31, 2008, primarily due to an $82.3 million receivable at December 31, 2007, from ATC related to the construction of transmission facilities required to support Weston 4 that WPS had funded on ATC’s behalf.  WPS received payment for the ATC receivable in 2008.  This decrease was partially offset by a $16.2 million year-over-year increase in accrued unbilled revenues.

Inventories increased $33.5 million (41.2%), from $81.4 million at December 31, 2007, to $114.9 million at December 31, 2008, driven by a $22.2 million (43.4%) increase in natural gas in storage due to an increase in natural gas prices during the year ended December 31, 2008, compared with the same period in 2007.  Fossil fuel inventory increased $11.3 million (37.3%) primarily due to a combination of an increase in coal prices and an increase in coal quantities.  The increase in coal quantities was related to Weston 4 becoming operational in June 2008.

Total regulatory assets increased $212.5 million (95.7%), from $222.1 million at December 31, 2007, to $434.6 million at December 31, 2008.  The regulatory asset related to pension and other postretirement benefit related items increased $235.9 million, primarily related to an increase in the unfunded status of the pension and other postretirement benefit plans due to decreases in the value of plan assets during 2008.  Partially offsetting this increase, the regulatory asset related to MISO Day 2 implementation costs decreased $19.1 million year-over-year as WPS collected these costs in rates.  In addition, the regulatory asset related to deferred nuclear costs decreased $10.6 million year-over-year as WPS is collecting these costs, primarily related to an unplanned outage in 2005, in rates.  See Note 6, "Regulatory Assets and Liabilities," for more information.

Net property, plant, and equipment increased $151.8 million (7.3%), from $2,074.9 million at December 31, 2007, to $2,226.7 million at December 31, 2008, due primarily to the following:

●
Capital expenditures in 2008 of $275.4 million, in part due to $71.3 million related to the construction of the Crane Creek Wind Farm, $55.6 million for natural gas service laterals to the Guardian II natural gas transmission pipeline, $48.0 million related to the construction of Weston 4, $12.3 million related to the purchase of new line transformers, and capital expenditures related to electric and natural gas service for new and existing customers.

●	An offset of $99.5 million from depreciation and amortization expense in 2008.

Accounts payable decreased $62.8 million (33.8%), from $186.0 million at December 31, 2007, to $123.2 million at December 31, 2008, driven by the completion of Weston 4, which became commercially operational in June 2008.  WPS paid contractors related to work performed at Weston 4 during 2008 as these contracts were completed and closed out.  Purchased power also decreased, mainly as a result of Weston 4 becoming operational.

Long-term debt increased $125.2 million (16.8%), from $745.6 million at December 31, 2007, to $870.8 million at December 31, 2008.  In December 2008, WPS issued $125.0 million of Series 6.375%, 7-year Senior Notes.  The net proceeds from the issuance of the Senior Notes were used to fund construction costs and capital additions, retire short-term indebtedness, and for general corporate utility purposes.

Long-term pension and other postretirement benefit obligations increased $247.2 million, from $68.6 million at December 31, 2007, to $315.8 million at December 31, 2008.  The year-over-year increase is primarily related to an increase in the unfunded status of the pension and other postretirement benefit plans due to decreases in the value of plan assets during 2008.

LIQUIDITY AND CAPITAL RESOURCES

WPS believes that its cash balances, liquid assets, operating cash flows, and available borrowing capacity provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects.  However, WPS's operating cash flow and access to capital markets can be impacted by macroeconomic factors outside its control.  In addition, WPS's borrowing costs can be impacted by its short-term and long-term debt ratings assigned by independent credit rating agencies.

Operating Cash Flows

2008 Compared with 2007:

During 2008, net cash provided by operating activities was $160.4 million, compared with $174.2 million in 2007.  The $13.8 million year-over-year decrease in cash provided by operating activities was driven by:

•
A year-over-year decrease in cash related to working capital of $122.2 million.  This decrease was primarily the result of an increase in the average price of natural gas in inventory in 2008, compared to 2007, driven by extremely high natural gas prices during the summer months of 2008, when inventory is generally injected into storage.  Also contributing to the decrease in cash related to working capital was a decrease in accounts payable, due in part to less purchased power and capital expenditures costs related to the Weston 4 generation facility, as it became commercially operational in June 2008.

•	The decrease in cash provided by operating activities was partially offset by:

-
A $78.0 million decrease in net refunds of regulatory assets and liabilities, driven by a decrease in the refund to ratepayers in 2008, compared to 2007, of proceeds WPS received from the liquidation of the nonqualified decommissioning trust fund upon the sale of the Kewaunee Power Station.

-
An $11.6 million year-over-year decrease in pension and other postretirement funding.  The contribution requirements for pension benefits are determined by the PSCW and, as such, funding requirements change from year to year.

2007 Compared with 2006:

During 2007, net cash provided by operating activities was $174.2 million, compared with $217.4 million in 2006.  The $43.2 million year-over-year decrease is primarily attributed to $33.6 million of cash received in 2006 from MGU and MERC related to WPS’s assumption of their pension and other postretirement obligations.

Investing Cash Flows

2008 Compared with 2007:

Net cash used for investing activities was $172.6 million in 2008, compared with $217.0 million in 2007.  The $44.4 million year-over-year decrease in cash used for investing activities was primarily driven by the 2008 reimbursement of $99.7 million from ATC related to WPS’s construction of the transmission facilities required to support Weston 4, partially offset by a $54.3 million increase in cash used for capital expenditures (discussed below).

2007 Compared with 2006:

Net cash used for investing activities was $217.0 million in 2007, compared with $321.2 million in 2006.  The $104.2 million year-over-year decrease in cash used for investing activities was primarily related to an $81.8 million decrease in capital expenditures, attributed mainly to Weston 4, as explained below.  Also contributing $44.0 million to the decrease in net cash used for investing activities in 2007 was WPS’s liquidation of the $22.0 million that was deposited into an escrow account in 2006 for the payment of the outstanding principal balance of First Mortgage Bonds in January 2007 (discussed in "Financing Cash Flows – Significant Financing Activities" below).  These items were partially offset by a $12.3 million year-over-year increase in advances related to transmission facilities that WPS funded on behalf of ATC (ATC reimbursed WPS for expenditures related to these facilities in 2008).

Capital Expenditures

Capital expenditures by business segment for the years ended December 31, 2008, 2007, and 2006 were:

Reportable Segment (millions)	2008	2007	2006
Electric utility	$190.0	$191.2	$268.4
Natural gas utility	85.4	29.9	34.5
WPS consolidated	$275.4	$221.1	$302.9

The increase in capital expenditures at the natural gas utility segment in 2008 compared with 2007 was primarily due to the construction of a natural gas lateral infrastructure that will connect WPS’s natural gas distribution system to the Guardian II natural gas pipeline.

The decrease in capital expenditures at the electric utility in 2007 compared with 2006 was mainly due to lower capital expenditures associated with the construction of Weston 4.  Weston 4 was commercially operational in June 2008.

Financing Cash Flows

2008 Compared with 2007:

Net cash provided by financing activities was $17.1 million in 2008, compared with $46.1 million in 2007.  The $29.0 million decrease in cash provided by financing activities was primarily driven by the receipt of $25.0 million in equity contributions from Integrys Energy Group in 2007, compared to a $10.0 million return of capital from WPS to Integrys Energy Group in 2008, which drove an overall $35.0 million decrease in cash provided by financing activities.  The ability of WPS to return capital to its parent, Integrys Energy Group, in 2008 was primarily related to the $99.7 million reimbursement received from ATC (discussed in Investing Cash Flows above).

2007 Compared with 2006:

Net cash provided by financing activities was $46.1 million in 2007, compared with $102.1 million in 2006.  The $56.0 million decrease was primarily driven by a $60.0 million year-over-year decrease in equity contributions WPS received from Integrys Energy Group.  The equity contributions are necessary in order to comply with WPS’s allowed capital structure as determined by the PSCW, and the decrease was made possible by WPS’s decrease in cash used for investing activities in 2007, compared with 2006.

Significant Financing Activities

WPS had outstanding commercial paper borrowings of $50.0 million and $50.7 million at December 31, 2008, and 2007, respectively.  WPS had other outstanding short-term debt of $10.0 million as of December 31, 2008 and 2007.

In December 2008, WPS issued $125.0 million of Series 6.375%, 7-year Senior Notes.  The net proceeds from the issuance of the Senior Notes were used to fund construction costs and capital additions, retire short-term indebtedness, and for general corporate utility purposes.

In November 2007, WPS issued $125.0 million of Series 5.65%, 10-year Senior Notes.  The net proceeds from the issuance of the Senior Notes were used to fund construction costs and capital additions, retire short-term indebtedness, and for general corporate utility purposes.

On December 14, 2006, the Village of Weston, Wisconsin, issued $22.0 million of 3.95% Pollution Control Refunding Revenue Bonds and loaned the proceeds from the sale of the bonds to WPS.  In return, WPS issued $22.0 million of 3.95% Senior Notes, due in 2013, to the Village of Weston.  At December 31, 2006, the $22.0 million of proceeds received from the Village of Weston were classified as restricted cash.  In January 2007, WPS used the restricted cash to repay the outstanding principal balance of its 6.90% First Mortgage Bonds which originally were to mature in 2013.

In December 2006, WPS issued $125.0 million of 5.55%, 30-year Senior Notes.  The net proceeds from the issuance were used to fund construction costs and capital additions, retire short-term indebtedness, and for general corporate utility purposes.

Credit Ratings

WPS uses internally generated funds and commercial paper borrowings to satisfy most of its capital requirements.  WPS periodically issues long-term debt and receives equity contributions from Integrys Energy Group to reduce short-term debt, fund future growth, and maintain capitalization ratios as authorized by the PSCW.

The current credit ratings for WPS are listed in the table below.

Credit Ratings	Standard & Poor's	Moody's
Issuer credit rating First Mortgage Bonds Senior secured debt Preferred stock Commercial paper Credit facility	A A+ A+ BBB+ A-2 N/A	A1 Aa3 Aa3 A3 P-1 A1

Credit ratings are not recommendations to buy and are subject to change, and each rating should be evaluated independent of any other rating.

On November 25, 2008, Standard & Poor’s revised the outlook on Integrys Energy Group and all of its subsidiaries to negative from stable.  The revised outlook reflected pressure on the current credit ratings given Integrys Energy Groups’ liquidity needs for its nonregulated business, as well as cash flow measures that have not met Standard & Poor’s expectations since the PEC merger.

On March 13, 2008, Standard & Poor’s raised the senior secured debt rating for WPS one notch from A to A+.  The new rating was a result of changes made to the collateral coverage requirements Standard & Poor’s uses when assigning recovery ratings to United States Utility First Mortgage Bonds.

On November 13, 2007, Standard & Poor's revised the outlook on WPS to stable from negative.  Standard & Poor's outlook had been negative since February 21, 2007, as discussed below.  The revised outlook reflected Integrys Energy Group's progress to improve its financial position and business profiles since its one-notch downgrade on February 21, 2007.  On November 13, 2007, Standard & Poor's also reaffirmed its A rating on WPS's senior secured debt.

On February 21, 2007, Standard & Poor's lowered all WPS's issue-specific ratings by one notch as they stated "WPS's liquidity is being pressured by its ongoing construction program."  Standard & Poor's outlook for all Integrys Energy Group related companies was negative pending successful integration of recent acquisitions.

On February 21, 2007, Moody's downgraded WPS's senior secured rating to Aa3 from Aa2, its senior unsecured bank credit facility to A1 from Aa3, and its preferred stock to A3 from A2 and confirmed WPS's commercial paper rating at Prime-1.  Moody's actions to downgrade were due to their concerns about the company's capital expenditure program leading to increased debt levels and pressured financial metrics in the near term.

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of WPS, including its subsidiary, as of December 31, 2008.

		Payments Due By Period
(Millions)	Total Amounts Committed	2009	2010-2011	2012 - 2013	2014 and Thereafter

Long-term debt principal and interest payments (1)	$1,337.3	$48.4	$246.8	$367.6	$674.5
Operating lease obligations	12.5	4.3	5.6	2.0	0.6
Commodity purchase obligations (2)	2,362.4	436.3	720.7	545.5	659.9
Purchase orders (3)	372.4	372.3	0.1	-	-
Pension and other postretirement funding obligations (4)	240.4	12.5	48.9	89.2	89.8
Total contractual cash obligations	$4,325.0	$873.8	$1,022.1	$1,004.3	$1,424.8

(1) Represents bonds and notes issued by WPS. WPS records all principal obligations on the balance sheet.

(2) The costs of commodity purchase obligations are expected to be recovered in future customer rates.

(3) Includes obligations related to normal business operations and large construction obligations.

(4) Obligations for certain pension and other postretirement benefit plans cannot be estimated beyond 2011.

The table above does not reflect payments related to the manufactured gas plant remediation liability of $73.9 million at December 31, 2008, as the amount and timing of payments are uncertain.  See Note 13, "Commitments and Contingencies," for more information about environmental liabilities.  In addition, the table does not reflect any payments for the December 31, 2008 liability related to uncertain tax positions, as the amount and timing of payments are uncertain.  See Note 12, "Income Taxes," for more information about this liability.

Capital Requirements

Estimated construction expenditures for WPS for the three-year period 2009 through 2011 are listed below.

(Millions)
Wind generation projects	$247.1
Environmental projects	171.4
Electric and natural gas distribution projects	127.6
Other projects	162.0
Total capital expenditures	$708.1

All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, market volatility, and economic trends.

Capital Resources

As of December 31, 2008, WPS was in compliance with all covenants relating to outstanding short-term and long-term debt and expects to be in compliance with all such debt covenants for the foreseeable future.

WPS’s revolving credit agreement contains financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.  Termination of the agreements could permit lenders to require immediate repayment of outstanding borrowings thereunder.

WPS's long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.

WPS plans to meet its capital requirements for the period 2009 through 2011 primarily through internally generated funds, net of forecasted dividend payments, and debt and equity financings.  WPS plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes WPS has adequate financial flexibility and resources to meet its future needs.  See Item 7, "Management Discussion and Analysis, Other Future Considerations," for additional information.

In May 2008, WPS filed a shelf registration statement.  As a result, WPS may issue up to $250 million of senior debt securities within the next three years with amounts, prices and terms to be determined at the time of future offerings.  On December 5, 2008, WPS issued $125.0 million of 6.375%, 7-year Senior Notes under this shelf registration statement.

See Note 9, "Short-Term Debt and Lines of Credit," for more information on WPS's credit facilities and other short-term credit agreements.

Other Future Considerations

Impact of Financial Market Turmoil

As widely reported, the financial markets and overall economies in the United States and abroad are currently undergoing a period of significant uncertainty and volatility.  As a result of recent events, WPS's management has placed increased emphasis on monitoring the risks associated with the current credit market environment.  While the impact of continued market volatility and the extent and impacts of any economic downturn cannot be predicted, management currently believes that WPS has sufficient operating flexibility and access to funding sources to maintain adequate amounts of liquidity.

The recent volatility in global capital markets has led to a reduction in the current market value of WPS's share of long-term investments held in the pension plan benefit trusts sponsored by IBS, and of the long-term investments held in WPS's other postretirement benefit plan trusts.  The recent decline in asset value of the plans will likely result in higher pension and other postretirement benefit expenses, and additional future funding requirements.

Regulatory Matters and Rate Trends

To mitigate the volatility of the price of natural gas used for electric generation, and purchased power costs in 2009 and beyond, WPS is employing risk management techniques pursuant to its PSCW-approved Risk Plan and Policy, including the use of derivative instruments such as futures and options.

On February 1, 2007, the five utilities subject to the current Wisconsin fuel rules filed proposed changes to the fuel rules with the PSCW.  The primary proposed change was to implement a 1% "dead band" to limit a utility's annual exposure or opportunity to a maximum of 1% of fuel costs.  The proposed "dead band" differs from the current trigger mechanism in that it would allow a utility to recover or refund all fuel costs outside of the band, rather than only those costs after the trigger date.  A proposed rule for PSCW Chapter 116, "Cost of Fuel," was issued by the PSCW on July 3, 2008, incorporating many of the components of the utilities' proposal, with a 2% bandwidth as opposed to the 1% bandwidth recommended by the utilities.  WPS filed comments on the proposed fuel rules, continuing to support a true "dead band" of 1%.  The PSCW will need to agree on a proposed rule that will then be forwarded to the legislature for review and promulgation.

In the current political, economic, and regulatory environment, the focus on energy efficiency can lead to the implementation of decoupling mechanisms.  In the recently completed WPS rate case, the PSCW approved a settlement filed by WPS and the Wisconsin Citizens Utility Board to implement decoupling for natural gas and electric residential and small commercial sales, along with several energy efficiency initiatives.  In approving the settlement, the PSCW capped the annual amount that can be recovered under the decoupling mechanism to $4.0 million for natural gas service, and $12.0 million for electric service.  On January 16, 2009, WPS requested rehearing to remove or increase the decoupling caps.  On February 24, 2009, in a written order, the PSCW increased the caps to $8.0 million for natural gas service and $14.0 million for electric service.  Under decoupling, WPS is allowed to adjust rates to recover or refund the difference between the actual and authorized margin impact of variations in volumes.

For a discussion of regulatory filings and decisions, see Note 21, "Regulatory Environment."

Weston 4 Operating Issue

The supercritical boiler at WPS's Weston 4 power plant experienced two forced outages related to significant oxidation and subsequent exfoliation within the superheater and reheater outlet tubes.  The additional maintenance costs incurred to date relative to repairing the rupture and returning the superheater and reheater to service have been covered by the boiler’s manufacturer.  WPS has reduced the main steam operating temperature of the boiler to address this issue from a short-term perspective, resulting in reduced output.  The reduced output from Weston 4 requires replacement purchased power to meet WPS’s supply requirements.  WPS is also reviewing potential long-term solutions to resolve this issue with the boiler manufacturer.

New Laws

In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law.  ARRA contains various provisions intended to stimulate the economy.  WPS is currently evaluating the impacts of ARRA on its financial condition, results of operations and cash flows from operations.

In February 2009, Wisconsin Senate Bill (SB) 62 was signed into law.  SB 62 contains various tax provisions intended to reduce Wisconsin’s current budget gap.  WPS is currently evaluating the impacts of SB 62 on its financial condition, results of operations and cash flows from operations

OFF BALANCE SHEET ARRANGEMENTS

See Note 14, "Guarantees," for information regarding WPS's guarantees.

CRITICAL ACCOUNTING POLICIES

The following accounting policies have been determined to be critical to the understanding of WPS's financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain.  WPS's management has discussed these critical accounting policies with the Audit Committee of the Board of Directors of its parent, Integrys Energy Group.

Asset Impairment

WPS reviews certain assets for impairment as required by SFAS No. 142, "Goodwill and Other Intangible Assets."  WPS recorded goodwill of $36.4 million in its natural gas utility segment resulting from the Wisconsin Fuel and Light acquisition in 2001.  The goodwill is tested for impairment annually on April 1 or more frequently when events or circumstances warrant based on the guidance of SFAS No. 142.  The test for impairment includes estimating the fair market value using assumptions about future profitability of our natural gas utility reporting segment and the correlation between our natural gas utility operations and published projections for other similar natural gas utility operations.  A significant change in the natural gas utility market and/or projected future profitability could result in an impairment loss.

Receivables and Reserves

WPS accrues estimated amounts of revenue for services rendered but not yet billed.  Estimated unbilled revenues are calculated using a variety of factors based on customer class.  At December 31, 2008, and 2007, WPS's unbilled revenues were $88.2 million and $72.0 million, respectively.  Any difference between actual revenues and the estimates are recorded in revenue in the next period.  Differences historically have not been significant.

The PSCW follows the direct write-off approach in rates rather than the allowance method; therefore, a regulatory asset is debited rather than an expense account when the reserve for uncollectible accounts is set up.  Actual write-offs at WPS are charged directly to an expense account in lieu of the reserve account.

Pension and Other Postretirement Benefits

The costs of providing non-contributory defined benefit pension benefits and other postretirement benefits, described in Note 15, "Employee Benefit Plans," are dependent upon numerous factors resulting from actual plan experience and assumptions regarding future experience.

Pension and other postretirement benefit costs are impacted by actual employee demographics (including age, compensation levels, and employment periods), the level of contributions made to the plans, and earnings on plan assets.  Pension and other postretirement benefit costs may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, discount rates used in determining the projected pension and other postretirement benefit obligations and costs, and health care cost trends.  Changes made to the plan provisions may also impact current and future pension and other postretirement benefit costs.

The pension and other postretirement benefit plan assets are primarily made up of equity and fixed income investments.  Fluctuations in actual equity and fixed income market returns, as well as changes in general interest rates, may result in increased or decreased benefit costs in future periods.  Management believes that such changes in costs would be recovered through the ratemaking process.

The following chart shows how a given change in certain actuarial assumptions would impact the projected benefit obligation and the reported annual pension cost on the income statement.  Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2008 Pension Cost
Discount rate	(0.5)	$31.0	$(0.2)
Discount rate	0.5	(29.5)	-
Rate of return on plan assets	(0.5)	N/A	2.6
Rate of return on plan assets	0.5	N/A	(2.6)

The following chart shows how a given change in certain actuarial assumptions would impact the accumulated other postretirement benefit obligation and the reported annual other postretirement benefit cost on the income statement.  Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2008 Postretirement Benefit Cost
Discount rate	(0.5)	$18.0	$1.6
Discount rate	0.5	(16.9)	(1.5)
Health care cost trend rate	(1.0)	(31.6)	(4.3)
Health care cost trend rate	1.0	38.7	5.9
Rate of return on plan assets	(0.5)	N/A	0.8
Rate of return on plan assets	0.5	N/A	(0.8)

An interest rate yield curve was developed to enable judgments to be made pursuant to Emerging Issues Task Force Topic No. D-36, "Selection of Discount Rates Used for Measuring Defined Benefit Pension Obligations and Obligations of Post Retirement Benefit Plans Other Than Pensions." The yield curve is comprised of non-callable (or callable with make-whole provisions), high-quality corporate bonds with maturities between 0 and 30 years.  The included bonds are generally rated by Moody’s as Aaa and Aa with a minimum amount outstanding of $50 million.  The expected annual benefit cash flows are discounted for each of the pension and retiree welfare plans using this yield curve, and a single-point discount rate is developed matching each plan’s expected payout structure.

The expected return on asset assumption is based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios.  The assumed long-term rate of return was 8.5% in 2008, 2007, and 2006.  For 2008, 2007, and 2006, the actual rates of return on pension plan assets, net of fees, were (24.7%), 7.3%, and 11.3%, respectively.

The determination of expected return on qualified plan assets is based on a market-related valuation of assets, which reduces year-to-year volatility.  Cumulative gains and losses in excess of 10% of the greater of the pension benefit obligation or market-related value are amortized over the average remaining future service to expected retirement ages.  Realized and unrealized gains and losses on plan assets are recognized over a five-year period for purposes of calculating benefit cost.  Because of this method, the future value of assets will be impacted as previously deferred gains or losses are included in market related value.

In selecting assumed health care cost trend rates, past performance and forecasts of health care costs are considered.  More information on health care cost trend rates can be found in Note 15, "Employee Benefit Plans."

For a table showing future payments that WPS expects to make for pension and other postretirement benefits, see Note 15, "Employee Benefit Plans."

Regulatory Accounting

The electric and natural gas utility segments of WPS follow SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," and our financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating these segments.  Certain items that would otherwise be immediately recognized as revenues and expenses are deferred as regulatory assets and regulatory liabilities for future recovery or refund to customers, as authorized by our regulators.  Future recovery of regulatory assets is not assured, and is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness.  Management regularly assesses whether these regulatory assets and liabilities are probable of future recovery or refund by considering factors such as changes in the regulatory environment, earnings at the utility segments, and the status of any pending or potential deregulation legislation.  Once approved, the regulatory assets and liabilities are amortized into income over the rate recovery period.  If recovery of costs is not approved or is no longer deemed probable, these regulatory assets or liabilities are recognized in current period income.

If our regulated electric and natural gas utility segments would no longer meet the criteria for application of SFAS No. 71, we would discontinue its application as defined under SFAS No. 101, "Regulated Enterprises – Accounting for the Discontinuation of Application of SFAS No. 71."  Assets and liabilities recognized solely due to the actions of rate regulation would no longer be recognized on the balance sheet, but rather classified as an extraordinary item in income for the period in which the discontinuation occurred.  A write-off of all of WPS's regulatory assets and regulatory liabilities at December 31, 2008, would result in a 13.1% decrease in total assets and an 11.9% decrease in total liabilities.  See Note 6, "Regulatory Assets and Liabilities," for more information.

Tax Provision

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes for each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets.  We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance, which is offset by an adjustment to income tax expense in the Consolidated Income Statements.  The interpretation of tax laws involves uncertainty, since tax authorities may interpret them differently.  As of January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109."  As allowed under Interpretation No. 48, WPS elected to change its method of accounting to record interest and penalties paid on income tax obligations as a component of income tax expense.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets.  The assumptions involved are supported by historical data, reasonable projections, and technical interpretations of applicable tax law and regulation across multiple taxing jurisdictions.  Significant changes in these assumptions could have a material impact on WPS's financial condition and results of operations.  See Notes 1(o) "Income Taxes," and 12, "Income Taxes," for a discussion of accounting for income taxes.

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

Market Risks and Other Significant Risks

WPS has potential market risk exposure related to commodity price risk (including regulatory recovery risk), interest rate risk, equity return risk, and principal preservation risk.  WPS has risk management policies in place to monitor and assist in controlling these risks and may use derivative and other instruments to manage some of these exposures, as further described below.

Commodity Price Risk and Regulatory Recovery Risk

The electric operations of WPS buy and sell natural gas and coal for use in power generation. They also purchase power from the MISO market at a price that is often reflective of the underlying cost of natural gas used in power generation.  Prudent fuel and purchased power costs are recovered from customers under one-for-one recovery mechanisms by the wholesale electric operations and Michigan retail electric operations of WPS.  The costs of natural gas used by the natural gas operations of WPS are generally also recovered from customers under one-for-one recovery mechanisms.  These recovery mechanisms greatly reduce commodity price risk for the utilities.

WPS's Wisconsin retail electric operations do not have a one-for-one recovery mechanism for price fluctuations, but biennial rate cases with fuel adjustments have mitigated the year-to-year price risk.  For intra-year price risk, a "fuel window" mechanism is used to recover costs resulting from significant price volatility.  Under the fuel window, if actual fuel and purchased power costs deviate by more than 2% from costs included in the rates charged to customers, a rate review can be triggered.  Once a rate review is triggered, rates may be reset (subject to PSCW approval) for the remainder of the year to recover or refund, on an annualized basis, the projected change in the cost of fuel and purchased power.

To manage commodity price risk, WPS enters into contracts of various durations for the purchase and/or sale of natural gas, fuel for electric generation, and electricity.  In addition, WPS employs risk management techniques pursuant to the risk policies approved by the PSCW, which include the use of derivative instruments such as futures and options.

Interest Rate Risk

WPS is exposed to interest rate risk resulting primarily from its short-term commercial paper borrowings and projected near-term debt financing needs. Exposure to interest rate risk is managed by limiting the amount of variable rate obligations and continually monitoring the effects of market changes on interest rates.  WPS enters into long-term fixed rate debt when it is advantageous to do so.

Due to short-term commercial paper borrowings, WPS has exposure to variable interest rates.  Based on the variable rate debt of WPS outstanding at December 31, 2008, a hypothetical increase in market interest rates of 100 basis points would have increased annual interest expense by $0.6 million.  Comparatively, based on the variable rate debt outstanding at December 31, 2007, an increase in interest rates of 100 basis points would also have increased interest expense by $0.6 million. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

Equity Return and Principal Preservation Risk

WPS currently funds liabilities related to employee benefits through various external trust funds.  The trust funds are managed by numerous investment managers and hold investments in debt and equity securities.  Changes in the market value of these investments can have an impact on the future expenses related to these liabilities.  Declines in the equity markets or declines in interest rates may result in increased future costs for the plans and possible future required contributions for the pension plans.  The trust fund portfolio is monitored by benchmarking the performance of the investments against certain security indices. The employee benefit costs are recovered in customers' rates, mitigating the equity return and principal preservation risk on these exposures.  During 2008, Integrys Energy Group closed its qualified pension plan to non-union new hires, including non-union new hires at WPS, reducing WPS's future exposure to equity return and principal preservation risk.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.  MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of WPS and its subsidiary is responsible for establishing and maintaining adequate internal control over financial reporting.  WPS control systems were designed to provide reasonable assurance to WPS management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

WPS management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2008, WPS's internal control over financial reporting is effective based on those criteria.

WPS's independent registered public accounting firm has issued an audit report on the effectiveness of WPS internal control over financial reporting.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

B.  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Wisconsin Public Service Corporation:

We have audited the internal control over financial reporting of Wisconsin Public Service Corporation and subsidiary (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 25, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 25, 2009

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

C. CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31
(Millions)	2008	2007	2006

Operating revenues
Electric	$1,209.0	$1,125.1	$990.6
Natural gas	539.4	471.0	443.8
Total operating revenues	1,748.4	1,596.1	1,434.4

Electric production fuels	204.4	162.6	142.6
Purchased power	384.6	411.1	353.5
Natural gas purchased for resale	382.3	322.2	319.8
Operating and maintenance expense	403.2	352.3	294.2
Depreciation and amortization expense	99.5	96.4	95.8
Taxes other than income taxes	46.6	45.5	43.5
Operating income	227.8	206.0	185.0

Miscellaneous income	21.6	17.6	15.8
Interest expense	(44.0)	(43.5)	(40.4)
Other expense	(22.4)	(25.9)	(24.6)

Income before taxes	205.4	180.1	160.4
Provision for income taxes	73.1	66.8	58.3
Net income	132.3	113.3	102.1

Preferred stock dividend requirements	3.1	3.1	3.1
Earnings on common stock	$129.2	$110.2	$99.0

The accompanying notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D. CONSOLIDATED BALANCE SHEETS

At December 31
(Millions)	2008	2007

Assets
Cash and cash equivalents	$9.0	$4.1
Accounts receivable and accrued unbilled revenues, net of reserves of $4.8 and $4.0, respectively	254.6	326.8
Receivables from related parties	40.6	14.6
Inventories	114.9	81.4
Assets from risk management activities	7.3	14.2
Regulatory assets	34.4	49.3
Materials and supplies, at average cost	25.8	24.3
Prepaid federal income tax	3.0	46.5
Prepaid gross receipts tax	39.4	34.9
Other current assets	14.2	7.2
Current assets	543.2	603.3

Property, plant, and equipment, net of accumulated depreciation of $1,107.7 and $1,071.2, respectively	2,226.7	2,074.9
Regulatory assets	400.2	172.8
Receivables from related parties	27.4	48.2
Other	116.2	118.4
Total assets	$3,313.7	$3,017.6

Liabilities and Shareholders' Equity
Short-term debt	$60.0	$60.7
Accounts payable	123.2	186.0
Payables to related parties	22.5	52.1
Liabilities from risk management activities	12.8	6.0
Regulatory liabilities	16.6	21.9
Other current liabilities	49.8	73.7
Current liabilities	284.9	400.4

Long-term debt to parent	9.9	10.5
Long-term debt	870.8	745.6
Deferred income taxes	198.8	161.4
Deferred investment tax credits	10.7	11.9
Regulatory liabilities	232.3	252.9
Environmental remediation liabilities	73.9	67.5
Pension and other postretirement benefit obligations	315.8	68.6
Payables to related parties	10.5	19.2
Other	79.9	81.8
Long-term liabilities	1,802.6	1,419.4

Commitments and contingencies

Preferred stock with no mandatory redemption - $100 par value; 1,000,000 shares authorized; 511,882 shares issued and outstanding	51.2	51.2
Common stock - $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid-in capital	707.4	713.8
Retained earnings	372.0	337.2
Total liabilities and shareholders' equity	$3,313.7	$3,017.6

The accompanying notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

E. CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31
(Millions, except share amounts)		2008	2007

Common stock equity
Common stock, $4 par value, 32,000,000 shares authorized,
23,896,962 shares outstanding		$95.6	$95.6
Additional paid in capital		707.4	713.8
Retained earnings		372.0	337.2
Total common stock equity		1,175.0	1,146.6

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized
with no mandatory redemption -

Series	Shares Outstanding
5.00%	131,916	13.2	13.2
5.04%	29,983	3.0	3.0
5.08%	49,983	5.0	5.0
6.76%	150,000	15.0	15.0
6.88%	150,000	15.0	15.0
Total preferred stock		51.2	51.2

Long-term debt to parent
	Year Due
	2015	4.0	4.3
	2016	5.9	6.2
Total long-term debt to parent		9.9	10.5

Long-term debt
First Mortgage Bonds
Series	Year Due

7.125%	2023	0.1	0.1
Senior Notes
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
3.95%	2013	22.0	22.0
4.80%	2013	125.0	125.0
6.375%	2015	125.0	-
5.65%	2017	125.0	125.0
6.08%	2028	50.0	50.0
5.55%	2036	125.0	125.0
Total First Mortgage Bonds and Senior Notes		872.1	747.1
Unamortized discount on long-term debt, net		(1.3)	(1.5)
Total long-term debt		870.8	745.6
Total capitalization		$2,106.9	$1,953.9

The accompanying notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

F. CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

						Accumulated
	Comprehensive		Common	Additional Paid in	Retained	Other Comprehensive
(Millions)	Income	Total	Stock	Capital	Earnings	Income (Loss)

Balance at December 31, 2005		$996.5	$95.6	$595.8	$308.9	$(3.8)
Earnings on common stock	$99.0	99.0	-	-	99.0	-
Other comprehensive income - minimum pension liability (net of taxes of $2.5)	3.8	3.8	-	-	-	3.8
Comprehensive income	$102.8	-	-	-	-	-
Net equity infusions from parent		85.0	-	85.0	-	-
Dividends to parent		(88.0)	-	-	(88.0)	-
Adjustments to initially apply SFAS No. 158 (net of taxes of $0.1)		(0.2)	-	-	-	(0.2)
Other		3.9	-	4.3	(0.4)	-

Balance at December 31, 2006		$1,100.0	$95.6	$685.1	$319.5	$(0.2)
Earnings on common stock	$110.2	110.2	-	-	110.2	-
Comprehensive income	$110.2	-	-	-	-	-
Net equity infusions from parent		25.0	-	25.0	-	-
Dividends to parent		(91.2)	-	-	(91.2)	-
Adjustments to SFAS No. 158 (net of taxes of $0.1)		0.2	-	-	-	0.2
Other		2.4	-	3.7	(1.3)	-

Balance at December 31, 2007		$1,146.6	$95.6	$713.8	$337.2	$-
Earnings on common stock	$129.2	129.2	-	-	129.2	-
Comprehensive income	$129.2	-	-	-	-	-
Net return of capital to parent		(10.0)	-	(10.0)	-	-
Dividends to parent		(93.9)	-	-	(93.9)	-
Other		3.1	-	3.6	(0.5)	-

Balance at December 31, 2008		$1,175.0	$95.6	$707.4	$372.0	$-

The accompanying notes are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

G. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2008	2007	2006
Operating Activities:
Net Income	$132.3	$113.3	$102.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	99.5	96.4	95.8
Refund of nonqualified decommissioning fund	(0.5)	(70.6)	(54.5)
Recovery of MISO Day 2 expenses	19.8	-	-
Recovery of Kewaunee outage expenses	10.1	18.0	9.5
Weston 3 outage expenses	0.4	(22.7)	-
Recoveries and refunds of other regulatory assets and liabilities	7.7	11.7	4.8
Deferred income taxes and investment tax credit	12.6	21.5	20.7
Bad debt expense	9.4	7.8	7.7
Allowance for equity funds used during construction	(7.0)	(1.2)	(0.7)
Pension and other postretirement expense	6.8	24.6	37.0
Pension and other postretirement funding	(23.5)	(35.1)	(43.2)
Assumption of pension and other postretirement liabilities of MERC and MGU	-	-	33.6
Equity income, net of dividends	(0.8)	(3.2)	(2.2)
Other, net	23.4	21.3	25.9
Changes in -
Accounts receivable and accrued unbilled revenues	(53.6)	(38.4)	5.0
Inventories	(31.8)	20.9	(2.2)
Prepaid federal income taxes	43.5	(14.9)	(14.0)
Other current assets	(5.3)	5.8	(13.6)
Accounts payable	(74.7)	24.8	(2.7)
Accrued taxes	(3.8)	2.3	0.5
Other current liabilities	(4.1)	(8.1)	7.9
Net cash provided by operating activities	160.4	174.2	217.4

Investing Activities:
Capital expenditures	(275.4)	(221.1)	(302.9)
Proceeds from sale of property	7.3	-	-
Assets transferred to IBS	8.5	-	-
Restricted cash for repayment of long-term debt	-	22.0	(22.0)
Cash paid for transmission interconnection	(17.4)	(23.9)	(11.6)
Proceeds received from transmission interconnection	99.7	-	-
Other	4.7	6.0	15.3
Net cash used for investing activities	(172.6)	(217.0)	(321.2)

Financing Activities:
Short-term debt - net	(0.7)	12.7	(37.0)
Issuance of long-term debt	125.0	125.0	147.0
Payments of long-term debt	(0.6)	(22.5)	(0.5)
Dividends to parent	(93.9)	(91.2)	(88.0)
Net equity contributions (to) from parent	(10.0)	25.0	85.0
Preferred stock dividends	(3.1)	(3.1)	(3.1)
Other	0.4	0.2	(1.3)
Net cash provided by financing activities	17.1	46.1	102.1

Change in cash and cash equivalents	4.9	3.3	(1.7)
Cash and cash equivalents at beginning of year	4.1	0.8	2.5
Cash and cash equivalents at end of year	$9.0	$4.1	$0.8

The accompanying notes are an integral part of these statements.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

H.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Nature of Operations--WPS is a regulated electric and natural gas utility, serving an approximate 11,000 square mile service territory in northeastern Wisconsin and an adjacent portion of Michigan’s Upper Peninsula.  At December 31, 2008, WPS had only one wholly owned subsidiary, WPS Leasing.

The term "utility" refers to the regulated activities of the electric and natural gas utility segments, while the term "nonutility" refers to the activities of the electric and natural gas utility segments that are not regulated.

(b)           Consolidation Basis of Presentation--The Consolidated Financial Statements include the accounts of WPS and its wholly owned subsidiary, after eliminating intercompany transactions and balances.  The cost method of accounting is used for investments when WPS owns less than 20% of the voting equity of a company, unless other evidence indicates we have significant influence over the operating and financial policies of the investee.  Investments in businesses not controlled by WPS, but over which we have significant influence regarding the operating and financial policies of the investee, are accounted for using the equity method.

(c)           Use of Estimates--We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  We make estimates and assumptions that affect assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

(d)           Cash and Cash Equivalents--Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the WPS Consolidated Statements of Cash Flows:

(Millions)	2008	2007	2006
Cash paid for interest	$42.7	$37.6	$32.4
Cash paid for income taxes	59.1	30.8	37.2

Significant non-cash transactions were:

(Millions)	2008	2007	2006
Construction costs funded through accounts payable	$20.6	$26.1	$32.0

(e)           Revenue and Customer Receivables--Revenues are recognized on the accrual basis and include estimated amounts for electric and natural gas services provided but not billed.  At December 31, 2008 and 2007, WPS's unbilled revenues were $88.2 million and $72.0 million, respectively.  Currently there are no customers or industries that account for more than 10% of WPS's revenues.

Prudent fuel and purchased power costs are recovered from customers under one-for-one recovery mechanisms by the wholesale electric operations and Michigan retail electric operations of WPS, which provide for subsequent adjustments to rates for all changes in commodity costs.  There is a portion of WPS's wholesale electric business that limits cost recovery to no greater than the 2-year average rate charged to large industrial retail customers for that same period.  The costs of natural gas prudently incurred by WPS's natural gas utility operations are also recovered from customers under one-for-one recovery mechanisms.

WPS's Wisconsin retail electric operations do not have a one-for-one recovery mechanism.  Instead, a "fuel window" mechanism is used to recover fuel and purchased power costs.  Under the fuel window, if actual fuel and purchased power costs deviate by more than 2% from costs included in the rates charged to customers, a rate review can be triggered.  Once a rate review is triggered, rates may be reset (subject to PSCW approval) for the remainder of the year to recover or refund, on an annualized basis, the projected increase or decrease in the cost of fuel and purchased power.

WPS is required to provide service and grant credit to customers within its service territories.  WPS continually reviews its customers' credit-worthiness and obtains or refunds deposits accordingly. WPS is precluded from discontinuing service to residential customers during winter moratorium months.

WPS presents revenue net of pass-through taxes on the Consolidated Statements of Income.

(f)           Inventories--Inventories consist of natural gas in storage and fossil fuels, including coal.  Average cost is used to value fossil fuels and natural gas in storage.

(g)           Risk Management Activities--As part of its regular operations, WPS enters into contracts, including options, futures, forwards, and other contractual commitments, to manage changes in commodity prices, which are described more fully in Note 2, "Risk Management Activities."  Derivative instruments are entered into in accordance with the terms of the risk management policies and plans approved by the PSCW.

WPS accounts for derivative instruments pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted.  Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and sales exception.  Most energy-related physical and financial derivatives at WPS qualify for regulatory deferral subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  These derivatives are marked to fair value pursuant to SFAS No. 133 and are offset with a corresponding regulatory asset or liability.  Management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be collected from or refunded to customers.

WPS classifies unrealized gains and losses on derivative instruments that do not qualify for regulatory deferral as a component of revenues.

FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," as amended, provides the option to present certain asset and liability derivative positions net on the balance sheet and to net the related cash collateral against these net derivative positions.  WPS elected not to net these items in its Consolidated Balance Sheets.  Cash collateral provided to others is reflected in accounts receivable on the Consolidated Balance Sheets.

(h)           Emission Allowances--WPS accounts for emission allowances as inventory at average cost by vintage year.  Charges to income result when allowances are utilized in operating WPS's generation plants. Gains on sales of allowances are generally returned to ratepayers.

(i)           Property, Plant, and Equipment--Utility plant is stated at the original cost of construction, including AFUDC.  The costs of renewals and betterments of units of property (as distinguished from minor items of property) are capitalized as additions to the utility plant accounts.  Except for land, no gain or loss is recognized in connection with ordinary retirements of utility property units.  Maintenance, repair, replacement, and renewal costs associated with items not qualifying as units of property are considered operating expenses.  WPS charges the cost of units of property retired, sold, or otherwise disposed of, less salvage value, to the accumulated provision for depreciation.  WPS records a regulatory liability for removal costs included in rates, with removal costs charged against the liability as incurred.

WPS records straight-line depreciation expense over the estimated useful life of utility property, using depreciation rates as approved by the applicable regulators. Annual utility composite depreciation rates are shown below.

Annual Utility Composite Depreciation Rates	2008	2007	2006
Electric	3.09%	3.35%	3.36%
Natural gas	3.39%	3.52%	3.57%

Interest capitalization is applied to nonutility property during construction, and a gain and loss is recognized for retirements.  Currently, nonutility property consists primarily of land.

WPS capitalizes certain costs related to software developed or obtained for internal use and amortizes those costs to operating expense over the estimated useful life of the related software, which ranges from three to seven years.

See Note 3, "Property, Plant, and Equipment," for details regarding WPS's property, plant, and equipment balances.

(j)           AFUDC--WPS capitalizes the cost of funds used for construction using a calculation that includes both internal equity and external debt components, as required by regulatory accounting.  The internal equity component of capitalized AFUDC is accounted for as other income, and the external debt component is accounted for as a decrease to interest expense.

Approximately 50% of WPS's retail jurisdictional construction work in progress expenditures are subject to the AFUDC calculation. For 2008, WPS's average AFUDC retail rate was 8.61%.  WPS's construction work in progress average AFUDC wholesale rate was 8.04%.

WPS's allowance for equity funds used during construction for 2008, 2007, and 2006 was $5.2 million, $0.9 million, and $0.6 million, respectively.  WPS's allowance for borrowed funds used during construction for 2008, 2007, and 2006 was $1.8 million, $0.3 million, and $0.2 million, respectively.

(k)           Regulatory Assets and Liabilities--The regulated electric and natural gas utility segments of WPS are subject to the provisions of SFAS No. 71.  Regulatory assets represent probable future revenue associated with certain costs or liabilities that have been deferred and are expected to be recovered from customers through the ratemaking process.  Regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or amounts collected in rates for future costs.  If at any reporting date a previously recorded regulatory asset is no longer probable of recovery, the regulatory asset is reduced to the amount considered probable of recovery with the reduction charged to expense in the year the determination is made.  See Note 6, "Regulatory Assets and Liabilities," for more information.

(l)           Goodwill and Other Intangible Assets--In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other intangible assets with indefinite lives are not amortized, but are subject to an annual impairment test.  WPS performs its goodwill impairment test during the second quarter of each year.  Interim impairment tests are performed whenever events or changes in circumstances indicate that the asset might be impaired.  For more information on WPS's goodwill, see Note 7, "Goodwill."

(m)           Retirement of Debt--Any call premiums or unamortized expenses associated with refinancing utility debt obligations are amortized consistent with regulatory treatment of those items.  Any gains or losses resulting from the retirement of utility debt that is not refinanced are either amortized over the remaining life of the original debt or recorded through earnings.

(n)           Asset Retirement Obligations--WPS applies SFAS No. 143, "Accounting for Asset Retirement Obligations," and FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations."  Under these accounting standards, WPS recognizes legal obligations at fair value associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development, and/or normal operation of the assets.  A liability is recorded for these obligations as long as the fair value can be reasonably estimated, even if the timing or method of settling the obligation is unknown.  The asset retirement obligations are accreted using a credit-adjusted risk-free interest rate commensurate with the expected settlement dates of the asset retirement obligations; this rate is determined at the date the obligation is incurred.  The associated retirement costs are capitalized as part of the related long-lived assets and are depreciated over the useful lives of the assets.  See Note 11, "Asset Retirement Obligations," for more information.

(o)           Income Taxes--WPS accounts for income taxes using the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes."  Under this method, deferred income taxes have been recorded using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements.  Due to the effects of the regulation of WPS, certain adjustments made to defer income taxes are, in turn, recorded as regulatory assets or liabilities.

WPS adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FAS 109," on January 1, 2007. As a result of the implementation of Interpretation No. 48, WPS recognized a $0.9 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 balance of retained earnings.

For investment tax credits generated in our regulated operations that apply SFAS No. 71, our regulators reduce our future rates over the lives of the property to which the tax credits relate; accordingly, we defer the investment tax credits in the year our taxes payable are reduced and we reduce income tax expense over the useful lives of the related property.

WPS is included in the consolidated United States income tax return filed by Integrys Energy Group that includes WPS's wholly owned subsidiary WPS Leasing. WPS and its consolidated subsidiary are parties to a tax allocation arrangement with Integrys Energy Group and its subsidiaries under which each entity determines its income tax provision on a separate company basis.  WPS settles the intercompany liabilities at the time that payments are made to the applicable taxing authority.  At December 31, 2008, there are no significant intercompany payables or receivables for income taxes.

For more information regarding WPS's accounting for income taxes, see Note 12, "Income Taxes."

(p)           Guarantees--WPS applies Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  For additional information on guarantees, see Note 14, "Guarantees."

(q)           Employee Benefits--The costs of pension and other postretirement benefits are expensed over the periods during which the employees render service.  The transition obligation related to the other postretirement plans is being recognized over a 20-year period beginning in 1993.  In computing the expected return on plan assets, a market related value of plan assets is used that recognizes changes in fair value over the subsequent five years.  The benefit costs associated with employee benefit plans are allocated among Integrys Energy Group's subsidiaries based on employees’ time reporting and actuarial calculations, as applicable.  WPS’s regulators allow recovery in rates for the net periodic benefit cost calculated under GAAP.

WPS adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)," at December 31, 2006.  SFAS No. 158 requires employers to recognize a defined benefit postretirement plan's funded status in the balance sheet, and recognize changes in the plan's funded status in the year in which the changes occur.  WPS records changes in the funded status to regulatory asset or liability accounts, pursuant to SFAS No. 71.

WPS accounts for its participation in benefit plans sponsored by IBS as a multiple employer plan.  Under affiliate agreements, WPS is responsible for its share of plan obligations and is entitled to its share of plan assets; accordingly, WPS accounts for its pro rata share of the IBS plan as its own plan.  WPS and IBS use a December 31 measurement date for all plans.

For additional information on WPS's employee benefits, see Note 15, "Employee Benefit Plans."

(r)           Stock-Based Employee Compensation--WPS employees participate in Integrys Energy Group's stock-based employee compensation plans, which are described more fully in Note 18, "Stock-Based Compensation."  Effective January 1, 2006, WPS adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method.  Under this transition method, prior periods' results were not restated.  Stock-based compensation cost for 2006 included compensation cost for all stock-based compensation awards granted prior to, but not yet fully vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, adjusted for estimated future forfeitures.  The fair values of stock-based compensation awards granted after January 1, 2006 were estimated in accordance with the provisions of SFAS No. 123(R).  The cumulative effect of a change in accounting principle recorded upon adoption of SFAS No. 123(R) was not significant.

(s)           Fair Value-- Effective January 1, 2008, WPS adopted SFAS No. 157, "Fair Value Measurements."  This standard defines fair value and requires enhanced disclosures about assets and liabilities carried at fair value.  As of December 31, 2008, these additional disclosures are required only for financial assets and liabilities measured at fair value and for nonfinancial assets and liabilities measured at fair value on a recurring basis, following the guidance in FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157."  These disclosures can be found in Note 19, "Fair Value."

According to SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  As permitted under SFAS No. 157, WPS utilizes a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing certain derivative assets and liabilities.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

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

(t)              New Accounting Pronouncements--In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations."  SFAS No. 141(R) provides greater consistency in the accounting for and financial reporting of business combinations.  Among other changes, the standard will require the following: (1) all assets acquired and liabilities assumed must be recognized at the transaction date, including those related to contractual contingencies, (2) transaction costs and restructuring costs that the acquirer expects, but is not obligated, to incur are to be expensed, (3) changes to deferred tax benefits as a result of the business combination must be recognized immediately in income from continuing operations or equity, depending on the circumstances, and (4) in a bargain purchase, a gain is to be recorded instead of writing down fixed assets.  Certain new disclosure requirements will enable the evaluation of the nature and financial effect of the business combination.  SFAS No. 141(R) is effective for business combinations consummated after January 1, 2009.  Also effective January 1, 2009, any adjustments to uncertain tax positions from business combinations consummated prior to January 1, 2009, will no longer be recorded as an adjustment to goodwill, but will be reported in income.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133."  SFAS No. 161 requires enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, as amended, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for WPS for the reporting period ending March 31, 2009, and will result in expanded disclosures for derivatives instruments.

Emerging Issues Task Force (EITF) Issue No. 08-6, "Equity Method Investment Accounting Considerations," was ratified in November 2008.  Issue No. 08-6 is intended to clarify the application of the equity method of accounting following adoption of SFAS No. 141(R). According to the guidance, the initial carrying value of an equity method investment should include transaction costs; an other-than-temporary impairment test should be performed on the overall investment, rather than on the underlying indefinite-lived intangible assets; the equity method investee's issuance of shares should be accounted for as the sale of a proportionate share of the investment; and no gain or loss should be recognized when changing the method of accounting for an investment from the equity method to the cost method. WPS does not expect EITF Issue No. 08-6 to have a significant impact on its financial statements.

FASB Staff Position (FSP) No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," was issued in December 2008.  This FSP amends SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits," and requires additional disclosures about plan assets. These disclosures include: a description of investment policies and strategies, disclosures of the fair value of each major category of plan assets, information about the fair value measurements of plan assets, and disclosures about significant concentrations of risk in plan assets.  This FSP is effective for WPS for the reporting period ending December 31, 2009, and will result in expanded disclosures related to postretirement benefit plan assets.

NOTE 2--RISK MANAGEMENT ACTIVITIES

The following table shows WPS's assets and liabilities from risk management activities as of December 31, 2008, and 2007:

	Assets		Liabilities
(Millions)	2008	2007	2008	2007
Commodity contracts	$0.5	$1.2	$8.9	$1.6
Financial transmission rights	6.8	13.0	4.1	4.4
Total	$7.3	$14.2	$13.0	$6.0
Balance Sheet Presentation
Current	$7.3	$14.2	$12.8	$6.0
Other long-term	-	-	0.2	-
Total	$7.3	$14.2	$13.0	$6.0

Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

The derivatives listed in the above table as "commodity contracts" include a limited number of natural gas purchase contracts as well as financial derivative contracts (NYMEX futures and options) used by WPS's natural gas and electric utility segments to mitigate the risk associated with the market price volatility of natural gas.  The electric utility segment also uses financial instruments to manage transmission congestion costs, which are shown in the above table as "financial transmission rights."

The following table shows WPS's cash collateral positions:

(Millions)	December 31, 2008	December 31, 2007
Cash collateral provided to others	$13.1	$6.5
Cash collateral received from others	-	-

NOTE 3--PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment in service at December 31 consisted of the following utility and nonutility assets:

(Millions)	2008	2007
Electric utility *	$2,566.2	$2,032.9
Natural gas utility	606.7	576.8
Total utility plant	3,172.9	2,609.7
Less: Accumulated depreciation	1,100.8	1,064.8
Net	2,072.1	1,544.9
Construction work in progress *	145.9	520.7
Net utility plant	2,218.0	2,065.6

Nonutility plant	15.6	15.5
Less: Accumulated depreciation	6.9	6.4
Net	8.7	9.1
Construction work in progress	-	0.2
Net nonutility plant	8.7	9.3

Total property, plant, and equipment	$2,226.7	$2,074.9

*   Includes the impact of the Weston 4 power plant becoming commercially operational in June 2008.

NOTE 4--ACQUISITIONS AND SALES OF ASSETS

In April 2006, WPS Investments, LLC, completed the sale of its one-third interest in Guardian Pipeline, LLC to Northern Border Partners, LP for $38.5 million.  WPS recognized a $1.2 million pre-tax gain in the second quarter of 2006 based on its ownership interest in WPS Investments, LLC.

NOTE 5--JOINTLY OWNED UTILITY FACILITIES

WPS holds a joint ownership interest in certain electric generating facilities.  WPS is entitled to receive generating capability and output of each facility equal to its respective ownership interest.  WPS also pays its ownership share of additional construction costs, fuel inventory purchases, and operating expenses unless specific agreements have been executed to limit their maximum exposure to additional costs.  WPS's share of significant jointly owned electric generating facilities as of December 31, 2008, was as follows:

(Millions, except for percentages and megawatts)	Weston 4	West Marinette Unit No. 33	Columbia Energy Center Units 1 and 2	Edgewater Unit No. 4
Ownership	70.0%	68.0%	31.8%	31.8%
WPS's share of rated capacity (megawatts)	374.8	51.7	355.6	101.9
Utility plant in service	$611.9	$18.3	$159.5	$33.8
Accumulated depreciation	$ 40.4	$ 9.3	$ 99.5	$22.4
In-service date	2008	1993	1975 and 1978	1969

WPS's share of direct expenses for these plants is recorded in operating expenses in the Consolidated Statements of Income.  WPS has supplied its own financing for all jointly owned projects.

NOTE 6--REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected in WPS's Consolidated Balance Sheets as of December 31:

(Millions)	2008	2007

Regulatory assets
Pension and other postretirement benefit related items	$246.8	$10.9
Environmental remediation costs (net of insurance recoveries)	74.1	70.0
De Pere Energy Center	35.8	38.2
Nuclear costs	24.1	34.7
Weston 3 lightning strike	22.3	22.7
Derivatives	13.6	6.4
Reserve for uncollectible accounts	4.8	4.0
Asset retirement obligations	4.3	4.0
Energy recoveries	3.6	3.4
Income tax related items	1.1	1.2
MISO costs	-	19.1
Other	4.1	7.5
Total	$434.6	$222.1
Balance Sheet Presentation
Current	$34.4	$49.3
Long-term	400.2	172.8
Total	$434.6	$222.1

Regulatory liabilities
Cost of removal reserve	$202.0	$193.1
Pension and other postretirement benefit related items	21.1	50.8
ATC and MISO refunds	9.6	5.3
Energy refunds	6.2	1.9
Derivatives	4.8	13.3
Income tax related items	1.8	4.3
Other	3.4	6.1
Total	$248.9	$274.8
Balance Sheet Presentation
Current	$16.6	$21.9
Long-term	232.3	252.9
Total	$248.9	$274.8

WPS expects to recover its regulatory assets and incur future costs or refund its regulatory liabilities through rates charged to customers based on specific ratemaking decisions or precedent for each item over periods specified by the regulators or over the normal operating period of the assets and liabilities to which they relate.  Based on prior and current rate treatment for such costs, it is probable that WPS will continue to recover from customers the regulatory assets described above.

The regulatory assets listed in the table above related to environmental remediation costs and the Weston 3 lightning strike are not earning a rate of return.  The regulatory asset for environmental remediation costs includes both liabilities and insignificant costs incurred to remediate the former manufactured gas plant sites.  WPS is authorized recovery of the regulatory asset related to the Weston 3 lightning strike over a six-year period.  These regulatory assets are expected to be recovered from customers in future rates; however, the carrying costs of these assets are borne by Integrys Energy Group’s shareholders.

See Note 1(g), "Summary of Significant Accounting Policies--Risk Management Activities," Note 13, "Commitments and Contingencies," Note 15, "Employee Benefit Plans," and Note 21, "Regulatory Environment," for more information on some of the more significant regulatory assets and liabilities listed in the above table.

NOTE 7--GOODWILL

At December 31, 2008, and 2007, goodwill recorded by WPS's natural gas segment was $36.4 million and related to its 2001 acquisition of Wisconsin Fuel and Light Company.  Goodwill is included in other long-term assets on the Consolidated Balance Sheets.

NOTE 8--LEASES

WPS leases various property, plant, and equipment.  Terms of the leases vary but generally require WPS to pay property taxes, insurance premiums, and maintenance costs associated with the leased property.  Many of WPS's leases contain one of the following options upon the end of the lease term: (a) purchase the property at the current fair market value or (b) exercise a renewal option, as set forth in the lease agreement.  Rental expense attributable to operating leases was $7.1 million, $4.7 million, and $5.3 million in 2008, 2007, and 2006, respectively.  Future minimum rental obligations under non-cancelable operating leases are payable as follows:

Year ending December 31
(Millions)

2009	$4.3
2010	3.4
2011	2.2
2012	1.0
2013	1.0
Later years	0.6
Total payments	$12.5

NOTE 9--SHORT-TERM DEBT AND LINES OF CREDIT

WPS's short-term borrowings consist of sales of commercial paper, borrowings under revolving credit facilities, and short-term notes.  Amounts shown are as of December 31:

(Millions, except for percentages)	2008	2007	2006
Commercial paper outstanding	$50.0	$50.7	$38.0
Average discount rate on outstanding commercial paper	5.27%	5.65%	5.47%
Short-term notes payable outstanding	$10.0	$10.0	$10.0
Average interest rate on short-term notes payable	1.86%	5.20%	5.30%

The commercial paper at December 31, 2008, had varying maturity dates ranging from January 5, 2009, through January 30, 2009.

WPS manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to WPS's short-term debt, lines of credit, and remaining available capacity as of December 31:

(Millions)	Maturity	2008	2007
Revolving credit facility (1)	6/02/10	$115.0	$115.0
Revolving short-term notes payable (2)	5/13/09	10.0	10.0
Total short-term credit capacity		125.0	125.0

Less:
Letters of credit issued inside credit facilities		3.8	3.8
Loans outstanding under the credit agreements and notes payable		10.0	10.0
Commercial paper outstanding		50.0	50.7
Available capacity under existing agreements		$61.2	$60.5

(1) Provides support for WPS's commercial paper borrowing program.
(2) This note is renewed every six months and is used for general corporate purposes.

At December 31, 2008, WPS was in compliance with all covenants relating to outstanding short-term debt and expects to be in compliance with all such debt covenants for the foreseeable future. WPS’s revolving credit agreement contains financial and other covenants, including, but not limited to a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. Termination of the agreements could permit lenders to require immediate repayment of outstanding borrowings thereunder.

NOTE 10--LONG-TERM DEBT

See WPS's Consolidated Statements of Capitalization for details on WPS's long-term debt.

In December 2008, WPS issued $125.0 million of Series 6.375% Senior Notes due December 1, 2015.  The net proceeds from the issuance of the Senior Notes were used for funding construction costs and other capital additions, retiring short-term debt related to construction, and general corporate utility purposes.

In November 2007, WPS issued $125.0 million of series 5.65% Senior Notes due November 1, 2017.  The net proceeds from the issuance of the Senior Notes were used for funding construction costs and other capital additions and general corporate utility purposes.

WPS's First Mortgage Bonds and Senior Notes are subject to the terms and conditions of WPS's First Mortgage Indenture. Under the terms of the Indenture, substantially all property owned by WPS is pledged as collateral for these outstanding debt securities.  All of these debt securities require semi-annual payments of interest. WPS Senior Notes become non-collateralized if WPS retires all of its outstanding First Mortgage Bonds and no new mortgage indenture is put in place.

At December 31, 2008, WPS was in compliance with all covenants relating to outstanding long-term debt and expects to be in compliance with all such debt covenants for the foreseeable future.  WPS's long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.

A schedule of all principal debt payment amounts, including bond maturities and early retirement payments is as follows:

Year ending December 31 (Millions)

2009	$-
2010	-
2011	150.0
2012	150.0
2013	147.0
Later years	425.1
Total payments	$872.1

NOTE 11--ASSET RETIREMENT OBLIGATIONS

WPS has asset retirement obligations primarily related to asbestos abatement at certain generation facilities, office buildings, and service centers; disposal of PCB-contaminated transformers; and closure of fly-ash landfills at certain generation facilities.  In accordance with SFAS No. 71, WPS establishes regulatory assets and liabilities to record the differences between ongoing expense recognition under SFAS No. 143 and FASB Interpretation No. 47, and the ratemaking practices for retirement costs authorized by the applicable regulators.  All asset retirement obligations are recorded as other long-term liabilities in the Consolidated Balance Sheets of WPS.

Changes to Asset Retirement Obligation Liabilities

The following table describes changes to the asset retirement obligations of WPS through December 31, 2008.

(Millions)
Asset retirement obligations at December 31, 2005	$7.7
Accretion	0.4
Asset retirement obligations at December 31, 2006	8.1
Accretion	0.5
Asset retirement obligations at December 31, 2007	8.6
Accretion	0.5
Asset retirement obligations transferred in sales	(0.1)
Asset retirement obligations at December 31, 2008	$9.0

NOTE 12--INCOME TAXES

Deferred Tax Assets and Liabilities

Certain temporary book to tax differences, in which the offsetting amount is recorded as a regulatory asset or liability, are presented in the table below as net amounts, consistent with regulatory treatment.  The principal components of our deferred tax assets and liabilities recognized in the Consolidated Balance Sheets as of December 31 are as follows:

(Millions)	2008	2007

Deferred tax assets:
Plant related	$28.8	$35.6
Employee benefits	42.7	42.8
Other	3.8	3.6
Total deferred tax assets	$75.3	$82.0

Deferred tax liabilities:
Plant related	$242.7	$222.0
Regulatory deferrals	17.9	30.6
Deferred income and deductions	5.4	3.7
Total deferred tax liabilities	$266.0	$256.3

Consolidated Balance Sheet Presentation:
Current deferred tax assets – included in other current assets	$8.1	$-
Current deferred tax liabilities – included in other current liabilities	-	12.9
Long-term deferred tax liabilities	198.8	161.4
Net deferred tax liabilities	$190.7	$174.3

Carryforward periods for state capital and operating losses vary.  In the states in which WPS operates the period is 15 years or more, with the majority beginning to expire in 2013.

Federal Income Tax Expense

The following table presents a reconciliation of federal income taxes to the provision for income taxes reported in the Consolidated Statements of Income for the periods ended December 31.  The taxes are calculated by multiplying the statutory federal income tax rate by book income before federal income tax.

(Millions, except for percentages)	2008		2007		2006
	Rate	Amount	Rate	Amount	Rate	Amount

Statutory federal income tax	35.0%	$71.9	35.0%	$63.0	35.0%	$56.1
State income taxes, net	4.3	8.9	4.9	8.9	5.1	8.1
Unrecognized tax benefits	-	-	(0.6)	(1.0)	-	-
Benefits and compensation	(1.3)	(2.6)	(1.9)	(3.4)	(2.5)	(4.1)
Investment tax credit	(0.6)	(1.2)	(0.5)	(1.0)	(0.4)	(0.7)
Federal tax credits	-	-			(0.2)	(0.3)
Other differences, net	(1.8)	(3.9)	0.2	0.3	(0.7)	(0.8)
Effective income tax	35.6%	$73.1	37.1%	$66.8	36.3%	$58.3

Current provision
Federal		$46.0		$37.1		$31.0
State		14.5		8.4		6.6
Total current provision		60.5		45.5		37.6

Deferred provision		13.8		22.5		21.4
Unrecognized tax benefits		-		(1.0)		-
Interest		-		0.8		-
Investment tax credit restored		(1.2)		(1.0)		(0.7)
Total income tax expense		$73.1		$66.8		$58.3

As the related temporary differences reverse, WPS is prospectively refunding taxes to or collecting taxes from customers for which deferred taxes were recorded in prior years at rates different than current rates.  The regulatory liability for these and other regulatory tax effects totaled $1.8 million and $4.5 million as of December 31, 2008, and 2007, respectively.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions)	2008	2007
Balance at January 1	$0.8	$3.5
Increase related to tax positions taken in prior years	0.2	0.2
Decrease related to tax positions taken in prior years	(0.6)	(0.4)
Increase related to tax positions taken in current year	-	0.2
Increase related to settlements	0.2	-
Decrease related to settlements	-	(2.7)
Balance at December 31	$0.6	$0.8

Effective January 1, 2007, WPS records penalties and accrued interest related to income taxes as a component of income tax expense.  Prior to January 1, 2007, WPS had recorded interest and penalties as components of income before taxes. WPS recognized no significant income or expense related to interest and penalties in 2008, but recognized expense of $0.8 million in 2007 and $0.3 million in 2006.  WPS had accrued interest and penalties related to uncertain tax positions of $0.1 million at December 31, 2008, December 31, 2007, and at January 1, 2007.

At December 31, 2008, unrecognized tax benefits of $0.3 million could affect WPS's effective tax rate if recognized in subsequent periods.

WPS files income tax returns in the United States federal jurisdiction, and in various state and local jurisdictions, on a stand-alone basis or as part of Integrys Energy Group filings.  With a few exceptions (major exceptions listed below), WPS is no longer subject to federal, state, and local income tax examinations by tax authorities for years prior to 2003.

●	Wisconsin Department of Revenue – WPS has agreed to statute extensions for tax years covering 2001 and 2002.

WPS has open examinations for the following major jurisdictions for the following tax years:

●	IRS – Integrys Energy Group and consolidated subsidiaries has an open examination for the 2006 and 2007 tax years.
●	Wisconsin Department of Revenue – WPS has an open examination for the 2001 through 2006 tax years.

In the next 12 months, it is reasonably possible that WPS will settle its open examinations in multiple taxing jurisdictions related to tax years prior to 2006, resulting in a decrease in unrecognized tax benefits of as much as $0.3 million.

NOTE 13--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

WPS routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  WPS has obligations to sell electricity and natural gas to customers.  WPS expects to recover costs related to these obligations in future customer rates.

The obligations described below are as of December 31, 2008.

●
WPS's electric utility segment has obligations related to coal supply and transportation that extend through 2016 and total $598.2 million, obligations of $1.3 billion for either capacity or energy related to purchased power that extend through 2027, and obligations for other commodities totaling $14.3 million, which extend through 2013.

●	WPS's natural gas utility segment has obligations related to natural gas supply and transportation contracts totaling $469.4 million, some of which extend through 2023.
●	WPS also has commitments in the form of purchase orders issued to various vendors, which totaled $372.4 million. A significant portion of these commitments relate to large construction projects.

Environmental

EPA Section 114 Request

In 2000, WPS received a request from the EPA under Section 114 of the Clean Air Act, seeking information related to work performed on the coal-fired boilers located at WPS's Pulliam and Weston electric generation stations.  WPS filed a response with the EPA in early 2001.

In May 2002, WPS received a follow-up request from the EPA seeking additional information regarding specific boiler-related work performed on Pulliam Units 3, 5, and 7, as well as information on WPS's life extension program for Pulliam Units 3-8 and Weston Units 1 and 2.  WPS filed a final response to the EPA's follow-up request in June 2002.

In 2000 and 2002, Wisconsin Power and Light Company (WP&L) received a similar series of EPA information requests relating to work performed on certain coal-fired boilers and related equipment at the Columbia generation station (a facility located in Portage, Wisconsin, jointly owned by WP&L, Madison Gas and Electric Company, and WPS).  WP&L is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility.  WP&L filed its response for the Columbia facility in July 2002.

Depending upon the results of the EPA's review of the information provided by WPS and WP&L, the EPA may perform any of the following:

●	issue notices of violation (NOV) asserting that a violation of the Clean Air Act occurred,

●	seek additional information from WPS, WP&L, and/or third parties who have information relating to the boilers, and/or
●	close out the investigation.

In addition, under the Clean Air Act, citizen groups may pursue a claim.  WPS has no notice of such a claim based on the information submitted to the EPA.

To date, the EPA has not responded to the 2001 and 2002 filings made by WPS and WP&L.  However, in March 2008, a data request was received from the EPA seeking information related to operations and projects for the Pulliam and Weston coal-fired boilers from January 2000 to the present.  WPS has submitted its response.  In December 2008, WP&L received a similar data request and is preparing its response.

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

If the federal government brings a claim against WPS and if it were determined by a court that historic projects at WPS's Pulliam and Weston plants required either a state or federal Clean Air Act permit, WPS may, under the applicable statutes, be required to:

●	shut down any unit found to be operating in non-compliance,
●	install additional pollution control equipment,
●	pay a fine, and/or
●	pay a fine and conduct a supplemental environmental project in order to resolve any such claim.

Pulliam Air Notice of Violation

In September 2007, an NOV was issued to WPS by the WDNR alleging various violations of the Pulliam facility's Title V permit, primarily pertaining to certain recordkeeping and monitoring requirements.  WPS met with the WDNR in November 2007 to discuss and attempt to resolve the matters identified in the NOV, and subsequently submitted additional information pursuant to the WDNR's request.  While not finally confirmed by the WDNR, WPS understands that this issue is essentially resolved.

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

On April 27, 2007, the Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007 permit language, which was granted by the WDNR.  Both parties subsequently moved for summary judgment.  In a decision issued on November 8, 2007, the administrative law judge granted WPS's motion for summary judgment in that proceeding, upholding the March 28, 2007 permit language.  The Sierra Club filed petitions with the Dane County Circuit Court on April 27, 2007, and November 14, 2007, for judicial review of the Weston 4 air permit and the underlying proceedings before the administrative law judge.  These two judicial review proceedings were consolidated by the Court.  On February 12, 2009, the Court upheld the administrative law judge’s final order, which affirmed the WDNR’s actions.  The Sierra Club has 30 days to appeal this decision.

These activities did not stay the construction and startup of the Weston 4 facility or the administrative law judge's decision on the Weston 4 air permit.  WPS believes that it has substantial defenses to the Sierra Club's challenges.  Until the Sierra Club's challenge is finally resolved, WPS will not be able to make a final determination of the probable cost impact, if any, of compliance with any changes to the Weston 4 air permit on its future costs.

In December 2008, an NOV was issued to WPS by the WDNR alleging various violations of the air permits for Weston 4, as well as Weston 1 and 2.  The alleged violations include an exceedance of the carbon monoxide and volatile organic compound limits at Weston 4, exceedances of the hourly sulfur dioxide limit in ten 3-hour periods during startup/shutdown and during one separate event at Weston 4, and two that address baghouse operation at Weston 1 and 2.  Corrective actions have been taken.  An enforcement conference was held on January 7, 2009.  It is likely that the WDNR will refer the NOV to the state Justice Department for enforcement.  Management does not believe that this will have a material adverse impact on the results of operations of WPS.

Weston Operating Permits

In early November 2006, it came to the attention of WPS that previous ambient air quality computer modeling done by the WDNR for the Weston facility (and other nearby air sources) did not take into account the emissions from the existing Weston 3 facility for purposes of evaluating air quality increment consumption under the required Prevention of Significant Deterioration.  WPS believes it has undertaken and completed corrective measures to address any identified modeling issues and anticipates issuance of a revised Title V permit in the near future that will resolve this issue.  WPS currently is not able to make a final determination of the probable cost impact of this issue, if any.

In December 2008, an NOV was issued to WPS by the WDNR that includes alleged violations of the air permit at Weston 1 and 2 related to the operation of the baghouses.  This NOV is discussed above under "Weston 4 Air Permit."

Mercury and Interstate Air Quality Rules

Mercury

The State of Wisconsin has recently revised the state mercury rule, Chapter NR 446.  The revised rule requires a 40% reduction from the 2002 through 2004 baseline beginning January 1, 2010, through the end of 2014.  Beginning in 2015, electric generating units above 150 megawatts will be required to reduce emissions by 90%.  Reductions can be phased in and the 90% target can be delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined as the Best Available Control Technology rule.  WPS estimates capital costs of approximately $26 million for phase one, which includes estimates for both wholly owned and jointly owned plants, to achieve the required reductions.  The capital costs are expected to be recovered in future rate cases.  Following the promulgation of a federal mercury control and monitoring rule in 2005 by the EPA, the State of Wisconsin filed suit along with other states in opposition of the rule.  On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the petitioners and vacated the federal rule.  In May 2008, the EPA's appeal of the ruling was denied.  The EPA is reviewing options for a new rulemaking.

Sulfur Dioxide and Nitrogen Oxide

The EPA issued the Clean Air Interstate Rule, formerly known as the Interstate Air Quality Rule (CAIR), in 2005.  The rule was originally intended to reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania, and New York.  The CAIR required reduction of sulfur dioxide and nitrogen oxide emissions in two phases.  The first phase required about a 50% reduction beginning in 2009 for nitrogen oxide and beginning in 2010 for sulfur dioxide.  The second phase was to begin in 2015 for both pollutants and required about a 65% reduction in emissions.  The rule allowed the State of Wisconsin to either require utilities located in the state to participate in the EPA's interstate cap and trade program or meet the state's emission budget for sulfur dioxide and nitrogen oxide through measures to be determined by the state.  Wisconsin's rule, which incorporates the cap and trade approach, had completed the state legislative review and had been forwarded to the EPA for final review.

On July 11, 2008, the United States Court of Appeals for the District of Columbia issued a decision vacating the CAIR and the associated Federal Implementation Plan.  The EPA requested a rehearing of the decision by the Court of Appeals.  On December 23, 2008, the Court of Appeals reversed the CAIR vacatur and thus CAIR has been reinstated.  The court also directed the EPA to address the deficiencies noted in its July 11, 2008 ruling.

Prior to the court's vacatur decision, WPS was evaluating a number of options, including using the allowance cap and trade program and/or installing controls.  Following the vacatur, WPS put its allowance trading activities on hold.  Now with the reinstatement of CAIR, WPS has been re-analyzing its options.  WPS does not currently own any annual nitrogen oxide emission allowances beyond those allocated by the state, but has taken delivery of a small number of additional ozone season nitrogen oxide allowances since the reinstatement of CAIR.  WPS does not expect any material impact as a result of the vacatur and subsequent reinstatement of the CAIR with respect to nitrogen oxide emission allowances.  WPS has been authorized by the PSCW to defer in 2009 purchases of nitrogen oxide emission allowances, which are estimated to be $20 million.

The reinstatement of CAIR has also affected the status of the Best Available Retrofit Technology rule.  The WDNR position, as well as the status of WPS units, under that rule is currently being evaluated.

For planning purposes, it is still assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units.  The installation of any controls will need to be scheduled as part of WPS's long-term maintenance plan for its existing units.  As such, controls may need to be installed before 2015. On a preliminary basis, and assuming controls are still required, WPS estimates capital costs of $523 million, which includes estimates for both wholly owned and jointly owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in future rate cases.

Manufactured Gas Plant Remediation

WPS operated facilities in the past at multiple sites for the purpose of manufacturing and storing manufactured gas, and as such, is responsible for the environmental impacts at ten manufactured gas plant sites located in Wisconsin and Michigan.  All are former regulated utility sites, and as such, are being remediated, with costs charged to existing ratepayers at WPS.

WPS entered into a settlement agreement with the EPA in May 2006, transferring six of the manufactured gas plant sites from the state to the EPA's Superfund Alternatives Program.  In addition, WPS completed the transfer of the Sheboygan Camp Marina site to the EPA in January 2007.  Based on the schedule agreed to with the EPA, an evaluation of prior work done at the sites is conducted prior to addressing future work at these sites.  An evaluation of the Stevens Point, Sheboygan Camp Marina, and Manitowoc work was conducted by the EPA and follow-up work is underway.  Review of the prior Oshkosh work is occurring.

Three of WPS's manufactured gas plant sites remain under state jurisdiction.  Of these, work is substantially complete at Sheboygan-Wildwood and Menominee, Michigan.  The analysis of remedial options for the Wausau site is underway.

WPS estimated the future and remaining undiscounted investigation and cleanup costs for all sites to be $73.9 million as of December 31, 2008.  WPS may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  WPS expects to recover actual cleanup costs, net of insurance recoveries, in future customer rates and has recorded a net regulatory asset of $74.1 million, which is net of insurance recoveries received of $17.1 million, related to the recovery of both unrecovered expenditures and estimated future expenditures as of December 31, 2008.  Under current PSCW policies, WPS will not recover carrying costs associated with the cleanup expenditures.

Greenhouse Gases

There is increasing concern over the issue of climate change and the effect of emissions of greenhouse gases, in particular from the combustion of fossil fuels.  WPS is evaluating both the technical and cost implications which may result from future state, regional, or federal greenhouse gas regulatory programs. This evaluation indicates that it is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for WPS and its customers.  The greatest impact is likely to be on fossil fuel-fired generation, with a less significant impact on natural gas storage and distribution operations.  Efforts are underway within the utility industry to find a feasible method for capturing carbon dioxide from pulverized coal-fired units and to develop cleaner ways to burn coal.  The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues.  Recently there have been efforts initiated to develop state and regional greenhouse gas programs.  There are also renewed efforts to create federal legislation to limit carbon dioxide emissions and to create national renewable portfolio standards.  A risk exists that such legislation will increase the cost of energy.  However, WPS believes the capital expenditures it is making at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures by WPS will be recoverable in rates.  WPS will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas regulatory actions.

NOTE 14--GUARANTEES

The following table shows outstanding guarantees at WPS at December 31, 2008:

(Millions)	Total Amounts Committed at December 31, 2008	Expiration Less Than 1 Year
Standby letters of credit (1)	$3.9	$3.9
Other guarantees (2)	1.5	1.5
Total guarantees	$5.4	$5.4

(1)
At WPS's request, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to WPS.  These amounts are not reflected on the Consolidated Balance Sheets.

(2)
Consists of a liability related to WPS's agreement to indemnify Dominion for certain costs arising from the resolution of design basis documentation issues incurred prior to Kewaunee nuclear power plant's scheduled maintenance period in 2009.  As of December 31, 2008, WPS had paid $7.4 million to Dominion related to this guarantee, reducing the liability to $1.5 million.  WPS expects to make payments for the entire remaining liability amount over the duration of the guarantee.

NOTE 15--EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

On December 31, 2008, WPS’s non-contributory, qualified retirement plan, the WPS Retirement Plan, was merged into the Integrys Energy Group Retirement Plan.  The plan merger had no effect on the level of plan benefits provided to participants or the management of plan assets.  Prior to the plan merger, WPS served as plan sponsor for the WPS Retirement Plan, and WPS reflected the liabilities associated with this plan on its Consolidated Balance Sheets.  IBS serves as plan sponsor for the Integrys Energy Group Retirement Plan.  WPS remains responsible for its share of the plan assets and obligations.

Therefore, as of December 31, 2008, the WPS Consolidated Balance Sheet reflects only the liabilities associated with past and current WPS employees and its share of the plan assets.

WPS serves as plan sponsor for certain unfunded nonqualified retirement plans.  WPS also serves as plan sponsor and administrator for certain other postretirement benefit plans.  Accordingly, WPS's Consolidated Balance Sheets reflect the liabilities associated with these plans.  In addition, Integrys Energy Group offers medical, dental, and life insurance benefits to WPS employees and their dependents. WPS expenses the allocated costs of benefits for active employees as incurred and funds benefits for retirees through irrevocable trusts, as allowed for income tax purposes.

During the third quarter of 2007, Integrys Energy Group made a series of changes to certain of its retirement benefit plans, which affected WPS.  Specifically, the changes included:

●	Closure of the defined benefit pension plans to non-union new hires, effective January 1, 2008;
●	A freeze in defined benefit pension service accruals for non-union employees, effective January 1, 2013;
●	A freeze in compensation amounts used for determining defined benefit pension amounts for non-union employees, effective January 1, 2018;
●
Revised eligibility requirements for retiree medical benefits for employees hired on or after January 1, 2008, and the introduction of an annual premium reduction credit for employees eligible to retire after December 31, 2012; and

●
Closure of the retiree dental and life benefit programs to all new hires, effective January 1, 2008, and elimination of these benefits for any existing employees who are not eligible to retire before December 31, 2012.

As a result of the changes described above, Integrys Energy Group remeasured certain of its pension and other postretirement benefit obligations as of August 1, 2007, and WPS recorded a combined immaterial curtailment gain in the third quarter of 2007.

A second remeasurement occurred on October 1, 2007, because the ratification of a union contract resulted in changes to a postretirement medical plan.  The changes did not result in a curtailment.

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for WPS during 2008 and 2007.

	Pension Benefits		Other Benefits
(Millions)	2008	2007	2008	2007
Reconciliation of benefit obligation
Obligation at January 1	$747.0	$784.8	$250.4	$292.1
Service cost	11.6	24.0	6.2	6.8
Interest cost	35.5	45.4	16.6	16.5
Plan amendments	-	-	-	(21.4)
Plan curtailment	-	(0.7)	-	(0.6)
Transfer to IBS	(186.4)	-	-	-
Actuarial (gain) loss, net	24.0	(62.1)	1.3	(32.8)
Benefit payments	(33.0)	(44.4)	(11.9)	(11.3)
Federal subsidy on benefits paid	-	-	0.8	1.1
Other	-	-	12.7	-
Obligation at December 31	$598.7	$747.0	$276.1	$250.4

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$704.5	$674.0	$223.8	$212.8
Actual return on plan assets	(136.0)	47.7	(50.2)	14.1
Employer contributions	15.6	27.0	7.9	8.1
Plan acquisitions – MGU and MERC	-	0.2	-	-
Benefit payments	(33.0)	(44.4)	(11.9)	(11.2)
Transfer to affiliates	(171.3)	-	-	-
Other	-	-	5.8	-
Fair value of plan assets at December 31	$379.8	$704.5	$175.4	$223.8

The transfer of pension plan obligations and assets to affiliates occurred in connection with the change in plan sponsor from WPS to IBS.  The amounts transferred in the table above relate to the participation, prior to December 31, 2008, of Integrys Energy Group and certain subsidiaries other than WPS, in the WPS pension plan.

Amounts recognized in WPS's Consolidated Balance Sheets at December 31 related to the funded status of the benefit plans consisted of:

	Pension Benefits		Other Benefits
(Millions)	2008	2007	2008	2007
Noncurrent assets	$-	$-	$-	$2.6
Current liabilities	3.8	2.9	-	0.2
Noncurrent liabilities	215.1	39.6	100.7	29.0
Net liability	$218.9	$42.5	$100.7	$26.6

The accumulated benefit obligation for the defined benefit pension plans was $555.1 million and $698.8 million at December 31, 2008, and 2007, respectively.  Information for pension plans with an accumulated benefit obligation in excess of plan assets is presented in the following table.

	December 31,
(Millions)	2008	2007
Projected benefit obligation	$598.7	$35.7
Accumulated benefit obligation	555.1	32.9
Fair value of plan assets	379.8	-

The following table shows the amounts that had not yet been recognized in WPS's net periodic benefit cost as of December 31.

	Pension Benefits		Other Benefits
(Millions)	2008	2007	2008	2007
Net regulatory assets
Net actuarial loss (gain)	$183.8	$(20.4)	$47.2	$(15.5)
Prior service cost (credit)	21.7	26.3	(27.9)	(31.4)
Transition obligation	-	-	0.9	1.1
Total	$205.5	$5.9	$20.2	$(45.8)

The estimated net losses and prior service costs for defined benefit pension plans that will be amortized as a component of net periodic benefit cost during 2009 are $0.3 million and $4.6 million, respectively.  The estimated net losses, prior service credits, and transition obligation for other postretirement benefit plans that will be amortized as a component of net periodic benefit cost during 2009 are $0.4 million, $3.5 million, and $0.2 million, respectively.

The components of the net periodic benefit cost recorded for WPS’s employees are shown in the following table:

	Pension Benefits			Other Benefits
(Millions)	2008	2007	2006	2008	2007	2006
Net periodic benefit cost
Service cost	$10.7	$18.0	$18.4	$5.5	$6.1	$6.5
Interest cost	35.0	34.4	32.8	13.2	13.2	14.2
Expected return on plan assets	(44.4)	(40.2)	(36.1)	(14.3)	(13.2)	(12.8)
Amortization of transition obligation	-	-	0.2	0.2	0.3	0.4
Amortization of prior service cost (credit)	4.6	4.6	4.7	(3.5)	(2.3)	(1.9)
Amortization of net loss (gain)	0.4	3.0	6.7	(0.6)	0.8	3.9
Curtailment gain	-	-	-	-	(0.1)	-
Net periodic benefit cost	$6.3	$19.8	$26.7	$0.5	$4.8	$10.3

Assumptions – Pension and Other Postretirement Benefit Plans

The weighted-average assumptions used at December 31 to determine benefit obligations for the plans were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate	6.45%	6.40%	6.50%	6.50%
Rate of compensation increase	4.27%	4.36%	N/A	N/A
Assumed medical cost trend rate (under age 65)	N/A	N/A	9.0%	10.0%
Ultimate trend rate	N/A	N/A	5.0%	5.0%
Ultimate trend rate reached in	N/A	N/A	2013	2013
Assumed medical cost trend rate (over age 65)	N/A	N/A	9.5%	10.5%
Ultimate trend rate	N/A	N/A	5.5%	5.5%
Ultimate trend rate reached in	N/A	N/A	2013	2013
Assumed dental cost trend rate	N/A	N/A	5.0%	5.0%

The weighted-average assumptions used to determine net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Benefits
	2008	2007	2006
Discount rate	6.40%	5.87%	5.65%
Expected return on assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.27%	5.50%	5.50%

	Other Benefits
	2008	2007	2006
Discount rate	6.50%	5.87%	5.65%
Expected return on assets	8.50%	8.50%	8.50%
Assumed medical cost trend rate (under age 65)	10.0%	8.0%	9.0%
Ultimate trend rate	5.0%	5.0%	5.0%
Ultimate trend rate reached in	2013	2010	2010
Assumed medical cost trend rate (over age 65)	10.5%	10.0%	11.0%
Ultimate trend rate	5.5%	6.5%	6.5%
Ultimate trend rate reached in	2013	2011	2011
Assumed dental cost trend rate	5.0%	5.0%	5.0%

WPS establishes its expected return on asset assumption based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios.

Assumed health care cost trend rates have a significant effect on the amounts reported by WPS for the health care plans.  For the year ended December 31, 2008, a one-percentage-point change in assumed health care cost trend rates would have had the following effects:

	One-Percentage-Point
(Millions)	Increase	Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$3.6	$(2.8)
Effect on the health care component of the accumulated postretirement benefit obligation	38.7	(31.6)

Pension and Other Postretirement Benefits Plan Assets

The target allocations of the plan assets at December 31, 2008, and the weighted-average asset allocations of the plans at December 31, 2008, and 2007, were as follows:

	Pension Benefits Assets			Other Benefits Assets
	Target Allocation	Percentage of Plan Assets at December 31,		Target Allocation	Percentage of Plan Assets at December 31,
Asset category	2008	2008	2007	2008	2008	2007
Equity securities	64%	56%	59%	65%	50%	62%
Debt securities	33%	40%	35%	35%	50%	38%
Real estate	3%	4%	6%	-%	-%	-%
Total	100%	100%	100%	100%	100%	100%

The Integrys Energy Group Board of Directors has established the Employee Benefits Administrator Committee to manage the operations and administration of all benefit plans and trusts.  The Committee periodically reviews the asset allocation, and the portfolio is rebalanced when necessary.

Cash Flows Related to Pension and Other Postretirement Benefit Plans

WPS's funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes.  WPS expects to contribute $3.7 million to pension plans and $9.1 million to other postretirement benefit plans in 2009.

The following table shows the payments, reflecting expected future service, which WPS expects to make for pension and other postretirement benefits.  In addition, the table shows the expected federal subsidies, provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which will partially offset other postretirement benefits.

(Millions)	Pension Benefits	Other Benefits	Federal Subsidies
2009	$31.7	$15.1	$(0.8)
2010	34.6	16.3	(0.9)
2011	32.4	17.3	(0.9)
2012	33.8	18.0	(1.0)
2013	35.3	18.6	(1.0)
2014-2018	195.8	104.4	(5.9)

Defined Contribution Benefit Plans

Integrys Energy Group maintains a 401(k) Savings Plan for substantially all full-time WPS employees.  WPS matches a percentage of employee contributions through an ESOP contribution up to certain limits.  Certain union employees receive a contribution to their ESOP account regardless of their participation in the 401(k) Savings Plan.  Non-union employees hired after January 1, 2008, are no longer eligible to participate in the defined benefit pension plan.  Instead, these employees participate in a defined contribution pension plan, in which certain amounts are contributed to an employee’s account based on the employee’s wages, age, and years of service.  WPS's share of the total costs incurred under these plans was $5.1 million in 2008, $6.8 million in 2007, and $6.4 million in 2006.

Integrys Energy Group maintains deferred compensation plans that enable certain key employees and non-employee directors to defer a portion of their compensation or fees on a pre-tax basis.  All employee deferrals related to the deferred compensation plan in place prior to the PEC merger are remitted to WPS and, therefore, the liabilities and costs associated with this deferred compensation plan are included on WPS's Consolidated Balance Sheets and Consolidated Statements of Income, respectively. The obligation classified within other long-term liabilities was $27.2 million at December 31, 2008, and $28.4 million at December 31, 2007.  The costs incurred under this arrangement were $1.9 million in 2008, $2.1 million in 2007, and $3.0 million in 2006.

NOTE 16--PREFERRED STOCK

WPS has 1,000,000 authorized shares of preferred stock with no mandatory redemption and a $100 par value. Outstanding shares are as follows at December 31:

		2008		2007
(Millions, except share amounts)	Series	Shares Outstanding	Carrying Value	Shares Outstanding	Carrying Value
	5.00%	131,916	$13.2	131,916	$13.2
	5.04%	29,983	3.0	29,983	3.0
	5.08%	49,983	5.0	49,983	5.0
	6.76%	150,000	15.0	150,000	15.0
	6.88%	150,000	15.0	150,000	15.0
Total		511,882	$51.2	511,882	$51.2

All shares of preferred stock of all series are of equal rank except as to dividend rates and redemption terms.  Payment of dividends from any earned surplus or other available surplus is not restricted by the terms of any indenture or other undertaking by WPS.  Each series of outstanding preferred stock is redeemable in whole or in part at WPS's option at any time on 30 days' notice at the respective redemption prices.  WPS may not redeem less than all, nor purchase any, of its preferred stock during the existence of any dividend default.

In the event of WPS's dissolution or liquidation, the holders of preferred stock are entitled to receive (a) the par value of their preferred stock out of the corporate assets other than profits before any of such assets are paid or distributed to the holders of common stock and (b) the amount of dividends accumulated and unpaid on their preferred stock out of the surplus or net profits before any of such surplus or net profits are paid to the holders of common stock.  Thereafter, the remainder of the corporate assets, surplus, and net profits shall be paid to the holders of common stock.

The preferred stock has no pre-emptive, subscription, or conversion rights, and has no sinking fund provisions.

NOTE 17--COMMON EQUITY

Integrys Energy Group is the sole holder of WPS’s common stock.  In the 2009 rate order, the PSCW has restricted WPS to paying normal dividends on its common stock of no more than 103% of the previous year's common stock dividend to its parent without the PSCW’s approval.  The PSCW also requires WPS to maintain a financial capital structure (i.e., the percentages by which each of common stock equity, preferred stock equity and debt constitute the total capital invested in a utility), which has a common equity range of 49% to 54%.  The PSCW also established a targeted financial common equity ratio at 51% that results in a regulatory common equity component of 53.41%.  The primary difference between the financial and the regulatory common equity ratio relates to certain off-balance sheet obligations, primarily purchased power obligations, considered by the PSCW in establishing the financial common equity target. These limitations may be modified by the PSCW.  The right for Integrys Energy Group to receive dividends on the common stock of WPS is also subject to the prior rights of WPS's preferred shareholders and to provisions in WPS's restated articles of incorporation which limit the amount of common stock dividends which WPS may pay if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization.  These limitations are not expected to limit any dividend payments in the foreseeable future.  At December 31, 2008, these limitations amounted to $1.2 million out of WPS’s total retained earnings of $372.0 million.  Consequently, at December 31, 2008, WPS had $370.8 million of retained earnings available for the payment of dividends.

Integrys Energy Group may provide equity contributions or request a return of capital in order to maintain utility common equity levels consistent with those allowed by the regulators.  Wisconsin law prohibits WPS from making loans to or guaranteeing obligations of Integrys Energy Group or its other subsidiaries.  During 2008, WPS made a return of capital to Integrys Energy Group in the amount of $10.0 million and WPS paid common dividends of $93.9 million to Integrys Energy Group.

NOTE 18--STOCK-BASED COMPENSATION

WPS employees may be granted awards under Integrys Energy Group's stock-based compensation plans.  In May 2007, Integrys Energy Group's shareholders approved the 2007 Omnibus Incentive Compensation Plan (2007 Omnibus Plan).  Under the provisions of the 2007 Omnibus Plan, the number of shares of stock that may be issued in satisfaction of plan awards may not exceed 3,500,000, and no more than 1,500,000 shares of stock can be granted as performance shares or restricted stock.  No additional awards will be issued under prior plans, although the plans will continue to exist for purposes of the existing outstanding stock-based compensation.  At December 31, 2008, stock options, performance stock rights, and restricted shares and restricted share units were outstanding under the various plans.  Compensation cost associated with these awards is allocated to WPS based on the percentages used for allocation of the award recipients' labor costs.

Stock Options

The fair values of stock option awards granted were estimated using a binomial lattice model.  The expected term of option awards is calculated based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on the United States Treasury yield curve.  The expected dividend yield incorporates the current dividend rate as well as historical dividend increase patterns.  Integrys Energy Group's expected stock price volatility was estimated using its 10-year historical volatility.  The following table shows the weighted-average fair values along with the assumptions incorporated into the valuation models:

	2008	2007	2006
Weighted-average fair value	$4.52	$7.80	$6.04
Expected term	7 years	7 years	6 years
Risk-free interest rate	3.40%	4.65%	4.42%
Expected dividend yield	5.00%	4.50%	4.90%
Expected volatility	17%	17%	17%

Total pre-tax compensation cost recognized by WPS for stock options was not significant during the year ended December 31, 2008, and 2007, and was $1.3 million in 2006.  The total compensation cost capitalized during these same years was not significant.

Performance Stock Rights

The fair values of performance stock rights granted were estimated using a Monte Carlo valuation model, incorporating the assumptions in the table below.  The risk-free interest rate is based on the United States Treasury yield curve.  The expected dividend yield incorporates the dividend rate at the measurement date.  The expected volatility was estimated using three years of historical data.

	2008	2007	2006
Expected term	3 years	3 years	3 years
Risk-free interest rate	2.18%	4.71%	4.74%
Expected dividend yield	5.50%	4.50%	4.90%
Expected volatility	17.3%	14.5%	14.4%

Pre-tax compensation cost recorded by WPS for performance stock rights for the years ended December 31, 2008, 2007, and 2006 was $1.0 million, $1.0 million, and $1.9 million, respectively.  The total compensation cost capitalized during these same years was not significant.

Restricted Shares and Restricted Share Units

The amount of compensation cost recorded by WPS related to Integrys Energy Group’s restricted share and restricted share unit awards was not significant for the years ended December 31, 2008, 2007, and 2006.

NOTE 19--FAIR VALUE

Fair Value Measurements

The following table shows WPS's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008, categorized by level within the fair value hierarchy.

(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk management assets	$0.4	$0.1	$6.8	$7.3
Liabilities
Risk management liabilities	8.8	0.1	4.1	13.0

The determination of the fair values incorporates various factors required under SFAS No. 157.  These factors include not only the credit standing of the counterparties involved, but also the impact of WPS's nonperformance risk on its liabilities.

The risk management assets and liabilities listed in the table include NYMEX futures and options, financial contracts used to manage transmission congestion costs in the MISO market, and a small number of natural gas purchase contracts accounted for as derivatives under SFAS No. 133.  NYMEX contracts are valued using the NYMEX end-of-day settlement price, which is a Level 1 input.  Natural gas purchase contracts are valued using prices for similar contracts at the reporting date, which is a Level 2 input.  The valuation for financial transmission rights is derived from historical data from MISO, which is considered a Level 3 input.  For more information on WPS's derivative instruments, see Note 2, "Risk Management Activities."

The following table sets forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

(Millions)	Year Ended December 31, 2008
Balance at beginning of period	$8.6
Net realized gain included in earnings	9.2
Net unrealized loss recorded as regulatory assets or liabilities	(8.2)
Net purchases and settlements	(6.9)
Balance at December 31, 2008	$2.7

Unrealized gains and losses on financial transmission rights are deferred as regulatory assets or liabilities, pursuant to SFAS No. 71.  Therefore, these fair value measurements have no impact on earnings.  Realized gains and losses on financial transmission rights, as well as the related transmission congestion costs, are recorded in purchased power on the Consolidated Statements of Income.

Fair Value of Financial Instruments

The following table shows the financial instruments included on WPS's Consolidated Balance Sheets that are not recorded at fair value.

	2008		2007
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$870.8	$881.2	$745.6	$765.2
Preferred stock	51.2	46.1	51.2	49.6

The fair values of long-term debt and preferred stock are estimated based on the quoted market price for the same or similar issues or on the current rates offered to WPS for debt of the same remaining maturity.

Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and outstanding commercial paper, the carrying amount approximates fair value.

NOTE 20--MISCELLANEOUS INCOME

WPS's total miscellaneous income was as follows at December 31:

(Millions)	2008	2007	2006
Equity earnings on investments	$12.0	$11.0	$12.6
Equity AFUDC	5.2	0.9	0.6
Weston 4 ATC interconnection agreement	2.5	3.9	1.0
Gain on sale of property	1.3	0.1	-
Other	0.6	1.7	1.6
Total miscellaneous income	$21.6	$17.6	$15.8

NOTE 21--REGULATORY ENVIRONMENT

Wisconsin

2009 Rate Case

On December 30, 2008, the PSCW issued a final written order for WPS authorizing no annual rate increase for retail electric rates as compared with the fuel surcharge adjusted rates authorized on July 4, 2008, or a $48.0 million increase for retail electric rates as compared with the rates authorized on January 16, 2008.  The PSCW required a $3.0 million decrease in retail natural gas rates.

On September 2, 2008, WPS and the Citizens Utility Board filed an agreement to implement a decoupling mechanism as a four-year pilot program, which would allow WPS to adjust rates to recover or refund the difference between the actual and authorized margin impacts of variations in volumes.  The PSCW approved this decoupling mechanism, with certain conditions, in the December 30, 2008 final order discussed above.  The decoupling conditions included an annual $12.0 million cap for electric service and an annual $4.0 million cap for natural gas service.  On January 16, 2009, WPS requested a rehearing to remove or increase the decoupling caps.  On February 24, 2009, in a written order, the PSCW increased the caps to $14.0 million for electric service and $8.0 million for natural gas service.

2008 Rate Case

On January 15, 2008, the PSCW issued a final written order for WPS authorizing a retail electric rate increase of $23.0 million (2.5%), which included recovery of deferred 2005 and 2006 MISO Day 2 costs over a one-year period and increased electric transmission costs.  The new rates became effective January 16, 2008.  On February 11, 2008, WPS filed an application with the PSCW to adjust its 2008 rates for increased fuel and purchased power costs.  The application requested an increase in retail electric rates due to a delay in the in-service date of the Weston 4 power plant, increased coal and coal transportation costs, and increased natural gas costs.  The PSCW approved an interim annual fuel surcharge increase of $29.7 million on March 20, 2008, and an additional final fuel surcharge increase of $18.3 million, effective July 4, 2008.

On September 30, 2008, the PSCW reopened the 2008 fuel surcharge to review forecasted fuel costs, as WPS's current and anticipated annual fuel costs were below those projected in the fuel surcharge.  As a result of the lower fuel and purchased power costs, WPS's rates were subject to refund from September 30, 2008, through December 31, 2008.  On February 9, 2009, WPS filed a request with the PSCW to refund approximately $5 million dollars of 2008 fuel costs to Wisconsin electric retail customers. This refund was accrued at December 31, 2008, and is subject to review by the PSCW.

2007 Rate Case

On January 11, 2007, the PSCW issued a final written order for WPS authorizing a retail electric rate increase of $56.7 million (6.6%) and a retail natural gas rate increase of $18.9 million (3.8%), effective January 12, 2007.  The new rates reflect a 10.9% return on common equity.  The PSCW approved a common equity ratio of 57.4% in WPS's regulatory capital structure.  The 2007 retail electric rate increase was required primarily because of increased costs associated with electric transmission, costs related to the construction of Weston 4 and the additional personnel to maintain and operate the plant, and costs to maintain the Weston 3 generation unit and the De Pere Energy Center.  The 2007 retail natural gas rate increase was driven by infrastructure improvements necessary to ensure the reliability of the natural gas distribution system and costs associated with the remediation of former manufactured gas plant sites.

2006 Rate Case

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

Weston 3 Outage

On October 6, 2007, Weston 3, a coal-fired generating facility located near Wausau, Wisconsin, sustained damage from a major lightning strike that forced the facility out of service until January 14, 2008.  The damage required the repair of the generator rotor, turbine rotors, and boiler feed pumps.  WPS incurred $8.9 million of incremental pre-tax non-fuel operating and maintenance expenditures through January 14, 2008, to repair and return Weston 3 to service.  WPS has insurance in place that covered all non-fuel operating and maintenance expenditures, less a $1.0 million deductible.  WPS incurred a total of $26.6 million of incremental pre-tax fuel and purchased power costs during the 14-week outage.  WPS was granted approval from the PSCW to defer the replacement fuel and purchased power costs for the Wisconsin retail portion of these costs retroactive to the date of the lightning strike.  On December 30, 2008, the PSCW granted WPS recovery of $17.0 million of the requested $19.6 million of Weston 3 replacement fuel and power costs from the Wisconsin retail jurisdiction, over a six-year period and without carrying costs.

It is anticipated that WPS will recover a similar portion of replacement purchased power costs from the Michigan retail jurisdiction through the annual power supply cost recovery mechanism.

Integrys Energy Group’s PEC Merger

The PSCW approved Integrys Energy Group’s merger with PEC as of February 16, 2007.  The merger approval order contained the following conditions:

●
WPS will not have a base rate increase for natural gas or electric service prior to January 1, 2009. WPS was allowed to adjust rates for changes in purchased power costs as well as fuel costs related to electric generation due to changes in the NYMEX natural gas futures prices, coal prices, and transportation costs for coal.

●
WPS was required to seek approval for the formation of a service company within 120 days of the closing of the merger.  All required regulatory approvals were received and IBS became operational on January 1, 2008.

●	WPS will not recover merger related transaction costs. Recovery of merger related transition costs in 2009 and later years will be limited to the verified synergy savings in those years.

●
WPS will hold ratepayers harmless from any increase in interest and preferred stock costs attributable to nonutility activities, provided that the authorized capital structure is consistent with the authorized costs.

●	WPS will not pay dividends to Integrys Energy Group in an amount greater than 103% of the prior year's dividend.

Kewaunee

WPS received $127.1 million of proceeds from the liquidation of the Kewaunee nonqualified decommissioning trust fund in 2005, which was refunded to customers in the following manner:

●	The PSCW ruled that WPS's Wisconsin customers were entitled to be refunded approximately 85% of the proceeds over a two-year period beginning on January 1, 2006.
●
The MPSC ruled that WPS's Michigan customers were entitled to be refunded approximately 2% of the proceeds over a 60-month period, beginning in the third quarter of 2005.  Subsequently, the MPSC issued an order authorizing WPS to amortize the approximately $2 million remaining balance of the refund simultaneously with the amortization of approximately $2 million of the 2005 power supply under collections from January 2007 through July 2010.

●
The FERC ruled that WPS's wholesale customers were entitled to be refunded the remaining 13% of the proceeds.  A refund of approximately $3 million was made to one customer in the second quarter of 2006, which was offset by approximately $1 million related to both the loss WPS recorded on the sale of Kewaunee and costs incurred related to the 2005 Kewaunee outage.  Pursuant to the FERC order settlement received on August 14, 2007, WPS completed lump-sum payments to the remaining FERC customers of approximately $16 million (including interest), representing their contributions to the nonqualified decommissioning trust fund during the period in which they received service from WPS.  The settlement would also require these FERC customers to make two separate lump-sum payments to WPS with respect to the loss from the sale of Kewaunee and the 2005 Kewaunee power outage.  Payments made to WPS total approximately $1 million and $8 million, respectively, and were netted against the $16 million refund due to these customers.

The PSCW disallowed recovery of 50% of the 2005 loss on the sale of Kewaunee.  The entire loss had previously been approved for deferral, resulting in WPS writing off $6.1 million in 2005 of the regulatory asset previously recorded.

On February 20, 2005, Kewaunee was temporarily removed from service after a potential design weakness was identified in its auxiliary feedwater system.  In WPS's 2006 rate case, the PSCW determined that it was reasonable for WPS to recover all deferred costs related to the 2005 Kewaunee forced outage over a five-year period, beginning on January 1, 2006.  At December 31, 2008, $19.1 million was left to be collected from ratepayers and remained recorded as a regulatory asset related to this outage.

Michigan

2008 Rate Case

On December 4, 2007, the MPSC issued a final written order authorizing WPS a retail electric rate increase of $0.6 million, effective December 5, 2007.  WPS's last retail electric rate increase in Michigan was in July 2003.  The new rates reflect a 10.6% return on common equity.  The MPSC approved a common equity ratio of 56.4% in WPS's regulatory capital structure.

NOTE 22--SEGMENTS OF BUSINESS

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that companies disclose segment information based on how management makes decisions about allocating resources to segments and measuring their performance.

WPS manages its reportable segments separately due to their different operating and regulatory environments.  At December 31, 2008, WPS reported two principal business segments described as the regulated electric utility operations and the regulated natural gas utility operations.  The tables below present information for the respective years pertaining to the operations of WPS segmented by lines of business.

	Regulated Utilities
2008 (Millions)	Electric Utility (1)	Natural Gas Utility (1)	Total Utility	Other (2)	Reconciling Eliminations	WPS Consolidated

Income Statement
Operating revenues	$1,208.9	$539.4	$1,748.3	$1.5	$(1.4)	$1,748.4
Depreciation and amortization expense	78.5	20.9	99.4	0.6	(0.5)	99.5
Miscellaneous income	5.8	2.4	8.2	13.4	-	21.6
Interest expense	33.4	9.0	42.4	1.6	-	44.0
Provision for income taxes	45.6	23.6	69.2	3.9	-	73.1
Preferred stock dividend requirements	2.1	1.0	3.1	-	-	3.1
Earnings on common stock	88.6	32.0	120.6	8.6	-	129.2
Total assets	2,527.0	686.8	3,213.8	99.9	-	3,313.7
Cash expenditures for long-lived assets	190.0	85.4	275.4	-	-	275.4

(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Other column.

	Regulated Utilities
2007 (Millions)	Electric Utility (1)	Natural Gas Utility (1)	Total Utility	Other (2)	Reconciling Eliminations	WPS Consolidated

Income Statement
Operating revenues	$1,125.2	$471.0	$1,596.2	$1.3	$(1.4)	$1,596.1
Depreciation and amortization expense	74.4	22.1	96.5	0.4	(0.5)	96.4
Miscellaneous income	6.2	0.4	6.6	11.0	-	17.6
Interest expense	29.5	11.1	40.6	2.9	-	43.5
Provision for income taxes	48.2	16.7	64.9	1.9	-	66.8
Preferred stock dividend requirements	2.2	0.9	3.1	-	-	3.1
Earnings on common stock	80.1	23.1	103.2	7.0	-	110.2
Total assets	2,279.9	623.4	2,903.3	114.3	-	3,017.6
Cash expenditures for long-lived assets	191.2	29.9	221.1	-	-	221.1

(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Other column.

	Regulated Utilities
2006 (Millions)	Electric Utility (1)	Natural Gas Utility (1)	Total Utility	Other (2)	Reconciling Eliminations	WPS Consolidated

Income Statement
Operating revenues	$990.6	$443.8	$1,434.4	$1.4	$(1.4)	$1,434.4
Depreciation and amortization expense	73.2	22.6	95.8	0.5	(0.5)	95.8
Miscellaneous income	2.6	0.4	3.0	12.8	-	15.8
Interest expense	26.9	10.4	37.3	3.1	-	40.4
Provision for income taxes	46.9	8.8	55.7	2.6	-	58.3
Preferred stock dividend requirements	2.1	1.0	3.1	-	-	3.1
Earnings on common stock	81.3	9.6	90.9	8.1	-	99.0
Cash expenditures for long-lived assets	268.4	34.5	302.9	-	-	302.9

(1)	Includes only utility operations.
(2)	Nonutility operations are included in the Other column.

NOTE 23--RELATED PARTY TRANSACTIONS

WPS and its subsidiary, WPS Leasing, routinely enters into transactions with related parties, including Integrys Energy Group, its subsidiaries, and other entities in which WPS has material interests.

WPS provides and receives services, property, and other items of value to and from its parent, Integrys Energy Group, and other subsidiaries of Integrys Energy Group.  All such transactions are made pursuant to a Master Affiliated Interest Agreement approved by the PSCW.  MGU, MERC, UPPCO, PGL, and NSG (together with WPS, the “regulated subsidiaries”) have all been added as parties to this agreement, and like WPS, can also provide and receive services, property, and other items of value to and from their parent, Integrys Energy Group, and other subsidiaries of Integrys Energy Group.  The agreement provides that the regulated subsidiaries must receive payment equal to the higher of its cost or fair value for services, property, and other items of value which the regulated subsidiaries provide to Integrys Energy Group or its other nonregulated subsidiaries, and that the regulated subsidiaries must make payments equal to the lower of the provider's cost or fair value for services, property, and other items of value which Integrys Energy Group or its other nonregulated subsidiaries provide to the regulated subsidiaries.  The agreement further provides that any services, property, or other items of value provided to or from any of the regulated subsidiaries of Integrys Energy Group be provided at cost.  Modification or amendment to this agreement requires the approval of the PSCW.

IBS provides 14 categories of services (including financial, human resource, and administrative services) to WPS pursuant to a Master Regulated Affiliated Interest Agreement (Regulated AIA) which has been approved by, or granted appropriate waivers from, the PSCW.  As required by FERC regulations for centralized service companies, IBS renders services at cost.  The PSCW must be notified prior to making changes to the Regulated AIA.  Recovery of allocated costs is addressed in WPS’s rate cases.

In 2008, a new Affiliated Interest Agreement that would govern the provision of intercompany services, other than IBS services, within Integrys Energy Group, was submitted to the PSCW for approval.  The new agreement was written primarily to limit the scope of services that had been provided under current agreements that are now being provided by IBS.  The new agreement will replace current agreements after proper approvals.  The pricing methodologies from the current agreements carry forward to the new agreement.

The table below includes information related to transactions entered into with related parties as of December 31.

(Millions)	2008	2007

Notes payable (1)
Integrys Energy Group	$9.9	$10.5

Benefit costs (2)
Receivables from related parties	28.4	48.7
Payables to related parties	-	7.1

Liability related to income tax allocation
Integrys Energy Group	12.1	13.9

The following table shows activity associated with related party transactions for the years ended December 31.

(Millions)	2008	2007	2006

Electric transactions
Sales to Upper Peninsula Power Company	$43.9	$43.0	$40.6
Purchases from Upper Peninsula Power Company	-	-	0.8

Natural gas transactions
Sales to Integrys Energy Services	0.8	5.2	11.8
Purchases from Integrys Energy Services	8.7	3.2	7.3

Interest expense (1)
Integrys Energy Group	0.8	0.9	0.9

Transactions with equity method investments
Charges from ATC for network transmission services	82.2	73.3	59.4
Net amounts received from (advanced to) ATC for transmission interconnection	82.3	(23.9)	(11.6)
Charges to ATC for services and construction	10.6	96.1	124.1
Net proceeds from WRPC sales of energy to MISO	5.8	6.0	4.2
Purchases of energy from WRPC	4.7	4.7	4.1
Revenues from services provided to WRPC	0.8	1.0	1.5
Income from WPS Investments (3)	9.8	8.7	9.3

(1)	WPS Leasing is a consolidated subsidiary of WPS with a note payable to WPS's parent company, Integrys Energy Group.

(2)
WPS serves as plan sponsor and administrator for certain other postretirement benefit plans.  Accordingly, WPS's Consolidated Balance Sheets reflect the liabilities associated with these plans.  The net periodic benefit cost associated with the plans and the portions of the funded status not yet recognized in income are allocated among Integrys Energy Group's subsidiaries.  Prior to 2008, the liabilities related to the qualified and non-qualified pension plans and the other postretirement plans of Integrys Energy Group (excluding Upper Peninsula Power Company’s, MGU’s and MERC’s Supplemental Employee Retirement Plans and PEC’s pension and other postretirement plans) were recorded on WPS’s Consolidated Balance Sheets.

(3)
WPS Investments is a consolidated subsidiary of Integrys Energy Group that is jointly owned by Integrys Energy Group, WPS, and UPPCO.  At December 31, 2008, WPS had a 14.1% interest in WPS Investments accounted for under the equity method. WPS's percentage ownership interests have continued to decrease as additional equity contributions are made by Integrys Energy Group to WPS Investments.

NOTE 24--QUARTERLY FINANCIAL INFORMATION (Unaudited)
(Millions)	Three Months Ended
	2008
	March	June	September	December	Total
Operating revenues	$515.7	$386.9	$409.2	$436.6	$1,748.4
Operating income	53.6	40.4	85.2	48.6	227.8
Earnings on common stock	30.1	21.3	50.6	27.2	129.2

	2007
	March	June	September	December	Total
Operating revenues	$459.6	$353.5	$365.8	$417.2	$1,596.1
Operating income	60.5	28.9	61.5	55.1	206.0
Earnings on common stock	32.2	13.8	33.6	30.6	110.2

Because of various factors that affect the utility business, the quarterly results of operations are not necessarily comparable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

I.  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

To the Board of Directors of Wisconsin Public Service Corporation:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Public Service Corporation and subsidiary (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wisconsin Public Service Corporation and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, WI
February 25, 2009

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, WPS’s management, with the participation of WPS’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of WPS's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and has concluded that, as of the date of such evaluation WPS’s disclosure controls and procedures were effective in accumulating and communicating information relating to WPS (including its consolidated subsidiary) as appropriate to allow timely decisions regarding required disclosures to be included in its periodic SEC filings, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in Internal Controls

There were no changes in WPS’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management Reports on Internal Control over Financial Reporting

For WPS’s Management Report on Internal Control Over Financial Reporting see Section A of Item 8.

Reports of Independent Registered Public Accounting Firm

For WPS's Reports of Independent Registered Public Accounting Firm see Sections B and I of Item 8.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of January 1, 2009 Name and Age (1)		Position and Business Experience During Past Five Years	Effective Date

Larry L. Weyers	63	Executive Chairman of Integrys Energy Group and Chairman and Director of WPS	01-01-09
		Chairman, President and Chief Executive Officer of Integrys Energy Group (previously named WPS Resources Corporation) and Chairman and Director of WPS	05-15-08
		President and Chief Executive Officer of Integrys Energy Group and Chairman and Director of WPS	02-21-07
		Chairman, President and Chief Executive Officer of Integrys Energy Group and Chairman and Chief Executive Officer and Director of WPS	08-15-04
		Chairman, President and Chief Executive Officer of Integrys Energy Group and WPS	04-14-02

Charles A. Schrock	55	President and Chief Executive Officer of Integrys Energy Group and Director of WPS (2)	01-01-09
		President, Chief Executive Officer and Director of WPS	05-31-08
		President and Director of WPS	02-21-07
		President and Chief Operating Officer – Generation	08-15-04
		Senior Vice President of Integrys Energy Group	09-14-03

Phillip M. Mikulsky	60	Executive Vice President – Corporate Development and Shared Services at Integrys Energy Group and Director of WPS	09-21-08
		Executive Vice President and Chief Development Officer at Integrys Energy Group and Director of WPS	02-21-07
		Executive Vice President – Development at Integrys Energy Group	09-12-04
		Senior Vice President – Development at Integrys Energy Group	02-12-98

Lawrence T. Borgard	47	President and Chief Operating Officer – Integrys Gas Group (3) and Director of WPS	02-21-07
		President and Chief Operating Officer – Energy Delivery	08-15-04
		Vice President – Distribution and Customer Service	11-25-01

Joseph P. O'Leary	54	Senior Vice President and Chief Financial Officer of Integrys Energy Group and WPS and Director of WPS	02-21-07
		Senior Vice President and Chief Financial Officer of Integrys Energy Group and WPS	06-04-01

Thomas P. Meinz	62	Executive Vice President and Chief External Affairs Officer and Director of WPS	05-15-08
		Executive Vice President – External Affairs of Integrys Energy Group and Director of WPS	02-21-07
		Executive Vice President – Public Affairs	09-12-04
		Senior Vice President – Public Affairs	01-07-01

William D. Laakso (4)	46	Vice President – Human Resources – Integrys Energy Group and Director of WPS	09-21-08
		Director of WPS	08-25-08
		Interim Vice President – Human Resources of IBS	05-15-08
		Director – Workforce and Organizational Development	08-12-07
		Director of Organizational Development	12-12-05
		Vice President – Operations/Clinical Director – Employee Resource Center, Inc.	02-04-02

Diane L. Ford	55	Vice President and Corporate Controller of Integrys Energy Group and WPS	02-21-07
		Vice President – Controller and Chief Accounting Officer of Integrys Energy Group and WPS	07-11-99

Bradley A. Johnson	54	Vice President and Treasurer of Integrys Energy Group and Treasurer of WPS	02-21-07
		Vice President and Treasurer of Integrys Energy Group and WPS	07-18-04
		Treasurer of Integrys Energy Group and WPS	06-23-02

Barth J. Wolf	51	Vice President, Chief Legal Officer, and Secretary of Integrys Energy Group and Secretary of WPS	07-31-07
		Vice President – Legal Services and Chief Compliance Officer of IBS	02-21-07
		Secretary and Manager – Legal Services of Integrys Energy Group and WPS	09-19-99

(1)
All ages are as of January 1, 2009.  None of the executives listed above are related by blood, marriage, or adoption to any of the other officers listed or to any director of WPS.  Each officer holds office until his or her successor has been duly elected and qualified, or until his or her death, resignation, disqualification, or removal.

(2)	Continues to serve as President and Chief Executive Officer of WPS.

(3)	The Integrys Gas Group includes PGL, NSG, MERC, and MGU.

(4)
Prior to joining Integrys Energy Group, William D. Laakso’s responsibilities at Employee Resource Center, Inc. (ERC) included leadership of ERC’s management team and duties of Clinical Director.  ERC provides employee assistance programs to over 200 corporate customers in Northeast Wisconsin and covers 75,000 employees and their dependents.

WPS's board of directors is comprised solely of inside directors.  Consequently, WPS does not have any standing committees of its board of directors.

WPS is a wholly owned subsidiary of Integrys Energy Group.  See Integrys Energy Group's Proxy Statement for its Annual Meeting of Shareholders to be held May 13, 2009 (the Proxy Statement), under "Ownership of Voting Securities-Section 16(a) Beneficial Ownership Reporting Compliance" for information related to Section 16 compliance.

Integrys Energy Group, the parent of WPS, has adopted a Code of Conduct, which covers WPS and serves as our Code of Business Conduct and Ethics.  The Code of Conduct applies to all of our directors, officers, and employees, including the Principal Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller and any other persons performing similar functions.

Integrys Energy Group's Code of Conduct may be accessed on the Integrys Energy Group website, www.integrysgroup.com under "Investors" then select "Corporate Governance."  Copies of Integrys Energy Group's Code of Conduct can also be obtained by writing to Integrys Energy Group, Inc., Attention:  Barth J. Wolf, Secretary, 700 North Adams Street, Green Bay, Wisconsin 54301. Any amendments to, or waivers from, the Code of Conduct will be disclosed on Integrys Energy Group's website within the prescribed time period.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis is to provide material information that is necessary for an understanding of our compensation policies and decisions relating to our named executive officers, including the identification of key components of our executive compensation program, and an explanation of the purpose of each key component.  Our named executive officers for 2008 consist of the following:  Charles A. Schrock, President and Chief Executive Officer; Joseph P. O'Leary,

Senior Vice President and Chief Financial Officer; Diane L. Ford, Vice President and Corporate Controller; Bradley A. Johnson, Treasurer; and Barth J. Wolf, Secretary (the foregoing individuals are referred to collectively as the WPS named executive officers).  Mr. Schrock and Mr. O’Leary are also named executive officers of Integrys Energy Group and the compensation paid to each of them is reported in the Proxy Statement, under the caption "Executive Compensation."  (When reference is made to the Proxy Statement in this Item 11, such information is incorporated by reference as if fully set forth herein.)  The compensation reported below and in the Proxy Statement reflects total compensation paid to our named executive officers in consideration of their service to Integrys Energy Group and its subsidiaries, including WPS.

Compensation Philosophy

WPS is a wholly owned subsidiary of Integrys Energy Group.  As such, WPS does not have a standing compensation committee because its executives participate in the compensation programs and plans of Integrys Energy Group, which are administered by the Compensation Committee of Integrys Energy Group's Board of Directors (referred to as the Committee).  The Committee presents recommendations regarding appropriate compensation packages for WPS's named executive officers to the Integrys Energy Group Board of Directors, for its approval.  The recommendations of the Committee are based on the same compensation philosophy and use of market studies as those used in determining compensation for executives of Integrys Energy Group.  For information relating to the compensation philosophy and use of market studies in determining compensation for WPS's executives, including other information material to understanding WPS's compensation policies and decisions relating to its "named executive officers," including, among other things, the composition of the Committee and a discussion of the role of the Committee and the role of advisors to the Committee, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis."

Base Salary

In December 2007, the Committee recommended base salary increases in 2008 for the WPS named executive officers, ranging from 4.0% to 11.5%, with an average pay increase equal to 7.1%.  Base salaries set for the WPS named executive officers were on average within 10% of the market median.  The goal of setting base salary at or near market median levels allows the company to be competitive in the marketplace.

Short-Term Incentive Compensation

All of the WPS named executive officers participated in the Integrys Energy Group 2008 Executive Incentive Plan.  Provided below are the specific payout levels and measurement weightings established for each of the named executive officers (other than Mr. Schrock and Mr. O’Leary) for the Integrys Energy Group 2008 Executive Incentive Plan.  For Mr. Schrock and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program."  For a discussion of the likelihood of achieving the target levels, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program – Short-Term Incentive Compensation."

Named Executive Officer	Payout Levels (as a percent of adjusted gross base salary)			Measurement Weightings (as a percent of total payout)
	Threshold	Target	Superior	Net Income (1)	Operational Measures (1) (2)
Diane L. Ford	-	45	112.5	70	30
Bradley A. Johnson	-	40	100	70	30
Barth J. Wolf	-	45	112.5	70	30

(1)  Integrys Energy Group, Inc.
(2) Combined regulated subsidiaries.

The actual payout received by each WPS named executive officer (other than Mr. Schrock and Mr. O’Leary) is provided in the Summary Compensation Table under Non-Equity Incentive Plan Awards.  For actual payouts for Mr. Schrock and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Summary Compensation Table."

Long-Term Incentive Compensation

The long-term incentive compensation granted for 2008 as a percent of annualized base salary on an accounting expense basis for each WPS named executive officer (other than Mr. Schrock and Mr. O’Leary) was as follows:  Diane L. Ford 86%; Bradley A. Johnson 80%; and Barth J. Wolf 80%.  For long-term incentive compensation granted for 2008 for Mr. Schrock and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program – Long-Term Incentive Compensation."

Other Benefits

We have certain other plans which provide, or may provide, cash compensation and benefits to the WPS named executive officers.  These plans are principally a deferred compensation plan, a qualified pension plan, a pension restoration plan and a supplemental retirement plan.  We also provide life insurance as part of our compensation package.  The Committee considers all of these plans and benefits when reviewing total compensation of the WPS named executive officers.

Perquisites

The WPS named executive officers are provided with a modest level of personal benefits.  These may include payments for executive physicals, officer parking, home office equipment and financial counseling.

Deferred Compensation

The WPS named executive officers may participate in the Integrys Energy Group Deferred Compensation Plan.  This non-qualified benefit allows eligible executives to defer 1% to 100% of base salary, annual short-term incentive, and long-term incentive compensation (other than options for Integrys Energy Group common stock) on a pre-tax (federal and state) basis.

Qualified Pension Plan

The WPS named executive officers are eligible to participate in the qualified Integrys Energy Group Retirement Plan (referred to as the pension equity plan) upon completion of one year of service and 1,000 or more hours of work during that year.  The pension equity plan, the successor plan to the Peoples Energy Corporation Retirement Plan, was merged with the Wisconsin Public Service Corporation Retirement Plan effective December 31, 2008.  All WPS named executive officers are eligible to participate in the pension equity plan.  The pension equity plan requires 3 years of employment or the attainment of age 65 to be vested in the plan.

For a more detailed discussion of the qualified pension plan, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Other Benefits – Qualified Pension Plan."

Provided below is the pension service credit for each WPS named executive officer (other than Mr. Schrock and Mr. O’Leary).  For Mr. Schrock and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program – Other Benefits."

Named Executive Officer	Annual Percentage Credit Earned in 2008	Accumulated Total Service Credits Earned as of December 31, 2008
Diane L. Ford	15%	512%
Bradley A. Johnson	15%	439%
Barth J. Wolf	15%	301%

The pension equity plan does not allow for granting of additional service credit not otherwise authorized under the plan terms.  Provided in the Pension Benefits Table for 2008 below is a tabulation of the present value of the accumulated pension benefit using full years of credited service only.  For the present value of the accumulated pension benefit of Mr. Schrock and Mr. O’Leary, see the Proxy Statement under the caption “Executive Compensation – Pension Benefits Table for 2008.”

Pension Restoration Plan and Supplemental Retirement Plan

The WPS named executive officers receive a pension restoration benefit under the Pension Restoration Plan.  Pension restoration provides a benefit based upon the difference between (1) the benefit the executive would have been entitled to under the pension equity plan if the maximum benefit limitation under IRS Section 415 and the compensation limitation under IRS Section 401(a)(17) did not apply, and if all base compensation and annual incentive amounts had been paid to the executive in cash rather than being deferred into the Integrys Energy Group Deferred Compensation Plan, and (2) the executive's actual benefit under the pension equity plan.  The Nonqualified Deferred Compensation Table for 2008 below provides information on the deferrals into the Pension Restoration Plan and earnings for each WPS named executive officer (other than Mr. Schrock and Mr. O’Leary).  For Mr. Schrock and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation - Nonqualified Deferred Compensation Table for 2008."

In addition, the Integrys Energy Group Board of Directors, based on the recommendation of the Committee, has authorized each of the WPS named executive officers to be provided with a non-qualified supplemental retirement benefit under the Supplemental Retirement Plan (SERP).  This benefit provides income replacement when taking into account other retirement benefits provided to the eligible executive and assures that the eligible executive will receive 60% of his/her final average pay (over the last 36 months or the 3 preceding years, whichever is higher).  To qualify for the full supplemental retirement benefit, the executive must have completed 15 years of service and retire/terminate after age 62.  Reduced benefits are payable if the executive has attained age 55 and completed 10 years of service at retirement or termination.

These additional retirement benefits are designed to attract and retain key management employees who are important to the successful operation of the company.  The Pension Benefits Table for 2008 below provides additional information regarding the present value of accumulated benefits under the SERP for each WPS named executive officer (other than Mr. Schrock and Mr. O’Leary).  For Mr. Schrock and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation - Pension Benefits Table for 2008."

Beginning in 2008 we made the decision to move away from the use of defined benefit plans for all non-union employees including executives because of market trends.  A ten year transition period applies which means that ultimately no qualified or non-qualified benefit pension plans will exist for future benefit accruals.  These plans are being replaced with defined contribution plans.  Also, the plans were revised during 2008 to comply with IRS Section 409A requirements.

Life Insurance

The WPS named executive officers are eligible for an enhanced life insurance benefit of up to three times their annual base salary, with a maximum benefit level (taking into account both employer-provided coverage and any supplemental coverage that the officer voluntarily purchases) of $1,000,000.  Accidental Death and Dismemberment (AD&D) coverage is also provided for these same named executive officers up to three times their annual base salary, subject to a separate $1,000,000 maximum benefit level.  The IRS requires that imputed income be calculated and recorded for company paid life insurance in excess of $50,000.  In compliance with IRS regulations, imputed income is recorded to the extent that an executive’s life insurance benefit exceeds this limit.  Listed below is the life insurance coverage in place as of December 31, 2008 for each named executive officer (other than Mr. Schrock and Mr. O’Leary).  For Mr. Schrock and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program."

Named Executive Officer	Life Insurance Coverage ($)
Diane L. Ford	500,000
Bradley A. Johnson	1,000,000
Barth J. Wolf	1,000,000

Change in Control Agreements

The Committee has authorized each of the WPS named executive officers to receive protection and associated benefits in the event of a covered termination following a change in control of Integrys Energy Group.  These agreements between the named executive officers and Integrys Energy Group each contain a "double trigger" arrangement, whereby a payment is only made if there is a change in control of Integrys Energy Group and the executive is actually terminated or terminates employment under certain circumstances after being demoted or after certain other adverse changes in the executive's working conditions or status.  No tax gross-up payment is provided under the agreements.

The Committee periodically reviews the payment and benefit levels in the change in control agreements and the triggers to ensure that they remain competitive and appropriate.  All existing change in control agreements were revised during 2008 to comply with IRS Section 409A requirements.

For a more detailed discussion of the change in control agreements, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Other Benefits – Change in Control Agreements."

Common Stock Ownership Guidelines

We believe that it is important to align executive and shareholder interests by defining stock ownership guidelines for executives.  For 2008, the target level for ownership of Integrys Energy Group common stock was three times base salary for Charles A. Schrock and Joseph P. O'Leary, and one times base salary for Diane L. Ford, Bradley A. Johnson, and Barth J. Wolf.  All of the WPS named executive officers are complying with our stock ownership guidelines.

Summary Compensation Table for 2008

The following table sets forth for each of the WPS named executive officers (other than Mr. Schrock and Mr. O’Leary) compensation information for the past two fiscal years during which they were named executive officers (no compensation information is provided for 2006 because they were not named executive officers in 2006):  (1) the dollar value of base salary and bonus earned during the applicable fiscal years; (2) the dollar value of the compensation cost of all outstanding stock and option awards recognized over the requisite service period, as computed in accordance with SFAS No. 123(R) (all stock and option awards in this and the other tables relate to Integrys Energy Group common stock); (3) the dollar value of earnings for services pursuant to awards granted during the applicable fiscal years under non-equity incentive plans; (4) the change in pension value and non-qualified compensation earnings during the applicable fiscal years; (5) all other compensation for the applicable fiscal years; and (6) the dollar value of total compensation for the applicable fiscal years.  This Summary Compensation Table for 2008 and the tables that follow reflect the compensation paid to the named executive officers for all services rendered in all capacities to Integrys Energy Group and its subsidiaries, including WPS, regardless of whether the compensation was paid by Integrys Energy Group or any of its subsidiaries.  For Mr. Schrock and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Summary Compensation Table for 2008."

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensa- tion ($)(4)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Diane L. Ford Vice President and Corporate Controller	2008 2007	255,000 231,288	- 2,100	225,720 84,194	112,629 68,856	80,983 123,929	273,974 74,968	13,347 14,714	961,653 600,049

Bradley A. Johnson Treasurer	2008 2007	240,000 220,327	- 1,950	157,521 58,847	82,997 45,595	67,750 104,915	254,342 74,088	13,150 14,893	815,760 520,615

Barth J. Wolf Secretary	2008 2007	290,000 233,038	- 1,950	101,618 50,210	45,562 32,259	92,098 171,571	658,578 44,886	14,015 15,202	1,201,871 549,116

(1)	Includes amounts deferred into the Integrys Energy Group Deferred Compensation Plan. See the Nonqualified Deferred Compensation Table for 2008 for more information.

(2)
Amounts shown in column (e) reflect the dollar value of the compensation cost of all outstanding stock awards recognized over the requisite service period, computed in accordance with SFAS No. 123(R).  For information regarding assumptions made in valuing stock awards see Note 18, "Stock Based Compensation."

(3)
Amounts shown in column (f) reflect the dollar value of the compensation cost of all outstanding option awards recognized over the requisite service period, computed in accordance with SFAS No. 123(R).  For information regarding assumptions made in valuing stock option awards see Note 18, "Stock Based Compensation."

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

(5)
The calculation of above-market earnings on non-qualified deferred compensation is based on the difference between 120% of the applicable federal long-term rate (AFR) and the rate of return received on Reserve Accounts A and B.  Provided below are the actual rates of return used in the calculation:  Note that Reserve Account A was frozen to new deferrals beginning on January 1, 1996.  Reserve Account B was frozen to new deferrals beginning on April 1, 2008.

Time Period	AFR 120%	Res A - Daily	Res B - Daily
October 2007 – March 2008	5.86%	5.8555%	5.8273%
April 2008 – September 2008	5.29%	8.0114%	5.8273%
October 2008 – March 2009	5.19%	8.9302%	6.3427%

(6)
Reflects other compensation items consisting of life insurance premiums, imputed income from life insurance benefits, restricted stock dividends and ESOP matching contributions.  For individual items included in column (i) that were in excess of $10,000, see the table below reflecting ESOP matching contributions.  For individual items included in column (i) that were in excess of $10,000 for Mr. Schrock and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Summary Compensation Table for 2008."

Named Executive Officer	ESOP ($)
Diane L. Ford	10,291
Bradley A. Johnson	10,224
Barth J. Wolf	10,575

With regard to equity awards, no re-pricing, extension of exercise periods, change of vesting or forfeiture conditions, change or elimination of performance criteria, change of bases upon which returns are determined, or any other material modification of any outstanding option or other equity based award occurred during fiscal years reported in the table.

Grants of Plan-Based Awards Table for 2008

The following table sets forth information regarding all incentive plan awards that were made to the WPS named executive officers (other than Mr. Schrock and Mr. O’Leary) during 2008, including equity and non-equity based awards.  For Mr. Schrock and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Grants of Plan-Based Awards Table for 2008."

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards Annual Incentive Plan (1)			Estimated Future Payouts Under Equity Incentive Plan Awards Performance Share Program			All Other Stock Awards: Number of Shares of Stock or Units (#) Restricted Stock Program	All Other Option Awards: Number of Securities Underlying Options (#) Stock Option Program	Exercise or Base Price Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (2)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Diane L. Ford	2008	-	114,750	286,875
	2/14/08				1,274	2,548	5,096				125,413
	2/14/08							907			43,863
	2/14/08								13,882	48.36	62,747
Bradley A. Johnson	2008	-	96,000	240,000
	2/14/08				1,115	2,230	4,460				109,761
	2/14/08							794			38,398
	2/14/08								12,154	48.36	54,936
Barth J. Wolf	2008	-	130,500	326,250
	2/14/08				1,347	2,695	5,390				132,648
	2/14/08							959			46,377
	2/14/08								14,686	48.36	66,381

(1)
Based on 2008 Executive Incentive Plan payout percentages.  For more information, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program – Short-Term Incentive Compensation.

(2)
Performance shares are valued at target payout using the value derived from a Monte Carlo simulation.  Restricted stock is valued at $48.36, the closing stock price on the grant date.  Stock options are valued at $4.52 on an accounting expense basis based on a proprietary "advance lattice" option pricing model.

For a narrative description of the material factors necessary to understand the information disclosed in the Summary Compensation Table for 2008 and the Grants of Plan-Based Award Table for 2008, see the Proxy Statement under the caption "Executive Compensation."

Outstanding Equity Awards Table for 2008

The following table sets forth information for the WPS named executive officers (other than Mr. Schrock and Mr. O’Leary) regarding outstanding awards under the stock option plan, restricted stock plan,

incentive plans, and similar plans, including market-based values of associated rights and/or shares as of December 31, 2008.  For Mr. Schrock and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Outstanding Equity Awards Table for 2008."

Name	Options Awards (1)					Stock Awards (2)
	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (3)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Diane L. Ford	6,244	-	-	34.09	12/13/2011	1,278	54,928	5,386	231,490
	6,382	-	-	37.96	12/12/2012
	6,332	-	-	44.73	12/10/2013
	7,433	-	-	48.11	12/7/2014
	6,027	2,009	-	54.85	12/7/2015
	4,566	4,564	-	52.73	12/7/2016
	780	2,339	-	58.65	5/17/2017
	-	13,882	-	48.36	2/14/2018
Bradley A. Johnson	2,449	-	-	37.96	12/12/2012	1,125	48,353	4,650	199,857
	4,577	-	-	44.73	12/10/2013
	6,071	-	-	48.11	12/7/2014
	4,869	1,622	-	54.85	12/7/2015
	3,816	3,814	-	52.73	12/7/2016
	768	2,303	-	58.65	5/17/2017
	-	12,154	-	48.36	2/14/2018
Barth J. Wolf	2,530	-	-	34.09	12/13/2011	1,264	54,327	4,988	214,384
	4,119	-	-	37.96	12/12/2012
	4,463	-	-	44.73	12/10/2013
	5,156	-	-	48.11	12/7/2014
	4,869	1,622	-	54.85	12/7/2015
	3,392	3,391	-	52.73	12/7/2016
	742	2,225	-	58.65	5/17/2017
	-	14,686	-	48.36	2/14/2018

(1)  Provided below is the corresponding vesting date relative to each option expiration date:

Grant Date	Full Vesting Date	Expiration Date
12/13/2001	12/13/2005	12/13/2011
12/12/2002	12/12/2006	12/12/2012
12/10/2003	12/10/2007	12/10/2013
12/08/2004	12/08/2008	12/08/2014
12/07/2005	12/07/2009	12/07/2015
12/07/2006	12/07/2010	12/07/2016
5/17/2007	5/17/2011	5/17/2017
2/14/2008	2/14/2012	2/14/2018

(2)	Integrys Energy Group stock price on December 31, 2008 was $42.98.

(3)
Included in columns (i) and (j) above are the performance shares that may still be paid out as of December 31, 2008.   Subsequent to December 31, 2008, no payout occurred on performance shares for the performance period of 2006-2008 because total shareholder return results were below threshold requirements.  The number of unearned performance shares attributable to each named executive officer as a result of the threshold requirements not being achieved, along with the corresponding market value of such shares, is as follows:

Named Executive Officer	# Unearned Shares	Market or payout value of unearned shares ($)
Diane L. Ford	1,121	48,181
Bradley A. Johnson	905	38,897
Barth J. Wolf	905	38,897

Option Exercises and Stock Vested Table for 2008

The following table sets forth amounts received by each WPS named executive officer (other than Mr. Schrock and Mr. O’Leary) upon exercise of options (or similar instruments) or the vesting of stock (or similar instruments) during 2008.  For Mr. Schrock and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Option Exercises and Stock Vested Table for 2008."

Name	Option Awards		Stock Awards (1)
	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
(a)	(b)	(c)	(d)	(e)
Diane L. Ford	-	-	164	7,249
Bradley A. Johnson	-	-	145	6,442
Barth J. Wolf	-	-	133	5,948

(1)
No payout was made on performance shares in 2008 based on total shareholder return for the performance period ending December 31, 2008, not meeting the threshold payout level.  These performance shares had a performance period of 2006-2008.

Pension Benefits Table for 2008

The following table sets forth the actuarial present value of each WPS named executive officer's (other than Mr. Schrock and Mr. O’Leary) accumulated benefit under each defined benefit plan, assuming benefits are paid at normal retirement age based on current levels of compensation.  For Mr. Schrock and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Pension Benefits Table for 2008."  None of the WPS named executives other than Mr. Schrock and Ms. Ford are currently eligible for early retirement.  No pension benefits were paid to any of the WPS named executive officers during the year.  Specific details of these benefits are discussed above in more detail in the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program – Other Benefits."

Name	Plan Name (1)	Number of years of credited service (#)(2)	Present value of accumulated benefits ($)(3)	Payments during last fiscal year ($)
(a)	(b)	(c)	(d)	(e)
Diane L. Ford	Retirement Plan	33	1,114,197	-
	Restoration Plan	33	439,009	-
	SERP	33	6,725	-
	Total		1,559,931	-

Bradley A. Johnson	Retirement Plan	29	839,327	-
	Restoration Plan	29	381,939	-
	SERP	29	129,048	-
	Total		1,350,314	-

Barth J. Wolf	Retirement Plan	20	642,086	-
	Restoration Plan	20	258,057	-
	SERP	20	303,930	-
	Total		1,204,073	-

(1)
For a description of the material terms and conditions of the above named plans, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program – Other Benefits."

(2)	Full years of credited service only. Actual plan benefits are calculated taking into account full and fractional years of credited service.

(3)	Change in pension value during 2008 and present value of accumulated benefit at year-end:

Retirement Plan

For the named executive officers, the amounts shown are based on the present value of the projected pension equity plan (PEP) account balances payable at the plan's normal retirement age (age 65).  The projected age 65 PEP account equals the participant's accrued account balance at year-end rolled forward with interest credits to age 65 using the plan's interest rate (4.92% at December 31, 2007, and 6.72% at December 31, 2008).  The present value was determined using an interest rate consistent with assumptions used for financial reporting under SFAS No. 87 (6.40% at December 31, 2007, and 6.45% at December 31, 2008).

For named executive officers covered under the Integrys Energy Group Retirement Plan, the value of the temporary supplemental benefit has been added.  The present value was determined assuming commencement at earliest eligibility (generally age 55) and paid in a single lump-sum form, using the plan's interest rate to calculate the lump sum payment (Pension Protection Act segment lump-sum rates at December 31, 2007, and December 31, 2008) and using an interest rate consistent with assumptions used in financial reporting under SFAS No. 87 to determine the present value at year-end of the lump sum payable.  The benefit was prorated based on current service over service from hire date to date of earliest eligibility.

Restoration Plan

The amounts shown are based on the present value of the projected PEP account balances payable at the plan's normal retirement age (age 65).  The projected age 65 PEP account equals the participant's accrued account balance at year-end rolled forward with interest credits to age 65 using the plan's interest rate (4.92% at December 31, 2007, and 6.72% at December 31, 2008).  The present value was determined using an interest rate consistent with assumptions used for financial reporting under SFAS No. 87 (6.40% at December 31, 2007, and 6.45% at December 31, 2008).

SERP

The values shown are based on the present value of the accrued benefit at unreduced retirement age (age 62) reflecting final average pay and service as of the calculation date.  The present value was determined assuming commencement at age 62 using an interest rate consistent with assumptions used for financial reporting under SFAS No. 87 (6.40% at December 31, 2007, and 6.45% at December 31, 2008).

Nonqualified Deferred Compensation Table for 2008

The following table sets forth information regarding the contributions, earnings, and balances for each WPS named executive officer (other than Mr. Schrock and Mr. O’Leary) relative to the non-qualified deferred compensation plan for 2008.  For Mr. Schrock and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Nonqualified Deferred Compensation Table for 2008."

Name	Executive Contributions in last fiscal year ($)(1)	Registrant contributions in last fiscal year ($)(1)	Aggregate earnings in last fiscal year ($)(2)	Aggregate withdrawal/ distributions ($)	Aggregate balance at last fiscal year end ($)(3)
(a)	(b)	(c)	(d)	(e)	(f)
Diane L. Ford	25,525	-	(160,457)	-	994,907
Bradley A. Johnson	17,650	-	(31,077)	-	885,478
Barth J. Wolf	20,300	-	(43,010)	-	607,176

(1)
Deferrals into the Deferred Compensation Plan were made from compensation earned in 2008 and are reported in column (c) of the Summary Compensation Table for 2008, with the exception of equity and non-equity incentive plan compensation earned in 2007, but paid out and deferred in 2008.  These amounts are as follows:

Name	2007 Annual Incentive Plan	2007 Annual Incentive Plan 5% Premium	2008 Performance Share Payout
Diane L. Ford	123,929	-	-
Bradley A. Johnson	104,915	-	-
Barth J. Wolf	128,678	-	-

(2)	Above market earnings received on Reserve Accounts A and B are reported in column (h) of the Summary Compensation Table for 2008.

(3)	The aggregate balance includes amounts shown in footnote (1) and the above market earnings on Reserve Accounts A and B, which are included in column (h) of the Summary Compensation Table for 2008.

The following table sets forth the actual earnings during 2008 of each deferred compensation account held by the WPS named executive officers (other than Mr. Schrock and Mr. O’Leary).  For Mr. Schrock and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Nonqualified Deferred Compensation Table for 2008."

Name	Aggregate earnings for Reserve A in last fiscal year ($)	Aggregate earnings for Reserve B in last fiscal year ($)	Aggregate earnings for Mutual Funds in last fiscal year ($)	Aggregate earnings for company stock in last fiscal year ($)	Aggregate earnings in last fiscal year ($)
Diane L. Ford	8,504	8,166	(121,808)	(55,319)	(160,457)
Bradley A. Johnson	4,018	22,681	(1,471)	(56,305)	(31,077)
Barth J. Wolf	-	11,831	(5,982)	(48,859)	(43,010)

For further details regarding the deferred compensation accounts, including rates of return, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program – Other Benefits."  Upon retirement or termination of employment, distribution of the WPS named executive officer's account will commence in January of the year that is both (1) following the calendar year of termination of employment and (2) at least six months following termination or later if a later date is selected by the WPS named executive officer.  The WPS named executive officer can elect a distribution period from 1 to 15 years.  Payouts, withdrawals or other distributions cannot commence under the plan while the named executive officer is actively employed.

At December 31, 2008, there were 686,451 shares of Integrys Energy Group common stock available for distribution under this plan.

Termination of Employment

Provided below are estimated enhanced aggregate compensation and benefits that may be payable to the WPS named executive officers (other than Mr. Schrock and Mr. O’Leary) in the event of termination of employment.  These estimates assume that termination occurred on the last business day of the last fiscal year (December 31, 2008).  For Mr. Schrock and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Termination of Employment."

Type of Termination	Diane L. Ford (1)	Bradley A. Johnson (2)	Barth J. Wolf (2)
Retirement (3)	2,332,465	-	-
Change In Control (CIC)	1,216,865	1,808,243	2,117,446

(1)
Ms. Ford is currently eligible for retirement under the pension program, as specified in the plan documents.  Termination for reasons that are voluntary/involuntary/for cause would be treated the same as retirement.

(2)	Mr. Johnson and Mr. Wolf were not retirement eligible as of December 31, 2008.

(3)
Included in the value shown is the present value of future retirement benefit payments.  Under the Pension Restoration Plan and the Supplemental Retirement Plan, certain participants will be paid a monthly benefit (for a fixed number of payments or a lifetime annuity).  The present value of future monthly benefit payments was determined using an interest rate and mortality table consistent with assumptions used for financial reporting under SFAS No. 87.  Also included in the total is the enhanced value for any outstanding equity grants.

The WPS named executives have been provided with an agreement such that in the event of a change in control, a termination payment would be provided.  For further details regarding the nature of these agreements, see the Proxy Statement under the caption "Executive Compensation – Termination of Employment."

No triggering event occurred in 2008 that affected the WPS named executive officers.  The Chang in Control estimate above provides the approximate cash severance amount, the present value of enhanced pension, health and welfare and outplacement benefits, the amount due for interrupted performance cycles, and the intrinsic value of stock-based awards for each WPS named executive officer.

Director Compensation

At December 31, 2008, the seven directors of WPS consisted entirely of employees of Integrys Energy Group or its subsidiaries.  The directors are Larry L. Weyers, Chair; Lawrence T. Borgard; William D. Laakso; Phillip M. Mikulsky; Thomas P. Meinz; Joseph P. O'Leary; and Charles A. Schrock.  Formerly, Thomas A. Nardi and Desiree G. Rogers served as directors of WPS during the 2008 fiscal year.  None of these directors receive compensation for serving in the role of a director of WPS.  Each director is compensated in their role as an employee of Integrys Energy Group or a subsidiary of Integrys Energy Group.  For the compensation paid to Messrs. Weyers, O'Leary, Mikulsky, Schrock, Nardi and Ms. Rogers as named executive officers of Integrys Energy Group, see the Proxy Statement under the caption "Executive Compensation – Summary Compensation Table for 2008."  The remaining directors were paid the following total compensation by Integrys Energy Group or a subsidiary of Integrys Energy Group for the year ended December 31, 2008:  Lawrence T. Borgard, $1,347,260, Thomas P. Meinz $1,318,794 and William D. Laakso $228,956.

Compensation Committee Report

For the Committee’s report, see the Proxy Statement under the caption “Executive Compensation – Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Voting Securities

All of the common stock of WPS is held by its parent, Integrys Energy Group.

Listed in the following table are the shares of Integrys Energy Group's common stock owned as of February 2, 2009 by the then directors and the 2008 named executive officers of WPS, as well as the number of shares owned by the then directors and executive officers of WPS as a group as of February 2, 2009.

	Amount and Nature of Shares Beneficially Owned February 2, 2009
Name and Title	Aggregate Number of Shares Beneficially Owned	Number of Shares Subject to Stock Options	Percent of Shares
Lawrence T. Borgard, Director	76,641	53,435	*
Phillip M. Mikulsky, Director (1)	203,805	164,416	*
Thomas P. Meinz, Director (2)	96,183	74,395	*
Larry L. Weyers, Director	581,406	531,474	*
William D. Laakso, Director	546	-	*
Joseph P. O'Leary Senior Vice President, Chief Financial Officer and Director	133,768	119,771	*
Charles A. Schrock President and Director	107,511	88,576	*
Diane L. Ford Vice President and Corporate Controller	52,979	41,235	*
Barth J. Wolf Secretary	34,818	28,943	*
Bradley A. Johnson Treasurer	36,014	25,589	*
All 10 directors and executive officers as a group (3)	1,323,671	1,127,834	1.7%
*	Less than 1% of Integrys Energy Group outstanding shares of common stock

(1)	Includes 7,501 shares owned in a joint trust with spouse.

(2)	Includes 3,971 shares owned in a joint trust with spouse.

(3)
Aggregate Number of Shares Beneficially Owned includes shares of common stock held in the Employee Stock Ownership Plan and Trust, the WPS Deferred Compensation Trust, and all stock options, which are exercisable within 60 days of February 2, 2009.  Each director or officer has sole voting and investment power with respect to the shares reported, unless otherwise noted.  No voting or investment power exists related to the stock options reported until exercised.

None of the persons listed beneficially owns shares of any other class of WPS's or Integrys Energy Group's equity securities.

Equity Compensation Plan Information

Information required by this Item regarding equity compensation plans of Integrys Energy Group can be found in Integrys Energy Group's Proxy Statement, under the caption "Ownership of Voting Securities-Equity Compensation Plan Information."  Such information is incorporated by reference as if fully set forth herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

WPS provides and receives services, property, and other items of value to and from its parent, Integrys Energy Group, and other subsidiaries of Integrys Energy Group.  All such transactions are made pursuant to a Master Affiliated Interest Agreement approved by the PSCW.  MGU, MERC, UPPCO, PGL, and NSG (together with WPS, the “regulated subsidiaries”) have all been added as parties to this agreement, and like WPS, can also provide and receive services, property, and other items of value to and from their parent, Integrys Energy Group, and other subsidiaries of Integrys Energy Group.  The agreement provides that the regulated subsidiaries must receive payment equal to the higher of its cost or fair value for services, property, and other items of value which the regulated subsidiaries provide to Integrys Energy Group or its other nonregulated subsidiaries, and that the regulated subsidiaries must make payments equal to the lower of the provider's cost or fair value for services, property, and other items of value which Integrys Energy Group or its other nonregulated subsidiaries provide to the regulated subsidiaries.  The agreement further provides that any services, property, or other items of value provided to or from any of the regulated subsidiaries of Integrys Energy Group be provided at cost.  Modification or amendment to this agreement requires the approval of the PSCW.

IBS provides 14 categories of services (including financial, human resource, and administrative services) to WPS pursuant to a Master Regulated Affiliated Interest Agreement (Regulated AIA) which has been approved by, or granted appropriate waivers from, the PSCW.  As required by FERC regulations for centralized service companies, IBS renders services at cost.  The PSCW must be notified prior to making changes to the Regulated AIA.  Recovery of allocated costs is addressed in WPS’s rate cases.

In 2008, a new Affiliated Interest Agreement that would govern the provision of intercompany services, other than IBS services, within Integrys Energy Group, was submitted to the PSCW for approval.  The new agreement is written primarily to limit the scope of services that had been provided under current agreements that are now being provided by IBS.  The new agreement will replace current agreements after proper approvals.  The pricing methodologies from the current agreements carry forward to the new agreement.

Directors of WPS are also employees of WPS, its parent company, or sister companies.

Executive officers of WPS who are also executive officers of Integrys Energy Group are subject to Integrys Energy Group’s policy regarding related person transactions.  Information required by this Item regarding such related person transactions can be found in Integrys Energy Group’s Proxy Statement under the caption “Election of Directors – Related Person Transaction Policy.”  Such information is incorporated by reference as if fully set forth herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees for professional services provided to WPS by Deloitte & Touche LLP in 2008 and 2007:

Fees	2008	2007
Audit Fees (a)	$804,659	$772,532
Audit Related Fees (b)	500	83,470
All Other Fees (c)	590	2,065
Total Fees	$805,749	$858,067

a)
Audit Fees. Consists of aggregate fees for the audits of the annual consolidated financial statements, reviews of the interim condensed consolidated financial statements included in quarterly reports, and audits of the effectiveness of, and management's assessment of the effectiveness of, internal control over financial reporting.  Audit fees also include services that are normally provided by Deloitte & Touche in connection with statutory and regulatory filings or engagements, including comfort letters, consents and other services related to SEC matters, and consultations arising during the course of the audits and reviews concerning financial accounting and reporting standards.

b)
Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements or internal control over financial reporting and are not reported under "Audit Fees."

c)
All Other Fees. Consists of other fees for services provided to WPS by Deloitte & Touche LLP for products and services other than the services reported above.  All Other Fees are for software licensing and training provided in 2008 and 2007.  The nature of the software license fees, which include support, learning services, and training, has been deemed as permissible non-attest services.

Deloitte & Touche LLP received no fees from nor provided any tax services to WPS during 2008 or 2007.

In considering the nature of the services provided by the independent registered public accounting firm, the Audit Committee of the Board of Directors of Integrys Energy Group (Audit Committee) determined that such services are compatible with the provision of independent audit services.  The Audit Committee discussed these services with the independent registered public accounting firm and Integrys Energy Group's management and determined that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as those of the American Institute of Certified Public Accountants.  The Audit Committee has approved in advance 100% of the audit services described above in accordance with its pre-approval policy.

For information on the Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm regarding WPS see the discussion in the Proxy Statement, under the caption "Principal Fees and Service Paid to Independent Registered Public Accounting Firm."

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

(1)	Consolidated Financial Statements included in Part II at Item 8 above:

	Description	Pages in 10-K

	Consolidated Statements of Income for the three years ended December 31, 2008, 2007, and 2006	45

	Consolidated Balance Sheets as of December 31, 2008 and 2007	46

	Consolidated Statements of Capitalization as of December 31, 2008 and 2007	47

	Consolidated Statements of Common Shareholder's Equity for the three years ended December 31, 2008, 2007, and 2006	48

	Consolidated Statements of Cash Flows for the three years ended December 31, 2008, 2007, and 2006	49

	Notes to Consolidated Financial Statements	50

	Report of Independent Registered Public Accounting Firm	82

(2)
Financial Statement Schedules.
The following financial statement schedules are included in Part IV of this report.  Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	Description	Pages in 10-K

	Schedule II WPS Valuation and Qualifying Accounts	102

(3)	Listing of all exhibits, including those incorporated by reference. See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February, 2009.

WISCONSIN PUBLIC SERVICE CORPORATION

(Registrant)

By:	/s/ Charles A. Schrock
Charles A. Schrock President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Lawrence T. Borgard *	Director
William D. Laakso *	Director
Thomas P. Meinz *	Director
Phillip M. Mikulsky *	Director
Joseph P. O'Leary *	Director
Charles A. Schrock *	Director
Larry L. Weyers *	Director and Chairman

/s/ Charles A. Schrock	President, Chief Executive Officer and Director (principal executive officer)	February 25, 2009
Charles A. Schrock

/s/ Joseph P. O'Leary	Senior Vice President, Chief Financial Officer and Director (principal financial officer)	February 25, 2009
Joseph P. O'Leary

/s/ Diane L. Ford	Vice President and Corporate Controller (principal accounting officer)	February 25, 2009
Diane L. Ford

* By: /s/ Diane L. Ford
Diane L. Ford	Attorney-in-Fact	February 25, 2009

SCHEDULE II
WISCONSIN PUBLIC SERVICE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended December 31, 2008, 2007, and 2006
(In millions)

	Balance at	Additions
	Beginning of	Charged to		Balance at
Fiscal Year	Year	Expense (1)	Reductions (2)	End of Year

2006	$8.5	$7.7	$9.2	$7.0

2007	$7.0	$7.8	$10.8	$4.0

2008	$4.0	$9.4	$8.6	$4.8

(1) Net of recoveries.
(2) Represents amounts written off to the reserve, net of adjustments to regulatory assets.

EXHIBIT INDEX

Set forth below is a listing of all exhibits to this Annual Report on Form 10-K, including those incorporated by reference.

Certain other instruments, which would otherwise be required to be listed below, have not been so listed as such instruments do not authorize long-term securities in an amount which exceeds 10% of the total assets of WPS and its subsidiary on a consolidated basis.  WPS agrees to furnish a copy of any such instrument to the SEC upon request.

Exhibit Number	Description of Documents

2.1*
Asset Contribution Agreement between ATC and Wisconsin Electric Power Company, Wisconsin Power and Light Company, WPS, Madison Gas & Electric Co., Edison Sault Electric Company, South Beloit Water, Gas and Electric Company, dated as of December 15, 2000.  (Incorporated by reference to Exhibit 2A-3 to Integrys Energy Group's and WPS's Form 10-K for the year ended December 31, 2000.)

3.1
Articles of Incorporation of WPS as effective May 26, 1972 and amended through May 31, 1988 (Incorporated by reference to Exhibit 3A to Form 10-K for the year ended December 31, 1991); Articles of Amendment to Articles of Incorporation dated June 9, 1993. (Incorporated by reference to Exhibit 3 to Form 8-K filed June 10, 1993.)

3.2	By-Laws of WPS, as amended through February 21, 2007. (Incorporated by reference to Exhibit 3.6 to WPS's Form 8-K filed February 27, 2007.)

4.1
First Mortgage and Deed of Trust, dated as of January 1, 1941 from WPS to U.S. Bank National Association (successor to First Wisconsin Trust Company), Trustee (Incorporated by reference to Exhibit 7.01 - File No. 2-7229); Supplemental Indenture, dated as of November 1, 1947 (Incorporated by reference to Exhibit 7.02 - File No. 2-7602); Supplemental Indenture, dated as of November 1, 1950 (Incorporated by reference to Exhibit 4.04 - File No. 2-10174); Supplemental Indenture, dated as of May 1, 1953 (Incorporated by reference to Exhibit 4.03 - File No. 2-10716); Supplemental Indenture, dated as of October 1, 1954 (Incorporated by reference to Exhibit 4.03 - File No. 2-13572); Supplemental Indenture, dated as of December 1, 1957 (Incorporated by reference to Exhibit 4.03 - File No. 2-14527); Supplemental Indenture, dated as of October 1, 1963 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of June 1, 1964 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of November 1, 1967 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of April 1, 1969 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Fifteenth Supplemental Indenture, dated as of May 1, 1971 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Sixteenth Supplemental Indenture, dated as of August 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Seventeenth Supplemental Indenture, dated as of September 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Eighteenth Supplemental Indenture, dated as of October 1, 1975 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Nineteenth Supplemental Indenture, dated as of February 1, 1977 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Twentieth Supplemental Indenture, dated as of July 15, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-First Supplemental Indenture, dated as of December 1, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-Second Supplemental Indenture dated as of April 1, 1981 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1981); Twenty-Third

Supplemental Indenture, dated as of February 1, 1984 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1983); Twenty-Fourth Supplemental Indenture, dated as of March 15, 1984 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended June 30, 1984); Twenty-Fifth Supplemental Indenture, dated as of October 1, 1985 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended September 30, 1985); Twenty-Sixth Supplemental Indenture, dated as of December 1, 1987 (Incorporated by reference to Exhibit 4A-1 to Form 10-K for the year ended December 31, 1987); Twenty-Seventh Supplemental Indenture, dated as of September 1, 1991 (Incorporated by reference to Exhibit 4 to Form 8-K filed September 18, 1991); Twenty-Eighth Supplemental Indenture, dated as of July 1, 1992 (Incorporated by reference to Exhibit 4B - File No. 33-51428); Twenty-Ninth Supplemental Indenture, dated as of October 1, 1992 (Incorporated by reference to Exhibit 4 to Form 8-K filed October 22, 1992); Thirtieth Supplemental Indenture, dated as of February 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed January 27, 1993); Thirty-First Supplemental Indenture, dated as of July 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed July 7, 1993); Thirty-Second Supplemental Indenture, dated as of November 1, 1993 (Incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended September 30, 1993); Thirty-Third Supplemental Indenture, dated as of December 1, 1998 (Incorporated by reference to Exhibit 4D to Form 8-K filed December 18, 1998); Thirty-Fourth Supplemental Indenture, dated as of August 1, 2001 (Incorporated by reference to Exhibit 4D to Form 8-K filed August 24, 2001); Thirty-Fifth Supplemental Indenture, dated as of December 1, 2002 (Incorporated by reference to Exhibit 4D to Form 8-K filed December 16, 2002); Thirty-Sixth Supplemental Indenture, dated as of December 8, 2003 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed December 9, 2003); Thirty-Seventh Supplemental Indenture, dated as of December 1, 2006 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed November 30, 2006); Thirty-Eighth Supplemental Indenture, dated as of August 1, 2006 (Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 2006); Thirty-Ninth Supplemental Indenture, dated as of November 1, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed November 16, 2007) ; and Fortieth Supplemental Indenture, dated as of December 1, 2008 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed December 4, 2008).  All references to periodic reports are to those of WPS (File No. 1-3016).

4.2
Indenture, dated as of December 1, 1998, between WPS and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4A to Form 8-K filed December 18, 1998); First Supplemental Indenture, dated as of December 1, 1998 between WPS and Firstar Bank Milwaukee, N.A., National Association (Incorporated by reference to Exhibit 4C to Form 8-K filed December 18, 1998); Second Supplemental Indenture, dated as of August 1, 2001 between WPS and Firstar Bank, National Association (Incorporated by reference to Exhibit 4C of Form 8-K filed August 24, 2001); Third Supplemental Indenture, dated as of December 1, 2002 between WPS and U.S. Bank National Association (Incorporated by reference to Exhibit 4C of Form 8-K filed December 16, 2002); Fourth Supplemental Indenture, dated as of December 8, 2003, by and between WPS and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association)  (Incorporated by reference to Exhibit 4.1 to Form 8-K filed December 9, 2003); Fifth Supplemental Indenture, dated as of December 1, 2006, by and between WPS and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association)  (Incorporated by reference to Exhibit 4.1 to Form 8-K filed November 30, 2006); Sixth Supplemental Indenture, dated as of December 1, 2006, by and between WPS and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2006); Seventh Supplemental Indenture, dated as of November 1, 2007, by and between WPS and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4.1 to Form 8-K filed November 16, 2007); and Eighth Supplemental Indenture, dated as of December 1, 2008, by and between WPS and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4.1 to Form 8-K filed December 4, 2008).  References to periodic reports are to those of WPS (File No. 1-3016).

10.1
Joint Power Supply Agreement among WPS, Wisconsin Power and Light Company, and Madison Gas and Electric Company, dated February 2, 1967.  (Incorporated by reference to Exhibit 4.09 in File No. 2-27308.)

10.2*	Joint Power Supply Agreement among WPS, Wisconsin Power and Light Company, and Madison Gas and Electric Company dated July 26, 1973. (Incorporated by reference to Exhibit 5.04A in File No. 2-48781.)

10.3* #
Joint Plant Agreement by and between WPS and Dairyland Power Cooperative, dated as of November 23, 2004.  (Incorporated by reference to Exhibit 10.19 to Integrys Energy Group's and WPS's Form 10-K for the year ended December 31, 2004.)

10.4
Basic Generating Agreement, Unit 4, Edgewater Generating Station, dated June 5, 1967, between Wisconsin Power and Light Company and WPS.  (Incorporated by reference to Exhibit 4.10 in File No. 2-27308.)

10.5
Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated February 24, 1983, between Wisconsin Power and Light Company, Wisconsin Electric Power Company, and WPS.  (Incorporated by reference to Exhibit 10C-1 to WPS's Form 10-K for the year ended December 31, 1983.)

10.6
Amendment No. 1 to Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated December 1, 1988.  (Incorporated by reference to Exhibit 10C-2 to WPS's Form 10-K for the year ended December 31, 1988.)

10.7
Revised Agreement for Construction and Operation of Columbia Generating Plant among WPS, Wisconsin Power and Light Company, and Madison Gas and Electric Company, dated July 26, 1973.  (Incorporated by reference to Exhibit 5.07 in File No. 2-48781.)

10.8+
Form of Key Executive Employment and Severance Agreement entered into between Integrys Energy Group and each of the following:  Lawrence T. Borgard, Diane L. Ford, Bradley A. Johnson, Thomas P. Meinz, Joseph P. O'Leary, Mark A. Radtke, Charles A. Schrock, and Barth J. Wolf.  (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group's Form 10-K for the year ended December 31, 2008.)

10.9+	Form of Integrys Energy Group Performance Stock Right Agreement. (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group's and WPS's Form 8-K filed December 13, 2005.)

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

10.12+
Form of Integrys Energy Group 2005 Omnibus Incentive Compensation Plan Restricted Stock Award Agreement.  (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group Form 8-K filed December 13, 2006.)

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

10.19+
Integrys Energy Group 2001 Omnibus Incentive Compensation Plan.  (Incorporated by reference to Exhibit 10.16 to Integrys Energy Group's and WPS's Form 10-K for the year ended December 31, 2005, filed February 28, 2006.)

10.20+	Integrys Energy Group, Inc. 2005 Omnibus Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group's and WPS's Form 10-Q filed August 4, 2005.)

10.21+
Integrys Energy Group, Inc. 2007 Omnibus Incentive Compensation Plan.  (Incorporated by reference to Exhibit 10.17 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337].)

10.22+
Integrys Energy Group Pension Restoration and Supplemental Retirement Plan, as Amended and Restated Effective April 1, 2008.  (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group's Form 8-K filed April 15, 2008.)

10.23
Five Year Credit Agreement among Wisconsin Public Service Corporation, as Borrower, The Lenders Identified Herein, U.S. Bank National Association, as Syndication Agent, Wells Fargo Bank National Association, as Co-Documentation Agent, JPMorgan Chase Bank, N.A., as Co-Documentation Agent, UBS Securities LLC, as Co-Documentation Agent, Citibank, N.A., as Administrative Agent and Citigroup Global Markets, Inc. and U.S. Bank National Association, as Co-Lead Arrangers and Book Managers dated as of June 2, 2005.  (Incorporated by reference to Exhibit 10.22 to WPS's Form 10-K filed February 28, 2008 [File No. 1-3016].)

12	WPS Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

21	Subsidiaries of WPS.

23	Consent of Independent Registered Public Accounting Firm for WPS.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for WPS.

99
Proxy Statement for Integrys Energy Group's 2009 Annual Meeting of Shareholders.  [To be filed with the SEC under Regulation 14A within 120 days after December 31, 2008; except to the extent specifically incorporated by reference, the Proxy Statement for the 2009 Annual Meeting of Shareholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K.]

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