Form 10-Q
period 2009-03-31
WISCONSIN PUBLIC SERVICE CORP
filed 2009-05-06
CIK 107833

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  (Registrant is not yet required to provide financial disclosure in an Interactive Data File format.)

Yes [ ] No [ ]

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

Common stock, $4 par value, 23,896,962 shares outstanding at May 6, 2009

______________________________________________________________________________
______________________________________________________________________________

EXHIBIT INDEX	36

12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

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

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation

Commonly Used Acronyms
AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	United States Generally Accepted Accounting Principles
IBS	Integrys Business Support, LLC
IRS	United States Internal Revenue Service
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Michigan Public Service Commission
N/A	Not Applicable
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
WDNR	Wisconsin Department of Natural Resources
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

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

Forward-looking statements involve a number of risks and uncertainties.  Some risk factors that could cause results to differ from any forward-looking statement include those described in Item 1A of WPS's Annual Report on Form 10-K for the year ended December 31, 2008, as may be amended or supplemented in Part II, Item 1A of this report.  Other factors include:

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

●	The impacts of changing financial market conditions, credit ratings, and interest rates on the liquidity and financing efforts of WPS and its subsidiary;
●	The risks associated with changing commodity prices (particularly natural gas and electricity) and the available sources of fuel and purchased power, including their impact on margins;
●	Resolution of audits or other tax disputes with the IRS, Wisconsin Department of Revenue, Michigan Department of Treasury, or other taxing authorities;
●	The effects, extent, and timing of additional competition or regulation in the markets in which WPS and its subsidiary operate;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political and legal developments, as well as economic conditions and the related impact on customer demand;
●	Potential business strategies, including acquisitions, and construction or disposition of assets or businesses, which cannot be assured to be completed timely or within budgets;
●	The direct or indirect effects of terrorist incidents, natural disasters, or responses to such events;
●	The effectiveness of risk management strategies and the use of financial and derivative instruments;
●	The risks associated with the inability of WPS's counterparties and customers to meet their obligations;
●	Weather and other natural phenomena, in particular the effect of weather on natural gas and electricity sales after certain limits have been exceeded under the decoupling mechanisms at WPS;
●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by WPS and/or Integrys Energy Group from time to time with the SEC.

Except to the extent required by the federal securities laws, WPS and its subsidiary undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions)	2009	2008

Operating revenues
Electric	$299.4	$295.0
Natural gas	188.8	220.7
Total operating revenues	488.2	515.7

Electric production fuels	45.5	41.9
Purchased power	86.5	123.9
Natural gas purchased for resale	126.0	159.3
Operating and maintenance expense	103.7	102.4
Depreciation and amortization expense	26.4	22.6
Taxes other than income taxes	12.7	12.0
Operating income	87.4	53.6

Miscellaneous income	4.0	4.9
Interest expense	(12.5)	(11.2)
Other expense	(8.5)	(6.3)

Income before taxes	78.9	47.3
Provision for income taxes	28.8	16.4
Net income	50.1	30.9

Preferred stock dividend requirements	0.8	0.8
Net income attributed to common shareholders	$49.3	$30.1

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2009	2008

Assets
Cash and cash equivalents	$74.7	$9.0
Accounts receivable and accrued unbilled revenues, net of reserves of $4.8 and $4.8, respectively	250.2	254.6
Receivables from related parties	6.0	40.6
Inventories	58.3	114.9
Assets from risk management activities	3.5	7.3
Regulatory assets	32.5	34.4
Materials and supplies, at average cost	26.3	25.8
Deferred income taxes	8.6	8.0
Prepaid gross receipts tax	29.9	39.4
Other current assets	6.1	9.2
Current assets	496.1	543.2

Property, plant, and equipment, net of accumulated depreciation of $1,130.0 and $1,107.7, respectively	2,239.3	2,226.7
Regulatory assets	402.7	400.2
Receivables from related parties	27.2	27.4
Goodwill	36.4	36.4
Other	80.5	79.8
Total assets	$3,282.2	$3,313.7

Liabilities and Shareholders' Equity
Short-term debt	$10.0	$60.0
Accounts payable	90.9	123.2
Payables to related parties	16.0	22.5
Liabilities from risk management activities	13.8	12.8
Regulatory liabilities	22.7	16.6
Other current liabilities	48.2	49.8
Current liabilities	201.6	284.9

Long-term debt to parent	9.8	9.9
Long-term debt	870.8	870.8
Deferred income taxes	224.4	198.8
Deferred investment tax credits	10.4	10.7
Regulatory liabilities	232.1	232.3
Environmental remediation liabilities	73.6	73.9
Pension and postretirement benefit obligations	319.6	315.8
Payables to related parties	10.1	10.5
Other	77.2	79.9
Long-term liabilities	1,828.0	1,802.6

Commitments and contingencies

Preferred stock - $100 par value; 1,000,000 shares authorized; 511,882 shares issued and
outstanding	51.2	51.2
Common stock - $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and
outstanding	95.6	95.6
Additional paid-in capital	708.7	707.4
Retained earnings	397.1	372.0
Total liabilities and shareholders' equity	$3,282.2	$3,313.7

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)		March 31	December 31
(Millions, except share amounts)		2009	2008

Common stock equity
Common stock, $4 par value, 32,000,000 shares authorized,
23,896,962 shares outstanding		$95.6	$95.6
Additional paid-in capital		708.7	707.4
Retained earnings		397.1	372.0
Total common stock equity		1,201.4	1,175.0

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized -

Series	Shares Outstanding
5.00%	131,916	13.2	13.2
5.04%	29,983	3.0	3.0
5.08%	49,983	5.0	5.0
6.76%	150,000	15.0	15.0
6.88%	150,000	15.0	15.0
Total preferred stock		51.2	51.2
Total equity		1,252.6	1,226.2

Long-term debt to parent
Series	Year Due
8.76%	2015	4.0	4.0
7.35%	2016	5.8	5.9
Total long-term debt to parent		9.8	9.9

Long-term debt
First Mortgage Bonds
Series	Year Due
7.125%	2023	0.1	0.1
Senior Notes
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
3.95%	2013	22.0	22.0
4.80%	2013	125.0	125.0
6.375%	2015	125.0	125.0
5.65%	2017	125.0	125.0
6.08%	2028	50.0	50.0
5.55%	2036	125.0	125.0
Total First Mortgage Bonds and Senior Notes		872.1	872.1
Unamortized discount on long-term debt, net		(1.3)	(1.3)
Total long-term debt		870.8	870.8
Total capitalization		$2,133.2	$2,106.9

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2009	2008

Operating Activities
Net income	$50.1	$30.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	26.4	22.6
Recoveries and refunds of regulatory assets and liabilities	3.0	17.4
Deferred income taxes and investment tax credit	23.9	0.2
Bad debt expense	2.1	1.5
Pension and other postretirement expense	3.7	1.6
Pension and other postretirement funding	(0.4)	-
Equity income, net of dividends	(0.5)	0.4
Other, net	(9.6)	0.7
Changes in -
Accounts receivable and accrued unbilled revenue	35.5	(22.5)
Inventories	57.0	47.6
Prepaid federal income taxes	0.5	46.5
Other current assets	15.1	7.2
Accounts payable	(27.4)	(38.9)
Other current liabilities	7.4	(8.5)
Net cash provided by operating activities	186.8	106.7

Investing Activities
Capital expenditures	(46.5)	(40.2)
Assets transferred to IBS	-	8.5
Cash paid for transmission interconnection	-	(16.7)
Proceeds from sale of property, plant, and equipment	0.6	-
Net cash used for investing activities	(45.9)	(48.4)

Financing Activities
Short-term debt - net	(50.0)	(30.4)
Payments of long-term debt	(0.1)	-
Dividends to parent	(24.2)	(23.5)
Preferred stock dividends	(0.8)	(0.8)
Other	(0.1)	(0.2)
Net cash used for financing activities	(75.2)	(54.9)
Net change in cash and cash equivalents	65.7	3.4
Cash and cash equivalents at beginning of period	9.0	4.1
Cash and cash equivalents at end of period	$74.7	$7.5

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2009

NOTE 1--FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of WPS have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with GAAP.  Accordingly, these Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the WPS Annual Report on Form 10-K for the year ended December 31, 2008.

The Condensed Consolidated Financial Statements are unaudited, but, in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements.  Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2009.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the WPS Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31
(Millions)	2009	2008
Cash paid for interest	$5.4	$6.1
Cash paid for income taxes	1.5	3.6

Significant construction costs funded through accounts payable and treated as non-cash investing activities totaled $11.7 million at March 31, 2009, and $22.6 million at March 31, 2008.

NOTE 3--RISK MANAGEMENT ACTIVITIES

WPS uses derivative instruments to manage commodity costs.  None of these derivatives are designated as hedges for accounting purposes.  The derivatives shown in the table below include a limited number of natural gas purchase contracts, financial derivative contracts (NYMEX futures and options) used by both the electric and natural gas utility segments to mitigate the risk associated with the market price volatility of natural gas, and financial transmission rights (FTRs) used by the electric utility segment to manage electric transmission congestion costs.

		Assets		Liabilities
(Millions)	Balance Sheet Presentation	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Non-hedge derivatives
Commodity contracts	Current	$3.5	$7.3	$13.8	$12.8
Commodity contracts	Other Long-term	-	-	0.4	0.2
Total		$3.5	$7.3	$14.2	$13.0

Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

Derivative instruments are entered into in accordance with the terms of the risk management plans approved by WPS's Board of Directors and by the PSCW.  Most energy-related physical and financial derivatives at WPS qualify for regulatory deferral subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."  These derivatives are marked to fair value pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are offset with a corresponding regulatory asset or liability.  Management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be collected from or refunded to customers.

The table below shows gains (losses) recorded in the financial statements related to derivatives at WPS.

		Gain (Loss) During
(Millions)	Financial Statement Presentation	Three Months Ended March 31, 2009
Commodity contracts	Balance Sheet – Regulatory assets – current	$(1.7)
Commodity contracts	Balance Sheet – Regulatory assets – long-term	(0.3)
Commodity contracts	Balance Sheet – Regulatory liabilities – current	(2.7)
Commodity contracts	Income Statement – Natural gas purchased for resale	0.2

At March 31, 2009, WPS had the following notional volumes of outstanding derivative contracts:

Commodity	Volume
(Millions)	Purchases	Other Transactions
Natural gas (therms)	79.7	N/A
FTRs (kilowatt-hours)	N/A	2,044.9

FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," as amended, provides the option to present certain asset and liability derivative positions net on the balance sheet and to net the related cash collateral against these net derivative positions.  WPS elected not to net these items in its Condensed Consolidated Balance Sheets.  The following table shows WPS's cash collateral positions:

(Millions)	March 31, 2009	December 31, 2008
Cash collateral provided to others	$16.9	$13.1
Cash collateral received from others	-	-

NOTE 4--SHORT-TERM DEBT AND LINES OF CREDIT

WPS's short-term borrowings consist of sales of commercial paper, borrowings under revolving credit facilities, and short-term notes.

(Millions, except for percentages)	March 31, 2009	December 31, 2008
Commercial paper outstanding	-	$50.0
Average discount rate on outstanding commercial paper	-	5.27%
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on outstanding short-term notes payable	0.45%	1.86%

WPS manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to WPS's short-term debt, lines of credit, and remaining available capacity as of:

(Millions)	Maturity	March 31, 2009	December 31, 2008
Revolving credit facility (1)	6/02/10	$115.0	$115.0
Revolving short-term notes payable (2)	11/13/09	10.0	10.0
Total short-term credit capacity		125.0	125.0

Less:
Letters of credit issued inside credit facilities		3.8	3.8
Loans outstanding under the credit agreements and notes payable		10.0	10.0
Commercial paper outstanding		-	50.0
Available capacity under existing agreements		$111.2	$61.2

(1) Provides support for WPS's commercial paper borrowing program.
(2) This note is renewed every six months and is used for general corporate purposes.

At March 31, 2009, WPS was in compliance with all covenants relating to outstanding short-term debt and expects to be in compliance with all such debt covenants for the foreseeable future.  WPS's revolving credit agreement contains financial and other covenants, including, but not limited to a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.  Termination of the agreements could permit lenders to require immediate repayment of outstanding borrowings thereunder.

NOTE 5--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of WPS through March 31, 2009.  All asset retirement obligations are recorded as other long-term liabilities on the Condensed Consolidated Balance Sheets.

(Millions)
Asset retirement obligations at December 31, 2008	$9.0
Accretion	0.1
Asset retirement obligations at March 31, 2009	$9.1

NOTE 6--INCOME TAXES

The effective tax rates for WPS for the three months ended March 31, 2009, and 2008, were 36.5% and 34.7%, respectively.  WPS's provision for income taxes was calculated in accordance with Accounting Principles Board Opinion No. 28, "Interim Financial Reporting."  Accordingly, WPS's interim effective tax rate reflects its projected annual effective tax rate.  The effective tax rate for the three months ended March 31, 2009, and March 31, 2008, differs from the federal tax rate of 35% primarily due to state income taxes and the impact of certain permanent book to tax differences related to employee benefits and certain capital expenditures.

For the quarter ended March 31, 2009, there were no significant changes in WPS's liability for uncertain tax positions.

NOTE 7--COMMITMENTS AND CONTINGENCIES

Commodity Purchase Obligations and Purchase Order Commitments

WPS routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  WPS has obligations to distribute and sell electricity and natural gas to customers and expects to recover costs related to these obligations in future customer rates.

The obligations described below are as of March 31, 2009.

●
WPS's electric utility segment has obligations related to coal supply and transportation that extend through 2016 and total $268.3 million, obligations of $1.2 billion for either capacity or energy related to purchased power that extend through 2027, and obligations for other commodities totaling $13.5 million, which extend through 2013.

●	WPS's natural gas utility segment has obligations related to natural gas supply and transportation contracts totaling $453.4 million, some of which extend through 2023.
●	WPS also has commitments in the form of purchase orders issued to various vendors, which totaled $403.4 million, and relate to normal business operations as well as large construction projects.

Environmental

EPA Section 114 Request

In 2000, WPS received a request from the EPA under Section 114 of the Clean Air Act, seeking information related to work performed on the coal-fired boilers located at WPS's Pulliam and Weston electric generation stations.  WPS filed a response with the EPA in early 2001.

In May 2002, WPS received a follow-up request from the EPA seeking additional information regarding specific boiler-related work performed on Pulliam Units 3, 5, and 7, as well as information on WPS's maintenance program for Pulliam Units 3-8 and Weston Units 1 and 2.  WPS filed a final response to the EPA's follow-up request in June 2002.

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

To date, the EPA has not responded to the 2001 and 2002 filings made by WPS and WP&L.  However, in March 2008, a data request was received from the EPA seeking information related to operations and projects for the Pulliam and Weston coal-fired boilers from January 2000 to the present.  WPS has submitted its response.  In December 2008, WP&L received a similar data request and has submitted its response.

In response to the EPA's Clean Air Act enforcement initiative, several utilities elected to settle with the EPA, while others are in litigation.  The fines and penalties (including the cost of supplemental environmental projects) associated with settlements involving comparably-sized facilities range between $7 million and $30 million.  The regulatory interpretations upon which the lawsuits or settlements are based may change based on future court decisions made in the pending litigations.

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

Weston 4 Air Permit

In November 2004, the Sierra Club filed a petition with the WDNR under Section 285.61 of the Wisconsin Statutes seeking a contested case hearing on the construction permit issued for the Weston 4 generation station, which was a necessary predicate to plant construction under the pertinent air emission regulations (hereinafter referred to as the "Weston 4 air permit").  In February 2006, the administrative law judge affirmed the Weston 4 air permit with changes to the emission limits for sulfur dioxide and nitrogen oxide from the coal-fired boiler and particulate from the cooling tower.  The changes, which were implemented by the WDNR in a revised permit issued on March 28, 2007, set limits that were more stringent than those originally set by the WDNR (hereinafter referred to as the "March 28, 2007 permit language").

On April 27, 2007, the Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007 permit language, which was granted by the WDNR.  Both parties subsequently moved for summary judgment.  In a decision issued on November 8, 2007, the administrative law judge granted WPS's motion for summary judgment in that proceeding, upholding the March 28, 2007 permit language.  The Sierra Club filed petitions with the Dane County Circuit Court on April 27, 2007, and November 14, 2007, for judicial review of the Weston 4 air permit and the underlying proceedings before the administrative law judge.  These two judicial review proceedings were consolidated by the Court.  On February 12, 2009, the Court upheld the administrative law judge's final order, which affirmed the WDNR's actions.  The Sierra Club appealed this decision.

These activities did not stay the construction and startup of the Weston 4 facility or the administrative law judge's decision on the Weston 4 air permit.  WPS believes that it has substantial defenses to the Sierra Club's challenges.  Until the Sierra Club's challenges are finally resolved, WPS will not be able to make a final determination of the probable cost impact, if any, of compliance with any changes to the Weston 4 air permit on its future costs.

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

Mercury and Interstate Air Quality Rules

Mercury

The State of Wisconsin revised the state mercury rule, Chapter NR 446.  The revised rule requires a 40% reduction from the 2002 through 2004 baseline mercury emissions, beginning January 1, 2010, through the end of 2014.  Beginning in 2015, electric generating units above 150 megawatts will be required to reduce emissions by 90%.  Reductions can be phased in and the 90% target can be delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined as the Best Available Control Technology rule.  WPS estimates capital costs of approximately $29 million for phase one, which includes estimates for both wholly owned and jointly owned plants, to achieve the required reductions.  The capital costs are expected to be recovered in future rate cases.  Following the promulgation of a federal mercury control and monitoring rule by the EPA in 2005, the State of Wisconsin filed suit along with other states in opposition of this rule.  On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit (Court of Appeals) ruled in favor of the petitioners and vacated the federal rule.  In May 2008, the EPA's appeal of the ruling was denied.  The EPA is reviewing options for a new rulemaking.

Sulfur Dioxide and Nitrogen Oxide

The EPA issued the Clean Air Interstate Rule (CAIR), formerly known as the Interstate Air Quality Rule, in 2005.  CAIR was originally intended to reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania, and New York.  CAIR required reduction of sulfur dioxide and nitrogen oxide emissions in two phases.  The first phase required about a 50% reduction beginning in 2009 for nitrogen oxide and beginning in 2010 for sulfur dioxide.  The second phase was to begin in 2015 for both pollutants and required about a 65% reduction in emissions.  CAIR allowed the State of Wisconsin to either require utilities located in the state to participate in the EPA's interstate cap and trade program or meet the state's emission budget for sulfur dioxide and nitrogen oxide through measures to be determined by the state.  Wisconsin's rule, which incorporates the cap and trade approach, had completed the state legislative review and was forwarded to the EPA for final review.

On July 11, 2008, the Court of Appeals issued a decision vacating CAIR and the associated Federal Implementation Plan.  The EPA requested a rehearing of the decision by the Court of Appeals.  On December 23, 2008, the Court of Appeals reversed the CAIR vacatur and, thereby, CAIR was reinstated.  The Court of Appeals also directed the EPA to address the deficiencies noted in its July 11, 2008 ruling.

Prior to the Court of Appeals' vacatur decision, WPS was evaluating a number of options, including using the allowance cap and trade program and/or installing controls.  Following the vacatur, WPS put its allowance trading activities on hold.  Now with the reinstatement of CAIR, WPS has been re-analyzing its options.  WPS does not currently own any annual nitrogen oxide emission allowances beyond those allocated by the state, but has taken delivery of a small number of additional ozone season nitrogen oxide emission allowances since the reinstatement of CAIR.  WPS does not expect any material impact as a result of the vacatur and subsequent reinstatement of CAIR with respect to nitrogen oxide emission allowances.  WPS has been authorized by the PSCW to defer purchases of nitrogen oxide emission allowances in 2009, which are estimated to be $8.8 million.

The reinstatement of CAIR also affected the status of the Best Available Retrofit Technology rule.  The WDNR's position, as well as the status of WPS units, under that rule are currently being evaluated.

For planning purposes, it is still assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units.  The installation of any controls will need to be scheduled as part of WPS's long-term maintenance plan for its existing units.  As such, controls may need to be installed before 2015. On a preliminary basis, and assuming controls are still required, WPS estimates capital costs of $579 million, which includes estimates for both wholly owned and jointly owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in future rate cases.

Manufactured Gas Plant Remediation

WPS operated facilities in the past at multiple sites for the purpose of manufacturing and storing manufactured gas.  In connection with manufacturing and storing manufactured gas, waste materials were produced that may have resulted in soil and groundwater contamination at these sites.  Under certain laws and regulations relating to the protection of the environment, WPS is required to undertake remedial action with respect to some of these materials.

WPS is responsible for the environmental impacts at ten manufactured gas plant sites located in Wisconsin and Michigan.  All are former regulated utility sites and are being remediated, with costs charged to existing ratepayers at WPS.  WPS estimated and accrued for $73.6 million of future undiscounted investigation and cleanup costs for all sites as of March 31, 2009.  WPS may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  WPS recorded a regulatory asset of $71.8 million, which is net of insurance recoveries received of $19.3 million, related to the expected recovery of both deferred expenditures and estimated future expenditures as of March 31, 2009.  Under current PSCW policies, WPS may not recover carrying costs associated with the cleanup expenditures.

WPS entered into a settlement agreement with the EPA in May 2006, transferring six of the manufactured gas plant sites from the state to the EPA's Superfund Alternatives Program.  In addition, WPS completed the transfer of the Sheboygan Camp Marina site to the EPA in January 2007.  Based on the schedule agreed to with the EPA, an evaluation of prior work done at the sites is conducted prior to addressing future work at these sites.  An evaluation of the Stevens Point, Sheboygan Camp Marina, and Manitowoc work was conducted by the EPA and follow-up work is underway.  Review of the prior Oshkosh work is currently being performed.

Three of WPS's manufactured gas plant sites remain under state jurisdiction.  Of these, work is substantially complete at the Sheboygan-Wildwood and Menominee, Michigan sites.  The analysis of remedial options for the Wausau site is underway.

Management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for WPS.  Accordingly, management believes that the costs incurred in connection with former manufactured gas plant operations will not have a material adverse effect on the financial position or results of operations of WPS.

Greenhouse Gases

There is increasing concern over the issue of climate change and the effect of greenhouse gas emissions, in particular from the combustion of fossil fuels.  WPS is evaluating both the technical and cost implications which may result from future state, regional, or federal greenhouse gas regulatory programs.  This evaluation indicates that it is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for WPS and its customers.  The greatest impact is likely to be on fossil fuel-fired generation, with a less significant impact on natural gas storage and distribution operations.  Efforts are underway within the utility industry to find a feasible method for capturing carbon dioxide from pulverized coal-fired units and to develop cleaner ways to burn coal.  The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues.  Recently, efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions, and to create national renewable portfolio standards.  In addition, in April 2009, the EPA declared carbon dioxide and several other greenhouse gases to be a danger to public health and welfare, which is the first step towards the EPA potentially regulating greenhouse gases under the Clean Air Act.  A risk exists that such legislation or regulation will increase the cost of energy.  However, WPS believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by WPS will be recoverable in rates.  WPS will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas regulatory actions.

NOTE 8--GUARANTEES

The following table shows outstanding guarantees at WPS:

(Millions)	Total Amounts Committed at March 31, 2009	Expiration Less Than 1 Year
Standby letters of credit (1)	$3.9	$3.9
Other guarantees (2)	1.1	1.1
Total guarantees	$5.0	$5.0

(1)
At WPS's request, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to WPS.  These amounts are not reflected on the Condensed Consolidated Balance Sheets.

(2)
Consists of a liability related to WPS's agreement to indemnify Dominion Energy Kewaunee, Inc. for certain costs arising from the resolution of design basis documentation issues incurred prior to the Kewaunee nuclear power plant's scheduled maintenance period in 2009.  As of March 31, 2009, WPS had paid $7.8 million to Dominion Energy Kewaunee, Inc. related to this guarantee, reducing the liability to $1.1 million.  WPS expects to make payments for the entire remaining liability amount over the duration of the guarantee.

NOTE 9--EMPLOYEE BENEFIT PLANS

The following table shows the components of WPS's net periodic benefit cost:

	Pension Benefits		Other Benefits
	Three Months Ended March 31		Three Months Ended March 31
(Millions)	2009	2008	2009	2008
Service cost	$2.5	$2.9	$1.3	$1.5
Interest cost	9.4	8.6	3.6	3.0
Expected return on plan assets	(10.0)	(11.4)	(3.5)	(3.7)
Amortization of transition obligation	-	-	-	0.1
Amortization of prior service cost (credit)	1.1	1.2	(0.9)	(0.9)
Amortization of net actuarial loss	0.1	0.3	0.1	-
Net periodic benefit cost	$3.1	$1.6	$0.6	$-

WPS records transition obligations, prior service costs (credits), and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost as net regulatory assets, pursuant to SFAS No. 71.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the three months ended March 31, 2009, contributions made to the pension and other postretirement benefit plans were not significant.  WPS expects to contribute $3.3 million and $9.0 million to its pension and other postretirement benefit plans, respectively, during the remainder of 2009.

NOTE 10--FAIR VALUE

The following tables show WPS's assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	March 31, 2009
(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk management assets	$0.8	$-	$2.7	$3.5
Liabilities
Risk management liabilities	12.7	-	1.5	14.2

	December 31, 2008
(Millions)	Level 1	Level 2	Level 3	Total
Assets
Risk management assets	$0.4	$0.1	$6.8	$7.3
Liabilities
Risk management liabilities	8.8	0.1	4.1	13.0

The determination of the fair values incorporates various factors required under SFAS No. 157, "Fair Value Measurements."  These factors include not only the credit standing of the counterparties involved, but also the impact of WPS's nonperformance risk on its liabilities.

The risk management assets and liabilities listed in the tables include NYMEX futures and options, financial contracts used to manage transmission congestion costs in the MISO market, and a small number of natural gas purchase contracts accounted for as derivatives under SFAS No. 133.  NYMEX contracts are valued using the NYMEX end-of-day settlement price, which is a Level 1 input.  Natural gas purchase contracts are valued using prices for similar contracts at the reporting date, which is a Level 2 input.  The valuation for financial transmission rights is derived from historical data from MISO, which is considered a Level 3 input.  For more information on WPS's derivative instruments, see Note 3, "Risk Management Activities."

The following table sets forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

(Millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Balance at the beginning of period	$2.7	$8.6
Net realized (loss) gain included in earnings	(1.7)	2.6
Net unrealized loss recorded as regulatory assets or liabilities	(0.2)	(7.2)
Net purchases and settlements	0.4	(3.6)
Balance at the end of period	$1.2	$0.4

Unrealized gains and losses on financial transmission rights are deferred as regulatory assets or liabilities, pursuant to SFAS No. 71.  Therefore, these fair value measurements have no impact on earnings.  Realized gains and losses on financial transmission rights, as well as the related transmission congestion costs, are recorded in purchased power on the Condensed Consolidated Statements of Income.

NOTE 11--MISCELLANEOUS INCOME

WPS's total miscellaneous income was as follows:

	Three Months Ended March 31
(Millions)	2009	2008
Equity AFUDC	$1.4	$0.3
Weston 4 ATC interconnection agreement	-	1.8
Equity earnings on investments	2.8	2.5
Other	(0.2)	0.3
Total miscellaneous income	$4.0	$4.9

NOTE 12--REGULATORY ENVIRONMENT

Wisconsin

2010 Rate Case Re-opener

On May 1, 2009, WPS filed an application with the PSCW to adjust its 2010 retail electric and natural gas rates by $63.3 million for increased costs primarily related to construction of the Crane Creek wind project, pension and benefits, transmission, environmental control, and Wisconsin's Focus on Energy program, offset by production tax credits from the Crane Creek wind project and reductions in fuel and purchased power costs.

2009 Rate Case

On April 23, 2009, the PSCW made the 2009 fuel cost recovery subject to refund, effective April 25, 2009, as actual and projected fuel costs for the remainder of the year are estimated to be below the two percent fuel window.

On December 30, 2008, the PSCW issued a final written order for WPS authorizing no annual rate increase for retail electric rates as compared with the fuel surcharge adjusted rates authorized effective July 4, 2008.  The rates authorized on July 4, 2008, represent an annualized $48.0 million increase for retail electric rates as compared with the rates authorized on January 16, 2008.  The PSCW required a

$3.0 million decrease in retail natural gas rates.  The PSCW also approved a decoupling mechanism as a four-year pilot program, which allows WPS to accrue and defer, for future recovery or refund, the difference in authorized margin as compared to actual.  This decoupling mechanism does not cover large commercial and industrial customers.  The decoupling mechanism includes an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service.

2008 Rate Case

On January 15, 2008, the PSCW issued a final written order for WPS authorizing a retail electric rate increase of $23.0 million (2.5%), which included recovery of deferred 2005 and 2006 MISO Day 2 costs over a one-year period and increased electric transmission costs, effective January 16, 2008.  On February 11, 2008, WPS filed an application with the PSCW to adjust its 2008 rates for increased fuel and purchased power costs.  The application requested an increase in retail electric rates due to a delay in the in-service date of the Weston 4 power plant, increased coal and coal transportation costs, and increased natural gas costs.  The PSCW approved an interim annual fuel surcharge increase of $29.7 million on March 20, 2008, and an additional final fuel surcharge increase of $18.3 million, effective July 4, 2008.

On September 30, 2008, the PSCW reopened the 2008 fuel surcharge to review forecasted fuel costs, as WPS's current and anticipated annual fuel costs were below those projected in the fuel surcharge.  As a result of the lower fuel and purchased power costs, WPS's rates from September 30, 2008, through December 31, 2008, were subject to refund.  On February 9, 2009, WPS filed a request with the PSCW to refund approximately $5 million of 2008 fuel costs to Wisconsin retail electric customers.  WPS had accrued this amount as a liability at December 31, 2008.  This refund resulted in a credit to customers' bills in March and April 2009.

Weston 3 Outage

In October 2007, Weston 3, a coal-fired generating facility located near Wausau, Wisconsin, sustained damage from a major lightning strike that forced the facility out of service until January 14, 2008.  The damage required the repair of the generator rotor, turbine rotors, and boiler feed pumps.  WPS incurred $8.9 million of incremental pre-tax non-fuel operating and maintenance expenditures through January 14, 2008, to repair and return Weston 3 to service.  WPS has insurance in place that covered all non-fuel operating and maintenance expenditures, less a $1.0 million deductible.  WPS incurred a total of $26.6 million of incremental pre-tax fuel and purchased power costs during the 14-week outage.  WPS was granted approval from the PSCW to defer the replacement fuel and purchased power costs for the Wisconsin retail portion of these costs retroactive to the date of the lightning strike.  On December 30, 2008, the PSCW granted WPS recovery of $17.0 million of the requested $19.6 million of Weston 3 replacement fuel and power costs from the Wisconsin retail jurisdiction, over a six-year period and without carrying costs.

It is anticipated that WPS will recover a similar portion of replacement purchased power costs from the Michigan retail jurisdiction through the annual power supply cost recovery mechanism.

Michigan

2008 Rate Case

On December 4, 2007, the MPSC issued a final written order authorizing WPS a retail electric rate increase of $0.6 million, effective December 5, 2007.  WPS's last retail electric rate increase in Michigan was in July 2003.  The new rates reflect a 10.6% return on common equity and a common equity ratio of 56.4% in its regulatory capital structure.

NOTE 13--SEGMENTS OF BUSINESS

At March 31, 2009, WPS reported three segments.  WPS manages its reportable segments separately due to their different operating and regulatory environments.  Its principal business segments are the regulated electric utility operations and the regulated natural gas utility operations.  The Other segment includes nonutility activities, including equity earnings from WPS's investments in WRPC and WPS Investments, LLC, which holds an interest in ATC.

The table below presents information for the respective periods pertaining to the operations of WPS segmented by lines of business:

	Regulated Utilities
Segments of Business (Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated

Three Months Ended
March 31, 2009
Operating revenues	$299.4	$188.8	$488.2	$0.4	$(0.4)	$488.2
Depreciation and amortization expense	20.9	5.5	26.4	0.1	(0.1)	26.4
Miscellaneous income	0.9	0.5	1.4	2.6	-	4.0
Interest expense	9.7	2.5	12.2	0.3	-	12.5
Provision for income taxes	14.0	14.1	28.1	0.7	-	28.8
Preferred stock dividend requirements	0.6	0.2	0.8	-	-	0.8
Net income attributed to common shareholders	25.2	22.4	47.6	1.7	-	49.3

Three Months Ended
March 31, 2008
Operating revenues	$294.9	$220.7	$515.6	$0.5	$(0.4)	$515.7
Depreciation and amortization expense	17.4	5.2	22.6	0.1	(0.1)	22.6
Miscellaneous income	2.2	0.2	2.4	2.5	-	4.9
Interest expense	7.9	2.9	10.8	0.4	-	11.2
Provision for income taxes	2.8	13.0	15.8	0.6	-	16.4
Preferred stock dividend requirements	0.5	0.3	0.8	-	-	0.8
Net income attributed to common shareholders	6.3	22.0	28.3	1.8	-	30.1

NOTE 14--NEW ACCOUNTING PRONOUNCEMENTS

FASB Staff Position (FSP) No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," was issued in April 2009 and reaffirms what SFAS No. 157 states is the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements.  Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  This guidance is effective for WPS for the period ending June 30, 2009, and WPS anticipates it will have no impact on its fair value measurements.

FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," was issued in April 2009 and is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The FSP also requires increased disclosures regarding expected cash flows and credit losses, as well as an aging of securities with unrealized losses.  This FSP is effective for WPS for the period ending June 30, 2009, and WPS anticipates it will have no impact on its Condensed Consolidated Financial Statements.

FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," was issued in April 2009.  This FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require fair value disclosures in interim periods.  Previously, these disclosures were only required annually.  This FSP is effective for WPS for the reporting period ending June 30, 2009, and will result in additional disclosures about the fair value of WPS's financial instruments.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related Notes and the WPS Annual Report on Form 10-K for the year ended December 31, 2008.

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

Strategic Overview

The focal point of WPS's business plan is the creation of long-term value for Integrys Energy Group's shareholders and WPS's customers through growth, operational excellence, customer focus, risk management, and the continued emphasis on safe, reliable, competitively priced, and environmentally sound energy and energy related services.  A discussion of the essential components of WPS's business strategy is set forth below:

Maintaining and Growing a Strong Regulated Utility Base – A strong regulated utility base is essential to maintain a strong balance sheet, predictable cash flows, desired risk profile, and quality credit ratings, which are critical to WPS's success.  WPS believes the following projects have helped, or will help, maintain and grow its regulated utility base and meet its customers' needs:

•
Continued investment in environmental projects to improve air quality and meet the requirements set by environmental regulators.  Capital projects to construct and/or upgrade equipment to meet or exceed required environmental standards are planned each year.

•
Weston 4, a 537-megawatt coal-fired base-load power plant located near Wausau, Wisconsin, was completed and became operational June 30, 2008.  WPS holds a 70% ownership interest in the Weston 4 power plant.

•	The investment of approximately $80 million to connect WPS's natural gas distribution system to the Guardian II natural gas pipeline completed in February 2009.

•	WPS's purchase of the 99-megawatt Crane Creek wind generation project currently under construction in Howard County, Iowa.

For more detailed information on WPS's capital expenditure program, see "Liquidity and Capital Resources, Capital Requirements."

Integrating Resources to Provide Operational Excellence and Customer Focus – WPS is committed to integrating resources and finding the best, most efficient processes while meeting all applicable regulatory and legal requirements.  Through innovative ideas, embracing change, leveraging individual capabilities and expertise and utilizing creative solutions to meet and exceed our customers' expectations, WPS strives to provide value to Integrys Energy Group's shareholders as well as WPS's customers.  WPS believes the following activities have helped, and will continue to help, integrate resources to provide operational excellence and customer focus:

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

•
"Operational Excellence" initiatives were implemented to provide top performance in the areas of project management, process improvement, contract administration, and compliance in order to reduce costs and manage projects and activities within appropriate budgets, schedules, and regulations.

Placing Strong Emphasis on Risk Management – Our risk management strategy includes the management of market, credit, and operational risk through the course of business.  Forward purchases of electric capacity, energy, natural gas, and other commodities allow for opportunities to secure prices in a volatile energy market.  Oversight of the risk profile related to these instruments is monitored consistent with WPS's risk management policy, which is approved by the Integrys Energy Group Board of Directors.  We have also implemented formula based market tariffs to manage risk in the wholesale market.  The Integrys Energy Group Corporate Risk Management Group, which reports through the Chief Financial Officer, provides oversight for WPS.

Continuing Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Energy and Energy Related Services – WPS's mission is the same as Integrys Energy Group's, to provide customers with the best value in energy and related services.  By effectively operating a mixed portfolio of generation assets and investing in new generation and natural gas distribution assets, while maintaining or exceeding environmental standards, we are able to provide a safe, reliable, value-priced service to our customers.  We concentrate our efforts on improving and operating efficiently in order to reduce costs and maintain a low risk profile.  We actively evaluate opportunities for adding more renewable generation to provide additional environmentally sound energy to our portfolio.  WPS believes the following activities have helped, and will continue to help, integrate resources to provide safe, reliable, competitively priced, and environmentally sound energy services:

•
Contract administration and the use of formal project management tools to better manage the costs of our construction programs.  These cost reduction initiatives will provide competitively priced energy and energy related services.

•
Managing operations to minimize the impact on the environment.  Our Weston 4 facility, completed in 2008, is one of the most efficient pulverized coal-fired electric generation units in the country with state-of-the-art environmental controls which allow us to reduce the amount of emissions produced.  We also expect to maintain or decrease the amount of greenhouse gases released over time and support research and development initiatives that will enable further progress toward decreasing our carbon footprint.

•
Effectively operating a mixed portfolio of generation assets and investing in new generation and natural gas and electric distribution assets, such as Weston 4, wind projects, and our natural gas connection to the Guardian II pipeline, ensures continued reliability for our customers.

RESULTS OF OPERATIONS

First Quarter 2009 Compared with First Quarter 2008

	Three Months Ended		%
	March 31		Increase
(Millions, except for percentages)	2009	2008	(Decrease)
Electric utility operations	$25.2	$6.3	300.0%
Natural gas utility operations	22.4	22.0	1.8%
Other operations	1.7	1.8	(5.6)%

Net income attributed to common shareholders	$49.3	$30.1	63.8%

Earnings Summary

Net income attributed to common shareholders at WPS increased $19.2 million, to $49.3 million for the quarter ended March 31, 2009, from $30.1 million for the same quarter in 2008.  Significant factors impacting the change in earnings were as follows (and are discussed in more detail thereafter):

•
Earnings from the electric utility segment increased $18.9 million for the quarter ended March 31, 2009, compared with the same quarter in 2008.  WPS's electric utility segment earnings increased largely due to fuel and purchased power costs that were lower than what was recovered in rates during the quarter ended March 31, 2009, compared with fuel and purchased power costs that were higher than what was recovered in rates for the same period in 2008.  In the first quarter of 2009, electric utility earnings at WPS were also favorably impacted by a fuel surcharge increase effective July 4, 2008, a portion of which was incorporated into 2009 non-fuel base retail electric rates, and an increase in wholesale demand charges.  The higher electric earnings were partially offset by an increase in depreciation expense related to Weston 4.

•
Earnings from the natural gas utility segment increased $0.4 million for the quarter ended March 31, 2009, compared with the same quarter in 2008. The increase in natural gas utility earnings was a result of a change in rate design at WPS effective January 1, 2009, partially offset by lower quarter-over-quarter volumes sold to large commercial and industrial customers as well as to the electric utility segment.  Decoupling mechanisms in place as of January 1, 2009, substantially offset the negative impact of lower volumes related to the general economic slowdown for residential and small commercial and industrial customers.

Regulated Electric Segment Operations

	Three Months Ended		%
	March 31		Increase
(Millions, except heating degree days)	2009	2008	(Decrease)

Revenue	$299.4	$294.9	1.5%
Fuel and purchased power	132.2	166.0	(20.4)%
Margin	167.2	128.9	29.7%

Operating and maintenance expense	86.7	85.8	1.0%
Depreciation and amortization expense	20.9	17.4	20.1%
Taxes other than income taxes	11.0	10.4	5.8%

Operating income	48.6	15.3	217.6%

Miscellaneous income	0.9	2.2	(59.1)%
Interest expense	(9.7)	(7.9)	22.8%
Other expense	(8.8)	(5.7)	54.4%

Income before taxes	$39.8	$9.6	314.6%

Sales in kilowatt-hours
Residential	763.9	773.8	(1.3)%
Commercial and industrial	1,860.4	2,033.3	(8.5)%
Wholesale	1,069.5	1,039.1	2.9%
Other	9.8	11.3	(13.3)%
Total sales in kilowatt-hours	3,703.6	3,857.5	(4.0)%

Weather
Heating degree days	3,971	3,955	0.4%

First Quarter 2009 Compared with First Quarter 2008

Revenue

Regulated electric revenue increased $4.5 million, primarily due to:

•
An approximate $11 million increase in revenue from both the interim fuel surcharge approved by the PSCW effective July 4, 2008, a portion of which was incorporated into 2009 base retail electric rates, and the full year's benefit of the 2008 retail electric rate increase that was effective January 16, 2008.  On April 23, 2009, the PSCW made 2009 fuel cost recovery subject to refund, effective April 25, 2009, as actual and projected fuel costs for the remainder of the year are estimated to be below the 2 percent fuel window.  See Note 12, "Regulatory Environment," for more information on WPS's fuel window and rate increase.

•	The increase in revenue was partially offset by a 4.0% decrease in electric sales volumes, which resulted in an approximate $6 million decrease in revenue quarter-over-quarter, related to:

-
A 1.3% decrease in residential sales volumes, an 8.5% decrease in commercial and industrial sales volumes and a decrease in opportunity sales, partially offset by an increase in wholesale revenues, which resulted in an approximate $15 million net decrease in revenue.  Of this decrease in revenue, approximately $13 million related to lower demand from changes in plant operations by certain commercial and industrial customers, approximately $2 million related to decreased demand for opportunity sales driven by the availability of lower-cost power from the MISO market, and approximately $2 million related to energy conservation efforts on the part of residential customers, all of which we believe was the result of the general economic slowdown.  These items were partially offset by an approximate $2 million increase in revenue driven by higher contracted sales volumes to a large wholesale customer and an increase in the wholesale demand rate to recover costs related to Weston 4.

-
A partially offsetting approximate $6 million positive impact that decoupling, which went into effect January 1, 2009, had on WPS's revenue.  Under decoupling, WPS is allowed to adjust future rates for residential and small commercial and industrial customers to recover or refund the difference between the actual and authorized margin impact of variations in volumes.

	-	A partially offsetting $3 million positive impact on revenues quarter-over-quarter related to colder weather during the heating season, evidenced by the 0.4% increase in heating degree days.

Margin

The regulated electric margin increased $38.3 million, driven by:

•
An approximate $28 million increase in regulated electric margin from fuel and purchased power costs that were approximately $5 million lower than what was recovered in rates during the quarter ended March 31, 2009, compared with fuel and purchased power costs that were approximately $23 million higher than what was recovered in rates during the same quarter in 2008.  On April 25, 2009, the PSCW made 2009 fuel cost recovery subject to refund as actual and projected fuel costs for the remainder of the year are estimated to be below the 2 percent fuel window.

•
An approximate $5 million increase in electric utility margin from wholesale customers related to increases in contracted sales volumes with an existing customer and an increase in the wholesale demand rate to recover costs related to Weston 4.

•
An approximate $4 million increase in electric utility margin from the combined effect of the July 4, 2008 fuel surcharge, a portion of which was incorporated into WPS's 2009 non-fuel base retail electric rates, and the full year's benefit of the 2008 retail electric rate increase effective January 16, 2008.

Operating Income

Operating income increased $33.3 million, driven by the $38.3 million increase in regulated electric margin, partially offset by a $3.5 million increase in depreciation and amortization expense related to Weston 4 being placed in service for accounting purposes in April 2008.

Other Expense

Other expense at the regulated electric utility increased $3.1 million quarter-over-quarter, driven by a $1.8 million increase in interest expense and a $1.3 million decrease in miscellaneous income.

The increase in other expense was driven by:

•	An increase in interest expense, primarily related to higher long-term borrowings utilized to fund various construction projects and pay down short-term debt outstanding.

•	A $1.8 million decrease in interest earned on the transmission facilities WPS funded on ATC's behalf. WPS was reimbursed by ATC for these transmission facilities in April 2008.

Regulated Natural Gas Utility Segment Operations

	Three Months Ended		%
	March 31		Increase
(Millions, except heating degree days)	2009	2008	(Decrease)

Revenues	$188.8	$220.7	(14.5)%
Natural gas purchase costs	126.0	159.3	(20.9)%
Margins	62.8	61.4	2.3%

Operating and maintenance expense	16.9	16.6	1.8%
Depreciation and amortization expense	5.5	5.2	5.8%
Taxes other than income taxes	1.7	1.6	6.3%

Operating income	38.7	38.0	1.8%

Miscellaneous income	0.5	0.2	150.0%
Interest expense	(2.5)	(2.9)	(13.8)%
Other expense	(2.0)	(2.7)	(25.9)%

Income before taxes	$36.7	$35.3	4.0%

Throughput in therms
Residential	117.6	120.2	(2.2)%
Commercial and industrial	67.2	68.3	(1.6)%
Interruptible	2.5	7.6	(67.1)%
Interdepartmental	2.0	9.3	(78.5)%
Transport	110.9	114.7	(3.3)%
Total sales in therms	300.2	320.1	(6.2)%

Weather
Heating degree days	3,971	3,955	0.4%

First Quarter 2009 Compared with First Quarter 2008

Revenue

Natural gas utility revenue decreased $31.9 million, resulting primarily from:

•
An approximate $21 million decrease in revenue driven by the approximate 13% decrease in the per-unit cost of natural gas in the quarter ended March 31, 2009, compared with the same quarter in 2008.  Natural gas commodity costs are directly passed through to customers in current rates.

•	An approximate $17 million decrease in revenue as a result of lower quarter-over-quarter natural gas throughput volumes, excluding the impact of weather, driven by:

-
An approximate $11 million decrease related to lower volumes sold to residential customers resulting from energy conservation efforts and a decrease in volumes sold to commercial and industrial and transportation customers resulting from lower demand, all of which we believe related to the general economic slowdown.

-
An approximate $6 million decrease related to lower volumes sold to the electric utility segment as a result of a decrease in the need for the electric utility to run its peaking generation units because of lower usage by residential and commercial and industrial customers, the availability of lower cost power from MISO, and the availability of Weston 4, WPS's coal-fired generating facility that became commercially operational in June 2008.

•	The decrease in revenue was partially offset by:

-
An approximate $4 million increase in revenue resulting from the PSCW's final order requiring WPS to decrease retail natural gas distribution rates through a new rate design, which incorporates higher volumetric rates and lower fixed customer charges in addition to a decoupling mechanism, both effective January 1, 2009.  Under decoupling, WPS is allowed to adjust future rates to recover or refund from residential and small commercial and industrial customers the difference between the actual and authorized margin impact of variation in volumes.  See Note 12, "Regulatory Environment," for more information on WPS's rates.

-
An approximate $3 million increase in revenue from colder weather during the heating season for the quarter ended March 31, 2009, compared with the same quarter in 2008, evidenced by the 0.4% increase in heating degree days.

Margin

The regulated natural gas utility margin increased $1.4 million, driven by:

•	An approximate $3 million positive quarter-over-quarter impact on natural gas margin resulting from the change in the rate design for WPS.

•
The increase in natural gas utility margin was partially offset by a $2 million negative impact on margin resulting from a 6.2% decrease in natural gas throughput volumes related to the general economic slowdown, partially offset by an increase in revenue resulting from colder quarter-over-quarter weather.  The decoupling mechanism substantially offset the negative impact on margin from the decrease in volumes experienced by residential and small commercial and industrial customers in the first quarter of 2009.  However, the natural gas utility margin was still negatively impacted by lower volumes sold to the electric utility segment and a decrease in volumes sold to large commercial and industrial customers, which are not subject to the decoupling mechanism.

Operating Income

Operating income at the natural gas utility increased $0.7 million, driven by the $1.4 million increase in natural gas margin, partially offset by a $0.7 million increase in operating expense.  Operating and maintenance expenses, which had been increasing in recent years, remained relatively flat quarter-over-quarter at the natural gas utility as a result of synergy savings from Integrys Energy Group's merger with PEC.

Other Segment Operations

	Three Months Ended		%
	March 31		Increase
(Millions)	2009	2008	(Decrease)

Operating income	$0.1	$0.3	(66.7)%
Other income	2.3	2.1	9.5%

Income before taxes	$2.4	$2.4	-%

Other Income

Other income increased $0.2 million as a result of an increase in income from WPS's ownership in both WPS Investments, LLC (a consolidated subsidiary of Integrys Energy Group that owns an approximate 34% interest in ATC) and WRPC.

Provision for Income Taxes

	Three Months Ended
	March 31
	2009	2008

Effective Tax Rate	36.5%	34.7%

The 2009 first quarter effective tax rate was impacted by changes in management’s annual estimate of permanent book to tax differences.  The two major estimated permanent differences that affected quarter-over-quarter change were the Domestic Manufacturers Deduction and the Dividend Exclusion.

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

Operating Cash Flows

During the three months ended March 31, 2009, net cash provided by operating activities was $186.8 million, compared with $106.7 million for the same period in 2008.  The $80.1 million quarter-over-quarter increase in net cash provided by operating activities was largely driven by:

•
A $56.7 million decrease in working capital requirements, primarily related to decreases in accounts receivable and accrued unbilled revenues, as well as inventories, which were driven by lower quarter-over-quarter natural gas prices, partially offset by the refund of prepaid federal income taxes in the three months ended March 31, 2008, that were paid in 2007.

•	A $48.5 million increase in net income, adjusted for non-cash items, primarily related to an increase in deferred income taxes.

•	A $14.4 million decrease in net recoveries of regulatory assets and liabilities.

Investing Cash Flows

Net cash used for investing activities was $45.9 million during the three months ended March 31, 2009, compared with $48.4 million for the same period in 2008.  The $2.5 million quarter-over-quarter decrease in net cash used for investing activities was primarily driven by the payment of $16.7 million related to WPS's funding of the construction of the transmission facilities required to support Weston 4 in the first quarter of 2008.  The decrease in cash used for investing activities was partially offset by a $6.3 million quarter-over-quarter increase in cash used for capital expenditures (discussed below), as well as the receipt of $8.5 million in proceeds from the transfer of assets from WPS to IBS in the first quarter of 2008.

Capital Expenditures

Capital expenditures by business segment for the three months ended March 31 were:

Reportable Segment (millions)	2009	2008	Change
Electric utility	$40.5	$29.6	$10.9
Natural gas utility	6.0	10.6	(4.6)
WPS consolidated	$46.5	$40.2	$6.3

The increase in capital expenditures at the electric utility for the three months ended March 31, 2009, compared with the same period in 2008, was mainly due to increased costs related to wind generation projects.  The quarter-over-quarter decrease in capital expenditures at the natural gas utility segment was mainly due to a decrease in costs related to the construction of natural gas laterals that connected WPS's natural gas distribution system to the Guardian II natural gas pipeline.

Financing Cash Flows

Net cash used for financing activities was $75.2 million during the three months ended March 31, 2009, compared with $54.9 million for the same period in 2008.  The $20.3 million quarter-over-quarter increase in cash used for financing activities was primarily driven by a $19.6 million increase in the repayment of short-term borrowings, as well as a quarter-over-quarter increase in dividends paid to Integrys Energy Group.  These payments were made possible by the higher net cash provided by operating activities during the first quarter of 2009, compared with the first quarter of 2008.

Significant Financing Activities

WPS had no outstanding commercial paper borrowings at March 31, 2009, and $20.3 million at March 31, 2008.  WPS had other outstanding short-term debt of $10.0 million at March 31, 2009, and 2008.

Credit Ratings

The current credit ratings for WPS are listed in the table below.

	Standard & Poor's	Moody's
Issuer credit rating First mortgage bonds Senior secured debt Preferred stock Commercial paper Credit facility	A- A A BBB A-2 N/A	A1 Aa3 Aa3 A3 P-1 A1

Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating.

On March 9, 2009, Moody's placed the ratings of WPS under review for possible downgrade.  This action follows the review of Integrys Energy Group's consolidated 2008 financial performance, as well as its strategic decision to divest or scale back its nonregulated energy supply and services company.

On March 5, 2009, Standard & Poor's lowered the corporate credit rating for WPS from "A" to "A-."  According to Standard and Poor's, the downgrade reflects Integrys Energy Group's weak financial measures that do not support an "A" category credit profile.  Standard and Poor's also stated that the downgrade reflects the changes to Integrys Energy Group's business and financial risk profiles.  Standard & Poor's revised Integrys Energy Group's business risk profile to excellent from strong and changed its financial risk profile to aggressive from intermediate.  The change in the business risk profile reflected the strategy change with respect to Integrys Energy Services and helped to moderate the downgrade.  Additionally, Standard & Poor's lowered the senior secured debt rating for WPS from "A+" to "A" and the preferred stock rating from "BBB+" to "BBB."

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of WPS, including its subsidiary, as of March 31, 2009.

		Payments Due By Period
(Millions)	Total Amounts Committed	2009	2010-2011	2012-2013	2014 and Thereafter

Long-term debt principal and interest payments (1)	$1,317.2	$36.3	$242.9	$366.2	$671.8
Operating lease obligations	11.4	3.2	5.6	2.0	0.6
Commodity purchase obligations (2)	1,960.3	236.3	604.5	499.6	619.9
Purchase orders (3)	403.4	402.4	1.0	-	-
Pension and other postretirementfunding obligations (4)	240.3	12.4	48.9	89.2	89.8
Total contractual cash obligations	$3,932.6	$690.6	$902.9	$957.0	$1,382.1

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

The table above does not reflect payments related to the manufactured gas plant remediation liability of $73.6 million at March 31, 2009, as the amount and timing of payments are uncertain.  See Note 7, "Commitments and Contingencies," for more information about environmental liabilities.  In addition, the table does not reflect any payments for the March 31, 2009, liability related to uncertain tax positions, as the amount and timing of payments are uncertain.  See Note 6, "Income Taxes," for more information about this liability.

Capital Requirements

Estimated construction expenditures for WPS for the three-year period 2009 through 2011 are listed below.

(Millions)
Wind generation projects	$247.1
Environmental projects	138.7
Electric and natural gas distribution projects	127.6
Other projects	161.9
Total capital expenditures	$675.3

All projected capital and investment expenditures are subject to periodic review and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, market volatility, and economic trends.

Capital Resources

As of March 31, 2009, WPS was in compliance with all covenants relating to outstanding short-term and long-term debt and expects to be in compliance with all such debt covenants for the foreseeable future.

WPS's revolving credit agreement contains financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.  Termination of the agreements could permit lenders to require immediate repayment of outstanding borrowings thereunder.

WPS's long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.

WPS plans to meet its capital requirements for the period 2009 through 2011 primarily through internally generated funds, net of forecasted dividend payments, debt financings, and equity infusions.  WPS plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes WPS has adequate financial flexibility and resources to meet its future needs.  See Item 2, "Management Discussion and Analysis of Financial Condition and Results of Operations, Other Future Considerations," for additional information.

See Note 4, "Short-Term Debt and Lines of Credit," for more information on WPS's credit facilities and other short-term credit agreements.

Under an existing shelf registration statement, WPS may issue up to $250.0 million of senior debt securities with amounts, prices and terms to be determined at the time of future offerings.  In December 2008, WPS issued $125.0 million of 6.375%, 7-year Senior Notes under this shelf registration statement.

Other Future Considerations

Impact of Financial Market Turmoil

As widely reported, the financial markets and overall economies in the United States and abroad are currently undergoing a period of significant uncertainty and volatility.  As a result of recent events, WPS's management has placed increased emphasis on monitoring the risks associated with the current credit market environment.  While the impact of continued market volatility and the extent and impacts of the economic downturn cannot be predicted, management currently believes that WPS has sufficient operating flexibility and access to funding sources to maintain adequate amounts of liquidity.

The recent volatility in global capital markets has led to a reduction in the current market value of WPS's share of long-term investments held in the pension plan benefit trusts sponsored by IBS and the long-term investments held in WPS's other postretirement benefit plan trusts.  The recent decline in asset value of the plans will likely result in higher pension and other postretirement benefit expenses, and additional future funding requirements.

Decoupling

In the current political, economic, and regulatory environment, the focus on energy efficiency can lead to the implementation of decoupling mechanisms.  In the recently completed WPS rate case, the PSCW approved the implementation of decoupling on a four-year trial basis, effective January 1, 2009, for natural gas and electric residential and small commercial and industrial sales.  Under decoupling, WPS is allowed to adjust future rates to recover or refund the difference between the actual and authorized margin impact of variations in volumes.  This decoupling mechanism includes an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service.  The decoupling approved by the PSCW does not cover large commercial and industrial sales.

For a discussion of regulatory filings and decisions, see Note 12, "Regulatory Environment."

Weston 4 Operating Issue

In the fourth quarter of 2008, the supercritical boiler at WPS's Weston 4 power plant experienced two forced outages related to significant oxidation and subsequent exfoliation within the superheater outlet tubes.  The additional maintenance costs incurred to date relative to repairing the rupture and returning the superheater to service have been covered by the boiler's manufacturer.  WPS has reduced the main steam operating temperature of the boiler to address this issue from a short-term perspective, resulting in reduced output.  The reduced output from Weston 4 requires replacement purchased power to meet WPS's supply requirements.  WPS has subsequently raised the steam operating temperature back to initial design level.  WPS is also reviewing potential long-term solutions to resolve this issue with the boiler manufacturer.

American Recovery and Reinvestment Act of 2009

In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law.  ARRA contains various provisions intended to stimulate the economy.  Included in ARRA are many tax provisions that may affect the company.  Most notably, a provision of ARRA provides WPS with additional opportunities to claim tax deductions for bonus depreciation for certain assets placed in service during 2009, extending the bonus depreciation period established by the Economic Stimulus Act of 2008.  The additional first year deduction for bonus depreciation is estimated to be substantial, and depending on rules for qualification of certain property, can vary significantly.  Other provisions of ARRA provide WPS with elections to select between a production tax credit, an investment tax credit, or a federal grant for wind generating facilities that will go into service later in 2009.  WPS currently plans to take production tax credits on power generated by these facilities, but is studying the other alternatives mentioned above.  WPS is also investigating the possibility of obtaining funds under ARRA for certain specific projects.

CRITICAL ACCOUNTING POLICIES

WPS has reviewed its critical accounting policies for new critical accounting estimates and other significant changes.  WPS found that the disclosures made in its Annual Report on Form 10-K for the year ended December 31, 2008, are still current and that there have been no significant changes.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

WPS has exposure to variable interest rates.  Based on the variable rate debt of WPS outstanding at March 31, 2009, a hypothetical increase in market interest rates of 100 basis points would increase annual interest expense by $0.1 million.  Comparatively, based on the variable rate debt outstanding at March 31, 2008, an increase in interest rates of 100 basis points would have increased interest expense in 2008 by $0.3 million.  This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.  In the event of a significant change in interest rates, management would take action to mitigate WPS's exposure to the change.

Other than the above-mentioned changes, WPS's market risks have not changed materially from the market risks reported in the 2008 Annual Report on Form 10-K.

Item 4.     Controls and Procedures

WPS's management, with the participation of WPS's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of WPS's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report and has concluded that, as of the end of such period, WPS's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by WPS in the reports that it files or submits under the Exchange Act.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to WPS's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in the internal control over financial reporting of WPS (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.     Legal Proceedings

For information on material legal proceedings and matters related to WPS and its subsidiary, see Note 7, "Commitments and Contingencies," in the Condensed Notes to the Consolidated Financial Statements.

Item 1A.     Risk Factors

There were no material changes in the risk factors previously disclosed in Part I, Item 1A of the 2008 Annual Report on Form 10-K for WPS filed on February 25, 2009.

Item 6.	Exhibits

The following documents are attached as exhibits or incorporated by reference herein:

	3.1	Amendments to the By-laws of Wisconsin Public Service Corporation effective March 16, 2009 (Incorporated by reference to Exhibit 3.1 to the WPS Form 8-K filed on March 19, 2009)

	3.2	Wisconsin Public Service Corporation By-laws as in effect March 16, 2009 (Incorporated by reference to Exhibit 3.2 to the WPS Form 8-K filed on March 19, 2009)

	12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

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

Wisconsin Public Service Corporation

Date: May 6, 2009	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009
Exhibit No.	Description

3.1	Amendments to the By-laws of Wisconsin Public Service Corporation effective March 16, 2009 (Incorporated by reference to Exhibit 3.1 to the WPS Form 8-K filed on March 19, 2009)

3.2	Wisconsin Public Service Corporation By-laws as in effect March 16, 2009 (Incorporated by reference to Exhibit 3.2 to the WPS Form 8-K filed on March 19, 2009)

12	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

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