Form 10-Q
period 2009-06-30
WISCONSIN PUBLIC SERVICE CORP
filed 2009-08-06
CIK 107833

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  (Registrant is not yet required to provide financial disclosure in an Interactive Data File format.)

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

Common stock, $4 par value, 23,896,962 shares outstanding at August 5, 2009

______________________________________________________________________________
______________________________________________________________________________

EXHIBIT INDEX	42

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

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
●
The impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric and natural gas utility industries and future initiatives to address concerns about global climate change, changes in environmental, tax, and other laws and regulations to which WPS and its subsidiary are subject, as well as changes in the application of existing laws and regulations;

●
Current and future litigation, regulatory investigations, proceedings or inquiries, including but not limited to, manufactured gas plant site cleanup and the proceeding regarding the Weston 4 air permit;

●	The impacts of changing financial market conditions, credit ratings, and interest rates on the liquidity and financing efforts of WPS and its subsidiary;
●	The risks associated with changing commodity prices (particularly natural gas and electricity) and the available sources of fuel and purchased power, including their impact on margins;
●	Resolution of audits or other tax disputes with the IRS, Wisconsin Department of Revenue, Michigan Department of Treasury, or other taxing authorities;
●	The effects, extent, and timing of additional competition or regulation in the markets in which WPS and its subsidiary operate;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political and legal developments, as well as economic conditions and the related impact on customer demand;
●	Potential business strategies, including acquisitions, and construction or disposition of assets or businesses, which cannot be assured to be completed timely or within budgets;
●	The direct or indirect effects of terrorist incidents, natural disasters, or responses to such events;
●	The effectiveness of risk management strategies and the use of financial and derivative instruments;
●	The risks associated with the inability of WPS's counterparties, affiliates, and customers to meet their obligations;
●	Weather and other natural phenomena, in particular the effect of weather on natural gas and electricity sales after certain limits have been exceeded under the decoupling mechanisms at WPS;
●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by WPS and/or Integrys Energy Group from time to time with the SEC.

Except to the extent required by the federal securities laws, WPS and its subsidiary undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions)	2009	2008	2009	2008

Operating revenues
Electric	$287.8	$283.4	$587.2	$578.4
Natural gas	59.8	103.5	248.6	324.2
Total operating revenues	347.6	386.9	835.8	902.6

Electric production fuels	42.7	53.2	88.2	95.1
Purchased power	84.2	81.8	170.7	205.7
Natural gas purchased for resale	32.3	75.3	158.3	234.6
Operating and maintenance expense	103.4	99.4	207.1	201.8
Depreciation and amortization expense	26.7	25.3	53.1	47.9
Taxes other than income taxes	11.9	11.5	24.6	23.5
Operating income	46.4	40.4	133.8	94.0

Miscellaneous income	5.2	5.7	9.2	10.6
Interest expense	(14.0)	(11.6)	(26.5)	(22.8)
Other expense	(8.8)	(5.9)	(17.3)	(12.2)

Income before taxes	37.6	34.5	116.5	81.8
Provision for income taxes	12.1	12.4	40.9	28.8
Net income	25.5	22.1	75.6	53.0

Preferred stock dividend requirements	0.8	0.8	1.6	1.6
Net income attributed to common shareholders	$24.7	$21.3	$74.0	$51.4

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	June 30	December 31
(Millions)	2009	2008

Assets
Cash and cash equivalents	$105.2	$9.0
Accounts receivable and accrued unbilled revenues, net of reserves of $6.1 and $4.8, respectively	184.6	254.6
Receivables from related parties	6.5	40.6
Inventories	63.5	114.9
Assets from risk management activities	15.1	7.3
Regulatory assets	32.6	34.4
Materials and supplies, at average cost	25.7	25.8
Deferred income taxes	7.2	8.0
Prepaid gross receipts tax	40.0	39.4
Other current assets	21.6	9.2
Current assets	502.0	543.2

Property, plant, and equipment, net of accumulated depreciation of $1,151.3 and $1,107.7, respectively	2,299.8	2,226.7
Regulatory assets	412.4	400.2
Receivables from related parties	27.0	27.4
Goodwill	36.4	36.4
Other	80.9	79.8
Total assets	$3,358.5	$3,313.7

Liabilities and Shareholders' Equity
Short-term debt	$10.0	$60.0
Accounts payable	131.0	123.2
Payables to related parties	17.8	22.5
Liabilities from risk management activities	14.1	12.8
Regulatory liabilities	30.0	16.6
Other current liabilities	43.8	49.8
Current liabilities	246.7	284.9

Long-term debt to parent	9.6	9.9
Long-term debt	870.9	870.8
Deferred income taxes	249.0	198.8
Deferred investment tax credits	10.2	10.7
Regulatory liabilities	231.7	232.3
Environmental remediation liabilities	73.4	73.9
Pension and other postretirement benefit obligations	324.4	315.8
Payables to related parties	9.7	10.5
Other	79.6	79.9
Long-term liabilities	1,858.5	1,802.6

Commitments and contingencies

Preferred stock - $100 par value; 1,000,000 shares authorized; 511,882 shares issued and outstanding	51.2	51.2
Common stock - $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid-in capital	709.1	707.4
Retained earnings	397.4	372.0
Total liabilities and shareholders' equity	$3,358.5	$3,313.7

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)		June 30	December 31
(Millions, except share amounts)		2009	2008

Common stock equity
Common stock, $4 par value, 32,000,000 shares authorized,
23,896,962 shares outstanding		$95.6	$95.6
Additional paid-in capital		709.1	707.4
Retained earnings		397.4	372.0
Total common stock equity		1,202.1	1,175.0

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized -

Series	Shares Outstanding
5.00%	131,916	13.2	13.2
5.04%	29,983	3.0	3.0
5.08%	49,983	5.0	5.0
6.76%	150,000	15.0	15.0
6.88%	150,000	15.0	15.0
Total preferred stock		51.2	51.2
Total equity		1,253.3	1,226.2

Long-term debt to parent
Series	Year Due
8.76%	2015	3.9	4.0
7.35%	2016	5.7	5.9
Total long-term debt to parent		9.6	9.9

Long-term debt
First Mortgage Bonds
Series	Year Due
7.125%	2023	0.1	0.1
Senior Notes
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
3.95%	2013	22.0	22.0
4.80%	2013	125.0	125.0
6.375%	2015	125.0	125.0
5.65%	2017	125.0	125.0
6.08%	2028	50.0	50.0
5.55%	2036	125.0	125.0
Total First Mortgage Bonds and Senior Notes		872.1	872.1
Unamortized discount on long-term debt, net		(1.2)	(1.3)
Total long-term debt		870.9	870.8
Total capitalization		$2,133.8	$2,106.9

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(Millions)	2009	2008

Operating Activities
Net income	$75.6	$53.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	53.1	47.9
Recoveries and refunds of regulatory assets and liabilities	5.8	27.1
Deferred income taxes and investment tax credit	48.7	4.0
Bad debt expense	4.7	4.1
Pension and other postretirement expense	8.6	3.2
Pension and other postretirement funding	(0.8)	-
Equity income, net of dividends	(1.3)	(0.3)
Other, net	(20.6)	(4.4)
Changes in -
Accounts receivable and accrued unbilled revenue	97.4	23.9
Inventories	51.9	(5.9)
Prepaid federal income taxes	(15.0)	40.8
Other current assets	5.6	(2.3)
Accounts payable	(22.5)	(36.1)
Other current liabilities	0.3	(15.6)
Net cash provided by operating activities	291.5	139.4

Investing Activities
Capital expenditures	(98.1)	(116.7)
Assets transferred to IBS	-	8.5
Cash paid for transmission interconnection	-	(17.4)
Proceeds received from transmission interconnection	-	99.7
Proceeds from sale of property, plant, and equipment	1.3	-
Other	0.7	1.6
Net cash used for investing activities	(96.1)	(24.3)

Financing Activities
Short-term debt - net	(50.0)	(26.8)
Payments of long-term debt	(0.3)	(0.3)
Dividends to parent	(48.3)	(47.0)
Return of capital to parent	-	(40.0)
Preferred stock dividends	(1.6)	(1.6)
Other	1.0	1.6
Net cash used for financing activities	(99.2)	(114.1)
Net change in cash and cash equivalents	96.2	1.0
Cash and cash equivalents at beginning of period	9.0	4.1
Cash and cash equivalents at end of period	$105.2	$5.1

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

The Condensed Consolidated Financial Statements are unaudited, but, in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements.  Subsequent events at WPS were evaluated for potential recognition or disclosure through August 5, 2009, which is the date the financial statements were issued.  Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2009.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the WPS Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30
(Millions)	2009	2008
Cash paid for interest	$24.8	$18.0
Cash paid for income taxes	9.4	29.5

Significant construction costs funded through accounts payable and treated as non-cash investing activities totaled $47.1 million at June 30, 2009, and $20.2 million at June 30, 2008.

NOTE 3--RISK MANAGEMENT ACTIVITIES

WPS uses derivative instruments to manage commodity costs.  None of these derivatives are designated as hedges for accounting purposes.  The derivatives shown in the table below include a limited number of natural gas purchase contracts, financial derivative contracts (NYMEX futures and options) used by both the electric and natural gas utility segments to mitigate the risks associated with the market price volatility of natural gas costs and gasoline and diesel fuel used by WPS’s utility vehicles, and financial transmission rights (FTRs) used by the electric utility segment to manage electric transmission congestion costs.

		Assets		Liabilities
(Millions)	Balance Sheet Presentation	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Non-hedge derivatives
Commodity contracts	Current	$15.1	$7.3	$14.1	$12.8
Commodity contracts	Other Long-term	-	-	0.3	0.2
Total		$15.1	$7.3	$14.4	$13.0

Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

Derivative instruments are entered into in accordance with the terms of the risk management plans approved by WPS's Board of Directors, and by the PSCW or the MPSC.  Most energy-related physical and financial derivatives at WPS qualify for regulatory deferral subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."  These derivatives are marked to fair value pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  Resulting risk management assets are offset with regulatory liabilities or decreases to regulatory assets, and risk management liabilities are offset with regulatory assets or decreases to regulatory liabilities.  Management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be collected from or refunded to customers.

The table below shows the unrealized gains (losses) recorded related to derivatives at WPS.

(Millions)	Financial Statement Presentation	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Commodity contracts	Balance Sheet – Regulatory assets – current	$-	$(1.7)
Commodity contracts	Balance Sheet – Regulatory assets – long-term	0.2	(0.1)
Commodity contracts	Balance Sheet – Regulatory liabilities – current	10.3	7.6
Commodity contracts	Balance Sheet – Regulatory liabilities – long-term	-	0.1
Commodity contracts	Income Statement – Natural gas purchased for resale	-	0.2

At June 30, 2009, WPS had the following notional volumes of outstanding derivative contracts:

Commodity	Purchases	Other Transactions
Natural gas (millions of therms)	72.7	N/A
FTRs (millions of kilowatt-hours)	N/A	9,402.3
Petroleum products (barrels)	6,750	N/A

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

(Millions)	June 30, 2009	December 31, 2008
Cash collateral provided to others	$9.9	$13.1

On the Condensed Consolidated Balance Sheets, cash collateral provided to others is reflected in accounts receivable and accrued unbilled revenues.

NOTE 4--SHORT-TERM DEBT AND LINES OF CREDIT

WPS's short-term borrowings consist of sales of commercial paper, borrowings under revolving credit facilities, and short-term notes.

(Millions, except percentages)	June 30, 2009	December 31, 2008
Commercial paper outstanding	-	$50.0
Average discount rate on outstanding commercial paper	-	5.27%
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on outstanding short-term notes payable	0.27%	1.86%

WPS manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to the short-term debt, lines of credit, and remaining available capacity of WPS.

(Millions)	Maturity	June 30, 2009	December 31, 2008
Revolving credit facility (1)	06/02/10	$115.0	$115.0
Revolving short-term notes payable (2)	11/13/09	10.0	10.0
Total short-term credit capacity		125.0	125.0

Less:
Letters of credit issued inside credit facilities		3.8	3.8
Loans outstanding under credit agreements and notes payable		10.0	10.0
Commercial paper outstanding		-	50.0
Available capacity under existing agreements		$111.2	$61.2

(1)	Provides support for WPS's commercial paper borrowing program.

(2)	This note is renewed every six months and is used for general corporate purposes.

At June 30, 2009, WPS was in compliance with all financial covenants related to outstanding short-term debt.  WPS's revolving credit agreement contains financial and other covenants, including, but not limited to a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.

NOTE 5--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of WPS through June 30, 2009.  All asset retirement obligations are recorded as other long-term liabilities on the Condensed Consolidated Balance Sheets.

(Millions)
Asset retirement obligations at December 31, 2008	$9.0
Accretion	0.3
Asset retirement obligations at June 30, 2009	$9.3

NOTE 6--INCOME TAXES

The effective tax rates for WPS for the three and six months ended June 30, 2009, were 32.2% and 35.1%, respectively.  The effective tax rates for WPS for the three and six months ended June 30, 2008, were 35.9% and 35.2%, respectively.

WPS calculates its provision for income taxes based on an interim effective tax rate that reflects its projected annual effective tax rate before certain discrete items.

The effective tax rate for the three months ended June 30, 2009, differs from the federal tax rate of 35% primarily due to permanent book to tax return differences and tax credits partially offset by state income taxes.  The effective tax rate for the six months ended June 30, 2009, differs slightly from the federal tax rate of 35% primarily due to state income taxes being almost entirely offset by permanent book to tax return differences and tax credits.

The effective tax rates for the three and six months ended June 30, 2008, differ from the federal tax rate of 35% primarily due to state income taxes being partially offset by the impact of certain permanent book to tax return differences.

For the three and six months ended June 30, 2009, the liability for uncertain tax positions decreased by $0.3 million as a result of the settlement and remeasurement of the obligations associated with uncertain tax positions as part of closing and settling examinations with the State of Wisconsin during the second quarter of 2009.

NOTE 7--COMMITMENTS AND CONTINGENCIES

Commodity Purchase Obligations and Purchase Order Commitments

WPS routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  WPS has obligations to distribute and sell electricity and natural gas to customers and expects to recover costs related to these obligations in future customer rates.

The obligations described below are as of June 30, 2009.

●
WPS's electric utility segment has obligations related to coal supply and transportation that extend through 2016 and total $310.9 million, obligations of $1.3 billion for either capacity or energy related to purchased power that extend through 2027, and obligations for other commodities totaling $13.5 million, which extend through 2013.

●	WPS's natural gas utility segment has obligations related to natural gas supply and transportation contracts totaling $446.1 million, some of which extend through 2023.
●	WPS also has commitments in the form of purchase orders issued to various vendors, which totaled $309.8 million, and relate to normal business operations as well as large construction projects.

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

To date, the EPA has not responded to the 2001 and 2002 filings made by WPS and WP&L.  However, in March 2008, a data request was received from the EPA seeking information related to operations and projects for the Pulliam and Weston coal-fired boilers from January 2000 to the present.  WPS submitted its response in April 2008.  In July 2009, WPS received an inquiry requesting clarification with respect to documents provided in the April 2008 response and WPS is currently working to respond to the inquiry.  In December 2008, WP&L received a similar data request and has submitted its response.

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

Pulliam Air Notice of Violation

In September 2007, an NOV was issued to WPS by the WDNR alleging various violations of the Pulliam facility's Title V permit, primarily pertaining to certain recordkeeping and monitoring requirements.  WPS met with the WDNR in November 2007 to discuss and attempt to resolve the matters identified in the NOV, and subsequently submitted additional information pursuant to the WDNR's request.  On July 13, 2009, the WDNR issued a letter stating that no further enforcement action will be taken.

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

On April 27, 2007, the Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007 permit language, which was granted by the WDNR.  Both parties subsequently moved for summary judgment.  In a decision issued on November 8, 2007, the administrative law judge granted WPS's motion for summary judgment in that proceeding, upholding the March 28, 2007 permit language.  The Sierra Club filed petitions with the Dane County Circuit Court on April 27, 2007, and November 14, 2007, for judicial review of the Weston 4 air permit and the underlying proceedings before the administrative law judge.  These two judicial review proceedings were consolidated by the Court.  On February 12, 2009, the Court upheld the administrative law judge's final order, which affirmed the WDNR's actions.  The Sierra Club appealed this decision and the parties have completed filing briefs.

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

In December 2008, an NOV was issued to WPS by the WDNR alleging various violations of the air permits for Weston 4, as well as Weston 1 and 2.  The alleged violations include an exceedance of the carbon monoxide and volatile organic compound limits at Weston 4, exceedances of the hourly sulfur dioxide limit in ten three-hour periods during startup/shutdown and during one separate event at Weston 4, and two that address baghouse operation at Weston 1 and 2.  On July 22, 2009, an NOV was issued to WPS by the WDNR alleging violations of the opacity limits during two six-minute periods (one each at Weston 2 and 4) and of the sulfur dioxide average limit during one three-hour period at Weston 4. Corrective actions have been taken for the events in both NOVs.  An enforcement conference was held on January 7, 2009, for the December 2008 NOV, and is scheduled for August 26, 2009, for the July 2009 NOV.  Management believes it is likely that the WDNR will refer the NOVs to the state Justice Department for enforcement.  Management does not believe that these matters will have a material adverse impact on the results of operations of WPS.

Weston Operating Permits

In early November 2006, it came to the attention of WPS that previous ambient air quality computer modeling done by the WDNR for the Weston facility (and other nearby air sources) did not take into account the emissions from the existing Weston 3 facility for purposes of evaluating air quality increment consumption under the required Prevention of Significant Deterioration.  WPS believes it has undertaken and completed corrective measures to address any identified modeling issues and anticipates issuance of a revised Title V permit that will resolve this issue.  WPS currently is not able to make a final determination of the probable cost impact of this issue, if any.

In December 2008, and July 2009, NOVs were issued to WPS by the WDNR that include alleged violations of the air permit at Weston 1 and 2.  These NOVs are discussed above under "Weston 4 Air Permit."

Mercury and Interstate Air Quality Rules

Mercury

The State of Wisconsin revised the state mercury rule, Chapter NR 446.  The revised rule requires a 40% reduction from the 2002 through 2004 baseline mercury emissions, beginning January 1, 2010, through the end of 2014.  Beginning in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90%.  Reductions can be phased in and the 90% target can be delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined as the Best Available Control Technology rule.  WPS estimates capital costs of approximately $28 million for phase one, which includes estimates for both wholly owned and jointly owned plants, to achieve the required reductions.  The capital costs are expected to be recovered in future rate cases.  Following the promulgation of a federal mercury control and monitoring rule by the EPA in 2005, the State of Wisconsin filed suit along with other states in opposition of this rule.  On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit (Court of Appeals) ruled in favor of the petitioners and vacated the federal rule.  In May 2008, the EPA's appeal of the ruling was denied.  The EPA is reviewing options for a new rulemaking.

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

On July 11, 2008, the Court of Appeals issued a decision vacating CAIR and the associated Federal Implementation Plan, putting the status of both CAIR nitrogen oxide allowance programs in doubt.  The EPA requested a rehearing of the decision by the Court of Appeals.  On December 23, 2008, the Court of Appeals reversed the CAIR vacatur and, thereby, CAIR was reinstated.  The Court of Appeals also directed the EPA to address the deficiencies noted in its July 11, 2008 ruling and the EPA has indicated they expect to issue a draft revised CAIR rule for comment in early 2010.  As a result of the Court of Appeals’ decision, CAIR is in place for 2009 and is expected to be in place for 2010.  WPS has not acquired any nitrogen oxide allowances for vintage years beyond 2010 other than those allocated by the EPA, and does not expect any material impact as a result of the vacatur and subsequent reinstatement of CAIR.

The reinstatement of CAIR also affected the status of the Best Available Retrofit Technology (BART) rule, which is a rule that addresses regional haze and visibility.  The WDNR is evaluating whether air quality improvements under CAIR will be adequate to demonstrate compliance with BART.

For planning purposes, it is still assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units.  The installation of any controls will need to be scheduled as part of WPS's long-term maintenance plan for its existing units.  As such, controls may need to be installed before 2015. On a preliminary basis, and assuming controls are still required, WPS estimates capital costs of $569 million, which includes estimates for both wholly owned and jointly owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in future rate cases.

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

WPS is responsible for the environmental impacts at ten manufactured gas plant sites located in Wisconsin and Michigan.  All are former regulated utility sites and are being remediated, with costs charged to existing ratepayers at WPS.  WPS estimated and accrued for $73.4 million of future undiscounted investigation and cleanup costs for all sites as of June 30, 2009.  WPS may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  WPS recorded a regulatory asset of $71.8 million, which is net of insurance recoveries received of $19.3 million, related to the expected recovery of both deferred expenditures and estimated future expenditures as of June 30, 2009.  Under current PSCW policies, WPS may not recover carrying costs associated with the cleanup expenditures.

WPS entered into a settlement agreement with the EPA in May 2006, transferring jurisdiction over six of the manufactured gas plant sites from the state to the EPA's Superfund Alternatives Program.  In addition, WPS completed the transfer of the Sheboygan Camp Marina site from state jurisdiction to the EPA in January 2007.  Based on the schedule agreed to with the EPA, an evaluation of prior work done at the sites is conducted prior to addressing future work at these sites.  An evaluation of the Stevens Point, Sheboygan Camp Marina, Manitowoc, and Oshkosh work was conducted by the EPA and follow-up work is underway.  Review of the prior Marinette work is currently being performed.

WPS is coordinating the investigation and cleanup of its manufactured gas plant sites subject to EPA jurisdiction under what is called a “multi-site” program.  This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and utilization of a consistent approach in selecting remedies.

Three of WPS's manufactured gas plant sites remain under state jurisdiction.  Of these, work is substantially complete at the Sheboygan-Wildwood and Menominee, Michigan sites.  The analysis of remedial options for the Wausau site is underway and discussions with WDNR regarding these options are ongoing.

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

Greenhouse Gases

There is increasing concern over the issue of climate change and the effect of greenhouse gas emissions, in particular from the combustion of fossil fuels.  WPS is evaluating both the technical and cost implications which may result from future state, regional, or federal greenhouse gas regulatory programs.  This evaluation indicates that it is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for WPS and its customers.  The greatest impact is likely to be on fossil fuel-fired generation, with a less significant impact on natural gas storage and distribution operations.  Efforts are underway within the utility industry to find a feasible method for capturing carbon dioxide from pulverized coal-fired units and to develop cleaner ways to burn coal.  The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues.  Recently, efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions (such as the Waxman-Markey bill, which passed the U.S. House of Representatives and is being reviewed in the Senate), and to create national renewable portfolio standards.  In addition, in April 2009, the EPA declared carbon dioxide and several other greenhouse gases to be a danger to public health and welfare, which is the first step towards the EPA potentially regulating greenhouse gases under the Clean Air Act.  A risk exists that such legislation or regulation will increase the cost of energy.  However, WPS believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by WPS will be recoverable in rates.  WPS will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

NOTE 8--GUARANTEES

The following table shows outstanding guarantees at WPS:

(Millions)	Total Amounts Committed at June 30, 2009	Expiration Less Than 1 Year
Standby letters of credit (1)	$3.9	$3.9
Other guarantees (2)	0.8	0.8
Total guarantees	$4.7	$4.7

(1)
At WPS's request, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to WPS.  These amounts are not reflected on the Condensed Consolidated Balance Sheets.

(2)
Consists of a liability related to WPS's agreement to indemnify Dominion Energy Kewaunee, Inc. for certain costs arising from the resolution of design basis documentation issues incurred prior to the Kewaunee nuclear power plant's scheduled maintenance period in 2009.  As of June 30, 2009, WPS had paid $8.1 million to Dominion Energy Kewaunee, Inc. related to this guarantee, reducing the liability to $0.8 million.  WPS expects to make payments for the entire remaining liability amount by December 31, 2009.

NOTE 9--EMPLOYEE BENEFIT PLANS

The following table shows the components of WPS's net periodic benefit costs:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Millions)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$2.6	$2.4	$5.1	$5.3	$1.5	$1.3	$2.8	$2.8
Interest cost	9.6	8.9	19.0	17.5	3.5	3.2	7.1	6.2
Expected return on plan assets	(9.7)	(10.7)	(19.7)	(22.1)	(3.5)	(3.2)	(7.0)	(6.9)
Amortization of transition obligation	-	-	-	-	0.1	-	0.1	0.1
Amortization of prior service cost (credit)	1.2	1.1	2.3	2.3	(0.9)	(0.9)	(1.8)	(1.8)
Amortization of net actuarial loss (gain)	0.5	(0.1)	0.6	0.2	-	(0.4)	0.1	(0.4)
Net periodic benefit cost	$4.2	$1.6	$7.3	$3.2	$0.7	$-	$1.3	$-

WPS records transition obligations, prior service costs (credits), and net actuarial losses (gains) that have not yet been recognized as a component of net periodic benefit cost as net regulatory assets, pursuant to SFAS No. 71.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the six months ended June 30, 2009, contributions made to the pension and other postretirement benefit plans were not significant.  WPS expects to contribute $4.3 million and $9.1 million to its pension and other postretirement benefit plans, respectively, during the remainder of 2009.

NOTE 10--FAIR VALUE

Fair Value Measurements

The following tables show WPS's assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	June 30, 2009
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets	$1.2	$-	$13.9	$15.1
Risk management liabilities	8.9	-	5.5	14.4

	December 31, 2008
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets	$0.4	$0.1	$6.8	$7.3
Risk management liabilities	8.8	0.1	4.1	13.0

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

The following table sets forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2009	2008	2009	2008
Balance at the beginning of period	$1.2	$0.4	$2.7	$8.6
Net realized gain (loss) included inearnings	(0.1)	4.7	(1.8)	7.4
Net unrealized gain (loss) recorded asregulatory assets or liabilities	6.4	2.2	6.2	(5.1)
Net purchases and settlements	0.9	0.9	1.3	(2.7)
Balance at the end of period	$8.4	$8.2	$8.4	$8.2

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

Fair Value of Financial Instruments

The following table shows the financial instruments included on WPS's Condensed Consolidated Balance Sheets that are not recorded at fair value.

	June 30, 2009		December 31, 2008
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$870.9	$886.3	$870.8	$881.2
Preferred stock	51.2	46.5	51.2	46.1

The fair values of long-term debt are estimated based on the quoted market price for the same or similar issues, or on the current rates offered to WPS for debt of the same remaining maturity.  The fair values of preferred stock are estimated based on quoted market price when available, or by using a perpetual dividend discount model.

Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and outstanding commercial paper, the carrying amounts approximate fair value.

NOTE 11--MISCELLANEOUS INCOME

WPS's total miscellaneous income was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2009	2008	2009	2008
Equity portion of AFUDC	$1.0	$0.9	$2.4	$1.3
Weston 4 ATC interconnection agreement	-	0.7	-	2.5
Equity earnings on investments	2.9	2.7	5.7	5.3
Key executive life insurance	1.2	0.9	1.2	0.9
Other	0.1	0.5	(0.1)	0.6
Total miscellaneous income	$5.2	$5.7	$9.2	$10.6

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

2009 Rates

On April 23, 2009, the PSCW made the 2009 fuel cost recovery subject to refund, effective April 25, 2009, as actual and projected fuel costs for the remainder of the year are estimated to be below the 2% fuel window.  As of June 30, 2009, WPS recorded a liability of $4.3 million related to this refund.

On December 30, 2008, the PSCW issued a final written order for WPS authorizing no change in retail electric rates from the fuel surcharge adjusted rates authorized effective July 4, 2008, and a $3.0 million decrease in retail natural gas rates.  The PSCW also approved a decoupling mechanism as a four-year pilot program.  The mechanism allows WPS to defer and recover or refund in future rate proceedings all or a portion of the differences between the actual and authorized margin per customer impact of variations in volumes.  The annual deferral is limited to $14.0 million for electric service and $8.0 million for natural gas service.  The mechanism does not adjust for changes in volume resulting from changes in customer count and also does not cover large commercial and industrial customers.

2008 Rates

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

On September 30, 2008, the PSCW reopened the 2008 fuel surcharge to review forecasted fuel costs, as WPS's current and anticipated annual fuel costs were below those projected in the fuel surcharge.  As a result of the lower fuel and purchased power costs, WPS's rates from September 30, 2008, through December 31, 2008, were subject to refund.  On February 9, 2009, WPS filed a request with the PSCW to refund approximately $5 million of 2008 fuel costs to Wisconsin retail electric customers.  WPS had accrued this amount as a liability at December 31, 2008.  This refund resulted in a credit to customers' bills in March and April 2009.  The final amount of the refund is under review by the PSCW, and WPS expects a final order before year-end.

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

It is anticipated that WPS will recover a similar portion of replacement purchased power costs from the Michigan retail jurisdiction through the annual power supply cost recovery mechanism.  The amount remaining to be recovered is not significant.

Michigan

2008 Rates

On December 4, 2007, the MPSC issued a final written order authorizing WPS a retail electric rate increase of $0.6 million, effective December 5, 2007.  WPS's last retail electric rate increase in Michigan was in July 2003.  The new rates reflect a 10.6% return on common equity and a common equity ratio of 56.4% in its regulatory capital structure.

NOTE 13--SEGMENTS OF BUSINESS

At June 30, 2009, WPS reported three segments.  WPS manages its reportable segments separately due to their different operating and regulatory environments.  Its principal business segments are the regulated electric utility operations and the regulated natural gas utility operations.  The Other segment includes nonutility activities, including equity earnings from WPS's investments in WRPC and WPS Investments, LLC, which holds an interest in ATC.

The tables below present information for the respective periods pertaining to WPS’s reportable segments:

	Regulated Utilities
Segments of Business (Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated

Three Months Ended
June 30, 2009
Operating revenues	$287.9	$59.8	$347.7	$0.2	$(0.3)	$347.6
Depreciation and amortization expense	21.0	5.7	26.7	0.2	(0.2)	26.7
Miscellaneous income	1.1	-	1.1	4.1	-	5.2
Interest expense	9.8	2.8	12.6	1.4	-	14.0
Provision for income taxes	12.0	0.1	12.1	-	-	12.1
Preferred stock dividend requirements	0.7	0.1	0.8	-	-	0.8
Net income attributed to common shareholders	22.4	(0.4)	22.0	2.7	-	24.7

Three Months Ended
June 30, 2008
Operating revenues	$283.5	$103.5	$387.0	$0.2	$(0.3)	$386.9
Depreciation and amortization expense	20.1	5.2	25.3	0.2	(0.2)	25.3
Miscellaneous income	1.5	0.5	2.0	3.7	-	5.7
Interest expense	7.7	2.9	10.6	1.0	-	11.6
Provision for income taxes	10.0	1.9	11.9	0.5	-	12.4
Preferred stock dividend requirements	0.5	0.3	0.8	-	-	0.8
Net income attributed to common shareholders	19.5	(0.5)	19.0	2.3	-	21.3

	Regulated Utilities
Segments of Business (Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated

Six Months Ended
June 30, 2009
Operating revenues	$587.3	$248.6	$835.9	$0.6	$(0.7)	$835.8
Depreciation and amortization expense	41.9	11.2	53.1	0.3	(0.3)	53.1
Miscellaneous income	2.0	0.5	2.5	6.7	-	9.2
Interest expense	19.5	5.3	24.8	1.7	-	26.5
Provision for income taxes	26.0	14.2	40.2	0.7	-	40.9
Preferred stock dividend requirements	1.3	0.3	1.6	-	-	1.6
Net income attributed to common shareholders	47.6	22.0	69.6	4.4	-	74.0

Six Months Ended
June 30, 2008
Operating revenues	$578.4	$324.2	$902.6	$0.7	$(0.7)	$902.6
Depreciation and amortization expense	37.5	10.4	47.9	0.3	(0.3)	47.9
Miscellaneous income	3.7	0.7	4.4	6.2	-	10.6
Interest expense	15.6	5.8	21.4	1.4	-	22.8
Provision for income taxes	12.8	14.9	27.7	1.1	-	28.8
Preferred stock dividend requirements	1.0	0.6	1.6	-	-	1.6
Net income attributed to common shareholders	25.8	21.5	47.3	4.1	-	51.4

NOTE 14--NEW ACCOUNTING PRONOUNCEMENTS

FASB Staff Position (FSP) No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," was issued in December 2008.  This FSP amends SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits," and requires additional disclosures about plan assets. These disclosures include:  a description of investment policies and strategies, disclosure of the fair value of each major category of plan assets, information about the fair value measurements of plan assets, and disclosures about significant concentrations of risk in plan assets.  This FSP is effective for WPS for the reporting period ending December 31, 2009, and will result in expanded disclosures related to postretirement benefit plan assets.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which clarifies the time period after the balance sheet date during which management should analyze transactions and events for potential recognition or disclosure, explains when to recognize these events in the financial statements, and describes the necessary disclosures for subsequent events.  In addition, this statement requires disclosure of the date through which subsequent events have been evaluated.  This statement was effective for the reporting period ending June 30, 2009, and had no impact on the results of operations or financial position of WPS.

SFAS No. 167, “Amendments to FASB Interpretation No 46(R),” was issued in June 2009.  This statement introduces a requirement to perform ongoing assessments to determine whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.  In addition, this statement clarifies that the enterprise that is required to consolidate a variable interest entity will have a controlling financial interest evidenced by (1) the power to direct the activities that most significantly affect the entity’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits that are potentially significant to the variable interest entity.  Additional disclosures are required regarding involvement with variable interest entities, as well as the methodology used to determine the primary beneficiary of any variable interest entities.  This standard will be effective for WPS beginning January 1, 2010.  Management is currently evaluating the impact that the adoption of SFAS No. 167 will have on the consolidated financial statements of WPS.

SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162,” was issued in June 2009.  This statement creates two levels of GAAP: authoritative and nonauthoritative, and replaces the old GAAP hierarchy found in SFAS No. 162.  In addition, this statement establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles for GAAP and clarifies that rules and interpretations of the SEC are also authoritative GAAP for SEC registrants.  SFAS No. 168 is effective for WPS for the reporting period ending September 30, 2009.  This standard will change the way GAAP is referenced throughout WPS’s disclosures but will not have an impact on WPS’s results of operations or financial position.

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

The essential components of WPS's business strategy are:

Maintaining and Growing a Strong Regulated Utility Base – A strong regulated utility base is essential to maintain a strong balance sheet, predictable cash flows, a desired risk profile, and quality credit ratings, which are critical to WPS's success.  WPS believes the following projects have helped, or will help, maintain and grow its regulated utility base and meet its customers' needs:

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

•	The investment of approximately $80 million to connect WPS's natural gas distribution system to the Guardian II natural gas pipeline completed in February 2009.

•	WPS's purchase of the 99-megawatt Crane Creek wind generation project currently under construction in Howard County, Iowa, which is expected to be completed in the fourth quarter of 2009.

For more detailed information on WPS's capital expenditure program, see "Liquidity and Capital Resources, Capital Requirements."

Integrating Resources to Provide Operational Excellence and Customer Focus – WPS is committed to integrating resources and finding the best, most efficient processes while meeting all applicable regulatory and legal requirements.  Through innovative ideas, embracing change, leveraging individual capabilities and expertise, and utilizing creative solutions to meet and exceed its customers' expectations, WPS strives to provide value to Integrys Energy Group's shareholders and WPS's customers.  WPS believes the following activities have helped, and will continue to help, integrate resources to provide operational excellence and customer focus:

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

Placing Strong Emphasis on Risk Management – WPS's risk management strategy includes the management of market exposure, credit, and operational risk through the normal course of business.  Forward purchases of electric capacity, energy, natural gas, and other commodities allow for opportunities to secure prices in a volatile energy market.  The risk profile related to these instruments is managed in a manner consistent with Integrys Energy Group's risk management policy, which is approved by the Integrys Energy Group Board of Directors.  WPS also implemented formula based market tariffs to manage risk in the wholesale market.  The Integrys Energy Group Corporate Risk Management Group, which reports through the Chief Financial Officer, provides oversight for WPS.

Continuing Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Energy and Energy Related Services – WPS's mission is the same as Integrys Energy Group's, to provide customers with the best value in energy and energy related services.  By effectively operating a mixed portfolio of generation assets and investing in new generation and natural gas distribution assets, while maintaining or exceeding environmental standards, WPS is able to provide a safe, reliable, value-priced service to its customers.  WPS concentrates its efforts on improving and operating efficiently in order to reduce costs and maintain a low risk profile.  WPS actively evaluates opportunities for adding more renewable generation to provide additional environmentally sound energy to its portfolio.  WPS believes the following activities have helped, and will continue to help, integrate resources to provide safe, reliable, competitively priced, and environmentally sound energy and energy related services:

•
Managing operations to minimize the impact on the environment.  WPS's Weston 4 facility, completed in 2008, is one of the most efficient pulverized coal-fired electric generation units in the country with state-of-the-art environmental controls, which allow us to reduce the amount of emissions produced.  WPS also expects to maintain or decrease the amount of greenhouse gases released over time and supports research and development initiatives that will enable further progress toward decreasing its carbon footprint.

•
Effectively operating a mixed portfolio of generation assets and investing in new generation and distribution assets, such as Weston 4, wind projects, and its natural gas connection to the Guardian II pipeline, ensures continued reliability for WPS's customers.

RESULTS OF OPERATIONS

	Three Months Ended		%	Six Months Ended		%
	June 30		Increase	June 30		Increase
(Millions)	2009	2008	(Decrease)	2009	2008	(Decrease)
Electric utility operations	$22.4	$19.5	14.9%	$47.6	$25.8	84.5%
Natural gas utility operations	(0.4)	(0.5)	(20.0)%	22.0	21.5	2.3%
Other operations	2.7	2.3	17.4%	4.4	4.1	7.3%

Net income attributed to common shareholders	$24.7	$21.3	16.0%	$74.0	$51.4	44.0%

Earnings Summary – Second Quarter 2009 Compared with Second Quarter 2008

Net income attributed to common shareholders at WPS increased $3.4 million, to $24.7 million for the quarter ended June 30, 2009, from $21.3 million for the same quarter in 2008.  Significant factors impacting the change in earnings were as follows (and are discussed in more detail thereafter):

•
Earnings at the regulated electric utility segment increased $2.9 million, from $19.5 million during the quarter ended June 30, 2008, to $22.4 million for the same quarter in 2009.  The increase in earnings was driven by an increase in wholesale demand charges, higher margins from residential and commercial and industrial customers, and the favorable impact from a fuel surcharge increase that was effective July 4, 2008, a portion of which was incorporated into the 2009 non-fuel base retail electric rates.  The higher electric earnings were partially offset by increases in maintenance expense, pension and other postretirement benefit costs, and interest expense.

Earnings Summary – Six Months 2009 Compared with Six Months 2008

Net income attributed to common shareholders at WPS increased $22.6 million, to $74.0 million for the six months ended June 30, 2009, from $51.4 million for the same period in 2008.  Significant factors impacting the change in earnings were as follows (and are discussed in more detail thereafter):

•
Earnings at the regulated electric utility segment increased $21.8 million, from $25.8 million during the six months ended June 30, 2008, to $47.6 million for the same period in 2009.  The increase in earnings was largely due to fuel and purchased power costs that were lower than what was recovered in rates during the six months ended June 30, 2009, compared with the same period in 2008.  Electric utility earnings were also favorably impacted by an increase in demand charges from wholesale customers, a fuel surcharge increase effective July 4, 2008, a portion of which was incorporated into the 2009 non-fuel base retail electric rates, and higher margins from residential and commercial and industrial customers.  The higher electric earnings were partially offset by increases in pension and other postretirement benefit costs, maintenance expenses, depreciation expense related to Weston 4, and interest expense.

•
Earnings from the natural gas utility segment increased $0.5 million, from $21.5 million during the six months ended June 30, 2008, to $22.0 million for the same period in 2009. The increase in natural gas utility earnings was a result of a change in rate design which was effective January 1, 2009, partially offset by lower period-over-period volumes attributed to the general economic slowdown.

Regulated Electric Utility Segment Operations

	Three Months Ended		%	Six Months Ended		%
	June 30		Increase	June 30		Increase
(Millions, except heating degree days)	2009	2008	(Decrease)	2009	2008	(Decrease)

Revenue	$287.9	$283.5	1.6%	$587.3	$578.4	1.5%
Fuel and purchased power	127.1	135.3	(6.1)%	259.3	301.3	(13.9)%
Margin	160.8	148.2	8.5%	328.0	277.1	18.4%

Operating and maintenance expense	85.8	82.0	4.6%	172.5	167.8	2.8%
Depreciation and amortization expense	21.0	20.1	4.5%	41.9	37.5	11.7%
Taxes other than income taxes	10.2	9.9	3.0%	21.2	20.3	4.4%

Operating income	43.8	36.2	21.0%	92.4	51.5	79.4%

Miscellaneous income	1.1	1.5	(26.7)%	2.0	3.7	(45.9)%
Interest expense	(9.8)	(7.7)	27.3%	(19.5)	(15.6)	25.0%
Other expense	(8.7)	(6.2)	40.3%	(17.5)	(11.9)	47.1%

Income before taxes	$35.1	$30.0	17.0%	$74.9	$39.6	89.1%

Sales in kilowatt-hours
Residential	608.2	608.2	-%	1,372.1	1,382.0	(0.7)%
Commercial and industrial	1,843.2	1,980.0	(6.9)%	3,703.6	4,013.3	(7.7)%
Wholesale	1,131.9	1,127.7	0.4%	2,201.4	2,166.8	1.6%
Other	7.0	7.2	(2.8)%	16.8	18.5	(9.2)%
Total sales in kilowatt-hours	3,590.3	3,723.1	(3.6)%	7,293.9	7,580.6	(3.8)%

Weather
Heating degree days	1,065	920	15.8%	5,036	4,875	3.3%
Cooling degree days	111	104	6.7%	111	104	6.7%

Second Quarter 2009 Compared with Second Quarter 2008

Revenue

Regulated electric utility segment revenue increased $4.4 million, primarily due to:

•
An approximate $4 million quarter-over-quarter increase in revenue from the interim fuel surcharge approved by the PSCW effective July 4, 2008, a portion of which was incorporated into the 2009 base retail electric rates.  On April 23, 2009, the PSCW made 2009 fuel cost recovery subject to refund, effective April 25, 2009, as actual and projected fuel costs for the remainder of the year are estimated to be below the 2% fuel window.  As a result of these lower costs, WPS accrued a refund payable to its electric customers of approximately $4 million as of June 30, 2009, which was excluded from the $4 million increase noted above.  See Note 12, "Regulatory Environment," for more information on WPS's fuel window and rate increase.

•
The increase in revenue was partially offset by a 3.6% decrease in electric sales volumes, which resulted in an approximate $1 million decrease in revenue quarter-over-quarter, after the impact of decoupling, related to:

-
A 6.9% decrease in commercial and industrial sales volumes, partially offset by a 0.4% increase in wholesale volumes, which resulted in an approximate $9 million net decrease in revenue.  Of this decrease in revenue, approximately $9 million resulted from changes in plant operations by commercial and industrial customers and approximately $1 million resulted from energy conservation efforts on the part of residential customers, which WPS attributed to the general economic slowdown.  These items were partially offset by the approximate $1 million net increase in opportunity sales driven by higher contracted sales volumes to a large wholesale customer, an increase in the wholesale demand rate effective January 1, 2009, to recover costs related to Weston 4, and was partially offset by a decrease in demand for other opportunity sales.  This lower demand resulted from the availability of lower-cost power from the MISO market.

-
The decrease in volumes was partially offset by the impact that decoupling, which went into effect January 1, 2009, had on WPS's revenue.  Under decoupling, WPS is allowed to defer the difference between its actual margin and the rate case authorized margin recognized from residential and small commercial and industrial customers.  In the second quarter of 2009, the difference between the actual and authorized margin was approximately $8 million; therefore, WPS recognized a regulatory asset under decoupling for this difference.  It is important to note that the rate order for this four-year pilot program for electric decoupling has an annual $14.0 million ceiling for the deferral of any excess or shortfall from the rate-case authorized margin.  This ceiling was reached in the second quarter of 2009; therefore, no additional decoupling deferral can be recorded if there are any additional shortfalls from authorized margin for the remainder of the year.

Margin

The regulated electric utility segment margin increased $12.6 million, driven by:

•
An approximate $6 million quarter-over-quarter increase in electric utility margin from wholesale customers related to increases in contracted sales volumes with an existing customer and an increase in the wholesale demand rate to recover costs related to Weston 4.

•
An approximate $4 million quarter-over-quarter increase in electric utility margin from the effect of the July 4, 2008 fuel surcharge, a portion of which was incorporated into WPS's 2009 non-fuel base retail electric rates.

•
An approximate $4 million quarter-over-quarter increase related to residential and commercial and industrial customers.  This quarter-over-quarter impact on the electric utility margin included the impact of a decoupling mechanism that first became effective on January 1, 2009.  In the second quarter of 2009, the difference between the actual and authorized margin was approximately $8 million; therefore, WPS recognized a regulatory asset under decoupling for this difference.  Sales volumes related to all electric residential and commercial and industrial customers declined 5.3% quarter-over-quarter, resulting in an approximate $4 million negative impact on margin, attributed to the general economic slowdown, partially offset by colder quarter-over-quarter weather.

•
The increase in regulated electric utility margin was partially offset by an approximate $1 million decrease in WPS's regulated electric utility margin from fuel and purchased power costs that were approximately $5 million lower than what was recovered in rates during the quarter ended June 30, 2009, compared with fuel and purchased power costs that were approximately $6 million lower than what was recovered in rates during the same quarter in 2008.

Operating Income

Operating income at the regulated electric utility segment increased $7.6 million quarter-over-quarter, driven by the $12.6 million increase in electric margin, partially offset by a $5.0 million increase in operating expenses.

The increase in operating expenses quarter-over-quarter was the result of:

•
A $3.6 million increase in electric maintenance expenses, primarily related to major planned outages at the generation plants in the second quarter of 2009, compared with fewer planned outages in the same quarter in 2008.

•	A $2.1 million increase in pension and other postretirement benefit costs.

Other Expense

Other expense at the regulated electric utility segment increased $2.5 million quarter-over-quarter, driven by a $2.1 million increase in interest expense, primarily related to increased long-term borrowings at higher interest rates.  The additional borrowings were utilized to fund various construction projects, most notably the Crane Creek wind generation project under construction in Iowa.

Six Months 2009 Compared with Six Months 2008

Revenue

Regulated electric utility segment revenue increased $8.9 million, primarily due to:

•
An approximate $15 million period-over-period increase in revenue from both the interim fuel surcharge approved by the PSCW effective July 4, 2008, a portion of which was incorporated into the 2009 base retail electric rates, and the full year's benefit of the 2008 retail electric rate increase that was effective January 16, 2008.

•
The increase in revenue was partially offset by a 3.8% decrease in electric sales volumes, which resulted in an approximate $5 million decrease in revenue period-over-period, after the impact of decoupling, related to:

-
A 7.7% decrease in commercial and industrial sales volumes and a 0.7% decrease in residential sales volumes, partially offset by a 1.6% increase in wholesale volumes, which resulted in an approximate $23 million net decrease in revenue.  Of this decrease in revenue, approximately $21 million resulted from changes in plant operations by commercial and industrial customers and approximately $3 million resulted from energy conservation efforts on the part of residential customers, which WPS attributed to the general economic slowdown.  These items were partially offset by the approximate $1 million net increase in opportunity sales driven by higher contracted sales volumes to a large wholesale customer, an increase in the wholesale demand rate effective January 1, 2009 to recover costs related to Weston 4, and a decrease in demand for other opportunity sales.  This lower demand resulted from the availability of lower-cost power from the MISO market.

	-	A partially offsetting $4 million positive impact on revenues related to colder period-over-period weather during the heating season, evidenced by the 3.3% increase in heating degree days.

-
The net decrease in volumes was partially offset by the impact that decoupling, which went into effect January 1, 2009, had on WPS's revenue.  Under decoupling, WPS is allowed to defer the difference between its actual margin and the rate case authorized margin recognized from residential and small commercial and industrial customers.  During the six months ended June 30, 2009, the difference between the actual and authorized margin was approximately $14 million; therefore, WPS recognized a regulatory asset under decoupling for this difference.  It is important to note that the rate order for this four-year pilot program for electric decoupling has an annual $14.0 million ceiling for the deferral of any excess or shortfall from the rate-case authorized margin.  This ceiling was reached during the six months ended June 30, 2009; therefore, no additional decoupling deferral can be recorded if there are any additional shortfalls from authorized margin for the remainder of the year.

Margin

The regulated electric utility segment margin increased $50.9 million, driven by:

•
An approximate $27 million increase in regulated electric utility margin from fuel and purchased power costs that were approximately $11 million lower than what was recovered in rates during the period ended June 30, 2009, compared with fuel and purchased power costs that were approximately $16 million higher than what was recovered in rates during the same period in 2008.

•
An approximate $10 million period-over-period increase in electric utility margin from wholesale customers related to increases in contracted sales volumes with an existing customer and an increase in the wholesale demand rate to recover costs related to Weston 4.

•
An approximate $8 million period-over-period increase in electric utility margin from the combined effect of the July 4, 2008 fuel surcharge, a portion of which was incorporated into the 2009 non-fuel base retail electric rates, and the full year's benefit of the 2008 retail electric rate increase effective January 16, 2008.

•
An approximate $6 million period-over-period increase related to residential and commercial and industrial customers.  This period-over-period impact on the electric utility margin included the impact of a decoupling mechanism that first became effective on January 1, 2009.  During the six months ended June 30, 2009, the difference between the actual and authorized margin was approximately $14 million; therefore, WPS recognized a regulatory asset under decoupling for this difference.  Sales volumes related to all electric residential and commercial and industrial customers declined 5.9% period-over-period, resulting in an approximate $8 million negative impact on margin, attributed to the general economic slowdown, partially offset by colder period-over-period weather.

Operating Income

Operating income at the regulated electric utility segment increased $40.9 million period-over-period, driven by the $50.9 million increase in electric margin, partially offset by a $10.0 million increase in operating expenses.

The increase in operating expenses period-over-period was the result of:

•
A $6.7 million increase in electric maintenance expenses, primarily related to major planned outages at the generation plants during the six months ended June 30, 2009, compared with fewer planned outages in the same period in 2008.

•	A $4.4 million increase in depreciation and amortization expense, primarily related to Weston 4 being placed in service for accounting purposes in the middle of April 2008.

•	A $4.2 million increase in pension and other postretirement benefit costs.

•
The increase in operating expenses was partially offset by a $2.1 million decrease in costs to achieve merger synergies related to Integrys Energy Group's merger with PEC.  The decrease is a result of the majority of the integration work being completed in 2007 and 2008.

Other Expense

Other expense at the regulated electric utility segment increased $5.6 million period-over-period, driven by:

•
A $3.9 million increase in interest expense, primarily related to increased long-term borrowings at higher interest rates.  The additional borrowings were utilized to fund various construction projects, most notably the Crane Creek wind generation project under construction in Iowa.

•	A $2.5 million decrease in interest earned on the transmission facilities WPS funded on ATC's behalf. WPS was reimbursed by ATC for these transmission facilities in April 2008.

•	The increase in other expenses was partially offset by a $1.2 million increase in AFUDC related to the Crane Creek wind generation project.

Regulated Natural Gas Utility Segment Operations

	Three Months Ended		%	Six Months Ended		%
	June 30		Increase	June 30		Increase
(Millions, except heating degree days)	2009	2008	(Decrease)	2009	2008	(Decrease)

Revenues	$59.8	$103.5	(42.2)%	$248.6	$324.2	(23.3)%
Natural gas purchase costs	32.3	75.3	(57.1)%	158.3	234.6	(32.5)%
Margins	27.5	28.2	(2.5)%	90.3	89.6	0.8%

Operating and maintenance expense	17.5	17.3	1.2%	34.4	33.9	1.5%
Depreciation and amortization expense	5.7	5.2	9.6%	11.2	10.4	7.7%
Taxes other than income taxes	1.7	1.6	6.3%	3.4	3.2	6.3%

Operating income	2.6	4.1	(36.6)%	41.3	42.1	(1.9)%

Miscellaneous income	-	0.5	(100.0)%	0.5	0.7	(28.6)%
Interest expense	(2.8)	(2.9)	(3.4)%	(5.3)	(5.8)	(8.6)%
Other expense	(2.8)	(2.4)	16.7%	(4.8)	(5.1)	(5.9)%

Income before taxes	$(0.2)	$1.7	N/A	$36.5	$37.0	(1.4)%

Throughput in therms
Residential	36.1	35.1	2.8%	153.7	155.3	(1.0)%
Commercial and industrial	19.6	19.5	0.5%	86.8	87.8	(1.1)%
Interruptible	2.1	6.1	(65.6)%	4.6	13.5	(65.9)%
Interdepartmental	2.4	9.0	(73.3)%	4.4	18.3	(76.0)%
Transport	69.5	76.6	(9.3)%	180.4	191.5	(5.8)%
Total sales in therms	129.7	146.3	(11.3)%	429.9	466.4	(7.8)%

Weather
Heating degree days	1,065	920	15.8%	5,036	4,875	3.3%

Second Quarter 2009 Compared with Second Quarter 2008

Revenue

Regulated natural gas utility segment revenue decreased $43.7 million, resulting primarily from:

•
An approximate $34 million decrease in revenue as a result of an approximate 50% decrease in the per-unit cost of natural gas sold by the regulated natural gas utility in the second quarter of 2009, compared with the same quarter in 2008.  Prudently incurred natural gas commodity costs are directly passed through to customers in current rates.

•	An approximate $17 million decrease in revenue as a result of lower quarter-over-quarter natural gas throughput volumes, excluding the impact of weather, driven by:

-
An approximate $9 million decrease related to lower volumes sold to residential customers resulting from energy conservation efforts and lower volumes sold to commercial and industrial, interruptible, and transportation customers resulting from changes in plant operations, which WPS attributed to the general economic slowdown.

-
An approximate $8 million decrease related to a reduction in volumes sold to the electric utility segment because of lower electricity usage by residential and commercial and industrial customers, the availability of lower cost power from MISO, and the availability of WPS's Weston 4 coal-fired generating facility that became commercially operational in June 2008, all of which resulted in a decrease in the need for the electric utility to run its peaking generation units.

•
The decrease in revenue was partially offset by an approximate $6 million increase in revenue from colder quarter-over-quarter weather during the heating season as evidenced by the 15.8% increase in heating degree days.

Margin

The regulated natural gas utility segment margin decreased $0.7 million, driven by a 11.3% decrease in natural gas throughput volumes attributed to the negative impact of the general economic slowdown, partially offset by colder quarter-over-quarter weather.  This quarter-over-quarter decrease in margin included the impact of a decoupling mechanism that was first effective on January 1, 2009.  Under decoupling, WPS is allowed to defer the difference between the actual and rate case authorized delivery charge components of margin from certain customers and adjusts future rates in accordance with rules specified by the PSCW.  The decoupling mechanism includes an annual $8.0 million ceiling for the deferral of any excess or shortfall from the rate-case authorized margin.

Operating Income

Operating income at the regulated natural gas utility decreased $1.5 million, driven by the $0.7 million decrease in natural gas margin and a $0.5 million increase in depreciation and amortization expense resulting from the natural gas laterals for connection to the Guardian II pipeline that were placed in service in February 2009.

Six Months 2009 Compared with Six Months 2008

Revenue

Regulated natural gas utility segment revenue decreased $75.6 million, resulting primarily from:

•
An approximate $56 million decrease in revenue as a result of an approximate 25% decrease in the per-unit cost of natural gas sold by the regulated natural gas utility during the six months ended June 30, 2009, compared with the same period in 2008.  Prudently incurred natural gas commodity costs are directly passed through to customers in current rates.

•	An approximate $33 million decrease in revenue as a result of lower period-over-period natural gas throughput volumes, excluding the impact of weather, driven by:

-
An approximate $19 million decrease related to lower volumes sold to residential customers resulting from energy conservation efforts and lower volumes sold to commercial and industrial and transportation customers resulting from changes in plant operations, which WPS attributed to the general economic slowdown.

-
An approximate $14 million decrease related to a reduction in volumes sold to the electric utility segment because of lower electricity usage by residential and commercial and industrial customers, the availability of lower cost power from MISO, and the availability of WPS's Weston 4 coal-fired generating facility that became commercially operational in June 2008, all of which resulted in a decrease in the need for the electric utility to run its peaking generation units.

•	The decrease in revenue period-over-period was partially offset by:

-
An approximate $7 million increase in revenue resulting from the PSCW's final order that approved a new rate design, which incorporates higher volumetric rates and lower fixed customer charges in addition to a decoupling mechanism, both effective January 1, 2009.  See Note 12, "Regulatory Environment," for more information on WPS's rates.

	-	An approximate $6 million increase in revenue from colder period-over-period weather during the heating season as evidenced by the 3.3% increase in heating degree days.

Margin

The regulated natural gas utility segment margin increased $0.7 million, driven by:

•	An approximate $4 million positive period-over-period impact on natural gas margin resulting from the change in the rate design for WPS.

•
A 7.8% decrease in natural gas throughput volumes attributed to the negative impact of the general economic slowdown, partially offset by colder period-over-period weather, which resulted in an approximate $3 million decrease in natural gas utility segment margin.  This period-over-period decrease in margin included the impact of a decoupling mechanism that was first effective on January 1, 2009.  Under decoupling, WPS is allowed to defer the difference between the actual and rate case authorized delivery charge components of margin from certain customers and adjusts future rates in accordance with rules specified by the PSCW.  The decoupling mechanism includes an annual $8.0 million ceiling for the deferral of any excess or shortfall from the rate-case authorized margin.  Approximately $3 million of additional revenues were recognized due to a shortfall from the rate-case authorized margin during the six months ended June 30, 2009.

Operating Income

Operating income at the regulated natural gas utility decreased $0.8 million period-over-period, driven by the $1.5 million increase in operating expense, partially offset by a $0.7 million increase in natural gas margin.  The increase in operating expense was driven by an increase in depreciation and amortization expense resulting from the natural gas laterals for connection to the Guardian II pipeline that were placed in service in February 2009.  In addition, bad debt expense has increased slightly due to an increase in the number of past due accounts as a result of the general economic slowdown.

Other Segment Operations

	Three Months Ended		%	Six Months Ended		%
	June 30		Increase	June 30		Increase
(Millions)	2009	2008	(Decrease)	2009	2008	(Decrease)

Operating income	$-	$0.1	(100.0)%	$0.1	$0.4	(75.0)%
Other income	2.7	2.7	-%	5.0	4.8	4.2%

Income before taxes	$2.7	$2.8	(3.6)%	$5.1	$5.2	(1.9)%

Second Quarter 2009 Compared with Second Quarter 2008

Income before taxes for other segment operations did not change significantly for the quarter ended
June 30, 2009, as compared with the same quarter in 2008.

Six Months 2009 Compared with Six Months 2008

Income before taxes for other segment operations did not change significantly for the six months ended June 30, 2009, as compared with the same period in 2008.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Effective Tax Rate	32.2%	35.9%	35.1%	35.2%

Second Quarter 2009 Compared with Second Quarter 2008

The lower effective tax rate for the second quarter of 2009, compared with the same quarter in 2008, was a result of adjustments resulting from application of rules related to interim reporting of tax expense that occurred when WPS changed its annual forecasted rate in the second quarter of 2009 to reflect the regulatory deferral related to the domestic manufacturers deduction.

Six Months 2009 Compared with Six Months 2008

The effective tax rate period-over-period was relatively the same as forecasted tax rates and the magnitude of discrete items was similar period-over-period.

LIQUIDITY AND CAPITAL RESOURCES

WPS believes that its cash balances, liquid assets, operating cash flows, access to debt markets and available borrowing capacity provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects.  However, WPS's operating cash flows and access to capital markets can be impacted by macroeconomic factors outside of its control.  In addition, WPS's borrowing costs can be impacted by its short-term and long-term debt ratings assigned by independent credit rating agencies.

Operating Cash Flows

During the six months ended June 30, 2009, net cash provided by operating activities was $291.5 million, compared with $139.4 million for the same period in 2008.  The $152.1 million period-over-period increase in cash provided by operating activities was driven by:

•
A $112.9 million increase in cash, related to lower working capital requirements, primarily due to a $73.5 million period-over-period increase in cash provided from accounts receivable and accrued unbilled revenues and a $57.8 million period-over-period increase in cash provided from inventories, both driven by lower period-over-period natural gas prices.  Partially offsetting these changes was the prepayment of federal income taxes during the six months ended June 30, 2009, compared with the refund of prepaid federal income taxes during the same period in 2008.

•	A $77.5 million increase in net income, adjusted for non-cash items, primarily related to an increase in deferred income taxes.

•	A $21.3 million decrease in net recoveries of regulatory assets and liabilities.

Investing Cash Flows

Net cash used for investing activities was $96.1 million during the six months ended June 30, 2009, compared with $24.3 million for the same period in 2008.  The $71.8 million period-over-period increase in net cash used for investing activities was primarily driven by the reimbursement of $99.7 million from ATC related to WPS's construction of the transmission facilities required to support Weston 4 in the second quarter of 2008, as well as the receipt of $8.5 million in proceeds from the transfer of assets from WPS to IBS in the first quarter of 2008.  The increase in net cash used for investing activities was partially offset by a $18.6 million period-over-period decrease in cash used for capital expenditures (see below), as well as the payment of $17.4 million related to WPS's funding of the construction of the transmission facilities required to support Weston 4 in the first quarter of 2008.

Capital Expenditures

Capital expenditures by business segment for the six months ended June 30 were:

Reportable Segment (millions)	2009	2008	Change
Electric utility	$85.4	$70.5	$14.9
Natural gas utility	12.7	46.2	(33.5)
WPS consolidated	$98.1	$116.7	$(18.6)

The increase in capital expenditures at the electric utility segment for the six months ended June 30, 2009, compared with the same period in 2008, was mainly due to increased costs related to wind generation projects, partially offset by the period-over-period impact of capital expenditures associated with Weston 4 in 2008.  The period-over-period decrease in capital expenditures at the natural gas utility segment was mainly due to a decrease in costs related to the construction of natural gas laterals that connected WPS's natural gas distribution system to the Guardian II natural gas pipeline.

Financing Cash Flows

Net cash used for financing activities was $99.2 million during the six months ended June 30, 2009, compared with $114.1 million for the same period in 2008.  The $14.9 million period-over-period decrease in cash used for financing activities was primarily driven by $40.0 million in return of capital payments to Integrys Energy Group during the six months ended June 30, 2008, partially offset by a $23.2 million period-over-period increase in the repayment of short-term debt borrowings.  The repayment of short-term debt borrowings was made possible by higher net cash provided by operating activities during the six months ended June 30, 2009, compared with the same period in 2008.

Significant Financing Activities

WPS had no outstanding commercial paper borrowings at June 30, 2009, and $23.9 million at June 30, 2008.  WPS had other outstanding short-term debt of $10.0 million at June 30, 2009, and 2008.

Credit Ratings

The current credit ratings for WPS are listed in the table below.

	Standard & Poor's	Moody's
Issuer credit rating First mortgage bonds Senior secured debt Preferred stock Commercial paper Credit facility	A- N/A A BBB A-2 N/A	A2 A1 A1 Baa1 P-1 A2

Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating.

On June 9, 2009, Moody's lowered the issuer credit rating for WPS from "A1" to "A2."  Moody's also lowered the senior secured debt and first mortgage bonds ratings for WPS from "Aa3" to "A1" and the preferred stock rating from "A3" to "Baa1."  Additionally, Moody's lowered the credit facility rating from "A1" to "A2."  According to Moody's, the downgrades reflect the risk that WPS's internal cash flow could be pressured to support Integrys Energy Group's continuing cash needs and that near-term financial metrics will be negatively impacted by reduced demand for energy.

On March 5, 2009, Standard & Poor's lowered the issuer credit rating for WPS from "A" to "A-."  According to Standard and Poor's, the downgrade reflects Integrys Energy Group's weak financial measures that do not support an "A" category credit profile.  Standard and Poor's also stated that the downgrade reflects the changes to Integrys Energy Group's business and financial risk profiles.  Standard & Poor's revised Integrys Energy Group's business risk profile to excellent from strong and changed its financial risk profile to aggressive from intermediate.  The change in the business risk profile reflected the strategy change with respect to Integrys Energy Services and helped to moderate the downgrade.  Additionally, Standard & Poor's lowered the senior secured debt rating for WPS from "A+" to "A" and the preferred stock rating from "BBB+" to "BBB."

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of WPS, including its subsidiary, as of June 30, 2009.

		Payments Due By Period
(Millions)	Total Amounts Committed	2009	2010-2011	2012-2013	2014 and Thereafter

Long-term debt principal and interest payments (1)	$1,305.1	$24.2	$242.9	$366.2	$671.8
Operating lease obligations	11.8	2.2	5.9	2.3	1.4
Commodity purchase obligations (2)	2,049.9	178.8	672.5	558.0	640.6
Purchase orders (3)	309.8	308.8	1.0	-	-
Pension and other postretirement funding obligations (4)	306.3	13.4	89.3	113.8	89.8
Total contractual cash obligations	$3,982.9	$527.4	$1,011.6	$1,040.3	$1,403.6

(1)	Represents bonds and notes issued by WPS. WPS records all principal obligations on the balance sheet.

(2)	The costs of commodity purchase obligations are expected to be recovered in future customer rates.

(3)	Includes obligations related to normal business operations and large construction obligations.

(4)	Obligations for certain pension and other postretirement benefit plans cannot reasonably be estimated beyond 2011.

The table above does not reflect payments related to the manufactured gas plant remediation liability of $73.4 million at June 30, 2009, as the amount and timing of payments are uncertain.  See Note 7, "Commitments and Contingencies," for more information about environmental liabilities.  In addition, the table does not reflect any payments for the June 30, 2009, liability related to uncertain tax positions, as the amount and timing of payments are uncertain.  See Note 6, "Income Taxes," for more information about this liability.

Capital Requirements

Estimated construction expenditures for WPS for the three-year period 2009 through 2011 are listed below.

(Millions)
Wind generation projects	$181.5
Electric and natural gas distribution projects	117.6
Environmental projects	94.7
Other projects	162.0
Total capital expenditures	$555.8

All projected capital and investment expenditures are subject to periodic review and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, market volatility, and economic trends.

Capital Resources

As of June 30, 2009, WPS was in compliance with all covenants related to outstanding short-term and long-term debt and expects to be in compliance with all such debt covenants for the foreseeable future.

See Note 4, "Short-Term Debt and Lines of Credit," for more information on WPS's credit facilities and other short-term credit agreements, including short-term debt covenants.

WPS's long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could result in acceleration of outstanding debt obligations.

WPS plans to meet its capital requirements for the period 2009 through 2011 primarily through internally generated funds, net of forecasted dividend payments, debt financings, and equity infusions.  WPS plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes WPS has adequate financial flexibility and resources to meet its future needs.  See "Other Future Considerations," for additional information.

Under an existing shelf registration statement, WPS may issue up to $250.0 million of senior debt securities with amounts, prices and terms to be determined at the time of future offerings.  In December 2008, WPS issued $125.0 million of 6.375%, 7-year Senior Notes, and $125.0 million remains available for issuance under this shelf registration statement.

Other Future Considerations

Impact of Financial Market Turmoil

As widely reported, the financial markets and overall economies in the United States and abroad have been undergoing a period of significant uncertainty and volatility.  As a result of recent events, WPS's management has placed increased emphasis on monitoring the risks associated with the current credit market environment.  While the impact of continued market volatility and the extent and impacts of the economic downturn cannot be predicted, management currently believes that WPS has sufficient operating flexibility and access to funding sources to maintain adequate amounts of liquidity.

The recent volatility in global capital markets has led to a reduction in the current market value of WPS's share of long-term investments held in the pension plan benefit trusts sponsored by IBS and the long-term investments held in WPS's other postretirement benefit plan trusts.  The decline in asset value of the plans will likely result in higher pension and other postretirement benefit expenses, and additional future funding requirements.

Customer Usage

Due to the general economic slowdown and the increased focus on energy efficiency, sales volumes excluding the impact of weather have been decreasing at WPS.  In certain jurisdictions, decoupling mechanisms have been implemented, which allow utilities to adjust rates going forward to recover or refund all or a portion of the differences between the actual and authorized margin per customer impact of variations in volumes.  The mechanisms do not adjust for changes in volume resulting from changes in customer count.  The PSCW approved the implementation of decoupling on a four-year trial basis, effective January 1, 2009, for WPS's natural gas and electric residential and small commercial and industrial sales.  This decoupling mechanism includes an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service.  The $14.0 million cap for electric service was reached in the second quarter of 2009.  Therefore, no additional decoupling deferral can be recorded for electric service if there are any additional shortfalls from authorized margin for the remainder of the year.  The decoupling approved by the PSCW does not cover large commercial and industrial sales.

For a discussion of regulatory filings and decisions, see Note 12, "Regulatory Environment."

Weston 4 Operating Issue

In the fourth quarter of 2008, the supercritical boiler at WPS's Weston 4 power plant experienced two forced outages related to significant oxidation and subsequent exfoliation within the superheater outlet tubes.  The additional maintenance costs incurred to date relative to repairing the rupture and returning the superheater to service have been covered by the boiler's manufacturer.  WPS reduced the main steam operating temperature of the boiler to address this issue from a short-term perspective, resulting in reduced output.  The reduced output from Weston 4 required replacement purchased power to meet WPS's supply requirements.  WPS subsequently raised the steam operating temperature back to initial design level.  WPS is reviewing potential long-term solutions to resolve this issue with the boiler manufacturer.

American Recovery and Reinvestment Act of 2009

In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law.  ARRA contains various provisions intended to stimulate the economy.  Included in ARRA are several tax provisions that may affect the company.  Most notably, a provision of ARRA provides WPS with additional opportunities to claim tax deductions for bonus depreciation for certain assets placed in service during 2009, extending the bonus depreciation period established by the Economic Stimulus Act of 2008.  The additional first year deduction for bonus depreciation is estimated to be substantial.  Other provisions of ARRA provide WPS with elections to select among a production tax credit, an investment tax credit, or a federal grant for wind generating facilities that will go into service later in 2009.  WPS currently plans to take production tax credits on power generated by these facilities, but is evaluating the other alternatives mentioned.  WPS is also investigating the possibility of obtaining funds under ARRA to be used for smart grid related projects in the areas of automatic metering infrastructure, distribution management, and Meter Data Management.

CRITICAL ACCOUNTING POLICIES

WPS has reviewed its critical accounting policies for new critical accounting estimates and other significant changes.  WPS found that the disclosures made in its Annual Report on Form 10-K for the year ended December 31, 2008, are still current and that there have been no significant changes.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

WPS has exposure to variable interest rates.  Based on the variable rate debt of WPS outstanding at June 30, 2009, a hypothetical increase in market interest rates of 100 basis points would increase annual interest expense by $0.1 million.  Comparatively, based on the variable rate debt outstanding at June 30, 2008, an increase in interest rates of 100 basis points would have increased interest expense in 2008 by $0.3 million.  This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.  In the event of a significant change in interest rates, management would take action to mitigate WPS's exposure to the change.

Other than the above-mentioned changes, WPS's market risks have not changed materially from the market risks reported in the 2008 Annual Report on Form 10-K.

Item 4.     Controls and Procedures

WPS's management, with the participation of WPS's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of WPS's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report and has concluded that, as of the end of such period, WPS's disclosure controls and procedures were effective to ensure that information required to be disclosed by WPS in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in the internal control over financial reporting of WPS (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.     Legal Proceedings

For information on material legal proceedings and matters related to WPS and its subsidiary, see Note 7, "Commitments and Contingencies."

Item 1A.     Risk Factors

There were no material changes in the risk factors previously disclosed in Part I, Item 1A of the 2008 Annual Report on Form 10-K for WPS filed on February 25, 2009.

Item 6.     Exhibits

The documents listed in the Exhibit Index are attached as exhibits or incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: August 5, 2009	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009
Exhibit No.	Description

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

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