Form 10-Q
period 2009-09-30
WISCONSIN PUBLIC SERVICE CORP
filed 2009-11-05
CIK 107833

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $4 par value, 23,896,962 shares outstanding at November 4, 2009

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

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation

Commonly Used Acronyms

AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ATC	American Transmission Company LLC
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
IBS	Integrys Business Support, LLC
IRS	United States Internal Revenue Service
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Michigan Public Service Commission
N/A	Not Applicable
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
WDNR	Wisconsin Department of Natural Resources
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

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

●
Current and future litigation, regulatory investigations, proceedings, or inquiries, including, but not limited to, manufactured gas plant site cleanup and the proceeding regarding the Weston 4 air permit;

●	The impacts of changing financial market conditions, credit ratings, and interest rates on the liquidity and financing efforts of WPS and its subsidiary;
●	The risks associated with changing commodity prices (particularly natural gas and electricity) and the available sources of fuel and purchased power, including their impact on margins;
●	Resolution of audits or other tax disputes with the IRS, Wisconsin Department of Revenue, Michigan Department of Treasury, or other taxing authorities;
●	The effects, extent, and timing of additional competition or regulation in the markets in which WPS and its subsidiary operate;
●	Investment performance of employee benefit plan assets;
●	Advances in technology;
●	Effects of and changes in political and legal developments, as well as economic conditions and the related impact on customer demand;
●	Potential business strategies, including acquisitions and construction or disposition of assets or businesses, which cannot be assured to be completed timely or within budgets;
●	The direct or indirect effects of terrorist incidents, natural disasters, or responses to such events;
●	The effectiveness of risk management strategies and the use of financial and derivative instruments;
●	The risks associated with the inability of WPS's counterparties, affiliates, and customers to meet their obligations;
●	Weather and other natural phenomena, in particular the effect of weather on natural gas and electricity sales after certain limits have been exceeded under the decoupling mechanisms at WPS;
●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by WPS and/or Integrys Energy Group from time to time with the SEC.

Except to the extent required by the federal securities laws, WPS and its subsidiary undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions)	2009	2008	2009	2008

Operating revenues
Electric	$313.7	$346.3	$900.9	$924.7
Natural gas	37.5	62.9	286.1	387.1
Total operating revenues	351.2	409.2	1,187.0	1,311.8

Electric production fuels	45.8	58.3	134.0	153.4
Purchased power	86.4	94.4	257.1	300.1
Natural gas purchased for resale	18.8	42.1	177.1	276.7
Operating and maintenance expense	99.4	92.3	306.5	294.1
Depreciation and amortization expense	26.6	25.4	79.7	73.3
Taxes other than income taxes	12.1	11.5	36.7	35.0
Operating income	62.1	85.2	195.9	179.2

Miscellaneous income	4.5	6.1	13.7	16.7
Interest expense	(13.8)	(10.9)	(40.3)	(33.7)
Other expense	(9.3)	(4.8)	(26.6)	(17.0)

Income before taxes	52.8	80.4	169.3	162.2
Provision for income taxes	18.5	29.1	59.4	57.9
Net income	34.3	51.3	109.9	104.3

Preferred stock dividend requirements	0.7	0.7	2.3	2.3
Net income attributed to common shareholder	$33.6	$50.6	$107.6	$102.0

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30	December 31
(Millions)	2009	2008

Assets
Cash and cash equivalents	$44.7	$9.0
Accounts receivable and accrued unbilled revenues, net of reserves of $6.1 and $4.8, respectively	158.1	254.6
Receivables from related parties	7.2	40.6
Inventories	81.1	114.9
Assets from risk management activities	9.6	7.3
Regulatory assets	31.1	34.4
Materials and supplies, at average cost	25.4	25.8
Deferred income taxes	5.7	8.0
Prepaid gross receipts tax	30.5	39.4
Other current assets	10.7	9.2
Current assets	404.1	543.2

Property, plant, and equipment, net of accumulated depreciation of $1,172.8 and $1,107.7, respectively	2,356.1	2,226.7
Regulatory assets	415.1	400.2
Receivables from related parties	26.8	27.4
Goodwill	36.4	36.4
Other long-term assets	82.2	79.8
Total assets	$3,320.7	$3,313.7

Liabilities and Shareholders' Equity
Short-term debt	$10.0	$60.0
Accounts payable	96.1	123.2
Payables to related parties	15.7	22.5
Liabilities from risk management activities	6.2	12.8
Regulatory liabilities	36.4	16.6
Customer credit balances	18.3	15.4
Other current liabilities	42.5	34.4
Current liabilities	225.2	284.9

Long-term debt to parent	9.5	9.9
Long-term debt	870.9	870.8
Deferred income taxes	264.9	198.8
Deferred investment tax credits	9.9	10.7
Regulatory liabilities	232.9	232.3
Environmental remediation liabilities	73.0	73.9
Pension and other postretirement benefit obligations	328.5	315.8
Payables to related parties	9.4	10.5
Other long-term liabilities	88.3	79.9
Long-term liabilities	1,887.3	1,802.6

Commitments and contingencies

Preferred stock - $100 par value; 1,000,000 shares authorized; 511,882 shares issued and outstanding	51.2	51.2
Common stock - $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid-in capital	654.6	707.4
Retained earnings	406.8	372.0
Total liabilities and shareholders' equity	$3,320.7	$3,313.7

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)		September 30	December 31
(Millions, except share amounts)		2009	2008

Common stock equity
Common stock, $4 par value, 32,000,000 shares authorized,
23,896,962 shares outstanding		$95.6	$95.6
Additional paid-in capital		654.6	707.4
Retained earnings		406.8	372.0
Total common stock equity		1,157.0	1,175.0

Preferred stock
Cumulative, $100 par value, 1,000,000 shares authorized -

Series	Shares Outstanding
5.00%	131,916	13.2	13.2
5.04%	29,983	3.0	3.0
5.08%	49,983	5.0	5.0
6.76%	150,000	15.0	15.0
6.88%	150,000	15.0	15.0
Total preferred stock		51.2	51.2
Total equity		1,208.2	1,226.2

Long-term debt to parent
Series	Year Due
8.76%	2015	3.8	4.0
7.35%	2016	5.7	5.9
Total long-term debt to parent		9.5	9.9

Long-term debt
First Mortgage Bonds
Series	Year Due
7.125%	2023	0.1	0.1
Senior Notes
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
3.95%	2013	22.0	22.0
4.80%	2013	125.0	125.0
6.375%	2015	125.0	125.0
5.65%	2017	125.0	125.0
6.08%	2028	50.0	50.0
5.55%	2036	125.0	125.0
Total First Mortgage Bonds and Senior Notes		872.1	872.1
Unamortized discount on long-term debt, net		(1.2)	(1.3)
Total long-term debt		870.9	870.8
Total capitalization		$2,088.6	$2,106.9

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(Millions)	2009	2008

Operating Activities
Net income	$109.9	$104.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	79.7	73.3
Recoveries and refunds of regulatory assets and liabilities	8.8	44.9
Deferred income taxes and investment tax credit	71.7	6.5
Bad debt expense	7.8	9.4
Pension and other postretirement expense	12.9	4.7
Pension and other postretirement contributions	(1.2)	(14.3)
Equity income, net of dividends	(1.3)	(0.1)
Other, net	(24.0)	(4.3)
Changes in -
Accounts receivable and accrued unbilled revenue	118.9	37.0
Inventories	34.0	(58.7)
Prepaid federal income taxes	(3.2)	46.5
Other current assets	7.4	8.4
Accounts payable	(28.0)	(81.2)
Other current liabilities	28.6	(5.5)
Net cash provided by operating activities	422.0	170.9

Investing Activities
Capital expenditures	(210.4)	(204.2)
Assets transferred to IBS	-	8.5
Cash paid for transmission interconnection	-	(17.4)
Proceeds received from transmission interconnection	-	99.7
Proceeds from sale of property, plant, and equipment	2.3	-
Other	1.8	3.6
Net cash used for investing activities	(206.3)	(109.8)

Financing Activities
Short-term debt - net	(50.0)	21.3
Payments of long-term debt	(0.4)	(0.4)
Dividends to parent	(72.5)	(70.4)
Equity contributions from parent	-	50.0
Return of capital to parent	(55.0)	(40.0)
Preferred stock dividends	(2.3)	(2.3)
Other	0.2	1.4
Net cash used for financing activities	(180.0)	(40.4)
Net change in cash and cash equivalents	35.7	20.7
Cash and cash equivalents at beginning of period	9.0	4.1
Cash and cash equivalents at end of period	$44.7	$24.8

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

The Condensed Consolidated Financial Statements are unaudited, but, in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements.  Subsequent events at WPS were evaluated for potential recognition or disclosure through November 4, 2009, which is the date the financial statements were issued.  Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2009.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the WPS Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30
(Millions)	2009	2008
Cash paid for interest	$30.0	$23.5
Cash (received) paid for income taxes	(9.9)	39.9

Construction costs funded through accounts payable and treated as non-cash investing activities totaled $17.6 million at September 30, 2009, and $32.7 million at September 30, 2008.

NOTE 3--RISK MANAGEMENT ACTIVITIES

WPS uses derivative instruments to manage commodity costs.  None of these derivatives are designated as hedges for accounting purposes.  The derivatives include a limited number of natural gas purchase contracts, financial derivative contracts (NYMEX futures and options), and financial transmission rights (FTRs) used by the electric utility segment to manage electric transmission congestion costs.  The NYMEX futures and options were used by both the electric and natural gas utility segments to mitigate the risks associated with the market price volatility of natural gas costs and the costs of gasoline and diesel fuel used by WPS’s utility vehicles.

		Assets		Liabilities
(Millions)	Balance Sheet Presentation	September 30 2009	December 31 2008	September 30 2009	December 31 2008
Non-hedge derivatives
Commodity contracts	Current	$9.6	$7.3	$6.2	$12.8
Commodity contracts	Other Long-term	-	-	-	0.2
Total		$9.6	$7.3	$6.2	$13.0

Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

Derivative instruments are entered into in accordance with the terms of the risk management plans approved by WPS's Board of Directors and by the PSCW or the MPSC.  Most energy-related physical and financial derivatives at WPS qualify for regulatory deferral.  These derivatives are marked to fair value; the resulting risk management assets are offset with regulatory liabilities or decreases to regulatory assets, and risk management liabilities are offset with regulatory assets or decreases to regulatory liabilities.  Management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be refunded to or collected from customers in rates.

The table below shows the unrealized gains (losses) recorded related to derivatives at WPS.

(Millions)	Financial Statement Presentation	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Commodity contracts	Balance Sheet – Regulatory assets (current)	$8.4	$6.7
Commodity contracts	Balance Sheet – Regulatory assets (long-term)	0.2	0.1
Commodity contracts	Balance Sheet – Regulatory liabilities (current)	(4.9)	2.7
Commodity contracts	Income Statement – Natural gas purchased for resale	0.1	0.3

At September 30, 2009, WPS had the following notional volumes of outstanding derivative contracts:

Commodity	Purchases	Other Transactions
Natural gas (millions of therms)	47.4	N/A
FTRs (millions of kilowatt-hours)	N/A	7,497.4
Petroleum products (barrels)	8,804	N/A

FASB ASC 815-10-45 provides the option to present certain asset and liability derivative positions net on the balance sheet and to net the related cash collateral against these net derivative positions.  WPS elected not to net these items in its Condensed Consolidated Balance Sheets.  The following table shows WPS's cash collateral positions:

(Millions)	September 30, 2009	December 31, 2008
Cash collateral provided to others	$4.4	$13.1

On the Condensed Consolidated Balance Sheets, cash collateral provided to others is included in accounts receivable and accrued unbilled revenues.

NOTE 4--SHORT-TERM DEBT AND LINES OF CREDIT

WPS's short-term borrowings consist of sales of commercial paper and short-term notes.

(Millions, except percentages)	September 30, 2009	December 31, 2008
Commercial paper outstanding	-	$50.0
Average discount rate on outstanding commercial paper	-	5.27%
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on outstanding short-term notes payable	0.21%	1.86%

WPS manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to the short-term debt, lines of credit, and remaining available capacity of WPS.

(Millions)	Maturity	September 30, 2009	December 31, 2008
Revolving credit facility (1)	6/02/10	$115.0	$115.0
Revolving short-term notes payable (2)	5/13/10	10.0	10.0
Total short-term credit capacity		125.0	125.0

Less:
Letters of credit issued inside credit facilities		4.7	3.8
Loans outstanding under credit agreements and notes payable		10.0	10.0
Commercial paper outstanding		-	50.0
Available capacity under existing agreements		$110.3	$61.2

(1)	Provides support for WPS's commercial paper borrowing program.

(2)	This note is renewed every six months and is used for general corporate purposes.

At September 30, 2009, WPS was in compliance with all financial covenants related to outstanding short-term debt.  WPS's revolving credit agreement contains financial and other covenants, including, but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.

NOTE 5--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of WPS through
September 30, 2009.  All asset retirement obligations are recorded as other long-term liabilities on the Condensed Consolidated Balance Sheets.

(Millions)
Asset retirement obligations at December 31, 2008	$9.0
Accretion	0.4
Asset retirement obligations at September 30, 2009	$9.4

NOTE 6--INCOME TAXES

WPS's effective tax rate for the three and nine months ended September 30, 2009, was 35.0% and 35.1%, respectively.  The effective tax rate for WPS for the three and nine months ended September 30, 2008, was 36.2% and 35.7%, respectively.

WPS calculates its provision for income taxes based on an interim effective tax rate that reflects its projected annual effective tax rate before certain discrete items.

For the three and nine months ended September 30, 2009, the liability for uncertain tax positions increased $8.7 million and $8.4 million, respectively, due primarily to the results of IRS examinations.

NOTE 7--COMMITMENTS AND CONTINGENCIES

Commodity Purchase Obligations and Purchase Order Commitments

WPS routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  WPS has obligations to distribute and sell electricity and natural gas to customers and expects to recover costs related to these obligations in future customer rates.

The obligations described below are as of September 30, 2009.

●
WPS's electric utility segment has obligations related to coal supply and transportation that extend through 2016 and total $352.0 million, obligations of $1,239.9 million for either capacity or energy related to purchased power that extend through 2027, and obligations for other commodities totaling $13.5 million, which extend through 2013.

●	WPS's natural gas utility segment has obligations related to natural gas supply and transportation contracts totaling $444.9 million, some of which extend through 2024.
●	WPS also has commitments in the form of purchase orders issued to various vendors, which totaled $278.3 million and relate to normal business operations, including construction projects.

Environmental

EPA Section 114 Request

Weston and Pulliam Plants:
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

To date, the EPA has not responded to the 2001 and 2002 filings made by WPS.  However, in March 2008, a data request was received from the EPA seeking information related to operations and projects for the Pulliam and Weston coal-fired boilers from January 2000 to the present.  WPS submitted its response in April 2008.  In July 2009, WPS received an inquiry requesting clarification with respect to documents provided in the April 2008 response and the response has been submitted.  In August 2009, WPS received a data request seeking further information on two specific projects at Pulliam and four at Weston.  The response has been submitted.

Columbia Plant:
In 2000 and 2002, Wisconsin Power and Light Company (WP&L) received a similar series of EPA information requests relating to work performed on certain coal-fired boilers and related equipment at the Columbia generation station (a facility located in Portage, Wisconsin, jointly owned by WP&L, Madison Gas and Electric Company (MG&E), and WPS).  WP&L is the operator of the plant and is responsible for responding to governmental inquiries relating to the operation of the facility.  WP&L filed its response for the Columbia facility in July 2002.

To date, the EPA has not responded to the 2002 filing made by WP&L.  In December 2008, WP&L received an additional data request and has submitted its response.  On October 10, 2009, WPS, along with its co-owners, received from the Sierra Club, a Notice of Intent to file a civil lawsuit based on allegations that major modifications were made at the Columbia generation station without complying with the Prevention of Significant Deterioration (PSD) and Title V operating permit requirements of the Clean Air Act.  The allegations suggest that PSD permits that imposed Best Available Control Technology limits on emissions from the facilities should have been obtained for both the Columbia generation station, which is jointly owned by WP&L, MG&E and WPS and operated by WP&L, and another generation station solely owned by WP&L.  WPS is reviewing the allegations but is currently unable to predict the impact of the allegations on its financial position or results of operations.

Settlements with Other Utilities:
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

In addition, under the Clean Air Act, citizen groups may pursue a claim.  Except as noted above for the Columbia plant, WPS has no notice of such a claim based on the information submitted to the EPA.

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

In December 2008, an NOV was issued to WPS by the WDNR alleging various violations of the air permits for Weston 4, as well as Weston 1 and 2.  The alleged violations include an exceedance of the carbon monoxide and volatile organic compound limits at Weston 4, exceedances of the hourly sulfur dioxide limit in ten three-hour periods during startup/shutdown and during one separate event at Weston 4, and two that address baghouse operation at Weston 1 and 2.  On July 22, 2009, an NOV was issued to WPS by the WDNR alleging violations of the opacity limits during two six-minute periods (one each at Weston 2 and 4) and of the sulfur dioxide average limit during one three-hour period at Weston 4. An NOV was issued to WPS in September 2009 relating to one event involving baghouse operation at Weston 1 and 2 that occurred in December 2008.  Corrective actions have been taken for the events in the three NOVs.  An enforcement conference was held on January 7, 2009, for the December 2008 NOV and on August 26, 2009, for the July 2009 NOV.  Discussions with the WDNR on the severity classification of the events continue.  Management believes it is likely that the WDNR will refer the NOVs to the state Justice Department for enforcement.  Management does not believe that these matters will have a material adverse impact on the financial position or results of operations of WPS.

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

Columbia Air Permit

The renewal of the Title V air permit for the Columbia generation station, jointly owned by WP&L, MG&E, and WPS and operated by WP&L, was issued by the WDNR on September 2, 2008.  On October 8, 2009, the EPA issued an order objecting to the Title V air permit.  The order responds to a petition filed by the Sierra Club and determined that a project in 2006 to replace the economizer, final superheater, and related components on Unit 1 should have been permitted as a “major modification.”  The order directs the WDNR to resolve the EPA’s objections within 90 days and “terminate, modify, or revoke and reissue” the Title V permit accordingly.  It is not known how the WDNR will respond to the order.

Mercury and Interstate Air Quality Rules

Mercury

The State of Wisconsin revised the state mercury rule, Chapter NR 446.  Phase I of the revised rule requires a 40% reduction from the 2002 through 2004 baseline mercury emissions, beginning January 1, 2010, through the end of 2014.  Beginning in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90%.  Reductions can be phased in and the 90% target can be delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined by the Best Available Control Technology rule.  WPS estimates capital costs of approximately $25 million for Phase I, which includes estimates for both wholly owned and jointly owned plants, to achieve the required reductions.  The capital costs are expected to be recovered in future rate cases.  Following the promulgation of a federal mercury control and monitoring rule by the EPA in 2005, the State of Wisconsin filed suit along with other states in opposition of this rule.  On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit (Court of Appeals) ruled in favor of the petitioners and vacated the federal rule.  In May 2008, the EPA's appeal of the ruling was denied.  The EPA is reviewing options for a new rulemaking.

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

On July 11, 2008, the Court of Appeals issued a decision vacating CAIR and the associated Federal Implementation Plan, putting the status of both CAIR nitrogen oxide allowance programs in doubt.  The EPA requested a rehearing of the decision by the Court of Appeals.  On December 23, 2008, the Court of Appeals reversed the CAIR vacatur and, thereby, CAIR was reinstated.  The Court of Appeals also directed the EPA to address the deficiencies noted in its July 11, 2008 ruling, and the EPA has indicated they expect to issue a draft revised CAIR rule for comment in early 2010.  As a result of the Court of Appeals’ decision, CAIR is in place for 2009 and 2010.  WPS has not acquired any nitrogen oxide allowances for vintage years beyond 2010 other than those allocated by the EPA, and does not expect any material impact as a result of the vacatur and subsequent reinstatement of CAIR.

The reinstatement of CAIR also affected the status of the Best Available Retrofit Technology (BART) rule, which is a rule that addresses regional haze and visibility.  The WDNR is evaluating whether air quality improvements under CAIR will be adequate to demonstrate compliance with BART.

For planning purposes, it is still assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units.  The installation of any controls will need to be scheduled as part of WPS's long-term maintenance plan for its existing units.  As such, controls may need to be installed before 2015. On a preliminary basis, and assuming controls are still required, WPS estimates capital costs of $607 million, which includes estimates for both wholly owned and jointly owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in future rate cases.

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

WPS is responsible for the environmental impacts at ten manufactured gas plant sites located in Wisconsin and Michigan.  All are former regulated utility sites and are being remediated, with costs charged to existing ratepayers at WPS.  WPS estimated and accrued for $73.0 million of future undiscounted investigation and cleanup costs for all sites as of September 30, 2009.  WPS may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  WPS recorded a regulatory asset of $71.8 million, which is net of insurance recoveries received of $19.3 million, related to the expected recovery of both deferred expenditures and estimated future expenditures as of September 30, 2009.  Under current PSCW policies, WPS may not recover carrying costs associated with the cleanup expenditures.

WPS entered into a settlement agreement with the EPA in May 2006, transferring jurisdiction over six of the manufactured gas plant sites from the state to the EPA's Superfund Alternatives Program.  In addition, WPS completed the transfer of the Sheboygan Camp Marina site from state jurisdiction to the EPA in January 2007.  Based on the schedule agreed to with the EPA, an evaluation of prior work done at the sites is conducted prior to addressing future work at these sites.  An evaluation of the Stevens Point, Sheboygan Camp Marina, Manitowoc, and Oshkosh work was conducted by the EPA, and follow-up work is underway.  Review of the prior Marinette work is currently being performed.

WPS is coordinating the investigation and cleanup of its manufactured gas plant sites subject to EPA jurisdiction under what is called a “multi-site” program.  This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and utilization of a consistent approach in selecting remedies.

Three of WPS's manufactured gas plant sites remain under state jurisdiction.  Of these, work is substantially complete at the Sheboygan-Wildwood and Menominee, Michigan sites.  The analysis of remedial options for the Wausau site is underway, and discussions with WDNR regarding these options are ongoing.

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

Greenhouse Gases

There is increasing concern over the issue of climate change and the effect of greenhouse gas emissions, in particular from the combustion of fossil fuels.  WPS is evaluating both the technical and cost implications which may result from future state, regional, or federal greenhouse gas regulatory programs.  This evaluation indicates that it is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for WPS and its customers.  The greatest impact is likely to be on fossil fuel-fired generation, with a less significant impact on natural gas storage and distribution operations.  Efforts are underway within the utility industry to find a feasible method for capturing carbon dioxide from pulverized coal-fired units and to develop cleaner ways to burn coal.  The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues.  Recently, efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions (such as the Waxman-Markey bill, which passed the U.S. House of Representatives, and the Kerry-Boxer draft bill which is currently being debated in the U.S. Senate), and to create national renewable portfolio standards.  In addition, in April 2009, the EPA declared carbon dioxide and several other greenhouse gases to be a danger to public health and welfare, which is the first step towards the EPA potentially regulating greenhouse gases under the Clean Air Act.  A risk exists that such legislation or regulation will increase the cost of energy.  However, WPS believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by WPS will be recoverable in rates.  WPS will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

NOTE 8--GUARANTEES

The following table shows outstanding guarantees at WPS:

(Millions)	Total Amounts Committed at September 30, 2009	Expiration Less Than 1 Year
Standby letters of credit (1)	$4.8	$4.8
Other guarantees (2)	0.7	0.7
Total guarantees	$5.5	$5.5

(1)
At WPS's request, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to WPS.  These amounts are not reflected on the Condensed Consolidated Balance Sheets.

(2)
Includes (1) a liability related to WPS's agreement to indemnify Dominion Energy Kewaunee, Inc. for certain costs arising from the resolution of design basis documentation issues incurred prior to the Kewaunee nuclear power plant's scheduled maintenance period in 2009.  As of September 30, 2009, WPS had paid $8.7 million to Dominion Energy Kewaunee, Inc. related to this guarantee, reducing the liability to $0.2 million.  WPS expects to make payments for the entire remaining liability amount by December 31, 2009; and (2) $0.5 million issued for workers compensation coverage in Michigan.

NOTE 9--EMPLOYEE BENEFIT PLANS

The following table shows the components of WPS's net periodic benefit costs:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$2.6	$2.7	$7.7	$8.0	$1.5	$1.3	$4.3	$4.1
Interest cost	9.5	8.8	28.5	26.3	3.5	3.1	10.6	9.3
Expected return on plan assets	(9.8)	(11.2)	(29.5)	(33.3)	(3.5)	(3.4)	(10.5)	(10.3)
Amortization of transition obligation	-	-	-	-	0.1	0.1	0.2	0.2
Amortization of prior service cost (credit)	1.1	1.1	3.4	3.4	(0.9)	(0.8)	(2.7)	(2.6)
Amortization of net actuarial loss (gain)	0.2	0.1	0.8	0.3	-	(0.3)	0.1	(0.7)
Net periodic benefit cost	$3.6	$1.5	$10.9	$4.7	$0.7	$-	$2.0	$-

WPS records transition obligations, prior service costs (credits), and net actuarial losses (gains) that have not yet been recognized as a component of net periodic benefit cost as net regulatory assets.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the nine months ended September 30, 2009, $1.0 million of contributions were made to the pension plan and $0.2 million of contributions were made to the other postretirement benefit plans.  WPS expects to contribute $3.9 million to its pension plan and $9.0 million to its other postretirement benefit plans during the remainder of 2009.

NOTE 10--FAIR VALUE

Fair Value Measurements

The following tables show WPS's assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	September 30, 2009
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets	$1.3	$-	$8.3	$9.6
Risk management liabilities	3.5	-	2.7	6.2

	December 31, 2008
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets	$0.4	$0.1	$6.8	$7.3
Risk management liabilities	8.8	0.1	4.1	13.0

The determination of the fair values incorporates various factors required under the Fair Value Measurements and Disclosures Topic of the FASB ASC.  These factors include not only the credit standing of the counterparties involved, but also the impact of WPS's nonperformance risk on its liabilities.

The risk management assets and liabilities listed in the tables include NYMEX futures and options, financial contracts used to manage transmission congestion costs in the MISO market, and a small number of natural gas purchase contracts accounted for as derivatives under the Derivatives and Hedging Topic of the FASB ASC.  NYMEX contracts are valued using the NYMEX end-of-day settlement price, which is a Level 1 input.  Natural gas purchase contracts are valued using prices for similar contracts at the reporting date, which is a Level 2 input.  The valuation for financial transmission rights is derived from historical data from MISO, which is considered a Level 3 input.  For more information on WPS's derivative instruments, see Note 3, "Risk Management Activities."

The following table sets forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2009	2008	2009	2008
Balance at the beginning of period	$8.4	$8.2	$2.7	$8.6
Net realized gain (loss) included inearnings	(0.1)	2.5	(1.9)	9.9
Net unrealized gain (loss) recorded asregulatory assets or liabilities	(2.1)	(1.7)	4.1	(6.8)
Net purchases and settlements	(0.6)	(3.7)	0.7	(6.4)
Balance at the end of period	$5.6	$5.3	$5.6	$5.3

Unrealized gains and losses on financial transmission rights are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings.  Realized gains and losses on financial transmission rights, as well as the related transmission congestion costs, are recorded in purchased power on the Condensed Consolidated Statements of Income.

Fair Value of Financial Instruments

The following table shows the financial instruments included on WPS's Condensed Consolidated Balance Sheets that are not recorded at fair value.

	September 30, 2009		December 31, 2008
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$870.9	$921.0	$870.8	$881.2
Preferred stock	51.2	46.4	51.2	46.1

The fair values of long-term debt are estimated based on the quoted market price for the same or similar issues, or on the current rates offered to WPS for debt of the same remaining maturity.  The fair values of preferred stock are estimated based on quoted market prices when available, or by using a perpetual dividend discount model.

Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and outstanding commercial paper, the carrying amounts approximate fair value.

NOTE 11--MISCELLANEOUS INCOME

WPS's total miscellaneous income was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2009	2008	2009	2008
Equity portion of AFUDC	$1.6	$1.9	$4.0	$3.1
Weston 4 ATC interconnection agreement	-	-	-	2.5
Equity earnings on investments	2.7	3.9	8.4	9.1
Other	0.2	0.3	1.3	2.0
Total miscellaneous income	$4.5	$6.1	$13.7	$16.7

NOTE 12--REGULATORY ENVIRONMENT

Wisconsin

2010 Rate Case Re-opener

On May 1, 2009, WPS filed an application with the PSCW to adjust its 2010 retail electric and natural gas rates by $63.3 million for increased costs primarily related to construction of the Crane Creek wind project, pension and benefits, transmission, environmental control, and Wisconsin's Focus on Energy program, offset by production tax credits from the Crane Creek wind project and reductions in fuel and purchased power costs.  On September 9, 2009, the PSCW Staff recommended an electric rate increase of $22.1 million and a natural gas rate increase of $11.1 million.  On September 21, 2009, WPS and the PSCW Staff proposed a refund to customers in 2010 of 2008 and 2009 electric fuel cost over-collections, which would offset the electric rate increase requested for 2010.  A final order is expected by the end of 2009.

2009 Rates

On April 23, 2009, the PSCW made the 2009 fuel cost recovery subject to refund, effective April 25, 2009, as actual and projected fuel costs for the remainder of the year are estimated to be below the 2% fuel window.  As of September 30, 2009, WPS recorded a liability of $17.1 million related to this refund.

On December 30, 2008, the PSCW issued a final written order for WPS authorizing no change in retail electric rates from the fuel surcharge adjusted rates authorized effective July 4, 2008, and a $3.0 million decrease in retail natural gas rates.  The PSCW also approved a decoupling mechanism as a four-year pilot program.  The mechanism allows WPS to defer and recover or refund in future rate proceedings all or a portion of the differences between the actual and authorized margin per customer impact of variations in volumes.  The annual deferral or refund is limited to $14.0 million for electric service and $8.0 million for natural gas service.  The mechanism does not adjust for changes in volume resulting from changes in customer count and also does not cover large commercial and industrial customers.

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

WPS was granted recovery of $0.4 million of the requested $0.5 million of replacement purchased power costs from the Michigan retail jurisdiction through the annual Power Supply Cost Recovery Plan.

Michigan

2008 Rates

On December 4, 2007, the MPSC issued a final written order authorizing WPS a retail electric rate increase of $0.6 million, effective December 5, 2007.  WPS's last retail electric rate increase in Michigan was in July 2003.  The new rates reflect a 10.6% return on common equity and a common equity ratio of 56.4% in its regulatory capital structure.

NOTE 13--SEGMENTS OF BUSINESS

At September 30, 2009, WPS reported three segments.  WPS manages its reportable segments separately due to their different operating and regulatory environments.  Its principal business segments are the regulated electric utility operations and the regulated natural gas utility operations.  The Other segment includes nonutility activities, including equity earnings from WPS's investments in WRPC and WPS Investments, LLC, which holds an interest in ATC.

The tables below present information for the respective periods pertaining to WPS’s reportable segments:

	Regulated Utilities
Segments of Business (Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated

Three Months Ended
September 30, 2009
Operating revenues	$313.6	$37.5	$351.1	$0.5	$(0.4)	$351.2
Depreciation and amortization expense	20.9	5.7	26.6	0.1	(0.1)	26.6
Miscellaneous income	1.7	0.1	1.8	2.8	(0.1)	4.5
Interest expense	9.4	2.7	12.1	1.7	-	13.8
Provision (benefit) for income taxes	21.3	(3.3)	18.0	0.6	(0.1)	18.5
Preferred stock dividend requirements	0.5	0.2	0.7	-	-	0.7
Net income (loss) attributed to common shareholder	38.2	(5.2)	33.0	0.6	-	33.6

Three Months Ended
September 30, 2008
Operating revenues	$346.3	$62.9	$409.2	$0.4	$(0.4)	$409.2
Depreciation and amortization expense	20.1	5.3	25.4	0.1	(0.1)	25.4
Miscellaneous income	1.7	0.8	2.5	3.6	-	6.1
Interest expense	7.8	2.7	10.5	0.4	-	10.9
Provision (benefit) for income taxes	30.0	(1.7)	28.3	0.8	-	29.1
Preferred stock dividend requirements	0.6	0.1	0.7	-	-	0.7
Net income (loss) attributed to common shareholder	49.8	(1.8)	48.0	2.6	-	50.6

	Regulated Utilities
Segments of Business (Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated

Nine Months Ended
September 30, 2009
Operating revenues	$900.9	$286.1	$1,187.0	$1.1	$(1.1)	$1,187.0
Depreciation and amortization expense	62.8	16.9	79.7	0.4	(0.4)	79.7
Miscellaneous income	3.7	0.6	4.3	9.5	(0.1)	13.7
Interest expense	28.9	8.0	36.9	3.4	-	40.3
Provision for income taxes	47.3	10.9	58.2	1.3	(0.1)	59.4
Preferred stock dividend requirements	1.8	0.5	2.3	-	-	2.3
Net income attributed to common shareholder	85.8	16.8	102.6	5.0	-	107.6

Nine Months Ended
September 30, 2008
Operating revenues	$924.7	$387.1	$1,311.8	$1.1	$(1.1)	$1,311.8
Depreciation and amortization expense	57.6	15.7	73.3	0.4	(0.4)	73.3
Miscellaneous income	5.4	1.5	6.9	9.8	-	16.7
Interest expense	23.4	8.5	31.9	1.8	-	33.7
Provision for income taxes	42.8	13.2	56.0	1.9	-	57.9
Preferred stock dividend requirements	1.6	0.7	2.3	-	-	2.3
Net income attributed to common shareholder	75.6	19.7	95.3	6.7	-	102.0

NOTE 14--NEW ACCOUNTING PRONOUNCEMENTS

FASB Staff Position (FSP) No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," (now incorporated as part of FASB ASC 715-20) was issued in December 2008.  This amendment to previously existing GAAP requires additional disclosures about plan assets.  These disclosures include:  a description of investment policies and strategies, disclosure of the fair value of each major category of plan assets, information about the fair value measurements of plan assets, and disclosures about significant concentrations of risk in plan assets.  This guidance is effective for WPS for the reporting period ending December 31, 2009, and will result in expanded disclosures related to postretirement benefit plan assets.

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

SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162,” was issued in June 2009.  This statement creates two levels of GAAP: authoritative and nonauthoritative, and replaces the old GAAP hierarchy found in SFAS No. 162.  In addition, this statement establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles for GAAP and clarifies that rules and interpretations of the SEC are also authoritative GAAP for SEC registrants.  SFAS No. 168 was effective for WPS for the reporting period ending September 30, 2009.  This standard changed the way GAAP is referenced throughout WPS’s disclosures but did not have an impact on WPS’s results of operations or financial position.

Accounting Standards Update (ASU) 2009-5, “Measuring Liabilities at Fair Value,” was issued in August 2009.  This amendment to the FASB Accounting Standards CodificationTM provides additional guidance for measuring the fair value of a liability under FASB ASC 820, “Fair Value Measurements and Disclosures.”  Under this amendment, when there is a lack of observable market information the fair value of a liability should be measured using a quoted price for an identical or similar liability when traded as an asset, or another valuation technique consistent with the principles found in FASB ASC 820.  If a liability is restricted from being traded, entities are not required to include separate inputs or adjustments to inputs in the valuation related to the existence of that restriction.  This guidance is effective for WPS for the reporting period ending December 31, 2009.  Management does not expect the adoption to have a significant impact on WPS’s consolidated financial statements.

ASU 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” was issued in September 2009.  This guidance permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share if that value is calculated in accordance with the principles of FASB ASC 946, “Financial Services – Investment Companies,“ as of the entity’s measurement date.  This guidance also requires additional disclosures about the attributes of investments within the scope of the amendments.  This guidance is effective for the reporting period ending December 31, 2009.  Management is currently evaluating the impact that the adoption will have on WPS’s consolidated financial statements.

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

Strategic Overview

The focus of WPS's business plan is the creation of long-term value for Integrys Energy Group's shareholders and WPS's customers through growth, operational excellence, customer focus, asset management, risk management, and the continued emphasis on safe, reliable, competitively priced, and environmentally sound energy and energy related services.

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

•	The investment of approximately $80 million to connect WPS's natural gas distribution system to the Guardian II natural gas pipeline completed in February 2009.

•	WPS's purchase of the 99-megawatt Crane Creek wind generation project constructed in Howard County, Iowa, which is expected to be operational in the fourth quarter of 2009.

For more detailed information on WPS's capital expenditure program, see "Liquidity and Capital Resources, Capital Requirements."

Integrating Resources to Provide Operational Excellence and Customer Focus – WPS is committed to integrating resources and finding the best, most efficient processes while meeting all applicable regulatory and legal requirements.  Through innovative ideas, embracing change, leveraging individual capabilities and expertise, and utilizing creative solutions to meet and exceed its customers' expectations, WPS strives to provide value to Integrys Energy Group's shareholders and WPS's customers.  WPS believes the following activities have helped, and will continue to help, integrate resources and provide operational excellence and customer focus:

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

Placing Strong Emphasis on Risk Management – WPS's risk management strategy includes the management of market, credit, and operational risks through the normal course of business.  Forward purchases of electric capacity, energy, natural gas, and other commodities allow for opportunities to secure prices in a volatile energy market.  The risk profile related to these instruments is managed in a manner consistent with Integrys Energy Group's risk management policy, which is approved by the Integrys Energy Group Board of Directors.  The Integrys Energy Group Corporate Risk Management Group, which reports through the Chief Financial Officer, provides oversight for WPS.  WPS also implemented formula-based market tariffs to manage risk in the wholesale market.

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

RESULTS OF OPERATIONS

	Three Months Ended		%	Nine Months Ended		%
	September 30		Increase	September 30		Increase
(Millions)	2009	2008	(Decrease)	2009	2008	(Decrease)
Electric utility operations	$38.2	$49.8	(23.3)%	$85.8	$75.6	13.5%
Natural gas utility operations	(5.2)	(1.8)	188.9%	16.8	19.7	(14.7)%
Other operations	0.6	2.6	(76.9)%	5.0	6.7	(25.4)%

Net income attributed to common shareholder	$33.6	$50.6	(33.6)%	$107.6	$102.0	5.5%

Earnings Summary – Third Quarter 2009 Compared with Third Quarter 2008

Net income attributed to common shareholder at WPS decreased $17.0 million, to $33.6 million for the quarter ended September 30, 2009, from $50.6 million for the same quarter in 2008.  Significant factors impacting the change in earnings were as follows (and are discussed in more detail thereafter):

•
Net income attributed to common shareholder at the regulated electric utility segment decreased $11.6 million, from $49.8 million during the quarter ended September 30, 2008, to $38.2 million for the same quarter in 2009.  The decrease was driven by fuel and purchased power costs that were lower than what was recovered in rates during the third quarter of 2008, a decrease in sales volumes primarily due to colder quarter-over-quarter weather during the cooling season, and an increase in operating and maintenance expense, partially offset by higher margin from wholesale customers.

•
The net loss attributed to common shareholder at the regulated natural gas utility segment increased $3.4 million, from $1.8 million during the quarter ended September 30, 2008, to $5.2 million for the same quarter in 2009. The increase in the net loss was driven by lower quarter-over-quarter volumes, attributed to the general economic slowdown, partially offset by a decoupling mechanism which was first effective January 1, 2009.  An increase in operating and maintenance expense also contributed to the higher net loss.

Earnings Summary – Nine Months 2009 Compared with Nine Months 2008

Net income attributed to common shareholder at WPS increased $5.6 million, to $107.6 million for the nine months ended September 30, 2009, from $102.0 million for the same period in 2008.  Significant factors impacting the change in earnings were as follows (and are discussed in more detail thereafter):

•
Net income attributed to common shareholder at the regulated electric utility segment increased $10.2 million, from $75.6 million during the nine months ended September 30, 2008, to $85.8 million for the same period in 2009.  The increase at the regulated electric utility segment was driven by an increase in wholesale margins, fuel and purchased power costs that were lower than what was recovered in rates during the nine months ended September 30, 2009 (compared with fuel and purchased power costs that were higher than what was recovered in rates during the same period in 2008), and a fuel surcharge increase effective July 4, 2008, a portion of which was incorporated into 2009 non-fuel base retail electric rates.  The higher electric margins were partially offset by increases in maintenance expense, depreciation expense related to Weston 4, employee benefit costs, and interest expense.

•
Net income attributed to common shareholder at the natural gas utility segment decreased $2.9 million, from $19.7 million during the nine months ended September 30, 2008, to $16.8 million for the same period in 2009.  The decrease in earnings was a result of lower period-over-period volumes, attributed to the general economic slowdown, partially offset by the positive impact of a change in rate design and a decoupling mechanism, which were first effective January 1, 2009.  An increase in operating and maintenance expense also contributed to the decrease in net income.

Regulated Electric Utility Segment Operations

	Three Months Ended		%	Nine Months Ended		%
	September 30		Increase	September 30		Increase
(Millions, except heating degree days)	2009	2008	(Decrease)	2009	2008	(Decrease)

Revenues	$313.6	$346.3	(9.4)%	$900.9	$924.7	(2.6)%
Fuel and purchased power costs	132.5	152.9	(13.3)%	391.8	454.2	(13.7)%
Margins	181.1	193.4	(6.4)%	509.1	470.5	8.2%

Operating and maintenance expense	82.2	76.9	6.9%	254.7	244.7	4.1%
Depreciation and amortization expense	20.9	20.1	4.0%	62.8	57.6	9.0%
Taxes other than income taxes	10.3	9.9	4.0%	31.5	30.2	4.3%

Operating income	67.7	86.5	(21.7)%	160.1	138.0	16.0%

Miscellaneous income	1.7	1.7	-%	3.7	5.4	(31.5)%
Interest expense	(9.4)	(7.8)	20.5%	(28.9)	(23.4)	23.5%
Other expense	(7.7)	(6.1)	26.2%	(25.2)	(18.0)	40.0%

Income before taxes	$60.0	$80.4	(25.4)%	$134.9	$120.0	12.4%

Sales in kilowatt-hours
Residential	703.0	728.2	(3.5)%	2,075.1	2,110.2	(1.7)%
Commercial and industrial	1,984.1	2,092.3	(5.2)%	5,687.7	6,105.6	(6.8)%
Wholesale	1,313.3	1,285.9	2.1%	3,514.7	3,452.7	1.8%
Other	7.6	7.8	(2.6)%	24.4	26.3	(7.2)%
Total sales in kilowatt-hours	4,008.0	4,114.2	(2.6)%	11,301.9	11,694.8	(3.4)%

Weather
Heating degree days	225	161	39.8%	5,261	5,036	4.5%
Cooling degree days	163	356	(54.2)%	274	460	(40.4)%

Third Quarter 2009 Compared with Third Quarter 2008

Revenues

Regulated electric utility segment revenue decreased $32.7 million, driven by:

•
An approximate $15 million quarter-over-quarter reduction in revenue primarily driven by a refund due to customers related to over-collection of fuel costs.  On April 23, 2009, the PSCW made 2009 fuel cost recovery subject to refund, effective April 25, 2009, as actual and projected fuel costs for the remainder of the year were estimated to be below the 2% fuel window.  See Note 12, "Regulatory Environment," for more information on WPS's fuel window.

•
A 5.2% decrease in commercial and industrial sales volumes and a 3.5% decrease in residential sales volumes, which resulted in an approximate $12 million quarter-over-quarter net decrease in revenue.  The primary drivers of this decrease were:

	-	An approximate $9 million decrease primarily related to colder quarter-over-quarter weather during the cooling season as evidenced by the decrease in cooling degree days.

	-	An approximate $3 million decrease due to lower demand related to changes in commercial and industrial customers’ plant operations, which WPS attributed to the general economic slowdown.

•	An approximate $12 million quarter-over-quarter decrease in opportunity sales driven by lower demand and the availability of lower cost power from the MISO market.

•
These decreases were partially offset by an approximate $7 million quarter-over-quarter increase driven by higher wholesale volumes due to an increase in contracted sales volumes to a large wholesale customer and an increase in the wholesale demand rate, effective January 1, 2009, to recover costs related to Weston 4.

Margins

The regulated electric utility segment margin decreased $12.3 million, driven by:

•
An approximate $11 million quarter-over-quarter decrease in regulated electric utility margin due to fuel and purchased power costs that were approximately $3 million lower than what was recovered in rates during the quarter ended September 30, 2009, compared with fuel and purchased power costs that were approximately $14 million lower than what was recovered in rates during the same quarter in 2008.

•
A 5.2% decrease in commercial and industrial sales volumes and a 3.5% decrease in residential sales volumes, which resulted in an approximate $7 million net decrease in the regulated electric utility segment margin, primarily due to colder quarter-over-quarter weather during the cooling season as evidenced by the decrease in cooling degree days.  It is important to note that the rate order for the four-year pilot program for electric decoupling has an annual $14.0 million cap for the deferral of any excess or shortfall from the rate case authorized margin.  This cap was reached during the second quarter of 2009; therefore, no additional decoupling deferral was allowed in the third quarter of 2009.

•
These decreases were partially offset by an approximate $5 million quarter-over-quarter increase in regulated electric utility margin from wholesale customers related to increases in contracted sales volumes with an existing customer and an increase in the wholesale demand rate, effective January 1, 2009, to recover costs related to Weston 4.

Operating Income

Operating income at the regulated electric utility segment decreased $18.8 million quarter-over-quarter, driven by the $12.3 million decrease in electric margin and a $6.5 million increase in operating expenses.

The increase in operating expenses quarter-over-quarter was the result of:

•	A $3.0 million increase in employee benefit costs.

•
A $2.1 million increase in electric maintenance expenses, primarily related to a greater number of outages at the generation plants in the third quarter of 2009, compared with the same quarter of 2008.

Other Expense

Other expense at the regulated electric utilities increased $1.6 million quarter-over-quarter, driven by a $1.6 million increase in interest expense, primarily related to an increase in long-term borrowings utilized to fund various construction projects, most notably the Crane Creek wind generation project in Iowa.

Nine Months 2009 Compared with Nine Months 2008

Revenues

Regulated electric utility segment revenue decreased $23.8 million, driven by:

•
A 6.8% decrease in commercial and industrial sales volumes and a 1.7% decrease in residential sales volumes, which resulted in an approximate $18 million period-over-period net decrease in revenue, after the impact of decoupling.  The primary drivers of this decrease were:

-
An approximate $25 million period-over-period decrease due to lower demand related to changes in commercial and industrial customers’ plant operations, which WPS attributed to the general economic slowdown.

	-	An approximate $9 million decrease related to colder period-over-period weather during the cooling season as evidenced by the decrease in cooling degree days.

-
These decreases in volumes were partially offset by the $14.0 million impact that decoupling, which went into effect on January 1, 2009, had on WPS's revenue.  Under decoupling, WPS is allowed to defer the difference between its actual margin and the rate case authorized margin recognized from residential and small commercial and industrial customers.  It is important to note that the rate order for this four-year pilot program for electric decoupling has an annual $14.0 million cap for the deferral of any excess or shortfall from the rate case authorized margin.  This cap was reached during the second quarter of 2009; therefore, no additional decoupling deferral is allowed if there are any additional shortfalls from authorized margin for the remainder of the year.

•	An approximate $18 million period-over-period decrease in opportunity sales driven by lower demand and the availability of lower cost power from the MISO market.

•
These decreases were partially offset by an approximate $13 million increase driven by higher wholesale volumes due to an increase in contracted sales volumes to a large wholesale customer and an increase in the wholesale demand rate, effective January 1, 2009, to recover costs related to Weston 4.

Margins

The regulated electric utility segment margin increased $38.6 million, driven by:

•
An approximate $15 million period-over-period increase in regulated electric utility margin from wholesale customers related to increases in contracted sales volumes with an existing customer and an increase in the wholesale demand rate, effective January 1, 2009, to recover costs related to Weston 4.

•
An approximate $14 million period-over-period increase in regulated electric utility margin due to fuel and purchased power costs that were approximately $12 million lower than what was recovered in rates during the period ended September 30, 2009, compared with fuel and purchased power costs that were approximately $2 million higher than what was recovered in rates during the same period in 2008.

•
An approximate $12 million period-over-period increase in regulated electric utility margin from the combined effect of the July 4, 2008 fuel surcharge, a portion of which was incorporated into 2009 non-fuel base retail electric rates, and the year-to-date benefit of the 2008 retail electric rate increase effective January 16, 2008.

•
The increase in regulated electric utility segment margin was partially offset by a 5.5% period-over-period decrease in sales volumes to residential and commercial and industrial customers, which resulted in an approximate $2 million period-over-period net decrease in margin, after the impact of the decoupling mechanism.  The $14.0 million impact of decoupling partially offset the approximate $16 million decrease in margin due to lower sales volumes, which was attributed to the general economic slowdown and colder period-over-period weather during the cooling season.

Operating Income

Operating income at the regulated electric utility segment increased $22.1 million period-over-period, driven by the $38.6 million increase in electric margin, partially offset by a $16.5 million increase in operating expenses.

The increase in operating expenses period-over-period was the result of:

•
An $8.8 million increase in electric maintenance expenses, primarily related to a greater number of outages at the generation plants during the nine months ended September 30, 2009, compared with the same period in 2008.

•	A $5.2 million increase in depreciation and amortization expense, primarily related to Weston 4 being placed in service for accounting purposes in April 2008.

•	A $4.9 million increase in employee benefit costs.

•
These increases were partially offset by a $2.4 million decrease in costs to achieve merger synergies related to Integrys Energy Group's merger with PEC.  The decrease is a result of the majority of the integration work being completed in 2007 and 2008.

Other Expense

Other expense at the regulated electric utilities increased $7.2 million period-over-period, driven by:

•
A $5.5 million increase in interest expense, primarily related to increased long-term borrowings utilized to fund various construction projects, most notably the Crane Creek wind generation project in Iowa.

•	A $2.5 million decrease in interest earned on the transmission facilities WPS funded on ATC's behalf. WPS was reimbursed by ATC for these transmission facilities in April 2008.

Regulated Natural Gas Utility Segment Operations

	Three Months Ended		%	Nine Months Ended		%
	September 30		Increase	September 30		Increase
(Millions, except heating degree days)	2009	2008	(Decrease)	2009	2008	(Decrease)

Revenues	$37.5	$62.9	(40.4)%	$286.1	$387.1	(26.1)%
Natural gas purchased for resale	18.8	42.1	(55.3)%	177.1	276.7	(36.0)%
Margins	18.7	20.8	(10.1)%	109.0	110.4	(1.3)%

Operating and maintenance expense	17.0	15.5	9.7%	51.4	49.4	4.0%
Depreciation and amortization expense	5.7	5.3	7.5%	16.9	15.7	7.6%
Taxes other than income taxes	1.7	1.5	13.3%	5.1	4.7	8.5%

Operating income (loss)	(5.7)	(1.5)	280.0%	35.6	40.6	(12.3)%

Miscellaneous income	0.1	0.8	(87.5)%	0.6	1.5	(60.0)%
Interest expense	(2.7)	(2.7)	-%	(8.0)	(8.5)	(5.9)%
Other expense	(2.6)	(1.9)	36.8%	(7.4)	(7.0)	5.7%

Income (loss) before taxes	$(8.3)	$(3.4)	144.1%	$28.2	$33.6	(16.1)%

Throughput in therms
Residential	12.0	15.5	(22.6)%	165.7	170.8	(3.0)%
Commercial and industrial	9.4	11.9	(21.0)%	96.2	99.7	(3.5)%
Interruptible	1.2	3.6	(66.7)%	5.8	17.1	(66.1)%
Interdepartmental	3.5	5.8	(39.7)%	7.9	24.1	(67.2)%
Transport	66.2	67.6	(2.1)%	246.6	259.1	(4.8)%
Total sales in therms	92.3	104.4	(11.6)%	522.2	570.8	(8.5)%

Weather
Heating degree days	225	161	39.8%	5,261	5,036	4.5%

Third Quarter 2009 Compared with Third Quarter 2008

Revenues

Regulated natural gas utility segment revenue decreased $25.4 million, resulting primarily from:

•	An approximate $17 million decrease in revenue as a result of lower quarter-over-quarter natural gas throughput volumes driven by:

-
An approximate $14 million decrease related to lower residential customer volumes resulting from energy conservation efforts, and lower commercial and industrial customer volumes resulting from lower demand related to changes in plant operations, both of which WPS attributed to the general economic slowdown.

-
An approximate $3 million decrease related to a reduction in volumes sold to the electric utility segment driven by the availability of lower cost power from MISO resulting in a decrease in the need for the electric utility to run its natural gas-fired peaking generation units.

•
An approximate $11 million decrease in revenue as a result of an approximate 49% decrease in the per-unit cost of natural gas sold by the regulated natural gas utility in the third quarter of 2009, compared with the same quarter in 2008.  Prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

-
The net decrease in volumes was partially offset by the approximate $2 million impact that decoupling, which went into effect on January 1, 2009, had on WPS's revenue.  Under decoupling, WPS is allowed to defer the difference between the actual and rate case authorized delivery charge components of margin from certain customers and adjusts future rates in accordance with rules specified by the PSCW.

Margins

The regulated natural gas utility segment margin decreased $2.1 million, driven by an 11.6% decrease in natural gas throughput volumes attributed primarily to the negative impact of the general economic slowdown, partially offset by the positive impact of decoupling that was first effective on January 1, 2009.

Operating Income (Loss)

Operating loss at the regulated natural gas utility increased $4.2 million, driven by the $2.1 million decrease in natural gas margin and a $1.5 million increase in operating and maintenance expense.

The increase in operating and maintenance expense quarter-over-quarter was the result of:

•	A $0.6 million increase in amortization of a regulatory asset related to conservation program initiatives.

•	A combined $0.5 million increase in general and administrative salaries and employee benefit costs.

•	A $0.3 million increase in bad debt expense due to an increase in the number of past due accounts as a result of the general economic slowdown.

Nine Months 2009 Compared with Nine Months 2008

Revenues

Regulated natural gas utility segment revenue decreased $101.0 million, resulting primarily from:

•
An approximate $69 million decrease in revenue as a result of an approximate 29% decrease in the per-unit cost of natural gas sold by the regulated natural gas utility during the nine months ended September 30, 2009, compared with the same period in 2008.  Prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•	An approximate $39 million decrease in revenue as a result of lower period-over-period natural gas throughput volumes driven by:

-
An approximate $29 million decrease related to lower residential customer volumes resulting from energy conservation efforts, and lower commercial and industrial customer volumes resulting from lower demand related to changes in plant operations, all of which WPS attributed to the general economic slowdown.

-
An approximate $16 million decrease related to a reduction in volumes sold to the electric utility segment driven by the availability of lower cost power from MISO resulting in a decrease in the need for the electric utility to run its natural gas-fired peaking generation units.

-
These decreases in revenue were partially offset by an approximate $6 million increase in revenue from colder period-over-period weather during the heating season as evidenced by the 4.5% increase in heating degree days.

•
The decrease in revenue period-over-period was partially offset by an approximate $7 million increase in revenue resulting from the PSCW's final order that approved a new rate design, which incorporates higher volumetric rates and lower fixed customer charges in addition to a decoupling mechanism effective January 1, 2009.  Under decoupling, WPS is allowed to defer the difference between the actual and rate case authorized delivery charge components of margin from certain customers and adjusts future rates in accordance with rules specified by the PSCW.  See Note 12, "Regulatory Environment," for more information on WPS's rates.

Margins

The regulated natural gas utility segment margin decreased $1.4 million, driven by:

•
An 8.5% decrease in natural gas throughput volumes attributed to the negative impact of the general economic slowdown, partially offset by colder period-over-period weather, which resulted in an approximate $4 million decrease in natural gas utility segment margin.  This period-over-period decrease in margin included the positive impact of decoupling that was first effective on January 1, 2009.  The decoupling mechanism includes an annual $8.0 million cap for the deferral of any excess or shortfall from the rate case authorized margin.  Approximately $5 million of additional margin was recognized due to a shortfall from the rate case authorized margin during the nine months ended September 30, 2009.

•	The decrease in margin was partially offset by an approximate $2 million positive period-over-period impact resulting from the change in the rate design for WPS.

Operating Income

Operating income at the regulated natural gas utility decreased $5.0 million period-over-period, driven by a $3.6 million increase in operating expenses and the $1.4 million decrease in natural gas margin.

The increase in operating expense was driven by:

•	A $1.9 million increase in amortization of a regulatory asset related to conservation program initiatives.

•	A $1.2 million increase in depreciation and amortization expense resulting from the natural gas laterals for connection to the Guardian II pipeline that were placed in service in February 2009.

•	A $0.6 million increase in bad debt expense due to an increase in the number of past due accounts as a result of the general economic slowdown.

Other Segment Operations

	Three Months Ended		%	Nine Months Ended		%
	September 30		Increase	September 30		Increase
(Millions)	2009	2008	(Decrease)	2009	2008	(Decrease)

Operating income	$0.1	$0.2	(50.0%)	$0.2	$0.6	(66.7%)
Other income	1.1	3.2	(65.6%)	6.1	8.0	(23.8%)

Income before taxes	$1.2	$3.4	(64.7%)	$6.3	$8.6	(26.7%)

Third Quarter 2009 Compared with Third Quarter 2008

Income before taxes for other segment operations decreased $2.2 million quarter-over-quarter, driven by a $2.1 million decrease in other income.  This decrease was primarily due to a $1.2 million increase in interest expense on deferred compensation plans, as well as a $1.0 million decrease in income from WPS’s ownership in WRPC due to fewer land sales.

Nine Months 2009 Compared with Nine Months 2008

Income before taxes for other segment operations decreased $2.3 million period-over-period, primarily due to a $1.9 million decrease in other income, driven by a $1.7 million increase in interest expense on deferred compensation plans.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Effective Tax Rate	35.0%	36.2%	35.1%	35.7%

Third Quarter 2009 Compared with Third Quarter 2008

The lower effective tax rate for the quarter ended September 30, 2009, compared with the same quarter in 2008, was a result of adjustments required by GAAP to ensure the year-to-date interim effective tax rate reflects the projected annual effective tax rate.

Nine Months 2009 Compared with Nine Months 2008

The lower effective tax rate for the nine months ended September 30, 2009, compared to the same period in 2008, resulted from a lower projected annual effective tax rate based on projected net income in 2009 compared with 2008.

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

Operating Cash Flows

During the nine months ended September 30, 2009, net cash provided by operating activities was $422.0 million, compared with $170.9 million for the same period in 2008.  The $251.1 million period-over-period increase in cash provided by operating activities was driven by:

•
A $211.2 million increase related to lower working capital requirements, primarily due to an $81.9 million period-over-period increase in cash provided by collections on accounts receivable and accrued unbilled revenues, a $92.7 million period-over-period increase in cash provided by inventory activity, and a $53.2 million period-over-period decrease in cash used for accounts payable, all driven by lower period-over-period natural gas prices.  Partially offsetting these changes was the period-over-period change in federal income tax payments.

•	An $82.6 million increase in net income, adjusted for non-cash items, primarily related to an increase in deferred income taxes.

•	A $13.1 million decrease in pension and other postretirement contributions.

•	Partially offsetting these increases in cash provided by operating activities was a $36.1 million decrease in net recoveries of regulatory assets and liabilities.

Investing Cash Flows

Net cash used for investing activities was $206.3 million during the nine months ended September 30, 2009, compared with $109.8 million for the same period in 2008.  The $96.5 million period-over-period increase in net cash used for investing activities was primarily driven by the reimbursement of $99.7 million from ATC related to WPS’s construction of the transmission facilities required to support Weston 4 in the second quarter of 2008, the receipt of $8.5 million in proceeds from the transfer of assets from WPS to IBS in the first quarter of 2008, and a $6.2 million period-over-period increase in cash used to fund capital expenditures (see below).  The increase in net cash used for investing activities was partially offset by the payment of $17.4 million related to WPS’s funding of the construction of the transmission facilities required to support Weston 4 in the first quarter of 2008.

Capital Expenditures

Capital expenditures by business segment for the nine months ended September 30 were:

Reportable Segment (millions)	2009	2008	Change
Electric utility	$191.2	$131.0	$60.2
Natural gas utility	19.2	73.2	(54.0)
WPS consolidated	$210.4	$204.2	$6.2

The increase in capital expenditures at the electric utility segment for the nine months ended September 30, 2009, compared with the same period in 2008, was mainly due to increased costs related to wind generation projects, partially offset by the period-over-period decrease in capital expenditures associated with Weston 4.  The period-over-period decrease in capital expenditures at the natural gas utility segment was mainly due to a decrease in costs related to the construction of natural gas laterals that connected WPS’s natural gas distribution system to the Guardian II natural gas pipeline, which was completed in February 2009.

Financing Cash Flows

Net cash used for financing activities was $180.0 million during the nine months ended September 30, 2009, compared with $40.4 million for the same period in 2008.  The $139.6 million period-over-period increase in cash used for financing activities was primarily driven by the repayment of short-term borrowings during the nine months ended September 30, 2009.  The increase was also attributed to the receipt of $50.0 million in equity contributions from Integrys Energy Group during the nine months ended September 30, 2008, compared to a $15.0 million increase in return of capital from WPS to Integrys Energy Group during the nine months ended September 30, 2009, which drove an overall increase in cash used for financing activities of $65.0 million.  The ability of WPS to repay short-term debt borrowings and to return capital to its parent, Integrys Energy Group, was made possible by the increase in net cash provided by operating activities.

Significant Financing Activities

WPS had no outstanding commercial paper borrowings at September 30, 2009, and $72.0 million at September 30, 2008.  WPS had other outstanding short-term debt of $10.0 million at September 30, 2009, and 2008.

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

On March 5, 2009, Standard & Poor's lowered the issuer credit rating for WPS from "A" to "A-."  According to Standard and Poor's, the downgrade reflects Integrys Energy Group's weak financial measures that do not support an "A" category credit profile.  Standard and Poor's also stated that the downgrade reflects the changes to Integrys Energy Group's business and financial risk profiles.  Standard & Poor's revised Integrys Energy Group's business risk profile to “excellent” from “strong” and changed its financial risk profile to “aggressive” from “intermediate”.  The change in the business risk profile reflected the strategy change with respect to Integrys Energy Services and helped to moderate the downgrade.  Additionally, Standard & Poor's lowered the senior secured debt rating for WPS from "A+" to "A" and the preferred stock rating from "BBB+" to "BBB."

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of WPS, including its subsidiary, as of September 30, 2009.

		Payments Due By Period
(Millions)	Total Amounts Committed	2009	2010-2011	2012-2013	2014 and Thereafter

Long-term debt principal and interest payments (1)	$1,293.0	$12.1	$242.9	$366.2	$671.8
Operating lease obligations	28.0	1.1	6.9	3.3	16.7
Commodity purchase obligations (2)	2,050.3	108.1	657.0	596.8	688.4
Purchase orders (3)	278.3	277.9	0.4	-	-
Pension and other postretirement funding obligations (4)	305.9	13.0	89.3	113.8	89.8
Total contractual cash obligations	$3,955.5	$412.2	$996.5	$1,080.1	$1,466.7

(1)	Represents bonds and notes issued by WPS. WPS records all principal obligations on the balance sheet.

(2)	The costs of commodity purchase obligations are expected to be recovered in future customer rates.

(3)	Includes obligations related to normal business operations and large construction obligations.

(4)	Obligations for certain pension and other postretirement benefit plans cannot reasonably be estimated beyond 2011.

The table above does not reflect payments related to the manufactured gas plant remediation liability of $73.0 million at September 30, 2009, as the amount and timing of payments are uncertain.  See Note 7, "Commitments and Contingencies," for more information about environmental liabilities.  In addition, the table does not reflect any payments for the September 30, 2009, liability related to uncertain tax positions, as the amount and timing of payments are uncertain.  See Note 6, "Income Taxes," for more information about this liability.

Capital Requirements

Estimated construction expenditures for WPS for the three-year period 2009 through 2011 are listed below.

(Millions)
Wind generation projects	$172.6
Electric and natural gas distribution projects	124.8
Environmental projects	92.8
Other projects	144.1
Total capital expenditures	$534.3

All projected capital and investment expenditures are subject to periodic review and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, market volatility, and economic trends.

Capital Resources

As of September 30, 2009, WPS was in compliance with all covenants related to outstanding short-term and long-term debt and expects to be in compliance with all such debt covenants for the foreseeable future.

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

WPS plans to meet its capital requirements for the period 2009 through 2011 primarily through internally generated funds (net of forecasted dividend payments), debt financings, and equity infusions from Integrys Energy Group.  WPS plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes WPS has adequate financial flexibility and resources to meet its future needs.  See "Other Future Considerations," for additional information.

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

The volatility in global capital markets during 2008 led to a reduction in the current market value of WPS's share of long-term investments held in the pension plan benefit trusts sponsored by IBS and the long-term investments held in WPS's other postretirement benefit plan trusts.  The decline in asset value of the plans will likely result in higher pension and other postretirement benefit expenses, and additional future funding requirements.

Customer Usage

Due to the general economic slowdown and the increased focus on energy efficiency, sales volumes excluding the impact of weather have been decreasing at WPS.  In certain jurisdictions, decoupling mechanisms have been implemented, which allow utilities to adjust rates going forward to recover or refund all or a portion of the differences between the actual and authorized margin per customer impact of variations in volumes.  The mechanisms do not adjust for changes in volume resulting from changes in customer count.  The PSCW approved the implementation of decoupling on a four-year trial basis, effective January 1, 2009, for WPS's natural gas and electric residential and small commercial and industrial sales.  This decoupling mechanism includes an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service.  The $14.0 million cap for electric service was reached in the second quarter of 2009.  Therefore, no additional decoupling deferral can be recorded for electric service if there are any additional shortfalls from authorized margin for the remainder of the year.  The decoupling approved by the PSCW does not cover large commercial and industrial customers.

Weston 4 Operating Issue

The supercritical boiler at WPS's Weston 4 power plant experienced several forced outages related to significant oxidation and subsequent exfoliation within the superheater outlet tubes and the reheater.  The additional maintenance costs incurred to date relative to repairing and returning the superheater and reheater to service have been covered by the boiler's manufacturer.  WPS reduced the main steam operating temperature of the boiler to address this issue from a short-term perspective, resulting in reduced output.  The reduced output from Weston 4 required replacement purchased power to meet WPS's supply requirements.  WPS subsequently raised the steam operating temperature back to initial design level.  WPS is reviewing potential long-term solutions to resolve this issue with the boiler manufacturer.

American Recovery and Reinvestment Act of 2009

In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law.  ARRA contains various provisions intended to stimulate the economy.  Included in ARRA are several tax provisions that may affect the company.  Most notably, a provision of ARRA provides WPS with additional opportunities to claim tax deductions for bonus depreciation for certain assets placed in service during 2009, extending the bonus depreciation period established by the Economic Stimulus Act of 2008.  The additional first year deduction for bonus depreciation is estimated to be substantial.  Other provisions of ARRA provide WPS with elections to select among a production tax credit, an investment tax credit, or a federal grant for wind generating facilities that will go into service later in 2009.  WPS currently plans to take production tax credits on power generated by these facilities, but is evaluating the other alternatives mentioned. Integrys Energy Group, on behalf of WPS, submitted a request to the Department of Energy requesting funds under ARRA to be used for smart grid related projects in the areas of advanced metering infrastructure, advanced distribution system management, and meter data management. In October 2009, Integrys Energy Group was informed that its projects were not selected for ARRA funding.

CRITICAL ACCOUNTING POLICIES

WPS has reviewed its critical accounting policies for new critical accounting estimates and other significant changes.  WPS found that the disclosures made in its Annual Report on Form 10-K for the year ended December 31, 2008, are still current and that there have been no significant changes.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

WPS's market risks have not changed materially from the market risks reported in its 2008 Annual Report on Form 10-K.

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

Changes in Internal Control

There were no changes in the internal control over financial reporting of WPS (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.     Legal Proceedings

For information on material legal proceedings and matters related to WPS and its subsidiary, see Note 7, "Commitments and Contingencies."

Item 1A.     Risk Factors

There were no material changes in the risk factors previously disclosed in Part I, Item 1A of WPS’s 2008 Annual Report on Form 10-K, which was filed with the SEC on February 25, 2009.

Item 6.     Exhibits

The documents listed in the Exhibit Index are attached as exhibits or incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: November 4, 2009	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009
Exhibit No.	Description

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

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