Form 10-K
period 2009-12-31
WISCONSIN PUBLIC SERVICE CORP
filed 2010-02-26
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

None.

Number of shares outstanding of each class of common stock, as of February 24, 2010

Common Stock, $4 par value, 23,896,962 shares. Integrys Energy Group, Inc. is the sole holder of Wisconsin Public Service Corporation Common Stock.

DOCUMENT INCORPORATED BY REFERENCE

Definitive proxy statement for the Integrys Energy Group, Inc. Annual Meeting of Shareholders to be held on May 13, 2010, is incorporated by reference into Part III.

WISCONSIN PUBLIC SERVICE CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2009

A.	Management Report on Internal Control over Financial Reporting	40
B.	Report of Independent Registered Public Accounting Firm	41
C.	Consolidated Statements of Income	43
D.	Consolidated Balance Sheets	44

i

Acronyms Used in this Annual Report on Form 10-K

AFUDC	Allowance For Funds Used During Construction
ASC	Accounting Standards Codification
ATC	American Transmission Company LLC
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	United States Generally Accepted Accounting Principles
IBS	Integrys Business Support, LLC
IRS	United States Internal Revenue Service
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Michigan Public Service Commission
N/A	Not Applicable
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PGL	The Peoples Gas Light and Coke Company
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
WDNR	Wisconsin Department of Natural Resources
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

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

Forward-looking statements involve a number of risks and uncertainties.  Some risks that could cause results to differ from any forward-looking statement include those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2009.  Other factors include:

●	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting WPS;
●
The impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric and natural gas utility industries, changes in environmental and other regulations, including but not limited to, greenhouse gas emissions, energy efficiency mandates, renewable energy standards, and reliability standards, and changes in tax and other laws and regulations to which WPS and its subsidiary are subject;

●
Current and future litigation and regulatory investigations, enforcement actions or inquiries, including but not limited to, manufactured gas plant site cleanup, third-party intervention in permitting and licensing projects, and compliance with Clean Air Act requirements at generation plants;

●	The impacts of changing financial market conditions, credit ratings, and interest rates on the liquidity and financing efforts of WPS and its subsidiary;
●	The risks associated with changing commodity prices (particularly natural gas and electricity) and the available sources of fuel and purchased power, including their impact on margins;
●	Resolution of audits or other tax disputes with the IRS, Wisconsin Department of Revenue, Michigan Department of Treasury, or other revenue agencies;
●	The effects, extent, and timing of additional competition or regulation in the markets in which WPS and its subsidiary operate;
●	Investment performance of employee benefit plan assets and the related impact on future funding requirements;
●	Changes in technology, particularly with respect to new, developing, or alternative sources of generation;
●	Effects of and changes in political and legal developments, as well as economic conditions and the related impact on customer demand;
●	Potential business strategies, including acquisitions and construction or disposition of assets or businesses, which cannot be assured to be completed timely or within budgets;
●	The direct or indirect effects of terrorist incidents, natural disasters, or responses to such events;
●
The effectiveness of risk management strategies, the use of financial and derivative instruments, and the ability to recover costs from customers in rates associated with the use of those strategies and financial instruments;

●	The risk of financial loss, including increases in bad debt expense, associated with the inability of WPS's and its subsidiary's counterparties, affiliates, and customers to meet their obligations;
●
Customer usage, weather and other natural phenomena, in particular the effect of weather on natural gas and electricity sales after certain limits have been exceeded under the decoupling mechanisms at WPS;

●	Contributions to earnings by non-consolidated equity method and other investments, which may vary from projections;
●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by WPS and/or Integrys Energy Group from time to time with the SEC.

Except to the extent required by the federal securities laws, WPS and its subsidiary undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.  BUSINESS

A.  GENERAL

References to "Notes" are to the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

WPS, a Wisconsin corporation, began operations in 1883.  WPS is a regulated electric and natural gas utility serving an approximate 11,000 square mile service territory in northeastern Wisconsin and an adjacent portion of Michigan's Upper Peninsula.  In 2009, electric revenues accounted for 75.0% of total WPS revenues, while natural gas revenues accounted for 25.0% of total WPS revenues.

WPS is a wholly owned subsidiary of Integrys Energy Group, Inc.

For financial information regarding WPS’s revenues, net income attributed to common shareholder, and total assets for regulated electric and natural gas operations, see Note 21, "Segments of Business."  For financial information about WPS’s reportable segments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations."

B.  REGULATED ELECTRIC UTILITY OPERATIONS

WPS's regulated electric utility operations generate and distribute electric energy to approximately 437,000 residential, commercial and industrial, wholesale, and other customers in northeastern Wisconsin and a small portion of Michigan's Upper Peninsula.  Wholesale electric service is provided to various customers, including municipal utilities, electric cooperatives, energy marketers, other investor-owned utilities, and municipal joint action agencies.

In 2009, WPS reached a firm net design peak of 2,264 megawatts (MW) on June 24.  At the time of this summer peak, WPS's total firm resources (i.e., generation plus firm purchases) totaled 3,196 MW.  As a result of continually reaching demand peaks in the summer months, primarily due to air conditioning load, the summer period is the most relevant for WPS's regulated electric utility capacity.  The PSCW requires WPS to maintain a planning reserve margin above its projected annual peak demand forecast to help ensure reliability of electric service to its customers.  WPS expects future supply reserves to meet the minimum planning reserve margin criteria through 2010.  The PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten), and the short-term (planning year one) reserve margin for Wisconsin utilities follows the planning reserve margin established by MISO under Module E of its Open Access Transmission and Energy Markets Tariff. The MPSC has not established minimum guidelines for future supply reserves.

WPS had adequate capacity through company-owned generation units and purchased power contracts to meet all firm electric load obligations during 2009 and expects to have adequate capacity to meet all obligations during 2010.

Facilities

For a complete listing of WPS's electric utility facilities, see Item 2, "Properties."  For WPS's utility plant asset book value, see Note 4, "Property, Plant, and Equipment."

Electric Supply

WPS is a member of MISO, a FERC-approved, independent, non-profit organization, which operates a financial and physical electric wholesale market in the Midwest.  WPS offers its generation and bids its customer load into the MISO market.  MISO evaluates WPS's and other market participants' energy injections into, and withdrawals from, the system to economically dispatch electricity within the system.  MISO settles the participants' offers and bids based on locational marginal prices, which are market-driven values based on the specific time and location of the purchase and/or sale of energy.

Electric Generation and Supply Mix

The sources of WPS's electric utility supply were as follows:

(Millions)
Energy Source (kilowatt-hours)	2009	2008
Company-owned generation units
Coal	8,974.3	9,570.9
Natural gas, fuel oil, and tire derived	63.5	196.9
Hydroelectric	161.1	196.6
Wind	46.4	17.8
Total company-owned generation units	9,245.3	9,982.2
Purchased power contracts
Nuclear (Kewaunee Power Station)	2,663.9	2,656.8
Natural gas (Fox Energy Center, LLC and Combined Locks Energy Center, LLC)	673.7	699.5
Hydroelectric	569.5	369.4
Wind	136.9	109.0
Other	571.1	167.8
Total purchased power contracts	4,615.1	4,002.5
Purchased power from MISO	1,740.5	1,871.7
Total purchased power	6,355.6	5,874.2
Opportunity sales
Sales to MISO	(421.7)	(478.6)
Net sales to other	(373.6)	(276.8)
Total opportunity sales	(795.3)	(755.4)
Total WPS electric utility supply	14,805.6	15,101.0

Fuel Costs

The cost of fuel per generation of one million British thermal units (Btus) was as follows:

Fuel Type	2009	2008
Coal	$1.94	$1.78
Natural gas	6.73	9.74
Fuel oil	28.88	15.21

Coal Supply

Coal is the primary fuel source for WPS's regulated electric generation facilities, the majority of which is purchased from Powder River Basin mines located in Wyoming.  This low sulfur coal has been WPS's lowest cost coal source from any of the subbituminous coal-producing regions in the United States.  WPS's regulated fuel portfolio strategy is to maintain a 25- to 40-day supply of coal at each plant site.

Historically, WPS has purchased coal directly from the producer for its wholly owned plants.  Wisconsin Power and Light purchases coal for the jointly owned Edgewater and Columbia plants and is reimbursed by WPS for its share of the coal costs.  At December 31, 2009, WPS had coal transportation contracts in place for 90% of its 2010 coal transportation requirements.  For more information on coal purchases and coal deliveries under contract, see Note 12, "Commitments and Contingencies."

Power Purchase Agreements

WPS enters into short-term and long-term power purchase agreements to meet a portion of its electric energy supply needs.  The most significant of these is an agreement through 2013 with Dominion Energy Kewaunee, LLC to purchase energy and capacity from the Kewaunee Power Station consistent with volumes available when WPS owned the facility.  For more information on power purchase obligations, see Note 12, "Commitments and Contingencies."

Regulatory Matters

WPS's retail electric rates are regulated by the PSCW and MPSC.  The FERC regulates wholesale electric rates for WPS.  In 2009, retail revenues accounted for 78.1% of total electric revenues, while wholesale revenues accounted for 21.9% of total electric revenues.

The PSCW sets rates through its ratemaking process, which is based upon recovery of operating costs and a return on invested capital.  One of the cost recovery components is fuel and purchased power, which is governed by a fuel window mechanism, as described in Note 1(e), "Summary of Significant Accounting Policies – Revenue and Customer Receivables."  The MPSC and FERC ratemaking processes are similar to those of the PSCW, with the exception of fuel and purchased power, which are recovered on a one-for-one basis.

See Note 20, "Regulatory Environment," for information regarding the rate cases and decoupling mechanisms of WPS.

Hydroelectric Licenses

WPS and WRPC (a company in which WPS has 50% ownership) have long-term licenses from the FERC for all of their hydroelectric facilities.

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

Generally, during the winter months, the purchase price of fuel (natural gas and fuel oil) for generation is heavily influenced by weather and the availability of baseload generation units within the MISO energy market.  Sustained colder than normal weather and unexpected extended generation outages can influence fuel supply and demand, impacting the production costs at WPS's natural gas and oil-fired facilities, as well as natural gas supply commitments under power purchase agreements.  The impact on production costs is partially managed through the WPS Electric Risk Management Plan.

Competition

The retail electric utility market in Wisconsin is regulated by the PSCW.  Retail electric customers currently do not have the ability to choose their electric supplier.  However, in order to increase sales, utilities work to attract new commercial and industrial customers into their service territories.  As a result, there is competition among utilities to keep energy rates low.  Wisconsin utilities have continued to refine regulated tariffs in order to provide the true cost of electric energy to each class of customer by reducing or eliminating rate subsidies among different ratepayer classes.  Although Wisconsin electric energy markets are regulated, utilities still face competition from other energy sources, such as self-generation by large industrial customers and alternative energy sources.

Michigan electric energy markets are open to competition; however, an active competitive market has not yet developed in the Upper Peninsula of Michigan, primarily due to a lack of excess generation and transmission system capacity.

C.  REGULATED NATURAL GAS UTILITY OPERATIONS

WPS provides regulated natural gas utility service to approximately 317,000 residential, commercial and industrial, and transportation customers located in northeastern Wisconsin and adjacent portions of Michigan's Upper Peninsula.

Facilities

For information regarding WPS's regulated natural gas facilities, see Item 2, "Properties."  For information on WPS's utility plant asset book value, see Note 4, "Property, Plant, and Equipment."

Natural Gas Supply

WPS manages portfolios of natural gas supply contracts, storage services, and pipeline transportation services designed to meet its varying customer usage patterns at the lowest reasonable cost.

WPS contracts for fixed-term firm natural gas supplies with various natural gas suppliers each year (in the United States and Canada) to meet the November through March winter period demand of firm system sales customers.  WPS's regulated natural gas supply requirements are met through a combination of physical fixed-price purchases, contracted storage, natural gas call options, and physical index price purchases.  To supplement natural gas supplies and minimize risk, WPS purchases additional natural gas supplies on the monthly spot market through fixed-term firm contracts rather than on the daily spot market.  During periods of colder than normal weather, purchasing natural gas in the daily spot market may be necessary.

WPS contracts with various underground storage service providers for natural gas storage capacity.  Besides providing the ability to manage significant changes in daily natural gas demand, storage also provides WPS with the ability to purchase steady levels of natural gas on a year-round basis, thus lowering supply cost volatility.

For further information on WPS's regulated natural gas supply and transportation contracts, see Note 12, "Commitments and Contingencies."

WPS had adequate capacity to meet all firm natural gas load obligations during 2009 and expects to have adequate capacity to meet all firm obligations during 2010.  WPS forecasts peak-day throughput of 638 thousands of dekatherms (MDth) for the 2009 through 2010 heating season.

The deliveries to customers (including transportation customers) in MDth for WPS's regulated natural gas utility operations were as follows:

(MDth)	2009	2008	2007
Natural gas purchases	40,425	45,315	40,544
Customer-owned natural gas received	33,849	35,428	34,406
Underground storage, net	(149)	(157)	3,543
Contracted pipeline and storage compressor fuel, franchise requirements, and unaccounted-for natural gas	(351)	360	303
Total	73,774	80,946	78,796

Regulatory Matters

Legislation and Regulation at State Level

The natural gas retail rates of WPS are regulated by the PSCW and the MPSC, which have general supervisory and regulatory powers over public utilities in Wisconsin and Michigan, respectively.

Sales are made and services rendered by WPS pursuant to rate schedules on file with the PSCW and MPSC containing various service classifications largely reflecting customers’ different uses and levels of consumption.  In addition to the rate for distribution of natural gas, WPS bills customers on a one-for-one basis through a purchased gas adjustment clause representing prudently incurred costs of delivered natural gas, transportation, and storage services purchased by WPS, as well as gains, losses, and costs incurred under WPS’s hedging program, the amount of which is also subject to PSCW and MPSC authority.  Changes in the cost of natural gas are reflected in both natural gas revenues and natural gas purchases.

WPS is required to provide service and grant credit (with applicable deposit requirements) to customers within its service territories.  WPS is precluded from discontinuing service to residential customers who do not pay their bills during winter moratorium months.  Both federal and state governments have legislation that provides for a limited amount of additional funding for assistance to low-income energy users, including customers of the utilities.

See Note 20, "Regulatory Environment," for more information regarding rate cases and decoupling mechanisms of WPS.

Legislation and Regulation at Federal Level

Most of the natural gas distributed by WPS is transported to its distribution systems by interstate pipelines. The pipelines' services (transportation and storage) are regulated by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978.

Under United States Department of Transportation regulations, the PSCW is responsible for monitoring WPS's safety compliance program for its pipelines under 49 Code of Federal Regulations (CFR) Part 192 (Transportation of Natural and Other Gas by Pipeline: Minimum Federal Safety Standards) and 49 CFR Part 195 (Transportation of Hazardous Liquids by Pipeline).

Other Matters

Seasonality

The natural gas throughput of WPS follows a seasonal pattern because the heating requirements of customers are temperature driven.  Specifically, customers typically use more natural gas during the winter months.  During 2009, the regulated natural gas utility segment recorded approximately 70% of its revenues in January, February, March, November, and December.

Competition

WPS's regulated natural gas utility operations face competition from other entities and forms of energy in varying degrees, particularly for large commercial and industrial customers who have the ability to switch between natural gas and alternate fuels.  Due to the volatility of energy commodity prices, WPS has seen customers with dual fuel capability switch to alternate fuels for short periods of time, then switch back to natural gas as market rates change.

Natural gas transportation service and interruptible natural gas sales are offered to enable customers to better manage their energy costs.  Transportation customers purchase natural gas directly from third-party natural gas suppliers and contract with WPS to transport the natural gas from pipelines to their facilities.  Additionally, some customers have elected to purchase their natural gas commodity directly from WPS on an interruptible basis as a means to reduce their costs.  Customers continue to switch between firm system supply, interruptible system supply, and transportation service each year as the economics and service options change.

Working Capital Requirements

The working capital needs of WPS's regulated natural gas utility operations vary significantly over time due to volatility in levels of natural gas inventories and the price of natural gas.  WPS's regulated natural gas utility working capital needs are met by cash generated from operations and short-term debt.  The seasonality of natural gas revenues causes the timing of cash collections to be concentrated from January through June.  A portion of the winter natural gas supply needs is typically purchased and stored from April through November.  Also, planned capital spending on the natural gas distribution facilities is concentrated in April through November.  Because of these timing differences, the cash flow from customers is typically supplemented with temporary increases in short-term borrowings during the late summer and fall.  Short-term debt is typically reduced over the January through June period.

D.  ENVIRONMENTAL MATTERS

For information on environmental matters related to WPS, see Note 12, "Commitments and Contingencies."

E.  CAPITAL REQUIREMENTS

For information on WPS's capital requirements, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

F.  EMPLOYEES

At December 31, 2009, WPS had 1,462 employees, of which approximately 65% were union employees represented by Local 310 of the International Union of Operating Electricians.  The current Local 310 collective bargaining agreement expires on October 13, 2012.

G.  AVAILABLE INFORMATION

WPS files the following reports with the SEC:

•	Annual Report on Form 10-K;
•	Quarterly Reports on Form 10-Q;
•	Registration statements, including prospectuses;
•	Current Reports on Form 8-K; and
•	Any amendments to these documents.

WPS makes these reports available, free of charge, on Integrys Energy Group's Internet website, www.integrysgroup.com, as soon as reasonably practicable after they are filed with the SEC.  Integrys Energy Group's Code of Conduct, which applies to WPS, may also be accessed on Integrys Energy Group's website, and any amendments to or waivers from the Code of Conduct will be timely disclosed on Integrys Energy Group's website.  Reports and amendments posted on Integrys Energy Group's website do not include access to exhibits and supplemental schedules electronically filed with the reports or amendments.  WPS is not including the information contained on or available through the Integrys Energy Group website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

You may obtain materials filed with the SEC by WPS at the SEC Public Reference Room at 100 F Street, NE, Washington, DC  20549.  To obtain information on the operation of the Public Reference Room, you may call the SEC at 1-800-SEC-0330.  You may also view WPS’s reports and other information (including exhibits) filed electronically with the SEC, at the SEC's website at www.sec.gov.

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

The rates WPS is allowed to charge for retail and wholesale services are some of the most important items influencing its business, financial position, results of operations, and liquidity.  While rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, there is no assurance that the applicable regulatory commission will judge all the costs of the regulated utilities to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of such costs or provide for a reasonable return on equity.  Certain items that would otherwise be immediately recognized as revenues and expenses are deferred as regulatory assets and regulatory liabilities for future recovery or refund to customers, as authorized by regulators.  Future recovery of regulatory assets is not assured, and is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness.  If recovery of costs is not approved or is no longer deemed probable, regulatory assets would be recognized in current period expense and could have a material impact on WPS's financial results.

WPS is subject to comprehensive regulation by federal and state regulatory agencies, which significantly influences its operating environment and may affect WPS's ability to recover costs from utility customers.  In particular, the PSCW, MPSC, FERC, SEC, EPA, United States Department of Transportation, and WDNR regulate many aspects of WPS's utility operations, including, but not limited to, construction and operation of facilities, conditions of service, the issuance of securities and the rates that WPS can charge customers.  WPS is required to have numerous permits, approvals, and certificates from these agencies to operate its business.  Failure to comply with any applicable rules or regulations may lead to penalties, customer refunds, or other amounts, which could have a material impact on the financial results of WPS.

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

Climate change and the effect of greenhouse gas emissions, most notably carbon dioxide, are increasingly becoming a concern for the energy industry.  While there is currently no federal legislation in the United States that mandates the reduction of greenhouse gas emissions, it is possible that such legislation may be enacted in the future.  In addition, the EPA may adopt regulations under the Clean Air Act.  To that end, federal and state legislative proposals have been introduced to regulate the emission of greenhouse gases, including bills pending in the United States Congress that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances to offset greenhouse gas emissions.  However, until legislation is passed at the federal or state level, it remains unclear as to (1) which industry sectors will be impacted, (2) when compliance will be required, (3) the magnitude of the greenhouse gas emissions reductions that will be required, and (4) the costs and opportunities associated with compliance. WPS is evaluating both the technical and cost implications which may result from future state, regional, or federal greenhouse gas regulatory programs, but at this time, it is uncertain as to the effect climate change regulation may have on WPS's future operations, capital expenditures, and financial results.

Based on the complexity and uncertainty of these issues, it is possible that future carbon regulation will increase the cost of electricity produced at coal-fired generation units and may affect the capital expenditures WPS would make at its generation units.  At this time, there is no commercially available technology for removing carbon dioxide from a pulverized coal-fired plant.  In addition, future legislation designed to reduce greenhouse gas emissions could make some of the generating units uneconomical to maintain or operate and could impact future results of operations, cash flows, and financial condition if such costs are not recoverable through regulated rates.

WPS's natural gas delivery systems may generate fugitive gas as a result of normal operations and as a result of excavation, construction, and repair of natural gas delivery systems.  Fugitive gas typically vents to the atmosphere and consists primarily of methane, a greenhouse gas.  Carbon dioxide is also a byproduct of natural gas consumption.  As a result, future legislation to regulate the emission of greenhouse gases could increase the price of natural gas, restrict the use of natural gas, adversely affect the ability to operate our natural gas facilities, and/or reduce natural gas demand.

Costs of environmental compliance, liabilities, fines, penalties, and litigation could exceed WPS's estimates.

Compliance with current and future federal and state environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations.  WPS cannot predict with certainty the amount and timing of all future expenditures (including the potential or magnitude of fines or penalties) related to environmental matters because of the difficulty of estimating cleanup and compliance costs and the possibility that changes will be made to the current environmental laws and regulations.

WPS is accruing liabilities and deferring costs (recorded as regulatory assets) incurred in connection with its former manufactured gas plant sites, including related legal expenses, pending recovery through rates or from other entities. Regulatory assets reflect the net amount of (1) costs incurred to date, (2) amounts recovered from insurance companies, other entities and customers, and (3) management's best estimates of the costs WPS will spend in the future for investigating and remediating the manufactured gas plant sites. WPS believes that any of these costs that are not recoverable from other entities or from insurance carriers are recoverable through rates for utility services under PSCW-approved mechanisms for the recovery of prudently incurred costs. A change in these rate recovery mechanisms, however, or a decision by the PSCW that some or all of these costs were not prudently incurred, could result in the present recognition as expense of some or all of these costs. For more information, see Note 12, "Commitments and Contingencies."

WPS owns coal-fired electric generating facilities at which it has performed maintenance activities that the EPA could determine were subject to Clean Air Act New Source Review permitting requirements.  Depending on potential settlement terms or a court decision, WPS could be required to install environmental controls, change operations, shut down certain plants, undertake supplemental environmental projects, and/or pay fines.

In addition, impacts resulting from future federal or state regulation regarding mercury, sulfur dioxide, as well as nitrogen oxide emissions and the management of coal combustion byproducts, are uncertain.  There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

Citizen groups that feel there are compliance issues not sufficiently enforced by environmental regulatory agencies may also bring citizen enforcement actions against WPS.  Such actions could seek penalties, injunctive relief, and costs of litigation.  Private citizens can also bring lawsuits to recover environmental damages they believe they have incurred.

WPS's operations are subject to risks beyond its control, including but not limited to customer usage, weather, terrorist attacks, or acts of war.

WPS's revenues are affected by the demand for electricity and natural gas after certain limits to recovery under the Wisconsin decoupling mechanisms have been exceeded.  That demand can vary greatly based upon:

•	Fluctuations in economic activity and growth in WPS's regulated service areas; and
•	Weather conditions, seasonality, and temperature extremes.

General economic conditions and customers focusing on energy efficiency in WPS's service areas may result in a decrease in demand for electricity or natural gas, which could have an adverse impact on WPS's results of operations, financial condition, and cash flows.

Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities.

In addition, the cost of repairing damage to WPS's facilities due to storms, natural disasters, wars, terrorist acts, and other catastrophic events, in excess of insurance limits established for such repairs or excluded by insurance policies, may adversely impact WPS's results of operations, financial condition, and cash flows.  The occurrence or risk of occurrence of future terrorist activity and the high cost or potential unavailability of insurance to cover such terrorist activity may impact WPS's results of operations and financial condition in unpredictable ways.  These actions could also result in disruptions of power and fuel markets.  In addition, WPS's natural gas distribution system and pipelines could be directly or indirectly harmed by future terrorist activity.

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

WPS cannot be sure that any of its credit ratings will remain in effect for any given period of time or that a credit rating will not be lowered by a rating agency if, in the rating agency’s judgment, circumstances in the future so warrant.  Any downgrade could:

•	Require the payment of higher interest rates in future financings and possibly reduce the potential pool of creditors;
•	Increase borrowing costs under its existing credit facility; and
•	Limit access to the commercial paper market.

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

WPS’s natural gas business is sensitive to changes in natural gas commodity prices. Any changes could affect the prices WPS charges, its operating costs, and the competitive position of its products and services. Prudently incurred costs for purchased natural gas and pipeline transportation and storage services are fully recoverable through the Purchased Gas Adjustment Clause.  However, increases in natural gas costs affect total retail prices and, therefore, the competitive position of WPS’s natural gas business relative to other forms of energy. In addition, the timing and extent of higher natural gas prices can adversely affect WPS’s accounts receivable, bad debts, fuel cost, and interest expense.

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

Some of WPS's customers are experiencing, or may experience, financial problems that could have a significant impact on their creditworthiness.  WPS cannot provide assurance that its financially distressed customers will not default on their obligations to WPS and that such a default will not have a material adverse impact on WPS's business, financial position, results of operations, or cash flows.  Furthermore, the bankruptcy of one or more of its customers, or some other similar proceeding or liquidity constraint, might make it unlikely that WPS would be able to collect all or a significant portion of amounts owed by distressed entities or residential customers.  Such events could adversely impact WPS's receivable collections and additional allowances may be required, which could adversely affect its operating results. In addition, such events might force customers to reduce or curtail their future use of WPS's products and services, which could have a material adverse impact on WPS’s results of operations and financial condition.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Electric Facilities

The following table summarizes information on the electric generation facilities of WPS, including owned and jointly owned facilities as of December 31, 2009:
Type	Name	Location	Fuel	Rated Capacity (MW) (1)

Steam	Columbia Units 1 and 2	Portage, WI	Coal	354.5	(2)
	Edgewater Unit 4	Sheboygan, WI	Coal	92.6	(2)
	Pulliam (4 units)	Green Bay, WI	Coal	320.3
	Weston Units 1, 2, and 3	Marathon County, WI	Coal	471.1
	Weston Unit 4	Marathon County, WI	Coal	373.4	(2)
Total Steam				1,611.9

Combustion	De Pere Energy Center	De Pere, WI	Natural Gas	166.6
Turbine and	Eagle River	Eagle River, WI	Distillate Fuel Oil	4.2
Diesel	Juneau #31	Adams County, WI	Distillate Fuel Oil	7.1	(2)
	Oneida Casino	Green Bay, WI	Distillate Fuel Oil	3.5
	Pulliam #31	Green Bay, WI	Natural Gas	84.7
	West Marinette #31	Marinette, WI	Natural Gas	38.3
	West Marinette #32	Marinette, WI	Natural Gas	35.4
	West Marinette #33	Marinette, WI	Natural Gas	51.6	(2)
	Weston #31	Marathon County, WI	Natural Gas	15.3
	Weston #32	Marathon County, WI	Natural Gas	48.4
Total Combustion Turbine and Diesel				455.1

Hydroelectric	Various	Wisconsin	Hydro	67.9	(3)

Wind	Kewaunee County	Wisconsin	Wind	1.0
	Crane Creek	Iowa	Wind	21.7
Total Wind				22.7

Total System				2,157.6

(1)
Based on capacity ratings for July 2010, which can differ from nameplate capacity, especially on wind projects.  As a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand, the summer period is the most relevant for capacity planning purposes.

(2)
These facilities are jointly owned by WPS and various other utilities.  The capacity indicated for each of these units is equal to WPS’s portion of total plant capacity based on its percent of ownership.

-	Wisconsin Power and Light Company operates the Columbia and Edgewater units, and WPS holds a 31.8% ownership interest in these facilities.

-	WPS operates the Weston 4 facility and holds a 70% ownership in this facility, while Dairyland Power Cooperative holds the remaining 30%.

-	WRPC owns and operates the Juneau unit. WPS holds a 50% ownership interest in WRPC.

-	WPS operates the West Marinette 33 unit and holds a 68% ownership interest in the facility, while Marshfield Electric and Water Department holds the remaining 32% ownership.

(3)	WRPC owns and operates the Castle Rock and Petenwell units. WPS holds a 50% ownership interest in WRPC; however, WPS is entitled to 66.7% of total capacity at Petenwell and Castle Rock.

As of December 31, 2009, WPS owned approximately 21,500 miles of electric distribution lines located in Michigan and Wisconsin and approximately 120 distribution substations.

Natural Gas Facilities

WPS’s natural gas properties at December 31, 2009, consisted of the following:

●	Approximately 7,600 miles of natural gas distribution mains located in Michigan and Wisconsin,
●	Approximately 230 miles of natural gas transmission mains located in Michigan and Wisconsin,
●	87 natural gas distribution and transmission gate stations, and
●	Approximately 295,000 natural gas lateral services.

All natural gas facilities are located in Wisconsin except for distribution facilities in and near the City of Menominee, Michigan.

General

Substantially all of WPS’s utility plant is subject to a first mortgage lien.

ITEM 3.     LEGAL PROCEEDINGS

For information on material legal proceedings and matters related to WPS and its subsidiary, see Note 12, "Commitments and Contingencies."

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.     MARKET FOR WPS'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Integrys Energy Group is the sole holder of WPS’s common stock.  WPS made no purchases of equity securities in 2009.  For information on dividend restrictions, see Note 16, "Common Equity."

ITEM 6. SELECTED FINANCIAL DATA

WISCONSIN PUBLIC SERVICE CORPORATION
COMPARATIVE FINANCIAL DATA AND OTHER STATISTICS (2005 TO 2009)

As of or for Year Ended December 31
(Millions, except weather information)	2009	2008	2007	2006	2005

Operating revenues	$1,583.8	$1,748.4	$1,596.1	$1,434.4	$1,454.9
Net income attributed to common shareholder	117.3	129.2	110.2	99.0	81.4
Total assets	3,311.3	3,313.7	3,017.6	2,956.6	2,686.5
Long-term debt (excluding current portion)	880.2	880.7	756.1	631.6	507.6

Weather information *
Cooling degree days	274	464	634	521	649
Cooling degree days as a percent of normal	54.3%	93.9%	128.6%	110.1%	135.2%
Heating degree days	7,962	7,969	7,102	6,785	7,401
Heating degree days as a percent of normal	104.9%	104.6%	93.2%	88.5%	96.2%

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

•	WPS's purchase of the 99-megawatt Crane Creek wind generation project constructed in Howard County, Iowa, which became operational in 2009.

For more detailed information on WPS's capital expenditure program, see "Liquidity and Capital Resources, Capital Requirements."

Integrating Resources to Provide Operational Excellence and Customer Focus – WPS is committed to integrating resources and finding the best, most efficient processes while meeting all applicable regulatory and legal requirements.  Through innovative ideas, embracing change, leveraging capabilities and expertise, and utilizing creative solutions to meet and exceed its customers' expectations, WPS strives to provide value to Integrys Energy Group's shareholders and WPS's customers.  WPS believes the following activities have helped, and will continue to help, integrate resources and provide operational excellence and customer focus:

•
IBS, a wholly owned service company of Integrys Energy Group, was formed to achieve consolidation and efficient delivery of various support services, and to provide more consistent and transparent allocation of costs throughout Integrys Energy Group and its subsidiaries.

•
"Operational Excellence" initiatives were implemented to provide top performance in the areas of project management, process improvement, contract administration, and compliance in order to reduce costs and manage projects and activities within appropriate budgets, schedules, and regulations.

Placing Strong Emphasis on Risk Management – WPS's risk management strategy includes the management of market, credit, and operational risks through the normal course of business.  Forward purchases of electric capacity, energy, natural gas, and other commodities, and the use of derivative financial instruments, including commodity options, allow for opportunities to reduce the risk associated with price movement in a volatile energy market.  The risk profile related to these instruments is managed in a manner consistent with Integrys Energy Group's risk management policy for regulated affiliates, which is approved by the Integrys Energy Group Board of Directors.  The Integrys Energy Group Corporate Risk Management Group, which reports through the Chief Financial Officer, provides oversight for WPS.  WPS also implemented formula-based market tariffs to manage risk in the wholesale market.

Continuing Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Energy and Energy Related Services – WPS's mission is the same as Integrys Energy Group's, to provide customers with the best value in energy and energy related services.  By effectively operating a mixed portfolio of generation assets and investing in new generation and natural gas distribution assets, while maintaining or exceeding environmental standards, WPS is able to provide a safe, reliable, value-priced service to its customers.  WPS concentrates its efforts on improving and operating efficiently in order to reduce costs and maintain a low risk profile.  WPS actively evaluates opportunities for increasing its focus on energy efficiency and for adding more renewable generation to provide additional environmentally sound energy to its portfolio.  WPS believes the following activities have helped, and will continue to help, to provide safe, reliable, competitively priced, and environmentally sound energy and energy related services:

•
Managing operations to minimize the impact on the environment.  WPS's Weston 4 facility, completed in 2008, is one of the most efficient pulverized coal-fired electric generation units in the country with state-of-the-art environmental controls, which allow WPS to reduce the amount of emissions produced.  WPS also expects to maintain or decrease the amount of greenhouse gases released over time and supports research and development initiatives that will enable further progress toward decreasing its carbon footprint.

•
Effectively operating a mixed portfolio of generation assets and investing in new generation and distribution assets, such as Weston 4, wind projects, and its natural gas connection to the Guardian II pipeline, ensures continued reliability for WPS's customers.

RESULTS OF OPERATIONS

	Year Ended December 31
(Millions)	2009	2008	2007	Change in 2009 Over 2008	Change in 2008 Over 2007
Electric utility operations	$88.0	$88.6	$80.1	(0.7)%	10.6%
Natural gas utility operations	24.1	32.0	23.1	(24.7)%	38.5%
Other operations	5.2	8.6	7.0	(39.5)%	22.9%

Net income attributed to common shareholder	$117.3	$129.2	$110.2	(9.2)%	17.2%

Earnings Summary – 2009 Compared with 2008

WPS recognized net income attributed to common shareholder of $117.3 million in 2009 compared with $129.2 million in 2008.  Significant factors contributing to the $11.9 million decrease in earnings were as follows (and are discussed in more detail thereafter).

•
Net income attributed to common shareholder at the regulated electric utility segment decreased $0.6 million, driven by an $18.8 million after-tax increase in operating expenses (including restructuring expense related to workforce reductions), a $4.6 million increase in the provision for income taxes, and a $3.9 million after-tax increase in other expense primarily related to an increase in interest expense.  Partially offsetting these increases in expenses was a $25.3 million after-tax increase in margin.

•
Net income attributed to common shareholder at the regulated natural gas utility segment decreased $7.9 million, driven by a $5.8 million after-tax increase in operating expenses, including restructuring expense related to workforce reductions.  A $4.8 million after-tax decrease in margin related to lower period-over-period volumes (including the positive impact of WPS’s decoupling mechanism), partially offset by a $3.0 million after-tax increase in margin related to a change in rate design, effective January 1, 2009, also contributed to a net decrease in earnings.

•
Other segment earnings decreased $3.4 million in 2009 compared with 2008, driven by an increase in interest expense on deferred compensation plans and a decrease in income from land sales and WPS's equity method investment in WRPC.

Earnings Summary – 2008 Compared with 2007

WPS recognized net income attributed to common shareholder of $129.2 million in 2008 compared with $110.2 million in 2007.  Significant factors contributing to the $19.0 million increase in earnings were as follows (and are discussed in more detail thereafter).

•
Net income attributed to common shareholder at the regulated electric utility segment increased $8.5 million, driven by a $7.0 million after-tax decrease in electric maintenance expenses, an approximate $6 million after-tax increase in margin related to retail electric rate increases, an approximate $6 million after-tax increase in margin driven by higher contracted sales volumes to a large wholesale customer, and a $3.7 million after-tax decrease in external costs to achieve merger synergies related to Integrys Energy Group's merger with PEC, partially offset by a $7.6 million after-tax increase in electric transmission expenses and an approximate $7 million after-tax decrease in margin due to lower residential and commercial and industrial sales volumes as a result of cooler weather during the cooling season and customer conservation efforts.

•
Net income attributed to common shareholder at the regulated natural gas utility segment increased $8.9 million.  The increase was driven by a $4.8 million after-tax increase in margin from higher volumes sold primarily related to colder weather, a $1.7 million after-tax decrease in employee benefit costs, and a $1.6 million after-tax increase in AFUDC related to the construction of natural gas laterals that connect WPS’s natural gas distribution system to the Guardian II natural gas pipeline.

•	Other segment earnings increased $1.6 million in 2008 compared with 2007, driven by an increase in income from equity method investments and a decrease in interest expense.

Regulated Electric Utility Segment Operations

	Year Ended December 31
	2009	2008	2007	Change in 2009 Over 2008	Change in 2008 Over 2007

Revenues	$1,188.2	$1,208.9	$1,125.2	(1.7)%	7.4%
Fuel and purchased power costs	527.0	589.9	574.6	(10.7)%	2.7%
Margins	661.2	619.0	550.6	6.8%	12.4%

Operating and maintenance expense	352.5	336.2	283.5	4.8%	18.6%
Restructuring expense	7.8	-	-	N/A	N/A
Depreciation and amortization expense	84.1	78.5	74.4	7.1%	5.5%
Taxes other than income taxes	42.0	40.4	38.9	4.0%	3.9%

Operating income	174.8	163.9	153.8	6.7%	6.6%

Miscellaneous income	4.5	5.8	6.2	(22.4)%	(6.5)%
Interest expense	(38.6)	(33.4)	(29.5)	15.6%	13.2%
Other expense	(34.1)	(27.6)	(23.3)	23.6%	18.5%

Income before taxes	$140.7	$136.3	$130.5	3.2%	4.4%

Sales in kilowatt-hours
Residential	2,771.4	2,794.8	2,895.7	(0.8)%	(3.5)%
Commercial and industrial	7,596.5	8,060.4	8,173.4	(5.8)%	(1.4)%
Wholesale	4,817.7	4,529.0	3,694.1	6.4%	22.6%
Other	34.5	36.8	36.4	(6.3)%	1.1%
Total sales in kilowatt-hours	15,220.1	15,421.0	14,799.6	(1.3)%	4.2%

Weather
Heating degree days	7,962	7,969	7,102	(0.1)%	12.2%
Cooling degree days	274	464	634	(40.9)%	(26.8)%

2009 Compared with 2008

Revenues

Regulated electric utility segment revenues decreased $20.7 million, driven by:

•
An approximate $22 million year-over-year reduction in revenue related to refunds due to customers in both 2009 and 2008 related to WPS's over-collection of fuel costs.  On April 23, 2009, the PSCW made 2009 fuel cost recovery subject to refund, effective April 25, 2009, as actual and projected fuel costs for the remainder of the year were estimated to be below the 2% fuel window.  See Note 20, "Regulatory Environment," for more information on WPS's fuel window.

•
A 5.8% decrease in commercial and industrial sales volumes and a 0.8% decrease in residential sales volumes, which resulted in an approximate $20 million year-over-year decrease in revenue, after the impact of decoupling.  The primary drivers of the decrease were:

-
An approximate $29 million year-over-year decrease due to lower demand related to changes in commercial and industrial customers' plant operations, which WPS attributed mainly to the general economic slowdown.

	-	An approximate $6 million decrease primarily related to cooler year-over-year weather during the cooling season as evidenced by the decrease in cooling degree days.

-
These decreases in volumes were partially offset by the $14.0 million impact that decoupling, which went into effect on January 1, 2009, had on WPS's revenue.  Under decoupling, WPS is allowed to defer the difference between its actual margin and the rate case authorized margin recognized from residential and small commercial and industrial customers.  This four-year pilot program for electric decoupling has an annual $14.0 million cap for the deferral of any excess or shortfall from the rate case authorized margin.  This cap was reached during the second quarter of 2009; therefore, no additional decoupling deferral was allowed for additional shortfalls from authorized margin for the second half of the year.

•	An approximate $13 million year-over-year decrease in opportunity sales driven by lower demand and the availability of lower cost power from the MISO market.

•	These decreases in regulated electric utility segment revenue were partially offset by:

-
An approximate $19 million increase driven by higher wholesale volumes due to an increase in contracted sales volumes to a large wholesale customer and an increase in the wholesale demand rate, effective January 1, 2009, to recover costs related to Weston 4.

-
An approximate $15 million increase in revenue from the combined effect of the July 4, 2008 fuel surcharge, a portion of which was incorporated into WPS's 2009 non-fuel base retail electric rates, and the full year's benefit of the 2008 retail electric rate increase, effective January 16, 2008, for WPS.

Margins

The regulated electric utility segment margin increased $42.2 million, driven by:

•
An approximate $20 million year-over-year increase in margin from wholesale customers related to increases in contracted sales volumes with an existing customer and an increase in the wholesale demand rate, effective January 1, 2009, to recover costs related to Weston 4.

•
An approximate $14 million year-over-year increase in margin from the combined effect of the July 4, 2008 fuel surcharge, a portion of which was incorporated into WPS's 2009 non-fuel base retail electric rates, and the full year's benefit of the 2008 retail electric rate increase, effective January 16, 2008, for WPS.

•
An approximate $11 million year-over-year increase in margin due to fuel and purchased power costs that were approximately $12 million lower than what was recovered in rates during 2009, compared with fuel and purchased power costs that were approximately $1 million lower than what was recovered in rates during 2008.

•
The increase in margin was partially offset by an approximate $3 million year-over-year decrease in margin, after the impact of the WPS decoupling mechanism, caused by a 4.5% year-over-year decrease in sales volumes to residential and commercial and industrial customers.  The $14.0 million impact of decoupling partially offset the approximate $17 million decrease in margin due to lower sales volumes, which was attributed to the general economic slowdown and cooler year-over-year weather during the cooling season.

Operating Income

Operating income at the regulated electric utility segment increased $10.9 million, driven by the $42.2 million increase in margin, partially offset by a $31.3 million increase in operating expenses.

The increase in operating expenses was driven by:

•	An $8.2 million increase in electric maintenance expenses, primarily related to a greater number of planned outages at the generation plants during 2009, compared with 2008.

•	$7.8 million in restructuring expenses related to a reduction in workforce at WPS and IBS. See Note 3, "Restructuring Expense," for more information.

•
A $7.2 million increase in employee benefit costs, primarily related to an increase in pension expense driven by negative pension investment returns in 2008, as well as higher heath care related expenses in 2009.

•	A $5.6 million increase in depreciation and amortization expense, primarily related to Weston 4 being placed in service for accounting purposes in April 2008.

Other Expense

Other expense at the regulated electric utility segment increased $6.5 million, driven by:

•
A $5.2 million increase in interest expense, primarily related to increased long-term borrowings in December 2008.  The additional borrowings were utilized to fund various construction projects, most notably the Crane Creek wind generation project in Iowa.

•	A $2.5 million decrease in interest earned on the transmission facilities WPS funded on ATC's behalf. WPS was reimbursed by ATC for these transmission facilities in April 2008.

2008 Compared with 2007

Revenues

Regulated electric utility segment revenues increased $83.7 million, driven by:

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

-
The increase in revenue related to wholesale volumes was partially offset by a 3.5% decrease in residential sales volumes and a 1.4% decrease in commercial and industrial sales volumes year-over-year, which drove an approximate $19 million decrease in revenue.  Of this decrease in revenue, approximately $12 million related to energy conservation efforts on the part of residential customers, which is believed to be the result of high energy prices and the general economic slowdown.  Approximately $4 million related to decreased demand by commercial and industrial customers in the third and fourth quarters of 2008 as the economy worsened.  In addition, cooler weather during the 2008 cooling season compared with 2007 contributed approximately $3 million to the decrease in revenue.

•
An interim fuel surcharge approved by the PSCW for WPS's retail electric customers effective March 22, 2008, related to higher fuel and purchased power costs.  In addition, a surcharge increase was approved by the PSCW effective July 4, 2008. Both orders combined had an overall impact on revenue of approximately $25 million.  Contributing factors in this rate change were increased purchased power costs due to lower-than-expected generation from the new Weston 4 power plant during the start-up phases, increased coal and coal transportation costs, and increased natural gas costs.  On September 30, 2008, the PSCW reopened the 2008 fuel surcharge to review forecasted fuel costs as WPS's current and anticipated annual fuel costs were below those projected in the fuel surcharge.  As a result of these lower costs, WPS accrued at December 31, 2008 a refund payable in 2009 to its electric customers of approximately $5 million, which is excluded from the $25 million noted above.  See Note 20, "Regulatory Environment," for more information on WPS's interim fuel surcharges.

•
A retail electric rate increase, effective January 16, 2008, which contributed an approximate $23 million increase in revenue.  The full benefit of the 2007 retail electric rate increase, effective January 12, 2007, also contributed to the increase in revenue year-over-year.  Per the PSCW's order approving Integrys Energy Group's merger with PEC, WPS was not permitted to increase its base rates for natural gas or electric service prior to January 1, 2009.  However, WPS was allowed to adjust rates for changes in purchased power costs as well as fuel costs related to electric generation due to changes in NYMEX natural gas futures prices, delivered coal prices, and transmission costs.  The increase also included recovery of deferred 2005 and 2006 MISO Day 2 costs over a one-year period.  See Note 20, "Regulatory Environment," for more information on WPS's rate increase.

Margins

The regulated electric utility margin increased $68.4 million, driven by:

•
A $54.0 million partial refund to Wisconsin retail customers in 2007 for their portion of proceeds from the liquidation of the Kewaunee nonqualified decommissioning trust fund.  Pursuant to regulatory accounting, the decrease in the 2007 margin related to the refund was offset by a corresponding decrease in operating and maintenance expense in 2007 and, therefore, did not have an impact on 2007 earnings.  WPS completed this refund in 2007.

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

•
These increases in the electric margin at WPS were partially offset by an approximate $11 million decrease in margin due to a decline in residential and commercial and industrial sales volumes.  Of this decrease, approximately $8 million related to energy conservation efforts on the part of residential customers, which is believed to be the result of high energy prices and the general economic slowdown.  Approximately $1 million related to decreased demand by commercial and industrial customers in the third and fourth quarters of 2008 as the economy worsened.  In addition, cooler weather during the 2008 cooling season compared with 2007 contributed approximately $2 million to the decrease in gross margin.

Operating Income

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

Other Expense

Other expense at the regulated electric utility increased $4.3 million, driven by a $3.9 million increase in interest expense and a $0.4 million decrease in miscellaneous income.  The increase in interest expense was a result of higher borrowings at WPS's electric utility segment, primarily utilized to fund various construction projects and to retire short-term borrowing levels related to construction.

Regulated Natural Gas Utility Segment Operations

	Year Ended December 31
	2009	2008	2007	Change in 2009 Over 2008	Change in 2008 Over 2007

Revenues	$395.6	$539.4	$471.0	(26.7)%	14.5%
Natural gas purchased for resale	241.7	382.3	322.2	(36.8)%	18.7%
Margins	153.9	157.1	148.8	(2.0)%	5.6%

Operating and maintenance expense	71.1	66.8	68.8	6.4%	(2.9)%
Restructuring expense *	2.6	-	-	N/A	N/A
Depreciation and amortization expense	23.0	20.9	22.1	10.0%	(5.4)%
Taxes other than income taxes	6.8	6.2	6.5	9.7%	(4.6)%

Operating income	50.4	63.2	51.4	(20.3)%	23.0%

Miscellaneous income	0.6	2.4	0.4	(75.0)%	500.0%
Interest expense	(10.5)	(9.0)	(11.1)	16.7%	(18.9)%
Other expense	(9.9)	(6.6)	(10.7)	50.0%	(38.3)%

Income before taxes	$40.5	$56.6	$40.7	(28.4)%	39.1%

Throughput in therms
Residential	242.8	258.1	239.4	(5.9)%	7.8%
Commercial and industrial	137.2	147.9	133.9	(7.2)%	10.5%
Interruptible	8.9	20.1	23.1	(55.7)%	(13.0)%
Interdepartmental	9.5	28.6	47.1	(66.8)%	(39.3)%
Transport	339.3	354.8	344.5	(4.4)%	3.0%
Total sales in therms	737.7	809.5	788.0	(8.9)%	2.7%

Weather
Heating degree days	7,962	7,969	7,102	(0.1)%	12.2%

* See Note 3, "Restructuring Expense," for more information.

2009 Compared with 2008

Revenues

Regulated natural gas utility segment revenue decreased $143.8 million, resulting primarily from:

•
An approximate $95 million decrease in revenue as a result of an approximate 29% decrease in the per-unit cost of natural gas sold by the regulated natural gas utility during 2009 compared with 2008.  Prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•	An approximate $61 million decrease in revenue as a result of lower year-over-year natural gas throughput volumes, driven by:

-
An approximate $42 million decrease related to lower overall volumes, including residential customer volumes, resulting from customer conservation and efficiency efforts.  Lower volumes were also driven by decreased commercial and industrial customer volumes resulting from reduced demand related to changes in customers' plant operations, which WPS attributed to the general economic slowdown.

-
An approximate $19 million decrease related to a reduction in volumes sold to the electric utility segment driven by the availability of lower cost power from MISO, resulting in a decrease in the need for the electric utility to run its natural gas-fired peaking generation units.

•
The decrease in revenue year-over-year was partially offset by an approximate $12 million increase in revenue resulting from the PSCW's final order that approved a new rate design, which incorporates higher volumetric rates and lower fixed customer charges in addition to a decoupling mechanism effective January 1, 2009.  Under decoupling, WPS is allowed to defer the difference between the actual and rate case authorized delivery charge components of margin from certain customers and adjusts future rates in accordance with rules specified by the PSCW.

Margins

Regulated natural gas utility segment margin decreased $3.2 million, driven by:

•
An approximate $8 million year-over-year decrease in margin resulting from an 8.9% decrease in natural gas throughput volumes attributed to the negative impact of the general economic slowdown and customer conservation and efficiency efforts.  This decrease in margin includes the positive impact of a decoupling mechanism that was first effective on January 1, 2009.  The decoupling mechanism includes an annual $8.0 million cap for the deferral of any excess or shortfall from the rate case authorized margin.  Approximately $7 million of additional margin was recognized due to a shortfall from the rate case authorized margin during 2009.

•	The decrease in margin was partially offset by an approximate $5 million positive year-over-year impact resulting from the change in the rate design for WPS.

Operating Income

Operating income at the regulated natural gas utility segment decreased $12.8 million year-over-year, driven by a $9.6 million increase in operating expenses and the $3.2 million decrease in natural gas margin.

The increase in operating expense was driven by:

•	Restructuring expenses of $2.6 million related to a reduction in workforce at WPS and IBS. See Note 3, "Restructuring Expense," for more information.

•	A $2.5 million increase in amortization of a regulatory asset related to conservation program initiatives.

•
A $2.1 million increase in employee benefit costs, primarily related to an increase in pension expense resulting from negative pension investment returns in 2008, as well as higher health care related expenses in 2009.

•	A $2.1 million increase in depreciation and amortization expense, primarily related to the natural gas laterals being connected to the Guardian II pipeline in February 2009.

Other Expense

Other expense at the regulated natural gas utility segment increased $3.3 million, driven by a $1.8 million decrease in miscellaneous income and a $1.5 million increase in interest expense year-over-year.  The increase in other expense was driven by:

•	A $2.2 million decrease in AFUDC related to the construction of natural gas laterals for connection to the Guardian II pipeline that were placed in service in February 2009.

•	An increase in interest expense resulting from additional long-term debt issued in the fourth quarter of 2008.

2008 Compared with 2007

Revenues

Regulated natural gas utility segment revenue increased $68.4 million, driven by:

•	An approximate $50 million increase in revenue driven by the approximate 15.9% increase in the per-unit cost of natural gas in 2008, compared with 2007.

•	An approximate $38 million increase in revenue from colder weather during the 2008 heating season compared with 2007, evidenced by the 12.2% year-over-year increase in heating degree days.

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

•
The increase in revenue was partially offset by an approximate $22 million decrease in revenue driven by lower year-over-year natural gas throughput volumes normalized for the impact of weather driven by:

-
An approximate $16 million decrease in revenue related to lower volumes, sold to WPS's electric utility segment.  The decrease in volumes sold to the electric utility segment was a result of a decrease in the need for the electric utility to run its peaking generation units during the 2008 summer cooling season because of cooler year-over-year weather.  In addition, electricity was available from Weston 4, WPS's coal-fired generating facility that became commercially operational in June 2008.

-
An approximate $4 million decrease in revenue related to lower volumes, normalized for the impact of weather, sold to WPS's residential customers, driven by customer conservation efforts and a larger number of customer disconnections, which WPS believes resulted from high energy prices and a general slowdown in the economy.

	-	An approximate $2 million decrease in revenue related to lower demand, excluding the impact of weather, by WPS's commercial and industrial customers, as the economy worsened.

Margins

Regulated natural gas utility segment margin increased $8.3 million, driven by:

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

Operating Income

Operating income at the natural gas utility segment increased $11.8 million, driven by the $8.3 million increase in natural gas margin and a $3.5 million decrease in operating expense.  The decrease in operating expense was driven by a $2.9 million decrease in employee benefit costs, resulting primarily from plan design changes and synergy savings related to Integrys Energy Group's merger with PEC.

Other Expense

Other expense at the regulated natural gas utility segment decreased $4.1 million, driven by a $2.1 million decrease in interest expense and a $2.0 million increase in miscellaneous income year-over-year.  The decrease in other expense was driven by:

•	A $2.6 million increase in AFUDC related to the construction of natural gas laterals for connection to the Guardian II pipeline.

•	A decrease in interest expense resulting from a decrease in short-term borrowing levels and a decrease in interest rates for the natural gas segment.

Other Segment Operations

				Change in	Change in
	Year Ended December 31			2009 Over	2008 Over
(Millions)	2009	2008	2007	2008	2007

Operating income	$0.4	$0.7	$0.8	(42.9)%	(12.5)%
Other income	6.8	11.8	8.1	(42.4)%	45.7%

Income before taxes	$7.2	$12.5	$8.9	(42.4)%	40.4%

2009 Compared with 2008

Income before taxes for other segment operations decreased $5.3 million, driven by a $5.0 million decrease in other income.  The decrease in other income was driven by a $3.4 million increase in interest expense on deferred compensation plans, a $1.3 million decrease in net gains related to land sales, and a $1.2 million decrease in income from WPS's ownership in WRPC.

2008 Compared with 2007

Income before taxes for other segment operations increased $3.6 million, driven by a $3.7 million increase in other income. The increase in other income was driven by a $1.6 million decrease in interest expense related to lower returns on deferred compensation plans, a $1.5 million increase in income from WPS's ownership in both WPS Investments, LLC (a consolidated subsidiary of Integrys Energy Group that owns an approximate 34% interest in ATC) and WRPC, and a $1.2 million increase from various land and building sales in 2008.

Provision for Income Taxes

	Year Ended December 31
	2009	2008	2007
Effective Tax Rate	36.1%	35.6%	37.1%

2009 Compared with 2008

There was no significant change in the effective tax rate for 2009 compared with 2008.

2008 Compared with 2007

The decrease in the effective tax rate for 2008 was primarily driven by the reconciliation of prior year provision for income taxes to the final tax returns filed.

BALANCE SHEET

Net accounts receivable and accrued unbilled revenues decreased $37.9 million (15.7%) from $241.5 million at December 31, 2008, to $203.6 million at December 31, 2009, driven by lower revenues due to lower natural gas prices during the fourth quarter of 2009, compared with the same period in 2008.

Inventories decreased $44.8 million (39.0%), from $114.9 million at December 31, 2008, to $70.1 million at December 31, 2009, primarily the result of lower natural gas prices.

Detailed explanations for changes in the short-term and long-term debt balances year-over-year are included in Note 8, "Short-Term Debt and Lines of Credit," and Note 9, "Long-Term Debt."

Total liabilities from risk management activities decreased $10.5 million from $13.0 million at
December 31, 2008, to $2.5 million at December 31, 2009, primarily due to changes in the fair values of the underlying derivative contracts driven by decreases in the price of natural gas in 2009.  See Note 2, "Risk Management Activities," for more information.

LIQUIDITY AND CAPITAL RESOURCES

WPS believes that its cash balances, liquid assets, operating cash flows, access to debt markets, and available borrowing capacity provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects.  However, WPS's operating cash flows and access to capital markets can be impacted by macroeconomic factors outside of its control.  In addition, WPS's borrowing costs can be impacted by short-term and long-term debt ratings assigned by independent credit rating agencies.

Operating Cash Flows

2009 Compared with 2008

During 2009, net cash provided by operating activities was $463.6 million, compared with $160.4 million in 2008.  The $303.2 million year-over-year increase in cash provided by operating activities was driven by:

•
A $260.5 million increase related to lower working capital requirements, primarily due to a $58.1 million decrease in accounts receivable and accrued unbilled revenues in 2009, compared with a $47.0 million increase in accounts receivable and accrued unbilled revenues in 2008, a $45.2 million decrease in inventories during 2009, compared with a $31.8 million increase in inventories during 2008, and a $1.0 million decrease in accounts payable in 2009, compared with a $74.7 million decrease in accounts payable in 2008, all driven by lower year-over-year natural gas prices.

•	The receipt of $4.5 million for income taxes in 2009, compared with the payment of $59.1 million for income taxes in 2008.

•	Partially offsetting these increases in cash provided by operating activities was a $25.8 million decrease in net recoveries of regulatory assets and liabilities.

2008 Compared with 2007

During 2008, net cash provided by operating activities was $160.4 million, compared with $174.2 million in 2007.  The $13.8 million year-over-year decrease in cash provided by operating activities was driven by:

•
A year-over-year decrease in cash related to working capital of $122.2 million.  This decrease was primarily the result of an increase in the average price of natural gas in inventory in 2008, compared with 2007, driven by extremely high natural gas prices during the summer months of 2008, when inventory is generally injected into storage.  Also contributing to the decrease in cash related to working capital was a decrease in accounts payable, due in part to less purchased power and capital expenditures costs related to the Weston 4 generation facility, as it became commercially operational in June 2008.

•	The decrease in cash provided by operating activities was partially offset by:

-
A $101.1 million increase in cash related to recoveries and refunds of regulatory assets and liabilities, driven by a decrease in the refund to ratepayers in 2008, compared with 2007, of proceeds WPS received from the liquidation of the nonqualified decommissioning trust fund upon the sale of the Kewaunee Power Station.

-
An $11.6 million year-over-year decrease in pension and other postretirement funding.  The contribution requirements for pension benefits are determined by the PSCW and, as such, funding requirements change from year to year.

Investing Cash Flows

2009 Compared with 2008

Net cash used for investing activities was $253.5 million in 2009, compared with $172.6 million in 2008.  The $80.9 million year-over-year increase in cash used for investing activities was primarily driven by the 2008 receipt of $99.7 million from ATC related to WPS's construction of the transmission facilities required to support Weston 4 and the receipt of $8.5 million in proceeds from the transfer of assets from WPS to IBS in 2008.  The increase in net cash used for investing activities was partially offset by the payment of $17.4 million related to WPS's funding of the construction of the transmission facilities required to support Weston 4 in 2008 as well as a decrease in cash used to fund capital expenditures (discussed below).

2008 Compared with 2007

Net cash used for investing activities was $172.6 million in 2008, compared with $217.0 million in 2007.  The $44.4 million year-over-year decrease in cash used for investing activities was primarily driven by the 2008 reimbursement of $99.7 million from ATC related to WPS's construction of the transmission facilities required to support Weston 4, partially offset by a $54.3 million increase in cash used to fund capital expenditures (discussed below).

Capital Expenditures

Capital expenditures by business segment for the years ended December 31 were:

Reportable Segment (millions)	2009	2008	2007
Electric utility	$235.2	$190.0	$191.2
Natural gas utility	24.3	85.4	29.9
WPS consolidated	$259.5	$275.4	$221.1

The increase in capital expenditures at the electric utility segment in 2009 compared with 2008 was primarily due to wind generation projects, partially offset by the year-over-year decrease in capital expenditures associated with Weston 4.  The decrease in capital expenditures at the natural gas utility segment in 2009 compared with 2008 was primarily due to a decrease in costs related to the construction of natural gas laterals that connected WPS's natural gas distribution system to the Guardian II natural gas pipeline, which was completed in February 2009.

The increase in capital expenditures at the natural gas utility segment in 2008 compared with 2007 was primarily due to the construction of a natural gas lateral infrastructure that connects WPS's natural gas distribution system to the Guardian II natural gas pipeline.

Financing Cash Flows

2009 Compared with 2008

Net cash used for financing activities was $213.1 million in 2009, compared with net cash provided by financing activities of $17.1 million in 2008.  The $230.2 million year-over-year increase in cash used for financing activities was primarily driven by the issuance of $125.0 million of long-term debt at WPS in 2008, as well as the receipt of $55.0 million in equity contributions from Integrys Energy Group in 2008.  Also contributing to the increase in cash used for financing activities was the repayment of $43.0 million in short-term borrowings in 2009, compared with the repayment of $0.7 million of short-term borrowings in 2008.  The repayment of short-term borrowings in 2009 was made possible by a year-over-year increase in net cash provided by operating activities.

2008 Compared with 2007

Net cash provided by financing activities was $17.1 million in 2008, compared with $46.1 million in 2007.  The $29.0 million decrease in cash provided by financing activities was primarily driven by the receipt of $25.0 million in equity contributions from Integrys Energy Group in 2007, compared with a $10.0 million return of capital from WPS to Integrys Energy Group in 2008, which drove an overall $35.0 million decrease in cash provided by financing activities.  The ability of WPS to return capital to its parent, Integrys Energy Group, in 2008 was primarily related to the $99.7 million reimbursement received from ATC (discussed in Investing Cash Flows above).

Significant Financing Activities

WPS had outstanding commercial paper borrowings of $7.0 million and $50.0 million at December 31, 2009, and 2008, respectively.  WPS had other outstanding short-term debt of $10.0 million as of December 31, 2009 and 2008.  See Note 8, "Short-Term Debt and Lines of Credit" for more information.

For information on the issuance and redemption of long-term debt at WPS, see Note 9, "Long-Term Debt."

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

Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independent of any other rating.

On January 26, 2010, Standard and Poor's revised the outlook for Integrys Energy Group and all of its subsidiaries to stable from negative.  The revised outlook reflected Integrys Energy Group's decision to retain a selected portion of its nonregulated operations, which resulted in a revision to Integrys Energy Group's business risk profile to "strong" from "excellent."  The revised outlook also reflected Integrys Energy Group’s improved financial measures and decreasing regulatory risk, which resulted in a change in its financial risk profile to "significant" from "aggressive."

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

On March 5, 2009, Standard & Poor's lowered the issuer credit rating for WPS from "A" to "A-."  According to Standard and Poor's, the downgrade reflects Integrys Energy Group's weak financial measures that do not support an "A" category credit profile.  Standard and Poor's also stated that the downgrade reflects the changes to Integrys Energy Group's business and financial risk profiles.  Standard & Poor's revised Integrys Energy Group's business risk profile to "excellent" from "strong" and changed its financial risk profile to "aggressive" from "intermediate".  The change in the business risk profile reflected the strategy change with respect to Integrys Energy Services and helped to moderate the downgrade.  Additionally, Standard & Poor's lowered the senior secured debt rating for WPS from "A+" to "A" and the preferred stock rating from "BBB+" to "BBB."

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of WPS, including its subsidiary, as of December 31, 2009.

		Payments Due By Period
(Millions)	Total Amounts Committed	2010	2011 to 2012	2013 to 2014	2015 and Thereafter

Long-term debt principal and interest payments (1)	$1,281.0	$48.4	$383.2	$202.6	$646.8
Operating lease obligations	26.5	3.7	4.5	2.6	15.7
Commodity purchase obligations (2)	1,959.8	368.6	610.8	464.6	515.8
Purchase orders (3)	215.1	215.1	-	-	-
Pension and other postretirementfunding obligations (4)	258.0	30.9	88.9	54.5	83.7
Total contractual cash obligations	$3,740.4	$666.7	$1,087.4	$724.3	$1,262.0

(1)	Represents bonds and notes issued by WPS. WPS records all principal obligations on the balance sheet.

(2)	The costs of commodity purchase obligations are expected to be recovered in future customer rates.

(3)	Includes obligations related to normal business operations and large construction obligations.

(4)	Obligations for pension and other postretirement benefit plans, other than the Integrys Energy Group Retirement Plan, cannot be estimated beyond 2012.

The table above does not reflect payments related to the manufactured gas plant remediation liability of $75.3 million at December 31, 2009, as the amount and timing of payments are uncertain.  WPS anticipates incurring costs annually to remediate these sites, but management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates.  See Note 12, "Commitments and Contingencies," for more information about environmental liabilities.  In addition, the table does not reflect any payments for the December 31, 2009, liability related to uncertain tax positions, as the amount and timing of payments are uncertain.  See Note 11, "Income Taxes," for more information about this liability.

Capital Requirements

Estimated construction expenditures for WPS for the three-year period 2010 through 2012 are listed below.

(Millions)
Environmental projects	$164.1
Electric and natural gas distribution projects	150.9
Electric and natural gas delivery and customer service projects	59.1
Other projects	108.0
Total capital expenditures	$482.1

All projected capital and investment expenditures are subject to periodic review and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, market volatility, and economic trends.

Capital Resources

As of December 31, 2009, WPS was in compliance with all covenants related to outstanding short-term and long-term debt and expects to be in compliance with all such debt covenants for the foreseeable future.

See Note 8, "Short-Term Debt and Lines of Credit," for more information on WPS's credit facilities and other short-term credit agreements, including short-term debt covenants.  See Note 9, "Long-Term Debt," for more information on WPS's long-term debt covenants.

WPS plans to meet its capital requirements for the period 2010 through 2012 primarily through internally generated funds (net of forecasted dividend payments), debt financings, and equity infusions from Integrys Energy Group.  In June 2010, WPS's revolving credit facility will mature, and it is the intent of management to renew the credit facility by the end of the second quarter of 2010.  WPS plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes WPS has adequate financial flexibility and resources to meet its future needs.

Under an existing shelf registration statement, WPS may issue up to $250.0 million of senior debt securities with amounts, prices and terms to be determined at the time of future offerings.  In December 2008, WPS issued $125.0 million of 6.375%, 7-year Senior Notes under this shelf registration statement.

Other Future Considerations

Customer Usage

Due to the general economic slowdown and the increased focus on energy efficiency, sales volumes excluding the impact of weather have been decreasing at WPS.  The PSCW approved the implementation of decoupling on a four-year trial basis, effective January 1, 2009, for WPS's natural gas and electric residential and small commercial and industrial sales.  Decoupling allows WPS to adjust rates going forward to recover or refund differences between the actual and authorized margin per customer impact of variations in volumes.  The mechanism does not adjust for changes in volume resulting from changes in customer count.  This decoupling mechanism includes an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service.  The $14.0 million cap for electric service was reached in the second quarter of 2009.  The decoupling approved by the PSCW does not cover large commercial and industrial customers.

Weston 4 Operating Issue

In the fourth quarter of 2008, the supercritical boiler at WPS's Weston 4 power plant experienced several forced outages related to significant oxidation and subsequent exfoliation within the superheater outlet tubes and the reheater.  The additional maintenance costs incurred to date relative to repairing and returning the superheater and reheater to service have been covered by the boiler's manufacturer.  WPS temporarily reduced the main steam operating temperature of the boiler to address this issue from a short-term perspective, resulting in reduced output.  The reduced output from Weston 4 required replacement purchased power to meet WPS's supply requirements.  WPS subsequently raised the steam operating temperature back to initial design level.  WPS is reviewing potential options to resolve this issue with the boiler manufacturer, including a technological solution and an extended warranty.

American Recovery and Reinvestment Act of 2009

In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law.  ARRA contains various provisions intended to stimulate the economy.  Included in ARRA are several tax provisions that may affect WPS.  Most notably, a provision of ARRA provides WPS with additional opportunities to claim tax deductions for bonus depreciation for certain assets placed in service during 2009, extending the bonus depreciation period established by the Economic Stimulus Act of 2008.  The additional first year deduction for bonus depreciation is estimated to be $146.4 million.  Other provisions of ARRA provide WPS with elections to select among a production tax credit, an investment tax credit, or a federal grant for wind generating facilities that went into service in 2009.  WPS currently plans to take production tax credits on power generated by these facilities, but is evaluating the other alternatives mentioned.

Climate Change

Recently, efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions and to create national or state renewable portfolio standards. Some examples of these efforts are the Waxman-Markey bill, which passed the United States House of Representatives, the Kerry-Boxer draft bill which was introduced in the United States Senate, and the Wisconsin Clean Energy Jobs Act which has been introduced in the Wisconsin legislature to implement recommendations from the Governor’s Global Warming Task Force.  The Wisconsin Clean Energy Jobs Act establishes statewide goals for the reduction of greenhouse gas emissions and requires certain actions, including an increased renewable portfolio standard, to meet those goals.  In addition, in April 2009, the EPA declared carbon dioxide and several other greenhouse gases to be a danger to public health and welfare, which is the first step towards the EPA potentially regulating greenhouse gases under the Clean Air Act.  A risk exists that such legislation or regulation will increase the cost of energy.  However, WPS believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by its regulated electric utilities will be recoverable in rates.  WPS will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

All of WPS’s generation and distribution facilities are located in the upper Midwest region of the United States.  The same is true for all of WPS’s customers’ facilities.  The physical risks posed by climate change are not expected to be significant at this time. Ongoing evaluations will be conducted as more information on the extent of such physical changes becomes available.

OFF BALANCE SHEET ARRANGEMENTS

See Note 13, "Guarantees," for information regarding WPS's guarantees.

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

Goodwill Impairment

WPS reviews goodwill for impairment as required by the Intangibles - Goodwill and Other Topic of the FASB ASC.  WPS has recorded goodwill of $36.4 million in its natural gas utility segment.  The goodwill is tested for impairment annually on April 1 or more frequently when events or circumstances warrant.  The test for impairment includes estimating the fair market value of the reporting unit using assumptions about future profitability and the correlation between the natural gas utility operations and published projections for other similar natural gas utility operations.  A significant decrease in market values and/or projected future cash flows could result in an impairment loss.  The fair value of the reporting unit currently exceeds the carrying amount by a significant amount, such that WPS believes it is unlikely to fail the goodwill impairment test in the foreseeable future.

Receivables and Reserves

WPS accrues estimated amounts of revenue for services rendered but not yet billed.  Estimated unbilled revenues are calculated using a variety of factors based on customer class.  At December 31, 2009, and 2008, WPS's unbilled revenues were $69.0 million and $88.2 million, respectively.  Any difference between actual revenues and the estimates are recorded in revenue in the next period.  Differences historically have not been significant.

WPS’s reserve for uncollectible accounts is based on known troubled accounts, historical experience, and other currently available information.  Provision for bad debt expense is affected by changes in various factors, including the impacts of the economy, commodity prices, and weather.  Each quarter, WPS evaluates the adequacy of the reserves for uncollectible accounts based on the most current available information and adjusts the reserves for changes in estimated probable accounts receivable losses.  The PSCW includes bad debt expense in rates based on a direct write-off method rather than an accrual method; therefore, a regulatory asset is established representing estimated future write-offs of customer receivables.

Pension and Other Postretirement Benefits

The costs of providing non-contributory defined benefit pension benefits and other postretirement benefits, described in Note 14, "Employee Benefit Plans," are dependent upon numerous factors resulting from actual plan experience and assumptions regarding future experience.

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

The following table shows how a given change in certain actuarial assumptions would impact the projected benefit obligation and the reported net periodic pension cost.  Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2009 Pension Cost
Discount rate	(0.5)	$26.4	$2.1
Discount rate	0.5	(22.2)	(0.2)
Rate of return on plan assets	(0.5)	N/A	2.3
Rate of return on plan assets	0.5	N/A	(2.3)

The following table shows how a given change in certain actuarial assumptions would impact the accumulated other postretirement benefit obligation and the reported net periodic other postretirement benefit cost.  Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2009 Postretirement Benefit Cost
Discount rate	(0.5)	$17.3	$1.7
Discount rate	0.5	(16.0)	(1.6)
Health care cost trend rate	(1.0)	(28.6)	(4.1)
Health care cost trend rate	1.0	35.1	5.5
Rate of return on plan assets	(0.5)	N/A	0.8
Rate of return on plan assets	0.5	N/A	(0.8)

An interest rate yield curve is used to enable appropriate judgments to be made about discount rates.  The yield curve is comprised of non-callable (or callable with make-whole provisions), high-quality corporate bonds with maturities between 0 and 30 years.  The included bonds are generally rated "Aa" with a minimum amount outstanding of $50 million.  The expected annual benefit cash flows are discounted for each of the pension and retiree welfare plans using this yield curve, and a single-point discount rate is developed matching each plan's expected payout structure.

The expected return on asset assumption is based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios.  The assumed long-term rate of return was 8.5% in 2009, 2008, and 2007.  For 2009, 2008, and 2007, the actual rates of return on pension plan assets, net of fees, were 22.0%, (24.7)%, and 7.3%, respectively.

The determination of expected return on qualified plan assets is based on a market-related valuation of assets, which reduces year-to-year volatility.  Cumulative gains and losses in excess of 10% of the greater of the pension or other postretirement benefit obligation or market-related value are amortized over the average remaining future service to expected retirement ages.  In computing the expected return on plan assets, a market-related value of plan assets is used that recognizes changes in fair value over the subsequent five years for plans sponsored by WPS, while the Integrys Energy Group Retirement Plan, sponsored by IBS, recognizes differences between actual investment returns and the expected return on plan assets over a five-year period. Because of this method, the future value of assets will be impacted as previously deferred gains or losses are included in market-related value.

In selecting assumed health care cost trend rates, past performance and forecasts of health care costs are considered.  For more information on health care cost trend rates and a table showing future payments that WPS expects to make for pension and other postretirement benefits, see Note 14, "Employee Benefit Plans."

Regulatory Accounting

The electric and natural gas utility segments of WPS follow the guidance under the Regulated Operations Topic of the FASB ASC, and the financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating these segments.  Certain items that would otherwise be immediately recognized as revenues and expenses are deferred as regulatory assets and regulatory liabilities for future recovery or refund to customers, as authorized by WPS's regulators.  Future recovery of regulatory assets is not assured, and is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness.  Management regularly assesses whether these regulatory assets and liabilities are probable of future recovery or refund by considering factors such as changes in the regulatory environment, earnings at the utility segments, and the status of any pending or potential deregulation legislation.  Once approved, the regulatory assets and liabilities are amortized into income over the rate recovery period.  If recovery or refund of costs is not approved or is no longer deemed probable, these regulatory assets or liabilities are recognized in current period income.

The application of the Regulated Operations Topic of the FASB ASC would be discontinued if the regulated electric and natural gas utility segments or a separable portion of those segments would no longer meet the criteria for application.  Assets and liabilities recognized solely due to the actions of rate regulation would no longer be recognized on the balance sheet, but rather classified as an extraordinary Item in income for the period in which the discontinuation occurred.  A write-off of all of WPS's regulatory assets and regulatory liabilities at December 31, 2009, would result in a 12.2% decrease in total assets and a 13.1% decrease in total liabilities.  See Note 6, "Regulatory Assets and Liabilities," for more information.

Tax Provision

WPS is required to estimate income taxes for each of the jurisdictions in which it operates as part of the process of preparing WPS's consolidated financial statements.  This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within WPS's Consolidated Balance Sheets.  WPS must also assess the likelihood that its deferred tax assets will be recovered through future taxable income.  To the extent WPS believes that recovery is not likely, it must establish a valuation allowance, which is offset by an adjustment to the provision for income taxes in the Consolidated Statements of Income.

Uncertainty associated with the application of tax statutes and regulations and the outcomes of tax audits and appeals require that judgment and estimates be made in the accrual process and in the calculation of effective tax rates.  WPS adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109" (now incorporated as part of the Income Taxes Topic of the FASB ASC), which requires that only income tax benefits that meet the "more likely than not" recognition threshold be recognized or continue to be recognized.  The change in the unrecognized tax benefits needs to be reasonably estimated based on an evaluation of the nature of uncertainty, the nature of events that could cause the change, and an estimate of the range of reasonably possible changes.  As allowed under Interpretation No. 48, WPS also elected to change its method of accounting to record interest and penalties paid on income tax obligations as a component of the provision for income taxes.

Significant management judgment is required in determining WPS's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets.  The assumptions involved are supported by historical data, reasonable projections, and technical interpretations of applicable tax laws and regulations across multiple taxing jurisdictions.  Significant changes in these assumptions could have a material impact on WPS's financial condition and results of operations.  See Note 1(o) "Summary of Significant Accounting Policies - Income Taxes," and Note 11, "Income Taxes," for a discussion of accounting for income taxes.

IMPACT OF INFLATION

WPS's financial statements are prepared in accordance with GAAP.  The statements provide a reasonable, objective, and quantifiable statement of financial results, but generally do not evaluate the impact of inflation.  To the extent WPS is not recovering the effects of inflation, it will file rate cases as necessary in the various jurisdictions in which it operates.

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

Commodity Price Risk and Regulatory Recovery Risk

The electric operations of WPS buy and sell natural gas, fuel oil and coal for use in power generation. They also purchase power from the MISO market at a price that is often reflective of the underlying cost of natural gas used in power generation.  Prudent fuel and purchased power costs are recovered from customers under one-for-one recovery mechanisms by the wholesale electric operations and Michigan retail electric operations of WPS.  The costs of natural gas used by the natural gas operations of WPS are generally also recovered from customers under one-for-one recovery mechanisms.  These recovery mechanisms greatly reduce commodity price risk for the utilities.

WPS's Wisconsin retail electric operations do not have a one-for-one recovery mechanism for price fluctuations.  Instead, a "fuel window" mechanism has partially mitigated the year-to-year price risk.  See
Note 1(e), "Summary of Significant Accounting Policies – Revenue and Customer Receivables," for more information.

To manage commodity price risk, WPS enters into contracts of various durations for the purchase and/or sale of natural gas, fuel for electric generation, and electricity.  In addition, WPS employs risk management techniques pursuant to the risk plans approved by the PSCW, which include the use of derivative instruments such as futures and options.

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

Due to short-term commercial paper borrowings, WPS has exposure to variable interest rates.  Based on the variable rate debt of WPS outstanding at December 31, 2009, a hypothetical increase in market interest rates of 100 basis points would have increased annual interest expense by $0.2 million.  Comparatively, based on the variable rate debt outstanding at December 31, 2008, an increase in interest rates of 100 basis points would have increased interest expense by $0.6 million. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

Equity Return and Principal Preservation Risk

WPS currently funds liabilities related to employee benefits through various external trust funds.  The trust funds are managed by numerous investment managers and hold investments in debt and equity securities.  Changes in the market value of these investments can have an impact on the future expenses related to these liabilities.  Declines in the equity markets or declines in interest rates may result in increased future costs for the plans and possible future required contributions for the pension plans.  The trust fund portfolio is monitored by benchmarking the performance of the investments against certain security indices. The employee benefit costs are recovered in customers' rates, mitigating the equity return and principal preservation risk on these exposures.  Effective December 18, 2009, the defined benefit pension plans were closed to new union hires at WPS.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.  MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of WPS and its subsidiary is responsible for establishing and maintaining adequate internal control over financial reporting.  WPS’s control systems were designed to provide reasonable assurance to WPS’s management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

WPS’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2009, WPS's internal control over financial reporting is effective based on those criteria.

WPS's independent registered public accounting firm has issued an audit report on the effectiveness of WPS’s internal control over financial reporting.

B.  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Wisconsin Public Service Corporation:

We have audited the internal control over financial reporting of Wisconsin Public Service Corporation and subsidiary (the "Company") as of December 31, 2009, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 25, 2010

C. CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31
(Millions)	2009	2008	2007

Operating revenues
Electric	$1,188.2	$1,209.0	$1,125.1
Natural gas	395.6	539.4	471.0
Total operating revenues	1,583.8	1,748.4	1,596.1

Electric production fuels	187.1	204.4	162.6
Purchased power	339.0	384.6	411.1
Natural gas purchased for resale	241.7	382.3	322.2
Operating and maintenance expense	424.2	403.2	352.3
Restructuring expense	10.4	-	-
Depreciation and amortization expense	107.1	99.5	96.4
Taxes other than income taxes	48.7	46.6	45.5
Operating income	225.6	227.8	206.0

Miscellaneous income	16.8	21.6	17.6
Interest expense	(54.0)	(44.0)	(43.5)
Other expense	(37.2)	(22.4)	(25.9)

Income before taxes	188.4	205.4	180.1
Provision for income taxes	68.0	73.1	66.8
Net income	120.4	132.3	113.3

Preferred stock dividend requirements	3.1	3.1	3.1
Net income attributed to common shareholder	$117.3	$129.2	$110.2

The accompanying notes are an integral part of these statements.

D. CONSOLIDATED BALANCE SHEETS

At December 31
(Millions)	2009	2008

Assets
Cash and cash equivalents	$6.0	$9.0
Collateral on deposit	1.9	13.1
Accounts receivable and accrued unbilled revenues, net of reserves of $5.0 and $4.8, respectively	203.6	241.5
Receivables from related parties	8.1	40.6
Inventories	70.1	114.9
Assets from risk management activities	5.0	7.3
Regulatory assets	40.5	34.4
Materials and supplies, at average cost	24.8	25.8
Deferred income taxes	1.8	8.0
Prepaid federal income tax	30.6	3.0
Prepaid gross receipts tax	39.0	39.4
Other current assets	9.2	6.2
Current assets	440.6	543.2

Property, plant, and equipment, net of accumulated depreciation of $1,182.0 and $1,107.7, respectively	2,379.8	2,226.7
Regulatory assets	362.0	400.2
Receivables from related parties	10.5	27.4
Goodwill	36.4	36.4
Other long-term assets	82.0	79.8
Total assets	$3,311.3	$3,313.7

Liabilities and Shareholders' Equity
Short-term debt	$17.0	$60.0
Accounts payable	109.0	123.2
Payables to related parties	26.5	22.5
Liabilities from risk management activities	2.5	12.8
Regulatory liabilities	44.4	16.6
Customer credit balances	28.2	15.4
Other current liabilities	45.1	34.4
Current liabilities	272.7	284.9

Long-term debt to parent	9.3	9.9
Long-term debt	870.9	870.8
Deferred income taxes	294.2	198.8
Deferred investment tax credits	9.8	10.7
Regulatory liabilities	234.2	232.3
Environmental remediation liabilities	75.3	73.9
Pension and other postretirement benefit obligations	258.6	315.8
Payables to related parties	9.0	10.5
Other long-term liabilities	98.1	79.9
Long-term liabilities	1,859.4	1,802.6

Commitments and contingencies

Preferred stock - $100 par value; 1,000,000 shares authorized; 511,882 shares issued and outstanding	51.2	51.2
Common stock - $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid-in capital	640.2	707.4
Retained earnings	392.2	372.0
Total liabilities and shareholders' equity	$3,311.3	$3,313.7

The accompanying notes are an integral part of these statements.

E. CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31
(Millions, except share amounts)		2009	2008

Common stock equity
Common stock - $4 par value; 32,000,000 shares authorized;
23,896,962 shares outstanding		$95.6	$95.6
Additional paid-in capital		640.2	707.4
Retained earnings		392.2	372.0
Total common stock equity		1,128.0	1,175.0

Preferred stock
Cumulative; $100 par value; 1,000,000 shares authorized
with no mandatory redemption -

Series	Shares Outstanding
5.00%	131,916	13.2	13.2
5.04%	29,983	3.0	3.0
5.08%	49,983	5.0	5.0
6.76%	150,000	15.0	15.0
6.88%	150,000	15.0	15.0
Total preferred stock		51.2	51.2

Long-term debt to parent
Series	Year Due
8.76%	2015	3.8	4.0
7.35%	2016	5.5	5.9
Total long-term debt to parent		9.3	9.9

Long-term debt
First Mortgage Bonds
Series	Year Due
7.125%	2023	0.1	0.1
Senior Notes
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
3.95%	2013	22.0	22.0
4.80%	2013	125.0	125.0
6.375%	2015	125.0	125.0
5.65%	2017	125.0	125.0
6.08%	2028	50.0	50.0
5.55%	2036	125.0	125.0
Total First Mortgage Bonds and Senior Notes		872.1	872.1
Unamortized discount on long-term debt, net		(1.2)	(1.3)
Total long-term debt		870.9	870.8
Total capitalization		$2,059.4	$2,106.9

The accompanying notes are an integral part of these statements.

F. CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

						Accumulated
				Additional		Other
	Comprehensive		Common	Paid in	Retained	Comprehensive
(Millions)	Income	Total	Stock	Capital	Earnings	Income (Loss)

Balance at December 31, 2006		$1,100.0	$95.6	$685.1	$319.5	$(0.2)
Net income attributed to common shareholder	$110.2	110.2	-	-	110.2	-
Comprehensive income	$110.2	-	-	-	-	-
Net equity infusions from parent		25.0	-	25.0	-	-
Dividends to parent		(91.2)	-	-	(91.2)	-
Adjustments to unrecognized pension and other postretirement costs
(net of taxes of $0.1)		0.2	-	-	-	0.2
Other		2.4	-	3.7	(1.3)	-

Balance at December 31, 2007		$1,146.6	$95.6	$713.8	$337.2	$-
Net income attributed to common shareholder	$129.2	129.2	-	-	129.2	-
Comprehensive income	$129.2	-	-	-	-	-
Net return of capital to parent		(10.0)	-	(10.0)	-	-
Dividends to parent		(93.9)	-	-	(93.9)	-
Other		3.1	-	3.6	(0.5)	-

Balance at December 31, 2008		$1,175.0	$95.6	$707.4	$372.0	$-
Net income attributed to common shareholder	$117.3	117.3	-	-	117.3	-
Comprehensive income	$117.3	-	-	-	-	-
Net return of capital to parent		(70.0)	-	(70.0)	-	-
Dividends to parent		(96.7)	-	-	(96.7)	-
Other		2.4	-	2.8	(0.4)	-

Balance at December 31, 2009		$1,128.0	$95.6	$640.2	$392.2	$-

The accompanying notes are an integral part of these statements.

G. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2009	2008	2007
Operating Activities
Net Income	$120.4	$132.3	$113.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	107.1	99.5	96.4
Refund of nonqualified decommissioning fund	(0.5)	(0.5)	(70.6)
Recoveries and refunds of other regulatory assets and liabilities	12.2	38.0	7.0
Deferred income taxes and investment tax credit	102.2	12.6	21.5
Bad debt expense	11.7	9.4	7.8
Allowance for equity funds used during construction	(7.2)	(7.0)	(1.2)
Pension and other postretirement expense	14.0	6.8	24.6
Pension and other postretirement funding	(10.4)	(23.5)	(35.1)
Equity income, net of dividends	(1.9)	(0.8)	(3.2)
Other, net	(14.7)	23.4	21.3
Changes in working capital
Collateral on deposit	11.1	(6.6)	6.9
Accounts receivable and accrued unbilled revenues	58.1	(47.0)	(45.3)
Inventories	45.2	(31.8)	20.9
Prepaid federal income taxes	(27.6)	43.5	(14.9)
Other current assets	(3.2)	(5.3)	5.8
Accounts payable	(1.0)	(74.7)	24.8
Accrued taxes	(0.7)	(3.8)	2.3
Other current liabilities	48.8	(4.1)	(8.1)
Net cash provided by operating activities	463.6	160.4	174.2

Investing Activities
Capital expenditures	(259.5)	(275.4)	(221.1)
Proceeds from sale of property	3.1	7.3	-
Assets transferred to IBS	-	8.5	-
Restricted cash for repayment of long-term debt	-	-	22.0
Cash paid for transmission interconnection	-	(17.4)	(23.9)
Proceeds received from transmission interconnection	-	99.7	-
Other	2.9	4.7	6.0
Net cash used for investing activities	(253.5)	(172.6)	(217.0)

Financing Activities
Short-term debt - net	(43.0)	(0.7)	12.7
Issuance of long-term debt	-	125.0	125.0
Payments of long-term debt	(0.6)	(0.6)	(22.5)
Dividends to parent	(96.7)	(93.9)	(91.2)
Equity contributions from parent	-	55.0	50.0
Return of capital to parent	(70.0)	(65.0)	(25.0)
Preferred stock dividends	(3.1)	(3.1)	(3.1)
Other	0.3	0.4	0.2
Net cash (used for) provided by financing activities	(213.1)	17.1	46.1
Net change in cash and cash equivalents	(3.0)	4.9	3.3
Cash and cash equivalents at beginning of year	9.0	4.1	0.8
Cash and cash equivalents at end of year	$6.0	$9.0	$4.1

The accompanying notes to WPS's consolidated financial statements are an integral part of these statements.

H.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Nature of Operations--WPS is a regulated electric and natural gas utility, serving customers in northeastern Wisconsin and an adjacent portion of Michigan's Upper Peninsula.  WPS is subject to the jurisdiction of and regulation by the PSCW and the MPSC, which have general supervisory and regulatory powers over practically all phases of the public utility business in Wisconsin and Michigan, respectively.  WPS is also subject to the jurisdiction of the FERC, which regulates WPS's pipelines and wholesale electric rates.  At December 31, 2009, WPS had only one wholly owned subsidiary, WPS Leasing.

The term "utility" refers to the regulated activities of WPS's electric and natural gas utility segments, while the term "nonutility" refers to the activities of WPS's electric and natural gas utility segments that are not regulated.

(b)           Consolidated Basis of Presentation--The consolidated financial statements include the accounts of WPS and its wholly owned subsidiary, after eliminating intercompany transactions and balances.  The cost method of accounting is used for investments when WPS does not have  significant influence over the operating and financial policies of the investee.  Investments in businesses not controlled by WPS, but over which it has significant influence regarding the operating and financial policies of the investee, are accounted for using the equity method.  These consolidated financial statements also reflect WPS's proportionate interests in certain jointly owned utility facilities.

(c)           Use of Estimates--WPS prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  WPS makes estimates and assumptions that affect assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

(d)           Cash and Cash Equivalents--Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the WPS Consolidated Statements of Cash Flows:

(Millions)	2009	2008	2007
Cash paid for interest	$49.4	$42.7	$37.6
Cash (received) paid for income taxes	(4.5)	59.1	30.8

Construction costs funded through accounts payable and treated as non-cash investing activities totaled $13.5 million, $20.6 million, and $26.1 million at December 31, 2009, 2008, and 2007, respectively.

(e)           Revenue and Customer Receivables--Revenues are recognized on the accrual basis and include estimated amounts for electric and natural gas services provided but not billed.  At December 31, 2009 and 2008, WPS's unbilled revenues were $69.0 million and $88.2 million, respectively.  At December 31, 2009, there were no customers or industries that accounted for more than 10% of WPS's revenues.

Prudent fuel and purchased power costs are recovered from customers under one-for-one recovery mechanisms by the wholesale electric operations and Michigan retail electric operations of WPS, which provide for subsequent adjustments to rates for changes in commodity costs.  There is a portion of WPS's wholesale electric business that limits cost recovery to no greater than the 2-year average rate charged to large industrial retail customers for that same period.  The costs of natural gas prudently incurred by WPS's natural gas utility operations are also recovered from customers under one-for-one recovery mechanisms.

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

WPS is required to provide service and grant credit (with applicable deposit requirements) to customers within its service territories.  WPS continually reviews its customers' credit-worthiness and obtains or refunds deposits accordingly. WPS is precluded from discontinuing service to residential customers during winter moratorium months.

WPS both sells and purchases power in the MISO market.  If WPS is a net seller in a particular hour, the net amount is reported as revenue.  If WPS is a net purchaser in a particular hour, the net amount is recorded as purchased power on the Consolidated Statements of Income.

WPS presents revenues net of pass-through taxes on the Consolidated Statements of Income.

(f)           Inventories--Inventories consist of natural gas in storage and fossil fuels, including coal.  Average cost is used to value fossil fuels and natural gas in storage.

(g)           Risk Management Activities--As part of its regular operations, WPS enters into contracts, including options, futures, forwards, and other contractual commitments, to manage changes in commodity prices, which are described more fully in Note 2, "Risk Management Activities."  Derivative instruments are entered into in accordance with the terms of the risk management plans approved by the WPS Board of Directors and the PSCW or MPSC.

All derivatives are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and sales exception.  WPS continually assesses its contracts designated as normal and will discontinue the treatment of these contracts as normal if the required criteria are no longer met.  Most energy-related physical and financial derivatives at WPS qualify for regulatory deferral.  These derivatives are marked to fair value; the resulting risk management assets are offset with regulatory liabilities or decreases to regulatory assets, and risk management liabilities are offset with regulatory assets or decreases to regulatory liabilities.  Management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be collected from or refunded to customers in rates.

WPS classifies unrealized gains and losses on derivative instruments that do not qualify for regulatory deferral as a component of natural gas purchased for resale or operating and maintenance expense, depending on the nature of the transaction.

FASB ASC 815-10-45 provides the option to present certain asset and liability derivative positions net on the balance sheet and to net the related cash collateral against these net derivative positions.  WPS elected not to net these items.  On the Consolidated Balance Sheets, cash collateral provided to others is shown separately as collateral on deposit.

(h)           Emission Allowances--WPS accounts for emission allowances as inventory at average cost by vintage year.  Charges to income result when allowances are utilized in operating WPS's generation plants. Gains on sales of allowances are returned to ratepayers.

(i)           Property, Plant, and Equipment--Utility plant is stated at cost, including any associated AFUDC and asset retirement costs.  The costs of renewals and betterments of units of property (as distinguished from minor items of property) are capitalized as additions to the utility plant accounts.  Except for land, no gain or loss is recognized in connection with ordinary retirements of utility property units.  Maintenance, repair, replacement, and renewal costs associated with items not qualifying as units of property are considered operating expenses.  WPS charges the cost of units of property retired, sold, or otherwise disposed of, less salvage value, to the accumulated provision for depreciation.  WPS records a regulatory liability for removal costs included in rates, with actual removal costs charged against the liability as incurred.

WPS records straight-line depreciation expense over the estimated useful life of utility property, using depreciation rates as approved by the applicable regulators. Annual utility composite depreciation rates are shown below.

Annual Utility Composite Depreciation Rates	2009	2008	2007
Electric	3.04%	3.09%	3.35%
Natural gas	3.30%	3.39%	3.52%

Interest capitalization is applied to nonutility property during construction, and a gain or loss is recognized for retirements.  At December 31, 2009, and 2008, nonutility property consisted primarily of land.

WPS capitalizes certain costs related to software developed or obtained for internal use and amortizes those costs to operating expense over the estimated useful life of the related software, which ranges from three to seven years.  If software is retired prior to being fully amortized, the difference is recorded as a loss on the Consolidated Statements of Income.

See Note 4, "Property, Plant, and Equipment," for details regarding WPS's property, plant, and equipment balances.

(j)           AFUDC--WPS capitalizes the cost of funds used for construction using a calculation that includes both internal equity and external debt components, as required by regulatory accounting.  The internal equity component of capitalized AFUDC is accounted for as other income, and the external debt component is accounted for as a decrease to interest expense.

Approximately 50% of WPS's retail jurisdictional construction work in progress expenditures are subject to the AFUDC calculation. For 2009, WPS's average AFUDC retail rate was 8.61%, and its AFUDC wholesale rate was 7.78%.

WPS's allowance for equity funds used during construction for 2009, 2008, and 2007 was $5.1 million, $5.2 million, and $0.9 million, respectively.  WPS's allowance for borrowed funds used during construction for 2009, 2008, and 2007 was $2.0 million, $1.8 million, and $0.3 million, respectively.

(k)           Regulatory Assets and Liabilities--Regulatory assets represent probable future revenue associated with certain costs or liabilities that have been deferred and are expected to be recovered from customers through the ratemaking process.  Regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or amounts collected in rates for future costs.  If at any reporting date a previously recorded regulatory asset is no longer probable of recovery, the regulatory asset is reduced to the amount considered probable of recovery with the reduction charged to expense in the year the determination is made.  See Note 6, "Regulatory Assets and Liabilities," for more information.

(l)           Goodwill--Goodwill is not amortized, but is subject to an annual impairment test.  WPS performs its goodwill impairment test during the second quarter of each year.  Interim impairment tests are performed whenever events or changes in circumstances indicate that the asset might be impaired.

(m)           Retirement of Debt--Any call premiums or unamortized expenses associated with refinancing utility debt obligations are amortized consistent with regulatory treatment of those items.  Any gains or losses resulting from the retirement of utility debt that is not refinanced are either amortized over the remaining life of the original debt or recorded through earnings.

(n)           Asset Retirement Obligations--WPS recognizes legal obligations at fair value associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development, and/or normal operation of the assets.  A liability is recorded for these obligations as long as the fair value can be reasonably estimated, even if the timing or method of settling the obligation is unknown.  The asset retirement obligations are accreted using a credit-adjusted risk-free interest rate commensurate with the expected settlement dates of the asset retirement obligations; this rate is determined at the date the obligation is incurred.  The associated retirement costs are capitalized as part of the related long-lived assets and are depreciated over the useful lives of the assets.  See Note 10, "Asset Retirement Obligations," for more information.

(o)           Income Taxes--Deferred income taxes have been recorded to recognize the expected future tax consequences of events that have been included in the financial statements by using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements.  WPS records valuation allowances for deferred tax assets when it is uncertain if the benefit will be realized in the future. WPS is allowed to defer certain adjustments made to income taxes that will impact future rates and record regulatory assets or liabilities related to these adjustments.

For investment tax credits generated in WPS's regulated operations, regulators reduce future rates over the lives of the property to which the tax credits relate.  Accordingly, WPS defers the investment tax credits in the year the taxes payable are reduced, and WPS reduces the provision for income taxes over the useful lives of the related property.  Production tax credits generally reduce the provision for income taxes in the year that electricity from the qualifying facility is generated and sold.  Investment tax credits and production tax credits that do not reduce income taxes payable for the current year are eligible for carryover and recognized as a deferred tax asset.  A valuation allowance is established unless it is more likely than not that the credits will be realized during the carryforward period.

WPS and its subsidiary are included in the consolidated United States income tax return filed by Integrys Energy Group.  WPS and its subsidiary are parties to a federal and state tax allocation arrangement with Integrys Energy Group and its subsidiaries under which each entity determines its provision for income taxes on a stand-alone basis.  WPS settles the intercompany liabilities at the time that payments are made to the applicable taxing authority.  At December 31, 2009, there were no significant intercompany payables or receivables for income taxes.

WPS reports interest and penalties accrued related to income taxes as a component of provision for income taxes in the Consolidated Statements of Income, as well as regulatory assets or regulatory liabilities in the Consolidated Balance Sheets.

For more information regarding WPS's accounting for income taxes, see Note 11, "Income Taxes."

(p)           Guarantees--WPS follows the guidance of the Guarantees Topic of the FASB ASC, which requires that the guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  For additional information on guarantees, see Note 13, "Guarantees."

(q)           Employee Benefits--The costs of pension and other postretirement benefits are expensed over the periods during which employees render service.  The transition obligation related to the other postretirement plans is being recognized over a 20-year period beginning in 1993.  In computing the expected return on plan assets, a market-related value of plan assets is used.  Changes in fair value are recognized over the subsequent five years for plans sponsored by WPS, while differences between actual investment returns and the expected return on plan assets are recognized over a five-year period for the Integrys Energy Group Retirement Plan, sponsored by IBS. The benefit costs associated with employee benefit plans are allocated among Integrys Energy Group's subsidiaries based on employees' time reporting and actuarial calculations, as applicable.  WPS's regulators allow recovery in rates for the net periodic benefit cost calculated under GAAP.

WPS recognizes the funded status of defined benefit postretirement plans on the balance sheet, and recognizes changes in the plans' funded status in the year in which the changes occur.  WPS records changes in the funded status to regulatory asset or liability accounts, pursuant to the Regulated Operations Topic of the FASB ASC.

WPS accounts for its participation in benefit plans sponsored by IBS and other postretirement benefit plans sponsored by WPS as multiple employer plans.  Under affiliate agreements, WPS is responsible for its share of plan obligations and is entitled to its share of plan assets; accordingly, WPS accounts for its pro rata share of these plans as its own plan.  WPS and IBS use a December 31 measurement date for all plans.

For additional information on WPS's employee benefits, see Note 14, "Employee Benefit Plans."

(r)           Fair Value--Effective January 1, 2008, WPS adopted SFAS No. 157, "Fair Value Measurements" (now incorporated as part of the Fair Value Measurements and Disclosures Topic of the FASB ASC).  This standard defined fair value and required enhanced disclosures about assets and liabilities carried at fair value.  These disclosures can be found in Note 18, "Fair Value."

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  WPS utilizes a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing certain derivative assets and liabilities.

SFAS No. 157 established a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy are defined as follows:

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

(s)           Subsequent Events--Subsequent events at WPS were evaluated for potential recognition or disclosure through February 25, 2010, which is the date the consolidated financial statements were issued.

(t)           New Accounting Pronouncements--SFAS No. 167, "Amendments to FASB Interpretation
No. 46(R)" (now incorporated as part of the Consolidation Topic of the FASB ASC), was issued in June 2009.  This statement introduces a requirement to perform ongoing assessments to determine whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.  In addition, this statement clarifies that the enterprise that is required to consolidate a variable interest entity will have a controlling financial interest evidenced by (1) the power to direct the activities that most significantly affect the entity's economic performance, and (2) the obligation to absorb losses or the right to receive benefits that are potentially significant to the variable interest entity.  Additional disclosures are required regarding involvement with variable interest entities, as well as the methodology used to determine the primary beneficiary of any variable interest entities.  This standard was effective for WPS beginning January 1, 2010.  Management is currently evaluating the impact that the adoption will have on WPS's first quarter 2010 consolidated financial statements.

NOTE 2--RISK MANAGEMENT ACTIVITIES

WPS uses derivative instruments to manage commodity costs.  None of these derivatives are designated as hedges for accounting purposes.  The derivatives include a limited number of natural gas purchase contracts, financial derivative contracts (NYMEX futures and options), and financial transmission rights (FTRs) used by the electric utility segment to manage electric transmission congestion costs.  The NYMEX futures and options were used by both the electric and natural gas utility segments to mitigate the risks associated with the market price volatility of natural gas costs and the costs of gasoline and diesel fuel used by WPS's utility vehicles.

The following table shows WPS's assets and liabilities from risk management activities:

		Assets		Liabilities
(Millions)	Balance Sheet Presentation	December 31 2009	December 31 2008	December 31 2009	December 31 2008
Commodity contracts	Current	$5.0	$7.3	$2.5	$12.8
Commodity contracts	Other Long-term	-	-	-	0.2
Total		$5.0	$7.3	$2.5	$13.0

Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

The table below shows the unrealized gains (losses) recorded related to derivatives at WPS.

(Millions)	Financial Statement Presentation	2009
Commodity contracts	Balance Sheet – Regulatory assets (current)	$10.5
Commodity contracts	Balance Sheet – Regulatory assets (long-term)	0.2
Commodity contracts	Balance Sheet – Regulatory liabilities (current)	(0.8)
Commodity contracts	Income Statement – Natural gas purchased for resale	0.1

At December 31, 2009, WPS had the following notional volumes of outstanding derivative contracts:

Commodity	Purchases	Other Transactions
Natural gas (millions of therms)	54.6	N/A
FTRs (millions of kilowatt-hours)	N/A	4,306.0
Petroleum products (barrels)	15,144	N/A

The following table shows WPS's cash collateral positions:

(Millions)	December 31, 2009	December 31, 2008
Cash collateral provided to others	$1.9	$13.1

NOTE 3--RESTRUCTURING EXPENSE

In an effort to permanently remove costs from its operations, Integrys Energy Group developed a strategy at the end of 2009 that includes a reduction in the workforce supporting WPS.  In connection with this strategy, $10.4 million of employee-related costs were included in the restructuring expense line item on the Consolidated Statements of Income.  None of these costs had been paid out as of
December 31, 2009.  The costs at WPS were distributed across its segments as follows:

(Millions)	2009
Natural gas utility	$2.6
Electric utility	7.8
Total restructuring costs	$10.4

NOTE 4--PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31 consisted of the following utility and nonutility assets:

(Millions)	2009	2008
Electric utility	$2,854.0	$2,566.2
Natural gas utility	671.9	606.7
Total utility plant	3,525.9	3,172.9
Less: Accumulated depreciation	1,174.6	1,100.8
Net	2,351.3	2,072.1
Construction work in progress	20.5	145.9
Net utility plant	2,371.8	2,218.0

Nonutility plant	15.4	15.6
Less: Accumulated depreciation	7.4	6.9
Net nonutility plant	8.0	8.7

Total property, plant, and equipment	$2,379.8	$2,226.7

NOTE 5--JOINTLY OWNED UTILITY FACILITIES

WPS holds a joint ownership interest in certain electric generating facilities.  WPS is entitled to its share of generating capability and output of each facility equal to its respective ownership interest.  WPS also pays its ownership share of additional construction costs, fuel inventory purchases, and operating expenses unless specific agreements have been executed to limit its maximum exposure to additional costs.  WPS's share of significant jointly owned electric generating facilities as of December 31, 2009, was as follows:

(Millions, except for percentages and megawatts)	Weston 4	West Marinette Unit No. 33	Columbia Energy Center Units 1 and 2	Edgewater Unit No. 4
Ownership	70.0%	68.0%	31.8%	31.8%
WPS's share of rated capacity (megawatts)	374.5	56.8	335.2	105.0
Utility plant in service	$609.8	$18.2	$165.9	$37.8
Accumulated depreciation	$53.5	$9.7	$102.4	$23.5
In-service date	2008	1993	1975 and 1978	1969

WPS's share of direct expenses for these plants is recorded in operating expenses in the Consolidated Statements of Income.  WPS has supplied its own financing for all jointly owned projects.

NOTE 6--REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected in WPS's Consolidated Balance Sheets as of December 31:

(Millions)	2009	2008

Regulatory assets
Pension and other postretirement benefit related items	$201.7	$246.8
Environmental remediation costs (net of insurance recoveries)	74.2	74.1
De Pere Energy Center	33.4	35.8
Decoupling	21.0	-
Weston 3 lightning strike	18.1	22.3
Costs of previously owned nuclear plant	14.3	24.1
Conservation program costs	9.2	-
Income tax related items	8.1	1.1
Energy costs receivable through rate adjustments	5.4	3.6
Bad debt expense	5.0	4.8
Asset retirement obligations	4.8	4.3
Derivatives	2.9	13.6
Other	4.4	4.1
Total	$402.5	$434.6
Balance Sheet Presentation
Current	$40.5	$34.4
Long-term	362.0	400.2
Total	$402.5	$434.6

Regulatory liabilities
Cost of removal reserve	$211.9	$202.0
Energy costs refundable through rate adjustments	33.2	6.2
Pension and other postretirement benefit related items	22.2	21.1
ATC and MISO refunds	4.6	9.6
Derivatives	4.0	4.8
Income tax related items	0.6	1.8
Other	2.1	3.4
Total	$278.6	$248.9
Balance Sheet Presentation
Current	$44.4	$16.6
Long-term	234.2	232.3
Total	$278.6	$248.9

WPS expects to recover its regulatory assets and incur future costs or refund its regulatory liabilities through rates charged to customers based on specific ratemaking decisions over periods specified by the regulators or over the normal operating period of the assets and liabilities to which they relate.  Based on prior and current rate treatment for such costs, WPS believes it is probable that it will continue to recover from customers the regulatory assets described above.

The regulatory assets related to environmental remediation costs and the Weston 3 lightning strike are not earning a rate of return.  The regulatory asset for environmental remediation costs includes both liabilities and costs incurred to remediate the former manufactured gas plant sites that have not yet been recovered through rates.  At December 31, 2009, environmental remediation costs that have been incurred but not yet recovered in rates were not significant.  WPS is authorized recovery of the regulatory asset related to the Weston 3 lightning strike over a six-year period.  These regulatory assets are expected to be recovered from customers in future rates; however, the carrying costs of these assets are borne by Integrys Energy Group's shareholders.

Prior to WPS purchasing the De Pere Energy Center, WPS had a long-term power purchase contract with the De Pere Energy Center that was accounted for as a capital lease.  As a result of the purchase, the capital lease obligation was reversed and the difference between the capital lease asset and the purchase price was recorded as a regulatory asset.  WPS is authorized recovery of this regulatory asset over a 20-year period.

See Note 12, "Commitments and Contingencies," Note 14, "Employee Benefit Plans," and Note 20, "Regulatory Environment," for more information on some of the more significant regulatory assets and liabilities listed in the above table.

NOTE 7--LEASES

WPS leases various property, plant, and equipment.  Terms of the leases vary, but generally require WPS to pay property taxes, insurance premiums, and maintenance costs associated with the leased property.  Many of WPS's leases contain one of the following options upon the end of the lease term:  (a) purchase the property at the current fair market value or (b) exercise a renewal option, as set forth in the lease agreement.  Rental expense attributable to operating leases was $5.1 million, $7.1 million, and $4.7 million in 2009, 2008, and 2007, respectively.  Future minimum rental obligations under non-cancelable operating leases are payable as follows:

Year ending December 31
(Millions)
2010	$3.7
2011	2.9
2012	1.6
2013	1.6
2014	1.0
Later years	15.7
Total payments	$26.5

NOTE 8--SHORT-TERM DEBT AND LINES OF CREDIT

WPS's short-term borrowings consist of sales of commercial paper and short-term notes.  Amounts shown are as of December 31:

(Millions, except for percentages)	2009	2008	2007
Commercial paper outstanding	$7.0	$50.0	$50.7
Average discount rate on outstanding commercial paper	0.22%	5.27%	5.65%
Short-term notes payable outstanding	$10.0	$10.0	$10.0
Average interest rate on short-term notes payable	0.18%	1.86%	5.20%

The commercial paper outstanding at December 31, 2009, had a maturity date of January 4, 2010.

The table below presents WPS's average amount of short-term borrowings outstanding based on daily outstanding balances during the years ended December 31:

(Millions)	2009	2008	2007
Average amount of commercial paper outstanding	$3.2	$26.2	$45.9
Average amount of short-term notes payable outstanding	$10.0	$10.0	$10.0

WPS manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to WPS's short-term debt, lines of credit, and remaining available capacity as of December 31:

(Millions)	Maturity	2009	2008
Revolving credit facility (1)	6/02/10	$115.0	$115.0
Revolving short-term notes payable (2)	5/13/10	10.0	10.0
Total short-term credit capacity		125.0	125.0

Less:
Letters of credit issued inside credit facilities		3.2	3.8
Loans outstanding under credit agreements and notes payable		10.0	10.0
Commercial paper outstanding		7.0	50.0
Available capacity under existing agreements		$104.8	$61.2

(1) Provides support for WPS's commercial paper borrowing program.
(2) This note is renewed every six months and is used for general corporate purposes.

At December 31, 2009, WPS was in compliance with all financial covenants related to outstanding short-term debt.  WPS's revolving credit agreement contains financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.

NOTE 9--LONG-TERM DEBT

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

At December 31, 2009, WPS was in compliance with all financial covenants related to outstanding long-term debt.  WPS's long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.

A schedule of all principal debt payment amounts related to bond maturities, excluding those associated with long-term debt to parent, is as follows:

Year ending December 31 (Millions)
2010	$-
2011	150.0
2012	150.0
2013	147.0
2014	-
Later years	425.1
Total payments	$872.1

NOTE 10--ASSET RETIREMENT OBLIGATIONS

WPS has asset retirement obligations primarily related to asbestos abatement at certain generation facilities, office buildings, and service centers; disposal of PCB-contaminated transformers; and closure of fly-ash landfills at certain generation facilities.  WPS establishes regulatory assets and liabilities to record the differences between ongoing expense recognition under the Asset Retirement and Environmental Obligations accounting rules, and the ratemaking practices for retirement costs authorized by the applicable regulators.  All asset retirement obligations are recorded as other long-term liabilities on the Consolidated Balance Sheets of WPS.

Changes to Asset Retirement Obligation Liabilities

The following table shows changes to the asset retirement obligations of WPS through December 31, 2009.

(Millions)
Asset retirement obligations at December 31, 2006	$8.1
Accretion	0.5
Asset retirement obligations at December 31, 2007	8.6
Accretion	0.5
Asset retirement obligations transferred in sales	(0.1)
Asset retirement obligations at December 31, 2008	9.0
Accretion	0.5
Additions and revisions to estimated cash flows	8.3	*
Asset retirement obligations at December 31, 2009	$17.8

*	This amount includes a $6.3 million asset retirement obligation related to the 99-megawatt Crane Creek wind generation project that became operational in the fourth quarter of 2009.

NOTE 11--INCOME TAXES

Deferred Income Tax Assets and Liabilities

Certain temporary book to tax differences for which the offsetting amount is recorded as a regulatory asset or liability, are presented in the table below as net amounts, consistent with regulatory treatment.  The principal components of deferred income tax assets and liabilities recognized in the Consolidated Balance Sheets as of December 31 are as follows:

(Millions)	2009	2008

Deferred income tax assets:
Employee benefits	$45.3	$42.7
Other	2.9	3.7
Total deferred income tax assets	$48.2	$46.4

Deferred income tax liabilities:
Plant related	$290.3	$213.9
Regulatory deferrals	29.6	17.9
Deferred income	20.7	5.4
Total deferred income tax liabilities	$340.6	$237.2

Consolidated Balance Sheet presentation:
Current deferred income tax assets	$1.8	$8.0
Long-term deferred income tax liabilities	294.2	198.8
Net deferred income tax liabilities	$292.4	$190.8

Federal Income Tax Expense

The following table presents a reconciliation of federal income taxes to the provision for income taxes reported in the Consolidated Statements of Income for the periods ended December 31.  The taxes are calculated by multiplying the statutory federal income tax rate by book income before federal income tax.

	2009		2008		2007
(Millions, except for percentages)	Rate	Amount	Rate	Amount	Rate	Amount

Statutory federal income tax	35.0%	$66.0	35.0%	$71.9	35.0%	$63.0
State income taxes, net	5.2	9.7	4.3	8.9	4.9	8.9
Benefits and compensation	(1.3)	(2.4)	(1.3)	(2.6)	(1.9)	(3.4)
Other differences, net	(2.8)	(5.3)	(2.4)	(5.1)	(0.9)	(1.7)
Effective income tax	36.1%	$68.0	35.6%	$73.1	37.1%	$66.8

Current provision
Federal		$(36.1)		$46.0		$37.1
State		2.7		14.5		8.4
Total current provision		(33.4)		60.5		45.5

Deferred provision		103.1		13.8		22.5
Unrecognized tax benefits		(0.3)		-		(1.0)
Interest		(0.5)		-		0.8
Investment tax credit - net		(0.9)		(1.2)		(1.0)
Total provision for income taxes		$68.0		$73.1		$66.8

As the related temporary differences reverse, WPS is prospectively refunding taxes to or collecting taxes from customers for which deferred taxes were recorded in prior years at rates different than current rates. The net regulatory asset and net regulatory liability for these and other regulatory tax effects totaled $4.5 million and $1.8 million as of December 31, 2009, and 2008, respectively.

WPS reports accrued interest and penalties related to income taxes as a component of the provision for income taxes.  WPS had accrued interest expense of $2.1 million and no accrued penalties related to unrecognized tax benefits at December 31, 2009.  WPS had accrued interest expense of $0.1 million and no accrued penalties related to unrecognized tax benefits at December 31, 2008.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions)	2009	2008	2007

Balance at January 1	$0.6	$0.8	$3.5
Increase related to tax positions taken in prior years	9.0	0.2	0.2
Decrease related to tax positions taken in prior years	-	(0.6)	(0.4)
Increase related to tax positions taken in current year	-	-	0.2
Increase related to settlements	-	0.2	-
Decrease related to settlements	(0.3)	-	(2.7)
Balance at December 31	$9.3	$0.6	$0.8

At December 31, 2009, recognition in subsequent periods of unrecognized tax benefits could affect WPS's net income by $0.4 million.

WPS files income tax returns in the United States federal jurisdiction and in various state and local jurisdictions on a stand-alone basis or as part of Integrys Energy Group filings.

In 2009, WPS closed the following examinations:

●	Wisconsin Department of Revenue – for the 2001 through 2006 tax years.

WPS has open examinations for the following major jurisdictions for the following tax years:

●	IRS – for the 2006 and 2007 tax years.

In the next 12 months, WPS does not expect to settle any open examinations in any of its multiple taxing jurisdictions.  Therefore, there is no expected change in unrecognized tax benefits related to settlements.

NOTE 12--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

WPS routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  WPS has obligations to distribute and sell electricity and natural gas to customers and expects to recover costs related to these obligations in future customer rates.

The obligations described below are as of December 31, 2009.

●
WPS's electric utility segment has obligations related to coal supply and transportation that extend through 2016 and total $350.7 million, obligations of $1,162.6 million for either capacity or energy related to purchased power that extend through 2027, and obligations for other commodities totaling $13.5 million, which extend through 2013.

●	WPS's natural gas utility segment has obligations related to natural gas supply and transportation contracts totaling $433.0 million, some of which extend through 2024.
●	WPS also has commitments in the form of purchase orders issued to various vendors, which totaled $215.1 million and relate to normal business operations, including construction projects.

General

Amounts ultimately paid as penalties, or ultimately determined to be paid in lieu of penalties, will not be deductible for income tax purposes.

Environmental

Clean Air Act New Source Review Issues

Weston and Pulliam Plants:
On November 18, 2009, the EPA issued a Notice of Violation (NOV) to WPS alleging violations of the New Source Review requirements of the Clean Air Act (CAA).  Specifically, the allegations relate to requirements for certain projects undertaken at Pulliam and Weston from 1994 to 2009.  WPS has evaluated the NOV, including an analysis of the allegations as well as options for resolution with the EPA and has met with the EPA to begin discussions on a possible resolution.  WPS continues to review the allegations but is currently unable to predict the impact on its consolidated financial statements.

Columbia Plant:
On October 10, 2009, WPS, along with its co-owners, received from the Sierra Club a Notice of Intent (NOI) to file a civil lawsuit based on allegations that major modifications were made at the Columbia generation station without complying with the CAA.  Specifically, the allegations suggest that Prevention of Significant Deterioration (PSD) permits that imposed Best Available Control Technology (BACT) limits on emissions should have been obtained for the Columbia generation station, which is jointly owned by Wisconsin Power and Light (WP&L), Madison Gas and Electric Company, and WPS, and operated by WP&L.  The NOI also covers similar allegations related to another generation station solely owned by WP&L.  WPS is reviewing the allegations but is currently unable to predict the impact on its consolidated financial statements.

WP&L, on behalf of itself and the joint owners, sent a Notice of Deficiency to the Sierra Club regarding the NOI.  In response, the Sierra Club filed a Supplemental NOI on December 14, 2009, purporting to correct the deficiencies.  WP&L is in the process of analyzing the allegations and has begun discussions with the Sierra Club.

Edgewater Plant:
On December 11, 2009, WPS, along with its co-owners, received from the Sierra Club a copy of an NOI to file a civil lawsuit against the EPA based on the EPA's failure to take actions against the co-owners and operator of the Edgewater generation station based upon allegations of failure to comply with the CAA.  Specifically, the allegations suggest that PSD permits that imposed BACT limits on emissions from the facilities should have been obtained for Edgewater.  Edgewater is jointly owned by WP&L, WE Energies (Unit 5) and WPS (Unit 4), and operated by WP&L.  WP&L is in the process of analyzing the Sierra Club's actions.  WPS is reviewing the allegations but is currently unable to predict the impact on its consolidated financial statements.

On December 21, 2009, WPS, along with its co-owners, received from the Sierra Club an NOI to file a civil lawsuit based on allegations that major modifications were made at the Edgewater generation station without complying with the PSD and Title V Operating Permit requirements of the CAA.  Specifically, the allegations suggest that PSD permits that imposed BACT limits on emissions from the facilities should have been obtained for Edgewater.  WP&L is in the process of analyzing the allegations and has begun discussions with the Sierra Club.  WPS is reviewing the allegations but is currently unable to predict the impact on its consolidated financial statements.

Columbia and Edgewater Plants:
On December 14, 2009, the EPA issued an NOV to WP&L relative to its Nelson Dewey Plant and to WP&L and the other joint owners of the Columbia and Edgewater generation stations alleging violations of New Source Review requirements of the CAA for certain projects undertaken at those plants.  WP&L is the operator of these plants and is in the process of analyzing the NOV.  The joint owners met with the EPA to begin discussions on a possible resolution.  WPS is also reviewing the allegations but is currently unable to predict the impact on its consolidated financial statements.

EPA Settlements with Other Utilities:
In response to the EPA's CAA enforcement initiative, several utilities elected to settle with the EPA, while others are in litigation.  The fines and penalties (including the cost of supplemental environmental projects) associated with settlements involving comparably-sized facilities to Weston and Pulliam range between $7 million and $30 million.  The regulatory interpretations upon which the lawsuits or settlements are based may change based on future court decisions made in the pending litigation.

If the EPA brings a claim against WPS, and if it were determined by a court that historic projects at WPS's Pulliam and Weston plants required either a state or federal CAA permit, WPS may, under the applicable statutes, be required, in order to resolve any such claim, to:

●	shut down any unit found to be operating in non-compliance,
●	install additional pollution control equipment,
●	pay a fine, and/or
●	conduct a supplemental environmental project.

In addition, under the CAA, citizen groups may pursue a claim.  Except as noted above for the Columbia and Edgewater plants, WPS has no notice of such a claim.

Weston Air Permits

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

On April 27, 2007, the Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007 permit language, which was granted by the WDNR.  Both parties subsequently moved for summary judgment.  In a decision issued on November 8, 2007, the administrative law judge granted WPS's motion for summary judgment in that proceeding, upholding the March 28, 2007 permit language.  The Sierra Club filed petitions with the Dane County Circuit Court on April 27, 2007, and November 14, 2007, for judicial review of the Weston 4 air permit and the underlying proceedings before the administrative law judge.  These two judicial review proceedings were consolidated by the court.  On February 12, 2009, the court upheld the administrative law judge's final order, which affirmed the WDNR's actions.  The Sierra Club appealed this decision and the parties have completed filing briefs and are awaiting the court's decision.

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

In December 2008, an NOV was issued to WPS by the WDNR alleging various violations of the air permits for Weston 4, as well as Weston 1 and 2.  The alleged violations include an exceedance of the carbon monoxide and volatile organic compound limits at Weston 4, exceedances of the hourly sulfur dioxide limit in ten three-hour periods during startup/shutdown and during one separate event at Weston 4, and two that address baghouse operation at Weston 1 and 2.  On July 22, 2009, an NOV was issued to WPS by the WDNR alleging violations of the opacity limits during two six-minute periods (one each at Weston 2 and 4) and of the sulfur dioxide average limit during one three-hour period at Weston 4. An NOV was issued to WPS in September 2009 relating to one event involving baghouse operation at Weston 1 and 2 that occurred in December 2008.  A fourth NOV was issued on December 14, 2009, for a clerical error involving pages missing from a quarterly report.  Corrective actions have been taken for the events in the four NOVs.  An enforcement conference was held on January 7, 2009, for the December 2008 NOV and on August 26, 2009, for the July 2009 NOV.  Discussions with the WDNR on the severity classification of the events continue.  Management believes it is likely that the WDNR will refer the NOVs to the state Justice Department for enforcement.  Management does not believe that these matters will have a material adverse impact on the consolidated financial statements of WPS.

In early November 2006, it came to the attention of WPS that previous ambient air quality computer modeling done by the WDNR for the Weston facility (and other nearby air sources) did not take into account the emissions from the existing Weston 3 facility for purposes of evaluating air quality increment consumption under the required PSD.  WPS believes it has undertaken and completed corrective measures to address any identified modeling issues and anticipates issuance of a revised Title V permit that will resolve this issue.  WPS currently is not able to make a final determination of the probable cost impact of this issue, if any.

Columbia Air Permit

The renewal of the Title V air permit for the Columbia generation station, jointly owned by WP&L, MG&E, and WPS and operated by WP&L, was issued by the WDNR on September 2, 2008.  On October 8, 2009, the EPA issued an order objecting to the Title V air permit.  The order responds to a petition filed by the Sierra Club and determined that a project in 2006 to replace the economizer, final superheater, and related components on Unit 1 should have been permitted as a "major modification."  The order directs the WDNR to resolve the EPA's objections within 90 days and "terminate, modify, or revoke and reissue" the Title V permit accordingly.  It is not known how the WDNR will respond to the order.

Mercury and Interstate Air Quality Rules

Mercury

The State of Wisconsin's mercury rule, Chapter NR 446, requires a 40% reduction from the 2002 through 2004 baseline mercury emissions in Phase I, beginning January 1, 2010, through the end of 2014.  In Phase II, which begins in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90%.  Reductions can be phased in and the 90% target can be delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined by the BACT rule.  WPS estimates capital costs of approximately $19 million for Phase I and Phase II, which includes estimates for both wholly owned and jointly owned plants, to achieve the required reductions.  The capital costs are expected to be recovered in future rate cases.  Because of the vacatur of the federal mercury control and monitoring rule in February 2008, the EPA is reviewing options for a new rulemaking and is expected to issue a draft rule in 2010.

Sulfur Dioxide and Nitrogen Oxide

The EPA issued the Clean Air Interstate Rule (CAIR) in 2005.  CAIR was originally intended to reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin.  The first phase of CAIR required about a 50% reduction beginning in 2009 for nitrogen oxide and beginning in 2010 for sulfur dioxide.  The second phase required about a 65% reduction in emissions of both pollutants by 2015.  The State of Wisconsin's rule to implement CAIR, which incorporates the cap and trade approach, has been forwarded to the EPA for final review.

On July 11, 2008, the Court of Appeals issued a decision vacating CAIR, the EPA appealed, and in December 2008, the Court of Appeals reversed the CAIR vacatur and CAIR was reinstated.  The Court of Appeals directed the EPA to address the deficiencies noted in its July 11, 2008 ruling, and the EPA has indicated they expect to issue a draft revised CAIR rule for comment in 2010.  As a result of the Court of Appeals' decision, CAIR is in place for 2010.  WPS has not acquired any nitrogen oxide allowances for vintage years beyond 2010 other than those allocated by the EPA, and does not expect any material impact as a result of the vacatur and subsequent reinstatement of CAIR.

The reinstatement of CAIR also affected the status of the Best Available Retrofit Technology (BART) rule, which is a rule that addresses regional haze and visibility.  The WDNR is evaluating whether air quality improvements under CAIR will be adequate to demonstrate compliance with BART.

For planning purposes, it is still assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units.  The installation of any controls will need to be scheduled as part of WPS's long-term maintenance plan for its existing units.  As such, controls may need to be installed before 2015. On a preliminary basis, and assuming controls are still required, WPS estimates capital costs of $596 million, which includes estimates for both wholly owned and jointly owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in future rate cases.

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

WPS is responsible for the environmental impacts at ten manufactured gas plant sites located in Wisconsin and Michigan.  All are former regulated utility sites and are being remediated, with costs charged to existing ratepayers at WPS.  WPS estimated and accrued for $75.3 million of future undiscounted investigation and cleanup costs for all sites as of December 31, 2009.  WPS may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  WPS recorded a regulatory asset of $74.2 million, which is net of insurance recoveries received of $19.4 million, related to the expected recovery of both deferred expenditures and estimated future expenditures as of December 31, 2009.  Under current PSCW policies, WPS may not recover carrying costs associated with the cleanup expenditures.

WPS entered into a settlement agreement with the EPA in May 2006, transferring jurisdiction over six of the manufactured gas plant sites from the state to the EPA Superfund Alternative Sites Program.  Under the EPA's program, the remedy decisions at these sites will be based on risk-based criteria typically used at Superfund sites.  In addition, WPS completed the transfer of the Sheboygan Camp Marina site from state jurisdiction to the EPA in January 2007.  Three of WPS's manufactured gas plant sites remain under state jurisdiction.

WPS is coordinating the investigation and cleanup of its manufactured gas plant sites subject to EPA jurisdiction under what is called a "multi-site" program.  This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and utilization of a consistent approach in selecting remedies.

Management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for WPS.  Accordingly, management believes that the costs incurred in connection with former manufactured gas plant operations will not have a material adverse effect on the consolidated financial statements of WPS.

Greenhouse Gases

There is increasing concern over the issue of climate change and the effect of greenhouse gas emissions, in particular from the combustion of fossil fuels.  WPS is evaluating both the technical and cost implications that may result from future state, regional, or federal greenhouse gas regulatory programs.  This evaluation indicates it is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for WPS and its customers.  The greatest impact is likely to be on fossil fuel-fired generation, with a less significant impact on natural gas storage and distribution operations.  Efforts are underway within the utility industry to find a feasible method for capturing carbon dioxide from pulverized coal-fired units and to develop cleaner ways to burn coal.  The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues.  Recently, efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions, and to create national or state renewable portfolio standards.  Some examples of these efforts are the Waxman-Markey bill, which passed the United States House of Representatives; the Kerry-Boxer draft bill, which was introduced in the United States Senate; and the Wisconsin Clean Energy Jobs Act, which has been introduced in the Wisconsin legislature to implement recommendations from the Governor’s Global Warming Task Force.  The Wisconsin Clean Energy Jobs Act establishes statewide goals for the reduction of greenhouse gas emissions and requires certain actions, including an increased renewable portfolio standard, to meet those goals.  In addition, in April 2009, the EPA declared carbon dioxide and several other greenhouse gases to be a danger to public health and welfare, which is the first step towards the EPA potentially regulating greenhouse gases under the CAA.  A risk exists that such legislation or regulation will increase the cost of energy.  However, WPS believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by WPS will be recoverable in rates.  WPS will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

NOTE 13--GUARANTEES

The following table shows outstanding guarantees at WPS:

		Expiration
(Millions)	Total Amounts Committed at December 31, 2009	Less Than 1 Year	Over 1 Year
Standby letters of credit (1)	$3.3	$3.2	$0.1
Other guarantee (2)	0.5	-	0.5
Total guarantees	$3.8	$3.2	$0.6

(1)
At WPS's request, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to WPS.  These amounts are not reflected on the Consolidated Balance Sheets.

(2)	Issued for workers compensation coverage in Michigan. This amount is not reflected on the Consolidated Balance Sheets.

NOTE 14--EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

On December 31, 2008, WPS's non-contributory, qualified retirement plan, the WPS Retirement Plan, was merged into the Integrys Energy Group Retirement Plan.  The plan merger had no effect on the level of plan benefits provided to participants or the management of plan assets.  Prior to the plan merger, WPS served as plan sponsor for the WPS Retirement Plan, and WPS reflected the liabilities associated with this plan on its Consolidated Balance Sheets.  IBS serves as plan sponsor for the Integrys Energy Group Retirement Plan.  WPS remains responsible for its share of the plan assets and obligations, and the WPS Consolidated Balance Sheets reflect only the liabilities associated with past and current WPS employees and its share of the plan assets.

WPS serves as plan sponsor for certain unfunded nonqualified retirement plans.  WPS's Consolidated Balance Sheets reflect the liabilities associated with these plans.  WPS also serves as plan sponsor and administrator for certain other postretirement benefit plans and funds benefits for retirees through irrevocable trusts, as allowed for income tax purposes.  As of December 31, 2009, the WPS Consolidated Balance Sheet reflects only the liabilities associated with past and current WPS employees and its share of the plan assets for these other postretirement benefit plans.  Previously, WPS's Consolidated Balance Sheets reflected the entire liabilities associated with these plans.

In addition, Integrys Energy Group offers medical, dental, and life insurance benefits to active WPS employees and their dependents. WPS expenses the allocated costs of these benefits as incurred.

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

As a result of the changes described above, Integrys Energy Group remeasured certain of its pension and other postretirement benefit obligations as of August 1, 2007.  The curtailment gain recognized as a result of the plan design changes was not significant and is included in the net periodic benefit cost table below.

A second remeasurement occurred on October 1, 2007, because the ratification of a union contract resulted in changes to a postretirement medical plan.  The changes did not result in a curtailment.

Effective December 18, 2009, the defined benefit pension plans were closed to new union hires at WPS.  In addition, changes in the WPS union contract resulted in a plan amendment in December 2009.

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for WPS during 2009 and 2008.

	Pension Benefits		Other Benefits
(Millions)	2009	2008	2009	2008
Reconciliation of benefit obligation
Obligation at January 1	$598.7	$747.0	$276.1	$250.4
Service cost	11.5	11.6	5.7	6.2
Interest cost	38.8	35.5	14.1	16.6
Plan amendments	3.0	-	-	-
Plan curtailment	0.2	-	-	-
Transfer to affiliates	(3.6	(186.4	(55.8	-
Actuarial (gain) loss, net	(1.9	24.0	12.6	1.3
Benefit payments	(24.1	(33.0	(9.8	(11.9
Federal subsidy on benefits paid	-	-	0.7	0.8
Other	-	-	-	12.7
Obligation at December 31	$622.6	$598.7	$243.6	$276.1

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$379.8	$704.5	$175.4	$223.8
Actual return on plan assets	82.1	(136.0	24.9	(50.2
Employer contributions	1.3	15.6	9.1	7.9
Benefit payments	(24.1	(33.0	(9.8	(11.9
Transfer to affiliates	(3.6	(171.3	(33.9	-
Other	-	-	-	5.8
Fair value of plan assets at December 31	$435.5	$379.8	$165.7	$175.4

(1)	In connection with the reduction in workforce discussed in Note 3, "Restructuring Expense," a curtailment loss was recognized. WPS's portion of the curtailment expense was not significant.

(2)
The transfer of pension plan obligations and assets to affiliates occurred in connection with the change in plan sponsor from WPS to IBS.  The amounts transferred in the table above relate to the participation, prior to December 31, 2008, of Integrys Energy Group and certain subsidiaries other than WPS, in the WPS pension plan.

(3)
The transfer of other benefit plan obligations and assets to affiliates occurred in connection with an affiliate agreement whereby each participating affiliate in the WPS sponsored other postretirement plans is responsible for its share of plan obligations and is entitled to its share of plan assets.  The amounts transferred in the table above relate to the participation, prior to December 31, 2009, of Integrys Energy Group and certain subsidiaries other than WPS, in the WPS other postretirement plans.

Amounts recognized on WPS's Consolidated Balance Sheets at December 31 related to the funded status of the benefit plans consisted of:

	Pension Benefits		Other Benefits
(Millions)	2009	2008	2009	2008
Current liabilities	$6.2	$3.8	$0.2	$-
Noncurrent liabilities	180.9	215.1	77.7	100.7
Total liabilities	$187.1	$218.9	$77.9	$100.7

The accumulated benefit obligation for the defined benefit pension plans was $545.0 million and $555.1 million at December 31, 2009, and 2008, respectively.  Information for pension plans with an accumulated benefit obligation in excess of plan assets is presented in the following table.

	December 31
(Millions)	2009	2008
Projected benefit obligation	$622.6	$598.7
Accumulated benefit obligation	545.0	555.1
Fair value of plan assets	435.5	379.8

The following table shows the amounts that had not yet been recognized in WPS's net periodic benefit cost as of December 31.

	Pension Benefits		Other Benefits
(Millions)	2009	2008	2009	2008
Net regulatory assets
Net actuarial loss	$131.3	$183.8	$48.6	$47.2
Prior service cost (credit)	20.1	21.7	(24.4)	(27.9)
Transition obligation	-	-	0.7	0.9
Regulatory deferral *	4.5	-	(1.3)	-
Total	$155.9	$205.5	$23.6	$20.2

*
The PSCW authorized recovery for net increased 2009 pension and other postretirement benefit costs related to plan asset losses that occurred in 2008.  Amortization and recovery of these deferred costs will occur in 2010.

The estimated net losses and prior service costs for defined benefit pension plans that will be amortized as a component of net periodic benefit cost during 2010 are $5.6 million and $4.8 million, respectively.  The estimated net losses, prior service credits, and transition obligation for other postretirement benefit plans that will be amortized as a component of net periodic benefit cost during 2010 are $1.9 million, $3.5 million, and $0.2 million, respectively.

The following table shows the components of WPS's net pension and other postretirement benefit costs:

	Pension Benefits			Other Benefits
(Millions)	2009	2008	2007	2009	2008	2007
Net periodic benefit cost
Service cost	$10.3	$10.7	$18.0	$5.7	$5.5	$6.1
Interest cost	38.0	35.0	34.4	14.1	13.2	13.2
Expected return on plan assets	(39.4)	(44.4)	(40.2)	(13.9)	(14.3)	(13.2)
Amortization of transition obligation	-	-	-	0.2	0.2	0.3
Amortization of prior service cost (credit)	4.5	4.6	4.6	(3.5)	(3.5)	(2.3)
Amortization of net actuarial loss (gain)	1.1	0.4	3.0	0.1	(0.6)	0.8
Curtailment gain	-	-	-	-	-	(0.1)
Regulatory deferral *	(4.5)	-	-	1.3	-	-
Net periodic benefit cost	$10.0	$6.3	$19.8	$4.0	$0.5	$4.8

*
The PSCW authorized recovery for net increased 2009 pension and other postretirement benefit costs related to plan asset losses that occurred in 2008.  Amortization and recovery of these deferred costs will occur in 2010.

Assumptions – Pension and Other Postretirement Benefit Plans

The weighted-average assumptions used at December 31 to determine benefit obligations for the plans were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate	6.15%	6.45%	6.05%	6.50%
Rate of compensation increase	4.27%	4.27%	N/A	N/A
Assumed medical cost trend rate (under age 65)	N/A	N/A	8.0%	9.0%
Ultimate trend rate	N/A	N/A	5.0%	5.0%
Ultimate trend rate reached in	N/A	N/A	2013	2013
Assumed medical cost trend rate (over age 65)	N/A	N/A	8.5%	9.5%
Ultimate trend rate	N/A	N/A	5.5%	5.5%
Ultimate trend rate reached in	N/A	N/A	2013	2013
Assumed dental cost trend rate	N/A	N/A	5.0%	5.0%

The weighted-average assumptions used to determine net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Benefits
	2009	2008	2007
Discount rate	6.45%	6.40%	5.87%
Expected return on assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.27%	4.27%	5.50%

	Other Benefits
	2009	2008	2007
Discount rate	6.50%	6.50%	5.87%
Expected return on assets	8.50%	8.50%	8.50%
Assumed medical cost trend rate (under age 65)	9.0%	10.0%	8.0%
Ultimate trend rate	5.0%	5.0%	5.0%
Ultimate trend rate reached in	2013	2013	2010
Assumed medical cost trend rate (over age 65)	9.5%	10.5%	10.0%
Ultimate trend rate	5.5%	5.5%	6.5%
Ultimate trend rate reached in	2013	2013	2011
Assumed dental cost trend rate	5.0%	5.0%	5.0%

WPS establishes its expected return on asset assumption based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios.

Assumed health care cost trend rates have a significant effect on the amounts reported by WPS for the health care plans.  For the year ended December 31, 2009, a one-percentage-point change in assumed health care cost trend rates would have had the following effects:

	One-Percentage-Point
(Millions)	Increase	Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$3.4	$(2.7)
Effect on the health care component of the accumulated postretirement benefit obligation	35.1	(28.6)

Pension and Other Postretirement Benefit Plan Assets

Integrys Energy Group's investment policy includes various guidelines and procedures designed to ensure assets are invested in an appropriate manner to meet expected future benefits to be earned by participants.  The investment guidelines consider a broad range of economic conditions.  Central to the policy are target allocation ranges by major asset categories.  The policy is established and administered in a manner that is compliant at all times with applicable regulations.

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters and to achieve asset returns that meet or exceed the plans' actuarial assumptions and that are competitive with like instruments employing similar investment strategies.  The portfolio diversification provides protection against significant concentrations of risk in the plan assets.  The target asset allocations for pension plans and other postretirement plans that have significant assets are: 70% equity securities and 30% fixed income securities.  Equity securities primarily include investments in large-cap and small-cap companies.  Fixed income securities primarily include corporate bonds of companies from diversified industries, United States government securities, and mortgage-backed securities.

The Board of Directors of Integrys Energy Group has established the Employee Benefits Administrator Committee (composed of members of Integrys Energy Group management) to manage the operations and administration of all benefit plans and trusts.  The committee periodically reviews the asset allocation, and the portfolio is rebalanced when necessary.

The investments recorded at fair value in the pension and other postretirement benefits plan assets at December 31, 2009, by asset category were as follows.  See Note 1(r), "Summary of Significant Accounting Policies – Fair Value," for information on the fair value hierarchy and the inputs used to measure fair value.

	Pension Plan Assets				Other Benefit Plan Assets
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category
Cash and cash equivalents	$1.0	$15.3	$-	$16.3	$-	$7.8	$-	$7.8
Equity securities:
United States equity	122.3	76.1	-	198.4	38.0	31.8	-	69.8
International equity	14.5	67.4	-	81.9	-	21.8	-	21.8
Fixed income securities:
United States government	-	49.7	-	49.7	-	27.8	-	27.8
Foreign government	-	5.7	0.2	5.9	-	1.3	-	1.3
Corporate debt	-	57.1	1.3	58.4	-	27.1	-	27.1
Asset-backed securities	-	18.0	-	18.0	-	7.8	-	7.8
Real estate securities	-	-	11.7	11.7	-	-	-	-
Other	-	-	0.5	0.5	-	0.2	-	0.2
	137.8	289.3	13.7	440.8	38.0	125.6	-	163.6
401(h) other benefit plan assets invested as pension assets *	(0.6)	(1.4)	(0.1)	(2.1)	0.6	1.4	0.1	2.1
Total	$137.2	$287.9	$13.6	$438.7	$38.6	$127.0	$0.1	$165.7

*	Pension trust assets are used to pay other postretirement benefits as allowed under Internal Revenue Code Section 401(h).

The following table sets forth a reconciliation of changes in the fair value of pension plan assets categorized as Level 3 measurements:

(Millions)	Foreign Government Debt	Corporate Debt	Real Estate Securities	Other	Total
Beginning balance at December 31, 2008	$0.4	$0.9	$16.7	$0.7	$18.7
Actual return on plan assets:
Relating to assets still held at the reporting date	0.4	0.5	(5.6)	0.5	(4.2)
Relating to assets sold during the period	-	(0.2)	-	(0.2)	(0.4)
Purchases, sales, and settlements	-	0.3	0.6	(0.5)	0.4
Transfers in and/or out of Level 3	(0.6)	(0.2)	-	-	(0.8)
Ending balance at December 31, 2009	$0.2	$1.3	$11.7	$0.5	$13.7

Cash Flows Related to Pension and Other Postretirement Benefit Plans

WPS's funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes.  WPS expects to contribute $20.2 million to pension plans and $10.7 million to other postretirement benefit plans in 2010.

The following table shows the payments, reflecting expected future service, that WPS expects to make for pension and other postretirement benefits.  In addition, the table shows the expected federal subsidies, provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, that will partially offset other postretirement benefits.

(Millions)	Pension Benefits	Other Benefits	Federal Subsidies
2010	$41.7	$12.7	$(0.8)
2011	39.2	13.5	(0.8)
2012	42.0	14.1	(0.9)
2013	43.6	14.5	(0.9)
2014	45.4	15.1	(1.0)
2015-2019	260.5	88.9	(5.4)

Defined Contribution Benefit Plans

Integrys Energy Group maintains a 401(k) Savings Plan for substantially all full-time WPS employees.  A percentage of employee contributions are matched through an ESOP contribution up to certain limits.  Certain union employees receive a contribution to their ESOP account regardless of their participation in the 401(k) Savings Plan.  Employees who are no longer eligible to participate in the defined benefit pension plan participate in a defined contribution pension plan, in which certain amounts are contributed to an employee's account based on the employee's wages, age, and years of service.  WPS's share of the total costs incurred under these plans was $5.2 million in 2009, $5.1 million in 2008, and $6.8 million in 2007.

Integrys Energy Group maintains deferred compensation plans that enable certain key employees, including employees of WPS, to defer a portion of their compensation on a pre-tax basis.  All employee deferrals related to the deferred compensation plan in place prior to the PEC merger are remitted to WPS and, therefore, the liabilities and costs associated with this deferred compensation plan are included on WPS's Consolidated Balance Sheets and Consolidated Statements of Income, respectively. The obligation classified within other long-term liabilities was $31.5 million at December 31, 2009, and $27.2 million at December 31, 2008.  The costs incurred under this arrangement were $4.3 million in 2009, $1.9 million in 2008, and $2.1 million in 2007.

NOTE 15--PREFERRED STOCK

WPS has 1,000,000 authorized shares of preferred stock with no mandatory redemption and a $100 par value. Outstanding shares were as follows at December 31:

(Millions, except share amounts)	2009		2008
Series	Shares Outstanding	Carrying Value	Shares Outstanding	Carrying Value
5.00%	131,916	$13.2	131,916	$13.2
5.04%	29,983	3.0	29,983	3.0
5.08%	49,983	5.0	49,983	5.0
6.76%	150,000	15.0	150,000	15.0
6.88%	150,000	15.0	150,000	15.0
Total	511,882	$51.2	511,882	$51.2

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

NOTE 16--COMMON EQUITY

Integrys Energy Group is the sole holder of WPS's common stock.

The PSCW has restricted WPS to paying normal dividends on its common stock of no more than 103% of the previous year's common stock dividend to its parent without the PSCW's approval.  The right of Integrys Energy Group to receive dividends on the common stock of WPS is also subject to the prior rights of WPS's preferred shareholders and to provisions in WPS's restated articles of incorporation, which limit the amount of common stock dividends that WPS may pay if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization.  These limitations are not expected to limit any dividend payments in the foreseeable future. At December 31, 2009, these limitations amounted to $1.4 million out of WPS's total retained earnings of $392.2 million.  Consequently, at December 31, 2009, WPS had $390.8 million of retained earnings available for the payment of dividends.

The PSCW also requires WPS to maintain a financial capital structure (i.e., the percentages by which each of common stock equity, preferred stock equity and debt constitute the total capital invested in a utility) that has a common equity range of 49% to 54%.  The PSCW also established a targeted financial common equity ratio at 51% that results in a regulatory common equity component of 53.41%.  The primary difference between the financial and the regulatory common equity ratio relates to certain off-balance sheet obligations, primarily purchased power obligations, considered by the PSCW in establishing the financial common equity target. These limitations may be modified by the PSCW.

Integrys Energy Group may provide equity contributions or request a return of capital in order to maintain utility common equity levels consistent with those allowed by the regulators.  Wisconsin law prohibits WPS from making loans to or guaranteeing obligations of Integrys Energy Group or its other subsidiaries.  During 2009, WPS made a return of capital to Integrys Energy Group in the amount of $70.0 million and WPS paid common dividends of $96.7 million to Integrys Energy Group.

NOTE 17--STOCK-BASED COMPENSATION

WPS employees may be granted awards under Integrys Energy Group's stock-based compensation plans.  In May 2007, Integrys Energy Group's shareholders approved the 2007 Omnibus Incentive Compensation Plan (2007 Omnibus Plan).  Under the provisions of the 2007 Omnibus Plan, the number of shares of stock that may be issued in satisfaction of plan awards may not exceed 3,500,000, and no more than 1,500,000 shares of stock can be granted as performance shares or restricted stock.  No additional awards will be issued under prior plans, although the plans will continue to exist for purposes of the existing outstanding stock-based compensation.  At December 31, 2009, stock options, performance stock rights, and restricted shares and restricted share units were outstanding under the various plans.  Compensation cost associated with these awards is allocated to WPS based on the percentages used for allocation of the award recipients' labor costs.

Compensation cost recognized by WPS for stock options was not significant during the years ended December 31, 2009, 2008, and 2007.

Compensation cost recorded by WPS for performance stock rights was not significant for the year ended December 31, 2009, and was $1.0 million for each of the years ended December 31, 2008, and 2007.  The total compensation cost capitalized during these same years was not significant.

Compensation cost recorded by WPS for restricted share and restricted share unit awards was $1.0 million for the year ended December 31, 2009, and was not significant for the years ended December 31, 2008, and 2007.  The total compensation cost capitalized during these same years was not significant.

NOTE 18--FAIR VALUE

Fair Value Measurements

In the fourth quarter of 2009, the Crane Creek wind generation project became operational, and a $6.3 million asset retirement obligation was recorded.  The initial determination of the amount of the asset retirement obligation was a fair value measurement calculated in accordance with the guidance of the Asset Retirement and Environmental Obligations Topic of the FASB ASC and was categorized within Level 3 of the fair value hierarchy.  This classification resulted from the use of significant unobservable inputs, including the estimated costs of removing the wind turbines.

The following table shows WPS's financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	December 31, 2009
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets	$0.7	$-	$4.3	$5.0
Risk management liabilities	1.3	-	1.2	2.5

	December 31, 2008
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets	$0.4	$0.1	$6.8	$7.3
Risk management liabilities	8.8	0.1	4.1	13.0

The determination of the fair values above incorporates various factors required under the Fair Value Measurements and Disclosures Topic of the FASB ASC.  These factors include not only the credit standing of the counterparties involved, but also the impact of WPS's nonperformance risk on its liabilities.

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

The following table sets forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

	Year Ended December 31
(Millions)	2009	2008
Balance at beginning of period	$2.7	$8.6
Net realized (loss) gain included in earnings	(2.9)	9.2
Net unrealized gain (loss) recorded as regulatory assets or liabilities	2.0	(8.2)
Net purchases and settlements	1.3	(6.9)
Balance at end of period	$3.1	$2.7

Unrealized gains and losses on financial transmission rights are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings.  Realized gains and losses on financial transmission rights, as well as the related transmission congestion costs, are recorded in purchased power on the Consolidated Statements of Income.

Fair Value of Financial Instruments

The following table shows the financial instruments included on WPS's Consolidated Balance Sheets that are not recorded at fair value.

	2009		2008
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$870.9	$909.9	$870.8	$881.2
Preferred stock	51.2	44.4	51.2	46.1

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

NOTE 19--MISCELLANEOUS INCOME

WPS's total miscellaneous income was as follows at December 31:

(Millions)	2009	2008	2007
Equity earnings on investments	$11.0	$12.0	$11.0
Equity AFUDC	5.1	5.2	0.9
Weston 4 ATC interconnection agreement	-	2.5	3.9
(Loss) gain on sale of property	(0.1)	1.3	0.1
Other	0.8	0.6	1.7
Total miscellaneous income	$16.8	$21.6	$17.6

NOTE 20--REGULATORY ENVIRONMENT

Wisconsin

2010 Rates

On December 22, 2009, the PSCW issued a final written order for WPS authorizing no electric rate increase (net of 2009 and 2008 fuel refunds) and a retail natural gas rate increase of $13.5 million, effective January 1, 2010.  The PSCW ordered that $18.2 million of the 2008 and 2009 electric fuel cost over-collections be used to offset the overall electric rate increase needed for 2010, and was recorded as a short-term regulatory liability as of December 31, 2009.  The remaining $10.0 million of the 2009 fuel cost over-collections accrued in 2009 as a short-term regulatory liability, plus interest, will be refunded to customers during the first half of 2010.  Fuel cost over/under recovery impacts related to the Weston 4 power plant exfoliation issue remain open for 2008 and 2009 and have been delayed to a future rate proceeding.

2009 Rates

On April 23, 2009, the PSCW made the 2009 fuel cost recovery subject to refund, effective April 25, 2009, as actual and projected fuel costs for the remainder of the year were estimated to be below the 2% fuel window.  As of December 31, 2009, WPS recorded a liability of $27.1 million related to this refund.

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

On September 30, 2008, the PSCW reopened the 2008 fuel surcharge to review forecasted fuel costs, as WPS's current and anticipated annual fuel costs were below those projected in the fuel surcharge.  As a result of the lower fuel and purchased power costs, WPS's rates from September 30, 2008, through December 31, 2008, were subject to refund.  On February 9, 2009, WPS filed a request with the PSCW to refund approximately $5 million of 2008 fuel costs to Wisconsin electric retail customers.  WPS had accrued this amount as a liability at December 31, 2008.  This refund resulted in a credit to customers' bills in March and April 2009.  An additional $1.1 million of the 2008 fuel cost over-recovery, including interest, was accrued in 2008 and 2009 and will be refunded as part of the 2010 rate case.

2007 Rates

On January 11, 2007, the PSCW issued a final written order for WPS authorizing a retail electric rate increase of $56.7 million (6.6%) and a retail natural gas rate increase of $18.9 million (3.8%), effective January 12, 2007.  The new rates reflected a 10.9% return on common equity.  The PSCW approved a common equity ratio of 57.4% in WPS's regulatory capital structure.  The 2007 retail electric rate increase was required primarily because of increased costs associated with electric transmission, costs related to the construction of Weston 4 and the additional personnel to maintain and operate the plant, and costs to maintain the Weston 3 generation unit and the De Pere Energy Center.  The 2007 retail natural gas rate increase was driven by infrastructure improvements necessary to ensure the reliability of the natural gas distribution system and costs associated with the remediation of former manufactured gas plant sites.

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

Kewaunee

On February 20, 2005, Kewaunee was temporarily removed from service after a potential design weakness was identified in its auxiliary feedwater system.  In WPS's 2006 rate case, the PSCW determined that it was reasonable for WPS to recover all deferred costs related to the 2005 Kewaunee forced outage over a five-year period, beginning on January 1, 2006.  At December 31, 2009, $9.6 million was left to be collected from ratepayers and remained recorded as a regulatory asset related to this outage.

Michigan

2008 Rates

On December 4, 2007, the MPSC issued a final written order authorizing WPS a retail electric rate increase of $0.6 million, effective December 5, 2007.  WPS's last retail electric rate increase in Michigan was in July 2003.  The new rates reflected a 10.6% return on common equity and a common equity ratio of 56.4% in its regulatory capital structure.

NOTE 21--SEGMENTS OF BUSINESS

The Segment Reporting Topic of the FASB ASC requires that companies disclose segment information based on how management makes decisions about allocating resources to segments and measuring their performance.

At December 31, 2009, WPS reported three segments.  WPS manages its reportable segments separately due to their different operating and regulatory environments.  Its principal business segments are the regulated electric utility operations and the regulated natural gas utility operations.  The Other segment includes nonutility activities, including equity earnings from WPS's investments in WRPC and WPS Investments, LLC, which holds an interest in ATC.

The tables below present information for the respective years pertaining to WPS's reportable segments:

	Regulated Utilities
2009 (Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated

Income Statement
Operating revenues	$1,188.2	$395.6	$1,583.8	$1.4	$(1.4)	$1,583.8
Depreciation and amortization expense	84.1	23.0	107.1	0.5	(0.5)	107.1
Miscellaneous income	4.5	0.6	5.1	11.711.3	-	16.8
Interest expense	38.6	10.5	49.1	4.9	-	54.0
Provision for income taxes	50.2	15.8	66.0	2.0	-	68.0
Preferred stock dividend requirements	2.5	0.6	3.1	-	-	3.1
Net income attributed to common shareholder	88.0	24.1	112.1	5.2	-	117.3
Total assets	2,602.5	606.2	3,208.7	102.6	-	3,311.3
Cash expenditures for long-lived assets	235.2	24.3	259.5	-	-	259.5

	Regulated Utilities
2008 (Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated

Income Statement
Operating revenues	$1,208.9	$539.4	$1,748.3	$1.5	$(1.4)	$1,748.4
Depreciation and amortization expense	78.5	20.9	99.4	0.6	(0.5)	99.5
Miscellaneous income	5.8	2.4	8.2	13.4	-	21.6
Interest expense	33.4	9.0	42.4	1.6	-	44.0
Provision for income taxes	45.6	23.6	69.2	3.9	-	73.1
Preferred stock dividend requirements	2.1	1.0	3.1	-	-	3.1
Net income attributed to common shareholder	88.6	32.0	120.6	8.6	-	129.2
Total assets	2,527.0	686.8	3,213.8	99.9	-	3,313.7
Cash expenditures for long-lived assets	190.0	85.4	275.4	-	-	275.4

	Regulated Utilities
2007 (Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated

Income Statement
Operating revenues	$1,125.2	$471.0	$1,596.2	$1.3	$(1.4)	$1,596.1
Depreciation and amortization expense	74.4	22.1	96.5	0.4	(0.5)	96.4
Miscellaneous income	6.2	0.4	6.6	11.0	-	17.6
Interest expense	29.5	11.1	40.6	2.9	-	43.5
Provision for income taxes	48.2	16.7	64.9	1.9	-	66.8
Preferred stock dividend requirements	2.2	0.9	3.1	-	-	3.1
Net income attributed to common shareholder	80.1	23.1	103.2	7.0	-	110.2
Total assets	2,279.9	623.4	2,903.3	114.3	-	3,017.6
Cash expenditures for long-lived assets	191.2	29.9	221.1	-	-	221.1

NOTE 22--RELATED PARTY TRANSACTIONS

WPS and its subsidiary, WPS Leasing, routinely enter into transactions with related parties, including Integrys Energy Group, its subsidiaries, and other entities in which WPS has material interests.

WPS provides and receives services, property, and other items of value to and from its parent, Integrys Energy Group, and other subsidiaries of Integrys Energy Group.  All such transactions are made pursuant to a Master Affiliated Interest Agreement approved by the PSCW.  MGU, MERC, UPPCO, PGL, and NSG (together with WPS, the "regulated subsidiaries") have all been added as parties to this agreement, and like WPS, can also provide and receive services, property, and other items of value to and from their parent, Integrys Energy Group, and other subsidiaries of Integrys Energy Group.  The agreement provides that the regulated subsidiaries must receive payment equal to the higher of their cost or fair value for services, property, and other items of value that the regulated subsidiaries provide to Integrys Energy Group or its other nonregulated subsidiaries, and that the regulated subsidiaries must make payments equal to the lower of the provider's cost or fair value for services, property, and other items of value that Integrys Energy Group or its other nonregulated subsidiaries provide to the regulated subsidiaries.  The agreement further provides that any services, property, or other items of value provided to or from any of the regulated subsidiaries of Integrys Energy Group be provided at cost.  Modification or amendment to this agreement requires the approval of the PSCW.

IBS provides 14 categories of services (including financial, human resource, and administrative services) to WPS pursuant to a Master Regulated Affiliated Interest Agreement (Regulated AIA) which has been approved by, or granted appropriate waivers from, the PSCW.  As required by FERC regulations for centralized service companies, IBS renders services at cost.  The PSCW must be notified prior to making changes to the Regulated AIA.  Recovery of allocated costs is addressed in WPS's rate cases.

In 2008, an Affiliated Interest Agreement that would govern the provision of intercompany services, other than IBS services, within Integrys Energy Group, was submitted to the PSCW for approval.  The new agreement was written primarily to limit the scope of services that had been provided under current agreements that are now being provided by IBS.  The new agreement will replace current agreements, except the Regulated AIA, after proper approvals.  The pricing methodologies from the current agreements would carry forward to the new agreement.  The Affiliated Interest Agreement has yet to be approved.

WPS provides repair and maintenance services to ATC under an Operation and Maintenance Services Agreement for Transmission Facilities approved by the PSCW.  Services are billed to ATC under this agreement at WPS’s fully allocated cost.

The table below includes information related to transactions entered into with related parties as of December 31.

(Millions)	2009	2008

Notes payable (1)
Integrys Energy Group	$9.3	$9.9

Benefit costs (2)
Receivables from related parties	10.9	28.4

Liability related to income tax allocation
Integrys Energy Group	10.5	12.1

The following table shows activity associated with related party transactions for the years ended December 31.

(Millions)	2009	2008	2007

Electric transactions
Sales to Upper Peninsula Power Company	$42.5	$43.9	$43.0
Purchases from Upper Peninsula Power Company	0.2	-	-

Natural gas transactions
Sales to Integrys Energy Services	0.5	0.8	5.2
Purchases from Integrys Energy Services	1.5	8.7	3.2

Interest expense (1)
Integrys Energy Group	0.8	0.8	0.9

Transactions with equity method investments
Charges from ATC for network transmission services	84.5	82.2	73.3
Net amounts received from (advanced to) ATC for transmission interconnection	-	82.3	(23.9)
Charges to ATC for services and construction	7.2	10.6	96.1
Net proceeds from WRPC sales of energy to MISO	2.6	5.8	6.0
Purchases of energy from WRPC	4.6	4.7	4.7
Revenues from services provided to WRPC	0.6	0.8	1.0
Income from WPS Investments, LLC (3)	10.0	9.8	8.7

(1)	WPS Leasing is a consolidated subsidiary of WPS with a note payable to WPS's parent company, Integrys Energy Group.

(2)
WPS serves as plan sponsor and administrator for certain other postretirement benefit plans.  The net periodic benefit cost associated with the plans and the portions of the funded status not yet recognized in income are allocated among Integrys Energy Group's subsidiaries.  Prior to 2009, the liabilities for certain other postretirement benefit plans were recorded on WPS's Consolidated Balance Sheets.

(3)
WPS Investments, LLC is a consolidated subsidiary of Integrys Energy Group that is jointly owned by Integrys Energy Group, WPS, and UPPCO.  At December 31, 2009, WPS had a 12.77% interest in WPS Investments accounted for under the equity method. WPS's percentage ownership interests have continued to decrease as additional equity contributions are made by Integrys Energy Group to WPS Investments.

NOTE 23--QUARTERLY FINANCIAL INFORMATION (Unaudited)

(Millions)	Three Months Ended
	2009
	March	June	September	December	Total

Operating revenues	$488.2	$347.6	$351.2	$396.8	$1,583.8
Operating income	87.4	46.4	62.1	29.7	225.6
Net income attributed to common shareholder	49.3	24.7	33.6	9.7	117.3

	2008
	March	June	September	December	Total

Operating revenues	$515.7	$386.9	$409.2	$436.6	$1,748.4
Operating income	53.6	40.4	85.2	48.6	227.8
Net income attributed to common shareholder	30.1	21.3	50.6	27.2	129.2

Because of various factors that affect the utility business, the quarterly results of operations are not necessarily comparable.

I.  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

To the Board of Directors of Wisconsin Public Service Corporation:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Public Service Corporation and subsidiary (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wisconsin Public Service Corporation and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, WI
February 25, 2010

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

Changes in Internal Controls

There were no changes in WPS’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management Reports on Internal Control over Financial Reporting

For WPS’s Management Report on Internal Control Over Financial Reporting see Section A of Item 8.

Reports of Independent Registered Public Accounting Firm

For WPS's Reports of Independent Registered Public Accounting Firm see Sections B and I of Item 8.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name and Age (1)		Position and Business Experience During Past Five Years	Effective Date

Larry L. Weyers	64	Executive Chairman of Integrys Energy Group	03-16-09
		Executive Chairman of Integrys Energy Group and Chairman and Director of WPS	01-01-09
		Chairman, President and Chief Executive Officer of Integrys Energy Group (previously named WPS Resources Corporation) and Chairman and Director of WPS	05-15-08
		President and Chief Executive Officer of Integrys Energy Group and Chairman and Director of WPS	02-21-07
		Chairman, President and Chief Executive Officer of Integrys Energy Group and Chairman and Chief Executive Officer and Director of WPS	08-15-04

Charles A. Schrock	56	President and Chief Executive Officer of Integrys Energy Group and Chairman and Director of WPS	03-16-09
		President and Chief Executive Officer of Integrys Energy Group and Director of WPS	01-01-09
		President, Chief Executive Officer and Director of WPS	05-31-08
		President and Director of WPS	02-21-07
		President and Chief Operating Officer – Generation	08-15-04

Phillip M. Mikulsky	61	Executive Vice President – Corporate Development and Shared Services at Integrys Energy Group and Director of WPS	09-21-08
		Executive Vice President and Chief Development Officer at Integrys Energy Group and Director of WPS	02-21-07
		Executive Vice President – Development at Integrys Energy Group	09-12-04

Lawrence T. Borgard	48	President and Chief Operating Officer – Utilities of Integrys Energy Group and President and Chief Executive Officer and Director of WPS	04-05-09
		President and Chief Operating Officer – Integrys Gas Group (2) and Director of WPS	02-21-07
		President and Chief Operating Officer – Energy Delivery	08-15-04

Joseph P. O'Leary	55	Senior Vice President and Chief Financial Officer of Integrys Energy Group and WPS and Director of WPS	02-21-07
		Senior Vice President and Chief Financial Officer of Integrys Energy Group and WPS	06-04-01

Thomas P. Meinz	63	Executive Vice President and Chief External Affairs Officer and Director of WPS	05-15-08
		Executive Vice President – External Affairs of Integrys Energy Group and Director of WPS	02-21-07
		Executive Vice President – Public Affairs	09-12-04

William D. Laakso (3)	47	Vice President – Human Resources – Integrys Energy Group and Director of WPS	09-21-08
		Director of WPS	08-25-08
		Interim Vice President – Human Resources of IBS	05-15-08
		Director – Workforce and Organizational Development of IBS	08-12-07
		Director of Organizational Development of IBS	02-21-07
		Director of Organizational Development	12-12-05
		Vice President – Operations/Clinical Director of Employee Resource Center, Inc.	02-04-02

Diane L. Ford	56	Vice President and Corporate Controller of Integrys Energy Group and WPS	02-21-07
		Vice President – Controller and Chief Accounting Officer of Integrys Energy Group and WPS	07-11-99

Bradley A. Johnson	55	Vice President and Treasurer of Integrys Energy Group and Treasurer of WPS	02-21-07
		Vice President and Treasurer of Integrys Energy Group and WPS	07-18-04

Barth J. Wolf	52	Vice President, Chief Legal Officer, and Secretary of Integrys Energy Group and Secretary of WPS	07-31-07
		Vice President – Legal Services and Chief Compliance Officer – IBS	02-21-07
		Secretary and Manager – Legal Services of Integrys Energy Group and WPS	09-19-99

(1)
All ages are as of January 1, 2010.  None of the executives and/or directors listed above are related by blood, marriage, or adoption to any of the other officers listed or to any director of WPS.  Each officer holds office until his or her successor has been duly elected and qualified, or until his or her death, resignation, disqualification, or removal.

(2)	The Integrys Gas Group includes PGL, NSG, MERC, and MGU.

(3)
Prior to joining Integrys Energy Group, William D. Laakso’s responsibilities at Employee Resource Center, Inc. (ERC) included leadership of ERC’s management team and duties of Clinical Director.  ERC provides employee assistance programs to over 200 corporate customers in Northeast Wisconsin and covers 75,000 employees and their dependents.

WPS's board of directors is comprised solely of inside directors and WPS does not have any standing committees of its board of directors.

WPS is a wholly owned subsidiary of Integrys Energy Group.  See Integrys Energy Group's Proxy Statement for its Annual Meeting of Shareholders to be held May 13, 2010 (Proxy Statement), under "Ownership of Voting Securities-Section 16(a) Beneficial Ownership Reporting Compliance" for information related to Section 16 compliance.

Integrys Energy Group, the parent of WPS, has adopted a Code of Conduct, which covers WPS and serves as it’s Code of Business Conduct and Ethics.  The Code of Conduct applies to all of WPS’s directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Corporate Controller and any other persons performing similar functions.

Integrys Energy Group's Code of Conduct may be accessed on the Integrys Energy Group website, www.integrysgroup.com under "Investor" then select "Corporate Governance."  Any amendments to, or waivers from, the Code of Conduct will be disclosed on Integrys Energy Group's website within the prescribed time period.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis is to provide material information that is necessary for an understanding of WPS’s compensation policies and decisions relating to its named executive officers, including the identification of key components of its executive compensation program, and an explanation of the purpose of each key component.  WPS’s named executive officers for 2009 consist of the following:  Lawrence T. Borgard, President and Chief Executive Officer; Joseph P. O'Leary, Senior Vice President and Chief Financial Officer; Barth J. Wolf, Secretary; Diane L. Ford, Vice President and Corporate Controller; and Bradley A. Johnson, Treasurer (the foregoing individuals are referred to collectively as the WPS named executive officers).  Mr. Borgard and Mr. O’Leary are also named executive officers of Integrys Energy Group and the compensation paid to them is reported in the Proxy Statement, under the caption "Executive Compensation."  (When reference is made to the Proxy

Statement in this Item 11, such information is incorporated by reference as if fully set forth herein.)  The compensation reported below and in the Proxy Statement reflects total compensation paid to WPS’s named executive officers in consideration of their service to Integrys Energy Group and its subsidiaries, including WPS.

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

Base Salary

Salary increases for 2009 for those executives receiving an increase were based on recommendations of the Chief Executive Officer of Integrys Energy Group, which were based on overall company and individual performance of the executive and the compensation committee’s evaluation of current market data.  Base salaries for 2009 for the WPS named executive officers were competitive with the market median at the time that the base salaries were approved.  The goal of setting base salary at or near market median levels allows the company to be competitive in the marketplace.

Short-Term Incentive Compensation

All of the WPS named executive officers participated in the Integrys Energy Group 2009 Executive Incentive Plan.  Provided below are the specific payout levels and measurement weightings established for each of the named executive officers (other than Mr. Borgard and Mr. O’Leary) for the Integrys Energy Group 2009 Executive Incentive Plan.  For Mr. Borgard and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program."  For a discussion of the likelihood of achieving the target levels, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program – Short-Term Incentive Compensation."

	Payout Levels (as a percent of adjusted gross base salary)			Measurement Weightings (as a percent of total payout)
Named Executive Officer	Threshold	Target	Superior	Net Income		Operational Measures (2)
Barth J. Wolf	27.5	55	82.5	70	(1)	30
Diane L. Ford	22.5	45	67.5	70	(1)	30
Bradley A. Johnson	20.0	40	60.0	70	(1)	30

(1)  Integrys Energy Group, Inc.
(2)  Combined regulated subsidiaries.

The actual payout received by each WPS named executive officer (other than Mr. Borgard and Mr. O’Leary) is provided in the Summary Compensation Table under Non-Equity Incentive Plan Awards.  For actual payouts for Mr. Borgard and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Summary Compensation Table."

Long-Term Incentive Compensation

The long-term incentive compensation granted for 2009 as a percent of annualized base salary on an accounting expense basis for each WPS named executive officer (other than Mr. Borgard and Mr. O’Leary) was as follows:  Barth J. Wolf 105%; Diane L. Ford 86%; and Bradley A. Johnson 80%.  For long-term incentive compensation granted for 2009 for Mr. Borgard and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program – Long-Term Incentive Compensation."

Other Benefits

WPS has certain other plans which provide, or may provide, cash compensation and benefits to the WPS named executive officers.  These plans are principally a nonqualified deferred compensation plan, a qualified pension plan, a nonqualified pension restoration plan and supplemental retirement plan.  WPS also provides life insurance as part of its compensation package.  The Committee considers all of these plans and benefits when reviewing total compensation of the WPS named executive officers.

Perquisites

The WPS named executive officers are provided with a modest level of personal benefits.  These may include payments for executive physicals, office parking, home office equipment and financial counseling.

Nonqualified Deferred Compensation Plan

The WPS named executive officers may participate in the Integrys Energy Group Deferred Compensation Plan.  This nonqualified benefit allows eligible executives to defer 1% to 100% of base salary, annual short-term incentive, and long-term incentive compensation (other than options for Integrys Energy Group common stock) on a pre-tax (federal and state) basis.

Qualified Pension Plan

The WPS named executive officers are eligible to participate in the qualified Integrys Energy Group Retirement Plan (referred to as the pension plan) upon completion of one year of service and 1,000 or more hours of work during that year.  All WPS named executive officers are eligible to participate in the pension plan.  The pension plan requires 3 years of employment or the attainment of age 65 to be vested in the plan.

For a more detailed discussion of the pension plan, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Other Benefits – Qualified Pension Plan."

Provided below is the pension service credit for each WPS named executive officer (other than for Mr. Borgard and Mr. O’Leary).  For Mr. Borgard and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program – Other Benefits."

Named Executive Officer	Annual Percentage Credit Earned in 2009	Accumulated Total Service Credits Earned as of December 31, 2009
Barth J. Wolf	15%	316
Diane L. Ford	15%	527
Bradley A. Johnson	15%	454

The pension plan does not allow for granting of additional service credit not otherwise authorized under the plan terms.  Provided in the Pension Benefits Table for 2009 below is a tabulation of the present value of the accumulated pension benefit using full years of credited service only.  For the present value of the accumulated pension benefit of Mr. Borgard and Mr. O’Leary, see the Proxy Statement under the caption “Executive Compensation – Pension Benefits Table for 2009.”

Nonqualified Pension Restoration Plan and Supplemental Retirement Plan

The WPS named executive officers receive a nonqualified pension restoration benefit under the Nonqualified Pension Restoration Plan.  Pension restoration provides a benefit based upon the difference between (1) the benefit the executive would have been entitled to under the pension plan if the maximum benefit limitation under IRS Section 415 and the compensation limitation under IRS Section 401(a)(17) did not apply, and if all base compensation and annual incentive amounts had been paid to the executive in cash rather than being deferred into the Integrys Energy Group Deferred Compensation Plan, and (2) the executive's actual benefit under the pension plan.

In addition, the Integrys Energy Group Board of Directors, based on the recommendation of the Committee, has authorized each of the WPS named executive officers to be provided with a nonqualified supplemental retirement benefit under the Supplemental Retirement Plan (SERP).  This benefit provides income replacement when taking into account other retirement benefits provided to the eligible executive and assures that the eligible executive will receive 60% of his/her final average pay (over the last 36 months or the 3 preceding years, whichever is higher).  To qualify for the full supplemental retirement benefit, the executive must have completed 15 years of service and retire/terminate after age 62.  Reduced benefits are payable if the executive has attained age 55 and completed 10 years of service at retirement or termination.

These additional retirement benefits are designed to attract and retain key management employees who are important to the successful operation of the company.  The Pension Benefits Table for 2009 below provides additional information regarding the present value of accumulated benefits under the SERP for each WPS named executive officer (other than Mr. Borgard and Mr. O’Leary).  For Mr. Borgard and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation - Pension Benefits Table for 2009."

Beginning in 2009, WPS made the decision to move away from the use of defined benefit plans for all non-union employees including executives because of market trends.  A ten year transition period applies which means that ultimately no qualified or nonqualified benefit pension plans will exist for future benefit accruals.  These plans are being replaced with defined contribution plans.

Life Insurance

The WPS named executive officers are eligible for an enhanced life insurance benefit of up to three times their annual base salary, with a maximum benefit level (taking into account both employer-provided coverage and any supplemental coverage that the officer voluntarily purchases) of $1,500,000.  Accidental Death and Dismemberment (AD&D) coverage is also provided for these same named executive officers up to three times their annual base salary, subject to a separate $1,500,000 maximum benefit level.  The IRS requires that imputed income be calculated and recorded for company paid life insurance in excess of $50,000.  In compliance with IRS regulations, imputed income is recorded to the extent that an executive’s life insurance benefit exceeds this limit.  Listed below is the life insurance coverage in place as of December 31, 2009 for each named executive officer (other than Mr. Borgard and Mr. O’Leary).  For Mr. Borgard and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program."

Named Executive Officer	Life Insurance Coverage ($)
Barth J. Wolf	872,000
Diane L. Ford	500,000
Bradley A. Johnson	747,000

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

Common Stock Ownership Guidelines

WPS believes that it is important to align executive and shareholder interests by defining stock ownership guidelines for executives.  For 2009, the target level for ownership of Integrys Energy Group common stock was three times annualized base salary for Lawrence T. Borgard and Joseph P. O'Leary, and one times annualized base salary for Barth J. Wolf, Diane L. Ford, and Bradley A. Johnson.  All of the WPS named executive officers are complying with its stock ownership guidelines.

Summary Compensation Table for 2009

The following table sets forth for each of the WPS named executive officers (other than Mr. Borgard and Mr. O’Leary) compensation information for the past three fiscal years during which they were named executive officers:  (1) the dollar value of base salary and bonus earned during the applicable fiscal years; (2) the aggregate grant date fair value of stock and option awards, as computed in accordance with the FASB ASC Topic 718 (all stock option awards in this and the other tables relate to Integrys Energy Group common stock); (3) the dollar value of earnings for services pursuant to awards granted during the applicable fiscal years under non-equity incentive plans; (4) the change in pension value and nonqualified compensation earnings during the applicable fiscal years; (5) all other compensation for the applicable fiscal years; and (6) the dollar value of total compensation for the applicable fiscal years.  This Summary

Compensation Table for 2009 and the tables that follow reflect the compensation paid to the named executive officers for all services rendered in all capacities to Integrys Energy Group and its subsidiaries, including WPS, regardless of whether the compensation was paid by Integrys Energy Group or any of its subsidiaries.  For Mr. Borgard and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Summary Compensation Table for 2009."

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensa- tion ($)(3)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Barth J. Wolf Secretary	2009 2008 2007	301,154 290,000 233,038	- - 1,950	193,156 179,025 37,822	58,785 66,381 23,143	165,595 92,098 171,571	196,953 658,578 44,886	19,763 14,015 15,202	935,406 1,300,097 527,612

Diane L. Ford Vice President and Corporate Controller	2009 2008 2007	272,834 255,000 231,288	- - 2,100	144,243 169,275 39,764	43,911 62,747 24,328	122,746 80,983 123,929	57,805 273,974 74,968	19,246 13,347 14,714	660,785 855,326 511,091

Bradley A. Johnson Treasurer	2009 2008 2007	256,785 240,000 220,327	- - 1,950	126,290 148,158 39,119	38,446 54,936 23,954	102,689 67,750 104,915	88,912 254,342 74,088	20,538 13,150 14,893	633,660 778,336 479,246

(1)
Amount reflects 27 pay periods in 2009 and includes amounts deferred into the Integrys Energy Group Deferred Compensation Plan.  See the Nonqualified Deferred Compensation Table for 2009 for more information.

(2)
The amounts shown in columns (e) and (f) reflect the grant date fair value of the awards computed in accordance with FASB ASC Topic 718 - Stock Compensation.  For information regarding the assumptions made in valuing the stock and option awards, see Note 17, “Stock-Based Compensation.”

(3)
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

(4)
The calculation of above-market earnings on nonqualified deferred compensation is based on the difference between 120% of the applicable federal long-term rate (AFR) and the rate of return received on Reserve Accounts A and B.  Provided below are the actual rates of return used in the calculation:  Note that Reserve Account A was frozen to new deferrals beginning on January 1, 1996.  Reserve Account B was frozen to new deferrals beginning on April 1, 2008.

Time Period	AFR 120%	Res A – Daily	Res B – Daily
October 2008 – March 2009	5.19%	8.9302%	6.3427%
April 2009 – September 2009	4.42%	6.0000%	6.0000%
October 2009 – March 2010	4.93%	6.0000%	6.0000%

(5)
Reflects other compensation items consisting of life insurance premiums, imputed income from life insurance benefits and Employee Stock Ownership Plan (ESOP) matching contributions.  For individual items included in column (i) that were in excess of $10,000, see the table below reflecting ESOP matching contributions.  For individual items included in column (i) that were in excess of $10,000 for Mr. Borgard and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Summary Compensation Table for 2009."

Named Executive Officer	ESOP ($)
Barth J. Wolf	16,203
Diane L. Ford	16,145
Bradley A. Johnson	15,811

With regard to equity awards, no re-pricing, extension of exercise periods, change of vesting or forfeiture conditions, change or elimination of performance criteria, change of bases upon which returns are determined, or any other material modification of any outstanding option or other equity based award occurred during fiscal years reported in the table.

Grants of Plan-Based Awards Table for 2009

The following table sets forth information regarding all incentive plan awards that were made to the WPS named executive officers (other than Mr. Borgard and Mr. O’Leary) during 2009, including equity and non-equity based awards.  For Mr. Borgard and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Grants of Plan-Based Awards Table for 2009."

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards Annual Incentive Plan (1)			Estimated Future Payouts Under Equity Incentive Plan Awards Performance Share Program			All Other Stock Awards: Number of Shares of Stock or Units (#) Restricted Stock Program	All Other Option Awards: Number of Securities Underlying Options (#) Stock Option Program	Exercise or Base Price Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (2)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Barth J. Wolf	2009	79,750	159,500	239,250
	2/19/09				1,888	3,776	7,552				140,127
	2/12/09							1,259			53,029
	2/12/09								15,931	42.12	58,785
Diane L. Ford	2009	59,510	119,019	178,529
	2/19/09				1,410	2,820	5,640				104,650
	2/12/09							940			39,593
	2/12/09								11,900	42.12	43,911
Bradley A. Johnson	2009	49,786	99,571	149,357
	2/19/09				1,235	2,469	4,938				91,625
	2/12/09							823			34,665
	2/12/09								10,419	42.12	38,446

(1)
Based on 2009 Executive Incentive Plan payout percentages.  For more information, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program – Short-Term Incentive Compensation.”

(2)
Performance shares are valued at target payout using the value derived from a Monte Carlo simulation.  Restricted stock is valued at $42.12, the closing stock price on the grant date.  Stock options are valued at $3.69 on an accounting expense basis based on a proprietary "advance lattice" option pricing model.

For a narrative description of the material factors necessary to understand the information disclosed in the Summary Compensation Table for 2009 and the Grants of Plan-Based Award Table for 2009, see the Proxy Statement under the caption "Executive Compensation."

Outstanding Equity Awards Table for 2009

The following table sets forth information for the WPS named executive officers (other than Mr. Borgard and Mr. O’Leary) regarding outstanding awards under the stock option plan, restricted stock plan, incentive plans, and similar plans, including market-based values of associated rights and/or shares as of December 31, 2009.  For Mr. Borgard and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Outstanding Equity Awards Table for 2009."

Name	Options Awards (1)					Stock Awards (2)
	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (3)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Barth J. Wolf	2,530	-	-	34.09	12/13/2011	2,153	90,404	6,471	271,717
	4,119	-	-	37.96	12/12/2012
	4,463	-	-	44.73	12/10/2013
	5,156	-	-	48.11	12/7/2014
	6,491	-	-	54.85	12/7/2015
	5,088	1,695	-	52.73	12/7/2016
	1,484	1,483	-	58.65	5/17/2017
	3,672	11,014	-	48.36	2/14/2018
Diane L. Ford	-	15,931	-	42.12	2/12/2019
	6,244	-	-	34.09	12/13/2011	1,829	76,800	5,368	225,402
	6,382	-	-	37.96	12/12/2012
	6,332	-	-	44.73	12/10/2013
	7,433	-	-	48.11	12/7/2014
	8,036	-	-	54.85	12/7/2015
	6,848	2,282	-	52.73	12/7/2016
Bradley A. Johnson	1,560	1,559	-	58.65	5/17/2017
	3,471	10,411	-	48.36	2/14/2018
	-	11,900	-	42.12	2/12/2019
	2,449	-	-	37.96	12/12/2012	1,607	67,478	4,699	197,311
	4,577	-	-	44.73	12/10/2013
	6,071	-	-	48.11	12/7/2014
	6,491	-	-	54.85	12/7/2015
	5,723	1,907	-	52.73	12/7/2016

(1)  Provided below is the corresponding vesting date relative to each option expiration date:

Grant Date	Full Vesting Date	Expiration Date
12/13/2001	12/13/2005	12/13/2011
12/12/2002	12/12/2006	12/12/2012
12/10/2003	12/10/2007	12/10/2013
12/08/2004	12/08/2008	12/08/2014
12/07/2005	12/07/2009	12/07/2015
12/07/2006	12/07/2010	12/07/2016
5/17/2007	5/17/2011	5/17/2017
2/14/2008	2/14/2012	2/14/2018

(2)	Integrys Energy Group stock price on December 31, 2009 was $41.99.

(3)
Subsequent to December 31, 2009, a payout will occur on performance shares for the performance period of 2007-2009 due to Total Shareholder Return results being above threshold requirements.  The number of earned performance shares attributable to each named executive officer as a result of the threshold requirements being achieved, along with the corresponding market value of such shares, is as follows:

Named Executive Officer	# Earned Shares	Market or payout value of earned shares ($)
Barth J. Wolf	887	37,245
Diane L. Ford	1,100	46,189
Bradley A. Johnson	969	40,688

Option Exercises and Stock Vested Table for 2009

The following table sets forth amounts received by each WPS named executive officer (other than Mr. Borgard and Mr. O’Leary) upon exercise of options (or similar instruments) or the vesting of stock (or similar instruments) during 2009.  For Mr. Borgard and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Option Exercises and Stock Vested Table for 2009."

	Option Awards		Stock Awards (1)
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
(a)	(b)	(c)	(d)	(e)
Barth J. Wolf	-	-	1,278	52,857
Diane L. Ford	-	-	1,507	62,426
Bradley A. Johnson	-	-	1,327	54,891

(1)	Payout on total shareholder return for the performance period ending December 31, 2009, meeting the threshold payout level. These performance shares had a performance period of 2007-2009.

Pension Benefits Table for 2009

The following table sets forth the actuarial present value of each WPS named executive officer's (other than Mr. Borgard and Mr. O’Leary) accumulated benefit under each defined benefit plan, assuming benefits are paid at normal retirement age based on current levels of compensation.  For Mr. Borgard and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Pension Benefits Table for 2009."  None of the WPS named executives other than Ms. Ford and Mr. Johnson are currently eligible for early retirement.  No pension benefits were paid to any of the WPS named executive officers during the year.  Specific details of these benefits are discussed above in more detail in the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program – Other Benefits."

Name	Plan Name (1)	Number of years of credited service (#)(2)	Present value of accumulated benefits ($)(3)	Payments during last fiscal year ($)
(a)	(b)	(c)	(d)	(e)
Barth J. Wolf	Retirement Plan	21	474,385	-
	Restoration Plan	21	208,282	-
	SERP	21	715,365	-
	Total		1,398,032	-

Diane L. Ford	Retirement Plan	34	935,543	-
	Restoration Plan	34	362,611	-
	SERP	34	317,317	-
	Total		1,615,471	-

Bradley A. Johnson	Retirement Plan	30	744,883	-
	Restoration Plan	30	284,140	-
	SERP	30	403,772	-
	Total		1,432,795	-

(1)
For a description of the material terms and conditions of the above named plans, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program – Other Benefits."

(2)	Full years of credited service only. Actual plan benefits are calculated taking into account full and fractional years of credited service.

(3)	Change in pension value during 2009 and present value of accumulated benefit at year-end:

Qualified Retirement Plan

For the named executive officers, the amounts shown are based on the present value of the projected pension plan account balances payable at the plan's normal retirement age (age 65).  The projected age 65 pension plan account equals the participant's accrued account balance at year-end rolled forward with interest credits to age 65 using the plan's interest rate (6.72% at December 31, 2008, and 2.35% at December 31, 2009).  The present value was determined using an interest rate consistent with assumptions used for financial reporting under the Compensation-Retirement Benefits Topic of the FASB ASC (6.45% at December 31, 2008, and 6.15% at December 31, 2009).

For named executive officers covered under the Integrys Energy Group Retirement Plan, the value of the temporary supplemental benefit has been added.  The present value was determined assuming current commencement (if currently eligible) or commencement at earliest eligibility (generally age 55) and paid in a single lump-sum form, using the plan's interest rate to calculate the lump sum payment (Pension Protection Act segment lump-sum rates at December 31, 2008, and December 31, 2009) and using an interest rate consistent with assumptions used in financial reporting under the Compensation-Retirement Benefits Topic of the FASB ASC to determine the present value at year-end of the lump sum payable.  The benefit was prorated based on current service over service from hire date to date of earliest eligibility.

Nonqualified Restoration Plan

The amounts shown are based on the present value of the projected pension plan account balances payable at the plan's normal retirement age (age 65).  The projected age 65 pension plan account equals the participant's accrued account balance at year-end rolled forward with interest credits to age 65 using the plan's interest rate (6.72% at December 31, 2008, and 2.35% at December 31, 2009).  The present value was determined using an interest rate consistent with assumptions used for financial reporting under the Compensation-Retirement Benefits Topic of the FASB ASC (6.45% at December 31, 2008, and 6.15% at December 31, 2009).

Nonqualified SERP

The values shown are based on the present value of the accrued benefit at unreduced retirement age (age 62) reflecting final average pay and service as of the calculation date.  The present value was determined assuming commencement at age 62 using an interest rate consistent with assumptions used for financial reporting under the Compensation-Retirement Benefits Topic of the FASB ASC (6.45% at December 31, 2008, and 6.15% at December 31, 2009).

Nonqualified Deferred Compensation Table for 2009

The following table sets forth information regarding the contributions, earnings, and balances for each WPS named executive officer (other than Mr. Borgard and Mr. O’Leary) relative to the nonqualified deferred compensation plan for 2009.  For Mr. Borgard and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Nonqualified Deferred Compensation Table for 2009."

Name	Executive Contributions in last fiscal year ($)(1)	Registrant contributions in last fiscal year ($)(1)	Aggregate earnings in last fiscal year ($)(2)	Aggregate withdrawal/ distributions ($)	Aggregate balance at last fiscal year end ($)(3)
(a)	(b)	(c)	(d)	(e)	(f)
Barth J. Wolf	21,081	-	72,306	-	767,625
Diane L. Ford	27,283	-	184,879	-	1,271,855
Bradley A. Johnson	19,914	-	85,026	-	1,058,169

(1)
Deferrals into the Deferred Compensation Plan were made from compensation earned in 2009 and are reported in column (c) of the Summary Compensation Table for 2009, with the exception of annual incentive and performance share amounts earned in 2008, but paid out and deferred in 2009.  These amounts are as follows:

Name	Annual Incentive Payout	Performance Share Payout
Barth J. Wolf	69,074	-
Diane L. Ford	64,786	-
Bradley A. Johnson	67,750	-

(2)	Above market earnings received on Reserve Accounts A and B are reported in column (h) of the Summary Compensation Table for 2009.

(3)	The aggregate balance includes amounts shown in footnote (1) and the above market earnings on Reserve Accounts A and B, which are included in column (h) of the Summary Compensation Table for 2009.

The following table sets forth the actual earnings during 2009 of each deferred compensation account held by the WPS named executive officers (other than Mr. Borgard and Mr. O’Leary).  For Mr. Borgard and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Nonqualified Deferred Compensation Table for 2009."

Name	Aggregate earnings for Reserve A in last fiscal year ($)	Aggregate earnings for Reserve B in last fiscal year ($)	Aggregate earnings for Mutual Funds in last fiscal year ($)	Aggregate earnings for company stock in last fiscal year ($)	Aggregate earnings in last fiscal year ($)
Barth J. Wolf	-	14,171	34,133	24,002	72,306
Diane L. Ford	7,813	-	152,167	24,899	184,879
Bradley A. Johnson	3,692	25,373	30,751	25,210	85,026

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

At December 31, 2009, there were 638,942 shares of Integrys Energy Group common stock available for distribution under this plan.

Termination of Employment

Provided below are estimated enhanced aggregate compensation and benefits that may be payable to the WPS named executive officers (other than Mr. Borgard and Mr. O’Leary) in the event of termination of employment.  These estimates assume that termination occurred on the last business day of the last fiscal year (December 31, 2009).  For Mr. Borgard and Mr. O’Leary, see the Proxy Statement under the caption "Executive Compensation – Termination of Employment."

Type of Termination	Barth J. Wolf (1)	Diane L. Ford (2)	Bradley A. Johnson (2)
Retirement (3)	$-	$2,662,795	$2,364,722
Change In Control (CIC)	1,517,223	1,363,361	1,248,655

(1)	Mr. Wolf was not retirement eligible as of December 31, 2009.

(2)
Ms. Ford and Mr. Johnson are currently eligible for retirement under the pension program, as specified in the plan documents.  Termination for reasons that are voluntary/involuntary/for cause would be treated the same as retirement.

(3)
Included in the value shown is the present value of future retirement benefit payments.  Under the Pension Restoration Plan and the Supplemental Retirement Plan, certain participants will be paid a monthly benefit (for a fixed number of payments or a lifetime annuity).  The present value of future monthly benefit payments was determined using an interest rate and mortality table consistent with assumptions used for financial reporting under the Compensation-Retirement Benefits Topic of the FASB ASC.  Also included in the total is the enhanced value for any outstanding equity grants.

The WPS named executives have been provided with an agreement such that in the event of a change in control, a termination payment would be provided.  For further details regarding the nature of these agreements, see the Proxy Statement under the caption "Executive Compensation – Termination of Employment."

No triggering event occurred in 2009 that affected the WPS named executive officers.  The Change in Control estimate above provides the approximate cash severance amount, the present value of enhanced pension, health and welfare and outplacement benefits, the amount due for interrupted performance cycles, and the intrinsic value of stock-based awards for each WPS named executive officer.

Director Compensation

At December 31, 2009, the six directors of WPS consisted entirely of employees of Integrys Energy Group or its subsidiaries.  The directors are Charles A. Schrock, Chairman; Lawrence T. Borgard; William D. Laakso; Thomas P. Meinz; Phillip M. Mikulsky; and Joseph P. O'Leary.  Mr. Larry L. Weyers also served as a director of WPS until March 16, 2009.  None of these directors receive compensation for serving in the role of a director of WPS.  Each director is compensated in their role as an employee of Integrys Energy Group or a subsidiary of Integrys Energy Group.  For the compensation paid to Messrs. Weyers, Schrock, O'Leary and Mikulsky as named executive officers of Integrys Energy Group, see the Proxy Statement under the caption "Executive Compensation – Summary Compensation Table for 2009."  The remaining directors were paid the following total compensation by Integrys Energy Group or a subsidiary of Integrys Energy Group for the year ended December 31, 2009:  Thomas P. Meinz $689,518 and William D. Laakso $472,972.

Compensation Committee Report

For the Committee’s report, see the Proxy Statement under the caption “Executive Compensation – Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Voting Securities

All of the common stock of WPS is held by its parent, Integrys Energy Group.

Listed in the following table are the shares of Integrys Energy Group's common stock owned as of February 1, 2010, by the then directors and the 2009 named executive officers of WPS, as well as the number of shares owned by the then directors and executive officers of WPS as a group as of February 1, 2010.

	Amount and Nature of Shares Beneficially Owned February 1, 2010
Name and Title	Aggregate Number of Shares Beneficially Owned	Number of Shares Subject to Stock Options	Percent of Shares
Lawrence T. Borgard President and Chief Executive Officer and Director	101,628	76,646	*
Phillip M. Mikulsky Director (1)	236,328	194,003	*
Thomas P. Meinz Director (2)	112,024	87,902	*
William D. Laakso Director	3,484	2,335	*
Joseph P. O'Leary Senior Vice President, Chief Financial Officer and Director	179,762	162,579	*
Charles A. Schrock Director	148,375	126,345	*
Diane L. Ford Vice President and Corporate Controller	65,823	52,752	*
Barth J. Wolf Secretary	47,519	40,658	*
Bradley A. Johnson Treasurer	47,377	35,530	*
All 9 directors and executive officers as a group (3)	942,320	778,750	1.2%
*	Less than 1% of Integrys Energy Group’s outstanding shares of common stock as of December 31, 2009

(1)	Includes 7,501 shares owned in a joint trust with spouse.

(2)	Includes 4,432 shares owned in a joint trust with spouse.

(3)
Aggregate Number of Shares Beneficially Owned includes shares of common stock held in the Employee Stock Ownership Plan and Trust, the WPS Deferred Compensation Trust, and all stock options, which are exercisable within 60 days of February 1, 2010.  Each director or officer has sole voting and investment power with respect to the shares reported, unless otherwise noted.  No voting or investment power exists related to the stock options reported until exercised.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees for professional services provided to WPS by Deloitte & Touche LLP in 2009 and 2008:

Fees	2009	2008
Audit Fees (a)	$671,160	$804,659
Audit Related Fees (b)	-	500
Tax Fees (c)	179,387	-
All Other Fees (d)	630	590
Total Fees	$851,177	$805,749

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

c)	Tax Fees. Consists of fees billed for professional services rendered for tax compliance.

d)
All Other Fees. Consists of other fees for services provided to WPS by Deloitte & Touche LLP for products and services other than the services reported above.  All Other Fees are for software licensing and training provided in 2009 and 2008.  The nature of the software license fees, which include support, learning services, and training, has been deemed as permissible non-attest services.

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

For information on the Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm regarding WPS see the discussion in the Proxy Statement, under the caption "Principal Fees and Services Paid to Independent Registered Public Accounting Firm."

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

(1)	Consolidated Financial Statements included in Part II at Item 8 above:

	Description	Pages in 10-K

	Consolidated Statements of Income for the three years ended December 31, 2009, 2008, and 2007	43

	Consolidated Balance Sheets as of December 31, 2009 and 2008	44

	Consolidated Statements of Capitalization as of December 31, 2009 and 2008	45

	Consolidated Statements of Common Shareholder's Equity for the three years ended December 31, 2009, 2008, and 2007	46

	Consolidated Statements of Cash Flows for the three years ended December 31, 2009, 2008, and 2007	47

	Notes to Consolidated Financial Statements	48

	Report of Independent Registered Public Accounting Firm	80

(2)
Financial Statement Schedules.
The following financial statement schedules are included in Part IV of this report.  Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	Description	Pages in 10-K

	Schedule II WPS Valuation and Qualifying Accounts	99

(3)	Listing of all exhibits, including those incorporated by reference. See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February, 2010.

WISCONSIN PUBLIC SERVICE CORPORATION

(Registrant)

By:	/s/ Lawrence T. Borgard
Lawrence T. Borgard President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

William D. Laakso *	Director
Thomas P. Meinz *	Director
Phillip M. Mikulsky *	Director
Charles A. Schrock *	Director and Chairman

/s/ Lawrence T. Borgard	President, Chief Executive Officer and Director (principal executive officer)	February 25, 2010
Lawrence T. Borgard

/s/ Joseph P. O'Leary	Senior Vice President, Chief Financial Officer and Director (principal financial officer)	February 25, 2010
Joseph P. O'Leary

/s/ Diane L. Ford	Vice President and Corporate Controller (principal accounting officer)	February 25, 2010
Diane L. Ford

* By: /s/ Diane L. Ford
Diane L. Ford	Attorney-in-Fact	February 25, 2010

SCHEDULE II
WISCONSIN PUBLIC SERVICE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended December 31, 2009, 2008, and 2007
(in millions)

	Balance at	Additions
	Beginning of	Charged to		Balance at
Fiscal Year	Period	Expense (1)	Reductions (2)	End of Period

2007	$7.0	$7.8	$10.8	$4.0

2008	$4.0	$9.4	$8.6	$4.8

2009	$4.8	$11.7	$11.5	$5.0

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

3.2	By-Laws of WPS, as amended through March 16, 2009. (Incorporated by reference to Exhibit 3.2 to WPS's Form 8-K filed March 19, 2009.)

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

10.14+
Form of Integrys Energy Group 2007 Omnibus Incentive Compensation Plan Restricted Stock Unit Award Agreement approved February 14, 2008.  (Incorporated by reference to Exhibit 10.9 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No. 1-11337].)

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

99
Proxy Statement for Integrys Energy Group's 2010 Annual Meeting of Shareholders.  [To be filed with the SEC under Regulation 14A within 120 days after December 31, 2009; except to the extent specifically incorporated by reference, the Proxy Statement for the 2010 Annual Meeting of Shareholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K.]

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