Form 10-Q
period 2010-03-31
WISCONSIN PUBLIC SERVICE CORP
filed 2010-05-06
CIK 107833

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Common stock, $4 par value, 23,896,962 shares outstanding at May 5, 2010

______________________________________________________________________________
______________________________________________________________________________

Page
EXHIBIT INDEX	38

4.1	Forty-First Supplemental Indenture, dated as of December 18, 2008

4.2	42nd Supplemental Indenture, dated as of April 25, 2010

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

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

Forward-looking statements involve a number of risks and uncertainties.  Some risks that could cause results to differ from any forward-looking statement include those described in Item 1A of WPS's Annual Report on Form 10-K for the year ended December 31, 2009, as may be amended or supplemented in Part II, Item 1A of this report.  Other factors include:

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions)	2010	2009

Operating revenues
Electric	$305.6	$299.4
Natural gas	161.4	188.8
Total operating revenues	467.0	488.2

Electric production fuels	59.0	45.5
Purchased power	68.8	86.5
Natural gas purchased for resale	96.2	126.0
Operating and maintenance expense	112.1	103.7
Depreciation and amortization expense	28.6	26.4
Taxes other than income taxes	12.5	12.7
Operating income	89.8	87.4

Miscellaneous income	2.8	4.0
Interest expense	(13.7)	(12.5)
Other expense	(10.9)	(8.5)

Income before taxes	78.9	78.9
Provision for income taxes	30.6	28.8
Net income	48.3	50.1

Preferred stock dividend requirements	0.8	0.8
Net income attributed to common shareholder	$47.5	$49.3

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2010	2009

Assets
Cash and cash equivalents	$76.9	$6.0
Accounts receivable and accrued unbilled revenues, net of reserves of $5.8 and $5.0, respectively	198.5	203.6
Receivables from related parties	6.5	8.1
Inventories	46.7	70.1
Assets from risk management activities	1.9	5.0
Regulatory assets	26.6	40.5
Materials and supplies, at average cost	25.3	24.8
Prepaid federal income tax	-	30.6
Prepaid gross receipts tax	30.0	39.0
Other current assets	9.2	12.9
Current assets	421.6	440.6

Property, plant, and equipment, net of accumulated depreciation of $1,204.8 and $1,182.0, respectively	2,365.7	2,379.8
Regulatory assets	380.4	362.0
Receivables from related parties	10.4	10.5
Goodwill	36.4	36.4
Other long-term assets	82.4	82.0
Total assets	$3,296.9	$3,311.3

Liabilities and Shareholders' Equity
Short-term debt	$10.0	$17.0
Accounts payable	90.0	109.0
Payables to related parties	14.2	26.5
Liabilities from risk management activities	2.8	2.5
Regulatory liabilities	33.3	44.4
Customer credit balances	15.9	28.2
Acrrued taxes	10.8	3.2
Accrued interest	15.0	8.0
Other current liabilities	30.6	33.9
Current liabilities	222.6	272.7

Long-term debt to parent	9.2	9.3
Long-term debt	871.0	870.9
Deferred income taxes	312.7	294.2
Deferred investment tax credits	9.5	9.8
Regulatory liabilities	236.1	234.2
Environmental remediation liabilities	75.1	75.3
Pension and other postretirement benefit obligations	262.9	258.6
Payables to related parties	8.8	9.0
Other long-term liabilities	100.7	98.1
Long-term liabilities	1,886.0	1,859.4

Commitments and contingencies

Preferred stock - $100 par value; 1,000,000 shares authorized; 511,882 shares issued and outstanding	51.2	51.2
Common stock - $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid-in capital	626.9	640.2
Retained earnings	414.6	392.2
Total liabilities and shareholders' equity	$3,296.9	$3,311.3

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)		March 31	December 31
(Millions, except share amounts)		2010	2009

Common stock equity
Common stock - $4 par value; 32,000,000 shares authorized;
23,896,962 shares outstanding		$95.6	$95.6
Additional paid-in capital		626.9	640.2
Retained earnings		414.6	392.2
Total common stock equity		1,137.1	1,128.0

Preferred stock
Cumulative; $100 par value; 1,000,000 shares authorized
with no mandatory redemption -

Series	Shares Outstanding
5.00%	131,916	13.2	13.2
5.04%	29,983	3.0	3.0
5.08%	49,983	5.0	5.0
6.76%	150,000	15.0	15.0
6.88%	150,000	15.0	15.0
Total preferred stock		51.2	51.2

Long-term debt to parent
Series	Year Due
8.76%	2015	3.7	3.8
7.35%	2016	5.5	5.5
Total long-term debt to parent		9.2	9.3

Long-term debt
First Mortgage Bonds
Series	Year Due
7.125%	2023	0.1	0.1
Senior Notes
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
3.95%	2013	22.0	22.0
4.80%	2013	125.0	125.0
6.375%	2015	125.0	125.0
5.65%	2017	125.0	125.0
6.08%	2028	50.0	50.0
5.55%	2036	125.0	125.0
Total First Mortgage Bonds and Senior Notes		872.1	872.1
Unamortized discount on long-term debt, net		(1.1)	(1.2)
Total long-term debt		871.0	870.9
Total capitalization		$2,068.5	$2,059.4

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2010	2009

Operating Activities
Net income	$48.3	$50.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	28.6	26.4
Recoveries and refunds of regulatory assets and liabilities	2.9	3.0
Deferred income taxes and investment tax credit	18.9	23.9
Bad debt expense	0.9	2.1
Pension and other postretirement expense	7.1	2.5
Pension and other postretirement contributions	(0.4)	(0.4)
Equity income, net of dividends	-	(0.5)
Other, net	(13.2)	(8.4)
Changes in working capital
Collateral on deposit	(1.9)	(3.9)
Accounts receivable and accrued unbilled revenue	4.9	39.4
Inventories	24.5	57.0
Prepaid federal income taxes	30.6	0.5
Other current assets	19.2	15.1
Accounts payable	(21.7)	(27.4)
Other current liabilities	(7.8)	7.4
Net cash provided by operating activities	140.9	186.8

Investing Activities
Capital expenditures	(23.4)	(46.5)
Proceeds from sale of property, plant, and equipment	0.5	0.6
Other	0.7	-
Net cash used for investing activities	(22.2)	(45.9)

Financing Activities
Short-term debt - net	(7.0)	(50.0)
Payments of long-term debt	(0.1)	(0.1)
Dividends to parent	(24.9)	(24.2)
Return of capital to parent	(15.0)	-
Preferred stock dividends	(0.8)	(0.8)
Other	-	(0.1)
Net cash used for financing activities	(47.8)	(75.2)
Net change in cash and cash equivalents	70.9	65.7
Cash and cash equivalents at beginning of period	6.0	9.0
Cash and cash equivalents at end of period	$76.9	$74.7

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE 1--FINANCIAL INFORMATION

The condensed consolidated financial statements of WPS have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with GAAP.  Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the WPS Annual Report on Form 10-K for the year ended December 31, 2009.

The condensed consolidated financial statements are unaudited, but, in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements.  Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2010.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the WPS Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31
(Millions)	2010	2009
Cash paid for interest	$5.0	$5.4
Cash (received) paid for income taxes	(28.6)	1.5

Construction costs funded through accounts payable and treated as non-cash investing activities totaled $4.4 million and $11.7 million at March 31, 2010, and 2009, respectively.

NOTE 3--RISK MANAGEMENT ACTIVITIES

WPS uses derivative instruments to manage commodity costs.  None of these derivatives are designated as hedges for accounting purposes.  The derivatives include financial derivative contracts (NYMEX futures and options), and financial transmission rights used by the electric utility segment to manage electric transmission congestion costs.  The NYMEX futures and options were used by both the electric and natural gas utility segments to mitigate the risks associated with the market price volatility of natural gas costs and the costs of gasoline and diesel fuel used by WPS's utility vehicles.

In the three months ended March 31, 2010, WPS identified additional classes of risk management assets and liabilities as a result of the implementation of FASB Accounting Standards Update (ASU) 2010-06, "Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements."  As required, this ASU was only applied for the quarter ended March 31, 2010, and therefore, prior periods do not reflect the expanded disclosure requirements.

The following tables show WPS's assets and liabilities from risk management activities.

		March 31, 2010
(Millions)	Balance Sheet Presentation *	Assets	Liabilities
Financial transmission rights	Current	$1.7	$0.4
Natural gas contracts	Current	0.1	2.4
Natural gas contracts	Other Long-term	-	0.1
Petroleum product contracts	Current	0.1	-
Total commodity contracts	Current	$1.9	$2.8
Total commodity contracts	Other Long-term	-	0.1
Total		$1.9	$2.9

*
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

		December 31, 2009
(Millions)	Balance Sheet Presentation *	Assets	Liabilities
Commodity contracts	Current	$5.0	$2.5

*
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

The tables below show the unrealized gains (losses) recorded related to derivatives at WPS.

(Millions)	Financial Statement Presentation	Three Months Ended March 31, 2010
Financial transmission rights	Balance Sheet – Regulatory assets (current)	$0.8
Financial transmission rights	Balance Sheet – Regulatory liabilities (current)	(2.1)
Natural gas contracts	Balance Sheet – Regulatory assets (current)	(0.7)
Natural gas contracts	Balance Sheet – Regulatory assets (long-term)	(0.2)
Natural gas contracts	Balance Sheet – Regulatory liabilities (current)	(0.2)

(Millions)	Financial Statement Presentation	Three Months Ended March 31, 2009
Commodity contracts	Balance Sheet – Regulatory assets (current)	$(1.7)
Commodity contracts	Balance Sheet – Regulatory assets (long-term)	(0.3)
Commodity contracts	Balance Sheet – Regulatory liabilities (current)	(2.7)
Commodity contracts	Income Statement – Natural gas purchased for resale	0.2

WPS had the following notional volumes of outstanding derivative contracts:

	March 31, 2010		December 31, 2009
Commodity	Purchases	Other Transactions	Purchases	Other Transactions
Natural gas (millions of therms)	23.1	N/A	54.6	N/A
Financial transmission rights(millions of kilowatt-hours)	N/A	2,196.6	N/A	4,306.0
Petroleum products (barrels)	11,266	N/A	15,144	N/A

The following table shows WPS's cash collateral positions:

(Millions)	March 31, 2010	December 31, 2009
Cash collateral provided to others	$3.2	$1.9

NOTE 4--RESTRUCTURING EXPENSE

In an effort to permanently remove costs from its operations, Integrys Energy Group developed a strategy at the end of 2009 that included a reduction in the workforce supporting WPS as well as Integrys Energy Group’s other subsidiaries.  In connection with this strategy, an insignificant amount of employee-related restructuring costs were expensed on the Condensed Consolidated Statements of Income for the three months ended March 31, 2010.

The following table summarizes the activity related to these restructuring costs:

(Millions)	Three Months Ended March 31, 2010
Accrued restructuring costs at beginning of period	$10.7
Restructuring costs accrued during the period	0.5 *
Cash payments	(3.5)
Payments to IBS for allocated restructuring costs	(3.4)
Accrued restructuring costs at end of period	$4.3

*
$0.3 million of these restructuring costs are being billed to certain companies in accordance with provisions in the operating agreements with these companies that allow WPS to recover a portion of its administrative and general expenses.

NOTE 5--SHORT-TERM DEBT AND LINES OF CREDIT

WPS's outstanding short-term borrowings consisted of sales of commercial paper and short-term notes.

(Millions, except percentages)	March 31, 2010	December 31, 2009
Commercial paper outstanding	-	$7.0
Average discount rate on outstanding commercial paper	-	0.22%
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on outstanding short-term notes payable	0.18%	0.18%

The table below presents WPS's average amount of short-term borrowings outstanding based on daily outstanding balances during the quarters ended March 31:

(Millions)	2010	2009
Average amount of commercial paper outstanding	$0.3	$12.7
Average amount of short-term notes payable outstanding	10.0	10.0

WPS manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to WPS's short-term debt, lines of credit, and remaining available capacity:

(Millions)	Maturity	March 31, 2010	December 31, 2009
Revolving credit facility (1)	6/02/10	$115.0	$115.0
Revolving short-term notes payable (2)	11/13/10	10.0	10.0

Total short-term credit capacity		125.0	125.0

Less:
Letters of credit issued inside credit facilities		3.2	3.2
Loans outstanding under credit agreements and notes payable		10.0	10.0
Commercial paper outstanding		-	7.0

Available capacity under existing agreements		$111.8	$104.8

(1)      In April 2010, WPS entered into a new revolving credit agreement to provide support for its commercial paper borrowing program.  Upon entering into the new agreement, the maturing facility was terminated.  The new revolving credit agreement allows for borrowings up to $115.0 million and will mature on April 23, 2011.  WPS intends to request authority to enter into a multi-year credit agreement from the PSCW, and if granted, the credit facility will mature on April 23, 2013.

(2)      This note is renewed every six months and is used for general corporate purposes.

At March 31, 2010, WPS was in compliance with all financial covenants related to outstanding short-term debt.  WPS's revolving credit agreement contains financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreement.

NOTE 6--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of WPS through March 31, 2010.  All asset retirement obligations are recorded as other long-term liabilities on the Condensed Consolidated Balance Sheets.

(Millions)
Asset retirement obligations at December 31, 2009	$17.8
Accretion	0.3
Asset retirement obligations at March 31, 2010	$18.1

NOTE 7--INCOME TAXES

WPS's effective tax rate for the quarters ended March 31, 2010, and 2009, was 38.8% and 36.5%, respectively.

WPS calculates its provision for income taxes based on an interim effective tax rate that reflects its projected annual effective tax rate before certain discrete items.

The effective tax rate for the quarter ended March 31, 2010 was higher than the federal tax rate of 35%, primarily due to the elimination of the deductibility of prescription drug payments to retirees, to the extent those payments will be offset by the receipt of the Medicare Part D subsidy, as mandated in the federal Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 (HCR).  As a result of the legislation, WPS expensed $4.5 million of deferred income tax benefits during the quarter ended March 31, 2010, which were previously recognized as a reduction in provision for income taxes. This additional provision for income taxes will not reoccur in future periods.  Also contributing to the higher effective tax rate was the impact of state income taxes, partially offset by an increase in wind production tax credits in 2010.

For the quarter ended March 31, 2010, there was no significant change in WPS’s liability for unrecognized tax benefits.

NOTE 8--COMMITMENTS AND CONTINGENCIES

General

Amounts ultimately paid as penalties, or eventually determined to be paid in lieu of penalties, may not be deductible for income tax purposes.

Commodity Purchase Obligations and Purchase Order Commitments

WPS routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  WPS has obligations to distribute and sell electricity and natural gas to customers and expects to recover costs related to these obligations in future customer rates.

The obligations described below are as of March 31, 2010.

●
WPS's electric utility segment has obligations related to coal supply and transportation that extend through 2016 and total $246.6 million, obligations of $1,097.1 million for either capacity or energy related to purchased power that extend through 2027, and obligations for other commodities totaling $9.8 million, which extend through 2013.

●	WPS's natural gas utility segment has obligations related to natural gas supply and transportation contracts totaling $418.7 million, some of which extend through 2024.
●	WPS also has commitments in the form of purchase orders issued to various vendors, which totaled $239.2 million and relate to normal business operations, including construction projects.

Environmental

Clean Air Act New Source Review Issues

Weston and Pulliam Plants:
On November 18, 2009, the EPA issued a Notice of Violation (NOV) to WPS alleging violations of the New Source Review requirements of the Clean Air Act (CAA).  Specifically, the allegations relate to requirements for certain projects undertaken at Pulliam and Weston from 1994 to 2009.  WPS has evaluated the NOV, including an analysis of the allegations as well as options for resolution with the EPA, and has met with the EPA to discuss a possible resolution.  WPS continues to review the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

Columbia Plant:
On October 10, 2009, WPS, along with its co-owners, received from the Sierra Club a Notice of Intent (NOI) to file a civil lawsuit based on allegations that major modifications were made at the Columbia generation station without complying with the CAA.  Specifically, the allegations suggest that Prevention of Significant Deterioration (PSD) permits that imposed Best Available Control Technology (BACT) limits on emissions should have been obtained for the Columbia generation station, which is jointly owned by Wisconsin Power and Light (WP&L), Madison Gas and Electric Company (MG&E), and WPS, and operated by WP&L.  The NOI also covers similar allegations related to another generation station solely owned by WP&L.  WPS is reviewing the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

WP&L, on behalf of itself and the joint owners, sent a Notice of Deficiency to the Sierra Club regarding the NOI.  In response, the Sierra Club filed a Supplemental NOI on December 14, 2009, purporting to correct the deficiencies.  WP&L is in receipt of the Sierra Club’s initial demand and is in the process of analyzing the allegations, as well as the demand, and has begun discussions with the Sierra Club.

Edgewater Plant:
On December 11, 2009, WPS, along with its co-owners, received from the Sierra Club a copy of an NOI to file a civil lawsuit against the EPA based on the EPA's failure to take actions against the co-owners and operator of the Edgewater generation station based upon allegations of failure to comply with the CAA.  Specifically, the allegations suggest that PSD permits that imposed BACT limits on emissions from the facilities should have been obtained for Edgewater.  Edgewater is jointly owned by WP&L, WE Energies (Unit 5) and WPS (Unit 4), and operated by WP&L.  WP&L is in the process of analyzing the Sierra Club's actions.  WPS is reviewing the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

On December 21, 2009, WPS, along with its co-owners, received from the Sierra Club an NOI to file a civil lawsuit based on allegations that major modifications were made at the Edgewater generation station without complying with the PSD and Title V Operating Permit requirements of the CAA.  Specifically, the allegations suggest that PSD permits that imposed BACT limits on emissions from the facilities should have been obtained for Edgewater.  WP&L is in the process of analyzing the allegations and has begun discussions with the Sierra Club.  WPS is reviewing the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

Columbia and Edgewater Plants:
On December 14, 2009, the EPA issued an NOV to WP&L relative to its Nelson Dewey Plant and to WP&L and the other joint owners of the Columbia and Edgewater generation stations alleging violations of New Source Review requirements of the CAA for certain projects undertaken at those plants.  The joint owners met with the EPA to begin discussions on a possible resolution and have received the EPA’s initial demand. WP&L is the operator of these plants and, along with the joint owners, is in the process of analyzing the NOV and the EPA’s initial demand.  WPS is also reviewing the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

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

If the EPA brings a claim against WPS, and if it were determined by a court that historic projects at WPS's Pulliam and Weston plants required either a state or federal CAA permit, WPS may, under the applicable statutes, be required, in order to resolve any such claim, to:

●	shut down any unit found to be operating in non-compliance,
●	install additional pollution control equipment and/or impose emission limitations,
●	pay a fine, and/or
●	conduct a supplemental environmental project.

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

On April 27, 2007, the Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007 permit language, which was granted by the WDNR.  Both parties subsequently moved for summary judgment.  In a decision issued on November 8, 2007, the administrative law judge granted WPS's motion for summary judgment in that proceeding, upholding the March 28, 2007 permit language.  The Sierra Club filed petitions with the Dane County Circuit Court on April 27, 2007, and November 14, 2007, for judicial review of the Weston 4 air permit and the underlying proceedings before the administrative law judge.  These two judicial review proceedings were consolidated by the court.  On February 12, 2009, the court upheld the administrative law judge's final order, which affirmed the WDNR's actions.  The Sierra Club appealed this decision and the parties have completed filing briefs and are awaiting the appellate court's decision.

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

In December 2008, an NOV was issued to WPS by the WDNR alleging various violations of the air permits for Weston 4, as well as Weston 1 and 2.  The alleged violations include an exceedance of the carbon monoxide and volatile organic compound limits at Weston 4, exceedances of the hourly sulfur dioxide limit in ten three-hour periods during startup/shutdown and during one separate event at Weston 4, and two that address baghouse operation at Weston 1 and 2.  On July 22, 2009, an NOV was issued to WPS by the WDNR alleging violations of the opacity limits during two six-minute periods (one each at Weston 2 and 4) and of the sulfur dioxide average limit during one three-hour period at Weston 4. An NOV was issued to WPS in September 2009 relating to one event involving baghouse operation at Weston 1 and 2 that occurred in December 2008.  A fourth NOV was issued on December 14, 2009, for a clerical error involving pages missing from a quarterly report.  Corrective actions have been taken for the events in the four NOVs.  An enforcement conference was held on January 7, 2009, for the December 2008 NOV and on August 26, 2009, for the July 2009 NOV.  Discussions with the WDNR on the severity classification of the events continue.  Management believes it is likely that the WDNR will refer the NOVs to the state Justice Department for enforcement.  Management does not believe that these matters will have a material adverse impact on the condensed consolidated financial statements of WPS.

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

Columbia Air Permit

The renewal of the Title V air permit for the Columbia generation station, jointly owned by WP&L, MG&E, and WPS and operated by WP&L, was issued by the WDNR on September 2, 2008.  On October 8, 2009, the EPA issued an order objecting to the Title V air permit.  The order responds to a petition filed by the Sierra Club and determined that a project in 2006 to replace the economizer, final superheater, and related components on Unit 1 should have been permitted as a "major modification."  The order directs the WDNR to resolve the EPA's objections within 90 days and "terminate, modify, or revoke and reissue" the Title V permit accordingly.  As of March 22, 2010, the WDNR has reopened the permit to address the EPA’s order and, although final resolution is unknown, potential outcomes could include a revised permit.

Mercury and Interstate Air Quality Rules

Mercury

The State of Wisconsin's mercury rule, Chapter NR 446, requires a 40% reduction from the 2002 through 2004 baseline mercury emissions in Phase I, beginning January 1, 2010, through the end of 2014.  In Phase II, which begins in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90%.  Reductions can be phased in and the 90% target can be delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined by the BACT rule.  As of March 31, 2010, WPS estimates capital costs of approximately $19 million for Phase I and Phase II, which includes estimates for both wholly owned and jointly owned plants, to achieve the required reductions.  The capital costs are expected to be recovered in future rate cases.  Because of the vacatur of the federal mercury control and monitoring rule in February 2008, the EPA is reviewing options for a new rulemaking to address hazardous air pollutants, including mercury, and is expected to issue a draft rule in 2011.

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

On July 11, 2008, the Court of Appeals issued a decision vacating CAIR, the EPA appealed, and in December 2008, the Court of Appeals reversed the CAIR vacatur and CAIR was reinstated.  The Court of Appeals directed the EPA to address the deficiencies noted in its July 11, 2008 ruling, and the EPA has indicated they expect to issue a draft revised CAIR rule for comment in 2010.  As a result of the Court of Appeals' decision, CAIR is in place for 2010.  WPS has not acquired any nitrogen oxide allowances for vintage years beyond 2010 other than those allocated by the EPA and does not expect any material impact as a result of the vacatur and subsequent reinstatement of CAIR.

The reinstatement of CAIR also affected the status of the Best Available Retrofit Technology (BART) rule, which is a rule that addresses regional haze and visibility.  The WDNR is evaluating whether air quality improvements under CAIR will be adequate to demonstrate compliance with BART.

For planning purposes, it is still assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units.  The installation of any controls will need to be scheduled as part of WPS's long-term maintenance plan for its existing units.  As such, controls may need to be installed before 2015. On a preliminary basis, and assuming controls are still required, WPS estimates capital costs of $596 million, which includes estimates for both wholly owned and WPS’s share of jointly owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in future rate cases.

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

WPS is responsible for the environmental impacts at ten manufactured gas plant sites located in Wisconsin and Michigan.  All are former regulated utility sites and are being remediated, with costs charged to existing ratepayers at WPS.  WPS estimated and accrued for $75.1 million of future undiscounted investigation and cleanup costs for all sites as of March 31, 2010.  WPS may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  WPS recorded a regulatory asset of $74.2 million, which is net of insurance recoveries received of $19.4 million, related to the expected recovery of both deferred expenditures and estimated future expenditures as of March 31, 2010.  Under current PSCW policies, WPS may not recover carrying costs associated with the cleanup expenditures.

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

Management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates for WPS.  Accordingly, management believes that the costs incurred in connection with former manufactured gas plant operations will not have a material adverse effect on the condensed consolidated financial statements of WPS.

Greenhouse Gases

WPS is evaluating both the technical and cost implications that may result from future state, regional, or federal greenhouse gas regulatory programs.  This evaluation indicates it is probable that any regulatory program that caps emissions or imposes a carbon tax will increase costs for WPS and its customers.  The greatest impact is likely to be on fossil fuel-fired generation, with a less significant impact on natural gas storage and distribution operations.  Efforts are underway within the utility industry to find a feasible method for capturing carbon dioxide from pulverized coal-fired units and to develop cleaner ways to burn coal.  The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues. Recently, efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions, and to create national or state renewable portfolio standards.  Some examples of these efforts are the Waxman-Markey bill, which passed the United States House of Representatives, and the Kerry-Boxer draft bill, which was introduced in the United States Senate.  In addition, in April 2009, the EPA declared carbon dioxide and several other greenhouse gases to be a danger to public health and welfare, which is the first step towards the EPA potentially regulating greenhouse gases under the CAA.  A risk exists that such legislation or regulation will increase the cost of energy.  However, WPS believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by WPS will be recoverable in rates.  WPS will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

NOTE 9--GUARANTEES

The following table shows outstanding guarantees at WPS:

		Expiration
(Millions)	Total Amounts Committed at March 31, 2010	Less Than 1 Year	Over 1 Year
Standby letters of credit (1)	$3.3	$3.3	$-
Other guarantee (2)	0.5	-	0.5
Total guarantees	$3.8	$3.3	$0.5

(1)
At WPS's request, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to WPS.  These amounts are not reflected on the Condensed Consolidated Balance Sheets.

(2)	Issued for workers compensation coverage in Michigan. This amount is not reflected on the Condensed Consolidated Balance Sheets.

NOTE 10--EMPLOYEE BENEFIT PLANS

The following table shows the components of WPS's net periodic benefit cost for the three months ended March 31:

	Pension Benefits		Other Benefits
(Millions)	2010	2009	2010	2009
Service cost	$2.7	$2.5	$1.7	$1.3
Interest cost	9.2	9.4	3.7	3.6
Expected return on plan assets	(9.7)	(10.0)	(3.5)	(3.5)
Amortization of prior service cost (credit)	1.2	1.1	(0.9)	(0.9)
Amortization of net actuarial loss	1.4	0.1	0.5	0.1
Regulatory deferral *	1.1	(0.8)	(0.3)	(0.4)
Net periodic benefit cost	$5.9	$2.3	$1.2	$0.2

*
The PSCW authorized recovery for net increased 2009 pension costs and a refund to customers for net decreased 2009 other postretirement benefit costs as part of the limited rate case re-opener for 2010.  Amortization and recovery/refund of these costs will occur throughout 2010.

WPS records transition obligations, prior service costs (credits), and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost as net regulatory assets.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the three months ended March 31, 2010, contributions made to the pension and other postretirement benefit plans were not significant.  WPS expects to contribute $19.8 million to its pension plans and $10.7 million to its other postretirement benefit plans during the remainder of 2010.

NOTE 11--VARIABLE INTEREST ENTITIES

Effective January 1, 2010, WPS implemented SFAS No. 167, "Amendments to FASB Interpretation No. 46 (R)" (now incorporated as part of the Consolidation Topic of the FASB ASC).  WPS has a variable interest in an entity through a power purchase agreement relating to the cost of fuel.  In this case, WPS has considered which interest holder has the power to direct the activities that most significantly impact the economics of the variable interest entity; this interest holder is considered the primary beneficiary of the entity and is required to consolidate the entity.  For a variety of reasons, including the length of the remaining term of the contract compared with the remaining life of the plant and the fact that WPS does not have the power to direct the operations of the facility, WPS has determined it is not the primary beneficiary of this variable interest entity.

As of March 31, 2010, the carrying amount of assets and liabilities on the Condensed Consolidated Balance Sheets that relate to the involvement with the variable interest entity are related to working capital accounts and represent the amounts owed by WPS for the current deliveries of power.  WPS has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts.  There is no significant potential exposure to loss as a result of its involvement with the variable interest entity.

NOTE 12--FAIR VALUE

Fair Value Measurements

In the three months ended March 31, 2010, WPS identified additional classes of risk management assets and liabilities as a result of the implementation of FASB Accounting Standards Update (ASU) 2010-06, "Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements."  As required, this ASU was only applied for the quarter ended March 31, 2010, and therefore, prior periods do not reflect the expanded disclosure requirements.

The following tables show WPS's assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	March 31, 2010
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets
Financial transmission rights	$-	$-	$1.7	$1.7
Natural gas contracts	0.1	-	-	0.1
Petroleum products contracts	0.1	-	-	0.1
Total	$0.2	$-	$1.7	$1.9

Risk management liabilities
Financial transmission rights	$-	$-	0.4	$0.4
Natural gas contracts	2.5	-	-	2.5
Total	$2.5	$-	$0.4	$2.9

	December 31, 2009
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets	$0.7	$-	$4.3	$5.0
Risk management liabilities	1.3	-	$1.2	$2.5

WPS determined the fair values above using a market based approach that incorporates observable market inputs where available, and internally developed inputs where observable market data is not readily available.  For the unobservable inputs, consideration is given to the assumptions that market participants would use in valuing the asset or liability.  These factors include not only the credit standing of the counterparties involved, but also the impact of WPS's nonperformance risk on its liabilities.

The risk management assets and liabilities listed in the tables include NYMEX futures and options, and financial contracts used to manage transmission congestion costs in the MISO market accounted for as derivatives under the Derivatives and Hedging Topic of the FASB ASC.  NYMEX contracts are valued using the NYMEX end-of-day settlement price, which is a Level 1 input.  The valuation for financial transmission rights is derived from historical data from MISO, which is considered a Level 3 input.  For more information on WPS's derivative instruments, see Note 3, "Risk Management Activities."  There were no transfers between the levels of the fair value hierarchy during the three months ended March 31, 2010.

The following table sets forth a reconciliation of changes in the fair value of financial transmission rights, which are categorized as Level 3 measurements:

	Three Months Ended March 31
(Millions)	2010	2009
Balance at beginning of period	$3.1	$2.7
Net realized loss included in earnings	(0.3)	(1.7)
Net unrealized loss recorded as regulatory assets or liabilities	(2.0)	(0.2)
Net purchases and settlements	0.5	0.4
Balance at end of period	$1.3	$1.2

Unrealized gains and losses on financial transmission rights are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings.  Realized gains and losses on financial transmission rights, as well as the related transmission congestion costs, are recorded in purchased power on the Condensed Consolidated Statements of Income.

Fair Value of Financial Instruments

The following table shows the financial instruments included on WPS's Condensed Consolidated Balance Sheets that are not recorded at fair value.

	March 31, 2010		December 31, 2009
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$871.0	$916.9	$870.9	$909.9
Preferred stock	51.2	46.6	51.2	44.4

The fair values of long-term debt are estimated based on the quoted market price for the same or similar issues, or on the current rates offered to WPS for debt of the same remaining maturity.  The fair values of preferred stock are estimated based on quoted market prices when available, or by using a perpetual dividend discount model.

Due to the short-term nature of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and outstanding commercial paper, the carrying amount approximates fair value.

NOTE 13--MISCELLANEOUS INCOME

WPS's total miscellaneous income was as follows:

	Three Months Ended March 31
(Millions)	2010	2009
Equity earnings on investments	$2.7	$2.8
Equity AFUDC	0.2	1.4
Other	(0.1)	(0.2)
Total miscellaneous income	$2.8	$4.0

NOTE 14--REGULATORY ENVIRONMENT

Wisconsin

2011 Rate Case

On April 1, 2010, WPS filed an application with the PSCW to increase retail electric and natural gas rates $64.2 million (6.9%) and $5.0 million (1.2%), respectively, with rates effective January 1, 2011.  The filing includes a request for an 11.25% return on common equity and a common equity ratio of 53.62% in its regulatory capital structure.  The proposed retail electric and natural gas rate increases for 2011 are being driven by decreased sales due primarily to the ongoing economic recession and increased energy efficiency efforts by customers, the amortization in 2011 of deferred amounts under WPS’s electric Revenue Stabilization Mechanism, and increased payments to the Wisconsin Focus on Energy program.

2010 Rates

On December 22, 2009, the PSCW issued a final written order for WPS authorizing an electric rate increase of $18.2 million, offset by an $18.2 million refund of 2009 and 2008 fuel costs, and a retail natural gas rate increase of $13.5 million, effective January 1, 2010.  Based on an order issued on April 1, 2010, the remaining $10.0 million of the 2008 and 2009 fuel cost over-collections, plus interest of $1.3 million, will be refunded to customers based on April 2010 sales.  As of March 31, 2010, the remaining balance of the 2008 and 2009 fuel cost over-collections to be refunded to customers in 2010 was $24.4 million, which has been recorded as a short-term regulatory liability.  Fuel cost over/under-recovery impacts related to the Weston 4 power plant exfoliation issue remain open for 2008 and 2009 and have been delayed to a future rate proceeding.

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

NOTE 15--SEGMENTS OF BUSINESS

At March 31, 2010, WPS reported three segments.  WPS manages its reportable segments separately due to their different operating and regulatory environments.  Its principal business segments are the regulated electric utility operations and the regulated natural gas utility operations.  The Other segment includes nonutility activities, including equity earnings from WPS's investments in WRPC and WPS Investments, LLC, which holds an interest in ATC.

The table below presents information for the respective periods pertaining to WPS's reportable segments:

	Regulated Utilities
Segments of Business (Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated

Three Months Ended March 31, 2010
Operating revenues	$305.5	$161.4	$466.9	$0.5	$(0.4)	$467.0
Depreciation and amortization expense	22.8	5.8	28.6	0.1	(0.1)	28.6
Miscellaneous income	0.1	-	0.1	2.7	-	2.8
Interest expense	10.0	2.6	12.6	1.1	-	13.7
Provision for income taxes	15.6	14.7	30.3	0.3	-	30.6
Preferred stock dividend requirements	0.6	0.2	0.8	-	-	0.8
Net income attributed to common shareholder	24.7	21.3	46.0	1.5	-	47.5

Three Months Ended March 31, 2009
Operating revenues	$299.4	$188.8	$488.2	$0.4	$(0.4)	$488.2
Depreciation and amortization expense	20.9	5.5	26.4	0.1	(0.1)	26.4
Miscellaneous income	0.9	0.5	1.4	2.6	-	4.0
Interest expense	9.7	2.5	12.2	0.3	-	12.5
Provision for income taxes	14.0	14.1	28.1	0.7	-	28.8
Preferred stock dividend requirements	0.6	0.2	0.8	-	-	0.8
Net income attributed to common shareholder	25.2	22.4	47.6	1.7	-	49.3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and WPS‘s Annual Report on Form 10-K for the year ended December 31, 2009.

SUMMARY

WPS, a wholly owned subsidiary of Integrys Energy Group, Inc., is a regulated electric and natural gas utility.  WPS derives revenues primarily from the purchase, production, distribution, and sale of electricity and the purchase, distribution, and sale of natural gas to retail customers.  WPS also provides wholesale electric service to numerous utilities and cooperatives for resale.

RESULTS OF OPERATIONS

First Quarter 2010 Compared with First Quarter 2009

			Change in
	Three Months Ended March 31		2010 Over
(Millions)	2010	2009	2009
Electric utility operations	$24.7	$25.2	(2.0)%
Natural gas utility operations	21.3	22.4	(4.9)%
Other operations	1.5	1.7	(11.8)%

Net income attributed to common shareholder	$47.5	$49.3	(3.7)%

Earnings Summary

WPS recognized net income attributed to common shareholder of $47.5 million for the quarter ended March 31, 2010, compared with $49.3 million for the same quarter in 2009.  Significant factors contributing to the $1.8 million decrease in earnings were as follows (and are discussed in more detail thereafter).

•
Net income attributed to common shareholder at the regulated electric utility segment decreased $0.5 million, driven by a $4.9 million after-tax increase in operating expenses, primarily related to increases in employee benefit costs, electric transmission expense, and customer assistance expense.  Federal health care legislation enacted in March 2010 also had a non-recurring $3.5 million negative impact on electric earnings as a result of an increase in provision for income taxes, since payments for retiree prescription drugs subject to a federal subsidy will no longer be deductible under the new legislation.  The decrease in regulated electric utility segment earnings was partially offset by a $6.2 million after-tax increase in margin, primarily related to lower fuel and purchased power costs incurred during the first quarter of 2010, compared with fuel and purchased power cost recovery rates set in 2009 (which WPS was allowed to retain as part of its limited rate case re-opener for 2010), as well as a retail rate increase.

•
Net income attributed to common shareholder at the regulated natural gas utility segment decreased $1.1 million, driven by a $1.8 million after-tax decrease in margin related to lower quarter-over-quarter volumes, net of decoupling.  The cap for decoupling was reached prior to the end of the first quarter.  An operating expense increase of $1.4 million after-tax, primarily related to higher customer assistance expense, a non-recurring $1.0 million increase in provision for income taxes related to new health care legislation, which eliminated the deductibility of payments for retiree prescription drugs subject to a federal subsidy, and a $0.4 million after-tax decrease in AFUDC also contributed to the decrease in earnings.  A $3.6 million after-tax increase in margin related to a new rate order, effective January 1, 2010, partially offset the net decrease in earnings.

Regulated Electric Utility Segment Operations

			Change in
	Three Months Ended March 31		2010 Over
(Millions, except heating degree days)	2010	2009	2009

Revenues	$305.5	$299.4	2.0%
Fuel and purchased power costs	128.0	132.2	(3.2)%
Margins	177.5	167.2	6.2%

Operating and maintenance expense	92.9	86.7	7.2%
Depreciation and amortization expense	22.8	20.9	9.1%
Taxes other than income taxes	11.0	11.0	-%

Operating income	50.8	48.6	4.5%

Miscellaneous income	0.1	0.9	(88.9)%
Interest expense	(10.0)	(9.7)	3.1%
Other expense	(9.9)	(8.8)	12.5%

Income before taxes	$40.9	$39.8	2.8%

Sales in kilowatt-hours
Residential	719.1	763.9	(5.9)%
Commercial and industrial	1,894.7	1,860.4	1.8%
Wholesale	1,167.1	1,069.5	9.1%
Other	9.7	9.8	(1.0)%
Total sales in kilowatt-hours	3,790.6	3,703.6	2.3%

Weather
Heating degree days	3,444	3,971	(13.3)%

First Quarter 2010 Compared with First Quarter 2009

Revenues

Regulated electric utility segment revenues increased $6.1 million quarter-over-quarter, driven by:

•
An approximate $8 million increase in opportunity sales, made possible by a combination of an increase in available capacity (which resulted from lower residential, small commercial and industrial, and contracted wholesale sales), and low-cost generation at Weston 4.

•
An approximate $5 million increase due to a 7.0% increase in sales volumes to large commercial and industrial customers related to changes in plant operations, which WPS attributes mainly to improving general economic conditions.

•	An approximate $2 million increase in revenues related to the retail electric rate increase effective January 1, 2010.

•	These increases in regulated electric utility segment revenues were partially offset by:

-
An approximate $7 million decrease in revenues from wholesale customers due to a decrease in contracted sales volumes and fuel costs.  The decrease in fuel costs caused a decrease in per-unit revenues because commodity costs are passed directly through to these customers in rates.

-
An approximate $2 million decrease in revenues, net of decoupling, due to a 4.4% decrease in sales volumes to residential and small commercial and industrial customers primarily related to warmer quarter-over-quarter weather during the heating season, as evidenced by the decrease in heating degree days.  In the first quarter of 2010, an $11.3 million benefit from electric decoupling (which is subject to an annual $14.0 million cap) was recorded, compared with $5.6 million in the first quarter of 2009.

Margins

Regulated electric utility segment margins increased $10.3 million quarter-over-quarter, driven by:

•
An approximate $8 million increase related to lower fuel and purchased power costs incurred in the first quarter of 2010 compared with fuel and purchased power cost recovery rates set in 2009, which WPS was allowed to retain as part of its limited rate case re-opener for 2010.

•	An approximate $2 million increase related to the retail electric rate increase effective January 1, 2010.

Operating Income

Operating income at the regulated electric utility segment increased $2.2 million quarter-over-quarter, driven by the $10.3 million increase in electric margins, partially offset by an $8.1 million increase in operating expenses.

The increase in operating expenses was the result of:

•
A $4.0 million increase in employee benefit costs, primarily related to an increase in pension and other postretirement benefit expenses, driven by the amortization of negative investment returns from 2008, and a decrease in the discount rate utilized in the most recent valuation.

•	A $3.5 million increase in electric transmission expense.

•
A $3.0 million increase in customer assistance expense related to payments made to the Focus on Energy program, which aims to help residents and businesses install cost-effective, energy efficient, and renewable energy products.

•	A $1.9 million increase in depreciation and amortization expense, primarily related to the Crane Creek Wind Farm being placed in service for accounting purposes in December 2009.

•
These increases were partially offset by a $3.0 million decrease in electric maintenance expense, primarily related to a greater number of planned outages at the generation plants during the first quarter of 2009, compared with the first quarter of 2010.

Other Expense

Other expense at the regulated electric utilities increased $1.1 million, driven by a $1.0 million decrease in AFUDC related to the Crane Creek Wind Farm.

Regulated Natural Gas Utility Segment Operations

			Change in
	Three Months Ended March 31		2010 Over
(Millions, except heating degree days)	2010	2009	2009

Revenues	$161.4	$188.8	(14.5)%
Natural gas purchased for resale	96.2	126.0	(23.7)%
Margins	65.2	62.8	3.8%

Operating and maintenance expense	19.0	16.9	12.4%
Depreciation and amortization expense	5.8	5.5	5.5%
Taxes other than income taxes	1.6	1.7	(5.9)%

Operating income	38.8	38.7	0.3%

Miscellaneous income	-	0.5	(100.0)%
Interest expense	(2.6)	(2.5)	4.0%
Other expense	(2.6)	(2.0)	30.0%

Income before taxes	$36.2	$36.7	(1.4)%

Throughput in therms
Residential	100.3	117.6	(14.7)%
Commercial and industrial	56.2	67.2	(16.4)%
Interruptible	2.8	2.5	12.0%
Interdepartmental	3.3	2.0	65.0%
Transport	102.8	110.9	(7.3)%
Total sales in therms	265.4	300.2	(11.6)%

Weather
Heating degree days	3,444	3,971	(13.3)%

First Quarter 2010 Compared with First Quarter 2009

Revenues

Regulated natural gas utility segment revenue decreased $27.4 million quarter-over-quarter, resulting primarily from:

•	An approximate $22 million decrease in revenue as a result of lower natural gas throughput volumes, driven by:

	-	An approximate $20 million decrease as a result of warmer quarter-over-quarter weather during the first quarter heating season, evidenced by the 13.3% decrease in heating degree days.

-
An approximate $8 million decrease related to lower overall volumes, including residential customer volumes, resulting from customer conservation and efficiency efforts.  Lower volumes were also experienced by commercial and industrial customers, resulting from reduced demand related to changes in customers' plant operations, which WPS attributed to the general economic slowdown.

-
A partially offsetting approximate $7 million positive quarter-over-quarter impact of a decoupling mechanism for residential and small commercial and industrial customers.  Under decoupling, WPS is allowed to defer the difference between the actual and rate case authorized delivery charge components of margin from certain customers and adjust future rates in accordance with rules applicable to each jurisdiction.

•
An approximate $12 million decrease in revenue as a result of an approximate 12% decrease in the average per-unit cost of natural gas sold during the quarter ended March 31, 2010, compared with the same quarter in 2009.  Prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•
The decrease in revenue was partially offset by an approximate $6 million increase in revenue resulting from the PSCW's final rate order for a retail natural gas distribution rate increase that was effective January 1, 2010.  See Note 14, "Regulatory Environment," for more information on this rate order.

Margins

Regulated natural gas utility segment margin increased $2.4 million quarter-over-quarter, driven by:

•	An approximate $6 million positive impact resulting from the new rate order, effective January 1, 2010.

•
The increase in margin was partially offset by an approximate $3 million decrease in margin resulting from the 11.6% decrease in natural gas throughput volumes attributed to warmer quarter-over-quarter weather, customer conservation and efficiency efforts, and the negative impact of the general economic slowdown.  This decrease in margin includes an approximate $7 million positive quarter-over-quarter impact from a decoupling mechanism, which includes an annual $8.0 million cap for the deferral of any excess or shortfall from the rate case authorized margin.  This cap was reached prior to the end of the first quarter of 2010, negatively impacting WPS's natural gas margin quarter-over-quarter by
$1.1 million.  Additionally, no decoupling deferral can be recorded at WPS if there are any shortfalls from authorized margin for the remainder of 2010.

Operating Income

Operating income at the regulated natural gas utility segment increased $0.1 million quarter-over-quarter, driven by the $2.4 million increase in natural gas margin, partially offset by a $2.1 million increase in operating and maintenance expenses.  The increase in operating and maintenance expense was driven by an increase in customer assistance expense related to payments made to the Focus on Energy program, which aims to help residents and businesses install cost-effective, energy efficient, and renewable energy products.

Other Expense

Other expense at the regulated natural gas utility segment increased $0.6 million, driven by a decrease in AFUDC related to the construction of natural gas laterals for connection to the Guardian II pipeline that were placed in service in February 2009.

Other Segment Operations

			Change in
	Three Months Ended March 31		2010 Over
(Millions)	2010	2009	2009

Operating income	$0.2	$0.1	100.0%
Other income	1.6	2.3	(30.4)%

Income before taxes	$1.8	$2.4	(25.0)%

First Quarter 2010 Compared with First Quarter 2009

Income before taxes for other segment operations decreased $0.6 million, driven by a $0.9 million increase in interest expense on deferred compensation plans.

Provision for Income Taxes

	Three Months Ended March 31
	2010	2009
Effective Tax Rate	38.8%	36.5%

First Quarter 2010 Compared with First Quarter 2009

The higher effective tax rate for the quarter ended March 31, 2010, compared with the same quarter in 2009, was driven by the elimination of the deductibility of prescription drug payments to retirees, to the extent those payments will be offset by the receipt of the Medicare Part D subsidy, as mandated in the recently passed federal health legislation.  See "Other Future Considerations – Federal Health Care Reform" for more information.  As a result of the legislation, WPS expensed $4.5 million of deferred income tax benefits during the quarter ended March 31, 2010, which were previously recognized as a reduction of provision for income taxes.  This additional provision for income taxes will not reoccur in future periods.  The 2010 effective tax rate has also been adjusted to reflect an additional provision for income taxes of $0.6 million related to current year expected retiree benefits.  The increase in the effective tax rate was partially offset by an increase in wind production tax credits in 2010.

LIQUIDITY AND CAPITAL RESOURCES

WPS believes that its cash balances, liquid assets, operating cash flows, access to debt markets and available borrowing capacity provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects.  However, WPS’s operating cash flows and access to capital markets can be impacted by macroeconomic factors outside of its control.  In addition, WPS's borrowing costs can be impacted by its short-term and long-term debt ratings assigned by independent credit rating agencies.

Operating Cash Flows

During the quarter ended March 31, 2010, net cash provided by operating activities was $140.9 million, compared with $186.8 million for the same quarter in 2009.  The $45.9 million quarter-over-quarter decrease in net cash provided by operating activities was largely driven by a $40.3 million decrease in cash provided by working capital, primarily due to a $34.5 million quarter-over-quarter decrease in cash generated from accounts receivable and accrued unbilled revenues, and a $32.5 million quarter-over-quarter decrease in cash generated by inventories, both driven by a larger decrease in natural gas prices during the first quarter of 2009, compared with the first quarter of 2010.  Partially offsetting these changes was the quarter-over-quarter change in federal income tax payments.

Investing Cash Flows

Net cash used for investing activities was $22.2 million during the quarter ended March 31, 2010, compared with $45.9 million for the same quarter in 2009.  The $23.7 million quarter-over-quarter decrease in net cash used for investing activities was primarily driven by a $23.1 million quarter-over-quarter decrease in cash used to fund capital expenditures (discussed below).

Capital Expenditures

Capital expenditures by business segment for the quarter ended March 31 were as follows:

Reportable Segment (millions)	2010	2009	Change
Electric utility	$19.3	$40.5	$(21.2)
Natural gas utility	4.1	6.0	(1.9)
WPS consolidated	$23.4	$46.5	$(23.1)

The decrease in capital expenditures at the electric utility segment for the quarter ended March 31, 2010, compared with the same quarter in 2009, was mainly due to decreased expenditures related to the Crane Creek Wind Farm project, which was placed in service for accounting purposes in December 2009.

Financing Cash Flows

Net cash used for financing activities was $47.8 million during the quarter ended March 31, 2010, compared with $75.2 million for the same quarter in 2009.  The $27.4 million quarter-over-quarter decrease in net cash used for financing activities was primarily driven by a $43.0 million quarter-over-quarter decrease in the repayment of short-term borrowings, mainly due to the generation of more cash from operating activities in 2009 compared with 2010, offset by $15.0 million in return of capital payments to Integrys Energy Group during the quarter ended March 31, 2010.

Significant Financing Activities

WPS had no outstanding commercial paper borrowings at March 31, 2010, and 2009.  WPS had other outstanding short-term debt of $10.0 million at March 31, 2010, and 2009.

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

On January 26, 2010, Standard and Poor's revised the outlook for Integrys Energy Group and all of its subsidiaries to "stable" from "negative."  The revised outlook reflected Integrys Energy Group's decision to retain a selected portion of its nonregulated operations, which resulted in a revision to Integrys Energy Group's business risk profile to "strong" from "excellent."  The revised outlook also reflected Integrys Energy Group’s improved financial measures and decreasing regulatory risk, which resulted in a change in its financial risk profile to "significant" from "aggressive."

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

On March 5, 2009, Standard & Poor's lowered the issuer credit rating for WPS from "A" to "A-."  According to Standard and Poor's, the downgrade reflects Integrys Energy Group's weak financial measures that do not support an "A" category credit profile.  Standard and Poor's also stated that the downgrade reflects the changes to Integrys Energy Group's business and financial risk profiles.  Standard & Poor's revised Integrys Energy Group's business risk profile to "excellent" from "strong" and changed its financial risk profile to "aggressive" from "intermediate."  The change in the business risk profile reflected the strategy change with respect to Integrys Energy Services and helped to moderate the downgrade.  Additionally, Standard & Poor's lowered the senior secured debt rating for WPS from "A+" to "A" and the preferred stock rating from "BBB+" to "BBB."

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of WPS, including its subsidiary, as of March 31, 2010.

		Payments Due By Period
(Millions)	Total Amounts Committed	2010	2011 to 2012	2013 to 2014	2015 and Thereafter

Long-term debt principal and interest payments (1)	$1,268.9	$36.3	$383.2	$202.6	$646.8
Operating lease obligations	25.5	2.7	4.5	2.6	15.7
Commodity purchase obligations (2)	1,772.2	252.5	575.2	432.4	512.1
Purchase orders (3)	239.2	235.0	2.9	1.3	-
Pension and other postretirementfunding obligations (4)	257.8	30.5	89.1	54.5	83.7
Total contractual cash obligations	$3,563.6	$557.0	$1,054.9	$693.4	$1,258.3

(1)	Represents bonds and notes issued by WPS. WPS records all principal obligations on the balance sheet.

(2)	The costs of commodity purchase obligations are expected to be recovered in future customer rates.

(3)	Includes obligations related to normal business operations and large construction obligations.

(4)	Obligations for pension and other postretirement benefit plans, other than the Integrys Energy Group Retirement Plan, cannot be estimated beyond 2012.

The table above does not reflect payments related to the manufactured gas plant remediation liability of $75.1 million at March 31, 2010, as the amount and timing of payments are uncertain.  WPS anticipates incurring costs annually to remediate these sites, but management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates.  See Note 8, "Commitments and Contingencies," for more information about environmental liabilities.  In addition, the table does not reflect any payments for the March 31, 2010, liability related to uncertain tax positions, as the amount and timing of payments are uncertain.  See Note 7, "Income Taxes," for more information about this liability.

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

Capital Resources

As of March 31, 2010, WPS was in compliance with all covenants related to outstanding short-term and long-term debt and expects to be in compliance with all such debt covenants for the foreseeable future.

See Note 5, "Short-Term Debt and Lines of Credit," for more information on WPS's credit facilities and other short-term credit agreements, including short-term debt covenants.

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

Other Future Considerations

Customer Usage

Due to the general economic slowdown and the increased focus on energy efficiency, sales volumes excluding the impact of weather have been decreasing at WPS.  The PSCW approved the implementation of decoupling on a four-year trial basis, effective January 1, 2009, for WPS's natural gas and electric residential and small commercial and industrial sales.  Decoupling allows WPS to adjust rates going forward to recover or refund differences between the actual and authorized margin per customer impact of variations in volumes.  The mechanism does not adjust for changes in volume resulting from changes in customer count.  This decoupling mechanism includes an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service.  The cap for natural gas service was reached in the first quarter of 2010, and WPS had $2.7 million remaining under the cap for electric service at the end of the first quarter of 2010.

Weston 4 Operating Issue

In the fourth quarter of 2008, the supercritical boiler at WPS's Weston 4 power plant experienced several forced outages related to significant oxidation and subsequent exfoliation within the superheater outlet tubes and the reheater.  The additional maintenance costs incurred to date relative to repairing and returning the superheater and reheater to service have been covered by the boiler's manufacturer.  WPS temporarily reduced the main steam operating temperature of the boiler to address this issue from a short-term perspective, resulting in reduced output.  The reduced output from Weston 4 required replacement purchased power to meet WPS's supply requirements.  WPS subsequently raised the steam operating temperature back to initial design level.  WPS is reviewing potential options to resolve this issue with the boiler manufacturer, including a technological solution and an extended warranty.  WPS, working with the manufacturer, has been able to manage the exfoliation issue thus far.  WPS expects to increase the time between outages for exfoliation purposes over the next several years.  The PSCW has not yet acted on the fuel cost over/under recovery impacts related to this issue.  For more information, see Note 14, "Regulatory Environment."

Climate Change

Recently, efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions and to create national or state renewable portfolio standards.  Some examples of these efforts are the Waxman-Markey bill, which passed the United States House of Representatives, and the Kerry-Boxer draft bill, which was introduced in the United States Senate.  In addition, in April 2009, the EPA declared carbon dioxide and several other greenhouse gases to be a danger to public health and welfare, which is the first step towards the EPA potentially regulating greenhouse gases under the Clean Air Act.  A risk exists that such legislation or regulation will increase the cost of energy.  However, WPS believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by its regulated electric utilities will be recoverable in rates.  WPS will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

All of WPS’s generation and distribution facilities are located in the upper Midwest region of the United States.  The same is true for all of WPS’s customers’ facilities.  The physical risks posed by climate change for these areas are not expected to be significant at this time.  Ongoing evaluations will be conducted as more information on the extent of such physical changes becomes available.

Federal Health Care Reform

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (HCR) were signed into law.  HCR contains various provisions that will affect the cost of providing health care coverage to active and retired employees of WPS and their dependents.  Although these provisions become effective at various times over the next 10 years, some provisions that affect the cost of providing benefits to retirees will be reflected starting in 2010.

Most notably, there is a provision of HCR that, beginning in 2013, eliminates the tax deduction for employer-paid postretirement prescription drug charges to the extent those charges will be offset by the receipt of a federal Medicare Part D subsidy.  As a result, WPS was required to eliminate a portion of its deferred tax asset related to postretirement benefits.  The total amount of the deferred tax asset that was reduced for the loss of the deduction was $4.5 million, all of which flowed through to income as a component of income tax expense in the first quarter of 2010.  This additional provision for income taxes will not reoccur in future periods.  WPS intends to seek recovery in rates of the income impact of this tax law change related to regulated utility operations, but at this time is not able to predict how much will ultimately be recovered in rates.

Other provisions of HCR include the elimination of annual and lifetime maximum benefits, elimination of pre-existing condition restrictions, an excise tax on high-cost health plans, changes to the Medicare Part D prescription drug program, and numerous other changes.  WPS is currently evaluating what other impacts the health care legislation may have on its future results of operations, cash flows or financial positions, and if plan structure changes are necessary for its health care programs.

Wisconsin Fuel Rules

Assembly Bill (AB) 600 was introduced to streamline the current fuel rule administered by the PSCW.  This bill currently awaits action by the Governor of Wisconsin.  The current fuel rule results in regulatory lag and hampers the ability of the PSCW to respond to rapid changes in fuel costs.  AB 600 provides for deferral of any change in approved fuel costs in excess of 2% of the fuel costs.  Prior to these new rules becoming effective, the PSCW must initiate a rule-making to revise the current fuel rule.  As a result, the effective date of the new rules is uncertain.

CRITICAL ACCOUNTING POLICIES

WPS has reviewed its critical accounting policies for new critical accounting estimates and other significant changes.  WPS found that the disclosures made in its Annual Report on Form 10-K for the year ended December 31, 2009, are still current and that there have been no significant changes.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

WPS's market risks have not changed materially from the market risks reported in its 2009 Annual Report on Form 10-K.

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

Changes in Internal Control

There were no changes in the internal control over financial reporting of WPS (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.     Legal Proceedings

For information on material legal proceedings and matters related to WPS and its subsidiary, see Note 8, "Commitments and Contingencies."

Item 1A.     Risk Factors

There were no material changes in the risk factors previously disclosed in Part I, Item 1A of WPS’s 2009 Annual Report on Form 10-K, which was filed with the SEC on February 26, 2010.

Item 6.     Exhibits

The documents listed in the Exhibit Index are attached as exhibits or incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: May 5, 2010	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010
Exhibit No.	Description

4.1	Forty-First Supplemental Indenture, dated as of December 18, 2008

4.2	42nd Supplemental Indenture, dated as of April 25, 2010

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

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