Form 10-Q
period 2010-06-30
WISCONSIN PUBLIC SERVICE CORP
filed 2010-08-05
CIK 107833

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Common stock, $4 par value, 23,896,962 shares outstanding at July 30, 2010

______________________________________________________________________________
______________________________________________________________________________

Page
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

Forward-looking statements involve a number of risks and uncertainties.  Some risks that could cause results to differ from any forward-looking statement include those described in Item 1A of WPS's Annual Report on Form 10-K for the year ended December 31, 2009, as may be amended or supplemented in Part II, Item 1A of WPS’s subsequently filed Quarterly Reports on Form 10-Q (including this report).  Other factors include:

●	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting WPS;
●
The individual and cumulative impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric and natural gas utility industries, financial reform, changes in environmental and other regulations, including but not limited to, greenhouse gas emissions, energy efficiency mandates, renewable energy standards, and reliability standards, and changes in tax and other laws and regulations to which WPS and its subsidiary are subject;

●
Current and future litigation and regulatory proceedings, enforcement actions or inquiries, including but not limited to, manufactured gas plant site cleanup, third-party intervention in permitting and licensing projects, and compliance with Clean Air Act requirements at generation plants;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions)	2010	2009	2010	2009

Operating revenues
Electric	$293.3	$287.8	$598.9	$587.2
Natural gas	51.7	59.8	213.1	248.6
Total operating revenues	345.0	347.6	812.0	835.8

Electric production fuels	51.6	42.7	110.6	88.2
Purchased power	72.1	84.2	140.9	170.7
Natural gas purchased for resale	28.0	32.3	124.2	158.3
Operating and maintenance expense	107.1	103.4	219.2	207.1
Depreciation and amortization expense	28.7	26.7	57.3	53.1
Taxes other than income taxes	11.0	11.9	23.5	24.6
Operating income	46.5	46.4	136.3	133.8

Miscellaneous income	4.5	5.2	7.3	9.2
Interest expense	(13.4)	(14.0)	(27.1)	(26.5)
Other expense	(8.9)	(8.8)	(19.8)	(17.3)

Income before taxes	37.6	37.6	116.5	116.5
Provision for income taxes	13.1	12.1	43.7	40.9
Net income	24.5	25.5	72.8	75.6

Preferred stock dividend requirements	0.8	0.8	1.6	1.6
Net income attributed to common shareholder	$23.7	$24.7	$71.2	$74.0

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	June 30	December 31
(Millions)	2010	2009

Assets
Cash and cash equivalents	$41.1	$6.0
Accounts receivable and accrued unbilled revenues, net of reserves of $4.8 and $5.0, respectively	165.9	203.6
Receivables from related parties	9.0	8.1
Inventories	61.1	70.1
Assets from risk management activities	8.4	5.0
Regulatory assets	25.3	40.5
Materials and supplies, at average cost	24.8	24.8
Prepaid federal income tax	25.0	30.6
Prepaid gross receipts tax	37.5	39.0
Other current assets	7.2	12.9
Current assets	405.3	440.6

Property, plant, and equipment, net of accumulated depreciation of $1,224.0 and $1,182.0, respectively	2,362.6	2,379.8
Regulatory assets	379.0	362.0
Receivables from related parties	10.2	10.5
Goodwill	36.4	36.4
Other long-term assets	81.8	82.0
Total assets	$3,275.3	$3,311.3

Liabilities and Shareholders' Equity
Short-term debt	$10.0	$17.0
Accounts payable	88.6	109.0
Payables to related parties	17.2	26.5
Liabilities from risk management activities	3.3	2.5
Regulatory liabilities	23.9	44.4
Customer credit balances	15.0	28.2
Acrrued taxes	6.3	3.2
Accrued interest	8.0	8.0
Other current liabilities	26.7	33.9
Current liabilities	199.0	272.7

Long-term debt to parent	9.0	9.3
Long-term debt	871.0	870.9
Deferred income taxes	323.5	294.2
Deferred investment tax credits	9.5	9.8
Regulatory liabilities	243.9	234.2
Environmental remediation liabilities	75.0	75.3
Pension and other postretirement benefit obligations	252.2	258.6
Payables to related parties	8.5	9.0
Other long-term liabilities	95.4	98.1
Long-term liabilities	1,888.0	1,859.4

Commitments and contingencies

Preferred stock - $100 par value; 1,000,000 shares authorized; 511,882 shares issued and outstanding	51.2	51.2
Common stock - $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid-in capital	628.1	640.2
Retained earnings	413.4	392.2
Total liabilities and shareholder's equity	$3,275.3	$3,311.3

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)		June 30	December 31
(Millions, except share amounts)		2010	2009

Common stock equity
Common stock - $4 par value; 32,000,000 shares authorized;
23,896,962 shares outstanding		$95.6	$95.6
Additional paid-in capital		628.1	640.2
Retained earnings		413.4	392.2
Total common stock equity		1,137.1	1,128.0

Preferred stock
Cumulative; $100 par value; 1,000,000 shares authorized
with no mandatory redemption -

Series	Shares Outstanding
5.00%	131,916	13.2	13.2
5.04%	29,983	3.0	3.0
5.08%	49,983	5.0	5.0
6.76%	150,000	15.0	15.0
6.88%	150,000	15.0	15.0
Total preferred stock		51.2	51.2

Long-term debt to parent
Series	Year Due
8.76%	2015	3.6	3.8
7.35%	2016	5.4	5.5
Total long-term debt to parent		9.0	9.3

Long-term debt
First Mortgage Bonds
Series	Year Due
7.125%	2023	0.1	0.1
Senior Notes
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
3.95%	2013	22.0	22.0
4.80%	2013	125.0	125.0
6.375%	2015	125.0	125.0
5.65%	2017	125.0	125.0
6.08%	2028	50.0	50.0
5.55%	2036	125.0	125.0
Total First Mortgage Bonds and Senior Notes		872.1	872.1
Unamortized discount on long-term debt, net		(1.1)	(1.2)
Total long-term debt		871.0	870.9
Total capitalization		$2,068.3	$2,059.4

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(Millions)	2010	2009

Operating Activities
Net income	$72.8	$75.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	57.3	53.1
Recoveries and refunds of regulatory assets and liabilities	5.7	5.8
Deferred income taxes and investment tax credit	26.5	48.7
Bad debt expense	2.6	4.7
Pension and other postretirement expense	12.1	6.2
Pension and other postretirement contributions	(14.8)	(0.8)
Equity income, net of dividends	(0.8)	(1.3)
Other, net	(14.0)	(18.2)
Changes in working capital
Collateral on deposit	(2.6)	3.2
Accounts receivable and accrued unbilled revenue	34.1	94.2
Inventories	10.9	51.9
Prepaid federal income taxes	5.6	(15.0)
Other current assets	10.8	5.6
Accounts payable	(21.4)	(22.5)
Other current liabilities	(35.7)	0.3
Net cash provided by operating activities	149.1	291.5

Investing Activities
Capital expenditures	(45.2)	(98.1)
Proceeds from sale of property, plant, and equipment	1.3	1.3
Other	2.0	0.7
Net cash used for investing activities	(41.9)	(96.1)

Financing Activities
Short-term debt - net	(7.0)	(50.0)
Payments of long-term debt	(0.3)	(0.3)
Dividends to parent	(49.8)	(48.3)
Return of capital to parent	(15.0)	-
Preferred stock dividends	(1.6)	(1.6)
Other	1.6	1.0
Net cash used for financing activities	(72.1)	(99.2)
Net change in cash and cash equivalents	35.1	96.2
Cash and cash equivalents at beginning of period	6.0	9.0
Cash and cash equivalents at end of period	$41.1	$105.2

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the WPS Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30
(Millions)	2010	2009
Cash paid for interest	$24.6	$24.8
Cash paid for income taxes	7.5	9.4

Construction costs funded through accounts payable and treated as non-cash investing activities totaled $4.6 million and $47.1 million at June 30, 2010, and 2009, respectively.

NOTE 3--RISK MANAGEMENT ACTIVITIES

WPS uses derivative instruments to manage commodity costs.  None of these derivatives are designated as hedges for accounting purposes.  The derivatives include financial derivative contracts (NYMEX futures and options), and financial transmission rights used by the electric utility segment to manage electric transmission congestion costs.  The NYMEX futures and options are used by both the electric and natural gas utility segments to mitigate the risks associated with the market price volatility of natural gas costs and the costs of gasoline and diesel fuel used by WPS's utility vehicles.

WPS identified additional classes of risk management assets and liabilities as a result of the implementation of FASB Accounting Standards Update (ASU) 2010-06, "Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements."  As required, this ASU was only applied for disclosures beginning in the quarter ended March 31, 2010, and, therefore, prior periods do not reflect the expanded disclosure requirements.

The following tables show WPS's assets and liabilities from risk management activities.

	Balance Sheet	June 30, 2010
(Millions)	Presentation *	Assets	Liabilities
Financial transmission rights	Current	$7.8	$1.6
Natural gas contracts	Current	0.5	1.7
Natural gas contracts	Other Long-term	-	0.1
Petroleum product contracts	Current	0.1	-
Petroleum product contracts	Other Long-term	0.1	-
Total commodity contracts	Current	$8.4	$3.3
Total commodity contracts	Other Long-term	0.1	0.1
Total		$8.5	$3.4

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

	Balance Sheet	December 31, 2009
(Millions)	Presentation *	Assets	Liabilities
Commodity contracts	Current	$5.0	$2.5

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

The tables below show the unrealized gains (losses) recorded related to derivatives at WPS.

(Millions)	Financial Statement Presentation	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Financial transmission rights	Balance Sheet – Regulatory assets (current)	$(1.2)	$(0.4)
Financial transmission rights	Balance Sheet – Regulatory liabilities (current)	4.9	2.8
Natural gas contracts	Balance Sheet – Regulatory assets (current)	0.6	(0.1)
Natural gas contracts	Balance Sheet – Regulatory assets (long-term)	0.1	(0.1)
Natural gas contracts	Balance Sheet – Regulatory liabilities (current)	0.1	(0.1)
Natural gas contracts	Income Statement – Natural gas purchased for resale	0.1	0.1
Natural gas contracts	Income Statement – Operating and maintenance expense	(0.1)	(0.1)

(Millions)	Financial Statement Presentation	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Commodity contracts	Balance Sheet – Regulatory assets (current)	$-	$(1.7)
Commodity contracts	Balance Sheet – Regulatory assets (long-term)	0.2	(0.1)
Commodity contracts	Balance Sheet – Regulatory liabilities (current)	10.3	7.6
Commodity contracts	Balance Sheet – Regulatory liabilities (long-term)	-	0.1
Commodity contracts	Income Statement – Natural gas purchased for resale	-	0.2

WPS had the following notional volumes of outstanding derivative contracts:

	June 30, 2010		December 31, 2009
Commodity	Purchases	Other Transactions	Purchases	Other Transactions
Natural gas (millions of therms)	65.6	N/A	54.6	N/A
Financial transmission rights(millions of kilowatt-hours)	N/A	12,579.7	N/A	4,306.0
Petroleum products (barrels)	22,405	N/A	15,144	N/A

The following table shows WPS's cash collateral positions:

(Millions)	June 30, 2010	December 31, 2009
Cash collateral provided to others	$3.4	$1.9

NOTE 4--RESTRUCTURING EXPENSE

In an effort to permanently remove costs from its operations, Integrys Energy Group developed a plan at the end of 2009 that included a reduction in the workforce supporting WPS as well as Integrys Energy Group’s other subsidiaries.  The following table summarizes the activity related to restructuring costs incurred in connection with this plan:

(Millions)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Accrued restructuring costs at beginning of period	$4.3	$10.7
Add: Adjustments to accrual during the period	(0.1)	0.4	*
Less: Cash payments	3.1	6.6
Less: Payments to IBS for allocated restructuring costs	-	3.4
Accrued restructuring costs at end of period	$1.1	$1.1

*
$0.3 million of these restructuring costs were billed to certain companies in accordance with provisions in the operating agreements with these companies that allow WPS to recover a portion of its administrative and general expenses.

NOTE 5--SHORT-TERM DEBT AND LINES OF CREDIT

WPS's outstanding short-term borrowings consisted of sales of commercial paper and short-term notes.

(Millions, except percentages)	June 30, 2010	December 31, 2009
Commercial paper outstanding	-	$7.0
Average discount rate on outstanding commercial paper	-	0.22%
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on outstanding short-term notes payable	0.30%	0.18%

The table below presents WPS's average amount of short-term borrowings outstanding based on daily outstanding balances during the six months ended June 30:

(Millions)	2010	2009
Average amount of commercial paper outstanding	$0.2	$6.4
Average amount of short-term notes payable outstanding	10.0	10.0

WPS manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to WPS's short-term debt, lines of credit, and remaining available capacity:

(Millions)	Maturity	June 30, 2010	December 31, 2009
Revolving credit facility (1)	4/23/11	$115.0	$-
Revolving credit facility (2)	6/02/10	-	115.0
Revolving short-term notes payable	11/13/10	10.0	10.0

Total short-term credit capacity		125.0	125.0

Less:
Letters of credit issued inside credit facilities		4.7	3.2
Loans outstanding under credit agreements and notes payable		10.0	10.0
Commercial paper outstanding		-	7.0

Available capacity under existing agreements		$110.3	$104.8

(1)
In April 2010, WPS entered into a new revolving credit agreement to provide support for its commercial paper borrowing program.  WPS has requested authority from the PSCW to enter into a multi-year credit agreement, and, if granted, the credit facility will mature on April 23, 2013.

(2)	This facility was replaced with a new revolving credit agreement in April 2010. Upon entering into the new agreement, the maturing facility was terminated.

At June 30, 2010, WPS was in compliance with all financial covenants related to outstanding short-term debt.  WPS's revolving credit agreement contains financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreement.

NOTE 6--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of WPS through June 30, 2010.  All asset retirement obligations are recorded as other long-term liabilities on the Condensed Consolidated Balance Sheets.

(Millions)
Asset retirement obligations at December 31, 2009	$17.8
Accretion	0.5
Asset retirement obligations at June 30, 2010	$18.3

NOTE 7--INCOME TAXES

WPS's effective tax rate for the three and six months ended June 30, 2010, was 34.8% and 37.5%, respectively.  The effective tax rate for the three and six months ended June 30, 2009, was 32.2% and 35.1%, respectively.

WPS calculates its provision for income taxes based on an interim effective tax rate that reflects its projected annual effective tax rate before certain discrete items.

The effective tax rate for the six months ended June 30, 2010, was higher than the federal tax rate of 35%, primarily due to the elimination of the deductibility of prescription drug payments to retirees, to the extent those payments will be offset by the receipt of the Medicare Part D subsidy, as mandated in the federal Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 (HCR).  As a result of the legislation, WPS expensed $4.5 million of deferred income tax benefits during the first quarter of 2010, which were previously recognized as a reduction in provision for income taxes.  Also contributing to the higher effective tax rate in 2010 as compared with the federal tax rate of 35% was the impact of state income taxes, partially offset by an increase in wind production tax credits.

The effective tax rate for the three months ended June 30, 2009, was lower than the federal tax rate of 35%, primarily due to permanent book to tax return differences and tax credits, partially offset by state income taxes.

For the three and six months ended June 30, 2010, WPS’s liability for unrecognized tax benefits decreased $4.3 million and $3.8 million, respectively, related to favorable results on IRS examinations.

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

The obligations described below are as of June 30, 2010.

●
WPS's electric utility segment has obligations of $224.3 million related to coal supply and transportation that extend through 2016, obligations of $1,044.3 million for either capacity or energy related to purchased power that extend through 2027, and obligations of $9.8 million for other commodities that extend through 2013.

●	WPS's natural gas utility segment has obligations of $409.9 million related to natural gas supply and transportation contracts that extend through 2024.
●	WPS also has commitments of $238.7 million in the form of purchase orders issued to various vendors that relate to normal business operations, including construction projects.

Environmental

Clean Air Act New Source Review Issues

Weston and Pulliam Plants:
On November 18, 2009, the EPA issued a Notice of Violation (NOV) to WPS alleging violations of the New Source Review requirements of the Clean Air Act (CAA).  Specifically, the allegations relate to requirements for certain projects undertaken at Pulliam and Weston from 1994 to 2009.  WPS has evaluated the NOV, including an analysis of the allegations as well as options for resolution with the EPA, and has met with the EPA on several occasions and has exchanged proposals related to a possible resolution.  WPS continues to review the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

On May 20, 2010, WPS received from the Sierra Club a Notice of Intent (NOI) to file a civil lawsuit based on allegations and violations of the CAA at the Weston and Pulliam generation stations.  WPS is in the process of analyzing the allegations and has had discussions with the Sierra Club, but is currently unable to predict the impact on its condensed consolidated financial statements.

Columbia Plant:
On October 10, 2009, WPS, along with its co-owners, received from the Sierra Club an NOI to file a civil lawsuit based on allegations that major modifications were made at the Columbia generation station without complying with the CAA.  Specifically, the allegations suggest that Prevention of Significant Deterioration (PSD) permits that imposed Best Available Control Technology (BACT) limits on emissions should have been obtained for the Columbia generation station, which is jointly owned by Wisconsin

Power and Light (WP&L), Madison Gas and Electric Company (MG&E), and WPS, and operated by WP&L.  The NOI also covers similar allegations related to another generation station solely owned by WP&L.

WP&L, on behalf of itself and the joint owners, sent a Notice of Deficiency to the Sierra Club regarding the NOI.  In response, the Sierra Club filed a Supplemental NOI on December 14, 2009, purporting to correct the deficiencies.  The parties received the Sierra Club’s initial demand and are in the process of analyzing the allegations, as well as the demand, and have had discussions with the Sierra Club regarding a possible resolution.  WPS is reviewing the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

Edgewater Plant:
On December 11, 2009, WPS, along with its co-owners, received from the Sierra Club a copy of an NOI to file a civil lawsuit against the EPA based on the EPA's failure to take actions against the co-owners and operator of the Edgewater generation station based upon allegations of failure to comply with the CAA.  Specifically, the allegations suggest that PSD permits that imposed BACT limits on emissions from the facilities should have been obtained for Edgewater.  Edgewater is jointly owned by WP&L (Units 3, 4, and 5), Wisconsin Electric (Unit 5), and WPS (Unit 4) and operated by WP&L.  The parties are in the process of analyzing the Sierra Club's actions.  WPS is reviewing the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

On December 21, 2009, WPS, along with its co-owners, received from the Sierra Club an NOI to file a civil lawsuit based on allegations that major modifications were made at the Edgewater generation station without complying with the PSD and Title V Operating Permit requirements of the CAA.  Specifically, the allegations suggest that PSD permits that imposed BACT limits on emissions from the facilities should have been obtained for Edgewater.  The parties are in the process of analyzing the allegations and have had discussions with the Sierra Club.  WPS is reviewing the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

Columbia and Edgewater Plants:
On December 14, 2009, the EPA issued an NOV to WP&L relative to its Nelson Dewey Plant and to WP&L and the other joint owners of the Columbia and Edgewater generation stations alleging violations of New Source Review requirements of the CAA for certain projects undertaken at those plants.  The joint owners met with the EPA to begin discussions on a possible resolution and have received the EPA’s initial demand.  WP&L is the operator of these plants and, along with the joint owners, is in the process of analyzing the NOV and has responded to the EPA’s initial demand.  WPS is also reviewing the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

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

On April 27, 2007, the Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007 permit language, which was granted by the WDNR.  Both parties subsequently moved for summary judgment.  In a decision issued on November 8, 2007, the administrative law judge granted WPS's motion for summary judgment in that proceeding, upholding the March 28, 2007 permit language.  The Sierra Club filed petitions with the Dane County Circuit Court on April 27, 2007, and November 14, 2007, for judicial review of the Weston 4 air permit and the underlying proceedings before the administrative law judge.  These two judicial review proceedings were consolidated by the court.  On February 12, 2009, the court upheld the administrative law judge's final order, which affirmed the WDNR's actions.  The Sierra Club appealed this decision.  On May 13, 2010, the Wisconsin Court of Appeals issued a ruling affirming that the WDNR’s decisions on BACT, sulfur dioxide, and nitrogen oxide were reasonable.  One issue, visible emissions, was sent back to the WDNR for further proceedings.  The WDNR and WPS filed a Motion for Clarification on the issue of further proceedings on the visibility issue.  The Court of Appeals withdrew its May 13, 2010 decision, and on June 24, 2010, it reaffirmed its decision on all other matters but clarified the visibility issue and directed the WDNR to reopen the permit and establish specific visibility limits.  WPS is currently unsure how the WNDR will respond and is considering all of its options, including appeal.

These activities did not stay the construction and startup of the Weston 4 facility or the administrative law judge's decision on the Weston 4 air permit.  WPS believes that it has substantial defenses to the Sierra Club's challenges.  Until the Sierra Club's challenges are finally resolved, WPS will not be able to make a final determination of the probable impact, if any, of compliance with any changes to the Weston 4 air permit on its future costs.

In December 2008, an NOV was issued to WPS by the WDNR alleging various violations of the air permits for Weston 4, as well as Weston 1 and 2.  The alleged violations include an exceedance of the carbon monoxide and volatile organic compound limits at Weston 4, exceedances of the hourly sulfur dioxide limit in ten three-hour periods during startup/shutdown and during one separate event at Weston 4, and two that address baghouse operation at Weston 1 and 2.  On July 22, 2009, an NOV was issued to WPS by the WDNR alleging violations of the opacity limits during two six-minute periods (one each at Weston 2 and 4) and of the sulfur dioxide average limit during one three-hour period at Weston 4. An NOV was issued to WPS in September 2009 relating to one event involving baghouse operation at Weston 1 and 2 that occurred in December 2008.  A fourth NOV was issued on December 14, 2009, for a clerical error involving pages missing from a quarterly report.  Corrective actions have been taken for the events in the four NOVs.  An enforcement conference was held on January 7, 2009, for the December 2008 NOV and on August 26, 2009, for the July 2009 NOV.  Discussions with the WDNR on the severity classification of the events continue.  Management believes it is very likely that the WDNR will refer the NOVs to the state Justice Department for enforcement.  Management does not believe that these matters will have a material adverse impact on the condensed consolidated financial statements of WPS.

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

Pulliam Air Permit

The renewal of the Title V air permit for the Pulliam generating station was issued by the WDNR on April 30, 2009.  On June 28, 2010, the EPA issued an order granting the Sierra Club’s petition to object to the Title V permit.  The order directs the WDNR to respond to the comments raised by the Sierra Club in its Petition (filed June 25, 2009).  WPS will be working with the WDNR to address the order.

Columbia Air Permit

The renewal of the Title V air permit for the Columbia generation station, jointly owned by WP&L, MG&E, and WPS and operated by WP&L, was issued by the WDNR on September 2, 2008.  On October 8, 2009, the EPA issued an order objecting to the Title V air permit.  The order responds to a petition filed by the Sierra Club and determined that a project in 2006 to replace the economizer, final superheater, and related components on Unit 1 should have been permitted as a "major modification."  The order directs the WDNR to resolve the EPA's objections within 90 days and "terminate, modify, or revoke and reissue" the Title V permit accordingly.  As of March 22, 2010, the WDNR has reopened the permit to address the EPA’s order and, although final resolution is unknown, potential outcomes could include a revised permit.  The parties continue to discuss the matter with the WDNR to seek a resolution.  On July 14, 2010, WPS, along with its co-owners, received from the Sierra Club a copy of an NOI to file a civil lawsuit against the EPA based on the EPA's unreasonable delay in performing its duties related to the granting or denial of the Title V permit.  Specifically, they allege that the EPA has failed to take actions against the WDNR for its failure to take action regarding the Title V permit as ordered by the EPA.  WPS is reviewing the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

Mercury and Interstate Air Quality Rules

Mercury

The State of Wisconsin's mercury rule, Chapter NR 446, requires a 40% reduction from the 2002 through 2004 baseline mercury emissions in Phase I, beginning January 1, 2010, through the end of 2014.  In Phase II, which begins in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90%.  Reductions can be phased in and the 90% target can be delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined by the BACT rule.  As of June 30, 2010, WPS estimates capital costs of approximately $19 million for Phase I and Phase II, which includes estimates for both wholly owned and jointly owned plants, to achieve the required reductions.  The capital costs are expected to be recovered in future rate cases.  Because of the vacatur of the federal mercury control and monitoring rule in February 2008, the EPA is reviewing options for a new rulemaking to address hazardous air pollutants, including mercury, and is expected to issue a draft rule in 2011.

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

On July 11, 2008, the Court of Appeals issued a decision vacating CAIR, the EPA appealed, and in December 2008, the Court of Appeals reversed the CAIR vacatur and CAIR was reinstated.  The Court of

Appeals directed the EPA to address the deficiencies noted in its July 11, 2008 ruling, and the EPA issued a draft CAIR replacement rule for comment on July 6, 2010.  As a result of the Court of Appeals' decision, CAIR is in place for 2010.  WPS has not acquired any nitrogen oxide allowances for vintage years beyond 2010 other than those allocated by the EPA and does not expect any material impact as a result of the vacatur and subsequent reinstatement of CAIR.  WPS will continue to evaluate the impacts of any subsequent rulemaking.

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

WPS is responsible for the environmental impacts at ten manufactured gas plant sites located in Wisconsin and Michigan.  All are former regulated utility sites and are being remediated, with costs charged to existing ratepayers at WPS.  WPS estimated and accrued for $75.0 million of future undiscounted investigation and cleanup costs for all sites as of June 30, 2010.  WPS may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  WPS recorded a regulatory asset of $74.2 million, which is net of insurance recoveries received of $19.4 million, related to the expected recovery of both deferred expenditures and estimated future expenditures as of June 30, 2010.  Under current PSCW policies, WPS may not recover carrying costs associated with the cleanup expenditures.

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

Greenhouse Gases

WPS is evaluating both the technical and cost implications that may result from future state, regional, or federal greenhouse gas regulatory programs.  This evaluation indicates it is probable that any regulatory program which caps emissions or imposes a carbon tax will increase costs for WPS and its customers.  The greatest impact is likely to be on fossil fuel-fired generation, with a less significant impact on natural gas storage and distribution operations.  Efforts are underway within the utility industry to find a feasible method for capturing carbon dioxide from pulverized coal-fired units and to develop cleaner ways to burn coal.  The use of alternate fuels is also being explored by the industry, but there are many cost and availability issues.

Unless there is a successful legal challenge that stays the rule (several lawsuits have been filed), the EPA will begin regulating greenhouse gas emissions under the CAA in 2011.  At that time, the EPA and the states will apply the BACT requirements associated with the new source review program to new and modified larger greenhouse gas emitters.  Technology to remove and sequester greenhouse gas emissions is not commercially available at scale, hence, the EPA is considering defining BACT in terms of improvements in energy efficiency as opposed to relying on pollution control equipment.  In addition, federal legislation related to greenhouse gas emissions may be enacted in the future, and efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions, and to create national or state renewable portfolio standards.  A risk exists that such legislation or regulation will increase the cost of energy.  However, WPS believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by WPS will be recoverable in rates.  WPS will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

NOTE 9--GUARANTEES

The following table shows outstanding guarantees at WPS:

		Expiration
(Millions)	Total Amounts Committed at June 30, 2010	Less Than 1 Year	Over 1 Year
Standby letters of credit (1)	$4.8	$4.8	$-
Other guarantee (2)	0.9	-	0.9
Total guarantees	$5.7	$4.8	$0.9

(1)
At WPS's request, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to WPS.  These amounts are not reflected on the Condensed Consolidated Balance Sheets.

(2)	Issued for workers compensation coverage in Michigan. This amount is not reflected on the Condensed Consolidated Balance Sheets.

NOTE 10--EMPLOYEE BENEFIT PLANS

The following table shows the components of WPS's net periodic benefit cost:

	Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$3.1	$2.6	$5.8	$5.1	$1.2	$1.5	$2.9	$2.8
Interest cost	9.1	9.6	18.3	19.0	3.3	3.5	7.0	7.1
Expected return on plan assets	(10.1)	(9.7)	(19.8)	(19.7)	(3.6)	(3.5)	(7.1)	(7.0)
Amortization of transition obligation	-	-	-	-	0.1	0.1	0.1	0.1
Amortization of prior service cost (credit)	1.2	1.2	2.4	2.3	(0.9)	(0.9)	(1.8)	(1.8)
Amortization of net actuarial loss	0.7	0.5	2.1	0.6	0.1	-	0.6	0.1
Regulatory deferral *	1.1	(0.8)	2.2	(1.6)	(0.3)	(0.4)	(0.6)	(0.8)
Net periodic benefit cost	$5.1	$3.4	$11.0	$5.7	$(0.1)	$0.3	$1.1	$0.5

*
The PSCW authorized WPS to recover its net increased 2009 pension costs and to refund its net decreased 2009 other postretirement benefit costs as part of the limited rate case re-opener for 2010.  Amortization and recovery/refund of these costs will occur throughout 2010.

WPS records transition obligations, prior service costs (credits), and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost as net regulatory assets.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the six months ended June 30, 2010, $14.8 million of contributions were made to the pension plans, and contributions made to the other postretirement benefit plans were not significant.  WPS expects to contribute $3.8 million to its pension plans and $10.6 million to its other postretirement benefit plans during the remainder of 2010.

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

At June 30, 2010, the assets and liabilities on the Condensed Consolidated Balance Sheets that related to the involvement with the variable interest entity pertained to working capital accounts and represented the amounts owed by WPS for current deliveries of power.  WPS has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts.  There is no significant potential exposure to loss as a result of WPS’s involvement with the variable interest entity.

NOTE 12--FAIR VALUE

Fair Value Measurements

WPS identified additional classes of risk management assets and liabilities as a result of the implementation of FASB Accounting Standards Update (ASU) 2010-06, "Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements."  As required, this ASU was only applied for the disclosures beginning in the quarter ended March 31, 2010, and, therefore, prior periods do not reflect the expanded disclosure requirements.

The following tables show WPS's assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	June 30, 2010
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets
Financial transmission rights	$-	$-	$7.8	$7.8
Natural gas contracts	0.5	-	-	0.5
Petroleum products contracts	0.2	-	-	0.2
Total	$0.7	$-	$7.8	$8.5

Risk management liabilities
Financial transmission rights	$-	$-	$1.6	$1.6
Natural gas contracts	1.8	-	-	1.8
Total	$1.8	$-	$1.6	$3.4

	December 31, 2009
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets	$0.7	$-	$4.3	$5.0
Risk management liabilities	$1.3	$-	$1.2	$2.5

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

The risk management assets and liabilities listed in the tables include NYMEX futures and options, and financial contracts used to manage transmission congestion costs in the MISO market.  NYMEX contracts are valued using the NYMEX end-of-day settlement price, which is a Level 1 input.  The valuation for financial transmission rights is derived from historical data from MISO, which is considered a Level 3 input.  For more information on WPS's derivative instruments, see Note 3, "Risk Management Activities."  There were no transfers between the levels of the fair value hierarchy during the three and six months ended June 30, 2010.

The following table sets forth a reconciliation of changes in the fair value of financial transmission rights, which are categorized as Level 3 measurements:

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2010	2009	2010	2009
Balance at the beginning of period	$1.3	$1.2	$3.1	$2.7
Net realized gain (loss) included in earnings	3.6	(0.1)	3.2	(1.8)
Net unrealized gain recorded as regulatory assets or liabilities	3.7	6.4	2.4	6.2
Net purchases and settlements	(2.4)	0.9	(2.5)	1.3
Balance at the end of period	$6.2	$8.4	$6.2	$8.4

Unrealized gains and losses on financial transmission rights are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings.  Realized gains and losses on financial transmission rights, as well as the related transmission congestion costs, are recorded in purchased power on the Condensed Consolidated Statements of Income.

Fair Value of Financial Instruments

The following table shows the financial instruments included on WPS's Condensed Consolidated Balance Sheets that are not recorded at fair value.

	June 30, 2010		December 31, 2009
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$871.0	$943.8	$870.9	$909.9
Preferred stock	51.2	50.1	51.2	44.4

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

NOTE 13--MISCELLANEOUS INCOME

WPS's total miscellaneous income was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2010	2009	2010	2009
Equity earnings on investments	$2.9	$2.9	$5.6	$5.7
Equity portion of AFUDC	0.2	1.0	0.4	2.4
Key executive life insurance	1.4	1.2	1.4	1.2
Other	-	0.1	(0.1)	(0.1)
Total miscellaneous income	$4.5	$5.2	$7.3	$9.2

NOTE 14--REGULATORY ENVIRONMENT

Wisconsin

2011 Rate Case

On April 1, 2010, WPS filed an application with the PSCW to increase retail electric and natural gas rates $64.2 million (6.9%) and $5.0 million (1.2%), respectively, with rates effective January 1, 2011.  The filing includes a request for an 11.25% return on common equity and a common equity ratio of 53.62% in WPS’s regulatory capital structure.  The proposed retail electric and natural gas rate increases for 2011 are being driven by decreased sales due primarily to the ongoing economic recession and increased energy efficiency efforts by customers, the amortization in 2011 of the 2009 deferred amounts under WPS’s electric Revenue Stabilization Mechanism, and increased payments to the Wisconsin Focus on Energy program.

2010 Rates

On December 22, 2009, the PSCW issued a final written order for WPS authorizing an electric rate increase of $18.2 million, offset by an $18.2 million refund of 2009 and 2008 fuel costs, and a retail natural gas rate increase of $13.5 million, effective January 1, 2010.  Based on an order issued on April 1, 2010, the remaining $10.0 million of the total 2008 and 2009 fuel cost over-collections, plus interest of $1.3 million, were refunded to customers in April and May 2010.

The PSCW issued another rate order on April 1, 2010, making fuel cost over-collections for 2010 subject to refund as of that date.  As of June 30, 2010, the balance of the 2010 fuel cost over-collections to be refunded to customers in 2011 was $4.2 million, which has been recorded as a short-term regulatory liability.  Fuel cost over/under-recovery impacts for 2008, 2009, and 2010 related to the Weston 4 power plant exfoliation issue remain open and will be addressed as part of the current 2011 rate case.

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

NOTE 15--SEGMENTS OF BUSINESS

At June 30, 2010, WPS reported three segments.  WPS manages its reportable segments separately due to their different operating and regulatory environments.  Its principal business segments are the regulated electric utility operations and the regulated natural gas utility operations.  The Other segment includes nonutility activities, including equity earnings from WPS's investments in WRPC and WPS Investments, LLC, which holds an interest in ATC.

The table below presents information for the respective periods pertaining to WPS's reportable segments:

	Regulated Utilities
(Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated

Three Months Ended June 30, 2010
Operating revenues	$293.4	$51.7	$345.1	$0.2	$(0.3)	$345.0
Depreciation and amortization expense	23.0	5.7	28.7	0.2	(0.2)	28.7
Miscellaneous income	0.2	0.1	0.3	4.2	-	4.5
Interest expense	10.0	2.7	12.7	0.7	-	13.4
Provision (benefit) for income taxes	12.9	(1.7)	11.2	1.9	-	13.1
Preferred stock dividend requirements	0.7	0.1	0.8	-	-	0.8
Net income (loss) attributed to common shareholder	24.8	(2.6)	22.2	1.5	-	23.7

Three Months Ended June 30, 2009
Operating revenues	$287.9	$59.8	$347.7	$0.2	$(0.3)	$347.6
Depreciation and amortization expense	21.0	5.7	26.7	0.2	(0.2)	26.7
Miscellaneous income	1.1	-	1.1	4.1	-	5.2
Interest expense	9.8	2.8	12.6	1.4	-	14.0
Provision for income taxes	12.0	0.1	12.1	-	-	12.1
Preferred stock dividend requirements	0.7	0.1	0.8	-	-	0.8
Net income (loss) attributed to common shareholder	22.4	(0.4)	22.0	2.7	-	24.7

	Regulated Utilities
(Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated

Six Months Ended June 30, 2010
Operating revenues	$598.9	$213.1	$812.0	$0.7	$(0.7)	$812.0
Depreciation and amortization expense	45.8	11.5	57.3	0.3	(0.3)	57.3
Miscellaneous income	0.3	0.1	0.4	6.9	-	7.3
Interest expense	20.0	5.3	25.3	1.8	-	27.1
Provision for income taxes	28.5	13.0	41.5	2.2	-	43.7
Preferred stock dividend requirements	1.3	0.3	1.6	-	-	1.6
Net income attributed to common shareholder	49.5	18.7	68.2	3.0	-	71.2

Six Months Ended June 30, 2009
Operating revenues	$587.3	$248.6	$835.9	$0.6	$(0.7)	$835.8
Depreciation and amortization expense	41.9	11.2	53.1	0.3	(0.3)	53.1
Miscellaneous income	2.0	0.5	2.5	6.7	-	9.2
Interest expense	19.5	5.3	24.8	1.7	-	26.5
Provision for income taxes	26.0	14.2	40.2	0.7	-	40.9
Preferred stock dividend requirements	1.3	0.3	1.6	-	-	1.6
Net income attributed to common shareholder	47.6	22.0	69.6	4.4	-	74.0

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

	Three Months Ended		Change in	Six Months Ended		Change in
	June 30		2010 Over	June 30		2010 Over
(Millions)	2010	2009	2009	2010	2009	2009
Electric utility operations	$24.8	$22.4	10.7%	$49.5	$47.6	4.0%
Natural gas utility operations	(2.6)	(0.4)	550.0%	18.7	22.0	(15.0)%
Other operations	1.5	2.7	(44.4)%	3.0	4.4	(31.8)%

Net income attributed to common shareholder	$23.7	$24.7	(4.0)%	$71.2	$74.0	(3.8)%

Earnings Summary – Second Quarter 2010 Compared with Second Quarter 2009

WPS recognized net income attributed to common shareholder of $23.7 million for the quarter ended June 30, 2010, compared with $24.7 million for the same quarter in 2009.  Significant factors contributing to the $1.0 million decrease in earnings were as follows (and are discussed in more detail thereafter).

•
Net income attributed to common shareholder at the regulated electric utility segment increased $2.4 million, driven by a $5.2 million after-tax increase in margins, primarily related to lower fuel and purchased power costs incurred in the second quarter of 2010, compared with fuel and purchased power cost recovery rates set in 2009, as well as a retail rate increase.  The increase in margins was partially offset by a $2.5 million after-tax increase in operating expenses, primarily related to increases in electric transmission expense and customer assistance expense.

•
The net loss attributed to common shareholder at the regulated natural gas utility segment increased $2.2 million.  The increase in net loss was driven by a $3.6 million after-tax decrease in earnings related to lower quarter-over-quarter volumes, partially offset by a $1.2 million after-tax increase in earnings from rates implemented in the first quarter of 2010.

•	Other segment earnings decreased $1.2 million, driven by a $1.9 million increase to the provision for income taxes, primarily related to the impact of permanent tax differences.

Earnings Summary – Six Months 2010 Compared with Six Months 2009

WPS recognized net income attributed to common shareholder of $71.2 million for the six months ended June 30, 2010, compared with $74.0 million for the same period in 2009.  Significant factors contributing to the $2.8 million decrease in earnings were as follows (and are discussed in more detail thereafter).

•
Net income attributed to common shareholder at the regulated electric utility segment increased $1.9 million, driven by an $11.3 million after-tax increase in margins, primarily related to lower fuel and purchased power costs incurred in the second quarter of 2010, compared with fuel and purchased power cost recovery rates set in 2009, as well as a retail rate increase.  The increase in margins was partially offset by a $7.4 million after-tax increase in operating expenses, primarily related to increases in electric transmission expense and customer assistance expense.  In addition, federal health care legislation enacted in March 2010 resulted in a $3.5 million non-cash increase to the provision for income taxes at the electric utility segment.

•
Net income attributed to common shareholder at the regulated natural gas utility segment decreased $3.3 million, driven by a $6.0 million after-tax decrease in earnings related to lower period-over-period volumes, net of decoupling, and a $1.7 million after-tax increase in operating and maintenance expense, primarily related to higher customer assistance expense.  A $4.8 million after-tax increase in earnings from rates implemented in the first quarter of 2010 partially offset the net decrease in earnings.

•	Other segment earnings decreased $1.4 million, driven by a $1.5 million increase to the provision for income taxes, primarily related to the impact of permanent tax differences.

Regulated Electric Utility Segment Operations

	Three Months Ended		Change in	Six Months Ended		Change in
	June 30		2010 Over	June 30		2010 Over
(Millions, except heating degree days)	2010	2009	2009	2010	2009	2009

Revenues	$293.4	$287.9	1.9%	$598.9	$587.3	2.0%
Fuel and purchased power costs	124.0	127.1	(2.4)%	252.0	259.3	(2.8)%
Margins	169.4	160.8	5.3%	346.9	328.0	5.8%

Operating and maintenance expense	88.5	85.8	3.1%	181.4	172.5	5.2%
Depreciation and amortization expense	23.0	21.0	9.5%	45.8	41.9	9.3%
Taxes other than income taxes	9.7	10.2	(4.9)%	20.7	21.2	(2.4)%

Operating income	48.2	43.8	10.0%	99.0	92.4	7.1%

Miscellaneous income	0.2	1.1	(81.8)%	0.3	2.0	(85.0)%
Interest expense	(10.0)	(9.8)	2.0%	(20.0)	(19.5)	2.6%
Other expense	(9.8)	(8.7)	12.6%	(19.7)	(17.5)	12.6%

Income before taxes	$38.4	$35.1	9.4%	$79.3	$74.9	5.9%

Sales in kilowatt-hours
Residential	628.4	608.2	3.3%	1,347.5	1,372.1	(1.8)%
Commercial and industrial	1,988.8	1,843.2	7.9%	3,883.5	3,703.6	4.9%
Wholesale	1,202.5	1,131.9	6.2%	2,369.6	2,201.4	7.6%
Other	6.8	7.0	(2.9)%	16.5	16.8	(1.8)%
Total sales in kilowatt-hours	3,826.5	3,590.3	6.6%	7,617.1	7,293.9	4.4%

Weather
Heating degree days	744	1,065	(30.1)%	4,188	5,036	(16.8)%
Cooling degree days	138	111	24.3%	138	111	24.3%

Second Quarter 2010 Compared with Second Quarter 2009

Revenues

Regulated electric utility segment revenues increased $5.5 million quarter-over-quarter, driven by:

•
An approximate $4 million increase primarily due to a 13.1% increase in sales volumes to large commercial and industrial customers related to changes in business operations, which WPS attributes mainly to improving general economic conditions in its service territory.

•	An approximate $3 million increase in opportunity sales, made possible by the availability of low-cost energy from Weston 4.

•	An approximate $2 million increase related to the retail electric rate increase effective January 1, 2010.

•
These increases in regulated electric utility segment revenues were partially offset by an approximate $2 million decrease in revenues from wholesale customers due to a decrease in contracted sales volumes and fuel costs.  The decrease in fuel costs caused a decrease in per-unit revenues because commodity costs are passed directly through to these customers in rates.

Margins

Regulated electric utility segment margins increased $8.6 million quarter-over-quarter, driven by:

•	An approximate $8 million increase related to lower fuel and purchased power costs incurred in the second quarter of 2010 compared with fuel and purchased power cost recovery rates set in 2009.

•	An approximate $2 million increase related to the retail electric rate increase effective January 1, 2010.

Operating Income

Operating income at the regulated electric utility segment increased $4.4 million quarter-over-quarter, driven by the $8.6 million increase in electric margins, partially offset by a $4.2 million increase in operating expenses.

The increase in operating expenses was the result of:

•	A $3.8 million increase in electric transmission expense.

•
A $3.2 million increase in customer assistance expense related to payments made to the Focus on Energy program, which helps residents and businesses install cost-effective, energy efficient, and renewable energy products.

•	A $2.0 million increase in depreciation and amortization expense, primarily related to the Crane Creek Wind Farm being placed in service for accounting purposes in December 2009.

•	These increases in regulated electric utility operating expenses were partially offset by:

	-	A $2.1 million decrease in labor costs, driven by the reduction in workforce and company-wide furloughs instituted for 2010 as a result of previously announced cost management efforts.

-
A $1.8 million decrease in electric maintenance expense, primarily related to a greater number of planned outages at the generation plants during the second quarter of 2009, compared with the second quarter of 2010.

Other Expense

Other expense at the regulated electric utility increased $1.1 million, driven by a $1.2 million decrease in AFUDC related to the Crane Creek Wind Farm.

Six Months 2010 Compared with Six Months 2009

Revenues

Regulated electric utility segment revenues increased $11.6 million period-over-period, driven by:

•
An approximate $11 million increase in opportunity sales, made possible by a combination of an increase in available capacity (which resulted from lower residential, small commercial and industrial, and contracted wholesale sales) and the availability of low-cost energy from Weston 4.

•
An approximate $7 million increase primarily due to a 10.0% increase in sales volumes to large commercial and industrial customers related to changes in business operations, which WPS attributes mainly to improving general economic conditions in its service territory.

•	An approximate $4 million increase related to the retail electric rate increase effective January 1, 2010.

•	These increases in regulated electric utility segment revenues were partially offset by:

-
An approximate $9 million decrease in revenues from wholesale customers due to a decrease in contracted sales volumes and fuel costs.  The decrease in fuel costs caused a decrease in per-unit revenues because commodity costs are passed directly through to these customers in rates.

-
An approximate $3 million decrease in revenues, net of decoupling, due to a 1.8% decrease in sales volumes to residential customers primarily related to customer conservation and efficiency efforts, along with warmer period-over-period weather during the heating season as evidenced by the decrease in heating degree days.  In the second quarter of 2010 and 2009, WPS reached the annual $14.0 million electric decoupling cap.

Margins

Regulated electric utility segment margins increased $18.9 million period-over-period, driven by:

•	An approximate $16 million increase related to lower fuel and purchased power costs incurred in the first six months of 2010 compared with fuel and purchased power cost recovery rates set in 2009.

•	An approximate $4 million increase related to the retail electric rate increase effective January 1, 2010.

Operating Income

Operating income at the regulated electric utility segment increased $6.6 million period-over-period, driven by the $18.9 million increase in electric margins, partially offset by a $12.3 million increase in operating expenses.

The increase in operating expenses was the result of:

•	A $7.3 million increase in electric transmission expense.

•
A $6.2 million increase in customer assistance expense related to payments made to the Focus on Energy program, which helps residents and businesses install cost-effective, energy efficient, and renewable energy products.

•
A $4.3 million increase in employee benefit costs, primarily related to an increase in pension and other postretirement benefit expenses, driven by the amortization of negative investment returns from 2008.

•	A $3.9 million increase in depreciation and amortization expense, primarily related to the Crane Creek Wind Farm being placed in service for accounting purposes in December 2009.

•	These increases in regulated electric utility operating expenses were partially offset by:

-
A $4.8 million decrease in electric maintenance expense, primarily related to a greater number of planned outages at the generation plants during the six months ended June 30, 2009, compared with the same period in 2010.

	-	A $3.4 million decrease in labor costs, driven by the reduction in workforce and company-wide furloughs instituted for 2010 as a result of previously announced cost management efforts.

Other Expense

Other expense at the regulated electric utility increased $2.2 million, driven by a $2.2 million decrease in AFUDC related to the Crane Creek Wind Farm.

Regulated Natural Gas Utility Segment Operations

	Three Months Ended		Change in	Six Months Ended		Change in
			2010 Over			2010 Over
(Millions, except heating degree days)	2010	2009	2009	2010	2009	2009

Revenues	$51.7	$59.8	(13.5)%	$213.1	$248.6	(14.3)%
Natural gas purchased for resale	28.0	32.3	(13.3)%	124.2	158.3	(21.5)%
Margins	23.7	27.5	(13.8)%	88.9	90.3	(1.6)%

Operating and maintenance expense	18.3	17.5	4.6%	37.3	34.4	8.4%
Depreciation and amortization expense	5.7	5.7	-%	11.5	11.2	2.7%
Taxes other than income taxes	1.3	1.7	(23.5)%	2.9	3.4	(14.7)%

Operating income (loss)	(1.6)	2.6	N/A	37.2	41.3	(9.9)%

Miscellaneous income	0.1	-	N/A	0.1	0.5	(80.0)%
Interest expense	(2.7)	(2.8)	(3.6)%	(5.3)	(5.3)	-%
Other expense	(2.6)	(2.8)	(7.1)%	(5.2)	(4.8)	8.3%

Income (loss) before taxes	$(4.2)	$(0.2)	2,000.0%	$32.0	$36.5	(12.3)%

Throughput in therms
Residential	27.4	36.1	(24.1)%	127.7	153.7	(16.9)%
Commercial and industrial	15.4	19.6	(21.4)%	71.6	86.8	(17.5)%
Interruptible	1.9	2.1	(9.5)%	4.7	4.6	2.2%
Interdepartmental	2.0	2.4	(16.7)%	5.3	4.4	20.5%
Transport	72.3	69.5	4.0%	175.1	180.4	(2.9)%
Total sales in therms	119.0	129.7	(8.2)%	384.4	429.9	(10.6)%

Weather
Heating degree days	744	1,065	(30.1)%	4,188	5,036	(16.8)%

Second Quarter 2010 Compared with Second Quarter 2009

Revenues

Regulated natural gas utility segment revenues decreased $8.1 million quarter-over-quarter, driven by:

•	An approximate $12 million decrease in revenues as a result of lower natural gas throughput volumes, related to:

	-	An approximate $8 million decrease as a result of warmer quarter-over-quarter weather, evidenced by the 30.1% decrease in heating degree days.

-
An approximate $3 million decrease driven by lower weather-normalized volumes.  Residential customer volumes decreased, resulting from customer conservation and efficiency efforts.  Commercial and industrial customer volumes also decreased, resulting from reduced demand related to changes in customers' business operations.

-
An approximate $1 million negative quarter-over-quarter impact of a decoupling mechanism for residential and small commercial and industrial customers.  Under decoupling, WPS is allowed to defer the difference between the actual and rate case authorized delivery charge components of margin from certain customers and adjust future rates in accordance with rules applicable to each jurisdiction.  The decoupling mechanism includes an annual $8.0 million cap, which was reached prior to the end of the first quarter of 2010, and therefore had no impact on second quarter 2010 revenues.  The decoupling cap was not reached during 2009 and, therefore, did have a positive impact on revenues for the quarter ended June 30, 2009, which resulted in the negative quarter-over-quarter impact for the second quarter of 2010.

•	The decrease in revenues was partially offset by:

-
An approximate $3 million increase in revenues as a result of an approximate 12% increase in the average per-unit cost of natural gas sold by the regulated natural gas utility during the quarter ended June 30, 2010, compared with the same quarter in 2009.  Prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

-
An approximate $2 million increase in revenues resulting from the PSCW's final rate order for a retail natural gas distribution rate increase that was effective January 1, 2010.  See Note 14, "Regulatory Environment," for more information on this rate order.

Margins

Regulated natural gas utility segment margins decreased $3.8 million quarter-over-quarter, driven by:

•
An approximate $6 million decrease in margins resulting from the 8.2% decrease in natural gas throughput volumes attributed to warmer quarter-over-quarter weather and customer conservation and efficiency efforts.  This decrease in margins includes an approximate $1 million negative impact from the decoupling mechanism, which includes an annual $8.0 million cap for the deferral of any excess or shortfall from the rate case authorized margin for certain classes of customers.  This cap was reached prior to the end of the first quarter of 2010 but was not reached during 2009, which resulted in WPS realizing approximately $6 million less margins quarter-over-quarter driven by lower sales volumes with no offsetting decoupling to mitigate these lower volumes.

•	The decrease in margins was partially offset by an approximate $2 million positive impact resulting from the new rate order, effective January 1, 2010.

Operating Income

Operating income at the regulated natural gas utility segment decreased $4.2 million quarter-over-quarter, driven by the $3.8 million decrease in natural gas margins and a $0.8 million increase in operating and maintenance expenses.

The $0.8 million quarter-over-quarter increase in operating and maintenance expense was driven by:

•
A $2.1 million increase in customer assistance expense related to payments made to the Focus on Energy program, which helps residents and businesses install cost-effective, energy efficient, and renewable energy products.

•
The increase in operating and maintenance expense was partially offset by a combined $1.3 million decrease in bad debt expense and labor costs.  The decrease in bad debt expense was primarily related to the impact lower volumes and lower energy prices had on overall accounts receivable balances in addition to a decrease in the number of past due accounts.  The decrease in labor costs was driven by the reduction in workforce and company-wide furloughs as a result of previously announced cost management efforts.

Six Months 2010 Compared with Six Months 2009

Revenues

Regulated natural gas utility segment revenues decreased $35.5 million period-over-period, driven by:

•	An approximate $36 million decrease in revenues as a result of lower natural gas throughput volumes, related to:

	-	An approximate $29 million decrease as a result of warmer period-over-period weather during the heating season, evidenced by the 16.8% decrease in heating degree days.

-
An approximate $12 million decrease driven by lower weather normalized volumes.  Residential customer volumes decreased, resulting from customer conservation and efficiency efforts.  Commercial and industrial customer volumes decreased, resulting from reduced demand related to changes in customers' business operations.

	-	Partially offsetting these decreases was an approximate $5 million positive period-over-period impact of a decoupling mechanism for residential and small commercial and industrial customers.

•
An approximate $8 million decrease as a result of an approximate 7% decrease in the average per-unit cost of natural gas sold by the regulated natural gas utility during the six months ended June 30, 2010, compared with the same period in 2009.  Prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•
The decrease in revenues was partially offset by an approximate $8 million increase in revenues resulting from the PSCW's final rate order for a retail natural gas distribution rate increase that was effective January 1, 2010.  See Note 14, "Regulatory Environment," for more information on this rate order.

Margins

Regulated natural gas utility segment margins decreased $1.4 million period-over-period, driven by:

•
An approximate $10 million decrease in margins resulting from the 10.6% decrease in natural gas throughput volumes attributed to warmer period-over-period weather and customer conservation and efficiency efforts.  This decrease in margins includes an approximate $5 million positive impact from a decoupling mechanism, which includes an annual $8.0 million cap for the deferral of any excess or shortfall from the rate case authorized margin.  This cap was reached prior to the end of the first quarter of 2010 but was not reached during 2009, which resulted in WPS realizing approximately $7 million less margins period-over-period driven by lower sales volumes with no offsetting decoupling to mitigate these lower volumes.

•	The decrease in margins was partially offset by an approximate $8 million positive impact resulting from the new rate order, effective January 1, 2010.

Operating Income

Operating income at the regulated natural gas utility segment decreased $4.1 million period-over-period, driven by a $2.9 million increase in operating and maintenance expenses and the $1.4 million decrease in natural gas margins.

The $2.9 million period-over-period increase in operating and maintenance expense was driven by:

•
A $4.1 million increase in customer assistance expense related to payments made to the Focus on Energy program, which helps residents and businesses install cost-effective, energy efficient, and renewable energy products.

•
The increase in operating and maintenance expense was partially offset by a combined $1.8 million decrease in bad debt expense and labor costs.  The decrease in bad debt expense was primarily related to the impact lower volumes and lower energy prices had on overall accounts receivable balances in addition to a decrease in the number of past due accounts.  The decrease in labor costs was driven by the reduction in workforce and company-wide furloughs as a result of previously announced cost management efforts.

Other Segment Operations

	Three Months Ended		Change in	Six Months Ended		Change in
	June 30		2010 Over	June 30		2010 Over
(Millions)	2010	2009	2009	2010	2009	2009

Operating income (loss)	$(0.1)	$-	N/A	$0.1	$0.1	-%
Other income	3.5	2.7	29.6%	5.1	5.0	2.0%

Income before taxes	$3.4	$2.7	25.9%	$5.2	$5.1	2.0%

Second Quarter 2010 Compared with Second Quarter 2009

Income before taxes for other segment operations increased $0.7 million, driven by a $1.0 million decrease in interest expense on deferred compensation plans.

Six Months 2010 Compared with Six Months 2009

Income before taxes for other segment operations did not change significantly for the six months ended June 30, 2010, compared with the same period in 2009.

Provision for Income Taxes

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Effective Tax Rate	34.8%	32.2%	37.5%	35.1%

Second Quarter 2010 Compared with Second Quarter 2009

The increase in the effective tax rate for the quarter ended June 30, 2010, compared to the same quarter in 2009, was primarily related to adjustments required by GAAP in the second quarter of 2009 to ensure the year-to-date interim effective tax rate reflected the projected annual effective tax rate.  The second quarter 2009 adjustments were driven by a change in WPS's annual forecasted rate to reflect the regulatory deferral related to the domestic manufacturer’s deduction.

Six Months 2010 Compared with Six Months 2009

The increase in the effective tax rate for the six months ended June 30, 2010, compared with the same period in 2009, was driven by the elimination of the deductibility of prescription drug payments to retirees, to the extent those payments will be offset by the receipt of the Medicare Part D subsidy, as mandated in the 2010 federal health legislation.  See "Liquidity and Capital Resources, Other Future Considerations – Federal Health Care Reform" for more information.  As a result of the legislation, WPS expensed $4.5 million of non-cash deferred income tax benefits during the first quarter of 2010, which were previously recognized as a reduction of provision for income taxes.  The 2010 effective tax rate has also been adjusted to reflect an additional non-cash provision for income taxes of $0.6 million related to current year expected retiree benefits.  The increase in the effective tax rate was partially offset by an increase in wind production tax credits in 2010.

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

Operating Cash Flows

During the six months ended June 30, 2010, net cash provided by operating activities was $149.1 million, compared with $291.5 million for the same period in 2009.  The $142.4 million period-over-period decrease in net cash provided by operating activities was largely driven by a $116.0 million decrease in cash provided by working capital, primarily related to a $60.1 million decrease in cash due to a period-over-period decrease in accounts receivable and accrued unbilled revenue collections, as well as a $41.0 million decrease in cash due to a period-over-period decrease in inventory activity, both driven by lower period-over-period natural gas prices.  Also contributing to the decrease was a $14.0 million period-over-period increase in pension and other postretirement contributions.

Investing Cash Flows

Net cash used for investing activities was $41.9 million during the six months ended June 30, 2010, compared with $96.1 million for the same period in 2009.  The $54.2 million period-over-period decrease in net cash used for investing activities was primarily driven by a $52.9 million period-over-period decrease in cash used to fund capital expenditures (discussed below).

Capital Expenditures

Capital expenditures by business segment for the six months ended June 30 were as follows:

Reportable Segment (millions)	2010	2009	Change
Electric utility	$34.9	$85.4	$(50.5)
Natural gas utility	10.3	12.7	(2.4)
WPS consolidated	$45.2	$98.1	$(52.9)

The decrease in capital expenditures at the electric utility segment for the six months ended June 30, 2010, compared with the same period in 2009, was mainly due to decreased expenditures related to the Crane Creek Wind Farm project, which was placed in service for accounting purposes in December 2009.

Financing Cash Flows

Net cash used for financing activities was $72.1 million during the six months ended June 30, 2010, compared with $99.2 million for the same period in 2009.  The $27.1 million period-over-period decrease in net cash used for financing activities was primarily driven by a $43.0 million period-over-period decrease in the repayment of short-term borrowings, mainly due to the generation of more cash from operating activities in 2009 compared with 2010, partially offset by a $15.0 million return of capital to Integrys Energy Group during the six months ended June 30, 2010.

Significant Financing Activities

WPS had no outstanding commercial paper borrowings at June 30, 2010, and 2009.  WPS had other outstanding short-term debt of $10.0 million at June 30, 2010, and 2009.

Credit Ratings

The current credit ratings for WPS are listed in the table below.

	Standard & Poor's	Moody's
Issuer credit rating First mortgage bonds Senior secured debt Preferred stock Commercial paper Credit facility	A- N/A A BBB A-2 N/A	A2 Aa3 Aa3 Baa1 P-1 A2

Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating.

On May 27, 2010, Moody’s revised the outlook for Integrys Energy Group and all of its subsidiaries to "stable" from "negative."  According to Moody’s, the revised outlook reflected a reduced business risk profile driven by the recently completed restructuring of Integrys Energy Group’s nonregulated operations into a smaller segment with significantly reduced collateral requirements.  Moody’s also raised the senior secured debt and first mortgage bonds ratings for WPS from "A1" to "Aa3."  According to Moody’s, the upgrade follows the August 2009 upgrade of the senior secured ratings of the majority of its investment grade regulated utilities (issuers with negative outlooks were excluded from the August 2009 upgrade).

On January 26, 2010, Standard and Poor's revised the outlook for Integrys Energy Group and all of its subsidiaries to "stable" from "negative."  According to Standard and Poor’s, the revised outlook reflected Integrys Energy Group's decision to retain a selected portion of its nonregulated operations, which resulted in a revision to Integrys Energy Group's business risk profile to "strong" from "excellent" and also reflected Integrys Energy Group’s improved financial measures and decreasing regulatory risk, which resulted in a change in its financial risk profile to "significant" from "aggressive."

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of WPS, including its subsidiary, as of June 30, 2010.

		Payments Due By Period
(Millions)	Total Amounts Committed	2010	2011 to 2012	2013 to 2014	2015 and Thereafter

Long-term debt principal and interest payments (1)	$1,256.8	$24.2	$383.2	$202.6	$646.8
Operating lease obligations	24.6	1.8	4.5	2.6	15.7
Commodity purchase obligations (2)	1,688.3	169.2	576.3	431.7	511.1
Purchase orders (3)	238.7	234.5	2.9	1.3	-
Pension and other postretirement funding obligations (4)	247.5	14.4	70.4	79.0	83.7
Total contractual cash obligations	$3,455.9	$444.1	$1,037.3	$717.2	$1,257.3

(1)	Represents bonds and notes issued by WPS. WPS records all principal obligations on the balance sheet.

(2)	The costs of commodity purchase obligations are expected to be recovered in future customer rates.

(3)	Includes obligations related to normal business operations and large construction obligations.

(4)	Obligations for pension and other postretirement benefit plans, other than the Integrys Energy Group Retirement Plan, cannot reasonably be estimated beyond 2012.

The table above does not reflect payments related to the manufactured gas plant remediation liability of $75.0 million at June 30, 2010, as the amount and timing of payments are uncertain.  WPS anticipates incurring costs annually to remediate these sites, but management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates.  See Note 8, "Commitments and Contingencies," for more information about environmental liabilities.  In addition, the table does not reflect any payments for the June 30, 2010, liability related to uncertain tax positions, as the amount and timing of payments are uncertain.

Capital Requirements

As of June 30, 2010, construction expenditures for WPS for the three-year period 2010 through 2012 are anticipated to be as follows:

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

Capital Resources

As of June 30, 2010, WPS was in compliance with all covenants related to outstanding short-term and long-term debt and expects to be in compliance with all such debt covenants for the foreseeable future.

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

Under an existing shelf registration statement, WPS may issue up to $250.0 million of senior debt securities with amounts, prices, and terms to be determined at the time of future offerings.  In December 2008, WPS issued $125.0 million of 6.375%, 7-year Senior Notes under this shelf registration statement.

Other Future Considerations

Customer Usage

Due to the general economic conditions and the increased focus on energy efficiency, sales volumes excluding the impact of weather have been decreasing at WPS.  The PSCW approved the implementation of decoupling on a four-year trial basis, effective January 1, 2009, for WPS's natural gas and electric residential and small commercial and industrial sales.  Decoupling allows WPS to adjust rates going forward to recover or refund differences between the actual and authorized margin per customer impact of variations in volumes.  The mechanism does not adjust for changes in volume resulting from changes in customer count.  This decoupling mechanism includes an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service.  The cap for natural gas service was reached in the first quarter of 2010, and the electric cap was reached in the second quarter of 2010.

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

Climate Change

Unless there is a successful legal challenge that stays the rule (several lawsuits have been filed), the EPA will begin regulating greenhouse gas emissions under the Clean Air Act in 2011.  At that time, the EPA and the states will apply the Best Available Control Technology (BACT) requirements associated with the new source review program to new and modified larger greenhouse gas emitters.  Technology to remove and sequester greenhouse gas emissions is not commercially available at scale, hence, the EPA is considering defining BACT in terms of improvements in energy efficiency as opposed to relying on pollution control equipment.  In addition, federal legislation related to greenhouse gas emissions may be enacted in the future, and efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions, and to create national or state renewable portfolio standards.  A risk exists that such legislation or regulation will increase the cost of energy.  However, WPS believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by WPS will be recoverable in rates.  WPS will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

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

Most notably, there is a provision of HCR that, beginning in 2013, eliminates the tax deduction for employer-paid postretirement prescription drug charges to the extent those charges will be offset by the receipt of a federal Medicare Part D subsidy.  As a result, WPS was required to eliminate a portion of its deferred tax asset related to postretirement benefits.  The total amount of the deferred tax asset that was reduced for the loss of the deduction was $4.5 million, all of which flowed through to income as a component of income tax expense in the first quarter of 2010.  WPS has requested recovery of the effects of this change in law as a component of future rates but, at this time, is not able to predict how much will ultimately be recovered in rates.

Other provisions of HCR include the elimination of certain annual and lifetime maximum benefits, elimination of pre-existing condition restrictions, an excise tax on high-cost health plans, changes to the Medicare Part D prescription drug program, and numerous other changes.  WPS is currently evaluating what other impacts the health care legislation may have on its future results of operations, cash flows or financial position.

Wisconsin Fuel Rules

Assembly Bill (AB) 600 was signed into law by Governor Doyle on May 18, 2010.  AB 600 streamlines the current fuel rule administered by the PSCW, which results in regulatory lag and hampers the ability of the PSCW to respond to rapid changes in fuel costs.  AB 600 provides that the utility will defer any change in approved fuel costs in excess of a percentage set by the PSCW.  Prior to these new rules becoming effective, the PSCW must revise the current administrative code on the fuel rules through a rule making process.  As a result, the effective date of the new rules is uncertain.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Wall Street Reform Act)

The Wall Street Reform Act was signed into law in July 2010.  WPS is currently evaluating the impact that this Act will have on its financial statements.

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

Changes in Internal Control

During the second quarter of 2010, WPS implemented a new version of its existing finance and supply chain Enterprise Resource Planning (ERP) system, upgraded its asset management and tax provision systems, and migrated its project costing tracking from the ERP system to the asset management system, all of which are expected to more fully automate and improve the efficiency of its financial reporting process.  WPS updated its internal controls over financial reporting as necessary to accommodate the modifications to its business processes or accounting procedures caused by the system changes. These system changes were the result of an evaluation of the existing systems, which indicated a need to provide for increased functionality to meet evolving business needs and were not the result of any identified deficiencies in the previous systems.

Other than the matter noted above, there were no changes in the internal control over financial reporting of WPS (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Wisconsin Public Service Corporation

Date: August 4, 2010	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010
Exhibit No.	Description

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

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