Form 10-Q
period 2010-09-30
WISCONSIN PUBLIC SERVICE CORP
filed 2010-11-04
CIK 107833

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Common stock, $4 par value, 23,896,962 shares outstanding at November 1, 2010

______________________________________________________________________________
______________________________________________________________________________

Page
EXHIBIT INDEX	44

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

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

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation

Commonly Used Acronyms

AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATC	American Transmission Company LLC
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
IBS	Integrys Business Support, LLC
IRS	United States Internal Revenue Service
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Michigan Public Service Commission
N/A	Not Applicable
NYMEX	New York Mercantile Exchange
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
WDNR	Wisconsin Department of Natural Resources
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

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
●
The effectiveness of risk management strategies, the use of financial and derivative instruments, and the ability to recover costs from customers in rates associated with the use of those strategies and financial and derivative instruments;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions)	2010	2009	2010	2009

Operating revenues
Electric	$345.2	$313.7	$944.1	$900.9
Natural gas	42.9	37.5	256.0	286.1
Total operating revenues	388.1	351.2	1,200.1	1,187.0

Electric production fuels	62.3	45.8	172.9	134.0
Purchased power	78.2	86.4	219.1	257.1
Natural gas purchased for resale	23.8	18.8	148.0	177.1
Operating and maintenance expense	115.0	99.4	334.2	306.5
Depreciation and amortization expense	26.6	26.6	83.9	79.7
Taxes other than income taxes	11.5	12.1	35.0	36.7
Operating income	70.7	62.1	207.0	195.9

Miscellaneous income	3.0	4.5	10.3	13.7
Interest expense	(13.4)	(13.8)	(40.5)	(40.3)
Other expense	(10.4)	(9.3)	(30.2)	(26.6)

Income before taxes	60.3	52.8	176.8	169.3
Provision for income taxes	20.1	18.5	63.8	59.4
Net income	40.2	34.3	113.0	109.9

Preferred stock dividend requirements	0.7	0.7	2.3	2.3
Net income attributed to common shareholder	$39.5	$33.6	$110.7	$107.6

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30	December 31
(Millions)	2010	2009

Assets
Cash and cash equivalents	$107.1	$6.0
Accounts receivable and accrued unbilled revenues, net of reserves of $4.8 and $5.0, respectively	154.6	203.6
Receivables from related parties	5.8	8.1
Inventories	78.4	70.1
Assets from risk management activities	4.8	5.0
Regulatory assets	28.5	40.5
Materials and supplies, at average cost	24.4	24.8
Prepaid federal income tax	24.8	30.6
Prepaid gross receipts tax	28.6	39.0
Other current assets	12.2	12.9
Current assets	469.2	440.6

Property, plant, and equipment, net of accumulated depreciation of $1,244.0 and $1,182.0, respectively	2,354.5	2,379.8
Regulatory assets	377.7	362.0
Receivables from related parties	10.1	10.5
Goodwill	36.4	36.4
Other long-term assets	80.9	82.0
Total assets	$3,328.8	$3,311.3

Liabilities and Shareholders' Equity
Short-term debt	$10.0	$17.0
Current portion long-term debt	150.0	-
Accounts payable	88.8	109.0
Payables to related parties	19.7	26.5
Liabilities from risk management activities	4.6	2.5
Regulatory liabilities	19.9	44.4
Customer credit balances	16.4	28.2
Acrrued taxes	8.0	3.2
Accrued interest	15.0	8.0
Other current liabilities	27.8	33.9
Current liabilities	360.2	272.7

Long-term debt to parent	8.8	9.3
Long-term debt	721.1	870.9
Deferred income taxes	343.8	294.2
Deferred investment tax credits	9.3	9.8
Regulatory liabilities	248.4	234.2
Environmental remediation liabilities	74.8	75.3
Pension and other postretirement benefit obligations	253.9	258.6
Payables to related parties	8.3	9.0
Other long-term liabilities	98.2	98.1
Long-term liabilities	1,766.6	1,859.4

Commitments and contingencies

Preferred stock - $100 par value; 1,000,000 shares authorized; 511,882 shares issued and outstanding	51.2	51.2
Common stock - $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid-in capital	626.5	640.2
Retained earnings	428.7	392.2
Total liabilities and shareholder's equity	$3,328.8	$3,311.3

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)		September 30	December 31
(Millions, except share amounts)		2010	2009

Common stock equity
Common stock - $4 par value; 32,000,000 shares authorized;
23,896,962 shares outstanding		$95.6	$95.6
Additional paid-in capital		626.5	640.2
Retained earnings		428.7	392.2
Total common stock equity		1,150.8	1,128.0

Preferred stock
Cumulative; $100 par value; 1,000,000 shares authorized
with no mandatory redemption -

Series	Shares Outstanding
5.00%	131,916	13.2	13.2
5.04%	29,983	3.0	3.0
5.08%	49,983	5.0	5.0
6.76%	150,000	15.0	15.0
6.88%	150,000	15.0	15.0
Total preferred stock		51.2	51.2

Long-term debt to parent
Series	Year Due
8.76%	2015	3.5	3.8
7.35%	2016	5.3	5.5
Total long-term debt to parent		8.8	9.3

Long-term debt
First Mortgage Bonds
Series	Year Due
7.125%	2023	0.1	0.1
Senior Notes
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
3.95%	2013	22.0	22.0
4.80%	2013	125.0	125.0
6.375%	2015	125.0	125.0
5.65%	2017	125.0	125.0
6.08%	2028	50.0	50.0
5.55%	2036	125.0	125.0
Total First Mortgage Bonds and Senior Notes		872.1	872.1
Unamortized discount on long-term debt, net		(1.0)	(1.2)
Total		871.1	870.9
Current portion		(150.0)	-
Total long-term debt		721.1	870.9
Total capitalization		$1,931.9	$2,059.4

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(Millions)	2010	2009

Operating Activities
Net income	$113.0	$109.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	83.9	79.7
Recoveries and refunds of regulatory assets and liabilities	7.9	8.8
Deferred income taxes and investment tax credit	43.2	71.7
Bad debt expense	4.7	7.8
Pension and other postretirement expense	18.2	9.3
Pension and other postretirement contributions	(17.3)	(1.2)
Equity income, net of dividends	(0.6)	(1.3)
Other	(4.7)	(20.4)
Changes in working capital
Collateral on deposit	(3.6)	8.6
Accounts receivable and accrued unbilled revenue	46.8	110.3
Inventories	(6.6)	34.0
Prepaid federal income taxes	5.8	(3.2)
Other current assets	11.8	7.4
Accounts payable	(18.7)	(28.0)
Other current liabilities	(23.6)	28.6
Net cash provided by operating activities	260.2	422.0

Investing Activities
Capital expenditures	(65.8)	(210.4)
Proceeds from sale of property, plant, and equipment	2.5	2.3
Other	2.9	1.8
Net cash used for investing activities	(60.4)	(206.3)

Financing Activities
Short-term debt, net	(7.0)	(50.0)
Payments of long-term debt	(0.5)	(0.4)
Dividends to parent	(74.7)	(72.5)
Return of capital to parent	(15.0)	(55.0)
Preferred stock dividends	(2.3)	(2.3)
Other	0.8	0.2
Net cash used for financing activities	(98.7)	(180.0)
Net change in cash and cash equivalents	101.1	35.7
Cash and cash equivalents at beginning of period	6.0	9.0
Cash and cash equivalents at end of period	$107.1	$44.7

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2010

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

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the WPS Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30
(Millions)	2010	2009
Cash paid for interest	$29.8	$30.0
Cash paid (received) for income taxes	9.7	(9.9)

Construction costs funded through accounts payable and treated as non-cash investing activities totaled $4.2 million and $17.6 million at September 30, 2010, and 2009, respectively.

NOTE 3--RISK MANAGEMENT ACTIVITIES

WPS uses derivative instruments to manage commodity costs.  None of these derivatives are designated as hedges for accounting purposes.  The derivatives include financial contracts (NYMEX futures and options), and financial transmission rights used by the electric utility segment to manage electric transmission congestion costs.  The NYMEX futures and options are used by both the electric and natural gas utility segments to mitigate the risks associated with the market price volatility of natural gas costs and the costs of gasoline and diesel fuel used by WPS's utility vehicles.

WPS identified additional classes of risk management assets and liabilities as a result of the implementation of FASB ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements."  As required, this ASU was only applied for disclosures beginning in the quarter ended March 31, 2010, and, therefore, prior periods do not reflect the expanded disclosure requirements.

The following tables show WPS's assets and liabilities from risk management activities.

	Balance Sheet	September 30, 2010
(Millions)	Presentation *	Assets	Liabilities
Financial transmission rights	Current	$4.5	$0.6
Natural gas contracts	Current	0.2	4.0
Petroleum product contracts	Current	0.1	-
Total commodity contracts	Current	$4.8	$4.6

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

The tables below show the unrealized gains (losses) recorded related to derivatives at WPS.

(Millions)	Financial Statement Presentation	Three Months Ended September 30 2010	Nine Months Ended September 30 2010
Financial transmission rights	Balance Sheet – Regulatory assets (current)	$1.0	$0.6
Financial transmission rights	Balance Sheet – Regulatory liabilities (current)	(3.1)	(0.3)
Natural gas contracts	Balance Sheet – Regulatory assets (current)	(3.1)	(3.2)
Natural gas contracts	Balance Sheet – Regulatory assets (long-term)	0.1	-
Natural gas contracts	Balance Sheet – Regulatory liabilities (current)	-	(0.1)
Natural gas contracts	Income Statement – Natural gas purchased for resale	(0.2)	(0.1)
Petroleum product contracts	Income Statement – Operating and maintenance expense	-	(0.1)

(Millions)	Financial Statement Presentation	Three Months Ended September 30 2009	Nine Months Ended September 30 2009
Commodity contracts	Balance Sheet – Regulatory assets (current)	$8.4	$6.7
Commodity contracts	Balance Sheet – Regulatory assets (long-term)	0.2	0.1
Commodity contracts	Balance Sheet – Regulatory liabilities (current)	(4.9)	2.7
Commodity contracts	Income Statement – Natural gas purchased for resale	0.1	0.3

WPS had the following notional volumes of outstanding derivative contracts:

	September 30, 2010		December 31, 2009
Commodity	Purchases	Other Transactions	Purchases	Other Transactions
Natural gas (millions of therms)	95.1	N/A	54.6	N/A
Financial transmission rights(millions of kilowatt-hours)	N/A	9,032.5	N/A	4,306.0
Petroleum products (barrels)	18,527.0	N/A	15,144.0	N/A

The following table shows WPS's cash collateral positions:

(Millions)	September 30, 2010	December 31, 2009
Cash collateral provided to others	$5.0	$1.9

NOTE 4--RESTRUCTURING EXPENSE

In an effort to permanently remove costs from its operations, Integrys Energy Group developed a plan at the end of 2009 that included a reduction in the workforce supporting WPS as well as Integrys Energy Group’s other subsidiaries.  The following table summarizes the activity related to restructuring costs incurred in connection with this plan:

(Millions)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Accrued restructuring costs at beginning of period	$1.1	$10.7
Add: Adjustments to accrual during the period	(0.3)	0.1	*
Deduct: Cash payments	0.5	7.1
Deduct: Payments to IBS for allocated restructuring costs	(0.1)	3.3
Accrued restructuring costs at end of period	$0.4	$0.4

*
$0.3 million of these restructuring costs were billed to certain companies in accordance with provisions in the operating agreements with these companies that allow WPS to recover a portion of its administrative and general expenses.

NOTE 5--SHORT-TERM DEBT AND LINES OF CREDIT

WPS's outstanding short-term borrowings consisted of sales of commercial paper and short-term notes.

(Millions, except percentages)	September 30, 2010	December 31, 2009
Commercial paper outstanding	-	$7.0
Average discount rate on outstanding commercial paper	-	0.22%
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on outstanding short-term notes payable	0.21%	0.18%

The table below presents WPS's average amount of short-term borrowings outstanding based on daily outstanding balances during the nine months ended September 30:

(Millions)	2010	2009
Average amount of commercial paper outstanding	$0.1	$4.2
Average amount of short-term notes payable outstanding	10.0	10.0

WPS manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to WPS's short-term debt, lines of credit, and remaining available capacity:

(Millions)	Maturity	September 30, 2010	December 31, 2009
Revolving credit facility (1)	04/23/13	$115.0	$-
Revolving credit facility (2)	06/02/10	-	115.0
Revolving short-term notes payable	11/13/10	10.0	10.0

Total short-term credit capacity		125.0	125.0

Less:
Letters of credit issued inside credit facilities		0.2	3.2
Loans outstanding under credit agreements and notes payable		10.0	10.0
Commercial paper outstanding		-	7.0

Available capacity under existing agreements		$114.8	$104.8

(1)	In April 2010, WPS entered into a new revolving credit agreement to provide support for its commercial paper borrowing program.

(2)	This facility was replaced with a new revolving credit agreement in April 2010. Upon entering into the new agreement, the maturing facility was terminated.

At September 30, 2010, WPS was in compliance with all financial covenants related to outstanding short-term debt.  WPS's revolving credit agreement contains financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreement.

NOTE 6--ASSET RETIREMENT OBLIGATIONS

The following table shows changes to the asset retirement obligations of WPS through September 30, 2010.  All asset retirement obligations are recorded as other long-term liabilities on the Condensed Consolidated Balance Sheets.

(Millions)
Asset retirement obligations at December 31, 2009	$17.8
Accretion	0.8
Asset retirement obligations at September 30, 2010	$18.6

NOTE 7--INCOME TAXES

WPS's effective tax rate for the three and nine months ended September 30, 2010, was 33.3% and 36.1%, respectively.  The effective tax rate for the three and nine months ended September 30, 2009, was 35.0% and 35.1%, respectively.

WPS calculates its provision for income taxes based on an interim effective tax rate that reflects its projected annual effective tax rate before certain discrete items.

The effective tax rate for the three months ended September 30, 2010, was lower than the federal tax rate of 35%, primarily due to wind production tax credits, partially offset by state income taxes.

The effective tax rate for the nine months ended September 30, 2010, was higher than the federal tax rate of 35%, primarily due to the elimination of the deductibility of prescription drug payments to retirees, to the extent those payments will be offset by the receipt of the Medicare Part D subsidy, as mandated in the federal Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 (HCR).  As a result of the legislation, WPS expensed $4.5 million of deferred income tax benefits during the first quarter of 2010, which were previously recognized as a reduction in provision for income taxes.  Also contributing to the higher effective tax rate in 2010 as compared with the federal tax rate of 35% was the impact of state income taxes.  These increases were partially offset by wind production tax credits.

For the three months ended September 30, 2010, there was no significant change in WPS’s liability for unrecognized tax benefits.  For the nine months ended September 30, 2010, WPS’s liability for unrecognized tax benefits decreased $3.8 million, a result of favorable IRS examination activity.

NOTE 8--COMMITMENTS AND CONTINGENCIES

General

Amounts ultimately paid as penalties, or eventually determined to be paid in lieu of penalties, may not be deductible for income tax purposes.

Commodity Purchase Obligations and Purchase Order Commitments

WPS routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  WPS has obligations to distribute and sell electricity and natural gas to their customers and expects to recover costs related to these obligations in future customer rates.

The obligations described below were as of September 30, 2010.

●
WPS's electric utility segment had obligations of $191.8 million related to coal supply and transportation that extend through 2016, obligations of $1,074.4 million for either capacity or energy related to purchased power that extend through 2028, and obligations of $9.8 million for other commodities that extend through 2013.

●	WPS's natural gas utility segment has obligations of $399.5 million related to natural gas supply and transportation contracts that extend through 2024.
●	WPS also has commitments of $175.2 million in the form of purchase orders issued to various vendors that relate to normal business operations, including construction projects.

Environmental

Clean Air Act New Source Review Issues

Weston and Pulliam Plants:
On November 18, 2009, the EPA issued a Notice of Violation (NOV) to WPS alleging violations of the New Source Review requirements of the Clean Air Act (CAA).  Specifically, the allegations relate to requirements for certain projects undertaken at Pulliam and Weston from 1994 to 2009.  WPS has evaluated the NOV and has met with the EPA on several occasions and exchanged proposals related to a possible resolution.  WPS continues to review the allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

On May 20, 2010, WPS received from the Sierra Club a Notice of Intent (NOI) to file a civil lawsuit based on allegations and violations of the CAA at the Weston and Pulliam generation stations.  WPS has entered into a Standstill Agreement with the Sierra Club and has had discussions with the Sierra Club in conjunction with the EPA related to possible resolution.  However, WPS is currently unable to predict the impact on its condensed consolidated financial statements.

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

WP&L, on behalf of itself and the joint owners, sent a Notice of Deficiency to the Sierra Club regarding the NOI.  In response, the Sierra Club filed a Supplemental NOI on December 14, 2009, purporting to correct the deficiencies.  The parties exchanged initial proposals regarding resolution.  On September 9, 2010, the Sierra Club filed suit against WP&L in the Federal Court for the Western District of Wisconsin related to one project identified in the NOI for the Columbia plant.  WPS is reviewing the allegations in the lawsuit but is currently unable to predict the impact on its condensed consolidated financial statements.

Edgewater Plant:
On December 11, 2009, WPS, along with its co-owners, received from the Sierra Club a copy of an NOI to file a civil lawsuit against the EPA based on the EPA's failure to take actions against the co-owners and operator of the Edgewater generation station based upon allegations of failure to comply with the CAA.  Specifically, the allegations suggest that PSD permits that imposed BACT limits on emissions from the facilities should have been obtained for Edgewater.  Edgewater is jointly owned by WP&L (Units 3, 4, and 5), Wisconsin Electric (Unit 5), and WPS (Unit 4) and operated by WP&L.  The parties are in the process of analyzing the Sierra Club's actions.  WPS is currently unable to predict the impact on its condensed consolidated financial statements.

On December 21, 2009, WPS, along with its co-owners, received from the Sierra Club an NOI to file a civil lawsuit based on allegations that major modifications were made at the Edgewater generation station without complying with the PSD and Title V Operating Permit requirements of the CAA.  Specifically, the allegations suggest that PSD permits that imposed BACT limits on emissions from the facilities should have been obtained for Edgewater.  The parties are in the process of analyzing the allegations and have had discussions with the Sierra Club.  In September 2010, the Sierra Club filed suit against WP&L regarding Edgewater.  WPS is currently unable to predict the impact on its condensed consolidated financial statements.

Columbia and Edgewater Plants:
On December 14, 2009, the EPA issued an NOV to WP&L relative to its Nelson Dewey Plant and to WP&L and the other joint owners of the Columbia and Edgewater generation stations alleging violations of New Source Review requirements of the CAA for certain projects undertaken at those plants.  WP&L is the operator of these plants and, along with the joint owners, has met with the EPA and exchanged proposals related to a possible resolution.  WPS is currently unable to predict the impact on its condensed consolidated financial statements.

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

If it were ultimately determined in the actions identified above that historic projects at WPS's Pulliam and Weston plants required either a state or federal CAA permit, WPS may, under the applicable statutes, be required, in order to resolve any such claim, to:

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

On April 27, 2007, the Sierra Club filed a second petition requesting a contested case hearing regarding the March 28, 2007 permit language, which was granted by the WDNR.  Both parties subsequently moved for summary judgment.  In a decision issued on November 8, 2007, the administrative law judge granted WPS's motion for summary judgment in that proceeding, upholding the March 28, 2007 permit language.  The Sierra Club filed petitions with the Dane County Circuit Court on April 27, 2007, and November 14, 2007, for judicial review of the Weston 4 air permit and the underlying proceedings before the administrative law judge.  These two judicial review proceedings were consolidated by the court.  On February 12, 2009, the court upheld the administrative law judge's final order, which affirmed the WDNR's actions.  The Sierra Club appealed this decision.  On May 13, 2010, the Wisconsin Court of Appeals issued a ruling affirming that the WDNR’s decisions on BACT, sulfur dioxide, and nitrogen oxide were reasonable.  One issue, visible emissions, was sent back to the WDNR for further proceedings.  The WDNR and WPS filed a Motion for Clarification on the issue of further proceedings on the visibility issue.  The Court of Appeals withdrew its May 13, 2010 decision, and on June 24, 2010, it reaffirmed its decision on all other matters but clarified the visibility issue and directed the WDNR to reopen the permit and establish specific visibility limits.  In July 2010, the WDNR, WPS, and the Sierra Club filed Petitions for Review with the Wisconsin Supreme Court.  WPS and the WDNR objected to the Sierra Club’s Petition.  To date, no action has been taken by the Supreme Court.  WPS is currently unsure how the Supreme Court will respond.

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

Pulliam Air Permit

The renewal of the Title V air permit for the Pulliam generating station was issued by the WDNR on April 30, 2009.  On June 28, 2010, the EPA issued an order granting the Sierra Club’s petition to object to the Title V permit.  The order directs the WDNR to respond to the comments raised by the Sierra Club in its Petition (filed June 25, 2009).  WPS has been working with the WDNR to address the order.

On October 22, 2010, WPS received from the Sierra Club a copy of an NOI to file a civil lawsuit against the EPA based on what the Sierra Club alleges to be the EPA's unreasonable delay in performing its duties related to the grant or denial of the Pulliam Title V permit.  Integrys Energy Group is reviewing all these allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

Columbia Air Permit

The renewal of the Title V air permit for the Columbia generation station, jointly owned by WP&L, MG&E, and WPS and operated by WP&L, was issued by the WDNR on September 2, 2008.  On October 8, 2009, the EPA issued an order objecting to the Title V air permit.  The order responds to a petition filed by the Sierra Club and determined that a project in 2006 to replace the economizer, final superheater, and related components on Unit 1 should have been permitted as a "major modification."  The order directed the WDNR to resolve the EPA's objections within 90 days and "terminate, modify, or revoke and reissue" the Title V permit accordingly.  On September 22, 2010, the WDNR issued a draft permit.  The parties are evaluating all options, including a challenge to the permit.

On July 14, 2010, WPS, along with its co-owners, received from the Sierra Club a copy of an NOI to file a civil lawsuit against the EPA based on what the Sierra Club alleges to be the EPA's unreasonable delay in performing its duties related to the granting or denial of the Title V permit.  Specifically, they allege that the EPA has failed to take actions against the WDNR for its failure to take action regarding the Title V permit as ordered by the EPA.  WPS is reviewing all these allegations but is currently unable to predict the impact on its condensed consolidated financial statements.

Mercury and Interstate Air Quality Rules

Mercury

The State of Wisconsin's mercury rule, Chapter NR 446, requires a 40% reduction from the 2002 through 2004 baseline mercury emissions in Phase I, beginning January 1, 2010, through the end of 2014.  In Phase II, which begins in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90%.  Reductions can be phased in and the 90% target can be delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined by the BACT rule.  As of September 30, 2010, WPS estimates capital costs of approximately $20 million for Phase I and Phase II, which includes estimates for both wholly owned and jointly owned plants, to achieve the required reductions.  The capital costs are expected to be recovered in future rate cases.  Because of the vacatur of the federal mercury control and monitoring rule in February 2008, the EPA is reviewing options for a new rulemaking to address hazardous air pollutants, including mercury, and is expected to issue a draft rule in 2011.

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

Due to the reinstatement of CAIR units affected by the Best Available Retrofit Technology (BART) rule are considered in compliance with BART for sulfur dioxide and nitrogen oxide emissions.  Although particulate emissions also contribute to visibility impairment, the WDNR’s modeling has shown the impairment to be so insignificant that additional capital expenditures on controls are not warranted.

For planning purposes, it is still assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units.  The installation of any controls will need to be scheduled as part of WPS's long-term maintenance plan for its existing units.  As such, controls may need to be installed before 2015. On a preliminary basis, and assuming controls are still required, WPS estimates capital costs of $453 million, which includes estimates for both wholly owned and WPS’s share of jointly owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in future rate cases.

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

WPS is responsible for the environmental impacts at ten manufactured gas plant sites located in Wisconsin and Michigan.  All are former regulated utility sites and are being remediated, with costs charged to existing ratepayers at WPS.  WPS estimated and accrued for $74.8 million of future undiscounted investigation and cleanup costs for all sites as of September 30, 2010.  WPS may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  WPS recorded a regulatory asset of $74.1 million, which is net of insurance recoveries received of $19.4 million, related to the expected recovery of both deferred expenditures and estimated future expenditures as of September 30, 2010.  Under current PSCW policies, WPS may not recover carrying costs associated with the cleanup expenditures.

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

The EPA will begin regulating greenhouse gas emissions under the Clean Air Act in 2011, unless there is a successful legal challenge that stays the rule (several lawsuits have been filed).  At that time, the EPA and the states will apply the BACT requirements associated with the new source review program to new and modified larger greenhouse gas emitters.  Technology to remove and sequester greenhouse gas emissions is not commercially available at scale, hence, the EPA is considering defining BACT in terms of improvements in energy efficiency as opposed to relying on pollution control equipment.  In addition, federal legislation related to greenhouse gas emissions may be enacted in the future, and efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions, and to create national or state renewable portfolio standards.  A risk exists that such legislation or regulation will increase the cost of energy.  However, WPS believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by WPS will be recoverable in rates.  WPS will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

NOTE 9--GUARANTEES

The following table shows outstanding guarantees at WPS:

		Expiration
(Millions)	Total Amounts Committed at September 30, 2010	1 to 2 Years	Over 2 Years
Standby letters of credit (1)	$0.3	$0.3	$-
Other guarantee (2)	0.7	-	0.7
Total guarantees	$1.0	$0.3	$0.7

(1)
At WPS's request, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to WPS.  These amounts are not reflected on the Condensed Consolidated Balance Sheets.

(2)	Issued for workers compensation coverage in Michigan. This amount is not reflected on the Condensed Consolidated Balance Sheets.

NOTE 10--EMPLOYEE BENEFIT PLANS

The following table shows the components of WPS's net periodic benefit cost:

	Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30		September 30		September 30		September 30
(Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$2.8	$2.6	$8.6	$7.7	$1.4	$1.5	$4.3	$4.3
Interest cost	9.2	9.5	27.5	28.5	3.6	3.5	10.6	10.6
Expected return on plan assets	(9.9)	(9.8)	(29.7)	(29.5)	(3.5)	(3.5)	(10.6)	(10.5)
Amortization of transition obligation	-	-	-	-	0.1	0.1	0.2	0.2
Amortization of prior service cost (credit)	1.2	1.1	3.6	3.4	(0.9)	(0.9)	(2.7)	(2.7)
Amortization of net actuarial loss	1.0	0.2	3.1	0.8	0.3	-	0.9	0.1
Regulatory deferral *	1.2	(0.8)	3.4	(2.4)	(0.4)	(0.4)	(1.0)	(1.2)
Net periodic benefit cost	$5.5	$2.8	$16.5	$8.5	$0.6	$0.3	$1.7	$0.8

*
The PSCW authorized WPS to recover its net increased 2009 pension costs and to refund its net decreased 2009 other postretirement benefit costs as part of the limited rate case re-opener for 2010.  Amortization and recovery/refund of these costs will be completed by December 31, 2010.

WPS records transition obligations, prior service costs (credits), and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost as net regulatory assets.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the nine months ended September 30, 2010, $17.2 million of contributions were made to the pension plans, and contributions made to the other postretirement benefit plans were not significant.  WPS expects to contribute an additional $65.8 million to its pension plans and $10.6 million to its other postretirement benefit plans during the remainder of 2010.

NOTE 11--STOCK-BASED COMPENSATION

WPS employees may be granted awards under Integrys Energy Group's stock-based compensation plans.  In May 2010, Integrys Energy Group's shareholders approved the 2010 Omnibus Incentive Compensation Plan (2010 Omnibus Plan).  Under the provisions of the 2010 Omnibus Plan, the number of shares of stock that may be issued in satisfaction of plan awards may not exceed 3,000,000, and no more than 900,000 shares of stock can be granted as performance shares or restricted stock.  No additional awards will be issued under prior plans, although the plans continue to exist for purposes of the existing outstanding stock-based compensation.  At September 30, 2010, stock options, performance stock rights, restricted shares and restricted share units, and stock appreciation rights were outstanding under the various plans.  Compensation cost associated with these awards is allocated to WPS based on the percentages used for allocation of the award recipients' labor costs.

Performance stock rights, restricted shares, and restricted share units were accounted for as equity awards through June 30, 2010; however, in the third quarter of 2010, Integrys Energy Group determined that these awards should have been accounted for as liability awards due to certain changes to the deferred compensation plan approved by Integrys Energy Group's Board of Directors in the fourth quarter of 2007.  In the third quarter of 2010, consistent with the guidance in the Stock Compensation Topic of the FASB ASC, Integrys Energy Group began accounting for performance stock rights, restricted shares, and restricted share units as liability awards, which are required to be recorded at fair value each reporting period.  The cumulative effect of this change for WPS related to periods prior to the third quarter of 2010 was a decrease in net income attributed to common shareholder of $0.9 million.  Management determined that this amount was not material to prior periods or to the quarter ended September 30, 2010, and recorded the cumulative effect in earnings in the third quarter of 2010.

Compensation cost recognized for stock options was not significant during the three and nine months ended September 30, 2010, and 2009.

Compensation cost recognized for performance stock rights during the three months ended September 30, 2010, was $2.3 million and was not significant during the three months ended September 30, 2009.  Compensation cost recorded for performance stock rights during the nine months ended September 30, 2010, and 2009, was $3.3 million and $1.2 million, respectively.

Compensation cost recognized for restricted share and restricted share unit awards during the three months ended September 30, 2010, was $2.1 million and was not significant during the three months ended September 30, 2009.  Compensation cost recognized for these awards during the nine months ended September 30, 2010, and 2009, was $3.2 million and $1.2 million, respectively.

NOTE 12--VARIABLE INTEREST ENTITIES

Effective January 1, 2010, WPS implemented SFAS No. 167, "Amendments to FASB Interpretation No. 46 (R)" (now incorporated as part of the Consolidation Topic of the FASB ASC).  WPS has a variable interest in an entity through a power purchase agreement relating to the cost of fuel.  This  agreement contains a tolling arrangement in which WPS supplies the scheduled fuel and purchases capacity and energy from the facility.  This contract expires in 2016.  As of September 30, 2010 and December 31, 2009, WPS had approximately 500 megawatts of capacity available under this agreement.

WPS evaluated this variable interest entity for possible consolidation.  In this case, WPS has considered which interest holder has the power to direct the activities that most significantly impact the economics of the variable interest entity; this interest holder is considered the primary beneficiary of the entity and is required to consolidate the entity.  For a variety of reasons, including qualitative factors such as the length of the remaining term of the contracts compared with the remaining lives of the plants and the fact that WPS does not have the power to direct the operations and maintenance of the facilities.  WPS determined it is not the primary beneficiary of this variable interest entity.

At September 30, 2010, the assets and liabilities on the Condensed Consolidated Balance Sheets that related to the involvement with this variable interest entity pertained to working capital accounts and represented the amounts owed by WPS for current deliveries of power.  WPS has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with this contract.  There is no significant potential exposure to loss as a result of its involvement with the variable interest entity.

NOTE 13--FAIR VALUE

Fair Value Measurements

WPS identified additional classes of risk management assets and liabilities as a result of the implementation of FASB ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements."  As required, this ASU was only applied for the disclosures beginning in the quarter ended March 31, 2010, and, therefore, prior periods do not reflect the expanded disclosure requirements.

The following tables show WPS's assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	September 30, 2010
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets
Financial transmission rights	$-	$-	$4.5	$4.5
Natural gas contracts	0.2	-	-	0.2
Petroleum products contracts	0.1	-	-	0.1
Total	$0.3	$-	$4.5	$4.8

Risk management liabilities
Financial transmission rights	$-	$-	$0.6	$0.6
Natural gas contracts	4.0	-	-	4.0
Total	$4.0	$-	$0.6	$4.6

	December 31, 2009
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets	$0.7	$-	$4.3	$5.0
Risk management liabilities	$1.3	$-	$1.2	$2.5

WPS determined the fair values above using a market based approach that incorporated observable market inputs where available, and internally developed inputs where observable market data was not readily available.  For the unobservable inputs, consideration was given to the assumptions that market participants would use in valuing the asset or liability.  These factors include not only the credit standing of the counterparties involved, but also the impact of WPS's nonperformance risk on its liabilities.

The risk management assets and liabilities listed in the tables include NYMEX futures and options, as well as financial contracts used to manage transmission congestion costs in the MISO market.  NYMEX contracts are valued using the NYMEX end-of-day settlement price, which is a Level 1 input.  The valuation for financial transmission rights is derived from historical data from MISO, which is considered a Level 3 input.  For more information on WPS's derivative instruments, see Note 3, "Risk Management Activities."  There were no transfers between the levels of the fair value hierarchy during the three and nine months ended September 30, 2010.

The following table sets forth a reconciliation of changes in the fair value of financial transmission rights, which are categorized as Level 3 measurements:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2010	2009	2010	2009
Balance at the beginning of period	$6.2	$8.4	$3.1	$2.7
Net realized gain (loss) included in earnings	0.5	(0.1)	3.7	(1.9)
Net unrealized gain (loss) recorded as regulatory assets or liabilities	(2.1)	(2.1)	0.3	4.1
Net purchases and settlements	(0.7)	(0.6)	(3.2)	0.7
Balance at the end of period	$3.9	$5.6	$3.9	$5.6

Unrealized gains and losses on financial transmission rights are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings.  Realized gains and losses on financial transmission rights, as well as the related transmission congestion costs, are recorded in purchased power on the Condensed Consolidated Statements of Income.

Fair Value of Financial Instruments

The following table shows the financial instruments included on WPS's Condensed Consolidated Balance Sheets that are not recorded at fair value.

	September 30, 2010		December 31, 2009
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$871.1	$957.1	$870.9	$909.9
Preferred stock	51.2	49.7	51.2	44.4

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

NOTE 14--MISCELLANEOUS INCOME

WPS's total miscellaneous income was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2010	2009	2010	2009
Equity earnings on investments	$2.5	$2.7	$8.1	$8.4
Key executive life insurance	0.1	-	1.5	1.2
Equity portion of AFUDC	0.1	1.6	0.5	4.0
Other	0.3	0.2	0.2	0.1
Total miscellaneous income	$3.0	$4.5	$10.3	$13.7

NOTE 15--REGULATORY ENVIRONMENT

Wisconsin

2011 Rate Case

On April 1, 2010, WPS filed an application with the PSCW to increase retail electric and natural gas rates $64.2 million (6.9%) and $5.0 million (1.2%), respectively, with rates effective January 1, 2011.  The filing includes a request for an 11.25% return on common equity and a common equity ratio of 53.62% in WPS’s regulatory capital structure.  The proposed retail electric and natural gas rate increases for 2011 are being driven by decreased sales due primarily to the ongoing economic recession and increased energy efficiency efforts by customers, the amortization in 2011 of the 2009 deferred amounts under WPS’s electric Revenue Stabilization Mechanism, and increased payments to the Wisconsin Focus on Energy program.  The PSCW staff has recommended a retail electric rate increase of $23.7 million and a retail natural gas rate decrease of $8.0 million, including uncontested adjustments to the staff audit  A driver for the reduction from WPS's requested retail electric rate increase is that natural gas prices have fallen from the level when the initial filing was made, which impacted projected purchased power costs.  A final order is expected in the fourth quarter of 2010.

2010 Rates

On December 22, 2009, the PSCW issued a final written order for WPS authorizing an electric rate increase of $18.2 million, offset by an $18.2 million refund of 2009 and 2008 fuel cost over-collections, and a retail natural gas rate increase of $13.5 million, effective January 1, 2010.  Based on an order issued on April 1, 2010, the remaining $10.0 million of the total 2008 and 2009 fuel cost over-collections, plus interest of $1.3 million, were refunded to customers in April and May 2010.

The PSCW issued another rate order on April 1, 2010, making fuel cost over-collections for 2010 subject to refund as of that date.  As of September 30, 2010, the balance of the 2010 fuel cost over-collections to be refunded to customers in 2011 was $9.4 million, which was recorded as a short-term regulatory liability. Fuel cost over/under-recovery impacts for 2008, 2009, and 2010 related to the Weston 4 power plant exfoliation issue remain open and will be addressed as part of the current 2011 rate case.

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

NOTE 16--SEGMENTS OF BUSINESS

At September 30, 2010, WPS reported three segments.  WPS manages its reportable segments separately due to their different operating and regulatory environments.  Its principal business segments are the regulated electric utility operations and the regulated natural gas utility operations.  The other segment includes nonutility activities, including equity earnings from WPS's investments in WRPC and WPS Investments, LLC, which holds an interest in ATC.

The table below presents information for the respective periods pertaining to WPS's reportable segments:

	Regulated Utilities
(Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated

Three Months Ended September 30, 2010
Operating revenues	$345.2	$42.9	$388.1	$0.4	$(0.4)	$388.1
Depreciation and amortization expense	21.2	5.4	26.6	0.1	(0.1)	26.6
Miscellaneous income	0.2	-	0.2	2.8	-	3.0
Interest expense	9.9	2.6	12.5	0.9	-	13.4
Provision (benefit) for income taxes	23.6	(4.6)	19.0	1.1	-	20.1
Preferred stock dividend requirements	0.5	0.2	0.7	-	-	0.7
Net income (loss) attributed to common shareholder	44.2	(5.8)	38.4	1.1	-	39.5

Three Months Ended September 30, 2009
Operating revenues	$313.6	$37.5	$351.1	$0.5	$(0.4)	$351.2
Depreciation and amortization expense	20.9	5.7	26.6	0.1	(0.1)	26.6
Miscellaneous income	1.7	0.1	1.8	2.8	(0.1)	4.5
Interest expense	9.4	2.7	12.1	1.7	-	13.8
Provision (benefit) for income taxes	21.3	(3.3)	18.0	0.6	(0.1)	18.5
Preferred stock dividend requirements	0.5	0.2	0.7	-	-	0.7
Net income (loss) attributed to common shareholder	38.2	(5.2)	33.0	0.6	-	33.6

	Regulated Utilities
(Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated

Nine Months Ended September 30, 2010
Operating revenues	$944.1	$256.0	$1,200.1	$1.1	$(1.1)	$1,200.1
Depreciation and amortization expense	67.0	16.9	83.9	0.4	(0.4)	83.9
Miscellaneous income	0.5	0.1	0.6	9.7	-	10.3
Interest expense	29.9	7.9	37.8	2.7	-	40.5
Provision for income taxes	52.1	8.4	60.5	3.3	-	63.8
Preferred stock dividend requirements	1.8	0.5	2.3	-	-	2.3
Net income attributed to common shareholder	93.7	12.9	106.6	4.1	-	110.7

Nine Months Ended September 30, 2009
Operating revenues	$900.9	$286.1	$1,187.0	$1.1	$(1.1)	$1,187.0
Depreciation and amortization expense	62.8	16.9	79.7	0.4	(0.4)	79.7
Miscellaneous income	3.7	0.6	4.3	9.5	(0.1)	13.7
Interest expense	28.9	8.0	36.9	3.4	-	40.3
Provision (benefit) for income taxes	47.3	10.9	58.2	1.3	(0.1)	59.4
Preferred stock dividend requirements	1.8	0.5	2.3	-	-	2.3
Net income attributed to common shareholder	85.8	16.8	102.6	5.0	-	107.6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

	Three Months Ended		Change in	Nine Months Ended		Change in
	September 30		2010 Over	September 30		2010 Over
(Millions)	2010	2009	2009	2010	2009	2009
Electric utility operations	$44.2	$38.2	15.7%	$93.7	$85.8	9.2%
Natural gas utility operations	(5.8)	(5.2)	11.5%	12.9	16.8	(23.2)%
Other operations	1.1	0.6	83.3%	4.1	5.0	(18.0)%

Net income attributed to common shareholder	$39.5	$33.6	17.6%	$110.7	$107.6	2.9%

Earnings Summary – Third Quarter 2010 Compared with Third Quarter 2009

WPS recognized net income attributed to common shareholder of $39.5 million for the quarter ended September 30, 2010, compared with $33.6 million for the same quarter in 2009.  Significant factors contributing to the $5.9 million increase in earnings were as follows (and are discussed in more detail thereafter).

•
Net income attributed to common shareholder at the regulated electric utility segment increased $6.0 million, driven by a $14.0 million after-tax increase in margins, primarily related to an increase in sales volumes to residential customers and a retail rate increase, which was necessary, in part, for recovery of higher operating expenses.  The increase in margins was partially offset by a $7.8 million after-tax increase in operating and maintenance expense, primarily related to increases in employee benefit costs, customer assistance expense, and stock-based compensation expense.

•
The net loss attributed to common shareholder at the regulated natural gas utility segment increased $0.6 million.  The increase in net loss was driven by a $1.2 million after-tax decrease in earnings related to lower quarter-over-quarter volumes and a $1.2 million after-tax increase related to higher customer assistance expense.  Partially offsetting the higher net loss was a $1.2 million after-tax increase in earnings from rates implemented in the first quarter of 2010, which were necessary, in part, for recovery of higher operating and maintenance expenses.

Earnings Summary – Nine Months 2010 Compared with Nine Months 2009

WPS recognized net income attributed to common shareholder of $110.7 million for the nine months ended September 30, 2010, compared with $107.6 million for the same period in 2009.  Significant factors contributing to the $3.1 million increase in earnings were as follows (and are discussed in more detail thereafter).

•
Net income attributed to common shareholder at the regulated electric utility segment increased $7.9 million, driven by a $25.4 million after-tax increase in margins, primarily related to lower fuel and purchased power costs incurred during the first nine months of 2010 (as compared with authorized fuel and purchased power cost recovery rates), as well as a retail rate increase, which was necessary, in part, for recovery of higher operating expenses.  The increase in margins was partially offset by a $15.2 million after-tax increase in operating expenses, primarily related to increases in electric transmission expense, customer assistance expense, and employee benefit costs.  In addition, the 2010 federal health care legislation resulted in a $3.5 million non-cash increase to the provision for income taxes at the electric utility segment.

•
Net income attributed to common shareholder at the regulated natural gas utility segment decreased $3.9 million, driven by a $6.6 million after-tax decrease in earnings related to lower period-over-period volumes, net of decoupling, and a $3.5 million after-tax increase in operating and maintenance expense, primarily related to higher customer assistance expense.  A $6.0 million after-tax increase in earnings from rates implemented in the first quarter of 2010 partially offset the net decrease in earnings.  This increase in rates was necessary, in part, for recovery of higher operating and maintenance expenses.

Regulated Electric Utility Segment Operations

	Three Months Ended		Change in	Nine Months Ended		Change in
	September 30		2010 Over	September 30		2010 Over
(Millions, except heating degree days)	2010	2009	2009	2010	2009	2009

Revenues	$345.2	$313.6	10.1%	$944.1	$900.9	4.8%
Fuel and purchased power costs	140.7	132.5	6.2%	392.7	391.8	0.2%
Margins	204.5	181.1	12.9%	551.4	509.1	8.3%

Operating and maintenance expense	95.2	82.2	15.8%	276.6	254.7	8.6%
Depreciation and amortization expense	21.2	20.9	1.4%	67.0	62.8	6.7%
Taxes other than income taxes	10.1	10.3	(1.9)%	30.8	31.5	(2.2)%

Operating income	78.0	67.7	15.2%	177.0	160.1	10.6%

Miscellaneous income	0.2	1.7	(88.2)%	0.5	3.7	(86.5)%
Interest expense	(9.9)	(9.4)	5.3%	(29.9)	(28.9)	3.5%
Other expense	(9.7)	(7.7)	26.0%	(29.4)	(25.2)	16.7%

Income before taxes	$68.3	$60.0	13.8%	$147.6	$134.9	9.4%

Sales in kilowatt-hours
Residential	814.2	703.0	15.8%	2,161.7	2,075.1	4.2%
Commercial and industrial	2,082.1	1,984.1	4.9%	5,965.6	5,687.7	4.9%
Wholesale	1,347.9	1,313.3	2.6%	3,717.5	3,514.7	5.8%
Other	7.3	7.6	(3.9)%	23.8	24.4	(2.5)%
Total sales in kilowatt-hours	4,251.5	4,008.0	6.1%	11,868.6	11,301.9	5.0%

Weather
Heating degree days	227	225	0.9%	4,415	5,261	(16.1)%
Cooling degree days	478	163	193.3%	616	274	124.8%

Third Quarter 2010 Compared with Third Quarter 2009

Revenues

Regulated electric utility segment revenues increased $31.6 million quarter-over-quarter, driven by:

•
An approximate $16 million increase in revenues due to an increase in sales volumes of 15.8% to residential customers and 2.6% to small commercial and industrial customers, primarily related to warmer period-over-period weather during the cooling season as evidenced by the increase in cooling degree days.

•	An approximate $8 million positive impact of a retail electric rate increase, effective January 1, 2010, which was necessary, in part, for recovery of higher operating expenses.

•
An approximate $4 million increase in revenues due to a 7.4% increase in sales volumes to large commercial and industrial customers related to changes in business operations, which WPS attributes mainly to improved economic conditions in its service territory quarter-over-quarter.

Margins

Regulated electric utility segment margins increased $23.4 million quarter-over-quarter, driven by:

•
An approximate $10 million increase in margins due to a 15.8% increase in sales volumes to residential customers, primarily related to warmer quarter-over-quarter weather during the cooling season as evidenced by the increase in cooling degree days.  WPS reached the annual $14.0 million electric decoupling cap in the second quarter of 2010 and 2009 and remained over the cap through the end of the third quarter in both years.  As a result, the decoupling rate design had no impact on quarter-over-quarter margins.

•	An approximate $8 million positive impact of a retail electric rate increase, effective January 1, 2010.

•
An approximate $3 million increase in margins related to fuel and purchased power costs, primarily driven by lower fuel and purchased power costs incurred during the third quarter of 2010 (as compared with authorized fuel and purchased power cost recovery rates).

•
An approximate $2 million increase in margins due to a 7.4% increase in sales volumes to large commercial and industrial customers related to changes in business operations, which WPS attributes mainly to improved economic conditions in its service territory quarter-over-quarter.

Operating Income

Operating income at the regulated electric utility segment increased $10.3 million quarter-over-quarter, driven by the $23.4 million increase in electric margins, partially offset by a $13.0 million increase in operating and maintenance expense.

The increase in operating and maintenance expense was the result of:

•
A $4.4 million increase in employee benefit costs, primarily related to an increase in pension and other postretirement benefit expenses, driven by the amortization of negative investment returns on plan assets from prior years.

•
A $3.3 million increase in customer assistance expense related to payments made to the Focus on Energy program, which helps residents and businesses install cost-effective, energy efficient, and renewable energy products.

•	A $3.1 million increase in stock-based compensation expense. See Note 11, "Stock-Based Compensation," for more information.

•	A $2.9 million increase in electric transmission expense.

•
These increases in regulated electric utility operating expenses were partially offset by a $1.2 million decrease in labor costs, driven by the reduction in workforce and company-wide furloughs implemented as part of previously announced cost management efforts.

Other Expense

Other expense at the regulated electric utility segment increased $2.0 million, driven by a $2.0 million decrease in AFUDC related to the Crane Creek Wind Farm.

Nine Months 2010 Compared with Nine Months 2009

Revenues

Regulated electric utility segment revenues increased $43.2 million period-over-period, driven by:

•
An approximate $14 million increase in revenues primarily due to a 9.1% increase in sales volumes to large commercial and industrial customers related to changes in business operations, which WPS attributes mainly to improved economic conditions in its service territory period-over-period.

•	An approximate $11 million positive impact of a retail electric rate increase, effective January 1, 2010, which was necessary, in part, for recovery of higher operating expenses (as discussed below).

•
An approximate $11 million increase due to a 4.2% increase in sales volumes to residential customers primarily related to warmer period-over-period weather during the cooling season as evidenced by the increase in cooling degree days.

•	An approximate $11 million increase in opportunity sales, made possible by the availability of low-cost energy from Weston 4.

•
These increases in regulated electric utility segment revenues were partially offset by an approximate $10 million decrease in revenues from wholesale customers primarily due to a decrease in fuel costs.  The decrease in fuel costs caused a decrease in per-unit revenues because commodity costs are passed directly through to these customers in rates.

Margins

Regulated electric utility segment margins increased $42.3 million period-over-period, driven by:

•
An approximate $19 million increase in margins related to fuel and purchased power costs, primarily driven by lower fuel and purchased power costs incurred during the first nine months of 2010 (as compared with authorized fuel and purchased power cost recovery rates).

•	An approximate $11 million positive impact of a retail electric rate increase, effective January 1, 2010.

•
An approximate $8 million increase in margins due to a 4.2% increase in sales volumes to residential customers, primarily related to warmer period-over-period weather during the cooling season as evidenced by the increase in cooling degree days.  WPS reached the annual $14.0 million electric decoupling cap in the second quarter of 2010 and 2009 and remained over the cap through the end of the third quarter in both years.

•
An approximate $6 million increase in margins primarily due to a 9.1% increase in sales volumes to large commercial and industrial customers related to changes in business operations, which WPS attributes mainly to improved economic conditions in its service territory period-over-period.

Operating Income

Operating income at the regulated electric utility segment increased $16.9 million period-over-period, driven by the $42.3 million increase in electric margins, partially offset by a $25.4 million increase in operating expenses.

The increase in operating expenses was the result of:

•	A $10.2 million increase in electric transmission expense.

•
A $9.5 million increase in customer assistance expense related to payments made to the Focus on Energy program, which helps residents and businesses install cost-effective, energy efficient, and renewable energy products.

•
An $8.7 million increase in employee benefit costs, primarily related to an increase in pension and other postretirement benefit expenses, driven by the amortization of negative investment returns on plan assets from prior years.

•	A $4.2 million increase in depreciation and amortization expense, primarily related to the Crane Creek Wind Farm being placed in service for accounting purposes in December 2009.

•	A $3.4 million increase in stock-based compensation expense. See Note 11, "Stock-Based Compensation," for more information.

•	These increases in regulated electric utility operating expenses were partially offset by:

-
A $4.8 million decrease in electric maintenance expense, primarily related to a greater number of planned outages at WPS's generation plants during the nine months ended September 30, 2009, compared with the same period in 2010.

	-	A $4.6 million decrease in labor costs, driven by the reduction in workforce and company-wide furloughs implemented as part of previously announced cost management efforts.

Other Expense

Other expense at the regulated electric utility segment increased $4.2 million, driven by a $4.2 million decrease in AFUDC related to the Crane Creek Wind Farm.

Regulated Natural Gas Utility Segment Operations

	Three Months Ended		Change in	Nine Months Ended		Change in
	September 30		2010 Over	September 30		2010 Over
(Millions, except heating degree days)	2010	2009	2009	2010	2009	2009

Revenues	$42.9	$37.5	14.4%	$256.0	$286.1	(10.5)%
Natural gas purchased for resale	23.8	18.8	26.6%	148.0	177.1	(16.4)%
Margins	19.1	18.7	2.1%	108.0	109.0	(0.9)%

Operating and maintenance expense	20.0	17.0	17.6%	57.3	51.4	11.5%
Depreciation and amortization expense	5.4	5.7	(5.3)%	16.9	16.9	-%
Taxes other than income taxes	1.3	1.7	(23.5)%	4.2	5.1	(17.6)%

Operating income (loss)	(7.6)	(5.7)	33.3%	29.6	35.6	(16.9)%

Miscellaneous income	-	0.1	(100.0)%	0.1	0.6	(83.3)%
Interest expense	(2.6)	(2.7)	(3.7)%	(7.9)	(8.0)	(1.3)%
Other expense	(2.6)	(2.6)	-%	(7.8)	(7.4)	5.4%

Income (loss) before taxes	$(10.2)	$(8.3)	22.9%	$21.8	$28.2	(22.7)%

Throughput in therms
Residential	16.7	12.0	39.2%	144.4	165.7	(12.9)%
Commercial and industrial	12.1	9.4	28.7%	83.7	96.2	(13.0)%
Interruptible	1.5	1.2	25.0%	6.2	5.8	6.9%
Interdepartmental	6.5	3.5	85.7%	11.8	7.9	49.4%
Transport	66.4	66.2	0.3%	241.5	246.6	(2.1)%
Total sales in therms	103.2	92.3	11.8%	487.6	522.2	(6.6)%

Weather
Heating degree days	227	225	0.9%	4,415	5,261	(16.1)%

Third Quarter 2010 Compared with Third Quarter 2009

Revenues

Regulated natural gas utility segment revenues increased $5.4 million quarter-over-quarter, driven by:

•
An approximate $4 million increase as a result of an approximate 14% increase in the average per-unit cost of natural gas sold by the regulated natural gas utility during the quarter ended September 30, 2010, compared with the same quarter in 2009.  Prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•
An approximate $2 million increase related to a retail natural gas distribution rate increase that was effective January 1, 2010.  This rate increase was necessary, in part, to recover higher operating and maintenance expenses at the regulated natural gas utility segment (as discussed below).  See Note 15, "Regulatory Environment," for more information on this rate increase.

•
The increase in regulated natural gas utility segment revenue was partially offset by an approximate $1 million decrease in revenues as a result of changes in natural gas throughput volumes, related to:

-
An approximate $5 million decrease driven by lower weather normalized volumes.  Residential customer weather normalized volumes decreased, which WPS attributes to customer conservation and efficiency efforts.  Commercial and industrial weather normalized customer volumes also decreased, which WPS attributes to reduced demand related to changes in customers' business operations.

-
An approximate $2 million negative quarter-over-quarter impact of a decoupling mechanism for residential and small commercial and industrial customers.  Under decoupling, WPS is allowed to defer the difference between the actual and rate case authorized delivery charge components of margin from certain customers and adjust future rates in accordance with rules established by the PSCW.  The decoupling mechanism includes an annual $8.0 million cap, which was reached prior to the end of the first quarter of 2010, and therefore had no impact on third quarter 2010 revenues.  The decoupling cap was not reached during 2009, therefore, decoupling did have a positive impact on revenues for the quarter ended September 30, 2009, which resulted in the negative quarter-over-quarter impact for the third quarter of 2010.

-
A partially offsetting approximate $5 million positive impact related to adjustments to estimated unbilled revenues resulting from the annual true-up process, which also contributed to the 11.8% increase in natural gas throughput volumes.

-	A partially offsetting approximate $1 million increase as a result of colder quarter-over-quarter weather, evidenced by the 0.9% increase in heating degree days.

Margins

Regulated natural gas utility segment margins increased $0.4 million quarter-over-quarter, driven by:

•	The approximate $2 million positive impact of the rate increase.

•	A partially offsetting approximate $2 million decrease in margins as a result of changes in natural gas throughput volumes. This decrease in margins was driven by:

	-	An approximate $6 million decrease related to lower weather normalized volumes attributed to customer conservation and efficiency efforts.

	-	An approximate $2 million negative impact from the decoupling mechanism.

	-	A partially offsetting approximate $5 million positive impact related to adjustments to estimated unbilled revenues resulting from the annual true-up process

	-	A partially offsetting approximate $1 million increase related to colder quarter-over-quarter weather.

Operating Loss

The operating loss at the regulated natural gas utility segment increased $1.9 million quarter-over-quarter, driven by the $3.0 million increase in operating and maintenance expenses, partially offset by the $0.4 million increase in natural gas margins.

The $3.0 million quarter-over-quarter increase in operating and maintenance expense was driven by:

•
A $2.0 million increase in customer assistance expense related to payments made to the Focus on Energy program, which helps residents and businesses install cost-effective, energy efficient, and renewable energy products.

•
A $1.4 million increase in employee benefit costs, partially related to an increase in pension and postretirement medical expenses, driven by the amortization of negative investment returns on plan assets from prior years.

Nine Months 2010 Compared with Nine Months 2009

Revenues

Regulated natural gas utility segment revenues decreased $30.1 million period-over-period, driven by:

•	An approximate $35 million decrease in revenues as a result of lower natural gas throughput volumes, related to:

	-	An approximate $28 million decrease as a result of warmer period-over-period weather during the heating season, evidenced by the 16.1% decrease in heating degree days.

-
An approximate $13 million decrease driven by lower weather normalized volumes.  Residential customer volumes decreased, which WPS attributes to customer conservation and efficiency efforts.  Commercial and industrial customer volumes also decreased, which WPS attributes to reduced demand related to changes in customers' business operations.

-
A partially offsetting approximate $4 million positive period-over-period impact of a decoupling mechanism for residential and small commercial and industrial customers.  Under decoupling, WPS is allowed to defer the difference between the actual and rate case authorized delivery charge components of margin from certain customers and adjust future rates in accordance with rules established by the PSCW.

	-	A partially offsetting approximate $2 million positive impact related to adjustments to estimated unbilled revenues resulting from the annual true-up process.

•
An approximate $5 million decrease as a result of an approximate 5% decrease in the average per-unit cost of natural gas sold by the regulated natural gas utility during the nine months ended September 30, 2010, compared with the same period in 2009.  Prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•
A partially offsetting approximate $10 million increase in revenues resulting from the PSCW's final rate order for retail natural gas distribution rates that was effective January 1, 2010.  This rate increase was necessary, in part, to recover higher operating and maintenance expenses at the regulated natural gas utility segment (as discussed below).  See Note 15, "Regulatory Environment," for more information on this rate order.

Margins

Regulated natural gas utility segment margins decreased $1.0 million period-over-period, driven by:

•	An approximate $11 million decrease resulting from the 6.6% lower natural gas throughput volumes. The decrease in margins resulted from:

	-	An approximate $17 million decrease attributed to warmer period-over-period weather and customer conservation and efficiency efforts.

-
A partially offsetting approximate $4 million positive impact from a decoupling mechanism, which includes an annual $8.0 million cap for the deferral of any excess or shortfall from the rate case authorized margin.  This cap was reached prior to the end of the first quarter of 2010 but was not reached during 2009, which resulted in WPS realizing approximately $7 million less margins period-over-period driven by lower sales volumes with no offsetting decoupling impact to mitigate these lower volumes.

	-	A partially offsetting approximate $2 million positive impact related to adjustments to estimated unbilled revenues resulting from the annual true-up process.

•	The decrease in margins was partially offset by the approximate $10 million positive impact of the rate increase.

Operating Income

Operating income at the regulated natural gas utility segment decreased $6.0 million period-over-period, driven by a $5.9 million increase in operating and maintenance expenses and the $1.0 million decrease in natural gas margins.

The $5.9 million period-over-period increase in operating and maintenance expense was driven by:

•
A $6.1 million increase in customer assistance expense related to payments made to the Focus on Energy program, which helps residents and businesses install cost-effective, energy efficient, and renewable energy products.

•
A $2.9 million increase in employee benefit costs, partially related to an increase in pension and postretirement medical expenses, driven by the amortization of negative investment returns on plan assets from prior years.

•	The increase in operating and maintenance expense was partially offset by:

-
A $2.0 million decrease in bad debt expense, primarily related to the positive impact lower volumes and lower energy prices had on accounts receivable balances and a decrease in past due account balances.

	-	A $1.2 million decrease in labor costs driven by the reduction in workforce and company-wide furloughs implemented as part of previously announced cost management efforts.

Other Segment Operations

	Three Months Ended		Change in	Nine Months Ended		Change in
	September 30		2010 Over	September 30		2010 Over
(Millions)	2010	2009	2009	2010	2009	2009

Operating income	$0.3	$0.1	200.0%	$0.4	$0.2	100.0%
Other income	1.9	1.1	72.7%	7.0	6.1	14.8%

Income before taxes	$2.2	$1.2	83.3%	$7.4	$6.3	17.5%

Provision for Income Taxes

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Effective Tax Rate	33.3%	35.0%	36.1%	35.1%

Third Quarter 2010 Compared with Third Quarter 2009

The decrease in the effective tax rate for the quarter ended September 30, 2010, compared with the same quarter in 2009, was primarily related to a lower projected annual effective tax rate in 2010 driven by increased wind production tax credits.

Nine Months 2010 Compared with Nine Months 2009

The increase in the effective tax rate for the nine months ended September 30, 2010, compared with the same period in 2009, was driven by the elimination of the deductibility of prescription drug payments to retirees, to the extent those payments will be offset by the receipt of the Medicare Part D subsidy, as mandated in the 2010 federal health legislation.  See "Liquidity and Capital Resources, Other Future Considerations – Federal Health Care Reform" for more information.  As a result of the legislation, WPS expensed $4.5 million of non-cash deferred income tax benefits during the first quarter of 2010, which were previously recognized as a reduction of provision for income taxes.  The 2010 effective tax rate has also been adjusted to reflect an additional non-cash provision for income taxes of $0.6 million related to current year expected retiree benefits.  The increase in the effective tax rate was partially offset by an increase in wind production tax credits in 2010.

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

Operating Cash Flows

During the nine months ended September 30, 2010, net cash provided by operating activities was $260.2 million, compared with $422.0 million for the same period in 2009.  The $161.8 million period-over-period decrease in net cash provided by operating activities was largely driven by a $145.8 million net decrease in cash provided by working capital, primarily related to a $63.5 million period-over-period decrease in collections from customers, as well as a $40.6 million period-over-period decrease in cash generated from the sale of inventories.  The changes in collections from customers and inventories were driven by a decrease in natural gas prices during the first nine months of 2009.  Also contributing to the decrease in net cash provided by operating activities was a $16.1 million period-over-period increase in pension and other postretirement contributions.

Investing Cash Flows

Net cash used for investing activities was $60.4 million during the nine months ended September 30, 2010, compared with $206.3 million for the same period in 2009.  The $145.9 million period-over-period decrease in net cash used for investing activities was primarily driven by a $144.6 million period-over-period decrease in cash used to fund capital expenditures (discussed below).

Capital Expenditures

Capital expenditures by business segment for the nine months ended September 30 were as follows:

Reportable Segment (millions)	2010	2009	Change
Electric utility	$48.4	$191.2	$(142.8)
Natural gas utility	17.4	19.2	(1.8)
WPS consolidated	$65.8	$210.4	$(144.6)

The decrease in capital expenditures at the electric utility segment for the nine months ended September 30, 2010, compared with the same period in 2009, was mainly due to decreased expenditures related to the Crane Creek Wind Farm project, which was placed in service for accounting purposes in December 2009.

Financing Cash Flows

Net cash used for financing activities was $98.7 million during the nine months ended September 30, 2010, compared with $180.0 million for the same period in 2009.  The $81.3 million period-over-period decrease in net cash used for financing activities was primarily driven by a $43.0 million period-over-period decrease in the repayment of short-term borrowings, mainly due to the period-over-period decrease in cash provided by operating activities, as well as a $40.0 million period-over-period decrease in return of capital to Integrys Energy Group.

Significant Financing Activities

WPS had no outstanding commercial paper borrowings at September 30, 2010, and 2009.  WPS had other outstanding short-term debt of $10.0 million at September 30, 2010, and 2009.

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

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of WPS, including its subsidiary, as of September 30, 2010.

		Payments Due By Period
(Millions)	Total Amounts Committed	2010	2011 to 2012	2013 to 2014	2015 and Thereafter

Long-term debt principal and interest payments (1)	$1,244.7	$12.1	$383.2	$202.6	$646.8
Operating lease obligations	23.7	0.9	4.5	2.6	15.7
Commodity purchase obligations (2)	1,675.5	87.7	589.4	440.7	557.7
Purchase orders (3)	175.2	171.0	2.9	1.3	-
Pension and other postretirementfunding obligations (4)	310.8	76.4	71.7	79.0	83.7
Total contractual cash obligations	$3,429.9	$348.1	$1,051.7	$726.2	$1,303.9

(1)	Represents bonds and notes issued by WPS. WPS records all principal obligations on the balance sheet.

(2)	The costs of commodity purchase obligations are expected to be recovered in future customer rates.

(3)	Includes obligations related to normal business operations and large construction obligations.

(4)	Obligations for pension and other postretirement benefit plans, other than the Integrys Energy Group Retirement Plan, cannot reasonably be estimated beyond 2012.

The table above does not reflect payments related to the manufactured gas plant remediation liability of $74.8 million at September 30, 2010, as the amount and timing of payments are uncertain.  WPS anticipates incurring costs annually to remediate these sites, but management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates.  See Note 8, "Commitments and Contingencies," for more information about environmental liabilities.  In addition, the table does not reflect any payments for the September 30, 2010, liability related to uncertain tax positions, as the amount and timing of payments are uncertain.

Capital Requirements

As of September 30, 2010, construction expenditures for WPS for the three-year period 2010 through 2012 are anticipated to be as follows:

(Millions)
Environmental projects	$217.8
Electric and natural gas distribution projects	100.8
Electric and natural gas delivery and customer service projects	45.0
Other projects	109.6
Total capital expenditures	$473.2

All projected capital and investment expenditures are subject to periodic review and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints and requirements, market volatility, and economic trends.

Capital Resources

Management exercises discretion regarding the liquidity and capital resource needs of its business segments.  This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies, to utilize risk management policies to hedge the impact of volatile commodity prices, and to make decisions regarding capital requirements.  WPS plans to meet its capital requirements for the period 2010 through 2012 primarily through internally generated funds (net of forecasted dividend payments), debt financings, and equity infusions from Integrys Energy Group.  WPS plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes WPS has adequate financial flexibility and resources to meet its future needs.

Under an existing shelf registration statement, WPS may issue up to $250.0 million of senior debt securities with amounts, prices, and terms to be determined at the time of future offerings.  In December 2008, WPS issued $125.0 million of 6.375%, 7-year Senior Notes under this shelf registration statement.

As of September 30, 2010, WPS was in compliance with all covenants related to outstanding short-term and long-term debt and expects to be in compliance with all such debt covenants for the foreseeable future.

WPS's long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could result in acceleration of outstanding debt obligations

See Note 5, "Short-Term Debt and Lines of Credit," for more information on WPS's credit facilities and other short-term credit agreements, including short-term debt covenants.

Other Future Considerations

Customer Usage

Due to the general economic conditions and the increased focus on energy efficiency, sales volumes excluding the impact of weather have been decreasing at WPS’s regulated natural gas segment. The PSCW approved the implementation of decoupling on a four-year trial basis, effective January 1, 2009, for WPS's natural gas and electric residential and small commercial and industrial sales.  Decoupling allows WPS to adjust rates going forward to recover or refund differences between the actual and authorized margin per customer impact of variations in volumes.  The mechanism does not adjust for changes in volume resulting from changes in customer count.  This decoupling mechanism includes an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service.  The cap for natural gas service was reached in the first quarter of 2010, and the electric cap was reached in the second quarter of 2010.

Weston 4 Operating Issue

In the fourth quarter of 2008, the supercritical boiler at WPS's Weston 4 power plant experienced several forced outages related to significant oxidation and subsequent exfoliation within the superheater outlet tubes.  The additional maintenance costs incurred to date relative to repairing and returning the superheater to service have been covered by the boiler's manufacturer.  WPS temporarily reduced the main steam operating temperature of the boiler to address this issue from a short-term perspective, resulting in reduced output.  WPS subsequently raised the steam operating temperature back to initial design level.  WPS, working with the boiler manufacturer, has undertaken quarterly outages of the

Weston 4 unit to manage and monitor the exfoliation and there have been no further exfoliation-related tube failures to date.  WPS expects to increase the time between outages for exfoliation purposes over the next several years.  The outages and de-rate associated with the exfoliation issue required WPS to purchase replacement power to meet its supply requirements.  WPS has deferred a portion of its historical replacement power costs, in accordance with Wisconsin fuel rules, and requested recovery of its forecasted exfoliation outage costs.  WPS expects the PSCW to determine recovery of these costs in the company’s pending 2011-2012 rate case, with an order at the end of this year.  For more information, see Note 15, "Regulatory Environment."

Climate Change

The EPA will begin regulating greenhouse gas emissions under the Clean Air Act in 2011, unless there is a successful legal challenge that stays the rule (several lawsuits have been filed).  At that time, the EPA and the states will apply the Best Available Control Technology (BACT) requirements associated with the new source review program to new and modified larger greenhouse gas emitters.  Technology to remove and sequester greenhouse gas emissions is not commercially available at scale, hence, the EPA is considering defining BACT in terms of improvements in energy efficiency as opposed to relying on pollution control equipment.  In addition, federal legislation related to greenhouse gas emissions may be enacted in the future, and efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions, and to create national or state renewable portfolio standards.  A risk exists that such legislation or regulation will increase the cost of energy.  However, WPS believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by WPS will be recoverable in rates.  WPS will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

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

Other provisions of HCR include the elimination of certain annual and lifetime maximum benefits, broadening of plan eligibility requirements, elimination of pre-existing condition restrictions, an excise tax on high-cost health plans, changes to the Medicare Part D prescription drug program, and numerous other changes.  WPS has begun participation in the Early Retiree Reinsurance Program that became effective on June 1, 2010.  WPS continues to assess the extent to which the provisions of the new law will affect its future health care and related employee benefit plan costs.

Wisconsin Fuel Rules

Assembly Bill (AB) 600 was signed into law by Governor Doyle on May 18, 2010.  AB 600 streamlines the current fuel rule administered by the PSCW. The current rule results in regulatory lag and hampers the ability of the PSCW to respond to rapid changes in fuel costs.  AB 600 provides that the utility will defer any change in approved fuel costs in excess of a percentage set by the PSCW.  On August 31, 2010, the PSCW issued rules under AB 600.  On October 22, 2010, the Wisconsin Senate Energy Committee returned the rules to the PSCW for further action.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act)

The Dodd-Frank Act was signed into law in July 2010., Although a few provisions were effective with the passing of the Act, the majority of the rules to implement the provisions will be clarified and become effective over the 18 months following the signing of the Act. WPS is monitoring developments related to this Act and their impacts on its future results of operations, cash flows, and financial position.

Small Business Jobs Act

In September 2010, the President signed into law The Small Business Jobs Act.  This Act includes tax incentives, such as an extension to bonus depreciation and changes to listed property, that could impact WPS.  WPS is currently evaluating the impact that The Small Business Jobs Act will have on its future results of operations, cash flows, and financial position.

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

Changes in Internal Control

There were no changes in the internal control over financial reporting of WPS (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2010, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Wisconsin Public Service Corporation

Date: November 3, 2010	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010
Exhibit No.	Description

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

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