Form 10-K
period 2010-12-31
WISCONSIN PUBLIC SERVICE CORP
filed 2011-02-24
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant.

None.

Number of shares outstanding of each class of common stock, as of February 21, 2011

Common Stock, $4 par value, 23,896,962 shares. Integrys Energy Group, Inc. is the sole holder of Wisconsin Public Service Corporation Common Stock.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Integrys Energy Group, Inc. Annual Meeting of Shareholders to be held on May 11, 2011, are incorporated by reference into Part III.

WISCONSIN PUBLIC SERVICE CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2010

A.	Management Report on Internal Control over Financial Reporting	40
B.	Consolidated Statements of Income	41
C.	Consolidated Balance Sheets	42
D.	Consolidated Statements of Capitalization	43
E.	Consolidated Statements of Common Shareholder's Equity	44
F.	Consolidated Statements of Cash Flows	45
G.	Notes to Consolidated Financial Statements	46-78

i

ii

Acronyms Used in this Annual Report on Form 10-K

AFUDC	Allowance For Funds Used During Construction
ASC	Accounting Standards Codification
ATC	American Transmission Company LLC
BACT	Best Available Control Technology
CAA	Clean Air Act
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	United States Generally Accepted Accounting Principles
IBS	Integrys Business Support, LLC
IRS	United States Internal Revenue Service
ITC	Investment Tax Credit
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Michigan Public Service Commission
N/A	Not Applicable
NSG	North Shore Gas Company
NYMEX	New York Mercantile Exchange
PEC	Peoples Energy Corporation
PGL	The Peoples Gas Light and Coke Company
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
UPPCO	Upper Peninsula Power Company
WDNR	Wisconsin Department of Natural Resources
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

iii

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

Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, regulatory matters, fuel and natural gas costs, sources of electric energy supply, coal and natural gas deliveries, remediation costs, environmental expenditures, liquidity and capital resources, trends, estimates, completion of construction projects, and other matters.

Forward-looking statements involve a number of risks and uncertainties.  Some risks that could cause results to differ from any forward-looking statement include those described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2010.  Other risks and uncertainites include, but are not limited to:

●	Resolution of pending and future rate cases and negotiations (including the recovery of deferred costs) and other regulatory decisions impacting WPS;
●
The individual and cumulative impact of recent and future federal and state regulatory changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric and natural gas utility industries; financial reform; health care reform; changes in environmental and other regulations, including but not limited to, greenhouse gas emissions, other environmental regulations impacting coal-fired generation facilities, energy efficiency mandates, renewable energy standards, and reliability standards; and changes in tax and other laws and regulations to which WPS and its subsidiary are subject;

●
Current and future litigation and regulatory proceedings, enforcement actions or inquiries, including but not limited to, manufactured gas plant site cleanup, third-party intervention in permitting and licensing projects, and compliance with CAA requirements at generation plants;

●	The impacts of changing financial market conditions, credit ratings, and interest rates on the liquidity and financing efforts of WPS and its subsidiary;
●
The risks associated with changing commodity prices (particularly natural gas and electricity) and the available sources of fuel, natural gas, and purchased power, including their impact on margins, working capital, and liquidity requirements;

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
●
Effects of and changes in political and legal developments, as well as economic conditions and the related impact on customer demand, including the ability to adequately forecast energy usage for customers;

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

●	The risk of financial loss, including increases in bad debt expense, associated with the inability of WPS's and its subsidiary's counterparties, affiliates, and customers to meet their obligations;

●	Customer usage, weather and other natural phenomena;
●	Contributions to earnings by non-consolidated equity method and other investments, which may vary from projections;
●	The effect of accounting pronouncements issued periodically by standard-setting bodies; and
●	Other factors discussed elsewhere herein and in other reports filed by WPS and/or Integrys Energy Group from time to time with the SEC.

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

WPS, a Wisconsin corporation, began operations in 1883.  WPS is a regulated electric and natural gas utility serving an approximate 11,000 square mile service territory in northeastern Wisconsin and an adjacent portion of Michigan's Upper Peninsula.  In 2010, electric revenues accounted for 77% of total WPS revenues, while natural gas revenues accounted for 23% of total WPS revenues.  WPS is a wholly owned subsidiary of Integrys Energy Group, Inc.

For additional financial information about WPS’s regulated electric and natural gas utility operations, see Note 22, "Segments of Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations."

WPS’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements, and any amendments to these documents are available, free of charge, on Integrys Energy Group's website, www.integrysgroup.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.  Reports and amendments posted on Integrys Energy Group's website do not include access to exhibits and supplemental schedules electronically filed with the reports or amendments.  WPS is not including the information contained on or available through the Integrys Energy Group website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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

B.  REGULATED ELECTRIC UTILITY OPERATIONS

WPS's regulated electric utility operations generate and distribute electricity to approximately 439,000 residential, commercial and industrial, wholesale, and other customers in northeastern Wisconsin and an adjacent portion of Michigan's Upper Peninsula.  Wholesale electric service is provided to various customers, including municipal utilities, electric cooperatives, energy marketers, other investor-owned utilities, and municipal joint action agencies.

In 2010, WPS reached a firm net design peak of 2,292 megawatts (MW) on August 12.  At the time of this summer peak, WPS's total firm resources (i.e., generation plus firm purchases) totaled 2,945 MW.  As a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand, the summer period is the most relevant for WPS's regulated electric utility capacity.  The PSCW requires WPS to maintain a planning reserve margin above its projected annual peak demand forecast to help ensure reliability of electric service to its customers.  WPS expects future supply reserves to meet the minimum planning reserve margin criteria in 2011.  The PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten), and the short-term (planning year one) reserve margin for Wisconsin utilities follows the planning reserve margin established by MISO under Module E of its Open Access Transmission and Energy Markets Tariff.  The MPSC has not established minimum guidelines for future supply reserves.

WPS had adequate capacity through company-owned generation units and power purchase contracts to meet all firm electric demand obligations during 2010 and expects to have adequate capacity to meet all obligations during 2011.

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

Electric Generation and Supply Mix

The sources of WPS's electric utility supply were as follows:

(Millions)
Energy Source (kilowatt-hours)	2010	2009	2008
Company-owned generation units
Coal	10,232.9	8,974.3	9,570.9
Wind	287.7	46.4	17.8
Hydroelectric	232.8	161.1	196.6
Natural gas, fuel oil, and tire derived	104.0	63.5	196.9
Total company-owned generation units	10,857.4	9,245.3	9,982.2
Power purchase contracts
Nuclear (Kewaunee Power Station)	2,940.8	2,663.9	2,656.8
Natural gas (Fox Energy Center, LLC and Combined Locks Energy Center, LLC)	608.4	673.7	699.5
Hydroelectric	526.7	569.5	369.4
Wind	149.1	136.9	109.0
Other	205.5	571.1	167.8
Total power purchase contracts	4,430.5	4,615.1	4,002.5
Purchased power from MISO	742.1	1,740.5	1,871.7
Total purchased power	5,172.6	6,355.6	5,874.2
Opportunity sales
Sales to MISO	(668.6)	(421.7)	(478.6)
Net sales to other	(248.4)	(373.6)	(276.8)
Total opportunity sales	(917.0)	(795.3)	(755.4)
Total WPS electric utility supply	15,113.0	14,805.6	15,101.0

Fuel Costs

The cost of fuel per generation of one million British thermal units (Btus) was as follows:

Fuel Type	2010	2009	2008
Coal	$2.05	$1.94	$1.78
Natural gas	6.28	6.73	9.74
Fuel oil	26.59	28.88	15.21

Coal Supply

Coal is the primary fuel source for WPS's regulated electric generation facilities.  WPS's regulated fuel portfolio strategy is to maintain a 35- to 45-day supply of coal at each plant site.  The majority of the coal is purchased from Powder River Basin mines located in Wyoming.  This low sulfur coal has been WPS's lowest cost coal source from any of the subbituminous coal-producing regions in the United States.  Historically, WPS has purchased coal directly from the producer for its wholly owned plants.  WPS purchases the coal for Weston 4, and Dairyland Power Cooperative reimburses WPS for its share of the coal costs.  Wisconsin Power and Light purchases coal for the jointly owned Edgewater and Columbia plants and is reimbursed by WPS for its share of the coal costs.  At December 31, 2010, WPS had coal transportation contracts in place for 90% of its 2011 coal transportation requirements.  For more information on coal purchases and coal deliveries under contract, see Note 12, "Commitments and Contingencies."

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

Regulatory Matters

WPS's electric utility operations are regulated by the PSCW, MPSC, and FERC.  WPS's retail electric rates are regulated by the PSCW and MPSC.  The FERC regulates wholesale electric rates for WPS.  In 2010, retail revenues accounted for 79.8% of total electric revenues, while wholesale revenues accounted for 20.2% of total electric revenues.

The PSCW sets rates through its ratemaking process, which is based upon recovery of operating costs and a return on invested capital.  One of the cost recovery components is fuel and purchased power, which is governed by a fuel window mechanism, as described in Note 1(f), "Summary of Significant Accounting Policies – Revenue and Customer Receivables."  The MPSC and FERC ratemaking processes are similar to those of the PSCW, with the exception of fuel and purchased power, which are recovered on a one-for-one basis.

See Note 21, "Regulatory Environment," for information regarding rate cases and decoupling mechanisms of WPS.

Hydroelectric Licenses

WPS and WRPC (a company in which WPS has 50% ownership) have long-term licenses from the FERC for all of their hydroelectric facilities.

Other Matters

Seasonality

WPS's regulated electric utility sales generally follow a seasonal pattern due to the air conditioning requirements of customers, which are primarily impacted by the variability of summer temperatures.

Competition

The retail electric utility market in Wisconsin is regulated by the PSCW.  Retail electric customers currently do not have the ability to choose their electric supplier.  However, in order to increase sales, utilities work to attract new commercial and industrial customers into their service territories.  As a result, there is competition among utilities to keep energy rates low.  Wisconsin utilities have continued to refine regulated tariffs in order to pass on the true cost of electricity to each class of customer by reducing or eliminating rate subsidies among different ratepayer classes.  Although Wisconsin electric energy markets are regulated, utilities still face competition from other energy sources, such as self-generation by large industrial customers and alternative energy sources.

Michigan electric energy markets are open to competition; however, an active competitive market has not yet developed in the Upper Peninsula of Michigan, primarily due to a lack of excess generation and transmission system capacity.

C.  REGULATED NATURAL GAS UTILITY OPERATIONS

WPS provides regulated natural gas utility service to approximately 318,000 residential, commercial and industrial, transportation, and other customers located in northeastern Wisconsin and an adjacent portion of Michigan's Upper Peninsula.

Facilities

For information regarding WPS's regulated natural gas facilities, see Item 2, "Properties."  For WPS's utility plant asset book value, see Note 4, "Property, Plant, and Equipment."

Natural Gas Supply

WPS manages a portfolio of natural gas supply contracts, storage services, and pipeline transportation services designed to meet its varying customer usage patterns at the lowest reasonable cost.

WPS contracts for fixed-term firm natural gas supplies with various natural gas suppliers each year to meet the demand of firm system sales customers.  WPS's regulated natural gas supply requirements are met through a combination of index price purchases, contracted storage, and natural gas supply call options.  To supplement natural gas supplies and minimize risk, WPS purchases additional natural gas supplies on the monthly and daily spot markets through fixed-term firm contracts.

WPS contracts with various underground storage service providers for storage services.  Storage provides the ability to manage significant changes in daily natural gas demand and provides WPS with the ability to purchase steady levels of natural gas on a year-round basis, thus lowering supply cost volatility.  WPS utilizes financial instruments such as commodity swaps and options as part of its hedging program to further reduce supply cost volatility during the winter period.

For further information on WPS's regulated natural gas utility supply and transportation contracts, see Note 12, "Commitments and Contingencies."

WPS had adequate capacity to meet all firm natural gas demand obligations during 2010 and expects to have adequate capacity to meet all firm obligations during 2011.  WPS's forecast peak-day throughput is 612 thousands of dekatherms (MDth) for the 2010 through 2011 heating season.

Deliveries to customers (including transportation customers) in MDth for WPS's regulated natural gas utility operations were as follows:

(MDth)	2010	2009	2008
Natural gas purchases	36,007	40,425	45,315
Customer-owned natural gas received	33,233	33,849	35,428
Underground storage, net	906	(149)	(157)
Contracted pipeline and storage compressor fuel, franchise requirements, and unaccounted-for natural gas	344	(351)	360
Total	70,490	73,774	80,946

Regulatory Matters

The natural gas retail rates of WPS are regulated by the PSCW and the MPSC, which have general supervisory and regulatory powers over public utilities in Wisconsin and Michigan, respectively.

Sales are made and services are rendered by WPS pursuant to rate schedules on file with the PSCW and MPSC containing various service classifications largely reflecting customers’ different uses and levels of consumption.  In addition to the rate for distribution of natural gas, WPS bills customers a natural gas charge representing third-party costs for purchasing, transporting, and storing natural gas, as well as gains, losses, and costs incurred under WPS’s hedging program, the amount of which is also subject to PSCW and MPSC authority.  Prudently incurred natural gas costs are passed directly through to customers in rates and, therefore, have no impact on margins.  Commissions in respective jurisdictions conduct annual proceedings regarding the reconciliation of revenues from the natural gas charge and related natural gas costs.

All of the natural gas distributed by WPS is transported to its distribution systems by interstate pipelines. The pipelines' services (transportation and storage) are regulated by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978.  Under United States Department of Transportation regulations, the PSCW is responsible for monitoring WPS's safety compliance program for its pipelines under 49 Code of Federal Regulations (CFR) Part 192 (Transportation of Natural and Other Gas by Pipeline: Minimum Federal Safety Standards) and 49 CFR Part 195 (Transportation of Hazardous Liquids by Pipeline).

WPS is required to provide service and grant credit (with applicable deposit requirements) to customers within its service territories.  WPS is precluded from discontinuing service to residential customers who do not pay their bills during winter moratorium months.  Federal and state governments have legislation that provides for a limited amount of funding for assistance to low-income energy users, including customers of WPS.

See Note 21, "Regulatory Environment," for more information regarding rate cases and decoupling mechanisms of WPS.

Other Matters

Seasonality

The natural gas throughput of WPS generally follows a seasonal pattern because the heating requirements of customers are temperature driven.  Specifically, customers typically use more natural gas during the winter months.  During 2010, the regulated natural gas utility segment recorded approximately 69% of its revenues in January, February, March, November, and December.

Competition

Although WPS's natural gas retail rates are regulated by the PSCW and MPSC, the utility still faces competition from other entities and forms of energy in varying degrees, particularly for large commercial and industrial customers who have the ability to switch between natural gas and alternate fuels.  Due to the volatility of energy commodity prices, WPS has seen customers with dual fuel capability switch to alternate fuels for short periods of time, then switch back to natural gas as market rates change.

Natural gas transportation service and interruptible natural gas sales are offered by WPS to enable customers to better manage their energy costs.  Transportation customers purchase natural gas directly from third-party natural gas suppliers and utilize WPS's distribution system to transport the natural gas to their facilities.  WPS still earns a distribution charge for transporting the natural gas for these customers.  The loss of revenue associated with the cost of natural gas now purchased from the third-party suppliers has no impact on WPS's net income, as it is a pass-through cost to customers.  Additionally, some customers have elected to purchase their natural gas directly from WPS on an interruptible basis as a means to reduce their costs.  Customers continue to switch between firm system supply, interruptible system supply, and transportation service each year as the economics and service options change.

Working Capital Requirements

The working capital needs of WPS's regulated natural gas utility operations vary significantly over time due to volatility in levels of natural gas inventories and the price of natural gas.  WPS's regulated natural gas utility working capital needs are met by cash generated from operations and short-term debt.  The seasonality of natural gas revenues causes the timing of cash collections to be concentrated from January through June.  A portion of the winter natural gas supply needs is typically purchased and stored from April through November.  Also, planned capital spending on WPS's natural gas distribution facilities is concentrated in April through November.  Because of these timing differences, the cash flow from customers is typically supplemented with temporary increases in short-term borrowings during the late summer and fall.  Short-term debt is typically reduced over the January through June period.

D.  ENVIRONMENTAL MATTERS

For information on environmental matters related to WPS, see Note 12, "Commitments and Contingencies."

E.  CAPITAL REQUIREMENTS

For information on WPS's capital requirements, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

F.  EMPLOYEES

At December 31, 2010, WPS had 1,363 employees, of which approximately 65% were union employees represented by Local 310 of the International Union of Operating Engineers.  The current Local 310 collective bargaining agreement expires on October 13, 2012.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors, as well as the other information included or incorporated by reference in this Annual Report on Form 10-K, when making an investment decision.

WPS is subject to changes in government regulation, which may have a negative impact on its business, financial position, and results of operations.

WPS is subject to comprehensive regulation by federal and state regulatory agencies, which significantly influences its operating environment and may affect WPS's ability to recover costs from utility customers.  Many aspects of WPS's utility operations are regulated, including, but not limited to, construction and operation of facilities, conditions of service, the issuance of securities, and the rates that WPS can charge customers.  WPS is required to have numerous permits, approvals, and certificates from these agencies to operate its business.  Failure to comply with any applicable rules or regulations may lead to penalties or customer refunds, which could have a material impact on the financial results of WPS.

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

The rates that WPS is allowed to charge for retail and wholesale services are the most important factors influencing its business, financial position, results of operations, and liquidity.  While rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, there is no assurance that the applicable regulatory commission will judge all the costs of the regulated utilities to have been prudently incurred or that the regulatory process will always result in rates that will produce full recovery of such costs or provide for a reasonable return on equity.  Certain items that would otherwise be immediately recognized as revenues and expenses are deferred as regulatory assets and regulatory liabilities for future recovery or refund to customers, as authorized by regulators.  Future recovery of regulatory assets is not assured, and is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness.  If recovery of costs is not approved or is no longer deemed probable, regulatory assets would be recognized in current period expense and could have a material impact on WPS's financial results.

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

WPS is accruing liabilities and deferring costs (recorded as regulatory assets) incurred in connection with its former manufactured gas plant sites, including related legal expenses, pending recovery through rates or from other entities.  Regulatory assets reflect the net amount of (1) costs incurred to date, (2) amounts recovered from insurance companies, other entities and customers, and (3) management's best estimates of the costs WPS will incur in the future for investigating and remediating the former manufactured gas plant sites.  WPS believes that any of these costs that are not recoverable from other entities or from insurance carriers are recoverable through rates for utility services under PSCW-approved mechanisms for the recovery of prudently incurred costs.  A change in these rate recovery mechanisms, however, or a decision by the PSCW that some or all of these costs were not prudently incurred, could result in the present recognition as expense of some or all of these costs.  For more information, see Note 12, "Commitments and Contingencies."

WPS owns coal-fired electric generating facilities at which it has performed maintenance activities that the EPA alleges were subject to CAA New Source Review permitting requirements.  Depending on potential settlement terms or a court decision, WPS could be required to install environmental controls, change operations, shut down certain plants, undertake supplemental environmental projects, and/or pay fines.

In addition, impacts resulting from future federal or state regulation regarding mercury, sulfur dioxide, as well as nitrogen oxide emissions and the management of coal combustion byproducts, are uncertain.  The cumulative effect of any such regulations could potentially lead to certain coal-fired electric generating facilities being uneconomical to run.  There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

Citizen groups that feel environmental regulations are not being sufficiently enforced by environmental regulatory agencies may also bring citizen enforcement actions against WPS.  Such actions could seek penalties, injunctive relief, and costs of litigation.  Private citizens can also bring lawsuits to recover environmental damages they believe they have incurred.

WPS may face significant costs to comply with the regulation of greenhouse gas emissions.

Political interest in climate change and the effects of greenhouse gas emissions, most notably carbon dioxide, are a concern for the energy industry.  Although no legislation is currently pending that would affect WPS, state or federal legislation could be passed in the future to regulate greenhouse gases.  In addition, the EPA has adopted regulations under the CAA that apply to permitting new or significantly modified facilities.  The EPA also announced its intent to develop new source performance standards for greenhouse gas emissions for new and modified, as well as existing, electric utility steam generating units.  Until legislation is passed at the federal or state level or the EPA adopts final rules for electric utility steam generating units, it remains unclear as to (1) which industry sectors will be impacted, (2) when compliance will be required, (3) the magnitude of the greenhouse gas emissions reductions that will be required, and (4) the costs and opportunities associated with compliance.  WPS is evaluating both the technical and cost implications that may result from future state, regional, or federal greenhouse gas regulatory programs, but at this time, it is uncertain as to the effect climate change regulation may have on WPS's future operations, capital expenditures, and financial results.

It is possible that future carbon regulation will increase the cost of electricity produced at coal-fired generation units and may affect the capital expenditures WPS would make at its generation units.  At this time, there is no commercially available technology for removing carbon dioxide from a pulverized coal-fired plant.  In addition, future legislation designed to reduce greenhouse gas emissions could make some generating units uneconomical to maintain or operate and could impact future results of operations, cash flows, and financial condition if such costs are not recoverable through regulated rates.

WPS's natural gas delivery systems may generate fugitive gas as a result of normal operations and as a result of excavation, construction, and repair of natural gas delivery systems.  Fugitive gas typically vents to the atmosphere and consists primarily of methane, a greenhouse gas.  Carbon dioxide is also a byproduct of natural gas consumption.  As a result, future legislation to regulate the emission of greenhouse gases could increase the price of natural gas, restrict the use of natural gas, adversely affect the ability to operate our natural gas facilities, and/or reduce natural gas demand, which could have a material adverse impact on WPS's results of operations and financial condition.

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

In addition, the cost of repairing damage to WPS's facilities due to storms, natural disasters, wars, terrorist acts, and other catastrophic events, in excess of insurance limits established for such repairs or excluded by insurance policies, may adversely impact WPS's results of operations, financial condition, and cash flows.  The occurrence or risk of occurrence of future terrorist activity and the high cost or potential unavailability of insurance to cover such terrorist activity may impact WPS's results of operations and financial condition in unpredictable ways.  These actions could also result in disruptions of electricity and fuel markets.

Adverse capital and credit market conditions could negatively affect WPS's ability to meet liquidity needs, access capital, and/or grow or sustain its current business.  Cost of capital and disruptions, uncertainty, and/or volatility in the financial markets could adversely impact the results of operations and financial condition of WPS.

Having access to the credit and capital markets, at a reasonable cost, is necessary for WPS to fund its operations and capital requirements.  The capital and credit markets provide WPS with liquidity to operate and grow its businesses that is not otherwise provided from operating cash flows.  Disruptions, uncertainty, and/or volatility in those markets could increase WPS's cost of capital or limit the availability of capital.  If WPS or Integrys Energy Group is unable to access the credit and capital markets on terms that are reasonable, it may have to delay raising capital, issue shorter-term securities, and/or bear an increased cost of capital.  This, in turn, could impact WPS's ability to grow or sustain its current business, cause a reduction in earnings, and/or result in a credit rating downgrade.

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

Fluctuating commodity prices may reduce energy margins and result in liquidity constraints.

The margins and liquidity requirements of WPS are impacted by changes in the forward and current market prices of natural gas, coal, and electricity.  Changes in price could result in:

•	Higher working capital costs, particularly related to natural gas inventory, accounts receivable, and cash collateral postings;
•	Increased liquidity requirements due to potential counterparty margin calls related to the use of derivative instruments to manage commodity price and volume exposure;
•	Reduced profitability to the extent that reduced margins, increased bad debt, and interest expenses are not recovered through rates;

•	Higher rates charged to customers, which could impact WPS’s competitive position;
•	Reduced demand for energy, which could impact margins and operating expenses; and
•	Shutting down of generation facilities if the cost of generation exceeds the market price for electricity.

Counterparties and customers may not meet their obligations.

WPS is exposed to the risk that counterparties to various arrangements who owe WPS money, electricity, natural gas, coal or other commodities or services will not be able to perform their obligations.  Should the counterparties to these arrangements fail to perform, WPS might be forced to replace or to sell the underlying commitment at then-current market prices.  In such event, WPS might incur losses, or its results of operations, financial position, or liquidity could otherwise be adversely affected.

Some of WPS's customers are experiencing, or may experience, financial problems that could have a significant impact on their creditworthiness.  WPS cannot provide assurance that its financially distressed customers will not default on their obligations to WPS and that such a default will not have a material adverse impact on WPS's business, financial position, results of operations, or cash flows.  Furthermore, the bankruptcy of one or more of its customers, or some other similar proceeding or liquidity constraint, could adversely impact WPS's receivable collections and additional allowances may be required, which could adversely affect its operating results.  In addition, such events might force customers to reduce or curtail their future use of WPS's products and services, which could have a material adverse impact on WPS’s results of operations and financial condition.

Poor investment performance of retirement plan investments and other factors impacting retirement plan costs could unfavorably impact WPS’s liquidity and results of operations.

WPS has and/or participates in employee benefit plans that cover substantially all of its employees and retirees.  WPS's cost of providing these benefit plans is dependent upon actual plan experience and assumptions concerning the future, such as earnings on and/or valuations of plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions to the plans.  Depending upon the investment performance of investments over time and other factors impacting its costs as listed above, WPS could be required to make larger contributions in the future to fund these plans.  These additional funding obligations could have a material adverse impact on WPS's cash flows, financial condition, and/or results of operations.  Changes made to the plans may also impact current and future pension and other postretirement benefit costs.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Electric Facilities

The following table summarizes information on the electric generation facilities of WPS, including owned and jointly owned facilities as of December 31, 2010:
Type	Name	Location	Fuel	Rated Capacity (MW) (1)

Steam	Columbia Units 1 and 2	Portage, WI	Coal	354.5	(2)
	Edgewater Unit 4	Sheboygan, WI	Coal	98.0	(2)
	Pulliam (4 units)	Green Bay, WI	Coal	332.9
	Weston Units 1, 2, and 3	Marathon County, WI	Coal	460.9
	Weston Unit 4	Marathon County, WI	Coal	385.7	(2)
Total Steam				1,632.0

Combustion	De Pere Energy Center	De Pere, WI	Natural Gas	169.6
Turbine and	Eagle River	Eagle River, WI	Distillate Fuel Oil	4.2
Diesel	Juneau #31	Adams County, WI	Distillate Fuel Oil	6.2	(2)
	Oneida Casino	Green Bay, WI	Distillate Fuel Oil	3.5
	Pulliam #31	Green Bay, WI	Natural Gas	84.6
	West Marinette #31	Marinette, WI	Natural Gas	37.7
	West Marinette #32	Marinette, WI	Natural Gas	32.6
	West Marinette #33	Marinette, WI	Natural Gas	51.8	(2)
	Weston #31	Marathon County, WI	Natural Gas	19.5
	Weston #32	Marathon County, WI	Natural Gas	48.1
Total Combustion Turbine and Diesel				457.8

Hydroelectric	Various	Wisconsin	Hydro	67.8	(3)

Wind	Kewaunee County	Wisconsin	Wind	1.1
	Crane Creek	Iowa	Wind	21.7
Total Wind				22.8

Total System				2,180.4

(1)
Based on capacity ratings for July 2011, which can differ from nameplate capacity, especially on wind projects.  As a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand, the summer period is the most relevant for capacity planning purposes.

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

-
At December 31, 2010, WPS operated the West Marinette 33 unit and held a 68% ownership interest in the facility, while Marshfield Electric and Water Department held the remaining 32% ownership.  On February 1, 2011, WPS purchased Marshfield Electric and Water Department's ownership interest and is now the sole owner of this facility.

(3)	WRPC owns and operates the Castle Rock and Petenwell units. WPS holds a 50% ownership interest in WRPC; however, WPS is entitled to 66.7% of total capacity at Petenwell and Castle Rock.

As of December 31, 2010, WPS owned approximately 21,500 miles of electric distribution lines located in Michigan and Wisconsin and approximately 120 distribution substations.

Natural Gas Facilities

WPS’s natural gas properties at December 31, 2010, consisted of the following:

●	Approximately 7,600 miles of natural gas distribution mains located in Michigan and Wisconsin,
●	Approximately 250 miles of natural gas transmission mains located in Michigan and Wisconsin,
●	87 natural gas distribution and transmission gate stations, and
●	Approximately 297,000 natural gas lateral services.

All natural gas facilities are located in Wisconsin except for distribution facilities in and near the City of Menominee, Michigan.

General

Substantially all of WPS’s utility plant is subject to a first mortgage lien.

ITEM 3.  LEGAL PROCEEDINGS

For information on material legal proceedings and matters related to WPS and its subsidiary, see Note 12, "Commitments and Contingencies."

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Integrys Energy Group is the sole holder of WPS’s common stock; therefore, there is no established public trading market for WPS's common stock.  WPS made no purchases of equity securities during the fourth quarter of 2010.  For information on dividends paid and dividend restrictions, see Note 16, "Common Equity."

ITEM 6. SELECTED FINANCIAL DATA

WISCONSIN PUBLIC SERVICE CORPORATION
COMPARATIVE FINANCIAL DATA AND OTHER STATISTICS (2006 TO 2010)

As of or for Year Ended December 31
(Millions, except weather information)	2010	2009	2008	2007	2006

Operating revenues	$1,589.0	$1,583.8	$1,748.4	$1,596.1	$1,434.4
Net income attributed to common shareholder	131.9	117.3	129.2	110.2	99.0
Total assets	3,386.0	3,311.3	3,313.7	3,017.6	2,956.6
Long-term debt (excluding current portion)	729.7	880.2	880.7	756.1	631.6

Weather information *
Cooling degree days	616	274	464	634	521
Cooling degree days as a percent of normal	130.8%	54.3%	93.9%	128.6%	110.1%
Heating degree days	7,080	7,962	7,969	7,102	6,785
Heating degree days as a percent of normal	94.2%	104.9%	104.6%	93.2%	88.5%

* Normal heating and cooling degree days are based on a 20-year average of monthly temperatures from the Green Bay Weather
Station. Daily degree days are calculated by subtracting the 24-hour average daily temperature from 65° Fahrenheit. Heating degree days result if temperatures are less than 65° Fahrenheit, and cooling degrees result if temperatures are more than 65° Fahrenheit.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

WPS, a wholly owned subsidiary of Integrys Energy Group, Inc., is a regulated electric and natural gas utility.  WPS derives revenues primarily from the distribution and sale of electricity and natural gas to retail customers.  WPS also provides wholesale electric service to numerous utilities and cooperatives for resale.

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

The essential components of WPS's business strategy are:

Maintaining and Growing a Strong Regulated Utility Base – A strong regulated utility base is essential to maintaining a strong balance sheet, predictable cash flows, the desired risk profile, and quality credit ratings, all of which are critical to WPS's success.  WPS's continued investment in environmental projects to improve air quality and meet the requirements set by environmental regulators have helped, or will help, maintain and grow its regulated utility base and meet its customers' needs.  Capital projects to construct and/or upgrade equipment are planned each year seeking to enhance safety, reliability, and value for WPS's customers and Integrys Energy Group's shareholders.

For more detailed information on WPS's capital expenditure program, see "Liquidity and Capital Resources, Capital Requirements."

Integrating Resources to Provide Operational Excellence and Customer Focus – WPS is committed to integrating resources and finding the best, most efficient processes while meeting all applicable regulatory and legal requirements.  Through innovative ideas, embracing change, leveraging capabilities and expertise, and utilizing creative solutions to meet and exceed its customers' expectations, WPS strives to provide value to Integrys Energy Group's shareholders and WPS's customers.  "Operational Excellence" initiatives were implemented to encourage top performance in the areas of project management, process improvement, contract administration, and compliance in order to reduce costs and manage projects and activities within appropriate budgets, schedules, and regulations.

Placing Strong Emphasis on Risk Management – WPS's risk management strategy includes the management of market, credit, liquidity, and operational risks through the normal course of business.  Forward purchases of electric capacity, energy, natural gas, and other commodities, and the use of derivative financial instruments, including commodity options, allow for opportunities to reduce the risk associated with price movement in a volatile energy market.  The risk profile related to these instruments is managed in a manner consistent with Integrys Energy Group's risk management policy for regulated affiliates, which is approved by the Integrys Energy Group Board of Directors.  The Integrys Energy Group Corporate Risk Management Group, which reports through Integrys Energy Group's Chief Financial Officer, provides oversight for WPS.  WPS also implemented formula-based market tariffs to manage risk in the wholesale market.

Continuing Emphasis on Safe, Reliable, Competitively Priced, and Environmentally Sound Energy and Energy Related Services – WPS's mission is the same as Integrys Energy Group's, to provide customers with the best value in energy and energy related services.  By effectively operating a mixed portfolio of generation assets and investing in new generation and natural gas distribution assets, while maintaining or exceeding environmental standards, WPS is able to provide a safe, reliable, value-priced service to its customers.  WPS concentrates its efforts on improving and operating efficiently in order to reduce costs and maintain a low risk profile.  WPS actively evaluates opportunities for increasing its focus on energy efficiency and for adding more renewable generation to provide additional environmentally sound energy to its portfolio.  Ensuring continued reliability for its customers, WPS is effectively operating a mixed portfolio of generation assets and investing in new generation and distribution assets.

RESULTS OF OPERATIONS

Earnings Summary
	Year Ended December 31			Change in	Change in
(Millions)	2010	2009	2008	2010 Over 2009	2009 Over 2008
Electric utility operations	$103.4	$88.0	$88.6	17.5%	(0.7)%
Natural gas utility operations	23.2	24.1	32.0	(3.7)%	(24.7)%
Other operations	5.3	5.2	8.6	1.9%	(39.5)%

Net income attributed to common shareholder	$131.9	$117.3	$129.2	12.4%	(9.2)%

2010 Compared with 2009

WPS recognized net income attributed to common shareholder of $131.9 million in 2010 compared with $117.3 million in 2009.  The primary driver of the $14.6 million increase in earnings was a $30.3 million after-tax increase in margins, driven by retail rate increases at both the regulated electric and natural gas utility segments, which were necessary, in part, for recovery of higher operating expenses, and lower fuel and purchased power costs incurred during 2010 (as compared with authorized fuel and purchased power cost recovery rates).  The increase in margins was partially offset by higher operating expenses, driven by a $12.7 million after-tax increase in customer assistance expense and an $8.1 million after-tax increase in electric transmission expense.

2009 Compared with 2008

WPS recognized net income attributed to common shareholder of $117.3 million in 2009 compared with $129.2 million in 2008.  The primary drivers of the $11.9 million decrease in earnings were a $24.7 million after-tax increase in operating expenses (including restructuring expense related to workforce reductions), a $6.0 million after-tax increase in interest expense primarily related to increased long-term borrowings, and a $2.9 million after-tax decrease in miscellaneous income.  These decreases in earnings were partially offset by a $23.3 million after-tax increase in margins driven by the regulated electric utility segment, primarily due to fuel and purchased power costs in 2009 that were lower than what was authorized in rates.

Regulated Electric Utility Segment Operations

				Change in	Change in
	Year Ended December 31			2010 Over	2009 Over
	2010	2009	2008	2009	2008

Revenues	$1,223.4	$1,188.2	$1,208.9	3.0%	(1.7)%
Fuel and purchased power costs	512.1	527.0	589.9	(2.8)%	(10.7)%
Margins	711.3	661.2	619.0	7.6%	6.8%

Operating and maintenance expense	377.5	352.5	336.2	7.1%	4.8%
Restructuring expense	(0.3)	7.8	-	N/A	N/A
Depreciation and amortization expense	88.2	84.1	78.5	4.9%	7.1%
Taxes other than income taxes	40.8	42.0	40.4	(2.9)%	4.0%

Operating income	205.1	174.8	163.9	17.3%	6.7%

Miscellaneous income	0.8	4.5	5.8	(82.2)%	(22.4)%
Interest expense	(40.7)	(38.6)	(33.4)	5.4%	15.6%
Other expense	(39.9)	(34.1)	(27.6)	17.0%	23.6%

Income before taxes	$165.2	$140.7	$136.3	17.4%	3.2%

Sales in kilowatt-hours
Residential	2,846.9	2,771.4	2,794.8	2.7%	(0.8)%
Commercial and industrial	7,914.4	7,596.5	8,060.4	4.2%	(5.8)%
Wholesale	4,810.8	4,817.7	4,529.0	(0.1)%	6.4%
Other	33.6	34.5	36.8	(2.6)%	(6.3)%
Total sales in kilowatt-hours	15,605.7	15,220.1	15,421.0	2.5%	(1.3)%

Weather
Heating degree days	7,080	7,962	7,969	(11.1)%	(0.1)%
Cooling degree days	616	274	464	124.8%	(40.9)%

2010 Compared with 2009

Revenues

Regulated electric utility segment revenues increased $35.2 million year over year, driven by:

•
An approximate $16 million increase in revenues due to a 7.5% increase in sales volumes to large commercial and industrial customers, primarily related to changes in the business operations of WPS customers year over year.

•
The approximate $14 million positive impact of a retail electric rate increase, effective January 1, 2010.  This rate increase was necessary, in part, for recovery of higher operating expenses (as discussed below).

•
An approximate $13 million increase in revenues due to a 2.7% increase in sales volumes to residential customers and a 0.9% increase in sales volumes to small commercial and industrial customers, primarily related to warmer year-over-year weather during the cooling season as evidenced by the increase in cooling degree days.

•	An approximate $4 million increase in opportunity sales, made possible by the availability of low-cost energy from Weston 4.

•
These increases in regulated electric utility segment revenues were partially offset by an approximate $18 million decrease in revenues from wholesale customers, primarily due to lower fuel costs.  Fuel costs are passed directly through to wholesale customers in rates.

Margins

Regulated electric utility segment margins increased $50.1 million year over year, driven by:

• An approximate $26 million increase in margins driven by lower fuel and purchased power costs incurred during 2010 as compared with authorized fuel and purchased power cost recovery rates.

• The approximate $14 million positive impact of a retail electric rate increase, effective January 1, 2010.

•
An approximate $7 million increase in margins due to a 2.7% increase in sales volumes to residential customers, primarily related to warmer year-over-year weather during the cooling season, as evidenced by the increase in cooling degree days.  Margins were impacted by the year-over-year increase in sales volumes because WPS reached the annual $14.0 million electric decoupling cap in the second quarter of 2010 and 2009 and remained over the cap through the end of both years.  Therefore, no additional decoupling deferral was allowed for additional shortfalls from authorized margin for the remainder of both years.  Under decoupling, WPS is allowed to defer (up to the established cap) the difference between its actual margin and the rate case authorized margin recognized from residential and small commercial and industrial customers.

•
An approximate $7 million increase in margins due to a 7.5% increase in sales volumes to large commercial and industrial customers, primarily related to changes in the business operations of WPS customers year over year.

•
These increases in regulated electric utility segment margins were partially offset by an approximate $2 million decrease in margins from wholesale customers, primarily due to a decrease in sales volumes.

Operating Income

Operating income at the regulated electric utility segment increased $30.3 million year over year, driven by the $50.1 million increase in margins, partially offset by a $19.8 million increase in operating expenses.

The year-over-year increase in operating expenses was the result of:

•	A $13.5 million increase in electric transmission expense.

•
A $12.9 million increase in customer assistance expense related to payments made to the Focus on Energy program, which helps residents and businesses install cost-effective, energy-efficient, and renewable energy products.

•
A $4.6 million increase in employee benefit costs, primarily related to an increase in pension and other postretirement benefit expenses, driven by the amortization of negative investment returns from prior years.

•	A $4.1 million increase in depreciation and amortization expense, primarily related to the Crane Creek Wind Farm being placed in service for accounting purposes in December 2009.

•	A $3.5 million increase in stock-based compensation expense. See Note 17, "Stock-Based Compensation," for more information.

•	These increases in regulated electric utility operating expenses were partially offset by:

	-	An $8.1 million year-over-year decrease in restructuring expenses related to a reduction in workforce. See Note 3, "Restructuring Expense," for more information.

	-	A $6.0 million decrease in labor costs, driven by the reduction in workforce and company-wide furloughs implemented as part of previously announced cost management efforts.

	-	A $2.1 million decrease in electric maintenance expense, primarily related to a greater number of planned outages at WPS's generation plants during 2009 compared with 2010.

Other Expense

Other expense at the regulated electric utility segment increased $5.8 million year over year, driven by a $5.6 million decrease in AFUDC, primarily related to the construction of the Crane Creek Wind Farm in 2009.

2009 Compared with 2008

Revenues

Regulated electric utility segment revenues decreased $20.7 million, driven by:

•
An approximate $22 million year-over-year reduction in revenues related to refunds due to customers in both 2009 and 2008 related to WPS's over-collection of fuel costs.  On April 23, 2009, the PSCW made 2009 fuel cost recovery subject to refund, effective April 25, 2009, as actual and projected fuel costs for the remainder of the year were estimated to be below the 2% fuel window.  See Note 21, "Regulatory Environment," for more information on WPS's fuel window.

•
A 5.8% decrease in commercial and industrial sales volumes and a 0.8% decrease in residential sales volumes, which resulted in an approximate $20 million year-over-year decrease in revenues, after the impact of decoupling.  The primary drivers of the decrease were:

-
An approximate $29 million year-over-year decrease due to lower demand related to changes in commercial and industrial customers' plant operations, which WPS attributed mainly to the general economic slowdown.

	-	An approximate $6 million decrease primarily related to cooler year-over-year weather during the cooling season as evidenced by the decrease in cooling degree days.

-
These decreases in volumes were partially offset by the $14.0 million impact that decoupling, which went into effect on January 1, 2009, had on WPS's revenues.  Under decoupling, WPS is allowed to defer the difference between its actual margin and the rate case authorized margin recognized from residential and small commercial and industrial customers.  This four-year pilot program for electric decoupling has an annual $14.0 million cap for the deferral of any excess or shortfall from the rate case authorized margin.  This cap was reached during the second quarter of 2009; therefore, no additional decoupling deferral was allowed for additional shortfalls from authorized margin for the second half of the year.

•	An approximate $13 million year-over-year decrease in opportunity sales driven by lower demand and the availability of lower cost power from the MISO market.

•	These decreases in regulated electric utility segment revenues were partially offset by:

-
An approximate $19 million increase in revenues driven by higher wholesale volumes due to an increase in contracted sales volumes to a large wholesale customer and an increase in the wholesale demand rate, effective January 1, 2009, to recover costs related to Weston 4.

-
An approximate $15 million increase in revenues from the combined effect of the July 4, 2008 fuel surcharge, a portion of which was incorporated into WPS's 2009 non-fuel base retail electric rates, and the full year's benefit of the 2008 retail electric rate increase, effective January 16, 2008, for WPS.

Margins

The regulated electric utility segment margins increased $42.2 million, driven by:

•
An approximate $20 million year-over-year increase in margins from wholesale customers related to increases in contracted sales volumes with an existing customer and an increase in the wholesale demand rate, effective January 1, 2009, to recover costs related to Weston 4.

•
An approximate $14 million year-over-year increase in margins from the combined effect of the July 4, 2008 fuel surcharge, a portion of which was incorporated into WPS's 2009 non-fuel base retail electric rates, and the full year's benefit of the 2008 retail electric rate increase, effective January 16, 2008, for WPS.

•
An approximate $11 million year-over-year increase in margins due to fuel and purchased power costs that were approximately $12 million lower than what was recovered in rates during 2009, compared with fuel and purchased power costs that were approximately $1 million lower than what was recovered in rates during 2008.

•
The increase in margins was partially offset by an approximate $3 million year-over-year decrease in margins, after the impact of the WPS decoupling mechanism, caused by a 4.5% year-over-year decrease in sales volumes to residential and commercial and industrial customers.  The $14.0 million impact of decoupling partially offset the approximate $17 million decrease in margins due to lower sales volumes, which was attributed to the general economic slowdown and cooler year-over-year weather during the cooling season.

Operating Income

Operating income at the regulated electric utility segment increased $10.9 million, driven by the $42.2 million increase in margins, partially offset by a $31.3 million increase in operating expenses.

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

•	A $2.5 million decrease in interest earned on the transmission facilities WPS funded on ATC's behalf. WPS was reimbursed by ATC for these transmission facilities in April 2008.

Regulated Natural Gas Utility Segment Operations

				Change in	Change in
	Year Ended December 31			2010 Over	2009 Over
	2010	2009	2008	2009	2008

Revenues	$365.6	$395.6	$539.4	(7.6)%	(26.7)%
Natural gas purchased for resale	211.2	241.7	382.3	(12.6)%	(36.8)%
Margins	154.4	153.9	157.1	0.3%	(2.0)%

Operating and maintenance expense	77.3	71.1	66.8	8.7%	6.4%
Restructuring expense	-	2.6	-	(100.0)%	N/A
Depreciation and amortization expense	22.4	23.0	20.9	(2.6)%	10.0%
Taxes other than income taxes	5.4	6.8	6.2	(20.6)%	9.7%

Operating income	49.3	50.4	63.2	(2.2)%	(20.3)%

Miscellaneous income	0.2	0.6	2.4	(66.7)%	(75.0)%
Interest expense	(9.6)	(10.5)	(9.0)	(8.6)%	16.7%
Other expense	(9.4)	(9.9)	(6.6)	(5.1)%	50.0%

Income before taxes	$39.9	$40.5	$56.6	(1.5)%	(28.4)%

Throughput in therms
Residential	222.1	242.8	258.1	(8.5)%	(5.9)%
Commercial and industrial	125.9	137.2	147.9	(8.2)%	(7.2)%
Interruptible	10.3	8.9	20.1	15.7%	(55.7)%
Interdepartmental	13.9	9.5	28.6	46.3%	(66.8)%
Transport	332.7	339.3	354.8	(1.9)%	(4.4)%
Total throughput in therms	704.9	737.7	809.5	(4.4)%	(8.9)%

Weather
Heating degree days	7,080	7,962	7,969	(11.1)%	(0.1)%

2010 Compared with 2009

Revenues

Regulated natural gas utility segment revenues decreased $30.0 million year over year, driven by:

•	An approximate $34 million decrease in revenues as a result of the 4.4% lower natural gas throughput volumes, related to:

	-	An approximate $25 million decrease as a result of warmer year-over-year weather during the heating season, as evidenced by the 11.1% decrease in heating degree days.

-
An approximate $9 million decrease driven by lower weather-normalized volumes.  Residential customer volumes decreased, which WPS attributes to energy conservation and efficiency efforts.   Commercial and industrial customers' sales volumes also decreased, which WPS attributes to reduced demand related to changes in customers' business operations and conservation and efficiency efforts.

•
An approximate $9 million decrease in revenues as a result of an approximate 5% year-over-year decrease in the average per-unit cost of natural gas sold.  Prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•
Partially offsetting these decreases was the approximate $13 million positive impact of a retail natural gas distribution rate increase effective January 1, 2010.  This rate increase was necessary, in part, to recover higher operating expenses (as discussed below).  See Note 21, "Regulatory Environment," for more information on this rate increase.

Margins

Regulated natural gas utility segment margins increased $0.5 million year over year, driven by the approximate $13 million positive impact of the rate increase, substantially offset by:

•	An approximate $13 million decrease in margins driven by the lower natural gas throughput volumes, resulting from:

	-	An approximate $9 million decrease related to warmer year-over-year weather during the heating season.

	-	An approximate $4 million decrease related to lower weather-normalized volumes, primarily attributed to customer conservation, efficiency efforts, and general economic conditions.

Operating Income

Operating income at the regulated natural gas utility segment decreased $1.1 million year over year, driven by a $1.6 million increase in operating expenses, partially offset by the $0.5 million increase in natural gas margins disclosed above.

The $1.6 million year-over-year increase in operating expenses was driven by:

•
An $8.3 million increase in customer assistance expense related to payments made to the Focus on Energy program, which helps residents and businesses install cost-effective, energy-efficient, and renewable energy products.

•	A $2.2 million increase in employee benefit costs, primarily related to an increase in pension expense, driven by the amortization of negative investment returns from prior years.

•	These increases in operating expense were partially offset by:

-
A $2.7 million decrease in bad debt expense, primarily related to the positive impact lower volumes and lower energy prices had on accounts receivable balances, as well as a decrease in past due account balances.

	-	A $2.6 million decrease in restructuring expenses recorded in 2009 related to a reduction in workforce. See Note 3, "Restructuring Expense," for more information.

	-	A $1.4 million decrease in taxes other than income taxes related to lower gross receipt taxes.

-	A $1.0 million decrease in labor costs as a result of the reduction in workforce and company-wide furloughs implemented as part of previously announced cost management efforts.

2009 Compared with 2008

Revenues

Regulated natural gas utility segment revenues decreased $143.8 million, resulting primarily from:

•
An approximate $95 million decrease in revenues as a result of an approximate 29% decrease in the per-unit cost of natural gas sold by the regulated natural gas utility during 2009 compared with 2008.  Prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•	An approximate $61 million decrease in revenues as a result of lower year-over-year natural gas throughput volumes, driven by:

-
An approximate $42 million decrease related to lower overall volumes, including residential customer volumes, resulting from energy conservation and efficiency efforts.  Lower volumes were also driven by decreased commercial and industrial customer volumes resulting from reduced demand related to changes in customers' plant operations, which WPS attributed to the general economic slowdown.

-
An approximate $19 million decrease related to a reduction in volumes sold to the electric utility segment driven by the availability of lower cost power from MISO, resulting in a decrease in the need for the electric utility to run its natural gas-fired peaking generation units.

•
The decrease in revenues year over year was partially offset by an approximate $12 million increase in revenue resulting from the PSCW's final order that approved a new rate design, which incorporates higher volumetric rates and lower fixed customer charges in addition to a decoupling mechanism effective January 1, 2009.  Under decoupling, WPS is allowed, subject to an annual cap, to defer the difference between the actual and rate case authorized delivery charge components of margin from certain customers and adjust future rates in accordance with rules specified by the PSCW.

Margins

Regulated natural gas utility segment margins decreased $3.2 million, driven by:

•
An approximate $8 million year-over-year decrease in margins resulting from an 8.9% decrease in natural gas throughput volumes attributed to the negative impact of the general economic slowdown and customer conservation and efficiency efforts.  This decrease in margin includes the positive impact of a decoupling mechanism that was first effective on January 1, 2009.  The decoupling mechanism includes an annual $8.0 million cap for the deferral of any excess or shortfall from the rate case authorized margin.  Approximately $7 million of additional margin was recognized due to a shortfall from the rate case authorized margins during 2009.

•	The decrease in margins was partially offset by an approximate $5 million positive year-over-year impact resulting from the change in the rate design for WPS.

Operating Income

Operating income at the regulated natural gas utility segment decreased $12.8 million year over year, driven by a $9.6 million increase in operating expenses and the $3.2 million decrease in natural gas margins.

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

Other Expense

Other expense at the regulated natural gas utility segment increased $3.3 million, driven by a $1.8 million decrease in miscellaneous income and a $1.5 million increase in interest expense year over year.  The primary drivers were:

•	A $2.2 million decrease in AFUDC related to the construction of natural gas laterals for connection to the Guardian II pipeline that were placed in service in February 2009.

•	An increase in interest expense resulting from additional long-term debt issued in the fourth quarter of 2008.

Other Segment Operations

				Change in	Change in
	Year Ended December 31			2010 Over	2009 Over
(Millions)	2010	2009	2008	2009	2008

Operating income	$0.6	$0.4	$0.7	50.0%	(42.9)%
Other income	7.3	6.8	11.8	7.4%	(42.4)%

Income before taxes	$7.9	$7.2	$12.5	9.7%	(42.4)%

2010 Compared with 2009

Income before taxes for other segment operations did not change significantly for the year ended December 31, 2010, compared with the same period in 2009.

2009 Compared with 2008

Income before taxes for other segment operations decreased $5.3 million, driven by a $5.0 million decrease in other income.  The decrease in other income was driven by a $3.4 million increase in interest expense on deferred compensation plans, a $1.3 million decrease in net gains related to land sales, and a $1.2 million decrease in income from WPS's ownership in WRPC.

Provision for Income Taxes

	Year Ended December 31
	2010	2009	2008
Effective Tax Rate	36.6%	36.1%	35.6%

2010 Compared with 2009

The effective tax rate for 2010 increased compared with 2009 and was primarily driven by the elimination of the deductibility of prescription drug payments to retirees, to the extent those payments will be offset by the receipt of the Medicare Part D subsidy, as mandated in the 2010 federal health care legislation.  See "Liquidity and Capital Resources, Other Future Considerations – Federal Health Care Reform" for more information.  As a result of this legislation, WPS expensed $4.4 million of noncash deferred income tax benefits during 2010, which were previously recognized as a reduction in the provision for income taxes.  The increase in the effective tax rate was partially offset by an increase in wind production tax credits in 2010.

2009 Compared with 2008

There was not a significant change in the effective tax rate for 2009 compared with 2008.

BALANCE SHEET

Cash and cash equivalents increased $65.4 million, from $6.0 million at December 31, 2009, to $71.4 million at December 31, 2010.  For a detailed explanation of the change in the cash and cash equivalents balance, see "Liquidity and Capital Resources."

Prepaid federal income tax increased $11.0 million, from $30.6 million at December 31, 2009, to $41.6 million at December 31, 2010, primarily due to a change made in  WPS's tax accounting method related to capitalization of overhead costs, with the consent of the IRS, and the passing of legislation providing for  bonus depreciation.

Detailed explanations for changes in the short-term and long-term debt balances year over year are included in Note 8, "Short-Term Debt and Lines of Credit," and Note 9, "Long-Term Debt."

Detailed explanations for changes in the deferred income taxes balances year over year are included in Note 11, "Income Taxes."

Pension and other postretirement benefit obligations decreased $38.2 million (14.8%) from $258.6 million at December 31, 2009, to $220.4 million at December 31, 2010, primarily due to pension and other postretirement benefit contributions.  See Note 14, "Employee Benefit Plans," for more information.

LIQUIDITY AND CAPITAL RESOURCES

WPS believes that its cash balances, liquid assets, operating cash flows, access to debt markets, and available borrowing capacity provide adequate resources to fund ongoing operating requirements and future capital expenditures related to expansion of existing businesses and development of new projects.  However, WPS's operating cash flows and access to capital markets can be impacted by macroeconomic factors outside of its control.  In addition, WPS's borrowing costs can be impacted by short-term and long-term debt ratings assigned by independent credit rating agencies, as well as the market rates for interest.

Operating Cash Flows

2010 Compared with 2009

During 2010, net cash provided by operating activities was $268.1 million, compared with $463.6 million during 2009.  The $195.5 million year-over-year decrease in net cash provided by operating activities was largely driven by:

•	A $185.7 million net decrease in cash provided by working capital, driven by:

-
An $82.1 million year-over-year increase in cash used for other current liabilities, which was driven by a year-over-year increase in refunds to customers, primarily related to fuel cost over-collections.

-
A $1.4 million increase in accounts receivable and accrued unbilled revenues during 2010, compared with a $58.1 million decrease in accounts receivable and accrued unbilled revenues during 2009, mainly due to changes in natural gas prices.

	-	A $43.7 million year-over-year decrease in cash generated from reduced inventory levels due to changes in natural gas prices.

•	An $83.4 million year-over-year increase in contributions to pension and other postretirement benefit plans.

2009 Compared with 2008

During 2009, net cash provided by operating activities was $463.6 million, compared with $160.4 million during 2008.  The $303.2 million year-over-year increase in net cash provided by operating activities was driven by:

•
A $260.5 million decrease in working capital requirements, primarily due to a $58.1 million decrease in accounts receivable and accrued unbilled revenues in 2009, compared with a $47.0 million increase in accounts receivable and accrued unbilled revenues in 2008, a $45.2 million decrease in inventories during 2009, compared with a $31.8 million increase in inventories during 2008, and a $1.0 million decrease in accounts payable in 2009, compared with a $74.7 million decrease in accounts payable in 2008, all driven by lower year-over-year natural gas prices.

•	The receipt of $4.5 million for income taxes in 2009, compared with the payment of $59.1 million for income taxes in 2008.

•	Partially offsetting these changes was a $25.8 million year-over-year decrease in net recoveries of regulatory assets and liabilities.

Investing Cash Flows

2010 Compared with 2009

Net cash used for investing activities was $78.1 million during 2010, compared with $253.5 million during 2009.  The $175.4 million year-over-year decrease in net cash used for investing activities was primarily driven by a year-over-year decrease in cash used to fund capital expenditures (discussed below).

2009 Compared with 2008

Net cash used for investing activities was $253.5 million during 2009, compared with $172.6 million during 2008.  The $80.9 million year-over-year increase in net cash used for investing activities was primarily driven by the 2008 receipt of $99.7 million from ATC related to WPS's construction of the transmission facilities required to support Weston 4 and the receipt of $8.5 million in proceeds from the transfer of assets from WPS to IBS in 2008.  The increase in net cash used for investing activities was partially offset by the payment of $17.4 million related to WPS's funding of the construction of the transmission facilities required to support Weston 4 in 2008 as well as a decrease in cash used to fund capital expenditures (discussed below).

Capital Expenditures

Capital expenditures by business segment for the years ended December 31 were as follows:

Reportable Segment (millions)	2010	2009	2008
Electric utility	$62.7	$235.2	$190.0
Natural gas utility	22.8	24.3	85.4
WPS consolidated	$85.5	$259.5	$275.4

The decrease in capital expenditures at the electric utility segment in 2010 compared with 2009 was primarily due to decreased expenditures related to the Crane Creek Wind Farm project, which was placed in service for accounting purposes in December 2009.

The increase in capital expenditures at the electric utility segment in 2009 compared with 2008 was primarily due to the Crane Creek Wind Farm project, partially offset by the year-over-year decrease in capital expenditures associated with Weston 4.  The decrease in capital expenditures at the natural gas utility segment in 2009 compared with 2008 was primarily due to a decrease in costs related to the construction of natural gas laterals that connected WPS's natural gas distribution system to the Guardian II natural gas pipeline, which was completed in February 2009.

Financing Cash Flows

2010 Compared with 2009

Net cash used for financing activities was $124.6 million during 2010, compared with $213.1 million during 2009.  The $88.5 million year-over-year decrease in net cash used for financing activities was primarily driven by a $55.0 million year-over-year decrease in return of capital to Integrys Energy Group, as well as a $36.0 million year-over-year decrease in the repayment of short-term borrowings, mainly due to the year-over-year decrease in net cash provided by operating activities.

2009 Compared with 2008

Net cash used for financing activities was $213.1 million in 2009, compared with net cash provided by financing activities of $17.1 million in 2008.  The $230.2 million year-over-year increase in net cash used for financing activities was primarily driven by the issuance of $125.0 million of long-term debt at WPS in 2008, as well as the receipt of $55.0 million in equity contributions from Integrys Energy Group in 2008.  Also contributing to the increase in net cash used for financing activities was the repayment of $43.0 million in short-term borrowings in 2009, compared with the repayment of $0.7 million of short-term borrowings in 2008.  The repayment of short-term borrowings in 2009 was made possible by a year-over-year increase in net cash provided by operating activities.

Significant Financing Activities

WPS had no outstanding commercial paper borrowings at December 31, 2010, and $7.0 million at December 31, 2009.  WPS had other outstanding short-term debt of $10.0 million as of December 31, 2010, and 2009.  See Note 8, "Short-Term Debt and Lines of Credit" for more information.

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

The current credit ratings for WPS are listed in the table below.

Credit Ratings	Standard & Poor's	Moody's
Issuer credit rating	A-	A2
First mortgage bonds	N/A	Aa3
Senior secured debt	A	Aa3
Preferred stock	BBB	Baa1
Commercial paper	A-2	P-1
Credit facility	N/A	A2

Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independent of any other rating.

On January 21, 2011, Standard & Poor’s confirmed the "stable" outlook for WPS, while revising the outlook for Integrys Energy Group to "positive" from "stable."

On May 27, 2010, Moody's revised the outlook for Integrys Energy Group and all of its subsidiaries to "stable" from "negative."  According to Moody's, the revised outlook reflected a reduced business risk profile driven by the recently completed restructuring of Integrys Energy Group's nonregulated operations into a smaller segment with significantly reduced collateral requirements.  Moody's also raised the senior secured debt and first mortgage bonds ratings for WPS from "A1" to "Aa3."  According to Moody's, the upgrade follows the August 2009 upgrade of the senior secured ratings of the majority of its investment grade regulated utilities (issuers with negative outlooks were excluded from the August 2009 upgrade).

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of WPS, including its subsidiary, as of December 31, 2010.

		Payments Due By Period
(Millions)	Total Amounts Committed	2011	2012 to 2013	2014 to 2015	2016 and Thereafter

Long-term debt principal and interest payments (1)	$1,232.6	$194.6	$366.2	$174.4	$497.4
Operating lease obligations	22.4	2.4	3.3	1.7	15.0
Commodity purchase obligations (2)	1,728.2	311.9	591.3	302.7	522.3
Purchase orders (3)	99.4	96.8	2.6	-	-
Pension and other postretirement funding obligations (4)	276.6	73.3	94.4	31.7	77.2
Total contractual cash obligations	$3,359.2	$679.0	$1,057.8	$510.5	$1,111.9

(1)	Represents bonds and notes issued by WPS. WPS records all principal obligations on the balance sheet.

(2)	The costs of commodity purchase obligations are expected to be recovered in future customer rates.

(3)	Includes obligations related to normal business operations and large construction obligations.

(4)	Obligations for pension and other postretirement benefit plans, other than the Integrys Energy Group Retirement Plan, cannot reasonably be estimated beyond 2013.

The table above does not reflect payments related to the manufactured gas plant remediation liability of $76.1 million at December 31, 2010, as the amount and timing of payments are uncertain.  WPS anticipates incurring costs annually to remediate these sites, but management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates.  See Note 12, "Commitments and Contingencies," for more information about environmental liabilities.  In addition, the table does not reflect any payments for the December 31, 2010, liability of $4.8 million related to uncertain tax positions, as the amount and timing of payments are uncertain.  See Note 11, "Income Taxes," for more information on uncertain tax positions.

Capital Requirements

As of December 31, 2010, capital expenditures for WPS for the three-year period 2011 through 2013 were anticipated to be as follows:

(Millions)
Environmental projects	$316.8
Electric and natural gas distribution projects	123.5
Electric and natural gas delivery and customer service projects	32.8
Other projects	123.9
Total capital expenditures	$597.0

All projected capital and investment expenditures are subject to periodic review and may vary significantly from the estimates depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints and requirements, changes in tax laws and regulations, market volatility, and economic trends.

Capital Resources

Management exercises discretion regarding the liquidity and capital resource needs of its business segments.  This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies, to utilize risk management policies to hedge the impact of volatile commodity prices, and to make decisions regarding capital requirements.  WPS plans to meet its capital requirements for the period 2011 through 2013 primarily through internally generated funds, debt financings, and equity infusions from Integrys Energy Group.  WPS plans to maintain current debt to equity ratios at appropriate levels to support current credit ratings and corporate growth.  Management believes WPS has adequate financial flexibility and resources to meet its future needs.

Under an existing shelf registration statement, WPS may issue up to $250.0 million of senior debt securities with amounts, prices, and terms to be determined at the time of future offerings.  In December 2008, WPS issued $125.0 million of 6.375%, 7-year Senior Notes under this shelf registration statement.

At December 31, 2010, WPS was in compliance with all covenants related to outstanding short-term and long-term debt and expects to be in compliance with all such debt covenants for the foreseeable future.

See Note 8, "Short-Term Debt and Lines of Credit," for more information on WPS's credit facilities and other short-term credit agreements, including short-term debt covenants.  See Note 9, "Long-Term Debt," for more information on WPS's long-term debt and related covenants.

Other Future Considerations

Decoupling

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

Weston 4 Operating Issue

In the fourth quarter of 2008, the supercritical boiler at WPS's Weston 4 power plant experienced several forced outages related to significant oxidation and subsequent exfoliation within the superheater outlet tubes.  The additional maintenance costs incurred to date relative to repairing and returning the superheater to service have been covered by the boiler's manufacturer.  WPS temporarily reduced the main steam operating temperature of the boiler to address this issue from a short-term perspective, resulting in reduced output.  WPS subsequently raised the steam operating temperature back to initial design level.  WPS, working with the boiler manufacturer, has undertaken quarterly outages of the Weston 4 unit to manage and monitor the exfoliation and there have been no further exfoliation-related tube failures to date.  WPS expects to increase the time between outages for exfoliation purposes over the next several years.  The outages and de-rate associated with the exfoliation issue required WPS to purchase replacement power to meet its supply requirements.  WPS deferred a portion of its historical replacement power costs, in accordance with Wisconsin fuel rules, and requested recovery of its forecasted exfoliation outage costs.  The PSCW issued an order on January 13, 2011, allowing cost recovery related to exfoliation.  In addition, the PSCW found that additional measurement or testing related to the exfoliation event is not required by WPS.

Climate Change

The EPA began regulating greenhouse gas emissions under the CAA in January 2011, by applying the BACT requirements associated with the New Source Review program to new and modified larger greenhouse gas emitters.  Technology to remove and sequester greenhouse gas emissions is not commercially available at scale; hence, the EPA issued guidance that defines BACT in terms of improvements in energy efficiency as opposed to relying on pollution control equipment.  In December 2010, the EPA announced its intent to develop new source performance standards for greenhouse gas emissions for new and modified, as well as existing, electric utility steam generating units.  The EPA plans to propose standards in 2011, and finalize standards in 2012.  Efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions, and to create national or state renewable portfolio standards.  Currently there is no applicable federal or state legislation pending that specifically addresses greenhouse gas emissions.

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

All of WPS's generation and distribution facilities are located in the upper Midwest region of the United States.  The same is true for all of WPS's customers' facilities.  The physical risks posed by climate change for these areas are not expected to be significant at this time.  Ongoing evaluations will be conducted as more information on the extent of such physical changes becomes available.

Federal Health Care Reform

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (HCR) were signed into law.  HCR contains various provisions that will affect the cost of providing health care coverage to active and retired employees of WPS and their dependents.  Although these provisions become effective at various times over the next 10 years, some provisions that affect the cost of providing benefits to retirees were reflected in 2010.

Most notably, there is a provision of HCR that, beginning in 2013, eliminates the tax deduction for employer-paid postretirement prescription drug charges to the extent those charges will be offset by the receipt of a federal Medicare Part D subsidy.  As a result, WPS was required to eliminate a portion of its deferred tax asset related to postretirement benefits.  The total amount of the deferred tax asset that was reduced for the loss of the deduction was $4.5 million, all of which flowed through to net income as a component of income tax expense in 2010.  WPS is seeking recovery in rates for the income impacts of this tax law change.  If recovery in rates becomes probable, income tax expense would be reduced in that period, but at this time WPS is not able to predict how much will ultimately be recovered in rates.

Other provisions of HCR include the elimination of certain annual and lifetime maximum benefits, broadening of plan eligibility requirements, elimination of pre-existing condition restrictions, an excise tax on high-cost health plans, changes to the Medicare Part D prescription drug program, and numerous other changes.  WPS began participation in the Early Retiree Reinsurance Program that became effective on June 1, 2010.  WPS continues to assess the extent to which the provisions of the new law will affect its future health care and related employee benefit plan costs.

Wisconsin Fuel Rules

Assembly Bill (AB) 600 was signed into law on May 18, 2010.  AB 600 streamlines the current fuel rule administered by the PSCW.  The current rule results in regulatory lag and hampers the ability of the PSCW to respond to rapid changes in fuel costs.  AB 600 provides that the utility will defer any change in approved fuel costs in excess of a percentage set by the PSCW.  The new rules will apply to WPS’s 2011 fuel costs.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act)

The Dodd-Frank Act was signed into law in July 2010.  Although a few provisions were effective with the passing of the act, the majority of the rules to implement the provisions will be finalized and become effective over the 18 months following the signing of the act.  Depending on the final rules, certain provisions of the Dodd-Frank Act relating to derivatives could result in increased capital and/or collateral requirements.  Final rules for these provisions are expected in the second quarter of 2011.  WPS is monitoring developments related to this act and their impacts on its future results of operations, cash flows, and financial position.

Recent Tax Law Changes

In December 2010, President Obama signed into law The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  This act includes tax incentives, such as an extension and increase of bonus depreciation, the extension of the research and experimentation credit, and the extension of treasury grants in lieu of claiming the investment tax credit for certain renewable energy investments.  In September 2010, President Obama signed into law the Small Business Jobs Act of 2010.  This act includes tax incentives, such as an extension to bonus depreciation and changes to listed property, that affect WPS.  WPS anticipates these tax law changes will likely result in $40.0 million to $50.0 million of reduced cash payments for taxes during 2011 through 2012.  These incentives may also have the effect of reducing WPS’s utility rate base and, thus, future earnings relative to prior expectations.  WPS is evaluating the most appropriate manner to deploy the additional cash, which may include, among other things, making incremental contributions to its various employee benefit plans or funding additional capital investments.

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

Goodwill Impairment

WPS reviews goodwill for impairment as required by GAAP.  Goodwill is tested for impairment annually on April 1 or more frequently when events or circumstances warrant.  The test for impairment includes estimating the fair market value of the reporting unit using assumptions about future profitability and the correlation between the natural gas utility operations and published projections for other similar natural gas utility operations.  A significant decrease in market values and/or projected future cash flows could result in an impairment loss.

As of December 31, 2010, WPS's natural gas utility reporting unit had goodwill of $36.4 million.  The fair value of the reporting unit currently exceeds the carrying amount by a significant amount, such that WPS believes it is unlikely to fail step one of the goodwill impairment test in the foreseeable future.

Receivables

WPS accrues estimated amounts of revenue for services rendered but not yet billed.  Estimated unbilled revenues are calculated using a variety of factors based on customer class.  At December 31, 2010, and 2009, WPS's unbilled revenues were $69.7 million and $69.0 million, respectively.  Any difference between actual revenues and the estimates are recorded in revenue in the next period.  Differences historically have not been significant.

Pension and Other Postretirement Benefits

The costs of providing non-contributory defined benefit pension benefits and other postretirement benefits, described in Note 14, "Employee Benefit Plans," are dependent upon numerous factors resulting from actual plan experience and assumptions regarding future experience.

Pension and other postretirement benefit costs are impacted by actual employee demographics (including age, compensation levels, and employment periods), the level of contributions made to the plans, and earnings on plan assets.  Pension and other postretirement benefit costs may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets, discount rates, and expected health care cost trends.  Changes made to the plan provisions may also impact current and future pension and other postretirement benefit costs.

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

Actuarial Assumption (Millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2010 Pension Cost
Discount rate	(0.5)	$32.9	$2.5
Discount rate	0.5	(30.4)	(2.4)
Rate of return on plan assets	(0.5)	N/A	2.4
Rate of return on plan assets	0.5	N/A	(2.4)

The following table shows how a given change in certain actuarial assumptions would impact the accumulated other postretirement benefit obligation and the reported net periodic other postretirement benefit cost.  Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (Millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2010 Postretirement Benefit Cost
Discount rate	(0.5)	$20.0	$1.8
Discount rate	0.5	(17.8)	(1.5)
Health care cost trend rate	(1.0)	(33.2)	(4.8)
Health care cost trend rate	1.0	41.0	6.0
Rate of return on plan assets	(0.5)	N/A	0.8
Rate of return on plan assets	0.5	N/A	(0.8)

The discount rates are selected based on hypothetical bond portfolios consisting of non-callable (or callable with make-whole provisions), non-collateralized, high-quality corporate bonds with maturities between 0 and 30 years.  The bonds are generally rated "Aa" with a minimum amount outstanding of

$50 million.  From the hypothetical bond portfolios, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plans' expected future benefit payments.

The expected return on asset assumption is based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios.  The assumed long-term rate of return was 8.5% in 2010, 2009, and 2008.  For 2010, 2009, and 2008, the actual rates of return on pension plan assets, net of fees, were 13.1%, 22.0%, and (24.7)%, respectively.

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

Regulatory Accounting

The electric and natural gas utility segments of WPS follow the guidance under the Regulated Operations Topic of the FASB ASC, and the financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating these segments.  Certain items that would otherwise be immediately recognized as revenues and expenses are deferred as regulatory assets and regulatory liabilities for future recovery or refund to customers, as authorized by WPS's regulators.  Future recovery of regulatory assets is not assured, and is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness.  Management regularly assesses whether these regulatory assets and liabilities are probable of future recovery or refund by considering factors such as changes in the regulatory environment, earnings at the electric and natural gas utility segments, and the status of any pending or potential deregulation legislation.  Once approved, the regulatory assets and liabilities are amortized into income over the rate recovery period.  If recovery or refund of costs is not approved or is no longer deemed probable, these regulatory assets or liabilities are recognized in current period income.

The application of the Regulated Operations Topic of the FASB ASC would be discontinued if all or a separable portion of WPS’s electric and natural gas utility segment’s operations would no longer meet the criteria for application.  Assets and liabilities recognized solely due to the actions of rate regulation would no longer be recognized on the balance sheet, but rather classified as an extraordinary item in income for the period in which the discontinuation occurred.  A write-off of all of WPS's regulatory assets and regulatory liabilities at December 31, 2010, would result in a 12.6% decrease in total assets and a 12.5% decrease in total liabilities.  The largest regulatory asset at December 31, 2010, related to unrecognized pension and other postretirement benefit costs, and a write-off of that regulatory asset at December 31, 2010, would result in a 6.6% decrease in total assets.  See Note 6, "Regulatory Assets and Liabilities," for more information.

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

Uncertainty associated with the application of tax statutes and regulations and the outcomes of tax audits and appeals requires that judgments and estimates be made in the accrual process and in the calculation of effective tax rates.  Only income tax benefits that meet the "more likely than not" recognition threshold may be recognized or continue to be recognized.  Changes in the unrecognized tax benefits are estimated based on an evaluation of the degree of uncertainty, the nature of an event that could cause a change, and an estimate of the range of reasonably possible changes.

Significant management judgment is required in determining WPS's provision for income taxes, deferred tax assets and liabilities, the liability for unrecognized tax benefits, and any valuation allowance recorded against deferred tax assets.  The assumptions involved are supported by historical data, reasonable projections, and technical interpretations of applicable tax laws and regulations across multiple taxing jurisdictions.  Significant changes in these assumptions could have a material impact on WPS's financial condition and results of operations.  See Note 1(p) "Summary of Significant Accounting Policies - Income Taxes," and Note 11, "Income Taxes," for a discussion of accounting for income taxes.

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

Commodity Price Risk and Regulatory Recovery Risk

The electric operations of WPS purchase coal, natural gas, and fuel oil for use in power generation. They also purchase power from the MISO market at a price that is often reflective of the underlying cost of natural gas used in power generation.  Prudent fuel and purchased power costs are recovered from customers under one-for-one recovery mechanisms by the wholesale electric operations and Michigan retail electric operations.  The costs of natural gas used by the natural gas operations are also generally recovered from customers under one-for-one recovery mechanisms.  These recovery mechanisms greatly reduce commodity price risk for the utilities.

WPS's Wisconsin retail electric operations do not have a one-for-one recovery mechanism for price fluctuations.  Instead, a "fuel window" mechanism partially mitigates the year-to-year price risk.  See Note 1(f), "Summary of Significant Accounting Policies – Revenue and Customer Receivables," for more information.

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

Due to short-term borrowings, WPS has exposure to variable interest rates.  Based on the variable rate debt of WPS outstanding at December 31, 2010, a hypothetical increase in market interest rates of 100 basis points would have increased annual interest expense by $0.1 million.  Comparatively, based on the variable rate debt outstanding at December 31, 2009, an increase in interest rates of 100 basis points would have increased interest expense by $0.2 million. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

Equity Return and Principal Preservation Risk

WPS currently funds liabilities related to employee benefits through various external trust funds.  The trust funds are managed by numerous investment managers and hold investments in debt and equity securities.  Changes in the market value of these investments can have an impact on the future expenses related to these liabilities.  Declines in the equity markets or declines in interest rates may result in increased future costs for the plans and require contributions into the plans.  The trust fund portfolio is monitored by benchmarking the performance of the investments against certain security indices.  The employee benefit costs are recovered in customers' rates, mitigating the equity return and principal preservation risk on these exposures.  Also, the likelihood of an increase in the employee benefit obligations, which the investments must fund, has been partially mitigated as a result of certain employee groups no longer being eligible to participate in, or accumulate benefits in, certain pension and other postretirement benefit plans.  Specifically, effective January 1, 2008, and December 18, 2009, the defined benefit pension plans were closed to new non-union and union hires at WPS, respectively.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.  MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of WPS and its subsidiary is responsible for establishing and maintaining adequate internal control over financial reporting.  WPS's control systems were designed to provide reasonable assurance to WPS's management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

WPS's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2010, WPS's internal control over financial reporting is effective.

B. CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31
(Millions)	2010	2009	2008

Operating revenues	$1,589.0	$1,583.8	$1,748.4

Cost of fuel, natural gas, and purchased power	722.5	767.8	971.3
Operating and maintenance expense	455.0	424.2	403.2
Restructuring expense	(0.3)	10.4	-
Depreciation and amortization expense	110.6	107.1	99.5
Taxes other than income taxes	46.2	48.7	46.6
Operating income	255.0	225.6	227.8

Miscellaneous income	12.4	16.8	21.6
Interest expense	(54.4)	(54.0)	(44.0)
Other expense	(42.0)	(37.2)	(22.4)

Income before taxes	213.0	188.4	205.4
Provision for income taxes	78.0	68.0	73.1
Net income	135.0	120.4	132.3

Preferred stock dividend requirements	3.1	3.1	3.1
Net income attributed to common shareholder	$131.9	$117.3	$129.2

The accompanying notes to the consolidated financial statements are an integral part of these statements.

C. CONSOLIDATED BALANCE SHEETS

At December 31
(Millions)	2010	2009

Assets
Cash and cash equivalents	$71.4	$6.0
Accounts receivable and accrued unbilled revenues, net of reserves of $3.1 and $5.0, respectively	203.9	203.6
Receivables from related parties	4.2	8.1
Inventories	70.4	70.1
Regulatory assets	46.0	40.5
Materials and supplies, at average cost	25.5	24.8
Prepaid federal income tax	41.6	30.6
Prepaid gross receipts tax	39.3	39.0
Other current assets	25.8	17.9
Current assets	528.1	440.6

Property, plant, and equipment, net of accumulated depreciation of $1,213.8 and $1,182.0, respectively	2,345.7	2,379.8
Regulatory assets	379.0	362.0
Receivables from related parties	13.7	10.5
Goodwill	36.4	36.4
Other long-term assets	83.1	82.0
Total assets	$3,386.0	$3,311.3

Liabilities and Shareholders' Equity
Short-term debt	$10.0	$17.0
Current portion of long-term debt	150.0	-
Accounts payable	102.8	109.0
Payables to related parties	23.2	26.5
Regulatory liabilities	18.5	44.4
Customer credit balances	17.8	28.2
Other current liabilities	41.3	47.6
Current liabilities	363.6	272.7

Long-term debt to parent	8.6	9.3
Long-term debt	721.1	870.9
Deferred income taxes	427.9	294.2
Deferred investment tax credits	9.2	9.8
Regulatory liabilities	255.9	234.2
Environmental remediation liabilities	76.1	75.3
Pension and other postretirement benefit obligations	220.4	258.6
Payables to related parties	9.0	9.0
Other long-term liabilities	95.8	98.1
Long-term liabilities	1,824.0	1,859.4

Commitments and contingencies

Preferred stock - $100 par value; 1,000,000 shares authorized; 511,882 shares issued and outstanding	51.2	51.2
Common stock - $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid-in capital	626.7	640.2
Retained earnings	424.9	392.2
Total liabilities and shareholders' equity	$3,386.0	$3,311.3

The accompanying notes to the consolidated financial statements are an integral part of these statements.

D. CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31
(Millions, except share amounts)			2010	2009

Common stock equity
Common stock - $4 par value; 32,000,000 shares authorized;
23,896,962 shares outstanding			$95.6	$95.6
Additional paid-in capital			626.7	640.2
Retained earnings			424.9	392.2
Total common stock equity			1,147.2	1,128.0

Preferred stock
Cumulative; $100 par value; 1,000,000 shares authorized
with no mandatory redemption -

	Series	Shares Outstanding
	5.00%	131,916	13.2	13.2
	5.04%	29,983	3.0	3.0
	5.08%	49,983	5.0	5.0
	6.76%	150,000	15.0	15.0
	6.88%	150,000	15.0	15.0
Total preferred stock			51.2	51.2

Long-term debt to parent
	Series	Year Due
	8.76%	2015	3.4	3.8
	7.35%	2016	5.2	5.5
Total long-term debt to parent			8.6	9.3

Long-term debt
First Mortgage Bonds
	Series	Year Due
	7.125%	2023	0.1	0.1
Senior Notes
	Series	Year Due
	6.125%	2011	150.0	150.0
	4.875%	2012	150.0	150.0
	3.95%	2013	22.0	22.0
	4.80%	2013	125.0	125.0
	6.375%	2015	125.0	125.0
	5.65%	2017	125.0	125.0
	6.08%	2028	50.0	50.0
	5.55%	2036	125.0	125.0
Total First Mortgage Bonds and Senior Notes			872.1	872.1
Unamortized discount on long-term debt, net			(1.0)	(1.2)
Total			871.1	870.9
Current portion			(150.0)	-
Total long-term debt			721.1	870.9
Total capitalization			$1,928.1	$2,059.4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

E. CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

				Additional
	Comprehensive		Common	Paid in	Retained
(Millions)	Income	Total	Stock	Capital	Earnings

Balance at December 31, 2007		$1,146.6	$95.6	$713.8	$337.2
Net income attributed to common shareholder	$129.2	129.2	-	-	129.2
Comprehensive income	$129.2
Net return of capital to parent		(10.0)	-	(10.0)	-
Dividends to parent		(93.9)	-	-	(93.9)
Other		3.1	-	3.6	(0.5)

Balance at December 31, 2008		$1,175.0	$95.6	$707.4	$372.0
Net income attributed to common shareholder	$117.3	117.3	-	-	117.3
Comprehensive income	$117.3
Net return of capital to parent		(70.0)	-	(70.0)	-
Dividends to parent		(96.7)	-	-	(96.7)
Other		2.4	-	2.8	(0.4)

Balance at December 31, 2009		$1,128.0	$95.6	$640.2	$392.2
Net income attributed to common shareholder	$131.9	131.9	-	-	131.9
Comprehensive income	$131.9
Net return of capital to parent		(15.0)	-	(15.0)	-
Dividends to parent		(99.6)	-	-	(99.6)
Other		1.9	-	1.5	0.4

Balance at December 31, 2010		$1,147.2	$95.6	$626.7	$424.9

The accompanying notes to the consolidated financial statements are an integral part of these statements.

F. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(Millions)	2010	2009	2008
Operating Activities
Net Income	$135.0	$120.4	$132.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	110.6	107.1	99.5
Refund of nonqualified decommissioning fund	(0.5)	(0.5)	(0.5)
Recoveries and refunds of other regulatory assets and liabilities	10.8	12.2	38.0
Deferred income taxes and investment tax credit	125.3	102.2	12.6
Bad debt expense	7.3	11.7	9.4
Allowance for equity funds used during construction	(1.0)	(7.2)	(7.0)
Pension and other postretirement expense	24.2	14.0	6.8
Pension and other postretirement contributions	(93.8)	(10.4)	(23.5)
Equity income, net of dividends	(1.2)	(1.9)	(0.8)
Other	6.4	(14.7)	23.4
Changes in working capital
Collateral on deposit	(2.4)	11.1	(6.6)
Accounts receivable and accrued unbilled revenues	(1.4)	58.1	(47.0)
Inventories	1.5	45.2	(31.8)
Prepaid federal income taxes	(11.0)	(27.6)	43.5
Other current assets	(7.5)	(3.2)	(5.3)
Accounts payable	(1.1)	(1.0)	(74.7)
Accrued taxes	0.2	(0.7)	(3.8)
Other current liabilities	(33.3)	48.8	(4.1)
Net cash provided by operating activities	268.1	463.6	160.4

Investing Activities
Capital expenditures	(85.5)	(259.5)	(275.4)
Proceeds from the sale or disposal of assets	3.4	3.1	7.3
Assets transferred to IBS	-	-	8.5
Cash paid for transmission interconnection	-	-	(17.4)
Proceeds received from transmission interconnection	-	-	99.7
Other	4.0	2.9	4.7
Net cash used for investing activities	(78.1)	(253.5)	(172.6)

Financing Activities
Short-term debt, net	(7.0)	(43.0)	(0.7)
Issuance of long-term debt	-	-	125.0
Repayment of long-term debt	(0.7)	(0.6)	(0.6)
Dividends to parent	(99.6)	(96.7)	(93.9)
Equity contributions from parent	-	-	55.0
Return of capital to parent	(15.0)	(70.0)	(65.0)
Preferred stock dividends	(3.1)	(3.1)	(3.1)
Other	0.8	0.3	0.4
Net cash (used for) provided by financing activities	(124.6)	(213.1)	17.1
Net change in cash and cash equivalents	65.4	(3.0)	4.9
Cash and cash equivalents at beginning of year	6.0	9.0	4.1
Cash and cash equivalents at end of year	$71.4	$6.0	$9.0

The accompanying notes to WPS's consolidated financial statements are an integral part of these statements.

G.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Nature of Operations--WPS is a regulated electric and natural gas utility, serving customers in northeastern Wisconsin and an adjacent portion of Michigan's Upper Peninsula.  WPS is subject to the jurisdiction of, and regulation by, the PSCW and the MPSC, which have general supervisory and regulatory powers over virtually all phases of the public utility business in Wisconsin and Michigan, respectively.  WPS is also subject to the jurisdiction of the FERC, which regulates WPS's natural gas pipelines and wholesale electric rates.  At December 31, 2010, WPS had one wholly owned subsidiary, WPS Leasing.

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

(d)           Change in Accounting Policy--During the fourth quarter of 2010, WPS changed its method of accounting for ITCs from the flow-through method to the deferral method.  WPS's regulated natural gas and electric utilities historically used the flow-through method of accounting for ITCs.  However, after also applying the Regulated Operations Topic of the FASB ASC, accounting for ITCs for regulated operations effectively resulted in the deferral of such credits because the benefit reduces customer rates and the provision for income taxes over the life of the asset that generated the ITC.  Therefore, the change in accounting policy had no effect on WPS's Consolidated Financial Statements when applied retrospectively.

(e)           Cash and Cash Equivalents--Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the WPS Consolidated Statements of Cash Flows:

(Millions)	2010	2009	2008
Cash paid for interest	$49.1	$49.4	$42.7
Cash (received) paid for income taxes	(30.3)	(4.5)	59.1

Construction costs funded through accounts payable and treated as noncash investing activities totaled $5.7 million, $13.5 million, and $20.6 million at December 31, 2010, 2009, and 2008, respectively.

(f)           Revenue and Customer Receivables--Revenues are recognized on the accrual basis and include estimated amounts for electric and natural gas services provided but not billed.  At December 31, 2010 and 2009, WPS's unbilled revenues were $69.7 million and $69.0 million, respectively.  At

December 31, 2010, there were no customers or industries that accounted for more than 10% of WPS's revenues.

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

WPS's Wisconsin retail electric operations do not have a one-for-one recovery mechanism to recover fuel and purchased power costs.  Instead, a "fuel window" mechanism is used to recover these costs.  Under the fuel window, if actual fuel and purchased power costs deviate by more than 2% from costs included in the rates charged to customers, a rate review can be triggered.  Once a rate review is triggered, rates may be reset (subject to PSCW approval) for the remainder of the year to recover or refund, on an annualized basis, the projected increase or decrease in the cost of fuel and purchased power.

WPS is required to provide service and grant credit (with applicable deposit requirements) to customers within its service territories.  WPS continually reviews its customers' credit-worthiness and obtains or refunds deposits accordingly.  WPS is precluded from discontinuing service to residential customers during winter moratorium months.

WPS both sells and purchases power in the MISO market.  If WPS is a net seller in a particular hour, the net amount is reported as revenue.  If WPS is a net purchaser in a particular hour, the net amount is recorded within cost of fuel, natural gas, and purchased power on the Consolidated Statements of Income.

WPS presents revenues net of pass-through taxes on the Consolidated Statements of Income.

(g)           Inventories--Inventories consist of natural gas in storage and fossil fuels, including coal.  Average cost is used to value fossil fuels and natural gas in storage.

(h)           Risk Management Activities--As part of its regular operations, WPS enters into contracts, including options, futures, forwards, and other contractual commitments, to manage changes in commodity prices, which are described more fully in Note 2, "Risk Management Activities."  Derivative instruments are entered into in accordance with the terms of the risk management plans approved by the WPS Board of Directors and the PSCW or MPSC.

All derivatives are recognized on the balance sheet at their fair value unless they are designated as and qualify for the normal purchases and sales exception.  WPS continually assesses its contracts designated as normal and will discontinue the treatment of these contracts as normal if the required criteria are no longer met.  Most energy-related physical and financial derivatives at WPS qualify for regulatory deferral.  These derivatives are marked to fair value; the resulting risk management assets are offset with regulatory liabilities or decreases to regulatory assets, and risk management liabilities are offset with regulatory assets or decreases to regulatory liabilities.  Management believes any gains or losses resulting from the eventual settlement of these derivative instruments will be collected from or refunded to customers in rates.

WPS classifies unrealized gains and losses on derivative instruments that do not qualify for regulatory deferral as a component of natural gas purchased for resale or operating and maintenance expense, depending on the nature of the transaction.

Derivative accounting rules provide the option to present certain asset and liability derivative positions net on the balance sheet and to net the related cash collateral against these net derivative positions.  WPS elected not to net these items.  On the Consolidated Balance Sheets, cash collateral provided to others is reflected in other current assets.

(i)           Emission Allowances--WPS accounts for emission allowances as inventory at average cost by vintage year.  Charges to income result when allowances are utilized in operating WPS's generation plants.  Gains on sales of allowances are returned to ratepayers.

(j)           Property, Plant, and Equipment--Utility plant is stated at cost, including any associated AFUDC and asset retirement costs.  The costs of renewals and betterments of units of property (as distinguished from minor items of property) are capitalized as additions to the utility plant accounts.  Except for land, no gain or loss is recognized in connection with ordinary retirements of utility property units.  WPS charges the cost of units of property retired, sold, or otherwise disposed of, less salvage value, to the accumulated provision for depreciation.  WPS records a regulatory liability for removal costs included in rates, with actual removal costs charged against the liability as incurred.  Maintenance, repair, replacement, and renewal costs associated with items not qualifying as units of property are considered operating expenses.

WPS records straight-line depreciation expense over the estimated useful life of utility property, using depreciation rates as approved by the applicable regulators. Annual utility composite depreciation rates are shown below.

Annual Utility Composite Depreciation Rates	2010	2009	2008
Electric	3.05%	3.04%	3.09%
Natural gas	3.28%	3.30%	3.39%

WPS capitalizes certain costs related to software developed or obtained for internal use and amortizes those costs to operating expense over the estimated useful life of the related software, which ranges from three to five years.  If software is retired prior to being fully amortized, the difference is recorded as a loss on the Consolidated Statements of Income.

See Note 4, "Property, Plant, and Equipment," for details regarding WPS's property, plant, and equipment balances.

(k)           AFUDC--WPS capitalizes the cost of funds used for construction using a calculation that includes both internal equity and external debt components, as required by regulatory accounting.  The internal equity component of capitalized AFUDC is accounted for as other income, and the external debt component is accounted for as a decrease to interest expense.

Approximately 50% of WPS's retail jurisdictional construction work in progress expenditures are subject to the AFUDC calculation.  For 2010, WPS's average AFUDC retail rate was 8.61%, and its AFUDC wholesale rate was 4.73%.

WPS's allowance for equity funds used during construction for 2010, 2009, and 2008 was $0.7 million, $5.1 million, and $5.2 million, respectively.  WPS's allowance for borrowed funds used during construction for 2010, 2009, and 2008 was $0.3 million, $2.0 million, and $1.8 million, respectively.

(l)           Regulatory Assets and Liabilities--Regulatory assets represent probable future revenue associated with certain costs or liabilities that have been deferred and are expected to be recovered from customers through the ratemaking process.  Regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or amounts collected in rates for future costs.  If at any reporting date a previously recorded regulatory asset is no longer probable of recovery, the regulatory asset is reduced to the amount considered probable of recovery with the reduction charged to expense in the year the determination is made.  See Note 6, "Regulatory Assets and Liabilities," for more information.

(m)           Goodwill--Goodwill is not amortized, but is subject to an annual impairment test.  WPS's natural gas utility reporting unit contains goodwill and performs its annual goodwill impairment test during the second quarter of each year, and interim impairment tests when impairment indicators are present.

(n)           Retirement of Debt--Any call premiums or unamortized expenses associated with refinancing utility debt obligations are amortized consistent with regulatory treatment of those items.  Any gains or losses resulting from the retirement of utility debt that is not refinanced are either amortized over the remaining life of the original debt or recorded through earnings.

(o)           Asset Retirement Obligations--WPS recognizes legal obligations at fair value associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development, and/or normal operation of the assets.  A liability is recorded for these obligations as long as the fair value can be reasonably estimated, even if the timing or method of settling the obligation is unknown.  The asset retirement obligations are accreted using a credit-adjusted risk-free interest rate commensurate with the expected settlement dates of the asset retirement obligations; this rate is determined at the date the obligation is incurred.  The associated retirement costs are capitalized as part of the related long-lived assets and are depreciated over the useful lives of the assets.  Subsequent changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability and the associated retirement cost.  See Note 10, "Asset Retirement Obligations," for more information.

(p)           Income Taxes--Deferred income taxes have been recorded to recognize the expected future tax consequences of events that have been included in the financial statements by using currently enacted tax rates for the differences between the tax basis of assets and liabilities and the basis reported in the financial statements.  WPS records valuation allowances for deferred tax assets when it is uncertain if the benefit will be realized in the future.  WPS is allowed to defer certain adjustments made to income taxes that will impact future rates and record regulatory assets or liabilities related to these adjustments.

In 2010, WPS changed its method of accounting for ITCs from the flow-through method to the deferral method.  Under the deferral method, WPS defers the ITCs in the year the credit is received and reduces the provision for income taxes over the useful life of the related property.  See Note 1 (d), "Change in Accounting Policy," for additional information on this change in accounting policy.

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

WPS and its subsidiary are included in the consolidated United States income tax return filed by Integrys Energy Group.  WPS and its subsidiary are parties to a federal and state tax allocation arrangement with Integrys Energy Group and its subsidiaries under which each entity determines its provision for income taxes on a stand-alone basis.  WPS settles the intercompany liabilities at the time that payments are made to the applicable taxing authority.  See Note 23, "Related Party Transactions," for disclosure of intercompany payables or receivables related to income taxes.

WPS reports interest and penalties accrued related to income taxes as a component of provision for income taxes in the Consolidated Statements of Income, as well as regulatory assets or regulatory liabilities in the Consolidated Balance Sheets.

For more information regarding WPS's accounting for income taxes, see Note 11, "Income Taxes."

(q)           Guarantees--WPS follows the guidance of the Guarantees Topic of the FASB ASC, which requires that the guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  For additional information on guarantees, see Note 13, "Guarantees."

(r)           Employee Benefits--The costs of pension and other postretirement benefits are expensed over the periods during which employees render service.  The transition obligation related to the other postretirement benefit plans is being recognized over a 20-year period beginning in 1993.  In computing the expected return on plan assets, a market-related value of plan assets is used.  Changes in fair value are recognized over the subsequent five years for plans sponsored by WPS, while differences between actual investment returns and the expected return on plan assets are recognized over a five-year period for the Integrys Energy Group Retirement Plan, sponsored by IBS.  The benefit costs associated with employee benefit plans are allocated among Integrys Energy Group's subsidiaries based on employees' time reporting and actuarial calculations, as applicable.  WPS's regulators allow recovery in rates for the net periodic benefit cost calculated under GAAP.

WPS recognizes the funded status of defined benefit postretirement plans on the balance sheet, and recognizes changes in the plans' funded status in the year in which the changes occur.  WPS records changes in the funded status to regulatory asset or liability accounts, pursuant to the Regulated Operations Topic of the FASB ASC.

WPS accounts for its participation in benefit plans sponsored by IBS and other postretirement benefit plans sponsored by WPS as multiple employer plans.  Under affiliate agreements, WPS is responsible for its share of plan costs and obligations and is entitled to its share of plan assets; accordingly, WPS accounts for its pro rata share of these plans as its own plan.

For additional information on WPS's employee benefits, see Note 14, "Employee Benefit Plans."

(s)           Fair Value--Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  WPS utilizes a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing certain derivative assets and liabilities.

Fair value accounting rules provide a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy are defined as follows:

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

WPS determines fair value using a market based approach that incorporates observable market inputs where available, and internally developed inputs where observable market data is not readily available.  For the unobservable inputs, consideration is given to the assumptions that market participants would use in valuing the asset or liability.  These factors include not only the credit standing of the counterparties involved, but also the impact of WPS's nonperformance risk on its liabilities.

See Note 19, "Fair Value," for additional information.

NOTE 2--RISK MANAGEMENT ACTIVITIES

WPS uses derivative instruments to manage commodity costs.  None of these derivatives are designated as hedges for accounting purposes.  The derivatives include physical commodity contracts, financial transmission rights (FTRs) used by the electric utility segment to manage electric transmission congestion costs, and NYMEX futures and options used by both the electric and natural gas utility segments to mitigate the risks associated with the market price volatility of natural gas costs, the costs of gasoline and diesel fuel used by WPS's utility vehicles, and the cost of coal transportation.

The following table shows WPS's assets and liabilities from risk management activities:

	Balance Sheet	December 31, 2010
(Millions)	Presentation *	Assets	Liabilities
FTRs	Other Current	$2.2	$0.2
Natural gas contracts	Other Current	0.4	2.3
Petroleum product contracts	Other Current	0.3	-
Coal contract	Other Current	-	1.2
Coal contract	Other Long-term	3.7	-
Total commodity contracts	Other Current	$2.9	$3.7
Total commodity contracts	Other Long-term	$3.7	$-

*	Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

	Balance Sheet	December 31, 2009
(Millions)	Presentation *	Assets	Liabilities
Commodity contracts	Other Current	$5.0	$2.5

*	Assets and liabilities from risk management activities are classified as current or long-term based upon the maturities of the underlying contracts.

The tables below show the unrealized gains (losses) recorded related to derivatives at WPS.

(Millions)	Financial Statement Presentation	2010
FTRs	Balance Sheet – Regulatory assets (current)	$0.9
FTRs	Balance Sheet – Regulatory liabilities (current)	(2.1)
Natural gas contracts	Balance Sheet – Regulatory assets (current)	(1.4)
Petroleum product contract	Balance Sheet – Regulatory liabilities (current)	0.1
Coal contract	Balance Sheet – Regulatory assets (current)	(1.2)
Coal contract	Balance Sheet – Regulatory liability (long-term)	3.7

(Millions)	Financial Statement Presentation	2009
Commodity contracts	Balance Sheet – Regulatory assets (current)	$10.5
Commodity contracts	Balance Sheet – Regulatory assets (long-term)	0.2
Commodity contracts	Balance Sheet – Regulatory liabilities (current)	(0.8)
Commodity contracts	Income Statement – Natural gas purchased for resale	0.1

WPS had the following notional volumes of outstanding derivative contracts:

	December 31, 2010		December 31, 2009
Commodity	Purchases	Other Transactions	Purchases	Other Transactions
Natural gas (millions of therms)	100.6	N/A	54.6	N/A
FTRs (millions of kilowatt-hours)	N/A	5,645.3	N/A	4,306.0
Petroleum products (barrels)	44,648.0	N/A	15,144.0	N/A
Coal contract (millions of tons)	4.9	N/A	N/A	N/A

The following table shows WPS's cash collateral positions:

(Millions)	December 31, 2010	December 31, 2009
Cash collateral provided to others	$3.7	$1.9

NOTE 3--RESTRUCTURING EXPENSE

In an effort to permanently remove costs from its operations, Integrys Energy Group developed a strategy at the end of 2009 that included a reduction in the workforce supporting WPS.  In connection with this strategy, employee-related costs shown in the restructuring expense line item on the Consolidated Statements of Income were distributed across WPS's segments as follows:

(Millions)	2010	2009
Natural gas utility	$-	$2.6
Electric utility	(0.3)	7.8
Total restructuring costs	$(0.3)	$10.4

The following table summarizes the activity related to restructuring costs incurred in connection with this plan:

(Millions)	2010		2009
Accrued restructuring costs at beginning of period	$10.7		$-
Add: Adjustments to accrual during the period	-	*	10.7	*
Deduct: Cash payments	7.4		-
Deduct: Payments to IBS for allocated restructuring costs	3.3		-
Accrued restructuring costs at end of period	$-		$10.7

*
$0.3 million of restructuring costs were billed to certain companies in both 2010 and 2009 in accordance with provisions in the operating agreements with these companies that allow WPS to recover a portion of its administrative and general expenses.

NOTE 4--PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31 consisted of the following utility and nonutility assets:

(Millions)	2010	2009
Electric utility	$2,855.1	$2,854.0
Natural gas utility	671.5	671.9
Total utility plant	3,526.6	3,525.9
Less: Accumulated depreciation	1,206.2	1,174.6
Net	2,320.4	2,351.3
Construction work in progress	18.1	20.5
Net utility plant	2,338.5	2,371.8

Nonutility plant	14.8	15.4
Less: Accumulated depreciation	7.6	7.4
Net nonutility plant	7.2	8.0

Total property, plant, and equipment	$2,345.7	$2,379.8

NOTE 5--JOINTLY OWNED UTILITY FACILITIES

WPS holds a joint ownership interest in certain electric generating facilities.  WPS is entitled to its share of generating capability and output of each facility equal to its respective ownership interest.  WPS also pays its ownership share of additional construction costs, fuel inventory purchases, and operating expenses, unless specific agreements have been executed to limit its maximum exposure to additional costs.  WPS's share of significant jointly owned electric generating facilities as of December 31, 2010, was as follows:

(Millions, except for percentages and megawatts)	Weston 4	West Marinette Unit No. 33 *	Columbia Energy Center Units 1 and 2	Edgewater Unit No. 4
Ownership	70.0%	68.0%	31.8%	31.8%
WPS's share of rated capacity (megawatts)	374.5	65.8	335.2	105.0
Utility plant in service	$614.7	$18.3	$165.3	$38.5
Accumulated depreciation	$75.9	$10.2	$103.4	$24.4
In-service date	2008	1993	1975 and 1978	1969

*	On February 1, 2011, the joint owner of this facility sold all of its ownership interest to WPS, making WPS the sole owner.

WPS's share of direct expenses for these plants is recorded in operating expenses in the Consolidated Statements of Income.  WPS has supplied its own financing for all jointly owned projects.

NOTE 6--REGULATORY ASSETS AND LIABILITIES

WPS expects to recover its regulatory assets and incur future costs or refund its regulatory liabilities through rates charged to customers based on specific ratemaking decisions over periods specified by the regulators or over the normal operating period of the assets and liabilities to which they relate.  Based on prior and current rate treatment for such costs, WPS believes it is probable that it will continue to recover from customers the regulatory assets described below.

The following regulatory assets and liabilities were reflected in WPS's Consolidated Balance Sheets as of December 31:

(Millions)	2010	2009	See Note

Regulatory assets
Unrecognized pension and other postretirement benefit costs	$222.8	$201.7	14
Environmental remediation costs (net of insurance recoveries) (1)	72.7	74.2	12
Decoupling	43.5	21.0	21
De Pere Energy Center (2)	31.0	33.4
Weston 3 lightning strike (1) (3)	14.5	18.1
Income tax related items	8.4	8.1	11
Energy costs receivable through rate adjustments	6.8	5.4	21
Asset retirement obligations	5.6	4.8	10
Costs of previously owned nuclear plant (4)	4.7	14.3
Other	15.0	21.5
Total	$425.0	$402.5
Balance Sheet Presentation
Current	$46.0	$40.5
Long-term	379.0	362.0
Total	$425.0	$402.5

Regulatory liabilities
Removal costs (5)	$226.8	$211.9
Unrecognized pension and other postretirement benefit costs	19.8	22.2	14
Energy costs refundable through rate adjustments	15.6	33.2	21
Other	12.2	11.3
Total	$274.4	$278.6
Balance Sheet Presentation
Current	$18.5	$44.4
Long-term	255.9	234.2
Total	$274.4	$278.6

(1)	Not earning a return. The carrying costs associated with these regulatory assets are borne by Integrys Energy Group's shareholders.

(2)
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

(3)
In 2007, a lightning strike caused significant damage to the Weston 3 generating facility.  The PSCW approved the deferral of the incremental fuel and purchased power expenses, as well as the non-fuel operating and maintenance expenditures incurred as a result of the outage that were not covered by insurance.  WPS is authorized recovery of this regulatory asset over a six-year period.

(4)
In 2005, a previously jointly owned nuclear plant at WPS was temporarily removed from service after a potential design weakness was identified in its auxiliary feedwater system.  WPS is authorized recovery of this regulatory asset over a five-year period.

(5)	Represents amounts collected from customers to cover the future removal of property, plant, and equipment.

NOTE 7--LEASES

WPS Leases various property, plant, and equipment.  Terms of the leases vary, but generally require WPS to pay property taxes, insurance premiums, and maintenance costs associated with the leased property.  Many of WPS's leases contain one of the following options upon the end of the lease term:  (a) purchase the property at the current fair market value or (b) exercise a renewal option, as set forth in the lease agreement.  Rental expense attributable to operating leases was $4.3 million, $5.1 million, and $7.1 million in 2010, 2009, and 2008, respectively.  Future minimum rental obligations under non-cancelable operating leases are payable as follows:

Year ending December 31
(Millions)
2011	$2.4
2012	1.6
2013	1.7
2014	1.0
2015	0.7
Later years	15.0
Total payments	$22.4

NOTE 8--SHORT-TERM DEBT AND LINES OF CREDIT

WPS's short-term borrowings consist of sales of commercial paper and short-term notes.  Amounts shown are as of December 31:

(Millions, except for percentages)	2010	2009	2008
Commercial paper outstanding	-	$7.0	$50.0
Average discount rate on outstanding commercial paper	-	0.22%	5.27%
Short-term notes payable outstanding	$10.0	$10.0	$10.0
Average interest rate on short-term notes payable outstanding	0.32%	0.18%	1.86%

The table below presents WPS's average amount of short-term borrowings outstanding based on daily outstanding balances during the years ended December 31:

(Millions)	2010	2009	2008
Average amount of commercial paper outstanding	$0.1	$3.2	$26.2
Average amount of short-term notes payable outstanding	10.0	10.0	10.0

WPS manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to WPS's short-term debt, lines of credit, and remaining available capacity as of December 31:

(Millions)	Maturity	2010	2009
Revolving credit facility (1)	04/23/13	$115.0	$-
Revolving credit facility (2)	06/02/10	-	115.0
Revolving short-term notes payable (3)	05/13/11	10.0	10.0

Total short-term credit capacity		125.0	125.0

Less:
Letters of credit issued inside credit facilities		0.2	3.2
Loans outstanding under credit agreements and notes payable		10.0	10.0
Commercial paper outstanding		-	7.0

Available capacity under existing agreements		$114.8	$104.8

(1)	In April 2010, WPS entered into a new revolving credit agreement to provide support for its commercial paper borrowing program.

(2)	This facility was replaced with a new revolving credit agreement in April 2010. Upon entering into the new agreement, the maturing facility was terminated.

(3)	This Note is renewed every six months and is used for general corporate purposes.

At December 31, 2010, WPS was in compliance with all financial covenants related to outstanding short-term debt.  WPS's revolving credit agreement contains financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreement.

NOTE 9--LONG-TERM DEBT

See WPS's Consolidated Statements of Capitalization for details on WPS's long-term debt.

In August 2011, WPS's 6.125% Senior Notes will mature.  As a result, the $150.0 million balance of these notes was included in current portion of long-term debt on WPS's Consolidated Balance Sheets at December 31, 2010.

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

At December 31, 2010, WPS was in compliance with all financial covenants related to outstanding long-term debt.  WPS's long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.

A schedule of all principal debt payment amounts related to bond maturities, excluding those associated with long-term debt to parent, is as follows:

Year ending December 31 (Millions)
2011	$150.0
2012	150.0
2013	147.0
2014	-
2015	125.0
Later years	300.1
Total payments	$872.1

NOTE 10--ASSET RETIREMENT OBLIGATIONS

WPS has asset retirement obligations primarily related to asbestos abatement at certain generation facilities, office buildings, and service centers; dismantling wind generation projects; disposal of PCB-contaminated transformers; and closure of fly-ash landfills at certain generation facilities.  WPS establishes regulatory assets and liabilities to record the differences between ongoing expense recognition under the Asset Retirement and Environmental Obligations accounting rules, and the ratemaking practices for retirement costs authorized by the applicable regulators.  All asset retirement obligations are recorded as other long-term liabilities on the Consolidated Balance Sheets of WPS.

The following table shows changes to the asset retirement obligations of WPS through December 31, 2010.

(Millions)
Asset retirement obligations at December 31, 2007	$8.6
Accretion	0.5
Asset retirement obligations transferred in sales	(0.1)
Asset retirement obligations at December 31, 2008	9.0
Accretion	0.5
Additions and revisions to estimated cash flows	8.3	*
Asset retirement obligations at December 31, 2009	17.8
Accretion	1.0
Asset retirement obligations at December 31, 2010	$18.8

*	This amount includes a $6.3 million asset retirement obligation related to the 99-megawatt Crane Creek wind generation project that became operational in the fourth quarter of 2009.

NOTE 11--INCOME TAXES

Deferred Income Tax Assets and Liabilities

Certain temporary book to tax differences, for which the offsetting amount is recorded as a regulatory asset or liability, are presented in the table below as net amounts, consistent with regulatory treatment.  The principal components of deferred income tax assets and liabilities recognized in the Consolidated Balance Sheets as of December 31 were as follows:

(Millions)	2010	2009

Deferred income tax assets
Employee benefits	$4.4	$45.3
Other	5.2	2.9
Total deferred income tax assets	$9.6	$48.2

Deferred income tax liabilities
Plant-related	$382.4	$290.3
Regulatory deferrals	30.2	29.6
Deferred income	20.8	20.7
Total deferred income tax liabilities	$433.4	$340.6

Consolidated Balance Sheet presentation
Current deferred income tax assets - included in other current assets	$4.1	$1.8
Long-term deferred income tax liabilities	427.9	294.2
Net deferred income tax liabilities	$423.8	$292.4

In December 2010, WPS received consent from the IRS to change its tax accounting method related to capitalization of overhead costs.  This allows WPS to currently deduct overhead costs that were previously capitalized to the basis of certain assets for tax purposes.  Also during 2010, the federal government passed legislation providing for bonus tax depreciation.  Both of these items generated significant additional tax deductions, which drove the $131.4 million increase in net deferred income tax liabilities.

Federal Income Tax Expense

The following table presents a reconciliation of federal income taxes to the provision for income taxes reported in the Consolidated Statements of Income for the periods ended December 31, which is calculated by multiplying the statutory federal income tax rate by book income before federal income tax.

	2010		2009		2008
(Millions, except for percentages)	Rate	Amount	Rate	Amount	Rate	Amount

Statutory federal income tax	35.0%	$74.5	35.0%	$66.0	35.0%	$71.9
State income taxes, net	4.8	10.3	5.2	9.7	4.3	8.9
Federal tax credits	(2.8)	(5.9)	(0.2)	(0.3)	-	-
Other differences, net	(0.4)	(0.9)	(3.9)	(7.4)	(3.7)	(7.7)
Effective income tax	36.6%	$78.0	36.1%	$68.0	35.6%	$73.1

Current provision
Federal		$(38.7)		$(36.1)		$46.0
State		(8.8)		2.7		14.5
Total current provision		(47.5)		(33.4)		60.5

Deferred provision		125.9		103.1		13.8
Unrecognized tax benefits		-		(0.3)		-
Interest		0.2		(0.5)		-
Investment tax credit, net		(0.6)		(0.9)		(1.2)
Total provision for income taxes		$78.0		$68.0		$73.1

As the related temporary differences reverse, WPS is prospectively refunding taxes to or collecting taxes from customers for which deferred taxes were recorded in prior years at rates different than current rates.  The net regulatory assets for these and other regulatory tax effects totaled $3.7 million and $4.5 million at December 31, 2010, and 2009, respectively.

WPS had accrued interest expense of $1.4 million and no accrued penalties related to unrecognized tax benefits at December 31, 2010.  WPS had accrued interest expense of $2.1 million and no accrued penalties related to unrecognized tax benefits at December 31, 2009.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions)	2010	2009	2008

Balance at January 1	$9.3	$0.6	$0.8
Increase related to tax positions taken in prior years	0.9	9.0	0.2
Decrease related to tax positions taken in prior years	(5.4)	-	(0.6)
Increase related to tax positions taken in current year	-	-	-
Increase related to settlements	-	-	0.2
Decrease related to settlements	-	(0.3)	-
Balance at December 31	$4.8	$9.3	$0.6

At December 31, 2010, recognition in subsequent periods of $0.6 million of unrecognized tax benefits could affect WPS's effective tax rate.

WPS files income tax returns in the United States federal jurisdiction and in various state and local jurisdictions on a stand-alone basis or as part of Integrys Energy Group filings.   WPS is no longer subject to income tax examinations by tax authorities for years prior to 2005 in its United States federal, Wisconsin and Michigan state, and local tax jurisdictions.

WPS has open examinations for the following major jurisdiction for the following tax years:

●	IRS – for the 2006, 2007, and 2008 tax years.

In the next 12 months, it is reasonably possible that WPS will settle their open examinations in taxing jurisdictions related to tax years prior to 2009, resulting in a decrease in unrecognized tax benefits of as much as $4.1 million.

NOTE 12--COMMITMENTS AND CONTINGENCIES

Commodity and Purchase Order Commitments

WPS routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  WPS has obligations to distribute and sell electricity and natural gas to its customers and expects to recover costs related to these obligations in future customer rates.

The obligations described below were as of December 31, 2010.

●
WPS's electric utility segment had obligations of $185.0 million related to coal supply and transportation that extend through 2016, obligations of $1,146.8 million for either capacity or energy related to purchased power that extend through 2030, and obligations of $9.8 million for other commodities that extend through 2013.

●	WPS's natural gas utility segment had obligations of $386.6 million related to natural gas supply and transportation contracts that extend through 2024.
●	WPS also had commitments of $99.4 million in the form of purchase orders issued to various vendors that relate to normal business operations, including construction projects.

Environmental

Clean Air Act New Source Review Issues

Weston and Pulliam Plants:
In 2009, the EPA issued a Notice of Violation (NOV) to WPS alleging violations of the CAA's New Source Review requirements pertaining to certain projects undertaken at the Weston and Pulliam generation stations from 1994 to 2009.  WPS met with the EPA and exchanged proposals related to a possible resolution.  WPS continues to review the allegations but is currently unable to predict the impact on its consolidated financial statements.

On May 20, 2010, WPS received from the Sierra Club a Notice of Intent (NOI) to file a civil lawsuit based on allegations and violations of the CAA at Weston and Pulliam.  WPS entered into a Standstill Agreement with the Sierra Club and has had discussions related to a possible resolution with the Sierra Club in conjunction with the EPA.  However, WPS is currently unable to predict the impact on its consolidated financial statements.

Columbia Plant:
In 2009, WPS, along with its co-owners, received from the Sierra Club an NOI to file a civil lawsuit based on allegations that major modifications were made at the Columbia generation station without complying with the CAA.  The allegations suggest that Prevention of Significant Deterioration (PSD) permits that imposed BACT limits on emissions from the facility should have been obtained for Columbia.

In September 2010, the Sierra Club filed suit against Wisconsin Power and Light (WP&L), the operator of the plant, in the Federal District Court for the Western District of Wisconsin, alleging that WP&L violated the CAA with respect to its operation of the Columbia generation station and the Nelson E. Dewey generation station. The parties have entered into a confidentiality agreement to allow the Sierra Club to participate in settlement negotiations with the EPA, WP&L, and the other co-owners of the Columbia and Edgewater plants, as discussed below.  WPS is currently unable to predict the impact on its consolidated financial statements.

Edgewater Plant:
In 2009, WPS, along with its co-owners, received from the Sierra Club a copy of an NOI to file a civil lawsuit against the EPA due to the EPA's failure to take actions against the co-owners and operator of the Edgewater generation station based upon allegations of failure to comply with the CAA.  The allegations suggest that PSD permits that imposed BACT limits on emissions from the facility should have been obtained for Edgewater.  WP&L is the operator of Edgewater.  WPS is currently unable to predict the impact on its consolidated financial statements.

Also in 2009, WPS, along with its co-owners, received from the Sierra Club an NOI to file a civil lawsuit based on allegations that major modifications were made at the Edgewater generation station without complying with the CAA.  The allegations suggest that PSD permits that imposed BACT limits on emissions from the facility should have been obtained for Edgewater.

In September 2010, the Sierra Club filed suit against WP&L in the Federal District Court for the Eastern District of Wisconsin, alleging that WP&L violated the CAA with respect to its operation of the Edgewater generation station.  The complaint was not served on WP&L until December 2010.  The parties have entered into a confidentiality agreement to allow Sierra Club to participate in settlement negotiations with the EPA, WP&L, and the other co-owners of the Columbia and Edgewater plants, as discussed below.  WPS is currently unable to predict the impact on its consolidated financial statements.

Columbia and Edgewater Plants:
In 2009, the EPA issued an NOV to WP&L relative to its Nelson E. Dewey Plant and to WP&L and the other joint owners of the Columbia and Edgewater generation stations alleging violations of the CAA's New Source Review requirements pertaining to certain projects undertaken at those plants.  WP&L is the operator of these plants and, along with the joint owners, exchanged proposals with the EPA related to a possible resolution.  WPS is currently unable to predict the impact on its consolidated financial statements.

EPA Settlements with Other Utilities:
In response to the EPA's CAA enforcement initiative, several utilities elected to settle with the EPA, while others are in litigation.  The fines and penalties (including the cost of supplemental environmental projects) associated with settlements involving comparably-sized facilities to Weston and Pulliam range between $7 million and $30 million.  The regulatory interpretations upon which the lawsuits or settlements are based may change depending on future court decisions made in the pending litigation.

If it were determined that historic projects at the Weston, Pulliam, Columbia, and Edgewater generation stations required either a state or federal CAA permit, WPS may, under the applicable statutes, be required  to:

●	shut down any unit found to be operating in non-compliance,
●	install additional pollution control equipment and/or impose emission limitations,
●	pay a fine, and/or
●	conduct a supplemental environmental project.

In addition, under the CAA, citizen groups may pursue a claim.

Weston Air Permits

Sierra Club Weston 4 Construction Permit Petitions:
From 2004 to 2009, the Sierra Club filed various petitions related to the construction permit issued for the Weston 4 generation station, all of which were denied.  On June 24, 2010, the Wisconsin Court of Appeals affirmed the Weston 4 air permit, but directed the WDNR to reopen the permit to establish specific visibility limits.  In July 2010, the WDNR, WPS, and the Sierra Club filed Petitions for Review with the Wisconsin Supreme Court.  WPS and the WDNR objected to the Sierra Club's Petition.  To date, no action has been taken by the Wisconsin Supreme Court.  WPS is currently unsure how the Wisconsin Supreme Court will respond.  WPS believes that it has substantial defenses to the Sierra Club's challenges. Until the Sierra Club's challenges are resolved and the revised permit is finalized, WPS will not be able to make a final determination of the probable impact on future costs, if any, of compliance with any changes to the air permit.

Weston Title V Permit:
On November 29, 2010, the WDNR provided a draft revised permit.  WPS objected to proposed changes in the mercury limits and the requirements on the boiler as beyond the authority of the WDNR, and provided technical comments.  WPS and the WDNR continue to meet to resolve these issues.

WDNR Issued NOV's:
Since 2008, WPS has received three NOVs from the WDNR alleging various violations of the air permits for Weston 4, Weston 1 and Weston 2, and one NOV for a clerical error involving pages missing from a quarterly report for Weston.  Corrective actions have been taken for the events in the four NOVs.  Discussions with the WDNR on the severity classification of the events continue.  While management believes it is likely that the WDNR will refer the NOVs to the state Justice Department for enforcement, management does not believe that these matters will have a material adverse impact on the consolidated financial statements of WPS.

Other:
In 2006, it came to the attention of WPS that previous ambient air quality computer modeling done by the WDNR for the Weston facility (and other nearby air sources) did not take into account the emissions from the existing Weston 3 facility for purposes of evaluating air quality increment consumption under the required PSD.  WPS believes it completed corrective measures to address any identified modeling issues and anticipates issuance of a revised Title V permit that will resolve this issue.  WPS currently is not able to make a final determination of the probable cost impact of this issue, if any.

Pulliam Air Permit

The renewal of the Title V air permit for the Pulliam generation station was issued by the WDNR in April 2009.  On June 28, 2010, the EPA issued an order directing the WDNR to respond to the comments raised by the Sierra Club in its Petition objecting to the Title V permit, which was filed in June 2009.  WPS has been working with the WDNR to address the order.

WPS also challenged the Title V permit in a contested case proceeding and Petition for Judicial Review.  The Petition was dismissed in an order remanding the matter to the WDNR and on February 11, 2011, the WDNR granted a contested case proceeding on the issues raised by WPS, which included averaging times in the emission limits in the permit.  WPS will participate in the contested case proceeding.

On October 22, 2010, WPS received from the Sierra Club a copy of an NOI to file a civil lawsuit against the EPA based on what the Sierra Club alleges to be the EPA's unreasonable delay in performing its duties related to the grant or denial of the Title V permit.  WPS is reviewing all these allegations but is currently unable to predict the impact on its consolidated financial statements.

Columbia Air Permit

In 2009, the EPA issued an order objecting to the Title V air permit renewal issued by the WDNR for the Columbia generation station.  The order determined that a project in 2006 should have been permitted as a "major modification."  The order directed the WDNR to resolve the EPA's objections within 90 days and "terminate, modify, or revoke and reissue" the Title V permit accordingly.

On July 14, 2010, WPS, along with its co-owners, received from the Sierra Club a copy of an NOI to file a civil lawsuit against the EPA based on what the Sierra Club alleges to be the EPA's unreasonable delay in performing its duties related to the granting or denial of the Title V permit.  The Sierra Club alleges that the EPA failed to take actions against the WDNR for its failure to take action regarding the Title V permit as ordered by the EPA.

On September 22, 2010, the WDNR issued a draft construction permit and a draft revised Title V permit.  The co-owners submitted comments on these draft permits.  In correspondence dated November 24, 2010, the EPA notified the WDNR that the EPA does not believe the WDNR's proposal is responsive to the order.  The letter requested a response from the WDNR.  On January 24, 2011, the WDNR issued a letter stating that upon review of the submitted public comments, the WDNR has determined not to issue the draft construction permit and draft revised Title V permit that were proposed to respond to the EPA’s order.  WPS is currently discussing potential responses to the WDNR’s action with WP&L.  While WPS believes the previously issued air permit is still valid, WPS is currently unable to predict the outcome of this matter and the impact on its consolidated financial statements.

Mercury and Interstate Air Quality Rules

Mercury

The State of Wisconsin's mercury rule, Chapter NR 446, requires a 40% reduction from the 2002 through 2004 baseline mercury emissions in Phase I, beginning January 1, 2010, through the end of 2014.  In Phase II, which begins in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90%.  Reductions can be phased in and the 90% target delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined by the BACT rule.  As of December 31, 2010, WPS estimates capital costs of approximately $19.0 million, which includes estimates for both wholly owned and jointly owned plants, to achieve the required Phase I and Phase II reductions.  The capital costs are expected to be recovered in future rate cases.  Because of the vacatur of the federal mercury control and monitoring rule in 2008, the EPA is reviewing options for a new rulemaking to address hazardous air pollutants, including mercury, and is expected to issue a draft rule in 2011.

Sulfur Dioxide and Nitrogen Oxide

The EPA issued the Clean Air Interstate Rule (CAIR) in 2005 in order to reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin, Michigan, Pennsylvania, and New York.  Subsequently, the United States Court of Appeals (Court of Appeals) issued a decision vacating CAIR, which the EPA appealed, and in 2008, the Court of Appeals reinstated CAIR.  The Court of Appeals directed the EPA to address the deficiencies noted in its ruling to vacate CAIR, and the EPA issued a draft CAIR replacement rule for comment on July 6, 2010.  The State of Wisconsin's rule to implement CAIR, which incorporates the cap and trade approach, was forwarded to the EPA for final review.

As a result of the Court of Appeals' decision, CAIR was in place for 2010.  WPS has not acquired any nitrogen oxide allowances for vintage years beyond 2010 other than those allocated by the EPA and does not expect any material impact as a result of the vacatur and subsequent reinstatement of CAIR.  WPS will continue to evaluate the impacts of any subsequent rulemaking.

Due to the reinstatement of CAIR, units affected by the Best Available Retrofit Technology (BART) rule are considered in compliance with BART for sulfur dioxide and nitrogen oxide emissions.  Although particulate emissions also contribute to visibility impairment, the WDNR's modeling has shown the impairment to be so insignificant that additional capital expenditures on controls are not warranted.

For planning purposes, it is still assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units.  The installation of any controls will need to be scheduled as part of WPS's long-term maintenance plan for its existing units.  As such, controls may need to be installed before 2015.  On a preliminary basis, and assuming controls are still required, WPS estimates capital costs of $437.5 million, which includes estimates for both wholly owned and WPS's share of jointly owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in future rate cases.

Manufactured Gas Plant Remediation

WPS operated facilities in the past at multiple sites for the purpose of manufacturing and storing manufactured gas.  In connection with manufacturing and storing manufactured gas, waste materials were produced that may have resulted in soil and groundwater contamination at these sites.  Under certain laws and regulations relating to the protection of the environment, WPS is required to undertake remedial action with respect to some of these materials and is coordinating the investigation and cleanup of the sites subject to EPA jurisdiction under what is called a "multi-site" program.  This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and utilization of a consistent approach in selecting remedies.

WPS is responsible for the environmental remediation of ten manufactured gas plant sites, of which seven have been transferred to the EPA Superfund Alternative Sites Program.  As of December 31, 2010, WPS estimated and accrued for $76.1 million of future undiscounted investigation and cleanup costs for all sites.  WPS may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  As of December 31, 2010, WPS recorded a regulatory asset of $72.7 million, which is net of insurance recoveries received of $22.2 million, related to the expected recovery of both cash expenditures and estimated future expenditures.  Under current PSCW policies, WPS may not recover carrying costs associated with the cleanup expenditures.

Management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates.  Accordingly, management believes that these costs will not have a material adverse effect on the consolidated financial statements of WPS.  However, any changes in the approved rate mechanisms for recovery of these costs, or any adverse conclusions by the various regulatory commissions with respect to the prudence of costs actually incurred, could materially adversely affect rate recovery of such costs.

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

The EPA began regulating greenhouse gas emissions under the CAA in January 2011, by applying the BACT requirements associated with the New Source Review program to new and modified larger greenhouse gas emitters.  Technology to remove and sequester greenhouse gas emissions is not commercially available at scale; hence, the EPA issued guidance that defines BACT in terms of improvements in energy efficiency as opposed to relying on pollution control equipment.  In December 2010, the EPA announced its intent to develop new source performance standards for greenhouse gas emissions for new and modified, as well as existing, electric utility steam generating units.  The EPA plans to propose standards in 2011, and finalize standards in 2012.  Efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions, and to create national or state renewable portfolio standards.  Currently there is no applicable federal or state legislation pending that specifically addresses greenhouse gas emissions.

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

NOTE 13--GUARANTEES

The following table shows outstanding guarantees at WPS:

		Expiration
(Millions)	Total Amounts Committed at December 31, 2010	Less Than 1 Year	1 to 2 Years	Over 2 Years
Standby letters of credit (1)	$0.3	$0.2	$0.1	$-
Other guarantee (2)	0.4	-	-	0.4
Total guarantees	$0.7	$0.2	$0.1	$0.4

(1)
At WPS's request, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to WPS.  These amounts are not reflected on the Consolidated Balance Sheets.

(2)	Issued for workers compensation coverage in Michigan. This amount is not reflected on the Consolidated Balance Sheets.

NOTE 14--EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

WPS participates in the Integrys Energy Group Retirement Plan, a non-contributory, qualified retirement plan sponsored by IBS.  WPS is responsible for its share of the plan assets and obligations, and the WPS Consolidated Balance Sheets reflect only the liabilities associated with past and current WPS employees and its share of the plan assets.

WPS serves as plan sponsor for certain unfunded nonqualified retirement plans.  WPS's Consolidated Balance Sheets reflect the liabilities associated with these plans.  WPS also serves as plan sponsor and administrator for certain other postretirement benefit plans and funds benefits for retirees through irrevocable trusts, as allowed for income tax purposes.  WPS's Consolidated Balance Sheets reflect only the liabilities associated with past and current WPS employees and its share of the plan assets for these other postretirement benefit plans.

In addition, Integrys Energy Group offers medical, dental, and life insurance benefits to active WPS employees and their dependents.  WPS expenses the allocated costs of these benefits as incurred.

Effective January 1, 2008, and December 18, 2009, the defined benefit pension plans were closed to new non-union and union hires, respectively.  In addition, changes in the WPS union contract resulted in a plan amendment in December 2009.

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for WPS during 2010 and 2009.

	Pension Benefits				Other Benefits
(Millions)	2010		2009		2010	2009
Reconciliation of benefit obligation
Obligation at January 1	$622.6		$598.7		$243.6	$276.1
Service cost	12.6		11.5		5.8	5.7
Interest cost	37.7		38.8		14.1	14.1
Plan amendments	-		3.0		-	-
Plan curtailment	-		0.2	(1)	-	-
Transfer to affiliates	(16.0	) (2)	(3.6	) (2)	-	(55.8	) (3)
Actuarial (gain) loss, net	43.3		(1.9)		14.2	12.6
Participant contributions	-		-		0.5	0.4
Benefit payments	(42.0)		(24.1)		(10.1)	(10.2)
Federal subsidy on benefits paid	-		-		0.8	0.7
Obligation at December 31	$658.2		$622.6		$268.9	$243.6

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$435.5		$379.8		$165.7	$175.4
Actual return on plan assets	56.3		82.1		18.3	24.9
Employer contributions	83.2		1.3		10.6	9.1
Participant contributions	-		-		0.5	0.4
Benefit payments	(42.0)		(24.1)		(10.1)	(10.2)
Transfer to affiliates	(16.0	) (2)	(3.6	) (2)	0.1	(33.9	) (3)
Fair value of plan assets at December 31	$517.0		$435.5		$185.1	$165.7

(1)	In connection with the reduction in workforce discussed in Note 3, "Restructuring Expense," a curtailment loss was recognized.

(2)
The transfer of pension plan assets and obligations to affiliates relates to past WPS employees who at retirement were employed by IBS.  The assets and corresponding obligations are transferred to IBS, as IBS pays the benefits.

(3)
The transfer of other benefit plan assets and obligations to affiliates occurred in connection with an agreement whereby each participating affiliate in the WPS-sponsored other postretirement benefit plans is responsible for its share of plan obligations and is entitled to its share of plan assets.  The amounts shown as transferred in the table above relate to the participation, prior to December 31, 2009, of Integrys Energy Group and certain subsidiaries other than WPS, in the WPS other postretirement benefit plans.

Amounts recognized on WPS's Consolidated Balance Sheets at December 31 related to the funded status of the benefit plans consisted of:

	Pension Benefits		Other Benefits
(Millions)	2010	2009	2010	2009
Current liabilities	$4.4	$6.2	$0.2	$0.2
Noncurrent liabilities	136.8	180.9	83.6	77.7
Total liabilities	$141.2	$187.1	$83.8	$77.9

The accumulated benefit obligation for the defined benefit pension plans was $584.3 million and $545.0 million at December 31, 2010, and 2009, respectively.  Information for pension plans with an accumulated benefit obligation in excess of plan assets is presented in the following table.

	December 31
(Millions)	2010	2009
Projected benefit obligation	$658.2	$622.6
Accumulated benefit obligation	584.3	545.0
Fair value of plan assets	517.0	435.5

The following table shows the amounts that had not yet been recognized in WPS's net periodic benefit cost as of December 31.

	Pension Benefits		Other Benefits
(Millions)	2010	2009	2010	2009
Net regulatory assets
Net actuarial loss	$150.5	$131.3	$57.5	$48.6
Prior service cost (credit)	15.3	20.1	(20.8)	(24.4)
Transition obligation	-	-	0.5	0.7
Regulatory deferral *	-	4.5	-	(1.3)
Total	$165.8	$155.9	$37.2	$23.6

*
The PSCW authorized recovery for net increased 2009 pension and other postretirement benefit costs related to plan asset losses that occurred in 2008.  Amortization and recovery of these deferred costs occurred in 2010.

The estimated net actuarial losses and prior service costs for defined benefit pension plans that will be amortized as a component of net periodic benefit cost during 2011 are $8.9 million and $4.8 million, respectively.  The estimated net actuarial losses, prior service credits, and transition obligation for other postretirement benefit plans that will be amortized as a component of net periodic benefit cost during 2011 are $3.5 million, $3.5 million, and $0.2 million, respectively.

The following table shows the components of WPS's net pension and other postretirement benefit costs:

	Pension Benefits			Other Benefits
(Millions)	2010	2009	2008	2010	2009	2008
Net periodic benefit cost
Service cost	$11.5	$10.3	$10.7	$5.8	$5.7	$5.5
Interest cost	36.6	38.0	35.0	14.1	14.1	13.2
Expected return on plan assets	(39.6)	(39.4)	(44.4)	(14.2)	(13.9)	(14.3)
Amortization of transition obligation	-	-	-	0.2	0.2	0.2
Amortization of prior service cost (credit)	4.8	4.5	4.6	(3.5)	(3.5)	(3.5)
Amortization of net actuarial loss (gain)	4.1	1.1	0.4	1.2	0.1	(0.6)
Regulatory deferral *	4.5	(4.5)	-	(1.3)	1.3	-
Net periodic benefit cost	$21.9	$10.0	$6.3	$2.3	$4.0	$0.5

*
The PSCW authorized recovery for net increased 2009 pension and other postretirement benefit costs related to plan asset losses that occurred in 2008.  Amortization and recovery of these deferred costs occurred in 2010.

Assumptions – Pension and Other Postretirement Benefit Plans

The weighted-average assumptions used at December 31 to determine benefit obligations for the plans were as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Discount rate	5.80%	6.15%	5.80%	6.05%
Rate of compensation increase	4.29%	4.29%	N/A	N/A
Assumed medical cost trend rate (under age 65)	N/A	N/A	7.5%	8.0%
Ultimate trend rate	N/A	N/A	5.0%	5.0%
Ultimate trend rate reached in	N/A	N/A	2016	2013
Assumed medical cost trend rate (over age 65)	N/A	N/A	8.0%	8.5%
Ultimate trend rate	N/A	N/A	5.5%	5.5%
Ultimate trend rate reached in	N/A	N/A	2016	2013
Assumed dental cost trend rate	N/A	N/A	5.0%	5.0%

The weighted-average assumptions used to determine net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Benefits
	2010	2009	2008
Discount rate	6.15%	6.45%	6.40%
Expected return on assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.29%	4.27%	4.27%

	Other Benefits
	2010	2009	2008
Discount rate	6.05%	6.50%	6.50%
Expected return on assets	8.50%	8.50%	8.50%
Assumed medical cost trend rate (under age 65)	8.0%	9.0%	10.0%
Ultimate trend rate	5.0%	5.0%	5.0%
Ultimate trend rate reached in	2013	2013	2013
Assumed medical cost trend rate (over age 65)	8.5%	9.5%	10.5%
Ultimate trend rate	5.5%	5.5%	5.5%
Ultimate trend rate reached in	2013	2013	2013
Assumed dental cost trend rate	5.0%	5.0%	5.0%

WPS establishes its expected return on assets assumption based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios.  Beginning in 2011, WPS's expected return on assets assumption for the plans is 8.25%.

Assumed health care cost trend rates have a significant effect on the amounts reported by WPS for the health care plans.  For the year ended December 31, 2010, a one-percentage-point change in assumed health care cost trend rates would have had the following effects:

	One-Percentage-Point
(Millions)	Increase	Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$3.5	$(2.8)
Effect on the health care component of the accumulated postretirement benefit obligation	41.0	(33.2)

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

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters and to achieve asset returns that meet or exceed the plans' actuarial assumptions and that are competitive with like instruments employing similar investment strategies.  The portfolio diversification provides protection against significant concentrations of risk in the plan assets.  The target asset allocations for pension and other postretirement benefit plans that have significant assets are: 70% equity securities and 30% fixed income securities.  Equity securities primarily include investments in large-cap and small-cap companies.  Fixed income securities primarily include corporate bonds of companies from diversified industries, United States government securities, and mortgage-backed securities.

The Board of Directors of Integrys Energy Group established the Employee Benefits Administrator Committee (composed of members of Integrys Energy Group and its subsidiaries management) to manage the operations and administration of all benefit plans and trusts.  The committee periodically reviews the asset allocation, and the portfolio is rebalanced when necessary.

Pension and other postretirement benefit plan investments recorded at fair value were as follows, by asset class.  See Note 1(r), "Summary of Significant Accounting Policies – Fair Value," for information on the fair value hierarchy and the inputs used to measure fair value.

	December 31, 2010
	Pension Plan Assets				Other Benefit Plan Assets
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Cash and cash equivalents	$1.6	$16.0	$-	$17.6	$-	$5.6	$-	$5.6
Equity securities:
United States equity	59.1	141.0	-	200.1	21.1	49.8	-	70.9
International equity	35.8	116.7	-	152.5	12.5	41.9	-	54.4
Fixed income securities:
United States government	-	34.5	-	34.5	8.1	27.3	-	35.4
Foreign government	-	6.2	3.7	9.9	-	-	-	-
Corporate debt	-	67.5	1.0	68.5	-	15.4	-	15.4
Asset-backed securities	-	24.9	0.1	25.0	-	-	-	-
Other	-	2.4	-	2.4	0.2	-	-	0.2
Real estate securities	-	-	14.1	14.1	-	-	-	-
	96.5	409.2	18.9	524.6	41.9	140.0	-	181.9
401(h) other benefit plan assets invested as pension assets *	(0.7)	(3.0)	(0.1)	(3.8)	0.7	3.0	0.1	3.8
Total	$95.8	$406.2	$18.8	$520.8	$42.6	$143.0	$0.1	$185.7

*	Pension trust assets are used to pay other postretirement benefits as allowed under Internal Revenue Code Section 401(h).

	December 31, 2009
	Pension Plan Assets				Other Benefit Plan Assets
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Cash and cash equivalents	$1.0	$15.3	$-	$16.3	$-	$7.8	$-	$7.8
Equity securities:
United States equity	122.3	76.1	-	198.4	38.0	31.8	-	69.8
International equity	14.5	67.4	-	81.9	-	21.8	-	21.8
Fixed income securities:
United States government	-	49.7	-	49.7	-	27.8	-	27.8
Foreign government	-	5.7	0.2	5.9	-	1.3	-	1.3
Corporate debt	-	57.1	1.3	58.4	-	27.1	-	27.1
Asset-backed securities	-	18.0	-	18.0	-	7.8	-	7.8
Other	-	-	0.5	0.5	-	0.2	-	0.2
Real estate securities	-	-	11.7	11.7	-	-	-	-
	137.8	289.3	13.7	440.8	38.0	125.6	-	163.6
401(h) other benefit plan assets invested as pension assets *	(0.6)	(1.4)	(0.1)	(2.1)	0.6	1.4	0.1	2.1
Total	$137.2	$287.9	$13.6	$438.7	$38.6	$127.0	$0.1	$165.7

*	Pension trust assets are used to pay other postretirement benefits as allowed under Internal Revenue Code Section 401(h).

The following table sets forth a reconciliation of changes in the fair value of pension plan assets categorized as Level 3 measurements:

(Millions)	Foreign Government Debt	Corporate Debt	Asset-Backed Securities	Other Fixed Income Securities	Real Estate Securities	Total

Beginning balance at December 31, 2008	$0.4	$0.9	$-	$0.7	$16.7	$18.7
Actual return on plan assets:
Relating to assets still held at the reporting date	0.4	0.5	-	0.5	(5.6)	(4.2)
Relating to assets sold during the period	-	(0.2)	-	(0.2)	-	(0.4)
Purchases, sales, and settlements	-	0.3	-	(0.5)	0.6	0.4
Transfers in and/or out of Level 3	(0.6)	(0.2)	-	-	-	(0.8)
Ending balance at December 31, 2009	0.2	1.3	-	0.5	11.7	13.7
Actual return on plan assets:
Relating to assets still held at the reporting date	(0.1)	0.2	-	-	1.8	1.9
Purchases, sales, and settlements	3.6	(0.5)	0.1	(0.5)	0.6	3.3
Ending balance at December 31, 2010	$3.7	$1.0	$0.1	$-	$14.1	$18.9

Cash Flows Related to Pension and Other Postretirement Benefit Plans

WPS's funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes.  WPS expects to contribute $62.4 million to pension plans and $10.9 million to other postretirement benefit plans in 2011, dependent upon various factors affecting WPS, including its liquidity position and tax law changes.

The following table shows the payments, reflecting expected future service, that WPS expects to make for pension and other postretirement benefits.  In addition, the table shows the expected federal subsidies, provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which will partially offset other postretirement benefits.

(Millions)	Pension Benefits	Other Benefits	Federal Subsidies
2011	$39.9	$13.0	$(0.9)
2012	41.5	13.6	(0.9)
2013	42.7	14.2	(1.0)
2014	44.1	14.9	(1.1)
2015	48.2	15.8	(1.1)
2016-2020	248.2	93.5	(6.1)

Defined Contribution Benefit Plans

Integrys Energy Group maintains a 401(k) Savings Plan for substantially all full-time WPS employees.  A percentage of employee contributions are matched through an employee stock ownership plan (ESOP) contribution up to certain limits.  Certain union employees receive a contribution to their ESOP account regardless of their participation in the 401(k) Savings Plan.  Employees who are no longer eligible to participate in the defined benefit pension plan participate in a defined contribution pension plan, in which certain amounts are contributed to an employee's account based on the employee's wages, age, and years of service.  WPS's share of the total costs incurred under these plans was $4.7 million in 2010, $5.2 million in 2009, and $5.1 million in 2008.

Integrys Energy Group maintains deferred compensation plans that enable certain key employees, including employees of WPS, to defer a portion of their compensation on a pre-tax basis.  All employee deferrals related to the deferred compensation plan in place prior to the PEC merger are remitted to WPS and, therefore, the liabilities and costs associated with this deferred compensation plan are included on WPS's Consolidated Balance Sheets and Consolidated Statements of Income, respectively.  The obligation classified within other long-term liabilities was $35.7 million at December 31, 2010, and $31.5 million at December 31, 2009.  The costs incurred under this arrangement were $3.4 million in 2010, $4.3 million in 2009, and $1.9 million in 2008.

NOTE 15--PREFERRED STOCK

WPS has 1,000,000 authorized shares of preferred stock with no mandatory redemption and a $100 par value.  Outstanding shares were as follows at December 31:

(Millions, except share amounts)	2010		2009
Series	Shares Outstanding	Carrying Value	Shares Outstanding	Carrying Value
5.00%	131,916	$13.2	131,916	$13.2
5.04%	29,983	3.0	29,983	3.0
5.08%	49,983	5.0	49,983	5.0
6.76%	150,000	15.0	150,000	15.0
6.88%	150,000	15.0	150,000	15.0
Total	511,882	$51.2	511,882	$51.2

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

The PSCW has restricted WPS to paying normal dividends on its common stock of no more than 103% of the previous year's common stock dividend without the PSCW's approval.  Integrys Energy Group's right to receive dividends on the common stock of WPS is also subject to the prior rights of WPS's preferred shareholders and to provisions in WPS's restated articles of incorporation, which limit the amount of common stock dividends that WPS may pay if its common stock and common stock surplus accounts constitute less than 25% of its total capitalization.  At December 31, 2010, these limitations amounted to $1.4 million out of WPS's total retained earnings of $424.9 million.  Consequently, at December 31, 2010, WPS had $423.5 million of retained earnings available for the payment of dividends.

The PSCW requires WPS to maintain a financial capital structure (i.e., the percentages by which each of common stock equity, preferred stock equity and debt constitute the total capital invested in a utility) that has a common equity range of 49% to 54%.  Prior to the 2011 rate case, the PSCW established a targeted financial common equity ratio at 51% that results in a regulatory common equity ratio of 53.41%.  The primary difference between the financial and the regulatory common equity ratio relates to certain off-balance sheet obligations, primarily purchased power obligations, considered by the PSCW in establishing the financial common equity target.  Effective with the 2011 rate order, the PSCW established a targeted financial common equity ratio at 50.24% resulting in a regulatory common equity ratio of 51.65%.  These percentages may be modified by the PSCW.

Integrys Energy Group may provide equity contributions or request a return of capital in order to maintain utility common equity levels consistent with those allowed by the regulators.  Wisconsin law prohibits WPS from making loans to or guaranteeing obligations of Integrys Energy Group or its other subsidiaries.  During 2010, WPS made a return of capital to Integrys Energy Group in the amount of $15.0 million, and WPS paid common dividends of $99.6 million to Integrys Energy Group.

NOTE 17--STOCK-BASED COMPENSATION

WPS employees may be granted awards under Integrys Energy Group's stock-based compensation plans.  At December 31, 2010, stock options, performance stock rights, and restricted shares and restricted share units were outstanding under various plans.  Compensation cost associated with these awards is allocated to WPS based on the percentages used for allocation of the award recipients' labor costs.

Performance stock rights, restricted shares, and restricted share units were accounted for as equity awards through June 30, 2010; however, in the third quarter of 2010, Integrys Energy Group determined that these awards should have been accounted for as liability awards due to certain changes to the deferred compensation plan approved by Integrys Energy Group's Board of Directors in the fourth quarter of 2007.  In the third quarter of 2010, consistent with the guidance in the Stock Compensation Topic of the FASB ASC, Integrys Energy Group began accounting for performance stock rights, restricted shares, and restricted share units as liability awards, which are required to be recorded at fair value each reporting period.  The cumulative effect of this change for WPS related to periods prior to the third quarter of 2010 was a decrease in net income attributed to common shareholder of $0.9 million.  Management determined that this amount was not material to prior periods and recorded the cumulative effect in earnings in the third quarter of 2010.

Compensation cost recognized for stock options was not significant during 2010 and 2009, and was $1.1 million during 2008.  The total compensation cost capitalized during these same years was not significant.

Compensation cost recognized for performance stock rights during 2010, 2009, and 2008, was $3.8 million, $1.7 million, and $2.3 million, respectively.  The total compensation cost capitalized during these same years was not significant.

Compensation cost recognized for restricted share and restricted share unit awards during 2010, 2009, and 2008, was $3.7 million, $1.7 million, and $1.6 million, respectively.  The total compensation cost capitalized during these same years was not significant.

NOTE 18--VARIABLE INTEREST ENTITIES

Effective January 1, 2010, WPS implemented SFAS No. 167, "Amendments to FASB Interpretation No. 46 (R)" (now incorporated as part of the Consolidation Topic of the FASB ASC).  WPS has a variable interest in an entity through a power purchase agreement relating to the cost of fuel.  This agreement contains a tolling arrangement in which WPS supplies the scheduled fuel and purchases capacity and energy from the facility.  This contract expires in 2016.  As of December 31, 2010 and December 31, 2009, WPS had approximately 500 megawatts of capacity available under this agreement.

WPS evaluated this variable interest entity for possible consolidation.  In this case, WPS has considered which interest holder has the power to direct the activities that most significantly impact the economics of the variable interest entity; this interest holder is considered the primary beneficiary of the entity and is required to consolidate the entity.  For a variety of reasons, including qualitative factors such as the length of the remaining term of the contracts compared with the remaining lives of the plants and the fact that WPS does not have the power to direct the operations and maintenance of the facilities, WPS determined it is not the primary beneficiary of this variable interest entity.

At December 31, 2010, the assets and liabilities on the Condensed Consolidated Balance Sheets that related to the involvement with this variable interest entity pertained to working capital accounts and represented the amounts owed by WPS for current deliveries of power.  WPS has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with this contract.  There is no significant potential exposure to loss as a result of its involvement with the variable interest entity.

NOTE 19--FAIR VALUE

Fair Value Measurements

The following tables show WPS's financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	December 31, 2010
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets
FTRs	$-	$-	$2.2	$2.2
Natural gas contracts	0.4	-	-	0.4
Petroleum products contracts	0.3	-	-	0.3
Coal contract	-	-	3.7	3.7
Total	$0.7	$-	$5.9	$6.6

Risk management liabilities
FTRs	$-	$-	$0.2	$0.2
Natural gas contracts	2.3	-	-	2.3
Coal contract	-	-	1.2	1.2
Total	$2.3	$-	$1.4	$3.7

	December 31, 2009
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets	$0.7	$-	$4.3	$5.0
Risk management liabilities	$1.3	$-	$1.2	$2.5

The risk management assets and liabilities listed in the tables above include a physical coal contract, NYMEX futures and options, as well as financial contracts used to manage transmission congestion costs in the MISO market.  NYMEX contracts are valued using the NYMEX end-of-day settlement price, which is a Level 1 input.  The valuation for FTRs is derived from historical data from MISO, which is considered a Level 3 input.  The valuation for the physical coal contract is categorized in Level 3 due to the significance of internally-developed inputs.   For more information on WPS's derivative instruments, see Note 2, "Risk Management Activities."  There were no transfers between the levels of the fair value hierarchy during 2010.

The following table sets forth a reconciliation of changes in the fair value of FTRs and the physical coal contract, which are categorized as Level 3 measurements:

	2010			2009
(Millions)	FTRs	Coal Contract	Total	FTRs
Balance at beginning of period	$3.1	$-	$3.1	$2.7
Net realized (loss) gain included in earnings	4.0	-	4.0	(2.9)
Net unrealized gain (loss) recorded as regulatory assets or liabilities	(1.2)	2.5	1.3	2.0
Net purchases and settlements	(3.9)	-	(3.9)	1.3
Balance at end of period	$2.0	$2.5	$4.5	$3.1

Unrealized gains and losses on FTRs and the physical coal contract are deferred as regulatory assets or liabilities.  Therefore, these fair value measurements have no impact on earnings.  Realized gains and losses on FTRs, as well as the related transmission congestion costs, are recorded in cost of fuel, natural gas, and purchased power on the Consolidated Statements of Income.

Fair Value of Financial Instruments

The following table shows the financial instruments included on WPS's Consolidated Balance Sheets that are not recorded at fair value.

	2010		2009
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$871.1	$924.3	$870.9	$909.9
Preferred stock	51.2	46.9	51.2	44.4

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

NOTE 20--MISCELLANEOUS INCOME

WPS's total miscellaneous income was as follows at December 31:

(Millions)	2010	2009	2008
Equity earnings on investments	$10.8	$11.0	$12.0
Key executive life insurance income	1.6	1.2	0.9
Equity portion of AFUDC	0.7	5.1	5.2
Weston 4 ATC interconnection agreement interest	-	-	2.5
Other	(0.7)	(0.5)	1.0
Total miscellaneous income	$12.4	$16.8	$21.6

NOTE 21--REGULATORY ENVIRONMENT

Wisconsin

2011 Rates

On January 13, 2011, the PSCW issued a final written order for WPS authorizing an electric rate increase of $21.0 million, excluding the impact of a $15.2 million estimated fuel refund (including carrying costs) from 2010, and requiring an $8.3 million decrease in natural gas rates, effective January 14, 2011.  The new rates reflect a 10.30% return on common equity and a common equity ratio of 51.65% in WPS's regulatory capital structure.  The order also adopted new electric fuel rules effective January 1, 2011.  The rulemaking process to implement the new fuel rules is expected to be complete in March 2011.

2010 Rates

On December 22, 2009, the PSCW issued a final written order for WPS authorizing an electric rate increase of $18.2 million, offset by an $18.2 million refund of 2009 and 2008 fuel cost over-collections, and a retail natural gas rate increase of $13.5 million, effective January 1, 2010.  Based on an order issued on April 1, 2010, the remaining $10.0 million of the total 2008 and 2009 fuel cost over-collections, plus interest of $1.3 million, were refunded to customers in April and May 2010, and the 2010 fuel cost over-collections were made subject to refund as of that date.  As of December 31, 2010, the balance of the 2010 fuel cost over-collections to be refunded to customers throughout 2011 was $15.2 million, which was recorded as a short-term regulatory liability.

2009 Rates

On December 30, 2008, the PSCW issued a final written order for WPS authorizing no change in retail electric rates from the fuel surcharge adjusted rates authorized effective July 4, 2008, and a $3.0 million decrease in retail natural gas rates.  The PSCW also approved a decoupling mechanism as a four-year pilot program, which allows WPS to defer and recover or refund in future rate proceedings all or a portion of the differences between the actual and authorized margin per customer impact of variations in volumes.  The annual deferral or refund is limited to $14.0 million for electric service and $8.0 million for natural gas service.  The mechanism does not adjust for changes in volume resulting from changes in customer count and does not cover large commercial and industrial customers.

2008 Rates

On January 15, 2008, the PSCW issued a final written order for WPS authorizing a retail electric rate increase of $23.0 million, and on February 11, 2008, WPS filed an application with the PSCW to adjust its 2008 electric rates for increased fuel and purchased power costs.  The PSCW approved an interim annual fuel surcharge increase of $29.7 million on March 20, 2008, and an additional final fuel surcharge increase of $18.3 million, effective July 4, 2008.

On September 30, 2008, the PSCW reopened the 2008 fuel surcharge to review forecasted fuel costs, as WPS's current and anticipated annual fuel costs were below those projected in the fuel surcharge.  As a result of the lower fuel and purchased power costs, WPS's rates from September 30, 2008, through December 31, 2008, were subject to refund.  On February 9, 2009, WPS filed a request with the PSCW to refund approximately $5 million of 2008 fuel costs to Wisconsin electric retail customers, which resulted in a credit to customers' bills in March and April 2009.

Michigan

2008 Rates

On December 4, 2007, the MPSC issued a final written order for WPS authorizing a retail electric rate increase of $0.6 million, effective December 5, 2007.  The new rates reflected a 10.60% return on common equity and a common equity ratio of 56.39% in WPS's regulatory capital structure.

NOTE 22--SEGMENTS OF BUSINESS

The Segment Reporting Topic of the FASB ASC requires that companies disclose segment information based on how management makes decisions about allocating resources to segments and measuring their performance.

At December 31, 2010, WPS reported three segments.  WPS manages its reportable segments separately due to their different operating and regulatory environments.  Its principal business segments are the regulated electric utility operations and the regulated natural gas utility operations.  The other segment includes nonutility activities, as well as equity earnings from WPS's investments in WRPC and WPS Investments, LLC, which holds an interest in ATC.

The tables below present information for the respective years pertaining to WPS's reportable segments:

	Regulated Utilities
2010 (Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated

Income Statement
Operating revenues	$1,223.4	$365.6	$1,589.0	$1.4	$(1.4)	$1,589.0
Depreciation and amortization expense	88.2	22.4	110.6	0.5	(0.5)	110.6
Miscellaneous income	0.8	0.2	1.0	11.411.3	-	12.4
Interest expense	40.7	9.6	50.3	4.1	-	54.4
Provision for income taxes	59.3	16.1	75.4	2.6	-	78.0
Preferred stock dividend requirements	2.5	0.6	3.1	-	-	3.1
Net income attributed to common shareholder	103.4	23.2	126.6	5.3	-	131.9
Total assets	2,653.4	628.7	3,282.1	103.9	-	3,386.0
Cash expenditures for long-lived assets	62.7	22.8	85.5	-	-	85.5

	Regulated Utilities
2009 (Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated

Income Statement
Operating revenues	$1,188.2	$395.6	$1,583.8	$1.4	$(1.4)	$1,583.8
Depreciation and amortization expense	84.1	23.0	107.1	0.5	(0.5)	107.1
Miscellaneous income	4.5	0.6	5.1	11.711.3	-	16.8
Interest expense	38.6	10.5	49.1	4.9	-	54.0
Provision for income taxes	50.2	15.8	66.0	2.0	-	68.0
Preferred stock dividend requirements	2.5	0.6	3.1	-	-	3.1
Net income attributed to common shareholder	88.0	24.1	112.1	5.2	-	117.3
Total assets	2,602.5	606.2	3,208.7	102.6	-	3,311.3
Cash expenditures for long-lived assets	235.2	24.3	259.5	-	-	259.5

	Regulated Utilities
2008 (Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated

Income Statement
Operating revenues	$1,208.9	$539.4	$1,748.3	$1.5	$(1.4)	$1,748.4
Depreciation and amortization expense	78.5	20.9	99.4	0.6	(0.5)	99.5
Miscellaneous income	5.8	2.4	8.2	13.4	-	21.6
Interest expense	33.4	9.0	42.4	1.6	-	44.0
Provision for income taxes	45.6	23.6	69.2	3.9	-	73.1
Preferred stock dividend requirements	2.1	1.0	3.1	-	-	3.1
Net income attributed to common shareholder	88.6	32.0	120.6	8.6	-	129.2
Total assets	2,527.0	686.8	3,213.8	99.9	-	3,313.7
Cash expenditures for long-lived assets	190.0	85.4	275.4	-	-	275.4

NOTE 23--RELATED PARTY TRANSACTIONS

WPS and its subsidiary, WPS Leasing, routinely enter into transactions with related parties, including Integrys Energy Group, its subsidiaries, and other entities in which WPS has material interests.

WPS provides and receives services, property, and other items of value to and from its parent, Integrys Energy Group, and other subsidiaries of Integrys Energy Group.  All such transactions are made pursuant to an Affiliated Interest Agreement ("Regulated Agreement") approved by the PSCW.  MGU, MERC, UPPCO, PGL, and NSG (together with WPS, the "regulated subsidiaries") have all been added as parties to the Regulated Agreement and, like WPS, can also provide and receive services, property, and other items of value to and from their parent, Integrys Energy Group, and other regulated subsidiaries of Integrys Energy Group.  WPS is also a party to an agreement with Integrys Energy Group and Integrys Energy Group's non-regulated subsidiaries.  This Master Affiliated Interest Agreement ("Non-Regulated Agreement") was also approved by the PSCW.  The other regulated subsidiaries are not parties to the

Non-Regulated Agreement.  The Regulated Agreement requires that all services are provided at cost.  The Non-Regulated Agreement provides that WPS must receive payment equal to the higher of their cost or fair value for services, property, and other items of value that WPS provides to Integrys Energy Group or its other non-regulated subsidiaries, and that WPS must make payments equal to the lower of the provider's cost or fair value for services, property, and other items of value that Integrys Energy Group or its other non-regulated subsidiaries provide to WPS.  Modification or amendment to these agreements requires the approval of the PSCW.

IBS provides 15 categories of services (including financial, human resource, and administrative services) to WPS pursuant to a Master Regulated Affiliated Interest Agreement (IBS AIA) which has been approved by, or granted appropriate waivers from, the appropriate regulators, including the PSCW.  As required by FERC regulations for centralized service companies, IBS renders services at cost.  The PSCW must be notified prior to making changes to the services offered under and the allocation methods specified in the IBS AIA.  Other modifications or amendments to the IBS AIA would require PSCW approval.  Recovery of allocated costs is addressed in WPS's rate cases.

In 2010, a new affiliated interest agreement (Non-IBS AIA) that would govern the provision of intercompany services, other than IBS services, within Integrys Energy Group, was submitted to the PSCW for approval.  (A previous filing in 2008 was withdrawn.)  The Non-IBS AIA was written primarily to limit the scope of services now provided by IBS that had been provided under the Regulated Agreement and the Non-Regulated Agreement.  The Non-IBS AIA would replace these current agreements, except the IBS AIA, after proper approvals.  The pricing methodologies from the current agreements would carry forward to the Non-IBS AIA.  The Non-IBS AIA has yet to be approved by the PSCW.  On January 27, 2011, the PSCW issued a notice to consider the Non-IBS AIA.

WPS provides repair and maintenance services to ATC under an Operation and Maintenance Services Agreement for Transmission Facilities approved by the PSCW.  Services are billed to ATC under this agreement at WPS's fully allocated cost.

The table below includes information related to transactions entered into with related parties as of December 31.

(Millions)	2010	2009

Notes payable (1)
Integrys Energy Group	$8.6	$9.3

Benefit costs (2)
Receivables from related parties	11.8	10.9

Liability related to income tax allocation
Integrys Energy Group	9.0	10.5

The following table shows activity associated with related party transactions for the years ended December 31.

(Millions)	2010	2009	2008

Electric transactions
Sales to UPPCO	$26.7	$42.5	$43.9
Purchases from UPPCO	-	0.2	-

Natural gas transactions
Sales to Integrys Energy Services	0.7	0.5	0.8
Purchases from Integrys Energy Services	1.2	1.5	8.7

Interest expense (1)
Integrys Energy Group	0.8	0.8	0.8

Transactions with equity method investments
Charges from ATC for network transmission services	96.6	84.5	82.2
Net amounts received from (advanced to) ATC for transmission interconnection	-	-	82.3
Charges to ATC for services and construction	11.2	7.2	10.6
Net proceeds from WRPC sales of energy to MISO	4.5	2.6	5.8
Purchases of energy from WRPC	4.7	4.6	4.7
Revenues from services provided to WRPC	0.6	0.6	0.8
Income from WPS Investments, LLC (3)	9.8	10.0	9.8

(1)	WPS Leasing, a consolidated subsidiary of WPS, has a note payable to WPS's parent company, Integrys Energy Group.

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

(3)
WPS Investments, LLC is a consolidated subsidiary of Integrys Energy Group that is jointly owned by Integrys Energy Group, WPS, and UPPCO.  At December 31, 2010, WPS had a 12.54% interest in WPS Investments accounted for under the equity method.  WPS's percentage ownership interests have continued to decrease as additional equity contributions are made by Integrys Energy Group to WPS Investments.

NOTE 24--QUARTERLY FINANCIAL INFORMATION (Unaudited)

(Millions)	Three Months Ended
	2010
	March	June	September	December	Total

Operating revenues	$467.0	$345.0	$388.1	$388.9	$1,589.0
Operating income	89.8	46.5	70.7	48.0	255.0
Net income attributed to common shareholder	47.5	23.7	39.5	21.2	131.9

	2009
	March	June	September	December	Total

Operating revenues	$488.2	$347.6	$351.2	$396.8	$1,583.8
Operating income	87.4	46.4	62.1	29.7	225.6
Net income attributed to common shareholder	49.3	24.7	33.6	9.7	117.3

Because of various factors that affect the utility business, the quarterly results of operations are not necessarily comparable.

H.  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

To the Board of Directors of Wisconsin Public Service Corporation:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Public Service Corporation and subsidiary (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Wisconsin Public Service Corporation and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 23, 2011

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

WPS's management, with the participation of WPS's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of WPS's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report and has concluded that, as of the end of such period, WPS's disclosure controls and procedures were effective to ensure that information required to be disclosed by WPS in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in WPS's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

For WPS's Management Report on Internal Control Over Financial Reporting see Section A of Item 8.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name and Age (1)		Position and Business Experience During Past Five Years	Effective Date

Charles A. Schrock	57	Chairman, President and Chief Executive Officer of Integrys Energy Group and Chairman and Director of WPS	04-01-10
		President and Chief Executive Officer of Integrys Energy Group and Chairman and Director of WPS	03-16-09
		President and Chief Executive Officer of Integrys Energy Group and Director of WPS	01-01-09
		President, Chief Executive Officer and Director of WPS	05-31-08
		President and Director of WPS	02-21-07
		President and Chief Operating Officer – Generation	08-15-04

Lawrence T. Borgard	49	President and Chief Operating Officer – Utilities of Integrys Energy Group and President and Chief Executive Officer and Director of WPS	04-05-09
		President and Chief Operating Officer – Integrys Gas Group (2) and Director of WPS	02-21-07
		President and Chief Operating Officer – Energy Delivery	08-15-04

Phillip M. Mikulsky	62	Executive Vice President – Business Performance and Shared Services of Integrys Energy Group and Director of WPS	12-26-10
		Executive Vice President – Corporate Development and Shared Services of Integrys Energy Group and Director of WPS	09-21-08
		Executive Vice President and Chief Development Officer of Integrys Energy Group and Director of WPS	02-21-07
		Executive Vice President – Development of Integrys Energy Group	09-12-04

Joseph P. O'Leary	56	Senior Vice President and Chief Financial Officer of Integrys Energy Group and WPS and Director of WPS	02-21-07
		Senior Vice President and Chief Financial Officer of Integrys Energy Group and WPS	06-04-01

Diane L. Ford	57	Vice President and Corporate Controller of Integrys Energy Group and WPS	02-21-07
		Vice President – Controller and Chief Accounting Officer of Integrys Energy Group and WPS	07-11-99

William J. Guc	41	Vice President and Treasurer of Integrys Energy Group and Treasurer of WPS	12-01-10
		Vice President – Finance and Accounting and Controller – Integrys Energy Services	03-07-10
		Vice President and Controller – Integrys Energy Services	09-21-08
		Controller – Integrys Energy Services (previously named WPS Energy Services)	02-21-05

William D. Laakso	48	Vice President – Human Resources of Integrys Energy Group and Director of WPS	09-21-08
		Interim Vice President – Human Resources of IBS and Director of WPS	08-25-08
		Interim Vice President – Human Resources of IBS	05-15-08
		Director – Workforce and Organizational Development of IBS	08-12-07
		Director of Organizational Development	12-12-05

Name and Age (1)		Position and Business Experience During Past Five Years	Effective Date

James F. Schott	53	Vice President – External Affairs of Integrys Energy Group and WPS and Director of WPS	05-12-10
		Vice President – External Affairs of Integrys Energy Group and Vice President – Regulatory Affairs and Director of WPS	04-01-10
		Vice President – External Affairs of Integrys Energy Group and Vice President – Regulatory Affairs	03-22-10
		Vice President – Regulatory Affairs	07-18-04

Barth J. Wolf	53	Vice President, Chief Legal Officer, and Secretary of Integrys Energy Group and Secretary of WPS	07-31-07
		Vice President – Legal Services and Chief Compliance Officer – IBS	02-21-07
		Secretary and Manager – Legal Services of Integrys Energy Group and WPS	09-19-99

(1)
All ages are as of January 1, 2011.  None of the executives and/or directors listed above are related by blood, marriage, or adoption to any of the other officers listed or to any director of WPS.  Each officer holds office until his or her successor has been duly elected and qualified, or until his or her death, resignation, disqualification, or removal.

(2)	The Integrys Gas Group includes PGL, NSG, MERC, and MGU.

WPS's board of directors is comprised solely of inside directors and WPS does not have any standing committees of its board of directors.  The role of an effective director inherently requires certain personal qualities, such as integrity, as well as the ability to comprehend, discuss, and critically analyze materials and issues that are presented so that the director may exercise judgment and reach conclusions in fulfilling his or her duties and fiduciary obligations.  WPS believes that the specific background of each director, as set forth in the table above, evidences their ability to serve as a WPS director and, accordingly, led to the conclusion that each of the directors should continue to serve as a WPS director.

WPS is a wholly owned subsidiary of Integrys Energy Group.  See Integrys Energy Group's Proxy Statement for its Annual Meeting of Shareholders to be held May 11, 2011 (Proxy Statement), under "Ownership of Voting Securities-Section 16(a) Beneficial Ownership Reporting Compliance" for information related to Section 16 compliance.

Integrys Energy Group has adopted a Code of Conduct, which covers WPS and serves as its Code of Business Conduct and Ethics.  The Code of Conduct applies to all of WPS's directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Corporate Controller, and any other persons performing similar functions.

Integrys Energy Group's Code of Conduct may be accessed on the Integrys Energy Group website at www.integrysgroup.com by selecting "Investor" then selecting "Corporate Governance."  Any amendments to, or waivers from, the Code of Conduct will be disclosed on Integrys Energy Group's website within the prescribed time period.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis is to provide material information that is necessary for an understanding of WPS's compensation policies and decisions relating to its named executive officers, including the identification of key components of its executive compensation program, and an explanation of the purpose of each key component.  WPS's named executive officers for 2010 consist of the following:

•	Lawrence T. Borgard, President and Chief Executive Officer;
•	Joseph P. O'Leary, Senior Vice President and Chief Financial Officer;
•	Charles A. Schrock, Chairman, President and Chief Executive Officer of Integrys Energy Group;
•	Phillip M. Mikulsky, Executive Vice President – Business Performance and Shared Services of Integrys Energy Group; and
•	Barth J. Wolf, Secretary

Mr. Borgard, Mr. O'Leary and Mr. Schrock are also named executive officers of Integrys Energy Group and the compensation paid to them will be reported in the Proxy Statement of Integrys Energy Group.  The compensation reported below and in the Proxy Statement reflects total compensation paid to WPS's named executive officers in consideration of their service to Integrys Energy Group and its subsidiaries, including WPS.

Compensation Philosophy and Objectives

WPS is a wholly owned subsidiary of Integrys Energy Group.  As such, WPS does not have a standing compensation committee because its executives participate in the compensation programs and plans of Integrys Energy Group, which are administered by the Compensation Committee of Integrys Energy Group's Board of Directors (referred to as the Committee).  The Committee presents recommendations regarding appropriate compensation packages for WPS's named executive officers to the Integrys Energy Group Board of Directors for its approval.  The recommendations of the Committee are based on the same compensation philosophy and use of market studies as those used in determining compensation for executives of Integrys Energy Group.  For information relating to these matters, as well as a discussion of the role of the Committee and the role of advisors to the Committee, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis."

Base Salary

Base salary is used to provide annual cash income to executives to compensate them for services rendered during the fiscal year.  Salary increases for 2010 were determined by the Committee based on recommendations of the Chief Executive Officer of Integrys Energy Group, which may include overall company and individual performance of the executive and the Committee's evaluation of current market data as provided by the independent compensation consultant hired by the Committee.  In December 2009, the Committee granted base salary increases for 2010 for the WPS named executive officers that averaged approximately 5%, with increases primarily driven by market analysis.  However, these increases were partially offset by the fact that all WPS named executive officers were required to take one week of unpaid furlough similar to all employees.  Base salaries for 2010 for the WPS named executive officers were competitive with the market at the time that the base salaries were approved.  The goal of setting base salary at or near market median levels allows the company to be competitive in the marketplace.

Short-Term Incentive Compensation

All of the WPS named executive officers participated in the Integrys Energy Group 2010 Executive Incentive Plan (Incentive Plan).  Provided below are the specific performance goals and measurement weightings established for each of the WPS named executive officers (other than Mr. Borgard, Mr. O'Leary and Mr. Schrock) for the Incentive Plan.  For Mr. Borgard, Mr. O'Leary and Mr. Schrock, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program."

	Phillip M. Mikulsky	Barth J. Wolf
Consolidated Calculated Net Income (1)	70%	70%
Environmental Impact (2)	5%	5%
Customer Satisfaction – Utility Customers (3)	5%	5%
Customer Satisfaction – Business Partners (4)	10%	10%
Safety (5)	10%	10%

(1)	Performance is measured based on Integrys Energy Group consolidated net income attributed to common shareholders as reported in its 2010 Form 10-K, as adjusted by the Committee.

(2)	Performance is measured based on the implementation of projects and activities in 2010 that reduced annual emissions, such as carbon dioxide (CO2).

(3)	Performance is measured based on customer satisfaction through surveys performed by an outside vendor as compared to survey results of other regional benchmark energy suppliers.

(4)
Performance is measured based on internal customer satisfaction at the Integrys Business Support, LLC subsidiary through an annual partner survey of internal company business partners as compared to a target score.

(5)	Performance is measured based on OSHA recordable incident rates.

Under the Incentive Plan, no payouts for financial measure results are made to any of the WPS named executive officers if the Consolidated Calculated Net Income threshold level is not attained.  In addition, Incentive Plan payouts related to non-financial measures are reduced by 50% if the Consolidated Calculated Net Income threshold level is not attained.

Threshold, target and superior performance levels for each goal, as well as the weighting of each measure, are approved by the Committee.  For each of the short-term incentive measures, the Committee sets specific performance levels early in the plan year and factors in stretch performance objectives in developing the performance measures.  Threshold levels represent minimally acceptable performance, target levels represent performance that should typically be achievable in any given year, and superior levels represent stellar performance beyond that typically achievable in any given year.

Provided below are the specific payout levels established for 2010 for each of the WPS named executive officers (other than Mr. Borgard, Mr. O'Leary and Mr. Schrock) for the Incentive Plan.  For Mr. Borgard, Mr. O'Leary and Mr. Schrock, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program."

	Payout Levels (as a percent of actual paid base salary)
Named Executive Officer	Threshold	Target	Superior
Phillip M. Mikulsky	-	60.0	120.0
Barth J. Wolf	-	55.0	110.0

Provided below are threshold, target and superior levels, as well as information related to actual results achieved for 2010 and related payout percentage for the financial measure:

				2010 Actual Results
Financial Measure	Threshold	Target	Superior	Amount	Payout % of Target
Consolidated Calculated Net Income	$238.2 million	$264.7 million	$291.1 million	$251.7	50.94%

In making the determination as to the financial measure, as provided for in the Incentive Plan, the Committee reviewed certain adjustments to Integrys Energy Group's consolidated net income as reported in its 2010 Annual Report on Form 10-K and concluded adjustments were appropriate because the underlying events were non-recurring in nature and the accounting effects of these items were not indicative of the performance of the WPS named executive officers during 2010.  These adjustments included adjustments related to health care reform costs, as well as items related to Integrys Energy Group's nonregulated operations, including a natural gas plant impairment, mark to market and other costs related to the restructuring of the nonregulated business.  The total adjustment to consolidated calculated net income was $20.0 million, with the largest adjustment resulting from a noncash charge related to a natural gas plant impairment at Integrys Energy Services, Inc.  All adjustments approved by the Committee were consistent with the nature of adjustments allowed for under the Incentive Plan.

The 2010 nonfinancial measures and performance range results are provided in the following table:

Nonfinancial Measures	Range of Performance Result
Environmental Impact	Above Superior
Customer Satisfaction – Utility Customers	Between Target and Superior
Customer Satisfaction – Business Partners	Between Threshold and Target
Safety	Between Target and Superior

The amount of total payouts awarded under the Incentive Plan for each of the WPS named executive officers (other than Mr. Borgard, Mr. O'Leary and Mr. Schrock) for the Incentive Plan, along with the payout percentages as a percent of targets and individual base salary earnings are summarized in the table below.  For Mr. Borgard, Mr. O'Leary and Mr. Schrock, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program."

	Phillip M. Mikulsky	Barth J. Wolf
Amount of Payout	$183,914	$137,559
Payout as % of Target	77.7%	77.7%
Payout as % of Base Salary	46.7%	42.8%

The Committee believes it is important to establish performance targets and incentives that align executive compensation with financial and operational performance, promote value-driven decision making by executives and provide total compensation levels that are competitive in the market.  Payout is made on any individual measure with results above threshold (provided that no payout for any financial measure is made unless the Consolidated Calculated Net Income threshold is reached, and payouts related to nonfinancial measures are also reduced by 50% if the Consolidated Calculated Net Income threshold is not reached).  Company performance and the use of stretch performance objectives have had an effect on payout levels, with payouts for the named executive officers ranging from 43.6% to 103.8% of target and from 21.8% to 102.4% of actual paid base salary during the 2008 through 2010 periods.

Long-Term Incentive Compensation

The long-term incentive compensation granted by the Committee for 2010 as a percent of annualized base salary for each WPS named executive officer (other than Mr. Borgard, Mr. O'Leary and Mr. Schrock) was as follows:  Phillip M. Mikulsky 125% and Barth J. Wolf 105%.  For long-term incentive compensation granted for 2010 for Mr. Borgard, Mr. O'Leary and Mr. Schrock, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program – Long-Term Incentive Compensation."

Other Benefits and Plans

WPS has certain other plans which provide, or may provide, cash compensation and benefits to the WPS named executive officers.  These benefits and plans include a nonqualified deferred compensation plan, a qualified pension plan, a nonqualified pension restoration plan and supplemental retirement plan, and perquisites.  WPS also provides life insurance as part of its compensation package.  The Committee considers all of these benefits and plans when reviewing total compensation of the WPS named executive officers.

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

Qualified Pension Plan

The WPS named executive officers are eligible to participate in the qualified Integrys Energy Group Retirement Plan (referred to as the pension plan) upon completion of one year of service and 1,000 or more hours of work during that year.  All WPS named executive officers are eligible to participate in the pension plan.  The pension plan requires three years of employment or the attainment of age 65 to be vested in the plan.

For a more detailed discussion of the pension plan, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Other Benefits and Plans – Qualified Pension Plan."

Provided below is the pension service credit for each WPS named executive officer (other than for Mr. Borgard, Mr. O'Leary and Mr. Schrock).  For Mr. Borgard, Mr. O'Leary and Mr. Schrock, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program – Other Benefits and Plans."

Named Executive Officer	Annual Percentage Credit Earned in 2010	Accumulated Total Service Credits Earned as of December 31, 2010
Phillip M. Mikulsky	15%	621%
Barth J. Wolf	15%	331%

The pension plan does not allow for granting of additional service credit not otherwise authorized under the plan terms.  Provided in the Pension Benefits Table for 2010 below is a tabulation of the present value of the accumulated pension benefit using full years of credited service only.  For the present value of the accumulated pension benefit of Mr. Borgard, Mr. O'Leary and Mr. Schrock, see the Proxy Statement under the caption "Executive Compensation – Pension Benefits Table for 2010."

Nonqualified Pension Restoration Plan and Supplemental Retirement Plan

The WPS named executive officers receive a nonqualified pension restoration benefit under the Nonqualified Pension Restoration Plan.  Pension restoration provides a benefit based upon the difference between (1) the benefit the executive would have been entitled to under the pension plan if the maximum benefit limitation under IRS Section 415 and the compensation limitation under IRS Section 401(a)(17) did not apply, and if all base compensation and annual incentive amounts had been paid to the executive in cash rather than being deferred into the Integrys Energy Group Deferred Compensation Plan, and (2) the executive's actual benefit under the pension plan.  The Nonqualified Deferred Compensation Table for 2010 below provides information on the deferrals into the Pension Restoration Plan and earnings for each WPS named executive officer.  For information on the deferrals into the Pension Restoration Plan and earnings for Mr. Borgard, Mr. O'Leary and Mr. Schrock, see the Proxy Statement under the caption "Executive Compensation – Nonqualified Deferred Compensation Table for 2010."

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

These additional retirement benefits are designed to attract and retain key management employees who are important to the successful operation of the company.  The Pension Benefits Table for 2010 below provides additional information regarding the present value of accumulated benefits under the SERP for each WPS named executive officer (other than Mr. Borgard, Mr. O'Leary and Mr. Schrock).  For Mr. Borgard, Mr. O'Leary and Mr. Schrock, see the Proxy Statement under the caption "Executive Compensation - Pension Benefits Table for 2010."

Beginning in 2008, WPS made the decision to move away from the use of defined benefit plans for all non-union employees, including executives, because of market trends.  A ten-year transition period applies, which means that, ultimately, no qualified or nonqualified benefit pension plans will exist for future benefit accruals.  These plans are being replaced with defined contribution plans.

Perquisites

The WPS named executive officers are provided with a modest level of personal benefits.  These may include payments for executive physicals, financial counseling, home office equipment and office parking.

Life Insurance

The WPS named executive officers are eligible for an enhanced life insurance benefit of up to three times their annual base salary, with a maximum benefit level (taking into account both employer-provided coverage and any supplemental coverage that the officer voluntarily purchases) of $1,500,000.  Accidental Death and Dismemberment (AD&D) coverage is also provided for these same named executive officers up to three times their annual base salary, subject to a separate $1,500,000 maximum benefit level.  The IRS requires that imputed income be calculated and recorded for company paid life insurance in excess of $50,000.  In compliance with IRS regulations, imputed income is recorded to the extent that an executive's life insurance benefit exceeds this limit.  Listed below is the life insurance coverage in place as of December 31, 2010, for each named executive officer (other than Mr. Borgard, Mr. O'Leary, and Mr. Schrock).  For Mr. Borgard, Mr. O'Leary, and Mr. Schrock, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program."

Named Executive Officer	Life Insurance Coverage ($)
Phillip M. Mikulsky	1,211,000
Barth J. Wolf	1,005,000

Change in Control Agreements

The Committee has authorized each of the WPS named executive officers to receive protection and associated benefits in the event of a covered termination following a change in control of Integrys Energy Group.  These agreements between the named executive officers and Integrys Energy Group each contain a "double trigger" arrangement, whereby a payment is only made if there is a change in control of Integrys Energy Group and the executive is actually terminated or terminates employment under certain circumstances after being demoted or after certain other adverse changes in the executive's working conditions or status.  The Committee periodically reviews the payment and benefit levels in the change in control agreements and the triggers to ensure that they remain competitive and appropriate.  As part of this process no tax gross-up provisions are being provided to any executive officers of WPS or Integrys Energy Group other than a provision that was contained in an older agreement with Mr. Mikulsky.

For a more detailed discussion of the change in control agreements, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Other Benefits and Plans – Change in Control Agreements."

Common Stock Ownership Guidelines

WPS believes that it is important to align executive and shareholder interests by defining stock ownership guidelines for executives.  Because WPS is wholly owned by Integrys Energy Group, the stock ownership guidelines are based on Integrys Energy Group common stock.  For 2010, WPS's named executive officers are expected to retain at least 50% of their future vested stock awards until certain levels of common stock are owned, with such levels ranging from one to five times base annual salary, depending on the position.  The target level for ownership of Integrys Energy Group common stock was five times annualized base salary for Charles A. Schrock, three times annualized base salary for Lawrence T. Borgard and Joseph P. O'Leary, two times annualized base salary for Phillip M. Mikulsky, and one times annualized base salary for Barth J. Wolf.  All of the WPS named executive officers are complying with its stock ownership guidelines.

Summary Compensation Table for 2010

The following table sets forth for each of the WPS named executive officers (other than Mr. Borgard, Mr. O'Leary and Mr. Schrock) compensation information for the past three fiscal years during which they were named executive officers:  (1) the dollar value of base salary and bonus earned during the applicable fiscal years; (2) the aggregate grant date fair value of stock and option awards, as computed in accordance with the FASB ASC Topic 718 (all stock option awards in this and the other tables relate to Integrys Energy Group common stock); (3) the dollar value of earnings for services pursuant to awards granted during the applicable fiscal years under non-equity incentive plans; (4) the change in pension value and nonqualified compensation earnings during the applicable fiscal years; (5) all other compensation for the applicable fiscal years; and (6) the dollar value of total compensation for the applicable fiscal years.  This Summary Compensation Table for 2010 and the tables that follow reflect the compensation paid to the named executive officers for all services rendered in all capacities to Integrys Energy Group and its subsidiaries, including WPS, regardless of whether the compensation was paid by Integrys Energy Group or any of its subsidiaries.  For Mr. Borgard, Mr. O'Leary and Mr. Schrock, see the Proxy Statement under the caption "Executive Compensation – Summary Compensation Table for 2010."

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensa- tion ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Phillip M. Mikulsky (6) Executive Vice President – Business Performance and Shared Services of Integrys Energy Group	2010	394,136	-	457,655	151,368	183,914	639,049	23,718	1,849,840

Barth J. Wolf Secretary	2010 2009 2008	321,594 301,154 290,000	- - -	319,446 193,156 179,025	105,650 58,785 66,381	137,559 165,595 92,098	520,240 196,953 658,578	16,858 19,763 14,015	1,421,347 935,406 1,300,097

(1)
Amounts shown reflect a reduction of one week's salary due to unpaid furlough that was required of all employees during 2010.  Amounts shown include amounts deferred into the Integrys Energy Group Deferred Compensation Plan.  See the Nonqualified Deferred Compensation Table for 2010 for more information.

(2)
The amounts shown in columns (e) and (f) reflect the grant date fair value of the awards computed in accordance with FASB ASC Topic 718 - Stock Compensation.  For information regarding the assumptions made in valuing the stock and option awards, see Note 17, "Stock-Based Compensation."

(3)
Non-equity incentive compensation is payable annually in the first quarter of the next fiscal year, and may be deferred at the election of the named executive officer.  Payment is calculated based on the measurement outcomes and as a percent of adjusted gross base salary earnings from the company for services performed during the payroll year.

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

Time Period	AFR 120%	Reserve A – Daily	Reserve B – Daily
October 2009 – March 2010	4.93%	6.0000%	6.0000%
April 2010 – September 2010	5.29%	6.0000%	6.0000%
October 2010 – March 2011	3.99%	8.2603%	5.8531%

(5)
The amounts shown for each named executive officer include other compensation items consisting of life insurance premiums, imputed income from life insurance benefits, and Employee Stock Ownership Plan (ESOP) matching contributions.  For individual items included in column (i) that were in excess of $10,000, see the table below reflecting ESOP matching contributions.

Named Executive Officer	ESOP ($)
Phillip M. Mikulsky	13,176
Barth J. Wolf	13,158

(6)	The amounts shown are only for 2010 as Mr. Mikulsky was not included as a WPS named executive officer during 2008 and 2009.

With regard to equity awards, no re-pricing, extension of exercise periods, change of vesting or forfeiture conditions, change or elimination of performance criteria, change of bases upon which returns are determined, or any other material modification of any outstanding option or other equity based award occurred during fiscal years reported in the table.

Grants of Plan-Based Awards Table for 2010

The following table sets forth information regarding all incentive plan awards that were made to the WPS named executive officers (other than Mr. Borgard, Mr. O'Leary and Mr. Schrock) during 2010, including equity and non-equity based awards.  For Mr. Borgard, Mr. O'Leary and Mr. Schrock, see the Proxy Statement under the caption "Executive Compensation – Grants of Plan-Based Awards Table for 2010."

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards Annual Incentive Plan (1)			Estimated Future Payouts Under Equity Incentive Plan Awards Performance Share Program			All Other Stock Awards: Number of Shares of Stock or Units (#) Restricted Stock Program	All Other Option Awards: Number of Securities Underlying Options (#) Stock Option Program	Exercise or Base Price Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (2)
		Threshold ($)	Target ($)	Superior ($)	Threshold (#)	Target (#)	Superior (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Phillip M. Mikulsky	2010	-	241,862	483,725
	02/11/10				3,878	7,756	15,512				355,535
	02/11/10							2,456			102,120
	02/11/10								28,560	41.58	151,368
Barth J. Wolf	2010	-	184,223	368,445
	02/11/10				2,707	5,414	10,828				248,178
	02/11/10							1,714			71,268
	02/11/10								19,934	41.58	105,650

(1)
Based on 2010 Executive Incentive Plan payout percentages.  For more information, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program – Short-Term Incentive Compensation."

(2)
Performance shares are valued at target payout using the value derived from a Monte Carlo simulation.  Restricted stock is valued at $41.58, the closing stock price on the grant date.  Stock options are valued at $5.30 on an accounting expense basis based on a proprietary "advance lattice" option pricing model.

For a narrative description of the material factors necessary to understand the information disclosed in the Summary Compensation Table for 2010 and the Grants of Plan-Based Award Table for 2010, see the Proxy Statement under the caption "Executive Compensation."

Outstanding Equity Awards Table for 2010

The following table sets forth information for the WPS named executive officers (other than Mr. Borgard, Mr. O'Leary and Mr. Schrock) regarding outstanding awards under the stock option plan, restricted stock plan, incentive plans, and similar plans, including market-based values of associated rights and/or shares as of December 31, 2010.  For Mr. Borgard, Mr. O'Leary and Mr. Schrock, see the Proxy Statement under the caption "Executive Compensation – Outstanding Equity Awards Table for 2010."

	Options Awards (1)					Stock Awards (2)
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (3)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Phillip M. Mikulsky	37,388	-	-	48.11	12/08/14	5,582	270,783	13,881	673,367
	32,455	-	-	54.85	12/07/15
	28,761	-	-	52.73	12/07/16
	762	253	-	58.65	05/17/17
	15,136	15,134	-	48.36	02/14/18
	6,462	19,383	-	42.12	02/12/19
	-	28,560	-	41.58	02/11/20
Barth J. Wolf	5,156	-	-	48.11	12/07/14	3,541	171,774	9,190	445,807
	6,491	-	-	54.85	12/07/15
	6,783	-	-	52.73	12/07/16
	2,226	741	-	58.65	05/17/17
	7,344	7,342	-	48.36	02/14/18
	3,983	11,948	-	42.12	02/12/19
	-	19,934	-	41.58	02/11/20

(1)	Provided below is the corresponding vesting date relative to each option expiration date:

Grant Date	Full Vesting Date	Expiration Date
12/08/04	12/08/08	12/08/14
12/07/05	12/07/09	12/07/15
12/07/06	12/07/10	12/07/16
05/17/07	05/17/11	05/17/17
02/14/08	02/14/12	02/14/18
02/12/09	02/12/13	02/12/19
02/11/10	02/11/14	02/11/20

(2)	Integrys Energy Group stock price on December 31, 2010, was $48.51.

(3)
Included in columns (i) and (j) above are the performance shares pertaining to grants made in 2009 and 2010 for the performance periods of 2009-2011 and 2010-2012 that may still be paid out as of December 31, 2010.  Not included in columns (i) and (j) above are the performance shares pertaining to grants made in 2008 for the performance period of 2008-2010.  Subsequent to December 31, 2010, a payout will occur on performance shares for the performance period of 2008-2010 due to Total Shareholder Return results being above threshold requirements.  The number of earned performance shares attributable to each named executive officer as a result of the threshold requirements being achieved, along with the corresponding market value of such shares, is as follows:

Named Executive Officer	# Earned Shares	Market or payout value of earned shares ($)
Phillip M. Mikulsky	6,888	334,137
Barth J. Wolf	3,342	162,120

Option Exercises and Stock Vested Table for 2010

The following table sets forth amounts received by each WPS named executive officer (other than Mr. Borgard, Mr. O'Leary and Mr. Schrock) upon exercise of options (or similar instruments) or the vesting of stock (or similar instruments) during 2010.  For Mr. Borgard, Mr. O'Leary and Mr. Schrock, see the Proxy Statement under the caption "Executive Compensation – Option Exercises and Stock Vested Table for 2010."

	Option Awards		Stock Awards *
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
(a)	(b)	(c)	(d)	(e)
Phillip M. Mikulsky	80,483	800,208	8,381	398,310
Barth J. Wolf	11,112	95,208	4,097	194,220

*
A payout will be made on performance shares in 2011 based on total shareholder return for the performance period ending December 31, 2010, meeting the threshold payout level.  These performance shares had a performance period beginning on January 1, 2008, and ending on December 31, 2010.

Pension Benefits Table for 2010

The following table sets forth the actuarial present value of each WPS named executive officer's (other than Mr. Borgard, Mr. O'Leary and Mr. Schrock) accumulated benefit under each defined benefit plan, assuming benefits are paid at normal retirement age based on current levels of compensation.  For Mr. Borgard, Mr. O'Leary and Mr. Schrock, see the Proxy Statement under the caption "Executive Compensation – Pension Benefits Table for 2010."  None of the WPS named executive officers are currently eligible for early retirement other than Mr. Schrock and Mr. Mikulsky.  No pension benefits were paid to any of the currently employed WPS named executive officers during the year.  Specific details of these benefits are discussed in more detail in the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program – Other Benefits and Plans."

Name	Plan Name (1)	Number of years of credited service (#)(2)	Present value of accumulated benefits ($)(3)	Payments during last fiscal year ($)
(a)	(b)	(c)	(d)	(e)
Phillip M. Mikulsky	Retirement Plan	39	1,414,173	-
	Restoration Plan	39	2,620,814	-
	SERP	39	865,225	-
	Total		4,900,212	-

Barth J. Wolf	Retirement Plan	22	676,448	-
	Restoration Plan	22	388,436	-
	SERP	22	850,905	-
	Total		1,915,789	-

(1)
For a description of the material terms and conditions of the above-named plans, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program – Other Benefits and Plans."

(2)	Full years of credited service only. Actual plan benefits are calculated taking into account full and fractional years of credited service.

(3)	Change in pension value during 2010 and present value of accumulated benefit at year-end:

Qualified Retirement Plan

For the named executive officers, the amounts shown are based on the present value of the projected pension plan account balances payable at the plan's normal retirement age (age 65).  The projected age 65 pension plan account equals the participant's accrued account balance at year-end rolled forward with interest credits to age 65 using the plan's interest rate (4.05% at December 31, 2010, and 2.35% at December 31, 2009).  The present value was determined using an interest rate consistent with assumptions used for financial reporting under the Compensation-Retirement Benefits Topic of the FASB ASC (5.80% at December 31, 2010, and 6.15% at December 31, 2009).

For named executive officers covered under the Integrys Energy Group Retirement Plan, the value of the temporary supplemental benefit has been added.  The present value was determined assuming current commencement (if currently eligible) or commencement at earliest eligibility (generally age 55) and payment in a single lump-sum form, using the plan's interest rate to calculate the lump sum payment (Pension Protection Act segment lump-sum rates at December 31, 2010, and December 31, 2009) and using an interest rate consistent with assumptions used in financial reporting under the Compensation-Retirement Benefits Topic of the FASB ASC to determine the present value at year-end of the lump sum payable.  The benefit was prorated based on current service over service from hire date to date of earliest eligibility.

Nonqualified Restoration Plan

The amounts shown are based on the present value of the projected pension plan account balances payable at the plan's normal retirement age (age 65).  The projected age 65 pension plan account equals the participant's accrued account balance at year-end rolled forward with interest credits to age 65 using the plan's interest rate (4.05% at December 31, 2010, and 2.35% at December 31, 2009).  The present value was determined using an interest rate consistent with assumptions used for financial reporting under the Compensation-Retirement Benefits Topic of the FASB ASC (5.80% at December 31, 2010, and 6.15% at December 31, 2009).

Nonqualified SERP

The values shown are based on the present value of the accrued benefit at unreduced retirement age (age 62) reflecting final average pay and service as of the calculation date.  The present value was determined assuming commencement at age 62 using an interest rate consistent with assumptions used for financial reporting under the Compensation-Retirement Benefits Topic of the FASB ASC (5.80% at December 31, 2010, and 6.15% at December 31, 2009).

Nonqualified Deferred Compensation Table for 2010

The following table sets forth information regarding the contributions, earnings, and balances for each WPS named executive officer (other than Mr. Borgard, Mr. O'Leary and Mr. Schrock) relative to the nonqualified deferred compensation plan for 2010.  For Mr. Borgard, Mr. O'Leary and Mr. Schrock, see the Proxy Statement under the caption "Executive Compensation – Nonqualified Deferred Compensation Table for 2010."

Name	Executive Contributions in last fiscal year ($)(1)	Registrant contributions in last fiscal year ($)(1)	Aggregate earnings in last fiscal year ($)(2)	Aggregate withdrawal/ distributions ($)	Aggregate balance at last fiscal year end ($)(3)
(a)	(b)	(c)	(d)	(e)	(f)
Phillip M. Mikulsky	107,092	-	581,868	-	4,368,062
Barth J. Wolf	11,309	-	119,699	-	898,633

(1)
Deferrals into the Deferred Compensation Plan were made from compensation earned in 2010 and are reported in column (c) of the Summary Compensation Table for 2010, with the exception of annual incentive and performance share amounts earned in 2009, but paid out and deferred in 2010.  These amounts are as follows:

Name	Annual Incentive Payout	Performance Share Payout
Phillip M. Mikulsky	-	107,092
Barth J. Wolf	-	-

(2)	Above-market earnings received on Reserve Accounts A and B are reported in column (h) of the Summary Compensation Table for 2010.

(3)	The aggregate balance includes amounts shown in footnote (1) and the above-market earnings on Reserve Accounts A and B, which are included in column (h) of the Summary Compensation Table for 2010.

The following table sets forth the actual earnings during 2010 of each deferred compensation account held by the WPS named executive officers (other than Mr. Borgard, Mr. O'Leary and Mr. Schrock).  For Mr. Borgard, Mr. O'Leary and Mr. Schrock, see the Proxy Statement under the caption "Executive Compensation – Nonqualified Deferred Compensation Table for 2010."

Name	Aggregate earnings for Reserve A in last fiscal year ($)	Aggregate earnings for Reserve B in last fiscal year ($)	Aggregate earnings for Mutual Funds in last fiscal year ($)	Aggregate earnings for company stock in last fiscal year ($)	Aggregate earnings in last fiscal year ($)
Phillip M. Mikulsky	45,058	22,689	166,262	347,859	581,868
Barth J. Wolf	-	14,726	17,884	87,089	119,699

For further details regarding the deferred compensation accounts, including rates of return, see the Proxy Statement under the caption "Executive Compensation – Compensation Discussion and Analysis – Key Components of the Executive Compensation Program – Other Benefits and Plans."  Upon retirement or termination of employment, distribution of the WPS named executive officer's account will commence in January of the year that is both (1) following the calendar year of termination of employment and (2) at least six months following termination or later if a later date is selected by the WPS named executive officer.  The WPS named executive officer can elect a distribution period from 1 to 15 years.  Payouts, withdrawals or other distributions cannot commence under the plan while the named executive officer is actively employed.

Termination of Employment

Provided below are estimated aggregate compensation and benefits that may be payable to the WPS named executive officers (other than Mr. Borgard, Mr. O'Leary and Mr. Schrock) in the event of termination of employment.  These estimates assume that termination occurred on the last business day of the last fiscal year (December 31, 2010).  For Mr. Borgard, Mr. O'Leary and Mr. Schrock, see the Proxy Statement under the caption "Executive Compensation – Termination of Employment."

Type of Termination	Phillip M. Mikulsky		Barth J. Wolf
Retirement (1)	$6,304,101	(2)	$-
Change In Control (CIC)	8,552,205	(3)	5,304,963

(1)
Mr. Mikulsky is currently eligible for retirement under the pension program, as specified in the plan documents.  Termination for reasons that are voluntary/involuntary/for cause, including death/disability would be treated the same as retirement.  Mr. Wolf was not retirement eligible as of December 31, 2010.

(2)
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

Based on assumptions used, WPS believes that no excise tax gross up payments would be required for Mr. Mikulsky.

The WPS named executives have been provided with an agreement such that, in the event of a change in control, a termination payment would be provided.  For further details regarding the nature of these agreements, see the Proxy Statement under the caption "Executive Compensation – Termination of Employment."

No change in control triggering event occurred in 2010 that affected the WPS named executive officers.  The Change in Control estimate above provides the approximate cash severance amount, the present value of enhanced pension, health and welfare and outplacement benefits, the amount due for interrupted performance cycles, and the intrinsic value of stock-based awards for each WPS named executive officer.

Director Compensation

At December 31, 2010, the six directors of WPS consisted entirely of employees of Integrys Energy Group or its subsidiaries.  The directors are Charles A. Schrock, Chairman; Lawrence T. Borgard; William D. Laakso; Phillip M. Mikulsky; Joseph P. O'Leary; and James F. Schott.  Mr. Thomas P. Meinz also served as a director of WPS until March 31, 2010.  None of these directors receive compensation for serving in the role of a director of WPS.  Each director is compensated in their role as an employee of Integrys Energy Group or a subsidiary of Integrys Energy Group.  For the compensation paid to Mr. Schrock, Mr. Borgard, and Mr. O'Leary, see the Proxy Statement under the caption "Executive Compensation – Summary Compensation Table for 2010."  For the compensation paid to Mr. Mikulsky, see the Summary Compensation Table for 2010 above.  The remaining directors as of December 31, 2010, were paid the following total compensation (calculated in a similar fashion to how total compensation in column (j) of the Summary Compensation Table for 2010 is calculated) by Integrys Energy Group for the year ended December 31, 2010:  William D. Laakso $618,435 and James F. Schott $487,722.

Compensation Committee Report

For the Committee's report, see the Proxy Statement under the caption "Executive Compensation – Compensation Committee Report."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Voting Securities

All of the common stock of WPS is held by its parent, Integrys Energy Group.

The following table indicates the shares of Integrys Energy Group's common stock and stock options beneficially owned by the directors and executive officers of WPS as of February 1, 2011.  None of the persons listed beneficially owns shares of any other class of WPS's or Integrys Energy Group's equity securities.

	Amount and Nature of Shares Beneficially Owned February 1, 2011
Name and Title	Aggregate Number of Shares Beneficially Owned (1)	Number of Shares Subject to Stock Options	Percent of Shares
Charles A. Schrock Chairman and Director	195,680	170,900	*
Lawrence T. Borgard President, Chief Executive Officer and Director	121,090	98,211	*
Phillip M. Mikulsky Director	174,896	142,132	*
Joseph P. O'Leary Senior Vice President, Chief Financial Officer and Director	202,277	181,044	*
Diane L. Ford Vice President and Corporate Controller	73,827	58,882	*
William J. Guc Treasurer	3,174	-	*
William D. Laakso Director	9,120	7,448	*
James F. Schott Vice President – External Affairs	33,243	28,267	*
Barth J. Wolf Secretary	52,814	44,621	*

All 9 directors and executive officers as a group	866,121	731,505	1.1%
*	Less than 1% of Integrys Energy Group's outstanding shares of common stock as of December 31, 2010

(1)
Includes shares and share equivalents of common stock held in the WPS Employee Stock Ownership Plan and Trust, the WPS Deferred Compensation Trust, and all stock options exercisable within 60 days of February 1, 2011.  Each director or officer has sole voting and investment power with respect to the shares reported, unless otherwise noted.  No voting or investment power exists related to the stock options reported until exercised.

Equity Compensation Plan Information

Information required by this Item regarding equity compensation plans of Integrys Energy Group can be found in Integrys Energy Group's Proxy Statement, under the caption "Ownership of Voting Securities – Equity Compensation Plan Information."  Such information is incorporated by reference as if fully set forth herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Directors of WPS are also employees of WPS, its parent company, or sister companies.

Directors and executive officers of WPS who are also executive officers of Integrys Energy Group are subject to Integrys Energy Group's policy regarding related person transactions.  Information required by this Item regarding such related person transactions can be found in Integrys Energy Group's Proxy Statement under the caption "Election of Directors – Related Person Transaction Policy."  Such information is incorporated by reference as if fully set forth herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees for professional services provided to WPS by Deloitte & Touche LLP in 2010 and 2009:

Fees	2010	2009
Audit Fees (a)	$722,438	$671,160
Tax Fees (b)	305,791	179,387
All Other Fees (c)	891	630
Total Fees	$1,029,120	$851,177

a)
Audit Fees. Consists of aggregate fees for the audits of the annual consolidated financial statements and reviews of the interim condensed consolidated financial statements included in quarterly reports.  For 2009, this also includes audits of the effectiveness of, and management's assessment of the effectiveness of, internal control over financial reporting.  Audit fees also include services that are normally provided by Deloitte & Touche in connection with statutory and regulatory filings or engagements, including comfort letters, consents and other services related to SEC matters, and consultations arising during the course of the audits and reviews concerning financial accounting and reporting standards.

b)	Tax Fees. Consists of fees billed for professional services rendered for tax compliance.

c)
All Other Fees. Consists of other fees for services provided to WPS by Deloitte & Touche LLP for products and services other than the services reported above.  All Other Fees are for software licensing and training provided in 2010 and 2009.  The nature of the software license fees, which include support, learning services, and training, has been deemed as permissible non-attest services.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

(1)	Consolidated Financial Statements included in Part II at Item 8 above:

	Description	Pages in 10-K

	Consolidated Statements of Income for the three years ended December 31, 2010, 2009, and 2008	41

	Consolidated Balance Sheets as of December 31, 2010 and 2009	42

	Consolidated Statements of Capitalization as of December 31, 2010 and 2009	43

	Consolidated Statements of Common Shareholder's Equity for the three years ended December 31, 2010, 2009, and 2008	44

	Consolidated Statements of Cash Flows for the three years ended December 31, 2010, 2009, and 2008	45

	Notes to Consolidated Financial Statements	46

	Report of Independent Registered Public Accounting Firm	79

(2)
Financial Statement Schedule.

The following financial statement schedule is included in Part IV of this report.  Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	Description	Pages in 10-K

	Schedule II – WPS Valuation and Qualifying Accounts	99

(3)	Listing of all exhibits, including those incorporated by reference. See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of February, 2011.

WISCONSIN PUBLIC SERVICE CORPORATION

(Registrant)

By:	/s/ Lawrence T. Borgard
Lawrence T. Borgard President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

William D. Laakso *	Director
Phillip M. Mikulsky *	Director
James F. Schott *	Director
Charles A. Schrock *	Director and Chairman

/s/ Lawrence T. Borgard	President, Chief Executive Officer and Director (principal executive officer)	February 23, 2011
Lawrence T. Borgard

/s/ Joseph P. O'Leary	Senior Vice President, Chief Financial Officer and Director (principal financial officer)	February 23, 2011
Joseph P. O'Leary

/s/ Diane L. Ford	Vice President and Corporate Controller (principal accounting officer)	February 23, 2011
Diane L. Ford

* By: /s/ Diane L. Ford
Diane L. Ford	Attorney-in-Fact	February 23, 2011

SCHEDULE II
WISCONSIN PUBLIC SERVICE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Years Ended December 31, 2010, 2009, and 2008
(In millions)

	Balance at	Additions
	Beginning of	Charged to		Balance at
Fiscal Year	Year	Expense (1)	Reductions (2)	End of Year

2008	$4.0	$9.4	$8.6	$4.8

2009	$4.8	$11.7	$11.5	$5.0

2010	$5.0	$7.3	$9.2	$3.1

(1) Net of recoveries.
(2) Represents amounts written off to the reserve, net of adjustments to regulatory assets.

EXHIBIT INDEX

Set forth below is a listing of all exhibits to this Annual Report on Form 10-K, including those incorporated by reference.

Certain other instruments, which would otherwise be required to be listed below, have not been so listed as such instruments do not authorize long-term securities in an amount that exceeds 10% of the total assets of WPS and its subsidiary on a consolidated basis.  WPS agrees to furnish a copy of any such instrument to the SEC upon request.

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

3.1
Articles of Incorporation of WPS as effective May 26, 1972, and amended through May 31, 1988 (Incorporated by reference to Exhibit 3A to Form 10-K for the year ended December 31, 1991); Articles of Amendment to Articles of Incorporation dated June 9, 1993. (Incorporated by reference to Exhibit 3 to Form 8-K filed June 10, 1993.)

3.2	By-Laws of WPS, as amended through March 16, 2009. (Incorporated by reference to Exhibit 3.2 to WPS's Form 8-K filed March 19, 2009.)

4.1
First Mortgage and Deed of Trust, dated as of January 1, 1941, from WPS to U.S. Bank National Association (successor to First Wisconsin Trust Company), Trustee (Incorporated by reference to Exhibit 7.01 - File No. 2-7229); Supplemental Indenture, dated as of November 1, 1947 (Incorporated by reference to Exhibit 7.02 - File No.  2-7602); Supplemental Indenture, dated as of November 1, 1950 (Incorporated by reference to Exhibit 4.04 - File No.  2-10174); Supplemental Indenture, dated as of May 1, 1953 (Incorporated by reference to Exhibit 4.03 - File No. 2-10716); Supplemental Indenture, dated as of October 1, 1954 (Incorporated by reference to Exhibit 4.03 - File No. 2-13572); Supplemental Indenture, dated as of December 1, 1957 (Incorporated by reference to Exhibit 4.03 - File No. 2-14527); Supplemental Indenture, dated as of October 1, 1963 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of June 1, 1964 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of November 1, 1967 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Supplemental Indenture, dated as of April 1, 1969 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Fifteenth Supplemental Indenture, dated as of May 1, 1971 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Sixteenth Supplemental Indenture, dated as of August 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Seventeenth Supplemental Indenture, dated as of September 1, 1973 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Eighteenth Supplemental Indenture, dated as of October 1, 1975 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Nineteenth Supplemental Indenture, dated as of February 1, 1977 (Incorporated by reference to Exhibit 2.02B - File No. 2-65710); Twentieth Supplemental Indenture, dated as of July 15, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-First Supplemental Indenture, dated as of December 1, 1980 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1980); Twenty-Second Supplemental Indenture dated as of April 1, 1981 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1981); Twenty-Third Supplemental Indenture, dated as of February 1, 1984 (Incorporated by reference to Exhibit 4B to Form 10-K for the year ended December 31, 1983); Twenty-Fourth Supplemental Indenture, dated as of March 15, 1984 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended June 30, 1984); Twenty-Fifth Supplemental Indenture, dated as of October 1, 1985 (Incorporated by reference to Exhibit 1 to Form 10-Q for the quarter ended September 30, 1985); Twenty-Sixth Supplemental Indenture, dated as of December 1, 1987 (Incorporated by reference to Exhibit 4A-1 to Form 10-K for the year ended December 31, 1987); Twenty-Seventh Supplemental Indenture, dated as of September 1, 1991 (Incorporated by reference to Exhibit 4 to Form 8-K filed September 18, 1991); Twenty-Eighth Supplemental Indenture, dated as of July 1, 1992 (Incorporated by reference to Exhibit 4B - File No. 33-51428); Twenty-Ninth Supplemental Indenture, dated as of October 1, 1992 (Incorporated by reference to Exhibit 4 to Form 8-K filed October 22, 1992); Thirtieth Supplemental Indenture, dated as of February 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed January 27, 1993); Thirty-First Supplemental Indenture, dated as of July 1, 1993 (Incorporated by reference to Exhibit 4 to Form 8-K filed July 7, 1993); Thirty-Second Supplemental Indenture, dated as of November 1, 1993 (Incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended September 30, 1993); Thirty-Third Supplemental Indenture, dated as of December 1, 1998 (Incorporated by reference to Exhibit 4D to Form 8-K filed December 18, 1998); Thirty-Fourth Supplemental Indenture, dated as of August 1, 2001 (Incorporated by reference to Exhibit 4D to Form 8-K filed August 24, 2001); Thirty-Fifth Supplemental Indenture, dated as of December 1, 2002 (Incorporated by reference to Exhibit 4D to Form 8-K filed December 16, 2002); Thirty-Sixth Supplemental Indenture, dated as of December 8, 2003 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed December 9, 2003); Thirty-Seventh Supplemental Indenture, dated as of December 1, 2006 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed November 30, 2006); Thirty-Eighth Supplemental Indenture, dated as of August 1, 2006 (Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 2006); Thirty-Ninth Supplemental Indenture, dated as of November 1, 2007 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed November 16, 2007); Fortieth Supplemental Indenture, dated as of December 1, 2008 (Incorporated by reference to Exhibit 4.2 to Form 8-K filed December 4, 2008); Forty-First Supplemental Indenture, dated as of December 18, 2008 (Incorporated by reference to Exhibit 4.1 to Form 10-Q filed May 6, 2010); and 42nd Supplemental Indenture, dated as of April 25, 2010 (Incorporated by reference to Exhibit 4.2 to Form 10-Q filed May 6, 2010).  All references to periodic reports are to those of WPS (File No. 1-3016).

4.2
Indenture, dated as of December 1, 1998, between WPS and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4A to Form 8-K filed December 18, 1998); First Supplemental Indenture, dated as of December 1, 1998, between WPS and Firstar Bank Milwaukee, N.A., National Association (Incorporated by reference to Exhibit 4C to Form 8-K filed December 18, 1998); Second Supplemental Indenture, dated as of August 1, 2001, between WPS and Firstar Bank, National Association (Incorporated by reference to Exhibit 4C of Form 8-K filed August 24, 2001); Third Supplemental Indenture, dated as of December 1, 2002, between WPS and U.S. Bank National Association (Incorporated by reference to Exhibit 4C of Form 8-K filed December 16, 2002); Fourth Supplemental Indenture, dated as of December 8, 2003, by and between WPS and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association)  (Incorporated by reference to Exhibit 4.1 to Form 8-K filed December 9, 2003); Fifth Supplemental Indenture, dated as of December 1, 2006, by and between WPS and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association)  (Incorporated by reference to Exhibit 4.1 to Form 8-K filed November 30, 2006); Sixth Supplemental Indenture, dated as of December 1, 2006, by and between WPS and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2006); Seventh Supplemental Indenture, dated as of November 1, 2007, by and between WPS and U.S. Bank National Association

(successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4.1 to Form 8-K filed November 16, 2007); and Eighth Supplemental Indenture, dated as of December 1, 2008, by and between WPS and U.S. Bank National Association (successor to Firstar Bank, National Association and Firstar Bank Milwaukee, N.A., National Association) (Incorporated by reference to Exhibit 4.1 to Form 8-K filed December 4, 2008).  References to periodic reports are to those of WPS (File No. 1-3016).

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

10.8+
Form of Key Executive Employment and Severance Agreement entered into between Integrys Energy Group and Phillip M. Mikulsky.  (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group’s Form 10-K filed February 26, 2009.)

10.9+
Form of Key Executive Employment and Severance Agreement entered into between Integrys Energy Group and each of the following:  Charles A. Schrock, Joseph P. O'Leary, Lawrence T. Borgard, Diane L. Ford, and Barth J. Wolf.  (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group’s Form 8-K filed May 12, 2010.)

10.10+
Integrys Energy Group Executive Change in Control Severance Plan applicable to the following: William D. Laakso and James F. Schott.  (Incorporated by reference to Exhibit 10.3 to Integrys Energy Group’s Form 10-K filed February 25, 2011.)

10.11+
Form of Integrys Energy Group 2005 Omnibus Incentive Compensation Plan Performance NonQualified Stock Option Agreement approved December 7, 2005.  (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group's and WPS's Form 8-K filed December 13, 2005.)

10.12+
Form of Integrys Energy Group 2005 Omnibus Incentive Compensation Plan Performance NonQualified Stock Option Agreement approved December 7, 2006.  (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group's and WPS's Form 8-K filed December 13, 2006.)

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

10.18+
Form of Integrys Energy Group, Inc. 2010 Omnibus Incentive Compensation Plan Performance Stock Right Agreement approved September 16, 2010.  (Incorporated by reference to Exhibit 10.3 to Integrys Energy Group’s Form 8-K filed September 22, 2010.)

10.19+
Form of Integrys Energy Group, Inc. 2010 Omnibus Incentive Compensation Plan Restricted Stock Unit Award Agreement approved September 16, 2010.  (Incorporated by reference to Exhibit 10.4 to Integrys Energy Group’s Form 8-K filed September 22, 2010.)

10.20+
Form of Integrys Energy Group, Inc. 2010 Omnibus Incentive Compensation Plan Nonqualified Stock Option Agreement approved September 16, 2010.  (Incorporated by reference to Exhibit 10.5 to Integrys Energy Group’s Form 8-K filed September 22, 2010.)

10.21+
Integrys Energy Group Deferred Compensation Plan as Amended and Restated Effective April 1, 2008.  (Incorporated by reference to Exhibit 10.14 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No.  1-11337].)

10.22+
Integrys Energy Group, Inc. Deferred Compensation Plan, as Amended and Restated Effective January 1, 2011.  (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group’s Form 8-K filed September 22, 2010.)

10.23+
Integrys Energy Group 2001 Omnibus Incentive Compensation Plan.  (Incorporated by reference to Exhibit 10.16 to Integrys Energy Group's and WPS's Form 10-K for the year ended December 31, 2005, filed February 28, 2006.)

10.24+	Integrys Energy Group, Inc. 2005 Omnibus Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group's and WPS's Form 10-Q filed August 4, 2005.)

10.25+
Integrys Energy Group, Inc. 2007 Omnibus Incentive Compensation Plan.  (Incorporated by reference to Exhibit 10.17 to Integrys Energy Group's Form 10-K for the year ended December 31, 2007 [File No.  1-11337].)

10.26+
Integrys Energy Group 2010 Omnibus Incentive Compensation Plan.  (Incorporated by reference to Exhibit 4 to Integrys Energy Group's Registration Statement on Form S-8 (Reg. No. 333-168540) filed August 5, 2010.)

10.27+
Integrys Energy Group Pension Restoration and Supplemental Retirement Plan, as Amended and Restated Effective April 1, 2008.  (Incorporated by reference to Exhibit 10.1 to Integrys Energy Group's Form 8-K filed April 15, 2008.)

10.28+
Integrys Energy Group, Inc. Pension Restoration and Supplemental Retirement Plan, as Amended and Restated Effective January 1, 2011.  (Incorporated by reference to Exhibit 10.2 to Integrys Energy Group’s Form 8-K filed September 22, 2010.)

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

99
Proxy Statement for Integrys Energy Group's 2011 Annual Meeting of Shareholders.  [To be filed with the SEC under Regulation 14A within 120 days after December 31, 2010; except to the extent specifically incorporated by reference, the Proxy Statement for the 2011 Annual Meeting of Shareholders shall not be deemed to be filed with the SEC as part of this Annual Report on Form 10-K.]

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