Form 10-Q
period 2011-03-31
WISCONSIN PUBLIC SERVICE CORP
filed 2011-05-05
CIK 107833

______________________________________________________________________________
______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Common stock, $4 par value, 23,896,962 shares outstanding at May 2, 2011

______________________________________________________________________________
______________________________________________________________________________

-i-

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

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation

-ii-

Commonly Used Acronyms in this Quarterly Report on Form 10-Q

ATC	American Transmission Company LLC
BACT	Best Available Control Technology
CAA	Clean Air Act
EPA	United States Environmental Protection Agency
FTRs	Financial Transmission Rights
GAAP	United States Generally Accepted Accounting Principles
IRS	United States Internal Revenue Service
MISO	Midwest Independent Transmission System Operator, Inc.
N/A	Not Applicable
NOI	Notice of Intent
NOV	Notice of Violation
NYMEX	New York Mercantile Exchange
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

-iii-

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

Forward-looking statements involve a number of risks and uncertainties.  Some risks that could cause results to differ from any forward-looking statement include those described in Item 1A of WPS's Annual Report on Form 10-K for the year ended December 31, 2010, as may be amended or supplemented in Part II, Item 1A of WPS's subsequently filed Quarterly Reports on Form 10-Q (including this report).  Other risks and uncertainties include, but are not limited to:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions)	2011	2010

Operating revenues	$441.8	$467.0

Cost of fuel, natural gas, and purchased power	217.6	224.0
Operating and maintenance expense	109.1	112.1
Depreciation and amortization expense	24.0	28.6
Taxes other than income taxes	12.3	12.5
Operating income	78.8	89.8

Miscellaneous income	2.9	2.8
Interest expense	(14.3)	(13.7)
Other expense	(11.4)	(10.9)

Income before taxes	67.4	78.9
Provision for income taxes	23.1	30.6
Net income	44.3	48.3

Preferred stock dividend requirements	0.8	0.8
Net income attributed to common shareholder	$43.5	$47.5

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2011	2010

Assets
Cash and cash equivalents	$5.9	$71.4
Accounts receivable and accrued unbilled revenues, net of reserves of $3.6 and $3.1, respectively	219.1	203.9
Receivables from related parties	6.5	4.2
Inventories	50.6	70.4
Regulatory assets	31.8	46.0
Materials and supplies, at average cost	28.8	25.5
Prepaid federal income tax and taxes receivable	77.7	41.6
Prepaid gross receipts tax	30.2	39.3
Other current assets	24.7	25.8
Current assets	475.3	528.1

Property, plant, and equipment, net of accumulated depreciation of $1,234.6 and $1,213.8, respectively	2,339.8	2,345.7
Regulatory assets	377.6	379.0
Receivables from related parties	13.5	13.7
Goodwill	36.4	36.4
Other long-term assets	84.8	83.1
Total assets	$3,327.4	$3,386.0

Liabilities and Shareholders' Equity
Short-term debt	$34.1	$10.0
Current portion long-term debt	150.0	150.0
Accounts payable	98.0	102.8
Payables to related parties	13.1	23.2
Regulatory liabilities	26.0	18.5
Other current liabilities	56.2	59.1
Current liabilities	377.4	363.6

Long-term debt to parent	8.5	8.6
Long-term debt	721.2	721.1
Deferred income taxes	460.8	427.9
Deferred investment tax credits	9.0	9.2
Regulatory liabilities	257.6	255.9
Environmental remediation liabilities	75.7	76.1
Pension and other postretirement benefit obligations	165.4	220.4
Payables to related parties	8.4	9.0
Other long-term liabilities	100.6	95.8
Long-term liabilities	1,807.2	1,824.0

Commitments and contingencies

Preferred stock - $100 par value; 1,000,000 shares authorized; 511,882 shares issued and outstanding	51.2	51.2
Common stock - $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid-in capital	553.4	626.7
Retained earnings	442.6	424.9
Total liabilities and shareholders' equity	$3,327.4	$3,386.0

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)		March 31	December 31
(Millions, except share amounts)		2011	2010

Common stock equity
Common stock - $4 par value; 32,000,000 shares authorized;
23,896,962 shares outstanding		$95.6	$95.6
Additional paid-in capital		553.4	626.7
Retained earnings		442.6	424.9
Total common stock equity		1,091.6	1,147.2

Preferred stock
Cumulative; $100 par value; 1,000,000 shares authorized
with no mandatory redemption -

Series	Shares Outstanding
5.00%	131,916	13.2	13.2
5.04%	29,983	3.0	3.0
5.08%	49,983	5.0	5.0
6.76%	150,000	15.0	15.0
6.88%	150,000	15.0	15.0
Total preferred stock		51.2	51.2

Long-term debt to parent
Series	Year Due
8.76%	2015	3.4	3.4
7.35%	2016	5.1	5.2
Total long-term debt to parent		8.5	8.6

Long-term debt
First Mortgage Bonds
Series	Year Due
7.125%	2023	0.1	0.1
Senior Notes
Series	Year Due
6.125%	2011	150.0	150.0
4.875%	2012	150.0	150.0
3.95%	2013	22.0	22.0
4.80%	2013	125.0	125.0
6.375%	2015	125.0	125.0
5.65%	2017	125.0	125.0
6.08%	2028	50.0	50.0
5.55%	2036	125.0	125.0
Total First Mortgage Bonds and Senior Notes		872.1	872.1
Unamortized discount on long-term debt		(0.9)	(1.0)
Total		871.2	871.1
Current portion		(150.0)	(150.0)
Total long-term debt		721.2	721.1
Total capitalization		$1,872.5	$1,928.1

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2011	2010

Operating Activities
Net income	$44.3	$48.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	24.0	28.6
Recoveries and refunds of regulatory assets and liabilities	6.9	2.9
Deferred income taxes and investment tax credit	31.5	18.9
Bad debt expense	1.0	0.9
Pension and other postretirement expense	6.5	7.1
Pension and other postretirement contributions	(58.7)	(0.4)
Other	6.3	(13.2)
Changes in working capital
Collateral on deposit	1.9	(1.9)
Accounts receivable and accrued unbilled revenue	(18.9)	4.9
Inventories	19.7	24.5
Prepaid federal income taxes and taxes receivable	(36.1)	30.6
Other current assets	9.7	19.2
Accounts payable	(12.9)	(21.7)
Other current liabilities	6.5	(7.8)
Net cash provided by operating activities	31.7	140.9

Investing Activities
Capital expenditures	(20.5)	(23.4)
Proceeds from sale of property, plant, and equipment	0.6	0.5
Other	0.1	0.7
Net cash used for investing activities	(19.8)	(22.2)

Financing Activities
Short-term debt, net	24.1	(7.0)
Payments of long-term debt	(0.1)	(0.1)
Dividends to parent	(25.6)	(24.9)
Return of capital to parent	(75.0)	(15.0)
Preferred stock dividends	(0.8)	(0.8)
Net cash used for financing activities	(77.4)	(47.8)
Net change in cash and cash equivalents	(65.5)	70.9
Cash and cash equivalents at beginning of period	71.4	6.0
Cash and cash equivalents at end of period	$5.9	$76.9

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 1--FINANCIAL INFORMATION

The condensed consolidated financial statements of WPS have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with GAAP.  Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the WPS Annual Report on Form 10-K for the year ended December 31, 2010.

The condensed consolidated financial statements are unaudited, but, in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements.  Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2011.

NOTE 2--CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to the WPS Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31
(Millions)	2011	2010
Cash paid for interest	$5.2	$5.0
Cash paid (received) for income taxes	31.6	(28.6)

Construction costs funded through accounts payable and treated as noncash investing activities totaled $3.8 million and $4.4 million at March 31, 2011, and 2010, respectively.

NOTE 3--RISK MANAGEMENT ACTIVITIES

WPS uses derivative instruments to manage commodity costs.  None of these derivatives are designated as hedges for accounting purposes.  The derivatives include physical commodity contracts, FTRs used by the electric utility segment to manage electric transmission congestion costs, and NYMEX futures and options used by both the electric and natural gas utility segments to mitigate the risks associated with the market price volatility of natural gas costs, the costs of gasoline and diesel fuel used by WPS's utility vehicles, and the cost of coal transportation.

The following tables show WPS's assets and liabilities from risk management activities.

	Balance Sheet	March 31, 2011
(Millions)	Presentation *	Assets	Liabilities
FTRs	Other Current	$0.8	$0.1
Natural gas contracts	Other Current	0.1	0.6
Petroleum product contracts	Other Current	0.8	-
Coal contract	Other Current	-	1.7
Coal contract	Other Long-term	-	3.2
Total	Other Current	$1.7	$2.4
Total	Other Long-term	$-	$3.2

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

	Balance Sheet	December 31, 2010
(Millions)	Presentation *	Assets	Liabilities
FTRs	Other Current	$2.2	$0.2
Natural gas contracts	Other Current	0.4	2.3
Petroleum product contracts	Other Current	0.3	-
Coal contract	Other Current	-	1.2
Coal contract	Other Long-term	3.7	-
Total	Other Current	$2.9	$3.7
Total	Other Long-term	$3.7	$-

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

The table below shows the unrealized gains (losses) recorded related to derivatives at WPS.

		Three Months Ended March 31
(Millions)	Financial Statement Presentation	2011	2010
FTRs	Balance Sheet – Regulatory assets (current)	$0.1	$0.8
FTRs	Balance Sheet – Regulatory liabilities (current)	(1.1)	(2.1)
Natural gas contracts	Balance Sheet – Regulatory assets (current)	2.5	(0.7)
Natural gas contracts	Balance Sheet – Regulatory assets (long-term)	-	(0.2)
Natural gas contracts	Balance Sheet – Regulatory liabilities (current)	(0.1)	(0.2)
Natural gas contracts	Income Statement – Cost of fuel, natural gas, and purchased power	0.1	-
Petroleum product contracts	Balance Sheet – Regulatory liabilities (current)	0.4	-
Petroleum product contracts	Income Statement – Operating and maintenance expense	0.2	-
Coal contract	Balance Sheet – Regulatory assets (current)	(0.5)	N/A
Coal contract	Balance Sheet – Regulatory assets (long-term)	(3.2)	N/A
Coal contract	Balance Sheet – Regulatory liabilities (long-term)	(3.7)	N/A

WPS had the following notional volumes of outstanding derivative contracts:

	March 31, 2011		December 31, 2010
Commodity	Purchases	Other Transactions	Purchases	Other Transactions
Natural gas (millions of therms)	19.0	N/A	100.6	N/A
FTRs (millions of kilowatt-hours)	N/A	2,199.2	N/A	5,645.3
Petroleum products (barrels)	28,896.0	N/A	44,648.0	N/A
Coal contract (millions of tons)	4.7	N/A	4.9	N/A

The following table shows WPS's cash collateral positions:

(Millions)	March 31, 2011	December 31, 2010
Cash collateral provided to others	$1.0	$3.7

NOTE 4--SHORT-TERM DEBT AND LINES OF CREDIT

WPS's short-term borrowings consisted of sales of commercial paper and short-term notes.

(Millions, except percentages)	March 31, 2011	December 31, 2010
Commercial paper outstanding	$24.1	-
Average discount rate on outstanding commercial paper	0.25%	-
Short-term notes payable outstanding	$10.0	$10.0
Average interest rate on short-term notes payable outstanding	0.31%	0.32%

The commercial paper outstanding at March 31, 2011, matured on April 1, 2011.

The table below presents WPS's average amount of short-term borrowings outstanding based on daily outstanding balances during the quarters ended March 31:

(Millions)	2011	2010
Average amount of commercial paper outstanding	$10.9	$0.3
Average amount of short-term notes payable outstanding	10.0	10.0

WPS manages its liquidity by maintaining adequate external financing commitments.  The information in the table below relates to WPS's short-term debt, lines of credit, and remaining available capacity:

(Millions)	Maturity	March 31, 2011	December 31, 2010
Revolving credit facility	04/23/13	$115.0	$115.0
Revolving short-term notes payable	05/13/11	10.0	10.0

Total short-term credit capacity		$125.0	$125.0

Less:
Letters of credit issued inside credit facilities		$0.2	$0.2
Loans outstanding under credit agreements and notes payable		10.0	10.0
Commercial paper outstanding		24.1	-

Available capacity under existing agreements		$90.7	$114.8

At March 31, 2011, WPS was in compliance with all financial covenants related to outstanding short-term debt.  WPS's revolving credit agreement contains financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%, excluding non-recourse debt.  Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreement.

NOTE 5--INCOME TAXES

WPS's effective tax rate for the quarters ended March 31, 2011, and 2010, was 34.3% and 38.8%, respectively.

WPS calculates its provision for income taxes based on an interim effective tax rate that reflects its projected annual effective tax rate before certain discrete items.

The effective tax rate for the quarter ended March 31, 2011, was lower than the federal tax rate of 35%, primarily due to wind production tax credits, partially offset by state income taxes.

The effective tax rate for the quarter ended March 31, 2010, was higher than the federal tax rate of 35%, primarily due to the elimination of the tax deduction for employer-paid postretirement prescription drug charges, to the extent those charges will be offset by the receipt of a federal Medicare Part D subsidy, as mandated in the federal Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 (HCR).  As a result of the legislation, WPS expensed $4.5 million of deferred income tax benefits during the first quarter of 2010, which were previously recognized as a reduction to the provision for income taxes.  Also contributing to the higher effective tax rate in 2010 as compared with the federal tax rate of 35% was the impact of state income taxes.  These increases were partially offset by wind production tax credits.

For the quarter ended March 31, 2011, there was not a significant change in WPS’s liability for unrecognized tax benefits.

NOTE 6--COMMITMENTS AND CONTINGENCIES

Commodity Purchase Obligations and Purchase Order Commitments

WPS routinely enters into long-term purchase and sale commitments that have various quantity requirements and durations.  WPS has obligations to distribute and sell electricity and natural gas to its customers and expects to recover costs related to these obligations in future customer rates.

The obligations described below were as of March 31, 2011.

●
WPS's electric utility segment had obligations of $174.4 million related to coal supply and transportation that extend through 2016, obligations of $1,056.5 million for either capacity or energy related to purchased power that extend through 2030, and obligations of $5.4 million for other commodities that extend through 2013.

●	WPS's natural gas utility segment had obligations of $373.2 million related to natural gas supply and transportation contracts that extend through 2024.
●	WPS also had commitments of $261.3 million in the form of purchase orders issued to various vendors that relate to normal business operations, including construction projects.

Environmental

CAA New Source Review Issues

Weston and Pulliam Plants:
In 2009, the EPA issued an NOV to WPS alleging violations of the CAA's New Source Review requirements pertaining to certain projects undertaken at the Weston and Pulliam generation stations from 1994 to 2009.  WPS continues to meet with the EPA and exchange proposals related to a possible resolution.  WPS continues to review the allegations but is currently unable to predict the impact on its consolidated financial statements.

On May 20, 2010, WPS received from the Sierra Club an NOI to file a civil lawsuit based on allegations and violations of the CAA at Weston and Pulliam.  WPS entered into a Standstill Agreement with the

Sierra Club and has had discussions related to a possible resolution with the Sierra Club in conjunction with the EPA.  However, WPS is currently unable to predict the impact on its consolidated financial statements.

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

In September 2010, the Sierra Club filed suit against Wisconsin Power and Light (WP&L), the operator of the Columbia plant, in the Federal District Court for the Western District of Wisconsin, alleging that WP&L violated the CAA with respect to its operation of the Columbia generation station and the Nelson E. Dewey generation station.  The parties have entered into a confidentiality agreement and have stayed the proceeding until June 11, 2011, to allow the Sierra Club to participate in settlement negotiations with the EPA, WP&L, and the other co-owners of the Columbia and Edgewater plants, as discussed below.  WPS is currently unable to predict the impact on its consolidated financial statements.

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

In September 2010, the Sierra Club filed suit against WP&L in the Federal District Court for the Eastern District of Wisconsin, alleging that WP&L violated the CAA with respect to its operation of the Edgewater generation station.  The parties have entered into a confidentiality agreement and have stayed the proceeding until May 25, 2011, to allow the Sierra Club to participate in settlement negotiations with the EPA, WP&L, and the other co-owners of the Columbia and Edgewater plants, as discussed below.  WPS is currently unable to predict the impact on its consolidated financial statements.

Columbia and Edgewater Plants:
In 2009, the EPA issued an NOV to WP&L relative to its Nelson E. Dewey generation station and to WP&L and the other joint owners of the Columbia and Edgewater generation stations alleging violations of the CAA's New Source Review requirements pertaining to certain projects undertaken at those plants.  WP&L is the operator of these plants and, along with the joint owners, exchanged proposals with the EPA related to a possible resolution.  WPS is currently unable to predict the impact on its consolidated financial statements.

EPA Settlements with Other Utilities:
In response to the EPA's CAA enforcement initiative, several utilities elected to settle with the EPA, while others are in litigation.  The fines, penalties, and costs of supplemental environmental projects associated with settlements involving comparably-sized facilities to Weston and Pulliam range between $7 million and $30 million.  The regulatory interpretations upon which the lawsuits or settlements are based may change depending on future court decisions made in the pending litigation.

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

Weston Air Permits

Sierra Club Weston 4 Construction Permit Petitions:
From 2004 to 2009, the Sierra Club filed various petitions related to the construction permit issued for the Weston 4 generation station, all of which were denied.  On June 24, 2010, the Wisconsin Court of Appeals affirmed the Weston 4 air permit, but directed the WDNR to reopen the permit to establish specific visibility limits.  WPS is working with the WDNR and the Sierra Club to resolve this issue.  In July 2010, the WDNR, WPS, and the Sierra Club filed Petitions for Review with the Wisconsin Supreme Court.  WPS and the WDNR objected to the Sierra Club's Petition.  On March 15, 2011, the Wisconsin Supreme Court denied all petitions for review.  Other than the specific visibility limits issue, all other challenges to the permit are now resolved.

Weston Title V Permit:
On November 29, 2010, the WDNR provided a draft revised permit.  WPS objected to proposed changes in the mercury limits and the requirements on the boiler as beyond the authority of the WDNR, and provided technical comments.  WPS and the WDNR continue to meet to resolve these issues.

WDNR Issued NOVs:
Since 2008, WPS has received four NOVs from the WDNR alleging various violations of the air permits for the Weston site, Weston 4, Weston 1 and Weston 2, and one NOV for a clerical error involving pages missing from a quarterly report for Weston.  Corrective actions have been taken for the events in the five NOVs.  Discussions with the WDNR on the severity classification of the events continue.  While management believes it is likely that the WDNR will refer the NOVs to the state Justice Department for enforcement, management does not believe that these matters will have a material adverse impact on the consolidated financial statements of WPS.

Other:
In 2006, it came to the attention of WPS that previous ambient air quality computer modeling done by the WDNR for the Weston facility (and other nearby air sources) did not take into account the emissions from the existing Weston 3 facility for purposes of evaluating air quality increment consumption under the required PSD.  WPS believes it completed corrective measures to address any identified modeling issues and anticipates issuance of a revised Title V permit that will resolve this issue.  WPS currently is not able to make a final determination of the probable cost impact of this issue, if any, on its consolidated financial statements.

Pulliam Air Permit

The renewal of the Title V air permit for the Pulliam generation station was issued by the WDNR in April 2009.  On June 28, 2010, the EPA issued an order directing the WDNR to respond to the comments raised by the Sierra Club in its Petition objecting to the Title V permit, which was filed in June 2009.  WPS has been working with the WDNR to address the order.

WPS also challenged the Title V permit in a contested case proceeding and Petition for Judicial Review.  The Petition was dismissed in an order remanding the matter to the WDNR and on February 11, 2011, the WDNR granted a contested case proceeding on the issues raised by WPS, which included averaging times in the emission limits in the permit.  WPS is participating in the contested case proceeding and a hearing has been set for August 31, 2011.

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

On September 22, 2010, the WDNR issued a draft construction permit and a draft revised Title V permit.  The co-owners submitted comments on these draft permits.  In correspondence dated November 24, 2010, the EPA notified the WDNR that the EPA does not believe the WDNR's proposal is responsive to the order and requested a response from the WDNR.  On January 24, 2011, the WDNR issued a letter stating that upon review of the submitted public comments, the WDNR has determined not to issue the draft construction permit and draft revised Title V permit that were proposed to respond to the EPA’s order.  The Sierra Club filed a declaratory action on February 26, 2011, alleging that the WDNR had lost jurisdiction to the EPA based upon the WDNR's actions.  On March 8, 2011, the parties were granted a 90-day stay in the proceedings to seek an alternate resolution.  WPS is currently monitoring this situation with WP&L.  While WPS believes the previously issued air permit is still valid, WPS is currently unable to predict the outcome of this matter and the impact on its consolidated financial statements.

Mercury and Interstate Air Quality Rules

Mercury

The State of Wisconsin's mercury rule, Chapter NR 446, requires a 40% reduction from the 2002 through 2004 baseline mercury emissions in Phase I, beginning January 1, 2010, through the end of 2014.  In Phase II, which begins in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90%.  Reductions can be phased in and the 90% target delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented.  By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined by the BACT rule.  As of March 31, 2011, WPS estimates capital costs of approximately $19 million, which includes estimates for both wholly owned and jointly owned plants, to achieve the required Phase I and Phase II reductions.  The capital costs are expected to be recovered in future rate cases.  In March 2011, the EPA issued a draft rule that will regulate emissions of mercury and other hazardous air pollutants.  A final rule is expected in November 2011.

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

As a result of the Court of Appeals' decision, CAIR is in place for 2011.  WPS has not acquired any nitrogen oxide allowances for 2011 and beyond other than those allocated by the EPA and does not expect any material impact as a result of the vacatur and subsequent reinstatement of CAIR.  WPS will continue to evaluate the impacts of any subsequent rulemaking.

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

For planning purposes, it is still assumed that additional sulfur dioxide and nitrogen oxide controls will be needed on existing units.  The installation of any controls will need to be scheduled as part of WPS's long-term maintenance plan for its existing units.  As such, controls may need to be installed before 2015. On a preliminary basis, and assuming controls are still required, WPS estimates capital costs of approximately $437 million, which includes estimates for both wholly owned and WPS's share of jointly owned plants, in order to meet an assumed 2015 compliance date.  This estimate is based on costs of current control technology and current information regarding the final state and federal rules.  The capital costs are anticipated to be recovered in future rate cases.

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

WPS is responsible for the environmental remediation of ten manufactured gas plant sites, of which seven have been transferred to the EPA Superfund Alternative Sites Program.  Under the EPA's program, the remedy decisions at these sites will be based on risk-based criteria typically used at Superfund sites.  As of March 31, 2011, WPS estimated and accrued for $75.7 million of future undiscounted investigation and cleanup costs for all sites.  WPS may adjust these estimates in the future, contingent upon remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages.  As of March 31, 2011, WPS recorded a regulatory asset of $72.8 million, which is net of insurance recoveries received of $22.2 million, related to the expected recovery of both cash expenditures and estimated future expenditures.  Under current PSCW policies, WPS may not recover carrying costs associated with the cleanup expenditures.

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

The EPA began regulating greenhouse gas emissions under the CAA in January 2011, by applying the BACT requirements associated with the New Source Review program to new and modified larger greenhouse gas emitters.  Technology to remove and sequester greenhouse gas emissions is not commercially available at scale; hence, the EPA issued guidance that defines BACT in terms of improvements in energy efficiency as opposed to relying on pollution control equipment.  In December 2010, the EPA announced its intent to develop new source performance standards for greenhouse gas emissions for new and modified, as well as existing, electric utility steam generating units. The EPA plans to propose standards in 2011 and finalize standards in 2012.  Efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions, and to create national or state renewable portfolio standards.  Currently there is no applicable federal or state legislation pending that specifically addresses greenhouse gas emissions.

A risk exists that such legislation or regulation will increase the cost of producing energy utilizing fossil fuels.  However, WPS believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by WPS will be recoverable in rates.  WPS will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

NOTE 7--GUARANTEES

The following table shows outstanding guarantees at WPS:

(Millions)	Total Amounts Committed at March 31, 2011	Less Than 1 Year	Over 1 Year
Standby letters of credit (1)	$0.3	$0.3	$-
Other guarantee (2)	0.5	-	0.5
Total guarantees	$0.8	$0.3	$0.5

(1)
At WPS's request, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to WPS.  These amounts are not reflected on the Condensed Consolidated Balance Sheets.

(2)	Issued for workers compensation coverage in Michigan. This amount is not reflected on the Condensed Consolidated Balance Sheets.

NOTE 8--EMPLOYEE BENEFIT PLANS

The following table shows the components of WPS's net periodic benefit cost for the three months ended March 31:

	Pension Benefits		Other Postretirement Benefits
(Millions)	2011	2010	2011	2010
Service cost	$3.2	$2.7	$1.8	$1.7
Interest cost	9.2	9.2	3.9	3.7
Expected return on plan assets	(11.5)	(9.7)	(3.6)	(3.5)
Amortization of transition obligation	-	-	0.1	-
Amortization of prior service cost (credit)	1.2	1.2	(0.9)	(0.9)
Amortization of net actuarial loss	2.2	1.4	0.9	0.5
Regulatory deferral *	-	1.1	-	(0.3)
Net periodic benefit cost	$4.3	$5.9	$2.2	$1.2

*
The PSCW authorized WPS to recover its net increased 2009 pension costs and to refund its net decreased 2009 other postretirement benefit costs as part of the limited rate case re-opener for 2010.  Amortization and recovery/refund of these costs occurred in 2010.

WPS records transition obligations, prior service costs (credits), and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost as net regulatory assets.

Contributions to the plans are made in accordance with legal and tax requirements and do not necessarily occur evenly throughout the year.  For the three months ended March 31, 2011, $58.6 million of contributions were made to the pension plans, and contributions made to the other postretirement benefit plans were not significant.  WPS expects to contribute an additional $3.7 million to its pension plans and $10.9 million to its other postretirement benefit plans during the remainder of 2011, dependent upon various factors affecting WPS, including its liquidity position and the impact of tax law changes.

NOTE 9--VARIABLE INTEREST ENTITIES

WPS has a variable interest in an entity through a power purchase agreement relating to the cost of fuel.  This agreement contains a tolling arrangement in which WPS supplies the scheduled fuel and purchases capacity and energy from the facility.  This contract expires in 2016.  As of March 31, 2011 and December 31, 2010, WPS had approximately 500 megawatts of capacity available under this agreement.

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

At March 31, 2011, the assets and liabilities on the Condensed Consolidated Balance Sheets that related to the involvement with this variable interest entity pertained to working capital accounts and represented the amounts owed by WPS for current deliveries of power.  WPS has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with this contract.  There is no significant potential exposure to loss as a result of its involvement with the variable interest entity.

NOTE 10--FAIR VALUE

Fair Value Measurements

The following tables show WPS's assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy.

	March 31, 2011
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets
FTRs	$-	$-	$0.8	$0.8
Natural gas contracts	0.1	-	-	0.1
Petroleum products contracts	0.8	-	-	0.8
Total	$0.9	$-	$0.8	$1.7

Risk management liabilities
FTRs	$-	$-	$0.1	$0.1
Natural gas contracts	0.6	-	-	0.6
Coal contract	-	-	4.9	4.9
Total	$0.6	$-	$5.0	$5.6

	December 31, 2010
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets
FTRs	$-	$-	$2.2	$2.2
Natural gas contracts	0.4	-	-	0.4
Petroleum products contracts	0.3	-	-	0.3
Coal contract	-	-	3.7	3.7
Total	$0.7	$-	$5.9	$6.6

Risk management liabilities
FTRs	$-	$-	$0.2	$0.2
Natural gas contracts	2.3	-	-	2.3
Coal contract	-	-	1.2	1.2
Total	$2.3	$-	$1.4	$3.7

The risk management assets and liabilities listed in the tables include NYMEX futures and options, as well as financial contracts used to manage transmission congestion costs in the MISO market.  NYMEX contracts are valued using the NYMEX end-of-day settlement price, which is a Level 1 input.  The valuation for FTRs is derived from historical data from MISO, which is considered a Level 3 input.  For more information on WPS's derivative instruments, see Note 3, "Risk Management Activities."  There were no transfers between the levels of the fair value hierarchy during the three months ended March 31, 2011.

The following tables set forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

	Three Months Ended March 31, 2011
(Millions)	FTRs	Coal Contract	Total
Balance at the beginning of period	$2.0	$2.5	$4.5
Net realized loss included in earnings	(0.2)	-	(0.2)
Net unrealized loss recorded as regulatory assets or liabilities	(1.0)	(7.0)	(8.0)
Net purchases	-	-	-
Net sales	(0.1)	-	(0.1)
Net settlements	-	(0.4)	(0.4)
Balance at the end of period	$0.7	$(4.9)	$(4.2)

(Millions)	Three Months Ended March 31, 2010 FTRs
Balance at the beginning of period	$3.1
Net realized loss included in earnings	(0.3)
Net unrealized loss recorded as regulatory assets or liabilities	(2.0)
Net purchases and settlements	0.5
Balance at the end of period	$1.3

Unrealized gains and losses on FTRs and the coal contract are deferred as regulatory assets or liabilities.  Therefore, these fair value measurements have no impact on earnings.  Realized gains and losses on FTRs, as well as the related transmission congestion costs, are recorded in cost of fuel, natural gas, and purchased power on the Condensed Consolidated Statements of Income.

Fair Value of Financial Instruments

The following table shows the financial instruments included on WPS's Condensed Consolidated Balance Sheets that are not recorded at fair value.

	March 31, 2011		December 31, 2010
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$871.2	$912.9	$871.1	$924.3
Preferred stock	51.2	49.4	51.2	46.9

The fair values of long-term debt are estimated based on the quoted market price for the same or similar issues, or on the current rates offered to WPS for debt of the same remaining maturity.  The fair values of preferred stock are estimated based on quoted market prices when available, or by using a perpetual dividend discount model.

Due to the short-term nature of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and outstanding commercial paper, the carrying amount for each such item approximates fair value.

NOTE 11--MISCELLANEOUS INCOME

WPS's total miscellaneous income was as follows:

	Three Months Ended March 31
(Millions)	2011	2010
Equity earnings on investments	$2.6	$2.7
Other	0.3	0.1
Total miscellaneous income	$2.9	$2.8

NOTE 12--REGULATORY ENVIRONMENT

Wisconsin

2011 Rates

On January 13, 2011, the PSCW issued a final written order for WPS authorizing an electric rate increase of $21.0 million calculated on a per unit basis.  However, the rate order assumed declining sales volumes, which results in lower total revenues and margins.  The $21.0 million included $20.0 million of recovery of prior deferrals, the majority of which relates to the recovery of the 2009 electric decoupling deferral, and excluded the impact of a $15.2 million estimated fuel refund (including carrying costs) from 2010.  The PSCW rate order also required an $8.3 million decrease in natural gas rates, which included $7.1 million of recovery for the 2009 decoupling deferral, resulting in lower natural gas revenues and margins.  The new rates reflect a 10.30% return on common equity, down from a 10.90% return on common equity in the previous rate order, and a common equity ratio of 51.65% in WPS's regulatory capital structure.

The order also addressed the new Wisconsin electric fuel rule, which was finalized on March 1, 2011.  The new fuel rule is effective retroactive to January 1, 2011, and requires the deferral of under-recovered and over-recovered fuel and purchased power costs that exceed a 2% price variance from the cost of fuel and purchased power included in rates.  Under-collections and over-collections deferred in the current year will be recovered or refunded in a future rate proceeding.  As of March 31, 2011, no amounts were deferred.

On May 2, 2011, WPS filed a rate reopener with the PSCW for limited items, and requested an electric rate increase of $33.7 million and a natural gas rate increase of $1.1 million, to be effective January 1, 2012.

2010 Rates

On December 22, 2009, the PSCW issued a final written order for WPS authorizing an electric rate increase of $18.2 million, offset by an $18.2 million refund of 2009 and 2008 fuel cost over-collections, and a retail natural gas rate increase of $13.5 million, effective January 1, 2010.  Based on an order issued on April 1, 2010, the remaining $10.0 million of the total 2008 and 2009 fuel cost over-collections, plus interest of $1.3 million, were refunded to customers in April and May 2010, and the 2010 fuel cost over-collections were made subject to refund as of that date.  As of March 31, 2011, the balance of the 2010 fuel cost over-collections to be refunded to customers throughout 2011 was $12.4 million, which was recorded as a short-term regulatory liability.

NOTE 13--SEGMENTS OF BUSINESS

At March 31, 2011, WPS reported three segments.  WPS manages its reportable segments separately due to their different operating and regulatory environments.  Its principal business segments are the regulated electric utility operations and the regulated natural gas utility operations.  The other segment includes nonutility activities, including equity earnings from WPS's investments in WRPC and WPS Investments, LLC, which holds an interest in ATC.

The table below presents information for the respective periods pertaining to WPS's reportable segments:

	Regulated Utilities
(Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated

Three Months Ended March 31, 2011
Operating revenues	$293.4	$150.3	$443.7	$0.4	$(2.3)	$441.8
Depreciation and amortization expense	20.3	3.7	24.0	0.1	(0.1)	24.0
Miscellaneous income (expense)	0.1	(0.1)	-	2.9	-	2.9
Interest expense	11.1	2.6	13.7	0.6	-	14.3
Provision for income taxes	10.1	12.2	22.3	0.8	-	23.1
Preferred stock dividend requirements	0.6	0.2	0.8	-	-	0.8
Net income attributed to common shareholder	22.3	19.5	41.8	1.7	-	43.5

Three Months Ended March 31, 2010
Operating revenues	$305.5	$161.4	$466.9	$0.5	$(0.4)	$467.0
Depreciation and amortization expense	22.8	5.8	28.6	0.1	(0.1)	28.6
Miscellaneous income	0.1	-	0.1	2.7	-	2.8
Interest expense	10.0	2.6	12.6	1.1	-	13.7
Provision for income taxes	15.6	14.7	30.3	0.3	-	30.6
Preferred stock dividend requirements	0.6	0.2	0.8	-	-	0.8
Net income attributed to common shareholder	24.7	21.3	46.0	1.5	-	47.5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and WPS’s Annual Report on Form 10-K for the year ended December 31, 2010.

SUMMARY

WPS, a wholly owned subsidiary of Integrys Energy Group, Inc., is a regulated electric and natural gas utility.  WPS derives revenues primarily from the distribution and sale of electricity and natural gas to retail customers.  WPS also provides wholesale electric service to numerous utilities and cooperatives for resale.

RESULTS OF OPERATIONS

Earnings Summary
			Change in
	Three Months Ended March 31		2011 Over
(Millions)	2011	2010	2010
Electric utility operations	$22.3	$24.7	(9.7)%
Natural gas utility operations	19.5	21.3	(8.5)%
Other operations	1.7	1.5	13.3%

Net income attributed to common shareholder	$43.5	$47.5	(8.4)%

First Quarter 2011 Compared with First Quarter 2010

WPS recognized net income attributed to common shareholder of $43.5 million for the quarter ended March 31, 2011, compared with $47.5 million for the same quarter in 2010.  This $4.0 million decrease in earnings was driven by a combined $11.2 million after-tax decrease in electric and natural gas margins, partially offset by decreased operating expenses of $4.6 million after tax, primarily due to decreased depreciation expense caused by lower depreciation rates approved by the PSCW and lower labor costs due to recent cost management efforts.

Regulated Electric Utility Segment Operations

			Change in
	Three Months Ended March 31		2011 Over
(Millions, except heating degree days)	2011	2010	2010

Revenues	$293.4	$305.5	(4.0)%
Fuel and purchased power costs	126.6	128.0	(1.1)%
Margins	166.8	177.5	(6.0)%

Operating and maintenance expense	91.5	92.9	(1.5)%
Depreciation and amortization expense	20.3	22.8	(11.0)%
Taxes other than income taxes	11.0	11.0	-%

Operating income	44.0	50.8	(13.4)%

Miscellaneous income	0.1	0.1	-%
Interest expense	(11.1)	(10.0)	11.0%
Other expense	(11.0)	(9.9)	11.1%

Income before taxes	$33.0	$40.9	(19.3)%

Sales in kilowatt-hours
Residential	739.6	719.1	2.9%
Commercial and industrial	1,924.6	1,894.7	1.6%
Wholesale	1,045.3	1,167.1	(10.4)%
Other	9.5	9.7	(2.1)%
Total sales in kilowatt-hours	3,719.0	3,790.6	(1.9)%

Weather
Heating degree days	3,892	3,444	13.0%

First Quarter 2011 Compared with First Quarter 2010

Revenues

Regulated electric utility segment revenues decreased $12.1 million quarter over quarter, driven by:

•
An approximate $7 million quarter-over-quarter decrease in revenues primarily due to a decrease in revenues from the previous rate order, which is the result of a lower authorized return on common equity, lower rate base, and other reduced costs reflected in the current rate order.  In addition, the current rate order reflected customer growth that did not materialize, which impacts the decoupling mechanism.

•
An approximate $6 million decrease in market sales driven by a combination of lower natural gas prices, which lowered MISO prices for electricity, and higher production costs for certain WPS coal-fired generation plants due to increased railroad transportation costs for coal that became effective in 2011.  Market sales do not impact margins, as the revenues from these sales are used to reduce fuel and purchased power costs recovered through the power supply cost recovery mechanism.

Margins

Regulated electric utility segment margins decreased $10.7 million quarter over quarter, driven by:

•
An approximate $8 million quarter-over-quarter decrease in margins primarily due to a decrease in revenues from the previous rate order, which is the result of a lower authorized return on common equity, lower rate base, and other reduced costs reflected in the current rate order.  In addition, the current rate order reflected customer growth that did not materialize, which impacts the decoupling mechanism.

•	An approximate $3 million decrease in margins driven by higher quarter-over-quarter fuel and purchased power costs related to retail sales.

Operating Income

Operating income at the regulated electric utility segment decreased $6.8 million quarter over quarter, driven by the $10.7 million decrease in electric margins, partially offset by a $3.9 million decrease in operating expenses.

The decrease in operating expenses was the result of:

•	A $2.5 million decrease in depreciation and amortization expense, primarily related to lower software amortization and lower depreciation rates approved by the PSCW effective January 1, 2011.

•	A $1.7 million decrease in labor costs as a result of the reduction in workforce implemented as a part of previously announced cost management efforts.

•
These decreases were partially offset by a $1.1 million increase in customer assistance expense related to payments made to the Focus on Energy program, which aims to help residents and businesses install cost-effective, energy efficient, and renewable energy products.

Regulated Natural Gas Utility Segment Operations

	Three Months Ended March 31		Change in 2011 Over
(Millions, except heating degree days)	2011	2010	2010

Revenues	$150.3	$161.4	(6.9)%
Natural gas purchased for resale	93.1	96.2	(3.2)%
Margins	57.2	65.2	(12.3)%

Operating and maintenance expense	17.5	19.0	(7.9)%
Depreciation and amortization expense	3.7	5.8	(36.2)%
Taxes other than income taxes	1.4	1.6	(12.5)%

Operating income	34.6	38.8	(10.8)%

Miscellaneous expense	(0.1)	-	N/A
Interest expense	(2.6)	(2.6)	-%
Other expense	(2.7)	(2.6)	3.8%

Income before taxes	$31.9	$36.2	(11.9)%

Retail throughput in therms
Residential	116.7	100.3	16.4%
Commercial and industrial	65.7	56.2	16.9%
Other	6.1	6.1	-%
Total retail throughput in therms	188.5	162.6	15.9%

Transport throughput in therms - Commercial and industrial	107.7	102.8	4.8%

Total throughput in therms	296.2	265.4	11.6%

Weather
Heating degree days	3,892	3,444	13.0%

First Quarter 2011 Compared with First Quarter 2010

Revenues

Regulated natural gas utility segment revenues decreased $11.1 million quarter over quarter, driven by:

•
An approximate $18 million decrease in revenues as a result of an approximate 15% quarter-over-quarter decrease in the average per-unit cost of natural gas sold.  Prudently incurred natural gas commodity costs are passed directly through to customers in current rates.

•
An approximate $5 million decrease in revenues related to the negative impact of a retail natural gas distribution rate decrease effective January 14, 2011.  See Note 12, "Regulatory Environment," for more information on this rate decrease.

•
These decreases were partially offset by an approximate $12 million net increase in revenues as a result of an 11.6% increase in volumes.  Higher weather-normalized volumes, which WPS attributes mainly to improved economic conditions, resulted in approximately $12 million of additional revenues.  Colder quarter-over-quarter weather during the heating season, as evidenced by the 13.0% increase in heating degree days, drove an approximate $11 million increase in revenues.  Partially offsetting these increases was the approximate $11 million unfavorable impact of WPS's decoupling mechanism, which was driven by changes in sales volumes quarter over quarter.  In the first quarter of 2011, weather conditions were significantly colder than normal as compared to the same quarter in 2010, resulting in higher sales volumes and anticipated refunds to customers under this decoupling mechanism.

Margins

Regulated natural gas utility segment margins decreased $8.0 million quarter over quarter, driven by:

•	The approximate $5 million negative impact of the retail natural gas distribution rate decrease discussed above.

•	An approximate $4 million decrease in margins related to natural gas throughput volumes, primarily due to the impact of changes in sales volumes on decoupling quarter over quarter.

Operating Income

Operating income at the regulated natural gas utility segment decreased $4.2 million quarter over quarter, driven by the $8.0 million decrease in natural gas margins, partially offset by a $3.8 million decrease in operating expenses.

The $3.8 million quarter-over-quarter decrease in operating expenses was driven by:

•	A $2.1 million decrease in depreciation and amortization expense, primarily related to lower depreciation rates approved by the PSCW, effective January 1, 2011.

•	A $0.7 million decrease in labor costs as a result of the reduction in workforce implemented as part of previously announced cost management efforts.

Other Segment Operations

			Change in
	Three Months Ended March 31		2011 Over
(Millions)	2011	2010	2010

Operating income	$0.2	$0.2	-%
Other income	2.3	1.6	43.8%

Income before taxes	$2.5	$1.8	38.9%

First Quarter 2011 Compared with First Quarter 2010

Income before taxes for other segment operations increased $0.7 million quarter over quarter, driven by a decrease in interest expense related to deferred compensation plans.

Provision for Income Taxes

	Three Months Ended March 31
	2011	2010
Effective Tax Rate	34.3%	38.8%

First Quarter 2011 Compared with First Quarter 2010

The decrease in the effective tax rate for the first quarter of 2011, compared with the same quarter in 2010, was primarily related to the elimination of the tax deduction in the first quarter of 2010 for employer-paid postretirement prescription drug charges, to the extent those charges will be offset by the receipt of a federal Medicare Part D subsidy, as mandated in the 2010 federal health care legislation.  See "Liquidity and Capital Resources, Other Future Considerations – Federal Health Care Reform" for more information.  As a result of the legislation, WPS expensed $4.5 million of non-cash deferred income tax benefits during the first quarter of 2010, which were previously recognized as a reduction to the provision for income taxes.  Also contributing to the lower effective tax rate was the increase in wind production tax credits in 2011.

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

Operating Cash Flows

During the three months ended March 31, 2011, net cash provided by operating activities was $31.7 million, compared with $140.9 million for the same period in 2010.  The $109.2 million period-over-period decrease in net cash provided by operating activities was largely driven by:

• A $60.2 million decrease due to the quarter-over-quarter change in the timing and amount of income tax payments and refunds.
• A $58.3 million quarter-over-quarter increase in contributions to pension and other postretirement benefit plans.
Investing Cash Flows

Net cash used for investing activities was $19.8 million during the three months ended March 31, 2011, compared with $22.2 million for the same period in 2010.  The $2.4 million quarter-over-quarter decrease in net cash used for investing activities was primarily driven by a $2.9 million quarter-over-quarter decrease in cash used to fund capital expenditures (discussed below).

Capital Expenditures

Capital expenditures by business segment for the three months ended March 31 were as follows:

Reportable Segment (millions)	2011	2010	Change
Electric utility	$16.3	$19.3	$(3.0)
Natural gas utility	4.0	4.1	(0.1)
Other	0.2	-	0.2
WPS consolidated	$20.5	$23.4	$(2.9)

The decrease in capital expenditures at the electric utility segment for the quarter ended March 31, 2011, compared with the same quarter in 2010, was primarily due to cash payments made in 2010 relating to the Crane Creek Wind Farm project, which was placed in service for accounting purposes in December 2009.

Financing Cash Flows

Net cash used for financing activities was $77.4 million during the three months ended March 31, 2011, compared with $47.8 million for the same period in 2010.  The $29.6 million quarter-over-quarter increase in net cash used for financing activities was primarily driven by a $60.0 million quarter-over-quarter increase in return of capital payments to Integrys Energy Group.  Partially offsetting this change was $24.1 million of net borrowings of short-term debt in 2011 compared with $7.0 million of net repayments in 2010.

Significant Financing Activities

WPS had $24.1 million of outstanding commercial paper borrowings at March 31, 2011, and no outstanding commercial paper borrowings at March 31, 2010.  WPS had other outstanding short-term debt of $10.0 million at March 31, 2011, and 2010.

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

Future Capital Requirements and Resources

Contractual Obligations

The following table shows the contractual obligations of WPS, including its subsidiary, as of March 31, 2011.

		Payments Due By Period
(Millions)	Total Amounts Committed	2011	2012 to 2013	2014 to 2015	2016 and Thereafter

Long-term debt principal and interest payments (1)	$1,220.6	$182.5	$366.2	$174.4	$497.5
Operating lease obligations	21.1	1.1	3.3	1.7	15.0
Commodity purchase obligations (2)	1,609.5	226.2	593.7	302.7	486.9
Purchase orders (3)	261.3	258.7	2.6	-	-
Pension and other postretirement funding obligations (4)	217.9	14.6	94.4	31.7	77.2
Total contractual cash obligations	$3,330.4	$683.1	$1,060.2	$510.5	$1,076.6

(1)	Represents bonds and notes issued by WPS. WPS records all principal obligations on the balance sheet.

(2)	The costs of commodity purchase obligations are expected to be recovered in future customer rates.

(3)	Includes obligations related to normal business operations and large construction obligations.

(4)	Obligations for pension and other postretirement benefit plans, other than the Integrys Energy Group Retirement Plan, cannot reasonably be estimated beyond 2013.

The table above does not reflect payments related to the manufactured gas plant remediation liability of $75.7 million at March 31, 2011, as the amount and timing of payments are uncertain.  WPS anticipates incurring costs annually to remediate these sites, but management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers have been prudently incurred and are, therefore, recoverable through rates.  See Note 6, "Commitments and Contingencies," for more information about environmental liabilities.  In addition, the table does not reflect any payments for the March 31, 2011, liability of $4.3 million related to uncertain tax positions, as the amount and timing of payments are uncertain.  See Note 5, "Income Taxes," for more information on uncertain tax positions.

Capital Requirements

As of March 31, 2011, construction expenditures for WPS for the three-year period 2011 through 2013 were anticipated to be as follows:

(Millions)
Environmental projects	$316.8
Electric and natural gas distribution projects	123.5
Electric and natural gas delivery and customer service projects	32.8
Other projects	123.9
Total capital expenditures	$597.0

All projected capital and investment expenditures are subject to periodic review and may vary significantly from the estimates depending on a number of factors, including but not limited to, industry restructuring, regulatory constraints and requirements, changes in tax laws and regulations, market volatility, and economic trends.

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

At March 31, 2011, WPS was in compliance with all covenants related to outstanding short-term and long-term debt and expects to be in compliance with all such debt covenants for the foreseeable future.  WPS's long-term debt obligations contain covenants related to payment of principal and interest when due and various financial reporting obligations.  Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could result in acceleration of outstanding debt obligations.

See Note 4, "Short-Term Debt and Lines of Credit," for more information on WPS's credit facilities and other short-term credit agreements, including short-term debt covenants.

Other Future Considerations

Decoupling

The PSCW approved the implementation of decoupling on a four-year trial basis, effective January 1, 2009, for WPS's natural gas and electric residential and small commercial and industrial sales.  Decoupling allows WPS to adjust rates going forward to recover or refund differences between the actual and authorized margin per customer impact of variations in volumes.  The mechanism does not adjust for changes in volume resulting from changes in customer count.  This decoupling mechanism includes an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service.  Amounts recoverable from or refundable to customers are included in rates upon approval in a rate order.

Climate Change

The EPA began regulating greenhouse gas emissions under the CAA in January 2011, by applying the BACT requirements associated with the New Source Review program to new and modified larger greenhouse gas emitters.  Technology to remove and sequester greenhouse gas emissions is not commercially available at scale; hence, the EPA issued guidance that defines BACT in terms of improvements in energy efficiency as opposed to relying on pollution control equipment.  In December 2010, the EPA announced its intent to develop new source performance standards for greenhouse gas emissions for new and modified, as well as existing, electric utility steam generating units.  The EPA plans to propose standards in 2011 and finalize standards in 2012.  Efforts have been initiated to develop state and regional greenhouse gas programs, to create federal legislation to limit carbon dioxide emissions, and to create national or state renewable portfolio standards.  Currently there is no applicable federal or state legislation pending that specifically addresses greenhouse gas emissions.

A risk exists that such legislation or regulation will increase the cost of producing energy utilizing fossil fuels.  However, WPS believes the capital expenditures being made at its generation units are appropriate under any reasonable mandatory greenhouse gas program and that future expenditures related to control of greenhouse gas emissions or renewable portfolio standards by WPS will be recoverable in rates.  WPS will continue to monitor and manage potential risks and opportunities associated with future greenhouse gas legislative or regulatory actions.

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

Most notably, there is a provision of HCR that, beginning in 2013, eliminates the tax deduction for employer-paid postretirement prescription drug charges to the extent those charges will be offset by the receipt of a federal Medicare Part D subsidy.  As a result, WPS was required to eliminate a portion of its deferred tax asset related to postretirement benefits.  The total amount of the deferred tax asset that was reduced for the loss of the deduction in 2010 was $4.5 million, all of which flowed through to net income as a component of income tax expense in 2010.  WPS expects to seek recovery in rates for the income impacts of this tax law change.  If recovery in rates becomes probable, income tax expense would be reduced in that period, but at this time WPS is not able to predict how much will ultimately be recovered in rates.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act)

The Dodd-Frank Act was signed into law in July 2010.  Although a few provisions were effective with the passing of the act, the majority of the rules to implement the provisions will be finalized and become effective over the 18 months following the signing of the act.  Depending on the final rules, certain provisions of the Dodd-Frank Act relating to derivatives could increase capital and/or collateral requirements.  Final rules for these provisions are expected in 2011.  WPS is monitoring developments related to this act and their impacts on its future results of operations, cash flows, and financial position.

Recent Tax Law Changes

In December 2010, President Obama signed into law The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  This act includes tax incentives, such as an extension and increase of bonus depreciation, the extension of the research and experimentation credit, and the extension of treasury grants in lieu of claiming the ITC or production tax credit for certain renewable energy investments.  In September 2010, President Obama signed into law the Small Business Jobs Act of 2010.  This act includes tax incentives, such as an extension to bonus depreciation and changes to listed property, that affect WPS.  WPS anticipates that these tax law changes will likely result in $40.0 million to $50.0 million of reduced cash payments for taxes during 2011 through 2012.  These incentives may also have the effect of reducing WPS’s utility rate base and, thus, future earnings relative to prior expectations.  WPS is evaluating the most appropriate manner to deploy the additional cash, which may include, among other things, making incremental contributions to its various employee benefit plans and funding additional capital investments.

CRITICAL ACCOUNTING POLICIES

WPS has reviewed its critical accounting policies for new critical accounting estimates and other significant changes.  WPS found that the disclosures made in its Annual Report on Form 10-K for the year ended December 31, 2010, are still current and that there have been no significant changes.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

WPS's market risks have not changed materially from the market risks reported in its 2010 Annual Report on Form 10-K.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

WPS's management, with the participation of WPS's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of WPS's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report and has concluded that, as of the end of such period, WPS's disclosure controls and procedures were effective to ensure that information required to be disclosed by WPS in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to WPS's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in WPS's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.      Legal Proceedings

For information on material legal proceedings and matters related to WPS and its subsidiary, see Note 6, "Commitments and Contingencies."

Item 1A.    Risk Factors

There were no material changes in the risk factors previously disclosed in Part I, Item 1A of WPS’s 2010 Annual Report on Form 10-K, which was filed with the SEC on February 24, 2011.

Item 6.      Exhibits

The documents listed in the Exhibit Index are attached as exhibits or incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: May 4, 2011	/s/ Diane L. Ford Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

WISCONSIN PUBLIC SERVICE CORPORATION EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011
Exhibit No.	Description

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

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