Form 10-Q
period 2012-03-31
WISCONSIN PUBLIC SERVICE CORP
filed 2012-05-03
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	Internal Revenue Service Employer Identification No.

1-3016	WISCONSIN PUBLIC SERVICE CORPORATION (A Wisconsin Corporation) 700 North Adams Street P. O. Box 19001 Green Bay, WI 54307-9001 800-450-7260	39-0715160

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

Common stock, $4 par value, 23,896,962 shares outstanding at April 26, 2012

WISCONSIN PUBLIC SERVICE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2012

i

Commonly Used Acronyms in this Quarterly Report on Form 10-Q

ASU	Accounting Standards Update
ATC	American Transmission Company LLC
EPA	United States Environmental Protection Agency
GAAP	United States Generally Accepted Accounting Principles
MISO	Midwest Independent Transmission System Operator, Inc.
N/A	Not Applicable
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

ii

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

Forward-looking statements involve a number of risks and uncertainties. Some risks that could cause actual results to differ materially from those expressed or implied in forward-looking statements include those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report), and those identified below:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions)	2012	2011

Operating revenues	$404.2	$441.8

Cost of fuel, natural gas, and purchased power	188.2	217.6
Operating and maintenance expense	107.3	109.1
Depreciation and amortization expense	23.9	24.0
Taxes other than income taxes	12.8	12.3
Operating income	72.0	78.8

Miscellaneous income	3.1	2.9
Interest expense	(10.8)	(14.3)
Other expense	(7.7)	(11.4)

Income before taxes	64.3	67.4
Provision for income taxes	21.4	23.1
Net income	42.9	44.3

Preferred stock dividend requirements	(0.8)	(0.8)
Net income attributed to common shareholder	$42.1	$43.5

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2012	2011

Assets
Cash and cash equivalents	$5.4	$5.5
Accounts receivable and accrued unbilled revenues, net of reserves of $3.5 and $3.0, respectively	184.2	199.5
Receivables from related parties	4.6	4.6
Inventories	70.6	90.7
Regulatory assets	36.3	44.6
Materials and supplies, at average cost	28.8	28.7
Prepaid taxes	69.4	112.6
Other current assets	11.7	11.6
Current assets	411.0	497.8

Property, plant, and equipment, net of accumulated depreciation of $1,299.5 and $1,280.7 respectively	2,349.6	2,340.1
Regulatory assets	461.8	454.3
Receivables from related parties	—	12.8
Goodwill	36.4	36.4
Other long-term assets	93.7	86.1
Total assets	$3,352.5	$3,427.5

Liabilities and Shareholders’ Equity
Short-term debt	$179.9	$173.7
Current portion of long-term debt	172.0	150.0
Accounts payable	88.5	114.6
Payables to related parties	14.0	14.1
Regulatory liabilities	28.9	19.1
Other current liabilities	64.2	61.8
Current liabilities	547.5	533.3

Long-term debt to parent	7.7	7.9
Long-term debt	549.3	571.3
Deferred income taxes	490.3	476.1
Deferred investment tax credits	8.6	8.7
Regulatory liabilities	256.2	256.3
Environmental remediation liabilities	67.6	67.6
Pension and other postretirement benefit obligations	135.1	272.8
Payables to related parties	7.2	7.4
Other long-term liabilities	73.5	72.8
Long-term liabilities	1,595.5	1,740.9

Commitments and contingencies

Preferred stock - $100 par value; 1,000,000 shares authorized; 511,882 shares issued and outstanding	51.2	51.2
Common stock - $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid-in capital	602.5	561.9
Retained earnings	460.2	444.6
Total liabilities and shareholders’ equity	$3,352.5	$3,427.5

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)	March 31	December 31
(Millions, except share amounts)	2012	2011

Common stock equity
Common stock - $4 par value; 32,000,000 shares authorized; 23,896,962 shares outstanding	$95.6	$95.6
Additional paid-in capital	602.5	561.9
Retained earnings	460.2	444.6
Total common stock equity	1,158.3	1,102.1

Preferred stock
Cumulative; $100 par value; 1,000,000 shares authorized with no mandatory redemption -

	Series	Shares Outstanding
	5.00%	131,916	13.2	13.2
	5.04%	29,983	3.0	3.0
	5.08%	49,983	5.0	5.0
	6.76%	150,000	15.0	15.0
	6.88%	150,000	15.0	15.0
Total preferred stock			51.2	51.2

Long-term debt to parent
	Series	Year Due
	8.76%	2015	3.0	3.1
	7.35%	2016	4.7	4.8
Total long-term debt to parent			7.7	7.9

Long-term debt
First Mortgage Bonds
	Series	Year Due
	7.125%	2023	0.1	0.1
Senior Notes
	Series	Year Due
	4.875%	2012	150.0	150.0
	3.95%	2013	22.0	22.0
	4.80%	2013	125.0	125.0
	6.375%	2015	125.0	125.0
	5.65%	2017	125.0	125.0
	6.08%	2028	50.0	50.0
	5.55%	2036	125.0	125.0
Total First Mortgage Bonds and Senior Notes			722.1	722.1
Unamortized discount on long-term debt			(0.8)	(0.8)
Total			721.3	721.3
Current portion			(172.0)	(150.0)
Total long-term debt			549.3	571.3
Total capitalization			$1,766.5	$1,732.5

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2012	2011

Operating Activities
Net income	$42.9	$44.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	23.9	24.0
Recoveries and refunds of regulatory assets and liabilities	3.8	6.9
Deferred income taxes and investment tax credit	13.6	31.5
Bad debt expense	0.9	1.0
Pension and other postretirement expense	5.1	6.5
Pension and other postretirement contributions	(109.1)	(58.7)
Equity income, net of dividends	(0.1)	—
Repayment of related party payables	(22.6)	—
Other	(15.7)	6.3
Changes in working capital
Collateral on deposit	(1.0)	1.9
Accounts receivable and accrued unbilled revenues	13.5	(18.9)
Inventories	19.9	19.7
Prepaid taxes	43.2	(36.1)
Other current assets	3.5	9.7
Accounts payable	(26.2)	(12.9)
Other current liabilities	17.3	6.5
Net cash provided by operating activities	12.9	31.7

Investing Activities
Capital expenditures	(32.5)	(20.5)
Proceeds from sale of property, plant, and equipment	0.4	0.6
Other	0.3	0.1
Net cash used for investing activities	(31.8)	(19.8)

Financing Activities
Commercial paper - net	6.2	24.1
Payments of long-term debt to parent	(0.2)	(0.1)
Dividends to parent	(26.4)	(25.6)
Equity contribution from parent	40.0	—
Return of capital to parent	—	(75.0)
Preferred stock dividend requirements	(0.8)	(0.8)
Net cash provided by (used for) financing activities	18.8	(77.4)
Net change in cash and cash equivalents	(0.1)	(65.5)
Cash and cash equivalents at beginning of period	5.5	71.4
Cash and cash equivalents at end of period	$5.4	$5.9

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2012

NOTE 1—FINANCIAL INFORMATION

As used in these notes, the term “financial statements” refers to the condensed consolidated financial statements. This includes the condensed consolidated statements of income, condensed consolidated balance sheets, condensed consolidated statements of capitalization, and condensed consolidated statements of cash flows, unless otherwise noted. In this report, when we refer to “us,” “we,” “our,” or “ours,” we are referring to WPS.

We prepare our financial statements in conformity with the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2011.

In management’s opinion, these unaudited financial statements include all adjustments considered necessary for a fair presentation of financial results. All adjustments are normal and recurring, unless otherwise noted. All intercompany transactions have been eliminated in consolidation. Financial results for an interim period may not give a true indication of results for the year.

NOTE 2—CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to our statements of cash flows:

	Three Months Ended March 31
(Millions)	2012	2011
Cash paid for interest	$0.7	$5.2
Cash (received) paid for income taxes	(24.6)	31.6

Construction costs funded through accounts payable totaled $11.8 million at March 31, 2012, and $3.8 million at March 31, 2011. These costs were treated as noncash investing activities.

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

The tables below show our assets and liabilities from risk management activities:

	Balance Sheet	March 31, 2012
(Millions)	Presentation *	Assets	Liabilities
Natural gas contracts	Other Current	$—	$1.4
FTRs	Other Current	0.5	0.1
Petroleum product contracts	Other Current	0.3	—
Coal contract	Other Current	—	5.6
Coal contract	Other Long-term	—	7.8
Total commodity contracts	Other Current	$0.8	$7.1
Total commodity contracts	Other Long-term	$—	$7.8

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

The following table shows the unrealized gains (losses) recorded related to derivatives:

		Three Months Ended March 31
(Millions)	Financial Statement Presentation	2012	2011
Natural gas contracts	Balance Sheet — Regulatory assets (current)	$1.7	$2.5
Natural gas contracts	Balance Sheet — Regulatory liabilities (current)	—	(0.1)
Natural gas contracts	Income Statement — Cost of fuel, natural gas, and purchased power	0.1	0.1
FTRs	Balance Sheet — Regulatory assets (current)	0.2	0.1
FTRs	Balance Sheet — Regulatory liabilities (current)	(0.4)	(1.1)
Petroleum product contracts	Balance Sheet — Regulatory assets (current)	0.1	—
Petroleum product contracts	Balance Sheet — Regulatory liabilities (current)	0.1	0.4
Petroleum product contracts	Income Statement — Operating and maintenance expense	—	0.2
Coal contract	Balance Sheet — Regulatory assets (current)	(3.1)	(0.5)
Coal contract	Balance Sheet — Regulatory assets (long-term)	(3.5)	(3.2)
Coal contract	Balance Sheet — Regulatory liabilities (long-term)	—	(3.7)

We had the following notional volumes of outstanding derivative contracts:

	March 31, 2012		December 31, 2011
Commodity	Purchases	Other Transactions	Purchases	Other Transactions
Natural gas (millions of therms)	20.6	N/A	58.4	N/A
FTRs (millions of kilowatt-hours)	N/A	1,808.0	N/A	4,814.8
Petroleum products (barrels)	31,896.0	N/A	26,770.0	N/A
Coal contract (millions of tons)	3.9	N/A	4.1	N/A

The following table shows our cash collateral positions:

(Millions)	March 31, 2012	December 31, 2011
Cash collateral provided to others	$4.7	$4.1

NOTE 4—SHORT-TERM DEBT AND LINES OF CREDIT

Our short-term borrowings were as follows:

(Millions, except percentages)	March 31, 2012	December 31, 2011
Commercial paper outstanding	$179.9	$173.7
Average discount rate on outstanding commercial paper	0.25%	0.26%

The commercial paper outstanding at March 31, 2012, had maturity dates ranging from April 2, 2012, through April 30, 2012.

The table below presents our average amount of short-term borrowings outstanding based on daily outstanding balances during the three months ended March 31:

(Millions)	2012	2011
Average amount of commercial paper outstanding	$186.5	$10.9
Average amount of short-term notes payable outstanding	—	10.0

We manage our liquidity by maintaining adequate external financing commitments. The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing program, including remaining available capacity under these facilities:

(Millions)	Maturity	March 31, 2012	December 31, 2011
Revolving credit facility	04/23/13	$115.0	$115.0
Revolving credit facility	05/17/14	135.0	135.0

Total short-term credit capacity		$250.0	$250.0

Less:
Letters of credit issued inside credit facilities		$0.3	$0.2
Commercial paper outstanding		179.9	173.7

Available capacity under existing agreements		$69.8	$76.1

NOTE 5—LONG-TERM DEBT

See our statements of capitalization for details on our long-term debt.

In December 2012, our $150 million of 4.875% Senior Notes will mature. As a result, the $150.0 million balance of these notes was included in current portion of long-term debt on our balance sheets.

In February 2013, our $22.0 million of 3.95% Senior Notes will mature. As a result, the $22.0 million balance of these notes was included in current portion of long-term debt on our March 31, 2012 balance sheet.

NOTE 6—INCOME TAXES

We calculate our interim period provision for income taxes based on our projected annual effective tax rate as adjusted for certain discrete items.

The table below shows our effective tax rates:

	Three Months Ended March 31
	2012	2011

Effective Tax Rate	33.3%	34.3%

Our effective tax rates for the three months ended March 31, 2012 and 2011, were lower than the federal statutory tax rate of 35%. These differences primarily related to the federal income tax benefit of tax credits related to wind production and other miscellaneous tax adjustments. State income tax obligations partially offset the lower effective tax rate.

During the three months ended March 31, 2012, there was not a significant change in our liability for unrecognized tax benefits.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Commodity Purchase Obligations and Purchase Order Commitments

We routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates.

The purchase obligations described below were as of March 31, 2012.

•                  Our electric utility segment had obligations of $186.3 million related to coal supply and transportation that extend through 2016, obligations of $1,196.6 million for either capacity or energy related to purchased power that extend through 2029, and obligations of $5.4 million for other commodities that extend through 2013.

•                  Our natural gas utility segment had obligations of $338.7 million related to natural gas supply and transportation contracts that extend through 2024.

•                  We also had commitments of $278.9 million in the form of purchase orders issued to various vendors that relate to normal business operations, including construction projects.

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

In September 2010, the Sierra Club filed a lawsuit against WP&L, which included allegations that modifications made at the Edgewater plant did not comply with the CAA. The previous stay of this case has been extended until July 15, 2012, and settlement negotiations with the Sierra Club, the EPA, and the joint owners of the Edgewater plant continue. We are currently unable to estimate the possible loss or range of loss related to this matter.

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

Weston Title V Air Permit:

In November 2010, the WDNR provided a draft revised permit. We objected to proposed changes in mercury limits and requirements on the boilers as beyond the authority of the WDNR. We continue to meet with the WDNR to resolve these issues. In September 2011, the WDNR issued a draft revised permit and a request for public comments. We filed comments objecting to certain provisions in the draft permit. We do not expect this matter to have a material impact on our financial statements.

WDNR Issued NOVs:

Since 2008, we received four NOVs from the WDNR alleging various violations of the different air permits for the entire Weston plant, Weston 4, Weston 1, and Weston 2, as well as one NOV for a clerical error involving pages missing from a quarterly report for Weston. Corrective actions have been taken for the events in the five NOVs. In December 2011, the WDNR dismissed two of the NOVs and referred the other three NOVs to the state Justice Department for enforcement. We do not expect this matter to have a material impact on our financial statements.

Pulliam Title V Air Permit

The WDNR issued the renewal of the permit for the Pulliam plant in April 2009. In June 2010, the EPA issued an order directing the WDNR to respond to comments raised by the Sierra Club in its June 2009 Petition objecting to this permit.

We also challenged the permit in a contested case proceeding and Petition for Judicial Review. The Petition was dismissed in an order remanding the matter to the WDNR. In February 2011, the WDNR granted a contested case proceeding before an Administrative Law Judge on the issues we raised, which included averaging times in the emission limits in the permit. We participated in the contested case proceeding in October 2011. In December 2011, the Administrative Law Judge did not require the WDNR to insert averaging times, for which we had argued. We have decided not to appeal.

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

Mercury and Interstate Air Quality Rules

Mercury:

The State of Wisconsin’s mercury rule, Chapter NR 446, requires a 40% reduction from the 2002 through 2004 baseline mercury emissions in Phase I, beginning January 1, 2010, through the end of 2014. In Phase II, which begins in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90%. Reductions can be phased in and the 90% target delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented. By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined by the Best Available Control Technology rule. As of March 31, 2012, we estimate capital costs of approximately $2 million, which includes estimates for both wholly owned and jointly owned plants, to achieve the required Phase I and Phase II reductions. The capital costs are expected to be recovered in future rate cases.

In December 2011, the EPA issued the final Utility Mercury and Air Toxics rule that will regulate emissions of mercury and other hazardous air pollutants. We are currently evaluating options for achieving the emission limits specified in this rule, but we do not anticipate the cost of compliance to be significant. We expect to recover future compliance costs in future rates.

Sulfur Dioxide and Nitrogen Oxide:

The EPA issued the Clean Air Interstate Rule (CAIR) in 2005 in order to reduce sulfur dioxide and nitrogen oxide emissions from utility boilers located in 29 states, including Wisconsin and Michigan. In July 2008, the United States Court of Appeals (Court of Appeals) issued a decision vacating CAIR, which the EPA appealed. In December 2008, the Court of Appeals reinstated CAIR and directed the EPA to address the deficiencies noted in its previous ruling to vacate CAIR. In July 2011, the EPA issued a final CAIR replacement rule known as the Cross State Air Pollution Rule (CSAPR). The new rule was to become effective January 1, 2012; however, on December 30, 2011, the D.C. Circuit Court (Court) issued a decision that stayed the rule pending the Court’s resolution of the petitions for review. The Court directed the EPA to implement CAIR during the stay period. In January 2012, a briefing and oral argument schedule was set. Oral arguments were held on April 13, 2012. In comparison to the CAIR rule, CSAPR, in the version that was stayed, significantly reduced the emission allowances allocated to our existing units for sulfur dioxide and nitrogen oxide in 2012, with a further reduction in 2014.

CSAPR also established new sulfur dioxide and nitrogen oxide emission allowances and did not allow carryover of the existing nitrogen oxide emission allowances allocated to us under CAIR. We did not acquire any CAIR nitrogen oxide emission allowances for 2012 and beyond other than those directly allocated to us, which were free. Sulfur dioxide emission allowances allocated under the Acid Rain Program will continue to be issued and surrendered independent of the stayed CSAPR emission allowance program. Thus, we do not expect any material impact on our financial statements as a result of being unable to carry over existing emission allowances.

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

The Court may uphold CSAPR, invalidate CSAPR, or direct the EPA to make changes to CSAPR. In order to be in compliance with the stayed version of CSAPR, additional sulfur dioxide and nitrogen oxide controls would need to be installed, emission allowances would need to be purchased, and/or we would have to make other changes to how we operate our existing units. The installation of any necessary controls will be scheduled as part of our long-term maintenance plan for our existing units; however, we do not currently believe we could meet the stayed CSAPR’s sulfur dioxide and nitrogen oxide emission limits without purchasing additional emission allowances or changing how our existing units are operated. Due to the uncertainty surrounding the rule, we are currently unable to predict whether, or if, additional emission allowances would be available to purchase or how much it would cost to comply. We are also currently unable to predict whether CSAPR, or any future version of CSAPR, will cause us to idle or abandon certain units or impact the estimated useful lives of certain units. We expect to recover any future compliance costs in future rates.

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

As of March 31, 2012, we estimated and accrued for $67.6 million of future undiscounted investigation and cleanup costs for all sites. We may adjust these estimates in the future due to remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages. As of March 31, 2012, we recorded a regulatory asset of $75.7 million, which is net of insurance recoveries received of $22.2 million, related to the expected recovery of both cash expenditures and estimated future expenditures through rates. Under current PSCW policies, we may not recover carrying costs associated with the cleanup expenditures.

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

NOTE 8—EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic benefit cost (including amounts capitalized to our balance sheets) for our benefit plans for the three months ended March 31:

	Pension Benefits		Other Postretirement Benefits
(Millions)	2012	2011	2012	2011
Service cost	$3.4	$3.2	$2.2	$1.8
Interest cost	8.7	9.2	3.7	3.9
Expected return on plan assets	(13.9)	(11.5)	(3.6)	(3.6)
Amortization of transition obligation	—	—	0.1	0.1
Amortization of prior service cost (credit)	1.1	1.2	(0.8)	(0.9)
Amortization of net actuarial loss	3.6	2.2	1.3	0.9
Net periodic benefit cost	$2.9	$4.3	$2.9	$2.2

Transition obligations, prior service costs (credits), and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost are recorded as net regulatory assets.

We make contributions to our plans in accordance with legal and tax requirements. These contributions do not necessarily occur evenly throughout the year. During the three months ended March 31, 2012, we contributed $109.1 million to our pension plans, and contributions to our other postretirement benefit plans were not significant. We expect to contribute an additional $1.1 million to our pension plans and $12.4 million to our other postretirement benefit plans during the remainder of 2012, dependent upon various factors affecting us, including our liquidity position and tax law changes.

In the first quarter of 2012, our pension obligation related to the unfunded non-qualified retirement plan was reduced by $35.3 million. This reduction was due to a change in plan administration. Our balance sheet at March 31, 2012, only reflects the pension liability associated with our past and current employees.

NOTE 9—STOCK-BASED COMPENSATION

Our employees may be granted awards under Integrys Energy Group’s stock-based compensation plans. Compensation cost associated with these awards is allocated to us based on the percentages used for allocation of the award recipients’ labor costs.

Compensation cost recognized for stock options, performance stock rights, and restricted shares and restricted share units was not significant during the three months ended March 31, 2012, and 2011.

The total compensation cost capitalized for all awards during the three months ended March 31, 2012, and 2011, was not significant.

Stock Options

The fair value of stock option awards granted was estimated using a binomial lattice model. The expected term of option awards is calculated based on historical exercise behavior and represents the period of time that options are expected to be outstanding. The risk-free interest rate is based on the United States Treasury yield curve. The expected dividend yield incorporates the current and historical dividend rate of Integrys Energy Group. The expected stock price volatility was estimated using its 10-year historical volatility. The following table shows the weighted-average fair value per stock option granted during the three months ended March 31, 2012, along with the assumptions incorporated into the valuation model:

February 2012 Grant
Weighted-average fair value per option	$6.30
Expected term	5 years
Risk-free interest rate	0.17% - 2.18%
Expected dividend yield	5.28%
Expected volatility	25%

A summary of stock option activity for the three months ended March 31, 2012, and information related to outstanding and exercisable stock options at March 31, 2012, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2011	134,976	$48.41
Granted	12,435	53.24
Exercised	(12,526)	46.59
Transfers	(45,720)	49.06
Outstanding at March 31, 2012	89,165	$49.01	5.62	$0.4
Exercisable at March 31, 2012	58,953	$49.27	3.97	$0.3

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at March 31, 2012. This is calculated as the difference between our closing stock price on March 31, 2012, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the three months ended March 31, 2012, and 2011, was not significant.

Cash received from option exercises during the three months ended March 31, 2012, and 2011, was not significant.

As of March 31, 2012, future compensation cost expected to be recognized for unvested and outstanding stock options was not significant.

Performance Stock Rights

The fair values of performance stock rights were estimated using a Monte Carlo valuation model. The risk-free interest rate is based on the United States Treasury yield curve. The expected dividend yield incorporates the current and historical dividend rate of Integrys Energy Group. The expected volatility was estimated using one to three years of historical data. The table below reflects the assumptions used in the valuation of the outstanding grants at March 31:

2012
Risk-free interest rate	0.32% - 1.27%
Expected dividend yield	5.28% - 5.34%
Expected volatility	21% - 36%

A summary of the activity for the three months ended March 31, 2012, related to performance stock rights accounted for as equity awards is presented below:

	Performance Stock Rights	Weighted-Average Fair Value*
Outstanding at December 31, 2011	4,629	$46.16
Granted	840	52.70
Distributed	(2,347)	42.86
Adjustment for final payout	(825)	42.86
Transfers	42	50.21
Outstanding at March 31, 2012	2,339	$53.03

*                 Reflects the weighted-average fair value used to measure equity awards. Equity awards are measured using the grant date fair value or the fair value on the modification date for awards that have not been elected for deferral into the deferred compensation plan six months prior to the completion of the performance period.

A summary of the activity for the three months ended March 31, 2012, related to performance stock rights accounted for as liability awards is presented below:

Performance Stock Rights
Outstanding at December 31, 2011	5,815
Granted	3,354
Transfers	174
Outstanding at March 31, 2012	9,343

The weighted-average fair value of all outstanding performance stock rights accounted for as liability awards as of March 31, 2012, was $54.80 per performance stock right.

As of March 31, 2012, future compensation cost expected to be recognized for unvested and outstanding performance stock rights (equity and liability awards) was not significant.

The total intrinsic value of performance stock rights distributed during the three months ended March 31, 2012, and 2011, was not significant.

Restricted Shares and Restricted Share Units

During the second quarter of 2011, the last of the outstanding restricted shares vested. Only restricted share units remain outstanding at March 31, 2012.

A summary of the activity related to all restricted share unit awards (equity and liability awards) for the three months ended March 31, 2012, is presented below:

	Restricted Share Unit Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2011	67,227	$45.18
Granted	23,880	53.24
Dividend equivalents	852	48.06
Vested	(27,247)	45.12
Transfers	(113)	45.20
Outstanding at March 31, 2012	64,599	$48.29

As of March 31, 2012, $2.0 million of compensation cost related to these awards was expected to be recognized over a weighted-average period of 3.1 years.

The total intrinsic value of restricted share and restricted share unit awards vested for the three months ended March 31, 2012, and 2011, was $1.5 million and $0.7 million, respectively. The actual tax benefit realized for the tax deductions from the vesting of restricted shares and restricted share units during the three months ended March 31, 2012, and 2011, was not significant.

The weighted-average grant date fair value of restricted share units awarded during the three months ended March 31, 2012, and 2011, was $53.24 and $49.40, per share, respectively.

NOTE 10—COMMON EQUITY

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

As of March 31, 2012, total restricted net assets were approximately $1,121.1 million. Our equity in undistributed earnings of 50% or less owned investees accounted for by the equity method was $26.3 million at March 31, 2012.

Except for the restrictions described above and subject to applicable law, we do not have any other significant dividend restrictions.

Integrys Energy Group may provide equity contributions to us or request a return of capital from us in order to maintain utility common equity levels consistent with those allowed by the PSCW. Wisconsin law prohibits us from making loans to or guaranteeing obligations of Integrys Energy Group or its other subsidiaries. During the three months ended March 31, 2012, we received $40.0 million of equity contributions from Integrys Energy Group and paid common stock dividends of $26.4 million to Integrys Energy Group. During the three months ended March 31, 2012, we did not return any capital to Integrys Energy Group.

NOTE 11—VARIABLE INTEREST ENTITIES

We have a variable interest in an entity through a power purchase agreement relating to the cost of fuel. This agreement contains a tolling arrangement in which we supply the scheduled fuel and purchase capacity and energy from the facility. This contract expires in 2016. As of March 31, 2012, and December 31, 2011, we had approximately 500 megawatts of capacity available under this agreement.

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

At March 31, 2012, and December 31, 2011, the assets and liabilities on the balance sheets that related to our involvement with this variable interest entity pertained to working capital accounts and represented the amounts we owed for current deliveries of power. We have not guaranteed any debt or provided any equity support, liquidity arrangements, performance guarantees, or other commitments associated with this contract. There is not a significant potential exposure to loss as a result of our involvement with the variable interest entity.

NOTE 12—FAIR VALUE

Fair Value Measurements

The following tables show assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2012
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets
Financial transmission rights (FTRs)	$—	$—	$0.5	$0.5
Petroleum products contracts	0.3	—	—	0.3
Total	$0.3	$—	$0.5	$0.8

Risk management liabilities
Natural gas contracts	$1.4	$—	$—	$1.4
FTRs	—	—	0.1	0.1
Coal contract	—	—	13.4	13.4
Total	$1.4	$—	$13.5	$14.9

	December 31, 2011
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets
Natural gas contracts	$0.1	$—	$—	$0.1
FTRs	—	—	1.3	1.3
Petroleum products contracts	0.1	—	—	0.1
Total	$0.2	$—	$1.3	$1.5

Risk management liabilities
Natural gas contracts	$2.5	$—	$—	$2.5
FTRs	—	—	0.1	0.1
Coal contract	—	—	6.9	6.9
Total	$2.5	$—	$7.0	$9.5

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

The risk management assets and liabilities listed in the tables above include NYMEX futures and options, as well as financial contracts used to manage transmission congestion costs in the MISO market. NYMEX contracts are valued using the NYMEX end-of-day settlement price, which is a Level 1 input. The valuation for FTRs is derived from historical data from MISO, which is considered a Level 3 input. The valuation for the physical coal contract is categorized in Level 3, as significant assumptions were made to extrapolate prices from the last quoted period through the end of the transaction term. For more information on our derivative instruments, see Note 3, “Risk Management Activities.”  There were no transfers between the levels of the fair value hierarchy during the three months ended March 31, 2012, and 2011.

We have established a risk oversight committee whose primary responsibility includes directly or indirectly ensuring that all valuation methods are applied in accordance with predefined policies. The development and maintenance of our forward price curves has been assigned to our risk management department, which is part of the corporate treasury function. This group is separate and distinct from the trading function. To validate the reasonableness of our fair value inputs, our risk management department compares changes in valuation and researches any significant differences in order to determine the underlying cause. Corrections to the fair value inputs are made if necessary.

The significant unobservable inputs used in the valuation that resulted in categorization within Level 3 were as follows at March 31, 2012. The amounts and percentages listed in the table below represent the range of unobservable inputs that individually had a significant impact on the fair value determination and caused a derivative to be classified as Level 3.

	Fair Value (Millions)
	Assets	Liabilities	Valuation Technique	Unobservable Input	Average or Range
FTRs	$0.5	$0.1	Market-based	Forward market prices ($/megawatt-month) (1)	86.73
Coal contract	—	$13.4	Market-based	Forward market prices ($/ton) (2)	14.6 – 15.1

(1)          Represents forward market prices developed using historical cleared pricing data from MISO used in the valuation of FTRs.

(2)          Represents third-party forward market pricing used in the valuation of our coal contract.

Significant changes in historical settlement prices and forward coal prices would result in a directionally similar significant change in fair value.

The following table sets forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(Millions)	FTRs	Coal Contract	Total	FTRs	Coal Contract	Total
Balance at the beginning of period	$1.2	$(6.9)	$(5.7)	$2.0	$2.5	$4.5
Net realized gain (loss) included in earnings	0.1	—	0.1	(0.2)	—	(0.2)
Net unrealized loss recorded as regulatory assets or liabilities	(0.2)	(5.8)	(6.0)	(1.0)	(7.0)	(8.0)
Sales	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Settlements	(0.6)	(0.7)	(1.3)	—	(0.4)	(0.4)
Balance at the end of period	$0.4	$(13.4)	$(13.0)	$0.7	$(4.9)	$(4.2)

Unrealized gains and losses on FTRs and the coal contract are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on FTRs, as well as the related transmission congestion costs, are recorded in cost of fuel, natural gas, and purchased power on the statements of income.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value.

	March 31, 2012		December 31, 2011
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$721.3	$803.8	$721.3	$816.7
Long-term debt to parent	7.7	9.1	7.9	9.2
Preferred stock	51.2	51.0	51.2	51.9

The fair values of long-term debt are estimated based on the quoted market price for the same or similar issues, or on the current rates offered to us for debt of the same remaining maturity. The fair values of preferred stock are estimated based on quoted market prices, when available, or by using a perpetual dividend discount model. The fair values of long-term debt instruments and preferred stock are categorized within Level 2 of the fair value hierarchy.

Due to the short-term nature of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and outstanding commercial paper, the carrying amount for each such item approximates fair value.

NOTE 13—MISCELLANEOUS INCOME

Total miscellaneous income was as follows:

	Three Months Ended March 31
(Millions)	2012	2011
Earnings in equity-method investments	$2.7	$2.6
Other	0.4	0.3
Total miscellaneous income	$3.1	$2.9

NOTE 14—REGULATORY ENVIRONMENT

Wisconsin

2013 Rate Case

On March 30, 2012, we filed an application with the PSCW to increase our retail electric and natural gas rates $85.1 million and $12.8 million, respectively, with rates proposed to be effective January 1, 2013. The filing includes a request for a 10.30% return on common equity and a common equity ratio of 52.37% in our regulatory capital structure. The proposed retail electric and natural gas rate increases for 2013 are primarily being driven by reduced sales, increased fuel costs to generate electricity, increased electric transmission costs, increased costs to maintain the integrity of natural gas pipelines, increased manufactured gas plant cleanup costs, and general inflation.

2012 Rates

On December 9, 2011, the PSCW issued a final written order, effective January 1, 2012. It authorized an electric rate increase of $8.1 million and required a natural gas rate decrease of $7.2 million. The electric rate increase was driven by projected increases in fuel and purchased power costs. However, to the extent that actual fuel and purchased power costs exceed a 2% price variance from costs included in rates, they will be deferred for recovery or refund in a future rate proceeding. The rate order allows for the netting of the 2010 electric decoupling under-collection with the 2011 electric decoupling over-collection, and reflects reduced contributions to the Focus on Energy program. The rate order also allows for the deferral of direct Cross State Air Pollution Rule (CSAPR) compliance costs, including carrying costs. As of March 31, 2012, we deferred $1.3 million of costs related to CSAPR.

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

The order also addressed the new Wisconsin electric fuel rule, which was finalized on March 1, 2011. The new fuel rule was effective retroactive to January 1, 2011. It requires the deferral of under or over-collections of fuel and purchased power costs that exceed a 2% price variance from the cost of fuel and purchased power included in rates. Under or over-collections deferred in the current year will be recovered or refunded in a future rate proceeding.

NOTE 15—SEGMENTS OF BUSINESS

At March 31, 2012, we reported three segments. We manage our reportable segments separately due to their different operating and regulatory environments. Our principal business segments are the regulated electric utility operations and the regulated natural gas utility operations. The other segment includes nonutility activities, as well as equity earnings from our investments in WRPC and WPS Investments, LLC, which holds an interest in ATC.

The table below presents information related to our reportable segments:

	Regulated Utilities
(Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated

Three Months Ended March 31, 2012
External revenues	$287.0	$117.2	$404.2	$—	$—	$404.2
Intersegment revenues	—	1.3	1.3	0.4	(1.7)	—
Depreciation and amortization expense	20.0	3.8	23.8	0.2	(0.1)	23.9
Miscellaneous income	0.1	—	0.1	3.0	—	3.1
Interest expense	8.3	2.0	10.3	0.5	—	10.8
Provision for income taxes	9.4	10.7	20.1	1.3	—	21.4
Preferred stock dividend requirements	(0.7)	(0.1)	(0.8)	—	—	(0.8)
Net income attributed to common shareholder	22.9	18.0	40.9	1.2	—	42.1

Three Months Ended March 31, 2011
Operating revenues	$293.4	$150.3	$443.7	$0.4	$(2.3)	$441.8
Depreciation and amortization expense	20.3	3.7	24.0	0.1	(0.1)	24.0
Miscellaneous income (expense)	0.1	(0.1)	—	2.9	—	2.9
Interest expense	11.1	2.6	13.7	0.6	—	14.3
Provision for income taxes	10.1	12.2	22.3	0.8	—	23.1
Preferred stock dividend requirements	(0.6)	(0.2)	(0.8)	—	—	(0.8)
Net income attributed to common shareholder	22.3	19.5	41.8	1.7	—	43.5

NOTE 16—NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

We adopted ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).” The amendments change the wording used to describe the requirements for measuring fair value and also require new disclosures about fair value measurements. The amendments also clarify the intent concerning the application of existing fair value measurement requirements. Adoption of this new guidance resulted in new disclosures in Note 12, “Fair Value,” but did not affect our fair value measurements.

ASU 2011-05, “Presentation of Comprehensive Income,” and ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” were effective January 1, 2012. The guidance requires that the total of comprehensive income, the components of net income, and the components of OCI be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance did not have an impact on our financial statements.

ASU 2011-08, “Testing Goodwill for Impairment” was effective January 1, 2012. The amendments give companies an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, the quantitative impairment test is required. Otherwise, a company can bypass the quantitative impairment test. Adoption of this guidance did not have an impact on our financial statements in the first quarter of 2012.

Recent Accounting Guidance Not Yet Effective

ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” was issued in December 2011. The guidance requires enhanced disclosures about offsetting and related arrangements. This guidance is effective for our reporting period ending March 31, 2013. Management is currently evaluating the impact that the adoption of this standard will have on our financial statements.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2011.

SUMMARY

We are a regulated electric and natural gas utility and a wholly owned subsidiary of Integrys Energy Group, Inc. We derive revenues primarily from the distribution and sale of electricity and natural gas to retail customers. We also provide wholesale electric service to numerous utilities and cooperatives for resale.

RESULTS OF OPERATIONS

Earnings Summary

	Three Months Ended		Change in
	March 31		2012 Over
(Millions)	2012	2011	2011
Electric utility operations	$22.9	$22.3	2.7%
Natural gas utility operations	18.0	19.5	(7.7)%
Other operations	1.2	1.7	(29.4)%

Net income attributed to common shareholder	$42.1	$43.5	(3.2)%

First Quarter 2012 Compared with First Quarter 2011

We recognized earnings of $42.1 million for the first quarter of 2012, compared with $43.5 million for the same quarter in 2011. This $1.4 million decrease was driven by:

•                  A $2.9 million after-tax decrease in natural gas utility margins, caused by a reduction in rates and a decrease in volumes sold driven by warmer weather, net of decoupling.

•                  A $2.0 million after-tax decrease in electric utility margins, driven by a decrease in wholesale margins primarily due to lower sales volumes.

•                  These decreases in earnings were partially offset by a $2.1 million after-tax decrease in interest expense, driven by the repayment of long-term debt in 2011.

Regulated Electric Utility Segment Operations

	Three Months Ended		Change in
	March 31		2012 Over
(Millions, except degree days)	2012	2011	2011

Revenues	$287.0	$293.4	(2.2)%
Fuel and purchased power costs	123.6	126.6	(2.4)%
Margins	163.4	166.8	(2.0)%

Operating and maintenance expense	90.8	91.5	(0.8)%
Depreciation and amortization expense	20.0	20.3	(1.5)%
Taxes other than income taxes	11.4	11.0	3.6%

Operating income	41.2	44.0	(6.4)%

Miscellaneous income	0.1	0.1	—%
Interest expense	(8.3)	(11.1)	(25.2)%
Other expense	(8.2)	(11.0)	(25.5)%

Income before taxes	$33.0	$33.0	—%

Sales in kilowatt-hours
Residential	704.1	739.6	(4.8)%
Commercial and industrial	1,956.4	1,924.6	1.7%
Wholesale	1,023.4	1,045.3	(2.1)%
Other	9.5	9.5	—%
Total sales in kilowatt-hours	3,693.4	3,719.0	(0.7)%

Weather
Heating degree days	2,864	3,892	(26.4)%
Cooling degree days	11	—	N/A

First Quarter 2012 Compared with First Quarter 2011

Margins

Electric margins are defined as electric operating revenues less fuel and purchased power costs. Management believes that electric utility margins provide a more meaningful basis for evaluating electric utility operations than electric operating revenues. To the extent changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in operating revenues.

Electric utility segment margins decreased $3.4 million, driven by:

•                  An approximate $3 million decrease in margins due to impacts from our 2012 rate case re-opener. The PSCW approved a rate increase effective January 1, 2012. The rate increase was driven by anticipated increases in fuel and purchased power costs that did not materialize. Under the fuel rules, we deferred a portion of the difference between the costs included in rates and the actual fuel costs. This portion will be refunded to customers. Excluding the impact from fuel and purchased power costs, the 2012 rate case re-opener resulted in a rate decrease. The rate decrease was driven by reduced contributions to the Focus on Energy Program, which promotes residential and small business energy efficiency and renewable energy products. The margin impact from the reduction in contributions to the Focus on Energy Program was offset by lower operating expenses due to reduced payments to the program in 2012.

•                  An approximate $1 million decrease in wholesale margins, driven by a decrease in sales volumes. The decrease was primarily due to a reduction in sales to one large customer.

•                  These decreases were partially offset by an approximate $1 million increase in margins from large commercial and industrial customers due to a 4.1% increase in sales volumes. We primarily attribute this increase to improved economic conditions.

Operating Income

Operating income at the electric utility segment decreased $2.8 million. The decrease was due to the $3.4 million decrease in margins, partially offset by a $0.6 million decrease in operating expenses. The decrease in operating expenses was driven by:

•                  A $2.8 million decrease in customer assistance expense related to payments made to the Focus on Energy Program. These payments are recovered in rates, resulting in no impact on earnings.

•                  This decrease was partially offset by:

•                  A $1.5 million increase in employee benefit expenses.

•                  A $0.7 million increase in maintenance expense due to the timing of planned maintenance at various distribution sites.

Other Expense

Other expense decreased $2.8 million, driven by a decrease in interest expense due to the maturity and repayment of $150 million of long-term debt in August 2011.

Regulated Natural Gas Utility Segment Operations

	Three Months Ended		Change in
	March 31		2012 Over
(Millions, except heating degree days)	2012	2011	2011

Revenues	$118.5	$150.3	(21.2)%
Natural gas purchased for resale	66.2	93.1	(28.9)%
Margins	52.3	57.2	(8.6)%

Operating and maintenance expense	16.3	17.5	(6.9)%
Depreciation and amortization expense	3.8	3.7	2.7%
Taxes other than income taxes	1.4	1.4	—%

Operating income	30.8	34.6	(11.0)%

Miscellaneous income (expense)	—	(0.1)	(100.0)%
Interest expense	(2.0)	(2.6)	(23.1)%
Other expense	(2.0)	(2.7)	(25.9)%

Income before taxes	$28.8	$31.9	(9.7)%

Retail throughput in therms
Residential	91.3	116.7	(21.8)%
Commercial and industrial	50.8	65.7	(22.7)%
Other	6.5	6.1	6.6%
Total retail throughput in therms	148.6	188.5	(21.2)%

Transport throughput in therms
Commercial and industrial	100.6	107.7	(6.6)%

Total throughput in therms	249.2	296.2	(15.9)%

Weather
Heating degree days	2,864	3,892	(26.4)%

First Quarter 2012 Compared with First Quarter 2011

Margins

Natural gas utility margins are defined as natural gas utility operating revenues less the cost of natural gas purchased for resale. Management believes that natural gas utility margins provide a more meaningful basis for evaluating natural gas utility operations than natural gas utility revenues since we pass through prudently incurred natural gas commodity costs to our customers in current rates. There was an approximate 10% decrease in the average per-unit cost of natural gas sold during the first quarter of 2012, which had no impact on margins.

Natural gas utility segment margins decreased $4.9 million, driven by:

•                  An approximate $3 million decrease in margins related to a reduction in rates in the January 1, 2012 rate order. The rate decrease was driven by reduced contributions to the Focus on Energy Program, which promotes residential and small business energy efficiency and renewable energy products. The margin impact from the reduction in contributions is offset by lower operating expenses, resulting in no impact on earnings. See Note 14, “Regulatory Environment,” for more information on this rate order.

•                  An approximate $2 million net decrease in margins as a result of a 15.9% decrease in volumes sold.

•                  The decrease in sales volumes was driven substantially by warmer weather during the first quarter of 2012, as shown by the 26.4% decrease in heating degree days. Margins decreased approximately $11 million due to the decrease in volumes sold.

•                  The margin decrease due to sales volumes was partially offset by an approximate $9 million increase in decoupling recovery. Although decoupling was implemented to minimize the impact of changes in sales volumes, it does not cover all jurisdictions or customers. During 2012, decoupling lessened the negative impact from certain of the decreased sales volumes through higher future recoveries from customers. During 2011, decoupling lessened the positive impact from some of the increased sales volumes through higher future refunds to customers.

Operating Income

Operating income at the natural gas utility segment decreased $3.8 million. This decrease was primarily driven by the $4.9 million decrease in margins discussed above, partially offset by a $1.2 million decrease in operating and maintenance expenses. The decrease in operating and maintenance expenses primarily related to a decrease in customer assistance expense driven by reduced payments made to the Focus on Energy Program. Costs for the program are recovered in rates, resulting in no impact on earnings.

Other Segment Operations

	Three Months Ended		Change in
	March 31		2012 Over
(Millions)	2012	2011	2011

Operating income	$—	$0.2	(100.0)%
Other income	2.5	2.3	8.7%

Income before taxes	$2.5	$2.5	—%

First Quarter 2012 Compared with First Quarter 2011

There was no change in income before taxes for other segment operations.

Provision for Income Taxes

	Three Months Ended March 31
	2012	2011
Effective Tax Rate	33.3%	34.3%

First Quarter 2012 Compared with First Quarter 2011

Our effective tax rate decreased in the first quarter of 2012 due to miscellaneous unusual and nonrecurring tax adjustments in 2012.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have adequate resources to fund ongoing operations and future capital expenditures. These resources include cash balances, liquid assets, operating cash flows, access to debt capital markets, and available borrowing capacity under existing credit facilities. Our borrowing costs can be impacted by short-term and long-term debt ratings assigned by independent credit rating agencies, as well as the market rates for interest. Our operating cash flows and access to capital markets can be impacted by macroeconomic factors outside of our control.

Operating Cash Flows

During the quarter ended March 31, 2012, net cash provided by operating activities was $12.9 million, compared with $31.7 million for the same quarter in 2011. The $18.8 million decrease in net cash provided by operating activities was driven by:

•                  A $50.4 million increase in contributions to pension and other postretirement benefit plans.

•                  A $22.6 million repayment of related party payables in 2012 due to a change in administration of the unfunded, nonqualified pension plan.

•                  A decrease in net income, adjusted for non-cash items.

•                  Partially offsetting these decreases was $70.2 million of cash provided by working capital during the quarter ended March 31, 2012, compared with $30.1 million of cash used for working capital during the same quarter in 2011. The quarter-over-quarter change was driven by:

•                  A $43.2 million decrease in prepaid taxes during 2012, compared with a $36.1 million increase in prepaid taxes during 2011. The change was driven by higher tax refunds accrued in 2011, compared with 2012, primarily due to 100% bonus depreciation and increased tax deductions for pension funding in 2011. In addition, we received federal and state income tax refunds in the first quarter of 2012.

•                  A $13.5 million decrease in accounts receivable and accrued unbilled revenues during 2012, compared with an $18.9 million increase in accounts receivable and accrued unbilled revenues during 2011, mainly due to the warmer quarter-over-quarter weather.

Investing Cash Flows

Net cash used for investing activities was $31.8 million during the quarter ended March 31, 2012, compared with $19.8 million for the same quarter in 2011. The $12.0 million increase in net cash used for investing activities was driven by an increase in cash used to fund capital expenditures (discussed below).

Capital Expenditures

Capital expenditures by business segment for the three months ended March 31 were as follows:

Reportable Segment (millions)	2012	2011	Change
Electric utility	$28.1	$16.3	$11.8
Natural gas utility	4.4	4.0	0.4
Other	—	0.2	(0.2)
WPS consolidated	$32.5	$20.5	$12.0

The increase in capital expenditures at the electric utility segment for the quarter ended March 31, 2012, compared with the same quarter in 2011, was primarily due to various projects at the Columbia plant in 2012, partially offset by the purchase of a previous joint owner’s interest in a combustion turbine in 2011.

Financing Cash Flows

Net cash provided by financing activities was $18.8 million during the quarter ended March 31, 2012, compared with net cash used for financing activities of $77.4 million for the same quarter in 2011. The $96.2 million increase in net cash provided by financing activities was driven by the following:

•                  Return of capital payments to Integrys Energy Group of $75.0 million in 2011.

•                  Equity contributions from Integrys Energy Group of $40.0 million in 2012.

Partially offsetting these increases was a $17.9 million net quarter-over-quarter decrease in net commercial paper borrowings.

Significant Financing Activities

For information on short-term debt, see Note 4, “Short-Term Debt and Lines of Credit.”

For information on long-term debt, see Note 5, “Long-Term Debt.”

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

On January 24, 2012, Standard & Poor’s confirmed our “stable” outlook.

Future Capital Requirements and Resources

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2012, including those of our subsidiary.

		Payments Due By Period
(Millions)	Total Amounts Committed	2012	2013 to 2014	2015 to 2016	2017 and Thereafter

Long-term debt principal and interest payments (1)	$1,028.2	$178.8	$202.6	$166.4	$480.4
Operating lease obligations	19.3	0.9	2.6	1.3	14.5
Commodity purchase obligations (2)	1,727.0	265.0	469.2	226.6	766.2
Purchase orders (3)	278.9	277.6	1.3	—	—
Pension and other postretirement funding obligations (4)	154.9	13.5	126.2	15.2	—
Total contractual cash obligations	$3,208.3	$735.8	$801.9	$409.5	$1,261.1

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

The table above does not reflect payments related to the manufactured gas plant remediation liability of $67.6 million at March 31, 2012, as the amount and timing of payments are uncertain. We expect to incur costs annually to remediate these sites. See Note 7, “Commitments and Contingencies,” for more information about environmental liabilities. The table also does not reflect any payments for the March 31, 2012 liability of $0.5 million related to unrecognized tax benefits, as the amount and timing of payments are uncertain. See Note 6, “Income Taxes,” for more information on unrecognized tax benefits.

Capital Requirements

As of March 31, 2012, our capital expenditures for the three-year period 2012 through 2014 were expected to be as follows:

(Millions)
Environmental projects	$511
Electric and natural gas distribution projects	201
Electric and natural gas delivery and customer service projects	64
Other projects	176
Total capital expenditures	$952

All projected capital and investment expenditures are subject to periodic review and may vary significantly from the estimates, depending on a number of factors. These factors include, but are not limited to, industry restructuring, environmental requirements, regulatory constraints and requirements, changes in tax laws and regulations, market volatility, and economic trends.

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

At March 31, 2012, we were in compliance with all covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future.

See Note 4, “Short-Term Debt and Lines of Credit,” for more information on credit facilities and other short-term credit agreements. See Note 5, “Long-Term Debt,” for more information on long-term debt.

Other Future Considerations

Decoupling

Decoupling for natural gas and electric residential and small commercial and industrial sales was approved by the PSCW on a four-year trial basis for us, effective January 1, 2009, and ending on December 31, 2012. Decoupling allows us to adjust future rates to recover or refund a portion of the difference between the actual and authorized margin per customer impact of variations in volumes. The mechanism does not adjust for variations in volumes resulting from changes in customer count compared to rate case levels, nor does it cover all customer classes. This decoupling mechanism includes an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service. Amounts recoverable from or refundable to customers are subject to these caps and are included in rates upon approval in a rate order. Decoupling for 2012 and beyond is currently being addressed in our 2013 rate case filing. See Note 14, “Regulatory Environment,” for more information.

Climate Change

The EPA began regulating greenhouse gas emissions under the Clean Air Act in January 2011 by applying the Best Available Control Technology (BACT) requirements (associated with the New Source Review program) to new and modified larger greenhouse gas emitters. Technology to remove and sequester greenhouse gas emissions is not commercially available at scale. Therefore, the EPA issued guidance that defines BACT in terms of improvements in energy efficiency as opposed to relying on pollution control equipment. In December 2010, the EPA announced its intent to develop new source performance standards for greenhouse gas emissions. The standards would apply to new and modified, as well as existing, electric utility steam generating units. On March 27, 2012, the EPA issued a proposed rule that would impose a carbon dioxide emission rate limit on new electric generating units. The proposed limit may prevent the construction of new coal units until technology becomes commercially available. The EPA planned to propose performance standards for existing units in 2011 and finalize them in 2012; however, that proposal has been delayed.

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

Beginning in 2013, a provision of HCR will eliminate the tax deduction for employer-paid postretirement prescription drug charges to the extent those charges will be offset by the receipt of a federal Medicare Part D subsidy. As a result, we eliminated $4.4 million of our deferred tax asset related to postretirement benefits in 2010. All of this flowed through to net income as a component of income tax expense in 2010. An additional $1.6 million was expensed in June 2011 for deferred income taxes related to a Wisconsin tax law change. In February 2012, we were authorized recovery for the portion related to our Michigan operations. We have sought rate recovery for the remaining $5.9 million of income tax expense that relates to this tax law change. If recovery in rates becomes probable, income tax expense will be reduced in that period. We are not currently able to predict how much, if any, will be recovered in rates.

Other provisions of HCR include the elimination of certain annual and lifetime maximum benefits and the broadening of plan eligibility requirements. It also includes the elimination of pre-existing condition restrictions, an excise tax on high-cost health plans, changes to the Medicare Part D prescription drug program, and numerous other changes. We successfully participated in the Early Retiree Reinsurance Program through the third quarter of 2011. Following the submission of our fourth quarter 2011 claim, we were informed that the program fund had been depleted and, as such, we are not anticipating any future funding.

Major provisions of HCR are currently being challenged and are under review by the United States Supreme Court. The Supreme Court is expected to rule on this matter in the second quarter of 2012. Until then, key provisions of HCR remain uncertain. We continue to assess the extent to which the provisions of the new law will affect our future health care and related employee benefit plan costs.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act)

The Dodd-Frank Act was signed into law in July 2010. However, significant rulings essential to its framework still remain outstanding. Depending on the final rules, certain provisions of the Dodd-Frank Act relating to derivatives could increase capital and/or collateral requirements. Since final rules for some of the most key elements relating to derivatives continue to be delayed, it is difficult to predict when the rules will be finalized at this time. We are monitoring developments related to this act and their potential impacts on our future financial results.

Recent Tax Law Changes

Federal

In December 2010, President Obama signed into law The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. This act includes tax incentives, such as an extension and increase of bonus depreciation, the extension of the research and experimentation credit, and the extension of treasury grants in lieu of claiming the investment tax credit or production tax credit for certain renewable energy investments. In September 2010, President Obama signed into law the Small Business Jobs Act of 2010. This act includes tax incentives that affect us, such as an extension to bonus depreciation and changes to listed property. We anticipate that these tax law changes will likely result in $40.0 million to $50.0 million of reduced cash payments for taxes during 2012. These tax incentives may also reduce our utility rate base and, thus, future earnings relative to prior expectations. We have primarily used the proceeds from these incentives to make incremental contributions to our various employee benefit plans. In addition, these tax incentives have helped reduce our financing needs.

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

CRITICAL ACCOUNTING POLICIES

We have reviewed our critical accounting policies for new critical accounting estimates and other significant changes and have found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2011, are still current and that there have been no significant changes.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Our market risks have not changed materially from the market risks reported in our 2011 Annual Report on Form 10-K.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined by Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.            Legal Proceedings

For information on our material legal proceedings and matters, see Note 7, “Commitments and Contingencies.”

Item 1A.         Risk Factors

There were no material changes in the risk factors previously disclosed in Part I, Item 1A of our 2011 Annual Report on Form 10-K, which was filed with the SEC on February 29, 2012.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

Integrys Energy Group is the sole holder of our common stock; therefore, there is no established public trading market for our common stock. For information on dividends paid and dividend restrictions, see Note 10, “Common Equity.”

Item 6.            Exhibits

The documents listed in the Exhibit Index are attached as exhibits or incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: May 2, 2012	/s/ Diane L. Ford
Diane L. Ford Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)

WISCONSIN PUBLIC SERVICE CORPORATION
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

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

101 *

Financial statements from the Quarterly Report on Form 10-Q of Wisconsin Public Service Corporation for the quarter ended March 31, 2012, filed on May 2, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Capitalization, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Notes To Financial Statements, and (vi) document and entity information

*           In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.