Form 10-Q
period 2012-06-30
WISCONSIN PUBLIC SERVICE CORP
filed 2012-08-09
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common stock, $4 par value, 23,896,962 shares outstanding at August 2, 2012

WISCONSIN PUBLIC SERVICE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2012

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WISCONSIN PUBLIC SERVICE CORPORATION

	Three Months Ended		Six Months Ended
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	June 30		June 30
(Millions)	2012	2011	2012	2011

Operating revenues	$337.5	$351.0	$741.7	$792.8

Cost of fuel, natural gas, and purchased power	154.2	160.1	342.4	377.7
Operating and maintenance expense	106.0	115.1	213.3	224.2
Depreciation and amortization expense	24.0	23.7	47.9	47.7
Taxes other than income taxes	11.5	11.9	24.3	24.2
Operating income	41.8	40.2	113.8	119.0

Miscellaneous income	4.5	4.3	7.6	7.2
Interest expense	(10.6)	(14.0)	(21.4)	(28.3)
Other expense	(6.1)	(9.7)	(13.8)	(21.1)

Income before taxes	35.7	30.5	100.0	97.9
Provision for income taxes	12.3	12.1	33.7	35.2
Net income	23.4	18.4	66.3	62.7

Preferred stock dividend requirements	(0.8)	(0.8)	(1.6)	(1.6)
Net income attributed to common shareholder	$22.6	$17.6	$64.7	$61.1

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	June 30	December 31
(Millions)	2012	2011

Assets
Cash and cash equivalents	$4.7	$5.5
Accounts receivable and accrued unbilled revenues, net of reserves of $4.0 and $3.0, respectively	169.9	199.5
Receivables from related parties	6.0	4.6
Inventories	56.4	90.7
Regulatory assets	30.4	44.6
Materials and supplies, at average cost	30.1	28.7
Prepaid taxes	77.9	112.6
Other current assets	12.4	11.6
Current assets	387.8	497.8

Property, plant, and equipment, net of accumulated depreciation of $1,318.3 and $1,280.7, respectively	2,367.2	2,340.1
Regulatory assets	458.3	454.3
Receivables from related parties	—	12.8
Goodwill	36.4	36.4
Other long-term assets	94.5	86.1
Total assets	$3,344.2	$3,427.5

Liabilities and Shareholders’ Equity
Short-term debt	$150.4	$173.7
Current portion of long-term debt	172.0	150.0
Accounts payable	97.0	114.6
Payables to related parties	17.8	14.1
Regulatory liabilities	26.5	19.1
Other current liabilities	60.6	61.8
Current liabilities	524.3	533.3

Long-term debt to parent	7.5	7.9
Long-term debt	549.4	571.3
Deferred income taxes	503.9	476.1
Deferred investment tax credits	8.5	8.7
Regulatory liabilities	256.3	256.3
Environmental remediation liabilities	70.8	67.6
Pension and other postretirement benefit obligations	137.5	272.8
Payables to related parties	7.0	7.4
Other long-term liabilities	71.8	72.8
Long-term liabilities	1,612.7	1,740.9

Commitments and contingencies

Preferred stock - $100 par value; 1,000,000 shares authorized; 511,882 shares issued and outstanding	51.2	51.2
Common stock - $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid-in capital	604.0	561.9
Retained earnings	456.4	444.6
Total liabilities and shareholders’ equity	$3,344.2	$3,427.5

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)	June 30	December 31
(Millions, except share amounts)	2012	2011

Common stock equity
Common stock - $4 par value; 32,000,000 shares authorized; 23,896,962 shares outstanding	$95.6	$95.6
Additional paid-in capital	604.0	561.9
Retained earnings	456.4	444.6
Total common stock equity	1,156.0	1,102.1

Preferred stock
Cumulative; $100 par value; 1,000,000 shares authorized with no mandatory redemption -

	Series	Shares Outstanding
	5.00%	131,916	13.2	13.2
	5.04%	29,983	3.0	3.0
	5.08%	49,983	5.0	5.0
	6.76%	150,000	15.0	15.0
	6.88%	150,000	15.0	15.0
Total preferred stock			51.2	51.2

Long-term debt to parent
	Series	Year Due
	8.76%	2015	2.9	3.1
	7.35%	2016	4.6	4.8
Total long-term debt to parent			7.5	7.9

Long-term debt
First Mortgage Bonds
	Series	Year Due
	7.125%	2023	0.1	0.1
Senior Notes
	Series	Year Due
	4.875%	2012	150.0	150.0
	3.95%	2013	22.0	22.0
	4.80%	2013	125.0	125.0
	6.375%	2015	125.0	125.0
	5.65%	2017	125.0	125.0
	6.08%	2028	50.0	50.0
	5.55%	2036	125.0	125.0
Total First Mortgage Bonds and Senior Notes			722.1	722.1
Unamortized discount on long-term debt			(0.7)	(0.8)
Total			721.4	721.3
Current portion			(172.0)	(150.0)
Total long-term debt			549.4	571.3
Total capitalization			$1,764.1	$1,732.5

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

	Six Months Ended
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	June 30
(Millions)	2012	2011

Operating Activities
Net income	$66.3	$62.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	47.9	47.7
Recoveries and refunds of regulatory assets and liabilities	7.6	14.6
Bad debt expense	2.2	2.8
Pension and other postretirement expense	10.5	10.9
Pension and other postretirement contributions	(109.3)	(61.0)
Deferred income taxes and investment tax credit	25.6	36.6
Repayment of related party payable	(22.6)	—
Equity income, net of dividends	(0.9)	(0.9)
Other	(15.1)	5.3
Changes in working capital
Collateral on deposit	(0.9)	1.6
Accounts receivable and accrued unbilled revenues	24.4	24.0
Inventories	34.5	(1.4)
Prepaid taxes	34.7	(26.8)
Other current assets	4.0	0.9
Accounts payable	(17.7)	(10.7)
Other current liabilities	15.8	0.8
Net cash provided by operating activities	107.0	107.1

Investing Activities
Capital expenditures	(73.9)	(42.4)
Proceeds from the sale or disposal of assets	1.7	1.5
Other	1.9	1.0
Net cash used for investing activities	(70.3)	(39.9)

Financing Activities
Short-term debt, net	(23.3)	5.1
Redemption of notes payable	—	(10.0)
Repayment of long-term debt to parent	(0.4)	(0.3)
Dividends to parent	(52.8)	(51.2)
Equity contribution from parent	40.0	—
Return of capital to parent	—	(75.0)
Preferred stock dividend requirements	(1.6)	(1.6)
Other	0.6	0.8
Net cash used for financing activities	(37.5)	(132.2)
Net change in cash and cash equivalents	(0.8)	(65.0)
Cash and cash equivalents at beginning of period	5.5	71.4
Cash and cash equivalents at end of period	$4.7	$6.4

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2012

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

NOTE 2—CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is supplemental disclosure to our statements of cash flows:

	Six Months Ended June 30
(Millions)	2012	2011
Cash paid for interest	$20.1	$24.6
Cash (received) paid for income taxes	(23.5)	27.0

Construction costs funded through accounts payable totaled $13.5 million at June 30, 2012, and $6.4 million at June 30, 2011. These costs were treated as noncash investing activities.

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

The tables below show our assets and liabilities from risk management activities:

	Balance Sheet	June 30, 2012
(Millions)	Presentation *	Assets	Liabilities
Natural gas contracts	Other Current	$0.7	$0.7
FTRs	Other Current	2.7	0.2
Petroleum product contracts	Other Current	—	0.1
Coal contract	Other Current	—	5.7
Coal contract	Other Long-term	—	4.1
Total commodity contracts	Other Current	$3.4	$6.7
Total commodity contracts	Other Long-term	$—	$4.1

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

The following table shows the unrealized gains (losses) recorded related to derivatives:

		Three Months Ended June 30		Six Months Ended June 30
(Millions)	Financial Statement Presentation	2012	2011	2012	2011
Natural gas contracts	Balance Sheet – Regulatory assets (current)	$0.8	$(0.1)	$2.5	$2.4
Natural gas contracts	Balance Sheet – Regulatory liabilities (current)	0.3	—	0.3	(0.1)
Natural gas contracts	Income Statement – Cost of fuel, natural gas, and purchased power	—	—	0.1	0.1
FTRs	Balance Sheet – Regulatory assets (current)	(0.8)	(0.8)	(0.6)	(0.7)
FTRs	Balance Sheet – Regulatory liabilities (current)	0.7	1.2	0.3	0.1
Petroleum product contracts	Balance Sheet – Regulatory assets (current)	(0.2)	(0.1)	(0.1)	(0.1)
Petroleum product contracts	Balance Sheet – Regulatory liabilities (current)	(0.1)	(0.2)	—	0.2
Petroleum product contracts	Income Statement – Operating and maintenance expense	—	(0.1)	—	0.1
Coal contract	Balance Sheet – Regulatory assets (current)	(0.1)	0.3	(3.2)	(0.2)
Coal contract	Balance Sheet – Regulatory assets (long-term)	3.7	0.2	0.2	(3.0)
Coal contract	Balance Sheet – Regulatory liabilities (long-term)	—	—	—	(3.7)

We had the following notional volumes of outstanding derivative contracts:

	June 30, 2012		December 31, 2011
Commodity	Purchases	Other Transactions	Purchases	Other Transactions
Natural gas (millions of therms)	72.2	N/A	58.4	N/A
FTRs (millions of kilowatt-hours)	N/A	8,480.0	N/A	4,814.8
Petroleum products (barrels)	29,324.0	N/A	26,770.0	N/A
Coal contract (millions of tons)	3.7	N/A	4.1	N/A

The following table shows our cash collateral positions:

(Millions)	June 30, 2012	December 31, 2011
Cash collateral provided to others	$4.6	$4.1

NOTE 4—SHORT-TERM DEBT AND LINES OF CREDIT

Our short-term borrowings were as follows:

(Millions, except percentages)	June 30, 2012	December 31, 2011
Commercial paper outstanding	$150.4	$173.7
Average discount rate on outstanding commercial paper	0.29%	0.26%

The commercial paper outstanding at June 30, 2012, had maturity dates ranging from July 2, 2012, through July 18, 2012.

The table below presents our average amount of short-term borrowings outstanding based on daily outstanding balances during the six months ended June 30:

(Millions)	2012	2011
Average amount of commercial paper outstanding	$164.8	$6.9
Average amount of short-term notes payable outstanding	—	7.3

We manage our liquidity by maintaining adequate external financing commitments. The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing program, including remaining available capacity under these facilities:

(Millions)	Maturity	June 30, 2012	December 31, 2011
Revolving credit facility (1)	04/23/13	$—	$115.0
Revolving credit facility (2)	06/12/13	115.0	—
Revolving credit facility	05/17/14	135.0	135.0

Total short-term credit capacity		$250.0	$250.0

Less:
Letters of credit issued inside credit facilities		$—	$0.2
Commercial paper outstanding		150.4	173.7

Available capacity under existing agreements		$99.6	$76.1

(1)          This credit facility was terminated in June 2012.

(2)          We requested approval from the PSCW to extend this facility through June 13, 2017.

NOTE 5—LONG-TERM DEBT

See our statements of capitalization for details on our long-term debt.

In December 2012, our 4.875% Senior Notes will mature. As a result, the $150.0 million balance of these notes was included in the current portion of long-term debt on our balance sheets.

In February 2013, our 3.95% Senior Notes will mature. As a result, the $22.0 million balance of these notes was included in the current portion of long-term debt on our June 30, 2012, balance sheet.

NOTE 6—INCOME TAXES

We calculate our interim period provision for income taxes based on our projected annual effective tax rate as adjusted for certain discrete items.

The table below shows our effective tax rates:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Effective Tax Rate	34.5%	39.7%	33.7%	36.0%

Our effective tax rate for the three months ended June 30, 2011, was higher than the federal tax rate of 35%. This difference was primarily due to an increase in our state income tax obligations in 2011, driven by a tax law change in Wisconsin. We recorded $1.6 million of income tax expense in 2011 when we increased our deferred income tax liabilities related to this tax law change. An increase in wind production tax credits partially offset the higher effective tax rate.

Our effective tax rate for the six months ended June 30, 2012, was lower than the federal statutory tax rate of 35%. This difference was primarily due to the federal income tax benefit of tax credits related to wind production and other miscellaneous tax adjustments. State income tax obligations partially offset the lower effective tax rate.

For all other periods presented in the table above, our effective tax rate did not differ materially from the federal statutory rate of 35%.

During the six months ended June 30, 2012, there was not a significant change in our liability for unrecognized tax benefits.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Commodity Purchase Obligations and Purchase Order Commitments

We routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates.

The purchase obligations described below were as of June 30, 2012.

•      Our electric utility segment had obligations of $1,133.5 million for either capacity or energy related to purchased power that extend through 2029, obligations of $189.7 million related to coal supply and transportation contracts that extend through 2016, and obligations of $5.4 million for other commodities that extend through 2013.

•      Our natural gas utility segment had obligations of $322.0 million related to natural gas supply and transportation contracts that extend through 2024.

•      We also had commitments of $269.0 million in the form of purchase orders issued to various vendors that relate to normal business operations, including construction projects.

Environmental

Clean Air Act (CAA) New Source Review Issues

Weston and Pulliam Plants:

In November 2009, the EPA issued us a Notice of Violation (NOV) alleging violations of the CAA’s New Source Review requirements relating to certain projects completed at the Weston and Pulliam plants from 1994 to 2009. We continue to negotiate with the EPA on a possible resolution. We are currently unable to estimate the possible loss or range of loss related to this matter.

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

If it were settled or determined that historical projects at the Weston or Pulliam plants required either a state or federal CAA permit, we may, under the applicable statutes, be required to complete one or more of the following remedial steps:

•      shut down the facility,

•      install additional pollution control equipment and/or impose emission limitations, and/or

•      conduct a supplemental beneficial environmental project.

In addition, we may also be required to pay a fine. Finally, under the CAA, citizen groups may pursue a claim.

In response to the EPA’s CAA enforcement initiative, several other utilities have already settled with the EPA, while others are in litigation. The fines, penalties, and costs of supplemental beneficial environmental projects associated with settlements involving comparably-sized facilities to Weston and Pulliam combined ranged between $6 million and $30 million. The regulatory interpretations upon which the lawsuits or settlements are based may change depending on future court decisions made in the pending litigation.

Columbia and Edgewater Plants:

In December 2009, the EPA issued an NOV to Wisconsin Power and Light (WP&L), the operator of the Columbia and Edgewater plants, and the other joint owners of these plants (including us). The NOV alleges violations of the CAA’s New Source Review requirements related to certain projects completed at those plants.

In September 2010, the Sierra Club filed a lawsuit against WP&L, which included allegations that modifications made at the Columbia plant did not comply with the CAA. The case has been dismissed without prejudice as the parties continue to participate in settlement negotiations.

In September 2010, the Sierra Club filed a lawsuit against WP&L, which included allegations that modifications made at the Edgewater plant did not comply with the CAA. The case was stayed until July 15, 2012, and a request has been made by WP&L to further extend the stay and all deadlines, with an update to the court due by August 31, 2012, regarding the settlement negotiations with the Sierra Club, the EPA, and the joint owners of the Edgewater plant.

WP&L, Madison Gas and Electric, and we (Joint Owners), along with the EPA and the Sierra Club (collectively, the Parties) are exploring settlement options. The Joint Owners believe that the Parties have reached a tentative agreement on general terms to settle these air permitting violation claims and are negotiating a consent decree based upon those general terms, which are subject to change during the negotiations. Based upon the status of the current negotiations and a review of existing EPA consent decrees, we anticipate that the final consent decree could include the installation of emission control technology, changed operating conditions (including fuels other than coal and retirement of units), limitations on emissions, beneficial supplemental environmental projects, and a civil fine. Once the Parties agree to the final terms, the U.S. District court must approve the consent decree after a public comment process.

We cannot predict the final outcome of this matter because the Parties may be unable to reach a final agreement on the consent decree, the final terms of the consent decree may be different than currently anticipated, interveners could convince the court to make changes to the terms of the consent decree during the public comment process, or the court may not approve the final consent decree.

Any costs prudently incurred as a result of actions taken due to the consent decree are expected to be recoverable from customers. We are currently unable to estimate the possible loss or range of loss related to this matter.

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

Weston Title V Air Permit:

In November 2010, the WDNR provided a draft revised permit. We objected to proposed changes in mercury limits and requirements on the boilers as beyond the authority of the WDNR. We continue to meet with the WDNR to resolve these issues. In September 2011, the WDNR issued an updated draft revised permit and a request for public comments. Due to the significance of the changes to the draft permit, the WDNR intends to re-issue the draft permit for additional comments. On July 24, 2012, Clean Wisconsin filed suit against the WDNR alleging failure or delay in issuing the Weston 4 Title V permit. We are not a party to this litigation, but intend to intervene to protect our interests. We do not expect this matter to have a material impact on our financial statements.

WDNR Issued NOVs:

Since 2008, we received four NOVs from the WDNR alleging various violations of the different air permits for the entire Weston plant, Weston 1, Weston 2, and Weston 4, as well as one NOV for a clerical error involving pages missing from a quarterly report for Weston. Corrective actions have been taken for the events in the five NOVs. In December 2011, the WDNR dismissed two of the NOVs and referred the other three NOVs to the state Justice Department for enforcement. We do not expect this matter to have a material impact on our financial statements.

Pulliam Title V Air Permit

The WDNR issued the renewal of the permit for the Pulliam plant in April 2009. In June 2010, the EPA issued an order directing the WDNR to respond to comments raised by the Sierra Club in its June 2009 Petition requesting the EPA to object to the permit.

We also challenged the permit in a contested case proceeding and Petition for Judicial Review. The Petition was dismissed in an order remanding the matter to the WDNR. In February 2011, the WDNR granted a contested case proceeding before an Administrative Law Judge on the issues we raised, which included seeking averaging times in the emission limits in the permit. We participated in the contested case proceeding in October 2011. In December 2011, the Administrative Law Judge did not require the WDNR to insert averaging times, for which we had argued. We have decided not to appeal.

In October 2010, we received from the Sierra Club a copy of an NOI to file a civil lawsuit against the EPA based on what the Sierra Club alleged to be an unreasonable delay in responding to the June 2010 order. We received notification that the Sierra Club filed suit against the EPA in April 2011. We intervened in the case as a necessary party to protect our interests. In February 2012, the WDNR sent a proposed permit and response to the EPA for a 45-day review, which allowed the parties to enter into a settlement agreement that has been entered by the court. On May 9, 2012, the Sierra Club filed another Petition requesting the EPA to again object to the proposed permit and response.

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

In June 2012, WP&L received notice from the EPA of the EPA’s proposal for WP&L to apply for a federally-issued Title V permit since the WDNR has not addressed the EPA’s objections to the Title V permit issues for the Columbia plant. WP&L has 90 days to comment on the EPA’s proposal. If the EPA decides to require the submittal of an operation permit, it would be due within six months of the EPA’s notice to WP&L. WP&L believes the previously issued Title V permit for the Columbia plant is still valid. We do not expect this matter to have a material impact on our financial statements.

Mercury and Interstate Air Quality Rules

Mercury:

The State of Wisconsin’s mercury rule, Chapter NR 446, requires a 40% reduction from the 2002 through 2004 baseline mercury emissions in Phase I, beginning January 1, 2010, through the end of 2014. In Phase II, which begins in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90% from the 2002 through 2004 baseline. Reductions can be phased in and the 90% target delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented. By 2015, electric generating units above 25 megawatts but less than 150 megawatts must reduce their mercury emissions to a level defined by the Best Available Control Technology rule. As of June 30, 2012, we estimate capital costs of approximately $2 million, which includes estimates for both wholly owned and jointly owned plants, to achieve the required Phase I and Phase II reductions. The capital costs are expected to be recovered in future rates.

In December 2011, the EPA issued the final Utility Mercury and Air Toxics rule that will regulate emissions of mercury and other hazardous air pollutants beginning in 2015. We are currently evaluating options for achieving the emission limits specified in this rule, but we do not anticipate the cost of compliance to be significant. We expect to recover future compliance costs in future rates.

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

We are responsible for the environmental remediation of ten sites, of which seven have been transferred to the EPA Superfund Alternative Sites Program. Under the EPA’s program, the remedy decisions at these sites will be made using risk-based criteria typically used at Superfund sites. As of June 30, 2012, we estimated and accrued for $70.8 million of future undiscounted investigation and cleanup costs for all sites. We may adjust these estimates in the future due to remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages. As of June 30, 2012, we recorded a regulatory asset of $79.4 million, which is net of insurance recoveries received of $22.3 million, related to the expected recovery of both cash expenditures and estimated future expenditures through rates. Under current PSCW policies, we may not recover carrying costs associated with the cleanup expenditures.

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

NOTE 8—EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic benefit cost (including amounts capitalized to our balance sheets) for our benefit plans:

	Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(Millions)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$3.0	$2.4	$6.4	$5.6	$2.1	$1.7	$4.3	$3.5
Interest cost	8.3	8.9	17.0	18.1	3.8	3.7	7.5	7.6
Expected return on plan assets	(13.8)	(11.9)	(27.7)	(23.4)	(3.7)	(3.5)	(7.3)	(7.1)
Amortization of transition obligation	—	—	—	—	—	—	0.1	0.1
Amortization of prior service cost (credit)	1.2	1.2	2.3	2.4	(0.7)	(0.8)	(1.5)	(1.7)
Amortization of net actuarial loss	3.8	2.1	7.4	4.3	1.5	0.6	2.8	1.5
Net periodic benefit cost	$2.5	$2.7	$5.4	$7.0	$3.0	$1.7	$5.9	$3.9

Transition obligations, prior service costs (credits), and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost are recorded as net regulatory assets.

We make contributions to our plans in accordance with legal and tax requirements. These contributions do not necessarily occur evenly throughout the year. During the six months ended June 30, 2012, we contributed $109.2 million to our pension plans, and contributions to our other postretirement benefit plans were not significant. We expect to contribute an additional $1.2 million to our pension plans and $12.3 million to our other postretirement benefit plans during the remainder of 2012, dependent upon various factors affecting us, including our liquidity position and tax law changes.

During 2012, $35.3 million of the pension obligation related to the unfunded nonqualified retirement plan was transferred to related parties. Therefore, our balance sheet at June 30, 2012 only reflects the pension liability associated with our past and current employees.

NOTE 9—STOCK-BASED COMPENSATION

Our employees may be granted awards under Integrys Energy Group’s stock-based compensation plans. Compensation cost associated with these awards is allocated to us based on the percentages used for allocation of the award recipients’ labor costs.

The following table reflects the stock-based compensation expense and the related deferred tax benefit recognized in income for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2012	2011	2012	2011
Performance stock rights	$1.2	$0.7	$1.7	$0.4
Restricted shares and restricted share units	1.2	1.1	1.9	1.9
Total stock-based compensation expense	$2.4	$1.8	$3.6	$2.3
Deferred income tax benefit	$1.0	$0.7	$1.4	$0.9

Compensation cost recognized for stock options was not significant during the three and six months ended June 30, 2012, and 2011.

The total compensation cost capitalized for all awards during the three and six months ended June 30, 2012, and 2011, was not significant.

Stock Options

The fair value of stock option awards granted was estimated using a binomial lattice model. The expected term of option awards is calculated based on historical exercise behavior and represents the period of time that options are expected to be outstanding. The risk-free interest rate is based on the United States Treasury yield curve. The expected dividend yield incorporates the current and historical dividend rate of Integrys Energy Group. The expected stock price volatility was estimated using its 10-year historical volatility. The following table shows the weighted-average fair value per stock option granted during the six months ended June 30, 2012, along with the assumptions incorporated into the valuation model:

February 2012 Grant
Weighted-average fair value per option	$6.30
Expected term	5 years
Risk-free interest rate	0.17% - 2.18%
Expected dividend yield	5.28%
Expected volatility	25%

A summary of stock option activity for the six months ended June 30, 2012, and information related to outstanding and exercisable stock options at June 30, 2012, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2011	134,976	$48.41
Granted	12,435	53.24
Exercised	(26,509)	45.69
Transfers	(45,720)	49.06
Outstanding at June 30, 2012	75,182	49.77	5.7	$0.5
Exercisable at June 30, 2012	44,970	$50.64	3.7	$0.3

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at June 30, 2012. This is calculated as the difference between our closing stock price on June 30, 2012, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the six months ended June 30, 2012, and 2011, was not significant.

Cash received from option exercises during the six months ended June 30, 2012, and 2011, was $1.2 million and $1.0 million, respectively. The actual tax benefit realized for the tax deductions from these option exercises during the six months ended June 30, 2012, and 2011, was not significant.

As of June 30, 2012, future compensation cost expected to be recognized for unvested and outstanding stock options was not significant.

Performance Stock Rights

The fair values of performance stock rights were estimated using a Monte Carlo valuation model. The risk-free interest rate is based on the United States Treasury yield curve. The expected dividend yield incorporates the current and historical dividend rate of Integrys Energy Group. The expected volatility was estimated using one to three years of historical data. The table below reflects the assumptions used in the valuation of the outstanding grants at June 30:

2012
Risk-free interest rate	0.32% - 1.27%
Expected dividend yield	5.28% - 5.34%
Expected volatility	21% - 36%

A summary of the activity for the six months ended June 30, 2012, related to performance stock rights accounted for as equity awards is presented below:

	Performance Stock Rights	Weighted-Average Fair Value*
Outstanding at December 31, 2011	4,629	$46.16
Granted	840	52.70
Distributed	(2,347)	42.86
Adjustment for final payout	(825)	42.86
Transfers	42	50.21
Outstanding at June 30, 2012	2,339	$53.03

*     Reflects the weighted-average fair value used to measure equity awards. Equity awards are measured using the grant date fair value or the fair value on the modification date for awards that have not been elected for deferral into the deferred compensation plan six months prior to the completion of the performance period.

The weighted-average grant date fair value of performance stock rights awarded during the six months ended June 30, 2012, and 2011, was $52.70 and $49.21, per performance stock right, respectively.

A summary of the activity for the six months ended June 30, 2012, related to performance stock rights accounted for as liability awards is presented below:

Performance Stock Rights
Outstanding at December 31, 2011	5,815
Granted	3,354
Transfers	174
Outstanding at June 30, 2012	9,343

The weighted-average fair value of all outstanding performance stock rights accounted for as liability awards as of June 30, 2012, was $62.10 per performance stock right.

As of June 30, 2012, future compensation cost expected to be recognized for unvested and outstanding performance stock rights (equity and liability awards) was not significant.

The total intrinsic value of performance stock rights distributed during the six months ended June 30, 2012, and 2011, was not significant.

Restricted Shares and Restricted Share Units

During the second quarter of 2011, the last of the outstanding restricted shares vested. Only restricted share units remain outstanding at June 30, 2012.

A summary of the activity related to all restricted share unit awards (equity and liability awards) for the six months ended June 30, 2012, is presented below:

	Restricted Share Unit Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2011	67,227	$45.18
Granted	23,880	53.24
Dividend equivalents	1,623	48.17
Vested and released	(27,247)	45.12
Transfers	(113)	45.20
Outstanding at June 30, 2012	65,370	$48.29

As of June 30, 2012, $1.7 million of compensation cost related to these awards was expected to be recognized over a weighted-average period of 2.3 years.

The total intrinsic value of restricted share and restricted share unit awards vested and released during the six months ended June 30, 2012, and 2011, was $1.5 million and $1.0 million, respectively. The actual tax benefit realized for the tax deductions from the vesting and releasing of restricted shares and restricted share units during the six months ended June 30, 2012, and 2011, was not significant.

The weighted-average grant date fair value of restricted share units awarded during the six months ended June 30, 2012, and 2011, was $53.24 and $49.40 per share, respectively.

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

As of June 30, 2012, total restricted net assets were approximately $1,105.0 million. Our equity in undistributed earnings of 50% or less owned investees accounted for by the equity method was $27.1 million at June 30, 2012.

Except for the restrictions described above and subject to applicable law, we do not have any other significant dividend restrictions.

Integrys Energy Group may provide equity contributions to us or request a return of capital from us in order to maintain utility common equity levels consistent with those allowed by the PSCW. Wisconsin law prohibits us from making loans to or guaranteeing obligations of Integrys Energy Group or its other subsidiaries. During the six months ended June 30, 2012, we received $40.0 million of equity contributions from Integrys Energy Group and paid common stock dividends of $52.8 million to Integrys Energy Group. During the six months ended June 30, 2012, we did not return any capital to Integrys Energy Group.

NOTE 11—VARIABLE INTEREST ENTITIES

We have a variable interest in an entity through a power purchase agreement relating to the cost of fuel. This agreement contains a tolling arrangement in which we supply the scheduled fuel and purchase capacity and energy from the facility. This contract expires in 2016. As of June 30, 2012, and December 31, 2011, we had approximately 500 megawatts of capacity available under this agreement.

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

At June 30, 2012, and December 31, 2011, the assets and liabilities on the balance sheets that related to our involvement with this variable interest entity pertained to working capital accounts and represented the amounts we owed for current deliveries of power. We have not guaranteed any debt or provided any equity support, liquidity arrangements, performance guarantees, or other commitments associated with this contract. There is not a significant potential exposure to loss as a result of our involvement with the variable interest entity.

NOTE 12—FAIR VALUE

Fair Value Measurements

The following tables show assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2012
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets
Natural gas contracts	$0.7	$—	$—	$0.7
Financial transmission rights (FTRs)	—	—	2.7	2.7
Total	$0.7	$—	$2.7	$3.4

Risk management liabilities
Natural gas contracts	$0.7	$—	$—	$0.7
FTRs	—	—	0.2	0.2
Petroleum products contracts	0.1	—	—	0.1
Coal contract	—	—	9.8	9.8
Total	$0.8	$—	$10.0	$10.8

	December 31, 2011
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets
Natural gas contracts	$0.1	$—	$—	$0.1
FTRs	—	—	1.3	1.3
Petroleum products contracts	0.1	—	—	0.1
Total	$0.2	$—	$1.3	$1.5

Risk management liabilities
Natural gas contracts	$2.5	$—	$—	$2.5
FTRs	—	—	0.1	0.1
Coal contract	—	—	6.9	6.9
Total	$2.5	$—	$7.0	$9.5

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

The risk management assets and liabilities listed in the tables above include NYMEX futures and options, as well as financial contracts used to manage transmission congestion costs in the MISO market. NYMEX contracts are valued using the NYMEX end-of-day settlement price, which is a Level 1 input. The valuation for FTRs is derived from historical data from MISO, which is considered a Level 3 input. The valuation for the physical coal contract is categorized in Level 3, as significant assumptions were made to extrapolate prices from the last quoted period through the end of the transaction term. For more information on our derivative instruments, see Note 3, “Risk Management Activities.”  There were no transfers between the levels of the fair value hierarchy during the three and six months ended June 30, 2012, and 2011.

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

The significant unobservable inputs used in the valuation that resulted in categorization within Level 3 were as follows at June 30, 2012. The amounts and percentages listed in the table below represent the range of unobservable inputs that individually had a significant impact on the fair value determination and caused a derivative to be classified as Level 3.

	Fair Value (Millions)
	Assets	Liabilities	Valuation Technique	Unobservable Input	Average or Range
FTRs	$2.7	$0.2	Market-based	Forward market prices ($/megawatt-month) (1)	103.79
Coal contract	—	$9.8	Market-based	Forward market prices ($/ton) (2)	15.70 - 16.75

(1)   Represents forward market prices developed using historical cleared pricing data from MISO used in the valuation of FTRs.

(2)   Represents third-party forward market pricing used in the valuation of our coal contract.

Significant changes in historical settlement prices and forward coal prices would result in a directionally similar significant change in fair value.

The following table sets forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(Millions)	FTRs	Coal Contract	Total	FTRs	Coal Contract	Total
Balance at the beginning of period	$0.4	$(13.4)	$(13.0)	$1.2	$(6.9)	$(5.7)
Net realized gains included in earnings	1.9	—	1.9	2.0	—	2.0
Net unrealized (losses) gains recorded as regulatory assets or liabilities	(0.1)	5.2	5.1	(0.3)	(0.6)	(0.9)
Purchases	2.8	—	2.8	2.8	—	2.8
Sales	—	—	—	(0.1)	—	(0.1)
Settlements	(2.5)	(1.6)	(4.1)	(3.1)	(2.3)	(5.4)
Balance at the end of period	$2.5	$(9.8)	$(7.3)	$2.5	$(9.8)	$(7.3)

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
(Millions)	FTRs	Coal Contract	Total	FTRs	Coal Contract	Total
Balance at the beginning of period	$0.7	$(4.9)	$(4.2)	$2.0	$2.5	$4.5
Net realized losses included in earnings	(1.1)	—	(1.1)	(1.3)	—	(1.3)
Net unrealized gains (losses) recorded as regulatory assets or liabilities	0.4	1.1	1.5	(0.6)	(5.9)	(6.5)
Purchases	2.8	—	2.8	2.8	—	2.8
Sales	—	—	—	(0.1)	—	(0.1)
Settlements	0.6	(0.5)	0.1	0.6	(0.9)	(0.3)
Balance at the end of period	$3.4	$(4.3)	$(0.9)	$3.4	$(4.3)	$(0.9)

Unrealized gains and losses on FTRs and the coal contract are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on FTRs, as well as the related transmission congestion costs, are recorded in cost of fuel, natural gas, and purchased power on the statements of income.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value.

	June 30, 2012		December 31, 2011
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$721.4	$812.2	$721.3	$816.7
Long-term debt to parent	7.5	8.6	7.9	9.2
Preferred stock	51.2	53.1	51.2	51.9

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

NOTE 13—MISCELLANEOUS INCOME

Total miscellaneous income was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2012	2011	2012	2011
Earnings in equity-method investments	$2.9	$2.8	$5.6	$5.4
Key executive life insurance	0.9	0.9	1.0	1.0
Other	0.7	0.6	1.0	0.8
Total miscellaneous income	$4.5	$4.3	$7.6	$7.2

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

2012 Rates

On December 9, 2011, the PSCW issued a final written order, effective January 1, 2012. It authorized an electric rate increase of $8.1 million and required a natural gas rate decrease of $7.2 million. The electric rate increase was driven by projected increases in fuel and purchased power costs. However, to the extent that actual fuel and purchased power costs exceed a 2% price variance from costs included in rates, they will be deferred for recovery or refund in a future rate proceeding. The rate order allows for the netting of the 2010 electric decoupling under-collection with the 2011 electric decoupling over-collection, and reflects reduced contributions to the Focus on Energy program. The rate order also allows for the deferral of direct Cross State Air Pollution Rule (CSAPR) compliance costs, including carrying costs. As of June 30, 2012, we deferred $3.0 million of costs related to CSAPR.

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

NOTE 15—SEGMENTS OF BUSINESS

At June 30, 2012, we reported three segments. We manage our reportable segments separately due to their different operating and regulatory environments. Our principal business segments are the regulated electric utility operations and the regulated natural gas utility operations. The other segment includes nonutility activities, as well as equity earnings from our investments in WRPC and WPS Investments, LLC, which holds an interest in ATC.

The table below presents information related to our reportable segments:

	Regulated Utilities
(Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated

Three Months Ended June 30, 2012
External revenues	$292.5	$45.0	$337.5	$—	$—	$337.5
Intersegment revenues	—	1.8	1.8	0.3	(2.1)	—
Depreciation and amortization expense	20.2	3.8	24.0	0.2	(0.2)	24.0
Miscellaneous income	0.5	—	0.5	4.0	—	4.5
Interest expense	8.1	1.9	10.0	0.6	—	10.6
Provision for income taxes	12.1	—	12.1	0.2	—	12.3
Preferred stock dividend requirements	(0.6)	(0.2)	(0.8)	—	—	(0.8)
Net income (loss) attributed to common shareholder	19.7	(0.7)	19.0	3.6	—	22.6

Three Months Ended June 30, 2011
External revenues	$289.8	$61.2	$351.0	$0.3	$(0.3)	$351.0
Intersegment revenues	—	2.8	2.8	—	(2.8)	—
Depreciation and amortization expense	19.9	3.8	23.7	0.2	(0.2)	23.7
Miscellaneous income	0.2	—	0.2	4.1	—	4.3
Interest expense	10.9	2.5	13.4	0.6	—	14.0
Provision for income taxes	10.1	—	10.1	2.0	—	12.1
Preferred stock dividend requirements	(0.7)	(0.1)	(0.8)	—	—	(0.8)
Net income (loss) attributed to common shareholder	17.2	(1.0)	16.2	1.4	—	17.6

	Regulated Utilities
(Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated

Six Months Ended June 30, 2012
External revenues	$579.5	$162.2	$741.7	$—	$—	$741.7
Intersegment revenues	—	3.1	3.1	0.7	(3.8)	—
Depreciation and amortization expense	40.2	7.6	47.8	0.4	(0.3)	47.9
Miscellaneous income	0.6	—	0.6	7.0	—	7.6
Interest expense	16.4	3.9	20.3	1.1	—	21.4
Provision for income taxes	21.5	10.7	32.2	1.5	—	33.7
Preferred stock dividend requirements	(1.3)	(0.3)	(1.6)	—	—	(1.6)
Net income attributed to common shareholder	42.6	17.3	59.9	4.8	—	64.7

Six Months Ended June 30, 2011
External revenues	$583.2	$209.6	$792.8	$0.7	$(0.7)	$792.8
Intersegment revenues	—	4.7	4.7	—	(4.7)	—
Depreciation and amortization expense	40.2	7.5	47.7	0.3	(0.3)	47.7
Miscellaneous income (expense)	0.3	(0.1)	0.2	7.0	—	7.2
Interest expense	22.0	5.1	27.1	1.2	—	28.3
Provision for income taxes	20.2	12.2	32.4	2.8	—	35.2
Preferred stock dividend requirements	(1.3)	(0.3)	(1.6)	—	—	(1.6)
Net income attributed to common shareholder	39.5	18.5	58.0	3.1	—	61.1

NOTE 16—NEW ACCOUNTING PRONOUNCEMENTS

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

ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” was issued in July 2012. The amendments give companies an option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company concludes that this is the case, the fair value of the indefinite-lived intangible asset must be determined, and a quantitative impairment test is required. Otherwise, a company can bypass the quantitative impairment test. This guidance is effective for our reporting period ending March 31, 2013, and is not expected to have a significant impact on our financial statements.

NOTE 17—RELATED PARTY TRANSACTIONS

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

The table below includes information related to transactions entered into with related parties as of:

(Millions)	June 30, 2012	December 31, 2011
Notes payable (1)
Integrys Energy Group	$7.5	$7.9

Benefit costs (2)
Receivables from related parties	—	13.0

Liability related to income tax allocation
Integrys Energy Group	7.7	8.0

(1)          WPS Leasing, our consolidated subsidiary, has a note payable to our parent company, Integrys Energy Group.

(2)          The December 31, 2011 balance reflected the unrecognized pension costs that were allocated to Integrys Energy Group’s subsidiaries for the non-qualified retirement plan. At June 30, 2012, only the unrecognized pension costs associated with our past and current employees were reflected on our balance sheet.

In addition to the above transactions, $22.6 million was repaid to related parties during 2012 for amounts previously paid to us for the unfunded nonqualified retirement plan.

The following table shows activity associated with related party transactions:

	Three Months		Six Months
	Ended June 30		Ended June 30
(Millions)	2012	2011	2012	2011
Electric transactions
Sales to UPPCO	$5.6	$5.6	$11.0	$11.0

Natural gas transactions
Sales to Integrys Energy Services	0.1	0.1	0.4	0.2
Purchases from Integrys Energy Services	0.2	0.2	0.4	0.4

Interest expense (1)
Integrys Energy Group	0.2	0.2	0.3	0.3

Transactions with equity method investees
Charges from ATC for network transmission services	23.5	24.2	47.1	48.3
Charges to ATC for services and construction	2.4	3.5	5.1	6.7
Net proceeds from WRPC sales of energy to MISO	1.0	1.4	1.8	2.7
Purchases of energy from WRPC	1.4	1.4	2.5	2.6
Revenues from services provided to WRPC	0.2	0.2	0.4	0.4
Income from WPS Investments, LLC (2)	2.6	2.5	5.1	4.8

(1)          WPS Leasing, our consolidated subsidiary, has a note payable to our parent company, Integrys Energy Group.

(2)          WPS Investments, LLC is a consolidated subsidiary of Integrys Energy Group that is jointly owned by Integrys Energy Group, UPPCO, and us. At June 30, 2012, we had a 12.03% interest in WPS Investments accounted for under the equity method. Our ownership percentage has continued to decrease as additional equity contributions are made by Integrys Energy Group to WPS Investments.

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

RESULTS OF OPERATIONS

Earnings Summary

	Three Months Ended		Change in	Six Months Ended		Change in
	June 30		2012 Over	June 30		2012 Over
(Millions)	2012	2011	2011	2012	2011	2011
Electric utility operations	$19.7	$17.2	14.5%	$42.6	$39.5	7.8%
Natural gas utility operations	(0.7)	(1.0)	(30.0)%	17.3	18.5	(6.5)%
Other operations	3.6	1.4	157.1%	4.8	3.1	54.8%

Net income attributed to common shareholder	$22.6	$17.6	28.4%	$64.7	$61.1	5.9%

Second Quarter 2012 Compared with Second Quarter 2011

We recognized earnings of $22.6 million for the second quarter of 2012, compared with $17.6 million for the same quarter in 2011. This $5.0 million increase was driven by:

•        A $2.0 million after-tax decrease in interest expense, driven by the repayment of long-term debt in 2011.

•        The $1.6 million positive quarter-over-quarter impact of tax adjustments recorded in 2011 in connection with federal health care reform.

•        A $1.5 million after-tax decrease in electric utility maintenance expense, due to the timing of scheduled plant outages.

Six Months 2012 Compared with Six Months 2011

We recognized earnings of $64.7 million for the six months ended June 30, 2012, compared with $61.1 million for the same period in 2011. This $3.6 million increase was driven by:

•        A $4.1 million after-tax decrease in interest expense, driven by the repayment of long-term debt in 2011.

•        The $1.6 million positive period-over-period impact of tax adjustments recorded in 2011 in connection with federal health care reform.

•        A $1.1 million after-tax decrease in electric utility maintenance expense, due to the timing of scheduled plant outages.

These increases were partially offset by:

•        A $2.2 million after-tax decrease in natural gas utility margins due to lower sales volumes driven by warmer weather, offset by decoupling.

•        The $1.3 million after-tax negative impact of the 2012 rate case re-opener at the electric utility, excluding the impact of the Focus on Energy program, which is offset in operating expenses.

Regulated Electric Utility Segment Operations

	Three Months Ended		Change in	Six Months Ended		Change in
	June 30		2012 Over	June 30		2012 Over
(Millions, except degree days)	2012	2011	2011	2012	2011	2011

Revenues	$292.5	$289.8	0.9%	$579.5	$583.2	(0.6)%
Fuel and purchased power costs	132.2	124.3	6.4%	255.8	250.9	2.0%
Margins	160.3	165.5	(3.1)%	323.7	332.3	(2.6)%

Operating and maintenance expense	89.9	96.3	(6.6)%	180.7	187.8	(3.8)%
Depreciation and amortization expense	20.2	19.9	1.5%	40.2	40.2	—%
Taxes other than income taxes	10.2	10.6	(3.8)%	21.6	21.6	—%

Operating income	40.0	38.7	3.4%	81.2	82.7	(1.8)%

Miscellaneous income	0.5	0.2	150.0%	0.6	0.3	100.0%
Interest expense	(8.1)	(10.9)	(25.7)%	(16.4)	(22.0)	(25.5)%
Other expense	(7.6)	(10.7)	(29.0)%	(15.8)	(21.7)	(27.2)%

Income before taxes	$32.4	$28.0	15.7%	$65.4	$61.0	7.2%

Sales in kilowatt-hours
Residential	629.5	626.1	0.5%	1,333.6	1,365.7	(2.4)%
Commercial and industrial	2,003.9	1,962.7	2.1%	3,960.3	3,887.3	1.9%
Wholesale	1,226.3	1,122.7	9.2%	2,249.7	2,168.0	3.8%
Other	6.5	6.7	(3.0)%	16.0	16.2	(1.2)%
Total sales in kilowatt-hours	3,866.2	3,718.2	4.0%	7,559.6	7,437.2	1.6%

Weather
Heating degree days	748	1,084	(31.0)%	3,612	4,976	(27.4)%
Cooling degree days	264	102	158.8%	275	102	169.6%

Second Quarter 2012 Compared with Second Quarter 2011

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

Electric utility segment margins decreased $5.2 million, driven by:

•      An approximate $5 million decrease in margins due to impacts from our 2012 rate case re-opener. The PSCW approved a rate increase effective January 1, 2012. The rate increase was driven by anticipated increases in fuel and purchased power costs that did not materialize. Under the fuel rules, we deferred a portion of the difference between the costs included in rates and the actual fuel costs. This portion will be refunded to customers. Excluding the impact from fuel and purchased power costs, the 2012 rate case re-opener resulted in a rate decrease. The rate decrease was primarily driven by reduced contributions to the Focus on Energy Program, which promotes residential and small business energy efficiency and renewable energy products. The margin impact from the reduction in contributions to the Focus on Energy Program was offset by lower operating expenses due to reduced payments to the program in 2012.

•      An approximate $1 million decrease in wholesale margins, driven by a decrease in sales volumes. The decrease was primarily due to a reduction in sales to one large customer.

•      These decreases were partially offset by an approximate $1 million net increase in margins from residential and commercial and industrial customers due to variances related to sales volumes. The margin impact from the increase in sales volumes was partially offset by the impact from the decoupling mechanism. Although decoupling was implemented to minimize the impact of changes in sales volumes, it does not cover all customers or jurisdictions.

•      Margins increased approximately $3 million due to a 1.7% increase in sales volumes to residential and commercial and industrial customers, driven by warmer weather during the cooling season.

•      Partially offsetting this increase was an approximate $2 million decrease in margins from our decoupling mechanism.

Operating Income

Operating income at the electric utility segment increased $1.3 million. The increase was due to a $6.5 million decrease in operating expenses, partially offset by the $5.2 million decrease in margins discussed above. The decrease in operating expenses was driven by:

•      A $2.9 million decrease in customer assistance expense, driven by reduced payments to the Focus on Energy Program. These payments are recovered in rates.

•      A $2.5 million decrease in maintenance expense, primarily due to the timing of planned plant outages.

•      A $1.0 million decrease in customer accounts expense, driven by a decrease in maintenance costs related to our customer billing system.

•      These decreases were partially offset by a $1.4 million increase in employee benefit expenses.

Other Expense

Other expense decreased $3.1 million, driven by a decrease in interest expense, primarily due to the maturity and repayment of $150.0 million of long-term debt in August 2011.

Six Months 2012 Compared with Six Months 2011

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

Electric utility segment margins decreased $8.6 million, driven by:

•      An approximate $8 million decrease in margins due to impacts from our 2012 rate case re-opener. The PSCW approved a rate increase effective January 1, 2012. The rate increase was driven by anticipated increases in fuel and purchased power costs that did not materialize. Under the fuel rules, we deferred a portion of the difference between the costs included in rates and the actual fuel costs. This portion will be refunded to customers. Excluding the impact from fuel and purchased power costs, the 2012 rate case re-opener resulted in a rate decrease. The rate decrease was primarily driven by reduced contributions to the Focus on Energy Program, which promotes residential and small business energy efficiency and renewable energy products. The margin impact from the reduction in contributions to the Focus on Energy Program was offset by lower operating expenses due to reduced payments to the program in 2012.

•      An approximate $2 million decrease in wholesale margins, driven by a decrease in sales volumes. The decrease was primarily due to a reduction in sales to one large customer.

•      These decreases were partially offset by an approximate $2 million net increase in margins from residential and commercial and industrial customers due to variances related to sales volumes. The net decrease in margins that resulted from the period-over-period change in sales volumes was more than offset by the impact from the decoupling mechanism. Although decoupling was implemented to minimize the impact of changes in sales volumes, it does not cover all customers or jurisdictions.

•      A 2.4% decrease in sales volumes to residential customers, driven by warmer weather during the heating season, resulted in an approximate $3 million decrease in margins.

•      A 1.9% increase in sales volumes to commercial and industrial customers drove an approximate $2 million increase in margins.

•      Margins increased approximately $3 million due to our decoupling mechanism.

Operating Income

Operating income at the electric utility segment decreased $1.5 million. The decrease was due to the $8.6 million decrease in margins discussed above, partially offset by a $7.1 million decrease in operating expenses. The decrease in operating expenses was driven by:

•      A $5.7 million decrease in customer assistance expense, driven by reduced payments to the Focus on Energy Program. These payments are recovered in rates.

•      A $1.8 million decrease in maintenance expense, primarily due to the timing of planned plant outages.

•      A $0.8 million decrease in electric transmission expense.

•      These decreases were partially offset by a $2.9 million increase in employee benefit expenses.

Other Expense

Other expense decreased $5.9 million, driven by a decrease in interest expense, primarily due to the maturity and repayment of $150.0 million of long-term debt in August 2011.

Regulated Natural Gas Utility Segment Operations

	Three Months Ended		Change in	Six Months Ended		Change in
	June 30		2012 Over	June 30		2012 Over
(Millions, except heating degree days)	2012	2011	2011	2012	2011	2011

Revenues	$46.8	$64.0	(26.9)%	$165.3	$214.3	(22.9)%
Natural gas purchased for resale	24.0	38.8	(38.1)%	90.2	131.9	(31.6)%
Margins	22.8	25.2	(9.5)%	75.1	82.4	(8.9)%

Operating and maintenance expense	16.3	18.6	(12.4)%	32.6	36.1	(9.7)%
Depreciation and amortization expense	3.8	3.8	—%	7.6	7.5	1.3%
Taxes other than income taxes	1.3	1.2	8.3%	2.7	2.6	3.8%

Operating income	1.4	1.6	(12.5)%	32.2	36.2	(11.0)%

Miscellaneous income (expense)	—	—	—%	—	(0.1)	(100.0)%
Interest expense	(1.9)	(2.5)	(24.0)%	(3.9)	(5.1)	(23.5)%
Other expense	(1.9)	(2.5)	(24.0)%	(3.9)	(5.2)	(25.0)%

Income (loss) before taxes	$(0.5)	$(0.9)	(44.4)%	$28.3	$31.0	(8.7)%

Retail throughput in therms
Residential	27.9	37.0	(24.6)%	119.2	153.7	(22.4)%
Commercial and industrial	17.4	20.7	(15.9)%	68.2	86.4	(21.1)%
Other	11.1	7.6	46.1%	17.6	13.7	28.5%
Total retail throughput in therms	56.4	65.3	(13.6)%	205.0	253.8	(19.2)%

Transport throughput in therms
Commercial and industrial	74.8	76.8	(2.6)%	175.4	184.5	(4.9)%

Total throughput in therms	131.2	142.1	(7.7)%	380.4	438.3	(13.2)%

Weather
Heating degree days	748	1,084	(31.0)%	3,612	4,976	(27.4)%

Second Quarter 2012 Compared with Second Quarter 2011

Margins

Natural gas utility margins are defined as natural gas utility operating revenues less the cost of natural gas purchased for resale. Management believes that natural gas utility margins provide a more meaningful basis for evaluating natural gas utility operations than natural gas utility revenues since we pass through prudently incurred natural gas commodity costs to our customers in current rates. There was an approximate 28% decrease in the average per-unit cost of natural gas sold during the second quarter of 2012, which had no impact on margins.

Natural gas utility segment margins decreased $2.4 million, driven by:

•      An approximate $1 million decrease in margins related to a reduction in rates in our rate order, effective January 1, 2012. The rate decrease was driven by reduced contributions to the Focus on Energy Program, which promotes residential and small business energy efficiency and renewable energy products. The margin impact from the reduction in contributions is offset by lower operating and maintenance expenses. See Note 14, “Regulatory Environment,” for more information on this rate order.

•      An approximate $1 million net decrease in margins including the impact of decoupling due to a 7.7% decrease in volumes sold.

•      Warmer weather during the second quarter of 2012 drove an approximate $2 million decrease in margins. Heating degree days decreased 31.0%.

•      Lower sales volumes excluding the impact of weather resulted in an approximate $1 million decrease in margins. Sales volumes were lower due to lower use per residential customer.

•      The margin decrease due to lower volumes sold was partially offset by an approximate $2 million increase in decoupling recovery. During the second quarter of 2012, decoupling lessened the negative impact from certain of the decreased sales volumes through higher future recoveries from customers. This was limited by an $8 million decoupling cap that was reached during the second quarter of 2012. In addition, although decoupling was implemented to minimize the impact of changes in sales volumes, it does not cover all jurisdictions or customers.

Operating Income

Operating income at the natural gas utility segment decreased $0.2 million. This decrease was primarily driven by the $2.4 million decrease in margins discussed above, partially offset by a $2.3 million decrease in operating and maintenance expenses. The decrease in operating and maintenance expenses primarily related to a decrease in customer assistance expense, driven by reduced payments to the Focus on Energy Program. Costs for the program are recovered in rates.

Six Months 2012 Compared with Six Months 2011

Margins

Natural gas utility margins are defined as natural gas utility operating revenues less the cost of natural gas purchased for resale. Management believes that natural gas utility margins provide a more meaningful basis for evaluating natural gas utility operations than natural gas utility revenues since we pass through prudently incurred natural gas commodity costs to our customers in current rates. There was an approximate 15% decrease in the average per-unit cost of natural gas sold during 2012, which had no impact on margins.

Natural gas utility segment margins decreased $7.3 million, driven by:

•      An approximate $4 million decrease in margins related to a reduction in rates in our rate order, effective January 1, 2012. The rate decrease was driven by reduced contributions to the Focus on Energy Program, which promotes residential and small business energy efficiency and renewable energy products. The margin impact from the reduction in contributions is offset by lower operating and maintenance expenses. See Note 14, “Regulatory Environment,” for more information on this rate order.

•      An approximate $4 million net decrease in margin including the impact of decoupling due to a 13.2% decrease in volumes sold.

•      Substantially warmer weather during 2012 drove an approximate $14 million decrease in margins. Heating degree days decreased 27.4%.

•      Lower sales volumes excluding the impact of weather resulted in an approximate $1 million decrease in margins. Sales volumes were lower due to lower use per commercial and industrial customer.

•      The margin decrease due to lower volumes sold was partially offset by an approximate $11 million increase in decoupling recovery. During 2012, decoupling lessened the negative impact from certain of the decreased sales volumes through higher future recoveries from customers. This was limited by an $8 million decoupling cap that was reached during the second quarter of 2012. During 2011, decoupling lessened the positive impact from some of the increased sales volumes through higher future refunds to customers. In addition, although decoupling was implemented to minimize the impact of changes in sales volumes, it does not cover all jurisdictions or customers.

Operating Income

Operating income at the natural gas utility segment decreased $4.0 million. This decrease was primarily driven by the $7.3 million decrease in margins discussed above, partially offset by a $3.5 million decrease in operating and maintenance expenses. The decrease in operating and maintenance expenses primarily related to a decrease in customer assistance expense, driven by reduced payments to the Focus on Energy Program. Costs for the program are recovered in rates.

Other Expense

Other expense decreased $1.3 million, driven by a decrease in interest expense, primarily due to the maturity and repayment of $150.0 million of long-term debt in August 2011.

Other Segment Operations

	Three Months Ended		Change in	Six Months Ended		Change in
	June 30		2012 Over	June 30		2012 Over
(Millions)	2012	2011	2011	2012	2011	2011

Operating income (loss)	$0.4	$(0.1)	N/A	$0.4	$0.1	300.0%
Other income	3.4	3.5	(2.9)%	5.9	5.8	1.7%

Income before taxes	$3.8	$3.4	11.8%	$6.3	$5.9	6.8%

There was no material change in income before taxes for other segment operations for all periods presented.

Provision for Income Taxes

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Effective Tax Rate	34.5%	39.7%	33.7%	36.0%

Second Quarter 2012 Compared with Second Quarter 2011

Our effective tax rate decreased in the second quarter of 2012. This decrease primarily related to an increase in our state income tax obligations in 2011, driven by a tax law change in Wisconsin. We recorded $1.6 million of income tax expense in 2011 when we increased our deferred income tax liabilities related to this tax law change.

Six Months 2012 Compared with Six Months 2011

Our effective tax rate decreased in 2012. The decrease primarily related to the $1.6 million impact of the 2011 tax law change in Wisconsin discussed above.

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

Operating Cash Flows

During the six months ended June 30, 2012, net cash provided by operating activities was $107.0 million, compared with $107.1 million for the same period in 2011. The $0.1 million decrease in net cash provided by operating activities was driven by:

•      A $48.3 million increase in contributions to pension and other postretirement benefit plans.

•      A $22.6 million repayment of related party payables in 2012. Amounts previously paid to us for the unfunded nonqualified retirement plan were returned to related parties.

•      A decrease in net income, adjusted for non-cash items.

•      Partially offsetting these cash outflows was $94.8 million of net cash provided by working capital during the six months ended June 30, 2012, compared with $11.6 million of net cash used for working capital during the same period in 2011. The period-over-period change was driven by:

•      A $34.7 million decrease in prepaid taxes during 2012, compared with a $26.8 million increase in prepaid taxes during 2011. The change was driven by higher tax refunds accrued in 2011, compared with 2012, primarily due to 100% bonus depreciation and increased tax deductions for pension funding in 2011. In addition, we received federal and state income tax refunds in the first six months of 2012.

•      A $34.5 million decrease in inventories during 2012, compared with a $1.4 million increase during 2011. The change is mainly due to decreased coal freight costs and declining natural gas prices in 2012.

Investing Cash Flows

Net cash used for investing activities was $70.3 million during the six months ended June 30, 2012, compared with $39.9 million for the same period in 2011. The $30.4 million increase in net cash used for investing activities was driven by an increase in cash used to fund capital expenditures (discussed below).

Capital Expenditures

Capital expenditures by business segment for the six months ended June 30 were as follows:

Reportable Segment (millions)	2012	2011	Change
Electric utility	$61.5	$31.9	$29.6
Natural gas utility	12.4	10.2	2.2
Other	—	0.3	(0.3)
WPS consolidated	$73.9	$42.4	$31.5

The increase in capital expenditures at the electric utility segment for the six months ended June 30, 2012, compared with the same period in 2011, was primarily due to various projects at the Columbia plant in 2012, partially offset by the purchase of a previous joint owner’s interest in a combustion turbine in 2011.

Financing Cash Flows

Net cash used for financing activities was $37.5 million during the six months ended June 30, 2012, compared with $132.2 million for the same period in 2011. The $94.7 million decrease in net cash used for financing activities was driven by the following:

•      Return of capital payments to Integrys Energy Group of $75.0 million in 2011.

•      Equity contributions from Integrys Energy Group of $40.0 million in 2012.

Partially offsetting these increases in cash was $23.3 million of net repayments of commercial paper in 2012, compared with $5.1 million of net commercial paper borrowings in 2011.

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

On January 24, 2012, Standard & Poor’s confirmed our “stable” outlook.

Future Capital Requirements and Resources

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2012, including those of our subsidiary.

		Payments Due By Period
(Millions)	Total Amounts Committed	2012	2013 to 2014	2015 to 2016	2017 and Thereafter

Long-term debt principal and interest payments (1)	$1,018.4	$169.0	$202.6	$166.4	$480.4
Operating lease obligations	19.0	0.6	2.6	1.3	14.5
Commodity purchase obligations (2)	1,650.6	190.7	475.7	226.3	757.9
Purchase orders (3)	269.0	267.7	1.3	—	—
Pension and other postretirement funding obligations (4)	192.8	13.5	124.8	42.7	11.8
Total contractual cash obligations	$3,149.8	$641.5	$807.0	$436.7	$1,264.6

(1)          Represents bonds and notes issued. We record all principal obligations on the balance sheet.

(2)          The costs of commodity purchase obligations are expected to be recovered in future customer rates.

(3)          Includes obligations related to normal business operations and large construction obligations.

(4)          Obligations for pension and other postretirement benefit plans, other than the Integrys Energy Group Retirement Plan, cannot reasonably be estimated beyond 2017.

The table above does not reflect payments related to the manufactured gas plant remediation liability of $70.8 million at June 30, 2012, as the amount and timing of payments are uncertain. We expect to incur costs annually to remediate these sites. See Note 7, “Commitments and Contingencies,” for more information about environmental liabilities. The table also does not reflect any payments for the June 30, 2012 liability of $0.5 million related to unrecognized tax benefits, as the amount and timing of payments are uncertain. See Note 6, “Income Taxes,” for more information on unrecognized tax benefits.

Capital Requirements

As of June 30, 2012, our capital expenditures for the three-year period 2012 through 2014 were expected to be as follows:

(Millions)
Environmental projects	$385
Electric and natural gas distribution projects	171
Electric and natural gas delivery and customer service projects	84
Other projects	179
Total capital expenditures	$819

All projected capital and investment expenditures are subject to periodic review and may vary significantly from the estimates, depending on a number of factors. These factors include, but are not limited to, environmental requirements, regulatory constraints and requirements, changes in tax laws and regulations, market volatility, and economic trends.

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

At June 30, 2012, we were in compliance with all covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 4, “Short-Term Debt and Lines of Credit,” for more information on credit facilities and other short-term credit agreements. See Note 5, “Long-Term Debt,” for more information on long-term debt.

Other Future Considerations

Decoupling

Decoupling for natural gas and electric residential and small commercial and industrial sales was approved by the PSCW on a four-year trial basis for us, effective January 1, 2009, and ending on December 31, 2012. Decoupling allows us to adjust future rates to recover or refund a portion of the difference between the actual and authorized margin per customer impact of variations in volumes. The mechanism does not adjust for variations in volumes resulting from changes in customer count compared to rate case levels, nor does it cover all customer classes. This decoupling mechanism includes an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service. Amounts recoverable from or refundable to customers are subject to these caps and are included in rates upon approval in a rate order. Decoupling for 2013 and beyond is currently being addressed in our 2013 rate case filing. See Note 14, “Regulatory Environment,” for more information.

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

Federal Health Care Reform

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (HCR) were signed into law. HCR contains various provisions that will affect the cost of providing health care coverage to our active and retired employees and their dependents. Although these provisions become effective at various times over 10 years, some provisions that affect the cost of providing benefits to retirees were reflected in our financial statements in 2010 and 2011.

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

Many provisions of HCR were being challenged in the courts. On June 28, 2012, the U.S. Supreme Court upheld the HCR law’s individual mandate and left the provisions that impacted employer-sponsored health plans in place. The ruling eliminates much of the uncertainty concerning the impact of the law on employers who sponsor health care plans. Since the law was enacted in 2010, we have worked to create a long-term strategy for the implementation of the law. With the Supreme Court’s decision, the implementation of this strategy continues. Our focus is on continued compliance with the law’s many mandates, avoidance or reduction of tax impacts, and aggressive cost management.

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

Federal Tax Law Changes

In December 2010, President Obama signed into law The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. This act includes tax incentives, such as an extension and increase of bonus depreciation, the extension of the research and experimentation credit, and the extension of treasury grants in lieu of claiming the investment tax credit or production tax credit for certain renewable energy investments. In September 2010, President Obama signed into law the Small Business Jobs Act of 2010. This act includes tax incentives that affect us, such as an extension to bonus depreciation and changes to listed property. We anticipate that these tax law changes will likely result in approximately $40.0 million of reduced cash payments for taxes through 2012. These tax incentives may also reduce our utility rate base and, thus, future earnings relative to prior expectations. We have primarily used the proceeds from these incentives to make incremental contributions to our various employee benefit plans. In addition, these tax incentives have helped reduce our financing needs.

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

CRITICAL ACCOUNTING POLICIES

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. We have found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2011, are still current and that there have been no significant changes.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined by Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Wisconsin Public Service Corporation

Date: August 8, 2012	/s/ Diane L. Ford
Diane L. Ford Vice President and Corporate Controller

(Duly Authorized Officer and Chief Accounting Officer)

WISCONSIN PUBLIC SERVICE CORPORATION
EXHIBIT INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

Exhibit No.	Description

3.1	Wisconsin Public Service Corporation By-laws as in effect at April 23, 2012 (Incorporated by reference to Exhibit 3.2 to WPS’s Form 8-K filed April 25, 2012).

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

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

101 *

Financial statements from the Quarterly Report on Form 10-Q of Wisconsin Public Service Corporation for the quarter ended June 30, 2012, filed on August 8, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Capitalization, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Notes To Financial Statements, and (vi) document and entity information

*                 In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.