Form 10-Q/A
period 2012-09-30
WISCONSIN PUBLIC SERVICE CORP
filed 2013-04-01
CIK 107833

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q/A

Amendment No. 1

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

Common stock, $4 par value,
23,896,962 shares outstanding at
October 30, 2012

==================================================================================

EXPLANATORY NOTE

On November 6, 2012, the undersigned registrant filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.  The registrant hereby amends the original Quarterly Report on Form 10-Q by amending and restating Item 6 of Part II of the Form 10-Q to file a revised version of Exhibit 2 to the Form 10-Q that supersedes and replaces the prior version of Exhibit 2.

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q and, other than amending and restating Item 6 of Part II of the Form 10-Q, does not modify or update the disclosures in the original Quarterly Report on Form 10-Q in any way.

PART II

Item 6.            Exhibits

The documents listed in the Exhibit Index are attached as exhibits or incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisconsin Public Service Corporation

Date: April 1, 2013	/s/ Linda M. Kallas
Linda M. Kallas
Vice President and Corporate Controller

(Duly Authorized Officer and Chief Accounting Officer)

WISCONSIN PUBLIC SERVICE CORPORATION
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

Exhibit No.	Description

2 + #	Purchase and Sale Agreement among Wisconsin Public Service Corporation, Fox Energy OP, L.P., and Fox River Power, LLC, dated as of September 28, 2012.

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements *

31.1
Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Wisconsin Public Service Corporation *

31.2
Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for Wisconsin Public Service Corporation *

32	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 for Wisconsin Public Service Corporation *

101 **
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

____________________________

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

*	Previously filed on November 6, 2012.

**
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