Form 10-Q
period 2013-03-31
WISCONSIN PUBLIC SERVICE CORP
filed 2013-05-01
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Common stock, $4 par value,
23,896,962 shares outstanding at
April 26, 2013

WISCONSIN PUBLIC SERVICE CORPORATION

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2013

i

Acronyms Used in this Quarterly Report on Form 10-Q

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

Forward-looking statements involve a number of risks and uncertainties. Some risks that could cause actual results to differ materially from those expressed or implied in forward-looking statements include those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report), and those identified below:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended
	March 31
(Millions)	2013	2012
Operating revenues	$433.4	$404.2

Cost of fuel, natural gas, and purchased power	212.6	188.2
Operating and maintenance expense	107.3	107.3
Depreciation and amortization expense	23.4	23.9
Taxes other than income taxes	12.7	12.8
Operating income	77.4	72.0

Miscellaneous income	5.0	3.1
Interest expense	(10.9)	(10.8)
Other expense	(5.9)	(7.7)

Income before taxes	71.5	64.3
Provision for income taxes	26.1	21.4
Net income	45.4	42.9

Preferred stock dividend requirements	(0.8)	(0.8)
Net income attributed to common shareholder	$44.6	$42.1

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31	December 31
(Millions)	2013	2012
Assets
Cash and cash equivalents	$16.0	$6.5
Accounts receivable and accrued unbilled revenues, net of reserves of $4.5 and $2.5, respectively	206.8	258.3
Receivables from related parties	4.1	5.0
Inventories
Fuel and gas	44.5	76.3
Materials and supplies, at average cost	37.6	33.3
Regulatory assets	22.4	26.1
Prepaid taxes	85.7	84.7
Other current assets	12.4	13.3
Current assets	429.5	503.5

Property, plant, and equipment, net of accumulated depreciation of $1,434.8 and $1,336.0, respectively	2,756.6	2,353.0
Regulatory assets	579.4	536.2
Goodwill	36.4	36.4
Other long-term assets	124.7	92.8
Total assets	$3,926.6	$3,521.9

Liabilities and Shareholders’ Equity
Short-term debt	$303.7	$95.4
Current portion of long-term debt	125.0	147.0
Accounts payable	106.7	131.0
Payables to related parties	14.3	13.5
Regulatory liabilities	37.5	27.6
Other current liabilities	60.4	61.8
Current liabilities	647.6	476.3

Long-term debt to parent	7.0	7.2
Long-term debt	724.4	724.4
Deferred income taxes	577.1	539.0
Deferred investment tax credits	8.4	8.5
Regulatory liabilities	281.9	281.0
Environmental remediation liabilities	66.3	68.8
Pension and other postretirement benefit obligations	142.7	164.6
Payables to related parties	6.6	6.7
Other long-term liabilities	73.6	72.7
Long-term liabilities	1,888.0	1,872.9

Commitments and contingencies

Preferred stock – $100 par value; 1,000,000 shares authorized; 511,882 shares issued and outstanding	51.2	51.2
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid-in capital	756.3	555.4
Retained earnings	487.9	470.5
Total liabilities and shareholders’ equity	$3,926.6	$3,521.9

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)			March 31	December 31
(Millions, except share amounts)			2013	2012
Common stock equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares outstanding			$95.6	$95.6
Additional paid-in capital			756.3	555.4
Retained earnings			487.9	470.5
Total common stock equity			1,339.8	1,121.5

Preferred stock
Cumulative; $100 par value; 1,000,000 shares authorized with no mandatory redemption –
	Series	Shares Outstanding
	5.00%	131,916	13.2	13.2
	5.04%	29,983	3.0	3.0
	5.08%	49,983	5.0	5.0
	6.76%	150,000	15.0	15.0
	6.88%	150,000	15.0	15.0
Total preferred stock		511,882	51.2	51.2

Long-term debt to parent
	Series	Year Due
	8.76%	2015	2.7	2.8
	7.35%	2016	4.3	4.4
Total long-term debt to parent			7.0	7.2

Long-term debt
First Mortgage Bonds
	Series	Year Due
	7.125%	2023	0.1	0.1
Senior Notes
	Series	Year Due
	3.95%	2013	—	22.0
	4.80%	2013	125.0	125.0
	6.375%	2015	125.0	125.0
	5.65%	2017	125.0	125.0
	6.08%	2028	50.0	50.0
	5.55%	2036	125.0	125.0
	3.671%	2042	300.0	300.0
Total First Mortgage Bonds and Senior Notes			850.1	872.1
Unamortized discount on long-term debt			(0.7)	(0.7)
Total			849.4	871.4
Current portion of long-term debt			(125.0)	(147.0)
Total long-term debt			724.4	724.4

Total capitalization			$2,122.4	$1,904.3

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(Millions)	2013	2012
Operating Activities
Net income	$45.4	$42.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	23.4	23.9
Recoveries and refunds of regulatory assets and liabilities	(1.9)	3.8
Bad debt expense	0.3	0.9
Pension and other postretirement expense	5.7	5.1
Pension and other postretirement contributions	(37.6)	(109.1)
Deferred income taxes and investment tax credits	37.6	13.6
Repayment of related party payable	—	(22.6)
Equity income, net of dividends	(0.3)	(0.1)
Termination of tolling agreement with Fox Energy Company LLC	(50.0)	—
Other	(3.3)	(15.7)
Changes in working capital
Accounts receivable and accrued unbilled revenues	(18.8)	13.5
Inventories	31.5	19.8
Prepaid taxes	(1.0)	43.2
Other current assets	3.3	2.6
Accounts payable	(22.4)	(26.2)
Other current liabilities	14.4	17.3
Net cash provided by operating activities	26.3	12.9

Investing Activities
Capital expenditures	(52.6)	(32.5)
Acquisition of Fox Energy Company LLC	(391.6)	—
Grant received related to Crane Creek Wind Project	69.0	—
Proceeds from the sale of property, plant, and equipment	0.4	0.4
Other	—	0.3
Net cash used for investing activities	(374.8)	(31.8)

Financing Activities
Borrowing on term credit facility	200.0	—
Short-term debt, net	8.3	6.2
Repayment of long-term debt to parent	(0.2)	(0.2)
Repayment of long-term debt	(22.0)	—
Payment of dividends to parent	(27.1)	(26.4)
Equity contribution from parent	200.0	40.0
Preferred stock dividend requirements	(0.8)	(0.8)
Other	(0.2)	—
Net cash provided by financing activities	358.0	18.8
Net change in cash and cash equivalents	9.5	(0.1)
Cash and cash equivalents at beginning of period	6.5	5.5
Cash and cash equivalents at end of period	$16.0	$5.4

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2013

NOTE 1 — FINANCIAL INFORMATION

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

We prepare our financial statements in conformity with the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2012.

In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of financial results. All adjustments are normal and recurring, unless otherwise noted. All intercompany transactions have been eliminated in consolidation. Financial results for an interim period may not give a true indication of results for the year.

NOTE 2 — CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is a supplemental disclosure to our statements of cash flows:

	Three Months Ended March 31
(Millions)	2013	2012
Cash paid for interest	$0.6	$0.7
Cash received for income taxes	(1.1)	(24.6)

Cash received for income taxes decreased $23.5 million, primarily caused by differences in estimated payments related to the prior years.

Construction costs funded through accounts payable totaled $22.3 million at March 31, 2013, and $11.8 million at March 31, 2012. These costs were treated as noncash investing activities.

NOTE 3 — RISK MANAGEMENT ACTIVITIES

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

The tables below show our assets and liabilities from risk management activities:

		March 31, 2013
(Millions)	Balance Sheet Presentation *	Assets	Liabilities
Natural gas contracts	Other Current	$0.9	$—
FTRs	Other Current	0.7	0.1
Petroleum product contracts	Other Current	0.1	—
Coal contract	Other Current	0.1	2.8
Coal contract	Other Long-term	—	2.0
	Other Current	1.8	2.9
	Other Long-term	—	2.0
Total		$1.8	$4.9

*   We classify assets and liabilities from risk management activities as current or long-term based upon the maturities of the underlying contracts.

		December 31, 2012
(Millions)	Balance Sheet Presentation *	Assets	Liabilities
Natural gas contracts	Other Current	$0.1	$0.6
FTRs	Other Current	1.2	0.1
Petroleum product contracts	Other Current	0.1	—
Coal contracts	Other Current	0.3	4.7
Coal contracts	Other Long-term	2.2	4.3
	Other Current	1.7	5.4
	Other Long-term	2.2	4.3
Total		$3.9	$9.7

*   We classify assets and liabilities from risk management activities as current or long-term based upon the maturities of the underlying contracts.

The following tables show the potential effect of netting arrangements on our financial position for recognized derivative assets and liabilities:

	March 31, 2013
(Millions)	Gross Amount	Gross Amount Not Offset in the Balance Sheet including Cash Collateral	Net Amount
Assets
Derivative assets subject to master netting or similar arrangements	$1.7	$0.1	$1.6
Derivative assets not subject to master netting or similar arrangements	0.1		0.1
Total risk management assets	$1.8		$1.7

Liabilities
Derivative liabilities subject to master netting or similar arrangements	$0.1	$0.1	$—
Derivative liabilities not subject to master netting or similar arrangements	4.8		4.8
Total risk management liabilities	$4.9		$4.8

	December 31, 2012
(Millions)	Gross Amount	Gross Amount Not Offset in the Balance Sheet including Cash Collateral	Net Amount
Assets
Derivative assets subject to master netting or similar arrangements	$1.4	$0.2	$1.2
Derivative assets not subject to master netting or similar arrangements	2.5		2.5
Total risk management assets	$3.9		$3.7

Liabilities
Derivative liabilities subject to master netting or similar arrangements	$0.7	$0.7	$—
Derivative liabilities not subject to master netting or similar arrangements	9.0		9.0
Total risk management liabilities	$9.7		$9.0

Our master netting and similar arrangements have conditional rights of setoff that can be enforced under a variety of situations, including counterparty default or credit rating downgrade below investment grade. Financial collateral received or provided is restricted to the extent that is it required per the terms of the related agreements. We have trade receivables and trade payables, subject to master netting or similar arrangements, that are not included in the above table. These amounts may offset (or conditionally offset) the net amounts presented in the above table. The net amounts in the above table represent the netting of fair value balances under master netting or similar arrangements, and the netting of cash collateral, as applicable.

The following table shows our cash collateral positions:

(Millions)	March 31, 2013	December 31, 2012
Cash collateral provided to others related to contracts under master netting or similar arrangements *	$4.0	$4.3

*   Reflected in other current assets on the balance sheets.

The following table shows the unrealized gains (losses) recorded related to derivatives:

		Three Months Ended March 31
(Millions)	Financial Statement Presentation	2013	2012
Natural gas contracts	Balance Sheet — Regulatory assets (current)	$1.0	$1.7
Natural gas contracts	Balance Sheet — Regulatory liabilities (current)	0.8	—
Natural gas contracts	Income Statement — Cost of fuel, natural gas, and purchased power	—	0.1
FTRs	Balance Sheet — Regulatory assets (current)	0.2	0.2
FTRs	Balance Sheet — Regulatory liabilities (current)	(0.4)	(0.4)
Petroleum product contracts	Balance Sheet — Regulatory assets (current)	—	0.1
Petroleum product contracts	Balance Sheet — Regulatory liabilities (current)	—	0.1
Coal contract	Balance Sheet — Regulatory assets (current)	1.9	(3.1)
Coal contract	Balance Sheet — Regulatory assets (long-term)	2.3	(3.5)
Coal contract	Balance Sheet — Regulatory liabilities (current)	(0.2)	—
Coal contract	Balance Sheet — Regulatory liabilities (long-term)	(2.2)	—

We had the following notional volumes of outstanding derivative contracts:

	March 31, 2013			December 31, 2012
Commodity	Purchases	Sales	Other Transactions	Purchases	Other Transactions
Natural gas (millions of therms)	21.1	—	N/A	86.1	N/A
FTRs (millions of kilowatt-hours)	N/A	N/A	1,496.0	N/A	3,838.2
Petroleum products (barrels)	28,249.0	N/A	N/A	33,002.0	N/A
Coal contract (millions of tons)	4.7	0.2	N/A	5.1	N/A

NOTE 4 — ACQUISITION OF FOX ENERGY CENTER

In March 2013, we acquired all of the equity interests in Fox Energy Company LLC for $391.6 million, subject to post-closing working capital adjustments. This acquisition was approved by the PSCW as a prudent purchase. Fox Energy Company LLC was dissolved immediately after the purchase.

The purchase included the Fox Energy Center, a 593-megawatt combined-cycle electric generating facility located in Wisconsin, along with associated contracts. Fox Energy Center is a dual-fuel facility, equipped to use fuel oil, but expected to run primarily on natural gas. This plant gives us a more balanced mix of owned electric generation, including coal, natural gas, hydroelectric, wind, and other renewable sources. In giving its approval for the purchase, the PSCW stated that the purchase price was reasonable and will benefit ratepayers.

The purchase price was allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, as follows:

(Millions)
Assets acquired
Inventories
Materials and supplies	$3.0
Other current assets	0.6
Property, plant, and equipment	374.4
Other long-term assets *	15.6
Total assets acquired	$393.6

Liabilities assumed
Accounts payable	$2.0
Total liabilities assumed	$2.0

* Relates to intangible assets recorded for contractual services agreements. See Note 5, "Goodwill and Other Intangible Assets," for more information.

Prior to the purchase, we supplied natural gas for the facility and purchased 500 megawatts of capacity and the associated energy output under a tolling arrangement. We paid $50.0 million for the early termination of the tolling arrangement. This amount was recorded as a regulatory asset, as we are authorized recovery by the PSCW.

The purchase was financed with a combination of short-term debt, cash flow from operations, and an equity contribution from our parent, Integrys Energy Group, Inc. The short-term debt will be replaced later in 2013 with long-term financing.

We received regulatory approval to defer incremental costs associated with the purchase of the facility, with a return equal to the cost of short-term debt, until 2014. Operating costs for the Fox Energy Center subsequent to the date of acquisition are included in our income statement. Due to regulatory deferral, these costs had no impact on net income. Pro forma adjustments to our revenues and earnings prior to the date of acquisition would not be meaningful or material. Prior to the acquisition, the Fox Energy Center was a nonregulated plant and sold all of its output to third parties, with most of the output purchased by us. The plant is now part of our regulated fleet, used to serve our customers.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

We had no material changes to the carrying amount of goodwill during the three months ended March 31, 2013, and 2012.

In connection with the acquisition of Fox Energy Company LLC, we recorded $15.6 million of intangible assets in the first quarter of 2013. The intangible assets relate to contractual service agreements, which provide for major maintenance and protection against unforeseen maintenance costs related to the combustion turbine generators at the Fox Energy Center. The approximate amortization period of these intangible assets is 7 years.

These contractual service agreements are included in other long-term assets on the balance sheet. At March 31, 2013, they had a gross and net carrying amount of $15.6 million. The remaining amortization period of these intangible assets at March 31, 2013, was approximately 7 years. An insignificant amount of amortization expense was recorded as a component of depreciation and amortization expense in the statement of income during the three months ended March 31, 2013.

Amortization expense for the next five fiscal years is estimated to be:

	For the Year Ending December 31
(Millions)	2013	2014	2015	2016	2017
Amortization to be recorded in depreciation and amortization expense	1.8	2.4	2.4	2.4	2.4

NOTE 6 — SHORT-TERM DEBT AND LINES OF CREDIT

Our outstanding short-term borrowings were as follows:

(Millions, except percentages)	March 31, 2013	December 31, 2012
Commercial paper	$103.7	$95.4
Average discount rate on commercial paper	0.21%	0.24%
Loan under term credit facility *	$200.0	—
Average interest rate on loan under term credit facility	0.80%	—

*	Relates to the purchase of Fox Energy Company LLC. See Note 4, "Acquisition of Fox Energy Center," for more information regarding this purchase.

The commercial paper outstanding at March 31, 2013, had maturity dates ranging from April 1, 2013, through April 10, 2013. The terms of the loan outstanding under the term credit facility require repayment upon the earlier of issuance of replacement long-term debt or December 31, 2013.

The table below presents our average amount of short-term borrowings based on daily outstanding balances during the three months ended March 31:

(Millions)	2013	2012
Average amount of commercial paper	$57.8	$186.5
Average amount of loan under term credit facility	8.9	—

We manage our liquidity by maintaining adequate external financing commitments. The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing program, including remaining available capacity under these facilities, and our short-term debt:

(Millions)	Maturity	March 31, 2013	December 31, 2012
Revolving credit facility	05/17/2014	$135.0	$135.0
Revolving credit facility	06/13/2017	115.0	115.0
Term credit facility *	12/31/2013	200.0	—

Total short-term credit capacity		$450.0	$250.0

Less:
Loan outstanding under term credit facility *		$200.0	$—
Commercial paper outstanding		103.7	95.4

Available capacity under existing agreements		$146.3	$154.6

*	Relates to the purchase of Fox Energy Company LLC. See Note 4, "Acquisition of Fox Energy Center," for more information regarding this purchase.

NOTE 7 — LONG-TERM DEBT

See our statements of capitalization for details on our long-term debt.

In February 2013, our $22.0 million of 3.95% Senior Notes matured, and the outstanding principal balance was repaid.

In December 2013, our 4.80% Senior Notes will mature. As a result, the $125.0 million balance of these notes was included in the current portion of long-term debt on our balance sheets.

NOTE 8 — INCOME TAXES

We calculate our interim period provision for income taxes based on our projected annual effective tax rate as adjusted for certain discrete items.

The table below shows our effective tax rates:

	Three Months Ended March 31
	2013	2012
Effective Tax Rate	36.5%	33.3%

Our effective tax rate normally differs from the federal statutory tax rate of 35% due to additional provision for state income tax obligations. Other significant items that had an impact on our effective tax rates are noted below.

Our effective tax rate for the three months ended March 31, 2012, was lowered by the federal income tax benefit of wind production tax credits (PTCs) and other miscellaneous tax adjustments. The effective income tax rate in 2013 was not impacted by wind PTCs. In the fourth quarter of 2012, we elected to claim and subsequently received a Section 1603 Grant for our Crane Creek Wind Project in lieu of wind PTCs.

During the three months ended March 31, 2013, there was not a significant change in our liability for unrecognized tax benefits.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

(a) Unconditional Purchase Obligations and Purchase Order Commitments

We routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. The following table shows our minimum future commitments related to these purchase obligations as of March 31, 2013.

			Payments Due By Period
(Millions)	Date Contracts Extend Through	Total Amounts Committed	2013	2014	2015	2016	2017	Later Years
Electric utility
Purchased power	2029	$837.7	$115.9	$32.5	$32.4	$28.8	$27.7	$600.4
Coal supply and transportation	2017	122.7	44.4	41.2	30.4	6.2	0.5	—
Natural gas utility supply and transportation	2024	293.0	35.7	45.8	42.5	38.7	37.6	92.7
Total		$1,253.4	$196.0	$119.5	$105.3	$73.7	$65.8	$693.1

We also had commitments of $304.3 million in the form of purchase orders issued to various vendors at March 31, 2013, that relate to normal business operations, including construction projects.

(b) Environmental Matters

Air Permitting Violation Claims

Weston and Pulliam Clean Air Act (CAA) Issues:
In November 2009, the EPA issued us a Notice of Violation (NOV) alleging violations of the CAA's New Source Review requirements relating to certain projects completed at the Weston and Pulliam plants from 1994 to 2009. We reached a settlement agreement with the EPA regarding this NOV and signed a Consent Decree, which was filed in the U.S. District Court (Court) in January 2013. This Consent Decree was approved by the Court in March 2013, after a public comment period. The final Consent Decree includes:

•	the installation of emission control technology, including ReACT™ or an approved alternative, on Weston 3,

•	changed operating conditions (including refueling, repowering, and/or retirement of units),

•	limitations on plant emissions,

•	beneficial environmental projects totaling $6.0 million (various options, including capital projects, are available), and

•	a civil penalty of $1.2 million.

As mentioned above, the Consent Decree contains a requirement to refuel, repower, and/or retire certain Weston and Pulliam units. As of March 31, 2013, no decision had been made on how to address this requirement. Therefore, retirement of the Weston and Pulliam units mentioned in the Consent Decree was not considered probable.

We believe that significant costs prudently incurred as a result of complying with the terms of the Consent Decree, with the exception of the civil penalty, will be recoverable from customers.

In May 2010, we received from the Sierra Club a Notice of Intent (NOI) to file a civil lawsuit based on allegations that we violated the CAA at the Weston and Pulliam plants. We entered into a Standstill Agreement with the Sierra Club by which the parties agreed to negotiate as part of the EPA NOV process, rather than litigate. The Standstill Agreement ended in October 2012, but no further action has been taken by the Sierra Club as of March 31, 2013. It is unknown whether the Sierra Club will take further action in the future.

Columbia and Edgewater CAA Issues:
In December 2009, the EPA issued an NOV to Wisconsin Power and Light (WP&L), the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric and us. The NOV alleges violations of the CAA's New Source Review requirements related to certain projects completed at those plants. WP&L, Madison Gas and Electric, and we (Joint Owners) reached a settlement agreement with the EPA regarding this NOV and signed a Consent Decree, which was filed in the Court on April 22, 2013. The Consent Decree includes:

•	the installation of emission control technology, including the installation of scrubbers at the Columbia plant,

•	changed operating conditions (including refueling, repowering, and/or retirement of units),

•	limitations on plant emissions,

•	beneficial environmental projects, with our portion totaling $1.3 million (various options, including capital projects, are available), and

•	our portion of a civil penalty and legal fees totaling $0.4 million.

The public comment period will end on May 28, 2013. The final terms of the Consent Decree may be different than currently anticipated.

As mentioned above, the Consent Decree contains a requirement to refuel, repower, and/or retire certain of the Columbia and Edgewater units. As of March 31, 2013, no decision had been made on how to address this requirement. Therefore, retirement of the Colombia and Edgewater units mentioned in the Consent Decree was not considered probable.

We believe that significant costs prudently incurred as a result of complying with the terms of the Consent Decree, with the exception of the civil penalty, will be recoverable from customers.

In September 2010, the Sierra Club filed a lawsuit against WP&L, which included allegations that modifications made at the Edgewater plant did not comply with the CAA. A similar case had also been filed by the Sierra Club related to the Columbia plant, which was dismissed without prejudice due to the impending settlement and Consent Decree. As part of the Consent Decree settlement, the Sierra Club filed a new suit related to the Columbia plant, which gave notice of the filing of the Consent Decree. It is anticipated that the Sierra Club will dismiss both suits against WP&L once the Consent Decree is approved by the Court.

Weston Title V Air Permit:
In November 2010, the WDNR provided a draft revised permit for the Weston 4 plant. We objected to proposed changes in mercury limits and requirements on the boilers as beyond the authority of the WDNR and met with the WDNR to resolve these issues. In September 2011, the WDNR issued an updated draft revised permit and a request for public comments. Due to the significance of the changes to the draft revised permit, the WDNR re-issued the draft revised permit for additional comments in February 2013. In July 2012, Clean Wisconsin filed suit against the WDNR alleging failure to issue or delay in issuing the Weston Title V permit. We and the WDNR filed motions to dismiss Clean Wisconsin's lawsuit, which the Court granted in February 2013. Clean Wisconsin appealed this decision, but briefs have not yet been filed in the appeal. We do not expect this matter to have a material impact on our financial statements.

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

In May 2012, the Sierra Club filed another petition requesting that the EPA again object to the proposed permit and response, which the EPA denied in January 2013. The Sierra Club did not appeal the EPA decision. The Sierra Club also recently filed a request for a contested case proceeding regarding the permit, which was granted in part by the WDNR. A schedule has not yet been set for the contested case proceeding.

We are reviewing all of these matters, but we do not expect them to have a material impact on our financial statements.

Columbia Title V Air Permit:
In February 2011, the Sierra Club filed a lawsuit against the EPA seeking to have the EPA take over the Title V permit process for the Columbia plant. The Sierra Club alleges the EPA must now act on the reconsideration of the Title V permit since the WDNR has exceeded its time frame in which to respond to an EPA order issued in 2009. In May 2011, the WDNR issued a revised draft Title V permit in response to the EPA's order.

In June 2012, WP&L received notice from the EPA of the EPA's proposal for WP&L to apply for a federally-issued Title V permit since the WDNR has not addressed the EPA's objections to the Title V permit issued for the Columbia plant. A hearing has been set for June 3, 2013. If the EPA decides to require the submittal of an operation permit application, it would be due within six months of the EPA's notice to WP&L. WP&L believes the previously issued Title V permit for the Columbia plant is still valid.

We do not expect this matter to have a material impact on our financial statements.

WDNR Issued NOVs:
Since 2008, we have received four NOVs from the WDNR alleging various violations of the different air permits for the entire Weston plant and Weston 1, Weston 2, and Weston 4 individually. We also received an NOV for a clerical error involving pages missing from a quarterly report for Weston. Corrective actions have been taken for the events in the five NOVs. In December 2011, the WDNR referred several of the claims in the NOVs to the state Justice Department for enforcement. We began discussing the pending NOVs and their resolution with the Justice Department in late 2012. We do not expect this matter to have a material impact on our financial statements.

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

Mercury and Interstate Air Quality Rules

Mercury:
The State of Wisconsin's mercury rule requires a 40% reduction from historical baseline mercury emissions, beginning January 1, 2010, through the end of 2014. Beginning in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90% from the historical baseline. Reductions can be phased in and the 90% target delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented. By 2015, electric generating units above 25 megawatts, but less than 150 megawatts, must reduce their mercury emissions to a level defined by the Best Available Control Technology rule. As of March 31, 2013, we estimate capital costs of approximately $8 million for our wholly owned plants to achieve the required reductions. The capital costs are expected to be recovered in future rates.

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

Sulfur Dioxide and Nitrogen Oxide:
In July 2011, the EPA issued a final rule known as the Cross State Air Pollution Rule (CSAPR), which numerous parties, including us, challenged in the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). The new rule was to become effective January 1, 2012. However, in December 2011, the CSAPR requirements were stayed by the D.C. Circuit and a previous rule, the Clean Air Interstate Rule (CAIR), was implemented during the stay period. In August 2012, the D.C. Circuit issued their ruling vacating and remanding CSAPR and simultaneously reinstating CAIR pending the issuance of a replacement rule by the EPA. In October 2012, the EPA and several other parties filed petitions for a rehearing of the D.C. Circuit's decision, which the D.C. Circuit denied in January 2013.

Under CAIR, units affected by the Best Available Retrofit Technology (BART) rule were considered in compliance with BART for sulfur dioxide and nitrogen oxide emissions if they were in compliance with CAIR. This determination was updated when CSAPR was issued (CSAPR satisfied BART), and the EPA has not revised it to reflect the reinstatement of CAIR. Although particulate emissions also contribute to visibility impairment, the WDNR's modeling has shown the impairment to be so insignificant that additional capital expenditures on controls are not warranted.

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

We are responsible for the environmental remediation of ten sites, of which seven have been transferred to the EPA Superfund Alternative Sites Program. Under the EPA's program, the remedy decisions at these sites will be made using risk-based criteria typically used at Superfund sites. As of March 31, 2013, we estimated and accrued for $66.3 million of future undiscounted investigation and cleanup costs for all sites. We may adjust these estimates in the future due to remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages. As of March 31, 2013, cash expenditures for environmental remediation not yet recovered in rates were $13.8 million. We recorded a regulatory asset of $80.1 million at March 31, 2013, which is net of insurance recoveries received of $24.7 million, related to the expected recovery through rates of both cash expenditures and estimated future expenditures. Under current PSCW policies, we may not recover carrying costs associated with the cleanup expenditures.

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

NOTE 10 — EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic benefit cost (including amounts capitalized to our balance sheets) for our benefit plans:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended, March 31		Three Months Ended, March 31
(Millions)	2013	2012	2013	2012
Service cost	$2.7	$3.4	$2.7	$2.2
Interest cost	7.8	8.7	3.3	3.7
Expected return on plan assets	(14.4)	(13.9)	(3.7)	(3.6)
Amortization of transition obligation	—	—	—	0.1
Amortization of prior service cost (credit)	0.9	1.1	(0.5)	(0.8)
Amortization of net actuarial loss	5.8	3.6	1.8	1.3
Net periodic benefit cost	$2.8	$2.9	$3.6	$2.9

Transition obligations, prior service costs (credits), and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost are recorded as net regulatory assets.

We make contributions to our plans in accordance with legal and tax requirements. These contributions do not necessarily occur evenly throughout the year. During the three months ended March 31, 2013, we contributed $37.6 million to our pension plans and contributions to our other postretirement benefit plans were not significant. We expect to contribute an additional $2.9 million to our pension plans and $15.6 million to our other postretirement benefit plans during the remainder of 2013, dependent upon various factors affecting us, including our liquidity position and tax law changes.

NOTE 11 — STOCK-BASED COMPENSATION

Our employees may be granted awards under Integrys Energy Group’s stock-based compensation plans. Compensation cost associated with these awards is allocated to us based on the percentages used for allocation of the award recipients’ labor costs.

The following table reflects the stock-based compensation expense and the related deferred tax benefit recognized in income for the three months ended March 31:

(Millions)	2013	2012
Stock options	$0.1	$0.2
Performance stock rights	0.8	0.5
Restricted share units	1.0	0.8
Total stock-based compensation expense	$1.9	$1.5
Deferred income tax benefit	$0.8	$0.6

No stock-based compensation cost was capitalized during the three months ended March 31, 2013, and 2012.

Stock Options

The fair value of stock option awards granted is estimated using a binomial lattice model. The expected term of option awards is calculated based on historical exercise behavior and represents the period of time that options are expected to be outstanding. The risk-free interest rate is based on the United States Treasury yield curve. The expected dividend yield incorporates the current and historical dividend rate of Integrys Energy Group. The expected stock price volatility is estimated using its 10-year historical volatility.

The following table shows the weighted-average fair value per stock option granted during the three months ended March 31, 2013, along with the assumptions incorporated into the valuation model:

February 2013 Grant
Weighted-average fair value per option	$6.03
Expected term	5 years
Risk-free interest rate	0.18% – 2.11%
Expected dividend yield	5.33%
Expected volatility	24%

A summary of stock option activity for the three months ended March 31, 2013, and information related to outstanding and exercisable stock options at March 31, 2013, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2012	66,852	$49.95
Granted	19,364	56.00
Exercised	(7,998)	43.37
Outstanding at March 31, 2013	78,218	52.12	5.9	$0.5
Exercisable at March 31, 2013	40,766	$51.27	3.1	$0.3

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at March 31, 2013. This is calculated as the difference between Integrys Energy Group’s closing stock price on March 31, 2013, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the three months ended March 31, 2013, and 2012, was not significant.

As of March 31, 2013, future compensation cost expected to be recognized for unvested and outstanding stock options was not significant.

Performance Stock Rights

The fair values of performance stock rights are estimated using a Monte Carlo valuation model. The risk-free interest rate is based on the United States Treasury yield curve. The expected dividend yield incorporates the current and historical dividend rate of Integrys Energy Group. The expected volatility is estimated using two to three years of historical data. The table below reflects the assumptions used in the valuation of the outstanding grants at March 31:

2013
Risk-free interest rate	0.17% – 1.27%
Expected dividend yield	5.18% – 5.34%
Expected volatility	19% – 36%

A summary of the activity for the three months ended March 31, 2013, related to performance stock rights accounted for as equity awards is presented below:

	Performance Stock Rights	Weighted-Average Fair Value *
Outstanding at December 31, 2012	4,908	$66.95
Granted	1,374	48.50
Distributed	(4,318)	74.53
Adjustment for final payout	996	74.53
Outstanding at March 31, 2013	2,960	$49.87

*	Reflects the weighted-average fair value used to measure equity awards. Equity awards are measured using the grant date fair value or the fair value on the modification date.

The weighted-average grant date fair value of performance stock rights awarded during the three months ended March 31, 2013, and 2012, was $48.50 and $52.70 per performance stock right, respectively.

A summary of the activity for the three months ended March 31, 2013, related to performance stock rights accounted for as liability awards is presented below:

Performance Stock Rights
Outstanding at December 31, 2012	6,774
Granted	5,489
Distributed	(573)
Adjustment for final payout	133
Outstanding at March 31, 2013	11,823

The weighted-average fair value of all outstanding performance stock rights accounted for as liability awards as of March 31, 2013, was $48.40 per performance stock right.

As of March 31, 2013, future compensation cost expected to be recognized for unvested and outstanding performance stock rights (equity and liability awards) was not significant.

The total intrinsic value of performance stock rights distributed during the three months ended March 31, 2013, and 2012, was not significant.

Restricted Share Units

A summary of the activity related to all restricted share unit awards (equity and liability awards) for the three months ended March 31, 2013, is presented below:

	Restricted Share Unit Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2012	67,954	$48.26
Granted	22,555	56.00
Dividend equivalents	743	51.99
Vested and released	(28,079)	46.20
Outstanding at March 31, 2013	63,173	$51.99

As of March 31, 2013, $2.0 million of compensation cost related to these awards was expected to be recognized over a weighted-average period of 2.7 years.

The total intrinsic value of restricted share unit awards vested and released during the three months ended March 31, 2013, and 2012, was $1.6 million and $1.5 million, respectively. The actual tax benefit realized for the tax deductions from the vesting and releasing of restricted share units during the three months ended March 31, 2013, and 2012, was not significant.

The weighted-average grant date fair value of restricted share units awarded during the three months ended March 31, 2013, and 2012, was $56.00 and $53.24 per share, respectively.

NOTE 12 — COMMON EQUITY

Various laws, regulations, and financial covenants impose restrictions on our ability to pay dividends to the sole holder of our common stock, Integrys Energy Group.

The PSCW allows us to pay dividends on our common stock of no more than 103% of the previous year's common stock dividend. We may return capital to Integrys Energy Group if our average financial common equity ratio is at least 51% on a calendar year basis. We must obtain PSCW approval if a return of capital would cause our average financial common equity ratio to fall below this level. Integrys Energy Group's right to receive dividends on our common stock is also subject to the prior rights of our preferred shareholders and to provisions in our restated articles of incorporation, which limit the amount of common stock dividends that we may pay if our common stock and common stock surplus accounts constitute less than 25% of our total capitalization.

Our short-term debt obligations contain financial and other covenants, including but not limited to, a requirement to maintain a debt to total capitalization ratio not to exceed 65%. Failure to comply with these covenants could result in an event of default, which could result in the acceleration of outstanding debt obligations.

As of March 31, 2013, total restricted net assets were $1,315.5 million. Our equity in undistributed earnings of 50% or less owned investees accounted for by the equity method was $28.0 million at March 31, 2013.

Except for the restrictions described above and subject to applicable law, we do not have any other significant dividend restrictions.

Integrys Energy Group may provide equity contributions to us or request a return of capital from us in order to maintain utility common equity levels consistent with those allowed by the PSCW. Wisconsin law prohibits us from making loans to or guaranteeing obligations of Integrys Energy Group or its other subsidiaries. During the three months ended March 31, 2013, we paid common stock dividends of $27.1 million to Integrys Energy Group and received $200.0 million of equity contributions from Integrys Energy Group. We did not return any capital to Integrys Energy Group during the three months ended March 31, 2013.

NOTE 13 — VARIABLE INTEREST ENTITIES

We had a variable interest in Fox Energy Company LLC through a power purchase agreement related to the cost of fuel. In connection with the purchase of Fox Energy Company LLC, we paid $50.0 million for the early termination of this 500 megawatt agreement. See Note 4, “Acquisition of Fox Energy Center,” for more information regarding this purchase. We evaluated this variable interest entity for possible consolidation and determined that consolidation was not required since we were not the primary beneficiary of the variable interest entity. The assets and liabilities on our December 31, 2012 balance sheet that related to our involvement with this variable interest entity pertained to working capital accounts and represented the amounts we owed for current deliveries of power.

NOTE 14 — FAIR VALUE

Fair Value Measurements

The following tables show assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2013
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets
Natural gas contracts	$0.9	$—	$—	$0.9
Financial transmission rights (FTRs)	—	—	0.7	0.7
Petroleum products contracts	0.1	—	—	0.1
Coal contracts	—	—	0.1	0.1
Total	$1.0	$—	$0.8	$1.8

Risk management liabilities
FTRs	$—	$—	$0.1	$0.1
Coal contracts	—	0.1	4.7	4.8
Total	$—	$0.1	$4.8	$4.9

	December 31, 2012
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets
Natural gas contracts	$0.1	$—	$—	$0.1
FTRs	—	—	1.2	1.2
Petroleum products contracts	0.1	—	—	0.1
Coal contracts	—	—	2.5	2.5
Total	$0.2	$—	$3.7	$3.9

Risk management liabilities
Natural gas contracts	$0.6	$—	$—	$0.6
FTRs	—	—	0.1	0.1
Coal contracts	—	—	9.0	9.0
Total	$0.6	$—	$9.1	$9.7

The risk management assets and liabilities listed in the tables above include NYMEX futures and options, as well as financial contracts used to manage transmission congestion costs in the MISO market. NYMEX contracts are valued using the NYMEX end-of-day settlement price, which is a Level 1 input. The valuation for FTRs is derived from historical data from MISO, which is considered a Level 3 input. The valuation for physical coal contracts categorized in Level 3 is based on significant assumptions made to extrapolate prices from the last quoted period through the end of the transaction term. For more information on our derivative instruments, see Note 2, "Risk Management Activities." There were no transfers between the levels of the fair value hierarchy during the three months ended March 31, 2013, and 2012.

The significant unobservable inputs used in the valuation that resulted in categorization within Level 3 were as follows at March 31, 2013. The amounts and percentages listed in the table below represent the range of unobservable inputs that individually had a significant impact on the fair value determination and caused a derivative to be classified as Level 3.

	Fair Value (Millions)
	Assets	Liabilities	Valuation Technique	Unobservable Input	Average or Range
FTRs	$0.7	$0.1	Market-based	Forward market prices ($/megawatt-month) (1)	134.97
Coal contract	0.1	4.7	Market-based	Forward market prices ($/ton) (2)	11.64 — 13.90

(1)	Represents forward market prices developed using historical cleared pricing data from MISO used in the valuation of FTRs.

(2)	Represents third-party forward market pricing used in the valuation of our coal contract.

Significant changes in historical settlement prices and forward coal prices would result in a directionally similar significant change in fair value.

The following table sets forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

	Three Months Ended March 31, 2013
(Millions)	FTRs	Coal Contract	Total
Balance at the beginning of period	$1.1	$(6.5)	$(5.4)
Net realized gains included in earnings	0.6	—	0.6
Net unrealized (losses) gains recorded as regulatory assets or liabilities	(0.2)	3.1	2.9
Settlements	(0.9)	(1.2)	(2.1)
Balance at the end of period	$0.6	$(4.6)	$(4.0)

	Three Months Ended March 31, 2012
(Millions)	FTRs	Coal Contract	Total
Balance at the beginning of period	$1.2	$(6.9)	$(5.7)
Net realized gains included in earnings	0.1	—	0.1
Net unrealized losses recorded as regulatory assets or liabilities	(0.2)	(5.8)	(6.0)
Sales	(0.1)	—	(0.1)
Settlements	(0.6)	(0.7)	(1.3)
Balance at the end of period	$0.4	$(13.4)	$(13.0)

Unrealized gains and losses on FTRs and the coal contract are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on FTRs, as well as the related transmission congestion costs, are recorded in cost of fuel, natural gas, and purchased power on the statements of income.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value.

	March 31, 2013		December 31, 2012
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$849.4	$916.9	$871.4	$966.2
Long-term debt to parent	7.0	7.9	7.2	8.2
Preferred stock	51.2	61.8	51.2	52.8

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

NOTE 15 — MISCELLANEOUS INCOME

Total miscellaneous income was as follows:

	Three Months Ended March 31
(Millions)	2013	2012
Earnings from equity-method investments	$3.0	$2.7
Equity portion of AFUDC	1.6	0.3
Other	0.4	0.1
Total miscellaneous income	$5.0	$3.1

NOTE 16 — REGULATORY ENVIRONMENT

Wisconsin

2014 Rates

On March 29, 2013, we filed an application with the PSCW to increase retail electric and natural gas rates $71.1 million and $19.0 million, respectively, with rates proposed to be effective January 1, 2014. The filing includes a request for a 10.75% return on common equity and a common equity ratio of 51.11% in our regulatory capital structure. The proposed retail electric rate increase is primarily driven by the purchase and operation of the Fox Energy Center, the completion of a one-time fuel refund to customers in 2013, increased electric transmission costs, and additional construction related to the installation of environmental controls and the improvement of electric reliability. Partially offsetting these increases are lower purchased power capacity costs and a refund to customers resulting from our decoupling mechanism. The proposed retail natural gas rate increase is generally the result of the recovery of amounts related to decoupling, increased costs of inspecting natural gas lines for safety, and general inflation.

2013 Rates

On December 6, 2012, the PSCW issued an order approving a settlement agreement, effective January 1, 2013. The settlement agreement includes a $28.5 million imputed retail electric rate increase, partially offset by the actual 2012 fuel refund of $20.5 million. The difference between the 2012 fuel refund and the rate increase is being deferred for recovery in a future rate proceeding. As a result, there is no change to customers' 2013 retail electric rates. The settlement agreement also includes a $3.4 million retail natural gas rate decrease, which includes a deferral of $2.4 million of employee benefit costs that will be recovered in a future rate proceeding. The 2013 electric and natural gas rates were subject to downward adjustment based on updated December 31, 2012, pension and benefit cost estimates, which were filed with the PSCW on March 1, 2013. The settlement agreement reflects a 10.30% return on common equity and a common equity ratio of 51.61% in our regulatory capital structure. In addition, we were authorized recovery of $5.9 million related to income tax amounts previously expensed due to the Federal Health Care Reform Act. As a result, this amount was recorded as a regulatory asset in 2012 and began being recovered from customers in 2013. The settlement agreement also authorized the recovery of direct Cross State Air Pollution Rule (CSAPR) costs incurred through the end of 2012. Lastly, the settlement agreement also authorized us to switch from production tax credits to Section 1603 Grants for the Crane Creek Wind Project.

A new decoupling mechanism for natural gas and electric residential and small commercial and industrial customers was approved as part of the settlement agreement on a pilot basis for 2013. The mechanism is based on total rate case-approved margins, rather than being calculated on a per-customer basis. The mechanism does not cover all customer classes, and it continues to include an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service. Amounts recoverable from or refundable to customers are subject to these caps and are included in rates upon approval in a rate order.

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

NOTE 17 — SEGMENTS OF BUSINESS

At March 31, 2013, we reported three segments. We manage our reportable segments separately due to their different operating and regulatory environments. Our principal business segments are the regulated electric utility operations and the regulated natural gas utility operations. The other segment includes nonutility activities, as well as equity earnings from our investments in WRPC and WPS Investments, LLC, which holds an interest in ATC.

The table below presents information related to our reportable segments:

	Regulated Utilities
(Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated
Three Months Ended March 31, 2013
External revenues	$307.9	$125.5	$433.4	$—	$—	$433.4
Intersegment revenues	—	1.8	1.8	0.3	(2.1)	—
Depreciation and amortization expense	19.5	3.9	23.4	0.1	(0.1)	23.4
Miscellaneous income	1.6	0.1	1.7	3.3	—	5.0
Interest expense	8.2	2.1	10.3	0.6	—	10.9
Provision for income taxes	14.6	10.6	25.2	0.9	—	26.1
Preferred stock dividend requirements	(0.7)	(0.1)	(0.8)	—	—	(0.8)
Net income attributed to common shareholder	25.7	17.1	42.8	1.8	—	44.6

Three Months Ended March 31, 2012
External revenues	$287.0	$117.2	$404.2	$—	$—	$404.2
Intersegment revenues	—	1.3	1.3	0.4	(1.7)	—
Depreciation and amortization expense	20.0	3.8	23.8	0.2	(0.1)	23.9
Miscellaneous income	0.1	—	0.1	3.0	—	3.1
Interest expense	8.3	2.0	10.3	0.5	—	10.8
Provision for income taxes	9.4	10.7	20.1	1.3	—	21.4
Preferred stock dividend requirements	(0.7)	(0.1)	(0.8)	—	—	(0.8)
Net income attributed to common shareholder	22.9	18.0	40.9	1.2	—	42.1

NOTE 18 — NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

Accounting Standards Update (ASU) 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," was issued in February 2013. This guidance requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. Significant amounts are required to be presented by the respective line items of net income or should be cross-referenced to other disclosures. These disclosures may be presented on the income statement or in the notes to the financial statements. Adoption of this guidance did not have an impact on our financial statements.

ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities," was issued in December 2011. The guidance requires enhanced disclosures about offsetting and related arrangements. ASU 2013-01, "Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities," was issued in January 2013. This guidance clarifies that the scope of ASU 2011-11 applies to certain derivatives included in the Derivatives and Hedging Topic of the FASB ASC. Adoption of the guidance resulted in new disclosures in Note 3, "Risk Management Activities."

ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment," was issued in July 2012. This guidance gives companies an option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company concludes that this is the case, the fair value of the indefinite-lived intangible asset must be determined, and a quantitative impairment test is required. Otherwise, a company can bypass the quantitative impairment test. Adoption of this guidance did not have an impact on our financial statements.

NOTE 19 — RELATED PARTY TRANSACTIONS

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

The table below includes information related to transactions entered into with related parties as of:

(Millions)	March 31, 2013	December 31, 2012
Notes payable *
Integrys Energy Group	$7.0	$7.2
Accounts Payable
ATC	10.3	9.2
Liability related to income tax allocation
Integrys Energy Group	7.2	7.4

*	WPS Leasing, our consolidated subsidiary, has a note payable to our parent company, Integrys Energy Group.

In addition to the above transactions, $22.6 million was repaid to related parties during 2012 for amounts previously paid to us for the unfunded nonqualified retirement plan.

The following table shows activity associated with related party transactions:

	Three Months Ended March 31
(Millions)	2013	2012
Electric transactions
Sales to UPPCO	$5.3	$5.3
Natural gas transactions
Sales to Integrys Energy Services	0.1	0.3
Purchases from Integrys Energy Services	0.2	0.2
Interest expense (1)
Integrys Energy Group	0.2	0.2
Transactions with equity-method investees
Charges from ATC for network transmission services	24.6	23.5
Charges to ATC for services and construction	1.8	2.6
Net proceeds from WRPC sales of energy to MISO	—	0.8
Purchases of energy from WRPC	1.0	1.2
Revenues from services provided to WRPC	0.2	0.2
Equity earnings from WPS Investments, LLC (2)	2.5	2.5

(1)	WPS Leasing, our consolidated subsidiary, has a note payable to our parent company, Integrys Energy Group.

(2)
WPS Investments, LLC is a consolidated subsidiary of Integrys Energy Group that is jointly owned by Integrys Energy Group, UPPCO, and us. At March 31, 2013, we had an 11.66% interest in WPS Investments accounted for under the equity method. Our ownership percentage has continued to decrease as additional equity contributions are made by Integrys Energy Group to WPS Investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2012.

SUMMARY

We are a regulated electric and natural gas utility and a wholly owned subsidiary of Integrys Energy Group, Inc. We derive revenues primarily from the distribution and sale of electricity and natural gas to retail customers. We also provide wholesale electric service to numerous utilities and cooperatives for resale.

RESULTS OF OPERATIONS

Earnings Summary

	Three Months Ended March 31		Change in 2013 Over 2012
(Millions)	2013	2012
Electric utility operations	$25.7	$22.9	12.2%
Natural gas utility operations	17.1	18.0	(5.0)%
Other operations	1.8	1.2	50.0%
Net income attributed to common shareholder	$44.6	$42.1	5.9%

First Quarter 2013 Compared with First Quarter 2012

We recognized earnings of $44.6 million for the first quarter of 2013, compared with $42.1 million for the same quarter in 2012. This $2.5 million increase was driven by a $4.3 million after-tax increase due to WPS's 2013 electric rate case settlement, partially offset by a $1.7 million increase in employee benefit costs.

Electric Utility Segment Operations

	Three Months Ended March 31		Change in 2013 Over 2012
(Millions, except degree days)	2013	2012
Revenues	$307.9	$287.0	7.3%
Fuel and purchased power costs	138.2	123.6	11.8%
Margins	169.7	163.4	3.9%

Operating and maintenance expense	91.2	90.8	0.4%
Depreciation and amortization expense	19.5	20.0	(2.5)%
Taxes other than income taxes	11.4	11.4	—%
Operating income	47.6	41.2	15.5%

Miscellaneous income	1.6	0.1	1,500.0%
Interest expense	(8.2)	(8.3)	(1.2)%
Other expense	(6.6)	(8.2)	(19.5)%

Income before taxes	$41.0	$33.0	24.2%

Sales in kilowatt-hours
Residential	750.8	704.1	6.6%
Commercial and industrial	1,925.2	1,956.4	(1.6)%
Wholesale	1,146.0	1,023.4	12.0%
Other	9.1	9.5	(4.2)%
Total sales in kilowatt-hours	3,831.1	3,693.4	3.7%

Weather
Heating degree days	3,803	2,864	32.8%
Cooling degree days	—	11	(100.0)%

First Quarter 2013 Compared with First Quarter 2012

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

Electric utility segment margins increased $6.3 million, driven by:

•	An approximate $5 million increase in margins due to a retail electric rate increase, effective January 1, 2013. For more information on our 2013 rate order, see Note 16, "Regulatory Environment."

•
An approximate $4 million net increase in margins from residential and commercial and industrial customers due to variances related to sales volumes, including the impact of decoupling. The increase was primarily due to a 6.6% increase in sales volumes to residential customers. The quarter-over-quarter impact of decoupling does not directly correlate with the quarter-over-quarter impact of the change in sales volumes as our decoupling mechanism was changed in 2013. See Note 16, "Regulatory Environment," for more information.

These increases in margins were partially offset by:

•	An approximate $2 million quarter-over-quarter decrease in margins because fuel costs not included in the fuel window were lower than rate case-approved amounts in 2012.

•	An approximate $1 million decrease in wholesale margins, driven by a decrease in sales volumes. The decrease was primarily due to a reduction in sales to one large customer.

Operating Income

Operating income at the electric utility segment increased $6.4 million. The increase was due to the $6.3 million increase in margins discussed above, and a $0.1 million decrease in operating expenses. The decrease in operating expenses was driven by:

•	The $1.8 million positive impact of the deferral of employee benefit costs that will be recovered in a future rate proceeding as a result of our 2013 rate order.

•	A $1.2 million decrease in maintenance expense, partially due to fewer storms in our service territories in 2013 compared to 2012.

•
A $1.2 million decrease in depreciation expense primarily due to a reduction in the depreciable basis of our Crane Creek Wind Project. The reduction is the result of our election to claim a Section 1603 Grant for the project in lieu of production tax credits.

These decreased expenses were partially offset by:

•	A $2.2 million increase in employee benefit related expenses, and

•	A $1.9 million increase in electric transmission expense.

Other Expense

Other expense decreased $1.6 million, driven by an increase in AFUDC, primarily related to environmental compliance projects at the Columbia plant.

Natural Gas Utility Segment Operations

	Three Months Ended March 31		Change in 2013 Over 2012
(Millions, except heating degree days)	2013	2012
Revenues	$127.3	$118.5	7.4%
Natural gas purchased for resale	76.4	66.2	15.4%
Margins	50.9	52.3	(2.7)%

Operating and maintenance expense	15.9	16.3	(2.5)%
Depreciation and amortization expense	3.9	3.8	2.6%
Taxes other than income taxes	1.3	1.4	(7.1)%
Operating income	29.8	30.8	(3.2)%

Miscellaneous income	0.1	—	N/A
Interest expense	(2.1)	(2.0)	5.0%
Other expense	(2.0)	(2.0)	—%

Income before taxes	$27.8	$28.8	(3.5)%

Retail throughput in therms
Residential	118.4	91.3	29.7%
Commercial and industrial	67.0	50.8	31.9%
Other	5.7	6.5	(12.3)%
Total retail throughput in therms	191.1	148.6	28.6%

Transport throughput in therms
Commercial and industrial	112.4	100.6	11.7%

Total throughput in therms	303.5	249.2	21.8%

Weather
Heating degree days	3,803	2,864	32.8%

First Quarter 2013 Compared with First Quarter 2012

Margins

Natural gas utility margins are defined as natural gas utility operating revenues less the cost of natural gas purchased for resale. Management believes that natural gas utility margins provide a more meaningful basis for evaluating natural gas utility operations than natural gas utility revenues since we pass through prudently incurred natural gas commodity costs to our customers in current rates. There was an approximate 10% decrease in the average per-unit cost of natural gas sold during the first quarter of 2013, which had no impact on margins.

Natural gas utility segment margins decreased $1.4 million, driven by:

•	An approximate $3 million decrease in margins related to our rate order effective January 1, 2013. See Note 16, "Regulatory Environment," for more information.

•
A partially offsetting approximate $2 million net increase in margins, including the impact of decoupling. This increase was due to a 21.8% increase in volumes sold in the first quarter of 2013, driven by a return to more normal weather in 2013 compared to unusually warm weather in 2012.

Operating Income

Operating income at the natural gas utility segment decreased $1.0 million. This decrease was primarily driven by the $1.4 million decrease in margins discussed above, partially offset by a $0.4 million decrease in operating and maintenance expenses. There were no individually significant items that impacted the decrease in operating and maintenance expenses.

Other Segment Operations

	Three Months Ended March 31		Change in 2013 Over 2012
(Millions)	2013	2012
Operating income	$—	$—	N/A
Other income	2.7	2.5	8.0%
Income before taxes	$2.7	$2.5	8.0%

There was no material change in income before taxes for other segment operations for the period presented.

Provision for Income Taxes

	Three Months Ended March 31
	2013	2012
Effective Tax Rate	36.5%	33.3%

First Quarter 2013 Compared with First Quarter 2012

Our effective tax rate increased in the first quarter of 2013. In the fourth quarter of 2012, we elected to claim and subsequently received a Section 1603 Grant for our Crane Creek Wind Project in lieu of production tax credits (PTCs). As a result, we no longer claim wind PTCs on any of our qualifying facilities.

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

Operating Cash Flows

During the three months ended March 31, 2013, net cash provided by operating activities was $26.3 million, compared with $12.9 million for the same period in 2012. The $13.4 million increase in net cash provided by operating activities was driven by:

•	A $71.5 million decrease in contributions to pension and other postretirement benefit plans.

•
The $22.6 million quarter-over-quarter positive impact from the repayment of related party payables in 2012. Amounts previously paid to us for the unfunded nonqualified retirement plan were returned to related parties.

These increases were partially offset by:

•	A $50.0 million payment in 2013 for the early termination of a tolling agreement in connection with the purchase of Fox Energy Company LLC.

•	Cash received from income taxes decreased $23.5 million, primarily caused by differences in estimated payments related to the prior years.

Investing Cash Flows

Net cash used for investing activities was $374.8 million during the three months ended March 31, 2013, compared with $31.8 million for the same period in 2012. The $343.0 million increase in net cash used for investing activities was primarily due to $391.6 million of cash used in 2013 to purchase Fox Energy Company LLC. See Note 4, "Acquisition of Fox Energy Center," for additional information regarding this acquisition. Also contributing to the increase was a $20.1 million increase in cash used for other capital expenditures (discussed below). These increases in net cash used were partially offset by the $69.0 million positive impact of the receipt of a Section 1603 Grant for the Crane Creek Wind Project in 2013.

Capital Expenditures

Capital expenditures by business segment for the three months ended March 31 were as follows:

Reportable Segment (millions)	2013	2012	Change
Electric utility	$436.6	$28.1	$408.5
Natural gas utility	7.6	4.4	3.2
WPS consolidated	$444.2	$32.5	$411.7

The increase in capital expenditures at the electric utility segment was primarily due to our purchase of the Fox Energy Center in 2013 and increased expenditures related to environmental compliance projects at the Columbia plant.

Financing Cash Flows

Net cash provided by financing activities was $358.0 million during the three months ended March 31, 2013, compared with $18.8 million for the same period in 2012. The $339.2 million increase in net cash provided by financing activities was driven by:

•	The borrowing of $200.0 million under our term credit facility in 2013 to finance the acquisition of Fox Energy Company LLC.

•	Equity contributions from Integrys Energy Group increased $160.0 million.

•	Partially offsetting these increases was a $22.0 million repayment of long-term debt in 2013.

Significant Financing Activities

For information on short-term debt, see Note 6, "Short-Term Debt and Lines of Credit."

For information on long-term debt, see Note 7, "Long-Term Debt."

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

Future Capital Requirements and Resources

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2013, including those of our subsidiary.

		Payments Due By Period
(Millions)	Total Amounts Committed	2013	2014 to 2015	2016 to 2017	2018 and Later Years
Long-term debt principal and interest payments (1)	$1,446.3	$156.0	$196.4	$179.9	$914.0
Operating lease obligations	17.2	0.9	1.5	1.1	13.7
Energy and transportation purchase obligations (2)	1,253.4	196.0	224.8	139.5	693.1
Purchase orders (3)	304.3	303.2	1.1	—	—
Pension and other postretirement funding obligations (4)	105.4	18.5	86.5	0.4	—
Total contractual cash obligations	$3,126.6	$674.6	$510.3	$320.9	$1,620.8

(1)	Represents bonds and notes issued. We record all principal obligations on the balance sheet.

(2)	The costs of energy and transportation purchase obligations are expected to be recovered in future customer rates.

(3)	Includes obligations related to normal business operations and large construction obligations.

(4)	Obligations for pension and other postretirement benefit plans, other than the Integrys Energy Group Retirement Plan, cannot reasonably be estimated beyond 2018.

The table above does not reflect estimated future payments related to the manufactured gas plant remediation liability of $66.3 million at March 31, 2013, as the amount and timing of payments are uncertain. We expect to incur costs annually to remediate these sites. See Note 9, “Commitments and Contingencies,” for more information about environmental liabilities. The table also does not reflect estimated future payments for the March 31, 2013 liability of $0.6 million related to unrecognized tax benefits, as the amount and timing of payments are uncertain. See Note 8, “Income Taxes,” for more information about unrecognized tax benefits.

Capital Requirements

As of March 31, 2013, our capital expenditures by segment for 2013 through 2015 were expected to be as follows:

(Millions)
Electric Utility
Environmental projects*	$419
Acquisition of Fox Energy Center	392
Distribution and energy supply operations projects	347
Other projects	21

Natural Gas Utility
Distribution projects	93
Other projects	5
Total capital expenditures	$1,277

* Includes $270.2 million related to the installation of ReACTTM emission control technology at Weston 3 and $127.8 million related to the installation of scrubbers at the Columbia plant.

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

We currently have two shelf registration statements. Under these registration statements, we may issue up to $500.0 million of additional senior debt securities and up to $30.0 million of preferred stock. Amounts, prices, and terms will be determined at the time of future offerings.

At March 31, 2013, we were in compliance with all covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 6, “Short-Term Debt and Lines of Credit,” for more information on credit facilities and other short-term credit agreements. See Note 7, “Long-Term Debt,” for more information on long-term debt.

Other Future Considerations

Climate Change

The EPA began regulating greenhouse gas emissions under the Clean Air Act in January 2011 by applying the Best Available Control Technology (BACT) requirements (associated with the New Source Review program) to new and modified larger greenhouse gas emitters. Technology to remove and sequester greenhouse gas emissions is not commercially available at scale. Therefore, the EPA issued guidance that defines BACT in terms of improvements in energy efficiency as opposed to relying on pollution control equipment. In March 2012, the EPA issued a proposed rule that would impose a carbon dioxide emission rate limit on new electric generating units. The proposed limit may prevent the construction of new coal units until technology becomes commercially available. The EPA has not committed to a schedule for proposing performance standards for existing units.

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

CRITICAL ACCOUNTING POLICIES

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. We have found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2012, are still current and that there have been no significant changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks have not changed materially from the market risks reported in our 2012 Annual Report on Form 10-K.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined by Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

For information on material legal proceedings and matters related to us and our subsidiary, see Note 9, “Commitments and Contingencies.”

Item 1A.  Risk Factors

There were no material changes in the risk factors previously disclosed in Part I, Item 1A of our 2012 Annual Report on Form 10-K, which was filed with the SEC on March 1, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

Integrys Energy Group is the sole holder of our common stock; therefore, there is no established public trading market for our common stock. For information on dividends paid and dividend restrictions, see Note 12, “Common Equity.”

Item 6.  Exhibits

The documents listed in the Exhibit Index are attached as exhibits or incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

Date: May 1, 2013	/s/ Linda M. Kallas
Linda M. Kallas
Vice President and Corporate Controller

(Duly Authorized Officer and Chief Accounting Officer)

WISCONSIN PUBLIC SERVICE CORPORATION
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

Exhibit No.	Description

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

101 *
Financial statements from the Quarterly Report on Form 10-Q of Wisconsin Public Service Corporation for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Capitalization, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Notes To Financial Statements, and (vi) document and entity information

*
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