Form 10-Q
period 2013-06-30
WISCONSIN PUBLIC SERVICE CORP
filed 2013-08-06
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Common stock, $4 par value,
23,896,962 shares outstanding at
August 2, 2013

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2013

i

Acronyms Used in this Quarterly Report on Form 10-Q

AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
EPA	United States Environmental Protection Agency
GAAP	United States Generally Accepted Accounting Principles
IRS	United States Internal Revenue Service
MISO	Midcontinent Independent System Operator, Inc.
MPSC	Michigan Public Service Commission
N/A	Not Applicable
NYMEX	New York Mercantile Exchange
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
UPPCO	Upper Peninsula Power Company
WDNR	Wisconsin Department of Natural Resources
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions)	2013	2012	2013	2012
Operating revenues	$367.8	$337.5	$801.2	$741.7

Cost of fuel, natural gas, and purchased power	164.3	154.2	376.9	342.4
Operating and maintenance expense	116.9	106.0	224.2	213.3
Depreciation and amortization expense	27.8	24.0	51.2	47.9
Taxes other than income taxes	11.9	11.5	24.6	24.3
Operating income	46.9	41.8	124.3	113.8

Miscellaneous income	5.9	4.5	10.9	7.6
Interest expense	(10.3)	(10.6)	(21.2)	(21.4)
Other expense	(4.4)	(6.1)	(10.3)	(13.8)

Income before taxes	42.5	35.7	114.0	100.0
Provision for income taxes	15.8	12.3	41.9	33.7
Net income	26.7	23.4	72.1	66.3

Preferred stock dividend requirements	(0.8)	(0.8)	(1.6)	(1.6)
Net income attributed to common shareholder	$25.9	$22.6	$70.5	$64.7

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	June 30	December 31
(Millions)	2013	2012
Assets
Cash and cash equivalents	$4.6	$6.5
Accounts receivable and accrued unbilled revenues, net of reserves of $5.2 and $2.5, respectively	175.4	258.3
Receivables from related parties	4.8	5.0
Inventories
Fuel and gas	64.1	76.3
Materials and supplies, at average cost	38.4	33.3
Regulatory assets	24.9	26.1
Prepaid taxes	91.3	84.7
Other current assets	12.3	13.3
Current assets	415.8	503.5

Property, plant, and equipment, net of accumulated depreciation of $1,456.4 and $1,336.0, respectively	2,793.2	2,353.0
Regulatory assets	570.6	536.2
Goodwill	36.4	36.4
Other long-term assets	127.2	92.8
Total assets	$3,943.2	$3,521.9

Liabilities and Shareholders’ Equity
Short-term debt	$347.2	$95.4
Current portion of long-term debt	125.0	147.0
Accounts payable	109.1	131.0
Payables to related parties	14.0	13.5
Regulatory liabilities	31.0	27.6
Other current liabilities	57.8	61.8
Current liabilities	684.1	476.3

Long-term debt to parent	6.8	7.2
Long-term debt	724.5	724.4
Deferred income taxes	589.4	539.0
Deferred investment tax credits	8.3	8.5
Regulatory liabilities	284.6	281.0
Environmental remediation liabilities	65.5	68.8
Pension and other postretirement benefit obligations	143.0	164.6
Payables to related parties	6.4	6.7
Other long-term liabilities	75.0	72.7
Long-term liabilities	1,903.5	1,872.9

Commitments and contingencies

Preferred stock – $100 par value; 1,000,000 shares authorized; 511,882 shares issued and outstanding	51.2	51.2
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid-in capital	722.3	555.4
Retained earnings	486.5	470.5
Total liabilities and shareholders’ equity	$3,943.2	$3,521.9

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)			June 30	December 31
(Millions, except share amounts)			2013	2012
Common stock equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares outstanding			$95.6	$95.6
Additional paid-in capital			722.3	555.4
Retained earnings			486.5	470.5
Total common stock equity			1,304.4	1,121.5

Preferred stock
Cumulative; $100 par value; 1,000,000 shares authorized with no mandatory redemption –
	Series	Shares Outstanding
	5.00%	131,916	13.2	13.2
	5.04%	29,983	3.0	3.0
	5.08%	49,983	5.0	5.0
	6.76%	150,000	15.0	15.0
	6.88%	150,000	15.0	15.0
Total preferred stock		511,882	51.2	51.2

Long-term debt to parent
	Series	Year Due
	8.76%	2015	2.6	2.8
	7.35%	2016	4.2	4.4
Total long-term debt to parent			6.8	7.2

Long-term debt
First Mortgage Bonds
	Series	Year Due
	7.125%	2023	0.1	0.1
Senior Notes
	Series	Year Due
	3.95%	2013	—	22.0
	4.80%	2013	125.0	125.0
	6.375%	2015	125.0	125.0
	5.65%	2017	125.0	125.0
	6.08%	2028	50.0	50.0
	5.55%	2036	125.0	125.0
	3.671%	2042	300.0	300.0
Total First Mortgage Bonds and Senior Notes			850.1	872.1
Unamortized discount on long-term debt			(0.6)	(0.7)
Total			849.5	871.4
Current portion of long-term debt			(125.0)	(147.0)
Total long-term debt			724.5	724.4

Total capitalization			$2,086.9	$1,904.3

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(Millions)	2013	2012
Operating Activities
Net income	$72.1	$66.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	51.2	47.9
Recoveries and refunds of regulatory assets and liabilities	(5.2)	7.6
Bad debt expense	1.5	2.2
Pension and other postretirement expense	11.3	10.5
Pension and other postretirement contributions	(37.8)	(109.3)
Deferred income taxes and investment tax credits	51.3	25.6
Repayment of related party payable	—	(22.6)
Equity income, net of dividends	(1.1)	(0.9)
Termination of tolling agreement with Fox Energy Company LLC	(50.0)	—
Other	(3.0)	(15.1)
Changes in working capital
Collateral on deposit	0.4	(0.9)
Accounts receivable and accrued unbilled revenues	10.3	24.4
Inventories	11.1	33.2
Prepaid taxes	(6.6)	34.7
Other current assets	4.1	5.3
Accounts payable	(26.9)	(17.7)
Other current liabilities	9.0	15.8
Net cash provided by operating activities	91.7	107.0

Investing Activities
Capital expenditures	(111.9)	(73.9)
Acquisition of Fox Energy Company LLC	(391.6)	—
Grant received related to Crane Creek Wind Project	69.0	—
Proceeds from the sale or disposal of assets	0.9	1.7
Other	0.9	1.9
Net cash used for investing activities	(432.7)	(70.3)

Financing Activities
Borrowing on term credit facility	200.0	—
Short-term debt, net	51.8	(23.3)
Repayment of long-term debt to parent	(0.4)	(0.4)
Repayment of long-term debt	(22.0)	—
Payment of dividends to parent	(54.3)	(52.8)
Equity contribution from parent	200.0	40.0
Return of capital to parent	(35.0)	—
Preferred stock dividend requirements	(1.6)	(1.6)
Other	0.6	0.6
Net cash provided by (used for) financing activities	339.1	(37.5)
Net change in cash and cash equivalents	(1.9)	(0.8)
Cash and cash equivalents at beginning of period	6.5	5.5
Cash and cash equivalents at end of period	$4.6	$4.7

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2013

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

Reclassification

We adjusted changes in working capital on the statements of cash flows for the six months ended June 30, 2012, by reclassifying $(1.3) million related to materials and supplies from other current assets to inventories to be consistent with the current period presentation. This reclassification had no impact on total cash flows from operating activities.

NOTE 2 — CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is a supplemental disclosure to our statements of cash flows:

	Six Months Ended June 30
(Millions)	2013	2012
Cash paid for interest	$22.1	$20.1
Cash received for income taxes	(2.0)	(23.5)

Cash received from income taxes decreased $21.5 million, primarily caused by refunds received in 2012 due to changes in estimated payments made for the prior year.

Construction costs funded through accounts payable totaled $25.1 million at June 30, 2013, and $13.5 million at June 30, 2012. These costs were treated as noncash investing activities.

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

The tables below show our assets and liabilities from risk management activities:

		June 30, 2013
(Millions)	Balance Sheet Presentation *	Assets	Liabilities
Natural gas contracts	Other Current	$0.2	$0.3
FTRs	Other Current	2.7	0.6
Petroleum product contracts	Other Current	—	0.1
Coal contracts	Other Current	—	2.0
Coal contracts	Other Long-term	—	0.3
	Other Current	2.9	3.0
	Other Long-term	—	0.3
Total		$2.9	$3.3

*   We classify assets and liabilities from risk management activities as current or long-term based upon the maturities of the underlying contracts.

		December 31, 2012
(Millions)	Balance Sheet Presentation *	Assets	Liabilities
Natural gas contracts	Other Current	$0.1	$0.6
FTRs	Other Current	1.2	0.1
Petroleum product contracts	Other Current	0.1	—
Coal contracts	Other Current	0.3	4.7
Coal contracts	Other Long-term	2.2	4.3
	Other Current	1.7	5.4
	Other Long-term	2.2	4.3
Total		$3.9	$9.7

*   We classify assets and liabilities from risk management activities as current or long-term based upon the maturities of the underlying contracts.

The following tables show the potential effect on our financial position of netting arrangements for recognized derivative assets and liabilities:

	June 30, 2013
(Millions)	Gross Amount	Gross Amount Not Offset on the Balance Sheet, Including Cash Collateral	Net Amount
Assets
Derivative assets subject to master netting or similar arrangements	$2.9	$0.8	$2.1
Total risk management assets	$2.9		$2.1

Liabilities
Derivative liabilities subject to master netting or similar arrangements	$1.0	$1.0	$—
Derivative liabilities not subject to master netting or similar arrangements	2.3		2.3
Total risk management liabilities	$3.3		$2.3

	December 31, 2012
(Millions)	Gross Amount	Gross Amount Not Offset on the Balance Sheet, Including Cash Collateral	Net Amount
Assets
Derivative assets subject to master netting or similar arrangements	$1.4	$0.2	$1.2
Derivative assets not subject to master netting or similar arrangements	2.5		2.5
Total risk management assets	$3.9		$3.7

Liabilities
Derivative liabilities subject to master netting or similar arrangements	$0.7	$0.7	$—
Derivative liabilities not subject to master netting or similar arrangements	9.0		9.0
Total risk management liabilities	$9.7		$9.0

Our master netting and similar arrangements have conditional rights of setoff that can be enforced under a variety of situations, including counterparty default or credit rating downgrade below investment grade. Financial collateral received or provided is restricted to the extent that it is required per the terms of the related agreements. The net amounts in the above table include the netting of cash collateral, as applicable. We have trade receivables and trade payables, subject to master netting or similar arrangements, that are not included in the above table. These amounts may offset (or conditionally offset) the net amounts presented in the above table.

The following table shows our cash collateral positions:

(Millions)	June 30, 2013	December 31, 2012
Cash collateral provided to others related to contracts under master netting or similar arrangements *	$3.7	$4.3

*   Reflected in other current assets on the balance sheets.

The following table shows the unrealized gains (losses) recorded related to derivative contracts:

		Three Months Ended June 30		Six Months Ended June 30
(Millions)	Financial Statement Presentation	2013	2012	2013	2012
Natural gas	Balance Sheet — Regulatory assets (current)	$(0.5)	$0.8	$0.5	$2.5
Natural gas	Balance Sheet — Regulatory liabilities (current)	(0.9)	0.3	(0.1)	0.3
Natural gas	Income Statement — Cost of fuel, natural gas, and purchased power	—	—	—	0.1
FTRs	Balance Sheet — Regulatory assets (current)	(1.0)	(0.8)	(0.8)	(0.6)
FTRs	Balance Sheet — Regulatory liabilities (current)	0.1	0.7	(0.3)	0.3
Petroleum	Balance Sheet — Regulatory assets (current)	(0.1)	(0.2)	(0.1)	(0.1)
Petroleum	Balance Sheet — Regulatory liabilities (current)	—	(0.1)	—	—
Coal	Balance Sheet — Regulatory assets (current)	0.8	(0.1)	2.7	(3.2)
Coal	Balance Sheet — Regulatory assets (long-term)	1.7	3.7	4.0	0.2
Coal	Balance Sheet — Regulatory liabilities (current)	(0.1)	—	(0.3)	—
Coal	Balance Sheet — Regulatory liabilities (long-term)	—	—	(2.2)	—

We had the following notional volumes of outstanding derivative contracts:

	June 30, 2013			December 31, 2012
Commodity	Purchases	Sales	Other Transactions	Purchases	Other Transactions
Natural gas (millions of therms)	65.5	—	N/A	86.1	N/A
FTRs (millions of kilowatt-hours)	N/A	N/A	7,884.1	N/A	3,838.2
Petroleum products (barrels)	36,370.0	9,000.0	N/A	33,002.0	N/A
Coal contract (millions of tons)	4.4	0.1	N/A	5.1	N/A

NOTE 4 — ACQUISITION OF FOX ENERGY CENTER

In March 2013, we acquired all of the equity interests in Fox Energy Company LLC for $391.6 million. This acquisition was approved by the PSCW as a prudent purchase. Fox Energy Company LLC was dissolved immediately after the purchase.

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

The purchase price was allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, as follows:

(Millions)
Assets acquired (1)
Inventories
Materials and supplies	$3.0
Other current assets	0.4
Property, plant, and equipment	374.4
Other long-term assets (2)	15.6
Total assets acquired	$393.4

Liabilities assumed
Accounts payable	$1.8
Total liabilities assumed	$1.8

(1) Relates to the electric utility segment.

(2) Intangible assets recorded for contractual services agreements. See Note 5, "Goodwill and Other Intangible Assets," for more information.

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

We received regulatory approval to defer incremental costs associated with the purchase of the facility. Operating costs for the Fox Energy Center subsequent to the date of acquisition are included in our income statement. Due to regulatory deferral, these costs had no impact on net income. Pro forma adjustments to our revenues and earnings prior to the date of acquisition would not be meaningful or material. Prior to the acquisition, the Fox Energy Center was a nonregulated plant and sold all of its output to third parties, with most of the output purchased by us. The plant is now part of our regulated fleet, used to serve our customers.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

We had no changes to the carrying amount of goodwill during the six months ended June 30, 2013, and 2012. In the second quarter of 2013, we completed our annual goodwill impairment test, and no impairment resulted from this test.

Our intangible assets consist of contractual service agreements that provide for major maintenance and protection against unforeseen maintenance costs related to the combustion turbine generators at the Fox Energy Center. These contractual service agreements are included in other long-term assets on the balance sheet. At June 30, 2013, the gross carrying amount, accumulated amortization, and net carrying amount of these intangibles were $15.6 million, $0.6 million, and $15.0 million, respectively. The remaining amortization period at June 30, 2013, was approximately 7 years. Amortization expense recorded as a component of depreciation and amortization expense in the statements of income for the three and six months ended June 30, 2013, was $0.6 million.

The following table shows our estimated amortization expense for the next five years, including amounts recorded through June 30, 2013:

	For the Year Ending December 31
(Millions)	2013	2014	2015	2016	2017
Amortization to be recorded in depreciation and amortization expense	$1.8	$2.4	$2.4	$2.4	$2.4

NOTE 6 — SHORT-TERM DEBT AND LINES OF CREDIT

Our outstanding short-term borrowings were as follows:

(Millions, except percentages)	June 30, 2013	December 31, 2012
Commercial paper	$147.2	$95.4
Average discount rate on commercial paper	0.19%	0.24%
Loan under term credit facility	$200.0	$—
Average interest rate on loan under term credit facility	0.80%	—

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2013, and 2012, was $70.8 million and $164.8 million, respectively.

We manage our liquidity by maintaining adequate external financing commitments. The information in the table below relates to our short-term debt and revolving credit facilities used to support our commercial paper borrowing program, including remaining available capacity under these facilities:

(Millions)	Maturity	June 30, 2013	December 31, 2012
Revolving credit facility	05/17/2014	$135.0	$135.0
Revolving credit facility	06/13/2017	115.0	115.0
Term credit facility	12/31/2013	200.0	—

Total short-term credit capacity		$450.0	$250.0

Less:
Loan outstanding under term credit facility		$200.0	$—
Commercial paper outstanding		147.2	95.4

Available capacity under existing agreements		$102.8	$154.6

The loan outstanding under our term credit facility relates to the purchase of Fox Energy Company LLC and must be repaid upon the earlier of our issuance of replacement long-term debt or December 31, 2013. See Note 4, "Acquisition of Fox Energy Center," for more information. The commercial paper outstanding at June 30, 2013, had maturity dates ranging from July 1, 2013, through July 18, 2013.

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

NOTE 8 — INCOME TAXES

We calculate our interim period provision for income taxes based on our projected annual effective tax rate as adjusted for certain discrete items.

The table below shows our effective tax rates:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Effective Tax Rate	37.2%	34.5%	36.8%	33.7%

Our effective tax rate normally differs from the federal statutory tax rate of 35% due to additional provision for state income tax obligations. Other significant items that had an impact on our effective tax rates are noted below.

Our effective tax rate for the three and six months ended June 30, 2012, was lower than the federal statutory tax rate of 35%. This difference was primarily due to the federal income tax benefit of tax credits related to wind production and other miscellaneous tax adjustments.

During the six months ended June 30, 2013, there was not a significant change in our liability for unrecognized tax benefits.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

(a) Unconditional Purchase Obligations and Purchase Order Commitments

We routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. The following table shows our minimum future commitments related to these purchase obligations as of June 30, 2013.

			Payments Due By Period
(Millions)	Date Contracts Extend Through	Total Amounts Committed	2013	2014	2015	2016	2017	Later Years
Electric utility
Purchased power	2029	$796.6	$75.8	$34.8	$31.3	$28.1	$27.0	$599.6
Coal supply and transportation	2017	116.5	29.4	44.2	31.5	7.2	4.2	—
Natural gas utility supply and transportation	2024	279.8	22.5	45.8	42.5	38.7	37.6	92.7
Total		$1,192.9	$127.7	$124.8	$105.3	$74.0	$68.8	$692.3

We also had commitments of $250.3 million in the form of purchase orders issued to various vendors at June 30, 2013, that relate to normal business operations, including construction projects.

(b) Environmental Matters

Air Permitting Violation Claims

Weston and Pulliam Clean Air Act (CAA) Issues:
In November 2009, the EPA issued a Notice of Violation (NOV) to us alleging violations of the CAA's New Source Review requirements relating to certain projects completed at the Weston and Pulliam plants from 1994 to 2009. We reached a settlement agreement with the EPA regarding this NOV and signed a Consent Decree. This Consent Decree was approved by the U.S. District Court (Court) in March 2013, after a public comment period. The final Consent Decree includes:

•	the installation of emission control technology, including ReACT™ on Weston 3,

•	changed operating conditions (including refueling, repowering, and/or retirement of units),

•	limitations on plant emissions,

•	beneficial environmental projects totaling $6.0 million (various options, including capital projects, are available), and

•	a civil penalty of $1.2 million.

As mentioned above, the Consent Decree contains a requirement to refuel, repower, and/or retire certain Weston and Pulliam units. As of June 30, 2013, no decision had been made on how to address this requirement. Therefore, retirement of the Weston and Pulliam units mentioned in the Consent Decree was not considered probable.

We believe that significant costs prudently incurred as a result of complying with the terms of the Consent Decree, with the exception of the civil penalty, will be recoverable from customers.

In May 2010, we received from the Sierra Club a Notice of Intent to file a civil lawsuit based on allegations that we violated the CAA at the Weston and Pulliam plants. We entered into a Standstill Agreement with the Sierra Club by which the parties agreed to negotiate as part of the EPA NOV process, rather than litigate. The Standstill Agreement ended in October 2012, but no further action has been taken by the Sierra Club as of June 30, 2013. It is unknown whether the Sierra Club will take further action in the future.

Columbia and Edgewater CAA Issues:
In December 2009, the EPA issued an NOV to Wisconsin Power and Light (WP&L), the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric and us. The NOV alleges violations of the CAA's New Source Review requirements related to certain projects completed at those plants. We, WP&L, and Madison Gas and Electric (Joint Owners) reached a settlement agreement with the EPA regarding this NOV and signed a Consent Decree. This Consent Decree was approved by the Court in June 2013, after a public comment period. The final Consent Decree includes:

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

As mentioned above, the Consent Decree contains a requirement to refuel, repower, and/or retire certain of the Columbia and Edgewater units. As of June 30, 2013, no decision had been made on how to address this requirement. Therefore, retirement of the Colombia and Edgewater units mentioned in the Consent Decree was not considered probable.

We believe that significant costs prudently incurred as a result of complying with the terms of the Consent Decree, with the exception of the civil penalty, will be recoverable from customers.

In September 2010, the Sierra Club filed a lawsuit against WP&L, which included allegations that modifications made at the Edgewater plant did not comply with the CAA. A similar case had also been filed by the Sierra Club related to the Columbia plant but was dismissed without prejudice due to the impending settlement and Consent Decree. As part of the Consent Decree settlement, the Sierra Club filed a new lawsuit related to the Columbia plant, which gave notice of the filing of the Consent Decree. It is anticipated that the Sierra Club will dismiss both lawsuits against WP&L as the Consent Decree has been approved by the Court.

Weston Title V Air Permit:
In November 2010, the WDNR provided a draft revised permit for the Weston 4 plant. We objected to proposed changes in mercury limits and requirements on the boilers as beyond the authority of the WDNR and met with the WDNR to resolve these issues. In September 2011, the WDNR issued an updated draft revised permit and a request for public comments. Due to the significance of the changes to the draft revised permit, the WDNR re-issued the draft revised permit for additional comments in February 2013. In July 2012, Clean Wisconsin filed a lawsuit against the WDNR alleging failure to issue or delay in issuing the Weston Title V permit. We and the WDNR both filed motions to dismiss Clean Wisconsin's lawsuit, which the Court granted in February 2013. Clean Wisconsin appealed this decision but voluntarily filed a dismissal of its appeal on July 8, 2013, closing the lawsuit. The dismissal resulted from the WDNR sending the proposed permit to the EPA for action.

Pulliam Title V Air Permit:
The WDNR issued a renewal of the permit for the Pulliam plant in April 2009. In June 2010, the EPA issued an order directing the WDNR to respond to comments raised by the Sierra Club's June 2009 petition, which requested the EPA to object to the permit. In April 2011, we received notification that the Sierra Club filed a civil lawsuit against the EPA based on what the Sierra Club alleged to be an unreasonable delay in responding to the June 2010 order. We are not a party to this litigation, but intervened to protect our interests. In February 2012, the WDNR sent a proposed permit and response to the EPA for review, which allowed the parties to enter into a settlement agreement that was approved by the Court. The Sierra Club then filed a request for an administrative contested case proceeding regarding the permit, which was granted in part and denied in part by the WDNR. The Sierra Club appealed the WDNR's partial denial. In June 2013, the parties executed stipulations withdrawing both the Sierra Club's administrative proceeding and appeal. The parties have agreed to dismiss all the cases without prejudice related to the Title V permit renewal.

Columbia Title V Air Permit:
In February 2011, the Sierra Club filed a lawsuit against the EPA seeking to have the EPA take over the Title V permit process from the WDNR for the Columbia plant. The Sierra Club alleges the EPA must now act on the reconsideration of the Title V permit since the WDNR has exceeded its time frame in which to respond to an EPA order issued in 2009. In May 2011, the WDNR issued a revised draft Title V permit in response to the EPA's order. In June 2012, WP&L received notice from the EPA of the EPA's proposal for WP&L to apply for a federally-issued Title V permit since the WDNR has not addressed the EPA's objections to the Title V permit issued for the Columbia plant. A hearing was set for July 2013 and subsequently canceled due to the Court's approval of the Consent Decree discussed above under the heading "Columbia and Edgewater CAA Issues." It is anticipated that the EPA will rescind or otherwise terminate its order due to the Consent Decree. We do not expect this matter to have a material impact on our financial statements.

WDNR Issued NOVs:
Since 2008, we received four NOVs from the WDNR alleging various violations of the different air permits for the entire Weston plant and Weston 1, Weston 2, and Weston 4 individually. We also received an NOV for a clerical error involving pages missing from a quarterly report for Weston. Corrective actions were taken for the events in the five NOVs. In December 2011, the WDNR referred several of the claims in the NOVs to the state Justice Department for enforcement. We continue to discuss resolution of these pending NOVs with the Justice Department. We do not expect this matter to have a material impact on our financial statements.

Weston 4 Construction Permit

From 2004 to 2009, the Sierra Club filed various petitions objecting to the construction permit issued for the Weston 4 plant. In June 2010, the Wisconsin Court of Appeals affirmed the Weston 4 construction permit, but directed the WDNR to reopen the permit to set specific visible emissions limits. In July 2010, we, the WDNR, and the Sierra Club filed Petitions for Review with the Wisconsin Supreme Court. In March 2011, the Wisconsin Supreme Court denied all Petitions for Review. Other than the specific visible emissions limits issue, all other challenges to the construction permit are now resolved. We are working with the WDNR to resolve this issue as part of the current air permit renewal process. We do not expect this matter to have a material impact on our financial statements.

Mercury and Interstate Air Quality Rules

Mercury:
The State of Wisconsin's mercury rule requires a 40% reduction from historical baseline mercury emissions, beginning January 1, 2010, through the end of 2014. Beginning in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90% from the historical baseline. Reductions can be phased in and the 90% target delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented. By 2015, electric generating units above 25 megawatts, but less than 150 megawatts, must reduce their mercury emissions to a level defined by the Best Available Control Technology rule. As of June 30, 2013, we estimate capital costs of approximately $8 million for our wholly owned plants to achieve the required reductions. The capital costs are expected to be recovered in future rates.

In December 2011, the EPA issued the final Utility Mercury and Air Toxics Standards (MATS), which will regulate emissions of mercury and other hazardous air pollutants beginning in 2015. The State of Wisconsin is in the process of revising the compliance date in the state mercury rules to be consistent with the MATS rule. We are currently evaluating options for achieving the emission limits specified in this rule, but we do not anticipate the cost of compliance to be significant. We expect to recover future compliance costs in future rates.

Sulfur Dioxide and Nitrogen Oxide:
In July 2011, the EPA issued a final rule known as the Cross State Air Pollution Rule (CSAPR), which numerous parties, including us, challenged in the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). The new rule was to become effective in January 2012. However, in December 2011, the CSAPR requirements were stayed by the D.C. Circuit and a previous rule, the Clean Air Interstate Rule (CAIR), was implemented during the stay period. In August 2012, the D.C. Circuit issued their ruling vacating and remanding CSAPR and simultaneously reinstating CAIR pending the issuance of a replacement rule by the EPA. In October 2012, the EPA and several other parties filed petitions for a rehearing of the D.C. Circuit's decision, which the D.C. Circuit denied in January 2013. In March 2013, the EPA requested that the United States Supreme Court (Supreme Court) review the D.C. Circuit's rejection of CSAPR. In June 2013, the Supreme Court agreed to review the case, but a decision is not expected until 2014.

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

We are responsible for the environmental remediation of ten sites, of which seven have been transferred to the EPA Superfund Alternative Sites Program. Under the EPA's program, the remedy decisions at these sites will be made using risk-based criteria typically used at Superfund sites. As of June 30, 2013, we estimated and accrued for $65.5 million of future undiscounted investigation and cleanup costs for all sites. We may adjust these estimates in the future due to remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages. As of June 30, 2013, cash expenditures for environmental remediation not yet recovered in rates were $14.1 million. We recorded a regulatory asset of $79.6 million at June 30, 2013, which is net of insurance recoveries received of $24.7 million, related to the expected recovery through rates of both cash expenditures and estimated future expenditures. Under current PSCW policies, we may not recover carrying costs associated with the cleanup expenditures.

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

NOTE 10 — EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic benefit cost (including amounts capitalized to our balance sheets) for our benefit plans:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$2.7	$3.0	$5.4	$6.4	$2.6	$2.1	$5.3	$4.3
Interest cost	7.5	8.3	15.3	17.0	3.4	3.8	6.7	7.5
Expected return on plan assets	(14.2)	(13.8)	(28.6)	(27.7)	(3.7)	(3.7)	(7.4)	(7.3)
Amortization of transition obligation	—	—	—	—	—	—	—	0.1
Amortization of prior service cost (credit)	0.9	1.2	1.8	2.3	(0.5)	(0.7)	(1.0)	(1.5)
Amortization of net actuarial loss	6.2	3.8	12.0	7.4	1.9	1.5	3.7	2.8
Net periodic benefit cost	$3.1	$2.5	$5.9	$5.4	$3.7	$3.0	$7.3	$5.9

Transition obligations, prior service costs (credits), and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost are recorded as net regulatory assets.

We make contributions to our plans in accordance with legal and tax requirements. These contributions do not necessarily occur evenly throughout the year. During the six months ended June 30, 2013, we contributed $37.7 million to our pension plans and $0.1 million to our other postretirement benefit plans. We expect to contribute an additional $1.1 million to our pension plans and $15.6 million to our other postretirement benefit plans during the remainder of 2013, dependent upon various factors affecting us, including our liquidity position and tax law changes.

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

The following table reflects the stock-based compensation expense and the related deferred tax benefit recognized in income for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2013	2012	2013	2012
Stock options	$0.2	$0.3	$0.3	$0.4
Performance stock rights	0.5	1.2	1.3	1.7
Restricted share units	0.8	1.2	1.8	1.9
Total stock-based compensation expense	$1.5	$2.7	$3.4	$4.0
Deferred income tax benefit	$0.6	$1.1	$1.4	$1.6

No stock-based compensation cost was capitalized during the three and six months ended June 30, 2013, and 2012.

Stock Options

The fair value of stock option awards granted is estimated using a binomial lattice model. The expected term of option awards is calculated based on historical exercise behavior and represents the period of time that options are expected to be outstanding. The risk-free interest rate is based on the United States Treasury yield curve. The expected dividend yield incorporates the current and historical dividend rate of Integrys Energy Group. The expected stock price volatility is estimated using its 10-year historical volatility. The following table shows the weighted-average fair value per stock option granted during the six months ended June 30, 2013, along with the assumptions incorporated into the valuation model:

February 2013 Grant
Weighted-average fair value per option	$6.03
Expected term	5 years
Risk-free interest rate	0.18% – 2.11%
Expected dividend yield	5.33%
Expected volatility	24%

A summary of stock option activity for the six months ended June 30, 2013, and information related to outstanding and exercisable stock options at June 30, 2013, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2012	66,852	$49.95
Granted	19,364	56.00
Exercised	(32,223)	49.46
Outstanding at June 30, 2013	53,993	52.41	7.3	$0.3
Exercisable at June 30, 2013	16,541	$50.98	3.9	$0.1

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options at June 30, 2013. This is calculated as the difference between Integrys Energy Group’s closing stock price on June 30, 2013, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the six months ended June 30, 2013, and 2012, was not significant.

As of June 30, 2013, future compensation cost expected to be recognized for unvested and outstanding stock options was not significant.

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

2013
Risk-free interest rate	0.26% – 1.27%
Expected dividend yield	5.18% – 5.34%
Expected volatility	19% – 36%

A summary of the activity for the six months ended June 30, 2013, related to performance stock rights accounted for as equity awards is presented below:

	Performance Stock Rights	Weighted-Average Fair Value *
Outstanding at December 31, 2012	4,908	$66.95
Granted	1,374	48.50
Distributed	(4,318)	74.53
Adjustment for final payout	996	74.53
Outstanding at June 30, 2013	2,960	$49.87

*	Reflects the weighted-average fair value used to measure equity awards. Equity awards are measured using the grant date fair value or the fair value on the modification date.

The weighted-average grant date fair value of performance stock rights awarded during the six months ended June 30, 2013, and 2012, was $48.50 and $52.70 per performance stock right, respectively.

A summary of the activity for the six months ended June 30, 2013, related to performance stock rights accounted for as liability awards is presented below:

Performance Stock Rights
Outstanding at December 31, 2012	6,774
Granted	5,489
Distributed	(573)
Adjustment for final payout	133
Outstanding at June 30, 2013	11,823

The weighted-average fair value of all outstanding performance stock rights accounted for as liability awards as of June 30, 2013, was $47.24 per performance stock right.

As of June 30, 2013, future compensation cost expected to be recognized for unvested and outstanding performance stock rights (equity and liability awards) was not significant.

The total intrinsic value of performance stock rights distributed during the six months ended June 30, 2013, and 2012, was not significant.

Restricted Share Units

A summary of the activity related to all restricted share unit awards (equity and liability awards) for the six months ended June 30, 2013, is presented below:

	Restricted Share Unit Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2012	67,954	$48.26
Granted	23,055	56.05
Dividend equivalents	1,521	52.01
Vested and released	(28,079)	46.20
Outstanding at June 30, 2013	64,451	$52.04

As of June 30, 2013, $1.7 million of compensation cost related to these awards was expected to be recognized over a weighted-average period of 2.4 years.

The total intrinsic value of restricted share unit awards vested and released during the six months ended June 30, 2013, and 2012, was $1.6 million and $1.5 million, respectively. The actual tax benefit realized for the tax deductions from the vesting and releasing of restricted share units during the six months ended June 30, 2013, and 2012, was not significant.

The weighted-average grant date fair value of restricted share units awarded during the six months ended June 30, 2013, and 2012, was $56.05 and $53.24 per share, respectively.

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

As of June 30, 2013, total restricted net assets were $1,324.8 million. Our equity in undistributed earnings of 50% or less owned investees accounted for by the equity method was $28.8 million at June 30, 2013.

Except for the restrictions described above and subject to applicable law, we do not have any other significant dividend restrictions.

Integrys Energy Group may provide equity contributions to us or request a return of capital from us in order to maintain utility common equity levels consistent with those allowed by the PSCW. Wisconsin law prohibits us from making loans to or guaranteeing obligations of Integrys Energy Group or its other subsidiaries. During the six months ended June 30, 2013, we paid common stock dividends of $54.3 million to Integrys Energy Group, received $200.0 million of equity contributions from Integrys Energy Group, and returned $35.0 million of capital to Integrys Energy Group.

NOTE 13 — VARIABLE INTEREST ENTITIES

We had a variable interest in Fox Energy Company LLC through a power purchase agreement related to the cost of fuel. In connection with the purchase of Fox Energy Company LLC in March 2013, we paid $50.0 million for the early termination of this 500 megawatt agreement. See Note 4, “Acquisition of Fox Energy Center,” for more information regarding this purchase. We evaluated this variable interest entity for possible consolidation and determined that consolidation was not required since we were not the primary beneficiary of the variable interest entity. The assets and liabilities on our December 31, 2012, balance sheet that related to our involvement with this variable interest entity pertained to working capital accounts and represented the amounts we owed for current deliveries of power.

NOTE 14 — FAIR VALUE

Fair Value Measurements

The following tables show assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2013
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets
Natural gas contracts	$0.2	$—	$—	$0.2
Financial transmission rights (FTRs)	—	—	2.7	2.7
Total	$0.2	$—	$2.7	$2.9

Risk management liabilities
Natural gas contracts	$0.3	$—	$—	$0.3
FTRs	—	—	0.6	0.6
Petroleum product contracts	0.1	—	—	0.1
Coal contracts	—	—	2.3	2.3
Total	$0.4	$—	$2.9	$3.3

	December 31, 2012
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets
Natural gas contracts	$0.1	$—	$—	$0.1
FTRs	—	—	1.2	1.2
Petroleum product contracts	0.1	—	—	0.1
Coal contracts	—	—	2.5	2.5
Total	$0.2	$—	$3.7	$3.9

Risk management liabilities
Natural gas contracts	$0.6	$—	$—	$0.6
FTRs	—	—	0.1	0.1
Coal contracts	—	—	9.0	9.0
Total	$0.6	$—	$9.1	$9.7

The risk management assets and liabilities listed in the tables above include NYMEX futures and options, as well as financial contracts used to manage transmission congestion costs in the MISO market. NYMEX contracts are valued using the NYMEX end-of-day settlement price, which is a Level 1 input. The valuation for FTRs is derived from historical data from MISO, which is considered a Level 3 input. The valuation for physical coal contracts categorized in Level 3 is based on significant assumptions made to extrapolate prices from the last quoted period through the end of the transaction term. For more information on our derivative instruments, see Note 3, "Risk Management Activities." There were no transfers between the levels of the fair value hierarchy during the three or six months ended June 30, 2013, and 2012.

The significant unobservable inputs used in the valuation that resulted in categorization within Level 3 were as follows at June 30, 2013. The amounts and percentages listed in the table below represent the range of unobservable inputs that individually had a significant impact on the fair value determination and caused a derivative to be classified as Level 3.

	Fair Value (Millions)
	Assets	Liabilities	Valuation Technique	Unobservable Input	Average or Range
FTRs	$2.7	$0.6	Market-based	Forward market prices ($/megawatt-month) (1)	93.13
Coal contract	—	2.3	Market-based	Forward market prices ($/ton) (2)	11.90 - 14.50

(1)	Represents forward market prices developed using historical cleared pricing data from MISO.

(2)	Represents third-party forward market pricing.

Significant changes in historical settlement prices and forward coal prices would result in a directionally similar significant change in fair value.

The following tables set forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(Millions)	FTRs	Coal Contract	Total	FTRs	Coal Contract	Total
Balance at the beginning of period	$0.6	$(4.6)	$(4.0)	$1.1	$(6.5)	$(5.4)
Net realized gains included in earnings	0.4	—	0.4	1.0	—	1.0
Net unrealized (losses) gains recorded as regulatory assets or liabilities	(0.9)	3.6	2.7	(1.1)	6.7	5.6
Purchases	3.2	—	3.2	3.2	—	3.2
Sales	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Settlements	(1.1)	(1.3)	(2.4)	(2.0)	(2.5)	(4.5)
Balance at the end of period	$2.1	$(2.3)	$(0.2)	$2.1	$(2.3)	$(0.2)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(Millions)	FTRs	Coal Contract	Total	FTRs	Coal Contract	Total
Balance at the beginning of period	$0.4	$(13.4)	$(13.0)	$1.2	$(6.9)	$(5.7)
Net realized gains included in earnings	1.9	—	1.9	2.0	—	2.0
Net unrealized (losses) gains recorded as regulatory assets or liabilities	(0.1)	5.2	5.1	(0.3)	(0.6)	(0.9)
Purchases	2.8	—	2.8	2.8	—	2.8
Sales	—	—	—	(0.1)	—	(0.1)
Settlements	(2.5)	(1.6)	(4.1)	(3.1)	(2.3)	(5.4)
Balance at the end of period	$2.5	$(9.8)	$(7.3)	$2.5	$(9.8)	$(7.3)

Unrealized gains and losses on FTRs and the coal contract are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on FTRs, as well as the related transmission congestion costs, are recorded in cost of fuel, natural gas, and purchased power on the statements of income.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value.

	June 30, 2013		December 31, 2012
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$849.5	$879.7	$871.4	$966.2
Long-term debt to parent	6.8	7.4	7.2	8.2
Preferred stock	51.2	57.9	51.2	52.8

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

NOTE 15 — MISCELLANEOUS INCOME

Total miscellaneous income was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2013	2012	2013	2012
Earnings from equity-method investments	$2.8	$2.9	$5.8	$5.6
Equity portion of AFUDC	2.1	0.5	3.7	0.8
Key executive life insurance	0.8	0.9	0.9	1.0
Other	0.2	0.2	0.5	0.2
Total miscellaneous income	$5.9	$4.5	$10.9	$7.6

NOTE 16 — REGULATORY ENVIRONMENT

Wisconsin

2014 Rate Case

On March 29, 2013, we filed an application with the PSCW to increase retail electric and natural gas rates $71.1 million and $19.0 million, respectively, with rates proposed to be effective January 1, 2014. The filing includes a request for a 10.75% return on common equity and a common equity ratio of 51.11% in our regulatory capital structure. The proposed retail electric rate increase is primarily driven by the purchase and operation of the Fox Energy Center, the completion of a one-time fuel refund to customers in 2013, increased electric transmission costs, and additional construction related to the installation of environmental controls and the improvement of electric reliability, the recovery of the difference between the rate increase requested in 2013 rates and the 2012 fuel refund to customers, and the recovery of pension and other employee benefit costs deferred in 2013 rates. Partially offsetting these increases are lower purchased power capacity costs and a refund to customers resulting from our decoupling mechanism. The proposed retail natural gas rate increase is generally the result of the recovery of amounts related to decoupling, increased costs of inspecting natural gas lines for safety, and general inflation.

In July 2013, we submitted a jurisdictional study reflecting the PSCW Staff's adjustments to the company's original filing. This study reflects the PSCW Staff's recommended rate increases of $9.3 million and $7.8 million for retail electric and natural gas rates, respectively, as well as a 10.20% return on common equity. The study also reflects the PSCW Staff's recommended common equity ratio of 50.14% in our regulatory capital structure. The PSCW Staff's formal testimony supporting their adjustments is expected to be filed in August 2013.

2013 Rates

On December 6, 2012, the PSCW issued an order approving a settlement agreement, effective January 1, 2013. The settlement agreement included a $28.5 million imputed retail electric rate increase, partially offset by the actual 2012 fuel refund of $20.5 million. The difference between the 2012 fuel refund and the rate increase is being deferred for recovery in a future rate proceeding. As a result, there is no change to customers' 2013 retail electric rates. The settlement agreement also included a $3.4 million retail natural gas rate decrease, which included a deferral of $2.1 million of pension and other employee benefit costs that will be recovered in a future rate proceeding. The 2013 electric and natural gas rates were reduced based on updated December 31, 2012, pension and other employee benefit cost estimates, which were filed with the PSCW on March 1, 2013. The settlement agreement reflected a 10.30% return on common equity and a common equity ratio of 51.61% in our regulatory capital structure. In addition, we were authorized recovery of $5.9 million related to income tax amounts previously expensed due to the Federal Health Care Reform Act. As a result, this amount was recorded as a regulatory asset in 2012 and began being recovered from customers in 2013. The settlement agreement also authorized the recovery of direct Cross State Air Pollution Rule (CSAPR) costs incurred through the end of 2012. Lastly, the settlement agreement authorized us to switch from production tax credits to Section 1603 Grants for the Crane Creek Wind Project.

A new decoupling mechanism for natural gas and electric residential and small commercial and industrial customers was approved as part of the settlement agreement on a pilot basis for 2013. The mechanism is based on total rate case-approved margins, rather than being calculated on a per-customer basis. The mechanism does not cover all customer classes, and it continues to include an annual $14.0 million cap for electric service and an annual $8.0 million cap for natural gas service. Amounts recoverable from or refundable to customers are subject to these caps and are included in rates upon approval in a rate proceeding.

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

NOTE 17 — SEGMENTS OF BUSINESS

At June 30, 2013, we reported three segments. We manage our reportable segments separately due to their different operating and regulatory environments. Our principal business segments are the regulated electric utility operations and the regulated natural gas utility operations. The other segment includes nonutility activities, as well as equity earnings from our investments in WRPC and WPS Investments, LLC, which holds an interest in ATC.

The table below presents information related to our reportable segments:

	Regulated Utilities
(Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated
Three Months Ended June 30, 2013
External revenues	$306.4	$61.4	$367.8	$—	$—	$367.8
Intersegment revenues	—	2.4	2.4	0.3	(2.7)	—
Depreciation and amortization expense	23.8	4.0	27.8	0.2	(0.2)	27.8
Miscellaneous income	2.1	—	2.1	3.8	—	5.9
Interest expense	7.7	2.2	9.9	0.4	—	10.3
Provision for income taxes	14.5	0.3	14.8	1.0	—	15.8
Preferred stock dividend requirements	(0.6)	(0.2)	(0.8)	—	—	(0.8)
Net income attributed to common shareholder	23.1	0.3	23.4	2.5	—	25.9

	Regulated Utilities
(Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated
Three Months Ended June 30, 2012
External revenues	$292.5	$45.0	$337.5	$—	$—	$337.5
Intersegment revenues	—	1.8	1.8	0.3	(2.1)	—
Depreciation and amortization expense	20.2	3.8	24.0	0.2	(0.2)	24.0
Miscellaneous income	0.5	—	0.5	4.0	—	4.5
Interest expense	8.1	1.9	10.0	0.6	—	10.6
Provision for income taxes	12.1	—	12.1	0.2	—	12.3
Preferred stock dividend requirements	(0.6)	(0.2)	(0.8)	—	—	(0.8)
Net income (loss) attributed to common shareholder	19.7	(0.7)	19.0	3.6	—	22.6

	Regulated Utilities
(Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated
Six Months Ended June 30, 2013
External revenues	$614.3	$186.9	$801.2	$—	$—	$801.2
Intersegment revenues	—	4.2	4.2	0.6	(4.8)	—
Depreciation and amortization expense	43.3	7.9	51.2	0.3	(0.3)	51.2
Miscellaneous income	3.7	0.1	3.8	7.1	—	10.9
Interest expense	15.9	4.3	20.2	1.0	—	21.2
Provision for income taxes	29.1	10.9	40.0	1.9	—	41.9
Preferred stock dividend requirements	(1.3)	(0.3)	(1.6)	—	—	(1.6)
Net income attributed to common shareholder	48.8	17.4	66.2	4.3	—	70.5

	Regulated Utilities
(Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated
Six Months Ended June 30, 2012
External revenues	$579.5	$162.2	$741.7	$—	$—	$741.7
Intersegment revenues	—	3.1	3.1	0.7	(3.8)	—
Depreciation and amortization expense	40.2	7.6	47.8	0.4	(0.3)	47.9
Miscellaneous income	0.6	—	0.6	7.0	—	7.6
Interest expense	16.4	3.9	20.3	1.1	—	21.4
Provision for income taxes	21.5	10.7	32.2	1.5	—	33.7
Preferred stock dividend requirements	(1.3)	(0.3)	(1.6)	—	—	(1.6)
Net income attributed to common shareholder	42.6	17.3	59.9	4.8	—	64.7

NOTE 18 — NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Guidance Not Yet Effective

Accounting Standards Update (ASU) 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date," was issued in February 2013. The guidance requires an entity to measure obligations under these arrangements, for which the total amount of the obligation is fixed at the reporting date, as the sum of the reporting entity's portion and any additional amount it expects to pay on behalf of its co-obligors. The guidance also requires additional disclosures about the nature and amount of the obligations. The guidance is effective for reporting periods beginning after December 15, 2013. Adoption of this guidance is not expected to have a significant impact on our financial statements.

ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," was issued in July 2013. The guidance states that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. There are certain exceptions, however, under which the unrecognized tax benefit would be presented in the balance sheet as a liability. The guidance is effective for reporting periods beginning after December 15, 2013. Adoption of this guidance is not expected to have a significant impact on our financial statements.

NOTE 19 — RELATED PARTY TRANSACTIONS

We and our subsidiary, WPS Leasing, routinely enter into transactions with related parties, including Integrys Energy Group, its subsidiaries, and other entities in which we have material interests.

We provide services to ATC for its transmission facilities under several agreements approved by the PSCW. Services are billed to ATC under this agreement at our fully allocated cost.

We provide services to WRPC under an operating agreement approved by the PSCW. We are also under a service agreement with WRPC under which either party may be a service provider. Services are billed to WRPC under these agreements at our fully allocated cost.

The table below includes information summarizing transactions entered into with related parties as of:

(Millions)	June 30, 2013	December 31, 2012
Notes payable *
Integrys Energy Group	$6.8	$7.2
Accounts Payable
ATC	10.3	9.2
Liability related to income tax allocation
Integrys Energy Group	7.0	7.4

*	WPS Leasing, our consolidated subsidiary, has a note payable to our parent company, Integrys Energy Group.

In addition to the above transactions, $22.6 million was repaid to related parties during 2012 for amounts previously paid to us for the unfunded nonqualified retirement plan.

The following table shows activity associated with related party transactions:

	Three Months Ended June 30		Six Months Ended June 30
(Millions)	2013	2012	2013	2012
Electric transactions
Sales to UPPCO	$6.0	$5.6	$11.3	$11.0
Natural gas transactions
Sales to Integrys Energy Services	0.1	0.1	0.2	0.4
Purchases from Integrys Energy Services	0.2	0.2	0.4	0.4
Interest expense (1)
Integrys Energy Group	0.1	0.2	0.3	0.3
Transactions with equity-method investees
Charges from ATC for network transmission services	24.6	23.5	49.2	47.1
Charges to ATC for services and construction	2.3	2.4	4.1	5.1
Net proceeds from WRPC sales of energy to MISO	—	1.0	—	1.8
Purchases of energy from WRPC	1.0	1.4	2.0	2.5
Charges to WRPC for operations	0.3	0.2	0.5	0.4
Equity earnings from WPS Investments, LLC (2)	2.6	2.6	5.1	5.1

(1)	WPS Leasing, our consolidated subsidiary, has a note payable to our parent company, Integrys Energy Group.

(2)
WPS Investments, LLC is a consolidated subsidiary of Integrys Energy Group that is jointly owned by Integrys Energy Group, UPPCO, and us. At June 30, 2013, we had an 11.53% interest in WPS Investments accounted for under the equity method. Our ownership percentage has continued to decrease as additional equity contributions are made by Integrys Energy Group to WPS Investments.

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

RESULTS OF OPERATIONS

Earnings Summary

	Three Months Ended June 30		Change in 2013 Over 2012	Six Months Ended June 30		Change in 2013 Over 2012
(Millions)	2013	2012		2013	2012
Electric utility operations	$23.1	$19.7	17.3%	$48.8	$42.6	14.6%
Natural gas utility operations	0.3	(0.7)	N/A	17.4	17.3	0.6%
Other operations	2.5	3.6	(30.6)%	4.3	4.8	(10.4)%
Net income attributed to common shareholder	$25.9	$22.6	14.6%	$70.5	$64.7	9.0%

Second Quarter 2013 Compared with Second Quarter 2012

The $3.3 million increase in our earnings was driven by a $4.1 million after-tax increase in electric operating income due to the 2013 PSCW rate order.

Six Months 2013 Compared with Six Months 2012

The $5.8 million increase in our earnings was driven by an $8.1 million after-tax increase in electric operating income due to the 2013 PSCW rate order.

Electric Utility Segment Operations

	Three Months Ended June 30		Change in 2013 Over 2012	Six Months Ended June 30		Change in 2013 Over 2012
(Millions, except degree days)	2013	2012		2013	2012
Revenues	$306.4	$292.5	4.8%	$614.3	$579.5	6.0%
Fuel and purchased power costs	127.7	132.2	(3.4)%	265.9	255.8	3.9%
Margins	178.7	160.3	11.5%	348.4	323.7	7.6%

Operating and maintenance expense	100.4	89.9	11.7%	191.6	180.7	6.0%
Depreciation and amortization expense	23.8	20.2	17.8%	43.3	40.2	7.7%
Taxes other than income taxes	10.7	10.2	4.9%	22.1	21.6	2.3%
Operating income	43.8	40.0	9.5%	91.4	81.2	12.6%

Miscellaneous income	2.1	0.5	320.0%	3.7	0.6	516.7%
Interest expense	(7.7)	(8.1)	(4.9)%	(15.9)	(16.4)	(3.0)%
Other expense	(5.6)	(7.6)	(26.3)%	(12.2)	(15.8)	(22.8)%

Income before taxes	$38.2	$32.4	17.9%	$79.2	$65.4	21.1%

Sales in kilowatt-hours
Residential	631.7	629.5	0.3%	1,382.5	1,333.6	3.7%
Commercial and industrial	1,958.0	2,003.9	(2.3)%	3,883.2	3,960.3	(1.9)%
Wholesale	1,245.8	1,226.3	1.6%	2,391.8	2,249.7	6.3%
Other	6.8	6.5	4.6%	15.9	16.0	(0.6)%
Total sales in kilowatt-hours	3,842.3	3,866.2	(0.6)%	7,673.4	7,559.6	1.5%

Weather
Heating degree days	1,107	748	48.0%	4,910	3,612	35.9%
Cooling degree days	131	264	(50.4)%	131	275	(52.4)%

Second Quarter 2013 Compared with Second Quarter 2012

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

Electric utility segment margins increased $18.4 million, driven by:

•
An approximate $10 million increase in margins from fuel and purchased power costs that are not included in the fuel window. The margin increase was primarily due to a decline in purchased power costs as a result of the acquisition of Fox Energy Company LLC.

•
An approximate $5 million increase in margins due to a retail electric rate increase, effective January 1, 2013. For more information on our 2013 PSCW rate order, see Note 16, "Regulatory Environment."

•
An approximate $4 million net increase in margins from residential and commercial and industrial customers due to variances related to sales volumes, including the impact of decoupling. The quarter-over-quarter impact of decoupling does not directly correlate with the quarter-over-quarter impact of the change in sales volumes, as our decoupling mechanism was changed in 2013. See Note 16, "Regulatory Environment," for more information.

Operating Income

Operating income at the electric utility segment increased $3.8 million. The increase was driven by the $18.4 million increase in margins discussed above, partially offset by a $14.6 million increase in operating expenses. The increase in operating expenses was driven by:

•
A $4.4 million increase due to our deferral of the net difference between actual and rate case-approved costs resulting from the purchase of Fox Energy Company LLC. Our 2013 PSCW rate order did not reflect this purchase or the related termination of the power purchase agreement. However, we did receive approval from the PSCW to defer ownership costs above or below our power purchase agreement expenses for recovery or refund in a future rate case.

•
A $3.6 million increase in depreciation and amortization expense due to the acquisition of the Fox Energy Center, partially offset by a reduction in the depreciable basis of our Crane Creek Wind Project. The reduction was the result of our election to claim a Section 1603 Grant for the project in lieu of production tax credits.

•	A $2.3 million increase in maintenance expense due to a greater number of planned outages for certain of our generation plants during 2013 and maintenance costs related to the Fox Energy Center.

•	A $2.1 million increase in various costs associated with the acquisition and operation of the Fox Energy Center.

•	A $1.8 million increase in electric transmission expense.

Other Expense

Other expense decreased $2.0 million, driven by an increase in AFUDC, primarily related to environmental compliance projects at the Columbia plant.

Six Months 2013 Compared with Six Months 2012

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

Electric utility segment margins increased $24.7 million, driven by:

•
An approximate $9 million increase in margins due to a retail electric rate increase, effective January 1, 2013. For more information on our 2013 PSCW rate order, see Note 16, "Regulatory Environment."

•
An approximate $8 million net increase in margins from residential and commercial and industrial customers due to variances related to sales volumes, including the impact of decoupling. The period-over-period impact of decoupling does not directly correlate with the period-over-period impact of the change in sales volumes as our decoupling mechanism was changed in 2013. See Note 16, "Regulatory Environment," for more information.

•
An approximate $8 million increase in margins from fuel and purchased power costs that are not included in the fuel window. The margin increase was primarily due to a decline in purchased power costs as a result of the acquisition of Fox Energy Company LLC.

Operating Income

Operating income at the electric utility segment increased $10.2 million. The increase was driven by the $24.7 million increase in margins discussed above, partially offset by a $14.5 million increase in operating expenses. The increase in operating expenses was driven by:

•
A $3.6 million increase in employee benefit related expenses. The increase was driven by the amortization of negative investment returns from prior years, which increased both the pension and other postretirement benefit expenses.

•	A $3.6 million increase in electric transmission expense.

•
A $3.1 million increase in depreciation and amortization expense due to the acquisition of the Fox Energy Center, partially offset by a reduction in the depreciable basis of our Crane Creek Wind Project. The reduction is the result of our election to claim a Section 1603 Grant for the project in lieu of production tax credits.

•
A $2.8 million increase due to our deferral of the net difference between actual and rate case-approved costs resulting from the purchase of Fox Energy Company LLC. Our 2013 PSCW rate order did not reflect this purchase or the related termination of the power purchase agreement. However, we did receive approval from the PSCW to defer ownership costs above or below our power purchase agreement expenses for recovery or refund in a future rate case.

•	A $2.7 million increase in various costs associated with the acquisition and operation of the Fox Energy Center.

•	A $1.5 million increase in customer assistance expense, driven by the period-over-period change in the amortization of amounts recoverable from or refundable to customers related to energy efficiency.

•	A $1.1 million increase in maintenance expense due to maintenance costs related to the Fox Energy Center.

These increased expenses were partially offset by the $3.6 million positive impact of the deferral of pension and other employee benefit costs that will be recovered in a future rate proceeding as a result of our 2013 PSCW rate order.

Other Expense

Other expense decreased $3.6 million, driven by an increase in AFUDC, primarily related to environmental compliance projects at the Columbia plant.

Natural Gas Utility Segment Operations

	Three Months Ended June 30		Change in 2013 Over 2012	Six Months Ended June 30		Change in 2013 Over 2012
(Millions, except heating degree days)	2013	2012		2013	2012
Revenues	$63.8	$46.8	36.3%	$191.1	$165.3	15.6%
Natural gas purchased for resale	39.3	24.0	63.8%	115.7	90.2	28.3%
Margins	24.5	22.8	7.5%	75.4	75.1	0.4%

Operating and maintenance expense	16.3	16.3	—%	32.2	32.6	(1.2)%
Depreciation and amortization expense	4.0	3.8	5.3%	7.9	7.6	3.9%
Taxes other than income taxes	1.2	1.3	(7.7)%	2.5	2.7	(7.4)%
Operating income	3.0	1.4	114.3%	32.8	32.2	1.9%

Miscellaneous income	—	—	—%	0.1	—	N/A
Interest expense	(2.2)	(1.9)	15.8%	(4.3)	(3.9)	10.3%
Other expense	(2.2)	(1.9)	15.8%	(4.2)	(3.9)	7.7%

Income (loss) before taxes	$0.8	$(0.5)	N/A	$28.6	$28.3	1.1%

Retail throughput in therms
Residential	40.9	27.9	46.6%	159.3	119.2	33.6%
Commercial and industrial	24.6	17.4	41.4%	91.6	68.2	34.3%
Other	5.5	11.1	(50.5)%	11.2	17.6	(36.4)%
Total retail throughput in therms	71.0	56.4	25.9%	262.1	205.0	27.9%

Transport throughput in therms
Commercial and industrial	80.1	74.8	7.1%	192.5	175.4	9.7%

Total throughput in therms	151.1	131.2	15.2%	454.6	380.4	19.5%

Weather
Heating degree days	1,107	748	48.0%	4,910	3,612	35.9%

Second Quarter 2013 Compared with Second Quarter 2012

Margins

Natural gas utility margins are defined as natural gas utility operating revenues less the cost of natural gas purchased for resale. Management believes that natural gas utility margins provide a more meaningful basis for evaluating natural gas utility operations than natural gas utility revenues since we pass through prudently incurred natural gas commodity costs to our customers in current rates. There was an approximate 29% increase in the average per-unit cost of natural gas sold during the second quarter of 2013, which had no impact on margins.

Natural gas utility segment margins increased $1.7 million, net of the impact of decoupling, driven by a 15.2% increase in volumes sold in the second quarter of 2013. In the second quarter of 2012, margins were lower due to unusually warm weather. In 2013, higher use per customer and an increase in customers also contributed to the increase in margins.

Operating Income

Operating income at the natural gas utility segment increased $1.6 million, primarily driven by the increase in margins discussed above. Increases in our pension and other employee benefit costs have been deferred and will be recovered in a future rate proceeding as a result of our 2013 rate order. There were no other individually significant items that impacted operating expenses.

Six Months 2013 Compared with Six Months 2012

Margins

Natural gas utility margins are defined as natural gas utility operating revenues less the cost of natural gas purchased for resale. Management believes that natural gas utility margins provide a more meaningful basis for evaluating natural gas utility operations than natural gas utility revenues since we pass through prudently incurred natural gas commodity costs to our customers in current rates. There was no significant change in the average per-unit cost of natural gas sold during 2013.

Natural gas utility segment margins increased $0.3 million, driven by:

•
An approximate $3 million net increase in margins, net of the impact of decoupling, driven by a 19.5% increase in volumes sold in 2013. In 2012, margins were lower due to unusually warm weather. In 2013, higher use per customer and an increase in customers also contributed to the increase in margins.

•	An offsetting approximate $3 million decrease in margins related to our rate order effective January 1, 2013. See Note 16, "Regulatory Environment," for more information.

Operating Income

Operating income at the natural gas utility segment increased $0.6 million. This increase was primarily driven by the $0.3 million increase in margins discussed above and a $0.3 million decrease in operating expenses. Increases in our pension and other employee benefit costs have been deferred and will be recovered in a future rate proceeding as a result of our 2013 rate order. There were no other individually significant items that impacted operating expenses.

Other Segment Operations

	Three Months Ended June 30		Change in 2013 Over 2012	Six Months Ended June 30		Change in 2013 Over 2012
(Millions)	2013	2012		2013	2012
Operating income	$0.1	$0.4	(75.0)%	$0.1	$0.4	(75.0)%
Other income	3.4	3.4	—%	6.1	5.9	3.4%
Income before taxes	$3.5	$3.8	(7.9)%	$6.2	$6.3	(1.6)%

There was no material change in income before taxes for other segment operations for all periods presented.

Provision for Income Taxes

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Effective Tax Rate	37.2%	34.5%	36.8%	33.7%

Second Quarter 2013 Compared with Second Quarter 2012

Our effective tax rate increased in the second quarter of 2013. In the fourth quarter of 2012, we elected to claim and subsequently received a Section 1603 Grant for our Crane Creek Wind Project in lieu of production tax credits (PTCs). As a result, we no longer claim wind PTCs on any of our qualifying facilities.

Six Months 2013 Compared with Six Months 2012

Our effective tax rate increased in 2013. As discussed above, we no longer claim wind PTCs on any of our qualifying facilities.

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

Operating Cash Flows

During the six months ended June 30, 2013, net cash provided by operating activities was $91.7 million, compared with $107.0 million for the same period in 2012. The $15.3 million decrease in net cash provided by operating activities was driven by:

•	A $50.0 million payment in 2013 for the early termination of a tolling agreement in connection with the purchase of Fox Energy Company LLC.

•
A $22.1 million decrease in cash generated from inventory driven by an increase in cash used to purchase natural gas that was injected into storage. The increase was driven by higher natural gas prices in 2013.

•	A $21.5 million decrease in cash received from income taxes, driven by refunds received in 2012 due to changes in estimated payments made for the prior year.

•	A $7.6 million period-over-period decrease in customer prepayments and credit balances.

These decreases were partially offset by:

•	A $71.5 million decrease in contributions to pension and other postretirement benefit plans.

•
A $22.6 million period-over-period positive impact from the repayment of related party payables in 2012. Amounts previously paid to us for the unfunded nonqualified retirement plan were returned to related parties.

Investing Cash Flows

Net cash used for investing activities was $432.7 million during the six months ended June 30, 2013, compared with $70.3 million for the same period in 2012. The $362.4 million increase in net cash used for investing activities was primarily due to $391.6 million of cash used in 2013 to purchase Fox Energy Company LLC. See Note 4, "Acquisition of Fox Energy Center," for additional information regarding this acquisition. Also contributing to the increase was a $38.0 million increase in cash used for other capital expenditures (discussed below). These increases in net cash used were partially offset by a $69.0 million positive impact of the receipt of a Section 1603 Grant for the Crane Creek Wind Project in 2013.

Capital Expenditures

Capital expenditures by business segment for the six months ended June 30 were as follows:

Reportable Segment (millions)	2013	2012	Change
Electric utility	$489.4	$61.5	$427.9
Natural gas utility	14.1	12.4	1.7
WPS consolidated	$503.5	$73.9	$429.6

The increase in capital expenditures at the electric utility segment was primarily due to our purchase of Fox Energy Company LLC in 2013 and increased expenditures related to environmental compliance projects at the Columbia plant.

Financing Cash Flows

Net cash provided by financing activities was $339.1 million during the six months ended June 30, 2013, compared with $37.5 million of net cash used for financing activities for the same period in 2012. The $376.6 million period-over-period positive impact from financing activities was driven by:

•	The borrowing of $200.0 million under our term credit facility in 2013 to finance the acquisition of Fox Energy Company LLC.

•	A $160.0 million increase in equity contributions from Integrys Energy Group to support the acquisition of Fox Energy Company LLC.

•	A $75.1 million positive impact from $51.8 million of net borrowings of commercial paper in 2013, compared with $23.3 million of net repayments in 2012.

Partially offsetting these increases were the following:

•	Return of capital payments to Integrys Energy Group of $35.0 million in 2013.

•	A $22.0 million repayment of long-term debt in 2013.

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

Future Capital Requirements and Resources

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2013, including those of our subsidiary:

		Payments Due By Period
(Millions)	Total Amounts Committed	2013	2014 to 2015	2016 to 2017	2018 and Later Years
Long-term debt principal and interest payments (1)	$1,435.8	$145.5	$196.4	$179.9	$914.0
Operating lease obligations	16.9	0.6	1.5	1.1	13.7
Energy and transportation purchase obligations (2)	1,192.9	127.7	230.1	142.8	692.3
Purchase orders (3)	250.3	249.2	1.1	—	—
Pension and other postretirement funding obligations (4)	101.3	16.7	84.2	0.4	—
Uncertain tax positions	0.5	0.5	—	—	—
Total contractual cash obligations	$2,997.7	$540.2	$513.3	$324.2	$1,620.0

(1)	Represents bonds and notes issued. We record all principal obligations on the balance sheet.

(2)	The costs of energy and transportation purchase obligations are expected to be recovered in future customer rates.

(3)	Includes obligations related to normal business operations and large construction obligations.

(4)	Obligations for pension and other postretirement benefit plans, other than the Integrys Energy Group Retirement Plan, cannot reasonably be estimated beyond 2018.

The table above does not reflect estimated future payments related to the manufactured gas plant remediation liability of $65.5 million at June 30, 2013, as the amount and timing of payments are uncertain. We expect to incur costs annually to remediate these sites. See Note 9, “Commitments and Contingencies,” for more information about environmental liabilities. The table also does not reflect estimated future payments for the June 30, 2013 liability of $0.1 million related to unrecognized tax benefits, as the amount and timing of payments are uncertain. See Note 8, “Income Taxes,” for more information about unrecognized tax benefits.

Capital Requirements

Projected capital expenditures by segment for 2013 through 2015, including amounts expended through June 30, 2013, are as follows:

(Millions)
Electric Utility
Environmental projects*	$426
Acquisition of Fox Energy Center	392
Distribution and energy supply operations projects	335
Other projects	22

Natural Gas Utility
Distribution projects	92
Other projects	5
Total capital expenditures	$1,272

* Includes approximately $274 million related to the installation of ReACTTM emission control technology at Weston 3 and approximately $131 million related to the installation of scrubbers at the Columbia plant.

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

At June 30, 2013, we were in compliance with all covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 6, "Short-Term Debt and Lines of Credit," for more information on credit facilities and other short-term credit agreements. See Note 7, "Long-Term Debt," for more information on long-term debt.

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

In June 2013, President Obama announced that he was directing the EPA to re-propose carbon emission limits for new plants by September 20, 2013, and finalize them in a timely manner. The EPA was also directed to propose a rule for existing units by no later than June 1, 2014, and issue a final rule by June 1, 2015, with state implementation plans due by June 30, 2016. Facility compliance deadlines will be included in the final state plans.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act)

The Dodd-Frank Act was signed into law in July 2010. The final Commodity Futures Trading Commission (CFTC) rulemakings, which are essential to the Dodd-Frank Act's new framework for swaps regulation, are now becoming effective for certain companies and certain transactions. Some of the rules have not been finalized yet, are being challenged in court, or are subject to ongoing interpretations, clarifications, no-action letters, and other guidance being issued by the CFTC and its staff. As a result, it is difficult to predict how the CFTC's final Dodd-Frank Act rules will ultimately affect us. Certain provisions of the Dodd-Frank Act relating to derivatives could significantly increase our regulatory costs and/or collateral requirements, even for the derivatives we use to hedge our commercial risks. We continue to monitor developments related to the Dodd-Frank Act rulemakings and their potential impacts on our future financial results. At this time, we are making the necessary systems and process changes to be in a position to comply with the rules within the CFTC's implementation timelines.

Tax Law Changes

In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012. This act extends 50% bonus tax depreciation through 2013 for most capital expenditures. This bonus tax depreciation extension is anticipated to generate future cash flows in excess of $25 million through 2015.

In June 2013, Governor Walker signed into law a three-year budget bill, 2013 Wisconsin Act 20, which is effective January 1, 2014. Among other provisions, this Act will conform the Wisconsin tax code to the federal tax code with respect to tax depreciation and basis differences. This tax law change will accelerate the generation of future cash flows in excess of $5 million over a five-year amortization period through 2018.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined by Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

Date: August 6, 2013	/s/ Linda M. Kallas
Linda M. Kallas
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

WISCONSIN PUBLIC SERVICE CORPORATION
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

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

101
Financial statements from the Quarterly Report on Form 10-Q of Wisconsin Public Service Corporation for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Capitalization, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Notes To Financial Statements, and (vi) document and entity information