Form 10-Q
period 2013-09-30
WISCONSIN PUBLIC SERVICE CORP
filed 2013-11-07
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Common stock, $4 par value,
23,896,962 shares outstanding at
November 4, 2013

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2013

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions)	2013	2012	2013	2012
Operating revenues	$371.9	$378.1	$1,173.1	$1,119.8

Cost of fuel, natural gas, and purchased power	151.3	175.0	528.2	517.4
Operating and maintenance expense	115.9	103.0	340.1	316.3
Depreciation and amortization expense	27.6	24.1	78.8	72.0
Taxes other than income taxes	11.9	11.7	36.5	36.0
Operating income	65.2	64.3	189.5	178.1

Miscellaneous income	6.0	3.8	16.9	11.4
Interest expense	10.7	10.5	31.9	31.9
Other expense	(4.7)	(6.7)	(15.0)	(20.5)

Income before taxes	60.5	57.6	174.5	157.6
Provision for income taxes	22.8	14.4	64.7	48.1
Net income	37.7	43.2	109.8	109.5

Preferred stock dividend requirements	(0.7)	(0.7)	(2.3)	(2.3)
Net income attributed to common shareholder	$37.0	$42.5	$107.5	$107.2

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30	December 31
(Millions)	2013	2012
Assets
Cash and cash equivalents	$6.4	$6.5
Accounts receivable and accrued unbilled revenues, net of reserves of $3.2 and $2.5, respectively	160.7	258.3
Receivables from related parties	4.7	5.0
Inventories
Fuel and gas	78.2	76.3
Materials and supplies, at average cost	34.8	33.3
Regulatory assets	25.5	26.1
Prepaid taxes	69.1	84.7
Other current assets	13.2	13.3
Current assets	392.6	503.5

Property, plant, and equipment, net of accumulated depreciation of $1,477.5 and $1,336.0, respectively	2,834.6	2,353.0
Regulatory assets	550.7	536.2
Goodwill	36.4	36.4
Other long-term assets	129.6	92.8
Total assets	$3,943.9	$3,521.9

Liabilities and Shareholders’ Equity
Short-term debt	$314.4	$95.4
Current portion of long-term debt	125.0	147.0
Accounts payable	108.5	131.0
Payables to related parties	16.3	13.5
Regulatory liabilities	23.4	27.6
Other current liabilities	73.1	61.8
Current liabilities	660.7	476.3

Long-term debt to parent	6.6	7.2
Long-term debt	724.5	724.4
Deferred income taxes	599.0	539.0
Deferred investment tax credits	8.2	8.5
Regulatory liabilities	288.8	281.0
Environmental remediation liabilities	64.9	68.8
Pension and other postretirement benefit obligations	145.5	164.6
Payables to related parties	6.2	6.7
Other long-term liabilities	73.5	72.7
Long-term liabilities	1,917.2	1,872.9

Commitments and contingencies

Preferred stock – $100 par value; 1,000,000 shares authorized; 511,882 shares issued and outstanding	51.2	51.2
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid-in capital	723.0	555.4
Retained earnings	496.2	470.5
Total liabilities and shareholders’ equity	$3,943.9	$3,521.9

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)			September 30	December 31
(Millions, except share amounts)			2013	2012
Common stock equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares outstanding			$95.6	$95.6
Additional paid-in capital			723.0	555.4
Retained earnings			496.2	470.5
Total common stock equity			1,314.8	1,121.5

Preferred stock
Cumulative; $100 par value; 1,000,000 shares authorized with no mandatory redemption –
	Series	Shares Outstanding
	5.00%	131,916	13.2	13.2
	5.04%	29,983	3.0	3.0
	5.08%	49,983	5.0	5.0
	6.76%	150,000	15.0	15.0
	6.88%	150,000	15.0	15.0
Total preferred stock		511,882	51.2	51.2

Long-term debt to parent
	Series	Year Due
	8.76%	2015	2.5	2.8
	7.35%	2016	4.1	4.4
Total long-term debt to parent			6.6	7.2

Long-term debt
First Mortgage Bonds
	Series	Year Due
	7.125%	2023	0.1	0.1
Senior Notes
	Series	Year Due
	3.95%	2013	—	22.0
	4.80%	2013	125.0	125.0
	6.375%	2015	125.0	125.0
	5.65%	2017	125.0	125.0
	6.08%	2028	50.0	50.0
	5.55%	2036	125.0	125.0
	3.671%	2042	300.0	300.0
Total First Mortgage Bonds and Senior Notes			850.1	872.1
Unamortized discount on long-term debt			(0.6)	(0.7)
Total			849.5	871.4
Current portion of long-term debt			(125.0)	(147.0)
Total long-term debt			724.5	724.4

Total capitalization			$2,097.1	$1,904.3

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(Millions)	2013	2012
Operating Activities
Net income	$109.8	$109.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	78.8	72.0
Recoveries and refunds of regulatory assets and liabilities	(9.9)	11.4
Bad debt expense	3.4	4.1
Pension and other postretirement expense	16.9	14.3
Pension and other postretirement contributions	(38.1)	(109.5)
Deferred income taxes and investment tax credits	60.3	23.4
Repayment of related party payable	—	(22.6)
Equity income, net of dividends	(1.2)	(0.8)
Termination of tolling agreement with Fox Energy Company LLC	(50.0)	—
Other	2.3	1.9
Changes in working capital
Collateral on deposit	0.8	(0.4)
Accounts receivable and accrued unbilled revenues	25.5	31.3
Inventories	0.9	10.2
Prepaid taxes	15.6	50.4
Other current assets	2.0	(1.8)
Accounts payable	(27.5)	(12.5)
Other current liabilities	22.7	29.6
Net cash provided by operating activities	212.3	210.5

Investing Activities
Capital expenditures	(172.8)	(126.0)
Proceeds from the sale or disposal of assets	1.4	2.3
Acquisition of Fox Energy Company LLC	(391.6)	—
Grant received related to Crane Creek Wind Project	69.0	—
Other	2.7	3.4
Net cash used for investing activities	(491.3)	(120.3)

Financing Activities
Short-term debt, net	19.0	0.6
Borrowing on term credit facility	200.0	—
Repayment of long-term debt	(22.0)	—
Repayment of long-term debt to parent	(0.6)	(0.5)
Payment of dividends to parent	(81.5)	(79.1)
Equity contribution from parent	200.0	40.0
Return of capital to parent	(35.0)	(50.0)
Preferred stock dividend requirements	(2.3)	(2.3)
Other	1.3	0.5
Net cash provided by (used for) financing activities	278.9	(90.8)
Net change in cash and cash equivalents	(0.1)	(0.6)
Cash and cash equivalents at beginning of period	6.5	5.5
Cash and cash equivalents at end of period	$6.4	$4.9

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

NOTE 1 — FINANCIAL INFORMATION

As used in these notes, the term "financial statements" refers to the condensed consolidated financial statements. This includes the condensed consolidated statements of income, condensed consolidated balance sheets, condensed consolidated statements of capitalization, and condensed consolidated statements of cash flows, unless otherwise noted. In this report, when we refer to "us," "we," "our," or "ours," we are referring to WPS.

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

NOTE 2 — CASH AND CASH EQUIVALENTS

Short-term investments with an original maturity of three months or less are reported as cash equivalents.

The following is a supplemental disclosure to our statements of cash flows:

	Nine Months Ended September 30
(Millions)	2013	2012
Cash paid for interest	$22.7	$20.8
Cash received for income taxes	(2.4)	(14.2)

Cash received from income taxes decreased $11.8 million, primarily driven by refunds received in 2012 due to changes in estimated payments made for the prior year.

Construction costs funded through accounts payable totaled $29.5 million at September 30, 2013, and $15.8 million at September 30, 2012. These costs were treated as noncash investing activities.

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

The tables below show our assets and liabilities from risk management activities:

		September 30, 2013
(Millions)	Balance Sheet Presentation *	Assets	Liabilities
Natural gas contracts	Other Current	$0.3	$0.2
FTRs	Other Current	2.2	0.4
Petroleum product contracts	Other Current	—	0.1
Coal contracts	Other Current	—	2.6
Coal contracts	Other Long-term	1.5	0.1
	Other Current	2.5	3.3
	Other Long-term	1.5	0.1
Total		$4.0	$3.4

*   We classify assets and liabilities from risk management activities as current or long-term based upon the maturities of the underlying contracts.

		December 31, 2012
(Millions)	Balance Sheet Presentation *	Assets	Liabilities
Natural gas contracts	Other Current	$0.1	$0.6
FTRs	Other Current	1.2	0.1
Petroleum product contracts	Other Current	0.1	—
Coal contracts	Other Current	0.3	4.7
Coal contracts	Other Long-term	2.2	4.3
	Other Current	1.7	5.4
	Other Long-term	2.2	4.3
Total		$3.9	$9.7

*   We classify assets and liabilities from risk management activities as current or long-term based upon the maturities of the underlying contracts.

The following tables show the potential effect on our financial position of netting arrangements for recognized derivative assets and liabilities:

	September 30, 2013
(Millions)	Gross Amount	Potential Effects of Netting, Including Cash Collateral	Net Amount
Derivative assets subject to master netting or similar arrangements	$2.5	$0.6	$1.9
Derivative assets not subject to master netting or similar arrangements	1.5		1.5
Total risk management assets	$4.0		$3.4

Derivative liabilities subject to master netting or similar arrangements	$0.7	$0.6	$0.1
Derivative liabilities not subject to master netting or similar arrangements	2.7		2.7
Total risk management liabilities	$3.4		$2.8

	December 31, 2012
(Millions)	Gross Amount	Potential Effects of Netting, Including Cash Collateral	Net Amount
Derivative assets subject to master netting or similar arrangements	$1.4	$0.2	$1.2
Derivative assets not subject to master netting or similar arrangements	2.5		2.5
Total risk management assets	$3.9		$3.7

Derivative liabilities subject to master netting or similar arrangements	$0.7	$0.7	$—
Derivative liabilities not subject to master netting or similar arrangements	9.0		9.0
Total risk management liabilities	$9.7		$9.0

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

Financial collateral received or provided is restricted to the extent that it is required per the terms of the related agreements. The following table shows our cash collateral positions:

(Millions)	September 30, 2013	December 31, 2012
Cash collateral provided to others related to contracts under master netting or similar arrangements *	$3.5	$4.3

*   Reflected in other current assets on the balance sheets.

The following table shows the unrealized gains (losses) recorded related to derivative contracts:

		Three Months Ended September 30		Nine Months Ended September 30
(Millions)	Financial Statement Presentation	2013	2012	2013	2012
Natural gas	Balance Sheet — Regulatory assets (current)	$(0.2)	$0.3	$0.3	$2.8
Natural gas	Balance Sheet — Regulatory liabilities (current)	—	0.3	(0.1)	0.6
Natural gas	Balance Sheet — Regulatory liabilities (long-term)	—	0.1	—	0.1
Natural gas	Income Statement — Cost of fuel, natural gas, and purchased power	—	0.1	—	0.2
FTRs	Balance Sheet — Regulatory assets (current)	0.8	—	—	(0.6)
FTRs	Balance Sheet — Regulatory liabilities (current)	—	—	(0.3)	0.3
Petroleum	Balance Sheet — Regulatory assets (current)	0.1	0.2	—	0.1
Petroleum	Balance Sheet — Regulatory liabilities (current)	—	0.1	—	0.1
Petroleum	Income Statement — Operating and maintenance expense	(0.1)	—	(0.1)	—
Coal	Balance Sheet — Regulatory assets (current)	(0.6)	0.7	2.1	(2.5)
Coal	Balance Sheet — Regulatory assets (long-term)	0.2	(0.1)	4.2	0.1
Coal	Balance Sheet — Regulatory liabilities (current)	—	—	(0.3)	—
Coal	Balance Sheet — Regulatory liabilities (long-term)	1.5	—	(0.7)	—

We had the following notional volumes of outstanding derivative contracts:

	September 30, 2013			December 31, 2012
Commodity	Purchases	Sales	Other Transactions	Purchases	Other Transactions
Natural gas (millions of therms)	200.2	—	N/A	86.1	N/A
FTRs (millions of kilowatt-hours)	N/A	N/A	5,524.8	N/A	3,838.2
Petroleum products (barrels)	36,803.0	9,000.0	N/A	33,002.0	N/A
Coal contract (millions of tons)	5.1	N/A	N/A	5.1	N/A

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

The purchase price was allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, as follows:

(Millions)
Assets acquired (1)
Inventories - materials and supplies	$3.0
Other current assets	0.4
Property, plant, and equipment	374.4
Other long-term assets (2)	15.6
Total assets acquired	$393.4

Liabilities assumed
Accounts payable	$1.8
Total liabilities assumed	$1.8

(1)	Relates to the electric utility segment.

(2)	Intangible assets recorded for contractual services agreements. See Note 5, "Goodwill and Other Intangible Assets," for more information.

Prior to the purchase, we supplied natural gas for the facility and purchased 500 megawatts of capacity and the associated energy output under a tolling arrangement. We paid $50.0 million for the early termination of the tolling arrangement. This amount was recorded as a regulatory asset, as we are authorized recovery by the PSCW. In the current rate case, we proposed amortizing the regulatory asset over a nine-year period, beginning January 1, 2014. This has not been challenged, and we expect PSCW approval in the final decision in this rate case.

The purchase was financed with a combination of short-term debt, cash provided by operations, and an equity contribution from our parent, Integrys Energy Group, Inc. We intend to replace the short-term debt in the fourth quarter of 2013 with long-term financing.

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

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

We had no changes to the carrying amount of goodwill during the nine months ended September 30, 2013, and 2012. In the second quarter of 2013, we completed our annual goodwill impairment test, and no impairment resulted from this test.

Our intangible assets consist of contractual service agreements that provide for major maintenance and protection against unforeseen maintenance costs related to the combustion turbine generators at the Fox Energy Center. These contractual service agreements are included in other long-term assets on the balance sheet. At September 30, 2013, the gross carrying amount, accumulated amortization, and net carrying amount of these intangibles were $15.6 million, $1.2 million, and $14.4 million, respectively. The remaining amortization period at September 30, 2013, was approximately seven years. Amortization expense recorded as a component of depreciation and amortization expense in the statements of income for the three and nine months ended September 30, 2013, was $0.6 million and $1.2 million, respectively.

The following table shows our estimated amortization expense for the next five years, including amounts recorded through September 30, 2013:

	For the Year Ending December 31
(Millions)	2013	2014	2015	2016	2017
Amortization to be recorded in depreciation and amortization expense	$1.8	$2.2	$2.2	$2.2	$2.2

NOTE 6 — SHORT-TERM DEBT AND LINES OF CREDIT

Our outstanding short-term borrowings were as follows:

(Millions, except percentages)	September 30, 2013	December 31, 2012
Commercial paper	$114.4	$95.4
Average discount rate on commercial paper	0.15%	0.24%
Loan under term credit facility	$200.0	$—
Average interest rate on loan under term credit facility	0.78%	—

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2013, and 2012, was $88.4 million and $156.3 million, respectively.

We manage our liquidity by maintaining adequate external financing commitments. The information in the table below relates to our short-term debt and revolving credit facilities used to support our commercial paper borrowing program, including remaining available capacity under these facilities:

(Millions)	Maturity	September 30, 2013	December 31, 2012
Revolving credit facility	05/17/2014	$135.0	$135.0
Revolving credit facility	06/13/2017	115.0	115.0
Term credit facility	12/31/2013	200.0	—

Total short-term credit capacity		$450.0	$250.0

Less:
Loan outstanding under term credit facility		$200.0	$—
Commercial paper outstanding		114.4	95.4

Available capacity under existing agreements		$135.6	$154.6

The loan outstanding under our term credit facility relates to the purchase of Fox Energy Company LLC and must be repaid upon the earlier of our issuance of replacement long-term debt or December 31, 2013. See Note 4, "Acquisition of Fox Energy Center," for more information. The commercial paper outstanding at September 30, 2013, had maturity dates ranging from October 1, 2013, through October 22, 2013.

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

NOTE 8 — INCOME TAXES

We calculate our interim period provision for income taxes based on our projected annual effective tax rate as adjusted for certain discrete items.

The table below shows our effective tax rates:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Effective Tax Rate	37.7%	25.0%	37.1%	30.5%

Our effective tax rate normally differs from the federal statutory tax rate of 35% due to additional provision for state income tax obligations. Other significant items that had an impact on our effective tax rates are noted below.

Our effective tax rates for the three and nine months ended September 30, 2012, were lower than the federal statutory tax rate of 35%. These differences were partially due to a $5.9 million decrease in the provision for income taxes resulting from our 2013 rate case settlement agreement. In the third quarter of 2012, we recorded a regulatory asset after the settlement agreement authorized recovery of deferred income taxes expensed in previous years in connection with the 2010 federal health care reform. See Note 16, "Regulatory Environment," for more information. Our effective tax rates were also impacted by the federal income tax benefit of tax credits related to wind production and other miscellaneous tax adjustments.

During the three and nine months ended September 30, 2013, there was not a significant change in our liability for unrecognized tax benefits.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

(a) Unconditional Purchase Obligations and Purchase Order Commitments

We routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. The following table shows our minimum future commitments related to these purchase obligations as of September 30, 2013.

			Payments Due By Period
(Millions)	Date Contracts Extend Through	Total Amounts Committed	2013	2014	2015	2016	2017	Later Years
Electric utility
Purchased power	2029	$783.8	$35.7	$61.3	$32.0	$28.2	$27.0	$599.6
Coal supply and transportation	2018	110.6	17.3	44.4	31.9	9.5	6.0	1.5
Natural gas utility supply and transportation	2024	281.8	12.6	46.6	43.3	39.5	38.4	101.4
Total		$1,176.2	$65.6	$152.3	$107.2	$77.2	$71.4	$702.5

We also had commitments of $365.0 million in the form of purchase orders issued to various vendors at September 30, 2013, that relate to normal business operations, including construction projects.

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

As mentioned above, the Consent Decree contains a requirement to refuel, repower, and/or retire certain Weston and Pulliam units. As of September 30, 2013, no decision had been made on how to address this requirement. Therefore, retirement of the Weston and Pulliam units mentioned in the Consent Decree was not considered probable.

We believe that significant costs prudently incurred as a result of complying with the terms of the Consent Decree, with the exception of the civil penalty, will be recoverable from customers.

In May 2010, we received from the Sierra Club a Notice of Intent to file a civil lawsuit based on allegations that we violated the CAA at the Weston and Pulliam plants. We entered into a Standstill Agreement with the Sierra Club by which the parties agreed to negotiate as part of the EPA NOV process, rather than litigate. The Standstill Agreement ended in October 2012, but no further action has been taken by the Sierra Club as of September 30, 2013. It is unknown whether the Sierra Club will take further action in the future.

Columbia and Edgewater CAA Issues:
In December 2009, the EPA issued an NOV to Wisconsin Power and Light (WP&L), the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric and us. The NOV alleges violations of the CAA's New Source Review requirements related to certain projects completed at those plants. We, WP&L, and Madison Gas and Electric (Joint Owners) reached a settlement agreement with the EPA regarding this NOV and signed a Consent Decree. This Consent Decree was approved by the Court in June 2013, after a public comment period. The final Consent Decree includes:

•	the installation of emission control technology, including scrubbers at the Columbia plant,

•	changed operating conditions (including refueling, repowering, and/or retirement of units),

•	limitations on plant emissions,

•	beneficial environmental projects, with our portion totaling $1.3 million (various options, including capital projects, are available), and

•	our portion of a civil penalty and legal fees totaling $0.4 million.

As mentioned above, the Consent Decree contains a requirement to refuel, repower, and/or retire certain of the Columbia and Edgewater units. As of September 30, 2013, no decision had been made on how to address this requirement. Therefore, retirement of the Colombia and Edgewater units mentioned in the Consent Decree was not considered probable.

We believe that significant costs prudently incurred as a result of complying with the terms of the Consent Decree, with the exception of the civil penalty, will be recoverable from customers.

In September 2010, the Sierra Club filed a lawsuit against WP&L, which included allegations that modifications made at the Edgewater plant did not comply with the CAA. A similar case had also been filed by the Sierra Club related to the Columbia plant but was dismissed without prejudice due to the impending settlement and Consent Decree. As part of the Consent Decree settlement, the Sierra Club filed a new lawsuit related to the Columbia plant, which gave notice of the filing of the Consent Decree. Both Sierra Club lawsuits against WP&L were dismissed when the Consent Decree was approved by the Court.

Weston Title V Air Permit:
In November 2010, the WDNR provided a draft revised permit for the Weston 4 plant. We objected to proposed changes in mercury limits and requirements on the boilers as beyond the authority of the WDNR and met with the WDNR to resolve these issues. In September 2011, the WDNR issued an updated draft revised permit and a request for public comments. Due to the significance of the changes to the draft revised permit, the WDNR re-issued the draft revised permit for additional comments in February 2013. In July 2012, Clean Wisconsin filed a lawsuit against the WDNR alleging failure to issue or delay in issuing the Weston Title V permit. We and the WDNR both filed motions to dismiss Clean Wisconsin's lawsuit, which the Court granted in February 2013. Clean Wisconsin appealed this decision but voluntarily filed a dismissal of its appeal in July 2013, closing the lawsuit. The dismissal resulted from the WDNR sending the proposed permit to the EPA for action. Later in July 2013, the WDNR issued the air permit. In September 2013, we challenged various requirements in the permit by filing a contested case proceeding with the WDNR and also filed a Petition for Review in the Brown County Circuit Court. The Sierra Club and Clean Wisconsin also filed Petitions for Review and requests for contested case proceedings regarding various aspects of the permit. On October 14, 2013, the WDNR granted all parties' requests for contested case proceedings, except one issue where they asked for clarifying information from us. The Petitions for Review, by all parties, have been stayed pending the resolution of the contested cases.

Columbia Title V Air Permit:
In February 2011, the Sierra Club filed a lawsuit against the EPA seeking to have the EPA take over the Title V permit process from the WDNR for the Columbia plant. The Sierra Club alleged the EPA must now act on the reconsideration of the Title V permit since the WDNR has exceeded its time frame in which to respond to an EPA order issued in 2009. In May 2011, the WDNR issued a revised draft Title V permit in response to the EPA's order. In June 2012, WP&L received notice from the EPA of the EPA's proposal for WP&L to apply for a federally-issued Title V permit since the WDNR had not addressed the EPA's objections to the Title V permit issued for the Columbia plant. Based on the entry of the Consent Decree, which covers the Columbia plant, the EPA has withdrawn its order, and this matter is now closed. This matter did not have a material impact on our financial statements.

WDNR Issued NOVs:
Since 2008, we received four NOVs from the WDNR alleging various violations of the different air permits for the entire Weston plant and Weston 1, Weston 2, and Weston 4 individually. We also received an NOV for a clerical error involving pages missing from a quarterly report for Weston. Corrective actions were taken for the events in the five NOVs. In December 2011, the WDNR referred several of the claims in the NOVs to the state Justice Department for enforcement. In August 2013, we and the state Justice Department reached a settlement on these claims, which did not have a material impact on our financial statements.

Weston 4 Construction Permit

From 2004 to 2009, the Sierra Club filed various petitions objecting to the construction permit issued for the Weston 4 plant. In June 2010, the Wisconsin Court of Appeals affirmed the Weston 4 construction permit, but directed the WDNR to reopen the permit to set specific visible emissions limits. In July 2010, we, the WDNR, and the Sierra Club filed Petitions for Review with the Wisconsin Supreme Court. In March 2011, the Wisconsin Supreme Court denied all Petitions for Review. Other than the specific visible emissions limits issue, all other challenges to the construction permit are now resolved. We are working with the WDNR to resolve this issue as part of the current Title V air permit issued in July 2013 and subsequent proceedings discussed above. We do not expect this matter to have a material impact on our financial statements.

Mercury and Interstate Air Quality Rules

Mercury:
The State of Wisconsin's mercury rule requires a 40% reduction from historical baseline mercury emissions, beginning January 1, 2010, through the end of 2014. Beginning in 2015, electric generating units above 150 megawatts will be required to reduce mercury emissions by 90% from the historical baseline. Reductions can be phased in and the 90% target delayed until 2021 if additional sulfur dioxide and nitrogen oxide reductions are implemented. By 2015, electric generating units above 25 megawatts, but less than 150 megawatts, must reduce their mercury emissions to a level defined by the Best Available Control Technology rule. As of September 30, 2013, we estimate capital costs of approximately $9 million for our wholly owned plants to achieve the required reductions. The capital costs are expected to be recovered in future rates.

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

Under CAIR, units affected by the Best Available Retrofit Technology (BART) rule were considered in compliance with BART for sulfur dioxide and nitrogen oxide emissions if they were in compliance with CAIR. This determination was updated when CSAPR was issued (CSAPR satisfied BART), and the EPA has not revised it to reflect the reinstatement of CAIR. Although particulate emissions also contribute to visibility impairment, the WDNR's modeling has shown the impairment to be so insignificant that additional capital expenditures on controls may not be warranted.

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

We are responsible for the environmental remediation of ten sites, of which seven have been transferred to the EPA Superfund Alternative Sites Program. Under the EPA's program, the remedy decisions at these sites will be made using risk-based criteria typically used at Superfund sites. As of September 30, 2013, we estimated and accrued for $64.9 million of future undiscounted investigation and cleanup costs for all sites. We may adjust these estimates in the future due to remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages. As of September 30, 2013, cash expenditures for environmental remediation not yet recovered in rates were $13.0 million. We recorded a regulatory asset of $77.9 million at September 30, 2013, which is net of insurance recoveries received of $25.8 million, related to the expected recovery through rates of both cash expenditures and estimated future expenditures. Under current PSCW policies, we may not recover carrying costs associated with the cleanup expenditures.

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

NOTE 10 — EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic benefit cost (including amounts capitalized to our balance sheets) for our benefit plans:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$2.7	$3.2	$8.1	$9.6	$2.6	$2.1	$7.9	$6.4
Interest cost	7.6	8.5	22.9	25.5	3.4	3.8	10.1	11.3
Expected return on plan assets	(14.3)	(13.8)	(42.9)	(41.5)	(3.7)	(3.6)	(11.1)	(10.9)
Amortization of transition obligation	—	—	—	—	—	0.1	—	0.2
Amortization of prior service cost (credit)	0.9	1.1	2.7	3.4	(0.6)	(0.8)	(1.6)	(2.3)
Amortization of net actuarial loss	6.0	3.7	18.0	11.1	1.9	1.4	5.6	4.2
Net periodic benefit cost	$2.9	$2.7	$8.8	$8.1	$3.6	$3.0	$10.9	$8.9

Transition obligations, prior service costs (credits), and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost are recorded as net regulatory assets.

We make contributions to our plans in accordance with legal and tax requirements. These contributions do not necessarily occur evenly throughout the year. During the nine months ended September 30, 2013, we contributed $38.0 million to our pension plans and $0.1 million to our other postretirement benefit plans. We expect to contribute an additional $0.8 million to our pension plans and $15.6 million to our other postretirement benefit plans during the remainder of 2013, dependent upon various factors affecting us, including our liquidity position and tax law changes.

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

The following table reflects the stock-based compensation expense and the related deferred tax benefit recognized in income for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2013	2012	2013	2012
Stock options	$0.2	$0.2	$0.5	$0.4
Performance stock rights	0.4	0.1	1.7	1.8
Restricted share units	0.8	0.8	2.6	2.7
Total stock-based compensation expense	$1.4	$1.1	$4.8	$4.9
Deferred income tax benefit	$0.6	$0.4	$1.9	$2.0

No stock-based compensation cost was capitalized during the three and nine months ended September 30, 2013, and 2012.

Stock Options

The fair value of stock option awards granted is estimated using a binomial lattice model. The expected term of option awards is derived from the output of the binomial lattice model and represents the period of time that options are expected to be outstanding. The risk-free interest rate is based on the United States Treasury yield curve. The expected dividend yield incorporates the current and historical dividend rate of Integrys Energy Group. The expected stock price volatility is estimated using its 10-year historical volatility. The following table shows the weighted-average fair value per stock option granted during the nine months ended September 30, 2013, along with the assumptions incorporated into the valuation model:

February 2013 Grant
Weighted-average fair value per option	$6.03
Expected term	5 years
Risk-free interest rate	0.18% – 2.11%
Expected dividend yield	5.33%
Expected volatility	24%

A summary of stock option activity for the nine months ended September 30, 2013, and information related to outstanding and exercisable stock options at September 30, 2013, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2012	66,852	$49.95
Granted	19,364	56.00
Exercised	(33,473)	49.28
Outstanding at September 30, 2013	52,743	$52.60	7.2	$0.2
Exercisable at September 30, 2013	15,291	$51.49	4.0	$0.1

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on September 30, 2013. This is calculated as the difference between Integrys Energy Group’s closing stock price on September 30, 2013, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the nine months ended September 30, 2013, and 2012, was not significant.

As of September 30, 2013, future compensation cost expected to be recognized for unvested and outstanding stock options was not significant.

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

A summary of the activity for the nine months ended September 30, 2013, related to performance stock rights accounted for as equity awards is presented below:

	Performance Stock Rights	Weighted-Average Fair Value (2)
Outstanding at December 31, 2012	4,908	$66.95
Granted	1,374	48.50
Award modifications (1)	2,601	39.80
Distributed	(4,318)	74.53
Adjustment for final payout	996	74.53
Outstanding at September 30, 2013	5,561	$45.16

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

The weighted-average grant date fair value of performance stock rights awarded during the nine months ended September 30, 2013, and 2012, was $48.50 and $52.70 per performance stock right, respectively.

A summary of the activity for the nine months ended September 30, 2013, related to performance stock rights accounted for as liability awards is presented below:

Performance Stock Rights
Outstanding at December 31, 2012	6,774
Granted	5,489
Award modifications *	(2,601)
Distributed	(573)
Adjustment for final payout	133
Outstanding at September 30, 2013	9,222

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

The weighted-average fair value of all outstanding performance stock rights accounted for as liability awards as of September 30, 2013, was $48.91 per performance stock right.

As of September 30, 2013, future compensation cost expected to be recognized for unvested and outstanding performance stock rights (equity and liability awards) was not significant.

The total intrinsic value of performance stock rights distributed during the nine months ended September 30, 2013, and 2012, was not significant.

Restricted Share Units

A summary of the activity related to all restricted share unit awards (equity and liability awards) for the nine months ended September 30, 2013, is presented below:

	Restricted Share Unit Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2012	67,954	$48.26
Granted	23,055	56.05
Dividend equivalents	2,304	52.02
Vested and released	(28,079)	46.20
Outstanding at September 30, 2013	65,234	$52.04

As of September 30, 2013, $1.4 million of compensation cost related to these awards was expected to be recognized over a weighted-average period of 2.3 years.

The total intrinsic value of restricted share unit awards vested and released during the nine months ended September 30, 2013, and 2012, was $1.6 million and $1.5 million, respectively. The actual tax benefit realized for the tax deductions from the vesting and release of restricted share units during the nine months ended September 30, 2013, and 2012, was not significant.

The weighted-average grant date fair value of restricted share units awarded during the nine months ended September 30, 2013, and 2012, was $56.05 and $53.24 per unit, respectively.

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

As of September 30, 2013, total restricted net assets were $1,313.2 million. Our equity in undistributed earnings of 50% or less owned investees accounted for by the equity method was $28.9 million at September 30, 2013.

Except for the restrictions described above and subject to applicable law, we do not have any other significant dividend restrictions.

Integrys Energy Group may provide equity contributions to us or request a return of capital from us in order to maintain utility common equity levels consistent with those allowed by the PSCW. Wisconsin law prohibits us from making loans to or guaranteeing obligations of Integrys Energy Group or its other subsidiaries. During the nine months ended September 30, 2013, we received $200.0 million of equity contributions from Integrys Energy Group, paid common stock dividends of $81.5 million to Integrys Energy Group, and returned $35.0 million of capital to Integrys Energy Group.

NOTE 13 — VARIABLE INTEREST ENTITIES

We had a variable interest in Fox Energy Company LLC through a power purchase agreement related to the cost of fuel. In connection with the purchase of Fox Energy Company LLC in March 2013, we paid $50.0 million for the early termination of this 500-megawatt agreement. See Note 4, "Acquisition of Fox Energy Center," for more information regarding this purchase. We evaluated this variable interest entity for possible consolidation and determined that consolidation was not required since we were not the primary beneficiary of the variable interest entity. The assets and liabilities on our December 31, 2012, balance sheet that related to our involvement with this variable interest entity pertained to working capital accounts and represented the amounts we owed for current deliveries of power.

NOTE 14 — FAIR VALUE

Fair Value Measurements

A fair value measurement is required to reflect the assumptions market participants would use in pricing an asset or liability based on the best available information. These assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model.

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

The following tables show assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2013
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets
Natural gas contracts	$0.3	$—	$—	$0.3
Financial transmission rights (FTRs)	—	—	2.2	2.2
Coal contracts	—	—	1.5	1.5
Total	$0.3	$—	$3.7	$4.0

Risk management liabilities
Natural gas contracts	$0.2	$—	$—	$0.2
FTRs	—	—	0.4	0.4
Petroleum product contracts	0.1	—	—	0.1
Coal contracts	—	—	2.7	2.7
Total	$0.3	$—	$3.1	$3.4

	December 31, 2012
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets
Natural gas contracts	$0.1	$—	$—	$0.1
FTRs	—	—	1.2	1.2
Petroleum product contracts	0.1	—	—	0.1
Coal contracts	—	—	2.5	2.5
Total	$0.2	$—	$3.7	$3.9

Risk management liabilities
Natural gas contracts	$0.6	$—	$—	$0.6
FTRs	—	—	0.1	0.1
Coal contracts	—	—	9.0	9.0
Total	$0.6	$—	$9.1	$9.7

The risk management assets and liabilities listed in the tables above include NYMEX futures and options, as well as financial contracts used to manage transmission congestion costs in the MISO market. NYMEX contracts are valued using the NYMEX end-of-day settlement price, which is a Level 1 input. The valuation for FTRs is derived from historical data from MISO, which is considered a Level 3 input. The valuation for physical coal contracts categorized in Level 3 is based on significant assumptions made to extrapolate prices from the last quoted period through the end of the transaction term. For more information on our derivative instruments, see Note 3, "Risk Management Activities." There were no transfers between the levels of the fair value hierarchy during the three or nine months ended September 30, 2013, and 2012.

The significant unobservable inputs used in the valuation that resulted in categorization within Level 3 were as follows at September 30, 2013. The amounts and percentages listed in the table below represent the range of unobservable inputs that individually had a significant impact on the fair value determination and caused a derivative to be classified as Level 3.

	Fair Value (Millions)
	Assets	Liabilities	Valuation Technique	Unobservable Input	Average or Range
FTRs	$2.2	$0.4	Market-based	Forward market prices ($/megawatt-month) (1)	$116.47
Coal contract	1.5	2.7	Market-based	Forward market prices ($/ton) (2)	$12.21 - $14.63

(1)	Represents forward market prices developed using historical cleared pricing data from MISO.

(2)	Represents third-party forward market pricing.

Significant changes in historical settlement prices and forward coal prices would result in a directionally similar significant change in fair value.

The following tables set forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(Millions)	FTRs	Coal Contracts	Total	FTRs	Coal Contracts	Total
Balance at the beginning of period	$2.1	$(2.3)	$(0.2)	$1.1	$(6.5)	$(5.4)
Net realized gains included in earnings	1.5	—	1.5	2.5	—	2.5
Net unrealized gains (losses) recorded as regulatory assets or liabilities	0.8	(4.5)	(3.7)	(0.3)	2.2	1.9
Purchases	—	—	—	3.2	—	3.2
Sales	—	—	—	(0.1)	—	(0.1)
Settlements	(2.6)	5.6	3.0	(4.6)	3.1	(1.5)
Balance at the end of period	$1.8	$(1.2)	$0.6	$1.8	$(1.2)	$0.6

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(Millions)	FTRs	Coal Contracts	Total	FTRs	Coal Contracts	Total
Balance at the beginning of period	$2.5	$(9.8)	$(7.3)	$1.2	$(6.9)	$(5.7)
Net realized (losses) gains included in earnings	(0.6)	—	(0.6)	1.4	—	1.4
Net unrealized gains (losses) recorded as regulatory assets or liabilities	—	2.1	2.1	(0.3)	1.5	1.2
Purchases	—	—	—	2.8	—	2.8
Sales	—	—	—	(0.1)	—	(0.1)
Settlements	(0.2)	(1.6)	(1.8)	(3.3)	(3.9)	(7.2)
Balance at the end of period	$1.7	$(9.3)	$(7.6)	$1.7	$(9.3)	$(7.6)

Unrealized gains and losses on FTRs and coal contracts are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on FTRs, as well as the related transmission congestion costs, are recorded in cost of fuel, natural gas, and purchased power on the statements of income.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value.

	September 30, 2013		December 31, 2012
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$849.5	$858.4	$871.4	$966.2
Long-term debt to parent	6.6	7.2	7.2	8.2
Preferred stock	51.2	61.8	51.2	52.8

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

NOTE 15 — MISCELLANEOUS INCOME

Total miscellaneous income was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2013	2012	2013	2012
Earnings from equity-method investments	$2.8	$2.6	$8.6	$8.2
Equity portion of AFUDC	2.9	0.7	6.6	1.5
Key executive life insurance for retired employees	0.1	—	1.0	1.0
Other	0.2	0.5	0.7	0.7
Total miscellaneous income	$6.0	$3.8	$16.9	$11.4

NOTE 16 — REGULATORY ENVIRONMENT

Wisconsin

2014 Rate Case

In March 2013, we filed an application with the PSCW to increase retail electric and natural gas rates $71.1 million and $19.0 million, respectively, with rates proposed to be effective January 1, 2014. The filing includes a request for a 10.75% return on common equity and a common equity ratio of 51.11% in our regulatory capital structure. The proposed retail electric rate increase is primarily driven by the purchase and operation of the Fox Energy Center, the completion of a one-time fuel refund to customers in 2013, increased electric transmission costs, additional construction related to the installation of environmental controls and the improvement of electric reliability, the recovery of pension and other employee benefit costs deferred in 2013 rates, and general inflation. Partially offsetting these increases are lower purchased power capacity costs and a refund to customers resulting from our decoupling mechanism. The proposed retail natural gas rate increase is generally the result of the recovery of amounts related to decoupling, increased costs of inspecting natural gas lines for safety, the recovery of pension and other employee benefit costs deferred in 2013 rates, and general inflation.

In August 2013, the PSCW Staff submitted testimony and recommended rate increases of $9.3 million and $7.8 million for retail electric and natural gas, respectively, reflecting a 10.20% return on common equity. Their recommendation also included a common equity ratio of 50.14% in our regulatory capital structure. The PSCW held both technical and public hearings in September 2013. In October 2013, we issued an initial brief revising our requested retail electric and natural gas rate increases to approximately $60 million and approximately $14 million, respectively, including a reduced return on common equity of 10.60%. Included in these revised amounts, is our request for recovery of $1.7 million for the Wisconsin retail allocation of environmental remediation capital and operating costs related to our Consent Decree with the EPA. See Note 9, "Commitments and Contingencies," for more information. Finally, we requested the removal of the annual caps associated with the decoupling mechanism that is currently in place. Our revised request is a result of our current position on contested issues. New rates are expected to be effective January 1, 2014.

2013 Rates

In December 2012, the PSCW issued an order approving a settlement agreement, effective January 1, 2013. The settlement agreement included a $28.5 million imputed retail electric rate increase, partially offset by the actual 2012 fuel refund of $20.5 million. The difference between the 2012 fuel refund and the rate increase is being deferred for recovery in a future rate proceeding. As a result, there was no change to customers' 2013 retail electric rates. The settlement agreement also included a $3.4 million retail natural gas rate decrease, which included a deferral of $2.1 million of pension and other employee benefit costs that will be recovered in a future rate proceeding. The 2013 electric and natural gas rates were reduced based on updated December 31, 2012, pension and other employee benefit cost estimates, which were filed with the PSCW in March 2013. The settlement agreement reflected a 10.30% return on common equity and a common equity ratio of 51.61% in our regulatory capital structure. In addition, we were authorized recovery of $5.9 million related to income tax amounts previously expensed due to the Federal Health Care Reform Act. As a result, this amount was recorded as a regulatory asset in 2012, and recovery from customers began in 2013. The settlement agreement also authorized the recovery of direct Cross State Air Pollution Rule (CSAPR) costs incurred through the end of 2012. Lastly, the settlement agreement authorized us to switch from production tax credits to Section 1603 Grants for the Crane Creek Wind Project.

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

2012 Rates

In December 2011, the PSCW issued a final written order, effective January 1, 2012. It authorized an electric rate increase of $8.1 million and required a natural gas rate decrease of $7.2 million. The electric rate increase was driven by projected increases in fuel and purchased power costs. However, to the extent that actual fuel and purchased power costs exceeded a 2% price variance from costs included in rates, they were deferred for recovery or refund in a future rate proceeding. The rate order allowed for the netting of the 2010 electric decoupling under-collection with the 2011 electric decoupling over-collection and reflected reduced contributions to the Focus on Energy Program. The rate order also allowed for the deferral of direct CSAPR compliance costs, including carrying costs.

NOTE 17 — SEGMENTS OF BUSINESS

At September 30, 2013, we reported three segments. We manage our reportable segments separately due to their different operating and regulatory environments. Our principal business segments are the regulated electric utility operations and the regulated natural gas utility operations. The other segment includes nonutility activities, as well as equity earnings from our investments in WRPC and WPS Investments, LLC, which holds an interest in ATC.

The table below presents information related to our reportable segments:

	Regulated Utilities
(Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated
Three Months Ended September 30, 2013
External revenues	$331.7	$40.2	$371.9	$—	$—	$371.9
Intersegment revenues	—	4.1	4.1	0.5	(4.6)	—
Depreciation and amortization expense	23.6	3.9	27.5	0.2	(0.1)	27.6
Miscellaneous income	2.8	—	2.8	3.2	—	6.0
Interest expense	7.9	2.1	10.0	0.7	—	10.7
Provision (benefit) for income taxes	23.8	(2.0)	21.8	1.0	—	22.8
Preferred stock dividend requirements	(0.6)	(0.1)	(0.7)	—	—	(0.7)
Net income (loss) attributed to common shareholder	38.3	(3.0)	35.3	1.7	—	37.0

	Regulated Utilities
(Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated
Three Months Ended September 30, 2012
External revenues	$343.1	$35.0	$378.1	$—	$—	$378.1
Intersegment revenues	—	4.4	4.4	0.3	(4.7)	—
Depreciation and amortization expense	20.3	3.8	24.1	0.1	(0.1)	24.1
Miscellaneous income	0.8	0.1	0.9	2.9	—	3.8
Interest expense	8.0	2.0	10.0	0.5	—	10.5
Provision (benefit) for income taxes	17.3	(3.8)	13.5	0.9	—	14.4
Preferred stock dividend requirements	(0.6)	(0.1)	(0.7)	—	—	(0.7)
Net income (loss) attributed to common shareholder	43.9	(2.7)	41.2	1.3	—	42.5

	Regulated Utilities
(Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated
Nine Months Ended September 30, 2013
External revenues	$946.0	$227.1	$1,173.1	$—	$—	$1,173.1
Intersegment revenues	—	8.3	8.3	1.1	(9.4)	—
Depreciation and amortization expense	66.9	11.8	78.7	0.5	(0.4)	78.8
Miscellaneous income	6.5	0.1	6.6	10.3	—	16.9
Interest expense	23.8	6.4	30.2	1.7	—	31.9
Provision for income taxes	52.9	8.9	61.8	2.9	—	64.7
Preferred stock dividend requirements	(1.9)	(0.4)	(2.3)	—	—	(2.3)
Net income attributed to common shareholder	87.1	14.4	101.5	6.0	—	107.5

	Regulated Utilities
(Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated
Nine Months Ended September 30, 2012
External revenues	$922.6	$197.2	$1,119.8	$—	$—	$1,119.8
Intersegment revenues	—	7.5	7.5	1.0	(8.5)	—
Depreciation and amortization expense	60.5	11.4	71.9	0.5	(0.4)	72.0
Miscellaneous income	1.4	0.1	1.5	9.9	—	11.4
Interest expense	24.4	5.9	30.3	1.6	—	31.9
Provision for income taxes	38.8	6.9	45.7	2.4	—	48.1
Preferred stock dividend requirements	(1.9)	(0.4)	(2.3)	—	—	(2.3)
Net income attributed to common shareholder	86.5	14.6	101.1	6.1	—	107.2

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

The table below includes information summarizing transactions entered into with related parties as of:

(Millions)	September 30, 2013	December 31, 2012
Notes payable *
Integrys Energy Group	$6.6	$7.2
Accounts Payable
ATC	10.1	9.2
Liability related to income tax allocation
Integrys Energy Group	6.9	7.4

*	WPS Leasing, our consolidated subsidiary, has a note payable to our parent company, Integrys Energy Group.

In addition to the above transactions, $22.6 million was repaid to related parties during 2012 for amounts previously paid to us for the unfunded nonqualified retirement plan.

The following table shows activity associated with related party transactions:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2013	2012	2013	2012
Electric transactions
Sales to UPPCO	$6.4	$6.1	$17.7	$17.1
Natural gas transactions
Sales to Integrys Energy Services	0.1	0.1	0.3	0.5
Purchases from Integrys Energy Services	0.2	0.1	0.6	0.5
Interest expense (1)
Integrys Energy Group	0.1	0.1	0.4	0.4
Transactions with equity-method investees
Charges from ATC for network transmission services	24.6	23.5	73.8	70.6
Charges to ATC for services and construction	1.9	1.8	6.0	6.9
Net proceeds from WRPC sales of energy to MISO	—	0.6	—	2.4
Purchases of energy from WRPC	1.0	1.2	3.0	3.7
Charges to WRPC for operations	0.2	0.2	0.7	0.6
Equity earnings from WPS Investments, LLC (2)	2.5	2.5	7.6	7.6

(1)	WPS Leasing, our consolidated subsidiary, has a note payable to our parent company, Integrys Energy Group.

(2)
WPS Investments, LLC is a consolidated subsidiary of Integrys Energy Group that is jointly owned by Integrys Energy Group, UPPCO, and us. At September 30, 2013, we had an 11.44% interest in WPS Investments accounted for under the equity method. Our ownership percentage has continued to decrease as additional equity contributions are made by Integrys Energy Group to WPS Investments.

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

RESULTS OF OPERATIONS

Earnings Summary

	Three Months Ended September 30		Change in 2013 Over 2012	Nine Months Ended September 30		Change in 2013 Over 2012
(Millions)	2013	2012		2013	2012
Electric utility operations	$38.3	$43.9	(12.8)%	$87.1	$86.5	0.7%
Natural gas utility operations	(3.0)	(2.7)	11.1%	14.4	14.6	(1.4)%
Other operations	1.7	1.3	30.8%	6.0	6.1	(1.6)%
Net income attributed to common shareholder	$37.0	$42.5	(12.9)%	$107.5	$107.2	0.3%

Third Quarter 2013 Compared with Third Quarter 2012

The $5.5 million decrease in our earnings was driven by the $5.9 million quarter-over-quarter negative impact of the reversal in 2012 of deferred income taxes that had been expensed in prior years due to the implementation of federal health care reform. We were authorized recovery of this amount in our 2013 rate case settlement.

Nine Months 2013 Compared with Nine Months 2012

The $0.3 million increase in our earnings was driven by a $7.7 million after-tax increase in electric margins due to the 2013 PSCW rate order. This increase was partially offset by the $5.9 million period-over-period negative impact of the reversal in 2012 of deferred income taxes that had been expensed in prior years due to the implementation of federal health care reform. We were authorized recovery of this amount in our 2013 rate case settlement.

Electric Utility Segment Operations

	Three Months Ended September 30		Change in 2013 Over 2012	Nine Months Ended September 30		Change in 2013 Over 2012
(Millions, except degree days)	2013	2012		2013	2012
Revenues	$331.7	$343.1	(3.3)%	$946.0	$922.6	2.5%
Fuel and purchased power costs	129.3	156.3	(17.3)%	395.2	412.1	(4.1)%
Margins	202.4	186.8	8.4%	550.8	510.5	7.9%

Operating and maintenance expense	100.2	87.1	15.0%	291.8	267.8	9.0%
Depreciation and amortization expense	23.6	20.3	16.3%	66.9	60.5	10.6%
Taxes other than income taxes	10.8	10.4	3.8%	32.9	32.0	2.8%
Operating income	67.8	69.0	(1.7)%	159.2	150.2	6.0%

Miscellaneous income	2.8	0.8	250.0%	6.5	1.4	364.3%
Interest expense	7.9	8.0	(1.3)%	23.8	24.4	(2.5)%
Other expense	(5.1)	(7.2)	(29.2)%	(17.3)	(23.0)	(24.8)%

Income before taxes	$62.7	$61.8	1.5%	$141.9	$127.2	11.6%

Sales in kilowatt-hours
Residential	775.0	832.2	(6.9)%	2,157.5	2,165.8	(0.4)%
Commercial and industrial	2,094.6	2,116.7	(1.0)%	5,977.8	6,077.0	(1.6)%
Wholesale	1,218.3	1,587.5	(23.3)%	3,610.1	3,837.2	(5.9)%
Other	7.0	7.2	(2.8)%	22.9	23.2	(1.3)%
Total sales in kilowatt-hours	4,094.9	4,543.6	(9.9)%	11,768.3	12,103.2	(2.8)%

Weather
Heating degree days	216	252	(14.3)%	5,126	3,864	32.7%
Cooling degree days	396	514	(23.0)%	527	789	(33.2)%

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

Third Quarter 2013 Compared with Third Quarter 2012

Margins

Electric utility segment margins increased $15.6 million, driven by:

•
An approximate $13 million increase in margins from fuel and purchased power costs that are not included in our fuel and purchased power cost recovery mechanism. The increase was primarily due to a decline in purchased power costs as a result of the acquisition of Fox Energy Company LLC, which had no impact on net income. The net difference between the purchased power costs and the costs of owning the plant are deferred for recovery or refund in a future rate case (the net difference is reflected in operating expenses below).

•
An approximate $4 million increase in margins due to a retail electric rate increase, effective January 1, 2013. For more information on our 2013 PSCW rate order, see Note 16, "Regulatory Environment."

•
Partially offsetting these increases was an approximate $1 million net decrease in margins from residential and commercial and industrial customers due to variances related to sales volumes, including the impact of decoupling. The quarter-over-quarter impact of decoupling does not directly correlate with the quarter-over-quarter impact of the change in sales volumes, as our decoupling mechanism was changed in 2013. See Note 16, "Regulatory Environment," for more information.

Operating Income

Operating income at the electric utility segment decreased $1.2 million. The decrease was driven by a $16.8 million increase in operating expenses, partially offset by the $15.6 million increase in margins discussed above. The increase in operating expenses was driven by:

•
A $7.7 million increase in maintenance expense due to a greater number of planned outages for certain of our generation plants in 2013, driven primarily by an outage at Weston 3. Also included in this amount is maintenance expense associated with the recently acquired Fox Energy Center.

•
A $3.3 million increase in depreciation and amortization expense mainly due to the acquisition of the Fox Energy Center, partially offset by a reduction in the depreciable basis of our Crane Creek Wind Project. The reduction was the result of our election to claim a Section 1603 Grant for the project in lieu of production tax credits.

•	A $2.5 million increase in electric transmission expense.

•
A $1.5 million increase due to our deferral of the net difference between actual and rate case-approved costs resulting from the purchase of Fox Energy Company LLC. Our 2013 PSCW rate order did not reflect this purchase or the related termination of the power purchase agreement. However, we did receive approval from the PSCW to defer ownership costs above or below our power purchase agreement expenses for recovery or refund in a future rate case.

•	A $1.0 million increase in various costs associated with the acquisition and operation of the Fox Energy Center.

Other Expense

Other expense decreased $2.1 million, driven by an increase in AFUDC due to environmental compliance projects at the Columbia plant.

Nine Months 2013 Compared with Nine Months 2012

Margins

Electric utility segment margins increased $40.3 million, driven by:

•
An approximate $21 million increase in margins from fuel and purchased power costs that are not included in our fuel and purchased power cost recovery mechanism. The increase was primarily due to a decline in purchased power costs as a result of the acquisition of Fox Energy Company LLC, which had no impact on net income. The net difference between the purchased power costs and the costs of owning the plant are deferred for recovery or refund in a future rate case (the net difference is reflected in operating expenses below).

•
An approximate $13 million increase in margins due to a retail electric rate increase, effective January 1, 2013. For more information on our 2013 PSCW rate order, see Note 16, "Regulatory Environment."

•
An approximate $7 million net increase in margins from residential and commercial and industrial customers due to variances related to sales volumes, including the impact of decoupling. The period-over-period impact of decoupling does not directly correlate with the period-over-period impact of the change in sales volumes as our decoupling mechanism was changed in 2013. See Note 16, "Regulatory Environment," for more information.

Operating Income

Operating income at the electric utility segment increased $9.0 million. The increase was driven by the $40.3 million increase in margins discussed above, partially offset by a $31.3 million increase in operating expenses. The increase in operating expenses was driven by:

•
An $8.8 million increase in maintenance expense due to a greater number of planned outages for certain of our generation plants in 2013, driven primarily by an outage at Weston 3. Also included in this amount is maintenance expense associated with the recently acquired Fox Energy Center.

•	A $6.9 million increase in electric transmission expense.

•
A $6.4 million increase in depreciation and amortization expense mainly due to the acquisition of the Fox Energy Center, partially offset by a reduction in the depreciable basis of our Crane Creek Wind Project. The reduction is the result of our election to claim a Section 1603 Grant for the project in lieu of production tax credits.

•
A $4.3 million increase due to our deferral of the net difference between actual and rate case-approved costs resulting from the purchase of Fox Energy Company LLC. Our 2013 PSCW rate order did not reflect this purchase or the related termination of the power purchase agreement.

However, we did receive approval from the PSCW to defer ownership costs above or below our power purchase agreement expenses for recovery or refund in a future rate case.

•	A $3.6 million increase in various costs associated with the acquisition and operation of the Fox Energy Center.

•	A $2.5 million increase in customer assistance expense, driven by the period-over-period change in the amortization of amounts recoverable from or refundable to customers related to energy efficiency.

In addition, a $3.4 million increase in employee benefit related expenses was more than offset by the $5.4 million positive impact of the deferral of certain components of pension and other employee benefit costs that will be recovered in a future rate proceeding as a result of our 2013 PSCW rate order. The increase in employee benefit related expenses was driven by the amortization of negative investment returns from prior years, which increased both the pension and other postretirement benefit expenses.

Other Expense

Other expense decreased $5.7 million, driven by an increase in AFUDC due to environmental compliance projects at the Columbia plant.

Natural Gas Utility Segment Operations

	Three Months Ended September 30		Change in 2013 Over 2012	Nine Months Ended September 30		Change in 2013 Over 2012
(Millions, except heating degree days)	2013	2012		2013	2012
Revenues	$44.3	$39.4	12.4%	$235.4	$204.7	15.0%
Natural gas purchased for resale	26.3	23.3	12.9%	142.0	113.5	25.1%
Margins	18.0	16.1	11.8%	93.4	91.2	2.4%

Operating and maintenance expense	15.8	15.6	1.3%	48.0	48.2	(0.4)%
Depreciation and amortization expense	3.9	3.8	2.6%	11.8	11.4	3.5%
Taxes other than income taxes	1.1	1.2	(8.3)%	3.6	3.9	(7.7)%
Operating income (loss)	(2.8)	(4.5)	(37.8)%	30.0	27.7	8.3%

Miscellaneous income	—	0.1	(100.0)%	0.1	0.1	—%
Interest expense	2.1	2.0	5.0%	6.4	5.9	8.5%
Other expense	(2.1)	(1.9)	10.5%	(6.3)	(5.8)	8.6%

Income (loss) before taxes	$(4.9)	$(6.4)	(23.4)%	$23.7	$21.9	8.2%

Retail throughput in therms
Residential	14.1	14.4	(2.1)%	173.4	133.6	29.8%
Commercial and industrial	15.8	11.8	33.9%	107.4	80.0	34.3%
Other	11.8	20.5	(42.4)%	23.0	38.1	(39.6)%
Total retail throughput in therms	41.7	46.7	(10.7)%	303.8	251.7	20.7%

Transport throughput in therms
Commercial and industrial	68.3	67.8	0.7%	260.8	243.2	7.2%

Total throughput in therms	110.0	114.5	(3.9)%	564.6	494.9	14.1%

Weather
Heating degree days	216	252	(14.3)%	5,126	3,864	32.7%

Natural gas utility margins are defined as natural gas utility operating revenues less the cost of natural gas purchased for resale. Management believes that natural gas utility margins provide a more meaningful basis for evaluating natural gas utility operations than natural gas utility revenues since prudently incurred natural gas commodity costs are passed through to our customers in current rates. There was an approximate 27% and 4% increase in the average per-unit cost of natural gas sold during the three and nine month periods ended September 30, 2013, respectively, which had no impact on margins.

Third Quarter 2013 Compared with Third Quarter 2012

Margins

Natural gas utility segment margins increased $1.9 million. The increase in margins was driven by the quarter-over-quarter positive impact from the straight-line amortization of prior year decoupling deferrals, partially offset by a decrease in rates, both of which were approved in our rate order, effective January 1, 2013. See Note 16, "Regulatory Environment," for more information. The impact of the decrease in rates is not recognized evenly throughout the year, as recognition is based on volumes sold, which are generally lower in the third quarter.

Operating Loss

The operating loss at the natural gas utility segment decreased $1.7 million, primarily driven by the increase in margins discussed above. We also deferred $0.5 million of certain increases in our pension and other employee benefit costs that will be recovered in a future rate proceeding as a result of our 2013 rate order. There were no other individually significant items that impacted operating expenses.

Nine Months 2013 Compared with Nine Months 2012

Margins

Natural gas utility segment margins increased $2.2 million, driven by:

•
An approximate $4 million net increase in margins, net of the impact of decoupling, driven by a 14.1% increase in volumes sold in 2013. In 2012, margins were lower due to unusually warm weather. In 2013, higher use per residential customer and an increase in residential customers also contributed to the increase in margins.

•	A partially offsetting approximate $1 million decrease in margins related to our rate order effective January 1, 2013. See Note 16, "Regulatory Environment," for more information.

Operating Income

Operating income at the natural gas utility segment increased $2.3 million. This increase was primarily driven by the $2.2 million increase in margins discussed above and a $0.1 million decrease in operating expenses. Several individually insignificant items more than offset $1.6 million of higher amortization of regulatory assets related to environmental cleanup costs for manufactured gas plant sites. In addition, we have deferred $1.6 million of certain increases in our pension and other employee benefit costs that will be recovered in a future rate proceeding as a result of our 2013 rate order.

Other Segment Operations

	Three Months Ended September 30		Change in 2013 Over 2012	Nine Months Ended September 30		Change in 2013 Over 2012
(Millions)	2013	2012		2013	2012
Operating income	$0.2	$(0.2)	N/A	$0.3	$0.2	50.0%
Other income	2.5	2.4	4.2%	8.6	8.3	3.6%
Income before taxes	$2.7	$2.2	22.7%	$8.9	$8.5	4.7%

There was no material change in income before taxes for other segment operations for all periods presented.

Provision for Income Taxes

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Effective Tax Rate	37.7%	25.0%	37.1%	30.5%

Third Quarter 2013 Compared with Third Quarter 2012

Our effective tax rate increased in the third quarter of 2013. In the fourth quarter of 2012, we elected to claim and subsequently received a Section 1603 Grant for our Crane Creek Wind Project in lieu of production tax credits (PTCs). As a result, we no longer claim wind PTCs on any of our qualifying facilities. In the third quarter of 2012, we also decreased our provision for income taxes by $5.9 million as a result of our 2013 rate case settlement agreement. We recorded a regulatory asset after the settlement agreement authorized recovery of deferred income taxes expensed in previous years in connection with the 2010 federal health care reform. See Note 16, "Regulatory Environment," for more information.

Nine Months 2013 Compared with Nine Months 2012

Our effective tax rate increased in 2013. As discussed above, we no longer claim wind PTCs on any of our qualifying facilities, and we decreased our provision for income taxes by $5.9 million in 2012 as a result of our 2013 rate case settlement agreement.

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

Operating Cash Flows

During the nine months ended September 30, 2013, net cash provided by operating activities was $212.3 million, compared with $210.5 million for the same period in 2012. The $1.8 million increase in net cash provided by operating activities was driven by:

•	A $71.4 million decrease in contributions to pension and other postretirement benefit plans.

•
A $22.6 million period-over-period positive impact from the repayment of related party payables in 2012. Amounts previously paid to us for the unfunded nonqualified retirement plan were returned to related parties.

These increases were partially offset by:

•	A $50.0 million payment in 2013 for the early termination of a tolling agreement in connection with the purchase of Fox Energy Company LLC.

•	A $21.9 million increase in cash used to purchase natural gas that was injected into storage. The increase was driven by higher natural gas prices in 2013.

•	A $11.8 million decrease in cash received from income taxes, primarily driven by refunds received in 2012 due to changes in estimated payments made for the prior year.

•	An $8.4 million decrease in cash from customer prepayments and credit balances.

Investing Cash Flows

Net cash used for investing activities was $491.3 million during the nine months ended September 30, 2013, compared with $120.3 million for the same period in 2012. The $371.0 million increase in net cash used for investing activities was primarily due to $391.6 million of cash used in 2013 to purchase Fox Energy Company LLC. See Note 4, "Acquisition of Fox Energy Center," for additional information regarding this purchase. Also contributing to the increase was a $46.8 million increase in cash used for other capital expenditures (discussed below). These increases in net cash used were partially offset by the $69.0 million positive impact of the receipt of a Section 1603 Grant for the Crane Creek Wind Project in 2013.

Capital Expenditures

Capital expenditures by business segment for the nine months ended September 30 were as follows:

Reportable Segment (millions)	2013	2012	Change
Electric utility	$537.8	$104.0	$433.8
Natural gas utility	26.6	22.0	4.6
WPS consolidated	$564.4	$126.0	$438.4

The increase in capital expenditures at the electric utility segment was primarily due to our purchase of Fox Energy Company LLC in 2013. Capital expenditures at the electric utility segment also increased related to environmental compliance projects at the Columbia plant.

Financing Cash Flows

Net cash provided by financing activities was $278.9 million during the nine months ended September 30, 2013, compared with $90.8 million of net cash used for financing activities for the same period in 2012. The $369.7 million period-over-period positive impact from financing activities was driven by:

•	The borrowing of $200.0 million under our term credit facility in 2013 to partially finance the acquisition of Fox Energy Company LLC.

•	A $160.0 million increase in equity contributions from Integrys Energy Group to support the acquisition of Fox Energy Company LLC.

•	An $18.4 million increase in net borrowings of commercial paper.

•	A $15.0 million decrease in payments made to Integrys Energy Group for return of capital.

These increases were partially offset by a $22.0 million repayment of long-term debt in 2013.

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

Future Capital Requirements and Resources

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2013, including those of our subsidiary:

		Payments Due By Period
(Millions)	Total Amounts Committed	2013	2014 to 2015	2016 to 2017	2018 and Later Years
Long-term debt principal and interest payments (1)	$1,425.3	$135.0	$196.4	$179.9	$914.0
Operating lease obligations	16.6	0.3	1.5	1.1	13.7
Energy and transportation purchase obligations (2)	1,176.2	65.6	259.5	148.6	702.5
Purchase orders (3)	365.0	197.0	154.0	14.0	—
Pension and other postretirement funding obligations (4)	101.0	16.4	84.2	0.4	—
Uncertain tax positions	0.5	0.5	—	—	—
Total contractual cash obligations	$3,084.6	$414.8	$695.6	$344.0	$1,630.2

(1)	Represents bonds and notes issued. We record all principal obligations on the balance sheet.

(2)	The costs of energy and transportation purchase obligations are expected to be recovered in future customer rates.

(3)	Includes obligations related to normal business operations and large construction obligations.

(4)	Obligations for pension and other postretirement benefit plans, other than the Integrys Energy Group Retirement Plan, cannot reasonably be estimated beyond 2017.

The table above does not reflect estimated future payments related to the manufactured gas plant remediation liability of $64.9 million at September 30, 2013, as the amount and timing of payments are uncertain. We expect to incur costs annually to remediate these sites. See Note 9, "Commitments and Contingencies," for more information about environmental liabilities. The table also does not reflect estimated future payments for the September 30, 2013 liability of $0.1 million related to unrecognized tax benefits, as the amount and timing of payments are uncertain. See Note 8, "Income Taxes," for more information about unrecognized tax benefits.

Capital Requirements

Projected capital expenditures by segment for 2013 through 2015, including amounts expended through September 30, 2013, are as follows:

(Millions)
Electric Utility
Environmental projects*	$426
Acquisition of Fox Energy Center	392
Distribution and energy supply operations projects	335
Other projects	22

Natural Gas Utility
Distribution projects	92
Other projects	5
Total capital expenditures	$1,272

* This primarily relates to the installation of ReACTTM emission control technology at Weston 3 and the installation of scrubbers at the Columbia plant.

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

At September 30, 2013, we were in compliance with all covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 6, "Short-Term Debt and Lines of Credit," for more information on credit facilities and other short-term credit agreements. See Note 7, "Long-Term Debt," for more information on long-term debt.

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

As directed by President Obama in June 2013, the EPA re-proposed the rules related to emission limits on new electric generating units in September 2013, and is expected to finalize them in a timely manner. The EPA was also directed to propose a rule for existing units by no later than June 1, 2014, and issue a final rule by June 1, 2015, with state implementation plans due by June 30, 2016. Facility compliance deadlines will be included in the final state plans.

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

All of our generation and distribution facilities are located in the upper Midwest region of the United States. The same is true for most of our customers' facilities. The physical risks, if any, posed by climate change for these areas are not expected to be significant at this time. Ongoing evaluations will be conducted as more information on the extent of such physical changes becomes available.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act)

The Dodd-Frank Act was signed into law in July 2010. The final Commodity Futures Trading Commission (CFTC) rulemakings, which are essential to the Dodd-Frank Act's new framework for swaps regulation, have become effective or are becoming effective for certain companies and certain transactions. Some of the rules have not been finalized yet, are being challenged in court, or are subject to ongoing interpretations, clarifications, no-action letters, and other guidance being issued by the CFTC and its staff. As a result, it is difficult to predict how the CFTC's final Dodd-Frank Act rules will ultimately affect us. Certain provisions of the Dodd-Frank Act relating to derivatives could significantly increase our regulatory costs and/or collateral requirements, including the derivatives we use to hedge our commercial risks. We continue to monitor developments related to the Dodd-Frank Act rulemakings and their potential impacts on our future financial results. We continue to make the necessary systems and process changes to be in a position to comply with the rules within the CFTC's implementation timelines.

Tax Law Changes

In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012. This act extends 50% bonus tax depreciation through 2013 for most capital expenditures. This bonus tax depreciation extension is anticipated to generate future cash flows in excess of $15 million through 2015.

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

In September 2013, the IRS issued final and proposed tangible property regulations. These regulations are broad and affect a multitude of items. The most substantial area of the regulations is determining if an expenditure related to tangible property is a repair or should be capitalized. In recent years, we filed changes in the method of accounting related to repairs of public utility property. We believe the previously filed method changes are materially consistent with the regulations as issued. Therefore, the issuance of the regulations is not expected to have a material effect on our financial position. In the near future, the IRS is expected to issue guidance on both the general implementation of the regulations and specific guidance related to one or more types of public utility property. We will continue to monitor future guidance and will consider impacts on our tax accounts when issued.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined by Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

For information on material legal proceedings and matters related to us and our subsidiary, see Note 9, "Commitments and Contingencies."

Item 1A.  Risk Factors

There were no material changes in the risk factors previously disclosed in Part I, Item 1A of our 2012 Annual Report on Form 10-K, which was filed with the SEC on March 1, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

Integrys Energy Group is the sole holder of our common stock; therefore, there is no established public trading market for our common stock. For information on dividends paid and dividend restrictions, see Note 12, "Common Equity."

Item 5. Other Information

In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities." The new guidance requires enhanced disclosures about offsetting and related arrangements. ASU 2013-01, "Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities," was issued in January 2013. This guidance clarifies that the scope of ASU 2011-11 applies to certain derivatives included in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification. We adopted the new guidance on January 1, 2013. The following presents the retrospective application of this guidance for the year ended December 31, 2011:

	December 31, 2011
(Millions)	Gross Amount	Gross Amount Not Offset on the Balance Sheet, Including Cash Collateral	Net Amount
Derivative assets subject to master netting or similar arrangements	$1.5	$0.3	$1.2
Total risk management assets	$1.5		$1.2

Derivative liabilities subject to master netting or similar arrangements	$2.6	$2.6	$—
Derivative liabilities not subject to master netting or similar arrangements	6.9	—	6.9
Total risk management liabilities	$9.5		$6.9

Item 6.  Exhibits

The documents listed in the Exhibit Index are attached as exhibits or incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Wisconsin Public Service Corporation, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

Date: November 7, 2013	/s/ Linda M. Kallas
Linda M. Kallas
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

WISCONSIN PUBLIC SERVICE CORPORATION
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

Exhibit No.	Description

3.1	Amendment to the Wisconsin Public Service Corporation By-laws effective October 8, 2013

3.2	Wisconsin Public Service Corporation By-laws as in effect at October 8, 2013

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

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

101
Financial statements from the Quarterly Report on Form 10-Q of Wisconsin Public Service Corporation for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Capitalization, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Notes To Financial Statements, and (vi) document and entity information