Form 10-Q
period 2014-09-30
WISCONSIN PUBLIC SERVICE CORP
filed 2014-11-06
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Common stock, $4 par value,
23,896,962 shares outstanding at
November 4, 2014

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2014

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions)	2014	2013	2014	2013
Operating revenues	$370.4	$371.9	$1,284.9	$1,173.1

Cost of fuel, natural gas, and purchased power	138.8	151.3	595.4	528.2
Operating and maintenance expense	113.9	115.9	366.6	340.1
Depreciation and amortization expense	28.7	27.6	84.6	78.8
Taxes other than income taxes	11.1	11.9	36.3	36.5
Operating income	77.9	65.2	202.0	189.5

Miscellaneous income	5.6	6.0	19.5	16.9
Interest expense	14.6	10.7	42.9	31.9
Other expense	(9.0)	(4.7)	(23.4)	(15.0)

Income before taxes	68.9	60.5	178.6	174.5
Provision for income taxes	26.0	22.8	66.7	64.7
Net income	42.9	37.7	111.9	109.8

Preferred stock dividend requirements	(0.7)	(0.7)	(2.3)	(2.3)
Net income attributed to common shareholder	$42.2	$37.0	$109.6	$107.5

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30	December 31
(Millions, except share and per share data)	2014	2013
Assets
Cash and cash equivalents	$3.6	$5.7
Accounts receivable and accrued unbilled revenues, net of reserves of $3.8 and $2.5, respectively	164.4	209.8
Receivables from related parties	1.6	5.2
Inventories
Fuel and gas	82.9	60.0
Materials and supplies, at average cost	38.2	34.9
Regulatory assets	30.0	46.2
Prepaid taxes	28.7	63.6
Other current assets	14.0	16.7
Current assets	363.4	442.1

Property, plant, and equipment, net of accumulated depreciation of $1,547.4 and $1,483.1, respectively	3,053.8	2,887.7
Regulatory assets	343.9	342.5
Goodwill	36.4	36.4
Pension and other postretirement benefit assets	224.0	145.1
Other long-term assets	108.2	107.5
Total assets	$4,129.7	$3,961.3

Liabilities and Shareholders’ Equity
Short-term debt	$63.0	$25.6
Current portion of long-term debt to parent	2.1	—
Accounts payable	143.1	131.8
Payables to related parties	11.4	13.8
Regulatory liabilities	8.8	38.0
Accrued interest	21.5	6.0
Other current liabilities	66.5	66.0
Current liabilities	316.4	281.2

Long-term debt to parent	3.6	6.3
Long-term debt	1,174.5	1,174.5
Deferred income taxes	672.5	619.5
Deferred investment tax credits	7.8	8.1
Regulatory liabilities	337.5	286.3
Environmental remediation liabilities	76.0	64.4
Pension and other postretirement benefit obligations	33.8	76.4
Payables to related parties	5.6	6.1
Other long-term liabilities	67.5	71.9
Long-term liabilities	2,378.8	2,313.5

Commitments and contingencies

Preferred stock – $100 par value; 1,000,000 shares authorized; 511,882 shares issued and outstanding	51.2	51.2
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid-in capital	765.9	723.5
Retained earnings	521.8	496.3
Total liabilities and shareholders’ equity	$4,129.7	$3,961.3

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION (Unaudited)			September 30	December 31
(Millions, except share and per share data)			2014	2013
Common stock equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares outstanding			$95.6	$95.6
Additional paid-in capital			765.9	723.5
Retained earnings			521.8	496.3
Total common stock equity			1,383.3	1,315.4

Preferred stock
Cumulative; $100 par value; 1,000,000 shares authorized with no mandatory redemption –
	Series	Shares Outstanding
	5.00%	131,916	13.2	13.2
	5.04%	29,983	3.0	3.0
	5.08%	49,983	5.0	5.0
	6.76%	150,000	15.0	15.0
	6.88%	150,000	15.0	15.0
Total preferred stock		511,882	51.2	51.2

Long-term debt to parent
	Series	Year Due
	8.76%	2015	2.1	2.4
	7.35%	2016	3.6	3.9
Total			5.7	6.3
Current portion of long-term debt to parent			(2.1)	—
Total long-term debt to parent			3.6	6.3

Long-term debt
First Mortgage Bonds
	Series	Year Due
	7.125%	2023	0.1	0.1
Senior Notes
	Series	Year Due
	6.375%	2015	125.0	125.0
	5.65%	2017	125.0	125.0
	6.08%	2028	50.0	50.0
	5.55%	2036	125.0	125.0
	3.671%	2042	300.0	300.0
	4.752%	2044	450.0	450.0
Total First Mortgage Bonds and Senior Notes			1,175.1	1,175.1
Unamortized discount on long-term debt			(0.6)	(0.6)
Total long-term debt			1,174.5	1,174.5
Total capitalization			$2,612.6	$2,547.4

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(Millions)	2014	2013
Operating Activities
Net income	$111.9	$109.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	84.6	78.8
Recoveries and refunds of regulatory assets and liabilities	2.6	(9.9)
Bad debt expense	5.2	3.4
Pension and other postretirement (credit) expense	(4.4)	16.9
Pension and other postretirement contributions	(46.7)	(38.1)
Deferred income taxes and investment tax credits	52.1	60.3
Termination of tolling agreement with Fox Energy Company LLC	—	(50.0)
Deferrals to regulatory assets and liabilities	(17.8)	6.8
Other	(10.5)	(5.7)
Changes in working capital
Accounts receivable and accrued unbilled revenues	43.6	25.5
Inventories	(26.5)	0.9
Prepaid taxes	34.9	15.6
Other current assets	1.3	2.8
Accounts payable	(10.3)	(27.5)
Other current liabilities	8.0	22.7
Net cash provided by operating activities	228.0	212.3

Investing Activities
Capital expenditures	(222.9)	(172.8)
Acquisition of Fox Energy Company LLC	—	(391.6)
Grant received related to Crane Creek wind project	—	69.0
Other	4.3	4.1
Net cash used for investing activities	(218.6)	(491.3)

Financing Activities
Short-term debt, net	37.4	19.0
Borrowing on term credit facility	—	200.0
Repayment of long-term debt	—	(22.0)
Repayment of long-term debt to parent	(0.6)	(0.6)
Payment of dividends to parent	(83.9)	(81.5)
Equity contribution from parent	40.0	200.0
Return of capital to parent	—	(35.0)
Preferred stock dividend requirements	(2.3)	(2.3)
Other	(2.1)	1.3
Net cash (used for) provided by financing activities	(11.5)	278.9

Net change in cash and cash equivalents	(2.1)	(0.1)
Cash and cash equivalents at beginning of period	5.7	6.5
Cash and cash equivalents at end of period	$3.6	$6.4

Cash paid for interest	$27.9	$22.7
Cash received for income taxes	$(5.1)	$(2.4)

The accompanying condensed notes are an integral part of these statements.

WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

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

Note 2—Proposed Merger of Parent Company with Wisconsin Energy Corporation

In June 2014, our parent company, Integrys Energy Group, entered into an Agreement and Plan of Merger with Wisconsin Energy Corporation. This transaction was approved unanimously by the Boards of Directors of both companies. It is subject to various approvals, including the FERC, Federal Communications Commission, PSCW, and other regulatory commissions. In addition, this transaction is subject to the approval of the shareholders of both companies, for which special shareholder meetings will be held on November 21, 2014. On October 24, 2014, the Department of Justice closed its review of the transaction and the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act. The transaction is also subject to other customary closing conditions. The transaction is expected to close in the summer of 2015.

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

Construction costs funded through accounts payable totaled $56.2 million at September 30, 2014, and $29.5 million at September 30, 2013. These costs were treated as noncash investing activities.

Note 5—Risk Management Activities

We use physical and financial derivative contracts to manage commodity costs. None of these derivatives are designated as hedges for accounting purposes. The electric and natural gas utility segments use financial derivative contracts to manage the risks associated with the market price volatility of natural gas supply costs. The electric utility segment also uses financial derivative contracts to reduce price risk related to coal transportation costs and financial transmission rights (FTRs) to manage electric transmission congestion costs.

The tables below show our assets and liabilities from risk management activities:

		September 30, 2014
(Millions)	Balance Sheet Presentation *	Assets	Liabilities
Natural gas contracts	Other Current	$1.4	$0.4
FTRs	Other Current	3.4	0.4
Petroleum product contracts	Other Current	—	0.3
Coal contracts	Other Current	—	2.3
Coal contracts	Other Long-term	2.4	0.1
	Other Current	4.8	3.4
	Other Long-term	2.4	0.1
Total		$7.2	$3.5

*	We classify assets and liabilities from risk management activities as current or long-term based upon the maturities of the underlying contracts.

		December 31, 2013
(Millions)	Balance Sheet Presentation *	Assets	Liabilities
Natural gas contracts	Other Current	$0.6	$0.1
FTRs	Other Current	1.5	0.3
Petroleum product contracts	Other Current	0.1	—
Coal contracts	Other Current	—	1.9
Coal contracts	Other Long-term	0.2	0.8
	Other Current	2.2	2.3
	Other Long-term	0.2	0.8
Total		$2.4	$3.1

*	We classify assets and liabilities from risk management activities as current or long-term based upon the maturities of the underlying contracts.

The following tables show the potential effect on our financial position of netting arrangements for recognized derivative assets and liabilities:

	September 30, 2014
(Millions)	Gross Amount	Potential Effects of Netting, Including Cash Collateral	Net Amount
Derivative assets subject to master netting or similar arrangements	$4.8	$1.1	$3.7
Derivative assets not subject to master netting or similar arrangements	2.4		2.4
Total risk management assets	$7.2		$6.1

Derivative liabilities subject to master netting or similar arrangements	$1.1	$1.1	$—
Derivative liabilities not subject to master netting or similar arrangements	2.4		2.4
Total risk management liabilities	$3.5		$2.4

	December 31, 2013
(Millions)	Gross Amount	Potential Effects of Netting, Including Cash Collateral	Net Amount
Derivative assets subject to master netting or similar arrangements	$2.2	$0.6	$1.6
Derivative assets not subject to master netting or similar arrangements	0.2		0.2
Total risk management assets	$2.4		$1.8

Derivative liabilities subject to master netting or similar arrangements	$0.4	$0.4	$—
Derivative liabilities not subject to master netting or similar arrangements	2.7		2.7
Total risk management liabilities	$3.1		$2.7

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

Financial collateral received or provided is restricted to the extent that it is required per the terms of the related agreements. The following table shows our cash collateral positions:

(Millions)	September 30, 2014	December 31, 2013
Cash collateral provided to others related to contracts under master netting or similar arrangements *	$4.3	$3.1
Cash collateral received from others related to contracts under master netting or similar arrangements *	—	0.2

*	Cash collateral provided to others is reflected in other current assets and cash collateral received from others is reflected in other current liabilities on the balance sheets.

The following table shows the unrealized gains (losses) recorded related to derivative contracts:

		Three Months Ended September 30		Nine Months Ended September 30
(Millions)	Financial Statement Presentation	2014	2013	2014	2013
Natural gas	Balance Sheet — Regulatory assets (current)	$(0.3)	$(0.2)	$(0.4)	$0.3
Natural gas	Balance Sheet — Regulatory liabilities (current)	0.5	—	0.4	(0.1)
FTRs	Balance Sheet — Regulatory assets (current)	0.7	0.8	(0.2)	—
FTRs	Balance Sheet — Regulatory liabilities (current)	(0.3)	—	0.7	(0.3)
Petroleum	Balance Sheet — Regulatory assets (current)	(0.4)	0.1	(0.4)	—
Petroleum	Balance Sheet — Regulatory liabilities (current)	(0.1)	—	(0.1)	—
Petroleum	Income Statement — Operating and maintenance expense	—	(0.1)	—	(0.1)
Coal	Balance Sheet — Regulatory assets (current)	(0.9)	(0.6)	(1.0)	2.1
Coal	Balance Sheet — Regulatory assets (long-term)	0.1	0.2	0.7	4.2
Coal	Balance Sheet — Regulatory liabilities (current)	—	—	—	(0.3)
Coal	Balance Sheet — Regulatory liabilities (long-term)	(0.2)	1.5	2.3	(0.7)

We had the following notional volumes of outstanding derivative contracts:

(Millions)	September 30, 2014			December 31, 2013
Commodity	Purchases	Sales	Other Transactions	Purchases	Sales	Other Transactions
Natural gas (therms)	1,479.9	—	N/A	2,242.5	7.0	N/A
FTRs (kilowatt-hours)	N/A	N/A	5,644.0	N/A	N/A	3,427.0
Petroleum products (barrels)	0.1	—	N/A	0.1	—	N/A
Coal contract (tons)	3.4	—	N/A	4.8	—	N/A

Note 6—Goodwill and Other Intangible Assets

We had no changes to the carrying amount of goodwill during the nine months ended September 30, 2014, and 2013. In the second quarter of 2014, we completed our annual goodwill impairment test, and no impairment resulted from this test.

Our intangible assets listed below consist of contractual service agreements that provide for major maintenance and protection against unforeseen maintenance costs related to the combustion turbine generators at the Fox Energy Center. These contractual service agreements were included in other long-term assets on the balance sheets.

	September 30, 2014			December 31, 2013
(Millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Contractual service agreements	$15.6	$(3.5)	$12.1	$15.6	$(1.8)	$13.8

In October 2014, we received approval from the PSCW to upgrade the combustion turbine generators at the Fox Energy Center earlier than planned. As a result of this approval, we shortened the amortization period of one of our service agreements. The remaining weighted-average amortization period for these intangible assets at September 30, 2014, was approximately four years. Since we have approval from the PSCW to recover the value of our service agreements from customers over seven years, the increase in amortization due to the shorter amortization period will be recorded to a regulatory asset. This regulatory asset will be amortized to reflect the seven-year recovery period.

The table below shows our amortization expense recognized in the statements of income:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2014	2013	2014	2013
Amortization recorded in depreciation and amortization expense	$0.5	$0.6	$1.7	$1.2

The following table shows our estimated amortization expense for the next five years, including amounts recorded through September 30, 2014:

	For the Year Ending December 31
(Millions)	2014	2015	2016	2017	2018
Amortization to be recorded in depreciation and amortization expense	$2.2	$2.2	$2.2	$1.7	$1.2
Amortization to be recorded in regulatory assets	0.3	1.0	1.0	0.5	—

Note 7—Short-Term Debt and Lines of Credit

Our outstanding short-term borrowings were as follows:

(Millions, except percentages)	September 30, 2014	December 31, 2013
Commercial paper	$63.0	$25.6
Average interest rate on commercial paper	0.18%	0.14%

The commercial paper outstanding at September 30, 2014, had maturity dates ranging from October 1, 2014, through October 7, 2014.

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2014, and 2013, was $25.7 million and $88.4 million, respectively.

We manage our liquidity by maintaining adequate external financing commitments. The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing program, including remaining available capacity under these facilities:

(Millions)	Maturity	September 30, 2014	December 31, 2013
Revolving credit facility (1)	05/17/2014	$—	$135.0
Revolving credit facility (2)	05/07/2015	135.0	—
Revolving credit facility	06/13/2017	115.0	115.0
Total short-term credit capacity		$250.0	$250.0

Less:
Commercial paper outstanding		63.0	25.6
Available capacity under existing agreements		$187.0	$224.4

(1)	This credit facility was terminated and replaced with a new credit facility in May 2014.

(2)	We requested approval from the PSCW to extend this facility through May 8, 2019.

Note 8—Income Taxes

We calculate our interim period provision for income taxes based on our projected annual effective tax rate as adjusted for certain discrete items.

The table below shows our effective tax rates:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Effective tax rate	37.7%	37.7%	37.3%	37.1%

Our effective tax rate normally differs from the federal statutory tax rate of 35% due to additional provision for state income tax obligations. No other items had a significant impact on our effective tax rates during the three and nine months ended September 30, 2014, and 2013.

During the three and nine months ended September 30, 2014, there was not a significant change in our liability for unrecognized tax benefits.

Note 9—Commitments and Contingencies

(a) Unconditional Purchase Obligations and Purchase Order Commitments

We routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. The following table shows our minimum future commitments related to these purchase obligations as of September 30, 2014.

			Payments Due By Period
(Millions)	Year Contracts Extend Through	Total Amounts Committed	2014	2015	2016	2017	2018	Later Years
Electric utility
Purchased power	2029	$944.0	$19.1	$118.9	$42.3	$52.8	$55.8	$655.1
Coal supply and transportation	2018	124.9	15.6	45.1	21.1	22.2	20.9	—
Natural gas utility supply and transportation	2024	255.6	12.1	45.4	43.4	43.0	42.5	69.2
Total		$1,324.5	$46.8	$209.4	$106.8	$118.0	$119.2	$724.3

We also had commitments of $384.8 million in the form of purchase orders issued to various vendors at September 30, 2014, that relate to normal business operations, including construction projects.

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

In May 2010, we received from the Sierra Club a Notice of Intent to file a civil lawsuit based on allegations that we violated the CAA at the Weston and Pulliam plants. We entered into a Standstill Agreement with the Sierra Club by which the parties agreed to negotiate as part of the EPA

NOV process, rather than litigate. The Standstill Agreement ended in October 2012, but no further action has been taken by the Sierra Club as of September 30, 2014. It is unknown whether the Sierra Club will take further action in the future.

Columbia and Edgewater CAA Issues:
In December 2009, the EPA issued an NOV to Wisconsin Power and Light (WP&L), the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric and us. The NOV alleges violations of the CAA's New Source Review requirements related to certain projects completed at those plants. We, WP&L, and Madison Gas and Electric reached a settlement agreement with the EPA regarding this NOV and signed a Consent Decree. This Consent Decree was approved by the Court in June 2013, after a public comment period. The final Consent Decree includes:

•	the installation of emission control technology, including scrubbers at the Columbia plant,

•	changed operating conditions (including refueling, repowering, and/or retirement of units),

•	limitations on plant emissions,

•	beneficial environmental projects, with our portion totaling $1.3 million, and

•	our portion of a civil penalty and legal fees totaling $0.4 million.

As mentioned above, the Consent Decree contains a requirement to refuel, repower, and/or retire certain of the Columbia and Edgewater units. As of September 30, 2014, no decision had been made on how to address this requirement. Therefore, retirement of the Columbia and Edgewater units mentioned in the Consent Decree was not considered probable.

We believe that significant costs prudently incurred as a result of complying with the terms of the Consent Decree, with the exception of the civil penalty, will be recoverable from customers.

All of the beneficial environmental projects that we proposed have been approved by the EPA. Amounts have been accrued and recorded to regulatory assets, excluding costs associated with capital projects.

Weston Title V Air Permit:
In August 2013, the WDNR issued the Weston Title V air permit. In September 2013, we challenged various requirements in the permit by filing a contested case proceeding with the WDNR and also filed a Petition for Judicial Review in the Brown County Circuit Court. The Sierra Club and Clean Wisconsin also filed Petitions for Judicial Review and requests for contested case proceedings regarding various aspects of the permit. The WDNR granted all parties' requests for contested case proceedings. The Petitions for Judicial Review, by all parties, have been stayed pending the resolution of the contested cases. In May 2014, the WDNR referred the contested case to the administrative law judge, and a schedule was set for dispositive motions, which have now been fully briefed. We filed an application to amend some permit terms that, if accepted, would resolve many of the outstanding issues. In September 2014, the WDNR issued a draft permit that resolves several issues we raised in the contested case. If these permit terms are finalized, we will withdraw nine claims under the Petition. The new permit does raise an additional issue regarding the sorbent injection rate, which we will challenge and is discussed below.

In May 2014, the WDNR issued an NOV alleging that we failed to maintain a minimum sorbent feed rate prior to the Continuous Emissions Monitoring System certification. We and the WDNR have begun discussing resolution of this matter. In May 2014, the WDNR issued a Notice of Inquiry (NOI) alleging that we failed to comply with excess emission summary reporting requirements in the 2013 Weston Title V permit. We believe that the requirements identified in the NOV and NOI are stayed pursuant to state law pending the outcome of the Weston Title V air permit contested case and have filed a motion with the administrative law judge requesting confirmation of the stay. Briefing has been completed on this issue and we anticipate a decision from the administrative law judge in the fourth quarter of 2014.

We do not expect these matters to have a material impact on our financial statements.

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

We will be in compliance with the State of Wisconsin's mercury rule at the end of 2014. In addition, we are making progress toward compliance with the MATS rule in 2015. We estimated capital costs of approximately $9 million for our wholly owned plants to achieve the required reductions for MATS compliance, of which approximately $5 million has been expended as of September 30, 2014. The capital costs are expected to be recovered in future rates.

Sulfur Dioxide and Nitrogen Oxide:
In July 2011, the EPA issued a final rule known as the Cross State Air Pollution Rule (CSAPR), which numerous parties, including us, challenged in the United States Court of Appeals (Court of Appeals) for the District of Columbia Circuit (D.C. Circuit). The new rule was to become effective in January 2012. However, in December 2011, the CSAPR requirements were stayed by the D.C. Circuit and a previous rule, the Clean Air Interstate Rule (CAIR), was implemented during the stay period. In August 2012, the D.C. Circuit issued their ruling vacating and remanding CSAPR and simultaneously reinstating CAIR pending the issuance of a replacement rule by the EPA. The case was appealed to the United States Supreme Court (Supreme Court), and in April 2014, the Supreme Court upheld the CSAPR rule and remanded the case to the Court of Appeals for the D.C. Circuit. In June 2014, the EPA requested that the Court of Appeals lift the stay of CSAPR. Further, the EPA asked the Court of Appeals to change the CSAPR compliance deadlines by three years, so that Phase 1 emissions budgets would apply in 2015 and 2016, and Phase 2 emissions budgets would apply to 2017 and beyond. In October 2014, the Court of Appeals granted the EPA's request and lifted the stay on CSAPR. There are remaining issues before the Court of Appeals, and there will need to be additional changes before CSAPR is implemented. As a result, it is premature to speculate on what additional controls or other actions, if any, we may be required to implement. We expect to recover any future compliance costs in future rates.

Under CAIR, units affected by the Best Available Retrofit Technology (BART) rule were considered in compliance with BART for sulfur dioxide and nitrogen oxide emissions if they were in compliance with CAIR. This determination was updated when CSAPR was issued (CSAPR satisfied BART). Although particulate emissions also contribute to visibility impairment, the WDNR's modeling for Pulliam Unit 8, the only unit covered by BART, has shown the impairment to be so insignificant that additional capital expenditures or controls may not be warranted.

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

We are responsible for the environmental remediation of ten sites, of which seven have been transferred to the EPA Superfund Alternative Sites Program. Under the EPA's program, the remedy decisions at these sites will be made using risk-based criteria typically used at Superfund sites. Our balance sheets include liabilities of $76.0 million that we have estimated and accrued for as of September 30, 2014, for future undiscounted investigation and cleanup costs for all sites. We may adjust these estimates in the future due to remedial technology, regulatory requirements, remedy determinations, and any claims of natural resource damages. As of September 30, 2014, cash expenditures for environmental remediation not yet recovered in rates were $11.9 million. Our balance sheets include a regulatory asset of $87.9 million at September 30, 2014, which is net of insurance recoveries, related to the expected recovery through rates of both cash expenditures and estimated future expenditures. Under current PSCW policies, we may not recover carrying costs associated with the cleanup expenditures.

Management believes that any costs incurred for environmental activities relating to former manufactured gas plant operations that are not recoverable through contributions from other entities or from insurance carriers are prudently incurred and are, therefore, recoverable through rates. Accordingly, we do not expect these costs to have a material impact on our financial statements. However, any changes in the approved rate mechanisms for recovery of these costs, or any adverse conclusions by the PSCW or the MPSC with respect to the prudence of costs actually incurred, could materially affect recovery of such costs through rates.

Note 10—Employee Benefit Plans

The following table shows the components of net periodic benefit cost (including amounts capitalized to our balance sheets) for our benefit plans:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$2.2	$2.7	$6.5	$8.1	$1.9	$2.6	$5.8	$7.9
Interest cost	8.6	7.6	25.8	22.9	2.7	3.4	8.8	10.1
Expected return on plan assets	(16.0)	(14.3)	(48.0)	(42.9)	(4.0)	(3.7)	(12.0)	(11.1)
Loss on plan settlement	—	—	0.4	—	—	—	—	—
Amortization of prior service cost (credit)	0.1	0.9	0.4	2.7	(2.3)	(0.6)	(5.7)	(1.6)
Amortization of net actuarial losses	3.7	6.0	11.2	18.0	0.7	1.9	2.0	5.6
Net periodic benefit cost (credit)	$(1.4)	$2.9	$(3.7)	$8.8	$(1.0)	$3.6	$(1.1)	$10.9

Prior service costs (credits), and net actuarial losses that have not yet been recognized as a component of net periodic benefit cost are recorded as net regulatory assets or liabilities.

In March 2014, we remeasured the obligations of certain other postretirement benefit plans in which we are both a sponsor and participant. The remeasurement was necessary because we will replace the current retiree medical plans for participants age 65 and older with a Medicare Advantage plan starting in 2015.

Our funding policy is to contribute at least the minimum amounts that are required to be funded under the Employee Retirement Income Security Act, but not more than the maximum amounts that are currently deductible for income tax purposes. During the nine months ended September 30, 2014, we contributed $46.6 million to our pension plans and $0.1 million to our other postretirement benefit plans. We do not expect to contribute any additional amounts to our pension plans during the remainder of 2014. We expect to contribute an additional $3.0 million to our other postretirement benefit plans during the remainder of 2014, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Note 11—Stock-Based Compensation

Our employees may be granted awards under Integrys Energy Group’s stock-based compensation plans. Compensation cost associated with these awards is allocated to us based on the percentages used for allocation of the award recipients’ labor costs.

The following table reflects the stock-based compensation expense and the related deferred income tax benefit recognized in income for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2014	2013	2014	2013
Stock options	$0.1	$0.2	$0.4	$0.5
Performance stock rights	0.1	0.4	3.9	1.7
Restricted share units	0.7	0.8	2.7	2.6
Total stock-based compensation expense	$0.9	$1.4	$7.0	$4.8
Deferred income tax benefit	$0.4	$0.6	$2.8	$1.9

No stock-based compensation cost was capitalized during the three and nine months ended September 30, 2014, and 2013.

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

The weighted-average fair value per stock option granted during the nine months ended September 30, 2014, and 2013, was $6.70 and $6.03, respectively.

A summary of stock option activity for the nine months ended September 30, 2014, and information related to outstanding and exercisable stock options at September 30, 2014, is presented below:

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2013	49,993	$53.03
Granted	13,890	55.23
Exercised	(17,333)	51.48
Outstanding at September 30, 2014	46,550	$54.26	8.2	$0.5
Exercisable at September 30, 2014	9,270	$52.15	7.2	$0.1

The aggregate intrinsic value for outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they all exercised their options on September 30, 2014. This is calculated as the difference between Integrys Energy Group’s closing stock price on September 30, 2014, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the nine months ended September 30, 2014, and 2013, was not significant.

Effective October 24, 2014, Integrys Energy Group's Board of Directors accelerated the vesting of all unvested stock options held by active employees in order to mitigate the tax impacts of Section 280G of the Internal Revenue Code on us and certain of our employees. All stock options awarded to active employees also became exercisable as of this date. As a result of this modification, an insignificant amount of unrecognized compensation expense related to unvested and outstanding stock options at September 30, 2014, will be recognized in the fourth quarter of 2014.

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

A summary of the activity for the nine months ended September 30, 2014, related to performance stock rights accounted for as equity awards is presented below:

	Performance Stock Rights	Weighted-Average Fair Value (2)
Outstanding at December 31, 2013	5,561	$45.16
Granted	1,113	44.28
Award modifications (1)	2,295	85.09
Adjustment for shares not distributed	(3,347)	41.90
Outstanding at September 30, 2014	5,622	$63.23

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

The weighted-average grant date fair value of performance stock rights awarded during the nine months ended September 30, 2014, and 2013, was $44.28 and $48.50 per performance stock right, respectively.

A summary of the activity for the nine months ended September 30, 2014, related to performance stock rights accounted for as liability awards is presented below:

Performance Stock Rights
Outstanding at December 31, 2013	9,222
Granted	4,440
Award modifications *	(2,295)
Adjustment for shares not distributed	(379)
Outstanding at September 30, 2014	10,988

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

The weighted-average fair value of all outstanding performance stock rights accounted for as liability awards as of September 30, 2014, was $77.97 per performance stock right.

No shares of Integrys Energy Group's common stock were distributed for performance stock rights during the nine months ended September 30, 2014, because the performance percentage was below the threshold payout level for those rights that were eligible for distribution. The total intrinsic value of shares distributed during the nine months ended September 30, 2013, was not significant.

Effective October 24, 2014, Integrys Energy Group's Board of Directors approved the acceleration of the distribution of certain performance stock rights held by active employees. For those performance stock rights with a performance period ending December 31, 2014, a portion of the estimated distribution will be made in December 2014. This change was made to help mitigate the tax impacts of Section 280G of the Internal Revenue Code on us and certain of our employees.

As of September 30, 2014, $1.9 million of compensation cost related to unvested and outstanding performance stock rights (equity and liability awards) was expected to be recognized over a weighted-average period of 1.4 years.

Restricted Share Units

A summary of the activity related to all restricted share unit awards (equity and liability awards) for the nine months ended September 30, 2014, is presented below:

	Restricted Share Unit Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2013	67,741	$52.06
Granted	28,725	55.23
Dividend equivalents	2,262	54.46
Vested and released	(28,325)	49.50
Transfers	332	54.55
Forfeited	(804)	54.64
Outstanding at September 30, 2014	69,931	$54.46

The weighted-average grant date fair value of restricted share units awarded during the nine months ended September 30, 2014, and 2013, was $55.23 and $56.05 per unit, respectively.

The total intrinsic value of restricted share unit awards vested and released during the nine months ended September 30, 2014, and 2013, was
$1.5 million and $1.6 million, respectively. The actual tax benefit realized for the tax deductions from the vesting and release of restricted share units during the nine months ended September 30, 2014, and 2013, was not significant.

As of September 30, 2014, $3.9 million of compensation cost related to unvested and outstanding restricted share units was expected to be recognized over a weighted-average period of 2.3 years.

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

As of September 30, 2014, our total restricted retained earnings were $493.9 million. Our equity in undistributed earnings of 50% or less owned investees accounted for by the equity method was $31.2 million at September 30, 2014.

Except for the restrictions described above and subject to applicable law, we do not have any other significant dividend restrictions.

Integrys Energy Group may provide equity contributions to us or request a return of capital from us in order to maintain utility common equity levels consistent with those allowed by the PSCW. Wisconsin law prohibits us from making loans to or guaranteeing obligations of Integrys Energy Group or its other subsidiaries. During the nine months ended September 30, 2014, we paid common stock dividends of $83.9 million to Integrys Energy Group and received $40.0 million of equity contributions from Integrys Energy Group.

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

The following tables show assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2014
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets
Natural gas contracts	$0.8	$0.6	$—	$1.4
Financial transmission rights (FTRs)	—	—	3.4	3.4
Coal contracts	—	—	2.4	2.4
Total	$0.8	$0.6	$5.8	$7.2

Risk management liabilities
Natural gas contracts	$0.4	$—	$—	$0.4
FTRs	—	—	0.4	0.4
Petroleum product contracts	0.3	—	—	0.3
Coal contracts	—	—	2.4	2.4
Total	$0.7	$—	$2.8	$3.5

	December 31, 2013
(Millions)	Level 1	Level 2	Level 3	Total
Risk management assets
Natural gas contracts	$0.6	$—	$—	$0.6
FTRs	—	—	1.5	1.5
Petroleum product contracts	0.1	—	—	0.1
Coal contracts	—	—	0.2	0.2
Total	$0.7	$—	$1.7	$2.4

Risk management liabilities
Natural gas contracts	$0.1	$—	$—	$0.1
FTRs	—	—	0.3	0.3
Coal contracts	—	—	2.7	2.7
Total	$0.1	$—	$3.0	$3.1

The risk management assets and liabilities listed in the tables above include NYMEX futures and options, financial contracts used to manage transmission congestion costs in the MISO market, and physical commodity contracts. NYMEX contracts are valued using the NYMEX end-of-day settlement price, which is a Level 1 input. Over-the-counter natural gas contracts are valued based on quoted market prices received from counterparties and are classified as Level 2. The valuation of physical coal contracts is categorized in Level 3 as it is based on significant assumptions made to extrapolate prices from the last quoted period through the end of the transaction term. The valuation of FTRs is derived from historical data from MISO, which is also considered a Level 3 input. See Note 5, Risk Management Activities, for more information.

There were no transfers between the levels of the fair value hierarchy during the three or nine months ended September 30, 2014, and 2013.

The amounts listed in the table below represent the range of unobservable inputs used in the valuations that individually had a significant impact on the fair value determination and caused a derivative to be classified as Level 3 at September 30, 2014:

	Fair Value (Millions)
	Assets	Liabilities	Valuation Technique	Unobservable Input	Average or Range
FTRs	$3.4	$0.4	Market-based	Forward market prices ($/megawatt-month) (1)	$187.89
Coal contracts	2.4	2.4	Market-based	Forward market prices ($/ton) (2)	$12.31 – $15.50

(1)	Represents forward market prices developed using historical cleared pricing data from MISO.

(2)	Represents third-party forward market pricing.

Significant changes in historical settlement prices and forward coal prices would result in a directionally similar significant change in fair value.

The following tables set forth a reconciliation of changes in the fair value of items categorized as Level 3 measurements:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Millions)	FTRs	Coal Contracts	Total	FTRs	Coal Contracts	Total
Balance at the beginning of period	$4.0	$0.9	$4.9	$1.2	$(2.5)	$(1.3)
Net realized gains included in earnings	0.2	—	0.2	1.0	—	1.0
Net unrealized gains (losses) recorded as regulatory assets or liabilities	0.4	(1.0)	(0.6)	0.5	2.0	2.5
Purchases	—	—	—	4.3	—	4.3
Settlements	(1.6)	0.1	(1.5)	(4.0)	0.5	(3.5)
Balance at the end of period	$3.0	$—	$3.0	$3.0	$—	$3.0

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(Millions)	FTRs	Coal Contracts	Total	FTRs	Coal Contracts	Total
Balance at the beginning of period	$2.1	$(2.3)	$(0.2)	$1.1	$(6.5)	$(5.4)
Net realized gains included in earnings	1.5	—	1.5	2.5	—	2.5
Net unrealized gains (losses) recorded as regulatory assets or liabilities	0.8	(4.5)	(3.7)	(0.3)	2.2	1.9
Purchases	—	—	—	3.2	—	3.2
Sales	—	—	—	(0.1)	—	(0.1)
Settlements	(2.6)	5.6	3.0	(4.6)	3.1	(1.5)
Balance at the end of period	$1.8	$(1.2)	$0.6	$1.8	$(1.2)	$0.6

Unrealized gains and losses on FTRs and coal contracts are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on FTRs, as well as the related transmission congestion costs, are recorded in cost of fuel, natural gas, and purchased power on the statements of income.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	September 30, 2014		December 31, 2013
(Millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$1,174.5	$1,250.1	$1,174.5	$1,176.5
Long-term debt to parent	5.7	6.0	6.3	7.1
Preferred stock	51.2	57.1	51.2	61.4

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

Note 14—Miscellaneous Income

Total miscellaneous income was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2014	2013	2014	2013
Equity portion of AFUDC	$2.2	$2.9	$8.5	$6.6
Earnings from equity method investments	2.9	2.8	8.5	8.6
Key executive life insurance for retired employees	0.1	0.1	1.5	1.0
Other	0.4	0.2	1.0	0.7
Total miscellaneous income	$5.6	$6.0	$19.5	$16.9

Note 15—Regulatory Environment

Wisconsin

2015 Rate Case

In April 2014, we filed an application with the PSCW to increase retail electric rates $76.8 million and to decrease natural gas rates $1.6 million, with rates expected to be effective January 1, 2015. Our request reflects a 10.60% return on common equity and a target common equity ratio of 50.51% in our regulatory capital structure. In May 2014, we filed our proposed electric and natural gas rate designs with the PSCW. These rate designs include significantly higher fixed charges, which better matches the related fixed costs of providing service. The PSCW is reviewing the new rate design as part of the rate-setting process.

The proposed retail electric rate increase is primarily driven by the completion of a partial refund to customers of the 2013 fuel cost over-collections in 2014 rates, which kept rates flat in 2014, as well as a reduction in refunds associated with decoupling. In 2015, fuel and purchased power costs are expected to increase, as are transmission costs and general inflation. The proposed retail electric rate increase also includes our request to recover deferred costs over four years related to the 2013 acquisition of the Fox Energy Center. Finally, capital costs associated with both previously approved environmental upgrades at the Columbia plant as well as our efforts to improve electric reliability by converting historically low performance overhead distribution lines to underground are also contributing to the requested increase in retail electric rates. The requested increase in retail electric rates was partially offset by the refund of a portion of the remaining 2013 fuel cost over-collections to customers. However, in July 2014, the PSCW authorized us to refund the remaining 2013 fuel cost over-collections to customers, all in 2014 rates, which differed from the original application to refund them in 2015 and 2016 rates.

The proposed retail natural gas rate decrease is being driven by 2013 decoupling over-collections, which will be refunded to customers in 2015. An increase in non-fuel operating and maintenance costs, including the impact of general inflation, and an increase in return on equity partially offset the effect of the 2013 decoupling over-collections.

In August 2014, the PSCW staff submitted testimony and recommended a rate increase of $28.7 million for retail electric and a rate decrease of $13.6 million for retail natural gas, which reflected a 10.20% return on common equity. PSCW staff recommended a common equity ratio of 50.27% for our regulatory capital structure. The PSCW held both technical and public hearings in September 2014. In October 2014, we issued an initial brief revising our requested retail electric rate increase to approximately $48 million. The requested retail natural gas rate decrease was also revised to a decrease of approximately $8 million. The revised request is lower than the initial application and is primarily driven by certain PSCW staff adjustments, but does not include adjustments for the contested issues of incentive compensation and the customer billing system project. The revised request reflects a 10.20% return on common equity and a common equity ratio of 50.27% in our regulatory capital structure. A final decision by the PSCW on the 2015 rates is expected before December 31, 2014.

2014 Rates

In December 2013, the PSCW issued a final written order, effective January 1, 2014. It authorized a net retail electric rate decrease of $12.8 million and a net retail natural gas rate increase of $4.0 million, reflecting a 10.20% return on common equity. The order also included a common equity ratio of 50.14% in our regulatory capital structure. The retail electric rate impact consisted of a rate increase, including recovery of the difference between the 2012 fuel refund and the 2013 rate increase discussed below, entirely offset by a portion of estimated fuel cost over-collections from customers in 2013. Retail electric rates were further decreased by 2012 decoupling over-collections to be returned to customers in 2014. The retail natural gas rate impact consisted of a rate decrease, which was more than offset by the positive impact of 2012 decoupling under-collections to be recovered from customers in 2014. Both the retail electric and retail natural gas rate changes included the recovery of pension and other employee benefit increases that were deferred in the 2013 rate case, as discussed below. The PSCW also authorized the recovery of prudently incurred 2014 environmental mitigation project costs related to compliance with a Consent Decree signed in January 2013 related to the Pulliam and Weston sites. See Note 9, Commitments and Contingencies, for more information. Additionally, the order required us to terminate our decoupling mechanism, beginning January 1, 2014.

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

Michigan

2015 Rate Case

In October 2014, we filed an application with the MPSC to increase retail electric rates $5.7 million, with interim rates expected to be effective in April 2015. Our request reflects a 10.60% return on common equity and a target common equity ratio of 50.48% in our regulatory capital structure. The proposed retail electric rate increase is primarily driven by the 2013 acquisition of the Fox Energy Center as well as other capital investments associated with the Crane Creek wind farm and environmental upgrades at generating plants. Expenses are expected to increase for line clearance, customer relations, uncollectible expenses, injuries and damages, and general inflation. The proposal includes annual rate increases to be implemented over a three-year period.

Note 16—Segments of Business

At September 30, 2014, we reported three segments. We manage our reportable segments separately due to their different operating and regulatory environments. Our principal business segments are our regulated electric utility operations and our regulated natural gas utility operations. Our other segment includes nonutility activities, as well as equity earnings from our investments in WRPC and WPS Investments, LLC, which holds an interest in ATC.

The tables below present information related to our reportable segments:

	Regulated Utilities
(Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated
Three Months Ended September 30, 2014
External revenues	$327.4	$43.0	$370.4	$—	$—	$370.4
Intersegment revenues	—	3.4	3.4	0.3	(3.7)	—
Depreciation and amortization expense	24.6	4.1	28.7	0.1	(0.1)	28.7
Miscellaneous income	2.1	—	2.1	3.5	—	5.6
Interest expense	11.4	2.6	14.0	0.6	—	14.6
Provision (benefit) for income taxes	27.3	(2.3)	25.0	1.0	—	26.0
Preferred stock dividend requirements	(0.7)	—	(0.7)	—	—	(0.7)
Net income (loss) attributed to common shareholder	43.1	(3.0)	40.1	2.1	—	42.2

	Regulated Utilities
(Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated
Three Months Ended September 30, 2013
External revenues	$331.7	$40.2	$371.9	$—	$—	$371.9
Intersegment revenues	—	4.1	4.1	0.5	(4.6)	—
Depreciation and amortization expense	23.6	3.9	27.5	0.2	(0.1)	27.6
Miscellaneous income	2.8	—	2.8	3.2	—	6.0
Interest expense	7.9	2.1	10.0	0.7	—	10.7
Provision (benefit) for income taxes	23.8	(2.0)	21.8	1.0	—	22.8
Preferred stock dividend requirements	(0.6)	(0.1)	(0.7)	—	—	(0.7)
Net income (loss) attributed to common shareholder	38.3	(3.0)	35.3	1.7	—	37.0

	Regulated Utilities
(Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated
Nine Months Ended September 30, 2014
External revenues	$940.2	$344.7	$1,284.9	$—	$—	$1,284.9
Intersegment revenues	—	10.5	10.5	1.0	(11.5)	—
Depreciation and amortization expense	72.3	12.2	84.5	0.5	(0.4)	84.6
Miscellaneous income	8.4	0.1	8.5	11.0	—	19.5
Interest expense	33.5	7.8	41.3	1.6	—	42.9
Provision for income taxes	52.5	11.2	63.7	3.0	—	66.7
Preferred stock dividend requirements	(2.0)	(0.3)	(2.3)	—	—	(2.3)
Net income attributed to common shareholder	85.2	17.6	102.8	6.8	—	109.6

	Regulated Utilities
(Millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	WPS Consolidated
Nine Months Ended September 30, 2013
External revenues	$946.0	$227.1	$1,173.1	$—	$—	$1,173.1
Intersegment revenues	—	8.3	8.3	1.1	(9.4)	—
Depreciation and amortization expense	66.9	11.8	78.7	0.5	(0.4)	78.8
Miscellaneous income	6.5	0.1	6.6	10.3	—	16.9
Interest expense	23.8	6.4	30.2	1.7	—	31.9
Provision for income taxes	52.9	8.9	61.8	2.9	—	64.7
Preferred stock dividend requirements	(1.9)	(0.4)	(2.3)	—	—	(2.3)
Net income attributed to common shareholder	87.1	14.4	101.5	6.0	—	107.5

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

The table below includes information summarizing transactions entered into with related parties as of:

(Millions)	September 30, 2014	December 31, 2013
Notes payable *
Integrys Energy Group	$5.7	$6.3
Accounts Payable
ATC	8.2	10.4
Liability related to income tax allocation
Integrys Energy Group	6.2	6.7

*	WPS Leasing, our consolidated subsidiary, has a note payable to our parent company, Integrys Energy Group. At September 30, 2014, the current portion of the note payable was $2.1 million.

The following table shows activity associated with related party transactions:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions)	2014	2013	2014	2013
Electric transactions
Sales to UPPCO (1)	$4.1	$6.4	$15.3	$17.7
Sales to Integrys Transportation Fuels, LLC	0.1	—	0.1	—
Natural gas transactions
Sales to IES	0.3	0.1	0.5	0.3
Purchases from IES	0.1	0.2	2.5	0.6
Interest expense (2)
Integrys Energy Group	0.2	0.1	0.4	0.4
Transactions with equity method investees
Charges from ATC for network transmission services	24.7	24.6	74.2	73.8
Charges to ATC for services and construction	2.4	1.9	7.5	6.0
Purchases of energy from WRPC	0.9	1.0	3.0	3.0
Charges to WRPC for operations	0.3	0.2	1.0	0.7
Equity earnings from WPS Investments, LLC (3)	2.6	2.5	7.7	7.6

(1)	Includes sales through the date of the sale of UPPCO in August 2014, by Integrys Energy Group.

(2)	WPS Leasing, our consolidated subsidiary, has a note payable to our parent company, Integrys Energy Group.

(3)
WPS Investments, LLC is a consolidated subsidiary of Integrys Energy Group that is jointly owned by Integrys Energy Group and us. At September 30, 2014, we had an 11.05% interest in WPS Investments accounted for under the equity method. Our ownership percentage has continued to decrease as additional equity contributions are made by Integrys Energy Group to WPS Investments.

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

RESULTS OF OPERATIONS

Earnings Summary

	Three Months Ended September 30		Change in 2014 Over 2013	Nine Months Ended September 30		Change in 2014 Over 2013
(Millions)	2014	2013		2014	2013
Electric utility operations	$43.1	$38.3	12.5%	$85.2	$87.1	(2.2)%
Natural gas utility operations	(3.0)	(3.0)	—%	17.6	14.4	22.2%
Other operations	2.1	1.7	23.5%	6.8	6.0	13.3%
Net income attributed to common shareholder	$42.2	$37.0	14.1%	$109.6	$107.5	2.0%

Third Quarter 2014 Compared with Third Quarter 2013

The $5.2 million increase in our earnings was driven by an increase in electric utility margins related to our 2014 PSCW electric rate order effective January 1, 2014.

Nine Months 2014 Compared with Nine Months 2013

The $2.1 million increase in our earnings was driven by:

•	A $16.6 million net after-tax increase in margins related to our 2014 PSCW electric and natural gas rate orders effective January 1, 2014.

•
An $8.8 million after-tax increase in natural gas utility margins due to variances in sales volumes, net of decoupling. The increase was driven by colder than normal weather in 2014, as our decoupling mechanism was terminated effective January 1, 2014.

•	A $3.4 million increase in electric wholesale margins driven by higher prices, primarily due to the pass-through of increased generation costs to customers.

These increases were partially offset by:

•
A $19.3 million after-tax increase in electric and natural gas utility operating expenses, driven by an increase in maintenance expense. Higher depreciation and amortization expense, increased electric transmission expense, and increased costs associated with the acquisition and operation of the Fox Energy Center also contributed to the increase. We acquired the Fox Energy Center at the end of the first quarter of 2013. These increases were partially offset by lower benefit costs.

•	An $8.0 million after-tax increase in interest expense on long-term debt, driven by higher average outstanding long-term debt during 2014.

Electric Utility Segment Operations

	Three Months Ended September 30		Change in 2014 Over 2013	Nine Months Ended September 30		Change in 2014 Over 2013
(Millions, except degree days)	2014	2013		2014	2013
Revenues	$327.4	$331.7	(1.3)%	$940.2	$946.0	(0.6)%
Fuel and purchased power costs	114.8	129.3	(11.2)%	355.2	395.2	(10.1)%
Margins	212.6	202.4	5.0%	585.0	550.8	6.2%

Operating and maintenance expense	97.6	100.2	(2.6)%	315.3	291.8	8.1%
Depreciation and amortization expense	24.6	23.6	4.2%	72.3	66.9	8.1%
Taxes other than income taxes	10.0	10.8	(7.4)%	32.6	32.9	(0.9)%
Operating income	80.4	67.8	18.6%	164.8	159.2	3.5%

Miscellaneous income	2.1	2.8	(25.0)%	8.4	6.5	29.2%
Interest expense	11.4	7.9	44.3%	33.5	23.8	40.8%
Other expense	(9.3)	(5.1)	82.4%	(25.1)	(17.3)	45.1%

Income before taxes	$71.1	$62.7	13.4%	$139.7	$141.9	(1.6)%

Sales in kilowatt-hours
Residential	710.4	775.0	(8.3)%	2,156.7	2,157.5	—%
Commercial and industrial	2,053.9	2,094.6	(1.9)%	5,980.1	5,977.8	—%
Wholesale	915.1	1,218.3	(24.9)%	2,516.1	3,610.1	(30.3)%
Other	7.0	7.0	—%	22.8	22.9	(0.4)%
Total sales in kilowatt-hours	3,686.4	4,094.9	(10.0)%	10,675.7	11,768.3	(9.3)%

Weather
Actual heating degree days	243	216	12.5%	5,778	5,126	12.7%
Normal heating degree days	210	216	(2.8)%	4,831	4,837	(0.1)%
Actual cooling degree days	224	396	(43.4)%	333	527	(36.8)%
Normal cooling degree days	364	361	0.8%	505	498	1.4%

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

Third Quarter 2014 Compared with Third Quarter 2013

Margins

Electric utility segment margins increased $10.2 million.

•	Margins increased approximately $9 million related to our PSCW rate order, effective January 1, 2014. See Note 15, Regulatory Environment, for more information.

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

◦
Margins were negatively impacted approximately $9 million related to fuel and purchased power-related costs that are not included in the fuel rule recovery mechanism. During 2013, customer rates included recovery of estimated purchased power costs from the Fox Energy Center that exceeded actual purchased power costs because the acquisition of this plant in March 2014 was not anticipated in the 2013 rate case. This resulted in a negative quarter-over-quarter impact on margins in 2014, which was partially offset by decreased costs in 2014 associated with fly ash disposal.

◦
Margins were further decreased by approximately $2 million related to fuel and purchased power cost under-collections in 2014, compared with over-collections in 2013. Under the fuel rule, we can only defer under or over-collections of certain fuel and purchased power costs that exceed a 2% price variance from the costs included in rates.

•	An approximate $1 million increase in our wholesale margins driven by higher prices. Wholesale prices increased primarily due to the pass-through of increased generation costs to these customers.

•
There was no material impact on margins related to sales volume variances. Margins decreased approximately $9 million, primarily driven by lower sales volumes related to cooler than normal weather as well as lower use per customer in the third quarter of 2014. This decrease was offset by the impact of the termination of our decoupling mechanism, effective January 1, 2014. See Note 15, Regulatory Environment, for more information.

Operating Income

Operating income at the regulated electric utility segment increased $12.6 million. The increase was driven by the $10.2 million increase in margins discussed above and a $2.4 million decrease in operating expenses.

The decrease in operating expenses was driven by:

•	A $5.1 million net decrease in employee benefit costs, including the impact of the prior year deferral of some of these costs.

◦
Employee benefit costs decreased $8.7 million in the third quarter of 2014. This decrease was partially driven by the remeasurement of certain other postretirement benefit plan obligations. See Note 10, Employee Benefit Plans, for more information. Continued funding of our pension plan and higher discount rates assumed in 2014 for both our pension and postretirement plans also contributed to the overall decrease in employee benefit costs.

◦
This decrease was partially offset by the quarter-over-quarter impact of a deferral of certain employee benefit costs in 2013, recorded in accordance with our PSCW rate order, and the related amortization in 2014. Together, these changes increased employee benefit costs by $3.6 million.

•
A $1.8 million decrease due to the quarter-over-quarter impact of the 2013 deferral of the net difference between actual and rate case-approved costs resulting from the purchase of the Fox Energy Center. The 2013 PSCW rate order did not reflect this purchase or the related termination of a power purchase agreement. However, we did receive PSCW approval to defer ownership costs above or below our power purchase agreement expenses in 2013.

These decreases were partially offset by:

•
A $1.4 million increase in the amortization of a regulatory asset related to the fee paid for the early termination of the Fox Energy Center power purchase agreement. Recovery of the amortization was included in the new rates.

•	A $1.1 million increase in electric distribution expense related to electrical upgrades and distribution automation work for customers.

•	A $1.0 million increase in depreciation and amortization expense, mainly due to the completion of the installation of the scrubbers at the Columbia plant in April 2014.

Other Expense

Other expense increased $4.2 million. The primary driver was an increase in interest expense on long-term debt, driven by higher average outstanding long-term debt in the third quarter of 2014.

Nine Months 2014 Compared with Nine Months 2013

Margins

Electric utility segment margins increased $34.2 million, driven by:

•	An approximate $31 million increase in margins related to our PSCW rate order, effective January 1, 2014. See Note 15, Regulatory Environment, for more information.

◦
Excluding the impacts from fuel and purchased power costs, the PSCW rate order resulted in an approximate $56 million increase in margins. The increase was driven by the costs to operate the Fox Energy Center, which were included in rates beginning in 2014. Although the PSCW approved an electric rate decrease, the rate decrease was driven by 2013 fuel cost over-collections and 2012 decoupling over-collections that are being refunded to customers in 2014 and have no impact on margins.

◦
Margins were negatively impacted by approximately $16 million related to fuel and purchased power-related costs that are not included in the fuel rule recovery mechanism. During 2013, customer rates included recovery of estimated purchased power costs from the Fox Energy Center that exceeded actual purchased power costs because the acquisition of this plant in March 2014 was not anticipated in the 2013 rate case. This resulted in a negative period-over-period impact on margins in 2014, which was partially offset by decreased costs in 2014 associated with fly ash disposal.

◦
Margins were further decreased by approximately $9 million related to fuel and purchased power cost under-collections in 2014, compared with over-collections in 2013. Under the fuel rule, we can only defer under or over-collections of certain fuel and purchased power costs that exceed a 2% price variance from the costs included in rates.

•
An approximate $6 million increase in wholesale margins driven by higher prices. Wholesale prices increased primarily due to the pass-through of increased generation costs to these customers, partially a result of the purchase of the Fox Energy Center in 2013.

•
A partially offsetting decrease in margins of approximately $3 million related to sales volume variances. The decrease in margins was primarily driven by lower sales volumes from both our large commercial and industrial customers as well as our residential customers. The decrease in these sales volumes was driven by lower use per customer in 2014. This decrease was partially offset by the impact of the termination of our decoupling mechanism, effective January 1, 2014. See Note 15, Regulatory Environment, for more information. Our decoupling mechanism did not cover large commercial and industrial customers.

Operating Income

Operating income at the regulated electric utility segment increased $5.6 million. The increase was driven by the $34.2 million increase in margins discussed above, partially offset by a $28.6 million increase in operating expenses.

The increase in operating expenses was driven by:

•
A $22.7 million increase in maintenance expense, primarily due to planned major outages in 2014 at the Pulliam plant, Fox Energy Center, and Weston 4, as well as maintenance at certain other generation plants. These increases were partially offset by the period-over-period impact of maintenance expenses associated with the Weston 3 planned major outage in 2013.

•
A $5.4 million increase in depreciation and amortization expense, mainly due to the acquisition of the Fox Energy Center at the end of the first quarter of 2013. In addition, we completed the installation of scrubbers at the Columbia plant in April 2014.

•
A $4.9 million increase in various costs associated with the acquisition and operation of the Fox Energy Center. Included in this amount is the amortization of a regulatory asset related to the fee paid for the early termination of the Fox Energy Center power purchase agreement. Recovery of the amortization was included in the new rates.

•	A $4.3 million increase in electric transmission expense.

•	A $2.1 million increase in amortization of the deferral of previously recorded production tax credits related to the Crane Creek wind project.

These increases were partially offset by:

•
A $7.2 million net decrease in employee benefit costs, including the impact of the prior year deferral of some of these costs. Employee benefit costs other than stock-based compensation (discussed below) decreased $19.8 million in 2014. This decrease was partially driven by the remeasurement of certain other postretirement benefit plan obligations. See Note 10, Employee Benefit Plans, for more information. Continued funding of our pension plan and higher discount rates assumed in 2014 for both our pension and postretirement plans also contributed to the overall decrease in employee benefit costs. This decrease was partially offset by:

◦
Higher stock-based compensation expense of $1.7 million, which was driven by an increase in the fair value of awards accounted for as liabilities. The increase in fair value resulted from an increase in Integrys Energy Group's stock price.

◦
The period-over-period impact of a deferral of certain increases in employee benefit costs in 2013, recorded in accordance with our PSCW rate order, and the related amortization in 2014. Together, these changes increased employee benefit costs by $10.9 million.

•
A $5.1 million decrease due to the period-over-period impact of the 2013 deferral of the net difference between actual and rate case-approved costs resulting from the purchase of the Fox Energy Center. The 2013 PSCW rate order did not reflect this purchase or the related termination of a power purchase agreement. However, we did receive PSCW approval to defer ownership costs above or below our power purchase agreement expenses in 2013.

Other Expense

Other expense increased $7.8 million. The primary driver was an $11.7 million increase in interest expense on long-term debt, driven by higher average outstanding long-term debt in 2014. An increase in AFUDC of $2.8 million, largely due to the construction of the ReACTTM emission control technology at the Weston 3 plant, partially offset the increase in interest expense.

Natural Gas Utility Segment Operations

	Three Months Ended September 30		Change in 2014 Over 2013	Nine Months Ended September 30		Change in 2014 Over 2013
(Millions, except degree days)	2014	2013		2014	2013
Revenues	$46.4	$44.3	4.7%	$355.2	$235.4	50.9%
Natural gas purchased for resale	27.7	26.3	5.3%	251.4	142.0	77.0%
Margins	18.7	18.0	3.9%	103.8	93.4	11.1%

Operating and maintenance expense	16.2	15.8	2.5%	51.1	48.0	6.5%
Depreciation and amortization expense	4.1	3.9	5.1%	12.2	11.8	3.4%
Taxes other than income taxes	1.1	1.1	—%	3.7	3.6	2.8%
Operating income (loss)	(2.7)	(2.8)	(3.6)%	36.8	30.0	22.7%

Miscellaneous income	—	—	N/A	0.1	0.1	—%
Interest expense	2.6	2.1	23.8%	7.8	6.4	21.9%
Other expense	(2.6)	(2.1)	23.8%	(7.7)	(6.3)	22.2%

Income before taxes	$(5.3)	$(4.9)	8.2%	$29.1	$23.7	22.8%

Retail throughput in therms
Residential	15.3	14.1	8.5%	197.1	173.4	13.7%
Commercial and industrial	14.3	15.8	(9.5)%	126.4	107.4	17.7%
Other	6.9	11.8	(41.5)%	21.5	23.0	(6.5)%
Total retail throughput in therms	36.5	41.7	(12.5)%	345.0	303.8	13.6%

Transport throughput in therms
Commercial and industrial	69.8	68.3	2.2%	270.4	260.8	3.7%

Total throughput in therms	106.3	110.0	(3.4)%	615.4	564.6	9.0%

Weather
Actual heating degree days	243	216	12.5%	5,778	5,126	12.7%
Normal heating degree days	210	216	(2.8)%	4,831	4,837	(0.1)%

Natural gas utility margins are defined as natural gas utility operating revenues less the cost of natural gas purchased for resale. Management believes that natural gas utility margins provide a more meaningful basis for evaluating natural gas utility operations than natural gas utility revenues, since prudently incurred natural gas commodity costs are passed through to our customers in current rates. There was an approximate 20% and 56% increase in the average per-unit cost of natural gas sold during the three and nine months ended September 30, 2014, respectively, which had no impact on margins.

Third Quarter 2014 Compared with Third Quarter 2013

Margins

Natural gas utility segment margins increased $0.7 million, driven by the approximate $1 million combined effect of an increase in sales volumes due to higher use per customer, an increase in customers, and weather, partially offset by the impact of our decoupling mechanism in 2013. Our rate order, effective January 1, 2014, did not have a significant impact on margins quarter over quarter. The rate decrease was offset by the positive impact of rate design changes. Although the PSCW approved a net rate increase, it was driven by the recovery of the 2012 decoupling under-collections to be recovered from customers in 2014, which has no impact on margins.

Operating Loss

Operating loss at the natural gas utility segment decreased $0.1 million. This decrease was driven by the $0.7 million increase in margins discussed above, partially offset by a $0.6 million increase in operating expenses.

There were no individually significant items that impacted operating expenses.

Nine Months 2014 Compared with Nine Months 2013

Margins

Natural gas utility segment margins increased $10.4 million.

•
The combined effect of the change in weather period over period, the impact of higher weather-normalized volumes, and the impact of our decoupling mechanism increased margins approximately $15 million. In 2014, our margins were positively impacted by colder than normal weather as we no longer had a decoupling mechanism in place, effective January 1, 2014. Higher use per customer and an increase in customers also contributed to the increase in margins in 2014.

•
Margins were negatively impacted by approximately $3 million related to our rate order, effective January 1, 2014. Although the PSCW approved a net rate increase, it was driven by the recovery of the 2012 decoupling under-collections to be recovered from customers in 2014, which has no impact on margins. The remaining decrease was partially offset by the positive impact of rate design changes. See Note 15, Regulatory Environment, for more information.

Operating Income

Operating income at the natural gas utility segment increased $6.8 million. This increase was driven by the $10.4 million increase in margins discussed above, partially offset by a $3.6 million increase in operating expenses.

The increase in operating expenses was primarily due to:

•
A $2.6 million increase in natural gas distribution costs, partially driven by safety inspections performed during 2014. Additional meter maintenance and higher labor costs related to wage increases also contributed to the increase in costs.

•	A $1.1 million increase in bad debt expense, driven by higher natural gas costs in 2014 and an increase in sales volumes.

•	A $1.0 million increase driven by higher amortization of regulatory assets related to environmental cleanup costs for manufactured gas plant sites.

The increase in operating expenses was partially offset by:

•	A $1.5 million decrease in customer assistance expense, primarily driven by a reduction in costs for energy efficiency programs.

•	A $1.3 million decrease in employee benefit costs, primarily due to:

◦
A $5.1 million decrease in pension and other postretirement costs, driven in part by higher discount rates assumed in 2014. The remeasurement of certain postretirement benefit plans in the first quarter of 2014 also contributed to the decrease. See Note 10, Employee Benefit Plans, for more information on this remeasurement.

◦
This decrease in pension and other postretirement costs was partially offset by the $3.2 million negative period-over-period impact of the deferral of employee benefit costs in 2013 and the related amortization in 2014. In 2013, we deferred certain increases in pension and other employee benefit costs as a result of our 2013 rate order with the PSCW. We began amortizing this regulatory asset in 2014.

There were no other individually significant items that impacted operating expenses.

Other Segment Operations

	Three Months Ended September 30		Change in 2014 Over 2013	Nine Months Ended September 30		Change in 2014 Over 2013
(Millions)	2014	2013		2014	2013
Operating income	$0.2	$0.2	—%	$0.4	$0.3	33.3%
Other income	2.9	2.5	16.0%	9.4	8.6	9.3%
Income before taxes	$3.1	$2.7	14.8%	$9.8	$8.9	10.1%

There was no material change in income before taxes for other segment operations for all periods presented.

Provision for Income Taxes

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Effective tax rate	37.7%	37.7%	37.3%	37.1%

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

Operating Cash Flows

During the nine months ended September 30, 2014, net cash provided by operating activities was $228.0 million, compared with $212.3 million during the same period in 2013. The $15.7 million increase in net cash provided by operating activities was driven by:

•	An $89.7 million increase in cash collections from customers, mainly due to rate increases, higher commodity prices, and the colder than normal weather in 2014.

•	The positive period-over-period impact of a $50.0 million payment in 2013 for the early termination of a tolling agreement in connection with the purchase of Fox Energy Company LLC.

•
A $2.7 million increase in cash received from income taxes, primarily driven by a federal income tax refund received in the first quarter of 2014 for an amended return. Quarterly income tax estimate payments and a federal income tax extension payment made in 2014 partially offset the tax refund received.

These increases in cash were partially offset by:

•
A $79.5 million decrease in cash due to higher costs of natural gas, fuel, and purchased power in 2014. Additional cash was used in 2014 due to higher energy prices, the colder than normal weather, and for energy costs associated with operating the Fox Energy Center, which we acquired at the end of the first quarter of 2013. To meet the higher energy needs of customers, we purchased power and fuel for electric generation at higher prices than expected in 2014, which were not yet reflected in the rates charged to our customers. This resulted in a period-over-period variance from natural gas, purchased power, and fuel cost under-collections from customers of $33.1 million. These under-collections were higher in 2014 than in 2013.

•
A $12.5 million decrease in cash related to increased operating and maintenance costs in 2014. The decrease was driven by higher electric utility maintenance and operating costs associated with the purchase of the Fox Energy Center in 2013.

•	An $8.6 million increase in contributions to pension and other postretirement benefit plans.

•
A $7.8 million decrease in cash from various deferrals, primarily for system support resource costs, pre-certification costs for a potential new natural gas combined cycle generating unit, and the net difference between actual and rate case-approved costs resulting from the purchase of the Fox Energy Center.

•	A $5.2 million increase in cash paid for interest, primarily driven by higher average outstanding long-term debt in 2014 as compared with 2013.

•	A $3.5 million decrease in cash from insurance recoveries received in 2013 related to environmental remediation of manufactured gas plant sites.

•
A $2.0 million decrease in cash driven by higher collateral requirements in 2014 compared with 2013. Collateral requirements are based on forward natural gas and electricity prices and forward positions with counterparties.

Investing Cash Flows

During the nine months ended September 30, 2014, net cash used for investing activities was $218.6 million, compared with $491.3 million during the same period in 2013. The $272.7 million decrease in net cash used for investing activities was primarily due to $391.6 million of cash used in 2013 to purchase Fox Energy Company LLC. See Note 3, Acquisition of Fox Energy Center, for more information regarding this purchase. Partially offsetting the decrease in net cash used was the period-over-period negative impact of the receipt of a $69.0 million Section 1603 Grant for the Crane Creek wind project in 2013 and a $50.1 million increase in cash used for other capital expenditures (discussed below).

Capital Expenditures

Capital expenditures by business segment for the nine months ended September 30 were as follows:

Reportable Segment (millions)	2014	2013	Change in 2014 Over 2013
Electric utility	$189.4	$537.8	$(348.4)
Natural gas utility	33.5	26.6	6.9
WPS consolidated	$222.9	$564.4	$(341.5)

The decrease in capital expenditures at the electric utility segment in 2014 compared with 2013 was primarily due to our purchase of Fox Energy Company LLC in 2013. Capital expenditures related to environmental compliance projects at the Columbia plant also decreased in 2014. Increased expenditures in 2014 related to the ReACTTM project at Weston 3 and the System Modernization and Reliability project partially offset the decrease.

Financing Cash Flows

During the nine months ended September 30, 2014, net cash used for financing activities was $11.5 million, compared with net cash provided by financing activities of $278.9 million for the same period in 2013. The $290.4 million period-over-period change was driven by:

•	A $200.0 million decrease in borrowings under our term credit facility, which were used in 2013 to partially finance the acquisition of Fox Energy Company LLC.

•	A $160.0 million decrease in equity contributions from Integrys Energy Group, which were used to support the acquisition of Fox Energy Company LLC in 2013.

These decreases in cash were partially offset by the period-over-period impact of:

•	A $35.0 million return of capital to our parent in 2013.

•	A $22.0 million repayment of long-term debt in 2013.

•	An $18.4 million increase in net borrowings of commercial paper in 2014.

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

Future Capital Requirements and Resources

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2014, including those of our subsidiary:

		Payments Due By Period
(Millions)	Total Amounts Committed	2014	2015 to 2016	2017 to 2018	2019 and Later Years
Long-term debt principal and interest payments (1)	$2,356.6	$14.4	$231.2	$215.7	$1,895.3
Operating lease obligations	16.3	0.1	1.6	1.4	13.2
Energy and transportation purchase obligations (2)	1,324.5	46.8	316.2	237.2	724.3
Purchase orders (3)	384.8	277.3	92.7	14.8	—
Pension and other postretirement funding obligations (4)	8.1	3.0	5.1	—	—
Total contractual cash obligations	$4,090.3	$341.6	$646.8	$469.1	$2,632.8

(1)	Represents bonds and notes issued. We record all principal obligations on the balance sheet.

(2)	The costs of energy and transportation purchase obligations are expected to be recovered in future customer rates.

(3)	Includes obligations related to normal business operations and large construction obligations.

(4)	Obligations for pension and other postretirement benefit plans, other than the Integrys Energy Group Retirement Plan, cannot reasonably be estimated beyond 2016.

The table above does not reflect estimated future payments related to the manufactured gas plant remediation liability of $76.0 million at September 30, 2014, as the amount and timing of payments are uncertain. We expect to incur costs annually to remediate these sites. See Note 9, Commitments and Contingencies, for more information about environmental liabilities.

Capital Requirements

Projected capital expenditures by segment for 2014 through 2016, including amounts expended through September 30, 2014, are as follows:

(Millions)	2014	2015	2016	Total
Electric Utility
Distribution, transmission, and energy supply operations projects	$133	$137	$131	$401
Environmental projects *	150	135	105	390
Other projects	7	11	158	176

Natural Gas Utility
Distribution projects	36	30	37	103
Other projects	1	1	1	3
Total capital expenditures	$327	$314	$432	$1,073

*	This primarily relates to the installation of ReACTTM emission control technology at Weston 3 and the installation of scrubbers at the Columbia plant.

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

We currently have a shelf registration statement under which we may issue up to $50.0 million of additional senior debt securities. Amounts, prices, and terms will be determined at the time of future offerings.

At September 30, 2014, we were in compliance with all covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future.

Other Future Considerations

Presque Isle System Support Resources (SSR) Costs

In August 2013, Wisconsin Electric Power Company (Wisconsin Electric Power) submitted to MISO a notice, in which Wisconsin Electric Power stated its intention to suspend the operation of Units 5 through 9 of its Presque Isle generating facility for 16 months, starting February 1, 2014. MISO completed its reliability analysis and notified Wisconsin Electric Power in October 2013 that the Presque Isle facilities are required for reliability and would be SSR-designated until alternatives could be implemented to mitigate reliability issues. The SSR Tariff provisions permit MISO to negotiate compensation for generation resources when a market participant desires to retire or suspend operation of the facility but MISO determines that it is needed to maintain system reliability. In exchange for keeping the units in service, MISO compensates Wisconsin Electric Power by allocating the SSR costs associated with the operation of the Presque Isle units to regulated and nonregulated load serving entities, including us, based on load ratio share within the ATC footprint. In July 2014, the FERC granted a complaint filed by the PSCW requesting to change the allocation methodology to the various parties based on a new load-shed analysis to be completed by MISO. In August 2014, MISO submitted a revised rate schedule to the FERC based on a new load-shed analysis, which reduced our allocated SSR costs from the original estimate of approximately $9 million annually to $0.3 million annually. Later in August 2014, the MPSC requested a rehearing of the FERC's decision to change the allocation methodology, which the PSCW is protesting.

In April 2013, the PSCW ordered that SSR costs for our retail customers should be deferred until December 31, 2015. At that time, the PSCW will determine the appropriate ratemaking treatment. As of September 30, 2014, there was no material SSR costs for retail customers deferred for future recovery. SSR costs for our Michigan customers are being recovered through the Power Supply Cost Recovery mechanism. SSR costs for our wholesale customers are being recovered through formula rates.

MISO Transmission Owner Return on Equity Complaint

In November 2013, a group of MISO industrial customer organizations filed a complaint with the FERC requesting, among other things, to reduce the base return on equity (ROE) used by MISO transmission owners, including ATC, to 9.15%. ATC's current authorized ROE is 12.2%. In October 2014, the FERC issued an order to hear the complaint on ROE and set a refund effective date retroactive to November 12, 2013. However, the FERC denied all other aspects of the complaint, including that the use of capital structures that include more than 50% common equity is unjust and unreasonable. If the case does not settle, the FERC expects to issue a decision by August 31, 2016.

In October 2014, the FERC also issued an order, in regard to a similar complaint, to reduce the base ROE for New England transmission owners from their existing rate of 11.14% to 10.57%. The FERC used a revised method for determining the appropriate ROE for FERC-jurisdictional electric utilities, which incorporates both short-term and long-term measures of growth in dividends.

The FERC has stated that it expects future decisions on pending complaints related to similar ROE issues will be guided by the New England transmission decision. Any change to ATC's return on equity and capital structure could result in lower equity income and dividends from ATC in the future. We are currently unable to determine the timing, financial impact, and nature of any FERC actions related to this complaint.

Wisconsin Fuel Rule Under-collection "Cap"

We use a "fuel window" mechanism to recover fuel and purchased power costs for our Wisconsin retail electric operations. Under the fuel window rule, actual fuel and purchased power costs that exceed a 2% variance from costs included in the rates charged to customers are deferred for recovery or refund. However, if the deferral of costs in a given year would cause us to earn a greater return on common equity than authorized by the PSCW, the recovery of under-collected fuel and purchased power costs would be reduced by the amount the return exceeds the authorized amount by the PSCW. This is a possibility in any given year; however, this provision of the fuel rule will likely not have an impact on us in 2014.

Climate Change

The EPA began regulating greenhouse gas emissions under the Clean Air Act in January 2011 by applying the Best Available Control Technology (BACT) requirements (associated with the New Source Review program) to new and modified larger greenhouse gas emitters. Technology to remove and sequester greenhouse gas emissions is not commercially available at scale. Therefore, the EPA issued guidance that defines BACT in terms of improvements in energy efficiency as opposed to relying on pollution control equipment. In March 2012, the EPA issued a proposed rule that would impose a carbon dioxide emission rate limit on new electric generating units. In September 2013, the EPA re-proposed rules related to emission limits on new electric generating units, and the EPA is expected to finalize them in a timely manner. The proposed emission rate limits may not be achievable for coal-fueled plants until applicable technology becomes commercially available. In June 2014, the EPA issued a proposed rule establishing greenhouse gas performance standards for modified and reconstructed power plants. Comments on this proposal were due in October 2014.

Also, in June 2014, the EPA released a proposed rule establishing greenhouse gas performance standards for existing power plants. The proposal applies to “affected electric generating units,” which includes our coal-fired units at Weston and Pulliam plus the natural gas-fired Fox Energy Center. The EPA is proposing state-specific emission reduction goals. States would be required to meet an “interim goal” on average over the ten-year period from 2020 through 2029 and a “final goal” in 2030, which will achieve a nation-wide emission reduction of about 30% from 2005 levels. In the proposed rule, the state of Wisconsin is assigned a relatively aggressive reduction goal, which if adopted as final, could significantly increase costs for our customers. Consequently, we are working with the other state utilities, the WDNR, the PSCW, and other stakeholders to evaluate the potential impacts and develop comments and suggested revisions for the EPA's consideration. The EPA intends to issue final rules by June 1, 2015. State implementation plans are due by June 30, 2016, with the possibility of extensions to 2017 for a state-specific plan and to 2018 if they are using a multistate approach. Facility compliance deadlines will be included in the final state plans.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined by Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

Date:	November 5, 2014	/s/ Linda M. Kallas
Linda M. Kallas
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

WISCONSIN PUBLIC SERVICE CORPORATION
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

101
Financial statements from the Quarterly Report on Form 10-Q of Wisconsin Public Service Corporation for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Capitalization, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Notes To Financial Statements, and (vi) document and entity information