Form 10-Q
period 2016-03-31
WISCONSIN PUBLIC SERVICE CORP
filed 2016-05-06
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Common stock, $4 par value,
23,896,962 shares outstanding at
March 31, 2016

All of the common stock of Wisconsin Public Service Corporation is owned by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2016

03/31/2016 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Integrys	Integrys Holding, Inc. (previously known as Integrys Energy Group, Inc.)
WBS	WEC Business Services LLC
WEC Energy Group	WEC Energy Group, Inc. (previously known as Wisconsin Energy Corporation)
WE	Wisconsin Electric Power Company
WPSI	WPS Investments, LLC
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
CO2	Carbon Dioxide
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
SO2	Sulfur Dioxide

Measurements
Btu	British Thermal Units
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt (One MW equals one million Watts)
MWh	Megawatt-hour

Other Terms and Abbreviations
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
ROE	Return on Equity
SSR	System Support Resource

03/31/2016 Form 10-Q	ii	Wisconsin Public Service Corporation

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in this report and our Annual Report on Form 10-K for the year ended December 31, 2015, and those identified below:

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

•
The impact of federal, state, and local legislative and regulatory changes, including changes in rate-setting policies or procedures, tax law changes, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, and energy efficiency mandates;

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

•	Costs and effects of litigation, administrative proceedings, investigations, settlements, claims, and inquiries;

•	The risk of financial loss, including increases in bad debt expense, associated with the inability of our customers, counterparties, and affiliates to meet their obligations;

03/31/2016 Form 10-Q	1	Wisconsin Public Service Corporation

•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters;

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

03/31/2016 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions)	2016	2015
Operating revenues	$374.7	$425.0

Operating expenses
Cost of sales	142.4	203.8
Other operation and maintenance	115.1	111.2
Depreciation and amortization	30.8	29.9
Property and revenue taxes	9.5	10.2
Total operating expenses	297.8	355.1

Operating income	76.9	69.9

Other income, net	7.9	6.8
Interest expense	11.9	13.9
Other expense	(4.0)	(7.1)

Income before income taxes	72.9	62.8
Income tax expense	28.4	23.0
Net income	44.5	39.8

Preferred stock dividend requirements	—	(0.8)
Net income attributed to common shareholder	$44.5	$39.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2016 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31,	December 31,
(in millions, except share and per share amounts)	2016	2015
Assets
Current assets
Cash and cash equivalents	$3.1	$6.1
Accounts receivable and unbilled revenue, net of reserves of $4.1 and $2.5, respectively	170.0	164.0
Receivables from related parties	4.3	3.1
Materials, supplies, and inventories
Fuel and gas	73.0	104.5
Materials and supplies, at average cost	42.0	40.5
Prepaid taxes	33.6	48.1
Other current assets	22.1	27.0
Current assets	348.1	393.3

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $1,581.3 and $1,565.7, respectively	3,442.5	3,418.6
Regulatory assets	455.8	462.5
Goodwill	36.4	36.4
Pension and OPEB assets	105.9	102.4
Other long-term assets	90.8	91.9
Long-term assets	4,131.4	4,111.8
Total assets	$4,479.5	$4,505.1

Liabilities and Shareholder's Equity
Current liabilities
Short-term debt	$100.2	$182.8
Current portion of long-term debt to parent	2.8	2.9
Accounts payable	91.9	181.8
Payables to related parties	32.1	35.6
Accrued taxes	29.0	3.1
Accrued interest	20.2	6.8
Other current liabilities	54.3	40.3
Current liabilities	330.5	453.3

Long-term liabilities
Long-term debt	1,289.4	1,289.4
Deferred income taxes	802.9	774.1
Deferred investment tax credits	7.3	7.4
Regulatory liabilities	292.2	290.0
Environmental remediation liabilities	83.1	83.5
Pension and OPEB obligations	24.0	24.4
Payables to related parties	4.6	4.8
Other long-term liabilities	89.8	92.3
Long-term liabilities	2,593.3	2,565.9

Commitments and contingencies (note 10)

Shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid-in capital	916.8	861.8
Retained earnings	543.3	528.5
Shareholder's equity	1,555.7	1,485.9
Total liabilities and shareholder's equity	$4,479.5	$4,505.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2016 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2016	2015
Operating activities
Net income	$44.5	$39.8
Reconciliation to cash provided by operating activities
Depreciation and amortization	31.3	29.7
Deferred income taxes and investment tax credits, net	26.1	10.1
Contributions and payments related to pension and OPEB plans	(0.7)	(0.5)
Change in –
Accounts receivable and unbilled revenues	(9.1)	5.7
Materials, supplies, and inventories	30.4	20.3
Prepaid taxes	14.5	36.3
Other current assets	1.5	0.3
Accounts payable	(35.7)	(4.3)
Other current liabilities	35.5	29.8
Other, net	2.0	(14.2)
Net cash provided by operating activities	140.3	153.0

Investing activities
Capital expenditures	(90.7)	(77.2)
Other, net	4.9	(1.2)
Net cash used in investing activities	(85.8)	(78.4)

Financing activities
Change in short-term debt	(82.6)	(44.7)
Preferred stock dividend requirements	—	(0.8)
Repayments of long-term debt to parent	(0.1)	(2.1)
Payment of dividends to parent	(29.6)	(28.8)
Equity contribution from parent	55.0	—
Other, net	(0.2)	0.3
Net cash used in financing activities	(57.5)	(76.1)

Net change in cash and cash equivalents	(3.0)	(1.5)
Cash and cash equivalents at beginning of period	6.1	5.4
Cash and cash equivalents at end of period	$3.1	$3.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2016 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2016

NOTE 1—GENERAL INFORMATION

On June 29, 2015, Wisconsin Energy Corporation acquired our parent company, Integrys, and changed its name to WEC Energy Group, Inc. In this report, when we refer to the "WEC Merger," we are referring to this acquisition.

As used in these notes, the term "financial statements" refers to the condensed consolidated financial statements. This includes the income statements, balance sheets, and statements of cash flows, unless otherwise noted. In this report, when we refer to "us," "we," "our," or "ours," we are referring to Wisconsin Public Service Corporation and its subsidiary, WPS Leasing, Inc.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2015. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2016, are not necessarily indicative of expected results for 2016 due to seasonal variations and other factors.

Our balance sheets reflect the historical basis of our assets and liabilities, as WEC Energy Group did not elect pushdown accounting for the WEC Merger. This is consistent with how our financial statements are viewed by our regulators.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

Reclassifications

As a result of the WEC Merger, we adopted the financial statement presentation policies of WEC Energy Group. For the three months ended March 31, 2015, the following items were reclassified to conform to the current period presentation.

Income Statements

•	Certain amortizations of deferrals were reclassified from other operation and maintenance to depreciation and amortization, and other income, net.

•
Payroll taxes of $2.3 million were reclassified from taxes other than income taxes to other operation and maintenance. The taxes other than income taxes line item was also renamed to property and revenue taxes.

•
Certain expenses in cost of sales were reclassified to operating revenues, other operation and maintenance, and depreciation and amortization. The amount reclassified to operation and maintenance was $1.5 million.

Statements of Cash Flows

•	Various line items within the operating section were reclassified; however, there was no impact on total operating cash flows.

NOTE 2—COMMON EQUITY

Restrictions

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to the sole holder of our common stock, Integrys, in the form of cash dividends, loans, or advances. In addition, Wisconsin law prohibits us from making loans to or guaranteeing obligations of WEC Energy Group, Integrys, or their subsidiaries. See Note 11, Common Equity, in our 2015 Annual Report on Form 10-K for additional information on these and other restrictions.

03/31/2016 Form 10-Q	6	Wisconsin Public Service Corporation

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 3—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings:

(in millions, except percentages)	March 31, 2016	December 31, 2015
Commercial paper
Amount outstanding	$100.2	$182.8
Weighted-average interest rate on amounts outstanding	0.56%	0.66%

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2016, was $178.1 million with a weighted-average interest rate during the period of 0.56%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including remaining available capacity under this facility:

(in millions)	Maturity	March 31, 2016
Revolving credit facility *	December 2016	$250.0
Total short-term credit capacity		$250.0

Less: commercial paper outstanding		$100.2
Available capacity under existing agreement		$149.8

*	In March 2016, we requested approval from the PSCW to extend the maturity through December 2020.

NOTE 4—FAIR VALUE MEASUREMENTS

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

When possible, we base the valuations of our derivative assets and liabilities on quoted prices for identical assets and liabilities in active markets. These valuations are classified in Level 1. The valuations of certain contracts not classified as Level 1 may be based on quoted market prices received from counterparties and/or observable inputs for similar instruments. Transactions valued using these inputs are classified in Level 2. Certain derivatives are categorized in Level 3 due to the significance of unobservable or internally developed inputs.

03/31/2016 Form 10-Q	7	Wisconsin Public Service Corporation

We recognize transfers at their value as of the end of the reporting period.

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis.

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.1	$—	$—	$0.1
FTRs	—	—	0.5	0.5
Total Derivative assets	$0.1	$—	$0.5	$0.6

Derivative liabilities
Natural gas contracts	$0.5	$—	$—	$0.5
Petroleum products contracts	0.3	—	—	0.3
Coal contracts	—	4.8	—	4.8
Total derivative liabilities	$0.8	$4.8	$—	$5.6

	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.3	$—	$—	$0.3
FTRs	—	—	2.0	2.0
Total derivative assets	$0.3	$—	$2.0	$2.3

Derivative liabilities
Natural gas contracts	$0.9	$—	$—	$0.9
Petroleum products contracts	0.5	—	—	0.5
Coal contracts	—	4.7	—	4.7
Total derivative liabilities	$1.4	$4.7	$—	$6.1

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2016	2015
Balance at the beginning of period	$2.0	$(0.3)
Net realized and unrealized losses	(0.2)	(5.7)
Sales	(0.1)	—
Settlements	(1.2)	0.4
Balance at the end of period	$0.5	$(5.6)

Unrealized gains and losses on Level 3 derivatives are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on these instruments flow through cost of sales on the statements of income.

03/31/2016 Form 10-Q	8	Wisconsin Public Service Corporation

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	March 31, 2016		December 31, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$1,289.4	$1,406.0	$1,289.4	$1,350.4
Long-term debt to parent, including current portion	2.8	2.8	2.9	3.0

Due to the short-term nature of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings, the carrying amount for each such item approximates fair value. The fair values of long-term debt, including the current portion of long-term debt, are estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to us for debt of the same remaining maturity.

NOTE 5—DERIVATIVE INSTRUMENTS

We use derivatives as part of our risk management program to manage the risks associated with the price volatility of purchased power, generation, and natural gas costs for the benefit of our customers. Our approach is non-speculative and designed to mitigate risk. Regulated hedging programs are approved by the PSCW and the MPSC.

We record derivative instruments on our balance sheets as an asset or liability measured at fair value unless they qualify for the normal purchases and sales exception, and are so designated. We continually assess our contracts designated as normal and will discontinue the treatment of these contracts as normal if the required criteria are no longer met. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy-related physical and financial contracts in our regulated operations that qualify as derivatives, our regulators allow the effects of fair value accounting to be offset to regulatory assets and liabilities.

The following table shows our derivative assets and derivative liabilities:

	March 31, 2016		December 31, 2015
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$0.1	$0.5	$0.3	$0.9
Petroleum products contracts	—	0.3	—	0.5
FTRs	0.5	—	2.0	—
Coal contracts	—	3.4	—	3.3
Total other current *	0.6	4.2	2.3	4.7

Other long-term
Coal contracts	—	1.4	—	1.4
Total other long-term *	—	1.4	—	1.4
Total	$0.6	$5.6	$2.3	$6.1

*	On our balance sheets, we classify derivative assets and liabilities as current or long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivative instruments are primarily included in cost of sales on the income statements. Our estimated notional volumes and gains (losses) were as follows:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(in millions)	Volume	Gains (Losses)	Volume	Losses
Natural gas contracts	11.9 Dth	$(1.8)	7.7 Dth	$(1.7)
Petroleum products contracts	1.4 gallons	(0.4)	1.8 gallons	(0.6)
FTRs	2.4 MWh	1.2	2.1 MWh	(0.3)
Total		$(1.0)		$(2.6)

03/31/2016 Form 10-Q	9	Wisconsin Public Service Corporation

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At March 31, 2016, and December 31, 2015, we had posted collateral of $16.9 million and $17.6 million, respectively, in our margin accounts. These amounts are recorded on the balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on the balance sheet:

	March 31, 2016		December 31, 2015
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$0.6	$5.6	$2.3	$6.1
Gross amount not offset on the balance sheet *	(0.1)	(0.8)	(0.3)	(1.4)
Net amount	$0.5	$4.8	$2.0	$4.7

*	Includes cash collateral posted of $0.7 million and $1.1 million as of March 31, 2016, and December 31, 2015, respectively.

NOTE 6—EMPLOYEE BENEFITS

The following tables show the components of net periodic pension and OPEB costs for our benefit plans:

	Pension Costs
	Three Months Ended March 31
(in millions)	2016	2015
Service cost	$2.5	$2.7
Interest cost	6.8	8.0
Expected return on plan assets	(12.8)	(16.4)
Loss on plan settlement	—	0.1
Amortization of net actuarial loss	4.2	4.9
Net periodic benefit cost (credit)	$0.7	$(0.7)

	OPEB Costs
	Three Months Ended March 31
(in millions)	2016	2015
Service cost	$1.8	$2.2
Interest cost	2.6	2.6
Expected return on plan assets	(4.0)	(4.0)
Amortization of prior service credit	(1.8)	(2.3)
Amortization of net actuarial loss	0.6	1.0
Net periodic benefit credit	$(0.8)	$(0.5)

We did not make any contributions to our qualified pension plans during the first three months of 2016. During the three months ended March 31, 2016, we made payments of $0.7 million related to our non-qualified pension plans. We did not make any contributions to our OPEB plans during the three months ended March 31, 2016. We expect to make payments of $0.7 million to our pension plans and $2.2 million to our OPEB plans during the remainder of 2016, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

We had no changes to the carrying amount of goodwill during the three months ended March 31, 2016 and 2015.

03/31/2016 Form 10-Q	10	Wisconsin Public Service Corporation

The identifiable intangible assets other than goodwill listed below are part of other long-term assets on our balance sheets.

	March 31, 2016			December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets *	$15.6	$(8.3)	$7.3	$15.6	$(7.5)	$8.1
Unamortized intangible assets	0.4	—	0.4	0.4	—	0.4
Total intangible assets	$16.0	$(8.3)	$7.7	$16.0	$(7.5)	$8.5

*
Represents contractual service agreements that provide for major maintenance and protection against unforeseen maintenance costs related to the combustion turbine generators at the Fox Energy Center. The remaining weighted-average amortization period for these intangible assets at March 31, 2016 was approximately three years.

NOTE 8—SEGMENT INFORMATION

At March 31, 2016, we reported three segments. We manage our reportable segments separately due to their different operating and regulatory environments. Our principal business segments are our electric utility operations and the natural gas utility operations. The other segment includes non-utility activities, as well as equity earnings from our investments in WRPC and WPSI, which holds an approximate 34% interest in ATC. Operating income is used to measure segment profitability and to allocate resources to our businesses. All of our operations and assets are located within the United States.

The following tables show summarized financial information concerning our reportable segments for the three months ended March 31, 2016 and 2015:

	Regulated Utilities
(in millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
Three Months Ended March 31, 2016
External revenues	$281.6	$93.1	$374.7	$—	$—	$374.7
Intersegment revenues	—	2.4	2.4	0.2	(2.6)	—
Other operation and maintenance	99.3	15.9	115.2	0.1	(0.2)	115.1
Depreciation and amortization	26.4	4.3	30.7	0.1	—	30.8
Operating income	60.6	16.3	76.9	—	—	76.9
Other income, net	5.4	—	5.4	2.5	—	7.9
Interest expense	9.4	2.4	11.8	0.1	—	11.9

	Regulated Utilities
(in millions)	Electric Utility	Natural Gas Utility	Total Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
Three Months Ended March 31, 2015
External revenues	$296.1	$128.9	$425.0	$—	$—	$425.0
Intersegment revenues	—	2.6	2.6	0.2	(2.8)	—
Other operation and maintenance	94.7	16.3	111.0	0.1	0.1	111.2
Depreciation and amortization	25.7	4.2	29.9	0.1	(0.1)	29.9
Operating income (loss)	52.9	17.1	70.0	(0.1)	—	69.9
Other income, net	3.0	0.1	3.1	3.7	—	6.8
Interest expense	10.9	2.6	13.5	0.4	—	13.9

NOTE 9—RELATED PARTIES

We and our subsidiary, WPS Leasing, Inc., routinely enter into transactions with related parties, including WEC Energy Group, its subsidiaries, and other entities in which we have material interests.

We provide and receive services, property, and other items of value to and from our ultimate parent, WEC Energy Group, and other subsidiaries of WEC Energy Group. Following the WEC Merger on June 29, 2015, Integrys Business Support, LLC (IBS) changed its

03/31/2016 Form 10-Q	11	Wisconsin Public Service Corporation

name to WBS, and a new affiliated interest agreement (Non-WBS AIA) went into effect. The new Non-WBS AIA includes the former Wisconsin Energy Corporation's subsidiaries. It governs the provision and receipt of services by WEC Energy Group's subsidiaries, except that WBS will continue to provide services to Integrys and its subsidiaries only under the existing WBS affiliated interest agreements (WBS AIAs). WBS will provide services to WEC Energy Group and the former Wisconsin Energy Corporation subsidiaries under new interim WBS affiliated interest agreements (interim WBS AIAs). The Non-WBS AIA includes no other significant changes from the prior Non-IBS affiliated interest agreement. The PSCW and all other relevant state commissions have approved the Non-WBS AIA or granted appropriate waivers related to the Non-WBS AIA.

Services under the Non-WBS AIA are subject to various pricing methodologies. All services provided by any regulated subsidiary to another regulated subsidiary are priced at cost. All services provided by any regulated subsidiary to any nonregulated subsidiary are priced at the greater of cost or fair market value. All services provided by any nonregulated subsidiary to any regulated subsidiary are priced at the lesser of cost or fair market value. All services provided by any regulated or nonregulated subsidiary to WBS are priced at cost. During the three months ended March 31, 2016, our billings to WBS were $9.4 million. Included in this amount was $6.4 million received for certain software transferred to WBS. During the three months ended March 31, 2015, our billings to IBS were $2.5 million.

WBS provides 15 categories of services (including financial, human resource, and administrative services) to us pursuant to the WBS AIAs, which have been approved, or from which we have been granted appropriate waivers, by the appropriate regulators, including the PSCW. As required by FERC regulations for centralized service companies, WBS renders services at cost. The PSCW must be notified prior to making changes to the services offered under and the allocation methods specified in the WBS AIAs. Other modifications or amendments to the WBS AIAs would require PSCW approval. Recovery of allocated costs is addressed in our rate cases. During the three months ended March 31, 2016, our billings from WBS were $36.7 million. During the three months ended March 31, 2015, our billings from IBS were $34.3 million.

The PSCW orders approving the Non-WBS AIA and the interim WBS AIAs include an April 1, 2016 sunset date for WEC Energy Group and the former Wisconsin Energy Corporation subsidiaries. These companies requested, and the PSCW Staff granted, an extension of the Non-WBS AIA and the interim WBS AIA agreements through September 28, 2016. On April 1, 2016, these companies filed a new agreement for approval with the PSCW. Upon approval by the PSCW and all other relevant state commissions, the proposed agreement would replace the Non-WBS AIA, the WBS AIAs, and the interim WBS AIAs.

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

The table below includes information summarizing other transactions entered into with related parties:

(in millions)	March 31, 2016	December 31, 2015
Accounts receivable
Services provided to ATC	$0.9	$0.5
Note payable, current portion *
Integrys	2.8	2.9
Accounts payable
Network transmission services from ATC	9.2	8.5
Liability related to income tax allocation
Integrys	5.3	5.4

*	WPS Leasing, Inc., our consolidated subsidiary, has a note payable to our parent company, Integrys.

03/31/2016 Form 10-Q	12	Wisconsin Public Service Corporation

The following table shows activity associated with related party transactions:

	Three Months Ended March 31
(in millions)	2016	2015
Transactions with equity method investees
Charges from ATC for network transmission services	$27.7	$25.3
Charges to ATC for services and construction	2.0	2.4
Purchases of energy from WRPC	1.0	1.0
Charges to WRPC for operations	0.1	0.3
Equity earnings from WPSI *	2.3	2.3

*
WPSI is an indirect wholly-owned subsidiary of WEC Energy Group that is jointly owned by Integrys and us. WPSI holds an approximate 34% ownership interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. At March 31, 2016, we had a 10.73% interest in WPSI accounted for under the equity method. Our ownership percentage has continued to decrease as additional equity contributions are made by Integrys to WPSI.

NOTE 10—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Energy Related Purchased Power Agreements

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of March 31, 2016, were $1,065.2 million.

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

Air Quality

Sulfur Dioxide National Ambient Air Quality Standards

The EPA issued a revised 1-Hour SO2 NAAQS that became effective in August 2010. The EPA issued a final rule in August 2015 describing the implementation requirements and established a compliance timeline for the revised standard. The final rule affords state agencies some latitude in rule implementation. A nonattainment designation could have negative impacts for a localized geographic area, including additional permitting requirements for new or existing sources in the area.

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

8-Hour Ozone National Ambient Air Quality Standards

The EPA completed its review of the 2008 8-hour ozone standard in November 2014, and announced a proposal to tighten (lower) the NAAQS. In October 2015, the EPA released the final rule, which lowered the limit for ground-level ozone. This is expected to cause nonattainment designations for some counties in Wisconsin with potential future impacts for our fossil-fueled power plant

03/31/2016 Form 10-Q	13	Wisconsin Public Service Corporation

fleet. For nonattainment areas, the state will have to develop a state implementation plan to bring the areas back into attainment. We will be required to comply with this state implementation plan no earlier than 2020 and are in the process of reviewing and determining potential impacts resulting from this rule.

Mercury and Other Hazardous Air Pollutants

In December 2011, the EPA issued the final MATS rule, which imposes stringent limitations on emissions of mercury and other hazardous air pollutants from coal and oil-fired electric generating units beginning in April 2015. In addition, Wisconsin has state mercury rules that require a 90% reduction of mercury; however, these rules are not in effect as long as MATS is in place. In June 2015, the United States Supreme Court (Supreme Court) ruled on a challenge to the MATS rule and remanded the case back to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court of Appeals), ruling that the EPA failed to appropriately consider the cost of the regulation. The MATS rule has been remanded to the EPA to address the Supreme Court decision, but remains in effect until the D.C. Circuit Court of Appeals takes action on the EPA's April 2016 updated cost evaluation.

Our fleet is well positioned to comply with this regulation. Controls for acid gases and mercury are already in operation at the Pulliam units, and our compliance plans currently include capital projects at our jointly owned plants to achieve the required reductions for MATS. Although we received a one year MATS compliance extension from the WDNR for Weston Unit 3 through April 2016, this unit is on a planned outage to complete the construction of the ReACTTM system. Construction of the ReACTTM multi-pollutant control system at Weston Unit 3 is complete and startup/commissioning work is underway with an expected in-service date in 2016. Once Weston Unit 3 comes back on line, it is expected to be in compliance with the MATS regulations.

Climate Change

In 2015, the EPA issued the Clean Power Plan, a final rule regulating GHG emissions from existing generating units, a proposed federal plan and model trading rules as alternatives or guides to state compliance plans, and final performance standards for modified and reconstructed generating units and new fossil-fueled power plants. In October 2015, following publication of the final rule for existing fossil generating units, numerous states (including Wisconsin), trade associations, and private parties filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. The D.C. Circuit Court of Appeals denied the stay request, but in February 2016, the Supreme Court stayed the effectiveness of the rule until disposition of the litigation in the D.C. Circuit Court of Appeals and to the extent that review is sought, at the Supreme Court. In addition, in February 2016, the Governor of Wisconsin issued Executive Order 186, which prohibits state agencies, departments, boards, commissions, or other state entities from developing or promoting the development of a state plan.

The final rule for existing fossil generating units seeks to achieve state-specific GHG emission reduction goals by 2030, and would have required states to submit plans by September 6, 2016. States submitting initial plans and requesting an extension would have been required to submit final plans by September 2018, either alone or in conjunction with other states. The timelines for the 2022 through 2029 interim goals and the 2030 final goal for states, as well as all other aspects of the rule, may be changed due to the stay and subsequent legal proceedings.

The goal of the final rule is to reduce nationwide GHG emissions by 32% from 2005 levels. The rule is seeking GHG emission reductions in Wisconsin of 41% below 2012 levels by 2030. The building blocks used by the EPA to determine each state's emission reduction requirements include a combination of improving power plant efficiency, increasing reliance on combined cycle natural gas units, and adding new renewable energy resources. We are in the process of reviewing the final rule for existing fossil generating units to determine the potential impacts to our operations. The rule could result in significant additional compliance costs, including capital expenditures, could impact how we operate our existing fossil-fueled power plants, and could have a material adverse impact on our operating costs.

Draft Federal Plan and Model Trading Rules were also published in October 2015 for use in developing state plans or for use in states where a plan is not submitted or approved. In December 2015, the state of Wisconsin submitted petitions for review to the EPA of the final standards for existing as well as new, modified, and reconstructed generating units. A petition for review was also submitted jointly by the Wisconsin utilities. Among other things, the petitions narrowly ask the EPA to consider revising the state goal for existing units to reflect the 2013 retirement of the Kewaunee Power Station, which could lower the state's CO2 equivalent reduction goal by about 10%.

We are required to report our CO2 equivalent emissions from our electric generating facilities under the EPA Greenhouse Gases Reporting Program. For 2015, we reported CO2 equivalent emissions of 5.7 million metric tonnes to the EPA. The level of CO2 and

03/31/2016 Form 10-Q	14	Wisconsin Public Service Corporation

other GHG emissions vary from year to year and are dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed, and how our units are dispatched by MISO.

We are also required to report CO2 equivalent amounts related to the natural gas that our natural gas operations distribute and sell. For 2015, we reported CO2 equivalent emissions of 3.5 million metric tonnes to the EPA related to our distribution and sale of natural gas.

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

During 2016–2018, we will be completing studies and evaluating options to address the EM BTA requirements at our plants. With the exception of Weston Units 3 and 4 (which all have existing cooling towers that meet EM BTA requirements), we cannot yet determine what, if any, intake structure or operational modifications will be required to meet the new EM BTA requirements at our facilities. We also expect that limited studies to support WDNR BTA determinations will be conducted at the Weston facility. Based on preliminary discussions with the WDNR, we anticipate that the WDNR will not require physical modifications to the Weston Unit 2 intake structure to meet the EM BTA requirements based on low capacity use of the unit. Entrainment studies are currently being conducted at Pulliam Units 7 and 8.

Steam Electric Effluent Guidelines

The EPA's final steam electric effluent guidelines rule took effect in January 2016 and applies to discharges of wastewater from our power plant processes in Wisconsin. Unless pending challenges to the final guidelines are successful, the WDNR will modify the state rules and incorporate the new requirements into our facility permits, which are renewed every five years. We expect the new requirements to be phased in between 2018 and 2023 as our permits are renewed. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. However, these standards will require additional wastewater treatment retrofits as well as installation of other equipment to minimize process water use. The final rule phases in new or more stringent requirements related to limits of arsenic, mercury, selenium, and nitrogen in wastewater discharged from wet scrubber systems. The rule also requires dry fly ash handling, which is already in place at all of our power plants. Dry bottom ash transport systems are required by the new rule, and modifications will be required at Pulliam Units 7 and 8 and Weston Unit 3. We are beginning preliminary engineering for compliance with the rule and estimate a total cost range of $25 million to $35 million for these advanced treatment and bottom ash transport systems.

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

03/31/2016 Form 10-Q	15	Wisconsin Public Service Corporation

working with various state jurisdictions in our investigation and remediation planning. These sites are at various stages of investigation, monitoring, remediation, and closure.

In addition, we are coordinating the investigation and cleanup of some of these sites subject to the jurisdiction of the EPA under what is called a "multisite" program. This program involves prioritizing the work to be done at the sites, preparation and approval of documents common to all of the sites, and use of a consistent approach in selecting remedies. At this time, we cannot estimate future remediation costs associated with these sites beyond those described below.

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	March 31, 2016	December 31, 2015
Regulatory assets	$103.4	$104.4
Reserves for future remediation	83.1	83.5

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

Weston Title V Air Permit

In August 2013, the WDNR issued the Weston Title V air permit. In September 2013, we challenged various requirements in the permit by filing a contested case proceeding with the WDNR and also filed a Petition for Judicial Review in the Brown County Circuit Court. The Sierra Club and Clean Wisconsin also challenged various aspects of the permit. The WDNR granted all parties' requests for contested case proceedings. The Petitions for Judicial Review, by all parties, were stayed pending the resolution of the contested cases. In February 2014, a new permit change was challenged and added to the case. The parties negotiated a settlement of their challenges to the permit. As a result, in March 2016, the ALJ issued an order dismissing the contested case proceedings, and in April 2016, the Brown County Circuit Court dismissed the Petitions for Judicial Review.

We do not expect these matters to have a material impact on our financial statements.

Consent Decrees

Weston and Pulliam Consent Decree

In November 2009, the EPA issued a Notice of Violation (NOV) to us, which alleged violations of the Clean Air Act's (CAA) New Source Review requirements relating to certain projects completed at the Weston and Pulliam plants from 1994 to 2009. We entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Eastern District of Wisconsin in March 2013.

The Consent Decree contains a requirement to, among other things, refuel, repower, and/or retire certain Weston and Pulliam units. Effective June 1, 2015, we retired Weston Unit 1 and Pulliam Units 5 and 6 and recorded a regulatory asset of $11.5 million for the undepreciated book value. We received approval from the PSCW in our 2015 rate order to defer and amortize the undepreciated book value of the retired plant associated with these units starting June 1, 2015, and concluding by 2023.

We received approval from the PSCW in our rate orders to recover prudently incurred costs as a result of complying with the terms of the Consent Decree, with the exception of a $1.2 million civil penalty. The majority of the beneficial environmental projects proposed by us have been approved by the EPA. In March 2016, we submitted a proposed revision to the EPA to update requirements

03/31/2016 Form 10-Q	16	Wisconsin Public Service Corporation

reflecting the conversion of Weston Unit 2 from coal to natural gas fuel and to reflect changes to other environmental projects that are not expected to materially impact the overall cost.

Also, in May 2010, we received from the Sierra Club a Notice of Intent to file a civil lawsuit based on allegations that we violated the CAA at the Weston and Pulliam plants. We entered into a Standstill Agreement with the Sierra Club by which the parties agreed to negotiate as part of the EPA NOV process, rather than litigate. The Standstill Agreement ended in October 2012, but no further action has been taken by the Sierra Club as of March 31, 2016. It is unknown whether the Sierra Club will take further action in the future.

Joint Ownership Power Plants Consent Decree – Columbia and Edgewater

In December 2009, the EPA issued a NOV to Wisconsin Power and Light, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric, WE (former co-owner of an Edgewater unit), and us. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. We, along with Wisconsin Power and Light, Madison Gas and Electric, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013.

The Consent Decree contains a requirement to, among other things, refuel, repower, or retire Edgewater Unit 4, of which we are a joint owner, by no later than December 31, 2018. In the first quarter of 2015, management of the joint owners recommended that Edgewater Unit 4 be retired in December 2018. However, a final decision on how to address the requirement for this unit has not yet been made by the joint owners, as early retirement is contingent on various operational and market factors, and other alternatives to retirement are still available. All of the beneficial environmental projects that we proposed have been approved by the EPA.

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31
(in millions)	2016	2015
Cash received for income taxes, net of (payments)	$29.5	$18.5
Significant noncash transactions:
Accounts payable related to construction costs	34.3	49.1

Cash paid for interest, net of amounts capitalized, was not significant for the three months ended March 31, 2016, and 2015.

NOTE 12—REGULATORY ENVIRONMENT

2016 Wisconsin Rate Order

In April 2015, we initiated a rate proceeding with the PSCW. In December 2015, the PSCW issued a final written order, effective January 1, 2016. The order, which reflects a 10.0% ROE and a common equity component average of 51.0%, authorized a net retail electric rate decrease of $7.9 million (-0.8%) and a net retail natural gas rate decrease of $6.2 million (-2.1%). The decrease in retail electric rates was due to lower monitored fuel costs in 2016 compared to 2015. Absent the adjustment for electric fuel costs, we would have realized an electric rate increase. Based on the order, the PSCW will continue to allow us to escrow for ATC and MISO network transmission expenses through 2016. In addition, future SSR payments will continue to be escrowed until a future rate proceeding. This allows us to defer as a regulatory asset or liability the differences between actual transmission expenses and those included in rates. In addition, the PSCW approved a deferral for ReACT™, which requires us to defer the revenue requirement of ReACT™ costs above the authorized $275.0 million level through 2016. Fuel costs will continue to be monitored using a 2% tolerance window.

In March 2016, we requested extensions from the PSCW through 2017 for the deferral of the revenue requirement of ReACT™ costs above the authorized $275.0 million level as well as escrow accounting of ATC and MISO network transmission expenses. In April 2016, we also requested a deferral through 2017 of the revenue requirement difference between the Real Time Market Pricing and the standard tariffed rates for any of our current large commercial and industrial customers who entered into a service agreement with us under Real Time Market Pricing prior to April 15, 2016.

03/31/2016 Form 10-Q	17	Wisconsin Public Service Corporation

2015 Wisconsin Rate Order

In April 2014, we initiated a rate proceeding with the PSCW. In December 2014, the PSCW issued a final written order, effective January 1, 2015. It authorized a net retail electric rate increase of $24.6 million and a net retail natural gas rate decrease of $15.4 million, reflecting a 10.2% ROE. The order authorized a common equity component average of 50.28%. The PSCW approved a change in rate design, which included higher fixed charges to better match the related fixed costs of providing service. In addition, the order continued to exclude a decoupling mechanism that was terminated beginning January 1, 2014.

The primary driver of the increase in retail electric rates was higher costs of fuel for electric generation of approximately $42.0 million. In addition, 2015 rates include approximately $9.0 million of lower refunds to customers related to decoupling over-collections. In 2015 rates, we refunded approximately $4.0 million to customers related to 2013 decoupling over-collections compared with refunding approximately $13.0 million to customers in 2014 rates related to 2012 decoupling over-collections. Absent these adjustments for electric fuel costs and decoupling refunds, we would have realized an electric rate decrease. In addition, we received approval from the PSCW to defer and amortize the undepreciated book value associated with Pulliam Units 5 and 6 and Weston Unit 1 starting with the actual retirement date, June 1, 2015, and concluding by 2023. See Note 10, Commitments and Contingencies, for more information. The PSCW allowed us to escrow ATC and MISO network transmission expenses for 2015 and 2016. As a result, we defer as a regulatory asset or liability the differences between actual transmission expenses and those included in rates until a future rate proceeding. Finally, the PSCW ordered that 2015 fuel costs should continue to be monitored using a 2% tolerance window.

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

2015 Michigan Rate Order

In October 2014, we initiated a rate proceeding with the MPSC. In April 2015, the MPSC issued a final written order, effective April 24, 2015, approving a settlement agreement. The order authorized a retail electric rate increase of $4.0 million to be implemented over three years to recover costs for the 2013 acquisition of the Fox Energy Center as well as other capital investments associated with the Crane Creek wind farm and environmental upgrades at generation plants. The rates reflected a 10.2% ROE and a common equity component average of 50.48%. The increase reflected the continued deferral of costs associated with the Fox Energy Center until the second anniversary of the order. The increase also reflected the deferral of Weston Unit 3 ReACT™ environmental project costs. On the second anniversary of the order, we will discontinue the deferral of Fox Energy Center costs and will begin amortizing this deferral along with the deferral associated with the termination of a tolling agreement related to the Fox Energy Center. We also received approval from the MPSC to defer and amortize the undepreciated book value of the retired plant associated with Pulliam Units 5 and 6 and Weston Unit 1 starting with the actual retirement date, June 1, 2015, and concluding by 2023. Lastly, we will not seek an increase to retail electric base rates that would become effective prior to January 1, 2018.

NOTE 13—NEW ACCOUNTING PRONOUNCEMENTS

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

03/31/2016 Form 10-Q	18	Wisconsin Public Service Corporation

Leases

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and will be applied using a modified retrospective approach. We are currently assessing the effects this guidance may have on our financial statements.

Stock-Based Compensation

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are currently assessing the effects this guidance may have on our financial statements.

03/31/2016 Form 10-Q	19	Wisconsin Public Service Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2015.

Introduction

We are an electric and natural gas utility and an indirect wholly owned subsidiary of WEC Energy Group. We derive revenues primarily from the distribution and sale of electricity and natural gas to retail customers. We also provide wholesale electric service to numerous utilities and cooperatives for resale.

Corporate Strategy

Our goal is to continue to create long-term value for WEC Energy Group's stockholders and our customers by focusing on the following:

Reliability

We have made significant reliability related investments in recent years, and plan to continue making significant capital investments to strengthen and modernize the reliability of our generation and distribution network. We continue work on our System Modernization and Reliability Project, which involves modernizing parts of our electric distribution system by burying or upgrading lines. The project focuses on electric lines that currently have the lowest reliability in our system, primarily in rural areas that are heavily forested.

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our company.

Financial Discipline

A strong adherence to financial discipline is essential to earning our authorized ROE and maintaining a strong balance sheet, stable cash flows, and quality credit ratings.

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plant, and equipment, that are no longer performing as intended or have an unacceptable risk profile.

Exceptional Customer Care

Our approach is driven by an intense focus on delivering exceptional customer care every day. We strive to provide the best value for our customers by embracing constructive change, leveraging our capabilities and expertise, and using creative solutions to meet or exceed our customers’ expectations.

03/31/2016 Form 10-Q	20	Wisconsin Public Service Corporation

RESULTS OF OPERATIONS

Consolidated Earnings

The following table compares our consolidated results for the first quarter of 2016 with the first quarter of 2015, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended March 31
(in millions)	2016	2015	B (W)
Electric utility segment	$60.6	$52.9	$7.7
Natural gas utility segment	16.3	17.1	(0.8)
Other segment	—	(0.1)	0.1
Total operating income	76.9	69.9	7.0
Other income, net	7.9	6.8	1.1
Interest expense	11.9	13.9	2.0
Income before income taxes	72.9	62.8	10.1
Income tax expense	28.4	23.0	(5.4)
Preferred stock dividend requirements	—	(0.8)	0.8
Net income attributed to common shareholder	$44.5	$39.0	$5.5

Electric Utility Segment Contribution to Operating Income

	Three Months Ended March 31
(in millions)	2016	2015	B (W)
Revenues	$281.6	$296.1	$(14.5)
Fuel and purchased power	86.5	113.8	27.3
Total electric margins	195.1	182.3	12.8

Other operation and maintenance	99.3	94.7	(4.6)
Depreciation and amortization	26.4	25.7	(0.7)
Property and revenue taxes	8.8	9.0	0.2
Operating income	$60.6	$52.9	$7.7

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	MWh (in thousands)
Electric Sales Volumes	2016	2015	B (W)
Customer class
Residential	735.5	762.1	(26.6)
Small commercial and industrial	967.4	968.1	(0.7)
Large commercial and industrial	1,018.7	1,001.0	17.7
Other	9.2	9.2	—
Total retail	2,730.8	2,740.4	(9.6)
Wholesale	612.6	635.5	(22.9)
Resale	127.2	302.0	(174.8)
Total sales in MWh	3,470.6	3,677.9	(207.3)

	Three Months Ended March 31
	Degree Days
Weather *	2016	2015	B (W)
Heating (3,717 Normal)	3,438	3,946	(508)

*	Normal heating degree days are based on a 20-year moving average of monthly temperatures from the Green Bay Weather Station.

03/31/2016 Form 10-Q	21	Wisconsin Public Service Corporation

Electric Utility Margins

Electric utility margins are defined as electric revenues less fuel and purchased power costs. We believe that electric utility margins provide a more meaningful basis for evaluating electric utility operations than electric revenues since the majority of prudently incurred fuel and purchased power costs are passed through to customers in current rates under enacted fuel rules.

Electric utility margins increased $12.8 million driven by:

•	An $8.6 million increase as a result of the PSCW rate order, effective January 1, 2016. See Note 12, Regulatory Environment, for more information.

•
A $4.0 million increase related to higher quarter-over-quarter positive collections of actual fuel and purchased power costs. Under the fuel rule, we defer under or over-collections of certain fuel and purchased power costs that exceed a 2% price variance from the costs included in rates, and the remaining variance impacts margins.

Operating Income

Operating income at the electric utility segment increased $7.7 million. The increase was driven by the $12.8 million increase in margins discussed above, partially offset by a $5.1 million increase in operating expenses.

The increase in operating expense was driven by a $4.1 million increase in electric transmission expenses from MISO and ATC. This increase was partially driven by higher costs to meet ATC's revenue requirements as well as increased costs from MISO related to transmission providers' continued investment in equipment and facilities for improved reliability.

Natural Gas Utility Segment Contribution to Operating Income

	Three Months Ended March 31
(in millions)	2016	2015	B (W)
Natural gas revenues	$95.5	$131.5	$(36.0)
Cost of natural gas sold	58.3	92.8	34.5
Total natural gas margins	37.2	38.7	(1.5)

Other operation and maintenance	15.9	16.3	0.4
Depreciation and amortization	4.3	4.2	(0.1)
Property and revenue taxes	0.7	1.1	0.4
Operating income	$16.3	$17.1	$(0.8)

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2016	2015	B (W)
Customer class
Residential	111.5	128.1	(16.6)
Commercial and industrial	63.5	74.2	(10.7)
Other	8.6	7.2	1.4
Total retail	183.6	209.5	(25.9)
Transport	125.7	113.8	11.9
Total sales in therms	309.3	323.3	(14.0)

03/31/2016 Form 10-Q	22	Wisconsin Public Service Corporation

	Three Months Ended March 31
	Degree Days
Weather *	2016	2015	B (W)
Heating (3,717 normal)	3,438	3,946	(508)

*	Normal heating degree days are based on a 20-year moving average of monthly temperatures from the Green Bay Weather Station.

Natural Gas Utility Margins

Natural gas utility margins are defined as natural gas revenues less the cost of natural gas sold. We believe that natural gas utility margins provide a more meaningful basis for evaluating natural gas utility operations than natural gas utility revenues, since prudently incurred natural gas commodity costs are passed through to our customers in current rates. The average per-unit cost of natural gas sold decreased 28% during the three months ended March 31, 2016, which had no impact on margins.

Natural gas utility segment margins decreased $1.5 million, driven by a decrease in sales volume due to warmer weather quarter over quarter. As measured by heating degree days, the first quarter of 2016 was 12.9% warmer than 2015.

Operating Income

Operating income at the natural gas utility segment decreased $0.8 million. The increase was driven by the $1.5 million decrease in margin discussed above, partially offset by a $0.7 million decrease in operating expenses.

Other Segment Contribution to Operating Income

	Three Months Ended March 31
(in millions)	2016	2015	B (W)
Operating loss	$—	$(0.1)	$0.1

Operating loss decreased by $0.1 million when compared to the first quarter of 2015. This decrease was not significant.

Consolidated Other Income, Net

	Three Months Ended March 31
(in millions)	2016	2015	B (W)
AFUDC – Equity	$5.2	$2.9	$2.3
Earnings from equity method investments	2.6	2.6	—
Other, net	0.1	1.3	(1.2)
Other income, net	$7.9	$6.8	$1.1

Other income, net increased by $1.1 million when compared to the first quarter of 2015. This increase was not significant.

Consolidated Interest Expense

	Three Months Ended March 31
(in millions)	2016	2015	B (W)
Interest expense	$11.9	$13.9	$2.0

Interest expense decreased by $2.0 million when compared to the first quarter of 2015, due to a lower average interest rate on outstanding long-term debt, and an increase in AFUDC. AFUDC was higher largely due to the construction on the ReACTTM emission control technology at Weston Unit 3.

03/31/2016 Form 10-Q	23	Wisconsin Public Service Corporation

Consolidated Income Tax Expense

	Three Months Ended March 31
	2016	2015	B (W)
Effective tax rate	39.0%	36.6%	(2.4)%

Our effective tax rate increased by 2.4% when compared to the first quarter of 2015, due to a decrease in the projected 2016 annual tax benefits associated with AFUDC – Equity, which is non-taxable. We expect our 2016 annual effective tax rate to be between 38.5% and 39.5%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following summarizes our cash flows during the three months ended March 31:

(in millions)	2016	2015	Change in 2016 Over 2015
Cash provided by (used in):
Operating activities	$140.3	$153.0	$(12.7)
Investing activities	(85.8)	(78.4)	(7.4)
Financing activities	(57.5)	(76.1)	18.6

Operating Activities

Net cash provided by operating activities decreased $12.7 million in the first quarter of 2016. This net decrease was driven by $29.8 million of lower overall collections from customers in the first quarter of 2016, partially offset by an increase in cash from lower payments for natural gas, fuel, and purchased power. This net decrease was primarily due to the impact of lower commodity prices in the first quarter of 2016.

This decrease in cash was partially offset by an $11.0 million increase in cash received from income taxes in the first quarter of 2016. The increase in cash was primarily driven by a state income tax refund received on extension in 2016, compared with state estimated income tax payments made in 2015.

Investing Activities

Net cash used in investing activities increased $7.4 million in the first quarter of 2016, driven by $13.5 million of higher capital expenditures, which is discussed in more detail below.

Capital Expenditures

Capital expenditures by business segment for the three months ended March 31 were as follows:

Reportable Segment (in millions)	2016	2015	Change in 2016 Over 2015
Electric utility	$82.3	$67.5	$14.8
Natural gas utility	8.4	9.7	(1.3)
Total capital expenditures	$90.7	$77.2	$13.5

The increase in capital expenditures at the electric utility segment in the first quarter of 2016 was driven by higher expenditures for a combustion turbine project at the Fox Energy Center, partially offset by lower expenditures for the ReACTTM emission control technology project at Weston Unit 3.

See Significant Capital Projects below for more information.

03/31/2016 Form 10-Q	24	Wisconsin Public Service Corporation

Financing Activities

Net cash used in financing activities decreased $18.6 million in the first quarter of 2016, driven by a $55.0 million equity contribution received from Integrys in 2016, partially offset by a $37.9 million increase in the repayment of commercial paper.

For information on our short-term debt, see Note 3, Short-Term Debt and Lines of Credit.

Capital Resources and Requirements

Capital Resources

Liquidity

We anticipate meeting our capital requirements for our existing operations through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors, and equity contributions from Integrys.

We currently have access to the capital markets and have been able to generate funds internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our overall strategic plan. We currently believe that we have adequate capacity to fund our operations for the foreseeable future through our existing borrowing arrangement, access to capital markets, and internally generated cash.

We maintain a bank back-up credit facility, which provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. See Note 3, Short-Term Debt and Lines of Credit, for more information about our credit facility.

The following table shows our capitalization structure:

(in millions)	March 31, 2016
Common equity	$1,555.7	52.8%
Long-term debt	1,289.4	43.7%
Short-term debt *	103.0	3.5%
Total	$2,948.1	100.0%

*	Includes subsidiary note payable to Integrys.

Capital Requirements

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

(in millions)
2016	$279.9
2017	359.6
2018	293.0
Total	$932.5

We are constructing a multi-pollutant control technology known as ReACTTM as part of Weston Unit 3. The control technology will enable the plant to meet the requirements of a Consent Decree agreed to between us and the EPA. The cost of the project is estimated at approximately $345 million, excluding AFUDC, and it is expected to be placed in service in 2016.

03/31/2016 Form 10-Q	25	Wisconsin Public Service Corporation

We are also continuing work on the System Modernization and Reliability Project. This project includes converting more than 1,000 miles of overhead distribution power lines to underground in northern Wisconsin and adding distribution automation equipment on 400 miles of lines. We expect to invest approximately $45 million annually over the next three years.

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

Contractual Obligations

For additional information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2015 Annual Report on Form 10-K.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. The following discussion should be read together with the information under Factors Affecting Results, Liquidity, and Capital Resources in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, industry restructuring, environmental matters, and other matters.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. These risks include, but are not limited to, the regulatory recovery risk described below. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2015 Annual Report on Form 10-K for a discussion of other significant risks applicable to us.

Regulatory Recovery

Regulated entities are allowed to defer certain costs that would otherwise be charged to expense, if the regulated entity believes the recovery of these costs is probable. We record regulatory assets pursuant to specific orders or by a generic order issued by our regulators. Recovery of these deferred costs in future rates is subject to the review and approval by those regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of these deferred costs, including those referenced below are not approved by our regulators, the costs would be charged to income in the current period. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities.

The following includes various projects discussed in our recent rate proceedings and orders that we will be or have requested recovery for:

•
The PSCW approved deferral of costs related to our ReACT™ project above the originally authorized $275.0 million level through 2016. We will be required to obtain a separate approval for collection of these deferred costs.

•
Prior to the WEC Merger, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries, including us. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of March 31, 2016, none of the costs for this project have been disallowed in rate proceedings. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project.

See Note 12, Regulatory Environment, for more information regarding recent rate proceedings, orders, and investigations.

03/31/2016 Form 10-Q	26	Wisconsin Public Service Corporation

Environmental Matters

Cross-State Air Pollution Rule

In July 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR), which replaced a previous rule, the Clean Air Interstate Rule (CAIR). The purpose of the CSAPR was to limit the interstate transport of emissions of NOx and SO2 that contribute to fine particulate matter and ozone nonattainment in downwind states through a proposed allocation plan and allowance trading scheme. The rule was to become effective in January 2012. However, in December 2011, the CSAPR requirements were stayed by the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court of Appeals) and CAIR was implemented during the stay period. In August 2012, the D.C. Circuit Court of Appeals issued a ruling vacating and remanding CSAPR and simultaneously reinstating CAIR pending the issuance of a replacement rule by the EPA. The case was appealed to the United States Supreme Court (Supreme Court). In April 2014, the Supreme Court issued a decision largely upholding CSAPR and remanded it to the D.C. Circuit Court of Appeals for further proceedings. In October 2014, the D.C. Circuit Court of Appeals issued a decision that allowed the EPA to begin implementing CSAPR on January 1, 2015. The compliance deadlines were also changed by three years, so that Phase I emissions budgets apply in 2015 and 2016, and Phase 2 emissions budgets will apply to 2017 and beyond.

In December 2015, the EPA published its proposed update to the CSAPR for the 2008 ozone NAAQS and plans to issue a final rule by August 2016. Starting in 2017, this proposed rule would reduce ozone season (May 1 through September 30) NOx emissions from power plants in 23 states in the eastern United States. In this rule, the EPA is proposing to update Phase II CSAPR NOx ozone season budgets for electric generating units in the 23 states. An approximate 60% reduction in NOx emissions is proposed for Wisconsin, beginning in May 2017. Additional investments in controls and/or shifts in generation may be required depending upon the final outcome of the rule. We submitted comments to the EPA and met with EPA representatives in Washington, D.C. on the potential impacts of the rule.

See Note 10, Commitments and Contingencies, for a discussion of additional environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Presque Isle System Support Resource Costs

In August 2013, WE notified MISO of its intention to suspend the operation of Units 5 through 9 of its Presque Isle generating facility, starting February 1, 2014. MISO notified WE in October 2013 that the Presque Isle units are required for reliability and would be SSR-designated. In April 2014, WE notified MISO of its intention to retire the Presque Isle units, and, as of October 2015, the Presque Isle units were designated retirement SSR units. Under the terms of the SSR Tariff, in exchange for keeping the units in service, MISO initially planned to compensate WE by allocating the SSR costs associated with the operation of the Presque Isle units to regulated and nonregulated load-serving entities, including us, based on load ratio share within the ATC footprint. In February 2015, WE notified MISO of its intent to rescind its decision to retire the Presque Isle units and requested termination of the SSR agreement, effective February 1, 2015. This intent to rescind was driven by a settlement agreement related to the WEC Merger. In April 2015, the FERC approved the termination of the SSR agreement effective February 1, 2015.

In May 2015, MISO made a compliance filing regarding the allocation of Presque Isle SSR costs incurred while the SSR was in effect, which did not allocate any of these SSR costs to us. In September 2015, the FERC approved MISO's new cost allocation method. Subsequently, several parties sought a rehearing of this FERC order, which the FERC denied on May 3, 2016.

Wisconsin Power and Light's Riverside Energy Center Facility

In April 2015, Wisconsin Power and Light Company (WP&L) filed a Certificate of Public Convenience and Necessity application with the PSCW for approval to construct an approximate 650 MW natural gas-fired combined-cycle generating unit in Beloit, Wisconsin. Construction proposals received by WP&L indicate that the unit could generate up to 700 MWs. In the third quarter of 2015, we, as well as our affiliated utility, WE, requested and received intervention in this proceeding. As intervenors, we along with WE proposed purchased power agreement alternatives to the new generating unit. In December 2015, we entered into a settlement agreement with WE and WP&L that was approved by the PSCW. Based on the settlement agreement, the generating unit cannot become commercially operational before June 1, 2020. We also will have the option to purchase an undivided ownership interest of up to 100 MWs of generating capacity from the unit during the first two years of operation and up to an aggregate 200 MWs of generating capacity during the third and fourth years of operation. Other major terms of the settlement include an agreement on ownership of

03/31/2016 Form 10-Q	27	Wisconsin Public Service Corporation

our future natural gas units, negotiation of a renewable generation joint development plan, and ownership terms of the jointly-owned Columbia plant. In March 2016, the PSCW approved the construction of the new natural gas-fired generating unit.

03/31/2016 Form 10-Q	28	Wisconsin Public Service Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 4, Fair Value Measurements, and Note 5, Derivative Instruments, in this report for information concerning our market risk exposures.

03/31/2016 Form 10-Q	29	Wisconsin Public Service Corporation

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2016 Form 10-Q	30	Wisconsin Public Service Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2015 Annual Report on Form 10-K. See Note 10, Commitments and Contingencies, and Note 12, Regulatory Environment, in this report for more information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed below and in our reports to the SEC, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material effect on our financial statements.

Environmental Matters

Sheboygan River Matter

We were contacted by the United States Department of Justice in March 2016 to commence discussions with the federal natural resource trustees to resolve our alleged liability for natural resources damages (NRD) in the Sheboygan River related to the former Camp Marina manufactured gas plant site. We were originally notified about this claim in September 2012, but the WDNR chose not to be a party to the NRD claim negotiation in February 2014. However, the National Oceanic and Atmospheric Administration has co-equal trusteeship with the WDNR over the impacted Sheboygan River natural resources and is now pursuing the NRD claim. We plan to evaluate the claim and expect to engage in settlement negotiations with the Department of Justice, but we do not expect this matter to have a material impact on our financial statements. Substantial remediation of the uplands at the legacy Sheboygan Camp Marina manufactured gas plant site has already occurred.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2015. See Item 1A. Risk Factors in Part 1 of our 2015 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

03/31/2016 Form 10-Q	31	Wisconsin Public Service Corporation

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

03/31/2016 Form 10-Q	32	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 6, 2016	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2016 Form 10-Q	33	Wisconsin Public Service Corporation