Form 10-Q
period 2016-06-30
WISCONSIN PUBLIC SERVICE CORP
filed 2016-08-05
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.
1-3016	WISCONSIN PUBLIC SERVICE CORPORATION	39-0715160
(A Wisconsin Corporation)
700 North Adams Street
P.O. Box 19001
Green Bay, WI 54307-9001
800-450-7260

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
June 30, 2016

All of the common stock of Wisconsin Public Service Corporation is owned by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2016

06/30/2016 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Integrys	Integrys Holding, Inc. (previously known as Integrys Energy Group, Inc.)
WBS	WEC Business Services LLC
WEC Energy Group	WEC Energy Group, Inc. (previously known as Wisconsin Energy Corporation)
WE	Wisconsin Electric Power Company
WG	Wisconsin Gas LLC
WPSI	WPS Investments, LLC
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CSAPR	Cross-State Air Pollution Rule
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
SO2	Sulfur Dioxide

Measurements
Btu	British Thermal Units
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt (One MW equals one million Watts)
MWh	Megawatt-hour

Other Terms and Abbreviations
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
ROE	Return on Equity
SSR	System Support Resource
Supreme Court	United States Supreme Court

06/30/2016 Form 10-Q	ii	Wisconsin Public Service Corporation

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

•
The timing, resolution, and impact of rate cases and negotiations, including recovery of deferred and current costs and adjustments to our ROE, and other regulatory decisions impacting our regulated operations;

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

•	Costs and effects of litigation, administrative proceedings, investigations, settlements, claims, and inquiries;

•	The risk of financial loss, including increases in bad debt expense, associated with the inability of our customers, counterparties, and affiliates to meet their obligations;

06/30/2016 Form 10-Q	1	Wisconsin Public Service Corporation

•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters;

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

•
The terms and conditions of the governmental and regulatory approvals of Wisconsin Energy Corporation's acquisition of Integrys that could reduce anticipated benefits and the ability to successfully integrate the operations of the combined company;

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

06/30/2016 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2016	2015	2016	2015
Operating revenues	$331.5	$330.3	$706.2	$755.3

Operating expenses
Cost of sales	113.5	121.1	255.9	324.9
Other operation and maintenance	134.1	124.5	249.2	235.7
Depreciation and amortization	30.2	30.2	61.0	60.1
Property and revenue taxes	10.3	10.3	19.8	20.5
Total operating expenses	288.1	286.1	585.9	641.2

Operating income	43.4	44.2	120.3	114.1

Other income, net	8.9	6.3	16.8	13.1
Interest expense	11.7	13.2	23.6	27.1
Other expense	(2.8)	(6.9)	(6.8)	(14.0)

Income before income taxes	40.6	37.3	113.5	100.1
Income tax expense	14.3	13.9	42.7	36.9
Net income	26.3	23.4	70.8	63.2

Preferred stock dividend requirements	—	(0.8)	—	(1.6)
Net income attributed to common shareholder	$26.3	$22.6	$70.8	$61.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2016 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	June 30,	December 31,
(in millions, except share and per share amounts)	2016	2015
Assets
Current assets
Cash and cash equivalents	$4.0	$6.1
Collateral on deposit	19.9	17.6
Accounts receivable and unbilled revenues, net of reserves of $4.8 and $2.5, respectively	164.4	164.0
Receivables from related parties	1.6	3.1
Materials, supplies, and inventories
Fuel and gas	73.4	104.5
Materials and supplies, at average cost	42.7	40.5
Prepaid taxes	37.7	48.1
Other current assets	10.6	9.4
Current assets	354.3	393.3

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $1,566.5 and $1,565.7, respectively	3,488.7	3,418.6
Regulatory assets	457.3	462.5
Goodwill	36.4	36.4
Pension and OPEB assets	110.1	102.4
Other long-term assets	121.8	91.9
Long-term assets	4,214.3	4,111.8
Total assets	$4,568.6	$4,505.1

Liabilities and Shareholder's Equity
Current liabilities
Short-term debt	$132.6	$182.8
Current portion of long-term debt to parent	—	2.9
Accounts payable	105.1	181.8
Payables to related parties	29.7	35.6
Accrued taxes	33.3	3.1
Other current liabilities	59.2	47.1
Current liabilities	359.9	453.3

Long-term liabilities
Long-term debt	1,289.6	1,289.4
Deferred income taxes	830.3	774.1
Deferred investment tax credits	7.2	7.4
Regulatory liabilities	305.8	290.0
Environmental remediation liabilities	82.9	83.5
Pension and OPEB obligations	24.1	24.4
Payables to related parties	4.4	4.8
Other long-term liabilities	111.9	92.3
Long-term liabilities	2,656.2	2,565.9

Commitments and contingencies (Note 11)

Shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid-in capital	916.8	861.8
Retained earnings	540.1	528.5
Shareholder's equity	1,552.5	1,485.9
Total liabilities and shareholder's equity	$4,568.6	$4,505.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2016 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2016	2015
Operating Activities
Net income	$70.8	$63.2
Reconciliation to cash provided by operating activities
Depreciation and amortization	62.0	61.1
Deferred income taxes and investment tax credits, net	50.4	25.6
Change in –
Accounts receivable and unbilled revenues	(3.3)	43.3
Materials, supplies, and inventories	29.5	(2.5)
Prepaid taxes	10.4	14.4
Other current assets	0.4	(11.6)
Accounts payable	(27.4)	(5.3)
Other current liabilities	25.7	11.5
Other, net	14.9	(14.7)
Net cash provided by operating activities	233.4	185.0

Investing Activities
Capital expenditures	(154.1)	(170.2)
Other, net	4.7	(1.3)
Net cash used in investing activities	(149.4)	(171.5)

Financing Activities
Change in short-term debt	(50.2)	19.7
Repayment of loan	(28.6)	—
Preferred stock dividend requirements	—	(1.6)
Repayment of long-term debt to parent	(2.9)	(2.2)
Payment of dividends to parent	(59.3)	(57.6)
Equity contribution from parent	55.0	30.0
Other, net	(0.1)	(3.5)
Net cash used in financing activities	(86.1)	(15.2)

Net change in cash and cash equivalents	(2.1)	(1.7)
Cash and cash equivalents at beginning of period	6.1	5.4
Cash and cash equivalents at end of period	$4.0	$3.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2016 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2015. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of expected results for 2016 due to seasonal variations and other factors.

Our balance sheets reflect the historical basis of our assets and liabilities, as WEC Energy Group did not elect pushdown accounting for the WEC Merger. This is consistent with how our financial statements are viewed by our regulators.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

Reclassifications

As a result of the WEC Merger, we adopted the financial statement presentation policies of WEC Energy Group. On the income statements for the three and six months ended June 30, 2015, we reclassified $0.7 million and $3.9 million, respectively, from other operation and maintenance to cost of sales. This reclassification was made to be consistent with the current year presentation.

During the second quarter of 2016, we reorganized our business segments to reflect our new internal organization and management structure. All prior period amounts impacted by this change were reclassified to conform to the new presentation. See Note 9, Segment Information, for more information on our business segments.

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

06/30/2016 Form 10-Q	6	Wisconsin Public Service Corporation

NOTE 3—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2016	December 31, 2015
Commercial paper
Amount outstanding	$132.6	$182.8
Weighted-average interest rate on amounts outstanding	0.65%	0.66%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2016, was $143.2 million with a weighted-average interest rate during the period of 0.56%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including remaining available capacity under this facility:

(in millions)	Maturity	June 30, 2016
Revolving credit facility	December 2020	$250.0
Total short-term credit capacity		$250.0

Less: commercial paper outstanding		$132.6
Available capacity under existing agreement		$117.4

In May 2016, we received approval from the PSCW to extend the maturity date of our revolving credit facility from December 2016 to December 2020.

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

We recognize transfers at their value as of the end of the reporting period.

06/30/2016 Form 10-Q	7	Wisconsin Public Service Corporation

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis.

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$2.3	$—	$—	$2.3
FTRs	—	—	5.9	5.9
Total derivative assets	$2.3	$—	$5.9	$8.2

Derivative liabilities
Natural gas contracts	$0.1	$—	$—	$0.1
Petroleum products contracts	0.1	—	—	0.1
Coal contracts	—	4.0	—	4.0
Total derivative liabilities	$0.2	$4.0	$—	$4.2

	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.3	$—	$—	$0.3
FTRs	—	—	2.0	2.0
Total derivative assets	$0.3	$—	$2.0	$2.3

Derivative liabilities
Natural gas contracts	$0.9	$—	$—	$0.9
Petroleum products contracts	0.5	—	—	0.5
Coal contracts	—	4.7	—	4.7
Total derivative liabilities	$1.4	$4.7	$—	$6.1

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Balance at the beginning of period	$0.5	$(5.6)	$2.0	$(0.3)
Net realized and unrealized losses	—	(5.7)	(0.2)	(11.4)
Purchases	7.1	9.8	7.1	9.8
Sales	(0.1)	—	(0.2)	—
Settlements	(1.6)	0.2	(2.8)	0.6
Balance at the end of period	$5.9	$(1.3)	$5.9	$(1.3)

Unrealized gains and losses on Level 3 derivatives are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on these instruments flow through cost of sales on the income statements.

06/30/2016 Form 10-Q	8	Wisconsin Public Service Corporation

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	June 30, 2016		December 31, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$1,289.6	$1,455.2	$1,289.4	$1,350.4
Long-term debt to parent, including current portion *	—	—	2.9	3.0

*	Our subsidiary, WPS Leasing, Inc., had a note payable to our parent company, Integrys, that was paid off in May 2016.

Due to the short-term nature of cash and cash equivalents, net accounts receivable, accounts payable, and short-term borrowings, the carrying amount for each such item approximates fair value. The fair values of long-term debt, including the current portion of long-term debt, are estimated based on the quoted market prices for the same or similar issues. The fair value of our long-term debt is categorized within Level 2 of the fair value hierarchy.

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

The following table shows our derivative assets and derivative liabilities:

	June 30, 2016		December 31, 2015
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$2.3	$0.1	$0.3	$0.9
Petroleum products contracts	—	0.1	—	0.5
FTRs	5.9	—	2.0	—
Coal contracts	—	2.7	—	3.3
Total other current *	8.2	2.9	2.3	4.7

Other long-term
Coal contracts	—	1.3	—	1.4
Total other long-term *	—	1.3	—	1.4
Total	$8.2	$4.2	$2.3	$6.1

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

06/30/2016 Form 10-Q	9	Wisconsin Public Service Corporation

Realized gains (losses) on derivative instruments are primarily included in cost of sales on the income statements. Our estimated notional volumes and gains (losses) were as follows:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
(in millions)	Volume	Gains (Losses)	Volume	Gains (Losses)
Natural gas contracts	2.1 Dth	$—	3.5 Dth	$(0.6)
Petroleum products contracts	1.0 gallons	(0.2)	1.4 gallons	(0.4)
FTRs	1.7 MWh	1.1	2.2 MWh	0.1
Total		$0.9		$(0.9)

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(in millions)	Volume	Gains (Losses)	Volume	(Losses)
Natural gas contracts	14.0 Dth	$(1.8)	11.2 Dth	$(2.3)
Petroleum products contracts	2.4 gallons	(0.6)	3.2 gallons	(1.0)
FTRs	4.1 MWh	2.3	4.3 MWh	(0.2)
Total		$(0.1)		$(3.5)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2016, and December 31, 2015, we had posted cash collateral of $19.9 million and $17.6 million, respectively, in our margin accounts.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on the balance sheet:

	June 30, 2016		December 31, 2015
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$8.2	$4.2	$2.3	$6.1
Gross amount not offset on the balance sheet *	(0.1)	(0.1)	(0.3)	(1.4)
Net amount	$8.1	$4.1	$2.0	$4.7

*	Includes cash collateral posted of $1.1 million at December 31, 2015. There was no cash collateral included at June 30, 2016.

NOTE 6—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at	Expiration
(in millions)	6/30/2016	Less Than 1 Year	Over 3 Years
Standby letters of credit (1)	$9.4	$9.4	$—
Surety bonds (2)	1.3	1.3	—
Other guarantee (3)	0.6	—	0.6
Total guarantees	$11.3	$10.7	$0.6

(1)	At our request, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to us. These amounts are not reflected on our balance sheets.

(2)	Primarily for obtaining various licenses, permits, and rights-of-way. These amounts are not reflected on our balance sheets.

(3)	Consists of $0.6 million reflected on our balance sheet related to workers compensation.

06/30/2016 Form 10-Q	10	Wisconsin Public Service Corporation

NOTE 7—EMPLOYEE BENEFITS

The following tables show the components of net periodic pension and OPEB costs for our benefit plans:

	Pension Costs
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Service cost	$2.1	$2.7	$4.6	$5.4
Interest cost	7.0	7.8	13.8	15.8
Expected return on plan assets	(13.2)	(16.0)	(26.0)	(32.4)
Loss on plan settlement	3.2	—	3.2	0.1
Amortization of prior service cost	—	0.1	—	0.1
Amortization of net actuarial loss	4.5	5.6	8.7	10.5
Net periodic benefit cost (credit)	$3.6	$0.2	$4.3	$(0.5)

	OPEB Costs
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Service cost	$1.9	$2.1	$3.7	$4.3
Interest cost	2.7	2.6	5.3	5.2
Expected return on plan assets	(4.0)	(4.0)	(8.0)	(8.0)
Amortization of prior service credit	(1.9)	(2.3)	(3.7)	(4.6)
Amortization of net actuarial loss	0.6	0.9	1.2	1.9
Net periodic benefit credit	$(0.7)	$(0.7)	$(1.5)	$(1.2)

We did not make any contributions to our qualified pension plans during the first six months of 2016. During the six months ended June 30, 2016, we made payments of $1.0 million related to our non-qualified pension plans. We did not make any contributions to our OPEB plans during the six months ended June 30, 2016. We expect to make payments of $0.4 million related to our pension plans and $0.1 million related to our OPEB plans during the remainder of 2016, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

We had no changes to the carrying amount of goodwill during the six months ended June 30, 2016 and 2015. We completed our annual goodwill impairment test as of April 1, 2016, and no impairment resulted from this test.

Due to the WEC Merger, we changed the date of our annual goodwill impairment test from April 1 to July 1. As a result, we are in the process of performing the test as of July 1, 2016. We are not currently aware of any impairment indicators.

The identifiable intangible assets other than goodwill listed below are part of other long-term assets on our balance sheets.

	June 30, 2016			December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets *	$15.6	$(9.1)	$6.5	$15.6	$(7.5)	$8.1
Unamortized intangible assets	0.4	—	0.4	0.4	—	0.4
Total intangible assets	$16.0	$(9.1)	$6.9	$16.0	$(7.5)	$8.5

*
Represents contractual service agreements that provide for major maintenance and protection against unforeseen maintenance costs related to the combustion turbine generators at the Fox Energy Center. The remaining weighted-average amortization period for these intangible assets at June 30, 2016 was approximately three years.

NOTE 9—SEGMENT INFORMATION

During the second quarter of 2016, we reorganized our business segments to reflect our new internal organization and management structure. All prior period amounts impacted by this change were reclassified to conform to the new presentation.

06/30/2016 Form 10-Q	11	Wisconsin Public Service Corporation

We use operating income to measure segment profitability and to allocate resources to our businesses. At June 30, 2016, we reported two segments, which are described below.

Our utility segment includes our electric and natural gas operations. Our electric utility operations are engaged in the generation, distribution, and sale of electricity in northeastern Wisconsin and the Upper Peninsula of Michigan. Our natural gas utility operations are engaged in the purchase, distribution, and sale of natural gas to retail customers and the transportation of customer-owned natural gas in northeastern Wisconsin and the Upper Peninsula of Michigan.

The other segment includes non-utility activities, as well as equity earnings from our investments in WRPC and WPSI, which holds an approximate 34% interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions.

The following tables show summarized financial information concerning our reportable segments for the three and six months ended June 30, 2016 and 2015:

(in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
Three Months Ended June 30, 2016
External revenues	$331.5	$—	$—	$331.5
Intersegment revenues	—	0.1	(0.1)	—
Other operation and maintenance	134.3	(0.1)	(0.1)	134.1
Depreciation and amortization	30.3	(0.1)	—	30.2
Operating income	43.1	0.3	—	43.4
Other income, net	6.8	2.1	—	8.9
Interest expense	11.7	—	—	11.7

(in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
Three Months Ended June 30, 2015
External revenues	$330.3	$—	$—	$330.3
Intersegment revenues	—	0.2	(0.2)	—
Other operation and maintenance	124.6	—	(0.1)	124.5
Depreciation and amortization	30.0	0.1	0.1	30.2
Operating income	44.2	—	—	44.2
Other income, net	3.7	2.6	—	6.3
Interest expense	13.5	(0.3)	—	13.2

(in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
Six months ended June 30, 2016
External revenues	$706.2	$—	$—	$706.2
Intersegment revenues	—	0.3	(0.3)	—
Other operation and maintenance	249.5	—	(0.3)	249.2
Depreciation and amortization	61.0	—	—	61.0
Operating income	120.0	0.3	—	120.3
Other income, net	12.2	4.6	—	16.8
Interest expense	23.5	0.1	—	23.6

06/30/2016 Form 10-Q	12	Wisconsin Public Service Corporation

(in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
Six months ended June 30, 2015
External revenues	$755.3	$—	$—	$755.3
Intersegment revenues	—	0.4	(0.4)	—
Other operation and maintenance	235.6	0.1	—	235.7
Depreciation and amortization	59.9	0.2	—	60.1
Operating income (loss)	114.2	(0.1)	—	114.1
Other income, net	6.8	6.3	—	13.1
Interest expense	27.0	0.1	—	27.1

NOTE 10—RELATED PARTIES

We and our subsidiary, WPS Leasing, Inc., routinely enter into transactions with related parties, including WEC Energy Group, its subsidiaries, ATC, and other entities in which we have material interests.

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

The table below includes information summarizing transactions entered into with related parties:

(in millions)	June 30, 2016	December 31, 2015
Accounts receivable
Services provided to ATC	$0.5	$0.5
Note payable, current portion *
Integrys	—	2.9
Accounts payable
Network transmission services from ATC	9.2	8.5
Liability related to income tax allocation
Integrys	5.1	5.4

*	WPS Leasing, Inc., our consolidated subsidiary, had a note payable to our parent company, Integrys, that was paid off in May, 2016.

The following table shows activity associated with related party transactions:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Transactions with equity method investees
Charges from ATC for network transmission services	$27.7	$25.4	$55.4	$50.7
Charges to ATC for services and construction	2.0	2.2	4.0	4.6
Purchases of energy from WRPC	0.9	1.1	1.9	2.1
Charges to WRPC for operations	0.2	0.2	0.3	0.5
Equity earnings from WPSI (1)	1.8	2.0	4.1	4.3

Transactions with WBS
Billings to WBS (2)	3.9	1.9	13.3	4.4
Billings from WBS	45.7	36.2	82.4	70.5

(1)
WPSI is an indirect wholly-owned subsidiary of WEC Energy Group that is jointly owned by Integrys and us. WPSI holds an approximate 34% ownership interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. At June 30, 2016, we had a 10.70% interest in WPSI accounted for under the equity method. Our ownership percentage has continued to decrease as additional equity contributions are made by Integrys to WPSI.

06/30/2016 Form 10-Q	13	Wisconsin Public Service Corporation

(2)	Included in the amount of billings to WBS for the three and six months ended June 30, 2016 was $0.9 million and $7.3 million, respectively, for the transfer of certain software to WBS.

NOTE 11—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Energy Related Purchased Power Agreements

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2016, were $998.4 million.

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

In June 2016, we provided modeling to the WDNR that shows the area around the Weston Power Plant to be in compliance. Based upon the submittal, we believe the WDNR will recommend by January 2017 that the area be designated attainment. We expect that the EPA will consider the WDNR's recommendation and finalize their own recommendation by the end of 2017.

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

Mercury and Other Hazardous Air Pollutants

In December 2011, the EPA issued the final MATS rule, which imposes stringent limitations on emissions of mercury and other hazardous air pollutants from coal and oil-fired electric generating units beginning in April 2015. In addition, Wisconsin has state mercury rules that require a 90% reduction of mercury; however, these rules are not in effect as long as MATS is in place. In June 2015, the Supreme Court ruled on a challenge to the MATS rule and remanded the case back to the D.C. Circuit Court of Appeals, ruling that the EPA failed to appropriately consider the cost of the regulation. The MATS rule remains in effect until the D.C. Circuit Court of Appeals takes action on the EPA's April 2016 updated cost evaluation.

06/30/2016 Form 10-Q	14	Wisconsin Public Service Corporation

We believe that our fleet is well positioned to comply with this regulation. Controls for acid gases and mercury are already in operation at the Pulliam units, and our compliance plans currently include capital projects for our jointly owned plants to achieve the required reductions for MATS. Although we received a one year MATS compliance extension from the WDNR for Weston Unit 3 through April 2016, this unit is on a planned outage to complete the construction and start-up of the ReACTTM system. Construction of the ReACTTM multi-pollutant control system at Weston Unit 3 is complete and startup/commissioning work is underway with an expected in-service date in 2016. Once Weston Unit 3 comes back on line, it is expected to be in compliance with the MATS emission requirements.

Climate Change

In 2015, the EPA issued the Clean Power Plan, a final rule regulating GHG emissions from existing generating units, a proposed federal plan and model trading rules as alternatives or guides to state compliance plans, and final performance standards for modified and reconstructed generating units and new fossil-fueled power plants. In October 2015, following publication of the final rule for existing fossil-fueled generating units, numerous states (including Wisconsin), trade associations, and private parties filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. The D.C. Circuit Court of Appeals denied the stay request, but in February 2016, the Supreme Court stayed the effectiveness of the rule until disposition of the litigation in the D.C. Circuit Court of Appeals and to the extent that review is sought, at the Supreme Court. In addition, in February 2016, the Governor of Wisconsin issued Executive Order 186, which prohibits state agencies, departments, boards, commissions, or other state entities from developing or promoting the development of a state plan.

The final rule for existing fossil-fueled generating units seeks to achieve state-specific GHG emission reduction goals by 2030, and would have required states to submit plans by September 6, 2016. States submitting initial plans and requesting an extension would have been required to submit final plans by September 2018, either alone or in conjunction with other states. The timelines for the 2022 through 2029 interim goals and the 2030 final goal for states, as well as all other aspects of the rule, may be changed due to the stay and subsequent legal proceedings.

The goal of the final rule is to reduce nationwide GHG emissions by 32% from 2005 levels. The rule is seeking GHG emission reductions in Wisconsin of 41% below 2012 levels by 2030. Interim goals starting in 2022 would require states to achieve about two-thirds of the 2030 required reduction. The building blocks used by the EPA to determine each state's emission reduction requirements include a combination of improving power plant efficiency, increasing reliance on combined cycle natural gas units, and adding new renewable energy resources. We are in the process of reviewing the final rule for existing fossil-fueled generating units to determine the potential impacts to our operations. The rule could result in significant additional compliance costs, including capital expenditures, could impact how we operate our existing fossil-fueled power plants, and could have a material adverse impact on our operating costs.

Draft Federal Plan and Model Trading Rules were also published in October 2015 for use in developing state plans or for use in states where a plan is not submitted or approved. In December 2015, the state of Wisconsin submitted petitions for reconsideration of the EPA's final standards for existing, as well as new, modified, and reconstructed generating units. A petition for reconsideration of the EPA's final standards for existing generating units was also submitted jointly by the Wisconsin utilities. Among other things, the petitions narrowly ask the EPA to consider revising the state goal for existing units to reflect the 2013 retirement of the Kewaunee Power Station, which could lower the state's carbon dioxide equivalent reduction goal by about 10%. In May 2016, the EPA denied the state of Wisconsin's petition for reconsideration related to new, modified, and reconstructed generating units. The EPA has not issued decisions yet regarding the above referenced petitions for reconsideration of the final EPA standards for existing generating units.

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

06/30/2016 Form 10-Q	15	Wisconsin Public Service Corporation

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

During 2016–2018, we will be completing studies and evaluating options to address the EM BTA requirements at our plants. With the exception of Weston Units 3 and 4 (which have existing cooling towers that meet EM BTA requirements), we cannot yet determine what, if any, intake structure or operational modifications will be required to meet the new EM BTA requirements at our facilities. We also expect that limited studies to support WDNR BTA determinations will be conducted at the Weston facility. Based on preliminary discussions with the WDNR, we anticipate that the WDNR will not require physical modifications to the Weston Unit 2 intake structure to meet the EM BTA requirements based on low capacity use of the unit. Entrainment studies are currently being conducted at Pulliam Units 7 and 8.

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	June 30, 2016	December 31, 2015
Regulatory assets	$102.4	$104.4
Reserves for future remediation	82.9	83.5

06/30/2016 Form 10-Q	16	Wisconsin Public Service Corporation

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

Weston Title V Air Permit

In May 2014, the WDNR issued a NOV alleging that we failed to maintain a minimum sorbent feed rate prior to the Continuous Emissions Monitoring System certification and included an issue related to reporting NOx emissions from the Weston Unit 4 auxiliary boiler. In June 2015, the WDNR issued a NOV alleging that we failed to comply with mercury reporting requirements related to challenged matters in the 2013 Weston Title V permit. In June 2016, the WDNR issued a letter closing both the May 2014 and June 2015 NOVs with no further action.

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

The Consent Decree contains a requirement to refuel, repower, and/or retire certain Weston and Pulliam units. Effective June 1, 2015, we retired Weston Unit 1 and Pulliam Units 5 and 6. In March 2016, we submitted a proposed revision to the EPA to update requirements reflecting the conversion of Weston Unit 2 from coal to natural gas fuel, and also proposed revisions to the list of beneficial environmental projects required by the Consent Decree. These proposed revisions were approved by the EPA in May 2016. The revisions to the environmental projects are not expected to materially impact the overall cost required of $6.0 million.

We received approval from the PSCW in our 2015 rate order to defer and amortize the undepreciated book value of the retired plant related to Weston Unit 1 and Pulliam Units 5 and 6 starting June 1, 2015, and concluding by 2023. Therefore, in June 2015, we recorded a regulatory asset of $11.5 million for the undepreciated book value. In addition, we received approval from the PSCW in our rate orders to recover prudently incurred costs as a result of complying with the terms of the Consent Decree, with the exception of a $1.2 million civil penalty.

Also, in May 2010, we received from the Sierra Club a Notice of Intent to file a civil lawsuit based on allegations that we violated the CAA at the Weston and Pulliam plants. We entered into a Standstill Agreement with the Sierra Club by which the parties agreed to negotiate as part of the EPA NOV process, rather than litigate. The Standstill Agreement ended in October 2012, but no further action has been taken by the Sierra Club as of June 30, 2016. It is unknown whether the Sierra Club will take further action in the future.

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

06/30/2016 Form 10-Q	17	Wisconsin Public Service Corporation

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2016	2015
Cash (paid) for interest, net of amount capitalized	$(27.2)	$(29.0)
Cash received (paid) for income taxes, net of (payments) refunds	43.0	(1.6)
Significant noncash transactions:
Accounts payable related to construction costs	37.0	45.0

NOTE 13—REGULATORY ENVIRONMENT

2016 Wisconsin Rate Order

In April 2015, we initiated a rate proceeding with the PSCW. In December 2015, the PSCW issued a final written order, effective January 1, 2016. The order, which reflects a 10.0% ROE and a common equity component average of 51.0%, authorized a net retail electric rate decrease of $7.9 million (-0.8%) and a net retail natural gas rate decrease of $6.2 million (-2.1%). The decrease in retail electric rates was due to lower monitored fuel costs in 2016 compared to 2015. Absent the adjustment for electric fuel costs, we would have realized an electric rate increase. Based on the order, the PSCW will continue to allow us to escrow ATC and MISO network transmission expenses through 2016. In addition, future SSR payments will continue to be escrowed until a future rate proceeding. The order directs us to defer as a regulatory asset or liability the differences between actual transmission expenses and those included in rates. In addition, the PSCW approved a deferral for ReACT™, which requires us to defer the revenue requirement of ReACT™ costs above the authorized $275.0 million level through 2016. Fuel costs will continue to be monitored using a 2% tolerance window.

In March 2016, we requested extensions from the PSCW through 2017 for the deferral of the revenue requirement of ReACT™ costs above the authorized $275.0 million level as well as escrow accounting of ATC and MISO network transmission expenses. In April 2016, we also requested to extend through 2017 the previously approved deferral of the revenue requirement difference between the Real Time Market Pricing and the standard tariffed rates for any of our current large commercial and industrial customers who entered into a service agreement with us under Real Time Market Pricing prior to April 15, 2016. These requests were approved by the PSCW in June 2016. The amounts deferred related to these items as of June 30, 2016, were not material.

Upper Michigan Energy Resources Corporation

In June 2016, WEC Energy Group filed a proposal with the MPSC and the PSCW to form Upper Michigan Energy Resources Corporation, a stand-alone utility in the Upper Peninsula of Michigan. This utility will include our and WE's electric and natural gas distribution assets located in the Upper Peninsula. The proposal was filed pursuant to the MPSC's approval of the WEC Merger, whereby WEC Energy Group agreed to form a separate Michigan utility company. If approved, it is anticipated that the new utility will be created effective January 1, 2017.

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

06/30/2016 Form 10-Q	18	Wisconsin Public Service Corporation

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

Financial Instruments Credit Losses

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently assessing the effects this guidance may have on our financial statements.

06/30/2016 Form 10-Q	19	Wisconsin Public Service Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2015.

Introduction

We are an electric and natural gas utility and an indirect wholly owned subsidiary of WEC Energy Group. We derive revenues primarily from the distribution and sale of electricity and natural gas to retail customers in northeastern Wisconsin and the Upper Peninsula of Michigan. We also provide wholesale electric service to numerous utilities and cooperatives for resale.

Corporate Strategy

Our goal is to continue to create long-term value for WEC Energy Group's shareholders and our customers by focusing on the following:

Reliability

We have made significant reliability related investments in recent years, and plan to continue making significant capital investments to strengthen and modernize the reliability of our generation and distribution networks. We continue work on our System Modernization and Reliability Project, which involves modernizing parts of our electric distribution system by burying or upgrading lines. The project focuses on electric lines that currently have the lowest reliability in our system, primarily in rural areas that are heavily forested.

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

One example of how we have begun obtaining feedback from our customers is through "We Care" calls, where our employees contact customers after a completed service call. This program began many years ago at WE and WG. Customer satisfaction is a priority, and making "We Care" calls is one of the main methods we will use to gauge our performance in order to improve customer satisfaction and minimize customer dissatisfaction.

06/30/2016 Form 10-Q	20	Wisconsin Public Service Corporation

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016

Consolidated Earnings

Our consolidated earnings for the three months ended June 30, 2016 were $26.3 million, compared to $22.6 million for the same period in 2015. See below for additional information on the $3.7 million increase in earnings.

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income for the second quarter of 2016 with the second quarter of 2015, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended June 30
(in millions)	2016	2015	B (W)
Electric revenues	$282.3	$277.5	$4.8
Fuel and purchased power	91.3	96.5	5.2
Total electric margins	191.0	181.0	10.0

Natural gas revenues	49.2	52.8	(3.6)
Cost of natural gas sold	22.2	24.8	2.6
Total natural gas margins	27.0	28.0	(1.0)

Other operation and maintenance	134.3	124.6	(9.7)
Depreciation and amortization	30.3	30.0	(0.3)
Property and revenue taxes	10.3	10.2	(0.1)
Operating income	$43.1	$44.2	$(1.1)

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2016	2015	B (W)
Customer class
Residential	614.4	588.5	25.9
Small commercial and industrial	991.3	962.6	28.7
Large commercial and industrial	1,047.0	1,015.3	31.7
Other	6.5	6.3	0.2
Total retail	2,659.2	2,572.7	86.5
Wholesale	627.2	629.1	(1.9)
Resale	111.0	124.1	(13.1)
Total sales in MWh	3,397.4	3,325.9	71.5
Electric Customer Choice *	6.3	5.3	1.0

*	Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2016	2015	B (W)
Customer class
Residential	37.3	33.1	4.2
Commercial and industrial	23.8	20.5	3.3
Other	14.1	8.2	5.9
Total retail	75.2	61.8	13.4
Transport	95.8	78.9	16.9
Total sales in therms	171.0	140.7	30.3

06/30/2016 Form 10-Q	21	Wisconsin Public Service Corporation

	Three Months Ended June 30
	Degree Days
Weather *	2016	2015	B (W)
Heating (970 Normal)	964	840	124
Cooling (130 Normal)	142	98	44

*	Normal heating and cooling degree days are based on a 20-year moving average of monthly temperatures from the Green Bay Weather Station.

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

Electric utility margins increased $10.0 million in the second quarter of 2016, driven by a $7.4 million increase as a result of the PSCW rate order, effective January 1, 2016. See Note 13, Regulatory Environment, for more information.

Also contributing to the increase was a $3.0 million increase in margins related to an increase in sales volumes during the second quarter of 2016. Margins from residential and small commercial and industrial customers increased due primarily to higher weather-normalized use per customer and warmer weather in the second quarter of 2016.

Natural Gas Utility Margins

Natural gas utility margins are defined as natural gas revenues less the cost of natural gas sold. We believe that natural gas utility margins provide a more meaningful basis for evaluating natural gas utility operations than natural gas utility revenues, since prudently incurred natural gas commodity costs are passed through to our customers in current rates. The average per-unit cost of natural gas sold decreased 23.1% quarter over quarter, which had no impact on margins.

Natural gas utility margins decreased $1.0 million in the second quarter of 2016, driven by a decrease in margins as a result of the PSCW rate order, effective January 1, 2016. See Note 13, Regulatory Environment, for more information.

Operating Income

Operating income at the utility segment decreased $1.1 million in the second quarter of 2016. The decrease was driven by a $10.1 million increase in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes), partially offset by the $9.0 million net increase in margins discussed above.

The increase in operating expenses was driven by a $19.1 million increase in expenses related to various regulatory matters, partially offset by lower benefit costs.

Other Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2016	2015	B (W)
Operating income	$0.3	$—	$0.3

Consolidated Other Income, Net

	Three Months Ended June 30
(in millions)	2016	2015	B (W)
AFUDC – Equity	$5.5	$3.4	$2.1
Earnings from equity method investments	2.1	2.3	(0.2)
Other, net	1.3	0.6	0.7
Other income, net	$8.9	$6.3	$2.6

06/30/2016 Form 10-Q	22	Wisconsin Public Service Corporation

Other income, net increased by $2.6 million when compared to the second quarter of 2015, primarily due to an increase in AFUDC driven by the construction of the ReACTTM emission control technology at Weston Unit 3.

Consolidated Interest Expense

	Three Months Ended June 30
(in millions)	2016	2015	B (W)
Interest expense	$11.7	$13.2	$1.5

Interest expense decreased by $1.5 million when compared to the second quarter of 2015, due to a lower average interest rate on outstanding long-term debt, and an increase in AFUDC-Debt. AFUDC-Debt was higher largely due to the construction on the ReACTTM emission control technology at Weston Unit 3.

Consolidated Income Tax Expense

	Three Months Ended June 30
	2016	2015	B (W)
Effective tax rate	35.2%	37.3%	2.1%

Our effective tax rate decreased by 2.1% when compared to the second quarter of 2015, due to an increase in the projected 2016 annual tax benefits associated with AFUDC – Equity, which is non-taxable.

SIX MONTHS ENDED JUNE 30, 2016

Consolidated Earnings

Our consolidated earnings for the six months ended June 30, 2016 were $70.8 million, compared to $61.6 million for the same period in 2015. See below for additional information on the $9.2 million increase in earnings.

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income for the first six months of 2016 with the first six months of 2015, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Six Months Ended June 30
(in millions)	2016	2015	B (W)
Electric revenues	$563.9	$573.6	$(9.7)
Fuel and purchased power	177.8	210.3	32.5
Total electric margins	386.1	363.3	22.8

Natural gas revenues	142.3	181.7	(39.4)
Cost of natural gas sold	78.1	115.0	36.9
Total natural gas margins	64.2	66.7	(2.5)

Other operation and maintenance	249.5	235.6	(13.9)
Depreciation and amortization	61.0	59.9	(1.1)
Property and revenue taxes	19.8	20.3	0.5
Operating income	$120.0	$114.2	$5.8

06/30/2016 Form 10-Q	23	Wisconsin Public Service Corporation

The following tables provide information on sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2016	2015	B (W)
Customer class
Residential	1,349.9	1,350.6	(0.7)
Small commercial and industrial	1,958.7	1,930.7	28.0
Large commercial and industrial	2,065.7	2,016.3	49.4
Other	15.7	15.5	0.2
Total retail	5,390.0	5,313.1	76.9
Wholesale	1,239.8	1,264.6	(24.8)
Resale	238.2	426.1	(187.9)
Total sales in MWh	6,868.0	7,003.8	(135.8)
Electric Customer Choice *	12.3	10.6	1.7

*	Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2016	2015	B (W)
Customer Class
Residential	148.8	161.2	(12.4)
Commercial and industrial	87.3	94.7	(7.4)
Other	22.7	15.4	7.3
Total retail	258.8	271.3	(12.5)
Transport	221.5	192.7	28.8
Total sales in therms	480.3	464.0	16.3

	Six Months Ended June 30
	Degree Days
Weather *	2016	2015	B (W)
Heating (4,687 normal)	4,402	4,786	(384)
Cooling (131 normal)	142	98	44

*	Normal heating and cooling degree days are based on a 20-year moving average of monthly temperatures from the Green Bay Weather Station.

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

Electric utility margins increased $22.8 million in the first six months of 2016, driven by a $16.0 million increase as a result of the PSCW rate order, effective January 1, 2016. See Note 13, Regulatory Environment, for more information.

Also contributing to the increase was a $4.0 million increase in margins related to positive collections of fuel and purchased power costs.

Natural Gas Utility Margins

Natural gas utility margins are defined as natural gas revenues less the cost of natural gas sold. We believe that natural gas utility margins provide a more meaningful basis for evaluating natural gas utility operations than natural gas utility revenues, since prudently incurred natural gas commodity costs are passed through to our customers in current rates. The average per-unit cost of natural gas sold decreased 26.9% period over period, which had no impact on margins.

06/30/2016 Form 10-Q	24	Wisconsin Public Service Corporation

Natural gas utility margins decreased $2.5 million in the first six months of 2016, driven by a decrease in margins as a result of the PSCW rate order, effective January 1, 2016. See Note 13, Regulatory Environment, for more information.

Operating Income

Operating income at the utility segment increased $5.8 million in the first six months of 2016. The increase was driven by the $20.3 million net increase in margins discussed above, partially offset by a $14.5 million increase in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes).

Significant factors impacting the $14.5 million increase in operating expenses were:

•	A $19.1 million increase in expenses related to various regulatory matters.

•	A $7.2 million increase in electric transmission expense from MISO and ATC.

These increases in operating expenses were partially offset by lower benefit costs.

Other Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2016	2015	B (W)
Operating income (loss)	$0.3	$(0.1)	$0.4

Consolidated Other Income, Net

	Six Months Ended June 30
(in millions)	2016	2015	B (W)
AFUDC – Equity	$10.7	$6.3	$4.4
Earnings from equity method investments	4.7	4.9	(0.2)
Other, net	1.4	1.9	(0.5)
Other income, net	$16.8	$13.1	$3.7

Other income, net increased by $3.7 million when compared to the first six months of 2015, primarily due to an increase in AFUDC driven by the construction of the ReACTTM emission control technology at Weston Unit 3.

Consolidated Interest Expense

	Six Months Ended June 30
(in millions)	2016	2015	B (W)
Interest expense	$23.6	$27.1	$3.5

Interest expense decreased by $3.5 million when compared to the first six months of 2015, due to a lower average interest rate on outstanding long-term debt, and an increase in AFUDC-Debt. AFUDC-Debt was higher largely due to the construction on the ReACTTM emission control technology at Weston Unit 3.

Consolidated Income Tax Expense

	Six Months Ended June 30
	2016	2015	B (W)
Effective tax rate	37.6%	36.9%	(0.7)%

Our effective tax rate increased by 0.7% when compared to 2015. We expect our 2016 annual effective tax rate to be between 37.0% and 38.0%.

06/30/2016 Form 10-Q	25	Wisconsin Public Service Corporation

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following summarizes our cash flows during the six months ended June 30:

(in millions)	2016	2015	Change in 2016 Over 2015
Cash provided by (used in):
Operating activities	$233.4	$185.0	$48.4
Investing activities	(149.4)	(171.5)	22.1
Financing activities	(86.1)	(15.2)	(70.9)

Operating Activities

Net cash provided by operating activities increased $48.4 million during the first six months of 2016, driven by:

•	A $96.9 million increase in cash from lower payments for natural gas and fuel and purchased power, due to lower commodity prices and warmer weather during the 2016 heating season.

•	A $44.6 million net increase in cash received from income taxes, primarily the result of tax benefits related to bonus depreciation in 2016.

These increases were partially offset by $95.2 million of lower overall collections from customers, due to lower commodity prices and warmer weather during the 2016 heating season.

Investing Activities

Net cash used in investing activities decreased $22.1 million during the first six months of 2016, driven by a $16.1 million decrease in capital expenditures, which is discussed in more detail below.

Capital Expenditures

Capital expenditures for the six months ended June 30 were as follows:

(in millions)	2016	2015	Change in 2016 Over 2015
Capital expenditures	$154.1	$170.2	$(16.1)

The decrease in cash paid for capital expenditures during the first six months of 2016 was driven by lower expenditures for the ReACTTM emission control technology project at Weston Unit 3, partially offset by higher expenditures for a combustion turbine project at the Fox Energy Center.

See Significant Capital Projects below for more information.

Financing Activities

Net cash used in financing activities increased $70.9 million during the first six months of 2016, driven by:

•
A $69.9 million period-over-period increase in net cash used for financing activities due to $50.2 million of net repayments of commercial paper during the first six months of 2016, compared with $19.7 million of net borrowings of commercial paper during the first six months of 2015.

•	A $28.6 million repayment of a loan during the first six months of 2016.

06/30/2016 Form 10-Q	26	Wisconsin Public Service Corporation

These increases in net cash used for financing activities were partially offset by a $25.0 million increase in equity contributions from our parent during the first six months of 2016.

For more information on our short-term borrowings, see Note 3, Short-Term Debt and Lines of Credit.

Capital Resources and Requirements

Capital Resources

Liquidity

We anticipate meeting our capital requirements for our existing operations through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors, and equity contributions from our parent.

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

Working Capital

As of June 30, 2016, our current liabilities exceeded our current assets by approximately $5.6 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

Credit Rating Risk

Access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In June 2016, Moody's Investors Service, among other actions, affirmed our ratings (senior unsecured, A1; commercial paper, P-1) and changed our rating outlook from stable to negative. The change in rating outlook was due to the absence of certain automatic recovery mechanisms in Wisconsin. We do not believe this change in rating outlook will have a material impact on our ability to access capital markets.

Subject to other factors affecting the credit markets as a whole, we believe our current ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. However, these security ratings reflect the views of the rating agency only. An explanation of the significance of these ratings may be obtained from the rating agency. Such ratings are not a recommendation to buy, sell, or hold securities. Any rating can be revised upward or downward or withdrawn at any time by a rating agency.

06/30/2016 Form 10-Q	27	Wisconsin Public Service Corporation

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

We are also continuing work on the System Modernization and Reliability Project. This project includes converting more than 1,000 miles of overhead distribution power lines to underground in northern Wisconsin and adding distribution automation equipment on 400 miles of lines. We expect to invest approximately $45 million annually through 2018.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 6, Guarantees.

Contractual Obligations

For additional information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2015 Annual Report on Form 10-K.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. The following discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources of our 2015 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, industry restructuring, environmental matters, critical accounting policies and estimates, and other matters.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. These risks include, but are not limited to, the regulatory recovery risk described below. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2015 Annual Report on Form 10-K for a discussion of other significant risks applicable to us.

06/30/2016 Form 10-Q	28	Wisconsin Public Service Corporation

Regulatory Recovery

Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of these costs is probable. We record regulatory assets pursuant to specific orders or by a generic order issued by our regulators. Recovery of these deferred costs in future rates is subject to the review and approval by those regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of these deferred costs, including those referenced below are not approved by our regulators, the costs would be charged to income in the current period. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities.

We expect to request or have requested recovery of the costs related to the following projects discussed in our recent rate proceedings and orders:

•
In June 2016, the PSCW approved deferral of costs related to our ReACT™ project above the originally authorized $275.0 million level through 2017. We will be required to obtain a separate approval for collection of these deferred costs. See Significant Capital Projects for more information on ReACT™.

•
Prior to the WEC Merger, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries, including us. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of June 30, 2016, none of the costs for this project have been disallowed in rate proceedings. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project.

See Note 13, Regulatory Environment, for more information regarding recent rate proceedings and orders.

Environmental Matters

Cross-State Air Pollution Rule

In July 2011, the EPA issued the CSAPR, which replaced a previous rule, the CAIR. The purpose of the CSAPR was to limit the interstate transport of emissions of NOx and SO2 that contribute to fine particulate matter and ozone nonattainment in downwind states through a proposed allocation plan and allowance trading scheme. The rule was to become effective in January 2012. However, in December 2011, the CSAPR requirements were stayed by the D.C. Circuit Court of Appeals, and CAIR was implemented during the stay period. In August 2012, the D.C. Circuit Court of Appeals issued a ruling vacating and remanding CSAPR and simultaneously reinstating CAIR pending the issuance of a replacement rule by the EPA. The case was appealed to the Supreme Court. In April 2014, the Supreme Court issued a decision largely upholding CSAPR and remanded it to the D.C. Circuit Court of Appeals for further proceedings. In October 2014, the D.C. Circuit Court of Appeals issued a decision that allowed the EPA to begin implementing CSAPR on January 1, 2015. Phase I emissions budgets applied in 2015 and also apply in 2016, and Phase 2 emissions budgets will apply to 2017 and beyond.

In December 2015, the EPA published its proposed update to the CSAPR for the 2008 ozone NAAQS and plans to issue a final rule by the end of 2016. Starting in 2017, this proposed rule would reduce ozone season (May 1 through September 30) NOx emissions from power plants in 23 states in the eastern United States. In this rule, the EPA is proposing to update Phase II CSAPR NOx ozone season budgets for electric generating units in the 23 states. An approximate 60% reduction in NOx emissions is proposed for Wisconsin, beginning in May 2017. Additional investments in controls and/or shifts in generation may be required depending upon the final outcome of the rule.

See Note 11, Commitments and Contingencies, for a discussion of additional environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Presque Isle System Support Resource Costs

In August 2013, WE notified MISO of its intention to suspend the operation of Units 5 through 9 of its Presque Isle generating facility, starting February 1, 2014. MISO notified WE in October 2013 that the Presque Isle units are required for reliability and would be SSR-

06/30/2016 Form 10-Q	29	Wisconsin Public Service Corporation

designated. In April 2014, WE notified MISO of its intention to retire the Presque Isle units, and, as of October 2014, the Presque Isle units were designated retirement SSR units. Under the terms of the SSR Tariff in exchange for keeping the units in service, MISO initially planned to compensate WE by allocating the SSR costs associated with the operation of the Presque Isle units to regulated and nonregulated load-serving entities, including us, based on load ratio share within the ATC footprint. In February 2015, WE notified MISO of its intent to rescind its decision to retire the Presque Isle units and requested termination of the SSR agreement, effective February 1, 2015. This intent to rescind was driven by a settlement agreement related to the WEC Merger. In April 2015, the FERC approved the termination of the SSR agreement, effective February 1, 2015.

In May 2015, MISO made a compliance filing regarding the allocation of Presque Isle SSR costs incurred while the SSR was in effect, which did not allocate any of these SSR costs to us. In September 2015, the FERC approved MISO's new cost allocation method. Several parties sought a rehearing of this FERC order, which the FERC denied in May 2016. In June 2016, the MPSC filed an appeal related to the FERC order, but we do not expect this appeal to have a material impact on us.

06/30/2016 Form 10-Q	30	Wisconsin Public Service Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 4, Fair Value Measurements, Note 5, Derivative Instruments, and Note 6, Guarantees in this report for information concerning our market risk exposures.

06/30/2016 Form 10-Q	31	Wisconsin Public Service Corporation

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective: (i) in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2016 Form 10-Q	32	Wisconsin Public Service Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2015 Annual Report on Form 10-K. See Note 11, Commitments and Contingencies, in this report for more information on material legal proceedings and matters related to us.

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

Environmental Matters

Sheboygan River Matter

We were contacted by the United States Department of Justice in March 2016 to commence discussions with the federal natural resource trustees to resolve our alleged liability for natural resources damages (NRD) in the Sheboygan River related to the former Camp Marina manufactured gas plant site. We were originally notified about this claim in September 2012, but the WDNR chose not to be a party to the NRD claim negotiation in February 2014. However, the National Oceanic and Atmospheric Administration has co-equal trusteeship with the WDNR over the impacted Sheboygan River natural resources and is now pursuing the NRD claim. We are currently in settlement discussions with the Department of Justice, but we do not expect this matter to have a material impact on our financial statements. Substantial remediation of the uplands at the legacy Sheboygan Camp Marina manufactured gas plant site has already occurred.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2015. See Item 1A. Risk Factors in Part I of our 2015 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

06/30/2016 Form 10-Q	33	Wisconsin Public Service Corporation

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

06/30/2016 Form 10-Q	34	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 5, 2016	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2016 Form 10-Q	35	Wisconsin Public Service Corporation