Form 10-Q
period 2016-09-30
WISCONSIN PUBLIC SERVICE CORP
filed 2016-11-04
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016

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
September 30, 2016

All of the common stock of Wisconsin Public Service Corporation is owned by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2016

09/30/2016 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Integrys	Integrys Holding, Inc. (previously known as Integrys Energy Group, Inc.)
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WEC Energy Group	WEC Energy Group, Inc. (previously known as Wisconsin Energy Corporation)
WE	Wisconsin Electric Power Company
WG	Wisconsin Gas LLC
WPSI	WPS Investments, LLC
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CSAPR	Cross-State Air Pollution Rule
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
SO2	Sulfur Dioxide

Measurements
Btu	British Thermal Units
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt (One MW equals one million Watts)
MWh	Megawatt-hour

Other Terms and Abbreviations
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
ROE	Return on Equity
SMRP	System Modernization and Reliability Project
SSR	System Support Resource
Supreme Court	United States Supreme Court

09/30/2016 Form 10-Q	ii	Wisconsin Public Service Corporation

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

•	Costs and effects of litigation, administrative proceedings, investigations, settlements, claims, and inquiries;

•	The risk of financial loss, including increases in bad debt expense, associated with the inability of our customers, counterparties, and affiliates to meet their obligations;

09/30/2016 Form 10-Q	1	Wisconsin Public Service Corporation

•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters;

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

•	Potential business strategies to acquire and dispose of assets or businesses, which cannot be assured to be completed timely or within budgets;

•	The timing and outcome of any audits, disputes, and other proceedings related to taxes;

•	The effect of accounting pronouncements issued periodically by standard-setting bodies; and

•	Other considerations disclosed elsewhere herein and in other reports we file with the SEC or in other publicly disseminated written documents.

We expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

09/30/2016 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2016	2015	2016	2015
Operating revenues	$381.0	$390.8	$1,087.2	$1,146.1

Operating expenses
Cost of sales	124.8	141.4	380.7	466.3
Other operation and maintenance	110.1	120.3	359.3	356.0
Depreciation and amortization	30.7	30.4	91.7	90.5
Property and revenue taxes	10.1	10.2	29.9	30.7
Total operating expenses	275.7	302.3	861.6	943.5

Operating income	105.3	88.5	225.6	202.6

Other income, net	8.9	6.7	25.7	19.8
Interest expense	11.7	13.2	35.3	40.3
Other expense	(2.8)	(6.5)	(9.6)	(20.5)

Income before income taxes	102.5	82.0	216.0	182.1
Income tax expense	37.8	31.0	80.5	67.9
Net income	64.7	51.0	135.5	114.2

Preferred stock dividend requirements	—	(0.7)	—	(2.3)
Net income attributed to common shareholder	$64.7	$50.3	$135.5	$111.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2016 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30,	December 31,
(in millions, except share and per share amounts)	2016	2015
Assets
Current assets
Cash and cash equivalents	$3.9	$6.1
Collateral on deposit	19.2	17.6
Accounts receivable and unbilled revenues, net of reserves of $3.7 and $2.5, respectively	165.7	164.0
Receivables from related parties	3.5	3.1
Materials, supplies, and inventories
Fuel and gas	90.0	104.5
Materials and supplies, at average cost	42.5	40.5
Prepaid taxes	28.7	48.1
Other current assets	7.5	9.4
Current assets	361.0	393.3

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $1,582.4 and $1,565.7, respectively	3,553.3	3,418.6
Regulatory assets	443.6	462.5
Goodwill	36.4	36.4
Pension and OPEB assets	113.4	102.4
Other long-term assets	121.3	91.9
Long-term assets	4,268.0	4,111.8
Total assets	$4,629.0	$4,505.1

Liabilities and Shareholder's Equity
Current liabilities
Short-term debt	$148.5	$182.8
Current portion of long-term debt to parent	—	2.9
Accounts payable	111.8	181.8
Payables to related parties	20.2	35.6
Accrued taxes	50.0	3.1
Accrued interest	20.2	6.8
Other current liabilities	40.5	40.3
Current liabilities	391.2	453.3

Long-term liabilities
Long-term debt	1,289.9	1,289.4
Deferred income taxes	859.6	774.1
Deferred investment tax credits	7.1	7.4
Regulatory liabilities	278.2	290.0
Environmental remediation liabilities	82.2	83.5
Pension and OPEB obligations	24.3	24.4
Payables to related parties	4.3	4.8
Other long-term liabilities	104.7	92.3
Long-term liabilities	2,650.3	2,565.9

Commitments and contingencies (Note 11)

Shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	916.8	861.8
Retained earnings	575.1	528.5
Shareholder's equity	1,587.5	1,485.9
Total liabilities and shareholder's equity	$4,629.0	$4,505.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2016 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2016	2015
Operating Activities
Net income	$135.5	$114.2
Reconciliation to cash provided by operating activities
Depreciation and amortization	93.2	91.9
Deferred income taxes and investment tax credits, net	76.9	36.8
Change in –
Accounts receivable and unbilled revenues	(5.4)	40.9
Materials, supplies, and inventories	13.0	(4.1)
Prepaid taxes	19.4	34.7
Other current assets	0.5	(13.0)
Accounts payable	(54.0)	(5.4)
Accrued taxes	46.9	15.8
Other current liabilities	16.8	9.1
Other, net	(14.3)	(0.9)
Net cash provided by operating activities	328.5	320.0

Investing Activities
Capital expenditures	(235.0)	(268.3)
Other, net	4.2	(1.6)
Net cash used in investing activities	(230.8)	(269.9)

Financing Activities
Change in short-term debt	(34.3)	(43.0)
Repayment of loan	(28.6)	—
Preferred stock dividend requirements	—	(2.3)
Repayment of long-term debt to parent	(2.9)	(2.4)
Payment of dividends to parent	(88.9)	(86.3)
Equity contribution from parent	55.0	85.0
Other, net	(0.2)	(3.6)
Net cash used in financing activities	(99.9)	(52.6)

Net change in cash and cash equivalents	(2.2)	(2.5)
Cash and cash equivalents at beginning of period	6.1	5.4
Cash and cash equivalents at end of period	$3.9	$2.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2016 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2016

NOTE 1—GENERAL INFORMATION

On June 29, 2015, Wisconsin Energy Corporation acquired our parent company, Integrys, and changed its name to WEC Energy Group, Inc. In this report, when we refer to the "WEC Merger," we are referring to this acquisition.

As used in these notes, the term "financial statements" refers to the condensed consolidated financial statements. This includes the income statements, balance sheets, and statements of cash flows, unless otherwise noted. In this report, when we refer to "the Company", "us," "we," "our," or "ours," we are referring to Wisconsin Public Service Corporation and its former subsidiary, WPS Leasing, Inc., which was dissolved in July 2016.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2015. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of expected results for 2016 due to seasonal variations and other factors.

Our balance sheets reflect the historical basis of our assets and liabilities, as WEC Energy Group did not elect pushdown accounting for the WEC Merger. This is consistent with how our financial statements are viewed by our regulators.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

Reclassifications

As a result of the WEC Merger, we adopted the financial statement presentation policies of WEC Energy Group. On the income statements for the nine months ended September 30, 2015, we reclassified $3.9 million from other operation and maintenance to cost of sales. This reclassification was made to be consistent with the current year presentation. There were no reclassifications for the three months ended September 30, 2015.

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

09/30/2016 Form 10-Q	6	Wisconsin Public Service Corporation

NOTE 3—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2016	December 31, 2015
Commercial paper
Amount outstanding	$148.5	$182.8
Weighted-average interest rate on amounts outstanding	0.68%	0.66%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2016, was $140.8 million with a weighted-average interest rate during the period of 0.58%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including remaining available capacity under this facility:

(in millions)	Maturity	September 30, 2016
Revolving credit facility	December 2020	$250.0

Less: commercial paper outstanding		$148.5
Available capacity under existing agreement		$101.5

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

We recognize transfers at their value as of the end of the reporting period.

09/30/2016 Form 10-Q	7	Wisconsin Public Service Corporation

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.7	$—	$—	$0.7
FTRs	—	—	3.8	3.8
Total derivative assets	$0.7	$—	$3.8	$4.5

Derivative liabilities
Natural gas contracts	$0.1	$—	$—	$0.1
Coal contracts	—	2.2	—	2.2
Total derivative liabilities	$0.1	$2.2	$—	$2.3

	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.3	$—	$—	$0.3
FTRs	—	—	2.0	2.0
Total derivative assets	$0.3	$—	$2.0	$2.3

Derivative liabilities
Natural gas contracts	$0.9	$—	$—	$0.9
Petroleum products contracts	0.5	—	—	0.5
Coal contracts	—	4.7	—	4.7
Total derivative liabilities	$1.4	$4.7	$—	$6.1

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2016	2015	2016	2015
Balance at the beginning of period	$5.9	$(1.3)	$2.0	$(0.3)
Net realized and unrealized gains (losses)	—	0.2	(0.2)	(11.2)
Purchases	—	—	7.1	9.8
Sales	—	—	(0.2)	—
Settlements	(2.1)	(1.0)	(4.9)	(0.4)
Balance at the end of period	$3.8	$(2.1)	$3.8	$(2.1)

Unrealized gains and losses on Level 3 derivatives are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on these instruments flow through cost of sales on the income statements.

09/30/2016 Form 10-Q	8	Wisconsin Public Service Corporation

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	September 30, 2016		December 31, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$1,289.9	$1,474.6	$1,289.4	$1,350.4
Long-term debt to parent, including current portion *	—	—	2.9	3.0

*	Our former consolidated subsidiary, WPS Leasing, Inc., had a note payable to our parent company, Integrys, that was paid off in May 2016.

Due to the short-term nature of cash and cash equivalents, net accounts receivable and unbilled revenues, accounts payable, and short-term borrowings, the carrying amount for each such item approximates fair value. The fair values of long-term debt, including the current portion of long-term debt, are estimated based on the quoted market prices for the same or similar issues. The fair value of our long-term debt is categorized within Level 2 of the fair value hierarchy.

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

The following table shows our derivative assets and derivative liabilities:

	September 30, 2016		December 31, 2015
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current *
Natural gas contracts	$0.7	$0.1	$0.3	$0.9
Petroleum products contracts	—	—	—	0.5
FTRs	3.8	—	2.0	—
Coal contracts	—	1.4	—	3.3
Total other current	4.5	1.5	2.3	4.7

Other long-term *
Coal contracts	—	0.8	—	1.4
Total	$4.5	$2.3	$2.3	$6.1

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

09/30/2016 Form 10-Q	9	Wisconsin Public Service Corporation

Realized gains (losses) on derivative instruments are primarily included in cost of sales on the income statements. Our estimated notional volumes and realized gains (losses) were as follows:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	6.0 Dth	$0.5	3.7 Dth	$(0.7)
Petroleum products contracts	1.0 gallons	—	1.5 gallons	(0.4)
FTRs	2.2 MWh	2.6	2.5 MWh	1.6
Total		$3.1		$0.5

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	20.0 Dth	$(1.3)	14.9 Dth	$(3.2)
Petroleum products contracts	3.4 gallons	(0.6)	4.7 gallons	(1.4)
FTRs	6.3 MWh	4.9	6.8 MWh	1.4
Total		$3.0		$(3.2)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2016, and December 31, 2015, we had posted cash collateral of $19.2 million and $17.6 million, respectively, in our margin accounts.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on the balance sheet:

	September 30, 2016		December 31, 2015
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$4.5	$2.3	$2.3	$6.1
Gross amount not offset on the balance sheet *	(0.1)	(0.1)	(0.3)	(1.4)
Net amount	$4.4	$2.2	$2.0	$4.7

*	Includes cash collateral posted of $1.1 million at December 31, 2015. There was no cash collateral included at September 30, 2016.

NOTE 6—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at	Expiration
(in millions)	September 30, 2016	Less Than 1 Year	Over 3 Years
Standby letters of credit (1)	$9.4	$9.4	$—
Surety bonds (2)	1.3	1.3	—
Other guarantee (3)	0.6	—	0.6
Total guarantees	$11.3	$10.7	$0.6

(1)	At our request, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to us. These amounts are not reflected on our balance sheets.

(2)	Primarily for obtaining various licenses, permits, and rights-of-way. These amounts are not reflected on our balance sheets.

(3)	Consists of $0.6 million reflected on our balance sheet related to workers compensation.

09/30/2016 Form 10-Q	10	Wisconsin Public Service Corporation

NOTE 7—EMPLOYEE BENEFITS

The following tables show the components of net periodic pension and OPEB costs for our benefit plans:

	Pension Costs
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2016	2015	2016	2015
Service cost	$2.3	$2.6	$6.9	$8.0
Interest cost	6.9	8.0	20.7	23.8
Expected return on plan assets	(12.9)	(16.3)	(38.9)	(48.7)
Gain (loss) on plan settlement	(0.1)	—	3.1	0.1
Amortization of prior service cost	—	0.1	—	0.2
Amortization of net actuarial loss	4.3	5.3	13.0	15.8
Net periodic benefit cost (credit)	$0.5	$(0.3)	$4.8	$(0.8)

	OPEB Costs
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2016	2015	2016	2015
Service cost	$1.8	$2.2	$5.5	$6.5
Interest cost	2.6	2.6	7.9	7.8
Expected return on plan assets	(3.9)	(4.0)	(11.9)	(12.0)
Amortization of prior service credit	(1.9)	(2.3)	(5.6)	(6.9)
Amortization of net actuarial loss	0.7	0.8	1.9	2.7
Net periodic benefit credit	$(0.7)	$(0.7)	$(2.2)	$(1.9)

We did not make any contributions to our qualified pension plans during the first nine months of 2016. During the nine months ended September 30, 2016, we made payments of $1.2 million related to our non-qualified pension plans. We did not make any payments to our OPEB plans during the nine months ended September 30, 2016. We expect to make payments of $0.2 million related to our non-qualified pension plans and $0.1 million related to our OPEB plans during the remainder of 2016, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the nine months ended September 30, 2016, and 2015.

Due to the WEC Merger, we changed the date of our annual goodwill impairment test from April 1 to July 1. Since no more than 12 months is allowed to elapse between impairment tests, we performed a step zero qualitative impairment test as of April 1, 2016, and a quantitative impairment test as of July 1, 2016. No impairments resulted from these tests.

The identifiable intangible assets other than goodwill listed below are classified as other long-term assets on our balance sheets.

	September 30, 2016			December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets *	$15.6	$(9.9)	$5.7	$15.6	$(7.5)	$8.1
Unamortized intangible assets	0.4	—	0.4	0.4	—	0.4
Total intangible assets	$16.0	$(9.9)	$6.1	$16.0	$(7.5)	$8.5

*
Represents contractual service agreements that provide for major maintenance and protection against unforeseen maintenance costs related to the combustion turbine generators at the Fox Energy Center. The remaining weighted-average amortization period for these intangible assets at September 30, 2016, was approximately three years.

09/30/2016 Form 10-Q	11	Wisconsin Public Service Corporation

NOTE 9—SEGMENT INFORMATION

During the second quarter of 2016, we reorganized our business segments to reflect our new internal organization and management structure. All prior period amounts impacted by this change were reclassified to conform to the new presentation.

We use operating income to measure segment profitability and to allocate resources to our businesses. At September 30, 2016, we reported two segments, which are described below.

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

The following tables show summarized financial information related to our reportable segments for the three and nine months ended September 30, 2016 and 2015:

(in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
Three Months Ended September 30, 2016
External revenues	$381.0	$—	$—	$381.0
Intersegment revenues	—	0.1	(0.1)	—
Other operation and maintenance	110.0	0.2	(0.1)	110.1
Depreciation and amortization	30.7	—	—	30.7
Operating income (loss)	105.5	(0.2)	—	105.3
Other income, net	6.3	2.6	—	8.9
Interest expense	11.7	—	—	11.7

(in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
Three Months Ended September 30, 2015
External revenues	$390.8	$—	$—	$390.8
Intersegment revenues	—	0.2	(0.2)	—
Other operation and maintenance	120.8	0.1	(0.6)	120.3
Depreciation and amortization	30.3	0.1	—	30.4
Operating income	88.4	0.1	—	88.5
Other income, net	4.3	2.4	—	6.7
Interest expense	13.1	0.1	—	13.2

(in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
Nine months ended September 30, 2016
External revenues	$1,087.2	$—	$—	$1,087.2
Intersegment revenues	—	0.4	(0.4)	—
Other operation and maintenance	359.5	0.2	(0.4)	359.3
Depreciation and amortization	91.7	—	—	91.7
Operating income	225.5	0.1	—	225.6
Other income, net	18.5	7.2	—	25.7
Interest expense	35.2	0.1	—	35.3

09/30/2016 Form 10-Q	12	Wisconsin Public Service Corporation

(in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
Nine months ended September 30, 2015
External revenues	$1,146.1	$—	$—	$1,146.1
Intersegment revenues	—	0.6	(0.6)	—
Other operation and maintenance	356.4	0.2	(0.6)	356.0
Depreciation and amortization	90.2	0.3	—	90.5
Operating income	202.6	—	—	202.6
Other income, net	11.1	8.7	—	19.8
Interest expense	40.1	0.2	—	40.3

NOTE 10—RELATED PARTIES

We routinely enter into transactions with related parties, including WEC Energy Group, its subsidiaries, ATC, and other entities in which we have material interests.

We provide and receive services, property, and other items of value to and from our ultimate parent, WEC Energy Group, and other subsidiaries of WEC Energy Group. On April 1, 2016, we, along with WEC Energy Group, filed a new agreement for approval with the PSCW and all other relevant state commissions that would replace our current affiliated interest agreements. The PSCW approved the new agreement in August 2016. We are awaiting approval in one other state before the new agreement will be implemented.

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

The table below includes information summarizing transactions entered into with related parties:

(in millions)	September 30, 2016	December 31, 2015
Accounts receivable
Services provided to ATC	$0.6	$0.5
Note payable, current portion *
Integrys	—	2.9
Accounts payable
Network transmission services from ATC	9.2	8.5
Liability related to income tax allocation
Integrys	4.9	5.4

*	WPS Leasing, Inc., our former consolidated subsidiary, had a note payable to our parent company, Integrys, that was paid off in May 2016.

09/30/2016 Form 10-Q	13	Wisconsin Public Service Corporation

The following table shows activity associated with related party transactions:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2016	2015	2016	2015
Transactions with equity method investees
Charges from ATC for network transmission services	$27.8	$25.3	$83.2	$76.0
Charges to ATC for services and construction	2.2	2.9	6.2	7.5
Purchases of energy from WRPC	1.0	1.0	2.9	3.1
Charges to WRPC for operations	0.2	0.5	0.5	1.0
Equity earnings from WPSI (1)	2.3	2.5	6.4	6.8

Transactions with WE
Billings to WE	1.4	0.1	1.9	0.1
Billings from WE	4.1	3.4	7.0	3.4

Transactions with WBS
Billings to WBS (2)	4.5	1.7	17.8	6.1
Billings from WBS (3)	52.8	31.8	135.2	102.3

(1)
WPSI is an indirect wholly-owned subsidiary of WEC Energy Group that is jointly owned by Integrys and us. WPSI holds an approximate 34% ownership interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. At September 30, 2016, we had a 10.53% interest in WPSI accounted for under the equity method. Our ownership percentage has continued to decrease as additional equity contributions are made by Integrys to WPSI.

(2)
Included in the amount of billings to WBS for the nine months ended September 30, 2016 was $7.3 million for the transfer of certain software to WBS. There were no transfers to WBS for the three months ended September 30, 2016.

(3)
Included in the amount of billings from WBS, for the three and nine months ended September 30, 2016, was $12.3 million and $18.2 million, respectively, for the transfer of certain benefit-related liabilities to WBS.

NOTE 11—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Energy Related Purchased Power Agreements

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of September 30, 2016, were $940.6 million.

Environmental Matters

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues that may potentially affect us include, but are not limited to, current and future regulation of air emissions such as SO2, NOx, fine particulates, mercury, and GHGs; water discharges; disposal of coal combustion products such as fly ash; and remediation of impacted properties, including former manufactured gas plant sites.

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

09/30/2016 Form 10-Q	14	Wisconsin Public Service Corporation

However, in December 2011, the CSAPR requirements were stayed by the D.C. Circuit Court of Appeals, and CAIR was implemented during the stay period. In August 2012, the D.C. Circuit Court of Appeals issued a ruling vacating and remanding CSAPR and simultaneously reinstating CAIR pending the issuance of a replacement rule by the EPA. The case was appealed to the Supreme Court. In April 2014, the Supreme Court issued a decision largely upholding CSAPR and remanded it to the D.C. Circuit Court of Appeals for further proceedings. In October 2014, the D.C. Circuit Court of Appeals issued a decision that allowed the EPA to begin implementing CSAPR on January 1, 2015. Phase I emissions budgets applied in 2015 and also apply in 2016, while the Phase II emissions budgets discussed below will apply to 2017 and beyond.

In December 2015, the EPA published its proposed update to the CSAPR for the 2008 ozone NAAQS and issued the final rule in September 2016. Starting in 2017, this rule requires reductions in the ozone season (May 1 through September 30) NOx emissions from power plants in 23 states in the eastern United States, including Wisconsin. The EPA updated Phase II CSAPR NOx ozone season budgets for electric generating units in the affected states. In the final rule, the EPA significantly increased the NOx ozone season budget from the proposed rule for Wisconsin starting in 2017. We are currently evaluating compliance options that include using our banked allowances, purchasing allowances, implementing natural gas co-firing at certain of our coal plants, and other NOx control optimizations.

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

In June 2016, we provided modeling to the WDNR that shows the area around the Weston Power Plant to be in compliance. Based upon the submittal, we believe the WDNR will recommend by January 2017 that the area be designated attainment. We expect that the EPA will consider the WDNR's recommendation and finalize its recommendation by the end of 2017.

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

We believe that our fleet is well positioned to comply with this regulation. Controls for acid gases and mercury are already in operation at the Pulliam units, and our compliance plans currently include capital projects for our jointly owned plants to achieve the required reductions for MATS. Construction of the ReACTTM multi-pollutant control system at Weston Unit 3 is complete and testing was completed on schedule. We are currently in compliance with both MATS and the WPS Consent Decree emission requirements.

Climate Change

In 2015, the EPA issued the Clean Power Plan, a final rule regulating GHG emissions from existing generating units, a proposed federal plan and model trading rules as alternatives or guides to state compliance plans, and final performance standards for

09/30/2016 Form 10-Q	15	Wisconsin Public Service Corporation

modified and reconstructed generating units and new fossil-fueled power plants. In October 2015, following publication of the final rule for existing fossil-fueled generating units, numerous states (including Wisconsin), trade associations, and private parties filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. The D.C. Circuit Court of Appeals denied the stay request, but in February 2016, the Supreme Court stayed the effectiveness of the rule until disposition of the litigation in the D.C. Circuit Court of Appeals and to the extent that review is sought, at the Supreme Court. In addition, in February 2016, the Governor of Wisconsin issued Executive Order 186, which prohibits state agencies, departments, boards, commissions, or other state entities from developing or promoting the development of a state plan. The D.C. Circuit Court of Appeals heard the case in September 2016.

The final rule for existing fossil-fueled generating units seeks to achieve state-specific GHG emission reduction goals by 2030, and would have required states to submit plans by September 6, 2016. States submitting initial plans and requesting an extension would have been required to submit final plans by September 2018, either alone or in conjunction with other states. The time lines for the 2022 through 2029 interim goals and the 2030 final goal for states, as well as all other aspects of the rule, may be changed due to the stay and subsequent legal proceedings.

The goal of the final rule is to reduce nationwide GHG emissions by 32% from 2005 levels. The rule is seeking GHG emission reductions in Wisconsin of 41% below 2012 levels by 2030. Interim goals starting in 2022 would require states to achieve about two-thirds of the 2030 required reduction. The building blocks used by the EPA to determine each state's emission reduction requirements include a combination of improving power plant efficiency, increasing reliance on combined cycle natural gas units, and adding new renewable energy resources. We are in the process of reviewing the final rule for existing fossil-fueled generating units to determine the potential impacts to our operations. The rule could result in significant additional compliance costs, including capital expenditures, could impact how we operate our existing fossil-fueled power plants, and could have a material adverse impact on our operating costs. We are evaluating potential actions to prepare for compliance with the Clean Power Plan based on current information available, including the implementation of co-firing of natural gas in certain of our coal-fired power plants.

Draft Federal Plan and Model Trading Rules were also published in October 2015 for use in developing state plans or for use in states where a plan is not submitted or approved. In December 2015, the state of Wisconsin submitted petitions for reconsideration of the EPA's final standards for existing, as well as for new, modified, and reconstructed generating units. A petition for reconsideration of the EPA's final standards for existing generating units was also submitted jointly by the Wisconsin utilities. Among other things, the petitions narrowly ask the EPA to consider revising the state goal for existing units to reflect the 2013 retirement of the Kewaunee Power Station, which could lower the state's carbon dioxide equivalent reduction goal by about 10%. In May 2016, the EPA denied the state of Wisconsin's petition for reconsideration related to new, modified, and reconstructed generating units. The EPA has not issued decisions yet regarding the above referenced petitions for reconsideration of the final EPA standards for existing generating units.

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

09/30/2016 Form 10-Q	16	Wisconsin Public Service Corporation

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

Manufactured Gas Plant Remediation

We have identified sites at which we or a predecessor company owned or operated a manufactured gas plant or stored manufactured gas. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. We are responsible for the environmental remediation of these sites, some of which are in the EPA Superfund Alternative Approach Program. We are also working with various state jurisdictions in our investigation and remediation planning. These sites are at various stages of investigation, monitoring, remediation, and closure.

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	September 30, 2016	December 31, 2015
Regulatory assets	$101.5	$104.4
Reserves for future remediation	82.2	83.5

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

09/30/2016 Form 10-Q	17	Wisconsin Public Service Corporation

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

The Consent Decree contains requirements to refuel, repower, and/or retire certain Weston and Pulliam units. Effective June 1, 2015, we retired Weston Unit 1 and Pulliam Units 5 and 6. In March 2016, we submitted a proposed revision to the EPA to update requirements reflecting the conversion of Weston Unit 2 from coal to natural gas fuel, and also proposed revisions to the list of beneficial environmental projects required by the Consent Decree. These proposed revisions were approved by the EPA in May 2016. The revisions to the environmental projects are not expected to materially impact the overall cost required of $6.0 million.

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

Also, in May 2010, we received from the Sierra Club a Notice of Intent to file a civil lawsuit based on allegations that we violated the CAA at the Weston and Pulliam plants. We entered into a Standstill Agreement with the Sierra Club by which the parties agreed to negotiate as part of the EPA NOV process, rather than litigate. The Standstill Agreement ended in October 2012, but no further action has been taken by the Sierra Club as of September 30, 2016. It is unknown whether the Sierra Club will take further action in the future.

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

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30
(in millions)	2016	2015
Cash (paid) for interest, net of amount capitalized	$(27.5)	$(29.2)
Cash received for income taxes, net	48.8	13.2
Significant noncash transactions:
Accounts payable related to construction costs	42.2	74.9

NOTE 13—REGULATORY ENVIRONMENT

2016 Wisconsin Rate Order

In April 2015, we initiated a rate proceeding with the PSCW. In December 2015, the PSCW issued a final written order, effective January 1, 2016. The order, which reflects a 10.0% ROE and a common equity component average of 51.0%, authorized a net retail

09/30/2016 Form 10-Q	18	Wisconsin Public Service Corporation

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

In March 2016, we requested extensions from the PSCW through 2017 for the deferral of the revenue requirement of ReACT™ costs above the authorized $275.0 million level as well as escrow accounting of ATC and MISO network transmission expenses. In April 2016, we also requested to extend through 2017 the previously approved deferral of the revenue requirement difference between the Real Time Market Pricing and the standard tariffed rates for any of our current large commercial and industrial customers who entered into a service agreement with us under Real Time Market Pricing prior to April 15, 2016. These requests were approved by the PSCW in June 2016. The amounts deferred related to these items as of September 30, 2016, were not material.

Upper Michigan Energy Resources Corporation

In June 2016, WEC Energy Group filed a proposal with the MPSC and the PSCW for approval to operate UMERC as a stand-alone utility in the Upper Peninsula of Michigan. This utility will include our and WE's electric and natural gas distribution assets located in the Upper Peninsula. The proposal was filed pursuant to the MPSC's approval of the WEC Merger, whereby WEC Energy Group agreed to form a separate Michigan utility company. In October 2016, we reached a unanimous settlement agreement with all parties in Michigan, including the MPSC staff, the Michigan attorney general, and the Tilden Mining Company (Tilden), relating to WEC Energy Group's application to form UMERC. If the settlement agreement is approved by the MPSC, we anticipate that the new utility will become operational effective January 1, 2017.

In August 2016, WEC Energy Group entered into an agreement with Tilden under which it will purchase electric power from UMERC for 20 years. The agreement also calls for UMERC to construct and operate approximately 170 MW of natural gas generation located in the Upper Peninsula of Michigan. The estimated cost of this project is $255 million, 50% of which is expected to be recovered from Tilden, with the remaining 50% expected to be recovered from utility customers located in the Upper Peninsula of Michigan. Subject to regulatory approval of both the agreement with Tilden and the construction of the proposed generation, the new units are expected to achieve commercial operation in 2019.

NOTE 14—NEW ACCOUNTING PRONOUNCEMENTS

Revenue Recognition

In May 2014, the FASB and the International Accounting Standards Board issued their joint revenue recognition standard, ASU 2014-09, Revenue from Contracts with Customers. Several amendments were issued subsequent to the standard to clarify the guidance. The core principle of the guidance is to recognize revenue in an amount that an entity is entitled to receive in exchange for goods and services. The guidance also requires additional disclosures about the nature, amount, timing, and uncertainty of revenues and the related cash flows arising from contracts with customers. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017, and can either be applied retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the effects this guidance may have on our financial statements.

Classification and Measurement of Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Classification and Measurement of Financial Assets and Liabilities. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017, and will be recorded with a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective. This guidance requires equity investments, including other ownership interests such as partnerships, unincorporated joint ventures, and limited liability companies, to be measured at fair value with changes in fair value recognized in net income. It also simplifies the impairment assessment of equity investments without readily determinable fair values and amends certain disclosure requirements associated with the fair value of financial instruments. This ASU does not apply to investments accounted for under the equity method of accounting. We are currently assessing the effects this guidance may have on our financial statements.

09/30/2016 Form 10-Q	19	Wisconsin Public Service Corporation

Leases

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and will be applied using a modified retrospective approach. The main provision of this ASU is that lessees will be required to recognize lease assets and lease liabilities for most leases, including those classified as operating leases under GAAP. We are currently assessing the effects this guidance may have on our financial statements.

Stock-Based Compensation

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Under this ASU, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement, the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur, and excess tax benefits are recognized in the current period regardless of whether the benefit reduces taxes payable. On the cash flow statement, excess tax benefits are classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax purposes is classified as a financing activity. We are currently assessing the effects this guidance may have on our financial statements.

Financial Instruments Credit Losses

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This ASU introduces a new impairment model known as the current expected credit loss model. The ASU requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. Previously, recognition of the full amount of credit losses was generally delayed until the loss was probable of occurring. We are currently assessing the effects this guidance may have on our financial statements.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and will be applied using a retrospective transition method. There are eight main provisions of this ASU for which current GAAP either is unclear or does not include specific guidance. We are currently assessing the effects this guidance may have on our financial statements.

09/30/2016 Form 10-Q	20	Wisconsin Public Service Corporation

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

Corporate Strategy

Our goal is to continue to create long-term value for our customers and WEC Energy Group's shareholders by focusing on the following:

Reliability

We have made significant reliability related investments in recent years, and plan to continue making significant capital investments to strengthen and modernize the reliability of our generation and distribution networks.

We continue work on our SMRP, which involves modernizing parts of our electric distribution system by burying or upgrading lines. The project focuses on electric lines that currently have the lowest reliability in our system, primarily in rural areas that are heavily forested. We are planning to expand the scope of this project with SMRP Phase II. If approved, SMRP Phase II will address areas of our service territory where reliability is sub-standard to a lesser degree than the areas addressed in the initial phase of the SMRP.

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our company.

Financial Discipline

A strong adherence to financial discipline is essential to earning our authorized ROE and maintaining a strong balance sheet, stable cash flows, and quality credit ratings.

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plant, and equipment, that are no longer performing as intended, or have an unacceptable risk profile.

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

09/30/2016 Form 10-Q	21	Wisconsin Public Service Corporation

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2016

Consolidated Earnings

Our consolidated earnings for the three months ended September 30, 2016 were $64.7 million, compared to $50.3 million for the same period in 2015. See below for additional information on the $14.4 million increase in earnings.

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income for the third quarter of 2016 with the third quarter of 2015, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended September 30
(in millions)	2016	2015	B (W)
Electric revenues	$340.0	$346.5	$(6.5)
Fuel and purchased power	108.4	122.7	14.3
Total electric margins	231.6	223.8	7.8

Natural gas revenues	41.0	44.3	(3.3)
Cost of natural gas sold	16.4	18.3	1.9
Total natural gas margins	24.6	26.0	(1.4)

Other operation and maintenance	110.0	120.8	10.8
Depreciation and amortization	30.7	30.3	(0.4)
Property and revenue taxes	10.0	10.3	0.3
Operating income	$105.5	$88.4	$17.1

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2016	2015	B (W)
Customer class
Residential	845.0	775.7	69.3
Small commercial and industrial	1,099.8	1,090.1	9.7
Large commercial and industrial	1,082.3	1,056.8	25.5
Other	6.1	6.2	(0.1)
Total retail	3,033.2	2,928.8	104.4
Wholesale	717.5	738.9	(21.4)
Resale	110.1	347.6	(237.5)
Total sales in MWh	3,860.8	4,015.3	(154.5)
Electric Customer Choice *	6.9	6.3	0.6

*	Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2016	2015	B (W)
Customer class
Residential	13.3	13.6	(0.3)
Commercial and industrial	18.8	17.7	1.1
Total retail	32.1	31.3	0.8
Transport	84.1	75.5	8.6
Total sales in therms	116.2	106.8	9.4

09/30/2016 Form 10-Q	22	Wisconsin Public Service Corporation

	Three Months Ended September 30
	Degree Days
Weather *	2016	2015	B (W)
Heating (208 Normal)	79	120	(41)
Cooling (352 Normal)	426	396	30

*	Normal heating and cooling degree days are based on a 20-year moving average of monthly temperatures from the Green Bay Weather Station.

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

Electric utility margins increased $7.8 million during the third quarter of 2016, compared with the same period in 2015. The significant factors impacting the higher electric utility margins were:

•	A $6.9 million increase related to higher sales volumes during the third quarter of 2016, driven by warmer weather and higher weather-normalized use per residential customer.

•	A $5.7 million increase as a result of the PSCW rate order, effective January 1, 2016. See Note 13, Regulatory Environment, for more information.

These increases in margin were partially offset by a $2.0 million decrease in wholesale margins, driven by lower wholesale prices in the third quarter of 2016. The decrease in wholesale prices was primarily driven by lower operating expenses. Wholesale customers proportionally shared in the lower operating expenses through formula rates.

Natural Gas Utility Margins

Natural gas utility margins are defined as natural gas revenues less the cost of natural gas sold. We believe that natural gas utility margins provide a more meaningful basis for evaluating natural gas utility operations than natural gas utility revenues, since prudently incurred natural gas commodity costs are passed through to our customers in current rates. The average per-unit cost of natural gas sold decreased 16.75% quarter over quarter, which had no impact on margins.

Natural gas utility margins decreased $1.4 million during the third quarter of 2016, compared with the same period in 2015. The decrease was primarily driven by the PSCW rate order, effective January 1, 2016. See Note 13, Regulatory Environment, for more information. The third quarter is generally not a heating period, and therefore, it historically has the lowest natural gas margins of the year.

Operating Income

Operating income at the utility segment increased $17.1 million during the third quarter of 2016, compared with the same period in 2015. The increase was driven by a $10.7 million decrease in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes) and the $6.4 million net increase in margins discussed above.

The decrease in operating expenses was driven by an $11.5 million decrease in maintenance expenses at our generation plants.

Other Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2016	2015	B (W)
Operating (loss) income	$(0.2)	$0.1	$(0.3)

09/30/2016 Form 10-Q	23	Wisconsin Public Service Corporation

Consolidated Other Income, Net

	Three Months Ended September 30
(in millions)	2016	2015	B (W)
AFUDC – Equity	$5.6	$4.1	$1.5
Earnings from equity method investments	2.4	2.7	(0.3)
Other, net	0.9	(0.1)	1.0
Other income, net	$8.9	$6.7	$2.2

Other income, net increased by $2.2 million when compared to the third quarter of 2015, primarily due to an increase in AFUDC driven by the construction of the ReACTTM emission control technology at Weston Unit 3.

Consolidated Interest Expense

	Three Months Ended September 30
(in millions)	2016	2015	B (W)
Interest expense	$11.7	$13.2	$1.5

Interest expense decreased by $1.5 million when compared to the third quarter of 2015, due to a lower average interest rate on outstanding long-term debt, and an increase in AFUDC-Debt. AFUDC-Debt was higher largely due to the construction of the ReACTTM emission control technology at Weston Unit 3.

Consolidated Income Tax Expense

	Three Months Ended September 30
	2016	2015	B (W)
Effective tax rate	36.9%	37.8%	0.9%

Our effective tax rate decreased by 0.9% when compared to the third quarter of 2015, due to an increase in the projected 2016 annual tax benefits associated with AFUDC – Equity, which is non-taxable.

NINE MONTHS ENDED SEPTEMBER 30, 2016

Consolidated Earnings

Our consolidated earnings for the nine months ended September 30, 2016 were $135.5 million, compared to $111.9 million for the same period in 2015. See below for additional information on the $23.6 million increase in earnings.

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income for the first nine months of 2016 with the first nine months of 2015, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Nine Months Ended September 30
(in millions)	2016	2015	B (W)
Electric revenues	$903.9	$920.1	$(16.2)
Fuel and purchased power	286.2	333.0	46.8
Total electric margins	617.7	587.1	30.6

Natural gas revenues	183.3	226.0	(42.7)
Cost of natural gas sold	94.5	133.3	38.8
Total natural gas margins	88.8	92.7	(3.9)

Other operation and maintenance	359.5	356.4	(3.1)
Depreciation and amortization	91.7	90.2	(1.5)
Property and revenue taxes	29.8	30.6	0.8
Operating income	$225.5	$202.6	$22.9

09/30/2016 Form 10-Q	24	Wisconsin Public Service Corporation

The following tables provide information on sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2016	2015	B (W)
Customer class
Residential	2,194.9	2,126.3	68.6
Small commercial and industrial	3,058.5	3,020.8	37.7
Large commercial and industrial	3,148.0	3,073.1	74.9
Other	20.1	20.1	—
Total retail	8,421.5	8,240.3	181.2
Wholesale	1,957.3	2,003.5	(46.2)
Resale	348.3	773.7	(425.4)
Total sales in MWh	10,727.1	11,017.5	(290.4)
Electric Customer Choice *	19.2	16.9	2.3

*	Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2016	2015	B (W)
Customer Class
Residential	162.1	174.8	(12.7)
Commercial and industrial	111.7	117.7	(6.0)
Total retail	273.8	292.5	(18.7)
Transport	305.6	268.2	37.4
Total sales in therms	579.4	560.7	18.7

	Nine Months Ended September 30
	Degree Days
Weather *	2016	2015	B (W)
Heating (4,895 normal)	4,481	4,906	(425)
Cooling (483 normal)	568	494	74

*	Normal heating and cooling degree days are based on a 20-year moving average of monthly temperatures from the Green Bay Weather Station.

Electric Utility Margins

We believe that electric utility margins provide a more meaningful basis for evaluating electric utility operations than electric revenues since the majority of prudently incurred fuel and purchased power costs are passed through to customers in current rates under enacted fuel rules.

Electric utility margins increased $30.6 million during the first nine months of 2016, compared with the same period in 2015. The significant factors impacting the higher electric utility margins were:

•	A $20.7 million increase as a result of the PSCW rate order, effective January 1, 2016. See Note 13, Regulatory Environment, for more information.

•	A $9.9 million increase related to higher sales volumes, primarily during the third quarter of 2016, driven by higher weather-normalized use per residential customer.

09/30/2016 Form 10-Q	25	Wisconsin Public Service Corporation

Natural Gas Utility Margins

We believe that natural gas utility margins provide a more meaningful basis for evaluating natural gas utility operations than natural gas utility revenues, since prudently incurred natural gas commodity costs are passed through to our customers in current rates. The average per-unit cost of natural gas sold decreased 24.4% period over period, which had no impact on margins.

Natural gas utility margins decreased $3.9 million during the first nine months of 2016, compared with the same period in 2015. The decrease was primarily driven by the PSCW rate order, effective January 1, 2016. See Note 13, Regulatory Environment, for more information.

Operating Income

Operating income at the utility segment increased $22.9 million during the first nine months of 2016, compared with the same period in 2015. The increase was driven by the $26.7 million net increase in margins discussed above, partially offset by a $3.8 million increase in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes).

The increase in operating expenses was driven by a $25.9 million increase in expenses related to various regulatory matters. Partially offsetting this increase was a $12.3 million decrease in maintenance expenses at our generation plants and $9.0 million of lower electric and natural gas distribution expenses during the first nine months of 2016.

Other Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2016	2015	B (W)
Operating income	$0.1	$—	$0.1

Consolidated Other Income, Net

	Nine Months Ended September 30
(in millions)	2016	2015	B (W)
AFUDC – Equity	$16.3	$10.4	$5.9
Earnings from equity method investments	7.1	7.6	(0.5)
Other, net	2.3	1.8	0.5
Other income, net	$25.7	$19.8	$5.9

Other income, net increased by $5.9 million when compared to the first nine months of 2015, primarily due to an increase in AFUDC driven by the construction of the ReACTTM emission control technology at Weston Unit 3.

Consolidated Interest Expense

	Nine Months Ended September 30
(in millions)	2016	2015	B (W)
Interest expense	$35.3	$40.3	$5.0

Interest expense decreased by $5.0 million when compared to the first nine months of 2015, due to a lower average interest rate on outstanding long-term debt, and an increase in AFUDC-Debt. AFUDC-Debt was higher largely due to the construction of the ReACTTM emission control technology at Weston Unit 3.

Consolidated Income Tax Expense

	Nine Months Ended September 30
	2016	2015	B (W)
Effective tax rate	37.3%	37.3%	—%

We expect our 2016 annual effective tax rate to be between 37.0% and 38.0%.

09/30/2016 Form 10-Q	26	Wisconsin Public Service Corporation

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following summarizes our cash flows during the nine months ended September 30:

(in millions)	2016	2015	Change in 2016 Over 2015
Cash provided by (used in):
Operating activities	$328.5	$320.0	$8.5
Investing activities	(230.8)	(269.9)	39.1
Financing activities	(99.9)	(52.6)	(47.3)

Operating Activities

Net cash provided by operating activities increased $8.5 million during the nine months ended September 30, 2016, driven by:

•	A $92.7 million increase in cash from lower payments for natural gas and fuel and purchased power, due to lower commodity prices and warmer weather during the 2016 heating season.

•	A $35.6 million net increase in cash received from income taxes, primarily the result of the enactment of bonus depreciation later in 2015.

These increases were partially offset by:

•	A $113.1 million decrease in overall collections from customers because of lower commodity prices and warmer weather during the 2016 heating season.

•	A $12.3 million cash payment for transfers of certain benefit-related liabilities to WBS during the nine months ended September 30, 2016.

Investing Activities

Net cash used in investing activities decreased $39.1 million during the nine months ended September 30, 2016, driven by a $33.3 million decrease in capital expenditures, which is discussed in more detail below.

Capital Expenditures

Capital expenditures for the nine months ended September 30 were as follows:

(in millions)	2016	2015	Change in 2016 Over 2015
Capital expenditures	$235.0	$268.3	$(33.3)

The decrease in cash paid for capital expenditures during the nine months ended September 30, 2016, was driven by lower expenditures for the ReACTTM emission control technology project at Weston Unit 3, partially offset by higher expenditures for a combustion turbine project at the Fox Energy Center.

See Significant Capital Projects below for more information.

Financing Activities

Net cash used in financing activities increased $47.3 million during the nine months ended September 30, 2016, driven by:

•	A $30.0 million decrease in equity contributions from our parent during the nine months ended September 30, 2016.

09/30/2016 Form 10-Q	27	Wisconsin Public Service Corporation

•	A $28.6 million repayment of a loan during the nine months ended September 30, 2016.

These increases in net cash used for financing activities were partially offset by an $8.7 million decrease in the repayment of commercial paper during the nine months ended September 30, 2016.

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

Working Capital

As of September 30, 2016, our current liabilities exceeded our current assets by approximately $30.2 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

09/30/2016 Form 10-Q	28	Wisconsin Public Service Corporation

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

(in millions)
2016	$267.8
2017	321.7
2018	353.8
Total	$943.3

We are constructing a multi-pollutant control technology known as ReACTTM as part of Weston Unit 3. The control technology will enable the plant to meet the requirements of a Consent Decree agreed to between us and the EPA. The cost of the project is estimated at approximately $345 million, excluding AFUDC, and it is expected to be placed in service in 2016.

We are also continuing work on the SMRP. This project includes converting more than 1,000 miles of overhead distribution power lines to underground in northern Wisconsin and adding distribution automation equipment on 400 miles of lines. We expect to invest approximately $45 million annually through 2018. Subject to regulatory review, Phase II of the SMRP will expand the scope and cost of the original SMRP and will consist of close to 1,000 miles of underground circuit installation. We expect to invest approximately $200 million between 2018 and 2021 related to Phase II.

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

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. These risks include, but are not limited to, the regulatory recovery risk described below. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks of our 2015 Annual Report on Form 10-K for a discussion of other significant risks applicable to us.

09/30/2016 Form 10-Q	29	Wisconsin Public Service Corporation

Regulatory Recovery

Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. We record regulatory assets pursuant to specific orders or by a generic order issued by our regulators. Recovery of these deferred costs in future rates is subject to the review and approval by those regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of these deferred costs, including those referenced below, is not approved by our regulators, the costs would be charged to income in the current period. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities.

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

•
Prior to the WEC Merger, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries, including us. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of September 30, 2016, we had received no significant disallowances of the costs incurred for this project. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project.

See Note 13, Regulatory Environment, for more information regarding recent rate proceedings and orders.

Environmental Matters

See Note 11, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Presque Isle System Support Resource Costs

In August 2013, WE notified MISO of its intention to suspend the operation of Units 5 through 9 of its Presque Isle generating facility, starting February 1, 2014. MISO notified WE in October 2013 that the Presque Isle units are required for reliability and would be SSR-designated. In April 2014, WE notified MISO of its intention to retire the Presque Isle units, and, as of October 2014, the Presque Isle units were designated retirement SSR units. Under the terms of the SSR Tariff in exchange for keeping the units in service, MISO initially planned to compensate WE by allocating the SSR costs associated with the operation of the Presque Isle units to regulated and nonregulated load-serving entities, including us, within the ATC footprint based on load ratio share. However, according to a February 2015 order issued by the FERC, MISO must allocate the SSR costs only to the load-serving entities within the ATC footprint requiring the operation of the SSR units for reliability purposes.

In February 2015, WE notified MISO of its intent to rescind its decision to retire the Presque Isle units and requested termination of the SSR agreement, effective February 1, 2015. This intent to rescind was driven by a settlement agreement related to the WEC Merger. In April 2015, the FERC approved the termination of the SSR agreement, effective February 1, 2015.

In May 2015, MISO made a compliance filing regarding the allocation of Presque Isle SSR costs incurred while the SSR was in effect, which did not allocate any of these SSR costs to us. In September 2015, the FERC approved MISO's cost allocation method. Several parties sought a rehearing of this FERC order, which the FERC denied in May 2016. Subsequently, several entities petitioned the D.C. Circuit Court of Appeals to review the FERC's order. In June 2016, MISO filed a refund report for the SSR costs, which the FERC approved in September 2016 while also suspending the SSR refund process currently in progress. At this time, we do not expect the petitions for review and refund process to have a material impact on us.

09/30/2016 Form 10-Q	30	Wisconsin Public Service Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 4, Fair Value Measurements, Note 5, Derivative Instruments, and Note 6, Guarantees, in this report for information concerning our market risk exposures.

09/30/2016 Form 10-Q	31	Wisconsin Public Service Corporation

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2016 Form 10-Q	32	Wisconsin Public Service Corporation

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

09/30/2016 Form 10-Q	33	Wisconsin Public Service Corporation

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

09/30/2016 Form 10-Q	34	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	November 4, 2016	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2016 Form 10-Q	35	Wisconsin Public Service Corporation