Form 10-K
period 2016-12-31
WISCONSIN PUBLIC SERVICE CORP
filed 2017-02-28
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes [ ]    No [X]

As of June 30, 2016 (and currently), all of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant.
None.

Number of shares outstanding of each class of common stock, as of
January 31, 2017

Common Stock, $4 par value, 23,896,962 shares outstanding

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format.

WISCONSIN PUBLIC SERVICE CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2016

2016 Form 10-K	i	Wisconsin Public Service Corporation

2016 Form 10-K	ii	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
IES	Integrys Energy Services, Inc.
Integrys	Integrys Holding, Inc. (previously known as Integrys Energy Group, Inc.)
UMERC	Upper Michigan Energy Resources Corporation
UPPCO	Upper Peninsula Power Company
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc. (previously known as Wisconsin Energy Corporation)
WPSI	WPS Investments, LLC
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
Act 141	2005 Wisconsin Act 141
CAA	Clean Air Act
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
SO2	Sulfur Dioxide

Measurements
Dth	Dekatherm (One Dth equals one million Btu)
MW	Megawatt (One MW equals one million Watts)
MWh	Megawatt-hour

2016 Form 10-K	iii	Wisconsin Public Service Corporation

Other Terms and Abbreviations
AIA	Affiliated Interest Agreement
ARRs	Auction Revenue Rights
Compensation Committee	Compensation Committee of the Board of Directors of WEC Energy Group, Inc.
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
GCRM	Gas Cost Recovery Mechanism
LMP	Locational Marginal Price
Merger Agreement	Agreement and Plan of Merger, dated as of June 22, 2014, between Integrys Energy Group, Inc. and Wisconsin Energy Corporation
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
NYMEX	New York Mercantile Exchange
Omnibus Stock Incentive Plan	WEC Energy Group 1993 Omnibus Stock Incentive Plan, Amended and Restated Effective as of January 1, 2016
ROE	Return on Equity
RTO	Regional Transmission Organization
SMRP	System Modernization and Reliability Project
Supreme Court	United States Supreme Court

2016 Form 10-K	iv	Wisconsin Public Service Corporation

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

•
The timing, resolution, and impact of rate cases and negotiations, including recovery of deferred and current costs and the ability to earn a reasonable return on investment, and other regulatory decisions impacting our regulated operations;

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

•	Costs and effects of litigation, administrative proceedings, investigations, settlements, claims, and inquiries;

•	The risk of financial loss, including increases in bad debt expense, associated with the inability of our customers, counterparties, and affiliates to meet their obligations;

2016 Form 10-K	1	Wisconsin Public Service Corporation

•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters;

•
The direct or indirect effect on our business resulting from terrorist incidents, the threat of terrorist incidents, and cyber security intrusion, including the failure to maintain the security of personally identifiable information, the associated costs to protect our assets and personal information, and the costs to notify affected persons to mitigate their information security concerns;

•	The investment performance of our employee benefit plan assets, as well as unanticipated changes in related actuarial assumptions, which could impact future funding requirements;

•	Factors affecting the employee workforce, including loss of key personnel, internal restructuring, work stoppages, and collective bargaining agreements and negotiations with union employees;

•	Advances in technology that result in competitive disadvantages and create the potential for impairment of existing assets;

•	The timing, costs, and anticipated benefits associated with the remaining integration efforts relating to Wisconsin Energy Corporation's acquisition of Integrys;

•	The timing and outcome of any audits, disputes, and other proceedings related to taxes;

•	The effect of accounting pronouncements issued periodically by standard-setting bodies; and

•	Other considerations disclosed elsewhere herein and in other reports we file with the SEC or in other publicly disseminated written documents.

We expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

2016 Form 10-K	2	Wisconsin Public Service Corporation

PART I

ITEM 1. BUSINESS

A. INTRODUCTION

In this report, when we refer to "us," "we," "our," or "ours," we are referring to Wisconsin Public Service Corporation. The term "utility" refers to our regulated activities, while the term "non-utility" refers to our activities that are not regulated, as well as the activities of our former subsidiary, WPS Leasing, which was dissolved in July 2016. References to "Notes" are to the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

We are an indirect wholly owned subsidiary of WEC Energy Group and were incorporated in the state of Wisconsin in 1883. We serve customers in northeastern Wisconsin and served customers in Michigan's Upper Peninsula through December 31, 2016. Effective January 1, 2017, we transferred our electric and natural gas customers and distribution assets located in the Upper Peninsula of Michigan to UMERC, a stand-alone utility in the Upper Peninsula of Michigan. UMERC became operational effective January 1, 2017. See Note 3, Related Parties, for more information on UMERC. Our two reportable segments are utility and other.

For more information about our utility operations, including financial and geographic information, see Note 21, Segment Information, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

Merger

On June 29, 2015, Wisconsin Energy Corporation acquired 100% of the outstanding common shares of our parent company, Integrys, and changed its name to WEC Energy Group, Inc. In this report, when we refer to the "WEC Merger," we are referring to this acquisition. For additional information on this merger, see Note 2, Merger.

Available Information

Our annual and periodic filings with the SEC are available, free of charge, through WEC Energy Group's website, www.wecenergygroup.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.

You may obtain materials we filed with or furnished to the SEC at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. To obtain information on the operation of the Public Reference Room, you may call the SEC at 1-800-SEC-0330. You may also view information filed or furnished electronically with the SEC at the SEC's website at www.sec.gov.

B. UTILITY SEGMENT

ELECTRIC UTILITY OPERATIONS

We generate and distribute electric energy to customers located in northeastern Wisconsin.

Through December 31, 2016, we serviced electric customers in the Upper Peninsula of Michigan. Effective January 1, 2017, we transferred our electric customers and electric distribution assets located in the Upper Peninsula of Michigan to UMERC, a new stand-alone utility owned by WEC Energy Group. UMERC obtains its energy through the MISO Energy Markets and meets its obligations through power purchase agreements with us and WE. See Note 3, Related Parties, for more information.

2016 Form 10-K	3	Wisconsin Public Service Corporation

Operating Revenues

The following table shows electric utility operating revenues for the past three years:

	Year Ended December 31
(in millions)	2016	2015	2014
Operating revenues
Residential	$377.4	$372.0	$366.4
Small commercial and industrial (1)	372.0	382.2	366.5
Large commercial and industrial (1)	250.2	252.2	241.9
Other	8.8	9.5	9.5
Total retail revenues (1)	1,008.4	1,015.9	984.3
Wholesale	142.7	155.8	163.5
Resale	22.7	37.7	37.0
Other operating revenues (2)	13.9	(21.6)	38.9
Total operating revenues (1)	$1,187.7	$1,187.8	$1,223.7

(1)	Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

(2)	Includes amounts collected from (refunded to) customers for certain fuel and purchased power costs that exceed a 2% price variance from the costs included in rates.

Electric Sales

Our electric energy deliveries included supply and distribution sales to retail and wholesale customers and distribution sales to those customers who switched to an alternative electric supplier. In 2016, retail electric revenues accounted for 84.9% of total electric operating revenues, while wholesale and resale electric revenues accounted for 13.9% of total electric operating revenues. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Utility Segment Contribution to Operating Income for information on MWh sales by customer class.

We are authorized to provide retail electric service in designated territories in the state of Wisconsin, as established by indeterminate permits and boundary agreements with other utilities. Through December 31, 2016, we were authorized to provide electric service in certain territories in the state of Michigan pursuant to franchises granted by municipalities.

We buy and sell wholesale electric power by participating in the MISO Energy Markets. The cost of our individual generation offered into the MISO Energy Markets, compared to our competitors, affects how often our generating units are dispatched and how we buy and sell power. For more information, see Item 1. Business – D. Regulation.

Electric Sales Forecast

Our service territory experienced increased weather-normalized retail electric sales in 2016 due to both positive customer growth as well as the retirement of some customer generation as a result of EPA regulations. However, we currently forecast retail electric sales volumes to decline at a rate of between flat and 0.4% over the next five years, assuming normal weather. The associated electric peak demand is expected to grow at a rate of between flat and 0.3% over the next five years, also assuming normal weather. The expected decline in retail electric sales volumes is due in part to the closing of a large industrial customer at the end of 2016 and continued energy conservation by our customers.

2016 Form 10-K	4	Wisconsin Public Service Corporation

Customers

	Year Ended December 31
(in thousands)	2016	2015	2014
Electric customers – end of year
Residential	395.7	393.3	391.2
Small commercial and industrial	54.4	55.1	55.1
Large commercial and industrial	0.2	0.3	0.3
Other	0.5	0.5	0.6
Total electric customers – end of year	450.8	449.2	447.2

Electric customers – average	450.0	447.9	445.8

Large Electric Retail Customers

We provide electric utility service to a diversified base of customers in such industries as paper, foundry, food products, governmental, health services, manufacturing, and retail.

Wholesale Customers

We provide wholesale electric service to various customers, including electric cooperatives, municipal joint action agencies, other investor-owned utilities, municipal utilities, and energy marketers. Wholesale sales accounted for 18.1%, 18.2%, and 19.3% of total electric energy sales during 2016, 2015, and 2014, respectively. Wholesale revenues accounted for 12.0%, 13.1%, and 13.4% of total electric operating revenues during 2016, 2015, and 2014, respectively.

Resale

The majority of our sales for resale are sold to one RTO, MISO, at market rates based on availability of our generation and RTO demand. Resale sales accounted for 3.4%, 6.4%, and 4.2% of total electric energy sales during 2016, 2015, and 2014, respectively. Resale revenues accounted for 1.9%, 3.2%, and 3.0% of total electric operating revenues during 2016, 2015, and 2014, respectively. Retail fuel costs are reduced by the amount that revenue exceeds the costs of sales derived from these opportunity sales.

Electric Generation and Supply Mix

Our electric supply strategy is to provide our customers with energy from plants using a diverse fuel mix that is expected to maintain a stable, reliable, and affordable supply of electricity. Through our participation in the MISO Energy Markets, we supply a significant amount of electricity to our customers from power plants that we own. We supplement our internally generated power supply with long-term power purchase agreements and through spot purchases in the MISO Energy Markets. We also sell excess capacity into the MISO Energy Markets when it is economical, which reduces net fuel costs by offsetting costs of purchased power.

Our rated capacity by fuel type as of December 31 is shown below. For more information on our electric generation facilities, see Item 2. Properties.

	Rated Capacity in MW (1)
	2016	2015	2014
Coal	1,351	1,366	1,596
Natural gas:
Combined cycle	557	554	551
Steam turbine (2)	80	65	—
Natural gas/oil peaking units (3)	451	450	430
Renewables (4)	83	82	83
Total rated capacity	2,522	2,517	2,660

(1)
Rated capacity is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. We are a summer peaking electric utility, and amounts are based on expected capacity ratings for the following summer. The values were established by tests and may change slightly from year to year.

2016 Form 10-K	5	Wisconsin Public Service Corporation

(2)	The natural gas steam turbine represents the rated capacity associated with Weston Unit 2, which was converted from coal to natural gas in 2015.

(3)
The dual-fueled facilities generally burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local natural gas distribution company that delivers natural gas to the plants.

(4)	Includes hydroelectric and wind generation.

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, as well as estimates for 2017:

	Estimate	Actual
	2017	2016	2015	2014
Company-owned generation units:
Coal	48.3%	35.2%	40.1%	48.8%
Natural gas:
Combined cycle	13.6%	24.3%	23.9%	10.8%
Steam turbine	—%	—%	1.1%	0.3%
Natural gas/oil peaking units	0.3%	1.9%	0.2%	0.5%
Renewables	4.6%	5.1%	4.0%	5.2%
Total company-owned generation units	66.8%	66.5%	69.3%	65.6%
Power purchase contracts:
Renewables	5.9%	5.1%	3.2%	3.6%
Other *	5.6%	7.3%	17.1%	10.6%
Total power purchase contracts	11.5%	12.4%	20.3%	14.2%
Purchased power from MISO	21.7%	21.1%	10.4%	20.2%
Total purchased power	33.2%	33.5%	30.7%	34.4%
Total electric utility supply	100.0%	100.0%	100.0%	100.0%

*	Represents system energy and capacity purchases used to meet customer requirements and certain FERC regulations.

Coal-Fired Generation

Our coal-fired generation consists of four operating plants with a rated capacity of 1,351 MW as of December 31, 2016. For more information about our operating plants, see Item 2. Properties.

Natural Gas-Fired Generation

Our natural gas-fired generation consists of five operating plants, including peaking units, with a rated capacity of 1,088 MW as of December 31, 2016. For more information about our operating plants, see Item 2. Properties.

Oil-Fired Generation

We have natural gas-fired peaking units with a rated capacity of 439 MW, which have the ability to burn oil if natural gas is not available due to delivery constraints. For more information about our operating plants, see Item 2. Properties.

Renewable Generation

In order to comply with renewable energy legislation in Wisconsin and Michigan, we meet a portion of our electric generation supply with various renewable energy resources.

Hydroelectric

Our hydroelectric generating system consists of 17 operating plants with a total installed capacity of 82 MW and a rated capacity of 61 MW as of December 31, 2016. All of our hydroelectric facilities follow FERC guidelines and/or regulations.

2016 Form 10-K	6	Wisconsin Public Service Corporation

Wind

We have two wind sites, consisting of 80 turbines, with an installed capacity of 108 MW and a rated capacity of 22 MW as of December 31, 2016.

Electric System Reliability

The PSCW requires us to maintain a planning reserve margin above our projected annual peak demand forecast to help ensure reliability of electric service to our customers. These planning reserve requirements are consistent with the MISO calculated planning reserve margin. In 2008, the PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten). For short-term planning (planning year one), the PSCW requires Wisconsin utilities to follow the planning reserve margin established by MISO. MISO has a 15.2% reserve margin requirement for the planning year from June 1, 2016, through May 31, 2017. Although MISO's short-term reserve margin changes from year-to-year, fluctuations are typically less than 0.5%. The MPSC does not have minimum guidelines for future supply reserves.

We had adequate capacity through company-owned generation units and power purchase contracts to meet the MISO calculated planning reserve margin during 2016 and expect to have adequate capacity to meet the planning reserve margin requirements during 2017. However, extremely hot weather, unexpected equipment failure or unavailability across the 15-state MISO footprint could require us to call upon load management procedures. Load management procedures allow for the reduction of energy use through agreements with customers to directly shut off their equipment or through interruptible service, where customers agree to reduce their load in the case of an emergency interruption.

Fuel and Purchased Power Costs

Our retail electric rates in Wisconsin are established by the PSCW and include base amounts for fuel and purchased power costs. The electric fuel rules set by the PSCW allow us to defer, for subsequent rate recovery or refund, under or over-collections of actual fuel and purchased power costs that exceed a 2% price variance from the costs included in the rates charged to customers. For more information about the fuel rules, see Item 1. Business – D. Regulation.

Our average fuel and purchased power costs per MWh by fuel type were as follows for the years ended December 31:

	2016	2015	2014
Coal	$24.56	$28.28	$26.34
Natural gas combined cycle	18.23	21.10	38.36
Natural gas/oil peaking units	43.23	160.86	296.83
Purchased power	32.99	42.30	40.05

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

We have a PSCW-approved hedging program that allows us to hedge up to 75% of our potential risks related to fuel surcharge exposure. We also have a program that allows us to hedge up to 75% of our estimated natural gas use for electric generation in order to help manage our natural gas price risk. This hedging program is generally implemented on a 36-month forward-looking basis. The results of these programs are reflected in the average costs of natural gas and purchased power.

Coal Supply

We diversify the coal supply for our electric generating facilities and jointly-owned plants by purchasing coal from several mines in Wyoming, as well as from various other states. For 2017, approximately 64% of our total projected coal requirements of

2016 Form 10-K	7	Wisconsin Public Service Corporation

approximately 4 million tons are contracted under fixed-price contracts. See Note 16, Commitments and Contingencies, for more information on amounts of coal purchases and coal deliveries under contract.

The annual tonnage amounts contracted for the next three years are as follows:

(in thousands)	Annual Tonnage
2017	2,730
2018	1,848
2019	900

Coal Deliveries

All of our 2017 coal requirements are expected to be shipped by unit trains that we own under existing transportation agreements. The unit trains transport the coal for electric generating facilities from mines in Wyoming, Pennsylvania, and Montana. The coal is transported by train to our rail-served electric-generating facilities and to dock storage in Superior, Wisconsin, until needed by our lake vessel-served facilities. Additional small volume agreements may also be used to supplement the normal coal supply for our facilities.

Midcontinent Independent System Operator Costs

In connection with its status as a FERC approved RTO, MISO developed and operates the MISO Energy Markets, which include its bid-based energy markets and ancillary services market. We are a participant in the MISO Energy Markets. For more information on MISO, see Item 1. Business – D. Regulation.

Power Purchase Commitments

We enter into short and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. As of December 31, 2016, our power purchase commitments with unaffiliated parties for the next five years are 165 MW per year.

Other Matters

Seasonality

Our electric utility sales are impacted by seasonal factors and varying weather conditions. We sell more electricity during the summer months because of the residential cooling load. We continue to upgrade our electric distribution system, including substations, transformers, and lines, to meet the demand of our customers. Our generating plants performed as expected during the warmest periods of the summer, and all power purchase commitments under firm contract were received. During this period, we did not require public appeals for conservation, and we did not interrupt or curtail service to non-firm customers who participate in load management programs for capacity reasons. However, we did have service curtailments for economic interruptions. Economic interruptions are declared during times in which the price of electricity in the regional market significantly exceeds the cost of operating the company's peaking generation. During this time, interruptible customers can choose to continue using electricity at a price which exceeds the tariff rate.

Competition

We face competition from various entities and other forms of energy sources available to customers, including self-generation by large industrial customers and alternative energy sources. We compete with other utilities for sales to municipalities and cooperatives as well as with other utilities and marketers for wholesale electric business.

For more information on competition in our service territories, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Industry Restructuring.

Environmental Matters

For information regarding environmental matters, especially as they relate to coal-fired generating facilities, see Note 16, Commitments and Contingencies.

2016 Form 10-K	8	Wisconsin Public Service Corporation

NATURAL GAS UTILITY OPERATIONS

We are authorized to provide retail natural gas distribution service in designated territories in the state of Wisconsin, as established by indeterminate permits and boundary agreements with other utilities. We also transport customer-owned natural gas. Our natural gas utility provides service to customers located in northeastern Wisconsin and provided service to customers in Michigan's Upper Peninsula through December 31, 2016.

Effective January 1, 2017, we transferred our natural gas customers and natural gas distribution assets located in the Upper Peninsula of Michigan to UMERC, a stand-alone utility. UMERC became operational effective January 1, 2017. See Note 19, Regulatory Environment and Note 3, Related Parties, for more information.

Natural Gas Utility Operating Statistics

The following table shows certain natural gas utility operating statistics for the past three years:

	Year Ended December 31
	2016	2015	2014
Operating revenues (in millions)
Residential	$163.2	$182.6	$289.2
Commercial and industrial	80.0	92.3	155.7
Total retail revenues	243.2	274.9	444.9
Transport	17.7	16.7	17.0
Other operating revenues *	(0.4)	3.9	(2.0)
Total	$260.5	$295.5	$459.9

Customers – end of year (in thousands)
Residential	300.5	297.9	295.8
Commercial and industrial	29.7	29.5	29.2
Transport	0.7	0.7	0.7
Total customers	330.9	328.1	325.7

Customers – average (in thousands)	329.3	326.6	323.8

*	Includes amounts (refunded to) collected from customers for purchased gas adjustment costs.

Natural Gas Deliveries

Our gas therm deliveries include customer-owned transported natural gas. Transported natural gas accounted for approximately 51.4% of the total volumes delivered during 2016, 47.8% during 2015, and 43.8% during 2014. Our peak daily send-out during 2016 was 5.5 million therms on January 18, 2016.

Large Natural Gas Customers

We provide natural gas utility service to a diversified base of customers in such industries as paper, food products, education, governmental, and health services.

Natural Gas Sales Forecast

Our service territory experienced growth in weather-normalized retail natural gas deliveries (excluding natural gas deliveries for electric generation) in 2016 due to positive customer growth, an improving economy, and favorable natural gas prices. We currently forecast retail natural gas delivery volumes to grow at a rate between flat and 0.5% over the next 5 years, assuming normal weather. The forecast projects positive customer growth being offset by energy efficiency.

2016 Form 10-K	9	Wisconsin Public Service Corporation

Natural Gas Supply, Pipeline Capacity and Storage

We have been able to meet our contractual obligations with both our suppliers and our customers. For more information on our natural gas utility supply and transportation contracts, see Note 16, Commitments and Contingencies.

Pipeline Capacity and Storage

The interstate pipelines serving Wisconsin originate in major natural gas producing areas of North America: the Oklahoma and Texas basins, western Canada, and the Rocky Mountains. We have contracted for long-term firm capacity from a number of these sources. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of the supply portfolio.

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

In January 2017, WEC Energy Group signed an agreement for the acquisition of a natural gas storage facility in Michigan that would provide some of our storage needs for our natural gas utility operations. We plan to enter into a long-term service agreement to take the allocated storage, subject to PSCW approval and closing of the acquisition. See Note 3, Related Parties, for more information on this transaction.

Term Natural Gas Supply

We have contracts for firm supplies with terms of 3 months with suppliers for natural gas acquired in the Chicago, Illinois market hub and in the producing areas discussed above. The pricing of the term contracts is based upon first of the month indices.

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our natural gas utility's forecasted design peak-day throughput is 6.7 million therms for the 2016 through 2017 heating season.

Secondary Market Transactions

Pipeline and storage capacity and natural gas supplies under contract can be resold in secondary markets. Local distribution companies, like our natural gas operations, must contract for capacity and supply sufficient to meet the firm peak-day demand of their customers. Peak or near peak demand days generally occur only a few times each year. The secondary markets facilitate higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and natural gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to customers, subject to our approved GCRM. During 2016, we participated in the secondary markets. For information on our GCRM, see Note 1(c), Revenues and Customer Receivables.

Spot Market Natural Gas Supply

We expect to continue to make natural gas purchases in the spot market as price and other circumstances dictate. We have supply relationships with a number of sellers from whom we purchase natural gas in the spot market.

2016 Form 10-K	10	Wisconsin Public Service Corporation

Hedging Natural Gas Supply Prices

We have PSCW approval to hedge up to 67% of planned winter demand using a combination of planned withdrawals from storage and NYMEX financial instruments. This approval allows us to pass 100% of the hedging costs (premiums and brokerage fees) and proceeds (gains and losses) to customers through our GCRM. Hedge targets (volumes) are provided annually to the PSCW as part of our three-year natural gas supply plan and risk management filing.

To the extent that opportunities develop and physical supply operating plans are supportive, we also have PSCW approval to utilize NYMEX-based natural gas derivatives to capture favorable forward-market price differentials. That approval provides for 100% of the related proceeds to accrue to our GCRM.

Seasonality

Since the majority of our customers use natural gas for heating, customer use is sensitive to weather and is generally higher during the winter months. Accordingly, we are subject to some variations in earnings and working capital throughout the year as a result of changes in weather.

Our working capital needs are met by cash generated from operations and debt (both long-term and short-term). The seasonality of natural gas revenues causes the timing of cash collections to be concentrated from January through June. A portion of our winter natural gas supply needs is typically purchased and stored from April through November. Also, planned capital spending on our natural gas distribution facilities is concentrated in April through November. Because of these timing differences, the cash flow from customers is typically supplemented with temporary increases in short-term borrowings (from external sources) during the late summer and fall. Short-term debt is typically reduced over the January through June period.

Competition

Competition in varying degrees exists between natural gas and other forms of energy available to consumers. A number of our large commercial and industrial customers are dual-fuel customers that are equipped to switch between natural gas and alternative fuels. We are allowed to offer lower-priced natural gas sales and transportation services to dual-fuel customers. Under natural gas transportation agreements, customers purchase natural gas directly from natural gas marketers and arrange with interstate pipelines and us to have the natural gas transported to their facilities. We earn substantially the same operating income whether we sell and transport natural gas to customers or only transport their natural gas.

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

C. OTHER SEGMENT

At December 31, 2016, our other segment included our non-utility activities as well as equity earnings from our investments in WRPC and WPSI. WPSI is an indirect wholly owned subsidiary of WEC Energy Group that was owned by Integrys and us. WPSI invests in ATC, a for-profit, transmission-only company regulated by the FERC. At December 31, 2016, we had a 10.37% interest in WPSI accounted for under the equity method. Effective January 1, 2017, we transferred our ownership interest in WPSI to another subsidiary of Integrys. See Note 3, Related Parties, for more information.

We own 50% of the stock of WRPC. WRPC owns two hydroelectric plants. Half of the energy output of these plants is sold to us, and half is sold to Wisconsin Power and Light Company, an unaffiliated public utility.

2016 Form 10-K	11	Wisconsin Public Service Corporation

D. REGULATION

In addition to the specific regulations noted below, we were also subject to regulations, where applicable, of the EPA, the WDNR, the Michigan Department of Environmental Quality, the Michigan Department of Natural Resources, and the United States Army Corps of Engineers as of December 31, 2016.

Rates

As of December 31, 2016, our retail electric and natural gas rates were regulated by the PSCW and the MPSC. The FERC regulates our wholesale electric rates. These commissions have general supervisory and regulatory powers over public utilities in their respective jurisdictions. Effective January 1, 2017, we transferred all of our electric and natural gas distribution assets and customers located in the Upper Peninsula of Michigan to UMERC. As a result, we are no longer regulated by the MPSC. See Note 3, Related Parties, for more information on UMERC.

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

Prudently incurred fuel and purchased power costs were recovered dollar-for-dollar from our Michigan retail electric customers and our Wisconsin wholesale electric customers. Our natural gas utility operates under GCRMs as approved by the applicable state regulator. Generally, the GCRMs allow for a dollar-for-dollar recovery of prudently incurred natural gas costs.

For information on how our rates are set, see Note 19, Regulatory Environment. Orders from our respective regulators can be viewed at the following websites:

Regulatory Commission	Website
PSCW	https://psc.wi.gov/
MPSC	http://www.michigan.gov/mpsc/
FERC	http://www.ferc.gov/

The material and information contained on these websites are not intended to be a part of, nor are they incorporated by reference into, this Annual Report on Form 10-K.

The following table compares our utility operating revenues by regulatory jurisdiction for each of the three years ended December 31:

	2016		2015		2014
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Electric
Wisconsin	$1,001.5	84.3%	$975.9	82.1%	$1,001.2	81.8%
Michigan	20.8	1.8%	19.8	1.7%	19.9	1.6%
FERC – Wholesale	165.4	13.9%	192.1	16.2%	202.6	16.6%
Total	1,187.7	100.0%	1,187.8	100.0%	1,223.7	100.0%

Natural Gas
Wisconsin	257.1	98.7%	291.4	98.6%	453.2	98.5%
Michigan	3.4	1.3%	4.1	1.4%	6.7	1.5%
Total	260.5	100.0%	295.5	100.0%	459.9	100.0%

Total utility operating revenues	$1,448.2		$1,483.3		$1,683.6

2016 Form 10-K	12	Wisconsin Public Service Corporation

Electric Transmission, Capacity, and Energy Markets

In connection with its status as a FERC approved RTO, MISO developed bid-based energy markets, which were implemented on April 1, 2005. In January 2009, MISO enhanced the energy market by including an ancillary services market. In the MISO ancillary services market, we buy/sell regulation and contingency reserves from/to the market. The MISO ancillary services market has been able to reduce overall ancillary services costs in the MISO footprint, and has enabled MISO to assume significant balancing area responsibilities such as frequency control and disturbance control.

In MISO, base transmission costs are currently being paid by load-serving entities located in the service territories of each MISO transmission owner. The FERC has previously confirmed the use of the current transmission cost allocation methodology. Certain additional costs for new transmission projects are allocated throughout the MISO footprint.

As part of MISO, a market-based platform was developed for valuing transmission congestion premised upon the LMP system that has been implemented in certain northeastern and mid-Atlantic states. The LMP system includes the ability to hedge transmission congestion costs through ARRs and FTRs. ARRs are allocated to market participants by MISO, and FTRs are purchased through auctions. A new allocation and auction were completed for the period of June 1, 2016, through May 31, 2017. The resulting ARR valuation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

Beginning June 1, 2013, MISO instituted an annual zonal resource adequacy requirement to ensure there is sufficient generation capacity to serve the MISO market. To meet this requirement, capacity resources could be acquired through MISO's annual capacity auction, bilateral contracts for capacity, or provided from generating or demand response resources. Our capacity requirements during 2016 were fulfilled using our own capacity resources.

Other Electric Regulations

We are subject to the Federal Power Act and the corresponding regulations developed by certain federal agencies. The Energy Policy Act amended the Federal Power Act in 2005 to, among other things, make electric utility industry consolidation more feasible, authorize the FERC to review proposed mergers and the acquisition of generation facilities, change the FERC regulatory scheme applicable to qualifying cogeneration facilities, and modify certain other aspects of energy regulations and Federal tax policies applicable to us. Additionally, the Energy Policy Act created an Electric Reliability Organization to be overseen by the FERC, which established mandatory electric reliability standards and has the authority to levy monetary sanctions for failure to comply with these standards.

As of December 31, 2016, we were subject to Act 141 in Wisconsin and Public Acts 295 and 342 in Michigan, which contain certain minimum requirements for renewable energy generation. See Note 16, Commitments and Contingencies, for more information. Due to the transfer of our electric and natural gas distribution assets and customers located in the Upper Peninsula of Michigan to UMERC on January 1, 2017, we are no longer subject to Public Acts 295 and 342 in Michigan.

All of our hydroelectric facilities follow FERC guidelines and/or regulations.

Other Natural Gas Regulations

Almost all of the natural gas we distribute is transported to our distribution systems by interstate pipelines. The pipelines' transportation and storage services are regulated by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978. In addition, the Pipeline and Hazardous Materials Safety Administration and the state commissions are responsible for monitoring and enforcing requirements governing our natural gas safety compliance programs for our pipelines under United States Department of Transportation regulations. These regulations include 49 Code of Federal Regulations (CFR) Part 191 (Transportation of Natural and Other Gas by Pipeline; Annual Reports, Incident Reports, and Safety-Related Condition Reports), 49 CFR Part 192 (Transportation of Natural and Other Gas by Pipeline: Minimum Federal Safety Standards), and 49 CFR Part 195 (Transportation of Hazardous Liquids by Pipeline).

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

2016 Form 10-K	13	Wisconsin Public Service Corporation

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

Anticipated expenditures for environmental compliance and remediation issues for the next three years are included in the estimated capital expenditures described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Requirements. For a discussion of matters related to manufactured gas plant sites and air and water quality, see Note 16, Commitments and Contingencies.

F. EMPLOYEES

As of December 31, 2016, we had 1,224 employees, of which 1,169 were full-time. Local 420 of International Union of Operating Engineers, AFL-CIO represented 863 of our employees. The current Local 420 collective bargaining agreement expires on April 16, 2021.

2016 Form 10-K	14	Wisconsin Public Service Corporation

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

We are subject to significant state, local, and federal governmental regulation, including regulation by the PSCW, MPSC, and the FERC. This regulation significantly influences our operating environment and may affect our ability to recover costs from utility customers. Many aspects of our operations are regulated, including, but not limited to: the rates we charge our retail electric and natural gas customers; wholesale power service practices; electric reliability requirements and accounting; participation in the interstate natural gas pipeline capacity market; standards of service; issuance of securities; short-term debt obligations; construction and operation of facilities; transactions with affiliates; and billing practices. Our significant level of regulation imposes restrictions on our operations and causes us to incur substantial compliance costs. Failure to comply with any applicable rules or regulations may lead to customer refunds, penalties, and other payments, which could materially and adversely affect our results of operations and financial condition.

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

The EPA adopted and implemented (or is in the process of implementing) regulations governing the emission of NOx, SO2, fine particulate matter, mercury, and other air pollutants under the CAA through the NAAQS, the MATS rule, the Clean Power Plan, the CSAPR, and other air quality regulations. In addition, the EPA finalized regulations under the Clean Water Act that govern cooling

2016 Form 10-K	15	Wisconsin Public Service Corporation

water intake structures at our power plants and revised the effluent guidelines for steam electric generating plants. The EPA has also adopted a final rule that would expand traditional federal jurisdiction over navigable waters and related wetlands for permitting and other regulatory matters; however, this rule has been stayed. We continue to assess the potential cost of complying, and to explore different alternatives in order to comply, with these and other environmental regulations. In addition, as a result of the new Federal Executive Administration taking office in January 2017 and other factors, there is uncertainty as to what capital expenditures or additional costs may ultimately be required to comply with existing and future environmental laws and regulations.

Existing environmental laws and regulations may be revised or new laws or regulations may be adopted at the federal or state level that could result in significant additional expenditures for our generation units or distribution systems, including, without limitation, costs to further limit GHG emissions from our operations; operating restrictions on our facilities; and increased compliance costs. In addition, the operation of emission control equipment and compliance with rules regulating our intake and discharge of water could increase our operating costs and reduce the generating capacity of our power plants. Any such regulation may also create substantial additional costs in the form of taxes or emission allowances and could affect the availability and/or cost of fossil fuels.

As a result, certain of our coal-fired electric generating facilities may become uneconomical to maintain and operate, which could result in some of these units being retired early or converted to an alternative type of fuel. For example, we expect to retire the remaining Pulliam coal-fired units in the next several years. If generation facility owners in the Midwest, including us, retire a significant number of older coal-fired generation facilities, a potential reduction in the region's capacity reserve margin below acceptable risk levels may result. This could impair the reliability of the grid in the Midwest, particularly during peak demand periods. A reduction in available future capacity could also adversely affect our ability to serve our customers' needs.

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

Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental laws and regulations, has increased generally throughout the United States. In particular, personal injury, property damage, and other claims for damages alleged to have been caused by environmental impacts and alleged exposure to hazardous materials have become more frequent. In addition to claims relating to our current facilities, we may also be subject to potential liability in connection with the environmental condition of facilities that we previously owned and operated, regardless of whether the liabilities arose before, during, or after the time we owned or operated these facilities. If we fail to comply with environmental laws and regulations or cause (or caused) harm to the environment or persons, that failure or harm may result in the assessment of civil penalties and damages against us. The incurrence of a material environmental liability or a material judgment in any action for personal injury or property damage related to environmental matters could have a significant adverse effect on our results of operations and financial condition.

We may face significant costs to comply with the regulation of greenhouse gas emissions.

Federal, state, regional, and international authorities have undertaken efforts to limit GHG emissions. In 2015, the EPA issued the Clean Power Plan, which is a final rule that regulates GHG emissions from existing generating units, as well as a proposed federal plan as an alternative to state compliance plans. The EPA also issued final performance standards for modified and reconstructed generating units, as well as for new fossil-fueled power plants. With the January 2017 change in the Federal Executive Administration, the legal and regulatory future of federal GHG regulations, including the Clean Power Plan, faces increased uncertainty. We are continuing to analyze the GHG emission profile of our electric generation resources and to work with other stakeholders to determine the potential impacts to our operations by the implementation of the Clean Power Plan, any successor rule, and federal GHG regulations in general. In October 2015, numerous states (including Wisconsin), trade associations, and private

2016 Form 10-K	16	Wisconsin Public Service Corporation

parties filed lawsuits challenging the Clean Power Plan, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. The D.C. Circuit Court of Appeals denied the stay request, but in February 2016, the Supreme Court stayed the effectiveness of the Clean Power Plan rules until disposition of the litigation in the D.C. Circuit Court of Appeals and to the extent that further appellate review is sought, at the Supreme Court. In addition, in February 2016, the Governor of Wisconsin issued Executive Order 186, which prohibits state agencies, departments, boards, commissions, or other state entities from developing or promoting the development of a state plan. The Clean Power Plan or its successor is not expected to result in significant additional compliance costs, including capital expenditures, but may impact how we operate our existing fossil-fueled power plants.

There is no guarantee that we will be allowed to fully recover costs incurred to comply with the Clean Power Plan or other federal regulations, or that cost recovery will not be delayed or otherwise conditioned. The Clean Power Plan and any other related regulations that may be adopted in the future, at either the federal or state level, may cause our environmental compliance spending to differ materially from the amounts currently estimated. These regulations, as well as changes in the fuel markets and advances in technology, could make some of our electric generating units uneconomic to maintain or operate, and could affect unit retirement and replacement decisions. These regulations could also adversely affect our future results of operations, cash flows, and financial condition.

In addition, our natural gas delivery systems may generate fugitive gas as a result of normal operations and as a result of excavation, construction, and repair. Fugitive gas typically vents to the atmosphere and consists primarily of methane. CO2 is also a byproduct of natural gas consumption. As a result, future regulation of GHG emissions could increase the price of natural gas, restrict the use of natural gas, and adversely affect our ability to operate our natural gas facilities. A significant increase in the price of natural gas may increase rates for our natural gas customers, which could reduce natural gas demand.

We may be negatively impacted by changes in federal income tax policy.

We are impacted by United States federal income tax policy. Both the new Federal Executive Administration and the Republicans in the House of Representatives have made public statements in support of comprehensive tax reform, including significant changes to corporate income tax laws. These proposed changes include, among other things, a reduction in the corporate income tax rate, the immediate deductibility of 100% of capital expenditures, and the elimination of the interest expense deduction. We are currently unable to predict whether these reform discussions will result in any significant changes to existing tax laws, or if any such changes would have a cumulative positive or negative impact on us. However, it is possible that changes in the United States federal income tax laws could have an adverse effect on our results of operations, financial condition, and liquidity. For example, the immediate deductibility of capital expenditures could have the effect of reducing growth in our regulated rate base, which could negatively impact our results of operations.

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

Our financial performance depends on the successful operation of our electric generation and natural gas and electric distribution facilities. The operation of these facilities involves many risks, including operator error and the breakdown or failure of equipment or processes. Potential breakdown or failure may occur due to severe weather; catastrophic events (i.e., fires, earthquakes, explosions, tornadoes, floods, droughts, pandemic health events, etc.); significant changes in water levels in waterways; fuel supply or transportation disruptions; accidents; employee labor disputes; construction delays or cost overruns; shortages of or delays in obtaining equipment, material, and/or labor; performance below expected levels; operating limitations that may be imposed by environmental or other regulatory requirements; terrorist attacks; or cyber security intrusions. Any of these events could lead to substantial financial losses.

2016 Form 10-K	17	Wisconsin Public Service Corporation

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

•
Our customers' continued focus on energy conservation and ability to meet their own energy needs. Our customers' use of electricity has decreased as a result of individual conservation efforts, including the use of more energy efficient technologies. These conservation efforts could continue. Customers could also voluntarily reduce their consumption of energy in response to decreases in their disposable income and increases in energy prices. Conservation of energy can be influenced by certain federal and state programs that are intended to influence how consumers use energy. In addition, several states, including Wisconsin, have adopted energy efficiency targets to reduce energy consumption by certain dates.

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

Our business requires substantial capital expenditures for investments in, among other things, capital improvements to our electric generating facilities, electric and natural gas distribution infrastructure, and other projects, including projects for environmental compliance.

Achieving the intended benefits of any large construction project is subject to many uncertainties, some of which we will have limited or no control over, that could adversely affect project costs and completion time. These risks include, but are not limited to, the ability to adhere to established budgets and time frames; the availability of labor or materials at estimated costs; the ability of contractors to perform under their contracts; strikes; adverse weather conditions; potential legal challenges; changes in applicable laws or regulations; other governmental actions; continued public and policymaker support for such projects; and events in the global economy. In addition, certain of these projects require the approval of our regulators. If construction of commission-approved projects should materially and adversely deviate from the schedules, estimates, and projections on which the approval was based, our regulators may deem the additional capital costs as imprudent and disallow recovery of them through rates.

To the extent that delays occur, costs become unrecoverable, or we otherwise become unable to effectively manage and complete our capital projects, our results of operations, cash flows, and financial condition may be adversely affected.

2016 Form 10-K	18	Wisconsin Public Service Corporation

Advances in technology could make our electric generating facilities less competitive.

Research and development activities are ongoing for new technologies that produce power or reduce power consumption. These technologies include renewable energy, customer-oriented generation, energy storage, and energy efficiency. We generate power at central station power plants to achieve economies of scale and produce power at a competitive cost. There are distributed generation technologies that produce power, including fuel cells, microturbines, wind turbines, and solar cells, which have become more cost competitive. It is possible that legislation or regulations could be adopted supporting the use of these technologies. There is also a risk that advances in technology will continue to reduce the costs of these alternative methods of producing power to a level that is competitive with that of central station power production. If these technologies become cost competitive and achieve economies of scale, our market share could be eroded, and the value of our generating facilities could be reduced. Advances in technology could also change the channels through which our electric customers purchase or use power, which could reduce our sales and revenues or increase our expenses.

Our operations are subject to risks beyond our control, including but not limited to, cyber security intrusions, terrorist attacks, acts of war, or unauthorized access to personally identifiable information.

We face the risk of terrorist attacks and cyber intrusions, both threatened and actual, against our generation facilities, electric and natural gas distribution infrastructure, our information and technology systems, and network infrastructure, including that of third parties on which we rely, any of which could result in a full or partial disruption of our ability to generate, transmit, purchase, or distribute electricity or natural gas or cause environmental repercussions. Any operational disruption or environmental repercussions could result in a significant decrease in our revenues or significant reconstruction or remediation costs, which could materially and adversely affect our results of operations, financial condition, and cash flows.

We operate in an industry that requires the use of sophisticated information technology systems and network infrastructure, which control an interconnected system of generation, distribution, and transmission systems shared with third parties. A successful physical or cyber security intrusion may occur despite our security measures or those that we require our vendors to take, which include compliance with reliability standards and critical infrastructure protection standards. Successful cyber security intrusions, including those targeting the electronic control systems used at our generating facilities and electric and natural gas transmission and distribution systems, could disrupt our operations and result in loss of service to customers. These intrusions may cause unplanned outages at our power plants, which may reduce our revenues or cause us to incur significant costs if we are required to operate our higher cost electric generators or purchase replacement power to satisfy our obligations, and could result in additional maintenance expenses. The risk of such intrusions may also increase our capital and operating costs as a result of having to implement increased security measures for protection of our information technology and infrastructure.

We face on-going threats to our assets and technology systems. Despite the implementation of strong security measures, all assets and systems are potentially vulnerable to disability, failures, or unauthorized access due to human error or physical or cyber security intrusions. If our assets or systems were to fail, be physically damaged, or be breached and were not recovered in a timely manner, we may be unable to perform critical business functions, and sensitive and other data could be compromised.

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

Transporting and distributing natural gas involves numerous risks that may result in accidents and other operating risks and costs.

Inherent in natural gas distribution activities are a variety of hazards and operational risks, such as leaks, accidental explosions, including third party damages, and mechanical problems, which could materially and adversely affect our results of operations, financial condition, and cash flows. In addition, these risks could result in serious injury to employees and non-employees, loss of

2016 Form 10-K	19	Wisconsin Public Service Corporation

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

The Merger Agreement was entered into with the expectation that the merger would result in various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether the businesses of WEC Energy Group, including us, can continue to be integrated in an efficient, effective, and timely manner.

It is possible that the remaining integration efforts could take longer and be more costly than anticipated, and could result in the loss of valuable employees; the disruption of ongoing businesses, processes, and systems; or inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements, any of which could adversely affect WEC Energy Group's ability to achieve the anticipated benefits of the transaction as and when expected. Failure to achieve the anticipated benefits of the merger could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results, and prospects.

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

2016 Form 10-K	20	Wisconsin Public Service Corporation

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

Our access to the credit and capital markets could be limited, or our cost of capital significantly increased, due to any of the following risks and uncertainties:

•	A rating downgrade;

•	An economic downturn or uncertainty;

•	Prevailing market conditions and rules;

•	Concerns over foreign economic conditions;

•	Changes in tax policy;

•	War or the threat of war; and

•	The overall health and view of the utility and financial institution industries.

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

Our operating and liquidity requirements are impacted by changes in the forward and current market prices of natural gas, coal, electricity, renewable energy credits, and ancillary services.

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

For Wisconsin retail electric customers, we bear the risk for the recovery of fuel and purchased power costs within a symmetrical 2% fuel tolerance band compared to the forecast of fuel and purchased power costs established in our rate structure. Our natural gas operations receive dollar-for-dollar recovery of prudently incurred natural gas costs.

Changes in commodity prices could result in:

•	Higher working capital requirements, particularly related to natural gas inventory, accounts receivable, and cash collateral postings;

•	Reduced profitability to the extent that lower revenues, increased bad debt, and interest expense are not recovered through rates;

•	Higher rates charged to our customers, which could impact our competitive position;

2016 Form 10-K	21	Wisconsin Public Service Corporation

•	Reduced demand for energy, which could impact revenues and operating expenses; and

•	Shutting down of generation facilities if the cost of generation exceeds the market price for electricity.

We may not be able to obtain an adequate supply of coal, which could limit our ability to operate our coal-fired facilities and engage in opportunity sales.

We are dependent on coal for much of our electric generating capacity. Although we generally carry sufficient coal inventory at our generating facilities to protect against an interruption or decline in supply, there can be no assurance that the inventory levels will be adequate. While we have coal supply and transportation contracts in place, we cannot assure that the counterparties to these agreements will be able to fulfill their obligations to supply coal to us or that we will be able to take delivery of all the coal volume contracted for. The suppliers under these agreements may experience financial or operational problems that inhibit their ability to fulfill their obligations to us, or we may experience operational problems or constraints that prevent us from taking delivery. In addition, suppliers under these agreements may not be required to supply coal to us under certain circumstances, such as in the event of a natural disaster. Furthermore, demand for coal can impact its availability and cost. If we are unable to obtain our coal requirements under our coal supply and transportation contracts, we may be required to purchase coal at higher prices or we may be forced to reduce generation at our coal-fired units and replace this lost generation through additional power purchases in the MISO Energy Markets. There is no guarantee that we would be able to fully recover any increased costs in rates or that recovery would not otherwise be delayed, either of which could adversely affect our cash flows.

Our electric generation frequently exceeds our customer load. When this occurs, we generally sell the excess generation into the MISO Energy Markets. If we do not have an adequate supply of coal for our coal-fired units or are unable to run our lower cost units, we may lose the ability to engage in these opportunity sales, which may adversely affect our results of operations.

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

Restructuring in the regulated energy industry and competition in the retail and wholesale markets could have a negative impact on our business and revenues.

The regulated energy industry continues to experience significant structural changes. Increased competition in the retail and wholesale markets, which may result from restructuring efforts, could have a significant adverse financial impact on us.

The FERC continues to support the existing RTOs that affect the structure of the wholesale market within these RTOs. In connection with its status as a FERC approved RTO, MISO implemented bid-based energy markets that are part of the MISO Energy Markets. The MISO Energy Markets rules require that all market participants submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO then calculates the most efficient solution for all of the bids and offers made into the market that day and establishes an LMP that reflects the market price for energy. As a participant in the MISO Energy Markets, we are required to follow MISO's instructions when dispatching generating units to support MISO's responsibility for maintaining stability of the transmission system. MISO also implemented an ancillary services market for operating reserves that schedules energy and ancillary services at the same time as part of the energy market, allowing for more efficient use of generation assets in the MISO market. These market designs continue to have the potential to increase the costs of transmission, the costs associated with inefficient generation dispatching, the costs of participation in the MISO Energy Markets, and the costs associated with estimated payment settlements.

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

2016 Form 10-K	22	Wisconsin Public Service Corporation

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

Our cost of providing these plans is dependent upon a number of factors, including actual plan experience, changes made to the plans, and assumptions concerning the future. Types of assumptions include earnings on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation, estimated withdrawals by retirees, and our required or voluntary contributions to the plans. Plan assets are subject to market fluctuations and may yield returns that fall below projected return rates. In addition, medical costs for both active and retired employees may increase at a rate that is significantly higher than we currently anticipate. Our funding requirements could be impacted by a decline in the market value of plan assets, changes in interest rates, changes in demographics, including the number of retirements, or changes in life expectancy assumptions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

2016 Form 10-K	23	Wisconsin Public Service Corporation

ITEM 2. PROPERTIES

We own our principal properties outright, except that the major portion of our electric utility distribution lines and natural gas utility distribution mains and services are located, for the most part, on or under streets and highways and on land owned by others and are generally subject to granted easements, consents, or permits.

Electric Facilities

The following table summarizes information on our electric generation facilities, including owned and jointly owned facilities, as of December 31, 2016:

Name	Location	Fuel	Number of Generating Units	Rated Capacity MW (1)
Coal-fired plants
Columbia	Portage, WI	Coal	2	334	(2)
Edgewater	Sheboygan, WI	Coal	1	98	(2)
Pulliam	Green Bay, WI	Coal	2	211
Weston	Rothschild, WI	Coal	2	708	(2)
Total coal-fired plants			7	1,351
Natural gas-fired plants
De Pere Energy Center	De Pere, WI	Natural Gas/Oil	1	170
Fox Energy Center	Wrightstown, WI	Natural Gas	3	557
Pulliam	Green Bay, WI	Natural Gas/Oil	1	81
West Marinette	Marinette, WI	Natural Gas/Oil	3	149
Weston	Rothschild, WI	Natural Gas/Oil	3	131
Total natural gas-fired plants			11	1,088
Renewables
Hydro Plants (17 in number)	WI and MI	Hydro	51	61	(3)
Crane Creek	Howard County, IA	Wind	66	21
Lincoln	Kewaunee County, WI	Wind	14	1
Total renewables			131	83
Total system			149	2,522

(1)
Based on expected capacity ratings for summer 2017, which can differ from nameplate capacity, especially on wind projects. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand.

(2)	We jointly own these facilities with various other utilities. The capacity indicated for each of these units is equal to our portion of total plant capacity based on our percent of ownership.

•
Wisconsin Power and Light Company operates the Columbia and Edgewater units. We hold a 31.8% ownership interest in these facilities. See Note 7, Jointly Owned Utility Facilities, for more information on an impending decrease in our ownership interest in the Columbia unit.

•	We operate the Weston 4 facility and hold a 70% ownership interest in this facility. Dairyland Power Cooperative holds the remaining 30%.

(3)
WRPC owns and operates the Castle Rock and Petenwell units. We hold a 50% ownership interest in WRPC and are entitled to 50% of the total capacity at Castle Rock and Petenwell. Our share of capacity for Castle Rock is 8.6 MWs and our share of capacity for Petenwell is 10.2 MWs.

As of December 31, 2016, we operated approximately 15,800 miles of overhead distribution lines and 6,400 miles of underground distribution cable, located in Michigan and Wisconsin, as well as approximately 125 electric distribution substations and 191,100 line transformers.

2016 Form 10-K	24	Wisconsin Public Service Corporation

Natural Gas Facilities

At December 31, 2016, our natural gas properties were located in northeastern Wisconsin and an adjacent portion of Michigan's Upper Peninsula and consisted of the following:

•	Approximately 8,200 miles of natural gas distribution mains,

•	Approximately 250 miles of natural gas transmission mains,

•	Approximately 308,000 natural gas lateral services, and

•	85 natural gas distribution and transmission gate stations.

General

Effective January 1, 2017, we transferred our natural gas distribution mains and electric distribution lines located in Michigan to UMERC, a new stand-alone utility in the Upper Peninsula of Michigan owned by WEC Energy Group. See Note 3, Related Parties, and Note 19, Regulatory Environment, for more information about the new utility.

ITEM 3. LEGAL PROCEEDINGS

The following should be read in conjunction with Note 16, Commitments and Contingencies, and Note 19, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed below, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material effect on our financial statements.

Environmental Matters

Sheboygan River Matter

We were contacted by the United States Department of Justice in March 2016 to commence discussions with the federal natural resource trustees to resolve our alleged liability for natural resources damages (NRD) in the Sheboygan River related to the former Camp Marina manufactured gas plant site. We were originally notified about this claim in September 2012, but the WDNR chose not to be a party to the NRD claim negotiation in February 2014. However, the National Oceanic and Atmospheric Administration has co-equal trusteeship with the WDNR over the impacted Sheboygan River natural resources and is now pursuing the NRD claim. Substantial remediation of the uplands at the legacy Sheboygan Camp Marina manufactured gas plant site has already occurred. We received a proposed settlement offer in December 2016 from the Department of Justice, and the terms of the settlement offer, if accepted, will not have a material impact on our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

2016 Form 10-K	25	Wisconsin Public Service Corporation

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
EQUITY SECURITIES

Dividends

Dividends declared on our common stock during the two most recent fiscal years are set forth below. Dividends were paid entirely in cash to our sole common stockholder, Integrys. Integrys is a wholly-owned subsidiary of WEC Energy Group. There is no established public trading market for our common stock.

Quarter
(in millions)	2016	2015
First	$29.6	$28.8
Second	29.7	28.8
Third	29.6	28.7
Fourth	29.6	28.8
Total	$118.5	$115.1

Subject to any regulatory restriction or other limitations on the payment of dividends, future dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, our earnings, financial condition, and other requirements.

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Integrys in the form of cash dividends, loans or advances. Under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to Integrys. See Note 10, Common Equity, for more information regarding restrictions on our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I(2)a.

2016 Form 10-K	26	Wisconsin Public Service Corporation

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

Introduction

We are an electric and natural gas utility and an indirect wholly owned subsidiary of WEC Energy Group. We derive revenues primarily from the distribution and sale of electricity and natural gas to retail customers. We also provide wholesale electric service to numerous utilities and cooperatives for resale. We conduct our business primarily through our utility reportable segment. See Note 21, Segment Information, for more information on our reportable business segments.

Effective January 1, 2017, our customers and electric and natural gas distribution assets located in the Upper Peninsula of Michigan were transferred to UMERC, a new stand-alone utility. See Note 3, Related Parties, for more information.

Effective January 1, 2017, we transferred our 10.37% ownership interest in WPSI, which holds an approximate 34% interest in ATC, to another subsidiary of Integrys. See Note 3, Related Parties, for more information.

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

WEC Energy Group continues to focus on integrating and improving business processes and IT infrastructure across all of its companies. We expect these integration efforts to continue to drive operational efficiency.

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

2016 Form 10-K	27	Wisconsin Public Service Corporation

One example of how we have begun obtaining feedback from our customers is through "We Care" calls, where our employees contact customers after a completed service call. Customer satisfaction is a priority, and making "We Care" calls is one of the main methods we will use to gauge our performance in order to improve customer satisfaction.

RESULTS OF OPERATIONS

Consolidated Earnings

Our consolidated earnings for the years ended December 31, 2016, 2015, and 2014 were $155.7 million, $122.5 million, and $137.6 million, respectively. See below for information on the year-over-year changes in consolidated earnings.

Non-GAAP Financial Measures

The discussion below addresses the operating income contribution of our utility segment and includes financial information prepared in accordance with GAAP, as well as electric margins and natural gas margins, which are not measures of financial performance under GAAP. Electric margin (electric revenues less fuel and purchased power costs) and natural gas margin (natural gas revenues less cost of natural gas sold) are non-GAAP financial measures because they exclude other operation and maintenance expense, depreciation and amortization, and property and revenue taxes.

We believe that electric and natural gas margins provide a more meaningful basis for evaluating utility operations than operating revenues since the majority of prudently incurred fuel and purchased power costs, as well as prudently incurred natural gas costs, are passed through to customers in current rates. As a result, management uses electric and natural gas margins internally when assessing the operating performance of our utility segment as these measures exclude the majority of revenue fluctuations caused by changes in these expenses. Similarly, the presentation of electric and natural gas margins herein is intended to provide supplemental information for investors regarding our operating performance.

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the years ended December 31, 2016, 2015, and 2014 was $264.4 million, $228.0 million, and $257.2 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

Utility Segment Contribution to Operating Income

	Year Ended December 31
(in millions)	2016	2015	2014
Electric revenues	$1,187.7	$1,187.8	$1,223.7
Fuel and purchased power costs	388.5	429.3	457.5
Total electric margins	799.2	758.5	766.2

Natural gas revenues	260.5	295.5	459.9
Cost of natural gas sold	139.1	170.5	314.5
Total natural gas margins	121.4	125.0	145.4

Total electric and natural gas margins	920.6	883.5	911.6

Other operation and maintenance	492.5	493.9	499.3
Depreciation and amortization	124.0	120.7	116.7
Property and revenue taxes	39.7	40.9	38.4
Operating income	$264.4	$228.0	$257.2

2016 Form 10-K	28	Wisconsin Public Service Corporation

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2016	2015	2014
Operation and maintenance not included in line items below	$309.0	$321.6	$326.0
Transmission (1)	149.4	136.1	127.0
Regulatory amortizations and other pass through expenses (2)	34.1	36.2	46.3
Total other operation and maintenance	$492.5	$493.9	$499.3

(1)
Effective January 1, 2015, the PSCW approved escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During 2016 and 2015, $150.7 million and $136.7 million, respectively, of costs were billed to us by transmission providers. We did not have escrow accounting in 2014; therefore, the $127.0 million represents both the expense and the amount billed to us by transmission providers.

(2)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on delivered volumes by customer class and weather statistics:

	Year Ended December 31
	MWh (in thousands)
Electric Sales Volumes	2016	2015	2014
Customer class
Residential	2,862.3	2,780.2	2,862.3
Small commercial and industrial *	4,052.0	3,984.0	3,941.6
Large commercial and industrial *	4,201.1	4,080.7	4,006.2
Other	28.7	28.8	28.9
Total retail	11,144.1	10,873.7	10,839.0
Wholesale	2,570.4	2,618.7	2,733.4
Resale	479.5	925.5	590.6
Total sales in MWh	14,194.0	14,417.9	14,163.0

*	Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Year Ended December 31
	Therms (in millions)
Natural Gas Sales Volumes	2016	2015	2014
Customer class
Residential	236.6	240.6	284.7
Commercial and industrial	158.6	158.0	186.5
Total retail	395.2	398.6	471.2
Transport	417.6	364.8	367.4
Total sales in therms	812.8	763.4	838.6

	Year Ended December 31
	Degree Days
Weather *	2016	2015	2014
Heating (7,498 normal)	6,715	7,001	8,564
Cooling (488 normal)	572	494	333

*	Normal heating and cooling degree days are based on a 20-year moving average of monthly temperatures from Green Bay, Wisconsin.

2016 Form 10-K	29	Wisconsin Public Service Corporation

2016 Compared with 2015

Electric Utility Margins

Electric utility margins increased $40.7 million during 2016, compared with 2015. The significant factors impacting the higher margins were:

•	A $26.4 million increase as a result of our PSCW rate order, effective January 1, 2016. See Note 19, Regulatory Environment, for more information.

•	A $14.5 million increase related to higher retail sales volumes, primarily driven by warmer summer weather and higher weather-normalized use per customer.

Natural Gas Utility Margins

Natural gas utility margins decreased $3.6 million during 2016, compared with 2015. The lower margins were driven by a $5.1 million decrease as a result of our PSCW rate order, effective January 1, 2016. See Note 19, Regulatory Environment, for more information.

Operating Income

Operating income at the utility segment increased $36.4 million during 2016, compared with 2015. The increase was driven by the $37.1 million net increase in margins discussed above, partially offset by $0.7 million of higher operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes).

The significant factors impacting the $0.7 million increase in operating expenses were:

•	A $32.8 million increase in expenses related to various regulatory matters.

•	A $13.3 million increase in electric transmission expenses.

These increases in operating expenses were partially offset by:

•	An $18.4 million decrease in maintenance expense, primarily driven by a planned major outage at Weston 4 in 2015 and lower general repairs and maintenance costs at our generation plants.

•	An $11.8 million decrease in electric and natural gas distribution costs.

•	A $5.6 million decrease in benefit costs, driven by lower incentive and stock-based compensation expense.

•	A $4.4 million decrease in severance expense related to the WEC Merger. See Note 2, Merger, for more information.

•	A $3.8 million decrease in customer assistance expense, driven by lower expenses related to energy efficiency programs.

2015 Compared with 2014

Electric Utility Margins

Electric utility margins decreased $7.7 million during 2015, compared with 2014. The significant factors impacting the lower margins were:

•	A $9.8 million decrease as a result of the PSCW rate order, effective January 1, 2015. See Note 19, Regulatory Environment, for more information.

•
A $5.6 million net decrease related to retail sales volume variances. Margins from residential customers decreased, primarily due to warmer weather during the 2015 heating season and lower weather-normalized use per customer.

2016 Form 10-K	30	Wisconsin Public Service Corporation

•
A $3.4 million decrease in wholesale margins driven by lower sales volumes in 2015. Certain wholesale customers have provisions in their contracts which allow them to reduce the amount of energy we provide to them.

These decreases were partially offset by a $9.9 million year-over-year positive impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our electric margins are impacted by under or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

Natural Gas Utility Margins

Natural gas utility margins decreased $20.4 million during 2015, compared with 2014. The significant factors impacting the lower margins were:

•	A $13.9 million decrease related to sales volume variances, primarily due to warmer weather in 2015.

•	A $6.5 million decrease related to the PSCW rate order, effective January 1, 2015. See Note 19, Regulatory Environment, for more information.

Operating Income

Operating income at the utility segment decreased $29.2 million during 2015, compared with 2014. The decrease was driven by the $28.1 million net decrease in margins discussed above, and $1.1 million of higher operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes). The significant factors impacting the higher operating expenses were:

•	A $9.1 million increase in electric transmission expenses.

•	A $6.3 million increase in employee benefit costs driven by an increase in pension expense primarily due to lower discount rates in 2015.

•	Severance expense of $4.6 million was recorded in 2015 related to the WEC Merger. See Note 2, Merger, for more information.

•	A $4.0 million increase in depreciation and amortization expense, primarily due to the installation of scrubbers at the Columbia plant in April and July of 2014.

These increases in operating expenses were partially offset by:

•
A $12.9 million decrease in maintenance expense, primarily due to planned major outages at Pulliam Unit 8 and Weston Unit 3 in 2014. Planned outages at our jointly-owned facilities were also less significant in 2015.

•	A $10.1 million decrease in regulatory amortizations and other pass through expenses.

Other Segment Contribution to Operating Income

	Year Ended December 31
(in millions)	2016	2015	2014
Operating (loss) income	$(0.9)	$0.1	$0.4

2016 Compared with 2015

Operating income for the other segment decreased by $1.0 million when compared to 2015. This loss was driven primarily by an increase in expenses in 2016 related to a focus on projects that were beneficial to customers and the communities within our service territory.

2016 Form 10-K	31	Wisconsin Public Service Corporation

Consolidated Other Income, Net

	Year Ended December 31
(in millions)	2016	2015	2014
AFUDC – Equity	$19.5	$15.1	$11.0
Earnings from equity method investments	9.5	8.5	10.3
Other, net	1.8	2.0	3.9
Other income, net	$30.8	$25.6	$25.2

2016 Compared with 2015

Other income, net increased by $5.2 million when compared to 2015. This increase was primarily due to higher AFUDC as a result of the construction of the ReACTTM emission control technology at the Weston 3 plant.

2015 Compared with 2014

Other income, net increased by $0.4 million when compared to 2014. This increase was primarily due to higher AFUDC as a result of the construction of the ReACTTM emission control technology at the Weston 3 plant, partially offset by environmental compliance projects at the Columbia plant completed in 2014. Also offsetting the increase was a reduction in earnings from ATC related to an ROE complaint that was filed with the FERC in 2013. In December 2015, an administrative law judge (ALJ) issued an initial decision on the complaint recommending a lower authorized ROE for ATC, that was later affirmed by a FERC order in 2016. Based on the ALJ's initial decision, ATC reduced its earnings, which resulted in us recognizing lower earnings from our investment in ATC.

Consolidated Interest Expense

	Year Ended December 31
(in millions)	2016	2015	2014
Interest expense	$48.1	$53.5	$57.4

2016 Compared with 2015

Interest expense decreased by $5.4 million when compared to 2015, primarily due to a lower average interest rate on outstanding long-term debt, and an increase in AFUDC – Debt. AFUDC – Debt was higher largely due to the construction of the ReACTTM emission control technology at Weston Unit 3.

2015 Compared with 2014

Interest expense decreased by $3.9 million when compared to 2014, primarily due to a lower average outstanding intercompany long-term debt balance, and an increase in AFUDC – Debt. AFUDC – Debt was higher largely due to the construction on the ReACTTM emission control technology at Weston Unit 3 plant, partially offset by environmental compliance projects at the Columbia plant completed earlier in 2014.

Consolidated Income Tax Expense

	Year Ended December 31
	2016	2015	2014
Effective tax rate	36.8%	37.5%	37.6%

2016 Compared with 2015

Our effective tax rate was 36.8% in 2016 compared to 37.5% in 2015.  This decrease in our effective tax rate was primarily related to the tax benefits associated with AFUDC-Equity. See Note 14, Income Taxes, for more information. We expect our 2017 annual effective tax rate to be between 39.0% and 40.0%.

2016 Form 10-K	32	Wisconsin Public Service Corporation

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows for the years ended December 31:

(in millions)	2016	2015	2014	Change in 2016 Over 2015	Change in 2015 Over 2014
Cash provided by (used in):
Operating activities	$389.0	$304.7	$263.5	$84.3	$41.2
Investing activities	(340.8)	(373.3)	(321.1)	32.5	(52.2)
Financing activities	(51.2)	69.3	57.3	(120.5)	12.0

Operating Activities

2016 Compared with 2015

Net cash provided by operating activities increased $84.3 million during 2016, driven by:

•
A $118.8 million increase in cash resulting from lower payments for natural gas and fuel and purchased power, due to lower commodity prices and warmer weather during the 2016 heating season. The average per-unit cost of natural gas sold decreased 18.0% in 2016.

•
A $54.4 million net increase in cash related to $39.9 million of cash received for income taxes during 2016, compared with $14.5 million of cash paid for income taxes during 2015, primarily the result of the extension of bonus depreciation in December 2015.

•	A $24.5 million increase in cash driven by lower payments for maintenance and natural gas distribution costs during 2016.

•	A $17.5 million increase in cash driven by higher collateral requirements during 2015. Additional collateral was required by MISO as a result of the WEC Merger in 2015.

These increases in net cash provided by operating activities were partially offset by a $121.0 million decrease in cash related to overall collections from customers. Collections from customers decreased primarily because of lower commodity prices and warmer weather during the 2016 heating season.

2015 Compared with 2014

Net cash provided by operating activities increased $41.2 million during 2015, driven by:

•
A $145.0 million increase in cash resulting from lower payments for natural gas and fuel and purchased power, due to lower commodity prices and warmer weather during the 2015 heating season. The average per-unit cost of natural gas sold decreased 36.2% in 2015.

•	A $47.1 million decrease in contributions and payments to our pension and OPEB plans during 2015.

•	A $19.0 million increase in cash related to lower payments for operating and maintenance costs during 2015. The lower payments were partially driven by a decrease in electric utility maintenance.

•	An $8.8 million increase in cash from customer prepayments and credit balances during 2015. In 2015, customer prepayments grew during the warmer winter.

These increases in cash were partially offset by:

•
A $130.4 million decrease in cash related to lower overall collections from customers during 2015. Collections from customers decreased primarily because of lower commodity prices and warmer weather during the 2015 heating season.

2016 Form 10-K	33	Wisconsin Public Service Corporation

•
A $20.7 million increase in cash paid for income taxes during 2015. The increase in cash paid was primarily related to a federal income tax refund received in 2014, partially offset by lower estimated tax payments in 2015.

•	A $13.6 million decrease in cash driven by higher collateral requirements during 2015. Additional collateral was required by MISO as a result of the WEC Merger.

•	A $5.0 million decrease in cash due to an increase in payments for environmental remediation activities during 2015.

Investing Activities

2016 Compared with 2015

Net cash used in investing activities decreased $32.5 million during 2016, driven by a $59.9 million decrease in cash paid for capital expenditures, which is discussed in more detail below. This decrease was partially offset by payments of $34.1 million for assets received from WBS.

2015 Compared with 2014

Net cash used for investing activities increased $52.2 million in 2015, primarily due to a $49.0 million increase in cash used for capital expenditures (discussed below).

Capital Expenditures

Capital expenditures for the years ended December 31 were as follows:

(in millions)	2016	2015	2014	Change in 2016 Over 2015	Change in 2015 Over 2014
Capital expenditures	$311.1	$371.0	$322.0	$(59.9)	$49.0

2016 Compared with 2015

The decrease in cash paid for capital expenditures during 2016, was driven by lower expenditures for the ReACTTM emission control technology project at Weston Unit 3, partially offset by higher expenditures for a combustion turbine project at the Fox Energy Center.

2015 Compared with 2014

The increase in cash paid for capital expenditures during 2015 was primarily due to the construction of the ReACTTM emission control technology at Weston Unit 3, the SMRP, and an expansion of our Legner landfill site. These increases were partially offset by lower capital expenditures related to environmental compliance projects at the Columbia plant during 2015.

Financing Activities

2016 Compared with 2015

Net cash related to financing activities decreased $120.5 million during 2016, driven by:

•	A $130.0 million decrease in equity contributions from our parent during 2016.

•
A $124.9 million net decrease in cash due to the issuance of $250.0 million of long-term debt during 2015, partially offset by the repayment of $125.1 million of long-term debt during 2015. We did not issue or repay any long-term debt in 2016.

•	A $43.7 million net decrease in cash due to $6.0 million of net repayments of commercial paper in 2016, compared with $37.7 million of net borrowings of commercial paper during 2015.

•	A $28.6 million repayment of a loan during 2016.

2016 Form 10-K	34	Wisconsin Public Service Corporation

These decreases in net cash related to financing activities were partially offset by:

•	A $150.0 million increase in cash due to a return of capital to Integrys during 2015.

•	A $52.7 million increase in cash due to the redemption of all of our preferred stock during 2015.

2015 Compared with 2014

Net cash provided by financing activities increased $12.0 million during 2015, driven by:

•	A $180.0 million increase in equity contributions from Integrys during 2015.

•	A $124.9 million net increase in cash due to the issuance of $250.0 million of long-term debt in 2015, partially offset by the repayment of $125.1 million of long-term debt during 2015.

These increases in net cash provided by financing activities were partially offset by:

•	A $150.0 million return of capital to Integrys during 2015.

•	An $81.8 million decrease in cash due to lower net borrowings of commercial paper during 2015.

•	A $52.7 million decrease in cash due to the redemption of all of our preferred stock during 2015.

•	A $3.3 million decrease in cash due to an increase in dividends paid to Integrys during 2015.

Significant Financing Activities

For more information on our financing activities, see Note 12, Short-Term Debt and Lines of Credit, and Note 13, Long-Term Debt.

Capital Resources and Requirements

Capital Resources

Liquidity

We anticipate meeting our capital requirements for our existing operations through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors, and equity contributions from our parent.

We currently have access to the capital markets and have been able to generate funds internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our overall strategic plan. We currently believe that we have adequate capacity to fund our operations for the foreseeable future through our existing borrowing arrangements, access to capital markets, and internally generated cash.

We maintain a bank back-up credit facility, which provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. See Note 12, Short-Term Debt and Lines of Credit, for more information on our credit facility.

At December 31, 2016, we were in compliance with all covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Long-Term Debt, for more information on our long-term debt.

2016 Form 10-K	35	Wisconsin Public Service Corporation

Working Capital

As of December 31, 2016, our current liabilities exceeded our current assets by approximately $145.1 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for ongoing operations. We also can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

Capital Requirements

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2016:

		Payments Due By Period (1)
(in millions)	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (2)	$2,368.7	$177.4	$338.5	$84.7	$1,768.1
Operating lease obligations (3)	14.2	0.4	1.0	1.0	11.8
Energy and transportation purchase obligations (4)	919.8	215.3	238.0	145.2	321.3
Purchase orders (5)	232.0	186.5	35.4	10.1	—
Pension and OPEB funding obligations (6)	67.0	65.7	1.3	—	—
Total contractual obligations	$3,601.7	$645.3	$614.2	$241.0	$2,101.2

(1)	The amounts included in the table are calculated using current market prices, forward curves, and other estimates.

(2)	Principal and interest payments on long-term debt.

(3)	Operating lease obligations for power purchase commitments and rail car leases.

(4)	Energy and transportation purchase obligations under various contracts for the procurement of fuel, power, gas supply, and associated transportation related to utility operations.

(5)	Purchase obligations related to normal business operations, information technology, and other services.

(6)	Obligations for pension and OPEB plans cannot reasonably be estimated beyond 2019.

The table above does not reflect estimated future payments related to the manufactured gas plant remediation liability of $97.2 million at December 31, 2016, as the amount and timing of payments are uncertain. We expect to incur costs annually to remediate these sites. See Note 16, Commitments and Contingencies, for more information about environmental liabilities.

AROs in the amount of $32.6 million are not included in the above table. Settlement of these liabilities cannot be determined with certainty, but we believe the majority of these liabilities will be settled in more than five years.

Obligations for utility operations have historically been included as part of the rate-making process and therefore are generally recoverable from customers.

2016 Form 10-K	36	Wisconsin Public Service Corporation

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

(in millions)
2017	$321.7
2018	353.8
2019	377.3
Total	$1,052.8

We are continuing work on the SMRP. This project includes converting more than 1,000 miles of overhead distribution power lines to underground in northern Wisconsin and adding distribution automation equipment on 400 miles of lines. We expect to invest approximately $45 million annually through 2018. Subject to regulatory review, Phase II of the SMRP will expand the scope and cost of the original SMRP and will consist of over 900 miles of underground circuit installation. We expect to invest approximately $200 million between 2018 and 2021 related to Phase II. We also continue to upgrade our electric and natural gas distribution systems to enhance reliability.

Common Stock Matters

For information related to our common stock matters, see Note 10, Common Equity.

Investments in Outside Trusts

We use outside trusts to fund our pension and certain OPEB obligations. These trusts had investments of approximately $968 million as of December 31, 2016. These trusts hold investments that are subject to the volatility of the stock market and interest rates. We contributed $1.4 million, $2.4 million, and $49.5 million to our pension and OPEB plans in 2016, 2015, and 2014, respectively. In January 2017, we contributed $65.0 million to the pension plans. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates. For additional information, see Note 15, Employee Benefits.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. See Note 1(m), Guarantees, for more information.

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

2016 Form 10-K	37	Wisconsin Public Service Corporation

regulators. Recovery of these deferred costs in future rates is subject to the review and approval of those regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of these deferred costs, including those referenced below, is not approved by our regulators, the costs would be charged to income in the current period. In general, our regulatory assets are recovered over a period of between one to six years. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities. As of December 31, 2016, our regulatory assets were $465.8 million, and our regulatory liabilities were $296.5 million.

We expect to request or have requested recovery of the costs related to the following projects discussed in our recent rate proceedings and orders:

•
In June 2016, the PSCW approved deferral of costs related to our ReACT™ project above the originally authorized $275.0 million level through 2017. We will be required to obtain a separate approval for collection of these deferred costs.

•
Prior to the WEC Merger, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries, including us. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of December 31, 2016, we had received no significant disallowances of the costs incurred for this project. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project.

See Note 19, Regulatory Environment, for more information regarding recent rate proceedings and orders.

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

Weather

Our utility rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. The fixed charge included in our rates helps to mitigate the impacts of weather. A summary of actual weather information in our service territory during 2016, 2015, and 2014, as measured by degree days, may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

Interest Rates

We are exposed to interest rate risk resulting from our short-term borrowings and projected near-term debt financing needs. We manage exposure to interest rate risk by limiting the amount of our variable rate obligations and continually monitoring the effects of market changes on interest rates. When it is advantageous to do so, we enter into long-term fixed rate debt.

Based on our variable rate debt outstanding at December 31, 2016, and December 31, 2015, a hypothetical increase in market interest rates of one percentage point would have increased annual interest expense by $1.8 million in both 2016 and 2015. This

2016 Form 10-K	38	Wisconsin Public Service Corporation

sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

Marketable Securities Return

We use various trusts to fund our pension and OPEB obligations. These trusts invest in debt and equity securities. Changes in the market prices of these assets can affect future pension and OPEB expenses. Additionally, future contributions can also be affected by the investment returns on trust fund assets. We believe that the financial risks associated with investment returns would be partially mitigated through future rate actions by the PSCW.

The fair value of our trust fund assets and expected long-term returns were approximately:

(in millions)	As of December 31, 2016	Expected Return on Assets in 2017
Pension trust funds	$736.6	7.25%
OPEB trust funds	$231.1	7.25%

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

Economic Conditions

Our service territories are within the state of Wisconsin. As such, we are exposed to market risks in the regional Midwest economy. In addition, any economic downturn or disruption of national or international markets could adversely affect the financial condition of our customers and demand for their products, which could affect their demand for our products.

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

For additional information concerning risk factors, including market risks, see the Cautionary Statement Regarding Forward-Looking Information at the beginning of this report and Item 1A. Risk Factors.

Industry Restructuring

Electric Utility Industry

The regulated energy industry continues to experience significant changes. The FERC continues to support large RTOs, which affects the structure of the wholesale market. To this end, MISO implemented the MISO Energy Markets, including the use of LMP to value electric transmission congestion and losses. Increased competition in the retail and wholesale markets, which may result from restructuring efforts, could have a significant and adverse financial impact on us. It is uncertain when retail choice might be implemented, if at all, in Wisconsin.

2016 Form 10-K	39	Wisconsin Public Service Corporation

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

Restructuring in Michigan

During 2016, under Michigan law, our retail customers had the option to choose an alternative electric supplier to provide power supply service, and some of our small retail customers elected to use this option. We, however, still provided distribution and customer service functions for these customers. As of December 31, 2016, the law limited customer choice to 10% of our Michigan retail load.

Effective January 1, 2017, we transferred our electric customers and electric distribution assets located in the Upper Peninsula of Michigan to UMERC. See Note 3, Related Parties, and Note 19, Regulatory Environment, for more information on UMERC.

Natural Gas Utility Industry

We offer natural gas transportation services to our customers that elect to purchase natural gas from an alternative retail natural gas supplier. Since these transportation customers continue to use our distribution systems to transport the natural gas to their facilities, we earn distribution revenues from them. As such, the loss of revenue associated with the natural gas that transportation customers purchase from an alternative retail natural gas supplier has little impact on our net income, since it is offset by an equal reduction to natural gas costs.

Restructuring in Wisconsin

The PSCW previously instituted generic proceedings to consider how its regulation of natural gas distribution utilities should change to reflect a competitive environment in the natural gas industry. To date, the PSCW has made a policy decision to provide customer classes with workably competitive market choices the option to choose an alternative retail natural gas supplier. The PSCW has also adopted standards for transactions between a utility and its natural gas marketing affiliates. All of our Wisconsin customer classes have workably competitive market choices and, therefore, can purchase natural gas directly from either an alternative retail natural gas supplier or their local natural gas utility. Currently, we are unable to predict the impact of potential future industry restructuring on our results of operations or financial position.

Restructuring in Michigan

During 2016, our Michigan customers had the option to choose an alternative retail natural gas supplier. This option was first provided to our Michigan customers in the late 1990s. Effective January 1, 2017, we transferred our natural gas customers and natural gas distribution assets located in the Upper Peninsula of Michigan to UMERC. See Note 3, Related Parties, and Note 19, Regulatory Environment, for more information on UMERC.

Environmental Matters

See Note 16, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Bonus Depreciation Provisions

The Protecting Americans from Tax Hikes Act of 2015 was signed into law on December 18, 2015. This act extended 50% bonus depreciation to assets placed in service during 2015 through 2017, 40% bonus depreciation to assets placed in service during 2018, and 30% bonus depreciation to assets placed in service during 2019. Bonus depreciation is an additional amount of tax deductible depreciation that is awarded above what would normally be available. Due to the resulting increase in federal tax depreciation, we did not make federal income tax payments for 2016.

2016 Form 10-K	40	Wisconsin Public Service Corporation

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

Goodwill Impairment

We completed our annual goodwill impairment test for our utility reporting unit as of July 1, 2016, and no impairment was recorded as a result of this test. At July 1, 2016, our utility reporting unit had $36.4 million of goodwill. The fair value calculated in step one of the test was greater than carrying value. The fair value of our reporting unit was calculated using a combination of the income approach and the market approach.

For the income approach, we used internal forecasts to project cash flows. Any forecast contains a degree of uncertainty, and changes in these cash flows could significantly increase or decrease the fair value of a reporting unit. Since our reporting unit is regulated, a fair recovery of and return on costs prudently incurred to serve customers is assumed. An unfavorable outcome in a rate case could cause the fair value of our reporting unit to decrease.

Key assumptions used in the income approach include ROE, the long-term growth rate used to determine the terminal value at the end of the discrete forecast period, and the discount rate. The discount rate is applied to estimated future cash flows and is one of the most significant assumptions used to determine fair value under the income approach. As interest rates rise, the calculated fair value will decrease. The discount rate is based on the weighted-average cost of capital, taking into account both the after-tax cost of debt and cost of equity. The terminal year ROE is driven by our current allowed ROE. The terminal growth rate is based primarily on a combination of our service area's historical and forecasted statistics for real gross domestic product and personal income.

For the market approach, we used an equal weighting of the guideline public company method and the guideline merged and acquired company method. The guideline public company method uses financial metrics from similar publicly traded companies to determine fair value. The guideline merged and acquired company method calculates fair value by analyzing the actual prices paid for recent mergers and acquisitions in the industry. We applied multiples derived from these two methods to the appropriate operating metrics for our reporting unit to determine fair value.

The underlying assumptions and estimates used in the impairment test were made as of a point in time. Subsequent changes in these assumptions and estimates could change the result of the test.

The fair values of our reporting unit exceeded its carrying values by a substantial amount. Based on this result, our reporting unit is not at risk of failing step one of the goodwill impairment test.

Pension and Other Postretirement Employee Benefits

The costs of providing non-contributory defined pension benefits and OPEB, described in Note 15, Employee Benefits, are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

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

2016 Form 10-K	41	Wisconsin Public Service Corporation

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

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2016 Pension Cost
Discount rate	(0.5)	$46.5	$1.1
Discount rate	0.5	(40.7)	(0.4)
Rate of return on plan assets	(0.5)	N/A	3.7
Rate of return on plan assets	0.5	N/A	(3.7)

The following table shows how a given change in certain actuarial assumptions would impact the accumulated OPEB obligation and the reported net periodic OPEB cost. Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2016 Postretirement Benefit Cost
Discount rate	(0.5)	$18.2	$0.6
Discount rate	0.5	(15.5)	(0.3)
Health care cost trend rate	(0.5)	(12.2)	(1.3)
Health care cost trend rate	0.5	14.5	1.7
Rate of return on plan assets	(0.5)	N/A	1.1
Rate of return on plan assets	0.5	N/A	(1.1)

The discount rates are selected based on hypothetical bond portfolios consisting of noncallable (or callable with make-whole provisions), noncollateralized, high-quality corporate bonds across the full maturity spectrum. The bonds are generally rated "Aa" with a minimum amount outstanding of $50.0 million. From the hypothetical bond portfolios, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plans' expected future benefit payments.

We establish our expected return on asset assumption based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios. The assumed long-term rate of return on pension plan assets was 7.25% in 2016, 7.75% in 2015, and 8.00% in 2014, respectively. The actual rate of return on pension plan assets, net of fees, was 8.79%, (3.3)%, and 6.2%, in 2016, 2015, and 2014, respectively.

In selecting assumed health care cost trend rates, past performance and forecasts of health care costs are considered. For more information on health care cost trend rates and a table showing future payments that we expect to make for our pension and OPEB, see Note 15, Employee Benefits.

Regulatory Accounting

Our utility operations follow the guidance under the Regulated Operations Topic of the FASB ASC. Our financial statements reflect the effects of the ratemaking principles followed by the jurisdictions regulating us. Certain items that would otherwise be immediately recognized as revenues and expenses are deferred as regulatory assets and regulatory liabilities for future recovery or refund to customers, as authorized by our regulators. Future recovery of regulatory assets is not assured and is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness. Once approved, the regulatory assets and liabilities are amortized into earnings over the rate recovery period. If recovery or refund of costs is not approved or is no longer considered probable, these regulatory assets or liabilities are recognized in current period earnings. Management regularly assesses whether these regulatory assets and liabilities are probable of future recovery or refund by considering factors such as changes in the regulatory environment, earnings from our utility operations, and the status of any pending or potential deregulation legislation.

The application of the Regulated Operations Topic of the FASB ASC would be discontinued if all or a separable portion of our utility operations no longer met the criteria for application. Our regulatory assets and liabilities would be written off as a charge to income as an unusual or infrequently occurring item in the period in which discontinuation occurred. As of December 31, 2016, we had

2016 Form 10-K	42	Wisconsin Public Service Corporation

$465.8 million in regulatory assets and $296.5 million in regulatory liabilities. See Note 5, Regulatory Assets and Liabilities, for more information.

Unbilled Revenues

We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses, and applicable customer rates. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Total operating revenues during 2016 of approximately $1.4 billion included accrued revenues of $65.5 million as of December 31, 2016.

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

Significant management judgment is required in determining our provision for income taxes, deferred income tax assets and liabilities, the liability for unrecognized tax benefits, and any valuation allowance recorded against deferred income tax assets. The assumptions involved are supported by historical data, reasonable projections, and interpretations of applicable tax laws and regulations across multiple taxing jurisdictions. Significant changes in these assumptions could have a material impact on our financial condition and results of operations. See Note 1(l), Income Taxes, and Note 14, Income Taxes, for a discussion of accounting for income taxes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks, as well as Note 1(m), Guarantees, Note 1(p), Fair Value Measurements, and Note 1(q), Derivative Instruments, for information concerning potential market risks to which we are exposed.

2016 Form 10-K	43	Wisconsin Public Service Corporation

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Wisconsin Public Service Corporation:

Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Wisconsin Public Service Corporation and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated income statements, statements of equity, and statements of cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wisconsin Public Service Corporation and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 28, 2017

2016 Form 10-K	44	Wisconsin Public Service Corporation

B. CONSOLIDATED INCOME STATEMENTS

Year Ended December 31
(in millions)	2016	2015	2014
Operating revenues	$1,448.2	$1,483.3	$1,683.6

Operating expenses
Cost of sales	527.6	599.8	771.1
Other operation and maintenance	493.2	493.4	499.7
Depreciation and amortization	124.1	121.0	116.8
Property and revenue taxes	39.8	41.0	38.4
Total operating expenses	1,184.7	1,255.2	1,426.0

Operating income	263.5	228.1	257.6

Other income, net	30.8	25.6	25.2
Interest expense	48.1	53.5	57.4
Other expense	(17.3)	(27.9)	(32.2)

Income before income taxes	246.2	200.2	225.4
Income tax expense	90.5	75.0	84.7
Net income	155.7	125.2	140.7

Preferred stock dividend requirements	—	2.7	3.1
Net income attributed to common shareholder	$155.7	$122.5	$137.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2016 Form 10-K	45	Wisconsin Public Service Corporation

C. CONSOLIDATED BALANCE SHEETS

At December 31
(in millions, except share and per share amounts)	2016	2015
Assets
Current assets
Cash and cash equivalents	$3.1	$6.1
Accounts receivable and unbilled revenues, net of reserves of $3.0 and $2.5, respectively	194.7	164.0
Receivables from related parties	3.0	3.1
Materials, supplies, and inventories	125.3	145.0
Prepaid taxes	57.3	48.1
Other	24.5	27.0
Current assets	407.9	393.3

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $1,595.1 and $1,565.7, respectively	3,662.0	3,418.6
Regulatory assets	465.8	462.5
Goodwill	36.4	36.4
Pension and OPEB assets	114.8	102.4
Other	121.3	91.9
Long-term assets	4,400.3	4,111.8
Total assets	$4,808.2	$4,505.1

Liabilities and Shareholder's Equity
Current liabilities
Short-term debt	$176.8	$182.8
Current portion of long-term debt	125.0	—
Current portion of long-term debt to parent	—	2.9
Accounts payable	165.4	181.8
Payables to related parties	21.6	35.6
Other	64.2	50.2
Current liabilities	553.0	453.3

Long-term liabilities
Long-term debt	1,165.3	1,289.4
Deferred income taxes	929.5	774.1
Deferred investment tax credits	7.0	7.4
Regulatory liabilities	291.3	290.0
Environmental remediation liabilities	97.2	83.5
Pension and OPEB obligations	25.4	24.4
Payables to related parties	4.1	4.8
Other	107.2	92.3
Long-term liabilities	2,627.0	2,565.9

Commitments and contingencies (Note 16)

Shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid-in capital	966.9	861.8
Retained earnings	565.7	528.5
Shareholder's equity	$1,628.2	$1,485.9
Total liabilities and shareholder's equity	$4,808.2	$4,505.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2016 Form 10-K	46	Wisconsin Public Service Corporation

D. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2016	2015	2014
Operating activities
Net income	$155.7	$125.2	$140.7
Reconciliation to cash provided by operating activities
Depreciation and amortization	124.1	121.0	113.8
Pension and other postretirement expense (credit)	3.0	(2.7)	(6.2)
Contributions to pension and OPEB plans	(1.4)	(2.4)	(49.5)
Deferred income taxes and investment tax credits, net	143.0	43.6	90.5
Change in –
Collateral on deposit	(0.2)	(17.4)	(3.8)
Accounts receivable and unbilled revenues	(33.1)	38.6	13.4
Materials, supplies, and inventories	20.3	(16.1)	(28.0)
Prepaid taxes	(9.2)	17.6	(2.1)
Other current assets	0.9	1.5	3.7
Accounts payable	(24.4)	5.0	15.5
Other current liabilities	17.7	(3.3)	(14.0)
Other, net	(7.4)	(5.9)	(10.5)
Net cash provided by operating activities	389.0	304.7	263.5

Investing activities
Capital expenditures	(311.1)	(371.0)	(322.0)
Payments for assets received from WBS	(34.1)	—	—
Other, net	4.4	(2.3)	0.9
Net cash used for investing activities	(340.8)	(373.3)	(321.1)

Financing activities
Change in short-term debt	(6.0)	37.7	119.5
Repayment of loan	(28.6)	—	—
Repayment of long-term debt	—	(125.1)	—
Repayment of long-term debt to parent	(2.9)	(2.5)	(0.9)
Issuance of long-term debt	—	250.0	—
Payments of dividend to parent	(118.5)	(115.1)	(111.8)
Equity contribution from parent	105.0	235.0	55.0
Return of capital to parent	—	(150.0)	—
Preferred stock dividend requirements	—	(2.7)	(3.1)
Redemption of preferred stock	—	(52.7)	—
Other, net	(0.2)	(5.3)	(1.4)
Net cash (used for) provided by financing activities	(51.2)	69.3	57.3

Net change in cash and cash equivalents	(3.0)	0.7	(0.3)
Cash and cash equivalents at beginning of year	6.1	5.4	5.7
Cash and cash equivalents at end of year	$3.1	$6.1	$5.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2016 Form 10-K	47	Wisconsin Public Service Corporation

E. CONSOLIDATED STATEMENTS OF EQUITY

(in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2013	$95.6	$723.5	$496.3	$1,315.4
Net income attributed to common shareholder	—	—	137.6	137.6
Equity contribution from parent	—	55.0	—	55.0
Dividends to parent	—	—	(111.8)	(111.8)
Other	—	3.5	(0.3)	3.2
Balance at December 31, 2014	$95.6	$782.0	$521.8	$1,399.4
Net income attributed to common shareholder	—	—	122.5	122.5
Equity contribution from parent	—	235.0	—	235.0
Return of capital to parent	—	(150.0)	—	(150.0)
Dividends to parent	—	—	(115.1)	(115.1)
Other	—	(5.2)	(0.7)	(5.9)
Balance at December 31, 2015	$95.6	$861.8	$528.5	$1,485.9
Net income attributed to common shareholder	—	—	155.7	155.7
Equity contribution from parent	—	105.0	—	105.0
Dividends to parent	—	—	(118.5)	(118.5)
Other	—	0.1	—	0.1
Balance at December 31, 2016	$95.6	$966.9	$565.7	$1,628.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2016 Form 10-K	48	Wisconsin Public Service Corporation

F. CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31
(in millions)			2016	2015
Common shareholder's equity (see accompanying statement)			$1,628.2	$1,485.9
Long-term debt to parent
	Interest Rate	Year Due
	7.35%	2016	—	2.9
Current portion of long-term debt to parent			—	(2.9)
Total long-term debt to parent			—	—

Long-term debt
Senior Notes (unsecured)
	Interest Rate	Year Due
	5.65%	2017	125.0	125.0
	1.65%	2018	250.0	250.0
	6.08%	2028	50.0	50.0
	5.55%	2036	125.0	125.0
	3.671%	2042	300.0	300.0
	4.752%	2044	450.0	450.0
Total			1,300.0	1,300.0
Unamortized debt issuance costs			(9.1)	(9.9)
Unamortized discount, net			(0.6)	(0.7)
Total long-term debt, including current portion			1,290.3	1,289.4
Current portion of long-term debt			(125.0)	—
Total long-term debt			1,165.3	1,289.4
Total long-term capitalization			$2,793.5	$2,775.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2016 Form 10-K	49	Wisconsin Public Service Corporation

G. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General Information—On June 29, 2015, Wisconsin Energy Corporation acquired our parent company, Integrys, and changed its name to WEC Energy Group. See Note 2, Merger, for more information on the acquisition.

We are an electric and natural gas utility company that serves customers in northeastern Wisconsin and served customers in the Upper Peninsula of Michigan. We are subject to the jurisdiction of, and regulation by, the PSCW, which has general supervisory and regulatory powers over virtually all phases of the public utility industry in Wisconsin. We are also subject to the jurisdiction of the FERC, which regulates our natural gas pipelines and wholesale electric rates.

In December 2016, both the MPSC and the PSCW approved the operation of UMERC as a stand-alone utility in the Upper Peninsula of Michigan, and it became operational effective January 1, 2017. This utility holds the electric and natural gas distribution assets previously held by us and WE located in the Upper Peninsula of Michigan.

As used in these notes, the term "financial statements" refers to the consolidated financial statements. This includes the income statements, balance sheets, statements of cash flows, statements of equity, and statements of capitalization, unless otherwise noted.

The financial statements include our accounts and the accounts of our former wholly owned subsidiary, WPS Leasing, which was dissolved in July 2016. These financial statements also reflect our proportionate interests in certain jointly owned utility facilities. See Note 7, Jointly Owned Utility Facilities, for more information. The cost method of accounting is used for investments when we do not have significant influence over the operating and financial policies of the investee. Investments in companies not controlled by us, but over which we have significant influence regarding the operating and financial policies of the investee, are accounted for using the equity method.

During the second quarter of 2016, we reorganized our business segments to reflect our new internal organization and management structure. All prior period amounts impacted by this change were reclassified to conform to the new presentation. See Note 21, Segment Information, for more information on our business segments.

We prepare our financial statements in conformity with GAAP. We make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

(b) Cash and Cash Equivalents—Cash and cash equivalents include marketable debt securities with an original maturity of three months or less.

(c) Revenues and Customer Receivables—We recognize revenues related to the sale of energy on the accrual basis and include estimated amounts for services provided but not yet billed to customers.

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

•
Our retail electric rates in Wisconsin are established by the PSCW and include base amounts for fuel and purchased power costs. The electric fuel rules set by the PSCW allow us to defer, for subsequent rate recovery or refund, under or over-collections of actual fuel and purchased power costs that exceed a 2% price variance from the costs included in the rates charged to customers. We monitor the deferral of under-collected costs to ensure that it does not cause us to earn a greater ROE than authorized by the PSCW.

2016 Form 10-K	50	Wisconsin Public Service Corporation

•
Our natural gas utility rates included a one-for-one recovery mechanism for natural gas commodity costs. We defer any difference between actual natural gas costs incurred and costs recovered through rates as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year.

Revenues are also impacted by other accounting policies related to our participation in the MISO Energy Markets. We sell and purchase power in the MISO Energy Markets, which operate under both day-ahead and real-time markets. We record energy transactions in the MISO Energy Markets on a net basis for each hour. If we were a net seller in a particular hour, the net amount was reported as operating revenues. If we were a net purchaser in a particular hour, the net amount was recorded as cost of sales on our income statements.

We provide regulated electric and natural gas service to customers in northeastern Wisconsin and provided this service to customers in the Upper Peninsula of Michigan through December 31, 2016. See Note 3, Related Parties, and Note 19, Regulatory Environment, for information regarding the transfer of our customers located in the Upper Peninsula of Michigan to UMERC as of January 1, 2017. The geographic concentration of our customers did not contribute significantly to our overall exposure to credit risk. We periodically review customers' credit ratings, financial statements, and historical payment performance and require them to provide collateral or other security as needed. As a result, we did not have any significant concentrations of credit risk at December 31, 2016. In addition, there were no customers that accounted for more than 10% of our revenues for the year ended December 31, 2016.

(d) Materials, Supplies, and Inventories—Our inventory as of December 31 consisted of:

(in millions)	2016	2015
Fossil fuel	$66.7	$76.4
Materials and supplies	37.5	40.5
Natural gas in storage	21.1	28.1
Total	$125.3	$145.0

Substantially all fossil fuel, materials and supplies, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

(e) Regulatory Assets and Liabilities—The economic effects of regulation can result in regulated companies recording costs and revenues that have been or are expected to be allowed in the rate-making process in a period different from the period in which the costs or revenues would be recognized by a nonregulated company. When this occurs, regulatory assets and regulatory liabilities are recorded on the balance sheet. Regulatory assets represent probable future revenues associated with certain costs or liabilities that have been deferred and are expected to be recovered through rates charged to customers. Regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or amounts that are collected in rates for future costs. Recovery or refund of regulatory assets and liabilities is based on specific periods determined by the regulators or occurs over the normal operating period of the assets and liabilities to which they relate. If at any reporting date a previously recorded regulatory asset is no longer probable of recovery, the regulatory asset is reduced to the amount considered probable of recovery with the reduction charged to expense in the reporting period the determination is made. See Note 5, Regulatory Assets and Liabilities, for more information.

(f) Property, Plant, and Equipment—We record property, plant, and equipment at cost. Cost includes material, labor, overhead, and both debt and equity components of AFUDC. Additions to and significant replacements of property are charged to property, plant, and equipment at cost; minor items are charged to maintenance expense. The cost of depreciable utility property less salvage value is charged to accumulated depreciation when property is retired.

We record straight-line depreciation expense over the estimated useful life of utility property using depreciation rates approved by the applicable regulators. Depreciation as a percent of average depreciable utility plant was 2.58%, 2.60%, and 2.63% in 2016, 2015, and 2014, respectively.

We capitalize certain costs related to software developed or obtained for internal use and record these costs to amortization expense over the estimated useful life of the related software, which ranges from 3 to 11 years. If software is retired prior to being fully amortized, the difference is recorded as a loss on the income statement.

We receive grants related to certain renewable generation projects under federal and state grant programs. Our policy is to reduce the depreciable basis of the qualifying project by the grant received. We then reflect the benefit of the grant in income over the life of the related renewable generation project through a reduction in depreciation expense.

2016 Form 10-K	51	Wisconsin Public Service Corporation

See Note 6, Property, Plant, and Equipment, for more information.

(g) Allowance for Funds Used During Construction—AFUDC is included in utility plant accounts and represents the cost of borrowed funds (AFUDC – Debt) used during plant construction, and a return on stockholders' capital (AFUDC – Equity) used for construction purposes. AFUDC – Debt is recorded as a reduction of interest expense, and AFUDC – Equity is recorded in other income, net.

Approximately 50% of our retail jurisdictional CWIP expenditures are subject to the AFUDC calculation. Our average AFUDC retail rates were 7.72%, 7.92%, and 8.08% for 2016, 2015, and 2014, respectively. Our average AFUDC wholesale rates were 3.00%, 5.10%, and 6.99% for 2016, 2015, and 2014, respectively.

We recorded the following AFUDC for the years ended December 31:

(in millions)	2016	2015	2014
AFUDC – Debt	$8.1	$6.1	$4.6
AFUDC – Equity	19.5	15.1	11.0

(h) Emission Allowances—We account for emission allowances as inventory at average cost by vintage year. Charges to income result when allowances are used in operating our generation plants. These charges are included in the costs subject to the fuel window rules. Gains on sales of allowances are returned to ratepayers.

(i) Goodwill—Goodwill is subject to an annual impairment test. Our utility reporting unit contains goodwill and performed its annual goodwill impairment test as of July 1, 2016. Due to the WEC Merger, we changed the date of our annual goodwill impairment test from April 1 to July 1 during 2016. Interim impairment tests are also performed when impairment indicators are present. The carrying amount of the reporting unit's goodwill is considered not recoverable if the carrying amount of the reporting unit exceeds the reporting unit's fair value. An impairment loss is recorded for the excess of the carrying amount of the goodwill over its implied fair value.

(j) Asset Retirement Obligations—We recognize, at fair value, legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation of the assets. An ARO liability is recorded, when incurred, for these obligations as long as the fair value can be reasonably estimated, even if the timing or method of settling the obligation is unknown. The associated retirement costs are capitalized as part of the related long-lived asset and are depreciated over the useful life of the asset. The ARO liabilities are accreted to their present values each period using the credit-adjusted risk-free interest rates associated with the expected settlement dates of the AROs. These rates are determined when the obligations are incurred. Subsequent changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease to the carrying amount of the liability and the associated retirement costs. We recognize regulatory assets or liabilities for the timing differences between when we recover an ARO in rates and when we recognize the associated retirement costs. See Note 8, Asset Retirement Obligations, for more information.

(k) Environmental Remediation Costs — We are subject to federal and state environmental laws and regulations that in the future may require us to pay for environmental remediation at sites where we have been, or may be, identified as a potentially responsible party. Loss contingencies may exist for the remediation of hazardous substances at various potential sites, including coal combustion product landfill sites and manufactured gas plant sites. See Note 8, Asset Retirement Obligations, for more information regarding coal combustion product landfill sites and Note 16, Commitments and Contingencies, for more information regarding manufactured gas plant sites.

We record environmental remediation liabilities when site assessments indicate remediation is probable and we can reasonably estimate the loss or a range of losses. The estimate includes both our share of the liability and any additional amounts that will not be paid by other potential responsible parties or the government. When possible, we estimate costs using site-specific information but also consider historical experience for costs incurred at similar sites. Remediation efforts for a particular site generally extend over a period of several years. During this period, the laws governing the remediation process may change, as well as site conditions, potentially affecting the cost of remediation.

We have received approval to defer certain environmental remediation costs, as well as estimated future costs, through a regulatory asset. The recovery of deferred costs is subject to the applicable state Commission's approval.

2016 Form 10-K	52	Wisconsin Public Service Corporation

We review our estimated costs of remediation annually for our manufactured gas plant sites and coal combustion product landfill sites. We adjust the liabilities and related regulatory assets, as appropriate, to reflect the new cost estimates. Any material changes in cost estimates are adjusted throughout the year.

(l) Income Taxes — We follow the liability method in accounting for income taxes. Accounting guidance for income taxes requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in our financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. We are required to assess the likelihood that our deferred tax assets would expire before being realized. If we conclude that certain deferred tax assets are likely to expire before being realized, a valuation allowance would be established against those assets. GAAP requires that, if we conclude in a future period that it is more likely than not that some or all of the deferred tax assets would be realized before expiration, we reverse the related valuation allowance in that period. Any change to the allowance, as a result of a change in judgment about the realization of deferred tax assets, is reported in income tax expense.

Investment tax credits associated with regulated operations are deferred and amortized over the life of the assets. We are included in WEC Energy Group's consolidated Federal and state income tax returns. In accordance with our tax allocation agreement with WEC Energy Group, we are allocated income tax payments and refunds based upon our separate tax computation. See Note 14, Income Taxes, for more information.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense in our income statements.

(m) Guarantees—We follow the guidance of the Guarantees Topic of the FASB ASC, which requires that the guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As of December 31, 2016, we had a $9.4 million standby letter of credit, due in May 2017, that was issued by a financial institution for the benefit of a third party that extended credit to us. This amount is not reflected on our balance sheets.

(n) Employee Benefits—The costs of pension and OPEB are expensed over the periods during which employees render service. These costs are allocated among WEC Energy Group's subsidiaries based on current employment status and actuarial calculations, as applicable. Our regulators allow recovery in rates for our net periodic benefit cost calculated under GAAP. See Note 15, Employee Benefits, for more information.

(o) Stock-Based Compensation—Prior to the WEC Merger, our employees were granted awards under Integrys’s stock-based compensation plans. Pursuant to the Merger Agreement, immediately prior to completion of the merger, all outstanding stock-based compensation awards became fully vested and were either paid to award recipients in cash, or the value of the awards was deferred into a deferred compensation plan. The total intrinsic value of awards granted to our employees that were settled due to the WEC Merger was $6.7 million.

In 2016, our employees were granted awards under WEC Energy Group's stock-based compensation plans. In accordance with the shareholder approved Omnibus Stock Incentive Plan, WEC Energy Group provides a long-term incentive through its equity interests to its non-employee directors, selected officers, and other key employees. The plan provides for the granting of stock options, restricted stock, performance shares, and other stock-based awards. Awards may be paid in WEC Energy Group common stock, cash, or a combination thereof. The number of shares of WEC Energy Group common stock authorized for issuance under the plan is
34.3 million.

Stock-based compensation expense is allocated to us based on the outstanding awards held by our employees and our allocation of labor costs. Awards classified as equity awards are measured based on their grant-date fair value. Awards classified as liability awards are recorded at fair value each reporting period based on an estimate of the final expected value of the awards.

Stock Options

Our employees are granted WEC Energy Group non-qualified stock options that vest on a cliff-basis after a three-year period. The exercise price of a stock option under the plan cannot be less than 100% of the fair market value of WEC Energy Group common stock on the grant date. Historically, all stock options have been granted with an exercise price equal to the fair market value of WEC Energy Group common stock on the date of grant. Options may not be exercised within 6 months of the grant date except in the event of a change in control. Options expire no later than 10 years from the date of grant.

2016 Form 10-K	53	Wisconsin Public Service Corporation

WEC Energy Group stock options are classified as equity awards. The fair value of each stock option was calculated using a binomial option-pricing model. The following table shows the estimated fair value per stock option granted to our employees along with the weighted-average assumptions used in the valuation models:

2016
Non-qualified stock options granted	24,485

Estimated fair value per non-qualified stock option	$5.63

Risk-free interest rate	0.4% – 1.8%
Dividend yield	4.0%
Expected volatility	18.0%
Expected life (years)	7.5

The risk-free interest rate is based on the United States Treasury interest rate with a term consistent with the expected life of the stock options. The dividend yield was based on WEC Energy Group's current dividend rate and historical stock prices. Expected volatility and expected life assumptions were based on WEC Energy Group's historical experience.

Restricted Shares

WEC Energy Group restricted shares have a three-year vesting period, and generally, one-third of the award vests on each anniversary of the grant date. The restricted shares are classified as equity awards.

Performance Units

Officers and other key employees are granted performance units under the WEC Energy Group Performance Unit Plan. Under the plan, the ultimate number of units that will be awarded is dependent on WEC Energy Group's total shareholder return (stock price appreciation plus dividends) as compared to the total shareholder return of a peer group of companies over a three-year period, and beginning in 2017, other performance metrics as determined by the Compensation Committee. Participants may earn between 0% and 175% of the base performance unit award, as adjusted pursuant to the terms of the plan. All grants are settled in cash and are accounted for as liability awards accordingly. Stock-based compensation costs are recorded over the three-year performance period.

See Note 10, Common Equity, for more information on WEC Energy Group's stock-based compensation plans.

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

2016 Form 10-K	54	Wisconsin Public Service Corporation

When possible, we base the valuations of our derivative assets and liabilities on quoted prices for identical assets and liabilities in active markets. These valuations are classified in Level 1. The valuations of certain contracts not classified as Level 1 may be based on quoted market prices received from counterparties and/or observable inputs for similar instruments. Transactions valued using these inputs are classified in Level 2. Certain derivatives are categorized in Level 3 due to the significance of unobservable or internally-developed inputs.

Derivatives were transferred between levels of the fair value hierarchy primarily due to observable pricing becoming available. We recognize transfers at their value as of the end of the reporting period.

Due to the short-term nature of cash and cash equivalents, net accounts receivable and unbilled revenues, accounts payable, and short-term borrowings, the carrying amount of each such item approximates fair value. The fair value of our long-term debt is estimated based upon the quoted market value for the same or similar issues. The fair value of long-term debt is categorized within Level 2 of the fair value hierarchy.

See Note 17, Fair Value Measurements, for more information.

(q) Derivative Instruments—We use derivatives as part of our risk management program to manage the risks associated with the price volatility of purchased power, generation, and natural gas costs for the benefit of our customers. Our approach is non-speculative and designed to mitigate risk. Our regulated hedging programs were approved by the PSCW and the MPSC.

We record derivative instruments on our balance sheets as assets or liabilities measured at fair value, unless they qualify for the normal purchases and sales exception, and are so designated. We continually assess our contracts designated as normal and will discontinue the treatment of these contracts as normal if the required criteria are no longer met. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy-related physical and financial contracts in our regulated operations that qualify as derivatives, our regulators allow the effects of fair value accounting to be offset to regulatory assets and liabilities.

We classify derivative assets and liabilities as current or long-term on our balance sheets based on the maturities of the underlying contracts. Realized gains and losses on derivative instruments are primarily recorded in cost of sales on our income statements. Cash flows from derivative activities are presented in the same category as the item being hedged within operating activities on our statements of cash flows.

Derivative accounting rules provide the option to present certain asset and liability derivative positions net on the balance sheets and to net the related cash collateral against these net derivative positions. We elected not to net these items. On our balance sheets, cash collateral provided to others is reflected in other current assets. See Note 18, Derivative Instruments, for more information.

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

NOTE 2—MERGER

On June 29, 2015, the WEC Merger was completed, and our parent company became a wholly owned subsidiary of Wisconsin Energy Corporation. Wisconsin Energy Corporation then changed its name to WEC Energy Group. The merger was subject to the approvals of various government agencies, including the PSCW. Approvals were obtained from all agencies subject to several conditions. The PSCW order requires that any future electric generation projects affecting Wisconsin ratepayers submitted by WEC Energy Group or its subsidiaries will first consider the extent to which existing intercompany resources can meet energy and capacity needs. In September 2015, we and WE filed a joint integrated resource plan with the PSCW for our combined loads, which indicated that there is no need to proceed with the proposed construction of a new generating unit at the Fox Energy Center site at this time. We have been authorized to recover the costs we have recorded related to the proposed construction.

2016 Form 10-K	55	Wisconsin Public Service Corporation

We do not believe that the conditions set forth in the various regulatory orders approving the WEC Merger will have a material impact on our operations or financial results.

In 2015, we recorded $4.6 million of severance expense that resulted from employee reductions related to the post-merger integration. Severance expense incurred during 2016 was not significant. The severance expense was recorded in our utility segment and is included in the other operation and maintenance line item on the income statements. Severance payments of $4.3 million were made during 2015, leaving an insignificant severance accrual on our balance sheets at December 31, 2016 and 2015.

NOTE 3—RELATED PARTIES

We routinely enter into transactions with related parties, including WEC Energy Group, its subsidiaries, ATC, and other affiliated entities.

We provide and receive services, property, and other items of value to and from our ultimate parent, WEC Energy Group, and other subsidiaries of WEC Energy Group. Following the WEC Merger on June 29, 2015, Integrys Business Support, LLC (IBS) changed its name to WBS, and a new AIA (Non-WBS AIA) went into effect. The Non-WBS AIA included the former Wisconsin Energy Corporation and its subsidiaries. It governed the provision and receipt of services by WEC Energy Group's subsidiaries, except that WBS continued to provide services to Integrys and its subsidiaries only under the existing WBS AIAs. WBS provided services to WEC Energy Group and the former Wisconsin Energy Corporation subsidiaries under interim WBS AIAs. The Non-WBS AIA included no other significant changes from the prior Non-IBS AIA. The PSCW and all other relevant state commissions approved the Non-WBS AIA or granted appropriate waivers related to the Non-WBS AIA.

Services under the Non-WBS AIA were subject to various pricing methodologies. All services provided by any regulated subsidiary to another regulated subsidiary were priced at cost. All services provided by any regulated subsidiary to any nonregulated subsidiary were priced at the greater of cost or fair market value. All services provided by any nonregulated subsidiary to any regulated subsidiary were priced at the lesser of cost or fair market value. All services provided by any regulated or nonregulated subsidiary to WBS were priced at cost.

WBS provided several categories of services (including financial, human resource, and administrative services) to us pursuant to the WBS AIAs, which were approved, or from which we were granted appropriate waivers, by the appropriate regulators, including the PSCW. As required by FERC regulations for centralized service companies, WBS renders services at cost. The PSCW must be notified prior to making changes to the services offered under and the allocation methods specified in the WBS AIAs. Other modifications or amendments to the WBS AIAs would require PSCW approval. Recovery of allocated costs is addressed in our rate cases.

On April 1, 2016, we, along with WEC Energy Group, filed a new agreement for approval with the PSCW and all other relevant state commissions. The PSCW approved the new agreement in August 2016. We later received approval from the two other states reviewing the agreement, and the new agreement took effect January 1, 2017. The new agreement replaces the previous agreements. The pricing methodology and services under this new agreement are substantially identical to those under the agreements being replaced. In February 2017, a request was filed with the PSCW for modifications to the new AIA to incorporate WEC Energy Group's acquisition of a natural gas storage facility in Michigan. For more information on the natural gas storage facility acquisition, see below.

We hold a 10.37% investment in WPSI, which holds an approximate 34% interest in ATC. We provide services to and receive services from ATC for its transmission facilities under several agreements approved by the PSCW. Services were billed to ATC under these agreements at our fully allocated cost. Effective January 1, 2017, based upon input we received from the PSCW, we transferred our ownership interest in WPSI to another subsidiary of Integrys. This transaction was a non-cash equity transfer between entities under common control, and therefore, did not result in a gain or loss recognized.

We provide services to WRPC under an operating agreement approved by the PSCW. We are also under a service agreement with WRPC under which either party may be a service provider. Services are billed to and from WRPC under these agreements at a fully allocated cost.

2016 Form 10-K	56	Wisconsin Public Service Corporation

The table below includes information summarizing other transactions entered into with related parties:

(in millions)	December 31, 2016	December 31, 2015
Accounts receivable
Service provided to ATC	$1.1	$0.5
Notes payable, current portion *
Integrys	—	2.9
Accounts payable
Network transmission services from ATC	8.8	8.5
Liability related to income tax allocation
Integrys	4.8	5.4

*	WPS Leasing, our former consolidated subsidiary, had a note payable to our parent company, Integrys, that was paid off in May 2016.

The following table shows activity associated with related party transactions for the years ended December 31:

(in millions)	2016	2015	2014
Electric transactions
Sales to UPPCO (1)	$—	$—	$15.3
Natural gas transactions
Sales to WE	1.9	0.4	—
Purchases from IES (2)	—	—	2.5
Transactions with WE (3)
Billings to WE	4.2	4.9	—
Billings from WE	9.0	13.4	—
Transactions with WBS
Billings to WBS (4)	21.7	9.7	7.6
Billings from WBS (5)	171.0	148.4	149.0
Transactions with equity-method investees
Charges from ATC for network transmission services	109.4	101.3	99.0
Charges to ATC for services and construction	8.6	10.3	8.6
Purchases of energy from WRPC	3.7	3.8	3.7
Charges to WRPC for operations	0.7	1.1	1.4
Equity earnings from WPSI (6)	8.7	7.7	9.5

(1)	Integrys sold UPPCO in August 2014.

(2)	Integrys sold IES's retail energy business in November 2014.

(3)	Includes amounts billed for services, pass through costs, and other items in accordance with the approved AIAs discussed above.

(4)	Includes $7.3 million for the transfer of certain software assets to WBS for the year ended December 31, 2016 .

(5)	Includes $18.2 million for the transfer of certain benefit-related liabilities to WBS and $34.1 million for the transfer of certain software assets to us for the year ended December 31, 2016.

(6)
At December 31, 2016, WPSI was an indirect wholly-owned subsidiary of WEC Energy Group that was jointly owned by Integrys and us. WPSI holds an approximate 34% ownership interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. At December 31, 2016, we had a 10.37% interest in WPSI accounted for under the equity method. On January 1, 2017, we transferred our interest in WPSI to another subsidiary of Integrys.

Upper Michigan Energy Resources Corporation

In December 2016, both the MPSC and the PSCW approved the operation of UMERC as a stand-alone utility in the Upper Peninsula of Michigan. UMERC, a subsidiary of WEC Energy Group, became operational effective January 1, 2017, and we transferred customers and property, plant, and equipment as of that date. We transferred approximately 9,000 retail electric customers and 5,300 natural gas customers to UMERC, along with approximately 600 miles of electric distribution lines and approximately 100 miles of natural gas distribution mains. We also transferred related electric distribution substations in the Upper Peninsula of Michigan and all property rights for the distribution assets to UMERC. The estimated net book value of the property, plant, and equipment

2016 Form 10-K	57	Wisconsin Public Service Corporation

transferred to UMERC from us as of January 1, 2017, was $19 million. This transaction was a non-cash equity transfer between entities under common control, and therefore, did not result in a gain or loss recognized.

UMERC obtains its energy through the MISO Energy Markets and meets its market obligations through power purchase agreements with us and WE. The new utility has also proposed a long-term generation solution for electric reliability in the region. See Note 19, Regulatory Environment, for more information.

Parent Company's Acquisition of a Natural Gas Storage Facility in Michigan

In January 2017, WEC Energy Group signed an agreement for the acquisition of a natural gas storage facility in Michigan that would provide for some of our storage needs for our natural gas utility operations. We plan to enter into a long-term service agreement to take the allocated storage, subject to PSCW approval and closing of the acquisition. PSCW approval and closing of this transaction are expected to occur by the third quarter of 2017.

NOTE 4—SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)	2016	2015	2014
Cash (paid) for interest, net of amount capitalized	$(54.6)	$(58.1)	$(56.8)
Cash received (paid) for income taxes, net	39.9	(14.5)	6.2
Significant non-cash transactions:
Accounts payable related to construction costs	67.2	70.5	54.0

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets were reflected on our balance sheets as of December 31:

(in millions)	2016	2015	See Note
Regulatory assets (1) (2)
Unrecognized pension and OPEB costs (3)	$182.9	$176.6	15
Environmental remediation costs (4)	116.0	104.4	16
Income tax related items (5)	55.7	40.8
Termination of a tolling agreement with Fox Energy Company LLC (6)	33.7	39.1
Crane Creek production tax credits (7)	29.6	30.9
De Pere Energy Center (8)	16.7	19.0
Other, net	31.2	51.9
Total regulatory assets	$465.8	$462.7

Balance Sheet Presentation
Current assets (9)	$—	$0.2
Regulatory assets	465.8	462.5
Total regulatory assets	$465.8	$462.7

(1)	Based on prior and current rate treatment, we believe it is probable that we will continue to recover from customers the regulatory assets in the table.

(2)
As of December 31, 2016, we had $18.8 million of regulatory assets not earning a return. The regulatory assets not earning a return relate to certain environmental remediation costs, the recovery of which depends on the timing of the actual expenditures.

(3)
Represents the unrecognized future pension and OPEB costs resulting from actuarial gains and losses on defined benefit and OPEB plans. We are authorized recovery of this regulatory asset over the average remaining service life of each plan.

(4)	As of December 31, 2016, we had not yet made cash expenditures for $97.2 million of these environmental remediation costs.

(5)	Represents adjustments related to deferred income taxes, which are recovered in rates as the temporary differences that generated the income tax benefit reverse.

2016 Form 10-K	58	Wisconsin Public Service Corporation

(6)
Represents an early termination fee of a tolling agreement we had with the Fox Energy Center. Prior to the purchase of the Fox Energy Center in 2013, we supplied natural gas for the facility and purchased capacity and the associated energy output under the tolling agreement. We are authorized recovery of this asset over a nine-year period that began on January 1, 2014.

(7)
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

(8)
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

(9)	Short-term regulatory assets are recorded in accounts receivable and unbilled revenues on our balance sheets.

The following regulatory liabilities were reflected on our balance sheets as of December 31:

(in millions)	2016	2015	See Note
Regulatory liabilities
Removal costs (1)	$248.9	$243.7
Energy costs refundable through rate adjustments (2)	14.5	29.4
Unrecognized pension and OPEB costs (3)	14.3	1.0	15
Crane Creek depreciation deferral (4)	8.0	8.3
Other, net	10.8	11.2
Total regulatory liabilities	$296.5	$293.6

Balance Sheet Presentation
Other current liabilities	$5.2	$3.6
Regulatory liabilities	291.3	290.0
Total regulatory liabilities	$296.5	$293.6

(1)	Represents amounts collected from customers to cover the cost of future removal of property, plant, and equipment.

(2)	Represents energy costs that will be refunded to customers in the future.

(3)
Represents the unrecognized future pension and OPEB costs resulting from actuarial gains and losses on defined benefit and OPEB plans. We will amortize this regulatory liability into net periodic benefit cost over the average remaining service life of each plan.

(4)
Represents the book depreciation taken on the Crane Creek wind project prior to our election to claim a Section 1603 Grant for the project in lieu of the production tax credit. See more information in the regulatory assets section above.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following utility and non-utility assets at December 31:

(in millions)	2016	2015
Utility property, plant, and equipment	$5,144.5	$4,541.2
Less: Accumulated depreciation	1,594.7	1,559.6
Net	3,549.8	2,981.6
CWIP	111.9	434.2
Net utility property, plant, and equipment	3,661.7	3,415.8

Non-utility property, plant, and equipment	0.7	8.9
Less: Accumulated depreciation	0.4	6.1
Net non-utility plant	0.3	2.8

Total property, plant, and equipment	$3,662.0	$3,418.6

2016 Form 10-K	59	Wisconsin Public Service Corporation

On January 1, 2017, we transferred approximately 600 miles of electric distribution lines and approximately 100 miles of natural gas distribution mains to UMERC. We also transferred related electric distribution substations in the Upper Peninsula of Michigan. The estimated net book value of the property, plant, and equipment we transferred to UMERC was $19 million. See Note 3, Related Parties, and Note 19, Regulatory Environment, for more information.

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

Information related to jointly owned facilities at December 31, 2016 was as follows:

(in millions, except for percentages and MWs)	Weston Unit 4	Columbia Energy Center Units 1 and 2		Edgewater Unit 4
Ownership	70.0%	31.8%	(2)	31.8%
Our share of rated capacity (MWs) (1)	373.5	334.4		98.0
In-service date	2008	1975 and 1978		1969
Property, plant, and equipment	$596.3	$417.9		$45.8
Accumulated depreciation	$(170.3)	$(128.3)		$(31.7)
CWIP	$0.2	$41.2		$0.1

(1)
Based on expected capacity ratings for summer 2017. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand.

(2)
Columbia Energy Center (Columbia) is jointly owned by Wisconsin Power and Light (WPL), Madison Gas and Electric (MGE), and us. In October 2016, WPL received an order from the PSCW approving amendments to the Columbia joint operating agreement between the parties allowing MGE and us to forgo certain capital expenditures. As a result, WPL will incur these capital expenditures in exchange for a proportional increase in its ownership share of Columbia. Based upon the additional capital expenditures WPL expects to incur through June 1, 2020, our ownership interest would decrease to 27.5%.

Our proportionate share of direct expenses for the joint operation of these plants is recorded in operating expenses in the income statements. We have supplied our own financing for all jointly owned projects. See Note 16, Commitments and Contingencies, for information related to the requirement to refuel, repower, or retire Edgewater Unit 4.

NOTE 8—ASSET RETIREMENT OBLIGATIONS

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

The following table shows changes to our AROs during the years ended December 31:

(in millions)	2016		2015		2014
Balance as of January 1	$32.7		$20.3		$18.0
Accretion	1.5		1.2		1.0
Additions and revisions to estimated cash flows	(1.6)	(1)	11.4	(2)	1.5	(3)
Liabilities settled	—		(0.2)		(0.2)
Balance as of December 31	$32.6		$32.7		$20.3

(1)	We revised the AROs recorded for our fly-ash landfills during 2016 due to changes in estimated removal costs.

2016 Form 10-K	60	Wisconsin Public Service Corporation

(2)
During 2015, an ARO of $9.0 million was recorded for the Hazardous and Solid Waste Management System; Disposal of Coal Combustion Residuals from Electric Utilities rule passed by the EPA in April 2015. In addition, we revised the AROs recorded for our fly-ash landfills due to changes in estimated removal costs and settlement dates.

(3)	We revised the AROs recorded for the asbestos at our electric generation facilities during 2014 primarily due to changes in estimated settlement dates.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the years ended December 31, 2016 and 2015.

Due to the WEC Merger, we changed the date of our annual goodwill impairment test from April 1 to July 1. Since no more than 12 months is allowed to elapse between impairment tests, we performed a step zero qualitative impairment test as of April 1, 2016, and a quantitative impairment test as of July 1, 2016. No impairments resulted from these tests.

The identifiable intangible assets other than goodwill listed below are classified as other long-term assets on our balance sheets.

	December 31, 2016			December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets *	$15.6	$(10.7)	$4.9	$15.6	$(7.5)	$8.1
Unamortized intangible assets	0.4	—	0.4	0.4	—	0.4
Total intangible assets	$16.0	$(10.7)	$5.3	$16.0	$(7.5)	$8.5

*
Represents contractual service agreements that provide for major maintenance and protection against unforeseen maintenance costs related to the combustion turbine generators at the Fox Energy Center. The remaining weighted-average amortization period for these intangible assets at December 31, 2016, was approximately three years.

NOTE 10—COMMON EQUITY

Stock-Based Compensation

The following table summarizes our pre-tax stock-based compensation expense and the related tax benefit for the years ended December 31:

(in millions)	2016	2015	2014
WEC Energy Group stock options	$0.5	$—	$—
WEC Energy Group restricted shares	1.4	—	—
WEC Energy Group performance units	1.5	—	—
Integrys stock options	—	—	1.0
Integrys performance stock rights	—	1.3	6.3
Integrys restricted share units	—	3.5	3.8
Stock-based compensation expense	$3.4	$4.8	$11.1
Related tax benefit	$1.4	$1.9	$4.4

Stock-based compensation costs capitalized during 2016, 2015, and 2014 were not significant.

2016 Form 10-K	61	Wisconsin Public Service Corporation

Stock Options

The following is a summary of our employees' WEC Energy Group stock option activity during 2016:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2016	—	$—
Granted	24,485	$55.36
Outstanding as of December 31, 2016	24,485	$55.36	9.1	$0.1
Exercisable as of December 31, 2016	1,840	$55.36	9.1	$—

The aggregate intrinsic value of outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they exercised all of their options on December 31, 2016. This is calculated as the difference between WEC Energy Group's closing stock price on December 31, 2016, and the option exercise price, multiplied by the number of in-the-money stock options.

As of December 31, 2016, our estimated unrecognized compensation cost related to unvested WEC Energy Group stock options was not significant.

During the first quarter of 2017, the Compensation Committee awarded 23,300 non-qualified WEC Energy Group stock options with an exercise price of $58.31 and a weighted-average grant date fair value of $7.53 per option to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

Restricted Shares

The following is a summary of our employees' WEC Energy Group restricted stock activity during 2016:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1, 2016	—	$—
Granted	18,306	$55.48
Forfeited	(4,071)	$55.48
Outstanding as of December 31, 2016	14,235	$55.48

As of December 31, 2016, we expect to recognize approximately $1.2 million of unrecognized compensation cost related to WEC Energy Group restricted stock over the next 2.0 years on a weighted-average basis.

During the first quarter of 2017, the Compensation Committee awarded 2,313 WEC Energy Group restricted shares to our officers and other key employees under its normal schedule of awarding long-term incentive compensation. The grant date fair value of these awards was $58.10 per share.

Performance Units

In 2016, the Compensation Committee awarded 9,235 WEC Energy Group performance units to our officers and other key employees under the WEC Energy Group Performance Unit Plan.

As of December 31, 2016, we expect to recognize approximately $1.9 million of unrecognized compensation cost related to WEC Energy Group performance units over the next 1.4 years on a weighted-average basis.

In January 2017, the Compensation Committee awarded 10,025 WEC Energy Group performance units to our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

2016 Form 10-K	62	Wisconsin Public Service Corporation

Restrictions

Various laws, regulations, and financial covenants impose restrictions on our ability to transfer funds to Integrys in the form of cash dividends, loans or advances. In addition, under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to WEC Energy Group or Integrys.

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

See Note 12, Short-Term Debt and Lines of Credit, for discussion of certain financial covenants related to short-term debt obligations.

As of December 31, 2016, our restricted retained earnings totaled $531.9 million. Our equity in undistributed earnings of investees accounted for by the equity method was $34.5 million at December 31, 2016.

Except for the restrictions described above and subject to applicable law, we do not have any other significant dividend restrictions.

NOTE 11—PREFERRED STOCK

We have 1,000,000 shares of preferred stock with a $100 par value authorized for issuance, of which none were issued and outstanding at December 31, 2016 and 2015.

NOTE 12—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates as of December 31:

(in millions, except percentages)	2016	2015
Commercial paper
Amount outstanding at December 31	$176.8	$182.8
Average interest rate on amounts outstanding at December 31	1.01%	0.66%

Our average amount of commercial paper borrowings based on daily outstanding balances during 2016 was $145.8 million, with a weighted-average interest rate during the period of 0.62%.

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

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including remaining available capacity under this facility as of December 31:

(in millions)	Maturity	2016
Revolving credit facility	December 2020	$250.0

Less: commercial paper outstanding		176.8

Available capacity under existing agreement		$73.2

This facility has a renewal provision for two one-year extensions, subject to lender approval.

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

2016 Form 10-K	63	Wisconsin Public Service Corporation

NOTE 13—LONG-TERM DEBT

See our statements of capitalization for details on our long-term debt.

The following table shows the future maturities of our long-term debt outstanding as of December 31, 2016:

(in millions)	Payments
2017	$125.0
2018	250.0
2019	—
2020	—
2021	—
Thereafter	925.0
Total	$1,300.0

We amortize debt premiums, discounts, and debt issuance costs over the life of the debt and we include the costs in interest expense.

NOTE 14—INCOME TAXES

Income Tax Expense

The following table is a summary of income tax expense for each of the years ended December 31:

(in millions)	2016	2015	2014
Current tax expense	$(52.5)	$31.4	$(6.1)
Deferred income taxes, net	143.3	44.0	91.1
Investment tax credit, net	(0.3)	(0.4)	(0.3)
Total income tax expense	$90.5	$75.0	$84.7

Statutory Rate Reconciliation

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	2016		2015		2014
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Expected tax at statutory federal tax rates	$86.2	35.0%	$70.1	35.0%	$78.9	35.0%
State income taxes net of federal tax benefit	11.6	4.7	9.9	5.0	10.9	4.8
AFUDC – Equity	(6.8)	(2.7)	(5.3)	(2.6)	(3.8)	(1.7)
Other, net	(0.5)	(0.2)	0.3	0.1	(1.3)	(0.5)
Total income tax expense	$90.5	36.8%	$75.0	37.5%	$84.7	37.6%

2016 Form 10-K	64	Wisconsin Public Service Corporation

Deferred Income Tax Assets and Liabilities

The components of deferred income taxes as of December 31 are as follows:

(in millions)	2016	2015
Total deferred tax assets	$12.9	$23.9

Deferred tax liabilities
Plant-related	800.5	639.1
Employee benefits and compensation	99.3	91.7
Regulatory deferrals	38.4	52.0
Other	4.2	15.2
Total deferred tax liabilities	942.4	798.0
Deferred tax liability, net	$929.5	$774.1

Consistent with rate-making treatment, deferred taxes in the table above are offset for temporary differences that have related regulatory assets and liabilities.

As of December 31, 2016, we had $11.4 million and $5.7 million of net operating loss and tax credit carryforwards resulting in deferred tax assets of $4.0 million and $5.7 million, respectively. These federal net operating loss and tax credit carryforwards begin to expire in 2028. We expect to have future taxable income sufficient to utilize these deferred tax assets. As of December 31, 2015, we had $46.1 million and $5.0 million of net operating loss and tax credit carryforwards resulting in deferred tax assets of $16.1 million and $5.0 million, respectively. As of December 31, 2016 and 2015, we had $18.6 million and $0.4 million, respectively, of state net operating loss carryforwards resulting in deferred tax assets of $1.0 million and zero. These state net operating loss carryforwards begin to expire in 2035. We expect to have future taxable income sufficient to utilize these deferred tax assets.

Unrecognized Tax Benefits

We had no unrecognized tax benefits at December 31, 2016, and 2015.

We had no accrued interest or penalties related to unrecognized tax benefits at December 31, 2016, and 2015.

We do not expect any unrecognized tax benefits to affect our effective tax rate in periods after December 31, 2016.

With a few exceptions, we are no longer subject to federal income tax examinations by the United States Internal Revenue Service for years prior to 2013. We file state tax returns based on income in our major state operating jurisdictions of Wisconsin and Michigan. We are no longer subject to state and local tax examinations for years prior to 2011. As of December 31, 2016, we were subject to examination by the Wisconsin taxing authority for tax years 2011 through 2016 and the Michigan taxing authority for tax years 2012 through 2016. During 2016, the Michigan taxing authority completed its examination of tax years 2008 through 2011.

NOTE 15—EMPLOYEE BENEFITS

Pension and Other Postretirement Employee Benefits

Through December 31, 2016, we participated in the Integrys Energy Group Retirement Plan, a noncontributory, qualified pension plan sponsored by WBS. We were responsible for our share of the plan assets and obligations. Effective January 1, 2017, the Integrys Energy Group Retirement Plan was split into six separate plans. As a result, we now have our own pension plan. While the split did not impact our pension benefit obligation, federal regulations required a different allocation of assets among the new plans. Assets were transferred out of our plan in January 2017, however we made additional contributions to the plan as discussed below.

We serve as plan sponsor and administrator for certain OPEB plans. The benefits are funded through irrevocable trusts, as allowed for income tax purposes. Our balance sheets reflect only the liabilities associated with our past and current employees and our share of the plan assets and obligations. WEC Energy Group also offers medical, dental, and life insurance benefits to our active employees and their dependents. We expense the allocated costs of these benefits as incurred.

2016 Form 10-K	65	Wisconsin Public Service Corporation

The defined benefit pension plans are closed to all new hires. In addition, the service accruals for the defined benefit pension plans were frozen for non-union employees as of January 1, 2013. These employees receive an annual company contribution to their
401(k) savings plan, which is calculated based on age, wages, and full years of vesting service as of December 31 each year. In March 2014, we remeasured the obligations of certain OPEB plans as a result of a plan design change to move participants age 65 and older to a Medicare Advantage plan starting January 1, 2015.

We use a year-end measurement date to measure the funded status of all of the pension and OPEB plans. Due to the regulated nature of our business, we have concluded that substantially all of the unrecognized costs resulting from the recognition of the funded status of the pension and OPEB plans qualify as a regulatory asset.

The following tables provide a reconciliation of the changes in our share of the plans' benefit obligations and fair value of assets:

	Pension Costs		OPEB Costs
(in millions)	2016	2015	2016	2015
Change in benefit obligation
Obligation at January 1	$633.9	$791.8	$231.6	$252.5
Service cost	9.9	10.7	7.3	8.7
Interest cost	27.0	31.7	10.6	10.4
Plan amendments	—	—	(18.9)	—
Transfer to/from affiliates *	6.2	(130.5)	—	—
Actuarial loss (gain)	26.1	(36.4)	0.6	(31.7)
Participant contributions	—	—	0.4	0.3
Benefit payments	(47.9)	(33.3)	(8.5)	(8.6)
Plan curtailment	—	(0.1)	—	—
Obligation at December 31	$655.2	$633.9	$223.1	$231.6

Change in fair value of plan assets
Fair value at January 1	$719.0	$897.4	$224.5	$236.6
Actual return on plan assets	58.0	(29.4)	14.6	(5.1)
Employer contributions	1.3	1.1	0.1	1.3
Participant contributions	—	—	0.4	0.3
Benefit payments	(47.9)	(33.3)	(8.5)	(8.6)
Transfer to/from affiliates *	6.2	(116.8)	—	—
Fair value at December 31	$736.6	$719.0	$231.1	$224.5
Funded status at December 31	$81.4	$85.1	$8.0	$(7.1)

*
Benefit obligations and plan assets were moved along with our employees who were transferred to/from affiliated entities. As a result of the WEC Merger, certain of our employees were realigned across WEC Energy Group's various subsidiaries.

The amounts recognized on our balance sheets at December 31 related to the funded status of the benefit plans were as follows:

	Pension Costs		OPEB Costs
(in millions)	2016	2015	2016	2015
Pension and OPEB assets	$89.0	$93.8	$25.8	$8.6
Pension and OPEB obligations	7.6	8.7	17.8	15.7
Total net assets (liabilities)	$81.4	$85.1	$8.0	$(7.1)

The accumulated benefit obligation for the defined benefit pension plans was $590.8 million and $569.6 million at December 31, 2016, and 2015, respectively.

The following table shows information for pension plans with an accumulated benefit obligation in excess of plan assets. There were no plan assets related to these pension plans. Amounts presented are as of December 31:

(in millions)	2016	2015
Projected benefit obligation	$7.6	$8.7
Accumulated benefit obligation	7.6	8.5

2016 Form 10-K	66	Wisconsin Public Service Corporation

The following table shows the amounts that had not yet been recognized in our net periodic benefit cost as of December 31:

	Pension Costs		OPEB Costs
(in millions)	2016	2015	2016	2015
Net regulatory assets
Net actuarial loss	$221.4	$61.2	$27.8	$5.2
Prior service credits	—	—	(80.6)	—
Total	$221.4	$61.2	$(52.8)	$5.2

The following table shows the estimated amounts that will be amortized into net periodic benefit cost during 2017:

(in millions)	Pension Costs	OPEB Costs
Net actuarial loss	$17.3	$2.5
Prior service credits	—	(9.2)
Total 2017 – estimated amortization	$17.3	$(6.7)

The components of net periodic benefit cost (including amounts capitalized to our balance sheets) for the years ended December 31 were as follows:

	Pension Costs			OPEB Costs
(in millions)	2016	2015	2014	2016	2015	2014
Service cost	$9.9	$10.7	$8.6	$7.3	$8.7	$7.7
Interest cost	27.0	31.7	34.4	10.6	10.4	11.5
Expected return on plan assets	(52.6)	(64.8)	(64.1)	(15.9)	(16.0)	(16.0)
Loss on plan settlement	3.4	0.1	0.4	—	—	—
Amortization of prior service cost (credit)	—	0.2	0.6	(7.4)	(9.3)	(8.0)
Amortization of net actuarial loss	18.0	21.0	15.0	2.5	3.7	2.8
Net periodic benefit cost	$5.7	$(1.1)	$(5.1)	$(2.9)	$(2.5)	$(2.0)

The weighted-average assumptions used to determine the benefit obligations for the plans were as follows for the years ended December 31:

	Pension		OPEB
	2016	2015	2016	2015
Discount rate	4.19%	4.49%	4.21%	4.46%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Assumed medical cost trend rate	N/A	N/A	7.00%	7.50%
Ultimate trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2021	2021

The weighted-average assumptions used to determine net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Costs
	2016	2015	2014
Discount rate	4.25%	4.08%	4.92%
Expected return on assets	7.25%	7.75%	8.00%
Rate of compensation increase	4.00%	4.23%	4.25%

	OPEB Costs
	2016	2015	2014
Discount rate	4.46%	4.11%	4.78%
Expected return on assets	7.25%	7.75%	8.00%
Assumed medical cost trend rate (Pre 65/Post 65)	7.50%	6.00%	6.50%
Ultimate trend rate	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	2021	2023	2019

2016 Form 10-K	67	Wisconsin Public Service Corporation

WEC Energy Group consults with its investment advisors on an annual basis to help forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the fund. For 2017, the expected return on assets assumption for the pension and OPEB plans is 7.25%.

Assumed health care cost trend rates have a significant effect on the amounts reported by us for the health care plans. For the year ended December 31, 2016, a one-percentage-point change in assumed health care cost trend rates would have had the following effects:

(in millions)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$3.3	$(2.6)
Effect on the health care component of the accumulated postretirement benefit obligation	29.9	(23.7)

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

Our pension trust target asset allocation is 60% equity securities and 40% fixed income securities. The two largest OPEB trusts have target asset allocations of 50% equity investments and 50% fixed income, and 45% equity investments and 55% fixed income, respectively. Equity securities primarily include investments in large-cap, mid-cap, and small-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage and other asset backed securities, commercial paper, and United States Treasuries.

Pension and OPEB plan investments are recorded at fair value. See Note 1(p), Fair Value Measurements, for more information regarding the fair value hierarchy and the classification of fair value measurements based on the types of inputs used. Following our adoption of ASU 2015-07 on January 1, 2016, the assets that are not subject to leveling are investments that are valued using the net asset value per share (or its equivalent) practical expedient. We have applied this approach retrospectively to the 2015 table for comparability.

The following tables provide the fair values of our investments by asset class:

	December 31, 2016
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Cash and cash equivalents	$1.3	$19.2	$—	$20.5	$10.3	$0.2	$—	$10.5
Equity securities:
United States Equity	94.9	0.1	—	95.0	7.1	—	—	7.1
International Equity	18.1	0.3	—	18.4	0.3	0.1	—	0.4
Fixed income securities: *
United States Bonds	—	151.7	0.5	152.2	—	33.2	—	33.2
International Bonds	—	20.1	—	20.1	—	1.8	—	1.8
	$114.3	$191.4	$0.5	$306.2	$17.7	$35.3	$—	$53.0
Investments measured at net asset value				$430.4				$178.1
Total	$114.3	$191.4	$0.5	$736.6	$17.7	$35.3	$—	$231.1

*	This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

2016 Form 10-K	68	Wisconsin Public Service Corporation

	December 31, 2015
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Cash and cash equivalents	$—	$16.3	$—	$16.3	$3.7	$0.2	$—	$3.9
Equity securities:
United States Equity	18.7	1.9	—	20.6	5.8	—	—	5.8
International Equity	39.7	—	—	39.7	15.9	—	—	15.9
Fixed income securities: *
United States Bonds	6.3	93.6	—	99.9	0.1	1.1	—	1.2
International Bonds	—	22.1	—	22.1	—	0.2	—	0.2
	$64.7	$133.9	$—	$198.6	$25.5	$1.5	$—	$27.0
Investments measured at net asset value				$520.4				$197.5
Total	$64.7	$133.9	$—	$719.0	$25.5	$1.5	$—	$224.5

*	This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

The following table sets forth a reconciliation of changes in the fair value of pension plan assets categorized as Level 3 in 2016. There was no level 3 activity in 2015.

(in millions)	United States Bonds
Beginning balance at January 1, 2016	$—
Purchases	0.5
Ending balance at December 31, 2016	$0.5

Cash Flows

In January 2017, we contributed $65.0 million to the pension plan and expect to contribute an additional $0.7 million in 2017, dependent on various factors affecting us, including our liquidity position and tax law changes. We do not expect to contribute to the OPEB plans in 2017.

The following table shows the payments, reflecting expected future service, that we expect to make for pension and OPEB.

(in millions)	Pension Costs	OPEB Costs
2017	$31.9	$9.7
2018	32.3	10.7
2019	33.2	11.4
2020	35.0	11.1
2021	35.5	11.6
2022-2026	179.3	63.5

Savings Plans

WEC Energy Group sponsors a 401(k) savings plan which allows substantially all of our full-time employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. A percentage of employee contributions are matched by us through a contribution into the employee's savings plan account, up to certain limits. Certain employees participate in a defined contribution pension plan, in which amounts are contributed to an employee's savings plan account based on the employee's wages, age, and years of service. Our share of the total costs incurred under all of these plans was $9.0 million in 2016, $9.7 million in 2015, and $8.6 million in 2014.

NOTE 16—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, operating leases, environmental matters, and enforcement and litigation matters.

2016 Form 10-K	69	Wisconsin Public Service Corporation

Unconditional Purchase Obligations

We routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates.

The following table shows our minimum future commitments related to these purchase obligations as of December 31, 2016.

			Payments Due By Period
(in millions)	Date Contracts Extend Through	Total Amounts Committed	2017	2018	2019	2020	2021	Later Years
Electric utility:
Purchased power	2027	$622.7	$85.8	$54.7	$57.7	$60.1	$58.7	$305.7
Coal supply and transportation	2019	141.9	85.8	42.8	13.3	—	—	—
Natural gas utility supply and transportation	2024	155.2	43.7	42.4	27.1	14.6	11.8	15.6
Total		$919.8	$215.3	$139.9	$98.1	$74.7	$70.5	$321.3

Operating Leases

We lease property, plant, and equipment under various terms. The operating leases generally require us to pay property taxes, insurance premiums, and maintenance costs associated with the leased property. Many of our leases contain one of the following options upon the end of the lease term: (a) purchase the property at the current fair market value, or (b) exercise a renewal option, as set forth in the lease agreement.

Rental expense attributable to operating leases was $1.5 million, $1.4 million, and $1.6 million in 2016, 2015, and 2014, respectively.

Future minimum payments under noncancelable operating leases are payable as follows:

Year Ending December 31	Payments (in millions)
2017	$0.4
2018	0.6
2019	0.4
2020	0.5
2021	0.5
Later years	11.8
Total	$14.2

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

We have continued to pursue a proactive strategy to manage our environmental compliance obligations, including:

•	the development of additional sources of renewable electric energy supply;

•	the addition of improvements for water quality matters such as treatment technologies to meet regulatory discharge limits and improvements to our cooling water intake systems;

•	the addition of emission control equipment to existing facilities to comply with ambient air quality standards and federal clean air rules;

•	the protection of wetlands and waterways, threatened and endangered species, and cultural resources associated with utility construction projects;

2016 Form 10-K	70	Wisconsin Public Service Corporation

•	the retirement of old coal-fired power plants and conversion to modern, efficient, natural gas generation and super-critical pulverized coal generation;

•	the beneficial use of ash and other products from coal-fired generating units; and

•	the remediation of former manufactured gas plant sites.

Air Quality

Cross-State Air Pollution Rule

In July 2011, the EPA issued the CSAPR, which replaced a previous rule, the Clean Air Interstate Rule. The purpose of the CSAPR was to limit the interstate transport of NOx and SO2 that contribute to fine particulate matter and ozone nonattainment in downwind states through a proposed allowance allocation and trading plan. After several lawsuits and related appeals, in October 2014, the D.C. Circuit Court of Appeals issued a decision that allowed the EPA to begin implementing CSAPR on January 1, 2015. The emissions budgets of Phase I of the rule applied in 2015 and 2016, while the Phase II emissions budgets discussed below apply to 2017 and beyond.

In December 2015, the EPA published its proposed update to the CSAPR for the 2008 ozone NAAQS and issued the final rule in September 2016. Starting in 2017, this rule requires reductions in the ozone season (May 1 through September 30) NOx emissions from power plants in 23 states in the eastern United States, including Wisconsin. The EPA updated Phase II CSAPR NOx ozone season budgets for electric generating units in the affected states. In the final rule, the EPA significantly increased the NOx ozone season budget from the proposed rule for Wisconsin starting in 2017. We believe we are well positioned to meet the rule requirements and do not expect to incur significant costs to comply with this rule.

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

In June 2016, we provided modeling to the WDNR that shows the area around the Weston Power Plant to be in compliance. Based upon the submittal, the WDNR provided final modeling to the EPA demonstrating the area around the Weston Power Plant to be in compliance. We expect that the EPA will consider the WDNR's recommendation and finalize its recommended designation in August 2017, for finalization by the end of 2017.

We believe our fleet overall is well positioned to meet the new regulation and do not expect to incur significant costs to comply with this regulation.

8-Hour Ozone National Ambient Air Quality Standards

The EPA completed its review of the 2008 8-hour ozone standard in November 2014, and announced a proposal to tighten (lower) the NAAQS. In October 2015, the EPA released the final rule, which lowered the limit for ground-level ozone. This is expected to cause nonattainment designations for some counties in Wisconsin with potential future impacts for our fossil-fueled power plant fleet. For nonattainment areas, the state of Wisconsin will have to develop a state implementation plan to bring the areas back into attainment. We will be required to comply with this state implementation plan no earlier than 2020 and are in the process of reviewing and determining potential impacts resulting from this rule. We believe we are well positioned to meet the rule requirements and do not expect to incur significant costs to comply with this rule.

Mercury and Other Hazardous Air Pollutants

In December 2011, the EPA issued the final MATS rule, which imposed stringent limitations on emissions of mercury and other hazardous air pollutants from coal and oil-fired electric generating units beginning in April 2015. In addition, Wisconsin has state mercury rules that require a 90% reduction of mercury; however, these rules are not in effect as long as MATS is in place. In June 2015, the Supreme Court ruled on a challenge to the MATS rule and remanded the case back to the D.C. Circuit Court of Appeals, ruling that the EPA failed to appropriately consider the cost of the regulation. The MATS rule remains in effect until the D.C. Circuit Court of Appeals takes action on the EPA's April 2016 updated cost evaluation.

2016 Form 10-K	71	Wisconsin Public Service Corporation

We believe that our fleet is well positioned to comply with the final MATS rule and do not expect to incur any significant additional costs to comply with this regulation. Construction and testing of the ReACTTM multi-pollutant control system at Weston Unit 3 is complete, and the unit is currently in compliance with both MATS and our Consent Decree emission requirements.

Climate Change

In 2015, the EPA issued the Clean Power Plan, a final rule regulating GHG emissions from existing generating units, a proposed federal plan and model trading rules as alternatives or guides to state compliance plans, and final performance standards for modified and reconstructed generating units and new fossil-fueled power plants. In October 2015, following publication of the final rule for existing fossil-fueled generating units, numerous states (including Wisconsin), trade associations, and private parties filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. The D.C. Circuit Court of Appeals denied the stay request, but in February 2016, the Supreme Court stayed the effectiveness of the Clean Power Plan until disposition of the litigation in the D.C. Circuit Court of Appeals and to the extent that further appellate review is sought, at the Supreme Court. In addition, in February 2016, the Governor of Wisconsin issued Executive Order 186, which prohibits state agencies, departments, boards, commissions, or other state entities from developing or promoting the development of a state plan. The D.C. Circuit Court of Appeals heard the case in September 2016.

The final rule for existing fossil-fueled generating units seeks to achieve state-specific GHG emission reduction goals by 2030, and would have required states to submit plans by September 2016. The goal of the final rule is to reduce nationwide GHG emissions by 32% from 2005 levels. The rule is seeking GHG emission reductions in Wisconsin of 41% below 2012 levels by 2030. Interim goals starting in 2022 would require states to achieve about two-thirds of the 2030 required reduction. The building blocks used by the EPA to determine each state's emission reduction requirements include a combination of improving power plant efficiency, increasing reliance on combined cycle natural gas units, and adding new renewable energy resources. We continue to evaluate possible reduction opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute towards long-term GHG reductions, given the uncertain future of the Clean Power Plan and current fuel and technology markets. Our evaluation to date indicates that the Clean Power Plan, as well as current fuel markets and advances in technology, are not expected to result in significant additional compliance costs, including capital expenditures, but could impact how we operate our existing fossil-fueled power plants.

However, the timelines for the 2022 through 2029 interim goals and the 2030 final goal for states, as well as all other aspects of the rule, likely will be changed due to the stay and subsequent legal proceedings. With the new Federal Executive Administration as of January 2017, the Clean Power Plan, or its successor, could be significantly changed from the final rule of October 2015. Notwithstanding the potential changes to the Clean Power Plan, addressing climate change is an integral component of our strategic planning process. We continue to reshape our portfolio of electric generation facilities with investments that will improve our environmental performance, including reduced GHG intensity of our operating fleet. As the regulation of GHG emissions takes shape, our plan is to work with our industry partners, environmental groups, and the State of Wisconsin, with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. We continue to evaluate numerous options in order to meet our CO2 reduction goal, such as increased utilization of existing natural gas combined cycle units, co-firing or switching to natural gas in existing coal-fired units, reduced operation or retirement of existing coal-fired units, addition of new renewable energy resources (wind, solar), and consideration of supply and demand-side energy efficiency and distributed generation.

Draft Federal Plan and Model Trading Rules (Model Rules) were also published in October 2015 for use in developing state plans or for use in states where a plan is not submitted or approved. In December 2015, the state of Wisconsin submitted petitions for reconsideration of the EPA's final standards for existing, as well as for new, modified, and reconstructed generating units. A petition for reconsideration of the EPA's final standards for existing generating units was also submitted jointly by the Wisconsin utilities. Among other things, the petitions narrowly asked the EPA to consider revising the state goal for existing units to reflect the 2013 retirement of the Kewaunee Power Station, which could lower the state's CO2 equivalent reduction goal by about 10%. In May 2016, the EPA denied the state of Wisconsin's petition for reconsideration related to new, modified, and reconstructed generating units. The EPA has not issued decisions yet regarding the above referenced petitions for reconsideration of the final EPA standards for existing generating units. In December 2016, the EPA withdrew the draft Model Rules and accompanying draft documents from the review process and made working drafts available to the public. They are not final documents, are not signed by the Administrator, and will not be published in the Federal Register. The EPA’s docket will remain open, with the potential for completing the agency’s work on these materials and finalizing them at a later date.

We are required to report our CO2 equivalent emissions from our electric generating facilities under the EPA Greenhouse Gases Reporting Program. For 2015, we reported aggregated CO2 equivalent emissions of approximately 5.7 million metric tonnes to the

2016 Form 10-K	72	Wisconsin Public Service Corporation

EPA. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 5.7 million metric tonnes to the EPA for 2016. The level of CO2 and other GHG emissions vary from year to year and are dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed, and how our units are dispatched by MISO.

We are also required to report CO2 equivalent amounts related to the natural gas that our natural gas operations distribute and sell. For 2015, we reported aggregated CO2 equivalent emissions of approximately 3.5 million metric tonnes to the EPA. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 3.6 million metric tonnes to the EPA for 2016.

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

In August 2014, the EPA issued a final regulation under Section 316(b) of the Clean Water Act, which requires that the location, design, construction, and capacity of cooling water intake structures at existing power plants reflect the Best Technology Available (BTA) for minimizing adverse environmental impacts from both impingement (entrapping organisms on water intake screens) and entrainment (drawing organisms into water intake). The rule became effective in October 2014, and applies to all of our existing generating facilities with cooling water intake structures.

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

During 2017 and 2018, we will continue to complete studies and evaluate options to address the EM BTA requirements at our plants. With the exception of Weston Units 3 and 4 (which have existing cooling towers that meet EM BTA requirements), we cannot yet determine what, if any, intake structure or operational modifications will be required to meet the new EM BTA requirements at our facilities. We also expect that limited studies to support WDNR BTA determinations will be conducted at the Weston facility. Based on preliminary discussions with the WDNR, we anticipate that the WDNR will not require physical modifications to the Weston Unit 2 intake structure to meet the EM BTA requirements based on low capacity use of the unit. Entrainment studies are currently being conducted at Pulliam Units 7 and 8.

We believe our fleet overall is well positioned to meet the new regulation and do not expect to incur significant costs to comply with this regulation.

Steam Electric Effluent Guidelines

The EPA's final steam electric effluent guidelines rule took effect in January 2016 and applies to discharges of wastewater from our power plant processes in Wisconsin. This rule is being litigated in the United States Court of Appeals for the Fifth Circuit and may result in changes to the discharge requirements. The WDNR will continue to modify the state rules as necessary and incorporate the new requirements into our facility permits, which are renewed every five years. We expect the new requirements to be phased in between 2018 and 2023 as our permits are renewed. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. However, these standards will require additional wastewater treatment retrofits as well as installation of other equipment to minimize process water use. The final rule phases in new or more stringent requirements related to limits of arsenic, mercury, selenium, and nitrogen in wastewater discharged from wet scrubber systems. The rule also requires dry fly ash handling, which is already in place at all of our power plants. Dry bottom ash transport systems are required by the new rule, and modifications will be required at Pulliam Units 7 and 8 and Weston

2016 Form 10-K	73	Wisconsin Public Service Corporation

Unit 3. We are beginning preliminary engineering for compliance with the rule and estimate a total cost range of $25 million to $35 million for these bottom ash transport systems.

Land Quality

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites as of December 31:

(in millions)	2016	2015
Regulatory assets	$116.0	$104.4
Reserves for future remediation	97.2	83.5

Renewables, Efficiency, and Conservation

Wisconsin Legislation

In 2005, Wisconsin enacted Act 141, which established a goal that 10% of all electricity consumed in Wisconsin be generated by renewable resources by December 31, 2015. We have achieved a renewable energy percentage of 9.74% and met our compliance requirements by constructing various wind parks and by also relying on renewable energy purchases. We continue to review our renewable energy portfolios and acquire cost-effective renewables as needed to meet our requirements on an ongoing basis. The PSCW administers the renewable program related to Act 141, and we fund the program, along with other utilities, based on 1.2% of our annual operating revenues.

Michigan Legislation

In 2008, Michigan enacted Act 295, which required 10% of the state's energy to come from renewables by 2015 and energy optimization (efficiency) targets up to 1% annually by 2015. In December 2016, Michigan revised this legislation with Act 342, which requires additional renewable energy requirements beyond 2015. We were in compliance with these requirements as of December 31, 2016.

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

2016 Form 10-K	74	Wisconsin Public Service Corporation

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

The Consent Decree also contains requirements to refuel, repower, and/or retire certain Weston and Pulliam units. Effective June 1, 2015, we retired Weston Unit 1 and Pulliam Units 5 and 6. In March 2016, we submitted a proposed revision to the EPA to update requirements reflecting the conversion of Weston Unit 2 from coal to natural gas fuel, and also proposed revisions to the list of beneficial environmental projects required by the Consent Decree. These proposed revisions were approved by the EPA in May 2016. The revisions to the environmental projects are not expected to materially impact the overall costs noted above.

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

Also, in May 2010, we received from the Sierra Club a Notice of Intent to file a civil lawsuit based on allegations that we violated the CAA at the Weston and Pulliam plants. We entered into a Standstill Agreement with the Sierra Club by which the parties agreed to negotiate as part of the EPA NOV process, rather than litigate. The Standstill Agreement ended in October 2012, but no further action has been taken by the Sierra Club as of December 31, 2016. It is unknown whether the Sierra Club will take further action in the future.

Joint Ownership Power Plants Consent Decree – Columbia and Edgewater

In December 2009, the EPA issued a NOV to Wisconsin Power and Light, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric, WE (former co-owner of an Edgewater unit), and us. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. We, along with Wisconsin Power and Light, Madison Gas and Electric, and WE entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013.

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

2016 Form 10-K	75	Wisconsin Public Service Corporation

NOTE 17—FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.1	$0.1	$—	$0.2
FTRs	—	—	2.0	2.0
Coal contracts	—	0.1	—	0.1
Total derivative assets	$0.1	$0.2	$2.0	$2.3

Derivative liabilities
Coal contracts	$—	$1.4	$—	$1.4

	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.3	$—	$—	$0.3
FTRs	—	—	2.0	2.0
Total derivative assets	$0.3	$—	$2.0	$2.3

Derivative liabilities
Natural gas contracts	$0.9	$—	$—	$0.9
Petroleum products contracts	0.5	—	—	0.5
Coal contracts	—	4.7	—	4.7
Total derivative liabilities	$1.4	$4.7	$—	$6.1

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets. See Note 18, Derivative Instruments, for more information.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy at December 31:

(in millions)	2016	2015	2014
Balance at the beginning of the period	$2.0	$(0.3)	$(1.3)
Realized and unrealized losses	(0.2)	(10.7)	(1.0)
Purchases	7.1	9.8	4.3
Sales	(0.2)	(0.1)	—
Settlements	(6.7)	(1.4)	(3.5)
Transfers out of level 3	—	4.7	1.2
Balance at the end of the period	$2.0	$2.0	$(0.3)

Unrealized gains and losses on Level 3 derivatives are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on these instruments flow through cost of sales on our income statements.

2016 Form 10-K	76	Wisconsin Public Service Corporation

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	December 31, 2016		December 31, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,290.3	$1,373.4	$1,289.4	$1,350.4
Long-term debt to parent, including current portion *	—	—	2.9	3.0

*	Our former consolidated subsidiary, WPS Leasing, Inc., had a note payable to our parent company, Integrys, that was paid off in May 2016.

NOTE 18—DERIVATIVE INSTRUMENTS

The following table shows our derivative assets and derivative liabilities:

	December 31, 2016		December 31, 2015
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$0.2	$—	$0.3	$0.9
Petroleum products contracts	—	—	—	0.5
FTRs	2.0	—	2.0	—
Coal contracts	—	0.9	—	3.3
Total other current	$2.2	$0.9	$2.3	$4.7

Other long-term
Coal contracts	$0.1	$0.5	$—	$1.4
Total	$2.3	$1.4	$2.3	$6.1

Our estimated notional sales volumes and realized gains (losses) were as follows:

	December 31, 2016		December 31, 2015		December 31, 2014
(in millions)	Volume	Gains (Losses)	Volume	Gains (Losses)	Volume	Gains (Losses)
Natural gas contracts	28.6 Dth	$(1.4)	22.9 Dth	$(4.9)	20.0 Dth	$0.6
Petroleum products contracts	4.4 gallons	(0.6)	6.1 gallons	(1.7)	5.3 gallons	(0.1)
FTRs	8.4 MWh	6.0	9.0 MWh	3.3	8.7 MWh	3.2
Total		$4.0		$(3.3)		$3.7

At December 31, 2016 and 2015, we had posted cash collateral of $16.1 million and $17.6 million, respectively, in our margin accounts.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	December 31, 2016		December 31, 2015
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$2.3	$1.4	$2.3	$6.1
Gross amount not offset on the balance sheet *	—	—	(0.3)	(1.4)
Net amount	$2.3	$1.4	$2.0	$4.7

*	Includes cash collateral posted of $1.1 million at December 31, 2015. There was no cash collateral included at December 31, 2016.

2016 Form 10-K	77	Wisconsin Public Service Corporation

NOTE 19—REGULATORY ENVIRONMENT

2016 Wisconsin Rate Order

In April 2015, we initiated a rate proceeding with the PSCW. In December 2015, the PSCW issued a final written order, effective January 1, 2016. The order, which reflects a 10.0% ROE and a common equity component average of 51.0%, authorized a net retail electric rate decrease of $7.9 million (-0.8%) and a net retail natural gas rate decrease of $6.2 million (-2.1%). The decrease in retail electric rates was due to lower monitored fuel costs in 2016 compared to 2015. Absent the adjustment for electric fuel costs, we would have realized an electric rate increase. Based on the order, the PSCW allowed escrow treatment for ATC and MISO network transmission expenses through 2016. In addition, future system support resource payments will continue to be escrowed until a future rate proceeding. The order directed us to defer as a regulatory asset or liability the differences between actual transmission expenses and those included in rates. In addition, the PSCW approved a deferral for ReACT™, which required us to defer the revenue requirement of ReACT™ costs above the authorized $275.0 million level through 2016. Fuel costs will continue to be monitored using a 2% tolerance window.

In March 2016, we requested extensions from the PSCW through 2017 for the deferral of the revenue requirement of ReACT™ costs above the authorized $275.0 million level as well as escrow accounting of ATC and MISO network transmission expenses. In April 2016, we also requested to extend through 2017 the previously approved deferral of the revenue requirement difference between the Real Time Market Pricing and the standard tariffed rates for any of our current large commercial and industrial customers who entered into a service agreement with us under Real Time Market Pricing prior to April 15, 2016. These requests were approved by the PSCW in June 2016. The amounts deferred related to these items as of December 31, 2016, were not material.

2015 Wisconsin Rate Order

In April 2014, we initiated a rate proceeding with the PSCW. In December 2014, the PSCW issued a final written order, effective January 1, 2015. It authorized a net retail electric rate increase of $24.6 million and a net retail natural gas rate decrease of $15.4 million, reflecting a 10.20% ROE. The order also included a common equity component average of 50.28%. The PSCW approved a change in rate design, which included higher fixed charges to better match the related fixed costs of providing service. In addition, the order continued to exclude a decoupling mechanism that was terminated beginning January 1, 2014.

The primary driver of the increase in retail electric rates was higher costs of fuel for electric generation of approximately $42.0 million. In addition, 2015 rates include approximately $9.0 million of lower refunds to customers related to decoupling over-collections. In 2015 rates, we refunded approximately $4.0 million to customers related to 2013 decoupling over-collections compared with refunding approximately $13.0 million to customers in 2014 rates related to 2012 decoupling over-collections. Absent these adjustments for electric fuel costs and decoupling refunds, we would have realized an electric rate decrease. In addition, we received approval from the PSCW to defer and amortize the undepreciated book value associated with Pulliam Units 5 and 6 and Weston Unit 1 starting with the actual retirement date, June 1, 2015, and concluding by 2023. See Note 16, Commitments and Contingencies, for more information. The PSCW allowed us to escrow ATC and MISO network transmission expenses for 2015 and 2016. As a result, we deferred as a regulatory asset the differences between actual transmission expenses and those included in rates until a future rate proceeding. Finally, the PSCW ordered that 2015 fuel costs should continue to be monitored using a 2% tolerance window.

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

2014 Wisconsin Rate Order

In March 2013, we initiated a rate proceeding with the PSCW. In December 2013, the PSCW issued a final written order, effective January 1, 2014. It authorized a net retail electric rate decrease of $12.8 million and a net retail natural gas rate increase of $4.0 million, reflecting a 10.20% ROE. The order also included a common equity component average of 50.14%. The retail electric rate impact consisted of a rate increase, including recovery of the difference between the 2012 fuel refund and a 2013 rate increase, entirely offset by a portion of estimated fuel cost over-collections from customers in 2013. Retail electric rates were further decreased by 2012 decoupling over-collections to be returned to customers in 2014. The retail natural gas rate impact consisted of a

2016 Form 10-K	78	Wisconsin Public Service Corporation

rate decrease, which was more than offset by the positive impact of 2012 decoupling under-collections to be recovered from customers in 2014. Both the retail electric and retail natural gas rate changes included the recovery of pension and other employee benefit increases that were deferred in the 2013 rate case. The PSCW also authorized the recovery of prudently incurred 2014 environmental mitigation project costs related to compliance with a Consent Decree signed in January 2013 related to the Pulliam and Weston sites. See Note 16, Commitments and Contingencies, for more information. Additionally, the order required us to terminate our decoupling mechanism, beginning January 1, 2014.

2015 Michigan Rate Order

In October 2014, we initiated a rate proceeding with the MPSC. In April 2015, the MPSC issued a final written order, effective April 24, 2015, approving a settlement agreement. The order authorized a retail electric rate increase of $4.0 million to be implemented over three years to recover costs for the 2013 acquisition of the Fox Energy Center as well as other capital investments associated with the Crane Creek wind farm and environmental upgrades at generation plants. The rates reflected a 10.2% ROE and a common equity component average of 50.48%. The increase reflected the continued deferral of costs associated with the Fox Energy Center until the second anniversary of the order. The increase also reflected the deferral of Weston Unit 3 ReACT™ environmental project costs. On the second anniversary of the order, we will discontinue the deferral of Fox Energy Center costs and will begin amortizing this deferral along with the deferral associated with the termination of a tolling agreement related to the Fox Energy Center. We also received approval from the MPSC to defer and amortize the undepreciated book value of the retired plant associated with Pulliam Units 5 and 6 and Weston Unit 1 starting with the actual retirement date, June 1, 2015, and concluding by 2023. As a result of the formation of UMERC, we transferred the deferrals mentioned above, as well as our customers and property, plant, and equipment located in the Upper Peninsula of Michigan to the new utility, effective January 1, 2017. Therefore, the terms and conditions of this rate order are now applicable to UMERC. UMERC will not seek an increase to our legacy retail electric base rates that would become effective prior to January 1, 2018.

Upper Michigan Energy Resources Corporation

In December 2016, both the MPSC and the PSCW approved the operation of UMERC, a subsidiary of WEC Energy Group, as a stand-alone utility in the Upper Peninsula of Michigan, and it became operational effective January 1, 2017. This utility holds our and WE's electric and natural gas distribution assets located in the Upper Peninsula of Michigan.

NOTE 20—OTHER INCOME, NET

Total other income, net was as follows for the years ended December 31:

(in millions)	2016	2015	2014
AFUDC – Equity	$19.5	$15.1	$11.0
Earnings from equity method investments	9.5	8.5	10.3
Other, net	1.8	2.0	3.9
Other income, net	$30.8	$25.6	$25.2

NOTE 21—SEGMENT INFORMATION

During the second quarter of 2016, we reorganized our business segments to reflect our new internal organization and management structure. All prior period amounts impacted by this change were reclassified to conform to the new presentation.

We use operating income to measure segment profitability and to allocate resources to our businesses. At December 31, 2016, we reported two segments which are described below.

Our utility segment includes our electric and natural gas operations. Our electric utility operations were engaged in the generation, distribution, and sale of electricity in northeastern Wisconsin and the Upper Peninsula of Michigan. Our natural gas utility operations were engaged in the purchase, distribution, and sale of natural gas to retail customers and the transportation of customer-owned natural gas in northeastern Wisconsin and the Upper Peninsula of Michigan. Effective January 1, 2017, we transferred our customers and electric and natural gas distribution assets located in the Upper Peninsula of Michigan to UMERC. See Note 3, Related Parties, and Note 19, Regulatory Environment, for more information.

2016 Form 10-K	79	Wisconsin Public Service Corporation

The other segment included non-utility activities, as well as equity earnings from our investments in WRPC and WPSI, which holds an approximate 34% interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. Effective January 1, 2017, we transferred our 10.37% ownership interest in WPSI to another subsidiary of Integrys. See Note 3, Related Parties, for more information.

All of our operations and assets are located within the United States. The following tables show summarized financial information related to our reportable segments for the years ended December 31, 2016, 2015, and 2014.

2016 (in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
External revenues	$1,448.2	$—	$—	$1,448.2
Intersegment revenues	—	0.3	(0.3)	—
Other operation and maintenance	492.5	1.0	(0.3)	493.2
Depreciation and amortization	124.0	0.1	—	124.1
Operating income (loss)	264.4	(0.9)	—	263.5
Other income, net	23.3	7.5	—	30.8
Interest expense	48.0	0.1	—	48.1
Capital expenditures	311.1	—	—	311.1
Total assets	4,686.4	121.8	—	4,808.2

2015 (in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
External revenues	$1,483.3	$—	$—	$1,483.3
Intersegment revenues	—	0.8	(0.8)	—
Other operation and maintenance	493.9	0.3	(0.8)	493.4
Depreciation and amortization	120.7	0.3	—	121.0
Operating income	228.0	0.1	—	228.1
Other income, net	16.0	9.6	—	25.6
Interest expense	53.2	0.3	—	53.5
Capital expenditures	371.0	—	—	371.0
Total assets	4,416.8	88.3	—	4,505.1

2014 (in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
External revenues	$1,683.6	$—	$—	$1,683.6
Intersegment revenues	—	1.4	(1.4)	—
Other operation and maintenance	499.3	0.4	—	499.7
Depreciation and amortization	116.7	0.6	(0.5)	116.8
Operating income	257.2	0.4	—	257.6
Other income, net	12.3	12.9	—	25.2
Interest expense	55.3	2.1	—	57.4
Capital expenditures	322.0	—	—	322.0
Total assets	4,183.9	85.4	—	4,269.3

2016 Form 10-K	80	Wisconsin Public Service Corporation

NOTE 22—QUARTERLY FINANCIAL INFORMATION (Unaudited)

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2016
Operating revenues	$374.7	$331.5	$381.0	$361.0	$1,448.2
Operating income	76.9	43.4	105.3	37.9	263.5
Net income attributed to common shareholder	44.5	26.3	64.7	20.2	155.7

2015
Operating revenues	$425.0	$330.3	$390.8	$337.2	$1,483.3
Operating income	69.9	44.2	88.5	25.5	228.1
Net income attributed to common shareholder	39.0	22.6	50.3	10.6	122.5

Due to various factors, the quarterly results of operations are not necessarily comparable.

NOTE 23—NEW ACCOUNTING PRONOUNCEMENTS

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

We intend to adopt this standard for interim and annual periods beginning January 1, 2018, as required, and plan to use the modified retrospective method of adoption. This method will result in a cumulative-effect adjustment that will be recorded on the balance sheet as of the beginning of 2018, as if the standard had always been in effect. Disclosures in 2018 will include a reconciliation of results under the new revenue guidance compared with what would have been reported in 2018 under the old revenue recognition guidance in order to help facilitate comparability with the prior periods.

We are currently reviewing our contracts with customers and related financial disclosures to evaluate the impact of the amended guidance on our existing revenue recognition policies and procedures. We consider our tariff sales, excluding the revenue component related to alternative revenue programs, to be in the scope of the new standard. We have evaluated the nature of these revenues and do not expect that there will be a significant shift in the timing or pattern of revenue recognition for such sales. However, in our evaluation, we are also monitoring unresolved implementation issues for our industry, including the impacts of the new guidance on our ability to recognize revenue for certain contracts where collectability is uncertain and the accounting for contributions in aid of construction (CIAC). We currently account for CIAC funds received from customers and/or developers outside of revenue, as a reduction to property, plant, and equipment. The final resolution of these issues could impact our current accounting policies and revenue recognition.

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

2016 Form 10-K	81	Wisconsin Public Service Corporation

this ASU is that lessees will be required to recognize lease assets and lease liabilities for most leases, including those classified as operating leases under GAAP.  We are currently assessing the effects this guidance may have on our financial statements.

Stock-Based Compensation

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Under this ASU, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement, the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur, and excess tax benefits are recognized in the current period regardless of whether the benefit reduces taxes payable. On the cash flow statement, excess tax benefits are classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax purposes is classified as a financing activity. We adopted this guidance effective January 1, 2017, and do not expect it to impact our financial statements.

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

2016 Form 10-K	82	Wisconsin Public Service Corporation

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

2016 Form 10-K	83	Wisconsin Public Service Corporation

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Omitted pursuant to General Instruction I(2)c.

ITEM 11. EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I(2)c.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I(2)c.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I(2)c.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees for professional services provided to us by Deloitte & Touche LLP in 2016 and 2015:

Fees	2016	2015
Audit fees (1)	$999,949	$1,062,678
All other fees (2)	1,230	26,550
Total fees	$1,001,179	$1,089,228

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

(2)
All Other Fees. Consists of fees for services provided to us by Deloitte & Touche LLP for products and services other than the services reported above. All Other Fees relate to a utility training seminar in 2016 and a Wisconsin Public Service file review in 2015.

No fees were paid to Deloitte & Touche LLP pursuant to the "de minimus" exception to the pre-approval policy permitted under the Exchange Act.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit and Oversight Committee (Audit Committee) of the Board of Directors of WEC Energy Group, which is comprised solely of independent directors, is responsible for reviewing and approving, in advance, all audit, audit-related, tax, and other services of the independent auditor. The Committee has the sole authority to select, evaluate, and where appropriate, terminate and replace the independent auditor.

The Audit Committee is committed to ensuring the independence of the auditor, both in appearance as well as in fact. In order to assure continuing auditor independence, the Audit Committee periodically considers whether there should be a regular rotation of the independent external audit firm. In addition, the Audit Committee is directly involved in the selection of the independent auditor's lead engagement partner.

Pre-Approval Process

Before engagement of the independent auditor for the next year's audit, the independent auditor will submit (i) a description of all services anticipated to be rendered during the following year, as well as an estimate of the fees for each of the services, for the Audit

2016 Form 10-K	84	Wisconsin Public Service Corporation

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

The Audit Committee delegated pre-approval authority to the Audit Committee's chair. The Audit Committee chair is required to report any pre-approval decisions at the next Audit Committee meeting. Under the pre-approval policy, the Audit Committee may not delegate to management its responsibilities to pre-approve services performed by the independent auditor.

Prohibited Activities are services prohibited by the SEC or by the Public Company Accounting Oversight Board to be performed by our independent auditor. These services include:

•	bookkeeping or other services related to the accounting records or financial statements of the Company;

•	financial information systems design and implementation;

•	appraisal or valuation services, fairness opinions or contribution-in-kind reports;

•	actuarial services;

•	internal audit outsourcing services;

•	management functions or human resources;

•	broker-dealer, investment advisor or investment banking services;

•	legal services and expert services unrelated to the audit;

•	services provided for a contingent fee or commission; and

•
services related to planning, marketing or opining in favor of the tax treatment of a confidential transaction or aggressive tax position transaction that was initially recommended, directly or indirectly, by the independent auditor.

In addition, the independent auditor may not provide any services, including personal financial counseling and tax services, to any officer or other employee of WEC Energy Group or its subsidiaries in a financial reporting oversight role or to the chair of the Audit Committee or to an immediate family member of these individuals, including spouses, spousal equivalents, and dependents.

2016 Form 10-K	85	Wisconsin Public Service Corporation

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	Description	Pages in 10-K
1.	Financial Statements and Report of Independent Registered Public Accounting Firm Included in Part II of This Report

	Report of Independent Registered Public Accounting Firm	44

	Consolidated Income Statements for the three years ended December 31, 2016, 2015, and 2014	45

	Consolidated Balance Sheets as of December 31, 2016 and 2015	46

	Consolidated Statements of Cash Flows for the three years ended December 31, 2016, 2015, and 2014	47

	Consolidated Statements of Equity as of December 31, 2016, 2015, and 2014	48

	Consolidated Statements of Capitalization as of December 31, 2016 and 2015	49

	Notes to Consolidated Financial Statements	50

2.	Financial Statement Schedules Included in Part IV of This Report

	Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2016, 2015, and 2014.	87

	Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits and Exhibit Index

	See the Exhibit Index included as the last part of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by two asterisks (**) following the description of the exhibit.	89

ITEM 16. FORM 10-K SUMMARY

None.

2016 Form 10-K	86	Wisconsin Public Service Corporation

SCHEDULE II
WISCONSIN PUBLIC SERVICE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Period	Expense (1)	Net Write-offs (2)	Balance at End of Period
December 31, 2016	$2.5	$7.7	$(7.2)	$3.0
December 31, 2015	3.2	6.7	(7.4)	2.5
December 31, 2014	2.5	7.3	(6.6)	3.2

(1)	Net of recoveries.

(2)	Represents amounts written off to the reserve, net of adjustments to regulatory assets.

2016 Form 10-K	87	Wisconsin Public Service Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION

	By	/s/ ALLEN L. LEVERETT
Date:	February 28, 2017	Allen L. Leverett
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ALLEN L. LEVERETT	February 28, 2017
Allen L. Leverett, Chairman of the Board and Chief Executive Officer
and Director -- Principal Executive Officer

/s/ SCOTT J. LAUBER	February 28, 2017
Scott J. Lauber, Executive Vice President and Chief
Financial Officer and Director -- Principal Financial Officer

/s/ WILLIAM J. GUC	February 28, 2017
William J. Guc, Vice President and
Controller -- Principal Accounting Officer

/s/ J. KEVIN FLETCHER	February 28, 2017
J. Kevin Fletcher, Director

/s/ SUSAN H. MARTIN	February 28, 2017
Susan H. Martin, Director

2016 Form 10-K	88	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE COMPANY
(Commission File No. 01-3016)

EXHIBIT INDEX
to
Annual Report on Form 10-K
For the year ended December 31, 2016

Set forth below is a listing of all exhibits to this Annual Report on Form 10-K, including those incorporated by reference.

Exhibit Number	Description of Documents

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1* #
Purchase and Sale Agreement among Wisconsin Public Service Corporation ("WPS"), Fox Energy OP, L.P., and Fox River Power LLC, dated as of September 28, 2012. (Incorporated by reference to Exhibit 2 to WPS's Form 10-Q/A for the quarter ended September 30, 2012, filed April 1, 2013.)

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

4.1
Indenture, dated as of December 1, 1998, between WPS and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Exhibit 4A to Form 8-K filed December 18, 1998); First Supplemental Indenture, dated as of December 1, 1998, between WPS and Firstar Bank Milwaukee, N.A., National Association (Exhibit 4C to Form 8-K filed December 18, 1998); Fifth Supplemental Indenture, dated as of December 1, 2006, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 30, 2006); Seventh Supplemental Indenture, dated as of November 1, 2007, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 16, 2007); Ninth Supplemental Indenture, dated as of December 1, 2012, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 29, 2012); Tenth Supplemental Indenture, dated as of November 1, 2013, by and between WPS and U.S. Bank Nation Association (Exhibit 4.1 to Form 8-K filed November 18, 2013); Eleventh Supplemental Indenture, dated as of December 4, 2015, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed December 4, 2015). All references to periodic reports are to those of WPS (File No. 1-3016).

Certain agreements and instruments with respect to unregistered debt not exceeding 10% of the total assets of the Registrant have been omitted as permitted by related instructions. We agree pursuant to Item 601(b)(4) of Regulation S-K to furnish a copy of any such agreement or instrument to the SEC upon request.

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

23	Consents of experts and counsel

23.1	Consent of Independent Registered Public Accounting Firm for WPS.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 for WPS.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2016 Form 10-K	89	Wisconsin Public Service Corporation

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

*	Schedules and exhibits to this document are not filed therewith. The registrant agrees to furnish supplementally a copy of any such schedule or exhibit to the SEC upon request.

#
Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of SEC pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. The redacted material was filed separately with the SEC.

Exhibit 21 has been omitted pursuant to General Instruction I(2)b.

2016 Form 10-K	90	Wisconsin Public Service Corporation