Form 10-Q
period 2017-03-31
WISCONSIN PUBLIC SERVICE CORP
filed 2017-05-05
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017

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

Yes [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)
Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $4 Par Value,
23,896,962 shares outstanding at March 31, 2017

All of the common stock of Wisconsin Public Service Corporation is owned by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2017

03/31/2017 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Integrys	Integrys Holding, Inc.
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WEC Energy Group	WEC Energy Group, Inc.
WE	Wisconsin Electric Power Company
WG	Wisconsin Gas LLC
WPSI	WPS Investments, LLC
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
CAA	Clean Air Act
CSAPR	Cross-State Air Pollution Rule
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
SO2	Sulfur Dioxide

Measurements
Dth	Dekatherm
MWh	Megawatt-hour

Other Terms and Abbreviations
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
ROE	Return on Equity
SMRP	System Modernization and Reliability Project
Supreme Court	United States Supreme Court

03/31/2016 Form 10-Q	ii	Wisconsin Public Service Corporation

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

Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of capital projects, sales and customer growth, rate actions and related filings with regulatory authorities, environmental and other regulations and associated compliance costs, legal proceedings, effective tax rate, pension and OPEB plans, fuel costs, sources of electric energy supply, coal and natural gas deliveries, remediation costs, environmental matters, liquidity and capital resources, and other matters.

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in this report and our Annual Report on Form 10-K for the year ended December 31, 2016, and those identified below:

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

•	Costs and effects of litigation, administrative proceedings, investigations, settlements, claims, and inquiries;

•	The risk of financial loss, including increases in bad debt expense, associated with the inability of our customers, counterparties, and affiliates to meet their obligations;

03/31/2017 Form 10-Q	1	Wisconsin Public Service Corporation

•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters;

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

03/31/2017 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions)	2017	2016
Operating revenues	$389.6	$374.7

Operating expenses
Cost of sales	164.9	142.4
Other operation and maintenance	104.4	115.1
Depreciation and amortization	34.4	30.8
Property and revenue taxes	10.1	9.5
Total operating expenses	313.8	297.8

Operating income	75.8	76.9

Other income, net	2.9	7.9
Interest expense	13.9	11.9
Other expense	(11.0)	(4.0)

Income before income taxes	64.8	72.9
Income tax expense	25.5	28.4
Net income	$39.3	$44.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2017 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31,	December 31,
(in millions, except share and per share amounts)	2017	2016
Assets
Current assets
Cash and cash equivalents	$12.5	$3.1
Accounts receivable and unbilled revenues, net of reserves of $4.0 and $3.0, respectively	188.5	194.7
Receivables from related parties	2.7	3.0
Materials, supplies, and inventories	105.6	125.3
Prepaid taxes	30.8	57.3
Other	21.9	24.5
Current assets	362.0	407.9

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $1,609.0 and $1,595.1, respectively	3,627.5	3,662.0
Regulatory assets	457.1	465.8
Goodwill	36.4	36.4
Pension and OPEB assets	26.2	114.8
Other	52.9	121.3
Long-term assets	4,200.1	4,400.3
Total assets	$4,562.1	$4,808.2

Liabilities and Shareholder's Equity
Current liabilities
Short-term debt	$131.0	$176.8
Current portion of long-term debt	125.0	125.0
Accounts payable	94.4	165.4
Payables to related parties	23.8	21.6
Other	79.3	64.2
Current liabilities	453.5	553.0

Long-term liabilities
Long-term debt	1,165.5	1,165.3
Deferred income taxes	883.1	929.5
Deferred investment tax credits	7.0	7.0
Regulatory liabilities	296.6	291.3
Environmental remediation liabilities	96.9	97.2
Pension and OPEB obligations	31.1	25.4
Payables to related parties	4.0	4.1
Other	107.1	107.2
Long-term liabilities	2,591.3	2,627.0

Commitments and contingencies (Note 12)

Shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	921.7	966.9
Retained earnings	500.0	565.7
Shareholder's equity	1,517.3	1,628.2
Total liabilities and shareholder's equity	$4,562.1	$4,808.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2017 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2017	2016
Operating Activities
Net income	$39.3	$44.5
Reconciliation to cash provided by operating activities
Depreciation and amortization	34.4	31.3
Deferred income taxes and investment tax credits, net	2.7	26.1
Contributions and payments related to pension and OPEB plans	(65.3)	(0.7)
Cash received for pension plan assets transferred	161.9	—
Change in –
Accounts receivable and unbilled revenues	2.0	(9.1)
Materials, supplies, and inventories	19.8	30.4
Prepaid taxes	26.5	14.5
Other current assets	0.2	1.5
Accounts payable	(22.2)	(35.7)
Accrued taxes	3.6	26.0
Other current liabilities	12.6	9.5
Other, net	10.8	2.0
Net cash provided by operating activities	226.3	140.3

Investing Activities
Capital expenditures	(66.2)	(90.7)
Other, net	0.1	4.9
Net cash used in investing activities	(66.1)	(85.8)

Financing Activities
Change in short-term debt	(45.8)	(82.6)
Repayment of long-term debt to parent	—	(0.1)
Payment of dividends to parent	(105.0)	(29.6)
Equity contribution from parent	—	55.0
Other, net	—	(0.2)
Net cash used in financing activities	(150.8)	(57.5)

Net change in cash and cash equivalents	9.4	(3.0)
Cash and cash equivalents at beginning of period	3.1	6.1
Cash and cash equivalents at end of period	$12.5	$3.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2017 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2017

NOTE 1—GENERAL INFORMATION

As used in these notes, the term "financial statements" refers to the condensed consolidated financial statements. This includes the income statements, balance sheets, and statements of cash flows, unless otherwise noted. In this report, when we refer to "the Company," "us," "we," "our," or "ours," we are referring to Wisconsin Public Service Corporation and its former subsidiary, WPS Leasing, Inc., which was dissolved in July 2016.

Prior to January 1, 2017, we held a 10.37% investment in WPSI, which was accounted for as an equity method investment. WPSI holds an approximate 34% interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. Effective January 1, 2017, based upon input we received from the PSCW, we transferred our ownership interest in WPSI to another subsidiary of Integrys. See Note 11, Related Parties, for more information on the transfer.

In December 2016, both the MPSC and the PSCW approved the operation of UMERC as a stand-alone utility in the Upper Peninsula of Michigan, and UMERC became operational effective January 1, 2017. That utility holds the electric and natural gas distribution assets previously held by WE and us located in the Upper Peninsula of Michigan. See Note 11, Related Parties, and Note 14, Regulatory Environment, for more information on UMERC.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2016. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2017, are not necessarily indicative of expected results for 2017 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

During the second quarter of 2016, we reorganized our business segments to reflect our new internal organization and management structure. All prior period amounts impacted by this change were reclassified to conform to the new presentation. See Note 10, Segment Information, for more information on our business segments.

NOTE 2—COMMON EQUITY

Stock-Based Compensation

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain aspects of the accounting for stock-based compensation awards. This ASU became effective for us on January 1, 2017. Under the new guidance, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement on a prospective basis. Prior to January 1, 2017, these amounts were recorded in additional paid in capital on the balance sheet, and the tax benefits could only be recognized to the extent they reduced taxes payable. As we did not have any excess tax benefits that had not been recognized in prior years, we were not required to record a cumulative-effect adjustment to retained earnings as a result of the adoption of this ASU.

This ASU also requires excess tax benefits to be classified as an operating activity on the statement of cash flows. We have elected to apply this provision on a prospective basis. As allowed under the ASU, we have also elected to account for forfeitures as they occur, rather than estimating expected forfeitures and recording them over the vesting period.

As we were not required to record a cumulative-effect adjustment to retained earnings, and we did not record any excess tax benefits in 2017, adoption of this ASU had no impact on our financial statements.

03/31/2017 Form 10-Q	6	Wisconsin Public Service Corporation

Restrictions

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to the sole holder of our common stock, Integrys, in the form of cash dividends, loans, or advances. In addition, Wisconsin law prohibits us from making loans to or guaranteeing obligations of WEC Energy Group, Integrys, or their subsidiaries. See Note 10, Common Equity, in our 2016 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 3—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	March 31, 2017	December 31, 2016
Commercial paper
Amount outstanding	$131.0	$176.8
Weighted-average interest rate on amounts outstanding	1.12%	1.01%

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2017, was $146.4 million with a weighted-average interest rate during the period of 0.96%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including remaining available capacity under this facility:

(in millions)	Maturity	March 31, 2017
Revolving credit facility	December 2020	$250.0

Less: commercial paper outstanding		$131.0
Available capacity under existing agreement		$119.0

NOTE 4—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	March 31, 2017	December 31, 2016
Fossil fuel	$63.8	$66.7
Materials and supplies	40.1	37.5
Natural gas in storage	1.7	21.1
Total	$105.6	$125.3

Substantially all fossil fuel, materials and supplies, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

NOTE 5—FAIR VALUE MEASUREMENTS

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

03/31/2017 Form 10-Q	7	Wisconsin Public Service Corporation

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
FTRs	$—	$—	$0.6	$0.6

Derivative liabilities
Coal contracts	$—	$1.3	$—	$1.3

	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.1	$0.1	$—	$0.2
FTRs	—	—	2.0	2.0
Coal contracts	—	0.1	—	0.1
Total derivative assets	$0.1	$0.2	$2.0	$2.3

Derivative liabilities
Coal contracts	$—	$1.4	$—	$1.4

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

03/31/2017 Form 10-Q	8	Wisconsin Public Service Corporation

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2017	2016
Balance at the beginning of period	$2.0	$2.0
Net realized and unrealized losses	—	(0.2)
Sales	—	(0.1)
Settlements	(1.4)	(1.2)
Balance at the end of period	$0.6	$0.5

Unrealized gains and losses on Level 3 derivatives are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on these instruments flow through cost of sales on the income statements.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	March 31, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,290.5	$1,374.5	$1,290.3	$1,373.4

Due to the short-term nature of cash and cash equivalents, net accounts receivable and unbilled revenues, accounts payable, and short-term debt, the carrying amount for each such item approximates fair value. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues and is categorized within Level 2 of the fair value hierarchy.

NOTE 6—DERIVATIVE INSTRUMENTS

We use derivatives as part of our risk management program to manage the risks associated with the price volatility of purchased power, generation, and natural gas costs for the benefit of our customers. Our approach is non-speculative and designed to mitigate risk. Our regulated hedging programs are approved by the PSCW.

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

The following table shows our derivative assets and derivative liabilities:

	March 31, 2017		December 31, 2016
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current *
Natural gas contracts	$—	$—	$0.2	$—
FTRs	0.6	—	2.0	—
Coal contracts	—	0.9	—	0.9
Total other current	$0.6	$0.9	$2.2	$0.9

Other long-term *
Coal contracts	$—	$0.4	$0.1	$0.5
Total	$0.6	$1.3	$2.3	$1.4

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

03/31/2017 Form 10-Q	9	Wisconsin Public Service Corporation

Realized gains (losses) on derivative instruments are primarily included in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	5.1 Dth	$(0.5)	11.9 Dth	$(1.8)
Petroleum products contracts	— gallons	—	1.4 gallons	(0.4)
FTRs	2.2 MWh	0.5	2.4 MWh	1.2
Total		$—		$(1.0)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At March 31, 2017 and December 31, 2016, we had posted cash collateral of $17.6 million and $16.1 million, respectively, in our margin accounts. These amounts primarily relate to cash collateral posted with MISO.

Presenting derivative instruments net by counterparty would have had no impact on our balance sheets at March 31, 2017 and December 31, 2016.

NOTE 7—GUARANTEES

As of March 31, 2017, we had a $9.4 million standby letter of credit, due in May 2017, that was issued by a financial institution for the benefit of a third party that extended credit to us. This amount is not reflected on our balance sheets.

NOTE 8—EMPLOYEE BENEFITS

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

The following tables show the components of net periodic pension and OPEB costs for our benefit plans:

	Pension Costs
	Three Months Ended March 31
(in millions)	2017	2016
Service cost	$2.6	$2.5
Interest cost	6.8	6.8
Expected return on plan assets	(11.5)	(12.8)
Amortization of net actuarial loss	4.3	4.2
Net periodic benefit cost	$2.2	$0.7

	OPEB Costs
	Three Months Ended March 31
(in millions)	2017	2016
Service cost	$1.6	$1.8
Interest cost	2.4	2.6
Expected return on plan assets	(4.1)	(4.0)
Amortization of prior service credit	(2.3)	(1.8)
Amortization of net actuarial loss	0.6	0.6
Net periodic benefit credit	$(1.8)	$(0.8)

During the three months ended March 31, 2017, we made payments of $65.2 million to our pension plans and $0.1 million to our OPEB plans. We expect to make payments of $0.5 million related to our pension plans during the remainder of 2017, dependent upon various factors affecting us, including our liquidity position and tax law changes. We do not expect to contribute to the OPEB plans during the remainder of 2017.

03/31/2017 Form 10-Q	10	Wisconsin Public Service Corporation

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the three months ended March 31, 2017 and 2016.

The identifiable intangible assets other than goodwill listed below are classified as other long-term assets on our balance sheets.

	March 31, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets *	$15.6	$(11.5)	$4.1	$15.6	$(10.7)	$4.9
Unamortized intangible assets	0.4	—	0.4	0.4	—	0.4
Total intangible assets	$16.0	$(11.5)	$4.5	$16.0	$(10.7)	$5.3

*
Represents contractual service agreements that provide for major maintenance and protection against unforeseen maintenance costs related to the combustion turbine generators at the Fox Energy Center. The remaining weighted-average amortization period for these intangible assets at March 31, 2017, was approximately three years.

NOTE 10—SEGMENT INFORMATION

During the second quarter of 2016, we reorganized our business segments to reflect our new internal organization and management structure. All prior period amounts impacted by this change were reclassified to conform to the new presentation.

We use operating income to measure segment profitability and to allocate resources to our businesses. At March 31, 2017, we reported two segments, which are described below.

Our utility segment includes our electric and natural gas operations. Our electric utility operations are engaged in the generation, distribution, and sale of electricity in northeastern Wisconsin. Our natural gas utility operations are engaged in the purchase, distribution, and sale of natural gas to retail customers and the transportation of customer-owned natural gas in northeastern Wisconsin. Effective January 1, 2017, we transferred our customers and electric and natural gas distribution assets located in the Upper Peninsula of Michigan to UMERC. See Note 11, Related Parties, and Note 14, Regulatory Environment, for more information.

During the first quarter of 2017, the other segment included non-utility activities, as well as equity earnings from our investment in WRPC. During 2016, the other segment included non-utility activities as well as equity earnings from our investments in WRPC and WPSI, which holds an approximate 34% interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. Effective January 1, 2017, we transferred our 10.37% ownership interest in WPSI to another subsidiary of Integrys. See Note 11, Related Parties, for more information.

The following tables show summarized financial information related to our reportable segments for the three months ended March 31, 2017 and 2016:

(in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
Three Months Ended March 31, 2017
External revenues	$389.6	$—	$—	$389.6
Other operation and maintenance	104.2	0.2	—	104.4
Depreciation and amortization	34.4	—	—	34.4
Operating income (loss)	76.0	(0.2)	—	75.8
Other income, net	2.5	0.4	—	2.9
Interest expense	13.9	—	—	13.9

03/31/2017 Form 10-Q	11	Wisconsin Public Service Corporation

(in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
Three Months Ended March 31, 2016
External revenues	$374.7	$—	$—	$374.7
Intersegment revenues	—	0.2	(0.2)	—
Other operation and maintenance	115.2	0.1	(0.2)	115.1
Depreciation and amortization	30.7	0.1	—	30.8
Operating income	76.9	—	—	76.9
Other income, net	5.4	2.5	—	7.9
Interest expense	11.8	0.1	—	11.9

NOTE 11—RELATED PARTIES

We routinely enter into transactions with related parties, including WEC Energy Group, its subsidiaries, ATC, and other affiliated entities.

We provide and receive services, property, and other items of value to and from our parent, WEC Energy Group, and other subsidiaries of WEC Energy Group.

A new affiliated interest agreement (AIA) took effect January 1, 2017. The new agreement replaced the previous agreements. The pricing methodology and services under this new agreement are substantially identical to those under the agreements that were replaced. In February 2017, a request was filed with the PSCW for modifications to the new AIA to incorporate WEC Energy Group's pending acquisition of a natural gas storage facility in Michigan, which is discussed below.

Prior to January 1, 2017, we held a 10.37% investment in WPSI, which was accounted for as an equity method investment. WPSI holds an approximate 34% interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. Effective January 1, 2017, based upon input we received from the PSCW, we transferred our ownership interest in WPSI, valued at $67.2 million to another subsidiary of Integrys. In addition, we transferred $43.1 million of related deferred income tax liabilities. These transactions were a non-cash equity transfer recorded to additional paid in capital between entities under common control, and therefore, did not result in the recognition of a gain or loss.

We pay ATC for transmission and other related services it provides. In addition, we provide a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. Services are billed to and from ATC under agreements approved by the PSCW, at each of our fully allocated costs.

We provide services to WRPC under an operating agreement approved by the PSCW. We are also under a service agreement with WRPC where we are billed for services provided by WRPC. Services are billed to and from WRPC under these agreements at a fully allocated cost.

The table below includes information summarizing other transactions entered into with related parties:

(in millions)	March 31, 2017	December 31, 2016
Accounts receivable
Services provided to ATC	$0.6	$1.1
Accounts payable
Network transmission services from ATC	8.9	8.8
Liability related to income tax allocation
Integrys	4.6	4.8

03/31/2017 Form 10-Q	12	Wisconsin Public Service Corporation

The following table shows activity associated with our related party transactions:

	Three Months Ended March 31
(in millions)	2017	2016
Transactions with WE (1)
Billings to WE	$1.1	$0.4
Billings from WE	2.5	1.0
Transactions with WBS (1)
Billings to WBS (2)	164.1	9.4
Billings from WBS	32.9	36.7
Transactions with UMERC (3)
Electric sales to UMERC	4.1	—
Billings from UMERC (1)	1.6	—
Transactions related to ATC
Charges from ATC for network transmission services	27.0	27.7
Charges to ATC for services and construction	1.4	2.0
Refund from ATC per FERC ROE order	(8.9)	—
Transactions with equity-method investees
Lease payments to WRPC (4)	0.1	—
Purchases of energy from WRPC (4)	0.5	1.0
Charges from WRPC for services	0.2	—
Charges to WRPC for operations	0.2	0.1
Equity earnings from WPSI	—	2.3

(1)	Includes amounts billed for services, pass through costs, and other items in accordance with approved affiliated interest agreements.

(2)
For the three months ended March 31, 2017, included $161.9 million of cash received related to our transfer of pension trust assets in conjunction with the Integrys pension plan split. Effective January 1, 2017, the Integrys Energy Group Retirement Plan was split into six separate plans. As a result, we now have our own pension plan. While the split did not impact our pension benefit obligation, federal regulations required a different allocation of assets among the new plans. Assets were transferred out of our plan in January 2017. For the three months ended March 31, 2016, included $6.4 million for the transfer of certain software assets to WBS.

(3)	UMERC became operational effective January 1, 2017. See below for more information.

(4)	In March 2017, we terminated our purchased power agreement with WRPC and entered into a lease agreement with WRPC to lease 50% of its hydroelectric power generation facilities.

Upper Michigan Energy Resources Corporation

In December 2016, both the MPSC and the PSCW approved the operation of UMERC as a stand-alone utility in the Upper Peninsula of Michigan. UMERC, a subsidiary of WEC Energy Group, became operational effective January 1, 2017, and we transferred customers and property, plant, and equipment as of that date. We transferred approximately 9,000 retail electric customers and 5,300 natural gas customers to UMERC, along with approximately 600 miles of electric distribution lines and approximately 100 miles of natural gas distribution mains. We also transferred related electric distribution substations in the Upper Peninsula of Michigan and all property rights for the distribution assets to UMERC. The book value of the net assets (including the related deferred income tax liabilities) transferred to UMERC from us as of January 1, 2017, was $21.1 million. This transaction was a non-cash equity transfer recorded to additional paid in capital between entities under common control, and therefore, did not result in the recognition of a gain or loss.

UMERC obtains its energy through the MISO Energy Markets and meets its market obligations through power purchase agreements with us and WE.

WEC Energy Group's Acquisition of a Natural Gas Storage Facility in Michigan

In January 2017, WEC Energy Group signed an agreement for the acquisition of a natural gas storage facility in Michigan that would provide for some of our current storage needs for our natural gas utility operations. We plan to enter into a long-term service agreement to take the allocated storage, subject to certain PSCW declarations and approvals and closing of the acquisition. PSCW

03/31/2017 Form 10-Q	13	Wisconsin Public Service Corporation

declarations and approvals and closing of this transaction are expected to occur by the third quarter of 2017. See Note 14, Regulatory Environment, for more information.

NOTE 12—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of March 31, 2017, were $919.6 million.

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

Air Quality

Cross-State Air Pollution Rule

In July 2011, the EPA issued the CSAPR, which replaced a previous rule, the Clean Air Interstate Rule. The purpose of the CSAPR was to limit the interstate transport of NOx and SO2 that contribute to fine particulate matter and ozone nonattainment in downwind states through a proposed allowance allocation and trading plan. After several lawsuits and related appeals, in October 2014, the D.C. Circuit Court of Appeals issued a decision that allowed the EPA to begin implementing CSAPR on January 1, 2015. The emissions budgets of Phase I of the rule applied in 2015 and 2016, while the Phase II emissions budgets apply to 2017 and beyond.

The EPA published its proposed update to the CSAPR for the 2008 ozone NAAQS in December 2015, and issued the final rule in September 2016. We are well positioned to meet the rule requirements and do not expect to incur significant costs to comply with this rule.

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

8-Hour Ozone National Ambient Air Quality Standards

The eastern portion of Kenosha County, along with Sheboygan County, are currently designated as nonattainment with the 2008 ozone standard. In response, Wisconsin has updated the 2008 ozone NAAQS attainment plan for Kenosha County and submitted it to

03/31/2017 Form 10-Q	14	Wisconsin Public Service Corporation

the EPA for approval. The plan concluded that Wisconsin will not need to implement any new regulatory measures or programs. The area is forecasted to meet the standard by the 2018 compliance date due to emission control measures already in place. A final EPA action regarding Wisconsin's attainment plan is expected later in 2017. Wisconsin has not yet provided an attainment plan for Sheboygan County.

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 NAAQS. This is expected to cause nonattainment for Wisconsin's Lake Michigan shoreline counties (or partial counties), with potential future impacts for our fossil-fueled power plant fleet. In January 2017, the EPA released preliminary interstate ozone transport modeling for the 2015 ozone NAAQS. The EPA is currently scheduled to finalize designations in October 2017. For nonattainment areas, the state of Wisconsin will have to develop a state implementation plan to bring the areas back into attainment. We will be required to comply with this state implementation plan no earlier than 2020. We will not know the potential impacts for complying with the 2015 ozone NAAQS until the designations are final and until the state prepares a draft attainment plan.

Although we are still in the process of reviewing and determining potential impacts resulting from this rule, we believe we are well positioned to meet the ozone standard and do not expect to incur significant costs to comply.

Climate Change

In 2015, the EPA issued a final rule regulating GHG emissions from existing generating units, referred to as the Clean Power Plan (CPP), a proposed federal plan and model trading rules as alternatives or guides to state compliance plans, and final performance standards for modified and reconstructed generating units and new fossil-fueled power plants. In October 2015, following publication of the CPP, numerous states (including Wisconsin) and other parties, filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. The D.C. Circuit Court of Appeals denied the stay request, but in February 2016, the Supreme Court stayed the effectiveness of the CPP until disposition of the litigation in the D.C. Circuit Court of Appeals and to the extent that further appellate review is sought, at the Supreme Court. The D.C. Circuit Court of Appeals heard one case in September 2016, and the other case is still pending. On April 28, 2017, pursuant to motions made by the EPA, the D.C. Circuit Court of Appeals ordered the cases to be held in abeyance, with supplemental briefs to be provided by May 15, 2017, addressing whether the cases should be remanded to the EPA rather than held in abeyance.

The CPP seeks to achieve state-specific GHG emission reduction goals by 2030, and would have required states to submit plans by September 2016. The goal of the final rule is to reduce nationwide GHG emissions by 32% from 2005 levels. The rule is seeking GHG emission reductions in Wisconsin of 41% below 2012 levels by 2030. Interim goals starting in 2022 would require states to achieve about two-thirds of the 2030 required reduction.

In March 2017, President Trump issued an executive order that, among other things, specifically directs the EPA to review, and if appropriate, initiate proceedings to suspend, revise, or rescind the CPP. The EPA announced that it has initiated this review. As a result of this order and related EPA review, as well as the ongoing legal proceedings, the timelines for the GHG emission reduction goals and all other aspects of the CPP are uncertain. In April 2017, the EPA withdrew the proposed rule for a federal plan and model trading rules that were published in October 2015 for use in developing state plans to implement the CPP or for use in states where a plan is not submitted or approved. In addition, the Governor of Wisconsin issued an executive order in February 2016, which prohibits state agencies, departments, boards, commissions, or other state entities from developing or promoting the development of a state plan.

Notwithstanding the uncertain future of the CPP, and given current fuel and technology markets, we continue to evaluate opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute towards long-term GHG reductions. Our plan is to work with our industry partners, environmental groups, and the State of Wisconsin, with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. We continue to evaluate numerous options in order to meet our CO2 reduction goal, such as increased use of existing natural gas combined cycle units, co-firing or switching to natural gas in existing coal-fired units, reduced operation or retirement of existing coal-fired units, addition of new renewable energy resources (wind, solar), and consideration of supply and demand-side energy efficiency and distributed generation.

We are required to report our CO2 equivalent emissions from our electric generating facilities under the EPA Greenhouse Gases Reporting Program. For 2016, we reported aggregated CO2 equivalent emissions of approximately 5.7 million metric tonnes to the EPA. The level of CO2 and other GHG emissions vary from year to year and are dependent on the level of electric generation and mix

03/31/2017 Form 10-Q	15	Wisconsin Public Service Corporation

of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed, and how our units are dispatched by MISO.

We are also required to report CO2 equivalent emissions from the natural gas that our natural gas utilities distribute and sell. For 2016, we reported aggregated CO2 equivalent emissions of approximately 3.6 million metric tonnes to the EPA.

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

During 2017 and 2018, we will continue to complete studies and evaluate options to address the EM BTA requirements at these plants. With the exception of Weston Units 3 and 4 (which have existing cooling towers that meet EM BTA requirements), we cannot yet determine what, if any, intake structure or operational modifications will be required to meet the new EM BTA requirements at the facilities. We also expect that limited studies to support WDNR BTA determinations will be conducted at the Weston facility. Based on preliminary discussions with the WDNR, we anticipate that the WDNR will not require physical modifications to the Weston Unit 2 intake structure to meet the EM BTA requirements based on low capacity use of the unit. Entrainment studies are currently being conducted at Pulliam Units 7 and 8.

We believe our fleet overall is well positioned to meet the new regulation and do not expect to incur significant costs to comply with this regulation.

Steam Electric Effluent Guidelines

The EPA's final steam electric effluent guidelines rule took effect in January 2016 and applies to discharges of wastewater from our power plant processes in Wisconsin. This rule is being litigated in the United States Court of Appeals for the Fifth Circuit (Fifth Circuit Court of Appeals) and may result in changes to the discharge requirements. In April 2017, the EPA granted a petition filed by the Utility Water Act Group to reconsider and stay the steam effluent guidelines and related compliance deadlines. On April 24, 2017, in response to a motion by the EPA, the Fifth Circuit Court of Appeals ordered a stay of the litigation for 120 days while the rule is being redrafted to address the petition's concerns.

After a final rule is back in effect, the WDNR will modify the state rules as necessary and incorporate the new requirements into our facility permits, which are renewed every five years. We expect the new requirements to be phased in between 2018 and 2023 as our permits are renewed. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. However, these standards will require additional wastewater treatment retrofits as well as installation of other equipment to minimize process water use.

The final rule phases in new or more stringent requirements related to limits of arsenic, mercury, selenium, and nitrogen in wastewater discharged from wet scrubber systems. The rule also requires dry fly ash handling, which is already in place at all of our

03/31/2017 Form 10-Q	16	Wisconsin Public Service Corporation

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	March 31, 2017	December 31, 2016
Regulatory assets	$115.0	$116.0
Reserves for future remediation	96.9	97.2

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

Also, in May 2010, we received from the Sierra Club a Notice of Intent to file a civil lawsuit based on allegations that we violated the CAA at the Weston and Pulliam plants. We entered into a Standstill Agreement with the Sierra Club by which the parties agreed to negotiate as part of the EPA NOV process, rather than litigate. The Standstill Agreement ended in October 2012, but no further action has been taken by the Sierra Club as of March 31, 2017. It is unknown whether the Sierra Club will take further action in the future.

Joint Ownership Power Plants Consent Decree – Columbia and Edgewater

In December 2009, the EPA issued a NOV to Wisconsin Power and Light, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric, WE (former co-owner of an Edgewater unit), and us. The NOV

03/31/2017 Form 10-Q	17	Wisconsin Public Service Corporation

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

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31
(in millions)	2017	2016
Cash (paid) received for income taxes, net	(2.3)	29.5
Significant noncash transactions:
Accounts payable related to construction costs	20.6	34.3
Transfer of ownership in WPSI to another subsidiary of Integrys *	67.2	—
Transfer of net assets to UMERC *	21.1	—

*	See Note 11, Related Parties, for more information on these transactions.

Cash paid for interest, net of amounts capitalized, was not significant in the first quarter of 2017 and 2016.

NOTE 14—REGULATORY ENVIRONMENT

2018 and 2019 Wisconsin Rates

During April 2017, we, along with WE and WG, filed an application with the PSCW for approval of a settlement agreement we made with several of our commercial and industrial customers regarding 2018 and 2019 base rates. In this proposed settlement agreement, we agreed to keep electric and natural gas base rates frozen for our customers through 2019. In addition, we agreed to extend and expand the electric real-time pricing options for large commercial and industrial customers. Deferral of the revenue requirement impacts of any federal corporate tax reform enacted in 2017, or during the rate freeze period, was included in the agreement as well. The agreement also allows us to extend, through 2019, the deferral for the revenue requirement of ReACT™ costs above the authorized $275.0 million level, as well as extend other deferrals related to our electric real-time pricing program and network transmission expenses.

Pursuant to the settlement agreement, we also agreed to adopt, beginning in 2018, the earnings sharing mechanism currently in place for WE and WG, and all three utilities agreed to keep the mechanism in place through 2019. Under this earnings sharing mechanism, if we earn above our authorized ROE, 50% of the first 50 basis points of additional utility earnings must be shared with customers. All utility earnings above the first 50 basis points must also be shared with customers. We expect the PSCW to issue a final order on the settlement agreement in 2017.

Natural Gas Storage Facility in Michigan

In January 2017, WEC Energy Group signed an agreement for the acquisition of a natural gas storage facility in Michigan that would provide some of our current storage needs. As a result of this agreement, we, along with WE and WG, filed a request with the PSCW in February 2017 for a declaratory ruling on various items associated with the storage facility. In the filing, we requested that the PSCW review and confirm the reasonableness and prudency of our potential long-term storage service agreements and interstate natural gas transportation contracts related to the storage facility. We also requested approval to amend WEC Energy Group's Affiliated Interest Agreement to ensure WBS and WEC Energy Group's other subsidiaries would be able to provide services to the storage facility. We expect to receive these PSCW declarations and approvals by the third quarter of 2017.

03/31/2017 Form 10-Q	18	Wisconsin Public Service Corporation

Upper Michigan Energy Resources Corporation

Formation of Upper Michigan Energy Resources Corporation

In December 2016, both the MPSC and the PSCW approved the operation of UMERC, a subsidiary of WEC Energy Group, as a stand-alone utility in the Upper Peninsula of Michigan, and UMERC became operational effective January 1, 2017. This utility holds the electric and natural gas distribution assets, previously held by WE and us, located in the Upper Peninsula of Michigan.

2015 Michigan Rate Order

Prior to the formation of UMERC, in October 2014, we initiated a rate proceeding with the MPSC. In April 2015, the MPSC issued a final written order, effective April 24, 2015, approving a settlement agreement. As a result of the formation of UMERC, the terms and conditions of this rate order now apply to UMERC, including the related deferrals.

NOTE 15—NEW ACCOUNTING PRONOUNCEMENTS

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

We intend to adopt this standard for interim and annual periods beginning January 1, 2018, as required, and plan to use the modified retrospective method of adoption. If applicable, this method requires a cumulative-effect adjustment to be recorded on the balance sheet as of the beginning of 2018, as if the standard had always been in effect. If applicable, disclosures in 2018 will include a reconciliation of results under the new revenue guidance compared with what would have been reported in 2018 under the old revenue recognition guidance in order to help facilitate comparability with the prior periods.

We are currently reviewing our contracts with customers and related financial disclosures to evaluate the impact of the amended guidance on our existing revenue recognition policies and procedures. We consider our tariff sales, excluding the revenue component related to alternative revenue programs, to be in the scope of the new standard. We have evaluated the nature of these revenues and do not expect that there will be a significant shift in the timing or pattern of revenue recognition for such sales. However, in our evaluation, we are also monitoring unresolved implementation issues for our industry, including the impacts of the new guidance on our ability to recognize revenue for certain contracts where collectability is uncertain. The final resolution of these issues could impact our current accounting policies and revenue recognition.

Recognition and Measurement of Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017, and will be recorded with a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective. This guidance requires equity investments, including other ownership interests such as partnerships, unincorporated joint ventures, and limited liability companies, to be measured at fair value with changes in fair value recognized in net income. It also simplifies the impairment assessment of equity investments without readily determinable fair values and amends certain disclosure requirements associated with the fair value of financial instruments. This ASU does not apply to investments accounted for under the equity method of accounting. We are currently assessing the effects this guidance may have on our financial statements.

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

03/31/2017 Form 10-Q	19	Wisconsin Public Service Corporation

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

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Under this ASU, an employer is required to disaggregate the service cost component from the other components of the net benefit cost. The amendments provide explicit guidance on how to present the service cost component and the other components of the net benefit cost in the income statement and allow only the service cost component of the net benefit cost to be eligible for capitalization. The amendments should be applied retrospectively for the presentation of the service cost component and the other components of the net benefit cost in the income statement, and prospectively for the capitalization of the service cost component in assets. We are currently assessing the effects this guidance may have on our financial statements.

03/31/2017 Form 10-Q	20	Wisconsin Public Service Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2016.

Introduction

We are an electric and natural gas utility and an indirect wholly owned subsidiary of WEC Energy Group. We derive revenues primarily from the distribution and sale of electricity and natural gas to retail customers. We also provide wholesale electric service to numerous utilities and cooperatives for resale. We conduct our business primarily through our utility reportable segment. See Note 10, Segment Information, for more information on our reportable business segments.

Effective January 1, 2017, our customers and electric and natural gas distribution assets located in the Upper Peninsula of Michigan were transferred to UMERC, a new stand-alone utility subsidiary of WEC Energy Group. See Note 11, Related Parties, for more information.

Effective January 1, 2017, we transferred our 10.37% ownership interest in WPSI, which holds an approximate 34% interest in ATC, to another subsidiary of Integrys. See Note 11, Related Parties, for more information.

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

03/31/2017 Form 10-Q	21	Wisconsin Public Service Corporation

Exceptional Customer Care

Our approach is driven by an intense focus on delivering exceptional customer care every day. We strive to provide the best value for our customers by embracing constructive change, leveraging our capabilities and expertise, and using creative solutions to meet or exceed our customers’ expectations.

One example of how we have begun obtaining feedback from our customers is through "We Care" calls, where our employees contact customers after a completed service call. Customer satisfaction is a priority, and making "We Care" calls is one of the main methods we use to gauge our performance in order to improve customer satisfaction.

Safety

We have a long-standing commitment to both workplace and public safety, and under our "Target Zero" mission, we have an ultimate goal of zero incidents, accidents, and injuries.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017

Consolidated Earnings

Our consolidated earnings for the three months ended March 31, 2017 were $39.3 million, compared to $44.5 million for the same period in 2016. See below for additional information on the $5.2 million decrease in consolidated earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the three months ended March 31, 2017 and 2016 was $76.0 million and $76.9 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

03/31/2017 Form 10-Q	22	Wisconsin Public Service Corporation

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income for the first quarter of 2017 with the first quarter of 2016, including favorable or better, "B", and unfavorable or worse, "W", variances. Effective January 1, 2017, we transferred all of our electric and natural gas customers located in the Upper Peninsula of Michigan to UMERC. See Note 11, Related Parties, for more information.

	Three Months Ended March 31
(in millions)	2017	2016	B (W)
Electric revenues	$287.6	$281.6	$6.0
Fuel and purchased power	99.5	86.5	(13.0)
Total electric margins	188.1	195.1	(7.0)

Natural gas revenues	102.0	93.1	8.9
Cost of natural gas sold	65.4	55.9	(9.5)
Total natural gas margins	36.6	37.2	(0.6)

Total electric and natural gas margins	224.7	232.3	(7.6)

Other operation and maintenance	104.2	115.2	11.0
Depreciation and amortization	34.4	30.7	(3.7)
Property and revenue taxes	10.1	9.5	(0.6)
Operating income	$76.0	$76.9	$(0.9)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2017	2016	B (W)
Operation and maintenance not included in line items below	$59.0	$72.1	$13.1
Transmission (1)	35.9	37.0	1.1
Regulatory amortizations and other pass through expenses (2)	9.3	6.1	(3.2)
Total other operation and maintenance	$104.2	$115.2	$11.0

(1)
The PSCW has approved escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended March 31, 2017 and 2016, $26.9 million and $37.9 million, respectively, of costs were billed to us by transmission providers.

(2)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	MWh (in thousands)
Electric Sales Volumes	2017	2016		B (W)
Customer class
Residential	714.2	735.5		(21.3)
Small commercial and industrial	949.7	967.4	*	(17.7)
Large commercial and industrial	979.8	1,024.6	*	(44.8)
Other	7.9	8.3		(0.4)
Total retail	2,651.6	2,735.8	*	(84.2)
Wholesale	659.8	612.6		47.2
Resale	144.7	127.2		17.5
Total sales in MWh	3,456.1	3,475.6	*	(19.5)

*
Includes distribution sales for customers who purchased power from an alternative electric supplier in Michigan. Effective January 1, 2017, these customers and the related sales were transferred to UMERC.

03/31/2017 Form 10-Q	23	Wisconsin Public Service Corporation

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	B (W)
Customer class
Residential	111.3	111.6	(0.3)
Commercial and industrial	67.1	65.5	1.6
Total retail	178.4	177.1	1.3
Transport	127.3	125.7	1.6
Total sales in therms	305.7	302.8	2.9

	Three Months Ended March 31
	Degree Days
Weather *	2017	2016	B (W)
Heating (3,651 Normal)	3,273	3,438	(165)

*	Normal heating degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Utility Margins

Electric utility margins decreased $7.0 million during the first quarter of 2017, compared with the same period in 2016. The significant factors impacting the lower margins were:

•
A $4.7 million quarter-over-quarter negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our electric margins are impacted by under or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

•
A $3.3 million decrease related to lower retail sales volumes during the first quarter of 2017, primarily driven by the transfer of customers and their related sales to UMERC, an additional day of sales during the same period in 2016 due to leap year, and the impact of warmer winter weather. As measured by heating degree days, the first quarter of 2017 was 4.8% warmer than the same period in 2016.

Natural Gas Utility Margins

Natural gas utility margins decreased $0.6 million during the first quarter of 2017, compared with the same period in 2016. The lower margins were primarily driven by the transfer of customers and their related sales to UMERC.

Operating Income

Operating income at the utility segment decreased $0.9 million during the first quarter of 2017, compared with the same period in 2016. The decrease was driven by the $7.6 million decrease in margins discussed above, partially offset by a $6.7 million decrease in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes).

The significant factors impacting the $6.7 million decrease in operating expenses were:

•
A $5.8 million decrease in various electric distribution and generation expenses. The decrease was partially due to lower maintenance expense, driven by a planned outage at Weston Unit 3 during the first quarter of 2016.

•	A $4.9 million decrease in benefit costs, due in part to lower medical costs in 2017.

•	A $1.1 million decrease in electric transmission expenses discussed in the table above.

03/31/2017 Form 10-Q	24	Wisconsin Public Service Corporation

These decreases in operating expenses were partially offset by:

•	A $3.7 million increase in depreciation and amortization expense, driven by the ReACTTM multi-pollutant control system at Weston Unit 3 going into service during the fourth quarter of 2016.

•	A $3.2 million increase in regulatory amortizations and other pass through expenses discussed in the table above.

Other Segment Contribution to Operating Income

	Three Months Ended March 31
(in millions)	2017	2016	B (W)
Operating loss	$(0.2)	$—	$(0.2)

Consolidated Other Income, Net

	Three Months Ended March 31
(in millions)	2017	2016	B (W)
AFUDC – Equity	$0.9	$5.2	$(4.3)
Earnings from equity method investments	0.2	2.6	(2.4)
Other, net	1.8	0.1	1.7
Other income, net	$2.9	$7.9	$(5.0)

Other income, net decreased by $5.0 million when compared to the first quarter of 2016, primarily due to a decrease in AFUDC driven by the ReACTTM emission control technology at Weston Unit 3 going into service during the fourth quarter of 2016. Also contributing to the decrease were lower earnings from our equity method investments due to the transfer of our ownership interest in WPSI to another subsidiary of Integrys effective January 1, 2017. See Note 11, Related Parties, for more information.

Consolidated Interest Expense

	Three Months Ended March 31
(in millions)	2017	2016	B (W)
Interest expense	$13.9	$11.9	$(2.0)

Interest expense increased by $2.0 million, as compared to the first quarter of 2016, primarily due to a decrease in capitalized interest driven by the ReACTTM emission control technology at Weston Unit 3 going into service during the fourth quarter of 2016.

Consolidated Income Tax Expense

	Three Months Ended March 31
	2017	2016	B (W)
Effective tax rate	39.4%	39.0%	(0.4)%

Our effective tax rate increased by 0.4% when compared to the first quarter of 2016, primarily due to a decrease in the projected 2017 annual tax benefits associated with AFUDC – Equity. We expect our 2017 annual effective tax rate to be between 39.0% and 40.0%.

03/31/2017 Form 10-Q	25	Wisconsin Public Service Corporation

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following summarizes our cash flows during the three months ended March 31:

(in millions)	2017	2016	Change in 2017 Over 2016
Cash provided by (used in):
Operating activities	$226.3	$140.3	$86.0
Investing activities	(66.1)	(85.8)	19.7
Financing activities	(150.8)	(57.5)	(93.3)

Operating Activities

Net cash provided by operating activities increased $86.0 million during the first quarter of 2017, compared with the same period in 2016, driven by:

•	A $161.9 million increase in cash related to cash received for assets transferred out of our pension plan in January 2017. See Note 11, Related Parties, for more information

•
A $30.5 million increase in cash related to higher overall collections from customers, due to higher commodity prices. The average per-unit cost of natural gas sold increased 16.2% during the first quarter of 2017, compared with the same period in 2016.

•
A $24.2 million increase in cash due to lower payments for operating and maintenance costs. During the first quarter of 2017, our payments related to transmission, electric distribution and generation costs, and employee benefits decreased.

These increases in net cash provided by operating activities were partially offset by:

•	A $64.6 million increase in contributions and payments to our pension and OPEB plans during the first quarter of 2017.

•
A $31.8 million net decrease in cash related to $2.3 million of cash paid for income taxes during the first quarter of 2017, compared with $29.5 million of cash received during the same period in 2016. This decrease in cash was primarily the result of the extension of bonus depreciation in December 2015, resulting in a refund received during the first quarter of 2016.

•
A $29.7 million decrease in cash resulting from higher payments for natural gas and fuel and purchased power, primarily due to higher commodity prices during the first quarter of 2017, compared with the same period in 2016.

Investing Activities

Net cash used in investing activities decreased $19.7 million during the first quarter of 2017, compared with the same period in 2016. This decrease was primarily driven by a $24.5 million decrease in cash paid for capital expenditures, which is discussed in more detail below.

Capital Expenditures

Capital expenditures for the first quarter ended March 31 were as follows:

(in millions)	2017	2016	Change in 2017 Over 2016
Capital expenditures	$66.2	$90.7	$(24.5)

The decrease in cash paid for capital expenditures during the first quarter of 2017 was driven by lower expenditures for the ReACTTM emission control technology project at Weston Unit 3 and lower expenditures for a combustion turbine project at the Fox Energy Center.

03/31/2017 Form 10-Q	26	Wisconsin Public Service Corporation

See Significant Capital Projects below for more information.

Financing Activities

Net cash used in financing activities increased $93.3 million during the first quarter of 2017, compared with the same period in 2016, driven by:

•
A $75.4 million increase in dividends paid to our parent during the first quarter of 2017. We paid a special dividend to our parent to balance our capital structure during the first quarter of 2017, driven by cash received for assets transferred out of our pension plan in January 2017.

•	A $55.0 million equity contribution received from our parent during the first quarter of 2016.

These increases in net cash used for financing activities were partially offset by a $36.8 million decrease in the net repayments of commercial paper during the first quarter of 2017.

For more information on our short-term financing activities, see Note 3, Short-Term Debt and Lines of Credit.

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

We maintain a bank back-up credit facility, which provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. See Note 3, Short-Term Debt and Lines of Credit, for more information on our credit facility.

Working Capital

As of March 31, 2017, our current liabilities exceeded our current assets by $91.5 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

03/31/2017 Form 10-Q	27	Wisconsin Public Service Corporation

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

We are continuing work on the SMRP. This project includes converting more than 1,000 miles of overhead distribution power lines to underground in northern Wisconsin, adding distribution automation equipment on 400 miles of lines, and installing over 900 miles of underground circuit. We expect to invest approximately $300 million between 2017 and 2021 on this project. We also continue to upgrade our electric and natural gas distribution systems to enhance reliability.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. See Note 7, Guarantees, for more information.

Contractual Obligations

For additional information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2016 Annual Report on Form 10-K.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. The following discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2016 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, industry restructuring, environmental matters, critical accounting policies and estimates, and other matters.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. These risks include, but are not limited to, the regulatory recovery risk described below. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2016 Annual Report on Form 10-K for a discussion of other significant risks applicable to us.

Regulatory Recovery

Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. We record regulatory assets pursuant to specific orders or by a generic order issued by the PSCW. Recovery of these deferred costs in future rates is subject to the review and approval by the PSCW. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of these deferred costs, including those referenced below, is not

03/31/2017 Form 10-Q	28	Wisconsin Public Service Corporation

approved by the PSCW, the costs would be charged to income in the current period. The PSCW can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities.

We expect to request or have requested recovery of the costs related to the following projects discussed in our recent and pending rate proceedings and orders:

•
In June 2016, the PSCW approved the deferral of costs related to our ReACT™ project above the originally authorized $275.0 million level through 2017. In April 2017, we requested an extension of this deferral through 2019 from the PSCW as part of a settlement agreement. We expect the PSCW to issue a final order related to this extension in 2017. See Note 14, Regulatory Environment, for more information. We will be required to obtain a separate approval for collection of these deferred costs.

•
Prior to its acquisition by Wisconsin Energy Corporation, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries, including us. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of March 31, 2017, we had not received any significant disallowances of the costs incurred for this project. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project.

See Note 14, Regulatory Environment, for more information regarding recent and pending rate proceedings and orders.

Environmental Matters

See Note 12, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

03/31/2017 Form 10-Q	29	Wisconsin Public Service Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 5, Fair Value Measurements, Note 6, Derivative Instruments, and Note 7, Guarantees, in this report for information concerning our market risk exposures.

03/31/2017 Form 10-Q	30	Wisconsin Public Service Corporation

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2017 Form 10-Q	31	Wisconsin Public Service Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2016 Annual Report on Form 10-K. See Note 12, Commitments and Contingencies, in this report for more information on material legal proceedings and matters related to us.

In addition to those legal proceedings referenced above and discussed below, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material effect on our financial statements.

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2016. See Item 1A. Risk Factors in Part I of our 2016 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

03/31/2017 Form 10-Q	32	Wisconsin Public Service Corporation

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

03/31/2017 Form 10-Q	33	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 5, 2017	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2017 Form 10-Q	34	Wisconsin Public Service Corporation