Form 10-Q
period 2017-06-30
WISCONSIN PUBLIC SERVICE CORP
filed 2017-08-04
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017

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

Common Stock, $4 Par Value,
23,896,962 shares outstanding at June 30, 2017

All of the common stock of Wisconsin Public Service Corporation is owned by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2017

06/30/2017 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Integrys	Integrys Holding, Inc.
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WEC Energy Group	WEC Energy Group, Inc.
WE	Wisconsin Electric Power Company
WG	Wisconsin Gas LLC
WPSI	WPS Investments, LLC
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
AIA	Affiliated Interest Agreement
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
CAA	Clean Air Act
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
SO2	Sulfur Dioxide

Measurements
Dth	Dekatherm
MWh	Megawatt-hour

Other Terms and Abbreviations
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
ROE	Return on Equity
SMRP	System Modernization and Reliability Project
Supreme Court	United States Supreme Court

03/31/2016 Form 10-Q	ii	Wisconsin Public Service Corporation

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

•	Costs and effects of litigation, administrative proceedings, investigations, settlements, claims, and inquiries;

•	The risk of financial loss, including increases in bad debt expense, associated with the inability of our customers, counterparties, and affiliates to meet their obligations;

06/30/2017 Form 10-Q	1	Wisconsin Public Service Corporation

•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters;

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

06/30/2017 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Operating revenues	$341.6	$331.5	$731.2	$706.2

Operating expenses
Cost of sales	130.5	113.5	295.4	255.9
Other operation and maintenance	105.9	134.1	210.3	249.2
Depreciation and amortization	34.4	30.2	68.8	61.0
Property and revenue taxes	9.8	10.3	19.9	19.8
Total operating expenses	280.6	288.1	594.4	585.9

Operating income	61.0	43.4	136.8	120.3

Other income, net	3.0	8.9	5.9	16.8
Interest expense	13.6	11.7	27.5	23.6
Other expense	(10.6)	(2.8)	(21.6)	(6.8)

Income before income taxes	50.4	40.6	115.2	113.5
Income tax expense	19.7	14.3	45.2	42.7
Net income	$30.7	$26.3	$70.0	$70.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2017 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	June 30,	December 31,
(in millions, except share and per share amounts)	2017	2016
Assets
Current assets
Cash and cash equivalents	$26.6	$3.1
Collateral on deposit	21.2	16.1
Accounts receivable and unbilled revenues, net of reserves of $4.0 and $3.0, respectively	177.0	194.7
Receivables from related parties	5.6	3.0
Materials, supplies, and inventories	112.4	125.3
Prepaid taxes	46.4	57.3
Other	8.4	8.4
Current assets	397.6	407.9

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $1,624.7 and $1,595.1, respectively	3,695.8	3,662.0
Regulatory assets	453.5	465.8
Goodwill	36.4	36.4
Pension and OPEB assets	26.8	114.8
Other	54.8	121.3
Long-term assets	4,267.3	4,400.3
Total assets	$4,664.9	$4,808.2

Liabilities and Shareholder's Equity
Current liabilities
Short-term debt	$131.9	$176.8
Current portion of long-term debt	125.0	125.0
Accounts payable	115.5	165.4
Payables to related parties	23.8	21.6
Other	64.0	64.2
Current liabilities	460.2	553.0

Long-term liabilities
Long-term debt	1,165.7	1,165.3
Deferred income taxes	898.7	929.5
Deferred investment tax credits	6.9	7.0
Regulatory liabilities	303.3	291.3
Environmental remediation liabilities	96.3	97.2
Pension and OPEB obligations	27.2	25.4
Payables to related parties	3.8	4.1
Other	109.9	107.2
Long-term liabilities	2,611.8	2,627.0

Commitments and contingencies (Note 12)

Shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	996.6	966.9
Retained earnings	500.7	565.7
Shareholder's equity	1,592.9	1,628.2
Total liabilities and shareholder's equity	$4,664.9	$4,808.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2017 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2017	2016
Operating Activities
Net income	$70.0	$70.8
Reconciliation to cash provided by operating activities
Depreciation and amortization	68.8	62.0
Deferred income taxes and investment tax credits, net	18.2	50.4
Contributions and payments related to pension and OPEB plans	(66.2)	(1.0)
Cash received for pension plan assets transferred	161.9	—
Change in –
Accounts receivable and unbilled revenues	10.6	(3.3)
Materials, supplies, and inventories	13.3	29.5
Prepaid taxes	10.9	10.4
Other current assets	(2.5)	0.4
Accounts payable	(14.6)	(27.4)
Accrued taxes	0.7	30.2
Other current liabilities	(0.4)	(4.5)
Other, net	9.7	15.9
Net cash provided by operating activities	280.4	233.4

Investing Activities
Capital expenditures	(144.3)	(154.1)
Proceeds from (payments for) assets transferred to (from) WBS	(9.2)	7.3
Other, net	1.4	(2.6)
Net cash used in investing activities	(152.1)	(149.4)

Financing Activities
Change in short-term debt	(44.8)	(50.2)
Repayment of loan	—	(28.6)
Repayment of long-term debt to parent	—	(2.9)
Payment of dividends to parent	(135.0)	(59.3)
Equity contribution from parent	75.0	55.0
Other, net	—	(0.1)
Net cash used in financing activities	(104.8)	(86.1)

Net change in cash and cash equivalents	23.5	(2.1)
Cash and cash equivalents at beginning of period	3.1	6.1
Cash and cash equivalents at end of period	$26.6	$4.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2017 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2017

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

In December 2016, both the MPSC and the PSCW approved the operation of UMERC as a stand-alone utility in the Upper Peninsula of Michigan, and UMERC became operational effective January 1, 2017. UMERC holds the electric and natural gas distribution assets, previously held by WE and us, located in the Upper Peninsula of Michigan. See Note 11, Related Parties, and Note 14, Regulatory Environment, for more information on UMERC.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2016. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the six months ended June 30, 2017, are not necessarily indicative of expected results for 2017 due to seasonal variations and other factors.

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

06/30/2017 Form 10-Q	6	Wisconsin Public Service Corporation

making loans to or guaranteeing obligations of WEC Energy Group, Integrys, or their subsidiaries. See Note 10, Common Equity, in our 2016 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 3—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2017	December 31, 2016
Commercial paper
Amount outstanding	$131.9	$176.8
Weighted-average interest rate on amounts outstanding	1.32%	1.01%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2017, was $137.9 million with a weighted-average interest rate during the period of 1.04%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	June 30, 2017
Revolving credit facility	December 2020	$250.0

Less: commercial paper outstanding		$131.9
Available capacity under existing agreement		$118.1

NOTE 4—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	June 30, 2017	December 31, 2016
Fossil fuel	$55.6	$66.7
Materials and supplies	40.8	37.5
Natural gas in storage	16.0	21.1
Total	$112.4	$125.3

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

06/30/2017 Form 10-Q	7	Wisconsin Public Service Corporation

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

We recognize transfers between levels of the fair value hierarchy at their value as of the end of the reporting period.

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.3	$—	$—	$0.3
Petroleum product contracts	0.1	—	—	0.1
FTRs	—	—	5.8	5.8
Total derivative assets	$0.4	$—	$5.8	$6.2

Derivative liabilities
Natural gas contracts	$0.6	$—	$—	$0.6
Coal contracts	—	1.1	—	1.1
Total derivative liabilities	$0.6	$1.1	$—	$1.7

	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.1	$0.1	$—	$0.2
FTRs	—	—	2.0	2.0
Coal contracts	—	0.1	—	0.1
Total derivative assets	$0.1	$0.2	$2.0	$2.3

Derivative liabilities
Coal contracts	$—	$1.4	$—	$1.4

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

06/30/2017 Form 10-Q	8	Wisconsin Public Service Corporation

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Balance at the beginning of period	$0.6	$0.5	$2.0	$2.0
Net realized and unrealized losses	—	—	—	(0.2)
Purchases	6.9	7.1	6.9	7.1
Sales	—	(0.1)	—	(0.2)
Settlements	(1.7)	(1.6)	(3.1)	(2.8)
Balance at the end of period	$5.8	$5.9	$5.8	$5.9

Unrealized gains and losses on Level 3 derivatives are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on these instruments flow through cost of sales on the income statements.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	June 30, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,290.7	$1,398.9	$1,290.3	$1,373.4

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

06/30/2017 Form 10-Q	9	Wisconsin Public Service Corporation

The following table shows our derivative assets and derivative liabilities:

	June 30, 2017		December 31, 2016
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$0.3	$0.5	$0.2	$—
Petroleum products contracts	0.1	—	—	—
FTRs	5.8	—	2.0	—
Coal contracts	—	0.8	—	0.9
Total other current *	$6.2	$1.3	$2.2	$0.9

Other long-term
Natural gas contracts	$—	$0.1	$—	$—
Coal contracts	—	0.3	0.1	0.5
Total other long-term *	$—	$0.4	$0.1	$0.5
Total	$6.2	$1.7	$2.3	$1.4

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivative instruments are primarily included in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	— Dth	$—	2.1 Dth	$—
Petroleum products contracts	— gallons	—	1.0 gallons	(0.2)
FTRs	2.1 MWh	0.2	1.7 MWh	1.1
Total		$0.2		$0.9

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	5.1 Dth	$(0.5)	14.0 Dth	$(1.8)
Petroleum products contracts	— gallons	—	2.4 gallons	(0.6)
FTRs	4.3 MWh	0.7	4.1 MWh	2.3
Total		$0.2		$(0.1)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2017 and December 31, 2016, we had posted cash collateral of $21.2 million and $16.1 million, respectively, in our margin accounts. These amounts primarily relate to cash collateral posted with MISO.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2017			December 31, 2016
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$6.2	$1.7		$2.3	$1.4
Gross amount not offset on the balance sheet	(0.4)	(0.6)	*	—	—
Net amount	$5.8	$1.1		$2.3	$1.4

*	Includes cash collateral posted of $0.2 million.

NOTE 7—GUARANTEES

As of June 30, 2017, we had a $1.9 million standby letter of credit, due in January 2018, that was issued by a financial institution for the benefit of a third party that extended credit to us. This amount is not reflected on our balance sheets.

06/30/2017 Form 10-Q	10	Wisconsin Public Service Corporation

NOTE 8—EMPLOYEE BENEFITS

Through December 31, 2016, we participated in the Integrys Energy Group Retirement Plan, a noncontributory, qualified pension plan sponsored by WBS. We were responsible for our share of the plan assets and obligations. Effective January 1, 2017, the Integrys Energy Group Retirement Plan was split into six separate plans. As a result, we now have our own pension plan. While the split did not impact our pension benefit obligation, federal regulations required a different allocation of assets among the new plans. Assets were transferred out of our plan in January 2017, however we made additional contributions to the plan as discussed below. See Note 11, Related Parties, for more information.

The following tables show the components of net periodic pension and OPEB costs for our benefit plans:

	Pension Costs
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Service cost	$1.9	$2.1	$4.5	$4.6
Interest cost	6.6	7.0	13.4	13.8
Expected return on plan assets	(11.7)	(13.2)	(23.2)	(26.0)
Loss on plan settlement	—	3.2	—	3.2
Amortization of net actuarial loss	4.3	4.5	8.6	8.7
Net periodic benefit cost	$1.1	$3.6	$3.3	$4.3

	OPEB Costs
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Service cost	$1.5	$1.9	$3.1	$3.7
Interest cost	2.3	2.7	4.7	5.3
Expected return on plan assets	(4.1)	(4.0)	(8.2)	(8.0)
Amortization of prior service credit	(2.3)	(1.9)	(4.6)	(3.7)
Amortization of net actuarial loss	0.6	0.6	1.2	1.2
Net periodic benefit credit	$(2.0)	$(0.7)	$(3.8)	$(1.5)

During the six months ended June 30, 2017, we made payments of $65.4 million to our pension plans and $0.8 million to our OPEB plans. We expect to make payments of $0.3 million related to our pension plans during the remainder of 2017, dependent upon various factors affecting us, including our liquidity position and tax law changes. We do not expect to contribute to the OPEB plans during the remainder of 2017.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the six months ended June 30, 2017 and 2016.

The identifiable intangible assets other than goodwill listed below are classified as other long-term assets on our balance sheets.

	June 30, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets *	$8.3	$(5.0)	$3.3	$15.6	$(10.7)	$4.9
Unamortized intangible assets	0.4	—	0.4	0.4	—	0.4
Total intangible assets	$8.7	$(5.0)	$3.7	$16.0	$(10.7)	$5.3

*
Represents contractual service agreements that provide for major maintenance and protection against unforeseen maintenance costs related to the combustion turbine generators at the Fox Energy Center. The remaining amortization period at June 30, 2017, was approximately three years.

06/30/2017 Form 10-Q	11	Wisconsin Public Service Corporation

NOTE 10—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At June 30, 2017, we reported two segments, which are described below.

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

During 2017, the other segment included non-utility activities, as well as equity earnings from our investment in WRPC. During 2016, the other segment included non-utility activities as well as equity earnings from our investments in WRPC and WPSI, which holds an approximate 34% interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. Effective January 1, 2017, we transferred our 10.37% ownership interest in WPSI to another subsidiary of Integrys. See Note 11, Related Parties, for more information.

The following tables show summarized financial information related to our reportable segments for the three and six months ended June 30, 2017 and 2016:

(in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
Three Months Ended June 30, 2017
External revenues	$341.6	$—	$—	$341.6
Other operation and maintenance	105.6	0.3	—	105.9
Depreciation and amortization	34.5	(0.1)	—	34.4
Operating income (loss)	61.2	(0.2)	—	61.0
Other income, net	1.6	1.4	—	3.0
Interest expense	13.6	—	—	13.6

(in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
Three Months Ended June 30, 2016
External revenues	$331.5	$—	$—	$331.5
Intersegment revenues	—	0.1	(0.1)	—
Other operation and maintenance	134.3	(0.1)	(0.1)	134.1
Depreciation and amortization	30.3	(0.1)	—	30.2
Operating income	43.1	0.3	—	43.4
Other income, net	6.8	2.1	—	8.9
Interest expense	11.7	—	—	11.7

(in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
Six Months Ended June 30, 2017
External revenues	$731.2	$—	$—	$731.2
Other operation and maintenance	209.8	0.5	—	210.3
Depreciation and amortization	68.9	(0.1)	—	68.8
Operating income (loss)	137.2	(0.4)	—	136.8
Other income, net	4.1	1.8	—	5.9
Interest expense	27.5	—	—	27.5

06/30/2017 Form 10-Q	12	Wisconsin Public Service Corporation

(in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
Six Months Ended June 30, 2016
External revenues	$706.2	$—	$—	$706.2
Intersegment revenues	—	0.3	(0.3)	—
Other operation and maintenance	249.5	—	(0.3)	249.2
Depreciation and amortization	61.0	—	—	61.0
Operating income	120.0	0.3	—	120.3
Other income, net	12.2	4.6	—	16.8
Interest expense	23.5	0.1	—	23.6

NOTE 11—RELATED PARTIES

We routinely enter into transactions with related parties, including WEC Energy Group, its subsidiaries, ATC, and other affiliated entities.

We provide and receive services, property, and other items of value to and from our parent, WEC Energy Group, and other subsidiaries of WEC Energy Group.

A new AIA took effect January 1, 2017. The new agreement replaced the previous agreements. The pricing methodology and services under this new agreement are substantially identical to those under the agreements that were replaced. In June 2017, the PSCW approved modifications to the new AIA to incorporate WEC Energy Group's acquisition of Bluewater, which is discussed in more detail below. The proposal to incorporate Bluewater into the AIA is pending before the Minnesota Public Utilities Commission.

Prior to January 1, 2017, we held a 10.37% investment in WPSI, which was accounted for as an equity method investment. WPSI holds an approximate 34% interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. Effective January 1, 2017, based upon input we received from the PSCW, we transferred our $67.2 million ownership interest in WPSI to another subsidiary of Integrys. In addition, we transferred $43.1 million of related deferred income tax liabilities. These transactions were non-cash equity transfers recorded to additional paid in capital between entities under common control, and therefore, did not result in the recognition of a gain or loss.

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

Our balance sheets included the following receivables and payables related to transactions entered into with related parties:

(in millions)	June 30, 2017	December 31, 2016
Accounts receivable
Services provided to ATC	$0.3	$1.1
Accounts payable
Network transmission services from ATC	9.0	8.8
Liability related to income tax allocation
Integrys	4.4	4.8

06/30/2017 Form 10-Q	13	Wisconsin Public Service Corporation

The following table shows activity associated with our related party transactions:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Transactions with WE (1)
Billings to WE	$1.1	$0.6	$2.2	$1.0
Billings from WE	5.2	1.9	7.7	2.9
Transactions with WBS (1)
Billings to WBS (2)	4.2	3.9	168.3	13.3
Billings from WBS (3)	35.3	45.7	68.2	82.4
Transactions with UMERC (4)
Electric sales to UMERC	4.0	—	8.1	—
Billings from UMERC (1)	5.1	—	6.7	—
Transactions related to ATC
Charges from ATC for network transmission services	26.9	27.7	53.9	55.4
Charges to ATC for services and construction	1.4	2.0	2.8	4.0
Refund from ATC per FERC ROE order	—	—	(8.9)	—
Transactions with equity-method investees
Lease payments to WRPC (5)	0.4	—	0.5	—
Purchases of energy from WRPC (5)	—	0.9	0.5	1.9
Charges from WRPC for services	0.6	—	0.8	—
Charges to WRPC for operations	0.3	0.2	0.5	0.3
Equity earnings from WPSI	—	1.8	—	4.1

(1)	Includes amounts billed for services, pass through costs, and other items in accordance with approved AIAs.

(2)
Includes $161.9 million of cash received related to our transfer of pension trust assets in conjunction with the Integrys pension plan split for the six months ended June 30, 2017. Effective January 1, 2017, the Integrys Energy Group Retirement Plan was split into six separate plans. As a result, we now have our own pension plan. While the split did not impact our pension benefit obligation, federal regulations required a different allocation of assets among the new plans. Assets were transferred out of our plan in January 2017. There were no transfers of assets to WBS for the three months ended June 30, 2017. The three and six months ended June 30, 2016, included $0.9 million and $7.3 million, respectively, for the transfer of certain software assets to WBS.

(3)
Includes $9.2 million for the transfer of certain software assets to us for the three and six months ended June 30, 2017. There were no transfers of software assets to us for the three and six months ended June 30, 2016.

(4)	UMERC became operational effective January 1, 2017. See below for more information.

(5)	In March 2017, we terminated our purchased power agreement with WRPC and entered into a lease agreement with WRPC to lease 50% of its hydroelectric power generation facilities.

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

UMERC obtains its energy through the MISO Energy Markets and meets its market obligations through power purchase agreements with us and WE.

06/30/2017 Form 10-Q	14	Wisconsin Public Service Corporation

WEC Energy Group's Acquisition of Natural Gas Storage Facilities in Michigan

On June 30, 2017, WEC Energy Group completed the acquisition of Bluewater for $226.0 million. Bluewater owns natural gas storage facilities in Michigan that will provide for some of our current storage needs for our natural gas utility operations. We plan to enter into a long-term service agreement with Bluewater to take the allocated storage. See Note 14, Regulatory Environment, for more information.

NOTE 12—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2017, were $903.0 million.

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

The EPA published its proposed update to the CSAPR for the 2008 ozone NAAQS in December 2015, and issued the final rule in September 2016. We remain well positioned to meet the rule requirements and do not expect to incur significant costs to comply with this rule.

Sulfur Dioxide National Ambient Air Quality Standards

The EPA issued a revised 1-Hour SO2 NAAQS that became effective in August 2010. The EPA issued a final rule in August 2015 describing the implementation requirements and established a compliance timeline for the revised standard. The final rule affords state agencies some latitude in rule implementation. A nonattainment designation could have negative impacts for a localized geographic area, including additional permitting requirements for new or existing sources in the area. In June 2016, we provided modeling to the WDNR that shows the area around the Weston Power Plant to be in compliance. Based upon the submittal, the WDNR provided final modeling to the EPA demonstrating the area around the Weston Power Plant to be in compliance. We expect that the EPA will consider the WDNR's recommendation and finalize its designation by the end of 2017. We believe our fleet overall is well positioned to meet the regulation and do not expect to incur significant costs to comply with this regulation.

06/30/2017 Form 10-Q	15	Wisconsin Public Service Corporation

8-Hour Ozone National Ambient Air Quality Standards

Sheboygan County is currently designated as nonattainment with the 2008 ozone standard. Wisconsin has prepared a draft attainment plan for Sheboygan County, which is out for public comment and is expected to submit a final plan to the EPA for approval this summer. A final EPA action regarding Wisconsin's attainment plan is expected later in 2017.

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

Climate Change

In 2015, the EPA issued a final rule regulating GHG emissions from existing generating units, referred to as the Clean Power Plan (CPP), a proposed federal plan and model trading rules as alternatives or guides to state compliance plans, and final performance standards for modified and reconstructed generating units and new fossil-fueled power plants. In October 2015, following publication of the CPP, numerous states (including Wisconsin) and other parties, filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. The D.C. Circuit Court of Appeals denied the stay request, but in February 2016, the Supreme Court stayed the effectiveness of the CPP until disposition of the litigation in the D.C. Circuit Court of Appeals and to the extent that further appellate review is sought, at the Supreme Court. The D.C. Circuit Court of Appeals heard one case in September 2016, and the other case is still pending. In April 2017, pursuant to motions made by the EPA, the D.C. Circuit Court of Appeals ordered the cases to be held in abeyance. Supplemental briefs were provided addressing whether the cases should be remanded to the EPA rather than held in abeyance. The EPA argued that the cases should continue to be held in abeyance pending the conclusion of the EPA's review of the CPP and any resulting rulemaking.

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

In March 2017, President Trump issued an executive order that, among other things, specifically directs the EPA to review, and if appropriate, initiate proceedings to suspend, revise, or rescind the CPP and related GHG regulations for new, reconstructed, or modified fossil-fueled power plants. The EPA announced that it has initiated this review. As a result of this order and related EPA review, as well as the ongoing legal proceedings, the timelines for the GHG emission reduction goals and all other aspects of the CPP are uncertain. In April 2017, the EPA withdrew the proposed rule for a federal plan and model trading rules that were published in October 2015 for use in developing state plans to implement the CPP or for use in states where a plan is not submitted or approved. In addition, the Governor of Wisconsin issued an executive order in February 2016, which prohibits state agencies, departments, boards, commissions, or other state entities from developing or promoting the development of a state plan.

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

06/30/2017 Form 10-Q	16	Wisconsin Public Service Corporation

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

During 2017 and 2018, we will continue to complete studies and evaluate options to address the EM BTA requirements at these plants. With the exception of Weston Units 3 and 4 (which have existing cooling towers that meet EM BTA requirements), we cannot yet determine what, if any, intake structure or operational modifications will be required to meet the new EM BTA requirements at the facilities. We also expect that limited studies to support WDNR BTA determinations will be conducted at the Weston facility. Based on preliminary discussions with the WDNR, we anticipate that the WDNR will not require physical modifications to the Weston Unit 2 intake structure to meet the EM BTA requirements based on low capacity use of the unit. We expect to submit entrainment studies being conducted at Pulliam Units 7 and 8 to the WDNR by June 2018.

We believe our fleet overall is well positioned to meet the new regulation and do not expect to incur significant costs to comply with this regulation.

Steam Electric Effluent Limitation Guidelines

The EPA's final steam electric effluent limitations guidelines (ELG) rule took effect in January 2016. In April 2017, the EPA issued an administrative stay of certain compliance deadlines while further reviewing the rule. In June 2017, the EPA issued a proposed rule to codify this stay. This rule applies to wastewater discharges from our power plant processes in Wisconsin. While the ELG compliance deadlines are postponed, the WDNR has indicated that it will refrain from incorporating certain new requirements into any reissued discharge permits between 2018 and 2023.

After a final rule is back in effect, the WDNR has indicated that it will modify the state rules as necessary and incorporate the new requirements into our facility permits, which are renewed every five years. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. However, as currently constructed, the ELG rule will require additional wastewater treatment retrofits as well as installation of other equipment to minimize process water use.

The final rule would phase in new or more stringent requirements related to limits of arsenic, mercury, selenium, and nitrogen in wastewater discharged from wet scrubber systems. The rule also would require dry fly ash handling, which is already in place at all of our power plants. Dry bottom ash transport systems are required by the new rule, and modifications would be required at Pulliam Units 7 and 8 and Weston Unit 3. We are beginning preliminary engineering for compliance with the rule and estimate a total cost range of $25 million to $35 million for these advanced treatment and bottom ash transport systems.

06/30/2017 Form 10-Q	17	Wisconsin Public Service Corporation

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	June 30, 2017	December 31, 2016
Regulatory assets	$114.0	$116.0
Reserves for future remediation	96.3	97.2

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

Also, in May 2010, we received from the Sierra Club a Notice of Intent to file a civil lawsuit based on allegations that we violated the CAA at the Weston and Pulliam plants. We entered into a Standstill Agreement with the Sierra Club by which the parties agreed to negotiate as part of the EPA NOV process, rather than litigate. The Standstill Agreement ended in October 2012, but no further action has been taken by the Sierra Club as of June 30, 2017. It is unknown whether the Sierra Club will take further action in the future.

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

06/30/2017 Form 10-Q	18	Wisconsin Public Service Corporation

The Consent Decree contains a requirement to, among other things, refuel, repower, or retire Edgewater Unit 4, of which we are a joint owner, by no later than December 31, 2018. Management of the joint owners has recommended that Edgewater Unit 4 be retired in December 2018. However, a final decision on how to address the requirement for this unit has not yet been made by the joint owners, as early retirement is contingent on various operational and market factors, and other alternatives to retirement are still available.

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2017	2016
Cash (paid) for interest, net of amount capitalized	(27.5)	(27.2)
Cash (paid) received for income taxes, net	(18.5)	43.0
Significant noncash transactions:
Accounts payable related to construction costs	33.4	37.0
Transfer of ownership in WPSI to another subsidiary of Integrys *	67.2	—
Transfer of net assets to UMERC *	21.1	—

*	See Note 11, Related Parties, for more information on these transactions.

NOTE 14—REGULATORY ENVIRONMENT

2018 and 2019 Wisconsin Rates

During April 2017, we, along with WE and WG, filed an application with the PSCW for approval of a settlement agreement we made with several of our commercial and industrial customers regarding 2018 and 2019 base rates. In this proposed settlement agreement, we agreed to keep electric and natural gas base rates frozen for our customers through 2019. In addition, we agreed to extend and expand the electric real-time pricing options for large commercial and industrial customers. Deferral of the revenue requirement impacts of any federal corporate tax reform enacted in 2017, or during the rate freeze period, was included in the agreement as well. Additionally, the agreement allows us to extend, through 2019, the deferral for the revenue requirement of ReACT™ costs above the authorized $275.0 million level. The total cost of the ReACT™ project, excluding $51 million of AFUDC, is currently estimated to be $342 million. The agreement also included an extension, through 2019, of other deferrals related to our electric real-time pricing program and network transmission expenses.

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

In July 2017, the PSCW staff issued a commission memorandum in response to the settlement agreement, and we expect the PSCW to issue a final order on the agreement during the third quarter of 2017. If the PSCW rejects the proposed settlement agreement, we expect we will file a traditional rate proceeding.

Natural Gas Storage Facilities in Michigan

In January 2017, WEC Energy Group signed an agreement for the acquisition of Bluewater. Bluewater owns natural gas storage facilities in Michigan that would provide some of the current storage needs for our natural gas distribution service customers. As a result of this agreement, we, along with WE and WG, filed a request with the PSCW in February 2017 for a declaratory ruling on various items associated with the storage facilities. In the filing, we requested that the PSCW review and confirm the reasonableness and prudency of our potential long-term storage service agreements and interstate natural gas transportation contracts related to the storage facilities. We also requested approval to amend WEC Energy Group's AIA to ensure WBS and WEC Energy Group's other subsidiaries could provide services to the storage facilities. During June 2017, the PSCW granted, subject to various conditions, these declarations and approvals, and WEC Energy Group acquired Bluewater on June 30, 2017. See Note 11, Related Parties, for more information.

06/30/2017 Form 10-Q	19	Wisconsin Public Service Corporation

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

We intend to adopt this standard for interim and annual periods beginning January 1, 2018, as required, and plan to use the modified retrospective method of adoption. If applicable, this method requires a cumulative-effect adjustment to be recorded on the balance sheet as of the beginning of 2018, as if the standard had always been in effect. If applicable, disclosures in 2018 will include a reconciliation of results under the new revenue recognition guidance compared with what would have been reported in 2018 under the old revenue recognition guidance in order to help facilitate comparability with the prior periods.

We are currently reviewing our contracts with customers and related financial disclosures to evaluate the impact of the amended guidance on our existing revenue recognition policies and procedures. We consider our tariff sales, excluding the revenue component related to alternative revenue programs, to be in the scope of the new standard. We have evaluated the nature of these revenues and do not expect that there will be a significant shift in the timing or pattern of revenue recognition for such sales. However, in our evaluation, we are also monitoring unresolved implementation issues for our industry. The final resolution of these issues could impact our current accounting policies and revenue recognition.

Recognition and Measurement of Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017, and will be recorded with a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective. This guidance requires equity investments, including other ownership interests such as partnerships, unincorporated joint ventures, and limited liability companies, to be measured at fair value with changes in fair value recognized in net income. It also simplifies the impairment assessment of equity investments without readily determinable fair values and amends certain disclosure requirements associated with the fair value of financial instruments. This ASU does not apply to investments accounted for under the equity method of accounting. We do not believe the adoption of this guidance will have a significant impact on our financial statements.

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

06/30/2017 Form 10-Q	20	Wisconsin Public Service Corporation

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

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and will be applied using a retrospective transition method. There are eight main provisions of this ASU for which current GAAP either is unclear or does not include specific guidance. We do not believe the adoption of this guidance will have a significant impact on our financial statements.

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

06/30/2017 Form 10-Q	21	Wisconsin Public Service Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2016.

Introduction

We are an electric and natural gas utility and an indirect wholly owned subsidiary of WEC Energy Group. We derive revenues primarily from the distribution and sale of electricity and natural gas to retail customers in Wisconsin. We also provide wholesale electric service to numerous utilities and cooperatives for resale. We conduct our business primarily through our utility reportable segment. See Note 10, Segment Information, for more information on our reportable business segments.

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

We continue work on our SMRP, which involves modernizing parts of our electric distribution system, including burying or upgrading lines. The project focuses on constructing facilities to improve the reliability of electric service we provide to our customers.

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

06/30/2017 Form 10-Q	22	Wisconsin Public Service Corporation

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2017

Consolidated Earnings

Our consolidated earnings for the three months ended June 30, 2017 were $30.7 million, compared to $26.3 million for the same quarter in 2016. See below for additional information on the $4.4 million increase in consolidated earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the three months ended June 30, 2017 and 2016 was $61.2 million and $43.1 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

06/30/2017 Form 10-Q	23	Wisconsin Public Service Corporation

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income for the second quarter of 2017 with the second quarter of 2016, including favorable or better, "B", and unfavorable or worse, "W", variances. Effective January 1, 2017, we transferred all of our electric and natural gas customers located in the Upper Peninsula of Michigan to UMERC. See Note 11, Related Parties, for more information.

	Three Months Ended June 30
(in millions)	2017	2016	B (W)
Electric revenues	$289.6	$282.3	$7.3
Fuel and purchased power	105.3	91.3	(14.0)
Total electric margins	184.3	191.0	(6.7)

Natural gas revenues	52.0	49.2	2.8
Cost of natural gas sold	25.2	22.2	(3.0)
Total natural gas margins	26.8	27.0	(0.2)

Total electric and natural gas margins	211.1	218.0	(6.9)

Other operation and maintenance	105.6	134.3	28.7
Depreciation and amortization	34.5	30.3	(4.2)
Property and revenue taxes	9.8	10.3	0.5
Operating income	$61.2	$43.1	$18.1

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2017	2016	B (W)
Operation and maintenance not included in line items below	$60.2	$87.8	$27.6
Transmission (1)	37.2	37.1	(0.1)
Regulatory amortizations and other pass through expenses (2)	8.2	9.4	1.2
Total other operation and maintenance	$105.6	$134.3	$28.7

(1)
The PSCW has approved escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended June 30, 2017 and 2016, $37.4 million and $37.8 million, respectively, of costs were billed to us by transmission providers.

(2)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2017	2016	B (W)
Customer class
Residential	605.4	614.4	(9.0)
Small commercial and industrial	965.5	991.4	(25.9)
Large commercial and industrial	1,012.4	1,053.3	(40.9)
Other	5.5	5.7	(0.2)
Total retail	2,588.8	2,664.8	(76.0)
Wholesale	674.6	627.2	47.4
Resale	176.0	111.0	65.0
Total sales in MWh	3,439.4	3,403.0	36.4

06/30/2017 Form 10-Q	24	Wisconsin Public Service Corporation

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	B (W)
Customer class
Residential	34.0	37.2	(3.2)
Commercial and industrial	23.3	27.3	(4.0)
Total retail	57.3	64.5	(7.2)
Transport	96.2	95.8	0.4
Total sales in therms	153.5	160.3	(6.8)

	Three Months Ended June 30
	Degree Days
Weather *	2017	2016	B (W)
Heating (958 normal)	834	964	(130)
Cooling (131 normal)	125	142	(17)

*	Normal heating degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Utility Margins

Electric utility margins decreased $6.7 million during the second quarter of 2017, compared with the same quarter in 2016. The significant factors impacting the lower margins were:

•
A $5.6 million decrease related to lower retail sales volumes during the second quarter of 2017, primarily driven by the transfer of customers and their related sales to UMERC and the impact of warmer weather. As measured by heating degree days, the second quarter of 2017 was 13.5% warmer than the same quarter in 2016.

•
A $3.2 million negative impact from collections of fuel and purchased power costs compared with costs approved in rates in the second quarter of 2017, as compared with the same quarter in 2016. Under the Wisconsin fuel rules, our electric margins are impacted by under or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

Partially offsetting these decreases was a $1.8 million increase in wholesale margins driven by higher sales volumes during the second quarter of 2017, primarily due to UMERC purchasing a portion of its energy from us.

Natural Gas Utility Margins

Natural gas utility margins decreased $0.2 million during the second quarter of 2017, compared with the same quarter in 2016. The lower margins were driven by the impact of warmer weather and the transfer of customers and their related sales to UMERC.

Operating Income

Operating income at the utility segment increased $18.1 million during the second quarter of 2017, compared with the same quarter in 2016. The increase was driven by a $25.0 million decrease in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), partially offset by the $6.9 million decrease in margins discussed above.

The utility segment experienced lower overall operating expenses related to synergy savings resulting from the acquisition of our parent company, Integrys, by WEC Energy Group. The significant factors impacting the decrease in operating expenses, which were due in part to synergy savings, were:

•
A $14.1 million decrease in expenses related to an information technology project created to improve the billing, call center, and credit collection functions of the Integrys subsidiaries, including us. Lower expenses were due in part to a decrease in asset usage charges from WBS, driven by the transfer of this project from WBS to us in 2017.

06/30/2017 Form 10-Q	25	Wisconsin Public Service Corporation

•	A $5.8 million decrease in electric and natural gas distribution expenses, due in part to the transfer of customers and their related sales to UMERC.

•	A $5.7 million decrease in benefit costs, primarily driven by lower pension and OPEB costs.

These decreases in operating expenses were partially offset by a $4.2 million increase in depreciation and amortization expense, driven by the ReACTTM multi-pollutant control system at Weston Unit 3 going into service during the fourth quarter of 2016.

Other Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2017	2016	B (W)
Operating (loss) income	$(0.2)	$0.3	$(0.5)

Consolidated Other Income, Net

	Three Months Ended June 30
(in millions)	2017	2016	B (W)
AFUDC – Equity	$1.2	$5.5	$(4.3)
Earnings from equity method investments	0.3	2.1	(1.8)
Other, net	1.5	1.3	0.2
Other income, net	$3.0	$8.9	$(5.9)

Other income, net decreased by $5.9 million when compared to the second quarter of 2016, primarily due to a decrease in AFUDC driven by the ReACTTM emission control technology at Weston Unit 3 that went into service during the fourth quarter of 2016. Also contributing to the decrease were lower earnings from our equity method investments due to the transfer of our ownership interest in WPSI to another subsidiary of Integrys effective January 1, 2017. See Note 11, Related Parties, for more information.

Consolidated Interest Expense

	Three Months Ended June 30
(in millions)	2017	2016	B (W)
Interest expense	$13.6	$11.7	$(1.9)

Interest expense increased by $1.9 million, as compared to the second quarter of 2016, primarily due to a decrease in capitalized interest driven by the ReACTTM emission control technology at Weston Unit 3 going into service during the fourth quarter of 2016.

Consolidated Income Tax Expense

	Three Months Ended June 30
	2017	2016	B (W)
Effective tax rate	39.1%	35.2%	(3.9)%

Our effective tax rate increased by 3.9% when compared to the second quarter of 2016, primarily due to a decrease in the projected 2017 annual tax benefits associated with AFUDC – Equity.

SIX MONTHS ENDED JUNE 30, 2017

Consolidated Earnings

Our consolidated earnings for the six months ended June 30, 2017 were $70.0 million, compared to $70.8 million for the same period in 2016. See below for additional information on the $0.8 million decrease in consolidated earnings.

06/30/2017 Form 10-Q	26	Wisconsin Public Service Corporation

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the six months ended June 30, 2017 and 2016 was $137.2 million and $120.0 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income for the first six months of 2017 with the first six months of 2016, including favorable or better, "B", and unfavorable or worse, "W", variances. Effective January 1, 2017, we transferred all of our electric and natural gas customers located in the Upper Peninsula of Michigan to UMERC. See Note 11, Related Parties, for more information.

	Six Months Ended June 30
(in millions)	2017	2016	B (W)
Electric revenues	$577.2	$563.9	$13.3
Fuel and purchased power	204.8	177.8	(27.0)
Total electric margins	372.4	386.1	(13.7)

Natural gas revenues	154.0	142.3	11.7
Cost of natural gas sold	90.6	78.1	(12.5)
Total natural gas margins	63.4	64.2	(0.8)

Total electric and natural gas margins	435.8	450.3	(14.5)

Other operation and maintenance	209.8	249.5	39.7
Depreciation and amortization	68.9	61.0	(7.9)
Property and revenue taxes	19.9	19.8	(0.1)
Operating income	$137.2	$120.0	$17.2

06/30/2017 Form 10-Q	27	Wisconsin Public Service Corporation

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2017	2016	B (W)
Operation and maintenance not included in line items below	$119.2	$159.9	$40.7
Transmission (1)	73.1	74.1	1.0
Regulatory amortizations and other pass through expenses (2)	17.5	15.5	(2.0)
Total other operation and maintenance	$209.8	$249.5	$39.7

(1)
The PSCW has approved escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2017 and 2016, $64.3 million and $75.7 million, respectively, of costs were billed to us by transmission providers.

(2)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2017	2016	B (W)
Customer class
Residential	1,319.6	1,349.9	(30.3)
Small commercial and industrial	1,915.2	1,958.8	(43.6)
Large commercial and industrial	1,992.2	2,077.9	(85.7)
Other	13.4	14.0	(0.6)
Total retail	5,240.4	5,400.6	(160.2)
Wholesale	1,334.4	1,239.8	94.6
Resale	320.7	238.2	82.5
Total sales in MWh	6,895.5	6,878.6	16.9

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	B (W)
Customer Class
Residential	145.3	148.8	(3.5)
Commercial and industrial	90.4	92.8	(2.4)
Total retail	235.7	241.6	(5.9)
Transport	223.5	221.5	2.0
Total sales in therms	459.2	463.1	(3.9)

	Six Months Ended June 30
	Degree Days
Weather *	2017	2016	B (W)
Heating (4,609 normal)	4,107	4,402	(295)
Cooling (131 normal)	125	142	(17)

*	Normal heating degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Utility Margins

Electric utility margins decreased $13.7 million during the first six months of 2017, compared with the same period in 2016. The significant factors impacting the lower electric utility margins were:

•	An $8.7 million decrease related to lower retail sales volumes during the first six months of 2017, primarily driven by the transfer

06/30/2017 Form 10-Q	28	Wisconsin Public Service Corporation

of customers and their related sales to UMERC, an additional day of sales during the same period in 2016 due to leap year, and the impact of warmer winter weather. As measured by heating degree days, the first six months of 2017 were 6.7% warmer than the same period in 2016.

•
A $7.9 million negative impact from collections of fuel and purchased power costs compared with costs approved in rates in the first six months of 2017, as compared with the same period in 2016. Under the Wisconsin fuel rules, our electric margins are impacted by under or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

Partially offsetting these decreases was a $2.2 million increase in wholesale margins driven by higher sales volumes during the first six months of 2017, primarily due to UMERC purchasing a portion of its energy from us.

Natural Gas Utility Margins

Natural gas utility margins decreased $0.8 million during the first six months of 2017, compared with the same period in 2016. The lower margins were primarily driven by the transfer of customers and their related sales to UMERC.

Operating Income

Operating income at the utility segment increased $17.2 million during the first six months of 2017, compared with the same period in 2016. The increase was driven by a $31.7 million decrease in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes), partially offset by the $14.5 million decrease in margins discussed above.

The utility segment experienced lower overall operating expenses related to synergy savings resulting from the acquisition of our parent company, Integrys, by WEC Energy Group. The significant factors impacting the decrease in operating expenses, which were due in part to synergy savings, were:

•
A $15.4 million decrease in expenses related to an information technology project created to improve the billing, call center, and credit collection functions of the Integrys subsidiaries, including us. Lower expenses were due in part to a decrease in asset usage charges from WBS, driven by the transfer of this project from WBS to us in 2017.

•	A $10.7 million decrease in benefit costs, primarily driven by lower pension and OPEB costs, lower employee medical costs, and a decrease in stock-based compensation expense.

•	An $8.0 million decrease in electric and natural gas distribution expenses, due in part to the transfer of customers and their related sales to UMERC.

•	A $1.4 million decrease in operation and maintenance expenses related to our plants.

These decreases in operating expenses were partially offset by a $7.9 million increase in depreciation and amortization expense, driven by the ReACTTM multi-pollutant control system at Weston Unit 3 going into service during the fourth quarter of 2016.

Other Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2017	2016	B (W)
Operating (loss) income	$(0.4)	$0.3	$(0.7)

06/30/2017 Form 10-Q	29	Wisconsin Public Service Corporation

Consolidated Other Income, Net

	Six Months Ended June 30
(in millions)	2017	2016	B (W)
AFUDC – Equity	$2.1	$10.7	$(8.6)
Earnings from equity method investments	0.5	4.7	(4.2)
Other, net	3.3	1.4	1.9
Other income, net	$5.9	$16.8	$(10.9)

Other income, net decreased by $10.9 million when compared to the first six months of 2016, primarily due to a decrease in AFUDC driven by the ReACTTM emission control technology at Weston Unit 3 that went into service during the fourth quarter of 2016. Also contributing to the decrease were lower earnings from our equity method investments due to the transfer of our ownership interest in WPSI to another subsidiary of Integrys effective January 1, 2017. See Note 11, Related Parties, for more information.

Consolidated Interest Expense

	Six Months Ended June 30
(in millions)	2017	2016	B (W)
Interest expense	$27.5	$23.6	$(3.9)

Interest expense increased by $3.9 million, as compared to the first six months of 2016, primarily due to a decrease in capitalized interest driven by the ReACTTM emission control technology at Weston Unit 3 going into service during the fourth quarter of 2016.

Consolidated Income Tax Expense

	Six Months Ended June 30
	2017	2016	B (W)
Effective tax rate	39.2%	37.6%	(1.6)%

Our effective tax rate increased by 1.6% when compared to the first six months of 2016, primarily due to a decrease in the projected 2017 annual tax benefits associated with AFUDC-Equity. We expect our 2017 annual effective tax rate to be between 39.0% and 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following summarizes our cash flows during the six months ended June 30:

(in millions)	2017	2016	Change in 2017 Over 2016
Cash provided by (used in):
Operating activities	$280.4	$233.4	$47.0
Investing activities	(152.1)	(149.4)	(2.7)
Financing activities	(104.8)	(86.1)	(18.7)

Operating Activities

Net cash provided by operating activities increased $47.0 million during the first six months of 2017, compared with the same period in 2016, driven by:

•	A $161.9 million increase in cash related to cash received for assets transferred out of our pension plan in January 2017. See Note 11, Related Parties, for more information.

•
A $28.0 million increase in cash related to higher overall collections from customers, primarily due to higher commodity prices. The average per-unit cost of natural gas sold increased 18.4% during the first six months of 2017, compared with the same period in 2016.

06/30/2017 Form 10-Q	30	Wisconsin Public Service Corporation

•
A $25.6 million increase in cash from lower payments for operating and maintenance costs. During the first six months of 2017, our payments related to transmission, electric and natural gas distribution costs, and employee benefits decreased.

These increases in net cash provided by operating activities were partially offset by:

•	A $65.2 million increase in contributions and payments to our pension and OPEB plans during the first six months of 2017.

•
A $61.5 million net decrease in cash related to $18.5 million of cash paid for income taxes during the first six months of 2017, compared with $43.0 million of cash received during the same period in 2016. This decrease in cash was primarily the result of the extension of bonus depreciation in December 2015, resulting in a refund received during the first six months of 2016.

•
A $43.9 million decrease in cash resulting from higher payments for natural gas and fuel and purchased power, primarily due to higher commodity prices during the first six months of 2017, compared with the same period in 2016.

Investing Activities

Net cash used in investing activities increased $2.7 million during the first six months of 2017, compared with the same period in 2016, driven by a $16.5 million net increase in cash used related to $9.2 million of cash paid for assets received from WBS during the first six months of 2017 compared with $7.3 million of cash received for assets transferred to WBS during the same period in 2016. This increase in cash used was partially offset by a $9.8 million decrease in cash paid for capital expenditures, which is discussed in more detail below.

Capital Expenditures

Capital expenditures for the six months ended June 30 were as follows:

(in millions)	2017	2016	Change in 2017 Over 2016
Capital expenditures	$144.3	$154.1	$(9.8)

The decrease in cash paid for capital expenditures during the first six months of 2017 was driven by lower expenditures for the ReACTTM emission control technology project at Weston Unit 3 and lower expenditures for a combustion turbine project at the Fox Energy Center, partially offset by higher expenditures for the SMRP.

See Significant Capital Projects below for more information.

Financing Activities

Net cash used in financing activities increased $18.7 million during the first six months of 2017, compared with the same period in 2016, driven by a $75.7 million increase in dividends paid to our parent during the first six months of 2017. We paid a special dividend to our parent to balance our capital structure during the first quarter of 2017, driven by cash received for assets transferred out of our pension plan in January 2017.

This increase in net cash used for financing activities was partially offset by:

•	A $28.6 million repayment of a loan during 2016.

•	A $20.0 million increase in equity contributions received from our parent related to balancing our capital structure.

For more information on our short-term financing activities, see Note 3, Short-Term Debt and Lines of Credit.

06/30/2017 Form 10-Q	31	Wisconsin Public Service Corporation

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

Working Capital

As of June 30, 2017, our current liabilities exceeded our current assets by $62.6 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

Credit Rating Risk

Access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In July 2017, Moody's downgraded our senior unsecured rating to A2 from A1. Moody's affirmed our P-1 commercial paper rating. We do not believe this change in rating will have a material impact on our ability to access capital markets.

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

We are continuing work on the SMRP. This project involves modernizing parts of our electric distribution system, including burying or upgrading lines. The project focuses on constructing facilities to improve the reliability of electric service that we provide to our

06/30/2017 Form 10-Q	32	Wisconsin Public Service Corporation

customers. We expect to invest approximately $300 million between 2017 and 2021 on this project. We also continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include the advanced metering infrastructure (AMI) program. AMI is an integrated system of smart meters, communication networks and data management systems that enable two-way communication between utilities and customers.

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

Regulatory Recovery

Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. We record regulatory assets pursuant to specific orders or by a generic order issued by the PSCW. Recovery of the deferred costs in future rates is subject to the review and approval by the PSCW. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of the deferred costs, including those referenced below, is not approved by the PSCW, the costs would be charged to income in the current period. The PSCW can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities.

We expect to request or have requested recovery of the costs related to the following projects discussed in our recent or pending rate proceedings and orders:

•
In June 2016, the PSCW approved the deferral of costs related to our ReACT™ project above the originally authorized $275.0 million level through 2017. The total cost of the ReACT™ project, excluding $51 million of AFUDC, is currently estimated to be $342 million. In April 2017, we requested an extension of this deferral through 2019 as part of a settlement agreement. We expect the PSCW to issue a final order on the settlement agreement during the third quarter of 2017. See Note 14, Regulatory Environment, for more information. We will be required to obtain a separate approval for collection of these deferred costs in a future rate case.

•
Prior to its acquisition by Wisconsin Energy Corporation, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries, including us. Specifically, the project is expected to provide functional and

06/30/2017 Form 10-Q	33	Wisconsin Public Service Corporation

technological benefits to the billing, call center, and credit collection functions. As of June 30, 2017, we had not received any significant disallowances of the costs incurred for this project. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project.

See Note 14, Regulatory Environment, for more information regarding recent and pending rate proceedings and orders.

Environmental Matters

See Note 12, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

06/30/2017 Form 10-Q	34	Wisconsin Public Service Corporation

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

06/30/2017 Form 10-Q	35	Wisconsin Public Service Corporation

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2017 Form 10-Q	36	Wisconsin Public Service Corporation

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

Environmental Matters

Sheboygan River Matter

We were contacted by the United States Department of Justice in March 2016 to commence discussions with the federal natural resource trustees to resolve our alleged liability for natural resources damages (NRD) in the Sheboygan River related to the former Camp Marina manufactured gas plant site. We were originally notified about this claim in September 2012, but the WDNR chose not to be a party to the NRD claim negotiation in February 2014. However, the National Oceanic and Atmospheric Administration has co-equal trusteeship with the WDNR over the impacted Sheboygan River natural resources and is now pursuing the NRD claim. Substantial remediation of the uplands at the legacy Sheboygan Camp Marina manufactured gas plant site has already occurred. We agreed to settle this matter, subject to the approval of the United States District Court for the Eastern District of Wisconsin. The terms of the settlement, if approved, will not have a material impact on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2016. See Item 1A. Risk Factors in Part I of our 2016 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

06/30/2017 Form 10-Q	37	Wisconsin Public Service Corporation

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

06/30/2017 Form 10-Q	38	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 4, 2017	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2017 Form 10-Q	39	Wisconsin Public Service Corporation