Form 10-Q
period 2017-09-30
WISCONSIN PUBLIC SERVICE CORP
filed 2017-11-03
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017

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

Common Stock, $4 Par Value,
23,896,962 shares outstanding at September 30, 2017

All of the common stock of Wisconsin Public Service Corporation is owned by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2017

09/30/2017 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Integrys	Integrys Holding, Inc.
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WEC Energy Group	WEC Energy Group, Inc.
WE	Wisconsin Electric Power Company
WG	Wisconsin Gas LLC
WPSI	WPS Investments, LLC
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
AIA	Affiliated Interest Agreement
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
CAA	Clean Air Act
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
SO2	Sulfur Dioxide

Measurements
Dth	Dekatherm
MWh	Megawatt-hour

Other Terms and Abbreviations
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
ROE	Return on Equity
SMRP	System Modernization and Reliability Project
Supreme Court	United States Supreme Court

09/30/2017 Form 10-Q	ii	Wisconsin Public Service Corporation

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

•	Costs and effects of litigation, administrative proceedings, investigations, settlements, claims, and inquiries;

•	The risk of financial loss, including increases in bad debt expense, associated with the inability of our customers, counterparties, and affiliates to meet their obligations;

09/30/2017 Form 10-Q	1	Wisconsin Public Service Corporation

•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters;

•
The direct or indirect effect on our business resulting from terrorist incidents, the threat of terrorist incidents, and cyber security intrusion, including the failure to maintain the security of personally identifiable information, the associated costs to protect our assets and personal information, and the costs to notify affected persons to mitigate their information security concerns;

•	The investment performance of our employee benefit plan assets, as well as unanticipated changes in related actuarial assumptions, which could impact future funding requirements;

•	Factors affecting the employee workforce, including loss of key personnel, internal restructuring, work stoppages, and collective bargaining agreements and negotiations with union employees;

•	Advances in technology that result in competitive disadvantages and create the potential for impairment of existing assets;

•	The timing, costs, and anticipated benefits associated with the remaining integration efforts relating to WEC Energy Group's acquisition of Integrys;

•	The timing and outcome of any audits, disputes, and other proceedings related to taxes;

•	The effect of accounting pronouncements issued periodically by standard-setting bodies; and

•	Other considerations disclosed elsewhere herein and in other reports we file with the SEC or in other publicly disseminated written documents.

We expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

09/30/2017 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2017	2016	2017	2016
Operating revenues	$380.7	$381.0	$1,111.9	$1,087.2

Operating expenses
Cost of sales	125.1	124.8	420.5	380.7
Other operation and maintenance	99.9	110.1	310.2	359.3
Depreciation and amortization	35.1	30.7	103.9	91.7
Property and revenue taxes	9.9	10.1	29.8	29.9
Total operating expenses	270.0	275.7	864.4	861.6

Operating income	110.7	105.3	247.5	225.6

Other income, net	3.0	8.9	8.9	25.7
Interest expense	13.7	11.7	41.2	35.3
Other expense	(10.7)	(2.8)	(32.3)	(9.6)

Income before income taxes	100.0	102.5	215.2	216.0
Income tax expense	39.1	37.8	84.3	80.5
Net income	$60.9	$64.7	$130.9	$135.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2017 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30,	December 31,
(in millions, except share and per share amounts)	2017	2016
Assets
Current assets
Cash and cash equivalents	$3.1	$3.1
Collateral on deposit	21.2	16.1
Accounts receivable and unbilled revenues, net of reserves of $4.0 and $3.0, respectively	173.0	194.7
Receivables from related parties	4.0	3.0
Materials, supplies, and inventories	129.9	125.3
Prepaid taxes	29.1	57.3
Other	7.1	8.4
Current assets	367.4	407.9

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $1,620.1 and $1,595.1, respectively	3,759.3	3,662.0
Regulatory assets	447.0	465.8
Goodwill	36.4	36.4
Pension and OPEB assets	31.7	114.8
Other	53.2	121.3
Long-term assets	4,327.6	4,400.3
Total assets	$4,695.0	$4,808.2

Liabilities and Shareholder's Equity
Current liabilities
Short-term debt	$120.8	$176.8
Current portion of long-term debt	125.0	125.0
Accounts payable	109.9	165.4
Payables to related parties	22.5	21.6
Other	74.9	64.2
Current liabilities	453.1	553.0

Long-term liabilities
Long-term debt	1,165.9	1,165.3
Deferred income taxes	910.4	929.5
Deferred investment tax credits	6.8	7.0
Regulatory liabilities	301.5	291.3
Environmental remediation liabilities	96.0	97.2
Pension and OPEB obligations	24.9	25.4
Payables to related parties	3.6	4.1
Other	108.9	107.2
Long-term liabilities	2,618.0	2,627.0

Commitments and contingencies (Note 14)

Shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	996.7	966.9
Retained earnings	531.6	565.7
Shareholder's equity	1,623.9	1,628.2
Total liabilities and shareholder's equity	$4,695.0	$4,808.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2017 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2017	2016
Operating Activities
Net income	$130.9	$135.5
Reconciliation to cash provided by operating activities
Depreciation and amortization	103.9	93.2
Deferred income taxes and investment tax credits, net	30.0	76.9
Contributions and payments related to pension and OPEB plans	(66.5)	(1.2)
Cash received for pension plan assets transferred	157.8	—
Change in –
Accounts receivable and unbilled revenues	16.3	(5.4)
Materials, supplies, and inventories	(4.1)	13.0
Prepaid taxes	28.2	19.4
Other current assets	(2.8)	0.5
Accounts payable	(24.5)	(54.0)
Accrued taxes	9.6	46.9
Other current liabilities	1.9	16.8
Other, net	11.3	(13.1)
Net cash provided by operating activities	392.0	328.5

Investing Activities
Capital expenditures	(237.9)	(235.0)
Proceeds from (payments for) assets transferred to (from) WBS	(10.0)	7.3
Other, net	1.9	(3.1)
Net cash used in investing activities	(246.0)	(230.8)

Financing Activities
Change in short-term debt	(56.0)	(34.3)
Repayment of loan	—	(28.6)
Repayment of long-term debt to parent	—	(2.9)
Payment of dividends to parent	(165.0)	(88.9)
Equity contribution from parent	75.0	55.0
Other, net	—	(0.2)
Net cash used in financing activities	(146.0)	(99.9)

Net change in cash and cash equivalents	—	(2.2)
Cash and cash equivalents at beginning of period	3.1	6.1
Cash and cash equivalents at end of period	$3.1	$3.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2017 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2017

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

Prior to January 1, 2017, we held a 10.37% investment in WPSI, which was accounted for as an equity method investment. WPSI holds an approximate 34% interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. Effective January 1, 2017, based upon input we received from the PSCW, we transferred our ownership interest in WPSI to another subsidiary of Integrys. See Note 13, Related Parties, for more information on the transfer.

In December 2016, both the MPSC and the PSCW approved the operation of UMERC as a stand-alone utility in the Upper Peninsula of Michigan, and UMERC became operational effective January 1, 2017. UMERC holds the electric and natural gas distribution assets, previously held by WE and us, located in the Upper Peninsula of Michigan. See Note 13, Related Parties, and Note 16, Regulatory Environment, for more information on UMERC.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2016. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of expected results for 2017 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITION

Acquisition of a Wind Energy Generation Facility in Wisconsin

In October 2017, we, along with two other utilities, entered into an agreement to purchase the Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 129 MWs. The aggregate purchase price is approximately $174 million of which our proportionate share is 44.6%, or approximately $78 million. We currently purchase 44.6% of the facility’s energy output under a power purchase agreement. The transaction is subject to PSCW and FERC approvals and is expected to close in the spring of 2018.

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT

As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, early retirement of the Edgewater 4 generating unit was probable at September 30, 2017. The net book value of our ownership share of this generating unit was $13.3 million at September 30, 2017. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. This unit is currently included in rate base, and we continue to depreciate it on a straight-line basis using the composite depreciation rates approved by the PSCW. See Note 14, Commitments and Contingencies, for more information regarding the Consent Decree.

09/30/2017 Form 10-Q	6	Wisconsin Public Service Corporation

NOTE 4—COMMON EQUITY

Stock-Based Compensation

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain aspects of the accounting for stock-based compensation awards. This ASU became effective for us on January 1, 2017. Under the new guidance, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement on a prospective basis. Prior to January 1, 2017, these amounts were recorded in additional paid in capital on the balance sheet, and excess tax benefits could only be recognized to the extent they reduced taxes payable. As we did not have any excess tax benefits that had not been recognized in prior years, we were not required to record a cumulative-effect adjustment to retained earnings as a result of the adoption of this ASU.

This ASU also requires excess tax benefits to be classified as an operating activity on the statement of cash flows. We have elected to apply this provision on a prospective basis. As allowed under the ASU, we have also elected to account for forfeitures as they occur, rather than estimating potential future forfeitures and recording them over the vesting period.

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 5—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2017	December 31, 2016
Commercial paper
Amount outstanding	$120.8	$176.8
Weighted-average interest rate on amounts outstanding	1.24%	1.01%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2017, was $126.5 million with a weighted-average interest rate during the period of 1.11%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	September 30, 2017
Revolving credit facility *	December 2020	$250.0

Less: commercial paper outstanding		$120.8
Available capacity under existing agreement		$129.2

*	In October 2017, we increased our credit facility to $400.0 million. We intend to request approval from the PSCW to extend the maturity of our facility to October 2022.

09/30/2017 Form 10-Q	7	Wisconsin Public Service Corporation

NOTE 6—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	September 30, 2017	December 31, 2016
Fossil fuel	$52.0	$66.7
Materials and supplies	42.8	37.5
Natural gas in storage	35.1	21.1
Total	$129.9	$125.3

Substantially all fossil fuel, materials and supplies, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

NOTE 7—FAIR VALUE MEASUREMENTS

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

We recognize transfers between levels of the fair value hierarchy at their value as of the end of the reporting period.

09/30/2017 Form 10-Q	8	Wisconsin Public Service Corporation

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.9	$0.1	$—	$1.0
Petroleum product contracts	0.2	—	—	0.2
FTRs	—	—	3.6	3.6
Total derivative assets	$1.1	$0.1	$3.6	$4.8

Derivative liabilities
Natural gas contracts	$0.5	$—	$—	$0.5
Coal contracts	—	0.9	—	0.9
Total derivative liabilities	$0.5	$0.9	$—	$1.4

	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.1	$0.1	$—	$0.2
FTRs	—	—	2.0	2.0
Coal contracts	—	0.1	—	0.1
Total derivative assets	$0.1	$0.2	$2.0	$2.3

Derivative liabilities
Coal contracts	$—	$1.4	$—	$1.4

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Balance at the beginning of period	$5.8	$5.9	$2.0	$2.0
Net realized and unrealized losses	—	—	—	(0.2)
Purchases	—	—	6.9	7.1
Sales	—	—	—	(0.2)
Settlements	(2.2)	(2.1)	(5.3)	(4.9)
Balance at the end of period	$3.6	$3.8	$3.6	$3.8

Unrealized gains and losses on Level 3 derivatives are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on these instruments flow through cost of sales on the income statements.

09/30/2017 Form 10-Q	9	Wisconsin Public Service Corporation

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	September 30, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,290.9	$1,404.0	$1,290.3	$1,373.4

Due to the short-term nature of cash and cash equivalents, net accounts receivable and unbilled revenues, accounts payable, and short-term debt, the carrying amount for each such item approximates fair value. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues and is categorized within Level 2 of the fair value hierarchy.

NOTE 8—DERIVATIVE INSTRUMENTS

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

The following table shows our derivative assets and derivative liabilities:

	September 30, 2017		December 31, 2016
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$0.8	$0.5	$0.2	$—
Petroleum products contracts	0.2	—	—	—
FTRs	3.6	—	2.0	—
Coal contracts	—	0.7	—	0.9
Total other current *	$4.6	$1.2	$2.2	$0.9

Other long-term
Natural gas contracts	$0.2	$—	$—	$—
Coal contracts	—	0.2	0.1	0.5
Total other long-term *	$0.2	$0.2	$0.1	$0.5
Total	$4.8	$1.4	$2.3	$1.4

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivative instruments are primarily included in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
(in millions)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	4.0 Dth	$(0.6)	6.0 Dth	$0.5
Petroleum products contracts	0.3 gallons	—	1.0 gallons	—
FTRs	2.5 MWh	1.8	2.2 MWh	2.6
Total		$1.2		$3.1

09/30/2017 Form 10-Q	10	Wisconsin Public Service Corporation

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	9.1 Dth	$(1.1)	20.0 Dth	$(1.3)
Petroleum products contracts	0.3 gallons	—	3.4 gallons	(0.6)
FTRs	6.8 MWh	2.5	6.3 MWh	4.9
Total		$1.4		$3.0

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2017 and December 31, 2016, we had posted cash collateral of $21.2 million and $16.1 million, respectively, in our margin accounts. These amounts primarily relate to cash collateral posted with MISO.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2017		December 31, 2016
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$4.8	$1.4	$2.3	$1.4
Gross amount not offset on the balance sheet	(0.5)	(0.5)	—	—
Net amount	$4.3	$0.9	$2.3	$1.4

NOTE 9—GUARANTEES

As of September 30, 2017, we had a $1.9 million standby letter of credit, due in January 2018, that was issued by a financial institution for the benefit of a third party that extended credit to us. This amount is not reflected on our balance sheets.

NOTE 10—EMPLOYEE BENEFITS

Through December 31, 2016, we participated in the Integrys Energy Group Retirement Plan, a noncontributory, qualified pension plan sponsored by WBS. We were responsible for our share of the plan assets and obligations. Effective January 1, 2017, the Integrys Energy Group Retirement Plan was split into six separate plans. As a result, we now have our own pension plan. While the split did not impact our pension benefit obligation, federal regulations required a different allocation of assets among the new plans. Assets were transferred out of our plan in January 2017, however we made additional contributions to the plan as discussed below. See Note 13, Related Parties, for more information.

The following tables show the components of net periodic pension and OPEB costs for our benefit plans:

	Pension Costs
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Service cost	$2.2	$2.3	$6.7	$6.9
Interest cost	6.6	6.9	20.0	20.7
Expected return on plan assets	(11.6)	(12.9)	(34.8)	(38.9)
Gain (loss) on plan settlement	—	(0.1)	—	3.1
Amortization of net actuarial loss	4.4	4.3	13.0	13.0
Net periodic benefit cost	$1.6	$0.5	$4.9	$4.8

09/30/2017 Form 10-Q	11	Wisconsin Public Service Corporation

	OPEB Costs
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Service cost	$1.5	$1.8	$4.6	$5.5
Interest cost	2.3	2.6	7.0	7.9
Expected return on plan assets	(4.1)	(3.9)	(12.3)	(11.9)
Amortization of prior service credit	(2.3)	(1.9)	(6.9)	(5.6)
Amortization of net actuarial loss	0.7	0.7	1.9	1.9
Net periodic benefit credit	$(1.9)	$(0.7)	$(5.7)	$(2.2)

During the nine months ended September 30, 2017, we made payments of $65.6 million to our pension plans and $0.9 million to our OPEB plans. We expect to make payments of $0.1 million related to our pension plans during the remainder of 2017, dependent upon various factors affecting us, including our liquidity position and tax law changes. We do not expect to contribute to the OPEB plans during the remainder of 2017.

NOTE 11—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the nine months ended September 30, 2017 and 2016. In the third quarter of 2017, we completed our annual goodwill impairment test, and no impairment resulted from this test.

The identifiable intangible assets other than goodwill listed below are classified as other long-term assets on our balance sheets.

	September 30, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets *	$8.3	$(5.3)	$3.0	$15.6	$(10.7)	$4.9
Unamortized intangible assets	0.4	—	0.4	0.4	—	0.4
Total intangible assets	$8.7	$(5.3)	$3.4	$16.0	$(10.7)	$5.3

*
Represents contractual service agreements that provide for major maintenance and protection against unforeseen maintenance costs related to the combustion turbine generators at the Fox Energy Center. The remaining amortization period at September 30, 2017, was approximately three years.

NOTE 12—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At September 30, 2017, we reported two segments, which are described below.

Our utility segment includes our electric and natural gas utility operations. Our electric utility operations are engaged in the generation, distribution, and sale of electricity in northeastern Wisconsin. Our natural gas utility operations are engaged in the purchase, distribution, and sale of natural gas to retail customers and the transportation of customer-owned natural gas in northeastern Wisconsin. Effective January 1, 2017, we transferred our customers and electric and natural gas distribution assets located in the Upper Peninsula of Michigan to UMERC. See Note 13, Related Parties, and Note 16, Regulatory Environment, for more information.

During 2017, the other segment included non-utility activities, as well as equity earnings from our investment in WRPC. During 2016, the other segment included non-utility activities as well as equity earnings from our investments in WRPC and WPSI, which holds an approximate 34% interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. Effective January 1, 2017, we transferred our 10.37% ownership interest in WPSI to another subsidiary of Integrys. See Note 13, Related Parties, for more information.

09/30/2017 Form 10-Q	12	Wisconsin Public Service Corporation

The following tables show summarized financial information related to our reportable segments for the three and nine months ended September 30, 2017 and 2016:

(in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
Three Months Ended September 30, 2017
External revenues	$380.7	$—	$—	$380.7
Other operation and maintenance	100.0	(0.1)	—	99.9
Depreciation and amortization	35.0	0.1	—	35.1
Operating income	110.7	—	—	110.7
Other income, net	2.9	0.1	—	3.0
Interest expense	13.7	—	—	13.7

(in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
Three Months Ended September 30, 2016
External revenues	$381.0	$—	$—	$381.0
Intersegment revenues	—	0.1	(0.1)	—
Other operation and maintenance	110.0	0.2	(0.1)	110.1
Depreciation and amortization	30.7	—	—	30.7
Operating income (loss)	105.5	(0.2)	—	105.3
Other income, net	6.3	2.6	—	8.9
Interest expense	11.7	—	—	11.7

(in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
Nine Months Ended September 30, 2017
External revenues	$1,111.9	$—	$—	$1,111.9
Other operation and maintenance	309.8	0.4	—	310.2
Depreciation and amortization	103.9	—	—	103.9
Operating income (loss)	247.9	(0.4)	—	247.5
Other income, net	7.0	1.9	—	8.9
Interest expense	41.2	—	—	41.2

(in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
Nine Months Ended September 30, 2016
External revenues	$1,087.2	$—	$—	$1,087.2
Intersegment revenues	—	0.4	(0.4)	—
Other operation and maintenance	359.5	0.2	(0.4)	359.3
Depreciation and amortization	91.7	—	—	91.7
Operating income	225.5	0.1	—	225.6
Other income, net	18.5	7.2	—	25.7
Interest expense	35.2	0.1	—	35.3

NOTE 13—RELATED PARTIES

We routinely enter into transactions with related parties, including WEC Energy Group, its subsidiaries, ATC, and other affiliated entities.

We provide and receive services, property, and other items of value to and from our ultimate parent, WEC Energy Group, and other subsidiaries of WEC Energy Group.

09/30/2017 Form 10-Q	13	Wisconsin Public Service Corporation

A new AIA took effect January 1, 2017. The new agreement replaced the previous agreements. The pricing methodology and services under this new agreement are substantially identical to those under the agreements that were replaced. All of the applicable state commissions approved modifications to the new AIA to incorporate WEC Energy Group's acquisition of Bluewater, which is discussed in more detail below.

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

Our balance sheets included the following receivables and payables related to transactions entered into with related parties:

(in millions)	September 30, 2017	December 31, 2016
Accounts receivable
Services provided to ATC	$0.5	$1.1
Accounts payable
Network transmission services from ATC	9.0	8.8
Liability related to income tax allocation
Integrys	4.3	4.8

09/30/2017 Form 10-Q	14	Wisconsin Public Service Corporation

The following table shows activity associated with our related party transactions:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Transactions with WE (1)
Natural gas sales to WE	$0.8	$1.0	$1.3	$1.7
Billings to WE	1.4	1.4	3.6	1.9
Billings from WE	6.4	4.1	14.1	7.0
Transactions with WBS (1)
Net cash (paid) received for transfer of pension assets (2)	(4.1)	—	157.8	—
Billings to WBS (3)	2.9	4.5	13.4	17.8
Billings from WBS (4)	26.1	52.8	94.3	135.2
Transactions with UMERC (5)
Electric sales to UMERC	4.1	—	12.2	—
Billings from UMERC (1)	5.5	—	12.2	—
Transactions with Bluewater (6)
Storage service fees	0.2	—	0.2	—
Transactions related to ATC
Charges from ATC for network transmission services	27.0	27.8	80.9	83.2
Charges to ATC for services and construction	1.4	2.2	4.2	6.2
Refund from ATC per FERC ROE order	—	—	(8.9)	—
Transactions with equity-method investees
Rental payments to WRPC (7)	0.4	—	0.9	—
Purchases of energy from WRPC (7)	—	1.0	0.5	2.9
Charges from WRPC for services	0.6	—	1.4	—
Charges to WRPC for operations	0.2	0.2	0.7	0.5
Equity earnings from WPSI	—	2.3	—	6.4

(1)	Includes amounts billed for services, pass through costs, and other items in accordance with approved AIAs.

(2)	Relates to our transfer of pension trust assets in conjunction with the Integrys pension plan split. See Note 10, Employee Benefits, for more information.

(3)
Includes $7.3 million for the transfer of certain assets to WBS for the nine months ended September 30, 2016. There were no transfers of assets to WBS for the three and nine months ended September 30, 2017, and the three months ended September 30, 2016.

(4)
Includes $0.8 million and $10.0 million for the transfer of certain assets to us for the three and nine months ended September 30, 2017, respectively. Includes $12.3 million and $18.2 million, respectively, for the transfer of certain benefit-related liabilities to WBS for the three and nine months ended September 30, 2016.

(5)	UMERC became operational effective January 1, 2017. See below for more information.

(6)	The acquisition of Bluewater was completed June 30, 2017. See below for more information.

(7)	In March 2017, we terminated our purchased power agreement with WRPC and entered into an agreement with WRPC to rent 50% of its hydroelectric power generation facilities.

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

09/30/2017 Form 10-Q	15	Wisconsin Public Service Corporation

UMERC obtains its energy and capacity requirements to supply its customers through power purchase agreements with us and WE.

WEC Energy Group's Acquisition of Natural Gas Storage Facilities in Michigan

On June 30, 2017, WEC Energy Group completed the acquisition of Bluewater for $226.0 million. Bluewater owns natural gas storage facilities in Michigan that will provide for a portion of the current storage needs for our natural gas utility operations. In September 2017, we finalized a long-term service agreement with Bluewater to take the allocated storage. See Note 16, Regulatory Environment, for more information.

NOTE 14—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of September 30, 2017, were $1,085.6 million.

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

Air Quality

Cross-State Air Pollution Rule

In July 2011, the EPA issued the CSAPR, which replaced a previous rule, the Clean Air Interstate Rule. The purpose of the CSAPR was to limit the interstate transport of NOx and SO2 that contribute to fine particulate matter and ozone nonattainment in downwind states through a proposed allowance allocation and trading plan. After several lawsuits and related appeals, in October 2014, the D.C. Circuit Court of Appeals issued a decision that allowed the EPA to begin implementing the CSAPR on January 1, 2015. The emissions budgets of Phase I of the rule applied in 2015 and 2016, while the Phase II emissions budgets apply to 2017 and beyond.

The EPA published its proposed update to the CSAPR for the 2008 ozone NAAQS in December 2015 and issued the final rule in September 2016. We remain well positioned to meet the rule requirements and do not expect to incur significant costs to comply with this rule.

Sulfur Dioxide National Ambient Air Quality Standards

The EPA issued a revised 1-Hour SO2 NAAQS that became effective in August 2010. The EPA issued a final rule in August 2015 describing the implementation requirements and established a compliance timeline for the revised standard. The final rule affords state agencies some latitude in rule implementation. A nonattainment designation could have negative impacts for a localized geographic area, including additional permitting requirements for new or existing sources in the area. In June 2016, we provided modeling to the WDNR that shows the area around the Weston Power Plant to be in compliance. Based upon the submittal, the WDNR provided final modeling to the EPA demonstrating the area around the Weston Power Plant to be in compliance. We expect that the EPA will consider the WDNR's recommendation and will finalize its designation by the end of 2017. We believe our fleet overall is well positioned to meet the regulation and do not expect to incur significant costs to comply with this regulation.

09/30/2017 Form 10-Q	16	Wisconsin Public Service Corporation

8-Hour Ozone National Ambient Air Quality Standards

Sheboygan County is currently designated as nonattainment with the 2008 ozone standard. In response, Wisconsin has submitted an attainment plan for Sheboygan County to the EPA, and a decision is expected later in 2017.

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 NAAQS. This is expected to cause nonattainment for Wisconsin's Lake Michigan shoreline counties (or partial counties), with potential future impacts for our fossil-fueled power plant fleet. In January 2017, the EPA released preliminary interstate ozone transport modeling for the 2015 ozone NAAQS. The EPA is currently scheduled to finalize designations later in 2017. For nonattainment areas, the state of Wisconsin will have to develop a state implementation plan to bring the areas back into attainment. We will be required to comply with this state implementation plan no earlier than 2020. We will not know the potential impacts for complying with the 2015 ozone NAAQS until the designations are final and until the state prepares a draft attainment plan.

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

In March 2017, President Trump issued an executive order that, among other things, specifically directs the EPA to review, and if appropriate, initiate proceedings to suspend, revise, or rescind the CPP and related GHG regulations for new, reconstructed, or modified fossil-fueled power plants. The EPA announced that it has initiated this review. As a result of this order and related EPA review, as well as the ongoing legal proceedings, the timelines for the GHG emission reduction goals and all other aspects of the CPP are uncertain. In April 2017, the EPA withdrew the proposed rule for a federal plan and model trading rules that were published in October 2015 for use in developing state plans to implement the CPP or for use in states where a plan is not submitted or approved. In October 2017, the EPA issued a notice of proposed rulemaking to repeal the CPP. The EPA is expected subsequently to issue an advanced notice of proposed rulemaking that will solicit input on whether it is appropriate to replace the CPP. In addition, the Governor of Wisconsin issued an executive order in February 2016, which prohibits state agencies, departments, boards, commissions, or other state entities from developing or promoting the development of a state plan.

Notwithstanding the uncertain future of the CPP, and given current fuel and technology markets, we continue to evaluate opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute towards long-term GHG reductions. Our plan is to work with our industry partners, environmental groups, and the State of Wisconsin, with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. We have implemented and continue to evaluate numerous options in order to meet our CO2 reduction goal, such as increased use of existing natural gas combined cycle units, co-firing or switching to natural gas in existing coal-fired units, reduced operation or retirement of existing coal-fired units, addition of new renewable energy resources (wind, solar), and consideration of supply and demand-side energy efficiency and distributed generation.

09/30/2017 Form 10-Q	17	Wisconsin Public Service Corporation

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

Steam Electric Effluent Limitation Guidelines

The EPA's final steam electric effluent limitations guidelines (ELG) rule took effect in January 2016. In April 2017, the EPA issued an administrative stay of certain compliance deadlines while further reviewing the rule. In September 2017, the EPA issued a final rule to postpone the earliest compliance dates for the bottom ash transport water and wet flue gas desulfurization wastewater requirements. This rule applies to wastewater discharges from our power plant processes in Wisconsin. While the ELG compliance deadlines are postponed, the WDNR has indicated that it will refrain from incorporating certain new requirements into any reissued discharge permits between 2018 and 2023.

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

09/30/2017 Form 10-Q	18	Wisconsin Public Service Corporation

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	September 30, 2017	December 31, 2016
Regulatory assets	$113.0	$116.0
Reserves for future remediation	96.0	97.2

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

Also, in May 2010, we received from the Sierra Club a Notice of Intent to file a civil lawsuit based on allegations that we violated the CAA at the Weston and Pulliam plants. We entered into a Standstill Agreement with the Sierra Club by which the parties agreed to negotiate as part of the EPA NOV process, rather than litigate. The Standstill Agreement ended in October 2012, but no further action has been taken by the Sierra Club as of September 30, 2017. It is unknown whether the Sierra Club will take further action in the future.

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

09/30/2017 Form 10-Q	19	Wisconsin Public Service Corporation

The Consent Decree contains a requirement to, among other things, refuel, repower, or retire Edgewater Unit 4, of which we are a joint owner, by no later than December 31, 2018. Management of the joint owners has recommended that Edgewater Unit 4 be retired by December 2018. See Note 3, Property, Plant, and Equipment, for more information

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30
(in millions)	2017	2016
Cash (paid) for interest, net of amount capitalized	$(27.8)	$(27.5)
Cash (paid) received for income taxes, net	(27.5)	48.8
Significant noncash transactions:
Accounts payable related to construction costs	36.3	42.2
Transfer of ownership in WPSI to another subsidiary of Integrys *	67.2	—
Transfer of net assets to UMERC *	21.1	—

*	See Note 13, Related Parties, for more information on these transactions.

NOTE 16—REGULATORY ENVIRONMENT

2018 and 2019 Wisconsin Rates

During April 2017, we, along with WE and WG, filed an application with the PSCW for approval of a settlement agreement we made with several of our commercial and industrial customers regarding 2018 and 2019 base rates. In September 2017, the PSCW issued an order that approved the settlement agreement, which will freeze base rates through 2019 for electric and natural gas customers. Based on the PSCW order, our authorized ROE remains at 10.0%, and our current capital cost structure will remain unchanged through 2019. Various intervenors have filed requests for rehearing.

In addition to freezing base rates, the settlement agreement extends and expands the electric real-time market pricing program options for large commercial and industrial customers. In addition, we will defer the revenue requirement impacts of any federal corporate tax reform enacted in 2017 or during the base rate freeze period. Additionally, the agreement allows us to extend, through 2019, the deferral for the revenue requirement of ReACT™ costs above the authorized $275.0 million level, and other deferrals related to our electric real-time market pricing program and network transmission expenses. The total cost of the ReACT™ project, excluding $51 million of AFUDC, is currently estimated to be $342 million.

Pursuant to the settlement agreement, we also agreed to adopt, beginning in 2018, the earnings sharing mechanism currently in place for WE and WG, and agreed to keep the mechanism in place through 2019. Under this earnings sharing mechanism, if we earn above our authorized ROE, 50% of the first 50 basis points of additional utility earnings must be shared with customers. All utility earnings above the first 50 basis points must also be shared with customers.

Natural Gas Storage Facilities in Michigan

In January 2017, WEC Energy Group signed an agreement for the acquisition of Bluewater. Bluewater owns natural gas storage facilities in Michigan that would provide a portion of the current storage needs for our natural gas distribution service customers. As a result of this agreement, we, along with WE and WG, filed a request with the PSCW in February 2017 for a declaratory ruling on various items associated with the storage facilities. In the filing, we requested that the PSCW review and confirm the reasonableness and prudency of our potential long-term storage service agreements and interstate natural gas transportation contracts related to the storage facilities. We also requested approval to amend WEC Energy Group's AIA to ensure WBS and WEC Energy Group's other subsidiaries could provide services to the storage facilities. During June 2017, the PSCW granted, subject to various conditions, these declarations and approvals, and WEC Energy Group acquired Bluewater on June 30, 2017. In September 2017, we finalized the long-term service agreement for the natural gas storage and filed with the PSCW for approval of this agreement. We expect to receive approval of the service agreement in the fourth quarter of 2017. See Note 13, Related Parties, for more information.

09/30/2017 Form 10-Q	20	Wisconsin Public Service Corporation

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

NOTE 17—NEW ACCOUNTING PRONOUNCEMENTS

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

We are finalizing our review of our contracts with customers and related financial disclosures to evaluate the impact of the amended guidance on our existing revenue recognition policies and procedures. We consider our tariff sales, excluding the revenue component related to alternative revenue programs, to be in the scope of the new standard. We have evaluated the nature of our operating revenues and do not expect that there will be a significant shift in the timing or pattern of revenue recognition. However, in our evaluation, we are also monitoring unresolved implementation issues for our industry. The final resolution of these issues could impact our current accounting policies and revenue recognition.

Recognition and Measurement of Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017, and will be recorded, if applicable, with a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective. This guidance requires equity investments, including other ownership interests such as partnerships, unincorporated joint ventures, and limited liability companies, to be measured at fair value with changes in fair value recognized in net income. It also simplifies the impairment assessment of equity investments without readily determinable fair values and amends certain disclosure requirements associated with the fair value of financial instruments. This ASU does not apply to investments accounted for under the equity method of accounting. We do not believe the adoption of this guidance will have a significant impact on our financial statements.

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

09/30/2017 Form 10-Q	21	Wisconsin Public Service Corporation

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

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Under this ASU, an employer is required to disaggregate the service cost component from the other components of the net benefit cost. The amendments provide explicit guidance on how to present the service cost component and the other components of the net benefit cost in the income statement and allow only the service cost component of the net benefit cost to be eligible for capitalization. The amendments should be applied retrospectively for the presentation of the service cost component and the other components of the net benefit cost in the income statement, and prospectively for the capitalization of the service cost component in assets. While we have not fully determined the impacts of the adoption of this standard, we expect that as a result of the application of accounting principles for rate regulated entities, a similar amount of net benefit cost (including non-service components), will be recognized in our financial statements consistent with the current ratemaking treatment. As a result, we believe the impacts of adoption will be limited to changes in classification of non-service costs in the income statements.

09/30/2017 Form 10-Q	22	Wisconsin Public Service Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2016.

Introduction

We are an electric and natural gas utility and an indirect wholly owned subsidiary of WEC Energy Group. We derive revenues primarily from the distribution and sale of electricity and natural gas to retail customers in Wisconsin. We also provide wholesale electric service to numerous utilities and cooperatives for resale. We conduct our business primarily through our utility reportable segment. See Note 12, Segment Information, for more information on our reportable business segments.

Effective January 1, 2017, our customers and electric and natural gas distribution assets located in the Upper Peninsula of Michigan were transferred to UMERC, a new stand-alone utility subsidiary of WEC Energy Group. See Note 13, Related Parties, for more information.

Effective January 1, 2017, we transferred our 10.37% ownership interest in WPSI, which holds an approximate 34% interest in ATC, to another subsidiary of Integrys. See Note 13, Related Parties, for more information.

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

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plant, and equipment, that are no longer performing as intended, or have an unacceptable risk profile. See Note 2, Acquisition, for information on the acquisition of a portion of a wind energy generation facility in Wisconsin.

WEC Energy Group has developed and is executing a strategy to reshape its generation portfolio in order to reduce costs to customers, preserve fuel diversity, and lower carbon emissions. Generation reshaping includes retiring older fossil fuel generation units, building state-of-the-art natural gas generation, and investing in cost-effective zero-carbon generation with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. Subject to final review, WEC Energy Group plans on retiring approximately 1,800 MWs of coal generation by 2020 across its electric utilities. See Note 3, Property, Plant, and Equipment, for

09/30/2017 Form 10-Q	23	Wisconsin Public Service Corporation

information related to the planned retirement of our jointly-owned Edgewater 4 generation unit. In addition, as part of WEC Energy Group’s strategy, we plan to retire our Pulliam power plant in Green Bay, WI, subject to the completion of a significant transmission project in that area. We, along with WEC Energy Group, are also reviewing retirements of additional coal-fired generation units.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2017

Consolidated Earnings

Our consolidated earnings for the three months ended September 30, 2017 were $60.9 million, compared to $64.7 million for the same quarter in 2016. See below for additional information on the $3.8 million decrease in consolidated earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the three months ended September 30, 2017 and 2016 was $110.7 million and $105.5 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

09/30/2017 Form 10-Q	24	Wisconsin Public Service Corporation

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income for the third quarter of 2017 with the third quarter of 2016, including favorable or better, "B", and unfavorable or worse, "W", variances. Effective January 1, 2017, we transferred all of our electric and natural gas customers located in the Upper Peninsula of Michigan to UMERC. See Note 13, Related Parties, for more information.

	Three Months Ended September 30
(in millions)	2017	2016	B (W)
Electric revenues	$337.5	$340.0	$(2.5)
Fuel and purchased power	106.6	108.4	1.8
Total electric margins	230.9	231.6	(0.7)

Natural gas revenues	43.2	41.0	2.2
Cost of natural gas sold	18.5	16.4	(2.1)
Total natural gas margins	24.7	24.6	0.1

Total electric and natural gas margins	255.6	256.2	(0.6)

Other operation and maintenance	100.0	110.0	10.0
Depreciation and amortization	35.0	30.7	(4.3)
Property and revenue taxes	9.9	10.0	0.1
Operating income	$110.7	$105.5	$5.2

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2017	2016	B (W)
Operation and maintenance not included in line items below	$54.3	$60.9	$6.6
Transmission (1)	38.7	38.7	—
Regulatory amortizations and other pass through expenses (2)	7.0	10.4	3.4
Total other operation and maintenance	$100.0	$110.0	$10.0

(1)
The PSCW has approved escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended September 30, 2017 and 2016, $39.7 million and $39.6 million, respectively, of costs were billed to us by transmission providers.

(2)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2017	2016	B (W)
Customer class
Residential	753.1	845.0	(91.9)
Small commercial and industrial	1,085.6	1,099.9	(14.3)
Large commercial and industrial	1,039.8	1,089.1	(49.3)
Other	5.9	6.1	(0.2)
Total retail	2,884.4	3,040.1	(155.7)
Wholesale	766.2	717.5	48.7
Resale	294.4	110.1	184.3
Total sales in MWh	3,945.0	3,867.7	77.3

09/30/2017 Form 10-Q	25	Wisconsin Public Service Corporation

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	B (W)
Customer class
Residential	13.7	13.3	0.4
Commercial and industrial	20.3	18.9	1.4
Total retail	34.0	32.2	1.8
Transport	87.1	84.1	3.0
Total sales in therms	121.1	116.3	4.8

	Three Months Ended September 30
	Degree Days
Weather *	2017	2016	B (W)
Heating (200 normal)	178	79	99
Cooling (363 normal)	315	426	(111)

*	Normal heating degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Utility Margins

Electric utility margins decreased $0.7 million during the third quarter of 2017, compared with the same quarter in 2016. The significant factors impacting the lower margins were:

•
An $8.0 million decrease related to lower retail sales volumes during the third quarter of 2017, primarily driven by the impact of cooler summer weather and the transfer of customers and their related sales to UMERC. As measured by cooling degree days, the third quarter of 2017 was 26.1% cooler than the same quarter in 2016.

•	A $3.2 million decrease in retail demand revenues during the third quarter of 2017, driven by lower peak usage due to the cooler summer weather.

These decreases were partially offset by:

•
A $5.1 million quarter-over-quarter positive impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our electric margins are impacted by under or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

•	A $3.2 million increase in wholesale margins during the third quarter of 2017, driven by UMERC purchasing a portion of its energy from us.

Natural Gas Utility Margins

Natural gas utility margins increased $0.1 million during the third quarter of 2017, compared with the same quarter in 2016, driven by an increase in sales volumes.

Operating Income

Operating income at the utility segment increased $5.2 million during the third quarter of 2017, compared with the same quarter in 2016. The increase was driven by a $5.8 million decrease in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), partially offset by the $0.6 million net decrease in margins discussed above.

09/30/2017 Form 10-Q	26	Wisconsin Public Service Corporation

The utility segment experienced lower overall operating expenses related to synergy savings resulting from the acquisition of our parent company, Integrys, by WEC Energy Group. The significant factors impacting the decrease in operating expenses, which were due in part to synergy savings, were:

•	A $7.8 million decrease in operation and maintenance expenses related to our plants.

•	A $3.4 million decrease in regulatory amortizations and other pass through expenses discussed in the table above.

These decreases in operating expenses were partially offset by a $4.3 million increase in depreciation and amortization expense, driven by the ReACTTM multi-pollutant control system at Weston Unit 3 going into service during the fourth quarter of 2016.

Other Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2017	2016	B (W)
Operating loss	$—	$(0.2)	$0.2

Consolidated Other Income, Net

	Three Months Ended September 30
(in millions)	2017	2016	B (W)
AFUDC – Equity	$1.1	$5.6	$(4.5)
Earnings from equity method investments	0.2	2.4	(2.2)
Other, net	1.7	0.9	0.8
Other income, net	$3.0	$8.9	$(5.9)

Other income, net decreased by $5.9 million when compared to the third quarter of 2016, primarily due to a decrease in AFUDC driven by the ReACTTM emission control technology at Weston Unit 3 going into service during the fourth quarter of 2016. Also contributing to the decrease were lower earnings from our equity method investments due to the transfer of our ownership interest in WPSI to another subsidiary of Integrys effective January 1, 2017. See Note 13, Related Parties, for more information.

Consolidated Interest Expense

	Three Months Ended September 30
(in millions)	2017	2016	B (W)
Interest expense	$13.7	$11.7	$(2.0)

Interest expense increased by $2.0 million, as compared to the third quarter of 2016, primarily due to a decrease in capitalized interest driven by the ReACTTM emission control technology at Weston Unit 3 going into service during the fourth quarter of 2016.

Consolidated Income Tax Expense

	Three Months Ended September 30
	2017	2016	B (W)
Effective tax rate	39.1%	36.9%	(2.2)%

Our effective tax rate increased by 2.2% when compared with the third quarter of 2016, primarily due to a decrease in the projected 2017 annual tax benefits associated with AFUDC – Equity.

NINE MONTHS ENDED SEPTEMBER 30, 2017

Consolidated Earnings

Our consolidated earnings for the nine months ended September 30, 2017 were $130.9 million, compared to $135.5 million for the same period in 2016. See below for additional information on the $4.6 million decrease in consolidated earnings.

09/30/2017 Form 10-Q	27	Wisconsin Public Service Corporation

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the nine months ended September 30, 2017 and 2016 was $247.9 million and $225.5 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income for the nine months ended September 30, 2017, with the nine months ended September 30, 2016, including favorable or better, "B", and unfavorable or worse, "W", variances. Effective January 1, 2017, we transferred all of our electric and natural gas customers located in the Upper Peninsula of Michigan to UMERC. See Note 13, Related Parties, for more information.

	Nine Months Ended September 30
(in millions)	2017	2016	B (W)
Electric revenues	$914.7	$903.9	$10.8
Fuel and purchased power	311.4	286.2	(25.2)
Total electric margins	603.3	617.7	(14.4)

Natural gas revenues	197.2	183.3	13.9
Cost of natural gas sold	109.1	94.5	(14.6)
Total natural gas margins	88.1	88.8	(0.7)

Total electric and natural gas margins	691.4	706.5	(15.1)

Other operation and maintenance	309.8	359.5	49.7
Depreciation and amortization	103.9	91.7	(12.2)
Property and revenue taxes	29.8	29.8	—
Operating income	$247.9	$225.5	$22.4

09/30/2017 Form 10-Q	28	Wisconsin Public Service Corporation

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2017	2016	B (W)
Operation and maintenance not included in line items below	$173.5	$220.8	$47.3
Transmission (1)	111.8	112.8	1.0
Regulatory amortizations and other pass through expenses (2)	24.5	25.9	1.4
Total other operation and maintenance	$309.8	$359.5	$49.7

(1)
The PSCW has approved escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2017 and 2016, $104.0 million and $115.3 million, respectively, of costs were billed to us by transmission providers.

(2)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2017	2016	B (W)
Customer class
Residential	2,072.7	2,194.9	(122.2)
Small commercial and industrial	3,000.8	3,058.7	(57.9)
Large commercial and industrial	3,032.0	3,167.0	(135.0)
Other	19.3	20.1	(0.8)
Total retail	8,124.8	8,440.7	(315.9)
Wholesale	2,100.6	1,957.3	143.3
Resale	615.1	348.3	266.8
Total sales in MWh	10,840.5	10,746.3	94.2

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	B (W)
Customer Class
Residential	159.0	162.1	(3.1)
Commercial and industrial	110.7	111.7	(1.0)
Total retail	269.7	273.8	(4.1)
Transport	310.6	305.6	5.0
Total sales in therms	580.3	579.4	0.9

	Nine Months Ended September 30
	Degree Days
Weather *	2017	2016	B (W)
Heating (4,809 normal)	4,285	4,481	(196)
Cooling (494 normal)	440	568	(128)

*	Normal heating degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

09/30/2017 Form 10-Q	29	Wisconsin Public Service Corporation

Electric Utility Margins

Electric utility margins decreased $14.4 million during the nine months ended September 30, 2017, compared with the same period in 2016. The significant factors impacting the lower electric utility margins were:

•
A $16.6 million decrease related to lower retail sales volumes during the nine months ended September 30, 2017, primarily driven by the transfer of customers and their related sales to UMERC, the impact of unfavorable weather, and an additional day of sales during the same period in 2016 due to leap year. As measured by cooling degree days, the nine months ended September 30, 2017, were 22.5% cooler than the same period in 2016. As measured by heating degree days, the nine months ended September 30, 2017, were 4.4% warmer than the same period in 2016.

•
A $2.8 million period-over-period negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our electric margins are impacted by under or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

Partially offsetting these decreases was a $5.3 million increase in wholesale margins during the nine months ended September 30, 2017, driven by UMERC purchasing a portion of its energy from us.

Natural Gas Utility Margins

Natural gas utility margins decreased $0.7 million during the nine months ended September 30, 2017, compared with the same period in 2016. The lower margins were primarily driven by the transfer of customers and their related sales to UMERC.

Operating Income

Operating income at the utility segment increased $22.4 million during the nine months ended September 30, 2017, compared with the same period in 2016. The increase was driven by a $37.5 million decrease in operating expenses, partially offset by the $15.1 million decrease in margins discussed above.

The utility segment experienced lower overall operating expenses related to synergy savings resulting from the acquisition of our parent company, Integrys, by WEC Energy Group. The significant factors impacting the decrease in operating expenses, which were due in part to synergy savings, were:

•
A $17.6 million decrease in expenses related to an information technology project created to improve the billing, call center, and credit collection functions of the Integrys subsidiaries, including us. Lower expenses were due in part to a decrease in asset usage charges from WBS, driven by the transfer of this project from WBS to us in 2017. The portion of these lower expenses related to the transfer are offset through higher depreciation and amortization, discussed below.

•	A $9.2 million decrease in electric and natural gas distribution expenses, due in part to the transfer of customers and their related sales to UMERC.

•	A $9.2 million decrease in operation and maintenance expenses related to our plants.

•	An $8.1 million decrease in benefit costs.

These decreases in operating expenses were partially offset by a $12.2 million increase in depreciation and amortization expense, driven by the ReACTTM multi-pollutant control system at Weston Unit 3 going into service during the fourth quarter of 2016 and the transfer of the information technology project to us during 2017.

Other Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2017	2016	B (W)
Operating (loss) income	$(0.4)	$0.1	$(0.5)

09/30/2017 Form 10-Q	30	Wisconsin Public Service Corporation

Consolidated Other Income, Net

	Nine Months Ended September 30
(in millions)	2017	2016	B (W)
AFUDC – Equity	$3.2	$16.3	$(13.1)
Earnings from equity method investments	0.7	7.1	(6.4)
Other, net	5.0	2.3	2.7
Other income, net	$8.9	$25.7	$(16.8)

Other income, net decreased by $16.8 million when compared to the nine months ended September 30, 2016, primarily due to a decrease in AFUDC driven by the ReACTTM emission control technology at Weston Unit 3 going into service during the fourth quarter of 2016. Also contributing to the decrease were lower earnings from our equity method investments due to the transfer of our ownership interest in WPSI to another subsidiary of Integrys effective January 1, 2017. See Note 13, Related Parties, for more information.

Consolidated Interest Expense

	Nine Months Ended September 30
(in millions)	2017	2016	B (W)
Interest expense	$41.2	$35.3	$(5.9)

Interest expense increased by $5.9 million, when compared with the nine months ended September 30, 2016, primarily due to a decrease in capitalized interest driven by the ReACTTM emission control technology at Weston Unit 3 going into service during the fourth quarter of 2016.

Consolidated Income Tax Expense

	Nine Months Ended September 30
	2017	2016	B (W)
Effective tax rate	39.2%	37.3%	(1.9)%

Our effective tax rate increased by 1.9% when compared with the nine months ended September 30, 2016, primarily due to a decrease in the projected 2017 annual tax benefits associated with AFUDC-Equity. We expect our 2017 annual effective tax rate to be between 39.0% and 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following summarizes our cash flows during the nine months ended September 30:

(in millions)	2017	2016	Change in 2017 Over 2016
Cash provided by (used in):
Operating activities	$392.0	$328.5	$63.5
Investing activities	(246.0)	(230.8)	(15.2)
Financing activities	(146.0)	(99.9)	(46.1)

Operating Activities

Net cash provided by operating activities increased $63.5 million during the nine months ended September 30, 2017, compared with the same period in 2016, driven by:

•	A $157.8 million increase in cash related to cash received for net assets transferred out of our pension plan in 2017. See Note 13, Related Parties, for more information.

09/30/2017 Form 10-Q	31	Wisconsin Public Service Corporation

•
A $52.2 million increase in cash related to higher overall collections from customers, primarily due to higher commodity prices. The average per-unit cost of natural gas sold increased 15.2% during the nine months ended September 30, 2017, compared with the same period in 2016.

•
A $47.9 million increase in cash from lower payments for operating and maintenance costs. During the nine months ended September 30, 2017, our payments related to transmission, electric and natural gas distribution costs, operation and maintenance of our plants, and employee benefits decreased.

These increases in net cash provided by operating activities were partially offset by:

•
A $76.3 million net decrease in cash related to $27.5 million of cash paid for income taxes during the nine months ended September 30, 2017, compared with $48.8 million of cash received during the same period in 2016. This decrease in cash was primarily the result of the extension of bonus depreciation in December 2015, resulting in a refund received during the nine months ended September 30, 2016.

•	A $65.3 million increase in contributions and payments to our pension and OPEB plans during the nine months ended September 30, 2017, compared with the same period in 2016.

•
A $57.1 million decrease in cash resulting from higher payments for natural gas and fuel and purchased power, primarily due to higher commodity prices during the nine months ended September 30, 2017, compared with the same period in 2016.

Investing Activities

Net cash used in investing activities increased $15.2 million during the nine months ended September 30, 2017, compared with the same period in 2016, driven by $10.0 million of cash paid for assets received from WBS during the nine months ended September 30, 2017, compared with $7.3 million of cash received for assets transferred to WBS during the same period in 2016. In addition, cash paid for capital expenditures increased $2.9 million, which is discussed in more detail below.

Capital Expenditures

Capital expenditures for the nine months ended September 30 were as follows:

(in millions)	2017	2016	Change in 2017 Over 2016
Capital expenditures	$237.9	$235.0	$2.9

The increase in cash paid for capital expenditures during the nine months ended September 30, 2017, was driven by higher expenditures for the SMRP. This increase was partially offset by lower expenditures for the ReACTTM emission control technology project at Weston Unit 3, which was completed in 2016, and lower expenditures for upgrades to combustion turbine units at the Fox Energy Center, which were completed in June 2017.

See Capital Requirements - Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities increased $46.1 million during the nine months ended September 30, 2017, compared with the same period in 2016, driven by:

•
A $76.1 million increase in dividends paid to our parent during the nine months ended September 30, 2017. We paid a special dividend to our parent to balance our capital structure during the first quarter of 2017, driven by cash received for assets transferred out of our pension plan in January 2017.

•	A $21.7 million increase in the net repayments of commercial paper during the nine months ended September 30, 2017.

09/30/2017 Form 10-Q	32	Wisconsin Public Service Corporation

These increases in net cash used for financing activities were partially offset by:

•	A $28.6 million repayment of a loan during 2016.

•	A $20.0 million increase in equity contributions received from our parent related to balancing our capital structure.

For more information on our short-term financing activities, see Note 5, Short-Term Debt and Lines of Credit.

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

We maintain a bank back-up credit facility, which provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. See Note 5, Short-Term Debt and Lines of Credit, for more information on our credit facility.

Working Capital

As of September 30, 2017, our current liabilities exceeded our current assets by $85.7 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

09/30/2017 Form 10-Q	33	Wisconsin Public Service Corporation

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

(in millions)
2017	$315.9
2018	441.7
2019	378.2
Total	$1,135.8

We are continuing work on the SMRP. This project involves modernizing parts of our electric distribution system, including burying or upgrading lines. The project focuses on constructing facilities to improve the reliability of electric service that we provide to our customers. We expect to invest approximately $300 million between 2017 and 2021 on this project. We also continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include the advanced metering infrastructure (AMI) program. AMI is an integrated system of smart meters, communication networks and data management systems that enable two-way communication between utilities and customers.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. See Note 9, Guarantees, for more information.

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

09/30/2017 Form 10-Q	34	Wisconsin Public Service Corporation

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

We expect to request or have requested recovery of the costs related to the following projects discussed in our recent or pending rate proceedings and orders:

•
In June 2016, the PSCW approved the deferral of costs related to our ReACT™ project above the originally authorized $275.0 million level through 2017. The total cost of the ReACT™ project, excluding $51 million of AFUDC, is currently estimated to be $342 million. In September 2017, the PSCW approved an extension of this deferral through 2019 as part of a settlement agreement. See Note 16, Regulatory Environment, for more information. We will be required to obtain a separate approval for collection of these deferred costs in a future rate case.

•
Prior to its acquisition by WEC Energy Group, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries, including us. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of September 30, 2017, we had not received any significant disallowances of the costs incurred for this project. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project.

See Note 16, Regulatory Environment, for more information regarding recent and pending rate proceedings and orders.

Environmental Matters

See Note 14, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

09/30/2017 Form 10-Q	35	Wisconsin Public Service Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 7, Fair Value Measurements, Note 8, Derivative Instruments, and Note 9, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2017 Form 10-Q	36	Wisconsin Public Service Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2016 Annual Report on Form 10-K. See Note 14, Commitments and Contingencies, in this report for more information on material legal proceedings and matters related to us.

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

ITEM 5. OTHER INFORMATION

In October 2017, Allen L. Leverett, Chief Executive Officer of Wisconsin Public Service, suffered a stroke. Mr. Leverett has been released from the hospital and is making progress in his recovery and rehabilitation work. Pursuant to the Wisconsin Public Service Bylaws, on October 31, 2017, the Wisconsin Public Service Board ordered that the duties of Chief Executive Officer would be exercised by the President of Wisconsin Public Service, J. Kevin Fletcher, on an interim basis. Mr. Fletcher has executed the certificates attached to this Form 10-Q in such capacity.

09/30/2017 Form 10-Q	37	Wisconsin Public Service Corporation

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

09/30/2017 Form 10-Q	38	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	November 3, 2017	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2017 Form 10-Q	39	Wisconsin Public Service Corporation