Form 10-K
period 2017-12-31
WISCONSIN PUBLIC SERVICE CORP
filed 2018-02-28
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes [ ]    No [X]

As of June 30, 2017 (and currently), all of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant.
None.

Number of shares outstanding of each class of common stock, as of
January 31, 2018

Common Stock, $4 par value, 23,896,962 shares outstanding

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format set forth in General Instruction I(2).

WISCONSIN PUBLIC SERVICE CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2017

2017 Form 10-K	i	Wisconsin Public Service Corporation

2017 Form 10-K	ii	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Integrys	Integrys Holding, Inc. (previously known as Integrys Energy Group, Inc.)
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WG	Wisconsin Gas LLC
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc. (previously known as Wisconsin Energy Corporation)
WPSI	WPS Investments, LLC
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	United States Internal Revenue Service
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
Act 141	2005 Wisconsin Act 141
CAA	Clean Air Act
CO2	Carbon Dioxide
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
SO2	Sulfur Dioxide

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

2017 Form 10-K	iii	Wisconsin Public Service Corporation

Other Terms and Abbreviations
AIA	Affiliated Interest Agreement
ARRs	Auction Revenue Rights
Compensation Committee	Compensation Committee of the Board of Directors of WEC Energy Group, Inc.
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
GCRM	Gas Cost Recovery Mechanism
LMP	Locational Marginal Price
Merger Agreement	Agreement and Plan of Merger, dated as of June 22, 2014, between Integrys Energy Group, Inc. and Wisconsin Energy Corporation
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
NYMEX	New York Mercantile Exchange
Omnibus Stock Incentive Plan	WEC Energy Group 1993 Omnibus Stock Incentive Plan, Amended and Restated Effective as of January 1, 2016
ROE	Return on Equity
RTO	Regional Transmission Organization
SMRP	System Modernization and Reliability Project
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017

2017 Form 10-K	iv	Wisconsin Public Service Corporation

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

•
The impact of federal, state, and local legislative and regulatory changes, including changes in rate-setting policies or procedures, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, and energy efficiency mandates;

•
The uncertainty surrounding the recently enacted Tax Legislation, including implementing regulations and IRS interpretations, the amount to be returned to our ratepayers, and its impact, if any, on our credit ratings;

•
Federal and state legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in the interpretation of permit conditions by regulatory agencies, and the recovery of associated remediation and compliance costs;

•
Factors affecting the implementation of WEC Energy Group's generation reshaping plan, including related regulatory decisions, the cost of materials, supplies, and labor, and the feasibility of competing projects;

•	Increased pressure on us by investors and other stakeholder groups to take more aggressive action to reduce future GHG emissions in order to limit future global temperature increases;

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

2017 Form 10-K	1	Wisconsin Public Service Corporation

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

•
The direct or indirect effect on our business resulting from terrorist attacks and cyber security intrusions, as well as the threat of such incidents, including the failure to maintain the security of personally identifiable information, the associated costs to protect our utility assets, technology systems, and personal information, and the costs to notify affected persons to mitigate their information security concerns;

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

•
The ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, while both integrating and continuing to consolidate WEC Energy Group's enterprise systems with those of its other utilities;

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

2017 Form 10-K	2	Wisconsin Public Service Corporation

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

For more information about our utility operations, including financial and geographic information, see Note 17, Segment Information, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

Merger

On June 29, 2015, Wisconsin Energy Corporation acquired 100% of the outstanding common shares of our parent company, Integrys, and changed its name to WEC Energy Group, Inc. In this report, when we refer to the "WEC Merger," we are referring to this acquisition. For additional information on this merger, see Note 3, Related Parties.

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

B. UTILITY SEGMENT

ELECTRIC UTILITY OPERATIONS

We generate and distribute electric energy to customers located in northeastern and central Wisconsin.

Through December 31, 2016, we served electric customers in the Upper Peninsula of Michigan. Effective January 1, 2017, we transferred our electric customers and electric distribution assets located in the Upper Peninsula of Michigan to UMERC, a stand-alone utility owned by WEC Energy Group. See Note 3, Related Parties, for more information. UMERC currently meets its market obligations through power purchase agreements with us and WE. UMERC will begin to generate electricity when its new generation solution in the Upper Peninsula of Michigan begins commercial operation, which is expected to occur in 2019.

2017 Form 10-K	3	Wisconsin Public Service Corporation

Operating Revenues

The following table shows electric utility operating revenues for the past three years:

	Year Ended December 31
(in millions)	2017	2016	2015
Operating revenues
Residential	$369.5	$377.4	$372.0
Small commercial and industrial	367.9	372.0	382.2
Large commercial and industrial	239.3	250.2	252.2
Other	8.6	8.8	9.5
Total retail revenues	985.3	1,008.4	1,015.9
Wholesale	161.4	142.7	155.8
Resale	32.6	22.7	37.7
Other operating revenues *	22.6	13.9	(21.6)
Total operating revenues	$1,201.9	$1,187.7	$1,187.8

*	Includes amounts collected from (refunded to) customers for certain fuel and purchased power costs that exceed a 2% price variance from the costs included in rates.

Electric Sales

Our electric energy deliveries included supply and distribution sales to retail and wholesale customers and distribution sales to those customers who switched to an alternative electric supplier. In 2017, retail electric revenues accounted for 82.0% of total electric operating revenues, while wholesale and resale electric revenues accounted for 16.1% of total electric operating revenues. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Utility Segment Contribution to Operating Income for information on MWh sales by customer class.

We are authorized to provide retail electric service in designated territories in the state of Wisconsin, as established by indeterminate permits and boundary agreements with other utilities.

We buy and sell wholesale electric power by participating in the MISO Energy Markets. The cost of our individual generation offered into the MISO Energy Markets, compared to our competitors, affects how often our generating units are dispatched and whether we buy and sell power. For more information, see D. Regulation.

Electric Sales Forecast

Our service territory experienced slightly lower weather-normalized retail electric sales in 2017, driven by the late 2016 closure of a major large commercial and industrial customer and the transfer of customers to UMERC. We currently forecast retail electric sales volumes and the associated peak demand to remain flat over the next five years, assuming normal weather.

Customers

	Year Ended December 31
(in thousands)	2017	2016	2015
Electric customers – end of year
Residential	389.5	395.7	393.3
Small commercial and industrial	53.8	54.4	55.1
Large commercial and industrial	0.2	0.2	0.3
Other	0.4	0.5	0.5
Total electric customers – end of year	443.9	450.8	449.2

Large Electric Retail Customers

We provide electric utility service to a diversified base of customers in such industries as paper, metals manufacturing, food products, other manufacturing, health services, governmental, education, and retail.

2017 Form 10-K	4	Wisconsin Public Service Corporation

Wholesale Customers

We provide wholesale electric service to various customers, including electric cooperatives, municipal joint action agencies, other investor-owned utilities, municipal utilities, and energy marketers. Wholesale sales accounted for 19.2%, 18.1%, and 18.2% of total electric energy sales volumes during 2017, 2016, and 2015, respectively. Wholesale revenues accounted for 13.4%, 12.0%, and 13.1% of total electric operating revenues during 2017, 2016, and 2015, respectively.

Resale

The majority of our sales for resale are sold into an energy market operated by MISO at market rates based on availability of our generation and market demand. Resale sales accounted for 5.9%, 3.4%, and 6.4% of total electric energy sales volumes during 2017, 2016, and 2015, respectively. Resale revenues accounted for 2.7%, 1.9%, and 3.2% of total electric operating revenues during 2017, 2016, and 2015, respectively. Retail fuel costs are reduced by the amount that revenue exceeds the costs of sales derived from these opportunity sales.

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

Our rated capacity by fuel type as of December 31 is shown below. For more information on our electric generation facilities, see Item 2. Properties.

	Rated Capacity in MW (1)
	2017	2016	2015
Coal	1,336	1,351	1,366
Natural gas:
Combined cycle	571	557	554
Steam turbine (2)	74	80	65
Natural gas/oil peaking units (3)	476	451	450
Renewables (4)	82	83	82
Total rated capacity	2,539	2,522	2,517

(1)
Rated capacity is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. We are a summer peaking electric utility, and amounts are based on expected capacity ratings for the following summer. The values were established by tests and may change slightly from year to year.

(2)	The natural gas steam turbine represents the rated capacity associated with Weston Unit 2.

(3)
The dual-fueled facilities generally burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local natural gas distribution company that delivers natural gas to the plants.

(4)	Includes hydroelectric and wind generation.

2017 Form 10-K	5	Wisconsin Public Service Corporation

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, as well as estimates for 2018:

	Estimate	Actual
	2018	2017	2016	2015
Company-owned generation units:
Coal	42.8%	43.0%	35.2%	40.1%
Natural gas:
Combined cycle	28.2%	20.9%	24.3%	23.9%
Steam turbine	—%	—%	—%	1.1%
Natural gas/oil peaking units	1.9%	2.5%	1.9%	0.2%
Renewables	4.5%	4.8%	5.1%	4.0%
Total company-owned generation units	77.4%	71.2%	66.5%	69.3%
Power purchase contracts:
Renewables	5.8%	5.7%	5.1%	3.2%
Other *	5.5%	5.4%	7.3%	17.1%
Total power purchase contracts	11.3%	11.1%	12.4%	20.3%
Purchased power from MISO	11.3%	17.7%	21.1%	10.4%
Total purchased power	22.6%	28.8%	33.5%	30.7%
Total electric utility supply	100.0%	100.0%	100.0%	100.0%

*	Represents system energy and capacity purchases used to meet customer requirements and certain FERC regulations.

Coal-Fired Generation

Our coal-fired generation consists of four operating plants with a rated capacity of 1,336 MW as of December 31, 2017. For more information about our operating plants, see Item 2. Properties. As a result of WEC Energy Group's generation reshaping plan, we expect to retire approximately 308 MW of coal generation by 2020 with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. For more information about future retirement of our plants, see Note 5, Property, Plant, and Equipment.

Natural Gas-Fired Generation

Our natural gas-fired generation consists of five operating plants, including peaking units, with a rated capacity of 1,121 MW as of December 31, 2017. For more information about our operating plants, see Item 2. Properties.

Oil-Fired Generation

We have natural gas-fired peaking units with a rated capacity of 457 MW, which have the ability to burn oil if natural gas is not available due to delivery constraints. For more information about our operating plants, see Item 2. Properties.

Renewable Generation

We meet a portion of our electric generation supply with various renewable energy resources. This helps us maintain compliance with renewable energy legislation in Wisconsin. These renewable energy resources also help us maintain diversity in our generation portfolio, which effectively serves as a price hedge against future fuel costs, and will help mitigate the risk of potential unknown costs associated with any future carbon restrictions for electric generators. For more information about our renewable generation, see Item 2. Properties.

Hydroelectric

Our hydroelectric generating system consists of 17 operating plants with a total installed capacity of 82 MW and a rated capacity of 61 MW as of December 31, 2017. All of our hydroelectric facilities follow FERC guidelines and/or regulations.

2017 Form 10-K	6	Wisconsin Public Service Corporation

Wind

We have two wind sites, consisting of 80 turbines, with an installed capacity of 108 MW and a rated capacity of 21 MW as of December 31, 2017. In October 2017, we, along with two other non-affiliated utilities, entered into an agreement to purchase the Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 129 MW. We currently purchase 44.6% of the facility’s energy output under a power purchase agreement, which is approximately 58 MW. The FERC approved the transaction in January 2018. The transaction remains subject to PSCW approval and is expected to close in the spring of 2018. See Note 2, Acquisitions, for more information.

Electric System Reliability

The PSCW requires us to maintain a planning reserve margin above our projected annual peak demand forecast to help ensure reliability of electric service to our customers. These planning reserve requirements are consistent with the MISO calculated planning reserve margin. In 2008, the PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten). For short-term planning (planning year one), the PSCW requires Wisconsin utilities to follow the planning reserve margin established by MISO. MISO has a 15.8% installed capacity reserve margin requirement for the planning year from June 1, 2017, through May 31, 2018, and a 17.1% installed capacity reserve margin requirement for the planning year from June 1, 2018, through May 31, 2019. MISO's short-term reserve margin requirements experience year-to-year fluctuations, primarily due to changes in the average forced outage rate of generation within the MISO footprint.

We have adequate capacity through company-owned generation units and power purchase contracts to meet the MISO calculated planning reserve margin during the current and first upcoming planning years. We also fully anticipate that we will have adequate capacity to meet the planning reserve margin requirements for future planning years. However, extremely hot weather, unexpected equipment failure, or unavailability across the 15-state MISO footprint could require us to call upon load management procedures. Load management procedures allow for the reduction of energy use through agreements with customers to directly shut off their equipment or through interruptible service, where customers agree to reduce their load in the case of an emergency interruption.

Fuel and Purchased Power Costs

Our retail electric rates in Wisconsin are established by the PSCW and include base amounts for fuel and purchased power costs. The electric fuel rules set by the PSCW allow us to defer, for subsequent rate recovery or refund, under- or over-collections of actual fuel and purchased power costs that exceed a 2% price variance from the costs included in the rates charged to customers. For more information about the fuel rules, see D. Regulation.

Our average fuel and purchased power costs per MWh by fuel type were as follows for the years ended December 31:

	2017	2016	2015
Coal	$25.27	$24.56	$28.28
Natural gas combined cycle	22.32	18.23	21.10
Natural gas/oil peaking units	43.70	43.23	160.86
Purchased power	34.17	32.99	42.30

We purchase coal under long-term contracts, which helps with price stability. In the past, coal and associated transportation services were exposed to volatility in pricing due to changing domestic and world-wide demand for coal and diesel fuel. To moderate the volatility, we were given PSCW approval for a hedging program, which allows us to hedge up to 75% of our potential risks related to rail transportation fuel surcharge exposure. However, due to decreased volatility over the last two years, we suspended the fuel surcharge hedging program in 2017.

We purchase natural gas for our plants on the spot market from natural gas marketers, utilities, and producers, and we arrange for transportation of the natural gas to our plants. We have firm and interruptible transportation, as well as balancing and storage agreements, intended to support our plants' variable usage. We also have a PSCW-approved program that allows us to hedge up to 75% of our estimated natural gas use for electric generation in order to help manage our natural gas price risk.

Our hedging programs are generally implemented on a 36-month forward-looking basis. The results of these programs are reflected in the average costs of natural gas and purchased power.

2017 Form 10-K	7	Wisconsin Public Service Corporation

Coal Supply

We diversify the coal supply for our electric generating facilities and jointly-owned plants by purchasing coal from several mines in Wyoming, as well as from various other states. For 2018, approximately 78% of our total projected coal requirements of 2.1 million tons are contracted under fixed-price contracts. See Note 18, Commitments and Contingencies, for more information on amounts of coal purchases and coal deliveries under contract.

The annual tonnage amounts contracted for the next three years are as follows:

(in thousands)	Annual Tonnage
2018	1,672
2019	992
2020	465

Coal Deliveries

All of our 2018 coal requirements are expected to be shipped by unit trains that we own under existing transportation agreements. The unit trains transport the coal for electric generating facilities from mines in Wyoming. Additional small volume agreements may also be used to supplement the normal coal supply for our facilities.

Midcontinent Independent System Operator Costs

In connection with its status as a FERC approved RTO, MISO developed and operates the MISO Energy Markets, which include its bid-based energy markets and ancillary services market. We are a participant in the MISO Energy Markets. For more information on MISO, see D. Regulation.

Power Purchase Commitments

We enter into short and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. Our power purchase commitments with unaffiliated parties are 166 MW for 2018 and 108 MW per year for years 2019 through 2022, which exclude planning capacity purchases.

Other Matters

Seasonality

Our electric utility sales are impacted by seasonal factors and varying weather conditions. We sell more electricity during the summer months because of the residential cooling load. We continue to upgrade our electric distribution system, including substations, transformers, and lines, to meet the demand of our customers. Our generating plants performed as expected during the warmest periods of the summer, and all power purchase commitments under firm contract were received. During this period, we did not require public appeals for conservation, and we did not interrupt or curtail service to non-firm customers who participate in load management programs for capacity reasons. However, we did have service curtailments for economic interruptions. Economic interruptions are declared during times in which the price of electricity in the regional market significantly exceeds the cost of operating the company's peaking generation. During this time, interruptible customers can choose to continue using electricity at a price that exceeds the tariff rate.

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

2017 Form 10-K	8	Wisconsin Public Service Corporation

Environmental Matters

For information regarding environmental matters, especially as they relate to coal-fired generating facilities, see Note 18, Commitments and Contingencies.

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

Effective January 1, 2017, we transferred our natural gas customers and natural gas distribution assets located in the Upper Peninsula of Michigan to UMERC, a stand-alone utility. UMERC became operational effective January 1, 2017. See Note 3, Related Parties, for more information.

Natural Gas Utility Operating Statistics

The following table shows certain natural gas utility operating statistics for the past three years:

	Year Ended December 31
	2017	2016	2015
Operating revenues (in millions)
Residential	$179.1	$163.2	$182.6
Commercial and industrial	90.2	80.0	92.3
Total retail revenues	269.3	243.2	274.9
Transport	17.9	17.7	16.7
Other operating revenues *	(3.7)	(0.4)	3.9
Total	$283.5	$260.5	$295.5

Customers – end of year (in thousands)
Residential	297.7	300.5	297.9
Commercial and industrial	29.4	29.7	29.5
Transport	0.7	0.7	0.7
Total customers	327.8	330.9	328.1

*	Includes amounts (refunded to) collected from customers for purchased gas adjustment costs.

Natural Gas Deliveries

Our gas therm deliveries include customer-owned transported natural gas. Transported natural gas accounted for approximately 50.8% of the total volumes delivered during 2017, 51.4% during 2016, and 47.8% during 2015. Our peak daily send-out during 2017 was 5.7 million therms on January 5, 2017.

Large Natural Gas Customers

We provide natural gas utility service to a diversified base of customers in such industries as paper, food products, education, governmental, and health services.

Natural Gas Sales Forecast

Our service territory experienced growth in weather-normalized natural gas deliveries in 2017 due to an improving economy and favorable natural gas prices. This growth was partially offset by the transfer of customers to UMERC. We currently forecast that retail natural gas delivery volumes will remain flat over the next five years, assuming normal weather. The forecast projects declining average usage per customer offsetting positive customer growth.

2017 Form 10-K	9	Wisconsin Public Service Corporation

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

Due to the daily and seasonal variations in natural gas usage in Wisconsin, we have also contracted for substantial underground storage capacity, primarily in Michigan. We target storage inventory levels at approximately 40% of forecasted winter demand; November through March is considered the winter season. Storage capacity, along with our natural gas purchase contracts, enables us to manage significant changes in daily demand and to optimize our overall natural gas supply and capacity costs. We generally inject natural gas into storage during the spring and summer months when demand is lower and withdraw it in the winter months. As a result, we can contract for less long-line pipeline capacity during periods of peak usage than would otherwise be necessary and can purchase natural gas on a more uniform daily basis from suppliers year-round. Each of these capabilities enables us to reduce our overall costs.

We hold daily transportation and storage capacity entitlements with interstate pipeline companies as well as other service providers under varied-length long-term contracts.

In June 2017, WEC Energy Group completed the acquisition of Bluewater. Bluewater owns natural gas storage facilities in Michigan that will provide a portion of the current storage needs for our natural gas utility operations. We have entered into a long-term service agreement to take the allocated storage. See Note 2, Acquisitions, for more information on this transaction.

Term Natural Gas Supply

We have contracts for firm supplies with terms of three months with suppliers for natural gas acquired in the Chicago, Illinois market hub and in the producing areas discussed above. The pricing of the term contracts is based upon first of the month indices.

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our natural gas utility's forecasted design peak-day throughput is 6.7 million therms for the 2017 through 2018 heating season.

Secondary Market Transactions

Pipeline and storage capacity and natural gas supplies under contract can be resold in secondary markets. Local distribution companies, like our natural gas operations, must contract for capacity and supply sufficient to meet the firm peak-day demand of their customers. Peak or near-peak demand days generally occur only a few times each year. The secondary markets facilitate higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and natural gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to customers, subject to our approved GCRM. During 2017, we participated in the secondary markets. For information on our GCRM, see Note 1(d), Revenues and Customer Receivables.

Spot Market Natural Gas Supply

We expect to continue to make natural gas purchases in the spot market as price and other circumstances dictate. We have supply relationships with a number of sellers from whom we purchase natural gas in the spot market.

2017 Form 10-K	10	Wisconsin Public Service Corporation

Hedging Natural Gas Supply Prices

We have PSCW approval to hedge up to 60% of planned winter demand and up to 15% of planned summer demand using a combination of planned withdrawals from storage and NYMEX financial instruments. This approval allows us to pass 100% of the hedging costs (premiums, brokerage fees and losses) and proceeds (gains) to customers through our GCRM. Hedge targets (volumes) are provided annually to the PSCW as part of our three-year natural gas supply plan and risk management filing.

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

C. OTHER SEGMENT

During 2017, our other segment included our non-utility activities as well as equity earnings from our investment in WRPC. During 2016 and 2015, our other segment also included our equity earnings from our investment in WPSI. WPSI is an indirect wholly owned subsidiary of WEC Energy Group that was owned by Integrys and us. WPSI invested in ATC, a for-profit, transmission-only company regulated by the FERC. Effective January 1, 2017, we transferred our 10.37% ownership interest in WPSI to another subsidiary of Integrys. See Note 3, Related Parties, for more information.

We own 50% of the stock of WRPC. WRPC owns two hydroelectric plants, and we are entitled to 50% of the total capacity from its plants.

2017 Form 10-K	11	Wisconsin Public Service Corporation

D. REGULATION

In addition to the specific regulations noted below, we are also subject to regulations, where applicable, of the EPA, the WDNR, and the United States Army Corps of Engineers.

Rates

Our retail electric and natural gas rates are regulated by the PSCW, and the FERC regulates our wholesale electric rates. These commissions have general supervisory and regulatory powers over public utilities in their respective jurisdictions. Effective January 1, 2017, we transferred all of our electric and natural gas distribution assets and customers located in the Upper Peninsula of Michigan to UMERC. As a result, we are no longer regulated by the MPSC. See Note 3, Related Parties, for more information about UMERC.

Embedded within our electric rates is an amount to recover fuel and purchased power costs. The Wisconsin retail fuel rules require us to defer, for subsequent rate recovery or refund, any under-collection or over-collection of fuel and purchased power costs that are outside of our symmetrical fuel cost tolerance, which the PSCW typically sets at plus or minus 2% of our approved fuel and purchased power cost plan. Our deferred fuel and purchased power costs are subject to an excess revenues test. If our ROE in a given year exceeds the ROE authorized by the PSCW, the recovery of under-collected fuel and purchased power costs would be reduced by the amount by which our return exceeds the authorized amount. Prudently incurred fuel and purchased power costs are recovered dollar-for-dollar from our Wisconsin wholesale electric customers.

Our natural gas utility operates under a GCRM as approved by the PSCW. Generally, the GCRM allows for a dollar-for-dollar recovery of prudently incurred natural gas costs.

For information on how our rates are set, see Note 20, Regulatory Environment. Orders from our respective regulators can be viewed at the following websites:

Regulatory Commission	Website
PSCW	https://psc.wi.gov/
FERC	http://www.ferc.gov/

The material and information contained on these websites are not intended to be a part of, nor are they incorporated by reference into, this Annual Report on Form 10-K.

The following table compares our utility operating revenues by regulatory jurisdiction for each of the three years ended December 31:

	2017		2016		2015
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Electric
Wisconsin	$1,007.9	83.9%	$1,001.5	84.3%	$975.9	82.1%
FERC – Wholesale *	194.0	16.1%	165.4	13.9%	192.1	16.2%
Michigan *	—	—%	20.8	1.8%	19.8	1.7%
Total	1,201.9	100.0%	1,187.7	100.0%	1,187.8	100.0%

Natural Gas
Wisconsin	283.5	100.0%	257.1	98.7%	291.4	98.6%
Michigan *	—	—%	3.4	1.3%	4.1	1.4%
Total	283.5	100.0%	260.5	100.0%	295.5	100.0%

Total utility operating revenues	$1,485.4		$1,448.2		$1,483.3

*
Effective January 1, 2017, we transferred all of our electric and natural gas distribution assets and customers located in the Upper Peninsula of Michigan to UMERC. UMERC currently purchases a portion of its power from us. The revenues received from UMERC are included in the FERC – Wholesale line above. See Note 3, Related Parties, for more information on UMERC.

2017 Form 10-K	12	Wisconsin Public Service Corporation

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

As part of MISO, a market-based platform was developed for valuing transmission congestion premised upon the LMP system that has been implemented in certain northeastern and mid-Atlantic states. The LMP system includes the ability to hedge transmission congestion costs through ARRs and FTRs. ARRs are allocated to market participants by MISO, and FTRs are purchased through auctions. A new allocation and auction were completed for the period of June 1, 2017, through May 31, 2018. The resulting ARR valuation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

MISO has instituted an annual zonal resource adequacy requirement to ensure there is sufficient generation capacity to serve the MISO market. To meet this requirement, capacity resources can be acquired through MISO's annual capacity auction, bilateral contracts for capacity, or provided from generating or demand response resources. Our capacity requirements during the 2017 planning year were fulfilled using our own capacity resources.

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

We are subject to Act 141 in Wisconsin which contains certain minimum requirements for renewable energy generation. See Note 18, Commitments and Contingencies, for more information.

All of our hydroelectric facilities follow FERC guidelines and/or regulations.

Other Natural Gas Regulations

Almost all of the natural gas we distribute is transported to our distribution systems by interstate pipelines. The pipelines' transportation and storage services are regulated by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978. In addition, the Pipeline and Hazardous Materials Safety Administration and the PSCW are responsible for monitoring and enforcing requirements governing our natural gas safety compliance programs for our pipelines under United States Department of Transportation regulations. These regulations include 49 Code of Federal Regulations (CFR) Part 191 (Transportation of Natural and Other Gas by Pipeline; Annual Reports, Incident Reports, and Safety-Related Condition Reports), 49 CFR Part 192 (Transportation of Natural and Other Gas by Pipeline: Minimum Federal Safety Standards), and 49 CFR Part 195 (Transportation of Hazardous Liquids by Pipeline).

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

2017 Form 10-K	13	Wisconsin Public Service Corporation

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

Anticipated expenditures for environmental compliance and remediation issues for the next three years are included in the estimated capital expenditures described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Requirements. For a discussion of matters related to manufactured gas plant sites and air and water quality, see Note 18, Commitments and Contingencies.

F. EMPLOYEES

As of December 31, 2017, we had 1,224 employees. Local 420 of International Union of Operating Engineers, AFL-CIO represented 881 of our employees. The current Local 420 collective bargaining agreement expires on April 16, 2021.

2017 Form 10-K	14	Wisconsin Public Service Corporation

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

We are subject to significant state, local, and federal governmental regulation, including regulation by the PSCW and the FERC. These regulations significantly influence our operating environment, may affect our ability to recover costs from utility customers, and cause us to incur substantial compliance costs. Changes in regulations, interpretations of regulations, or the imposition of new regulations could also significantly impact us, including requiring us to change our business operations. Many aspects of our operations are regulated and impacted by government regulation, including, but not limited to: the rates we charge our retail electric and natural gas customers; our authorized rates of return; construction and operation of electric generating facilities and electric and natural gas distribution systems and the ability to recover such costs; decommissioning generating facilities and the ability to recover the related costs and continuing to recover the return on the carrying value of these facilities; wholesale power service practices; electric reliability requirements and accounting; participation in the interstate natural gas pipeline capacity market; standards of service; issuance of securities; short-term debt obligations; transactions with affiliates; and billing practices. Failure to comply with any applicable rules or regulations may lead to customer refunds, penalties, and other payments, which could materially and adversely affect our results of operations and financial condition.

The rates we are allowed to charge our customers for retail and wholesale services have the most significant impact on our financial condition, results of operations, and liquidity. Rate regulation provides us an opportunity to recover prudently incurred costs and earn a reasonable rate of return on invested capital. However, our ability to obtain rate adjustments in the future is dependent on regulatory action, and there is no assurance that our regulators will consider all of our costs to have been prudently incurred. In addition, our rate proceedings may not always result in rates that fully recover our costs or provide for a reasonable ROE. We defer certain costs and revenues as regulatory assets and liabilities for future recovery or refund to customers, as authorized by our regulators. Future recovery of regulatory assets is not assured, and is subject to review and approval by our regulators. If recovery of regulatory assets is not approved or is no longer deemed probable, these costs would be recognized in current period expense and could have a material adverse impact on our results of operations, cash flows, and financial condition.

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

If we are unable to recover costs of complying with regulations or other associated costs in customer rates in a timely manner, or if we are unable to obtain, renew, or comply with these governmental permits, approvals, authorizations, certificates, or licenses, our results of operations and financial condition could be materially and adversely affected.

We face significant costs to comply with existing and future environmental laws and regulations.

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

2017 Form 10-K	15	Wisconsin Public Service Corporation

The EPA adopted and implemented (or is in the process of implementing) regulations governing the emission of NOx, SO2, fine particulate matter, mercury, and other air pollutants under the CAA through the NAAQS, the Mercury and Air Toxics Standards rule, the CPP, the CSAPR, and other air quality regulations. In addition, the EPA finalized regulations under the Clean Water Act that govern cooling water intake structures at our power plants and revised the effluent guidelines for steam electric generating plants. The EPA and the United States Army Corps of Engineers (Army Corps) have also adopted a final rule that would expand traditional federal jurisdiction over navigable waters and related wetlands for permitting and other regulatory matters; however, this rule has been stayed, and the EPA and the Army Corps have proposed rescinding it. We continue to assess the potential cost of complying, and to explore different alternatives in order to comply, with these and other environmental regulations. In addition, as a result of the new Federal Executive Administration taking office in January 2017 and the actions it has taken to date, as well as other factors, there is uncertainty as to what capital expenditures or additional costs may ultimately be required to comply with existing and future environmental laws and regulations.

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

As a result, certain of our coal-fired electric generating facilities may become uneconomical to maintain and operate, which could result in some of these units being retired or converted to an alternative type of fuel. For example, we expect to retire 308 MW of coal generation by 2020, including the Pulliam power plant and the jointly-owned Edgewater Unit 4 generating unit. If other generation facility owners in the Midwest retire a significant number of older coal-fired generation facilities, a potential reduction in the region's capacity reserve margin below acceptable risk levels may result. This could impair the reliability of the grid in the Midwest, particularly during peak demand periods. A reduction in available future capacity could also adversely affect our ability to serve our customers' needs.

We are also subject to significant liabilities related to the investigation and remediation of environmental impacts at certain of our current and former facilities and at third-party owned sites. We accrue liabilities and defer costs (recorded as regulatory assets) incurred in connection with our former manufactured gas plant sites. These costs include all costs incurred to date that we expect to recover, management's best estimates of future costs for investigation and remediation, related legal expenses, and are net of amounts recovered by or that may be recovered from insurance or other third parties. Due to the potential for imposition of stricter standards and greater regulation in the future, the possibility that other potentially responsible parties may not be financially able to contribute to cleanup costs, a change in conditions or discovery of additional contamination, our remediation costs could increase, and the timing of our capital and/or operating expenditures in the future may accelerate or could vary from the amounts currently accrued.

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

Federal, state, regional, and international authorities have undertaken efforts to limit GHG emissions. In 2015, the EPA issued a final rule regulating GHG emissions from existing generating units, referred to as the CPP, a proposed federal plan and model trading rules

2017 Form 10-K	16	Wisconsin Public Service Corporation

as alternatives or guides to state compliance plans, and final performance standards for modified and reconstructed generating units and new fossil-fueled power plants. With the January 2017 change in the Federal Executive Administration, the legal and regulatory future of federal GHG regulations, including the CPP, faces increased uncertainty. We are continuing to analyze the GHG emission profile of our electric generation resources and to work with other stakeholders to determine the potential impacts to our operations of the CPP, any successor rule, and federal GHG regulations in general.

In October 2015, numerous states (including Wisconsin) and other parties, filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. The D.C. Circuit Court of Appeals denied the stay request, but in February 2016, the Supreme Court stayed the effectiveness of the CPP until disposition of the litigation in the D.C. Circuit Court of Appeals and to the extent that further appellate review is sought, at the Supreme Court. The D.C. Circuit Court of Appeals heard one case in September 2016, and the other case is still pending. In April 2017, pursuant to motions made by the EPA, the D.C. Circuit Court of Appeals ordered the cases to be held in abeyance. Supplemental briefs were provided addressing whether the cases should be remanded to the EPA rather than held in abeyance. The EPA argued that the cases should continue to be held in abeyance pending the conclusion of the EPA's review of the CPP and any resulting rulemaking.

In March 2017, President Trump issued an executive order that, among other things, specifically directs the EPA to review, and if appropriate, initiate proceedings to suspend, revise, or rescind the CPP and related GHG regulations for new, reconstructed, or modified fossil-fueled power plants. As a result of this order and related EPA review, as well as the ongoing legal proceedings, the timelines for the GHG emission reduction goals and all other aspects of the CPP are uncertain. In April 2017, the EPA withdrew the proposed rule for a federal plan and model trading rules that were published in October 2015 for use in developing state plans to implement the CPP or for use in states where a plan is not submitted or approved. In October 2017, the EPA issued a proposed rulemaking to repeal the CPP. In December 2017, the EPA issued an advanced notice of proposed rulemaking to solicit input on whether it is appropriate to replace the CPP. In addition, the Governor of Wisconsin issued an executive order in February 2016, which prohibits state agencies, departments, boards, commissions, or other state entities from developing or promoting the development of a state plan to implement the CPP.

There is no guarantee that we will be allowed to fully recover costs incurred to comply with the CPP or other federal regulations, or that cost recovery will not be delayed or otherwise conditioned. The CPP and any other related regulations that may be adopted in the future, at either the federal or state level, may cause our environmental compliance spending to differ materially from the amounts currently estimated. These regulations, as well as changes in the fuel markets and advances in technology, could make some of our electric generating units uneconomic to maintain or operate, may impact how we operate our existing fossil-fueled power plants, and could affect unit retirement and replacement decisions in the future. These regulations could also adversely affect our future results of operations, cash flows, and financial condition.

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

We also continue to monitor efforts by investors and other stakeholders to increase pressure on us and others to take more aggressive action to reduce future GHG emissions in order to limit future global temperature increases to less than two degrees Celsius. These efforts could impact how we operate our electric generating units and natural gas facilities and lead to increased competition and regulation, all of which could have a material adverse effect on our operations and financial condition.

Recent changes in federal income tax policy may adversely affect our financial condition, results of operations, and cash flows, as well as our credit ratings.

Recently enacted United States federal income tax legislation significantly changed the United States Internal Revenue Code, including taxation of United States corporations, by, among other things, reducing the federal corporate income tax rate, limiting interest deductions, and altering the expensing of capital expenditures. The Tax Legislation is unclear in certain respects and will require interpretations and implementing regulations by the Treasury Department and the IRS, as well as state income tax authorities, and the Tax Legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the Tax Legislation. In addition, the regulatory treatment of the impacts of the Tax Legislation will be subject to the discretion of the FERC and state public utility commissions, including the PSCW. State and local taxing authorities are in the early stages of evaluating the impact of federal income tax reform, and any changes on the state or local level could lessen or increase the impacts of the Tax Legislation.

2017 Form 10-K	17	Wisconsin Public Service Corporation

Although it is unclear when or how capital markets, credit rating agencies, the FERC, or the PSCW may ultimately respond to the Tax Legislation, we do expect that certain financial metrics used by credit rating agencies, such as our funds from operations-to-debt percentage, could be negatively impacted as a result of certain limitations on tax deductions. It is uncertain how credit rating agencies will treat the impacts of the Tax Legislation on their credit ratings and metrics, and whether additional opportunities will evolve for companies to manage the adverse aspects of the Tax Legislation, including the impacts on certain credit metrics.

In addition, the FERC and PSCW have started to engage with us to determine how any tax savings will be returned to customers. We expect that we will return the tax benefits to our customers through refunds, bill credits, or reductions in regulatory assets. The amount of tax benefits to be returned to customers will ultimately be determined by our regulators. If the amounts our regulators order us to return to customers exceeds the actual amount of tax savings realized, or our regulators require the tax savings to be applied in a manner other than we had expected, it could have a material adverse effect on our financial condition, results of operations, and cash flow.

While our analysis and interpretation of the Tax Legislation is preliminary and ongoing, based on our current evaluation, we do not expect the limitations on interest deductions to materially adversely affect our earnings. Any amendments to the Tax Legislation or interpretations or implementing regulations by the Treasury Department and/or the IRS contrary to our interpretation of the Tax Legislation could limit our ability to deduct the interest on some of our outstanding debt.

There may be other material adverse effects resulting from the Tax Legislation that we have not yet identified. If we are unable to successfully take actions to manage any adverse impacts of the Tax Legislation, or if additional interpretations, regulations, amendments or technical corrections exacerbate the adverse impacts of the Tax Legislation, the Tax Legislation could have an adverse effect on our financial condition, results of operations, cash flows, and on the value of investments in our debt securities, and could result in credit rating agencies placing our credit ratings on negative outlook or downgrading our credit ratings. Any such actions by credit rating agencies may make it more difficult and costly for us to issue future debt securities and certain other types of financing and could increase borrowing costs under our credit facility.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material effect on our results of operations.

We are subject to reporting, disclosure control, and other obligations under Section 404 of the Sarbanes-Oxley Act (SOX). SOX contains provisions requiring our management to report on the effectiveness of our internal control over financial reporting. We have undertaken, or will undertake, a variety of initiatives to integrate, standardize, centralize, and streamline our operations with technology, including, but not limited to, an enterprise resource planning system and a customer information and billing system. There is a risk that we will not be able to conclude that our internal control over financial reporting is effective because of the discovery of material weaknesses, with either our current controls and processes or with the implementation of new controls and processes around these new technologies. Any failure to maintain effective internal controls could cause investors to lose confidence in the accuracy or completeness of our financial reports, restrict our access to the capital markets, or subject us to investigations by the SEC or other regulatory authorities.

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

2017 Form 10-K	18	Wisconsin Public Service Corporation

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

•
Our customers' continued focus on energy conservation and ability to meet their own energy needs. Our customers' use of electricity and natural gas has decreased as a result of continued individual conservation efforts, including the use of more energy efficient technologies. Customers could also voluntarily reduce their consumption of energy in response to decreases in their disposable income and increases in energy prices. Conservation of energy can be influenced by certain federal and state programs that are intended to influence how consumers use energy. For example, several states, including Wisconsin, have adopted energy efficiency targets to reduce energy consumption by certain dates.

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

2017 Form 10-K	19	Wisconsin Public Service Corporation

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

We face on-going threats to our assets and technology systems. Despite the implementation of strong security measures, all assets and systems are potentially vulnerable to disability, failures, or unauthorized access due to human error, terrorist attacks, and physical or cyber security intrusions. These threats against our generation facilities, electric and natural gas distribution infrastructure, our information and technology systems, and network infrastructure, including that of third parties on which we rely, could result in a full or partial disruption of our ability to generate, transmit, purchase, or distribute electricity or natural gas or cause environmental repercussions. If our assets or systems were to fail, be physically damaged, or be breached, and were not recovered in a timely manner, we may be unable to perform critical business functions, and sensitive and other data could be compromised.

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

Our continued efforts to integrate, consolidate, and streamline our operations have also resulted in increased reliance on current and recently completed projects for technology systems, including an enterprise resource planning system, a customer information and billing system, automated meter reading systems, and other similar technological tools and initiatives. We implement procedures to protect our systems, but we cannot guarantee that the procedures we have implemented to protect against unauthorized access to secured data and systems are adequate to safeguard against all security breaches. The failure of any of these or other similarly important technologies, or our inability to support, update, expand, and/or integrate these technologies with those of our affiliates could materially and adversely impact our operations, diminish customer confidence and our reputation, materially increase the costs we incur to protect against these risks, and subject us to possible financial liability or increased regulation or litigation.

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

Any operational disruption or environmental repercussions caused by these on-going threats to our assets and technology systems could result in a significant decrease in our revenues or significant reconstruction or remediation costs, which could materially and adversely affect our results of operations, financial condition, and cash flows. The costs of repairing damage to our facilities,

2017 Form 10-K	20	Wisconsin Public Service Corporation

operational disruptions, protecting personally identifiable information, and notifying impacted persons, as well as related legal claims, may also not be recoverable in rates, may exceed the insurance limits on our insurance policies, or, in some cases, may not be covered by insurance.

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

2017 Form 10-K	21	Wisconsin Public Service Corporation

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

If any of these risks or uncertainties limit our access to the credit and capital markets or significantly increase our cost of capital, it could limit our ability to implement, or increase the costs of implementing, our business plan, which, in turn, could materially and adversely affect our results of operations, cash flows, and financial condition.

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

See the risk factor titled "Recent changes in federal income tax policy may adversely affect our financial condition, results of operations, and cash flows, as well as our credit ratings" above for information about how the Tax Legislation could impact our credit ratings.

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

For Wisconsin retail electric customers, we bear the risk for the recovery of fuel and purchased power costs within a symmetrical 2% fuel tolerance band compared to the forecast of fuel and purchased power costs established in our rate structure. Prudently incurred fuel and purchased power costs are recovered dollar-for-dollar from our wholesale electric customers. We receive dollar-for-dollar recovery of prudently incurred natural gas costs from our natural gas customers.

Changes in commodity prices could result in:

•	Higher working capital requirements, particularly related to natural gas inventory, accounts receivable, and cash collateral postings;

•	Reduced profitability to the extent that lower revenues, increased bad debt, and interest expense are not recovered through rates;

•	Higher rates charged to our customers, which could impact our competitive position;

2017 Form 10-K	22	Wisconsin Public Service Corporation

•	Reduced demand for energy, which could impact revenues and operating expenses; and

•	Shutting down of generation facilities if the cost of generation exceeds the market price for electricity.

We may not be able to obtain an adequate supply of coal, which could limit our ability to operate our coal-fired facilities.

We own and operate several coal-fired electric generating units. Although we generally carry sufficient coal inventory at our generating facilities to protect against an interruption or decline in supply, there can be no assurance that the inventory levels will be adequate. While we have coal supply and transportation contracts in place, we cannot assure that the counterparties to these agreements will be able to fulfill their obligations to supply coal to us or that we will be able to take delivery of all the coal volume contracted for. The suppliers under these agreements may experience financial or operational problems that inhibit their ability to fulfill their obligations to us, or we may experience operational problems or constraints that prevent us from taking delivery. In addition, suppliers under these agreements may not be required to supply coal to us under certain circumstances, such as in the event of a natural disaster. Furthermore, demand for coal can impact its availability and cost. If we are unable to obtain our coal requirements under our coal supply and transportation contracts, we may be required to purchase coal at higher prices or we may be forced to reduce generation at our coal-fired units, which could lead to increased fuel costs. The increase in fuel costs could result from either reduced margins on net sales into the MISO Energy Markets, a reduction in the volume of net sales into the MISO Energy Markets, and/or an increase in net power purchases in the MISO Energy Markets. There is no guarantee that we would be able to fully recover any increased costs in rates or that recovery would not otherwise be delayed, either of which could adversely affect our cash flows.

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

The FERC continues to support the existing RTOs that affect the structure of the wholesale market within these RTOs. In connection with its status as a FERC approved RTO, MISO implemented bid-based energy markets that are part of the MISO Energy Markets. All market participants, including us, must submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO then calculates the most efficient solution for all of the bids and offers made into the market that day and establishes an LMP that reflects the market price for energy. We are required to follow MISO's instructions when dispatching generating units to support MISO's responsibility for maintaining the stability of the transmission system. MISO also implemented an ancillary services market for operating reserves that schedules energy and ancillary services at the same time as part of the energy market, allowing for more efficient use of generation assets in the MISO Energy Markets. These market designs continue to have the potential to increase the costs of transmission, the costs associated with inefficient generation dispatching, the costs of participation in the MISO Energy Markets, and the costs associated with estimated payment settlements.

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

2017 Form 10-K	23	Wisconsin Public Service Corporation

We may experience poor investment performance of benefit plan holdings due to changes in assumptions and market conditions.

We have significant obligations related to pension and OPEB plans. If WEC Energy Group is unable to successfully manage our benefit plan assets and medical costs, our cash flows, financial condition, or results of operations could be adversely impacted. Our cost of providing these plans is dependent upon a number of factors, including actual plan experience, changes made to the plans, and assumptions concerning the future. Types of assumptions include earnings on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation, estimated withdrawals by retirees, and our required or voluntary contributions to the plans. Plan assets are subject to market fluctuations and may yield returns that fall below projected return rates. In addition, medical costs for both active and retired employees may increase at a rate that is significantly higher than we currently anticipate. Our funding requirements could be impacted by a decline in the market value of plan assets, changes in interest rates, changes in demographics (including the number of retirements), or changes in life expectancy assumptions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

2017 Form 10-K	24	Wisconsin Public Service Corporation

ITEM 2. PROPERTIES

We own our principal properties outright, except that the major portion of our electric utility distribution lines and natural gas utility distribution mains and services are located, for the most part, on or under streets and highways and on land owned by others and are generally subject to granted easements, consents, or permits.

Electric Facilities

The following table summarizes information on our electric generation facilities, including owned and jointly owned facilities, as of December 31, 2017:

Name	Location	Fuel	Number of Generating Units	Rated Capacity MW (1)
Coal-fired plants
Columbia	Portage, WI	Coal	2	320	(2)
Edgewater	Sheboygan, WI	Coal	1	98	(2) (3)
Pulliam	Green Bay, WI	Coal	2	210	(3)
Weston	Rothschild, WI	Coal	2	708	(2)
Total coal-fired plants			7	1,336
Natural gas-fired plants
De Pere Energy Center	De Pere, WI	Natural Gas/Oil	1	179
Fox Energy Center	Wrightstown, WI	Natural Gas	3	571
Pulliam	Green Bay, WI	Natural Gas/Oil	1	76
West Marinette	Marinette, WI	Natural Gas/Oil	3	155
Weston	Rothschild, WI	Natural Gas/Oil	3	140
Total natural gas-fired plants			11	1,121
Renewables
Hydro Plants (17 in number)	WI	Hydro	51	61	(4)
Crane Creek	Howard County, IA	Wind	66	20
Lincoln	Kewaunee County, WI	Wind	14	1
Total renewables			131	82
Total system			149	2,539

(1)
Based on expected capacity ratings for summer 2018, which can differ from nameplate capacity, especially on wind projects. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand.

(2)	We jointly own these facilities with various other utilities. The capacity indicated for each of these units is equal to our portion of total plant capacity based on our percent of ownership.

•
Wisconsin Power and Light Company operates the Columbia and Edgewater units. We hold a 29.5% ownership interest in Columbia and a 31.8% ownership interest in Edgewater. See Note 6, Jointly Owned Utility Facilities, for more information on the decrease in our ownership interest in the Columbia unit.

•	We operate the Weston 4 facility and hold a 70% ownership interest in this facility. Dairyland Power Cooperative holds the remaining 30%.

(3)	We have announced plans for the retirement of Pulliam Units 7 and 8 and the jointly-owned Edgewater Unit 4. See Note 5, Property, Plant, and Equipment, for more information on the plant retirements.

(4)
WRPC owns and operates the Castle Rock and Petenwell units. We hold a 50% ownership interest in WRPC and are entitled to 50% of the total capacity at Castle Rock and Petenwell. Our share of capacity for Castle Rock is 8.6 MW and our share of capacity for Petenwell is 10.2 MW.

In October 2017, we, along with two other unaffiliated utilities, entered into an agreement to purchase the Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 129 MW. See Note 2, Acquisitions, for more information on the pending acquisition.

As of December 31, 2017, we operated approximately 15,100 miles of overhead distribution lines and 6,900 miles of underground distribution cable, located in Wisconsin, as well as approximately 120 electric distribution substations and 186,700 line transformers.

2017 Form 10-K	25	Wisconsin Public Service Corporation

Natural Gas Facilities

At December 31, 2017, our natural gas properties were located in northeastern Wisconsin and consisted of the following:

•	Approximately 8,100 miles of natural gas distribution mains,

•	Approximately 240 miles of natural gas transmission mains,

•	Approximately 304,000 natural gas lateral services, and

•	89 natural gas distribution and transmission gate stations.

We also own office buildings, natural gas regulating and metering stations, and major service centers, including garage and warehouse facilities, in certain communities we serve. Where distribution lines and services and natural gas distribution mains and services occupy private property, we have in some, but not all instances, obtained consents, permits or easements for these installations from the apparent owners or those in possession of those properties, generally without an examination of ownership records or title.

ITEM 3. LEGAL PROCEEDINGS

The following should be read in conjunction with Note 18, Commitments and Contingencies, and Note 20, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed in Note 18, Commitments and Contingencies, Note 20, Regulatory Environment, and below, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material effect on our financial statements.

Environmental Matters

Sheboygan River Matter

We were contacted by the United States Department of Justice in March 2016 to commence discussions with the federal natural resource trustees to resolve our alleged liability for natural resources damages (NRD) in the Sheboygan River related to the former Camp Marina manufactured gas plant site. We were originally notified about this claim in September 2012, but the WDNR chose not to be a party to the NRD claim negotiation in February 2014. However, the National Oceanic and Atmospheric Administration has co-equal trusteeship with the WDNR over the impacted Sheboygan River natural resources and pursued the NRD claim. Substantial remediation of the uplands at the legacy Sheboygan Camp Marina manufactured gas plant site has already occurred. We agreed to settle this matter, and the settlement documents were filed with the United States District Court for the Eastern District of Wisconsin in December 2017. The terms of the settlement will not have a material impact on our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

2017 Form 10-K	26	Wisconsin Public Service Corporation

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
EQUITY SECURITIES

Dividends

Dividends declared on our common stock during the two most recent fiscal years are set forth below. Dividends were paid entirely in cash to our sole common shareholder, Integrys. Integrys is a wholly-owned subsidiary of WEC Energy Group. There is no established public trading market for our common stock.

Quarter
(in millions)	2017		2016
First	$105.0	*	$29.6
Second	30.0		29.7
Third	30.0		29.6
Fourth	30.0		29.6
Total	$195.0		$118.5

*
Includes a special dividend paid to balance our capital structure, driven by cash received for assets transferred out of our pension plan in January 2017. See Note 3, Related Parties, for more information.

Subject to any regulatory restriction or other limitations on the payment of dividends, future dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, our earnings, financial condition, and other requirements.

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Integrys in the form of cash dividends, loans or advances. Under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to Integrys. See Note 9, Common Equity, for more information regarding restrictions on our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I(2)a.

2017 Form 10-K	27	Wisconsin Public Service Corporation

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

Introduction

We are an electric and natural gas utility and an indirect wholly owned subsidiary of WEC Energy Group. We derive revenues primarily from the distribution and sale of electricity and natural gas to retail customers. We also provide wholesale electric service to numerous utilities and cooperatives for resale. We conduct our business primarily through our utility reportable segment. See Note 17, Segment Information, for more information on our reportable business segments.

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

Corporate Strategy

Our goal is to continue to create long-term value for customers and shareholders by focusing on the fundamentals of our business: reliability; operating efficiency; financial discipline; customer care; and safety.

Reshaping Our Generation Fleet

WEC Energy Group has developed and is executing a plan to reshape its generation portfolio. This plan will balance reliability and customer cost with environmental stewardship. Taken as a whole, this plan should reduce costs to customers, preserve fuel diversity, and lower carbon emissions. Generation reshaping includes retiring older fossil fuel generation units, building state-of-the-art natural gas generation, and investing in cost-effective zero-carbon generation with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. WEC Energy Group expects to retire approximately 1,800 MW of coal generation by 2020 across its electric utilities, and add additional natural gas-fired generating units and renewable generation, including utility-scale solar projects. See Note 5, Property, Plant, and Equipment, for information related to the planned retirements of our Pulliam power plant and jointly-owned Edgewater Unit 4 as part of WEC Energy Group's plan.

Reliability

We have made significant reliability-related investments in recent years, and plan to continue strengthening and modernizing our generation fleet and distribution networks to further improve reliability.

We continue work on our SMRP, which involves modernizing parts of our electric distribution system, including burying or upgrading lines. The project focuses on constructing facilities to improve the reliability of electric service we provide to our customers. We also continue to upgrade our electric and natural gas distribution systems to enhance reliability.

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our company. For example, we made progress on our Advanced Metering Infrastructure program, replacing aging meter-reading equipment on both our network and customer property. An integrated system of smart meters, communication networks, and data management programs enables two-way communication between us and our customers. This program reduces the manual effort for disconnects and reconnects and enhances outage management capabilities.

WEC Energy Group continues to focus on integrating and improving business processes and consolidating its IT infrastructure across all of its companies. We expect these efforts to continue to drive operational efficiency and to put us in position to effectively support plans for future growth.

2017 Form 10-K	28	Wisconsin Public Service Corporation

Financial Discipline

A strong adherence to financial discipline is essential to earning our authorized ROE and maintaining a strong balance sheet, stable cash flows, and quality credit ratings.

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, and equipment, that are no longer performing as intended, or have an unacceptable risk profile.

Exceptional Customer Care

Our approach is driven by an intense focus on delivering exceptional customer care every day. We strive to provide the best value for our customers by embracing constructive change, demonstrating personal responsibility for results, leveraging our capabilities and expertise, and using creative solutions to meet or exceed our customers’ expectations.

One example of how we obtain feedback from our customers is through our "We Care" calls, where our employees contact customers after a completed service call. Customer satisfaction is a priority, and making "We Care" calls is one of the main methods we use to gauge our performance to improve customer satisfaction.

Safety

We have a long-standing commitment to both workplace and public safety, and under our "Target Zero" mission, we have an ultimate goal of zero incidents, accidents, and injuries. We also set goals around injury-prevention activities that raise awareness and facilitate conversations about employee safety. WEC Energy Group's corporate safety program provides a forum for addressing employee concerns, training employees and contractors on current safety standards, and recognizing those who demonstrate a safety focus.

RESULTS OF OPERATIONS

Consolidated Earnings

Our consolidated earnings for the years ended December 31, 2017, 2016, and 2015 were $154.9 million, $155.7 million, and $122.5 million, respectively. See below for information on the year-over-year changes in consolidated earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the years ended December 31, 2017, 2016, and 2015 was $298.5 million, $264.4 million, and $228.0 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

2017 Form 10-K	29	Wisconsin Public Service Corporation

Utility Segment Contribution to Operating Income

	Year Ended December 31
(in millions)	2017	2016	2015
Electric revenues	$1,201.9	$1,187.7	$1,187.8
Fuel and purchased power costs	413.1	388.5	429.3
Total electric margins	788.8	799.2	758.5

Natural gas revenues	283.5	260.5	295.5
Cost of natural gas sold	160.8	139.1	170.5
Total natural gas margins	122.7	121.4	125.0

Total electric and natural gas margins	911.5	920.6	883.5

Other operation and maintenance	434.3	492.5	493.9
Depreciation and amortization	139.3	124.0	120.7
Property and revenue taxes	39.4	39.7	40.9
Operating income	$298.5	$264.4	$228.0

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2017	2016	2015
Operation and maintenance not included in line items below	$253.2	$309.0	$321.6
Transmission (1)	148.7	149.4	136.1
Regulatory amortizations and other pass through expenses (2)	32.4	34.1	36.2
Total other operation and maintenance	$434.3	$492.5	$493.9

(1)
The PSCW has approved escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During 2017, 2016, and 2015, $140.9 million, $150.7 million, and $136.7 million, respectively, of costs were billed to us by transmission providers.

(2)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on delivered volumes by customer class and weather statistics:

	Year Ended December 31
	MWh (in thousands)
Electric Sales Volumes	2017	2016	2015
Customer class
Residential	2,761.4	2,862.3	2,780.2
Small commercial and industrial	3,984.0	4,052.0	3,984.0
Large commercial and industrial	4,003.1	4,201.1	4,080.7
Other	27.7	28.7	28.8
Total retail	10,776.2	11,144.1	10,873.7
Wholesale	2,764.9	2,570.4	2,618.7
Resale	855.8	479.5	925.5
Total sales in MWh	14,396.9	14,194.0	14,417.9

2017 Form 10-K	30	Wisconsin Public Service Corporation

	Year Ended December 31
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	2015
Customer class
Residential	245.6	236.6	240.6
Commercial and industrial	166.5	158.6	158.0
Total retail	412.1	395.2	398.6
Transport	425.8	417.6	364.8
Total sales in therms	837.9	812.8	763.4

	Year Ended December 31
	Degree Days
Weather *	2017	2016	2015
Heating (7,377 normal)	6,942	6,715	7,001
Cooling (499 normal)	450	572	494

*	Normal heating and cooling degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

2017 Compared with 2016

Electric Utility Margins

Electric utility margins decreased $10.4 million during 2017, compared with 2016. The significant factors impacting the lower margins were:

•
A $15.6 million decrease related to lower retail sales volumes during 2017, primarily driven by the transfer of customers and their related sales to UMERC, the impact of cooler summer weather, and an additional day of sales during 2016 due to leap year. As measured by cooling degree days, 2017 was 21.3% cooler than 2016.

•
A $4.3 million year-over-year negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our electric margins are impacted by under- or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

Partially offsetting these decreases was a $10.4 million increase in wholesale margins during 2017, driven by UMERC purchasing a portion of its energy from us.

Natural Gas Utility Margins

Natural gas utility margins increased $1.3 million during 2017, compared with 2016. The most significant factor impacting the increase was higher retail sales volumes, primarily driven by colder winter weather in 2017.

Operating Income

Operating income at the utility segment increased $34.1 million during 2017, compared with 2016. The increase was driven by $43.2 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes), partially offset by the $9.1 million net decrease in margins discussed above.

The utility segment experienced lower overall operating expenses related to synergy savings resulting from the acquisition of our parent company, Integrys, by WEC Energy Group. The significant factors impacting the $43.2 million decrease in operating expenses, which were due in part to synergy savings, were:

•
A $20.0 million decrease in expenses related to an information technology project completed in 2016 to improve the billing, call center, and credit collection functions of the Integrys subsidiaries, including us. Lower expenses were due in part to a decrease in

2017 Form 10-K	31	Wisconsin Public Service Corporation

asset usage charges from WBS, driven by the transfer of this project from WBS to us in 2017. The portion of these lower expenses related to the transfer was offset through higher depreciation and amortization, discussed below.

•	A $13.5 million decrease in operation and maintenance expenses related to our plants.

•	A $9.3 million decrease in benefit costs.

•	An $8.8 million decrease in electric and natural gas distribution expenses, driven by lower metering costs, the transfer of customers and their related sales to UMERC, and other cost savings.

These decreases in operating expenses were partially offset by a $15.3 million increase in depreciation and amortization expense, driven by the ReACTTM multi-pollutant control system at Weston Unit 3 going into service during the fourth quarter of 2016 and WBS's transfer of the information technology project to us during 2017.

2016 Compared with 2015

Electric Utility Margins

Electric utility margins increased $40.7 million during 2016, compared with 2015. The significant factors impacting the higher margins were:

•	A $26.4 million increase as a result of our PSCW rate order, effective January 1, 2016. See Note 20, Regulatory Environment, for more information.

•	A $14.5 million increase related to higher retail sales volumes, primarily driven by warmer summer weather in 2016 and higher weather-normalized use per customer.

Natural Gas Utility Margins

Natural gas utility margins decreased $3.6 million during 2016, compared with 2015. The lower margins were driven by a $5.1 million decrease as a result of our PSCW rate order, effective January 1, 2016. See Note 20, Regulatory Environment, for more information.

Operating Income

Operating income at the utility segment increased $36.4 million during 2016, compared with 2015. The increase was driven by the $37.1 million net increase in margins discussed above, partially offset by $0.7 million of higher operating expenses.

The significant factors impacting the $0.7 million increase in operating expenses were:

•	A $32.8 million increase in expenses related to various regulatory matters.

•	A $13.3 million increase in electric transmission expenses.

These increases in operating expenses were partially offset by:

•	An $18.4 million decrease in maintenance expense, primarily driven by a planned major outage at Weston 4 in 2015 and lower general repairs and maintenance costs at our generation plants.

•	An $11.8 million decrease in electric and natural gas distribution costs.

•	A $5.6 million decrease in benefit costs, driven by lower incentive and stock-based compensation expense.

•	A $4.4 million decrease in severance expense related to the WEC Merger. See Note 3, Related Parties, for more information on the WEC Merger.

•	A $3.8 million decrease in customer assistance expense, driven by lower expenses related to energy efficiency programs.

2017 Form 10-K	32	Wisconsin Public Service Corporation

Other Segment Contribution to Operating Income

	Year Ended December 31
(in millions)	2017	2016	2015
Operating (loss) income	$(1.6)	$(0.9)	$0.1

2016 Compared with 2015

Operating income for the other segment decreased by $1.0 million when compared to 2015. This loss was driven primarily by an increase in expenses in 2016 related to a focus on projects that were beneficial to customers and the communities within our service territory.

Consolidated Other Income, Net

	Year Ended December 31
(in millions)	2017	2016	2015
AFUDC – Equity	$4.1	$19.5	$15.1
Earnings from equity method investments	1.1	9.5	8.5
Other, net	6.7	1.8	2.0
Other income, net	$11.9	$30.8	$25.6

2017 Compared with 2016

Other income, net decreased by $18.9 million during 2017, compared with 2016. The decrease was primarily due to lower AFUDC driven by the ReACTTM emission control technology project at Weston Unit 3 going into service during the fourth quarter of 2016. Also contributing to the decrease in other income, net were lower earnings from our equity method investments due to the transfer of our ownership interest in WPSI to another subsidiary of Integrys effective January 1, 2017. See Note 3, Related Parties, for more information.

2016 Compared with 2015

Other income, net increased by $5.2 million during 2016, compared with 2015. This increase was primarily due to higher AFUDC as a result of the construction of the ReACTTM emission control technology at Weston Unit 3.

Consolidated Interest Expense

	Year Ended December 31
(in millions)	2017	2016	2015
Interest expense	$54.2	$48.1	$53.5

2017 Compared with 2016

Interest expense increased by $6.1 million during 2017, compared with 2016, primarily due to a decrease in AFUDC – Debt driven by the ReACTTM emission control technology at Weston Unit 3 going into service during the fourth quarter of 2016.

2016 Compared with 2015

Interest expense decreased by $5.4 million when compared to 2015, primarily due to a lower average interest rate on outstanding long-term debt, and an increase in AFUDC – Debt. AFUDC – Debt was higher largely due to the construction of the ReACTTM emission control technology at Weston Unit 3.

2017 Form 10-K	33	Wisconsin Public Service Corporation

Consolidated Income Tax Expense

	Year Ended December 31
	2017	2016	2015
Effective tax rate	39.2%	36.8%	37.5%

2017 Compared with 2016

Our effective tax rate was 39.2% in 2017 compared to 36.8% in 2016.  This increase in our effective tax rate was primarily due to a decrease in tax benefits associated with AFUDC-Equity. Preliminarily, we expect our 2018 annual effective tax rate to be between 23% and 24%. See Note 13, Income Taxes, for more information.

2016 Compared with 2015

Our effective tax rate was 36.8% in 2016 compared to 37.5% in 2015.  This decrease in our effective tax rate was primarily related to the tax benefits associated with AFUDC-Equity.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows for the years ended December 31:

(in millions)	2017	2016	2015	Change in 2017 Over 2016	Change in 2016 Over 2015
Cash provided by (used in):
Operating activities	$476.6	$389.0	$304.7	$87.6	$84.3
Investing activities	(342.4)	(340.8)	(373.3)	(1.6)	32.5
Financing activities	(129.4)	(51.2)	69.3	(78.2)	(120.5)

Operating Activities

2017 Compared with 2016

Net cash provided by operating activities increased $87.6 million during 2017, compared with 2016, driven by:

•	A $157.8 million increase in cash related to cash received for net assets transferred out of our pension plan in 2017. See Note 3, Related Parties, for more information.

•
A $52.2 million increase in cash related to higher overall collections from customers, primarily due to higher commodity prices. The average per-unit cost of natural gas sold increased 9.7% during 2017, compared with 2016.

•
A $47.8 million increase in cash from lower payments for operating and maintenance costs. During 2017, our payments related to transmission, electric and natural gas distribution costs, and operation and maintenance of our plants decreased.

These increases in net cash provided by operating activities were partially offset by:

•	A $65.3 million increase in contributions and payments to our pension and OPEB plans during 2017, compared with 2016.

•	A $62.7 million decrease in cash resulting from higher payments for natural gas and fuel and purchased power, primarily due to higher commodity prices during 2017, compared with 2016.

•
A $58.0 million net decrease in cash related to $18.1 million of cash paid for income taxes during 2017, compared with $39.9 million of cash received during 2016. This decrease in cash was primarily the result of increased bonus depreciation deductions related to large capital projects in 2016.

2017 Form 10-K	34	Wisconsin Public Service Corporation

2016 Compared with 2015

Net cash provided by operating activities increased $84.3 million during 2016, compared with 2015, driven by:

•
A $118.8 million increase in cash used resulting from lower payments for natural gas and fuel and purchased power, due to lower commodity prices and warmer weather during the 2016 heating season. The average per-unit cost of natural gas sold decreased 18.0% in 2016.

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

Investing Activities

2017 Compared with 2016

Net cash used in investing activities increased $1.6 million during 2017, compared with 2016, driven by a $24.7 million increase in cash paid for capital expenditures, which is discussed in more detail below. This increase was partially offset by a $24.0 million decrease in cash paid for assets received from WBS during 2017, compared with 2016.

2016 Compared with 2015

Net cash used in investing activities decreased $32.5 million during 2016, compared with 2015, driven by a $59.9 million decrease in cash paid for capital expenditures, which is discussed in more detail below. This decrease was partially offset by payments of $34.1 million for assets received from WBS.

Capital Expenditures

Capital expenditures for the years ended December 31 were as follows:

(in millions)	2017	2016	2015	Change in 2017 Over 2016	Change in 2016 Over 2015
Capital expenditures	$335.8	$311.1	$371.0	$24.7	$(59.9)

2017 Compared with 2016

The increase in cash paid for capital expenditures during 2017, was driven by higher expenditures for the SMRP. This increase was partially offset by lower expenditures for the ReACTTM emission control technology project at Weston Unit 3, which was completed in 2016, and lower expenditures for upgrades to combustion turbine units at the Fox Energy Center, which were completed in June 2017.

See Capital Resources and Requirements – Capital Requirements – Capital Expenditures and Significant Capital Projects below for more information.

2017 Form 10-K	35	Wisconsin Public Service Corporation

2016 Compared with 2015

The decrease in cash paid for capital expenditures during 2016, was driven by lower expenditures for the ReACTTM emission control technology project at Weston Unit 3, partially offset by higher expenditures for a combustion turbine project at the Fox Energy Center.

Financing Activities

2017 Compared with 2016

Net cash used in financing activities increased $78.2 million during 2017, compared with 2016, driven by:

•	The repayment of $125.0 million of long-term debt during 2017.

•
A $76.5 million increase in dividends paid to our parent during 2017. We paid a special dividend to our parent to balance our capital structure during the first quarter of 2017, driven by cash received for assets transferred out of our pension plan in January 2017.

•	A $30.0 million decrease in equity contributions received from our parent during 2017, compared with 2016, related to balancing our capital structure.

These increases in net cash used for financing activities were partially offset by:

•	A $122.3 million net increase in cash due to $116.3 million of net borrowings of commercial paper during 2017, compared with $6.0 million of net repayments of commercial paper in 2016.

•	A $28.6 million repayment of a loan during 2016.

2016 Compared with 2015

Net cash related to financing activities decreased $120.5 million during 2016, compared with 2015, driven by:

•	A $130.0 million decrease in equity contributions from our parent during 2016.

•
A $124.9 million net decrease in cash due to the issuance of $250.0 million of long-term debt during 2015, partially offset by the repayment of $125.1 million of long-term debt during 2015. Other than a $2.9 million repayment of our subsidiary's note payable to our parent, we did not issue or repay any long-term debt in 2016.

•	A $43.7 million net decrease in cash due to $6.0 million of net repayments of commercial paper in 2016, compared with $37.7 million of net borrowings of commercial paper during 2015.

•	A $28.6 million repayment of a loan during 2016.

These decreases in net cash related to financing activities were partially offset by:

•	A $150.0 million increase in cash due to a return of capital to Integrys during 2015.

•	A $52.7 million increase in cash due to the redemption of all of our preferred stock during 2015.

Significant Financing Activities

For more information on our financing activities, see Note 11, Short-Term Debt and Lines of Credit, and Note 12, Long-Term Debt.

2017 Form 10-K	36	Wisconsin Public Service Corporation

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

We maintain a bank back-up credit facility, which provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. See Note 11, Short-Term Debt and Lines of Credit, for more information on our credit facility.

At December 31, 2017, we were in compliance with all covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 12, Long-Term Debt, for more information on our long-term debt.

Working Capital

As of December 31, 2017, our current liabilities exceeded our current assets by $379.9 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

Credit Rating Risk

We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We have certain agreements in the form of commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

In addition, access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In July 2017, Moody's downgraded our senior unsecured rating to A2 from A1 and affirmed our P-1 commercial paper rating. We do not believe the change in rating will have a material impact on our ability to access capital markets.

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

If we are unable to successfully take actions to manage any adverse impacts of the Tax Legislation, or if additional interpretations, regulations, amendments or technical corrections exacerbate the adverse impacts of the legislation, the Tax Legislation could result in credit rating agencies placing our credit ratings on negative outlook or downgrading our credit ratings. Any such actions by credit rating agencies may make it more difficult and costly for us to issue future debt securities and certain other types of financing and could increase borrowing costs under our credit facility.

2017 Form 10-K	37	Wisconsin Public Service Corporation

Capital Requirements

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2017:

	Payments Due By Period (1)
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (2)	$2,191.4	$296.2	$84.7	$84.7	$1,725.8
Operating lease obligations (3)	13.3	0.1	0.9	1.0	11.3
Energy and transportation purchase obligations (4)	1,034.6	224.1	207.8	156.3	446.4
Purchase orders (5)	344.2	324.1	16.1	4.0	—
Pension and OPEB funding obligations (6)	4.2	0.9	3.3	—	—
Total contractual obligations	$3,587.7	$845.4	$312.8	$246.0	$2,183.5

(1)	The amounts included in the table are calculated using current market prices, forward curves, and other estimates.

(2)	Principal and interest payments on long-term debt.

(3)	Operating lease obligations for power purchase commitments and rail car leases.

(4)	Energy and transportation purchase obligations under various contracts for the procurement of fuel, power, gas supply, and associated transportation related to utility operations.

(5)	Purchase obligations related to normal business operations, information technology, and other services.

(6)	Obligations for pension and OPEB plans cannot reasonably be estimated beyond 2020.

The table above does not reflect estimated future payments related to the manufactured gas plant remediation liability of $99.6 million at December 31, 2017, as the amount and timing of payments are uncertain. We expect to incur costs annually to remediate these sites. See Note 18, Commitments and Contingencies, for more information about environmental liabilities.

AROs in the amount of $34.1 million are not included in the above table. Settlement of these liabilities cannot be determined with certainty, but we believe the majority of these liabilities will be settled in more than five years.

Obligations for utility operations have historically been included as part of the rate-making process and therefore are generally recoverable from customers.

Capital Expenditures and Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, impacts from the Tax Legislation, and regulations, acquisition and development opportunities, market volatility, and economic trends. Our estimated capital expenditures for the next three years are as follows:

(in millions)
2018	$463.0
2019	391.5
2020	838.1
Total	$1,692.6

We are continuing work on the SMRP. This project includes modernizing parts of our electric distribution system, including burying or upgrading lines. The project focuses on constructing facilities to improve the reliability of electric service that we provide to our customers. We expect to invest approximately $250 million between 2018 and 2022 on this project. We also continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include the advanced metering infrastructure

2017 Form 10-K	38	Wisconsin Public Service Corporation

(AMI) program. AMI is an integrated system of smart meters, communication networks and data management systems that enable two-way communication between utilities and customers.

Additionally, as part of our commitment to invest in zero-carbon generation, we plan to invest in utility scale solar of up to 200 MW. Solar generation technology has greatly improved, has become more cost-effective, and it complements our summer demand curve.

Common Stock Matters

For information related to our common stock matters, see Note 9, Common Equity.

Investments in Outside Trusts

We use outside trusts to fund our pension and certain OPEB obligations. These trusts had investments of approximately $962.9 million as of December 31, 2017. These trusts hold investments that are subject to the volatility of the stock market and interest rates. We contributed $66.7 million, $1.4 million, and $2.4 million to our pension and OPEB plans in 2017, 2016, and 2015, respectively. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates. For additional information, see Note 16, Employee Benefits.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. See Note 1(p), Guarantees, for more information.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our businesses and the environments in which those businesses operate. These risks, described in further detail below, include but are not limited to:

Regulatory Recovery

We account for our regulated operations in accordance with accounting guidance under the Regulated Operations Topic of the FASB ASC. Our rates are determined by various regulatory commissions. Our primary regulator is the PSCW.

Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of the costs is probable. We record regulatory assets pursuant to specific orders or by a generic order issued by our regulators. Recovery of the deferred costs in future rates is subject to the review and approval of our regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of the deferred costs, including those referenced below, is not approved by our regulators, the costs would be charged to income in the current period. In general, our regulatory assets are recovered over a period of between one to six years. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities. As of December 31, 2017, our regulatory assets were $382.8 million, and our regulatory liabilities were $697.2 million.

Due to the Tax Legislation signed into law in December 2017, we remeasured our deferred taxes and recorded an estimated tax benefit of $444.7 million. This tax benefit will be returned to ratepayers through future refunds, bill credits, or reductions to other regulatory assets. See Note 13, Income Taxes, and Note 20, Regulatory Environment, for more information.

2017 Form 10-K	39	Wisconsin Public Service Corporation

We expect to request or have requested recovery of the costs related to the following projects discussed in our recent rate proceedings and orders:

•
In June 2016, the PSCW approved the deferral of costs related to our ReACT™ project above the originally authorized $275.0 million level through 2017. The total cost of the ReACT™ project, excluding $51 million of AFUDC, is currently estimated to be $342 million. In September 2017, the PSCW approved an extension of this deferral through 2019 as part of a settlement agreement. See Note 20, Regulatory Environment, for more information. We will be required to obtain a separate approval for collection of these deferred costs in a future rate case.

•
Prior to its acquisition by WEC Energy Group, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries, including us. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of December 31, 2017, we had not received any significant disallowances of the costs incurred for this project. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project.

See Note 20, Regulatory Environment, for more information regarding recent and pending rate proceedings and orders.

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

Weather

Our utility rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. The fixed charge included in our natural gas rates helps to mitigate the impacts of weather. A summary of actual weather information in our service territory during 2017, 2016, and 2015, as measured by degree days, may be found in Results of Operations.

Interest Rates

We are exposed to interest rate risk resulting from our short-term borrowings and projected near-term debt financing needs. We manage exposure to interest rate risk by limiting the amount of our variable rate obligations and continually monitoring the effects of market changes on interest rates. When it is advantageous to do so, we enter into long-term fixed rate debt.

Based on our variable rate debt outstanding at December 31, 2017, and December 31, 2016, a hypothetical increase in market interest rates of one percentage point would have increased annual interest expense by $2.9 million and $1.8 million in 2017 and 2016, respectively. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

2017 Form 10-K	40	Wisconsin Public Service Corporation

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

The fair value of our trust fund assets and expected long-term returns were approximately:

(in millions)	As of December 31, 2017	Expected Return on Assets in 2018
Pension trust funds	$712.4	7.25%
OPEB trust funds	$250.5	7.25%

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

WEC Energy Group consults with its investment advisors on an annual basis to help it forecast expected long-term returns on plan assets by reviewing actual historical returns and calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the funds.

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

Electric utility revenues in Wisconsin are regulated by the PSCW. The PSCW continues to maintain the position that the question of whether to implement electric retail competition in Wisconsin should ultimately be decided by the Wisconsin legislature. No such legislation has been introduced in Wisconsin to date, and it is uncertain when, if at all, retail choice might be implemented in Wisconsin.

2017 Form 10-K	41	Wisconsin Public Service Corporation

Natural Gas Utility Industry

The PSCW previously instituted generic proceedings to consider how its regulation of natural gas distribution utilities should change to reflect a competitive environment in the natural gas industry. To date, the PSCW has made a policy decision to provide customer classes with competitive market choices the option to choose an alternative retail natural gas supplier. The PSCW has also adopted standards for transactions between a utility and its natural gas marketing affiliates. All of our Wisconsin customer classes have competitive market choices and, therefore, can purchase natural gas directly from either an alternative retail natural gas supplier or their local natural gas utility.

We offer natural gas transportation services to our customers that elect to purchase natural gas from an alternative retail natural gas supplier. Since these transportation customers continue to use our distribution systems to transport natural gas to their facilities, we earn distribution revenues from them. As such, there is little impact on our net income from customers purchasing natural gas from an alternative retail natural gas supplier as natural gas costs are passed through to customers in rates on a one-for-one basis. Currently, we are unable to predict the impact of potential future industry restructuring on our results of operations or financial position.

Environmental Matters

See Note 18, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Legislation was signed into law. See Note 13, Income Taxes, and Note 20, Regulatory Environment,
for more information regarding its impact on us.

Bonus Depreciation Provisions

Bonus depreciation is an additional amount of first-year tax deductible depreciation that is awarded above what would normally be available. Based on the Protecting Americans from Tax Hikes Act of 2015, a 50% bonus depreciation deduction was available for assets placed in service during 2017. The increase in our federal tax depreciation from this deduction significantly reduced our 2017 federal income tax payment.

On December 22, 2017, the Tax Legislation was signed into law. This legislation modified the bonus depreciation deduction available for public utility property subject to rate-making by a government entity or public utility commission. See Note 13, Income Taxes, for more information.

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

Goodwill Impairment

We completed our annual goodwill impairment test for our utility reporting unit as of July 1, 2017, and no impairment was recorded as a result of this test. At July 1, 2017, our utility reporting unit had $36.4 million of goodwill. The fair value calculated in step one of

2017 Form 10-K	42	Wisconsin Public Service Corporation

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

The fair value of our reporting unit exceeded its carrying value by over 50%. Based on this result, our reporting unit is not at risk of failing step one of the goodwill impairment test.

Long-Lived Assets

We periodically assess the recoverability of certain long-lived assets when factors indicate the carrying value of such assets may be impaired or such assets are planned to be sold. These assessments require significant assumptions and judgments by management. The long-lived assets assessed for impairment generally include certain assets within regulated operations that may not be fully recovered from our customers as a result of regulatory decisions that will be made in the future.

We have evaluated future plans for our older fossil fuel generating units and have announced our plans for the retirement of certain older and less-efficient generating units. When it becomes probable that a generating unit will be retired before the end of its useful life, we assess whether the generating unit meets the criteria for abandonment accounting. Generating units that are considered probable of abandonment are expected to cease operations in the near term, significantly before the end of their original estimated useful lives. As a result, the remaining net book value of these assets can be significant. If a generating unit meets applicable criteria to be considered probable of abandonment, we assess the likelihood of recovery of the remaining carrying value of that generating unit at the end of each reporting period. If it becomes probable that regulators will not allow full recovery as well as a return on the remaining net book value of the abandoned generating unit, an impairment charge may be required. An impairment charge would be recorded if the remaining carrying value of the abandoned generating unit is greater than the present value of the amount expected to be recovered from ratepayers.

We concluded that the Pulliam power plant and the jointly-owned Edgewater 4 generating unit met the criteria to be considered probable of abandonment as of December 31, 2017. We plan to ask for full cost recovery of and a full return on the remaining book value of the generating units and have concluded that no impairment was required related to these assets as of December 31, 2017.

See Note 5, Property, Plant, and Equipment, for more information on the units to be retired.

Pension and Other Postretirement Employee Benefits

The costs of providing non-contributory defined pension benefits and OPEB, described in Note 16, Employee Benefits, are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

2017 Form 10-K	43	Wisconsin Public Service Corporation

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

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2017 Pension Cost
Discount rate	(0.5)	$52.9	$2.8
Discount rate	0.5	(45.5)	0.4
Rate of return on plan assets	(0.5)	N/A	3.2
Rate of return on plan assets	0.5	N/A	(3.2)

The following table shows how a given change in certain actuarial assumptions would impact the accumulated OPEB obligation and the reported net periodic OPEB cost. Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2017 Postretirement Benefit Cost
Discount rate	(0.5)	$18.2	$0.4
Discount rate	0.5	(15.7)	(0.3)
Health care cost trend rate	(0.5)	(11.2)	(1.1)
Health care cost trend rate	0.5	13.5	1.3
Rate of return on plan assets	(0.5)	N/A	1.1
Rate of return on plan assets	0.5	N/A	(1.1)

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

We establish our expected return on asset assumption based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios. The assumed long-term rate of return on pension plan assets was 7.25% in 2017 and in 2016, and 7.75% in 2015. The actual rate of return on pension plan assets, net of fees, was 16.31%, 8.79%, and (3.3)%, in 2017, 2016, and 2015, respectively.

In selecting assumed health care cost trend rates, past performance and forecasts of health care costs are considered. For more information on health care cost trend rates and a table showing future payments that we expect to make for our pension and OPEB, see Note 16, Employee Benefits.

Regulatory Accounting

Our utility operations follow the guidance under the Regulated Operations Topic of the FASB ASC. Our financial statements reflect the effects of the ratemaking principles followed by the PSCW. Certain items that would otherwise be immediately recognized as revenues and expenses are deferred as regulatory assets and regulatory liabilities for future recovery or refund to customers, as authorized by the PSCW.

2017 Form 10-K	44	Wisconsin Public Service Corporation

Future recovery of regulatory assets is not assured and is generally subject to review by the PSCW in rate proceedings for matters such as prudence and reasonableness. Once approved, the regulatory assets and liabilities are amortized into earnings over the rate recovery period. If recovery or refund of costs is not approved or is no longer considered probable, these regulatory assets or liabilities are recognized in current period earnings. Management regularly assesses whether these regulatory assets and liabilities are probable of future recovery or refund by considering factors such as changes in the regulatory environment, earnings from our electric and natural gas utility operations, and the status of any pending or potential deregulation legislation.

The application of the Regulated Operations Topic of the FASB ASC would be discontinued if all or a separable portion of our utility operations no longer met the criteria for application. Our regulatory assets and liabilities would be written off to income as an unusual or infrequently occurring item in the period in which discontinuation occurred. As of December 31, 2017, we had $382.8 million in regulatory assets and $697.2 million in regulatory liabilities. See Note 4, Regulatory Assets and Liabilities, for more information.

Unbilled Revenues

We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses, and applicable customer rates. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Total utility operating revenues during 2017 of approximately $1.5 billion included accrued utility revenues of $70.5 million as of December 31, 2017.

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

Significant management judgment is required in determining our provision for income taxes, deferred income tax assets and liabilities, the liability for unrecognized tax benefits, and any valuation allowance recorded against deferred income tax assets. The assumptions involved are supported by historical data, reasonable projections, and interpretations of applicable tax laws and regulations across multiple taxing jurisdictions. Significant changes in these assumptions could have a material impact on our financial condition and results of operations. See Note 1(m), Income Taxes, and Note 13, Income Taxes, for a discussion of accounting for income taxes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks, as well as Note 1(n), Fair Value Measurements, Note 1(o), Derivative Instruments, and Note 1(p), Guarantees, for information concerning potential market risks to which we are exposed.

2017 Form 10-K	45	Wisconsin Public Service Corporation

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Wisconsin Public Service Corporation

Opinion on Financial Statements

We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Public Service Corporation and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 28, 2018

We have served as the Company's auditor since 2002.

2017 Form 10-K	46	Wisconsin Public Service Corporation

B. CONSOLIDATED INCOME STATEMENTS

Year Ended December 31
(in millions)	2017	2016	2015
Operating revenues	$1,485.4	$1,448.2	$1,483.3

Operating expenses
Cost of sales	573.9	527.6	599.8
Other operation and maintenance	435.8	493.2	493.4
Depreciation and amortization	139.3	124.1	121.0
Property and revenue taxes	39.5	39.8	41.0
Total operating expenses	1,188.5	1,184.7	1,255.2

Operating income	296.9	263.5	228.1

Other income, net	11.9	30.8	25.6
Interest expense	54.2	48.1	53.5
Other expense	(42.3)	(17.3)	(27.9)

Income before income taxes	254.6	246.2	200.2
Income tax expense	99.7	90.5	75.0
Net income	154.9	155.7	125.2

Preferred stock dividend requirements	—	—	2.7
Net income attributed to common shareholder	$154.9	$155.7	$122.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2017 Form 10-K	47	Wisconsin Public Service Corporation

C. CONSOLIDATED BALANCE SHEETS

At December 31
(in millions, except share and per share amounts)	2017	2016
Assets
Current assets
Cash and cash equivalents	$7.9	$3.1
Accounts receivable and unbilled revenues, net of reserves of $4.0 and $3.0, respectively	205.0	194.7
Receivables from related parties	4.4	3.0
Materials, supplies, and inventories	107.0	125.3
Prepaid taxes	52.7	57.3
Other	13.0	24.5
Current assets	390.0	407.9

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $1,633.3 and $1,595.1, respectively	3,823.0	3,662.0
Regulatory assets	382.8	465.8
Goodwill	36.4	36.4
Pension and OPEB assets	62.0	114.8
Other	54.5	121.3
Long-term assets	4,358.7	4,400.3
Total assets	$4,748.7	$4,808.2

Liabilities and Shareholder's Equity
Current liabilities
Short-term debt	$293.1	$176.8
Current portion of long-term debt	250.0	125.0
Accounts payable	130.4	165.4
Payables to related parties	30.0	21.6
Other	66.4	64.2
Current liabilities	769.9	553.0

Long-term liabilities
Long-term debt	916.2	1,165.3
Deferred income taxes	512.7	929.5
Deferred investment tax credits	6.7	7.0
Regulatory liabilities	689.3	291.3
Environmental remediation liabilities	99.6	97.2
Pension and OPEB obligations	24.0	25.4
Payables to related parties	3.5	4.1
Other	109.5	107.2
Long-term liabilities	2,361.5	2,627.0

Commitments and contingencies (Note 18)

Shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	996.1	966.9
Retained earnings	525.6	565.7
Shareholder's equity	1,617.3	1,628.2
Total liabilities and shareholder's equity	$4,748.7	$4,808.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2017 Form 10-K	48	Wisconsin Public Service Corporation

D. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2017	2016	2015
Operating activities
Net income	$154.9	$155.7	$125.2
Reconciliation to cash provided by operating activities
Depreciation and amortization	139.3	124.1	121.0
Contributions and payments related to pension and OPEB plans	(66.7)	(1.4)	(2.4)
Deferred income taxes and investment tax credits, net	77.7	143.0	43.6
Cash received for pension plan assets transferred	157.8	—	—
Change in –
Collateral on deposit	10.2	(0.2)	(17.4)
Accounts receivable and unbilled revenues	(15.8)	(33.1)	38.6
Materials, supplies, and inventories	18.9	20.3	(16.1)
Prepaid taxes	4.6	(9.2)	17.6
Other current assets	0.4	0.9	1.5
Accounts payable	(6.3)	(24.4)	5.0
Other current liabilities	1.2	17.7	(3.3)
Other, net	0.4	(4.4)	(8.6)
Net cash provided by operating activities	476.6	389.0	304.7

Investing activities
Capital expenditures	(335.8)	(311.1)	(371.0)
Payments for assets received from WBS	(10.1)	(34.1)	—
Other, net	3.5	4.4	(2.3)
Net cash used in investing activities	(342.4)	(340.8)	(373.3)

Financing activities
Change in short-term debt	116.3	(6.0)	37.7
Repayment of loan	—	(28.6)	—
Repayment of long-term debt	(125.0)	—	(125.1)
Repayment of subsidiary note to parent	—	(2.9)	(2.5)
Issuance of long-term debt	—	—	250.0
Payments of dividend to parent	(195.0)	(118.5)	(115.1)
Equity contribution from parent	75.0	105.0	235.0
Return of capital to parent	—	—	(150.0)
Preferred stock dividend requirements	—	—	(2.7)
Redemption of preferred stock	—	—	(52.7)
Other, net	(0.7)	(0.2)	(5.3)
Net cash (used in) provided by financing activities	(129.4)	(51.2)	69.3

Net change in cash and cash equivalents	4.8	(3.0)	0.7
Cash and cash equivalents at beginning of year	3.1	6.1	5.4
Cash and cash equivalents at end of year	$7.9	$3.1	$6.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2017 Form 10-K	49	Wisconsin Public Service Corporation

E. CONSOLIDATED STATEMENTS OF EQUITY

(in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2014	$95.6	$782.0	$521.8	$1,399.4
Net income attributed to common shareholder	—	—	122.5	122.5
Equity contribution from parent	—	235.0	—	235.0
Return of capital to parent	—	(150.0)	—	(150.0)
Dividends to parent	—	—	(115.1)	(115.1)
Other	—	(5.2)	(0.7)	(5.9)
Balance at December 31, 2015	$95.6	$861.8	$528.5	$1,485.9
Net income attributed to common shareholder	—	—	155.7	155.7
Equity contribution from parent	—	105.0	—	105.0
Dividends to parent	—	—	(118.5)	(118.5)
Other	—	0.1	—	0.1
Balance at December 31, 2016	$95.6	$966.9	$565.7	$1,628.2
Net income attributed to common shareholder	—	—	154.9	154.9
Equity contribution from parent	—	75.0	—	75.0
Transfer of WPSI's ownership interest in ATC and related taxes	—	(25.3)	—	(25.3)
Transfer of net assets to UMERC	—	(20.6)	—	(20.6)
Dividends to parent	—	—	(195.0)	(195.0)
Other	—	0.1	—	0.1
Balance at December 31, 2017	$95.6	$996.1	$525.6	$1,617.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2017 Form 10-K	50	Wisconsin Public Service Corporation

F. CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31
(in millions)			2017	2016
Common shareholder's equity (see accompanying statement)			$1,617.3	$1,628.2
Long-term debt	Interest Rate	Year Due
Senior Notes (unsecured)	5.65%	2017	—	125.0
	1.65%	2018	250.0	250.0
	6.08%	2028	50.0	50.0
	5.55%	2036	125.0	125.0
	3.671%	2042	300.0	300.0
	4.752%	2044	450.0	450.0
Total			1,175.0	1,300.0
Unamortized debt issuance costs			(8.3)	(9.1)
Unamortized discount, net			(0.5)	(0.6)
Total long-term debt, including current portion			1,166.2	1,290.3
Current portion of long-term debt			(250.0)	(125.0)
Total long-term debt			916.2	1,165.3
Total long-term capitalization			$2,533.5	$2,793.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2017 Form 10-K	51	Wisconsin Public Service Corporation

G. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Operations—On June 29, 2015, Wisconsin Energy Corporation acquired our parent company, Integrys, and changed its name to WEC Energy Group. See Note 3, Related Parties, for more information on the acquisition.

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

The financial statements include our accounts and the accounts of our former wholly owned subsidiary, WPS Leasing, which was dissolved in July 2016. These financial statements also reflect our proportionate interests in certain jointly owned utility facilities. See Note 6, Jointly Owned Utility Facilities, for more information. The cost method of accounting is used for investments when we do not have significant influence over the operating and financial policies of the investee. Investments in companies not controlled by us, but over which we have significant influence regarding the operating and financial policies of the investee, are accounted for using the equity method.

(b) Basis of Presentation— We prepare our financial statements in conformity with GAAP. We make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

(c) Cash and Cash Equivalents—Cash and cash equivalents include marketable debt securities with an original maturity of three months or less.

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

•
Our retail electric rates in Wisconsin are established by the PSCW and include base amounts for fuel and purchased power costs. The electric fuel rules set by the PSCW allow us to defer, for subsequent rate recovery or refund, under- or over-collections of actual fuel and purchased power costs that exceed a 2% price variance from the costs included in the rates charged to customers. We monitor the deferral of under-collected costs to ensure that it does not cause us to earn a greater ROE than authorized by the PSCW.

•
Our natural gas utility rates included a one-for-one recovery mechanism for natural gas commodity costs. We defer any difference between actual natural gas costs incurred and costs recovered through rates as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year.

2017 Form 10-K	52	Wisconsin Public Service Corporation

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

We provide regulated electric and natural gas service to customers in northeastern and central Wisconsin and provided this service to customers in the Upper Peninsula of Michigan through December 31, 2016. See Note 3, Related Parties, for information regarding the transfer of our customers located in the Upper Peninsula of Michigan to UMERC as of January 1, 2017. The geographic concentration of our customers did not contribute significantly to our overall exposure to credit risk. We periodically review customers' credit ratings, financial statements, and historical payment performance and require them to provide collateral or other security as needed. As a result, we did not have any significant concentrations of credit risk at December 31, 2017. In addition, there were no customers that accounted for more than 10% of our revenues for the year ended December 31, 2017.

(e) Materials, Supplies, and Inventories—Our inventory as of December 31 consisted of:

(in millions)	2017	2016
Fossil fuel	$43.8	$66.7
Materials and supplies	40.8	37.5
Natural gas in storage	22.4	21.1
Total	$107.0	$125.3

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

Recovery or refund of regulatory assets and liabilities is based on specific periods determined by the regulators or occurs over the normal operating period of the assets and liabilities to which they relate. If at any reporting date a previously recorded regulatory asset is no longer probable of recovery, the regulatory asset is reduced to the amount considered probable of recovery with the reduction charged to expense in the reporting period the determination is made. See Note 4, Regulatory Assets and Liabilities, for more information.

(g) Property, Plant, and Equipment—We record property, plant, and equipment at cost. Cost includes material, labor, overhead, and both debt and equity components of AFUDC. Additions to and significant replacements of property are charged to property, plant, and equipment at cost; minor items are charged to other operation and maintenance expense. The cost of depreciable utility property less salvage value is charged to accumulated depreciation when property is retired.

We record straight-line depreciation expense over the estimated useful life of utility property using depreciation rates approved by the applicable regulators. Depreciation as a percent of average depreciable utility plant was 2.55%, 2.58%, and 2.60% in 2017, 2016, and 2015, respectively.

We capitalize certain costs related to software developed or obtained for internal use and record these costs to amortization expense over the estimated useful life of the related software, which ranges from 3 to 11 years. If software is retired prior to being fully amortized, the difference is recorded as a loss on the income statement.

Third parties reimburse us for all or a portion of expenditures for certain capital projects. Such contributions in aid of construction costs are recorded as a reduction to property, plant, and equipment.
See Note 5, Property, Plant, and Equipment, for more information.

2017 Form 10-K	53	Wisconsin Public Service Corporation

(h) Allowance for Funds Used During Construction—AFUDC is included in utility plant accounts and represents the cost of borrowed funds (AFUDC – Debt) used during plant construction, and a return on shareholders' capital (AFUDC – Equity) used for construction purposes. AFUDC – Debt is recorded as a reduction of interest expense, and AFUDC – Equity is recorded in other income, net.

Approximately 50% of our retail jurisdictional CWIP expenditures are subject to the AFUDC calculation. Our average AFUDC retail rates were 7.72% for both 2017 and 2016 , and 7.92% for 2015. Our average AFUDC wholesale rates were 1.01%, 3.00%, and 5.10% for 2017, 2016, and 2015, respectively.

We recorded the following AFUDC for the years ended December 31:

(in millions)	2017	2016	2015
AFUDC – Debt	$1.6	$8.1	$6.1
AFUDC – Equity	4.1	19.5	15.1

(i) Emission Allowances—We account for emission allowances as inventory at average cost by vintage year. Charges to income result when allowances are used in operating our generation plants. These charges are included in the costs subject to the fuel window rules. Gains on sales of allowances are returned to ratepayers.

(j) Asset Retirement Obligations—We recognize, at fair value, legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation of the assets. An ARO liability is recorded, when incurred, for these obligations as long as the fair value can be reasonably estimated, even if the timing or method of settling the obligation is unknown. The associated retirement costs are capitalized as part of the related long-lived asset and are depreciated over the useful life of the asset. The ARO liabilities are accreted each period using the credit-adjusted risk-free interest rates associated with the expected settlement dates of the AROs. These rates are determined when the obligations are incurred. Subsequent changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease to the carrying amount of the liability and the associated retirement costs. We recognize regulatory assets or liabilities for the timing differences between when we recover an ARO in rates and when we recognize the associated retirement costs. See Note 7, Asset Retirement Obligations, for more information.

(k) Asset Impairment—Goodwill is subject to an annual impairment test. Our utility reporting unit contains goodwill and performs its annual goodwill impairment test in the third quarter of each year. Interim impairment tests are also performed when impairment indicators are present. The carrying amount of the reporting unit's goodwill is considered not recoverable if the carrying amount of the reporting unit exceeds the reporting unit's fair value. An impairment loss is recorded for the excess of the carrying amount of the goodwill over its implied fair value.

We periodically assess the recoverability of certain long-lived assets when factors indicate the carrying value of such assets may be impaired or such assets are planned to be sold. These assessments require significant assumptions and judgments by management. The long-lived assets assessed for impairment generally include certain assets within regulated operations that may not be fully recovered from our customers as a result of regulatory decisions that will be made in the future.

When it becomes probable that a generating unit will be retired before the end of its useful life, we assess whether the generating unit meets the criteria for abandonment accounting. Generating units that are considered probable of abandonment are expected to cease operations in the near term, significantly before the end of their original estimated useful lives. If a generating unit meets applicable criteria to be considered probable of abandonment, we assess the likelihood of recovery of the remaining carrying value of that generating unit at the end of each reporting period. If it becomes probable that regulators will not allow full recovery as well as a return on the remaining net book value of the abandoned generating unit, an impairment charge may be required. An impairment charge would be recorded if the remaining carrying value of the abandoned generating unit is greater than the present value of the amount expected to be recovered from ratepayers. See Note 5, Property, Plant, and Equipment, for more information.

(l) Stock-Based Compensation—Prior to the WEC Merger, our employees were granted awards under Integrys’s stock-based compensation plans. Pursuant to the Merger Agreement, immediately prior to completion of the merger, all outstanding stock-based compensation awards became fully vested and were either paid to award recipients in cash, or the value of the awards was deferred into a deferred compensation plan. The total intrinsic value of awards granted to our employees that were settled due to the WEC Merger in 2015 was $6.7 million.

In 2016, our employees began participating in the WEC Energy Group stock-based compensation plans. In accordance with the WEC Energy Group shareholder approved Omnibus Stock Incentive Plan, WEC Energy Group provides long-term incentives through its

2017 Form 10-K	54	Wisconsin Public Service Corporation

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

Stock-based compensation expense is allocated to us based on the outstanding awards held by our employees and our allocation of labor costs. Awards classified as equity awards are measured based on their grant-date fair value. Awards classified as liability awards are recorded at fair value each reporting period.

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

ASU 2016-09 also requires excess tax benefits to be classified as an operating activity on the statement of cash flows. We have elected to apply this provision on a prospective basis. As allowed under the ASU, we have also elected to account for forfeitures as they occur, rather than estimating potential future forfeitures and recording them over the vesting period.

As we were not required to record a cumulative-effect adjustment to retained earnings, and we did not record any excess tax benefits in 2017, adoption of ASU 2016-09 had no impact on our financial statements.

Stock Options

Our employees are granted WEC Energy Group non-qualified stock options that generally vest on a cliff-basis after a three-year period. The exercise price of a stock option under the plan cannot be less than 100% of the fair market value of WEC Energy Group common stock on the grant date. Historically, all stock options have been granted with an exercise price equal to the fair market value of WEC Energy Group common stock on the date of the grant. Options may not be exercised within 6 months of the grant date except in the event of a change in control. Options expire no later than 10 years from the date of grant.

WEC Energy Group stock options are classified as equity awards. The fair value of each stock option was calculated using a binomial option-pricing model. The following table shows the estimated weighted-average fair value per stock option granted to our employees along with the weighted-average assumptions used in the valuation models:

	2017	2016
Stock options granted	23,300	24,485

Estimated weighted-average fair value per stock option	$7.53	$5.63

Assumptions used to value the options:
Risk-free interest rate	0.7% – 2.5%	0.4% – 1.8%
Dividend yield	3.5%	4.0%
Expected volatility	19.0%	18.0%
Expected life (years)	6.9	7.5

The risk-free interest rate was based on the United States Treasury interest rate with a term consistent with the expected life of the stock options. The dividend yield was based on WEC Energy Group's dividend rate at the time of the grant and historical stock prices. Expected volatility and expected life assumptions were based on WEC Energy Group's historical experience.

Restricted Shares

WEC Energy Group restricted shares granted to our employees have a three-year vesting period with one-third of the award vesting on each anniversary of the grant date. The restricted shares are classified as equity awards.

2017 Form 10-K	55	Wisconsin Public Service Corporation

Performance Units

Officers and other key employees are granted performance units under the WEC Energy Group Performance Unit Plan. Under the plan, the ultimate number of units that will be awarded is dependent on WEC Energy Group's total shareholder return (stock price appreciation plus dividends) as compared to the total shareholder return of a peer group of companies over a three-year period, and beginning in 2017, other performance metrics as determined by the Compensation Committee. Participants may earn between 0% and 175% of the base performance unit award, as adjusted pursuant to the terms of the plan. Performance units granted on or after January 1, 2016 also accrue forfeitable dividend equivalents in the form of additional performance units.

All grants of performance units are settled in cash and are accounted for as liability awards accordingly. The fair value of the performance units reflects our estimate of the final expected value of the awards, which is based on WEC Energy Group's stock price and performance achievement under the terms of the award. Stock-based compensation costs are recorded over the three-year performance period.

See Note 9, Common Equity, for more information on WEC Energy Group's stock-based compensation plans.

(m) Income Taxes—We follow the liability method in accounting for income taxes. Accounting guidance for income taxes requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in our financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. We are required to assess the likelihood that our deferred tax assets would expire before being realized. If we conclude that certain deferred tax assets are likely to expire before being realized, a valuation allowance would be established against those assets. GAAP requires that, if we conclude in a future period that it is more likely than not that some or all of the deferred tax assets would be realized before expiration, we reverse the related valuation allowance in that period. Any change to the allowance, as a result of a change in judgment about the realization of deferred tax assets, is reported in income tax expense.

Investment tax credits associated with regulated operations are deferred and amortized over the life of the assets. We are included in WEC Energy Group's consolidated Federal and state income tax returns. In accordance with our tax allocation agreement with WEC Energy Group, we are allocated income tax payments and refunds based upon our separate tax computation. See Note 13, Income Taxes, for more information.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense in our income statements.

(n) Fair Value Measurements—Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

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

2017 Form 10-K	56	Wisconsin Public Service Corporation

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

Due to the short-term nature of cash and cash equivalents, net accounts receivable and unbilled revenues, accounts payable, and short-term debt, the carrying amount of each such item approximates fair value. The fair value of our long-term debt is estimated based upon the quoted market value for the same or similar issues. The fair value of long-term debt is categorized within Level 2 of the fair value hierarchy.

See Note 14, Fair Value Measurements, for more information.

(o) Derivative Instruments—We use derivatives as part of our risk management program to manage the risks associated with the price volatility of purchased power, generation, and natural gas costs for the benefit of our customers. Our approach is non-speculative and designed to mitigate risk. Our regulated hedging programs are approved by the PSCW.

We record derivative instruments on our balance sheets as assets or liabilities measured at fair value, unless they qualify for the normal purchases and sales exception, and are so designated. We continually assess our contracts designated as normal and will discontinue the treatment of these contracts as normal if the required criteria are no longer met. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy-related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of fair value accounting to be offset to regulatory assets and liabilities.

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

Derivative accounting rules provide the option to present certain asset and liability derivative positions net on the balance sheets and to net the related cash collateral against these net derivative positions. We elected not to net these items. On our balance sheets, cash collateral provided to others is reflected in other current assets. See Note 15, Derivative Instruments, for more information.

(p) Guarantees—We follow the guidance of the Guarantees Topic of the FASB ASC, which requires that the guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As of December 31, 2017, we had $21.2 million of standby letters of credit, due in the first quarter of 2018, that were issued by financial institutions for the benefit of third parties that extended credit to us. This amount is not reflected on our balance sheets.

(q) Employee Benefits—The costs of pension and OPEB are expensed over the periods during which employees render service. These costs are distributed among WEC Energy Group's subsidiaries based on current employment status and actuarial calculations, as applicable. Our regulators allow recovery in rates for our net periodic benefit cost calculated under GAAP. See Note 16, Employee Benefits, for more information.

(r) Customer Deposits and Credit Balances—When utility customers apply for new service, they may be required to provide a deposit for the service. Customer deposits are recorded within other current liabilities on our balance sheets.

Utility customers can elect to be on a budget plan. Under this type of plan, a monthly installment amount is calculated based on estimated annual usage. During the year, the monthly installment amount is reviewed by comparing it to actual usage. If necessary, an adjustment is made to the monthly amount. Annually, the budget plan is reconciled to actual annual usage. Payments in excess of actual customer usage are recorded within other current liabilities on our balance sheets.

(s) Environmental Remediation Costs—We are subject to federal and state environmental laws and regulations that in the future may require us to pay for environmental remediation at sites where we have been, or may be, identified as a potentially responsible party. Loss contingencies may exist for the remediation of hazardous substances at various potential sites, including coal combustion product landfill sites and manufactured gas plant sites. See Note 7, Asset Retirement Obligations, for more information regarding

2017 Form 10-K	57	Wisconsin Public Service Corporation

coal combustion product landfill sites and Note 18, Commitments and Contingencies, for more information regarding manufactured gas plant sites.

We record environmental remediation liabilities when site assessments indicate remediation is probable and we can reasonably estimate the loss or a range of losses. The estimate includes both our share of the liability and any additional amounts that will not be paid by other potentially responsible parties or the government. When possible, we estimate costs using site-specific information but also consider historical experience for costs incurred at similar sites. Remediation efforts for a particular site generally extend over a period of several years. During this period, the laws governing the remediation process may change, as well as site conditions, potentially affecting the cost of remediation.

We have received approval to defer certain environmental remediation costs, as well as estimated future costs, through a regulatory asset. The recovery of deferred costs is subject to the PSCW's approval.

We review our estimated costs of remediation annually for our manufactured gas plant sites and coal combustion product landfill sites. We adjust the liabilities and related regulatory assets, as appropriate, to reflect the new cost estimates. Any material changes in cost estimates are adjusted throughout the year.

NOTE 2—ACQUISITIONS

Acquisition of a Wind Energy Generation Facility in Wisconsin

In October 2017, we, along with two other utilities, entered into an agreement to purchase the Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 129 MW. The aggregate purchase price is approximately $174 million of which our proportionate share is 44.6%, or approximately $78 million. We currently purchase 44.6% of the facility’s energy output under a power purchase agreement. The FERC approved the transaction on January 16, 2018. The transaction remains subject to PSCW approval and is expected to close in the spring of 2018.

Parent Company's Acquisition of Natural Gas Storage Facilities in Michigan

On June 30, 2017, WEC Energy Group completed the acquisition of Bluewater for $226.0 million. Bluewater owns natural gas storage facilities in Michigan that will provide a portion of the current storage needs for our natural gas utility operations. In September 2017, we entered into a long-term service agreement with a wholly owned subsidiary of Bluewater to take the allocated storage, which was then approved by the PSCW in November 2017. See Note 20, Regulatory Environment, for more information.

NOTE 3—RELATED PARTIES

We routinely enter into transactions with related parties, including WEC Energy Group, its other subsidiaries, ATC, and other affiliated entities.

We provide and receive services, property, and other items of value to and from our ultimate parent, WEC Energy Group, and other subsidiaries of WEC Energy Group. Following the WEC Merger on June 29, 2015, Integrys Business Support, LLC (IBS) changed its name to WBS, and a new AIA (Non-WBS AIA) went into effect. The Non-WBS AIA included WEC Energy Group and the former Wisconsin Energy Corporation subsidiaries. It governed the provision and receipt of services by WEC Energy Group's subsidiaries, except that WBS continued to provide services to Integrys and its subsidiaries only under the existing WBS AIAs. WBS provided services to WEC Energy Group and the former Wisconsin Energy Corporation subsidiaries under interim WBS AIAs. The Non-WBS AIA included no other significant changes from the prior Non-IBS AIA. The PSCW and all other relevant state commissions approved the Non-WBS AIA or granted appropriate waivers related to the Non-WBS AIA.

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

2017 Form 10-K	58	Wisconsin Public Service Corporation

PSCW. As required by FERC regulations for centralized service companies, WBS renders services at cost. The PSCW must be notified prior to making changes to the services offered under and the allocation methods specified in the WBS AIAs. Other modifications or amendments to the WBS AIAs would require PSCW approval. Recovery of allocated costs is addressed in our rate cases.

A new AIA took effect January 1, 2017. The new agreement replaced the previous agreements. The pricing methodology and services under this new agreement are substantially identical to those under the agreements that were replaced. All of the applicable state commissions approved modifications to the new AIA to incorporate WEC Energy Group's acquisition of Bluewater. See Note 2, Acquisitions, for more information about the acquisition.

Prior to January 1, 2017, we held a 10.37% investment in WPSI, which was accounted for as an equity method investment. WPSI holds an approximate 34% interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. Effective January 1, 2017, based upon input we received from the PSCW, we transferred our $67.2 million ownership interest in WPSI to another subsidiary of Integrys. In addition, we transferred $41.9 million of related deferred income tax liabilities. These transactions were non-cash equity transfers recorded to additional paid in capital between entities under common control, and therefore, did not result in the recognition of a gain or loss.

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

Our balance sheets included the following receivables and payables related to transactions entered into with certain related parties:

(in millions)	December 31, 2017	December 31, 2016
Accounts receivable
Service provided to ATC	$0.7	$1.1
Accounts payable
Network transmission services from ATC	9.0	8.8
Liability related to income tax allocation
Integrys	4.1	4.8

2017 Form 10-K	59	Wisconsin Public Service Corporation

The following table shows activity associated with our related party transactions for the years ended December 31:

(in millions)	2017	2016	2015
Transactions with WE (1)
Natural gas sales to WE	$1.6	$1.9	$0.4
Billings to WE	4.5	4.2	4.9
Billings from WE	28.2	9.0	13.4
Transactions with WBS (1)
Billings to WBS (2)	174.9	21.7	9.7
Billings from WBS (3)	132.9	171.0	148.4
Transactions with UMERC (4)
Electric sales to UMERC	16.2	—	—
Transactions with Bluewater (5)
Storage service fees	0.3	—	—
Transactions related to ATC
Charges to ATC for services and construction	6.2	8.6	10.3
Charges from ATC for network transmission services	107.8	109.4	101.3
Refund from ATC per FERC ROE order	(8.9)	—	—
Transactions with equity-method investees
Rental payments to WRPC (6)	1.3	—	—
Purchases of energy from WRPC (6)	0.5	3.7	3.8
Charges from WRPC for services	2.2	—	—
Charges to WRPC for operations	0.9	0.7	1.1
Equity earnings from WPSI	—	8.7	7.7

(1)	Includes amounts billed for services, pass through costs, and other items in accordance with approved AIAs.

(2)
Includes $157.8 million of cash received related to our transfer of pension trust assets in conjunction with the Integrys pension plan split for the year ended December 31, 2017. Effective January 1, 2017, the Integrys Energy Group Retirement Plan was split into six separate plans. As a result, we now have our own pension plan. While the split did not impact our pension benefit obligation, federal regulations required a different allocation of assets among the new plans. Assets were transferred out of our plan in January 2017. Includes $7.3 million for the transfer of certain software assets to WBS for the year ended December 31, 2016.

(3)
Includes $10.1 million for the transfer of certain software assets to us for the year ended December 31, 2017. Includes $18.2 million for the transfer of certain benefit-related liabilities to WBS and $34.1 million for the transfer of certain software assets to us for the year ended December 31, 2016.

(4)	UMERC became operational effective January 1, 2017. See below for more information.

(5)	The acquisition of Bluewater was completed June 30, 2017. See Note 2, Acquisitions, for more information.

(6)	In March 2017, we terminated our purchased power agreement with WRPC and entered into an agreement with WRPC to rent 50% of its hydroelectric power generation facilities.

Upper Michigan Energy Resources Corporation

In December 2016, both the MPSC and the PSCW approved the operation of UMERC as a stand-alone utility in the Upper Peninsula of Michigan. UMERC, a subsidiary of WEC Energy Group, became operational effective January 1, 2017, and we transferred customers and property, plant, and equipment as of that date. We transferred approximately 9,000 retail electric customers and 5,300 natural gas customers to UMERC, along with approximately 600 miles of electric distribution lines and approximately 100 miles of natural gas distribution mains. We also transferred related electric distribution substations in the Upper Peninsula of Michigan and all property rights for the distribution assets to UMERC. The book value of the net assets (including the related deferred income tax liabilities) transferred to UMERC from us as of January 1, 2017, was $20.6 million. This transaction was a non-cash equity transfer recorded to additional paid in capital between entities under common control, and therefore, did not result in the recognition of a gain or loss. UMERC currently meets its market obligations through power purchase agreements with us and WE.

2017 Form 10-K	60	Wisconsin Public Service Corporation

WEC Merger

On June 29, 2015, the WEC Merger was completed, and our parent company became a wholly owned subsidiary of Wisconsin Energy Corporation. Wisconsin Energy Corporation then changed its name to WEC Energy Group. The merger was subject to the approvals of various government agencies, including the PSCW. Approvals were obtained from all agencies subject to several conditions. The PSCW order requires that any future electric generation projects affecting Wisconsin ratepayers submitted by WEC Energy Group or its subsidiaries will first consider the extent to which existing intercompany resources can meet energy and capacity needs. In September 2015, we and WE filed a joint integrated resource plan with the PSCW for our combined loads, which indicated that there was no need to proceed with the proposed construction of a new generating unit at the Fox Energy Center site at the time. We received authorization to recover the costs we have recorded related to the proposed construction.

In 2015, we recorded $4.6 million of severance expense that resulted from employee reductions related to the post-merger integration. Severance expense incurred after 2015 was not significant. The severance expense was recorded in our utility segment and is included in the other operation and maintenance line item on the income statements. Severance payments made in 2017 and 2016 were not significant. Severance payments of $4.3 million were made during 2015. The severance accrual on our balance sheets at December 31, 2017 and 2016 was not significant.

NOTE 4—REGULATORY ASSETS AND LIABILITIES

We recorded a $444.7 million change in our deferred taxes due to the enactment of the Tax Legislation, which resulted in both an increase to income tax related regulatory liabilities as well as a decrease to certain existing income tax related regulatory assets represented in Income tax related items in the table below. The $444.7 million change in our deferred taxes represents our estimate of the tax benefit that will be returned to ratepayers through future refunds, bill credits, or reductions in other regulatory assets. See Note 13, Income Taxes, for more information on the Tax Legislation.

The following regulatory assets were reflected on our balance sheets as of December 31:

(in millions)	2017	2016	See Note
Regulatory assets (1) (2)
Unrecognized pension and OPEB costs (3)	$161.3	$182.9	16
Environmental remediation costs (4)	116.0	116.0	18
Termination of a tolling agreement with Fox Energy Company LLC (5)	27.2	33.7
Crane Creek production tax credits (6)	22.8	29.6
De Pere Energy Center (7)	14.0	16.7
Income tax related items	8.2	55.7	13
Other, net	33.3	31.2
Total regulatory assets	$382.8	$465.8

(1)	Based on prior and current rate treatment, we believe it is probable that we will continue to recover from customers the regulatory assets in the table.

(2)
As of December 31, 2017, we had $38.0 million of regulatory assets not earning a return and $5.3 million of regulatory assets earning a return based on short-term interest rates. The regulatory assets not earning a return primarily relate to certain plant-related costs and environmental remediation costs, the recovery of which depends on the timing of the actual expenditures. The other regulatory assets in the table either earn a return or the cash has not yet been expended, in which case the regulatory assets are offset by liabilities.

(3)
Represents the unrecognized future pension and OPEB costs resulting from actuarial gains and losses on defined benefit and OPEB plans. We are authorized recovery of this regulatory asset over the average remaining service life of each plan.

(4)	As of December 31, 2017, we had not yet made cash expenditures for $99.6 million of these environmental remediation costs.

(5)
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

2017 Form 10-K	61	Wisconsin Public Service Corporation

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

The following regulatory liabilities were reflected on our balance sheets as of December 31:

(in millions)	2017	2016	See Note
Regulatory liabilities
2017 Tax Legislation impact and income tax related	$393.8	$3.5	13
Removal costs (1)	238.9	248.9
Unrecognized pension and OPEB costs (2)	30.2	14.3	16
Energy costs refundable through rate adjustments (3)	8.2	14.5
Crane Creek depreciation deferral (4)	7.4	8.0
Other, net	18.7	7.3
Total regulatory liabilities	$697.2	$296.5

Balance Sheet Presentation
Other current liabilities	$7.9	$5.2
Regulatory liabilities	689.3	291.3
Total regulatory liabilities	$697.2	$296.5

(1)	Represents amounts collected from customers to cover the cost of future removal of property, plant, and equipment.

(2)
Represents the unrecognized future pension and OPEB costs resulting from actuarial gains and losses on defined benefit and OPEB plans. We will amortize this regulatory liability into net periodic benefit cost over the average remaining service life of each plan.

(3)	Represents energy costs that will be refunded to customers in the future.

(4)
Represents the book depreciation taken on the Crane Creek wind project prior to our election to claim a Section 1603 Grant for the project in lieu of the production tax credit. See more information in the regulatory assets section above.

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following utility and non-utility assets at December 31:

(in millions)	2017	2016
Utility property, plant, and equipment	$5,120.8	$5,144.5
Less: Accumulated depreciation	1,479.1	1,594.7
Net	3,641.7	3,549.8
CWIP	121.4	111.9
Plant to be retired, net	57.9	—
Net utility property, plant, and equipment	3,821.0	3,661.7

Non-utility property, plant, and equipment	2.3	0.7
Less: Accumulated depreciation	0.4	0.4
Net	1.9	0.3
CWIP	0.1	—
Net non-utility plant	2.0	0.3

Total property, plant, and equipment	$3,823.0	$3,662.0

Effective January 1, 2017, we transferred approximately 600 miles of electric distribution lines and approximately 100 miles of natural gas distribution mains to UMERC. We also transferred related electric distribution substations in the Upper Peninsula of Michigan. The net book value of the property, plant, and equipment we transferred to UMERC was $20.6 million. See Note 3, Related Parties, for more information.

2017 Form 10-K	62	Wisconsin Public Service Corporation

Utility Segment Plant to be Retired

We have evaluated future plans for our older and less efficient fossil fuel generating units and have announced our plans for the retirement of the plants identified below. The net book value of these plants was classified as plant to be retired within property, plant, and equipment on our balance sheet at December 31, 2017. In addition, severance expense in the amount of $3.6 million was recorded within the utility segment in 2017 related to these announced plant retirements.

Pulliam Power Plant

As a result of MISO's ruling that we will be able retire the Pulliam generating units when certain transmission lines are completed, expected near the end of 2018, retirement of the Pulliam generating units was probable at December 31, 2017. The net book value of these generating units was $44.9 million at December 31, 2017. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW. See Note 18, Commitments and Contingencies, for more information.

Edgewater Unit 4

As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, retirement of the Edgewater 4 generating unit was probable at December 31, 2017. We anticipate that the plant will be retired by September 30, 2018. The net book value of our ownership share of this generating unit was $13.0 million at December 31, 2017. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. This unit is included in rate base, and we continue to depreciate it on a straight-line basis using the composite depreciation rates approved by the PSCW. See Note 18, Commitments and Contingencies, for more information regarding the Consent Decree.

NOTE 6—JOINTLY OWNED UTILITY FACILITIES

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

Information related to jointly owned facilities at December 31, 2017 was as follows:

(in millions, except for percentages and MW)	Weston Unit 4	Columbia Energy Center Units 1 and 2		Edgewater Unit 4 (3)
Ownership	70.0%	29.5%	(2)	31.8%
Our share of rated capacity (MW) (1)	383.9	319.7		98.0
In-service date	2008	1975 and 1978		1969
Property, plant, and equipment	$600.5	$412.7		$45.9
Accumulated depreciation	$(189.2)	$(127.3)		$(32.9)
CWIP	$5.3	$27.6		$—

(1)
Based on expected capacity ratings for summer 2018. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand.

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

(3)	We anticipate that Edgewater Unit 4 generating unit will be retired by September 30, 2018. See Note 5, Property, Plant, and Equipment, for more information.

2017 Form 10-K	63	Wisconsin Public Service Corporation

Our proportionate share of direct expenses for the joint operation of these plants is recorded in operating expenses in the income statements. We have supplied our own financing for all jointly owned projects.

NOTE 7—ASSET RETIREMENT OBLIGATIONS

We have recorded AROs primarily for asbestos abatement at certain generation facilities, office buildings, and service centers; the dismantling of wind generation projects; the disposal of polychlorinated biphenyls-contaminated transformers; and the closure of fly-ash landfills at certain generation facilities. We establish regulatory assets and liabilities to record the differences between ongoing expense recognition under the ARO accounting rules and the rate-making practices for retirement costs authorized by the applicable regulators. On our balance sheets, AROs are recorded within other long-term liabilities.

The following table shows changes to our AROs during the years ended December 31:

(in millions)	2017	2016		2015
Balance as of January 1	$32.6	$32.7		$20.3
Accretion	1.6	1.5		1.2
Additions and revisions to estimated cash flows	0.4	(1.6)	(1)	11.4	(2)
Liabilities settled	(0.5)	—		(0.2)
Balance as of December 31	$34.1	$32.6		$32.7

(1)	We revised the AROs recorded for our fly-ash landfills during 2016 due to changes in estimated removal costs.

(2)
During 2015, an ARO of $9.0 million was recorded for the Hazardous and Solid Waste Management System; Disposal of Coal Combustion Residuals from Electric Utilities rule passed by the EPA in April 2015. In addition, we revised the AROs recorded for our fly-ash landfills due to changes in estimated removal costs and settlement dates.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the years ended December 31, 2017 and 2016. In the third quarter of 2017, we completed our annual goodwill impairment test, and no impairment resulted from this test.

The identifiable intangible assets other than goodwill listed below are classified as other long-term assets on our balance sheets.

	December 31, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets *	$8.3	$(5.6)	$2.7	$15.6	$(10.7)	$4.9
Unamortized intangible assets	0.4	—	0.4	0.4	—	0.4
Total intangible assets	$8.7	$(5.6)	$3.1	$16.0	$(10.7)	$5.3

*
Represents contractual service agreements that provide for major maintenance and protection against unforeseen maintenance costs related to the combustion turbine generators at the Fox Energy Center. The remaining amortization period at December 31, 2017, was approximately two years.

2017 Form 10-K	64	Wisconsin Public Service Corporation

NOTE 9—COMMON EQUITY

Stock-Based Compensation

The following table summarizes our pre-tax stock-based compensation expense and the related tax benefit recognized in income for the years ended December 31:

(in millions)	2017	2016	2015
WEC Energy Group stock options	$0.6	$0.5	$—
WEC Energy Group restricted shares	0.7	1.4	—
WEC Energy Group performance units	3.3	1.5	—
Integrys performance stock rights	—	—	1.3
Integrys restricted share units	—	—	3.5
Stock-based compensation expense	$4.6	$3.4	$4.8
Related tax benefit	$1.8	$1.4	$1.9

Stock-based compensation costs capitalized during 2017, 2016, and 2015 were not significant.

Stock Options

The following is a summary of our employees' WEC Energy Group stock option activity during 2017:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2017	24,485	$55.36
Granted	23,300	$58.31
Outstanding as of December 31, 2017	47,785	$56.80	8.6	$0.5
Exercisable as of December 31, 2017	3,300	$55.93	8.3	$—

The aggregate intrinsic value of outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they exercised all of their options on December 31, 2017. This is calculated as the difference between WEC Energy Group's closing stock price on December 31, 2017, and the option exercise price, multiplied by the number of in-the-money stock options.

As of December 31, 2017, we expected to recognize approximately $0.5 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group stock options over the next 1.7 years on a weighted-average basis.

During the first quarter of 2018, the Compensation Committee awarded 21,265 non-qualified WEC Energy Group stock options with an exercise price of $66.02 and a weighted-average grant date fair value of $7.68 per option to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

Restricted Shares

The following is a summary of our employees' WEC Energy Group restricted stock activity during 2017:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1, 2017	14,235	$55.48
Granted	2,313	$58.10
Released	(4,741)	$55.48
Transferred	393	$55.48
Forfeited	(998)	$55.65
Outstanding as of December 31, 2017	11,202	$56.01

2017 Form 10-K	65	Wisconsin Public Service Corporation

The intrinsic value of WEC Energy Group restricted stock held by our employees that was released was $0.3 million for the year ended December 31, 2017. The actual tax benefit from these released restricted shares was $0.1 million. No shares of WEC Energy Group restricted stock held by our employees were released during 2016.

As of December 31, 2017, we expected to recognize approximately $0.8 million of unrecognized compensation cost related to WEC Energy Group restricted stock over the next 1.5 years on a weighted-average basis.

During the first quarter of 2018, the Compensation Committee awarded 1,953 WEC Energy Group restricted shares to our officers and other key employees under its normal schedule of awarding long-term incentive compensation. The grant date fair value of these awards was $64.99 per share.

Performance Units

During 2017 and 2016, the Compensation Committee awarded 10,025 and 9,235 WEC Energy Group performance units, respectively, to our officers and other key employees under the WEC Energy Group Performance Unit Plan.

At December 31, 2017, we had 18,788 performance units outstanding, including dividend equivalents. A liability of $0.8 million was recorded on our balance sheet at December 31, 2017 related to these outstanding units. As of December 31, 2017, we expected to recognize approximately $1.0 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group performance units over the next 1.4 years on a weighted-average basis.

In January 2018, the Compensation Committee awarded 8,500 WEC Energy Group performance units to our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

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

See Note 11, Short-Term Debt and Lines of Credit, for discussion of certain financial covenants related to short-term debt obligations.

As of December 31, 2017, our restricted retained earnings totaled approximately $493 million.

Except for the restrictions described above and subject to applicable law, we do not have any other significant dividend restrictions.

NOTE 10—PREFERRED STOCK

We have 1,000,000 shares of preferred stock with a $100 par value authorized for issuance, of which none were issued and outstanding at December 31, 2017 and 2016.

NOTE 11—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates as of December 31:

(in millions, except percentages)	2017	2016
Commercial paper
Amount outstanding at December 31	$293.1	$176.8
Average interest rate on amounts outstanding at December 31	1.72%	1.01%

2017 Form 10-K	66	Wisconsin Public Service Corporation

Our average amount of commercial paper borrowings based on daily outstanding balances during 2017 was $149.4 million, with a weighted-average interest rate during the period of 1.26%.

We have entered into a bank back-up credit facility to maintain short-term credit liquidity which, among other terms, requires us to maintain, subject to certain exclusions, a minimum total funded debt to capitalization ratio of less than 65%.

As of December 31, 2017, we had approximately $106.9 million of available capacity under our bank back-up credit facility and $293.1 million of commercial paper outstanding that was supported by the credit facility.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including remaining available capacity under this facility as of December 31:

(in millions)	Maturity	2017
Revolving credit facility *	December 2020	$400.0

Less: commercial paper outstanding		293.1

Available capacity under existing agreement		$106.9

*	In February 2018, we received approval from the PSCW to extend the maturity of its facility to October 2022.

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

In November 2017, our $125.0 million of 5.65% Senior Notes matured, and the outstanding principal was repaid with proceeds we received from selling commercial paper.

The following table shows the future maturities of our long-term debt outstanding as of December 31, 2017:

(in millions)	Payments
2018	$250.0
2019	—
2020	—
2021	—
2022	—
Thereafter	925.0
Total	$1,175.0

We amortize debt premiums, discounts, and debt issuance costs over the life of the debt and we include the costs in interest expense.

2017 Form 10-K	67	Wisconsin Public Service Corporation

NOTE 13—INCOME TAXES

Income Tax Expense

The following table is a summary of income tax expense for each of the years ended December 31:

(in millions)	2017	2016	2015
Current tax expense (benefit)	$22.0	$(52.5)	$31.4
Deferred income taxes, net	78.0	143.3	44.0
Investment tax credit, net	(0.3)	(0.3)	(0.4)
Total income tax expense	$99.7	$90.5	$75.0

Statutory Rate Reconciliation

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	2017		2016		2015
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Expected tax at statutory federal tax rates	$89.1	35.0%	$86.2	35.0%	$70.1	35.0%
State income taxes net of federal tax benefit	12.7	5.0%	11.6	4.7%	9.9	5.0%
AFUDC – Equity	(1.4)	(0.5)%	(6.8)	(2.7)%	(5.3)	(2.6)%
Other, net	(0.7)	(0.3)%	(0.5)	(0.2)%	0.3	0.1%
Total income tax expense	$99.7	39.2%	$90.5	36.8%	$75.0	37.5%

Deferred Income Tax Assets and Liabilities

On December 22, 2017, the Tax Legislation was signed into law. For businesses, the Tax Legislation reduces the corporate federal tax rate from a maximum of 35% to a 21% rate effective January 1, 2018. We estimated a preliminary tax benefit related to the re-measurement of our deferred taxes in the amount of approximately $444.7 million. Accordingly, this amount has been recorded as both an increase to regulatory liabilities as well as a decrease to certain existing regulatory assets as of December 31, 2017. Our revaluation of our deferred tax assets and liabilities is subject to further clarification of the new law that cannot be estimated at this time. The impact of the Tax Legislation could materially differ from this estimate due to, among other things, changes in interpretations and assumptions we have made.

On December 22, 2017, the SEC staff issued guidance in Staff Accounting Bulletin 118 (SAB 118), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which provides for a measurement period of up to one year from the enactment date to complete accounting under GAAP for the tax effects of the legislation. Due to the complex and comprehensive nature of the enacted tax law changes, and their application under GAAP, certain amounts related to bonus depreciation and future tax benefit utilization recorded in the financial statements as a result of the Tax Legislation are to be considered "provisional" as discussed in SAB 118 and subject to revision. We are awaiting additional guidance from industry and income tax authorities in order to finalize our accounting.

2017 Form 10-K	68	Wisconsin Public Service Corporation

The components of deferred income taxes as of December 31 are as follows:

(in millions)	2017	2016
Deferred tax assets
Tax gross up – regulatory items	$99.3	$—
Other	7.9	12.9
Total deferred tax assets	$107.2	$12.9

Deferred tax liabilities
Property-related	563.5	800.5
Employee benefits and compensation	37.7	99.3
Regulatory deferrals	13.9	38.4
Other	4.8	4.2
Total deferred tax liabilities	619.9	942.4
Deferred tax liability, net	$512.7	$929.5

Consistent with rate-making treatment, deferred taxes in the table above are offset for temporary differences that have related regulatory assets and liabilities.

As of December 31, 2017, we had $1.4 million and $6.3 million of federal charitable contribution and tax credit carryforwards resulting in deferred tax assets of $0.3 million and $6.3 million, respectively. These federal charitable contribution carryforwards begin to expire in 2017 and tax credit carryforwards begin to expire in 2028. We expect to have future taxable income sufficient to utilize these deferred tax assets. As of December 31, 2016, we had $11.4 million and $5.7 million of federal net operating loss and tax credit carryforwards resulting in deferred tax assets of $4.0 million and $5.7 million, respectively. As of December 31, 2017, we had $6.7 million and $1.4 million, of state net operating loss and charitable contribution carryforwards resulting in deferred tax assets of $0.4 million and $0.1 million, respectively. These state net operating loss carryforwards begin to expire in 2029 and charitable contribution carryforwards begin to expire in 2017. We expect to have future taxable income sufficient to utilize these deferred tax assets. As of December 31, 2016, we had $18.6 million of state net operating loss carryforwards resulting in deferred tax assets of $1.0 million.

Unrecognized Tax Benefits

We had no unrecognized tax benefits at December 31, 2017, and 2016.

We do not expect any unrecognized tax benefits to affect our effective tax rate in periods after December 31, 2017.

We had no accrued interest or penalties related to unrecognized tax benefits in our income statements or on our balance sheets at December 31, 2017 and 2016.

We do not anticipate any significant increases or decreases in the total amounts of unrecognized tax benefits within the next 12 months.

Our primary tax jurisdictions include Federal and the state of Wisconsin. With a few exceptions, we are no longer subject to federal income tax examinations by the IRS for years prior to 2014. As of December 31, 2017, we were subject to examination by the Wisconsin taxing authority for tax years 2013 through 2017.

2017 Form 10-K	69	Wisconsin Public Service Corporation

NOTE 14—FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.8	$—	$—	$0.8
Petroleum products contracts	0.3	—	—	0.3
FTRs	—	—	2.0	2.0
Coal contracts	—	0.4	—	0.4
Total derivative assets	$1.1	$0.4	$2.0	$3.5

Derivative liabilities
Natural gas contracts	$2.3	$—	$—	$2.3
Coal contracts	—	0.5	—	0.5
Total derivative liabilities	$2.3	$0.5	$—	$2.8

	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.1	$0.1	$—	$0.2
FTRs	—	—	2.0	2.0
Coal contracts	—	0.1	—	0.1
Total derivative assets	$0.1	$0.2	$2.0	$2.3

Derivative liabilities
Coal contracts	$—	$1.4	$—	$1.4

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets. See Note 15, Derivative Instruments, for more information.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy at December 31:

(in millions)	2017	2016	2015
Balance at the beginning of the period	$2.0	$2.0	$(0.3)
Realized and unrealized losses	—	(0.2)	(10.7)
Purchases	6.9	7.1	9.8
Sales	—	(0.2)	(0.1)
Settlements	(6.9)	(6.7)	(1.4)
Transfers out of level 3	—	—	4.7
Balance at the end of the period	$2.0	$2.0	$2.0

Unrealized gains and losses on Level 3 derivatives are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on these instruments flow through cost of sales on our income statements.

2017 Form 10-K	70	Wisconsin Public Service Corporation

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	December 31, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,166.2	$1,302.4	$1,290.3	$1,373.4

NOTE 15—DERIVATIVE INSTRUMENTS

The following table shows our derivative assets and derivative liabilities:

	December 31, 2017		December 31, 2016
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$0.8	$1.9	$0.2	$—
Petroleum products contracts	0.3	—	—	—
FTRs	2.0	—	2.0	—
Coal contracts	—	0.5	—	0.9
Total other current	$3.1	$2.4	$2.2	$0.9

Other long-term
Natural gas contracts	$—	$0.4	$—	$—
Coal contracts	0.4	—	0.1	0.5
Total other long-term	$0.4	$0.4	$0.1	$0.5
Total	$3.5	$2.8	$2.3	$1.4

Our estimated notional sales volumes and realized gains (losses) were as follows:

	December 31, 2017		December 31, 2016		December 31, 2015
(in millions)	Volume	Gains (Losses)	Volume	Gains (Losses)	Volume	Gains (Losses)
Natural gas contracts	18.6 Dth	$(2.4)	28.6 Dth	$(1.4)	22.9 Dth	$(4.9)
Petroleum products contracts	1.3 gallons	0.1	4.4 gallons	(0.6)	6.1 gallons	(1.7)
FTRs	9.1 MWh	6.4	8.4 MWh	6.0	9.0 MWh	3.3
Total		$4.1		$4.0		$(3.3)

At December 31, 2017 and 2016, we had posted cash collateral of $4.9 million and $16.1 million, respectively, in our margin accounts.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	December 31, 2017			December 31, 2016
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$3.5	$2.8		$2.3	$1.4
Gross amount not offset on the balance sheet	(1.1)	(2.3)	*	—	—
Net amount	$2.4	$0.5		$2.3	$1.4

*	Includes cash collateral posted of $1.2 million.

2017 Form 10-K	71	Wisconsin Public Service Corporation

NOTE 16—EMPLOYEE BENEFITS

Pension and Other Postretirement Employee Benefits

Through December 31, 2016, we participated in the Integrys Energy Group Retirement Plan, a noncontributory, qualified pension plan sponsored by WBS. We were responsible for our share of the plan assets and obligations. Effective January 1, 2017, the Integrys Energy Group Retirement Plan was split into six separate plans. As a result, we now have our own pension plan. While the split did not impact our pension benefit obligation, federal regulations required a different allocation of assets among the new plans. Assets were transferred out of our plan in January 2017; however, we made additional contributions to the plan as discussed below.

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

The following tables provide a reconciliation of the changes in our share of the plans' benefit obligations and fair value of assets:

	Pension Costs				OPEB Costs
(in millions)	2017		2016		2017	2016
Change in benefit obligation
Obligation at January 1	$655.2		$633.9		$223.1	$231.6
Service cost	9.0		9.9		6.2	7.3
Interest cost	26.7		27.0		9.1	10.6
Plan amendments	—		—		(21.7)	(18.9)
Net transfer to/from affiliates	—		6.2	(1)	—	—
Actuarial loss	45.1		26.1		12.2	0.6
Participant contributions	—		—		1.0	0.4
Benefit payments	(31.3)		(47.9)		(9.7)	(8.5)
Obligation at December 31	$704.7		$655.2		$220.2	$223.1

Change in fair value of plan assets
Fair value at January 1	$736.6		$719.0		$231.1	$224.5
Actual return on plan assets	99.2		58.0		27.1	14.6
Employer contributions	65.7		1.3		1.0	0.1
Participant contributions	—		—		1.0	0.4
Benefit payments	(31.3)		(47.9)		(9.7)	(8.5)
Net transfer to/from affiliates	(157.8)	(2)	6.2	(1)	—	—
Fair value at December 31	$712.4		$736.6		$250.5	$231.1
Funded status at December 31	$7.7		$81.4		$30.3	$8.0

(1)
Benefit obligations and plan assets were moved along with our employees who were transferred to/from affiliated entities. As a result of the WEC Merger, certain of our employees were realigned across WEC Energy Group's various subsidiaries.

(2)
Related to our transfer of pension trust assets in conjunction with the Integrys pension plan split for the year ended December 31, 2017. Assets were transferred out of our plan in January 2017. See Note 3, Related Parties, for more information.

2017 Form 10-K	72	Wisconsin Public Service Corporation

The amounts recognized on our balance sheets at December 31 related to the funded status of the benefit plans were as follows:

	Pension Costs		OPEB Costs
(in millions)	2017	2016	2017	2016
Pension and OPEB assets	$15.6	$89.0	$46.4	$25.8
Pension and OPEB obligations	7.9	7.6	16.1	17.8
Total net assets	$7.7	$81.4	$30.3	$8.0

The accumulated benefit obligation for the defined benefit pension plans was $652.0 million and $590.8 million at December 31, 2017 and 2016, respectively.

The following table shows information for pension plans with an accumulated benefit obligation in excess of plan assets. There were no plan assets related to these pension plans. Amounts presented are as of December 31:

(in millions)	2017	2016
Projected benefit obligation	$7.9	$7.6
Accumulated benefit obligation	7.9	7.6

The following table shows the amounts that had not yet been recognized in our net periodic benefit cost as of December 31:

	Pension Costs		OPEB Costs
(in millions)	2017	2016	2017	2016
Net regulatory assets
Net actuarial loss	$196.5	$221.4	$27.2	$27.8
Prior service credits	—	—	(92.6)	(80.6)
Total	$196.5	$221.4	$(65.4)	$(52.8)

The following table shows the estimated amounts that will be amortized into net periodic benefit cost during 2018:

(in millions)	Pension Costs	OPEB Costs
Net actuarial loss	$20.0	$2.5
Prior service credits	—	(11.3)
Total 2018 – estimated amortization	$20.0	$(8.8)

The components of net periodic benefit cost (including amounts capitalized to our balance sheets) for the years ended December 31 were as follows:

	Pension Costs			OPEB Costs
(in millions)	2017	2016	2015	2017	2016	2015
Service cost	$9.0	$9.9	$10.7	$6.2	$7.3	$8.7
Interest cost	26.7	27.0	31.7	9.1	10.6	10.4
Expected return on plan assets	(46.4)	(52.6)	(64.8)	(16.7)	(15.9)	(16.0)
Loss on plan settlement	—	3.4	0.1	—	—	—
Amortization of prior service cost (credit)	—	—	0.2	(9.8)	(7.4)	(9.3)
Amortization of net actuarial loss	17.3	18.0	21.0	2.5	2.5	3.7
Net periodic benefit cost (credit)	$6.6	$5.7	$(1.1)	$(8.7)	$(2.9)	$(2.5)

2017 Form 10-K	73	Wisconsin Public Service Corporation

The weighted-average assumptions used to determine the benefit obligations for the plans were as follows for the years ended December 31:

	Pension		OPEB
	2017	2016	2017	2016
Discount rate	3.70%	4.19%	3.67%	4.21%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Assumed medical cost trend rate (Pre 65)	N/A	N/A	6.50%	7.00%
Ultimate trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2024	2021
Assumed medical cost trend rate (Post 65)	N/A	N/A	6.00%	7.00%
Ultimate trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2028	2021

The weighted-average assumptions used to determine net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Costs
	2017	2016	2015
Discount rate	4.19%	4.25%	4.08%
Expected return on assets	7.25%	7.25%	7.75%
Rate of compensation increase	4.00%	4.00%	4.23%

	OPEB Costs
	2017	2016	2015
Discount rate	4.11%	4.46%	4.11%
Expected return on assets	7.25%	7.25%	7.75%
Assumed medical cost trend rate (Pre 65/Post 65)	7.00%	7.50%	6.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	2021	2021	2023

WEC Energy Group consults with its investment advisors on an annual basis to help forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the fund. For 2018, the expected return on assets assumption for the pension plan and OPEB plans is 7.25%.

Assumed health care cost trend rates have a significant effect on the amounts reported by us for the health care plans. For the year ended December 31, 2017, a one-percentage-point change in assumed health care cost trend rates would have had the following effects:

(in millions)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$2.7	$(2.0)
Effect on the health care component of the accumulated postretirement benefit obligation	27.9	(21.9)

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

2017 Form 10-K	74	Wisconsin Public Service Corporation

Our pension trust target asset allocation is 45% equity securities, 45% fixed income securities, and 10% private equity and real estate investments. The two largest OPEB trusts have target asset allocations of 45% equity investments and 55% fixed income, and 50% equity investments and 50% fixed income, respectively. Equity securities primarily include investments in large-cap, mid-cap, and small-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage and other asset backed securities, commercial paper, and United States Treasuries.

Pension and OPEB plan investments are recorded at fair value. See Note 1(n), Fair Value Measurements, for more information regarding the fair value hierarchy and the classification of fair value measurements based on the types of inputs used.
The following tables provide the fair values of our investments by asset class:

	December 31, 2017
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Cash and cash equivalents	$—	$22.2	$—	$22.2	$9.2	$0.3	$—	$9.5
Equity securities:
United States Equity	97.9	—	—	97.9	26.5	—	—	26.5
International Equity	98.2	—	0.4	98.6	31.8	—	0.2	32.0
Fixed income securities: *
United States Bonds	17.8	129.2	—	147.0	47.0	35.7	—	82.7
International Bonds	2.3	21.2	—	23.5	2.5	1.8	—	4.3
Private Equity and Real Estate	—	62.9	12.5	75.4	—	0.7	0.1	0.8
	$216.2	$235.5	$12.9	$464.6	$117.0	$38.5	$0.3	$155.8
Investments measured at net asset value				$247.8				$94.7
Total	$216.2	$235.5	$12.9	$712.4	$117.0	$38.5	$0.3	$250.5

*	This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

	December 31, 2016
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Cash and cash equivalents	$1.3	$19.2	$—	$20.5	$10.3	$0.2	$—	$10.5
Equity securities:
United States Equity	94.9	0.1	—	95.0	7.1	—	—	7.1
International Equity	18.1	0.3	—	18.4	0.3	0.1	—	0.4
Fixed income securities: *
United States Bonds	—	151.7	0.5	152.2	—	33.2	—	33.2
International Bonds	—	20.1	—	20.1	—	1.8	—	1.8
	$114.3	$191.4	$0.5	$306.2	$17.7	$35.3	$—	$53.0
Investments measured at net asset value				$430.4				$178.1
Total	$114.3	$191.4	$0.5	$736.6	$17.7	$35.3	$—	$231.1

*	This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

2017 Form 10-K	75	Wisconsin Public Service Corporation

The following tables set forth a reconciliation of changes in the fair value of pension and OPEB plan assets categorized as Level 3 in the fair value hierarchy:

	Private Equity and Real Estate		International Equity		U.S. Bonds
(in millions)	Pension	OPEB	Pension	OPEB	Pension
Beginning balance at January 1, 2017	$—	$—	$—	$—	$0.5
Realized and unrealized losses	—	—	(0.1)	—	(0.5)
Purchases	12.5	0.1	0.5	0.2	—
Ending balance at December 31, 2017	$12.5	$0.1	$0.4	$0.2	$—

(in millions)	U.S. Bonds
Beginning balance at January 1, 2016	$—
Purchases	0.5
Ending balance at December 31, 2016	$0.5

Cash Flows

We expect to contribute $0.7 million to the pension plans and $0.2 million to the OPEB plans in 2018, dependent upon various factors affecting us, including our liquidity position and the effects of the new Tax Legislation.

The following table shows the payments, reflecting expected future service, that we expect to make for pension and OPEB.

(in millions)	Pension Costs	OPEB Costs
2018	$34.4	$10.4
2019	34.9	10.8
2020	36.3	10.1
2021	36.6	10.5
2022	34.6	10.8
2023-2027	182.8	58.9

Savings Plans

WEC Energy Group sponsors a 401(k) savings plan which allows substantially all of our full-time employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. A percentage of employee contributions are matched by us through a contribution into the employee's savings plan account, up to certain limits. Certain employees participate in a defined contribution pension plan, in which amounts are contributed to an employee's savings plan account based on the employee's wages, age, and years of service. Our share of the total costs incurred under all of these plans was $9.6 million in 2017, $9.0 million in 2016, and $9.7 million in 2015.

NOTE 17—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At December 31, 2017, we reported two segments, which are described below.

Our utility segment includes our electric and natural gas utility operations. Our electric utility operations are engaged in the generation, distribution, and sale of electricity in northeastern Wisconsin. Our natural gas utility operations are engaged in the purchase, distribution, and sale of natural gas to retail customers and the transportation of customer-owned natural gas in northeastern Wisconsin. Effective January 1, 2017, we transferred our customers and electric and natural gas distribution assets located in the Upper Peninsula of Michigan to UMERC. See Note 3, Related Parties for more information.

During 2017, the other segment included non-utility activities, as well as equity earnings from our investment in WRPC. During 2016 and 2015, the other segment included non-utility activities as well as equity earnings from our investments in WRPC and WPSI, which holds an approximate 34% interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. Effective January 1, 2017, we transferred our 10.37% ownership interest in WPSI to another subsidiary of Integrys. See Note 3, Related Parties, for more information.

2017 Form 10-K	76	Wisconsin Public Service Corporation

All of our operations and assets are located within the United States. The following tables show summarized financial information related to our reportable segments for the years ended December 31, 2017, 2016, and 2015.

2017 (in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
External revenues	$1,485.4	$—	$—	$1,485.4
Other operation and maintenance	434.3	1.5	—	435.8
Depreciation and amortization	139.3	—	—	139.3
Operating income (loss)	298.5	(1.6)	—	296.9
Other income, net	9.2	2.7	—	11.9
Interest expense	54.2	—	—	54.2
Capital expenditures	335.8	—	—	335.8
Total assets	4,678.1	70.6	—	4,748.7

2016 (in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
External revenues	$1,448.2	$—	$—	$1,448.2
Intersegment revenues	—	0.3	(0.3)	—
Other operation and maintenance	492.5	1.0	(0.3)	493.2
Depreciation and amortization	124.0	0.1	—	124.1
Operating income (loss)	264.4	(0.9)	—	263.5
Other income, net	23.3	7.5	—	30.8
Interest expense	48.0	0.1	—	48.1
Capital expenditures	311.1	—	—	311.1
Total assets	4,686.4	121.8	—	4,808.2

2015 (in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
External revenues	$1,483.3	$—	$—	$1,483.3
Intersegment revenues	—	0.8	(0.8)	—
Other operation and maintenance	493.9	0.3	(0.8)	493.4
Depreciation and amortization	120.7	0.3	—	121.0
Operating income	228.0	0.1	—	228.1
Other income, net	16.0	9.6	—	25.6
Interest expense	53.2	0.3	—	53.5
Capital expenditures	371.0	—	—	371.0
Total assets	4,416.8	88.3	—	4,505.1

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

2017 Form 10-K	77	Wisconsin Public Service Corporation

The following table shows our minimum future commitments related to these purchase obligations as of December 31, 2017.

			Payments Due By Period
(in millions)	Date Contracts Extend Through	Total Amounts Committed	2018	2019	2020	2021	2022	Later Years
Electric utility:
Purchased power	2027	$567.0	$85.2	$57.5	$59.8	$58.7	$53.8	$252.0
Coal supply and transportation	2024	126.2	91.1	18.1	9.9	2.1	2.1	2.9
Natural gas utility supply and transportation	2048	341.4	47.8	37.4	25.1	21.4	18.2	191.5
Total		$1,034.6	$224.1	$113.0	$94.8	$82.2	$74.1	$446.4

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

Rental expense attributable to operating leases was $2.8 million, $1.5 million, and $1.4 million in 2017, 2016, and 2015, respectively.

Future minimum payments under noncancelable operating leases are payable as follows:

Year Ending December 31	Payments (in millions)
2018	$0.1
2019	0.4
2020	0.5
2021	0.5
2022	0.5
Later years	11.3
Total	$13.3

Environmental Matters

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues affecting us include, but are not limited to, current and future regulation of air emissions such as SO2, NOx, fine particulates, mercury, and GHGs; water intake and discharges; disposal of coal combustion products such as fly ash; and remediation of impacted properties, including former manufactured gas plant sites.

We have continued to pursue a proactive strategy to manage our environmental compliance obligations, including:

•	the development of additional sources of renewable electric energy supply;

•	the addition of improvements for water quality matters such as treatment technologies to meet regulatory discharge limits and improvements to our cooling water intake systems;

•	the addition of emission control equipment to existing facilities to comply with ambient air quality standards and federal clean air rules;

•	the protection of wetlands and waterways, threatened and endangered species, and cultural resources associated with utility construction projects;

•	the retirement of old coal-fired power plants and conversion to modern, efficient, natural gas generation, super-critical pulverized coal generation, and/or replacement with renewable generation;

•	the beneficial use of ash and other products from coal-fired generating units; and

•	the remediation of former manufactured gas plant sites.

2017 Form 10-K	78	Wisconsin Public Service Corporation

Air Quality

Sulfur Dioxide National Ambient Air Quality Standards

The EPA issued a revised 1-Hour SO2 NAAQS that became effective in August 2010. The EPA issued a final rule in August 2015 describing the implementation requirements and established a compliance timeline for the revised standard. The final rule affords state agencies some latitude in rule implementation. A nonattainment designation could have negative impacts for a localized geographic area, including additional permitting requirements for new or existing sources in the area. In June 2016, we provided modeling to the WDNR that shows the area around the Weston power plant, located in Marathon County, Wisconsin, to be in compliance. In December 2017, the EPA finalized the designation, and Marathon County has been designated attainment. We continue to believe that our fleet overall is well positioned to meet the regulation and do not expect to incur significant costs to comply with this regulation.

8-Hour Ozone National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 NAAQS. In December 2017, the EPA designated all the counties along Wisconsin's Lake Michigan shoreline, except Brown, Kewaunee, Marinette, and Oconto Counties, as either partial or full nonattainment. For nonattainment areas, the state of Wisconsin will have to develop a state implementation plan to bring the areas back into attainment. We will be required to comply with this state implementation plan no earlier than 2020. Although we will not know the potential impacts for complying with the 2015 ozone NAAQS until the designations are final, which is expected from the EPA in April 2018, and until the state prepares a draft attainment plan, we believe we are well positioned to meet the requirements associated with the ozone standard and do not expect to incur significant costs to comply.

Climate Change

In 2015, the EPA issued a final rule regulating GHG emissions from existing generating units, referred to as the Clean Power Plan, a proposed federal plan and model trading rules as alternatives or guides to state compliance plans, and final performance standards for modified and reconstructed generating units and new fossil-fueled power plants. In October 2015, following publication of the CPP, numerous states (including Wisconsin) and other parties, filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. The D.C. Circuit Court of Appeals denied the stay request, but in February 2016, the Supreme Court stayed the effectiveness of the CPP until disposition of the litigation in the D.C. Circuit Court of Appeals and to the extent that further appellate review is sought, at the Supreme Court. The D.C. Circuit Court of Appeals heard one case in September 2016, and the other case is still pending. In April 2017, pursuant to motions made by the EPA, the D.C. Circuit Court of Appeals ordered the cases to be held in abeyance. Supplemental briefs were provided addressing whether the cases should be remanded to the EPA rather than held in abeyance. The EPA argued that the cases should continue to be held in abeyance pending the conclusion of the EPA's review of the CPP and any resulting rulemaking.

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

In March 2017, President Trump issued an executive order that, among other things, specifically directs the EPA to review, and if appropriate, initiate proceedings to suspend, revise, or rescind the CPP and related GHG regulations for new, reconstructed, or modified fossil-fueled power plants. As a result of this order and related EPA review, as well as the ongoing legal proceedings, the timelines for the GHG emission reduction goals and all other aspects of the CPP are uncertain. In April 2017, the EPA withdrew the proposed rule for a federal plan and model trading rules that were published in October 2015 for use in developing state plans to implement the CPP or for use in states where a plan is not submitted or approved. In October 2017, the EPA issued a proposed rulemaking to repeal the CPP. In December 2017, the EPA issued an advanced notice of proposed rulemaking to solicit input on whether it is appropriate to replace the CPP. In addition, the Governor of Wisconsin issued an executive order in February 2016, which prohibits state agencies, departments, boards, commissions, or other state entities from developing or promoting the development of a state plan to implement the CPP.

2017 Form 10-K	79	Wisconsin Public Service Corporation

Notwithstanding the uncertain future of the CPP, and given current fuel and technology markets, we continue to evaluate opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute towards long-term GHG reductions. Our plan is to work with our industry partners, environmental groups, and the State of Wisconsin, with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. We have implemented and continue to evaluate numerous options in order to meet our CO2 reduction goal, such as increased use of existing natural gas combined cycle units, co-firing or switching to natural gas in existing coal-fired units, reduced operation or retirement of existing coal-fired units, addition of new renewable energy resources (wind, solar), and consideration of supply and demand-side energy efficiency and distributed generation. As a result of WEC Energy Group's generation reshaping plan, we expect to retire approximately 308 MW of coal generation by 2020, including Pulliam power plant and the jointly-owned Edgewater Unit 4 generation units. See Note 5, Property, Plant, and Equipment, for more information. In addition, we are evaluating our goal, and possible subsequent actions, with respect to national and international efforts to reduce future GHG emissions in order to limit future global temperature increases to less than two degrees Celsius.

We are required to report our CO2 equivalent emissions from our electric generating facilities under the EPA Greenhouse Gases Reporting Program. For 2016, we reported aggregated CO2 equivalent emissions of approximately 5.2 million metric tonnes to the EPA. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 5.7 million metric tonnes to the EPA for 2017. The level of CO2 and other GHG emissions varies from year to year and is dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed, and how our units are dispatched by MISO.

We are also required to report CO2 equivalent amounts related to the natural gas that our natural gas operations distribute and sell. For 2016, we reported aggregated CO2 equivalent emissions of approximately 3.4 million metric tonnes to the EPA. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 3.5 million metric tonnes to the EPA for 2017.

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

Facility owners must select from seven compliance options available to meet the impingement mortality (IM) reduction standard. The rule requires state permitting agencies to make BTA determinations, subject to EPA oversight, for IM reduction over the next several years as facility permits are reissued. Based on our assessment, we believe that existing technologies at our generating facilities, except for Pulliam Units 7 and 8 and Weston Unit 2, satisfy the IM BTA requirements. We plan to retire Pulliam Units 7 and 8 as early as late 2018. Therefore, we are not planning to make alterations to the existing water intake at Pulliam Units 7 and 8. We do expect that limited studies will be required to support the future WDNR IM BTA determinations for Weston Unit 2. Based on preliminary discussions with the WDNR, we anticipate physical modifications will not be required to the Weston Unit 2 intake structure to meet the IM BTA requirements based on low capacity use of the unit.

BTA determinations must also be made by the WDNR to address entrainment mortality (EM) reduction on a site-specific basis taking into consideration several factors. Due to our plans to retire Pulliam Units 7 and 8, we do not believe that BTA determinations for EM will be necessary for these facilities. For Weston Units 2 through 4, BTA determinations to address EM reduction requirements will not be made until the discharge permits are renewed. Until that time, we cannot yet determine what, if any, intake structure or operational modifications will be required to meet the new EM BTA requirements at Weston Unit 2. Weston Units 3 and 4 have existing cooling towers that meet EM BTA requirements. We also expect that limited studies to support WDNR BTA determinations will be conducted at the Weston facility. During 2018, we will continue to evaluate options to address the EM BTA requirements at the Weston units.

We have also provided information to the WDNR about planned unit retirements. For Pulliam Units 7 and 8, we submitted our 2016 and 2017 entrainment studies to the WDNR in December 2017, with the application to renew our existing discharge permit.

2017 Form 10-K	80	Wisconsin Public Service Corporation

We believe our fleet overall is well positioned to meet the new regulation and do not expect to incur significant costs to comply with this regulation.

Steam Electric Effluent Limitation Guidelines

The EPA's final steam electric effluent limitation guidelines (ELG) rule took effect in January 2016. Various petitions challenging the rule were consolidated and are pending in the United States Fifth Circuit Court of Appeals. In April 2017, the EPA issued an administrative stay of certain compliance deadlines while further reviewing the rule. In September 2017, the EPA issued a final rule to postpone the earliest compliance dates for the bottom ash transport water and wet flue gas desulfurization wastewater requirements. This rule applies to wastewater discharges from our power plant processes in Wisconsin. While the ELG compliance deadlines are postponed, the WDNR has indicated that they will refrain from incorporating certain new requirements into any reissued discharge permits between 2018 and 2023.

After a final rule is back in effect, the WDNR has indicated that they will modify the state rules as necessary and incorporate the new requirements into our facility permits, which are renewed every five years. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. However, as currently constructed, the ELG rule will require additional wastewater treatment retrofits as well as installation of other equipment to minimize process water use.

The final rule would require dry fly ash handling, which is already in place at all of our power plants. Dry bottom ash transport systems are required by the new rule, and modifications would be required at Weston Unit 3. We are beginning preliminary engineering for compliance with the rule and estimate approximately $20 million will be required to design and install a dry bottom ash transport system for Weston Unit 3. This estimate reflects the planned retirements of certain of our generation plants as a result of WEC Energy Group's generation reshaping plan discussed in Climate Change above.

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites as of December 31:

(in millions)	2017	2016
Regulatory assets	$116.0	$116.0
Reserves for future remediation	99.6	97.2

2017 Form 10-K	81	Wisconsin Public Service Corporation

Renewables, Efficiency, and Conservation

Wisconsin Legislation

In 2005, Wisconsin enacted Act 141, which established a goal that 10% of all electricity consumed in Wisconsin be generated by renewable resources by December 31, 2015. We have achieved a renewable energy percentage of 9.74% and met our compliance requirements by constructing various wind parks and by also relying on renewable energy purchases. We continue to review our renewable energy portfolio and acquire cost-effective renewables as needed to meet our requirements on an ongoing basis. The PSCW administers the renewable program related to Act 141, and we fund the program, along with other utilities, based on 1.2% of our annual operating revenues.

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

Consent Decrees

Consent Decree – Weston and Pulliam Power Plants

In November 2009, the EPA issued a NOV to us, which alleged violations of the CAA's New Source Review requirements relating to certain projects completed at the Weston and Pulliam power plants from 1994 to 2009. We entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Eastern District of Wisconsin in March 2013.

The final Consent Decree includes:

•	the installation of emission control technology, including ReACT™ on Weston 3,

•	changed operating conditions,

•	limitations on plant emissions,

•	beneficial environmental projects totaling $6.0 million, and

•	a civil penalty of $1.2 million.

The Consent Decree also contains requirements to refuel, repower, and/or retire certain Weston and Pulliam units. Effective June 1, 2015, we retired Weston Unit 1 and Pulliam Units 5 and 6. In May 2016, the EPA approved our proposed revision to update requirements reflecting the conversion of Weston Unit 2 from coal to natural gas fuel, and also proposed revisions to the list of beneficial environmental projects required by the Consent Decree. We anticipate retirement of the remaining Pulliam units in 2018. See Note 5, Property, Plant, and Equipment, for more information about the retirement.

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

2017 Form 10-K	82	Wisconsin Public Service Corporation

The final Consent Decree includes:

•	the installation of emission control technology, including scrubbers at the Columbia plant,

•	changed operating conditions,

•	limitations on plant emissions,

•	beneficial environmental projects, with our portion totaling $1.3 million, and

•	our portion of a civil penalty and legal fees totaling $0.4 million.

The Consent Decree contains a requirement to, among other things, refuel, repower, or retire Edgewater Unit 4, of which we are a joint owner, by no later than December 31, 2018. Management of the joint owners has recommended that Edgewater Unit 4 be retired by September 30, 2018. See Note 5, Property, Plant, and Equipment, for more information about the retirement.

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)	2017	2016	2015
Cash (paid) for interest, net of amount capitalized	$(55.5)	$(54.6)	$(58.1)
Cash (paid) received for income taxes, net	(18.1)	39.9	(14.5)
Significant non-cash transactions:
Accounts payable related to construction costs	46.4	67.2	70.5
Transfer of ownership in WPSI to another subsidiary of Integrys *	67.2	—	—
Transfer of net assets to UMERC *	20.6	—	—

*	See Note 3, Related Parties, for more information on these transactions.

NOTE 20—REGULATORY ENVIRONMENT

Tax Cuts and Jobs Act of 2017

As ordered by the PSCW, we deferred for return to ratepayers, through future refunds, bill credits, or reductions in other regulatory assets, the estimated tax benefit of $444.7 million related to the Tax Legislation that was signed into law in December 2017. This tax benefit resulted from the revaluation of deferred taxes. See Note 13, Income Taxes, for more information.

2018 and 2019 Rates

During April 2017, we, along with WE and WG, filed an application with the PSCW for approval of a settlement agreement we made with several of our commercial and industrial customers regarding 2018 and 2019 base rates. In September 2017, the PSCW issued an order that approved the settlement agreement, which freezes base rates through 2019 for our electric and natural gas customers. Based on the PSCW order, our authorized ROE remains at 10.0%, and our current capital cost structure will remain unchanged through 2019. Various intervenors had filed requests for rehearing, all of which have been denied.

In addition to freezing base rates, the settlement agreement extends and expands the electric real-time market pricing program options for large commercial and industrial customers. The agreement also allows us to extend through 2019, the deferral for the revenue requirement of ReACT™ costs above the authorized $275.0 million level, and other deferrals related to our electric real-time market pricing program and network transmission expenses. The total cost of the ReACT™ project, excluding $51 million of AFUDC, is currently estimated to be $342 million.

Pursuant to the settlement agreement, we also agreed to adopt, beginning in 2018, the earnings sharing mechanism that has been in place for WE and WG since 2016, and agreed to keep the mechanism in place through 2019. Under this earnings sharing mechanism, if we earn above our authorized ROE, 50% of the first 50 basis points of additional utility earnings must be shared with customers. All utility earnings above the first 50 basis points must also be shared with customers.

Acquisition of a Wind Energy Generation Facility in Wisconsin

In October 2017, we, along with two other unaffiliated utilities, entered into an agreement to purchase the Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 129 MW. The FERC approved the transaction

2017 Form 10-K	83	Wisconsin Public Service Corporation

in January 2018. The transaction remains subject to PSCW approval and is expected to close in the spring of 2018. See Note 2, Acquisitions, for more information.

Natural Gas Storage Facilities in Michigan

In January 2017, WEC Energy Group signed an agreement for the acquisition of Bluewater. Bluewater owns natural gas storage facilities in Michigan that would provide a portion of the current storage needs for our natural gas utility operations. As a result of this agreement, we, along with WE and WG, filed a request with the PSCW in February 2017 for a declaratory ruling on various items associated with the storage facilities. In the filing, we requested that the PSCW review and confirm the reasonableness and prudency of our potential long-term storage service agreement and interstate natural gas transportation contracts related to the storage facilities. We also requested approval to amend WEC Energy Group's AIA to ensure WBS and WEC Energy Group's other subsidiaries could provide services to the storage facilities. During June 2017, the PSCW granted, subject to various conditions, these declarations and approvals, and WEC Energy Group acquired Bluewater on June 30, 2017. In September 2017, we entered into the long-term service agreement for the natural gas storage, which was then approved by the PSCW in November 2017. See Note 2, Acquisitions, for more information.

2016 Wisconsin Rate Order

In April 2015, we initiated a rate proceeding with the PSCW. In December 2015, the PSCW issued a final written order, effective January 1, 2016. The order, which reflects a 10.0% ROE and a common equity component average of 51.0%, authorized a net retail electric rate decrease of $7.9 million (-0.8%) and a net retail natural gas rate decrease of $6.2 million (-2.1%). The decrease in retail electric rates was due to lower monitored fuel costs in 2016 compared with 2015. Absent the adjustment for electric fuel costs, we would have realized an electric rate increase. Based on the order, the PSCW allowed us to escrow ATC and MISO network transmission expenses through 2016. In addition, future system support resource payments will continue to be escrowed until a future rate proceeding. The order directed us to defer as a regulatory asset or liability the differences between actual transmission expenses and those included in rates. In addition, the PSCW approved a deferral for ReACT™, which required us to defer the revenue requirement of ReACT™ costs above the authorized $275.0 million level through 2016. Fuel costs will continue to be monitored using a 2% tolerance window.

In March 2016, we requested extensions from the PSCW through 2017 for the deferral of the revenue requirement of ReACT™ costs above the authorized $275.0 million level as well as escrow accounting of ATC and MISO network transmission expenses. In April 2016, we also requested to extend through 2017 the previously approved deferral of the revenue requirement difference between the Real Time Market Pricing and the standard tariffed rates for any of our large commercial and industrial customers who entered into a service agreement with us under Real Time Market Pricing prior to April 15, 2016. These requests were approved by the PSCW in June 2016.

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

The primary driver of the increase in retail electric rates was higher costs of fuel for electric generation of approximately $42.0 million. In addition, 2015 rates included approximately $9.0 million of lower refunds to customers related to decoupling over-collections. In addition, we received approval from the PSCW to defer and amortize the undepreciated book value associated with Pulliam Units 5 and 6 and Weston Unit 1 starting with the actual retirement date, June 1, 2015, and concluding by 2023. See Note 18, Commitments and Contingencies, for more information. The PSCW allowed us to escrow ATC and MISO network transmission expenses for 2015 and 2016. As a result, we deferred as a regulatory asset the differences between actual transmission expenses and those included in rates until a future rate proceeding. Finally, the PSCW ordered that 2015 fuel costs should continue to be monitored using a 2% tolerance window.

The retail natural gas rate decrease was driven by the approximate $16.0 million year-over-year negative impact of decoupling refunds to and collections from customers between 2015 and 2014.

2017 Form 10-K	84	Wisconsin Public Service Corporation

2015 Michigan Rate Order

In October 2014, we initiated a rate proceeding with the MPSC. In April 2015, the MPSC issued a final written order, effective April 24, 2015, approving a settlement agreement. The order authorized a retail electric rate increase of $4.0 million to be implemented over three years to recover costs for the 2013 acquisition of the Fox Energy Center as well as other capital investments associated with the Crane Creek wind farm and environmental upgrades at generation plants. The rates reflected a 10.2% ROE and a common equity component average of 50.48%. The increase reflected the continued deferral of costs associated with the Fox Energy Center until the second anniversary of the order. The increase also reflected the deferral of Weston Unit 3 ReACT™ environmental project costs. On the second anniversary of the order, we discontinued the deferral of Fox Energy Center costs and began amortizing this deferral along with the deferral associated with the termination of a tolling agreement related to the Fox Energy Center. We also received approval from the MPSC to defer and amortize the undepreciated book value of the retired plant associated with Pulliam Units 5 and 6 and Weston Unit 1 starting with the actual retirement date, June 1, 2015, and concluding by 2023. As a result of the formation of UMERC, we transferred the deferrals mentioned above, as well as our customers and property, plant, and equipment located in the Upper Peninsula of Michigan to the new utility, effective January 1, 2017. Therefore, the terms and conditions of this rate order were applicable to UMERC starting January 1, 2017.

NOTE 21—OTHER INCOME, NET

Total other income, net was as follows for the years ended December 31:

(in millions)	2017	2016	2015
AFUDC – Equity	$4.1	$19.5	$15.1
Earnings from equity method investments	1.1	9.5	8.5
Other, net	6.7	1.8	2.0
Other income, net	$11.9	$30.8	$25.6

NOTE 22—QUARTERLY FINANCIAL INFORMATION (Unaudited)

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017
Operating revenues	$389.6	$341.6	$380.7	$373.5	$1,485.4
Operating income	75.8	61.0	110.7	49.4	296.9
Net income attributed to common shareholder	39.3	30.7	60.9	24.0	154.9

2016
Operating revenues	$374.7	$331.5	$381.0	$361.0	$1,448.2
Operating income	76.9	43.4	105.3	37.9	263.5
Net income attributed to common shareholder	44.5	26.3	64.7	20.2	155.7

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

We have completed the review of our contracts with customers and are finalizing the related financial disclosures to evaluate the impact of the amended guidance on our existing revenue recognition policies and procedures. We have evaluated the nature of our operating revenues and do not expect that there will be a significant shift in the timing or pattern of revenue recognition. Most of our revenues are from regulated tariff sales, which are in the scope of the new standard, excluding the revenue component related

2017 Form 10-K	85	Wisconsin Public Service Corporation

to alternative revenue programs. The revenues from these contracts are recorded at the amount of the electricity or natural gas delivered to the customer during the period.

We adopted this standard for interim and annual periods beginning January 1, 2018, as required, and used the modified retrospective method of adoption. The most significant impact to the financial statements is expected to be in the form of additional disclosures. However, we do not expect to have a cumulative-effect adjustment to record on the balance sheet as of the beginning of 2018; and therefore, do not expect to include a reconciliation of results under the new revenue recognition guidance compared with what would have been reported in 2018 under the old revenue recognition guidance. We will include disaggregated revenue disclosures by segment, major products (electric and natural gas), and customer class in the combined notes to the financial statements, starting in the first quarter of 2018.

Recognition and Measurement of Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. This guidance requires equity investments, including other ownership interests such as partnerships, unincorporated joint ventures, and limited liability companies, to be measured at fair value with changes in fair value recognized in net income. It also simplifies the impairment assessment of equity investments without readily determinable fair values and amends certain disclosure requirements associated with the fair value of financial instruments. This ASU does not apply to investments accounted for under the equity method of accounting. As required, we adopted this ASU for interim and annual periods beginning January 1, 2018. We do not believe the adoption of this guidance will have a significant impact on our financial statements.

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

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. There are eight main provisions of this ASU for which current GAAP either is unclear or does not include specific guidance. As required, we adopted this ASU for interim and annual periods beginning January 1, 2018 and used a retrospective transition method. We do not believe the adoption of this guidance will have a significant impact on our financial statements.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under this ASU, an employer is required to disaggregate the service cost component from the other components of the net benefit cost. The amendments provide explicit guidance on how to present the service cost component and the other components of the net benefit cost in the income statement and allow only the service cost component of the net benefit cost to be eligible for capitalization. As required, we adopted this ASU for interim and annual periods beginning January 1, 2018. The amendments will be applied retrospectively for the presentation of the service cost component and the other components of the net benefit cost in the income statement, and prospectively for the capitalization of the service cost component in assets. As a result of the application of accounting principles for rate regulated entities, a similar amount of net benefit cost (including non-service components) will be recognized in our financial statements consistent with the current rate-making treatment. The impacts of adoption will be limited to changes in classification of non-service costs in the income statements.

2017 Form 10-K	86	Wisconsin Public Service Corporation

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

2017 Form 10-K	87	Wisconsin Public Service Corporation

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

Omitted pursuant to General Instruction I(2)c.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I(2)c.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I(2)c.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees for professional services provided to us by Deloitte & Touche LLP in 2017 and 2016:

Fees	2017	2016
Audit fees (1)	$902,154	$999,949
Tax fees (2)	3,592	—
All other fees (3)	637	1,230
Total fees	$906,383	$1,001,179

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

(2)
Tax Fees. Consists of fees for professional services rendered with respect to federal and state tax compliance and tax advice. This can include preparation of tax returns, claims for refunds, payment planning, and tax law interpretation.

(3)
All Other Fees. Consists of fees for services provided to us by Deloitte & Touche LLP for products and services other than the services reported above. All Other Fees relate to utility training seminars in 2017 and 2016, and a subscription cost for the use of a Deloitte & Touche LLP accounting research tool in 2017.

No audit related fees were paid to Deloitte & Touche LLP in 2016 or 2017. No fees were paid to Deloitte & Touche LLP pursuant to the "de minimus" exception to the pre-approval policy permitted under the Exchange Act.

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

2017 Form 10-K	88	Wisconsin Public Service Corporation

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

In addition, the independent auditor may not provide any services, including personal financial counseling and tax services, to any officer or other employee of WEC Energy Group or its subsidiaries who serves in a financial reporting oversight role or to the chair of the Audit Committee or to an immediate family member of these individuals, including spouses, spousal equivalents, and dependents.

2017 Form 10-K	89	Wisconsin Public Service Corporation

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Report of Independent Registered Public Accounting Firm Included in Part II of This Report

	Description	Page in 10-K

	Report of Independent Registered Public Accounting Firm	46

	Consolidated Income Statements for the three years ended December 31, 2017, 2016, and 2015	47

	Consolidated Balance Sheets as of December 31, 2017 and 2016	48

	Consolidated Statements of Cash Flows for the three years ended December 31, 2017, 2016, and 2015	49

	Consolidated Statements of Equity for the three years ended December 31, 2017, 2016, and 2015	50

	Consolidated Statements of Capitalization as of December 31, 2017 and 2016	51

	Notes to Consolidated Financial Statements	52

2.	Financial Statement Schedules Included in Part IV of This Report

	Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2017, 2016, and 2015.	93

	Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits and Exhibit Index

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Public Service Corporation (File No. 1-3016). An asterisk (*) indicates incorporation by reference pursuant to Exchange Act Rule 12b-32.

Number		Exhibit

3	Articles of Incorporation and By-laws

3.1*
Restated Articles of Incorporation of WPS as effective May 26, 1972, and amended through May 31, 1988 and Articles of Amendment to Restated Articles of Incorporation of WPS dated June 9, 1993. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3, Reg. No. 333-182491, filed July 2, 2012.)

	3.2*	By-Laws of WPS, as amended through June 29, 2015, Inclusive. (Incorporated by reference to Exhibit 3.2 to WPS's Form 10-K for the year ended December 31, 2015, filed February 26, 2016.)

2017 Form 10-K	90	Wisconsin Public Service Corporation

4	Instruments defining the rights of security holders, including indentures

4.1*
Indenture, dated as of December 1, 1998, between Wisconsin Public Service Corporation ("WPS") and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Exhibit 4A to Form 8-K filed December 18, 1998).

	4.2*	First Supplemental Indenture, dated as of December 1, 1998, between WPS and Firstar Bank Milwaukee, N.A., National Association (Exhibit 4C to Form 8-K filed December 18, 1998).

	4.3*	Fifth Supplemental Indenture, dated as of December 1, 2006, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 30, 2006).

	4.4*	Ninth Supplemental Indenture, dated as of December 1, 2012, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 29, 2012).

	4.5*	Tenth Supplemental Indenture, dated as of November 1, 2013, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 18, 2013).

	4.6*	Eleventh Supplemental Indenture, dated as of December 4, 2015, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed December 4, 2015).

Certain agreements and instruments with respect to unregistered debt not exceeding 10% of the total assets of the Registrant have been omitted as permitted by related instructions. We agree pursuant to Item 601(b)(4) of Regulation S-K to furnish to the Securities and Exchange Commission, upon request, a copy of all such agreement and instruments.

10	Material Contracts

10.1* #
Joint Plant Agreement by and between WPS and Dairyland Power Cooperative, dated as of November 23, 2004. (Incorporated by reference to Exhibit 10.19 to Integrys Energy Group's and WPS's Form 10-K for the year ended December 31, 2004.)

10.2*
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

23	Consents of experts and counsel

	23.1	Consent of Independent Registered Public Accounting Firm for WPS.

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2017 Form 10-K	91	Wisconsin Public Service Corporation

101	Interactive Data File

#
Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of SEC pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. The redacted material was filed separately with the SEC.

Exhibit 21 has been omitted pursuant to General Instruction I(2)b.

ITEM 16. FORM 10-K SUMMARY

None.

2017 Form 10-K	92	Wisconsin Public Service Corporation

SCHEDULE II
WISCONSIN PUBLIC SERVICE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Period	Expense (1)	Net Write-offs (2)	Balance at End of Period
December 31, 2017	$3.0	$5.0	$(4.0)	$4.0
December 31, 2016	2.5	7.7	(7.2)	3.0
December 31, 2015	3.2	6.7	(7.4)	2.5

(1)	Net of recoveries.

(2)	Represents amounts written off to the reserve, net of adjustments to regulatory assets.

2017 Form 10-K	93	Wisconsin Public Service Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION

	By	/s/ GALE E. KLAPPA
Date:	February 28, 2018	Gale E. Klappa
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GALE E. KLAPPA	February 28, 2018
Gale E. Klappa, Chairman of the Board and Chief Executive Officer
and Director -- Principal Executive Officer

/s/ SCOTT J. LAUBER	February 28, 2018
Scott J. Lauber, Executive Vice President and Chief
Financial Officer and Director -- Principal Financial Officer

/s/ WILLIAM J. GUC	February 28, 2018
William J. Guc, Vice President and
Controller -- Principal Accounting Officer

/s/ J. KEVIN FLETCHER	February 28, 2018
J. Kevin Fletcher, Director

/s/ MARGARET C. KELSEY	February 28, 2018
Margaret C. Kelsey, Director

/s/ TOM METCALFE	February 28, 2018
Tom Metcalfe, Director

2017 Form 10-K	94	Wisconsin Public Service Corporation