Form 10-Q
period 2018-03-31
WISCONSIN PUBLIC SERVICE CORP
filed 2018-05-04
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018

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

Common Stock, $4 Par Value,
23,896,962 shares outstanding at March 31, 2018

All of the common stock of Wisconsin Public Service Corporation is owned by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2018

03/31/2018 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Integrys	Integrys Holding, Inc.
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WEC Energy Group	WEC Energy Group, Inc.
WE	Wisconsin Electric Power Company
WG	Wisconsin Gas LLC
WPSI	WPS Investments, LLC
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
AIA	Affiliated Interest Agreement
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
CAA	Clean Air Act
CO2	Carbon Dioxide
CPP	Clean Power Plan
GHG	Greenhouse Gas
NOV	Notice of Violation

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
ROE	Return on Equity
SMRP	System Modernization and Reliability Project
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017

03/31/2018 Form 10-Q	ii	Wisconsin Public Service Corporation

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in this report and our Annual Report on Form 10-K for the year ended December 31, 2017, and those identified below:

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

03/31/2018 Form 10-Q	1	Wisconsin Public Service Corporation

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

03/31/2018 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions)	2018	2017
Operating revenues	$393.6	$389.6

Operating expenses
Cost of sales	175.8	164.9
Other operation and maintenance	102.7	107.2
Depreciation and amortization	35.9	34.4
Property and revenue taxes	10.0	10.1
Total operating expenses	324.4	316.6

Operating income	69.2	73.0

Other income, net	9.3	5.7
Interest expense	12.8	13.9
Other expense	(3.5)	(8.2)

Income before income taxes	65.7	64.8
Income tax expense	15.9	25.5
Net income	$49.8	$39.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2018 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	March 31,	December 31,
(in millions, except share and per share amounts)	2018	2017
Assets
Current assets
Cash and cash equivalents	$9.6	$7.9
Accounts receivable and unbilled revenues, net of reserves of $4.0	195.7	205.0
Receivables from related parties	29.2	4.4
Materials, supplies, and inventories	99.8	107.0
Prepaid taxes	31.1	52.7
Other	9.4	13.0
Current assets	374.8	390.0

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $1,669.8 and $1,633.3, respectively	3,856.4	3,823.0
Regulatory assets	378.3	382.8
Goodwill	36.4	36.4
Pension and OPEB assets	66.1	62.0
Other	60.1	54.5
Long-term assets	4,397.3	4,358.7
Total assets	$4,772.1	$4,748.7

Liabilities and Shareholder's Equity
Current liabilities
Short-term debt	$279.3	$293.1
Current portion of long-term debt	250.0	250.0
Accounts payable	108.8	130.4
Payables to related parties	57.0	30.0
Other	79.7	66.4
Current liabilities	774.8	769.9

Long-term liabilities
Long-term debt	916.4	916.2
Deferred income taxes	518.5	512.7
Deferred investment tax credits	6.6	6.7
Regulatory liabilities	686.0	689.3
Environmental remediation liabilities	99.6	99.6
Pension and OPEB obligations	24.1	24.0
Payables to related parties	3.3	3.5
Other	105.7	109.5
Long-term liabilities	2,360.2	2,361.5

Commitments and contingencies (Note 16)

Shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	996.1	996.1
Retained earnings	545.4	525.6
Shareholder's equity	1,637.1	1,617.3
Total liabilities and shareholder's equity	$4,772.1	$4,748.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2018 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2018	2017
Operating Activities
Net income	$49.8	$39.3
Reconciliation to cash provided by operating activities
Depreciation and amortization	35.9	34.4
Deferred income taxes and investment tax credits, net	3.5	2.7
Contributions and payments related to pension and OPEB plans	(0.2)	(65.3)
Cash received for pension plan assets transferred	—	161.9
Change in –
Accounts receivable and unbilled revenues	(15.6)	2.0
Materials, supplies, and inventories	7.2	19.8
Prepaid taxes	21.6	26.5
Other current assets	2.1	0.2
Accounts payable	43.6	(22.2)
Amounts refundable to customers	12.2	13.6
Other current liabilities	2.2	2.6
Other, net	(2.6)	10.8
Net cash provided by operating activities	159.7	226.3

Investing Activities
Capital expenditures	(90.6)	(66.2)
Payments for assets transferred from WBS	(23.3)	—
Other, net	(0.4)	0.1
Net cash used in investing activities	(114.3)	(66.1)

Financing Activities
Change in short-term debt	(13.7)	(45.8)
Payment of dividends to parent	(30.0)	(105.0)
Net cash used in financing activities	(43.7)	(150.8)

Net change in cash and cash equivalents	1.7	9.4
Cash and cash equivalents at beginning of period	7.9	3.1
Cash and cash equivalents at end of period	$9.6	$12.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2018 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2018

NOTE 1—GENERAL INFORMATION

As used in these notes, the term "financial statements" refers to the condensed consolidated financial statements. This includes the income statements, balance sheets, and statements of cash flows, unless otherwise noted. In this report, when we refer to "the Company," "us," "we," "our," or "ours," we are referring to Wisconsin Public Service Corporation.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2017. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2018, are not necessarily indicative of expected results for 2018 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITION

Acquisition of a Wind Energy Generation Facility in Wisconsin

On April 2, 2018, we, along with two other unaffiliated utilities, completed the purchase of Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 129 MW. The aggregate purchase price was $173.9 million of which our proportionate share was 44.6%, or $77.6 million. Since 2008 and up until the acquisition, we purchased 44.6% of the facility’s energy output under a power purchase agreement.

Our proportionate share of the facility will be recorded as property, plant, and equipment on the balance sheet and will be included in rate base. Under a joint ownership agreement with the two other utilities, we are entitled to our share of generating capability and output of the facility equal to our ownership interest. We will also pay our ownership share of additional construction costs and operating expenses.

NOTE 3—OPERATING REVENUES

Adoption of ASU 2014-09, Revenues from Contracts with Customers

On January 1, 2018, we adopted ASU 2014-09, Revenues from Contracts with Customers, and the related amendments. In accordance with the guidance, revenues are recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services.

We adopted this standard using the modified retrospective method. Results for reporting periods beginning after January 1, 2018, are presented under the new standard. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Adoption of the standard did not result in an adjustment to our opening retained earnings balance as of January 1, 2018, and we do not expect the adoption of the standard to have a material impact on our net income in future periods.

We adopted the following practical expedients and optional exemptions for the implementation of this standard:

•	We elected to exclude from the transaction price any amounts collected from customers for all sales taxes and other similar taxes.

•
When applicable, we elected to apply the standard to a portfolio of contracts with similar characteristics, primarily our tariff-based contracts, as we reasonably expect that the effects on the financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts.

03/31/2018 Form 10-Q	6	Wisconsin Public Service Corporation

•
We elected to recognize revenue in the amount we have the right to invoice for performance obligations satisfied over time when the consideration received from a customer corresponds directly with the value provided to the customer during the same period.

•	We elected to not disclose the remaining performance obligations of a contract that has an original expected duration of one year or less.

•	We elected to apply this standard only to contracts that are not completed as of the date of initial application.

Disaggregation of Operating Revenues

The following tables present our operating revenues disaggregated by revenue source. We only have revenues associated with our utility segment. There are no revenues associated with our other segment. Comparable amounts have not been presented for the three months ended March 31, 2017, due to our adoption of this standard under the modified retrospective method.

(in millions)	Wisconsin Public Service Consolidated
Three Months Ended March 31, 2018
Electric utility	$282.1
Natural gas utility	110.6
Total revenues from contracts with customers	392.7
Other operating revenues	0.9
Total operating revenues	$393.6

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class for the current period:

(in millions)	Electric Utility Operating Revenues
Three Months Ended March 31, 2018
Residential	$94.2
Small commercial and industrial	88.8
Large commercial and industrial	51.0
Other	2.1
Total retail revenues	236.1
Wholesale	33.6
Resale	10.1
Other utility revenues	2.3
Total electric utility revenues	$282.1

Electricity sales to residential and commercial and industrial customers are generally accomplished through requirements contracts, which provide for the delivery of as much electricity as the customer needs. These contracts represent discrete deliveries of electricity and consist of one distinct performance obligation satisfied over time, as the electricity is delivered and consumed by the customer simultaneously. For our residential and commercial and industrial customers, our performance obligation is bundled and consists of both the sale and the delivery of the electric commodity. The rates, charges, terms, and conditions of service for sales to these customers are included in tariffs that have been approved by state regulators. These rates often have a fixed component customer charge and a usage-based variable component. We recognize revenue for the fixed component customer charge monthly using a time-based output method. We recognize revenue for the usage-based variable component using an output method based on the quantity of electricity delivered each month.

Wholesale customers who resell power can choose to either bundle capacity and electricity services together under one contract with a supplier or purchase capacity and electricity separately from multiple suppliers. Furthermore, wholesale customers can choose to have us provide generation to match the customer's load, similar to requirements contracts, or they can purchase specified quantities of electricity and capacity. The rates, charges, terms and conditions of service for sales to wholesale customers are included in tariffs that have been approved by the FERC. Contracts with wholesale customers that include capacity bundled with the delivery of electricity contain two performance obligations, as capacity and electricity are often transacted separately in the

03/31/2018 Form 10-Q	7	Wisconsin Public Service Corporation

marketplace at the wholesale level. When recognizing revenue associated with these contracts, the transaction price is allocated to each performance obligation based on its relative standalone selling price. Revenue is recognized as control of each individual component is transferred to the customer. Electricity is the primary product sold by our electric utilities and represents a single performance obligation satisfied over time through discrete deliveries to a customer. Revenue from electricity sales is generally recognized as units are produced and delivered to the customer within the production month. Capacity represents the reservation of an electric generating facility and conveys the ability to call on a plant to produce electricity when needed by the customer. The nature of our performance obligation as it relates to capacity is to stand ready to deliver power. This represents a single performance obligation transferred over time, which generally represents a monthly obligation. Accordingly, capacity revenue is recognized on a monthly basis.

We are an active participant in the MISO Energy Markets, where we bid our generation into the Day Ahead and Real Time markets and procure electricity for our retail and wholesale customers at prices determined by the MISO Energy Markets. Purchase and sale transactions are recorded using settlement information provided by MISO. These purchase and sale transactions are accounted for on a net hourly position. Net purchases in a single hour are recorded as purchased power in cost of sales and net sales in a single hour are recorded as resale revenues. For resale revenues, our performance obligation is created only when electricity is sold into the MISO Energy Markets.

For all of our customers, consistent with the timing of when we recognize revenue, customer billings generally occur on a monthly basis, with payments typically due in full within 30 days. For the majority of our wholesale customers, the price billed for energy and capacity is a formula-based rate. Formula-based rates initially set a customer's current year rates based on the previous year’s expenses. This is a predetermined formula derived from the utility's costs and a reasonable rate of return. Because these rates are eventually trued up to reflect actual current year costs, they represent a form of variable consideration in certain circumstances. The variable consideration is estimated and recognized over time as wholesale customers receive and consume the capacity and electricity services.

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class for the current period:

(in millions)	Natural Gas Utility Operations
Three Months Ended March 31, 2018
Residential	$70.7
Commercial and industrial	44.0
Total retail revenues	114.7
Transport	8.0
Other utility revenues *	(12.1)
Total natural gas utility operating revenues	$110.6

*	Includes amounts (refunded to) collected from customers for purchased gas adjustment costs.

We recognize natural gas utility operating revenues under requirements contracts with residential, commercial and industrial, and transportation customers served under our tariffs. Tariffs provide our customers with the standard terms and conditions, including rates, related to the services offered. Requirements contracts provide for the delivery of as much natural gas as the customer needs.
These requirements contracts represent discrete deliveries of natural gas and constitute a single performance obligation satisfied over time. Our performance obligation is both created and satisfied with the transfer of control of natural gas upon delivery to the customer. For most of our customers, natural gas is delivered and consumed by the customer simultaneously. A performance obligation can be bundled to consist of both the sale and the delivery of the natural gas commodity. Certain of our customers can purchase the commodity from a third party. In this case, the performance obligation only includes the delivery of the natural gas to the customer.

The transaction price of the performance obligations is valued using rates in our tariffs, which are approved by the PSCW. These rates often have a fixed component customer charge and a usage-based variable component. We recognize revenue for the fixed component customer charge monthly using a time-based output method. We recognize revenue for the usage-based variable component using an output method based on natural gas delivered each month.

Consistent with the timing of when we recognize revenue, customer billings generally occur on a monthly basis, with payments typically due in full within 30 days.

03/31/2018 Form 10-Q	8	Wisconsin Public Service Corporation

Other Operating Revenues

Other operating revenues for the three months ended March 31, 2018, consist primarily of late payment charges.

NOTE 4—PROPERTY, PLANT, AND EQUIPMENT

Utility Segment Plant to be Retired

We have evaluated future plans for our older and less efficient fossil fuel generating units and have announced the retirement of the plants identified below. The net book value of these plants was classified as plant to be retired within property, plant, and equipment on our balance sheet at March 31, 2018. In addition, severance expense in the amount of $3.6 million was recorded within the utility segment in 2017 related to these announced plant retirements.

Pulliam Power Plant

We anticipate retiring Pulliam generating units 7 and 8 near the end of 2018 when certain transmission lines are completed. Retirement of the Pulliam generating units was probable at March 31, 2018. The net book value of these generating units was $43.6 million at March 31, 2018, and was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW. See Note 16, Commitments and Contingencies, for more information.

Edgewater Unit 4

As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, retirement of the Edgewater 4 generating unit was probable at March 31, 2018. The plant must be retired by September 30, 2018. The net book value of our ownership share of this generating unit was $12.7 million at March 31, 2018, and was classified as plant to be retired within property, plant, and equipment on our balance sheet. This unit is included in rate base, and we continue to depreciate it on a straight-line basis using the composite depreciation rates approved by the PSCW. See Note 16, Commitments and Contingencies, for more information regarding the Consent Decree.

NOTE 5—COMMON EQUITY

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to the sole holder of our common stock, Integrys, in the form of cash dividends, loans, or advances. In addition, Wisconsin law prohibits us from making loans to or guaranteeing obligations of WEC Energy Group, Integrys, or their subsidiaries. See Note 9, Common Equity, in our 2017 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 6—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	March 31, 2018	December 31, 2017
Commercial paper
Amount outstanding	$279.3	$293.1
Weighted-average interest rate on amounts outstanding	2.21%	1.72%

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2018, was $268.6 million with a weighted-average interest rate during the period of 1.84%.

03/31/2018 Form 10-Q	9	Wisconsin Public Service Corporation

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	March 31, 2018
Revolving credit facility	October 2022	$400.0

Less: commercial paper outstanding		$279.3
Available capacity under existing agreement		$120.7

NOTE 7—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	March 31, 2018	December 31, 2017
Fossil fuel	$52.8	$43.8
Materials and supplies	43.4	40.8
Natural gas in storage	3.6	22.4
Total	$99.8	$107.0

Substantially all fossil fuel, materials and supplies, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

NOTE 8—INCOME TAXES

The provision for income taxes for the quarter ended March 31, 2018, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Amount	Effective Tax Rate
Statutory federal income tax	$13.8	21.0%
State income taxes net of federal tax benefit	4.1	6.2%
Federal tax reform	(1.6)	(2.5)%
Other	(0.4)	(0.5)%
Total income tax expense	$15.9	24.2%

The effective tax rate of 24.2% for the first quarter of 2018 differs from the United States statutory federal income tax rate of 21% primarily due to state income taxes, partially offset by the impact of the Tax Legislation. The Tax Legislation, signed into law in December 2017, required us to remeasure our deferred income taxes and begin to amortize the resulting excess deferred income taxes beginning in 2018 in accordance with normalization requirements (see Federal tax reform line above). See Note 18, Regulatory Environment, for more information on the Tax Legislation.

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

NOTE 9—FAIR VALUE MEASUREMENTS

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

03/31/2018 Form 10-Q	10	Wisconsin Public Service Corporation

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We use a mid-market pricing convention (the mid-point between bid and ask prices) as a practical measure for valuing certain derivative assets and liabilities. We primarily use a market approach for recurring fair value measurements and attempt to use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.8	$—	$—	$0.8
Petroleum product contracts	0.1	—	—	0.1
FTRs	—	—	0.7	0.7
Coal contracts	—	0.4	—	0.4
Total derivative assets	$0.9	$0.4	$0.7	$2.0

Derivative liabilities
Natural gas contracts	$1.2	$—	$—	$1.2
Coal contracts	—	0.3	—	0.3
Total derivative liabilities	$1.2	$0.3	$—	$1.5

	December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.8	$—	$—	$0.8
Petroleum product contracts	0.3	—	—	0.3
FTRs	—	—	2.0	2.0
Coal contracts	—	0.4	—	0.4
Total derivative assets	$1.1	$0.4	$2.0	$3.5

Derivative liabilities
Natural gas contracts	$2.3	$—	$—	$2.3
Coal contracts	—	0.5	—	0.5
Total derivative liabilities	$2.3	$0.5	$—	$2.8

03/31/2018 Form 10-Q	11	Wisconsin Public Service Corporation

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2018	2017
Balance at the beginning of period	$2.0	$2.0
Settlements	(1.3)	(1.4)
Balance at the end of period	$0.7	$0.6

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	March 31, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,166.4	$1,261.3	$1,166.2	$1,302.4

The fair values of long-term debt are categorized within Level 2 of the fair value hierarchy.

NOTE 10—DERIVATIVE INSTRUMENTS

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

The following table shows our derivative assets and derivative liabilities:

	March 31, 2018		December 31, 2017
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$0.8	$1.0	$0.8	$1.9
Petroleum products contracts	0.1	—	0.3	—
FTRs	0.7	—	2.0	—
Coal contracts	0.1	0.3	—	0.5
Total other current *	$1.7	$1.3	$3.1	$2.4

Other long-term
Natural gas contracts	$—	$0.2	$—	$0.4
Coal contracts	0.3	—	0.4	—
Total other long-term *	$0.3	$0.2	$0.4	$0.4
Total	$2.0	$1.5	$3.5	$2.8

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

03/31/2018 Form 10-Q	12	Wisconsin Public Service Corporation

Realized gains (losses) on derivative instruments are primarily included in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	13.0 Dth	$(1.7)	5.1 Dth	$(0.5)
Petroleum products contracts	0.7 gallons	0.1	— gallons	—
FTRs	2.4 MWh	2.9	2.2 MWh	0.5
Total		$1.3		$—

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At March 31, 2018 and December 31, 2017, we had posted cash collateral of $3.2 million and $4.9 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	March 31, 2018			December 31, 2017
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$2.0	$1.5		$3.5	$2.8
Gross amount not offset on the balance sheet	(1.0)	(1.2)	(1)	(1.1)	(2.3)	(2)
Net amount	$1.0	$0.3		$2.4	$0.5

(1) Includes cash collateral posted of $0.2 million.

(2) Includes cash collateral posted of $1.2 million.

NOTE 11—GUARANTEES

As of March 31, 2018, we had a $19.3 million standby letter of credit, due in March 2019, that was issued by a financial institution for the benefit of a third party that extended credit to us. This amount is not reflected on our balance sheets.

NOTE 12—EMPLOYEE BENEFITS

Through December 31, 2016, we participated in the Integrys Energy Group Retirement Plan, a noncontributory, qualified pension plan sponsored by WBS. We were responsible for our share of the plan assets and obligations. Effective January 1, 2017, the Integrys Energy Group Retirement Plan was split into six separate plans. As a result, we now have our own pension plan. While the split did not impact our pension benefit obligation, federal regulations required a different allocation of assets among the new plans. Assets were transferred out of our plan in January 2017, however we made additional contributions to the plan as discussed below. See Note 15, Related Parties, for more information.

The following tables show the components of net periodic pension and OPEB costs for our benefit plans:

	Pension Costs
	Three Months Ended March 31
(in millions)	2018	2017
Service cost	$2.6	$2.6
Interest cost	6.5	6.8
Expected return on plan assets	(12.2)	(11.5)
Amortization of net actuarial loss	5.0	4.3
Net periodic benefit cost	$1.9	$2.2

03/31/2018 Form 10-Q	13	Wisconsin Public Service Corporation

	OPEB Costs
	Three Months Ended March 31
(in millions)	2018	2017
Service cost	$1.6	$1.6
Interest cost	2.0	2.4
Expected return on plan assets	(4.4)	(4.1)
Amortization of prior service credit	(2.8)	(2.3)
Amortization of net actuarial loss	0.6	0.6
Net periodic benefit credit	$(3.0)	$(1.8)

During the three months ended March 31, 2018, we made contributions and payments of $0.1 million related to our pension plans and $0.1 million related to our OPEB plans. We expect to make contributions and payments of $0.6 million related to our pension plans and $0.1 million related to our OPEB plans during the remainder of 2018, dependent upon various factors affecting us, including our liquidity position and the effects of the new Tax Legislation.

Effective January 1, 2018, we adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which modifies certain aspects of the accounting for employee benefit costs. Under the new guidance, only the service cost component can be included in total operating expenses. The remaining components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component, outside of operating income. As required, this change was applied retrospectively to all prior periods presented. Accordingly, for the quarters ended March 31, 2018 and 2017, we have presented the service cost component of our retirement benefit plans in other operation and maintenance on the income statements, while presenting the non-service cost components in other income, net. For the quarters ended March 31, 2018 and 2017, the non-service cost components of net benefit cost were in a net credit position, in the amount of $(4.5) million and $(2.8) million, respectively. The $(2.8) million related to the first quarter of 2017 was reclassified from other operation and maintenance to other income, net on our income statements.

As required by ASU 2017-07, our income statements for the years ended December 31, 2017, 2016, and 2015 were retroactively restated from what was previously presented in our 2017 Annual Report on Form 10-K. The impacts to our income statements from adoption of this standard are reflected in the table below.

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
(in millions)	Form 10-K Income Statement	Impact of ASU 2017-07	Income Statement After Adoption	Form 10-K Income Statement	Impact of ASU 2017-07	Income Statement After Adoption	Form 10-K Income Statement	Impact of ASU 2017-07	Income Statement After Adoption
Operating expenses
Other operation and maintenance	$435.8	$11.8	$447.6	$493.2	$10.5	$503.7	$493.4	$17.6	$511.0

Other expense
Other income, net	11.9	11.8	23.7	30.8	10.5	41.3	25.6	17.6	43.2

In addition, under ASU 2017-07, only the service cost component of net periodic benefit cost is eligible for capitalization to property, plant, and equipment. In prior periods, a portion of all net benefit cost components was capitalized to property, plant, and equipment. As required, this amendment was applied prospectively, beginning January 1, 2018. As a result of the application of accounting principles for rate regulated entities, the non-service cost components of the net benefit cost that are no longer eligible for capitalization under this standard, but are capitalized under the regulatory framework, will be presented as regulatory assets or liabilities rather than property, plant, and equipment.

NOTE 13—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the three months ended March 31, 2018 and 2017.

03/31/2018 Form 10-Q	14	Wisconsin Public Service Corporation

The identifiable intangible assets other than goodwill listed below are classified as other long-term assets on our balance sheets.

	March 31, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets *	$8.3	$(5.9)	$2.4	$8.3	$(5.6)	$2.7
Unamortized intangible assets	0.4	—	0.4	0.4	—	0.4
Total intangible assets	$8.7	$(5.9)	$2.8	$8.7	$(5.6)	$3.1

*
Represents contractual service agreements that provide for major maintenance and protection against unforeseen maintenance costs related to the combustion turbine generators at the Fox Energy Center. The remaining amortization period at March 31, 2018, was approximately two years.

NOTE 14—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At March 31, 2018, we reported two segments, which are described below.

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

The other segment includes non-utility activities, as well as equity earnings from our investment in WRPC.

The following tables show summarized financial information for the three months ended March 31, 2018 and 2017, related to our reportable segments:

(in millions)	Utility	Other	Wisconsin Public Service Corporation Consolidated
Three Months Ended March 31, 2018
External revenues	$393.6	$—	$393.6
Other operation and maintenance	102.7	—	102.7
Depreciation and amortization	35.9	—	35.9
Operating income (loss)	69.3	(0.1)	69.2
Other income, net	8.9	0.4	9.3
Interest expense	12.8	—	12.8

(in millions)	Utility	Other	Wisconsin Public Service Corporation Consolidated
Three Months Ended March 31, 2017
External revenues	$389.6	$—	$389.6
Other operation and maintenance *	107.0	0.2	107.2
Depreciation and amortization	34.4	—	34.4
Operating income (loss) *	73.2	(0.2)	73.0
Other income, net	5.3	0.4	5.7
Interest expense	13.9	—	13.9

*	Includes the retroactive restatement impacts of the implementation of ASU 2017-07. See Note 12, Employee Benefits, for more information on this new standard.

NOTE 15—RELATED PARTIES

We routinely enter into transactions with related parties, including WEC Energy Group, its other subsidiaries, ATC, and other affiliated entities.

03/31/2018 Form 10-Q	15	Wisconsin Public Service Corporation

We provide and receive services, property, and other items of value to and from our ultimate parent, WEC Energy Group, and other subsidiaries of WEC Energy Group.

Prior to January 1, 2017, we held a 10.37% investment in WPSI which held an approximate 34% interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. Effective January 1, 2017, based upon input we received from the PSCW, we transferred our $67.2 million ownership interest in WPSI to another subsidiary of Integrys. In addition, we transferred $41.9 million of related deferred income tax liabilities. These transactions were non-cash equity transfers recorded to additional paid in capital between entities under common control, and therefore, did not result in the recognition of a gain or loss.

We pay ATC for transmission and other related services it provides. In addition, we provide a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. Services are billed to and from ATC under agreements approved by the PSCW, at each of our fully allocated costs.

We provide services to WRPC under an operating agreement approved by the PSCW. We are also a party to a service agreement with WRPC where we are billed for services provided by WRPC. Services are billed to and from WRPC under these agreements at a fully allocated cost.

Our balance sheets included the following receivables and payables related to transactions entered into with certain related parties:

(in millions)	March 31, 2018	December 31, 2017
Accounts receivable
Services provided to ATC	$0.5	$0.7
Accounts payable
Network transmission services from ATC	7.5	9.0
Liability related to income tax allocation
Integrys	4.0	4.1

The following table shows activity associated with our related party transactions:

	Three Months Ended March 31
(in millions)	2018	2017
Transactions with WE (1)
Billings to WE	$3.2	$1.1
Billings from WE	3.0	2.5
Transactions with WBS (1)
Billings to WBS (2)	0.2	164.1
Billings from WBS (3)	52.5	32.9
Transactions with UMERC
Electric sales to UMERC	3.7	4.1
Natural gas sales to UMERC	1.2	1.1
Transactions with Bluewater (4)
Storage service fees	0.2	—
Transactions related to ATC
Charges to ATC for services and construction	1.5	1.4
Charges from ATC for network transmission services	26.5	27.0
Refund from ATC per FERC ROE order	—	8.9
Transactions with WRPC
Rental payments to WRPC (5)	0.3	0.1
Purchases of energy from WRPC (5)	—	0.5
Charges from WRPC for services	0.6	0.2
Charges to WRPC for operations	0.2	0.2

(1)	Includes amounts billed for services, pass through costs, and other items in accordance with approved AIAs.

(2)
For the three months ended March 31, 2017, included $161.9 million of cash received related to our transfer of pension trust assets in conjunction with the Integrys pension plan split. Effective January 1, 2017, the Integrys Energy Group Retirement Plan was split into six separate

03/31/2018 Form 10-Q	16	Wisconsin Public Service Corporation

plans. As a result, we now have our own pension plan. While the split did not impact our pension benefit obligation, federal regulations required a different allocation of assets among the new plans. Assets were transferred out of our plan in January 2017. See Note 12, Employee Benefits, for more information. There were no transfers of assets to WBS for the three months ended March 31, 2018.

(3)
Includes $23.3 million for the transfer of certain software assets from WBS for the three months ended March 31, 2018. There were no transfers of assets from WBS for the three months ended March 31, 2017.

(4)	WEC Energy Group's acquisition of Bluewater was completed June 30, 2017. See below for more information.

(5)	In March 2017, we terminated our power purchase agreement with WRPC and entered into an agreement with WRPC to rent 50% of its hydroelectric power generation facilities.

Upper Michigan Energy Resources Corporation

In December 2016, both the MPSC and the PSCW approved the operation of UMERC as a stand-alone utility in the Upper Peninsula of Michigan. UMERC, a subsidiary of WEC Energy Group, became operational effective January 1, 2017, and we transferred customers and property, plant, and equipment as of that date. We transferred approximately 9,000 retail electric customers and 5,300 natural gas customers to UMERC, along with approximately 600 miles of electric distribution lines and approximately 100 miles of natural gas distribution mains. We also transferred related electric distribution substations in the Upper Peninsula of Michigan and all property rights for the distribution assets to UMERC. The book value of the net assets (including the related deferred income tax liabilities) transferred to UMERC from us in 2017 was $20.6 million. This transaction was a non-cash equity transfer recorded to additional paid in capital between entities under common control, and therefore, did not result in the recognition of a gain or loss. UMERC currently meets its market obligations through power purchase agreements with us and WE.

WEC Energy Group's Acquisition of Natural Gas Storage Facilities in Michigan

On June 30, 2017, WEC Energy Group completed the acquisition of Bluewater for $226.0 million. Bluewater owns natural gas storage facilities in Michigan that will provide a portion of the current storage needs for our natural gas utility operations. In September 2017, we finalized a long-term service agreement with a wholly owned subsidiary of Bluewater to take the allocated storage, which was then approved by the PSCW in November 2017. See Note 18, Regulatory Environment, for more information.

NOTE 16—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of March 31, 2018, were $906.1 million. This amount excludes WPS's purchase obligations under a power purchase agreement with Forward Wind Energy Center, as the agreement was terminated on April 2, 2018, in connection with the acquisition of the facility. See Note 2, Acquisition, for more information.

Environmental Matters

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues affecting us include, but are not limited to, current and future regulation of air emissions such as sulfur dioxide, nitrogen oxide, fine particulates, mercury, and GHGs; water intake and discharges; disposal of coal combustion products such as fly ash; and remediation of impacted properties, including former manufactured gas plant sites.

03/31/2018 Form 10-Q	17	Wisconsin Public Service Corporation

Air Quality

8-Hour Ozone National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 National Ambient Air Quality Standards. In December 2017, the EPA informed Wisconsin of its intended area designations of all the counties along Wisconsin's Lake Michigan shoreline, except Brown, Kewaunee, Marinette, and Oconto Counties, as either partial or full nonattainment. Waukesha and Washington counties were also included due to the counties being in the Milwaukee combined statistical area. The EPA issued final nonattainment area designations on May 1, 2018. The final designations differ significantly from the intended nonattainment areas EPA proposed late in December 2017. The following counties were designated as partial nonattainment: Manitowoc, Sheboygan, Northern Milwaukee/Ozaukee shoreline, and Kenosha. Racine, Waukesha, and Washington counties will be designated attainment/unclassifiable. For nonattainment areas, the state of Wisconsin will have to develop a state implementation plan to bring the areas back into attainment. We will be required to comply with this state implementation plan no earlier than 2020. We believe we are well positioned to meet the requirements associated with the ozone standard and do not expect to incur significant costs to comply.

Climate Change

In 2015, the EPA issued a final rule regulating GHG emissions from existing generating units, referred to as the Clean Power Plan, a proposed federal plan and model trading rules as alternatives or guides to state compliance plans, and final performance standards for modified and reconstructed generating units and new fossil-fueled power plants. In October 2015, following publication of the CPP, numerous states (including Wisconsin) and other parties, filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. The D.C. Circuit Court of Appeals denied the stay request, but in February 2016, the Supreme Court stayed the effectiveness of the CPP until disposition of the litigation in the D.C. Circuit Court of Appeals and, to the extent that further appellate review is sought, at the Supreme Court. The D.C. Circuit Court of Appeals heard one case in September 2016, and the other case is still pending. In April 2017, pursuant to motions made by the EPA, the D.C. Circuit Court of Appeals ordered the cases to be held in abeyance. Supplemental briefs were provided addressing whether the cases should be remanded to the EPA rather than held in abeyance. The EPA argued that the cases should continue to be held in abeyance pending the conclusion of the EPA's review of the CPP and any resulting rulemaking.

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

Notwithstanding the uncertain future of the CPP, and given current fuel and technology markets, we continue to evaluate opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute towards long-term GHG reductions. WEC Energy Group's plan, which includes us, is to work with its industry partners, environmental groups, and the State of Wisconsin, with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. We have implemented and continue to evaluate numerous options in order to meet WEC Energy Group's CO2 reduction goal, such as increased use of existing natural gas combined cycle units, co-firing or switching to natural gas in existing coal-fired units, reduced operation or retirement of existing coal-fired units, addition of new renewable energy resources (wind, solar), and consideration of supply and demand-side energy efficiency and distributed generation. As a result of WEC Energy Group's generation reshaping plan, we expect to retire 308 MW of coal generation by 2020, including Pulliam power plant and the jointly-owned Edgewater Unit 4 generation units. See Note 4, Property, Plant, and Equipment, for more information. In addition, we are evaluating our goal, and possible subsequent actions, with

03/31/2018 Form 10-Q	18	Wisconsin Public Service Corporation

respect to national and international efforts to reduce future GHG emissions in order to limit future global temperature increases to less than two degrees Celsius.

We are required to report our CO2 equivalent emissions from our electric generating facilities under the EPA Greenhouse Gases Reporting Program. For 2017, we reported aggregated CO2 equivalent emissions of 5.7 million metric tonnes to the EPA. The level of CO2 and other GHG emissions varies from year to year and is dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed, and how our units are dispatched by MISO.

We are also required to report CO2 equivalent amounts related to the natural gas that our natural gas operations distribute and sell. For 2017, we reported aggregated CO2 equivalent emissions of 3.5 million metric tonnes to the EPA.

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

Facility owners must select from seven compliance options available to meet the impingement mortality (IM) reduction standard. The rule requires state permitting agencies to make BTA determinations, subject to EPA oversight, for IM reduction over the next several years as facility permits are reissued. Based on our assessment, we believe that existing technologies at our generating facilities, except for Pulliam Units 7 and 8, satisfy the IM BTA requirements. We plan to retire Pulliam Units 7 and 8 as early as late 2018. Therefore, we are not planning to make alterations to the existing water intake at Pulliam Units 7 and 8. Based on the reissued WPDES permit for Weston, the WDNR will not require physical modifications to the Weston Unit 2 intake structure to meet the IM BTA requirements based on low capacity use of the unit.

BTA determinations must also be made by the WDNR to address entrainment mortality (EM) reduction on a site-specific basis taking into consideration several factors. The Weston WPDES permit was reissued on March 29, 2018 and includes an interim 316(b) BTA determination for Weston Units 2, 3 and 4.  During the next five year WPDES permit term (expiration of March 31, 2023), we will conduct an entrainment study for Weston Units 3 and 4 and intend to extrapolate these results to assess Weston Unit 2. The entrainment study and other technical information will be used by the DNR to make a final 316(b) determination during the next five year WPDES permit term. At this time we expect that the WDNR will conclude that the existing cooling tower systems for Weston Units 3 and 4 are BTA for both impingement and entrainment reduction. In addition, the WDNR has initially indicated that based on the low capacity utilization of Weston Unit 2, no impingement mortality reduction technology will be required and further entrainment reduction will not be necessary.  Also, due to our plans to retire Pulliam Units 7 and 8, we do not believe that BTA determinations for EM will be necessary for these units.

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

Steam Electric Effluent Limitation Guidelines

The EPA's final steam electric effluent limitations guidelines (ELG) rule took effect in January 2016. Various petitions challenging the rule were consolidated and are pending in the United States Fifth Circuit Court of Appeals. In April 2017, the EPA issued an administrative stay of certain compliance deadlines while further reviewing the rule. In September 2017, the EPA issued a final rule ("Postponement Rule") to postpone the earliest compliance dates for the bottom ash transport water and wet flue gas desulfurization wastewater requirements. This rule applies to wastewater discharges from our power plant processes in Wisconsin. While the ELG compliance deadlines are postponed, the WDNR has indicated that it will refrain from incorporating certain new requirements into any reissued discharge permits between 2018 and 2023.

03/31/2018 Form 10-Q	19	Wisconsin Public Service Corporation

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

The final rule would require dry fly ash handling, which is already in place at all of our power plants. Dry bottom ash transport systems are required by the new rule, and modifications would be required at Weston Unit 3. We are beginning preliminary engineering for compliance with the rule and estimate approximately $20 million would be required to design and install a dry bottom ash transport system for Weston Unit 3. This estimate reflects the planned retirements of certain of our generation plants as a result of WEC Energy Group's generation reshaping plan discussed in Climate Change above.

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	March 31, 2018	December 31, 2017
Regulatory assets	$115.2	$116.0
Reserves for future remediation	99.6	99.6

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

03/31/2018 Form 10-Q	20	Wisconsin Public Service Corporation

We anticipate retiring Pulliam generating units 7 and 8 near the end of 2018 when certain transmission lines are completed. See Note 4, Property, Plant, and Equipment, for more information about the retirement.

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

As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, retirement of the Edgewater 4 generating unit was probable at March 31, 2018. The plant must be retired by September 30, 2018. See Note 4, Property, Plant, and Equipment, for more information about the retirement.

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31
(in millions)	2018	2017
Cash (paid) for interest, net of amount capitalized	$(1.2)	$(0.3)
Cash (paid) for income taxes, net	—	(2.3)
Significant noncash transactions:
Accounts payable related to construction costs	8.1	20.6
Transfer of ownership in WPSI to another subsidiary of Integrys *	—	67.2
Transfer of net assets to UMERC *	—	21.1

*	See Note 15, Related Parties, for more information on these transactions.

NOTE 18—REGULATORY ENVIRONMENT

Tax Cuts and Jobs Act of 2017

We deferred for return to ratepayers, through future refunds, bill credits, or reductions in other regulatory assets, the estimated tax benefit of $444.7 million related to the Tax Legislation that was signed into law in December 2017. This tax benefit resulted from the revaluation of deferred taxes in December 2017. The current 2018 tax benefit related to the Tax Legislation, which reduced the corporate federal tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018, is also being deferred for return to ratepayers.

In April 2018, the PSCW issued a preliminary determination regarding the benefits associated with the Tax Legislation. For our electric utility operations, the PSCW indicated that 80% of current 2018 and 2019 tax benefits should be used to reduce certain regulatory assets, with the remaining 20% returned to our electric customers in the form of bill credits. For our natural gas utility operations, the PSCW indicated that 100% of current 2018 and 2019 tax benefits should be returned to our natural gas customers in the form of bill credits. Regarding the net tax benefit associated with the revaluation of deferred taxes, amortization required in accordance with normalization accounting for our electric operations should be used to reduce certain regulatory assets, while the timing and method of returning the remaining net tax benefit associated with the revaluation of deferred taxes was not addressed and will be determined in a future rate proceeding. Until we receive the final written order, the specific terms are subject to change.
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

03/31/2018 Form 10-Q	21	Wisconsin Public Service Corporation

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

Pursuant to the settlement agreement, we also agreed to adopt, beginning in 2018, the earnings sharing mechanism that has been in place for WE and WG since January 2016, and agreed to keep the mechanism in place through 2019. Under this earnings sharing mechanism, if we earn above our authorized ROE, 50% of the first 50 basis points of additional utility earnings must be shared with customers. All utility earnings above the first 50 basis points must also be shared with customers.

Acquisition of a Wind Energy Generation Facility in Wisconsin

In October 2017, we, along with two other unaffiliated utilities, entered into an agreement to purchase the Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 129 MW. The FERC approved the transaction in January 2018, and the PSCW approved the transaction in March 2018. The transaction closed on April 2, 2018. See Note 2, Acquisition, for more information.

Natural Gas Storage Facilities in Michigan

In January 2017, WEC Energy Group signed an agreement for the acquisition of Bluewater. Bluewater owns natural gas storage facilities in Michigan that are providing a portion of the current storage needs for our natural gas operations. As a result of this agreement, we, along with WE and WG, filed a request with the PSCW in February 2017 for a declaratory ruling on various items associated with the storage facilities. In the filing, we requested that the PSCW review and confirm the reasonableness and prudency of our potential long-term storage service agreement and interstate natural gas transportation contracts related to the storage facilities. We also requested approval to amend WEC Energy Group's AIA to ensure WBS and WEC Energy Group's other subsidiaries could provide services to the storage facilities. The PSCW granted, subject to various conditions, these declarations and approvals, and WEC Energy Group acquired Bluewater on June 30, 2017. In September 2017, we finalized the long-term service agreement for the natural gas storage, which was approved by the PSCW in November 2017. See Note 15, Related Parties, for more information.

NOTE 19—NEW ACCOUNTING PRONOUNCEMENTS

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

03/31/2018 Form 10-Q	22	Wisconsin Public Service Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2017.

Introduction

We are an electric and natural gas utility and an indirect wholly owned subsidiary of WEC Energy Group. We derive revenues primarily from the distribution and sale of electricity and natural gas to retail customers in northeastern Wisconsin. We also provide wholesale electric service to numerous utilities and cooperatives for resale. We conduct our business primarily through our utility reportable segment. See Note 14, Segment Information, for more information on our reportable business segments.

Corporate Strategy

Our goal is to continue to build and sustain long-term value for customers and shareholders by focusing on the fundamentals of our business: reliability; operating efficiency; financial discipline; customer care; and safety.

Reshaping Our Generation Fleet

WEC Energy Group has developed and is executing a plan to reshape its generation portfolio. This plan will balance reliability and customer cost with environmental stewardship. Taken as a whole, this plan should reduce costs to customers, preserve fuel diversity, and lower carbon emissions. Generation reshaping includes retiring older fossil fuel generation units, building state-of-the-art natural gas generation, and investing in cost-effective zero-carbon generation with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. WEC Energy Group expects to retire approximately 1,800 MW of coal generation by 2020 across its electric utilities, and add additional natural gas-fired generating units and renewable generation, including utility-scale solar projects. See Note 4, Property, Plant, and Equipment, for information related to the planned retirements of our Pulliam power plant and jointly-owned Edgewater Unit 4 as part of WEC Energy Group's plan.

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

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our company. For example, we are making progress on our Advanced Metering Infrastructure program, replacing aging meter-reading equipment on both our network and customer property. An integrated system of smart meters, communication networks, and data management programs enables two-way communication between us and our customers. This program reduces the manual effort for disconnects and reconnects and enhances outage management capabilities.

WEC Energy Group continues to focus on integrating and improving business processes and consolidating its IT infrastructure across all of its companies. We expect these efforts to continue to drive operational efficiency and to put us in position to effectively support plans for future growth.

03/31/2018 Form 10-Q	23	Wisconsin Public Service Corporation

Financial Discipline

A strong adherence to financial discipline is essential to earning our authorized ROE and maintaining a strong balance sheet, stable cash flows, and quality credit ratings.

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, and equipment, that are no longer performing as intended, or have an unacceptable risk profile. See Note 2, Acquisition, for more information about our acquisition of a portion of a wind energy generation facility in Wisconsin.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018

Consolidated Earnings

Our consolidated earnings for the first quarter of 2018 were $49.8 million, compared to $39.3 million for the same quarter in 2017. See below for additional information on the $10.5 million increase in consolidated earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the first quarter of 2018 and 2017 was

03/31/2018 Form 10-Q	24	Wisconsin Public Service Corporation

$69.3 million and $73.2 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income for the first quarter of 2018 with the first quarter of 2017, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended March 31
(in millions)	2018	2017	B (W)
Electric revenues	$282.7	$287.6	$(4.9)
Fuel and purchased power	101.3	99.5	(1.8)
Total electric margins	181.4	188.1	(6.7)

Natural gas revenues	110.9	102.0	8.9
Cost of natural gas sold	74.5	65.4	(9.1)
Total natural gas margins	36.4	36.6	(0.2)

Total electric and natural gas margins	217.8	224.7	(6.9)

Other operation and maintenance	102.7	107.0	4.3
Depreciation and amortization	35.9	34.4	(1.5)
Property and revenue taxes	9.9	10.1	0.2
Operating income	$69.3	$73.2	$(3.9)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2018	2017	B (W)
Operation and maintenance not included in line items below	$57.4	$61.8	$4.4
Transmission (1)	36.9	35.9	(1.0)
Regulatory amortizations and other pass through expenses (2)	8.4	9.3	0.9
Total other operation and maintenance	$102.7	$107.0	$4.3

(1)
The PSCW has approved escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended March 31, 2018 and 2017, $36.3 million and $26.9 million, respectively, of costs were billed to us by transmission providers.

(2)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	MWh (in thousands)
Electric Sales Volumes	2018	2017	B (W)
Customer class
Residential	743.4	714.2	29.2
Small commercial and industrial	966.5	949.7	16.8
Large commercial and industrial	975.1	979.8	(4.7)
Other	7.8	7.9	(0.1)
Total retail	2,692.8	2,651.6	41.2
Wholesale	605.4	659.8	(54.4)
Resale	252.2	144.7	107.5
Total sales in MWh	3,550.4	3,456.1	94.3

03/31/2018 Form 10-Q	25	Wisconsin Public Service Corporation

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2018	2017	B (W)
Customer class
Residential	116.8	106.5	10.3
Commercial and industrial	81.8	71.9	9.9
Total retail	198.6	178.4	20.2
Transport	132.2	127.3	4.9
Total sales in therms	330.8	305.7	25.1

	Three Months Ended March 31
	Degree Days
Weather *	2018	2017	B (W)
Heating (3,624 normal)	3,636	3,273	363

*	Normal heating degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Utility Margins

Electric utility margins decreased $6.7 million during the first quarter of 2018, compared with the same quarter in 2017. The significant factors impacting the lower margins were:

•
A $7.8 million decrease in margins related to amounts expected to be returned to customers through refunds, bill credits, or reductions in other regulatory assets, driven by the Tax Legislation signed into law in December 2017. See Note 8, Income Taxes, and Note 18, Regulatory Environment, for more information.

•	A $1.9 million decrease in wholesale margins driven both by reduced capacity rates reflecting the Tax Legislation signed into law in December 2017 as well as lower sales volumes.

These decreases in margins were partially offset by a $4.2 million increase related to higher retail sales volumes during the first quarter of 2018, primarily driven by colder winter weather. As measured by heating degree days, the first quarter of 2018 was 11.1% colder than the same quarter in 2017.

Natural Gas Utility Margins

Natural gas utility margins decreased $0.2 million during the first quarter of 2018, compared with the same quarter in 2017, driven by a $1.6 million decrease in margins related to amounts expected to be returned to customers through refunds, bill credits, or reductions in other regulatory assets in connection with the Tax Legislation signed into law in December 2017. This decrease was partially offset by a $0.9 million increase in margins as a result of colder winter weather.

Operating Income

Operating income at the utility segment decreased $3.9 million during the first quarter of 2018, compared with the same quarter in 2017. The decrease was driven by the $6.9 million decrease in margins discussed above, partially offset by a $3.0 million decrease in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes).

The significant factors impacting the decrease in operating expenses were:

•	A $2.6 million decrease in electric and natural gas distribution expenses, primarily driven by lower storm damage.

•
A $1.6 million decrease in expenses at our plants, primarily related to the winding down of operations in anticipation of expected plant retirements later this year. This resulted in lower labor costs during the first quarter of 2018. See Note 4, Property, Plant, and Equipment, for more information on the plants to be retired.

03/31/2018 Form 10-Q	26	Wisconsin Public Service Corporation

These decreases in operating expenses were partially offset by a $2.1 million increase in benefit costs.

Other Segment Contribution to Operating Income

	Three Months Ended March 31
(in millions)	2018	2017	B (W)
Operating loss	$(0.1)	$(0.2)	$0.1

Consolidated Other Income, Net

	Three Months Ended March 31
(in millions)	2018	2017	B (W)
AFUDC – Equity	$1.1	$0.9	$0.2
Other, net	8.2	4.8	3.4
Other income, net	$9.3	$5.7	$3.6

Other income, net increased by $3.6 million when compared to the first quarter of 2017, due in part to a $1.7 million increase related to the classification of the non-service cost components of net periodic benefit cost in other income, net as a result of the adoption of ASU 2017-07, effective January 1, 2018. See Note 12, Employee Benefits, for more information.

Consolidated Interest Expense

	Three Months Ended March 31
(in millions)	2018	2017	B (W)
Interest expense	$12.8	$13.9	$1.1

Consolidated Income Tax Expense

	Three Months Ended March 31
	2018	2017	B (W)
Effective tax rate	24.2%	39.4%	15.2%

Our effective tax rate decreased by 15.2% when compared with the first quarter of 2017, primarily due to the impact of the Tax Legislation. See Note 8, Income Taxes, and Note 18, Regulatory Environment, for more information.

We expect our 2018 annual effective tax rate to be between 23% and 24%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the three months ended March 31:

(in millions)	2018	2017	Change in 2018 Over 2017
Cash provided by (used in):
Operating activities	$159.7	$226.3	$(66.6)
Investing activities	(114.3)	(66.1)	(48.2)
Financing activities	(43.7)	(150.8)	107.1

Operating Activities

Net cash provided by operating activities decreased $66.6 million during the first quarter of 2018, compared with the same period in 2017, driven by a $161.9 million decrease in cash related to cash received for net assets transferred out of our pension plan in the first quarter of 2017. See Note 15, Related Parties, for more information.

03/31/2018 Form 10-Q	27	Wisconsin Public Service Corporation

This decrease in net cash provided by operating activities was partially offset by:

•	A $65.1 million decrease in contributions and payments to our pension and OPEB plans during the first quarter of 2018, compared with the same period in 2017.

•	A $16.6 million increase in cash related to higher overall collections from customers, primarily driven by colder winter weather in the first quarter of 2018, compared with the same period in 2017.

•
An $11.4 million increase in cash due to lower payments for operating and maintenance costs. During the first quarter of 2018, our payments related to plant operating costs and electric and natural gas distribution costs decreased.

Investing Activities

Net cash used in investing activities increased $48.2 million during the first quarter of 2018, compared with the same period in 2017, driven by a $24.4 million increase in cash paid for capital expenditures, which is discussed in more detail below. In addition, we paid $23.3 million for software assets received from WBS during the first quarter of 2018.

Capital Expenditures

Capital expenditures for the three months ended March 31 were as follows:

(in millions)	2018	2017	Change in 2018 Over 2017
Capital expenditures	$90.6	$66.2	$24.4

The increase in cash paid for capital expenditures during the first quarter of 2018 was driven by higher expenditures for the SMRP. This increase was partially offset by lower expenditures for upgrades to combustion turbine units at the Fox Energy Center, which were completed in June 2017.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities decreased $107.1 million during the first quarter of 2018, compared with the same period in 2017, driven by:

•
A $75.0 million decrease in dividends paid to our parent during the first quarter of 2018. We paid a special dividend to our parent to balance our capital structure during the first quarter of 2017, driven by cash received for assets transferred out of our pension plan in January 2017.

•	A $32.1 million decrease in net repayments of commercial paper during the first quarter of 2018, compared with the same period in 2017.

For more information on our short-term financing activities, see Note 6, Short-Term Debt and Lines of Credit.

Capital Resources and Requirements

Capital Resources

Liquidity

We anticipate meeting our capital requirements for our existing operations through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors, and equity contributions from our parent.

03/31/2018 Form 10-Q	28	Wisconsin Public Service Corporation

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

We maintain a bank back-up credit facility, which provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. See Note 6, Short-Term Debt and Lines of Credit, for more information on our credit facility.

Working Capital

As of March 31, 2018, our current liabilities exceeded our current assets by $400.0 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt.

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

Capital Requirements

Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, impacts from the Tax Legislation, acquisition and development opportunities, market volatility, and economic trends. Our estimated capital expenditures for the next three years are as follows:

(in millions)
2018	$463.0
2019	391.5
2020	838.1
Total	$1,692.6

We are continuing work on the SMRP. This project involves modernizing parts of our electric distribution system, including burying or upgrading lines. The project focuses on constructing facilities to improve the reliability of electric service that we provide to our customers. We expect to invest approximately $250 million between 2018 and 2021 on this project. We also continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include the advanced metering infrastructure

03/31/2018 Form 10-Q	29	Wisconsin Public Service Corporation

(AMI) program. AMI is an integrated system of smart meters, communication networks and data management systems that enable two-way communication between utilities and customers.

Additionally, as part of our commitment to invest in zero-carbon generation, we plan to invest in utility scale solar. Solar generation technology has greatly improved, has become more cost-effective, and it complements our summer demand curve.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. See Note 11, Guarantees, for more information.

Contractual Obligations

Due to our acquisition of Forward Wind Energy Center, our related power purchase agreement was terminated on April 2, 2018, which resulted in a reduction of our contractual obligations. See Note 16, Commitments and Contingencies, for more information.

For additional information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2017 Annual Report on Form 10-K.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. The following discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2017 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, industry restructuring, environmental matters, critical accounting policies and estimates, and other matters.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. These risks include, but are not limited to, the regulatory recovery risk described below. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2017 Annual Report on Form 10-K for a discussion of other significant risks applicable to us.

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

We expect to request or have requested recovery of the costs related to the following projects discussed in our recent or pending rate proceedings and orders:

•
In June 2016, the PSCW approved the deferral of costs related to our ReACT™ project above the originally authorized $275.0 million level through 2017. The total cost of the ReACT™ project, excluding $51 million of AFUDC, is currently estimated to be $342 million. In September 2017, the PSCW approved an extension of this deferral through 2019 as part of a settlement agreement. See Note 18, Regulatory Environment, for more information. We will be required to obtain a separate approval for collection of these deferred costs in a future rate case.

03/31/2018 Form 10-Q	30	Wisconsin Public Service Corporation

•
Prior to its acquisition by WEC Energy Group, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries, including us. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of March 31, 2018, we had not received any significant disallowances of the costs incurred for this project. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project.

See Note 18, Regulatory Environment, for more information regarding recent and pending rate proceedings and orders.

Environmental Matters

See Note 16, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Legislation was signed into law. The FERC and PSCW are working with us to return any tax savings from the Tax Legislation to customers. If the amounts our regulators order us to return to customers exceed the actual tax savings realized or if our regulators require the tax savings to be applied in a manner other than we had expected, it could have a material adverse effect on our financial condition, results of operations, and cash flow. See Note 18, Regulatory Environment, for more information.

03/31/2018 Form 10-Q	31	Wisconsin Public Service Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 9, Fair Value Measurements, Note 10, Derivative Instruments, and Note 11, Guarantees, in this report for information concerning our market risk exposures.

03/31/2018 Form 10-Q	32	Wisconsin Public Service Corporation

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

Changes in Internal Control Over Financial Reporting

During the first quarter of 2018, WEC Energy Group completed an enterprise resource planning (ERP) system integration project to bring all of its subsidiaries, including us, onto a consolidated ERP system. Accordingly, we are modifying the design and documentation of certain internal control processes and procedures related to the integrated ERP system. We do not believe that the implementation of the ERP system will have an adverse effect on our internal control over financial reporting.

With the exception of the ERP system implementation described above, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2018 Form 10-Q	33	Wisconsin Public Service Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2017 Annual Report on Form 10-K. See Note 16, Commitments and Contingencies, and Note 18, Regulatory Environment, in this report for more information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed in Note 16, Commitments and Contingencies, Note 18, Regulatory Environment, and below, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material effect on our financial statements.

Environmental Matters

Sheboygan River Matter

We were contacted by the United States Department of Justice in March 2016 to commence discussions with the federal natural resource trustees to resolve our alleged liability for natural resources damages (NRD) in the Sheboygan River related to the former Camp Marina manufactured gas plant site. We were originally notified about this claim in September 2012, but the WDNR chose not to be a party to the NRD claim negotiation in February 2014. However, the National Oceanic and Atmospheric Administration has co-equal trusteeship with the WDNR over the impacted Sheboygan River natural resources and pursued the NRD claim. Substantial remediation of the uplands at the legacy Sheboygan Camp Marina manufactured gas plant site has already occurred. We entered into a settlement agreement to resolve this matter, which was approved by the United States District Court for the Eastern District of Wisconsin on April 19, 2018. The terms of the settlement did not have a material impact on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2017. See Item 1A. Risk Factors in Part I of our 2017 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

03/31/2018 Form 10-Q	34	Wisconsin Public Service Corporation

ITEM 6. EXHIBITS

Number	Exhibit
12	Statements re Computation of Ratios

	12.1	Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

03/31/2018 Form 10-Q	35	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 4, 2018	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2018 Form 10-Q	36	Wisconsin Public Service Corporation