Form 10-Q
period 2018-06-30
WISCONSIN PUBLIC SERVICE CORP
filed 2018-08-03
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018

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

Common Stock, $4 Par Value,
23,896,962 shares outstanding at June 30, 2018

All of the common stock of Wisconsin Public Service Corporation is owned by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2018

06/30/2018 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Integrys	Integrys Holding, Inc.
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WEC Energy Group	WEC Energy Group, Inc.
WE	Wisconsin Electric Power Company
WG	Wisconsin Gas LLC
WPSI	WPS Investments, LLC
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
CAA	Clean Air Act
CO2	Carbon Dioxide
CPP	Clean Power Plan
GHG	Greenhouse Gas
NOV	Notice of Violation
WPDES	Wisconsin Pollution Discharge Elimination System

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
ROE	Return on Equity
SMRP	System Modernization and Reliability Project
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017

06/30/2018 Form 10-Q	ii	Wisconsin Public Service Corporation

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in this report and our 2017 Annual Report on Form 10-K, and those identified below:

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

•
Federal and state legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in the interpretation of regulations or permit conditions by regulatory agencies, and the recovery of associated remediation and compliance costs;

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

06/30/2018 Form 10-Q	1	Wisconsin Public Service Corporation

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

06/30/2018 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Operating revenues	$350.1	$341.6	$743.7	$731.2

Operating expenses
Cost of sales	128.6	130.5	304.4	295.4
Other operation and maintenance	105.4	108.8	208.1	216.0
Depreciation and amortization	33.6	34.4	69.5	68.8
Property and revenue taxes	10.1	9.8	20.1	19.9
Total operating expenses	277.7	283.5	602.1	600.1

Operating income	72.4	58.1	141.6	131.1

Other income, net	8.8	5.9	18.1	11.6
Interest expense	13.2	13.6	26.0	27.5
Other expense	(4.4)	(7.7)	(7.9)	(15.9)

Income before income taxes	68.0	50.4	133.7	115.2
Income tax expense	25.3	19.7	41.2	45.2
Net income	$42.7	$30.7	$92.5	$70.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2018 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	June 30,	December 31,
(in millions, except share and per share amounts)	2018	2017
Assets
Current assets
Cash and cash equivalents	$1.8	$7.9
Accounts receivable and unbilled revenues, net of reserves of $4.0	186.6	205.0
Receivables from related parties	17.2	4.4
Materials, supplies, and inventories	108.8	107.0
Prepaid taxes	38.8	52.7
Other	12.2	13.0
Current assets	365.4	390.0

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $1,740.1 and $1,633.3, respectively	4,022.1	3,823.0
Regulatory assets	362.1	382.8
Goodwill	36.4	36.4
Pension and OPEB assets	70.2	62.0
Other	64.0	54.5
Long-term assets	4,554.8	4,358.7
Total assets	$4,920.2	$4,748.7

Liabilities and Shareholder's Equity
Current liabilities
Short-term debt	$317.2	$293.1
Current portion of long-term debt	250.0	250.0
Accounts payable	122.8	130.4
Payables to related parties	59.7	30.0
Other	65.7	66.4
Current liabilities	815.4	769.9

Long-term liabilities
Long-term debt	916.6	916.2
Deferred income taxes	521.1	512.7
Deferred investment tax credits	6.5	6.7
Regulatory liabilities	699.2	689.3
Environmental remediation liabilities	99.4	99.6
Pension and OPEB obligations	24.1	24.0
Payables to related parties	3.2	3.5
Other	115.2	109.5
Long-term liabilities	2,385.3	2,361.5

Commitments and contingencies (Note 16)

Shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,065.8	996.1
Retained earnings	558.1	525.6
Shareholder's equity	1,719.5	1,617.3
Total liabilities and shareholder's equity	$4,920.2	$4,748.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2018 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2018	2017
Operating Activities
Net income	$92.5	$70.0
Reconciliation to cash provided by operating activities
Depreciation and amortization	69.5	68.8
Deferred income taxes and investment tax credits, net	15.7	18.2
Contributions and payments related to pension and OPEB plans	(0.4)	(66.2)
Cash received for pension plan assets transferred	—	161.9
Change in –
Accounts receivable and unbilled revenues	5.6	10.6
Materials, supplies, and inventories	(1.5)	13.3
Prepaid taxes	13.9	10.9
Other current assets	7.7	(2.5)
Accounts payable	50.0	(14.6)
Other current liabilities	1.0	0.3
Other, net	(1.6)	9.7
Net cash provided by operating activities	252.4	280.4

Investing Activities
Capital expenditures	(193.4)	(144.3)
Acquisition of Forward Wind Energy Center	(77.1)	—
Payments for assets transferred from WBS	(23.7)	(9.2)
Other, net	1.6	1.4
Net cash used in investing activities	(292.6)	(152.1)

Financing Activities
Change in short-term debt	24.1	(44.8)
Payment of dividends to parent	(60.0)	(135.0)
Equity contribution from parent	70.0	75.0
Net cash provided by (used in) financing activities	34.1	(104.8)

Net change in cash and cash equivalents	(6.1)	23.5
Cash and cash equivalents at beginning of period	7.9	3.1
Cash and cash equivalents at end of period	$1.8	$26.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2018 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2018

NOTE 1—GENERAL INFORMATION

As used in these notes, the term "financial statements" refers to the condensed consolidated financial statements. This includes the income statements, balance sheets, and statements of cash flows, unless otherwise noted. In this report, when we refer to "the Company," "us," "we," "our," or "ours," we are referring to Wisconsin Public Service Corporation.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2017. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of expected results for 2018 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITION

Acquisition of a Wind Energy Generation Facility in Wisconsin

On April 2, 2018, we, along with two other unaffiliated utilities, completed the purchase of Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 129 MW. The aggregate purchase price was $172.9 million of which our proportionate share was 44.6%, or $77.1 million. Since 2008 and up until the acquisition, we purchased 44.6% of the facility’s energy output under a power purchase agreement.

The table below shows the allocation of the purchase price to the assets acquired at the date of the acquisition, which are included in rate base.

(in millions)
Current assets	$0.2
Net property, plant, and equipment	76.9
Total purchase price	$77.1

Under a joint ownership agreement with the two other utilities, we are entitled to our share of generating capability and output of the facility equal to our ownership interest. We are also paying our ownership share of additional construction costs and operating expenses.

NOTE 3—OPERATING REVENUES

Adoption of ASU 2014-09, Revenues from Contracts with Customers

On January 1, 2018, we adopted ASU 2014-09, Revenues from Contracts with Customers, and the related amendments. In accordance with the guidance, we recognize revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. These revenues include unbilled revenues, which are estimated using the amount of energy delivered to our customers but not billed until after the end of the period.

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

06/30/2018 Form 10-Q	6	Wisconsin Public Service Corporation

We adopted the following practical expedients and optional exemptions for the implementation of this standard:

•	We elected to exclude from the transaction price any amounts collected from customers for all sales taxes and other similar taxes.

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

Disaggregation of Operating Revenues

The following tables present our operating revenues disaggregated by revenue source. We only have revenues associated with our utility segment. We do not have any revenues associated with our other segment. We disaggregate revenues into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. For our utility segment, revenues are further disaggregated by electric and natural gas operations and then by customer class. Each customer class within our electric and natural gas operations have different expectations of service, energy and demand requirements, and are impacted by regulatory activities within their jurisdictions.

Comparable amounts have not been presented for the three and six months ended June 30, 2017, due to our adoption of this standard under the modified retrospective method.

	Wisconsin Public Service Consolidated
(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Electric utility	$292.5	$574.6
Natural gas utility	56.9	167.5
Total revenues from contracts with customers	349.4	742.1
Other operating revenues	0.7	1.6
Total operating revenues	$350.1	$743.7

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Residential	$90.9	$185.1
Small commercial and industrial	88.4	177.2
Large commercial and industrial	64.9	115.9
Other	2.2	4.3
Total retail revenues	246.4	482.5
Wholesale	35.3	68.9
Resale	8.0	18.1
Other utility revenues	2.8	5.1
Total electric utility revenues	$292.5	$574.6

Electricity sales to residential and commercial and industrial customers are generally accomplished through requirements contracts, which provide for the delivery of as much electricity as the customer needs. These contracts represent discrete deliveries of electricity and consist of one distinct performance obligation satisfied over time, as the electricity is delivered and consumed by the

06/30/2018 Form 10-Q	7	Wisconsin Public Service Corporation

customer simultaneously. For our residential and commercial and industrial customers, our performance obligation is bundled to consist of both the sale and the delivery of the electric commodity. The rates, charges, terms, and conditions of service for sales to these customers are included in tariffs that have been approved by state regulators. These rates often have a fixed component customer charge and a usage-based variable component charge. We recognize revenue for the fixed component customer charge monthly using a time-based output method. We recognize revenue for the usage-based variable component charge using an output method based on the quantity of electricity delivered each month.

Wholesale customers who resell power can choose to either bundle capacity and electricity services together under one contract with a supplier or purchase capacity and electricity separately from multiple suppliers. Furthermore, wholesale customers can choose to have us provide generation to match the customer's load, similar to requirements contracts, or they can purchase specified quantities of electricity and capacity. The rates, charges, terms and conditions of service for sales to wholesale customers are included in tariffs that have been approved by the FERC. Contracts with wholesale customers that include capacity bundled with the delivery of electricity contain two performance obligations, as capacity and electricity are often transacted separately in the marketplace at the wholesale level. When recognizing revenue associated with these contracts, the transaction price is allocated to each performance obligation based on its relative standalone selling price. Revenue is recognized as control of each individual component is transferred to the customer. Electricity is the primary product sold by our electric operations and represents a single performance obligation satisfied over time through discrete deliveries to a customer. Revenue from electricity sales is generally recognized as units are produced and delivered to the customer within the production month. Capacity represents the reservation of an electric generating facility and conveys the ability to call on a plant to produce electricity when needed by the customer. The nature of our performance obligation as it relates to capacity is to stand ready to deliver power. This represents a single performance obligation transferred over time, which generally represents a monthly obligation. Accordingly, capacity revenue is recognized on a monthly basis.

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

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Natural Gas Utility Operations
(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Residential	$26.5	$97.2
Commercial and industrial	15.3	59.3
Total retail revenues	41.8	156.5
Transport	4.0	12.0
Other utility revenues *	11.1	(1.0)
Total natural gas utility operating revenues	$56.9	$167.5

*	Includes amounts collected from (refunded to) customers for purchased gas adjustment costs.

06/30/2018 Form 10-Q	8	Wisconsin Public Service Corporation

We recognize natural gas utility operating revenues under requirements contracts with residential, commercial and industrial, and transportation customers served under our tariffs. Tariffs provide our customers with the standard terms and conditions, including rates, related to the services offered. Requirements contracts provide for the delivery of as much natural gas as the customer needs. These requirements contracts represent discrete deliveries of natural gas and constitute a single performance obligation satisfied over time. Our performance obligation is both created and satisfied with the transfer of control of natural gas upon delivery to the customer. For most of our customers, natural gas is delivered and consumed by the customer simultaneously. A performance obligation can be bundled to consist of both the sale and the delivery of the natural gas commodity. In certain of our territories, customers can purchase the commodity from a third party. In this case, the performance obligation only includes the delivery of the natural gas to the customer.

The transaction price of the performance obligations is valued using rates in our tariffs, which have been approved by the PSCW. These rates often have a fixed component customer charge and a usage-based variable component charge. We recognize revenue for the fixed component customer charge monthly using a time-based output method. We recognize revenue for the usage-based variable component charge using an output method based on natural gas delivered each month.

Consistent with the timing of when we recognize revenue, customer billings generally occur on a monthly basis, with payments typically due in full within 30 days.

Other Operating Revenues

Other operating revenues consist primarily of the following:

(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Late payment charges	$0.8	$1.7
Leases	0.1	0.1
Alternative revenues *	(0.2)	(0.2)
Total other operating revenues	$0.7	$1.6

*
Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to customers subject to wholesale true-ups, as discussed below.

Alternative Revenues

Alternative revenues are created from programs authorized by regulators that allow us to record additional revenues by adjusting rates in the future, usually as a surcharge applied to future billings, in response to past activities or completed events. We record alternative revenues when the regulator-specified conditions for recognition have been met. We reverse these alternative revenues as the customer is billed, at which time this revenue is presented as revenues from contracts with customers.

Our only alternative revenue program relates to the wholesale electric service that we provide to customers under market-based rates and FERC formula rates. The customer is charged a base rate each year based upon a formula using prior year actual costs and customer demand. A true-up is calculated based on the difference between the amount billed to customers for the demand component of their rates and what the actual cost of service was for the year. The true-up can result in an amount that we will recover from or refund to the customer. We consider the true-up portion of the wholesale electric revenues to be alternative revenues.

NOTE 4—PROPERTY, PLANT, AND EQUIPMENT

Utility Segment Plant to be Retired

We have evaluated future plans for our older and less efficient fossil fuel generating units and have announced the retirement of the plants identified below. In addition, a severance liability in the amount of $3.6 million was recorded in other current liabilities on our balance sheets related to these announced plant retirements.

06/30/2018 Form 10-Q	9	Wisconsin Public Service Corporation

Pulliam Power Plant

In connection with the MISO ruling received in June 2018, Pulliam Units 7 and 8 will be retired on or before October 31, 2018. Retirement of the Pulliam generating units remained probable at June 30, 2018. The carrying value of the Pulliam units was $42.3 million at June 30, 2018. This amount included the net book value of $62.1 million, which was classified as plant to be retired within property, plant, and equipment on our balance sheet. In addition, a $19.8 million cost of removal reserve related to the Pulliam units was recorded as a regulatory liability at June 30, 2018. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW. See Note 16, Commitments and Contingencies, for more information.

Edgewater Unit 4

As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, retirement of the Edgewater 4 generating unit remained probable at June 30, 2018. The plant must be retired by September 30, 2018. The carrying value of the Edgewater 4 generating unit was $12.3 million at June 30, 2018. This amount included the net book value of our ownership share of this generating unit of $14.2 million, which was classified as plant to be retired within property, plant, and equipment on our balance sheet. In addition, a $1.9 million cost of removal reserve related to the Edgewater 4 generating unit was recorded as a regulatory liability at June 30, 2018. This unit is included in rate base, and we continue to depreciate it on a straight-line basis using the composite depreciation rates approved by the PSCW. See Note 16, Commitments and Contingencies, for more information regarding the Consent Decree.

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 6—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2018	December 31, 2017
Commercial paper
Amount outstanding	$317.2	$293.1
Weighted-average interest rate on amounts outstanding	2.31%	1.72%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2018, was $278.6 million with a weighted-average interest rate during the period of 2.07%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	June 30, 2018
Revolving credit facility	October 2022	$400.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		317.2
Available capacity under existing agreement		$81.5

06/30/2018 Form 10-Q	10	Wisconsin Public Service Corporation

NOTE 7—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	June 30, 2018	December 31, 2017
Fossil fuel	$46.5	$43.8
Materials and supplies	48.2	40.8
Natural gas in storage	14.1	22.4
Total	$108.8	$107.0

Substantially all fossil fuel, materials and supplies, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

NOTE 8—INCOME TAXES

The effective tax rates of 37.2% and 30.8% for the three and six months ended June 30, 2018, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the accounting treatment of the PSCW's order regarding the benefits associated with the Tax Legislation, in addition to state income taxes. See Note 18, Regulatory Environment, for more information on the Tax Legislation.

On December 22, 2017, the SEC staff issued guidance in Staff Accounting Bulletin 118 (SAB 118), Income Tax Accounting Implications of the Tax Legislation, which provides for a measurement period of up to one year from the enactment date to complete accounting under GAAP for the tax effects of the legislation. Due to the complex and comprehensive nature of the enacted tax law changes, and their application under GAAP, certain amounts related to bonus depreciation and future tax benefit utilization recorded in the financial statements as a result of the Tax Legislation are to be considered "provisional" as discussed in SAB 118 and subject to revision. We are awaiting additional guidance from industry and income tax authorities in order to finalize our accounting.

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

06/30/2018 Form 10-Q	11	Wisconsin Public Service Corporation

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.4	$—	$—	$1.4
Petroleum product contracts	0.1	—	—	0.1
FTRs	—	—	8.0	8.0
Coal contracts	—	0.1	—	0.1
Total derivative assets	$1.5	$0.1	$8.0	$9.6

Derivative liabilities
Natural gas contracts	$0.5	$—	$—	$0.5
Coal contracts	—	0.3	—	0.3
Total derivative liabilities	$0.5	$0.3	$—	$0.8

	December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.8	$—	$—	$0.8
Petroleum product contracts	0.3	—	—	0.3
FTRs	—	—	2.0	2.0
Coal contracts	—	0.4	—	0.4
Total derivative assets	$1.1	$0.4	$2.0	$3.5

Derivative liabilities
Natural gas contracts	$2.3	$—	$—	$2.3
Coal contracts	—	0.5	—	0.5
Total derivative liabilities	$2.3	$0.5	$—	$2.8

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Balance at the beginning of period	$0.7	$0.6	$2.0	$2.0
Purchases	9.0	6.9	9.0	6.9
Settlements	(1.7)	(1.7)	(3.0)	(3.1)
Balance at the end of period	$8.0	$5.8	$8.0	$5.8

06/30/2018 Form 10-Q	12	Wisconsin Public Service Corporation

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	June 30, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,166.6	$1,232.2	$1,166.2	$1,302.4

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

The following table shows our derivative assets and derivative liabilities:

	June 30, 2018		December 31, 2017
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$1.3	$0.4	$0.8	$1.9
Petroleum products contracts	0.1	—	0.3	—
FTRs	8.0	—	2.0	—
Coal contracts	—	0.3	—	0.5
Total other current *	$9.4	$0.7	$3.1	$2.4

Other long-term
Natural gas contracts	$0.1	$0.1	$—	$0.4
Coal contracts	0.1	—	0.4	—
Total other long-term *	$0.2	$0.1	$0.4	$0.4
Total	$9.6	$0.8	$3.5	$2.8

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivative instruments are primarily included in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
(in millions)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	8.3 Dth	$(0.3)	— Dth	$—
Petroleum products contracts	0.6 gallons	0.1	— gallons	—
FTRs	2.0 MWh	3.0	2.1 MWh	0.2
Total		$2.8		$0.2

06/30/2018 Form 10-Q	13	Wisconsin Public Service Corporation

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	21.3 Dth	$(2.0)	5.1 Dth	$(0.5)
Petroleum products contracts	1.3 gallons	0.2	— gallons	—
FTRs	4.4 MWh	5.9	4.3 MWh	0.7
Total		$4.1		$0.2

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2018 and December 31, 2017, we had posted cash collateral of $0.8 million and $4.9 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2018		December 31, 2017
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$9.6	$0.8	$3.5	$2.8
Gross amount not offset on the balance sheet	(0.5)	(0.5)	(1.1)	(2.3)	*
Net amount	$9.1	$0.3	$2.4	$0.5

*	Includes cash collateral posted of $1.2 million.

NOTE 11—GUARANTEES

As of June 30, 2018, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that extended credit to us which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 12—EMPLOYEE BENEFITS

Through December 31, 2016, we participated in the Integrys Energy Group Retirement Plan, a noncontributory, qualified pension plan sponsored by WBS. We were responsible for our share of the plan assets and obligations. Effective January 1, 2017, the Integrys Energy Group Retirement Plan was split into six separate plans. As a result, we now have our own pension plan. While the split did not impact our pension benefit obligation, federal regulations required a different allocation of assets among the new plans. As a result, assets were transferred out of our plan in January 2017. See Note 15, Related Parties, for more information.

The following tables show the components of net periodic pension and OPEB costs for our benefit plans:

	Pension Costs
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Service cost	$2.6	$1.9	$5.2	$4.5
Interest cost	6.5	6.6	13.0	13.4
Expected return on plan assets	(11.9)	(11.7)	(24.1)	(23.2)
Amortization of net actuarial loss	5.5	4.3	10.5	8.6
Net periodic benefit cost	$2.7	$1.1	$4.6	$3.3

06/30/2018 Form 10-Q	14	Wisconsin Public Service Corporation

	OPEB Costs
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Service cost	$1.5	$1.5	$3.1	$3.1
Interest cost	2.1	2.3	4.1	4.7
Expected return on plan assets	(4.5)	(4.1)	(8.9)	(8.2)
Amortization of prior service credit	(2.9)	(2.3)	(5.7)	(4.6)
Amortization of net actuarial loss	0.6	0.6	1.2	1.2
Net periodic benefit credit	$(3.2)	$(2.0)	$(6.2)	$(3.8)

During the six months ended June 30, 2018, we made contributions and payments of $0.3 million related to our pension plans and $0.1 million related to our OPEB plans. We expect to make contributions and payments of $0.4 million related to our pension plans and $0.1 million related to our OPEB plans during the remainder of 2018, dependent upon various factors affecting us, including our liquidity position and the effects of the new Tax Legislation.

Effective January 1, 2018, we adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which modifies certain aspects of the accounting for employee benefit costs. Under the new guidance, only the service cost component can be included in total operating expenses. The remaining components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component, outside of operating income. As required, this change was applied retrospectively to all prior periods presented. Accordingly, for the three and six months ended June 30, 2018 and 2017, we have presented the service cost component of our retirement benefit plans in other operation and maintenance on the income statements, while presenting the non-service components in other income, net.

The following table shows the non-service credit components of net benefit costs:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Non-service credit components	$(3.8)	$(2.9)	$(8.3)	$(5.7)

For the three and six months ended June 30, 2017, the net credits from the non-service components of net benefit cost were reclassified from other operation and maintenance to other income, net, on our income statements.

Under ASU 2017-07, only the service cost component of net periodic benefit cost is eligible for capitalization to property, plant, and equipment. In prior periods, a portion of all net benefit cost components was capitalized to property, plant, and equipment. As required, this amendment was applied prospectively, beginning January 1, 2018. As a result of the application of accounting principles for rate regulated entities, the non-service cost components of the net benefit cost that are no longer eligible for capitalization under this standard, but are capitalized under the regulatory framework, are presented as regulatory assets or liabilities rather than property, plant, and equipment.

NOTE 13—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the six months ended June 30, 2018 and 2017.

The identifiable intangible assets other than goodwill listed below are classified as other long-term assets on our balance sheets.

	June 30, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets *	$8.3	$(6.2)	$2.1	$8.3	$(5.6)	$2.7
Unamortized intangible assets	0.4	—	0.4	0.4	—	0.4
Total intangible assets	$8.7	$(6.2)	$2.5	$8.7	$(5.6)	$3.1

*
Represents contractual service agreements that provide for major maintenance and protection against unforeseen maintenance costs related to the combustion turbine generators at the Fox Energy Center. The remaining amortization period at June 30, 2018 was approximately two years.

06/30/2018 Form 10-Q	15	Wisconsin Public Service Corporation

NOTE 14—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At June 30, 2018, we reported two segments, which are described below.

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

The following tables show summarized financial information for the three and six months ended June 30, 2018 and 2017, related to our reportable segments:

(in millions)	Utility	Other	Wisconsin Public Service Corporation Consolidated
Three Months Ended June 30, 2018
Operating revenues	$350.1	$—	$350.1
Other operation and maintenance	105.2	0.2	105.4
Depreciation and amortization	33.6	—	33.6
Operating income (loss)	72.6	(0.2)	72.4
Other income, net	7.9	0.9	8.8
Interest expense	13.2	—	13.2

(in millions)	Utility	Other	Wisconsin Public Service Corporation Consolidated
Three Months Ended June 30, 2017
Operating revenues	$341.6	$—	$341.6
Other operation and maintenance *	108.5	0.3	108.8
Depreciation and amortization	34.5	(0.1)	34.4
Operating income (loss) *	58.3	(0.2)	58.1
Other income, net *	4.5	1.4	5.9
Interest expense	13.6	—	13.6

(in millions)	Utility	Other	Wisconsin Public Service Corporation Consolidated
Six Months Ended June 30, 2018
Operating revenues	$743.7	$—	$743.7
Other operation and maintenance	207.9	0.2	208.1
Depreciation and amortization	69.5	—	69.5
Operating income (loss)	141.9	(0.3)	141.6
Other income, net	16.8	1.3	18.1
Interest expense	26.0	—	26.0

06/30/2018 Form 10-Q	16	Wisconsin Public Service Corporation

(in millions)	Utility	Other	Wisconsin Public Service Corporation Consolidated
Six Months Ended June 30, 2017
Operating revenues	$731.2	$—	$731.2
Other operation and maintenance *	215.5	0.5	216.0
Depreciation and amortization	68.9	(0.1)	68.8
Operating income (loss) *	131.5	(0.4)	131.1
Other income, net *	9.8	1.8	11.6
Interest expense	27.5	—	27.5

*	Includes the retroactive restatement impacts of the implementation of ASU 2017-07. See Note 12, Employee Benefits, for more information on this new standard.

NOTE 15—RELATED PARTIES

We routinely enter into transactions with related parties, including WEC Energy Group, its other subsidiaries, ATC, and other affiliated entities.

We provide and receive services, property, and other items of value to and from our ultimate parent, WEC Energy Group, and other subsidiaries of WEC Energy Group.

Prior to January 1, 2017, we held a 10.37% investment in WPSI which held an approximate 34% interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. Effective January 1, 2017, based upon input we received from the PSCW, we transferred our $67.2 million ownership interest in WPSI to another subsidiary of Integrys. In addition, during 2017 we transferred $41.9 million of related deferred income tax liabilities. These transactions were non-cash equity transfers recorded to additional paid in capital between entities under common control, and therefore, did not result in the recognition of a gain or loss.

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

Our balance sheets included the following receivables and payables related to transactions entered into with certain related parties:

(in millions)	June 30, 2018	December 31, 2017
Accounts receivable
Services provided to ATC	$0.5	$0.7
Accounts payable
Network transmission services from ATC	8.8	9.0
Liability related to income tax allocation
Integrys	3.8	4.1

06/30/2018 Form 10-Q	17	Wisconsin Public Service Corporation

The following table shows activity associated with our related party transactions:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Transactions with WE (1)
Billings to WE	$1.9	$1.1	$5.1	$2.2
Billings from WE	4.3	5.2	7.3	7.7
Transactions with WBS (1)
Billings to WBS (2)	0.3	4.2	0.5	168.3
Billings from WBS (3)	32.5	35.3	85.0	68.2
Transactions with UMERC
Electric sales to UMERC	4.0	4.0	7.7	8.1
Natural gas sales to UMERC	0.3	0.5	1.5	1.6
Transactions with Bluewater (4)
Storage service fees	1.5	—	1.7	—
Transactions related to ATC
Charges to ATC for services and construction	1.5	1.4	3.0	2.8
Charges from ATC for network transmission services	26.5	26.9	53.0	53.9
Refund from ATC related to a FERC audit	6.6	—	6.6	—
Refund from ATC per FERC ROE order	—	—	—	8.9
Transactions with WRPC
Rental payments to WRPC (5)	0.4	0.4	0.7	0.5
Purchases of energy from WRPC (5)	—	—	—	0.5
Charges from WRPC for services	0.6	0.6	1.2	0.8
Charges to WRPC for operations	0.2	0.3	0.4	0.5

(1)	Includes amounts billed for services, pass through costs, and other items in accordance with approved affiliated interest agreements.

(2)
The six months ended June 30, 2017 included $161.9 million of cash received related to our transfer of pension trust assets in conjunction with the Integrys pension plan split. Effective January 1, 2017, the Integrys Energy Group Retirement Plan was split into six separate plans. As a result, we now have our own pension plan. While the split did not impact our pension benefit obligation, federal regulations required a different allocation of assets among the new plans. Assets were transferred out of our plan in January 2017. There were no transfers of assets to WBS for the three and six months ended June 30, 2018, or for the three months ended June 30, 2017.

(3)
Includes $5.8 million and $29.1 million for the transfer of certain software assets from WBS for the three and six months ended June 30, 2018, respectively. The three and six months ended June 30, 2017 included $9.2 million for the transfer of certain software assets to us.

(4)	WEC Energy Group's acquisition of Bluewater was completed June 30, 2017. See below for more information.

(5)	In March 2017, we terminated our power purchase agreement with WRPC and entered into an agreement with WRPC to rent 50% of its hydroelectric power generation facilities.

Upper Michigan Energy Resources Corporation

In December 2016, both the Michigan Public Service Commission and the PSCW approved the operation of UMERC as a stand-alone utility in the Upper Peninsula of Michigan. UMERC, a subsidiary of WEC Energy Group, became operational effective January 1, 2017, and we transferred customers and property, plant, and equipment as of that date. We transferred approximately 9,000 retail electric customers and 5,300 natural gas customers to UMERC, along with approximately 600 miles of electric distribution lines and approximately 100 miles of natural gas distribution mains. We also transferred related electric distribution substations in the Upper Peninsula of Michigan and all property rights for the distribution assets to UMERC. The book value of the net assets (including the related deferred income tax liabilities) transferred to UMERC from us in 2017 was $20.6 million. This transaction was a non-cash equity transfer recorded to additional paid in capital between entities under common control, and therefore, did not result in the recognition of a gain or loss. UMERC currently meets its market obligations through power purchase agreements with us and WE.

06/30/2018 Form 10-Q	18	Wisconsin Public Service Corporation

WEC Energy Group's Acquisition of Natural Gas Storage Facilities in Michigan

On June 30, 2017, WEC Energy Group completed the acquisition of Bluewater for $226.0 million. Bluewater owns natural gas storage facilities in Michigan that provide a portion of the current storage needs for our natural gas utility operations. In September 2017, we finalized a long-term service agreement with a wholly owned subsidiary of Bluewater to take the allocated storage, which was then approved by the PSCW in November 2017.

NOTE 16—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2018, were $854.6 million.

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

Air Quality

8-Hour Ozone National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 National Ambient Air Quality Standards. The EPA issued final nonattainment area designations on May 1, 2018. The following counties within our service territory were designated as partial nonattainment: Door, Manitowoc, and Sheboygan shorelines. The state of Wisconsin will need to develop a state implementation plan to bring these areas back into attainment. We will be required to comply with this state implementation plan no earlier than 2020. We believe we are well positioned to meet the requirements associated with the ozone standard and do not expect to incur significant costs to comply.

Climate Change

In 2015, the EPA issued a final rule regulating GHG emissions from existing generating units, referred to as the Clean Power Plan, and final performance standards for modified and reconstructed generating units and new fossil-fueled power plants. In October 2015, following publication of the CPP, numerous states (including Wisconsin) and other parties filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. In February 2016, the Supreme Court stayed the effectiveness of the CPP until disposition of the litigation in the D.C. Circuit Court of Appeals and, to the extent that further appellate review is sought, at the Supreme Court. In April 2017, pursuant to motions made by the EPA, the D.C. Circuit Court of Appeals ordered the challenges to the CPP, as well as related performance standards for new, reconstructed, and modified fossil-fueled power plants, to be held in abeyance, which remains the case.

In March 2017, President Trump issued an executive order that, among other things, specifically directed the EPA to review the CPP and related GHG regulations for new, reconstructed, or modified fossil-fueled power plants. In October 2017, the EPA issued a proposed rulemaking to repeal the CPP. In December 2017, the EPA issued an advanced notice of proposed rulemaking to solicit

06/30/2018 Form 10-Q	19	Wisconsin Public Service Corporation

input on whether it is appropriate to replace the CPP. The EPA is expected to issue a proposed CPP replacement rule, or decide to rescind the CPP without replacing it, during the third quarter of 2018.

Notwithstanding the uncertain future of the CPP, and given current fuel and technology markets, we continue to evaluate opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute towards long-term GHG reductions. WEC Energy Group's plan, which includes us, is to work with its industry partners, environmental groups, and the State of Wisconsin, with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. In addition, WEC Energy Group's new long-term goal is to reduce CO2 emissions by approximately 80% below 2005 levels by 2050. We have implemented and continue to evaluate numerous options in order to meet WEC Energy Group's CO2 reduction goals. Options considered include increased use of existing natural gas combined cycle units, co-firing or switching to natural gas in existing coal-fired units, reduced operation or retirement of existing coal-fired units, addition of new renewable energy resources (wind, solar), and consideration of supply and demand-side energy efficiency and distributed generation. As a result of WEC Energy Group's generation reshaping plan, we expect to retire 308 MW of coal generation by 2020, including Pulliam power plant and the jointly-owned Edgewater Unit 4 generation units. See Note 4, Property, Plant, and Equipment, for more information. In addition, we are evaluating our goals, and possible subsequent actions, with respect to national and international efforts to reduce future GHG emissions in order to limit future global temperature increases to less than two degrees Celsius.

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

In August 2014, the EPA issued a final regulation under Section 316(b) of the Clean Water Act, which requires that the location, design, construction, and capacity of cooling water intake structures at existing power plants reflect the Best Technology Available (BTA) for minimizing adverse environmental impacts from both impingement (entrapping organisms on water intake screens) and entrainment (drawing organisms into water intake). The rule became effective in October 2014 and applies to all of our existing generating facilities with cooling water intake structures.

Facility owners must select from seven compliance options available to meet the impingement mortality (IM) reduction standard. The rule requires state permitting agencies to make BTA determinations, subject to EPA oversight, for IM reduction over the next several years as facility permits are reissued. Based on our assessment, we believe that existing technologies at our generating facilities, except for Pulliam Units 7 and 8, satisfy the IM BTA requirements. We will retire Pulliam Units 7 and 8 on or before October 31, 2018. See Note 4, Property, Plant, and Equipment, for more information. Therefore, the WPDES permit reissued by the WDNR on June 29, 2018, will not require us to make alterations to the existing water intake at Pulliam Units 7 and 8. Based on the reissued WPDES permit for Weston, the WDNR will not require physical modifications to the Weston Unit 2 intake structure to meet the IM BTA requirements based on low capacity use of the unit.

BTA determinations must also be made by the WDNR to address entrainment mortality (EM) reduction on a site-specific basis taking into consideration several factors. There has been an interim EM BTA determination made by the WDNR as part of the reissued WPDES permit for Weston Units 3 and 4, and we intend to extrapolate these results to assess Weston Unit 2. The entrainment study and other technical information will be used by the WDNR to make a final 316(b) determination during the next five year WPDES permit term. At this time, we expect that the WDNR will conclude that the existing cooling tower systems for Weston Units 3 and 4 are BTA for both impingement and entrainment reduction. In addition, the WDNR has initially indicated that based on the low capacity utilization of Weston Unit 2, impingement mortality reduction technology will not be required and further entrainment reduction will not be necessary.  Due to our plans to retire Pulliam Units 7 and 8, we do not believe that BTA determinations for EM will be necessary for these units.

We have also provided information to the WDNR about planned unit retirements. For Pulliam Units 7 and 8, in light of the pending facility retirement, the reissued WPDES permit included an interim BTA determination for the existing barrier net system. We will not be required to conduct monitoring for IM or EM or to submit additional 316(b) information until the next permit renewal application in December 2022.

We believe our fleet overall is well positioned to meet the new regulation and do not expect to incur significant costs to comply with this regulation.

06/30/2018 Form 10-Q	20	Wisconsin Public Service Corporation

Steam Electric Effluent Limitation Guidelines

The EPA's final steam electric effluent limitation guidelines (ELG) rule took effect in January 2016. Various petitions challenging the rule were consolidated and are pending in the United States Fifth Circuit Court of Appeals. In April 2017, the EPA issued an administrative stay of certain compliance deadlines while further reviewing the rule. In September 2017, the EPA issued a final rule (Postponement Rule) to postpone the earliest compliance dates for the bottom ash transport water and wet flue gas desulfurization wastewater requirements. This rule applies to wastewater discharges from our power plant processes in Wisconsin. In February 2018, the Center for Biological Diversity (CBD) filed suit in the U.S. District Court of Arizona challenging the Postponement Rule. In April 2018, the Utility Water Act Group filed a motion to dismiss the CBD suit for lack of subject matter jurisdiction. While the ELG compliance deadlines are postponed, the WDNR has indicated that it will refrain from incorporating certain new requirements into any reissued discharge permits between 2018 and 2023.

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	June 30, 2018	December 31, 2017
Regulatory assets	$114.8	$116.0
Reserves for future remediation	99.4	99.6

06/30/2018 Form 10-Q	21	Wisconsin Public Service Corporation

Consent Decrees

Weston and Pulliam Power Plants Consent Decree

In November 2009, the EPA issued an NOV to us, which alleged violations of the CAA's New Source Review requirements relating to certain projects completed at the Weston and Pulliam plants from 1994 to 2009. We entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Eastern District of Wisconsin in March 2013.

We will retire Pulliam Units 7 and 8 on or before October 31, 2018. See Note 4, Property, Plant, and Equipment, for more information about the retirement.

Joint Ownership Power Plants Consent Decree – Columbia and Edgewater

In December 2009, the EPA issued an NOV to Wisconsin Power and Light, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric, WE (former co-owner of an Edgewater unit), and us. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. We, along with Wisconsin Power and Light, Madison Gas and Electric, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013.

As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater 4 generating unit must be retired by September 30, 2018. See Note 4, Property, Plant, and Equipment, for more information about the retirement.

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

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2018	2017
Cash (paid) for interest, net of amount capitalized	$(26.1)	$(27.5)
Cash (paid) for income taxes, net	(8.6)	(18.5)
Significant noncash transactions:
Accounts payable related to construction costs	13.0	33.4
Accounts payable related to assets transferred from affiliates	5.5	—
Transfer of ownership in WPSI to another subsidiary of Integrys *	—	67.2
Transfer of net assets to UMERC *	—	21.1

*	See Note 15, Related Parties, for more information on these transactions.

06/30/2018 Form 10-Q	22	Wisconsin Public Service Corporation

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

In May 2018, the PSCW issued an order regarding the benefits associated with the Tax Legislation. The PSCW order requires our electric utility operations to use 40% of the current 2018 and 2019 tax benefits to reduce certain regulatory assets. The remaining 60% is to be returned to electric customers in the form of bill credits. For our natural gas utility operations, the PSCW indicated that 100% of current 2018 and 2019 tax benefits should be returned to natural gas customers in the form of bill credits. Regarding the net tax benefit associated with the revaluation of deferred taxes, amortization required in accordance with normalization accounting is to be used to reduce certain regulatory assets for our electric utility operations and is being deferred for our natural gas utility operations. The timing and method of returning the remaining net tax benefit associated with the revaluation of deferred taxes for our electric and natural gas utility operations was not addressed and will be determined in a future rate proceeding. During the six months ended June 30, 2018, we reduced our regulatory assets by $13.0 million as a result of the PSCW order.
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

Proposed Solar Generation Projects

On May 31, 2018, we, along with an unaffiliated utility, filed an application with the PSCW to acquire ownership interests in two proposed solar projects in Wisconsin. Badger Hollow Solar Farm will be located in Iowa County, Wisconsin, and Two Creeks Solar Project will be located in Manitowoc County, Wisconsin. We will own 100 MW of the output of each project for a total of 200 MW. Our share of the cost of both projects is estimated to be $260 million.

NOTE 19—NEW ACCOUNTING PRONOUNCEMENTS

Leases

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Targeted Improvements. The main provision of ASU 2016-02 is that lessees will be required to recognize lease assets and lease liabilities for most leases, including those classified as operating leases under GAAP. In addition, this ASU expands the required quantitative and qualitative disclosures related to lease agreements. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. This guidance must be adopted using a modified retrospective

06/30/2018 Form 10-Q	23	Wisconsin Public Service Corporation

approach and provides for a number of optional transition practical expedients. We expect to apply the package of practical expedients allowed by this ASU which, among other things, allows the carryforward of prior conclusions related to lease identification and classification. We have not yet determined whether we will elect any other practical expedients upon transition. We are currently assessing the effects this guidance may have on our financial statements.

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

06/30/2018 Form 10-Q	24	Wisconsin Public Service Corporation

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

Reshaping Our Generation Fleet

WEC Energy Group has developed and is executing a plan to reshape its generation portfolio. This plan will balance reliability and customer cost with environmental stewardship. Taken as a whole, this plan should reduce costs to customers, preserve fuel diversity, and lower carbon emissions. Generation reshaping includes retiring older fossil fuel generation units, building state-of-the-art natural gas generation, and investing in cost-effective zero-carbon generation with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. In addition, WEC Energy Group set a new long-term goal of reducing CO2 emissions by approximately 80% below 2005 levels by 2050. WEC Energy Group expects to retire approximately 1,800 MW of coal generation by 2020 across its electric utilities, and add additional natural gas-fired generating units and renewable generation, including utility-scale solar projects. See Note 4, Property, Plant, and Equipment, for information related to the planned retirements of our Pulliam power plant and jointly-owned Edgewater Unit 4 as part of WEC Energy Group's plan.

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

06/30/2018 Form 10-Q	25	Wisconsin Public Service Corporation

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2018

Consolidated Earnings

The following table compares our consolidated results for the second quarter of 2018 with the second quarter of 2017, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended June 30
(in millions)	2018	2017	B (W)	Change Related to Tax Legislation	Remaining Change B (W)
Operating revenues	$350.1	$341.6	$8.5	$(1.2)	$9.7
Cost of sales	128.6	130.5	1.9	—	1.9
Other operation and maintenance	105.4	108.8	3.4	—	3.4
Depreciation and amortization	33.6	34.4	0.8	2.7	(1.9)
Property and revenue taxes	10.1	9.8	(0.3)	—	(0.3)
Operating income	72.4	58.1	14.3	1.5	12.8
Other income, net	8.8	5.9	2.9	—	2.9
Interest expense	13.2	13.6	0.4	—	0.4
Income before income taxes	68.0	50.4	17.6	1.5	16.1
Income tax expense	25.3	19.7	(5.6)	(1.5)	(4.1)
Net income	$42.7	$30.7	$12.0	$—	$12.0

Our consolidated earnings for the three months ended June 30, 2018 were $42.7 million, compared to $30.7 million for the same quarter in 2017. The table above shows the income statement impact associated with the Tax Legislation signed into law in December 2017. As shown in the table above, the changes related to the Tax Legislation had no impact on net income. See Note 8,

06/30/2018 Form 10-Q	26	Wisconsin Public Service Corporation

Income Taxes, and Note 18, Regulatory Environment, for more information. See below for additional information on the $12.0 million increase in consolidated earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the three months ended June 30, 2018 and 2017 was $72.6 million and $58.3 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income for the second quarter of 2018 with the same quarter of 2017, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended June 30
(in millions)	2018	2017	B (W)
Electric revenues	$292.9	$289.6	$3.3
Fuel and purchased power	98.2	105.3	7.1
Total electric margins	194.7	184.3	10.4

Natural gas revenues	57.2	52.0	5.2
Cost of natural gas sold	30.4	25.2	(5.2)
Total natural gas margins	26.8	26.8	—

Total electric and natural gas margins	221.5	211.1	10.4

Other operation and maintenance	105.2	108.5	3.3
Depreciation and amortization	33.6	34.5	0.9
Property and revenue taxes	10.1	9.8	(0.3)
Operating income	$72.6	$58.3	$14.3

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2018	2017	B (W)
Operation and maintenance not included in line items below	$60.6	$63.1	$2.5
Transmission (1)	36.6	37.2	0.6
Regulatory amortizations and other pass through expenses (2)	8.0	8.2	0.2
Total other operation and maintenance	$105.2	$108.5	$3.3

(1)
The PSCW has approved escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate

06/30/2018 Form 10-Q	27	Wisconsin Public Service Corporation

proceeding. During the three months ended June 30, 2018 and 2017, $31.3 million and $37.4 million, respectively, of costs were billed to us by transmission providers.

(2)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2018	2017	B (W)
Customer class
Residential	658.8	605.4	53.4
Small commercial and industrial	1,009.8	965.5	44.3
Large commercial and industrial	1,022.5	1,012.4	10.1
Other	5.5	5.5	—
Total retail	2,696.6	2,588.8	107.8
Wholesale	633.4	674.6	(41.2)
Resale	232.8	176.0	56.8
Total sales in MWh	3,562.8	3,439.4	123.4

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2018	2017	B (W)
Customer class
Residential	38.6	32.2	6.4
Commercial and industrial	39.2	25.1	14.1
Total retail	77.8	57.3	20.5
Transport	99.6	96.2	3.4
Total sales in therms	177.4	153.5	23.9

	Three Months Ended June 30
	Degree Days
Weather *	2018	2017	B (W)
Heating (937 normal)	1,081	834	29.6%
Cooling (133 normal)	215	125	72.0%

*	Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Utility Margins

Electric utility margins increased $10.4 million during the second quarter of 2018, compared with the same quarter in 2017. The significant factors impacting the higher electric utility margins were:

•
A $6.6 million increase related to higher retail sales volumes during the second quarter of 2018, primarily driven by favorable weather and higher overall use per retail customer. A colder than normal April and a warmer start to summer in 2018 contributed to the increase. As measured by heating degree days, the second quarter of 2018 was 29.6% colder than the same quarter in 2017. A measured by cooling degree days, the second quarter of 2018 was 72.0% warmer than the same quarter in 2017.

•
A $5.9 million quarter-over-quarter positive impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our electric margins are impacted by under- or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

These increases in margins were partially offset by a $2.8 million decrease in wholesale margins driven both by lower sales volumes and reduced capacity rates reflecting the Tax Legislation.

06/30/2018 Form 10-Q	28	Wisconsin Public Service Corporation

Natural Gas Utility Margins

Overall, natural gas utility margins did not change during the second quarter of 2018, compared with the same quarter in 2017. Natural gas utility margins decreased $1.7 million related to amounts expected to be returned to customers through refunds or bill credits, driven by the Tax Legislation. See Note 8, Income Taxes, and Note 18, Regulatory Environment, for more information. This decrease was substantially offset by a $1.2 million increase in margins as a result of higher sales volumes, primarily driven by a colder than normal April in 2018, higher use per commercial and industrial customer, and customer growth.

Operating Income

Operating income at the utility segment increased $14.3 million during the second quarter of 2018, compared with the same quarter in 2017. The increase was driven by the $10.4 million increase in electric margins discussed above and a $3.9 million decrease in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes).

The significant factors impacting the decrease in operating expenses during the second quarter of 2018, compared with the same quarter in 2017, were:

•	A $3.5 million decrease in electric and natural gas distribution expenses, primarily related to lower expenses incurred related to storm damage during the second quarter of 2018.

•
A $1.6 million decrease in expenses at our plants, primarily related to the winding down of operations in anticipation of expected plant retirements later this year. This resulted in lower maintenance and labor costs during the second quarter of 2018. See Note 4, Property, Plant, and Equipment, for more information on the plant retirements.

These decreases in operating expenses were partially offset by a $1.7 million increase in benefit costs.

Other Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2018	2017	B (W)
Operating loss	$(0.2)	$(0.2)	$—

Consolidated Other Income, Net

	Three Months Ended June 30
(in millions)	2018	2017	B (W)
AFUDC – Equity	$1.1	$1.2	$(0.1)
Other, net	7.7	4.7	3.0
Other income, net	$8.8	$5.9	$2.9

Other income, net increased $2.9 million during the second quarter of 2018, compared with the same quarter in 2017. The increase was driven by the 2018 deferral of costs related to the acquisition and ownership of the Forward Wind Energy Center and higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 12, Employee Benefits, for more information on our benefit costs.

Consolidated Interest Expense

	Three Months Ended June 30
(in millions)	2018	2017	B (W)
Interest expense	$13.2	$13.6	$0.4

06/30/2018 Form 10-Q	29	Wisconsin Public Service Corporation

Consolidated Income Tax Expense

	Three Months Ended June 30
	2018	2017	B (W)
Effective tax rate	37.2%	39.1%	1.9%

Our effective tax rate decreased by 1.9% when compared with the second quarter of 2017, primarily due to the impact of the Tax Legislation. See Note 8, Income Taxes, and Note 18, Regulatory Environment, for more information.

SIX MONTHS ENDED JUNE 30, 2018

Consolidated Earnings

The following table compares our consolidated results for the six months ended June 30, 2018 with the six months ended June 30, 2017, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Six Months Ended June 30
(in millions)	2018	2017	B (W)	Change Related to Tax Legislation	Remaining Change B (W)
Operating revenues	$743.7	$731.2	$12.5	$(10.6)	$23.1
Cost of sales	304.4	295.4	(9.0)	—	(9.0)
Other operation and maintenance	208.1	216.0	7.9	—	7.9
Depreciation and amortization	69.5	68.8	(0.7)	2.7	(3.4)
Property and revenue taxes	20.1	19.9	(0.2)	—	(0.2)
Operating income	141.6	131.1	10.5	(7.9)	18.4
Other income, net	18.1	11.6	6.5	—	6.5
Interest expense	26.0	27.5	1.5	—	1.5
Income before income taxes	133.7	115.2	18.5	(7.9)	26.4
Income tax expense	41.2	45.2	4.0	7.9	(3.9)
Net income	$92.5	$70.0	$22.5	$—	$22.5

Our consolidated earnings for the six months ended June 30, 2018 were $92.5 million, compared to $70.0 million for the same period in 2017. The table above shows the income statement impact associated with the Tax Legislation signed into law in December 2017. As shown in the table above, the changes related to the Tax Legislation had no impact on net income. See Note 8, Income Taxes, and Note 18, Regulatory Environment, for more information. See below for additional information on the $22.5 million increase in consolidated earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the six months ended June 30, 2018 and

06/30/2018 Form 10-Q	30	Wisconsin Public Service Corporation

2017 was $141.9 million and $131.5 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income for the six months ended June 30, 2018, with the same period in 2017, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Six Months Ended June 30
(in millions)	2018	2017	B (W)
Electric revenues	$575.6	$577.2	$(1.6)
Fuel and purchased power	199.5	204.8	5.3
Total electric margins	376.1	372.4	3.7

Natural gas revenues	168.1	154.0	14.1
Cost of natural gas sold	104.9	90.6	(14.3)
Total natural gas margins	63.2	63.4	(0.2)

Total electric and natural gas margins	439.3	435.8	3.5

Other operation and maintenance	207.9	215.5	7.6
Depreciation and amortization	69.5	68.9	(0.6)
Property and revenue taxes	20.0	19.9	(0.1)
Operating income	$141.9	$131.5	$10.4

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2018	2017	B (W)
Operation and maintenance not included in line items below	$118.0	$124.9	$6.9
Transmission (1)	73.5	73.1	(0.4)
Regulatory amortizations and other pass through expenses (2)	16.4	17.5	1.1
Total other operation and maintenance	$207.9	$215.5	$7.6

(1)
The PSCW has approved escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2018 and 2017, $67.6 million and $64.3 million, respectively, of costs were billed to us by transmission providers.

(2)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2018	2017	B (W)
Customer class
Residential	1,402.2	1,319.6	82.6
Small commercial and industrial	1,976.3	1,915.2	61.1
Large commercial and industrial	1,997.6	1,992.2	5.4
Other	13.3	13.4	(0.1)
Total retail	5,389.4	5,240.4	149.0
Wholesale	1,238.8	1,334.4	(95.6)
Resale	485.0	320.7	164.3
Total sales in MWh	7,113.2	6,895.5	217.7

06/30/2018 Form 10-Q	31	Wisconsin Public Service Corporation

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2018	2017	B (W)
Customer Class
Residential	155.4	138.7	16.7
Commercial and industrial	121.0	97.0	24.0
Total retail	276.4	235.7	40.7
Transport	231.8	223.5	8.3
Total sales in therms	508.2	459.2	49.0

	Six Months Ended June 30
	Degree Days
Weather *	2018	2017	B (W)
Heating (4,561 normal)	4,717	4,107	14.9%
Cooling (133 normal)	215	125	72.0%

*	Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Utility Margins

Electric utility margins increased $3.7 million during the six months ended June 30, 2018, compared with the same period in 2017. The significant factors impacting the higher electric utility margins were:

•
A $10.9 million increase related to higher retail sales volumes during the six months ended June 30, 2018, primarily driven by favorable weather and higher overall use per retail customer. Colder winter weather and a warmer start to summer in 2018 contributed to the increase. As measured by heating degree days, the six months ended June 30, 2018, were 14.9% colder than the same period in 2017. As measured by cooling degree days, the six months ended June 30, 2018, were 72.0% warmer than the same period in 2017.

•
A $7.9 million period-over-period positive impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our electric margins are impacted by under or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

These increases in margins were partially offset by:

•
A $7.4 million decrease in margins related to amounts expected to be refunded to customers through refunds and bill credits, driven by the Tax Legislation. See Note 8, Income Taxes, and Note 18, Regulatory Environment, for more information.

•	A $4.6 million decrease in wholesale margins driven both by lower sales volumes and reduced capacity rates reflecting the Tax Legislation.

Natural Gas Utility Margins

Natural gas utility margins decreased $0.2 million during the six months ended June 30, 2018, compared with the same period in 2017. The most significant factor impacting the lower natural gas utility margins was a $3.2 million decrease related to amounts expected to be returned to customers through refunds or bill credits, driven by the Tax Legislation. See Note 8, Income Taxes, and Note 18, Regulatory Environment, for more information. This decrease was substantially offset by a $2.7 million increase in margins as a result of higher sales volumes, primarily driven by colder winter weather, higher use per commercial and industrial customer, and customer growth.

06/30/2018 Form 10-Q	32	Wisconsin Public Service Corporation

Operating Income

Operating income at the utility segment increased $10.4 million during the six months ended June 30, 2018, compared with the same period in 2017. The increase was driven by $6.9 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes) and the $3.5 million net increase in margins discussed above.

The significant factor impacting the decrease in operating expenses during the six months ended June 30, 2018, compared with the same period in 2017, was an $8.7 million decrease in electric and natural gas distribution expenses, primarily driven by lower expenses incurred related to storm damage during the six months ended June 30, 2018. This decrease was partially offset by a $3.7 million increase in benefit costs.

Other Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2018	2017	B (W)
Operating loss	$(0.3)	$(0.4)	$0.1

Consolidated Other Income, Net

	Six Months Ended June 30
(in millions)	2018	2017	B (W)
AFUDC – Equity	$2.2	$2.1	$0.1
Other, net	15.9	9.5	6.4
Other income, net	$18.1	$11.6	$6.5

Other income, net increased $6.5 million during the six months ended June 30, 2018, compared with the same period in 2017. The increase was driven by the 2018 deferral of costs related to the acquisition and ownership of the Forward Wind Energy Center and higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 12, Employee Benefits, for more information on our benefit costs.

Consolidated Interest Expense

	Six Months Ended June 30
(in millions)	2018	2017	B (W)
Interest expense	$26.0	$27.5	$1.5

Interest expense decreased $1.5 million during the six months ended June 30, 2018, compared with the same period in 2017, primarily due to lower long-term debt balances. This decrease was partially offset by higher short-term interest expense due to higher short-term debt balances and higher short-term interest rates.

Consolidated Income Tax Expense

	Six Months Ended June 30
	2018	2017	B (W)
Effective tax rate	30.8%	39.2%	8.4%

Our effective tax rate decreased by 8.4% when compared with the six months ended June 30, 2017, primarily due to the impact of the Tax Legislation. See Note 8, Income Taxes, and Note 18, Regulatory Environment, for more information.

As a result of the accounting treatment of the PSCW's order regarding the benefits associated with the Tax Legislation, we now expect our 2018 annual effective tax rate to be between 30% and 31%.

06/30/2018 Form 10-Q	33	Wisconsin Public Service Corporation

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2018	2017	Change in 2018 Over 2017
Cash provided by (used in):
Operating activities	$252.4	$280.4	$(28.0)
Investing activities	(292.6)	(152.1)	(140.5)
Financing activities	34.1	(104.8)	138.9

Operating Activities

Net cash provided by operating activities decreased $28.0 million during the six months ended June 30, 2018, compared with the same period in 2017, driven by a $161.9 million decrease in cash related to cash received for net assets transferred out of our pension plan in the first quarter of 2017. See Note 15, Related Parties, for more information.

This decrease in net cash provided by operating activities was partially offset by:

•	A $65.8 million decrease in contributions and payments to our pension and OPEB plans during the six months ended June 30, 2018, compared with the same period in 2017.

•
A $49.8 million increase in cash from lower payments for other operation and maintenance costs. During the six months ended June 30, 2018, our payments were lower for accounts payable to related parties as well as for electric and natural gas distribution costs.

•
A $20.5 million increase in cash related to higher overall collections from customers, primarily due to favorable weather during the six months ended June 30, 2018, compared with the same period in 2017.

Investing Activities

Net cash used in investing activities increased $140.5 million during the six months ended June 30, 2018, compared with the same period in 2017, driven by:

•	The acquisition of Forward Wind Energy Center during April 2018 for $77.1 million. See Note 2, Acquisition, for more information.

•	A $49.1 million increase in cash paid for capital expenditures during the six months ended June 30, 2018, compared with the same period in 2017, which is discussed in more detail below.

•	A $14.5 million increase in cash paid for software assets received from WBS during the six months ended June 30, 2018, compared with the same period in 2017.

Capital Expenditures

Capital expenditures for the six months ended June 30 were as follows:

(in millions)	2018	2017	Change in 2018 Over 2017
Capital expenditures	$193.4	$144.3	$49.1

The increase in cash paid for capital expenditures during the six months ended June 30, 2018 was driven by higher expenditures for the advanced metering infrastructure program and other upgrades to our electric distribution system.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

06/30/2018 Form 10-Q	34	Wisconsin Public Service Corporation

Financing Activities

Net cash related to financing activities increased $138.9 million during the six months ended June 30, 2018, compared with the same period in 2017, driven by:

•
A $75.0 million decrease in dividends paid to our parent during the six months ended June 30, 2018. We paid a special dividend to our parent to balance our capital structure during the first quarter of 2017, driven by cash received for assets transferred out of our pension plan in January 2017.

•
A $68.9 million net increase in cash due to $24.1 million of net borrowings of commercial paper during the six months ended June 30, 2018, compared with $44.8 million of net repayments of commercial paper during the same period in 2017.

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

Working Capital

As of June 30, 2018, our current liabilities exceeded our current assets by $450.0 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt.

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

06/30/2018 Form 10-Q	35	Wisconsin Public Service Corporation

If we are unable to successfully take actions to manage the adverse impacts of the Tax Legislation, or if additional interpretations, regulations, amendments or technical corrections exacerbate the adverse impacts of the legislation, the Tax Legislation could result in credit rating agencies placing our credit ratings on negative outlook or downgrading our credit ratings. Any such actions by credit rating agencies may make it more difficult and costly for us to issue future debt securities and certain other types of financing and could increase borrowing costs under our credit facility.

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

Additionally, as part of our commitment to invest in zero-carbon generation, we plan to invest in utility scale solar. We have partnered with an unaffiliated utility to acquire ownership interests in two proposed solar projects in Wisconsin. Badger Hollow Solar Farm will be located in Iowa County, Wisconsin, and Two Creeks Solar Project will be located in Manitowoc County, Wisconsin. We will own 100 MW of the output of each project for a total of 200 MW. Our share of the cost of both projects is estimated to be $260 million. Commercial operation for both projects is targeted for the end of 2020. Solar generation technology has greatly improved, has become more cost-effective, and it complements our summer demand curve.

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

Contractual Obligations

Due to our acquisition of Forward Wind Energy Center, our related power purchase agreement was terminated on April 2, 2018, which resulted in a reduction of our contractual obligations. See Note 2, Acquisition, for more information.

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

06/30/2018 Form 10-Q	36	Wisconsin Public Service Corporation

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

•
Prior to its acquisition by WEC Energy Group, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries, including us. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of June 30, 2018, we had not received any significant disallowances of the costs incurred for this project. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project.

See Note 18, Regulatory Environment, for more information regarding recent and pending rate proceedings and orders.

Environmental Matters

See Note 16, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Legislation was signed into law. As a result, the PSCW issued a written order in May 2018 regarding how we should refund the tax savings from the Tax Legislation to our ratepayers. We are also working with the FERC to modify our formula rate tariffs for the impacts of the Tax Legislation, and we expect to receive FERC approval for the modified tariffs in 2019. See Note 18, Regulatory Environment, for more information.

06/30/2018 Form 10-Q	37	Wisconsin Public Service Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2017 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 9, Fair Value Measurements, Note 10, Derivative Instruments, and Note 11, Guarantees, in this report for information concerning our market risk exposures.

06/30/2018 Form 10-Q	38	Wisconsin Public Service Corporation

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

With the exception of the ERP system implementation described above, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2018 Form 10-Q	39	Wisconsin Public Service Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2017 Annual Report on Form 10-K. See Note 16, Commitments and Contingencies, and Note 18, Regulatory Environment, in this report for more information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed in Note 16, Commitments and Contingencies, Note 18, Regulatory Environment, and below, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material effect on our financial statements.

Environmental Matters

Sheboygan River Matter

We were contacted by the United States Department of Justice in March 2016 to commence discussions with the federal natural resource trustees to resolve our alleged liability for natural resources damages (NRD) in the Sheboygan River related to the former Camp Marina manufactured gas plant site. We were originally notified about this claim in September 2012, but the WDNR chose not to be a party to the NRD claim negotiation in February 2014. However, the National Oceanic and Atmospheric Administration has co-equal trusteeship with the WDNR over the impacted Sheboygan River natural resources and pursued the NRD claim. Substantial remediation of the uplands at the legacy Sheboygan Camp Marina manufactured gas plant site has already occurred. We entered into a settlement agreement to resolve this matter, which was approved by the United States District Court for the Eastern District of Wisconsin in April 2018. The terms of the settlement did not have a material impact on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2017. See Item 1A. Risk Factors in Part I of our 2017 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

06/30/2018 Form 10-Q	40	Wisconsin Public Service Corporation

ITEM 6. EXHIBITS

Number	Exhibit
12	Statements re Computation of Ratios
	12.1	Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

06/30/2018 Form 10-Q	41	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 3, 2018	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2018 Form 10-Q	42	Wisconsin Public Service Corporation