Form 10-Q
period 2018-09-30
WISCONSIN PUBLIC SERVICE CORP
filed 2018-11-02
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018

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
September 30, 2018

All of the common stock of Wisconsin Public Service Corporation is owned by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2018

09/30/2018 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Integrys	Integrys Holding, Inc.
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WEC Energy Group	WEC Energy Group, Inc.
WE	Wisconsin Electric Power Company
WG	Wisconsin Gas LLC
WPSI	WPS Investments, LLC
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
CAA	Clean Air Act
CO2	Carbon Dioxide
CPP	Clean Power Plan
GHG	Greenhouse Gas
NOV	Notice of Violation
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
ROE	Return on Equity
SMRP	System Modernization and Reliability Project
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017

09/30/2018 Form 10-Q	ii	Wisconsin Public Service Corporation

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

Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of capital projects, sales and customer growth, rate actions and related filings with regulatory authorities, environmental and other regulations and associated compliance costs, legal proceedings, effective tax rates, pension and OPEB plans, fuel costs, sources of electric energy supply, coal and natural gas deliveries, remediation costs, environmental matters, liquidity and capital resources, and other matters.

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

09/30/2018 Form 10-Q	1	Wisconsin Public Service Corporation

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

09/30/2018 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2018	2017	2018	2017
Operating revenues	$379.2	$380.7	$1,122.9	$1,111.9

Operating expenses
Cost of sales	132.5	125.1	436.9	420.5
Other operation and maintenance	114.6	102.4	322.7	318.4
Depreciation and amortization	35.7	35.1	105.2	103.9
Property and revenue taxes	10.0	9.9	30.1	29.8
Total operating expenses	292.8	272.5	894.9	872.6

Operating income	86.4	108.2	228.0	239.3

Other income, net	8.9	5.5	27.0	17.1
Interest expense	13.4	13.7	39.4	41.2
Other expense	(4.5)	(8.2)	(12.4)	(24.1)

Income before income taxes	81.9	100.0	215.6	215.2
Income tax expense	24.9	39.1	66.1	84.3
Net income	$57.0	$60.9	$149.5	$130.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2018 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)	September 30,	December 31,
(in millions, except share and per share amounts)	2018	2017
Assets
Current assets
Cash and cash equivalents	$4.0	$7.9
Accounts receivable and unbilled revenues, net of reserves of $4.0	184.8	205.0
Accounts receivable from related parties	18.9	4.4
Materials, supplies, and inventories	113.9	107.0
Prepaid taxes	29.6	52.7
Other	15.6	13.0
Current assets	366.8	390.0

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $1,736.0 and $1,633.3, respectively	4,109.0	3,823.0
Regulatory assets	366.6	382.8
Goodwill	36.4	36.4
Pension and OPEB assets	74.4	62.0
Other	53.5	54.5
Long-term assets	4,639.9	4,358.7
Total assets	$5,006.7	$4,748.7

Liabilities and Equity
Current liabilities
Short-term debt	$308.8	$293.1
Current portion of long-term debt	250.0	250.0
Accounts payable	122.9	130.4
Accounts payable to related parties	45.4	30.0
Other	81.4	66.4
Current liabilities	808.5	769.9

Long-term liabilities
Long-term debt	916.9	916.2
Deferred income taxes	527.8	512.7
Deferred investment tax credits	6.4	6.7
Regulatory liabilities	705.4	689.3
Environmental remediation liabilities	99.6	99.6
Pension and OPEB obligations	24.2	24.0
Payables to related parties	3.0	3.5
Other	118.0	109.5
Long-term liabilities	2,401.3	2,361.5

Commitments and contingencies (Note 17)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,116.2	996.1
Retained earnings	585.1	525.6
Common shareholder's equity	1,796.9	1,617.3
Total liabilities and equity	$5,006.7	$4,748.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2018 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2018	2017
Operating Activities
Net income	$149.5	$130.9
Reconciliation to cash provided by operating activities
Depreciation and amortization	105.2	103.9
Deferred income taxes and investment tax credits, net	26.9	30.0
Contributions and payments related to pension and OPEB plans	(0.6)	(66.5)
Cash received for pension plan assets transferred	—	157.8
Change in –
Accounts receivable and unbilled revenues	5.4	16.3
Materials, supplies, and inventories	(6.6)	(4.1)
Prepaid taxes	23.1	28.2
Other current assets	1.5	(2.8)
Accounts payable	34.8	(24.5)
Other current liabilities	16.8	11.5
Other, net	12.1	11.3
Net cash provided by operating activities	368.1	392.0

Investing Activities
Capital expenditures	(312.5)	(237.9)
Acquisition of Forward Wind Energy Center	(77.1)	—
Payments for assets transferred from WBS	(30.0)	(10.0)
Other, net	2.0	1.9
Net cash used in investing activities	(417.6)	(246.0)

Financing Activities
Change in short-term debt	15.7	(56.0)
Payment of dividends to parent	(90.0)	(165.0)
Equity contribution from parent	120.0	75.0
Other, net	(0.1)	—
Net cash provided by (used in) financing activities	45.6	(146.0)

Net change in cash and cash equivalents	(3.9)	—
Cash and cash equivalents at beginning of period	7.9	3.1
Cash and cash equivalents at end of period	$4.0	$3.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2018 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2018

NOTE 1—GENERAL INFORMATION

As used in these notes, the term "financial statements" refers to the condensed consolidated financial statements. This includes the income statements, balance sheets, and statements of cash flows, unless otherwise noted. In this report, when we refer to "the Company," "us," "we," "our," or "ours," we are referring to Wisconsin Public Service Corporation.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2017. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of expected results for 2018 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITION

Acquisition of a Wind Energy Generation Facility in Wisconsin

On April 2, 2018, we, along with two unaffiliated utilities, completed the purchase of Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 129 MW. The aggregate purchase price was $172.9 million of which our proportionate share was 44.6%, or $77.1 million. Since 2008 and up until the acquisition, we purchased 44.6% of the facility’s energy output under a power purchase agreement.

The table below shows the allocation of the purchase price to the assets acquired at the date of the acquisition, which are included in rate base.

(in millions)
Current assets	$0.2
Net property, plant, and equipment	76.9
Total purchase price	$77.1

Under a joint ownership agreement with the two other utilities, we are entitled to our share of generating capability and output of the facility equal to our ownership interest. We are also paying our ownership share of additional capital expenditures and operating expenses.

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

09/30/2018 Form 10-Q	6	Wisconsin Public Service Corporation

We adopted the following practical expedients and optional exemptions for the implementation of this standard:

•	We elected to exclude from the transaction price any amounts collected from customers for all sales taxes and other similar taxes.

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

Comparable amounts have not been presented for the three and nine months ended September 30, 2017, due to our adoption of this standard under the modified retrospective method.

	Wisconsin Public Service Corporation Consolidated
(in millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Electric utility	$334.1	$908.7
Natural gas utility	44.3	211.8
Total revenues from contracts with customers	378.4	1,120.5
Other operating revenues	0.8	2.4
Total operating revenues	$379.2	$1,122.9

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
(in millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Residential	$104.1	$289.2
Small commercial and industrial	107.1	284.3
Large commercial and industrial	67.5	183.4
Other	2.0	6.3
Total retail revenues	280.7	763.2
Wholesale	40.1	109.0
Resale	9.7	27.8
Other utility revenues	3.6	8.7
Total electric utility operating revenues	$334.1	$908.7

Electricity sales to residential and commercial and industrial customers are generally accomplished through requirements contracts, which provide for the delivery of as much electricity as the customer needs. These contracts represent discrete deliveries of

09/30/2018 Form 10-Q	7	Wisconsin Public Service Corporation

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

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Natural Gas Utility Operating Revenues
(in millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Residential	$17.2	$114.4
Commercial and industrial	10.0	69.3
Total retail revenues	27.2	183.7
Transport	3.0	15.0
Other utility revenues *	14.1	13.1
Total natural gas utility operating revenues	$44.3	$211.8

*	Includes amounts collected from customers for purchased gas adjustment costs.

09/30/2018 Form 10-Q	8	Wisconsin Public Service Corporation

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

Other Operating Revenues

Other operating revenues consist primarily of the following:

(in millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Late payment charges	$0.6	$2.3
Leases	0.1	0.2
Alternative revenues *	0.1	(0.1)
Total other operating revenues	$0.8	$2.4

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

09/30/2018 Form 10-Q	9	Wisconsin Public Service Corporation

NOTE 4—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets were reflected on our balance sheets at September 30, 2018 and December 31, 2017. For more information on our regulatory assets, see Note 4, Regulatory Assets and Liabilities, in our 2017 Annual Report on Form 10-K.

(in millions)	September 30, 2018	December 31, 2017
Regulatory assets (1)
Unrecognized pension and OPEB costs	$149.2	$161.3
Environmental remediation costs	117.2	116.0
Termination of a tolling agreement with Fox Energy Company LLC	23.1	27.2
Plant retirements (2)	17.3	8.3
Asset retirement obligations	12.1	9.7
De Pere Energy Center	11.1	14.0
Income tax	8.5	8.2
Crane Creek wind project production tax credits (3)	3.4	22.8
Other, net	30.1	15.3
Total regulatory assets	$372.0	$382.8

Balance Sheet Presentation
Current assets	$5.4	$—
Regulatory assets	366.6	382.8
Total regulatory assets	$372.0	$382.8

(1)	Based on prior and current rate treatment, we believe it is probable that we will continue to recover from customers the regulatory assets in this table.

(2)	For information on the retirement of our older and less efficient fossil fuel generating units, see Note 5, Property, Plant, and Equipment.

(3)
In May 2018, the PSCW issued an order requiring us to use a portion of our tax benefits from the Tax Legislation that was signed into law in December 2017 to reduce the regulatory assets related to our Crane Creek wind project production tax credits. See Note 19, Regulatory Environment, for more information.

The following regulatory liabilities were reflected on our balance sheets at September 30, 2018 and December 31, 2017. For more information on our regulatory liabilities, see Note 4, Regulatory Assets and Liabilities, in our 2017 Annual Report on Form 10-K.

(in millions)	September 30, 2018	December 31, 2017
Regulatory liabilities
Income tax (1)	$395.0	$393.8
Removal costs	238.8	238.9
Unrecognized pension and OPEB costs	29.0	30.2
Electric transmission costs	9.9	6.0
Earnings sharing mechanism (2)	8.5	—
Energy costs refundable through rate adjustments	6.2	8.2
Other, net	18.0	20.1
Total regulatory liabilities	$705.4	$697.2

Balance Sheet Presentation
Current liabilities	$—	$7.9
Regulatory liabilities	705.4	689.3
Total regulatory liabilities	$705.4	$697.2

(1)	For information on the regulatory treatment of the Tax Legislation, see Note 19, Regulatory Environment.

(2)	For information on our earnings sharing mechanism, see Note 19, Regulatory Environment.

09/30/2018 Form 10-Q	10	Wisconsin Public Service Corporation

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Utility Segment Plant to be Retired

We have evaluated future plans for our older and less efficient fossil fuel generating units and have retired the plants identified below. In addition, a severance liability in the amount of $3.6 million was recorded in other current liabilities related to these announced plant retirements at December 31, 2017.

Pulliam Power Plant

In connection with a MISO ruling, we retired Pulliam Units 7 and 8 effective October 21, 2018. The carrying value of the Pulliam units was $40.8 million at September 30, 2018. This amount included the net book value of $61.1 million, which was classified as plant to be retired within property, plant, and equipment on our balance sheet. In addition, a $20.3 million cost of removal reserve related to the Pulliam units was classified as a regulatory liability at September 30, 2018. The net book value was reclassified as a regulatory asset on our balance sheet in the fourth quarter as a result of the retirement of the generating units. We continue to amortize this regulatory asset on a straight-line basis using the composite depreciation rates approved by the PSCW before these generating units were retired. See Note 17, Commitments and Contingencies, for more information.

Edgewater Unit 4

The Edgewater 4 generating unit was retired effective September 28, 2018. The carrying value of the generating unit was $8.3 million at September 30, 2018. This amount included the net book value of our ownership share of this generating unit of $10.2 million, which was reclassified as a regulatory asset on our balance sheet in the third quarter as a result of the retirement of the generating unit. In addition, a $1.9 million cost of removal reserve related to the Edgewater 4 generating unit was classified as a regulatory liability at September 30, 2018. We continue to amortize this regulatory asset on a straight-line basis using the composite depreciation rates approved by the PSCW before this generating unit was retired. Amortization is included in depreciation and amortization in the income statement. See Note 17, Commitments and Contingencies, for more information.

NOTE 6—COMMON EQUITY

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 7—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2018	December 31, 2017
Commercial paper
Amount outstanding	$308.8	$293.1
Weighted-average interest rate on amounts outstanding	2.31%	1.72%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2018, was $292.2 million with a weighted-average interest rate during the period of 2.16%.

09/30/2018 Form 10-Q	11	Wisconsin Public Service Corporation

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	September 30, 2018
Revolving credit facility	October 2022	$400.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		308.8
Available capacity under existing agreement		$89.9

NOTE 8—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	September 30, 2018	December 31, 2017
Fossil fuel	$34.9	$43.8
Materials and supplies	48.8	40.8
Natural gas in storage	30.2	22.4
Total	$113.9	$107.0

Substantially all fossil fuel, materials and supplies, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

NOTE 9—INCOME TAXES

The effective tax rates of 30.4% and 30.7% for the three and nine months ended September 30, 2018, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the accounting treatment of the PSCW's order regarding the benefits associated with the Tax Legislation, in addition to state income taxes. See Note 19, Regulatory Environment, for more information on the Tax Legislation.

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

09/30/2018 Form 10-Q	12	Wisconsin Public Service Corporation

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.6	$—	$—	$1.6
FTRs	—	—	5.1	5.1
Coal contracts	—	0.6	—	0.6
Total derivative assets	$1.6	$0.6	$5.1	$7.3

Derivative liabilities
Natural gas contracts	$0.6	$—	$—	$0.6

	December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.8	$—	$—	$0.8
Petroleum product contracts	0.3	—	—	0.3
FTRs	—	—	2.0	2.0
Coal contracts	—	0.4	—	0.4
Total derivative assets	$1.1	$0.4	$2.0	$3.5

Derivative liabilities
Natural gas contracts	$2.3	$—	$—	$2.3
Coal contracts	—	0.5	—	0.5
Total derivative liabilities	$2.3	$0.5	$—	$2.8

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Balance at the beginning of period	$8.0	$5.8	$2.0	$2.0
Purchases	—	—	9.0	6.9
Settlements	(2.9)	(2.2)	(5.9)	(5.3)
Balance at the end of period	$5.1	$3.6	$5.1	$3.6

09/30/2018 Form 10-Q	13	Wisconsin Public Service Corporation

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	September 30, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,166.9	$1,214.1	$1,166.2	$1,302.4

The fair values of long-term debt are categorized within Level 2 of the fair value hierarchy.

NOTE 11—DERIVATIVE INSTRUMENTS

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

The following table shows our derivative assets and derivative liabilities:

	September 30, 2018		December 31, 2017
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$1.6	$0.5	$0.8	$1.9
Petroleum products contracts	—	—	0.3	—
FTRs	5.1	—	2.0	—
Coal contracts	0.2	—	—	0.5
Total other current *	$6.9	$0.5	$3.1	$2.4

Other long-term
Natural gas contracts	$—	$0.1	$—	$0.4
Coal contracts	0.4	—	0.4	—
Total other long-term *	$0.4	$0.1	$0.4	$0.4
Total	$7.3	$0.6	$3.5	$2.8

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivative instruments are primarily included in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	7.5 Dth	$0.1	4.0 Dth	$(0.6)
Petroleum products contracts	0.4 gallons	0.2	0.3 gallons	—
FTRs	2.5 MWh	5.7	2.5 MWh	1.8
Total		$6.0		$1.2

09/30/2018 Form 10-Q	14	Wisconsin Public Service Corporation

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	28.8 Dth	$(1.9)	9.1 Dth	$(1.1)
Petroleum products contracts	1.7 gallons	0.4	0.3 gallons	—
FTRs	6.9 MWh	11.6	6.8 MWh	2.5
Total		$10.1		$1.4

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2018 and December 31, 2017, we had posted cash collateral of $1.0 million and $4.9 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2018		December 31, 2017
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$7.3	$0.6	$3.5	$2.8
Gross amount not offset on the balance sheet	(0.6)	(0.6)	(1.1)	(2.3)	*
Net amount	$6.7	$—	$2.4	$0.5

*	Includes cash collateral posted of $1.2 million.

NOTE 12—GUARANTEES

As of September 30, 2018, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that extended credit to us which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 13—EMPLOYEE BENEFITS

Through December 31, 2016, we participated in the Integrys Energy Group Retirement Plan, a noncontributory, qualified pension plan sponsored by WBS. We were responsible for our share of the plan assets and obligations. Effective January 1, 2017, the Integrys Energy Group Retirement Plan was split into six separate plans. As a result, we now have our own pension plan. While the split did not impact our pension benefit obligation, federal regulations required a different allocation of assets among the new plans. As a result, assets were transferred out of our plan in January 2017. See Note 16, Related Parties, for more information.

The following tables show the components of net periodic pension and OPEB costs for our benefit plans:

	Pension Costs
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Service cost	$2.6	$2.2	$7.8	$6.7
Interest cost	6.5	6.6	19.5	20.0
Expected return on plan assets	(12.1)	(11.6)	(36.2)	(34.8)
Amortization of net actuarial loss	5.3	4.4	15.8	13.0
Net periodic benefit cost	$2.3	$1.6	$6.9	$4.9

09/30/2018 Form 10-Q	15	Wisconsin Public Service Corporation

	OPEB Costs
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Service cost	$1.5	$1.5	$4.6	$4.6
Interest cost	2.0	2.3	6.1	7.0
Expected return on plan assets	(4.4)	(4.1)	(13.3)	(12.3)
Amortization of prior service credit	(2.8)	(2.3)	(8.5)	(6.9)
Amortization of net actuarial loss	0.7	0.7	1.9	1.9
Net periodic benefit credit	$(3.0)	$(1.9)	$(9.2)	$(5.7)

During the nine months ended September 30, 2018, we made contributions and payments of $0.5 million related to our pension plans and $0.1 million related to our OPEB plans. We expect to make contributions and payments of $0.2 million related to our pension plans and $0.1 million related to our OPEB plans during the remainder of 2018, dependent upon various factors affecting us, including our liquidity position and the effects of the new Tax Legislation.

Effective January 1, 2018, we adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which modifies certain aspects of the accounting for employee benefit costs. Under the new guidance, only the service cost component can be included in total operating expenses. The remaining components of net periodic benefit cost (credit) are required to be presented in the income statement separately from the service cost component, outside of operating income. As required, this change was applied retrospectively to all prior periods presented. Accordingly, for the three and nine months ended September 30, 2018 and 2017, we have presented the service cost component of our retirement benefit plans in other operation and maintenance on the income statements, while presenting the non-service components in other income, net.

The following table shows the non-service credit components of net benefit costs:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Non-service credit components	$(4.3)	$(2.5)	$(12.6)	$(8.2)

For the three and nine months ended September 30, 2017, the net credits from the non-service components of net benefit cost (credit) were reclassified from other operation and maintenance to other income, net, on our income statements.

Under ASU 2017-07, only the service cost component of net periodic benefit cost is eligible for capitalization to property, plant, and equipment. In prior periods, a portion of all net benefit cost components was capitalized to property, plant, and equipment. As required, this amendment was applied prospectively, beginning January 1, 2018. As a result of the application of accounting principles for rate regulated entities, the non-service cost (credit) components of the net benefit cost (credit) that are no longer eligible for capitalization under this standard, but are capitalized under the regulatory framework, are presented as regulatory assets or liabilities rather than property, plant, and equipment.

NOTE 14—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the nine months ended September 30, 2018 and 2017.

The identifiable intangible assets other than goodwill listed below are classified as other long-term assets on our balance sheets.

	September 30, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets *	$8.3	$(6.5)	$1.8	$8.3	$(5.6)	$2.7
Unamortized intangible assets	0.4	—	0.4	0.4	—	0.4
Total intangible assets	$8.7	$(6.5)	$2.2	$8.7	$(5.6)	$3.1

*
Represents a contractual service agreement that provides for major maintenance and protection against unforeseen maintenance costs related to the combustion turbine generators at the Fox Energy Center. The remaining amortization period at September 30, 2018 was approximately two years.

09/30/2018 Form 10-Q	16	Wisconsin Public Service Corporation

NOTE 15—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At September 30, 2018, we reported two segments, which are described below.

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

The following tables show summarized financial information for the three and nine months ended September 30, 2018 and 2017, related to our reportable segments:

(in millions)	Utility	Other	Wisconsin Public Service Corporation Consolidated
Three Months Ended September 30, 2018
Operating revenues	$379.2	$—	$379.2
Other operation and maintenance	114.5	0.1	114.6
Depreciation and amortization	35.7	—	35.7
Operating income (loss)	86.6	(0.2)	86.4
Other income, net	8.7	0.2	8.9
Interest expense	13.4	—	13.4

(in millions)	Utility	Other	Wisconsin Public Service Corporation Consolidated
Three Months Ended September 30, 2017
Operating revenues	$380.7	$—	$380.7
Other operation and maintenance *	102.5	(0.1)	102.4
Depreciation and amortization	35.0	0.1	35.1
Operating income *	108.2	—	108.2
Other income, net *	5.4	0.1	5.5
Interest expense	13.7	—	13.7

*	Includes the retroactive restatement impacts of the implementation of ASU 2017-07. See Note 13, Employee Benefits, for more information on this new standard.

(in millions)	Utility	Other	Wisconsin Public Service Corporation Consolidated
Nine Months Ended September 30, 2018
Operating revenues	$1,122.9	$—	$1,122.9
Other operation and maintenance	322.4	0.3	322.7
Depreciation and amortization	105.2	—	105.2
Operating income (loss)	228.5	(0.5)	228.0
Other income, net	25.5	1.5	27.0
Interest expense	39.4	—	39.4

09/30/2018 Form 10-Q	17	Wisconsin Public Service Corporation

(in millions)	Utility	Other	Wisconsin Public Service Corporation Consolidated
Nine Months Ended September 30, 2017
Operating revenues	$1,111.9	$—	$1,111.9
Other operation and maintenance *	318.0	0.4	318.4
Depreciation and amortization	103.9	—	103.9
Operating income (loss) *	239.7	(0.4)	239.3
Other income, net *	15.2	1.9	17.1
Interest expense	41.2	—	41.2

*	Includes the retroactive restatement impacts of the implementation of ASU 2017-07. See Note 13, Employee Benefits, for more information on this new standard.

NOTE 16—RELATED PARTIES

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

Our balance sheets included the following receivables and payables related to transactions entered into with certain related parties:

(in millions)	September 30, 2018	December 31, 2017
Accounts receivable
Services provided to ATC	$0.5	$0.7
Accounts payable
Network transmission services from ATC	8.8	9.0
Liability related to income tax allocation
Integrys	3.6	4.1

09/30/2018 Form 10-Q	18	Wisconsin Public Service Corporation

The following table shows activity associated with our related party transactions:

	Three Months Ended September 30			Nine Months Ended September 30
(in millions)	2018	2017		2018	2017
Transactions with WE
Natural gas sales to WE	$0.6	$0.8		$1.6	$1.3
Billings to WE (1)	1.5	1.4		6.6	3.6
Billings from WE (1)	3.9	6.4		11.2	14.1
Transactions with WBS
Net cash (paid) received for transfer of pension assets	—	(4.1)	(2)	—	157.8	(2)
Billings to WBS (1)	0.2	2.9		0.7	13.4
Billings from WBS (1) (3)	31.8	26.1		116.8	94.3
Transactions with UMERC
Electric sales to UMERC	3.9	4.1		11.6	12.2
Natural gas sales to UMERC	0.3	0.1		1.8	1.7
Transactions with Bluewater (4)
Storage service fees	1.5	0.2		3.2	0.2
Transactions related to ATC
Charges to ATC for services and construction	1.3	1.4		4.3	4.2
Charges from ATC for network transmission services	26.6	27.0		79.6	80.9
Refund from ATC related to a FERC audit	—	—		6.6	—
Refund from ATC per FERC ROE order	—	—		—	8.9
Transactions with WRPC
Rental payments to WRPC (5)	0.3	0.4		1.0	0.9
Purchases of energy from WRPC (5)	—	—		—	0.5
Charges from WRPC for services	0.7	0.6		1.9	1.4
Charges to WRPC for operations	0.4	0.2		0.8	0.7

(1)	Includes amounts billed for services, pass through costs, and other items in accordance with approved affiliated interest agreements.

(2)
The three and nine months ended September 30, 2017 included $4.1 million of cash paid and $157.8 million of net cash received, respectively, related to our transfer of pension trust assets in conjunction with the Integrys pension plan split. Effective January 1, 2017, the Integrys Energy Group Retirement Plan was split into six separate plans. As a result, we now have our own pension plan. While the split did not impact our pension benefit obligation, federal regulations required a different allocation of assets among the new plans. Assets were transferred out of our plan in January 2017.

(3)
Includes $0.9 million and $30.0 million for the transfer of certain software assets from WBS for the three and nine months ended September 30, 2018, respectively. The three and nine months ended September 30, 2017 included $0.8 million and $10.0 million, respectively, for the transfer of certain software assets to us.

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

09/30/2018 Form 10-Q	19	Wisconsin Public Service Corporation

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

NOTE 17—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of September 30, 2018, were $1,116.2 million. This amount increased by $261.6 million from what was disclosed at June 30, 2018, driven by obligations related to new five-year coal transportation agreements entered into during the third quarter of 2018.

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

Climate Change

In 2015, the EPA issued a final rule regulating GHG emissions from existing generating units, referred to as the Clean Power Plan, and final performance standards for modified and reconstructed generating units and new fossil-fueled power plants. In February 2016, the Supreme Court stayed the effectiveness of the CPP until disposition of certain litigation in the D.C. Circuit Court of Appeals challenging the rule and, to the extent that further appellate review is sought, at the Supreme Court. In April 2017, pursuant to motions made by the EPA, the D.C. Circuit Court of Appeals ordered the challenges to the CPP, as well as related performance standards for new, reconstructed, and modified fossil-fueled power plants, to be held in abeyance, which remains the case.

In December 2017, the EPA issued an advanced notice of proposed rulemaking to solicit input on whether it is appropriate to replace the CPP. Then, in August 2018, the EPA issued a proposed replacement rule for the CPP, the Affordable Clean Energy (ACE) rule. The proposed ACE rule would require the EPA to develop emission guidelines for states to use to develop their individual state plans. The state plans would focus on reducing GHG emissions by improving the efficiency of fossil-fueled power plants. The type of power plants most likely affected by this rule would be coal-fueled electric generating units (EGUs). The EPA is also considering revisions to

09/30/2018 Form 10-Q	20	Wisconsin Public Service Corporation

new source review (NSR) permitting as part of this rulemaking that could allow certain power plant efficiency improvement projects to be implemented without triggering NSR permitting requirements. We submitted comments on the ACE rule by the October 31, 2018 due date.

We continue to evaluate opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute towards long-term GHG reductions. WEC Energy Group's plan, which includes us, is to work with its industry partners, environmental groups, and the State of Wisconsin, with goals of reducing CO2 emissions by approximately 40% and 80% below 2005 levels by 2030 and 2050, respectively. We have implemented and continue to evaluate numerous options in order to meet WEC Energy Group's CO2 reduction goals. As a result of WEC Energy Group's generation reshaping plan, we retired 308 MW of coal generation in 2018, consisting of the Pulliam power plant and the jointly-owned Edgewater Unit 4 generation units. See Note 5, Property, Plant, and Equipment, for more information. In addition, we are evaluating our goals, and possible subsequent actions, with respect to national and international efforts to reduce future GHG emissions in order to limit future global temperature increases to less than two degrees Celsius.

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

Facility owners must select from seven compliance options available to meet the impingement mortality (IM) reduction standard. The rule requires state permitting agencies to make BTA determinations, subject to EPA oversight, for IM reduction over the next several years as facility permits are reissued. Based on our assessment, we believe that existing technologies at our generating facilities, except for Pulliam Units 7 and 8 and Weston Unit 2, satisfy the IM BTA requirements. We retired Pulliam Units 7 and 8 effective October 21, 2018. See Note 5, Property, Plant, and Equipment, for more information on the retirement of the Pulliam generating units. Therefore, we will not be required to make alterations to the existing water intake at Pulliam Units 7 and 8. Based on the reissued WPDES permit for Weston, the WDNR will not require physical modifications to the Weston Unit 2 intake structure to meet the IM BTA requirements based on low capacity use of the unit.

BTA determinations must also be made by the WDNR to address entrainment mortality (EM) reduction on a site-specific basis taking into consideration several factors. There has been an interim EM BTA determination made by the WDNR as part of the reissued WPDES permit for Weston Units 3 and 4, and we intend to extrapolate these results to assess Weston Unit 2. The entrainment study and other technical information will be used by the WDNR to make a final 316(b) determination during the next five year WPDES permit term. At this time, we expect that the WDNR will conclude that the existing cooling tower systems for Weston Units 3 and 4 are BTA for both impingement and entrainment reduction. In addition, the WDNR has initially indicated that based on the low capacity utilization of Weston Unit 2, impingement mortality reduction technology will not be required and further entrainment reduction will not be necessary. Due to the retirement of Pulliam Units 7 and 8, we do not believe that BTA determinations for EM will be necessary for these units.

We have also provided information to the WDNR about planned unit retirements. In light of the retirement of Pulliam Units 7 and 8, we will not be required to submit additional 316(b) information.

As a result of past capital investments completed to address 316(b) compliance, we believe our fleet overall is well positioned to meet the new regulation and do not expect to incur significant costs to comply with this regulation.

Steam Electric Effluent Limitation Guidelines

The EPA's final steam electric effluent limitation guidelines (ELG) rule took effect in January 2016. This rule created new requirements for several types of power plant wastewaters. The requirement that affects us relates to discharge limits for bottom ash transport water (BATW). Various petitions challenging the rule were consolidated and are pending in the United States Court of Appeals for the Fifth Circuit. In April 2017, the EPA issued an administrative stay of certain compliance deadlines while further reviewing the rule. In September 2017, the EPA issued a final rule (Postponement Rule) to postpone the earliest compliance date to November 1, 2020 for

09/30/2018 Form 10-Q	21	Wisconsin Public Service Corporation

the BATW. The latest ELG rule compliance date remains December 31, 2023 for any new wastewater treatment requirements contained in power plant discharge permits. This rule applies to wastewater discharges from our power plant processes in Wisconsin. Litigation over various aspects of the final ELG rule and the Postponement Rule is pending in several Federal Courts. Due to pending generating unit retirements, the only facility that will require bottom ash system modifications is Weston Unit 3.

As a result of past capital investments completed to address ELG compliance, we believe our fleet overall is well positioned to meet this new regulation. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. However, as currently constructed, the ELG rule will require additional wastewater treatment retrofits as well as installation of other equipment to minimize process water use.

The final rule would require dry fly ash handling, which is already in place at all of our power plants. Dry bottom ash transport systems are required by the new rule, and modifications would be required at Weston Unit 3. We are beginning preliminary engineering for compliance with the rule and estimate approximately $20 million would be required to design and install a bottom ash transport system for Weston Unit 3. This estimate reflects the retirements of certain of our generation plants as a result of WEC Energy Group's generation reshaping plan discussed in Climate Change above.

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	September 30, 2018	December 31, 2017
Regulatory assets	$117.2	$116.0
Reserves for future remediation	99.6	99.6

Consent Decrees

Weston and Pulliam Power Plants Consent Decree

In November 2009, the EPA issued an NOV to us, which alleged violations of the CAA's New Source Review requirements relating to certain projects completed at the Weston and Pulliam plants from 1994 to 2009. We entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Eastern District of Wisconsin in March 2013. We retired Pulliam Units 7 and 8 effective October 21, 2018. See Note 5, Property, Plant, and Equipment, for more information about the retirement.

09/30/2018 Form 10-Q	22	Wisconsin Public Service Corporation

Joint Ownership Power Plants Consent Decree – Columbia and Edgewater

In December 2009, the EPA issued an NOV to Wisconsin Power and Light, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric, WE (former co-owner of an Edgewater unit), and us. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. We, along with Wisconsin Power and Light, Madison Gas and Electric, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater 4 generating unit was retired effective September 28, 2018. See Note 5, Property, Plant, and Equipment, for more information about the retirement.

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

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30
(in millions)	2018	2017
Cash (paid) for interest, net of amount capitalized	$(27.9)	$(27.8)
Cash (paid) for income taxes, net	(13.4)	(27.5)
Significant noncash transactions:
Accounts payable related to construction costs	16.9	36.3
Accounts payable related to assets transferred from affiliates	2.7	—
Transfer of ownership in WPSI to another subsidiary of Integrys *	—	67.2
Transfer of net assets to UMERC *	—	21.1

*	See Note 16, Related Parties, for more information on these transactions.

NOTE 19—REGULATORY ENVIRONMENT

Tax Cuts and Jobs Act of 2017

In December 2017, we deferred for return to ratepayers, through future refunds, bill credits, or reductions in other regulatory assets, the estimated tax benefit of $444.7 million related to the Tax Legislation that was signed into law in December 2017. This tax benefit resulted from the revaluation of deferred taxes. The Tax Legislation also reduced the corporate federal tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018.

In May 2018, the PSCW issued an order regarding the benefits associated with the Tax Legislation. The PSCW order requires our electric utility operations to use 40% of the current 2018 and 2019 tax benefits to reduce certain regulatory assets. The remaining 60% is to be returned to electric customers in the form of bill credits. For our natural gas utility operations, the PSCW indicated that 100% of the current 2018 and 2019 tax benefits should be returned to natural gas customers in the form of bill credits. Regarding the net tax benefit associated with the revaluation of deferred taxes, amortization required in accordance with normalization accounting is to be used to reduce certain regulatory assets for our electric utility operations and is being deferred for our natural gas utility operations. The timing and method of returning the remaining net tax benefit associated with the revaluation of deferred taxes for our electric and natural gas utility operations was not addressed and will be determined in a future rate proceeding.
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

09/30/2018 Form 10-Q	23	Wisconsin Public Service Corporation

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

Proposed Solar Generation Projects

On May 31, 2018, we, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire ownership interests in two proposed solar projects in Wisconsin. Badger Hollow Solar Farm will be located in Iowa County, Wisconsin, and Two Creeks Solar Project will be located in Manitowoc County, Wisconsin. We will own 100 MW of the output of each project for a total of 200 MW. Our share of the cost of both projects is estimated to be $260 million.

NOTE 20—NEW ACCOUNTING PRONOUNCEMENTS

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which revises current guidance (Topic 840) regarding accounting for leases. Revisions include requiring a lessee to recognize a lease asset and a lease liability on its balance sheet for each lease, including operating leases, with an initial term greater than 12 months. In addition, required quantitative and qualitative disclosures related to lease agreements were expanded. For lessors however, accounting for leases is largely unchanged from previous provisions of GAAP. This guidance will be effective for our financial statements for periods beginning after December 15, 2018, and interim periods within those annual periods. Companies are able to elect several practical expedients to aid in the transition to Topic 842. The following three practical expedients must all be elected together, and we intend to elect these practical expedients to aid in our implementation of Topic 842.

•	An entity need not reassess whether any expired or existing contracts are or contain leases.

•
An entity need not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with Topic 840, Leases, will continue to be classified as operating leases, and all existing leases that were classified as capital leases in accordance with Topic 840 will continue to be classified as capital leases).

•	An entity need not reassess initial direct costs for any existing leases.

Other practical expedients that can be elected individually, and that we are still assessing as part of our implementation of Topic 842, are as follows:

•	An entity may use hindsight in determining the lease term and in assessing impairment of the entity’s right-of-use assets.

•	An entity may elect, by class of underlying asset, to account for the nonlease components in a contract as part of the single lease component to which they are related.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which is an amendment to ASU 2016-02. Land easements (also commonly referred to as rights of way) represent the right to use, access or cross another entity's land for a specified purpose. This new guidance permits an entity to elect a transitional practical expedient, to be applied consistently, to not evaluate under Topic 842 land easements that were already in existence or had expired at the time of the entity's adoption of Topic 842. Once Topic 842 is adopted, an entity is required to apply Topic 842 prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. ASU 2018-01 is effective for fiscal years beginning after December 15, 2018. We intend to elect this practical expedient.

09/30/2018 Form 10-Q	24	Wisconsin Public Service Corporation

In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements," which amends ASU 2016-02 and allows entities the option to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are in the process of finalizing our inventory of leases, which includes continuing to monitor activities of the FASB as well as utility industry implementation guidance. We also continue to document technical accounting issues, analyze financial reporting implications and implement required changes to internal controls and processes. We plan to adopt Topic 842 effective January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented. Upon adoption, we do expect an increase in assets and liabilities (which we are still in the process of quantifying), although we do not expect the guidance to have a significant impact on our results of operations or cash flows.

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

09/30/2018 Form 10-Q	25	Wisconsin Public Service Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our 2017 Annual Report on Form 10-K.

Introduction

We are an electric and natural gas utility and an indirect wholly owned subsidiary of WEC Energy Group. We derive revenues primarily from the distribution and sale of electricity and natural gas to retail customers in northeastern Wisconsin. We also provide wholesale electric service to numerous utilities and cooperatives for resale. We conduct our business primarily through our utility reportable segment. See Note 15, Segment Information, for more information on our reportable business segments.

Corporate Strategy

Our goal is to continue to build and sustain long-term value for customers and shareholders by focusing on the fundamentals of our business: reliability; operating efficiency; financial discipline; customer care; and safety.

Reshaping Our Generation Fleet

WEC Energy Group has developed and is executing a plan to reshape its generation portfolio. This plan will balance reliability and customer cost with environmental stewardship. Taken as a whole, this plan should reduce costs to customers, preserve fuel diversity, and lower carbon emissions. Generation reshaping includes retiring older fossil fuel generation units, building state-of-the-art natural gas generation, and investing in cost-effective zero-carbon generation with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. In addition, WEC Energy Group set a new long-term goal of reducing CO2 emissions by approximately 80% below 2005 levels by 2050. WEC Energy Group expects to retire approximately 1,800 MW of coal generation by 2020 across its electric utilities, and add additional natural gas-fired generating units and renewable generation, including utility-scale solar projects. The Edgewater 4 generating unit was retired in September 2018, and the Pulliam power plant was retired in October 2018. See Note 5, Property, Plant, and Equipment, for information related to these plant retirements.

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

09/30/2018 Form 10-Q	26	Wisconsin Public Service Corporation

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2018

Consolidated Earnings

The following table compares our consolidated results for the third quarter of 2018 with the third quarter of 2017, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended September 30
(in millions)	2018	2017	B (W)	Change Related to Tax Legislation	Remaining Change B (W)
Operating revenues	$379.2	$380.7	$(1.5)	$(12.0)	$10.5
Cost of sales	132.5	125.1	(7.4)	—	(7.4)
Other operation and maintenance	114.6	102.4	(12.2)	—	(12.2)
Depreciation and amortization	35.7	35.1	(0.6)	1.3	(1.9)
Property and revenue taxes	10.0	9.9	(0.1)	—	(0.1)
Operating income	86.4	108.2	(21.8)	(10.7)	(11.1)
Other income, net	8.9	5.5	3.4	—	3.4
Interest expense	13.4	13.7	0.3	—	0.3
Income before income taxes	81.9	100.0	(18.1)	(10.7)	(7.4)
Income tax expense	24.9	39.1	14.2	10.7	3.5
Net income	$57.0	$60.9	$(3.9)	$—	$(3.9)

Our consolidated earnings for the three months ended September 30, 2018 were $57.0 million, compared to $60.9 million for the same quarter in 2017. The table above shows the income statement impact associated with the Tax Legislation signed into law in December 2017. As shown in the table above, the changes related to the Tax Legislation had no impact on net income. See Note 9,

09/30/2018 Form 10-Q	27	Wisconsin Public Service Corporation

Income Taxes, and Note 19, Regulatory Environment, for more information. See below for additional information on the remaining $3.9 million decrease in consolidated earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the three months ended September 30, 2018 and 2017 was $86.6 million and $108.2 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

Utility Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2018	2017	B (W)
Electric revenues	$334.9	$337.5	$(2.6)
Fuel and purchased power	110.6	106.6	(4.0)
Total electric margins	224.3	230.9	(6.6)

Natural gas revenues	44.3	43.2	1.1
Cost of natural gas sold	21.9	18.5	(3.4)
Total natural gas margins	22.4	24.7	(2.3)

Total electric and natural gas margins	246.7	255.6	(8.9)

Other operation and maintenance	114.5	102.5	(12.0)
Depreciation and amortization	35.7	35.0	(0.7)
Property and revenue taxes	9.9	9.9	—
Operating income	$86.6	$108.2	$(21.6)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2018	2017	B (W)
Operation and maintenance not included in line items below	$60.1	$56.8	$(3.3)
Transmission (1)	38.6	38.7	0.1
Regulatory amortizations and other pass through expenses (2)	7.3	7.0	(0.3)
Earnings sharing mechanism (3)	8.5	—	(8.5)
Total other operation and maintenance	$114.5	$102.5	$(12.0)

(1)
The PSCW has approved escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended September 30, 2018 and 2017, $37.9 million and $39.7 million, respectively, of costs were billed to us by transmission providers.

09/30/2018 Form 10-Q	28	Wisconsin Public Service Corporation

(2)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

(3)	See Note 19, Regulatory Environment, for more information about our earnings sharing mechanism.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2018	2017	B (W)
Customer class
Residential	836.0	753.1	82.9
Small commercial and industrial	1,120.6	1,085.6	35.0
Large commercial and industrial	1,051.7	1,039.8	11.9
Other	5.9	5.9	—
Total retail	3,014.2	2,884.4	129.8
Wholesale	718.1	766.2	(48.1)
Resale	336.2	294.4	41.8
Total sales in MWh	4,068.5	3,945.0	123.5

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2018	2017	B (W)
Customer class
Residential	12.9	13.0	(0.1)
Commercial and industrial	22.7	21.0	1.7
Total retail	35.6	34.0	1.6
Transport	87.8	87.1	0.7
Total sales in therms	123.4	121.1	2.3

	Three Months Ended September 30
	Degree Days
Weather *	2018	2017	B (W)
Heating (194 normal)	147	178	(17.4)%
Cooling (369 normal)	459	315	45.7%

*	Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Utility Margins

Electric utility margins decreased $6.6 million during the third quarter of 2018, compared with the same quarter in 2017. The significant factors impacting the lower electric utility margins were:

•
A $9.5 million decrease in margins related to amounts expected to be returned to customers through refunds, bill credits, or reductions in other regulatory assets, driven by the Tax Legislation. See Note 9, Income Taxes, and Note 19, Regulatory Environment, for more information.

•
A $5.0 million quarter-over-quarter negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our electric margins are impacted by under- or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

•	A $3.3 million decrease in wholesale margins driven both by lower sales volumes and reduced capacity rates due in part to the Tax Legislation.

09/30/2018 Form 10-Q	29	Wisconsin Public Service Corporation

These decreases in margins were partially offset by an $11.1 million increase related to higher retail sales volumes during the third quarter of 2018, primarily driven by higher overall use per retail customer due in part to a stronger economy and favorable weather. As measured by cooling degree days, the third quarter of 2018 was 45.7% warmer than the same quarter in 2017.

Natural Gas Utility Margins

Natural gas utility margins decreased $2.3 million during the third quarter of 2018, compared with the same quarter in 2017, driven by amounts expected to be returned to customers through refunds or bill credits related to the Tax Legislation. See Note 9, Income Taxes, and Note 19, Regulatory Environment, for more information.

Operating Income

Operating income at the utility segment decreased $21.6 million during the third quarter of 2018, compared with the same quarter in 2017. The decrease was driven by a $12.7 million increase in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), and the $8.9 million decrease in margins discussed above.

The significant factors impacting the increase in operating expenses during the third quarter of 2018, compared with the same quarter in 2017, were:

•	An $8.5 million expense recorded in the third quarter of 2018 related to our earnings sharing mechanism. See Note 19, Regulatory Environment, for more information.

•	A $5.9 million increase in benefit costs, which included $1.7 million of expenses related to staff reductions.

These increases in operating expenses were partially offset by a $2.0 million decrease in expenses at our plants, primarily related to the retirement of Edgewater Unit 4 in September 2018 and the winding down of operations in anticipation of the retirement of Pulliam Units 7 and 8, which occurred in October 2018. This resulted in lower maintenance and labor costs during the third quarter of 2018. See Note 5, Property, Plant, and Equipment, for more information on the plant retirements.

Other Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2018	2017	B (W)
Operating loss	$(0.2)	$—	$(0.2)

Consolidated Other Income, Net

	Three Months Ended September 30
(in millions)	2018	2017	B (W)
AFUDC – Equity	$1.2	$1.1	$0.1
Non-service components of net periodic benefit costs	4.3	2.5	1.8
Other, net	3.4	1.9	1.5
Other income, net	$8.9	$5.5	$3.4

Other income, net increased $3.4 million during the third quarter of 2018, compared with the same quarter in 2017. The increase was driven by the 2018 deferral of costs related to the acquisition and ownership of the Forward Wind Energy Center and higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 13, Employee Benefits, for more information on our benefit costs.

Consolidated Interest Expense

	Three Months Ended September 30
(in millions)	2018	2017	B (W)
Interest expense	$13.4	$13.7	$0.3

09/30/2018 Form 10-Q	30	Wisconsin Public Service Corporation

Consolidated Income Tax Expense

	Three Months Ended September 30
	2018	2017	B (W)
Effective tax rate	30.4%	39.1%	8.7%

Our effective tax rate decreased by 8.7% when compared with the third quarter of 2017, primarily due to the impact of the Tax Legislation. See Note 9, Income Taxes, and Note 19, Regulatory Environment, for more information.

NINE MONTHS ENDED SEPTEMBER 30, 2018

Consolidated Earnings

The following table compares our consolidated results for the nine months ended September 30, 2018 with the nine months ended September 30, 2017, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Nine Months Ended September 30
(in millions)	2018	2017	B (W)	Change Related to Tax Legislation	Remaining Change B (W)
Operating revenues	$1,122.9	$1,111.9	$11.0	$(22.6)	$33.6
Cost of sales	436.9	420.5	(16.4)	—	(16.4)
Other operation and maintenance	322.7	318.4	(4.3)	—	(4.3)
Depreciation and amortization	105.2	103.9	(1.3)	4.0	(5.3)
Property and revenue taxes	30.1	29.8	(0.3)	—	(0.3)
Operating income	228.0	239.3	(11.3)	(18.6)	7.3
Other income, net	27.0	17.1	9.9	—	9.9
Interest expense	39.4	41.2	1.8	—	1.8
Income before income taxes	215.6	215.2	0.4	(18.6)	19.0
Income tax expense	66.1	84.3	18.2	18.6	(0.4)
Net income	$149.5	$130.9	$18.6	$—	$18.6

Our consolidated earnings for the nine months ended September 30, 2018 were $149.5 million, compared to $130.9 million for the same period in 2017. The table above shows the income statement impact associated with the Tax Legislation signed into law in December 2017. As shown in the table above, the changes related to the Tax Legislation had no impact on net income. See Note 9, Income Taxes, and Note 19, Regulatory Environment, for more information. See below for additional information on the remaining $18.6 million increase in consolidated earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the nine months ended September 30, 2018

09/30/2018 Form 10-Q	31	Wisconsin Public Service Corporation

and 2017 was $228.5 million and $239.7 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

Utility Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2018	2017	B (W)
Electric revenues	$910.5	$914.7	$(4.2)
Fuel and purchased power	310.1	311.4	1.3
Total electric margins	600.4	603.3	(2.9)

Natural gas revenues	212.4	197.2	15.2
Cost of natural gas sold	126.8	109.1	(17.7)
Total natural gas margins	85.6	88.1	(2.5)

Total electric and natural gas margins	686.0	691.4	(5.4)

Other operation and maintenance	322.4	318.0	(4.4)
Depreciation and amortization	105.2	103.9	(1.3)
Property and revenue taxes	29.9	29.8	(0.1)
Operating income	$228.5	$239.7	$(11.2)

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2018	2017	B (W)
Operation and maintenance not included in line items below	$178.1	$181.7	$3.6
Transmission (1)	112.1	111.8	(0.3)
Regulatory amortizations and other pass through expenses (2)	23.7	24.5	0.8
Earnings sharing mechanism (3)	8.5	—	(8.5)
Total other operation and maintenance	$322.4	$318.0	$(4.4)

(1)
The PSCW has approved escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2018 and 2017, $105.4 million and $104.0 million, respectively, of costs were billed to us by transmission providers.

(2)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

(3)	See Note 19, Regulatory Environment, for more information about our earnings sharing mechanism.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2018	2017	B (W)
Customer class
Residential	2,238.2	2,072.7	165.5
Small commercial and industrial	3,096.9	3,000.8	96.1
Large commercial and industrial	3,049.3	3,032.0	17.3
Other	19.2	19.3	(0.1)
Total retail	8,403.6	8,124.8	278.8
Wholesale	1,956.9	2,100.6	(143.7)
Resale	821.2	615.1	206.1
Total sales in MWh	11,181.7	10,840.5	341.2

09/30/2018 Form 10-Q	32	Wisconsin Public Service Corporation

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2018	2017	B (W)
Customer Class
Residential	168.3	151.7	16.6
Commercial and industrial	143.7	118.0	25.7
Total retail	312.0	269.7	42.3
Transport	319.6	310.6	9.0
Total sales in therms	631.6	580.3	51.3

	Nine Months Ended September 30
	Degree Days
Weather *	2018	2017	B (W)
Heating (4,755 normal)	4,864	4,285	13.5%
Cooling (502 normal)	674	440	53.2%

*	Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Utility Margins

Electric utility margins decreased $2.9 million during the nine months ended September 30, 2018, compared with the same period in 2017. The significant factors impacting the lower electric utility margins were:

•
A $16.9 million decrease in margins related to amounts expected to be returned to customers through refunds, bill credits, or reductions in other regulatory assets, driven by the Tax Legislation. See Note 9, Income Taxes, and Note 19, Regulatory Environment, for more information.

•	A $7.9 million decrease in wholesale margins driven both by lower sales volumes and reduced capacity rates due in part to the Tax Legislation.

These decreases in margins were partially offset by a $22.0 million increase related to higher retail sales volumes during the nine months ended September 30, 2018, primarily driven by favorable weather and higher overall use per retail customer due in part to a stronger economy. Colder winter weather and a warmer summer in 2018 contributed to the increase. As measured by heating degree days, the nine months ended September 30, 2018, were 13.5% colder than the same period in 2017. As measured by cooling degree days, the nine months ended September 30, 2018, were 53.2% warmer than the same period in 2017.

Natural Gas Utility Margins

Natural gas utility margins decreased $2.5 million during the nine months ended September 30, 2018, compared with the same period in 2017. The most significant factor impacting the lower natural gas utility margins was $5.7 million of amounts expected to be returned to customers through refunds or bill credits, driven by the Tax Legislation. See Note 9, Income Taxes, and Note 19, Regulatory Environment, for more information. This decrease was partially offset by a $2.9 million increase in margins related to higher sales volumes, primarily driven by colder winter weather, customer growth, and higher use per large commercial and industrial customer due in part to a stronger economy.

Operating Income

Operating income at the utility segment decreased $11.2 million during the nine months ended September 30, 2018, compared with the same period in 2017. The decrease was driven by $5.8 million of higher operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes) and the $5.4 million decrease in margins discussed above.

09/30/2018 Form 10-Q	33	Wisconsin Public Service Corporation

The significant factors impacting the increase in operating expenses during the nine months ended September 30, 2018, compared with the same period in 2017, were:

•	A $9.6 million increase in benefit costs, which included $1.7 million of expenses related to staff reductions.

•	An $8.5 million expense recorded in the third quarter of 2018 related to our earnings sharing mechanism. See Note 19, Regulatory Environment, for more information.

These increases in operating expenses were partially offset by:

•	A $5.8 million decrease in electric and natural gas distribution expenses, primarily driven by lower expenses incurred related to storm damage during the nine months ended September 30, 2018.

•
A $3.8 million decrease in expenses at our plants, primarily related to the retirement of Edgewater Unit 4 in September 2018 and the winding down of operations in anticipation of the retirement of Pulliam Units 7 and 8, which occurred in October 2018. This resulted in lower maintenance and labor costs during the nine months ended September 30, 2018. See Note 5, Property, Plant, and Equipment, for more information on the plant retirements.

Other Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2018	2017	B (W)
Operating loss	$(0.5)	$(0.4)	$(0.1)

Consolidated Other Income, Net

	Nine Months Ended September 30
(in millions)	2018	2017	B (W)
AFUDC – Equity	$3.4	$3.2	$0.2
Non-service components of net periodic benefit costs	12.6	8.2	4.4
Other, net	11.0	5.7	5.3
Other income, net	$27.0	$17.1	$9.9

Other income, net increased $9.9 million during the nine months ended September 30, 2018, compared with the same period in 2017. The increase was driven by the 2018 deferral of costs related to the acquisition and ownership of the Forward Wind Energy Center and higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 13, Employee Benefits, for more information on our benefit costs.

Consolidated Interest Expense

	Nine Months Ended September 30
(in millions)	2018	2017	B (W)
Interest expense	$39.4	$41.2	$1.8

Interest expense decreased $1.8 million during the nine months ended September 30, 2018, compared with the same period in 2017, primarily due to lower long-term debt balances. This decrease was partially offset by higher short-term interest expense due to higher short-term debt balances and higher short-term interest rates.

09/30/2018 Form 10-Q	34	Wisconsin Public Service Corporation

Consolidated Income Tax Expense

	Nine Months Ended September 30
	2018	2017	B (W)
Effective tax rate	30.7%	39.2%	8.5%

Our effective tax rate decreased by 8.5% when compared with the nine months ended September 30, 2017, primarily due to the impact of the Tax Legislation. See Note 9, Income Taxes, and Note 19, Regulatory Environment, for more information.

As a result of the accounting treatment of the PSCW's order regarding the benefits associated with the Tax Legislation, we now expect our 2018 annual effective tax rate to be between 30% and 31%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2018	2017	Change in 2018 Over 2017
Cash provided by (used in):
Operating activities	$368.1	$392.0	$(23.9)
Investing activities	(417.6)	(246.0)	(171.6)
Financing activities	45.6	(146.0)	191.6

Operating Activities

Net cash provided by operating activities decreased $23.9 million during the nine months ended September 30, 2018, compared with the same period in 2017, driven by a $157.8 million net decrease in cash related to cash received for net assets transferred out of our pension plan in the first quarter of 2017. See Note 16, Related Parties, for more information.

This decrease in net cash provided by operating activities was partially offset by:

•	A $65.9 million increase in cash due to lower contributions and payments to our pension and OPEB plans during the nine months ended September 30, 2018, compared with the same period in 2017.

•
A $24.2 million increase in cash from lower payments for other operation and maintenance costs. During the nine months ended September 30, 2018, our payments related to electric and natural gas distribution costs as well as for plant maintenance and labor costs decreased.

•
A $14.3 million increase in cash related to higher overall collections from customers, primarily due to favorable weather during the nine months ended September 30, 2018, compared with the same period in 2017.

•
A $14.1 million increase in cash related to a decrease in cash paid for income taxes during the nine months ended September 30, 2018, compared with the same period in 2017. This increase in cash was primarily the result of the utilization of certain tax benefit carryforwards.

•
A $6.6 million increase in cash due to lower collateral requirements during the nine months ended September 30, 2018, compared with the same period in 2017, driven by an increase in the fair value of our derivative instruments.

Investing Activities

Net cash used in investing activities increased $171.6 million during the nine months ended September 30, 2018, compared with the same period in 2017, driven by:

•	The acquisition of Forward Wind Energy Center during April 2018 for $77.1 million. See Note 2, Acquisition, for more information.

09/30/2018 Form 10-Q	35	Wisconsin Public Service Corporation

•	A $74.6 million increase in cash paid for capital expenditures during the nine months ended September 30, 2018, compared with the same period in 2017, which is discussed in more detail below.

•	A $20.0 million increase in cash paid for software assets received from WBS during the nine months ended September 30, 2018, compared with the same period in 2017.

Capital Expenditures

Capital expenditures for the nine months ended September 30 were as follows:

(in millions)	2018	2017	Change in 2018 Over 2017
Capital expenditures	$312.5	$237.9	$74.6

The increase in cash paid for capital expenditures during the nine months ended September 30, 2018, compared with the same period in 2017, was driven by higher expenditures for the advanced metering infrastructure program and other upgrades to our electric distribution system.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash related to financing activities increased $191.6 million during the nine months ended September 30, 2018, compared with the same period in 2017, driven by:

•
A $75.0 million decrease in dividends paid to our parent during the nine months ended September 30, 2018, compared with the same period in 2017. We paid a special dividend to our parent to balance our capital structure during the first quarter of 2017, driven by cash received for assets transferred out of our pension plan in January 2017.

•
A $71.7 million net increase in cash due to $15.7 million of net borrowings of commercial paper during the nine months ended September 30, 2018, compared with $56.0 million of net repayments of commercial paper during the same period in 2017.

•
A $45.0 million increase in equity contributions received from our parent during the nine months ended September 30, 2018, compared with the same period in 2017, related to balancing our capital structure.

For more information on our short-term financing activities, see Note 7, Short-Term Debt and Lines of Credit.

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

We maintain a bank back-up credit facility, which provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. See Note 7, Short-Term Debt and Lines of Credit, for more information on our credit facility.

09/30/2018 Form 10-Q	36	Wisconsin Public Service Corporation

Working Capital

As of September 30, 2018, our current liabilities exceeded our current assets by $441.7 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt.

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

Capital Requirements

Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, impacts from the Tax Legislation, acquisition and development opportunities, market volatility, and economic trends. Our estimated capital expenditures and acquisitions for the next three years are as follows:

(in millions)
2018	$467.4
2019	505.7
2020	602.7
Total	$1,575.8

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

09/30/2018 Form 10-Q	37	Wisconsin Public Service Corporation

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. See Note 7, Short-Term Debt and Lines of Credit, and Note 12, Guarantees, for more information.

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

We expect to request or have requested recovery of the costs related to the following projects discussed in our recent or pending rate proceedings and orders:

•
In June 2016, the PSCW approved the deferral of costs related to our ReACT™ project above the originally authorized $275.0 million level through 2017. The total cost of the ReACT™ project, excluding $51 million of AFUDC, is currently estimated to be $342 million. In September 2017, the PSCW approved an extension of this deferral through 2019 as part of a settlement agreement. See Note 19, Regulatory Environment, for more information. We will be required to obtain a separate approval for collection of these deferred costs in a future rate case.

•
Prior to its acquisition by WEC Energy Group, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries, including us. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of September 30, 2018, we had not received any significant disallowances of the costs incurred for this project. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project.

See Note 19, Regulatory Environment, for more information regarding recent and pending rate proceedings and orders.

09/30/2018 Form 10-Q	38	Wisconsin Public Service Corporation

Environmental Matters

See Note 17, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Legislation was signed into law. The PSCW issued a written order in May 2018 regarding how to refund certain tax savings from the Tax Legislation to our ratepayers. We are also working with the FERC to modify our formula rate tariffs for the impacts of the Tax Legislation, and we expect to receive FERC approval for the modified tariffs in 2019. See Note 19, Regulatory Environment, for more information.

Critical Accounting Policies and Estimates

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. We have found that the disclosures made in our 2017 Annual Report on Form 10-K are still current and that there have been no significant changes, except as follows:

Goodwill Impairment

We completed our annual goodwill impairment test for our utility reporting unit as of July 1, 2018, and no impairment was recorded as a result of this test. At July 1, 2018, our utility reporting unit had $36.4 million of goodwill. The fair value calculated in step one of the test was greater than carrying value. The fair value of our reporting unit was calculated using a combination of the income approach and the market approach.

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

09/30/2018 Form 10-Q	39	Wisconsin Public Service Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2017 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 10, Fair Value Measurements, Note 11, Derivative Instruments, and Note 12, Guarantees, in this report for information concerning our market risk exposures.

09/30/2018 Form 10-Q	40	Wisconsin Public Service Corporation

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

Changes in Internal Control Over Financial Reporting

During 2018, WEC Energy Group completed an enterprise resource planning (ERP) system integration project to bring all of its subsidiaries, including us, onto a consolidated ERP system. Accordingly, we are modifying the design and documentation of certain internal control processes and procedures related to the integrated ERP system. We do not believe that the implementation of the ERP system will have an adverse effect on our internal control over financial reporting.

With the exception of the ERP system implementation described above, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2018 Form 10-Q	41	Wisconsin Public Service Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2017 Annual Report on Form 10-K. See Note 17, Commitments and Contingencies, and Note 19, Regulatory Environment, in this report for more information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed in Note 17, Commitments and Contingencies, and Note 19, Regulatory Environment, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material effect on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors presented in our 2017 Annual Report on Form 10-K. See Item 1A. Risk Factors in Part I of our Form 10-K for a discussion of certain risk factors applicable to us.

09/30/2018 Form 10-Q	42	Wisconsin Public Service Corporation

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

09/30/2018 Form 10-Q	43	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	November 2, 2018	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2018 Form 10-Q	44	Wisconsin Public Service Corporation