Form 10-K
period 2018-12-31
WISCONSIN PUBLIC SERVICE CORP
filed 2019-02-26
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes [ ]    No [X]

As of June 30, 2018 (and currently), all of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant.
None.

Number of shares outstanding of each class of common stock, as of
January 31, 2019

Common Stock, $4 par value, 23,896,962 shares outstanding

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format set forth in General Instruction I(2).

WISCONSIN PUBLIC SERVICE CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2018

2018 Form 10-K	i	Wisconsin Public Service Corporation

2018 Form 10-K	ii	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Integrys	Integrys Holding, Inc.
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.
WG	Wisconsin Gas LLC
WPS Leasing	WPS Leasing, Inc.
WPSI	WPS Investments, LLC
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	United States Internal Revenue Service
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
Act 141	2005 Wisconsin Act 141
CAA	Clean Air Act
CO2	Carbon Dioxide
CPP	Clean Power Plan
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
SO2	Sulfur Dioxide
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

2018 Form 10-K	iii	Wisconsin Public Service Corporation

Other Terms and Abbreviations
AIA	Affiliated Interest Agreement
ARR	Auction Revenue Right
Compensation Committee	Compensation Committee of the Board of Directors of WEC Energy Group, Inc.
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
GCRM	Gas Cost Recovery Mechanism
LMP	Locational Marginal Price
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
NYMEX	New York Mercantile Exchange
Omnibus Stock Incentive Plan	WEC Energy Group 1993 Omnibus Stock Incentive Plan, Amended and Restated Effective as of January 1, 2016
ROE	Return on Equity
RTO	Regional Transmission Organization
SMRP	System Modernization and Reliability Project
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017

2018 Form 10-K	iv	Wisconsin Public Service Corporation

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

•
The impact of federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, and tax laws that affect our ability to use production tax credits and investment tax credits;

•
The remaining uncertainty surrounding the Tax Legislation enacted in December 2017, including implementing regulations and IRS interpretations, the amount to be returned to our ratepayers, and its impact, if any, on our credit ratings;

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

2018 Form 10-K	1	Wisconsin Public Service Corporation

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

•
The direct or indirect effect on our business resulting from terrorist attacks and cyber security intrusions, as well as the threat of such incidents, including the failure to maintain the security of personally identifiable information, the associated costs to protect our utility assets, technology systems, and personal information, and the costs to notify affected persons to mitigate their information security concerns and to comply with state notification laws;

•	The investment performance of our employee benefit plan assets, as well as unanticipated changes in related actuarial assumptions, which could impact future funding requirements;

•	Factors affecting the employee workforce, including loss of key personnel, internal restructuring, work stoppages, and collective bargaining agreements and negotiations with union employees;

•
Advances in technology, and related legislation or regulation supporting the use of that technology, that result in competitive disadvantages and create the potential for impairment of existing assets;

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

2018 Form 10-K	2	Wisconsin Public Service Corporation

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

We are an indirect wholly owned subsidiary of WEC Energy Group and were incorporated in the state of Wisconsin in 1883. We serve customers in northeastern Wisconsin and served customers in Michigan's Upper Peninsula through December 31, 2016. Effective January 1, 2017, we transferred our electric and natural gas customers and distribution assets located in the Upper Peninsula of Michigan to UMERC, a stand-alone utility owned by WEC Energy Group. Effective January 1, 2017, we transferred our ownership interest in WPSI to another subsidiary of Integrys. See Note 3, Related Parties, for more information on UMERC and WPSI. Our two reportable segments are utility and other.

For more information about our utility operations, including financial and geographic information, see Note 18, Segment Information, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

Available Information

Our annual and periodic filings with the SEC are available, free of charge, on WEC Energy Group's website, www.wecenergygroup.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also obtain materials we filed with or furnished to the SEC on their website at www.sec.gov.

B. UTILITY SEGMENT

ELECTRIC UTILITY OPERATIONS

We generate and distribute electric energy to customers located in northeastern and central Wisconsin.

Through December 31, 2016, we served electric customers in the Upper Peninsula of Michigan. Effective January 1, 2017, we transferred our electric customers and electric distribution assets located in the Upper Peninsula of Michigan to UMERC, a stand-alone utility owned by WEC Energy Group. See Note 3, Related Parties, for more information. UMERC currently meets its market obligations through power purchase agreements with us and WE. UMERC will begin to generate electricity when its new generation solution in the Upper Peninsula of Michigan begins commercial operation, which is expected to occur during the second quarter of 2019.

2018 Form 10-K	3	Wisconsin Public Service Corporation

Operating Revenues

The following table shows electric utility operating revenues. For information about our operating revenues disaggregated by customer class for the year ended December 31, 2018, see Note 4, Operating Revenues. For more information about our significant accounting policies related to the recognition of revenues, see Note 1(d), Operating Revenues.

	Year Ended December 31
(in millions)	2017	2016
Operating revenues
Residential	$369.5	$377.4
Small commercial and industrial	367.9	372.0
Large commercial and industrial	239.3	250.2
Other	8.6	8.8
Total retail revenues	985.3	1,008.4
Wholesale	161.4	142.7
Resale	32.6	22.7
Other operating revenues *	22.6	13.9
Total operating revenues	$1,201.9	$1,187.7

*	Includes amounts collected from customers for certain fuel and purchased power costs that exceed a 2% price variance from the costs included in rates.

Electric Sales

Our electric energy deliveries included supply and distribution sales to retail and wholesale customers. In 2018, retail electric revenues accounted for 84.2% of total electric operating revenues, while wholesale and resale electric revenues accounted for 14.8% of total electric operating revenues. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Utility Segment Contribution to Operating Income for information on MWh sales by customer class.

We are authorized to provide retail electric service in designated territories in the state of Wisconsin, as established by indeterminate permits and boundary agreements with other utilities.

We buy and sell wholesale electric power by participating in the MISO Energy Markets. The cost of our individual generation offered into the MISO Energy Markets, compared to our competitors, affects how often our generating units are dispatched and whether we buy or sell power, based on our customers' needs. For more information, see D. Regulation.

Electric Sales Forecast

Our service territory experienced growth in weather-normalized retail electric sales in 2018 due to customer growth. We currently forecast retail electric sales volumes and the associated peak demand to grow between flat and 0.5% over the next five years, assuming normal weather.

Customers

	Year Ended December 31
(in thousands)	2018	2017	2016
Electric customers – end of year
Residential	392.2	389.5	395.7
Small commercial and industrial	54.1	53.8	54.4
Large commercial and industrial	0.2	0.2	0.2
Other	—	—	0.1
Total electric customers – end of year	446.5	443.5	450.4

2018 Form 10-K	4	Wisconsin Public Service Corporation

Large Electric Retail Customers

We provide electric utility service to a diversified base of customers in industries such as paper, metals and other manufacturing, food products, health services, education, governmental, and retail.

Wholesale Customers

We provide wholesale electric service to various customers, including electric cooperatives, municipal joint action agencies, other investor-owned utilities, municipal utilities, and energy marketers. Wholesale sales accounted for 17.6%, 19.2%, and 18.1% of total electric energy sales volumes during 2018, 2017, and 2016, respectively. Wholesale revenues accounted for 11.6%, 13.4%, and 12.0% of total electric operating revenues during 2018, 2017, and 2016, respectively.

Resale

The majority of our sales for resale are sold into an energy market operated by MISO at market rates based on availability of our generation and market demand. Resale sales accounted for 7.4%, 5.9%, and 3.4% of total electric energy sales volumes during 2018, 2017, and 2016, respectively. Resale revenues accounted for 3.2%, 2.7%, and 1.9% of total electric operating revenues during 2018, 2017, and 2016, respectively. Retail fuel costs are reduced by the amount that revenue exceeds the costs of sales derived from these opportunity sales.

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

Our rated capacity by fuel type as of December 31 is shown below. For more information on our electric generation facilities, see Item 2. Properties.

	Rated Capacity in MW (1)
	2018	2017	2016
Coal	1,029	1,336	1,351
Natural gas:
Combined cycle	567	571	557
Steam turbine (2)	78	74	80
Natural gas/oil peaking units (3)	455	476	451
Renewables (4)	75	82	83
Total rated capacity	2,204	2,539	2,522

(1)
Rated capacity is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. We are a summer peaking electric utility, and amounts are primarily based on expected capacity ratings for the following summer. The values were established by tests and may change slightly from year to year.

(2)	The natural gas steam turbine represents the rated capacity associated with Weston Unit 2.

(3)
Certain dual-fueled facilities generally burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local natural gas distribution company that delivers natural gas to the plants.

(4)	Includes hydroelectric and wind generation.

2018 Form 10-K	5	Wisconsin Public Service Corporation

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, as well as estimates for 2019:

	Estimate	Actual
	2019	2018	2017	2016
Company-owned generation units:
Coal	34.3%	43.1%	43.0%	35.2%
Natural gas combined cycle	27.6%	24.0%	20.9%	24.3%
Natural gas/oil peaking units	2.8%	3.6%	2.5%	1.9%
Renewables	4.7%	5.1%	4.8%	5.1%
Total company-owned generation units	69.4%	75.8%	71.2%	66.5%
Power purchase contracts:
Renewables	5.7%	4.8%	5.7%	5.1%
Other *	5.5%	5.4%	5.4%	7.3%
Total power purchase contracts	11.2%	10.2%	11.1%	12.4%
Purchased power from MISO	19.4%	14.0%	17.7%	21.1%
Total purchased power	30.6%	24.2%	28.8%	33.5%
Total electric utility supply	100.0%	100.0%	100.0%	100.0%

*	Represents system energy and capacity purchases used to meet customer requirements and certain FERC regulations.

Reshaping our Generation Fleet

The following discussion summarizes information about our generation facilities, including the planned reshaping of our generation fleet to balance reliability and customer cost with environmental stewardship. Generation reshaping includes retiring older fossil fuel generation units, building state-of-the-art natural gas generation, and investing in cost-effective zero-carbon generation with a goal of reducing CO2 emissions by approximately 40% and 80% below 2005 levels by 2030 and 2050, respectively.

Coal-Fired Generation

As of December 31, 2018, our coal-fired generation consists of two operating plants with a rated capacity of 1,029 MW. For more information about our operating plants, see Item 2. Properties.

During 2018, we retired 308 MW of coal-fired generation, including the Pulliam power plant and the jointly-owned Edgewater Unit 4, as a result of WEC Energy Group's generation reshaping plan. For more information about the retirement of these plants, see Note 6, Property, Plant, and Equipment.

Natural Gas-Fired Generation

Our natural gas-fired generation consists of five operating plants, including peaking units, with a rated capacity of 1,100 MW as of December 31, 2018. For more information about our operating plants, see Item 2. Properties.

Oil-Fired Generation

We have natural gas-fired peaking units with a rated capacity of 440 MW, which have the ability to burn oil if natural gas is not available due to delivery constraints. For more information about our operating plants, see Item 2. Properties.

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

2018 Form 10-K	6	Wisconsin Public Service Corporation

Solar

As part of WEC Energy Group's commitment to invest in zero-carbon generation, WEC Energy Group plans to invest in utility scale solar of up to 350 MW within its Wisconsin segment. In May 2018, we, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire ownership interests in two proposed solar projects in Wisconsin. Badger Hollow Solar Farm will be located in Iowa County, Wisconsin, and Two Creeks Solar Project will be located in Manitowoc County, Wisconsin. If approved, we will own 100 MW of the output of each project for a total of 200 MW.

Hydroelectric

Our hydroelectric generating system consists of 17 operating plants with a total installed capacity of 82 MW and a rated capacity of 49 MW as of December 31, 2018. All of our hydroelectric facilities follow FERC guidelines and/or regulations.

Wind

We have two wind sites, consisting of 152 turbines, with an installed capacity of 237 MW and a rated capacity of 26 MW as of December 31, 2018. In April 2018, we, along with two other non-affiliated utilities, completed the purchase of Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 138 MW. Our proportionate share of Forward Wind Energy Center is 44.6%. See Note 2, Acquisitions, for more information.

Electric System Reliability

The PSCW requires us to maintain a planning reserve margin above our projected annual peak demand forecast to help ensure reliability of electric service to our customers. These planning reserve requirements are consistent with the MISO calculated planning reserve margin. In 2008, the PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten). For short-term planning (planning year one), the PSCW requires Wisconsin utilities to follow the planning reserve margin established by MISO. MISO has a 17.1% installed capacity reserve margin requirement for the planning year from June 1, 2018, through May 31, 2019, and a 16.8% installed capacity reserve margin requirement for the planning year from June 1, 2019, through May 31, 2020. MISO's short-term reserve margin requirements experience year-to-year fluctuations, primarily due to changes in the average forced outage rate of generation within the MISO footprint.

We have adequate capacity through company-owned generation units and power purchase contracts to meet the MISO calculated planning reserve margin during the current planning year. We also fully anticipate that we will have adequate capacity to meet the planning reserve margin requirements for the upcoming planning year. However, extremely hot weather, unexpected equipment failure, or unavailability across the 15-state MISO footprint could require us to call upon load management procedures. Load management procedures allow for the reduction of energy use through agreements with customers to directly shut off their equipment or through interruptible service, where customers agree to reduce their load in the case of an emergency interruption.

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

Our average fuel and purchased power costs per MWh by fuel type were as follows for the years ended December 31:

	2018	2017	2016
Coal	$26.19	$25.27	$24.56
Natural gas combined cycle	21.11	22.32	18.23
Natural gas/oil peaking units	34.82	43.70	43.23
Purchased power	35.13	34.17	32.99

We purchase coal under long-term contracts, which helps with price stability. In the past, coal and associated transportation services were exposed to volatility in pricing due to changing domestic and world-wide demand for coal and diesel fuel. To moderate the volatility, we were given PSCW approval for a hedging program, which allows us to hedge up to 75% of our potential risks related to

2018 Form 10-K	7	Wisconsin Public Service Corporation

rail transportation fuel surcharge exposure. However, due to decreased volatility over the last few years, we suspended the fuel surcharge hedging program in 2017.

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

Coal Supply

We diversify the coal supply for our electric generating facilities and jointly-owned plants by purchasing coal from several mines in Wyoming, as well as from various other states. For 2019, approximately 74% of our total projected coal requirements of 2.4 million tons are contracted under fixed-price contracts. See Note 19, Commitments and Contingencies, for more information on amounts of coal purchases and coal deliveries under contract.

The annual tonnage amounts contracted for the next two years are as follows. We have not entered into any coal contracts for years after 2020.

(in thousands)	Annual Tonnage
2019	1,812
2020	392

Coal Deliveries

All of our 2019 coal requirements are expected to be shipped by unit trains that we own under existing transportation agreements. The unit trains transport the coal for electric generating facilities from mines in Wyoming. Additional small volume agreements may also be used to supplement the normal coal supply for our facilities.

Midcontinent Independent System Operator Costs

In connection with its status as a FERC approved RTO, MISO developed and operates the MISO Energy Markets, which include its bid-based energy and ancillary services markets. We are a participant in the MISO Energy Markets. For more information on MISO, see D. Regulation.

Power Purchase Commitments

We enter into short and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. Our power purchase commitments with unaffiliated parties are 108 MW per year for 2019 and 2020 and 100 MW per year for 2021 through 2023, which exclude planning capacity purchases. Due to the actual and planned retirement of generation resources, we have entered into purchase agreements to procure additional planning capacity in order to maintain our compliance with planning reserve requirements as established by the PSCW and MISO.

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

2018 Form 10-K	8	Wisconsin Public Service Corporation

operating the Company's peaking generation. During this time, interruptible customers can choose to continue using electricity at a price based on wholesale market prices.

Competition

We face competition from various entities and other forms of energy sources available to customers, including self-generation by large industrial customers and alternative energy sources. We compete with other utilities for sales to municipalities and cooperatives as well as with other utilities and marketers for wholesale electric business.

For more information on competition in our service territories, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Competitive Markets.

Environmental Matters

For information regarding environmental matters, especially as they relate to coal-fired generating facilities, see Note 19, Commitments and Contingencies.

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

We provide natural gas utility service to a diversified base of customers in such industries as paper, food products, governmental, financial services, and education. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Utility Segment Contribution to Operating Income for information on natural gas sales volumes by customer class.

Operating Revenues

The following table shows natural gas utility operating revenues. For information about our operating revenues disaggregated by customer class for the year ended December 31, 2018, see Note 4, Operating Revenues. For more information about our significant accounting policies related to the recognition of revenues, see Note 1(d), Operating Revenues.

	Year Ended December 31
(in millions)	2017	2016
Operating revenues
Residential	$179.1	$163.2
Commercial and industrial	90.2	80.0
Total retail revenues	269.3	243.2
Transport	17.9	17.7
Other operating revenues *	(3.7)	(0.4)
Total	$283.5	$260.5

*	Includes amounts refunded to customers for purchased gas adjustment costs.

Natural Gas Sales Forecast

Our service territory experienced growth in weather-normalized natural gas deliveries (excluding natural gas deliveries for electric generation) in 2018 due to customer growth. We currently forecast retail natural gas delivery volumes to grow at a rate between 0.5% and 1.0% over the next five years, assuming normal weather.

2018 Form 10-K	9	Wisconsin Public Service Corporation

Customers

	Year Ended December 31
(in thousands)	2018	2017	2016
Customers – end of year
Residential	295.4	293.1	295.8
Commercial and industrial	34.3	34.0	34.4
Transport	0.7	0.7	0.7
Total customers	330.4	327.8	330.9

Natural Gas Supply, Pipeline Capacity and Storage

We have been able to meet our contractual obligations with both our suppliers and our customers. For more information on our natural gas utility supply and transportation contracts, see Note 19, Commitments and Contingencies.

Pipeline and Storage Capacity

The interstate pipelines serving Wisconsin originate in major natural gas producing areas of North America: the Oklahoma and Texas basins, western Canada, and the Rocky Mountains. We have contracted for long-term firm capacity from a number of these sources. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of the supply portfolio.

Due to variations in natural gas usage in Wisconsin, we have also contracted for substantial underground storage capacity, primarily in Michigan. We target storage inventory levels at approximately 40% of forecasted demand for November through March. Diversity of natural gas supply enables us to manage significant changes in demand and to optimize our overall natural gas supply and capacity costs. We generally inject natural gas into storage during the spring and summer months and withdraw it in the winter months.

In June 2017, WEC Energy Group completed its acquisition of Bluewater. Bluewater owns natural gas storage facilities in Michigan that provide a portion of the current storage needs for our natural gas utility operations. We have entered into a long-term service agreement to take a portion of the storage from Bluewater. See Note 3, Related Parties, for more information on this transaction.

We hold daily transportation and storage capacity entitlements with interstate pipeline companies as well as other service providers under varied-length long-term contracts.

Pipeline and storage capacity and natural gas supplies under contract can be resold in secondary markets. Peak or near-peak demand generally occurs only a few times each year. The secondary markets facilitate utilization of capacity and supply during times when the contracted capacity and supply are in excess of utility demand. The proceeds from these transactions are passed through to customers, subject to our approved GCRM. For information on our GCRM, see Note 1(d), Operating Revenues.

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our forecasted design peak-day throughput is 7.0 million therms for the 2018 through 2019 heating season. Our peak daily send-out during 2018 was 6.3 million therms on January 4, 2018.

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

Hedging Natural Gas Supply Prices

We have PSCW approval to hedge up to 60% of planned winter demand and up to 15% of planned summer demand using a mix of NYMEX-based natural gas options and futures contracts. This approval allows us to pass 100% of the hedging costs (premiums, brokerage fees and losses) and proceeds (gains) to customers through our GCRM.

2018 Form 10-K	10	Wisconsin Public Service Corporation

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

Competition

We face varying degrees of competition from other entities and other forms of energy available to consumers. Many large commercial and industrial customers have the ability to switch between natural gas and alternative fuels. Commercial and industrial customers have the opportunity to choose a natural gas supplier other than us. We offer both natural gas transportation service and interruptible natural gas sales to enable customers to better manage their energy costs. Transportation customers purchase natural gas directly from third-party natural gas suppliers and use our distribution systems to transport the natural gas to their facilities. We earn a distribution charge for transporting the natural gas for these customers. As such, the loss of revenue associated with the cost of natural gas that our transportation customers purchase from third-party suppliers has little impact on our net income, as it is offset by an equal reduction to natural gas costs. Customers continue to switch between firm system supply, interruptible system supply, and transportation service each year as the economics and service options change.

C. OTHER SEGMENT

Our other segment includes our non-utility activities as well as equity earnings from our investment in WRPC. Prior to January 1, 2017, our other segment also included our equity earnings from our investment in WPSI. WPSI invested in ATC, a for-profit, transmission-only company regulated by the FERC and certain state regulatory commissions. Effective January 1, 2017, we transferred our 10.37% ownership interest in WPSI to another subsidiary of Integrys. See Note 3, Related Parties, for more information.

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

2018 Form 10-K	11	Wisconsin Public Service Corporation

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

See Note 1(d), Operating Revenues, for more information on the significant mechanisms we had in place during 2018 that allowed us to recover or refund changes in prudently incurred costs from rate case-approved amounts.

We adopted an earnings sharing mechanism in January 2018 pursuant to our settlement agreement with the PSCW. We will continue to be subject to the earnings sharing mechanism through 2019. See Note 21, Regulatory Environment, for more information on our earnings sharing mechanism and on how our rates are set. Orders from our respective regulators can be viewed at the following websites:

Regulatory Commission	Website
PSCW	https://psc.wi.gov/
FERC	http://www.ferc.gov/

The material and information contained on these websites are not intended to be a part of, nor are they incorporated by reference into, this Annual Report on Form 10-K.

The following table compares our utility operating revenues by regulatory jurisdiction for each of the three years ended December 31:

	2018		2017		2016
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Electric
Wisconsin	$1,013.6	85.0%	$1,007.9	83.9%	$1,001.5	84.3%
FERC – Wholesale *	178.5	15.0%	194.0	16.1%	165.4	13.9%
Michigan *	—	—%	—	—%	20.8	1.8%
Total	1,192.1	100.0%	1,201.9	100.0%	1,187.7	100.0%

Natural Gas
Wisconsin	306.4	100.0%	283.5	100.0%	257.1	98.7%
Michigan *	—	—%	—	—%	3.4	1.3%
Total	306.4	100.0%	283.5	100.0%	260.5	100.0%

Total utility operating revenues	$1,498.5		$1,485.4		$1,448.2

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

Electric Transmission, Capacity, and Energy Markets

In connection with its status as a FERC approved RTO, MISO operates bid-based energy markets. MISO has been able to assume significant balancing area responsibilities such as frequency control and disturbance control.

In MISO, base transmission costs are currently being paid by load-serving entities located in the service territories of each MISO transmission owner. The FERC has previously confirmed the use of the current transmission cost allocation methodology. Certain additional costs for new transmission projects are allocated throughout the MISO footprint.

As part of MISO, a market-based platform is used for valuing transmission congestion premised upon the LMP system that is used in certain northeastern and mid-Atlantic states. The LMP system includes the ability to hedge transmission congestion costs through ARRs and FTRs. ARRs are allocated to market participants by MISO, and FTRs are purchased through auctions. A new allocation and

2018 Form 10-K	12	Wisconsin Public Service Corporation

auction were completed for the period of June 1, 2018, through May 31, 2019. The resulting ARR valuation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

MISO has an annual zonal resource adequacy requirement to ensure there is sufficient generation capacity to serve the MISO market. To meet this requirement, capacity resources can be acquired through MISO's annual capacity auction, bilateral contracts for capacity, or provided from generating or demand response resources. All of our capacity requirements during the planning year from June 1, 2018, through May 31, 2019 were met.

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

We are required to provide natural gas service and grant credit (with applicable deposit requirements) to customers within our service territory. We are generally not allowed to discontinue natural gas service during winter moratorium months to residential heating customers who do not pay their bills. Federal and certain state governments have programs that provide for a limited amount of funding for assistance to our low-income customers.

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

Anticipated expenditures for environmental compliance and remediation issues for the next three years are included in the estimated capital expenditures described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Requirements. For a discussion of matters related to manufactured gas plant sites and air and water quality, see Note 19, Commitments and Contingencies.

F. EMPLOYEES

As of December 31, 2018, we had 1,189 employees. Local 420 of International Union of Operating Engineers represented 850 of our employees. The current Local 420 collective bargaining agreement expires on April 16, 2021.

2018 Form 10-K	13	Wisconsin Public Service Corporation

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

Risks Related to Legislation and Regulation

Our business is significantly impacted by governmental regulation and oversight.

We are subject to significant state, local, and federal governmental regulation, including regulation by the PSCW and the FERC. These regulations significantly influence our operating environment, may affect our ability to recover costs from utility customers, and cause us to incur substantial compliance and other costs. Changes in regulations, interpretations of regulations, or the imposition of new regulations could also significantly impact us, including requiring us to change our business operations. Many aspects of our operations are regulated and impacted by government regulation, including, but not limited to: the rates we charge our retail electric and natural gas customers; our authorized rate of return; construction and operation of electric generating facilities and electric and natural gas distribution systems, including the ability to recover such costs; decommissioning generating facilities, the ability to recover the related costs, and continuing to recover the return on the carrying value of these facilities; wholesale power service practices; electric reliability requirements and accounting; participation in the interstate natural gas pipeline capacity market; standards of service; issuance of securities; short-term debt obligations; transactions with affiliates; and billing practices. Failure to comply with any applicable rules or regulations may lead to customer refunds, penalties, and other payments, which could materially and adversely affect our results of operations and financial condition.

The rates we are allowed to charge our customers for retail and wholesale services have the most significant impact on our financial condition, results of operations, and liquidity. Rate regulation provides us an opportunity to recover prudently incurred costs and earn a reasonable rate of return on invested capital. However, our ability to obtain rate adjustments in the future is dependent upon regulatory action, and there is no assurance that our regulators will consider all of our costs to have been prudently incurred. In addition, our rate proceedings may not always result in rates that fully recover our costs or provide for a reasonable ROE. We defer certain costs and revenues as regulatory assets and liabilities for future recovery from or refund to customers, as authorized by our regulators. Future recovery of regulatory assets is not assured, and is subject to review and approval by our regulators. If recovery of regulatory assets is not approved or is no longer deemed probable, these costs would be recognized in current period expense and could have a material adverse impact on our results of operations, cash flows, and financial condition.

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

Our operations are subject to numerous federal and state environmental laws and regulations. These laws and regulations govern, among other things, air emissions (including, but not limited to: CO2, methane, mercury, SO2, and NOx), water quality, wastewater discharges, and management of hazardous, toxic, and solid wastes and substances. We incur significant costs to comply with these environmental requirements, including costs associated with the installation of pollution control equipment, environmental monitoring, emissions fees, and permits at our facilities. In addition, if we fail to comply with environmental laws and regulations, even if caused by factors beyond our control, that failure may result in the assessment of civil or criminal penalties and fines.

2018 Form 10-K	14	Wisconsin Public Service Corporation

The EPA adopted and implemented (or is in the process of implementing) regulations governing the emission of NOx, SO2, fine particulate matter, mercury, and other air pollutants under the CAA through the NAAQS, the Mercury and Air Toxics Standards rule, the CPP, the Cross-State Air Pollution Rule, and other air quality regulations. In addition, the EPA finalized regulations under the Clean Water Act that govern cooling water intake structures at our power plants and revised the effluent guidelines for steam electric generating plants. The EPA and the United States Army Corps of Engineers (Army Corps) have also adopted a final rule that would expand traditional federal jurisdiction over navigable waters and related wetlands for permitting and other regulatory matters. However, this rule has been stayed, and the EPA and the Army Corps have proposed revisions to it. We continue to assess the potential cost of complying, and to explore different alternatives in order to comply, with these and other environmental regulations. In addition, as a result of the actions taken by the sitting President and Federal Executive Branch since taking office in January 2017, as well as its announced future plans and other factors, there is uncertainty as to what capital expenditures or additional costs may ultimately be required to comply with existing and future environmental laws and regulations.

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

As a result, certain of our coal-fired electric generating facilities have become uneconomical to maintain and operate, which has resulted in some of these units being retired or converted to an alternative type of fuel. For example, as part of our goal to retire approximately 300 MW of coal-fired generation by 2020, we retired the Pulliam power plant and the jointly-owned Edgewater Unit 4 generating unit during 2018. Certain of our remaining coal-fired electric generating facilities may also be retired or converted in the future. If other generation facility owners in the Midwest retire a significant number of older coal-fired generation facilities, a potential reduction in the region's capacity reserve margin below acceptable risk levels may result. This could impair the reliability of the grid in the Midwest, particularly during peak demand periods. A reduction in available future capacity could also adversely affect our ability to serve our customers' needs.

We are also subject to significant liabilities related to the investigation and remediation of environmental impacts at certain of our current and former facilities and at third-party owned sites. We accrue liabilities and defer costs (recorded as regulatory assets) incurred in connection with our former manufactured gas plant sites. These costs include all costs incurred to date that we expect to recover, management's best estimates of future costs for investigation and remediation, related legal expenses, and are net of amounts recovered by or that may be recovered from insurance or other third parties. Due to the potential for the imposition of stricter standards and greater regulation in the future, the possibility that other potentially responsible parties may not be financially able to contribute to cleanup costs, a change in conditions or discovery of additional contamination, our remediation costs could increase, and the timing of our capital and/or operating expenditures in the future may accelerate or could vary from the amounts currently accrued.

In the event we are not able to recover all of our environmental expenditures and related costs from our customers in the future, our results of operations and financial condition could be adversely affected. Further, increased costs recovered through rates could contribute to reduced demand for electricity and natural gas, which could adversely affect our results of operations, cash flows, and financial condition.

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

2018 Form 10-K	15	Wisconsin Public Service Corporation

We may face significant costs to comply with the regulation of greenhouse gas emissions.

Management believes it is reasonably likely that the scientific and political attention to issues concerning the existence and extent of climate change, and the role of human activity in it, will continue, with the potential for further regulation that affects our operations. In 2015, the EPA issued a final rule regulating GHG emissions from existing generating units, referred to as the CPP, and final performance standards for modified and reconstructed generating units and new fossil-fueled power plants. In February 2016, the Supreme Court stayed the effectiveness of the CPP until disposition of certain litigation in the D.C. Circuit Court of Appeals challenging the rule and, to the extent that further appellate review is sought, at the Supreme Court.

In April 2017, pursuant to motions made by the EPA, the D.C. Circuit Court of Appeals ordered the challenges to the CPP, as well as related performance standards for new, reconstructed, and modified fossil-fueled power plants, be held in abeyance, which remains the case. In August 2018, the EPA issued a proposed replacement rule for the CPP, the ACE rule. The proposed ACE rule would require the EPA to develop emission guidelines for states to use to develop their individual state plans. The state plans would focus on reducing GHG emissions by improving the efficiency of fossil-fueled power plants. In December 2018, the EPA proposed to revise the regulations related to new, modified, and reconstructed fossil-fueled power plants. We are continuing to analyze the GHG emission profile of our electric generation resources and to work with other stakeholders to determine the potential impacts to our operations of the CPP, the proposed ACE rule, and federal GHG regulations in general.

There is no guarantee that we will be allowed to fully recover costs incurred to comply with these and other federal regulations or that cost recovery will not be delayed or otherwise conditioned. GHG regulations that may be adopted in the future, at either the federal or state level, may cause our environmental compliance spending to differ materially from the amounts currently estimated. These regulations, as well as changes in the fuel markets and advances in technology, could make additional electric generating units uneconomic to maintain or operate, may impact how we operate our existing fossil-fueled power plants, and could affect unit retirement and replacement decisions in the future. These regulations could also adversely affect our future results of operations, cash flows, and financial condition.

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

We have invested or will be investing in renewable energy generating facilities, several of which generate production tax credits and investment tax credits that we use to reduce our federal tax obligations. The amount of tax credits we earn depends on the level of electricity generated, the applicable tax credit rate, and the amount of the investment in qualifying property. If our tax credits were disallowed in whole or in part as a results of an IRS audit or changes in tax law, we could owe tax liabilities for previously recognized tax credits that could significantly impact our earnings and cash flows.

In addition, if corporate tax rate or policies are changed with future federal or state legislation, we may be required to take material charges against earnings. For example, the United States federal income tax legislation enacted in December 2017 significantly changed the United States Internal Revenue Code, including taxation of United States corporations, by, among other things, reducing the federal corporate income tax rate, limiting interest deductions, and altering the expensing of capital expenditures. Parts of the Tax Legislation still remain unclear and will require interpretations and implementing regulations by the Treasury Department and the IRS, as well as state income tax authorities, and the Tax Legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the Tax Legislation. In addition, the regulatory treatment of the impacts of the Tax Legislation will be subject to the discretion of the FERC and the PSCW. State and local taxing authorities continue to evaluate the impact of federal income tax reform, and any changes on the state or local level could lessen or increase the impacts of the Tax Legislation.

2018 Form 10-K	16	Wisconsin Public Service Corporation

There is still uncertainty as to when or how credit rating agencies, capital markets, the FERC, or the PSCW will treat any additional impacts of the Tax Legislation. These impacts could subject us to credit rating downgrades. It is unclear whether additional opportunities may evolve for us to manage the adverse impacts of the Tax Legislation. In addition, certain financial metrics used by credit rating agencies, such as our funds from operations-to-debt percentage, could be negatively impacted by future rulings related to the Tax Legislation.

In addition, the FERC and the PSCW continue to engage with us to determine how certain tax savings will be returned to ratepayers. In December 2017, we deferred the estimated tax benefits for return to ratepayers through bill credits or reductions in regulatory assets. We have received a written order from the PSCW addressing the refunding of certain of these tax benefits to ratepayers in Wisconsin. Despite receiving this written order, the amount of tax benefits we must return to ratepayers could change if the PSCW takes additional action. Furthermore, if the amounts our regulators order us to return to ratepayers exceeds the actual amount of tax savings realized, or our regulators require the tax savings to be applied in a manner other than we had expected, it could have a material adverse effect on our financial condition, results of operations, and cash flow.

While our analysis and interpretation of the Tax Legislation is ongoing, based on our current evaluation, we do not expect the limitations on interest deductions to materially adversely affect our earnings. Any amendments to the Tax Legislation or interpretations or implementing regulations by the Treasury Department and/or the IRS contrary to our interpretation of the Tax Legislation could limit our ability to deduct the interest on some of our outstanding debt.

There may be other material adverse effects resulting from the Tax Legislation that we have not yet identified. If we are unable to successfully take actions to manage any adverse impacts of the Tax Legislation, or if additional interpretations, regulations, amendments, or technical corrections exacerbate the adverse impacts of the Tax Legislation, the Tax Legislation could have an adverse effect on our financial condition, results of operations, cash flows, and on the value of investments in our debt securities, and could result in credit rating agencies placing our credit ratings on negative outlook or downgrading our credit ratings.

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

2018 Form 10-K	17	Wisconsin Public Service Corporation

obtaining equipment, material, and/or labor; performance below expected levels; operating limitations that may be imposed by environmental or other regulatory requirements; terrorist attacks; or cyber security intrusions. Any of these events could lead to substantial financial losses.

Because our electric generation facilities are interconnected with third-party transmission facilities, the operation of our facilities could also be adversely affected by events impacting their systems. Unplanned outages at our power plants may reduce our revenues, cause us to incur significant costs if we are required to operate our higher cost electric generators or purchase replacement power to satisfy our obligations, and could result in additional maintenance expenses.

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

Our results of operations and cash flows are affected by the demand for electricity and natural gas, which can vary greatly based upon:

•
Fluctuations in customer growth and general economic conditions in our service areas. Customer growth and energy use can be negatively impacted by population declines as well as economic factors in our service territories, including workforce reductions, stagnant wage growth, changing levels of support from state and local government for economic development, business closings, and reductions in the level of business investment. We are impacted by economic cycles and the competitiveness of the commercial and industrial customers we serve. Any economic downturn, disruption of financial markets, or reduced incentives by state government for economic development could adversely affect the financial condition of our customers and demand for their products or services. These risks could directly influence the demand for electricity and natural gas as well as the need for additional power generation and generating facilities. We could also be exposed to greater risks of accounts receivable write-offs if customers are unable to pay their bills.

•
Weather conditions. Demand for electricity is greater in the summer and winter months when cooling and heating is necessary. In addition, demand for natural gas peaks in the winter heating season. As a result, our overall results may fluctuate substantially on a seasonal basis. In addition, milder temperatures during the summer cooling season and during the winter heating season may result in lower revenues and net income.

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

Our business requires substantial capital expenditures for investments in, among other things, capital improvements to our electric generating facilities, electric and natural gas distribution infrastructure, and other projects, including projects for environmental compliance. We also expect to invest in renewable energy generating facilities as part of WEC Energy Group's generation reshaping plan.

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

2018 Form 10-K	18	Wisconsin Public Service Corporation

projects should materially and adversely deviate from the schedules, estimates, and projections on which the approval was based, our regulators may deem the additional capital costs as imprudent and disallow recovery of them through rates, and otherwise available production tax credits and investment tax credits for renewable energy projects could be lost.

To the extent that delays occur, costs become unrecoverable, tax credits are lost, or we (or third parties with whom we invest and/or partner) otherwise become unable to effectively manage and complete our (or their) capital projects, our results of operations, cash flows, and financial condition may be adversely affected.

Advances in technology could make our electric generating facilities less competitive.

Advances in new technologies that produce power or reduce power consumption are ongoing and include renewable energy technologies, customer-oriented generation, energy storage devices, and energy efficiency technologies. We generate power at central station power plants to achieve economies of scale and produce power at a competitive cost. There are distributed generation technologies that produce power, including fuel cells, microturbines, wind turbines, and solar cells, which have become more cost competitive than they were in the past. It is possible that legislation or regulations could be adopted supporting the use of these technologies. There is also a risk that advances in technology will continue to reduce the costs of these alternative methods of producing power to a level that is competitive with that of central station power production. If these technologies become cost competitive and achieve economies of scale, our market share could be eroded, and the value of our generating facilities could be reduced. Advances in technology could also change the channels through which our electric customers purchase or use power, which could reduce our sales and revenues or increase our expenses.

Our operations are subject to risks beyond our control, including but not limited to, cyber security intrusions, terrorist attacks, acts of war, or unauthorized access to personally identifiable information.

We have been subject to attempted cyber attacks from time to time, but these attacks have not had a material impact on our system or business operations. Despite the implementation of security measures, all assets and systems are potentially vulnerable to disability, failures, or unauthorized access due to physical or cyber security intrusions caused by human error, vendor bugs, terrorist attacks, or other malicious acts. These threats against our generation facilities, electric and natural gas distribution infrastructure, our information and technology systems, and network infrastructure, including that of third parties on which we rely, could result in a full or partial disruption of our ability to generate, transmit, purchase, or distribute electricity or natural gas or cause environmental repercussions. If our assets or systems were to fail, be physically damaged, or be breached, and were not recovered in a timely manner, we may be unable to perform critical business functions, and data, including sensitive information, could be compromised.

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

2018 Form 10-K	19	Wisconsin Public Service Corporation

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

Any operational disruption or environmental repercussions caused by these on-going threats to our assets and technology systems could result in a significant decrease in our revenues or significant reconstruction or remediation costs, which could materially and adversely affect our results of operations, financial condition, and cash flows. The costs of repairing damage to our facilities, operational disruptions, protecting personally identifiable information, and notifying impacted persons, as well as related legal claims, may also not be recoverable in rates, may exceed the insurance limits on our insurance policies, or, in some cases, may not be covered by insurance.

Transporting and distributing natural gas involves numerous risks that may result in accidents and other operating risks and costs.

Inherent in natural gas distribution activities are a variety of hazards and operational risks, such as leaks, accidental explosions, and mechanical problems, which could materially and adversely affect our results of operations, financial condition, and cash flows. In addition, these risks could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses to us. The location of natural gas pipelines near populated areas, including residential areas, commercial business centers, and industrial sites, could increase the level of damages resulting from these risks. These activities may subject us to litigation and/or administrative proceedings from time to time, which could result in substantial monetary judgments, fines, or penalties against us, or be resolved on unfavorable terms.

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

Failure of our counterparties to meet their obligations, including obligations under power purchase, natural gas supply, and transportation agreements, could have an adverse impact on our results of operations.

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

We have entered into several power purchase, natural gas supply, and transportation agreements with non-affiliated companies, and continue to look for additional opportunities to enter into these agreements. Revenues are dependent on the continued performance by the counterparties of their obligations under the power purchase, natural gas supply, and transportation agreements. Although we have a comprehensive credit evaluation process and contractual protections, it is possible that one or more counterparties could fail to perform their obligations under these agreements. If this were to occur, we generally would expect that any operating and other costs that were initially allocated to a defaulting customer's power purchase, natural gas supply, or transportation agreement would be reallocated among our retail customers. To the extent these costs are not allowed to be reallocated by our regulators or there is any regulatory delay in adjusting rates, a customer default under these agreements could have a negative impact on our results of operations and cash flows.

2018 Form 10-K	20	Wisconsin Public Service Corporation

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

Our access to the credit and capital markets could be limited, or our cost of capital significantly increased, due to any of the following risks and uncertainties:

•	A rating downgrade;

•	An economic downturn or uncertainty;

•	Prevailing market conditions and rules;

•	Concerns over foreign economic conditions;

•	Changes in tax policy;

•	Changes in investment criteria of institutional investors;

•	War or the threat of war; and

•	The overall health and view of the utility and financial institution industries.

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

See the risk factor titled "Changes in federal income tax policy may adversely affect our financial condition, results of operations, and cash flows, as well as our credit ratings" above for information about how the Tax Legislation could impact our credit ratings.

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

2018 Form 10-K	21	Wisconsin Public Service Corporation

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

We own and operate several coal-fired electric generating units. Although we generally carry sufficient coal inventory at our generating facilities to protect against an interruption or decline in supply, there can be no assurance that the inventory levels will be adequate. While we have coal supply and transportation contracts in place, we cannot assure that the counterparties to these agreements will be able to fulfill their obligations to supply coal to us or that we will be able to take delivery of all the coal volume contracted for. If we are unable to obtain our coal requirements under our coal supply and transportation contracts, we may be required to purchase coal at higher prices or we may be forced to reduce generation at our coal-fired units, which could lead to increased fuel costs. The increase in fuel costs could result in either reduced margins on net sales into the MISO Energy Markets, a reduction in the volume of net sales into the MISO Energy Markets, and/or an increase in net power purchases in the MISO Energy Markets. There is no guarantee that we would be able to fully recover any increased costs in rates or that recovery would not otherwise be delayed, either of which could adversely affect our cash flows.

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

2018 Form 10-K	22	Wisconsin Public Service Corporation

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

Our ability to obtain insurance, as well as the cost and coverage of such insurance, could be affected by developments affecting our business; international, national, state, or local events; and the financial condition of insurers and our contractors that are required to acquire and maintain insurance for our benefit. Insurance coverage may not continue to be available at all or at rates or terms similar to those presently available to us. In addition, our insurance may not be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. Any losses for which we are not fully insured or that are not covered by insurance at all could materially adversely affect our results of operations, cash flows, and financial position.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

2018 Form 10-K	23	Wisconsin Public Service Corporation

ITEM 2. PROPERTIES

We own our principal properties outright, except that the major portion of our electric utility distribution lines and natural gas utility distribution mains and services are located, for the most part, on or under streets and highways and on land owned by others and are generally subject to granted easements, consents, or permits.

Electric Facilities

The following table summarizes information on our electric generation facilities, including owned and jointly owned facilities, as of December 31, 2018:

Name	Location	Fuel	Number of Generating Units	Rated Capacity In MW (1)
Coal-fired plants
Columbia	Portage, WI	Coal	2	315	(2)
Weston	Rothschild, WI	Coal	2	714	(2)
Total coal-fired plants			4	1,029
Natural gas-fired plants
De Pere Energy Center	De Pere, WI	Natural Gas/Oil	1	165
Fox Energy Center	Wrightstown, WI	Natural Gas	3	567
Pulliam	Green Bay, WI	Natural Gas/Oil	1	80
West Marinette	Marinette, WI	Natural Gas/Oil	3	150
Weston	Rothschild, WI	Natural Gas/Oil	3	138
Total natural gas-fired plants			11	1,100
Renewables
Hydro Plants (17 in number)	WI	Hydro	51	49	(3)
Crane Creek	Howard County, IA	Wind	66	17
Forward Wind Energy Center	Fond du Lac County, WI	Wind	86	9	(4)
Total renewables			203	75
Total system			218	2,204

(1)
Values are primarily based on the net dependable capacity ratings for summer 2019 using historical generation. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand.

(2)	We jointly own these facilities with various other utilities. The capacity indicated for each of these units is equal to our portion of total plant capacity based on our percent of ownership.

•
Wisconsin Power and Light Company, an unaffiliated utility, operates the Columbia units. We hold a 28.1% ownership interest in Columbia. See Note 7, Jointly Owned Utility Facilities, for more information on the decrease in our ownership interest in the Columbia unit.

•	We operate the Weston 4 facility and hold a 70.0% ownership interest in this facility. Dairyland Power Cooperative holds the remaining 30.0%.

(3)
WRPC owns and operates the Castle Rock and Petenwell units. We hold a 50.0% ownership interest in WRPC and are entitled to 50.0% of the total capacity at Castle Rock and Petenwell. The capacity indicated includes our share of capacity for Castle Rock of 8.4 MW and our share of capacity for Petenwell of 10.2 MW.

(4)
In April 2018, we, along with two other unaffiliated utilities, purchased Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 138 MW. The capacity indicated for the facility is equal to our portion of total plant capacity based on our 44.6% ownership. See Note 2, Acquisitions, for more information on the acquisition.

As of December 31, 2018, we operated approximately 14,800 miles of overhead distribution lines and 7,300 miles of underground distribution cable, located in Wisconsin, as well as 120 electric distribution substations and approximately 188,600 line transformers.

2018 Form 10-K	24	Wisconsin Public Service Corporation

Natural Gas Facilities

At December 31, 2018, our natural gas properties were located in northeastern Wisconsin and consisted of the following:

•	Approximately 8,200 miles of natural gas distribution mains,

•	Approximately 240 miles of natural gas transmission mains,

•	Approximately 306,000 natural gas lateral services, and

•	90 natural gas distribution and transmission gate stations.

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

ITEM 3. LEGAL PROCEEDINGS

In addition to those legal proceedings discussed in Note 19, Commitments and Contingencies, and Note 21, Regulatory Environment, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material effect on our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

2018 Form 10-K	25	Wisconsin Public Service Corporation

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
EQUITY SECURITIES

There is no established public trading market for our common stock, as Integrys, a wholly-owned subsidiary of WEC Energy Group, owns all of our outstanding common stock. See Note 10, Common Equity, for more information.

ITEM 6. SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I(2)a.

2018 Form 10-K	26	Wisconsin Public Service Corporation

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

Introduction

We are an electric and natural gas utility and an indirect wholly owned subsidiary of WEC Energy Group. We derive revenues primarily from the distribution and sale of electricity and natural gas to retail customers. We also provide wholesale electric service to numerous utilities and cooperatives for resale. We conduct our business primarily through our utility reportable segment. See Note 18, Segment Information, for more information on our reportable business segments.

Effective January 1, 2017, our customers and electric and natural gas distribution assets located in the Upper Peninsula of Michigan were transferred to UMERC, a new stand-alone utility owned by WEC Energy Group. See Note 3, Related Parties, for more information.

Effective January 1, 2017, we transferred our 10.37% ownership interest in WPSI, which held an approximate 34% interest in ATC, to another subsidiary of Integrys. See Note 3, Related Parties, for more information.

Corporate Strategy

Our goal is to continue to build and sustain long-term value for customers and shareholders by focusing on the fundamentals of our business: reliability; operating efficiency; financial discipline; customer care; and safety.

Reshaping Our Generation Fleet

WEC Energy Group has developed and is executing a plan to reshape its generation portfolio. This plan will balance reliability and customer cost with environmental stewardship. Taken as a whole, this plan should reduce costs to customers, preserve fuel diversity, and lower carbon emissions. Generation reshaping includes retiring older fossil fuel generation units, building state-of-the-art natural gas generation, and investing in cost-effective zero-carbon generation with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. In addition, WEC Energy Group set a new long-term goal of reducing CO2 emissions by approximately 80% below 2005 levels by 2050. WEC Energy Group expects to retire a total of approximately 1,800 MW of coal-fired generation by 2020 across its electric utilities, and add additional natural gas-fired generating units and renewable generation, including utility-scale solar projects. As part of this effort, the jointly owned Edgewater 4 generating unit was retired in September 2018 (our share of capacity from this plant was 100 MW), and our 200 MW Pulliam power plant was retired in October 2018. See Note 6, Property, Plant, and Equipment, for information related to these plant retirements.

As part of our commitment to invest in zero-carbon generation, WEC Energy Group plans to invest in utility scale solar of up to 350 MW within its Wisconsin segment, which includes us. We have partnered with an unaffiliated utility to acquire ownership interests in two proposed solar projects in Wisconsin. Badger Hollow Solar Farm will be located in Iowa County, Wisconsin, and Two Creeks Solar Project will be located in Manitowoc County, Wisconsin. Subject to PSCW approval, we will own 100 MW of the output of each project for a total of 200 MW. Commercial operation for both projects is targeted for the end of 2020. As the cost of renewable energy generation installations continues to decline, solar projects have become cost effective opportunities for us and our customers to participate in renewable energy.

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

2018 Form 10-K	27	Wisconsin Public Service Corporation

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

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, and equipment, that are no longer performing as intended, or have an unacceptable risk profile. See Note 3, Related Parties, for more information about WEC Energy Group's acquisition of Bluewater and Note 2, Acquisitions, for information on our acquisition of a portion of a wind energy generation facility in Wisconsin.

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

Safety

We have a long-standing commitment to both workplace and public safety, and under our "Target Zero" mission, we have an ultimate goal of zero incidents, accidents, and injuries. We also set goals around injury-prevention activities that raise awareness and facilitate conversations about employee safety. Our corporate safety program provides a forum for addressing employee concerns, training employees and contractors on current safety standards, and recognizing those who demonstrate a safety focus.

2018 Form 10-K	28	Wisconsin Public Service Corporation

RESULTS OF OPERATIONS

Consolidated Earnings

The following table compares our consolidated results:

	Year Ended December 31
(in millions)	2018	2017	2016
Operating revenues	$1,498.5	$1,485.4	$1,448.2
Cost of sales	602.0	573.9	527.6
Other operation and maintenance	448.0	447.6	503.7
Depreciation and amortization	141.9	139.3	124.1
Property and revenue taxes	40.2	39.5	39.8
Operating income	266.4	285.1	253.0
Other income, net	37.6	23.7	41.3
Interest expense	53.9	54.2	48.1
Income before income taxes	250.1	254.6	246.2
Income tax expense	77.3	99.7	90.5
Net income	$172.8	$154.9	$155.7

The table below shows the year-over-year income statement impacts associated with the Tax Legislation signed into law in December 2017. As shown in the table below, the changes related to the Tax Legislation had no impact on net income. See Note 14, Income Taxes, and Note 21, Regulatory Environment, for more information.

(in millions)	2018 Compared with 2017 B (W)	Change Related to Tax Legislation	Remaining Change B (W)
Operating revenues	$13.1	$(30.0)	$43.1
Cost of sales	(28.1)	—	(28.1)
Other operation and maintenance	(0.4)	—	(0.4)
Depreciation and amortization	(2.6)	5.4	(8.0)
Property and revenue taxes	(0.7)	—	(0.7)
Operating income	(18.7)	(24.6)	5.9
Other income, net	13.9	—	13.9
Interest expense	0.3	—	0.3
Income before income taxes	(4.5)	(24.6)	20.1
Income tax expense	22.4	24.6	(2.2)
Net income	$17.9	$—	$17.9

See below for additional information on the year-over year changes in our consolidated earnings.

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

We believe that electric and natural gas margins provide a useful basis for evaluating utility operations since the majority of prudently incurred fuel and purchased power costs, as well as prudently incurred natural gas costs, are passed through to customers in current rates. As a result, management uses electric and natural gas margins internally when assessing the operating performance of our utility segment as these measures exclude the majority of revenue fluctuations caused by changes in these expenses. Similarly, the presentation of electric and natural gas margins herein is intended to provide supplemental information for investors regarding our operating performance.

2018 Form 10-K	29	Wisconsin Public Service Corporation

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the years ended December 31, 2018, 2017, and 2016 was $267.1 million, $286.7 million, and $253.9 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

Utility Segment Contribution to Operating Income

Effective January 1, 2017, we transferred our electric customers located in the Upper Peninsula of Michigan to UMERC. See Note 3, Related Parties, for more information.

	Year Ended December 31
(in millions)	2018	2017	2016
Electric revenues	$1,192.1	$1,201.9	$1,187.7
Fuel and purchased power costs	415.0	413.1	388.5
Total electric margins	777.1	788.8	799.2

Natural gas revenues	306.4	283.5	260.5
Cost of natural gas sold	187.0	160.8	139.1
Total natural gas margins	119.4	122.7	121.4

Total electric and natural gas margins	896.5	911.5	920.6

Other operation and maintenance	447.5	446.1	503.0
Depreciation and amortization	141.9	139.3	124.0
Property and revenue taxes	40.0	39.4	39.7
Operating income	$267.1	$286.7	$253.9

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2018	2017	2016
Operation and maintenance not included in line items below	$245.1	$265.0	$319.5
Transmission (1)	148.8	148.7	149.4
Regulatory amortizations and other pass through expenses (2)	32.4	32.4	34.1
Earnings sharing mechanism (3)	21.2	—	—
Total other operation and maintenance	$447.5	$446.1	$503.0

(1)
The PSCW has approved escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During 2018, 2017, and 2016, $145.2 million, $140.9 million, and $150.7 million, respectively, of costs were billed to us by transmission providers.

(2)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

(3)	See Note 21, Regulatory Environment, for more information about our earnings sharing mechanism.

2018 Form 10-K	30	Wisconsin Public Service Corporation

The following tables provide information on delivered volumes by customer class and weather statistics:

	Year Ended December 31
	MWh (in thousands)
Electric Sales Volumes	2018	2017	2016
Customer class
Residential	2,935.7	2,761.4	2,862.3
Small commercial and industrial	4,081.2	3,984.0	4,052.0
Large commercial and industrial	4,020.4	4,003.1	4,201.1
Other	27.4	27.7	28.7
Total retail	11,064.7	10,776.2	11,144.1
Wholesale	2,587.8	2,764.9	2,570.4
Resale	1,087.4	855.8	479.5
Total sales in MWh	14,739.9	14,396.9	14,194.0

	Year Ended December 31
	Therms (in millions)
Natural Gas Sales Volumes	2018	2017	2016
Customer class
Residential	255.4	234.5	225.7
Commercial and industrial	202.4	177.6	169.5
Total retail	457.8	412.1	395.2
Transport	438.7	425.8	417.6
Total sales in therms	896.5	837.9	812.8

	Year Ended December 31
	Degree Days
Weather *	2018	2017	2016
Heating (7,324 normal)	7,554	6,942	6,715
Cooling (507 normal)	678	450	572

*	Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

2018 Compared with 2017

Electric Utility Margins

Electric utility margins decreased $11.7 million during 2018, compared with 2017. The significant factors impacting the lower electric utility margins were:

•
A $17.9 million decrease in margins related to savings from the Tax Legislation that we are required to return to customers through bill credits or reductions in other regulatory assets. See Note 14, Income Taxes, and Note 21, Regulatory Environment, for more information.

•	A $15.0 million decrease in wholesale margins driven both by lower sales volumes and reduced capacity rates due in part to the Tax Legislation.

These decreases in electric utility margins were partially offset by a $22.6 million increase related to higher retail sales volumes during 2018, primarily driven by favorable weather and higher use per residential and large commercial and industrial customer due in part to a stronger economy. Colder winter weather and a warmer summer in 2018 contributed to the increase. As measured by heating degree days, 2018 was 8.8% colder than 2017. As measured by cooling degree days, 2018 was 50.7% warmer than 2017.

2018 Form 10-K	31	Wisconsin Public Service Corporation

Natural Gas Utility Margins

Natural gas utility margins decreased $3.3 million during 2018, compared with 2017. The most significant factor impacting the lower natural gas utility margins was $6.7 million of savings from the Tax Legislation that we are required to return to customers through bill credits. See Note 14, Income Taxes, and Note 21, Regulatory Environment, for more information. This decrease in natural gas utility margins was partially offset by a $3.7 million increase related to higher sales volumes, primarily driven by colder winter weather, customer growth, and higher use per retail customer due in part to a stronger economy.

Operating Income

Operating income at the utility segment decreased $19.6 million during 2018, compared with 2017. The decrease was driven by the $15.0 million decrease in margins discussed above and $4.6 million of higher operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes).

The significant factors impacting the increase in operating expenses during 2018, compared with 2017, were:

•	A $21.2 million increase in expense related to our earnings sharing mechanism. See Note 21, Regulatory Environment, for more information.

•	An $8.5 million increase in benefit costs.

These increases in operating expenses were partially offset by:

•
A $13.4 million decrease in expenses across all of our plants, in part due to the retirement of Edgewater Unit 4 in September 2018 and the retirement of Pulliam Units 7 and 8 in October 2018. This resulted in lower maintenance and labor costs during 2018. See Note 6, Property, Plant, and Equipment, for more information on the plant retirements.

•	An $8.1 million decrease in electric and natural gas distribution expenses, primarily driven by lower expenses incurred related to storm damage during 2018.

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

Partially offsetting these decreases in electric utility margins was a $10.4 million increase in wholesale margins during 2017, driven by UMERC purchasing a portion of its energy from us.

Natural Gas Utility Margins

Natural gas utility margins increased $1.3 million during 2017, compared with 2016. The most significant factor impacting the higher natural gas utility margins was higher retail sales volumes, primarily driven by colder winter weather in 2017.

2018 Form 10-K	32	Wisconsin Public Service Corporation

Operating Income

Operating income at the utility segment increased $32.8 million during 2017, compared with 2016. The increase was driven by$41.9 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes), partially offset by the $9.1 million net decrease in margins discussed above.

The utility segment experienced lower overall operating expenses related to synergy savings resulting from the acquisition of our parent company, Integrys, by WEC Energy Group. The significant factors impacting the decrease in operating expenses during 2017, compared with 2016, which were due in part to synergy savings, were:

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

These decreases in operating expenses were partially offset by a $15.3 million increase in depreciation and amortization, driven by the completion of the ReACTTM multi-pollutant control system at Weston Unit 3 during the fourth quarter of 2016 and WBS's transfer of the information technology project to us during 2017.

Other Segment Contribution to Operating Loss

	Year Ended December 31
(in millions)	2018	2017	2016
Operating loss	$(0.7)	$(1.6)	$(0.9)

Consolidated Other Income, Net

	Year Ended December 31
(in millions)	2018	2017	2016
AFUDC – Equity	$4.6	$4.1	$19.5
Non-service components of net periodic benefit costs	16.7	11.8	10.5
Earnings from equity method investments	0.8	1.1	9.5
Other, net	15.5	6.7	1.8
Other income, net	$37.6	$23.7	$41.3

2018 Compared with 2017

Other income, net increased by $13.9 million during 2018, compared with 2017. The increase was driven by the 2018 deferral of costs related to the acquisition and ownership of the Forward Wind Energy Center and higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 17, Employee Benefits, for more information on our benefit costs.

2017 Compared with 2016

Other income, net decreased by $17.6 million during 2017, compared with 2016. The decrease was primarily due to lower AFUDC driven by the ReACTTM emission control technology project at Weston Unit 3 going into service during the fourth quarter of 2016. Also contributing to the decrease were lower earnings from our equity method investments due to the transfer of our ownership interest in WPSI to another subsidiary of Integrys effective January 1, 2017. See Note 3, Related Parties, for more information.

2018 Form 10-K	33	Wisconsin Public Service Corporation

Consolidated Interest Expense

	Year Ended December 31
(in millions)	2018	2017	2016
Interest expense	$53.9	$54.2	$48.1

2017 Compared with 2016

Interest expense increased by $6.1 million during 2017, compared with 2016, primarily due to a decrease in AFUDC – Debt driven by the ReACTTM emission control technology at Weston Unit 3 placed in service during the fourth quarter of of 2016.

Consolidated Income Tax Expense

	Year Ended December 31
	2018	2017	2016
Effective tax rate	30.9%	39.2%	36.8%

2018 Compared with 2017

Our effective tax rate was 30.9% in 2018 compared to 39.2% in 2017.  This decrease in our effective tax rate was primarily due to the impact of the Tax Legislation. See Note 14, Income Taxes, and Note 21, Regulatory Environment, for more information.

We expect our 2019 annual effective tax rate to be between 24% and 25%.

2017 Compared with 2016

Our effective tax rate was 39.2% in 2017 compared to 36.8% in 2016.  This increase in our effective tax rate was primarily due to a decrease in tax benefits associated with AFUDC – Equity.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the years ended December 31:

(in millions)	2018	2017	2016	Change in 2018 Over 2017	Change in 2017 Over 2016
Cash provided by (used in):
Operating activities	$434.5	$476.6	$389.0	$(42.1)	$87.6
Investing activities	(552.3)	(342.4)	(340.8)	(209.9)	(1.6)
Financing activities	118.8	(129.4)	(51.2)	248.2	(78.2)

Operating Activities

2018 Compared with 2017

Net cash provided by operating activities decreased $42.1 million during 2018, compared with 2017, driven by:

•	A $157.8 million net decrease in cash related to cash received during 2017 for net assets transferred out of our pension plan. See Note 3, Related Parties, for more information.

•
An $18.5 million decrease in cash related to an increase in cash paid for income taxes during 2018, compared with 2017. This decrease in cash was due to a federal income tax refund received in 2017, primarily associated to certain property related tax deductions.

2018 Form 10-K	34	Wisconsin Public Service Corporation

•
An $11.0 million decrease in cash resulting from higher payments during 2018, compared with 2017, for natural gas we purchased to meet the requirements of our customers during the colder winter weather.

These decreases in net cash provided by operating activities were partially offset by:

•	A $66.0 million decrease in contributions and payments to our pension and OPEB plans during 2018, compared with 2017.

•
A $44.6 million increase in cash from lower payments for operating and maintenance expenses. During 2018, our payments related to plant maintenance and labor costs decreased, due in part to the retirement in 2018 of Edgewater Unit 4 and Pulliam Units 7 and 8. See Note 6, Property, Plant, and Equipment, for more information about the retirement of our plants. In addition, our payments for electric and natural gas distribution costs decreased during 2018.

•	A $29.6 million increase in cash related to higher overall collections from customers, primarily due to favorable weather during 2018, compared with 2017.

2017 Compared with 2016

Net cash provided by operating activities increased $87.6 million during 2017, compared with 2016, driven by:

•	A $157.8 million increase in cash related to cash received for net assets transferred out of our pension plan during 2017. See Note 3, Related Parties, for more information.

•
A $52.2 million increase in cash related to higher overall collections from customers, primarily due to higher commodity prices. The average per-unit cost of natural gas sold increased 9.7% during 2017, compared with 2016.

•
A $47.8 million increase in cash from lower payments for operating and maintenance expenses. During 2017, our payments related to transmission, electric and natural gas distribution costs, and operation and maintenance at our plants decreased.

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

Investing Activities

2018 Compared with 2017

Net cash used in investing activities increased $209.9 million during 2018, compared with 2017, driven by:

•	A $108.5 million increase in cash paid for capital expenditures during 2018, compared with 2017, which is discussed in more detail below.

•	The acquisition of a portion of Forward Wind Energy Center during April 2018 for $77.1 million. See Note 2, Acquisitions, for more information.

•	A $19.9 million increase in cash paid for software assets received from WBS during 2018, compared with 2017.

2018 Form 10-K	35	Wisconsin Public Service Corporation

2017 Compared with 2016

Net cash used in investing activities increased $1.6 million during 2017, compared with 2016, driven by a $24.7 million increase in cash paid for capital expenditures, which is discussed in more detail below. This increase was partially offset by a $24.0 million decrease in cash paid for assets received from WBS during 2017, compared with 2016.

Capital Expenditures

Capital expenditures for the years ended December 31 were as follows:

(in millions)	2018	2017	2016	Change in 2018 Over 2017	Change in 2017 Over 2016
Capital expenditures	$444.3	$335.8	$311.1	$108.5	$24.7

2018 Compared with 2017

The increase in cash paid for capital expenditures during 2018, compared with the same period in 2017, was driven by higher expenditures for an advanced metering infrastructure program and a natural gas lateral project at our Fox Energy Center.

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

Financing Activities

2018 Compared with 2017

Net cash related to financing activities increased $248.2 million during 2018, compared with 2017, driven by:

•	The issuance of $400.0 million of long-term debt during 2018.

•
A $55.0 million decrease in dividends paid to our parent during 2018, compared with 2017. We paid a special dividend to our parent to balance our capital structure during the first quarter of 2017, driven by cash received for assets transferred out of our pension plan in January 2017.

•	A $45.0 million increase in equity contributions received from our parent during 2018, compared with 2017, related to balancing our capital structure.

These increases in net cash related to financing activities were partially offset by:

•	A $125.0 million net decrease in cash due to $8.7 million of net repayments of commercial paper during 2018, compared with $116.3 million of net borrowings of commercial paper in 2017.

•	A $125.0 million decrease in cash related to higher repayments of long-term debt during 2018, compared with 2017.

2017 Compared with 2016

Net cash used in financing activities increased $78.2 million during 2017, compared with 2016, driven by:

•	The repayment of $125.0 million of long-term debt during 2017.

2018 Form 10-K	36	Wisconsin Public Service Corporation

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

At December 31, 2018, we were in compliance with all covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Long-Term Debt, for more information about our long-term debt.

Working Capital

As of December 31, 2018, our current liabilities exceeded our current assets by $157.2 million. We do not expect this to have any impact on our liquidity since we believe we have an adequate back-up line of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

Credit Rating Risk

We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. However, we have certain agreements in the form of commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

2018 Form 10-K	37	Wisconsin Public Service Corporation

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

If we are unable to successfully take actions to manage any adverse impacts of the Tax Legislation, or if additional interpretations, regulations, amendments or technical corrections exacerbate the adverse impacts of the Tax Legislation, the legislation could result in credit rating agencies placing our credit ratings on negative outlook or downgrading our credit ratings. Any such actions by credit rating agencies may make it more difficult and costly for us to issue future debt securities and certain other types of financing and could increase borrowing costs under our credit facility.

Capital Requirements

Contractual Obligations

We have the following contractual obligations and other commercial commitments as of December 31, 2018:

	Payments Due By Period (1)
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (2)	$2,334.0	$55.8	$510.1	$84.7	$1,683.4
Energy and transportation purchase obligations (3)	1,186.1	241.8	303.0	249.8	391.5
Purchase orders (4)	115.0	39.4	29.4	7.5	38.7
Pension and OPEB funding obligations (5)	3.2	0.7	2.5	—	—
Total contractual obligations	$3,638.3	$337.7	$845.0	$342.0	$2,113.6

(1)	The amounts included in the table are calculated using current market prices, forward curves, and other estimates.

(2)	Principal and interest payments on long-term debt.

(3)	Energy and transportation purchase obligations under various contracts for the procurement of fuel, power, gas supply, and associated transportation related to utility operations.

(4)	Purchase obligations related to normal business operations, information technology, and other services.

(5)	Obligations for pension and OPEB plans cannot reasonably be estimated beyond 2021.

The table above does not reflect estimated future payments related to the manufactured gas plant remediation liability of $90.3 million at December 31, 2018, as the amount and timing of payments are uncertain. We expect to incur costs annually to remediate these sites. See Note 19, Commitments and Contingencies, for more information about environmental liabilities.

AROs in the amount of $50.8 million are not included in the above table. Settlement of these liabilities cannot be determined with certainty, but we believe the majority of these liabilities will be settled in more than five years. See Note 8, Asset Retirement Obligations, for more information.

Obligations for utility operations have historically been included as part of the rate-making process and therefore are generally recoverable from customers.

2018 Form 10-K	38	Wisconsin Public Service Corporation

Capital Expenditures and Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, impacts from the Tax Legislation, additional changes in tax laws and regulations, acquisition and development opportunities, market volatility, and economic trends. Our estimated capital expenditures for the next three years are as follows:

(in millions)
2019	$505.7
2020	602.7
2021	379.8
Total	$1,488.2

We are continuing work on the SMRP. This project includes modernizing parts of our electric distribution system, including burying or upgrading lines. The project focuses on constructing facilities to improve the reliability of electric service that we provide to our customers. We expect to invest approximately $185 million between 2019 and 2022 on this project. We also continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include the advanced metering infrastructure (AMI) program. AMI is an integrated system of smart meters, communication networks and data management systems that enable two-way communication between utilities and customers.

Additionally, as part of our commitment to invest in zero-carbon generation, we plan to invest in utility scale solar. We have partnered with an unaffiliated utility to acquire ownership interests in two proposed solar projects in Wisconsin. Badger Hollow Solar Farm will be located in Iowa County, Wisconsin, and Two Creeks Solar Project will be located in Manitowoc County, Wisconsin. We will own 100 MW of the output of each project for a total of 200 MW. Our share of the cost of both projects is estimated to be $260 million. Subject to PSCW approval, commercial operation for both projects is targeted for the end of 2020. Solar generation technology has greatly improved, has become more cost-effective, and it complements our summer demand curve.

Common Stock Matters

For information related to our common stock matters, see Note 10, Common Equity.

Investments in Outside Trusts

We use outside trusts to fund our pension and certain OPEB obligations. These trusts had investments of approximately $871.0 million as of December 31, 2018. These trusts hold investments that are subject to the volatility of the stock market and interest rates. We contributed $0.7 million, $66.7 million, and $1.4 million to our pension and OPEB plans in 2018, 2017, and 2016, respectively. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates. For additional information, see Note 17, Employee Benefits.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. See Note 1(p), Guarantees, and Note 12, Short-Term Debt and Lines of Credit, for more information.

2018 Form 10-K	39	Wisconsin Public Service Corporation

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

Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. We record regulatory assets pursuant to specific orders or by a generic order issued by the PSCW. Recovery of the deferred costs in future rates is subject to the review and approval by the PSCW. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of the deferred costs, including those referenced below, is not approved by the PSCW, the costs would be charged to income in the current period. In general, our regulatory assets are recovered over a period of between one to six years. The PSCW can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities. As of December 31, 2018, our regulatory assets were $485.9 million, and our regulatory liabilities were $792.9 million.

Due to the Tax Legislation signed into law in December 2017, we remeasured our deferred taxes and recorded a tax benefit of $444.7 million. We have been returning this tax benefit to ratepayers through bill credits and reductions to other regulatory assets, which we expect to continue. See Note 14, Income Taxes, and Note 21, Regulatory Environment, for more information.

We expect to request or have requested recovery of the costs related to the following projects discussed in our recent rate proceedings and orders:

•
In June 2016, the PSCW approved the deferral of costs related to our ReACT™ project above the originally authorized $275.0 million level through 2017. The total cost of the ReACT™ project, excluding $51 million of AFUDC, was $342 million. In September 2017, the PSCW approved an extension of this deferral through 2019 as part of a settlement agreement. See Note 21, Regulatory Environment, for more information. We will be required to obtain a separate approval for collection of these deferred costs in a future rate case.

•
Prior to its acquisition by WEC Energy Group, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries, including us. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of December 31, 2018, we had not received any significant disallowances of the costs incurred for this project. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project.

See Note 21, Regulatory Environment, for more information regarding recent and pending rate proceedings and orders.

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

2018 Form 10-K	40	Wisconsin Public Service Corporation

with slower economic conditions also expose us to greater risks of accounts receivable write-offs as more customers are unable to pay their bills.

Weather

Our utility rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. The fixed charge included in our natural gas rates helps to mitigate the impacts of weather. A summary of actual weather information in our service territory during 2018, 2017, and 2016, as measured by degree days, may be found in Results of Operations.

Interest Rates

We are exposed to interest rate risk resulting from our short-term borrowings and projected near-term debt financing needs. We manage exposure to interest rate risk by limiting the amount of our variable rate obligations and continually monitoring the effects of market changes on interest rates. When it is advantageous to do so, we enter into long-term fixed rate debt.

Based on our variable rate debt outstanding at December 31, 2018, and December 31, 2017, a hypothetical increase in market interest rates of one percentage point would have increased annual interest expense by $2.8 million and $2.9 million in 2018 and 2017, respectively. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

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

The fair value of our trust fund assets and expected long-term returns were approximately:

(in millions)	As of December 31, 2018	Expected Return on Assets in 2019
Pension trust funds	$639.3	7.25%
OPEB trust funds	$231.7	7.25%

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

2018 Form 10-K	41	Wisconsin Public Service Corporation

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

Competitive Markets

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

Natural Gas Utility Industry

The PSCW previously instituted generic proceedings to consider how its regulation of natural gas distribution utilities should change to reflect a competitive environment in the natural gas industry. To date, the PSCW has made a policy decision to provide customer classes with competitive markets the option to choose an alternative retail natural gas supplier. The PSCW has also adopted standards for transactions between a utility and its natural gas marketing affiliates. All of our Wisconsin customer classes have competitive market choices and, therefore, can purchase natural gas directly from either an alternative retail natural gas supplier or their local natural gas utility.

We offer natural gas transportation services to our customers that elect to purchase natural gas from an alternative retail natural gas supplier. Since these transportation customers continue to use our distribution systems to transport natural gas to their facilities, we earn distribution revenues from them. As such, there is little impact on our net income from customers purchasing natural gas from an alternative retail natural gas supplier as natural gas costs are passed through to customers in rates on a one-for-one basis. We are currently unable to predict the impact of potential future industry restructuring on our results of operations or financial position.

Environmental Matters

See Note 19, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Legislation was signed into law. The PSCW issued a written order in May 2018 regarding how to refund certain tax savings from the Tax Legislation to our ratepayers. We are also working with the FERC to modify our formula rate tariffs for the impacts of the Tax Legislation, and we expect to receive FERC approval for the modified tariffs in 2019. See Note 21, Regulatory Environment, for more information.

2018 Form 10-K	42	Wisconsin Public Service Corporation

Bonus Depreciation Provisions

Bonus depreciation is an additional amount of first-year tax deductible depreciation that is awarded above what would normally be available. The bonus depreciation deduction available for public utility property subject to rate-making by a government entity or public utility commission was modified by the Tax Legislation signed into law on December 22, 2017. Based on the provisions of the Tax Legislation, bonus depreciation can no longer be deducted for public utility property acquired and placed in service after December 31, 2017.

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

For the income approach, we used internal forecasts to project cash flows. Any forecast contains a degree of uncertainty, and changes in these cash flows could significantly increase or decrease the calculated fair value of a reporting unit. Since our reporting unit is regulated, a fair recovery of and return on costs prudently incurred to serve customers is assumed. An unfavorable outcome in a rate case could cause the fair value of our reporting unit to decrease.

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

Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, we periodically assess the recoverability of certain long-lived assets when events or changes in circumstances indicate that the carrying amount of those long-lived assets may not be recoverable.

2018 Form 10-K	43	Wisconsin Public Service Corporation

Examples of events or changes in circumstances include, but are not limited to, a significant decrease in the market price, a significant change in use, adverse legal factors or a change in business climate, operating or cash flow losses, or an expectation that the asset might be sold. These assessments require significant assumptions and judgments by management. The long-lived assets assessed for impairment generally include certain assets within regulated operations that may not be fully recovered from our customers as a result of regulatory decisions that will be made in the future.

We have evaluated future plans for our older and less efficient fossil fuel generating units and have retired certain generating units. In accordance with ASC 980-360, Regulated Operations – Property, Plant, and Equipment, when it becomes probable that a generating unit will be retired before the end of its useful life, we assess whether the generating unit meets the criteria for abandonment accounting. Generating units that are considered probable of abandonment are expected to cease operations in the near term, significantly before the end of their original estimated useful lives. As a result, the remaining net book value of these assets can be significant. If a generating unit meets applicable criteria to be considered probable of abandonment, and after the unit is abandoned, we assess the likelihood of recovery of the remaining carrying value of that generating unit at the end of each reporting period. If it becomes probable that regulators will disallow full recovery as well as a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss may be required. An impairment loss would be recorded if the remaining carrying value of the generating unit is greater than the present value of the amount expected to be recovered from ratepayers.

Pulliam Units 7 and 8 and the jointly-owned Edgewater 4 generating unit were retired during 2018. We plan to ask for full cost recovery of and a full return on the remaining book value of these generating units and have concluded that no impairment was required related to these assets as of December 31, 2018. See Note 6, Property, Plant, and Equipment, for more information on our retired generating units, including various approvals we have received from the FERC.

Pension and Other Postretirement Employee Benefits

The costs of providing non-contributory defined pension benefits and OPEB, described in Note 17, Employee Benefits, are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

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

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2018 Pension Cost
Discount rate	(0.5)	$46.8	$4.9
Discount rate	0.5	(41.8)	(3.4)
Rate of return on plan assets	(0.5)	N/A	3.3
Rate of return on plan assets	0.5	N/A	(3.3)

2018 Form 10-K	44	Wisconsin Public Service Corporation

The following table shows how a given change in certain actuarial assumptions would impact the accumulated OPEB obligation and the reported net periodic OPEB cost. Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2018 Postretirement Benefit Cost
Discount rate	(0.5)	$10.8	$0.4
Discount rate	0.5	(9.6)	(0.2)
Health care cost trend rate	(0.5)	(6.2)	(1.0)
Health care cost trend rate	0.5	7.4	1.2
Rate of return on plan assets	(0.5)	N/A	1.2
Rate of return on plan assets	0.5	N/A	(1.2)

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

We establish our expected return on asset assumption based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios. The assumed long-term rate of return on pension plan assets was 7.25% in 2018, 2017, and 2016. The actual rate of return on pension plan assets, net of fees, was (5.9)%, 16.31%, and 8.79%, in 2018, 2017, and 2016, respectively.

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

The application of the Regulated Operations Topic of the FASB ASC would be discontinued if all or a separable portion of our utility operations no longer met the criteria for application. Our regulatory assets and liabilities would be written off to income as an unusual or infrequently occurring item in the period in which discontinuation occurred. As of December 31, 2018, we had $485.9 million in regulatory assets and $792.9 million in regulatory liabilities. See Note 5, Regulatory Assets and Liabilities, for more information.

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

2018 Form 10-K	45	Wisconsin Public Service Corporation

accuracy of the unbilled revenue estimate. Total utility operating revenues during 2018 of approximately $1.5 billion included accrued utility revenues of $67.1 million as of December 31, 2018.

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

Significant management judgment is required in determining our provision for income taxes, deferred income tax assets and liabilities, the liability for unrecognized tax benefits, and any valuation allowance recorded against deferred income tax assets. The assumptions involved are supported by historical data, reasonable projections, and interpretations of applicable tax laws and regulations across multiple taxing jurisdictions. Significant changes in these assumptions could have a material impact on our financial condition and results of operations. See Note 1(m), Income Taxes, and Note 14, Income Taxes, for a discussion of accounting for income taxes.

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

2018 Form 10-K	46	Wisconsin Public Service Corporation

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Wisconsin Public Service Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Public Service Corporation and subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 26, 2019

We have served as the Company's auditor since 2002.

2018 Form 10-K	47	Wisconsin Public Service Corporation

B. CONSOLIDATED INCOME STATEMENTS

Year Ended December 31
(in millions)	2018	2017	2016
Operating revenues	$1,498.5	$1,485.4	$1,448.2

Operating expenses
Cost of sales	602.0	573.9	527.6
Other operation and maintenance	448.0	447.6	503.7
Depreciation and amortization	141.9	139.3	124.1
Property and revenue taxes	40.2	39.5	39.8
Total operating expenses	1,232.1	1,200.3	1,195.2

Operating income	266.4	285.1	253.0

Other income, net	37.6	23.7	41.3
Interest expense	53.9	54.2	48.1
Other expense	(16.3)	(30.5)	(6.8)

Income before income taxes	250.1	254.6	246.2
Income tax expense	77.3	99.7	90.5
Net income	172.8	154.9	155.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2018 Form 10-K	48	Wisconsin Public Service Corporation

C. CONSOLIDATED BALANCE SHEETS

At December 31
(in millions, except share and per share amounts)	2018	2017
Assets
Current assets
Cash and cash equivalents	$8.9	$7.9
Accounts receivable and unbilled revenues, net of reserves of $4.2 and $4.0, respectively	217.1	205.0
Accounts receivable from related parties	26.6	4.4
Materials, supplies, and inventories	103.0	107.0
Prepaid taxes	41.4	52.7
Other	9.2	13.0
Current assets	406.2	390.0

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $1,620.5 and $1,633.3, respectively	4,150.1	3,823.0
Regulatory assets	485.6	382.8
Goodwill	36.4	36.4
Pension and OPEB assets	92.8	62.0
Other	46.6	54.5
Long-term assets	4,811.5	4,358.7
Total assets	$5,217.7	$4,748.7

Liabilities and Equity
Current liabilities
Short-term debt	$284.4	$293.1
Current portion of long-term debt	—	250.0
Accounts payable	145.4	130.4
Accounts payable to related parties	54.2	30.0
Other	79.4	66.4
Current liabilities	563.4	769.9

Long-term liabilities
Long-term debt	1,314.7	916.2
Deferred income taxes	520.8	512.7
Deferred investment tax credits	6.4	6.7
Regulatory liabilities	785.7	689.3
Environmental remediation liabilities	90.3	99.6
Pension and OPEB obligations	37.3	24.0
Payables to related parties	2.8	3.5
Other	126.4	109.5
Long-term liabilities	2,884.4	2,361.5

Commitments and contingencies (Note 19)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,115.9	996.1
Retained earnings	558.4	525.6
Common shareholder's equity	1,769.9	1,617.3
Total liabilities and equity	$5,217.7	$4,748.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2018 Form 10-K	49	Wisconsin Public Service Corporation

D. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2018	2017	2016
Operating activities
Net income	$172.8	$154.9	$155.7
Reconciliation to cash provided by operating activities
Depreciation and amortization	141.9	139.3	124.1
Contributions and payments related to pension and OPEB plans	(0.7)	(66.7)	(1.4)
Deferred income taxes and investment tax credits, net	20.6	77.7	143.0
Cash received for pension plan assets transferred	—	157.8	—
Change in –
Collateral on deposit	4.4	10.2	(0.2)
Accounts receivable and unbilled revenues	(28.5)	(15.8)	(33.1)
Materials, supplies, and inventories	4.3	18.9	20.3
Prepaid taxes	11.3	4.6	(9.2)
Other current assets	0.9	0.4	0.9
Accounts payable	77.6	(6.3)	(24.4)
Other current liabilities	11.9	1.2	17.7
Other, net	18.0	0.4	(4.4)
Net cash provided by operating activities	434.5	476.6	389.0

Investing activities
Capital expenditures	(444.3)	(335.8)	(311.1)
Acquisition of Forward Wind Energy Center	(77.1)	—	—
Payments for assets received from WBS	(30.0)	(10.1)	(34.1)
Other, net	(0.9)	3.5	4.4
Net cash used in investing activities	(552.3)	(342.4)	(340.8)

Financing activities
Change in short-term debt	(8.7)	116.3	(6.0)
Repayment of loan	—	—	(28.6)
Repayment of long-term debt	(250.0)	(125.0)	—
Repayment of subsidiary note to parent	—	—	(2.9)
Issuance of long-term debt	400.0	—	—
Payment of dividends to parent	(140.0)	(195.0)	(118.5)
Equity contribution from parent	120.0	75.0	105.0
Other, net	(2.5)	(0.7)	(0.2)
Net cash provided by (used in) financing activities	118.8	(129.4)	(51.2)

Net change in cash and cash equivalents	1.0	4.8	(3.0)
Cash and cash equivalents at beginning of year	7.9	3.1	6.1
Cash and cash equivalents at end of year	$8.9	$7.9	$3.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2018 Form 10-K	50	Wisconsin Public Service Corporation

E. CONSOLIDATED STATEMENTS OF EQUITY

(in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2015	$95.6	$861.8	$528.5	$1,485.9
Net income	—	—	155.7	155.7
Equity contribution from parent	—	105.0	—	105.0
Payment of dividends to parent	—	—	(118.5)	(118.5)
Other	—	0.1	—	0.1
Balance at December 31, 2016	$95.6	$966.9	$565.7	$1,628.2
Net income	—	—	154.9	154.9
Equity contribution from parent	—	75.0	—	75.0
Transfer of ownership interest in WPSI and related taxes	—	(25.3)	—	(25.3)
Transfer of net assets to UMERC	—	(20.6)	—	(20.6)
Payment of dividends to parent	—	—	(195.0)	(195.0)
Other	—	0.1	—	0.1
Balance at December 31, 2017	$95.6	$996.1	$525.6	$1,617.3
Net income	—	—	172.8	172.8
Equity contribution from parent	—	120.0	—	120.0
Payment of dividends to parent	—	—	(140.0)	(140.0)
Other	—	(0.2)	—	(0.2)
Balance at December 31, 2018	$95.6	$1,115.9	$558.4	$1,769.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2018 Form 10-K	51	Wisconsin Public Service Corporation

F. CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31
(in millions)			2018	2017
Common shareholder's equity (see accompanying statement)			$1,769.9	$1,617.3
Long-term debt	Interest Rate	Year Due
Senior Notes (unsecured)	1.65%	2018	—	250.0
	3.35%	2021	400.0	—
	6.08%	2028	50.0	50.0
	5.55%	2036	125.0	125.0
	3.671%	2042	300.0	300.0
	4.752%	2044	450.0	450.0
Total			1,325.0	1,175.0
Unamortized debt issuance costs			(9.6)	(8.3)
Unamortized discount, net			(0.7)	(0.5)
Total long-term debt, including current portion			1,314.7	1,166.2
Current portion of long-term debt			—	(250.0)
Total long-term debt			1,314.7	916.2
Total long-term capitalization			$3,084.6	$2,533.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2018 Form 10-K	52	Wisconsin Public Service Corporation

G. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Operations—We are an electric and natural gas utility company that serves customers in northeastern Wisconsin and, prior to the formation of UMERC, we also served customers in the Upper Peninsula of Michigan. We are subject to the jurisdiction of, and regulation by, the PSCW, which has general supervisory and regulatory powers over virtually all phases of the public utility industry in Wisconsin. In addition, we are subject to the jurisdiction of the FERC, which regulates our natural gas pipelines and wholesale electric rates. We are an indirect, wholly owned subsidiary of WEC Energy Group.

In December 2016, both the MPSC and the PSCW approved the operation of UMERC as a stand-alone utility in the Upper Peninsula of Michigan, and UMERC became operational effective January 1, 2017. This utility holds the electric and natural gas distribution assets previously held by us, and the electric assets previously held by WE, located in the Upper Peninsula of Michigan.

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

(b) Basis of Presentation—We prepare our financial statements in conformity with GAAP. We make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

(c) Cash and Cash Equivalents—Cash and cash equivalents include marketable debt securities with an original maturity of three months or less.

(d) Operating Revenues—The following discussion includes our significant accounting policies related to operating revenues, including our adoption of ASU 2014-09, Revenues from Contracts with Customers. For additional required disclosures on disaggregation of operating revenues as required by this ASU, see Note 4, Operating Revenues.

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

2018 Form 10-K	53	Wisconsin Public Service Corporation

•	We elected to not disclose the remaining performance obligations of a contract that has an original expected duration of one year or less.

•	We elected to apply this standard only to contracts that are not completed as of the date of initial application.

Revenues from Contracts with Customers

Electric Utility Operating Revenues

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

The transaction price of the performance obligations for residential and commercial and industrial customers is valued using the rates, charges, terms, and conditions of service included in our tariffs, which have been approved by state regulators. These rates often have a fixed component customer charge and a usage-based variable component charge. We recognize revenue for the fixed component customer charge monthly using a time-based output method. We recognize revenue for the usage-based variable component charge using an output method based on the quantity of electricity delivered each month. Our retail electric rates in Wisconsin include base amounts for fuel and purchased power costs, which also impact our revenues. The electric fuel rules set by the PSCW allow us to defer, for subsequent rate recovery or refund, under- or over-collections of actual fuel and purchased power costs that exceed a 2% price variance from the costs included in the rates charged to customers. We monitor the deferral of under-collected costs to ensure that it does not cause us to earn a greater ROE than authorized by the PSCW.

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

The transaction price of the performance obligation for wholesale customers is valued using the rates, charges, terms, and conditions of service, which have been approved by the FERC. These wholesale rates include recovery of fuel and purchased power costs from customers on a one-for-one basis. For the majority of our wholesale customers, the price billed for energy and capacity is a formula-based rate. Formula-based rates initially set a customer's current year rates based on the previous year’s expenses. This is a predetermined formula derived from the utility’s costs and a reasonable rate of return. Because these rates are eventually trued up to reflect actual, current-year costs, they represent a form of variable consideration in certain circumstances. The variable consideration is estimated and recognized over time as wholesale customers receive and consume the capacity and electricity services.

We are an active participant in the MISO Energy Markets, where we bid our generation into the Day Ahead and Real Time markets and procure electricity for our retail and wholesale customers at prices determined by the MISO Energy Markets. Purchase and sale transactions are recorded using settlement information provided by MISO. These purchase and sale transactions are accounted for on a net hourly position. Net purchases in a single hour are recorded as purchased power in cost of sales and net sales in a single hour are recorded as resale revenues on our income statements. For resale revenues, our performance obligation is created only when electricity is sold into the MISO Energy Markets.

For all of our customers, consistent with the timing of when we recognize revenue, customer billings generally occur on a monthly basis, with payments typically due in full within 30 days.

2018 Form 10-K	54	Wisconsin Public Service Corporation

Natural Gas Utility Operating Revenues

We recognize natural gas utility operating revenues under requirements contracts with residential, commercial and industrial, and transportation customers served under our tariffs. Tariffs provide our customers with the standard terms and conditions, including rates, related to the services offered. Requirements contracts provide for the delivery of as much natural gas as the customer needs. These requirements contracts represent discrete deliveries of natural gas and constitute a single performance obligation satisfied over time. Our performance obligation is both created and satisfied with the transfer of control of natural gas upon delivery to the customer. For most of our customers, natural gas is delivered and consumed by the customer simultaneously. A performance obligation can be bundled to consist of both the sale and the delivery of the natural gas commodity. In certain of our service territories, customers can purchase the commodity from a third party. In this case, the performance obligation only includes the delivery of the natural gas to the customer.

The transaction price of the performance obligations for our natural gas customers is valued using rates, charges, terms, and conditions of service included in our tariffs, which have been approved by the PSCW. These rates often have a fixed component customer charge and a usage-based variable component charge. We recognize revenue for the fixed component customer charge monthly using a time-based output method. We recognize revenue for the usage-based variable component charge using an output method based on natural gas delivered each month.

Our tariffs include various rate mechanisms that allow us to recover or refund changes in prudently incurred costs from rate case-approved amounts. Our rates include one-for-one recovery mechanisms for natural gas commodity costs. We defer any difference between actual natural gas costs incurred and costs recovered through rates as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year.

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

(e) Materials, Supplies, and Inventories—Our inventory as of December 31 consisted of:

(in millions)	2018	2017
Materials and supplies	$48.9	$40.8
Fossil fuel	29.2	43.8
Natural gas in storage	24.9	22.4
Total	$103.0	$107.0

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

2018 Form 10-K	55	Wisconsin Public Service Corporation

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

We record straight-line depreciation expense over the estimated useful life of utility property using depreciation rates approved by the applicable regulators. Depreciation as a percent of average depreciable utility plant was 2.50%, 2.55%, and 2.58% in 2018, 2017, and 2016, respectively.

We capitalize certain costs related to software developed or obtained for internal use and record these costs to amortization expense over the estimated useful life of the related software, which ranges from 3 to 15 years. If software is retired prior to being fully amortized, the difference is recorded as a loss on the income statement.

Third parties reimburse us for all or a portion of expenditures for certain capital projects. Such contributions in aid of construction costs are recorded as a reduction to property, plant, and equipment.
See Note 6, Property, Plant, and Equipment, for more information.

(h) Allowance for Funds Used During Construction—AFUDC is included in utility plant accounts and represents the cost of borrowed funds (AFUDC – Debt) used during plant construction, and a return on shareholders' capital (AFUDC – Equity) used for construction purposes. AFUDC – Debt is recorded as a reduction of interest expense, and AFUDC – Equity is recorded in other income, net.

Approximately 50% of our retail jurisdictional CWIP expenditures are subject to the AFUDC calculation. Our average AFUDC retail rates were 7.72% for 2018, 2017, and 2016. Our average AFUDC wholesale rates were 1.96%, 1.01%, and 3.00% for 2018, 2017, and 2016, respectively.

We recorded the following AFUDC for the years ended December 31:

(in millions)	2018	2017	2016
AFUDC – Debt	$1.9	$1.6	$8.1
AFUDC – Equity	4.6	4.1	19.5

(i) Asset Impairment—Goodwill and other intangible assets with indefinite lives are subject to an annual impairment test. Interim impairment tests are also performed when impairment indicators are present. Our utility reporting unit containing goodwill performs an annual goodwill impairment test in the third quarter of each year. The carrying amount of the reporting unit's goodwill is considered not recoverable if the carrying amount of the reporting unit exceeds the reporting unit's fair value. An impairment loss is recorded for the excess of the carrying amount of the goodwill over its implied fair value. See Note 9, Goodwill and Other Intangible Assets, for more information. Intangible assets with definite lives are reviewed for impairment on a quarterly basis.

We periodically assess the recoverability of certain long-lived assets when factors indicate the carrying value of such assets may be impaired or such assets are planned to be sold. These assessments require significant assumptions and judgments by management. The long-lived assets assessed for impairment generally include certain assets within regulated operations that may not be fully recovered from our customers as a result of regulatory decisions that will be made in the future. An impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds the fair value of the asset. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the excess of the carrying amount of the asset in comparison to the fair value of the asset.

2018 Form 10-K	56	Wisconsin Public Service Corporation

When it becomes probable that a generating unit will be retired before the end of its useful life, we assess whether the generating unit meets the criteria for abandonment accounting. Generating units that are considered probable of abandonment are expected to cease operations in the near term, significantly before the end of their original estimated useful lives. If a generating unit meets the applicable criteria to be considered probable of abandonment, and the unit has been abandoned, we assess the likelihood of recovery of the remaining carrying value of that generating unit at the end of each reporting period. If it becomes probable that regulators will disallow full recovery as well as a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss may be required. An impairment loss would be recorded if the remaining carrying value of the generating unit is greater than the present value of the amount expected to be recovered from ratepayers. See Note 6, Property, Plant, and Equipment, for more information.

(j) Asset Retirement Obligations—We recognize, at fair value, legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation of the assets. An ARO liability is recorded, when incurred, for these obligations as long as the fair value can be reasonably estimated, even if the timing or method of settling the obligation is unknown. The associated retirement costs are capitalized as part of the related long-lived asset and are depreciated over the useful life of the asset. The ARO liabilities are accreted each period using the credit-adjusted risk-free interest rates associated with the expected settlement dates of the AROs. These rates are determined when the obligations are incurred. Subsequent changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease to the carrying amount of the liability and the associated capitalized retirement costs. We recognize regulatory assets or liabilities for the timing differences between when we recover an ARO in rates and when we recognize the associated retirement costs. See Note 8, Asset Retirement Obligations, for more information.

(k) Emission Allowances—We account for emission allowances as inventory at average cost by vintage year. Charges to income result when allowances are used in operating our generation plants. These charges are included in the costs subject to the fuel window rules. Gains on sales of allowances are returned to ratepayers.

(l) Stock-Based Compensation—Our employees participate in the WEC Energy Group stock-based compensation plans. In accordance with the WEC Energy Group shareholder approved Omnibus Stock Incentive Plan, WEC Energy Group provides long-term incentives through its equity interests to its non-employee directors, selected officers, and other key employees. The plan provides for the granting of stock options, restricted stock, performance shares, and other stock-based awards. Awards may be paid in WEC Energy Group common stock, cash, or a combination thereof. The number of shares of WEC Energy Group common stock authorized for issuance under the plan is 34.3 million.

Stock-based compensation expense is allocated to us based on the outstanding awards held by our employees and our allocation of labor costs. Awards classified as equity awards are measured based on their grant-date fair value. Awards classified as liability awards are recorded at fair value each reporting period. We account for forfeitures as they occur, rather than estimating potential future forfeitures and recording them over the vesting period.

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

2018 Form 10-K	57	Wisconsin Public Service Corporation

WEC Energy Group stock options are classified as equity awards. The fair value of each stock option was calculated using a binomial option-pricing model. The following table shows the estimated weighted-average fair value per stock option granted to our employees along with the weighted-average assumptions used in the valuation models:

	2018	2017	2016
Stock options granted	21,265	23,300	24,485

Estimated weighted-average fair value per stock option	$7.68	$7.53	$5.63

Assumptions used to value the options:
Risk-free interest rate	1.6% – 2.5%	0.7% – 2.5%	0.4% – 1.8%
Dividend yield	3.5%	3.5%	4.0%
Expected volatility	18.0%	19.0%	18.0%
Expected life (years)	5.8	6.9	7.5

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

Performance Units

Officers and other key employees are granted performance units under the WEC Energy Group Performance Unit Plan. Under the plan, the ultimate number of units that will be awarded is dependent on WEC Energy Group's total shareholder return (stock price appreciation plus dividends) as compared to the total shareholder return of a peer group of companies over a three-year period, and beginning in 2017, other performance metrics as determined by the Compensation Committee. Participants may earn between 0% and 175% of the base performance unit award, as adjusted pursuant to the terms of the plan. Performance units also accrue forfeitable dividend equivalents in the form of additional performance units.

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

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense in our income statements.

2018 Form 10-K	58	Wisconsin Public Service Corporation

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

See Note 15, Fair Value Measurements, for more information.

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

Derivative accounting rules provide the option to present certain asset and liability derivative positions net on the balance sheets and to net the related cash collateral against these net derivative positions. We elected not to net these items. On our balance sheets, cash collateral provided to others is reflected in other current assets. See Note 16, Derivative Instruments, for more information.

(p) Guarantees—We follow the guidance of the Guarantees Topic of the FASB ASC, which requires, under certain circumstances, that the guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at its inception. As of December 31, 2018, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties

2018 Form 10-K	59	Wisconsin Public Service Corporation

that extended credit to us which automatically renew each year unless proper terminations notice is given. These amounts are not reflected on our balance sheets.

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

(s) Environmental Remediation Costs—We are subject to federal and state environmental laws and regulations that in the future may require us to pay for environmental remediation at sites where we have been, or may be, identified as a potentially responsible party. Loss contingencies may exist for the remediation of hazardous substances at various potential sites, including coal combustion product landfill sites and manufactured gas plant sites. See Note 8, Asset Retirement Obligations, for more information regarding coal combustion product landfill sites and Note 19, Commitments and Contingencies, for more information regarding manufactured gas plant sites.

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

(t) Customer Concentrations of Credit Risk—We provide regulated electric and natural gas service to customers in northeastern and central Wisconsin. See Note 3, Related Parties, for information regarding the transfer of our customers located in the Upper Peninsula of Michigan to UMERC as of January 1, 2017. The geographic concentration of our customers did not contribute significantly to our overall exposure to credit risk. We periodically review customers' credit ratings, financial statements, and historical payment performance and require them to provide collateral or other security as needed. We did not have any significant concentrations of credit risk at December 31, 2018. In addition, there were no customers that accounted for more than 10% of our revenues for the year ended December 31, 2018.

NOTE 2—ACQUISITIONS

On January 1, 2018, we adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). The amendments in this update clarify the definition of a business and provide guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 also clarifies that transaction costs are capitalized in an asset acquisition but expensed in a business combination.

2018 Form 10-K	60	Wisconsin Public Service Corporation

Acquisition of a Wind Energy Generation Facility in Wisconsin

In April 2018, we, along with two unaffiliated utilities, completed the purchase of Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 138 MW. The aggregate purchase price was $172.9 million of which our proportionate share was 44.6%, or $77.1 million. In addition, we incurred transactions costs that are recorded to a regulatory asset. Since 2008 and up until the acquisition, we purchased 44.6% of the facility’s energy output under a power purchase agreement.

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

Following WEC Energy Group's acquisition of Integrys on June 29, 2015, Integrys Business Support, LLC (IBS) changed its name to WBS, and a new AIA (Non-WBS AIA) went into effect. The Non-WBS AIA included WEC Energy Group and the former Wisconsin Energy Corporation subsidiaries. It governed the provision and receipt of services by WEC Energy Group's subsidiaries, except that WBS continued to provide services to Integrys and its subsidiaries only under the existing WBS AIAs. WBS provided services to WEC Energy Group and the former Wisconsin Energy Corporation subsidiaries under interim WBS AIAs. The Non-WBS AIA included no other significant changes from the prior Non-IBS AIA. The PSCW and all other relevant state commissions approved the Non-WBS AIA or granted appropriate waivers related to the Non-WBS AIA.

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

A new AIA took effect January 1, 2017. The new agreement replaced the previous agreements. The pricing methodology and services under this new agreement are substantially identical to those under the agreements that were replaced. All of the applicable state commissions approved modifications to the new AIA to incorporate WEC Energy Group's acquisition of Bluewater. See below for more information about the acquisition.

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

2018 Form 10-K	61	Wisconsin Public Service Corporation

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

Our balance sheets included the following receivables and payables related to transactions entered into with certain related parties:

(in millions)	December 31, 2018	December 31, 2017
Accounts receivable
Service provided to ATC	$1.2	$0.7
Accounts payable
Network transmission services from ATC	8.8	9.0
Liability related to income tax allocation
Integrys	3.5	4.1

The following table shows activity associated with our related party transactions for the years ended December 31:

(in millions)	2018		2017		2016
Transactions with WE (1)
Natural gas sales to WE	1.9		1.6		1.9
Billings to WE	10.9		4.5		4.2
Billings from WE	17.8	(2)	28.2		9.0
Transactions with WBS (1)
Billings to WBS	17.0		174.9	(3)	21.7	(3)
Billings from WBS (2)	111.0		132.9		171.0
Transactions with UMERC (4)
Electric sales to UMERC	15.8		16.2		—
Natural gas sales to UMERC	2.7		2.5		—
Transactions with Bluewater (5)
Storage service fees	4.7		0.3		—
Transactions related to ATC
Charges to ATC for services and construction	7.9		6.2		8.6
Charges from ATC for network transmission services	106.1		107.8		109.4
Refund from ATC related to a FERC audit	6.6		—		—
Refund from ATC per FERC ROE order	—		8.9		—
Transactions with equity-method investees
Rental payments to WRPC (6)	1.3		1.3		—
Purchases of energy from WRPC (6)	—		0.5		3.7
Charges from WRPC for services	2.4		2.2		—
Charges to WRPC for operations	1.2		0.9		0.7
Equity earnings from WPSI	—		—		8.7

(1)	Includes amounts billed for services, pass through costs, and other items in accordance with approved AIAs.

(2)
Includes $32.9 million, $10.1 million, and $34.1 million for the transfer of certain software assets from affiliates for the years ended December 31, 2018, 2017, and 2016, respectively. Includes $18.2 million for the transfer of certain benefit-related liabilities to WBS for the year ended December 31, 2016.

2018 Form 10-K	62	Wisconsin Public Service Corporation

(3)
The year ended December 31, 2017 included $157.8 million of net cash received related to our transfer of pension trust assets in conjunction with the Integrys pension plan split. Effective January 1, 2017, the Integrys Energy Group Retirement Plan was split into six separate plans. As a result, we now have our own pension plan. While the split did not impact our pension benefit obligation, federal regulations required a different allocation of assets among the new plans. Assets were transferred out of our plan in January 2017. Includes $7.3 million for the transfer of certain software assets to WBS for the year ended December 31, 2016.

(4)	UMERC became operational effective January 1, 2017. See below for more information.

(5)	WEC Energy Group's acquisition of Bluewater was completed June 30, 2017. See below for more information.

(6)	In March 2017, we terminated our purchased power agreement with WRPC and entered into an agreement with WRPC to rent 50% of its hydroelectric power generation facilities.

Parent Company's Acquisition of Natural Gas Storage Facilities in Michigan

In June 2017, WEC Energy Group completed its acquisition of Bluewater for $226.0 million. Bluewater owns natural gas storage facilities in Michigan that provide a portion of the current storage needs for our natural gas utility operations. In September 2017, we entered into a long-term service agreement with a wholly owned subsidiary of Bluewater to take a portion of the storage, which was then approved by the PSCW in November 2017.

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

NOTE 4—OPERATING REVENUES

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

Comparable amounts have not been presented for the years ended December 31, 2017 and 2016, due to our adoption of ASU 2014-09, Revenues from Contracts with Customers, under the modified retrospective method. See Note 1(d), Operating Revenues, for more information about our significant accounting policies related to operating revenues.

Wisconsin Public Service Corporation Consolidated
(in millions)	Year ended December 31, 2018
Electric utility	$1,192.2
Natural gas utility	305.5
Total revenues from contracts with customers	1,497.7
Other operating revenues	0.8
Total operating revenues	$1,498.5

2018 Form 10-K	63	Wisconsin Public Service Corporation

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

Electric Utility Operating Revenues
(in millions)	Year ended December 31, 2018
Residential	$381.5
Small commercial and industrial	371.4
Large commercial and industrial	238.8
Other	8.5
Total retail revenues	1,000.2
Wholesale	142.3
Resale	38.5
Other utility revenues	11.2
Total electric utility operating revenues	$1,192.2

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

Natural Gas Utility Operating Revenues
(in millions)	Year ended December 31, 2018
Residential	$177.7
Commercial and industrial	107.6
Total retail revenues	285.3
Transport	19.7
Other utility revenues	0.5
Total natural gas utility operating revenues	$305.5

Other Operating Revenues

Other operating revenues consist primarily of the following:

(in millions)	Year ended December 31, 2018
Late payment charges	$2.9
Leases	0.2
Alternative revenues *	(2.3)
Total other operating revenues	$0.8

*
Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to customers subject to wholesale true-ups, as discussed in Note 1(d), Operating Revenues.

2018 Form 10-K	64	Wisconsin Public Service Corporation

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets were reflected on our balance sheets as of December 31:

(in millions)	2018	2017	See Note
Regulatory assets (1) (2)
Pension and OPEB costs (3)	$189.8	$161.3	17
Environmental remediation costs (4)	108.3	116.0	19
Plant retirements	78.1	8.3	6
Income tax related items (5)	38.1	8.2	14
Termination of a tolling agreement with Fox Energy Company LLC (6)	21.7	27.2
AROs	11.5	9.7	8
De Pere Energy Center (7)	10.1	14.0
Crane Creek wind project production tax credits (8)	0.4	22.8
Other, net	27.9	15.3
Total regulatory assets	$485.9	$382.8

Balance Sheet Presentation
Current assets	$0.3	$—
Regulatory assets	485.6	382.8
Total regulatory assets	$485.9	$382.8

(1)
Based on prior and current rate treatment, we believe it is probable that we will continue to recover from customers the regulatory assets in this table. In accordance with GAAP, our regulatory assets do not include the allowance for ROE that is capitalized for regulatory purposes. This allowance was $14.7 million and $14.4 million at December 31, 2018 and 2017, respectively.

(2)
As of December 31, 2018, we had $31.9 million of regulatory assets not earning a return and $5.3 million of regulatory assets earning a return based on short-term interest rates. The regulatory assets not earning a return primarily relate to certain environmental remediation costs, the recovery of which depends on the timing of the actual expenditures, as well as our electric real-time market pricing program. The other regulatory assets in the table either earn a return or the cash has not yet been expended, in which case the regulatory assets are offset by liabilities.

(3)
Primarily represents the unrecognized future pension and OPEB costs related to our defined benefit pension and OPEB plans. We are authorized recovery of these regulatory assets over the average remaining service life of each plan.

(4)	As of December 31, 2018, we had made cash expenditures of $18.0 million related to these environmental remediation costs. The remaining $90.3 million represents our estimated future cash expenditures.

(5)	For information on the regulatory treatment of the impacts of the Tax Legislation, see Note 21, Regulatory Environment.

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

(8)
In 2012, we elected to claim and subsequently received a Section 1603 Grant for the Crane Creek wind project in lieu of the production tax credit. As a result, we reversed previously recorded production tax credits and recorded regulatory assets. In May 2018, the PSCW issued an order requiring us to use a portion of our tax benefits from the Tax Legislation that was signed into law in December 2017 to reduce the regulatory assets related to our Crane Creek wind project production tax credits. See Note 21, Regulatory Environment, for more information.

2018 Form 10-K	65	Wisconsin Public Service Corporation

The following regulatory liabilities were reflected on our balance sheets as of December 31:

(in millions)	2018	2017	See Note
Regulatory liabilities
Income tax related items (1)	$418.8	$393.8	14
Removal costs (2)	241.8	238.9
Pension and OPEB costs (3)	72.6	30.2	17
Earnings sharing mechanism	21.2	—	21
Energy costs refundable through rate adjustments (4)	14.3	8.2
Electric transmission costs	9.7	6.0	21
Other, net	14.5	20.1
Total regulatory liabilities	$792.9	$697.2

Balance Sheet Presentation
Current liabilities	$7.2	$7.9
Regulatory liabilities	785.7	689.3
Total regulatory liabilities	$792.9	$697.2

(1)	For information on the regulatory treatment of the impacts of the Tax Legislation, see Note 21, Regulatory Environment.

(2)
Represents amounts collected from customers to cover the future cost of property, plant, and equipment removals that are not legally required. Legal obligations related to the removal of property, plant, and equipment are recorded as AROs.

(3)
Primarily represents the unrecognized future pension and OPEB benefits related to our defined benefit pension and OPEB plans. We will amortize these regulatory liabilities into net periodic benefit cost over the average remaining service life of each plan.

(4)
Represents an over-collection of energy costs that will be refunded to customers in the future. When the rates we charge to customers include energy costs that are higher than our actual energy costs, any over-collection outside of the allowable energy cost price variance is refunded to customers.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following utility and non-utility assets at December 31:

(in millions)	2018	2017
Electric – generation	$2,831.2	$2,624.9
Electric – distribution	1,510.0	1,361.9
Natural gas – distribution, storage, and transmission	910.6	846.4
Property, plant, and equipment to be retired	—	57.9
Other	351.9	287.6
Less: Accumulated depreciation	1,620.1	1,479.1
Net	3,983.6	3,699.6
CWIP	166.0	121.4
Net utility property, plant, and equipment	4,149.6	3,821.0

Non-utility property, plant, and equipment	0.9	2.3
Less: Accumulated depreciation	0.4	0.4
Net	0.5	1.9
CWIP	—	0.1
Net non-utility property, plant, and equipment	0.5	2.0

Total property, plant, and equipment	$4,150.1	$3,823.0

2018 Form 10-K	66	Wisconsin Public Service Corporation

Utility Segment Plant to be Retired

We have evaluated future plans for our older and less efficient fossil fuel generating units and have retired our plants identified below. In December 2017, a severance liability in the amount of $3.6 million was recorded in other current liabilities related to these plant retirements.

(in millions)
Severance liability at December 31, 2017	$3.6
Severance payments	(0.8)
Total severance liability at December 31, 2018	$2.8

Pulliam Power Plant

In connection with a MISO ruling, we retired Pulliam Units 7 and 8 effective October 21, 2018. The carrying value of the Pulliam units was $33.8 million at December 31, 2018. This amount included the net book value of $57.2 million at December 31, 2018, which was classified as a regulatory asset on our balance sheet. In addition, a $23.4 million cost of removal reserve related to the Pulliam units was classified as a regulatory liability at December 31, 2018. We continue to amortize this regulatory asset on a straight-line basis using the composite depreciation rates approved by the PSCW before these generating units were retired. Amortization is included in depreciation and amortization in the income statement. We have FERC approval to continue to collect the carrying value of the Pulliam power plant using the approved composite depreciation rates, in addition to a return on the remaining carrying value. FERC has completed its prudency review of Pulliam, concluding that the retirement of this plant was prudent. We will address the accounting and regulatory treatment related to the retirement of the Pulliam power plant with the PSCW in conjunction with our anticipated 2019 rate case. See Note 19, Commitments and Contingencies, for more information.

Edgewater Unit 4

The Edgewater 4 generating unit was retired effective September 28, 2018. The carrying value of the generating unit was $8.1 million at December 31, 2018. This amount included the net book value of our ownership share of this generating unit of $10.0 million, which was classified as a regulatory asset on our balance sheet. In addition, a $1.9 million cost of removal reserve related to the Edgewater 4 generating unit was classified as a regulatory liability at December 31, 2018. We continue to amortize this regulatory asset on a straight-line basis using the composite depreciation rates approved by the PSCW before this generating unit was retired. Amortization is included in depreciation and amortization in the income statement. We have FERC approval to continue to collect the carrying value of the Edgewater 4 generating unit using the approved composite depreciation rates, in addition to a return on the remaining carrying value. FERC has completed its prudency review of Edgewater 4, concluding that the retirement of this plant was prudent. We will address the accounting and regulatory treatment related to the retirement of the Edgewater 4 generating unit with the PSCW in conjunction with our anticipated 2019 rate case. See Note 19, Commitments and Contingencies, for more information.

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

Information related to jointly owned utility facilities at December 31, 2018 was as follows:

(in millions, except for percentages and MW)	Weston Unit 4	Columbia Energy Center Units 1 and 2 (2)	Forward Wind Energy Center
Ownership	70.0%	28.1%	44.6%
Our share of rated capacity (MW) (1)	384.9	314.8	8.7
In-service date	2008	1975 and 1978	2008
Property, plant, and equipment	$615.4	$438.8	$123.7
Accumulated depreciation	$(205.2)	$(132.2)	$(43.7)
CWIP	$1.9	$0.3	$0.1

2018 Form 10-K	67	Wisconsin Public Service Corporation

(1)
Values are primarily based on the net dependable capacity ratings for summer 2019 using historical generation. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand.

(2)
Columbia Energy Center (Columbia) is jointly owned by Wisconsin Power and Light (WPL), Madison Gas and Electric (MGE), and us. In October 2016, WPL received an order from the PSCW approving amendments to the Columbia joint operating agreement between the parties allowing MGE and us to forgo certain capital expenditures at Columbia. As a result, WPL will incur these capital expenditures in exchange for a proportional increase in its ownership share of Columbia. Based upon the additional capital expenditures WPL expects to incur through June 1, 2020, our ownership interest would decrease to 27.5%.

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

The following table shows changes to our AROs during the years ended December 31:

(in millions)	2018		2017	2016
Balance as of January 1	$34.1		$32.6	$32.7
Accretion	1.8		1.6	1.5
Additions and revisions to estimated cash flows	16.6	(1)	0.4	(1.6)	(2)
Liabilities settled	(1.7)		(0.5)	—
Balance as of December 31	$50.8		$34.1	$32.6

(1)
AROs increased $10.7 million in 2018 due to revisions made to estimated cash flows for the abatement of asbestos at our Pulliam power plant. A $5.6 million ARO was also recorded during 2018 for the legal requirement to dismantle, at retirement, the wind generation project known as Forward Wind Energy Center. See Note 2, Acquisitions, for more information on Forward Wind Energy Center.

(2)	During 2016, we revised the AROs recorded for our fly-ash landfills due to changes in estimated removal costs.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the years ended December 31, 2018 and 2017. In the third quarter of 2018, we completed our annual goodwill impairment test, and no impairment resulted from this test.

The identifiable intangible assets other than goodwill listed below are classified as other long-term assets on our balance sheets.

	December 31, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets *	$8.3	$(6.8)	$1.5	$8.3	$(5.6)	$2.7
Unamortized intangible assets	0.4	—	0.4	0.4	—	0.4
Total intangible assets	$8.7	$(6.8)	$1.9	$8.7	$(5.6)	$3.1

*
Represents contractual service agreements that provide for major maintenance and protection against unforeseen maintenance costs related to the combustion turbine generators at the Fox Energy Center. The remaining amortization period at December 31, 2018, was approximately one year.

2018 Form 10-K	68	Wisconsin Public Service Corporation

NOTE 10—COMMON EQUITY

Stock-Based Compensation

The following table summarizes our pre-tax stock-based compensation expense and the related tax benefit recognized in income for the years ended December 31:

(in millions)	2018	2017	2016
Stock options	$0.9	$0.6	$0.5
Restricted stock	1.7	0.7	1.4
Performance units	3.6	3.3	1.5
Stock-based compensation expense	$6.2	$4.6	$3.4
Related tax benefit	$1.7	$1.8	$1.4

Stock-based compensation costs capitalized during 2018, 2017, and 2016 were not significant.

Stock Options

The following is a summary of our employees' WEC Energy Group stock option activity during 2018:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2018	47,785	$56.80
Granted	21,265	$66.02
Transferred	1,965	$62.01
Outstanding as of December 31, 2018	71,015	$59.70	8.0	$0.7
Exercisable as of December 31, 2018	7,410	$58.26	7.7	$0.1

The aggregate intrinsic value of outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they exercised all of their options on December 31, 2018. This is calculated as the difference between WEC Energy Group's closing stock price on December 31, 2018, and the option exercise price, multiplied by the number of in-the-money stock options.

As of December 31, 2018, we expected to recognize approximately $0.6 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group stock options over the next 1.6 years on a weighted-average basis.

During the first quarter of 2019, the Compensation Committee awarded 21,638 non-qualified WEC Energy Group stock options with an exercise price of $68.18 and a weighted-average grant date fair value of $8.60 per option to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

Restricted Shares

The following is a summary of our employees' WEC Energy Group restricted stock activity during 2018:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of January 1, 2018	11,202	$56.01
Granted	1,953	$64.99
Released	(5,394)	$55.86
Transferred	457	$57.88
Forfeited	(793)	$57.38
Outstanding and unvested as of December 31, 2018	7,425	$58.45

2018 Form 10-K	69	Wisconsin Public Service Corporation

The intrinsic value of WEC Energy Group restricted stock held by our employees that was released was $0.3 million for each of the years ended December 31, 2018 and 2017. The actual tax benefit from released restricted shares for the same years was $0.1 million in each year. No shares of WEC Energy Group restricted stock held by our employees were released during 2016.

As of December 31, 2018, we expected to recognize approximately $0.6 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group restricted stock over the next 1.5 years on a weighted-average basis.

During the first quarter of 2019, the Compensation Committee awarded 1,889 WEC Energy Group restricted shares to our officers and other key employees under its normal schedule of awarding long-term incentive compensation. The grant date fair value of these awards was $68.18 per share.

Performance Units

During 2018, 2017, and 2016, the Compensation Committee awarded 8,500; 10,025; and 9,235 WEC Energy Group performance units, respectively, to our officers and other key employees under the WEC Energy Group Performance Unit Plan.

At December 31, 2018, our employees held 26,454 of outstanding WEC Energy Group performance units, including dividend equivalents. A liability of $1.7 million was recorded on our balance sheet at December 31, 2018 related to these outstanding units. As of December 31, 2018, we expected to recognize approximately $3.4 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group performance units over the next 1.3 years on a weighted-average basis.

During the first quarter of 2019, performance units held by our employees with an intrinsic value of $0.8 million were settled. The actual tax benefit from the distribution of these awards was $0.2 million. In January 2019, the Compensation Committee awarded 8,178 WEC Energy Group performance units to our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

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

As of December 31, 2018, our restricted retained earnings totaled approximately $531 million.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 11—PREFERRED STOCK

We have 1,000,000 shares of preferred stock with a $100 par value authorized for issuance, of which none were issued and outstanding at December 31, 2018 and 2017.

2018 Form 10-K	70	Wisconsin Public Service Corporation

NOTE 12—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates as of December 31:

(in millions, except percentages)	2018	2017
Commercial paper
Amount outstanding at December 31	$284.4	$293.1
Average interest rate on amounts outstanding at December 31	2.85%	1.72%

Our average amount of commercial paper borrowings based on daily outstanding balances during 2018 was $285.5 million, with a weighted-average interest rate during the period of 2.25%.

We have entered into a bank back-up credit facility to maintain short-term credit liquidity which, among other terms, requires us to maintain, subject to certain exclusions, a total funded debt to capitalization ratio of 65% or less. As of December 31, 2018, we were in compliance with this ratio.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including remaining available capacity under this facility as of December 31:

(in millions)	Maturity	2018
Revolving credit facility	October 2022	$400.0

Less:
Letters of credit issued inside credit facility		1.3
Commercial paper outstanding		284.4

Available capacity under existing agreement		$114.3

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

In November 2018, we issued $400.0 million of 3.35% Senior Notes due November 21, 2021. We used the net proceeds to pay all $250.0 million outstanding principal amount of our 1.65% Senior Notes at maturity in December 2018, to repay short-term debt, and for working capital and other corporate purposes.

The following table shows the future maturities of our long-term debt outstanding as of December 31, 2018:

(in millions)	Payments
2019	$—
2020	—
2021	400.0
2022	—
2023	—
Thereafter	925.0
Total	$1,325.0

We amortize debt premiums, discounts, and debt issuance costs over the life of the debt and we include the costs in interest expense.

2018 Form 10-K	71	Wisconsin Public Service Corporation

NOTE 14—INCOME TAXES

Income Tax Expense

The following table is a summary of income tax expense for each of the years ended December 31:

(in millions)	2018	2017	2016
Current tax expense (benefit)	$56.7	$22.0	$(52.5)
Deferred income taxes, net	20.9	78.0	143.3
Investment tax credit, net	(0.3)	(0.3)	(0.3)
Total income tax expense	$77.3	$99.7	$90.5

Statutory Rate Reconciliation

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	2018		2017		2016
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Expected tax at statutory federal tax rates	$52.5	21.0%	$89.1	35.0%	$86.2	35.0%
State income taxes net of federal tax benefit	15.4	6.2%	12.7	5.0%	11.6	4.7%
Federal excess amortization *	11.6	4.6%	—	—%	—	—%
AFUDC – Equity	(1.0)	(0.4)%	(1.4)	(0.5)%	(6.8)	(2.7)%
Other, net	(1.2)	(0.5)%	(0.7)	(0.3)%	(0.5)	(0.2)%
Total income tax expense	$77.3	30.9%	$99.7	39.2%	$90.5	36.8%

*	See Note 21, Regulatory Environment, for more information about the impact of the Tax Legislation.

Deferred Income Tax Assets and Liabilities

On December 22, 2017, the Tax Legislation was signed into law. For businesses, the Tax Legislation reduced the corporate federal tax rate from a maximum of 35% to a 21% rate effective January 1, 2018. In December 2017, we recorded a tax benefit related to the re-measurement of our deferred taxes in the amount of $444.7 million. Accordingly, this amount was recorded as both an increase to regulatory liabilities as well as a decrease to certain existing regulatory assets as of December 31, 2017.

On December 22, 2017, the SEC staff issued guidance in Staff Accounting Bulletin 118 (SAB 118), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which provided for a measurement period of up to one year from the enactment date to complete accounting under GAAP for the tax effects of the legislation. Due to the complex and comprehensive nature of the enacted tax law changes, and their application under GAAP, certain amounts related to bonus depreciation and future tax benefit utilization recorded in the financial statements as a result of the Tax Legislation were considered "provisional" and subject to revision at December 31, 2017, and through 2018, as discussed in SAB 118.

In 2018, we considered all available guidance from industry and income tax authorities related to these tax items, analyzed the impact on Alternative Minimum Tax Credit carryforwards, and revised our estimates for re-measurement of deferred income taxes related to guidance on bonus depreciation. At December 31, 2018, we no longer considered any amounts related to bonus depreciation and future tax benefit utilization "provisional." However, any further amendments or technical corrections to the Tax Legislation could subject these tax items to revision.

2018 Form 10-K	72	Wisconsin Public Service Corporation

The components of deferred income taxes as of December 31 are as follows:

(in millions)	2018	2017
Deferred tax assets
Tax gross up – regulatory items	$105.5	$99.3
Other	23.9	7.9
Total deferred tax assets	$129.4	$107.2

Deferred tax liabilities
Property-related	588.1	563.5
Employee benefits and compensation	40.9	37.7
Other	21.2	18.7
Total deferred tax liabilities	650.2	619.9
Deferred tax liability, net	$520.8	$512.7

Consistent with rate-making treatment, deferred taxes in the table above are offset for temporary differences that have related regulatory assets and liabilities.

At December 31, 2018, we had $1.3 million of tax credit carryforwards resulting in deferred tax assets of $1.3 million. Federal tax credit carryforwards begin to expire in 2038. We expect to have future taxable income sufficient to utilize these deferred tax assets. At December 31, 2017, we had $1.4 million and $6.3 million of federal charitable contribution and tax credit carryforwards resulting in deferred tax assets of $0.3 million and $6.3 million, respectively. At December 31, 2018, we had $1.1 million of state net operating losses resulting in deferred tax assets of $0.4 million. These state net operating loss carryforwards begin to expire in 2029. We expect to have future taxable income sufficient to utilize these deferred tax assets. At December 31, 2017, we had $6.7 million and $1.4 million of state net operating loss and charitable contribution carryforwards resulting in deferred tax assets of $0.4 million and $0.1 million, respectively.

Unrecognized Tax Benefits

We had no unrecognized tax benefits at December 31, 2018 and 2017.

We do not expect any unrecognized tax benefits to affect our effective tax rate in periods after December 31, 2018.

For the years ended December 31, 2018, 2017, and 2016, we recognized no interest and no penalties related to unrecognized tax benefits in our income statements. For the years ended December 31, 2018 and 2017, we had no interest accrued and no penalties accrued related to unrecognized tax benefits on our balance sheets.

We do not anticipate any significant increases in the total amounts of unrecognized tax benefits within the next 12 months.

Our primary tax jurisdictions include Federal and the state of Wisconsin. With a few exceptions, we are no longer subject to Federal income tax examinations by the IRS for years prior to 2015. As of December 31, 2018, we were subject to examination by the Wisconsin taxing authority for tax years 2014 through 2018.

2018 Form 10-K	73	Wisconsin Public Service Corporation

NOTE 15—FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.8	$—	$—	$0.8
FTRs	—	—	3.0	3.0
Coal contracts	—	0.4	—	0.4
Total derivative assets	$0.8	$0.4	$3.0	$4.2

Derivative liabilities
Natural gas contracts	$1.1	$—	$—	$1.1

	December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.8	$—	$—	$0.8
Petroleum products contracts	0.3	—	—	0.3
FTRs	—	—	2.0	2.0
Coal contracts	—	0.4	—	0.4
Total derivative assets	$1.1	$0.4	$2.0	$3.5

Derivative liabilities
Natural gas contracts	$2.3	$—	$—	$2.3
Coal contracts	—	0.5	—	0.5
Total derivative liabilities	$2.3	$0.5	$—	$2.8

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy at December 31:

(in millions)	2018	2017	2016
Balance at the beginning of the period	$2.0	$2.0	$2.0
Realized and unrealized losses	—	—	(0.2)
Purchases	9.0	6.9	7.1
Sales	—	—	(0.2)
Settlements	(8.0)	(6.9)	(6.7)
Balance at the end of the period	$3.0	$2.0	$2.0

Unrealized gains and losses on Level 3 derivatives are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on these instruments flow through cost of sales on our income statements.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	December 31, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,314.7	$1,372.9	$1,166.2	$1,302.4

2018 Form 10-K	74	Wisconsin Public Service Corporation

The fair value of long-term debt is categorized within Level 2 of the fair value hierarchy.

NOTE 16—DERIVATIVE INSTRUMENTS

The following table shows our derivative assets and derivative liabilities, none of which are designated as hedging instruments.

	December 31, 2018		December 31, 2017
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$0.8	$1.0	$0.8	$1.9
Petroleum products contracts	—	—	0.3	—
FTRs	3.0	—	2.0	—
Coal contracts	0.2	—	—	0.5
Total other current	$4.0	$1.0	$3.1	$2.4

Other long-term
Natural gas contracts	$—	$0.1	$—	$0.4
Coal contracts	0.2	—	0.4	—
Total other long-term	$0.2	$0.1	$0.4	$0.4
Total	$4.2	$1.1	$3.5	$2.8

Realized gains (losses) on derivatives are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	December 31, 2018		December 31, 2017		December 31, 2016
(in millions)	Volume	Gains	Volume	Gains (Losses)	Volume	Gains (Losses)
Natural gas contracts	38.4 Dth	$5.1	18.6 Dth	$(2.4)	28.6 Dth	$(1.4)
Petroleum products contracts	1.8 gallons	0.4	1.3 gallons	0.1	4.4 gallons	(0.6)
FTRs	9.3 MWh	12.5	9.1 MWh	6.4	8.4 MWh	6.0
Total		$18.0		$4.1		$4.0

At December 31, 2018 and 2017, we had posted cash collateral of $0.5 million and $4.9 million, respectively, in our margin accounts.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	December 31, 2018			December 31, 2017
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$4.2	$1.1		$3.5	$2.8
Gross amount not offset on the balance sheet	(0.8)	(1.1)	(1)	(1.1)	(2.3)	(2)
Net amount	$3.4	$—		$2.4	$0.5

(1)	Includes cash collateral posted of $0.3 million.

(2)	Includes cash collateral posted of $1.2 million.

NOTE 17—EMPLOYEE BENEFITS

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

2018 Form 10-K	75	Wisconsin Public Service Corporation

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

The following tables provide a reconciliation of the changes in our share of the plans' benefit obligations and fair value of assets:

	Pension Costs			OPEB Costs
(in millions)	2018	2017		2018	2017
Change in benefit obligation
Obligation at January 1	$704.7	$655.2		$220.2	$223.1
Service cost	10.4	9.0		6.1	6.2
Interest cost	26.0	26.7		8.2	9.1
Plan amendments	—	—		(1.5)	(21.7)
Net transfer to/from affiliates	—	—		(0.1)	—
Actuarial (gain) loss	(42.7)	45.1		(70.7)	12.2
Participant contributions	—	—		1.2	1.0
Benefit payments	(34.3)	(31.3)		(9.9)	(9.7)
Transfer	—	—		(2.1)	$—
Obligation at December 31	$664.1	$704.7		$151.4	$220.2

Change in fair value of plan assets
Fair value at January 1	$712.4	$736.6		$250.5	$231.1
Actual return on plan assets	(39.4)	99.2		(10.3)	27.1
Employer contributions	0.6	65.7		0.1	1.0
Participant contributions	—	—		1.2	1.0
Benefit payments	(34.3)	(31.3)		(9.9)	(9.7)
Net transfer to/from affiliates	—	(157.8)	*	0.1	—
Fair value at December 31	$639.3	$712.4		$231.7	$250.5
Funded status at December 31	$(24.8)	$7.7		$80.3	$30.3

*
Related to our transfer of pension trust assets in conjunction with the Integrys pension plan split for the year ended December 31, 2017. Assets were transferred out of our plan in January 2017. See Note 3, Related Parties, for more information.

The amounts recognized on our balance sheets at December 31 related to the funded status of the benefit plans were as follows:

	Pension Costs		OPEB Costs
(in millions)	2018	2017	2018	2017
Pension and OPEB assets	$—	$15.6	$92.8	$46.4
Pension and OPEB obligations	24.8	7.9	12.5	16.1
Total net (liabilities) assets	$(24.8)	$7.7	$80.3	$30.3

The accumulated benefit obligation for the defined benefit pension plans was $594.1 million and $652.0 million at December 31, 2018 and 2017, respectively.

2018 Form 10-K	76	Wisconsin Public Service Corporation

The following table shows information for pension plans with an accumulated benefit obligation in excess of plan assets. There were no plan assets related to these pension plans. Amounts presented are as of December 31:

(in millions)	2018	2017
Projected benefit obligation	$7.3	$7.9
Accumulated benefit obligation	7.3	7.9

The following table shows the amounts that had not yet been recognized in our net periodic benefit cost as of December 31:

	Pension Costs		OPEB Costs
(in millions)	2018	2017	2018	2017
Net regulatory assets (liabilities)
Net actuarial loss (gain)	$220.4	$196.5	$(17.9)	$27.2
Prior service credits	—	—	(82.8)	(92.6)
Total	$220.4	$196.5	$(100.7)	$(65.4)

The following table shows the estimated amounts that will be amortized into net periodic benefit cost during 2019:

(in millions)	Pension Costs	OPEB Costs
Net actuarial loss	$17.8	$1.6
Prior service credits	—	(11.4)
Total 2019 – estimated amortization	$17.8	$(9.8)

The components of net periodic benefit cost (including amounts capitalized to our balance sheets) for the years ended December 31 were as follows:

	Pension Costs			OPEB Costs
(in millions)	2018	2017	2016	2018	2017	2016
Service cost	$10.4	$9.0	$9.9	$6.1	$6.2	$7.3
Interest cost	26.0	26.7	27.0	8.2	9.1	10.6
Expected return on plan assets	(48.3)	(46.4)	(52.6)	(17.8)	(16.7)	(15.9)
Loss on plan settlement	—	—	3.4	—	—	—
Amortization of prior service credit	—	—	—	(11.3)	(9.8)	(7.4)
Amortization of net actuarial loss	21.1	17.3	18.0	2.5	2.5	2.5
Net periodic benefit cost (credit)	$9.2	$6.6	$5.7	$(12.3)	$(8.7)	$(2.9)

Effective January 1, 2018, we adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which modifies certain aspects of the accounting for employee benefit costs. Under the new guidance, only the service cost component can be included in total operating expenses. The remaining components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component, outside of operating income. As required, this change was applied retrospectively to all prior periods presented. Accordingly, for the years ended December 31, 2018, 2017, and 2016, we have presented the service cost component of our retirement benefit plans in other operation and maintenance on the income statements, while presenting the non-service cost components in other income, net.

As required by ASU 2017-07, our income statements for the years ended December 31, 2017 and 2016, were retroactively restated from what was previously presented in our 2017 Annual Report on Form 10-K. The impacts to our income statements from adoption of this standard are reflected in the table below.

	Year Ended December 31, 2017			Year Ended December 31, 2016
(in millions)	Form 10-K Income Statement	Impact of ASU 2017-07	Income Statement After Adoption	Form 10-K Income Statement	Impact of ASU 2017-07	Income Statement After Adoption
Operating expenses
Other operation and maintenance	$435.8	$11.8	$447.6	$493.2	$10.5	$503.7

Other expense
Other income, net	11.9	11.8	23.7	30.8	10.5	41.3

2018 Form 10-K	77	Wisconsin Public Service Corporation

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

The weighted-average assumptions used to determine the benefit obligations for the plans were as follows for the years ended December 31:

	Pension		OPEB
	2018	2017	2018	2017
Discount rate	4.30%	3.70%	4.29%	3.67%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Assumed medical cost trend rate (Pre 65)	N/A	N/A	6.25%	6.50%
Ultimate trend rate (Pre 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	N/A	N/A	2024	2024
Assumed medical cost trend rate (Post 65)	N/A	N/A	5.90%	6.00%
Ultimate trend rate (Post 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	N/A	N/A	2028	2028

The weighted-average assumptions used to determine net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Costs
	2018	2017	2016
Discount rate	3.70%	4.19%	4.25%
Expected return on assets	7.25%	7.25%	7.25%
Rate of compensation increase	4.00%	4.00%	4.00%

	OPEB Costs
	2018	2017	2016
Discount rate	3.67%	4.11%	4.46%
Expected return on assets	7.25%	7.25%	7.25%
Assumed medical cost trend rate (Pre 65)	6.50%	7.00%	7.50%
Ultimate trend rate (Pre 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	2024	2021	2021
Assumed medical cost trend rate (Post 65)	6.00%	7.00%	7.50%
Ultimate trend rate (Post 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	2028	2021	2021

WEC Energy Group consults with its investment advisors on an annual basis to help forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the fund. For 2019, the expected return on asset assumption for the pension plan and OPEB plans is 7.25%.

Assumed health care cost trend rates have a significant effect on the amounts reported by us for the health care plans. For the year ended December 31, 2018, a one-percentage-point change in assumed health care cost trend rates would have had the following effects:

(in millions)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$2.5	$(1.9)
Effect on the health care component of the accumulated postretirement benefit obligation	15.2	(12.1)

2018 Form 10-K	78	Wisconsin Public Service Corporation

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

Our pension trust target asset allocation is 45% equity investments, 45% fixed income investments, and 10% private equity and real estate investments. The OPEB trust has a target asset allocation of 45% equity investments and 55% fixed income investments. Equity securities include investments in large-cap, mid-cap, and small-cap companies. Fixed income securities include corporate bonds of companies from diversified industries, mortgage and other asset backed securities, commercial paper, and United States Treasuries.

Pension and OPEB plan investments are recorded at fair value. See Note 1(n), Fair Value Measurements, for more information regarding the fair value hierarchy and the classification of fair value measurements based on the types of inputs used.

The following tables provide the fair values of our investments by asset class:

	December 31, 2018
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States Equity	$79.0	$—	$—	$79.0	$24.0	$—	$—	$24.0
International Equity	80.1	0.3	—	80.4	27.0	0.2	—	27.2
Fixed income securities: *
United States Bonds	16.3	119.1	—	135.4	46.9	37.0	—	83.9
International Bonds	2.3	21.0	—	23.3	2.5	1.6	—	4.1
	$177.7	$140.4	$—	$318.1	$100.4	$38.8	$—	$139.2
Investments measured at net asset value				$321.2				$92.5
Total	$177.7	$140.4	$—	$639.3	$100.4	$38.8	$—	$231.7

*	This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

	December 31, 2017
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Cash and cash equivalents	$—	$22.2	$—	$22.2	$9.2	$0.3	$—	$9.5
Equity securities:
United States Equity	97.9	—	—	97.9	26.5	—	—	26.5
International Equity	98.2	—	0.4	98.6	31.8	—	0.2	32.0
Fixed income securities: *
United States Bonds	17.8	129.2	—	147.0	47.0	35.7	—	82.7
International Bonds	2.3	21.2	—	23.5	2.5	1.8	—	4.3
Private Equity and Real Estate	—	62.9	12.5	75.4	—	0.7	0.1	0.8
	$216.2	$235.5	$12.9	$464.6	$117.0	$38.5	$0.3	$155.8
Investments measured at net asset value				$247.8				$94.7
Total	$216.2	$235.5	$12.9	$712.4	$117.0	$38.5	$0.3	$250.5

2018 Form 10-K	79	Wisconsin Public Service Corporation

*	This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

The following tables set forth a reconciliation of changes in the fair value of pension and OPEB plan assets categorized as Level 3 in the fair value hierarchy:

	Private Equity and Real Estate		International Equity
(in millions)	Pension	OPEB	Pension	OPEB
Beginning balance at January 1, 2018	$12.5	$0.1	$0.4	$0.2
Realized and unrealized losses	0.7	—	(0.1)	—
Purchases	2.4	—	—	—
Transfers out of level 3	(15.6)	(0.1)	(0.3)	(0.2)
Ending balance at December 31, 2018	$—	$—	$—	$—

	Private Equity and Real Estate		International Equity		U.S. Bonds
(in millions)	Pension	OPEB	Pension	OPEB	Pension
Beginning balance at January 1, 2017	$—	$—	$—	$—	$0.5
Realized and unrealized losses	—	—	(0.1)	—	(0.5)
Purchases	12.5	0.1	0.5	0.2	—
Ending balance at December 31, 2017	$12.5	$0.1	$0.4	$0.2	$—

Cash Flows

We expect to contribute $0.7 million to the pension plans in 2019, dependent upon various factors affecting us, including our liquidity position and the effects of the new Tax Legislation. We expect to contribute an insignificant amount to the OPEB plans in 2019.

The following table shows the payments, reflecting expected future service, that we expect to make for pension and OPEB.

(in millions)	Pension Costs	OPEB Costs
2019	$34.7	$7.8
2020	35.5	8.9
2021	36.5	9.2
2022	37.0	8.7
2023	36.3	8.9
2024-2028	185.7	46.9

Savings Plans

WEC Energy Group sponsors a 401(k) savings plan that allows substantially all of our full-time employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. A percentage of employee contributions are matched by us through a contribution into the employee's savings plan account, up to certain limits. The 401(k) savings plans include an Employee Stock Ownership Plan. Certain employees receive an employer retirement contribution, which amounts are contributed to an employee's savings plan account based on the employee's wages, age, and years of service. Our share of the total costs incurred under all of these plans was $9.9 million in 2018, $9.6 million in 2017, and $9.0 million in 2016.

NOTE 18—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At December 31, 2018, we reported two segments, which are described below.

Our utility segment includes our electric and natural gas utility operations, which serve customers in northeastern and central Wisconsin. Our electric utility operations are engaged in the generation, distribution, and sale of electricity. Our natural gas utility operations are engaged in the purchase, distribution, and sale of natural gas to retail customers as well as the transportation of

2018 Form 10-K	80	Wisconsin Public Service Corporation

customer-owned natural gas. Effective January 1, 2017, we transferred our customers and electric and natural gas distribution assets located in the Upper Peninsula of Michigan to UMERC. See Note 3, Related Parties for more information.

During 2018 and 2017, the other segment included non-utility activities, as well as equity earnings from our investment in WRPC. During 2016, the other segment included non-utility activities as well as equity earnings from our investments in WRPC and WPSI. Effective January 1, 2017, we transferred our 10.37% ownership interest in WPSI to another subsidiary of Integrys. See Note 3, Related Parties, for more information.

All of our operations and assets are located within the United States. The following tables show summarized financial information related to our reportable segments for the years ended December 31, 2018, 2017, and 2016.

2018 (in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
External revenues	$1,498.5	$—	$—	$1,498.5
Other operation and maintenance	447.5	0.5	—	448.0
Depreciation and amortization	141.9	—	—	141.9
Operating income (loss)	267.1	(0.7)	—	266.4
Other income, net	35.2	2.4	—	37.6
Interest expense	53.9	—	—	53.9
Capital expenditures and asset acquisitions	521.4	—	—	521.4
Total assets	5,151.5	66.2	—	5,217.7

2017 (in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
External revenues	$1,485.4	$—	$—	$1,485.4
Other operation and maintenance *	446.1	1.5	—	447.6
Depreciation and amortization	139.3	—	—	139.3
Operating income (loss) *	286.7	(1.6)	—	285.1
Other income, net *	21.0	2.7	—	23.7
Interest expense	54.2	—	—	54.2
Capital expenditures	335.8	—	—	335.8
Total assets	4,678.1	70.6	—	4,748.7

*	Includes the retroactive restatement impacts of the implementation of ASU 2017-07. See Note 17, Employee Benefits, for more information on this new standard.

2016 (in millions)	Utility	Other	Reconciling Eliminations	Wisconsin Public Service Corporation Consolidated
External revenues	$1,448.2	$—	$—	$1,448.2
Intersegment revenues	—	0.3	(0.3)	—
Other operation and maintenance *	503.0	1.0	(0.3)	503.7
Depreciation and amortization	124.0	0.1	—	124.1
Operating income (loss) *	253.9	(0.9)	—	253.0
Other income, net *	33.8	7.5	—	41.3
Interest expense	48.0	0.1	—	48.1
Capital expenditures	311.1	—	—	311.1
Total assets	4,686.4	121.8	—	4,808.2

*	Includes the retroactive restatement impacts of the implementation of ASU 2017-07. See Note 17, Employee Benefits, for more information on this new standard.

NOTE 19—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, operating leases, environmental matters, and enforcement and litigation matters.

2018 Form 10-K	81	Wisconsin Public Service Corporation

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time.

The following table shows our minimum future commitments related to these purchase obligations as of December 31, 2018.

			Payments Due By Period
(in millions)	Date Contracts Extend Through	Total Amounts Committed	2019	2020	2021	2022	2023	Later Years
Electric utility:
Purchased power	2041	$410.8	$75.1	$48.2	$46.8	$41.8	$39.7	$159.2
Coal supply and transportation	2024	325.4	115.0	63.1	48.2	47.6	50.8	0.7
Natural gas utility supply and transportation	2048	449.9	51.7	50.3	46.4	43.0	26.9	231.6
Total		$1,186.1	$241.8	$161.6	$141.4	$132.4	$117.4	$391.5

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

2018 Form 10-K	82	Wisconsin Public Service Corporation

Mercury and Air Toxics Standards

In December 2018, the EPA proposed to revise the Supplemental Cost Finding for the mercury and air toxics standards (MATS) rule as well as the CAA required risk and technology review (RTR). The EPA was required by the Supreme Court to review both costs and benefits of complying with the MATS rule. After its review of costs, the EPA determined that it is not appropriate and necessary to regulate hazardous air pollutant emissions from power plants under Section 112 of the CAA. As a result, under the proposed rule, the emission standards and other requirements of the MATS rule first enacted in 2012 would remain in place. The EPA is not proposing to remove coal and oil fired power plants from the list of sources that are regulated under Section 112. The EPA also proposes that no revisions to MATS are warranted based on the results of the RTR. As a result, we do not expect the proposed rule to have a material impact on our financial condition or operations.

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

In December 2017, the EPA issued an advanced notice of proposed rulemaking to solicit input on whether it is appropriate to replace the CPP. Then, in August 2018, the EPA issued a proposed replacement rule for the CPP, the ACE rule. The proposed ACE rule would require the EPA to develop emission guidelines for states to use to develop their individual state plans. The state plans would focus on reducing GHG emissions by improving the efficiency of fossil-fueled power plants.

In December 2018, the EPA proposed to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil fueled power plants. The EPA determined that the best system of emission reduction (BSER) for new, modified, and reconstructed coal units is highly efficient generation that would be equivalent to supercritical steam conditions for larger units and subcritical steam conditions for smaller units. This proposed BSER would replace the determination from the 2015 rule, which identified BSER as partial carbon capture and storage.

In addition, we are evaluating our goals, and possible subsequent actions, with respect to national and international efforts to reduce future GHG emissions in order to limit future global temperature increases to less than two degrees Celsius. We are working with industry members to evaluate potential GHG reduction pathways.

We continue to evaluate opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute towards long-term GHG reductions. WEC Energy Group's plan, which includes us, is to work with its industry partners, environmental groups, and the State of Wisconsin, with goals of reducing CO2 emissions by approximately 40% and 80% below 2005 levels by 2030 and 2050, respectively. We have implemented and continue to evaluate numerous options in order to meet WEC Energy Group's CO2 reduction goals. As a result of WEC Energy Group's generation reshaping plan, we retired approximately 300 MW of coal generation in 2018, consisting of the Pulliam power plant and the jointly-owned Edgewater Unit 4 generation units. See Note 6, Property, Plant, and Equipment, for more information.

We are required to report our CO2 equivalent emissions from our electric generating facilities under the EPA Greenhouse Gases Reporting Program. For 2017, we reported aggregated CO2 equivalent emissions of approximately 5.7 million metric tonnes to the EPA. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 6.4 million metric tonnes to the EPA for 2018. The level of CO2 and other GHG emissions varies from year to year and is dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed, and how our units are dispatched by MISO.

We are also required to report CO2 equivalent amounts related to the natural gas that our natural gas operations distribute and sell. For 2017, we reported aggregated CO2 equivalent emissions of approximately 3.5 million metric tonnes to the EPA. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 3.8 million metric tonnes to the EPA for 2018.

2018 Form 10-K	83	Wisconsin Public Service Corporation

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

In August 2014, the EPA issued a final regulation under Section 316(b) of the Clean Water Act, that requires the location, design, construction, and capacity of cooling water intake structures at existing power plants to reflect the Best Technology Available (BTA) for minimizing adverse environmental impacts. The rule became effective in October 2014 and applies to all of our existing generating facilities with cooling water intake structures.

The rule requires state permitting agencies to make BTA determinations, subject to EPA oversight, over the next several years as facility permits are reissued. Based on our assessment, we believe that existing technologies at our generating facilities, except for Weston Unit 2, satisfy the BTA requirements. We retired Pulliam Units 7 and 8 effective October 21, 2018. See Note 6, Property, Plant, and Equipment, for more information on the retirement of the Pulliam generating units. Therefore, we will not be required to make alterations to the existing water intake at these units. Based on the March 2018 reissued WPDES permit for Weston, the WDNR will not require physical modifications to the Weston Unit 2 intake structure to meet the BTA requirements based on low capacity use of the unit.

There has been an interim BTA determination made by the WDNR as part of the March 2018 reissued WPDES permit for Weston Units 3 and 4. We expect that the WDNR will conclude, in the next permit reissuance, that the existing cooling tower systems for Weston Units 3 and 4 are BTA. Due to the retirement of Pulliam Units 7 and 8, we do not believe that BTA determinations will be necessary for these units. We also have provided information to the WDNR about planned unit retirements.

As a result of past capital investments completed to address 316(b) compliance, we believe our fleet overall is well positioned to meet the new regulation and do not expect to incur significant costs to comply with this regulation.

Steam Electric Effluent Limitation Guidelines

The EPA's final steam electric effluent limitation guidelines (ELG) rule took effect in January 2016. This rule created new requirements for several types of power plant wastewaters. The requirement that affects us relates to discharge limits for bottom ash transport water (BATW). Various petitions challenging the rule were consolidated and are pending in the United States Court of Appeals for the Fifth Circuit. In April 2017, the EPA issued an administrative stay of certain compliance deadlines while further reviewing the rule. In September 2017, the EPA issued a final rule (Postponement Rule) to postpone the earliest compliance date to November 1, 2020 for the BATW. The latest ELG rule compliance date remains December 31, 2023 for any new wastewater treatment requirements contained in power plant discharge permits. This rule applies to wastewater discharges from our power plant processes in Wisconsin. Litigation over various aspects of the final ELG rule and the Postponement Rule is pending in several Federal Courts.

As a result of past capital investments completed to address ELG compliance, we believe our fleet overall is well positioned to meet this new regulation. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. However, as currently constructed, the ELG rule will require additional wastewater treatment retrofits as well as installation of other equipment to minimize process water use. Due to completed generating unit retirements, the only facility that will require bottom ash system modifications is Weston Unit 3. Based on preliminary engineering, the estimated rule compliance cost is approximately $20 million.

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

2018 Form 10-K	84	Wisconsin Public Service Corporation

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites as of December 31:

(in millions)	2018	2017
Regulatory assets	$108.3	$116.0
Reserves for future remediation	90.3	99.6

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

The Consent Decree also contains requirements to refuel, repower, and/or retire certain Weston and Pulliam units. Effective June 1, 2015, we retired Weston Unit 1 and Pulliam Units 5 and 6. In May 2016, the EPA approved our proposed revision to update requirements reflecting the conversion of Weston Unit 2 from coal to natural gas fuel, and also proposed revisions to the list of beneficial environmental projects required by the Consent Decree. We retired Pulliam Units 7 and 8 on October 21, 2018. See Note 6, Property, Plant, and Equipment, for more information about the retirement. We completed the mitigation projects required

2018 Form 10-K	85	Wisconsin Public Service Corporation

and received a completeness letter from the EPA in October 2018. We plan to request termination of the Consent Decree during 2019.

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

As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater 4 generating unit was retired on September 28, 2018. See Note 6, Property, Plant, and Equipment, for more information about the retirement.

NOTE 20—SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)	2018	2017	2016
Cash (paid) for interest, net of amount capitalized	$(52.9)	$(55.5)	$(54.6)
Cash (paid) received for income taxes, net	(36.6)	(18.1)	39.9
Significant non-cash transactions:
Accounts payable related to construction costs	8.1	46.4	67.2
Receivable related to corporate-owned life insurance proceeds	6.4	—	—
Transfer of ownership in WPSI to another subsidiary of Integrys *	—	67.2	—
Transfer of net assets to UMERC *	0.4	20.6	—

*	See Note 3, Related Parties, for more information on these transactions.

NOTE 21—REGULATORY ENVIRONMENT

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

2018 Form 10-K	86	Wisconsin Public Service Corporation

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

In addition to freezing base rates, the settlement agreement extends and expands the electric real-time market pricing program options for large commercial and industrial customers. Additionally, the agreement allows us to extend, through 2019, the deferral for the revenue requirement of ReACT™ costs above the authorized $275.0 million level, and other deferrals related to our electric real-time market pricing program and network transmission expenses. The total cost of the ReACT™ project, excluding $51 million of AFUDC, was $342 million.

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

As required in the settlement agreement, we anticipate initiating a rate proceeding with the PSCW by April 1, 2019.

Acquisition of a Wind Energy Generation Facility in Wisconsin

In October 2017, we, along with two other unaffiliated utilities, entered into an agreement to purchase Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 138 MW. The FERC approved the transaction in January 2018, and the PSCW approved the transaction in March 2018. The transaction closed on April 2, 2018. See Note 2, Acquisitions, for more information.

Proposed Solar Generation Projects

On May 31, 2018, we, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire ownership interests in two proposed solar projects in Wisconsin. Badger Hollow Solar Farm will be located in Iowa County, Wisconsin, and Two Creeks Solar Project will be located in Manitowoc County, Wisconsin. Subject to receipt of the PSCW's approval, we will own 100 MW of the output of each project for a total of 200 MW. Our share of the cost of both projects is estimated to be $260 million.

Natural Gas Storage Facilities in Michigan

In January 2017, WEC Energy Group signed an agreement for the acquisition of Bluewater. Bluewater owns natural gas storage facilities in Michigan that provide a portion of the current storage needs for our natural gas utility operations. As a result of this agreement, we, along with WE and WG, filed a request with the PSCW in February 2017 for a declaratory ruling on various items associated with the storage facilities. In the filing, we requested that the PSCW review and confirm the reasonableness and prudency of our potential long-term storage service agreement and interstate natural gas transportation contracts related to the storage facilities. We, along with WE and WG, also requested approval to amend WEC Energy Group's AIA to ensure WBS and WEC Energy Group's other subsidiaries could provide services to the storage facilities. During June 2017, the PSCW granted, subject to various conditions, these declarations and approvals, and WEC Energy Group acquired Bluewater on June 30, 2017. In September 2017, we entered into the long-term service agreement for the natural gas storage, which was then approved by the PSCW in November 2017. See Note 3, Related Parties, for more information.

2016 Wisconsin Rate Order

In April 2015, we initiated a rate proceeding with the PSCW. In December 2015, the PSCW issued a final written order, effective January 1, 2016. The order, which reflected a 10.0% ROE and a common equity component average of 51.0%, authorized a net retail

2018 Form 10-K	87	Wisconsin Public Service Corporation

electric rate decrease of $7.9 million (-0.8%) and a net retail natural gas rate decrease of $6.2 million (-2.1%). The decrease in retail electric rates was due to lower monitored fuel costs in 2016 compared with 2015. Absent the adjustment for electric fuel costs, we would have realized an electric rate increase. Based on the order, the PSCW allowed us to escrow ATC and MISO network transmission expenses through 2016. In addition, system support resource payments are being escrowed until a future rate proceeding. The order directed us to defer as a regulatory asset or liability the differences between actual transmission expenses and those included in rates. In addition, the PSCW approved a deferral for ReACT™, which required us to defer the revenue requirement of ReACT™ costs above the authorized $275.0 million level through 2016. Fuel costs will continue to be monitored using a 2% tolerance window.

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

NOTE 22—OTHER INCOME, NET

Total other income, net was as follows for the years ended December 31:

(in millions)	2018	2017	2016
AFUDC – Equity	$4.6	$4.1	$19.5
Non-service components of net periodic benefit costs	16.7	11.8	10.5
Earnings from equity method investments	0.8	1.1	9.5
Other, net	15.5	6.7	1.8
Other income, net	$37.6	$23.7	$41.3

NOTE 23—QUARTERLY FINANCIAL INFORMATION (Unaudited)

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018
Operating revenues	$393.6	$350.1	$379.2	$375.6	$1,498.5
Operating income	69.2	72.4	86.4	38.4	266.4
Net income	49.8	42.7	57.0	23.3	172.8

2017
Operating revenues	$389.6	$341.6	$380.7	$373.5	$1,485.4
Operating income *	73.0	58.1	108.2	45.8	285.1
Net income	39.3	30.7	60.9	24.0	154.9

*	Includes the retroactive restatement impacts of the implementation of ASU 2017-07. See Note 17, Employee Benefits, for more information on this new standard.

NOTE 24—NEW ACCOUNTING PRONOUNCEMENTS

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which revised the previous guidance (Topic 840) regarding accounting for leases. Revisions include requiring a lessee to recognize a lease asset and a lease liability on its balance sheet for each lease, including operating leases with an initial term greater than 12 months. In addition, required quantitative and qualitative disclosures related to lease agreements were expanded. For lessors however, accounting for leases was largely unchanged from previous provisions of GAAP.

We have finalized our inventory of leases and did not identify any leases that were significant, documented our technical accounting issues, and implemented required changes to internal controls and processes as a result of the new lease guidance. In addition, we continue to finalize the related financial disclosures that will be incorporated into our quarterly report on Form 10-Q for the quarter ended March 31, 2019.

2018 Form 10-K	88	Wisconsin Public Service Corporation

As required, we adopted Topic 842 for interim and annual periods beginning January 1, 2019. We utilized the following practical expedients, which were available under ASU 2016-02, in our adoption of the new lease guidance.

•	We did not reassess whether any expired or existing contracts were leases or contained leases.

•	We did not reassess the lease classification for any expired or existing leases.

•	We did not reassess the accounting for initial direct costs for any existing leases.

We did not elect the practical expedient allowing entities to account for the nonlease components in lease contracts as part of the single lease component to which they were related. Instead, in accordance with ASC 842-10-15-31, our policy is to account for each lease component separately from the nonlease components of the contract.

We did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of our right-of-use assets. No impairment losses were included in the measurement of our right-of-use assets upon our adoption of Topic 842.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which is an amendment to ASU 2016-02. Land easements (also commonly referred to as rights of way) represent the right to use, access or cross another entity's land for a specified purpose. This new guidance permits an entity to elect a transitional practical expedient, to be applied consistently, to not evaluate under Topic 842 land easements that were already in existence or had expired at the time of the entity's adoption of Topic 842. Once Topic 842 is adopted, an entity is required to apply Topic 842 prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. We elected this practical expedient upon our adoption of Topic 842, resulting in none of our land easements being treated as leases.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASU 2016-02 and allows entities the option to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if required. We used the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented. We do not expect the adoption of Topic 842 to result in us recording any significant right of use assets or related lease liabilities related to operating leases, and we had no capital leases upon adoption. We did not require a cumulative-effect adjustment upon adoption of Topic 842, and the new guidance is not expected to have any impact on future net income or cash flows.

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

Cloud Computing

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard allows entities who are customers in hosting arrangements that are service contracts to apply the existing internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The guidance specifies classification for capitalizing implementation costs and related amortization expense within the financial statements and requires additional disclosures. The guidance will be effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2019. Early adoption is permitted and can be applied either retrospectively or prospectively. We are currently evaluating the transition methods and the impact the adoption of this standard may have on our consolidated financial statements.

2018 Form 10-K	89	Wisconsin Public Service Corporation

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

With the exception of the ERP system implementation described above, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

2018 Form 10-K	90	Wisconsin Public Service Corporation

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

Omitted pursuant to General Instruction I(2)c.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I(2)c.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I(2)c.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees for professional services provided to us by Deloitte & Touche LLP in 2018 and 2017:

Fees	2018	2017
Audit fees (1)	$789,324	$902,154
Tax fees (2)	—	3,592
All other fees (3)	1,227	637
Total fees	$790,551	$906,383

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

(3)
All Other Fees. Consists of fees for services provided to us by Deloitte & Touche LLP for products and services other than the services reported above. All Other Fees relate to utility training seminars and a subscription cost for the use of a Deloitte & Touche LLP accounting research tool.

No audit related fees were paid to Deloitte & Touche LLP in 2017 or 2018. No fees were paid to Deloitte & Touche LLP pursuant to the "de minimus" exception to the pre-approval policy permitted under the Exchange Act.

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

2018 Form 10-K	91	Wisconsin Public Service Corporation

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

2018 Form 10-K	92	Wisconsin Public Service Corporation

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Report of Independent Registered Public Accounting Firm Included in Part II of This Report

	Description	Page in 10-K

	Report of Independent Registered Public Accounting Firm.	47

	Consolidated Income Statements for the three years ended December 31, 2018, 2017, and 2016.	48

	Consolidated Balance Sheets as of December 31, 2018 and 2017.	49

	Consolidated Statements of Cash Flows for the three years ended December 31, 2018, 2017, and 2016.	50

	Consolidated Statements of Equity for the three years ended December 31, 2018, 2017, and 2016.	51

	Consolidated Statements of Capitalization as of December 31, 2018 and 2017.	52

	Notes to Consolidated Financial Statements.	53

2.	Financial Statement Schedules Included in Part IV of This Report

	Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2018, 2017, and 2016.	96

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

3.1*
Restated Articles of Incorporation of Wisconsin Public Service Corporation ("WPS''), as effective May 26, 1972, and amended through May 31, 1988 and Articles of Amendment to Restated Articles of Incorporation of WPS dated June 9, 1993 (Exhibit 4.1 to Registration Statement on Form S-3, Reg. No. 333-182491, filed July 2, 2012).

	3.2*	By-Laws of WPS, as amended through June 29, 2015, Inclusive (Exhibit 3.2 to Form 10-K for the year ended December 31, 2015).

2018 Form 10-K	93	Wisconsin Public Service Corporation

4	Instruments defining the rights of security holders, including indentures

4.1*
Indenture, dated as of December 1, 1998, by and between WPS and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Exhibit 4A to Form 8-K filed December 18, 1998).

	4.2*	First Supplemental Indenture, dated as of December 1, 1998, by and between WPS and Firstar Bank Milwaukee, N.A., National Association (Exhibit 4C to Form 8-K filed December 18, 1998).

	4.3*	Fifth Supplemental Indenture, dated as of December 1, 2006, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 30, 2006).

	4.4*	Ninth Supplemental Indenture, dated as of December 1, 2012, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 29, 2012).

	4.5*	Tenth Supplemental Indenture, dated as of November 1, 2013, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 18, 2013).

	4.6*	Twelfth Supplemental Indenture, dated as of November 21, 2018, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 21, 2018).

Certain agreements and instruments with respect to unregistered debt not exceeding 10% of the total assets of the Registrant have been omitted as permitted by related instructions. We agree pursuant to Item 601(b)(4) of Regulation S-K to furnish to the Securities and Exchange Commission, upon request, a copy of all such agreement and instruments.

10	Material Contracts

10.1* #
Joint Plant Agreement by and between WPS and Dairyland Power Cooperative, dated as of November 23, 2004 (Exhibit 10.19 to Integrys Energy Group's and WPS's Form 10-K for the year ended December 31, 2004).

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

Exhibit 21 has been omitted pursuant to General Instruction I(2)b.

2018 Form 10-K	94	Wisconsin Public Service Corporation

ITEM 16. FORM 10-K SUMMARY

None.

2018 Form 10-K	95	Wisconsin Public Service Corporation

SCHEDULE II
WISCONSIN PUBLIC SERVICE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Period	Expense (1)	Net Write-offs (2)	Balance at End of Period
December 31, 2018	$4.0	$6.0	$(5.8)	$4.2
December 31, 2017	3.0	5.0	(4.0)	4.0
December 31, 2016	2.5	7.7	(7.2)	3.0

(1)	Net of recoveries.

(2)	Represents amounts written off to the reserve, net of adjustments to regulatory assets.

2018 Form 10-K	96	Wisconsin Public Service Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION

	By	/s/ J. KEVIN FLETCHER
Date:	February 26, 2019	J. Kevin Fletcher
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. KEVIN FLETCHER	February 26, 2019
J. Kevin Fletcher, Chairman of the Board and Chief Executive Officer
and Director -- Principal Executive Officer

/s/ SCOTT J. LAUBER	February 26, 2019
Scott J. Lauber, Executive Vice President, Chief Financial
Officer, Treasurer and Director -- Principal Financial Officer

/s/ WILLIAM J. GUC	February 26, 2019
William J. Guc, Vice President and
Controller -- Principal Accounting Officer

/s/ MARGARET C. KELSEY	February 26, 2019
Margaret C. Kelsey, Director

/s/ GALE E. KLAPPA	February 26, 2019
Gale E. Klappa, Director

/s/ TOM METCALFE	February 26, 2019
Tom Metcalfe, Director

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Wisconsin Public Service Corporation is not required to send an annual report or proxy statement to its sole shareholder, Integrys Holding, Inc., a wholly-owned subsidiary of WEC Energy Group, Inc., and will not prepare such a report after the filing of this Annual Report on Form 10-K for the year ended December 31, 2018. Accordingly, Wisconsin Public Service Corporation will not file such a report with the Securities and Exchange Commission.

2018 Form 10-K	97	Wisconsin Public Service Corporation