Form 10-Q
period 2019-03-31
WISCONSIN PUBLIC SERVICE CORP
filed 2019-05-03
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
March 31, 2019

All of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2019

03/31/2019 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
Integrys	Integrys Holding, Inc.
WBS	WEC Business Services LLC
WEC Energy Group	WEC Energy Group, Inc.
WE	Wisconsin Electric Power Company
WG	Wisconsin Gas LLC

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
CAA	Clean Air Act
CO2	Carbon Dioxide
GHG	Greenhouse Gas
NOV	Notice of Violation
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
MISO	Midcontinent Independent System Operator, Inc.
ROE	Return on Equity
SMRP	System Modernization and Reliability Project
Tax Legislation	Tax Cuts and Jobs Act of 2017

03/31/2019 Form 10-Q	ii	Wisconsin Public Service Corporation

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in this report and our 2018 Annual Report on Form 10-K, and those identified below:

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

•
Increased pressure on WEC Energy Group and us by investors and other stakeholder groups to take more aggressive action to reduce future GHG emissions in order to limit future global temperature increases;

•
The risks associated with changing commodity prices, particularly natural gas and electricity, and the availability of sources of fossil fuel, natural gas, purchased power, materials needed to operate environmental controls at our electric generating facilities,

03/31/2019 Form 10-Q	1	Wisconsin Public Service Corporation

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

•	Potential business strategies to acquire and dispose of assets or businesses, which cannot be assured to be completed timely, if at all, or within budgets;

•	The timing and outcome of any audits, disputes, and other proceedings related to taxes;

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

03/31/2019 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions)	2019	2018
Operating revenues	$395.8	$393.6

Operating expenses
Cost of sales	180.3	175.8
Other operation and maintenance	104.4	102.7
Depreciation and amortization	40.3	35.9
Property and revenue taxes	10.2	10.0
Total operating expenses	335.2	324.4

Operating income	60.6	69.2

Other income, net	9.3	9.3
Interest expense	16.1	12.8
Other expense	(6.8)	(3.5)

Income before income taxes	53.8	65.7
Income tax expense	12.9	15.9
Net income	$40.9	$49.8

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2019 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED BALANCE SHEETS (Unaudited)	March 31,	December 31,
(in millions, except share and per share amounts)	2019	2018
Assets
Current assets
Cash and cash equivalents	$2.4	$8.9
Accounts receivable and unbilled revenues, net of reserves of $4.2	213.3	217.1
Accounts receivable from related parties	21.5	26.6
Materials, supplies, and inventories	74.5	103.0
Prepaid taxes	31.6	41.4
Other	5.7	9.2
Current assets	349.0	406.2

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $1,644.5 and $1,620.5, respectively	4,140.7	4,150.1
Regulatory assets	497.4	485.6
Goodwill	36.4	36.4
Pension and OPEB assets	94.4	92.8
Other	50.7	46.6
Long-term assets	4,819.6	4,811.5
Total assets	$5,168.6	$5,217.7

Liabilities and Equity
Current liabilities
Short-term debt	$166.0	$284.4
Accounts payable	112.2	145.4
Accounts payable to related parties	46.2	54.2
Accrued interest	20.7	6.8
Other	63.8	72.6
Current liabilities	408.9	563.4

Long-term liabilities
Long-term debt	1,315.0	1,314.7
Deferred income taxes	540.2	520.8
Deferred investment tax credits	6.3	6.4
Regulatory liabilities	769.3	785.7
Environmental remediation liabilities	104.2	90.3
Pension and OPEB obligations	34.7	37.3
Payables to related parties	2.7	2.8
Other	101.5	126.4
Long-term liabilities	2,873.9	2,884.4

Commitments and contingencies (Note 16)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,220.9	1,115.9
Retained earnings	569.3	558.4
Common shareholder's equity	1,885.8	1,769.9
Total liabilities and equity	$5,168.6	$5,217.7

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2019 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2019	2018
Operating Activities
Net income	$40.9	$49.8
Reconciliation to cash provided by operating activities
Depreciation and amortization	40.3	35.9
Deferred income taxes and investment tax credits, net	17.4	3.5
Contributions and payments related to pension and OPEB plans	(0.2)	(0.2)
Change in –
Accounts receivable and unbilled revenues	6.1	(15.6)
Materials, supplies, and inventories	28.5	7.2
Prepaid taxes	9.8	21.6
Other current assets	2.0	2.1
Accounts payable	(41.5)	43.6
Amounts refundable to customers	8.2	12.2
Other current liabilities	(2.3)	2.2
Other, net	(9.4)	(2.6)
Net cash provided by operating activities	99.8	159.7

Investing Activities
Capital expenditures	(70.0)	(90.6)
Proceeds from cash surrender value of life insurance	6.6	—
Payments for assets transferred from WBS	—	(23.3)
Other, net	0.5	(0.4)
Net cash used in investing activities	(62.9)	(114.3)

Financing Activities
Change in short-term debt	(118.4)	(13.7)
Payment of dividends to parent	(30.0)	(30.0)
Equity contribution from parent	105.0	—
Net cash used in financing activities	(43.4)	(43.7)

Net change in cash and cash equivalents	(6.5)	1.7
Cash and cash equivalents at beginning of period	8.9	7.9
Cash and cash equivalents at end of period	$2.4	$9.6

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2019 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF EQUITY (Unaudited)

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2018	$95.6	$1,115.9	$558.4	$1,769.9
Net income	—	—	40.9	40.9
Equity contribution from parent	—	105.0	—	105.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at March 31, 2019	$95.6	$1,220.9	$569.3	$1,885.8

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2017	$95.6	$996.1	$525.6	$1,617.3
Net income	—	—	49.8	49.8
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at March 31, 2018	$95.6	$996.1	$545.4	$1,637.1

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2019 Form 10-Q	6	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
March 31, 2019

NOTE 1—GENERAL INFORMATION

As used in these notes, the term "financial statements" refers to the condensed financial statements. This includes the income statements, balance sheets, statements of cash flows, and statements of equity, unless otherwise noted. In this report, when we refer to "the Company," "us," "we," "our," or "ours," we are referring to Wisconsin Public Service Corporation.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2018. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2019 are not necessarily indicative of expected results for 2019 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITION

Acquisition of a Wind Energy Generation Facility in Wisconsin

In April 2018, we, along with two unaffiliated utilities, completed the purchase of Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 138 MW. The aggregate purchase price was $172.9 million of which our proportionate share was 44.6%, or $77.1 million. In addition, we incurred transaction costs that are recorded to a regulatory asset. Since 2008 and up until the acquisition, we purchased 44.6% of the facility’s energy output under a power purchase agreement.

Under a joint ownership agreement with the two other utilities, we are entitled to our share of generating capability and output of the facility equal to our ownership interest. We are also paying our ownership share of additional capital expenditures and operating expenses. This acquisition was accounted for as an asset acquisition.

NOTE 3—OPERATING REVENUES

For more information about our significant accounting policies related to operating revenues, see Note 1(d), Operating Revenues, in our 2018 Annual Report on Form 10-K.

Disaggregation of Operating Revenues

The following table presents our operating revenues disaggregated by revenue source. We only have revenues associated with our utility segment. We do not have any revenues associated with our other segment. We disaggregate revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. For our utility segment, revenues are further disaggregated by electric and natural gas operations and then by customer class. Each customer class within our electric and natural gas operations have different expectations of service, energy and demand requirements, and are impacted by regulatory activities within their jurisdictions.

	Wisconsin Public Service Corporation
	Three Months Ended March 31
(in millions)	2019	2018
Electric utility	$277.0	$282.1
Natural gas utility	117.6	110.6
Total revenues from contracts with customers	394.6	392.7
Other operating revenues	1.2	0.9
Total operating revenues	$395.8	$393.6

03/31/2019 Form 10-Q	7	Wisconsin Public Service Corporation

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
	Three Months Ended March 31
(in millions)	2019	2018
Residential	$95.0	$94.2
Small commercial and industrial	84.1	88.8
Large commercial and industrial	51.5	51.0
Other	2.1	2.1
Total retail revenues	232.7	236.1
Wholesale	29.4	33.6
Resale	9.5	10.1
Other utility revenues	5.4	2.3
Total electric utility operating revenues	$277.0	$282.1

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Natural Gas Utility Operating Revenues
	Three Months Ended March 31
(in millions)	2019	2018
Residential	$73.7	$70.7
Commercial and industrial	46.3	44.0
Total retail revenues	120.0	114.7
Transport	5.3	8.0
Other utility revenues *	(7.7)	(12.1)
Total natural gas utility operating revenues	$117.6	$110.6

*	Includes amounts refunded to customers for purchased gas adjustment costs.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2019	2018
Late payment charges	$1.0	$0.9
Alternative revenues	0.2	—
Total other operating revenues	$1.2	$0.9

03/31/2019 Form 10-Q	8	Wisconsin Public Service Corporation

NOTE 4—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at March 31, 2019 and December 31, 2018. For more information on our regulatory assets and liabilities, see Note 5, Regulatory Assets and Liabilities, in our 2018 Annual Report on Form 10-K.

(in millions)	March 31, 2019	December 31, 2018
Regulatory assets
Pension and OPEB costs	$186.6	$189.8
Environmental remediation costs	122.6	108.3
Plant retirements	74.5	78.1
Income tax related items	38.0	38.1
Termination of a tolling agreement with Fox Energy Company LLC	19.4	21.7
Asset retirement obligations	17.8	11.5
De Pere Energy Center	7.6	10.1
Other, net	30.9	28.3
Total regulatory assets	$497.4	$485.9

Balance sheet presentation
Other current assets	$—	$0.3
Regulatory assets	497.4	485.6
Total regulatory assets	$497.4	$485.9

(in millions)	March 31, 2019	December 31, 2018
Regulatory liabilities
Income tax related items	$416.5	$418.8
Removal costs	231.1	241.8
Pension and OPEB costs	72.0	72.6
Energy costs refundable through rate adjustments	22.5	14.3
Earnings sharing mechanism	21.2	21.2
Electric transmission costs	8.4	9.7
Other, net	13.0	14.5
Total regulatory liabilities	$784.7	$792.9

Balance sheet presentation
Other current liabilities	$15.4	$7.2
Regulatory liabilities	769.3	785.7
Total regulatory liabilities	$784.7	$792.9

NOTE 5—COMMON EQUITY

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to the sole holder of our common stock, Integrys, in the form of cash dividends, loans, or advances. In addition, Wisconsin law prohibits us from making loans to or guaranteeing obligations of WEC Energy Group, Integrys, or their subsidiaries. See Note 10, Common Equity, in our 2018 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

03/31/2019 Form 10-Q	9	Wisconsin Public Service Corporation

NOTE 6—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	March 31, 2019	December 31, 2018
Commercial paper
Amount outstanding	$166.0	$284.4
Weighted-average interest rate on amounts outstanding	2.64%	2.85%

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2019, was $287.6 million with a weighted-average interest rate during the period of 2.74%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	March 31, 2019
Revolving credit facility	October 2022	$400.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		166.0
Available capacity under existing agreement		$232.7

NOTE 7—LEASES

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

As required, we adopted Topic 842 effective January 1, 2019. We utilized the following practical expedients, which were available under ASU 2016-02, in our adoption of the new lease guidance.

•	We did not reassess whether any expired or existing contracts were leases or contained leases.

•	We did not reassess the lease classification for any expired or existing leases.

•	We did not reassess the accounting for initial direct costs for any existing leases.

We did not elect the practical expedient allowing entities to account for the nonlease components in lease contracts as part of the single lease component to which they were related. Instead, in accordance with Accounting Standards Codification 842-10-15-31, our policy is to account for each lease component separately from the nonlease components of the contract.

We did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of our right of use assets. No impairment losses were included in the measurement of our right of use assets upon our adoption of Topic 842.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which is an amendment to ASU 2016-02. Land easements (also commonly referred to as rights of way) represent the right to use, access or cross another entity's land for a specified purpose. This new guidance permits an entity to elect a transitional practical expedient, to be applied consistently, to not evaluate under Topic 842 land easements that were already in existence or had expired at the time of the entity's adoption of Topic 842. Once Topic 842 is adopted, an entity is required to apply Topic 842 prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. We elected this practical expedient, resulting in none of our land easements being treated as leases upon our adoption of Topic 842.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASU 2016-02 and allows entities the option to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if required. We used the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented. We documented our technical accounting issues, implemented required changes to internal controls and processes, and identified no significant operating or finance leases as a result of our implementation of the new lease guidance. As a result, the adoption of Topic 842 did not result in us recording any right of use assets or related lease liabilities related to operating leases, and we had no finance leases upon adoption.

03/31/2019 Form 10-Q	10	Wisconsin Public Service Corporation

Significant Judgments and Other Information

We are currently party to several easement agreements that allow us access to land we do not own for the purpose of constructing and maintaining certain electric power and natural gas equipment. The majority of payments we make related to easements relate to our wind farms. We have not classified our easements as leases because we view the entire parcel of land specified in our easement agreements to be the identified asset, not just that portion of the parcel that contains our easement. As such, we have concluded that we do not control the use of an identified asset related to our easement agreements, nor do we obtain substantially all of the economic benefits associated with these shared-use assets.

As of May 3, 2019, we have not entered into any material operating leases that have not yet commenced.

NOTE 8—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	March 31, 2019	December 31, 2018
Materials and supplies	$52.6	$48.9
Fossil fuel	18.5	29.2
Natural gas in storage	3.4	24.9
Total	$74.5	$103.0

Substantially all fossil fuel, materials and supplies, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

NOTE 9—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$11.3	21.0%	$13.8	21.0%
State income taxes net of federal tax benefit	3.4	6.2%	4.1	6.2%
Federal excess deferred tax amortization	(1.3)	(2.4)%	(1.6)	(2.5)%
Other	(0.5)	(0.8)%	(0.4)	(0.5)%
Total income tax expense	$12.9	24.0%	$15.9	24.2%

The effective tax rates of 24.0% and 24.2% for the first quarter of 2019 and 2018, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to state income taxes, partially offset by the impact of the Tax Legislation.

The Tax Legislation, signed into law in December 2017, required our regulated utilities to remeasure their deferred income taxes and we began to amortize the resulting excess deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above). See Note 18, Regulatory Environment, for more information about the Wisconsin rate settlement.

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

03/31/2019 Form 10-Q	11	Wisconsin Public Service Corporation

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.9	$—	$—	$0.9
FTRs	—	—	1.1	1.1
Coal contracts	—	0.7	—	0.7
Total derivative assets	$0.9	$0.7	$1.1	$2.7

Derivative liabilities
Natural gas contracts	$0.2	$—	$—	$0.2

	December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.8	$—	$—	$0.8
FTRs	—	—	3.0	3.0
Coal contracts	—	0.4	—	0.4
Total derivative assets	$0.8	$0.4	$3.0	$4.2

Derivative liabilities
Natural gas contracts	$1.1	$—	$—	$1.1

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

03/31/2019 Form 10-Q	12	Wisconsin Public Service Corporation

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2019	2018
Balance at the beginning of period	$3.0	$2.0
Settlements	(1.9)	(1.3)
Balance at the end of period	$1.1	$0.7

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	March 31, 2019		December 31, 2018
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$1,315.0	$1,417.7	$1,314.7	$1,372.9

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

The following table shows our derivative assets and derivative liabilities, none of which are designated as hedging instruments.

	March 31, 2019		December 31, 2018
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$0.8	$0.2	$0.8	$1.0
FTRs	1.1	—	3.0	—
Coal contracts	0.5	—	0.2	—
Total other current *	$2.4	$0.2	$4.0	$1.0

Other long-term
Natural gas contracts	$0.1	$—	$—	$0.1
Coal contracts	0.2	—	0.2	—
Total other long-term *	$0.3	$—	$0.2	$0.1
Total	$2.7	$0.2	$4.2	$1.1

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

03/31/2019 Form 10-Q	13	Wisconsin Public Service Corporation

Realized gains (losses) on derivatives are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	12.1 Dth	$(0.5)	13.0 Dth	$(1.7)
Petroleum products contracts	— gallons	—	0.7 gallons	0.1
FTRs	2.6 MWh	0.7	2.4 MWh	2.9
Total		$0.2		$1.3

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At both March 31, 2019 and December 31, 2018, we had posted cash collateral of $0.5 million in our margin accounts. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	March 31, 2019		December 31, 2018
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$2.7	$0.2	$4.2	$1.1
Gross amount not offset on the balance sheet	(0.2)	(0.2)	(0.8)	(1.1)	*
Net amount	$2.5	$—	$3.4	$—

*	Includes cash collateral posted of $0.3 million.

NOTE 12—GUARANTEES

As of March 31, 2019, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that extended credit to us which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 13—EMPLOYEE BENEFITS

The following tables show the components of net periodic pension and OPEB costs for our benefit plans:

	Pension Costs
	Three Months Ended March 31
(in millions)	2019	2018
Service cost	$2.3	$2.6
Interest cost	7.1	6.5
Expected return on plan assets	(12.0)	(12.2)
Amortization of net actuarial loss	4.4	5.0
Net periodic benefit cost	$1.8	$1.9

	OPEB Costs
	Three Months Ended March 31
(in millions)	2019	2018
Service cost	$1.1	$1.6
Interest cost	1.6	2.0
Expected return on plan assets	(4.1)	(4.4)
Amortization of prior service credit	(2.9)	(2.8)
Amortization of net actuarial loss	0.4	0.6
Net periodic benefit credit	$(3.9)	$(3.0)

03/31/2019 Form 10-Q	14	Wisconsin Public Service Corporation

During the three months ended March 31, 2019, we made contributions and payments of $0.2 million related to our pension plans. We did not contribute to our OPEB plans. We expect to make contributions and payments of $0.5 million related to our pension plans and an insignificant amount related to our OPEB plans during the remainder of 2019, dependent upon various factors affecting us, including our liquidity position and the effects of the new Tax Legislation.

NOTE 14—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the three months ended March 31, 2019.

The identifiable intangible assets other than goodwill listed below are classified as other long-term assets on our balance sheets.

	March 31, 2019			December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets *	$8.3	$(7.1)	$1.2	$8.3	$(6.8)	$1.5
Unamortized intangible assets	0.4	—	0.4	0.4	—	0.4
Total intangible assets	$8.7	$(7.1)	$1.6	$8.7	$(6.8)	$1.9

*
Represents a contractual service agreement that provides for major maintenance and protection against unforeseen maintenance costs related to the combustion turbine generators at the Fox Energy Center. The remaining amortization period at March 31, 2019 was approximately one year.

NOTE 15—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At March 31, 2019, we reported two segments, which are described below.

Our utility segment includes our electric and natural gas utility operations, which serve customers in northeastern and central Wisconsin. Our electric utility operations are engaged in the generation, distribution, and sale of electricity. Our natural gas utility operations are engaged in the purchase, distribution, and sale of natural gas to retail customers as well as the transportation of customer-owned natural gas.

Our other segment includes non-utility activities, as well as equity earnings from our investment in Wisconsin River Power Company.

The following tables show summarized financial information for the three months ended March 31, 2019 and 2018, related to our reportable segments:

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended March 31, 2019
Operating revenues	$395.8	$—	$395.8
Other operation and maintenance	104.2	0.2	104.4
Depreciation and amortization	40.3	—	40.3
Operating income (loss)	60.8	(0.2)	60.6
Other income, net	8.8	0.5	9.3
Interest expense	16.1	—	16.1

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended March 31, 2018
Operating revenues	$393.6	$—	$393.6
Other operation and maintenance	102.7	—	102.7
Depreciation and amortization	35.9	—	35.9
Operating income (loss)	69.3	(0.1)	69.2
Other income, net	8.9	0.4	9.3
Interest expense	12.8	—	12.8

03/31/2019 Form 10-Q	15	Wisconsin Public Service Corporation

NOTE 16—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of March 31, 2019, were $1,137.2 million.

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

Mercury and Air Toxics Standards

In December 2018, the EPA proposed to revise the Supplemental Cost Finding for the mercury and air toxics standards (MATS) rule as well as the CAA required risk and technology review (RTR). The EPA was required by the United States Supreme Court to review both costs and benefits of complying with the MATS rule. After its review of costs, the EPA determined that it is not appropriate and necessary to regulate hazardous air pollutant emissions from power plants under Section 112 of the CAA. As a result, under the proposed rule, the emission standards and other requirements of the MATS rule first enacted in 2012 would remain in place. The EPA is not proposing to remove coal-and oil-fired power plants from the list of sources that are regulated under Section 112. The EPA also proposes that no revisions to MATS are warranted based on the results of the RTR. As a result, we do not expect the proposed rule to have a material impact on our financial condition or operations.

Climate Change

In August 2018, the EPA issued a proposed replacement rule for the Clean Power Plan, the Affordable Clean Energy (ACE) rule. The proposed ACE rule would require the EPA to develop emission guidelines for states to use to develop their individual state plans. The state plans would focus on reducing GHG emissions by improving the efficiency of fossil-fueled power plants.

In December 2018, the EPA proposed to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The EPA determined that the best system of emission reduction (BSER) for new, modified, and reconstructed coal units is highly efficient generation that would be equivalent to supercritical steam conditions for larger units and subcritical steam conditions for smaller units. This proposed BSER would replace the determination from the previous rule, which identified BSER as partial carbon capture and storage.

03/31/2019 Form 10-Q	16	Wisconsin Public Service Corporation

In April 2019, WEC Energy Group issued a climate report, which analyzes its GHG reduction goals with respect to international efforts to limit future global temperature increases to less than two degrees Celsius. WEC Energy Group will continue to update this analysis as climate-change policies and relevant technologies evolve over time with a focus on preserving fuel diversity, lowering costs for customers, and reducing long-term GHG emissions.

WEC Energy Group's plan, which includes us, is to work with its industry peers, environmental groups, public policy makers, and customers, with goals of reducing CO2 emissions by approximately 40% and 80% below 2005 levels by 2030 and 2050, respectively. As a result of WEC Energy Group's generation reshaping plan, we have retired approximately 300 MW of coal generation in 2018, consisting of the Pulliam power plant and the jointly-owned Edgewater Unit 4 generation units.

We are required to report our CO2 equivalent emissions from our electric generating facilities under the EPA Greenhouse Gases Reporting Program. For 2018, we reported CO2 equivalent emissions of 6.4 million metric tonnes to the EPA.

We are also required to report CO2 equivalent emissions related to the natural gas that our natural gas operations distribute and sell. For 2018, we reported CO2 equivalent emissions of 3.6 million metric tonnes to the EPA.

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

In August 2014, the EPA issued a final regulation under Section 316(b) of the Clean Water Act that requires the location, design, construction, and capacity of cooling water intake structures at existing power plants to reflect the Best Technology Available (BTA) for minimizing adverse environmental impacts. The rule became effective in October 2014 and applies to all of our existing generating facilities with cooling water intake structures.

The rule requires state permitting agencies to make BTA determinations, subject to EPA oversight, over the next several years as facility permits are reissued. Based on our assessment, we believe that existing technologies at our operating facilities, except for Weston Unit 2, satisfy the BTA requirements. Based on the March 2018 reissued WPDES permit for Weston, the WDNR will not require physical modifications to the Weston Unit 2 intake structure to meet the BTA requirements based on low capacity use of the unit.

The WDNR made an interim BTA determination as part of the March 2018 reissued WPDES permit for Weston Units 3 and 4. We expect that the WDNR will conclude in the next permit reissuance that the existing cooling tower systems for Weston Units 3 and 4 are BTA.

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

This rule is being litigated and various petitions challenging it were consolidated in the United States Court of Appeals for the Fifth Circuit (Fifth Circuit). In April 2017, the EPA issued an administrative stay of certain compliance deadlines while further reviewing the rule. In September 2017, the EPA issued a final rule (Postponement Rule) to postpone the earliest compliance date to November 1, 2020 for the BATW. The latest ELG rule compliance date remains December 31, 2023 for any new wastewater treatment requirements contained in power plant discharge permits.

As a result of past capital investments completed to address ELG compliance, we believe our fleet overall is well positioned to meet the regulations. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. However, as currently constructed, the ELG rule will require additional wastewater treatment retrofits as well as installation of other equipment to minimize process water use. Due to completed generating unit retirements, we believe the only facility that will require bottom ash system modifications is Weston Unit 3. Based on preliminary engineering, the estimated rule compliance cost is approximately $20 million.

03/31/2019 Form 10-Q	17	Wisconsin Public Service Corporation

The Fifth Circuit issued a ruling in April 2019, striking down several portions of the ELG rule. The Fifth Circuit held that the legacy wastewater and combustion residual leachate provisions in the rule failed to meet the requirements of the Clean Water Act and the Administrative Procedure Act.

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	March 31, 2019	December 31, 2018
Regulatory assets	$122.6	$108.3
Reserves for future remediation	104.2	90.3

Consent Decrees

Weston and Pulliam Power Plants Consent Decree

In November 2009, the EPA issued an NOV to us, which alleged violations of the CAA's New Source Review requirements relating to certain projects completed at the Weston and Pulliam power plants from 1994 to 2009. We entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Eastern District of Wisconsin in March 2013. We retired Pulliam Units 7 and 8 on October 21, 2018. We completed the mitigation projects required and received a completeness letter from the EPA in October 2018. We plan to start the process to terminate the Consent Decree in 2019.

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

03/31/2019 Form 10-Q	18	Wisconsin Public Service Corporation

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

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31
(in millions)	2019	2018
Cash (paid) for interest, net of amount capitalized	$(1.9)	$(1.2)
Significant non-cash transactions:
Accounts payable related to construction costs	4.7	8.1

NOTE 18—REGULATORY ENVIRONMENT

2020 and 2021 Rates

In March 2019, we filed an application with the PSCW to increase our retail electric and natural gas rates, effective January 1, 2020. Our proposal is targeting an effective electric rate increase of approximately $49 million (4.9%) in 2020 and an additional increase of $49 million (4.9%) in 2021. For our natural gas customers, the proposal is targeting an effective rate increase of approximately $7 million (2.4%) in 2020 and an additional increase of $7 million (2.4%) in 2021. Our proposal reflects a ROE of 10.35% and a common equity component average of 52.0% on a financial basis. We also proposed to continue having an earnings sharing mechanism through 2021.

The proposed increases in our electric rates were driven by the inclusion of our SMRP, the Forward Wind Energy Center, and our investments in two solar projects in rates, along with continued investments in system reliability and the recovery of various regulatory deferrals, including the deferral of the revenue requirement for ReACT™ costs above a previously authorized level. Our proposed electric rates reflect our request to use $40 million of previously deferred tax benefits from the Tax Legislation to partially offset these increases. Our proposal also includes our request for approval to continue collecting the carrying value of Pulliam units 7 and 8 and the Edgewater 4 generating unit using the current approved composite depreciation rates, in addition to a return on the remaining carrying value of the units.

The proposed increases at our natural gas utility were driven by continued investment in our natural gas distribution system. Our proposed 2020 natural gas rate increase is net of approximately $7 million of previously deferred tax benefits from the Tax Legislation.

A final order is expected from the PSCW by the end of 2019, with rates effective January 1, 2020.

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

03/31/2019 Form 10-Q	19	Wisconsin Public Service Corporation

mechanism, if we earn above our authorized ROE, 50% of the first 50 basis points of additional utility earnings must be shared with customers. All utility earnings above the first 50 basis points must also be shared with customers.

Solar Generation Projects

On May 31, 2018, we, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire ownership interests in two solar projects in Wisconsin. Badger Hollow Solar Farm will be located in Iowa County, Wisconsin, and Two Creeks Solar Project will be located in Manitowoc County, Wisconsin. We will own 100 MW of the output of each project for a total of 200 MW. Our share of the cost of both projects is estimated to be $260 million. The PSCW approved the acquisition of these two projects in April 2019.

NOTE 19—NEW ACCOUNTING PRONOUNCEMENTS

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

Cloud Computing

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard allows entities who are customers in hosting arrangements that are service contracts to apply the existing internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The guidance specifies classification for capitalizing implementation costs and related amortization expense within the financial statements and requires additional disclosures. The guidance will be effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2019. Early adoption is permitted and can be applied either retrospectively or prospectively. We are currently evaluating the transition methods and the impact the adoption of this standard may have on our financial statements.

03/31/2019 Form 10-Q	20	Wisconsin Public Service Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our 2018 Annual Report on Form 10-K.

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

Reshaping Our Generation Fleet

WEC Energy Group has developed and is executing a plan to reshape its generation portfolio. This plan will balance reliability and customer cost with environmental stewardship. Taken as a whole, this plan should reduce costs to customers, preserve fuel diversity, and lower carbon emissions. Generation reshaping includes retiring older fossil fuel generation units, building state-of-the-art natural gas generation, and investing in cost-effective zero-carbon generation with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030 and by approximately 80% below 2005 levels by 2050. WEC Energy Group has retired approximately 1,800 MW of coal generation since the beginning of 2018 across its electric utilities, and expects to add additional natural gas-fired generating units and renewable generation, including utility-scale solar projects. We retired the Edgewater 4 generating unit in September 2018, and the Pulliam power plant in October 2018.

As part of its commitment to invest in zero-carbon generation, WEC Energy Group plans to invest in utility scale solar of up to 350 MW within its Wisconsin segment, which includes us. We have partnered with an unaffiliated utility to acquire ownership interests in two proposed solar projects in Wisconsin. Badger Hollow Solar Farm will be located in Iowa County, Wisconsin, and Two Creeks Solar Project will be located in Manitowoc County, Wisconsin. We will own 100 MW of the output of each project for a total of 200 MW. The PSCW approved the acquisition of these two projects in April 2019. Commercial operation for both projects is targeted for the end of 2020. As the cost of renewable energy generation continues to decline, solar projects have become cost effective opportunities for us and our customers to participate in renewable energy.

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

03/31/2019 Form 10-Q	21	Wisconsin Public Service Corporation

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019

Earnings

Our earnings for the three months ended March 31, 2019 were $40.9 million, compared to $49.8 million for the same quarter in 2018. See below for additional information on the $8.9 million decrease in earnings.

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

03/31/2019 Form 10-Q	22	Wisconsin Public Service Corporation

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the three months ended March 31, 2019 and 2018 was $60.8 million and $69.3 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income during the first quarter of 2019, compared with the same quarter in 2018, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended March 31
(in millions)	2019	2018	B (W)
Electric revenues	$277.9	$282.7	$(4.8)
Fuel and purchased power	100.9	101.3	0.4
Total electric margins	177.0	181.4	(4.4)

Natural gas revenues	117.9	110.9	7.0
Cost of natural gas sold	79.4	74.5	(4.9)
Total natural gas margins	38.5	36.4	2.1

Total electric and natural gas margins	215.5	217.8	(2.3)

Other operation and maintenance	104.2	102.7	(1.5)
Depreciation and amortization	40.3	35.9	(4.4)
Property and revenue taxes	10.2	9.9	(0.3)
Operating income	$60.8	$69.3	$(8.5)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2019	2018	B (W)
Operation and maintenance not included in line items below	$58.5	$57.4	$(1.1)
Transmission (1)	36.9	36.9	—
Regulatory amortizations and other pass through expenses (2)	8.8	8.4	(0.4)
Total other operation and maintenance	$104.2	$102.7	$(1.5)

(1)
The PSCW has approved escrow accounting for our American Transmission Company LLC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the first quarter of 2019 and 2018, $35.6 million and $36.3 million, respectively, of costs were billed to us by transmission providers.

(2)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

03/31/2019 Form 10-Q	23	Wisconsin Public Service Corporation

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	MWh (in thousands)
Electric Sales Volumes	2019	2018	B (W)
Customer class
Residential	758.2	743.4	14.8
Small commercial and industrial	972.3	966.5	5.8
Large commercial and industrial	948.0	975.1	(27.1)
Other	7.8	7.8	—
Total retail	2,686.3	2,692.8	(6.5)
Wholesale	572.0	605.4	(33.4)
Resale	261.2	252.2	9.0
Total sales in MWh	3,519.5	3,550.4	(30.9)

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2019	2018	B (W)
Customer class
Residential	127.7	116.8	10.9
Commercial and industrial	87.7	81.8	5.9
Total retail	215.4	198.6	16.8
Transport	133.3	132.2	1.1
Total sales in therms	348.7	330.8	17.9

	Three Months Ended March 31
	Degree Days
Weather *	2019	2018	B (W)
Heating (3,646 normal)	3,841	3,636	5.6%

*	Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Utility Margins

Electric utility margins decreased $4.4 million during the first quarter of 2019, compared with the same quarter in 2018. The significant factor impacting the lower electric utility margins was a $5.7 million quarter-over-quarter negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our electric margins are impacted by under- or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

This decrease in margins was partially offset by a $2.5 million increase in margins related to savings from the Tax Legislation that we are required to return to customers through bill credits or reductions in other regulatory assets. We received the PSCW order in May 2018, which required us to use 40% of the current 2018 and 2019 tax benefits to reduce certain regulatory assets. Prior to receiving the order, we recorded all of the expected benefits related to the Tax Legislation as if they would be returned to customers through bill credits. This increase in margins was offset by a corresponding increase in depreciation and amortization expense, resulting in no impact on net income.

Natural Gas Utility Margins

Natural gas utility margins increased $2.1 million during the first quarter of 2019, compared with the same quarter in 2018. The most significant factor impacting the higher natural gas utility margins was higher sales volumes, primarily driven by colder winter weather, customer growth, and higher use per retail customer.

03/31/2019 Form 10-Q	24	Wisconsin Public Service Corporation

Operating Income

Operating income at the utility segment decreased $8.5 million during the first quarter of 2019, compared with the same quarter in 2018. The decrease was driven by $6.2 million of higher operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), and the $2.3 million net decrease in margins discussed above.

The significant factors impacting the increase in operating expenses during the first quarter of 2019, compared with the same quarter in 2018, were:

•
A $4.4 million increase in depreciation and amortization driven by an increase in capital expenditures as we continue to execute on our capital plan and the $2.5 million increase related to the reduction in the first quarter of 2018 of certain WPS regulatory deferrals as a result of the PSCW's May 2018 order addressing the Tax Legislation.

•	A $3.9 million increase in benefit costs, primarily related to deferred compensation.

These increases in operating expenses were partially offset by a $3.0 million decrease in expenses across all of our plants, in part due to the retirements of Edgewater Unit 4 in September 2018 and Pulliam Units 7 and 8 in October 2018. This resulted in lower maintenance and labor costs during the first quarter of 2019.

Other Segment Contribution to Operating Income

	Three Months Ended March 31
(in millions)	2019	2018	B (W)
Operating loss	$(0.2)	$(0.1)	$(0.1)

Other Income, Net

	Three Months Ended March 31
(in millions)	2019	2018	B (W)
AFUDC – Equity	$0.6	$1.1	$(0.5)
Non-service components of net periodic benefit costs	4.7	4.5	0.2
Other, net	4.0	3.7	0.3
Other income, net	$9.3	$9.3	$—

Interest Expense

	Three Months Ended March 31
(in millions)	2019	2018	B (W)
Interest expense	$16.1	$12.8	$(3.3)

Interest expense increased $3.3 million during the first quarter of 2019, compared with the same quarter in 2018, primarily due to higher long-term debt balances and higher interest rates. The increase in debt balances is primarily related to continued capital investments.

Income Tax Expense

	Three Months Ended March 31
	2019	2018	B (W)
Effective tax rate	24.0%	24.2%	0.2%

We expect our 2019 annual effective tax rate to be between 24% and 25%.

03/31/2019 Form 10-Q	25	Wisconsin Public Service Corporation

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the three months ended March 31:

(in millions)	2019	2018	Change in 2019 Over 2018
Cash provided by (used in):
Operating activities	$99.8	$159.7	$(59.9)
Investing activities	(62.9)	(114.3)	51.4
Financing activities	(43.4)	(43.7)	0.3

Operating Activities

Net cash provided by operating activities decreased $59.9 million during the first quarter of 2019, compared with the same quarter in 2018, driven by:

•
A $67.9 million decrease in cash from higher payments for other operation and maintenance expenses. During the first quarter of 2019, our payments were higher for accounts payable and benefit costs, compared with the same quarter in 2018.

•
A $17.8 million decrease in cash related primarily to the impact of the Tax Legislation, which led to lower overall collections from customers during the first quarter of 2019, compared with the same quarter in 2018.

These decreases in net cash provided by operating activities were partially offset by a $35.6 million increase in cash, driven by the timing of payments for natural gas, which were lower in the first quarter of 2019. This increase in cash was also driven by higher amounts of inventory consumed during the first quarter of 2019, compared with the same quarter in 2018, to meet the requirements of our customers during the colder winter weather.

Investing Activities

Net cash used in investing activities decreased $51.4 million during the first quarter of 2019, compared with the same quarter in 2018, driven by:

•	The transfer of software assets to us from WBS for $23.3 million during the first quarter of 2018. There was no similar transfer during the same quarter in 2019.

•	A $20.6 million decrease in cash paid for capital expenditures during the first quarter of 2019, compared with the same quarter in 2018, which is discussed in more detail below.

Capital Expenditures

Capital expenditures for the three months ended March 31 were as follows:

(in millions)	2019	2018	Change in 2019 Over 2018
Capital expenditures	$70.0	$90.6	$(20.6)

The decrease in cash paid for capital expenditures during the first quarter of 2019, compared with the same quarter in 2018, was driven by a decrease in payments for upgrades to our electric distribution system, enterprise resource planning system, and SMRP.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects below for more information.

03/31/2019 Form 10-Q	26	Wisconsin Public Service Corporation

Financing Activities

Net cash used in financing activities decreased $0.3 million during the first quarter of 2019, compared with the same quarter in 2018, driven by a $105.0 million equity contribution received from our parent during the first quarter of 2019 related to balancing our capital structure. This increase in cash was substantially offset by a $104.7 million increase in net repayments of commercial paper during the first quarter of 2019, compared with the same quarter of 2018.

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

Working Capital

As of March 31, 2019, our current liabilities exceeded our current assets by $59.9 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

03/31/2019 Form 10-Q	27	Wisconsin Public Service Corporation

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

We are continuing work on the SMRP. This project involves modernizing parts of our electric distribution system, including burying or upgrading lines. The project focuses on constructing facilities to improve the reliability of electric service that we provide to our customers. We expect to invest approximately $185 million between 2019 and 2021 on this project. We also continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include the advanced metering infrastructure (AMI) program. AMI is an integrated system of smart meters, communication networks and data management systems that enable two-way communication between utilities and customers.

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

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. See Note 6, Short-Term Debt and Lines of Credit, and Note 12, Guarantees, for more information.

Contractual Obligations

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2018 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the first quarter of 2019.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. The following discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2018 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental matters, critical accounting policies and estimates, and other matters.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. These risks include, but are not limited to, the regulatory recovery risk described below. See Item 7. Management's

03/31/2019 Form 10-Q	28	Wisconsin Public Service Corporation

Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2018 Annual Report on Form 10-K for a discussion of other significant risks applicable to us.

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

Due to the Tax Legislation signed into law in December 2017, we remeasured our deferred taxes and recorded a tax benefit of $442.2 million. We have been returning the amortization of this tax benefit to ratepayers through bill credits and reductions to other regulatory assets, which we expect to continue.

We requested recovery of the costs related to the projects discussed below in our rate proposal we filed with the PSCW in March 2019. See Note 18, Regulatory Environment, for more information regarding our recent and pending rate proceedings and orders.

•
In June 2016, the PSCW approved the deferral of costs related to our ReACT™ project above the originally authorized $275.0 million level through 2017. The total cost of the ReACT™ project, excluding $51 million of AFUDC, was $342 million. In September 2017, the PSCW approved an extension of this deferral through 2019 as part of a settlement agreement. We will be required to obtain approval for collection of these deferred costs.

•
Prior to its acquisition by WEC Energy Group, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries, including us. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of March 31, 2019, we had not received any significant disallowances of the costs incurred for this project. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project.

Environmental Matters

See Note 16, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Legislation was signed into law. In May 2018, the PSCW issued a written order regarding how to refund certain tax savings from the Tax Legislation to our ratepayers. We expect that the various remaining impacts of the Tax Legislation on our operations will be addressed in our pending rate case we filed with the PSCW in March 2019. See Note 18, Regulatory Environment, for more information on our pending rate case. We are also working with the FERC to modify our formula rate tariffs for the impacts of the Tax Legislation, and we expect to receive FERC approval for the modified tariffs in 2019.

03/31/2019 Form 10-Q	29	Wisconsin Public Service Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2018 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 10, Fair Value Measurements, Note 11, Derivative Instruments, and Note 12, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2019 Form 10-Q	30	Wisconsin Public Service Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2018 Annual Report on Form 10-K. See Note 16, Commitments and Contingencies, and Note 18, Regulatory Environment, in this report for more information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed in Note 16, Commitments and Contingencies, and Note 18, Regulatory Environment, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material effect on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors presented in our 2018 Annual Report on Form 10-K. See Item 1A. Risk Factors in Part I of our Form 10-K for a discussion of certain risk factors applicable to us.

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

03/31/2019 Form 10-Q	31	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 3, 2019	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2019 Form 10-Q	32	Wisconsin Public Service Corporation