Form 10-Q
period 2019-06-30
WISCONSIN PUBLIC SERVICE CORP
filed 2019-08-06
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.
001-03016	WISCONSIN PUBLIC SERVICE CORPORATION	39-0715160
(A Wisconsin Corporation)
700 North Adams Street
P. O. Box 19001
Green Bay, WI 54307-9001
(800) 450-7260

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

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

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
June 30, 2019

All of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2019

06/30/2019 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Integrys	Integrys Holding, Inc.
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WEC Energy Group	WEC Energy Group, Inc.
WE	Wisconsin Electric Power Company
WG	Wisconsin Gas LLC

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BSER	Best System of Emission Reduction
BTA	Best Technology Available
CAA	Clean Air Act
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NOV	Notice of Violation
RTR	Risk and Technology Review

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
AMI	Advanced Metering Infrastructure
Badger Hollow I	Badger Hollow Solar Farm I
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
MISO	Midcontinent Independent System Operator, Inc.
ROE	Return on Equity
SMRP	System Modernization and Reliability Project
Tax Legislation	Tax Cuts and Jobs Act of 2017

06/30/2019 Form 10-Q	ii	Wisconsin Public Service Corporation

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

06/30/2019 Form 10-Q	1	Wisconsin Public Service Corporation

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

06/30/2019 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2019	2018	2019	2018
Operating revenues	$320.9	$350.1	$716.7	$743.7

Operating expenses
Cost of sales	113.3	128.6	293.6	304.4
Other operation and maintenance	96.9	105.4	201.3	208.1
Depreciation and amortization	40.8	33.6	81.1	69.5
Property and revenue taxes	10.1	10.1	20.3	20.1
Total operating expenses	261.1	277.7	596.3	602.1

Operating income	59.8	72.4	120.4	141.6

Other income, net	9.9	8.8	19.2	18.1
Interest expense	15.3	13.2	31.4	26.0
Other expense	(5.4)	(4.4)	(12.2)	(7.9)

Income before income taxes	54.4	68.0	108.2	133.7
Income tax expense	12.9	25.3	25.8	41.2
Net income	$41.5	$42.7	$82.4	$92.5

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2019 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED BALANCE SHEETS (Unaudited)	June 30,	December 31,
(in millions, except share and per share amounts)	2019	2018
Assets
Current assets
Cash and cash equivalents	$13.8	$8.9
Accounts receivable and unbilled revenues, net of reserves of $4.2	186.2	217.1
Accounts receivable from related parties	15.6	26.6
Materials, supplies, and inventories	105.5	103.0
Prepaid taxes	57.5	41.4
Other	11.6	9.2
Current assets	390.2	406.2

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $1,667.4 and $1,620.5, respectively	4,250.0	4,150.1
Regulatory assets	485.6	485.6
Goodwill	36.4	36.4
Pension and OPEB assets	96.2	92.8
Other	45.8	46.6
Long-term assets	4,914.0	4,811.5
Total assets	$5,304.2	$5,217.7

Liabilities and Equity
Current liabilities
Short-term debt	$265.3	$284.4
Accounts payable	135.2	145.4
Accounts payable to related parties	45.3	54.2
Other	67.3	79.4
Current liabilities	513.1	563.4

Long-term liabilities
Long-term debt	1,315.1	1,314.7
Deferred income taxes	569.1	520.8
Deferred investment tax credits	6.3	6.4
Regulatory liabilities	758.7	785.7
Environmental remediation liabilities	104.2	90.3
Pension and OPEB obligations	31.0	37.3
Other	109.3	129.2
Long-term liabilities	2,893.7	2,884.4

Commitments and contingencies (Note 16)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,221.0	1,115.9
Retained earnings	580.8	558.4
Common shareholder's equity	1,897.4	1,769.9
Total liabilities and equity	$5,304.2	$5,217.7

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2019 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2019	2018
Operating Activities
Net income	$82.4	$92.5
Reconciliation to cash provided by operating activities
Depreciation and amortization	81.1	69.5
Deferred income taxes and investment tax credits, net	44.3	15.7
Contributions and payments related to pension and OPEB plans	(0.3)	(0.4)
Change in –
Accounts receivable and unbilled revenues	35.3	5.6
Materials, supplies, and inventories	(2.5)	(1.5)
Prepaid taxes	(16.1)	13.9
Other current assets	(1.2)	7.7
Accounts payable	(42.7)	50.0
Accrued taxes	(8.5)	5.8
Other current liabilities	(6.2)	(4.8)
Other, net	(8.2)	(1.6)
Net cash provided by operating activities	157.4	252.4

Investing Activities
Capital expenditures	(186.2)	(193.4)
Proceeds from cash surrender value of life insurance	6.6	—
Acquisition of Forward Wind Energy Center	—	(77.1)
Payments for assets transferred from WBS	—	(23.7)
Other, net	1.4	1.6
Net cash used in investing activities	(178.2)	(292.6)

Financing Activities
Change in short-term debt	(19.1)	24.1
Payment of dividends to parent	(60.0)	(60.0)
Equity contribution from parent	105.0	70.0
Other, net	(0.2)	—
Net cash provided by financing activities	25.7	34.1

Net change in cash and cash equivalents	4.9	(6.1)
Cash and cash equivalents at beginning of period	8.9	7.9
Cash and cash equivalents at end of period	$13.8	$1.8

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2019 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF EQUITY (Unaudited)

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2018	$95.6	$1,115.9	$558.4	$1,769.9
Net income	—	—	40.9	40.9
Equity contribution from parent	—	105.0	—	105.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at March 31, 2019	$95.6	$1,220.9	$569.3	$1,885.8
Net income	—	—	41.5	41.5
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at June 30, 2019	$95.6	$1,221.0	$580.8	$1,897.4

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2017	$95.6	$996.1	$525.6	$1,617.3
Net income	—	—	49.8	49.8
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at March 31, 2018	$95.6	$996.1	$545.4	$1,637.1
Net income	—	—	42.7	42.7
Equity contribution from parent	—	70.0	—	70.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	(0.3)	—	(0.3)
Balance at June 30, 2018	$95.6	$1,065.8	$558.1	$1,719.5

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2019 Form 10-Q	6	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2019

NOTE 1—GENERAL INFORMATION

Wisconsin Public Service Corporation serves approximately 447,000 electric customers and 330,800 natural gas customers.

As used in these notes, the term "financial statements" refers to the condensed financial statements. This includes the income statements, balance sheets, statements of cash flows, and statements of equity, unless otherwise noted. In this report, when we refer to "the Company," "us," "we," "our," or "ours," we are referring to Wisconsin Public Service Corporation.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2018. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of expected results for 2019 due to seasonal variations and other factors.

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

06/30/2019 Form 10-Q	7	Wisconsin Public Service Corporation

Disaggregation of Operating Revenues

The following tables present our operating revenues disaggregated by revenue source for our utility segment. We do not have any revenues associated with our other segment. We disaggregate revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. For our utility segment, revenues are further disaggregated by electric and natural gas operations and then by customer class. Each customer class within our electric and natural gas operations have different expectations of service, energy and demand requirements, and are impacted by regulatory activities within their jurisdictions.

	Wisconsin Public Service Corporation
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Electric utility	$264.6	$292.5	$541.6	$574.6
Natural gas utility	56.4	56.9	174.0	167.5
Total revenues from contracts with customers	321.0	349.4	715.6	742.1
Other operating revenues	(0.1)	0.7	1.1	1.6
Total operating revenues	$320.9	$350.1	$716.7	$743.7

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Residential	$82.7	$90.9	$177.7	$185.1
Small commercial and industrial	85.3	88.4	169.4	177.2
Large commercial and industrial	57.7	64.9	109.2	115.9
Other	2.1	2.2	4.2	4.3
Total retail revenues	227.8	246.4	460.5	482.5
Wholesale	24.2	35.3	53.6	68.9
Resale	6.9	8.0	16.4	18.1
Other utility revenues	5.7	2.8	11.1	5.1
Total electric utility operating revenues	$264.6	$292.5	$541.6	$574.6

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Natural Gas Utility Operating Revenues
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Residential	$30.7	$26.5	$104.4	$97.2
Commercial and industrial	16.0	15.3	62.3	59.3
Total retail revenues	46.7	41.8	166.7	156.5
Transport	3.9	4.0	9.2	12.0
Other utility revenues *	5.8	11.1	(1.9)	(1.0)
Total natural gas utility operating revenues	$56.4	$56.9	$174.0	$167.5

*	Includes amounts collected from (refunded to) customers for purchased gas adjustment costs.

06/30/2019 Form 10-Q	8	Wisconsin Public Service Corporation

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Late payment charges	$0.8	$0.8	$1.8	$1.7
Rental revenues	0.1	0.1	0.1	0.1
Alternative revenues *	(1.0)	(0.2)	(0.8)	(0.2)
Total other operating revenues	$(0.1)	$0.7	$1.1	$1.6

*
Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to wholesale customers subject to true-ups.

NOTE 4—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2019 and December 31, 2018. For more information on our regulatory assets and liabilities, see Note 5, Regulatory Assets and Liabilities, in our 2018 Annual Report on Form 10-K.

(in millions)	June 30, 2019	December 31, 2018
Regulatory assets
Pension and OPEB costs	$183.3	$189.8
Environmental remediation costs	125.2	108.3
Plant retirements	76.6	78.1
Income tax related items	38.1	38.1
Asset retirement obligations	21.1	11.5
Termination of a tolling agreement with Fox Energy Company LLC	16.3	21.7
De Pere Energy Center	5.2	10.1
Other, net	19.8	28.3
Total regulatory assets	$485.6	$485.9

Balance sheet presentation
Other current assets	$—	$0.3
Regulatory assets	485.6	485.6
Total regulatory assets	$485.6	$485.9

(in millions)	June 30, 2019	December 31, 2018
Regulatory liabilities
Income tax related items	$416.0	$418.8
Removal costs	233.4	241.8
Pension and OPEB costs	71.7	72.6
Earnings sharing mechanism	21.3	21.2
Energy costs refundable through rate adjustments	16.7	14.3
Electric transmission costs	6.5	9.7
Other, net	2.7	14.5
Total regulatory liabilities	$768.3	$792.9

Balance sheet presentation
Other current liabilities	$9.6	$7.2
Regulatory liabilities	758.7	785.7
Total regulatory liabilities	$768.3	$792.9

06/30/2019 Form 10-Q	9	Wisconsin Public Service Corporation

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 6—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2019	December 31, 2018
Commercial paper
Amount outstanding	$265.3	$284.4
Weighted-average interest rate on amounts outstanding	2.53%	2.85%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2019 was $245.2 million with a weighted-average interest rate during the period of 2.67%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	June 30, 2019
Revolving credit facility	October 2022	$400.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		265.3
Available capacity under existing agreement		$133.4

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

06/30/2019 Form 10-Q	10	Wisconsin Public Service Corporation

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

Related to our investment in the Two Creeks Solar Project, we, along with an unaffiliated utility, entered into several land leases in Manitowoc County, Wisconsin that commenced in the third quarter of 2019. The leases are for a total of approximately 900 acres of land and each has an initial term of 30 years with two optional 10-year extensions.

NOTE 8—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	June 30, 2019	December 31, 2018
Materials and supplies	$52.3	$48.9
Fossil fuel	34.9	29.2
Natural gas in storage	18.3	24.9
Total	$105.5	$103.0

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

NOTE 9—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$11.4	21.0%	$14.3	21.0%
State income taxes net of federal tax benefit	3.3	6.1%	4.2	6.2%
Federal excess deferred tax amortization	(1.2)	(2.2)%	7.5	11.1%
Other	(0.6)	(1.2)%	(0.7)	(1.1)%
Total income tax expense	$12.9	23.7%	$25.3	37.2%

06/30/2019 Form 10-Q	11	Wisconsin Public Service Corporation

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$22.7	21.0%	$28.1	21.0%
State income taxes net of federal tax benefit	6.7	6.2%	8.3	6.2%
Federal excess deferred tax amortization	(2.5)	(2.3)%	5.9	4.4%
Other	(1.1)	(1.1)%	(1.1)	(0.8)%
Total income tax expense	$25.8	23.8%	$41.2	30.8%

The effective tax rates of 23.7% and 23.8% for the three and six months ended June 30, 2019, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to state income taxes, partially offset by the impact of the Tax Legislation.

The effective tax rates of 37.2% and 30.8% for the three and six months ended June 30, 2018, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to state income taxes and the accounting treatment of the PSCW's order regarding the benefits associated with the Tax Legislation.

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

We recognize transfers between levels of the fair value hierarchy at their value as of the end of the reporting period.

06/30/2019 Form 10-Q	12	Wisconsin Public Service Corporation

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.2	$—	$—	$0.2
FTRs	—	—	4.6	4.6
Coal contracts	—	0.7	—	0.7
Total derivative assets	$0.2	$0.7	$4.6	$5.5

Derivative liabilities
Natural gas contracts	$3.9	$0.1	$—	$4.0

	December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.8	$—	$—	$0.8
FTRs	—	—	3.0	3.0
Coal contracts	—	0.4	—	0.4
Total derivative assets	$0.8	$0.4	$3.0	$4.2

Derivative liabilities
Natural gas contracts	$1.1	$—	$—	$1.1

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Balance at the beginning of period	$1.1	$0.7	$3.0	$2.0
Purchases	5.4	9.0	5.4	9.0
Settlements	(1.9)	(1.7)	(3.8)	(3.0)
Balance at the end of period	$4.6	$8.0	$4.6	$8.0

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2019		December 31, 2018
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$1,315.1	$1,467.3	$1,314.7	$1,372.9

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

We record derivative instruments on our balance sheets as an asset or liability measured at fair value unless they qualify for the normal purchases and sales exception and are so designated. We continually assess our contracts designated as normal and will

06/30/2019 Form 10-Q	13	Wisconsin Public Service Corporation

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

The following table shows our derivative assets and derivative liabilities, none of which are designated as hedging instruments.

	June 30, 2019		December 31, 2018
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$0.2	$3.7	$0.8	$1.0
FTRs	4.6	—	3.0	—
Coal contracts	0.4	—	0.2	—
Total other current *	$5.2	$3.7	$4.0	$1.0

Other long-term
Natural gas contracts	$—	$0.3	$—	$0.1
Coal contracts	0.3	—	0.2	—
Total other long-term *	$0.3	$0.3	$0.2	$0.1
Total	$5.5	$4.0	$4.2	$1.1

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivatives are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	8.7 Dth	$(0.7)	8.3 Dth	$(0.3)
Petroleum products contracts	— gallons	—	0.6 gallons	0.1
FTRs	2.4 MWh	2.5	2.0 MWh	3.0
Total		$1.8		$2.8

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	20.8 Dth	$(1.2)	21.3 Dth	$(2.0)
Petroleum products contracts	— gallons	—	1.3 gallons	0.2
FTRs	5.0 MWh	3.2	4.4 MWh	5.9
Total		$2.0		$4.1

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2019 and December 31, 2018, we had posted cash collateral of $5.0 million and $0.5 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets.

06/30/2019 Form 10-Q	14	Wisconsin Public Service Corporation

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2019			December 31, 2018
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$5.5	$4.0		$4.2	$1.1
Gross amount not offset on the balance sheet	(0.2)	(3.8)	(1)	(0.8)	(1.1)	(2)
Net amount	$5.3	$0.2		$3.4	$—

(1)	Includes cash collateral posted of $3.6 million.

(2)	Includes cash collateral posted of $0.3 million.

NOTE 12—GUARANTEES

As of June 30, 2019, we had $21.2 million of standby letters of credit issued by financial institutions for the benefit of third parties that extended credit to us which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 13—EMPLOYEE BENEFITS

The following tables show the components of net periodic pension and OPEB costs for our benefit plans:

	Pension Costs
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Service cost	$2.0	$2.6	$4.3	$5.2
Interest cost	7.0	6.5	14.1	13.0
Expected return on plan assets	(12.0)	(11.9)	(24.0)	(24.1)
Amortization of net actuarial loss	4.5	5.5	8.9	10.5
Net periodic benefit cost	$1.5	$2.7	$3.3	$4.6

	OPEB Costs
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Service cost	$1.0	$1.5	$2.1	$3.1
Interest cost	1.7	2.1	3.3	4.1
Expected return on plan assets	(4.2)	(4.5)	(8.3)	(8.9)
Amortization of prior service credit	(2.8)	(2.9)	(5.7)	(5.7)
Amortization of net actuarial loss	0.4	0.6	0.8	1.2
Net periodic benefit credit	$(3.9)	$(3.2)	$(7.8)	$(6.2)

During the six months ended June 30, 2019, we made contributions and payments of $0.3 million related to our pension plans. We did not contribute to our OPEB plans. We expect to make contributions and payments of $0.4 million related to our pension plans and an insignificant amount related to our OPEB plans during the remainder of 2019, dependent upon various factors affecting us, including our liquidity position and the effects of the Tax Legislation.

NOTE 14—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the six months ended June 30, 2019.

06/30/2019 Form 10-Q	15	Wisconsin Public Service Corporation

The identifiable intangible assets other than goodwill listed below are classified as other long-term assets on our balance sheets.

	June 30, 2019			December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets *	$8.3	$(7.4)	$0.9	$8.3	$(6.8)	$1.5
Unamortized intangible assets	0.4	—	0.4	0.4	—	0.4
Total intangible assets	$8.7	$(7.4)	$1.3	$8.7	$(6.8)	$1.9

*
Represents a contractual service agreement that provides for major maintenance and protection against unforeseen maintenance costs related to the combustion turbine generators at the Fox Energy Center. The remaining amortization period at June 30, 2019 was less than one year.

NOTE 15—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At June 30, 2019, we reported two segments, which are described below.

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

Our other segment includes equity earnings from our investment in Wisconsin River Power Company.

The following tables show summarized financial information for the three and six months ended June 30, 2019 and 2018, related to our reportable segments:

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended June 30, 2019
Operating revenues	$320.9	$—	$320.9
Other operation and maintenance	96.9	—	96.9
Depreciation and amortization	40.8	—	40.8
Operating income	59.8	—	59.8
Other income, net	9.5	0.4	9.9
Interest expense	15.3	—	15.3

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended June 30, 2018
Operating revenues	$350.1	$—	$350.1
Other operation and maintenance	105.2	0.2	105.4
Depreciation and amortization	33.6	—	33.6
Operating income (loss)	72.6	(0.2)	72.4
Other income, net	7.9	0.9	8.8
Interest expense	13.2	—	13.2

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Six Months Ended June 30, 2019
Operating revenues	$716.7	$—	$716.7
Other operation and maintenance	201.3	—	201.3
Depreciation and amortization	81.1	—	81.1
Operating income	120.4	—	120.4
Other income, net	18.5	0.7	19.2
Interest expense	31.4	—	31.4

06/30/2019 Form 10-Q	16	Wisconsin Public Service Corporation

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Six Months Ended June 30, 2018
Operating revenues	$743.7	$—	$743.7
Other operation and maintenance	207.9	0.2	208.1
Depreciation and amortization	69.5	—	69.5
Operating income (loss)	141.9	(0.3)	141.6
Other income, net	16.8	1.3	18.1
Interest expense	26.0	—	26.0

NOTE 16—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2019, were approximately $1.2 billion.

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

Mercury and Air Toxics Standards

In December 2018, the EPA proposed to revise the Supplemental Cost Finding for the MATS rule as well as the CAA required RTR. The EPA was required by the United States Supreme Court to review both costs and benefits of complying with the MATS rule. After its review of costs, the EPA determined that it is not appropriate and necessary to regulate hazardous air pollutant emissions from power plants under Section 112 of the CAA. As a result, under the proposed rule, the emission standards and other requirements of the MATS rule first enacted in 2012 would remain in place. The EPA is not proposing to remove coal-and oil-fired power plants from the list of sources that are regulated under Section 112. The EPA also proposes that no revisions to MATS are warranted based on the results of the RTR. As a result, we do not expect the proposed rule to have a material impact on our financial condition or operations.

06/30/2019 Form 10-Q	17	Wisconsin Public Service Corporation

Climate Change

In July 2019, the EPA published the ACE rule, which provides existing coal-fired generating units with standards for achieving GHG emission reductions. The rule was finalized in conjunction with two other separate and distinct rulemakings, (1) the repeal of the Clean Power Plan, and (2) revised implementing regulations for ACE, ongoing emissions guidelines, and all future emission guidelines for existing sources issued under CAA section 111(d). Every state's plan to implement ACE would need to focus on reducing GHG emissions by improving the efficiency of fossil-fueled power plants. The rule is being litigated.

In December 2018, the EPA proposed to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The EPA determined that the BSER for new, modified, and reconstructed coal units is highly efficient generation that would be equivalent to supercritical steam conditions for larger units and subcritical steam conditions for smaller units. This proposed BSER would replace the determination from the previous rule, which identified BSER as partial carbon capture and storage.

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

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

In August 2014, the EPA issued a final regulation under Section 316(b) of the Clean Water Act that requires the location, design, construction, and capacity of cooling water intake structures at existing power plants to reflect the BTA for minimizing adverse environmental impacts. The rule became effective in October 2014 and applies to all of our existing generating facilities with cooling water intake structures.

We have received BTA determinations for Weston Units 2, 3, and 4. As a result, we do not expect to incur any significant additional costs to comply with this regulation.

Steam Electric Effluent Limitation Guidelines

The EPA's final ELG rule took effect in January 2016. This rule created new requirements for several types of power plant wastewaters. The requirement that affects us relates to discharge limits for BATW.

This rule is being litigated and various petitions challenging it were consolidated in the United States Court of Appeals for the Fifth Circuit. In April 2017, the EPA issued an administrative stay of certain compliance deadlines while further reviewing the rule. In September 2017, the EPA issued a final rule (Postponement Rule) to postpone the earliest compliance date to November 1, 2020 for the BATW. The latest ELG rule compliance date remains December 31, 2023 for any new wastewater treatment requirements contained in power plant discharge permits.

As a result of past capital investments completed to address ELG compliance, we believe our fleet overall is well positioned to meet the regulations. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. However, in its current form, the ELG rule would require additional wastewater treatment retrofits and the installation of other equipment to minimize process water use. Due to completed generating unit retirements, we believe the only facility that would require bottom ash system modifications is Weston Unit 3. Based on preliminary engineering, the estimated rule compliance cost is approximately $20 million.

06/30/2019 Form 10-Q	18	Wisconsin Public Service Corporation

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	June 30, 2019	December 31, 2018
Regulatory assets	$125.2	$108.3
Reserves for future remediation	104.2	90.3

Consent Decrees

Weston and Pulliam Power Plants Consent Decree

In November 2009, the EPA issued an NOV to us, which alleged violations of the CAA's New Source Review requirements relating to certain projects completed at the Weston and Pulliam power plants from 1994 to 2009. We entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Eastern District of Wisconsin in March 2013. We retired Pulliam Units 7 and 8 in October 2018. We also completed the mitigation projects required and received a completeness letter from the EPA in October 2018. We have started the process to terminate the Consent Decree.

Joint Ownership Power Plants Consent Decree – Columbia and Edgewater

In December 2009, the EPA issued an NOV to Wisconsin Power and Light, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric, WE (former co-owner of an Edgewater unit), and us. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. We, along with Wisconsin Power and Light, Madison Gas and Electric, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater 4 generating unit was retired in September 2018.

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

06/30/2019 Form 10-Q	19	Wisconsin Public Service Corporation

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2019	2018
Cash (paid) for interest, net of amount capitalized	$(30.4)	$(26.1)
Cash (paid) for income taxes, net	(9.4)	(8.6)
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	31.3	13.0
Accounts payable related to the transfer of certain software assets from affiliates	—	5.5

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

06/30/2019 Form 10-Q	20	Wisconsin Public Service Corporation

Solar Generation Projects

On May 31, 2018, we, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire ownership interests in two solar projects in Wisconsin. Badger Hollow I will be located in Iowa County, Wisconsin, and Two Creeks Solar Project will be located in Manitowoc County, Wisconsin. We will own 100 MW of the output of each project for a total of 200 MW. Our share of the cost of both projects is estimated to be $260 million. The PSCW approved the acquisition of these two projects in April 2019. Commercial operation for both projects is targeted for the end of 2020.

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

Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework: Changes to the Disclosure Requirements for Defined Benefit Plans. The pronouncement modifies the disclosure requirements for defined benefit pension and other postretirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The modifications affect annual period disclosures and must be applied on a retrospective basis to all periods presented. The guidance will be effective for annual reporting periods ending after December 15, 2020, with early adoption permitted. We are currently evaluating the effects of this pronouncement on our Notes to Consolidated Financial Statements.

06/30/2019 Form 10-Q	21	Wisconsin Public Service Corporation

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

As part of its commitment to invest in zero-carbon generation, WEC Energy Group plans to invest in utility scale solar of up to 350 MW within its Wisconsin segment, which includes us. We have partnered with an unaffiliated utility to acquire ownership interests in two proposed solar projects in Wisconsin. Badger Hollow Solar Farm I will be located in Iowa County, Wisconsin, and Two Creeks Solar Project will be located in Manitowoc County, Wisconsin. We will own 100 MW of the output of each project for a total of 200 MW. The PSCW approved the acquisition of these two projects in April 2019. Commercial operation for both projects is targeted for the end of 2020. As the cost of renewable energy generation continues to decline, these solar projects have become cost effective opportunities for us and our customers to participate in renewable energy.

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

06/30/2019 Form 10-Q	22	Wisconsin Public Service Corporation

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2019

Earnings

Our earnings for the three months ended June 30, 2019 were $41.5 million, compared to $42.7 million for the same quarter in 2018. See below for additional information on the $1.2 million decrease in earnings.

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

06/30/2019 Form 10-Q	23	Wisconsin Public Service Corporation

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the three months ended June 30, 2019 and 2018 was $59.8 million and $72.6 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income during the second quarter of 2019, compared with the same quarter in 2018, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended June 30
(in millions)	2019	2018	B (W)
Electric revenues	$264.2	$292.9	$(28.7)
Fuel and purchased power	83.3	98.2	14.9
Total electric margins	180.9	194.7	(13.8)

Natural gas revenues	56.7	57.2	(0.5)
Cost of natural gas sold	30.0	30.4	0.4
Total natural gas margins	26.7	26.8	(0.1)

Total electric and natural gas margins	207.6	221.5	(13.9)

Other operation and maintenance	96.9	105.2	8.3
Depreciation and amortization	40.8	33.6	(7.2)
Property and revenue taxes	10.1	10.1	—
Operating income	$59.8	$72.6	$(12.8)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2019	2018	B (W)
Operation and maintenance not included in line items below	$53.3	$60.6	$7.3
Transmission (1)	35.9	36.6	0.7
Regulatory amortizations and other pass through expenses (2)	7.7	8.0	0.3
Total other operation and maintenance	$96.9	$105.2	$8.3

(1)
Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended June 30, 2019 and 2018, $34.0 million and $31.3 million, respectively, of costs were billed to us by transmission providers.

(2)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

06/30/2019 Form 10-Q	24	Wisconsin Public Service Corporation

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2019	2018	B (W)
Customer class
Residential	601.8	658.8	(57.0)
Small commercial and industrial	963.4	1,009.8	(46.4)
Large commercial and industrial	1,001.5	1,022.5	(21.0)
Other	5.4	5.5	(0.1)
Total retail	2,572.1	2,696.6	(124.5)
Wholesale	523.7	633.4	(109.7)
Resale	184.7	232.8	(48.1)
Total sales in MWh	3,280.5	3,562.8	(282.3)

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2019	2018	B (W)
Customer class
Residential	41.5	38.6	2.9
Commercial and industrial	32.5	39.2	(6.7)
Total retail	74.0	77.8	(3.8)
Transport	97.2	99.6	(2.4)
Total sales in therms	171.2	177.4	(6.2)

	Three Months Ended June 30
	Degree Days
Weather *	2019	2018	B (W)
Heating (951 normal)	1,040	1,081	(3.8)%
Cooling (136 normal)	78	215	(63.7)%

*	Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Utility Margins

Electric utility margins decreased $13.8 million during the second quarter of 2019, compared with the same quarter in 2018. The significant factors impacting the lower electric utility margins were:

•
A $7.2 million decrease in margins related to savings from the Tax Legislation that we are required to return to customers through bill credits or reductions in other regulatory assets. This decrease in margins was offset by the net impact of a $12.3 million decrease in income taxes and a $5.1 million increase in depreciation and amortization expense. We received the PSCW order in May 2018, which required us to use 40% of the current 2018 and 2019 tax benefits to reduce certain regulatory assets. Prior to receiving the order, we recorded all of the expected benefits related to the Tax Legislation as if they would be returned to customers through bill credits, which resulted in a decrease in revenues in the first quarter of 2018. After receiving the order during the second quarter of 2018, we reversed a portion of this decrease in revenues we had assumed would be returned to customers as bill credits and instead applied the tax savings by reducing the regulatory assets.

•
A $6.8 million decrease related to lower retail sales volumes during the second quarter of 2019, primarily driven by unfavorable weather. As measured by cooling degree days, the second quarter of 2019 was 63.7% cooler than the same quarter in 2018. As measured by heating degree days, the second quarter of 2019 was 3.8% warmer than the same quarter in 2018.

Natural Gas Utility Margins

Natural gas utility margins decreased $0.1 million during the second quarter of 2019, compared with the same quarter in 2018.

06/30/2019 Form 10-Q	25	Wisconsin Public Service Corporation

Operating Income

Operating income at the utility segment decreased $12.8 million during the second quarter of 2019, compared with the same quarter in 2018. This decrease was driven by the $13.9 million decrease in margins discussed above, partially offset by $1.1 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes).

The significant factors impacting the decrease in operating expenses during the second quarter of 2019, compared with the same quarter in 2018, were:

•
A $6.2 million decrease in operation and maintenance expenses across all of our plants, in part due to the retirements of Edgewater Unit 4 in September 2018 and Pulliam Units 7 and 8 in October 2018. This resulted in lower maintenance and labor costs during the second quarter of 2019.

•
A $2.6 million decrease in costs related to renewable energy projects associated with the reshaping of WEC Energy Group's generation fleet during the second quarter of 2019, compared with the same period in 2018.

These decreases in operating expenses were partially offset by a $7.2 million increase in depreciation and amortization, driven by capital expenditures as we continue to execute on our capital plans, as well as an increase related to the reduction of certain regulatory assets as a result of the PSCW's May 2018 order addressing the Tax Legislation, as discussed in electric margins above.

Other Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2019	2018	B (W)
Operating loss	$—	$(0.2)	$0.2

Other Income, Net

	Three Months Ended June 30
(in millions)	2019	2018	B (W)
AFUDC – Equity	$1.2	$1.1	$0.1
Non-service components of net periodic benefit costs	4.3	3.8	0.5
Other, net	4.4	3.9	0.5
Other income, net	$9.9	$8.8	$1.1

Interest Expense

	Three Months Ended June 30
(in millions)	2019	2018	B (W)
Interest expense	$15.3	$13.2	$(2.1)

Interest expense increased $2.1 million during the second quarter of 2019, compared with the same quarter in 2018, primarily due to higher long-term debt balances and higher interest rates. The increase in debt balances is primarily related to continued capital investments.

Income Tax Expense

	Three Months Ended June 30
	2019	2018	B (W)
Effective tax rate	23.7%	37.2%	13.5%

Our effective tax rate decreased by 13.5% when compared with the second quarter of 2018, primarily due to the impact of the Tax Legislation. See Note 9, Income Taxes, and Note 18, Regulatory Environment, for more information.

06/30/2019 Form 10-Q	26	Wisconsin Public Service Corporation

SIX MONTHS ENDED JUNE 30, 2019

Earnings

Our earnings for the six months ended June 30, 2019 were $82.4 million, compared to $92.5 million for the same period in 2018. See below for additional information on the $10.1 million decrease in earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the six months ended June 30, 2019 and 2018 was $120.4 million and $141.9 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

Utility Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2019	2018	B (W)
Electric revenues	$542.1	$575.6	$(33.5)
Fuel and purchased power	184.2	199.5	15.3
Total electric margins	357.9	376.1	(18.2)

Natural gas revenues	174.6	168.1	6.5
Cost of natural gas sold	109.4	104.9	(4.5)
Total natural gas margins	65.2	63.2	2.0

Total electric and natural gas margins	423.1	439.3	(16.2)

Other operation and maintenance	201.3	207.9	6.6
Depreciation and amortization	81.1	69.5	(11.6)
Property and revenue taxes	20.3	20.0	(0.3)
Operating income	$120.4	$141.9	$(21.5)

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2019	2018	B (W)
Operation and maintenance not included in line items below	$112.0	$118.0	$6.0
Transmission (1)	72.8	73.5	0.7
Regulatory amortizations and other pass through expenses (2)	16.5	16.4	(0.1)
Total other operation and maintenance	$201.3	$207.9	$6.6

06/30/2019 Form 10-Q	27	Wisconsin Public Service Corporation

(1)
Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2019 and 2018, $69.5 million and $67.6 million, respectively, of costs were billed to us by transmission providers.

(2)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2019	2018	B (W)
Customer class
Residential	1,360.0	1,402.2	(42.2)
Small commercial and industrial	1,935.7	1,976.3	(40.6)
Large commercial and industrial	1,949.5	1,997.6	(48.1)
Other	13.2	13.3	(0.1)
Total retail	5,258.4	5,389.4	(131.0)
Wholesale	1,095.7	1,238.8	(143.1)
Resale	445.9	485.0	(39.1)
Total sales in MWh	6,800.0	7,113.2	(313.2)

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2019	2018	B (W)
Customer Class
Residential	169.2	155.4	13.8
Commercial and industrial	120.2	121.0	(0.8)
Total retail	289.4	276.4	13.0
Transport	230.5	231.8	(1.3)
Total sales in therms	519.9	508.2	11.7

	Six Months Ended June 30
	Degree Days
Weather *	2019	2018	B (W)
Heating (4,597 normal)	4,881	4,717	3.5%
Cooling (136 normal)	78	215	(63.7)%

*	Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Utility Margins

Electric utility margins decreased $18.2 million during the six months ended June 30, 2019, compared with the same period in 2018. The significant factors impacting the lower electric utility margins were:

•
A $7.7 million decrease related to lower retail sales volumes during the six months ended June 30, 2019, primarily driven by unfavorable weather in the second quarter of 2019. As measured by cooling degree days, the six months ended June 30, 2019 were 63.7% cooler than the same period in 2018.

•
A $4.7 million decrease in margins related to savings from the Tax Legislation that we are required to return to customers through bill credits or reductions in other regulatory assets. This decrease in margins was offset by the net impact of a $12.3 million decrease in income taxes and a $7.6 million increase in depreciation and amortization expense. We received the PSCW order in May 2018, which required us to use 40% of the current 2018 and 2019 tax benefits to reduce certain regulatory assets.

06/30/2019 Form 10-Q	28	Wisconsin Public Service Corporation

•
A $3.5 million decrease in wholesale margins driven by lower sales volumes to UMERC. UMERC's new natural gas-fired generation in the Upper Peninsula of Michigan began commercial operation on March 31, 2019, at which time we ceased providing wholesale services to UMERC.

Natural Gas Utility Margins

Natural gas utility margins increased $2.0 million during the six months ended June 30, 2019, compared with the same period in 2018. The most significant factor impacting the higher natural gas utility margins was higher sales volumes, primarily driven by colder winter weather, customer growth, and higher use per residential customer during the six months ended June 30, 2019, compared with the same period in 2018.

Operating Income

Operating income at the utility segment decreased $21.5 million during the six months ended June 30, 2019, compared with the same period in 2018. This decrease was driven by the $16.2 million net decrease in margins discussed above and by $5.3 million of higher operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes).

The significant factors impacting the increase in operating expenses during the six months ended June 30, 2019, compared with the same period in 2018, were:

•
An $11.6 million increase in depreciation and amortization, driven by capital expenditures as we continue to execute on our capital plan, as well as an increase related to the reduction of certain regulatory assets as a result of the PSCW's May 2018 order addressing the Tax Legislation, as discussed in electric margins above.

•	A $4.4 million increase in benefit costs, primarily related to deferred compensation.

These increases in operating expenses were partially offset by a $10.1 million decrease in operation and maintenance expenses across all of our plants, in part due to the retirements of Edgewater Unit 4 in September 2018 and Pulliam Units 7 and 8 in October 2018. This resulted in lower maintenance and labor costs during the six months ended June 30, 2019.

Other Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2019	2018	B (W)
Operating loss	$—	$(0.3)	$0.3

Other Income, Net

	Six Months Ended June 30
(in millions)	2019	2018	B (W)
AFUDC – Equity	$1.8	$2.2	$(0.4)
Non-service components of net periodic benefit costs	9.0	8.3	0.7
Other, net	8.4	7.6	0.8
Other income, net	$19.2	$18.1	$1.1

Interest Expense

	Six Months Ended June 30
(in millions)	2019	2018	B (W)
Interest expense	$31.4	$26.0	$(5.4)

Interest expense increased $5.4 million during the six months ended June 30, 2019, compared with the same period in 2018, primarily due to higher long-term debt balances and higher interest rates. The increase in debt balances is primarily related to continued capital investments.

06/30/2019 Form 10-Q	29	Wisconsin Public Service Corporation

Income Tax Expense

	Six Months Ended June 30
	2019	2018	B (W)
Effective tax rate	23.8%	30.8%	7.0%

Our effective tax rate decreased by 7.0% when compared with the six months ended June 30, 2018, primarily due to the impact of the Tax Legislation. See Note 9, Income Taxes, and Note 18, Regulatory Environment, for more information.

We expect our 2019 annual effective tax rate to be between 24.0% and 25.0%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2019	2018	Change in 2019 Over 2018
Cash provided by (used in):
Operating activities	$157.4	$252.4	$(95.0)
Investing activities	(178.2)	(292.6)	114.4
Financing activities	25.7	34.1	(8.4)

Operating Activities

Net cash provided by operating activities decreased $95.0 million during the six months ended June 30, 2019, compared with the same period in 2018, driven by:

•
A $79.5 million decrease in cash from higher payments for other operation and maintenance expenses. During the six months ended June 30, 2019, our payments were higher for accounts payable and benefit costs, compared with the same period in 2018.

•
A $24.1 million decrease in cash primarily related to the impact of the Tax Legislation, which resulted in lower overall collections from customers during the six months ended June 30, 2019, compared with the same period in 2018.

•
A $10.9 million decrease in cash due to higher collateral requirements during the six months ended June 30, 2019, compared with the same period in 2018, driven by an increase in our derivative liabilities.

These decreases in net cash provided by operating activities were partially offset by a $20.9 million increase in cash, driven by the timing of payments for natural gas, which were lower during the six months ended June 30, 2019.

Investing Activities

Net cash used in investing activities decreased $114.4 million during the six months ended June 30, 2019, compared with the same period in 2018, driven by:

•	The acquisition of Forward Wind Energy Center in April 2018 for $77.1 million. See Note 2, Acquisition, for more information.

•	A payment of $23.7 million to WBS during the six months ended June 30, 2018 for the transfer of software assets to us.

•	A $7.2 million decrease in cash paid for capital expenditures during the six months ended June 30, 2019, compared with the same period in 2018, which is discussed in more detail below.

06/30/2019 Form 10-Q	30	Wisconsin Public Service Corporation

Capital Expenditures

Capital expenditures for the six months ended June 30 were as follows:

(in millions)	2019	2018	Change in 2019 Over 2018
Capital expenditures	$186.2	$193.4	$(7.2)

The decrease in cash paid for capital expenditures during the six months ended June 30, 2019, compared with the same period in 2018, was driven by the implementation of an enterprise resource planning system and our AMI program during the six months ended June 30, 2018. These decreases in cash paid for capital expenditures were partially offset by increased capital expenditures related to upgrades to our natural gas distribution system.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects below for more information.

Financing Activities

Net cash provided by financing activities decreased $8.4 million during the six months ended June 30, 2019, compared with the same period in 2018. This decrease in cash was primarily driven by a $43.2 million net decrease in cash due to $19.1 million of net repayments of commercial paper during the six months ended June 30, 2019, compared with $24.1 million of net borrowings of commercial paper during the same period of 2018. This decrease in cash was partially offset by a $35.0 million increase in equity contributions received from our parent during the six months ended June 30, 2019, compared with the same period in 2018, to balance our capital structure.

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

Working Capital

As of June 30, 2019, our current liabilities exceeded our current assets by $122.9 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

06/30/2019 Form 10-Q	31	Wisconsin Public Service Corporation

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

We are continuing work on the SMRP. This project involves modernizing parts of our electric distribution system, including burying or upgrading lines. The project focuses on constructing facilities to improve the reliability of electric service that we provide to our customers. We expect to invest approximately $185 million between 2019 and 2021 on this project. We also continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include the AMI program. AMI is an integrated system of smart meters, communication networks and data management systems that enable two-way communication between utilities and customers.

Additionally, as part of our commitment to invest in zero-carbon generation, we plan to invest in utility scale solar. We have partnered with an unaffiliated utility to acquire ownership interests in two proposed solar projects in Wisconsin. Badger Hollow I will be located in Iowa County, Wisconsin, and Two Creeks Solar Project will be located in Manitowoc County, Wisconsin. We will own 100 MW of the output of each project for a total of 200 MW. Our share of the cost of both projects is estimated to be $260 million. Commercial operation for both projects is targeted for the end of 2020. Solar generation technology has greatly improved, has become more cost-effective, and it complements our summer demand curve.

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

06/30/2019 Form 10-Q	32	Wisconsin Public Service Corporation

Contractual Obligations

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2018 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the six months ended June 30, 2019.

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

We have requested recovery of the costs related to the following projects in our pending rate proceeding that we filed with the PSCW in March 2019.

•
In June 2016, the PSCW approved the deferral of costs related to our ReACT™ project above the originally authorized $275.0 million level through 2017. The total cost of the ReACT™ project, excluding $51 million of AFUDC, was $342 million. In September 2017, the PSCW approved an extension of this deferral through 2019 as part of a settlement agreement. We cannot collect these deferred costs without prior approval from the PSCW.

•
Prior to its acquisition by WEC Energy Group, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries, including us. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of June 30, 2019, we had not received any significant disallowances of the costs incurred for this project. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project.

See Note 18, Regulatory Environment, for more information regarding our pending rate proceeding and previously issued rate order.

06/30/2019 Form 10-Q	33	Wisconsin Public Service Corporation

Environmental Matters

See Note 16, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Legislation was signed into law. In May 2018, the PSCW issued a written order regarding how to refund certain tax savings from the Tax Legislation to our ratepayers. We expect that the various remaining impacts of the Tax Legislation on our operations will be addressed in our pending rate case we filed with the PSCW in March 2019. See Note 18, Regulatory Environment, for more information on our pending rate case. In July 2019, the Federal Energy Regulatory Commission approved our formula rate tariff, which incorporated the impact of the Tax Legislation. Formula rate customers will receive a monthly bill credit through the end of 2019, which will include the customer's tax savings, including interest.

06/30/2019 Form 10-Q	34	Wisconsin Public Service Corporation

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2019 Form 10-Q	35	Wisconsin Public Service Corporation

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

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2019 Form 10-Q	36	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 6, 2019	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2019 Form 10-Q	37	Wisconsin Public Service Corporation