Form 10-Q
period 2019-09-30
WISCONSIN PUBLIC SERVICE CORP
filed 2019-11-07
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
September 30, 2019

All of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2019

09/30/2019 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Integrys	Integrys Holding, Inc.
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WEC Energy Group	WEC Energy Group, Inc.
WE	Wisconsin Electric Power Company
WG	Wisconsin Gas LLC

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BSER	Best System of Emission Reduction
BTA	Best Technology Available
CAA	Clean Air Act
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NOV	Notice of Violation
RTR	Risk and Technology Review

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
AMI	Advanced Metering Infrastructure
Badger Hollow I	Badger Hollow Solar Farm I
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
MISO	Midcontinent Independent System Operator, Inc.
ROE	Return on Equity
SMRP	System Modernization and Reliability Project
Tax Legislation	Tax Cuts and Jobs Act of 2017
Two Creeks	Two Creeks Solar Project

09/30/2019 Form 10-Q	ii	Wisconsin Public Service Corporation

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

09/30/2019 Form 10-Q	1	Wisconsin Public Service Corporation

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

09/30/2019 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2019	2018	2019	2018
Operating revenues	$352.3	$379.2	$1,069.0	$1,122.9

Operating expenses
Cost of sales	114.5	132.5	408.1	436.9
Other operation and maintenance	107.4	114.6	308.7	322.7
Depreciation and amortization	42.3	35.7	123.4	105.2
Property and revenue taxes	10.1	10.0	30.4	30.1
Total operating expenses	274.3	292.8	870.6	894.9

Operating income	78.0	86.4	198.4	228.0

Other income, net	9.8	8.9	29.0	27.0
Interest expense	15.8	13.4	47.2	39.4
Other expense	(6.0)	(4.5)	(18.2)	(12.4)

Income before income taxes	72.0	81.9	180.2	215.6
Income tax expense	17.0	24.9	42.8	66.1
Net income	$55.0	$57.0	$137.4	$149.5

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2019 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED BALANCE SHEETS (Unaudited)	September 30,	December 31,
(in millions, except share and per share amounts)	2019	2018
Assets
Current assets
Cash and cash equivalents	$5.0	$8.9
Accounts receivable and unbilled revenues, net of reserves of $4.2	173.6	217.1
Accounts receivable from related parties	23.5	26.6
Materials, supplies, and inventories	115.8	103.0
Prepaid taxes	29.8	41.4
Other	9.8	9.2
Current assets	357.5	406.2

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $1,666.6 and $1,620.5, respectively	4,427.9	4,150.1
Regulatory assets	495.7	485.6
Goodwill	36.4	36.4
Pension and OPEB assets	97.9	92.8
Other	41.7	46.6
Long-term assets	5,099.6	4,811.5
Total assets	$5,457.1	$5,217.7

Liabilities and Equity
Current liabilities
Short-term debt	$18.5	$284.4
Accounts payable	142.5	145.4
Accounts payable to related parties	47.6	54.2
Accrued payroll and benefits	21.8	24.1
Accrued taxes	27.4	10.8
Accrued interest	22.0	6.8
Customer credit balances	16.7	16.3
Other	13.9	21.4
Current liabilities	310.4	563.4

Long-term liabilities
Long-term debt	1,643.8	1,314.7
Deferred income taxes	577.7	520.8
Deferred investment tax credits	6.2	6.4
Regulatory liabilities	755.6	785.7
Environmental remediation liabilities	104.2	90.3
Pension and OPEB obligations	28.3	37.3
Other	108.5	129.2
Long-term liabilities	3,224.3	2,884.4

Commitments and contingencies (Note 17)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,221.0	1,115.9
Retained earnings	605.8	558.4
Common shareholder's equity	1,922.4	1,769.9
Total liabilities and equity	$5,457.1	$5,217.7

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2019 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2019	2018
Operating activities
Net income	$137.4	$149.5
Reconciliation to cash provided by operating activities
Depreciation and amortization	123.4	105.2
Deferred income taxes and investment tax credits, net	49.8	26.9
Contributions and payments related to pension and OPEB plans	(0.5)	(0.6)
Change in –
Accounts receivable and unbilled revenues	40.1	5.4
Materials, supplies, and inventories	(12.8)	(6.6)
Prepaid taxes	11.6	23.1
Other current assets	(1.0)	1.5
Accounts payable	(35.9)	34.8
Accrued taxes	16.6	14.2
Other current liabilities	3.4	2.6
Other, net	(9.5)	12.1
Net cash provided by operating activities	322.6	368.1

Investing activities
Capital expenditures	(380.0)	(312.5)
Proceeds from cash surrender value of life insurance	6.6	—
Acquisition of Forward Wind Energy Center	—	(77.1)
Payments for assets transferred from WBS	—	(30.0)
Other, net	1.4	2.0
Net cash used in investing activities	(372.0)	(417.6)

Financing activities
Issuance of long-term debt	300.0	—
Change in short-term debt	(265.9)	15.7
Payment of dividends to parent	(90.0)	(90.0)
Equity contribution from parent	105.0	120.0
Other, net	(3.6)	(0.1)
Net cash provided by financing activities	45.5	45.6

Net change in cash and cash equivalents	(3.9)	(3.9)
Cash and cash equivalents at beginning of period	8.9	7.9
Cash and cash equivalents at end of period	$5.0	$4.0

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2019 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF EQUITY (Unaudited)

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2018	$95.6	$1,115.9	$558.4	$1,769.9
Net income	—	—	40.9	40.9
Equity contribution from parent	—	105.0	—	105.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at March 31, 2019	$95.6	$1,220.9	$569.3	$1,885.8
Net income	—	—	41.5	41.5
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at June 30, 2019	$95.6	$1,221.0	$580.8	$1,897.4
Net income	—	—	55.0	55.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at September 30, 2019	$95.6	$1,221.0	$605.8	$1,922.4

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2017	$95.6	$996.1	$525.6	$1,617.3
Net income	—	—	49.8	49.8
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at March 31, 2018	$95.6	$996.1	$545.4	$1,637.1
Net income	—	—	42.7	42.7
Equity contribution from parent	—	70.0	—	70.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	(0.3)	—	(0.3)
Balance at June 30, 2018	$95.6	$1,065.8	$558.1	$1,719.5
Net income	—	—	57.0	57.0
Equity contribution from parent	—	50.0	—	50.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.4	—	0.4
Balance at September 30, 2018	$95.6	$1,116.2	$585.1	$1,796.9

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2019 Form 10-Q	6	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2019

NOTE 1—GENERAL INFORMATION

Wisconsin Public Service Corporation serves approximately 447,400 electric customers and 330,800 natural gas customers.

As used in these notes, the term "financial statements" refers to the condensed financial statements. This includes the income statements, balance sheets, statements of cash flows, and statements of equity, unless otherwise noted. In this report, when we refer to "the Company," "us," "we," "our," or "ours," we are referring to Wisconsin Public Service Corporation.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2018. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of expected results for 2019 due to seasonal variations and other factors.

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

Under a joint ownership agreement with the two other utilities, we are entitled to generating capability and output of the facility equal to our ownership interest. We are also paying our ownership share of additional capital expenditures and operating expenses. This acquisition was accounted for as an asset acquisition.

NOTE 3—OPERATING REVENUES

For more information about our operating revenues, see Note 1(d), Operating Revenues, in our 2018 Annual Report on Form 10-K.

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

	Wisconsin Public Service Corporation
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Electric utility	$313.0	$334.1	$854.6	$908.7
Natural gas utility	39.2	44.3	213.2	211.8
Total revenues from contracts with customers	352.2	378.4	1,067.8	1,120.5
Other operating revenues	0.1	0.8	1.2	2.4
Total operating revenues	$352.3	$379.2	$1,069.0	$1,122.9

09/30/2019 Form 10-Q	7	Wisconsin Public Service Corporation

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Residential	$101.1	$104.1	$278.8	$289.2
Small commercial and industrial	103.3	107.1	272.7	284.3
Large commercial and industrial	64.5	67.5	173.7	183.4
Other	2.1	2.0	6.3	6.3
Total retail revenues	271.0	280.7	731.5	763.2
Wholesale	28.5	40.1	82.1	109.0
Resale	6.4	9.7	22.8	27.8
Other utility revenues	7.1	3.6	18.2	8.7
Total electric utility operating revenues	$313.0	$334.1	$854.6	$908.7

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Natural Gas Utility Operating Revenues
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Residential	$18.0	$17.2	$122.4	$114.4
Commercial and industrial	10.3	10.0	72.6	69.3
Total retail revenues	28.3	27.2	195.0	183.7
Transport	3.1	3.0	12.3	15.0
Other utility revenues *	7.8	14.1	5.9	13.1
Total natural gas utility operating revenues	$39.2	$44.3	$213.2	$211.8

*	Includes amounts collected from customers for purchased gas adjustment costs.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Late payment charges	$0.7	$0.6	$2.5	$2.3
Rental revenues	—	0.1	0.1	0.2
Alternative revenues *	(0.6)	0.1	(1.4)	(0.1)
Total other operating revenues	$0.1	$0.8	$1.2	$2.4

*
Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to wholesale customers subject to true-ups.

09/30/2019 Form 10-Q	8	Wisconsin Public Service Corporation

NOTE 4—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2019 and December 31, 2018. For more information on our regulatory assets and liabilities, see Note 5, Regulatory Assets and Liabilities, in our 2018 Annual Report on Form 10-K.

(in millions)	September 30, 2019	December 31, 2018
Regulatory assets
Pension and OPEB costs	$180.1	$189.8
Environmental remediation costs	127.9	108.3
Plant retirements	74.4	78.1
Income tax related items	38.3	38.1
Asset retirement obligations	24.4	11.5
Forward Wind Energy Center	15.4	8.7
Termination of a tolling agreement with Fox Energy Company LLC	13.2	21.7
De Pere Energy Center	2.7	10.1
Other, net	19.3	19.6
Total regulatory assets	$495.7	$485.9

Balance sheet presentation
Other current assets	$—	$0.3
Regulatory assets	495.7	485.6
Total regulatory assets	$495.7	$485.9

(in millions)	September 30, 2019	December 31, 2018
Regulatory liabilities
Income tax related items	$419.9	$418.8
Removal costs	223.5	241.8
Pension and OPEB benefits	71.3	72.6
Earnings sharing mechanism	21.4	21.2
Electric transmission costs	5.3	9.7
Energy costs refundable through rate adjustments	2.8	14.3
Other, net	13.0	14.5
Total regulatory liabilities	$757.2	$792.9

Balance sheet presentation
Other current liabilities	$1.6	$7.2
Regulatory liabilities	755.6	785.7
Total regulatory liabilities	$757.2	$792.9

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

09/30/2019 Form 10-Q	9	Wisconsin Public Service Corporation

NOTE 6—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2019	December 31, 2018
Commercial paper
Amount outstanding	$18.5	$284.4
Weighted-average interest rate on amounts outstanding	2.05%	2.85%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2019 was $205.6 million with a weighted-average interest rate during the period of 2.63%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	September 30, 2019
Revolving credit facility	October 2022	$400.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		18.5
Available capacity under existing credit facility		$380.2

NOTE 7—LONG-TERM DEBT

In August 2019, we issued $300.0 million of 3.30% Senior Notes due September 1, 2049, and used the net proceeds to repay short-term debt and for working capital and other corporate purposes.

NOTE 8—LEASES

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

09/30/2019 Form 10-Q	10	Wisconsin Public Service Corporation

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

Two Creeks Solar Project

Related to our investment in Two Creeks, we, along with an unaffiliated utility, entered into several land leases in Manitowoc County, Wisconsin that commenced in the third quarter of 2019. The leases are for a total of approximately 900 acres of land and were determined to be finance leases under Topic 842. Each lease has an initial term of 30 years with two optional 10-year extensions. We expect the two optional extensions to be exercised, and, as a result, the land leases will be amortized over the 50-year extended term of the leases. The lease payments are expected to be recovered through rates.

We treat these land lease contracts as operating leases for rate-making purposes. Our total obligation under the finance leases for Two Creeks was $10.8 million as of September 30, 2019, and will decrease to zero over the remaining lives of the leases.

Badger Hollow Solar Farm I

Related to our investment in Badger Hollow I, we, along with an unaffiliated utility, entered into several land leases in Iowa County, Wisconsin that commenced in the third quarter of 2019. The leases are for a total of approximately 1,500 acres of land and were determined to be finance leases under Topic 842. Each lease has an initial construction term that ends upon achieving commercial operation, then automatically extends for 25 years with an option for an additional 25-year extension. We expect the optional extension to be exercised, and, as a result, the land leases will be amortized over the extended term of the leases. The lease payments are expected to be recovered through rates.

We treat these land lease contracts as operating leases for rate-making purposes. Our total obligation under the finance leases for Badger Hollow I was $21.0 million as of September 30, 2019, and will decrease to zero over the remaining lives of the leases.

Amounts Recognized in the Financial Statements and Other Information

Lease expense related to the Two Creeks and Badger Hollow I finance leases was not significant. Other information related to these leases is disclosed in the table below:

Other information (dollar amounts in millions)
Non-cash activity – right of use assets obtained in exchange for finance lease liabilities	$31.8

Weighted average remaining lease term at September 30, 2019	51.3 years

Weighted average discount rate *	4.2%

*
Because these leases do not provide an implicit rate of return, we used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

09/30/2019 Form 10-Q	11	Wisconsin Public Service Corporation

The following table summarizes our finance lease right of use assets, which were included in property, plant and equipment on our balance sheets:

(in millions)	September 30, 2019
Two Creeks land leases
Under finance leases	$10.8
Accumulated amortization	—
Total Two Creeks land leases	$10.8

Badger Hollow I land leases
Under finance leases	$21.0
Accumulated amortization	—
Total Badger Hollow I land leases	$21.0

Total finance lease right of use assets	$31.8

Future minimum lease payments under our finance leases and the present value of our net minimum lease payments as of September 30, 2019, were as follows:

(in millions)	Two Creeks	Badger Hollow I	Total Finance Leases
Three months ending December 31, 2019	$0.1	$0.1	$0.2
2020	0.3	0.4	0.7
2021	0.3	0.7	1.0
2022	0.3	0.7	1.0
2023	0.3	0.7	1.0
2024	0.3	0.8	1.1
Thereafter	32.0	57.7	89.7
Total minimum lease payments	33.6	61.1	94.7
Less: Interest	(22.8)	(40.1)	(62.9)
Present value of minimum lease payments	10.8	21.0	31.8
Less: Short-term lease liabilities	—	—	—
Long-term lease liabilities	$10.8	$21.0	$31.8

Long-term lease liabilities related to our finance leases were included in long-term debt on the balance sheet.

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

As of November 7, 2019, we have not entered into any material leases that have not yet commenced.

NOTE 9—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	September 30, 2019	December 31, 2018
Materials and supplies	$50.7	$48.9
Fossil fuel	36.8	29.2
Natural gas in storage	28.3	24.9
Total	$115.8	$103.0

09/30/2019 Form 10-Q	12	Wisconsin Public Service Corporation

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

NOTE 10—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$15.1	21.0%	$17.2	21.0%
State income taxes net of federal tax benefit	5.1	7.1%	5.0	6.1%
Federal excess deferred tax amortization	(2.5)	(3.4)%	3.4	4.2%
Other	(0.7)	(1.1)%	(0.7)	(0.9)%
Total income tax expense	$17.0	23.6%	$24.9	30.4%

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$37.8	21.0%	$45.3	21.0%
State income taxes net of federal tax benefit	11.8	6.5%	13.3	6.2%
Federal excess deferred tax amortization	(5.0)	(2.8)%	9.3	4.3%
Other	(1.8)	(0.9)%	(1.8)	(0.8)%
Total income tax expense	$42.8	23.8%	$66.1	30.7%

The effective tax rates of 23.6% and 23.8% for the three and nine months ended September 30, 2019, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to state income taxes, partially offset by the impact of the 2018 PSCW order regarding the benefits associated with the Tax Legislation.

The effective tax rates of 30.4% and 30.7% for the three and nine months ended September 30, 2018, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to state income taxes and the impact of the 2018 PSCW order regarding the benefits associated with the Tax Legislation

The Tax Legislation, signed into law in December 2017, required us to remeasure the deferred income taxes at our utility segment and we began to amortize the resulting excess deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above). See Note 19, Regulatory Environment, for more information.

NOTE 11—FAIR VALUE MEASUREMENTS

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

09/30/2019 Form 10-Q	13	Wisconsin Public Service Corporation

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.5	$0.3	$—	$0.8
FTRs	—	—	2.5	2.5
Coal contracts	—	0.5	—	0.5
Total derivative assets	$0.5	$0.8	$2.5	$3.8

Derivative liabilities
Natural gas contracts	$3.5	$0.2	$—	$3.7
Coal contracts	—	0.1	—	0.1
Total derivative liabilities	$3.5	$0.3	$—	$3.8

	December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.8	$—	$—	$0.8
FTRs	—	—	3.0	3.0
Coal contracts	—	0.4	—	0.4
Total derivative assets	$0.8	$0.4	$3.0	$4.2

Derivative liabilities
Natural gas contracts	$1.1	$—	$—	$1.1

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Balance at the beginning of period	$4.6	$8.0	$3.0	$2.0
Purchases	—	—	5.4	9.0
Settlements	(2.1)	(2.9)	(5.9)	(5.9)
Balance at the end of period	$2.5	$5.1	$2.5	$5.1

09/30/2019 Form 10-Q	14	Wisconsin Public Service Corporation

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2019		December 31, 2018
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$1,643.8	$1,828.8	$1,314.7	$1,372.9

The fair value of long-term debt is categorized within Level 2 of the fair value hierarchy.

NOTE 12—DERIVATIVE INSTRUMENTS

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

The following table shows our derivative assets and derivative liabilities, none of which are designated as hedging instruments.

	September 30, 2019		December 31, 2018
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$0.8	$3.4	$0.8	$1.0
FTRs	2.5	—	3.0	—
Coal contracts	0.3	—	0.2	—
Total other current *	3.6	3.4	4.0	1.0

Other long-term
Natural gas contracts	—	0.3	—	0.1
Coal contracts	0.2	0.1	0.2	—
Total other long-term *	0.2	0.4	0.2	0.1
Total	$3.8	$3.8	$4.2	$1.1

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivatives are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(in millions)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	6.7 Dth	$(2.4)	7.5 Dth	$0.1
Petroleum products contracts	— gallons	—	0.4 gallons	0.2
FTRs	2.2 MWh	2.3	2.5 MWh	5.7
Total		$(0.1)		$6.0

09/30/2019 Form 10-Q	15	Wisconsin Public Service Corporation

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	27.5 Dth	$(3.6)	28.8 Dth	$(1.9)
Petroleum products contracts	— gallons	—	1.7 gallons	0.4
FTRs	7.2 MWh	5.5	6.9 MWh	11.6
Total		$1.9		$10.1

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2019 and December 31, 2018, we had posted cash collateral of $4.5 million and $0.5 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2019			December 31, 2018
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$3.8	$3.8		$4.2	$1.1
Gross amount not offset on the balance sheet	(0.6)	(3.6)	(1)	(0.8)	(1.1)	(2)
Net amount	$3.2	$0.2		$3.4	$—

(1)	Includes cash collateral posted of $3.0 million.

(2)	Includes cash collateral posted of $0.3 million.

NOTE 13—GUARANTEES

As of September 30, 2019, we had $22.7 million of standby letters of credit issued by financial institutions for the benefit of third parties that extended credit to us which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 14—EMPLOYEE BENEFITS

The following tables show the components of net periodic pension and OPEB costs for our benefit plans:

	Pension Costs
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Service cost	$2.2	$2.6	$6.5	$7.8
Interest cost	7.0	6.5	21.1	19.5
Expected return on plan assets	(11.9)	(12.1)	(35.9)	(36.2)
Amortization of net actuarial loss	4.4	5.3	13.3	15.8
Net periodic benefit cost	$1.7	$2.3	$5.0	$6.9

	OPEB Costs
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Service cost	$1.0	$1.5	$3.1	$4.6
Interest cost	1.6	2.0	4.9	6.1
Expected return on plan assets	(4.1)	(4.4)	(12.4)	(13.3)
Amortization of prior service credit	(2.9)	(2.8)	(8.6)	(8.5)
Amortization of net actuarial loss	0.4	0.7	1.2	1.9
Net periodic benefit credit	$(4.0)	$(3.0)	$(11.8)	$(9.2)

During the nine months ended September 30, 2019, we made contributions and payments of $0.5 million related to our pension plans. We did not contribute to our OPEB plans. We expect to make contributions and payments of $0.2 million related to our

09/30/2019 Form 10-Q	16	Wisconsin Public Service Corporation

pension plans and an insignificant amount related to our OPEB plans during the remainder of 2019, dependent upon various factors affecting us, including our liquidity position and the effects of the Tax Legislation.

NOTE 15—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the nine months ended September 30, 2019.

In the third quarter of 2019, we completed our annual impairment test, and no impairment resulted from this test.

The identifiable intangible assets other than goodwill listed below are classified as other long-term assets on our balance sheets.

	September 30, 2019			December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets *	$8.3	$(7.7)	$0.6	$8.3	$(6.8)	$1.5
Unamortized intangible assets	0.4	—	0.4	0.4	—	0.4
Total intangible assets	$8.7	$(7.7)	$1.0	$8.7	$(6.8)	$1.9

*
Represents a contractual service agreement that provides for major maintenance and protection against unforeseen maintenance costs related to the combustion turbine generators at the Fox Energy Center. The remaining amortization period at September 30, 2019 was less than one year.

NOTE 16—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At September 30, 2019, we reported two segments, which are described below.

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

The following tables show summarized financial information for the three and nine months ended September 30, 2019 and 2018, related to our reportable segments:

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended September 30, 2019
Operating revenues	$352.3	$—	$352.3
Other operation and maintenance	107.4	—	107.4
Depreciation and amortization	42.3	—	42.3
Operating income	78.0	—	78.0
Other income, net	9.5	0.3	9.8
Interest expense	15.8	—	15.8

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended September 30, 2018
Operating revenues	$379.2	$—	$379.2
Other operation and maintenance	114.5	0.1	114.6
Depreciation and amortization	35.7	—	35.7
Operating income (loss)	86.6	(0.2)	86.4
Other income, net	8.7	0.2	8.9
Interest expense	13.4	—	13.4

09/30/2019 Form 10-Q	17	Wisconsin Public Service Corporation

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Nine Months Ended September 30, 2019
Operating revenues	$1,069.0	$—	$1,069.0
Other operation and maintenance	308.7	—	308.7
Depreciation and amortization	123.4	—	123.4
Operating income	198.4	—	198.4
Other income, net	28.0	1.0	29.0
Interest expense	47.2	—	47.2

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Nine Months Ended September 30, 2018
Operating revenues	$1,122.9	$—	$1,122.9
Other operation and maintenance	322.4	0.3	322.7
Depreciation and amortization	105.2	—	105.2
Operating income (loss)	228.5	(0.5)	228.0
Other income, net	25.5	1.5	27.0
Interest expense	39.4	—	39.4

NOTE 17—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of September 30, 2019, were approximately $1.3 billion.

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

Air Quality

National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 National Ambient Air Quality Standards. The EPA issued final nonattainment area designations on May 1, 2018. The following counties within our service territory were designated as partial nonattainment: Door, Manitowoc, and Sheboygan shorelines. The state of Wisconsin is currently developing the state implementation plan as required by the rule. We believe we are well positioned to meet the requirements associated with the ozone standard and do not expect to incur significant costs to comply.

09/30/2019 Form 10-Q	18	Wisconsin Public Service Corporation

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

Climate Change

The ACE rule became effective in September 2019. This rule provides existing coal-fired generating units with standards for achieving GHG emission reductions. The rule was finalized in conjunction with two other separate and distinct rulemakings, (1) the repeal of the Clean Power Plan, and (2) revised implementing regulations for ACE, ongoing emissions guidelines, and all future emission guidelines for existing sources issued under CAA section 111(d). Every state's plan to implement ACE would need to focus on reducing GHG emissions by improving the efficiency of fossil-fueled power plants. The rule is being litigated. The Wisconsin Department of Natural Resources is working with state utilities and has begun the process of developing the implementation plan.

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

WEC Energy Group's plan, which includes us, is to work with its industry peers, environmental groups, public policy makers, and customers, with goals of reducing CO2 emissions by approximately 40% and 80% below 2005 levels by 2030 and 2050, respectively. As a result of WEC Energy Group's generation reshaping plan, we retired approximately 300 MW of coal generation in 2018, consisting of the Pulliam power plant and the jointly-owned Edgewater Unit 4 generating units.

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

We have received BTA determinations for Weston Units 2, 3, and 4. As a result of past capital investments completed to address Section 316(b) compliance, we believe our fleet overall is well positioned to meet the regulation and do not expect to incur significant costs to comply with this regulation.

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016. This rule created new requirements for several types of power plant wastewaters. The new requirement that affects us relates to discharge limits for BATW. As a result of past capital investments, we believe our fleet is well positioned to meet the existing ELG regulations. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. There will, however, need to be modifications to the BATW systems at Weston Unit 3. Based on preliminary engineering, we estimate that compliance with the current rule will cost $20 million.

09/30/2019 Form 10-Q	19	Wisconsin Public Service Corporation

The ELG requirements for BATW and wet FGD systems are currently being reevaluated by the EPA. In September 2017, the EPA issued a final rule (Postponement Rule) to postpone the earliest compliance date to November 1, 2020 for the BATW and wet FGD wastewater requirements while it reconsiders the ELG rule. The Postponement Rule left unchanged the latest ELG rule compliance date of December 31, 2023. On November 4, 2019, the EPA Administrator signed the proposed ELG Reconsideration Rule to revise the treatment technology requirements related to BATW and wet FGD wastewaters at existing facilities. The EPA also proposed a provision that exempts facility owners from the new BATW and wet FGD requirements if a generating unit is retired by December 31, 2028. We expect the rule to be finalized in late 2020. In the meantime, we are currently evaluating what impact, if any, the proposed rule will have on our estimated compliance cost.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2019	December 31, 2018
Regulatory assets	$127.9	$108.3
Reserves for future environmental remediation	104.2	90.3

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

09/30/2019 Form 10-Q	20	Wisconsin Public Service Corporation

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

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30
(in millions)	2019	2018
Cash (paid) for interest, net of amount capitalized	$(30.9)	$(27.9)
Cash received (paid) for income taxes, net	23.2	(13.4)
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	34.3	16.9
Accounts payable related to assets transferred from affiliates	—	2.7

NOTE 19—REGULATORY ENVIRONMENT

2020 and 2021 Rates

March 2019 Rate Application

In March 2019, we filed an application with the PSCW to increase our retail electric and natural gas rates, effective January 1, 2020. Our application reflected the following proposals:

2020 Effective rate increase
Electric (1) (2)	$49	million	/	4.9%
Gas (3)	$7	million	/	2.4%

2021 Effective rate increase
Electric (1)	$49	million	/	4.9%
Gas	$7	million	/	2.4%

ROE	10.35%

Common equity component average on a financial basis	52.0%

(1)	Amounts are net of approximately $16 million and $24 million of previously deferred unprotected tax benefits from the Tax Legislation in 2020 and 2021, respectively.

(2)	Amount is net of approximately $21 million that would be refunded to customers related to our 2018 earnings sharing mechanism.

(3)	Amount is net of approximately $7 million of previously deferred unprotected tax benefits from the Tax Legislation.

We also proposed to continue having an earnings sharing mechanism through 2021. The earnings sharing mechanism proposed was modified from its current structure to one that is consistent with other Wisconsin investor-owned utilities. Under the proposed earnings sharing mechanism, if we earn above our authorized ROE: (i) we retain 100.0% of earnings for the first 25 basis points above the authorized ROE; (ii) 50.0% of the next 50 basis points is refunded to customers; and (iii) 100.0% of any remaining excess earnings is refunded to customers.

Our proposed increase in electric rates was driven by the inclusion of our SMRP, the Forward Wind Energy Center, and our investments in two solar projects in rates, along with continued investments in system reliability and the recovery of various regulatory deferrals, including the deferral of the revenue requirement for ReACT™ costs above a previously authorized level. We also requested approval to continue collecting the carrying value of Pulliam units 7 and 8 and the Edgewater 4 generating unit using the current approved composite depreciation rates, in addition to a return on the remaining carrying value of the units.

09/30/2019 Form 10-Q	21	Wisconsin Public Service Corporation

Our proposed increase in natural gas rates was driven by continued investment in our natural gas distribution system.

August 2019 Settlement Agreement

On August 30, 2019, we filed an application with the PSCW for approval of a settlement agreement entered into with certain intervenors to resolve several outstanding issues in our rate case. The settlement agreement reflects the following:

2020 Effective rate increase
Electric (1) (2)	$35	million	/	3.5%
Gas (3)	$4	million	/	1.4%

ROE	10.0%

Common equity component average on a financial basis	52.5%

(1)
Amount is net of previously deferred unprotected tax benefits from the Tax Legislation. The settlement agreement reflects the majority of the unprotected deferred tax benefits from the Tax Legislation being amortized over 2 years. Approximately $11 million of tax benefits would be amortized in 2020 and $39 million would be amortized in 2021. The unprotected deferred tax benefits related to the unrecovered balances of our recently retired plants would be used to reduce the related regulatory asset. The initial application filed in March 2019 proposed that these tax benefits be refunded to customers over a period of 40 years with a significant portion being refunded in the first 2 years.

(2)
The settlement agreement is net of $21 million of refunds related to our 2018 earnings sharing mechanism. The settlement agreement reflects these refunds being returned to customers evenly over 2 years, with half being returned in 2020 and the remainder in 2021.

(3)
Amount is net of previously deferred unprotected tax benefits from the Tax Legislation. The settlement agreement reflects all of the unprotected deferred tax benefits from the Tax Legislation being amortized evenly over 4 years, which would result in approximately $5 million of previously deferred tax benefits being amortized each year. The initial application filed in March 2019 proposed that these tax benefits be refunded to customers over a period of 40 years with a significant portion being refunded in the first 2 years.

The change in the rate increases between the initial application filed in March 2019 and the settlement agreement was driven by various adjustments, including:

•	decreasing our proposed ROE (see table above);

•	increasing the common equity component in our capital structure (see table above); and

•	extending amortizations as recommended in the PSCW Staff’s audit.

The settlement agreement includes the same earnings sharing mechanism that was proposed in the initial application filed in March 2019. The settlement agreement also requires us to maintain residential and small commercial electric and natural gas customer fixed charges at currently authorized rates through 2021 and to support maintaining our electric market-based rates for large industrial customers in their current form.

At its meeting on October 31, 2019, the PSCW approved the settlement agreement without any known material modifications. The terms of the approval are subject to our receipt and review of the final written order from the PSCW, which we expect to receive by the end of 2019. The PSCW is scheduled to address outstanding issues from the initial application that were not included in the settlement agreement in a subsequent meeting. We expect the new rates to be effective January 1, 2020.

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

09/30/2019 Form 10-Q	22	Wisconsin Public Service Corporation

real-time market pricing program and network transmission expenses. The total cost of the ReACT™ project, excluding $51 million of AFUDC, was $342 million.

Pursuant to the settlement agreement, we also agreed to adopt, beginning in 2018, the earnings sharing mechanism that had been in place for WE and WG since January 2016, and to keep the mechanism in place through 2019. Under this earnings sharing mechanism, if we earn above our authorized ROE, 50% of the first 50 basis points of additional utility earnings must be refunded to customers. All utility earnings above the first 50 basis points must also be refunded to customers.

Solar Generation Projects

In May 2018, we, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire ownership interests in two solar projects in Wisconsin. Badger Hollow I will be located in Iowa County, Wisconsin, and Two Creeks will be located in Manitowoc County, Wisconsin. We will own 100 MW of the output of each project for a total of 200 MW. Our share of the cost of both projects is estimated to be $260 million. The PSCW approved the acquisition of these two projects in April 2019. Commercial operation for both projects is targeted for the end of 2020.

NOTE 20—NEW ACCOUNTING PRONOUNCEMENTS

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

09/30/2019 Form 10-Q	23	Wisconsin Public Service Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our 2018 Annual Report on Form 10-K.

Introduction

We are an electric and natural gas utility and an indirect wholly owned subsidiary of WEC Energy Group. We derive revenues primarily from the distribution and sale of electricity and natural gas to retail customers in northeastern Wisconsin. We also provide wholesale electric service to numerous utilities and cooperatives for resale. We conduct our business primarily through our utility reportable segment. See Note 16, Segment Information, for more information on our reportable business segments.

Corporate Strategy

Our goal is to continue to build and sustain long-term value for customers and shareholders by focusing on the fundamentals of our business: reliability; operating efficiency; financial discipline; customer care; and safety.

Reshaping Our Generation Fleet

WEC Energy Group has developed and is executing a plan to reshape its generation portfolio. This plan will balance reliability and customer cost with environmental stewardship. Taken as a whole, this plan should reduce costs to customers, preserve fuel diversity, and lower carbon emissions. Generation reshaping includes retiring older fossil fuel generation units, building state-of-the-art natural gas generation, and investing in cost-effective zero-carbon generation with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030 and by approximately 80% below 2005 levels by 2050. WEC Energy Group has already retired more than 1,800 MW of coal generation since 2017 across its electric utilities, and expects to add additional natural gas-fired generating units and renewable generation, including utility-scale solar projects. We retired the Edgewater 4 generating unit in September 2018, and the Pulliam power plant in October 2018.

As part of its commitment to invest in zero-carbon generation, WEC Energy Group plans to invest in up to 350 MW of utility scale solar within its Wisconsin segment, which includes us. We have partnered with an unaffiliated utility to acquire ownership interests in two solar projects in Wisconsin. Badger Hollow Solar Farm I will be located in Iowa County, Wisconsin, and Two Creeks Solar Project will be located in Manitowoc County, Wisconsin. We will own 100 MW of the output of each project for a total of 200 MW. The PSCW approved the acquisition of these two projects in April 2019. Construction began at the Two Creeks Solar Project and the Badger Hollow Solar Farm I in August 2019 and October 2019, respectively. Commercial operation for both projects is targeted for the end of 2020. As the cost of renewable energy generation continues to decline, these utility scale solar projects have become cost effective opportunities for us and our customers to participate in renewable energy.

WEC Energy Group also has a methane reduction goal of 30% by the year 2030 from a 2011 baseline. This goal represents a decrease in the rate of methane emissions from its natural gas distribution lines.

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

09/30/2019 Form 10-Q	24	Wisconsin Public Service Corporation

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2019

Earnings

Our earnings for the three months ended September 30, 2019 were $55.0 million, compared to $57.0 million for the same quarter in 2018. See below for additional information on the $2.0 million decrease in earnings.

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

09/30/2019 Form 10-Q	25	Wisconsin Public Service Corporation

the presentation of electric and natural gas margins herein is intended to provide supplemental information for investors regarding our operating performance.

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the three months ended September 30, 2019 and 2018 was $78.0 million and $86.6 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income during the third quarter of 2019, compared with the same quarter in 2018, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended September 30
(in millions)	2019	2018	B (W)
Electric revenues	$312.9	$334.9	$(22.0)
Fuel and purchased power	97.3	110.6	13.3
Total electric margins	215.6	224.3	(8.7)

Natural gas revenues	39.4	44.3	(4.9)
Cost of natural gas sold	17.2	21.9	4.7
Total natural gas margins	22.2	22.4	(0.2)

Total electric and natural gas margins	237.8	246.7	(8.9)

Other operation and maintenance	107.4	114.5	7.1
Depreciation and amortization	42.3	35.7	(6.6)
Property and revenue taxes	10.1	9.9	(0.2)
Operating income	$78.0	$86.6	$(8.6)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2019	2018	B (W)
Operation and maintenance not included in line items below	$62.6	$60.1	$(2.5)
Transmission (1)	37.4	38.6	1.2
Regulatory amortizations and other pass through expenses (2)	7.4	7.3	(0.1)
Earnings sharing mechanism (3)	—	8.5	8.5
Total other operation and maintenance	$107.4	$114.5	$7.1

(1)
Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended September 30, 2019 and 2018, $36.3 million and $37.9 million, respectively, of costs were billed to us by transmission providers.

(2)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

(3)	See Note 19, Regulatory Environment, for more information about our earnings sharing mechanism.

09/30/2019 Form 10-Q	26	Wisconsin Public Service Corporation

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2019	2018	B (W)
Customer class
Residential	805.7	836.0	(30.3)
Small commercial and industrial	1,071.0	1,120.6	(49.6)
Large commercial and industrial	991.8	1,051.7	(59.9)
Other	5.9	5.9	—
Total retail	2,874.4	3,014.2	(139.8)
Wholesale	595.7	718.1	(122.4)
Resale	165.6	336.2	(170.6)
Total sales in MWh	3,635.7	4,068.5	(432.8)

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2019	2018	B (W)
Customer class
Residential	11.8	12.9	(1.1)
Commercial and industrial	19.8	22.7	(2.9)
Total retail	31.6	35.6	(4.0)
Transport	85.6	87.8	(2.2)
Total sales in therms	117.2	123.4	(6.2)

	Three Months Ended September 30
	Degree Days
Weather *	2019	2018	B (W)
Heating (197 Normal)	98	147	(33.3)%
Cooling (373 Normal)	424	459	(7.6)%

*	Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Utility Margins

Electric utility margins decreased $8.7 million during the third quarter of 2019, compared with the same quarter in 2018. The significant factors impacting the lower electric utility margins were:

•
A $7.5 million decrease related to lower sales volumes, due in part to unfavorable weather during the third quarter of 2019, compared with the same quarter in 2018. As measured by cooling degree days, the third quarter of 2019 was 7.6% cooler than the same quarter in 2018. As measured by heating degree days, the third quarter of 2019 was 33.3% warmer than the same quarter in 2018.

•
A $4.3 million decrease in wholesale margins driven by lower sales volumes to UMERC. UMERC's new natural gas-fired generation in the Upper Peninsula of Michigan began commercial operation on March 31, 2019, at which time we stopped providing wholesale services to UMERC.

•
A $1.7 million decrease in margins related to savings from the Tax Legislation that we are required to return to customers through bill credits or reductions in other regulatory assets. This decrease in margins did not impact net income as it was offset by the net impact of a $5.5 million decrease in income taxes and a $3.8 million increase in depreciation and amortization expense. We received the PSCW order in May 2018, which required us to use 40% of the 2018 and 2019 tax benefits to reduce certain regulatory assets.

These decreases in margins were partially offset by a $1.5 million quarter-over-quarter positive impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our margins are impacted by under-

09/30/2019 Form 10-Q	27	Wisconsin Public Service Corporation

or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

Natural Gas Utility Margins

Natural gas utility margins decreased $0.2 million during the third quarter of 2019, compared with the same quarter in 2018. The most significant factor impacting the decrease in natural gas utility margins was lower sales volumes, primarily driven by a decrease in heating degree days during the third quarter of 2019, compared with the same quarter in 2018.

Operating Income

Operating income at the utility segment decreased $8.6 million during the third quarter of 2019, compared with the same quarter in 2018. This decrease was driven by the $8.9 million decrease in margins discussed above, partially offset by $0.3 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes).

The significant factors impacting the decrease in operating expenses during the third quarter of 2019, compared with the same quarter in 2018, were:

•
An $8.5 million expense recorded in the third quarter of 2018 related to our earnings sharing mechanism, with no corresponding expense in 2019. See Note 19, Regulatory Environment, for more information.

•	A $3.1 million net decrease in benefit costs, which included $1.7 million of expense recorded in 2018 related to staff reductions.

•
A $2.3 million decrease in other operation and maintenance expense, driven by the retirements of Edgewater Unit 4 in September 2018 and Pulliam Units 7 and 8 in October 2018. This resulted in lower labor costs during the third quarter of 2019.

•	A $1.2 million decrease in transmission expense as discussed in the other operation and maintenance table above.

These decreases in operating expenses were offset by:

•	An $8.1 million increase in storm restoration expense during the third quarter of 2019.

•
A $6.6 million increase in depreciation and amortization, driven by capital expenditures related to assets that were placed into service as we continue to execute on our capital plan, as well as an increase related to the reduction of certain regulatory assets as a result of the PSCW's May 2018 order addressing the Tax Legislation, which is offset in electric margins above.

Other Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2019	2018	B (W)
Operating loss	$—	$(0.2)	$0.2

Other Income, Net

	Three Months Ended September 30
(in millions)	2019	2018	B (W)
AFUDC – Equity	$1.8	$1.2	$0.6
Non-service components of net periodic benefit costs	4.6	4.3	0.3
Other, net	3.4	3.4	—
Other income, net	$9.8	$8.9	$0.9

09/30/2019 Form 10-Q	28	Wisconsin Public Service Corporation

Interest Expense

	Three Months Ended September 30
(in millions)	2019	2018	B (W)
Interest expense	$15.8	$13.4	$(2.4)

Interest expense increased $2.4 million during the third quarter of 2019, compared with the same quarter in 2018, primarily due to higher long-term debt balances. The increase in debt balances is primarily related to continued capital investments.

Income Tax Expense

	Three Months Ended September 30
	2019	2018	B (W)
Effective tax rate	23.6%	30.4%	6.8%

Our effective tax rate decreased by 6.8% during the third quarter of 2019, compared with the same quarter in 2018. The decrease was primarily due to the impact of the 2018 PSCW order regarding the benefits associated with the Tax Legislation. The impact from this order was offset in operating income at the utility segment. See Note 10, Income Taxes, and Note 19, Regulatory Environment, for more information.

NINE MONTHS ENDED SEPTEMBER 30, 2019

Earnings

Our earnings for the nine months ended September 30, 2019 were $137.4 million, compared to $149.5 million for the same period in 2018. See below for additional information on the $12.1 million decrease in earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the nine months ended September 30, 2019 and 2018 was $198.4 million and $228.5 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

09/30/2019 Form 10-Q	29	Wisconsin Public Service Corporation

Utility Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2019	2018	B (W)
Electric revenues	$855.0	$910.5	$(55.5)
Fuel and purchased power	281.5	310.1	28.6
Total electric margins	573.5	600.4	(26.9)

Natural gas revenues	214.0	212.4	1.6
Cost of natural gas sold	126.6	126.8	0.2
Total natural gas margins	87.4	85.6	1.8

Total electric and natural gas margins	660.9	686.0	(25.1)

Other operation and maintenance	308.7	322.4	13.7
Depreciation and amortization	123.4	105.2	(18.2)
Property and revenue taxes	30.4	29.9	(0.5)
Operating income	$198.4	$228.5	$(30.1)

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2019	2018	B (W)
Operation and maintenance not included in line items below	$174.6	$178.1	$3.5
Transmission (1)	110.2	112.1	1.9
Regulatory amortizations and other pass through expenses (2)	23.9	23.7	(0.2)
Earnings sharing mechanism (3)	—	8.5	8.5
Total other operation and maintenance	$308.7	$322.4	$13.7

(1)
Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2019 and 2018, $105.8 million and $105.4 million, respectively, of costs were billed to us by transmission providers.

(2)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

(3)	See Note 19, Regulatory Environment, for more information about our earnings sharing mechanism.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2019	2018	B (W)
Customer class
Residential	2,165.7	2,238.2	(72.5)
Small commercial and industrial	3,006.7	3,096.9	(90.2)
Large commercial and industrial	2,941.3	3,049.3	(108.0)
Other	19.1	19.2	(0.1)
Total retail	8,132.8	8,403.6	(270.8)
Wholesale	1,691.4	1,956.9	(265.5)
Resale	611.5	821.2	(209.7)
Total sales in MWh	10,435.7	11,181.7	(746.0)

09/30/2019 Form 10-Q	30	Wisconsin Public Service Corporation

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2019	2018	B (W)
Customer Class
Residential	181.0	168.3	12.7
Commercial and industrial	140.0	143.7	(3.7)
Total retail	321.0	312.0	9.0
Transport	316.1	319.6	(3.5)
Total sales in therms	637.1	631.6	5.5

	Nine Months Ended September 30
	Degree Days
Weather *	2019	2018	B (W)
Heating (4,794 Normal)	4,979	4,864	2.4%
Cooling (509 Normal)	502	674	(25.5)%

*	Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Utility Margins

Electric utility margins decreased $26.9 million during the nine months ended September 30, 2019, compared with the same period in 2018. The significant factors impacting the lower electric utility margins were:

•
A $15.2 million decrease related to lower sales volumes, primarily driven by cooler summer weather during 2019 compared with 2018. As measured by cooling degree days, the nine months ended September 30, 2019 were 25.5% cooler than the same period in 2018.

•
A $9.6 million decrease in wholesale margins driven by lower sales volumes to UMERC. UMERC's new natural gas-fired generation in the Upper Peninsula of Michigan began commercial operation on March 31, 2019, at which time we stopped providing wholesale services to UMERC.

•
A $5.1 million decrease in margins related to savings from the Tax Legislation that we are required to return to customers through bill credits or reductions in other regulatory assets. This decrease in margins did not impact net income as it was offset by the net impact of a $16.5 million decrease in income taxes and an $11.4 million increase in depreciation and amortization expense. We received the PSCW order in May 2018, which required us to use 40% of the current 2018 and 2019 tax benefits to reduce certain regulatory assets.

Natural Gas Utility Margins

Natural gas utility margins increased $1.8 million during the nine months ended September 30, 2019, compared with the same period in 2018. The most significant factor impacting the higher natural gas utility margins was higher sales volumes, due in part to colder winter weather, customer growth, and higher use per residential customer during the nine months ended September 30, 2019, compared with the same period in 2018.

Operating Income

Operating income at the utility segment decreased $30.1 million during the nine months ended September 30, 2019, compared with the same period in 2018. This decrease was driven by the $25.1 million net decrease in margins discussed above, as well as $5.0 million of higher operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes).

09/30/2019 Form 10-Q	31	Wisconsin Public Service Corporation

The significant factors impacting the increase in operating expenses during the nine months ended September 30, 2019, compared with the same period in 2018, were:

•
An $18.2 million increase in depreciation and amortization, driven by capital expenditures related to assets that were placed into service as we continue to execute on our capital plan, as well as an increase related to the reduction of certain regulatory assets as a result of the PSCW's May 2018 order addressing the Tax Legislation, which is offset in electric margins above.

•	A $9.9 million increase in storm restoration expense in 2019.

These increases in operating expenses were partially offset by:

•
A $12.9 million decrease in other operation and maintenance expense, driven by the retirements of Edgewater Unit 4 in September 2018 and Pulliam Units 7 and 8 in October 2018. This resulted in lower maintenance and labor costs during the nine months ended September 30, 2019.

•
An $8.5 million expense recorded in the third quarter of 2018, related to our earnings sharing mechanism, with no corresponding expense in 2019. See Note 19, Regulatory Environment, for more information.

Other Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2019	2018	B (W)
Operating loss	$—	$(0.5)	$0.5

Other Income, Net

	Nine Months Ended September 30
(in millions)	2019	2018	B (W)
AFUDC – Equity	$3.6	$3.4	$0.2
Non-service components of net periodic benefit costs	13.6	12.6	1.0
Other, net	11.8	11.0	0.8
Other income, net	$29.0	$27.0	$2.0

Other income, net increased $2.0 million during the nine months ended September 30, 2019, compared with the same period in 2018. The increase was primarily driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 14, Employee Benefits, for more information on our pension and OPEB costs.

Interest Expense

	Nine Months Ended September 30
(in millions)	2019	2018	B (W)
Interest expense	$47.2	$39.4	$(7.8)

Interest expense increased $7.8 million during the nine months ended September 30, 2019, compared with the same period in 2018, primarily due to higher long-term debt balances. The increase in debt balances is primarily related to continued capital investments.

Income Tax Expense

	Nine Months Ended September 30
	2019	2018	B (W)
Effective tax rate	23.8%	30.7%	6.9%

Our effective tax rate decreased by 6.9% during the nine months ended September 30, 2019, compared with the same period in 2018, primarily due to the impact of the 2018 PSCW order regarding the benefits associated with the Tax Legislation. The impact from this order was offset in operating income at the utility segment. See Note 10, Income Taxes, and Note 19, Regulatory Environment, for more information.

09/30/2019 Form 10-Q	32	Wisconsin Public Service Corporation

We expect our 2019 annual effective tax rate to be between 23.0% and 24.0%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2019	2018	Change in 2019 Over 2018
Cash provided by (used in):
Operating activities	$322.6	$368.1	$(45.5)
Investing activities	(372.0)	(417.6)	45.6
Financing activities	45.5	45.6	(0.1)

Operating Activities

Net cash provided by operating activities decreased $45.5 million during the nine months ended September 30, 2019, compared with the same period in 2018, driven by:

•
A $43.9 million decrease in cash from higher payments for other operation and maintenance expenses. During the nine months ended September 30, 2019, our payments were higher for accounts payable and storm restoration, compared with the same period in 2018.

•	A $21.3 million decrease in cash related to lower overall collections from customers, primarily due to the cooler summer weather during 2019, compared with 2018.

•
A $12.6 million decrease in cash due to higher collateral requirements driven by an increase in the fair value of our natural gas derivative liabilities during the nine months ended September 30, 2019, compared with the same period in 2018.

These decreases in net cash provided by operating activities were partially offset by a $36.6 million net increase in cash related to $23.2 million of cash received for income taxes during the nine months ended September 30, 2019, compared with $13.4 million of cash paid for income taxes during the same period in 2018. This increase in cash was primarily due to plant related adjustments included in the 2018 federal tax return filed in 2019.

Investing Activities

Net cash used in investing activities decreased $45.6 million during the nine months ended September 30, 2019, compared with the same period in 2018, driven by:

•	The acquisition of Forward Wind Energy Center in April 2018 for $77.1 million. See Note 2, Acquisition, for more information.

•	A payment of $30.0 million to WBS during the nine months ended September 30, 2018 for the transfer of software assets to us.

These decreases in net cash used in investing activities were partially offset by a $67.5 million increase in cash paid for capital expenditures during the nine months ended September 30, 2019, compared with the same period in 2018, which is discussed in more detail below.

Capital Expenditures

Capital expenditures for the nine months ended September 30 were as follows:

(in millions)	2019	2018	Change in 2019 Over 2018
Capital expenditures	$380.0	$312.5	$67.5

09/30/2019 Form 10-Q	33	Wisconsin Public Service Corporation

The increase in cash paid for capital expenditures during the nine months ended September 30, 2019, compared with the same period in 2018, was primarily driven by our recent acquisitions of Two Creeks and Badger Hollow I. This increase in cash paid for capital expenditures was partially offset by decreased capital expenditures related to SMRP and our AMI program during 2019.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects below for more information.

Financing Activities

Net cash provided by financing activities decreased $0.1 million during the nine months ended September 30, 2019, compared with the same period in 2018, driven by:

•
A $281.6 million net decrease in cash which resulted from $265.9 million of net repayments of commercial paper during the nine months ended September 30, 2019, compared with $15.7 million of net borrowings of commercial paper during the same period in 2018.

•	A $15.0 million decrease in equity contributions received from our parent during the nine months ended September 30, 2019, compared with the same period in 2018, to balance our capital structure.

These decreases in cash were partially offset by the issuance of $300.0 million of long-term debt during the nine months ended September 30, 2019.

For more information on our financing activities, see Note 6, Short-Term Debt and Lines of Credit and Note 7, Long-Term Debt.

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

Working Capital

Although not the case as of September 30, 2019, our current liabilities sometimes exceed our current assets. If this were to occur, we would not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

Credit Rating Risk

We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. However, we have certain agreements in the form of commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

09/30/2019 Form 10-Q	34	Wisconsin Public Service Corporation

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

(in millions)
2019	$550.6
2020	579.3
2021	405.1
Total	$1,535.0

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

Additionally, as part of our commitment to invest in zero-carbon generation, we plan to invest in utility scale solar. We have partnered with an unaffiliated utility to acquire ownership interests in two solar projects in Wisconsin. Badger Hollow I will be located in Iowa County, Wisconsin, and Two Creeks will be located in Manitowoc County, Wisconsin. We will own 100 MW of the output of each project for a total of 200 MW. Our share of the cost of both projects is estimated to be $260 million. Construction began at Two Creeks and Badger Hollow I in August 2019 and October 2019, respectively. Commercial operation for both projects is targeted for the end of 2020. Solar generation technology has greatly improved, has become more cost-effective, and it complements our summer demand curve.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. See Note 6, Short-Term Debt and Lines of Credit, and Note 13, Guarantees, for more information.

Contractual Obligations

We issued long-term debt in the third quarter 2019 which resulted in an increase in our contractual obligations. See Note 7, Long-Term Debt, for more information.

09/30/2019 Form 10-Q	35	Wisconsin Public Service Corporation

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2018 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the nine months ended September 30, 2019.

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

•
Prior to its acquisition by WEC Energy Group, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries, including us. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of September 30, 2019, we had not received any significant disallowances of the costs incurred for this project. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project.

See Note 19, Regulatory Environment, for more information regarding our pending rate proceeding and previously issued rate order.

Environmental Matters

See Note 17, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

09/30/2019 Form 10-Q	36	Wisconsin Public Service Corporation

Other Matters

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Legislation was signed into law. In May 2018, the PSCW issued a written order regarding how to refund certain tax savings from the Tax Legislation to our ratepayers. We expect that the various remaining impacts of the Tax Legislation on our operations will be addressed in the pending rate case we filed with the PSCW in March 2019. See Note 19, Regulatory Environment, for more information on our pending rate case. In July 2019, the Federal Energy Regulatory Commission approved our revised formula rate tariff, which incorporated the impacts of the Tax Legislation. As a result of the Federal Energy Regulatory Commission's approval, our formula rate customers will receive a monthly bill credit through the end of 2019, which includes the tax savings from the Tax Legislation as well as interest.

Critical Accounting Policies and Estimates

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. We have found that the disclosures made in our 2018 Annual Report on Form 10-K are still current and that there have been no significant changes, except as follows:

Goodwill Impairment

We completed our annual goodwill impairment test for our utility reporting unit as of July 1, 2019. No impairment was recorded as a result of this test. At July 1, 2019, our reporting unit had $36.4 million of goodwill.

The fair value calculated in step one of the test was greater than its carrying value. The fair value of our reporting unit was calculated using a combination of the income approach and the market approach.

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

Key assumptions used in the income approach included ROE, the long-term growth rate used to determine the terminal value at the end of the discrete forecast period, and the discount rate. The discount rate is applied to estimated future cash flows and is one of the most significant assumptions used to determine fair value under the income approach. As interest rates rise, the calculated fair value will decrease. The discount rate is based on the weighted-average cost of capital, taking into account both the after-tax cost of debt and cost of equity. The terminal year ROE is driven by our current allowed ROE. The terminal growth rate is based primarily on a combination of historical and forecasted statistics for real gross domestic product and personal income for our service area.

For the market approach, we used an equal weighting of the guideline public company method and the guideline merged and acquired company method. The guideline public company method uses financial metrics from similar companies to determine fair value. The guideline merged and acquired company method calculates fair value by analyzing the actual prices paid for recent mergers and acquisitions in the industry. We applied multiples derived from these two methods to the appropriate operating metrics for our reporting unit to determine fair value.

The underlying assumptions and estimates used in the impairment test were made as of a point in time. Subsequent changes in these assumptions and estimates could change the result of the test.

The fair value of our reporting unit exceeded its carrying value by over 50%. Based on this result, our reporting unit is not at risk of failing step one of the goodwill impairment test.

See Note 15, Goodwill and Other Intangible Assets, for more information.

09/30/2019 Form 10-Q	37	Wisconsin Public Service Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2018 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 11, Fair Value Measurements, Note 12, Derivative Instruments, and Note 13, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2019 Form 10-Q	38	Wisconsin Public Service Corporation

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

ITEM 6. EXHIBITS

Number	Exhibit
4	Instruments defining the rights of security holders, including indentures
	4.1	Thirteenth Supplemental Indenture, dated as of August 14, 2019, between WPS and U.S. Bank National Association (Exhibit 4.1 to WPS's Form 8-K filed August 14, 2019).

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2019 Form 10-Q	39	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	November 7, 2019	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2019 Form 10-Q	40	Wisconsin Public Service Corporation