Form 10-Q
period 2020-06-30
WISCONSIN PUBLIC SERVICE CORP
filed 2020-08-06
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
June 30, 2020

All of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2020

06/30/2020 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
Integrys	Integrys Holding, Inc.
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.
WG	Wisconsin Gas LLC

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BSER	Best System of Emission Reduction
CAA	Clean Air Act
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NOV	Notice of Violation
RTR	Risk and Technology Review

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
AMI	Advanced Metering Infrastructure
Badger Hollow I	Badger Hollow Solar Farm I
CDC	Centers for Disease Control and Prevention
COVID-19	Coronavirus Disease – 2019
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.
ROE	Return on Equity
SMRP	System Modernization and Reliability Project
Tax Legislation	Tax Cuts and Jobs Act of 2017
Two Creeks	Two Creeks Solar Project
WHO	World Health Organization

06/30/2020 Form 10-Q	ii	Wisconsin Public Service Corporation

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in this report and our 2019 Annual Report on Form 10-K, and those identified below:

•Factors affecting utility operations such as catastrophic weather-related damage, environmental incidents, unplanned facility outages and repairs and maintenance, and electric transmission or natural gas pipeline system constraints;

•Factors affecting the demand for electricity and natural gas, including political developments, unusual weather, changes in economic conditions, customer growth and declines, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers;

•The timing, resolution, and impact of rate cases and negotiations, including recovery of deferred and current costs and the ability to earn a reasonable return on investment, and other regulatory decisions impacting our regulated operations;

•The impact of the COVID-19 pandemic on our business functions, financial condition, liquidity, and results of operations;

•The impact of recent and future federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, and tax laws, including the Tax Legislation as well as those that affect our ability to use production tax credits and investment tax credits;

•Federal and state legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in the interpretation of regulations or permit conditions by regulatory agencies, and the recovery of associated remediation and compliance costs;

•The ability to obtain and retain customers, including wholesale customers, due to increased competition in our electric and natural gas markets from retail choice and alternative electric suppliers, and continued industry consolidation;

•The timely completion of capital projects within budgets and the ability to recover the related costs through rates;

•Factors affecting the implementation of WEC Energy Group's CO2 emission reduction goals and generation reshaping plan, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, and the feasibility of competing projects;

•The financial and operational feasibility of taking more aggressive action to further reduce GHG emissions in order to limit future global temperature increases;

•The risks associated with changing commodity prices, particularly natural gas and electricity, and the availability of sources of natural gas and other fossil fuels, purchased power, materials needed to operate environmental controls at our electric

06/30/2020 Form 10-Q	1	Wisconsin Public Service Corporation

generating facilities, or water supply due to high demand, shortages, transportation problems, nonperformance by electric energy or natural gas suppliers under existing power purchase or natural gas supply contracts, or other developments;

•Changes in credit ratings, interest rates, and our ability to access the capital markets, caused by volatility in the global credit markets, our capitalization structure, and market perceptions of the utility industry or us;

•Changes in the method of determining LIBOR or the replacement of LIBOR with an alternative reference rate;

•Costs and effects of litigation, administrative proceedings, investigations, settlements, claims, and inquiries;

•The direct or indirect effect on our business resulting from terrorist attacks and cyber security intrusions, as well as the threat of such incidents, including the failure to maintain the security of personally identifiable information, the associated costs to protect our utility assets, technology systems, and personal information, and the costs to notify affected persons to mitigate their information security concerns and to comply with state notification laws;

•The risk of financial loss, including increases in bad debt expense, associated with the inability of our customers, counterparties, and affiliates to meet their obligations;

•Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters;

•The investment performance of our employee benefit plan assets, as well as unanticipated changes in related actuarial assumptions, which could impact future funding requirements;

•Factors affecting the employee workforce, including loss of key personnel, internal restructuring, work stoppages, and collective bargaining agreements and negotiations with union employees;

•Advances in technology, and related legislation or regulation supporting the use of that technology, that result in competitive disadvantages and create the potential for impairment of existing assets;

•The risk associated with the values of goodwill and other intangible assets and their possible impairment;

•Potential business strategies to acquire and dispose of assets, which cannot be assured to be completed timely or within budgets;

•The timing and outcome of any audits, disputes, and other proceedings related to taxes;

•The ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, while both integrating and continuing to consolidate WEC Energy Group's enterprise systems with those of its other utilities;

•The effect of accounting pronouncements issued periodically by standard-setting bodies; and

•Other considerations disclosed elsewhere herein and in other reports we file with the SEC or in other publicly disseminated written documents.

We expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

06/30/2020 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2020	2019	2020	2019
Operating revenues	$312.8	$320.9	$682.2	$716.7

Operating expenses
Cost of sales	93.3	113.3	225.0	293.6
Other operation and maintenance	99.3	96.9	191.1	201.3
Depreciation and amortization	43.2	40.8	86.2	81.1
Property and revenue taxes	9.6	10.1	19.6	20.3
Total operating expenses	245.4	261.1	521.9	596.3

Operating income	67.4	59.8	160.3	120.4

Other income, net	8.4	9.9	16.7	19.2
Interest expense	16.0	15.3	32.3	31.4
Other expense	(7.6)	(5.4)	(15.6)	(12.2)

Income before income taxes	59.8	54.4	144.7	108.2
Income tax expense	12.1	12.9	28.8	25.8
Net income	$47.7	$41.5	$115.9	$82.4

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2020 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED BALANCE SHEETS (Unaudited)	June 30,	December 31,
(in millions, except share and per share amounts)	2020	2019
Assets
Current assets
Cash and cash equivalents	$0.8	$2.3
Accounts receivable and unbilled revenues, net of reserves of $10.0 and $4.2, respectively	187.3	210.0
Accounts receivable from related parties	16.0	38.7
Materials, supplies, and inventories	99.4	106.4
Prepaid taxes	47.6	63.4
Other	9.3	11.2
Current assets	360.4	432.0

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $1,730.3 and $1,672.1, respectively	4,672.4	4,544.5
Regulatory assets	430.7	437.9
Goodwill	36.4	36.4
Pension and OPEB assets	159.9	148.3
Other	36.7	42.5
Long-term assets	5,336.1	5,209.6
Total assets	$5,696.5	$5,641.6

Liabilities and Equity
Current liabilities
Short-term debt	$16.5	$91.5
Accounts payable	146.6	176.9
Accounts payable to related parties	36.2	68.5
Accrued payroll and benefits	23.5	26.5
Customer credit balances	15.1	17.3
Other	36.0	38.4
Current liabilities	273.9	419.1

Long-term liabilities
Long-term debt	1,643.5	1,642.8
Deferred income taxes	664.3	654.6
Deferred investment tax credits	24.9	6.1
Regulatory liabilities	773.4	782.5
Environmental remediation liabilities	83.8	83.8
Pension and OPEB obligations	18.0	18.6
Other	93.8	94.3
Long-term liabilities	3,301.7	3,282.7

Commitments and contingencies (Note 15)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,426.3	1,221.1
Retained earnings	599.0	623.1
Common shareholder's equity	2,120.9	1,939.8
Total liabilities and equity	$5,696.5	$5,641.6

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2020 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2020	2019
Operating activities
Net income	$115.9	$82.4
Reconciliation to cash provided by operating activities
Depreciation and amortization	86.2	81.1
Deferred income taxes and investment tax credits, net	17.1	44.3
Change in –
Accounts receivable and unbilled revenues	41.7	35.3
Materials, supplies, and inventories	7.0	(2.5)
Prepaid taxes	15.8	(16.1)
Other current assets	4.8	(1.2)
Accounts payable	(52.1)	(42.7)
Accrued taxes	2.0	(8.5)
Other current liabilities	(8.9)	(6.2)
Other, net	3.1	(8.5)
Net cash provided by operating activities	232.6	157.4

Investing activities
Capital expenditures	(232.8)	(186.2)
Proceeds from cash surrender value of life insurance	7.1	6.6
Other, net	1.6	1.4
Net cash used in investing activities	(224.1)	(178.2)

Financing activities
Change in short-term debt	(75.0)	(19.1)
Payment of dividends to parent	(140.0)	(60.0)
Equity contribution from parent	205.0	105.0
Other, net	—	(0.2)
Net cash (used in) provided by financing activities	(10.0)	25.7

Net change in cash and cash equivalents	(1.5)	4.9
Cash and cash equivalents at beginning of period	2.3	8.9
Cash and cash equivalents at end of period	$0.8	$13.8

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2020 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF EQUITY (Unaudited)

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2019	$95.6	$1,221.1	$623.1	$1,939.8
Net income	—	—	68.2	68.2
Equity contribution from parent	—	100.0	—	100.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at March 31, 2020	$95.6	$1,321.2	$661.3	$2,078.1
Net income	—	—	47.7	47.7
Equity contribution from parent	—	105.0	—	105.0
Payment of dividends to parent	—	—	(110.0)	(110.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at June 30, 2020	$95.6	$1,426.3	$599.0	$2,120.9

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2018	$95.6	$1,115.9	$558.4	$1,769.9
Net income	—	—	40.9	40.9
Equity contribution from parent	—	105.0	—	105.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at March 31, 2019	$95.6	$1,220.9	$569.3	$1,885.8
Net income	—	—	41.5	41.5
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at June 30, 2019	$95.6	$1,221.0	$580.8	$1,897.4

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2020 Form 10-Q	6	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020

NOTE 1—GENERAL INFORMATION

Wisconsin Public Service Corporation serves approximately 450,800 electric customers and 333,700 natural gas customers.

As used in these notes, the term "financial statements" refers to the condensed financial statements. This includes the income statements, balance sheets, statements of cash flows, and statements of equity, unless otherwise noted. In this report, when we refer to "the Company," "us," "we," "our," or "ours," we are referring to Wisconsin Public Service Corporation.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2019. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of expected results for 2020 due to seasonal variations and other factors, including any continuing financial impacts from the COVID-19 pandemic.

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

	Wisconsin Public Service Corporation
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Electric utility	$265.0	$264.6	$536.3	$541.6
Natural gas utility	49.3	56.4	146.2	174.0
Total revenues from contracts with customers	314.3	321.0	682.5	715.6
Other operating revenues	(1.5)	(0.1)	(0.3)	1.1
Total operating revenues	$312.8	$320.9	$682.2	$716.7

06/30/2020 Form 10-Q	7	Wisconsin Public Service Corporation

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Residential	$98.4	$82.7	$199.5	$177.7
Small commercial and industrial	80.7	85.3	164.0	169.4
Large commercial and industrial	51.1	57.7	102.3	109.2
Other	2.1	2.1	4.2	4.2
Total retail revenues	232.3	227.8	470.0	460.5
Wholesale	23.1	24.2	45.5	53.6
Resale	5.3	6.9	10.6	16.4
Other utility revenues	4.3	5.7	10.2	11.1
Total electric utility operating revenues	$265.0	$264.6	$536.3	$541.6

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Natural Gas Utility Operating Revenues
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Residential	$29.0	$30.7	$87.4	$104.4
Commercial and industrial	13.0	16.0	46.1	62.3
Total retail revenues	42.0	46.7	133.5	166.7
Transport	4.2	3.9	10.2	9.2
Other utility revenues (1)	3.1	5.8	2.5	(1.9)
Total natural gas utility operating revenues	$49.3	$56.4	$146.2	$174.0

(1)Includes amounts collected from (refunded to) customers for purchased gas adjustment costs.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Alternative revenues (1)	$(1.6)	$(1.0)	$(1.4)	$(0.8)
Late payment charges (2)	—	0.8	1.0	1.8
Other	0.1	0.1	0.1	0.1
Total other operating revenues	$(1.5)	$(0.1)	$(0.3)	$1.1

(1)Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to wholesale customers subject to true-up, as discussed in Note 1(d), Operating Revenues, in our 2019 Annual Report on Form 10-K.

(2)The reduction in late payment charges is a result of a regulatory order from the PSCW in response to the COVID-19 pandemic, which includes the suspension of late payment charges during a designated time period. See Note 17, Regulatory Environment, for more information.

06/30/2020 Form 10-Q	8	Wisconsin Public Service Corporation

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

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at June 30, 2020.

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. For some of our larger customers and also in circumstances where we become aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance for credit losses against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we use the accounts receivable aging method to calculate an allowance for credit losses. Using this method, we classify accounts receivable into different aging buckets and calculate a reserve percentage for each aging bucket based upon historical loss rates. The calculated reserve percentages are updated on at least an annual basis, in order to ensure recent macroeconomic, political, and regulatory trends are captured in the calculation, to the extent possible. Risks identified that we do not believe are reflected in the calculated reserve percentages, are assessed on a quarterly basis to determine whether further adjustments are required. The increase recorded to our allowance for credit losses at June 30, 2020, specific to the economic risks associated with the COVID-19 pandemic not already reflected in our calculated reserve, was not significant. We will continue to monitor the economic impacts of COVID-19 and the resulting effects that these impacts may have on the ability of our customers to pay their energy bills.

We monitor our ongoing credit exposure through active review of counterparty accounts receivable balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. To the extent possible, we work with customers with past due balances to negotiate payment plans, but will disconnect customers for non-payment as allowed by our regulators if necessary, and employ collection agencies and legal counsel to pursue recovery of defaulted receivables. For our larger customers, detailed credit review procedures may be performed in advance of any sales being made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers to mitigate credit risk. See Note 17, Regulatory Environment, for information on certain regulatory actions that were and/or are being taken for the purpose of ensuring that essential utility services are available to our customers during the COVID-19 pandemic.

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	June 30, 2020
Accounts receivable and unbilled revenues	$197.3
Allowance for credit losses	10.0
Accounts receivable and unbilled revenues, net (1)	$187.3

Total accounts receivable, net – past due greater than 90 days (1)	$11.2
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	89.5%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at June 30, 2020, $65.4 million, or 34.9%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. In addition, in its March 24, 2020 order, the PSCW authorized the deferral of credit losses for our commercial and industrial customers, to the extent these losses exceed the amount included in rates, as a result of the COVID-19 pandemic and the related actions we have been required to take to ensure essential utility services are available to customers during this public health emergency. As a result, our exposure to credit losses related to certain commercial and industrial accounts receivable and unbilled revenue balances were also mitigated by regulatory protections at June 30, 2020, but are not included in the percentages in the above table or this note as we continue to assess the impacts of the order. See Note 17, Regulatory Environment, for more information.

06/30/2020 Form 10-Q	9	Wisconsin Public Service Corporation

A rollforward of the allowance for credit losses is included below:

(in millions)	Six Months Ended June 30, 2020
Balance at December 31, 2019	$4.2
Provision for credit losses	5.2
Provision for credit losses deferred for future recovery or refund	3.3
Write-offs charged against the allowance	(4.6)
Recoveries of amounts previously written off	1.9
Balance at June 30, 2020	$10.0

The increase in the allowance for credit losses was driven by an increase in past due accounts receivable balances from December 31, 2019 to June 30, 2020. This is a trend we generally see over the winter moratorium months, when we are not allowed to disconnect customer service as a result of non-payment. In Wisconsin, the winter moratorium begins on November 1 and ends on April 15. However, as a result of the COVID-19 pandemic, we are still unable to disconnect any of our customers. See Note 17, Regulatory Environment, for more information.

NOTE 4—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2020 and December 31, 2019. For more information on our regulatory assets and liabilities, see Note 5, Regulatory Assets and Liabilities, in our 2019 Annual Report on Form 10-K.

(in millions)	June 30, 2020	December 31, 2019
Regulatory assets
Pension and OPEB costs	$142.5	$151.8
Environmental remediation costs	112.8	113.5
Plant retirements	55.6	55.3
Income tax related items	42.3	38.9
ReACT™	19.5	20.8
Asset retirement obligations	16.2	8.4
Forward Wind Energy Center	14.1	17.9
Termination of a tolling agreement with Fox Energy Company LLC	7.2	9.9
Other, net	20.5	21.4
Total regulatory assets	$430.7	$437.9

(in millions)	June 30, 2020	December 31, 2019
Regulatory liabilities
Income tax related items	$405.9	$416.7
Removal costs	196.9	201.8
Pension and OPEB benefits	99.2	100.5
Earnings sharing mechanism	37.0	42.0
Energy costs refundable through rate adjustments	21.8	20.0
Electric transmission costs	11.8	3.7
Other, net	11.7	11.5
Total regulatory liabilities	$784.3	$796.2

Balance sheet presentation
Other current liabilities	$10.9	$13.7
Regulatory liabilities	773.4	782.5
Total regulatory liabilities	$784.3	$796.2

06/30/2020 Form 10-Q	10	Wisconsin Public Service Corporation

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 6—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2020	December 31, 2019
Commercial paper
Amount outstanding	$16.5	$91.5
Weighted-average interest rate on amounts outstanding	0.15%	1.91%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2020 was $77.4 million with a weighted-average interest rate during the period of 1.04%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	June 30, 2020
Revolving credit facility	October 2022	$400.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		16.5
Available capacity under existing credit facility		$382.2

NOTE 7—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	June 30, 2020	December 31, 2019
Materials and supplies	$51.9	$50.1
Fossil fuel	34.8	36.1
Natural gas in storage	12.7	20.2
Total	$99.4	$106.4

Substantially all materials and supplies, fossil fuel inventories, and natural gas in storage are recorded using the weighted-average cost method of accounting.

06/30/2020 Form 10-Q	11	Wisconsin Public Service Corporation

NOTE 8—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$12.6	21.0%	$11.4	21.0%
State income taxes net of federal tax benefit	3.6	6.0%	3.3	6.1%
Federal excess deferred tax amortization – Wisconsin unprotected	(2.7)	(4.6)%	—	—%
Federal excess deferred tax amortization	(1.1)	(1.9)%	(1.2)	(2.2)%
Other	(0.3)	(0.3)%	(0.6)	(1.2)%
Total income tax expense	$12.1	20.2%	$12.9	23.7%

	Six months ended June 30, 2020		Six months ended June 30, 2019
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$30.4	21.0%	$22.7	21.0%
State income taxes net of federal tax benefit	8.8	6.1%	6.7	6.2%
Federal excess deferred tax amortization – Wisconsin unprotected	(6.7)	(4.7)%	—	—%
Federal excess deferred tax amortization	(2.7)	(1.9)%	(2.5)	(2.3)%
Other	(1.0)	(0.6)%	(1.1)	(1.1)%
Total income tax expense	$28.8	19.9%	$25.8	23.8%

The effective tax rates of 20.2% and 19.9% for the three and six months ended June 30, 2020, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. In accordance with the rate order received from the PSCW in December 2019, we are amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to our customers. In addition, as discussed in more detail below, the impact of the protected benefits associated with the Tax Legislation drove a decrease in the effective tax rate. These items were partially offset by state income taxes.

The effective tax rates of 23.7% and 23.8% for the three and six months ended June 30, 2019, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to state income taxes, partially offset by the impact of the protected benefits associated with the Tax Legislation, which is discussed in more detail below.

The Tax Legislation, signed into law in December 2017, required us to remeasure the deferred income taxes at our utility segment and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above).

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

06/30/2020 Form 10-Q	12	Wisconsin Public Service Corporation

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.3	$0.3	$—	$1.6
FTRs	—	—	3.4	3.4
Coal contracts	—	0.2	—	0.2
Total derivative assets	$1.3	$0.5	$3.4	$5.2

Derivative liabilities
Natural gas contracts	$2.0	$0.2	$—	$2.2
Coal contracts	—	0.2	—	0.2
Total derivative liabilities	$2.0	$0.4	$—	$2.4

	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.2	$0.2	$—	$0.4
FTRs	—	—	1.3	1.3
Coal contracts	—	0.4	—	0.4
Total derivative assets	$0.2	$0.6	$1.3	$2.1

Derivative liabilities
Natural gas contracts	$3.0	$0.2	$—	$3.2
Coal contracts	—	0.1	—	0.1
Total derivative liabilities	$3.0	$0.3	$—	$3.3

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

06/30/2020 Form 10-Q	13	Wisconsin Public Service Corporation

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Balance at the beginning of the period	$0.5	$1.1	$1.3	$3.0
Purchases	4.0	5.4	4.0	5.4
Settlements	(1.1)	(1.9)	(1.9)	(3.8)
Balance at the end of the period	$3.4	$4.6	$3.4	$4.6

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2020		December 31, 2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (1)	$1,612.8	$1,881.4	$1,612.1	$1,793.5

(1)The carrying amount of long-term debt excludes finance lease obligations of $30.7 million at both June 30, 2020 and December 31, 2019.

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

	June 30, 2020		December 31, 2019
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$1.3	$2.2	$0.4	$3.1
FTRs	3.4	—	1.3	—
Coal contracts	0.1	0.1	0.2	—
Total other current (1)	4.8	2.3	1.9	3.1

Other long-term
Natural gas contracts	0.3	—	—	0.1
Coal contracts	0.1	0.1	0.2	0.1
Total other long-term (1)	0.4	0.1	0.2	0.2
Total	$5.2	$2.4	$2.1	$3.3

(1)On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

06/30/2020 Form 10-Q	14	Wisconsin Public Service Corporation

Realized gains (losses) on derivatives are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	8.5 Dth	$(2.7)	8.7 Dth	$(0.7)
FTRs	2.0 MWh	0.1	2.4 MWh	2.5
Total		$(2.6)		$1.8

	Six months ended June 30, 2020		Six months ended June 30, 2019
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	21.2 Dth	$(7.1)	20.8 Dth	$(1.2)
FTRs	3.9 MWh	0.5	5.0 MWh	3.2
Total		$(6.6)		$2.0

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2020 and December 31, 2019, we had posted cash collateral of $2.8 million and $4.8 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2020			December 31, 2019
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$5.2	$2.4		$2.1	$3.3
Gross amount not offset on the balance sheet	(1.3)	(2.0)	(1)	(0.3)	(3.1)	(2)
Net amount	$3.9	$0.4		$1.8	$0.2

(1)Includes cash collateral posted of $0.7 million.

(2)Includes cash collateral posted of $2.8 million.

NOTE 11—GUARANTEES

As of June 30, 2020, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that extended credit to us which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 12—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Service cost	$2.3	$2.0	$4.9	$4.3
Interest cost	6.4	7.0	12.6	14.1
Expected return on plan assets	(12.2)	(12.0)	(24.3)	(24.0)
Amortization of net actuarial loss	6.1	4.5	11.9	8.9
Net periodic benefit cost	$2.6	$1.5	$5.1	$3.3

06/30/2020 Form 10-Q	15	Wisconsin Public Service Corporation

	OPEB Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Service cost	$1.0	$1.0	$2.2	$2.1
Interest cost	1.3	1.7	2.6	3.3
Expected return on plan assets	(4.5)	(4.2)	(9.1)	(8.3)
Amortization of prior service credit	(2.7)	(2.8)	(5.3)	(5.7)
Amortization of net actuarial (gain) loss	(0.4)	0.4	(0.7)	0.8
Net periodic benefit credit	$(5.3)	$(3.9)	$(10.3)	$(7.8)

During the six months ended June 30, 2020, we made contributions and payments of $0.3 million related to our pension plans and an insignificant amount related to our OPEB plans. We expect to make contributions and payments of $0.4 million related to our pension plans and $0.1 million related to our OPEB plans during the remainder of 2020, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 13—GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the six months ended June 30, 2020.

NOTE 14—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At June 30, 2020, we reported two segments, which are described below.

Our utility segment includes our electric and natural gas utility operations, which serve customers in northeastern and central Wisconsin. Our electric utility operations are engaged in the generation, distribution, and sale of electricity. Our natural gas utility operations are engaged in the purchase, distribution, and sale of natural gas as well as the transportation of customer-owned natural gas.

Our other segment primarily consists of equity earnings from our investment in Wisconsin River Power Company.

The following tables show summarized financial information for the three and six months ended June 30, 2020 and 2019, related to our reportable segments:

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended June 30, 2020
Operating revenues	$312.8	$—	$312.8
Other operation and maintenance	99.3	—	99.3
Depreciation and amortization	43.2	—	43.2
Operating income	67.4	—	67.4
Other income, net	8.0	0.4	8.4
Interest expense	16.0	—	16.0

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended June 30, 2019
Operating revenues	$320.9	$—	$320.9
Other operation and maintenance	96.9	—	96.9
Depreciation and amortization	40.8	—	40.8
Operating income	59.8	—	59.8
Other income, net	9.5	0.4	9.9
Interest expense	15.3	—	15.3

06/30/2020 Form 10-Q	16	Wisconsin Public Service Corporation

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Six months ended June 30, 2020
Operating revenues	682.2	$—	$682.2
Other operation and maintenance	191.1	—	191.1
Depreciation and amortization	86.2	—	86.2
Operating income	160.3	—	160.3
Other income, net	15.9	0.8	16.7
Interest Expense	32.3	—	32.3

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Six months ended June 30, 2019
Operating revenues	$716.7	$—	$716.7
Other operation and maintenance	201.3	—	201.3
Depreciation and amortization	81.1	—	81.1
Operating income	120.4	—	120.4
Other income, net	18.5	0.7	19.2
Interest expense	31.4	—	31.4

NOTE 15—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2020, were approximately $0.8 billion.

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

Air Quality

National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 National Ambient Air Quality Standards. The EPA issued final nonattainment area designations in April 2018. The following counties within our service territory were designated as partial nonattainment with the 2015 standard: Door and Manitowoc. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation. We expect that any subsequent EPA re-designation, if necessary, would take place in 2021. We believe we are well positioned to meet the requirements associated with the ozone standard and do not expect to incur significant costs to comply. The State of Wisconsin is currently working with stakeholders, including us, in developing regulations for inclusion in the state implementation plan required by the 2015 rule.

06/30/2020 Form 10-Q	17	Wisconsin Public Service Corporation

Mercury and Air Toxics Standards

In May 2020, the EPA finalized revisions to the Supplemental Cost Finding for the MATS rule as well as the CAA required RTR. The EPA was required by the United States Supreme Court to review both costs and benefits of complying with the MATS rule. After its review of costs, the EPA determined that it is not appropriate and necessary to regulate hazardous air pollutant emissions from power plants under Section 112 of the CAA. As a result, under the final rule, the emission standards and other requirements of the MATS rule first enacted in 2012 remain in place. The EPA did not remove coal- and oil-fired power plants from the list of sources that are regulated under Section 112. The EPA also determined that no revisions to MATS are warranted based on the results of the RTR. As a result, we do not expect the rule to have a material impact on our financial condition or results of operations.

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

WEC Energy Group continues to evaluate opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute toward long-term GHG emissions reductions. In 2019, WEC Energy Group met and exceeded its 2030 goal of reducing CO2 emissions by 40% below 2005 levels. WEC Energy Group has re-evaluated its carbon reduction goals for its electric generation in light of this progress. As strategies to reduce GHG emissions continue to evolve, WEC Energy Group's updated plan, which includes us, is to work with elected officials, regulatory agencies, customers, environmental groups, and other stakeholders to reduce CO2 emissions from electricity generation by 70% below 2005 levels by 2030. WEC Energy Group's long-term goal calls for its electric generation fleet to be net carbon neutral by 2050. As a result of WEC Energy Group's generation reshaping plan, we retired approximately 300 MW of coal generation in 2018, including the Pulliam power plant and the jointly-owned Edgewater Unit 4 generating units. WEC Energy Group also has a goal to decrease the rate of methane emissions from the natural gas distribution lines in its network by 30% per mile by the year 2030 from a 2011 baseline. WEC Energy Group was over half way toward meeting that goal at the end of 2019.

Stationary Combustion Turbine Standards (Combustion Turbine Rule)

Effective in March 2020, the EPA issued a final regulation for National Air Standards for Hazardous Air Pollutants for Stationary Combustion Turbines. The Combustion Turbine Rule was issued to complete the RTR required by the CAA every five years, and applies only to combustion turbines constructed or reconstructed after January 14, 2003. The Combustion Turbine Rule clarifies certain performance testing, semi-annual and excess emission reporting requirements, implements electronic reporting requirements, and changes certain requirements applicable during startup, shutdown, and malfunction. We have evaluated the rule and do not expect the rule will have a material impact on our financial condition or results operations.

Water Quality

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016. This rule created new requirements for several types of power plant wastewaters. The new requirement that affects us relates to discharge limits for BATW. As a result of past capital investments, we

06/30/2020 Form 10-Q	18	Wisconsin Public Service Corporation

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

The ELG requirements for BATW systems are currently being re-evaluated by the EPA. In September 2017, the EPA issued a final rule (Postponement Rule) to postpone the earliest compliance date to November 1, 2020 for the BATW requirements while it reconsiders the ELG rule. The Postponement Rule left unchanged the latest ELG rule compliance date of December 31, 2023. In November 2019, the EPA Administrator signed the proposed ELG Reconsideration Rule to revise the treatment technology requirements related to BATW at existing facilities. The EPA also proposed a provision that exempts facility owners from the new BATW requirements for generating units that are retired by December 31, 2028. We expect the rule to be finalized in late 2020. In the meantime, we are currently evaluating what impact, if any, the proposed rule would have on our estimated compliance cost.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	June 30, 2020	December 31, 2019
Regulatory assets	$112.8	$113.5
Reserves for future environmental remediation	83.8	83.8

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

With the retirement of Pulliam Units 7 and 8 in October 2018, we completed the mitigation projects required by the Consent Decree and received a completeness letter from the EPA in October 2018. We are working with the EPA on a closeout process for the Consent Decree.

06/30/2020 Form 10-Q	19	Wisconsin Public Service Corporation

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

Enforcement and Litigation Matters

We are involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Although we are unable to predict the outcome of these matters, management believes that appropriate reserves have been established and that final settlement of these actions will not have a material impact on our financial condition or results of operations.

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2020	2019
Cash paid for interest, net of amount capitalized	$32.0	$30.4
Cash paid for income taxes, net	—	9.4
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	33.1	31.3

NOTE 17—REGULATORY ENVIRONMENT

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC. COVID-19 has spread globally, including throughout the United States and, in turn, our service territory. In response to the COVID-19 pandemic, Wisconsin declared a public health emergency and issued a shelter-in-place order, which has since been lifted. On March 24, 2020, the PSCW issued two orders regarding certain actions to be taken for purposes of ensuring that essential utility services were, and continue to be, available to our customers. The first order required all public utilities in the state of Wisconsin, including us, to temporarily suspend disconnections, the assessment of late fees, and deposit requirements for all customer classes. In addition, it required utilities to reconnect customers that were previously disconnected, offer deferred payment arrangements to all customers, and streamline the application process for customers applying for utility service.

In the second order issued on March 24, 2020, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. The PSCW has affirmed that this authorization for deferral includes the incremental increase in uncollectible expense above what is currently being recovered in rates. As we already have a cost recovery mechanism in place to recover uncollectible expense for residential customers, this new deferral will only impact the recovery of uncollectible expense for our commercial and industrial customers. The PSCW will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings. As of June 30, 2020, our deferrals related to the COVID-19 pandemic were not significant.

On June 26, 2020, the PSCW issued a written order providing a timeline for the lifting of the temporary provisions required in the initial March 24, 2020 order. Utilities were allowed to disconnect commercial and industrial customers and require deposits for new service as of July 25, 2020 and July 31, 2020, respectively. Additionally, utilities were authorized to reinstate late fees except for the period between the first order and this supplemental order. Utilities can elect to continue to waive all late fees until the end of 2020 or until they are able to implement the changes necessary to prevent late fees from being assessed on past due balances resulting from services provided during the declared health emergency. We are still currently waiving late fees. Utilities will also not be required to offer deferred payment arrangements to all customers after August 15, 2020. On July 24, 2020, the PSCW extended the moratorium on disconnections of residential customers until September 1, 2020.

06/30/2020 Form 10-Q	20	Wisconsin Public Service Corporation

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

(1)Amount is net of certain deferred tax benefits from the Tax Legislation that were utilized to reduce near-term rate impacts to our customers. The rate order reflects the majority of the unprotected deferred tax benefits from the Tax Legislation being amortized over two years. Approximately $11 million of tax benefits are being amortized in 2020 and approximately $39 million will be amortized in 2021. Unprotected deferred tax benefits by their nature are eligible to be returned to customers in a manner and timeline determined to be appropriate by the PSCW.

(2)The rate order is net of $21 million of refunds related to our 2018 earnings sharing mechanism. These refunds will be made to customers evenly over two years, with half being returned in 2020 and the remainder in 2021.

(3)Amount is net of certain deferred tax benefits from the Tax Legislation that were utilized to reduce near-term rate impacts to our customers. The rate order reflects all of the unprotected deferred tax benefits from the Tax Legislation being amortized evenly over four years, which results in approximately $5 million of previously deferred tax benefits being amortized each year. Unprotected deferred tax benefits by their nature are eligible to be returned to customers in a manner and timeline determined to be appropriate by the PSCW.

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

06/30/2020 Form 10-Q	21	Wisconsin Public Service Corporation

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The new standard removes certain exceptions for performing intraperiod allocation and calculating income taxes in interim periods and also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The guidance will be effective for annual and interim periods beginning after December 15, 2020. We plan to adopt the new standard effective January 1, 2021, and do not expect the adoption to have a material impact on our financial statements and related disclosures.

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

06/30/2020 Form 10-Q	22	Wisconsin Public Service Corporation

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

Reshaping Our Generation Fleet

WEC Energy Group has developed and is executing a plan to reshape its generation portfolio. This plan balances reliability and customer cost with environmental stewardship. WEC Energy Group continues to evaluate opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute toward long-term greenhouse gas (GHG) emissions reductions. In 2019, WEC Energy Group met and exceeded its 2030 goal of reducing CO2 emissions by 40% below 2005 levels. WEC Energy Group has re-evaluated its carbon reduction goals for its electric generation in light of this progress. As strategies to reduce GHG emissions continue to evolve, WEC Energy Group's updated plan, which includes us, is to work with elected officials, regulatory agencies, customers, environmental groups, and other stakeholders to reduce CO2 emissions from electricity generation by 70% below 2005 levels by 2030. Our long-term goal calls for our electric generation fleet to be net carbon neutral by 2050. WEC Energy Group has already retired more than 1,800 MW of coal-fired generation since the beginning of 2018 across its electric utilities, and expects to continue adding natural gas-fired generating units and renewable generation, including utility-scale solar projects. This plan included the 2018 retirement of the Pulliam power plant as well as the jointly-owned Edgewater Unit 4 generating units.

As part of WEC Energy Group's commitment to invest in zero-carbon generation, we have partnered with an unaffiliated utility to construct two utility-scale solar projects in Wisconsin. Two Creeks Solar Project (Two Creeks) is located in Manitowoc County, Wisconsin, and Badger Hollow Solar Farm I (Badger Hollow I) is located in Iowa County, Wisconsin. Once constructed, we will own 100 MW of the output of each project for a total of 200 MW. The Public Service Commission of Wisconsin approved the acquisition of these two projects in April 2019. Construction began at Two Creeks and Badger Hollow I in August 2019 and October 2019, respectively. Commercial operation for Two Creeks and Badger Hollow I is targeted for December 2020 and April 2021, respectively. As the cost of renewable energy generation installations continues to decline, these utility-scale solar projects have become cost effective opportunities for us and our customers to participate in renewable energy.

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

06/30/2020 Form 10-Q	23	Wisconsin Public Service Corporation

We continue work on our System Modernization and Reliability Project, which involves modernizing parts of our electric distribution system, including burying or upgrading lines. The project focuses on constructing facilities to improve the reliability of electric service we provide to our customers. We also continue to upgrade our electric and natural gas distribution systems to enhance reliability.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2020

Earnings

Our earnings for the three months ended June 30, 2020 were $47.7 million, compared to $41.5 million for the same quarter in 2019. See below for additional information on the $6.2 million increase in earnings.

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

06/30/2020 Form 10-Q	24	Wisconsin Public Service Corporation

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the three months ended June 30, 2020 and 2019 was $67.4 million and $59.8 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income during the second quarter of 2020, compared with the same quarter in 2019, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended June 30
(in millions)	2020	2019	B (W)
Electric revenues	$263.5	$264.2	$(0.7)
Fuel and purchased power	72.2	83.3	11.1
Total electric margins	191.3	180.9	10.4

Natural gas revenues	49.3	56.7	(7.4)
Cost of natural gas sold	21.1	30.0	8.9
Total natural gas margins	28.2	26.7	1.5

Total electric and natural gas margins	219.5	207.6	11.9

Other operation and maintenance	99.3	96.9	(2.4)
Depreciation and amortization	43.2	40.8	(2.4)
Property and revenue taxes	9.6	10.1	0.5
Operating income	$67.4	$59.8	$7.6

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2020	2019	B (W)
Operation and maintenance not included in line items below	$49.0	$53.3	$4.3
Transmission (1)	39.9	35.9	(4.0)
Regulatory amortizations and other pass through expenses (2)	10.4	7.7	(2.7)
Total other operation and maintenance	$99.3	$96.9	$(2.4)

(1)Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended June 30, 2020 and 2019, $34.7 million and $34.0 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

06/30/2020 Form 10-Q	25	Wisconsin Public Service Corporation

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2020	2019	B (W)
Customer class
Residential	698.7	601.8	96.9
Small commercial and industrial	892.5	963.4	(70.9)
Large commercial and industrial	880.4	1,001.5	(121.1)
Other	5.3	5.4	(0.1)
Total retail	2,476.9	2,572.1	(95.2)
Wholesale	499.7	523.7	(24.0)
Resale	253.4	184.7	68.7
Total sales in MWh	3,230.0	3,280.5	(50.5)

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer class
Residential	41.0	41.5	(0.5)
Commercial and industrial	29.2	32.5	(3.3)
Total retail	70.2	74.0	(3.8)
Transport	93.8	97.2	(3.4)
Total sales in therms	164.0	171.2	(7.2)

	Three Months Ended June 30
	Degree Days
Weather (1)	2020	2019	B (W)
Heating (961 Normal)	1,078	1,040	3.7%
Cooling (133 Normal)	185	78	137.2%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Utility Margins

Electric utility margins increased $10.4 million during the second quarter of 2020, compared with the same quarter in 2019. Electric utility margins were not impacted significantly by the reduction in margins related to lower retail sales volumes. While we recognized a $4.8 million increase in margins driven by favorable weather during the second quarter of 2020, this increase was substantially offset by a $3.3 million reduction in margins related to lower retail sales volumes. Sales volumes for our commercial and industrial customers decreased, primarily related to business interruptions and closings, while residential sales volumes increased. These changes in volumes were both driven by a shelter-in-place order issued by the state of Wisconsin during the COVID-19 pandemic.

The significant factor impacting the higher electric utility margins was a $16.5 million net increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2020. This increase in margins is net of the negative impact on margins related to savings from the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes. This increase in margins was partially offset by a $5.8 million quarter-over-quarter negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

06/30/2020 Form 10-Q	26	Wisconsin Public Service Corporation

Natural Gas Utility Margins

Natural gas utility margins increased $1.5 million during the second quarter of 2020, compared with the same quarter in 2019. The most significant factor impacting the higher natural gas utility margins was an increase related to the impact of our rate order approved by the PSCW, effective January 1, 2020. This increase in margins is net of the negative impact on margins related to savings from the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes.

Operating Income

Operating income at the utility segment increased $7.6 million during the second quarter of 2020, compared with the same quarter in 2019. This increase was driven by the $11.9 million increase in margins discussed above, partially offset by $4.3 million of higher operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes).

The significant factors impacting the increase in operating expenses during the second quarter of 2020, compared with the same quarter in 2019, were:

•A $4.0 million increase in transmission expense, primarily driven by an increase in amortization related to escrow accounting as approved in the PSCW's 2019 rate order, which was effective January 1, 2020. See the notes under the other operation and maintenance table above for more information on escrow accounting.

•A $2.7 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $2.4 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

These increases in operating expenses were partially offset by:

•A $2.1 million decrease in other operation and maintenance expense, driven by the timing of planned outages at the Weston and Columbia power plants.

•A $1.9 million decrease in electric and natural gas distribution, partially driven by lower maintenance and storm restoration expense.

Other Income, Net

	Three Months Ended June 30
(in millions)	2020	2019	B (W)
Non-service components of net periodic benefit costs	$4.7	$4.3	$0.4
AFUDC – Equity	2.6	1.2	1.4
Other, net	1.1	4.4	(3.3)
Other income, net	$8.4	$9.9	$(1.5)

Other income, net decreased $1.5 million during the second quarter of 2020, compared with the same quarter in 2019. The decrease was primarily driven by the 2019 deferral of costs that were offset in other income statement line items and had no impact on net income. This decrease was partially offset by higher AFUDC – Equity during the second quarter of 2020, driven by continued capital investments.

Interest Expense

	Three Months Ended June 30
(in millions)	2020	2019	B (W)
Interest expense	$16.0	$15.3	$(0.7)

06/30/2020 Form 10-Q	27	Wisconsin Public Service Corporation

Interest expense increased $0.7 million during the second quarter of 2020, compared with the same quarter in 2019, primarily due to higher long-term debt balances. The increase was partially offset by lower short-term debt balances and lower interest rates on short-term debt. The increase in long-term debt balances was primarily related to continued capital investments.

Income Tax Expense

	Three Months Ended June 30
	2020	2019	B (W)
Effective tax rate	20.2%	23.7%	3.5%

Our effective tax rate decreased by 3.5% during the second quarter of 2020, compared with the same quarter in 2019. The decrease was primarily due to the 2020 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. The impact from this order was offset in operating income. See Note 8, Income Taxes, and Note 17, Regulatory Environment, for more information.

SIX MONTHS ENDED JUNE 30, 2020

Earnings

Our earnings for the six months ended June 30, 2020 were $115.9 million, compared to $82.4 million for the same period in 2019. See below for additional information on the $33.5 million increase in earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the six months ended June 30, 2020 and 2019 was $160.3 million and $120.4 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

06/30/2020 Form 10-Q	28	Wisconsin Public Service Corporation

Utility Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2020	2019	B (W)
Electric revenues	$535.7	$542.1	$(6.4)
Fuel and purchased power	149.1	184.2	35.1
Total electric margins	386.6	357.9	28.7

Natural gas revenues	146.5	174.6	(28.1)
Cost of natural gas sold	75.9	109.4	33.5
Total natural gas margins	70.6	65.2	5.4

Total electric and natural gas margins	457.2	423.1	34.1

Other operation and maintenance	191.1	201.3	10.2
Depreciation and amortization	86.2	81.1	(5.1)
Property and revenue taxes	19.6	20.3	0.7
Operating income	$160.3	$120.4	$39.9

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2020	2019	B (W)
Operation and maintenance not included in line items below	$93.4	$112.0	$18.6
Transmission (1)	79.9	72.8	(7.1)
Regulatory amortizations and other pass through expenses (2)	17.8	16.5	(1.3)
Total other operation and maintenance	$191.1	$201.3	$10.2

(1)Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2020 and 2019, $71.8 million and $69.5 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2020	2019	B (W)
Customer class
Residential	1,431.5	1,360.0	71.5
Small commercial and industrial	1,852.8	1,935.7	(82.9)
Large commercial and industrial	1,807.0	1,949.5	(142.5)
Other	12.9	13.2	(0.3)
Total retail	5,104.2	5,258.4	(154.2)
Wholesale	977.0	1,095.7	(118.7)
Resale	452.5	445.9	6.6
Total sales in MWh	6,533.7	6,800.0	(266.3)

06/30/2020 Form 10-Q	29	Wisconsin Public Service Corporation

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer Class
Residential	152.0	169.2	(17.2)
Commercial and industrial	103.9	120.2	(16.3)
Total retail	255.9	289.4	(33.5)
Transport	225.9	230.5	(4.6)
Total sales in therms	481.8	519.9	(38.1)

	Six Months Ended June 30
	Degree Days
Weather (1)	2020	2019	B (W)
Heating (4,665 Normal)	4,446	4,881	(8.9)%
Cooling (133 Normal)	185	78	137.2%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Utility Margins

Electric utility margins increased $28.7 million during the six months ended June 30, 2020, compared with the same period in 2019. The significant factor impacting the higher electric utility margins was a $32.9 million net increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2020. This increase in margins is net of the negative impact on margins related to savings from the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes. This increase in margins was partially offset by a $3.7 million reduction in margins driven by lower retail commercial and industrial sales volumes, primarily related to business interruptions and closings during the COVID-19 pandemic.

Natural Gas Utility Margins

Natural gas utility margins increased $5.4 million during the six months ended June 30, 2020, compared with the same period in 2019. The most significant factor impacting the higher natural gas utility margins was an $8.0 million increase related to the impact of our rate order approved by the PSCW, effective January 1, 2020. This increase in margins is net of the negative impact on margins related to savings from the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes. This increase was partially offset by a $3.1 million decrease in margins from lower sales volumes, driven by warmer winter weather during 2020. As measured by heating degree days, the six months ended June 30, 2020 was 8.9% warmer than the same period in 2019.

Operating Income

Operating income at the utility segment increased $39.9 million during the six months ended June 30, 2020, compared with the same period in 2019. This increase was driven by the $34.1 million increase in margins discussed above, as well as $5.8 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes).

The significant factors impacting the decrease in operating expenses during the six months ended June 30, 2020, compared with the same period in 2019, were:

•A $6.7 million decrease in electric and natural gas distribution expenses, partially driven by lower maintenance and storm restoration expense.

•A $5.2 million decrease in benefit costs, primarily due to lower deferred compensation costs in 2020.

06/30/2020 Form 10-Q	30	Wisconsin Public Service Corporation

•A $2.6 million decrease in other operation and maintenance expense, driven by the timing of planned outages at the Weston and Columbia power plants.

These decreases in operating expenses were partially offset by:

•A $7.1 million increase in transmission expense, primarily driven by an increase in amortization related to escrow accounting as approved in the PSCW's 2019 rate order, which was effective January 1, 2020. See the notes under the other operation and maintenance table above for more information on escrow accounting.

•A $5.1 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

Other Income, Net

	Six Months Ended June 30
(in millions)	2020	2019	B (W)
Non-service components of net periodic benefit costs	$9.7	$9.0	$0.7
AFUDC – Equity	4.9	1.8	3.1
Other, net	2.1	8.4	(6.3)
Other income, net	$16.7	$19.2	$(2.5)

Other income, net decreased $2.5 million during the six months ended June 30, 2020, compared with the same period in 2019. The decrease was primarily driven by the 2019 deferral of costs that were offset in other income statement line items and had no impact on net income. This decrease was partially offset by higher AFUDC – Equity during the six months ended June 30, 2020, driven by continued capital investments.

Interest Expense

	Six Months Ended June 30
(in millions)	2020	2019	B (W)
Interest expense	32.3	$31.4	$(0.9)

Interest expense increased $0.9 million during the six months ended June 30, 2020, compared with the same period in 2019, primarily due to higher long-term debt balances. The increase was partially offset by lower short-term debt balances and lower interest rates on short-term debt. The increase in long-term debt balances was primarily related to continued capital investments.

Income Tax Expense

	Six Months Ended June 30
	2020	2019	B (W)
Effective tax rate	19.9%	23.8%	3.9%

Our effective tax rate decreased by 3.9% during the six months ended June 30, 2020, compared with the same period in 2019, primarily due to the 2020 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with our Wisconsin rate order approved by the PSCW, effective January 1, 2020. The impact from this order was offset in operating income.

We expect our 2020 annual effective tax rate to be between 19% and 20%, which includes an estimated 5% effective tax rate benefit due to the amortization of unprotected excess deferred taxes in connection with the Wisconsin rate order approved by the PSCW, effective January 1, 2020. Excluding this estimated effective tax rate benefit, the expected 2020 range would be between 24% and 25%.

06/30/2020 Form 10-Q	31	Wisconsin Public Service Corporation

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2020	2019	Change in 2020 Over 2019
Cash provided by (used in):
Operating activities	$232.6	$157.4	$75.2
Investing activities	(224.1)	(178.2)	(45.9)
Financing activities	(10.0)	25.7	(35.7)

Operating Activities

Net cash provided by operating activities increased $75.2 million during the six months ended June 30, 2020, compared with the same period in 2019, driven by:

•A $41.6 million increase in cash related to lower payments for fuel and purchased power at our plants during the six months ended June 30, 2020, compared with the same period in 2019. Our payments for fuel and purchased power decreased due to lower sales volumes, driven by both warmer winter weather during 2020, as well as business interruptions and closings during the COVID-19 pandemic.

•A $27.1 million increase in cash from lower payments for other operation and maintenance expenses. During the six months ended June 30, 2020, our payments were lower for benefits and electric and natural gas distribution expenses, compared with the same period in 2019. See Results of Operations – Utility Segment Contribution to Operating Income for the six months ended June 30, 2020, for more information.

•A $9.4 million increase in cash related to the payment of income taxes during the six months ended June 30, 2019. There were no payments of income taxes during the six months ended June 30, 2020 as a result of the extension of the estimated payment due date to July 15, 2020 due to the COVID-19 pandemic.

Investing Activities

Net cash used in investing activities increased $45.9 million during the six months ended June 30, 2020, compared with the same period in 2019, driven by an increase in cash paid for capital expenditures, which is discussed in more detail below.

Capital Expenditures

Capital expenditures for the six months ended June 30 were as follows:

(in millions)	2020	2019	Change in 2020 Over 2019
Capital expenditures	$232.8	$186.2	$46.6

The increase in cash paid for capital expenditures during the six months ended June 30, 2020, compared with the same period in 2019, was primarily driven by an increase in payments for capital expenditures related to our Badger Hollow I project.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects below for more information.

06/30/2020 Form 10-Q	32	Wisconsin Public Service Corporation

Financing Activities

Net cash related to financing activities decreased $35.7 million during the six months ended June 30, 2020, compared with the same period in 2019, driven by:

•An $80.0 million decrease in cash related to higher dividends paid to our parent during the six months ended June 30, 2020, compared with the same period in 2019, to balance our capital structure.

•A $55.9 million decrease in cash related to higher net repayments of commercial paper during the six months ended June 30, 2020, compared with the same period in 2019.

These decreases in cash were partially offset by a $100.0 million increase in equity contributions received from our parent during the six months ended June 30, 2020, compared with the same period in 2019, to balance our capital structure.

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

We currently have access to the capital markets and have been able to generate funds internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our overall strategic plan. We currently believe that we have adequate capacity to fund our operations for the foreseeable future through our existing borrowing arrangements, access to capital markets, and internally generated cash. See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for additional information on the impacts of the COVID-19 pandemic.

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

Working Capital

Although not the case as of June 30, 2020, our current liabilities sometimes exceed our current assets. If this were to occur, we would not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

06/30/2020 Form 10-Q	33	Wisconsin Public Service Corporation

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

See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for additional information.

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

See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for information on the impacts to our capital projects as a result of the COVID-19 pandemic.

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

06/30/2020 Form 10-Q	34	Wisconsin Public Service Corporation

Contractual Obligations

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2019 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the six months ended June 30, 2020.

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

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There is still considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures currently in place to try to contain the virus, such as travel bans and restrictions, quarantines, and limitations on business operations. Although the shelter-in-place order that was in effect for Wisconsin has expired, similar orders could be adopted in the future depending on how the virus continues to spread. Such measures have significantly disrupted economic activity in our service territory and have caused disruptions and volatility in the capital markets. See Item 1A. Risk Factors for more information on our risks related to COVID-19.

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

Our overall liquidity position remains strong. As of June 30, 2020, we had $382.2 million available under our credit facility, providing sufficient backing for our commercial paper program.

Pensions and Other Benefits

Our pension and OPEB plans were well funded at December 31, 2019, with total plan assets exceeding total benefit obligations by $129.7 million. There has been significant volatility in global capital markets during the COVID-19 pandemic, although the market losses recorded during the early stages of the pandemic in the first quarter of 2020 were substantially reversed in the second quarter in response to government stimulus and relief efforts and the gradual reopening of businesses. During the six months ended June 30, 2020, we recognized an $8 million decrease in the value of long-term investments held in our pension and OPEB plan trusts as second quarter gains nearly offset first quarter losses.

We could still see earnings volatility associated with certain other benefit plans maintained by our ultimate parent, WEC Energy Group, primarily related to performance units granted to certain of our employees, and deferred compensation plans. Certain of the liabilities associated with the deferred compensation plans are indexed to mutual funds and WEC Energy Group common stock, and the liabilities associated with outstanding performance units are indexed to WEC Energy Group common stock. These liabilities are marked to fair value through earnings each period, with earnings increasing as market prices decrease.

Allowance for Credit Losses

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. Risks identified that we do not believe are reflected in historical reserve percentages are assessed on a quarterly basis to determine whether further adjustments are required. Economic disruptions caused by the COVID-19 pandemic, including rising unemployment

06/30/2020 Form 10-Q	35	Wisconsin Public Service Corporation

rates and the inability of some businesses to recover from the pandemic, could cause a higher percentage of accounts receivable to become uncollectible. An increase in credit losses could negatively impact our results of operations and could result in higher working capital requirements.

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

Loss of Business

We have seen a decrease in the consumption of electricity and natural gas by some of our commercial and industrial customers as they are experiencing lower demand for their products and services, or were prohibited from operating during much of the second quarter, as a result of the COVID-19 pandemic. Many businesses in our service territory still are not operating at full capacity.The extent to which this decrease in consumption will impact our results of operations and liquidity is dependent upon the duration of the COVID-19 pandemic and the ability of our customers to resume and continue normal operations.

Supply Chain and Capital Projects

We have not yet experienced a significant disruption in our supply chain as a result of the COVID-19 pandemic. However, if the pandemic continues for an extended period of time and significantly impacts our key suppliers’ ability to manufacture or deliver critical equipment and supplies or provide services, we could experience delays in our ability to perform certain maintenance and capital project activities.

The timing of some of our utility-scale solar projects under construction has been impacted by the COVID-19 pandemic. Regarding our Badger Hollow I solar project, the parties have agreed to delay the expected commercial operation date from December 2020 to April 2021 so that near term staffing increases can be minimized in light of state mandated COVID-19 orders. There is currently no change to the expected in service date of the Two Creeks solar project. We are not currently aware of any other major delays or changes related to our capital plan as a result of the COVID-19 pandemic, although we are continuing to monitor potential impacts on an ongoing basis.

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

Additional protocols have been implemented for our field employees who travel to customer premises in order to protect them, our customers, and the public. We have modified our work protocols to ensure compliance with social distancing and face covering recommendations.

All of these safety measures have caused us to incur additional costs, and depending upon the duration of the COVID-19 pandemic, could have a material impact on our results of operations and liquidity.

06/30/2020 Form 10-Q	36	Wisconsin Public Service Corporation

Regulatory Environment

The PSCW has issued written orders regarding certain actions to be taken for purposes of ensuring that essential utility services are available to our customers during the COVID-19 pandemic. See Note 17, Regulatory Environment, for more information on these orders and the potential recovery of expenditures incurred as a result of the measures being taken.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2019 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019 and Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 9, Fair Value Measurements, Note 10, Derivative Instruments, and Note 11, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2020 Form 10-Q	37	Wisconsin Public Service Corporation

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

ITEM 1A. RISK FACTORS

The following risk factor updates and supplements those risk factors disclosed in Item 1A. Risk Factors in Part I of our 2019 Annual Report on Form 10-K and Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

The ongoing COVID-19 pandemic could adversely affect our business functions, financial condition, liquidity, and results of operations.

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There is still considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures currently in place to try to contain the virus, such as travel bans and restrictions, quarantines and limitations on business operations. Although the shelter-in-place order that was in effect in Wisconsin has expired, similar orders could be adopted in the future depending on how the virus continues to spread.

Such measures have significantly disrupted economic activity in our service territory and have caused disruptions and volatility in the capital markets. In addition, we are continuing to temporarily suspend disconnections for non-payment by certain customer classes. The effects of the continued outbreak of COVID-19 and related government responses have included, and may continue to include, extended disruptions to supply chains and capital markets, reduced labor availability and productivity, and a prolonged reduction in economic activity. These effects could continue to have a variety of adverse impacts on us, including continued reductions in demand for energy, particularly from commercial and industrial customers; impairment of goodwill or long-lived assets; continued decreases in revenue due to the inability to collect late fees; increased bad debt expense; impairment of our ability to develop, construct, and operate facilities; and impaired ability to successfully access funds from credit and capital markets.

Any additional effects of COVID-19 on the U.S. capital markets may significantly impact us. For example, the costs related to our pension and other post-retirement benefit plans are based in part on the value of the plans’ assets. Adverse investment performance for these assets or the failure to maintain sustained growth in pension investments over time could increase our plan costs and funding requirements. Similarly, we rely on access to the capital markets to fund some of our operations and capital requirements. To the extent that access to the capital markets is adversely affected by COVID-19, we may need to consider alternative sources of funding for our operations and for working capital, which may increase our cost of, as well as adversely impact our access to, capital.

We have taken precautions with regard to employee and facility hygiene, imposed travel limitations on our employees, and implemented remote work policies where appropriate. Additional protocols have been implemented for work in the field and within customer premises to protect our employees, customers, and the public.

Despite our efforts to manage the impacts of the COVID-19 pandemic, the extent to which COVID-19 may continue to affect us depends on factors beyond our knowledge or control. Therefore, we are currently unable to determine what additional impact the COVID-19 pandemic may have on our business plans and operations, liquidity, financial condition, and results of operations, but will continue to monitor COVID-19 developments and modify our plans as conditions change.

06/30/2020 Form 10-Q	38	Wisconsin Public Service Corporation

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2020 Form 10-Q	39	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 6, 2020	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2020 Form 10-Q	40	Wisconsin Public Service Corporation