Form 10-Q
period 2020-09-30
WISCONSIN PUBLIC SERVICE CORP
filed 2020-11-06
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
September 30, 2020

All of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2020

09/30/2020 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
Integrys	Integrys Holding, Inc.
UMERC	Upper Michigan Energy Resources Corporation
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.
WG	Wisconsin Gas LLC

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BSER	Best System of Emission Reduction
CAA	Clean Air Act
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NOV	Notice of Violation
RTR	Risk and Technology Review
The Combustion Turbine Rule	National Emission Standards for Hazardous Air Pollutants for Stationary Combustion Turbines

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
AMI	Advanced Metering Infrastructure
Badger Hollow I	Badger Hollow Solar Park I
CDC	Centers for Disease Control and Prevention
COVID-19	Coronavirus Disease – 2019
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.
ROE	Return on Equity
Tax Legislation	Tax Cuts and Jobs Act of 2017
Two Creeks	Two Creeks Solar Park
WHO	World Health Organization

09/30/2020 Form 10-Q	ii	Wisconsin Public Service Corporation

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

•Factors affecting the implementation of WEC Energy Group's CO2 emission and/or methane emission reduction goals, and opportunities and actions related to those goals, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, and the feasibility of competing generation projects;

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

09/30/2020 Form 10-Q	1	Wisconsin Public Service Corporation

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

09/30/2020 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2020	2019	2020	2019
Operating revenues	$367.7	$352.3	$1,049.9	$1,069.0

Operating expenses
Cost of sales	105.3	114.5	330.3	408.1
Other operation and maintenance	105.2	107.4	296.3	308.7
Depreciation and amortization	43.5	42.3	129.7	123.4
Property and revenue taxes	10.9	10.1	30.5	30.4
Total operating expenses	264.9	274.3	786.8	870.6

Operating income	102.8	78.0	263.1	198.4

Other income, net	8.7	9.8	25.4	29.0
Interest expense	15.6	15.8	47.9	47.2
Other expense	(6.9)	(6.0)	(22.5)	(18.2)

Income before income taxes	95.9	72.0	240.6	180.2
Income tax expense	19.6	17.0	48.4	42.8
Net income	$76.3	$55.0	$192.2	$137.4

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2020 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED BALANCE SHEETS (Unaudited)	September 30,	December 31,
(in millions, except share and per share amounts)	2020	2019
Assets
Current assets
Cash and cash equivalents	$2.0	$2.3
Accounts receivable and unbilled revenues, net of reserves of $14.7 and $4.2, respectively	180.9	210.0
Accounts receivable from related parties	19.2	38.7
Materials, supplies, and inventories	105.7	106.4
Prepaid taxes	37.3	63.4
Other	8.5	11.2
Current assets	353.6	432.0

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $1,755.0 and $1,672.1, respectively	4,794.0	4,544.5
Regulatory assets	424.6	437.9
Goodwill	36.4	36.4
Pension and OPEB assets	165.6	148.3
Other	38.0	42.5
Long-term assets	5,458.6	5,209.6
Total assets	$5,812.2	$5,641.6

Liabilities and Equity
Current liabilities
Short-term debt	$16.0	$91.5
Accounts payable	171.5	176.9
Accounts payable to related parties	40.8	68.5
Accrued payroll and benefits	23.2	26.5
Accrued interest	21.6	10.6
Customer credit balances	15.5	17.3
Other	22.1	27.8
Current liabilities	310.7	419.1

Long-term liabilities
Long-term debt	1,644.2	1,642.8
Deferred income taxes	693.9	654.6
Deferred investment tax credits	36.7	6.1
Regulatory liabilities	761.5	782.5
Environmental remediation liabilities	83.8	83.8
Pension and OPEB obligations	18.1	18.6
Other	96.1	94.3
Long-term liabilities	3,334.3	3,282.7

Commitments and contingencies (Note 15)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,426.3	1,221.1
Retained earnings	645.3	623.1
Common shareholder's equity	2,167.2	1,939.8
Total liabilities and equity	$5,812.2	$5,641.6

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2020 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2020	2019
Operating activities
Net income	$192.2	$137.4
Reconciliation to cash provided by operating activities
Depreciation and amortization	129.7	123.4
Deferred income taxes and investment tax credits, net	51.3	49.8
Change in –
Accounts receivable and unbilled revenues, net	44.9	40.1
Materials, supplies, and inventories	0.7	(12.8)
Prepaid taxes	26.1	11.6
Other current assets	7.0	(1.0)
Accounts payable	(38.3)	(35.9)
Accrued taxes	3.1	16.6
Other current liabilities	(0.5)	3.4
Other, net	(2.1)	(10.0)
Net cash provided by operating activities	414.1	322.6

Investing activities
Capital expenditures	(381.0)	(380.0)
Proceeds from cash surrender value of life insurance	7.1	6.6
Other, net	—	1.4
Net cash used in investing activities	(373.9)	(372.0)

Financing activities
Issuance of long-term debt	—	300.0
Change in short-term debt	(75.5)	(265.9)
Payment of dividends to parent	(170.0)	(90.0)
Equity contribution from parent	205.0	105.0
Other, net	—	(3.6)
Net cash (used in) provided by financing activities	(40.5)	45.5

Net change in cash and cash equivalents	(0.3)	(3.9)
Cash and cash equivalents at beginning of period	2.3	8.9
Cash and cash equivalents at end of period	$2.0	$5.0

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2020 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF EQUITY (Unaudited)

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2019	$95.6	$1,221.1	$623.1	$1,939.8
Net income	—	—	68.2	68.2
Equity contribution from parent	—	100.0	—	100.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at March 31, 2020	$95.6	$1,321.2	$661.3	$2,078.1
Net income	—	—	47.7	47.7
Equity contribution from parent	—	105.0	—	105.0
Payment of dividends to parent	—	—	(110.0)	(110.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at June 30, 2020	$95.6	$1,426.3	$599.0	$2,120.9
Net income	—	—	76.3	76.3
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at September 30, 2020	$95.6	$1,426.3	$645.3	$2,167.2

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2018	$95.6	$1,115.9	$558.4	$1,769.9
Net income	—	—	40.9	40.9
Equity contribution from parent	—	105.0	—	105.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at March 31, 2019	$95.6	$1,220.9	$569.3	$1,885.8
Net income	—	—	41.5	41.5
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at June 30, 2019	$95.6	$1,221.0	$580.8	$1,897.4
Net income	—	—	55.0	55.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at September 30, 2019	$95.6	$1,221.0	$605.8	$1,922.4

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2020 Form 10-Q	6	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2020

NOTE 1—GENERAL INFORMATION

Wisconsin Public Service Corporation serves approximately 451,600 electric customers and 334,000 natural gas customers.

As used in these notes, the term "financial statements" refers to the condensed financial statements. This includes the income statements, balance sheets, statements of cash flows, and statements of equity, unless otherwise noted. In this report, when we refer to "the Company," "us," "we," "our," or "ours," we are referring to Wisconsin Public Service Corporation.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2019. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of expected results for 2020 due to seasonal variations and other factors, including any continuing financial impacts from the COVID-19 pandemic.

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

	Wisconsin Public Service Corporation
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Electric utility	$328.0	$313.0	$864.3	$854.6
Natural gas utility	39.5	39.2	185.7	213.2
Total revenues from contracts with customers	367.5	352.2	1,050.0	1,067.8
Other operating revenues	0.2	0.1	(0.1)	1.2
Total operating revenues	$367.7	$352.3	$1,049.9	$1,069.0

09/30/2020 Form 10-Q	7	Wisconsin Public Service Corporation

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Residential	$118.5	$101.1	$318.0	$278.8
Small commercial and industrial	104.1	103.3	268.1	272.7
Large commercial and industrial	66.1	64.5	168.4	173.7
Other	2.1	2.1	6.3	6.3
Total retail revenues	290.8	271.0	760.8	731.5
Wholesale	27.3	28.5	72.8	82.1
Resale	4.3	6.4	14.9	22.8
Other utility revenues	5.6	7.1	15.8	18.2
Total electric utility operating revenues	$328.0	$313.0	$864.3	$854.6

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Natural Gas Utility Operating Revenues
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Residential	$19.6	$18.0	$107.0	$122.4
Commercial and industrial	10.5	10.3	56.6	72.6
Total retail revenues	30.1	28.3	163.6	195.0
Transport	3.8	3.1	14.0	12.3
Other utility revenues (1)	5.6	7.8	8.1	5.9
Total natural gas utility operating revenues	$39.5	$39.2	$185.7	$213.2

(1)Includes amounts collected from customers for purchased gas adjustment costs.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Alternative revenues (1)	$0.1	$(0.6)	$(1.3)	$(1.4)
Late payment charges (2)	0.1	0.7	1.1	2.5
Other	—	—	0.1	0.1
Total other operating revenues	$0.2	$0.1	$(0.1)	$1.2

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

09/30/2020 Form 10-Q	8	Wisconsin Public Service Corporation

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

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at September 30, 2020.

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. For some of our larger customers and also in circumstances where we become aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance for credit losses against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we use the accounts receivable aging method to calculate an allowance for credit losses. Using this method, we classify accounts receivable into different aging buckets and calculate a reserve percentage for each aging bucket based upon historical loss rates. The calculated reserve percentages are updated on at least an annual basis, in order to ensure recent macroeconomic, political, and regulatory trends are captured in the calculation, to the extent possible. Risks identified that we do not believe are reflected in the calculated reserve percentages, are assessed on a quarterly basis to determine whether further adjustments are required. The incremental reserve included within our allowance for credit losses at September 30, 2020, specific to the economic risks associated with the COVID-19 pandemic, was not significant. We will continue to monitor the economic impacts of COVID-19 and the resulting effects that these impacts may have on the ability of our customers to pay their energy bills.

We monitor our ongoing credit exposure through active review of counterparty accounts receivable balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. To the extent possible, we work with customers with past due balances to negotiate payment plans, but will disconnect customers for non-payment as allowed by the PSCW if necessary, and employ collection agencies and legal counsel to pursue recovery of defaulted receivables. For our larger customers, detailed credit review procedures may be performed in advance of any sales being made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers to mitigate credit risk. See Note 17, Regulatory Environment, for information on certain regulatory actions that were and/or are being taken for the purpose of ensuring that essential utility services are available to our customers during the COVID-19 pandemic.

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	September 30, 2020
Accounts receivable and unbilled revenues	$195.6
Allowance for credit losses	14.7
Accounts receivable and unbilled revenues, net (1)	$180.9

Total accounts receivable, net – past due greater than 90 days (1)	$11.1
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	93.4%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at September 30, 2020, $66.3 million, or 36.7%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) incurred as a result of the COVID-19 pandemic. The additional protections related to our September 30, 2020 accounts receivable and unbilled revenue balances provided by these orders are subject to prudency reviews and are still being assessed. They are not reflected in the percentage in the above table or this note. See Note 17, Regulatory Environment, for more information.

09/30/2020 Form 10-Q	9	Wisconsin Public Service Corporation

A rollforward of the allowance for credit losses for the three and nine months ended September 30, 2020, is included below:

(in millions)	Three Months Ended September 30, 2020
Balance at June 30, 2020	$10.0
Provision for credit losses	3.5
Provision for credit losses deferred for future recovery or refund	1.8
Write-offs charged against the allowance	(1.5)
Recoveries of amounts previously written off	0.9
Balance at September 30, 2020	$14.7

(in millions)	Nine Months Ended September 30, 2020
Balance at December 31, 2019	$4.2
Provision for credit losses	8.7
Provision for credit losses deferred for future recovery or refund	5.1
Write-offs charged against the allowance	(6.1)
Recoveries of amounts previously written off	2.8
Balance at September 30, 2020	$14.7

The increase in our allowance for credit losses in 2020 was driven by an increase in past due accounts receivable balances from December 31, 2019 to September 30, 2020. This is a trend we generally see over the winter moratorium months, when we are not allowed to disconnect customer service as a result of non-payment. In Wisconsin, the winter moratorium begins on November 1 and ends on April 15. However, as a result of the COVID-19 pandemic and related regulatory orders we have received, we were also unable to disconnect any of our customers during the second and third quarters of 2020. See Note 17, Regulatory Environment, for more information.

NOTE 4—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2020 and December 31, 2019. For more information on our regulatory assets and liabilities, see Note 5, Regulatory Assets and Liabilities, in our 2019 Annual Report on Form 10-K.

(in millions)	September 30, 2020	December 31, 2019
Regulatory assets
Pension and OPEB costs	$137.8	$151.8
Environmental remediation costs	112.4	113.5
Plant retirements	57.9	55.3
Income tax related items	44.6	38.9
ReACT™	18.8	20.8
Asset retirement obligations	16.5	8.4
Forward Wind Energy Center	12.2	17.9
Termination of a tolling agreement with Fox Energy Company LLC	5.8	9.9
Other, net	18.6	21.4
Total regulatory assets	$424.6	$437.9

09/30/2020 Form 10-Q	10	Wisconsin Public Service Corporation

(in millions)	September 30, 2020	December 31, 2019
Regulatory liabilities
Income tax related items	$402.5	$416.7
Removal costs	196.5	201.8
Pension and OPEB benefits	98.6	100.5
Earnings sharing mechanism	32.5	42.0
Energy costs refundable through rate adjustments	10.9	20.0
Electric transmission costs	14.2	3.7
Other, net	11.5	11.5
Total regulatory liabilities	$766.7	$796.2

Balance sheet presentation
Other current liabilities	$5.2	$13.7
Regulatory liabilities	761.5	782.5
Total regulatory liabilities	$766.7	$796.2

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 6—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2020	December 31, 2019
Commercial paper
Amount outstanding	$16.0	$91.5
Weighted-average interest rate on amounts outstanding	0.14%	1.91%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2020 was $62.2 million with a weighted-average interest rate during the period of 0.94%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	September 30, 2020
Revolving credit facility	October 2022	$400.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		16.0
Available capacity under existing credit facility		$382.7

09/30/2020 Form 10-Q	11	Wisconsin Public Service Corporation

NOTE 7—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	September 30, 2020	December 31, 2019
Materials and supplies	$57.9	$50.1
Fossil fuel	26.4	36.1
Natural gas in storage	21.4	20.2
Total	$105.7	$106.4

Substantially all materials and supplies, fossil fuel inventories, and natural gas in storage are recorded using the weighted-average cost method of accounting.

NOTE 8—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$20.1	21.0%	$15.1	21.0%
State income taxes net of federal tax benefit	5.9	6.2%	5.1	7.1%
Federal excess deferred tax amortization – Wisconsin unprotected	(4.3)	(4.5)%	—	—%
Federal excess deferred tax amortization	(1.8)	(1.9)%	(2.5)	(3.4)%
Other	(0.3)	(0.4)%	(0.7)	(1.1)%
Total income tax expense	$19.6	20.4%	$17.0	23.6%

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$50.5	21.0%	$37.8	21.0%
State income taxes net of federal tax benefit	14.7	6.1%	11.8	6.5%
Federal excess deferred tax amortization – Wisconsin unprotected	(11.0)	(4.6)%	—	—%
Federal excess deferred tax amortization	(4.5)	(1.9)%	(5.0)	(2.8)%
Other	(1.3)	(0.5)%	(1.8)	(0.9)%
Total income tax expense	$48.4	20.1%	$42.8	23.8%

The effective tax rates of 20.4% and 20.1% for the three and nine months ended September 30, 2020, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. In accordance with the rate order received from the PSCW in December 2019, we are amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to our customers. In addition, as discussed in more detail below, the impact of the protected benefits associated with the Tax Legislation drove a decrease in the effective tax rate. These items were partially offset by state income taxes.

The effective tax rates of 23.6% and 23.8% for the three and nine months ended September 30, 2019, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to state income taxes, partially offset by the impact of the protected benefits associated with the Tax Legislation, which is discussed in more detail below.

The Tax Legislation required us to remeasure the deferred income taxes at our utility segment and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above).

See Note 17, Regulatory Environment, for more information.

09/30/2020 Form 10-Q	12	Wisconsin Public Service Corporation

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$4.9	$0.1	$—	$5.0
FTRs	—	—	1.9	1.9
Coal contracts	—	0.5	—	0.5
Total derivative assets	$4.9	$0.6	$1.9	$7.4

Derivative liabilities
Natural gas contracts	$0.2	$0.2	$—	$0.4
Coal contracts	—	0.7	—	0.7
Total derivative liabilities	$0.2	$0.9	$—	$1.1

09/30/2020 Form 10-Q	13	Wisconsin Public Service Corporation

	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.2	$0.2	$—	$0.4
FTRs	—	—	1.3	1.3
Coal contracts	—	0.4	—	0.4
Total derivative assets	$0.2	$0.6	$1.3	$2.1

Derivative liabilities
Natural gas contracts	$3.0	$0.2	$—	$3.2
Coal contracts	—	0.1	—	0.1
Total derivative liabilities	$3.0	$0.3	$—	$3.3

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Balance at the beginning of the period	$3.4	$4.6	$1.3	$3.0
Purchases	—	—	4.0	5.4
Settlements	(1.5)	(2.1)	(3.4)	(5.9)
Balance at the end of the period	$1.9	$2.5	$1.9	$2.5

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2020		December 31, 2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (1)	$1,613.2	$1,903.6	$1,612.1	$1,793.5

(1)The carrying amount of long-term debt excludes finance lease obligations of $31.0 million and $30.7 million at September 30, 2020 and December 31, 2019, respectively.

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

09/30/2020 Form 10-Q	14	Wisconsin Public Service Corporation

The following table shows our derivative assets and derivative liabilities, along with their classification on our balance sheets. None of our derivatives are designated as hedging instruments.

	September 30, 2020		December 31, 2019
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$4.3	$0.4	$0.4	$3.1
FTRs	1.9	—	1.3	—
Coal contracts	0.2	0.3	0.2	—
Total other current (1)	6.4	0.7	1.9	3.1

Other long-term
Natural gas contracts	0.7	—	—	0.1
Coal contracts	0.3	0.4	0.2	0.1
Total other long-term (1)	1.0	0.4	0.2	0.2
Total	$7.4	$1.1	$2.1	$3.3

(1)On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivatives are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	6.4 Dth	$(1.7)	6.7 Dth	$(2.4)
FTRs	2.3 MWh	0.4	2.2 MWh	2.3
Total		$(1.3)		$(0.1)

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	27.6 Dth	$(8.8)	27.5 Dth	$(3.6)
FTRs	6.2 MWh	0.9	7.2 MWh	5.5
Total		$(7.9)		$1.9

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2020, we had received cash collateral of $1.7 million in our margin accounts. This amount was recorded on our balance sheet in other current liabilities. At December 31, 2019, we had posted cash collateral of $4.8 million in our margin accounts. This amount was recorded on our balance sheet in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2020			December 31, 2019
(in millions)	Derivative Assets		Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$7.4		$1.1	$2.1	$3.3
Gross amount not offset on the balance sheet	(1.9)	(1)	(0.2)	(0.3)	(3.1)	(2)
Net amount	$5.5		$0.9	$1.8	$0.2

(1)Includes cash collateral received of $1.7 million.

(2)Includes cash collateral posted of $2.8 million.

09/30/2020 Form 10-Q	15	Wisconsin Public Service Corporation

NOTE 11—GUARANTEES

As of September 30, 2020, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that extended credit to us which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 12—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Service cost	$2.5	$2.2	$7.4	$6.5
Interest cost	6.3	7.0	18.9	21.1
Expected return on plan assets	(12.1)	(11.9)	(36.4)	(35.9)
Amortization of net actuarial loss	5.9	4.4	17.8	13.3
Net periodic benefit cost	$2.6	$1.7	$7.7	$5.0

	OPEB Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Service cost	$1.1	$1.0	$3.3	$3.1
Interest cost	1.2	1.6	3.8	4.9
Expected return on plan assets	(4.5)	(4.1)	(13.6)	(12.4)
Amortization of prior service credit	(2.6)	(2.9)	(7.9)	(8.6)
Amortization of net actuarial (gain) loss	(0.3)	0.4	(1.0)	1.2
Net periodic benefit credit	$(5.1)	$(4.0)	$(15.4)	$(11.8)

During the nine months ended September 30, 2020, we made contributions and payments of $0.5 million related to our pension plans and an insignificant amount related to our OPEB plans. Our expected contributions and payments related to our pension and OPEB plans for the remainder of the year are insignificant.

NOTE 13—GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the nine months ended September 30, 2020.

In the third quarter of 2020, we completed our annual impairment test, and no impairment resulted from this test.

NOTE 14—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At September 30, 2020, we reported two segments, which are described below.

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

Our other segment primarily consists of equity earnings from our investment in Wisconsin River Power Company.

09/30/2020 Form 10-Q	16	Wisconsin Public Service Corporation

The following tables show summarized financial information for the three and nine months ended September 30, 2020 and 2019, related to our reportable segments:

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended September 30, 2020
Operating revenues	$367.7	$—	$367.7
Other operation and maintenance	105.2	—	105.2
Depreciation and amortization	43.5	—	43.5
Operating income	102.8	—	102.8
Other income, net	8.3	0.4	8.7
Interest expense	15.6	—	15.6

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended September 30, 2019
Operating revenues	$352.3	$—	$352.3
Other operation and maintenance	107.4	—	107.4
Depreciation and amortization	42.3	—	42.3
Operating income	78.0	—	78.0
Other income, net	9.5	0.3	9.8
Interest expense	15.8	—	15.8

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Nine Months Ended September 30, 2020
Operating revenues	$1,049.9	$—	$1,049.9
Other operation and maintenance	296.3	—	296.3
Depreciation and amortization	129.7	—	129.7
Operating income	263.1	—	263.1
Other income, net	24.2	1.2	25.4
Interest Expense	47.9	—	47.9

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Nine Months Ended September 30, 2019
Operating revenues	$1,069.0	$—	$1,069.0
Other operation and maintenance	308.7	—	308.7
Depreciation and amortization	123.4	—	123.4
Operating income	198.4	—	198.4
Other income, net	28.0	1.0	29.0
Interest expense	47.2	—	47.2

NOTE 15—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of September 30, 2020, were approximately $0.7 billion.

09/30/2020 Form 10-Q	17	Wisconsin Public Service Corporation

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

Air Quality

National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 National Ambient Air Quality Standards. The EPA issued final nonattainment area designations in April 2018. The following counties within our service territory were designated as partial nonattainment with the 2015 standard: Door and Manitowoc. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation. We expect that any subsequent EPA re-designation, if necessary, would take place in 2021. The State of Wisconsin submitted the "infrastructure" portion of its state implementation plan outlining how it will implement, maintain, and enforce the 2015 Ozone standard. The plan is subject to EPA review and approval. We do not expect the revised plan to have an impact on us.

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

Climate Change

The ACE rule became effective in September 2019. This rule provides existing coal-fired generating units with standards for achieving GHG emission reductions. The rule was finalized in conjunction with two other separate and distinct rulemakings, (1) the repeal of the Clean Power Plan, and (2) revised implementing regulations for ACE, ongoing emissions guidelines, and all future emission guidelines for existing sources issued under CAA section 111(d). Every state's plan to implement ACE is required to focus on reducing GHG emissions by improving the efficiency of fossil-fueled power plants. The rule is being litigated in challenges brought in the United States Court of Appeals for the District of Columbia Circuit by 22 states (including Wisconsin), local governments, and certain nongovernmental organizations. In the meantime, the Wisconsin Department of Natural Resources continues to work with state utilities and has begun the process of developing the implementation plan with respect to the ACE rule.

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

WEC Energy Group has a plan (referred to as its ESG progress plan), which includes us, that includes the retirement of older, fossil-fueled generation, to be replaced with the construction of zero-carbon emitting renewable generation and clean natural gas-fired generation. We have already retired approximately 300 MW of coal-fired generation since the beginning of 2018, which included the Pulliam power plant and the jointly-owned Edgewater Unit 4 generating units. WEC Energy Group expects to retire approximately 1,800 MW of additional fossil-fueled generation by 2025. The retirements will contribute to meeting a new, near-term goal of reducing WEC Energy Group's CO2 emissions from its electric generation by 55% below 2005 levels by 2025. In 2019, WEC Energy Group met and surpassed its original goal of reducing CO2 emissions by 40% below 2005 levels by 2030. In July 2020, WEC Energy Group announced a new goal to reduce CO2 emissions from its electric generation by 70% below 2005 levels by 2030 and to be net

09/30/2020 Form 10-Q	18	Wisconsin Public Service Corporation

carbon neutral by 2050. In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest in low-cost renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning a combination of clean, natural gas-fired generation and zero-carbon-emitting renewable generation facilities.

WEC Energy Group also has a goal to decrease the rate of methane emissions from the natural gas distribution lines in its network by 30% per mile by the year 2030 from a 2011 baseline. WEC Energy Group was over half way toward meeting that goal at the end of 2019.

National Emission Standards for Hazardous Air Pollutants for Stationary Combustion Turbines

Effective in March 2020, the EPA issued a final regulation, The Combustion Turbine Rule. The Combustion Turbine Rule was issued to complete the RTR required by the CAA every five years, and applies only to combustion turbines constructed or reconstructed after January 14, 2003. The Combustion Turbine Rule clarifies certain performance testing, semi-annual and excess emission reporting requirements, implements electronic reporting requirements, and changes certain requirements applicable during startup, shutdown, and malfunction. We have evaluated the rule and do not expect the rule will have a material impact on our financial condition or results of operations.

Water Quality

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016. This rule created new requirements for several types of power plant wastewaters. The new requirement that affects us relates to discharge limits for BATW. As a result of past capital investments, we believe our fleet is well positioned to meet the existing ELG regulations. Our Weston power plant facility already has advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. There will, however, need to be modifications to the BATW systems at Weston Unit 3. Based on preliminary engineering, we estimate that compliance with the current rule will require $10 million in capital costs.

The ELG requirements for BATW systems were being re-evaluated by the EPA. In September 2017, the EPA issued a final rule (Postponement Rule) to postpone the earliest compliance date to November 1, 2020 for the BATW requirements while it re-evaluated the ELG rule. The Postponement Rule left unchanged the latest ELG rule compliance date of December 31, 2023. In August 2020, the EPA Administrator signed the ELG Reconsideration Rule to revise the treatment technology requirements related to BATW at existing facilities. This rule is effective December 14, 2020 and includes provisions that:

•Exempt facility owners from the new BATW requirements if a generating unit is retired by December 31, 2028.

•Would limit the investment required to meet these new rule requirements if the coal-fueled unit has a low utilization rate where the 2-year average annual capacity utilization rating is less than 10%.

We are currently evaluating what impact, if any, the rule may have on our estimated compliance cost of $10 million noted above.

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

09/30/2020 Form 10-Q	19	Wisconsin Public Service Corporation

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2020	December 31, 2019
Regulatory assets	$112.4	$113.5
Reserves for future environmental remediation	83.8	83.8

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

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30
(in millions)	2020	2019
Cash paid for interest, net of amount capitalized	$35.7	$30.9
Cash (received) for income taxes, net	(16.4)	(23.2)
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	48.6	34.3

09/30/2020 Form 10-Q	20	Wisconsin Public Service Corporation

NOTE 17—REGULATORY ENVIRONMENT

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC. COVID-19 has spread globally, including throughout the United States and, in turn, our service territory. In response to the COVID-19 pandemic, Wisconsin declared a public health emergency and issued a shelter-in-place order, which has since been lifted. On March 24, 2020, the PSCW issued two orders requiring certain actions to ensure that essential utility services were, and continue to be, available to our customers. The first order required all public utilities in the state of Wisconsin, including us, to temporarily suspend disconnections, the assessment of late fees, and deposit requirements for all customer classes. In addition, it required utilities to reconnect customers that were previously disconnected, offer deferred payment arrangements to all customers, and streamline the application process for customers applying for utility service.

In the second order issued on March 24, 2020, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. The PSCW has affirmed that this authorization for deferral includes the incremental increase in uncollectible expense above what is currently being recovered in rates. As we already have a cost recovery mechanism in place to recover uncollectible expense for residential customers, this new deferral only impacts the recovery of uncollectible expense for our commercial and industrial customers. The PSCW will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings. As of September 30, 2020, our deferrals related to the COVID-19 pandemic were not significant.

On June 26, 2020, the PSCW issued a written order providing a timeline for the lifting of the temporary provisions required in the first March 24, 2020 order. Utilities were allowed to disconnect commercial and industrial customers and require deposits for new service as of July 25, 2020 and July 31, 2020, respectively. After August 15, 2020, utilities were no longer required to offer deferred payment arrangements to all customers. Additionally, utilities were authorized to reinstate late fees except for the period between the first order and this supplemental order. We resumed charging late payment fees in late August 2020. Late payment fees were not charged on outstanding balances that were billed between the first order and late August 2020.

The PSCW extended the moratorium on disconnections of residential customers until November 1, 2020. In accordance with Wisconsin regulations, utilities are generally not allowed to disconnect residential customers for non-payment during the winter moratorium, which begins on November 1 and ends on April 15. Utilities are allowed to continue assessing late fees during the winter moratorium.

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

09/30/2020 Form 10-Q	21	Wisconsin Public Service Corporation

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

09/30/2020 Form 10-Q	22	Wisconsin Public Service Corporation

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

09/30/2020 Form 10-Q	23	Wisconsin Public Service Corporation

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

Corporate Strategy

Our goal is to continue to build and sustain long-term value for our customers and WEC Energy Group's shareholders by focusing on the fundamentals of our business: reliability; operating efficiency; financial discipline; customer care; and safety. WEC Energy Group's plan, referred to as its ESG progress plan, for efficiency, sustainability and growth will provide us a roadmap for achieving this goal. It is an aggressive plan to cut emissions, maintain superior reliability, deliver significant savings for customers, and grow our investment in the future of energy.

Creating a Cleaner Energy Future

WEC Energy Group's ESG progress plan includes the retirement of older, fossil-fueled generation, to be replaced with the construction of zero-carbon-emitting renewable generation and clean natural gas-fired generation. When taken together, the retirements and new investments should better balance our supply with our demand, while maintaining reliable, affordable energy for our customers. The retirements will contribute to meeting a new, near-term goal of reducing WEC Energy Group's carbon dioxide (CO2) emissions from electric generation by 55% below 2005 levels by 2025.

In 2019, WEC Energy Group met and surpassed its original goal to reduce CO2 emissions by 40% below 2005 levels by 2030. In July 2020, WEC Energy Group announced a new goal, to reduce CO2 emissions from electricity generation by 70% below 2005 levels by 2030 and to be net carbon neutral by 2050.

WEC Energy Group has already retired more than 1,800 megawatts (MW) of coal-fired generation since the beginning of 2018 across its electric utilities, which included the 2018 retirement of the Pulliam power plant as well as the jointly-owned Edgewater Unit 4 generating units. As part of its ESG progress plan, WEC Energy Group expects to retire approximately 1,800 MW of additional fossil-fueled generation by 2025.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $2 billion in low-cost renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning a combination of clean, natural gas-fired generation and zero-carbon-emitting renewable generation facilities that are anticipated to include:

•800 MW of utility-scale solar;
•600 MW of battery storage;
•100 MW of wind; and
•100 MW of reciprocating internal combustion engine (RICE) natural gas-fueled generation.

WEC Energy Group also plans to purchase 200 MW of capacity in the West Riverside Energy Center — a new, combined-cycle natural gas plant recently completed by Alliant Energy in Wisconsin. These new investments are in addition to the renewable projects currently underway.

We have partnered with an unaffiliated utility to construct two utility-scale solar projects in Wisconsin. Two Creeks Solar Park (Two Creeks) is located in Manitowoc County, Wisconsin, and Badger Hollow Solar Park I (Badger Hollow I) is located in Iowa County, Wisconsin. Upon completion, we will own 100 MW of each project for a total of 200 MW. The Public Service Commission of Wisconsin approved the acquisition of these two projects in April 2019. Commercial operation was achieved in the first week of November 2020 for Two Creeks, and is targeted for April 2021 for Badger Hollow I.

09/30/2020 Form 10-Q	24	Wisconsin Public Service Corporation

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

Reliability

We have made significant reliability-related investments in recent years, and in accordance with WEC Energy Group's ESG progress plan, expect to continue strengthening and modernizing our generation fleet and distribution networks to further improve reliability. Our investments, coupled with our commitment to operating efficiency and customer care, resulted in us being recognized in 2019 by PA Consulting Group, an independent consulting firm, as an Outstanding Midsize Utility.

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

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our company and will continue to do so under WEC Energy Group's ESG progress plan. For example, we are making progress on our Advanced Metering Infrastructure program, replacing aging meter-reading equipment on both our network and customer property. An integrated system of smart meters, communication networks, and data management programs enables two-way communication between us and our customers. This program reduces the manual effort for disconnects and reconnects and enhances outage management capabilities.

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

09/30/2020 Form 10-Q	25	Wisconsin Public Service Corporation

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2020

Earnings

Our earnings for the three months ended September 30, 2020 were $76.3 million, compared to $55.0 million for the same quarter in 2019. See below for additional information on the $21.3 million increase in earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the three months ended September 30, 2020 and 2019 was $102.8 million and $78.0 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income during the third quarter of 2020, compared with the same quarter in 2019, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended September 30
(in millions)	2020	2019	B (W)
Electric revenues	$328.2	$312.9	$15.3
Fuel and purchased power	88.9	97.3	8.4
Total electric margins	239.3	215.6	23.7

Natural gas revenues	39.5	39.4	0.1
Cost of natural gas sold	16.4	17.2	0.8
Total natural gas margins	23.1	22.2	0.9

Total electric and natural gas margins	262.4	237.8	24.6

Other operation and maintenance	105.2	107.4	2.2
Depreciation and amortization	43.5	42.3	(1.2)
Property and revenue taxes	10.9	10.1	(0.8)
Operating income	$102.8	$78.0	$24.8

09/30/2020 Form 10-Q	26	Wisconsin Public Service Corporation

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2020	2019	B (W)
Operation and maintenance not included in line items below	$54.5	$62.6	$8.1
Transmission (1)	40.0	37.4	(2.6)
Regulatory amortizations and other pass through expenses (2)	10.7	7.4	(3.3)
Total other operation and maintenance	$105.2	$107.4	$2.2

(1)Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended September 30, 2020 and 2019, $37.6 million and $36.3 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2020	2019	B (W)
Customer class
Residential	875.4	805.7	69.7
Small commercial and industrial	1,080.9	1,071.0	9.9
Large commercial and industrial	950.7	991.8	(41.1)
Other	5.9	5.9	—
Total retail	2,912.9	2,874.4	38.5
Wholesale	577.3	595.7	(18.4)
Resale	168.3	165.6	2.7
Total sales in MWh	3,658.5	3,635.7	22.8

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer class
Residential	14.4	11.8	2.6
Commercial and industrial	23.7	19.8	3.9
Total retail	38.1	31.6	6.5
Transport	87.4	85.6	1.8
Total sales in therms	125.5	117.2	8.3

	Three Months Ended September 30
	Degree Days
Weather (1)	2020	2019	B (W)
Heating (189 Normal)	198	98	102.0%
Cooling (376 Normal)	471	424	11.1%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

09/30/2020 Form 10-Q	27	Wisconsin Public Service Corporation

Electric Utility Margins

Electric utility margins increased $23.7 million during the third quarter of 2020, compared with the same quarter in 2019. The significant factors impacting the higher electric utility margins were:

•A $23.3 million net increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2020. This increase in margins includes the impact related to the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes.

•A $3.5 million increase in margins related to higher residential sales volumes, primarily driven by the impact of favorable weather. As measured by cooling degree days, the third quarter of 2020 was 11.1% warmer than the same quarter in 2019. As measured by heating degree days, the third quarter of 2020 was 102.0% colder than the same quarter in 2019.

These increases in margins were partially offset by a $1.4 million quarter-over-quarter negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

Natural Gas Utility Margins

Natural gas utility margins increased $0.9 million during the third quarter of 2020, compared with the same quarter in 2019. The most significant factor impacting the higher natural gas utility margins was an increase in margins from higher sales volumes, driven by an increase in heating degree days during the third quarter of 2020, compared to the same quarter in 2019.

Operating Income

Operating income at the utility segment increased $24.8 million during the third quarter of 2020, compared with the same quarter in 2019. This increase was driven by the $24.6 million increase in margins discussed above, in addition to $0.2 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes).

The significant factor impacting the decrease in operating expenses during the third quarter of 2020, compared with the same quarter in 2019, was an $8.6 million decrease in electric and natural gas distribution expenses, driven by lower maintenance and storm restoration expense, as well as our focus on operating efficiency.

This decrease in operating expenses was partially offset by:

•A $3.3 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $2.6 million increase in transmission expense as approved in the PSCW's 2019 rate order, which was effective January 1, 2020. See the notes under the other operation and maintenance table above for more information.

•A $1.2 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

Other Income, Net

	Three Months Ended September 30
(in millions)	2020	2019	B (W)
AFUDC – Equity	$3.4	$1.8	$1.6
Non-service components of net periodic benefit costs	4.9	4.6	0.3
Other, net	0.4	3.4	(3.0)
Other income, net	$8.7	$9.8	$(1.1)

09/30/2020 Form 10-Q	28	Wisconsin Public Service Corporation

Other income, net decreased $1.1 million during the third quarter of 2020, compared with the same quarter in 2019. The decrease was primarily driven by the 2019 deferral of costs that were offset in other income statement line items and had no impact on net income. This decrease was partially offset by higher AFUDC – Equity during the third quarter of 2020, driven by continued capital investment.

Interest Expense

	Three Months Ended September 30
(in millions)	2020	2019	B (W)
Interest expense	$15.6	$15.8	$0.2

Income Tax Expense

	Three Months Ended September 30
	2020	2019	B (W)
Effective tax rate	20.4%	23.6%	3.2%

Our effective tax rate decreased by 3.2% during the third quarter of 2020, compared with the same quarter in 2019. The decrease was primarily due to the 2020 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with our Wisconsin rate order approved by the PSCW, effective January 1, 2020. This decrease in our effective tax rate was partially offset by the impact of the protected benefits associated with the Tax Legislation. These items did not impact earnings as they were offset in operating income. See Note 8, Income Taxes, and Note 17, Regulatory Environment, for more information.

NINE MONTHS ENDED SEPTEMBER 30, 2020

Earnings

Our earnings for the nine months ended September 30, 2020 were $192.2 million, compared to $137.4 million for the same period in 2019. See below for additional information on the $54.8 million increase in earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the nine months ended September 30, 2020 and 2019 was $263.1 million and $198.4 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

09/30/2020 Form 10-Q	29	Wisconsin Public Service Corporation

Utility Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2020	2019	B (W)
Electric revenues	$863.9	$855.0	$8.9
Fuel and purchased power	238.0	281.5	43.5
Total electric margins	625.9	573.5	52.4

Natural gas revenues	186.0	214.0	(28.0)
Cost of natural gas sold	92.3	126.6	34.3
Total natural gas margins	93.7	87.4	6.3

Total electric and natural gas margins	719.6	660.9	58.7

Other operation and maintenance	296.3	308.7	12.4
Depreciation and amortization	129.7	123.4	(6.3)
Property and revenue taxes	30.5	30.4	(0.1)
Operating income	$263.1	$198.4	$64.7

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2020	2019	B (W)
Operation and maintenance not included in line items below	$147.9	$174.6	$26.7
Transmission (1)	119.9	110.2	(9.7)
Regulatory amortizations and other pass through expenses (2)	28.5	23.9	(4.6)
Total other operation and maintenance	$296.3	$308.7	$12.4

(1)Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2020 and 2019, $109.4 million and $105.8 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2020	2019	B (W)
Customer class
Residential	2,306.9	2,165.7	141.2
Small commercial and industrial	2,933.7	3,006.7	(73.0)
Large commercial and industrial	2,757.7	2,941.3	(183.6)
Other	18.8	19.1	(0.3)
Total retail	8,017.1	8,132.8	(115.7)
Wholesale	1,554.3	1,691.4	(137.1)
Resale	620.8	611.5	9.3
Total sales in MWh	10,192.2	10,435.7	(243.5)

09/30/2020 Form 10-Q	30	Wisconsin Public Service Corporation

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer Class
Residential	166.4	181.0	(14.6)
Commercial and industrial	127.6	140.0	(12.4)
Total retail	294.0	321.0	(27.0)
Transport	313.3	316.1	(2.8)
Total sales in therms	607.3	637.1	(29.8)

	Nine Months Ended September 30
	Degree Days
Weather (1)	2020	2019	B (W)
Heating (4,854 Normal)	4,644	4,979	(6.7)%
Cooling (509 Normal)	656	502	30.7%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Utility Margins

Electric utility margins increased $52.4 million during the nine months ended September 30, 2020, compared with the same period in 2019. The significant factor impacting the higher electric utility margins was a $58.7 million net increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2020. This increase in margins includes the impact related to the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes.

This increase in margins was partially offset by:

•A $2.9 million decrease in margins related to lower wholesale sales volumes, driven by lower sales to UMERC. UMERC's new natural gas-fired generating units in the Upper Peninsula of Michigan began commercial operation on March 31, 2019, at which time we stopped providing wholesale services to UMERC.

•A $2.5 million decrease in margins related to other revenues, which included late payment charges and revenues from third party use of our assets.

Natural Gas Utility Margins

Natural gas utility margins increased $6.3 million during the nine months ended September 30, 2020, compared with the same period in 2019. The most significant factor impacting the higher natural gas utility margins was a $7.8 million increase related to the impact of our rate order approved by the PSCW, effective January 1, 2020. This increase in margins includes the impact related to the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes.

This increase in margins was partially offset by a $2.3 million net reduction in margins related to lower sales volumes, driven by warmer winter weather during 2020. As measured by heating degree days, the nine months ended September 30, 2020 were 6.7% warmer than the same period in 2019. In addition to the weather impact, the decrease in sales volumes for our commercial and industrial customers was also driven by business interruptions and closings related to, in large part, a shelter-in-place order issued by the state of Wisconsin during the COVID-19 pandemic.

Operating Income

Operating income at the utility segment increased $64.7 million during the nine months ended September 30, 2020, compared with the same period in 2019. This increase was driven by the $58.7 million increase in margins discussed above, as well as $6.0 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes).

09/30/2020 Form 10-Q	31	Wisconsin Public Service Corporation

The significant factors impacting the decrease in operating expenses during the nine months ended September 30, 2020, compared with the same period in 2019, were:

•A $15.1 million decrease in electric and natural gas distribution expenses, driven by lower maintenance and storm restoration expense, as well as our focus on operating efficiency.

•A $4.7 million decrease in benefit costs, primarily due to lower deferred compensation costs, stock-based compensation, and medical costs.

•A $3.9 million decrease in maintenance expense at our plants, driven by the timing of planned outages at the Weston and Columbia power plants.

These decreases in operating expenses were partially offset by:

•A $9.7 million increase in transmission expense as approved in the PSCW's 2019 rate order, which was effective January 1, 2020. See the notes under the other operation and maintenance table above for more information.

•A $6.3 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $4.6 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

Other Income, Net

	Nine Months Ended September 30
(in millions)	2020	2019	B (W)
AFUDC – Equity	$8.3	$3.6	$4.7
Non-service components of net periodic benefit costs	14.6	13.6	1.0
Other, net	2.5	11.8	(9.3)
Other income, net	$25.4	$29.0	$(3.6)

Other income, net decreased $3.6 million during the nine months ended September 30, 2020, compared with the same period in 2019. The decrease was primarily driven by the 2019 deferral of costs that were offset in other income statement line items and had no impact on net income. This decrease was partially offset by higher AFUDC – Equity during the nine months ended September 30, 2020, driven by continued capital investment.

Interest Expense

	Nine Months Ended September 30
(in millions)	2020	2019	B (W)
Interest expense	47.9	$47.2	$(0.7)

Interest expense increased $0.7 million during the nine months ended September 30, 2020, compared with the same period in 2019, primarily due to higher long-term debt balances. The increase was partially offset by lower short-term debt balances and lower interest rates on short-term debt. The increase in long-term debt balances was primarily related to continued capital investments.

Income Tax Expense

	Nine Months Ended September 30
	2020	2019	B (W)
Effective tax rate	20.1%	23.8%	3.7%

Our effective tax rate decreased by 3.7% during the nine months ended September 30, 2020, compared with the same period in 2019. This decrease was primarily due to the 2020 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with our Wisconsin rate order approved by the PSCW, effective January 1, 2020. This decrease in our

09/30/2020 Form 10-Q	32	Wisconsin Public Service Corporation

effective tax rate was partially offset by the impact of the protected benefits associated with the Tax Legislation. These items did not impact earnings as they were offset in operating income.

We expect our 2020 annual effective tax rate to be between 19% and 20%, which includes an estimated 5% effective tax rate benefit due to the amortization of unprotected excess deferred taxes in connection with our Wisconsin rate order approved by the PSCW, effective January 1, 2020. Excluding this estimated effective tax rate benefit, the expected 2020 range would be between 24% and 25%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2020	2019	Change in 2020 Over 2019
Cash provided by (used in):
Operating activities	$414.1	$322.6	$91.5
Investing activities	(373.9)	(372.0)	(1.9)
Financing activities	(40.5)	45.5	(86.0)

Operating Activities

Net cash provided by operating activities increased $91.5 million during the nine months ended September 30, 2020, compared with the same period in 2019, driven by:

•A $67.3 million increase in cash related to lower payments for fuel and purchased power at our plants during the nine months ended September 30, 2020, compared with the same period in 2019. Our payments for fuel and purchased power decreased due to lower natural gas costs used to fuel our plants. The average per-unit cost of natural gas sold decreased 20.5% during the nine months ended September 30, 2020, compared to the same period in 2019. Lower fuel and purchased power costs were also driven by lower sales volumes, related to warmer winter weather during 2020, as well as business interruptions and closings during the COVID-19 pandemic.

•A $24.7 million increase in cash from lower payments for other operation and maintenance expenses. During the nine months ended September 30, 2020, our payments were lower for electric and natural gas distribution expenses, benefits, and maintenance at our plants, compared with the same period in 2019. See Results of Operations – Utility Segment Contribution to Operating Income for the nine months ended September 30, 2020, for more information.

Investing Activities

Net cash used in investing activities increased $1.9 million during the nine months ended September 30, 2020, compared with the same period in 2019, driven by an increase in cash paid for capital expenditures, which is discussed in more detail below.

Capital Expenditures

Capital expenditures for the nine months ended September 30 were as follows:

(in millions)	2020	2019	Change in 2020 Over 2019
Capital expenditures	$381.0	$380.0	$1.0

The increase in cash paid for capital expenditures during the nine months ended September 30, 2020, compared with the same period in 2019, was driven by an increase in payments for capital expenditures related to Badger Hollow I and upgrades to our electric distribution system, offset by a decrease in cash paid for capital expenditures related to Two Creeks and upgrades to our natural gas distribution system during the nine months ended September 30, 2020, compared with the same period in 2019.

09/30/2020 Form 10-Q	33	Wisconsin Public Service Corporation

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects below for more information.

Financing Activities

Net cash related to financing activities decreased $86.0 million during the nine months ended September 30, 2020, compared with the same period in 2019, driven by:

•A $300.0 million decrease in cash due to the issuance of long-term debt during the nine months ended September 30, 2019. There were no issuances of long-term debt in 2020.

•An $80.0 million decrease in cash related to higher dividends paid to our parent during the nine months ended September 30, 2020, compared with the same period in 2019, to balance our capital structure.

These decreases in cash were partially offset by:

•A $190.4 million increase in cash related to lower net repayments of commercial paper during the nine months ended September 30, 2020, compared with the same period in 2019.

•A $100.0 million increase in equity contributions received from our parent during the nine months ended September 30, 2020, compared with the same period in 2019, to balance our capital structure.

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

Working Capital

Although not the case as of September 30, 2020, our current liabilities sometimes exceed our current assets. If this were to occur, we would not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

Credit Rating Risk

We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. However, we have certain agreements in the form of commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

09/30/2020 Form 10-Q	34	Wisconsin Public Service Corporation

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

(in millions)
2020	$534.1
2021	578.8
2022	537.6
Total	$1,650.5

We continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers. We are continuing work on the System Modernization and Reliability Project. This project involves modernizing parts of our electric distribution system, including burying or upgrading lines. The project focuses on constructing facilities to improve the reliability of the electric service we provide to our customers. We expect to invest approximately $100 million between 2020 and 2022 on this project.

WEC Energy Group is committed to investing in solar, wind, and battery storage. As part of this commitment, we have received approval to invest in 200 MW of utility-scale solar. We have partnered with an unaffiliated utility to construct two solar projects in Wisconsin. Two Creeks is located in Manitowoc County, Wisconsin, and Badger Hollow I is located in Iowa County, Wisconsin. Upon completion, we will own 100 MW of each project for a total of 200 MW. Our share of the cost of both projects is estimated to be approximately $260 million. Commercial operation was achieved in the first week of November 2020 for Two Creeks, and is targeted for April 2021 for Badger Hollow I.

See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for information on the impacts to our capital projects as a result of the COVID-19 pandemic.

09/30/2020 Form 10-Q	35	Wisconsin Public Service Corporation

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

Contractual Obligations

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2019 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the nine months ended September 30, 2020.

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

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There is still considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures currently in place to try to contain the virus, such as travel bans and restrictions, quarantines, and limitations on business operations. Although the shelter-in-place order that was in effect for Wisconsin has expired, other orders limiting the capacity of various businesses have been adopted at the state and local levels. In addition, similar or more restrictive orders could be adopted in the future depending on how the virus continues to spread. Such measures have significantly disrupted economic activity in our service territory and have caused disruptions and volatility in the capital markets. See Item 1A. Risk Factors for more information on our risks related to COVID-19.

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

Our overall liquidity position remains strong. As of September 30, 2020, we had $382.7 million available under our credit facility, providing sufficient backing for our commercial paper program.

Pensions and Other Benefits

Our pension and OPEB plans were well funded at December 31, 2019, with total plan assets exceeding total benefit obligations by $129.7 million. There has been significant volatility in global capital markets during the COVID-19 pandemic, although the market losses recorded during the early stages of the pandemic in the first quarter of 2020 have reversed course in the second and third quarters of 2020 in response to government stimulus and relief efforts and the gradual reopening of businesses. During the nine months ended September 30, 2020, we recognized a $35 million increase in the value of long-term investments held in our pension and OPEB plan trusts as second and third quarter gains more than offset first quarter losses.

We could still see earnings volatility associated with certain other benefit plans maintained by our ultimate parent, WEC Energy Group, primarily related to performance units granted to certain of our employees, and deferred compensation plans. Certain of the

09/30/2020 Form 10-Q	36	Wisconsin Public Service Corporation

liabilities associated with the deferred compensation plans are indexed to mutual funds and WEC Energy Group common stock, and the liabilities associated with outstanding performance units are indexed to WEC Energy Group common stock. These liabilities are marked to fair value through earnings each period, with earnings increasing as market prices decrease.

Allowance for Credit Losses

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. Risks identified that we do not believe are reflected in historical reserve percentages are assessed on a quarterly basis to determine whether further adjustments are required. Economic disruptions caused by the COVID-19 pandemic, including higher unemployment rates and the inability of some businesses to recover from the pandemic, could cause a higher percentage of accounts receivable to become uncollectible. An increase in credit losses could negatively impact our results of operations and could result in higher working capital requirements.

Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) and foregone revenues related to the COVID-19 pandemic. The additional protections provided by these COVID-19 specific regulatory orders are still being assessed and will be subject to prudency reviews. See Note 17, Regulatory Environment, for more information.

Loss of Business

We have seen a decrease in the consumption of electricity and natural gas by some of our commercial and industrial customers as they continue to experience lower demand for their products and services as a result of the COVID-19 pandemic. Many businesses in our service territory still are not operating at full capacity. The extent to which this decrease in consumption will impact our results of operations and liquidity is dependent upon the duration of the COVID-19 pandemic and the ability of our customers to resume and continue normal operations.

Supply Chain and Capital Projects

We have not yet experienced a significant disruption in our supply chain as a result of the COVID-19 pandemic. However, if the pandemic significantly impacts our key suppliers’ ability to manufacture or deliver critical equipment and supplies or provide services, we could experience delays in our ability to perform certain maintenance and capital project activities.

The timing of Badger Hollow I has been impacted by the COVID-19 pandemic. The parties agreed to delay the expected commercial operation date from December 2020 to April 2021 so that initial staffing increases could be minimized in light of state mandated COVID-19 orders. We are not currently aware of any other major delays or changes related to our capital plan as a result of the COVID-19 pandemic, although we are continuing to monitor potential impacts on an ongoing basis.

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

09/30/2020 Form 10-Q	37	Wisconsin Public Service Corporation

All of these safety measures have caused us to incur additional costs, and depending upon the duration of the COVID-19 pandemic, could have a material impact on our results of operations and liquidity.

Regulatory Environment

We have taken actions to ensure that essential utility services are available to our customers during the COVID-19 pandemic. In addition, the PSCW has issued written orders requiring certain actions by all public utilities in the state of Wisconsin. See Note 17, Regulatory Environment, for more information on these orders and the potential recovery of expenditures incurred as a result of the measures being taken.

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

Critical Accounting Policies and Estimates

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. We have found that the disclosures made in our 2019 Annual Report on Form 10-K are still current and that there have been no significant changes, except as follows:

Goodwill Impairment

We completed our annual goodwill impairment test for our utility reporting unit as of July 1, 2020. No impairment was recorded as a result of this test. At July 1, 2020, our reporting unit had $36.4 million of goodwill.

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

09/30/2020 Form 10-Q	38	Wisconsin Public Service Corporation

The fair value of our reporting unit exceeded its carrying value by over 50%. Based on this result, our reporting unit is not at risk of failing step one of the goodwill impairment test.

See Note 13, Goodwill, for more information.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2020 Form 10-Q	39	Wisconsin Public Service Corporation

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

ITEM 1A. RISK FACTORS

The following risk factor updates and supplements those risk factors disclosed in Item 1A. Risk Factors in Part I of our 2019 Annual Report on Form 10-K and Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

The ongoing COVID-19 pandemic could adversely affect our business functions, financial condition, liquidity, and results of operations.

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There is still considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures currently in place to try to contain the virus, such as travel bans and restrictions, quarantines, and limitations on business operations. Although the shelter-in-place order that was in effect in Wisconsin has expired, other orders limiting the capacity of various businesses have been adopted at the state and local levels. In addition, similar or more restrictive orders could be adopted in the future depending on how the virus continues to spread.

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

We have taken precautions with regard to employee hygiene and facility cleanliness, imposed travel limitations on our employees, and implemented remote work policies where appropriate. Additional protocols have been implemented for our field employees who travel to customer premises in order to protect them, our customers, and the public.

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

09/30/2020 Form 10-Q	40	Wisconsin Public Service Corporation

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2020 Form 10-Q	41	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	November 6, 2020	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2020 Form 10-Q	42	Wisconsin Public Service Corporation