Form 10-K
period 2020-12-31
WISCONSIN PUBLIC SERVICE CORP
filed 2021-02-25
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

001-03016	WISCONSIN PUBLIC SERVICE CORPORATION	39-0715160
(A Wisconsin Corporation)
2830 South Ashland Avenue
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of June 30, 2020 (and currently), all of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant.
None.

Number of shares outstanding of each class of common stock, as of
January 31, 2021

Common Stock, $4 par value, 23,896,962 shares outstanding

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format set forth in General Instruction I(2).

WISCONSIN PUBLIC SERVICE CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2020

2020 Form 10-K	i	Wisconsin Public Service Corporation

2020 Form 10-K	ii	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Integrys	Integrys Holding, Inc.
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.
WG	Wisconsin Gas LLC
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
Act 141	2005 Wisconsin Act 141
BATW	Bottom Ash Transport Water
BSER	Best System of Emission Reduction
CAA	Clean Air Act
CO2	Carbon Dioxide
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
NSPS	New Source Performance Standards
SO2	Sulfur Dioxide

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

2020 Form 10-K	iii	Wisconsin Public Service Corporation

Other Terms and Abbreviations
AIA	Affiliated Interest Agreement
AMI	Advanced Metering Infrastructure
ARR	Auction Revenue Right
Badger Hollow I	Badger Hollow Solar Park I
CCWP	Crane Creek Wind Park
CDC	Centers for Disease Control and Prevention
CFR	Code of Federal Regulations
Compensation Committee	Compensation Committee of the Board of Directors of WEC Energy Group, Inc.
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Court
EGU	Electric Utility Generating Unit
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2021-2025
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
GCRM	Gas Cost Recovery Mechanism
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
NYMEX	New York Mercantile Exchange
Omnibus Stock Incentive Plan	WEC Energy Group Omnibus Stock Incentive Plan, Amended and Restated Effective as of January 1, 2016
PPA	Purchase Power Agreement
PTC	Production Tax Credit
ROE	Return on Equity
RTO	Regional Transmission Organization
SMRP	System Modernization and Reliability Project
SOX	Section 404 of the Sarbanes-Oxley Act
Tax Legislation	Tax Cuts and Jobs Act of 2017
Two Creeks	Two Creeks Solar Park
WHO	World Health Organization

2020 Form 10-K	iv	Wisconsin Public Service Corporation

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

Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of capital projects, sales and customer growth, rate actions and related filings with regulatory authorities, environmental and other regulations, including associated compliance costs, legal proceedings, effective tax rates, pension and OPEB plans, fuel costs, sources of electric energy supply, coal and natural gas deliveries, remediation costs, climate-related matters, liquidity and capital resources, and other matters.

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

•Factors affecting the demand for electricity and natural gas, including political or regulatory developments, unusual weather, changes in economic conditions, customer growth and declines, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers;

•The timing, resolution, and impact of rate cases and negotiations, including recovery of deferred and current costs and the ability to earn a reasonable return on investment, and other regulatory decisions impacting our regulated operations;

•The impact of health pandemics, including the COVID-19 pandemic, on our business functions, financial condition, liquidity, and results of operations;

•The impact of recent and future federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, and tax laws, including the Tax Legislation as well as those that affect our ability to use PTCs and ITCs;

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

2020 Form 10-K	1	Wisconsin Public Service Corporation

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

•The ability to maintain effective internal controls in accordance with SOX, while both continuing to integrate and consolidate WEC Energy Group's enterprise systems with those of its other utilities;

•The effect of accounting pronouncements issued periodically by standard-setting bodies; and

•Other considerations disclosed elsewhere herein and in other reports we file with the SEC or in other publicly disseminated written documents.

Except as may be required by law, we expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

2020 Form 10-K	2	Wisconsin Public Service Corporation

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

For more information about our utility operations, including financial and geographic information, see Note 20, Segment Information, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations. For information about our business strategy, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Corporate Developments.

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

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2020, 2019, and 2018, see Note 4, Operating Revenues.

Electric Sales

Our electric energy deliveries included supply and distribution sales to retail, wholesale, and resale customers. In 2020, retail revenues accounted for 88.1% of total electric operating revenues, wholesale revenues accounted for 8.4% of total electric operating revenues, and resale revenues accounted for 1.7% of total electric operating revenues. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Utility Segment Contribution to Net Income for information on MWh sales by customer class.

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

2020 Form 10-K	3	Wisconsin Public Service Corporation

The majority of our sales for resale are sold into an energy market operated by MISO at market rates based on availability of our generation and market demand. Retail fuel costs are reduced by the amount that revenue exceeds the costs of sales derived from these opportunity sales.

Electric Sales Forecast

Our service territory experienced lower weather-normalized retail electric sales in 2020, as compared with 2019, due to the impact of the COVID-19 pandemic. We currently forecast retail electric sales volumes to grow between 0.5% and 1.0% over the next five years, compared with 2020, assuming normal weather. Electric peak demand is expected to grow between 0.5% and 1.0% over the next five years.

Customers

	Year Ended December 31
(in thousands)	2020	2019	2018
Electric customers – end of year
Residential	398.3	394.9	392.2
Small commercial and industrial	54.7	54.4	54.1
Large commercial and industrial	0.2	0.2	0.2
Total electric customers – end of year	453.2	449.5	446.5

Electric Commercial and Industrial Retail Customers

We provide electric utility service to a diversified base of customers in industries such as utilities, paper, metals and other manufacturing, food products, health services, and governmental.

Electric Generation and Supply Mix

Our electric supply strategy is to provide our customers with energy from plants using a diverse fuel mix that is expected to balance a stable, reliable, and affordable supply of electricity with environmental stewardship. Through our participation in the MISO Energy Markets, we supply a significant amount of electricity to our customers from power plants that we own. We supplement our internally generated power supply with long-term PPAs and through spot purchases in the MISO Energy Markets. We also sell excess power supply into the MISO Energy Markets when it is economical, which reduces net fuel costs by offsetting costs of purchased power. All options, including owned generation resources and purchased power opportunities, are continually evaluated on a real-time basis to select and dispatch the lowest-cost resources available to meet system load requirements.

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, as well as estimates for 2021:

	Estimate (3)	Actual
	2021	2020	2019	2018
Company-owned generation units:
Coal	37.3%	34.5%	36.5%	43.1%
Natural gas combined cycle	31.7%	31.9%	30.4%	24.0%
Natural gas/oil peaking units	0.7%	1.4%	1.4%	3.6%
Renewables (1)	7.7%	7.4%	5.4%	5.1%
Total company-owned generation units	77.4%	75.2%	73.7%	75.8%
Power purchase contracts:
Renewables (1)	5.9%	4.9%	4.6%	4.8%
Other (2)	6.1%	5.8%	5.8%	5.4%
Total power purchase contracts	12.0%	10.7%	10.4%	10.2%
Purchased power from MISO	10.6%	14.1%	15.9%	14.0%
Total purchased power	22.6%	24.8%	26.3%	24.2%
Total electric utility supply	100.0%	100.0%	100.0%	100.0%

(1)    Includes hydroelectric, wind, and solar generation.

2020 Form 10-K	4	Wisconsin Public Service Corporation

(2)    Represents system energy and capacity purchases used to meet customer requirements and certain FERC regulations.

(3)    The values included in the estimate assume a natural gas price based on the December 2020 NYMEX.

Electric Generation Facilities

Our generation portfolio is a mix of energy resources having different operating characteristics and fuel sources designed to balance providing energy that is stable, reliable, and affordable with environmental stewardship. We own 2,424 MW of generation capacity, including owned and jointly owned facilities. Our facilities include coal-fired plants, natural gas-fired plants, and renewable generation. Certain of our natural gas fired generation units have the ability to burn oil if natural gas is not available due to delivery constraints. For more information about our facilities, see Item 2. Properties.

Creating a Sustainable Future

WEC Energy Group's ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with the construction of zero-carbon-emitting renewable generation and clean natural gas-fired generation. When taken together, the retirements and new investments should better balance WEC Energy Group's supply with its demand, while maintaining reliable, affordable energy for our customers. The retirements will contribute to meeting WEC Energy Group's goals to reduce CO2 emissions from its electric generation.

In 2019, WEC Energy Group met and surpassed its original goal to reduce CO2 emissions by 40% below 2005 levels. In July 2020, WEC Energy Group announced new goals to reduce CO2 emissions from its electric generation by 70% below 2005 levels by 2030 and to be net carbon neutral by 2050. It also added a near-term goal in November 2020 to reduce CO2 emissions by 55% below 2005 levels by 2025.

We have already retired approximately 300 MW of coal-fired generation since the beginning of 2018, which included the 2018 retirement of the Pulliam power plant as well as the jointly-owned Edgewater Unit 4 generating units. See Note 6, Regulatory Assets and Liabilities for more information related to these power plant retirements. As part of the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,800 MW of additional fossil-fueled generation by 2025. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Corporate Developments for more information on the ESG Progress Plan.

Renewable Generation

We meet a portion of our electric generation supply with various renewable energy resources, including wind, hydroelectric, and solar. This helps us maintain compliance with renewable energy legislation. These renewable energy resources also help us maintain diversity in our generation portfolio, which effectively serves as a price hedge against future fuel costs, and will help mitigate the risk of potential unknown costs associated with any future carbon restrictions for electric generators.

Wind

In February 2021, we, along with WE, filed an application with the PSCW for approval to accelerate up to approximately $69 million in capital investments in CCWP, to repower major components. In response to the COVID-19 pandemic, the IRS issued guidance extending the period for work to be completed on facilities in order to be eligible for PTCs if certain requirements are met. If approved, we expect to receive an additional 10 years of PTCs, and CCWP would be allowed to continue providing a reliable, cost-effective, zero-fuel-cost, zero-emission capacity and energy resource for customers.

Solar

In February 2021, we, along with WE and an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Paris Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and features 200 MW of solar generation and 110 MW of battery storage. The joint applicants propose that we would acquire a 15% ownership interest, WE would acquire a 75% ownership interest, and the unaffiliated utility would acquire the remaining 10% ownership interest. If approved, our share of the cost of this project is estimated to be approximately $65 million with construction expected to begin in 2022 and completed by the end of 2023.

2020 Form 10-K	5	Wisconsin Public Service Corporation

In April 2019, as part of WEC Energy Group's commitment to invest in zero-carbon generation, we, along with an unaffiliated utility, received approval from the PSCW to acquire ownership interests in two utility-scale solar projects in Wisconsin: Two Creeks, in service as of November 2020, and Badger Hollow I, construction in progress and targeted for completion in the second quarter of 2021. Badger Hollow I is located in Iowa County, Wisconsin, and Two Creeks is located in Manitowoc County, Wisconsin. We own 100 MW of Two Creeks and will own 100 MW of Badger Hollow I for a total of 200 MW.

Electric System Reliability

The PSCW requires us to maintain a planning reserve margin above our projected annual peak demand forecast to help ensure reliability of electric service to our customers. These planning reserve requirements are consistent with the MISO calculated planning reserve margin. In 2008, the PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten). For short-term planning (planning year one), the PSCW requires Wisconsin utilities to follow the planning reserve margin established by MISO. MISO has an 18.0% installed capacity reserve margin requirement for the planning year from June 1, 2020, through May 31, 2021, and an 18.3% installed capacity reserve margin requirement for the planning year from June 1, 2021, through May 31, 2022. MISO's short-term reserve margin requirements experience year-to-year fluctuations, primarily due to changes in the generation resource mix and average forced outage rate of generation within the MISO footprint.

We believe that we have adequate capacity through company-owned generation units and power purchase contracts to meet the MISO calculated planning reserve margin during the current planning year. We also fully anticipate that we will have adequate capacity to meet the planning reserve margin requirements for the upcoming planning year.

Fuel and Purchased Power Costs

Our retail electric rates in Wisconsin are established by the PSCW and include base amounts for fuel and purchased power costs. The electric fuel rules set by the PSCW allow us to defer, for subsequent rate recovery or refund, under- or over-collections of actual fuel and purchased power costs beyond a 2% price variance from the costs included in the rates charged to customers. For more information about the fuel rules, see D. Regulation.

Our average fuel and purchased power costs per MWh by fuel type, including delivery costs, were as follows for the years ended December 31:

	2020	2019	2018
Coal	$23.10	$24.34	$26.19
Natural gas combined cycle	15.80	19.38	21.11
Natural gas/oil peaking units	32.33	46.61	34.82
Purchased power	34.09	34.71	35.13

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

Coal Supply

We diversify the coal supply for our jointly-owned electric generating facilities by purchasing coal from several mines in Wyoming and Pennsylvania, as well as from various other states. For 2021, approximately 67% of our total projected coal requirements of 2.6 million tons are contracted under fixed-price contracts. See Note 21, Commitments and Contingencies, for more information on amounts of coal purchases and coal deliveries under contract.

2020 Form 10-K	6	Wisconsin Public Service Corporation

The annual tonnage amounts contracted for 2021 and 2022 are set forth below. We have not entered into any coal contracts for years after 2022.

(in thousands)	Annual Tonnage
2021	1,710
2022	600

Coal Deliveries

All of our 2021 and 2022 coal requirements are expected to be shipped by unit trains that we own under existing transportation agreements. The unit trains transport the coal for electric generating facilities from mines in Wyoming and Pennsylvania. Additional small volume agreements may also be used to supplement the normal coal supply for our facilities.

Power Purchase Commitments

We enter into short and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. Our power purchase commitments with unaffiliated parties are 100 MW per year for 2021 through 2025, which exclude planning capacity purchases. As part of WEC Energy Group's ESG Progress Plan, we retired some of our older, less efficient coal-fired generation in 2018 and 2019. To procure additional planning capacity, we purchased capacity from the MISO annual auction to ensure that we maintain our compliance with planning reserve requirements as established by the PSCW and MISO.

Seasonality

Our electric utility sales are impacted by seasonal factors and varying weather conditions. We sell more electricity during the summer months because of the residential cooling load. We continue to upgrade our electric distribution system, including substations, transformers, and lines, to meet the demand of our customers. In 2020, our generating plants performed as expected during the warmest periods of the summer, and all power purchase commitments under firm contract were received. During this period, we did not require public appeals for conservation, and we did not interrupt or curtail service to non-firm customers who participate in load management programs. We did have economic interruption events, however service to customers was not curtailed. Economic interruptions are declared during times in which the price of electricity in the regional market exceeds the cost of operating our peaking generation. During this time, interruptible customers can choose to continue using electricity at a price based on wholesale market prices or to reduce their load.

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

We provide natural gas utility service to residential, commercial and industrial, and transportation customers. Major industries served include real estate, paper, restaurants, food products, and utilities. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Utility Segment Contribution to Net Income for information on natural gas sales volumes by customer class.

2020 Form 10-K	7	Wisconsin Public Service Corporation

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2020, 2019, and 2018, see Note 4, Operating Revenues.

Natural Gas Sales Forecast

Our service territory experienced lower weather-normalized retail natural gas deliveries (excluding natural gas deliveries for electric generation) in 2020 as compared to 2019 due to the impact of the COVID-19 pandemic. We currently forecast retail natural gas delivery volumes to grow at a rate between 1.0% and 1.3% over the next five years, compared to 2020, assuming normal weather.

Customers

	Year Ended December 31
(in thousands)	2020	2019	2018
Customers – end of year
Residential	300.2	297.6	295.4
Commercial and industrial	34.5	34.3	34.3
Transport	0.9	0.9	0.7
Total customers	335.6	332.8	330.4

Natural Gas Supply, Pipeline Capacity and Storage

We have been able to meet our contractual obligations with both our suppliers and our customers. For more information on our natural gas utility supply and transportation contracts, see Note 21, Commitments and Contingencies.

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

Due to variations in natural gas usage in Wisconsin, we have also contracted for substantial underground storage capacity, primarily in Michigan. We have entered into a long-term service agreement for natural gas storage with a wholly owned subsidiary of Bluewater. Bluewater, a wholly owned subsidiary of WEC Energy Group, owns natural gas storage facilities in Michigan and provides approximately one-third of our current storage needs. We target storage inventory levels at approximately 40% of forecasted demand for November through March. Diversity of natural gas supply enables us to manage significant changes in demand and to optimize our overall natural gas supply and capacity costs. We generally inject natural gas into storage during the spring and summer months and withdraw it in the winter months.

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

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our forecasted design peak-day throughput is 8.6 million therms for the 2020 through 2021 heating season. Our peak daily send-out during 2020 was 5.1 million therms on February 13, 2020.

2020 Form 10-K	8	Wisconsin Public Service Corporation

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

2020 Form 10-K	9	Wisconsin Public Service Corporation

Rates

Our retail electric and natural gas rates are regulated by the PSCW, and the FERC regulates our wholesale electric rates. Decisions by these regulators can significantly impact our liquidity, financial condition, and results of operations. The following table compares our utility operating revenues by regulatory jurisdiction for each of the three years ended December 31:

	2020		2019		2018
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Electric
Wisconsin	$1,009.6	88.8%	$967.0	86.7%	$1,013.6	85.0%
FERC – Wholesale (1)	127.4	11.2%	148.4	13.3%	178.5	15.0%
Total	1,137.0	100.0%	1,115.4	100.0%	1,192.1	100.0%

Natural Gas – Wisconsin	270.1	100.0%	296.5	100.0%	306.4	100.0%

Total utility operating revenues	$1,407.1		$1,411.9		$1,498.5

(1)    On March 31, 2019, UMERC's new natural gas-fired generation in the Upper Peninsula of Michigan began commercial operation. Prior to its generating units achieving commercial operation, UMERC purchased a portion of its power from us. The revenues received from UMERC are included in the FERC – Wholesale line above. See Note 3, Related Parties, for additional information.

Retail Rates

The PSCW has general supervisory and regulatory powers over public utilities in its jurisdiction including, but not limited to, approval of retail utility rates and standards of service, security issuances, mergers, affiliate transactions, location and construction of electric generating units and natural gas facilities, and certain other additions and extensions to utility facilities.

Historically, retail rates approved by the PSCW have been designed to provide utilities the opportunity to generate revenues to recover all prudently-incurred costs, along with a return on investment sufficient to pay interest on debt and provide a reasonable ROE. Rates charged to customers vary according to customer class and rate jurisdiction. We are subject to an earnings sharing mechanism in which a portion of our earnings are required to be refunded to customers if we earn above our authorized ROE. See Note 23, Regulatory Environment, for more information on our earnings sharing mechanism. The table below reflects our approved ROE and capital structure during 2020.

Regulated Retail Rates	Regulatory Commission	Authorized ROE	Average Common Equity Component
Electric and natural gas	PSCW	10.0%	52.5%

In addition to amounts collected from customers through approved base rates, we have certain recovery mechanisms in place that allow us to recover or refund prudently incurred costs that differ from those approved in base rates.

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

See Note 1(d), Operating Revenues, for more information on the significant mechanisms we had in place during 2020 that allowed us to recover or refund changes in prudently incurred costs from rate case-approved amounts.

We file periodic requests with the PSCW to request changes in retail rates. Our rate requests are based on forward looking test years, which reflect additions to infrastructure and changes in costs incurred or expected to be incurred. For information on our regulatory proceedings, see Note 23, Regulatory Environment. Orders from the PSCW can be viewed at https://psc.wi.gov/. The

2020 Form 10-K	10	Wisconsin Public Service Corporation

material and information contained on this website are not intended to be a part of, nor are they incorporated by reference into, this Annual Report on Form 10-K.

Wholesale Rates

The FERC regulates our wholesale sales of electric energy, capacity, and ancillary services. We have received market-based rate authority from the FERC. Market-based rate authority allows wholesale electric sales to be made in the MISO market and directly to third parties based on the negotiated market value of the transaction. We also make wholesale sales pursuant to cost-based formula rates. Cost-based formula rates provide for recovery of our costs and an approved rate of return. The predetermined formula is initially based on our expenses from the previous year, but is eventually trued up to reflect actual, current-year costs.

Electric Transmission, Capacity, and Energy Markets

In connection with its status as a FERC-approved RTO, MISO operates bid-based energy markets. MISO is responsible for monitoring and ensuring equal access to the electric transmission system in its footprint.

In MISO, base transmission costs are currently being paid by load-serving entities located in the service territories of each MISO transmission owner. The FERC has previously confirmed the use of the current transmission cost allocation methodology. Certain additional costs for new transmission projects are allocated throughout the MISO footprint.

As part of MISO, a market-based platform is used for valuing transmission congestion premised upon an LMP system. The LMP system includes the ability to hedge transmission congestion costs through ARRs and FTRs. ARRs are allocated to market participants by MISO, and FTRs are purchased through auctions. A new allocation and auction were completed for the period of June 1, 2020, through May 31, 2021. The resulting ARR allocation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

MISO has an annual zonal resource adequacy requirement to ensure there is sufficient generation capacity to serve the MISO market. To meet this requirement, capacity resources can be acquired through MISO's annual capacity auction, bilateral contracts for capacity, or provided from generating or demand response resources. All of our capacity requirements during the planning year from June 1, 2020, through May 31, 2021 were met.

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

2020 Form 10-K	11	Wisconsin Public Service Corporation

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

Compliance Costs

The regulations and oversight described above significantly influence our operating environment, and may cause us to incur compliance and other related costs and may affect our ability to recover these costs from our utility customers. Any anticipated capital expenditures for compliance with government regulations for the next three years are included in the estimated capital expenditures described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Requirements.

E. ENVIRONMENTAL COMPLIANCE

Our operations, especially as they relate to our coal-fired generating facilities, are subject to extensive environmental regulation by state and federal environmental agencies governing air and water quality, hazardous and solid waste management, environmental remediation, and management of natural resources. Costs associated with complying with these requirements are significant. Additional future environmental regulations or revisions to existing laws, including for example, additional regulation related to GHG emissions, coal combustion products, air emissions, water use, or wastewater discharges and other climate change issues, could significantly increase these environmental compliance costs.

Anticipated expenditures for environmental compliance and certain remediation issues for the next three years are included in the estimated capital expenditures described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Requirements. For a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change, see Note 21, Commitments and Contingencies.

F. HUMAN CAPITAL

We believe our employees are among our most important resources, so investing in human capital is critical to our success. We strive to foster a diverse workforce and inclusive workplace; attract, retain and develop talented personnel; and keep our employees safe and healthy.

WEC Energy Group's Board of Directors retains collective responsibility for comprehensive risk oversight of WEC Energy Group and its subsidiaries, including critical areas that could impact our sustainability, such as human capital. Management regularly reports to WEC Energy Group's Board of Directors on human capital management topics, including corporate culture, diversity and inclusion, employee development, and safety and health. WEC Energy Group's Board of Directors delegates specified duties to its committees. In addition to its responsibilities relative to executive compensation, the Compensation Committee has oversight responsibility for reviewing organizational matters that could significantly impact us, including succession planning. The Compensation Committee reviews recruiting and development programs and priorities, receives updates on key talent, and assesses workforce diversity across WEC Energy Group and its subsidaries.

Workforce

As of December 31, 2020, we had 1,127 employees, including 814 that are represented under union agreements in Wisconsin. Our contract with Local 420 of International Union of Operating Engineers expires in April 2021. Negotiations are in progress, which we expect will conclude before the expiration of the current agreement. We believe we have very good overall relations with our workforce. In order to attract and retain talent, we provide competitive wages and benefits to our employees based on their performance, role, location, and market data.

Diversity and Inclusion

We are committed to fostering a diverse workforce and inclusive workplace. Our commitment is a core strategic competency and an integral part of our culture. As of December 31, 2020, females and minorities represented approximately 14% and 3% of our workforce, respectively. WEC Energy Group has a number of initiatives that promote diverse workforce contributions, educate

2020 Form 10-K	12	Wisconsin Public Service Corporation

employees about diversity and inclusion, and make its companies, including us, attractive employers for persons of diverse backgrounds. These initiatives include eight business resource groups (voluntary, employee-led groups organized around a particular shared background or interest), mentoring programs, and training for leaders on countering unconscious bias, building inclusive teams, and preventing workplace harassment. We also support external leadership and educational programs that support, train, and promote women and minorities in the communities we serve.

Safety and Health

WEC Energy Group's Executive Safety Committee directs our safety and health strategy, works to ensure consistency across groups, and reinforces our ongoing safety commitment that we refer to as “Target Zero.” Under our Target Zero commitment, we have an ultimate goal of zero incidents, accidents, and injuries. Our corporate safety program provides a forum for addressing employee concerns, training employees and contractors on current safety standards, and recognizing those who demonstrate a safety focus. We monitor and set goals for Occupational Safety and Health Administration (OSHA)-recordable and lost-time incidents, as well as leading indicators, which together raise awareness about employee safety and guide injury-prevention activities.

We also provide employees various benefits and resources designed to promote healthy living, both at work and at home. We encourage employees to receive preventive examinations and to proactively care for their health through free health screenings, wellness challenges, and other resources.

During 2020, in response to the COVID-19 pandemic, we implemented safety protocols and new procedures to protect our employees and customers. See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for additional information.

Development and Training

Employee training and development of both technical and leadership skills are integral aspects of our human capital strategy. We provide employees with a wide range of development opportunities, including online training, simulations, live classes, and mentoring to assist with their career advancement. These programs include safety and technical job skill training as well as soft-skill programs focused on relevant subjects, including communication and change management. Development of leadership skills remains a top priority and is specialized for all levels of employees. We have specific leadership programs for aspiring leaders and new supervisors, managers, and directors. This development of our employees is an integral part of our succession planning and provides continuity for our senior leadership.

2020 Form 10-K	13	Wisconsin Public Service Corporation

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

We are subject to significant state, local, and federal governmental regulations, including regulations by the PSCW and the FERC. These regulations significantly influence our operating environment, may affect our ability to recover costs from utility customers, and cause us to incur substantial compliance and other costs. Changes in regulations, interpretations of regulations, or the imposition of new regulations could also significantly impact us, including requiring us to change our business operations. Many aspects of our operations are regulated and impacted by government regulation, including, but not limited to: the rates we charge our retail electric and natural gas customers; our authorized rate of return; construction and operation of electric generating facilities and electric and natural gas distribution systems, including the ability to recover such costs; decommissioning generating facilities, the ability to recover the related costs, and continuing to recover the return on the net book value of these facilities; wholesale power service practices; electric reliability requirements and accounting; participation in the interstate natural gas pipeline capacity market; standards of service; issuance of securities; short-term debt obligations; transactions with affiliates; and billing practices. Failure to comply with any applicable rules or regulations may lead to customer refunds, penalties, and other payments, which could materially and adversely affect our results of operations and financial condition.

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

Our operations are subject to extensive and evolving federal, state, and local environmental laws, regulations, and permit requirements related to, among other things, air emissions (including, but not limited to: CO2, methane, mercury, SO2, and NOx), protection of natural resources, water quality, wastewater discharges, and management of hazardous, toxic, and solid wastes and substances. For example, the EPA adopted and implemented (or is in the process of implementing) regulations governing the emission of NOx, SO2, fine particulate matter, mercury, and other air pollutants under the CAA through the NAAQS, climate change regulations including the ACE rule, and other air quality regulations. The EPA also finalized regulations under the Clean Water Act that govern cooling water intake structures at our power plants and revised the effluent guidelines for steam electric generating

2020 Form 10-K	14	Wisconsin Public Service Corporation

plants. Several of these rules are being challenged, which creates additional uncertainty. For example, the D.C. Court of Appeals vacated the ACE rule in January 2021. In addition, existing environmental laws and regulations may be revised or new laws or regulations may be adopted at the federal, state, or local level. In particular, it is uncertain how the change in the United States presidential administration will impact the final resolution of several environmental standards or the adoption of new environmental laws and regulations.

We incur significant capital and operating resources to comply with these environmental laws, regulations, and requirements, including costs associated with the installation of pollution control equipment to further limit GHG emissions from our operations; operating restrictions on our facilities; and environmental monitoring, emissions fees, and permits at our facilities. The operation of emission control equipment and compliance with rules regulating our intake and discharge of water could also increase our operating costs and reduce the generating capacity of our power plants. These regulations may create substantial additional costs in the form of taxes or emission allowances and could affect the availability and/or cost of fossil fuels. Failure to comply with these laws, regulations, and requirements, even if caused by factors beyond our control, may result in the assessment of civil or criminal penalties and fines. We continue to assess the potential cost of complying, and to explore different alternatives in order to comply, with these and other environmental regulations.

As a result of these compliance costs and other factors, certain of our coal-fired electric generating facilities have become uneconomical to maintain and operate, which has resulted in these units being retired or converted to an alternative type of fuel. As part of WEC Energy Group's commitment to a cleaner energy future, we have already retired approximately 300 MW of coal-fired generation since the beginning of 2018. Under the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,800 MW of additional fossil-fueled generation by 2025, to be replaced with the construction of zero-carbon emitting renewable generation and natural gas-fired generation.

We are also subject to significant liabilities related to the investigation and remediation of environmental impacts at certain of our current and former facilities and at third-party owned sites. We accrue liabilities and defer costs (recorded as regulatory assets) incurred in connection with our former manufactured gas plant sites. These costs include all costs incurred to date that we expect to recover, management's best estimates of future costs for investigation and remediation and related legal expenses, and are net of amounts recovered (or that may be recovered) from insurance or other third parties. Due to the potential for the imposition of stricter standards and greater regulation in the future, the possibility that other potentially responsible parties may not be willing or financially able to contribute to cleanup costs, a change in conditions or the discovery of additional contamination, our remediation costs could increase, and the timing of our capital and/or operating expenditures in the future may accelerate or could vary from the amounts currently accrued.

Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental laws and regulations has become more frequent throughout the United States. In addition to claims relating to our current facilities, we may also be subject to potential liability in connection with the environmental condition of facilities that we previously owned and operated, regardless of whether the liabilities arose before, during, or after the time we owned or operated these facilities. If we fail to comply with environmental laws and regulations or cause (or caused) harm to the environment or persons, that failure or harm may result in the assessment of civil penalties and damages against us. The incurrence of a material environmental liability or a material judgment in any action for personal injury or property damage related to environmental matters could have a material adverse effect on our results of operations and financial condition.

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

Our operations, capital expenditures, and financial results may be affected by the impact of greenhouse gas legislation, regulation, and emission reduction goals.

There is continued scientific and political attention to issues concerning the existence and extent of climate change. Management expects this attention to continue, particularly with the change in the United States presidential administration. Although the previously issued ACE rule was vacated in January 2021 adding additional uncertainty, President Biden has indicated that climate change will become one of his primary initiatives, with significant actions expected by his administration during his term in office. As a result, we expect the EPA and states to adopt and implement additional regulations to restrict emissions of GHGs.

2020 Form 10-K	15	Wisconsin Public Service Corporation

Costs associated with such legislation, regulation, and emission reduction goals could be significant. GHG regulations that may be adopted in the future, at either the federal or state level, may cause our environmental compliance spending to differ materially from the amounts currently estimated. These regulations, as well as changes in the fuel markets and advances in technology, could make additional electric generating units uneconomic to maintain or operate, may impact how we operate our existing fossil-fueled power plants, and could affect unit retirement and replacement decisions in the future under the ESG Progress Plan. These regulations could also adversely affect our future results of operations, cash flows, and financial condition. There is no guarantee that we will be allowed to fully recover costs incurred to comply with these and other federal and state regulations or that cost recovery will not be delayed or otherwise conditioned.

In addition, our natural gas delivery systems may generate fugitive gas as a result of normal operations and as a result of excavation, construction, and repair. Fugitive gas typically vents to the atmosphere and consists primarily of methane. CO2 is also a byproduct of natural gas consumption. Certain states outside our service territories have passed legislation banning natural gas used in new construction in order to limit these GHG emissions. Future statewide or nationwide actions like these to regulate GHG emissions could increase the price of natural gas, restrict the use of natural gas, cause us to accelerate the replacement and/or updating of our natural gas delivery systems, and adversely affect our ability to operate our natural gas facilities. A significant increase in the price of natural gas may increase rates for our natural gas customers, which could reduce natural gas demand.

We also continue to monitor the financial and operational feasibility of taking more aggressive action to further reduce GHG emissions in order to limit future global temperature increases. Our plan to replace older, fossil-fueled generation with zero-carbon emitting renewable generation and natural gas-fired generation will contribute to the achievement of our goals related to reducing CO2 and methane emissions. However, our ability to achieve such goals depends on many external factors, including the development of relevant energy technologies. These efforts could impact how we operate our electric generating units and natural gas facilities and lead to increased competition and regulation, all of which could have a material adverse effect on our operations and financial condition.

Changes in tax legislation, IRS audits, or our inability to use certain tax benefits and carryforwards, may adversely affect our financial condition, results of operations, and cash flows, as well as our credit ratings.

Tax legislation and regulations can adversely affect, among other things, our financial condition, results of operations, cash flows, liquidity, and credit ratings. Future changes to corporate tax rates or policies, including under the new United States presidential administration, could require us to take material charges against earnings. Such changes include, among other things, increasing the federal corporate income tax rate, disallowing use of certain tax benefits and carryforwards, limiting interest deductions, and altering the expensing of capital expenditures. Our inability to manage these changes, an adverse determination by one of the applicable taxing jurisdictions, or additional interpretations, implementing regulations, amendments, or technical corrections by the Treasury Department, the IRS, or state income tax authorities, could significantly impact our financial results and cash flows.

We have significantly reduced our federal and state income tax liabilities in the past through tax credits, net operating losses, and charitable contribution deductions. A reduction in or disallowance of these tax benefits could adversely affect our earnings and cash flows. We have not fully used these allowed tax benefits in our previous tax filings and have carried them forward to use against future taxable income. Our inability to generate sufficient taxable income in the future to fully use these tax carryforwards before they expire, could significantly affect our tax obligations and financial results.

In addition, we have invested, or plan to invest, in renewable energy generating facilities. These facilities generate PTCs or ITCs that we use to reduce our federal tax obligations. The amount of tax credits we earn depends on the amount of electricity produced, the applicable tax credit rate, or the amount of the investment in qualifying property. A variety of operating and economic factors, including transmission constraints, adverse weather conditions, and breakdown or failure of equipment, could significantly reduce the PTCs generated by the wind parks we have invested in, resulting in a material adverse impact on our financial condition and results of operations.

We are also uncertain as to how credit rating agencies, capital markets, the FERC, or state public utility commissions will treat any future changes to federal or state tax legislation. These impacts could subject us to credit rating downgrades. In addition, certain financial metrics used by credit rating agencies, such as our funds from operations-to-debt percentage, could be negatively impacted by changes in federal or state income tax legislation.

2020 Form 10-K	16	Wisconsin Public Service Corporation

We could be subject to higher costs and penalties as a result of mandatory reliability standards.

We are subject to mandatory reliability and critical infrastructure protection standards established by the North American Electric Reliability Corporation and enforced by the FERC. The critical infrastructure protection standards focus on controlling access to critical physical and cyber security assets. Compliance with the mandatory reliability standards could subject us to higher operating costs. If we were ever found to be in noncompliance with the mandatory reliability standards, we could be subject to sanctions, including substantial monetary penalties, or damage to our reputation.

Risks Related to the Operation of Our Business

The ongoing COVID-19 pandemic could adversely affect our business functions, financial condition, liquidity, and results of operations.

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There is still considerable uncertainty regarding the extent and duration of the COVID-19 pandemic itself, as well as the measures currently in place to try to contain the virus, such as travel bans and restrictions, quarantines, limitations on business operations, and the timing of widespread availability of the vaccines. Although the shelter-in-place order that was in effect for Wisconsin has expired, other orders limiting the capacity of various businesses have been adopted at the state and local levels. In addition, similar or more restrictive orders could be adopted in the future depending on how the virus continues to spread and/or mutate. Although no longer mandated by the PSCW, we are continuing to temporarily suspend disconnections.

The effects of the COVID-19 pandemic and related government responses have significantly disrupted economic activity in our service territories. Such effects have included, and may continue to include, extended disruptions to supply chains and capital markets, reduced labor availability and productivity, and a prolonged reduction in economic activity. These effects could continue to have a variety of adverse impacts on us, including continued reductions in demand for energy, particularly from commercial and industrial customers; impairment of goodwill or long-lived assets; increased bad debt expense; increases in past due accounts receivable balances, impairment of our ability to develop, construct, and operate facilities; and impaired ability to successfully access funds from credit and capital markets.

The COVID-19 pandemic has also caused significant disruption and volatility in the United States capital markets, and any additional or lingering effects on the capital markets may significantly impact us. For example, the costs related to our pension and other post-retirement benefit plans are based in part on the value of the plans’ assets. Adverse investment performance for these assets or the failure to maintain sustained growth in pension investments over time could increase our plan costs and funding requirements. Similarly, we rely on access to the capital markets to fund some of our operations and capital requirements. To the extent that access to the capital markets is adversely affected by COVID-19, we may need to consider alternative sources of funding for our operations and for working capital, which may increase our cost of, as well as adversely impact our access to, capital.

We have taken precautions with regard to employee hygiene and facility cleanliness, imposed travel limitations on our employees, provided additional employee benefits, and implemented remote work policies where appropriate. Additional protocols have been implemented for our field employees who travel to customer premises in order to protect them, our customers, and the public.

As a reaction to the COVID-19 pandemic, it is possible that federal and state fiscal spending to fund COVID-19 relief measures, coupled with a drop in tax revenue from pandemic-related reductions in economic activity, may add to the pressure to raise more tax revenue from federal and state corporate income, other taxes including payroll or property taxes, to enact new types of taxes on businesses and their customers, or to disallow certain deductions.

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

Our operations are subject to risks arising from the reliability of our electric generation, transmission, and distribution facilities, natural gas infrastructure facilities, renewable energy facilities, and other facilities, as well as the reliability of third-party transmission providers.

Our financial performance depends on the successful operation of our electric generation, natural gas and electric distribution facilities, and renewable energy facilities. The operation of these facilities involves many risks, including operator error and the

2020 Form 10-K	17	Wisconsin Public Service Corporation

breakdown or failure of equipment or processes. Potential breakdown or failure may occur due to severe weather; catastrophic events (i.e., fires, earthquakes, explosions, tornadoes, floods, droughts, pandemic health events, etc.); significant changes in water levels in waterways; fuel supply or transportation disruptions; accidents; employee labor disputes; construction delays or cost overruns; shortages of or delays in obtaining equipment, material, and/or labor; performance below expected levels; operating limitations that may be imposed by environmental or other regulatory requirements; terrorist attacks; or cyber security intrusions. Any of these events could lead to substantial financial losses, including increased maintenance costs, and unanticipated capital expenditures.

Because our electric generation and renewable energy facilities are interconnected with third-party transmission facilities, the operation of our facilities could also be adversely affected by events impacting their systems. Unplanned outages at our power plants may reduce our revenues, cause us to incur significant costs if we are required to operate our higher cost electric generators or purchase replacement power to satisfy our obligations, and could result in additional maintenance expenses.

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

Our results of operations and cash flows are affected by the demand for electricity and natural gas, which can vary greatly based upon:

•Fluctuations in customer growth and general economic conditions in our service areas. Customer growth and energy use can be negatively impacted by population declines as well as economic factors in our service territories, including workforce reductions, stagnant wage growth, changing levels of support from state and local government for economic development, business closings, and reductions in the level of business investment. We are impacted by economic cycles and the competitiveness of the commercial and industrial customers we serve. Any economic downturn, disruption of financial markets, or reduced incentives by state government for economic development could adversely affect the financial condition of our customers and demand for their products or services. These risks could directly influence the demand for electricity and natural gas as well as the need for additional power generation and generating facilities. We could also be exposed to greater risks of accounts receivable write-offs if customers are unable to pay their bills.
•Weather conditions. Demand for electricity is greater in the summer and winter months when cooling and heating is necessary. In addition, demand for natural gas peaks in the winter heating season. As a result, our overall results may fluctuate substantially on a seasonal basis. In addition, milder temperatures during the summer cooling season and during the winter heating season, as a result of climate change or otherwise, may result in lower revenues and net income.
•Our customers' continued focus on energy conservation. Our customers' use of electricity and natural gas has decreased as a result of continued individual conservation efforts, including the use of more energy efficient technologies. Customers could also voluntarily reduce their consumption of energy in response to decreases in their disposable income and increases in energy prices. Conservation of energy can be influenced by certain federal and state programs that are intended to influence how consumers use energy. For example, several states, including Wisconsin, have adopted energy efficiency targets to reduce energy consumption.

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

Our business requires substantial capital expenditures for investments in, among other things, capital improvements to our electric generating facilities, electric and natural gas distribution infrastructure, and other projects, including projects for environmental compliance. We also expect to continue constructing and investing in renewable energy generating facilities as part of the ESG Progress Plan, including repowering existing wind generation projects in our generation portfolio.

Achieving the intended benefits of any large construction project is subject to many uncertainties, some of which we will have limited or no control over, that could adversely affect project costs and completion time. For example, the timing of Badger Hollow I

2020 Form 10-K	18	Wisconsin Public Service Corporation

was impacted by the COVID-19 pandemic. Additional risks include, but are not limited to, the ability to adhere to established budgets and time frames; the availability of labor or materials at estimated costs; the ability of contractors to perform under their contracts; strikes; adverse weather conditions; potential legal challenges; changes in applicable laws or regulations; the impact on global supply chains of pandemic health events; other governmental actions; continued public and policymaker support for such projects; and events in the global economy. In addition, certain of these projects require the approval of our regulators. If construction of commission-approved projects should materially and adversely deviate from the schedules, estimates, and projections on which the approval was based, our regulators may deem the additional capital costs as imprudent and disallow recovery of them through rates, and otherwise available PTCs and ITCs for renewable energy projects could be lost or lose value.

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

We have been subject to attempted cyber attacks from time to time, but these attacks have not had a material impact on our system or business operations. Despite the implementation of security measures, all assets and systems are potentially vulnerable to disability, failures, or unauthorized access due to physical or cyber security intrusions caused by human error, vendor bugs, terrorist attacks, or other malicious acts. These threats could result in a full or partial disruption of our ability to generate, transmit, purchase, or distribute electricity or natural gas or cause environmental repercussions. If our assets or systems were to fail, be physically damaged, or be breached, and were not recovered in a timely manner, we may be unable to perform critical business functions, and data, including sensitive information, could be compromised.

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

2020 Form 10-K	19	Wisconsin Public Service Corporation

claims, may also not be recoverable in rates, may exceed the insurance limits on our insurance policies, or, in some cases, may not be covered by insurance.

Advances in technology, and legislation or regulations supporting such technology, could make our electric generating facilities less competitive.

Advances in new technologies that produce power or reduce power consumption are ongoing and include renewable energy technologies, customer-oriented generation, energy storage devices, and energy efficiency technologies. We generate power at central station power plants and utility-scale renewable generation facilities to achieve economies of scale and produce power at a competitive cost. There are distributed generation technologies that produce power, including fuel cells, microturbines, wind turbines, and solar cells, which have become more cost competitive than they were in the past. It is possible that legislation or regulations could be adopted supporting the use of these technologies. There is also a risk that advances in technology will continue to reduce the costs of these alternative methods of producing power to a level that is competitive with that of central station and utility-scale renewable power production. If these technologies become cost competitive and achieve economies of scale, our market share could be eroded, and the value of our generating facilities could be reduced. Advances in technology could also change the channels through which our electric customers purchase or use power, which could reduce our sales and revenues or increase our expenses.

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

Our counterparties may fail to meet their obligations, including obligations under power purchase, natural gas supply, natural gas pipeline capacity, and transportation agreements.

We are exposed to the risk that counterparties to various arrangements who owe us money, electricity, natural gas, or other commodities or services will not be able to perform their obligations. Should the counterparties to these arrangements fail to perform or if capacity is inadequate, we may be required to replace the underlying commitment at current market prices or we may be unable to meet all of our customers' electric and natural gas requirements unless or until alternative supply arrangements are put in place. In such event, we may incur losses, and our results of operations, financial position, or liquidity could be adversely affected.
We have entered into several power purchase, natural gas supply, natural gas pipeline capacity, and transportation agreements with non-affiliated companies. Revenues are dependent on the continued performance by the counterparties of their obligations under these agreements. Although we have a comprehensive credit evaluation process and contractual protections, it is possible that one or more counterparties could fail to perform their obligations. If this were to occur, we generally would expect that any operating and other costs that were initially allocated to a defaulting customer's power purchase, natural gas supply, natural gas pipeline capacity, or transportation agreement would be reallocated among our retail customers. To the extent these costs are not allowed to be reallocated by our regulators or there is any regulatory delay in adjusting rates, a counterparty default under these agreements could have a negative impact on our results of operations and cash flows.

2020 Form 10-K	20	Wisconsin Public Service Corporation

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

Our access to the credit and capital markets could be limited, or our cost of capital significantly increased, due to any of the following risks and uncertainties:

•A rating downgrade;
•Failure to comply with debt covenants;
•An economic downturn or uncertainty;
•Prevailing market conditions and rules;
•Concerns over foreign economic conditions;
•Changes in tax policy;
•Changes in investment criteria of institutional investors;
•War or the threat of war;
•The overall health and view of the utility and financial institution industries; and
•Changes in the method of determining LIBOR or the replacement of LIBOR with an alternative reference rate.

Our bank credit agreement provides for interest at variable interest rates, primarily based on LIBOR. LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform, which may cause LIBOR to cease to exist after June 2023 or to perform differently than in the past. While we expect that reasonable alternatives to LIBOR will be implemented prior to the 2023 target date, we cannot predict the consequences and timing of the development of alternative reference rates. The transition to alternative reference rates could include an increase in our interest expense.

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

Any downgrade by the rating agencies could:

•Increase borrowing costs under our existing credit facility;
•Require the payment of higher interest rates in future financings and possibly reduce the pool of creditors;
•Decrease funding sources by limiting our access to the commercial paper market;
•Limit the availability of adequate credit support for our operations; and
•Trigger collateral requirements in various contracts.

Fluctuating commodity prices could negatively impact our electric and natural gas utility operations.

Our operating and liquidity requirements are impacted by changes in the forward and current market prices of natural gas, coal, electricity, renewable energy credits, and ancillary services.

2020 Form 10-K	21	Wisconsin Public Service Corporation

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

Changes in commodity prices could result in:

•Higher working capital requirements, particularly related to natural gas inventory, accounts receivable, and cash collateral postings;
•Reduced profitability to the extent that lower revenues, increased bad debt, and higher interest expense are not recovered through rates;
•Higher rates charged to our customers, which could impact our competitive position;
•Reduced demand for energy, which could impact revenues and operating expenses; and
•Shutting down of generation facilities if the cost of generation exceeds the market price for electricity.

We may not be able to obtain an adequate supply of coal, which could limit our ability to operate our coal-fired facilities.

We operate jointly-owned coal-fired electric generating units. Although we generally carry sufficient coal inventory at our generating facilities to protect against an interruption or decline in supply, there can be no assurance that the inventory levels will be adequate. While we have coal supply and transportation contracts in place, we cannot assure that the counterparties to these agreements will be able to fulfill their obligations to supply coal to us or that we will be able to take delivery of all the coal volume contracted for. If we are unable to obtain our coal requirements under our coal supply and transportation contracts, we may be required to purchase coal at higher prices or we may be forced to reduce generation at our jointly-owned coal-fired units, which could lead to increased fuel costs. The increase in fuel costs could result in either reduced margins on net sales into the MISO Energy Markets, a reduction in the volume of net sales into the MISO Energy Markets, and/or an increase in net power purchases in the MISO Energy Markets. There is no guarantee that we would be able to fully recover any increased costs in rates or that recovery would not otherwise be delayed, either of which could adversely affect our results of operations and cash flows.

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

The regulated energy industry continues to experience significant structural changes. Deregulation or other changes in law in the states where we serve our customers could allow third-party suppliers to contract directly with customers for their natural gas and electric supply requirements. This increased competition in the retail and wholesale markets could have a material adverse financial impact on us.

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

2020 Form 10-K	22	Wisconsin Public Service Corporation

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

General Risks

We may fail to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act.

We are subject to reporting, disclosure control, and other obligations under SOX. SOX contains provisions requiring our management to report on the effectiveness of our internal control over financial reporting. We have undertaken, and will continue to undertake, a variety of initiatives to integrate, standardize, centralize, and streamline our operations with technology, including, but not limited to, the implementation of several different enterprise resource planning systems. There is a risk that we will not be able to conclude that our internal control over financial reporting is effective because of the discovery of material weaknesses, with either our current controls and processes or with the implementation of new controls and processes around these new technologies. Any failure to maintain effective internal controls could cause investors to lose confidence in the accuracy or completeness of our financial reports, restrict our access to the capital markets, or subject us to investigations by the SEC or other regulatory authorities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

2020 Form 10-K	23	Wisconsin Public Service Corporation

ITEM 2. PROPERTIES

We own our principal properties outright. However, the major portion of our electric utility distribution lines and natural gas utility distribution mains and services are located on or under streets and highways, on land owned by others, and are generally subject to granted easements, consents, or permits.

Electric Facilities

The following table summarizes information on our electric generation facilities, including owned and jointly owned facilities, as of December 31, 2020:

Name	Location	Fuel	Number of Generating Units	Capacity In MW (1)
Coal-fired plants
Columbia	Portage, WI	Coal	2	311	(2)
Weston	Rothschild, WI	Coal	2	719	(2)
Total coal-fired plants			4	1,030
Natural gas-fired plants
De Pere Energy Center	De Pere, WI	Natural Gas/Oil	1	166
Fox Energy Center	Wrightstown, WI	Natural Gas	3	574
Pulliam	Green Bay, WI	Natural Gas/Oil	1	81
West Marinette	Marinette, WI	Natural Gas/Oil	3	149
Weston	Rothschild, WI	Natural Gas/Oil	3	115
Total natural gas-fired plants			11	1,085
Renewables
Hydro plants (17 in number)	WI	Hydro	51	48	(3) (4)
Two Creeks	WI	Solar	48	100	(2)
Wind sites (2 in number)	WI and IA	Wind	152	161	(2)
Total renewables			251	309
Total system			266	2,424

(1)    Capacity for our electric generation facilities, other than wind and solar generating facilities, is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2021 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand. Capacity for wind generating facilities is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds. Capacity for solar generating facilities is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(2)    We jointly own these facilities with various other utilities. The capacity indicated for each of these units is equal to our portion of total plant capacity based on our percent of ownership.

•Wisconsin Power and Light Company, an unaffiliated utility, operates the Columbia units. We hold a 27.5% ownership interest in Columbia.

•We operate the Weston 4 facility and hold a 70.0% ownership interest in this facility. Dairyland Power Cooperative, an unaffiliated energy cooperative, holds the remaining 30.0%.

•We jointly own Two Creeks with an unaffiliated utility. We hold a 66.7% ownership interest in this facility.

•We jointly own Forward Wind Energy Center along with two other unaffiliated utilities. We hold a 44.6% ownership interest in this facility. See Note 2, Acquisitions, for more information on the Forward Wind Energy Center acquisition.

(3)     All of our hydroelectric facilities follow FERC guidelines and/or regulations.

(4)    WRPC owns and operates the Castle Rock and Petenwell units. We hold a 50.0% ownership interest in WRPC and are entitled to 50.0% of the total capacity at Castle Rock and Petenwell. Our share of capacity for Castle Rock and Petenwell is 7.0 MW and 10.3 MW, respectively.

2020 Form 10-K	24	Wisconsin Public Service Corporation

As of December 31, 2020, we operated approximately 14,200 miles of overhead distribution lines and approximately 8,300 miles of underground distribution cable, as well as 119 electric distribution substations and approximately 193,200 line transformers.

Natural Gas Facilities

At December 31, 2020, our natural gas properties were located in northeastern Wisconsin and consisted of the following:

•Approximately 8,300 miles of natural gas distribution mains,
•Approximately 250 miles of natural gas transmission mains,
•Approximately 309,500 natural gas lateral services, and
•Approximately 90 natural gas distribution and transmission gate stations.

Our natural gas distribution and gas storage systems included distribution mains and transmission mains connected to the pipeline transmission systems of ANR Pipeline Company and Guardian Pipeline L.L.C..

We also own office buildings, natural gas regulating and metering stations, and major service centers, including garage and warehouse facilities, in certain communities we serve. Where distribution lines and services and natural gas distribution mains and services occupy private property, we have in some, but not all instances, obtained consents, permits, or easements for these installations from the apparent owners or those in possession of those properties, generally without an examination of ownership records or title.

ITEM 3. LEGAL PROCEEDINGS

In addition to those legal proceedings discussed in Note 21, Commitments and Contingencies, and Note 23, Regulatory Environment, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material effect on our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

2020 Form 10-K	25	Wisconsin Public Service Corporation

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock, as Integrys, a wholly-owned subsidiary of WEC Energy Group, owns all of our outstanding common stock. See Note 11, Common Equity, for more information.

ITEM 6. SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I(2)a.

2020 Form 10-K	26	Wisconsin Public Service Corporation

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

Introduction

We are an electric and natural gas utility and an indirect wholly owned subsidiary of WEC Energy Group. We derive revenues primarily from the distribution and sale of electricity and natural gas to retail customers. We also provide wholesale electric service to numerous utilities and cooperatives for resale. We conduct our business primarily through our utility reportable segment. See Note 20, Segment Information, for more information on our reportable business segments.

Corporate Strategy

Our goal is to continue to build and sustain long-term value for our customers and WEC Energy Group's shareholders by focusing on the fundamentals of our business: environmental stewardship; reliability; operating efficiency; financial discipline; exceptional customer care; and safety. WEC Energy Group's 2021-2025 capital investment plan for efficiency, sustainability and growth, referred to as its ESG Progress Plan, provides a roadmap to achieve this goal. It is an aggressive plan to cut emissions, maintain superior reliability, deliver significant savings for customers, and grow WEC Energy Group's and our investment in the future of energy.

Throughout its strategic planning process, WEC Energy Group takes into account important developments, risks and opportunities, including new technologies, customer preferences and commodity prices, energy resiliency efforts, and sustainability. WEC Energy Group published the results of a priority sustainability issue assessment in 2020, identifying the issues that are most important to the company and its stakeholders over the short and long terms. This risk and priority assessment has formed WEC Energy Group's direction as a company.

Creating a Sustainable Future

WEC Energy Group's ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with the construction of zero-carbon-emitting renewable generation and clean natural gas-fired generation at its electric utilities including us. When taken together, the retirements and new investments should better balance supply with demand, while maintaining reliable, affordable energy for our customers. The retirements will contribute to meeting WEC Energy Group's and our goals to reduce carbon dioxide (CO2) emissions from electric generation.

In 2019, WEC Energy Group met and surpassed its original goal to reduce CO2 emissions by 40% below 2005 levels. In July 2020, WEC Energy Group announced new goals to reduce CO2 emissions from its electric generation by 70% below 2005 levels by 2030 and to be net carbon neutral by 2050. It also added a near-term goal in November 2020 to reduce CO2 emissions by 55% below 2005 levels by 2025.

WEC Energy Group has already retired more than 1,800 megawatts (MW) of coal-fired generation since the beginning of 2018, which included the 2018 retirement of the Pulliam power plant as well as the jointly-owned Edgewater Unit 4 generating units. See Note 6, Regulatory Assets and Liabilities, for more information related to these power plant retirements. As part of the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,800 MW of additional fossil-fueled generation by 2025.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $2 billion from 2021-2025 in low-cost renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning a combination of clean, natural gas-fired generation and zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WE based on specific customer needs:

•800 MW of utility-scale solar;
•600 MW of battery storage;
•100 MW of wind;
•100 MW of reciprocating internal combustion engine (RICE) natural gas-fueled generation; and
•the planned purchase of 200 MW of capacity in the West Riverside Energy Center – a new, combined-cycle natural gas plant recently completed by Alliant Energy in Wisconsin.

These new investments discussed above are in addition to the renewable projects currently underway.

2020 Form 10-K	27	Wisconsin Public Service Corporation

We have partnered with an unaffiliated utility to construct two solar projects in Wisconsin: Two Creeks Solar Park, now in service, and Badger Hollow Solar Park I, targeted for completion in the second quarter of 2021. We own 100 MW of Two Creeks and will own 100 MW of Badger Hollow I for a total of 200 MW.

WEC Energy Group also has a goal to decrease the rate of methane emissions from the natural gas distribution lines in its network by 30% per mile by the year 2030 from a 2011 baseline. WEC Energy Group was over half way toward meeting that goal at the end of 2019.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with the ESG Progress Plan, expect to continue strengthening and modernizing our generation fleet and distribution networks to further improve reliability.

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

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our company and will continue to do so under the ESG Progress Plan. For example, we are making progress on our Advanced Metering Infrastructure program, replacing aging meter-reading equipment on both our network and customer property. An integrated system of smart meters, communication networks, and data management programs enables two-way communication between us and our customers. This program reduces the manual effort for disconnects and reconnects and enhances outage management capabilities.

WEC Energy Group continues to focus on integrating resources of its businesses and finding the best and most efficient processes while meeting all applicable legal and regulatory requirements.

Financial Discipline

A strong adherence to financial discipline is essential to meeting our earnings projections and maintaining a strong balance sheet, stable cash flows, and quality credit ratings.

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, and equipment, that are no longer strategic to operations, are not performing as intended, or have an unacceptable risk profile. See Note 2, Acquisitions, for information on our acquisition of a portion of a wind energy generation facility in Wisconsin.

Exceptional Customer Care

Our approach is driven by an intense focus on delivering exceptional customer care every day. We strive to provide the best value for our customers by demonstrating personal responsibility for results, leveraging our capabilities and expertise, and using creative solutions to meet or exceed our customers’ expectations.

A multiyear effort is driving a standardized, seamless approach to digital customer service across all of the WEC Energy Group companies. It has moved all utilities, including us, to a common platform for all customer-facing self-service options. Using common systems and processes reduces costs, provides greater flexibility and enhances the consistent delivery of exceptional service to customers.

Safety

Across the organization, we monitor the integrity of our networks and conduct comprehensive incident response planning to enhance the safety of our operations.

2020 Form 10-K	28	Wisconsin Public Service Corporation

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

RESULTS OF OPERATIONS

The following discussion and analysis of our Results of Operations includes comparisons of our results for the year ended December 31, 2020 with the year ended December 31, 2019. Effective December 31, 2020, we changed our measure of segment profitability from operating income to net income. As no significant items were reported in our other segment during the years ended December 31, 2019 and 2018, a similar discussion that compares our results for these years can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations in Part II of our 2019 Annual Report on Form 10-K.

Earnings

Our earnings for the year ended December 31, 2020 were $221.6 million, compared to $184.7 million for the year ended December 31, 2019. See below for additional information on the $36.9 million increase in earnings.

Non-GAAP Financial Measures

The discussion below addresses the contribution of our utility segment to net income. The discussion includes financial information prepared in accordance with GAAP, as well as electric margins and natural gas margins, which are not measures of financial performance under GAAP. Electric margin (electric revenues less fuel and purchased power costs) and natural gas margin (natural gas revenues less cost of natural gas sold) are non-GAAP financial measures because they exclude other operation and maintenance expense, depreciation and amortization, and property and revenue taxes.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the years ended December 31, 2020 and 2019 was $308.2 million and $267.6 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

2020 Form 10-K	29	Wisconsin Public Service Corporation

Utility Segment Contribution to Net Income

	Year Ended December 31
(in millions)	2020	2019	B (W)
Electric revenues	$1,137.0	$1,115.4	$21.6
Fuel and purchased power costs	318.9	366.0	47.1
Total electric margins	818.1	749.4	68.7

Natural gas revenues	270.1	296.5	(26.4)
Cost of natural gas sold	139.4	174.6	35.2
Total natural gas margins	130.7	121.9	8.8

Total electric and natural gas margins	948.8	871.3	77.5

Other operation and maintenance	426.3	396.2	(30.1)
Depreciation and amortization	174.3	166.2	(8.1)
Property and revenue taxes	40.0	41.3	1.3
Operating income	308.2	267.6	40.6

Other income, net	29.9	38.2	(8.3)
Interest expense	63.5	63.4	(0.1)
Income before income taxes	274.6	242.4	32.2

Income tax expense	54.2	58.7	4.5
Net income	$220.4	$183.7	$36.7

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2020	2019	B (W)
Operation and maintenance not included in line items below	$207.1	$196.9	$(10.2)
Transmission (1)	159.9	146.0	(13.9)
Regulatory amortizations and other pass through expenses (2)	37.6	32.4	(5.2)
Earnings sharing mechanism (3)	21.6	20.6	(1.0)
Other	0.1	0.3	0.2
Total other operation and maintenance	$426.3	$396.2	$(30.1)

(1)    Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During 2020 and 2019, $146.8 million and $140.0 million, respectively, of costs were billed to us by transmission providers.

(2)    Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)    See Note 23, Regulatory Environment, for more information about our earnings sharing mechanism.

2020 Form 10-K	30	Wisconsin Public Service Corporation

The following tables provide information on delivered volumes by customer class and weather statistics:

	Year Ended December 31
	MWh (in thousands)
Electric Sales Volumes	2020	2019	B (W)
Customer class
Residential	3,038.9	2,869.0	169.9
Small commercial and industrial	3,865.1	3,981.5	(116.4)
Large commercial and industrial	3,682.7	3,877.6	(194.9)
Other	26.9	27.2	(0.3)
Total retail	10,613.6	10,755.3	(141.7)
Wholesale	2,035.9	2,190.2	(154.3)
Resale	784.1	789.8	(5.7)
Total sales in MWh	13,433.6	13,735.3	(301.7)

	Year Ended December 31
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer class
Residential	247.6	269.2	(21.6)
Commercial and industrial	184.5	201.9	(17.4)
Total retail	432.1	471.1	(39.0)
Transport	437.9	434.9	3.0
Total sales in therms	870.0	906.0	(36.0)

	Year Ended December 31
	Degree Days
Weather (1)	2020	2019	B (W)
Heating (7,450 normal)	7,139	7,723	(7.6)%
Cooling (515 normal)	660	504	31.0%

(1)    Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

2020 Compared with 2019

Electric Utility Margins

Electric utility margins increased $68.7 million during 2020, compared with 2019. Electric utility margins were not impacted significantly by the COVID-19 pandemic, as fluctuations in sales volumes were offset between certain customer classes.

The significant factor impacting the higher electric utility margins was a $77.2 million net increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2020. This increase in margins includes an $11.1 million negative impact related to unprotected excess deferred taxes, which we agreed to return to customers and is offset in income taxes.

This increase in margins was partially offset by:

•A $4.7 million decrease in margins related to lower wholesale sales volumes, driven by lower sales to UMERC. UMERC's new natural gas-fired generating units in the Upper Peninsula of Michigan began commercial operation on March 31, 2019, at which time we stopped providing wholesale services to UMERC.

•A $2.2 million decrease in margins from other revenues, primarily related to lower revenues from third party use of our assets.

2020 Form 10-K	31	Wisconsin Public Service Corporation

Natural Gas Utility Margins

Natural gas utility margins increased $8.8 million during 2020, compared with 2019. The most significant factor impacting the higher natural gas utility margins was an $11.6 million increase related to the impact of our rate order approved by the PSCW, effective January 1, 2020. This increase in margins includes a $5.3 million negative impact related to unprotected excess deferred taxes, which we agreed to return to customers and is offset in income taxes.

This increase in margins was partially offset by a $4.0 million reduction in margins related to lower sales volumes, driven by warmer winter weather during 2020. As measured by heating degree days, 2020 was 7.6% warmer than 2019. Natural gas utility margins were not impacted significantly by the COVID-19 pandemic.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes).

Other operating expenses at the utility segment increased $36.9 million during 2020, compared with 2019. The significant factors impacting the increase in operating expenses were:

•A $28.9 million increase in other operation and maintenance expense related to our power plants, driven by changes to certain plant-related regulatory assets resulting from decisions included in our December 2019 Wisconsin rate order. See Note 23, Regulatory Environment, for more information on our Wisconsin rate order.

•A $13.9 million increase in transmission expense as approved in the PSCW's 2019 rate order, which was effective January 1, 2020. See the notes under the other operation and maintenance table above for more information.

•An $8.1 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $5.2 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

These increases in operating expenses were partially offset by:

•An $18.1 million decrease in electric and natural gas distribution expenses, driven by lower maintenance and storm restoration expense, as well as our focus on operating efficiency.

•A $6.5 million decrease in benefit costs, primarily due to lower deferred compensation costs, stock-based compensation, and medical costs.

Other Income, Net

Other income, net decreased $8.3 million during 2020, compared with 2019. The decrease was primarily driven by the impact from the 2019 deferral of costs that were offset in other income statement line items and had no impact on net income. Partially offsetting this decrease was higher AFUDC–Equity due to continued capital investment.

Income Tax Expense

Income tax expense decreased $4.5 million during 2020, compared with 2019. This decrease was primarily due to the 2020 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with our Wisconsin rate order approved by the PSCW, effective January 1, 2020. This item did not impact earnings as it was offset in operating income. Partially offsetting this decrease was the impact of higher pre-tax earnings. See Note 16, Income Taxes, and Note 23, Regulatory Environment, for more information.

2020 Form 10-K	32	Wisconsin Public Service Corporation

Other Segment Contribution to Net Income

	Year Ended December 31
(in millions)	2020	2019	B (W)
Net income	$1.2	$1.0	$0.2

LIQUIDITY AND CAPITAL RESOURCES

The following discussion and analysis of our Liquidity and Capital Resources includes comparisons of our cash flows for the year ended December 31, 2020 with the year ended December 31, 2019. For a similar discussion that compares our cash flows for the year ended December 31, 2019 with the year ended December 31, 2018, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in Part II of our 2019 Annual Report on Form 10-K.

Cash Flows

The following table summarizes our cash flows during the years ended December 31:

(in millions)	2020	2019	Change in 2020 Over 2019
Cash provided by (used in):
Operating activities	$453.4	$421.1	$32.3
Investing activities	(527.0)	(515.9)	(11.1)
Financing activities	74.0	88.2	(14.2)

Operating Activities

2020 Compared with 2019

Net cash provided by operating activities increased $32.3 million during 2020, compared with 2019, driven by a $97.6 million reduction in payments for natural gas for our customers and for fuel used at our plants during 2020, compared with 2019, due to lower natural gas prices. The average per-unit cost of natural gas decreased 13.3% during 2020, compared with 2019. Lower fuel costs were also driven by lower sales volumes related to warmer winter weather during 2020.

This increase in net cash provided by operating activities was partially offset by:

•A $46.3 million decrease in cash from higher payments for other operation and maintenance expenses primarily related to our power plants as well as higher payments to transmission providers.

•A $17.0 million decrease in cash related to lower cash received for income taxes during 2020, compared to 2019, due to plant related adjustments included in the 2019 federal tax return filed in 2020.

Investing Activities

2020 Compared with 2019

Net cash used in investing activities increased $11.1 million during 2020, compared with 2019, driven by an increase in cash paid for capital expenditures, which is discussed in more detail below.

Capital Expenditures

Capital expenditures for the years ended December 31 were as follows:

(in millions)	2020	2019	Change in 2020 Over 2019
Capital expenditures	$530.7	$517.8	$12.9

2020 Form 10-K	33	Wisconsin Public Service Corporation

2020 Compared with 2019

The increase in cash paid for capital expenditures during 2020, compared with 2019, was driven by an increase in payments for capital expenditures related to Badger Hollow I. This increase in cash paid for capital expenditures was offset by a decrease in cash paid for capital expenditures related to Two Creeks, upgrades to our electric distribution system, upgrades of automated meter reading devices, construction of the SMRP, and various other software projects during 2020, compared with 2019.

See Capital Resources and Requirements – Capital Requirements – Capital Expenditures and Significant Capital Projects below for more information.

Financing Activities

2020 Compared with 2019

Net cash provided by financing activities decreased $14.2 million during 2020, compared with 2019, driven by:

•A $300.0 million decrease in cash due to the issuance of long-term debt during 2019. There were no issuances of long-term debt in 2020.

•A $140.0 million decrease in cash related to higher dividends paid to our parent during 2020, compared with 2019, to balance our capital structure.

These decreases in net cash provided by financing activities were partially offset by:

•A $311.9 million increase in cash due to $119.0 million of net borrowings of commercial paper during 2020, compared with $192.9 million of net repayments of commercial paper during 2019.

•A $110.0 million increase in equity contributions received from our parent during 2020, compared with 2019, to balance our capital structure.

Significant Financing Activities

For more information on our financing activities, see Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt.

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

2020 Form 10-K	34	Wisconsin Public Service Corporation

At December 31, 2020, we were in compliance with all covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 14, Long-Term Debt, for more information.

Working Capital

As of December 31, 2020, our current liabilities exceeded our current assets by $504.9 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

If we are unable to successfully take actions to continue to manage any impact from the COVID-19 pandemic, the credit rating agencies could place our credit ratings on negative outlook or downgrade our credit ratings. Any such actions by credit rating agencies may make it more difficult and costly for us to issue future debt securities and certain other types of financing and could increase borrowing costs under our credit facility.

See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for additional information.

Capital Requirements

Contractual Obligations

We have the following contractual obligations and other commercial commitments as of December 31, 2020:

	Payments Due By Period (1)
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (2)	$2,806.2	$464.2	$104.5	$104.5	$2,133.0
Finance lease obligations (3)	89.3	1.0	2.0	2.0	84.3
Energy and transportation purchase obligations (4)	788.9	129.6	194.2	121.5	343.6
Purchase orders (5)	77.3	34.7	9.1	8.1	25.4
Pension and OPEB funding obligations (6)	4.6	1.6	3.0	—	—
Total contractual obligations	$3,766.3	$631.1	$312.8	$236.1	$2,586.3

(1)    The amounts included in the table are calculated using current market prices, forward curves, and other estimates.

(2)    Principal and interest payments on long-term debt (excluding finance lease obligations).

(3)    Finance lease obligations for land leases related to solar projects. See Note 15, Leases, for more information.

(4)    Energy and transportation purchase obligations under various contracts for the procurement of fuel, power, gas supply, and associated transportation related to utility operations.

(5)    Purchase obligations related to normal business operations, information technology, and other services. Also includes construction obligations related to Badger Hollow I.

2020 Form 10-K	35	Wisconsin Public Service Corporation

(6)    Obligations for pension and OPEB plans cannot reasonably be estimated beyond 2023.

The table above does not reflect estimated future payments related to the manufactured gas plant remediation liability of $88.3 million at December 31, 2020, as the amount and timing of payments are uncertain. We expect to incur costs annually to remediate these sites. See Note 21, Commitments and Contingencies, for more information about environmental liabilities.

AROs in the amount of $45.5 million are not included in the above table. Settlement of these liabilities cannot be determined with certainty, but we believe the majority of these liabilities will be settled in more than five years. See Note 9, Asset Retirement Obligations, for more information.

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

(in millions)
2021	$578.8
2022	537.6
2023	443.8
Total	$1,560.2

We continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers. We are also continuing work on the SMRP. This project involves modernizing parts of our electric distribution system, including burying or upgrading lines. The project focuses on constructing facilities to improve the reliability of electric service that we provide to our customers. In 2021, we expect to invest approximately $50 million on this project at which time it will be substantially complete.

WEC Energy Group is committed to investing in solar, wind, and battery storage. Below are examples of renewable projects that are proposed or currently underway.

•We have partnered with an unaffiliated utility to construct two utility-scale solar projects in Wisconsin. Two Creeks is located in Manitowoc County, Wisconsin, and Badger Hollow I is located in Iowa County, Wisconsin. We own 100 MW of Two Creeks, which achieved commercial operation in November 2020, and will own 100 MW of Badger Hollow I for a total of 200 MW. Commercial operation is targeted for the second quarter of 2021 for Badger Hollow I. Our share of the cost of both projects is estimated to be approximately $260 million.

•In February 2021, we, along with WE and an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Paris Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and features 200 MW of solar generation and 110 MW of battery storage. The joint applicants propose that we would acquire a 15% ownership, WE would acquire a 75% ownership interest, and the unaffiliated utility would acquire the remaining 10% ownership interest. If approved, our share of the cost of this project is estimated to be approximately $65 million with construction expected to begin in 2022 and completed by the end of 2023.

•In February 2021, we, along with WE, filed an application with the PSCW for approval to accelerate capital investments in two wind parks. Our share of the investment is expected to be approximately $69 million to repower major components of CCWP, which is expected to be completed by the end of 2022.

2020 Form 10-K	36	Wisconsin Public Service Corporation

See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for information on the impacts to our capital projects as a result of the COVID-19 pandemic.

Common Stock Matters

For information related to our common stock matters, see Note 11, Common Equity.

Investments in Outside Trusts

We use outside trusts to fund our pension and certain OPEB obligations. These trusts had investments of approximately $1.1 billion as of December 31, 2020. These trusts hold investments that are subject to the volatility of the stock market and interest rates. We contributed $0.7 million and $0.6 million to our pension and OPEB plans in 2020 and 2019, respectively. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates. For additional information, see Note 19, Employee Benefits.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. See Note 1(r), Guarantees, and Note 13, Short-Term Debt and Lines of Credit, for more information.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There is still considerable uncertainty regarding the extent and duration of the COVID-19 pandemic itself, as well as the measures currently in place to try to contain the virus, such as travel bans and restrictions, quarantines, limitations on business operations, and the timing of widespread availability of the vaccines. Although the shelter-in-place order that was in effect for Wisconsin has expired, other orders limiting the capacity of various businesses have been adopted at the state and local levels. In addition, similar or more restrictive orders could be adopted in the future depending on how the virus continues to spread and/or mutate. The effects of the COVID-19 pandemic and related government responses have significantly disrupted economic activity in our service territory. See Item 1A. Risk Factors for more information on our risks related to the COVID-19 pandemic.

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

Our overall liquidity position remains strong. As of December 31, 2020, we had $188.2 million available under our credit facility, providing sufficient backing for our commercial paper program.

Pensions and Other Benefits

Our pension and OPEB plans were well funded at December 31, 2020, with total plan assets exceeding total benefit obligations by $139.9 million. There has been significant volatility in global capital markets during the COVID-19 pandemic, although the market losses seen during the early stages of the pandemic in the first quarter of 2020 reversed course throughout the remainder of the year in response to government stimulus and relief efforts and the gradual reopening of businesses. During the year ended December 31, 2020, we recognized a $135.7 million increase in the value of long-term investments held in our pension and OPEB plan trusts as gains recognized during the last three quarters of 2020 more than offset first quarter losses.

2020 Form 10-K	37	Wisconsin Public Service Corporation

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

Allowance for Credit Losses

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. Risks identified that we do not believe are reflected in historical reserve percentages are assessed on a quarterly basis to determine whether further adjustments are required. Economic disruptions caused by the COVID-19 pandemic, including higher unemployment rates and the inability of some businesses to recover from the pandemic, could cause a higher percentage of accounts receivable to become uncollectible. Although impacts on our results of operations related to uncollectible receivable balances are mitigated by a regulatory mechanism and certain COVID-19 specific regulatory orders we have received, the increase in past due receivables we have experienced has resulted in higher working capital requirements. At December 31, 2020, accounts receivables, net of reserves for credit losses, that were greater than 90 days past due, totaled $12.6 million, a $4.5 million increase compared to December 31, 2019.

Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) and foregone revenues related to the COVID-19 pandemic. The additional protections provided by these COVID-19 specific regulatory orders are still being assessed and will be subject to prudency reviews. See Note 23, Regulatory Environment, for more information.

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

The timing of Badger Hollow I has been impacted by the COVID-19 pandemic. The parties agreed to delay the expected commercial operation date from December 2020 to the second quarter of 2021 so that initial staffing increases could be minimized in light of state mandated COVID-19 orders. We are not currently aware of any other major delays or changes related to our capital plan as a result of the COVID-19 pandemic, although we are continuing to monitor potential impacts on an ongoing basis.

Employee Safety

The health and safety of our employees during the COVID-19 pandemic is paramount and enables us to continue to provide critical services to our customers.

We are following CDC guidelines and have taken precautions with regard to employee hygiene and facility cleanliness, imposed travel limitations on our employees, provided additional employee benefits, and implemented remote work policies where appropriate. We have activated an incident management team and updated our pandemic continuity plan, which includes identifying critical work groups and ensuring safe harbor plans are in place. We have minimized the unnecessary risk of exposure to COVID-19 by implementing self-quarantine measures and have adopted additional precautionary measures for our critical work groups.

2020 Form 10-K	38	Wisconsin Public Service Corporation

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

Regulatory Environment

We have taken actions to ensure that essential utility services are available to our customers during the COVID-19 pandemic. In addition, the PSCW has issued written orders requiring certain actions by all public utilities in the state of Wisconsin. See Note 23, Regulatory Environment, for more information on these orders and the potential recovery of expenditures incurred as a result of the measures being taken.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our businesses and the environments in which those businesses operate. These risks, described in further detail below, include but are not limited to:

Regulatory Recovery

We account for our regulated operations in accordance with accounting guidance under the Regulated Operations Topic of the FASB ASC. Our rates are determined by the PSCW and the FERC. See Item 1. Business – D. Regulation for more information on our rates. See Note 23, Regulatory Environment, for additional information regarding recent rate proceedings and orders.

Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. We record regulatory assets pursuant to generic and/or specific orders issued by our regulators. Recovery of the deferred costs in future rates is subject to the review and approval by our regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of the deferred costs is not approved by our regulators, the costs would be charged to income in the current period. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities. As of December 31, 2020, our regulatory assets were $449.4 million, and our regulatory liabilities were $776.2 million.

Due to the Tax Legislation, we remeasured our deferred taxes and recorded a tax benefit of $442.2 million. We have been returning this tax benefit to ratepayers through bill credits and reductions to other regulatory assets, which we expect to continue. See Note 16, Income Taxes, and Note 23, Regulatory Environment, for more information.

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

2020 Form 10-K	39	Wisconsin Public Service Corporation

Due to the cold temperatures, wind, snow and ice throughout the central part of the country during February 2021, the cost of gas purchased for our natural gas utility customers was temporarily driven higher than our normal winter weather expectations. We have a regulatory mechanism in place for recovering all prudently incurred gas costs. In addition, we have adequate liquidity and access to capital markets to manage any short-term increase in working capital resulting from the lag in recovery. For information on our GCRM, see Note 1(d), Operating Revenues.

Weather

Our utility rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. The fixed charge included in our natural gas rates helps to mitigate the impacts of weather. A summary of actual weather information in our service territory during 2020 and 2019, as measured by degree days, may be found in Results of Operations.

Interest Rates

We are exposed to interest rate risk resulting from our short-term borrowings and projected near-term debt financing needs. We manage exposure to interest rate risk by limiting the amount of our variable rate obligations and continually monitoring the effects of market changes on interest rates. When it is advantageous to do so, we enter into long-term fixed rate debt.

Based on our variable rate debt outstanding at December 31, 2020 and December 31, 2019, a hypothetical increase in market interest rates of one percentage point would have increased annual interest expense by $2.1 million and $0.9 million in 2020 and 2019, respectively. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

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

The fair value of our trust fund assets and expected long-term returns were approximately:

(in millions)	As of December 31, 2020	Expected Return on Assets in 2021
Pension trust funds	$816.3	7.00%
OPEB trust funds	$288.3	7.00%

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

2020 Form 10-K	40	Wisconsin Public Service Corporation

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

We offer both natural gas transportation service and interruptible natural gas sales to enable customers to better manage their energy costs. Customers continue to switch between firm system supply, interruptible system supply, and transportation service each year as the economics and service options change. We offer natural gas transportation services to our customers that elect to purchase natural gas directly from a third-party supplier. Since these transportation customers continue to use our distribution systems to transport natural gas to their facilities, we earn distribution revenues from them. As such, the loss of revenue associated with the cost of natural gas that our transportation customers purchase from third-party suppliers has little impact on our net income, as it is substantially offset by an equal reduction to natural gas costs. We are currently unable to predict the impact, if any, of potential future industry restructuring on our results of operations or financial position.

Environmental Matters

See Note 21, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Critical Accounting Policies and Estimates

Preparation of financial statements and related disclosures in compliance with GAAP requires the application of appropriate technical accounting rules and guidance as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges, and anticipated recovery of costs. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions. In addition, the financial and operating environment may also have a significant effect, not only on the operation of our business, but on our results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies applied have not changed.

2020 Form 10-K	41	Wisconsin Public Service Corporation

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

Future recovery of regulatory assets, including the timeliness of recovery and our ability to earn a reasonable return, is not assured and is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness. Once approved, the regulatory assets and liabilities are amortized into earnings over the rate recovery or refund period. If recovery or refund of costs is not approved or is no longer considered probable, these regulatory assets or liabilities are recognized in current period earnings. Management regularly assesses whether these regulatory assets and liabilities are probable of future recovery or refund by considering factors such as changes in the regulatory environment, earnings from our electric and natural gas utility operations, and the status of any pending or potential deregulation legislation.

The application of the Regulated Operations Topic of the FASB ASC would be discontinued if all or a separable portion of our utility operations no longer met the criteria for application. Our regulatory assets and liabilities would be written off to income as an unusual or infrequently occurring item in the period in which discontinuation occurred. As of December 31, 2020, we had $449.4 million in regulatory assets and $776.2 million in regulatory liabilities. See Note 6, Regulatory Assets and Liabilities, for more information.

Goodwill

We completed our annual goodwill impairment test for our utility reporting unit as of July 1, 2020. No impairment was recorded as a result of this test. At July 1, 2020, our utility reporting unit had $36.4 million of goodwill. The fair value calculated in step one of the test was greater than its carrying value. The fair value of our reporting unit was calculated using a combination of the income approach and the market approach.

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

2020 Form 10-K	42	Wisconsin Public Service Corporation

See Note 10, Goodwill, for more information.

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

Pulliam Units 7 and 8 and the jointly-owned Edgewater 4 generating unit were retired during 2018. Effective with our rate order issued by the PSCW in December 2019, we received approval to collect a return of and on the entire net book value of the Pulliam units and the Edgewater 4 generating unit. See Note 6, Regulatory Assets and Liabilities, and Note 23, Regulatory Environment, for more information on our retired generating units, including various approvals we received from the FERC and the PSCW.

Pension and Other Postretirement Employee Benefits

The costs of providing non-contributory defined pension benefits and OPEB, described in Note 19, Employee Benefits, are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

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

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2020 Pension Cost
Discount rate	(0.5)	$66.0	$5.3
Discount rate	0.5	(55.7)	(4.7)
Rate of return on plan assets	(0.5)	N/A	3.5
Rate of return on plan assets	0.5	N/A	(3.5)

2020 Form 10-K	43	Wisconsin Public Service Corporation

The following table shows how a given change in certain actuarial assumptions would impact the accumulated OPEB obligation and the reported net periodic OPEB cost. Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2020 Postretirement Benefit Cost
Discount rate	(0.5)	$10.9	$1.0
Discount rate	0.5	(9.3)	(0.8)
Health care cost trend rate	(0.5)	(7.7)	(1.4)
Health care cost trend rate	0.5	9.0	1.6
Rate of return on plan assets	(0.5)	N/A	1.3
Rate of return on plan assets	0.5	N/A	(1.3)

The discount rates are selected based on hypothetical bond portfolios consisting of noncallable, high-quality corporate bonds across the full maturity spectrum. From the hypothetical bond portfolios, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plans' expected future benefit payments.

We establish our expected return on assets based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios. The assumed long-term rate of return on pension plan assets was 7.00% in 2020, and 7.25% in 2019 and 2018. The actual rate of return on pension plan assets, net of fees, was 14.63%, 22.22%, and (5.9)% in 2020, 2019, and 2018, respectively.

In selecting assumed health care cost trend rates, past performance and forecasts of health care costs are considered. For more information on health care cost trend rates and a table showing future payments that we expect to make for our pension and OPEB, see Note 19, Employee Benefits.

Unbilled Revenues

We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses, and applicable customer rates. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Total utility operating revenues during 2020 of approximately $1.4 billion included unbilled utility revenues of $63.7 million as of December 31, 2020.

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

2020 Form 10-K	44	Wisconsin Public Service Corporation

financial condition and results of operations. See Note 1(o), Income Taxes, and Note 16, Income Taxes, for a discussion of accounting for income taxes.

We expect our 2021 annual effective tax rate to be between 10.0% and 11.0%, which includes an estimated 14.5% effective tax rate benefit due to the amortization of unprotected excess deferred taxes in connection with our 2019 Wisconsin rate order. Excluding this estimated effective tax rate benefit, the expected 2021 range would be between 24.5% and 25.5%.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks, as well as Note 1(p), Fair Value Measurements, Note 1(q), Derivative Instruments, and Note 1(r), Guarantees, for information concerning potential market risks to which we are exposed.

2020 Form 10-K	45	Wisconsin Public Service Corporation

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Wisconsin Public Service Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wisconsin Public Service Corporation (the "Company") as of December 31, 2020 and 2019, the related statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Assets and Liabilities - Impact of rate regulation on financial statements — Refer to Notes 6 and 23 to the financial statements

Critical Audit Matter Description

The Company is subject to regulation by state and federal regulatory bodies (collectively the “Commissions”) which have jurisdiction with respect to the rates of electric and gas distribution. Management has determined the Company meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the Regulated Operations Topic of the Financial Accounting Standards Board’s Accounting Standard Codification.

2020 Form 10-K	46	Wisconsin Public Service Corporation

Rates are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on, and recovery of, the Company’s investment in the utility business. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. The Commissions’ regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Certain items that would otherwise be immediately recognized as revenues and expenses are deferred as regulatory assets and regulatory liabilities for future recovery or refund to customers, as authorized by the Company’s regulators. Future decisions of the Commissions will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates, and any refunds that may be required.

While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1) full recovery of the costs of providing utility service, (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment or (3) timely recovery of costs incurred. The Company had $449.4 million and $776.2 million of regulatory assets and liabilities, respectively, as of December 31, 2020.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Given that management’s accounting judgements can be based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions included the following procedures, among others:

•We tested the effectiveness of management’s controls over regulatory assets and liabilities, including management’s controls over the identification of costs recorded as regulatory assets and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates.

•We inquired of Company management and independently obtained and read: (1) relevant regulatory orders issued by the state and federal Commissions for the Company and other public utilities, (2) company filings, (3) filings made by intervenors and (4) other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. To assess completeness, we evaluated the information obtained and compared it to management’s recorded regulatory asset and liability balances.

•For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

•We obtained management’s analysis regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 25, 2021

We have served as the Company's auditor since 2002.

2020 Form 10-K	47	Wisconsin Public Service Corporation

B. INCOME STATEMENTS

Year Ended December 31
(in millions)	2020	2019	2018
Operating revenues	$1,407.1	$1,411.9	$1,498.5

Operating expenses
Cost of sales	458.3	540.6	602.0
Other operation and maintenance	426.3	396.2	448.0
Depreciation and amortization	174.3	166.2	141.9
Property and revenue taxes	40.0	41.3	40.2
Total operating expenses	1,098.9	1,144.3	1,232.1

Operating income	308.2	267.6	266.4

Other income, net	31.4	39.6	37.6
Interest expense	63.5	63.4	53.9
Other expense	(32.1)	(23.8)	(16.3)

Income before income taxes	276.1	243.8	250.1
Income tax expense	54.5	59.1	77.3
Net income	$221.6	$184.7	$172.8

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2020 Form 10-K	48	Wisconsin Public Service Corporation

C. BALANCE SHEETS

At December 31
(in millions, except share and per share amounts)	2020	2019
Assets
Current assets
Cash and cash equivalents	$2.7	$2.3
Accounts receivable and unbilled revenues, net of reserves of $18.3 and $4.2, respectively	190.8	210.0
Accounts receivable from related parties	27.6	38.7
Materials, supplies, and inventories	92.7	106.4
Prepaid taxes	39.0	63.4
Other	12.2	11.2
Current assets	365.0	432.0

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $1,750.7 and $1,672.1, respectively	4,885.9	4,544.5
Regulatory assets	449.4	437.9
Goodwill	36.4	36.4
Pension and OPEB assets	159.2	148.3
Other	38.0	42.5
Long-term assets	5,568.9	5,209.6
Total assets	$5,933.9	$5,641.6

Liabilities and Equity
Current liabilities
Short-term debt	$210.5	$91.5
Current portion of long-term debt	400.0	—
Accounts payable	129.6	176.9
Accounts payable to related parties	48.8	68.5
Accrued payroll and benefits	22.0	26.5
Other	59.0	55.7
Current liabilities	869.9	419.1

Long-term liabilities
Long-term debt	1,244.8	1,642.8
Deferred income taxes	682.7	654.6
Deferred ITCs	41.3	6.1
Regulatory liabilities	772.6	782.5
Environmental remediation liabilities	88.3	83.8
Pension and OPEB obligations	19.3	18.6
Other	98.3	94.3
Long-term liabilities	2,947.3	3,282.7

Commitments and contingencies (Note 21)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,436.4	1,221.1
Retained earnings	584.7	623.1
Common shareholder's equity	2,116.7	1,939.8
Total liabilities and equity	$5,933.9	$5,641.6

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2020 Form 10-K	49	Wisconsin Public Service Corporation

D. STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2020	2019	2018
Operating activities
Net income	$221.6	$184.7	$172.8
Reconciliation to cash provided by operating activities
Depreciation and amortization	174.3	166.2	141.9
Deferred income taxes and ITCs, net	40.4	125.2	20.6
Change in –
Accounts receivable and unbilled revenues, net	32.2	(8.1)	(28.5)
Materials, supplies, and inventories	13.7	(3.4)	4.3
Prepaid taxes	24.4	(22.0)	11.3
Other current assets	0.2	(4.0)	5.3
Accounts payable	(47.3)	22.3	77.6
Other current liabilities	(0.2)	0.7	11.9
Other, net	(5.9)	(40.5)	17.3
Net cash provided by operating activities	453.4	421.1	434.5

Investing activities
Capital expenditures	(530.7)	(517.8)	(444.3)
Proceeds from cash surrender value of life insurance	7.1	6.6	—
Acquisition of Forward Wind Energy Center	—	—	(77.1)
Payments for assets transferred from WBS	—	—	(30.0)
Other, net	(3.4)	(4.7)	(0.9)
Net cash used in investing activities	(527.0)	(515.9)	(552.3)

Financing activities
Retirement of long-term debt	—	—	(250.0)
Issuance of long-term debt	—	300.0	400.0
Change in short-term debt	119.0	(192.9)	(8.7)
Payment of dividends to parent	(260.0)	(120.0)	(140.0)
Equity contribution from parent	215.0	105.0	120.0
Other, net	—	(3.9)	(2.5)
Net cash provided by financing activities	74.0	88.2	118.8

Net change in cash and cash equivalents	0.4	(6.6)	1.0
Cash and cash equivalents at beginning of year	2.3	8.9	7.9
Cash and cash equivalents at end of year	$2.7	$2.3	$8.9

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2020 Form 10-K	50	Wisconsin Public Service Corporation

E. STATEMENTS OF EQUITY

(in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2017	$95.6	$996.1	$525.6	$1,617.3
Net income	—	—	172.8	172.8
Equity contribution from parent	—	120.0	—	120.0
Payment of dividends to parent	—	—	(140.0)	(140.0)
Other	—	(0.2)	—	(0.2)
Balance at December 31, 2018	$95.6	$1,115.9	$558.4	$1,769.9
Net income	—	—	184.7	184.7
Equity contribution from parent	—	105.0	—	105.0
Payment of dividends to parent	—	—	(120.0)	(120.0)
Other	—	0.2	—	0.2
Balance at December 31, 2019	$95.6	$1,221.1	$623.1	$1,939.8
Net income	—	—	221.6	221.6
Equity contribution from parent	—	215.0	—	215.0
Payment of dividends to parent	—	—	(260.0)	(260.0)
Other	—	0.3	—	0.3
Balance at December 31, 2020	$95.6	$1,436.4	$584.7	$2,116.7

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2020 Form 10-K	51	Wisconsin Public Service Corporation

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

The transaction price of the performance obligations for residential and commercial and industrial customers is valued using the rates, charges, terms, and conditions of service included in our tariffs, which have been approved by the PSCW. These rates often have a fixed component customer charge and a usage-based variable component charge. We recognize revenue for the fixed component customer charge monthly using a time-based output method. We recognize revenue for the usage-based variable component charge using an output method based on the quantity of electricity delivered each month. Our retail electric rates in Wisconsin include base amounts for fuel and purchased power costs, which also impact our revenues. The electric fuel rules set by the PSCW allow us to defer, for subsequent rate recovery or refund, under- or over-collections of actual fuel and purchased power costs beyond a 2% price variance from the costs included in the rates charged to customers. We monitor the deferral of under-collected costs to ensure that it does not cause us to earn a greater ROE than authorized by the PSCW. In addition, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. See Note 23, Regulatory Environment, for more information on how COVID-19 has affected our cost recovery mechanism.

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

2020 Form 10-K	52	Wisconsin Public Service Corporation

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

The transaction price of the performance obligations for wholesale customers is valued using the rates, charges, terms, and conditions of service, which have been approved by the FERC. These wholesale rates include recovery of fuel and purchased power costs from customers on a one-for-one basis. For the majority of our wholesale customers, the price billed for energy and capacity is a formula-based rate. Formula-based rates initially set a customer's current year rates based on the previous year’s expenses. This is a predetermined formula derived from the utility’s costs and a reasonable rate of return. Because these rates are eventually trued up to reflect actual, current-year costs, they represent a form of variable consideration in certain circumstances. The variable consideration is estimated and recognized over time as wholesale customers receive and consume the capacity and electricity services.

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

Our tariffs include various rate mechanisms that allow us to recover or refund changes in prudently incurred costs from rate case-approved amounts. Our rates include a one-for-one recovery mechanism for natural gas commodity costs. We defer any difference between actual natural gas costs incurred and costs recovered through rates as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year. In addition, our residential rates include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. See Note 23, Regulatory Environment, for more information on how COVID-19 has affected our cost recovery mechanism.

Consistent with the timing of when we recognize revenue, customer billings generally occur on a monthly basis, with payments typically due in full within 30 days.

2020 Form 10-K	53	Wisconsin Public Service Corporation

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

(e) Credit Losses—The following discussion includes our significant accounting policies related to credit losses. For additional required disclosures on credit losses, see Note 5, Credit Losses.

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

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at December 31, 2020.

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

We monitor our ongoing credit exposure through active review of counterparty accounts receivable balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. To the extent possible, we work with customers with past due balances to negotiate payment plans, but will disconnect customers for non-payment as allowed by the PSCW if necessary, and employ collection agencies and legal counsel to pursue recovery of defaulted receivables. For our larger customers, detailed credit review procedures may be performed in advance of any sales being made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers to mitigate credit risk. See Note 23, Regulatory Environment, for information on certain regulatory actions that were and/or are being taken for the purpose of ensuring that essential utility services are available to our customers during the COVID-19 pandemic.

(f) Materials, Supplies, and Inventories—Our inventory as of December 31 consisted of:

(in millions)	2020	2019
Materials and supplies	$45.8	$50.1
Fossil fuel	28.0	36.1
Natural gas in storage	18.9	20.2
Total	$92.7	$106.4

2020 Form 10-K	54	Wisconsin Public Service Corporation

Substantially all material and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

(g) Regulatory Assets and Liabilities—The economic effects of regulation can result in regulated companies recording costs and revenues that are allowed in the rate-making process in a period different from the period they would have been recognized by a nonregulated company. When this occurs, regulatory assets and regulatory liabilities are recorded on the balance sheet. Regulatory assets represent deferred costs probable of recovery from customers that would have otherwise been charged to expense. Regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or future costs already collected from customers in rates.

The recovery or refund of regulatory assets and liabilities is based on specific periods determined by our regulators or occurs over the normal operating period of the related assets and liabilities. If a previously recorded regulatory asset is no longer probable of recovery, the regulatory asset is reduced to the amount considered probable of recovery, and the reduction is charged to expense in the current period. See Note 6, Regulatory Assets and Liabilities, for more information.

(h) Property, Plant, and Equipment—We record property, plant, and equipment at cost. Cost includes material, labor, overhead, and both debt and equity components of AFUDC. Additions to and significant replacements of property are charged to property, plant, and equipment at cost; minor items are charged to other operation and maintenance expense. The cost of depreciable utility property less salvage value is charged to accumulated depreciation when property is retired.

We record straight-line depreciation expense over the estimated useful life of utility property using depreciation rates approved by the PSCW that include estimates for salvage value and removal costs. Annual utility composite depreciation rates were 2.63%, 2.44%, and 2.50% in 2020, 2019, and 2018, respectively.

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
See Note 7, Property, Plant, and Equipment, for more information.

(i) Allowance for Funds Used During Construction—AFUDC is included in utility plant accounts and represents the cost of borrowed funds (AFUDC – Debt) used during plant construction, and a return on shareholders' capital (AFUDC – Equity) used for construction purposes. AFUDC – Debt is recorded as a reduction of interest expense, and AFUDC – Equity is recorded in other income, net.

Approximately 50% of our retail jurisdictional CWIP expenditures are subject to the AFUDC calculation. Our average AFUDC retail rates were 7.55% for 2020, and 7.72% for 2019 and 2018. Our average AFUDC wholesale rates were 5.59%, 2.58%, and 1.96% for 2020, 2019, and 2018, respectively.

We recorded the following AFUDC for the years ended December 31:

(in millions)	2020	2019	2018
AFUDC – Debt	$4.6	$2.4	$1.9
AFUDC – Equity	11.8	5.7	4.6

(j) Asset Impairment—Goodwill is subject to an annual impairment test. Interim impairment tests are performed when impairment indicators are present. During the third quarter of each year, we perform an annual goodwill impairment test. The carrying amount of our goodwill is considered not recoverable if the carrying amount of our net assets exceeds our fair value. An impairment loss is recorded for the excess of the carrying amount of the goodwill over its implied fair value. See Note 10, Goodwill, for more information.

We periodically assess the recoverability of certain long-lived assets when factors indicate the carrying value of such assets may be impaired or such assets are planned to be sold. These assessments require significant assumptions and judgments by management. Long-lived assets that would be subject to an impairment assessment generally include any assets within regulated operations that

2020 Form 10-K	55	Wisconsin Public Service Corporation

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

When it becomes probable that a generating unit will be retired before the end of its useful life, we assess whether the generating unit meets the criteria for abandonment accounting. Generating units that are considered probable of abandonment are expected to cease operations in the near term, significantly before the end of their original estimated useful lives. If a generating unit meets the applicable criteria to be considered probable of abandonment, and the unit has been abandoned, we assess the likelihood of recovery of the remaining net book value of that generating unit at the end of each reporting period. If it becomes probable that regulators will disallow full recovery as well as a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss may be required. An impairment loss would be recorded if the remaining net book value of the generating unit is greater than the present value of the amount expected to be recovered from ratepayers, using an incremental borrowing rate. See Note 6, Regulatory Assets and Liabilities, for more information.

We periodically assess the recoverability of equity method investments when factors indicate the carrying amount of such assets may be impaired. Equity method investments are assessed for impairment by comparing the fair values of these investments to their carrying amounts if a fair value assessment was completed or by reviewing for the presence of impairment indicators. If an impairment exists, and it is determined to be other-than-temporary, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the investment's fair value.

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

(l) Emission Allowances—We account for emission allowances as inventory at average cost by vintage year. Charges to income result when allowances are used in operating our generation plants. These charges are included in the costs subject to the electric fuel rules. Gains on sales of allowances are returned to ratepayers. See Note 1(d), Operating Revenues, for more information on the electric fuel rules.

(m) Stock-Based Compensation—Our employees participate in the WEC Energy Group stock-based compensation plans. In accordance with the WEC Energy Group shareholder approved Omnibus Stock Incentive Plan, WEC Energy Group provides long-term incentives through its equity interests to its non-employee directors, officers, and other key employees. The plan provides for the granting of stock options, restricted stock, performance shares, and other stock-based awards. Awards may be paid in WEC Energy Group common stock, cash, or a combination thereof. The number of shares of WEC Energy Group common stock authorized for issuance under the plan was 34.3 million.

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

2020 Form 10-K	56	Wisconsin Public Service Corporation

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

WEC Energy Group stock options are classified as equity awards. The fair value of each stock option was calculated using a binomial option-pricing model. The following table shows the estimated weighted-average fair value per stock option granted to our employees along with the weighted-average assumptions used in the valuation models:

	2020	2019	2018
Stock options granted	22,042	21,638	21,265

Estimated weighted-average fair value per stock option	$10.82	$8.60	$7.68

Assumptions used to value the options:
Risk-free interest rate	1.6% – 1.9%	2.5% – 2.7%	1.6% – 2.5%
Dividend yield	3.0%	3.6%	3.5%
Expected volatility	16.0%	17.0%	18.0%
Expected life (years)	8.6	8.5	5.8

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

See Note 11, Common Equity, for more information on WEC Energy Group's stock-based compensation plans.

(n) Leases—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which revised the previous guidance (Topic 840) regarding accounting for leases. Revisions include requiring a lessee to recognize a lease asset and a lease liability on its balance sheet for each lease, including operating leases with an initial term greater than 12 months. In addition, required quantitative and qualitative disclosures related to lease agreements were expanded.

As required, we adopted Topic 842 effective January 1, 2019. We utilized the following practical expedients, which were available under ASU 2016-02, in our adoption of the new lease guidance.

•We did not reassess whether any expired or existing contracts were leases or contained leases.
•We did not reassess the lease classification for any expired or existing leases.
•We did not reassess the accounting for initial direct costs for any existing leases.

2020 Form 10-K	57	Wisconsin Public Service Corporation

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

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which is an amendment to ASU 2016-02. Land easements (also commonly referred to as rights of way) represent the right to use, access or cross another entity's land for a specified purpose. This guidance permits an entity to elect a transitional practical expedient, to be applied consistently, to not evaluate under Topic 842 land easements that were already in existence or had expired at the time of the entity's adoption of Topic 842. Once Topic 842 is adopted, an entity is required to apply Topic 842 prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. We elected this practical expedient, resulting in none of our land easements being treated as leases upon our adoption of Topic 842.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASU 2016-02 and allows entities the option to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if required. We used the optional transition method to apply this guidance as of January 1, 2019, rather than as of the earliest period presented. We documented our technical accounting issues, implemented required changes to internal controls and processes, and identified no significant operating or finance leases as a result of our implementation of the lease guidance. As a result, the adoption of Topic 842 did not result in us recording any right of use assets or related lease liabilities related to operating leases, and we had no finance leases upon adoption.

Significant Judgments and Other Information

We are currently party to several easement agreements that allow us access to land we do not own for the purpose of constructing and maintaining certain electric power and natural gas equipment. The majority of payments we make related to easements relate to our wind parks. We have not classified our easements as leases because we view the entire parcel of land specified in our easement agreements to be the identified asset, not just that portion of the parcel that contains our easement. As such, we have concluded that we do not control the use of an identified asset related to our easement agreements, nor do we obtain substantially all of the economic benefits associated with these shared-use assets.

As of February 25, 2021, we have not entered into any material leases that have not yet commenced.

See Note 15, Leases, for more information.

(o) Income Taxes—We follow the liability method in accounting for income taxes. Accounting guidance for income taxes requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in our financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. We are required to assess the likelihood that our deferred tax assets would expire before being realized. If we conclude that certain deferred tax assets are likely to expire before being realized, a valuation allowance would be established against those assets. GAAP requires that, if we conclude in a future period that it is more likely than not that some or all of the deferred tax assets would be realized before expiration, we reverse the related valuation allowance in that period. Any change to the allowance, as a result of a change in judgment about the realization of deferred tax assets, is reported in income tax expense.

ITCs associated with regulated operations are deferred and amortized over the life of the assets. We are included in WEC Energy Group's consolidated federal and state income tax returns. In accordance with our tax allocation agreement with WEC Energy Group, we are allocated income tax payments and refunds based upon our separate tax computation. See Note 16, Income Taxes, for more information.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense in our income statements.

(p) Fair Value Measurements—Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

2020 Form 10-K	58	Wisconsin Public Service Corporation

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

(r) Guarantees—We follow the guidance of the Guarantees Topic of the FASB ASC, which requires, under certain circumstances, that the guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at its inception. As of December 31, 2020, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that extended credit to us which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

(s) Employee Benefits—The costs of pension and OPEB are expensed over the periods during which employees render service. These costs are distributed among WEC Energy Group's subsidiaries based on current employment status and actuarial calculations,

2020 Form 10-K	59	Wisconsin Public Service Corporation

as applicable. Our regulators allow recovery in rates for our net periodic benefit cost calculated under GAAP. See Note 19, Employee Benefits, for more information.

(t) Customer Deposits and Credit Balances—When utility customers apply for new service, they may be required to provide a deposit for the service. Customer deposits are recorded within other current liabilities on our balance sheets.

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

(u) Environmental Remediation Costs—We are subject to federal and state environmental laws and regulations that in the future may require us to pay for environmental remediation at sites where we have been, or may be, identified as a potentially responsible party. Loss contingencies may exist for the remediation of hazardous substances at various potential sites, including coal combustion residual landfills and manufactured gas plant sites. See Note 9, Asset Retirement Obligations, for more information regarding coal combustion residual landfills and Note 21, Commitments and Contingencies, for more information regarding manufactured gas plant sites.

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

We review our estimated costs of remediation annually for our manufactured gas plant sites and coal combustion residual landfills. We adjust the liabilities and related regulatory assets, as appropriate, to reflect the new cost estimates. Any material changes in cost estimates are adjusted throughout the year.

(v) Customer Concentrations of Credit Risk—The geographic concentration of our customers did not contribute significantly to our overall exposure to credit risk. We periodically review customers' credit ratings, financial statements, and historical payment performance and require them to provide collateral or other security as needed. Our credit risk exposure is mitigated by our recovery mechanisms for uncollectible expense discussed in Note 1(d), Operating Revenues. As a result, we did not have any significant concentrations of credit risk at December 31, 2020. In addition, there were no customers that accounted for more than 10% of our revenues for the year ended December 31, 2020.

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

Acquisition of a Wind Generation Facility in Wisconsin

In April 2018, we, along with two unaffiliated utilities, completed the purchase of Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 138 MW. The aggregate purchase price was $172.9 million of which our proportionate share was 44.6%, or $77.1 million. In addition, we incurred $1.9 million of transactions costs that were recorded as a regulatory asset. Since 2008 and up until the acquisition, we purchased 44.6% of the facility’s energy output under a PPA. This acquisition was accounted for as an asset acquisition.

2020 Form 10-K	60	Wisconsin Public Service Corporation

The table below shows the allocation of the purchase price to the assets acquired at the date of the acquisition, which are included in rate base.

(in millions)
Current assets	$0.2
Net property, plant, and equipment	76.9
Total purchase price	$77.1

Under a joint ownership agreement with the two other utilities, we are entitled to our share of generating capability and output of the facility equal to our ownership interest. We are also paying our ownership share of additional capital expenditures and operating expenses. See Note 8, Jointly Owned Utility Facilities, for more information.

NOTE 3—RELATED PARTIES

We routinely enter into transactions with related parties, including WEC Energy Group, its other subsidiaries, ATC, and other affiliated entities.

We provide and receive services, property, and other items of value to and from our ultimate parent, WEC Energy Group, and other subsidiaries of WEC Energy Group pursuant to an AIA that became effective in 2017. The AIA was approved by the appropriate regulators, including the PSCW. In accordance with the AIA, WBS provides several categories of services to us (including financial, human resource, and administrative services).

We provide services to WRPC under an operating agreement approved by the PSCW. We are also under a service agreement with WRPC where we are billed for services provided by WRPC. Services are billed to and from WRPC under these agreements at a fully allocated cost.

We pay ATC for transmission and other related services it provides. In addition, we provide a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. Services are billed to and from ATC under agreements approved by the PSCW, at each of our fully allocated costs. We are also required to initially fund the construction of transmission infrastructure upgrades needed for new generation projects. ATC owns these transmission assets and reimburses us for these costs when the new generation is placed in service.

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	December 31, 2020	December 31, 2019
Accounts receivable
Service provided to ATC	$2.4	$1.9
Amounts due from ATC for transmission infrastructure upgrades (1)	3.0	2.8
Accounts payable
Services received from ATC	9.0	9.1

(1)    The transmission infrastructure upgrades were related to the construction of our two new solar projects, Badger Hollow I and Two Creeks. Amounts due related to Two Creeks were largely reimbursed by ATC in December 2020 as the new generation was placed in service.

2020 Form 10-K	61	Wisconsin Public Service Corporation

The following table shows activity associated with our related party transactions for the years ended December 31:

(in millions)	2020	2019	2018
Transactions with WE
Natural gas related sales to WE (1)	$1.5	$2.0	$1.9
Charges to WE for services and other items (2)	8.3	9.3	10.9
Charges from WE for services and other items (2)	12.5	13.2	17.8
Transactions with UMERC
Electric sales to UMERC (3)	—	4.5	15.8
Natural gas related sales to UMERC (1)	2.0	2.8	2.7
Charges to UMERC for services and other items (2)	4.4	4.2	2.9
Transactions with Bluewater
Storage service fees	10.6	11.2	4.7
Natural gas related sales to Bluewater (1)	1.9	1.1	—
Transactions with WBS
Charges to WBS for services and other items (2)	22.2	32.5	17.0
Charges from WBS for services and other items (2)	69.0	87.0	111.0	(5)
Transactions related to ATC
Charges to ATC for services and construction	11.9	11.0	7.9
Charges from ATC for network transmission services	107.4	107.8	106.1
Net refund from ATC related to FERC ROE orders	3.3	—	—
Refund from ATC related to a FERC audit	—	—	6.6
Transactions with WRPC
Rental payments to WRPC (4)	1.9	1.9	1.3
Charges from WRPC for services	2.6	2.5	2.4
Charges to WRPC for operations	1.2	0.8	1.2

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

(4)    We have an agreement with WRPC whereby we receive 50% of the energy generated from its hydroelectric power generation facilities.

(5)    Includes $30.0 million for the transfer of certain software assets from WBS.

2020 Form 10-K	62	Wisconsin Public Service Corporation

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

	Wisconsin Public Service Corporation
	Year Ended December 31
(in millions)	2020	2019	2018
Electric utility	$1,136.9	$1,114.1	$1,192.2
Natural gas utility	269.5	295.5	305.5
Total revenues from contracts with customers	1,406.4	1,409.6	1,497.7
Other operating revenues	0.7	2.3	0.8
Total operating revenues	$1,407.1	$1,411.9	$1,498.5

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
	Year Ended December 31
(in millions)	2020	2019	2018
Residential	$420.0	$369.4	$381.5
Small commercial and industrial	353.6	355.9	371.4
Large commercial and industrial	220.0	223.3	238.8
Other	8.4	8.4	8.5
Total retail revenues	1,002.0	957.0	1,000.2
Wholesale	95.1	105.8	142.3
Resale	19.6	28.7	38.5
Other utility revenues	20.2	22.6	11.2
Total electric utility operating revenues	$1,136.9	$1,114.1	$1,192.2

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Natural Gas Utility Operating Revenues
	Year Ended December 31
(in millions)	2020	2019	2018
Residential	$156.4	$178.4	$177.7
Commercial and industrial	83.9	105.9	107.6
Total retail revenues	240.3	284.3	285.3
Transport	19.6	17.1	19.7
Other utility revenues (1)	9.6	(5.9)	0.5
Total natural gas utility operating revenues	$269.5	$295.5	$305.5

(1)    Includes amounts collected from (refunded to) customers for purchased gas adjustment costs.

2020 Form 10-K	63	Wisconsin Public Service Corporation

Other Operating Revenues

Other operating revenues consist of the following:

	Year Ended December 31
(in millions)	2020	2019	2018
Late payment charges (1)	$2.0	$3.2	$2.9
Rental revenues	0.1	0.2	0.2
Alternative revenues (2)	(1.4)	(1.1)	(2.3)
Total other operating revenues	$0.7	$2.3	$0.8

(1)    The reduction in late payment charges is a result of a regulatory order from the PSCW in response to the COVID-19 pandemic, which includes the suspension of late payment charges during a designated time period. See Note 23, Regulatory Environment, for more information.

(2)    Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to customers subject to wholesale true-ups, as discussed in Note 1(d), Operating Revenues.

NOTE 5—CREDIT LOSSES

The table below shows our gross third-party receivable balances and related allowance for credit losses at December 31, 2020.

(in millions)
Accounts receivable and unbilled revenues	$209.1
Allowance for credit losses	18.3
Accounts receivable and unbilled revenues, net (1)	$190.8

Total accounts receivable, net – past due greater than 90 days (1)	$12.6
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	94.4%

(1)    Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at December 31, 2020, $84.0 million, or 44.0%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) incurred as a result of the COVID-19 pandemic. The additional protections related to our December 31, 2020 accounts receivable and unbilled revenue balances provided by these orders are subject to prudency reviews and are still being assessed. They are not reflected in the percentage in the above table or this note. See Note 23, Regulatory Environment, for more information.

A rollforward of the allowance for credit losses for the year ended December 31, 2020, is included below:

(in millions)
Balance at December 31, 2019	$4.2
Provision for credit losses	8.2
Provision for credit losses deferred for future recovery or refund	9.7
Write-offs charged against the allowance	(8.1)
Recoveries of amounts previously written off	4.3
Balance at December 31, 2020	$18.3

The increase in the allowance for credit losses at December 31, 2020, compared to December 31, 2019, was driven by higher past due accounts receivable balances, primarily related to our residential customers. This increase in accounts receivable balances in arrears was driven by economic disruptions caused by the COVID-19 pandemic, including higher unemployment rates. Also, as a result of the COVID-19 pandemic and related regulatory orders we have received, we were unable to disconnect any of our customers during the year ended December 31, 2020. See Note 23, Regulatory Environment, for more information.

2020 Form 10-K	64	Wisconsin Public Service Corporation

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets were reflected on our balance sheets as of December 31:

(in millions)	2020	2019	See Note
Regulatory assets (1) (2)
Pension and OPEB costs (3)	$161.4	$151.8	19
Environmental remediation costs (4)	116.1	113.5	21
Plant retirements	58.5	55.3
Income tax related items	46.7	38.9	16
ReACT™	18.2	20.8	23
AROs	13.1	8.4	9
Uncollectible expense	12.5	4.2	5
Forward Wind Energy Center (5)	10.3	17.9
Other, net	12.6	27.1
Total regulatory assets	$449.4	$437.9

(1)    Based on prior and current rate treatment, we believe it is probable that we will continue to recover from customers the regulatory assets in this table. In accordance with GAAP, our regulatory assets do not include the allowance for ROE that is capitalized for regulatory purposes. This allowance was $16.6 million and $20.8 million at December 31, 2020 and 2019, respectively.

(2)    As of December 31, 2020, we had $39.7 million of regulatory assets not earning a return. The regulatory assets not earning a return primarily relate to certain environmental remediation costs and our electric real-time market pricing program. The other regulatory assets in the table either earn a return at our weighted average cost of capital or the cash has not yet been expended, in which case the regulatory assets are offset by liabilities.

(3)    Primarily represents the unrecognized future pension and OPEB costs related to our defined benefit pension and OPEB plans. We are authorized recovery of these regulatory assets over the average remaining service life of each plan.

(4)    As of December 31, 2020, we had made cash expenditures of $27.8 million related to these environmental remediation costs. The remaining $88.3 million represents our estimated future cash expenditures.

(5)    In April 2018, we, along with two unaffiliated utilities, purchased the Forward Wind Energy Center. Based on an order from the PSCW, we were allowed to defer as a regulatory asset the incremental non-fuel costs associated with the purchase, ownership, and operation of the Forward Wind Energy Center. In the rate order we received from the PSCW in December 2019, we were authorized recovery of this regulatory asset over a period of two years that began on January 1, 2020. See Note 2, Acquisitions, for more information on the acquisition of the Forward Wind Energy Center.

2020 Form 10-K	65	Wisconsin Public Service Corporation

The following regulatory liabilities were reflected on our balance sheets as of December 31:

(in millions)	2020	2019	See Note
Regulatory liabilities
Income tax related items	$397.0	$416.7	16
Removal costs (1)	193.7	201.8
Pension and OPEB benefits (2)	115.9	100.5	19
Earnings sharing mechanism	36.8	42.0	23
Electric transmission costs (3)	16.8	3.7
Energy costs refundable through rate adjustments	9.7	20.0	1(d)
Other, net	6.3	11.5
Total regulatory liabilities	$776.2	$796.2

Balance sheet presentation
Other current liabilities	$3.6	$13.7
Regulatory liabilities	772.6	782.5
Total regulatory liabilities	$776.2	$796.2

(1)    Represents amounts collected from customers to cover the future cost of property, plant, and equipment removals that are not legally required. Legal obligations related to the removal of property, plant, and equipment are recorded as AROs. See Note 9, Asset Retirement Obligations, for more information on our legal obligations.

(2)     Primarily represents the unrecognized future pension and OPEB benefits related to our defined benefit pension and OPEB plans. We will amortize these regulatory liabilities into net periodic benefit cost over the average remaining service life of each plan.

(3)    In accordance with the PSCW's approval of escrow accounting for our ATC and MISO network transmission expenses, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

Pulliam Power Plant

In connection with a MISO ruling, we retired Pulliam Units 7 and 8 on October 21, 2018. The net book value of the Pulliam units was $42.6 million at December 31, 2020, representing book value less cost of removal and accumulated depreciation. This amount was classified as a regulatory asset on our balance sheets as a result of the retirement of the plant. Effective with our rate order issued by the PSCW in December 2019, we received approval to collect a return of and on the entire net book value of the Pulliam units, and as a result, will continue to amortize this regulatory asset on a straight-line basis through 2031, using the composite depreciation rates approved by the PSCW before these generating units were retired. Amortization is included in depreciation and amortization in the income statement. We have FERC approval to continue to collect the net book value of the Pulliam power plant using the approved composite depreciation rates, in addition to a return on the remaining net book value. FERC has completed its prudency review of Pulliam, concluding that the retirement of this plant was prudent.

Edgewater Unit 4

The Edgewater 4 generating unit was retired on September 28, 2018. The net book value of the generating unit was $4.7 million at December 31, 2020, representing book value less cost of removal and accumulated depreciation. This amount was classified as a regulatory asset on our balance sheets as a result of the retirement of the plant. Effective with our rate order issued by the PSCW in December 2019, we received approval to collect a return of and on the entire net book value of the Edgewater 4 generating unit, and as a result, will continue to amortize this regulatory asset on a straight-line basis through 2026, using the composite depreciation rates approved by the PSCW before this generating unit was retired. Amortization is included in depreciation and amortization in the income statement. We have FERC approval to continue to collect the net book value of the Edgewater 4 generating unit using the approved composite depreciation rates, in addition to a return on the remaining net book value. FERC has completed its prudency review of Edgewater 4, concluding that the retirement of this plant was prudent.

2020 Form 10-K	66	Wisconsin Public Service Corporation

Severance Liability for Plant Retirements

In December 2017, a severance liability of $3.6 million was recorded in other current liabilities on our balance sheets related to these plant retirements. The severance liability was reduced to zero in 2019. Activity related to this severance liability for the years ended December 31 was as follows:

(in millions)	2019	2018
Severance liability at January 1	$2.8	$3.6
Severance payments	(1.5)	(0.8)
Other	(1.3)	—
Total severance liability at December 31	$—	$2.8

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following utility and non-utility assets at December 31:

(in millions)	2020	2019
Electric – generation	$2,981.5	$2,840.0
Electric – distribution	1,921.2	1,738.3
Natural gas – distribution, storage, and transmission	1,064.1	995.2
Other	434.8	393.4
Less: Accumulated depreciation	1,750.7	1,672.1
Net	4,650.9	4,294.8
CWIP	235.0	249.7
Total property, plant, and equipment	$4,885.9	$4,544.5

NOTE 8—JOINTLY OWNED UTILITY FACILITIES

We hold a joint ownership interest in certain electric generating facilities. We are entitled to our share of generating capability and output of each facility equal to our respective ownership interest. We pay our ownership share of additional construction costs, fuel inventory purchases, and operating expenses, unless specific agreements have been executed to limit our maximum exposure to additional costs. We record our proportionate share of significant jointly owned electric generating facilities as property, plant, and equipment on the balance sheets.

Information related to jointly owned utility facilities at December 31, 2020 was as follows:

(in millions, except for percentages and MW)	Weston Unit 4	Columbia Energy Center Units 1 and 2	Forward Wind Energy Center	Two Creeks (2)
Ownership	70.0%	27.5%	44.6%	66.7%
Share of capacity (MW) (1)	385.0	311.1	61.5	100.0
In-service date	2008	1975 and 1978	2008	2020
Property, plant, and equipment	$613.5	$422.3	$118.9	$136.0
Accumulated depreciation	$(218.6)	$(145.5)	$(49.6)	$(0.7)
CWIP	$3.8	$2.3	$—	$—

(1)    Capacity for Weston Unit 4 and Columbia Energy Center Units 1 and 2 is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2021 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand. Capacity for Forward Wind Energy Center is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds. Capacity for Two Creeks is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(2)    Commercial operation was achieved in November 2020 for Two Creeks.

2020 Form 10-K	67	Wisconsin Public Service Corporation

We have partnered with an unaffiliated utility to construct a solar project, Badger Hollow I, that will be located in Iowa County, Wisconsin. Once constructed, we will own 66.7%, or 100 MW, of Badger Hollow I. Commercial operation is targeted for the second quarter of 2021. The CWIP balance for Badger Hollow I as of December 31, 2020 was $115.3 million.

Our proportionate share of direct expenses for the joint operation of these plants is recorded in operating expenses in the income statements. We have supplied our own financing for all jointly owned projects.

NOTE 9—ASSET RETIREMENT OBLIGATIONS

We have recorded AROs primarily for asbestos abatement at certain generation facilities, office buildings, and service centers; the dismantling of wind generation projects; the dismantling of solar generation projects; the disposal of polychlorinated biphenyls-contaminated transformers; and the closure of coal combustion residual landfills at certain generation facilities. We establish regulatory assets and liabilities to record the differences between ongoing expense recognition under the ARO accounting rules and the rate-making practices for retirement costs authorized by the PSCW.

On our balance sheets, AROs are recorded within other long-term liabilities. The following table shows changes to our AROs during the years ended December 31:

(in millions)	2020		2019		2018
Balance as of January 1	$41.5		$50.8		$34.1
Accretion	1.8		2.5		1.8
Additions and revisions to estimated cash flows	8.2	(1)	(3.7)		16.6	(4)
Liabilities settled	(6.0)	(2)	(8.1)	(3)	(1.7)
Balance as of December 31	$45.5		$41.5		$50.8

(1)    This increase in AROs during 2020 was primarily due to the legal requirement to dismantle, at retirement, the Two Creeks solar generation project.

(2)    AROs decreased $3.8 million in 2020, due to the settlement of AROs for the abatement of asbestos at our generation facilities. Also in 2020, AROs decreased $2.2 million, due to the settlement of AROs for the closure of coal combustion residual landfills at certain generation facilities.

(3)    AROs decreased $8.1 million in 2019, primarily due to the settlement of AROs for the abatement of asbestos at our generation facilities.

(4)    AROs increased $10.7 million in 2018, primarily due to revisions made to estimated cash flows for the abatement of asbestos at our Pulliam power plant. A $5.6 million ARO was also recorded during 2018 for the legal requirement to dismantle, at retirement, the wind generation project known as Forward Wind Energy Center. See Note 2, Acquisitions, for more information on Forward Wind Energy Center.

NOTE 10—GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the years ended December 31, 2020 and 2019.

In the third quarter of 2020, we completed our annual goodwill impairment test, and no impairment resulted from this test.

NOTE 11—COMMON EQUITY

Stock-Based Compensation

The following table summarizes our pre-tax stock-based compensation expense, including amounts allocated from WBS, and the related tax benefit recognized in income for the years ended December 31:

(in millions)	2020	2019	2018
Stock options	$1.0	$0.8	$0.9
Restricted stock	1.2	1.2	1.7
Performance units	4.1	7.4	3.6
Stock-based compensation expense	$6.3	$9.4	$6.2
Related tax benefit	$1.7	$2.6	$1.7

2020 Form 10-K	68	Wisconsin Public Service Corporation

Stock-based compensation costs capitalized during 2020, 2019, and 2018 were not significant.

Stock Options

The following is a summary of our employees' WEC Energy Group stock option activity during 2020:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2020	72,698	$63.41
Granted	22,042	$91.49
Exercised	(25,595)	$58.97
Outstanding as of December 31, 2020	69,145	$74.01	7.8	$1.2
Exercisable as of December 31, 2020	10,987	$66.20	6.8	$0.3

The aggregate intrinsic value of outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they exercised all of their options on December 31, 2020. This is calculated as the difference between WEC Energy Group's closing stock price on December 31, 2020, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was $0.9 million and $0.5 million, respectively. Cash received by WEC Energy Group from exercises of its options by our employees was $1.5 million and $1.1 million during the years ended December 31, 2020 and 2019, respectively. The actual tax benefit from option exercises for the same periods was approximately $0.3 million and $0.1 million, respectively. No WEC Energy Group stock options held by our employees were exercised during the year ended December 31, 2018.

As of December 31, 2020, we expected to recognize approximately $0.4 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group stock options over the next 1.8 years on a weighted-average basis.

During the first quarter of 2021, the Compensation Committee awarded 18,021 non-qualified WEC Energy Group stock options with an exercise price of $91.06 and a weighted-average grant date fair value of $13.20 per option to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

Restricted Shares

The following is a summary of our employees' WEC Energy Group restricted stock activity during 2020:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of January 1, 2020	3,894	$65.24
Granted	1,622	$91.49
Released	(1,993)	$63.46
Forfeited	(341)	$78.02
Outstanding and unvested as of December 31, 2020	3,182	$78.37

The intrinsic value of WEC Energy Group restricted stock held by our employees that was released was $0.2 million, $0.4 million, and $0.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. The actual tax benefit from released restricted shares for the same years was $0.1 million each year.

As of December 31, 2020, we expected to recognize approximately $0.5 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group restricted stock over the next 1.8 years on a weighted-average basis.

During the first quarter of 2021, the Compensation Committee awarded 1,254 WEC Energy Group restricted shares to our officers and other key employees under its normal schedule of awarding long-term incentive compensation. The grant date fair value of these awards was $91.06 per share.

2020 Form 10-K	69	Wisconsin Public Service Corporation

Performance Units

During 2020, 2019, and 2018, the Compensation Committee awarded 7,017; 8,178; and 8,500 WEC Energy Group performance units, respectively, to our officers and other key employees under the WEC Energy Group Performance Unit Plan.

Performance units with an intrinsic value of $1.8 million and $0.8 million were settled during 2020 and 2019, respectively. The actual tax benefit from the distribution of performance units was approximately $0.4 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020, our employees held 22,473 WEC Energy Group performance units, including dividend equivalents. A liability of $2.2 million was recorded on our balance sheet at December 31, 2020 related to these outstanding units. As of December 31, 2020, we expected to recognize approximately $3.1 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group performance units over the next 1.6 years on a weighted-average basis.

During the first quarter of 2021, performance units held by our employees with an intrinsic value of $1.2 million were settled. The actual tax benefit from the distribution of these awards was $0.2 million. In January 2021, the Compensation Committee also awarded 5,437 WEC Energy Group performance units to our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

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

See Note 13, Short-Term Debt and Lines of Credit, for a discussion of certain financial covenants related to our short-term debt obligations.

As of December 31, 2020, our restricted retained earnings totaled approximately $562 million.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 12—PREFERRED STOCK

We have 1,000,000 shares of preferred stock with a $100 par value authorized for issuance, of which none were issued and outstanding at December 31, 2020 and 2019.

NOTE 13—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates as of December 31:

(in millions, except percentages)	2020	2019
Commercial paper
Amount outstanding at December 31	$210.5	$91.5
Average interest rate on amounts outstanding at December 31	0.18%	1.91%

Our average amount of commercial paper borrowings based on daily outstanding balances during 2020 was $75.3 million, with a weighted-average interest rate during the period of 0.57%.

2020 Form 10-K	70	Wisconsin Public Service Corporation

We have entered into a bank back-up credit facility to maintain short-term credit liquidity which, among other terms, requires us to maintain, subject to certain exclusions, a total funded debt to capitalization ratio of 65% or less. As of December 31, 2020, we were in compliance with this ratio.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including remaining available capacity under this facility as of December 31:

(in millions)	Maturity	2020
Revolving credit facility	October 2022	$400.0

Less:
Letters of credit issued inside credit facility		1.3
Commercial paper outstanding		210.5
Available capacity under existing agreement		$188.2

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

NOTE 14—LONG-TERM DEBT

The following table is a summary of our long-term debt outstanding (excluding finance leases) as of December 31:

(in millions)	Interest Rate	Year Due	2020	2019
Senior Notes (unsecured)	3.35%	2021	400.0	400.0
	6.08%	2028	50.0	50.0
	5.55%	2036	125.0	125.0
	3.671%	2042	300.0	300.0
	4.752%	2044	450.0	450.0
	3.30%	2049	300.0	300.0
Total			1,625.0	1,625.0
Unamortized debt issuance costs			(10.7)	(12.0)
Unamortized discount, net			(0.8)	(0.9)
Total long-term debt, including current portion (1)			1,613.5	1,612.1
Current portion of long-term debt			(400.0)	—
Total long-term debt			1,213.5	1,612.1

(1)    The amount of long-term debt on our balance sheet includes finance lease obligations of $31.3 million and $30.7 million at December 31, 2020 and December 31, 2019, respectively.

We amortize debt premiums, discounts, and debt issuance costs over the life of the debt using the straight-line method and we include the costs in interest expense.

The following table shows the future maturities of our long-term debt outstanding (excluding obligations under finance leases) as of December 31, 2020:

(in millions)	Payments
2021	$400.0
2022	—
2023	—
2024	—
2025	—
Thereafter	1,225.0
Total	$1,625.0

2020 Form 10-K	71	Wisconsin Public Service Corporation

Our long-term debt obligations contain covenants related to payment of principal and interest when due and various other obligations. Failure to comply with these covenants could result in an event of default, which could result in the acceleration of outstanding debt obligations.

NOTE 15—LEASES

Two Creeks Solar Park

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

We treat these land lease contracts as operating leases for rate-making purposes. Our total obligation under the finance leases for Two Creeks was $11.0 million as of December 31, 2020, and will decrease to zero over the remaining lives of the leases.

Badger Hollow Solar Park I

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

We treat these land lease contracts as operating leases for rate-making purposes. Our total obligation under the finance leases for Badger Hollow I was $20.3 million as of December 31, 2020, and will decrease to zero over the remaining lives of the leases.

Amounts Recognized in the Financial Statements and Other Information

Lease expense related to the Two Creeks and Badger Hollow I finance leases was not significant in 2020 or 2019. Other information related to these leases for the years ended December 31 are as follows:

Other information (dollar amounts in millions)	2020	2019
Non-cash activity – right of use assets obtained in exchange for finance lease liabilities	$—	$30.3

Weighted average remaining lease term	50.0 years	51.0 years

Weighted average discount rate (1)	4.2%	4.2%

(1)    Because these leases do not provide an implicit rate of return, we used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

2020 Form 10-K	72	Wisconsin Public Service Corporation

The following table summarizes our finance lease right of use assets, which were included in property, plant and equipment on our balance sheets at December 31:

(in millions)	2020	2019
Two Creeks land leases
Under finance leases	$10.8	$10.8
Accumulated amortization	(0.3)	(0.1)
Total Two Creeks land leases	$10.5	$10.7

Badger Hollow I land leases
Under finance leases	$19.5	$19.5
Accumulated amortization	(0.6)	(0.2)
Total Badger Hollow I land leases	$18.9	$19.3

Total finance lease right of use assets	$29.4	$30.0

Future minimum lease payments under our finance leases and the present value of our net minimum lease payments as of December 31, 2020, were as follows:

(in millions)	Two Creeks	Badger Hollow I	Total Finance Leases
2021	$0.3	$0.7	$1.0
2022	0.3	0.7	1.0
2023	0.3	0.7	1.0
2024	0.3	0.7	1.0
2025	0.3	0.7	1.0
Thereafter	31.6	52.7	84.3
Total minimum lease payments	33.1	56.2	89.3
Less: Interest	(22.1)	(35.9)	(58.0)
Present value of minimum lease payments	11.0	20.3	31.3
Less: Short-term lease liabilities	—	—	—
Long-term lease liabilities	$11.0	$20.3	$31.3

Long-term lease liabilities related to our finance leases were included in long-term debt on our balance sheet.

NOTE 16—INCOME TAXES

Income Tax Expense

The following table is a summary of income tax expense for each of the years ended December 31:

(in millions)	2020	2019	2018
Current tax expense (benefit)	$49.8	$(66.1)	$56.7
Deferred income taxes, net	5.1	125.5	20.9
ITC, net	(0.4)	(0.3)	(0.3)
Total income tax expense	$54.5	$59.1	$77.3

2020 Form 10-K	73	Wisconsin Public Service Corporation

Statutory Rate Reconciliation

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	2020		2019		2018
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$58.0	21.0%	$51.2	21.0%	$52.5	21.0%
State income taxes net of federal tax benefit	16.9	6.1%	15.1	6.2%	15.4	6.2%
Federal excess deferred tax amortization – Wisconsin unprotected (1)	(12.7)	(4.6)%	—	—%	—	—%
Federal excess deferred tax amortization (2)	(5.1)	(1.8)%	(4.6)	(1.9)%	11.6	4.6%
AFUDC – Equity	(2.5)	(0.9)%	(1.2)	(0.5)%	(1.0)	(0.4)%
Other, net	(0.1)	(0.1)%	(1.4)	(0.6)%	(1.2)	(0.5)%
Total income tax expense	$54.5	19.7%	$59.1	24.2%	$77.3	30.9%

(1)    In accordance with the rate order received from the PSCW in December 2019, we are amortizing these unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to our customers. The decrease in income tax expense related to the amortization of the deferred tax benefits is offset by a decrease in revenue as the benefits are returned to customers, resulting in no impact on net income.

(2)    The Tax Legislation required us to remeasure our deferred income taxes and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements. The decrease in income tax expense related to the amortization of the deferred tax benefits is offset by a decrease in revenue as the benefits are returned to customers, resulting in no impact on net income.

See Note 23, Regulatory Environment, for more information about the impact of the Tax Legislation and the Wisconsin rate orders.

Deferred Income Tax Assets and Liabilities

The components of deferred income taxes as of December 31 were as follows:

(in millions)	2020	2019
Deferred tax assets
Tax gross up – regulatory items	$106.5	$103.2
Future tax benefits	33.3	0.5
Other	22.2	14.0
Total deferred tax assets	$162.0	$117.7

Deferred tax liabilities
Property-related	749.1	679.4
Employee benefits and compensation	44.6	43.3
Other	51.0	49.6
Total deferred tax liabilities	844.7	772.3
Deferred tax liability, net	$682.7	$654.6

Consistent with rate-making treatment, deferred taxes in the table above are offset for temporary differences that have related regulatory assets and liabilities.

The components of net deferred tax assets associated with federal and state tax benefit carryforwards as of December 31, 2020 and 2019 are summarized in the tables below:

2020 (in millions)	Gross Value	Deferred Tax Effect	Earliest Year of Expiration
Future tax benefits as of December 31, 2020
Federal tax credit	$—	$33.3	2040
Balance as of December 31, 2020	$—	$33.3

2020 Form 10-K	74	Wisconsin Public Service Corporation

2019 (in millions)	Gross Value	Deferred Tax Effect	Earliest Year of Expiration
Future tax benefits as of December 31, 2019
Federal tax credit	$—	$0.3	2038
State net operating loss	2.4	0.2	2023
Balance as of December 31, 2019	$2.4	$0.5

Unrecognized Tax Benefits

We had no unrecognized tax benefits at December 31, 2020 and 2019.

We do not expect any unrecognized tax benefits to affect our effective tax rate in periods after December 31, 2020.

For the years ended December 31, 2020, 2019, and 2018, we recognized no interest and no penalties related to unrecognized tax benefits in our income statements. For the years ended December 31, 2020 and 2019, we had no interest accrued and no penalties accrued related to unrecognized tax benefits on our balance sheets.

We do not anticipate any significant increases in the total amounts of unrecognized tax benefits within the next 12 months.

Our primary tax jurisdictions include federal and the state of Wisconsin. With a few exceptions, we are no longer subject to federal income tax examinations by the IRS for years prior to 2017. As of December 31, 2020, we were subject to examination by the Wisconsin taxing authority for tax years 2016 through 2020.

NOTE 17—FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.6	$0.1	$—	$1.7
FTRs	—	—	1.2	1.2
Coal contracts	—	0.4	—	0.4
Total derivative assets	$1.6	$0.5	$1.2	$3.3

Derivative liabilities
Natural gas contracts	$1.6	$0.3	$—	$1.9
Coal contracts	—	0.5	—	0.5
Total derivative liabilities	$1.6	$0.8	$—	$2.4

	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.2	$0.2	$—	$0.4
FTRs	—	—	1.3	1.3
Coal contracts	—	0.4	—	0.4
Total derivative assets	$0.2	$0.6	$1.3	$2.1

Derivative liabilities
Natural gas contracts	$3.0	$0.2	$—	$3.2
Coal contracts	—	0.1	—	0.1
Total derivative liabilities	$3.0	$0.3	$—	$3.3

2020 Form 10-K	75	Wisconsin Public Service Corporation

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy at December 31:

(in millions)	2020	2019	2018
Balance at the beginning of the period	$1.3	$3.0	$2.0
Purchases	4.1	5.4	9.0
Settlements	(4.2)	(7.1)	(8.0)
Balance at the end of the period	$1.2	$1.3	$3.0

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	December 31, 2020		December 31, 2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)	$1,613.5	$1,935.9	$1,612.1	$1,793.5

(1)    The carrying amount of long-term debt excludes finance lease obligations of $31.3 million and $30.7 million at December 31, 2020 and 2019, respectively.

The fair value of our long-term debt is categorized within Level 2 of the fair value hierarchy.

NOTE 18—DERIVATIVE INSTRUMENTS

The following table shows our derivative assets and derivative liabilities, along with their classification on our balance sheets. None of our derivatives are designated as hedging instruments.

	December 31, 2020		December 31, 2019
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$1.7	$1.7	$0.4	$3.1
FTRs	1.2	—	1.3	—
Coal contracts	0.2	0.3	0.2	—
Total other current	3.1	2.0	1.9	3.1

Other long-term
Natural gas contracts	—	0.2	—	0.1
Coal contracts	0.2	0.2	0.2	0.1
Total other long-term	0.2	0.4	0.2	0.2
Total	$3.3	$2.4	$2.1	$3.3

Realized gains (losses) on derivatives are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows for the years ended:

	December 31, 2020		December 31, 2019		December 31, 2018
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	38.1 Dth	$(8.7)	35.4 Dth	$(5.3)	38.4Dth	$5.1
Petroleum products contracts	— gallons	—	— gallons	—	1.8 gallons	0.4
FTRs	8.3 MWh	1.4	9.1 MWh	7.2	9.3 MWh	12.5
Total		$(7.3)		$1.9		$18.0

At December 31, 2020 and 2019, we had posted cash collateral of $3.7 million and $4.8 million, respectively, in our margin accounts.

2020 Form 10-K	76	Wisconsin Public Service Corporation

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	December 31, 2020		December 31, 2019
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$3.3	$2.4	$2.1	$3.3
Gross amount not offset on the balance sheet	(1.6)	(1.6)	(0.3)	(3.1)	(1)
Net amount	$1.7	$0.8	$1.8	$0.2

(1)     Includes cash collateral posted of $2.8 million.

NOTE 19—EMPLOYEE BENEFITS

Pension and Other Postretirement Employee Benefits

We have our own noncontributory, qualified pension plan.

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

The following tables provide a reconciliation of the changes in our share of the plans' benefit obligations and fair value of assets:

	Pension Benefits		OPEB Benefits
(in millions)	2020	2019	2020	2019
Change in benefit obligation
Obligation at January 1	$734.0	$664.1	$147.2	$151.4
Service cost	9.9	8.7	4.4	4.1
Interest cost	25.2	28.2	5.1	6.5
Plan amendments	—	—	—	6.2
Net transfer from affiliates	—	3.6	—	—
Actuarial loss (gain)	83.5	64.4	(1.2)	(13.3)
Participant contributions	—	—	1.1	1.0
Benefit payments	(36.4)	(35.0)	(8.1)	(8.7)
Obligation at December 31	$816.2	$734.0	$148.5	$147.2

Change in fair value of plan assets
Fair value at January 1	$747.5	$639.3	$263.4	$231.7
Actual return on plan assets	104.6	139.0	31.1	38.6
Employer contributions	0.6	0.6	0.1	—
Participant contributions	—	—	1.1	1.0
Benefit payments	(36.4)	(35.0)	(8.1)	(8.7)
Net transfer from affiliates	—	3.6	0.7	0.8
Fair value at December 31	$816.3	$747.5	$288.3	$263.4
Funded status at December 31	$0.1	$13.5	$139.8	$116.2

2020 Form 10-K	77	Wisconsin Public Service Corporation

In 2020 and 2019, we had actuarial losses related to our pension benefit obligations of $83.5 million and $64.4 million, respectively, which were primarily due to decreases in our discount rates. The discount rate for our pension benefits was 2.74%, 3.45%, and 4.30%, in 2020, 2019, and 2018, respectively.

The 2020 actuarial gain related to our OPEB benefit obligation was not significant. In 2019, we had an actuarial gain related to our OPEB benefit obligation of $13.3 million, which was primarily due to better than expected claims and premiums experience, the use of new mortality tables, and the repeal or certain health insurance related taxes. These gains were partially offset by a decrease in our discount rate. The discount rate for our OPEB benefits was 3.48% and 4.29% in 2019 and 2018, respectively.

The amounts recognized on our balance sheets at December 31 related to the funded status of the benefit plans were as follows:

	Pension Benefits		OPEB Benefits
(in millions)	2020	2019	2020	2019
Pension and OPEB assets	$7.6	$20.8	$151.6	$127.5
Pension and OPEB obligations	7.5	7.3	11.8	11.3
Total net assets	$0.1	$13.5	$139.8	$116.2

The accumulated benefit obligation for the defined benefit pension plans was $730.8 million and $663.0 million at December 31, 2020 and 2019, respectively.

The following table shows information for pension plans with an accumulated benefit obligation in excess of plan assets. There were no plan assets related to these pension plans. Amounts presented are as of December 31:

(in millions)	2020	2019
Accumulated benefit obligation	$7.5	$7.3

The following table shows information for pension plans with a projected benefit obligation in excess of plan assets. There were no plan assets related to these pension plans. Amounts presented are as of December 31:

(in millions)	2020	2019
Projected benefit obligation	$7.5	$7.3

The following table shows information for OPEB plans with an accumulated benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2020	2019
Accumulated benefit obligation	$11.8	$18.1
Fair value of plan assets	—	6.8

The following table shows the amounts that had not yet been recognized in our net periodic benefit cost as of December 31:

	Pension Benefits		OPEB Benefits
(in millions)	2020	2019	2020	2019
Net regulatory assets (liabilities)
Net actuarial loss (gain)	$179.9	$176.1	$(67.7)	$(55.0)
Prior service credits	—	—	(54.6)	(65.1)
Total	$179.9	$176.1	$(122.3)	$(120.1)

2020 Form 10-K	78	Wisconsin Public Service Corporation

The components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for the years ended December 31 were as follows:

	Pension Benefits			OPEB Benefits
(in millions)	2020	2019	2018	2020	2019	2018
Service cost	$9.9	$8.7	$10.4	$4.4	$4.1	$6.1
Interest cost	25.2	28.2	26.0	5.1	6.5	8.2
Expected return on plan assets	(48.6)	(48.0)	(48.3)	(18.2)	(16.5)	(17.8)
Amortization of prior service credit	—	—	—	(10.5)	(11.5)	(11.3)
Amortization of net actuarial loss (gain)	23.7	17.8	21.1	(1.4)	1.7	2.5
Net periodic benefit cost (credit)	$10.2	$6.7	$9.2	$(20.6)	$(15.7)	$(12.3)

The weighted-average assumptions used to determine the benefit obligations for the plans were as follows for the years ended December 31:

	Pension Benefits		OPEB Benefits
	2020	2019	2020	2019
Discount rate	2.74%	3.45%	2.72%	3.48%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Interest credit rate	2.25%	2.25%	N/A	N/A
Assumed medical cost trend rate (Pre 65)	N/A	N/A	5.85%	6.00%
Ultimate trend rate (Pre 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	N/A	N/A	2028	2028
Assumed medical cost trend rate (Post 65)	N/A	N/A	5.70%	5.80%
Ultimate trend rate (Post 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	N/A	N/A	2028	2028

The weighted-average assumptions used to determine net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Benefits
	2020	2019	2018
Discount rate	3.45%	4.30%	3.70%
Expected return on assets	7.00%	7.25%	7.25%
Rate of compensation increase	4.00%	4.00%	4.00%
Interest credit rate	2.25%	2.25%	2.25%

	OPEB Benefits
	2020	2019	2018
Discount rate	3.48%	4.29%	3.67%
Expected return on assets	7.00%	7.25%	7.25%
Assumed medical cost trend rate (Pre 65)	6.00%	6.25%	6.50%
Ultimate trend rate (Pre 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	2028	2024	2024
Assumed medical cost trend rate (Post 65)	5.80%	5.90%	6.00%
Ultimate trend rate (Post 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	2028	2028	2028

WEC Energy Group consults with its investment advisors on an annual basis to help forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the fund. For 2021, the expected return on asset assumption for the pension plan and OPEB plans is 7.00%.

2020 Form 10-K	79	Wisconsin Public Service Corporation

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

Our pension trust target asset allocations are 45% equity investments, 45% fixed income investments, and 10% private equity and real estate investments. The OPEB trust has a target asset allocation of 45% equity investments and 55% fixed income investments. Equity securities include investments in large-cap, mid-cap, and small-cap companies. Fixed income securities include corporate bonds of companies from diversified industries, mortgage and other asset backed securities, commercial paper, and United States Treasuries.

Pension and OPEB plan investments are recorded at fair value. See Note 1(p), Fair Value Measurements, for more information regarding the fair value hierarchy and the classification of fair value measurements based on the types of inputs used.

The following tables provide the fair values of our investments by asset class:

	December 31, 2020
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$124.2	$—	$—	$124.2	$43.0	$—	$—	$43.0
International equity	97.3	—	—	97.3	37.4	—	—	37.4
Fixed income securities: (1)
United States bonds	—	166.3	—	166.3	56.6	39.5	—	96.1
International bonds	—	26.5	—	26.5	—	1.9	—	1.9
	$221.5	$192.8	$—	$414.3	$137.0	$41.4	$—	$178.4
Investments measured at net asset value				$402.0				$109.9
Total	$221.5	$192.8	$—	$816.3	$137.0	$41.4	$—	$288.3

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

	December 31, 2019
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$96.5	$—	$—	$96.5	$30.5	$—	$—	$30.5
International equity	92.9	0.4	—	93.3	32.7	0.2	—	32.9
Fixed income securities: (1)
United States bonds	13.2	140.3	—	153.5	44.7	38.7	—	83.4
International bonds	6.5	23.4	—	29.9	7.9	1.4	—	9.3
	$209.1	$164.1	$—	$373.2	$115.8	$40.3	$—	$156.1
Investments measured at net asset value				$374.3				$107.3
Total	$209.1	$164.1	$—	$747.5	$115.8	$40.3	$—	$263.4

2020 Form 10-K	80	Wisconsin Public Service Corporation

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

Cash Flows

We expect to contribute $0.7 million to the pension plans and $0.9 million to the OPEB plans in 2021, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

The following table shows the payments, reflecting expected future service, that we expect to make for pension and OPEB over the next 10 years:

(in millions)	Pension Benefits	OPEB Benefits
2021	$36.2	$7.7
2022	36.5	7.9
2023	37.4	8.2
2024	37.6	8.3
2025	37.8	8.4
2026-2030	192.3	43.9

Savings Plans

WEC Energy Group sponsors a 401(k) savings plan that allows substantially all of our full-time employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. A percentage of employee contributions are matched by us through a contribution into the employee's savings plan account, up to certain limits. The 401(k) savings plan includes an Employee Stock Ownership Plan. Certain employees receive an employer retirement contribution, which amounts are contributed to an employee's savings plan account based on the employee's wages, age, and years of service. Our share of the total costs incurred under all of these plans was $10.1 million, $10.4 million, and $9.9 million in 2020, 2019, and 2018, respectively.

NOTE 20—SEGMENT INFORMATION

Effective December 31, 2020, we changed our measure of segment profitability from operating income to net income. At December 31, 2020, we reported two segments, which are described below.

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

All of our operations and assets are located within the United States. The following tables show summarized financial information related to our reportable segments for the years ended December 31, 2020, 2019, and 2018.

2020 (in millions)	Utility	Other	Wisconsin Public Service Corporation
External revenues	$1,407.1	$—	$1,407.1
Other operation and maintenance	426.3	—	426.3
Depreciation and amortization	174.3	—	174.3
Other income, net	29.9	1.5	31.4
Interest expense	63.5	—	63.5
Income tax expense	54.2	0.3	54.5
Net income	220.4	1.2	221.6
Capital expenditures	530.7	—	530.7
Total assets	5,923.3	10.6	5,933.9

2020 Form 10-K	81	Wisconsin Public Service Corporation

2019 (in millions)	Utility	Other	Wisconsin Public Service Corporation
External revenues	$1,411.9	$—	$1,411.9
Other operation and maintenance	396.2	—	396.2
Depreciation and amortization	166.2	—	166.2
Other income, net	38.2	1.4	39.6
Interest expense	63.4	—	63.4
Income tax expense	58.7	0.4	59.1
Net income	183.7	1.0	184.7
Capital expenditures	517.8	—	517.8
Total assets	5,595.7	45.9	5,641.6

2018 (in millions)	Utility	Other	Wisconsin Public Service Corporation
External revenues	$1,498.5	$—	$1,498.5
Other operation and maintenance	447.5	0.5	448.0
Depreciation and amortization	141.9	—	141.9
Other income, net	35.2	2.4	37.6
Interest expense	53.9	—	53.9
Income tax expense (benefit)	77.4	(0.1)	77.3
Net income	170.9	1.9	172.8
Capital expenditures and asset acquisitions	521.4	—	521.4
Total assets	5,151.5	66.2	5,217.7

NOTE 21—COMMITMENTS AND CONTINGENCIES

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

The following table shows our minimum future commitments related to these purchase obligations as of December 31, 2020.

			Payments Due By Period
(in millions)	Date Contracts Extend Through	Total Amounts Committed	2021	2022	2023	2024	2025	Later Years
Electric utility:
Purchased power	2051	$288.5	$46.6	$41.8	$39.6	$40.6	$43.1	$76.8
Coal supply and transportation	2024	51.2	31.0	14.2	5.3	0.7	—	—
Natural gas utility supply and transportation	2048	449.2	52.0	50.5	42.8	21.0	16.1	266.8
Total		$788.9	$129.6	$106.5	$87.7	$62.3	$59.2	$343.6

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

2020 Form 10-K	82	Wisconsin Public Service Corporation

We have continued to pursue a proactive strategy to manage our environmental compliance obligations, including:

•the development of additional sources of renewable electric energy supply;
•the addition of improvements for water quality matters such as treatment technologies to meet regulatory discharge limits and improvements to our cooling water intake systems;
•the addition of emission control equipment to existing facilities to comply with ambient air quality standards and federal clean air rules;
•the protection of wetlands and waterways, threatened and endangered species, and cultural resources associated with utility construction projects;
•the retirement of older coal-fired power plants and conversion to modern, efficient, natural gas generation, and/or replacement with renewable generation;
•the beneficial use of ash and other products from coal-fired generating units;
•the remediation of former manufactured gas plant sites; and
•the reduction of methane emissions across our natural gas distribution system by upgrading infrastructure.

Air Quality

National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In December 2020, the EPA completed its 5-year review of the ozone standard and issued a final decision to retain, without any changes, the existing 2015 standard.

The EPA issued final nonattainment area designations for the 2015 standard in April 2018. The following counties within our service territory were designated as partial nonattainment: Door and Manitowoc. This re-designation was challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. We expect that any subsequent EPA re-designation, if necessary, would take place in 2021. The State of Wisconsin submitted the "infrastructure" portion of its state implementation plan outlining how it will implement, maintain, and enforce the 2015 ozone standard. The plan is subject to EPA review and approval. Additionally, in January 2021, the WDNR issued a notice that it had prepared a draft economic impact analysis for proposed rules related to incorporating the 2015 standards into the state administrative code. We believe we are well positioned to meet the requirements associated with the ozone standard and do not expect to incur significant costs to comply with associated state or federal rules.

In addition to the 2015 ozone standard, in December 2020, the EPA completed its 5-year review of the 2012 standard for particulate matter, including fine particulate matter. The EPA determined that no revisions were necessary to the current standard. All counties within our service territory are in attainment with the 2012 standards; however, we expect that the decision to retain the 2012 standards with no changes will be challenged by certain states and non-governmental organizations.

Climate Change

The ACE rule, effective since September 2019, was vacated by the D.C. Circuit Court of Appeals in January 2021. The ACE rule replaced the CPP and provided existing coal-fired generating units with standards for achieving GHG emission reductions. It is unclear what steps the EPA will take next. The EPA could either revive an updated version of the CPP or draft a new rule to regulate GHG emissions.

In December 2018, the EPA proposed to revise the NSPS for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. In the proposed rule, the EPA determined that the BSER for new, modified, and reconstructed coal units is highly efficient generation that would be equivalent to supercritical steam conditions for larger units and subcritical steam conditions for smaller units. This proposed BSER would replace the determination from the previous rule, which identified BSER as partial carbon capture and storage.

In January 2021, the EPA finalized the NSPS but did not address the BSER as proposed in 2018. Instead, the EPA shifted the focus to finalizing a significant contribution finding for purposes of regulating source categories for GHG emissions. While the EPA confirmed that EGUs remain a listed source category, the EPA concluded that no other source category should be listed. The EPA based its conclusion on the fact that no other source category, except for EGUs, should contribute to GHG emissions above a 3% threshold.

2020 Form 10-K	83	Wisconsin Public Service Corporation

BSER may be addressed in a future action by the EPA. If the rule is not repealed, it will become effective in March 2021. Despite this uncertainty, WEC Energy Group continues to move forward on the ESG Progress Plan which is heavily focused on reducing GHG emissions.

The ESG Progress Plan, which includes us, includes the retirement of older, fossil-fueled generation, to be replaced with the construction of zero-carbon-emitting renewable generation and natural gas-fired generation. In 2019, WEC Energy Group met and surpassed its original goal to reduce CO2 emissions by 40% below 2005 levels by 2030. In July 2020, WEC Energy Group announced new goals to reduce CO2 emissions from its electric generation by 70% below 2005 levels by 2030 and to be net carbon neutral by 2050. WEC Energy Group added a near-term goal in November 2020 to reduce CO2 emissions by 55% below 2005 levels by 2025. We have already retired approximately 300 MW of coal-fired generation since the beginning of 2018. As part of the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,800 MW of additional fossil-fueled generation by 2025 and to invest in low-cost renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning a combination of natural gas-fired generation and zero-carbon-emitting renewable generation facilities.

WEC Energy Group also has a goal to decrease the rate of methane emissions from the natural gas distribution lines in its network by 30% per mile by the year 2030 from a 2011 baseline. WEC Energy Group was over half way toward meeting that goal at the end of 2020.

We are required to report our CO2 equivalent emissions from the electric generating facilities we operate under the EPA Greenhouse Gases Reporting Program. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 5.4 million metric tonnes to the EPA for 2020. The level of CO2 and other GHG emissions varies from year to year and is dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed, and how our units are dispatched by MISO.

We are also required to report CO2 equivalent emissions related to the natural gas that our natural gas operations distribute and sell. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 3.5 million metric tonnes to the EPA for 2020.

National Emission Standards for Hazardous Air Pollutants – Major Source Classification

In November 2020, the EPA published a final rule to eliminate the "once-in-always-in" policy regarding major and area source classifications under the National Emission Standards for Hazardous Air Pollutants. The final rule revised the definition of "major source" to allow for the reclassification as an area source when the source's potential to emit hazardous air pollutants meets certain criteria. Technical corrections to this final rule were published in December 2020. We do not expect the revisions to the major source classification will have a material impact on our financial condition or results of operations.

Cross-State Air Pollution Rule Update Rule Revision

In 2015, the EPA determined that several upwind states had failed to submit state implementation plans that addressed their "Good Neighbor" obligations (i.e., the states projected NOx emissions significantly contribute to a continuing downwind nonattainment and/or maintenance problem); therefore, by statute, the EPA was required to issue a federal implementation plan. In October 2020, the EPA proposed a CSAPR update rule revision that keeps nine of the 21 CSAPR affected states (including Wisconsin) as a Group 2 NOx ozone season trading program source and found that the prior CSAPR update is sufficient to meet its "Good Neighbor" obligations. No further NOx reductions would be needed within these nine states. We do not expect that the proposed rule, if finalized, will have a material impact on our financial condition or results of operations.

Water Quality

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016 and was modified in 2020 to revise the treatment technology requirements related to BATW at existing facilities. The latest compliance date under the ELG rule is December 31, 2023. This rule created new requirements for several types of power plant wastewaters. The new requirement that affects us relates to discharge limits for BATW. As a result of past capital investments, we believe our fleet is well positioned to meet the existing ELG regulations. Our Weston power plant facility already has advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. There will, however, need to be modifications to the BATW systems at Weston Unit 3. Based on

2020 Form 10-K	84	Wisconsin Public Service Corporation

engineering cost estimates, we expect that compliance with the ELG rule will require approximately $10 million in capital investment.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites as of December 31:

(in millions)	2020	2019
Regulatory assets	$116.1	$113.5
Reserves for future environmental remediation	88.3	83.8

Renewables, Efficiency, and Conservation

Wisconsin Legislation

In 2005, Wisconsin enacted Act 141, which established a goal that 10% of all electricity consumed in Wisconsin be generated by renewable resources annually. We have achieved our required renewable energy percentage of 9.74% by constructing various wind parks, a solar park, and by also relying on renewable energy purchases. We continue to review our renewable energy portfolio and acquire cost-effective renewables as needed to meet our requirements on an ongoing basis. The PSCW administers the renewable program related to Act 141, and we fund the program, along with other utilities, based on 1.2% of our annual retail operating revenues.

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

2020 Form 10-K	85	Wisconsin Public Service Corporation

With the retirement of Pulliam Units 7 and 8 in October 2018, we completed the mitigation projects required by the Consent Decree and received a completeness letter from the EPA in October 2018. See Note 6, Regulatory Assets and Liabilities, for more information about the retirement. We are working with the EPA on a closeout process for the Consent Decree.

Joint Ownership Power Plants – Columbia and Edgewater

In December 2009, the EPA issued an NOV to Wisconsin Power and Light Company, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric, WE (former co-owner of an Edgewater unit), and us. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. We, along with Wisconsin Power and Light Company, Madison Gas and Electric, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater 4 generating unit was retired in September 2018. See Note 6, Regulatory Assets and Liabilities, for more information about the retirement. Wisconsin Power and Light Company has started the process to close out this Consent Decree.

NOTE 22—SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31
(in millions)	2020	2019	2018
Cash paid for interest, net of amount capitalized	$62.4	$58.2	$52.9
Cash paid (received) for income taxes, net	(16.9)	(33.9)	36.6
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	23.7	43.3	8.1
Receivable related to corporate-owned life insurance proceeds	—	—	6.4

NOTE 23—REGULATORY ENVIRONMENT

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

In the second order issued on March 24, 2020, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. The PSCW has affirmed that this authorization for deferral includes the incremental increase in uncollectible expense above what is currently being recovered in rates. As we already have a cost recovery mechanism in place to recover uncollectible expense for residential customers, this new deferral only impacts the recovery of uncollectible expense for our commercial and industrial customers. See Note 5, Credit Losses, for information regarding changes to our allowance for credit losses related to COVID-19. As of December 31, 2020, amounts deferred related to the COVID-19 pandemic were not significant. The PSCW will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings.

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

2020 Form 10-K	86	Wisconsin Public Service Corporation

The PSCW extended the moratorium on disconnections of residential customers until November 1, 2020. In accordance with Wisconsin regulations, utilities are generally not allowed to disconnect residential customers for non-payment during the winter moratorium, which began on November 1 and ends on April 15. Utilities are allowed to continue assessing late fees during the winter moratorium.

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

In May 2018, the PSCW issued an order regarding the benefits associated with the Tax Legislation. The PSCW order required our electric utility operations to use 40% of the current 2018 and 2019 tax benefits to reduce certain regulatory assets. The remaining 60% was returned to electric customers in the form of bill credits. For our natural gas utility operations, the PSCW indicated that 100% of the current 2018 and 2019 tax benefits should be returned to natural gas customers in the form of bill credits. Regarding the net tax benefit associated with the revaluation of deferred taxes, amortization required in accordance with normalization accounting was used to reduce certain regulatory assets for our electric utility operations and was deferred for our natural gas utility operations. The timing and method of returning the remaining net tax benefit associated with the revaluation of deferred taxes was addressed in our rate order issued by the PSCW in December 2019. See the 2020 and 2021 Rates discussion below for more information.

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

(1)    Amount is net of certain deferred tax benefits from the Tax Legislation that were utilized to reduce near-term rate impact. The rate order reflects the majority of the unprotected deferred tax benefits from the Tax Legislation being amortized over two years. Approximately $11 million of tax benefits were amortized in 2020 and approximately $39 million will be amortized in 2021. Unprotected deferred tax benefits by their nature are eligible to be returned to customers in a manner and timeline determined to be appropriate by the PSCW.

(2)    The rate order is net of $21 million of refunds related to our 2018 earnings sharing mechanism. These refunds will be made to customers evenly over two years, with half returned in 2020 and the remainder being returned in 2021.

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

2020 Form 10-K	87	Wisconsin Public Service Corporation

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

In addition to freezing base rates, the settlement agreement extended and expanded the electric real-time market pricing program options for large commercial and industrial customers. Additionally, the agreement allowed us to extend, through 2019, the deferral for the revenue requirement of ReACT™ costs above the authorized $275.0 million level and other deferrals related to our electric real-time market pricing program and network transmission expenses.

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

Solar Generation Projects

In May 2018, we, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire ownership interests in two solar projects in Wisconsin. Badger Hollow I is located in Iowa County, Wisconsin, and Two Creeks is located in Manitowoc County, Wisconsin. The PSCW approved the acquisition of these two projects in April 2019. Commercial operation was achieved in November 2020 for Two Creeks, and is targeted for the second quarter of 2021 for Badger Hollow I. We own 100 MW of Two Creeks and will own 100 MW of Badger Hollow I for a total of 200 MW. Our share of the cost of both projects is estimated to be approximately $260 million.

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

NOTE 24—OTHER INCOME, NET

Total other income, net was as follows for the years ended December 31:

(in millions)	2020	2019	2018
Non-service components of net periodic benefit costs	$16.7	$18.0	$16.7
AFUDC – Equity	11.8	5.7	4.6
Other, net	2.9	15.9	16.3
Other income, net	$31.4	$39.6	$37.6

2020 Form 10-K	88	Wisconsin Public Service Corporation

NOTE 25—QUARTERLY FINANCIAL INFORMATION (Unaudited)

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020
Operating revenues	$369.4	$312.8	$367.7	$357.2	$1,407.1
Operating income	92.9	67.4	102.8	45.1	308.2
Net income	68.2	47.7	76.3	29.4	$221.6

2019
Operating revenues	$395.8	$320.9	$352.3	$342.9	$1,411.9
Operating income	60.6	59.8	78.0	69.2	267.6
Net income	40.9	41.5	55.0	47.3	184.7

NOTE 26—NEW ACCOUNTING PRONOUNCEMENTS

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

Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework: Changes to the Disclosure Requirements for Defined Benefit Plans. The pronouncement modifies the disclosure requirements for defined benefit pension and OPEB plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The modifications affect annual period disclosures and must be applied on a retrospective basis to all periods presented. We adopted the disclosure provisions of ASU 2018-14, effective December 31, 2020. These disclosure modifications are included in Note 19, Employee Benefits.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The new standard removes certain exceptions for performing intraperiod allocation and calculating income taxes in interim periods and also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The guidance was effective for annual and interim periods beginning after December 15, 2020. The adoption of ASU 2019-12, effective January 1, 2021, did not have a significant impact on our financial statements and related disclosures.

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

2020 Form 10-K	89	Wisconsin Public Service Corporation

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

2020 Form 10-K	90	Wisconsin Public Service Corporation

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

Omitted pursuant to General Instruction I(2)c.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I(2)c.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I(2)c.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees for professional services provided to us by Deloitte & Touche LLP in 2020 and 2019:

Fees	2020	2019
Audit fees (1)	$877,176	$949,059
Tax fees	—	—
All other fees (2)	673	1,333
Total fees	$877,849	$950,392

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

2020 Form 10-K	91	Wisconsin Public Service Corporation

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

Prohibited Activities are services prohibited by the SEC or by the Public Company Accounting Oversight Board to be performed by our independent auditor. These services include:

•bookkeeping or other services related to the accounting records or financial statements of the Company;
•financial information systems design and implementation;
•appraisal or valuation services, fairness opinions or contribution-in-kind reports;
•actuarial services;
•internal audit outsourcing services;
•management functions or human resources;
•broker-dealer, investment advisor or investment banking services;
•legal services and expert services unrelated to the audit;
•services provided for a contingent fee or commission; and
•services related to planning, marketing or opining in favor of the tax treatment of a confidential transaction or aggressive tax position transaction that was initially recommended, directly or indirectly, by the independent auditor.

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

2020 Form 10-K	92	Wisconsin Public Service Corporation

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Report of Independent Registered Public Accounting Firm Included in Part II of This Report

	Description	Page in 10-K

	Report of Independent Registered Public Accounting Firm.	46

	Income Statements for the three years ended December 31, 2020, 2019, and 2018.	48

	Balance Sheets as of December 31, 2020 and 2019.	49

	Statements of Cash Flows for the three years ended December 31, 2020, 2019, and 2018.	50

	Statements of Equity for the three years ended December 31, 2020, 2019, and 2018.	51

	Notes to Financial Statements.	52

2.	Financial Statement Schedules Included in Part IV of This Report

	Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2020, 2019, and 2018.	96

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

	3.2*	By-Laws of WPS, as amended through June 29, 2015, Inclusive (Exhibit 3.2 to Form 10-K for the year ended December 31, 2015).

2020 Form 10-K	93	Wisconsin Public Service Corporation

4	Instruments defining the rights of security holders, including indentures

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

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

2020 Form 10-K	94	Wisconsin Public Service Corporation

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the SEC pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. The redacted material was filed separately with the SEC.

Exhibit 21 has been omitted pursuant to General Instruction I(2)b.

ITEM 16. FORM 10-K SUMMARY

None.

2020 Form 10-K	95	Wisconsin Public Service Corporation

SCHEDULE II
WISCONSIN PUBLIC SERVICE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Period	Expense (1)	Deferral	Net Write-offs (2)	Balance at End of Period
December 31, 2020	$4.2	$8.2	$9.7	$(3.8)	$18.3
December 31, 2019	4.2	5.5	—	(5.5)	4.2
December 31, 2018	4.0	6.0	—	(5.8)	4.2

(1)    Net of recoveries.

(2)    Represents amounts written off to the reserve, net of adjustments to regulatory assets.

2020 Form 10-K	96	Wisconsin Public Service Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION

	By	/s/ J. KEVIN FLETCHER
Date:	February 25, 2021	J. Kevin Fletcher
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. KEVIN FLETCHER	February 25, 2021
J. Kevin Fletcher, Chairman of the Board and Chief Executive Officer
and Director -- Principal Executive Officer

/s/ XIA LIU	February 25, 2021
Xia Liu, Executive Vice President and Chief Financial
Officer and Director -- Principal Financial Officer

/s/ WILLIAM J. GUC	February 25, 2021
William J. Guc, Vice President, Controller, and Assistant
Corporate Secretary -- Principal Accounting Officer

/s/ MARGARET C. KELSEY	February 25, 2021
Margaret C. Kelsey, Director

/s/ GALE E. KLAPPA	February 25, 2021
Gale E. Klappa, Director

/s/ SCOTT J. LAUBER	February 25, 2021
Scott J. Lauber, Director

/s/ TOM METCALFE	February 25, 2021
Tom Metcalfe, Director

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Wisconsin Public Service Corporation is not required to send an annual report or proxy statement to its sole shareholder, Integrys Holding, Inc., a wholly-owned subsidiary of WEC Energy Group, Inc., and will not prepare such a report after the filing of this Annual Report on Form 10-K for the year ended December 31, 2020. Accordingly, Wisconsin Public Service Corporation will not file such a report with the Securities and Exchange Commission.

2020 Form 10-K	97	Wisconsin Public Service Corporation