Form 10-Q
period 2021-03-31
WISCONSIN PUBLIC SERVICE CORP
filed 2021-05-06
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
March 31, 2021

All of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2021

03/31/2021 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
Integrys	Integrys Holding, Inc.
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission

Accounting Terms
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
CAA	Clean Air Act
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
AMI	Advanced Metering Infrastructure
Badger Hollow I	Badger Hollow Solar Park I
CDC	Centers for Disease Control and Prevention
COVID-19	Coronavirus Disease – 2019
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2021-2025
Executive Order 13990	Executive Order 13990 of January 20, 2021 – Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.
PTC	Production Tax Credit
ROE	Return on Equity
SMRP	System Modernization and Reliability Project
Tax Legislation	Tax Cuts and Jobs Act of 2017
Two Creeks	Two Creeks Solar Park
WHO	World Health Organization

03/31/2021 Form 10-Q	ii	Wisconsin Public Service Corporation

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

Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of capital projects, sales and customer growth, rate actions and related filings with regulatory authorities, environmental and other regulations, including associated compliance costs, legal proceedings, effective tax rates, pension and OPEB plans, fuel costs, sources of electric energy supply, coal and natural gas deliveries, remediation costs, climate-related matters, the ESG Progress Plan, liquidity and capital resources, and other matters.

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in our 2020 Annual Report on Form 10-K, and those identified below:

•Factors affecting utility operations such as catastrophic weather-related damage, environmental incidents, unplanned facility outages and repairs and maintenance, and electric transmission or natural gas pipeline system constraints;

•Factors affecting the demand for electricity and natural gas, including political or regulatory developments, varying, adverse, or unusually severe weather conditions, changes in economic conditions, customer growth and declines, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers;

•The timing, resolution, and impact of rate cases and negotiations, including recovery of deferred and current costs and the ability to earn a reasonable return on investment, and other regulatory decisions impacting our regulated operations;

•The impact of health pandemics, including the COVID-19 pandemic, on our business functions, financial condition, liquidity, and results of operations;

•The impact of recent and future federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, and tax laws, including those that affect our ability to use PTCs and ITCs;

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

03/31/2021 Form 10-Q	1	Wisconsin Public Service Corporation

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

03/31/2021 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions)	2021	2020
Operating revenues	$405.3	$369.4

Operating expenses
Cost of sales	168.1	131.7
Other operation and maintenance	95.4	91.8
Depreciation and amortization	46.0	43.0
Property and revenue taxes	10.2	10.0
Total operating expenses	319.7	276.5

Operating income	85.6	92.9

Other income, net	8.6	8.3
Interest expense	16.2	16.3
Other expense	(7.6)	(8.0)

Income before income taxes	78.0	84.9
Income tax expense	8.7	16.7
Net income	$69.3	$68.2

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2021 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED BALANCE SHEETS (Unaudited)	March 31,	December 31,
(in millions, except share and per share amounts)	2021	2020
Assets
Current assets
Cash and cash equivalents	$2.5	$2.7
Accounts receivable and unbilled revenues, net of reserves of $17.5 and $18.3, respectively	191.0	190.8
Accounts receivable from related parties	32.1	27.6
Materials, supplies, and inventories	76.4	92.7
Prepaid taxes	36.6	39.0
Other	24.4	12.2
Current assets	363.0	365.0

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $1,776.1 and $1,750.7, respectively	4,908.3	4,885.9
Regulatory assets	441.5	449.4
Goodwill	36.4	36.4
Pension and OPEB assets	166.5	159.2
Other	45.6	38.0
Long-term assets	5,598.3	5,568.9
Total assets	$5,961.3	$5,933.9

Liabilities and Equity
Current liabilities
Short-term debt	$200.5	$210.5
Current portion of long-term debt	400.0	400.0
Accounts payable	107.6	129.6
Accounts payable to related parties	55.8	48.8
Accrued payroll and benefits	19.0	22.0
Other	46.4	59.0
Current liabilities	829.3	869.9

Long-term liabilities
Long-term debt	1,247.1	1,244.8
Deferred income taxes	711.4	682.7
Deferred ITCs	51.5	41.3
Regulatory liabilities	760.9	772.6
Environmental remediation liabilities	88.3	88.3
Pension and OPEB obligations	19.0	19.3
Other	97.7	98.3
Long-term liabilities	2,975.9	2,947.3

Commitments and contingencies (Note 15)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,436.5	1,436.4
Retained earnings	624.0	584.7
Common shareholder's equity	2,156.1	2,116.7
Total liabilities and equity	$5,961.3	$5,933.9

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2021 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2021	2020
Operating activities
Net income	$69.3	$68.2
Reconciliation to cash provided by operating activities
Depreciation and amortization	46.0	43.0
Deferred income taxes and ITCs, net	23.3	10.9
Change in –
Accounts receivable and unbilled revenues, net	(3.7)	26.5
Materials, supplies, and inventories	16.3	15.9
Prepaid taxes	2.4	14.9
Amounts recoverable from customers	(16.8)	—
Other current assets	4.2	2.2
Accounts payable	(2.9)	(65.0)
Other current liabilities	(14.3)	(2.3)
Other, net	(6.8)	(6.9)
Net cash provided by operating activities	117.0	107.4

Investing activities
Capital expenditures	(71.2)	(109.8)
Proceeds from cash surrender value of life insurance	—	7.1
Payments for assets transferred from affiliates	(5.1)	—
Other, net	(0.9)	(0.5)
Net cash used in investing activities	(77.2)	(103.2)

Financing activities
Change in short-term debt	(10.0)	(74.5)
Payment of dividends to parent	(30.0)	(30.0)
Equity contribution from parent	—	100.0
Net cash used in financing activities	(40.0)	(4.5)

Net change in cash and cash equivalents	(0.2)	(0.3)
Cash and cash equivalents at beginning of period	2.7	2.3
Cash and cash equivalents at end of period	$2.5	$2.0

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2021 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF EQUITY (Unaudited)

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2020	$95.6	$1,436.4	$584.7	$2,116.7
Net income	—	—	69.3	69.3
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at March 31, 2021	$95.6	$1,436.5	$624.0	$2,156.1

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2019	$95.6	$1,221.1	$623.1	$1,939.8
Net income	—	—	68.2	68.2
Equity contribution from parent	—	100.0	—	100.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at March 31, 2020	$95.6	$1,321.2	$661.3	$2,078.1

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2021 Form 10-Q	6	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
March 31, 2021

NOTE 1—GENERAL INFORMATION

Wisconsin Public Service Corporation serves approximately 454,300 electric customers and 336,500 natural gas customers.

As used in these notes, the term "financial statements" refers to the condensed financial statements. This includes the income statements, balance sheets, statements of cash flows, and statements of equity, unless otherwise noted. In this report, when we refer to "the Company," "us," "we," "our," or "ours," we are referring to Wisconsin Public Service Corporation.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2020. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2021 are not necessarily indicative of expected results for 2021 due to seasonal variations and other factors, including any continuing financial impacts from the COVID-19 pandemic.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—OPERATING REVENUES

For more information about our operating revenues, see Note 1(d), Operating Revenues, in our 2020 Annual Report on Form 10-K.

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

	Wisconsin Public Service Corporation
	Three Months Ended March 31
(in millions)	2021	2020
Electric utility	$271.4	$271.3
Natural gas utility	132.3	96.9
Total revenues from contracts with customers	403.7	368.2
Other operating revenues	1.6	1.2
Total operating revenues	$405.3	$369.4

03/31/2021 Form 10-Q	7	Wisconsin Public Service Corporation

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
	Three Months Ended March 31
(in millions)	2021	2020
Residential	$101.9	$101.1
Small commercial and industrial	84.1	83.3
Large commercial and industrial	55.2	51.2
Other	2.1	2.1
Total retail revenues	243.3	237.7
Wholesale	18.9	22.4
Resale	5.9	5.3
Other utility revenues	3.3	5.9
Total electric utility operating revenues	$271.4	$271.3

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Natural Gas Utility Operating Revenues
	Three Months Ended March 31
(in millions)	2021	2020
Residential	$67.3	$58.4
Commercial and industrial	38.7	33.1
Total retail revenues	106.0	91.5
Transportation	5.8	6.0
Other utility revenues (1)	20.5	(0.6)
Total natural gas utility operating revenues	$132.3	$96.9

(1)Includes revenues subject to collection from (refund to) customers for purchased gas adjustment costs. The increase primarily relates to the high natural gas costs that were incurred as a result of the extreme winter weather conditions in February 2021. See Note 17, Regulatory Environment, for more information.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2021	2020
Late payment charges	$1.1	$1.0
Alternative revenues	0.5	0.2
Total other operating revenues	$1.6	$1.2

NOTE 3—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at March 31, 2021 and December 31, 2020.

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. For some of our larger customers and also in circumstances where we become aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance for credit losses against amounts due in order to reduce the net recognized

03/31/2021 Form 10-Q	8	Wisconsin Public Service Corporation

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

We monitor our ongoing credit exposure through active review of counterparty accounts receivable balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. To the extent possible, we work with customers with past due balances to negotiate payment plans, but will disconnect customers for non-payment as allowed by the PSCW, if necessary, and employ collection agencies and legal counsel to pursue recovery of defaulted receivables. For our larger customers, detailed credit review procedures may be performed in advance of any sales being made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers to mitigate credit risk. See Note 17, Regulatory Environment, for information on certain regulatory actions that were and/or are being taken for the purpose of ensuring that essential utility services are available to our customers during the COVID-19 pandemic.

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	March 31, 2021	December 31, 2020
Accounts receivable and unbilled revenues	$208.5	$209.1
Allowance for credit losses	17.5	18.3
Accounts receivable and unbilled revenues, net (1)	$191.0	$190.8

Total accounts receivable, net – past due greater than 90 days (1)	$10.8	$12.6
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	96.1%	94.4%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at March 31, 2021, $82.3 million, or 43.1%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) incurred as a result of the COVID-19 pandemic. The additional protections related to our accounts receivable and unbilled revenue balances provided by these orders are subject to prudency reviews and are still being assessed. They are not reflected in the percentage in the above table or this note. See Note 17, Regulatory Environment, for more information.

A rollforward of the allowance for credit losses for the three months ended March 31, 2021 and 2020 is included below:

	Three Months Ended
(in millions)	March 31, 2021	March 31, 2020
Balance at December 31	$18.3	$4.2
Provision for credit losses	0.4	3.2
Provision for credit losses deferred for future recovery or refund	(0.1)	3.1
Write-offs charged against the allowance	(2.1)	(2.7)
Recoveries of amounts previously written off	1.0	1.0
Balance at March 31	$17.5	$8.8

03/31/2021 Form 10-Q	9	Wisconsin Public Service Corporation

NOTE 4—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at March 31, 2021 and December 31, 2020. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2020 Annual Report on Form 10-K.

(in millions)	March 31, 2021	December 31, 2020
Regulatory assets
Pension and OPEB costs	$155.6	$161.4
Environmental remediation costs	115.3	116.1
Plant retirements	56.8	58.5
Income tax related items	50.3	46.7
ReACT™	17.5	18.2
Energy costs recoverable through rate adjustments (1)	16.8	—
Asset retirement obligations	13.5	13.1
Uncollectible expense	12.4	12.5
Forward Wind Energy Center	8.4	10.3
Other, net	11.7	12.6
Total regulatory assets	$458.3	$449.4

Balance sheet presentation
Other current assets (1)	$16.8	$—
Regulatory assets	441.5	449.4
Total regulatory assets	$458.3	$449.4

(1)The increase in these regulatory assets primarily relates to the high natural gas costs that were incurred as a result of the extreme winter weather conditions in February 2021. See Note 17, Regulatory Environment, for more information.

(in millions)	March 31, 2021	December 31, 2020
Regulatory liabilities
Income tax related items	$386.7	$397.0
Removal costs	194.4	193.7
Pension and OPEB benefits	115.5	115.9
Earnings sharing mechanism	30.7	36.8
Electric transmission costs	16.6	16.8
Energy costs refundable through rate adjustments	10.6	9.7
Other, net	6.5	6.3
Total regulatory liabilities	$761.0	$776.2

Balance sheet presentation
Other current liabilities	$0.1	$3.6
Regulatory liabilities	760.9	772.6
Total regulatory liabilities	$761.0	$776.2

NOTE 5—COMMON EQUITY

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to the sole holder of our common stock, Integrys, in the form of cash dividends, loans, or advances. In addition, Wisconsin law prohibits us from making loans to or guaranteeing obligations of WEC Energy Group, Integrys, or their subsidiaries. See Note 11, Common Equity, in our 2020 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

03/31/2021 Form 10-Q	10	Wisconsin Public Service Corporation

NOTE 6—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	March 31, 2021	December 31, 2020
Commercial paper
Amount outstanding	$200.5	$210.5
Weighted-average interest rate on amounts outstanding	0.16%	0.18%

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2021 was $207.3 million with a weighted-average interest rate during the period of 0.16%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	March 31, 2021
Revolving credit facility	October 2022	$400.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		200.5
Available capacity under existing credit facility		$198.2

NOTE 7—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	March 31, 2021	December 31, 2020
Materials and supplies	$47.9	$45.8
Fossil fuel	22.7	28.0
Natural gas in storage	5.8	18.9
Total	$76.4	$92.7

Substantially all materials and supplies, fossil fuel inventories, and natural gas in storage are recorded using the weighted-average cost method of accounting.

NOTE 8—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$16.4	21.0%	$17.8	21.0%
State income taxes net of federal tax benefit	4.9	6.3%	5.2	6.1%
Federal excess deferred tax amortization – Wisconsin unprotected	(10.5)	(13.4)%	(4.0)	(4.7)%
Federal excess deferred tax amortization	(1.6)	(2.1)%	(1.6)	(1.9)%
Other	(0.5)	(0.6)%	(0.7)	(0.8)%
Total income tax expense	$8.7	11.2%	$16.7	19.7%

The effective tax rates of 11.2% and 19.7% for the three months ended March 31, 2021 and 2020, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. In accordance with the rate order received from the PSCW in December 2019, we are amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to our customers. In addition, as discussed in more detail below, the impact of the protected benefits associated with the Tax Legislation drove a decrease in the effective tax rate. These items were partially offset by state income taxes.

03/31/2021 Form 10-Q	11	Wisconsin Public Service Corporation

The Tax Legislation required us to remeasure the deferred income taxes at our utility segment and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above).

See Note 17, Regulatory Environment, for more information on unprotected tax credits.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.6	$0.6	$—	$2.2
FTRs	—	—	0.4	0.4
Coal contracts	—	0.5	—	0.5
Total derivative assets	$1.6	$1.1	$0.4	$3.1

Derivative liabilities
Natural gas contracts	$0.6	$0.1	$—	$0.7
Coal contracts	—	0.3	—	0.3
Total derivative liabilities	$0.6	$0.4	$—	$1.0

03/31/2021 Form 10-Q	12	Wisconsin Public Service Corporation

	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.6	$0.1	$—	$1.7
FTRs	—	—	1.2	1.2
Coal contracts	—	0.4	—	0.4
Total derivative assets	$1.6	$0.5	$1.2	$3.3

Derivative liabilities
Natural gas contracts	$1.6	$0.3	$—	$1.9
Coal contracts	—	0.5	—	0.5
Total derivative liabilities	$1.6	$0.8	$—	$2.4

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2021	2020
Balance at the beginning of the period	$1.2	$1.3
Purchases	0.1	—
Settlements	(0.9)	(0.8)
Balance at the end of the period	$0.4	$0.5

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	March 31, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)	$1,613.9	$1,779.9	$1,613.5	$1,935.9

(1)The carrying amount of long-term debt excludes finance lease obligations of $33.2 million and $31.3 million at March 31, 2021 and December 31, 2020, respectively.

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

03/31/2021 Form 10-Q	13	Wisconsin Public Service Corporation

The following table shows our derivative assets and derivative liabilities, along with their classification on our balance sheets. None of our derivatives are designated as hedging instruments.

	March 31, 2021		December 31, 2020
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$2.2	$0.6	$1.7	$1.7
FTRs	0.4	—	1.2	—
Coal contracts	0.2	0.2	0.2	0.3
Total other current (1)	2.8	0.8	3.1	2.0

Other long-term
Natural gas contracts	—	0.1	—	0.2
Coal contracts	0.3	0.1	0.2	0.2
Total other long-term (1)	0.3	0.2	0.2	0.4
Total	$3.1	$1.0	$3.3	$2.4

(1)On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivatives are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	13.6 Dth	$(1.7)	12.7 Dth	$(4.4)
FTRs	2.7 MWh	0.9	1.9 MWh	0.4
Total		$(0.8)		$(4.0)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At March 31, 2021 and December 31, 2020, we had posted cash collateral of $1.3 million and $3.7 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	March 31, 2021		December 31, 2020
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$3.1	$1.0	$3.3	$2.4
Gross amount not offset on the balance sheet	(0.6)	(0.6)	(1.6)	(1.6)
Net amount	$2.5	$0.4	$1.7	$0.8

NOTE 11—GUARANTEES

As of March 31, 2021, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that extended credit to us which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

03/31/2021 Form 10-Q	14	Wisconsin Public Service Corporation

NOTE 12—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended March 31
(in millions)	2021	2020
Service cost	$3.0	$2.6
Interest cost	5.5	6.2
Expected return on plan assets	(12.9)	(12.1)
Amortization of net actuarial loss	6.9	5.8
Net periodic benefit cost	$2.5	$2.5

	OPEB Benefits
	Three Months Ended March 31
(in millions)	2021	2020
Service cost	$1.2	$1.2
Interest cost	1.0	1.3
Expected return on plan assets	(5.0)	(4.6)
Amortization of prior service credit	(2.6)	(2.6)
Amortization of net actuarial (gain) loss	(0.5)	(0.3)
Net periodic benefit credit	$(5.9)	$(5.0)

During the three months ended March 31, 2021, we made contributions and payments of $0.2 million related to our pension plans and $0.3 million related to our OPEB plans. We expect to make contributions and payments of $0.5 million related to our pension plans and $0.6 million related to our OPEB plans during the remainder of 2021, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 13—GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the three months ended March 31, 2021. We had no accumulated impairment losses related to our goodwill as of March 31, 2021.

NOTE 14—SEGMENT INFORMATION

We use net income to measure segment profitability and to allocate resources to our businesses. At March 31, 2021, we reported two segments, which are described below.

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

Our other segment primarily consists of equity earnings from our investment in Wisconsin River Power Company.

03/31/2021 Form 10-Q	15	Wisconsin Public Service Corporation

The following tables show summarized financial information for the three months ended March 31, 2021 and 2020, related to our reportable segments:

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended March 31, 2021
Operating revenues	$405.3	$—	$405.3
Other operation and maintenance	95.4	—	95.4
Depreciation and amortization	46.0	—	46.0
Other income, net	8.2	0.4	8.6
Interest expense	16.2	—	16.2
Income tax expense	8.6	0.1	8.7
Net income	69.0	0.3	69.3

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended March 31, 2020
Operating revenues	$369.4	$—	$369.4
Other operation and maintenance	91.8	—	91.8
Depreciation and amortization	43.0	—	43.0
Other income, net	7.9	0.4	8.3
Interest expense	16.3	—	16.3
Income tax expense	16.6	0.1	16.7
Net income	67.9	0.3	68.2

NOTE 15—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of March 31, 2021, were approximately $0.8 billion.

Environmental Matters

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues affecting us include, but are not limited to, current and future regulation of air emissions such as sulfur dioxide, NOx, fine particulates, mercury, and GHGs; water intake and discharges; management of coal combustion products such as fly ash; and remediation of impacted properties, including former manufactured gas plant sites.

Air Quality

National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In December 2020, the EPA completed its 5-year review of the ozone standard and issued a final decision to retain, without any changes, the existing 2015 standard. Under Executive Order 13990, the Biden Administration ordered that all agencies review existing regulations, orders, guidance documents, policies, and similar actions promulgated, issued or adopted between January 20, 2017 and January 20, 2021.

03/31/2021 Form 10-Q	16	Wisconsin Public Service Corporation

Consequently, the December 2020 decision to retain the 2015 ozone standards with no changes is currently under review by the EPA.

The EPA issued final nonattainment area designations for the 2015 ozone standard in April 2018. The following counties within our service territory were designated as partial nonattainment: Door and Manitowoc. This re-designation was challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation. Based on the 2017 to 2019 data, the EPA re-designated Door County as attainment/maintenance in June 2020.

In February 2021, the Wisconsin Department of Natural Resources proposed draft revisions to the Wisconsin Administrative Code to adopt the 2015 ozone standard and incorporate by reference the federal air pollution monitoring requirements related to the NAAQS. The comment period for the proposed rule revisions ended April 15, 2021. We believe that we are well positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with associated state or federal rules.

In addition to the 2015 ozone standard, in December 2020, the EPA completed its 5-year review of the 2012 standard for particulate matter, including fine particulate matter. The EPA determined that no revisions were necessary to the current standard. All counties within our service territory are in attainment with the 2012 standards. This determination is also subject to review under Executive Order 13990.

Climate Change

The ACE rule, effective since September 2019, was vacated by the D.C. Circuit Court of Appeals in January 2021. The ACE rule replaced the Clean Power Plan and provided existing coal-fired generating units with standards for achieving GHG emission reductions. In a memorandum issued to the EPA regional administrators in February 2021, the EPA stated that the D.C. Circuit Court decision meant no existing rule regulates GHG emissions from electric generating units. The EPA is currently reviewing its options for such regulations.

In January 2021, the EPA finalized a rule to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The rule became effective March 14, 2021; however, on March 17, 2021 the EPA asked the D.C. Circuit Court of Appeals to vacate and remand the final rule. Despite this uncertainty, WEC Energy Group continues to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation by 2025. By the end of 2020, WEC Energy Group was able to reduce CO2 emissions from its electric generation fleet more than 50% below 2005 levels. As a result, WEC Energy Group announced new goals in May 2021. WEC Energy Group is committing to a 60% reduction in carbon emissions from its electric generation fleet by 2025 and an 80% reduction by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by making operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is net-zero carbon emissions by 2050. We have already retired approximately 300 MW of coal-fired generation since the beginning of 2018. As part of the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,800 MW of additional fossil-fueled generation by 2025, which includes the planned retirements in 2023-2024 of the jointly-owned Columbia Units 1-2.

WEC Energy Group continues to reduce methane emissions by improving its natural gas distribution system. WEC Energy Group's initial 2030 goal called for a 30% reduction in methane emissions from a 2011 baseline. Given advancements with renewable natural gas, WEC Energy Group is setting a new target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030.

We are required to report our CO2 equivalent emissions from the electric generating facilities we operate under the EPA Greenhouse Gases Reporting Program. We reported CO2 equivalent emissions of 5.4 million metric tonnes to the EPA for 2020. The level of CO2 and other GHG emissions varies from year to year and is dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed, and how our units are dispatched by MISO.

We are also required to report CO2 equivalent amounts related to the natural gas that our natural gas operations distribute and sell. We reported CO2 equivalent emissions of 3.5 million metric tonnes to the EPA for 2020.

03/31/2021 Form 10-Q	17	Wisconsin Public Service Corporation

Cross-State Air Pollution Rule Update Rule Revision

In 2015, the EPA determined that several upwind states had failed to submit state implementation plans that addressed their "Good Neighbor" obligations (i.e., the states projected NOx emissions significantly contribute to a continuing downwind nonattainment and/or maintenance problem); therefore, by statute, the EPA was required to issue a federal implementation plan. In March 2021, the EPA finalized a CSAPR update rule revision that keeps nine of the 21 CSAPR affected states (including Wisconsin) as a Group 2 NOx ozone season trading program source and found that the prior CSAPR update is sufficient to meet its "Good Neighbor" obligations. No further NOx reductions would be needed within these nine states. This rule becomes effective June 29, 2021. We do not expect that the final rule will have a material impact on our financial condition or results of operations.

Water Quality

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016 and was modified in 2020 to revise the treatment technology requirements related to BATW at existing facilities. This rule created new requirements for several types of power plant wastewaters. The new requirement that affects us relates to discharge limits for BATW. Our Weston power plant facility already has advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. There will, however, need to be facility modifications to meet the water permit requirements for the BATW systems at Weston Unit 3. Based on engineering cost estimates, we expect that compliance with the ELG rule will require approximately $10 million in capital investment.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	March 31, 2021	December 31, 2020
Regulatory assets	$115.3	$116.1
Reserves for future environmental remediation	88.3	88.3

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

03/31/2021 Form 10-Q	18	Wisconsin Public Service Corporation

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

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31
(in millions)	2021	2020
Cash paid for interest, net of amount capitalized	$4.3	$4.9
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	11.6	17.6

NOTE 17—REGULATORY ENVIRONMENT

Recovery of Natural Gas Costs

Due to the cold temperatures, wind, snow, and ice throughout the central part of the country during February 2021, the cost of gas purchased for our natural gas utility customers was temporarily driven significantly higher than our normal winter weather expectations. We have a regulatory mechanism in place for recovering all prudently incurred gas costs.

On March 30, 2021, we filed our revised natural gas rate sheets with the PSCW reflecting approximately $28 million of natural gas costs in excess of the benchmark set in our gas cost recovery mechanism. We are authorized to recover these excess costs over a period of three months, beginning in April 2021.

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC. COVID-19 has spread globally, including throughout the United States and, in turn, our service territory. In response to the COVID-19 pandemic, Wisconsin declared a public health emergency and issued a shelter-in-place order, which has since been lifted. In March 2020, the PSCW issued two orders requiring certain actions to ensure that essential utility services were, and continue to be, available to our customers. The first order required all public utilities in the state of Wisconsin, including us, to temporarily suspend disconnections, the assessment of late fees, and deposit requirements for all customer classes. In addition, it required utilities to reconnect customers that were previously disconnected, offer deferred payment arrangements to all customers, and streamline the application process for customers applying for utility service.

In the second order issued in March 2020, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. The PSCW has affirmed that this authorization for

03/31/2021 Form 10-Q	19	Wisconsin Public Service Corporation

deferral includes the incremental increase in uncollectible expense above what is currently being recovered in rates. As we already have a cost recovery mechanism in place to recover uncollectible expense for residential customers, this new deferral only impacts the recovery of uncollectible expense for our commercial and industrial customers. See Note 3, Credit Losses, for information regarding changes to our allowance for credit losses. As of March 31, 2021, amounts deferred related to the COVID-19 pandemic were not significant. The PSCW will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings.

In June 2020, the PSCW issued a written order providing a timeline for the lifting of the temporary provisions required in the first March 2020 order. Utilities were allowed to disconnect commercial and industrial customers and require deposits for new service as of July 25, 2020 and July 31, 2020, respectively. After August 15, 2020, utilities were no longer required to offer deferred payment arrangements to all customers. Additionally, utilities were authorized to reinstate late fees except for the period between the first order and this supplemental order. We resumed charging late payment fees in late August 2020. Late payment fees were not charged on outstanding balances that were billed between the first order and late August 2020.

Subsequent to the June 2020 order, the PSCW extended the moratorium on disconnections of residential customers until November 1, 2020. In accordance with Wisconsin regulations, utilities are generally not allowed to disconnect residential customers for non-payment during the winter moratorium, which began on November 1 and ended on April 15. Utilities were allowed to continue assessing late payment fees during the winter moratorium. On April 5, 2021, the PSCW issued a written order indicating that it would not extend the moratorium on disconnections further; therefore, utilities could begin disconnecting residential customers for non-payment after April 15, 2021. Utilities are required to offer a deferred payment arrangement to low-income residential customers prior to disconnecting service. The order also allows us to resume charging late payment fees on the full balance of all outstanding arrears, regardless of the associated dates the service was provided, after April 15, 2021.

2022 Rates

On March 30, 2021, we filed an application with the PSCW for the approval of certain accounting treatments which, if approved, would allow us to maintain our current electric and natural gas base rates through 2022 and forego filing a rate case for one year. In connection with the request, we also entered into an agreement, dated March 23, 2021, with various stakeholders. Pursuant to the terms of the agreement, the stakeholders fully support the application, and we expect to file our next rate case by no later than May 1, 2022.

The application filed with the PSCW includes the following key proposals:

•We would amortize, in 2022, certain previously deferred balances to offset approximately half of our forecasted revenue deficiency.
•We would be allowed to defer any increases in tax expense due to changes in tax law that occur in 2021 and/or 2022.
•We would maintain our earnings sharing mechanism for 2022, with modification. The earnings sharing mechanism would be modified to authorize us to retain 100% of the first 15 basis points of earnings above our currently authorized ROE. This modification would expire on December 31, 2022. The earnings sharing mechanism would otherwise remain as currently authorized.

We expect the PSCW to review and consider the application during the second quarter of 2021.

03/31/2021 Form 10-Q	20	Wisconsin Public Service Corporation

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

(1)Amount is net of certain deferred tax benefits from the Tax Legislation that were utilized to reduce near-term rate impacts to our customers. The rate order reflects the majority of the unprotected deferred tax benefits from the Tax Legislation being amortized over two years. Approximately $11 million of tax benefits were amortized in 2020 and approximately $39 million are being amortized in 2021. Unprotected deferred tax benefits by their nature are eligible to be returned to customers in a manner and timeline determined to be appropriate by the PSCW.

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

We will continue having an earnings sharing mechanism through 2021. The earnings sharing mechanism was modified from its previous structure to one that is consistent with other Wisconsin investor-owned utilities. Under this earnings sharing mechanism, if we earn above our authorized ROE: (i) we retain 100.0% of earnings for the first 25 basis points above the authorized ROE; (ii) 50.0% of the next 50 basis points is refunded to customers; and (iii) 100.0% of any remaining excess earnings is refunded to customers. In addition, the rate order also requires us to maintain residential and small commercial electric and natural gas customer fixed charges at previously authorized rates and to maintain the status quo for our electric market-based rate programs for large industrial customers through 2021.

NOTE 18—NEW ACCOUNTING PRONOUNCEMENTS

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

03/31/2021 Form 10-Q	21	Wisconsin Public Service Corporation

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

03/31/2021 Form 10-Q	22	Wisconsin Public Service Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our 2020 Annual Report on Form 10-K.

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

Creating a Sustainable Future

WEC Energy Group's ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fired generation by 2025 at its electric utilities including us. When taken together, the retirements and new investments should better balance supply with demand, while maintaining reliable, affordable energy for our customers. The retirements will contribute to meeting WEC Energy Group's and our goals to reduce CO2 emissions from electric generation.

By the end of 2020, WEC Energy Group was able to reduce CO2 emissions from its electric generation fleet by more than 50% below 2005 levels. As a result, WEC Energy Group announced new goals in May 2021. WEC Energy Group is committing to a 60% reduction in carbon emissions from its electric generation fleet by 2025 and an 80% reduction by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by making operating refinements, retiring less efficient generating units and executing its capital plan. Over the longer term, the target for its generation fleet is net-zero CO2 emissions by 2050.

WEC Energy Group has already retired more than 1,800 MWs of coal-fired generation since the beginning of 2018, which included the 2018 retirement of the Pulliam power plant as well as the jointly-owned Edgewater Unit 4 generating units. As part of the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,800 MW of additional fossil-fueled generation by 2025, which includes the planned retirement in 2023-2024 of the jointly-owned Columbia Units 1-2.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $2 billion from 2021-2025 in renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning a combination of clean, natural gas-fired generation and zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WE based on specific customer needs:

•800 MW of utility-scale solar;
•600 MW of battery storage;
•100 MW of wind;
•100 MW of reciprocating internal combustion engine (RICE) natural gas-fueled generation; and
•the planned purchase of 200 MW of capacity in the West Riverside Energy Center — a new, combined-cycle natural gas plant recently completed by Alliant Energy in Wisconsin.

03/31/2021 Form 10-Q	23	Wisconsin Public Service Corporation

For more details, see Liquidity and Capital Resources – Capital Resources and Requirements – Capital Requirements – Significant Capital Projects.

In addition, we previously received approval from the PSCW to invest in 200 MW of utility-scale solar. We have partnered with an unaffiliated utility to construct two solar projects in Wisconsin: Two Creeks, now in service, and Badger Hollow I, expected to enter commercial operation in the third quarter of 2021. We own 100 MW of Two Creeks and will own 100 MW of Badger Hollow I for a total of 200 MW.

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution system. WEC Energy Group's initial 2030 goal called for a 30% reduction in methane emissions from a 2011 baseline. Given advancements with renewable natural gas, WEC Energy Group is setting a new target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with the ESG Progress Plan, expect to continue strengthening and modernizing our generation fleet and electric and natural gas distribution systems to further improve reliability.

We continue work on our SMRP, which involves modernizing parts of our electric distribution system, including burying or upgrading lines. The project focuses on constructing facilities to improve the reliability of electric service we provide to our customers.

For more details, see Liquidity and Capital Resources – Capital Resources and Requirements – Capital Requirements – Significant Capital Projects.

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

03/31/2021 Form 10-Q	24	Wisconsin Public Service Corporation

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

Earnings

Our earnings for the first quarter of 2021 were $69.3 million, compared to $68.2 million for the same quarter in 2020. See below for additional information on the $1.1 million increase in earnings.

Expected 2021 Annual Effective Tax Rate

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the three months ended March 31, 2021 and 2020 was $85.6 million and $92.9 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

03/31/2021 Form 10-Q	25	Wisconsin Public Service Corporation

Utility Segment Contribution to Net Income

The following table compares our utility segment's contribution to net income during the first quarter of 2021, compared with the same quarter in 2020, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended March 31
(in millions)	2021	2020	B (W)
Electric revenues	$272.7	$272.2	$0.5
Fuel and purchased power	78.6	76.9	(1.7)
Total electric margins	194.1	195.3	(1.2)

Natural gas revenues	132.6	97.2	35.4
Cost of natural gas sold	89.5	54.8	(34.7)
Total natural gas margins	43.1	42.4	0.7

Total electric and natural gas margins	237.2	237.7	(0.5)

Other operation and maintenance	95.4	91.8	(3.6)
Depreciation and amortization	46.0	43.0	(3.0)
Property and revenue taxes	10.2	10.0	(0.2)
Operating income	85.6	92.9	(7.3)

Other income, net	8.2	7.9	0.3
Interest expense	16.2	16.3	0.1
Income before income taxes	77.6	84.5	(6.9)

Income tax expense	8.6	16.6	8.0
Net income	$69.0	$67.9	$1.1

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line items below	$48.7	$44.4	$(4.3)
Transmission (1)	38.0	40.0	2.0
Regulatory amortizations and other pass through expenses (2)	8.7	7.4	(1.3)
Total other operation and maintenance	$95.4	$91.8	$(3.6)

(1)Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for American Transmission Company LLC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the first quarter of 2021 and 2020, $38.4 million and $37.1 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

03/31/2021 Form 10-Q	26	Wisconsin Public Service Corporation

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	MWh (in thousands)
Electric Sales Volumes	2021	2020	B (W)
Customer class
Residential	758.6	732.8	25.8
Small commercial and industrial	968.0	960.3	7.7
Large commercial and industrial	957.5	926.6	30.9
Other	7.6	7.6	—
Total retail	2,691.7	2,627.3	64.4
Wholesale	413.2	477.3	(64.1)
Resale	90.1	199.1	(109.0)
Total sales in MWh	3,195.0	3,303.7	(108.7)

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer class
Residential	115.8	111.0	4.8
Commercial and industrial	75.1	74.7	0.4
Total retail	190.9	185.7	5.2
Transportation	143.8	132.1	11.7
Total sales in therms	334.7	317.8	16.9

	Three Months Ended March 31
	Degree Days
Weather (1)	2021	2020	B (W)
Heating (3,659 Normal)	3,482	3,368	3.4%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Utility Margins

Electric utility margins decreased $1.2 million during the first quarter of 2021, compared with the same quarter in 2020. The significant factors impacting the lower electric utility margins were:

•A $2.9 million net decrease in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2020. This decrease in margins includes a $9.4 million negative impact related to unprotected excess deferred taxes, which we agreed to return to customers over two years and is offset in income taxes. See Note 17, Regulatory Environment, for more information.

•Lower margins of $2.9 million driven by a decrease in wholesale customers related to the expiration of certain wholesale contracts.

These decreases were offset by a $5.8 million increase in margins related to higher retail sales volumes, including the impact of colder winter weather. As measured by heating degree days, the first quarter of 2021 was 3.4% colder than the same quarter in 2020. Weather-normalized retail sales volumes also improved during the first quarter of 2021, compared with the same quarter in 2020, a sign of economic recovery in Wisconsin from the COVID-19 pandemic.

Natural Gas Utility Margins

Natural gas utility margins increased $0.7 million during the first quarter of 2021, compared with the same quarter in 2020. The most significant factor impacting the higher natural gas utility margins was higher sales volumes, primarily driven by colder winter weather.

03/31/2021 Form 10-Q	27	Wisconsin Public Service Corporation

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $6.8 million during the first quarter of 2021, compared with the same quarter in 2020. The significant factors impacting the increase in operating expenses were:

•A $3.0 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $1.3 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $1.1 million increase in property and liability insurance premiums.

•A $0.8 million increase in benefit costs, primarily due to higher deferred compensation costs, partially offset by lower stock-based compensation and medical costs.

Income tax expense

Income tax expense decreased $8.0 million during the first quarter of 2021, compared with the same quarter in 2020. This decrease was primarily due to higher 2021 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with our Wisconsin rate order approved by the PSCW, effective January 1, 2020. This item did not impact earnings as it was offset in operating income. See Note 8, Income Taxes, and Note 17, Regulatory Environment, for more information.

Other Segment Contribution to Net Income

	Three Months Ended March 31
(in millions)	2021	2020	B (W)
Net income	$0.3	$0.3	$—

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the three months ended March 31:

(in millions)	2021	2020	Change in 2021 Over 2020
Cash provided by (used in):
Operating activities	$117.0	$107.4	$9.6
Investing activities	(77.2)	(103.2)	26.0
Financing activities	(40.0)	(4.5)	(35.5)

Operating Activities

Net cash provided by operating activities increased $9.6 million during the first quarter of 2021, compared with the same quarter in 2020, driven by:

•A $5.2 million increase in cash due to lower collateral requirements, driven by a decrease in the fair value of our natural gas derivative liabilities during the first quarter of 2021, compared with the same quarter in 2020.

•A $2.5 million increase in cash from lower payments for other operation and maintenance expenses due to the timing of payments for accounts payable during the first quarter of 2021, compared with the same quarter in 2020.

•A $1.8 million increase in cash related to lower payments for environmental remediation from work completed on former manufactured gas plant sites during the first quarter of 2021, compared with the same quarter in 2020.

03/31/2021 Form 10-Q	28	Wisconsin Public Service Corporation

Investing Activities

Net cash used in investing activities decreased $26.0 million during the first quarter of 2021, compared with the same quarter in 2020, driven by a $38.6 million decrease in cash paid for capital expenditures, which is discussed in more detail below.

This decrease in net cash used in investing activities was partially offset by:

•Proceeds of $7.1 million received in the first quarter of 2020 for the cash surrender of life insurance.

•Payments of $5.1 million to affiliates for assets transferred related to a customer billing system during the first quarter of 2021.

Capital Expenditures

Capital expenditures for the three months ended March 31 were as follows:

(in millions)	2021	2020	Change in 2021 Over 2020
Capital expenditures	$71.2	$109.8	$(38.6)

The decrease in cash paid for capital expenditures during the first quarter of 2021, compared with the same quarter in 2020, was driven by lower payments for capital expenditures related to Badger Hollow I and upgrades of automated meter reading devices.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities increased $35.5 million during the first quarter of 2021, compared with the same quarter in 2020, driven by a $100.0 million equity contribution received from our parent during the first quarter of 2020, to balance our capital structure. We did not receive any equity contributions during the first quarter of 2021. This increase in cash used was offset by a $64.5 million increase in cash related to lower net repayments of commercial paper during the first quarter of 2021, compared with the same quarter in 2020.

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

03/31/2021 Form 10-Q	29	Wisconsin Public Service Corporation

Working Capital

As of March 31, 2021, our current liabilities exceeded our current assets by $466.3 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

WEC Energy Group is committed to investing in solar, wind, battery storage, and clean natural gas-fired generation. Below are examples of projects that are proposed or currently underway.

•We have partnered with an unaffiliated utility to construct a solar project, Badger Hollow I, that will be located in Iowa County, Wisconsin. Once constructed, we will own 100 MW of this project. Our share of the cost of this project is estimated to be approximately $130 million. Commercial operation is expected in the third quarter of 2021.

03/31/2021 Form 10-Q	30	Wisconsin Public Service Corporation

•In February 2021, we, along with WE and an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Paris Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once constructed, we will own 30 MW of solar generation and 16 MW of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $64 million with construction expected to begin in 2022 and completed by the end of 2023.

•In February 2021, we, along with WE, filed an application with the PSCW for approval to accelerate capital investments in two wind parks. Our share of the investment is expected to be approximately $69 million to repower major components of Crane Creek Wind Park, which is expected to be completed by the end of 2022.

•In March 2021, we, along with WE and an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Darien Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once constructed, we will own 38 MW of solar generation and 12 MW of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $67 million with construction expected to begin in late 2021 and completed by the end of 2023.

•In March 2021, we, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire the Red Barn Wind Park, a utility-scale wind-powered electric generating facility. The project will be located in Grant County, Wisconsin and once constructed, we will own 82 MW of this project. If approved, our share of the cost of this project is estimated to be approximately $146 million, with construction expected to begin in early 2022 and completed by the end of 2022.

•In April 2021, we, along with WE and an unaffiliated utility, filed an application with the PSCW for approval to acquire the Koshkonong Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once constructed, we will own 45 MW of solar generation and 25 MW of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $97 million, with construction expected to begin in late 2022 and completed by the second quarter of 2024.

•In April 2021, we, along with WE, filed an application with the PSCW for approval to construct a natural gas-fired generation facility at our existing Weston Power Plant site in northern Wisconsin. The new facility will consist of seven reciprocating internal combustion engines. Once constructed, we will own 64 MW of this project. If approved, our share of the cost of this project is estimated to be approximately $85 million, with construction expected to begin in 2022 and completed in 2023.

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

Contractual Obligations

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2020 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the three months ended March 31, 2021.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. The following discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2020 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental matters, critical accounting policies and estimates, and other matters.

03/31/2021 Form 10-Q	31	Wisconsin Public Service Corporation

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There are still questions regarding the extent and duration of the COVID-19 pandemic itself, as well as the measures currently in place to try to contain the virus. Although the shelter-in-place order that was in effect for Wisconsin has expired, other orders limiting the capacity of various businesses have been adopted at the state and local levels. In addition, similar or more restrictive orders could be adopted in the future depending on how the virus continues to mutate and spread. The effects of the COVID-19 pandemic and related government responses significantly disrupted economic activity in our service territory.

Liquidity and Financial Markets

Upon the initial enactment of certain COVID-19 related shelter-in-place orders in early to mid-March 2020, commercial paper markets became more expensive and related terms became less flexible. In response to these signs of market instability, the Federal Reserve implemented certain measures, including a reduction in its benchmark Federal Funds rate and the establishment of various programs to restore liquidity and stability into the short-term funding markets. These measures continue to have a mitigating effect on commercial paper rates and availability. In addition, the initial disruption in the long-term debt markets as a result of the COVID-19 pandemic has subsided.

Allowance for Credit Losses

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. Risks identified that we do not believe are reflected in historical reserve percentages are assessed on a quarterly basis to determine whether further adjustments are required. Economic disruptions caused by the COVID-19 pandemic, including higher unemployment rates and the inability of some businesses to recover from the pandemic, have caused a higher percentage of accounts receivable to become uncollectible. Although impacts on our results of operations related to uncollectible receivable balances are mitigated by a regulatory mechanism and certain COVID-19 specific regulatory orders we have received, the increase in past due receivables we have experienced has resulted in higher working capital requirements.

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

The timing of Badger Hollow I has been impacted by the COVID-19 pandemic. The parties agreed to delay the expected commercial operation date from December 2020 so that initial staffing increases could be minimized in light of state mandated COVID-19 orders. We now expect Badger Hollow I to be placed into commercial operation during the third quarter of 2021. We are not currently aware of any other major delays or changes related to our capital plan as a result of the COVID-19 pandemic, although we are continuing to monitor potential impacts on an ongoing basis.

03/31/2021 Form 10-Q	32	Wisconsin Public Service Corporation

Employee Safety

The health and safety of our employees during the COVID-19 pandemic is paramount and enables us to continue to provide critical services to our customers.

We are following CDC guidelines and have taken precautions with regard to employee hygiene and facility cleanliness, imposed travel limitations on our employees, provided additional employee benefits, and implemented remote-work policies where appropriate. We have activated an incident management team and updated our pandemic continuity plan, which includes identifying critical work groups and ensuring safe-harbor plans are in place. We have minimized the unnecessary risk of exposure to COVID-19 by implementing self-quarantine measures and have adopted additional precautionary measures for our critical work groups.

Additional protocols have been implemented for our field employees who travel to customer premises in order to protect them, our customers, and the public. We have modified our work protocols to ensure compliance with social distancing and face covering recommendations.

With vaccinations now available in our service area, we continue to provide educational information to employees to encourage them to obtain a vaccine. As the number of administered vaccinations increases, we are developing a return-to-the-workplace strategy for those employees currently working remotely.

All of these safety measures have caused us to incur additional costs that, depending upon the duration of the COVID-19 pandemic, could have a material impact on our results of operations and liquidity.

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

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2020 Annual Report on Form 10-K for a discussion of significant risks applicable to us.

Environmental Matters

See Note 15, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

03/31/2021 Form 10-Q	33	Wisconsin Public Service Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2020 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019 and Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 9, Fair Value Measurements, Note 10, Derivative Instruments, and Note 11, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2021 Form 10-Q	34	Wisconsin Public Service Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2020 Annual Report on Form 10-K. See Note 15, Commitments and Contingencies, and Note 17, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us.

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2020 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

03/31/2021 Form 10-Q	35	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 6, 2021	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2021 Form 10-Q	36	Wisconsin Public Service Corporation