Form 10-Q
period 2021-06-30
WISCONSIN PUBLIC SERVICE CORP
filed 2021-08-05
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
June 30, 2021

All of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2021

06/30/2021 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
Integrys	Integrys Holding, Inc.
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission

Accounting Terms
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
CAA	Clean Air Act
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
AMI	Advanced Metering Infrastructure
Badger Hollow I	Badger Hollow Solar Park I
CDC	Centers for Disease Control and Prevention
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2021-2025
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Order 13990	Executive Order 13990 of January 20, 2021 – Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
FTR	Financial Transmission Right
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.
PTC	Production Tax Credit

06/30/2021 Form 10-Q	ii	Wisconsin Public Service Corporation

ROE	Return on Equity
SMRP	System Modernization and Reliability Project
Tax Legislation	Tax Cuts and Jobs Act of 2017
Two Creeks	Two Creeks Solar Park
WHO	World Health Organization

06/30/2021 Form 10-Q	iii	Wisconsin Public Service Corporation

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

06/30/2021 Form 10-Q	1	Wisconsin Public Service Corporation

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

•The ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, while both continuing to integrate and consolidate WEC Energy Group's enterprise systems with those of its other utilities;

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

06/30/2021 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2021	2020	2021	2020
Operating revenues	$341.2	$312.8	$746.5	$682.2

Operating expenses
Cost of sales	113.6	93.3	281.7	225.0
Other operation and maintenance	96.4	99.3	191.8	191.1
Depreciation and amortization	46.6	43.2	92.6	86.2
Property and revenue taxes	10.0	9.6	20.2	19.6
Total operating expenses	266.6	245.4	586.3	521.9

Operating income	74.6	67.4	160.2	160.3

Other income, net	10.4	8.4	19.0	16.7
Interest expense	16.3	16.0	32.5	32.3
Other expense	(5.9)	(7.6)	(13.5)	(15.6)

Income before income taxes	68.7	59.8	146.7	144.7
Income tax expense	8.5	12.1	17.2	28.8
Net income	$60.2	$47.7	$129.5	$115.9

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2021 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED BALANCE SHEETS (Unaudited)	June 30,	December 31,
(in millions, except share and per share amounts)	2021	2020
Assets
Current assets
Cash and cash equivalents	$2.1	$2.7
Accounts receivable and unbilled revenues, net of reserves of $13.3 and $18.3, respectively	200.8	190.8
Accounts receivable from related parties	12.4	27.6
Materials, supplies, and inventories	89.2	92.7
Prepaid taxes	37.0	39.0
Other	20.6	12.2
Current assets	362.1	365.0

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $1,800.9 and $1,750.7, respectively	4,966.7	4,885.9
Regulatory assets	424.3	449.4
Goodwill	36.4	36.4
Pension and OPEB assets	175.0	159.2
Other	58.2	38.0
Long-term assets	5,660.6	5,568.9
Total assets	$6,022.7	$5,933.9

Liabilities and Equity
Current liabilities
Short-term debt	$206.5	$210.5
Current portion of long-term debt	400.0	400.0
Accounts payable	105.2	129.6
Accounts payable to related parties	32.6	48.8
Accrued payroll and benefits	23.5	22.0
Other	72.7	59.0
Current liabilities	840.5	869.9

Long-term liabilities
Long-term debt	1,247.8	1,244.8
Deferred income taxes	729.6	682.7
Deferred ITCs	59.7	41.3
Regulatory liabilities	751.8	772.6
Environmental remediation liabilities	87.7	88.3
Pension and OPEB obligations	18.8	19.3
Other	100.4	98.3
Long-term liabilities	2,995.8	2,947.3

Commitments and contingencies (Note 16)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,436.6	1,436.4
Retained earnings	654.2	584.7
Common shareholder's equity	2,186.4	2,116.7
Total liabilities and equity	$6,022.7	$5,933.9

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2021 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2021	2020
Operating activities
Net income	$129.5	$115.9
Reconciliation to cash provided by operating activities
Depreciation and amortization	92.6	86.2
Deferred income taxes and ITCs, net	37.1	17.1
Change in –
Accounts receivable and unbilled revenues, net	8.7	41.7
Materials, supplies, and inventories	3.5	7.0
Prepaid taxes	2.0	15.8
Other current assets	1.2	4.8
Accounts payable	(33.2)	(52.1)
Accrued taxes	15.6	2.0
Other current liabilities	1.4	(8.9)
Other, net	(16.9)	3.1
Net cash provided by operating activities	241.5	232.6

Investing activities
Capital expenditures	(172.2)	(232.8)
Proceeds from cash surrender value of life insurance	—	7.1
Payments for assets transferred from affiliates	(5.5)	—
Other, net	(0.4)	1.6
Net cash used in investing activities	(178.1)	(224.1)

Financing activities
Change in short-term debt	(4.0)	(75.0)
Payment of dividends to parent	(60.0)	(140.0)
Equity contribution from parent	—	205.0
Net cash used in financing activities	(64.0)	(10.0)

Net change in cash and cash equivalents	(0.6)	(1.5)
Cash and cash equivalents at beginning of period	2.7	2.3
Cash and cash equivalents at end of period	$2.1	$0.8

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2021 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF EQUITY (Unaudited)

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2020	$95.6	$1,436.4	$584.7	$2,116.7
Net income	—	—	69.3	69.3
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at March 31, 2021	$95.6	$1,436.5	$624.0	$2,156.1
Net income	—	—	60.2	60.2
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at June 30, 2021	$95.6	$1,436.6	$654.2	$2,186.4

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2019	$95.6	$1,221.1	$623.1	$1,939.8
Net income	—	—	68.2	68.2
Equity contribution from parent	—	100.0	—	100.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at March 31, 2020	$95.6	$1,321.2	$661.3	$2,078.1
Net income	—	—	47.7	47.7
Equity contribution from parent	—	105.0	—	105.0
Payment of dividends to parent	—	—	(110.0)	(110.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at June 30, 2020	$95.6	$1,426.3	$599.0	$2,120.9

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2021 Form 10-Q	6	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2021

NOTE 1—GENERAL INFORMATION

Wisconsin Public Service Corporation serves approximately 454,600 electric customers and 336,600 natural gas customers.

As used in these notes, the term "financial statements" refers to the condensed financial statements. This includes the income statements, balance sheets, statements of cash flows, and statements of equity, unless otherwise noted. In this report, when we refer to "the Company," "us," "we," "our," or "ours," we are referring to Wisconsin Public Service Corporation.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2020. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of expected results for 2021 due to seasonal variations and other factors, including any continuing financial impacts from the COVID-19 pandemic.

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

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Wisconsin Public Service Corporation
Electric utility	$287.6	$265.0	$559.0	$536.3
Natural gas utility	50.4	49.3	182.7	146.2
Total revenues from contracts with customers	338.0	314.3	741.7	682.5
Other operating revenues	3.2	(1.5)	4.8	(0.3)
Total operating revenues	$341.2	$312.8	$746.5	$682.2

06/30/2021 Form 10-Q	7	Wisconsin Public Service Corporation

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Residential	$102.8	$98.4	$204.7	$199.5
Small commercial and industrial	93.4	80.7	177.5	164.0
Large commercial and industrial	63.7	51.1	118.9	102.3
Other	2.1	2.1	4.2	4.2
Total retail revenues	262.0	232.3	505.3	470.0
Wholesale	20.7	23.1	39.6	45.5
Resale	0.9	5.3	6.8	10.6
Other utility revenues	4.0	4.3	7.3	10.2
Total electric utility operating revenues	$287.6	$265.0	$559.0	$536.3

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Residential	$41.2	$29.0	$108.5	$87.4
Commercial and industrial	24.3	13.0	63.0	46.1
Total retail revenues	65.5	42.0	171.5	133.5
Transportation	4.4	4.2	10.2	10.2
Other utility revenues (1)	(19.5)	3.1	1.0	2.5
Total natural gas utility operating revenues	$50.4	$49.3	$182.7	$146.2

(1)Includes the revenues subject to our purchased gas recovery mechanism. The negative amount for the three months ended June 30, 2021 primarily relates to the approval by the PSCW to recover from customers, over the second quarter of 2021, the higher natural gas costs that were incurred as a result of the extreme winter weather conditions in February 2021. As these amounts were billed to customers, they were reflected in retail revenues with an offsetting decrease in other utility revenues. See Note 18, Regulatory Environment, for more information.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Alternative revenues (1)	$1.9	$(1.6)	$2.4	$(1.4)
Late payment charges (2)	1.2	—	2.3	1.0
Other	0.1	0.1	0.1	0.1
Total other operating revenues	$3.2	$(1.5)	$4.8	$(0.3)

(1)Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to wholesale customers subject to true-up, as discussed in Note 1(d), Operating Revenues, in our 2020 Annual Report on Form 10-K.

(2)The increase in late payment charges during the three and six months ended June 30, 2021, compared with the same periods in 2020, was a result of the expiration of a regulatory order from the PSCW in response to the COVID-19 pandemic, which included the suspension of late payment charges during a designated time period. See Note 18, Regulatory Environment, for more information.

06/30/2021 Form 10-Q	8	Wisconsin Public Service Corporation

NOTE 3—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at June 30, 2021 and December 31, 2020.

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

We monitor our ongoing credit exposure through active review of counterparty accounts receivable balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. To the extent possible, we work with customers with past due balances to negotiate payment plans, but will disconnect customers for non-payment as allowed by the PSCW, if necessary, and employ collection agencies and legal counsel to pursue recovery of defaulted receivables. For our larger customers, detailed credit review procedures may be performed in advance of any sales being made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers to mitigate credit risk. See Note 18, Regulatory Environment, for information on certain regulatory actions that were and/or are being taken for the purpose of ensuring that essential utility services are available to our customers during the COVID-19 pandemic.

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	June 30, 2021	December 31, 2020
Accounts receivable and unbilled revenues	$214.1	$209.1
Allowance for credit losses	13.3	18.3
Accounts receivable and unbilled revenues, net (1)	$200.8	$190.8

Total accounts receivable, net – past due greater than 90 days (1)	$9.3	$12.6
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	96.1%	94.4%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at June 30, 2021, $78.3 million, or 39.0%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) incurred as a result of the COVID-19 pandemic. The additional protections related to our accounts receivable and unbilled revenue balances provided by these orders are subject to prudency reviews and are still being assessed. They are not reflected in the percentages in the above table or this note. See Note 18, Regulatory Environment, for more information on these orders.

A rollforward of the allowance for credit losses for the three and six months ended June 30, 2021 and 2020 is included below:

	Three Months Ended
(in millions)	June 30, 2021	June 30, 2020
Balance at March 31	$17.5	$8.8
Provision for credit losses	2.1	2.0
Provision for credit losses deferred for future recovery or refund	(4.9)	0.2
Write-offs charged against the allowance	(2.2)	(1.9)
Recoveries of amounts previously written off	0.8	0.9
Balance at June 30	$13.3	$10.0

06/30/2021 Form 10-Q	9	Wisconsin Public Service Corporation

	Six Months Ended
(in millions)	June 30, 2021	June 30, 2020
Balance at December 31	$18.3	$4.2
Provision for credit losses	2.5	5.2
Provision for credit losses deferred for future recovery or refund	(5.0)	3.3
Write-offs charged against the allowance	(4.3)	(4.6)
Recoveries of amounts previously written off	1.8	1.9
Balance at June 30	$13.3	$10.0

The decrease in the allowance for credit losses at June 30, 2021, compared to December 31, 2020, was driven by an improvement in past due accounts receivable balances, primarily related to residential customers. Most of the improvement occurred in the second quarter of 2021, which we believe is related to the start of normal collection practices. See Note 18, Regulatory Environment, for more information.

The increase in the allowance for credit losses from December 31, 2019 to June 30, 2020, was driven by an increase in past due accounts receivable balances. This is a trend we generally see over the winter moratorium months, when we are not allowed to disconnect customer service as a result of non-payment. In Wisconsin, the winter moratorium begins on November 1 and ends on April 15. However, as a result of the COVID-19 pandemic and related regulatory orders we received, we were also unable to disconnect any of our customers during the second quarter of 2020.

NOTE 4—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2021 and December 31, 2020. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2020 Annual Report on Form 10-K.

(in millions)	June 30, 2021	December 31, 2020
Regulatory assets
Pension and OPEB costs	$151.4	$161.4
Environmental remediation costs	114.0	116.1
Plant retirements	54.7	58.5
Income tax related items	51.9	46.7
ReACT™	16.9	18.2
Asset retirement obligations	13.8	13.1
Uncollectible expense	7.7	12.5
Forward Wind Energy Center	6.6	10.3
Other, net	7.3	12.6
Total regulatory assets	$424.3	$449.4

(in millions)	June 30, 2021	December 31, 2020
Regulatory liabilities
Income tax related items	$374.2	$397.0
Removal costs	194.7	193.7
Pension and OPEB benefits	114.7	115.9
Earnings sharing mechanism	28.2	36.8
Electric transmission costs	17.0	16.8
Derivatives	15.5	3.1
Energy costs refundable through rate adjustments	8.8	9.7
Other, net	1.4	3.2
Total regulatory liabilities	$754.5	$776.2

Balance sheet presentation
Other current liabilities	$2.7	$3.6
Regulatory liabilities	751.8	772.6
Total regulatory liabilities	$754.5	$776.2

06/30/2021 Form 10-Q	10	Wisconsin Public Service Corporation

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia generating units 1 and 2 became probable. Columbia generating units 1 and 2 are expected to be retired by the end of 2023 and 2024, respectively. The net book value of our ownership share of these generating units was $282.1 million at June 30, 2021. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 7—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2021	December 31, 2020
Commercial paper
Amount outstanding	$206.5	$210.5
Weighted-average interest rate on amounts outstanding	0.15%	0.18%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2021 was $196.1 million with a weighted-average interest rate during the period of 0.16%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	June 30, 2021
Revolving credit facility	October 2022	$400.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		206.5
Available capacity under existing credit facility		$192.2

NOTE 8—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	June 30, 2021	December 31, 2020
Materials and supplies	$46.5	$45.8
Fossil fuel	25.1	28.0
Natural gas in storage	17.6	18.9
Total	$89.2	$92.7

Substantially all materials and supplies, fossil fuel inventories, and natural gas in storage are recorded using the weighted-average cost method of accounting.

06/30/2021 Form 10-Q	11	Wisconsin Public Service Corporation

NOTE 9—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$14.4	21.0%	$12.6	21.0%
State income taxes net of federal tax benefit	4.3	6.2%	3.6	6.0%
Federal excess deferred tax amortization – Wisconsin unprotected	(8.4)	(12.2)%	(2.7)	(4.6)%
Federal excess deferred tax amortization	(1.3)	(2.0)%	(1.1)	(1.9)%
Other	(0.5)	(0.6)%	(0.3)	(0.3)%
Total income tax expense	$8.5	12.4%	$12.1	20.2%

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$30.8	21.0%	$30.4	21.0%
State income taxes net of federal tax benefit	9.2	6.3%	8.8	6.1%
Federal excess deferred tax amortization – Wisconsin unprotected	(18.9)	(12.9)%	(6.7)	(4.7)%
Federal excess deferred tax amortization	(2.9)	(2.0)%	(2.7)	(1.9)%
Other	(1.0)	(0.7)%	(1.0)	(0.6)%
Total income tax expense	$17.2	11.7%	$28.8	19.9%

The effective tax rates of 12.4% and 11.7% for the three and six months ended June 30, 2021, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. In accordance with the rate order received from the PSCW in December 2019, we are amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to our customers. In addition, as discussed in more detail below, the impact of the protected benefits associated with the Tax Legislation drove a decrease in the effective tax rate. These items were partially offset by state income taxes.

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

See Note 18, Regulatory Environment, for more information on unprotected tax benefits.

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

06/30/2021 Form 10-Q	12	Wisconsin Public Service Corporation

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$11.1	$0.3	$—	$11.4
FTRs	—	—	2.8	2.8
Coal contracts	—	0.8	—	0.8
Total derivative assets	$11.1	$1.1	$2.8	$15.0

Derivative liabilities
Natural gas contracts	$—	$0.2	$—	$0.2
Coal contracts	—	0.1	—	0.1
Total derivative liabilities	$—	$0.3	$—	$0.3

	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.6	$0.1	$—	$1.7
FTRs	—	—	1.2	1.2
Coal contracts	—	0.4	—	0.4
Total derivative assets	$1.6	$0.5	$1.2	$3.3

Derivative liabilities
Natural gas contracts	$1.6	$0.3	$—	$1.9
Coal contracts	—	0.5	—	0.5
Total derivative liabilities	$1.6	$0.8	$—	$2.4

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

06/30/2021 Form 10-Q	13	Wisconsin Public Service Corporation

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Balance at the beginning of the period	$0.4	$0.5	$1.2	$1.3
Purchases	3.0	4.0	3.1	4.0
Settlements	(0.6)	(1.1)	(1.5)	(1.9)
Balance at the end of the period	$2.8	$3.4	$2.8	$3.4

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)	$1,614.2	$1,873.3	$1,613.5	$1,935.9

(1)The carrying amount of long-term debt excludes finance lease obligations of $33.6 million and $31.3 million at June 30, 2021 and December 31, 2020, respectively.

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

	June 30, 2021		December 31, 2020
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$10.4	$0.2	$1.7	$1.7
FTRs	2.8	—	1.2	—
Coal contracts	0.4	—	0.2	0.3
Total other current (1)	13.6	0.2	3.1	2.0

Other long-term
Natural gas contracts	1.0	—	—	0.2
Coal contracts	0.4	0.1	0.2	0.2
Total other long-term (1)	1.4	0.1	0.2	0.4
Total	$15.0	$0.3	$3.3	$2.4

(1)On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

06/30/2021 Form 10-Q	14	Wisconsin Public Service Corporation

Realized gains (losses) on derivatives are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	8.9 Dth	$0.4	8.5 Dth	$(2.7)
FTRs	1.7 MWh	4.5	2.0 MWh	0.1
Total		$4.9		$(2.6)

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	22.5 Dth	$(1.3)	21.2 Dth	$(7.1)
FTRs	4.4 MWh	5.4	3.9 MWh	0.5
Total		$4.1		$(6.6)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2021 and December 31, 2020, we had posted cash collateral of $6.3 million and $3.7 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets. At June 30, 2021, we had also received cash collateral of $8.1 million in our margin accounts. This amount was recorded on our balance sheet in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2021			December 31, 2020
(in millions)	Derivative Assets		Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$15.0		$0.3	$3.3	$2.4
Gross amount not offset on the balance sheet	(8.1)	(1)	—	(1.6)	(1.6)
Net amount	$6.9		$0.3	$1.7	$0.8

(1)    Includes cash collateral received of $8.1 million.

NOTE 12—GUARANTEES

As of June 30, 2021, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that extended credit to us which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 13—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Service cost	$2.3	$2.3	$5.3	$4.9
Interest cost	5.5	6.4	11.0	12.6
Expected return on plan assets	(13.0)	(12.2)	(25.9)	(24.3)
Amortization of net actuarial loss	6.4	6.1	13.3	11.9
Net periodic benefit cost	$1.2	$2.6	$3.7	$5.1

06/30/2021 Form 10-Q	15	Wisconsin Public Service Corporation

	OPEB Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Service cost	$0.9	$1.0	$2.1	$2.2
Interest cost	1.1	1.3	2.1	2.6
Expected return on plan assets	(5.2)	(4.5)	(10.2)	(9.1)
Amortization of prior service credit	(2.6)	(2.7)	(5.2)	(5.3)
Amortization of net actuarial gain	(1.3)	(0.4)	(1.8)	(0.7)
Net periodic benefit credit	$(7.1)	$(5.3)	$(13.0)	$(10.3)

During the six months ended June 30, 2021, we made contributions and payments of $0.3 million related to our pension plans and $0.5 million related to our OPEB plans. We expect to make contributions and payments of $0.3 million related to our pension plans and $0.4 million related to our OPEB plans during the remainder of 2021, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 14—GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the six months ended June 30, 2021. We had no accumulated impairment losses related to our goodwill as of June 30, 2021.

NOTE 15—SEGMENT INFORMATION

We use net income to measure segment profitability and to allocate resources to our businesses. At June 30, 2021, we reported two segments, which are described below.

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

The following tables show summarized financial information for the three and six months ended June 30, 2021 and 2020, related to our reportable segments:

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended June 30, 2021
Operating revenues	$341.2	$—	$341.2
Other operation and maintenance	96.4	—	96.4
Depreciation and amortization	46.6	—	46.6
Other income, net	9.9	0.5	10.4
Interest expense	16.3	—	16.3
Income tax expense	8.4	0.1	8.5
Net income	59.8	0.4	60.2

06/30/2021 Form 10-Q	16	Wisconsin Public Service Corporation

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended June 30, 2020
Operating revenues	$312.8	$—	$312.8
Other operation and maintenance	99.3	—	99.3
Depreciation and amortization	43.2	—	43.2
Other income, net	8.0	0.4	8.4
Interest expense	16.0	—	16.0
Income tax expense	12.0	0.1	12.1
Net income	47.4	0.3	47.7

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Six Months Ended June 30, 2021
Operating revenues	$746.5	$—	$746.5
Other operation and maintenance	191.8	—	191.8
Depreciation and amortization	92.6	—	92.6
Other income, net	18.1	0.9	19.0
Interest expense	32.5	—	32.5
Income tax expense	17.0	0.2	17.2
Net income	128.8	0.7	129.5

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Six Months Ended June 30, 2020
Operating revenues	$682.2	$—	$682.2
Other operation and maintenance	191.1	—	191.1
Depreciation and amortization	86.2	—	86.2
Other income, net	15.9	0.8	16.7
Interest expense	32.3	—	32.3
Income tax expense	28.6	0.2	28.8
Net income	115.3	0.6	115.9

NOTE 16—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2021, were approximately $0.8 billion.

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

06/30/2021 Form 10-Q	17	Wisconsin Public Service Corporation

Air Quality

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In December 2020, the EPA completed its 5-year review of the ozone standard and issued a final decision to retain, without any changes, the existing 2015 standard. Under Executive Order 13990, the Biden Administration ordered that all agencies review existing regulations, orders, guidance documents, policies, and similar actions promulgated, issued, or adopted between January 20, 2017 and January 20, 2021. Consequently, the December 2020 decision to retain the 2015 ozone standards with no changes is currently under review by the EPA.

The EPA issued final nonattainment area designations for the 2015 ozone standard in April 2018. The following counties within our service territory were designated as partial nonattainment: Door and Manitowoc. This re-designation was challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation. As a result of the July 2020 remand, in May 2021, the EPA announced it was taking final action to revise the boundaries for six nonattainment areas, including several in Wisconsin. Under the new designations, the Wisconsin nonattainment areas of Door and Manitowoc counties are being expanded.

In February 2021, the Wisconsin Department of Natural Resources proposed draft revisions to the Wisconsin Administrative Code to adopt the 2015 ozone standard and incorporate by reference the federal air pollution monitoring requirements related to the NAAQS. The Natural Resources Board adopted the rule as proposed during their June 2021 meeting. We believe that we are well positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with associated state or federal rules.

Particulate Matter

In addition to the 2015 ozone standard, in December 2020, the EPA completed its 5-year review of the 2012 standard for particulate matter, including fine particulate matter. The EPA determined that no revisions were necessary to the current standard. This determination was also subject to review under Executive Order 13990 and in June 2021, the EPA announced it would reconsider the December 2020 decision. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from the December 2020 determination supports revising the level of the annual standard for the particulate matter NAAQS to below the current level of 12 micrograms per cubic meter, while retaining the 24-hour standard. A proposed rule-making is expected in summer 2022, and a final rule is expected in spring 2023. All counties within our service territories are in attainment with the current 2012 standards.

Climate Change

The ACE rule, effective since September 2019, was vacated by the D.C. Circuit Court of Appeals in January 2021. The ACE rule replaced the Clean Power Plan and provided existing coal-fired generating units with standards for achieving GHG emission reductions. In a memorandum issued to the EPA regional administrators in February 2021, the EPA stated that the D.C. Circuit Court decision meant that no existing rule regulates GHG emissions from electric generating units. The EPA is currently reviewing its options for such regulations and has signaled that a draft rule will not be ready until 2022 at the earliest.

In January 2021, the EPA finalized a rule to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The rule became effective March 14, 2021; however, on March 17, 2021 the EPA asked the D.C. Circuit Court of Appeals to vacate and remand the final rule, which was granted by the D.C. Circuit Court of Appeals on April 5, 2021. Despite this uncertainty, WEC Energy Group continues to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

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

06/30/2021 Form 10-Q	18	Wisconsin Public Service Corporation

2025 and an 80% reduction by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by the retirement of older, less efficient units, operating refinements, and the use of existing technology while executing its ESG Progress Plan. Over the longer term, the target for WEC Energy Group's generation fleet is net-zero carbon emissions by 2050. We have already retired approximately 300 MW of coal-fired generation since the beginning of 2018. As part of the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,800 MW of additional fossil-fueled generation by 2025, which includes the planned retirements in 2023-2024 of the jointly-owned Columbia Units 1-2.

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

Cross-State Air Pollution Rule Update Rule Revision

In 2015, the EPA determined that several upwind states had failed to submit state implementation plans that addressed their "Good Neighbor" obligations (i.e., the states projected NOx emissions significantly contribute to a continuing downwind nonattainment and/or maintenance problem); therefore, by statute, the EPA was required to issue a federal implementation plan. In March 2021, the EPA finalized a CSAPR update rule revision that keeps nine of the 21 CSAPR affected states (including Wisconsin) as a Group 2 NOx ozone season trading program source and found that the prior CSAPR update is sufficient to meet its "Good Neighbor" obligations. No further NOx reductions would be needed within these nine states. This rule became effective June 29, 2021. We do not expect that the final rule will have a material impact on our financial condition or results of operations.

Water Quality

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016 and was modified in 2020 to revise the treatment technology requirements related to BATW at existing facilities. This rule created new requirements for several types of power plant wastewaters. The new requirement that affects us relates to discharge limits for BATW. Our Weston power plant facility already has advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. There will, however, need to be facility modifications to meet water permit requirements for the BATW systems at Weston Unit 3. Based on engineering cost estimates, we expect that compliance with the ELG rule will require approximately $10 million in capital investment.

In July 2021, the EPA announced that it intends to initiate rulemaking to revise the ELG Rule as modified in 2020. The EPA has stated that the ELG Rule will continue to be implemented and enforced while the agency pursues this rulemaking process. The EPA plans to propose a revised rule in the fall of 2022.

Land Quality

Manufactured Gas Plant Remediation

We have identified sites at which we or a predecessor company owned or operated a manufactured gas plant or stored manufactured gas. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. We are responsible for the environmental remediation of these sites, some of which are in the EPA Superfund Alternative Approach Program. We are also working with the state of Wisconsin in our investigation and remediation planning. These sites are at various stages of investigation, monitoring, remediation, and closure.

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

06/30/2021 Form 10-Q	19	Wisconsin Public Service Corporation

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	June 30, 2021	December 31, 2020
Regulatory assets	$114.0	$116.1
Reserves for future environmental remediation	87.7	88.3

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

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2021	2020
Cash paid for interest, net of amount capitalized	$31.7	$32.0
Cash received for income taxes, net	(35.1)	—
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	16.3	33.1

NOTE 18—REGULATORY ENVIRONMENT

Recovery of Natural Gas Costs

Due to the cold temperatures, wind, snow, and ice throughout the central part of the country during February 2021, the cost of gas purchased for our natural gas utility customers was temporarily driven significantly higher than our normal winter weather expectations. We have a regulatory mechanism in place for recovering all prudently incurred gas costs.

On March 30, 2021, we filed our revised natural gas rate sheets with the PSCW reflecting approximately $28 million of natural gas costs in excess of the benchmark set in our gas cost recovery mechanism. We recovered these excess costs over a period of three months, beginning in April 2021.

06/30/2021 Form 10-Q	20	Wisconsin Public Service Corporation

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC. COVID-19 has spread globally, including throughout the United States and, in turn, our service territory. In response to the COVID-19 pandemic, Wisconsin declared a public health emergency and issued a shelter-in-place order, which has since been lifted. In March 2020, the PSCW issued two orders in response to the COVID-19 pandemic. The first order required all public utilities in the state of Wisconsin, including us, to temporarily suspend disconnections, the assessment of late fees, and deposit requirements for all customer classes. In addition, it required utilities to reconnect customers that were previously disconnected, offer deferred payment arrangements to all customers, and streamline the application process for customers applying for utility service.

In the second order issued in March 2020, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. The PSCW affirmed that this authorization for deferral includes the incremental increase in uncollectible expense above what is currently being recovered in rates. As we already have a cost recovery mechanism in place to recover uncollectible expense for residential customers, this new deferral only impacts the recovery of uncollectible expense for our commercial and industrial customers. See Note 3, Credit Losses, for information regarding changes to our allowance for credit losses. As of June 30, 2021, amounts deferred related to the COVID-19 pandemic were not significant. The PSCW will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings.

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

Subsequent to the June 2020 order, the PSCW extended the moratorium on disconnections of residential customers until November 1, 2020. In accordance with Wisconsin regulations, utilities are generally not allowed to disconnect residential customers for non-payment during the winter moratorium, which began on November 1, 2020 and ended on April 15, 2021. Utilities were allowed to continue assessing late payment fees during the winter moratorium. On April 5, 2021, the PSCW issued a written order indicating that it would not extend the moratorium on disconnections further; therefore, utilities could begin disconnecting residential customers for non-payment after April 15, 2021. Utilities are required to offer a deferred payment arrangement to low-income residential customers prior to disconnecting service. The order also allowed us to resume charging late payment fees on the full balance of all outstanding arrears, regardless of the associated dates the service was provided, after April 15, 2021.

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

We expect the PSCW to review and consider the application during the third quarter of 2021.

06/30/2021 Form 10-Q	21	Wisconsin Public Service Corporation

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

(2)The rate order is net of $21 million of refunds related to our 2018 earnings sharing mechanism. These refunds are being made to customers evenly over two years, with half returned in 2020 and the remainder being returned in 2021.

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

NOTE 19—NEW ACCOUNTING PRONOUNCEMENTS

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

06/30/2021 Form 10-Q	22	Wisconsin Public Service Corporation

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

06/30/2021 Form 10-Q	23	Wisconsin Public Service Corporation

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

06/30/2021 Form 10-Q	24	Wisconsin Public Service Corporation

For more details, see Liquidity and Capital Resources – Capital Resources and Requirements – Capital Requirements – Significant Capital Projects.

In addition, we previously received approval from the PSCW to invest in 200 MW of utility-scale solar. We have partnered with an unaffiliated utility to construct two solar projects in Wisconsin: Two Creeks, now in service, and Badger Hollow I, expected to enter commercial operation in the fourth quarter of 2021. We own 100 MW of Two Creeks and will own 100 MW of Badger Hollow I for a total of 200 MW.

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

We are in the final year of our SMRP, which involves modernizing parts of our electric distribution system, including burying or upgrading lines. The focus of the project has been on constructing facilities to improve the reliability of electric service we provide to our customers.

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

06/30/2021 Form 10-Q	25	Wisconsin Public Service Corporation

Safety

Safety is one of our core values and a critical component of our culture. We are committed to keeping our employees and the public safe through a comprehensive corporate safety program that focuses on employee engagement and elimination of at-risk behaviors.

Under our "Target Zero" mission, we have an ultimate goal of zero incidents, accidents, and injuries. Management and union leadership work together to reinforce the Target Zero culture. We set annual goals for safety results as well as measurable leading indicators, in order to raise awareness of at-risk behaviors and situations and guide injury-prevention activities. All employees are encouraged to report unsafe conditions or incidents that could have led to an injury. Injuries and tasks with high levels of risk are assessed, and findings and best practices are shared across the WEC Energy Group companies.

Our corporate safety program provides a forum for addressing employee concerns, training employees and contractors on current safety standards, and recognizing those who demonstrate a safety focus.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2021

Earnings

Our earnings for the second quarter of 2021 were $60.2 million, compared to $47.7 million for the same quarter in 2020. See below for additional information on the $12.5 million increase in earnings.

Non-GAAP Financial Measures

The discussion below addresses the contribution of our utility segment to net income. The discussion includes financial information prepared in accordance with GAAP, as well as electric margins and natural gas margins, which are not measures of financial performance under GAAP. Electric margins (electric revenues less fuel and purchased power costs) and natural gas margins (natural gas revenues less cost of natural gas sold) are non-GAAP financial measures because they exclude other operation and maintenance expense, depreciation and amortization, and property and revenue taxes.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the three months ended June 30, 2021 and 2020 was $74.6 million and $67.4 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

06/30/2021 Form 10-Q	26	Wisconsin Public Service Corporation

Utility Segment Contribution to Net Income

The following table compares our utility segment's contribution to net income during the second quarter of 2021, compared with the same quarter in 2020, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended June 30
(in millions)	2021	2020	B (W)
Electric revenues	$290.4	$263.5	$26.9
Fuel and purchased power	90.4	72.2	(18.2)
Total electric margins	200.0	191.3	8.7

Natural gas revenues	50.8	49.3	1.5
Cost of natural gas sold	23.2	21.1	(2.1)
Total natural gas margins	27.6	28.2	(0.6)

Total electric and natural gas margins	227.6	219.5	8.1

Other operation and maintenance	96.4	99.3	2.9
Depreciation and amortization	46.6	43.2	(3.4)
Property and revenue taxes	10.0	9.6	(0.4)
Operating income	74.6	67.4	7.2

Other income, net	9.9	8.0	1.9
Interest expense	16.3	16.0	(0.3)
Income before income taxes	68.2	59.4	8.8

Income tax expense	8.4	12.0	3.6
Net income	$59.8	$47.4	$12.4

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line items below	$48.2	$49.0	$0.8
Transmission (1)	37.9	39.9	2.0
Regulatory amortizations and other pass through expenses (2)	10.3	10.4	0.1
Total other operation and maintenance	$96.4	$99.3	$2.9

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended June 30, 2021 and 2020, $37.3 million and $34.7 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

06/30/2021 Form 10-Q	27	Wisconsin Public Service Corporation

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2021	2020	B (W)
Customer class
Residential	701.8	698.7	3.1
Small commercial and industrial	973.4	892.5	80.9
Large commercial and industrial	982.3	880.4	101.9
Other	5.4	5.3	0.1
Total retail	2,662.9	2,476.9	186.0
Wholesale	431.6	499.7	(68.1)
Resale	42.8	253.4	(210.6)
Total sales in MWh	3,137.3	3,230.0	(92.7)

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer class
Residential	34.5	41.0	(6.5)
Commercial and industrial	26.7	29.2	(2.5)
Total retail	61.2	70.2	(9.0)
Transportation	107.1	93.8	13.3
Total sales in therms	168.3	164.0	4.3

	Three Months Ended June 30
	Degree Days
Weather (1)	2021	2020	B (W)
Heating (964 Normal)	854	1,078	(20.8)%
Cooling (137 Normal)	242	185	30.8%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Utility Margins

Electric utility margins increased $8.7 million during the second quarter of 2021, compared with the same quarter in 2020, driven by higher retail sales volumes, including the impact of weather. As measured by cooling degree days, the second quarter of 2021 was 30.8% warmer than the same quarter in 2020. Commercial and industrial retail sales volumes also improved during the second quarter of 2021, compared with the same quarter in 2020, due to the continued economic recovery in Wisconsin from the COVID-19 pandemic.

Natural Gas Utility Margins

Natural gas utility margins decreased $0.6 million during the second quarter of 2021, compared with the same quarter in 2020. The most significant factor impacting the lower natural gas utility margins was lower retail sales volumes, driven by warmer spring weather during the second quarter of 2021. As measured by heating degree days, the second quarter of 2021 was 20.8% warmer than the same quarter in 2020.

06/30/2021 Form 10-Q	28	Wisconsin Public Service Corporation

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $0.9 million during the second quarter of 2021, compared with the same quarter in 2020. The significant factor impacting the increase in operating expenses was a $3.4 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan. This increase in operating expenses was partially offset by a $2.0 million decrease in transmission expense as approved in the PSCW's 2019 rate order, which was effective January 1, 2020. See the notes under the other operation and maintenance table above for more information.

Other Income, Net

Other income, net increased $1.9 million during the second quarter of 2021, compared with the same quarter in 2020, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 13, Employee Benefits, for more information on our benefit costs.

Income Tax Expense

Income tax expense decreased $3.6 million during the second quarter of 2021, compared with the same quarter in 2020. This decrease was primarily due to higher 2021 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with our Wisconsin rate order approved by the PSCW, effective January 1, 2020. This item did not impact earnings as it was offset in operating income. Partially offsetting this decrease in income tax expense was an increase in pretax income. See Note 9, Income Taxes, and Note 18, Regulatory Environment, for more information.

Other Segment Contribution to Net Income

	Three Months Ended June 30
(in millions)	2021	2020	B (W)
Net income	$0.4	$0.3	$0.1

SIX MONTHS ENDED JUNE 30, 2021

Earnings

Our earnings for the six months ended June 30, 2021 were $129.5 million, compared to $115.9 million for the same period in 2020. See below for additional information on the $13.6 million increase in earnings.

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

Non-GAAP Financial Measures

The discussion below addresses the contribution of our utility segment to net income. The discussion includes financial information prepared in accordance with GAAP, as well as electric margins and natural gas margins, which are not measures of financial performance under GAAP. Electric margins (electric revenues less fuel and purchased power costs) and natural gas margins (natural gas revenues less cost of natural gas sold) are non-GAAP financial measures because they exclude other operation and maintenance expense, depreciation and amortization, and property and revenue taxes.

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

06/30/2021 Form 10-Q	29	Wisconsin Public Service Corporation

Similarly, the presentation of electric and natural gas margins herein is intended to provide supplemental information for investors regarding our operating performance.

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the six months ended June 30, 2021 and 2020 was $160.2 million and $160.3 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Utility Segment Contribution to Net Income

	Six Months Ended June 30
(in millions)	2021	2020	B (W)
Electric revenues	$563.1	$535.7	$27.4
Fuel and purchased power	169.0	149.1	(19.9)
Total electric margins	394.1	386.6	7.5

Natural gas revenues	183.4	146.5	36.9
Cost of natural gas sold	112.7	75.9	(36.8)
Total natural gas margins	70.7	70.6	0.1

Total electric and natural gas margins	464.8	457.2	7.6

Other operation and maintenance	191.8	191.1	(0.7)
Depreciation and amortization	92.6	86.2	(6.4)
Property and revenue taxes	20.2	19.6	(0.6)
Operating income	160.2	160.3	(0.1)

Other income, net	18.1	15.9	2.2
Interest expense	32.5	32.3	(0.2)
Income before income taxes	145.8	143.9	1.9

Income tax expense	17.0	28.6	11.6
Net income	$128.8	$115.3	$13.5

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line items below	$96.9	$93.4	$(3.5)
Transmission (1)	75.9	79.9	4.0
Regulatory amortizations and other pass through expenses (2)	19.0	17.8	(1.2)
Total other operation and maintenance	$191.8	$191.1	$(0.7)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2021 and 2020, $75.7 million and $71.8 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

06/30/2021 Form 10-Q	30	Wisconsin Public Service Corporation

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2021	2020	B (W)
Customer class
Residential	1,460.4	1,431.5	28.9
Small commercial and industrial	1,941.4	1,852.8	88.6
Large commercial and industrial	1,939.8	1,807.0	132.8
Other	13.0	12.9	0.1
Total retail	5,354.6	5,104.2	250.4
Wholesale	844.8	977.0	(132.2)
Resale	132.9	452.5	(319.6)
Total sales in MWh	6,332.3	6,533.7	(201.4)

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer Class
Residential	150.3	152.0	(1.7)
Commercial and industrial	101.8	103.9	(2.1)
Total retail	252.1	255.9	(3.8)
Transportation	250.9	225.9	25.0
Total sales in therms	503.0	481.8	21.2

	Six Months Ended June 30
	Degree Days
Weather (1)	2021	2020	B (W)
Heating (4,623 Normal)	4,336	4,446	(2.5)%
Cooling (137 Normal)	242	185	30.8%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Utility Margins

Electric utility margins increased $7.5 million during the six months ended June 30, 2021, compared with the same period in 2020. The significant factor impacting the higher electric utility margins was a $14.9 million increase in margins related to higher retail sales volumes, including the impact of weather. As measured by cooling degree days, the six months ended June 30, 2021 were 30.8% warmer than the same period in 2020. Commercial and industrial retail sales volumes also improved during the six months ended June 30, 2021, compared with the same period in 2020, due to the continued economic recovery in Wisconsin from the COVID-19 pandemic.

This increase in margins was partially offset by:

•Lower margins of $3.7 million driven by a decrease in wholesale customers related to the expiration of certain wholesale contracts.

•A $2.2 million net decrease in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2020. The positive impact of increased rates from the rate order was more than offset by a $15.3 million negative impact related to unprotected excess deferred taxes, which we agreed to return to customers over two years and is offset in income taxes. See Note 18, Regulatory Environment, for more information.

•A $1.9 million decrease in margins driven by higher purchased capacity costs.

06/30/2021 Form 10-Q	31	Wisconsin Public Service Corporation

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $7.7 million during the six months ended June 30, 2021, compared with the same period in 2020. The significant factors impacting the increase in operating expenses were:

•A $6.4 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $1.5 million increase in property and liability insurance premiums.

•A $1.2 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $1.0 million increase in customer service expenses, primarily related to additional costs from an information technology project created to improve the billing, call center, and credit collection functions, as well as higher call volumes and metering costs.

These increases in operating expenses were partially offset by a $4.0 million decrease in transmission expense as approved in the PSCW's 2019 rate order, which was effective January 1, 2020. See the notes under the other operation and maintenance table above for more information.

Other Income, Net

Other income, net increased $2.2 million during the six months ended June 30, 2021, compared with the same period in 2020, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs.

Income Tax Expense

Income tax expense decreased $11.6 million during the six months ended June 30, 2021, compared with the same period in 2020. This decrease was primarily due to higher 2021 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with our Wisconsin rate order approved by the PSCW, effective January 1, 2020. This item did not impact earnings as it was offset in operating income.

Other Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2021	2020	B (W)
Net income	$0.7	$0.6	$0.1

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2021	2020	Change in 2021 Over 2020
Cash provided by (used in):
Operating activities	$241.5	$232.6	$8.9
Investing activities	(178.1)	(224.1)	46.0
Financing activities	(64.0)	(10.0)	(54.0)

06/30/2021 Form 10-Q	32	Wisconsin Public Service Corporation

Operating Activities

Net cash provided by operating activities increased $8.9 million during the six months ended June 30, 2021, compared with the same period in 2020, driven by:

•A $35.1 million increase in cash related to the monetization of tax credits in 2021. There were no receipts or payments of income taxes during the six months ended June 30, 2020.

•A $19.3 million increase in cash due to lower collateral requirements, driven by an increase in the fair value of our natural gas derivative assets during the six months ended June 30, 2021, compared with the same period in 2020.

•A $5.1 million increase in cash related to higher overall collections from customers. This increase was driven by warmer spring weather and the continued economic recovery in Wisconsin from the COVID-19 pandemic. In addition, during the second quarter of 2021, we began recovering natural gas costs in excess of the benchmark set in our gas cost recovery mechanism as approved by the PSCW. See Note 18, Regulatory Environment, for more information.

These increases in net cash provided by operating activities were partially offset by:

•A $36.4 million decrease in cash from higher payments for other operation and maintenance expenses during the six months ended June 30, 2021, compared with the same period in 2020. Our payments were higher primarily due to the timing of payments for accounts payable and transmission.

•An $18.0 million decrease in cash related to higher payments for fuel and purchased power at our plants during the six months ended June 30, 2021, compared with the same period in 2020. Our payments for fuel and purchased power increased due to higher payments for natural gas during the six months ended June 30, 2021, compared with the same period in 2020. Natural gas costs increased significantly throughout the central part of the country in February 2021 related to extreme weather conditions. This increase in natural gas costs drove higher payments for fuel used at our plants. See Note 18, Regulatory Environment, for more information on the recovery of these natural gas costs.

Investing Activities

Net cash used in investing activities decreased $46.0 million during the six months ended June 30, 2021, compared with the same period in 2020, driven by a $60.6 million decrease in cash paid for capital expenditures, which is discussed in more detail below.

This decrease in net cash used in investing activities was partially offset by:

•Proceeds of $7.1 million received for the cash surrender of life insurance during the six months ended June 30, 2020.

•Payments of $5.5 million to affiliates for assets transferred related to a customer billing system during the six months ended June 30, 2021.

Capital Expenditures

Capital expenditures for the six months ended June 30 were as follows:

(in millions)	2021	2020	Change in 2021 Over 2020
Capital expenditures	$172.2	$232.8	$(60.6)

The decrease in cash paid for capital expenditures during the six months ended June 30, 2021, compared with the same period in 2020, was driven by lower payments for capital expenditures related to Badger Hollow I and Two Creeks and upgrades of automated meter reading devices during the six months ended June 30, 2021.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

06/30/2021 Form 10-Q	33	Wisconsin Public Service Corporation

Financing Activities

Net cash used in financing activities increased $54.0 million during the six months ended June 30, 2021, compared with the same period in 2020, driven by a $205.0 million equity contribution received from our parent during the six months ended June 30, 2020, to balance our capital structure. We did not receive any equity contributions during the six months ended June 30, 2021.

This increase in net cash used in financing activities was partially offset by:

•An $80.0 million increase in cash due to lower dividends paid to our parent during the six months ended June 30, 2021, compared with the same period in 2020, to balance our capital structure.

•A $71.0 million increase in cash related to lower net repayments of commercial paper during the six months ended June 30, 2021, compared with the same period in 2020.

For more information on our financing activities, see Note 7, Short-Term Debt and Lines of Credit.

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

Working Capital

As of June 30, 2021, our current liabilities exceeded our current assets by $478.4 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

06/30/2021 Form 10-Q	34	Wisconsin Public Service Corporation

explanation of the significance of these ratings may be obtained from the rating agency. Such ratings are not a recommendation to buy, sell, or hold securities. Any rating can be revised upward or downward or withdrawn at any time by a rating agency.

If we are unable to successfully take actions to manage any additional impacts from the COVID-19 pandemic, the credit rating agencies could place our credit ratings on negative outlook or downgrade our credit ratings. Any such actions by credit rating agencies may make it more difficult and costly for us to issue future debt securities and certain other types of financing and could increase borrowing costs under our credit facility.

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

•We have partnered with an unaffiliated utility to construct a utility-scale solar project, Badger Hollow I, that will be located in Iowa County, Wisconsin. Once constructed, we will own 100 MW of this project. Our share of the cost of this project is estimated to be approximately $130 million. Commercial operation is expected in the fourth quarter of 2021.

•In February 2021, we, along with WE and an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Paris Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once constructed, we will own 30 MW of solar generation and 17 MW of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $65 million with construction expected to begin in 2022 and completed by the end of 2023.

•In February 2021, we, along with WE, filed an application with the PSCW for approval to accelerate capital investments in two wind parks. If approved, our share of the investment is expected to be approximately $69 million to repower major components of Crane Creek Wind Park, which is expected to be completed by the end of 2022.

•In March 2021, we, along with WE and an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Darien Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once constructed, we will own 37 MW of solar generation and 12 MW of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $65 million with construction expected to begin in late 2021 and completed by the end of 2023.

•In March 2021, we, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire the Red Barn Wind Park, a utility-scale wind-powered electric generating facility. The project will be located in Grant County, Wisconsin and

06/30/2021 Form 10-Q	35	Wisconsin Public Service Corporation

once constructed, we will own 82 MW of this project. If approved, our share of the cost of this project is estimated to be approximately $140 million, with construction expected to begin in early 2022 and completed by the end of 2022.

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

Contractual Obligations

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2020 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the six months ended June 30, 2021.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. This discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2020 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental matters, critical accounting policies and estimates, and other matters.

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There are still questions regarding the extent and duration of the COVID-19 pandemic itself, as well as the measures currently in place to try to contain the virus. Shelter-in-place and other orders limiting the capacity of various businesses that were in effect for our service territory have now expired. Similar orders could be adopted in the future depending on how the virus continues to mutate and spread. The effects of the COVID-19 pandemic and related government responses significantly disrupted economic activity in our service territory in 2020 and continues to impact our results in 2021.

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

06/30/2021 Form 10-Q	36	Wisconsin Public Service Corporation

Allowance for Credit Losses

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. Risks identified that we do not believe are reflected in historical reserve percentages are assessed on a quarterly basis to determine whether further adjustments are required. Economic disruptions caused by the COVID-19 pandemic, including higher unemployment rates and the inability of some businesses to recover from the pandemic, have caused a higher percentage of accounts receivable to become uncollectible. Although impacts on our results of operations related to uncollectible receivable balances are mitigated by a regulatory mechanism and certain COVID-19 specific regulatory orders we have received, the increase in past due receivables we have experienced has resulted in higher working capital requirements. However, with normal collection practices underway, our working capital position has improved in the second quarter of 2021 from where we were at the end of the first quarter of 2021, and we expect working capital to continue to improve throughout the remainder of the year.

Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) and foregone revenues related to the COVID-19 pandemic. The additional protections provided by these COVID-19 specific regulatory orders are still being assessed and will be subject to prudency reviews. See Note 18, Regulatory Environment, for more information.

Loss of Business

We saw a decrease in the consumption of electricity and natural gas by some of our commercial and industrial customers as a result of the COVID-19 pandemic. Although many of these customers have started to recover, the extent to which this decreased consumption continues to impact our results of operations and liquidity is dependent upon the duration of the COVID-19 pandemic and the ability of our customers to resume and continue normal operations.

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

The timing of Badger Hollow I was impacted by the COVID-19 pandemic. The parties agreed to delay the expected commercial operation date from December 2020 so that initial staffing increases could be minimized in light of state mandated COVID-19 orders. We now expect Badger Hollow I to be placed into commercial operation during the fourth quarter of 2021. We are not currently aware of any other major delays or changes related to our capital plan as a result of the COVID-19 pandemic, although we are continuing to monitor potential impacts on an ongoing basis.

Employee Safety

The health and safety of our employees during the COVID-19 pandemic is paramount and enables us to continue to provide critical services to our customers.

We are following CDC guidelines and have taken precautions with regard to employee hygiene and facility cleanliness, imposed travel limitations on our employees, provided additional employee benefits, and implemented remote-work policies where appropriate. We have an incident management team and updated our pandemic continuity plan, which includes identifying critical work groups and ensuring safe-harbor plans are in place. We have minimized the unnecessary risk of exposure to COVID-19 by implementing self-quarantine measures and have adopted additional precautionary measures for our critical work groups.

Additional protocols have been implemented for our field employees who travel to customer premises in order to protect them, our customers, and the public. We have modified our work protocols to ensure compliance with social distancing and face covering recommendations.

We continue to provide educational information to employees to encourage them to obtain the COVID-19 vaccine. We are developing return-to-the workplace strategies for those employees currently working remotely, taking into consideration factors

06/30/2021 Form 10-Q	37	Wisconsin Public Service Corporation

such as any updated CDC guidelines, the delta variant, any increases in COVID-19 cases in our service territories, and the overall level of risk to our employees and customers.

All of these safety measures have caused us to incur additional costs that, depending upon the duration of the COVID-19 pandemic, could have a material impact on our results of operations and liquidity.

Regulatory Environment

We took actions to ensure that essential utility services were available to our customers during the COVID-19 pandemic. In addition, the PSCW issued written orders requiring certain actions by all public utilities in the state of Wisconsin. See Note 18, Regulatory Environment, for more information on these orders and the potential recovery of expenditures incurred as a result of the measures taken.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2021 Form 10-Q	38	Wisconsin Public Service Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2020 Annual Report on Form 10-K. See Note 16, Commitments and Contingencies, and Note 18, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us.

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2020 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2021 Form 10-Q	39	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 5, 2021	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2021 Form 10-Q	40	Wisconsin Public Service Corporation