Form 10-Q
period 2021-09-30
WISCONSIN PUBLIC SERVICE CORP
filed 2021-11-04
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
September 30, 2021

All of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2021

09/30/2021 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
Integrys	Integrys Holding, Inc.
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.

Federal and State Regulatory Agencies
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
AMI	Advanced Metering Infrastructure
Badger Hollow I	Badger Hollow Solar Park I
CDC	Centers for Disease Control and Prevention
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Order 13990	Executive Order 13990 of January 20, 2021 – Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
FTR	Financial Transmission Right
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.

09/30/2021 Form 10-Q	ii	Wisconsin Public Service Corporation

PTC	Production Tax Credit
ROE	Return on Equity
SMRP	System Modernization and Reliability Project
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
Two Creeks	Two Creeks Solar Park
WHO	World Health Organization

09/30/2021 Form 10-Q	iii	Wisconsin Public Service Corporation

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

•Supply chain disruptions, including any that may occur as a result of the DOC's impending decision on whether to impose new tariffs on solar panels and cells imported from several Southeastern Asian countries;

•Factors affecting the implementation of WEC Energy Group's CO2 emission and/or methane emission reduction goals, and opportunities and actions related to those goals, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, and the feasibility of competing generation projects;

09/30/2021 Form 10-Q	1	Wisconsin Public Service Corporation

•The financial and operational feasibility of taking more aggressive action to further reduce GHG emissions in order to limit future global temperature increases;

•The risks associated with inflation and changing commodity prices, including natural gas and electricity;

•The availability and cost of sources of natural gas and other fossil fuels, purchased power, materials needed to operate environmental controls at our electric generating facilities, or water supply due to high demand, shortages, transportation problems, nonperformance by electric energy or natural gas suppliers under existing power purchase or natural gas supply contracts, or other developments;

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

09/30/2021 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2021	2020	2021	2020
Operating revenues	$381.1	$367.7	$1,127.6	$1,049.9

Operating expenses
Cost of sales	131.3	105.3	413.0	330.3
Other operation and maintenance	102.2	105.2	294.0	296.3
Depreciation and amortization	47.4	43.5	140.0	129.7
Property and revenue taxes	9.9	10.9	30.1	30.5
Total operating expenses	290.8	264.9	877.1	786.8

Operating income	90.3	102.8	250.5	263.1

Other income, net	8.1	8.7	27.1	25.4
Interest expense	16.1	15.6	48.6	47.9
Other expense	(8.0)	(6.9)	(21.5)	(22.5)

Income before income taxes	82.3	95.9	229.0	240.6
Income tax expense	10.4	19.6	27.6	48.4
Net income	$71.9	$76.3	$201.4	$192.2

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2021 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED BALANCE SHEETS (Unaudited)	September 30,	December 31,
(in millions, except share and per share amounts)	2021	2020
Assets
Current assets
Cash and cash equivalents	$2.9	$2.7
Accounts receivable and unbilled revenues, net of reserves of $10.5 and $18.3, respectively	190.6	190.8
Accounts receivable from related parties	22.7	27.6
Materials, supplies, and inventories	97.4	92.7
Derivative assets	53.5	3.1
Prepaid taxes	28.1	39.0
Other	8.8	9.1
Current assets	404.0	365.0

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $1,834.1 and $1,750.7, respectively	5,040.0	4,885.9
Regulatory assets	414.8	449.4
Goodwill	36.4	36.4
Pension and OPEB assets	183.1	159.2
Other	51.8	38.0
Long-term assets	5,726.1	5,568.9
Total assets	$6,130.1	$5,933.9

Liabilities and Equity
Current liabilities
Short-term debt	$106.5	$210.5
Current portion of long-term debt	400.0	400.0
Accounts payable	135.6	129.6
Accounts payable to related parties	32.6	48.8
Other	126.0	81.0
Current liabilities	800.7	869.9

Long-term liabilities
Long-term debt	1,248.4	1,244.8
Deferred income taxes	750.9	682.7
Deferred ITCs	70.4	41.3
Regulatory liabilities	777.1	772.6
Environmental remediation liabilities	87.3	88.3
Pension and OPEB obligations	18.3	19.3
Other	93.7	98.3
Long-term liabilities	3,046.1	2,947.3

Commitments and contingencies (Note 17)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,491.6	1,436.4
Retained earnings	696.1	584.7
Common shareholder's equity	2,283.3	2,116.7
Total liabilities and equity	$6,130.1	$5,933.9

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2021 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2021	2020
Operating activities
Net income	$201.4	$192.2
Reconciliation to cash provided by operating activities
Depreciation and amortization	140.0	129.7
Deferred income taxes and ITCs, net	54.9	51.3
Change in –
Accounts receivable and unbilled revenues, net	7.1	44.9
Materials, supplies, and inventories	(4.7)	0.7
Prepaid taxes	10.9	26.1
Other current assets	0.2	7.0
Accounts payable	(17.3)	(38.3)
Accrued taxes	14.2	3.1
Other current liabilities	32.4	(0.5)
Other, net	(14.2)	(2.1)
Net cash provided by operating activities	424.9	414.1

Investing activities
Capital expenditures	(280.2)	(381.0)
Proceeds from cash surrender value of life insurance	—	7.1
Payments for assets transferred from affiliates	(5.3)	—
Other, net	(0.2)	—
Net cash used in investing activities	(285.7)	(373.9)

Financing activities
Change in short-term debt	(104.0)	(75.5)
Payment of dividends to parent	(90.0)	(170.0)
Equity contribution from parent	55.0	205.0
Net cash used in financing activities	(139.0)	(40.5)

Net change in cash and cash equivalents	0.2	(0.3)
Cash and cash equivalents at beginning of period	2.7	2.3
Cash and cash equivalents at end of period	$2.9	$2.0

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2021 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF EQUITY (Unaudited)

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2020	$95.6	$1,436.4	$584.7	$2,116.7
Net income	—	—	69.3	69.3
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at March 31, 2021	$95.6	$1,436.5	$624.0	$2,156.1
Net income	—	—	60.2	60.2
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at June 30, 2021	$95.6	$1,436.6	$654.2	$2,186.4
Net income	—	—	71.9	71.9
Equity contribution from parent	—	55.0	—	55.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at September 30, 2021	$95.6	$1,491.6	$696.1	$2,283.3

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2019	$95.6	$1,221.1	$623.1	$1,939.8
Net income	—	—	68.2	68.2
Equity contribution from parent	—	100.0	—	100.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at March 31, 2020	$95.6	$1,321.2	$661.3	$2,078.1
Net income	—	—	47.7	47.7
Equity contribution from parent	—	105.0	—	105.0
Payment of dividends to parent	—	—	(110.0)	(110.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at June 30, 2020	$95.6	$1,426.3	$599.0	$2,120.9
Net income	—	—	76.3	76.3
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at September 30, 2020	$95.6	$1,426.3	$645.3	$2,167.2

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2021 Form 10-Q	6	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2021

NOTE 1—GENERAL INFORMATION

Wisconsin Public Service Corporation serves approximately 455,000 electric customers and 336,300 natural gas customers.

As used in these notes, the term "financial statements" refers to the condensed financial statements. This includes the income statements, balance sheets, statements of cash flows, and statements of equity, unless otherwise noted. In this report, when we refer to "the Company," "us," "we," "our," or "ours," we are referring to Wisconsin Public Service Corporation.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2020. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of expected results for 2021 due to seasonal variations and other factors, including any continuing financial impacts from the COVID-19 pandemic.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Wisconsin Public Service Corporation
Electric utility	$337.9	$328.0	$896.9	$864.3
Natural gas utility	42.8	39.5	225.5	185.7
Total revenues from contracts with customers	380.7	367.5	1,122.4	1,050.0
Other operating revenues	0.4	0.2	5.2	(0.1)
Total operating revenues	$381.1	$367.7	$1,127.6	$1,049.9

09/30/2021 Form 10-Q	7	Wisconsin Public Service Corporation

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Residential	$117.2	$118.5	$321.9	$318.0
Small commercial and industrial	109.4	104.1	286.9	268.1
Large commercial and industrial	78.2	66.1	197.1	168.4
Other	2.1	2.1	6.3	6.3
Total retail revenues	306.9	290.8	812.2	760.8
Wholesale	24.8	27.3	64.4	72.8
Resale	1.3	4.3	8.1	14.9
Other utility revenues	4.9	5.6	12.2	15.8
Total electric utility operating revenues	$337.9	$328.0	$896.9	$864.3

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Residential	$22.8	$19.6	$131.3	$107.0
Commercial and industrial	14.4	10.5	77.4	56.6
Total retail revenues	37.2	30.1	208.7	163.6
Transportation	3.9	3.8	14.1	14.0
Other utility revenues (1)	1.7	5.6	2.7	8.1
Total natural gas utility operating revenues	$42.8	$39.5	$225.5	$185.7

(1)Includes the revenues subject to our purchased gas recovery mechanism. As these amounts are billed to customers, they are reflected in retail revenues with an offsetting decrease in other utility revenues.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Late payment charges (1)	$0.8	$0.1	$3.1	$1.1
Alternative revenues (2)	(0.4)	0.1	2.0	(1.3)
Other	—	—	0.1	0.1
Total other operating revenues	$0.4	$0.2	$5.2	$(0.1)

(1)The increase in late payment charges during the three and nine months ended September 30, 2021, compared with the same periods in 2020, was a result of the expiration of a regulatory order from the PSCW in response to the COVID-19 pandemic, which included the suspension of late payment charges during a designated time period. See Note 19, Regulatory Environment, for more information.

(2)Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to wholesale customers subject to true-up, as discussed in Note 1(d), Operating Revenues, in our 2020 Annual Report on Form 10-K.

09/30/2021 Form 10-Q	8	Wisconsin Public Service Corporation

NOTE 3—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at September 30, 2021 and December 31, 2020.

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

We monitor our ongoing credit exposure through active review of counterparty accounts receivable balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. To the extent possible, we work with customers with past due balances to negotiate payment plans, but will disconnect customers for non-payment as allowed by the PSCW, if necessary, and employ collection agencies and legal counsel to pursue recovery of defaulted receivables. For our larger customers, detailed credit review procedures may be performed in advance of any sales being made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers to mitigate credit risk. See Note 19, Regulatory Environment, for information on certain regulatory actions that were and/or are being taken for the purpose of ensuring that essential utility services are available to our customers during the COVID-19 pandemic.

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	September 30, 2021	December 31, 2020
Accounts receivable and unbilled revenues	$201.1	$209.1
Allowance for credit losses	10.5	18.3
Accounts receivable and unbilled revenues, net (1)	$190.6	$190.8

Total accounts receivable, net – past due greater than 90 days (1)	$7.5	$12.6
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	96.0%	94.4%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at September 30, 2021, $70.2 million, or 36.8%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) incurred as a result of the COVID-19 pandemic. The additional protections related to our accounts receivable and unbilled revenue balances provided by these orders are subject to prudency reviews and are still being assessed. They are not reflected in the percentages in the above table or this note. See Note 19, Regulatory Environment, for more information on these orders.

A rollforward of the allowance for credit losses for the three and nine months ended September 30, 2021 and 2020 is included below:

	Three Months Ended
(in millions)	September 30, 2021	September 30, 2020
Balance at June 30	$13.3	$10.0
Provision for credit losses	1.5	3.5
Provision for credit losses deferred for future recovery or refund	(3.0)	1.8
Write-offs charged against the allowance	(2.2)	(1.5)
Recoveries of amounts previously written off	0.9	0.9
Balance at September 30	$10.5	$14.7

09/30/2021 Form 10-Q	9	Wisconsin Public Service Corporation

	Nine Months Ended
(in millions)	September 30, 2021	September 30, 2020
Balance at December 31	$18.3	$4.2
Provision for credit losses	4.0	8.7
Provision for credit losses deferred for future recovery or refund	(8.0)	5.1
Write-offs charged against the allowance	(6.5)	(6.1)
Recoveries of amounts previously written off	2.7	2.8
Balance at September 30	$10.5	$14.7

The allowance for credit losses decreased over both the three and nine month periods ended September 30, 2021. The decrease in the allowance for credit losses over both periods was driven by lower past due accounts receivable balances, as we have been able to ramp up collection efforts due to the return to normal collection practices in April 2021. See Note 19, Regulatory Environment, for more information.

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

NOTE 4—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2021 and December 31, 2020. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2020 Annual Report on Form 10-K.

(in millions)	September 30, 2021	December 31, 2020
Regulatory assets
Pension and OPEB costs	$145.9	$161.4
Environmental remediation costs	113.0	116.1
Income tax related items	53.7	46.7
Plant retirements	52.4	58.5
ReACT™	16.2	18.2
AROs	14.0	13.1
Uncollectible expense	4.7	12.5
Forward Wind Energy Center	4.7	10.3
Other, net	10.2	12.6
Total regulatory assets	$414.8	$449.4

09/30/2021 Form 10-Q	10	Wisconsin Public Service Corporation

(in millions)	September 30, 2021	December 31, 2020
Regulatory liabilities
Income tax related items	$363.4	$397.0
Removal costs	192.4	193.7
Pension and OPEB benefits	115.4	115.9
Derivatives (1)	59.2	3.1
Earnings sharing mechanism	25.1	36.8
Electric transmission costs	19.5	16.8
Energy costs refundable through rate adjustments	1.0	9.7
Other, net	2.1	3.2
Total regulatory liabilities	$778.1	$776.2

Balance sheet presentation
Other current liabilities	$1.0	$3.6
Regulatory liabilities	777.1	772.6
Total regulatory liabilities	$778.1	$776.2

(1)    For most energy-related physical and financial contracts that qualify as derivatives, the PSCW allows the effects of fair value accounting to be offset to regulatory assets and liabilities. See Note 12, Derivative Instruments, for more information.

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia generating units 1 and 2 became probable. Columbia generating units 1 and 2 are expected to be retired by the end of 2023 and 2024, respectively. The net book value of our ownership share of these generating units was $279.3 million at September 30, 2021. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

NOTE 6—ASSET RETIREMENT OBLIGATIONS

We have recorded AROs primarily for asbestos abatement at certain generation facilities, office buildings, and service centers; the dismantling of wind generation projects; the dismantling of solar generation projects; the disposal of polychlorinated biphenyls-contaminated transformers; and the closure of coal combustion residual landfills at certain generation facilities.

On our balance sheets, AROs are recorded within other long-term liabilities. The following table shows changes to our AROs during the nine months ended September 30, 2021:

(in millions)	Nine Months Ended September 30, 2021
Balance as of January 1, 2021	$45.5
Accretion	1.3
Revisions to estimated cash flows	(8.9)	(1)
Balance as of September 30, 2021	$37.9

(1)    This decrease was primarily due to revisions made to estimated cash flows for the legal requirement to dismantle, at retirement, our wind generation projects.

NOTE 7—COMMON EQUITY

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

09/30/2021 Form 10-Q	11	Wisconsin Public Service Corporation

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2021	December 31, 2020
Commercial paper
Amount outstanding	$106.5	$210.5
Weighted-average interest rate on amounts outstanding	0.13%	0.18%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2021 was $177.8 million with a weighted-average interest rate during the period of 0.15%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	September 30, 2021
Revolving credit facility (1)	October 2022	$400.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		106.5
Available capacity under existing credit facility		$292.2

(1)    We intend to request approval from the PSCW to extend the maturity of our facility to September 2026.

NOTE 9—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	September 30, 2021	December 31, 2020
Materials and supplies	$48.4	$45.8
Natural gas in storage	34.2	18.9
Fossil fuel	14.8	28.0
Total	$97.4	$92.7

Substantially all materials and supplies, natural gas in storage, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

NOTE 10—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$17.3	21.0%	$20.1	21.0%
State income taxes net of federal tax benefit	5.1	6.2%	5.9	6.2%
Federal excess deferred tax amortization – Wisconsin unprotected	(9.8)	(11.9)%	(4.3)	(4.5)%
Federal excess deferred tax amortization	(1.6)	(1.9)%	(1.8)	(1.9)%
Other	(0.6)	(0.8)%	(0.3)	(0.4)%
Total income tax expense	$10.4	12.6%	$19.6	20.4%

09/30/2021 Form 10-Q	12	Wisconsin Public Service Corporation

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$48.1	21.0%	$50.5	21.0%
State income taxes net of federal tax benefit	14.3	6.2%	14.7	6.1%
Federal excess deferred tax amortization – Wisconsin unprotected	(28.7)	(12.5)%	(11.0)	(4.6)%
Federal excess deferred tax amortization	(4.5)	(2.0)%	(4.5)	(1.9)%
Other	(1.6)	(0.6)%	(1.3)	(0.5)%
Total income tax expense	$27.6	12.1%	$48.4	20.1%

The effective tax rates of 12.6% and 12.1% for the three and nine months ended September 30, 2021, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. In accordance with the rate order received from the PSCW in December 2019, we are amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to our customers. In addition, as discussed in more detail below, the impact of the protected benefits associated with the Tax Legislation drove a decrease in the effective tax rate. These items were partially offset by state income taxes.

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

See Note 19, Regulatory Environment, for more information on unprotected tax benefits.

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

09/30/2021 Form 10-Q	13	Wisconsin Public Service Corporation

these inputs are classified in Level 2. Certain derivatives are categorized in Level 3 due to the significance of unobservable or internally-developed inputs.

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$37.6	$2.1	$—	$39.7
FTRs	—	—	2.1	2.1
Coal contracts	—	15.4	—	15.4
Total derivative assets	$37.6	$17.5	$2.1	$57.2

Derivative liabilities
Natural gas contracts	$—	$0.4	$—	$0.4

	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.6	$0.1	$—	$1.7
FTRs	—	—	1.2	1.2
Coal contracts	—	0.4	—	0.4
Total derivative assets	$1.6	$0.5	$1.2	$3.3

Derivative liabilities
Natural gas contracts	$1.6	$0.3	$—	$1.9
Coal contracts	—	0.5	—	0.5
Total derivative liabilities	$1.6	$0.8	$—	$2.4

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Balance at the beginning of the period	$2.8	$3.4	$1.2	$1.3
Purchases	—	—	3.1	4.0
Settlements	(0.7)	(1.5)	(2.2)	(3.4)
Balance at the end of the period	$2.1	$1.9	$2.1	$1.9

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)	$1,614.5	$1,858.0	$1,613.5	$1,935.9

(1)The carrying amount of long-term debt excludes finance lease obligations of $33.9 million and $31.3 million at September 30, 2021 and December 31, 2020, respectively.

The fair value of our long-term debt is categorized within Level 2 of the fair value hierarchy.

09/30/2021 Form 10-Q	14	Wisconsin Public Service Corporation

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

None of our derivatives are designated as hedging instruments. On our balance sheets, we classify derivative assets and liabilities as current or long-term based on the maturities of the underlying contracts. Derivative assets and liabilities not shown separately on our balance sheets are included in the other current and other long-term line items. The following table shows our derivative assets and derivative liabilities.

	September 30, 2021		December 31, 2020
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$37.3	$0.4	$1.7	$1.7
FTRs	2.1	—	1.2	—
Coal contracts	14.1	—	0.2	0.3
Total current	53.5	0.4	3.1	2.0

Long-term
Natural gas contracts	2.4	—	—	0.2
Coal contracts	1.3	—	0.2	0.2
Total long-term	3.7	—	0.2	0.4
Total	$57.2	$0.4	$3.3	$2.4

Realized gains (losses) on derivatives are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	6.4 Dth	$6.0	6.4 Dth	$(1.7)
FTRs	0.9 MWh	1.8	2.3 MWh	0.4
Total		$7.8		$(1.3)

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	28.9 Dth	$4.7	27.6 Dth	$(8.8)
FTRs	5.3 MWh	7.2	6.2 MWh	0.9
Total		$11.9		$(7.9)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2021 and December 31, 2020, we had posted cash collateral of $6.3 million and $3.7 million, respectively. These amounts were recorded on our balance sheets in other current assets. At September 30, 2021, we had also received cash collateral of $23.9 million. This amount was recorded on our balance sheet in other current liabilities.

09/30/2021 Form 10-Q	15	Wisconsin Public Service Corporation

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2021			December 31, 2020
(in millions)	Derivative Assets		Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$57.2		$0.4	$3.3	$2.4
Gross amount not offset on the balance sheet	(23.9)	(1)	—	(1.6)	(1.6)
Net amount	$33.3		$0.4	$1.7	$0.8

(1)    Includes cash collateral received of $23.9 million.

NOTE 13—GUARANTEES

As of September 30, 2021, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 14—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Service cost	$2.6	$2.5	$7.9	$7.4
Interest cost	5.4	6.3	16.4	18.9
Expected return on plan assets	(12.9)	(12.1)	(38.8)	(36.4)
Amortization of net actuarial loss	6.7	5.9	20.0	17.8
Net periodic benefit cost	$1.8	$2.6	$5.5	$7.7

	OPEB Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Service cost	$1.1	$1.1	$3.2	$3.3
Interest cost	1.0	1.2	3.1	3.8
Expected return on plan assets	(5.0)	(4.5)	(15.2)	(13.6)
Amortization of prior service credit	(2.5)	(2.6)	(7.7)	(7.9)
Amortization of net actuarial gain	(0.8)	(0.3)	(2.6)	(1.0)
Net periodic benefit credit	$(6.2)	$(5.1)	$(19.2)	$(15.4)

During the nine months ended September 30, 2021, we made contributions and payments of $0.8 million related to our pension plans and $0.7 million related to our OPEB plans. We do not expect to make any significant contributions or payments related to our pension and OPEB plans during the remainder of 2021. This is dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 15—GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the nine months ended September 30, 2021. We had no accumulated impairment losses related to our goodwill as of September 30, 2021.

During the third quarter of 2021, we completed our annual impairment test as of July 1, 2021. No impairment resulted from this test.

09/30/2021 Form 10-Q	16	Wisconsin Public Service Corporation

NOTE 16—SEGMENT INFORMATION

We use net income to measure segment profitability and to allocate resources to our businesses. At September 30, 2021, we reported two segments, which are described below.

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

The following tables show summarized financial information for the three and nine months ended September 30, 2021 and 2020, related to our reportable segments:

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended September 30, 2021
Operating revenues	$381.1	$—	$381.1
Other operation and maintenance	102.2	—	102.2
Depreciation and amortization	47.4	—	47.4
Other income, net	7.7	0.4	8.1
Interest expense	16.1	—	16.1
Income tax expense	10.3	0.1	10.4
Net income	71.6	0.3	71.9

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended September 30, 2020
Operating revenues	$367.7	$—	$367.7
Other operation and maintenance	105.2	—	105.2
Depreciation and amortization	43.5	—	43.5
Other income, net	8.3	0.4	8.7
Interest expense	15.6	—	15.6
Income tax expense	19.5	0.1	19.6
Net income	76.0	0.3	76.3

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Nine Months Ended September 30, 2021
Operating revenues	$1,127.6	$—	$1,127.6
Other operation and maintenance	294.0	—	294.0
Depreciation and amortization	140.0	—	140.0
Other income, net	25.8	1.3	27.1
Interest expense	48.6	—	48.6
Income tax expense	27.3	0.3	27.6
Net income	200.4	1.0	201.4

09/30/2021 Form 10-Q	17	Wisconsin Public Service Corporation

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Nine Months Ended September 30, 2020
Operating revenues	$1,049.9	$—	$1,049.9
Other operation and maintenance	296.3	—	296.3
Depreciation and amortization	129.7	—	129.7
Other income, net	24.2	1.2	25.4
Interest expense	47.9	—	47.9
Income tax expense	48.1	0.3	48.4
Net income	191.3	0.9	192.2

NOTE 17—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of September 30, 2021, were approximately $0.8 billion.

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

The EPA issued final nonattainment area designations for the 2015 ozone standard in April 2018. The following counties within our service territory were designated as partial nonattainment: Door and Manitowoc. This re-designation was challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation. As a result of the July 2020 remand, in June 2021, the EPA published its final action to revise the boundaries for 13 counties associated with six nonattainment areas, including several in Wisconsin. Under the new designations, the partial nonattainment areas of Door and Manitowoc counties have been expanded.

In February 2021, the WDNR proposed draft revisions to the Wisconsin Administrative Code to adopt the 2015 ozone standard and incorporate by reference the federal air pollution monitoring requirements related to the NAAQS. The Natural Resources Board adopted the rule as proposed during their June 2021 meeting and the rule is now in legislative review. We believe that we are well

09/30/2021 Form 10-Q	18	Wisconsin Public Service Corporation

positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with associated state or federal rules.

Particulate Matter

In addition to the 2015 ozone standard, in December 2020, the EPA completed its 5-year review of the 2012 standard for particulate matter, including fine particulate matter. The EPA determined that no revisions were necessary to the current standard. This determination was also subject to review under Executive Order 13990 and in June 2021, the EPA announced it would reconsider the December 2020 decision. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from the December 2020 determination supports revising the level of the annual standard for the particulate matter NAAQS to below the current level of 12 micrograms per cubic meter, while retaining the 24-hour standard. A proposed rule-making is expected in summer 2022, and a final rule is expected in spring 2023. All counties within our service territory are in attainment with the current 2012 standards.

Climate Change

The ACE rule, effective since September 2019, was vacated by the D.C. Circuit Court of Appeals in January 2021. The ACE rule replaced the Clean Power Plan and provided existing coal-fired generating units with standards for achieving GHG emission reductions. In a memorandum issued to the EPA regional administrators in February 2021, the EPA stated that the D.C. Circuit Court decision meant that no existing rule regulates GHG emissions from electric generating units. The EPA is currently reviewing its options for such regulations and has signaled that a draft rule will not be ready until 2022 at the earliest. In October 2021, the Supreme Court agreed to review the D.C. Circuit Court's ruling vacating the EPA's ACE rule. The Supreme Court will review a number of issues regarding the scope of the EPA's regulatory authority to utilize Section 111(d) of the CAA to address CO2 emissions. Arguments are expected to take place in early 2022 with a decision expected by the summer of 2022.

In January 2021, the EPA finalized a rule to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The rule became effective in March 2021; however, the EPA asked the D.C. Circuit Court of Appeals to vacate and remand the final rule, which was granted by the D.C. Circuit Court of Appeals in April 2021. Despite this uncertainty, WEC Energy Group continues to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation by 2025. By the end of 2020, WEC Energy Group was able to reduce CO2 emissions from its electric generation fleet by more than 50% below 2005 levels. As a result, WEC Energy Group announced new goals in May 2021. WEC Energy Group committed to a 60% reduction in carbon emissions from its electric generation fleet by 2025 and an 80% reduction by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by making operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is net-zero carbon emissions by 2050. We have already retired approximately 300 MW of coal-fired generation since the beginning of 2018. As part of the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,600 MW of additional fossil-fueled generation by 2025, which includes the planned retirements in 2023-2024 of the jointly-owned Columbia Units 1-2.

WEC Energy Group continues to reduce methane emissions by improving its natural gas distribution system. WEC Energy Group's initial 2030 goal called for a 30% reduction in methane emissions from a 2011 baseline. Given advancements with renewable natural gas, WEC Energy Group set a new target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030.

Cross-State Air Pollution Rule Update Rule Revision

In 2015, the EPA determined that several upwind states had failed to submit state implementation plans that addressed their "Good Neighbor" obligations (i.e., the states projected NOx emissions significantly contribute to a continuing downwind nonattainment and/or maintenance problem); therefore, by statute, the EPA was required to issue a federal implementation plan. In March 2021, the EPA finalized a CSAPR update rule revision that keeps nine of the 21 CSAPR affected states (including Wisconsin) in a Group 2 NOx ozone season trading program and found that the prior CSAPR update is sufficient to meet Wisconsin's "Good Neighbor" obligations. No further NOx reductions will be needed within these nine states. This rule became effective June 29, 2021 and did not have a material impact on our financial condition or results of operations.

09/30/2021 Form 10-Q	19	Wisconsin Public Service Corporation

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

In August 2014, the EPA issued a final regulation under Section 316(b) of the Clean Water Act that requires the location, design, construction, and capacity of cooling water intake structures at existing power plants to reflect the BTA for minimizing adverse environmental impacts. The federal rule became effective in October 2014 and applies to all of our existing generating facilities with cooling water intake structures. In 2016, the WDNR initiated a state rulemaking process to incorporate the federal Section 316(b) requirements into the Wisconsin Administrative Code. This new state rule became effective in June 2020, and the WDNR will apply this rule when establishing BTA requirements for cooling water intake structures at existing facilities. These BTA requirements are incorporated into Wisconsin Pollutant Discharge Elimination System permits for our facilities.

We have received interim BTA determinations for Weston Units 2, 3, and 4. A final BTA decision for the Weston facility is expected during its next permit renewal in late 2023.

As a result of past capital investments completed to address Section 316(b) compliance, we believe our fleet overall is well positioned to continue to meet this regulation and do not expect to incur significant additional compliance costs.

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

Waters of the United States

In September 2021, the EPA and the United States Army Corps of Engineers together announced they have halted implementation of the April 2020 Navigable Waters Protection Rule and are interpreting "Waters of the United States" consistent with the pre-2015 regulatory regime until further notice. The pre-2015 approach involves applying factors established through case law and agency precedents to determine whether a wetland or surface drainage feature is subject to federal jurisdiction. We continue to move forward on company projects subject to federal permits and will monitor these actions to better understand potential future impacts.

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

09/30/2021 Form 10-Q	20	Wisconsin Public Service Corporation

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2021	December 31, 2020
Regulatory assets	$113.0	$116.1
Reserves for future environmental remediation	87.3	88.3

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

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30
(in millions)	2021	2020
Cash paid for interest, net of amount capitalized	$35.9	$35.7
Cash received for income taxes, net	(42.1)	(16.4)
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	30.8	48.6

09/30/2021 Form 10-Q	21	Wisconsin Public Service Corporation

NOTE 19—REGULATORY ENVIRONMENT

Recovery of Natural Gas Costs

Due to the cold temperatures, wind, snow, and ice throughout the central part of the country during February 2021, the cost of gas purchased for our natural gas utility customers was temporarily driven significantly higher than our normal winter weather expectations. We have a regulatory mechanism in place for recovering all prudently incurred gas costs.

In March 2021, we filed our revised natural gas rate sheets with the PSCW reflecting approximately $28 million of natural gas costs in excess of the benchmark set in our gas cost recovery mechanism. We recovered these excess costs over a period of three months, beginning in April 2021.

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

In the second order issued in March 2020, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. The PSCW affirmed that this authorization for deferral includes the incremental increase in uncollectible expense above what is currently being recovered in rates. As we already have a cost recovery mechanism in place to recover uncollectible expense for residential customers, this new deferral only impacts the recovery of uncollectible expense for our commercial and industrial customers. See Note 3, Credit Losses, for information regarding changes to our allowance for credit losses. As of September 30, 2021, amounts deferred related to the COVID-19 pandemic were not significant. The PSCW will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings.

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

2022 Rates

In March 2021, we filed an application with the PSCW for the approval of certain accounting treatments that will allow us to maintain our current electric and natural gas base rates through 2022 and forego filing a rate case for one year. In connection with the request, we also entered into an agreement, dated March 23, 2021, with various stakeholders. Pursuant to the terms of the agreement, the stakeholders fully supported the application. On September 22, 2021, the PSCW issued a written order approving the application.

09/30/2021 Form 10-Q	22	Wisconsin Public Service Corporation

The final order reflects the following:

•We will amortize, in 2022, certain previously deferred balances to offset approximately half of our forecasted revenue deficiency.
•We are allowed to defer any increases in tax expense due to changes in tax law that occur in 2021 and/or 2022.
•We will maintain our earnings sharing mechanism for 2022, with modification. The earnings sharing mechanism will be modified to authorize us to retain 100% of the first 15 basis points of earnings above our currently authorized ROE. This modification expires on December 31, 2022. The earnings sharing mechanism will otherwise remain as currently authorized.
•We will file a full 2023-2024 test-year rate case no later than May 1, 2022.

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

In its order, the PSCW approved us continuing to have an earnings sharing mechanism through 2021. The earnings sharing mechanism was modified from its previous structure to one that is consistent with other Wisconsin investor-owned utilities. Under this earnings sharing mechanism, if we earn above our authorized ROE: (i) we retain 100.0% of earnings for the first 25 basis points above the authorized ROE; (ii) 50.0% of the next 50 basis points is refunded to customers; and (iii) 100.0% of any remaining excess earnings is refunded to customers. In addition, the rate order also requires us to maintain residential and small commercial electric and natural gas customer fixed charges at previously authorized rates and to maintain the status quo for our electric market-based rate programs for large industrial customers through 2021.

09/30/2021 Form 10-Q	23	Wisconsin Public Service Corporation

NOTE 20—NEW ACCOUNTING PRONOUNCEMENTS

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

09/30/2021 Form 10-Q	24	Wisconsin Public Service Corporation

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

Corporate Strategy

Our goal is to continue to build and sustain long-term value for our customers and WEC Energy Group's shareholders by focusing on the fundamentals of our business: environmental stewardship; reliability; operating efficiency; financial discipline; exceptional customer care; and safety. WEC Energy Group's capital investment plan for efficiency, sustainability and growth, referred to as its ESG Progress Plan, provides a roadmap to achieve this goal. It is an aggressive plan to cut emissions, maintain superior reliability, deliver significant savings for customers, and grow WEC Energy Group's and our investment in the future of energy.

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

Creating a Sustainable Future

WEC Energy Group's ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fired generation at its electric utilities including us. When taken together, the retirements and new investments should better balance supply with demand, while maintaining reliable, affordable energy for our customers. The retirements will contribute to meeting WEC Energy Group's and our goals to reduce CO2 emissions from electric generation.

By the end of 2020, WEC Energy Group was able to reduce CO2 emissions from its electric generation fleet by more than 50% below 2005 levels. As a result, WEC Energy Group announced new goals in May 2021. WEC Energy Group committed to a 60% reduction in carbon emissions from its electric generation fleet by 2025 and an 80% reduction by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by making operating refinements, retiring less efficient generating units and executing its capital plan. Over the longer term, the target for its generation fleet is net-zero CO2 emissions by 2050.

In addition, by the end of 2030, WEC Energy Group expects its use of coal will account for less than 5% of the power it supplies to its customers, and WEC Energy Group believes it will be in a position to eliminate coal as an energy source by 2035.

WEC Energy Group has already retired more than 1,800 MWs of coal-fired generation since the beginning of 2018, which included the 2018 retirement of the Pulliam power plant as well as the jointly-owned Edgewater Unit 4 generating units. As part of the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,600 MW of additional fossil-fueled generation by 2025, which includes the planned retirement in 2023-2024 of the jointly-owned Columbia Units 1-2.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $3.5 billion from 2022-2026 in renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WE based on specific customer needs:

•1,500 MW of utility-scale solar;
•800 MW of battery storage; and

09/30/2021 Form 10-Q	25	Wisconsin Public Service Corporation

•100 MW of wind.

WEC Energy Group also plans on investing in a combination of clean, natural gas-fired generation, made by either us or WE based on specific customer needs, including:

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

In August 2021, the PSCW approved pilot programs for us to install and maintain EV charging equipment for customers at their homes or businesses. The programs provide direct benefits to customers by removing cost barriers associated with installing EV equipment. In October 2021, subject to the receipt of any necessary regulatory approvals, WEC Energy Group pledged to expand the EV charging network within its utilities' electric service territories. In doing so, WEC Energy Group joined a coalition of utility companies in a unified effort to make EV charging convenient and widely available throughout the Midwest. The coalition WEC Energy Group joined is planning to help build and grow EV charging corridors, enabling the general public to safely and efficiently charge their vehicles.

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution system. WEC Energy Group's initial 2030 goal called for a 30% reduction in methane emissions from a 2011 baseline. Given advancements with renewable natural gas, WEC Energy Group set a new target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with the ESG Progress Plan, expect to continue strengthening and modernizing our generation fleet, as well as our electric and natural gas distribution networks to further improve reliability.

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

09/30/2021 Form 10-Q	26	Wisconsin Public Service Corporation

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2021

Earnings

Our earnings for the third quarter of 2021 were $71.9 million, compared to $76.3 million for the same quarter in 2020. See below for additional information on the $4.4 million decrease in earnings.

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

09/30/2021 Form 10-Q	27	Wisconsin Public Service Corporation

Similarly, the presentation of electric and natural gas margins herein is intended to provide supplemental information for investors regarding our operating performance.

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the three months ended September 30, 2021 and 2020 was $90.3 million and $102.8 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Utility Segment Contribution to Net Income

The following table compares our utility segment's contribution to net income during the third quarter of 2021, compared with the same quarter in 2020, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended September 30
(in millions)	2021	2020	B (W)
Electric revenues	$338.1	$328.2	$9.9
Fuel and purchased power	111.6	88.9	(22.7)
Total electric margins	226.5	239.3	(12.8)

Natural gas revenues	43.0	39.5	3.5
Cost of natural gas sold	19.7	16.4	(3.3)
Total natural gas margins	23.3	23.1	0.2

Total electric and natural gas margins	249.8	262.4	(12.6)

Other operation and maintenance	102.2	105.2	3.0
Depreciation and amortization	47.4	43.5	(3.9)
Property and revenue taxes	9.9	10.9	1.0
Operating income	90.3	102.8	(12.5)

Other income, net	7.7	8.3	(0.6)
Interest expense	16.1	15.6	(0.5)
Income before income taxes	81.9	95.5	(13.6)

Income tax expense	10.3	19.5	9.2
Net income	$71.6	$76.0	$(4.4)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line items below	$54.5	$54.5	$—
Transmission (1)	38.1	40.0	1.9
Regulatory amortizations and other pass through expenses (2)	9.6	10.7	1.1
Total other operation and maintenance	$102.2	$105.2	$3.0

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended September 30, 2021 and 2020, $35.6 million and $37.6 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

09/30/2021 Form 10-Q	28	Wisconsin Public Service Corporation

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2021	2020	B (W)
Customer class
Residential	847.2	875.4	(28.2)
Small commercial and industrial	1,109.4	1,080.9	28.5
Large commercial and industrial	1,057.1	950.7	106.4
Other	5.7	5.9	(0.2)
Total retail	3,019.4	2,912.9	106.5
Wholesale	485.4	577.3	(91.9)
Resale	54.4	168.3	(113.9)
Total sales in MWh	3,559.2	3,658.5	(99.3)

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer class
Residential	13.1	14.4	(1.3)
Commercial and industrial	18.3	23.7	(5.4)
Total retail	31.4	38.1	(6.7)
Transportation	96.6	87.4	9.2
Total sales in therms	128.0	125.5	2.5

	Three Months Ended September 30
	Degree Days
Weather (1)	2021	2020	B (W)
Heating (185 Normal)	114	198	(42.4)%
Cooling (389 Normal)	389	471	(17.4)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Utility Margins

Electric utility margins decreased $12.8 million during the third quarter of 2021, compared with the same quarter in 2020. Electric utility margins did not change during the third quarter of 2021, compared with the same period in 2020, as a result of our rate order approved by the PSCW. The positive impact of increased rates from the rate order was offset by an $8.0 million negative impact related to unprotected excess deferred taxes, which we agreed to return to customers over two years and is offset in income taxes. See Note 19, Regulatory Environment, for more information.

The significant factors impacting the lower electric utility margins were:

•A $9.6 million quarter-over-quarter negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is deferred for future recovery or refund to customers.

•Lower margins of $5.6 million driven by a decrease in wholesale customers related to the expiration of certain wholesale contracts.

These decreases in margins were partially offset by:

•A $1.8 million increase in margins related to higher retail sales volumes. Commercial and industrial retail sales volumes improved during the third quarter of 2021, compared with the same quarter in 2020, driven by the continued economic recovery in

09/30/2021 Form 10-Q	29	Wisconsin Public Service Corporation

Wisconsin from the COVID-19 pandemic. This increase in margins was partially offset by the negative impact of weather. As measured by cooling degree days, the third quarter of 2021 was 17.4% cooler than the same quarter in 2020.

•A $1.7 million increase in margins from other revenues, primarily related to higher revenues from third party use of our assets as well as higher late payment charges during the third quarter of 2021. We resumed charging late payment charges in late August 2020 after they were suspended by the PSCW beginning March 24, 2020, as a result of the COVID-19 pandemic. See Note 19, Regulatory Environment, for more information.

Natural Gas Utility Margins

Natural gas utility margins increased $0.2 million during the third quarter of 2021, compared with the same quarter in 2020. The most significant factor impacting the higher natural gas utility margins was an increase from other revenues, primarily related to higher late payment charges during the third quarter of 2021, as discussed above under Electric Utility Margins.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment decreased $0.1 million during the third quarter of 2021, compared with the same quarter in 2020. The significant factors impacting the decrease in operating expenses were:

•A $6.3 million decrease in benefit costs, primarily due to lower stock-based compensation and deferred compensation costs.

•A $1.9 million decrease in transmission expense as approved in the PSCW's 2019 rate order, which was effective January 1, 2020. See the notes under the other operation and maintenance table above for more information.

•A $1.1 million decrease in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

These decreases in operating expenses were substantially offset by:

•A $3.9 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $3.1 million increase in electric and natural gas distribution expenses, primarily driven by significant summer storms in 2021.

•A $1.1 million increase in customer service expenses, primarily related to additional costs from an information technology project created to improve the billing, call center, and credit collection functions, as well as higher metering costs.

Income Tax Expense

Income tax expense decreased $9.2 million during the third quarter of 2021, compared with the same quarter in 2020. This decrease was primarily due to an increase in 2021 of the amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with our Wisconsin rate order approved by the PSCW, effective January 1, 2020. This item did not impact earnings as it was offset in operating income. Also contributing to this decrease in income tax expense was a decrease in pretax income. See Note 10, Income Taxes, and Note 19, Regulatory Environment, for more information.

Other Segment Contribution to Net Income

	Three Months Ended September 30
(in millions)	2021	2020	B (W)
Net income	$0.3	$0.3	$—

09/30/2021 Form 10-Q	30	Wisconsin Public Service Corporation

NINE MONTHS ENDED SEPTEMBER 30, 2021

Earnings

Our earnings for the nine months ended September 30, 2021 were $201.4 million, compared to $192.2 million for the same period in 2020. See below for additional information on the $9.2 million increase in earnings.

Expected 2021 Annual Effective Tax Rate

We expect our 2021 annual effective tax rate to be between 11.0% and 12.0%, which includes an estimated 13.5% effective tax rate benefit due to the amortization of unprotected excess deferred taxes in connection with our 2019 Wisconsin rate order. Excluding this estimated effective tax rate benefit, the expected 2021 range would be between 24.5% and 25.5%.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the nine months ended September 30, 2021 and 2020 was $250.5 million and $263.1 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

09/30/2021 Form 10-Q	31	Wisconsin Public Service Corporation

Utility Segment Contribution to Net Income

	Nine Months Ended September 30
(in millions)	2021	2020	B (W)
Electric revenues	$901.2	$863.9	$37.3
Fuel and purchased power	280.6	238.0	(42.6)
Total electric margins	620.6	625.9	(5.3)

Natural gas revenues	226.4	186.0	40.4
Cost of natural gas sold	132.4	92.3	(40.1)
Total natural gas margins	94.0	93.7	0.3

Total electric and natural gas margins	714.6	719.6	(5.0)

Other operation and maintenance	294.0	296.3	2.3
Depreciation and amortization	140.0	129.7	(10.3)
Property and revenue taxes	30.1	30.5	0.4
Operating income	250.5	263.1	(12.6)

Other income, net	25.8	24.2	1.6
Interest expense	48.6	47.9	(0.7)
Income before income taxes	227.7	239.4	(11.7)

Income tax expense	27.3	48.1	20.8
Net income	$200.4	$191.3	$9.1

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line items below	$151.4	$147.9	$(3.5)
Transmission (1)	114.0	119.9	5.9
Regulatory amortizations and other pass through expenses (2)	28.6	28.5	(0.1)
Total other operation and maintenance	$294.0	$296.3	$2.3

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2021 and 2020, $111.3 million and $109.4 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

09/30/2021 Form 10-Q	32	Wisconsin Public Service Corporation

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2021	2020	B (W)
Customer class
Residential	2,307.6	2,306.9	0.7
Small commercial and industrial	3,050.8	2,933.7	117.1
Large commercial and industrial	2,996.9	2,757.7	239.2
Other	18.7	18.8	(0.1)
Total retail	8,374.0	8,017.1	356.9
Wholesale	1,330.2	1,554.3	(224.1)
Resale	187.3	620.8	(433.5)
Total sales in MWh	9,891.5	10,192.2	(300.7)

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer Class
Residential	163.4	166.4	(3.0)
Commercial and industrial	120.1	127.6	(7.5)
Total retail	283.5	294.0	(10.5)
Transportation	347.5	313.3	34.2
Total sales in therms	631.0	607.3	23.7

	Nine Months Ended September 30
	Degree Days
Weather (1)	2021	2020	B (W)
Heating (4,808 Normal)	4,450	4,644	(4.2)%
Cooling (526 Normal)	631	656	(3.8)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Utility Margins

Electric utility margins decreased $5.3 million during the nine months ended September 30, 2021, compared with the same period in 2020. The significant factors impacting the lower electric utility margins were:

•A $9.8 million period-over-period negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is deferred for future recovery or refund to customers.

•Lower margins of $9.2 million driven by a decrease in wholesale customers related to the expiration of certain wholesale contracts.

•A $2.9 million decrease in margins driven by higher costs related to the purchase of required capacity.

•A $2.2 million net decrease in margins related to the impact of our rate order approved by the PSCW. The positive impact of increased rates from our rate order was more than offset by a $23.3 million negative impact related to unprotected excess deferred taxes, which we agreed to return to customers over two years and is offset in income taxes. See Note 19, Regulatory Environment, for more information.

09/30/2021 Form 10-Q	33	Wisconsin Public Service Corporation

These decreases in margins were partially offset by:

•A $16.8 million increase in margins related to higher retail sales volumes. Commercial and industrial retail sales volumes improved during the nine months ended September 30, 2021, compared with the same period in 2020, due to the continued economic recovery in Wisconsin from the COVID-19 pandemic. This increase in margins was partially offset by the negative impact of weather. As measured by cooling degree days, the nine months ended September 30, 2021 were 3.8% cooler than the same period in 2020. As measured by heating degree days, the nine months ended September 30, 2021 were 4.2% warmer than the same period in 2020.

•A $2.1 million increase in margins from other revenues, primarily related to higher late payment charges as well as higher revenues from third party use of our assets during the nine months ended September 30, 2021. We resumed charging late payment charges in late August 2020 after they were suspended by the PSCW beginning March 24, 2020, as a result of the COVID-19 pandemic. See Note 19, Regulatory Environment, for more information.

Natural Gas Utility Margins

Natural gas utility margins increased $0.3 million during the nine months ended September 30, 2021, compared with the same period in 2020. The most significant factor impacting the higher natural gas utility margins was an increase from other revenues, primarily related to higher late payment charges during the nine months ended September 30, 2021, as discussed above under Electric Utility Margins.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $7.6 million during the nine months ended September 30, 2021, compared with the same period in 2020. The significant factors impacting the increase in operating expenses were:

•A $10.3 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $4.5 million increase in electric and natural gas distribution expenses, primarily driven by significant summer storms in 2021.

•A $2.1 million increase in customer service expenses, primarily related to additional costs from an information technology project created to improve the billing, call center, and credit collection functions, as well as higher call volumes and metering costs.

•A $1.6 million increase in property and liability insurance premiums.

•A $1.0 million increase in expenses related to charitable projects supporting our customers and the communities within our service territory.

These increases in operating expenses were partially offset by:

•A $7.4 million decrease in benefit costs, primarily due to lower stock-based compensation.

•A $5.9 million decrease in transmission expense as approved in the PSCW's 2019 rate order, which was effective January 1, 2020. See the notes under the other operation and maintenance table above for more information.

Other Income, Net

Other income, net increased $1.6 million during the nine months ended September 30, 2021, compared with the same period in 2020, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 14, Employee Benefits, for more information on our benefit costs. This increase was partially offset by a decrease in allowance for funds used during construction-equity, driven by Two Creeks being placed in service in November 2020.

09/30/2021 Form 10-Q	34	Wisconsin Public Service Corporation

Income Tax Expense

Income tax expense decreased $20.8 million during the nine months ended September 30, 2021, compared with the same period in 2020. This decrease was primarily due to an increase in 2021 of the amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with our Wisconsin rate order approved by the PSCW, effective January 1, 2020. This item did not impact earnings as it was offset in operating income.

Other Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2021	2020	B (W)
Net income	$1.0	$0.9	$0.1

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2021	2020	Change in 2021 Over 2020
Cash provided by (used in):
Operating activities	$424.9	$414.1	$10.8
Investing activities	(285.7)	(373.9)	88.2
Financing activities	(139.0)	(40.5)	(98.5)

Operating Activities

Net cash provided by operating activities increased $10.8 million during the nine months ended September 30, 2021, compared with the same period in 2020, driven by:

•A $38.6 million increase in cash due to higher collateral received from counterparties, driven by an increase in the fair value of our natural gas derivative assets during the nine months ended September 30, 2021, compared with the same period in 2020.

•A $30.4 million increase in cash related to higher overall collections from customers as a result of an increase in retail sales volumes during the nine months ended September 30, 2021, compared with the same period in 2020. This increase was driven by the continued economic recovery in Wisconsin from the COVID-19 pandemic. In addition, we received higher collections from customers for late payment charges. See Note 19, Regulatory Environment, for more information on the recovery of late payment charges.

•A $25.7 million increase in cash related to higher cash received for income taxes during the nine months ended September 30, 2021, compared with the same period in 2020, driven by an increase in tax credits used.

These increases in net cash provided by operating activities were partially offset by:

•A $41.7 million decrease in cash related to higher payments for fuel and purchased power at our plants during the nine months ended September 30, 2021, compared with the same period in 2020. Natural gas costs increased significantly throughout the central part of the country in February 2021 related to extreme weather conditions. In addition to costs related to the extreme weather conditions in February 2021, we incurred higher natural gas costs throughout the nine months ended September 30, 2021, compared with the same period in 2020 as a result of an increase in the price of natural gas. Higher coal costs also drove higher payments for fuel used at our plants.

•A $38.5 million decrease in cash from higher payments for other operation and maintenance expenses. During the nine months ended September 30, 2021, our payments were higher for storm restoration, customer service, and due to the timing of payments for accounts payable.

09/30/2021 Form 10-Q	35	Wisconsin Public Service Corporation

Investing Activities

Net cash used in investing activities decreased $88.2 million during the nine months ended September 30, 2021, compared with the same period in 2020, driven by a $100.8 million decrease in cash paid for capital expenditures, which is discussed in more detail below.

This decrease in net cash used in investing activities was partially offset by:

•Proceeds of $7.1 million received for the cash surrender of life insurance during the nine months ended September 30, 2020.

•Payments of $5.3 million to affiliates for assets transferred related to a customer billing system during the nine months ended September 30, 2021.

Capital Expenditures

Capital expenditures for the nine months ended September 30 were as follows:

(in millions)	2021	2020	Change in 2021 Over 2020
Capital expenditures	$280.2	$381.0	$(100.8)

The decrease in cash paid for capital expenditures during the nine months ended September 30, 2021, compared with the same period in 2020, was driven by lower payments for capital expenditures related to Badger Hollow I, Two Creeks, and upgrades of automated meter reading devices during the nine months ended September 30, 2021. These decreases were partially offset by higher payments for capital expenditures related to the Crane Creek Wind Park during the nine months ended September 30, 2021.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities increased $98.5 million during the nine months ended September 30, 2021, compared with the same period in 2020, driven by:

•A $150.0 million decrease in cash related to lower equity contributions received from our parent during the nine months ended September 30, 2021, compared with the same period in 2020, to balance our capital structure.

•A $28.5 million decrease in cash related to higher net repayments of commercial paper during the nine months ended September 30, 2021, compared with the same period in 2020.

These increases in net cash used in financing activities were partially offset by an $80.0 million increase in cash due to lower dividends paid to our parent during the nine months ended September 30, 2021, compared with the same period in 2020, to balance our capital structure.

For more information on our financing activities, see Note 8, Short-Term Debt and Lines of Credit.

Capital Resources and Requirements

Capital Resources

Liquidity

We anticipate meeting our capital requirements for our existing operations through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors, and equity contributions from our parent.

09/30/2021 Form 10-Q	36	Wisconsin Public Service Corporation

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

We maintain a bank back-up credit facility, which provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. See Note 8, Short-Term Debt and Lines of Credit, for more information on our credit facility.

Working Capital

As of September 30, 2021, our current liabilities exceeded our current assets by $396.7 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction program and to refinance current maturities of long-term debt, if necessary.

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

(in millions)
2021	$396.1	(1)
2022	627.2
2023	537.3
Total	$1,560.6

(1)This includes actual capital expenditures already incurred in 2021, as well as estimated capital expenditures for the remainder of the year.

We continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-

09/30/2021 Form 10-Q	37	Wisconsin Public Service Corporation

way communication between utilities and customers. We are also continuing work on the SMRP. This project involves modernizing parts of our electric distribution system, including burying or upgrading lines. The project focuses on constructing facilities to improve the reliability of electric service that we provide to our customers. In 2021, we expect to invest approximately $50 million on this project at which time it will be substantially complete.

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

•We, along with WE, received approval to accelerate capital investments in two wind parks. Our share of the investment is expected to be approximately $69 million to repower major components of Crane Creek Wind Park, which is expected to be completed by the end of 2022.

•In March 2021, we, along with WE and an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Darien Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once constructed, we will own 37 MW of solar generation and 12 MW of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $65 million with construction expected to begin in late 2021 and completed by the end of 2023.

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

See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019 and Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks – United States Department of Commerce Complaint, for additional information on the impacts to our capital projects as a result of the COVID-19 pandemic and the DOC complaint that could impact our solar projects, respectively.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. See Note 8, Short-Term Debt and Lines of Credit, and Note 13, Guarantees, for more information.

09/30/2021 Form 10-Q	38	Wisconsin Public Service Corporation

Contractual Obligations

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2020 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the nine months ended September 30, 2021.

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

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There are still questions regarding the extent and duration of the COVID-19 pandemic itself, as well as the measures currently in place to try to contain the virus. Shelter-in-place and other orders limiting the capacity of various businesses that were in effect for our service territory have now expired. Similar orders could be adopted in the future depending on how the virus continues to mutate and spread. The effects of the COVID-19 pandemic and related government responses significantly disrupted economic activity in our service territory in 2020 and continue to impact our results in 2021.

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

Allowance for Credit Losses

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. Risks identified that we do not believe are reflected in historical reserve percentages are assessed on a quarterly basis to determine whether further adjustments are required. Economic disruptions caused by the COVID-19 pandemic, including higher unemployment rates and the inability of some businesses to recover from the pandemic, have caused a higher percentage of accounts receivable to become uncollectible. Although impacts on our results of operations related to uncollectible receivable balances are mitigated by a regulatory mechanism and certain COVID-19 specific regulatory orders we have received, the increase in past due receivables we experienced resulted in higher working capital requirements. However, with normal collection practices underway, our working capital position has improved from where we were at the end of the first quarter of 2021.

Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) and foregone revenues related to the COVID-19 pandemic. The additional protections provided by these COVID-19 specific regulatory orders are still being assessed and will be subject to prudency reviews. See Note 19, Regulatory Environment, for more information.

09/30/2021 Form 10-Q	39	Wisconsin Public Service Corporation

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

We continue to provide our employees with educational information regarding the COVID-19 vaccine and will be providing incentives and imposing surcharges on our medical plan to encourage employees to obtain the vaccine. We are developing return-to-the workplace strategies for those employees currently working remotely, taking into consideration factors such as any updated CDC guidelines, the Delta variant, any increases in COVID-19 cases in our service territory, and the overall level of risk to our employees and customers.

All of these safety measures have caused us to incur additional costs that, depending upon the duration of the COVID-19 pandemic, could have a material impact on our results of operations and liquidity.

Regulatory Environment

We took actions to ensure that essential utility services were available to our customers during the COVID-19 pandemic. In addition, the PSCW issued written orders requiring certain actions by all public utilities in the state of Wisconsin. See Note 19, Regulatory Environment, for more information on these orders and the potential recovery of expenditures incurred as a result of the measures taken.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. These risks include, but are not limited to, the regulatory matter described below. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2020 Annual Report on Form 10-K for a discussion of other significant risks applicable to us.

09/30/2021 Form 10-Q	40	Wisconsin Public Service Corporation

United States Department of Commerce Complaint

In August 2021, a group of anonymous domestic solar manufacturers filed a petition with the DOC seeking to impose new tariffs on solar panels and cells imported from several countries, including Malaysia, Vietnam, and Thailand. The petitioners claim that Chinese solar manufacturers are shifting products to these countries to avoid the tariffs required on products imported from China. In September 2021, the DOC asked that the anonymous group amend its petition to provide more detail and asked the group to identify its members. On October 13, 2021, in its response to the DOC, the anonymous group refused and argued that identifying its members could expose them to retribution from the Chinese solar industry, which dominates the global solar supply chain for critical solar panel components. The DOC has indicated it will make its decision within 45 days of receiving the response. If imposed, the new tariffs are expected to disrupt the United States' supply of solar modules and could impact the cost and timing of our solar projects.

Environmental Matters

See Note 17, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Critical Accounting Policies and Estimates

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. We have found that the disclosures made in our 2020 Annual Report on Form 10-K are still current and that there have been no significant changes, except as follows:

Goodwill Impairment

We completed our annual goodwill impairment test for our utility reporting unit as of July 1, 2021. No impairment was recorded as a result of this test. At July 1, 2021, our reporting unit had $36.4 million of goodwill.

The fair value of our reporting unit calculated in step one of the test was greater than its carrying value. The fair value of our reporting unit was calculated using a combination of the income approach and the market approach.

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

Key assumptions used in the income approach included ROE, the long-term growth rate used to determine the terminal value at the end of the discrete forecast period, and the discount rate. The discount rate is applied to estimated future cash flows and is one of the most significant assumptions used to determine fair value under the income approach. As interest rates rise, the calculated fair value will decrease. The discount rate is based on the weighted-average cost of capital for our reporting unit, taking into account both the after-tax cost of debt and cost of equity. The terminal year ROE is driven by our current allowed ROE. The terminal growth rate is based primarily on a combination of historical and forecasted statistics for real gross domestic product and personal income for our service area.

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

09/30/2021 Form 10-Q	41	Wisconsin Public Service Corporation

See Note 15, Goodwill, for more information.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2021 Form 10-Q	42	Wisconsin Public Service Corporation

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2020 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2021 Form 10-Q	43	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	November 4, 2021	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2021 Form 10-Q	44	Wisconsin Public Service Corporation