Form 10-K
period 2021-12-31
WISCONSIN PUBLIC SERVICE CORP
filed 2022-02-24
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☐    No ☒

As of June 30, 2021 (and currently), all of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant.
None.

Number of shares outstanding of each class of common stock, as of
January 31, 2022

Common Stock, $4 par value, 23,896,962 shares outstanding

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format set forth in General Instruction I(2).

WISCONSIN PUBLIC SERVICE CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2021

2021 Form 10-K	i	Wisconsin Public Service Corporation

2021 Form 10-K	ii	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Integrys	Integrys Holding, Inc.
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
Act 141	2005 Wisconsin Act 141
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
SO2	Sulfur Dioxide
WOTUS	Waters of the United States

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
AIA	Affiliated Interest Agreement
AMI	Advanced Metering Infrastructure

2021 Form 10-K	iii	Wisconsin Public Service Corporation

ARR	Auction Revenue Right
Badger Hollow I	Badger Hollow Solar Park I
CDC	Centers for Disease Control and Prevention
CFR	Code of Federal Regulations
Compensation Committee	Compensation Committee of the Board of Directors of WEC Energy Group, Inc.
COVID-19	Coronavirus Disease – 2019
Crane Creek	Crane Creek Wind Park
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2021-2025
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Order 13990	Executive Order 13990 of January 20, 2021 - Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
Forward Wind	Forward Wind Energy Center
FTR	Financial Transmission Right
GCRM	Gas Cost Recovery Mechanism
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
NYMEX	New York Mercantile Exchange
Omnibus Stock Incentive Plan	WEC Energy Group Omnibus Stock Incentive Plan, Amended and Restated, Effective as of May 6, 2021
PPA	Power Purchase Agreement
PTC	Production Tax Credit
RNG	Renewable Natural Gas
ROE	Return on Equity
RTO	Regional Transmission Organization
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
Two Creeks	Two Creeks Solar Park
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order

2021 Form 10-K	iv	Wisconsin Public Service Corporation

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in Item 1A. Risk Factors and those identified below:

•Factors affecting utility operations such as catastrophic weather-related damage, including climate change, environmental incidents, unplanned facility outages and repairs and maintenance, and electric transmission or natural gas pipeline system constraints;

•Factors affecting the demand for electricity and natural gas, including political or regulatory developments, varying, adverse, or unusually severe weather conditions, including climate change, changes in economic conditions, customer growth and declines, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers;

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

•The risk of delays and shortages, and increased costs of equipment, materials, or other resources that are critical to our business operations and corporate strategy, as a result of supply chain disruptions, future inflation, and other factors;

•Factors affecting the implementation of WEC Energy Group's CO2 emission and/or methane emission reduction goals and opportunities and actions related to those goals, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, the feasibility of competing generation projects, and the ability to execute WEC Energy Group's capital plan;

2021 Form 10-K	1	Wisconsin Public Service Corporation

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

•The risk associated with the values of goodwill, other intangible assets, long-lived assets, and equity method investments, and their possible impairment;

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

2021 Form 10-K	2	Wisconsin Public Service Corporation

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

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2021, 2020, and 2019, see Note 4, Operating Revenues.

Electric Sales

Our electric energy deliveries included supply and distribution sales to retail, wholesale, and resale customers. In 2021, retail revenues accounted for 90.5% of total electric operating revenues, wholesale revenues accounted for 7.4% of total electric operating revenues, and resale revenues accounted for 1.0% of total electric operating revenues. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Utility Segment Contribution to Net Income for information on MWh sales by customer class.

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

2021 Form 10-K	3	Wisconsin Public Service Corporation

The majority of our sales for resale are sold into an energy market operated by MISO at market rates based on availability of our generation and market demand. Retail fuel costs are reduced by the amount that revenue exceeds the costs of sales derived from these opportunity sales.

Electric Sales Forecast

Our service territory experienced higher weather-normalized retail electric sales in 2021, as compared with 2020, due to a partial recovery from the impact of the first year of the COVID-19 pandemic and the expansion of a large industrial customer. We currently forecast retail electric sales volumes to remain flat over the next five years, assuming normal weather. Electric peak demand is expected to be flat over the next five years.

Customers

	Year Ended December 31
(in thousands)	2021	2020	2019
Electric customers – end of year
Residential	401.7	398.3	394.9
Small commercial and industrial	55.0	54.7	54.4
Large commercial and industrial	0.2	0.2	0.2
Total electric customers – end of year	456.9	453.2	449.5

Electric Commercial and Industrial Retail Customers

We provide electric utility service to a diversified base of customers in industries such as paper, metals and other manufacturing, food products, governmental, and health services.

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

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, as well as estimates for 2022:

	Estimate (1)	Actual
	2022	2021	2020	2019
Company-owned generation units:
Coal (2)	43.3%	39.4%	34.5%	36.5%
Natural gas combined cycle	19.5%	31.0%	31.9%	30.4%
Natural gas/oil peaking units	1.3%	2.5%	1.4%	1.4%
Renewables (3)	8.2%	7.1%	7.4%	5.4%
Total company-owned generation units	72.3%	80.0%	75.2%	73.7%
Power purchase contracts:
Renewables (3)	5.6%	4.7%	4.9%	4.6%
Other (4)	—%	—%	5.8%	5.8%
Total power purchase contracts	5.6%	4.7%	10.7%	10.4%
Purchased power from MISO	22.1%	15.3%	14.1%	15.9%
Total purchased power	27.7%	20.0%	24.8%	26.3%
Total electric utility supply	100.0%	100.0%	100.0%	100.0%

(1)    The values included in the estimate assume a natural gas price based on the December 2021 NYMEX.

2021 Form 10-K	4	Wisconsin Public Service Corporation

(2)    In 2021, we used more coal generation for electric supply, compared with 2020. Even though coal costs also increased in 2021, it was still more cost effective than natural gas due to increased natural gas prices in 2021. Due to the higher natural gas prices, coal generation is also expected to increase in 2022. We still anticipate using less coal in the future as we plan to achieve our emission reduction goals through the addition of renewable generation and eventual closure of existing coal generating facilities if approved by regulators.

(3)    Includes hydroelectric, solar, and wind generation.

(4)    Represents system energy and capacity purchases used to meet customer requirements and certain FERC regulations.

Electric Generation Facilities

Our generation portfolio is a mix of energy resources having different operating characteristics and fuel sources designed to balance providing energy that is stable, reliable, and affordable with environmental stewardship. We own 2,497 MW of generation capacity, including wholly owned and jointly owned facilities. Our facilities include coal-fired plants, natural gas-fired plants, and renewable generation. Certain of our natural gas-fired generation units have the ability to burn oil if natural gas is not available due to delivery constraints. For more information about our facilities, see Item 2. Properties.

In November 2021, we added to our electrical generation portfolio when Badger Hollow I, a new utility scale solar facility with a 150 MW nameplate capacity in Iowa County, Wisconsin, achieved commercial operation. We own 100 MW of Badger Hollow I.

Creating a Sustainable Future

WEC Energy Group's ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fired generation. When taken together, the retirements and new investments should better balance supply with demand, while maintaining reliable, affordable energy for our customers. The retirements will contribute to meeting WEC Energy Group's and our goals to reduce CO2 emissions from electric generation.

In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by 2025 and by 80% by 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by making operating refinements, retiring less efficient generating units and executing its capital plan. Over the longer term, the target for its generation fleet is net-zero CO2 emissions by 2050.

As part of our path toward these goals, by the end of 2030, WEC Energy Group expects its use of coal will account for less than 5% of the power it supplies to its customers, and WEC Energy Group believes it will be in a position to eliminate coal as an energy source by 2035.

WEC Energy Group has already retired more than 1,800 MWs of coal-fired generation since the beginning of 2018, which included the 2018 retirement of the Pulliam power plant and the jointly-owned Edgewater Unit 4 generating units. See Note 6, Regulatory Assets and Liabilities, for more information related to these power plant retirements. Through the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,600 MW of additional fossil-fueled generation by 2025, which includes the planned retirement in 2023-2024 of the jointly-owned Columbia Units 1-2.

In August 2021, the PSCW approved pilot programs for us to install and maintain EV charging equipment for customers at their homes or businesses. The programs provide direct benefits to customers by removing cost barriers associated with installing EV equipment. In October 2021, subject to the receipt of any necessary regulatory approvals, WEC Energy Group pledged to expand the EV charging network within our service territory. In doing so, WEC Energy Group joined a coalition of utility companies in a unified effort to make EV charging convenient and widely available throughout the Midwest. The coalition WEC Energy Group joined is planning to help build and grow EV charging corridors, enabling the general public to safely and efficiently charge their vehicles.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Corporate Developments for more information on the ESG Progress Plan.

2021 Form 10-K	5	Wisconsin Public Service Corporation

Renewable Generation

We meet a portion of our electric generation supply with various renewable energy resources, including wind, solar, and hydroelectric. This helps us maintain compliance with renewable energy legislation. These renewable energy resources also help us maintain diversity in our generation portfolio, which effectively serves as a price hedge against future fuel costs, and will help mitigate the risk of potential unknown costs associated with any future carbon restrictions for electric generators.

Wind

In January 2022, we, along with an unaffiliated utility, received approval from the PSCW to acquire the Red Barn Wind Park, a utility-scale wind-powered electric generating facility. The project will be located in Grant County, Wisconsin and once constructed, we will own 82 MW of this project. Construction of the project is expected to be completed by the end of 2022.

In September 2021, we, along with WE, received approval to accelerate capital investments to repower major components of Crane Creek, which is expected to be completed by the end of 2022.

Solar and Battery Storage

As part of our commitment to invest in zero-carbon generation, we have filed applications with the PSCW for approval to invest in 112 MW of utility-scale solar and 54 MW of battery storage, including the following:

•In April 2021, we, along with WE and an unaffiliated utility, filed an application with the PSCW for approval to acquire the Koshkonong Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once constructed, we will own 45 MW of solar generation and 25 MW of battery storage of this project. If approved, construction of the project is expected to be completed by the second quarter of 2024.

•In March 2021, we, along with WE and an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Darien Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once constructed, we will own 37 MW of solar generation and 12 MW of battery storage of this project. If approved, construction of the project is expected to be completed by the end of 2023.

•In February 2021, we, along with WE and an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Paris Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once constructed, we will own 30 MW of solar generation and 17 MW of battery storage of this project. If approved, construction of the project is expected to be completed by the end of 2023.

Natural Gas-Fired Generation

We have filed applications with the PSCW for approval to invest in up to 282.3 MW of natural gas-fired generation, including the following:

•In December 2021, we, along with WE, filed an application with the PSCW for approval to acquire Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility in Whitewater, Wisconsin. If approved, our share of this facility for 50% of the capacity is 118.3 MW, with the transaction expected to close in January 2023.

•In April 2021, we, along with WE, filed an application with the PSCW for approval to construct a natural gas-fired generation facility at our existing Weston power plant site in northern Wisconsin. The new facility will consist of seven reciprocating internal combustion engines. Once constructed, we will own 64 MW of this project. If approved, construction of the project is expected to be completed by the end of 2023.

In addition, in January 2022, we, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire a portion of West Riverside's nameplate capacity. We are also requesting approval to assign the option to purchase part of West Riverside to WE. If approved, we or WE would acquire 100 MW of capacity, in the first of two potential option exercises. West

2021 Form 10-K	6	Wisconsin Public Service Corporation

Riverside is a new, combined-cycle natural gas plant recently completed by an unaffiliated utility in Rock County, Wisconsin. If approved, the transaction is expected to close in the second quarter of 2023.

Electric System Reliability

The PSCW requires us to maintain a planning reserve margin above our projected annual peak demand forecast to help ensure reliability of electric service to our customers. These planning reserve requirements are consistent with the MISO calculated planning reserve margin. In 2008, the PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten). For short-term planning (planning year one), the PSCW requires Wisconsin utilities to follow the planning reserve margin established by MISO. MISO has an 18.3% installed capacity reserve margin requirement for the planning year from June 1, 2021, through May 31, 2022, and a 17.9% installed capacity reserve margin requirement for the planning year from June 1, 2022, through May 31, 2023. MISO's short-term reserve margin requirements experience year-to-year fluctuations, primarily due to changes in the generation resource mix and average forced outage rate of generation within the MISO footprint.

We believe that we have adequate capacity through company-owned generation units and power purchase contracts to meet the MISO calculated planning reserve margin during the current planning year. We also fully anticipate that we will have adequate capacity to meet the planning reserve margin requirements for the upcoming planning year.

Fuel and Purchased Power Costs

Our retail electric rates in Wisconsin are established by the PSCW and include base amounts for fuel and purchased power costs. The electric fuel rules set by the PSCW generally allow us to defer, for subsequent rate recovery or refund, under- or over-collections of actual fuel and purchased power costs beyond a 2% price variance from the costs included in the rates charged to customers. For more information about the fuel rules, see D. Regulation.

Our average fuel and purchased power costs per MWh by fuel type, including delivery costs, were as follows for the years ended December 31:

	2021	2020	2019
Coal	$23.00	$23.10	$24.34
Natural gas combined cycle	22.36	15.80	19.38
Natural gas/oil peaking units	69.07	32.33	46.61
Purchased power	49.42	34.09	34.71

We purchase coal under long-term contracts, which helps with price stability. In the past, coal and associated transportation services were exposed to volatility in pricing due to changing domestic and world-wide demand for coal and diesel fuel. We have PSCW approval for a hedging program to moderate this volatility exposure. This program allows us to hedge, over a 36-month period, up to 75% of our potential risks related to rail transportation fuel surcharge exposure. The results of this hedging program, when used, are reflected in the average costs of fuel and purchased power.

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

Coal Supply

We diversify the coal supply for our jointly-owned electric generating facilities by purchasing coal from several mines in Wyoming and Pennsylvania, as well as from various other states. For 2022, approximately 83% of our total projected coal requirements of 2.5 million tons are contracted under fixed-price contracts. See Note 21, Commitments and Contingencies, for more information on amounts of coal purchases and coal deliveries under contract.

2021 Form 10-K	7	Wisconsin Public Service Corporation

The annual tonnage amounts contracted for the next three years are as follows.

(in thousands)	Annual Tonnage
2022	2,080
2023	1,900
2024	1,300

Coal Deliveries

All of our coal requirements are expected to be shipped by unit trains that we own under existing transportation agreements. The unit trains transport the coal for electric generating facilities from mines in Wyoming and Pennsylvania. Additional small volume agreements may also be used to supplement the normal coal supply for our facilities.

Power Purchase Commitments

We enter into short and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. Our power purchase commitments with unaffiliated parties consist of 100 MW per year for 2022 through 2026, which exclude planning capacity purchases. Through WEC Energy Group's ESG Progress Plan, we retired some of our older, less efficient coal-fired generation in 2018. To procure additional planning capacity, we purchased capacity from the MISO annual auction to ensure that we maintain our compliance with planning reserve requirements as established by the PSCW and MISO.

Seasonality

Our electric utility sales are impacted by seasonal factors and varying weather conditions. We sell more electricity during the summer months because of the residential cooling load. We continue to upgrade our electric distribution system, including substations, transformers, and lines, to meet the demand of our customers. In 2021, our generating plants performed as expected during the warmest periods of the summer, and all power purchase commitments under firm contract were received. During this period, we did not require public appeals for conservation, and we did not interrupt or curtail service to non-firm customers who participate in load management programs. We did have economic interruption events; however, service to customers was not curtailed. Economic interruptions are declared during times in which the price of electricity in the regional market exceeds the cost of operating our peaking generation. During this time, interruptible customers can choose to continue using electricity at a price based on wholesale market prices or to reduce their load.

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

We provide natural gas utility service to residential, commercial and industrial, and transportation customers. Major industries served include real estate, paper, restaurants, food products, and governmental. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Utility Segment Contribution to Net Income for information on natural gas sales volumes by customer class.

2021 Form 10-K	8	Wisconsin Public Service Corporation

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2021, 2020, and 2019, see Note 4, Operating Revenues.

Natural Gas Sales Forecast

Our service territory experienced higher weather-normalized retail natural gas deliveries (excluding natural gas deliveries for electric generation) in 2021 as compared to 2020 due to strong growth in deliveries to transportation service customers. We currently forecast retail natural gas delivery volumes to grow at a rate between 1.0% and 1.3% over the next five years, assuming normal weather.

Customers

	Year Ended December 31
(in thousands)	2021	2020	2019
Customers – end of year
Residential	302.3	300.2	297.6
Commercial and industrial	34.7	34.5	34.3
Transport	0.9	0.9	0.9
Total customers	337.9	335.6	332.8

Natural Gas Supply, Pipeline Capacity and Storage

We have been able to meet our contractual obligations with both our suppliers and our customers. For more information on our natural gas utility supply and transportation contracts, see Note 21, Commitments and Contingencies.

Pipeline Capacity and Storage

The interstate pipelines serving Wisconsin access supply from natural gas producing areas in the Southern and Eastern United States, along with western Canada. We have contracted for long-term firm capacity from a number of these sources. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of the supply portfolio.

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

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our forecasted design peak-day throughput is 8.5 million therms for the 2021 through 2022 heating season. Our peak daily send-out during 2021 was 6.0 million therms on February 15, 2021.

2021 Form 10-K	9	Wisconsin Public Service Corporation

Natural Gas Supply

We have contracts with suppliers for natural gas acquired in the Chicago, Illinois market hub and in some of the producing areas discussed above. The pricing of the term contracts is based upon first of the month indices.

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

Environmental Goals

WEC Energy Group continues to reduce methane emissions by improving its natural gas distribution systems. WEC Energy Group set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its utility systems.

C. OTHER SEGMENT

Our other segment includes our non-utility activities as well as equity earnings from our investment in WRPC. We own 50% of the stock of WRPC. WRPC owns two hydroelectric plants, and we are entitled to 50% of the total capacity from its plants.

2021 Form 10-K	10	Wisconsin Public Service Corporation

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

Rates

Our retail electric and natural gas rates are regulated by the PSCW, and the FERC regulates our wholesale electric rates. Decisions by these regulators can significantly impact our liquidity, financial condition, and results of operations. The following table compares our utility operating revenues by regulatory jurisdiction for each of the three years ended December 31:

	2021		2020		2019
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Electric
Wisconsin	$1,074.8	91.0%	$1,009.6	88.8%	$967.0	86.7%
FERC – Wholesale (1)	106.1	9.0%	127.4	11.2%	148.4	13.3%
Total	1,180.9	100.0%	1,137.0	100.0%	1,115.4	100.0%

Natural Gas – Wisconsin	340.0	100.0%	270.1	100.0%	296.5	100.0%

Total utility operating revenues	$1,520.9		$1,407.1		$1,411.9

(1)    On March 31, 2019, UMERC's natural gas-fired generation in the Upper Peninsula of Michigan began commercial operation. Prior to its generating units achieving commercial operation, UMERC purchased a portion of its power from us. The revenues received from UMERC are included in the FERC – Wholesale line above. See Note 3, Related Parties, for additional information.

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

Historically, retail rates approved by the PSCW have been designed to provide utilities the opportunity to generate revenues to recover all prudently-incurred costs, along with a return on investment sufficient to pay interest on debt and provide a reasonable ROE. Rates charged to customers vary according to customer class and rate jurisdiction. We are subject to an earnings sharing mechanism in which a portion of our earnings are required to be refunded to customers if we earn above our authorized ROE. See Note 23, Regulatory Environment, for more information on our earnings sharing mechanism. The table below reflects our approved ROE and capital structure during 2021.

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

2021 Form 10-K	11	Wisconsin Public Service Corporation

See Note 1(d), Operating Revenues, for more information on the significant mechanisms we had in place during 2021 that allowed us to recover or refund changes in prudently incurred costs from rate case-approved amounts.

We file periodic requests with the PSCW for changes in retail rates. Our rate requests are based on forward looking test years, which reflect additions to infrastructure and changes in costs incurred or expected to be incurred. For information on our regulatory proceedings, see Note 23, Regulatory Environment. Orders from the PSCW can be viewed at https://psc.wi.gov/. The material and information contained on this website are not intended to be a part of, nor are they incorporated by reference into, this Annual Report on Form 10-K.

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

As part of MISO, a market-based platform is used for valuing transmission congestion premised upon an LMP system. The LMP system includes the ability to hedge transmission congestion costs through ARRs and FTRs. ARRs are allocated to market participants by MISO, and FTRs are purchased through auctions. A new allocation and auction were completed for the period of June 1, 2021, through May 31, 2022. The resulting ARR allocation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

MISO has an annual zonal resource adequacy requirement to ensure there is sufficient generation capacity to serve the MISO market. To meet this requirement, capacity resources can be acquired through MISO's annual capacity auction, bilateral contracts for capacity, or provided from generating or demand response resources. All of our capacity requirements during the planning year from June 1, 2021, through May 31, 2022 were met.

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

2021 Form 10-K	12	Wisconsin Public Service Corporation

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

Compliance Costs

The regulations and oversight described above significantly influence our operating environment, and may cause us to incur compliance and other related costs and may affect our ability to recover these costs from our utility customers. Any anticipated capital expenditures for compliance with government regulations for the next three years are included in the estimated capital expenditures described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Requirements.

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

Anticipated expenditures for environmental compliance and certain remediation issues for the next three years are included in the estimated capital expenditures described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Requirements. For a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change, see Note 21, Commitments and Contingencies.

F. HUMAN CAPITAL

We believe our employees are among our most important resources, so investing in human capital is critical to our success. We strive to foster a diverse workforce and inclusive workplace; attract, retain and develop talented personnel; and keep our employees safe and healthy.

WEC Energy Group's Board of Directors retains collective responsibility for comprehensive risk oversight of WEC Energy Group and its subsidiaries, including critical areas that could impact our sustainability, such as human capital. Management regularly reports to WEC Energy Group's Board of Directors on human capital management topics, including corporate culture, diversity and inclusion, employee development, and safety and health. WEC Energy Group's Board of Directors delegates specified duties to its committees. In addition to its responsibilities relative to executive compensation, the Compensation Committee has oversight responsibility for reviewing organizational matters that could significantly impact us, including succession planning. The Compensation Committee reviews recruiting and development programs and priorities, receives updates on key talent, and assesses workforce diversity across WEC Energy Group and its subsidiaries.

Workforce

As of December 31, 2021, we had 1,139 employees, including 803 that are represented under union agreements. We believe we have very good overall relations with our workforce. In order to attract and retain talent, we provide competitive wages and benefits to our employees based on their performance, role, location, and market data. Our compensation package also includes a 401(k) savings plan with an employer match, an annual incentive plan based on meeting company goals, healthcare and insurance benefits, vacation and paid time off days, as well as other benefits.

2021 Form 10-K	13	Wisconsin Public Service Corporation

Diversity and Inclusion

We are committed to fostering a diverse workforce and inclusive workplace. Our commitment is a core strategic competency and an integral part of our culture. As of December 31, 2021, women represented approximately 14% of our workforce and minorities represented approximately 3% of our workforce. WEC Energy Group has a number of initiatives that promote diverse workforce contributions, educate employees about diversity and inclusion, and ensure its companies, including us, are attractive employers for persons of diverse backgrounds. These initiatives include nine business resource groups (voluntary, employee-led groups organized around a particular shared background or interest), mentoring programs, and training for leaders on countering unconscious bias, building inclusive teams, and preventing workplace harassment. We also support external leadership and educational programs that support, train, and promote women and minorities in the communities we serve.

Safety and Health

WEC Energy Group's Executive Safety Committee directs our safety and health strategy, works to ensure consistency across groups, and reinforces our ongoing safety commitment that we refer to as “Target Zero.” Under our Target Zero commitment, we have an ultimate goal of zero incidents, accidents, and injuries. Our corporate safety program provides a forum for addressing employee concerns, training employees and contractors on current safety standards, and recognizing those who demonstrate a safety focus. We monitor and set goals for Occupational Safety and Health Administration (OSHA) lost-time incidents and days away, restricted or transferred (DART) metrics, as well as leading indicators, which together raise awareness about employee safety and guide injury-prevention activities.

We also provide employees various benefits and resources designed to promote healthy living, both at work and at home. We encourage employees to receive preventive examinations and to proactively care for their health through free health screenings, wellness challenges, and other resources.

In response to the COVID-19 pandemic, we have implemented safety protocols and new procedures to protect our employees and customers. See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for additional information.

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

2021 Form 10-K	14	Wisconsin Public Service Corporation

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

The rates we are allowed to charge our customers for retail and wholesale services have the most significant impact on our financial condition, results of operations, and liquidity. Rate regulation provides us an opportunity to recover prudently incurred costs and earn a reasonable rate of return on invested capital. However, our ability to obtain rate adjustments in the future is dependent upon regulatory action, and there is no assurance that our regulators will consider all of our costs to have been prudently incurred. In addition, our rate proceedings may not always result in rates that fully recover our costs or provide for a reasonable ROE. We defer certain costs and revenues as regulatory assets and liabilities for future recovery from or refund to customers, as authorized by our regulators. Future recovery of regulatory assets is not assured and is subject to review and approval by our regulators. If recovery of regulatory assets is not approved or is no longer deemed probable, these costs would be recognized in current period expense and could have a material adverse impact on our results of operations, cash flows, and financial condition.

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

Our operations are subject to extensive and evolving federal, state, and local environmental laws, regulations, and permit requirements related to, among other things, air emissions (including, but not limited to: CO2, methane, mercury, SO2, and NOx), protection of natural resources, water quality, wastewater discharges, and management of hazardous and toxic substances and solid wastes and soils. For example, the EPA adopted and implemented (or is in the process of implementing) regulations governing the emission of NOx, ozone, fine particulates, and other air pollutants under the CAA through the NAAQS, climate change regulations, New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants, and other air quality regulations. The EPA also finalized regulations under the Clean Water Act that govern cooling water intake structures at

2021 Form 10-K	15	Wisconsin Public Service Corporation

our power plants and revised the effluent guidelines for steam electric generating plants. Several of these rules are being challenged or reviewed by agencies under the Biden Administration's Executive Order 13990, which creates additional uncertainty. As a result of these challenges and reviews, existing environmental laws and regulations may be revised or new laws or regulations may be adopted at the federal, state, or local level.

We incur significant capital and operating resources to comply with these environmental laws, regulations, and requirements, including costs associated with the installation of pollution control equipment; operating restrictions on our facilities; and environmental monitoring, emissions fees, and permits at our facilities. The operation of emission control equipment and compliance with rules regulating our intake and discharge of water could also increase our operating costs and reduce the generating capacity of our power plants. These regulations may create substantial additional costs in the form of taxes or emission allowances and could affect the availability and/or cost of fossil fuels and our ability to continue operating certain generating units. Failure to comply with these laws, regulations, and requirements, even if caused by factors beyond our control, may result in the assessment of civil or criminal penalties and fines. We continue to assess the potential cost of complying, and to explore different alternatives in order to comply, with these and other environmental regulations.

As a result of these compliance costs and other factors, certain of our coal-fired electric generating facilities have become uneconomical to maintain and operate, which has resulted in these units being retired or converted to an alternative type of fuel. As part of WEC Energy Group's commitment to a cleaner energy future, we have already retired approximately 300 MW of coal-fired generation since the beginning of 2018. Under the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,600 MW of additional fossil-fueled generation by 2025, to be replaced with the construction of zero-carbon emitting renewables and clean natural gas-fueled generation.

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

Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental laws and regulations, occurs frequently throughout the United States. This litigation has included claims for damages alleged to have been caused by GHG and other emissions and exposure to regulated substances and/or requests for injunctive relief in connection with such matters. In addition to claims relating to our current facilities, we may also be subject to potential liability in connection with the environmental condition of facilities that we previously owned and operated, regardless of whether the liabilities arose before, during, or after the time we owned or operated these facilities. If we fail to comply with environmental laws and regulations or cause (or caused) harm to the environment or persons, that failure or harm may result in the assessment of civil penalties and damages against us. The incurrence of a material environmental liability or a material judgment in any action for personal injury or property damage related to environmental matters could have a material adverse effect on our results of operations and financial condition.

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

There is continued scientific and political attention to issues concerning the existence and extent of climate change. Management expects this attention to continue since climate change is one of President Biden's primary initiatives, with significant actions expected by his administration during his term in office. As a result, we expect the EPA and states to adopt and implement additional regulations to restrict emissions of GHGs. In addition, there is increasing activism from other stakeholders, including institutional investors and other sources of financing, to accelerate the transition to lower GHG emissions.

2021 Form 10-K	16	Wisconsin Public Service Corporation

Costs associated with such legislation, regulation, and emission reduction goals could be significant. GHG regulations that may be adopted in the future, at either the federal or state level, or other necessary changes to WEC Energy Group's ESG Progress Plan, may cause our environmental compliance spending to differ materially from the amounts currently estimated. These regulations, as well as changes in the fuel markets and advances in technology, could make additional electric generating units uneconomic to maintain or operate, may impact how we operate our existing fossil-fueled power plants, and could affect unit retirement and replacement decisions in the future under the ESG Progress Plan. These regulations could also adversely affect our future results of operations, cash flows, and financial condition. There is no guarantee that we will be allowed to fully recover costs incurred to comply with these and other federal and state regulations or that cost recovery will not be delayed or otherwise conditioned.

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

In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by 2025 and by 80% by 2030, both from a 2005 baseline. Over the longer term, the target for WEC Energy Group's generation fleet is net-zero CO2 emissions by 2050. WEC Energy Group also believes it will be in a position to eliminate coal as an energy source by 2035. We continue to monitor the financial and operational feasibility of taking more aggressive action to further reduce GHG emissions in order to limit future global temperature increases. WEC Energy Group's plan to replace older, fossil-fueled generation with zero-carbon emitting renewables and clean natural gas-fueled generation will contribute to the achievement of our goals related to reducing CO2 and methane emissions as well as coal as an energy source. However, our ability to achieve such goals depends on many external factors, including the development of relevant energy technologies and the ability to execute WEC Energy Group's capital plan. These efforts could impact how we operate our electric generating units and natural gas facilities and lead to increased competition and regulation, all of which could have a material adverse effect on our operations and financial condition.

Changes in tax legislation, IRS audits, or our inability to use certain tax benefits and carryforwards, may adversely affect our financial condition, results of operations, and cash flows, as well as our credit ratings.

Tax legislation and regulations can adversely affect, among other things, our financial condition, results of operations, cash flows, liquidity, and credit ratings. Future changes to corporate tax rates or policies, including under the Biden Administration, could require us to take material charges against earnings. Such changes include, among other things, increasing the federal corporate income tax rate, disallowing use of certain tax benefits and carryforwards, limiting interest deductions, and altering the expensing of capital expenditures. Our inability to manage these changes, an adverse determination by one of the applicable taxing jurisdictions, or additional interpretations, implementing regulations, amendments, or technical corrections by the Treasury Department, the IRS, or state income tax authorities, could significantly impact our financial results and cash flows.

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

In addition, we have invested, and plan to continue to invest, in renewable energy generating facilities. These facilities generate PTCs or ITCs that we use to reduce our federal tax obligations. The amount of tax credits we earn depends on the amount of electricity produced, the applicable tax credit rate, or the amount of the investment in qualifying property. A variety of operating and economic factors, including transmission constraints, adverse weather conditions, and breakdown or failure of equipment, could significantly reduce the PTCs generated by the wind parks we have invested in, resulting in a material adverse impact on our financial condition and results of operations. In addition, any reductions or eliminations of these tax credits or other governmental incentives that promote renewable energy generating facilities may limit our ability to make further investments in renewable energy generating facilities or reduce the returns on our existing investments.

We are also uncertain as to how credit rating agencies, capital markets, the FERC, or state public utility commissions will treat any future changes to federal or state tax legislation. These impacts could subject us to credit rating downgrades. In addition, certain

2021 Form 10-K	17	Wisconsin Public Service Corporation

financial metrics used by credit rating agencies, such as our funds from operations-to-debt percentage, could be negatively impacted by changes in federal or state income tax legislation.

We could be subject to higher costs and penalties as a result of mandatory reliability standards.

We are subject to mandatory reliability and critical infrastructure protection standards established by the North American Electric Reliability Corporation and enforced by the FERC. The critical infrastructure protection standards focus on controlling access to critical physical and cyber security assets. Compliance with the mandatory reliability standards could subject us to higher operating costs. If we are found to be in noncompliance with the mandatory reliability standards, we could be subject to sanctions, including substantial monetary penalties, or damage to our reputation.

Risks Related to the Operation of Our Business

The ongoing COVID-19 pandemic has adversely affected, and could continue to adversely affect, our business functions, financial condition, liquidity, and results of operations.

The COVID-19 pandemic has adversely impacted the economy and financial markets, which has adversely affected our business. During 2021, commercial and industrial retail sales volumes began to improve due to the continued economic recovery in our service territories. However, there are still questions regarding the extent and duration of the COVID-19 pandemic itself. Orders limiting the capacity of various businesses could be adopted in the future depending on how the virus continues to mutate and spread. The resulting effects of any future orders could have a variety of adverse impacts on us, including a decrease in revenues, increased bad debt expense; increases in past due accounts receivable balances, and access to the capital markets at unreasonable terms or rates.

The COVID-19 pandemic and any additional related government responses could impair our ability to develop, construct, and operate facilities. Risks include extended disruptions to supply chains and inflation, resulting in increased costs for labor, materials, and services, which could adversely impact our ability to implement our corporate strategy. We may also be adversely impacted by reduced labor availability and productivity as a result of COVID-19 infections, although we have taken precautions with regard to employee hygiene and facility cleanliness, imposed travel limitations on our employees, implemented additional protocols for our field employees who travel to customer premises, provided additional employee benefits, and implemented remote work policies where appropriate. We could also be impacted by possible labor disruptions, employee attrition, and a reduced ability to replace departing employees as a result of employees who leave or forego employment to avoid surcharges imposed on our medical plan or other required precautionary measures.

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

Potential breakdown or failure may occur due to severe weather as a result of climate change or otherwise (i.e., storms, tornadoes, floods, droughts, etc); catastrophic events (i.e., fires, earthquakes, explosions, pandemic health events, etc.); significant changes in water levels in waterways; fuel supply or transportation disruptions; accidents; employee labor disputes; construction delays or cost overruns; shortages of or delays in obtaining equipment, material, and/or labor; performance below expected levels; operating limitations that may be imposed by environmental or other regulatory requirements; terrorist attacks; or cyber security intrusions. Any of these events could lead to substantial financial losses, including increased maintenance costs, and unanticipated capital expenditures. Because our electric generation and renewable energy facilities are interconnected with third-party transmission facilities, the operation of our facilities could also be adversely affected by events impacting their systems. Unplanned outages at our power plants may reduce our revenues, cause us to incur significant costs if we are required to operate our higher cost electric generators or purchase replacement power to satisfy our obligations, and could result in additional maintenance expenses.

2021 Form 10-K	18	Wisconsin Public Service Corporation

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

Our operations are subject to the effects of global climate change.

A changing climate creates uncertainty and could result in broad changes, both physical and financial in nature, to our service territories.

If climate changes occur that result in extreme temperatures in our service territories, our financial results could be adversely impacted by lower electric and natural gas usage and higher natural gas costs. An extreme weather event could result in downed wires and poles or damage to other operating equipment, which could result in us foregoing sales of electricity and lost revenues. Due to the cold temperatures, wind, snow, and ice throughout the central part of the country during February 2021, the cost of gas purchased for our natural gas utility customers and for the use of fuel at our generation facilities was temporarily driven significantly higher than our normal winter weather expectations. Although our utilities have regulatory mechanisms in place for recovering all prudently incurred gas costs, regulatory commissions could disallow recovery or order the refund of any costs determined to be imprudent.

In addition, our operations could be adversely affected and our facilities placed at greater risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, which could result in more intense, frequent and extreme weather events, such as wind storms, floods, tornadoes, snow and ice storms, or abnormal levels of precipitation. Extreme weather may result in unexpected increases in customer load, requiring us to procure additional power at wholesale prices for our retail operations, unpredictable curtailment of customer load by MISO to maintain grid reliability, or other grid reliability issues. Any of these events could lead to substantial financial losses including increased maintenance costs and unanticipated capital expenditures. The cost of storm restoration efforts may also not be fully recoverable through the regulatory process.

2021 Form 10-K	19	Wisconsin Public Service Corporation

Our corporate strategy may be impacted by policy and legal, technology, market, and reputational risks and opportunities that are associated with the transition to lower GHG emissions. In addition, changes in policy to combat climate change, including mitigation and adaptation efforts, and technology advancement, each of which can also accelerate the implications of a transition to lower emissions, may materially adversely impact our results of operations and cash flows through significant capital expenditures and investments in renewable generation.

Our operations and corporate strategy may be adversely affected by supply chain disruptions and inflation.

Our business is dependent on the global supply chain to ensure that equipment, materials, and other resources are available to both expand and maintain services in a safe and reliable manner. Current domestic and global supply chain disruptions are delaying the delivery, and in some cases resulting in shortages of, materials, equipment, and other resources that are critical to our business operations. Failure to eliminate or manage the constraints in the supply chain may eventually impact the availability of items that are necessary to support normal operations as well as materials that are required to implement our corporate strategy for continued infrastructure growth, including our renewable energy projects.

Moreover, prices of equipment, materials, and other resources have increased recently as a result of these supply chain disruptions and may continue to increase in the future, as a result of inflation. Although inflation in the United States has been relatively low in recent years, during 2021 the United States economy began experiencing a significant inflationary effect. While we cannot predict any future trends in the rate of inflation, the global COVID-19 pandemic and other factors have brought uncertainty to the near-term economic outlook. Increases in inflation raise our costs for labor, materials, and services, and failure to secure these resources on economically acceptable terms, as well as any regulatory delay in adjusting rates to account for increased costs, may adversely impact our financial condition and results of operations.

We are actively involved with multiple significant capital projects, which are subject to a number of risks and uncertainties that could adversely affect project costs and completion of construction projects.

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

Achieving the intended benefits of any large construction project is subject to many uncertainties, some of which we will have limited or no control over, that could adversely affect project costs and completion time. For example, the timing of the completion of Badger Hollow I was impacted by supply chain disruptions, primarily related to the COVID-19 pandemic. Additional supply chain disruptions, including solar panel shortages and increasing material costs as a result of government tariffs and other factors, could impact the timing of completion of our other renewable projects. Additional risks include, but are not limited to, the ability to adhere to established budgets and time frames; the availability of labor or materials at estimated costs; the ability of contractors to perform under their contracts; strikes; adverse weather conditions; potential legal challenges; changes in applicable laws or regulations; rising interest rates; the impact of pandemic health events; other governmental actions; continued public and policymaker support for such projects; and events in the global economy. In addition, certain of these projects require the approval of the PSCW. If construction of commission-approved projects should materially and adversely deviate from the schedules, estimates, and projections on which the approval was based, our regulators may deem the additional capital costs as imprudent and disallow recovery of them through rates, and otherwise available PTCs and ITCs for renewable energy projects could be lost or lose value.

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

We have been subject to attempted cyber attacks from time to time, and will likely continue to be subject to such attempted attacks; however, these prior attacks have not had a material impact on our system or business operations. Despite the implementation of security measures, all assets and systems are potentially vulnerable to disability, failures, or unauthorized access due to physical or cyber security intrusions caused by human error, vendor bugs, terrorist attacks, or other malicious acts. These threats could result in a full or partial disruption of our ability to generate, transmit, purchase, or distribute electricity or natural gas

2021 Form 10-K	20	Wisconsin Public Service Corporation

or cause environmental repercussions. If our assets or systems were to fail, be physically damaged, or be breached, and were not recovered in a timely manner, we may be unable to perform critical business functions, and data, including sensitive information, could be compromised.

We operate in an industry that requires the use of sophisticated information technology systems and network infrastructure, which control an interconnected system of generation, distribution, and transmission systems shared with third parties. A successful physical or cyber security intrusion may occur despite our security measures or those that we require our vendors to take, which include compliance with reliability standards and critical infrastructure protection standards. Successful cyber security intrusions, including those targeting the electronic control systems used at our generating facilities and electric and natural gas transmission and distribution systems, could disrupt our operations and result in loss of service to customers. Attacks may come through ransomware, software updates or patches, or firmware that hackers can manipulate. These intrusions may cause unplanned outages at our power plants, which may reduce our revenues or cause us to incur significant costs if we are required to operate our higher cost electric generators or purchase replacement power to satisfy our obligations, and could result in additional maintenance expenses. The risk of such intrusions may also increase our capital and operating costs as a result of having to implement increased security measures for protection of our information technology and infrastructure.

Our continued efforts to integrate, consolidate, and streamline our operations have also resulted in increased reliance on current and recently completed projects for technology systems. We implement procedures to protect our systems, but we cannot guarantee that the procedures we have implemented to protect against unauthorized access to secured data and systems are adequate to safeguard against all security breaches. The failure of any of these or other similarly important technologies, or our inability to support, update, expand, and/or integrate these technologies with those of our affiliates could materially and adversely impact our operations, diminish customer confidence and our reputation, materially increase the costs we incur to protect against these risks, and subject us to possible financial liability or increased regulation or litigation.

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

Threats to our systems and operations continue to emerge as new ways to compromise components into our systems or networks are developed. Any operational disruption or environmental repercussions caused by these on-going threats to our assets and technology systems could result in a significant decrease in our revenues or significant reconstruction or remediation costs, which could materially and adversely affect our results of operations, financial condition, and cash flows. The costs of repairing damage to our facilities, operational disruptions, protecting personally identifiable information, and notifying impacted persons, as well as related legal claims, may also not be recoverable in rates, may exceed the insurance limits on our insurance policies, or, in some cases, may not be covered by insurance.

Advances in technology, and legislation or regulations supporting such technology, could make our electric generating facilities less competitive and may impact the demand for natural gas.

Advances in new technologies that produce or store power or reduce power consumption are ongoing and include renewable energy technologies, customer-oriented generation, energy storage devices, and energy efficiency technologies. We generate power at central station power plants and utility-scale renewable generation facilities to achieve economies of scale and produce power at a competitive cost. There are distributed generation technologies that produce power, including fuel cells, microturbines, wind turbines, solar cells, and related energy storage devices, which have become more cost competitive than they were in the past. It is possible that legislation or regulations could be adopted supporting the use of these technologies at below cost or that permit third-party sales from such facilities, and allow these facilities to interconnect to our distribution system. There is also a risk that advances in technology will continue to reduce the costs of these alternative methods of producing power to a level that is competitive with that of central station and utility-scale renewable power production.

We cannot predict the effect that development of alternative energy sources or new technology may have on our natural gas operations, including whether subsidies of alternative energy sources by local, state, and federal governments might be expanded, or what impact this might have on the supply of or the demand for natural gas.

2021 Form 10-K	21	Wisconsin Public Service Corporation

If these technologies become cost competitive and achieve economies of scale, our market share could be eroded, and the value of our generating facilities and natural gas distribution systems could be reduced. Advances in technology, or changes in legislation or regulations, could also change the channels through which our customers purchase or use power and natural gas, which could reduce our sales and revenues or increase our expenses.

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

We operate in an industry that requires many of our employees to possess unique technical skill sets. Events such as an aging workforce without appropriate replacements, the mismatch of skill sets to future needs, or the unavailability of contract resources may lead to operating challenges or increased costs. These operating challenges include lack of resources, loss of knowledge, and a lengthy time period associated with skill development. In addition, current and prospective employees may determine that they do not wish to work for us. For example, we are currently subject to workforce trends occurring in the United States triggered by the decisions of employees to leave the workforce and/or their employer at higher rates as compared with prior years. This high demand for replacement employees as a result of this trend may lead to higher labor costs than currently budgeted for and adversely affect our results of operations. Failure to hire and obtain replacement employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business. If we are unable to successfully attract and retain an appropriately qualified workforce, our results of operations could be adversely affected.

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

Risks Related to Economic and Market Volatility

Our business is dependent on our ability to successfully access capital markets on competitive terms and rates.

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

2021 Form 10-K	22	Wisconsin Public Service Corporation

commercial paper markets. Successful implementation of our long-term business strategies, including capital investment, is dependent upon our ability to access the capital markets, including the banking and commercial paper markets, on competitive terms and rates. Interest rates may increase in the future, which may affect our results of operations and our ability to earn our approved rate of return. Rising interest rates may also impair our ability to cost-effectively finance capital expenditures and to refinance maturing debt.

Our access to the credit and capital markets could be limited, or our cost of capital significantly increased, due to any of the following risks and uncertainties:

•A rating downgrade;
•Failure to comply with debt covenants;
•An economic downturn or uncertainty;
•Prevailing market conditions and rules;
•Concerns over foreign economic conditions;
•Changes in tax policy;
•Changes in investment criteria of institutional investors or banks, including any policies that would limit or restrict funding for companies with fossil fuel-related investments;
•War or the threat of war;
•The overall health and view of the utility and financial institution industries; and
•The replacement of LIBOR with an alternative reference rate.

LIBOR is the subject of national, international, and other regulatory reform, which is expected to cause LIBOR to cease to exist after June 2023. Various alternative reference rates are being evaluated by market participants, with the secured overnight financing rate being the most widely adopted alternative to date. We cannot predict the consequences and timing of the development of alternative reference rates, or the performance of LIBOR as it is being phased out through June 2023. The transition to alternative reference rates could include an increase in our interest expense.

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

We burn natural gas in several of our electric generation plants, and as a supplemental fuel at one of our coal-fired plants. In many instances the cost of purchased power is tied to the cost of natural gas. The cost of natural gas has increased, and may continue to increase because of disruptions in the supply of natural gas due to a curtailment in production or distribution, international market conditions, the demand for natural gas, and the availability of shale gas and potential regulations and/or other government action affecting its accessibility.

2021 Form 10-K	23	Wisconsin Public Service Corporation

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

We operate jointly-owned coal-fired electric generating units. Although we generally carry sufficient coal inventory at our generating facilities to protect against an interruption or decline in supply, there can be no assurance that the inventory levels will be adequate. While we have coal supply and transportation contracts in place, we cannot assure that the counterparties to these agreements will be able to fulfill their obligations to supply coal to us or that we will be able to take delivery of all the coal volume contracted for. Coal deliveries may occasionally be restricted because of rail congestion and maintenance, derailments, weather, the COVID-19 pandemic, and supplier financial hardship. Supplier financial hardship is a result of decreased demand for coal due to increased natural gas and renewable energy generation, the impact of environmental regulations, and environmental concerns related to coal-fired generation.

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

The regulated energy industry continues to experience significant structural changes. Deregulation or other changes in law in the states where we serve our customers could allow third-party suppliers to contract directly with customers for their natural gas and electric supply requirements. In addition, legislation or regulation that supports distributed energy technologies or that allows third party sales from such technologies could result in further competition. This increased competition in the retail and wholesale markets could have a material adverse financial impact on us.

The FERC continues to support the existing RTOs that affect the structure of the wholesale market within these RTOs. In connection with its status as a FERC-approved RTO, MISO implemented bid-based energy markets that are part of the MISO Energy Markets. All market participants, including us, must submit day-ahead and/or real-time bids and offers for energy at locations across the MISO

2021 Form 10-K	24	Wisconsin Public Service Corporation

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

2021 Form 10-K	25	Wisconsin Public Service Corporation

ITEM 2. PROPERTIES

We own our principal properties outright. However, the major portion of our electric utility distribution lines and natural gas utility distribution mains and services are located on or under streets and highways, on land owned by others, and are generally subject to granted easements, consents, or permits.

Electric Facilities

The following table summarizes information on our electric generation facilities, including wholly-owned and jointly owned facilities, as of December 31, 2021:

Name	Location	Fuel	Number of Generating Units	Capacity In MW (1)
Coal-fired plants
Columbia	Portage, WI	Coal	2	311	(2)
Weston	Rothschild, WI	Coal	2	720	(2)
Total coal-fired plants			4	1,031
Natural gas-fired plants
De Pere Energy Center	De Pere, WI	Natural Gas/Oil	1	165
Fox Energy Center	Wrightstown, WI	Natural Gas	3	577
Pulliam	Green Bay, WI	Natural Gas/Oil	1	81
West Marinette	Marinette, WI	Natural Gas/Oil	3	150
Weston	Rothschild, WI	Natural Gas/Oil	3	65
Total natural gas-fired plants			11	1,038
Renewables
Hydro plants (17 in number)	WI	Hydro	51	67	(3) (4)
Badger Hollow I	WI	Solar	41	100	(2)
Two Creeks	WI	Solar	48	100	(2)
Wind sites (2 in number)	WI and IA	Wind	152	161	(2)
Total renewables			292	428
Total system			307	2,497

(1)    Capacity for our electric generation facilities, other than wind and solar generating facilities, is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2022 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand. Capacity for wind generating facilities is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds. Capacity for solar generating facilities is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(2)    We jointly own these facilities with various other utilities. The capacity indicated for each of these units is equal to our portion of total plant capacity based on our percent of ownership.

•Wisconsin Power and Light Company, an unaffiliated utility, operates the Columbia units. We hold a 27.5% ownership interest in Columbia.

•We operate the Weston 4 facility and hold a 70.0% ownership interest in this facility. Dairyland Power Cooperative, an unaffiliated energy cooperative, holds the remaining 30.0% interest.

•We jointly own Badger Hollow I with Madison Gas and Electric Company, an unaffiliated utility. We hold a 66.7% ownership interest in this facility and Madison Gas Electric Company owns the remaining 33.3%.

•We jointly own Two Creeks with Madison Gas and Electric Company, an unaffiliated utility. We hold a 66.7% ownership interest in this facility and Madison Gas and Electric Company owns the remaining 33.3%.

•We jointly own Forward Wind with Wisconsin Power and Light Company and Madison Gas and Electric Company, two unaffiliated utilities. We hold a 44.6% ownership interest in this facility, while the unaffiliated utilities collectively own the remaining 55.4%.

(3)     All of our hydroelectric facilities follow FERC guidelines and/or regulations.

2021 Form 10-K	26	Wisconsin Public Service Corporation

(4)    WRPC owns and operates the Castle Rock and Petenwell units. We hold a 50.0% ownership interest in WRPC and are entitled to 50.0% of the total capacity at Castle Rock and Petenwell. Our share of capacity for Castle Rock and Petenwell is 7.0 MW and 10.3 MW, respectively.

As of December 31, 2021, we operated approximately 13,900 miles of overhead distribution lines and approximately 8,800 miles of underground distribution cable, as well as 118 electric distribution substations and approximately 194,000 line transformers.

Natural Gas Facilities

At December 31, 2021, our natural gas properties were located in northeastern Wisconsin and consisted of the following:

•Approximately 8,400 miles of natural gas distribution mains,
•Approximately 250 miles of natural gas transmission mains,
•Approximately 311,800 natural gas lateral services, and
•Approximately 90 natural gas distribution and transmission gate stations.

Our natural gas distribution and gas storage systems included distribution mains and transmission mains connected to the pipeline transmission systems of ANR Pipeline Company, Great Lakes Transmission Company, Guardian Pipeline L.L.C., Union Gas, and Vector Pipeline.

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

ITEM 3. LEGAL PROCEEDINGS

In addition to those legal proceedings discussed in Note 21, Commitments and Contingencies, and Note 23, Regulatory Environment, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material impact on our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock, as Integrys, a wholly-owned subsidiary of WEC Energy Group, owns all of our outstanding common stock. See Note 11, Common Equity, for more information.

ITEM 6. RESERVED

2021 Form 10-K	27	Wisconsin Public Service Corporation

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

Throughout its strategic planning process, WEC Energy Group takes into account important developments, risks and opportunities, including new technologies, customer preferences and affordability, energy resiliency efforts, and sustainability. WEC Energy Group published the results of a priority sustainability issue assessment in 2020, identifying the issues that are most important to the company and its stakeholders over the short and long terms. This risk and priority assessment has formed WEC Energy Group's direction as a company.

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

In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by 2025 and by 80% by 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by making operating refinements, retiring less efficient generating units and executing its capital plan. Over the longer term, the target for its generation fleet is net-zero CO2 emissions by 2050.

As part of our path toward these goals, by the end of 2030, WEC Energy Group expects its use of coal will account for less than 5% of the power it supplies to its customers, and WEC Energy Group believes it will be in a position to eliminate coal as an energy source by 2035.

WEC Energy Group has already retired more than 1,800 MWs of coal-fired generation since the beginning of 2018, which included the 2018 retirement of the Pulliam power plant as well as the jointly-owned Edgewater Unit 4 generating units. See Note 6, Regulatory Assets and Liabilities, for more information related to these power plant retirements. Through the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,600 MW of additional fossil-fueled generation by 2025, which includes the planned retirement in 2023-2024 of the jointly-owned Columbia Units 1-2.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $3.5 billion from 2022-2026 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WE based on specific customer needs:

•1,400 MW of utility-scale solar (amount does not include WE's Badger Hollow Solar Park II, which is currently under construction);
•800 MW of battery storage; and
•100 MW of wind.

2021 Form 10-K	28	Wisconsin Public Service Corporation

WEC Energy Group also plans on investing in a combination of clean, natural gas-fired generation, made by either us or WE based on specific customer needs, including:

•100 MW of reciprocating internal combustion engine (RICE) natural gas-fueled generation;
•the planned purchase of 200 MW of capacity in West Riverside – a new, combined-cycle natural gas plant completed by Alliant Energy in Wisconsin; and
•the planned purchase of Whitewater, a natural gas-fired combined cycle electric generating facility with a capacity of 236.5 MW.

The new investments discussed above are in addition to the renewable projects currently underway. For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In addition, we previously received approval from the PSCW to invest in 200 MW of utility-scale solar. We partnered with an unaffiliated utility to construct two solar projects now in service in Wisconsin: Two Creeks and Badger Hollow I. We own 100 MW of each project for a total of 200 MW.

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

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution system. WEC Energy Group set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its utility systems.

As part of WEC Energy Group's effort to look for new opportunities in sustainable energy, it is testing the effects of blending hydrogen, a clean generating fuel, with natural gas at one of its RICE generating units in the Upper Peninsula of Michigan. WEC Energy Group is partnering with the Electric Power Research Institute in this research that could help create another viable option for decarbonizing the economy. The project will be carried out in 2022, and the results will be shared across the industry.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with the ESG Progress Plan, expect to continue strengthening and modernizing our generation fleet, as well as our electric and natural gas distribution networks to further improve reliability.

We completed work on our System Modernization and Reliability Project, which involved modernizing parts of our electric distribution system, including burying or upgrading lines. The project focused on constructing facilities to improve the reliability of electric service we provide to our customers.

For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

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

2021 Form 10-K	29	Wisconsin Public Service Corporation

Financial Discipline

A strong adherence to financial discipline is essential to meeting our earnings projections and maintaining a strong balance sheet, stable cash flows, and quality credit ratings.

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, and equipment, that are no longer strategic to operations, are not performing as intended, or have an unacceptable risk profile. See Note 2, Acquisition, for more information on our acquisition of Whitewater.

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

RESULTS OF OPERATIONS

The following discussion and analysis of our Results of Operations includes comparisons of our results for the year ended December 31, 2021 with the year ended December 31, 2020. For a similar discussion that compares our results for the year ended December 31, 2020 with the year ended December 31, 2019, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations in Part II of our 2020 Annual Report on Form 10-K, which was filed with the SEC on February 25, 2021.

Earnings

Our earnings for the year ended December 31, 2021 were $231.1 million, compared with $221.6 million for the year ended December 31, 2020. See below for additional information on the $9.5 million increase in earnings.

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

2021 Form 10-K	30	Wisconsin Public Service Corporation

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the years ended December 31, 2021 and 2020 was $288.8 million and $308.2 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Utility Segment Contribution to Net Income

	Year Ended December 31
(in millions)	2021	2020	B (W)
Electric revenues	$1,180.9	$1,137.0	$43.9
Fuel and purchased power costs	387.2	318.9	(68.3)
Total electric margins	793.7	818.1	(24.4)

Natural gas revenues	340.0	270.1	69.9
Cost of natural gas sold	210.0	139.4	(70.6)
Total natural gas margins	130.0	130.7	(0.7)

Total electric and natural gas margins	923.7	948.8	(25.1)

Other operation and maintenance	406.4	426.3	19.9
Depreciation and amortization	188.6	174.3	(14.3)
Property and revenue taxes	39.9	40.0	0.1
Operating income	288.8	308.2	(19.4)

Other income, net	36.8	29.9	6.9
Interest expense	64.7	63.5	(1.2)
Income before income taxes	260.9	274.6	(13.7)

Income tax expense	30.9	54.2	23.3
Net income	$230.0	$220.4	$9.6

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line items below	$211.5	$207.1	$(4.4)
Transmission (1)	152.1	159.9	7.8
Regulatory amortizations and other pass through expenses (2)	38.6	37.6	(1.0)
Earnings sharing mechanism (3)	4.2	21.6	17.4
Other	—	0.1	0.1
Total other operation and maintenance	$406.4	$426.3	$19.9

(1)    Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During 2021 and 2020, $147.3 million and $146.8 million, respectively, of costs were billed to us by transmission providers.

(2)    Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

2021 Form 10-K	31	Wisconsin Public Service Corporation

(3)    See Note 23, Regulatory Environment, for more information about our earnings sharing mechanism.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Year Ended December 31
	MWh (in thousands)
Electric Sales Volumes	2021	2020	B (W)
Customer class
Residential	3,024.8	3,038.9	(14.1)
Small commercial and industrial	4,019.0	3,865.1	153.9
Large commercial and industrial	3,973.1	3,682.7	290.4
Other	26.7	26.9	(0.2)
Total retail	11,043.6	10,613.6	430.0
Wholesale	1,726.8	2,035.9	(309.1)
Resale	243.2	784.1	(540.9)
Total sales in MWh	13,013.6	13,433.6	(420.0)

	Year Ended December 31
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer class
Residential	238.4	247.6	(9.2)
Commercial and industrial	173.7	184.5	(10.8)
Total retail	412.1	432.1	(20.0)
Transport	473.5	437.9	35.6
Total sales in therms	885.6	870.0	15.6

	Year Ended December 31
	Degree Days
Weather (1)	2021	2020	B (W)
Heating (7,380 normal)	6,735	7,139	(5.7)%
Cooling (532 normal)	643	660	(2.6)%

(1)    Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Revenues

Electric revenues increased $43.9 million during 2021, compared with 2020. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins decreased $24.4 million during 2021, compared with 2020. Margins did not change significantly from the PSCW-approved Wisconsin rate orders as the positive impact of increased rates was more than offset by a $27.6 million negative impact related to unprotected excess deferred taxes, which we agreed to return to customers over two years and is offset in income taxes. See Note 23, Regulatory Environment, for more information.

The significant factors impacting the lower electric utility margins were:

•A $27.6 million year-over-year negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond

2021 Form 10-K	32	Wisconsin Public Service Corporation

the 2% price variance is generally deferred for future recovery or refund to customers. In 2021, we were unable to defer our portion of the under-collected fuel and purchased power costs due to earning an ROE in excess of the PSCW authorized amount.

•Lower margins of $13.8 million driven by a decrease in wholesale customers related to the expiration of certain wholesale contracts.

These decreases in margins were partially offset by an $18.2 million net increase in margins related to higher retail sales volumes. Commercial and industrial retail sales volumes improved during 2021, compared with 2020, primarily due to the continued economic recovery in Wisconsin from the COVID-19 pandemic and the expansion of a large industrial customer.

Natural Gas Revenues

Natural gas revenues increased $69.9 million during 2021, compared with 2020. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 40.2% during 2021, compared with 2020. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins decreased $0.7 million during 2021, compared with 2020. The most significant factor impacting the lower natural gas utility margins was a decrease from lower retail sales volumes, including the impact of weather.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment decreased $5.7 million during 2021, compared with 2020. The significant factors impacting the decrease in other operating expenses were:

•A $17.4 million decrease in expense related to our earnings sharing mechanism. See Note 23, Regulatory Environment, for more information on our rate orders.

•A $7.8 million decrease in transmission expense driven by a decrease in electric wholesale customers related to the expiration of certain wholesale contracts.

•A $7.4 million net decrease in operating expense related to our power plants, primarily driven by reduced costs at Columbia and Weston.

•A $3.9 million decrease in benefit costs, primarily due to lower stock-based compensation.

These decreases in other operating expenses were partially offset by:

•A $14.3 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•An $8.6 million increase in electric and natural gas distribution expenses, primarily driven by significant storms in 2021.

•A $2.7 million increase in customer service expenses, primarily related to additional costs from an information technology project created to improve the billing, call center, and credit collection functions, as well as higher call volumes and metering costs.

•A $2.6 million increase in expenses related to charitable projects supporting our customers and the communities within our service territories.

•A $1.8 million increase in property and liability insurance premiums.

2021 Form 10-K	33	Wisconsin Public Service Corporation

Other Income, Net

Other income, net increased $6.9 million during 2021, compared with 2020, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 19, Employee Benefits, for more information on our benefit costs. This increase was partially offset by lower AFUDC – Equity, driven by Two Creeks being placed in service in November 2020.

Interest Expense

Interest expense increased $1.2 million during 2021, compared with 2020, driven by lower AFUDC – Debt recorded on capital projects, primarily related to Two Creeks being placed in service in November 2020.

Income Tax Expense

Income tax expense decreased $23.3 million during 2021, compared with 2020. This decrease was primarily due to a $27.6 million increase in 2021 of the amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with our Wisconsin rate order approved by the PSCW, effective January 1, 2020. This item did not impact earnings as it was offset in operating income. See Note 16, Income Taxes, and Note 23, Regulatory Environment, for more information.

Other Segment Contribution to Net Income

	Year Ended December 31
(in millions)	2021	2020	B (W)
Net income	$1.1	$1.2	$(0.1)

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for operation of our business and implementation of our corporate strategy through internal generation of cash from operations and access to the capital markets.

The following discussion and analysis of our Liquidity and Capital Resources includes comparisons of our cash flows for the year ended December 31, 2021 with the year ended December 31, 2020. For a similar discussion that compares our cash flows for the year ended December 31, 2020 with the year ended December 31, 2019, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in Part II of our 2020 Annual Report on Form 10-K, which was filed with the SEC on February 25, 2021.

Cash Flows

The following table summarizes our cash flows during the years ended December 31:

(in millions)	2021	2020	Change in 2021 Over 2020
Cash provided by (used in):
Operating activities	$438.3	$453.4	$(15.1)
Investing activities	(397.7)	(527.0)	129.3
Financing activities	(40.9)	74.0	(114.9)

Operating Activities

Net cash provided by operating activities decreased $15.1 million during 2021, compared with 2020, driven by an $80.1 million decrease in cash related to higher payments for fuel and purchased power at our plants during 2021, compared with the same period in 2020. We incurred higher natural gas costs throughout 2021, compared with 2020, as a result of an increase in the price of natural gas. Increased coal costs also drove higher payments for fuel used at our plants.

2021 Form 10-K	34	Wisconsin Public Service Corporation

This decrease in net cash provided by operating activities was partially offset by:

•A $38.3 million increase in cash related to higher cash received for income taxes during 2021, compared with 2020, driven by an increase in tax credits used.

•A $35.3 million increase in cash due to realized gains on derivative instruments as well as higher collateral received from counterparties during 2021, both driven by higher natural gas prices.

Investing Activities

Net cash used in investing activities decreased $129.3 million during 2021, compared with 2020, driven by a decrease in cash paid for capital expenditures, which is discussed in more detail below. Partially offsetting this decrease was $7.1 million of insurance proceeds received from the cash surrender value of life insurance in 2020.

Capital Expenditures

Capital expenditures for the years ended December 31 were as follows:

(in millions)	2021	2020	Change in 2021 Over 2020
Capital expenditures	$389.7	$530.7	$(141.0)

The decrease in cash paid for capital expenditures during 2021, compared with 2020, was driven by lower payments for capital expenditures related to Badger Hollow I, Two Creeks, and upgrades of automated meter reading devices during 2021. These decreases were partially offset by higher payments for capital expenditures related to Crane Creek during 2021.

See Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects below for more information.

Financing Activities

Net cash related to financing activities decreased $114.9 million during 2021, compared with 2020, and was driven by a $160.0 million decrease in equity contributions received from our parent during 2021, compared with 2020, to balance our capital structure.

This decrease in cash was partially offset by a $450.0 million increase in cash due to the issuance of long-term debt during 2021. A portion of these proceeds was used to redeem $400.0 million of long-term debt with higher interest rates. There were no issuances or repayments of long-term debt during 2020.

Significant Financing Activities

For more information on our financing activities, see Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt.

Cash Requirements

We require funds to support and grow our business. Our significant cash requirements primarily consist of capital and investment expenditures, payments to retire and pay interest on long-term debt, the payment of common stock dividends to our parent, and the funding of our ongoing operations. Our significant cash requirements are discussed in further detail below.

2021 Form 10-K	35	Wisconsin Public Service Corporation

Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, supply chain disruptions, the COVID-19 pandemic, inflation, and interest rates. Our estimated capital expenditures and acquisitions for the next three years are reflected below. These amounts include anticipated expenditures for environmental compliance and certain remediation issues. For a discussion of certain environmental matters affecting us, see Note 21, Commitments and Contingencies.

(in millions)
2022	$627.2
2023	537.3
2024	621.6
Total	$1,786.1

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

•In February 2021, we, along with WE and an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Paris Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once constructed, we will own 30 MW of solar generation and 17 MW of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $65 million, with construction expected to be completed by the end of 2023.

•We, along with WE, received approval to accelerate capital investments in two wind parks. Our share of the investment is expected to be approximately $69 million to repower major components of Crane Creek, which is expected to be completed by the end of 2022.

•In March 2021, we, along with WE and an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Darien Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once constructed, we will own 37 MW of solar generation and 12 MW of battery storage of this project. Our share of the cost of this project is estimated to be approximately $65 million, with construction expected to be completed by the end of 2023.

•We, along with an unaffiliated utility, received PSCW approval to acquire the Red Barn Wind Park, a utility-scale wind-powered electric generating facility. The project will be located in Grant County, Wisconsin and once constructed, we will own 82 MW of this project. If approved, our share of the cost of this project is estimated to be $150 million, with construction expected to be completed by the end of 2022.

•In April 2021, we, along with WE and an unaffiliated utility, filed an application with the PSCW for approval to acquire the Koshkonong Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once constructed, we will own 45 MW of solar generation and 25 MW of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $97 million, with construction expected to be completed by the second quarter of 2024.

•In April 2021, we, along with WE, filed an application with the PSCW for approval to construct a natural gas-fired generation facility at our existing Weston power plant site in northern Wisconsin. The new facility will consist of seven reciprocating internal combustion engines. Once constructed, we will own 64 MW of this project. If approved, our share of the cost of this project is estimated to be approximately $85 million, with construction expected to be completed by the end of 2023.

•In November 2021, we, along with WE, signed an asset purchase agreement to acquire Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility in Whitewater, Wisconsin.

2021 Form 10-K	36	Wisconsin Public Service Corporation

In December 2021, we, along with WE, filed an application with the PSCW for approval to acquire Whitewater. If approved, our share of the cost of this facility is estimated to be $36.3 million for 50% of the capacity, with the transaction expected to close in January 2023. See Note 2, Acquisition, for more information.

•In January 2022, we, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire a portion of West Riverside's nameplate capacity. We are also requesting approval to assign the option to purchase part of West Riverside to WE. If approved, we or WE would acquire 100 MW of capacity, in the first of two potential option exercises. West Riverside is a new, combined-cycle natural gas plant recently completed by an unaffiliated utility in Rock County, Wisconsin. If approved, and we don't assign the option to WE, our share of the cost of this ownership interest would be approximately $91 million, with the transaction expected to close in the second quarter of 2023.

See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Withhold Release Order Related to Silica-Based Products for information on the potential impacts to our solar projects as a result of CBP actions related to solar panels.

Long-Term Debt

A significant amount of cash is required to retire and pay interest on our long-term debt obligations. See Note 14, Long-Term Debt, for more information on our outstanding long-term debt, including a schedule of our long-term debt maturities over the next five years. The following table summarizes our required interest payments on long-term debt (excluding finance lease obligations) as of December 31, 2021:

	Interest Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Interest payments on long-term debt	$1,500.7	$65.1	$130.2	$130.2	$1,175.2

Common Stock Dividends

During the years ended December 31, 2021, 2020, and 2019, we paid common stock dividends of $260.0 million, $260.0 million, and $120.0 million, respectively, to the sole holder of our common stock, Integrys. Any payment of future dividends is subject to approval by our Board of Directors and is dependent upon future earnings, capital requirements, and financial and other business conditions. In addition, various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Integrys in the form of cash dividends, loans, or advances. We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future. See Note 11, Common Equity for more information related to these restrictions and our other common stock matters.

Other Significant Cash Requirements

Our utility operations have purchase obligations under various contracts for the procurement of fuel, power, and gas supply, as well as the related storage and transportation. These costs are a significant component of funding our ongoing operations. See Note 21, Commitments and Contingencies, for more information, including our minimum future commitments related to these purchase obligations.

In addition to our energy-related purchase obligations, we have commitments for other costs incurred in the normal course of business, including costs related to information technology services, meter reading services, maintenance and other service agreements for certain generating facilities, and various engineering agreements. Our estimated future cash requirements related to these purchase obligations are reflected below.

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase orders	$23.8	$11.4	$7.9	$4.5	$—

We have various finance and operating lease obligations. Our finance lease obligations primarily relate to land leases for our solar projects. See Note 15, Leases, for more information, including an analysis of our minimum lease payments due in future years.

2021 Form 10-K	37	Wisconsin Public Service Corporation

We make contributions to our pension and OPEB plans based upon various factors affecting us, including our liquidity position and tax law changes. See Note 19, Employee Benefits, for our expected contributions in 2022 and our expected pension and OPEB payments for the next 10 years. We expect the majority of these future pension and OPEB payments to be paid from our outside trusts. See Sources of Cash–Investments in Outside Trusts below for more information.

In addition to the above, our balance sheet at December 31, 2021 included various other liabilities that, due to the nature of the liabilities, the amount and timing of future payments cannot be determined with certainty. These liabilities include AROs, liabilities for the remediation of manufactured gas plant sites, and liabilities related to the accounting treatment for uncertainty in income taxes. For additional information on these liabilities, see Note 9, Asset Retirement Obligations, Note 21, Commitments and Contingencies, and Note 16, Income Taxes, respectively.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. See Note 1(q), Guarantees, and Note 13, Short-Term Debt and Lines of Credit, for more information.

Sources of Cash

Liquidity

We anticipate meeting our short-term and long-term cash requirements to operate our business and implement our corporate strategy through internal generation of cash from operations, equity contributions from our parent, and access to the capital markets, which allows us to obtain external short-term borrowings, including commercial paper, and intermediate or long-term debt securities. Cash generated from operations is primarily driven by sales of electricity and natural gas to our utility customers, reduced by costs of operations. Our access to the capital markets is critical to our overall strategic plan and allows us to supplement cash flows from operations with external borrowings to manage seasonal variations, working capital needs, commodity price fluctuations, unplanned expenses, and unanticipated events.

See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for additional information on the impacts of the COVID-19 pandemic on our liquidity.

We maintain a bank back-up credit facility, which provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations.

The amount, type, and timing of any financings in 2022, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals, and other factors. We plan to maintain a capital structure consistent with that approved by the PSCW. For more information on our approved capital structure, see Item 1. Business – D. Regulation.

The issuance of our securities is subject to the approval of the PSCW. Additionally, with respect to the public offering of securities, we file registration statements with the SEC under the Securities Act of 1933, as amended (1933 Act). The amounts of securities authorized by the PSCW, as well as the securities registered under the 1933 Act, are closely monitored and appropriate filings are made to ensure flexibility in the capital markets.

At December 31, 2021, our current liabilities exceeded our current assets by $143.3 million. We do not expect this to have any impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity of $67.7 million under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, for more information about our credit facility and securities.

2021 Form 10-K	38	Wisconsin Public Service Corporation

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. As of December 31, 2021, these trusts had investments of approximately $1.2 billion, consisting of fixed income and equity securities, that are subject to the volatility of the stock market and interest rates. The performance of existing plan assets, long-term discount rates, changes in assumptions, and other factors could affect our future contributions to the plans, our financial position if our accumulated benefit obligation exceeds the fair value of the plan assets, and future results of operations related to changes in pension and OPEB expense and the assumed rate of return. For additional information, see Note 19, Employee Benefits.

Debt Covenants

At December 31, 2021, we were in compliance with all covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, Note 14, Long-Term Debt, and Note 11, Common Equity, for more information.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of December 31, 2021. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

Coronavirus Disease – 2019

The COVID-19 pandemic has adversely impacted the economy and financial markets, which has adversely affected our business. During 2021, commercial and industrial retail sales volumes began to improve due to the continued economic recovery in our service territories. However, there are still questions regarding the extent and duration of the COVID-19 pandemic itself. Orders limiting the capacity of various businesses could be adopted again in the future depending on how the virus continues to mutate and spread. The resulting effects of any future orders could have a variety of adverse impacts on us, including a decrease in revenues, increased bad debt expense, increases in past due accounts receivable balances, and access to the capital markets at unreasonable terms or rates.

Liquidity and Financial Markets

Upon the initial enactment of certain COVID-19 related shelter-in-place orders in early to mid-March 2020, commercial paper markets became more expensive and related terms became less flexible. In response to these signs of market instability, the Federal Reserve implemented certain measures, including a reduction in its benchmark Federal Funds rate and the establishment of various programs to restore liquidity and stability into the short-term funding markets. These measures had an almost immediate mitigating effect on commercial paper rates and availability in 2020. As of December 31, 2021, the disruptions in the commercial paper and long-term debt markets as a result of the COVID-19 pandemic have subsided.

2021 Form 10-K	39	Wisconsin Public Service Corporation

Allowance for Credit Losses

Economic disruptions caused by the COVID-19 pandemic, including higher unemployment rates and the inability of some businesses to recover from the pandemic, caused a higher percentage of our accounts receivable balances to become uncollectible. Although impacts on our results of operations related to higher uncollectible receivable balances were mitigated by regulatory mechanisms and certain COVID-19 specific regulatory orders we received, the increase in past due receivables we experienced resulted in higher working capital requirements. However, with normal collection practices now underway, we continue to see an improvement in our past due receivable balances, as evidenced by a decrease in our allowance for credit losses. See Note 5, Credit Losses, for more information.

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

Loss of Business

Many of the commercial and industrial customers in our service territory have recovered, or are recovering, from the COVID-19 pandemic. However, we are still seeing a decrease in the consumption of electricity and natural gas by some of our customers as they continue to experience lower demand for their products and services, or are not operating at full capacity. The extent to which the pandemic related decrease in consumption will continue to impact our results of operations and liquidity is dependent upon the duration of the COVID-19 pandemic and the ability of our customers to continue, or to resume, normal operations.

Employee Safety

The health and safety of our employees during the COVID-19 pandemic is paramount and enables us to continue to provide critical services to our customers.

We are taking into consideration CDC guidelines and have taken precautions with regard to employee hygiene and facility cleanliness, imposed travel limitations on our employees, provided additional employee benefits, and implemented remote-work policies where appropriate. We have an incident management team and updated our pandemic continuity plan, which includes identifying critical work groups and ensuring safe-harbor plans are in place. We have minimized the unnecessary risk of exposure to COVID-19 by implementing self-quarantine measures and have adopted additional precautionary measures for our critical work groups.

Additional protocols have been implemented for our field employees who travel to customer premises in order to protect them, our customers, and the public. We have modified our work protocols to ensure compliance with social distancing and face covering recommendations. We are developing return-to-the workplace strategies for those employees currently working remotely, taking into consideration factors such as any updated CDC guidelines, new variants, any increases in COVID-19 cases in our service territories, and the overall level of risk to our employees and customers.

All of these safety measures have caused us to incur additional costs, and depending upon the duration of the COVID-19 pandemic, could have a material impact on our results of operations and liquidity.

We continue to provide our employees with educational information regarding the COVID-19 vaccine and are providing incentives and imposing surcharges on our medical plan to encourage employees to obtain the vaccine. Enforcement of these surcharges and precautionary measures may adversely impact our operations, including possible labor disruptions, employee attrition, and a reduced ability to replace departing employees.

2021 Form 10-K	40	Wisconsin Public Service Corporation

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

Due to the PSCW's previous proceedings on natural gas industry regulation in a competitive environment, the PSCW currently provides all Wisconsin customer classes with competitive markets the option to choose a third-party natural gas supplier. All of our Wisconsin non-residential customer classes have competitive market choices and, therefore, can purchase natural gas directly from either a third-party supplier or us. Since third-party suppliers can be used in Wisconsin, the PSCW has also adopted standards for transactions between a utility and its natural gas marketing affiliates.

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

Regulatory, Legislative, and Legal Matters

Regulatory Recovery

We account for our regulated operations in accordance with accounting guidance under the Regulated Operations Topic of the FASB ASC. Our rates are determined by the PSCW and the FERC. See Item 1. Business – D. Regulation for more information on these commissions. See Note 23, Regulatory Environment, for additional information regarding recent rate proceedings and orders.

Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. We record regulatory assets pursuant to generic and/or specific orders issued by our regulators. Recovery of the deferred costs in future rates is subject to the review and approval by our regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of the deferred costs is not approved by our regulators, the costs would be charged to income in the current period. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities. As of December 31, 2021, our regulatory assets were $347.9 million, and our regulatory liabilities were $743.9 million.

Withhold Release Order Related to Silica-Based Products

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China, such as polysilicon, included in the manufacturing of solar panels. The WRO was issued over allegations of widespread, state-backed forced labor in the region. A significant percentage of the world’s polysilicon supply comes from China,

2021 Form 10-K	41	Wisconsin Public Service Corporation

and as a result of the WRO, many solar panels imported into the United States are being held by the CBP on suspicion that they originated from, or contain components that originated from, this region in China. Solar panels will only be released after the importer provides satisfactory evidence to the contrary, which can be an arduous process. We cannot currently predict what, if any, impact this supply disruption will have on our future solar projects included in WEC Energy Group's capital plan.

United States Department of Commerce Complaint

In August 2021, a group of anonymous domestic solar manufacturers filed a petition (AD/CVD) with the DOC seeking to impose new tariffs on solar panels and cells imported from several countries, including Malaysia, Vietnam, and Thailand. The petitioners claim that Chinese solar manufacturers are shifting products to these countries to avoid the tariffs required on products imported from China. In September 2021, the DOC asked that the anonymous group amend its petition to provide more detail and asked the group to identify its members. In its response to the DOC, the anonymous group refused and argued that identifying its members could expose them to retribution from the Chinese solar industry, which dominates the global solar supply chain for critical solar panel components. In November 2021, the DOC rejected the petition filed by the anonymous group and cited the group's anonymity as a driving factor in the denial.

Infrastructure Investment and Jobs Act

In November 2021, President Biden signed into law the Infrastructure Investment and Jobs Act, which provides for approximately $1.2 trillion of federal spending over the next five years, including approximately $85 billion for investments in power, utilities, and renewables infrastructure across the United States. We expect funding from this Act will support the work we are doing to reduce GHG emissions, increase EV charging, and strengthen and protect the energy grid. Funding in the Act should also help to expand emerging technologies, like hydrogen and carbon management, as we continue the transition to a clean energy future. We believe the Infrastructure Investment and Jobs Act will accelerate investment in projects that will help us meet our net zero emission goals to the benefit of our customers, the communities we serve, and our company.

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

Higher commodity costs can increase our working capital requirements, result in higher gross receipts taxes, and lead to increased energy efficiency investments by our customers to reduce utility usage and/or fuel substitution. Higher commodity costs combined with slower economic conditions also expose us to greater risks of accounts receivable write-offs as more customers are unable to pay their bills. See Note 5, Credit Losses, for more information on our mechanism that allows for cost recovery or refund of uncollectible expense.

2021 Form 10-K	42	Wisconsin Public Service Corporation

Weather

Our utility rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. The fixed charge included in our natural gas rates helps to mitigate the impacts of weather. A summary of actual weather information in our service territory during 2021 and 2020, as measured by degree days, may be found in Results of Operations.

Interest Rates

We are exposed to interest rate risk resulting from our short-term borrowings and projected near-term debt financing needs. We manage exposure to interest rate risk by limiting the amount of our variable rate obligations and continually monitoring the effects of market changes on interest rates. When it is advantageous to do so, we enter into long-term fixed rate debt.

Based on our variable rate debt outstanding at December 31, 2021 and 2020, a hypothetical increase in market interest rates of one percentage point would have increased annual interest expense by $3.3 million and $2.1 million in 2021 and 2020, respectively. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

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

The fair value of our trust fund assets and expected long-term returns were approximately:

(in millions)	As of December 31, 2021	Expected Return on Assets in 2022
Pension trust funds	$859.4	7.00%
OPEB trust funds	$303.6	7.00%

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

Inflation and Supply Chain Disruptions

We continue to monitor the impact of inflation and supply chain disruptions. We monitor the costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance costs, and other costs in order to minimize inflationary effects in future years, to the extent possible, through pricing strategies, productivity improvements, and cost

2021 Form 10-K	43	Wisconsin Public Service Corporation

reductions. We monitor the global supply chain, and related disruptions, in order to ensure we are able to procure the necessary materials and other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in accordance with WEC Energy Group's capital plan, which includes us. For additional information concerning risks related to inflation and supply chain disruptions, see Item 1A. Risk Factors – Risks Related to the Operation of Our Business – Our operations and corporate strategy may be adversely affected by supply chain disruptions and inflation.

For additional information concerning risk factors, including market risks, see the Cautionary Statement Regarding Forward-Looking Information at the beginning of this report and Item 1A. Risk Factors.

Critical Accounting Policies and Estimates

The preparation of financial statements in compliance with GAAP requires the application of accounting policies, as well as the use of estimates, assumptions, and judgements that could have a material impact on our financial statements and related disclosures. Judgments regarding future events may include the likelihood of success of particular projects, legal and regulatory challenges, and anticipated recovery of costs. Actual results may differ significantly from estimated amounts based on varying assumptions.

Our significant accounting policies are described in Note 1, Summary of Significant Accounting Policies. The following is a list of accounting policies and estimates that require management's most difficult, subjective, or complex judgments and may change in subsequent periods.

Regulatory Accounting

Our utility operations follow the guidance under the Regulated Operations Topic of the FASB ASC (Topic 980). Our financial statements reflect the effects of the rate-making principles followed by the jurisdictions regulating us. Certain items that would otherwise be immediately recognized as revenues and expenses are deferred as regulatory assets and regulatory liabilities for future recovery or refund to customers, as authorized by our regulators.

Future recovery of regulatory assets, including the timeliness of recovery and our ability to earn a reasonable return, is not assured and is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness. Once approved, the regulatory assets and liabilities are amortized into earnings over the rate recovery or refund period. If recovery or refund of costs is not approved or is no longer considered probable, these regulatory assets or liabilities are recognized in current period earnings. Management regularly assesses whether these regulatory assets and liabilities are probable of future recovery or refund by considering factors such as changes in the regulatory environment, earnings from our electric and natural gas utility operations, rate orders issued by our regulators, historical decisions by our regulators regarding regulatory assets and liabilities, and the status of any pending or potential deregulation legislation.

The application of the Regulated Operations Topic of the FASB ASC would be discontinued if all or a separable portion of our utility operations no longer met the criteria for application. Our regulatory assets and liabilities would be written off to income as an unusual or infrequently occurring item in the period in which discontinuation occurred. As of December 31, 2021, we had $347.9 million in regulatory assets and $743.9 million in regulatory liabilities. See Note 6, Regulatory Assets and Liabilities, for more information.

Goodwill

We completed our annual goodwill impairment test for our utility reporting unit as of July 1, 2021. No impairment was recorded as a result of this test. At July 1, 2021, our utility reporting unit had $36.4 million of goodwill. The fair value calculated in step one of the test was greater than its carrying value. The fair value of our reporting unit was calculated using a combination of the income approach and the market approach.

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

2021 Form 10-K	44	Wisconsin Public Service Corporation

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

See Note 10, Goodwill, for more information.

Long-Lived Assets

In accordance with ASC 980-360, Regulated Operations – Property, Plant, and Equipment, we periodically assess the recoverability of certain long-lived assets when events or changes in circumstances indicate that the carrying amount of those long-lived assets may not be recoverable. Examples of events or changes in circumstances include, but are not limited to, a significant decrease in the market price, a significant change in use, a regulatory decision related to recovery of assets from customers, adverse legal factors or a change in business climate, operating or cash flow losses, or an expectation that the asset might be sold or abandoned. See Note 1(j), Asset Impairment, for our policy on accounting for abandonments.

Performing an impairment evaluation involves a significant degree of estimation and judgement by management in areas such as identifying circumstances that indicate an impairment may exist, identifying and grouping affected assets, and developing the undiscounted future cash flows. An impairment loss is measured as the excess of the carrying amount of the asset in comparison to the fair value of the asset. The fair value of the asset is assessed using various methods, including internally developed discounted cash flow analysis, expected recovery of regulated assets, and analysis from outside advisors.

See Note 7, Property, Plant, and Equipment, for more information on our generating units probable of being retired. See Note 6, Regulatory Assets and Liabilities, and Note 23, Regulatory Environment, for more information on our retired generating units, including various approvals we received from the FERC and the PSCW.

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

2021 Form 10-K	45	Wisconsin Public Service Corporation

The following table shows how a given change in certain actuarial assumptions would impact the projected benefit obligation and the reported net periodic pension cost. Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2021 Pension Cost
Discount rate	(0.5)	$59.1	$6.1
Discount rate	0.5	(51.0)	(5.2)
Rate of return on plan assets	(0.5)	N/A	3.7
Rate of return on plan assets	0.5	N/A	(3.7)

The following table shows how a given change in certain actuarial assumptions would impact the accumulated OPEB obligation and the reported net periodic OPEB cost. Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2021 Postretirement Benefit Cost
Discount rate	(0.5)	$9.8	$0.7
Discount rate	0.5	(8.5)	(0.7)
Health care cost trend rate	(0.5)	(6.9)	(0.9)
Health care cost trend rate	0.5	8.0	1.0
Rate of return on plan assets	(0.5)	N/A	1.5
Rate of return on plan assets	0.5	N/A	(1.5)

The discount rates are selected based on hypothetical bond portfolios consisting of noncallable, high-quality corporate bonds across the full maturity spectrum. From the hypothetical bond portfolios, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plans' expected future benefit payments.

We establish our expected return on assets based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios. The assumed long-term rate of return on pension plan assets was 7.00% in 2021 and 2020, and 7.25% in 2019. The actual rate of return on pension plan assets, net of fees, was 10.19%, 14.63%, and 22.22% in 2021, 2020, and 2019, respectively.

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

Unbilled revenues are estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses, and applicable customer rates. Energy demand for the unbilled period or changes in rate mix due to fluctuations in usage patterns of customer classes could impact the accuracy of the unbilled revenue estimate. Total unbilled utility revenues were $73.0 million and $63.7 million as of December 31, 2021 and 2020, respectively. The changes in unbilled revenues are primarily due to changes in the cost of natural gas, weather, and customer rates.

2021 Form 10-K	46	Wisconsin Public Service Corporation

Income Tax Expense

Significant management judgment is required in determining our provision for income taxes, deferred income tax assets and liabilities, the liability for unrecognized tax benefits, and any valuation allowance recorded against deferred income tax assets. The assumptions involved are supported by historical data, reasonable projections, and interpretations of applicable tax laws and regulations across multiple taxing jurisdictions. Significant changes in these assumptions could have a material impact on our financial condition and results of operations. See Note 1(n), Income Taxes, and Note 16, Income Taxes, for a discussion of accounting for income taxes.

We are required to estimate income taxes for each of our applicable tax jurisdictions as part of the process of preparing financial statements. This process involves estimating current income tax liabilities together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included within our balance sheets. We also assess the likelihood that our deferred income tax assets will be recovered through future taxable income. To the extent we believe that realization is not likely, we establish a valuation allowance, which is offset by an adjustment to income tax expense in our income statements.

Uncertainty associated with the application of tax statutes and regulations, the outcomes of tax audits and appeals, changes in income tax law, enacted tax rates or amounts subject to income tax, and changes in the regulatory treatment of any tax reform benefits requires that judgments and estimates be made in the accrual process and in the calculation of effective tax rates. Only income tax benefits that meet the "more likely than not" recognition threshold may be recognized or continue to be recognized. Unrecognized tax benefits are re-evaluated quarterly and changes are recorded based on new information, including the issuance of relevant guidance by the courts or tax authorities and developments occurring in the examinations of our tax returns.

We expect our 2022 annual effective tax rate to be between 23% and 24%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

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

2021 Form 10-K	47	Wisconsin Public Service Corporation

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Wisconsin Public Service Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wisconsin Public Service Corporation (the "Company") as of December 31, 2021 and 2020, the related statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

2021 Form 10-K	48	Wisconsin Public Service Corporation

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

While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1) full recovery of the costs of providing utility service, (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment or (3) timely recovery of costs incurred. The Company had $347.9 million and $743.9 million of regulatory assets and liabilities, respectively, as of December 31, 2021.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Given that management’s accounting judgments can be based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due its inherent complexities.

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

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 24, 2022

We have served as the Company's auditor since 2002.

2021 Form 10-K	49	Wisconsin Public Service Corporation

B. INCOME STATEMENTS

Year Ended December 31
(in millions)	2021	2020	2019
Operating revenues	$1,520.9	$1,407.1	$1,411.9

Operating expenses
Cost of sales	597.2	458.3	540.6
Other operation and maintenance	406.4	426.3	396.2
Depreciation and amortization	188.6	174.3	166.2
Property and revenue taxes	39.9	40.0	41.3
Total operating expenses	1,232.1	1,098.9	1,144.3

Operating income	288.8	308.2	267.6

Other income, net	38.2	31.4	39.6
Interest expense	64.7	63.5	63.4
Other expense	(26.5)	(32.1)	(23.8)

Income before income taxes	262.3	276.1	243.8
Income tax expense	31.2	54.5	59.1
Net income	$231.1	$221.6	$184.7

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2021 Form 10-K	50	Wisconsin Public Service Corporation

C. BALANCE SHEETS

At December 31
(in millions, except share and per share amounts)	2021	2020
Assets
Current assets
Cash and cash equivalents	$2.4	$2.7
Accounts receivable and unbilled revenues, net of reserves of $11.1 and $18.3, respectively	226.6	190.8
Accounts receivable from related parties	26.1	27.6
Materials, supplies, and inventories	112.9	92.7
Prepaid taxes	40.0	39.0
Derivative assets	22.2	3.1
Other	12.3	9.1
Current assets	442.5	365.0

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $1,808.4 and $1,750.7, respectively	5,098.6	4,885.9
Regulatory assets	347.9	449.4
Goodwill	36.4	36.4
Pension and OPEB assets	260.7	159.2
Other	49.6	38.0
Long-term assets	5,793.2	5,568.9
Total assets	$6,235.7	$5,933.9

Liabilities and Equity
Current liabilities
Short-term debt	$331.0	$210.5
Current portion of long-term debt	—	400.0
Accounts payable	130.8	129.6
Accounts payable to related parties	42.6	48.8
Other	81.4	81.0
Current liabilities	585.8	869.9

Long-term liabilities
Long-term debt	1,690.6	1,244.8
Deferred income taxes	782.2	682.7
Deferred ITCs	74.8	41.3
Regulatory liabilities	735.5	772.6
Environmental remediation liabilities	95.0	88.3
Other	128.8	117.6
Long-term liabilities	3,506.9	2,947.3

Commitments and contingencies (Note 21)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,491.5	1,436.4
Retained earnings	555.9	584.7
Common shareholder's equity	2,143.0	2,116.7
Total liabilities and equity	$6,235.7	$5,933.9

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2021 Form 10-K	51	Wisconsin Public Service Corporation

D. STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2021	2020	2019
Operating activities
Net income	$231.1	$221.6	$184.7
Reconciliation to cash provided by operating activities
Depreciation and amortization	188.6	174.3	166.2
Deferred income taxes and ITCs, net	84.6	40.4	125.2
Change in –
Accounts receivable and unbilled revenues, net	(24.5)	32.2	(8.1)
Materials, supplies, and inventories	(20.2)	13.7	(3.4)
Prepaid taxes	(1.0)	24.4	(22.0)
Other current assets	(3.3)	0.2	(4.0)
Accounts payable	3.2	(47.3)	22.3
Other current liabilities	0.9	(0.2)	0.7
Other, net	(21.1)	(5.9)	(40.5)
Net cash provided by operating activities	438.3	453.4	421.1

Investing activities
Capital expenditures	(389.7)	(530.7)	(517.8)
Proceeds from cash surrender value of life insurance	—	7.1	6.6
Other, net	(8.0)	(3.4)	(4.7)
Net cash used in investing activities	(397.7)	(527.0)	(515.9)

Financing activities
Retirement of long-term debt	(400.0)	—	—
Issuance of long-term debt	450.0	—	300.0
Change in short-term debt	120.5	119.0	(192.9)
Payment of dividends to parent	(260.0)	(260.0)	(120.0)
Equity contribution from parent	55.0	215.0	105.0
Other, net	(6.4)	—	(3.9)
Net cash provided by (used in) financing activities	(40.9)	74.0	88.2

Net change in cash and cash equivalents	(0.3)	0.4	(6.6)
Cash and cash equivalents at beginning of year	2.7	2.3	8.9
Cash and cash equivalents at end of year	$2.4	$2.7	$2.3

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2021 Form 10-K	52	Wisconsin Public Service Corporation

E. STATEMENTS OF EQUITY

(in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2018	$95.6	$1,115.9	$558.4	$1,769.9
Net income	—	—	184.7	184.7
Equity contribution from parent	—	105.0	—	105.0
Payment of dividends to parent	—	—	(120.0)	(120.0)
Stock-based compensation and other	—	0.2	—	0.2
Balance at December 31, 2019	$95.6	$1,221.1	$623.1	$1,939.8
Net income	—	—	221.6	221.6
Equity contribution from parent	—	215.0	—	215.0
Payment of dividends to parent	—	—	(260.0)	(260.0)
Stock-based compensation and other	—	0.3	—	0.3
Balance at December 31, 2020	$95.6	$1,436.4	$584.7	$2,116.7
Net income	—	—	231.1	231.1
Equity contribution from parent	—	55.0	—	55.0
Payment of dividends to parent	—	—	(260.0)	(260.0)
Stock-based compensation and other	—	0.1	0.1	0.2
Balance at December 31, 2021	$95.6	$1,491.5	$555.9	$2,143.0

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2021 Form 10-K	53	Wisconsin Public Service Corporation

F. NOTES TO FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Operations—We are an electric and natural gas utility company that serves electric and natural gas customers in northeastern Wisconsin. We are subject to the jurisdiction of, and regulation by, the PSCW, which has general supervisory and regulatory powers over virtually all phases of the public utility industry in Wisconsin. In addition, we are subject to the jurisdiction of the FERC, which regulates our natural gas pipelines and wholesale electric rates. We are an indirect, wholly owned subsidiary of WEC Energy Group.

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

2021 Form 10-K	54	Wisconsin Public Service Corporation

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

We are an active participant in the MISO Energy Markets, where we bid our generation into the Day Ahead and Real Time markets and procure electricity for our retail and wholesale customers at prices determined by the MISO Energy Markets. Purchase and sale transactions are recorded using settlement information provided by MISO. These purchase and sale transactions are accounted for on a net hourly position. Net purchases in a single hour are recorded as purchased power in cost of sales, and net sales in a single hour are recorded as resale revenues on our income statements. For resale revenues, our performance obligation is created only when electricity is sold into the MISO Energy Markets.

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

The transaction price of the performance obligations for our natural gas customers is valued using the rates, charges, terms, and conditions of service included in our tariffs, which have been approved by the PSCW. These rates often have a fixed component customer charge and a usage-based variable component charge. We recognize revenue for the fixed component customer charge monthly using a time-based output method. We recognize revenue for the usage-based variable component charge using an output method based on natural gas delivered each month.

Our tariffs include various rate mechanisms that allow us to recover or refund changes in prudently incurred costs from rate case-approved amounts. Our rates include a one-for-one recovery mechanism for natural gas commodity costs. Under normal circumstances, we defer any difference between actual natural gas costs incurred and costs recovered through rates as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year. However, as a result of the extreme weather in the Midwest in February 2021, the cost of gas purchased for our natural gas customers was temporarily driven significantly higher than our normal winter weather expectations. See Note 23, Regulatory Environment, for more information on the recovery of these high natural gas costs.

2021 Form 10-K	55	Wisconsin Public Service Corporation

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

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at December 31, 2021 and 2020.

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

2021 Form 10-K	56	Wisconsin Public Service Corporation

(f) Materials, Supplies, and Inventories—Our inventory as of December 31 consisted of:

(in millions)	2021	2020
Materials and supplies	$50.5	$45.8
Natural gas in storage	33.5	18.9
Fossil fuel	28.9	28.0
Total	$112.9	$92.7

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

We record straight-line depreciation expense over the estimated useful life of utility property using depreciation rates approved by the PSCW that include estimates for salvage value and removal costs. Annual utility composite depreciation rates were 2.66%, 2.63%, and 2.44% in 2021, 2020, and 2019, respectively.

We capitalize certain costs related to software developed or obtained for internal use and record these costs to amortization expense over the estimated useful life of the related software, which ranges from 5 to 15 years. If software is retired prior to being fully amortized, the difference is recorded as a loss on the income statement.

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

Approximately 50% of our retail jurisdictional CWIP expenditures are subject to the AFUDC calculation. Our average AFUDC retail rates were 7.55% for 2021 and 2020, and 7.72% for 2019. Our average AFUDC wholesale rates were 1.04%, 5.59%, and 2.58% for 2021, 2020, and 2019, respectively.

We recorded the following AFUDC for the years ended December 31:

(in millions)	2021	2020	2019
AFUDC – Debt	$3.5	$4.6	$2.4
AFUDC – Equity	9.0	11.8	5.7

2021 Form 10-K	57	Wisconsin Public Service Corporation

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

We periodically assess the recoverability of certain long-lived assets when factors indicate the carrying value of such assets may be impaired or such assets are planned to be sold. Long-lived assets that would be subject to an impairment assessment generally include any assets within regulated operations that may not be fully recovered from our customers as a result of regulatory decisions that will be made in the future. An impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds the fair value of the asset. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the excess of the carrying amount of the asset in comparison to the fair value of the asset.

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

(l) Stock-Based Compensation—Our employees participate in the WEC Energy Group stock-based compensation plans. In accordance with the Omnibus Stock Incentive Plan, WEC Energy Group provides long-term incentives through its equity interests to its non-employee directors, officers, and other key employees. The plan provides for the granting of stock options, restricted stock, performance shares, and other stock-based awards. Awards may be paid in WEC Energy Group common stock, cash, or a combination thereof. In addition to those shares of WEC Energy Group common stock that are subject to awards outstanding as of May 6, 2021, 9.0 million shares of WEC Energy Group common stock are reserved for issuance under the plan.

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

2021 Form 10-K	58	Wisconsin Public Service Corporation

Stock Options

Our employees are granted WEC Energy Group non-qualified stock options that generally vest on a cliff-basis after three years. The exercise price of a stock option under the plan cannot be less than 100% of the fair market value of WEC Energy Group common stock on the grant date. Historically, all stock options have been granted with an exercise price equal to the fair market value of WEC Energy Group common stock on the date of the grant. Options vest immediately upon retirement, death, or disability; however, they may not be exercised within six months of the grant date except in connection with certain termination of employment events following a change in control. Options expire no later than 10 years from the date of grant.

WEC Energy Group stock options are classified as equity awards. The fair value of each stock option was calculated using a binomial option-pricing model. The following table shows the estimated weighted-average fair value per stock option granted to our employees along with the weighted-average assumptions used in the valuation models:

	2021	2020	2019
Stock options granted	18,021	22,042	21,638

Estimated weighted-average fair value per stock option	$13.20	$10.82	$8.60

Assumptions used to value the options:
Risk-free interest rate	0.1% – 0.9%	1.6% – 1.9%	2.5% – 2.7%
Dividend yield	2.9%	3.0%	3.6%
Expected volatility	21.0%	16.0%	17.0%
Expected life (years)	8.7	8.6	8.5

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

Performance Units

Officers and other key employees are granted performance units under the WEC Energy Group Performance Unit Plan. Under the plan, the ultimate number of units that will be awarded is dependent on WEC Energy Group's total shareholder return (stock price appreciation plus dividends) as compared to the total shareholder return of a peer group of companies over three years, as well as other performance metrics as may be determined by the Compensation Committee. Participants may earn between 0% and 175% of the performance unit award based on WEC Energy Group's total shareholder return. Pursuant to the terms of the plan, these percentages can be adjusted upwards or downwards by up to 10% based on WEC Energy Group's performance against additional performance measures, if any, adopted by the Compensation Committee. Performance units also accrue forfeitable dividend equivalents in the form of additional performance units.

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

See Note 11, Common Equity, for more information on WEC Energy Group's stock-based compensation plans.

(m) Leases—We recognize a right of use asset and lease liability for operating and finance leases with a term of greater than one year. As a policy election, we account for each lease component separately from the nonlease components of a contract.

2021 Form 10-K	59	Wisconsin Public Service Corporation

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

See Note 15, Leases, for more information.

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

ITCs associated with regulated operations are deferred and amortized over the life of the assets. PTCs are recognized in the period in which such credits are generated. We are included in WEC Energy Group's consolidated federal and state income tax returns. In accordance with our tax allocation agreement with WEC Energy Group, we are allocated income tax payments and refunds based upon the benefit for loss method, where attributes are realized when WEC Energy Group is able to realize them. See Note 16, Income Taxes, for more information.

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

2021 Form 10-K	60	Wisconsin Public Service Corporation

See Note 17, Fair Value Measurements, for more information.

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

Derivative accounting rules provide the option to present certain asset and liability derivative positions net on the balance sheets and to net the related cash collateral against these net derivative positions. We elected not to net these items. On our balance sheets, cash collateral provided to others is reflected in other current assets, and cash collateral received is reflected in other current liabilities. See Note 18, Derivative Instruments, for more information.

(q) Guarantees—We follow the guidance of the Guarantees Topic of the FASB ASC, which requires, under certain circumstances, that the guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at its inception. As of December 31, 2021, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

(r) Employee Benefits—The costs of pension and OPEB plans are expensed over the periods during which employees render service. These costs are distributed among WEC Energy Group's subsidiaries based on current employment status and actuarial calculations, as applicable. Our regulators allow recovery in rates for our net periodic benefit cost calculated under GAAP. See Note 19, Employee Benefits, for more information.

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

2021 Form 10-K	61	Wisconsin Public Service Corporation

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

(u) Customer Concentrations of Credit Risk—The geographic concentration of our customers did not contribute significantly to our overall exposure to credit risk. We periodically review customers' credit ratings, financial statements, and historical payment performance and require them to provide collateral or other security as needed. Our credit risk exposure is mitigated by our recovery mechanism for uncollectible expense discussed in Note 1(d), Operating Revenues. As a result, we did not have any significant concentrations of credit risk at December 31, 2021. In addition, there were no customers that accounted for more than 10% of our revenues for the year ended December 31, 2021.

NOTE 2—ACQUISITION

In accordance with Topic 805: Clarifying the Definition of a Business (ASU 2017-01), transactions are evaluated and are accounted for as acquisitions (or disposals) of assets or businesses, and transaction costs are capitalized in asset acquisitions.

Acquisition of Electric Generation Facility in Wisconsin

In November 2021, we, along with WE, signed an asset purchase agreement to acquire Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility in Whitewater, Wisconsin. WE currently purchases all of the capacity from this generation facility pursuant to a PPA. In December 2021, we, along with WE, filed an application with the PSCW for approval to acquire Whitewater. If approved, our share of the cost of this facility is estimated to be $36.3 million for 50% of the capacity. The transaction is expected to close in January 2023.

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

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	December 31, 2021	December 31, 2020
Accounts receivable
Services provided to ATC	$0.9	$2.4
Amounts due from ATC for transmission infrastructure upgrades (1)	8.4	3.0
Accounts payable
Services received from ATC	8.9	9.0

2021 Form 10-K	62	Wisconsin Public Service Corporation

(1)    The transmission infrastructure upgrades primarily related to the construction of our new solar project, Badger Hollow I.

The following table shows activity associated with our related party transactions for the years ended December 31:

(in millions)	2021		2020	2019
Transactions with WE
Natural gas related sales to WE (1)	$2.9		$1.5	$2.0
Charges to WE for services and other items (2)	9.4		8.3	9.3
Charges from WE for services and other items (2)	11.8		12.5	13.2
Transactions with UMERC
Electric sales to UMERC (3)	—		—	4.5
Natural gas related sales to UMERC (1)	2.6		2.0	2.8
Charges to UMERC for services and other items (2)	3.1		4.4	4.2
Transactions with Bluewater
Storage service fees	10.3		10.6	11.2
Natural gas related sales to Bluewater (1)	1.9		1.9	1.1
Transactions with WBS
Charges to WBS for services and other items (2)	15.4		22.2	32.5
Charges from WBS for services and other items (2)	67.4	(5)	69.0	87.0
Transactions related to ATC
Charges to ATC for services and construction	8.0		11.9	11.0
Charges from ATC for network transmission services	107.0		107.4	107.8
Net refund from ATC related to FERC ROE orders	2.3		3.3	—
Transactions with WRPC
Rental payments to WRPC (4)	1.9		1.9	1.9
Charges from WRPC for services	2.4		2.6	2.5
Charges to WRPC for operations	0.6		1.2	0.8

(1)    Includes amounts related to the sale of natural gas and/or pipeline capacity.

(2)    Includes amounts charged for services, pass through costs, asset and liability transfers, and other items in accordance with the approved AIA. As required by FERC regulations for centralized service companies, WBS renders services at cost. Services provided by any regulated subsidiary to another regulated subsidiary or WBS are priced at cost.

(3)    On March 31, 2019, UMERC's natural gas-fired generation in the Upper Peninsula of Michigan began commercial operation. Prior to its generating units achieving commercial operation, UMERC purchased a portion of its power from us.

(4)    We have an agreement with WRPC whereby we receive 50% of the energy generated from its hydroelectric power generation facilities.

(5)    Includes $5.4 million for the transfer of certain software assets from WBS.

2021 Form 10-K	63	Wisconsin Public Service Corporation

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

	Year Ended December 31
(in millions)	2021	2020	2019
Wisconsin Public Service Corporation
Electric utility	$1,176.7	$1,136.9	$1,114.1
Natural gas utility	338.8	269.5	295.5
Total revenues from contracts with customers	1,515.5	1,406.4	1,409.6
Other operating revenues	5.4	0.7	2.3
Total operating revenues	$1,520.9	$1,407.1	$1,411.9

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Year Ended December 31
(in millions)	2021	2020	2019
Residential	$423.5	$420.0	$369.4
Small commercial and industrial	376.2	353.6	355.9
Large commercial and industrial	256.6	220.0	223.3
Other	8.4	8.4	8.4
Total retail revenues	1,064.7	1,002.0	957.0
Wholesale	86.7	95.1	105.8
Resale	11.4	19.6	28.7
Other utility revenues	13.9	20.2	22.6
Total electric utility operating revenues	$1,176.7	$1,136.9	$1,114.1

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Year Ended December 31
(in millions)	2021	2020	2019
Residential	$202.0	$156.4	$178.4
Commercial and industrial	122.0	83.9	105.9
Total retail revenues	324.0	240.3	284.3
Transportation	19.4	19.6	17.1
Other utility revenues (1)	(4.6)	9.6	(5.9)
Total natural gas utility operating revenues	$338.8	$269.5	$295.5

(1)    Includes the revenues subject to our purchased gas recovery mechanism. As these amounts are billed to customers, they are reflected in retail revenues with an offsetting decrease in other utility revenues.

2021 Form 10-K	64	Wisconsin Public Service Corporation

Other Operating Revenues

Other operating revenues consist of the following:

	Year Ended December 31
(in millions)	2021	2020	2019
Late payment charges (1)	$3.9	$2.0	$3.2
Alternative revenues (2)	1.4	(1.4)	(1.1)
Rental revenues	0.1	0.1	0.2
Total other operating revenues	$5.4	$0.7	$2.3

(1)    The increase in late payment charges during 2021, compared with 2020, was a result of the expiration of a regulatory order from the PSCW in response to the COVID-19 pandemic, which included the suspension of late payment charges during a designated time period. See Note 23, Regulatory Environment, for more information.

(2)    Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to wholesale customers subject to true-ups, as discussed in Note 1(d), Operating Revenues.

NOTE 5—CREDIT LOSSES

The table below shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	December 31, 2021	December 31, 2020
Accounts receivable and unbilled revenues	$237.7	$209.1
Allowance for credit losses	11.1	18.3
Accounts receivable and unbilled revenues, net (1)	$226.6	$190.8

Total accounts receivable, net – past due greater than 90 days (1)	$8.0	$12.6
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	97.3%	94.4%

(1)    Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at December 31, 2021, $97.7 million, or 43.1%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) incurred as a result of the COVID-19 pandemic. The additional protections related to our accounts receivable and unbilled revenue balances provided by these orders are subject to prudency reviews and are still being assessed. They are not reflected in the percentage in the above table or this note. See Note 23, Regulatory Environment, for more information on these orders.

A rollforward of the allowance for credit losses for the years ended December 31, 2021 and 2020, is included below:

	Year Ended December 31
(in millions)	2021	2020
Balance at December 31	$18.3	$4.2
Provision for credit losses	6.2	8.2
Provision for credit losses deferred for future recovery or refund	(7.0)	9.7
Write-offs charged against the allowance	(10.0)	(8.1)
Recoveries of amounts previously written off	3.6	4.3
Balance at December 31	$11.1	$18.3

The allowance for credit losses decreased at December 31, 2021, compared to December 31, 2020, primarily related to normal collection practices resuming in April 2021. Higher year-over-year natural gas prices drove an increase in gross accounts receivable balances, partially offsetting the decrease in the allowance for credit losses attributed to collection efforts. See Note 23, Regulatory Environment, for more information.

The increase in the allowance for credit losses at December 31, 2020, compared to December 31, 2019, was driven by higher past due accounts receivable balances, primarily related to our residential customers. This increase in accounts receivable balances in

2021 Form 10-K	65	Wisconsin Public Service Corporation

arrears was driven by economic disruptions caused by the COVID-19 pandemic, including higher unemployment rates. Also, as a result of the COVID-19 pandemic and related regulatory orders we received, we were unable to disconnect any of our customers during the year ended December 31, 2020.

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets were reflected on our balance sheets as of December 31:

(in millions)	2021	2020	See Note
Regulatory assets (1) (2)
Environmental remediation costs (3)	$120.1	$116.1	21
Pension and OPEB costs (4)	74.1	161.4	19
Income tax related items	54.5	46.7	16
Plant retirement related items	50.2	58.5
ReACT™	15.6	18.2	23
AROs	14.2	13.1	9
Uncollectible expense	5.5	12.5	5
Forward Wind (5)	2.8	10.3
Other, net	10.9	12.6
Total regulatory assets	$347.9	$449.4

(1)    Based on prior and current rate treatment, we believe it is probable that we will continue to recover from customers the regulatory assets in this table. In accordance with GAAP, our regulatory assets do not include the allowance for ROE that is capitalized for regulatory purposes. This allowance was $12.3 million and $16.6 million at December 31, 2021 and 2020, respectively.

(2)    As of December 31, 2021, we had $32.4 million of regulatory assets not earning a return. The regulatory assets not earning a return primarily relate to certain environmental remediation costs and our electric real-time market pricing program. The other regulatory assets in the table either earn a return at our weighted average cost of capital or the cash has not yet been expended, in which case the regulatory assets are offset by liabilities.

(3)    As of December 31, 2021, we had made cash expenditures of $25.1 million related to these environmental remediation costs. The remaining $95.0 million represents our estimated future cash expenditures.

(4)    Primarily represents the unrecognized future pension and OPEB costs related to our defined benefit pension and OPEB plans. We are authorized recovery of these regulatory assets over the average remaining service life of each plan.

(5)    In April 2018, we, along with two unaffiliated utilities, purchased Forward Wind. Based on an order from the PSCW, we were allowed to defer as a regulatory asset the incremental non-fuel costs associated with the purchase, ownership, and operation of Forward Wind. In the rate order we received from the PSCW in December 2019, we were authorized recovery of this regulatory asset over a period of two years that began on January 1, 2020.

2021 Form 10-K	66	Wisconsin Public Service Corporation

The following regulatory liabilities were reflected on our balance sheets as of December 31:

(in millions)	2021	2020	See Note
Regulatory liabilities
Income tax related items	$352.7	$397.0	16
Removal costs (1)	189.9	193.7
Pension and OPEB benefits (2)	116.5	115.9	19
Derivatives (3)	26.9	3.1	18
Earnings sharing mechanism	26.7	36.8	23
Electric transmission costs (4)	19.7	16.8
Energy costs refundable through rate adjustments	8.4	9.7	1(d)
Other, net	3.1	3.2
Total regulatory liabilities	$743.9	$776.2

Balance sheet presentation
Other current liabilities	$8.4	$3.6
Regulatory liabilities	735.5	772.6
Total regulatory liabilities	$743.9	$776.2

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

(3)    For most energy-related physical and financial contracts that qualify as derivatives, the PSCW allows the effects of fair value accounting to be offset to regulatory assets and liabilities.

(4)    In accordance with the PSCW's approval of escrow accounting for our ATC and MISO network transmission expenses, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

Pulliam Power Plant

In connection with a MISO ruling, we retired Pulliam Units 7 and 8 on October 21, 2018. The net book value of the Pulliam units was $38.0 million at December 31, 2021, representing book value less cost of removal and accumulated depreciation. This amount was classified as a regulatory asset on our balance sheet at December 31, 2021 as a result of the retirement of the plant. Effective with our rate order issued by the PSCW in December 2019, we received approval to collect a return of and on the entire net book value of the Pulliam units, and as a result, will continue to amortize this regulatory asset on a straight-line basis through 2031, using the composite depreciation rates approved by the PSCW before these generating units were retired. Amortization is included in depreciation and amortization in the income statement. We have FERC approval to continue to collect the net book value of the Pulliam power plant using the approved composite depreciation rates, in addition to a return on the remaining net book value. FERC has completed its prudency review of Pulliam, concluding that the retirement of this plant was prudent.

Edgewater Unit 4

The Edgewater 4 generating unit was retired on September 28, 2018. The net book value of the generating unit was $3.6 million at December 31, 2021, representing book value less cost of removal and accumulated depreciation. This amount was classified as a regulatory asset on our balance sheet at December 31, 2021 as a result of the retirement of the plant. Effective with our rate order issued by the PSCW in December 2019, we received approval to collect a return of and on the entire net book value of the Edgewater 4 generating unit, and as a result, will continue to amortize this regulatory asset on a straight-line basis through 2026, using the composite depreciation rates approved by the PSCW before this generating unit was retired. Amortization is included in depreciation and amortization in the income statement. We have FERC approval to continue to collect the net book value of the Edgewater 4 generating unit using the approved composite depreciation rates, in addition to a return on the remaining net book value. FERC has completed its prudency review of Edgewater 4, concluding that the retirement of this plant was prudent.

2021 Form 10-K	67	Wisconsin Public Service Corporation

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following utility and non-utility assets at December 31:

(in millions)	2021	2020
Electric – generation	$2,816.7	$2,981.5
Electric – distribution	2,076.3	1,921.2
Natural gas – distribution, storage, and transmission	1,159.5	1,064.1
Property, plant, and equipment to be retired, net	277.0	—
Other	482.5	434.8
Less: Accumulated depreciation	1,808.4	1,750.7
Net	5,003.6	4,650.9
CWIP	95.0	235.0
Total property, plant, and equipment	$5,098.6	$4,885.9

Severance Liability for Plant Retirements

We have severance liabilities related to past and future plant retirements recorded in other current liabilities on our balance sheets. Activity related to these severance liabilities for the years ended December 31 was as follows:

(in millions)	2021	2020	2019
Severance liability at January 1	$—	$—	$2.8
Severance expense	1.6	—	—
Severance payments	—	—	(1.5)
Other	—	—	(1.3)
Total severance liability at December 31	$1.6	$—	$—

Plant to be Retired

Columbia Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia generating units 1 and 2 became probable. Columbia generating units 1 and 2 are expected to be retired by the end of 2023 and 2024, respectively. The net book value of our ownership share of unit 1 and unit 2 was $89.1 million and $187.9 million, respectively, at December 31, 2021. These amounts were classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

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

2021 Form 10-K	68	Wisconsin Public Service Corporation

Information related to jointly owned utility facilities at December 31, 2021 was as follows:

(in millions, except for percentages and MW)	Weston Unit 4	Columbia Energy Center Units 1 and 2	Forward Wind	Two Creeks (2)	Badger Hollow I (3)
Ownership	70.0%	27.5%	44.6%	66.7%	66.7%
Share of capacity (MW) (1)	387.3	311.1	61.5	100.0	100.0
In-service date	2008	1975 and 1978	2008	2020	2021
Property, plant, and equipment	$598.4	$425.4	$122.5	$136.7	$134.5
Accumulated depreciation	$(224.3)	$(161.9)	$(53.3)	$(5.3)	$(0.4)
CWIP	$3.8	$3.9	$—	$—	$0.1

(1)    Capacity for Weston Unit 4 and Columbia Energy Center Units 1 and 2 is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2022 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand. Capacity for Forward Wind is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds. Capacity for Two Creeks and Badger Hollow I is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(2)    Commercial operation was achieved in November 2020 for Two Creeks.

(3)    Commercial operation was achieved in November 2021 for Badger Hollow I.

We, along with an unaffiliated utility, received PSCW approval to acquire the Red Barn Wind Park, a utility-scale wind-powered electric generating facility. The project will be located in Grant County, Wisconsin and once constructed, we will own 90.0%, or 82 MW of this project. Construction is expected to be completed by the end of 2022.

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

On our balance sheets, AROs are recorded within other long-term liabilities. The following table shows changes to our AROs during the years ended December 31:

(in millions)	2021		2020		2019
Balance as of January 1	$45.5		$41.5		$50.8
Accretion	1.8		1.8		2.5
Additions and revisions to estimated cash flows	8.6	(1)	8.2	(2)	(3.7)
Liabilities settled	(0.1)		(6.0)	(3)	(8.1)	(4)
Balance as of December 31	$55.8		$45.5		$41.5

(1)    AROs increased $10.8 million in 2021, due to the legal requirement to dismantle, at retirement, the Badger Hollow I solar generation project. Also in 2021, AROs increased $6.8 million due to revisions made to the removal estimates for fly ash landfills and ash ponds. AROs decreased $8.9 million due to revisions made to removal estimates for wind generation projects.

(2)    This increase in AROs during 2020 was primarily due to the legal requirement to dismantle, at retirement, the Two Creeks solar generation project.

(3)    AROs decreased $3.8 million in 2020, due to the settlement of AROs for the abatement of asbestos at our generation facilities. Also in 2020, AROs decreased $2.2 million, due to the settlement of AROs for the closure of coal combustion residual landfills at certain generation facilities.

(4)    AROs decreased $8.1 million in 2019, primarily due to the settlement of AROs for the abatement of asbestos at our generation facilities.

2021 Form 10-K	69	Wisconsin Public Service Corporation

NOTE 10—GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the years ended December 31, 2021 and 2020. We had no accumulated impairment losses related to our goodwill as of December 31, 2021.

During the third quarter of 2021, we completed our annual goodwill impairment test as of July 1, 2021. No impairment resulted from this test.

NOTE 11—COMMON EQUITY

Stock-Based Compensation

The following table summarizes our pre-tax stock-based compensation expense, including amounts allocated from WBS, and the related tax benefit recognized in income for the years ended December 31:

(in millions)	2021	2020	2019
Stock options	$1.1	$1.0	$0.8
Restricted stock	1.0	1.2	1.2
Performance units	0.4	4.1	7.4
Stock-based compensation expense	$2.5	$6.3	$9.4
Related tax benefit	$0.7	$1.7	$2.6

Stock-based compensation costs capitalized during 2021, 2020, and 2019 were not significant.

Stock Options

The following is a summary of our employees' WEC Energy Group stock option activity during 2021:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2021	69,145	$74.01
Granted	18,021	$91.06
Exercised	(9,600)	$64.98
Transferred	1,053	$91.06
Outstanding as of December 31, 2021	78,619	$79.25	7.5	$1.4
Exercisable as of December 31, 2021	27,947	$70.37	6.4	$0.7

The aggregate intrinsic value of outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they exercised all of their options on December 31, 2021. This is calculated as the difference between WEC Energy Group's closing stock price on December 31, 2021, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $0.3 million, $0.9 million, and $0.5 million, respectively. Cash received by WEC Energy Group from exercises of its options by our employees was $0.6 million, $1.5 million, and $1.1 million during the years ended December 31, 2021, 2020, and 2019, respectively. The actual tax benefit from option exercises for the same periods was approximately $0.1 million, $0.3 million and $0.1 million, respectively.

As of December 31, 2021, we expected to recognize approximately $0.5 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group stock options over the next 1.7 years on a weighted-average basis.

During the first quarter of 2022, the Compensation Committee awarded 16,079 non-qualified WEC Energy Group stock options with an exercise price of $96.04 and a weighted-average grant date fair value of $14.71 per option to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

2021 Form 10-K	70	Wisconsin Public Service Corporation

Restricted Shares

The following is a summary of our employees' WEC Energy Group restricted stock activity during 2021:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of January 1, 2021	3,182	$78.37
Granted	1,254	$91.06
Released	(1,622)	$74.04
Transferred	73	$91.06
Forfeited	(311)	$82.79
Outstanding and unvested as of December 31, 2021	2,576	$87.10

The intrinsic value of WEC Energy Group restricted stock held by our employees that was released was $0.1 million, $0.2 million, and $0.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. The actual tax benefit from released restricted shares for the same years was $0.1 million each year.

As of December 31, 2021, we expected to recognize approximately $0.5 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group restricted stock over the next 1.7 years on a weighted-average basis.

During the first quarter of 2022, the Compensation Committee awarded 1,522 WEC Energy Group restricted shares to our officers and other key employees under its normal schedule of awarding long-term incentive compensation. The grant date fair value of these awards was $96.04 per share.

Performance Units

During 2021, 2020, and 2019, the Compensation Committee awarded 5,437; 7,017; and 8,178 WEC Energy Group performance units, respectively, to our officers and other key employees under the WEC Energy Group Performance Unit Plan.

Performance units with an intrinsic value of $1.2 million, $1.8 million, and $0.8 million were settled during 2021, 2020, and 2019, respectively. The actual tax benefit from the distribution of performance units for the same years was $0.2 million, $0.4 million, and $0.2 million, respectively.

At December 31, 2021, our employees held 17,742 WEC Energy Group performance units, including dividend equivalents. A liability of $0.9 million was recorded on our balance sheet at December 31, 2021 related to these outstanding units. As of December 31, 2021, we expected to recognize approximately $1.9 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group performance units over the next 2.0 years on a weighted-average basis.

During the first quarter of 2022, performance units held by our employees with an intrinsic value of $0.7 million were settled. The actual tax benefit from the distribution of these awards was $0.1 million. In January 2022, the Compensation Committee also awarded 6,608 WEC Energy Group performance units to our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

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

See Note 13, Short-Term Debt and Lines of Credit, for a discussion of certain financial covenants related to our short-term debt obligations.

2021 Form 10-K	71	Wisconsin Public Service Corporation

As of December 31, 2021, our restricted retained earnings totaled approximately $472 million.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 12—PREFERRED STOCK

We have 1,000,000 shares of preferred stock with a $100 par value authorized for issuance, of which none were issued and outstanding at December 31, 2021 and 2020.

NOTE 13—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates as of December 31:

(in millions, except percentages)	2021	2020
Commercial paper
Amount outstanding at December 31	$331.0	$210.5
Average interest rate on amounts outstanding at December 31	0.21%	0.18%

Our average amount of commercial paper borrowings based on daily outstanding balances during 2021 was $171.6 million, with a weighted-average interest rate during the period of 0.16%.

We have entered into a bank back-up credit facility to maintain short-term credit liquidity which, among other terms, requires us to maintain, subject to certain exclusions, a total funded debt to capitalization ratio of 65% or less. As of December 31, 2021, we were in compliance with this ratio.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including remaining available capacity under this facility as of December 31:

(in millions)	Maturity	2021
Revolving credit facility (1)	October 2022	$400.0

Less:
Letters of credit issued inside credit facility		1.3
Commercial paper outstanding		331.0
Available capacity under existing agreement		$67.7

(1)    We intend to request approval from the PSCW to extend the maturity of our credit facility to September 2026. Lenders have agreed to the extension, subject to our receipt of PSCW approval.

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

2021 Form 10-K	72	Wisconsin Public Service Corporation

NOTE 14—LONG-TERM DEBT

The following table is a summary of our long-term debt outstanding (excluding finance leases) as of December 31:

(in millions)	Interest Rate	Year Due	2021	2020
Senior Notes (unsecured)	3.35%	2021	$—	$400.0
	6.08%	2028	50.0	50.0
	5.55%	2036	125.0	125.0
	3.671%	2042	300.0	300.0
	4.752%	2044	450.0	450.0
	3.30%	2049	300.0	300.0
	2.85%	2051	450.0	—
Total			1,675.0	1,625.0
Unamortized debt issuance costs			(14.2)	(10.7)
Unamortized discount, net			(1.5)	(0.8)
Total long-term debt, including current portion (1)			1,659.3	1,613.5
Current portion of long-term debt			—	(400.0)
Total long-term debt			$1,659.3	$1,213.5

(1)    The amount of long-term debt on our balance sheet includes finance lease obligations of $31.3 million at both December 31, 2021 and December 31, 2020.

We amortize debt premiums, discounts, and debt issuance costs over the life of the debt using the straight-line method and we include the costs in interest expense.

In November 2021, we issued $450.0 million of 2.85% Senior Notes due December 1, 2051, and intend to allocate an amount equal to the net proceeds for the construction and development of eligible green expenditures, which include existing and new expenditures for the acquisition, construction and development of wind and solar electric generating facilities and related energy storage assets.

In November 2021, our $400.0 million 3.35% Senior Notes due November 21, 2021, matured, and the outstanding principal was paid with proceeds we received from the issuance of the $450.0 million 2.85% Senior Notes Due December 1, 2051, pending their allocation to the payment or reimbursement of eligible green expenditures.

The following table shows the future maturities of our long-term debt outstanding (excluding obligations under finance leases) as of December 31, 2021:

(in millions)	Payments
2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	1,675.0
Total	$1,675.0

Our long-term debt obligations contain covenants related to payment of principal and interest when due and various other obligations. Failure to comply with these covenants could result in an event of default, which could result in the acceleration of outstanding debt obligations.

NOTE 15—LEASES

Obligations Under Finance Leases

In accordance with the Regulated Operations - Leases Topic of the FASB ASC, the timing of lease expense recognized for our leases discussed below resembles the expense recognition pattern of an operating lease, as the amortization of the right of use assets is modified from what would typically be recorded for a finance lease. We record the difference between the minimum lease

2021 Form 10-K	73	Wisconsin Public Service Corporation

payments and the sum of imputed interest and unadjusted amortization costs calculated under the finance lease accounting rules as a regulatory asset on our balance sheets.

Two Creeks Solar Park

Related to our investment in Two Creeks, we, along with an unaffiliated utility, entered into several land leases in Manitowoc County, Wisconsin that commenced in the third quarter of 2019. The leases are for a total of approximately 800 acres of land. Each lease has an initial term of 30 years with two optional 10-year extensions. We expect the two optional extensions to be exercised, and, as a result, the land leases are being amortized over the 50-year extended term of the leases. The lease payments are being recovered through rates. After achieving commercial operation in November 2020, the lease liability was remeasured as a result of finalizing the total acres being leased.

Our total obligation under the finance leases for Two Creeks as of December 31, 2021 and 2020, was $13.7 million and $11.0 million, respectively, and will decrease to zero over the remaining lives of the leases.

Badger Hollow Solar Park I

Related to our investment in Badger Hollow I, we, along with an unaffiliated utility, entered into several land leases in Iowa County, Wisconsin that commenced in the third quarter of 2019. The leases are for a total of approximately 1,300 acres of land. Each lease has an initial construction term that ends upon achieving commercial operation, then automatically extends for 25 years with an option for an additional 25-year extension. We expect the optional extension to be exercised, and, as a result, the land leases are being amortized over the extended term of the leases. The lease payments are being recovered through rates. Upon achieving commercial operation in November 2021, the lease liability was remeasured as a result of finalizing the total acres being leased.

Our total obligation under the finance leases for Badger Hollow I as of December 31, 2021 and 2020, was $17.6 million and $20.3 million, respectively, and will decrease to zero over the remaining lives of the leases.

Amounts Recognized in the Financial Statements and Other Information

Lease expense and cash payments related to the Two Creeks and Badger Hollow I finance leases were not significant in 2021 or 2020. Other information related to these leases for the years ended December 31 are as follows:

Other information (dollar amounts in millions)	2021	2020
Non-cash activity – net reduction of right of use assets and finance lease liabilities due to remeasurements	$0.3	$—

Weighted average remaining lease term	49.6 years	50.0 years

Weighted average discount rate (1)	3.3%	4.2%

(1)    Because these leases do not provide an implicit rate of return, we used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

2021 Form 10-K	74	Wisconsin Public Service Corporation

The following table summarizes our finance lease right of use assets, which were included in property, plant, and equipment on our balance sheets at December 31:

(in millions)	2021	2020
Two Creeks land leases
Under finance leases	$13.3	$10.8
Accumulated amortization	(0.6)	(0.3)
Total Two Creeks land leases	$12.7	$10.5

Badger Hollow I land leases
Under finance leases	$16.6	$19.5
Accumulated amortization	(0.9)	(0.6)
Total Badger Hollow I land leases	$15.7	$18.9

Total finance lease right of use assets	$28.4	$29.4

Future minimum lease payments under our finance leases and the present value of our net minimum lease payments as of December 31, 2021, were as follows:

(in millions)	Two Creeks	Badger Hollow I	Total Finance Leases
2022	$0.3	$0.5	$0.8
2023	0.3	0.5	0.8
2024	0.3	0.5	0.8
2025	0.3	0.5	0.8
2026	0.3	0.5	0.8
Thereafter	30.2	39.3	69.5
Total minimum lease payments	31.7	41.8	73.5
Less: Interest	(18.0)	(24.2)	(42.2)
Present value of minimum lease payments	13.7	17.6	31.3
Less: Short-term lease liabilities	—	—	—
Long-term lease liabilities	$13.7	$17.6	$31.3

Long-term lease liabilities related to our finance leases were included in long-term debt on our balance sheets.

As of February 24, 2022, we have not entered into any material leases that have not yet commenced.

NOTE 16—INCOME TAXES

Income Tax Expense

The following table is a summary of income tax expense for each of the years ended December 31:

(in millions)	2021	2020	2019
Current tax expense (benefit)	$(18.3)	$49.8	$(66.1)
Deferred income taxes, net	51.1	5.1	125.5
ITCs	(1.6)	(0.4)	(0.3)
Total income tax expense	$31.2	$54.5	$59.1

2021 Form 10-K	75	Wisconsin Public Service Corporation

Statutory Rate Reconciliation

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	2021		2020		2019
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$55.1	21.0%	$58.0	21.0%	$51.2	21.0%
State income taxes net of federal tax benefit	16.3	6.2%	16.9	6.1%	15.1	6.2%
Federal excess deferred tax amortization – Wisconsin unprotected (1)	(33.0)	(12.6)%	(12.7)	(4.6)%	—	—%
Federal excess deferred tax amortization (2)	(5.2)	(2.0)%	(5.1)	(1.8)%	(4.6)	(1.9)%
AFUDC – Equity	(1.9)	(0.7)%	(2.5)	(0.9)%	(1.2)	(0.5)%
Other, net	(0.1)	—%	(0.1)	(0.1)%	(1.4)	(0.6)%
Total income tax expense	$31.2	11.9%	$54.5	19.7%	$59.1	24.2%

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

See Note 23, Regulatory Environment, for more information about the impact of the Tax Legislation and the Wisconsin rate orders.

Deferred Income Tax Assets and Liabilities

The components of deferred income taxes as of December 31 were as follows:

(in millions)	2021	2020
Deferred tax assets
Tax gross up – regulatory items	$102.4	$106.5
Future tax benefits	8.7	33.3
Other	20.5	22.2
Total deferred tax assets	$131.6	$162.0

Deferred tax liabilities
Property-related	822.1	749.1
Employee benefits and compensation	49.5	44.6
Other	42.2	51.0
Total deferred tax liabilities	913.8	844.7
Deferred tax liability, net	$782.2	$682.7

Consistent with rate-making treatment, deferred taxes in the table above are offset for temporary differences that have related regulatory assets and liabilities.

The components of net deferred tax assets associated with federal tax benefit carryforwards as of December 31, 2021 and 2020 are summarized in the tables below:

2021 (in millions)	Gross Value	Deferred Tax Effect	Earliest Year of Expiration
Future tax benefits as of December 31, 2021
Federal tax credit	$—	$8.7	2041
Balance as of December 31, 2021	$—	$8.7

2021 Form 10-K	76	Wisconsin Public Service Corporation

2020 (in millions)	Gross Value	Deferred Tax Effect	Earliest Year of Expiration
Future tax benefits as of December 31, 2020
Federal tax credit	$—	$33.3	2040
Balance as of December 31, 2020	$—	$33.3

Unrecognized Tax Benefits

We had no unrecognized tax benefits at December 31, 2021 and 2020.

We do not expect any unrecognized tax benefits to affect our effective tax rate in periods after December 31, 2021.

For the years ended December 31, 2021, 2020, and 2019, we recognized no interest expense and no penalties related to unrecognized tax benefits in our income statements. At December 31, 2021 and 2020, we had no interest accrued and no penalties accrued related to unrecognized tax benefits on our balance sheets.

We do not anticipate any significant increases in the total amounts of unrecognized tax benefits within the next 12 months.

Our primary tax jurisdictions include federal and the state of Wisconsin. With a few exceptions, we are no longer subject to federal income tax examinations by the IRS for years prior to 2018. As of December 31, 2021, we were subject to examination by the Wisconsin taxing authority for tax years 2017 through 2021.

NOTE 17—FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$6.5	$3.0	$—	$9.5
FTRs	—	—	1.4	1.4
Coal contracts	—	15.3	—	15.3
Total derivative assets	$6.5	$18.3	$1.4	$26.2

Derivative liabilities
Natural gas contracts	$1.4	$0.2	$—	$1.6

	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.6	$0.1	$—	$1.7
FTRs	—	—	1.2	1.2
Coal contracts	—	0.4	—	0.4
Total derivative assets	$1.6	$0.5	$1.2	$3.3

Derivative liabilities
Natural gas contracts	$1.6	$0.3	$—	$1.9
Coal contracts	—	0.5	—	0.5
Total derivative liabilities	$1.6	$0.8	$—	$2.4

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

2021 Form 10-K	77	Wisconsin Public Service Corporation

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy at December 31:

(in millions)	2021	2020	2019
Balance at the beginning of the period	$1.2	$1.3	$3.0
Purchases	3.1	4.1	5.4
Settlements	(2.9)	(4.2)	(7.1)
Balance at the end of the period	$1.4	$1.2	$1.3

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	December 31, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)	$1,659.3	$1,903.2	$1,613.5	$1,935.9

(1)    The carrying amount of long-term debt excludes finance lease obligations of $31.3 million at both December 31, 2021 and 2020.

The fair value of our long-term debt is categorized within Level 2 of the fair value hierarchy.

NOTE 18—DERIVATIVE INSTRUMENTS

None of our derivatives are designated as hedging instruments. Derivative assets and liabilities not shown separately on our balance sheets are included in the other current and other long-term line items. The following table shows our derivative assets and derivative liabilities.

	December 31, 2021		December 31, 2020
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$9.2	$1.5	$1.7	$1.7
FTRs	1.4	—	1.2	—
Coal contracts	11.6	—	0.2	0.3
Total current	22.2	1.5	3.1	2.0

Long-term
Natural gas contracts	0.3	0.1	—	0.2
Coal contracts	3.7	—	0.2	0.2
Total long-term	4.0	0.1	0.2	0.4
Total	$26.2	$1.6	$3.3	$2.4

Realized gains (losses) on derivatives are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows for the years ended:

	December 31, 2021		December 31, 2020		December 31, 2019
(in millions)	Volumes	Gains	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	37.5 Dth	$21.8	38.1 Dth	$(8.7)	35.4 Dth	$(5.3)
FTRs	7.0 MWh	8.7	8.3 MWh	1.4	9.1 MWh	7.2
Total		$30.5		$(7.3)		$1.9

At December 31, 2021 and 2020, we had posted cash collateral of $6.3 million and $3.7 million, respectively.

2021 Form 10-K	78	Wisconsin Public Service Corporation

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	December 31, 2021		December 31, 2020
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$26.2	$1.6	$3.3	$2.4
Gross amount not offset on the balance sheet	(1.4)	(1.4)	(1.6)	(1.6)
Net amount	$24.8	$0.2	$1.7	$0.8

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

The following tables provide a reconciliation of the changes in our share of the plans' benefit obligations and fair value of assets:

	Pension Benefits		OPEB Benefits
(in millions)	2021	2020	2021	2020
Change in benefit obligation
Obligation at January 1	$816.2	$734.0	$148.5	$147.2
Service cost	10.6	9.9	4.3	4.4
Interest cost	21.9	25.2	4.2	5.1
Plan amendments	—	—	(3.5)	—
Actuarial loss (gain)	(37.1)	83.5	2.3	(1.2)
Participant contributions	—	—	1.1	1.1
Benefit payments	(38.5)	(36.4)	(10.0)	(8.1)
Obligation at December 31	$773.1	$816.2	$146.9	$148.5

Change in fair value of plan assets
Fair value at January 1	$816.3	$747.5	$288.3	$263.4
Actual return on plan assets	80.6	104.6	23.3	31.1
Employer contributions	1.0	0.6	0.9	0.1
Participant contributions	—	—	1.1	1.1
Benefit payments	(38.5)	(36.4)	(10.0)	(8.1)
Net transfer from affiliates	—	—	—	0.7
Fair value at December 31	$859.4	$816.3	$303.6	$288.3
Funded status at December 31	$86.3	$0.1	$156.7	$139.8

In 2021 we had actuarial gains related to our pension obligations of $37.1 million and actuarial losses in 2020 of $83.5 million, both of which were primarily driven by changes in our discount rates. The discount rate for our pension benefits was 3.00%, 2.74%, and 3.45%, in 2021, 2020, and 2019, respectively.

The actuarial gains and losses related to our OPEB benefit obligations were not significant for 2021 or 2020.

2021 Form 10-K	79	Wisconsin Public Service Corporation

The amounts recognized on our balance sheets at December 31 related to the funded status of the benefit plans were as follows:

	Pension Benefits		OPEB Benefits
(in millions)	2021	2020	2021	2020
Pension and OPEB assets	$92.9	$7.6	$167.8	$151.6
Other long-term liabilities	6.6	7.5	11.1	11.8
Total net assets	$86.3	$0.1	$156.7	$139.8

The accumulated benefit obligation for the defined benefit pension plans was $705.0 million and $730.8 million at December 31, 2021 and 2020, respectively.

The following table shows information for pension plans with an accumulated benefit obligation in excess of plan assets. There were no plan assets related to these pension plans. Amounts presented are as of December 31:

(in millions)	2021	2020
Accumulated benefit obligation	$6.6	$7.5

The following table shows information for pension plans with a projected benefit obligation in excess of plan assets. There were no plan assets related to these pension plans. Amounts presented are as of December 31:

(in millions)	2021	2020
Projected benefit obligation	$6.6	$7.5

The following table shows information for OPEB plans with an accumulated benefit obligation in excess of plan assets. There were no plan assets related to these OPEB plans. Amounts presented are as of December 31:

(in millions)	2021	2020
Accumulated benefit obligation	$11.1	$11.8

The following table shows the amounts that had not yet been recognized in our net periodic benefit cost as of December 31:

	Pension Benefits		OPEB Benefits
(in millions)	2021	2020	2021	2020
Net regulatory assets (liabilities)
Net actuarial loss (gain)	$87.3	$179.9	$(64.6)	$(67.7)
Prior service credits	—	—	(41.4)	(54.6)
Total	$87.3	$179.9	$(106.0)	$(122.3)

The components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for the years ended December 31 were as follows:

	Pension Benefits			OPEB Benefits
(in millions)	2021	2020	2019	2021	2020	2019
Service cost	$10.6	$9.9	$8.7	$4.3	$4.4	$4.1
Interest cost	21.9	25.2	28.2	4.2	5.1	6.5
Expected return on plan assets	(51.8)	(48.6)	(48.0)	(20.4)	(18.2)	(16.5)
Plan curtailment	—	—	—	(6.4)	—	—
Amortization of prior service credit	—	—	—	(10.3)	(10.5)	(11.5)
Amortization of net actuarial loss (gain)	26.6	23.7	17.8	(3.7)	(1.4)	1.7
Net periodic benefit cost (credit)	$7.3	$10.2	$6.7	$(32.3)	$(20.6)	$(15.7)

2021 Form 10-K	80	Wisconsin Public Service Corporation

The weighted-average assumptions used to determine the benefit obligations for the plans were as follows for the years ended December 31:

	Pension Benefits		OPEB Benefits
	2021	2020	2021	2020
Discount rate	3.00%	2.74%	2.98%	2.72%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Interest credit rate	2.25%	2.25%	N/A	N/A
Assumed medical cost trend rate (Pre 65)	N/A	N/A	5.70%	5.85%
Ultimate trend rate (Pre 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	N/A	N/A	2028	2028
Assumed medical cost trend rate (Post 65)	N/A	N/A	5.60%	5.70%
Ultimate trend rate (Post 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	N/A	N/A	2028	2028

The weighted-average assumptions used to determine net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Benefits
	2021	2020	2019
Discount rate	2.74%	3.45%	4.30%
Expected return on assets	7.00%	7.00%	7.25%
Rate of compensation increase	4.00%	4.00%	4.00%
Interest credit rate	2.25%	2.25%	2.25%

	OPEB Benefits
	2021	2020	2019
Discount rate	2.95%	3.48%	4.29%
Expected return on assets	7.00%	7.00%	7.25%
Assumed medical cost trend rate (Pre 65)	5.85%	6.00%	6.25%
Ultimate trend rate (Pre 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	2028	2028	2024
Assumed medical cost trend rate (Post 65)	5.70%	5.80%	5.90%
Ultimate trend rate (Post 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	2028	2028	2028

WEC Energy Group consults with its investment advisors on an annual basis to help forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the fund. For 2022, the expected return on asset assumption for the pension plan and OPEB plans is 7.00%.

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

2021 Form 10-K	81	Wisconsin Public Service Corporation

bonds of companies from diversified industries, mortgage and other asset backed securities, commercial paper, and United States Treasuries.

Pension and OPEB plan investments are recorded at fair value. See Note 1(o), Fair Value Measurements, for more information regarding the fair value hierarchy and the classification of fair value measurements based on the types of inputs used.

The following tables provide the fair values of our investments by asset class:

	December 31, 2021
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$123.8	$—	$—	$123.8	$41.1	$—	$—	$41.1
International equity	94.7	—	—	94.7	34.6	—	—	34.6
Fixed income securities: (1)
United States bonds	—	165.4	—	165.4	64.7	43.0	—	107.7
International bonds	—	27.1	—	27.1	—	3.1	—	3.1
	$218.5	$192.5	$—	$411.0	$140.4	$46.1	$—	$186.5
Investments measured at net asset value				$448.4				$117.1
Total	$218.5	$192.5	$—	$859.4	$140.4	$46.1	$—	$303.6

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

	December 31, 2020
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$124.2	$—	$—	$124.2	$43.0	$—	$—	$43.0
International equity	97.3	—	—	97.3	37.4	—	—	37.4
Fixed income securities: (1)
United States bonds	—	166.3	—	166.3	56.6	39.5	—	96.1
International bonds	—	26.5	—	26.5	—	1.9	—	1.9
	$221.5	$192.8	$—	$414.3	$137.0	$41.4	$—	$178.4
Investments measured at net asset value				$402.0				$109.9
Total	$221.5	$192.8	$—	$816.3	$137.0	$41.4	$—	$288.3

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

Cash Flows

We expect to contribute $0.6 million to the pension plans and $0.9 million to the OPEB plans in 2022, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

2021 Form 10-K	82	Wisconsin Public Service Corporation

The following table shows the payments, reflecting expected future service, that we expect to make for pension and OPEB over the next 10 years:

(in millions)	Pension Benefits	OPEB Benefits
2022	$36.4	$8.5
2023	37.2	8.7
2024	37.5	8.8
2025	37.8	8.9
2026	38.2	9.3
2027-2031	192.2	48.0

Savings Plans

WEC Energy Group sponsors 401(k) savings plans that allow substantially all of our full-time employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. A percentage of employee contributions are matched by us through a contribution into the employee's savings plan account, up to certain limits. The 401(k) savings plans include an Employee Stock Ownership Plan. Certain employees receive an employer retirement contribution, which amounts are contributed to an employee's savings plan account based on the employee's wages, age, and years of service. Total costs incurred under all of these plans were $11.0 million, $10.1 million, and $10.4 million in 2021, 2020, and 2019, respectively.

NOTE 20—SEGMENT INFORMATION

We use net income to measure segment profitability and to allocate resources to our businesses. At December 31, 2021, we reported two segments, which are described below.

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

All of our operations and assets are located within the United States. The following tables show summarized financial information related to our reportable segments for the years ended December 31, 2021, 2020, and 2019.

2021 (in millions)	Utility	Other	Wisconsin Public Service Corporation
External revenues	$1,520.9	$—	$1,520.9
Other operation and maintenance	406.4	—	406.4
Depreciation and amortization	188.6	—	188.6
Other income, net	36.8	1.4	38.2
Interest expense	64.7	—	64.7
Income tax expense	30.9	0.3	31.2
Net income	230.0	1.1	231.1
Capital expenditures	389.7	—	389.7
Total assets	6,224.3	11.4	6,235.7

2021 Form 10-K	83	Wisconsin Public Service Corporation

2020 (in millions)	Utility	Other	Wisconsin Public Service Corporation
External revenues	$1,407.1	$—	$1,407.1
Other operation and maintenance	426.3	—	426.3
Depreciation and amortization	174.3	—	174.3
Other income, net	29.9	1.5	31.4
Interest expense	63.5	—	63.5
Income tax expense	54.2	0.3	54.5
Net income	220.4	1.2	221.6
Capital expenditures	530.7	—	530.7
Total assets	5,923.3	10.6	5,933.9

2019 (in millions)	Utility	Other	Wisconsin Public Service Corporation
External revenues	$1,411.9	$—	$1,411.9
Other operation and maintenance	396.2	—	396.2
Depreciation and amortization	166.2	—	166.2
Other income, net	38.2	1.4	39.6
Interest expense	63.4	—	63.4
Income tax expense	58.7	0.4	59.1
Net income	183.7	1.0	184.7
Capital expenditures	517.8	—	517.8
Total assets	5,595.7	45.9	5,641.6

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

The following table shows our minimum future commitments related to these purchase obligations as of December 31, 2021.

			Payments Due By Period
(in millions)	Date Contracts Extend Through	Total Amounts Committed	2022	2023	2024	2025	2026	Later Years
Electric utility:
Purchased power	2050	$267.6	$51.1	$49.1	$50.4	$45.4	$42.2	$29.4
Coal supply and transportation	2025	90.9	34.8	30.6	16.8	8.7	—	—
Natural gas utility supply and transportation	2048	431.5	52.6	43.9	34.1	20.9	20.7	259.3
Total		$790.0	$138.5	$123.6	$101.3	$75.0	$62.9	$288.7

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

2021 Form 10-K	84	Wisconsin Public Service Corporation

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
•the protection of wetlands and waterways, biodiversity including threatened and endangered species, and cultural resources associated with utility construction projects;
•the retirement of older coal-fired power plants and conversion to modern, efficient, natural gas generation, and/or replacement with renewable generation;
•the beneficial use of ash and other products from coal-fired generating units;
•the remediation of former manufactured gas plant sites;
•the reduction of methane emissions across our natural gas distribution system by upgrading infrastructure; and
•the reporting of GHG emissions to comply with federal clean air rules.

Air Quality

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In December 2020, the EPA completed its 5-year review of the ozone standard and issued a final decision to retain, without any changes, the existing 2015 standard. Under Executive Order 13990, the Biden Administration ordered that all agencies review existing regulations, orders, guidance documents, policies, and similar actions promulgated, issued, or adopted between January 20, 2017 and January 20, 2021. In October 2021, the EPA announced that it will reconsider the December 2020 decision to retain the 2015 ozone standards with no changes and that it is targeting the end of 2023 to complete this reconsideration.

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

Particulate Matter

In addition to the 2015 ozone standard, in December 2020, the EPA completed its 5-year review of the 2012 standard for particulate matter, including fine particulate matter. The EPA determined that no revisions were necessary to the current standard. This determination was also subject to review under Executive Order 13990 and in June 2021, the EPA announced it would reconsider the December 2020 decision. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from the December 2020 determination supports revising the level of the annual standard for the particulate matter NAAQS to below the current level of 12 micrograms per cubic meter, while retaining the 24-hour standard. A proposed rule-making is expected in summer 2022, and a final rule is expected in spring 2023. All counties within our service territory are in attainment with the current 2012 standards. If the EPA lowers the standard to 10 or 11 micrograms per cubic meter, our service territory should remain in attainment. If the EPA lowers it below 10 micrograms per cubic meter, there could be some non-attainment areas that may affect permitting of some smaller ancillary equipment located at our facilities.

2021 Form 10-K	85	Wisconsin Public Service Corporation

Climate Change

The ACE rule, effective since September 2019, was vacated by the D.C. Circuit Court of Appeals in January 2021. The ACE rule replaced the Clean Power Plan and provided existing coal-fired generating units with standards for achieving GHG emission reductions. In a memorandum issued to the EPA regional administrators in February 2021, the EPA stated that the D.C. Circuit Court decision meant that no existing rule regulates GHG emissions from electric generating units. The EPA is currently reviewing its options for such regulations and has signaled that a draft rule may be released in 2022 at the earliest. In October 2021, the Supreme Court agreed to review the D.C. Circuit Court's ruling vacating the EPA's ACE rule. The Supreme Court is expected to review a number of issues regarding the scope of the EPA's regulatory authority to utilize Section 111(d) of the CAA to address CO2 emissions. Arguments are expected to take place in early 2022 with a decision expected by the summer of 2022.

In January 2021, the EPA finalized a rule to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The rule became effective in March 2021; however, it was vacated by the D.C. Circuit Court of Appeals in April 2021. The EPA has signaled that a rule replacement is expected by June 2022. WEC Energy Group continues to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired approximately 300 MW of coal-fired generation since the beginning of 2018. Through its ESG Progress Plan, WEC Energy Group expects to retire approximately 1,600 MW of additional fossil-fueled generation by 2025, which includes the planned retirements in 2023-2024 of the jointly-owned Columbia Units 1-2. In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by 2025 and by 80% by 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by making operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is net-zero CO2 emissions by 2050.

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution system. WEC Energy Group set a target across its natural gas distribution operations to achieve net-zero methane emissions by 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its utility systems.

We are required to report our CO2 equivalent emissions from the electric generating facilities we operate under the EPA Greenhouse Gases Reporting Program. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 6.0 million metric tonnes to the EPA for 2021. The level of CO2 and other GHG emissions varies from year to year and is dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed, and how our units are dispatched by MISO.

We are also required to report CO2 equivalent emissions related to the natural gas that our natural gas operations distribute and sell. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 3.5 million metric tonnes to the EPA for 2021.

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

In August 2014, the EPA issued a final regulation under Section 316(b) of the Clean Water Act that requires the location, design, construction, and capacity of cooling water intake structures at existing power plants to reflect the BTA for minimizing adverse environmental impacts. The federal rule became effective in October 2014 and applies to all of our existing generating facilities with cooling water intake structures. In 2016, the WDNR initiated a state rulemaking process to incorporate the federal Section 316(b) requirements into the Wisconsin Administrative Code. This new state rule, NR 111, became effective in June 2020, and the WDNR will apply it when establishing BTA requirements for cooling water intake structures at existing facilities. These BTA requirements are incorporated into Wisconsin Pollutant Discharge Elimination System permits for our facilities.

We have received interim BTA determinations for Weston Units 2, 3, and 4. A final BTA decision for the Weston facility is expected during its next permit renewal in late 2023.

2021 Form 10-K	86	Wisconsin Public Service Corporation

As a result of past capital investments completed to address Section 316(b) compliance, we believe our fleet overall is well positioned to continue to meet this regulation and do not expect to incur significant additional compliance costs.

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016 and was modified in 2020 to revise the treatment technology requirements related to BATW at existing facilities. This rule created new requirements for several types of power plant wastewaters. The new requirement that affects us relates to discharge limits for BATW. Our Weston power plant facility already has advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. There will, however, need to be facility modifications to meet water permit requirements for the BATW systems at Weston Unit 3 (to be completed by December 2023). Based on engineering cost estimates, we expect that compliance with the ELG rule will require approximately $10 million in capital investment. The BATW modifications do not require PSCW approval prior to construction. All of these ELG required projects are either in-service or are on track for completion by the Wisconsin Pollutant Discharge Elimination System permit deadlines.

In July 2021, the EPA announced that it intends to initiate rulemaking to revise the ELG Rule as modified in 2020. The EPA has stated that the ELG Rule will continue to be implemented and enforced while the agency pursues this rulemaking process. The EPA plans to propose a revised rule in the fall of 2022.

Waters of the United States

In December 2021, the EPA and the United States Army Corps of Engineers together released a proposed rule to repeal the April 2020 Navigable Waters Protection Rule that defined WOTUS. The purpose of this proposed rule will be to restore regulations defining WOTUS that were in place prior to 2015 and to update certain provisions to be consistent with relevant Supreme Court decisions. The pre-2015 approach involves applying factors established through case law and agency precedents to determine whether a wetland or surface drainage feature is subject to federal jurisdiction. In January 2022, the Supreme Court granted certiorari in a case to evaluate the proper test for determining whether wetlands are WOTUS. At this point, our projects requiring federal permits are moving ahead, but we are monitoring to better understand potential future impacts.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites as of December 31:

(in millions)	2021	2020
Regulatory assets	$120.1	$116.1
Reserves for future environmental remediation	95.0	88.3

2021 Form 10-K	87	Wisconsin Public Service Corporation

Renewables, Efficiency, and Conservation

Wisconsin Legislation

In 2005, Wisconsin enacted Act 141, which established a goal that 10% of all electricity consumed in Wisconsin be generated by renewable resources annually. We have achieved our required renewable energy percentage of 9.74% by constructing various wind parks, two solar parks, and by also relying on renewable energy purchases. We continue to review our renewable energy portfolio and acquire cost-effective renewables as needed to meet our requirements on an ongoing basis. The PSCW administers the renewable program related to Act 141, and we fund the program, along with other utilities, based on 1.2% of our annual retail operating revenues.

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

Joint Ownership Power Plants – Columbia and Edgewater

In December 2009, the EPA issued an NOV to Wisconsin Power and Light Company, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric Company, WE (former co-owner of an Edgewater unit), and us. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. We, along with Wisconsin Power and Light Company, Madison Gas and Electric Company, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater 4 generating unit was retired in September 2018. See Note 6, Regulatory Assets and Liabilities, for more information about the retirement. Wisconsin Power and Light Company has started the process to close out this Consent Decree.

NOTE 22—SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31
(in millions)	2021	2020	2019
Cash paid for interest, net of amount capitalized	$63.2	$62.4	$58.2
Cash received for income taxes, net	(55.2)	(16.9)	(33.9)
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	15.5	23.7	43.3
Increase in receivable related to insurance proceeds	4.3	—	—

2021 Form 10-K	88	Wisconsin Public Service Corporation

NOTE 23—REGULATORY ENVIRONMENT

Recovery of Natural Gas Costs

Due to the cold temperatures, wind, snow, and ice throughout the central part of the country during February 2021, the cost of gas purchased for our natural gas utility customers was temporarily driven significantly higher than our normal winter weather expectations. We have a regulatory mechanism in place for recovering all prudently incurred gas costs.

In March 2021, we filed our revised natural gas rate sheets with the PSCW reflecting approximately $28 million of natural gas costs in excess of the benchmark set in our GCRM. We recovered these excess costs over a period of three months, beginning in April 2021.

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and the CDC. COVID-19 has spread globally, including throughout the United States and, in turn, our service territory. In response to the COVID-19 pandemic, Wisconsin declared a public health emergency and issued a shelter-in-place order, which has since been lifted.

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

In the second order issued in March 2020, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. The PSCW affirmed that this authorization for deferral included the incremental increase in uncollectible expense above what was being recovered in rates. As we already have a cost recovery mechanism in place to recover uncollectible expense for residential customers, this deferral only impacted the recovery of uncollectible expense for our commercial and industrial customers. See Note 5, Credit Losses, for information regarding changes to our allowance for credit losses. On December 16, 2021, the PSCW approved a motion to end all COVID-related deferrals as of December 31, 2021. Our deferrals related to the COVID-19 pandemic were not significant as of December 31, 2021. The PSCW will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings.

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

2022 Rates

In March 2021, we filed an application with the PSCW for the approval of certain accounting treatments that will allow us to maintain our current electric and natural gas base rates through 2022 and forego filing a rate case for one year. In connection with the request, we also entered into an agreement, dated March 23, 2021, with various stakeholders. Pursuant to the terms of the agreement, the stakeholders fully supported the application. In September 2021, the PSCW issued a written order approving the application.

2021 Form 10-K	89	Wisconsin Public Service Corporation

The final order reflects the following:

•We will amortize, in 2022, certain previously deferred balances to offset approximately half of our forecasted revenue deficiency.
•We will defer any increases in tax expense due to changes in tax law that occur in 2021 and/or 2022.
•We will maintain our earnings sharing mechanism for 2022, with modification. The earnings sharing mechanism was modified to authorize us to retain 100% of the first 15 basis points of earnings above our currently authorized ROE. This modification expires on December 31, 2022. The earnings sharing mechanism otherwise remains as previously authorized.
•We will file a full 2023-2024 test-year rate case no later than May 1, 2022.

2020 and 2021 Rates

In March 2019, we filed an application with the PSCW to increase our retail electric and natural gas rates, effective January 1, 2020. In August 2019, we filed an application with the PSCW for approval of a settlement agreement entered into with certain intervenors to resolve several outstanding issues in our rate case. In December 2019, the PSCW issued a written order that approved the settlement agreement without material modification and addressed the remaining outstanding issues that were not included in the settlement agreement. The new rates were effective January 1, 2020. The final order reflected the following:

2020 Effective rate increase
Electric (1) (2)	$15.8	million	/	1.6%
Gas (3)	$4.3	million	/	1.4%
ROE	10.0%
Common equity component average on a financial basis	52.5%

(1)    Amount is net of certain deferred tax benefits from the Tax Legislation that were utilized to reduce near-term rate impacts. The rate order reflected the majority of the unprotected deferred tax benefits from the Tax Legislation being amortized over two years. Approximately $11 million of tax benefits were amortized in 2020 and approximately $39 million were amortized in 2021. Unprotected deferred tax benefits by their nature are eligible to be returned to customers in a manner and timeline determined to be appropriate by the PSCW.

(2)    The rate order was net of $21 million of refunds related to our 2018 earnings sharing mechanism. These refunds were made to customers evenly over two years, with half returned in 2020 and the remainder returned in 2021.

(3)    Amount is net of certain deferred tax benefits from the Tax Legislation that were utilized to reduce near-term rate impacts. The rate order reflected all of the unprotected deferred tax benefits from the Tax Legislation being amortized evenly over four years, which results in approximately $5 million of previously deferred tax benefits being amortized each year. Unprotected deferred tax benefits by their nature are eligible to be returned to customers in a manner and timeline determined to be appropriate by the PSCW.

Our rate order allows us to collect the previously deferred revenue requirement for ReACT™ costs above the authorized $275.0 million level. The total cost of the ReACT™ project was $342 million. This regulatory asset is being collected from customers over eight years.

The PSCW approved us continuing to have an earnings sharing mechanism through 2021. The earnings sharing mechanism was modified from its previous structure to one that was consistent with other Wisconsin investor-owned utilities. Under this earnings sharing mechanism, if we earned above our authorized ROE: (i) we retained 100.0% of earnings for the first 25 basis points above the authorized ROE; (ii) 50.0% of the next 50 basis points were required to be refunded to customers; and (iii) 100.0% of any remaining excess earnings were required to be refunded to customers. In addition, the rate order also required us to maintain residential and small commercial electric and natural gas customer fixed charges at previously authorized rates and to maintain the status quo for our electric market-based rate programs for large industrial customers through 2021.

NOTE 24—OTHER INCOME, NET

Total other income, net was as follows for the years ended December 31:

(in millions)	2021	2020	2019
Non-service components of net periodic benefit costs	$26.8	$16.7	$18.0
AFUDC – Equity	9.0	11.8	5.7
Other, net	2.4	2.9	15.9
Other income, net	$38.2	$31.4	$39.6

2021 Form 10-K	90	Wisconsin Public Service Corporation

NOTE 25—NEW ACCOUNTING PRONOUNCEMENTS

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

Government Assistance

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832). The amendments in this update increase the transparency surrounding government assistance by requiring disclosure of 1) the types of assistance received, 2) an entity’s accounting for the assistance, and 3) the effect of the assistance on the entity’s financial statements. The update is effective for annual periods beginning after December 15, 2021. We plan to adopt this pronouncement for our fiscal year ending on December 31, 2022, and we are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

2021 Form 10-K	91	Wisconsin Public Service Corporation

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

2021 Form 10-K	92	Wisconsin Public Service Corporation

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

Omitted pursuant to General Instruction I(2)c.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I(2)c.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I(2)c.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees for professional services provided to us by Deloitte & Touche LLP in 2021 and 2020:

Fees	2021	2020
Audit fees (1)	$968,911	$877,176
Tax fees	—	—
All other fees (2)	908	673
Total fees	$969,819	$877,849

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

The Audit Committee is committed to ensuring the independence of the auditor, both in appearance as well as in fact. In order to assure continuing auditor independence, the Audit Committee periodically considers whether there should be a regular rotation of the independent external audit firm. In addition, the Audit Committee is directly involved in the selection of the independent auditor's lead audit partner.

2021 Form 10-K	93	Wisconsin Public Service Corporation

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

2021 Form 10-K	94	Wisconsin Public Service Corporation

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Report of Independent Registered Public Accounting Firm Included in Part II of This Report

	Description	Page in 10-K

	Report of Independent Registered Public Accounting Firm (PCAOB No. 34).	48

	Income Statements for the three years ended December 31, 2021, 2020, and 2019.	50

	Balance Sheets as of December 31, 2021 and 2020.	51

	Statements of Cash Flows for the three years ended December 31, 2021, 2020, and 2019.	52

	Statements of Equity for the three years ended December 31, 2021, 2020, and 2019.	53

	Notes to Financial Statements.	54

2.	Financial Statement Schedules Included in Part IV of This Report

	Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2021, 2020, and 2019.	98

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

	4.2*	First Supplemental Indenture, dated as of December 1, 1998, by and between WPS and Firstar Bank Milwaukee, N.A., National Association (Exhibit 4C to Form 8-K filed December 18, 1998).

	4.3*	Fifth Supplemental Indenture, dated as of December 1, 2006, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 30, 2006).

2021 Form 10-K	95	Wisconsin Public Service Corporation

	4.4*	Ninth Supplemental Indenture, dated as of December 1, 2012, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 29, 2012).

	4.5*	Tenth Supplemental Indenture, dated as of November 1, 2013, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 18, 2013).

	4.6*	Thirteenth Supplemental Indenture, dated as of August 14, 2019, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed August 14, 2019).

	4.7*	Fourteenth Supplemental Indenture, dated as of November 18, 2021, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 18, 2021).

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

23	Consents of Experts and Counsel

	23.1	Deloitte & Touche LLP – Milwaukee, WI, Consent of Independent Registered Public Accounting Firm for WPS.

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

2021 Form 10-K	96	Wisconsin Public Service Corporation

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the SEC pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. The redacted material was filed separately with the SEC.

Exhibit 21 has been omitted pursuant to General Instruction I(2)b.

ITEM 16. FORM 10-K SUMMARY

None.

2021 Form 10-K	97	Wisconsin Public Service Corporation

SCHEDULE II
WISCONSIN PUBLIC SERVICE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Period	Expense (1)	Deferral	Net Write-offs (2)	Balance at End of Period
December 31, 2021	$18.3	$6.2	$(7.0)	$(6.4)	$11.1
December 31, 2020	4.2	8.2	9.7	(3.8)	18.3
December 31, 2019	4.2	5.5	—	(5.5)	4.2

(1)    Net of recoveries.

(2)    Represents amounts written off to the reserve, net of adjustments to regulatory assets.

2021 Form 10-K	98	Wisconsin Public Service Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION

	By	/s/ SCOTT J. LAUBER
Date:	February 24, 2022	Scott J. Lauber
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SCOTT J. LAUBER	February 24, 2022
Scott J. Lauber, Chairman of the Board, President, Chief Executive Officer and
Director -- Principal Executive Officer

/s/ XIA LIU	February 24, 2022
Xia Liu, Executive Vice President and Chief Financial
Officer and Director -- Principal Financial Officer

/s/ WILLIAM J. GUC	February 24, 2022
William J. Guc, Vice President, Controller, and Assistant
Corporate Secretary -- Principal Accounting Officer

/s/ MARGARET C. KELSEY	February 24, 2022
Margaret C. Kelsey, Director

/s/ GALE E. KLAPPA	February 24, 2022
Gale E. Klappa, Director

/s/ WILLIAM MASTORIS	February 24, 2022
William Mastoris, Director

/s/ PAUL J. SPICER	February 24, 2022
Paul J. Spicer, Director

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Wisconsin Public Service Corporation is not required to send an annual report or proxy statement to its sole shareholder, Integrys Holding, Inc., a wholly-owned subsidiary of WEC Energy Group, Inc., and will not prepare such a report after the filing of this Annual Report on Form 10-K for the year ended December 31, 2021. Accordingly, Wisconsin Public Service Corporation will not file such a report with the Securities and Exchange Commission.

2021 Form 10-K	99	Wisconsin Public Service Corporation