Form 10-Q
period 2022-03-31
WISCONSIN PUBLIC SERVICE CORP
filed 2022-05-05
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
March 31, 2022

All of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2022

03/31/2022 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
Integrys	Integrys Holding, Inc.
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
WOTUS	Waters of the United States
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
AD/CVD	Antidumping and Countervailing Duties
AMI	Advanced Metering Infrastructure
Badger Hollow I	Badger Hollow Solar Park I
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2022-2026
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Order 13990	Executive Order 13990 of January 20, 2021 – Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
FTR	Financial Transmission Right
ITC	Investment Tax Credit

03/31/2022 Form 10-Q	ii	Wisconsin Public Service Corporation

LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.
PTC	Production Tax Credit
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order

03/31/2022 Form 10-Q	iii	Wisconsin Public Service Corporation

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in our 2021 Annual Report on Form 10-K, and those identified below:

•Factors affecting utility operations such as catastrophic weather-related damage, environmental incidents, unplanned facility outages and repairs and maintenance, and electric transmission or natural gas pipeline system constraints;

•Factors affecting the demand for electricity and natural gas, including political or regulatory developments, varying, adverse, or unusually severe weather conditions, including those caused by climate change, changes in economic conditions, customer growth and declines, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers;

•The timing, resolution, and impact of rate cases and negotiations, including recovery of deferred and current costs and the ability to earn a reasonable return on investment, and other regulatory decisions impacting our regulated operations;

•The impact of federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, and tax laws, including those that affect our ability to use PTCs and ITCs;

•Federal, state, and local legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in the interpretation of regulations or permit conditions by regulatory agencies, and the recovery of associated remediation and compliance costs;

•The ability to obtain and retain customers, including wholesale customers, due to increased competition in our electric and natural gas markets from retail choice and alternative electric suppliers, and continued industry consolidation;

•The timely completion of capital projects within budgets and the ability to recover the related costs through rates;

•The risk of delays and shortages, and increased costs of equipment, materials, or other resources that are critical to our business operations and corporate strategy, as a result of supply chain disruptions, inflation, and other factors;

•The impact of health pandemics, including any new developments relating to the COVID-19 pandemic, on our business functions, financial condition, liquidity, and results of operations;

•Factors affecting the implementation of WEC Energy Group's CO2 emission and/or methane emission reduction goals and opportunities and actions related to those goals, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, the feasibility of competing generation projects, and the ability to execute WEC Energy Group's capital plan;

03/31/2022 Form 10-Q	1	Wisconsin Public Service Corporation

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

•Any impacts on the global economy, supply chains and fuel prices, generally, from the ongoing conflict between Russia and Ukraine;

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

03/31/2022 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions)	2022	2021
Operating revenues	$478.9	$405.3

Operating expenses
Cost of sales	227.5	168.1
Other operation and maintenance	83.7	95.4
Depreciation and amortization	49.7	46.0
Property and revenue taxes	10.9	10.2
Total operating expenses	371.8	319.7

Operating income	107.1	85.6

Other income, net	10.1	8.6
Interest expense	16.6	16.2
Other expense	(6.5)	(7.6)

Income before income taxes	100.6	78.0
Income tax expense	24.0	8.7
Net income	$76.6	$69.3

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2022 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED BALANCE SHEETS (Unaudited)	March 31,	December 31,
(in millions, except share and per share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$2.0	$2.4
Accounts receivable and unbilled revenues, net of reserves of $12.1 and $11.1, respectively	230.3	226.6
Accounts receivable from related parties	22.2	26.1
Materials, supplies, and inventories	82.5	112.9
Derivative assets	27.6	22.2
Prepaid taxes	29.6	40.0
Other	11.0	12.3
Current assets	405.2	442.5

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $1,810.7 and $1,808.4, respectively	5,119.7	5,098.6
Regulatory assets	343.7	347.9
Goodwill	36.4	36.4
Pension and OPEB assets	269.3	260.7
Other	50.2	49.6
Long-term assets	5,819.3	5,793.2
Total assets	$6,224.5	$6,235.7

Liabilities and Equity
Current liabilities
Short-term debt	$135.0	$331.0
Accounts payable	105.0	130.8
Accounts payable to related parties	35.4	42.6
Accrued interest	21.5	10.1
Other	87.6	71.3
Current liabilities	384.5	585.8

Long-term liabilities
Long-term debt	1,690.9	1,690.6
Deferred income taxes	807.0	782.2
Deferred ITCs	74.8	74.8
Regulatory liabilities	732.0	735.5
Environmental remediation liabilities	93.3	95.0
Other	127.2	128.8
Long-term liabilities	3,525.2	3,506.9

Commitments and contingencies (Note 17)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,616.7	1,491.5
Retained earnings	602.5	555.9
Common shareholder's equity	2,314.8	2,143.0
Total liabilities and equity	$6,224.5	$6,235.7

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2022 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2022	2021
Operating activities
Net income	$76.6	$69.3
Reconciliation to cash provided by operating activities
Depreciation and amortization	49.7	46.0
Deferred income taxes and ITCs, net	20.6	23.3
Change in –
Accounts receivable and unbilled revenues, net	(2.4)	(3.7)
Materials, supplies, and inventories	30.4	16.3
Prepaid taxes	10.4	2.4
Amounts recoverable from customers	—	(16.8)
Other current assets	1.4	4.2
Accounts payable	(30.9)	(2.9)
Accrued interest	11.4	11.5
Other current liabilities	17.7	(25.8)
Other, net	(21.3)	(6.8)
Net cash provided by operating activities	163.6	117.0

Investing activities
Capital expenditures	(68.0)	(71.2)
Proceeds from cash surrender value of life insurance	4.4	—
Payments for assets transferred from affiliates	—	(5.1)
Other, net	1.0	(0.9)
Net cash used in investing activities	(62.6)	(77.2)

Financing activities
Change in short-term debt	(196.0)	(10.0)
Payment of dividends to parent	(30.0)	(30.0)
Equity contribution from parent	125.0	—
Other, net	(0.4)	—
Net cash used in financing activities	(101.4)	(40.0)

Net change in cash and cash equivalents	(0.4)	(0.2)
Cash and cash equivalents at beginning of period	2.4	2.7
Cash and cash equivalents at end of period	$2.0	$2.5

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2022 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF EQUITY (Unaudited)

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2021	$95.6	$1,491.5	$555.9	$2,143.0
Net income	—	—	76.6	76.6
Equity contribution from parent	—	125.0	—	125.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.2	—	0.2
Balance at March 31, 2022	$95.6	$1,616.7	$602.5	$2,314.8

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2020	$95.6	$1,436.4	$584.7	$2,116.7
Net income	—	—	69.3	69.3
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at March 31, 2021	$95.6	$1,436.5	$624.0	$2,156.1

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2022 Form 10-Q	6	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
March 31, 2022

NOTE 1—GENERAL INFORMATION

Wisconsin Public Service Corporation serves approximately 458,100 electric customers and 338,800 natural gas customers.

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2021. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2022, are not necessarily indicative of expected results for 2022 due to seasonal variations and other factors.

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

Acquisition of Electric Generation Facility in Wisconsin

In November 2021, we, along with WE, signed an asset purchase agreement to acquire Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility in Whitewater, Wisconsin. WE currently purchases all of the capacity from this generation facility pursuant to a power purchase agreement. In December 2021, we, along with WE, filed an application with the PSCW for approval to acquire Whitewater. If approved, our share of the cost of this facility is estimated to be $36.3 million for 50% of the capacity. The transaction is expected to close in January 2023.

NOTE 3—OPERATING REVENUES

For more information about our operating revenues, see Note 1(d), Operating Revenues, in our 2021 Annual Report on Form 10-K.

03/31/2022 Form 10-Q	7	Wisconsin Public Service Corporation

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

	Three Months Ended March 31
(in millions)	2022	2021
Wisconsin Public Service Corporation
Electric utility	$310.7	$271.4
Natural gas utility	166.9	132.3
Total revenues from contracts with customers	477.6	403.7
Other operating revenues	1.3	1.6
Total operating revenues	$478.9	$405.3

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended March 31
(in millions)	2022	2021
Residential	$117.1	$101.9
Small commercial and industrial	97.3	84.1
Large commercial and industrial	63.3	55.2
Other	2.2	2.1
Total retail revenues	279.9	243.3
Wholesale	21.8	18.9
Resale	5.2	5.9
Other utility revenues	3.8	3.3
Total electric utility operating revenues	$310.7	$271.4

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended March 31
(in millions)	2022	2021
Residential	$102.1	$67.3
Commercial and industrial	62.8	38.7
Total retail revenues	164.9	106.0
Transportation	6.2	5.8
Other utility revenues (1)	(4.2)	20.5
Total natural gas utility operating revenues	$166.9	$132.3

(1)Includes the revenues subject to our purchased gas recovery mechanism. The amounts for the three months ended March 31, 2021 reflect the higher natural gas costs that were incurred as a result of the extreme winter weather conditions in February 2021. As these amounts are billed to customers, they are reflected in retail revenues with an offsetting decrease in other utility revenues. In addition, during the first quarter of 2022 we over-collected natural gas costs due to these costs being lower than what was anticipated in rates.

03/31/2022 Form 10-Q	8	Wisconsin Public Service Corporation

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2022	2021
Late payment charges	$1.1	$1.1
Alternative revenues (1)	0.2	0.5
Total other operating revenues	$1.3	$1.6

(1)See Note 1(d), Operating Revenues, in our 2021 Annual Report on Form 10-K for more information on alternative revenues.

NOTE 4—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at March 31, 2022 and December 31, 2021.

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	March 31, 2022	December 31, 2021
Accounts receivable and unbilled revenues	$242.4	$237.7
Allowance for credit losses	12.1	11.1
Accounts receivable and unbilled revenues, net (1)	$230.3	$226.6

Total accounts receivable, net – past due greater than 90 days (1)	$9.9	$8.0
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	95.8%	97.3%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at March 31, 2022, $113.9 million, or 49.5%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

03/31/2022 Form 10-Q	9	Wisconsin Public Service Corporation

A rollforward of the allowance for credit losses for the three months ended March 31, 2022 and 2021 is included below:

	Three Months Ended
(in millions)	March 31, 2022	March 31, 2021
Balance at January 1	$11.1	$18.3
Provision for credit losses	2.0	0.4
Provision for credit losses deferred for future recovery or refund	1.7	(0.1)
Write-offs charged against the allowance	(3.9)	(2.1)
Recoveries of amounts previously written off	1.2	1.0
Balance at March 31	$12.1	$17.5

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at March 31, 2022 and December 31, 2021. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2021 Annual Report on Form 10-K.

(in millions)	March 31, 2022	December 31, 2021
Regulatory assets
Environmental remediation costs	$119.0	$120.1
Pension and OPEB costs	70.7	74.1
Income tax related items	55.2	54.5
Plant retirement related items	48.1	50.2
Asset retirement obligations	15.7	14.2
ReACT™	14.9	15.6
Energy efficiency programs	7.6	6.1
Uncollectible expense	7.2	5.5
Other, net	5.3	7.6
Total regulatory assets	$343.7	$347.9

(in millions)	March 31, 2022	December 31, 2021
Regulatory liabilities
Income tax related items	$347.6	$352.7
Removal costs	191.7	189.9
Pension and OPEB benefits	116.2	116.5
Derivatives (1)	36.0	26.9
Earnings sharing mechanism (2)	20.7	26.7
Electric transmission costs (2)	15.1	19.7
Energy costs refundable through rate adjustments (3)	12.6	8.4
Other, net	4.7	3.1
Total regulatory liabilities	$744.6	$743.9

Balance sheet presentation
Other current liabilities	$12.6	$8.4
Regulatory liabilities	732.0	735.5
Total regulatory liabilities	$744.6	$743.9

(1)    For most energy-related physical and financial contracts that qualify as derivatives, the PSCW allows the effects of fair value accounting to be offset to regulatory assets and liabilities. See Note 12, Derivative Instruments, for more information on our derivative asset and liability balances.

(2)    The decrease in these regulatory liability balances was primarily related to the PSCW's approval of certain accounting treatments that allowed us to forego applying for a 2022 base rate increase, and instead maintain base rates consistent with 2021 levels. Among the accounting treatments approved was the amortization of certain regulatory liability balances in 2022, to offset a portion of our forecasted revenue deficiency. See Note 23, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on our 2022 base rates.

03/31/2022 Form 10-Q	10	Wisconsin Public Service Corporation

(3)    The increase in these regulatory liabilities was primarily related to lower natural gas costs incurred in the first quarter of 2022, compared to what was anticipated in rates.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia generating units 1 and 2 became probable. Columbia generating units 1 and 2 are expected to be retired by the end of 2023 and 2024, respectively. The net book value of our ownership share of unit 1 and unit 2 was $87.9 million and $186.2 million, respectively, at March 31, 2022. These amounts were classified as plant to be retired within property, plant, and equipment on our balance sheets. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

NOTE 7—COMMON EQUITY

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to the sole holder of our common stock, Integrys, in the form of cash dividends, loans, or advances. In addition, Wisconsin law prohibits us from making loans to or guaranteeing obligations of WEC Energy Group, Integrys, or their subsidiaries. See Note 11, Common Equity, in our 2021 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	March 31, 2022	December 31, 2021
Commercial paper
Amount outstanding	$135.0	$331.0
Weighted-average interest rate on amounts outstanding	0.63%	0.21%

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2022 was $206.9 million with a weighted-average interest rate during the period of 0.24%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	March 31, 2022
Revolving credit facility (1)	September 2026	$400.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		135.0
Available capacity under existing credit facility		$263.7

(1)    In April 2022, we received approval from the PSCW to extend the maturity of this facility to September 2026.

NOTE 9—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	March 31, 2022	December 31, 2021
Materials and supplies	$52.2	$50.5
Fossil fuel	27.5	28.9
Natural gas in storage	2.8	33.5
Total	$82.5	$112.9

03/31/2022 Form 10-Q	11	Wisconsin Public Service Corporation

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

NOTE 10—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$21.1	21.0%	$16.4	21.0%
State income taxes net of federal tax benefit	6.4	6.4%	4.9	6.3%
Federal excess deferred tax amortization	(1.6)	(1.6)%	(1.6)	(2.1)%
Federal excess deferred tax amortization – Wisconsin unprotected	(1.2)	(1.2)%	(10.5)	(13.4)%
Other	(0.7)	(0.7)%	(0.5)	(0.6)%
Total income tax expense	$24.0	23.9%	$8.7	11.2%

The effective tax rate of 23.9% for the three months ended March 31, 2022, differs from the United States statutory federal income tax rate of 21%, primarily due to state income taxes. This item was partially offset by the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below.

The effective tax rate of 11.2% for the three months ended March 31, 2021, differs from the United States statutory federal income tax rate of 21%, primarily due to the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. Effective January 1, 2020, in accordance with the rate order received from the PSCW in December 2019, we began amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to our customers. This item was partially offset by state income taxes.

The Tax Legislation required us to remeasure the deferred income taxes at our utility segment and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above).

See Note 23, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on unprotected tax benefits.

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

03/31/2022 Form 10-Q	12	Wisconsin Public Service Corporation

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$22.4	$1.3	$—	$23.7
FTRs	—	—	0.6	0.6
Coal contracts	—	5.8	—	5.8
Total derivative assets	$22.4	$7.1	$0.6	$30.1

Derivative liabilities
Natural gas contracts	$—	$0.1	$—	$0.1

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$6.5	$3.0	$—	$9.5
FTRs	—	—	1.4	1.4
Coal contracts	—	15.3	—	15.3
Total derivative assets	$6.5	$18.3	$1.4	$26.2

Derivative liabilities
Natural gas contracts	$1.4	$0.2	$—	$1.6

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2022	2021
Balance at the beginning of the period	$1.4	$1.2
Purchases	—	0.1
Settlements	(0.8)	(0.9)
Balance at the end of the period	$0.6	$0.4

03/31/2022 Form 10-Q	13	Wisconsin Public Service Corporation

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	March 31, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (1)	$1,659.0	$1,657.9	$1,659.3	$1,903.2

(1)The carrying amount of long-term debt excludes finance lease obligations of $31.9 million and $31.3 million at March 31, 2022 and December 31, 2021, respectively.

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

	March 31, 2022		December 31, 2021
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$23.0	$0.1	$9.2	$1.5
FTRs	0.6	—	1.4	—
Coal contracts	4.0	—	11.6	—
Total current	27.6	0.1	22.2	1.5

Long-term
Natural gas contracts	0.7	—	0.3	0.1
Coal contracts	1.8	—	3.7	—
Total long-term	2.5	—	4.0	0.1
Total	$30.1	$0.1	$26.2	$1.6

Realized gains (losses) on derivatives are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	11.6 Dth	$5.2	13.6 Dth	$(1.7)
FTRs	2.0 MWh	0.8	2.7 MWh	0.9
Total		$6.0		$(0.8)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At both March 31, 2022 and December 31, 2021, we had posted cash collateral of $6.3 million.

03/31/2022 Form 10-Q	14	Wisconsin Public Service Corporation

These amounts were recorded on our balance sheets in other current assets. At March 31, 2022, we had also received cash collateral of $17.5 million. This amount was recorded on our balance sheet in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	March 31, 2022			December 31, 2021
(in millions)	Derivative Assets		Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$30.1		$0.1	$26.2	$1.6
Gross amount not offset on the balance sheet	(17.5)	(1)	—	(1.4)	(1.4)
Net amount	$12.6		$0.1	$24.8	$0.2

(1)    Includes cash collateral received of $17.5 million.

NOTE 13—GUARANTEES

As of March 31, 2022, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 14—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended March 31
(in millions)	2022	2021
Service cost	$2.6	$3.0
Interest cost	5.7	5.5
Expected return on plan assets	(13.8)	(12.9)
Amortization of net actuarial loss	4.4	6.9
Net periodic benefit cost (credit)	$(1.1)	$2.5

	OPEB Benefits
	Three Months Ended March 31
(in millions)	2022	2021
Service cost	$1.1	$1.2
Interest cost	1.1	1.0
Expected return on plan assets	(5.2)	(5.0)
Amortization of prior service credit	(2.6)	(2.6)
Amortization of net actuarial gain	(0.6)	(0.5)
Net periodic benefit credit	$(6.2)	$(5.9)

During the three months ended March 31, 2022, we made contributions and payments of $0.2 million related to our pension plans and $0.2 million related to our OPEB plans. We expect to make contributions and payments of $0.5 million related to our pension plans and $0.7 million related to our OPEB plans during the remainder of 2022, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 15—GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the three months ended March 31, 2022. We had no accumulated impairment losses related to our goodwill as of March 31, 2022.

03/31/2022 Form 10-Q	15	Wisconsin Public Service Corporation

NOTE 16—SEGMENT INFORMATION

We use net income to measure segment profitability and to allocate resources to our businesses. At March 31, 2022, we reported two segments, which are described below.

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

All of our operations and assets are located within the United States. The following tables show summarized financial information for the three months ended March 31, 2022 and 2021, related to our reportable segments:

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended March 31, 2022
Operating revenues	$478.9	$—	$478.9
Other operation and maintenance	83.7	—	83.7
Depreciation and amortization	49.7	—	49.7
Other income, net	9.7	0.4	10.1
Interest expense	16.6	—	16.6
Income tax expense	23.9	0.1	24.0
Net income	76.3	0.3	76.6

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three Months Ended March 31, 2021
Operating revenues	$405.3	$—	$405.3
Other operation and maintenance	95.4	—	95.4
Depreciation and amortization	46.0	—	46.0
Other income, net	8.2	0.4	8.6
Interest expense	16.2	—	16.2
Income tax expense	8.6	0.1	8.7
Net income	69.0	0.3	69.3

NOTE 17—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of March 31, 2022, were approximately $1.0 billion.

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

03/31/2022 Form 10-Q	16	Wisconsin Public Service Corporation

Air Quality

Cross State Air Pollution Rule – Good Neighbor Plan

The EPA is proposing to update and expand the Cross State Air Pollution Rule to regulate NOx emissions in 25 states as part of the “good neighbor provision." As part of the proposed rule, expected to take effect in May 2023, the EPA would establish a new trading budget that would impose lower NOx emissions budgets on states, at a level that the EPA determined to be achievable through existing emissions controls as well as planned plant retirements.

Based on a review of our existing units' 2020 and 2021 actual ozone season emissions and projected future emissions versus proposed NOx ozone season allocations, we anticipate that we should be able to comply with the expanded rule requirements without procuring additional allowances on the open market.

Our planned RICE units in Wisconsin are not subject to this rule as proposed as each unit is expected to be less than 25 MW. We will closely monitor whether the EPA expands coverage of the rule to sources between 15 MW and 25 MW in the final rule.

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

In February 2022, revisions to the Wisconsin Administrative Code to adopt the 2015 standard were finalized. The amended regulations adopted the standards and incorporated by reference the federal air pollution monitoring requirements related to the standard. We believe that we are well positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with the associated state and federal rules.

Particulate Matter

In December 2020, the EPA completed its 5-year review of the 2012 annual and 24-hour standards for fine particulate matter. The EPA determined that no revisions were necessary to the current standard. This determination was also subject to review under Executive Order 13990 and in June 2021, the EPA announced it would reconsider the December 2020 decision. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from the December 2020 determination supports revising the level of the annual standard for the particulate matter NAAQS to below the current level of 12 micrograms per cubic meter, while retaining the 24-hour standard. In March 2022, the EPA’s CASAC sent a letter to the EPA finalizing its peer review of the particulate matter standards. Based on their review, the majority of the members of the CASAC found that lowering the annual standard to within a range of 8 to 10 micrograms per cubic meter was appropriate, while a minority of the members of the committee found that a range of 10 to 11 micrograms per cubic meter would be appropriate. Additionally, a majority of the CASAC members favored lowering the 24-hour standard, while a minority concurred with EPA’s preliminary conclusion to retain the 24-hour standard without revision.

A proposed rule is expected in summer 2022, and a final rule is expected in spring 2023. All counties within our service territory are in attainment with the current 2012 standards. If the EPA lowers the annual standard to 10 or 11 micrograms per cubic meter, our generating facilities within our service territory should remain in attainment. If the EPA lowers it to below 10 micrograms per cubic meter, there could be some non-attainment areas that may affect permitting of some smaller ancillary equipment located at our facilities.

03/31/2022 Form 10-Q	17	Wisconsin Public Service Corporation

Climate Change

The ACE rule, which replaced the Clean Power Plan, was vacated by the D.C. Circuit Court of Appeals in January 2021. In October 2021, the Supreme Court agreed to review the D.C. Circuit Court's ruling vacating the EPA's ACE rule. The Supreme Court is reviewing a number of issues regarding the scope of the EPA's regulatory authority to utilize Section 111(d) of the CAA to address CO2 emissions. In February 2022, the Supreme Court heard oral arguments, and a decision is expected this summer.

In January 2021, the EPA finalized a rule to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants; however, it was vacated by the D.C. Circuit Court of Appeals in April 2021. The EPA has signaled that a rule replacement is expected by the end of 2022. WEC Energy Group continues to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired approximately 300 MW of coal-fired generation since the beginning of 2018. Through its ESG Progress Plan, WEC Energy Group expects to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2025, which includes the planned retirements in 2023-2024 of the jointly-owned Columbia Units 1-2. In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by making operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is net-zero CO2 emissions by 2050.

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

We are required to report our CO2 equivalent emissions from the electric generating facilities we operate under the EPA Greenhouse Gases Reporting Program. We reported CO2 equivalent emissions of 6.0 million metric tonnes to the EPA for 2021. The level of CO2 and other GHG emissions varies from year to year and is dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed, and how our units are dispatched by MISO.

We are also required to report CO2 equivalent emissions related to the natural gas that our natural gas operations distribute and sell. We reported aggregated CO2 equivalent emissions of 3.6 million metric tonnes to the EPA for 2021.

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

In August 2014, the EPA issued a final regulation under Section 316(b) of the Clean Water Act that requires the location, design, construction, and capacity of cooling water intake structures at existing power plants to reflect the BTA for minimizing adverse environmental impacts. The federal rule became effective in October 2014 and applies to all of our existing generating facilities with cooling water intake structures. In 2016, the WDNR initiated a state rulemaking process to incorporate the federal Section 316(b) requirements into the Wisconsin Administrative Code. This new state rule, NR 111, became effective in June 2020, and the WDNR will apply it when establishing BTA requirements for cooling water intake structures at existing facilities. These BTA requirements are incorporated into WPDES permits for our facilities.

We have received interim BTA determinations for Weston Units 2, 3, and 4. We believe that existing technology installed at the Weston facility will result in a final BTA determination when the WPDES permit is renewed in 2023.

As a result of past capital investments completed to address Section 316(b) compliance, we believe our fleet overall is well positioned to continue to meet this regulation and do not expect to incur significant additional compliance costs.

03/31/2022 Form 10-Q	18	Wisconsin Public Service Corporation

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016 and was modified in 2020 to revise the treatment technology requirements related to BATW at existing facilities. This rule created new requirements for several types of power plant wastewaters. The new requirement that affects us relates to discharge limits for BATW. Our power plant facility already has advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. There will, however, need to be facility modifications to meet water permit requirements for the BATW system at Weston Unit 3, which is expected to be completed by December 2023. Based on engineering cost estimates, we expect that compliance with the ELG rule will require approximately $10 million in capital investment. The BATW modification does not require PSCW approval prior to construction. All of these ELG required projects are either in-service or are on track for completion by the WPDES permit deadline in December 2023.

In July 2021, the EPA announced that it intends to initiate rulemaking to revise the ELG Rule as modified in 2020. The EPA has stated that the ELG Rule will continue to be implemented and enforced while the agency pursues this rulemaking process. The EPA plans to propose a revised rule in the fall of 2022.

Waters of the United States

In December 2021, the EPA and the United States Army Corps of Engineers together released a proposed rule to repeal the April 2020 Navigable Waters Protection Rule that defined WOTUS. The purpose of this proposed rule will be to restore regulations defining WOTUS that were in place prior to 2015 and to update certain provisions to be consistent with relevant Supreme Court decisions. The pre-2015 approach involves applying factors established through case law and agency precedents to determine whether a wetland or surface drainage feature is subject to federal jurisdiction. In January 2022, the Supreme Court granted certiorari in a case to evaluate the proper test for determining whether wetlands are WOTUS. At this point, our projects requiring federal permits are moving ahead, but we are monitoring to better understand potential future impacts. This case, once decided, should provide clarity regarding the definition of WOTUS. We will continue to monitor this litigation and any subsequent agency action.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	March 31, 2022	December 31, 2021
Regulatory assets	$119.0	$120.1
Reserves for future environmental remediation	93.3	95.0

03/31/2022 Form 10-Q	19	Wisconsin Public Service Corporation

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

Consent Decrees

Weston and Pulliam Power Plants

In November 2009, the EPA issued an NOV to us, which alleged violations of the CAA's New Source Review requirements relating to certain projects completed at the Weston and Pulliam power plants from 1994 to 2009. We entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Eastern District of Wisconsin in March 2013. With the retirement of Pulliam Units 7 and 8 in October 2018, we completed the mitigation projects required by the Consent Decree and received a completeness letter from the EPA in October 2018. We are working with the EPA on a closeout process for the Consent Decree and expect that process to be completed in 2023.

Joint Ownership Power Plants – Columbia and Edgewater

In December 2009, the EPA issued an NOV to Wisconsin Power and Light Company, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric Company, WE (former co-owner of an Edgewater unit), and us. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. We, along with Wisconsin Power and Light Company, Madison Gas and Electric Company, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater 4 generating unit was retired in September 2018. Wisconsin Power and Light Company expects to start the process to close out this Consent Decree in early 2023.

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31
(in millions)	2022	2021
Cash paid for interest, net of amount capitalized	$5.1	$4.3
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	13.4	11.6

NOTE 19—REGULATORY ENVIRONMENT

2023 and 2024 Rates

In April 2022, we filed a request with the PSCW to increase our retail electric and natural gas rates, effective January 1, 2023. The request reflected the following:

Proposed 2023 rate increase
Electric	$73.9	million	/	6.2%
Gas	$30.3	million	/	8.3%
Proposed ROE (1)	10.0%
Proposed common equity component average on a financial basis (1)	53.0%

(1)    The proposed ROE is consistent with our currently authorized ROE. Our common equity component average is currently 52.5%.

The primary drivers of the requested increase in electric rates are capital investments in new wind, solar, and battery storage; capital investments in natural gas generation; and changes in wholesale business with other utilities. Many of these investments have already been approved by the PSCW.

03/31/2022 Form 10-Q	20	Wisconsin Public Service Corporation

The requested increase in natural gas rates primarily relates to capital investments that have been made to maintain and improve safety and reliability.

We also proposed continuing to use an earnings sharing mechanism. Under the proposed earnings sharing mechanism, if we earn above our authorized ROE: (i) we would retain 100.0% of earnings for the first 25 basis points above the authorized ROE; (ii) 50.0% of the next 50 basis points would be required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings would be required to be refunded to ratepayers.

We are seeking a limited rate re-opener for 2024 to address additional revenue requirements associated with generation projects that are expected to be placed into service in 2023 and 2024.

We expect a decision from the PSCW in the fourth quarter of 2022, with any rate adjustments expected to be effective January 1, 2023.

NOTE 20—NEW ACCOUNTING PRONOUNCEMENTS

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

Government Assistance

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832). The amendments in this update increase the transparency surrounding government assistance by requiring disclosure of: (i) the types of assistance received; (ii) an entity’s accounting for the assistance; and (iii) the effect of the assistance on the entity’s financial statements. The update is effective for annual periods beginning after December 15, 2021. We plan to adopt this pronouncement for our fiscal year ending on December 31, 2022, and we are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

03/31/2022 Form 10-Q	21	Wisconsin Public Service Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes and our 2021 Annual Report on Form 10-K.

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

In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by making operating refinements, retiring less efficient generating units and executing its capital plan. Over the longer term, the target for its generation fleet is net-zero CO2 emissions by 2050.

As part of our path toward these goals, by the end of 2030, WEC Energy Group expects its use of coal will account for less than 5% of the power it supplies to its customers, and WEC Energy Group believes it will be in a position to eliminate coal as an energy source by the end of 2035.

WEC Energy Group already has retired more than 1,800 MWs of coal-fired generation since the beginning of 2018, which included the 2018 retirement of the Pulliam power plant as well as the jointly-owned Edgewater Unit 4 generating units. Through the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2025, which includes the planned retirement in 2023-2024 of the jointly-owned Columbia Units 1-2.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $3.5 billion from 2022-2026 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WE based on specific customer needs:

•1,400 MW of utility-scale solar (amount does not include WE's Badger Hollow Solar Park II, which is currently under construction);
•800 MW of battery storage; and

03/31/2022 Form 10-Q	22	Wisconsin Public Service Corporation

•100 MW of wind.

WEC Energy Group also plans on investing in a combination of clean, natural gas-fired generation, made by either us or WE based on specific customer needs, including:

•100 MW of RICE natural gas-fueled generation;
•the planned purchase of 200 MW of capacity in West Riverside — a new, combined-cycle natural gas plant recently completed by Alliant Energy in Wisconsin; and
•the planned purchase of Whitewater, a natural gas-fired combined cycle electric generating facility with a capacity of 236.5 MW.

The new investments discussed above are in addition to the renewable projects currently underway. For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In addition, we invested in 200 MW of utility-scale solar. We partnered with an unaffiliated utility to construct two solar projects now in service in Wisconsin: Two Creeks Solar Park and Badger Hollow I. We own 100 MW of each project for a total of 200 MW.

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

03/31/2022 Form 10-Q	23	Wisconsin Public Service Corporation

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2022

Earnings

Our earnings for the first quarter of 2022 were $76.6 million, compared with $69.3 million for the same quarter in 2021. See below for additional information on the $7.3 million increase in earnings.

Expected 2022 Annual Effective Tax Rate

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

03/31/2022 Form 10-Q	24	Wisconsin Public Service Corporation

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the three months ended March 31, 2022 and 2021 was $107.1 million and $85.6 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Utility Segment Contribution to Net Income

The following table compares our utility segment's contribution to net income for the first quarter of 2022, with the same quarter in 2021, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended March 31
(in millions)	2022	2021	B (W)
Electric revenues	$311.6	$272.7	$38.9
Fuel and purchased power	106.6	78.6	(28.0)
Total electric margins	205.0	194.1	10.9

Natural gas revenues	167.3	132.6	34.7
Cost of natural gas sold	120.9	89.5	(31.4)
Total natural gas margins	46.4	43.1	3.3

Total electric and natural gas margins	251.4	237.2	14.2

Other operation and maintenance	83.7	95.4	11.7
Depreciation and amortization	49.7	46.0	(3.7)
Property and revenue taxes	10.9	10.2	(0.7)
Operating income	107.1	85.6	21.5

Other income, net	9.7	8.2	1.5
Interest expense	16.6	16.2	(0.4)
Income before income taxes	100.2	77.6	22.6

Income tax expense	23.9	8.6	(15.3)
Net income	$76.3	$69.0	$7.3

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line items below	$45.8	$48.7	$2.9
Transmission (1)	33.3	38.0	4.7
Regulatory amortizations and other pass through expenses (2)	10.0	8.7	(1.3)
Earnings sharing mechanism (3)	(5.4)	—	5.4
Total other operation and maintenance	$83.7	$95.4	$11.7

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for American Transmission Company LLC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference

03/31/2022 Form 10-Q	25	Wisconsin Public Service Corporation

between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the first quarter of 2022 and 2021, $38.0 million and $38.4 million, respectively, of costs were billed to us by transmission providers.

During the first quarter of 2022 we amortized $4.7 million of the regulatory liabilities associated with our transmission escrow to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. This amortization drove the decrease in transmission expense in the first quarter of 2022, compared with the same quarter in 2021. See Note 23, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on 2022 base rates.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents amortization of a certain portion of our regulatory liability associated with our 2020 earnings sharing mechanism to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. See Note 23, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on 2022 base rates.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	MWh (in thousands)
Electric Sales Volumes	2022	2021	B (W)
Customer class
Residential	791.3	758.6	32.7
Small commercial and industrial	993.7	968.0	25.7
Large commercial and industrial	970.8	957.5	13.3
Other	7.5	7.6	(0.1)
Total retail	2,763.3	2,691.7	71.6
Wholesale	394.5	413.2	(18.7)
Resale	91.5	90.1	1.4
Total sales in MWh	3,249.3	3,195.0	54.3

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer class
Residential	130.7	115.8	14.9
Commercial and industrial	88.6	75.1	13.5
Total retail	219.3	190.9	28.4
Transportation	152.8	143.8	9.0
Total sales in therms	372.1	334.7	37.4

	Three Months Ended March 31
	Degree Days
Weather (1)	2022	2021	B (W)
Heating (3,647 Normal)	3,843	3,482	10.4%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Revenues

Electric revenues increased $38.9 million during the first quarter of 2022, compared with the same quarter in 2021. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

03/31/2022 Form 10-Q	26	Wisconsin Public Service Corporation

Electric Utility Margins

Electric utility margins increased $10.9 million during the first quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the higher electric utility margins were:

•A $12.5 million increase in margins related to the impact of unprotected excess deferred taxes in the first quarter of 2021, which we agreed to return to customers in our PSCW-approved Wisconsin rate orders. This increase in margins is offset in income taxes.

•A $4.5 million net increase in margins related to higher retail sales volumes, driven by the impact of colder winter weather during the first quarter of 2022, compared with the same quarter in 2021. As measured by heating degree days, the first quarter of 2022 was 10.4% colder than the same quarter in 2021.

These increases in margins were partially offset by a $6.6 million quarter-over-quarter negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers.

Natural Gas Revenues

Natural gas revenues increased $34.7 million during the first quarter of 2022, compared with the same quarter in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 19.4% during the first quarter of 2022, compared with the same quarter in 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $3.3 million during the first quarter of 2022, compared with the same quarter in 2021. The most significant factor impacting the higher natural gas utility margins was an increase from higher sales volumes, primarily driven by colder winter weather during the first quarter of 2022, compared with the same quarter in 2021, as well as the continued economic recovery in Wisconsin from the COVID-19 pandemic.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment decreased $7.3 million during the first quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the decrease in operating expenses were:

•A $5.4 million decrease in expense driven by the amortization of a certain portion of our regulatory liability associated with our 2020 earnings sharing mechanism, as discussed in the notes under the other operation and maintenance table above.

•A $4.7 million decrease in transmission expense driven by the amortization of a certain portion of our regulatory liabilities associated with transmission escrow balances, as discussed in the notes under the other operation and maintenance table above.

•A $2.6 million decrease related to a gain on land sales during the first quarter of 2022.

These decreases in other operating expenses were substantially offset by:

•A $3.7 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $3.2 million increase in electric and natural gas distribution expenses, primarily driven by increased maintenance expense related to significant winter storms in 2022.

•A $1.3 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

03/31/2022 Form 10-Q	27	Wisconsin Public Service Corporation

Other Income, Net

Other income, net increased $1.5 million during the first quarter of 2022, compared with the same quarter in 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 14, Employee Benefits, for more information on our benefit costs. This increase was partially offset by a decrease in allowance for funds used during construction-equity, driven by Badger Hollow I being placed in service in November 2021.

Income Tax Expense

Income tax expense increased $15.3 million during the first quarter of 2022, compared with the same quarter in 2021. The increase in income tax expense was due to an approximate $12.5 million negative impact related to lower quarter-over-quarter amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. The impact due to the benefit from the amortization of the unprotected excess deferred tax benefits from the Tax Legislation did not impact earnings as there was an offsetting positive impact in operating income. Also contributing to this increase in income tax expense was an increase in pretax income. See Note 10, Income Taxes, and Note 23, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on unprotected tax benefits.

Other Segment Contribution to Net Income

	Three Months Ended March 31
(in millions)	2022	2021	B (W)
Net income	$0.3	$0.3	$—

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the three months ended March 31:

(in millions)	2022	2021	Change in 2022 Over 2021
Cash provided by (used in):
Operating activities	$163.6	$117.0	$46.6
Investing activities	(62.6)	(77.2)	14.6
Financing activities	(101.4)	(40.0)	(61.4)

Operating Activities

Net cash provided by operating activities increased $46.6 million during the first quarter of 2022, compared with the same quarter in 2021, driven by:

•A $54.6 million increase in cash related to higher overall collections from customers as a result of an increase in retail sales volumes during the first quarter of 2022, compared with the same quarter in 2021. This increase was driven by colder winter weather and the continued economic recovery from the COVID-19 pandemic.

•A $26.5 million increase in cash due to realized gains on derivative instruments as well as higher collateral received from counterparties during the first quarter of 2022, driven by an increase in the fair value of our natural gas derivative assets during the first quarter of 2022, compared with the same quarter in 2021.

03/31/2022 Form 10-Q	28	Wisconsin Public Service Corporation

These increases in net cash provided by operating activities were partially offset by a $37.8 million decrease in cash related to higher payments for fuel and purchased power at our plants during the first quarter of 2022, compared with the same quarter in 2021. We incurred higher natural gas costs during the first quarter of 2022, compared with the same quarter in 2021, as a result of an increase in the price of natural gas.

Investing Activities

Net cash used in investing activities decreased $14.6 million during the first quarter of 2022, compared with the same quarter in 2021, driven by:

•Payments of $5.1 million to affiliates for assets transferred related to a customer billing system during the first quarter of 2021.

•Proceeds of $4.4 million received for the cash surrender of life insurance during the first quarter of 2022.

•A $3.2 million decrease in cash paid for capital expenditures during the first quarter of 2022, compared with the same quarter in 2021, which is discussed in more detail below.

Capital Expenditures

Capital expenditures for the three months ended March 31 were as follows:

(in millions)	2022	2021	Change in 2022 Over 2021
Capital expenditures	$68.0	$71.2	$(3.2)

The decrease in cash paid for capital expenditures during the first quarter of 2022, compared with the same quarter in 2021, was driven by lower payments for upgrades of automated meter reading devices. This decrease was partially offset by higher payments for capital expenditures related to renewable energy projects during the first quarter of 2022.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities increased $61.4 million during the first quarter of 2022, compared with the same quarter in 2021, driven by a $186.0 million decrease in cash related to higher net repayments of commercial paper during the first quarter of 2022, compared with the same quarter in 2021. This increase in net cash used in financing activities was partially offset by a $125.0 million equity contribution received from our parent during the first quarter of 2022, to balance our capital structure. We did not receive any equity contributions during the same quarter in 2021.

For more information on our financing activities, see Note 8, Short-Term Debt and Lines of Credit.

Cash Requirements

We require funds to support and grow our business. Our significant cash requirements primarily consist of capital and investment expenditures, payments to retire and pay interest on long-term debt, the payment of common stock dividends to our parent, and the funding of our ongoing operations. See the discussion below and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Requirements in our 2021 Annual Report on Form 10-K for additional information regarding our significant cash requirements.

03/31/2022 Form 10-Q	29	Wisconsin Public Service Corporation

Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, supply chain disruptions, the COVID-19 pandemic, inflation, and interest rates. Our estimated capital expenditures and acquisitions for the next three years are reflected below. These amounts include anticipated expenditures for environmental compliance and certain remediation issues. For a discussion of certain environmental matters affecting us, see Note 17, Commitments and Contingencies.

(in millions)
2022	$627.2	(1)
2023	537.3
2024	621.6
Total	$1,786.1

(1)This includes actual capital expenditures already incurred in 2022, as well as estimated capital expenditures for the remainder of the year.

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

•We, along with WE and an unaffiliated utility, received PSCW approval to acquire and construct the Paris Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once constructed, we will own 30 MW of solar generation and 17 MW of battery storage of this project. Our share of the cost of this project is estimated to be approximately $65 million, with construction expected to be completed by the end of 2023.

•We, along with WE, received approval to accelerate capital investments in two wind parks. Our share of the investment is expected to be approximately $69 million to repower major components of Crane Creek Wind Park, which is expected to be completed by the end of 2022.

•In March 2021, we, along with WE and an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Darien Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once constructed, we will own 37 MW of solar generation and 12 MW of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $65 million with construction expected to be completed by the end of 2023.

•We, along with an unaffiliated utility, received PSCW approval to acquire the Red Barn Wind Park, a utility-scale wind-powered electric generating facility. The project will be located in Grant County, Wisconsin and once constructed, we will own 82 MW of this project. Our share of the cost of this project is estimated to be approximately $160 million, with construction expected to be completed by the end of 2022.

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

•We, along with WE, received PSCW approval to construct a natural gas-fired generation facility at our existing Weston power plant site in northern Wisconsin. The new facility will consist of seven RICE units. Once constructed, we will own 64 MW of this project. Our share of the cost of this project is estimated to be approximately $85 million, with construction expected to be completed in 2023.

03/31/2022 Form 10-Q	30	Wisconsin Public Service Corporation

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

In March 2022, the DOC opened an investigation into whether new tariffs should be imposed on solar panels and cells imported from multiple southeast Asian countries, which could impact the timing and cost of our planned solar projects. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaint and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Withhold Release Order Related to Silica-Based Products for information on the DOC investigation and potential impacts to our solar projects as a result of CBP actions related to solar panels, respectively.

Long-Term Debt

There were no material changes in our outstanding long-term debt during the three months ended March 31, 2022.

Common Stock Dividends

During the three months ended March 31, 2022, we paid common stock dividends of $30.0 million to the sole holder of our common stock, Integrys.

Other Significant Cash Requirements

See Note 17, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the three months ended March 31, 2022.

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

03/31/2022 Form 10-Q	31	Wisconsin Public Service Corporation

We maintain a bank back-up credit facility, which provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations.

The amount, type, and timing of any financings in 2022, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals, and other factors. We plan to maintain a capital structure consistent with that approved by the PSCW. For more information on our approved capital structure, see Item 1. Business – D. Regulation in our 2021 Annual Report on Form 10-K.

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

Although not the case as of March 31, 2022, our current liabilities sometimes exceed our current assets. We do not expect this to have any impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity of $263.7 million under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 8, Short-Term Debt and Lines of Credit, for more information about our credit facility and commercial paper.

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. These trusts had investments consisting of fixed income and equity securities that are subject to the volatility of the stock market and interest rates. For more information, see Investments in Outside Trusts in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources of Cash in our 2021 Annual Report on Form 10-K.

Debt Covenants

At March 31, 2022, we were in compliance with all covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of March 31, 2022. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. This discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2021 Annual Report on Form 10-K, which

03/31/2022 Form 10-Q	32	Wisconsin Public Service Corporation

provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental matters, critical accounting policies and estimates, and other matters.

COVID-19 Pandemic

We have taken steps to mitigate the impact of the global COVID-19 pandemic. However, the extent to which the COVID-19 pandemic could continue to impact our results of operations and liquidity is largely dependent upon the ability of our customers to resume or maintain normal operations. Adverse impacts to us and our subsidiaries from a prolonged COVID-19 pandemic environment could include a decrease in revenues, increased bad debt expense, increases in past due accounts receivable balances, and access to the capital markets at unfavorable terms or rates.

We will continue to monitor COVID-19 pandemic-related developments affecting our workforce, customers, and suppliers and will implement additional actions that we determine to be necessary in order to mitigate any additional impacts. We cannot predict the full extent of the impacts of COVID-19, which will depend on, among other things, its duration through new variants, the rate and the effectiveness of both vaccinations and treatments, future regulatory and governmental actions, and the ability to maintain normal business activity.

Regulatory, Legislative, and Legal Matters

Withhold Release Order Related to Silica-Based Products

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China, such as polysilicon, included in the manufacturing of solar panels. The WRO was issued over allegations of widespread, state-backed forced labor in the region. A significant percentage of the world’s polysilicon supply comes from China, and as a result of the WRO, many solar panels imported into the United States are being held by the CBP on suspicion that they originated from, or contain components that originated from, this region in China. Solar panels will only be released after the importer provides satisfactory evidence to the contrary, which can be an arduous process. We cannot currently predict what, if any, impact this supply disruption will have on our future solar projects included in WEC Energy Group's capital plan.

United States Department of Commerce Complaint

In August 2021, a group of anonymous domestic solar manufacturers filed a petition (AD/CVD) with the DOC seeking to impose new tariffs on solar panels and cells imported from several countries, including Malaysia, Vietnam, and Thailand. The petitioners claimed that Chinese solar manufacturers are shifting products to these countries to avoid the tariffs required on products imported from China. In September 2021, the DOC asked that the anonymous group amend its petition to provide more detail and asked the group to identify its members. In its response to the DOC, the anonymous group refused and argued that identifying its members could expose them to retribution from the Chinese solar industry, which dominates the global solar supply chain for critical solar panel components. In November 2021, the DOC rejected the petition filed by the anonymous group and cited the group's anonymity as a driving factor in the denial.

In February 2022, a California based company filed a petition (AD/CVD) with the DOC seeking to impose new tariffs on solar panels and cells imported from multiple countries, including Malaysia, Vietnam, Thailand, and Cambodia. While the petition is similar to the one rejected by DOC in November 2021, there are notable differences. The group added Cambodia to the petition and is requesting that the DOC conduct a country-wide inquiry into each of the four countries. In March 2022, the DOC decided to act on the February petition and investigate the claim. This decision alone is having an adverse impact on the United States solar industry. A DOC decision is expected by January 2023. If the DOC determines that the petition has merit, it would be able to apply any final tariffs retroactively to November 4, 2021. If imposed, the new tariffs are expected to further disrupt the supply of solar modules to the United States, and could impact the cost and timing of our solar projects.

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

03/31/2022 Form 10-Q	33	Wisconsin Public Service Corporation

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

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. These risks include, but are not limited to, the inflation and supply chain disruptions described below. In addition, there is continuing uncertainty over the impact that the ongoing conflict between Russia and Ukraine will have on the global economy, supply chains, and fuel prices. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2021 Annual Report on Form 10-K for a discussion of market and other significant risks applicable to us.

Inflation and Supply Chain Disruptions

We continue to monitor the impact of inflation and supply chain disruptions. We monitor the costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance costs, and other costs in order to minimize inflationary effects in future years, to the extent possible, through pricing strategies, productivity improvements, and cost reductions. We monitor the global supply chain, and related disruptions, in order to ensure we are able to procure the necessary materials and other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in accordance with WEC Energy Group's capital plan. For additional information concerning risks related to inflation and supply chain disruptions, see the two risk factors below that are disclosed in Part I of our 2021 Annual Report on Form 10-K.

•Item 1A. Risk Factors – Risks Related to the Operation of Our Business – Our operations and corporate strategy may be adversely affected by supply chain disruptions and inflation.

•Item 1A. Risk Factors – Risks Related to Economic and Market Volatility – Fluctuating commodity prices could negatively impact our electric and natural gas utility operations.

For additional information concerning risk factors, including market risks, see the Cautionary Statement Regarding Forward-Looking Information at the beginning of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2021 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – COVID-19 Pandemic and Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 11, Fair Value Measurements, Note 12, Derivative Instruments, and Note 13, Guarantees, in this report for information concerning our market risk exposures.

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

03/31/2022 Form 10-Q	34	Wisconsin Public Service Corporation

submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2022 Form 10-Q	35	Wisconsin Public Service Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2021 Annual Report on Form 10-K. See Note 17, Commitments and Contingencies, and Note 19, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us.

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2021 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

03/31/2022 Form 10-Q	36	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 5, 2022	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2022 Form 10-Q	37	Wisconsin Public Service Corporation