Form 10-Q
period 2022-06-30
WISCONSIN PUBLIC SERVICE CORP
filed 2022-08-04
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
June 30, 2022

All of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2022

06/30/2022 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
Integrys	Integrys Holding, Inc.
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
WOTUS	Waters of the United States
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AD/CVD	Antidumping and Countervailing Duties
AMI	Advanced Metering Infrastructure
Badger Hollow I	Badger Hollow Solar Park I
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar-Battery Park
EGU	Electric Generating Unit
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2022-2026

06/30/2022 Form 10-Q	ii	Wisconsin Public Service Corporation

EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Order 13990	Executive Order 13990 of January 20, 2021 – Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
FTR	Financial Transmission Right
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.
Paris	Paris Solar-Battery Park
PTC	Production Tax Credit
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
S&P	Standard & Poor's
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
UFLPA	Uyghur Forced Labor Prevention Act
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order

06/30/2022 Form 10-Q	iii	Wisconsin Public Service Corporation

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

•The risk of delays and shortages, and increased costs of equipment, materials, or other resources that are critical to our business operations and corporate strategy, as a result of supply chain disruptions (including disruptions from rail congestion), inflation, and other factors;

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

06/30/2022 Form 10-Q	1	Wisconsin Public Service Corporation

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

•Any impacts on the global economy, supply chains and fuel prices, generally, from the ongoing conflict between Russia and Ukraine and related sanctions;

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

06/30/2022 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2022	2021	2022	2021
Operating revenues	$418.5	$341.2	$897.4	$746.5

Operating expenses
Cost of sales	184.7	113.6	412.2	281.7
Other operation and maintenance	94.4	96.4	178.1	191.8
Depreciation and amortization	49.5	46.6	99.2	92.6
Property and revenue taxes	10.7	10.0	21.6	20.2
Total operating expenses	339.3	266.6	711.1	586.3

Operating income	79.2	74.6	186.3	160.2

Other income, net	11.6	10.4	21.7	19.0
Interest expense	16.6	16.3	33.2	32.5
Other expense	(5.0)	(5.9)	(11.5)	(13.5)

Income before income taxes	74.2	68.7	174.8	146.7
Income tax expense	17.6	8.5	41.6	17.2
Net income	$56.6	$60.2	$133.2	$129.5

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2022 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED BALANCE SHEETS (Unaudited)	June 30,	December 31,
(in millions, except share and per share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$0.3	$2.4
Accounts receivable and unbilled revenues, net of reserves of $10.8 and $11.1, respectively	248.3	226.6
Accounts receivable from related parties	35.9	26.1
Materials, supplies, and inventories	113.7	112.9
Derivative assets	32.2	22.2
Prepaid taxes	51.7	40.0
Other	8.6	12.3
Current assets	490.7	442.5

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $1,838.2 and $1,808.4, respectively	5,211.7	5,098.6
Regulatory assets	353.9	347.9
Goodwill	36.4	36.4
Pension and OPEB assets	279.1	260.7
Other	52.4	49.6
Long-term assets	5,933.5	5,793.2
Total assets	$6,424.2	$6,235.7

Liabilities and Equity
Current liabilities
Short-term debt	$178.5	$331.0
Accounts payable	184.7	130.8
Accounts payable to related parties	49.1	42.6
Other	116.5	81.4
Current liabilities	528.8	585.8

Long-term liabilities
Long-term debt	1,700.1	1,690.6
Deferred income taxes	832.8	782.2
Deferred ITCs	74.8	74.8
Regulatory liabilities	723.9	735.5
Environmental remediation liabilities	89.5	95.0
Other	132.9	128.8
Long-term liabilities	3,554.0	3,506.9

Commitments and contingencies (Note 18)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,616.7	1,491.5
Retained earnings	629.1	555.9
Common shareholder's equity	2,341.4	2,143.0
Total liabilities and equity	$6,424.2	$6,235.7

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2022 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2022	2021
Operating activities
Net income	$133.2	$129.5
Reconciliation to cash provided by operating activities
Depreciation and amortization	99.2	92.6
Deferred income taxes and ITCs, net	43.2	37.1
Change in –
Accounts receivable and unbilled revenues, net	(40.4)	8.7
Materials, supplies, and inventories	(0.8)	3.5
Prepaid taxes	(11.7)	2.0
Other current assets	3.7	1.2
Accounts payable	49.5	(33.2)
Accrued taxes	(7.8)	15.6
Other current liabilities	40.2	1.4
Other, net	(54.0)	(16.9)
Net cash provided by operating activities	254.3	241.5

Investing activities
Capital expenditures	(185.4)	(172.2)
Reimbursement for ATC's construction costs	10.0	—
Proceeds from cash surrender value of life insurance	4.4	—
Payments for assets transferred from affiliates	—	(5.5)
Other, net	2.5	(0.4)
Net cash used in investing activities	(168.5)	(178.1)

Financing activities
Change in short-term debt	(152.5)	(4.0)
Payment of dividends to parent	(60.0)	(60.0)
Equity contribution from parent	125.0	—
Other, net	(0.4)	—
Net cash used in financing activities	(87.9)	(64.0)

Net change in cash and cash equivalents	(2.1)	(0.6)
Cash and cash equivalents at beginning of period	2.4	2.7
Cash and cash equivalents at end of period	$0.3	$2.1

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2022 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF EQUITY (Unaudited)

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2021	$95.6	$1,491.5	$555.9	$2,143.0
Net income	—	—	76.6	76.6
Equity contribution from parent	—	125.0	—	125.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.2	—	0.2
Balance at March 31, 2022	$95.6	$1,616.7	$602.5	$2,314.8
Net income	—	—	56.6	56.6
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at June 30, 2022	$95.6	$1,616.7	$629.1	$2,341.4

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2020	$95.6	$1,436.4	$584.7	$2,116.7
Net income	—	—	69.3	69.3
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at March 31, 2021	$95.6	$1,436.5	$624.0	$2,156.1
Net income	—	—	60.2	60.2
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at June 30, 2021	$95.6	$1,436.6	$654.2	$2,186.4

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2022 Form 10-Q	6	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2022

NOTE 1—GENERAL INFORMATION

Wisconsin Public Service Corporation serves approximately 458,600 electric customers and 339,000 natural gas customers.

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2021. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of expected results for 2022 due to seasonal variations and other factors.

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

Acquisition of Electric Generation Facility in Wisconsin

In November 2021, we, along with WE, signed an asset purchase agreement to acquire Whitewater, a commercially operational 236.5 MW dual-fueled (natural gas and low sulfur fuel oil) combined-cycle electrical generation facility in Whitewater, Wisconsin. WE currently purchases all of the capacity from this generation facility pursuant to a power purchase agreement. In December 2021, we, along with WE, filed an application with the PSCW for approval to acquire Whitewater. If approved, our share of the cost of this facility is estimated to be $36.3 million for 50% of the capacity. The transaction is expected to close in early 2023.

06/30/2022 Form 10-Q	7	Wisconsin Public Service Corporation

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

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Wisconsin Public Service Corporation
Electric utility	$332.6	$287.6	$643.3	$559.0
Natural gas utility	84.3	50.4	251.2	182.7
Total revenues from contracts with customers	416.9	338.0	894.5	741.7
Other operating revenues	1.6	3.2	2.9	4.8
Total operating revenues	$418.5	$341.2	$897.4	$746.5

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Residential	$111.3	$102.8	$228.4	$204.7
Small commercial and industrial	104.3	93.4	201.6	177.5
Large commercial and industrial	79.4	63.7	142.7	118.9
Other	2.2	2.1	4.4	4.2
Total retail revenues	297.2	262.0	577.1	505.3
Wholesale	23.7	20.7	45.5	39.6
Resale	6.9	0.9	12.1	6.8
Other utility revenues	4.8	4.0	8.6	7.3
Total electric utility operating revenues	$332.6	$287.6	$643.3	$559.0

06/30/2022 Form 10-Q	8	Wisconsin Public Service Corporation

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Residential	$46.9	$41.2	$149.0	$108.5
Commercial and industrial	31.0	24.3	93.8	63.0
Total retail revenues	77.9	65.5	242.8	171.5
Transportation	4.5	4.4	10.7	10.2
Other utility revenues (1)	1.9	(19.5)	(2.3)	1.0
Total natural gas utility operating revenues	$84.3	$50.4	$251.2	$182.7

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

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Late payment charges	$1.1	$1.9	$2.2	$2.4
Alternative revenues (1)	0.3	1.2	0.5	2.3
Other	0.2	0.1	0.2	0.1
Total other operating revenues	$1.6	$3.2	$2.9	$4.8

(1)See Note 1(d), Operating Revenues, in our 2021 Annual Report on Form 10-K for more information on alternative revenues.

NOTE 4—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at June 30, 2022 and December 31, 2021.

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

06/30/2022 Form 10-Q	9	Wisconsin Public Service Corporation

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	June 30, 2022	December 31, 2021
Accounts receivable and unbilled revenues	$259.1	$237.7
Allowance for credit losses	10.8	11.1
Accounts receivable and unbilled revenues, net (1)	$248.3	$226.6

Total accounts receivable, net – past due greater than 90 days (1)	$10.8	$8.0
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	96.3%	97.3%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at June 30, 2022, $98.8 million, or 39.8%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

A rollforward of the allowance for credit losses is included below:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Balance at the beginning of the period	$12.1	$17.5	$11.1	$18.3
Provision for credit losses	2.0	2.1	4.0	2.5
Provision for credit losses deferred for future recovery or refund	(2.3)	(4.9)	(0.6)	(5.0)
Write-offs charged against the allowance	(2.4)	(2.2)	(6.3)	(4.3)
Recoveries of amounts previously written off	1.4	0.8	2.6	1.8
Balance at the end of the period	$10.8	$13.3	$10.8	$13.3

There was a $0.3 million decrease in the allowance for credit losses at June 30, 2022, compared to December 31, 2021. The decrease was driven by customer write-offs related to collection practices returning to pre-pandemic levels in 2021, including the restoration of our ability to disconnect customers. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance. Partially offsetting the decrease in the allowance for credit losses, we believe that the high energy costs that customers are seeing, which have been driven by high natural gas prices, contributed to higher past due accounts receivable balances and a related increase in the allowance for credit losses.

The decrease in the allowance for credit losses at June 30, 2021, compared to December 31, 2020, was driven by an improvement in past due accounts receivable balances, primarily related to residential customers. Most of the improvement occurred in the second quarter of 2021, which we believe was related to the start of normal collection practices.

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2022 and December 31, 2021. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2021 Annual Report on Form 10-K.

(in millions)	June 30, 2022	December 31, 2021
Regulatory assets
Environmental remediation costs	$118.0	$120.1
Pension and OPEB costs	67.7	74.1
Income tax related items	56.1	54.5
Plant retirement related items	46.1	50.2
Asset retirement obligations	17.0	14.2
ReACT™	14.3	15.6
Energy costs recoverable through rate adjustments	10.4	—
Energy efficiency programs	9.0	6.1
Uncollectible expense	4.8	5.5
Other, net	10.5	7.6
Total regulatory assets	$353.9	$347.9

06/30/2022 Form 10-Q	10	Wisconsin Public Service Corporation

(in millions)	June 30, 2022	December 31, 2021
Regulatory liabilities
Income tax related items	$344.7	$352.7
Removal costs	191.5	189.9
Pension and OPEB benefits	115.8	116.5
Derivatives (1)	40.2	26.9
Earnings sharing mechanism (2)	15.3	26.7
Energy costs refundable through rate adjustments (3)	10.6	8.4
Electric transmission costs (2)	9.5	19.7
Other, net	6.9	3.1
Total regulatory liabilities	$734.5	$743.9

Balance sheet presentation
Other current liabilities	$10.6	$8.4
Regulatory liabilities	723.9	735.5
Total regulatory liabilities	$734.5	$743.9

(1)    For most energy-related physical and financial contracts that qualify as derivatives, the PSCW allows the effects of fair value accounting to be offset to regulatory assets and liabilities. See Note 13, Derivative Instruments, for more information on our derivative asset and liability balances.

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

(3)    The increase in these regulatory liabilities was primarily related to lower natural gas costs incurred during 2022, compared to what was anticipated in rates.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia generating units 1 and 2 became probable. Columbia generating units 1 and 2 are expected to be retired by June 1, 2026. The retirement date for these plants was pushed back from the end of 2023 for unit 1 and the end of 2024 for unit 2. See Note 20, Regulatory Environment, for more information on the Columbia generating units' retirement. The net book value of our ownership share of unit 1 and unit 2 was $86.6 million and $185.6 million, respectively, at June 30, 2022. These amounts were classified as plant to be retired within property, plant, and equipment on our balance sheets. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

06/30/2022 Form 10-Q	11	Wisconsin Public Service Corporation

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2022	December 31, 2021
Commercial paper
Amount outstanding	$178.5	$331.0
Weighted-average interest rate on amounts outstanding	1.77%	0.21%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2022 was $158.6 million with a weighted-average interest rate during the period of 0.46%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	June 30, 2022
Revolving credit facility (1)	September 2026	$400.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		178.5
Available capacity under existing credit facility		$220.2

(1)In April 2022, we received approval from the PSCW to extend the maturity of this facility to September 2026.

NOTE 9—LEASES

We, along with WE and an unaffiliated utility, partnered to construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system in Kenosha County, Wisconsin. We own 15% of Paris. Once fully constructed, we will own 30 MW of solar generation and 17 MW of battery storage of this project. The PSCW has approved the acquisition and construction of Paris, and commercial operation for the solar portion of the project is targeted in 2023.

Related to our investment in Paris, we, along with WE and an unaffiliated utility, entered into several land leases in Kenosha County, Wisconsin that commenced in the second quarter of 2022. Each lease has an initial construction term that ends upon achieving commercial operation, then automatically extends for 25 years with an option for an additional 25-year extension. We expect the optional extension to be exercised, and, as a result, the land leases are being amortized over the extended term of the leases. The lease payments will be recovered through rates.

Our total obligation under the land-related finance leases for Paris was approximately $8.8 million at June 30, 2022, and will decrease to zero over the remaining lives of the leases. Long-term lease liabilities related to our finance land leases for Paris were included in long-term debt on the balance sheet. Our finance lease right of use asset related to Paris was approximately $8.8 million as of June 30, 2022, and was included in property, plant, and equipment on our balance sheet.

In accordance with Accounting Standards Codification Subtopic 980-842, Regulated Operations – Leases (Subtopic 980-842), the expense recognition pattern associated with Paris leases resembles that of an operating lease, as amortization of the right of use assets has been modified from what would typically be recorded for a finance lease under Topic 842. The difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under Topic 842 is deferred as a regulatory asset in accordance with Subtopic 980-842 on our balance sheet.

At June 30, 2022, our weighted-average discount rate for the Paris finance leases was 5.28%. We used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

06/30/2022 Form 10-Q	12	Wisconsin Public Service Corporation

Future minimum lease payments and the corresponding present value of our net minimum lease payments under the finance leases for Paris as of June 30, 2022, were as follows:

(in millions)
Six months ended December 31, 2022	$0.1
2023	0.4
2024	0.4
2025	0.4
2026	0.4
2027	0.4
Thereafter	29.3
Total minimum lease payments	31.4
Less: Interest	(22.6)
Present value of minimum lease payments	8.8
Less: Short-term lease liabilities	—
Long-term lease liabilities	$8.8

NOTE 10—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	June 30, 2022	December 31, 2021
Materials and supplies	$56.0	$50.5
Natural gas in storage	33.5	33.5
Fossil fuel	24.2	28.9
Total	$113.7	$112.9

Substantially all materials and supplies, natural gas in storage, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

NOTE 11—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$15.6	21.0%	$14.4	21.0%
State income taxes net of federal tax benefit	4.6	6.2%	4.3	6.2%
Federal excess deferred tax amortization	(1.3)	(1.8)%	(1.3)	(2.0)%
Federal excess deferred tax amortization – Wisconsin unprotected	(1.0)	(1.3)%	(8.4)	(12.2)%
Other	(0.3)	(0.4)%	(0.5)	(0.6)%
Total income tax expense	$17.6	23.7%	$8.5	12.4%

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$36.7	21.0%	$30.8	21.0%
State income taxes net of federal tax benefit	11.0	6.3%	9.2	6.3%
Federal excess deferred tax amortization	(2.9)	(1.7)%	(2.9)	(2.0)%
Federal excess deferred tax amortization – Wisconsin unprotected	(2.2)	(1.2)%	(18.9)	(12.9)%
Other	(1.0)	(0.6)%	(1.0)	(0.7)%
Total income tax expense	$41.6	23.8%	$17.2	11.7%

06/30/2022 Form 10-Q	13	Wisconsin Public Service Corporation

The effective tax rates of 23.7% and 23.8% for the three and six months ended June 30, 2022, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to state income taxes. This item was partially offset by the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below.

The effective tax rates of 12.4% and 11.7% for the three and six months ended June 30, 2021, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. Effective January 1, 2020, in accordance with the rate order received from the PSCW in December 2019, we began amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to our customers. In addition, as discussed in more detail below, the impact of the protected deferred tax benefits associated with the Tax Legislation drove a decrease in the effective tax rate. These items were partially offset by state income taxes.

The Tax Legislation required us to remeasure the deferred income taxes at our utility segment and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization lines above).

See Note 23, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on unprotected tax benefits.

NOTE 12—FAIR VALUE MEASUREMENTS

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

When possible, we base the valuations of our derivative assets and liabilities on quoted prices for identical assets and liabilities in active markets. These valuations are classified in Level 1. The valuations of certain contracts not classified as Level 1 may be based on quoted market prices received from counterparties and/or observable inputs for similar instruments. Transactions valued using these inputs are classified in Level 2. Certain derivatives are categorized in Level 3 due to the significance of unobservable or internally-developed inputs. Our derivative instruments categorized as Level 3 consisted of FTRs at June 30, 2022 and December 31, 2021. These derivative instruments are valued using MISO auction prices.

06/30/2022 Form 10-Q	14	Wisconsin Public Service Corporation

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$12.8	$4.9	$—	$17.7
FTRs	—	—	10.3	10.3
Coal contracts	—	7.2	—	7.2
Total derivative assets	$12.8	$12.1	$10.3	$35.2

Derivative liabilities
Natural gas contracts	$3.4	$0.6	$—	$4.0

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$6.5	$3.0	$—	$9.5
FTRs	—	—	1.4	1.4
Coal contracts	—	15.3	—	15.3
Total derivative assets	$6.5	$18.3	$1.4	$26.2

Derivative liabilities
Natural gas contracts	$1.4	$0.2	$—	$1.6

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Balance at the beginning of the period	$0.6	$0.4	$1.4	$1.2
Purchases	11.6	3.0	11.6	3.1
Settlements	(1.9)	(0.6)	(2.7)	(1.5)
Balance at the end of the period	$10.3	$2.8	$10.3	$2.8

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (1)	$1,659.2	$1,454.5	$1,659.3	$1,903.2

(1)The carrying amount of long-term debt excludes finance lease obligations of $40.9 million and $31.3 million at June 30, 2022 and December 31, 2021, respectively.

The fair value of our long-term debt is categorized within Level 2 of the fair value hierarchy.

06/30/2022 Form 10-Q	15	Wisconsin Public Service Corporation

NOTE 13—DERIVATIVE INSTRUMENTS

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

	June 30, 2022		December 31, 2021
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts (1)	$17.2	$3.4	$9.2	$1.5
FTRs	10.3	—	1.4	—
Coal contracts	4.7	—	11.6	—
Total current	32.2	3.4	22.2	1.5

Long-term
Natural gas contracts (1)	0.5	0.6	0.3	0.1
Coal contracts	2.5	—	3.7	—
Total long-term	3.0	0.6	4.0	0.1
Total	$35.2	$4.0	$26.2	$1.6

(1)Our natural gas derivative assets increased from December 31, 2021 to June 30, 2022 primarily due to the significant increase in natural gas prices.

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains and losses were as follows:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(in millions)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	7.5 Dth	$16.4	8.9 Dth	$0.4
FTRs	2.0 MWh	(0.1)	1.7 MWh	4.5
Total		$16.3		$4.9

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	19.1 Dth	$21.6	22.5 Dth	$(1.3)
FTRs	4.0 MWh	0.7	4.4 MWh	5.4
Total		$22.3		$4.1

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At both June 30, 2022 and December 31, 2021, we had posted cash collateral of $6.3 million. These amounts were recorded on our balance sheets in other current assets. At June 30, 2022, we had also received cash collateral of $11.4 million. This amount was recorded on our balance sheet in other current liabilities.

06/30/2022 Form 10-Q	16	Wisconsin Public Service Corporation

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2022			December 31, 2021
(in millions)	Derivative Assets		Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$35.2		$4.0	$26.2	$1.6
Gross amount not offset on the balance sheet	(12.9)	(1)	(3.4)	(1.4)	(1.4)
Net amount	$22.3		$0.6	$24.8	$0.2

(1)    Includes cash collateral received of $9.5 million.

NOTE 14—GUARANTEES

As of June 30, 2022, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 15—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Service cost	$1.9	$2.3	$4.5	$5.3
Interest cost	5.6	5.5	11.3	11.0
Expected return on plan assets	(13.8)	(13.0)	(27.6)	(25.9)
Amortization of net actuarial loss	4.3	6.4	8.7	13.3
Net periodic benefit cost (credit)	$(2.0)	$1.2	$(3.1)	$3.7

	OPEB Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Service cost	$0.9	$0.9	$2.0	$2.1
Interest cost	1.1	1.1	2.2	2.1
Expected return on plan assets	(5.3)	(5.2)	(10.5)	(10.2)
Amortization of prior service credit	(2.5)	(2.6)	(5.1)	(5.2)
Amortization of net actuarial gain	(0.7)	(1.3)	(1.3)	(1.8)
Net periodic benefit credit	$(6.5)	$(7.1)	$(12.7)	$(13.0)

During the six months ended June 30, 2022, we made contributions and payments of $0.3 million related to our pension plans and $0.4 million related to our OPEB plans. We expect to make contributions and payments of $0.3 million related to our pension plans and $0.5 million related to our OPEB plans during the remainder of 2022, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 16—GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the six months ended June 30, 2022. We had no accumulated impairment losses related to our goodwill as of June 30, 2022.

NOTE 17—SEGMENT INFORMATION

We use net income to measure segment profitability and to allocate resources to our businesses. At June 30, 2022, we reported two segments, which are described below.

06/30/2022 Form 10-Q	17	Wisconsin Public Service Corporation

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

All of our operations and assets are located within the United States. The following tables show summarized financial information for the three and six months ended June 30, 2022 and 2021, related to our reportable segments:

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three months ended June 30, 2022
Operating revenues	$418.5	$—	$418.5
Other operation and maintenance	94.4	—	94.4
Depreciation and amortization	49.5	—	49.5
Other income, net	11.2	0.4	11.6
Interest expense	16.6	—	16.6
Income tax expense	17.5	0.1	17.6
Net income	56.3	0.3	56.6

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three months ended June 30, 2021
Operating revenues	$341.2	$—	$341.2
Other operation and maintenance	96.4	—	96.4
Depreciation and amortization	46.6	—	46.6
Other income, net	9.9	0.5	10.4
Interest expense	16.3	—	16.3
Income tax expense	8.4	0.1	8.5
Net income	59.8	0.4	60.2

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Six Months Ended June 30, 2022
Operating revenues	$897.4	$—	$897.4
Other operation and maintenance	178.1	—	178.1
Depreciation and amortization	99.2	—	99.2
Other income, net	20.9	0.8	21.7
Interest expense	33.2	—	33.2
Income tax expense	41.4	0.2	41.6
Net income	132.6	0.6	133.2

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Six Months Ended June 30, 2021
Operating revenues	$746.5	$—	$746.5
Other operation and maintenance	191.8	—	191.8
Depreciation and amortization	92.6	—	92.6
Other income, net	18.1	0.9	19.0
Interest expense	32.5	—	32.5
Income tax expense	17.0	0.2	17.2
Net income	128.8	0.7	129.5

06/30/2022 Form 10-Q	18	Wisconsin Public Service Corporation

NOTE 18—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2022, were approximately $1.0 billion.

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

Air Quality

Cross State Air Pollution Rule – Good Neighbor Plan

The EPA issued a proposed rule that would update and expand the Cross-State Air Pollution Rule's ozone-season NOx program to address the 2015 ozone NAAQS, resulting in more stringent regulation of ozone-season NOx emissions from EGUs in 26 states, relying on authorization through the CAA's “good neighbor provision." As part of the proposed rule, expected to take effect in May 2023, the EPA would establish a new trading program that would impose lower NOx emissions budgets on states, at levels that the EPA projected would be achievable through full operation of existing EGU emissions control equipment beginning during ozone season 2023, and through installation of additional control equipment at both EGU and non-EGU stationary sources by the start of the 2026 ozone season, as well as planned plant retirements.

Based on a review of our existing units' 2020 and 2021 actual ozone season emissions and projected future emissions versus proposed NOx ozone season allocations, we anticipate that we should be able to comply with the expanded rule requirements without procuring additional allowances on the open market.

Our planned RICE units in Wisconsin are not subject to this rule as proposed as each unit is expected to be less than 25 MW. We note that, to the extent we use RICE engines for natural gas distribution operations, those engines may be subject to the emission limits and operational requirements of the rule beginning in 2026. In June 2022, we submitted comments on this proposed rule seeking clarification of its applicability, as well as other items, and we will closely monitor the final rule for any changes from the proposed rule.

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

The EPA issued final nonattainment area designations for the 2015 ozone standard in April 2018. The following counties within our service territory were designated as partial nonattainment: Door, Kenosha, Sheboygan, Manitowoc, and Northern Milwaukee/

06/30/2022 Form 10-Q	19	Wisconsin Public Service Corporation

Ozaukee. The area designations were challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation. As a result of the July 2020 remand, in June 2021, the EPA published its final action to revise the nonattainment area designations and/or boundaries for 13 counties associated with six nonattainment areas, including several in Illinois and Wisconsin. Under the new designations, all of Milwaukee and Ozaukee counties are now listed as nonattainment and portions of Racine, Waukesha, and Washington counties have been added to the nonattainment area. Additionally, the Chicago, IL-IN-WI nonattainment area now includes an expanded portion of Kenosha County, and the partial nonattainment areas of Sheboygan, Door, and Manitowoc counties were also expanded.

In April 2022, the EPA proposed to find that the Milwaukee and Chicago, IL-IN-WI nonattainment areas did not meet the marginal attainment deadline of August 2021, and will be adjusted to "moderate" nonattainment status for the 2015 standard. Accordingly, Wisconsin must submit State Implementation Plan revisions to address the reclassifications. A final rulemaking for the designations is expected in October 2022.

In February 2022, revisions to the Wisconsin Administrative Code to adopt the 2015 standard were finalized. The amended regulations adopted the standard and incorporated by reference the federal air pollution monitoring requirements related to the standard. We believe that we are well positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with the associated state and federal rules.

Particulate Matter

In December 2020, the EPA completed its 5-year review of the 2012 annual and 24-hour standards for fine particulate matter. The EPA determined that no revisions were necessary to the current annual standard of 12 µg/m3 or the 24-hour standard of 35 µg/m3. This determination was also subject to review under Executive Order 13990 and in June 2021, the EPA announced it would reconsider the December 2020 decision. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from the December 2020 determination supports revising the level of the annual standard for the particulate matter NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard. In March 2022, the EPA’s CASAC sent a letter to the EPA finalizing its peer review of the particulate matter standards. Based on their review, the majority of the members of the CASAC found that lowering the annual standard to within a range of 8 to 10 µg/m3 was appropriate, while a minority of the members of the committee found that a range of 10 to 11 µg/m3 would be appropriate. Additionally, a majority of the CASAC members favored lowering the 24-hour standard, while a minority concurred with EPA’s preliminary conclusion to retain the 24-hour standard without revision. In May 2022, the EPA released its staff-written Policy Assessment for the reconsideration of the standard. Similar to the CASAC findings, the EPA staff found that conditions supported either an annual standard in the 10 to 12 µg/m3 range or in the 8 to 10 µg/m3 range.

A proposed rule is expected in August 2022, and a final rule is expected in spring 2023. All counties within our service territory are in attainment with the current 2012 standards. If the EPA lowers the annual standard to 10 or 11 µg/m3, our generating facilities within our service territory should remain in attainment. If the EPA lowers it to below 10 µg/m3, there could be some non-attainment areas that may affect permitting of some smaller ancillary equipment located at our facilities.

Climate Change

The ACE rule, which replaced the Clean Power Plan, was vacated by the D.C. Circuit Court of Appeals in January 2021. In October 2021, the Supreme Court agreed to review the D.C. Circuit Court's ruling vacating the EPA's ACE rule and in June 2022, the Supreme Court issued its decision. The Supreme Court found that the EPA may regulate GHGs under section 111 of the CAA but cannot rely on generation shifting to lower carbon emitting sources to do so. Based on an updated EPA regulatory timeline, we expect a new GHG replacement rule to be proposed in March 2023.

In January 2021, the EPA finalized a rule to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants; however, it was vacated by the D.C. Circuit Court of Appeals in April 2021. Based on an updated EPA regulatory timeline, we expect a new rule to be proposed in March 2023. WEC Energy Group continues to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired approximately 300 MW of coal-fired generation since the beginning of 2018. Through its ESG Progress Plan, WEC Energy Group expects to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2026, which includes the planned retirement by June 2026 of jointly-owned Columbia Units 1-2. See Note 20, Regulatory Environment, for more information on the timing of the retirements. In May 2021, WEC Energy

06/30/2022 Form 10-Q	20	Wisconsin Public Service Corporation

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

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution systems, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its utility systems.

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

We have received interim BTA determinations for Weston Units 2, 3, and 4. We believe that existing technology installed at the Weston facility will result in a final BTA determination during the WPDES permit reissuance in 2023.

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

06/30/2022 Form 10-Q	21	Wisconsin Public Service Corporation

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	June 30, 2022	December 31, 2021
Regulatory assets	$118.0	$120.1
Reserves for future environmental remediation	89.5	95.0

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

06/30/2022 Form 10-Q	22	Wisconsin Public Service Corporation

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2022	2021
Cash paid for interest, net of amount capitalized	$33.2	$31.7
Cash paid (received) for income taxes, net	18.9	(35.1)
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	26.4	16.3
Liabilities accrued for software licensing agreement	1.5	—

NOTE 20—REGULATORY ENVIRONMENT

2023 and 2024 Rates

In April 2022, we filed a request with the PSCW to increase our retail electric and natural gas rates, effective January 1, 2023. The requested increase in electric rates was driven by capital investments in new wind, solar, and battery storage; capital investments in natural gas generation; and changes in wholesale business with other utilities. Many of these investments have already been approved by the PSCW. The requested increase in natural gas rates primarily related to capital investments that have been made to maintain and improve safety and reliability.

In July 2022, we updated our rate request to reflect recent developments that impacted our original proposal for rate increases in 2023. These recent developments included:

•Delays in the in-service dates of Darien and the battery portion of Paris due to supply chain disruptions.
•Wisconsin Power & Light Company's decision to delay the retirements of the jointly-owned Columbia units. The retirements of the Columbia units, which were originally planned for the end of 2023 and 2024, were delayed until 2026. We hold a 27.5% ownership interest in these units.
•The effect of anticipated increases in interest rates on borrowing costs.

The updated rate request proposal includes an aggregate increase of approximately $6 million from the original proposal and is reflected in the following table:

Proposed 2023 rate increase
Electric	$79.4	million	/	6.6%
Gas	$30.9	million	/	8.4%
Proposed ROE (1)	10.0%
Proposed common equity component average on a financial basis (1)	53.0%

(1)    The proposed ROE is consistent with our currently authorized ROE. Our common equity component average is currently 52.5%.

We are proposing to continue using an earnings sharing mechanism. Under the proposed earnings sharing mechanism, if we earn above our authorized ROE: (i) we would retain 100.0% of earnings for the first 25 basis points above the authorized ROE; (ii) 50.0% of the next 50 basis points would be required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings would be required to be refunded to ratepayers.

We are seeking a limited rate case re-opener for 2024 to address additional revenue requirements associated with generation projects that are expected to be placed into service in 2023 and 2024.

We expect a decision from the PSCW in the fourth quarter of 2022, with any rate adjustments expected to be effective January 1, 2023.

06/30/2022 Form 10-Q	23	Wisconsin Public Service Corporation

NOTE 21—NEW ACCOUNTING PRONOUNCEMENTS

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

06/30/2022 Form 10-Q	24	Wisconsin Public Service Corporation

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

Creating a Sustainable Future

WEC Energy Group's ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fired generation at its electric utilities, including us. When taken together, the retirements and new investments should better balance supply with demand, while maintaining reliable, affordable energy for our customers. The retirements will contribute to meeting WEC Energy Group's and our goals to reduce CO2 emissions from electric generation.

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

As part of the path toward these goals, by the end of 2030, WEC Energy Group expects to use coal as a backup fuel only, and WEC Energy Group believes it will be in a position to eliminate coal as an energy source by the end of 2035.

WEC Energy Group already has retired more than 1,800 MWs of coal-fired generation since the beginning of 2018, which included the 2018 retirement of the Pulliam power plant as well as the jointly-owned Edgewater Unit 4 generating units. Through the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2026, which includes the planned retirement in 2026 of the jointly-owned Columbia Units 1-2. See Note 20, Regulatory Environment, for information on the delay of these planned retirements.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $3.5 billion from 2022-2026 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WE based on specific customer needs:

•1,400 MW of utility-scale solar (amount does not include WE's Badger Hollow Solar Park II, which is currently under construction);

06/30/2022 Form 10-Q	25	Wisconsin Public Service Corporation

•800 MW of battery storage; and
•100 MW of wind.

WEC Energy Group also plans on investing in a combination of clean, natural gas-fired generation, made by either us or WE based on specific customer needs, including:

•100 MW of RICE natural gas-fueled generation;
•the planned purchase of 200 MW of capacity in West Riverside — a combined-cycle natural gas plant recently completed by Alliant Energy in Wisconsin; and
•the planned purchase of Whitewater, a natural gas-fired combined-cycle electric generating facility with a capacity of 236.5 MW.

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

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution system, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its utility systems. In 2022, we received approval from the PSCW for an RNG pilot associated with our natural gas distribution system.

As part of WEC Energy Group's effort to look for new opportunities in sustainable energy, it is testing the effects of blending hydrogen, a clean generating fuel, with natural gas at one of its RICE generating units in the Upper Peninsula of Michigan. WEC Energy Group is partnering with the Electric Power Research Institute in this research that could help create another viable option for decarbonizing the economy. The project is being carried out in 2022, and the results will be shared across the industry.

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

WEC Energy Group continues to focus on integrating the resources of its businesses and finding the best and most efficient processes.

06/30/2022 Form 10-Q	26	Wisconsin Public Service Corporation

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2022

Earnings

Our earnings for the second quarter of 2022 were $56.6 million, compared with $60.2 million for the same quarter in 2021. See below for additional information on the $3.6 million decrease in earnings.

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

06/30/2022 Form 10-Q	27	Wisconsin Public Service Corporation

Similarly, the presentation of electric and natural gas margins herein is intended to provide supplemental information for investors regarding our operating performance.

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the three months ended June 30, 2022 and 2021 was $79.2 million and $74.6 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Utility Segment Contribution to Net Income

The following table compares our utility segment's contribution to net income for the second quarter of 2022, with the same quarter in 2021, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended June 30
(in millions)	2022	2021	B (W)
Electric revenues	$333.8	$290.4	$43.4
Fuel and purchased power	128.9	90.4	(38.5)
Total electric margins	204.9	200.0	4.9

Natural gas revenues	84.7	50.8	33.9
Cost of natural gas sold	55.8	23.2	(32.6)
Total natural gas margins	28.9	27.6	1.3

Total electric and natural gas margins	233.8	227.6	6.2

Other operation and maintenance	94.4	96.4	2.0
Depreciation and amortization	49.5	46.6	(2.9)
Property and revenue taxes	10.7	10.0	(0.7)
Operating income	79.2	74.6	4.6

Other income, net	11.2	9.9	1.3
Interest expense	16.6	16.3	(0.3)
Income before income taxes	73.8	68.2	5.6

Income tax expense	17.5	8.4	(9.1)
Net income	$56.3	$59.8	$(3.5)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line items below	$55.9	$48.2	$(7.7)
Transmission (1)	33.3	37.9	4.6
Regulatory amortizations and other pass through expenses (2)	10.6	10.3	(0.3)
Earnings sharing mechanism (3)	(5.4)	—	5.4
Total other operation and maintenance	$94.4	$96.4	$2.0

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the second quarter of 2022 and 2021, $39.0 million and $37.3 million, respectively, of costs were billed to us by transmission providers.

During the second quarter of 2022 we amortized $4.8 million of the regulatory liabilities associated with our transmission escrow to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. This amortization drove the decrease in transmission expense during the second quarter of 2022, compared with the same quarter in 2021. See Note 23, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on 2022 base rates.

06/30/2022 Form 10-Q	28	Wisconsin Public Service Corporation

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

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2022	2021	B (W)
Customer class
Residential	696.0	701.8	(5.8)
Small commercial and industrial	985.9	973.4	12.5
Large commercial and industrial	1,005.3	982.3	23.0
Other	5.2	5.4	(0.2)
Total retail	2,692.4	2,662.9	29.5
Wholesale	408.5	431.6	(23.1)
Resale	89.6	42.8	46.8
Total sales in MWh	3,190.5	3,137.3	53.2

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer class
Residential	41.3	34.5	6.8
Commercial and industrial	35.2	26.7	8.5
Total retail	76.5	61.2	15.3
Transportation	109.6	107.1	2.5
Total sales in therms	186.1	168.3	17.8

	Three Months Ended June 30
	Degree Days
Weather (1)	2022	2021	B (W)
Heating (963 Normal)	908	854	6.3%
Cooling (144 Normal)	249	242	2.9%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Revenues

Electric revenues increased $43.4 million during the second quarter of 2022, compared with the same quarter in 2021. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins increased $4.9 million during the second quarter of 2022, compared with the same quarter in 2021. The significant factor impacting the higher electric utility margins was an $8.5 million increase in margins related to the impact of unprotected excess deferred taxes during the second quarter of 2021, which we agreed to return to customers in our PSCW-approved rate order. This increase in margins is offset in income taxes.

This increase in margins was partially offset by a $4.1 million quarter-over-quarter negative impact from actual fuel and purchased power costs compared with costs collected in rates. Under the Wisconsin fuel rules, our margins are impacted by under- or over-

06/30/2022 Form 10-Q	29	Wisconsin Public Service Corporation

collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers.

Natural Gas Revenues

Natural gas revenues increased $33.9 million during the second quarter of 2022, compared with the same quarter in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 69% during the second quarter of 2022, compared with the same quarter in 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $1.3 million during the second quarter of 2022, compared with the same quarter in 2021. The most significant factor impacting the higher natural gas utility margins was an increase from higher sales volumes, driven by the continued economic recovery in Wisconsin from the COVID-19 pandemic.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $1.6 million during the second quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the increase in operating expenses were:

•A $4.4 million increase in electric and natural gas distribution expenses, primarily driven by higher storm restoration expense during the second quarter of 2022, and higher costs to maintain system reliability.

•A $2.9 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $2.4 million increase in other operating and maintenance expense related to our power plants, driven by the timing of a planned outage at Weston and reductions in refined coal credits during the second quarter of 2022.

•A $1.7 million increase in benefits, primarily driven by higher stock-based compensation and pension costs, partially offset by lower deferred compensation costs.

These increases in other operating expenses were substantially offset by:

•A $5.4 million decrease in expense driven by the amortization of a certain portion of our regulatory liability associated with our 2020 earnings sharing mechanism, as discussed in the notes under the other operation and maintenance table above.

•A $4.6 million decrease in transmission expense driven by the amortization of a certain portion of our regulatory liabilities associated with transmission escrow balances, as discussed in the notes under the other operation and maintenance table above.

Other Income, Net

Other income, net increased $1.3 million during the second quarter of 2022, compared with the same quarter in 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 15, Employee Benefits, for more information on our benefit costs. This increase was partially offset by lower AFUDC-Equity, driven by Badger Hollow I being placed in service in November 2021.

Income Tax Expense

Income tax expense increased $9.1 million during the second quarter of 2022, compared with the same quarter in 2021. The increase in income tax expense was due to an approximate $9 million negative impact related to lower quarter-over-quarter amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the rate order approved by the PSCW, effective January 1, 2020. The impact due to the benefit from the amortization of the unprotected excess deferred tax

06/30/2022 Form 10-Q	30	Wisconsin Public Service Corporation

benefits from the Tax Legislation did not impact earnings as there was an offsetting impact in operating income. See Note 11, Income Taxes, for additional information on unprotected tax benefits.

Other Segment Contribution to Net Income

	Three Months Ended June 30
(in millions)	2022	2021	B (W)
Net income	$0.3	$0.4	$(0.1)

SIX MONTHS ENDED JUNE 30, 2022

Earnings

Our earnings for the six months ended June 30, 2022 were $133.2 million, compared to $129.5 million for the same period in 2021. See below for additional information on the $3.7 million increase in earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the six months ended June 30, 2022 and 2021 was $186.3 million and $160.2 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

06/30/2022 Form 10-Q	31	Wisconsin Public Service Corporation

Utility Segment Contribution to Net Income

	Six Months Ended June 30
(in millions)	2022	2021	B (W)
Electric revenues	$645.4	$563.1	$82.3
Fuel and purchased power	235.5	169.0	(66.5)
Total electric margins	409.9	394.1	15.8

Natural gas revenues	252.0	183.4	68.6
Cost of natural gas sold	176.7	112.7	(64.0)
Total natural gas margins	75.3	70.7	4.6

Total electric and natural gas margins	485.2	464.8	20.4

Other operation and maintenance	178.1	191.8	13.7
Depreciation and amortization	99.2	92.6	(6.6)
Property and revenue taxes	21.6	20.2	(1.4)
Operating income	186.3	160.2	26.1

Other income, net	20.9	18.1	2.8
Interest expense	33.2	32.5	(0.7)
Income before income taxes	174.0	145.8	28.2

Income tax expense	41.4	17.0	(24.4)
Net income	$132.6	$128.8	$3.8

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line items below	$101.7	$96.9	$(4.8)
Transmission (1)	66.6	75.9	9.3
Regulatory amortizations and other pass through expenses (2)	20.6	19.0	(1.6)
Earnings sharing mechanism (3)	(10.8)	—	10.8
Total other operation and maintenance	$178.1	$191.8	$13.7

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2022 and 2021, $77.0 million and $75.7 million, respectively, of costs were billed to us by transmission providers.

During the six months ended June 30, 2022, we amortized $9.5 million of the regulatory liabilities associated with our transmission escrow to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. This amortization drove the decrease in transmission expense during the six months ended June 30, 2022, compared with the same period in 2021.

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

06/30/2022 Form 10-Q	32	Wisconsin Public Service Corporation

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2022	2021	B (W)
Customer class
Residential	1,487.3	1,460.4	26.9
Small commercial and industrial	1,979.6	1,941.4	38.2
Large commercial and industrial	1,976.1	1,939.8	36.3
Other	12.7	13.0	(0.3)
Total retail	5,455.7	5,354.6	101.1
Wholesale	803.0	844.8	(41.8)
Resale	181.1	132.9	48.2
Total sales in MWh	6,439.8	6,332.3	107.5

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer Class
Residential	172.0	150.3	21.7
Commercial and industrial	123.8	101.8	22.0
Total retail	295.8	252.1	43.7
Transportation	262.4	250.9	11.5
Total sales in therms	558.2	503.0	55.2

	Six Months Ended June 30
	Degree Days
Weather (1)	2022	2021	B (W)
Heating (4,610 Normal)	4,751	4,336	9.6%
Cooling (144 Normal)	249	242	2.9%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Revenues

Electric revenues increased $82.3 million during the six months ended June 30, 2022, compared with the same period in 2021. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins increased $15.8 million during the six months ended June 30, 2022, compared with the same period in 2021. The significant factors impacting the higher electric utility margins were:

•A $21.0 million increase in margins related to the impact of unprotected excess deferred taxes during the six months ended June 30, 2021, which we agreed to return to customers in our PSCW-approved rate order. This increase in margins is offset in income taxes.

•A $5.8 million net increase in margins related to higher retail sales volumes, driven by the impact of favorable weather during the six months ended June 30, 2022, compared with the same period in 2021. As measured by heating degree days, the six months ended June 30, 2022 were 9.6% colder than the same period in 2021.

These increases in margins were partially offset by a $10.7 million period-over-period negative impact from actual fuel and purchased power costs compared with costs collected in rates. Under the Wisconsin fuel rules, our margins are impacted by under-

06/30/2022 Form 10-Q	33	Wisconsin Public Service Corporation

or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers.

Natural Gas Revenues

Natural gas revenues increased $68.6 million during the six months ended June 30, 2022, compared with the same period in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 33% during the six months ended June 30, 2022, compared with the same period in 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $4.6 million during the six months ended June 30, 2022, compared with the same period in 2021. The most significant factor impacting the higher natural gas utility margins was an increase from higher sales volumes, primarily driven by the continued economic recovery in Wisconsin from the COVID-19 pandemic, as well as colder weather during the six months ended June 30, 2022, compared with the same period in 2021.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment decreased $5.7 million during the six months ended June 30, 2022, compared with the same period in 2021. The significant factors impacting the decrease in operating expenses were:

•A $10.8 million decrease in expense driven by the amortization of a certain portion of our regulatory liability associated with our 2020 earnings sharing mechanism, as discussed in the notes under the other operation and maintenance table above.

•A $9.3 million decrease in transmission expense driven by the amortization of a certain portion of our regulatory liabilities associated with transmission escrow balances, as discussed in the notes under the other operation and maintenance table above.

•A $2.6 million decrease related to a gain on land sales during the six months ended June 30, 2022, compared with the same period in 2021.

These decreases in operating expenses were partially offset by:

•A $7.6 million increase in electric and natural gas distribution expenses, primarily driven by higher storm restoration expense during the six months ended June 30, 2022, and higher costs to maintain system reliability.

•A $6.6 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $2.6 million increase in other operating and maintenance expense related to our power plants, driven by the timing of a planned outage at Weston and reductions in refined coal credits during the six months ended June 30, 2022.

Other Income, Net

Other income, net increased $2.8 million during the six months ended June 30, 2022, compared with the same period in 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. This increase was partially offset by lower AFUDC-Equity, driven by Badger Hollow I being placed in service in November 2021.

Interest Expense

Interest expense increased $0.7 million during the six months ended June 30, 2022, compared with the same period in 2021. This increase was primarily due to the AFUDC-Debt, driven by Badger Hollow I being placed in service in November 2021.

06/30/2022 Form 10-Q	34	Wisconsin Public Service Corporation

Income Tax Expense

Income tax expense increased $24.4 million during the six months ended June 30, 2022, compared with the same period in 2021. This increase was primarily due to an approximate $21 million negative impact related to lower period-over-period amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the rate order approved by the PSCW, effective January 1, 2020. The impact due to the benefit from the amortization of the unprotected excess deferred tax benefits from the Tax Legislation did not impact earnings as there was an offsetting impact in operating income.

Other Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2022	2021	B (W)
Net income	$0.6	$0.7	$(0.1)

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2022	2021	Change in 2022 Over 2021
Cash provided by (used in):
Operating activities	$254.3	$241.5	$12.8
Investing activities	(168.5)	(178.1)	9.6
Financing activities	(87.9)	(64.0)	(23.9)

Operating Activities

Net cash provided by operating activities increased $12.8 million during the six months ended June 30, 2022, compared with the same period in 2021, driven by:

•A $66.8 million increase in cash from higher overall collections from customers as a result of an increase in retail sales volumes during the six months ended June 30, 2022, compared with the same period in 2021. This increase was driven by colder weather and the continued economic recovery from the COVID-19 pandemic.

•A $48.1 million increase in cash related to lower payments for other operation and maintenance expenses, driven by the timing of payments for accounts payable.

•A $23.1 million increase in cash due to realized gains on derivative instruments and higher collateral received from counterparties during the six months ended June 30, 2022, both driven by higher natural gas prices.

These increases in net cash provided by operating activities were partially offset by:

•A $69.9 million decrease in cash related to higher payments for fuel and purchased power at our plants during the six months ended June 30, 2022, compared with the same period in 2021. Our plants incurred higher fuel costs during the six months ended June 30, 2022, compared with the same period in 2021, as a result of an increase in the price of natural gas.

•A $54.0 million decrease in cash related to higher cash paid for income taxes, driven by the monetization of fewer tax credits during the six months ended June 30, 2022, compared with the same period in 2021.

06/30/2022 Form 10-Q	35	Wisconsin Public Service Corporation

Investing Activities

Net cash used in investing activities decreased $9.6 million during the six months ended June 30, 2022, compared with the same period in 2021, driven by:

•Proceeds of $10.0 million received for reimbursement of ATC's construction costs during the six months ended June 30, 2022. There were no proceeds received for reimbursement during the six months ended June 30, 2021.

•Payments of $5.5 million to affiliates for assets transferred related to a customer billing system during the six months ended June 30, 2021. There were no payments to affiliates for assets transferred during the six months ended June 30, 2022.

•Proceeds of $4.4 million received for the cash surrender of life insurance during the six months ended June 30, 2022.

Partially offsetting this decrease in net cash used in investing activities was a $13.2 million increase in cash paid for capital expenditures during the six months ended June 30, 2022, compared with the same period in 2021, which is discussed in more detail below.

Capital Expenditures

Capital expenditures for the six months ended June 30 were as follows:

(in millions)	2022	2021	Change in 2022 Over 2021
Capital expenditures	$185.4	$172.2	$13.2

The increase in cash paid for capital expenditures during the six months ended June 30, 2022, compared with the same period in 2021, was driven by higher payments for capital expenditures related to Paris and other renewable energy projects and the new natural gas-fired generation facility being constructed at the Weston power plants. These increases were partially offset by lower payments for capital expenditures related to upgrades to our natural gas and electric distribution systems.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities increased $23.9 million during the six months ended June 30, 2022, compared with the same period in 2021, driven by a $148.5 million decrease in cash related to higher net repayments of commercial paper during the six months ended June 30, 2022. This increase in net cash used in financing activities was partially offset by a $125.0 million equity contribution received from our parent during the six months ended June 30, 2022, to balance our capital structure. We did not receive any equity contributions during the same period in 2021.

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

06/30/2022 Form 10-Q	36	Wisconsin Public Service Corporation

Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, supply chain disruptions, the COVID-19 pandemic, inflation, and interest rates. Our estimated capital expenditures and acquisitions for the next three years are reflected below. These amounts include anticipated expenditures for environmental compliance and certain remediation issues. For a discussion of certain environmental matters affecting us, see Note 18, Commitments and Contingencies.

(in millions)
2022	$627.2	(1)
2023	537.3
2024	621.6
Total	$1,786.1

(1)This includes actual capital expenditures already incurred in 2022, as well as estimated capital expenditures for the remainder of the year.

We continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include addressing our aging infrastructure and system hardening and the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

WEC Energy Group is committed to investing in solar, wind, battery storage, and clean natural gas-fired generation. Below are examples of projects that are proposed or currently underway.

•We, along with WE and an unaffiliated utility, received PSCW approval to acquire and construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once fully constructed, we will own 30 MW of solar generation and 17 MW of battery storage of this project. Our share of the cost of this project is estimated to be approximately $65 million, with construction of the solar portion expected to be completed in 2023.

•We, along with WE, received approval to accelerate capital investments in two wind parks. Our share of the investment is expected to be approximately $69 million to repower major components of Crane Creek Wind Park, which is expected to be completed by the end of 2022.

•In March 2021, we, along with WE and an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, we will own 37 MW of solar generation and 12 MW of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $65 million, with construction of the solar portion expected to be completed in 2024.

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

•In April 2021, we, along with WE and an unaffiliated utility, filed an application with the PSCW for approval to acquire the Koshkonong Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once fully constructed, we will own 45 MW of solar generation and 25 MW of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $97 million, with construction of the solar portion expected to be completed in 2025.

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

06/30/2022 Form 10-Q	37	Wisconsin Public Service Corporation

•In November 2021, we, along with WE, signed an asset purchase agreement to acquire Whitewater, a commercially operational 236.5 MW dual-fueled (natural gas and low sulfur fuel oil) combined-cycle electrical generation facility in Whitewater, Wisconsin. In December 2021, we, along with WE, filed an application with the PSCW for approval to acquire Whitewater. If approved, our share of the cost of this facility is estimated to be $36.3 million for 50% of the capacity, with the transaction expected to close in early 2023.

•In January 2022, we, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire a portion of West Riverside's nameplate capacity. We are also requesting approval to assign the option to purchase part of West Riverside to WE. If approved, we or WE would acquire 100 MW of capacity, in the first of two potential option exercises. West Riverside is a combined-cycle natural gas plant recently completed by an unaffiliated utility in Rock County, Wisconsin. If approved, and we don't assign the option to WE, our share of the cost of this ownership interest would be approximately $91 million, with the transaction expected to close in the second quarter of 2023. In addition, we could exercise and request approval to assign to WE a second option to acquire an additional 100 MW of capacity.

In March 2022, the DOC opened an investigation into whether new tariffs should be imposed on solar panels and cells imported from multiple southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaint and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the potential impacts to our solar projects as a result of the DOC investigation and CBP actions related to solar panels, respectively. The expected in-service dates identified above already reflect some of these impacts.

Long-Term Debt

There were no material changes in our outstanding long-term debt during the six months ended June 30, 2022.

Common Stock Dividends

During the six months ended June 30, 2022, we paid common stock dividends of $60.0 million to the sole holder of our common stock, Integrys.

Other Significant Cash Requirements

See Note 18, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the six months ended June 30, 2022.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 8, Short-Term Debt and Lines of Credit, and Note 14, Guarantees.

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

06/30/2022 Form 10-Q	38	Wisconsin Public Service Corporation

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

At June 30, 2022, our current liabilities exceeded our current assets by $38.1 million. We do not expect this to have any impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity of $220.2 million under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

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

Debt Covenants

Certain of our short-term debt agreements contain financial covenants that we must satisfy, including a debt to capitalization ratio. At June 30, 2022, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, in our 2021 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of June 30, 2022. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

06/30/2022 Form 10-Q	39	Wisconsin Public Service Corporation

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. This discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2021 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental matters, critical accounting policies and estimates, and other matters.

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

Regulatory, Legislative, and Legal Matters

Uyghur Forced Labor Prevention Act

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China (Xinjiang), such as polysilicon, included in the manufacturing of solar panels. In June 2022, the WRO was superseded by the implementation of the UFLPA, which was signed into law by President Biden in December 2021. The UFLPA establishes a rebuttable presumption that any imports wholly or partially manufactured in Xinjiang are prohibited from entering the United States. While our suppliers were able to provide the CBP sufficient documentation to meet WRO compliance requirements, and we expect the same will be true for UFLPA purposes, we cannot currently predict what, if any, impact the UFLPA will have on the overall supply of solar panels into the United States and the related timing and cost of our solar projects included in WEC Energy Group's capital plan.

United States Department of Commerce Complaint

In August 2021, a group of anonymous domestic solar manufacturers filed a petition (AD/CVD) with the DOC seeking to impose new tariffs on solar panels and cells imported from several countries, including Malaysia, Vietnam, and Thailand. The petitioners claimed that Chinese solar manufacturers are shifting products to these countries to avoid the tariffs required on products imported from China. In November 2021, the DOC rejected this petition. In denying the petition, the DOC cited the anonymous group’s refusal of the DOC’s request to provide more detail and identify its members due to concerns about retribution from the dominant Chinese solar industry.

In February 2022, a California based company filed a petition (AD/CVD) with the DOC seeking to impose new tariffs on solar panels and cells imported from multiple countries, including Malaysia, Vietnam, Thailand, and Cambodia. While the petition is similar to the one rejected by the DOC in November 2021, there are notable differences. The group added Cambodia to the petition and is requesting that the DOC conduct a country-wide inquiry into each of the four countries. In March 2022, the DOC decided to act on the February petition and investigate the claim. A DOC decision is expected by January 2023. If the DOC determines that the petition has merit, it would be able to apply any final tariffs retroactively to November 4, 2021. If imposed, the new tariffs are expected to further disrupt the supply of solar modules to the United States, and could impact the cost and timing of our solar projects.

In June 2022, the Biden Administration used its executive powers to issue a 24-month tariff moratorium on solar panels manufactured in Cambodia, Malaysia, Thailand, and Vietnam. The moratorium comes as a direct response to concerns raised about the adverse impact from the ongoing DOC complaint on the U.S. solar industry. As the DOC will continue its investigation discussed above, companies may still be subject to tariffs after the moratorium ends; however, U.S. companies will reportedly be exempt from

06/30/2022 Form 10-Q	40	Wisconsin Public Service Corporation

any retroactive tariffs that previously could have applied. The Biden Administration also announced that it will invoke the Defense Production Act to accelerate the production of solar panels in the U.S. The Biden Administration's actions did not address whether WROs applied to panels under previous complaints would be affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2021 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – COVID-19 Pandemic and Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 12, Fair Value Measurements, Note 13, Derivative Instruments, and Note 14, Guarantees, in this report for information concerning our market risk exposures.

06/30/2022 Form 10-Q	41	Wisconsin Public Service Corporation

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2022 Form 10-Q	42	Wisconsin Public Service Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2021 Annual Report on Form 10-K. See Note 18, Commitments and Contingencies, and Note 20, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed in Note 18, Commitments and Contingencies, and Note 20, Regulatory Environment, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material effect on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2021 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2022 Form 10-Q	43	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 4, 2022	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2022 Form 10-Q	44	Wisconsin Public Service Corporation