Form 10-Q
period 2022-09-30
WISCONSIN PUBLIC SERVICE CORP
filed 2022-11-03
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
September 30, 2022

All of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2022

09/30/2022 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
Integrys	Integrys Holding, Inc.
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
WOTUS	Waters of the United States
NOx	Nitrogen Oxide
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AD/CVD	Antidumping and Countervailing Duties
AMI	Advanced Metering Infrastructure
Badger Hollow I	Badger Hollow Solar Park I
COVID-19	Coronavirus Disease – 2019
Crane Creek	Crane Creek Wind Park
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar-Battery Park
DER	Distributed Energy Resource
EGU	Electric Generating Unit

09/30/2022 Form 10-Q	ii	Wisconsin Public Service Corporation

ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2023-2027
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Order 13990	Executive Order 13990 of January 20, 2021 – Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
FTR	Financial Transmission Right
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.
Paris	Paris Solar-Battery Park
PTC	Production Tax Credit
Red Barn	Red Barn Wind Park
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
S&P	Standard & Poor's
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
UFLPA	Uyghur Forced Labor Prevention Act
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order

09/30/2022 Form 10-Q	iii	Wisconsin Public Service Corporation

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

•The impact of federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, electrification initiatives and other efforts to reduce the use of natural gas, and tax laws, including those that affect our ability to use PTCs and ITCs;

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

09/30/2022 Form 10-Q	1	Wisconsin Public Service Corporation

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

09/30/2022 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2022	2021	2022	2021
Operating revenues	$435.3	$381.1	$1,332.7	$1,127.6

Operating expenses
Cost of sales	198.5	131.3	610.7	413.0
Other operation and maintenance	89.9	102.2	268.0	294.0
Depreciation and amortization	50.1	47.4	149.3	140.0
Property and revenue taxes	10.4	9.9	32.0	30.1
Total operating expenses	348.9	290.8	1,060.0	877.1

Operating income	86.4	90.3	272.7	250.5

Other income, net	11.0	8.1	32.7	27.1
Interest expense	17.3	16.1	50.5	48.6
Other expense	(6.3)	(8.0)	(17.8)	(21.5)

Income before income taxes	80.1	82.3	254.9	229.0
Income tax expense	18.9	10.4	60.5	27.6
Net income	$61.2	$71.9	$194.4	$201.4

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2022 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED BALANCE SHEETS (Unaudited)	September 30,	December 31,
(in millions, except share and per share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$—	$2.4
Accounts receivable and unbilled revenues, net of reserves of $9.6 and $11.1, respectively	213.4	226.6
Accounts receivable from related parties	27.1	26.1
Materials, supplies, and inventories	168.9	112.9
Derivative assets	26.2	22.2
Prepaid taxes	30.0	40.0
Other	9.4	12.3
Current assets	475.0	442.5

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $1,864.2 and $1,808.4, respectively	5,290.5	5,098.6
Regulatory assets	351.2	347.9
Goodwill	36.4	36.4
Pension and OPEB assets	288.3	260.7
Other	49.1	49.6
Long-term assets	6,015.5	5,793.2
Total assets	$6,490.5	$6,235.7

Liabilities and Equity
Current liabilities
Short-term debt	$271.4	$331.0
Accounts payable	175.6	130.8
Accounts payable to related parties	44.0	42.6
Other	89.5	81.4
Current liabilities	580.5	585.8

Long-term liabilities
Long-term debt	1,701.3	1,690.6
Deferred income taxes	835.9	782.2
Deferred ITCs	74.7	74.8
Regulatory liabilities	703.1	735.5
Environmental remediation liabilities	87.7	95.0
Other	134.7	128.8
Long-term liabilities	3,537.4	3,506.9

Commitments and contingencies (Note 18)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,616.7	1,491.5
Retained earnings	660.3	555.9
Common shareholder's equity	2,372.6	2,143.0
Total liabilities and equity	$6,490.5	$6,235.7

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2022 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2022	2021
Operating activities
Net income	$194.4	$201.4
Reconciliation to cash provided by operating activities
Depreciation and amortization	149.3	140.0
Deferred income taxes and ITCs, net	42.5	54.9
Change in –
Accounts receivable and unbilled revenues, net	3.6	7.1
Materials, supplies, and inventories	(56.0)	(4.7)
Prepaid taxes	10.0	10.9
Other current assets	2.9	0.2
Accounts payable	28.0	(17.3)
Accrued taxes	(3.2)	14.2
Other current liabilities	7.9	32.4
Other, net	(67.7)	(14.2)
Net cash provided by operating activities	311.7	424.9

Investing activities
Capital expenditures	(306.3)	(280.2)
Reimbursement for ATC's construction costs	10.0	—
Proceeds from cash surrender value of life insurance	4.4	—
Payments for assets transferred from affiliates	—	(5.3)
Other, net	2.8	(0.2)
Net cash used in investing activities	(289.1)	(285.7)

Financing activities
Change in short-term debt	(59.6)	(104.0)
Payment of dividends to parent	(90.0)	(90.0)
Equity contribution from parent	125.0	55.0
Other, net	(0.4)	—
Net cash used in financing activities	(25.0)	(139.0)

Net change in cash and cash equivalents	(2.4)	0.2
Cash and cash equivalents at beginning of period	2.4	2.7
Cash and cash equivalents at end of period	$—	$2.9

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2022 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF EQUITY (Unaudited)

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2021	$95.6	$1,491.5	$555.9	$2,143.0
Net income	—	—	76.6	76.6
Equity contribution from parent	—	125.0	—	125.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.2	—	0.2
Balance at March 31, 2022	$95.6	$1,616.7	$602.5	$2,314.8
Net income	—	—	56.6	56.6
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at June 30, 2022	$95.6	$1,616.7	$629.1	$2,341.4
Net income	—	—	61.2	61.2
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at September 30, 2022	$95.6	$1,616.7	$660.3	$2,372.6

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2020	$95.6	$1,436.4	$584.7	$2,116.7
Net income	—	—	69.3	69.3
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at March 31, 2021	$95.6	$1,436.5	$624.0	$2,156.1
Net income	—	—	60.2	60.2
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at June 30, 2021	$95.6	$1,436.6	$654.2	$2,186.4
Net income	—	—	71.9	71.9
Payment of dividends to parent	—	—	(30.0)	(30.0)
Equity contribution from parent	—	55.0	—	55.0
Balance at September 30, 2021	$95.6	$1,491.6	$696.1	$2,283.3

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2022 Form 10-Q	6	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2022

NOTE 1—GENERAL INFORMATION

Wisconsin Public Service Corporation serves approximately 459,000 electric customers and 339,000 natural gas customers.

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2021. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of expected results for 2022 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITIONS

In accordance with Topic 805: Clarifying the Definition of a Business (ASU 2017-01), transactions are evaluated and are accounted for as acquisitions (or disposals) of assets or businesses, and transaction costs are capitalized in asset acquisitions.

Acquisitions of Electric Generation Facilities in Wisconsin

In January 2022, we, along with an unaffiliated utility, received PSCW approval to acquire the Red Barn, a utility-scale wind-powered electric generating facility. The project will be located in Grant County, Wisconsin and once constructed, we will own 82 MW of this project. Our share of the cost of this project is estimated to be $160 million, with commercial operation expected to begin by early 2023, at which time the transaction is expected to close. Red Barn is expected to qualify for PTCs.

In November 2021, we, along with WE, signed an asset purchase agreement to acquire Whitewater, a commercially operational 236.5 MW dual-fueled (natural gas and low sulfur fuel oil) combined-cycle electrical generation facility in Whitewater, Wisconsin. WE currently purchases all of the capacity from this generation facility pursuant to a tolling agreement. In December 2021, we, along with WE, filed an application with the PSCW for approval to acquire Whitewater. If approved, our share of the cost of this facility is estimated to be $36.3 million, which excludes working capital and transaction costs, for 50% of the capacity. We expect a decision from the PSCW by the end of 2022, and for the transaction to close in early 2023.

09/30/2022 Form 10-Q	7	Wisconsin Public Service Corporation

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Wisconsin Public Service Corporation
Electric utility	$373.0	$337.9	$1,016.3	$896.9
Natural gas utility	61.7	42.8	312.9	225.5
Total revenues from contracts with customers	434.7	380.7	1,329.2	1,122.4
Other operating revenues	0.6	0.4	3.5	5.2
Total operating revenues	$435.3	$381.1	$1,332.7	$1,127.6

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Residential	$122.6	$117.2	$351.0	$321.9
Small commercial and industrial	116.8	109.4	318.4	286.9
Large commercial and industrial	87.8	78.2	230.5	197.1
Other	2.2	2.1	6.6	6.3
Total retail revenues	329.4	306.9	906.5	812.2
Wholesale	28.1	24.8	73.6	64.4
Resale	9.1	1.3	21.2	8.1
Other utility revenues	6.4	4.9	15.0	12.2
Total electric utility operating revenues	$373.0	$337.9	$1,016.3	$896.9

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Residential	$29.6	$22.8	$178.6	$131.3
Commercial and industrial	22.6	14.4	116.4	77.4
Total retail revenues	52.2	37.2	295.0	208.7
Transportation	3.9	3.9	14.6	14.1
Other utility revenues (1)	5.6	1.7	3.3	2.7
Total natural gas utility operating revenues	$61.7	$42.8	$312.9	$225.5

(1)Includes the revenues subject to our purchased gas recovery mechanism.

09/30/2022 Form 10-Q	8	Wisconsin Public Service Corporation

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Late payment charges	$0.8	$0.8	$3.0	$3.1
Alternative revenues (1)	(0.3)	(0.4)	0.2	2.0
Other	0.1	—	0.3	0.1
Total other operating revenues	$0.6	$0.4	$3.5	$5.2

(1)Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to wholesale customers subject to true-ups, as discussed in Note 1(d), Operating Revenues, in our 2021 Annual Report on Form 10-K.

NOTE 4—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at September 30, 2022 and December 31, 2021.

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	September 30, 2022	December 31, 2021
Accounts receivable and unbilled revenues	$223.0	$237.7
Allowance for credit losses	9.6	11.1
Accounts receivable and unbilled revenues, net (1)	$213.4	$226.6

Total accounts receivable, net – past due greater than 90 days (1)	$7.6	$8.0
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	96.5%	97.3%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at September 30, 2022, $86.3 million, or 40.4%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

09/30/2022 Form 10-Q	9	Wisconsin Public Service Corporation

A rollforward of the allowance for credit losses is included below:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Balance at the beginning of the period	$10.8	$13.3	$11.1	$18.3
Provision for credit losses	1.6	1.5	5.6	4.0
Provision for credit losses deferred for future recovery or refund	(1.2)	(3.0)	(1.8)	(8.0)
Write-offs charged against the allowance	(3.0)	(2.2)	(9.3)	(6.5)
Recoveries of amounts previously written off	1.4	0.9	4.0	2.7
Balance at the end of the period	$9.6	$10.5	$9.6	$10.5

There was a $1.5 million decrease in the allowance for credit losses at September 30, 2022, compared to December 31, 2021. The decrease was driven by customer write-offs related to collection practices returning to pre-pandemic levels in 2021, including the restoration of our ability to disconnect customers. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance. Partially offsetting the decrease in the allowance for credit losses, we believe that the high energy costs that customers are seeing, which have been driven by high natural gas prices, contributed to higher past due accounts receivable balances and a related increase in the allowance for credit losses.

The allowance for credit losses decreased over both the three and nine month periods ended September 30, 2021. The decrease in the allowance for credit losses over both periods was driven by lower past due accounts receivable balances, as we were able to ramp up collection efforts due to the return to normal collection practices in April 2021.

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2022 and December 31, 2021. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2021 Annual Report on Form 10-K.

(in millions)	September 30, 2022	December 31, 2021
Regulatory assets
Environmental remediation costs	$116.9	$120.1
Pension and OPEB costs	64.5	74.1
Income tax related items	57.2	54.5
Plant retirement related items	44.8	50.2
Asset retirement obligations	18.6	14.2
ReACT™	13.6	15.6
Energy efficiency programs	11.2	6.1
Energy costs recoverable through rate adjustments	8.7	—
Uncollectible expense	3.7	5.5
Other, net	12.0	7.6
Total regulatory assets	$351.2	$347.9

09/30/2022 Form 10-Q	10	Wisconsin Public Service Corporation

(in millions)	September 30, 2022	December 31, 2021
Regulatory liabilities
Income tax related items	$342.7	$352.7
Removal costs	189.5	189.9
Pension and OPEB benefits	115.7	116.5
Derivatives	30.1	26.9
Earnings sharing mechanism (1)	8.4	26.7
Energy costs refundable through rate adjustments	5.1	8.4
Electric transmission costs (1)	2.8	19.7
Other, net	13.9	3.1
Total regulatory liabilities	$708.2	$743.9

Balance sheet presentation
Other current liabilities	$5.1	$8.4
Regulatory liabilities	703.1	735.5
Total regulatory liabilities	$708.2	$743.9

(1)    The decrease in these regulatory liability balances was primarily related to the PSCW's approval of certain accounting treatments that allowed us to forego applying for a 2022 base rate increase, and instead maintain base rates consistent with 2021 levels. Among the accounting treatments approved was the amortization of certain regulatory liability balances in 2022, to offset a portion of our forecasted revenue deficiency. See Note 23, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on our 2022 base rates.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia generating units 1 and 2 became probable. Columbia generating units 1 and 2 are expected to be retired by June 1, 2026. The retirement date for these plants was pushed back from the end of 2023 for unit 1 and the end of 2024 for unit 2. See Note 20, Regulatory Environment, for more information on the Columbia generating units' retirement. The net book value of our ownership share of unit 1 and unit 2 was $85.2 million and $184.2 million, respectively, at September 30, 2022. These amounts were classified as plant to be retired within property, plant, and equipment on our balance sheets. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2022	December 31, 2021
Commercial paper
Amount outstanding	$271.4	$331.0
Weighted-average interest rate on amounts outstanding	3.29%	0.21%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2022 was $177.2 million with a weighted-average interest rate during the period of 1.27%.

09/30/2022 Form 10-Q	11	Wisconsin Public Service Corporation

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	September 30, 2022
Revolving credit facility	September 2026	$400.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		271.4
Available capacity under existing credit facility		$127.3

NOTE 9—LEASES

We, along with WE and an unaffiliated utility, partnered to construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system in Kenosha County, Wisconsin. We own 15% of Paris. Once fully constructed, we will own 30 MW of solar generation and 17 MW of battery storage of this project. The PSCW has approved the acquisition and construction of Paris, and commercial operation for the solar portion of the project is targeted for 2023.

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

Our total obligation under the land-related finance leases for Paris was $9.5 million at September 30, 2022, and will decrease to zero over the remaining lives of the leases. Long-term lease liabilities related to our finance land leases for Paris were included in long-term debt on our balance sheet. Our finance lease right of use asset related to Paris was approximately $9.3 million as of September 30, 2022, and was included in property, plant, and equipment on our balance sheet.

In accordance with Accounting Standards Codification Subtopic 980-842, Regulated Operations-Leases, the expense recognition pattern associated with the Paris leases resembles that of an operating lease. The difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under Topic 842 is deferred as a regulatory asset in accordance with Subtopic 980-842 on our balance sheet.

Our weighted-average discount rate for the Paris finance leases was 5.28%. We used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

Future minimum lease payments and the corresponding present value of our net minimum lease payments under the finance leases for Paris as of September 30, 2022, were as follows:

(in millions)
Three months ended December 31, 2022	$0.1
2023	0.4
2024	0.4
2025	0.4
2026	0.4
2027	0.4
Thereafter	31.5
Total minimum lease payments	33.6
Less: Interest	(24.1)
Present value of minimum lease payments	9.5
Less: Short-term lease liabilities	—
Long-term lease liabilities	$9.5

09/30/2022 Form 10-Q	12	Wisconsin Public Service Corporation

NOTE 10—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	September 30, 2022	December 31, 2021
Natural gas in storage	$83.2	$33.5
Materials and supplies	58.4	50.5
Fossil fuel	27.3	28.9
Total	$168.9	$112.9

Substantially all natural gas in storage, materials and supplies, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

NOTE 11—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$16.8	21.0%	$17.3	21.0%
State income taxes net of federal tax benefit	5.1	6.3%	5.1	6.2%
Federal excess deferred tax amortization	(1.3)	(1.6)%	(1.6)	(1.9)%
Federal excess deferred tax amortization – Wisconsin unprotected	(0.9)	(1.1)%	(9.8)	(11.9)%
Other	(0.8)	(1.0)%	(0.6)	(0.8)%
Total income tax expense	$18.9	23.6%	$10.4	12.6%

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$53.5	21.0%	$48.1	21.0%
State income taxes net of federal tax benefit	16.1	6.3%	14.3	6.2%
Federal excess deferred tax amortization	(4.2)	(1.7)%	(4.5)	(2.0)%
Federal excess deferred tax amortization – Wisconsin unprotected	(3.1)	(1.2)%	(28.7)	(12.5)%
Other	(1.8)	(0.7)%	(1.6)	(0.6)%
Total income tax expense	$60.5	23.7%	$27.6	12.1%

The effective tax rates of 23.6% and 23.7% for the three and nine months ended September 30, 2022, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to state income taxes. This item was partially offset by the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below.

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

See Note 23, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on unprotected tax benefits.

09/30/2022 Form 10-Q	13	Wisconsin Public Service Corporation

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

When possible, we base the valuations of our derivative assets and liabilities on quoted prices for identical assets and liabilities in active markets. These valuations are classified in Level 1. The valuations of certain contracts not classified as Level 1 may be based on quoted market prices received from counterparties and/or observable inputs for similar instruments. Transactions valued using these inputs are classified in Level 2. Certain derivatives are categorized in Level 3 due to the significance of unobservable or internally-developed inputs. Our derivative instruments categorized as Level 3 consisted of FTRs at September 30, 2022 and December 31, 2021. These derivative instruments are valued using MISO auction prices.

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$13.7	$4.3	$—	$18.0
FTRs	—	—	6.4	6.4
Coal contracts	—	3.4	—	3.4
Total derivative assets	$13.7	$7.7	$6.4	$27.8

Derivative liabilities
Natural gas contracts	$3.8	$0.7	$—	$4.5

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$6.5	$3.0	$—	$9.5
FTRs	—	—	1.4	1.4
Coal contracts	—	15.3	—	15.3
Total derivative assets	$6.5	$18.3	$1.4	$26.2

Derivative liabilities
Natural gas contracts	$1.4	$0.2	$—	$1.6

09/30/2022 Form 10-Q	14	Wisconsin Public Service Corporation

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Balance at the beginning of the period	$10.3	$2.8	$1.4	$1.2
Purchases	0.1	—	11.7	3.1
Settlements	(4.0)	(0.7)	(6.7)	(2.2)
Balance at the end of the period	$6.4	$2.1	$6.4	$2.1

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (1)	$1,659.4	$1,299.3	$1,659.3	$1,903.2

(1)The carrying amount of long-term debt excludes finance lease obligations of $41.9 million and $31.3 million at September 30, 2022 and December 31, 2021, respectively.

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

09/30/2022 Form 10-Q	15	Wisconsin Public Service Corporation

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

	September 30, 2022		December 31, 2021
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts (1)	$17.4	$4.1	$9.2	$1.5
FTRs	6.4	—	1.4	—
Coal contracts	2.4	—	11.6	—
Total current	26.2	4.1	22.2	1.5

Long-term
Natural gas contracts (1)	0.6	0.4	0.3	0.1
Coal contracts	1.0	—	3.7	—
Total long-term	1.6	0.4	4.0	0.1
Total	$27.8	$4.5	$26.2	$1.6

(1)Our natural gas derivative assets increased from December 31, 2021 to September 30, 2022 primarily due to the significant increase in natural gas prices.

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains were as follows:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(in millions)	Volumes	Gains	Volumes	Gains
Natural gas contracts	5.4 Dth	$16.6	6.4 Dth	$6.0
FTRs	2.0 MWh	1.6	0.9 MWh	1.8
Total		$18.2		$7.8

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(in millions)	Volumes	Gains	Volumes	Gains
Natural gas contracts	24.5 Dth	$38.2	28.9 Dth	$4.7
FTRs	6.0 MWh	2.3	5.3 MWh	7.2
Total		$40.5		$11.9

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2022 and December 31, 2021, we had posted cash collateral of $6.5 million and $6.3 million, respectively. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2022		December 31, 2021
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$27.8	$4.5	$26.2	$1.6
Gross amount not offset on the balance sheet	(4.0)	(4.0)	(1.4)	(1.4)
Net amount	$23.8	$0.5	$24.8	$0.2

NOTE 14—GUARANTEES

As of September 30, 2022, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

09/30/2022 Form 10-Q	16	Wisconsin Public Service Corporation

NOTE 15—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Service cost	$2.3	$2.6	$6.8	$7.9
Interest cost	5.7	5.4	17.0	16.4
Expected return on plan assets	(13.8)	(12.9)	(41.4)	(38.8)
Amortization of net actuarial loss	4.3	6.7	13.0	20.0
Net periodic benefit cost (credit)	$(1.5)	$1.8	$(4.6)	$5.5

	OPEB Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Service cost	$1.0	$1.1	$3.0	$3.2
Interest cost	1.0	1.0	3.2	3.1
Expected return on plan assets	(5.2)	(5.0)	(15.7)	(15.2)
Amortization of prior service credit	(2.5)	(2.5)	(7.6)	(7.7)
Amortization of net actuarial gain	(0.6)	(0.8)	(1.9)	(2.6)
Net periodic benefit credit	$(6.3)	$(6.2)	$(19.0)	$(19.2)

During the nine months ended September 30, 2022, we made contributions and payments of $0.4 million related to our pension plans and $0.6 million related to our OPEB plans. We expect to make contributions and payments of $0.2 million related to our pension plans and $0.4 million related to our OPEB plans during the remainder of 2022, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 16—GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the nine months ended September 30, 2022. We had no accumulated impairment losses related to our goodwill as of September 30, 2022.

During the third quarter of 2022, we completed our annual goodwill impairment test as of July 1, 2022. No impairment resulted from this test.

NOTE 17—SEGMENT INFORMATION

We use net income to measure segment profitability and to allocate resources to our businesses. At September 30, 2022, we reported two segments, which are described below.

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

Our other segment primarily consists of equity earnings from our investment in Wisconsin River Power Company.

09/30/2022 Form 10-Q	17	Wisconsin Public Service Corporation

All of our operations and assets are located within the United States. The following tables show summarized financial information for the three and nine months ended September 30, 2022 and 2021, related to our reportable segments:

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three months ended September 30, 2022
Operating revenues	$435.3	$—	$435.3
Other operation and maintenance	89.9	—	89.9
Depreciation and amortization	50.1	—	50.1
Other income, net	10.8	0.2	11.0
Interest expense	17.3	—	17.3
Income tax expense	18.8	0.1	18.9
Net income	61.1	0.1	61.2

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three months ended September 30, 2021
Operating revenues	$381.1	$—	$381.1
Other operation and maintenance	102.2	—	102.2
Depreciation and amortization	47.4	—	47.4
Other income, net	7.7	0.4	8.1
Interest expense	16.1	—	16.1
Income tax expense	10.3	0.1	10.4
Net income	71.6	0.3	71.9

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Nine Months Ended September 30, 2022
Operating revenues	$1,332.7	$—	$1,332.7
Other operation and maintenance	268.0	—	268.0
Depreciation and amortization	149.3	—	149.3
Other income, net	31.7	1.0	32.7
Interest expense	50.5	—	50.5
Income tax expense	60.2	0.3	60.5
Net income	193.7	0.7	194.4

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Nine Months Ended September 30, 2021
Operating revenues	$1,127.6	$—	$1,127.6
Other operation and maintenance	294.0	—	294.0
Depreciation and amortization	140.0	—	140.0
Other income, net	25.8	1.3	27.1
Interest expense	48.6	—	48.6
Income tax expense	27.3	0.3	27.6
Net income	200.4	1.0	201.4

NOTE 18—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

09/30/2022 Form 10-Q	18	Wisconsin Public Service Corporation

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of September 30, 2022, were approximately $1.2 billion.

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

The EPA issued final nonattainment area designations for the 2015 ozone standard in April 2018. The following counties within our service territory were designated as partial nonattainment: Door, Sheboygan, and Manitowoc. The area designations were challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation. As a result of the July 2020 remand, in June 2021, the EPA published its final action to revise the nonattainment area designations and/or boundaries for 13 counties associated with six nonattainment areas, including several in Illinois and Wisconsin. Under the new designations, the partial nonattainment areas of Door, Sheboygan, and Manitowoc counties were also expanded.

09/30/2022 Form 10-Q	19	Wisconsin Public Service Corporation

In February 2022, revisions to the Wisconsin Administrative Code to adopt the 2015 standard were finalized. The amended regulations adopted the standard and incorporated by reference the federal air pollution monitoring requirements related to the standard. The WDNR submitted the rule updates as a State Implementation Plan revision to the EPA in April 2022, which the EPA proposed to approve in August 2022.

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

In August 2022, the EPA sent a proposed rule regarding the review of the particulate matter standards to the Office of Management and Budget, which is expected to be released for public comment by the end of 2022. We anticipate the final rule to be released in spring 2023. All counties within our service territory are in attainment with the current 2012 standards. If the EPA lowers the annual standard to 10 or 11 µg/m3, our generating facilities within our service territory should remain in attainment. If the EPA lowers it to below 10 µg/m3, there could be some nonattainment areas that may affect permitting of some smaller ancillary equipment located at our facilities.

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

The EPA released proposed regulations for the Greenhouse Gas Reporting Rule, 40 CFR Part 98, in June 2022. The proposed revisions could impact the reporting required of our natural gas utility operations with updates to emission factors for equipment counts and increased disclosure for large release events. We expect the final rule in late 2022 or early 2023, pending the EPA's review and consideration of public comments.

Additionally, we continue to assess the potential impacts of the waste emissions charge included in the IRA pending updates to the regulations.

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

09/30/2022 Form 10-Q	20	Wisconsin Public Service Corporation

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

In July 2021, the EPA announced that it intends to initiate rulemaking to revise the ELG Rule as modified in 2020. The EPA has stated that the ELG Rule will continue to be implemented and enforced while the agency pursues this rulemaking process. The EPA plans to propose a revised rule in the fourth quarter of 2022.

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

In January 2022, the Supreme Court granted certiorari in a case, Sackett v. Environmental Protection Agency, to evaluate the proper test for determining whether wetlands are WOTUS. The parcel at issue was determined to be a WOTUS by the U.S. Court of Appeals for the Ninth Circuit based on the “significant nexus” test. In October 2022, the Supreme Court heard oral arguments in this case during which Sackett's lawyers argued that the Ninth Circuit wrongly applied the "significant nexus" test to the property. A decision by the Supreme Court is expected in spring 2023.

09/30/2022 Form 10-Q	21	Wisconsin Public Service Corporation

At this point, our projects requiring federal permits are moving ahead, but we are monitoring these recent developments to better understand potential future impacts. This case, once decided, should provide some clarity regarding the definition of WOTUS. We will continue to monitor this litigation and any subsequent agency action.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2022	December 31, 2021
Regulatory assets	$116.9	$120.1
Reserves for future environmental remediation	87.7	95.0

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

09/30/2022 Form 10-Q	22	Wisconsin Public Service Corporation

for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater 4 generating unit was retired in September 2018. Wisconsin Power and Light Company expects to start the process to close out this Consent Decree in early 2023.

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30
(in millions)	2022	2021
Cash paid for interest, net of amount capitalized	$39.1	$35.9
Cash paid (received) for income taxes, net	20.7	(42.1)
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	33.1	30.8
Liabilities accrued for software licensing agreement	1.5	—

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

On September 29, 2022, we entered into a settlement agreement with certain intervenors to resolve most of the outstanding issues in our rate case. The settlement agreement, which is subject to PSCW review and approval, reflects the following:

2023 base rate increase
Electric	$104.3	million	/	8.7%
Gas	$31.3	million	/	8.6%
Common equity component average on a financial basis	53.0%

In addition to the above, the settlement agreement includes the following terms:

•We will keep our current earnings sharing mechanism, under which, if we earn above our authorized ROE: (i) we will retain 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points will be required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings will be required to be refunded to ratepayers.
•We will not propose any changes to our real-time pricing rates for large commercial and industrial electric customers through the end of 2024.
•We will lower monthly residential and small commercial electric customer fixed charges by $2.00 from currently authorized rates.
•We agreed to propose an additional voluntary renewable energy pilot for commercial and industrial customers.
•We, along with WE, made commitments related to certain low income assistance programs and agreed to collectively contribute $4.0 million to the Keep Wisconsin Warm Fund.

Our authorized ROE will be decided by the PSCW. We requested an authorized ROE of 10.0%.

We are seeking a limited rate case re-opener for 2024 to address additional revenue requirements associated with generation projects that are expected to be placed into service in 2023 and 2024.

09/30/2022 Form 10-Q	23	Wisconsin Public Service Corporation

We expect a decision from the PSCW in the fourth quarter of 2022, with rate adjustments expected to be effective January 1, 2023.

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

09/30/2022 Form 10-Q	24	Wisconsin Public Service Corporation

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

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $5.4 billion from 2023-2027 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WE based on specific customer needs:

•1,800 MW of utility-scale solar;

09/30/2022 Form 10-Q	25	Wisconsin Public Service Corporation

•700 MW of battery storage; and
•700 MW of wind.

In addition, we partnered with an unaffiliated utility to construct two solar projects now in service in Wisconsin: Two Creeks Solar Park and Badger Hollow I. We own 100 MW of each project for a total of 200 MW.

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

For more details on these projects, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

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

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution system, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its utility systems. In 2022, we received approval from the PSCW for an RNG pilot and we signed our first contract for RNG for our natural gas distribution system, which will be transporting the output of a local dairy farm onto our gas distribution system. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. In total, WEC Energy Group has four contracts that should bring the company to 90 percent of the RNG needed to achieve its 2030 goal and expects to have RNG flowing to its distribution network by the end of 2022.

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

WEC Energy Group continues to focus on integrating the resources of its businesses and finding the best and most efficient processes.

09/30/2022 Form 10-Q	26	Wisconsin Public Service Corporation

Financial Discipline

A strong adherence to financial discipline is essential to meeting our earnings projections and maintaining a strong balance sheet, stable cash flows, and quality credit ratings.

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, and equipment, that are no longer strategic to operations, are not performing as intended, or have an unacceptable risk profile. See Note 2, Acquisitions, for more information on our planned acquisitions of Whitewater and Red Barn.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2022

Earnings

Our earnings for the third quarter of 2022 were $61.2 million, compared with $71.9 million for the same quarter in 2021. See below for additional information on the $10.7 million decrease in earnings.

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

09/30/2022 Form 10-Q	27	Wisconsin Public Service Corporation

of our utility segment as these measures exclude the majority of revenue fluctuations caused by changes in these expenses. Similarly, the presentation of electric and natural gas margins herein is intended to provide supplemental information for investors regarding our operating performance.

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the three months ended September 30, 2022 and 2021 was $86.4 million and $90.3 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Utility Segment Contribution to Net Income

The following table compares our utility segment's contribution to net income for the third quarter of 2022, with the same quarter in 2021, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended September 30
(in millions)	2022	2021	B (W)
Electric revenues	$373.4	$338.1	$35.3
Fuel and purchased power	159.8	111.6	(48.2)
Total electric margins	213.6	226.5	(12.9)

Natural gas revenues	61.9	43.0	18.9
Cost of natural gas sold	38.7	19.7	(19.0)
Total natural gas margins	23.2	23.3	(0.1)

Total electric and natural gas margins	236.8	249.8	(13.0)

Other operation and maintenance	89.9	102.2	12.3
Depreciation and amortization	50.1	47.4	(2.7)
Property and revenue taxes	10.4	9.9	(0.5)
Operating income	86.4	90.3	(3.9)

Other income, net	10.8	7.7	3.1
Interest expense	17.3	16.1	(1.2)
Income before income taxes	79.9	81.9	(2.0)

Income tax expense	18.8	10.3	(8.5)
Net income	$61.1	$71.6	$(10.5)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line items below	$51.6	$54.5	$2.9
Transmission (1)	33.5	38.1	4.6
Regulatory amortizations and other pass through expenses (2)	10.2	9.6	(0.6)
Earnings sharing mechanism (3)	(5.4)	—	5.4
Total other operation and maintenance	$89.9	$102.2	$12.3

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the third quarter of 2022 and 2021, $40.2 million and $35.6 million, respectively, of costs were billed to us by transmission providers.

During the third quarter of 2022 we amortized $4.8 million of the regulatory liabilities associated with our transmission escrow to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. This amortization drove the decrease in transmission expense during the third quarter of 2022, compared with the same quarter in 2021. See Note 23, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on 2022 base rates.

09/30/2022 Form 10-Q	28	Wisconsin Public Service Corporation

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

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2022	2021	B (W)
Customer class
Residential	820.7	847.2	(26.5)
Small commercial and industrial	1,098.3	1,109.4	(11.1)
Large commercial and industrial	1,026.8	1,057.1	(30.3)
Other	5.7	5.7	—
Total retail	2,951.5	3,019.4	(67.9)
Wholesale	438.4	485.4	(47.0)
Resale	98.8	54.4	44.4
Total sales in MWh	3,488.7	3,559.2	(70.5)

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer class
Residential	14.3	13.1	1.2
Commercial and industrial	21.1	18.3	2.8
Total retail	35.4	31.4	4.0
Transportation	97.6	96.6	1.0
Total sales in therms	133.0	128.0	5.0

	Three Months Ended September 30
	Degree Days
Weather (1)	2022	2021	B (W)
Heating (177 Normal)	129	114	13.2%
Cooling (388 Normal)	468	389	20.3%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Revenues

Electric revenues increased $35.3 million during the third quarter of 2022, compared with the same quarter in 2021. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins decreased $12.9 million during the third quarter of 2022, compared with the same quarter in 2021. The significant factor impacting the lower electric utility margins was a $24.5 million decrease in margins related to our expected fuel recovery, driven by higher fuel costs as well as our current fuel forecast and earnings assumptions. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery

09/30/2022 Form 10-Q	29	Wisconsin Public Service Corporation

or refund to customers. We will review our actual fuel costs and earnings results at the end of the year and will further adjust our expected fuel recovery accordingly.

This decrease in margins was partially offset by an $11.9 million increase in margins related to the impact of unprotected excess deferred taxes during the third quarter of 2021, which we agreed to return to customers in our PSCW-approved rate order. This increase in margins is offset in income taxes. See Note 23, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on our rate order.

Natural Gas Revenues

Natural gas revenues increased $18.9 million during the third quarter of 2022, compared with the same quarter in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 56% during the third quarter of 2022, compared with the same quarter in 2021.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment decreased $9.1 million during the third quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the decrease in operating expenses were:

•A $5.4 million decrease in expense driven by the amortization of a certain portion of our regulatory liability associated with our 2020 earnings sharing mechanism, as discussed in the notes under the other operation and maintenance table above.

•A $4.6 million decrease in transmission expense driven by the amortization of a certain portion of our regulatory liabilities associated with our transmission escrow balance, as discussed in the notes under the other operation and maintenance table above.

•A $1.0 million decrease in expense related to 2021 charitable projects supporting our customers and the communities within our service territories.

These decreases in other operating expenses were partially offset by a $2.7 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

Other Income, Net

Other income, net increased $3.1 million during the third quarter of 2022, compared with the same quarter in 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 15, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense increased $1.2 million during the third quarter of 2022, compared with the same quarter in 2021, driven primarily by higher interest rates on short-term debt.

Income Tax Expense

Income tax expense increased $8.5 million during the third quarter of 2022, compared with the same quarter in 2021. The increase in income tax expense was due to an approximate $12 million negative impact related to lower quarter-over-quarter amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the rate order approved by the PSCW, effective January 1, 2020. The negative impact from the amortization of the unprotected excess deferred tax benefits from the Tax Legislation did not impact earnings as there was an offsetting impact in operating income. See Note 11, Income Taxes, for additional information on unprotected tax benefits.

09/30/2022 Form 10-Q	30	Wisconsin Public Service Corporation

Other Segment Contribution to Net Income

	Three Months Ended September 30
(in millions)	2022	2021	B (W)
Net income	$0.1	$0.3	$(0.2)

NINE MONTHS ENDED SEPTEMBER 30, 2022

Earnings

Our earnings for the nine months ended September 30, 2022 were $194.4 million, compared to $201.4 million for the same period in 2021. See below for additional information on the $7.0 million decrease in earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the nine months ended September 30, 2022 and 2021 was $272.7 million and $250.5 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

09/30/2022 Form 10-Q	31	Wisconsin Public Service Corporation

Utility Segment Contribution to Net Income

	Nine Months Ended September 30
(in millions)	2022	2021	B (W)
Electric revenues	$1,018.8	$901.2	$117.6
Fuel and purchased power	395.3	280.6	(114.7)
Total electric margins	623.5	620.6	2.9

Natural gas revenues	313.9	226.4	87.5
Cost of natural gas sold	215.4	132.4	(83.0)
Total natural gas margins	98.5	94.0	4.5

Total electric and natural gas margins	722.0	714.6	7.4

Other operation and maintenance	268.0	294.0	26.0
Depreciation and amortization	149.3	140.0	(9.3)
Property and revenue taxes	32.0	30.1	(1.9)
Operating income	272.7	250.5	22.2

Other income, net	31.7	25.8	5.9
Interest expense	50.5	48.6	(1.9)
Income before income taxes	253.9	227.7	26.2

Income tax expense	60.2	27.3	(32.9)
Net income	$193.7	$200.4	$(6.7)

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line items below	$153.3	$151.4	$(1.9)
Transmission (1)	100.1	114.0	13.9
Regulatory amortizations and other pass through expenses (2)	30.8	28.6	(2.2)
Earnings sharing mechanism (3)	(16.2)	—	16.2
Total other operation and maintenance	$268.0	$294.0	$26.0

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2022 and 2021, $117.2 million and $111.3 million, respectively, of costs were billed to us by transmission providers.

During the nine months ended September 30, 2022, we amortized $14.3 million of the regulatory liabilities associated with our transmission escrow to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. This amortization drove the decrease in transmission expense during the nine months ended September 30, 2022, compared with the same period in 2021.

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

09/30/2022 Form 10-Q	32	Wisconsin Public Service Corporation

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2022	2021	B (W)
Customer class
Residential	2,308.0	2,307.6	0.4
Small commercial and industrial	3,077.9	3,050.8	27.1
Large commercial and industrial	3,002.9	2,996.9	6.0
Other	18.4	18.7	(0.3)
Total retail	8,407.2	8,374.0	33.2
Wholesale	1,241.4	1,330.2	(88.8)
Resale	279.9	187.3	92.6
Total sales in MWh	9,928.5	9,891.5	37.0

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer Class
Residential	186.3	163.4	22.9
Commercial and industrial	144.9	120.1	24.8
Total retail	331.2	283.5	47.7
Transportation	360.0	347.5	12.5
Total sales in therms	691.2	631.0	60.2

	Nine Months Ended September 30
	Degree Days
Weather (1)	2022	2021	B (W)
Heating (4,787 Normal)	4,880	4,450	9.7%
Cooling (532 Normal)	717	631	13.6%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Revenues

Electric revenues increased $117.6 million during the nine months ended September 30, 2022, compared with the same period in 2021. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins increased $2.9 million during the nine months ended September 30, 2022, compared with the same period in 2021. The significant factors impacting the higher electric utility margins were:

•A $32.9 million increase in margins related to the impact of unprotected excess deferred taxes during the nine months ended September 30, 2021, which we agreed to return to customers in our PSCW-approved rate order. This increase in margins is offset in income taxes.

•A $4.6 million net increase in margins related to higher retail sales volumes, driven by the impact of favorable weather during the nine months ended September 30, 2022, compared with the same period in 2021. As measured by heating degree days, the nine months ended September 30, 2022 were 9.7% colder than the same period in 2021. As measured by cooling degree days, the nine months ended September 30, 2022 were 13.6% warmer than the same period in 2021.

09/30/2022 Form 10-Q	33	Wisconsin Public Service Corporation

These increases in margins were partially offset by a $35.2 million decrease in margins related to our expected fuel recovery, driven by higher fuel costs as well as our current fuel forecast and earnings assumptions. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers. We will review our actual fuel costs and earnings results at the end of the year and will further adjust our expected fuel recovery accordingly.

Natural Gas Revenues

Natural gas revenues increased $87.5 million during the nine months ended September 30, 2022, compared with the same period in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 37% during the nine months ended September 30, 2022, compared with the same period in 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $4.5 million during the nine months ended September 30, 2022, compared with the same period in 2021. The most significant factor impacting the higher natural gas utility margins was an increase from higher sales volumes, primarily driven by the continued economic recovery in Wisconsin from the COVID-19 pandemic, as well as colder weather during the nine months ended September 30, 2022, compared with the same period in 2021.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment decreased $14.8 million during the nine months ended September 30, 2022, compared with the same period in 2021. The significant factors impacting the decrease in operating expenses were:

•A $16.2 million decrease in expense driven by the amortization of a certain portion of our regulatory liability associated with our 2020 earnings sharing mechanism, as discussed in the notes under the other operation and maintenance table above.

•A $13.9 million decrease in transmission expense driven by the amortization of a certain portion of our regulatory liabilities associated with our transmission escrow balance, as discussed in the notes under the other operation and maintenance table above.

These decreases in operating expenses were partially offset by:

•A $9.3 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $7.5 million increase in electric and natural gas distribution expenses, primarily driven by higher costs to maintain system reliability during the nine months ended September 30, 2022, compared with the same period in 2021.

Other Income, Net

Other income, net increased $5.9 million during the nine months ended September 30, 2022, compared with the same period in 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. This increase was partially offset by lower AFUDC-Equity, driven by Badger Hollow I being placed in service in November 2021.

Interest Expense

Interest expense increased $1.9 million during the nine months ended September 30, 2022, compared with the same period in 2021. This increase was primarily due to higher interest rates on short-term debt. Also contributing to the increase was AFUDC-Debt, driven by Badger Hollow I being placed in service in November 2021.

09/30/2022 Form 10-Q	34	Wisconsin Public Service Corporation

Income Tax Expense

Income tax expense increased $32.9 million during the nine months ended September 30, 2022, compared with the same period in 2021. This increase was primarily due to an approximate $33 million negative impact related to lower period-over-period amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the rate order approved by the PSCW, effective January 1, 2020. The negative impact from the amortization of the unprotected excess deferred tax benefits from the Tax Legislation did not impact earnings as there was an offsetting impact in operating income.

Other Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2022	2021	B (W)
Net income	$0.7	$1.0	$(0.3)

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2022	2021	Change in 2022 Over 2021
Cash provided by (used in):
Operating activities	$311.7	$424.9	$(113.2)
Investing activities	(289.1)	(285.7)	(3.4)
Financing activities	(25.0)	(139.0)	114.0

Operating Activities

Net cash provided by operating activities decreased $113.2 million during the nine months ended September 30, 2022, compared with the same period in 2021, driven by:

•A $122.1 million decrease in cash from higher payments for fuel and purchased power at our plants during the nine months ended September 30, 2022, compared with the same period in 2021. Our plants incurred higher fuel costs during the nine months ended September 30, 2022, as a result of an increase in the price of natural gas.

•A $62.8 million decrease in cash related to $20.7 million of cash paid for income taxes during the nine months ended September 30, 2022, compared with $42.1 million of cash received for income taxes during the same period in 2021. The higher cash paid for income taxes was driven by the monetization of fewer tax credits and higher taxable income during the nine months ended September 30, 2022.

These decreases in net cash provided by operating activities were partially offset by:

•A $46.0 million increase in cash from higher overall collections from customers as a result of an increase in sales volumes during the nine months ended September 30, 2022, compared with the same period in 2021. This increase was driven by favorable weather and the continued economic recovery from the COVID-19 pandemic.

•A $22.2 million increase in cash related to lower payments for other operation and maintenance expenses, driven by the timing of payments for accounts payable.

09/30/2022 Form 10-Q	35	Wisconsin Public Service Corporation

Investing Activities

Net cash used in investing activities increased $3.4 million during the nine months ended September 30, 2022, compared with the same period in 2021, driven by a $26.1 million increase in cash paid for capital expenditures during the nine months ended September 30, 2022.

This increase in net cash used in investing activities was partially offset by:

•Proceeds of $10.0 million received for reimbursement of ATC's construction costs during the nine months ended September 30, 2022. There were no proceeds received for reimbursement during the nine months ended September 30, 2021.

•Payments of $5.3 million to affiliates for assets transferred related to a customer billing system during the nine months ended September 30, 2021. There were no payments to affiliates for assets transferred during the nine months ended September 30, 2022.

•Proceeds of $4.4 million received for the cash surrender of life insurance during the nine months ended September 30, 2022.

Capital Expenditures

Capital expenditures for the nine months ended September 30 were as follows:

(in millions)	2022	2021	Change in 2022 Over 2021
Capital expenditures	$306.3	$280.2	$26.1

The increase in cash paid for capital expenditures during the nine months ended September 30, 2022, compared with the same period in 2021, was driven by higher payments for capital expenditures related to Paris and other renewable energy projects and the new natural gas-fired generation being constructed at the existing Weston power plant site. These increases were partially offset by lower payments for capital expenditures related to upgrades to our natural gas and electric distribution systems and Crane Creek.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities decreased $114.0 million during the nine months ended September 30, 2022, compared with the same period in 2021, driven by:

•A $70.0 million increase in cash related to higher equity contributions received from our parent during the nine months ended September 30, 2022, compared with the same period in 2021, to balance our capital structure.

•A $44.4 million increase in cash related to lower net repayments of commercial paper during the nine months ended September 30, 2022, compared with the same period in 2021.

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

09/30/2022 Form 10-Q	36	Wisconsin Public Service Corporation

Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, supply chain disruptions, inflation, and interest rates. Our estimated capital expenditures and acquisitions for the next three years are reflected below. These amounts include anticipated expenditures for environmental compliance and certain remediation issues. For a discussion of certain environmental matters affecting us, see Note 18, Commitments and Contingencies.

(in millions)
2022	$517.3	(1)
2023	754.8
2024	679.9
Total	$1,952.0

(1)This includes actual capital expenditures incurred through September 30, 2022, as well as estimated capital expenditures for the remainder of the year.

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

•We, along with an unaffiliated utility, received PSCW approval to acquire Red Barn, a utility-scale wind-powered electric generating facility. The project will be located in Grant County, Wisconsin and once constructed, we will own 82 MW of this project. Our share of the cost of this project is estimated to be approximately $160 million, with construction expected to be completed in early 2023.

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

09/30/2022 Form 10-Q	37	Wisconsin Public Service Corporation

•In November 2021, we, along with WE, signed an asset purchase agreement to acquire Whitewater, a commercially operational 236.5 MW dual-fueled (natural gas and low sulfur fuel oil) combined-cycle electrical generation facility in Whitewater, Wisconsin. In December 2021, we, along with WE, filed an application with the PSCW for approval to acquire Whitewater. If approved, our share of the cost of this facility is estimated to be approximately $37.5 million for 50% of the capacity, with the transaction expected to close in early 2023.

•In January 2022, we, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire a portion of West Riverside's nameplate capacity. We are also requesting approval to assign the option to purchase part of West Riverside to WE. If approved, we or WE would acquire 100 MW of capacity, in the first of two potential option exercises. West Riverside is a combined-cycle natural gas plant recently completed by an unaffiliated utility in Rock County, Wisconsin. If approved, and we don't assign the option to WE, our share of the cost of this ownership interest would be approximately $91 million, with the transaction expected to close in the second quarter of 2023. In addition, we could exercise and request approval to assign to WE a second option to acquire an additional 100 MW of capacity. If approved, and we don't assign the option to WE, our share of the cost of this ownership interest would be approximately $90 million, with the transaction expected to close in 2024.

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

Long-Term Debt

There were no material changes in our outstanding long-term debt during the nine months ended September 30, 2022.

Common Stock Dividends

During the nine months ended September 30, 2022, we paid common stock dividends of $90.0 million to the sole holder of our common stock, Integrys.

Other Significant Cash Requirements

See Note 18, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the nine months ended September 30, 2022.

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

09/30/2022 Form 10-Q	38	Wisconsin Public Service Corporation

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

The amount, type, and timing of any financings for the remainder of 2022, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals, and other factors. We plan to maintain a capital structure consistent with that approved by the PSCW. For more information on our approved capital structure, see Item 1. Business – D. Regulation in our 2021 Annual Report on Form 10-K.

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

At September 30, 2022, our current liabilities exceeded our current assets by $105.5 million. We do not expect this to have any impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity of $127.3 million under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

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

Debt Covenants

Certain of our short-term debt agreements contain financial covenants that we must satisfy, including a debt to capitalization ratio. At September 30, 2022, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, in our 2021 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of September 30, 2022. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

09/30/2022 Form 10-Q	39	Wisconsin Public Service Corporation

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

COVID-19 Pandemic

We have taken steps to mitigate the impact of the global COVID-19 pandemic. However, the extent to which the COVID-19 pandemic could continue to impact our results of operations and liquidity is largely dependent upon the ability of our customers to resume or maintain normal operations. Adverse impacts to us from a prolonged COVID-19 pandemic environment could include a decrease in revenues, increased bad debt expense, increases in past due accounts receivable balances, and access to the capital markets at unfavorable terms or rates.

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

Regulatory, Legislative, and Legal Matters

Petitions Before PSCW Regarding Third-Party Financed Distributed Energy Resources

In May 2022, two petitions were filed with the PSCW requesting a declaratory ruling that the owner of a third-party financed DER is not a “public utility” as defined under Wisconsin law and, therefore, is not subject to the PSCW’s jurisdiction under any statute or rule regulating public utilities. In July 2022, the PSCW granted the petitions, finding that the specific facts and circumstances merited the opening of a docket to consider whether to grant all or part of the requested declaratory ruling. The PSCW has indicated that it expects to make a decision no later than December 1, 2022.

The parties that filed the petitions provide financing to their customers for installation of DERs (including solar panels and energy storage) on the customer’s property. A DER is connected to the host customer’s utility meter and is used for the customer’s energy needs. It may also be connected to the grid for distribution. At this time we are unable to predict the outcome of these proceedings; however, management is currently assessing the potential for any impact to our financial condition or results of operations from a finding in favor of the petitioners.

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

09/30/2022 Form 10-Q	40	Wisconsin Public Service Corporation

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

In June 2022, the Biden Administration used its executive powers to issue a 24-month tariff moratorium on solar panels manufactured in Cambodia, Malaysia, Thailand, and Vietnam. The moratorium comes as a direct response to concerns raised about the adverse impact from the ongoing DOC complaint on the U.S. solar industry. As the DOC will continue its investigation discussed above, companies may still be subject to tariffs after the moratorium ends; however, U.S. companies will reportedly be exempt from any retroactive tariffs that previously could have applied. The Biden Administration also announced that it plans to invoke the Defense Production Act to accelerate the production of solar panels in the U.S. The Biden Administration's actions did not address whether WROs applied to panels under previous complaints would be affected.

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

Inflation Reduction Act

In August 2022, President Biden signed into law the IRA, which provides for $258 billion in energy-related provisions over a 10-year period. The provisions of the IRA are intended to, among other things, lower gasoline and electricity prices, incentivize domestic clean energy investment, manufacturing, and production, and promote reductions in carbon emissions. We believe that we and our customers can benefit from the IRA’s provisions that extend tax benefits for renewable technologies, increase or restore higher rates for PTCs, add an option to claim PTCs for solar projects, expand qualified ITC facilities to include standalone energy storage, and its provision to allow companies to transfer tax credits generated from renewable projects. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us. Overall, we believe the IRA will help reduce our cost of investing in projects that will support our commitment to reduce emissions and provide customers affordable, reliable, and clean energy over the longer term.

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

09/30/2022 Form 10-Q	41	Wisconsin Public Service Corporation

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

Critical Accounting Policies and Estimates

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. We have found that the disclosures made in our 2021 Annual Report on Form 10-K are still current and that there have been no significant changes, except as follows:

Goodwill

We completed our annual goodwill impairment test for our utility reporting unit as of July 1, 2022. No impairment was recorded as a result of this test. At July 1, 2022, our utility reporting unit had $36.4 million of goodwill. The fair value calculated in step one of the test was greater than its carrying value. The fair value of our reporting unit was calculated using a combination of the income approach and the market approach.

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

For the market approach, we used a higher weighting for the guideline public company method than the guideline merged and acquired company method due to a low number of mergers and acquisitions in recent years. The guideline public company method uses financial metrics from similar publicly traded companies to determine fair value. The guideline merged and acquired company method calculates fair value by analyzing the actual prices paid for recent mergers and acquisitions in the industry. We applied multiples derived from these two methods to the appropriate operating metrics for our reporting unit to determine fair value.

The underlying assumptions and estimates used in the impairment test were made as of a point in time. Subsequent changes in these assumptions and estimates could change the result of the test.

At July, 1, 2022, the fair value of our reporting unit exceeded its carrying value by over 50%. Based on this result, our reporting unit is not at risk of failing step one of the goodwill impairment test.

09/30/2022 Form 10-Q	42	Wisconsin Public Service Corporation

See Note 16, Goodwill, for more information.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2022 Form 10-Q	43	Wisconsin Public Service Corporation

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2021 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2022 Form 10-Q	44	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	November 3, 2022	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2022 Form 10-Q	45	Wisconsin Public Service Corporation