Form 10-K
period 2022-12-31
WISCONSIN PUBLIC SERVICE CORP
filed 2023-02-23
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Yes ☐    No ☒

As of June 30, 2022 (and currently), all of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant.
None.

Number of shares outstanding of each class of common stock, as of
January 31, 2023

Common Stock, $4 par value, 23,896,962 shares outstanding

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format set forth in General Instruction I(2).

WISCONSIN PUBLIC SERVICE CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2022

2022 Form 10-K	i	Wisconsin Public Service Corporation

2022 Form 10-K	ii	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Integrys	Integrys Holding, Inc.
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
Act 141	2005 Wisconsin Act 141
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOPP	Notice of Planned Participation
NOV	Notice of Violation
NOx	Nitrogen Oxide
NSPS	New Source Performance Standards
PM	Particulate Matter
SO2	Sulfur Dioxide
WOTUS	Waters of the United States
WPDES	Wisconsin Pollutant Discharge Elimination System

2022 Form 10-K	iii	Wisconsin Public Service Corporation

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AD/CVD	Antidumping and Countervailing Duties
AIA	Affiliated Interest Agreement
AMI	Advanced Metering Infrastructure
ARR	Auction Revenue Right
Badger Hollow I	Badger Hollow Solar Park I
CFR	Code of Federal Regulations
Compensation Committee	Compensation Committee of the Board of Directors of WEC Energy Group, Inc.
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar-Battery Park
DER	Distributed Energy Resource
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2023-2027
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Order 13990	Executive Order 13990 of January 20, 2021 - Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
Forward Wind	Forward Wind Energy Center
FTR	Financial Transmission Right
GCRM	Gas Cost Recovery Mechanism
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
NYMEX	New York Mercantile Exchange
Omnibus Stock Incentive Plan	WEC Energy Group Omnibus Stock Incentive Plan, Amended and Restated, Effective as of May 6, 2021
Paris	Paris Solar-Battery Park
PTC	Production Tax Credit
Red Barn	Red Barn Wind Park
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor's
SIP	State Implementation Plan
SOFR	Secured Overnight Financing Rate
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
Two Creeks	Two Creeks Solar Park
UFLPA	Uyghur Forced Labor Prevention Act
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order

2022 Form 10-K	iv	Wisconsin Public Service Corporation

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

•The impact of changing expectations and demands of our customers, regulators, investors, and other stakeholders, including heightened emphasis on environmental, social, and governance concerns;

•The risk of delays and shortages, and increased costs of equipment, materials, or other resources that are critical to our business operations and corporate strategy, as a result of supply chain disruptions (including disruptions from rail congestion), inflation, and other factors;

•The impact of public health crises, including epidemics and pandemics, on our business functions, financial condition, liquidity, and results of operations;

•Factors affecting the implementation of WEC Energy Group's CO2 emission and/or methane emission reduction goals and opportunities and actions related to those goals, including related regulatory decisions, the cost of materials, supplies, and labor,

2022 Form 10-K	1	Wisconsin Public Service Corporation

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

•The direct or indirect effect on our business resulting from terrorist or other physical attacks and cyber security intrusions, as well as the threat of such incidents, including the failure to maintain the security of personally identifiable information, the associated costs to protect our utility assets, technology systems, and personal information, and the costs to notify affected persons to mitigate their information security concerns and to comply with state notification laws;

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

•The risk associated with the values of goodwill and other long-lived assets, including intangible assets, and equity method investments, and their possible impairment;

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

2022 Form 10-K	2	Wisconsin Public Service Corporation

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

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2022, 2021, and 2020, see Note 4, Operating Revenues.

Electric Sales

Our electric energy deliveries included supply and distribution sales to retail, wholesale, and resale customers. In 2022, retail revenues accounted for 89.4% of total electric operating revenues, wholesale revenues accounted for 7.2% of total electric operating revenues, and resale revenues accounted for 2.1% of total electric operating revenues. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Utility Segment Contribution to Net Income for information on MWh sales by customer class.

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

2022 Form 10-K	3	Wisconsin Public Service Corporation

The majority of our sales for resale are sold into an energy market operated by MISO at market rates based on the availability of our generation and market demand. Retail fuel costs are reduced by the amount that revenue exceeds the costs of sales derived from these opportunity sales.

Electric Sales Forecast

Our service territory experienced lower weather-normalized retail electric sales in 2022, compared with 2021. Weather-normalized sales to residential and commercial and industrial customers were above pre-pandemic 2019 levels. We currently forecast retail electric sales volumes to grow at an annual rate between 0.7% and 1.0% for the period 2025 through 2027, assuming normal weather. Electric peak demand is expected to be flat over the same period.

Customers

	Year Ended December 31
(in thousands)	2022	2021	2020
Electric customers – end of year
Residential	405.6	401.7	398.3
Small commercial and industrial	55.4	55.0	54.7
Large commercial and industrial	0.2	0.2	0.2
Total electric customers – end of year	461.2	456.9	453.2

Electric Commercial and Industrial Retail Customers

We provide electric utility service to a diversified base of customers in industries such as paper, metals and other manufacturing, utilities, food products, and governmental.

Electric Generation and Supply Mix

Our electric supply strategy is to provide our customers with energy from plants using a diverse fuel mix that is expected to balance a stable, reliable, and affordable supply of electricity with environmental stewardship. Through our participation in the MISO Energy Markets, we supply a significant amount of electricity to our customers from power plants that we own. We supplement our internally generated power supply with long-term purchase power agreements and through spot purchases in the MISO Energy Markets. We also sell excess power supply into the MISO Energy Markets when it is economical, which reduces net fuel costs by offsetting costs of purchased power. All options, including owned generation resources and purchased power opportunities, are continually evaluated on a real time basis to select and dispatch the lowest-cost resources available to meet system load requirements.

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, as well as estimates for 2023:

	Estimate (1)	Actual
	2023	2022	2021	2020
Company-owned generation units:
Coal	33.3%	34.2%	39.4%	34.5%
Natural gas combined cycle	31.4%	31.8%	31.0%	31.9%
Natural gas/oil peaking units	2.6%	3.1%	2.5%	1.4%
Renewables (2)	9.2%	8.7%	7.1%	7.4%
Total company-owned generation units	76.5%	77.8%	80.0%	75.2%
Power purchase contracts:
Natural gas	4.3%	—%	—%	—%
Renewables (2)	5.2%	4.9%	4.7%	4.9%
Other	—%	—%	—%	5.8%
Total power purchase contracts	9.5%	4.9%	4.7%	10.7%
Purchased power from MISO	14.0%	17.3%	15.3%	14.1%
Total purchased power	23.5%	22.2%	20.0%	24.8%
Total electric utility supply	100.0%	100.0%	100.0%	100.0%

2022 Form 10-K	4	Wisconsin Public Service Corporation

(1)    The values included in the estimate assume a natural gas price based on the December 2022 NYMEX.

(2)    Includes hydroelectric, solar, and wind generation.

Electric Generation Facilities

Our generation portfolio is a mix of energy resources having different operating characteristics and fuel sources designed to balance providing energy that is stable, reliable, and affordable with environmental stewardship. We own 2,475 MW of generation capacity, including wholly owned and jointly owned facilities. Our facilities include coal-fired plants, natural gas-fired plants, and renewable generation. Certain of our natural gas-fired generation units have the ability to burn oil if natural gas is not available due to delivery constraints. For more information about our facilities, see Item 2. Properties.

Environmental Goals

WEC Energy Group has set goals to achieve reductions in carbon emissions from its electric generation fleet, which includes us, by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by making operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is net-zero CO2 emissions by 2050.

By the end of 2030, WEC Energy Group expects to use coal as a backup fuel only and believes it will be in a position to eliminate coal as an energy source by the end of 2035.

Creating a Sustainable Future

WEC Energy Group's ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fired generation. The retirements will contribute to meeting WEC Energy Group's and our goals to reduce CO2 emissions from our electric generation. When taken together, the retirements and new investments in renewables and clean generation discussed in more detail below, should better balance our supply with our demand, while maintaining reliable, affordable energy for our customers.

WEC Energy Group has already retired more than 1,800 MWs of coal-fired generation since the beginning of 2018, which included the 2018 retirement of the Pulliam power plant and the jointly-owned Edgewater Unit 4 generating units. See Note 6, Regulatory Assets and Liabilities, for more information related to these power plant retirements. Through the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2026, which includes the planned retirement by June 2026 of jointly-owned Columbia Units 1-2. See Note 7, Property, Plant, and Equipment, for more information.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Corporate Developments for more information on the ESG Progress Plan.

Also see Item 1A. Risk Factors - Risks Related to Legislation and Regulation - Our operations, capital expenditures, and financial results may be affected by the impact of GHG legislation, regulation, and emission reduction goals.

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

Wind

In January 2022, we, along with an unaffiliated utility, received approval from the PSCW to acquire Red Barn, a utility-scale wind-powered electric generating facility. The project will be located in Grant County, Wisconsin and once constructed, we will own 82 MW of this project. Construction of the project is expected to be completed during the first half of 2023.

2022 Form 10-K	5	Wisconsin Public Service Corporation

In December 2022, we completed capital investments to repower major components of Crane Creek Wind Park, which qualifies for PTCs.

Solar and Battery Storage

As part of our commitment to invest in zero-carbon generation, in April 2021, we, along with WE and an unaffiliated utility, filed an application with the PSCW for approval to acquire the Koshkonong Solar-Battery Park. Koshkonong Solar-Battery Park is a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once fully constructed, we will own 45 MW of solar generation and 25 MW of battery storage of this project. If approved, construction of the solar portion is expected to be completed in 2025.

We have also received approvals from the PSCW to invest in 96 MW of utility-scale solar and battery storage projects, including the following:

•In December 2022, we, along with WE and an unaffiliated utility, received approval from the PSCW to acquire and construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, we will own 37 MW of solar generation and 12 MW of battery storage of this project. The construction of the solar portion is expected to be completed in 2024.

•In January 2022, we, along with WE and an unaffiliated utility, received PSCW approval to acquire and construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once fully constructed, we will own 30 MW of solar generation and 17 MW of battery storage of this project. The construction of the solar portion is expected to be completed in 2023.

Natural Gas-Fired Generation

We have filed applications with the PSCW for approval to invest in natural gas-fired generation. In January 2022, we, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire a portion of West Riverside's nameplate capacity. We are also requesting approval to assign the option to purchase part of West Riverside to WE. If approved, we or WE would acquire 100 MW of capacity, in the first of two potential option exercises. West Riverside is a combined cycle natural gas plant recently completed by an unaffiliated utility in Rock County, Wisconsin. If approved, the transaction is expected to close in the second quarter of 2023. In addition, we could exercise and request approval to assign to WE a second option to acquire an additional 100 MW of capacity.

We have received approval from the PSCW to invest in 182.3 MW of natural gas-fired generation, including the following:

•In December 2022, we and WE received approval from the PSCW to acquire Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility in Whitewater, Wisconsin. Our share of the of capacity is 50%, or 118.3 MW. We added Whitewater to our generation portfolio when this transaction closed in January 2023.

•In March 2022, we and WE received approval from the PSCW to construct a natural gas-fired generation facility at our existing Weston power plant site in northern Wisconsin. The new facility will consist of seven RICE units. Once fully constructed, we will own 64 MW of this project. Construction is expected to be completed in 2023.

Other Sustainability Programs

In August 2021, the PSCW approved a pilot program for us to install and maintain EV charging equipment for customers at their homes or businesses. The program provides direct benefits to customers by removing cost barriers associated with installing EV equipment. In October 2021, subject to the receipt of any necessary regulatory approvals, WEC Energy Group pledged to expand the EV charging network within the service territories of its electric utilities. In doing so, WEC Energy Group joined a coalition of utility companies in a unified effort to make EV charging convenient and widely available throughout the Midwest. The coalition WEC Energy Group joined is planning to help build and grow EV charging corridors, enabling the general public to safely and efficiently charge their vehicles.

2022 Form 10-K	6	Wisconsin Public Service Corporation

Electric System Reliability

The PSCW requires us to maintain a planning reserve margin above our projected annual peak demand forecast to help ensure reliability of electric service to our customers. These planning reserve requirements are consistent with the MISO calculated planning reserve margin. In 2008, the PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten). For short-term planning (planning year one), the PSCW requires Wisconsin utilities to follow the planning reserve margin established by MISO. MISO has a 17.9% installed capacity reserve margin requirement for the planning year from June 1, 2022, through May 31, 2023. MISO is implementing seasonal requirements effective June 1, 2023. The installed capacity reserve margins for the planning year June 1, 2023 through May 31, 2024 are as follows: 15.9% summer (June – August), 25.8% fall (September – November), 41.2% winter (December – February) and 39.3% spring (March – May). MISO's short-term reserve margin requirements experience year-to-year and season-to-season fluctuations, primarily due to changes in the generation resource mix and average forced outage rate of generation within the MISO footprint.

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

Our average fuel and purchased power costs per MWh by fuel type, including delivery costs, were as follows for the years ended December 31:

	2022	2021	2020
Coal	$26.68	$23.00	$23.10
Natural gas combined cycle	38.98	22.36	15.80
Natural gas/oil peaking units	77.80	69.07	32.33
Purchased power	60.19	49.42	34.09

We purchase coal under long-term contracts, which helps with price stability. Coal and associated transportation services are exposed to volatility in pricing due to changing domestic and world-wide demand for coal and diesel fuel. To moderate this volatility risk, we have PSCW approval for a hedging program. This program allows us to hedge up to 75% of our potential risks related to rail transportation fuel surcharge exposure. The results of this hedging program, when used, are reflected in the average costs of fuel and purchased power.

We purchase natural gas for our plants on the spot market from natural gas marketers, utilities, and producers, and we arrange for transportation of the natural gas to our plants. We have firm and interruptible transportation, as well as balancing and storage agreements, intended to support our plants' variable usage. We also have PSCW approval for a hedging program to moderate volatility related to natural gas price risk. This program allows us to hedge up to 75% of our estimated natural gas use for electric generation. The results of this hedging program are reflected in the average costs of natural gas.

Coal Supply

We diversify the coal supply for our jointly-owned electric generating facilities by purchasing coal from several mines in Wyoming and Pennsylvania, as well as from various other states. For 2023, 100% of our total projected coal requirements of 2.5 million tons are contracted under fixed-price contracts. See Note 21, Commitments and Contingencies, for more information on amounts of coal purchases and coal deliveries under contract.

2022 Form 10-K	7	Wisconsin Public Service Corporation

The annual tonnage amounts contracted for the next three years are as follows:

(in thousands)	Annual Tonnage
2023	2,513
2024	2,500
2025	1,620

Coal Deliveries

All of our coal requirements are expected to be shipped by unit trains that we own or lease under existing transportation agreements. The unit trains transport the coal for electric generating facilities from mines in Wyoming and Pennsylvania. Additional small volume agreements may also be used to supplement the normal coal supply for our facilities. For additional information concerning risks related to coal supply chain disruptions, see the risk factor below.

•Item 1A. Risk Factors – Risks Related to Economic and Market Volatility – We may not be able to obtain an adequate supply of coal, which could limit our ability to operate our coal-fired facilities.

Power Purchase Commitments

We enter into short and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. Our power purchase commitments with unaffiliated parties consist of 100 MW per year for 2023 through 2027, which exclude planning capacity purchases. Through WEC Energy Group's ESG Progress Plan, we retired some of our older, less efficient coal-fired generation in 2018. To procure additional planning capacity, we purchased capacity from the MISO annual auction to ensure that we maintain our compliance with planning reserve requirements as established by the PSCW and MISO.

Seasonality

Our electric utility sales are impacted by seasonal factors and varying weather conditions. We sell more electricity during the summer months because of the residential cooling load. We continue to upgrade our electric distribution system, including substations, transformers, and lines, to meet the demand of our customers. In 2022, our generating plants performed as expected during the warmest periods of the summer, and all power purchase commitments under firm contract were received. During this period, we did not require public appeals for conservation, and we did not interrupt or curtail service to non-firm customers who participate in load management programs. We did have economic interruption events; however, service to customers was not curtailed. Economic interruptions are declared during times in which the price of electricity in the regional market exceeds the cost of operating the company's peaking generation. During this time, interruptible customers can choose to continue using electricity at a price based on wholesale market prices or to reduce their load.

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

We provide service to residential and commercial and industrial customers. In addition, we offer natural gas transportation services to our customers that elect to purchase natural gas directly from a third-party supplier. Major industries served include paper, utilities, food products, governmental, and education. See Item 7. Management's Discussion and Analysis of Financial Condition and

2022 Form 10-K	8	Wisconsin Public Service Corporation

Results of Operations – Results of Operations – Utility Segment Contribution to Net Income for information on natural gas sales volumes by customer class.

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2022, 2021, and 2020, see Note 4, Operating Revenues.

Natural Gas Sales Forecast

Our service territory experienced higher weather-normalized retail natural gas deliveries (excluding natural gas deliveries for electric generation) in 2022 as compared to 2021 due to strong growth in sales to retail customers and deliveries to transportation service customers. We currently forecast retail natural gas delivery volumes to grow at an annual rate between 0.6% and 1.0% for the period 2025 through 2027, assuming normal weather.

Customers

	Year Ended December 31
(in thousands)	2022	2021	2020
Customers – end of year
Residential	304.8	302.3	300.2
Commercial and industrial	34.9	34.7	34.5
Transportation	0.9	0.9	0.9
Total customers	340.6	337.9	335.6

Natural Gas Supply, Pipeline Capacity and Storage

We manage portfolios of natural gas supply contracts, storage services, and pipeline transportation services designed to meet varying customer use patterns. For more information on our natural gas utility supply and transportation contracts, see Note 21, Commitments and Contingencies.

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

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our forecasted design peak-day throughput is 8.7 million therms for the 2022 through 2023 heating season. Our peak daily send-out during 2022 was 6.1 million therms on January 25, 2022.

2022 Form 10-K	9	Wisconsin Public Service Corporation

On December 23, 2022, the Guardian pipeline, which provides natural gas to our distribution network, experienced a significant equipment failure, resulting in a significant reduction in the delivery of natural gas it had committed to provide. In addition, extreme cold weather in our service territory put additional strain on our ability to receive natural gas from other pipeline suppliers. As a result of these events, we reduced natural gas deliveries to our interruptible business customers. By reducing these deliveries, we were able to avoid any significant natural gas outages.

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

Competition

We face varying degrees of competition from other entities and other forms of energy available to consumers. Many large commercial and industrial customers have the ability to switch between natural gas and alternative fuels. Electrification initiatives or mandates are being considered or proposed by local and state governments. In addition, all of our customers have the opportunity to choose a natural gas supplier other than us. We offer natural gas transportation services for customers that elect to purchase natural gas directly from a third-party supplier. We continue to earn distribution revenues from these transportation customers for their use of our distribution systems to transport natural gas to their facilities. As such, the loss of revenue associated with the cost of natural gas that our transportation customers purchase from third-party suppliers has little impact on our net income, as it is offset by an equal reduction to natural gas costs.

For more information on competition in our service territory, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Competitive Markets.

2022 Form 10-K	10	Wisconsin Public Service Corporation

Environmental Goals

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution systems, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its utility systems. In 2022, we received approval from the PSCW for an RNG pilot. We also signed our first two contracts for RNG for our natural gas distribution system, pursuant to which we will be transporting the output of local dairy farms onto our gas distribution system. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. We expect to have RNG flowing to our distribution system later in 2023, supporting our goal to reduce methane emissions.

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

Rates

Our retail electric and natural gas rates are regulated by the PSCW, and the FERC regulates our wholesale electric rates. Decisions by these regulators can significantly impact our liquidity, financial condition, and results of operations. The following table compares our utility operating revenues by regulatory jurisdiction for each of the three years ended December 31:

	2022		2021		2020
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Electric
Wisconsin	$1,189.0	90.2%	$1,074.8	91.0%	$1,009.6	88.8%
FERC – Wholesale	129.4	9.8%	106.1	9.0%	127.4	11.2%
Total	1,318.4	100.0%	1,180.9	100.0%	1,137.0	100.0%

Natural Gas – Wisconsin	466.8	100.0%	340.0	100.0%	270.1	100.0%

Total utility operating revenues	$1,785.2		$1,520.9		$1,407.1

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

2022 Form 10-K	11	Wisconsin Public Service Corporation

Historically, retail rates approved by the PSCW have been designed to provide utilities the opportunity to generate revenues to recover all prudently-incurred costs, along with a return on investment sufficient to pay interest on debt and provide a reasonable ROE. Rates charged to customers vary according to customer class and rate jurisdiction. We are subject to an earnings sharing mechanism in which a portion of our earnings are required to be refunded to customers if we earn above our authorized ROE. See Note 23, Regulatory Environment, for more information on our earnings sharing mechanism. The table below reflects our approved ROE and capital structure during 2022.

Regulated Retail Rates	Regulatory Commission	Authorized ROE	Average Common Equity Component
Electric and natural gas (1)	PSCW	10.0%	52.5%

(1)    In accordance with our most recent rate order, effective January 1, 2023, our base rates reflect a 9.80% authorized ROE and an average common equity component of 53.0%. See Note 23, Regulatory Environment, for more information.

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

See Note 1(d), Operating Revenues, for more information on the significant mechanisms we had in place during 2022 that allowed us to recover or refund changes in prudently incurred costs from rate case-approved amounts.

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

As part of MISO, a market-based platform is used for valuing transmission congestion premised upon an LMP system. The LMP system includes the ability to hedge transmission congestion costs through ARRs and FTRs. ARRs are allocated to market participants by MISO, and FTRs are purchased through auctions. A new allocation and auction were completed for the period of June 1, 2022,

2022 Form 10-K	12	Wisconsin Public Service Corporation

through May 31, 2023. The resulting ARR allocation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

MISO has an annual zonal resource adequacy requirement to ensure there is sufficient generation capacity to serve the MISO footprint. To meet this requirement, capacity resources can be acquired through MISO's annual capacity auction, bilateral contracts for capacity, or provided from generating or demand response resources. While the zone in which our load resides had sufficient generation capacity resources for the period between June 1, 2022 and May 31, 2023, the MISO North region as a whole did not have enough capacity to meet the planning reserve margin for the same time period. Due to the capacity shortage in the MISO North region, all of its zones cleared at the cost of new entry in the annual auction, which is the maximum clearing price. To date, there have been sufficient resources in real time operations to meet the demand obligations in the MISO North region.

MISO is implementing a seasonal resource adequacy requirement effective June 1, 2023. As part of this, the capacity accreditation methodology has changed for thermal resources. Currently, it is difficult to predict the MISO North region's capacity position for the upcoming planning year. It is possible that the capacity shortage in the MISO North region will continue as additional resources retire and new resources are delayed. Our strategy has always been to minimize the amount of capacity we procure from the auction to reduce our exposure to capacity shortages. This includes managing our generation portfolio, both retirements and new resources, to ensure we do not get in a significant short position.

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

2022 Form 10-K	13	Wisconsin Public Service Corporation

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

WEC Energy Group's Board of Directors retains collective responsibility for comprehensive risk oversight of WEC Energy Group and its subsidiaries, including critical areas that could impact our sustainability, such as human capital. Management regularly reports to WEC Energy Group's Board of Directors on human capital management topics, including corporate culture, diversity, equity, and inclusion, employee development, and safety and health. WEC Energy Group's Board of Directors delegates specified duties to its committees. In addition to its responsibilities relative to executive compensation, the Compensation Committee has oversight responsibility for reviewing organizational matters that could significantly impact us, including succession planning. The Compensation Committee reviews recruiting and development programs and priorities, receives updates on key talent, and assesses workforce diversity across WEC Energy Group and its subsidiaries.

Workforce

As of December 31, 2022, we had 1,136 employees, including 813 that are represented under union agreements. We believe we have very good overall relations with our workforce. In order to attract and retain talent, we provide competitive wages and benefits to our employees based on their performance, role, location, and market data. Our compensation package also includes a 401(k) savings plan with an employer match, an annual incentive plan based on meeting company goals, healthcare and insurance benefits, vacation and paid time off days, as well as other benefits.

Diversity, Equity, and Inclusion

We are committed to fostering a diverse workforce and inclusive workplace. Our commitment is a core strategic competency and an integral part of our culture. As of December 31, 2022, women and racial minorities represented approximately 15% and 3%, respectively, of our workforce. WEC Energy Group has a number of initiatives that promote diverse workforce contributions, educate employees about diversity, equity, and inclusion, and ensure its companies, including us, are attractive employers for persons of diverse backgrounds. These initiatives include nine business resource groups (voluntary, employee-led groups organized around a particular shared background or interest), mentoring programs, and training for leaders on countering unconscious bias, building inclusive teams, and preventing workplace harassment. We also support external leadership and educational programs that support, train, and promote women and minorities in the communities we serve.

Safety and Health

WEC Energy Group's Executive Safety Committee directs our safety and health strategy, works to ensure consistency across groups, and reinforces our ongoing safety commitment that we refer to as “Target Zero.” Under our Target Zero commitment, we have an ultimate goal of zero incidents, accidents, and injuries. Our corporate safety program provides a forum for addressing employee concerns, training employees and contractors on current safety standards, and recognizing those who demonstrate a safety focus. We monitor and set goals for Occupational Safety and Health Administration lost-time incidents and days away, restricted or

2022 Form 10-K	14	Wisconsin Public Service Corporation

transferred metrics, as well as leading indicators, which together raise awareness about employee safety and guide injury-prevention activities.

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

2022 Form 10-K	15	Wisconsin Public Service Corporation

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

Our operations are subject to extensive and evolving federal, state, and local environmental laws, regulations, and permit requirements related to, among other things, air emissions (including, but not limited to: CO2, methane, mercury, SO2, and NOx), protection of natural resources, water quality, wastewater discharges, and management of hazardous and toxic substances and solid wastes and soils. For example, the EPA adopted and implemented (or is in the process of implementing) regulations governing the emission of NOx, ozone, fine particulates, and other air pollutants under the CAA through the NAAQS, climate change regulations, NSPS for GHG emissions from new, modified, and reconstructed fossil-fueled power plants, and other air quality regulations. The EPA also finalized regulations under the Clean Water Act that govern cooling water intake structures at our power plants, revised the

2022 Form 10-K	16	Wisconsin Public Service Corporation

effluent guidelines for steam electric generating plants, and along with the United States Army Corps of Engineers, released a final rule revising the definition of WOTUS that may impact projects requiring federal permits. Several of these rules are being challenged or reviewed by agencies under the Biden Administration's Executive Order 13990, which creates additional uncertainty. As a result of these challenges and reviews, existing environmental laws and regulations may be revised or new laws or regulations may be adopted at the federal, state, or local level.

We incur significant capital and operating resources to comply with environmental laws, regulations, and requirements, including costs associated with the installation of pollution control equipment; operating restrictions on our facilities; and environmental monitoring, emissions fees, and permits at our facilities. The operation of emission control equipment and compliance with rules regulating our intake and discharge of water could also increase our operating costs and reduce the generating capacity of our power plants. These regulations may create substantial additional costs in the form of taxes or emission allowances and could affect the availability and/or cost of fossil fuels and our ability to continue operating certain generating units. Failure to comply with these laws, regulations, and requirements, even if caused by factors beyond our control, may result in the assessment of civil or criminal penalties and fines. We continue to assess the potential cost of complying, and to explore different alternatives in order to comply, with these and other environmental regulations.

As a result of these compliance costs and other factors, certain of our coal-fired electric generating facilities have become uneconomical to maintain and operate, which has resulted in these units being retired or converted to an alternative type of fuel. As part of WEC Energy Group's commitment to a cleaner energy future, we have already retired approximately 300 MW of coal-fired generation since the beginning of 2018. Under the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2026, and plans to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities. We continue to evaluate the conversion of certain coal units to natural gas.

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

There is continued scientific and political attention to issues concerning the existence and extent of climate change. Management expects this attention to continue since climate change is one of President Biden's primary initiatives, with significant actions being taken by his administration with more expected to follow. As a result, we expect the EPA and states to adopt and implement additional regulations to restrict emissions of GHGs. There have also been increasing efforts to introduce and adopt electrification

2022 Form 10-K	17	Wisconsin Public Service Corporation

initiatives and/or mandates and other efforts to reduce the use of natural gas. In addition, there is increasing activism from other stakeholders, including institutional investors and other sources of financing, to accelerate the transition to lower GHG emissions.

Costs associated with such legislation, regulation, and emission reduction goals could be significant. GHG regulations that may be adopted in the future, at either the federal or state level, or other necessary changes to WEC Energy Group's ESG Progress Plan, may cause our environmental compliance spending to differ materially from the amounts currently estimated. There is no guarantee that we will be allowed to fully recover costs incurred to comply with these and other federal and state regulations or that cost recovery will not be delayed or otherwise conditioned. These regulations, as well as changes in the fuel markets and advances in technology, could make additional electric generating units uneconomic to maintain or operate, may impact how we operate our existing fossil-fueled power plants, and could cause us to retire and replace units earlier than planned under the ESG Progress Plan, which could lead to a possible loss on abandonment and reduced revenues.

In addition, our natural gas delivery systems may generate fugitive gas as a result of normal operations and as a result of excavation, construction, and repair. Fugitive gas typically vents to the atmosphere and consists primarily of methane. CO2 is also a byproduct of natural gas consumption. Certain states outside our service territories have passed legislation banning natural gas used in new construction in order to limit these GHG emissions. Future local, statewide, or nationwide actions like these to regulate GHG emissions could increase the price of natural gas, restrict the use of natural gas, cause us to accelerate the replacement and/or updating of our natural gas delivery systems, and adversely affect our ability to operate our natural gas facilities. A significant increase in the price of natural gas may increase rates for our natural gas customers, which could reduce natural gas demand.

The adoption of electrification initiatives and/or mandates could result in a further reduction in natural gas demand and revenue, as well as an increase in electrical demand and increased investment costs for existing or new electrical systems. These types of initiatives and/or mandates could result in increased costs associated with permitting and siting of new technologies and delayed installation and start-up timelines. In addition, financial investments in older carbon intensive technologies may not be fully realized.

WEC Energy Group has set goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. Over the longer term, the target for WEC Energy Group's generation fleet is net-zero CO2 emissions by 2050. WEC Energy Group also believes it will be in a position to eliminate coal as an energy source by the end of 2035.

We continue to monitor the financial and operational feasibility of taking more aggressive action to further reduce GHG emissions in order to limit future global temperature increases. Through its ESG Progress Plan, WEC Energy Group continues to reduce methane emissions by improving its natural gas distribution systems. WEC Energy Group set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030.

The ability to achieve these reductions in CO2 and methane emissions depends on many external factors, including the ability to make operating refinements, the retirement of less efficient generating units, the development of relevant energy technologies, the use of RNG throughout our natural gas utility systems, and the ability to execute WEC Energy Group's capital plan. These efforts could impact how we operate our electric generating units and natural gas facilities and lead to increased competition and regulation, all of which could have a material adverse effect on our operations and financial condition.

Changes in tax legislation, IRS audits, or our inability to use certain tax benefits and carryforwards, may adversely affect our financial condition, results of operations, and cash flows, as well as our credit ratings.

Tax legislation and regulations can adversely affect, among other things, our financial condition, results of operations, cash flows, liquidity, and credit ratings. Future changes to corporate tax rates or policies, including under Treasury Regulations and guidance issued in connection with the IRA, could require us to take material charges against earnings. Such changes include, among other things, increasing the federal corporate income tax rate, disallowing use of certain tax benefits and carryforwards, limiting interest deductions, and altering the expensing of capital expenditures. Our inability to manage these changes, an adverse determination by one of the applicable taxing jurisdictions, or additional interpretations, implementing regulations, amendments, or technical corrections by the Treasury Department, the IRS, or state income tax authorities, could significantly impact our financial results and cash flows.

We have significantly reduced our federal and state income tax liabilities in the past through tax credits, net operating losses, and charitable contribution deductions. A reduction in or disallowance of these tax benefits could adversely affect our earnings and cash flows. We have not fully used these allowed tax benefits in our previous tax filings and have carried them forward to use against

2022 Form 10-K	18	Wisconsin Public Service Corporation

future taxable income. Our inability to generate sufficient taxable income in the future to fully use these tax carryforwards before they expire, or to transfer future tax credits as discussed below, could significantly affect our tax obligations and financial results.

In addition, we have invested, and plan to continue to invest, in renewable energy generating facilities. These facilities generate PTCs or ITCs that we can use to reduce our federal tax obligations. The recently passed IRA may also allow us to transfer some of these future credits to third parties at a discounted value. We are still awaiting Treasury guidance on how and when we are allowed to transfer these credits. The amount of tax credits we earn depends on available government incentives and policies, the amount of electricity produced, the applicable tax credit rate, or the amount of the investment in qualifying property. In addition, a variety of operating and economic factors, including transmission constraints, adverse weather conditions, and breakdown or failure of equipment, could significantly reduce the PTCs generated by the renewable projects we have invested in, resulting in a material adverse impact on our financial condition and results of operations. The imposition of additional taxes, tariffs, or other assessments related to renewable energy projects as well as any reductions or eliminations of tax credits or other governmental incentives that promote renewable energy generating facilities may limit our ability to make further investments in renewable energy generating facilities or reduce the returns on our existing investments.

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

Risks Related to the Operation of Our Business

Public health crises, including epidemics and pandemics, could adversely affect our business functions, financial condition, liquidity, and results of operations.

Public health crises, including epidemics and pandemics, and any related government responses may adversely impact the economy and financial markets and could have a variety of adverse impacts on us, including a decrease in revenues; increased bad debt expense; increases in past due accounts receivable balances; and access to the capital markets at unreasonable terms or rates.

Public health crises, including epidemics and pandemics, and any related government responses could also impair our ability to develop, construct, and operate facilities. Risks include extended disruptions to supply chains and inflation, resulting in increased costs for labor, materials, and services, which could adversely impact our ability to implement our corporate strategy. We may also be adversely impacted by labor disruptions and productivity as a result of infections, employee attrition, and a reduced ability to replace departing employees as a result of employees who leave or forego employment to avoid any required precautionary measures.

Despite our efforts to manage the impacts of public health crises, including epidemics and pandemics, that may occur in the future, the extent to which they may affect us depends on factors beyond our knowledge or control. As a result, we are unable to determine the potential impact any such public health crises, including epidemics and pandemics, may have on our business plans and operations, liquidity, financial condition, and results of operations.

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

2022 Form 10-K	19	Wisconsin Public Service Corporation

Potential breakdown or failure may occur due to severe weather (i.e., storms, tornadoes, floods, droughts, etc.); catastrophic events (i.e., fires, earthquakes, and explosions); public health crises, including epidemics and pandemics; significant changes in water levels in waterways; fuel supply or transportation disruptions; accidents; employee labor disputes; construction delays or cost overruns; shortages of or delays in obtaining equipment, material, and/or labor; performance below expected levels; operating limitations that may be imposed by environmental or other regulatory requirements; terrorist or other physical attacks; or cyber security intrusions. Any of these events could lead to substantial financial losses, including increased maintenance costs, and unanticipated capital expenditures. Because our electric generation and renewable energy facilities are interconnected with third-party transmission facilities, the operation of our facilities could also be adversely affected by events impacting their systems. Unplanned outages at our power plants may reduce our revenues, cause us to incur significant costs if we are required to operate our higher cost electric generators or purchase replacement power to satisfy our obligations, and could result in additional maintenance expenses.

Insurance, warranties, performance guarantees, or recovery through the regulatory process may not cover any or all of these lost revenues or increased expenses, which could adversely affect our results of operations and cash flows.

Our natural gas operations depend upon the availability of adequate interstate pipeline transportation capacity and natural gas.

We purchase almost all of our natural gas supply from interstate sources that must be transported to the applicable service territories. Interstate pipeline companies transport the natural gas to our natural gas systems under firm service agreements that are designed to meet the requirements of our core markets. A significant disruption to interstate pipelines capacity or reduction in natural gas supply due to events including, but not limited to, operational failures or disruptions, hurricanes, tornadoes, floods, freeze off of natural gas wells, terrorist or physical attacks, cyberattacks, other acts of war, or legislative or regulatory actions or requirements, including remediation related to integrity inspections or regulations and laws enacted to address climate change, could reduce the normal interstate supply of natural gas and thereby significantly disrupt our operations and/or reduce earnings. For example, in December 2022, the Guardian Pipeline experienced a significant equipment failure, which limited the amount of natural gas that it could send us. Moreover, if additional natural gas infrastructure, including, but not limited to, exploration and drilling rigs and platforms, processing and gathering systems, offshore pipelines, interstate pipelines and storage, cannot be built at a pace that meets demand, then growth opportunities could be limited.

Our operations are subject to various conditions that can result in fluctuations in energy sales to customers, including customer growth and general economic conditions in our service area, varying weather conditions, and energy conservation efforts.

Our results of operations and cash flows are affected by the demand for electricity and natural gas, which can vary greatly based upon:

•Fluctuations in customer growth and general economic conditions in our service area. Customer growth and energy use can be negatively impacted by population declines as well as economic factors in our service territory, including workforce reductions, stagnant wage growth, changing levels of support from state and local government for economic development, business closings, and reductions in the level of business investment. We are impacted by economic cycles and the competitiveness of the commercial and industrial customers we serve. Any economic downturn, disruption of financial markets, or reduced incentives by state government for economic development could adversely affect the financial condition of our customers and demand for their products or services. These risks could directly influence the demand for electricity and natural gas as well as the need for additional power generation and generating facilities. We could also be exposed to greater risks of accounts receivable write-offs if customers are unable to pay their bills.
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

2022 Form 10-K	20	Wisconsin Public Service Corporation

rates as a result of reduced sales from effective conservation measures or the adoption of new technologies, could adversely impact our results of operations and financial condition.

Our operations are subject to the effects of global climate change.

A changing climate creates uncertainty and could result in broad changes, both physical and financial in nature, to our service territory.

If climate changes occur that result in extreme temperatures in our service territory, our financial results could be adversely impacted by lower electric and natural gas usage and higher natural gas costs. An extreme weather event could result in downed wires and poles or damage to other operating equipment, which could result in us incurring significant restoration costs and foregoing sales of electricity and lost revenues. An extreme weather event could also cause the cost of gas purchased for our natural gas utility customers and for the use of fuel at our generation facilities to be temporarily driven significantly higher than our normal winter weather expectations. Although we have regulatory mechanisms in place for recovering all prudently incurred natural gas costs, regulatory commissions could disallow recovery or order the refund of any costs determined to be imprudent.

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

Our operations and future results may be impacted by changing expectations and demands of our customers, regulators, investors, and other stakeholders, including heightened emphasis on environmental, social and governance concerns.

Our ability to execute WEC Energy Group's strategy and achieve anticipated financial outcomes are influenced by the expectations of our customers, regulators, investors, and other stakeholders. Those expectations are based in part on the core fundamentals of affordability and reliability but are also increasingly focused on our ability to meet rapidly changing demands for new and varied products, services, and offerings. Additionally, the risks of global climate change continues to shape our customers’ sustainability goals and energy needs, as well as the investment and financing criteria of investors. Failure to meet these increasing expectations or to adequately address the risks and external pressures from regulators, customers, investors, and other stakeholders may impact our reputation and affect our ability to achieve favorable outcomes in future rate cases or our results of operations. Furthermore, the increasing use of social media may accelerate and increase the potential scope of negative publicity we might receive and could increase the negative impact on our reputation, business, results of operations, and financial condition. As it relates to electric generation, a diversified fleet with increasingly clean generation resources may facilitate more efficient financing and lower costs. Conversely, jurisdictions utilizing more carbon-intensive generation such as coal may experience difficulty attracting certain investors and obtaining the most economical financing terms available. Furthermore, with this heightened emphasis on environmental, social, and governance concerns, and climate change in particular, there is an increased risk of litigation.

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

2022 Form 10-K	21	Wisconsin Public Service Corporation

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

Our business requires substantial capital expenditures for investments in, among other things, capital improvements to our electric generating facilities, electric and natural gas distribution infrastructure, and other projects, including projects for environmental compliance. We also expect to continue constructing and investing in renewable energy generating facilities as part of WEC Energy Group's ESG Progress Plan, including repowering existing wind generation projects in our generation portfolio.

Achieving the intended benefits of any large construction project is subject to many uncertainties, some of which we will have limited or no control over, that could adversely affect project costs and completion time. Supply chain disruptions, including solar panel shortages and increasing material costs as a result of government tariffs and other factors, could impact the timing of completion of our renewable projects. Additional risks include, but are not limited to, the ability to adhere to established budgets and time frames; the availability of labor or materials at estimated costs; the ability of contractors to perform under their contracts; strikes; adverse weather conditions; potential legal challenges; changes in applicable laws or regulations; rising interest rates; the impact of public health crises, including epidemics and pandemics; other governmental actions; continued public and policymaker support for such projects; and events in the global economy. In addition, certain of these projects require the approval of the PSCW. If construction of commission-approved projects should materially and adversely deviate from the schedules, estimates, and/or projections on which the approval was based, our regulators may deem the additional capital costs as imprudent and disallow recovery of them through rates, and otherwise available PTCs and ITCs for renewable energy projects could be lost or lose value.

To the extent that delays occur, costs become unrecoverable, tax credits are lost or lose value, or we (or third parties with whom we invest and/or partner) otherwise become unable to effectively manage and complete our (or their) capital projects, our results of operations, cash flows, and financial condition may be adversely affected.

Our operations are subject to risks beyond our control, including but not limited to, cyber security intrusions, terrorist or other physical attacks, acts of war, or unauthorized access to personally identifiable information.

We have been subject to attempted cyber attacks from time to time, and will likely continue to be subject to such attempted attacks; however, these prior attacks have not had a material impact on our system or business operations. Despite the implementation of security measures, all assets and systems are potentially vulnerable to disability, failures, or unauthorized access due to physical or cyber security intrusions caused by human error, vendor bugs, terrorist or other physical attacks (including potential attacks on our substations and other electric distribution equipment), acts of war, or other malicious acts. These threats could result in a full or partial disruption of our ability to generate, transmit, purchase, or distribute electricity or natural gas or cause environmental repercussions. If our assets or systems were to fail, be physically damaged, or be breached, and were not recovered in a timely manner, we may be unable to perform critical business functions, and data, including sensitive information, could be compromised.

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

2022 Form 10-K	22	Wisconsin Public Service Corporation

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

Threats to our systems and operations continue to emerge as new ways to compromise components into our systems or networks are developed. Any operational disruption or environmental repercussions caused by on-going or future threats to our assets and technology systems could result in a significant decrease in our revenues or significant reconstruction or remediation costs, which could materially and adversely affect our results of operations, financial condition, and cash flows. The costs of repairing damage to our facilities, operational disruptions, protecting personally identifiable information, and notifying impacted persons, as well as related legal claims, may also not be recoverable in rates, may exceed the insurance limits on our insurance policies, or, in some cases, may not be covered by insurance.

Advances in technology, and legislation or regulations supporting such technology, could make our electric generating facilities less competitive and may impact the demand for natural gas.

Advances in new technologies that produce or store power or reduce power consumption are ongoing and include renewable energy technologies, customer-oriented generation, energy storage devices, and energy efficiency technologies. We generate power at central station power plants and utility-scale renewable generation facilities to achieve economies of scale and produce power at a competitive cost. Distributed generation technologies that produce power, including fuel cells, microturbines, wind turbines, solar cells, and related energy storage devices, have technologically improved and have become more cost competitive than they were in the past. Recently, the PSCW issued a declaratory ruling finding that a third-party financed DER is not a “public utility” under Wisconsin law. A second petition is also being considered. Although the finding in the first petition was limited to the specific facts and circumstances of the lease presented in that petition, similar findings or a broader policy position could adversely impact our business operations.

Recently enacted legislation, including the IRA and the Infrastructure Investment and Jobs Act, promotes the construction and cost-effectiveness of renewable energy generation, including distributed generation technologies, for self-supply of electricity by our customers and third parties. This legislation also incentivizes modernization of the electric distribution grid to, among other things, accommodate two-way flows of electricity and increase the grid's capacity to interconnect to these distributed generation technologies. Other legislation or regulations could be adopted supporting the use of these technologies at below cost or that permit third-party sales from such facilities, and allow these facilities to interconnect to our distribution system. There is also a risk that advances in technology will continue to reduce the costs of these alternative methods of producing power to a level that is competitive with that of central station and utility-scale renewable power production.

We cannot predict the effect that development of alternative energy sources or new technology may have on our natural gas operations, including whether subsidies of alternative energy sources by local, state, and federal governments might be expanded, or what impact this might have on the supply of or the demand for natural gas.

If these technologies become more cost competitive and achieve economies of scale, our market share could be eroded, and the value of our generating facilities and natural gas distribution systems could be reduced. Advances in technology, or changes in legislation or regulations, could also change the channels through which our customers purchase or use power and natural gas, which could reduce our sales and revenues or increase our expenses.

2022 Form 10-K	23	Wisconsin Public Service Corporation

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

•A rating downgrade;

2022 Form 10-K	24	Wisconsin Public Service Corporation

•Failure to comply with debt covenants;
•An economic downturn or uncertainty;
•Prevailing market conditions and rules;
•Concerns over foreign economic conditions;
•Changes in tax policy;
•Changes in investment criteria of institutional investors or banks, including any policies that would limit or restrict funding for companies with fossil fuel-related investments;
•War or the threat of war;
•The overall health and view of the utility and financial institution industries; and
•The replacement of LIBOR with SOFR or other alternative reference rate.

LIBOR is the subject of national, international, and other regulatory reform, which is expected to cause LIBOR to cease to exist after June 2023. Various alternative reference rates are being evaluated by market participants, with SOFR being the most widely adopted alternative to date. Although we cannot predict the consequences of transitioning to SOFR or other alternative reference rate, they could include an increase in our interest expense.

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

There are a number of factors that impact our credit ratings, including, but not limited to, capital structure, regulatory environment, the ability to cover liquidity requirements, and other requirements for capital. We could experience a downgrade in ratings if the rating agencies determine that our level of business or financial risk, or that of the utility industry, has deteriorated. Changes in rating methodologies by the rating agencies could also have a negative impact on credit ratings.

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

Changes in commodity prices could result in:

•Higher working capital requirements, particularly related to natural gas inventory, accounts receivable, and cash collateral postings;

2022 Form 10-K	25	Wisconsin Public Service Corporation

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

We operate jointly-owned coal-fired electric generating units. Although we generally carry sufficient coal inventory at our generating facilities to protect against an interruption or decline in supply, there can be no assurance that the inventory levels will be adequate. While we have coal supply and transportation contracts in place, we cannot assure that the counterparties to these agreements will be able to fulfill their obligations to supply coal to us or that we will be able to take delivery of all the coal volume contracted for. Coal deliveries may occasionally be restricted because of rail congestion and maintenance, derailments, weather, public health crises, including epidemics and pandemics, and supplier financial hardship. Supplier financial hardship is a result of decreased demand for coal due to increased natural gas and renewable energy generation, the impact of environmental regulations, and environmental concerns related to coal-fired generation.

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

The FERC continues to support the existing RTOs that affect the structure of the wholesale market within these RTOs. In connection with its status as a FERC-approved RTO, MISO implemented bid-based energy markets that are part of the MISO Energy Markets. All market participants, including us, must submit day-ahead and/or real time bids and offers for energy at locations across the MISO region. MISO then calculates the most efficient solution for all of the bids and offers made into the market that day and establishes an LMP that reflects the market price for energy. We are required to follow MISO's instructions when dispatching generating units to support MISO's responsibility for maintaining the stability of the transmission system. MISO also implemented an ancillary services market for operating reserves that schedules energy and ancillary services at the same time as part of the energy market, allowing for more efficient use of generation assets in the MISO Energy Markets. These market designs continue to have the potential to increase the costs of transmission, the costs associated with inefficient generation dispatching, the costs of participation in the MISO Energy Markets, and the costs associated with estimated payment settlements.

The FERC rules related to transmission are designed to facilitate competition in the wholesale electricity markets among regulated utilities, non-utility generators, wholesale power marketers, and brokers by providing greater flexibility and more choices to

2022 Form 10-K	26	Wisconsin Public Service Corporation

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

Volatility in the securities markets, interest rates, changes in assumptions, market conditions, and other factors may impact the performance of our benefit plan holdings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

2022 Form 10-K	27	Wisconsin Public Service Corporation

ITEM 2. PROPERTIES

We own our principal properties outright. However, the major portion of our electric utility distribution lines and natural gas utility distribution mains and services are located on or under streets and highways, on land owned by others, and are generally subject to granted easements, consents, or permits.

Electric Facilities

The following table summarizes information on our electric generation facilities, including wholly owned and jointly owned facilities, as of December 31, 2022:

Name	Location	Fuel	Number of Generating Units	Capacity In MW (1)
Coal-fired plants
Columbia	Portage, WI	Coal	2	311	(2)
Weston	Rothschild, WI	Coal	2	720	(2)
Total coal-fired plants			4	1,031
Natural gas-fired plants
De Pere Energy Center	De Pere, WI	Natural Gas/Oil	1	165
Fox Energy Center	Wrightstown, WI	Natural Gas	3	577
Pulliam	Green Bay, WI	Natural Gas/Oil	1	81
West Marinette	Marinette, WI	Natural Gas/Oil	3	147
Weston	Rothschild, WI	Natural Gas/Oil	3	65
Total natural gas-fired plants			11	1,035
Renewables
Hydro plants (17 in number)	WI	Hydro	51	48	(3) (4)
Badger Hollow I	WI	Solar	41	100	(2)
Two Creeks	WI	Solar	48	100	(2)
Wind sites (2 in number)	WI and IA	Wind	152	161	(2)
Total renewables			292	409
Total system			307	2,475

(1)    Capacity for our electric generation facilities, other than wind and solar generating facilities, is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2023 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand. Capacity for wind generating facilities is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds. Capacity for solar generating facilities is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(2)    We jointly own certain of these facilities with various other utilities. The capacity indicated for each of these units is equal to our portion of total plant capacity based on our percent of ownership.

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

•We jointly own Two Creeks with Madison Gas and Electric Company. We hold a 66.7% ownership interest in this facility and Madison Gas and Electric Company owns the remaining 33.3%.

•We jointly own Forward Wind with Wisconsin Power and Light Company and Madison Gas and Electric Company, two unaffiliated utilities. We hold a 44.6% ownership interest in this facility, while the unaffiliated utilities collectively own the remaining 55.4%.

(3)     All of our hydroelectric facilities follow FERC guidelines and/or regulations.

2022 Form 10-K	28	Wisconsin Public Service Corporation

(4)    WRPC owns and operates the Castle Rock and Petenwell units. We hold a 50.0% ownership interest in WRPC and are entitled to 50.0% of the total capacity at Castle Rock and Petenwell. Our share of capacity for Castle Rock and Petenwell is 7.0 MW and 10.3 MW, respectively.

As of December 31, 2022, we operated approximately 13,800 miles of overhead distribution lines and approximately 9,000 miles of underground distribution cable, as well as 116 electric distribution substations and approximately 195,800 line transformers.

Natural Gas Facilities

At December 31, 2022, our natural gas properties were located in northeastern Wisconsin and consisted of the following:

•Approximately 8,500 miles of natural gas distribution mains,
•Approximately 250 miles of natural gas transmission mains,
•Approximately 313,800 natural gas lateral services, and
•Approximately 80 natural gas distribution and transmission gate stations.

Our natural gas distribution and gas storage systems included distribution mains and transmission mains connected to the pipeline transmission systems of ANR Pipeline Company, Enbridge Gas Inc., Great Lakes Transmission Company, Guardian Pipeline L.L.C., and Vector Pipeline.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock, as Integrys, a wholly owned subsidiary of WEC Energy Group, owns all of our outstanding common stock. See Note 11, Common Equity, for more information.

ITEM 6. RESERVED

2022 Form 10-K	29	Wisconsin Public Service Corporation

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

WEC Energy Group already has retired more than 1,800 MWs of coal-fired generation since the beginning of 2018, which included the 2018 retirement of the Pulliam power plant as well as the jointly-owned Edgewater Unit 4 generating units. See Note 6, Regulatory Assets and Liabilities, for more information related to these power plant retirements. Through the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2026, which includes the planned retirement in 2026 of the jointly-owned Columbia Units 1-2. See Note 7, Property, Plant, and Equipment, for more information related to the planned Columbia retirements.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $5.4 billion from 2023-2027 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WE based on specific customer needs:

•1,900 MW of utility-scale solar;
•700 MW of battery storage; and
•700 MW of wind.

2022 Form 10-K	30	Wisconsin Public Service Corporation

WEC Energy Group also plans on investing in a combination of clean, natural gas-fired generation, made by either us or WE based on specific customer needs, including:

•100 MW of RICE natural gas-fueled generation; and
•the planned purchase of 200 MW of capacity in West Riverside – a combined cycle natural gas plant completed by Alliant Energy in Wisconsin.

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

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution system, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its utility systems. In 2022, we received approval from the PSCW for an RNG pilot and we signed our first two contracts for RNG for our natural gas distribution system, pursuant to which we will be transporting the output of local dairy farms onto our gas distribution system. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. We expect to have RNG flowing to our distribution network in 2023, supporting our goal to reduce methane emissions.

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

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, and equipment, that are no longer strategic to operations, are not performing as intended, or have an unacceptable risk profile. See Note 2, Acquisitions, for more information on our recent and planned acquisitions.

2022 Form 10-K	31	Wisconsin Public Service Corporation

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

RESULTS OF OPERATIONS

The following discussion and analysis of our Results of Operations includes comparisons of our results for the year ended December 31, 2022 with the year ended December 31, 2021. For a similar discussion that compares our results for the year ended December 31, 2021 with the year ended December 31, 2020, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations in Part II of our 2021 Annual Report on Form 10-K, which was filed with the SEC on February 24, 2022.

Earnings

Our earnings for the year ended December 31, 2022 were $235.0 million, compared with $231.1 million for the year ended December 31, 2021. See below for additional information on the $3.9 million increase in earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the years ended December 31, 2022 and 2021 was

2022 Form 10-K	32	Wisconsin Public Service Corporation

$335.4 million and $288.8 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Utility Segment Contribution to Net Income

	Year Ended December 31
(in millions)	2022	2021	B (W)
Electric revenues	$1,318.4	$1,180.9	$137.5
Fuel and purchased power costs	515.5	387.2	(128.3)
Total electric margins	802.9	793.7	9.2

Natural gas revenues	466.8	340.0	126.8
Cost of natural gas sold	329.6	210.0	(119.6)
Total natural gas margins	137.2	130.0	7.2

Total electric and natural gas margins	940.1	923.7	16.4

Other operation and maintenance	362.5	406.4	43.9
Depreciation and amortization	199.8	188.6	(11.2)
Property and revenue taxes	42.4	39.9	(2.5)
Operating income	335.4	288.8	46.6

Other income, net	41.0	36.8	4.2
Interest expense	70.5	64.7	(5.8)
Income before income taxes	305.9	260.9	45.0

Income tax expense	71.9	30.9	(41.0)
Net income	$234.0	$230.0	$4.0

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line items below	$206.8	$211.5	$4.7
Transmission (1)	133.4	152.1	18.7
Regulatory amortizations and other pass through expenses (2)	40.8	38.6	(2.2)
Earnings sharing mechanism (3)	(21.6)	4.2	25.8
Other	3.1	—	(3.1)
Total other operation and maintenance	$362.5	$406.4	$43.9

(1)    Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During 2022 and 2021, $155.0 million and $147.3 million, respectively, of costs were billed to us by transmission providers.

During 2022, we amortized $19.0 million of the regulatory liability associated with our transmission escrow to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. This amortization drove the decrease in transmission expense during 2022, compared with 2021.

(2)    Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)    Represents operation and maintenance associated with the earnings sharing mechanism we have in place. In 2022, the $21.6 million of amortization related to a certain portion of our regulatory liability associated with our 2020 earnings sharing mechanism to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. See Note 23, Regulatory Environment, for more information about our earnings sharing mechanism.

2022 Form 10-K	33	Wisconsin Public Service Corporation

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Year Ended December 31
	MWh (in thousands)
Electric Sales Volumes	2022	2021	B (W)
Customer class
Residential	3,033.8	3,024.8	9.0
Small commercial and industrial	4,039.9	4,019.0	20.9
Large commercial and industrial	3,962.6	3,973.1	(10.5)
Other	26.3	26.7	(0.4)
Total retail	11,062.6	11,043.6	19.0
Wholesale	1,587.1	1,726.8	(139.7)
Resale	332.5	243.2	89.3
Total sales in MWh	12,982.2	13,013.6	(31.4)

	Year Ended December 31
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer class
Residential	271.2	238.4	32.8
Commercial and industrial	205.5	173.7	31.8
Total retail	476.7	412.1	64.6
Transportation	487.4	473.5	13.9
Total sales in therms	964.1	885.6	78.5

	Year Ended December 31
	Degree Days
Weather (1)	2022	2021	B (W)
Heating (7,360 Normal)	7,387	6,735	9.7%
Cooling (538 Normal)	718	643	11.7%

(1)    Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Revenues

Electric revenues increased $137.5 million during 2022, compared with 2021. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins increased $9.2 million during 2022, compared with 2021. The significant factors impacting the higher electric utility margins were:

•A $38.7 million increase in margins related to the impact of unprotected excess deferred taxes during 2021, which we agreed to return to customers in our PSCW-approved rate order. This increase in margins is offset in income taxes. See Note 16, Income Taxes, and Note 23, Regulatory Environment, for more information.

•A $3.6 million net increase in margins related to higher retail sales volumes, driven by the impact of favorable weather during 2022, compared with 2021. As measured by cooling degree days, the 2022 cooling season was 11.7% warmer than 2021. As measured by heating degree days, the 2022 heating season was 9.7% colder than 2021.

These increases in margins were partially offset by a $33.7 million year-over-year negative impact from collections of fuel and purchased power costs compared with costs collected in rates. Under the Wisconsin fuel rules, our margins are impacted by under-

2022 Form 10-K	34	Wisconsin Public Service Corporation

or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers. As a result of the higher fuel costs in both 2021 and 2022, we were unable to defer a portion of our under-collected fuel and purchased power costs due to earning an ROE in excess of the PSCW authorized amount.

Natural Gas Revenues

Natural gas revenues increased $126.8 million during 2022, compared with 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased approximately 34% during 2022, compared with 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $7.2 million during 2022, compared with 2021. The most significant factor impacting the higher natural gas utility margins was an increase from higher sales volumes, driven by the continued economic recovery in Wisconsin from the COVID-19 pandemic, as well as colder weather during the 2022 heating season, compared with 2021.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment decreased $30.2 million during 2022, compared with 2021. The significant factors impacting the decrease in other operating expenses were:

•A $25.8 million decrease in expense related to our earnings sharing mechanism, as discussed in the notes under the other operation and maintenance table above. See Note 23, Regulatory Environment, for more information on our rate orders.

•An $18.7 million decrease in transmission expense driven by the amortization of a certain portion of our regulatory liability associated with our transmission escrow balance, as discussed in the notes under the other operation and maintenance table above.

•An $8.7 million decrease in other operation and maintenance expense due to increases to certain regulatory assets resulting from decisions included in the December 2022 Wisconsin rate orders.

These decreases in other operating expenses were partially offset by:

•An $11.2 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $10.3 million increase in electric and natural gas distribution expenses, primarily driven by higher costs to manage system reliability, for storm restoration, and for overall maintenance of our distribution system during 2022.

Other Income, Net

Other income, net increased $4.2 million during 2022, compared with 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 19, Employee Benefits, for more information on our benefit costs. This increase was partially offset by lower AFUDC–Equity, driven by Badger Hollow I being placed in service in November 2021.

Interest Expense

Interest expense increased $5.8 million during 2022, compared with 2021, driven by higher interest rates on short-term debt and a long-term debt issuance in November 2021. Also contributing to the increase was AFUDC–Debt recorded on capital projects, primarily related to Badger Hollow I being placed in service in November 2021.

2022 Form 10-K	35	Wisconsin Public Service Corporation

Income Tax Expense

Income tax expense increased $41.0 million during 2022, compared with 2021. The increase was primarily due to an approximate $39 million negative impact related to the lower year-over-year amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the rate order approved by the PSCW, effective January 1, 2020. The impact due to the benefit from the amortization of these unprotected excess deferred tax benefits in 2021 did not impact earnings as there was an offsetting impact in operating income. See Note 16, Income Taxes, and Note 23, Regulatory Environment, for more information.

Other Segment Contribution to Net Income

	Year Ended December 31
(in millions)	2022	2021	B (W)
Net income	$1.0	$1.1	$(0.1)

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for operation of our business and implementation of our corporate strategy through internal generation of cash from operations and access to the capital markets.

The following discussion and analysis of our Liquidity and Capital Resources includes comparisons of our cash flows for the year ended December 31, 2022 with the year ended December 31, 2021. For a similar discussion that compares our cash flows for the year ended December 31, 2021 with the year ended December 31, 2020, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in Part II of our 2021 Annual Report on Form 10-K, which was filed with the SEC on February 24, 2022.

Cash Flows

The following table summarizes our cash flows during the years ended December 31:

(in millions)	2022	2021	Change in 2022 Over 2021
Cash provided by (used in):
Operating activities	$288.2	$438.3	$(150.1)
Investing activities	(419.0)	(397.7)	(21.3)
Financing activities	166.9	(40.9)	207.8

Operating Activities

Net cash provided by operating activities decreased $150.1 million during 2022, compared with 2021, driven by:

•A $148.3 million decrease in cash from higher payments for fuel and purchased power at our plants during 2022, compared with 2021. Our plants incurred higher fuel costs during 2022 as a result of an increase in the price of natural gas.

•An $81.1 million decrease in cash related to $25.9 million of cash paid for income taxes during 2022, compared with $55.2 million of cash received for income taxes during 2021. The higher cash paid for income taxes was driven by the monetization of fewer tax credits and higher taxable income during 2022.

•A $10.1 million decrease in cash due to lower collateral received from counterparties during 2022, compared with 2021, driven by the execution of natural gas contracts at higher prices in 2022.

2022 Form 10-K	36	Wisconsin Public Service Corporation

These decreases in net cash provided by operating activities were partially offset by:

•A $64.9 million increase in cash from higher overall collections from customers as a result of an increase in natural gas sales volumes during 2022, compared with 2021. This increase was driven by the continued economic recovery in Wisconsin from the COVID-19 pandemic and favorable weather.

•A $32.8 million increase in cash related to lower payments for other operation and maintenance expenses, driven by the timing of payments for accounts payable.

Investing Activities

Net cash used in investing activities increased $21.3 million during 2022, compared with 2021, driven by a $44.1 million increase in cash paid for capital expenditures during 2022, which is discussed in more detail below.

This increase in net cash used in investing activities was partially offset by:

•Proceeds of $10.0 million received for reimbursement of ATC's construction costs during 2022. There were no proceeds received for reimbursement during 2021.

•Proceeds of $4.4 million received for the cash surrender of life insurance during 2022.

Capital Expenditures

Capital expenditures for the years ended December 31 were as follows:

(in millions)	2022	2021	Change in 2022 Over 2021
Capital expenditures	$433.8	$389.7	$44.1

The increase in cash paid for capital expenditures during 2022, compared with 2021, was driven by higher payments for capital expenditures related to Paris and other renewable energy projects, as well as the new natural gas-fired generation being constructed at our existing Weston power plant site. These increases were partially offset by lower payments for capital expenditures related to upgrades to our natural gas distribution system.

See Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects below for more information.

Financing Activities

Net cash related to financing activities increased $207.8 million during 2022, compared with 2021, driven by:

•A $400.0 million increase in cash due to the repayment of long-term debt during 2021. There were no repayments of long-term debt during 2022.

•A $140.0 million increase in cash related to lower dividends paid to our parent during 2022, compared with 2021, to balance our capital structure.

•A $70.0 million increase in cash related to higher equity contributions received from our parent during 2022, compared with 2021, to balance our capital structure.

These increases in cash were partially offset by:

•A $256.6 million decrease in cash due to $136.1 million of net repayments of commercial paper during 2022, compared with $120.5 million of net borrowings of commercial paper during 2021.

•A $150.0 million decrease in cash due to lower issuances of long-term debt during 2022, compared with the same period in 2021.

2022 Form 10-K	37	Wisconsin Public Service Corporation

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

(in millions)
2023	$754.8
2024	679.9
2025	858.7
Total	$2,293.4

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

•We, along with WE and an unaffiliated utility, received PSCW approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, we will own 37 MW of solar generation and 12 MW of battery storage of this project. Our share of the cost of this project is estimated to be approximately $65 million, with construction of the solar portion expected to be completed in 2024.

•We, along with an unaffiliated utility, received PSCW approval to acquire Red Barn, a utility-scale wind-powered electric generating facility. The project will be located in Grant County, Wisconsin and once constructed, we will own 82 MW of this project. Our share of the cost of this project is estimated to be approximately $160 million, with construction expected to be completed in the first half of 2023.

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

2022 Form 10-K	38	Wisconsin Public Service Corporation

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

•Effective January 1, 2023, we, along with WE, completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility in Whitewater, Wisconsin. Our share of the cost of this facility was approximately $37.5 million for 50% of the capacity, which includes transaction costs and working capital. See Note 2, Acquisitions, for more information.

•In January 2022, we, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire a portion of West Riverside's nameplate capacity. We are also requesting approval to assign the option to purchase part of West Riverside to WE. If approved, we or WE would acquire 100 MW of capacity, in the first of two potential option exercises. West Riverside is a combined cycle natural gas plant recently completed by an unaffiliated utility in Rock County, Wisconsin. If approved, and we do not assign the option to WE, our share of the cost of this ownership interest would be approximately $91 million, with the transaction expected to close in the second quarter of 2023. In addition, we could exercise and request approval to assign to WE a second option to acquire an additional 100 MW of capacity. If approved, and we do not assign the option to WE, our share of the cost of this ownership interest is expected to be approximately $90 million, with the transaction expected to close in 2024.

In March 2022, the DOC opened an investigation into whether new tariffs should be imposed on solar panels and cells imported from multiple southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaints and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the potential impacts to our solar projects as a result of the DOC investigation and CBP actions related to solar panels, respectively. The expected in-service dates identified above already reflect some of these impacts.

Long-Term Debt

A significant amount of cash is required to retire and pay interest on our long-term debt obligations. See Note 14, Long-Term Debt, for more information on our outstanding long-term debt, including a schedule of our long-term debt maturities over the next five years. The following table summarizes our required interest payments on long-term debt (excluding finance lease obligations) as of December 31, 2022:

	Interest Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Interest payments on long-term debt	$1,482.4	$81.1	$161.0	$130.2	$1,110.1

Common Stock Dividends

During the years ended December 31, 2022, 2021, and 2020, we paid common stock dividends of $120.0 million, $260.0 million, and $260.0 million, respectively, to the sole holder of our common stock, Integrys. Any payment of future dividends is subject to approval by our Board of Directors and is dependent upon future earnings, capital requirements, and financial and other business conditions. In addition, various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Integrys in the form of cash dividends, loans, or advances. We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future. See Note 11, Common Equity for more information related to these restrictions and our other common stock matters.

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

2022 Form 10-K	39	Wisconsin Public Service Corporation

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

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase orders	$20.9	$10.0	$6.4	$4.5	$—

We have various finance and operating lease obligations. Our finance lease obligations primarily relate to land leases for our solar projects. See Note 15, Leases, for more information, including an analysis of our minimum lease payments due in future years.

We make contributions to our pension and OPEB plans based upon various factors affecting us, including our liquidity position and tax law changes. See Note 19, Employee Benefits, for our expected contributions in 2023 and our expected pension and OPEB payments for the next 10 years. We expect the majority of these future pension and OPEB payments to be paid from our outside trusts. See Sources of Cash–Investments in Outside Trusts below for more information.

In addition to the above, our balance sheet at December 31, 2022 included various other liabilities that, due to the nature of the liabilities, the amount and timing of future payments cannot be determined with certainty. These liabilities include AROs, liabilities for the remediation of manufactured gas plant sites, and liabilities related to the accounting treatment for uncertainty in income taxes. For additional information on these liabilities, see Note 9, Asset Retirement Obligations, Note 21, Commitments and Contingencies, and Note 16, Income Taxes, respectively.

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

The amount, type, and timing of any financings in 2023, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals, and other factors. We plan to maintain a capital structure consistent with that approved by the PSCW. For more information on our approved capital structure, see Item 1. Business – D. Regulation.

The issuance of our securities is subject to the approval of the PSCW. Additionally, with respect to the public offering of securities, we file registration statements with the SEC under the Securities Act of 1933, as amended (1933 Act). The amounts of securities

2022 Form 10-K	40	Wisconsin Public Service Corporation

authorized by the PSCW, as well as the securities registered under the 1933 Act, are closely monitored and appropriate filings are made to ensure flexibility in the capital markets.

Although not the case as of December 31, 2022, our current liabilities sometimes exceed our current assets. If this were to occur, we do not expect this would have any impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity of $203.8 million under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets would be adequate to meet our short-term and long-term cash requirements.

See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, for more information about our credit facility and securities.

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. As of December 31, 2022, these trusts had investments of approximately $0.9 billion, consisting of fixed income and equity securities, that are subject to the volatility of the stock market and interest rates. The performance of existing plan assets, long-term discount rates, changes in assumptions, and other factors could affect our future contributions to the plans, our financial position if our accumulated benefit obligation exceeds the fair value of the plan assets, and future results of operations related to changes in pension and OPEB expense and the assumed rate of return. For additional information, see Note 19, Employee Benefits.

Debt Covenants

Certain of our short-term debt agreements contain financial covenants that we must satisfy, including debt to capitalization ratios. At December 31, 2022, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, Note 14, Long-Term Debt, and Note 11, Common Equity, for more information.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of December 31, 2022. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

2022 Form 10-K	41	Wisconsin Public Service Corporation

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

Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. We record regulatory assets pursuant to generic and/or specific orders issued by our regulators. Recovery of the deferred costs in future rates is subject to the review and approval by our regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of the deferred costs is not approved by our regulators, the costs would be charged to income in the current period. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities. See Note 6, Regulatory Assets and Liabilities, for more information on our regulatory assets and liabilities.

Petitions Before PSCW Regarding Third-Party Financed Distributed Energy Resources

In May 2022, two petitions were filed with the PSCW requesting a declaratory ruling that the owner of a third-party financed DER is not a "public utility" as defined under Wisconsin law and, therefore, is not subject to the PSCW’s jurisdiction under any statute or rule regulating public utilities. The parties that filed the petitions provide financing to their customers for installation of DERs (including solar panels and energy storage) on the customer’s property. A DER is connected to the host customer’s utility meter and is used for the customer’s energy needs. It may also be connected to the grid for distribution.

In July 2022, the PSCW found that the specific facts and circumstances merited the opening of a docket for each petition to consider whether to grant all or part of the requested declaratory ruling.

On December 1, 2022, the PSCW granted one petitioner’s request for a declaratory ruling, finding that the owner of the third-party financed DER at issue in the petitioner’s brief is not a public utility under Wisconsin law. The ruling was limited to the specific facts and circumstances of the lease presented in that petition. A second petition is also being considered. Although the finding in the first

2022 Form 10-K	42	Wisconsin Public Service Corporation

petition was limited to the specific facts and circumstances of the lease presented in that petition, similar findings or a broader policy position could adversely impact our business operations.

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

United States Department of Commerce Complaints

In August 2021, a group of anonymous domestic solar manufacturers filed a petition (AD/CVD) with the DOC seeking to impose new tariffs on solar panels and cells imported from several countries, including Malaysia, Vietnam, and Thailand. The petitioners claimed that Chinese solar manufacturers are shifting products to these countries to avoid the tariffs required on products imported from China. In November 2021, the DOC rejected this petition. In denying the petition, the DOC cited the anonymous group’s refusal of the DOC’s request to provide more detail and identify its members due to the members' concerns about retribution from the dominant Chinese solar industry.

In February 2022, a California based company filed a petition (AD/CVD) with the DOC seeking to impose new tariffs on solar panels and cells imported from multiple countries, including Malaysia, Vietnam, Thailand, and Cambodia. While the petition is similar to the one rejected by the DOC in November 2021, there are notable differences. The group added Cambodia to the petition and requested that the DOC conduct a country-wide inquiry into each of the four countries. In March 2022, the DOC decided to act on the February petition and investigate the claim. On December 2, 2022, the DOC announced its preliminary determination that certain companies are circumventing anti-dumping and countervailing duty orders on solar cells and modules from China. As the next step, the DOC will conduct in-person audits to verify the information that was the basis of the finding. If the DOC makes a final determination, which is currently expected in the second quarter of 2023, that such circumvention is occurring it would be able to apply any final tariffs retroactively to November 4, 2021. If imposed, the new tariffs could further disrupt the supply of solar modules to the United States, and could impact the cost and timing of our solar projects.

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

2022 Form 10-K	43	Wisconsin Public Service Corporation

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

Weather

Our utility rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. The fixed charge included in our natural gas rates helps to mitigate the impacts of weather. A summary of actual weather information in our service territory during 2022 and 2021, as measured by degree days, may be found in Results of Operations.

Interest Rates

We are exposed to interest rate risk resulting from our short-term borrowings and projected near-term debt financing needs. We manage exposure to interest rate risk by limiting the amount of our variable rate obligations and continually monitoring the effects of market changes on interest rates. When it is advantageous to do so, we enter into long-term fixed rate debt.

Based on our variable rate debt outstanding at December 31, 2022 and 2021, a hypothetical increase in market interest rates of one percentage point would have increased annual interest expense by $1.9 million and $3.3 million in 2022 and 2021, respectively. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

2022 Form 10-K	44	Wisconsin Public Service Corporation

Marketable Securities Return

We use various trusts to fund our pension and OPEB obligations. These trusts invest in debt and equity securities. Changes in the market prices of these assets can affect future pension and OPEB expenses. Additionally, future contributions can also be affected by the investment returns on trust fund assets. The financial risks associated with investment returns are mitigated through the requirement that we implement escrow accounting treatment for pension and OPEB costs in 2023 and 2024, as required by the December 2022 rate order issued by the PSCW. See Note 23, Regulatory Environment, for more information on our 2023 and 2024 rates.

The fair value of our trust fund assets and expected long-term returns were approximately:

(in millions)	As of December 31, 2022	Expected Return on Assets in 2023
Pension trust funds	$685.1	7.00%
OPEB trust funds	$255.6	7.00%

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

Inflation and Supply Chain Disruptions

We continue to monitor the impact of inflation and supply chain disruptions. We monitor the costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance costs, and other costs in order to minimize inflationary effects in future years, to the extent possible, through pricing strategies, productivity improvements, and cost reductions. We monitor the global supply chain, and related disruptions, in order to ensure we are able to procure the necessary materials and other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in accordance with WEC Energy Group's capital plan, which includes us. For additional information concerning risks related to inflation and supply chain disruptions, see the three risk factors below.

•Item 1A. Risk Factors – Risks Related to the Operation of Our Business – Our operations and corporate strategy may be adversely affected by supply chain disruptions and inflation.

•Item 1A. Risk Factors – Risks Related to the Operation of Our Business – We are actively involved with multiple significant capital projects, which are subject to a number of risks and uncertainties that could adversely affect project costs and completion of construction projects.

•Item 1A. Risk Factors – Risks Related to Economic and Market Volatility – Fluctuating commodity prices could negatively impact our electric and natural gas utility operations.

For additional information concerning risk factors, including market risks, see the Cautionary Statement Regarding Forward-Looking Information at the beginning of this report and Item 1A. Risk Factors.

2022 Form 10-K	45	Wisconsin Public Service Corporation

Critical Accounting Policies and Estimates

The preparation of financial statements in compliance with GAAP requires the application of accounting policies, as well as the use of estimates, assumptions, and judgments that could have a material impact on our financial statements and related disclosures. Judgments regarding future events may include the likelihood of success of particular projects, legal and regulatory challenges, and anticipated recovery of costs. Actual results may differ significantly from estimated amounts based on varying assumptions.

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

The application of the Regulated Operations Topic of the FASB ASC would be discontinued if all or a separable portion of our utility operations no longer met the criteria for application. Our regulatory assets and liabilities would be written off to income as an unusual or infrequently occurring item in the period in which discontinuation occurred. See Note 6, Regulatory Assets and Liabilities, for more information on our regulatory assets and liabilities.

Goodwill

We completed our annual goodwill impairment test for our utility reporting unit as of July 1, 2022. No impairment was recorded as a result of this test. At July 1, 2022, our utility reporting unit had $36.4 million of goodwill. The fair value calculated in step one of the test was greater than its carrying value. The fair value of our reporting unit was calculated using a combination of the income approach and the market approach. The income approach received a weighting of 60% while the market approached received a weighting of 40% to determine an overall valuation.

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

2022 Form 10-K	46	Wisconsin Public Service Corporation

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

See Note 10, Goodwill and Intangible Assets, for more information.

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

Performing an impairment evaluation involves a significant degree of estimation and judgment by management in areas such as identifying circumstances that indicate an impairment may exist, identifying and grouping affected assets, and developing the undiscounted future cash flows. An impairment loss is measured as the excess of the carrying amount of the asset in comparison to the fair value of the asset. The fair value of the asset is assessed using various methods, including internally developed discounted cash flow analysis, expected recovery of regulated assets, and analysis from outside advisors.

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

Pension and OPEB plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity and fixed income market returns, as well as changes in general interest rates, may result in increased or decreased benefit costs in future periods. Changes in benefit costs are mitigated through the requirement that we implement escrow accounting treatment for pension and OPEB costs in 2023 and 2024, as required by the December 2022 rate order issued by the PSCW. See Note 23, Regulatory Environment, for more information on our 2023 and 2024 rates.

2022 Form 10-K	47	Wisconsin Public Service Corporation

The following table shows how a given change in certain actuarial assumptions would impact the projected benefit obligation and the reported net periodic pension cost (including amounts capitalized to our balance sheets). Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2022 Pension Cost
Discount rate	(0.5)	$33.4	$4.1
Discount rate	0.5	(29.4)	1.2
Rate of return on plan assets	(0.5)	N/A	3.9
Rate of return on plan assets	0.5	N/A	(3.9)

The following table shows how a given change in certain actuarial assumptions would impact the accumulated OPEB obligation and the reported net periodic OPEB cost (including amounts capitalized to our balance sheets). Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2022 Postretirement Benefit Cost
Discount rate	(0.5)	$5.8	$0.7
Discount rate	0.5	(5.1)	(0.7)
Health care cost trend rate	(0.5)	(4.1)	(1.4)
Health care cost trend rate	0.5	4.6	1.6
Rate of return on plan assets	(0.5)	N/A	1.5
Rate of return on plan assets	0.5	N/A	(1.5)

The discount rates are selected based on hypothetical bond portfolios consisting of noncallable, high-quality corporate bonds across the full maturity spectrum. From the hypothetical bond portfolios, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plans' expected future benefit payments.

We establish our expected return on assets based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios. The assumed long-term rate of return on pension plan assets was 7.00% in 2022, 2021, and 2020. The actual rate of return on pension plan assets, net of fees, was (16.93)%, 10.19%, and 14.63% in 2022, 2021, and 2020, respectively.

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

Unbilled revenues are estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses, and applicable customer rates. Energy demand for the unbilled period or changes in rate mix due to fluctuations in usage patterns of customer classes could impact the accuracy of the unbilled revenue estimate. Total unbilled utility revenues were $92.4 million and $73.0 million as of December 31, 2022 and 2021, respectively. The changes in unbilled revenues are primarily due to changes in the cost of natural gas, weather, and customer rates.

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

2022 Form 10-K	48	Wisconsin Public Service Corporation

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

We expect our 2023 annual effective tax rate to be between 19.0% and 20.0%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

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

2022 Form 10-K	49	Wisconsin Public Service Corporation

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Wisconsin Public Service Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wisconsin Public Service Corporation (the "Company") as of December 31, 2022 and 2021, the related statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

2022 Form 10-K	50	Wisconsin Public Service Corporation

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

While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1) full recovery of the costs of providing utility service, (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment or (3) timely recovery of costs incurred. The Company had $365.5 million and $660.2 million of regulatory assets and liabilities, respectively, as of December 31, 2022.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Given that management’s accounting judgments can be based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

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

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 23, 2023

We have served as the Company's auditor since 2002.

2022 Form 10-K	51	Wisconsin Public Service Corporation

B. INCOME STATEMENTS

Year Ended December 31
(in millions)	2022	2021	2020
Operating revenues	$1,785.2	$1,520.9	$1,407.1

Operating expenses
Cost of sales	845.1	597.2	458.3
Other operation and maintenance	362.5	406.4	426.3
Depreciation and amortization	199.8	188.6	174.3
Property and revenue taxes	42.4	39.9	40.0
Total operating expenses	1,449.8	1,232.1	1,098.9

Operating income	335.4	288.8	308.2

Other income, net	42.3	38.2	31.4
Interest expense	70.5	64.7	63.5
Other expense	(28.2)	(26.5)	(32.1)

Income before income taxes	307.2	262.3	276.1
Income tax expense	72.2	31.2	54.5
Net income	$235.0	$231.1	$221.6

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2022 Form 10-K	52	Wisconsin Public Service Corporation

C. BALANCE SHEETS

At December 31
(in millions, except share and per share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$0.5	$2.4
Accounts receivable and unbilled revenues, net of reserves of $11.7 and $11.1, respectively	267.8	226.6
Accounts receivable from related parties	31.8	26.1
Materials, supplies, and inventories	164.5	112.9
Prepaid taxes	58.4	40.0
Other prepayments	6.0	5.7
Derivative assets	7.2	22.2
Other	28.9	6.6
Current assets	565.1	442.5

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $1,820.6 and $1,808.4, respectively	5,376.7	5,098.6
Regulatory assets	365.5	347.9
Goodwill	36.4	36.4
Pension and OPEB assets	282.1	260.7
Other	83.0	49.6
Long-term assets	6,143.7	5,793.2
Total assets	$6,708.8	$6,235.7

Liabilities and Equity
Current liabilities
Short-term debt	$194.9	$331.0
Accounts payable	176.9	130.8
Accounts payable to related parties	49.8	42.6
Other	98.2	81.4
Current liabilities	519.8	585.8

Long-term liabilities
Long-term debt	1,999.9	1,690.6
Deferred income taxes	860.7	782.2
Deferred ITCs	78.5	74.8
Regulatory liabilities	650.3	735.5
Environmental remediation liabilities	88.6	95.0
Other	127.7	128.8
Long-term liabilities	3,805.7	3,506.9

Commitments and contingencies (Note 21)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,616.8	1,491.5
Retained earnings	670.9	555.9
Common shareholder's equity	2,383.3	2,143.0
Total liabilities and equity	$6,708.8	$6,235.7

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2022 Form 10-K	53	Wisconsin Public Service Corporation

D. STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2022	2021	2020
Operating activities
Net income	$235.0	$231.1	$221.6
Reconciliation to cash provided by operating activities
Depreciation and amortization	199.8	188.6	174.3
Deferred income taxes and ITCs, net	70.0	84.6	40.4
Pension and OPEB income	(25.3)	(12.8)	(6.7)
Net change in transmission regulatory asset and liability	(21.6)	3.0	13.1
Change in –
Accounts receivable and unbilled revenues, net	(56.6)	(24.5)	32.2
Materials, supplies, and inventories	(51.6)	(20.2)	13.7
Prepaid taxes	(18.4)	(1.0)	24.4
Collateral on deposit	(20.3)	(2.6)	1.1
Other current assets	(2.3)	(0.7)	(0.9)
Accounts payable	38.4	3.2	(47.3)
Accrued taxes	(8.6)	(4.2)	12.6
Other current liabilities	9.8	5.1	(12.8)
Other, net	(60.1)	(11.3)	(12.3)
Net cash provided by operating activities	288.2	438.3	453.4

Investing activities
Capital expenditures	(433.8)	(389.7)	(530.7)
Proceeds from cash surrender value of life insurance	4.4	—	7.1
Reimbursement for ATC's construction costs	10.0	—	—
Other, net	0.4	(8.0)	(3.4)
Net cash used in investing activities	(419.0)	(397.7)	(527.0)

Financing activities
Retirement of long-term debt	—	(400.0)	—
Issuance of long-term debt	300.0	450.0	—
Change in short-term debt	(136.1)	120.5	119.0
Payment of dividends to parent	(120.0)	(260.0)	(260.0)
Equity contribution from parent	125.0	55.0	215.0
Other, net	(2.0)	(6.4)	—
Net cash provided by (used in) financing activities	166.9	(40.9)	74.0

Net change in cash, cash equivalents, and restricted cash	36.1	(0.3)	0.4
Cash, cash equivalents, and restricted cash at beginning of year	2.4	2.7	2.3
Cash, cash equivalents, and restricted cash at end of year	$38.5	$2.4	$2.7

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2022 Form 10-K	54	Wisconsin Public Service Corporation

E. STATEMENTS OF EQUITY

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2019	$95.6	$1,221.1	$623.1	$1,939.8
Net income	—	—	221.6	221.6
Equity contribution from parent	—	215.0	—	215.0
Payment of dividends to parent	—	—	(260.0)	(260.0)
Stock-based compensation and other	—	0.3	—	0.3
Balance at December 31, 2020	$95.6	$1,436.4	$584.7	$2,116.7
Net income	—	—	231.1	231.1
Equity contribution from parent	—	55.0	—	55.0
Payment of dividends to parent	—	—	(260.0)	(260.0)
Stock-based compensation and other	—	0.1	0.1	0.2
Balance at December 31, 2021	$95.6	$1,491.5	$555.9	$2,143.0
Net income	—	—	235.0	235.0
Equity contribution from parent	—	125.0	—	125.0
Payment of dividends to parent	—	—	(120.0)	(120.0)
Stock-based compensation and other	—	0.3	—	0.3
Balance at December 31, 2022	$95.6	$1,616.8	$670.9	$2,383.3

The accompanying Notes to Financial Statements are an integral part of these financial statements.

2022 Form 10-K	55	Wisconsin Public Service Corporation

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

2022 Form 10-K	56	Wisconsin Public Service Corporation

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

2022 Form 10-K	57	Wisconsin Public Service Corporation

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

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at December 31, 2022 and 2021.

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

2022 Form 10-K	58	Wisconsin Public Service Corporation

(f) Materials, Supplies, and Inventories—Our inventory as of December 31 consisted of:

(in millions)	2022	2021
Natural gas in storage	$65.0	$33.5
Materials and supplies	59.3	50.5
Fossil fuel	40.2	28.9
Total	$164.5	$112.9

Substantially all natural gas in storage, materials and supplies, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

(g) Regulatory Assets and Liabilities—The economic effects of regulation can result in regulated companies recording costs and revenues that are allowed in the ratemaking process in a period different from the period they would have been recognized by a nonregulated company. When this occurs, regulatory assets and regulatory liabilities are recorded on the balance sheet. Regulatory assets represent deferred costs probable of recovery from customers that would have otherwise been charged to expense. Regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or future costs already collected from customers in rates.

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

We record straight-line depreciation expense over the estimated useful life of utility property using depreciation rates approved by the PSCW that include estimates for salvage value and removal costs. Annual utility composite depreciation rates were 2.67%, 2.66%, and 2.63% in 2022, 2021, and 2020, respectively.

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

See Note 7, Property, Plant, and Equipment, for more information.

(i) Allowance for Funds Used During Construction—AFUDC is included in utility plant accounts and represents the cost of borrowed funds (AFUDC–Debt) used during plant construction, and a return on shareholders' capital (AFUDC–Equity) used for construction purposes. AFUDC–Debt is recorded as a reduction of interest expense, and AFUDC–Equity is recorded in other income, net.

Approximately 50% of our retail jurisdictional CWIP expenditures are subject to the AFUDC calculation. Our average AFUDC retail rate was 7.55% for 2022, 2021, and 2020. Our average AFUDC wholesale rates were 5.49%, 1.04%, and 5.59% for 2022, 2021, and 2020, respectively.

We recorded the following AFUDC for the years ended December 31:

(in millions)	2022	2021	2020
AFUDC–Debt	$2.3	$3.5	$4.6
AFUDC–Equity	5.8	9.0	11.8

2022 Form 10-K	59	Wisconsin Public Service Corporation

(j) Asset Impairment—Goodwill and other intangible assets with indefinite lives are subject to an annual impairment test. Interim impairment tests are performed when impairment indicators are present. During the third quarter of each year, we perform an annual goodwill impairment test. The carrying amount of our goodwill is considered not recoverable if the carrying amount of our net assets exceeds our fair value. An impairment loss is recorded as the excess of the carrying amount of the goodwill over its fair value. For our indefinite-lived intangible assets, an impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds the fair value of the asset. An impairment loss is measured as the excess of the carrying amount of the intangible assets over its fair value. No impairment losses were recorded for our indefinite-lived intangible assets during the years ended December 31, 2022 and 2021. See Note 10, Goodwill and Intangible Assets, for more information.

We periodically assess the recoverability of certain long-lived assets when factors indicate the carrying value of such assets may be impaired or such assets are planned to be sold. Long-lived assets that would be subject to an impairment assessment generally include any assets within regulated operations that may not be fully recovered from our customers as a result of regulatory decisions that will be made in the future. An impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds the fair value of the asset. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the excess of the carrying amount of the asset over the fair value of the asset.

When it becomes probable that a generating unit will be retired before the end of its useful life, we assess whether the generating unit meets the criteria for abandonment accounting. Generating units that are considered probable of abandonment are expected to cease operations in the near term, significantly before the end of their original estimated useful lives. If a generating unit meets the applicable criteria to be considered probable of abandonment, and the unit has been abandoned, we assess the likelihood of recovery of the remaining net book value of that generating unit at the end of each reporting period. If it becomes probable that regulators will disallow full recovery as well as a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss may be required. An impairment loss would be recorded if the remaining net book value of the generating unit is greater than the present value of the amount expected to be recovered from ratepayers, using an incremental borrowing rate. See Note 6, Regulatory Assets and Liabilities, and Note 7, Property, Plant, and Equipment, for more information.

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

(l) Stock-Based Compensation—Our employees participate in the WEC Energy Group stock-based compensation plans. In accordance with the Omnibus Stock Incentive Plan, WEC Energy Group provides long-term incentives through its equity interests to its non-employee directors, officers, and other key employees. The plan provides for the granting of stock options, restricted stock, performance shares, and other stock-based awards. Awards may be paid in WEC Energy Group common stock, cash, or a combination thereof. In addition to those shares of WEC Energy Group common stock that were subject to awards outstanding as of May 6, 2021, 9.0 million shares of WEC Energy Group common stock are reserved for issuance under the plan.

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

2022 Form 10-K	60	Wisconsin Public Service Corporation

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

WEC Energy Group stock options are classified as equity awards. The fair value of each stock option was calculated using a binomial option-pricing model. The following table shows the estimated weighted-average fair value per stock option granted to our employees along with the weighted-average assumptions used in the valuation models:

	2022	2021	2020
Stock options granted	16,079	18,021	22,042

Estimated weighted-average fair value per stock option	$14.71	$13.20	$10.82

Assumptions used to value the options:
Risk-free interest rate	0.2% – 1.6%	0.1% – 0.9%	1.6% – 1.9%
Dividend yield	3.2%	2.9%	3.0%
Expected volatility	21.0%	21.0%	16.0%
Expected life (years)	8.7	8.7	8.6

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

Performance Units

Officers and other key employees are granted performance units under the WEC Energy Group Performance Unit Plan. All grants of performance units are settled in cash and are accounted for as liability awards accordingly. Performance units accrue forfeitable dividend equivalents in the form of additional performance units. The fair value of the performance units reflects our estimate of the final expected value of the awards, which is based on WEC Energy Group's stock price and performance achievement under the terms of the award. Stock-based compensation costs are generally recorded over the performance period, which is three years.

The ultimate number of units that will be awarded is dependent on WEC Energy Group's total shareholder return (stock price appreciation plus dividends) as compared to the total shareholder return of a peer group of companies over three years, as well as other performance metrics, as may be determined by the Compensation Committee. Under the terms of awards granted prior to 2023, participants may earn between 0% and 175% of the performance unit award based on WEC Energy Group's total shareholder return. Pursuant to the plan terms governing these awards, these percentages can be adjusted upwards or downwards by up to 10% based on WEC Energy Group's performance against additional performance measures, if any, adopted by the Compensation Committee.

The WEC Energy Group Performance Unit Plan was amended and restated, effective January 1, 2023. In accordance with the amended plan, the Compensation Committee selected multiple performance measures that will be weighted to determine the ultimate payout for the awards granted in 2023. The ultimate number of units awarded will be based on WEC Energy Group's total shareholder return compared to the total shareholder return of a peer group of companies over three years (55%), and WEC Energy Group's performance against the weighted average authorized ROE of all of its utility subsidiaries (45%). In addition, the Compensation Committee selected the level of WEC Energy Group's stock price to earnings ratio compared to its peer companies as

2022 Form 10-K	61	Wisconsin Public Service Corporation

a performance measure that can increase the payout by up to 25%. In no event can the performance unit payout be greater than 200% of the target award.

See Note 11, Common Equity, for more information on WEC Energy Group's stock-based compensation plans.

(m) Leases—We recognize a right of use asset and lease liability for operating and finance leases with a term of greater than one year. As a policy election, we account for each lease component separately from the nonlease components of a contract.

We are currently party to several easement agreements that allow us access to land we do not own for the purpose of constructing and maintaining certain electric power and natural gas equipment. The majority of payments we make related to easements relate to our renewable generating facilities. We have not classified our easements as leases because we view the entire parcel of land specified in our easement agreements to be the identified asset, not just that portion of the parcel that contains our easement. As such, we have concluded that we do not control the use of an identified asset related to our easement agreements, nor do we obtain substantially all of the economic benefits associated with these shared-use assets.

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

ITCs associated with regulated operations are deferred and amortized over the life of the assets. PTCs are recognized in the period in which such credits are generated. The amount of the credit is based upon power production from our qualifying generation facilities. We are included in WEC Energy Group's consolidated federal and state income tax returns. In accordance with our tax allocation agreement with WEC Energy Group, we are allocated income tax payments and refunds based upon the benefit for loss method, where attributes are realized when WEC Energy Group is able to realize them. See Note 16, Income Taxes, for more information.

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

2022 Form 10-K	62	Wisconsin Public Service Corporation

When possible, we base the valuations of our derivative assets and liabilities on quoted prices for identical assets and liabilities in active markets. These valuations are classified in Level 1. The valuations of certain contracts not classified as Level 1 may be based on quoted market prices received from counterparties and/or observable inputs for similar instruments. Transactions valued using these inputs are classified in Level 2. Certain derivatives, such as FTRs, are categorized in Level 3 due to the significance of unobservable or internally-developed inputs. Our FTRs are valued using MISO auction prices.

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

(q) Guarantees—We follow the guidance of the Guarantees Topic of the FASB ASC, which requires, under certain circumstances, that the guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at its inception. As of December 31, 2022, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

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

2022 Form 10-K	63	Wisconsin Public Service Corporation

We record environmental remediation liabilities when site assessments indicate remediation is probable, and we can reasonably estimate the loss or a range of losses. The estimate includes both our share of the liability and any additional amounts that will not be paid by other potentially responsible parties or the government. When possible, we estimate costs using site-specific information but also consider historical experience for costs incurred at similar sites. Remediation efforts for a particular site generally extend over a period of several years. During this period, the laws governing the remediation process may change, as well as site conditions, potentially affecting the cost of remediation.

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

(u) Customer Concentrations of Credit Risk—The geographic concentration of our customers did not contribute significantly to our overall exposure to credit risk. We periodically review customers' credit ratings, financial statements, and historical payment performance and require them to provide collateral or other security as needed. Our credit risk exposure is mitigated by our recovery mechanism for uncollectible expense discussed in Note 1(d), Operating Revenues. As a result, we did not have any significant concentrations of credit risk at December 31, 2022. In addition, there were no customers that accounted for more than 10% of our revenues for the year ended December 31, 2022.

NOTE 2—ACQUISITIONS

In accordance with Topic 805: Clarifying the Definition of a Business (ASU 2017-01), transactions are evaluated and are accounted for as acquisitions (or disposals) of assets or businesses, and transaction costs are capitalized in asset acquisitions.

Acquisitions of Electric Generation Facilities in Wisconsin

Effective January 1, 2023, we, along with WE, completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility in Whitewater, Wisconsin. Our share of the cost of this facility was approximately $36.3 million for 50% of the capacity, which excludes working capital and transaction costs.

In January 2022, we, along with an unaffiliated utility, received PSCW approval to acquire Red Barn, a utility-scale wind-powered electric generating facility. The project will be located in Grant County, Wisconsin and once constructed, we will own 82 MW of this project. Our share of the cost of this project is estimated to be $160 million, with commercial operation expected to begin in the first half of 2023, at which time the transaction is expected to close. Red Barn is expected to qualify for PTCs.

NOTE 3—RELATED PARTIES

We routinely enter into transactions with related parties, including WEC Energy Group, its other subsidiaries, ATC, and other affiliated entities.

We provide and receive services, property, and other items of value to and from our ultimate parent, WEC Energy Group, and other subsidiaries of WEC Energy Group pursuant to an AIA that became effective in 2017. The AIA was approved by the appropriate regulators, including the PSCW. In accordance with the AIA, WBS provides several categories of services to us (including financial, human resource, and administrative services). As required by FERC regulations for centralized service companies, WBS renders services at cost. Services provided by any regulated subsidiary of WEC Energy Group to another regulated subsidiary or WBS are provided at cost, and any services provided by a regulated subsidiary to a nonregulated subsidiary of WEC Energy Group are provided at the greater of cost or fair market value.

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

2022 Form 10-K	64	Wisconsin Public Service Corporation

by the PSCW, at each of our fully allocated costs. We are also required to initially fund the construction of transmission infrastructure upgrades needed for new generation projects. ATC owns these transmission assets and reimburses us for these costs when the new generation is placed in service.

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	December 31, 2022	December 31, 2021
Accounts receivable
Services provided to ATC	$0.5	$0.9
Amounts due from ATC for transmission infrastructure upgrades (1)	3.3	8.4
Accounts payable
Services received from ATC	9.1	8.9

(1)    The transmission infrastructure upgrades were primarily related to the construction of our renewable energy projects.

The following table shows activity associated with our related party transactions for the years ended December 31:

(in millions)	2022	2021		2020
Transactions with WE
Natural gas related sales to WE (1)	$3.3	$2.9		$1.5
Charges to WE for services and other items (2)	10.7	9.4		8.3
Charges from WE for services and other items (2)	13.3	11.8		12.5
Transactions with UMERC
Natural gas related sales to UMERC (1)	4.0	2.6		2.0
Charges to UMERC for services and other items (2)	3.7	3.1		4.4
Transactions with Bluewater
Storage service fees	10.7	10.3		10.6
Natural gas related sales to Bluewater (1)	1.9	1.9		1.9
Transactions with WBS
Charges to WBS for services and other items (2)	16.1	15.4		22.2
Charges from WBS for services and other items (2)	62.4	67.4	(4)	69.0
Transactions related to ATC
Charges to ATC for services and construction	9.6	8.0		11.9
Charges from ATC for network transmission services	109.5	107.0		107.4
Net refund from ATC related to FERC ROE orders	—	2.3		3.3
Transactions with WRPC
Rental payments to WRPC (3)	1.9	1.9		1.9
Charges to WRPC for operations	0.4	0.6		1.2
Charges from WRPC for services	2.6	2.4		2.6

(1)    Includes amounts related to the sale of natural gas and/or pipeline capacity.

(2)    Includes amounts charged for services, pass through costs, asset and liability transfers, and other items in accordance with the approved AIA.

(3)    We have an agreement with WRPC whereby we receive 50% of the energy generated from its hydroelectric power generation facilities.

(4)    Includes $5.4 million for the transfer of certain software assets from WBS.

2022 Form 10-K	65	Wisconsin Public Service Corporation

NOTE 4—OPERATING REVENUES

For more information about our significant accounting policies related to operating revenues, see Note 1(d), Operating Revenues.

Disaggregation of Operating Revenues

The following tables present our operating revenues disaggregated by revenue source for our utility segment. We do not have any revenues associated with our other segment. We disaggregate revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Revenues are further disaggregated by electric and natural gas operations and then by customer class. Each customer class within our electric and natural gas operations has different expectations of service, energy and demand requirements, and can be impacted differently by regulatory activities within their jurisdictions.

	Year Ended December 31
(in millions)	2022	2021	2020
Wisconsin Public Service Corporation
Electric utility	$1,316.5	$1,176.7	$1,136.9
Natural gas utility	465.5	338.8	269.5
Total revenues from contracts with customers	1,782.0	1,515.5	1,406.4
Other operating revenues	3.2	5.4	0.7
Total operating revenues	$1,785.2	$1,520.9	$1,407.1

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Year Ended December 31
(in millions)	2022	2021	2020
Residential	$460.4	$423.5	$420.0
Small commercial and industrial	413.8	376.2	353.6
Large commercial and industrial	293.3	256.6	220.0
Other	8.8	8.4	8.4
Total retail revenues	1,176.3	1,064.7	1,002.0
Wholesale	95.4	86.7	95.1
Resale	27.3	11.4	19.6
Other utility revenues	17.5	13.9	20.2
Total electric utility operating revenues	$1,316.5	$1,176.7	$1,136.9

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Year Ended December 31
(in millions)	2022	2021	2020
Residential	$271.8	$202.0	$156.4
Commercial and industrial	175.1	122.0	83.9
Total retail revenues	446.9	324.0	240.3
Transportation	20.1	19.4	19.6
Other utility revenues (1)	(1.5)	(4.6)	9.6
Total natural gas utility operating revenues	$465.5	$338.8	$269.5

(1)    Includes the revenues subject to our purchased gas recovery mechanism. As these amounts are billed to customers, they are reflected in retail revenues with an offsetting decrease in other utility revenues.

2022 Form 10-K	66	Wisconsin Public Service Corporation

Other Operating Revenues

Other operating revenues consist of the following:

	Year Ended December 31
(in millions)	2022	2021	2020
Late payment charges (1)	$3.8	$3.9	$2.0
Rental revenues	0.3	0.1	0.1
Alternative revenues (2)	(0.9)	1.4	(1.4)
Total other operating revenues	$3.2	$5.4	$0.7

(1)    The increase in late payment charges during 2021, compared with 2020, was a result of the expiration of a regulatory order from the PSCW in response to the COVID-19 pandemic, which included the suspension of late payment charges during a designated time period. See Note 23, Regulatory Environment, for more information.

(2)    Negative amounts can result from revenues to be refunded to wholesale customers subject to true-ups, as discussed in Note 1(d), Operating Revenues.

NOTE 5—CREDIT LOSSES

The table below shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	December 31, 2022	December 31, 2021
Accounts receivable and unbilled revenues	$279.5	$237.7
Allowance for credit losses	11.7	11.1
Accounts receivable and unbilled revenues, net (1)	$267.8	$226.6

Total accounts receivable, net – past due greater than 90 days (1)	$8.4	$8.0
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	95.5%	97.3%

(1)    Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at December 31, 2022, $131.6 million, or 49.1%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

A rollforward of the allowance for credit losses for the years ended December 31, 2022, 2021, and 2020, is included below:

	Year Ended December 31
(in millions)	2022	2021	2020
Balance at January 1	$11.1	$18.3	$4.2
Provision for credit losses	8.4	6.2	8.2
Provision for credit losses deferred for future recovery or refund	0.1	(7.0)	9.7
Write-offs charged against the allowance	(12.8)	(10.0)	(8.1)
Recoveries of amounts previously written off	4.9	3.6	4.3
Balance at December 31	$11.7	$11.1	$18.3

The allowance for credit losses increased during the year ended December 31, 2022. We believe that the high energy costs that customers are seeing, which have been driven by high natural gas prices, contributed to higher past due accounts receivable balances and a related increase in the allowance for credit losses. The increase was substantially offset by customer write-offs related to collection practices returning to pre-pandemic levels, including the restoration of our ability to disconnect customers. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance.

The allowance for credit losses decreased during the year ended December 31, 2021, primarily related to normal collection practices resuming in April 2021. Higher year-over-year natural gas prices drove an increase in gross accounts receivable balances, partially offsetting the decrease in the allowance for credit losses attributed to collection efforts.

2022 Form 10-K	67	Wisconsin Public Service Corporation

The allowance for credit losses increased during the year ended December 31, 2020, driven by higher past due accounts receivable balances, primarily related to our residential customers. This increase in accounts receivable balances in arrears was driven by economic disruptions caused by the COVID-19 pandemic, including higher unemployment rates. Also, as a result of the COVID-19 pandemic and related regulatory orders we received, we were unable to disconnect any of our customers during the year ended December 31, 2020.

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets were reflected on our balance sheets as of December 31:

(in millions)	2022	2021	See Note
Regulatory assets (1) (2)
Environmental remediation costs (3)	$118.5	$120.1	21
Income tax related items	61.5	54.5	16
Pension and OPEB costs (4)	48.6	74.1	19
Plant retirement related items	43.1	50.2
Derivatives	22.5	2.8	1(p)
AROs	15.6	14.2	1(k), 9
Energy efficiency programs (5)	13.4	6.1
ReACT™	13.0	15.6	23
Uncollectible expense	5.6	5.5	5
Energy costs recoverable through rate adjustments	5.1	—	1(d)
Other, net	18.6	4.8
Total regulatory assets	$365.5	$347.9

(1)    Based on prior and current rate treatment, we believe it is probable that we will continue to recover from customers the regulatory assets in this table. In accordance with GAAP, our regulatory assets do not include the allowance for ROE that is capitalized for regulatory purposes. This allowance was $9.6 million and $12.3 million at December 31, 2022 and 2021, respectively.

(2)    As of December 31, 2022, we had $32.9 million of regulatory assets not earning a return and $7.0 million of regulatory assets earning a return based on short-term interest rates. The regulatory assets not earning a return primarily relate to certain environmental remediation costs and our electric real time market pricing program. The other regulatory assets in the table either earn a return at our weighted average cost of capital or the cash has not yet been expended, in which case the regulatory assets are offset by liabilities.

(3)    As of December 31, 2022, we had made cash expenditures of $29.9 million related to these environmental remediation costs. The remaining $88.6 million represents our estimated future cash expenditures.

(4)    Primarily represents the unrecognized future pension and OPEB costs related to our defined benefit pension and OPEB plans. We are authorized recovery of these regulatory assets over the average remaining service life of each plan.

(5)    Represents amounts recoverable from customers related to programs designed to meet energy efficiency standards.

2022 Form 10-K	68	Wisconsin Public Service Corporation

The following regulatory liabilities were reflected on our balance sheets as of December 31:

(in millions)	2022	2021	See Note
Regulatory liabilities
Income tax related items	$343.7	$352.7	16
Removal costs (1)	186.5	189.9
Pension and OPEB benefits (2)	90.1	116.5	19
Energy costs refundable through rate adjustments	9.9	8.4	1(d)
Derivatives	7.9	26.9	1(p)
Earnings sharing mechanism	3.0	26.7	23
Electric transmission costs (3)	0.2	19.7
Other, net	18.9	3.1
Total regulatory liabilities	$660.2	$743.9

Balance sheet presentation
Other current liabilities	$9.9	$8.4
Regulatory liabilities	650.3	735.5
Total regulatory liabilities	$660.2	$743.9

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

(3)    In accordance with the PSCW's approval of escrow accounting for our ATC and MISO network transmission expenses, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During 2022, we amortized $19.0 million of our transmission regulatory liabilities to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. See Note 23, Regulatory Environment, for more information.

Pulliam Power Plant

In connection with a MISO ruling, we retired Pulliam Units 7 and 8 on October 21, 2018. The net book value of the Pulliam units was $36.6 million at December 31, 2022, representing book value less cost of removal and accumulated depreciation. This amount was classified as a regulatory asset on our balance sheet at December 31, 2022 as a result of the retirement of the plant. Effective with our rate order issued by the PSCW in December 2019, we received approval to collect a return of and on the entire net book value of the Pulliam units, and as a result, will continue to amortize this regulatory asset on a straight-line basis through 2031, using the composite depreciation rates approved by the PSCW before these generating units were retired. The amortization is included in depreciation and amortization in the income statement. We also have FERC approval to continue to collect the net book value of the Pulliam power plant using the approved composite depreciation rates, in addition to a return on the remaining net book value.

Edgewater Unit 4

The Edgewater 4 generating unit was retired on September 28, 2018. The net book value of the generating unit was $3.2 million at December 31, 2022, representing book value less cost of removal and accumulated depreciation. This amount was classified as a regulatory asset on our balance sheet at December 31, 2022 as a result of the retirement of the plant. Effective with our rate order issued by the PSCW in December 2019, we received approval to collect a return of and on the entire net book value of the Edgewater 4 generating unit, and as a result, will continue to amortize this regulatory asset on a straight-line basis through 2026, using the composite depreciation rates approved by the PSCW before this generating unit was retired. The amortization is included in depreciation and amortization in the income statement. We also have FERC approval to continue to collect the net book value of the Edgewater 4 generating unit using the approved composite depreciation rates, in addition to a return on the remaining net book value.

2022 Form 10-K	69	Wisconsin Public Service Corporation

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following at December 31:

(in millions)	2022	2021
Electric – generation	$2,736.5	$2,816.7
Electric – distribution	2,184.9	2,076.3
Natural gas – distribution, storage, and transmission	1,184.5	1,159.5
Property, plant, and equipment to be retired, net	273.1	277.0
Other	493.1	482.5
Less: Accumulated depreciation	1,662.6	1,808.4
Net	5,209.5	5,003.6
CWIP	167.2	95.0
Total property, plant, and equipment	$5,376.7	$5,098.6

Severance Liability for Plant Retirements

We have severance liabilities related to past and future plant retirements recorded in other current liabilities on our balance sheets. Activity related to these severance liabilities for the years ended December 31 was as follows:

(in millions)	2022	2021
Severance liability at January 1 (1)	$1.6	$—
Severance expense	1.1	1.6
Severance payments	—	—
Other	—	—
Total severance liability at December 31	$2.7	$1.6

(1)    There was no severance liability in 2020.

Plant to be Retired

Columbia Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia generating units 1 and 2 became probable. Columbia generating units 1 and 2 are expected to be retired by June 2026. The net book value of our ownership share of unit 1 and unit 2 was $84.0 million and $189.1 million, respectively, at December 31, 2022, which does not include deferred taxes. These amounts were classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

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

2022 Form 10-K	70	Wisconsin Public Service Corporation

Information related to jointly owned utility facilities at December 31, 2022 was as follows:

(in millions, except for percentages and MW)	Weston Unit 4	Columbia Energy Center Units 1 and 2	Forward Wind	Two Creeks	Badger Hollow I (2)
Ownership	70.0%	27.5%	44.6%	66.7%	66.7%
Share of capacity (MW) (1)	387.3	311.1	61.5	100.0	100.0
In-service date	2008	1975 and 1978	2008	2020	2021
Property, plant, and equipment	$612.1	$426.1	$119.3	$136.8	$146.2
Accumulated depreciation	$(213.0)	$(159.7)	$(53.9)	$(9.7)	$(4.9)
CWIP	$1.2	$6.8	$0.2	$0.1	$—

(1)    Capacity for Weston Unit 4 and Columbia Energy Center Units 1 and 2 is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2023 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand. Capacity for Forward Wind is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds. Capacity for Two Creeks and Badger Hollow I is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(2)    Commercial operation was achieved in November 2021 for Badger Hollow I.

We, along with WE and an unaffiliated utility, received PSCW approval to construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once fully constructed, we will own 15%, or 30 MW of solar generation and 17 MW of battery storage of this project. Commercial operation of the solar facility is targeted for 2023. The CWIP balance for Paris was $34.4 million as of December 31, 2022.

We, along with WE and an unaffiliated utility, received PSCW approval to construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, we will own 15%, or 37 MW of solar generation and 12 MW of battery storage of this project. Commercial operation of the solar facility is targeted for 2024. The CWIP balance for Darien was $1.6 million as of December 31, 2022.

We, along with WE, received PSCW approval to construct a natural gas-fired generation facility at our existing Weston power plant site in northern Wisconsin. The new facility will consist of seven RICE units. Once constructed, we will own 50%, or 64 MW of this project. Commercial operation is targeted for 2023. The CWIP balance for the Weston RICE units was $60.2 million as of December 31, 2022.

Effective January 1, 2023, we, along with WE, completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility in Whitewater, Wisconsin. Our share of the cost of this facility was $36.3 million, or 50% of the capacity, which excludes transaction costs and working capital. See Note 2, Acquisitions, for more information.

Our proportionate share of direct expenses for the joint operation of these plants is recorded in operating expenses in the income statements. We have supplied our own financing for all jointly owned projects.

NOTE 9—ASSET RETIREMENT OBLIGATIONS

We have recorded AROs primarily for asbestos abatement at certain generation facilities, office buildings, and service centers; the dismantling of wind generation projects; the dismantling of solar generation projects; the disposal of polychlorinated biphenyls-contaminated transformers; and the closure of coal combustion residual landfills at certain generation facilities. We establish regulatory assets and liabilities to record the differences between ongoing expense recognition under the ARO accounting rules and the ratemaking practices for retirement costs authorized by the PSCW.

2022 Form 10-K	71	Wisconsin Public Service Corporation

On our balance sheets, AROs are recorded within other long-term liabilities. The following table shows changes to our AROs during the years ended December 31:

(in millions)	2022		2021		2020
Balance as of January 1	$55.8		$45.5		$41.5
Accretion	2.0		1.8		1.8
Additions and revisions to estimated cash flows	2.1	(1)	8.6	(3)	8.2	(4)
Liabilities settled	(4.8)	(2)	(0.1)		(6.0)	(5)
Balance as of December 31	$55.1		$55.8		$45.5

(1)    During 2022, AROs increased $2.1 million due to a $1.4 million increase related to revisions made to estimated cash flows for the closure of fly ash landfills and ash ponds, as well as the recording of a new $0.7 million ARO for the legal requirement to dismantle, at retirement, the Hodag solar generation project.

(2)    AROs decreased $4.6 million during 2022, due to the partial settlement of AROs for landfill and ash pond closure activities.

(3)    AROs increased $10.8 million in 2021, due to the legal requirement to dismantle, at retirement, the Badger Hollow I solar generation project. Also in 2021, AROs increased $6.8 million due to revisions made to the removal estimates for fly ash landfills and ash ponds. AROs decreased $8.9 million due to revisions made to removal estimates for wind generation projects.

(4)    This increase in AROs during 2020 was primarily due to the legal requirement to dismantle, at retirement, the Two Creeks solar generation project.

(5)    AROs decreased $3.8 million in 2020, due to the settlement of AROs for the abatement of asbestos at our generation facilities. Also in 2020, AROs decreased $2.2 million due to the settlement of AROs for the closure of coal combustion residual landfills at certain generation facilities.

NOTE 10—GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the years ended December 31, 2022 and 2021. We had no accumulated impairment losses related to our goodwill as of December 31, 2022.

During the third quarter of 2022, we completed our annual goodwill impairment test as of July 1, 2022. No impairment resulted from this test.

Intangible Assets

At December 31, 2022 and 2021, we had $3.8 million and $0.4 million, respectively, of indefinite-lived intangible assets, consisting of spectrum frequencies. The spectrum frequencies enable us to transmit data and voice communications over a wavelength dedicated to us throughout our service territory. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets.

NOTE 11—COMMON EQUITY

Stock-Based Compensation

The following table summarizes our pre-tax stock-based compensation expense, including amounts allocated from WBS, and the related tax benefit recognized in income for the years ended December 31:

(in millions)	2022	2021	2020
Stock options	$1.1	$1.1	$1.0
Restricted stock	1.2	1.0	1.2
Performance units	3.9	0.4	4.1
Stock-based compensation expense	$6.2	$2.5	$6.3
Related tax benefit	$1.7	$0.7	$1.7

Stock-based compensation costs capitalized during 2022, 2021, and 2020 were not significant.

2022 Form 10-K	72	Wisconsin Public Service Corporation

Stock Options

The following is a summary of our employees' WEC Energy Group stock option activity during 2022:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2022	78,619	$79.25
Granted	16,079	$96.04
Exercised	(32,530)	$72.74
Outstanding as of December 31, 2022	62,168	$87.00	7.4	$0.5
Exercisable as of December 31, 2022	15,927	$70.20	5.7	$0.4

The aggregate intrinsic value of outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they exercised all of their options on December 31, 2022. This is calculated as the difference between WEC Energy Group's closing stock price on December 31, 2022, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $0.9 million, $0.3 million, and $0.9 million, respectively. Cash received by WEC Energy Group from exercises of its options by our employees was $2.4 million, $0.6 million, and $1.5 million during the years ended December 31, 2022, 2021, and 2020, respectively. The actual tax benefit from option exercises for the same periods was approximately $0.2 million, $0.1 million, and $0.3 million, respectively.

As of December 31, 2022, we expected to recognize approximately $0.4 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group stock options over the next 1.6 years on a weighted-average basis.

During the first quarter of 2023, the Compensation Committee awarded 10,655 non-qualified WEC Energy Group stock options with an exercise price of $93.69 and a weighted-average grant date fair value of $19.58 per option to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

Restricted Shares

The following is a summary of our employees' WEC Energy Group restricted stock activity during 2022:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of January 1, 2022	2,576	$87.10
Granted	1,522	$96.04
Released	(1,287)	$82.99
Forfeited	(254)	$93.58
Outstanding and unvested as of December 31, 2022	2,557	$93.84

The intrinsic value of WEC Energy Group restricted stock held by our employees that was released was $0.1 million, $0.1 million, and $0.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. The actual tax benefit from released restricted shares for the same years was $0.1 million each year.

As of December 31, 2022, we expected to recognize approximately $0.5 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group restricted stock over the next 1.7 years on a weighted-average basis.

During the first quarter of 2023, the Compensation Committee awarded 1,587 WEC Energy Group restricted shares to our officers and other key employees under its normal schedule of awarding long-term incentive compensation. The grant date fair value of these awards was $93.69 per share.

Performance Units

During 2022, 2021, and 2020, the Compensation Committee awarded 6,608; 5,437; and 7,017 WEC Energy Group performance units, respectively, to our officers and other key employees under the WEC Energy Group Performance Unit Plan.

2022 Form 10-K	73	Wisconsin Public Service Corporation

Performance units with an intrinsic value of $0.7 million, $1.2 million, and $1.8 million were settled during 2022, 2021, and 2020, respectively. The actual tax benefit from the distribution of performance units for the same years was $0.2 million, $0.2 million, and $0.4 million, respectively.

At December 31, 2022, our employees held 16,712 WEC Energy Group performance units, including dividend equivalents. A liability of $1.0 million was recorded on our balance sheet at December 31, 2022 related to these outstanding units. As of December 31, 2022, we expected to recognize approximately $2.5 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group performance units over the next 1.7 years on a weighted-average basis.

During the first quarter of 2023, performance units held by our employees with an intrinsic value of $0.4 million were settled. The actual tax benefit from the distribution of these awards was $0.1 million. In January 2023, the Compensation Committee also awarded 6,905 WEC Energy Group performance units to our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

Restrictions

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to the sole holder of our common stock, Integrys, in the form of cash dividends, loans, or advances. In addition, Wisconsin law prohibits us from making loans to or guaranteeing obligations of WEC Energy Group, Integrys, or their subsidiaries.

In accordance with our most recent rate order, we may not pay common dividends above the test year forecasted amount reflected in our rate case, if it would cause our average common equity ratio, on a financial basis, to fall below our authorized level of 53.0%. A return of capital in excess of the test year amount can be paid by us at the end of the year provided that our average common equity ratio does not fall below the authorized level.

See Note 13, Short-Term Debt and Lines of Credit, for a discussion of certain financial covenants related to our short-term debt obligations.

As of December 31, 2022, our restricted retained earnings totaled approximately $579 million.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 12—PREFERRED STOCK

We have 1,000,000 shares of preferred stock with a $100 par value authorized for issuance, of which none were issued and outstanding at December 31, 2022 and 2021.

NOTE 13—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates as of December 31:

(in millions, except percentages)	2022	2021
Commercial paper
Amount outstanding at December 31	$194.9	$331.0
Average interest rate on amounts outstanding at December 31	4.60%	0.21%

Our average amount of commercial paper borrowings based on daily outstanding balances during 2022 was $178.6 million, with a weighted-average interest rate during the period of 1.91%.

We have entered into a bank back-up credit facility to maintain short-term credit liquidity which, among other terms, requires us to maintain, subject to certain exclusions, a total funded debt to capitalization ratio of 65% or less. As of December 31, 2022, we were in compliance with this ratio.

2022 Form 10-K	74	Wisconsin Public Service Corporation

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including remaining available capacity under this facility as of December 31:

(in millions)	Maturity	2022
Revolving credit facility	September 2026	$400.0

Less:
Letters of credit issued inside credit facility		1.3
Commercial paper outstanding		194.9
Available capacity under existing agreement		$203.8

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

NOTE 14—LONG-TERM DEBT

The following table is a summary of our long-term debt outstanding (excluding finance leases) as of December 31:

(in millions)	Interest Rate	Year Due	2022	2021
Senior Notes (unsecured)	5.35%	2025	$300.0	$—
	6.08%	2028	50.0	50.0
	5.55%	2036	125.0	125.0
	3.671%	2042	300.0	300.0
	4.752%	2044	450.0	450.0
	3.30%	2049	300.0	300.0
	2.85%	2051	450.0	450.0
Total			1,975.0	1,675.0
Unamortized debt issuance costs			(15.5)	(14.2)
Unamortized discount, net			(1.5)	(1.5)
Total long-term debt (1)			$1,958.0	$1,659.3

(1)    The amount of long-term debt on our balance sheet includes finance lease obligations of $41.9 million at December 31, 2022 and $31.3 million at December 31, 2021.

We amortize debt premiums, discounts, and debt issuance costs over the life of the debt using the straight-line method and we include the costs in interest expense.

In November 2022, we issued $300.0 million of 5.35% Senior Notes due November 10, 2025, and used the net proceeds to repay short-term debt and for other corporate purposes.

The following table shows the future maturities of our long-term debt outstanding (excluding obligations under finance leases) as of December 31, 2022:

(in millions)	Payments
2023	$—
2024	—
2025	300.0
2026	—
2027	—
Thereafter	1,675.0
Total	$1,975.0

2022 Form 10-K	75	Wisconsin Public Service Corporation

Our long-term debt obligations contain covenants related to payment of principal and interest when due and various other obligations. Failure to comply with these covenants could result in an event of default, which could result in the acceleration of outstanding debt obligations.

NOTE 15—LEASES

Obligations Under Finance Leases

In accordance with ASC Subtopic 980-842, Regulated Operations – Leases, the expense recognition pattern of our finance leases discussed below resembles that of an operating lease. The difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under Topic 842 is deferred as a regulatory asset on our balance sheets in accordance with Subtopic 980-842.

Land Leases – Utility Solar Generation

We, along with WE and an unaffiliated utility, have entered into various land leases related to our investments in utility-scale solar generation. Each lease has an initial term and one or more optional extensions. We expect the optional extensions to be exercised, and, as a result, all of the land leases are being amortized over an extended term of approximately 50 years. Once a solar project achieves commercial operation, the lease liability is remeasured to reflect the final total acres being leased. Our payments related to these leases are being recovered through rates.

Amounts Recognized in the Financial Statements and Other Information

Lease expense and cash payments related to our finance leases were not significant in 2022, 2021, or 2020. Other information related to these leases for the years ended December 31 are as follows:

Other information (dollar amounts in millions)	2022	2021	2020
Non-cash activities:
Right of use assets obtained in exchange for finance lease liabilities	$10.2	$2.6	$—
Reduction of right of use asset and finance lease liability due to a remeasurement	$—	$(2.9)	$—

Weighted average remaining lease term	49.0 years	49.6 years	50.0 years

Weighted average discount rate (1)	3.9%	3.3%	4.2%

(1)    Because these leases do not provide an implicit rate of return, we used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

The following table summarizes our finance lease right of use assets and obligations at December 31:

(in millions)	2022	2021	Balance Sheet Location
Right of use assets
Finance lease right of use assets, net (1)	$38.0	$28.4	Property, plant, and equipment, net

Lease obligations
Long-term finance lease liabilities	$41.9	$31.3	Long-term debt

(1)    Amounts are net of accumulated amortization of $2.2 million and $1.5 million at December 31, 2022 and 2021, respectively.

2022 Form 10-K	76	Wisconsin Public Service Corporation

Future minimum lease payments under our finance leases and the present value of our net minimum lease payments as of December 31, 2022, were as follows:

(in millions)	Total Finance Leases
2023	$1.2
2024	1.3
2025	1.3
2026	1.3
2027	1.4
Thereafter	101.7
Total minimum lease payments	108.2
Less: Interest	(66.3)
Present value of minimum lease payments	41.9
Less: Short-term lease liabilities	—
Long-term lease liabilities	$41.9

As of February 23, 2023, we have not entered into any material leases that have not yet commenced.

NOTE 16—INCOME TAXES

Income Tax Expense

The following table is a summary of income tax expense for each of the years ended December 31:

(in millions)	2022	2021	2020
Current tax expense (benefit)	$8.7	$(18.3)	$49.8
Deferred income taxes, net	66.3	51.1	5.1
ITCs	(2.8)	(1.6)	(0.4)
Total income tax expense	$72.2	$31.2	$54.5

Statutory Rate Reconciliation

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	2022		2021		2020
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$64.5	21.0%	$55.1	21.0%	$58.0	21.0%
State income taxes net of federal tax benefit	19.5	6.3%	16.3	6.2%	16.9	6.1%
Federal excess deferred tax amortization (1)	(5.2)	(1.7)%	(5.2)	(2.0)%	(5.1)	(1.8)%
Federal excess deferred tax amortization – Wisconsin unprotected (2)	(3.8)	(1.2)%	(33.0)	(12.6)%	(12.7)	(4.6)%
ITC restored	(2.8)	(0.9)%	(1.6)	(0.6)%	(0.4)	(0.2)%
AFUDC–Equity	(1.2)	(0.4)%	(1.9)	(0.7)%	(2.5)	(0.9)%
Other, net	1.2	0.4%	1.5	0.6%	0.3	0.1%
Total income tax expense	$72.2	23.5%	$31.2	11.9%	$54.5	19.7%

(1)    The Tax Legislation required us to remeasure our deferred income taxes and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements. The decrease in income tax expense related to the amortization of the deferred tax benefits is offset by a decrease in revenue as the benefits are returned to customers, resulting in no impact on net income.

(2)    In accordance with the rate order received from the PSCW in December 2019, we are amortizing these unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to our customers. The decrease in income tax expense related to the amortization of the deferred tax benefits is offset by a decrease in revenue as the benefits are returned to customers, resulting in no impact on net income.

2022 Form 10-K	77	Wisconsin Public Service Corporation

See Note 23, Regulatory Environment, for more information about the impact of the Tax Legislation and the Wisconsin rate orders.

Deferred Income Tax Assets and Liabilities

The components of deferred income taxes as of December 31 were as follows:

(in millions)	2022	2021
Deferred tax assets
Tax gross up – regulatory items	$99.9	$102.4
Future tax benefits	3.5	8.7
Other	23.3	20.5
Total deferred tax assets	$126.7	$131.6

Deferred tax liabilities
Property-related	878.3	822.1
Employee benefits and compensation	62.2	49.5
Other	46.9	42.2
Total deferred tax liabilities	987.4	913.8
Deferred tax liability, net	$860.7	$782.2

Consistent with ratemaking treatment, deferred taxes in the table above are offset for temporary differences that have related regulatory assets and liabilities.

The components of net deferred tax assets associated with federal tax benefit carryforwards as of December 31, 2022 and 2021 are summarized in the tables below:

2022 (in millions)	Gross Value	Deferred Tax Effect	Earliest Year of Expiration
Future tax benefits as of December 31, 2022
Federal tax credit	$—	$3.5	2041
Balance as of December 31, 2022	$—	$3.5

2021 (in millions)	Gross Value	Deferred Tax Effect	Earliest Year of Expiration
Future tax benefits as of December 31, 2021
Federal tax credit	$—	$8.7	2041
Balance as of December 31, 2021	$—	$8.7

Unrecognized Tax Benefits

We had no unrecognized tax benefits at December 31, 2022 and 2021.

We do not expect any unrecognized tax benefits to affect our effective tax rate in periods after December 31, 2022.

For the years ended December 31, 2022, 2021, and 2020, we recognized no interest expense and no penalties related to unrecognized tax benefits in our income statements. At December 31, 2022 and 2021, we had no interest accrued and no penalties accrued related to unrecognized tax benefits on our balance sheets.

We do not anticipate any significant increases in the total amounts of unrecognized tax benefits within the next 12 months.

Our primary tax jurisdictions include federal and the state of Wisconsin. With a few exceptions, we are no longer subject to federal income tax examinations by the IRS for years prior to 2019. As of December 31, 2022, we were subject to examination by the Wisconsin taxing authority for tax years 2018 through 2022.

2022 Form 10-K	78	Wisconsin Public Service Corporation

NOTE 17—FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.2	$0.5	$—	$1.7
FTRs	—	—	4.1	4.1
Coal contracts	—	1.8	—	1.8
Total derivative assets	$1.2	$2.3	$4.1	$7.6

Derivative liabilities
Natural gas contracts	$14.5	$2.4	$—	$16.9

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$6.5	$3.0	$—	$9.5
FTRs	—	—	1.4	1.4
Coal contracts	—	15.3	—	15.3
Total derivative assets	$6.5	$18.3	$1.4	$26.2

Derivative liabilities
Natural gas contracts	$1.4	$0.2	$—	$1.6

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy at December 31:

(in millions)	2022	2021	2020
Balance at the beginning of the period	$1.4	$1.2	$1.3
Purchases	11.7	3.1	4.1
Settlements	(9.0)	(2.9)	(4.2)
Balance at the end of the period	$4.1	$1.4	$1.2

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	December 31, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (1)	$1,958.0	$1,607.2	$1,659.3	$1,903.2

(1)    The carrying amount of long-term debt excludes finance lease obligations of $41.9 million and $31.3 million at December 31, 2022 and 2021, respectively.

The fair value of our long-term debt is categorized within Level 2 of the fair value hierarchy.

2022 Form 10-K	79	Wisconsin Public Service Corporation

NOTE 18—DERIVATIVE INSTRUMENTS

Derivative assets and liabilities not shown separately on our balance sheets are included in the other current and other long-term line items. The following table shows our derivative assets and derivative liabilities. None of the derivatives shown below are designated as hedging instruments.

	December 31, 2022		December 31, 2021
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$1.7	$16.3	$9.2	$1.5
FTRs	4.1	—	1.4	—
Coal contracts	1.4	—	11.6	—
Total current	7.2	16.3	22.2	1.5

Long-term
Natural gas contracts	—	0.6	0.3	0.1
Coal contracts	0.4	—	3.7	—
Total long-term	0.4	0.6	4.0	0.1
Total	$7.6	$16.9	$26.2	$1.6

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains and losses were as follows for the years ended:

	December 31, 2022		December 31, 2021		December 31, 2020
(in millions)	Volumes	Gains	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	33.4 Dth	$43.1	37.5 Dth	$21.8	38.1 Dth	$(8.7)
FTRs	7.8 MWh	2.5	7.0 MWh	8.7	8.3 MWh	1.4
Total		$45.6		$30.5		$(7.3)

At December 31, 2022 and 2021, we had posted cash collateral of $26.6 million and $6.3 million, respectively.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	December 31, 2022			December 31, 2021
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$7.6	$16.9		$26.2	$1.6
Gross amount not offset on the balance sheet	(1.4)	(14.8)	(1)	(1.4)	(1.4)
Net amount	$6.2	$2.1		$24.8	$0.2

(1)    Includes cash collateral posted of $13.4 million.

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

2022 Form 10-K	80	Wisconsin Public Service Corporation

We use a year-end measurement date to measure the funded status of all of the pension and OPEB plans. Due to the regulated nature of our business, we have concluded that substantially all of the unrecognized costs resulting from the recognition of the funded status of the pension and OPEB plans qualify as a regulatory asset.

The following tables provide a reconciliation of the changes in our share of the plans' benefit obligations and fair value of assets:

	Pension Benefits		OPEB Benefits
(in millions)	2022	2021	2022	2021
Change in benefit obligation
Obligation at January 1	$773.1	$816.2	$146.9	$148.5
Service cost	9.0	10.6	4.0	4.3
Interest cost	22.7	21.9	4.4	4.2
Plan amendments	—	—	—	(3.5)
Net transfer from affiliates	—	—	0.3	—
Actuarial loss (gain)	(204.9)	(37.1)	(36.2)	2.3
Participant contributions	—	—	0.6	1.1
Benefit payments	(39.2)	(38.5)	(7.8)	(10.0)
Obligation at December 31	$560.7	$773.1	$112.2	$146.9

Change in fair value of plan assets
Fair value at January 1	$859.4	$816.3	$303.6	$288.3
Actual return on plan assets	(135.7)	80.6	(41.7)	23.3
Employer contributions	0.6	1.0	0.9	0.9
Participant contributions	—	—	0.6	1.1
Benefit payments	(39.2)	(38.5)	(7.8)	(10.0)
Net transfer from affiliates	—	—	—	—
Fair value at December 31	$685.1	$859.4	$255.6	$303.6
Funded status at December 31	$124.4	$86.3	$143.4	$156.7

In 2022 and 2021, we had actuarial gains related to our pension benefit obligations of $204.9 million and $37.1 million, respectively, both of which were primarily driven by changes in our discount rates. The discount rate for our pension benefits was 5.50%, 3.00%, and 2.74%, in 2022, 2021, and 2020, respectively.

In 2022, we had an actuarial gain related to our OPEB benefit obligation of $36.2 million, which was primarily driven by an increase in our discount rate. The discount rate for our OPEB benefits was 5.50% and 2.98%, in 2022 and 2021, respectively. The 2021 actuarial loss related to our OPEB benefit obligations was not significant.

The amounts recognized on our balance sheets at December 31 related to the funded status of the benefit plans were as follows:

	Pension Benefits		OPEB Benefits
(in millions)	2022	2021	2022	2021
Pension and OPEB assets	$129.5	$92.9	$152.6	$167.8
Other long-term liabilities	5.1	6.6	9.2	11.1
Total net assets	$124.4	$86.3	$143.4	$156.7

The accumulated benefit obligation for the defined benefit pension plans was $525.9 million and $705.0 million at December 31, 2022 and 2021, respectively.

The following table shows information for pension plans with an accumulated benefit obligation in excess of plan assets. There were no plan assets related to these pension plans. Amounts presented are as of December 31:

(in millions)	2022	2021
Accumulated benefit obligation	$5.1	$6.6

2022 Form 10-K	81	Wisconsin Public Service Corporation

The following table shows information for pension plans with a projected benefit obligation in excess of plan assets. There were no plan assets related to these pension plans. Amounts presented are as of December 31:

(in millions)	2022	2021
Projected benefit obligation	$5.1	$6.6

The following table shows information for OPEB plans with an accumulated benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2022	2021
Accumulated benefit obligation	$14.4	$11.1
Fair value of plan assets	5.3	—

The following table shows the amounts that had not yet been recognized in our net periodic benefit cost as of December 31:

	Pension Benefits		OPEB Benefits
(in millions)	2022	2021	2022	2021
Net regulatory assets (liabilities)
Net actuarial loss (gain)	$56.1	$87.3	$(35.6)	$(64.6)
Prior service credits	—	—	(31.2)	(41.4)
Total	$56.1	$87.3	$(66.8)	$(106.0)

The components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for the years ended December 31 were as follows:

	Pension Benefits			OPEB Benefits
(in millions)	2022	2021	2020	2022	2021	2020
Service cost	$9.0	$10.6	$9.9	$4.0	$4.3	$4.4
Interest cost	22.7	21.9	25.2	4.4	4.2	5.1
Expected return on plan assets	(55.2)	(51.8)	(48.6)	(21.0)	(20.4)	(18.2)
Plan curtailment	—	—	—	—	(6.4)	—
Amortization of prior service credit	—	—	—	(10.2)	(10.3)	(10.5)
Amortization of net actuarial loss (gain)	17.3	26.6	23.7	(2.5)	(3.7)	(1.4)
Net periodic benefit cost (credit)	$(6.2)	$7.3	$10.2	$(25.3)	$(32.3)	$(20.6)

The weighted-average assumptions used to determine the benefit obligations for the plans were as follows for the years ended December 31:

	Pension Benefits		OPEB Benefits
	2022	2021	2022	2021
Discount rate	5.50%	3.00%	5.50%	2.98%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Interest credit rate	4.00%	2.25%	N/A	N/A
Assumed medical cost trend rate (Pre 65)	N/A	N/A	6.50%	5.70%
Ultimate trend rate (Pre 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	N/A	N/A	2031	2028
Assumed medical cost trend rate (Post 65)	N/A	N/A	6.00%	5.60%
Ultimate trend rate (Post 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	N/A	N/A	2031	2028

2022 Form 10-K	82	Wisconsin Public Service Corporation

The weighted-average assumptions used to determine net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Benefits
	2022	2021	2020
Discount rate	3.00%	2.74%	3.45%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	4.00%	4.00%	4.00%
Interest credit rate	2.25%	2.25%	2.25%

	OPEB Benefits
	2022	2021	2020
Discount rate	2.98%	2.95%	3.48%
Expected return on plan assets	7.00%	7.00%	7.00%
Assumed medical cost trend rate (Pre 65)	5.70%	5.85%	6.00%
Ultimate trend rate (Pre 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	2028	2028	2028
Assumed medical cost trend rate (Post 65)	5.60%	5.70%	5.80%
Ultimate trend rate (Post 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	2028	2028	2028

WEC Energy Group consults with its investment advisors on an annual basis to help forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the trust. For 2023, the expected return on asset assumption for the pension plan and OPEB plans is 7.00%.

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

Our pension trust target asset allocations are 40% equity investments, 45% fixed income investments, and 15% private equity and real estate investments. The OPEB trust has a target asset allocation of 45% equity investments, 45% fixed income investments, and 10% real estate investments. Equity securities include investments in large-cap, mid-cap, and small-cap companies. Fixed income securities include corporate bonds of companies from diversified industries, mortgage and other asset backed securities, commercial paper, and United States Treasuries.

Pension and OPEB plan investments are recorded at fair value. See Note 1(o), Fair Value Measurements, for more information regarding the fair value hierarchy and the classification of fair value measurements based on the types of inputs used.

2022 Form 10-K	83	Wisconsin Public Service Corporation

The following tables provide the fair values of our investments by asset class:

	December 31, 2022
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$70.2	$—	$—	$70.2	$28.4	$—	$—	$28.4
International equity	61.3	—	—	61.3	27.3	—	—	27.3
Fixed income securities: (1)
United States bonds	—	130.7	—	130.7	50.2	32.6	—	82.8
International bonds	—	23.7	—	23.7	—	3.0	—	3.0
	$131.5	$154.4	$—	$285.9	$105.9	$35.6	$—	$141.5
Investments measured at net asset value:
Equity securities				141.6				58.6
Fixed income securities				53.0				24.7
Other				204.6				30.8
Total				$685.1				$255.6

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

	December 31, 2021
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$123.8	$—	$—	$123.8	$41.1	$—	$—	$41.1
International equity	94.7	—	—	94.7	34.6	—	—	34.6
Fixed income securities: (1)
United States bonds	—	165.4	—	165.4	64.7	43.0	—	107.7
International bonds	—	27.1	—	27.1	—	3.1	—	3.1
	$218.5	$192.5	$—	$411.0	$140.4	$46.1	$—	$186.5
Investments measured at net asset value:
Equity securities				207.3				68.5
Fixed income securities				63.2				42.9
Other				177.9				5.7
Total				$859.4				$303.6

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

Cash Flows

We expect to contribute $0.6 million to the pension plans and $1.0 million to the OPEB plans in 2023, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

2022 Form 10-K	84	Wisconsin Public Service Corporation

The following table shows the payments, reflecting expected future service, that we expect to make for pension and OPEB over the next 10 years:

(in millions)	Pension Benefits	OPEB Benefits
2023	$37.1	$8.6
2024	37.2	8.7
2025	37.6	8.9
2026	37.9	9.3
2027	38.2	9.6
2028-2032	192.1	48.2

Savings Plans

WEC Energy Group sponsors 401(k) savings plans that allow substantially all of our full-time employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. A percentage of employee contributions are matched by us through a contribution into the employee's savings plan account, up to certain limits. The 401(k) savings plans include an Employee Stock Ownership Plan. Certain employees receive an employer retirement contribution, which amounts are contributed to an employee's savings plan account based on the employee's wages, age, and years of service. Total costs incurred under all of these plans were $11.7 million, $11.0 million, and $10.1 million in 2022, 2021, and 2020, respectively.

NOTE 20—SEGMENT INFORMATION

We use net income to measure segment profitability and to allocate resources to our businesses. At December 31, 2022, we reported two segments, which are described below.

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

All of our operations and assets are located within the United States. The following tables show summarized financial information related to our reportable segments for the years ended December 31, 2022, 2021, and 2020.

2022 (in millions)	Utility	Other	Wisconsin Public Service Corporation
External revenues	$1,785.2	$—	$1,785.2
Other operation and maintenance	362.5	—	362.5
Depreciation and amortization	199.8	—	199.8
Other income, net	41.0	1.3	42.3
Interest expense	70.5	—	70.5
Income tax expense	71.9	0.3	72.2
Net income	234.0	1.0	235.0
Capital expenditures	433.8	—	433.8
Total assets	6,696.0	12.8	6,708.8

2022 Form 10-K	85	Wisconsin Public Service Corporation

2021 (in millions)	Utility	Other	Wisconsin Public Service Corporation
External revenues	$1,520.9	$—	$1,520.9
Other operation and maintenance	406.4	—	406.4
Depreciation and amortization	188.6	—	188.6
Other income, net	36.8	1.4	38.2
Interest expense	64.7	—	64.7
Income tax expense	30.9	0.3	31.2
Net income	230.0	1.1	231.1
Capital expenditures	389.7	—	389.7
Total assets	6,224.3	11.4	6,235.7

2020 (in millions)	Utility	Other	Wisconsin Public Service Corporation
External revenues	$1,407.1	$—	$1,407.1
Other operation and maintenance	426.3	—	426.3
Depreciation and amortization	174.3	—	174.3
Other income, net	29.9	1.5	31.4
Interest expense	63.5	—	63.5
Income tax expense	54.2	0.3	54.5
Net income	220.4	1.2	221.6
Capital expenditures	530.7	—	530.7
Total assets	5,923.3	10.6	5,933.9

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

The following table shows our minimum future commitments related to these purchase obligations as of December 31, 2022:

			Payments Due By Period
(in millions)	Date Contracts Extend Through	Total Amounts Committed	2023	2024	2025	2026	2027	Later Years
Electric utility:
Purchased power	2050	$220.0	$50.1	$51.4	$46.3	$42.6	$18.0	$11.6
Coal supply and transportation	2030	306.9	119.4	80.4	64.1	12.0	7.6	23.4
Natural gas utility supply and transportation	2048	432.8	58.5	55.4	31.4	21.5	21.4	244.6
Total		$959.7	$228.0	$187.2	$141.8	$76.1	$47.0	$279.6

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

2022 Form 10-K	86	Wisconsin Public Service Corporation

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

Air Quality

Cross State Air Pollution Rule – Good Neighbor Plan

The proposed rule to address the 2015 ozone NAAQS, resulting in more stringent regulation of ozone-season NOx emissions from electric utility generating units in 26 states, is expected to take effect in 2023. Based on a review of our existing units' 2020 and 2021 actual ozone season emissions and projected future emissions versus proposed NOx ozone season allocations, we anticipate that we should be able to comply with the expanded rule requirements without procuring additional allowances on the open market.

Our planned RICE units in Wisconsin are not subject to this rule as proposed as each unit is less than 25 MW. We note that, to the extent we use RICE engines for natural gas distribution operations, those engines may be subject to the emission limits and operational requirements of the rule beginning in 2026. In June 2022, we submitted comments on this proposed rule seeking clarification of its applicability, as well as other items, and we will closely monitor the final rule for any changes from the proposed rule.

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In November 2022, the EPA's 2022 CASAC Ozone Review Panel issued a draft report supporting a previously issued EPA staff-written Integrated Science Assessment for ozone which supported the reconsideration of the 2015 standard. The EPA had planned a proposed rule in April 2023, but the CASAC review is expected to slow the process.

In June 2021, the EPA published its final action to revise the nonattainment area designations and/or boundaries for 13 counties associated with six nonattainment areas, including several in Illinois and Wisconsin. Under the new designations, the partial nonattainment areas of Sheboygan, Door, and Manitowoc counties were also expanded.

In February 2022, revisions to the Wisconsin Administrative Code to adopt the 2015 standard were finalized. The amended regulations adopted the standard and incorporated by reference the federal air pollution monitoring requirements related to the standard. The WDNR submitted the rule updates as a SIP revision to the EPA in April 2022, which the EPA proposed to approve in August 2022.

We believe that we are well positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with the associated state and federal rules.

2022 Form 10-K	87	Wisconsin Public Service Corporation

Particulate Matter

In December 2020, the EPA completed its 5-year review of the 2012 annual and 24-hour standards for fine PM and determined that no revisions were necessary to the current annual standard of 12 µg/m3 or the 24-hour standard of 35 µg/m3. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from the December 2020 determination supports revising the level of the annual standard for the PM NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard. In January 2023, the EPA announced its proposed decision to revise the primary (health-based) annual PM2.5 standard from its current level of 12 µg/m3 to within the range of 9 to 10 µg/m3. The EPA also proposed not to change the current secondary (welfare-based) annual PM2.5 standard, primary and secondary 24-hour PM2.5 standards, and primary and secondary PM10 standards. The EPA is also taking comments on the full range (between 8 and 11 µg/m3) included in the CASAC's latest report. We anticipate the final rule to be released in late 2023. All counties within our service territories are in attainment with the current 2012 standards. If the EPA lowers the annual standard to 10 or 11 µg/m3, our generating facilities within our service territories should remain in attainment. If the EPA lowers it to below 10 µg/m3, there could be some nonattainment areas that may affect permitting of some smaller ancillary equipment located at our facilities. After finalization of the rule, the WDNR will need to draft a SIP and submit for the EPA's approval.

Climate Change

The ACE rule, which replaced the Clean Power Plan, was vacated by the D.C. Circuit Court of Appeals in January 2021. In October 2021, the Supreme Court agreed to review the D.C. Circuit Court's ruling vacating the EPA's ACE rule and in June 2022, the Supreme Court issued its decision. The Supreme Court found that the EPA may regulate GHGs under section 111 of the CAA but cannot rely on generation shifting to lower carbon emitting sources to do so. We expect a new GHG replacement rule for existing sources to be proposed in March 2023.

In January 2021, the EPA finalized a rule to revise the NSPS for GHG emissions from new, modified, and reconstructed fossil-fueled power plants; however, it was vacated by the D.C. Circuit Court of Appeals in April 2021. Based on an updated EPA regulatory timeline, we expect a new rule to be proposed in March 2023. We continue to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

The EPA released proposed regulations for the Greenhouse Gas Reporting Rule, 40 CFR Part 98, in June 2022. The proposed revisions could impact the reporting required of our local natural gas distribution companies and underground natural gas storage facilities with updates to emission factors for equipment counts and increased disclosure for large release events. We expect the final rule in 2023, pending the EPA's review and consideration of public comments.

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired approximately 300 MW of coal-fired generation since the beginning of 2018. Through its ESG Progress Plan, WEC Energy Group expects to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2026, which includes the planned retirement by June 2026 of jointly-owned Columbia Units 1-2. See Note 7, Property, Plant, and Equipment, for more information on the timing of the retirements. In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by making operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is net-zero CO2 emissions by 2050.

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution system and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its utility systems.

We are required to report our CO2 equivalent emissions from the electric generating facilities we operate under the EPA Greenhouse Gases Reporting Program. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 5.8 million metric tonnes to the EPA for 2022. The level of CO2 and other GHG emissions varies from year to year and is dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed, and how our units are dispatched by MISO.

2022 Form 10-K	88	Wisconsin Public Service Corporation

We are also required to report CO2 equivalent emissions related to the natural gas that our natural gas operations distribute and sell. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 3.7 million metric tonnes to the EPA for 2022.

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

We have received interim BTA determinations for Weston Units 2, 3, and 4. In addition, we believe that existing technology installed at the Weston facility will result in a final BTA determination during the WPDES permit reissuance in 2023.

As a result of past capital investments completed to address Section 316(b) compliance, we believe our fleet overall is well positioned to continue to meet this regulation and do not expect to incur significant additional compliance costs.

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016 and was modified in 2020 to revise the treatment technology requirements related to BATW at existing facilities. This rule created new requirements for several types of power plant wastewaters. The new requirement that affects us relates to discharge limits for BATW. Our Weston power plant facility already has advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. There will, however, need to be facility modifications to meet water permit requirements for the BATW system at Weston Unit 3, which is expected to be completed by December 2023. Based on existing contracts and engineering cost estimates, we expect that compliance with the ELG rule will require approximately $10 million in capital investment. The BATW modifications do not require PSCW approval prior to construction. This ELG required project is on track for completion by the WPDES permit deadline in December 2023.

In July 2021, the EPA announced its intention to initiate a "supplemental rulemaking" to revise the ELG Reconsideration Rule that was finalized in late 2020. The EPA has stated that the 2020 ELG Rule will continue to be implemented and enforced while the agency pursues this rulemaking process. As part of their regulatory agenda, the EPA Office of Water included plans to issue a direct final rule reopening the NOPP deadline to enter the cessation of the coal subcategory (i.e. unit retirements or conversions to natural gas by the end of December 2028 instead of making capital investments to add more treatment technology) established in the 2020 ELG Rule. The new NOPP deadline will be 90 days after publication in the Federal Register, which is anticipated during the first quarter of 2023. The EPA will publish the direct final rule at the same time as the proposed ELG supplemental rulemaking.

Waters of the United States

In January 2023, the EPA and the United States Army Corps of Engineers together released a final rule revising the definition of WOTUS. This rule will be effective March 20, 2023. The final rule states that it is based on the pre-2015 definition of "waters of the United States." The pre-2015 approach involves applying factors established through case law and agency precedents to determine whether a wetland or surface drainage feature is subject to federal jurisdiction.

The recent rulemaking could be affected by a significant pending Supreme Court case involving WOTUS determination. In January 2022, the Supreme Court granted certiorari in a case, Sackett v. Environmental Protection Agency, to evaluate the proper test for determining whether wetlands are WOTUS. A decision by the Supreme Court is expected in spring 2023.

2022 Form 10-K	89	Wisconsin Public Service Corporation

At this point, our projects requiring federal permits are moving ahead, but we are monitoring these recent developments to better understand potential future impacts. The Sackett case, once decided, should provide some clarity regarding the definition of WOTUS. We will continue to monitor this litigation and any subsequent agency action.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites as of December 31:

(in millions)	2022	2021
Regulatory assets	$118.5	$120.1
Reserves for future environmental remediation	88.6	95.0

Renewables, Efficiency, and Conservation

Wisconsin Legislation

In 2005, Wisconsin enacted Act 141, which established a goal that 10% of all electricity consumed in Wisconsin be generated by renewable resources annually. We have achieved our required renewable energy percentage of 9.74% by constructing various wind parks, solar parks, and by also relying on renewable energy purchases. We continue to review our renewable energy portfolio and acquire cost-effective renewables as needed to meet our requirements on an ongoing basis. The PSCW administers the renewable program related to Act 141, and we fund the program, along with other utilities, based on 1.2% of our annual retail operating revenues.

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

2022 Form 10-K	90	Wisconsin Public Service Corporation

March 2013. With the retirement of Pulliam Units 7 and 8 in October 2018, we completed the mitigation projects required by the Consent Decree and received a completeness letter from the EPA in October 2018. See Note 6, Regulatory Assets and Liabilities, for more information about the retirement. We are working with the EPA on a closeout process for the Consent Decree and expect that process to begin in 2023.

Joint Ownership Power Plants – Columbia and Edgewater

In December 2009, the EPA issued an NOV to Wisconsin Power and Light Company, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric Company, WE (former co-owner of an Edgewater unit), and us. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. We, along with Wisconsin Power and Light Company, Madison Gas and Electric Company, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater 4 generating unit was retired in September 2018. See Note 6, Regulatory Assets and Liabilities, for more information about the retirement. Wisconsin Power and Light Company started the process to close out this Consent Decree in early 2023.

NOTE 22—SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31
(in millions)	2022	2021	2020
Cash paid for interest, net of amount capitalized	$67.8	$63.2	$62.4
Cash paid (received) for income taxes, net	25.9	(55.2)	(16.9)
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	30.3	15.5	23.7
Increase in receivable related to insurance proceeds	—	4.3	—
Liabilities accrued for software licensing agreement	1.5	—	—

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. At December 31, 2022, our restricted cash included in other long-term assets consisted of the cash used for the purchase of a natural gas-fired cogeneration facility located in Whitewater, Wisconsin. See Note 2, Acquisitions, for more information on the purchase of this facility.

The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets at December 31 to the total of these amounts shown on the statements of cash flows:

(in millions)	2022	2021	2020
Cash and cash equivalents	$0.5	$2.4	$2.7
Restricted cash included in other long-term assets	38.0	—	—
Cash, cash equivalents, and restricted cash	$38.5	$2.4	$2.7

NOTE 23—REGULATORY ENVIRONMENT

2023 and 2024 Rates

In April 2022, we filed a request with the PSCW to increase our retail electric and natural gas rates. Our request was updated in July 2022 to reflect new developments that impacted the original proposal. The requested increase in electric rates was driven by capital investments in new wind, solar, and battery storage; capital investments in natural gas generation; and changes in wholesale business with other utilities. Many of these investments have already been approved by the PSCW. The requested increase in natural gas rates primarily related to capital investments that have been made to maintain and improve safety and reliability.

2022 Form 10-K	91	Wisconsin Public Service Corporation

In September 2022, we entered into a settlement agreement with certain intervenors to resolve most of the outstanding issues in our rate case; however, the PSCW declined to approve the settlement agreement. In December 2022, the PSCW issued a final written order approving electric and natural gas base rate increases, effective January 1, 2023. The final order reflects the following:

2023 base rate increase
Electric	$120.5	million	/	9.8%
Gas	$26.4	million	/	7.1%
ROE	9.8%
Common equity component average on a financial basis	53.0%

In addition to the above, the final order includes the following terms:

•We will keep our current earnings sharing mechanism, under which, if we earn above our authorized ROE: (i) we will retain 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points will be required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings will be required to be refunded to ratepayers.
•We are required to complete an analysis of alternative recovery scenarios for generating units that will be retired prior to the end of their useful life.
•We will not propose any changes to our real time pricing rates for large commercial and industrial electric customers through the end of 2024.
•We will lower monthly residential and small commercial electric customer fixed charges by $3.33 from currently authorized rates.
•We will offer an additional voluntary renewable energy pilot for commercial and industrial customers.
•We will work with PSCW staff and other interested parties to develop alternative low income assistance programs. We, along with WE, will also collectively contribute $4.0 million to the Keep Wisconsin Warm Fund.
•We are required to implement escrow accounting treatment for pension and OPEB costs in 2023 and 2024.
•We are authorized to file a limited electric rate case re-opener for 2024 to address changes to revenue requirements associated with generation projects that are expected to be placed into service in 2023 and 2024 and future plant retirements.

2022 Rates

In March 2021, we filed an application with the PSCW for the approval of certain accounting treatments that allowed us to maintain our electric and natural gas base rates through 2022 and forego filing a rate case for one year. In connection with the request, we also entered into an agreement, dated March 23, 2021, with various stakeholders. Pursuant to the terms of the agreement, the stakeholders fully supported the application. In September 2021, the PSCW issued a written order approving the application.

The final order reflected the following:

•We amortized, in 2022, certain previously deferred balances to offset approximately half of our forecasted revenue deficiency.
•We were able to defer any increases in tax expense due to changes in tax law that occurred in 2021 and/or 2022.
•We maintained our earnings sharing mechanism for 2022, with modification. The earnings sharing mechanism was modified to authorize us to retain 100.0% of the first 15 basis points of earnings above our currently authorized ROE. The earnings sharing mechanism otherwise remained as previously authorized.

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

2020 Effective rate increase
Electric (1) (2)	$15.8	million	/	1.6%
Gas (3)	$4.3	million	/	1.4%
ROE	10.0%
Common equity component average on a financial basis	52.5%

2022 Form 10-K	92	Wisconsin Public Service Corporation

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

The rate order allows us to collect the previously deferred revenue requirement for ReACT™ costs above the authorized $275 million level. The total cost of the ReACT™ project was $342 million. This regulatory asset is being collected from customers over eight years.

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

In the second order issued in March 2020, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. In December 2021, the PSCW approved a motion to end all COVID-related deferrals as of December 31, 2021. At December 31, 2022, we did not have any amounts deferred related to the COVID-19 pandemic as the rate order we received from the PSCW in December 2022 did not allow recovery of these costs.

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

Subsequent to the June 2020 order, the PSCW extended the moratorium on disconnections of residential customers until November 1, 2020. In accordance with Wisconsin regulations, utilities are generally not allowed to disconnect residential customers for non-payment during the winter moratorium, which customarily begins on November 1 and ends on April 15 of each year. Utilities

2022 Form 10-K	93	Wisconsin Public Service Corporation

were allowed to continue assessing late payment fees during the winter moratorium. On April 5, 2021, the PSCW issued a written order indicating that it would not extend the moratorium on disconnections further; therefore, utilities could begin disconnecting residential customers for non-payment after April 15, 2021. The order also allowed us to resume charging late payment fees on the full balance of all outstanding arrears, regardless of the associated dates the service was provided, after April 15, 2021. We continue to offer flexible payment arrangements to low-income residential customers prior to disconnecting service.

NOTE 24—OTHER INCOME, NET

Total other income, net was as follows for the years ended December 31:

(in millions)	2022	2021	2020
Non-service components of net periodic benefit costs	$35.3	$26.8	$16.7
AFUDC–Equity	5.8	9.0	11.8
Other, net	1.2	2.4	2.9
Other income, net	$42.3	$38.2	$31.4

NOTE 25—NEW ACCOUNTING PRONOUNCEMENTS

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to provide relief for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Under ASU No. 2020-04, this relief was effective for all entities beginning March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the relief for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform to December 31, 2024. We are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

Government Assistance

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832). The amendments in this update increase the transparency surrounding government assistance by requiring disclosure of: (i) the types of assistance received; (ii) an entity’s accounting for the assistance; and (iii) the effect of the assistance on the entity’s financial statements. The update was effective for annual periods beginning after December 15, 2021. The adoption of ASU No. 2021-10, effective for our fiscal year ending on December 31, 2022, did not have a significant impact on our financial statements and related disclosures.

2022 Form 10-K	94	Wisconsin Public Service Corporation

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

2022 Form 10-K	95	Wisconsin Public Service Corporation

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

Omitted pursuant to General Instruction I(2)c.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I(2)c.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I(2)c.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees for professional services provided to us by Deloitte & Touche LLP in 2022 and 2021:

Fees	2022	2021
Audit fees (1)	$1,077,794	$968,911
Tax fees (2)	10,500	—
All other fees (3)	673	908
Total fees	$1,088,967	$969,819

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

2022 Form 10-K	96	Wisconsin Public Service Corporation

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

2022 Form 10-K	97	Wisconsin Public Service Corporation

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Report of Independent Registered Public Accounting Firm Included in Part II of This Report

	Description	Page in 10-K

	Report of Independent Registered Public Accounting Firm (PCAOB No. 34).	50

	Income Statements for the three years ended December 31, 2022, 2021, and 2020.	52

	Balance Sheets as of December 31, 2022 and 2021.	53

	Statements of Cash Flows for the three years ended December 31, 2022, 2021, and 2020.	54

	Statements of Equity for the three years ended December 31, 2022, 2021, and 2020.	55

	Notes to Financial Statements.	56

2.	Financial Statement Schedules Included in Part IV of This Report

	Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2022, 2021, and 2020.	101

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

3.1*
Restated Articles of Incorporation of Wisconsin Public Service Corporation ("WPS''), as effective May 26, 1972, and amended through May 31, 1988 and Articles of Amendment to Restated Articles of Incorporation of WPS dated June 9, 1993. (Exhibit 4.1 to Registration Statement on Form S-3, Reg. No. 333-182491, filed 07/02/12.)

	3.2*	By-Laws of WPS, as amended through June 29, 2015, Inclusive. (Exhibit 3.2 to Form 10-K for the year ended 12/31/15.)

4	Instruments defining the rights of security holders, including indentures

4.1*
Indenture, dated as of December 1, 1998, by and between WPS and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association). (Exhibit 4A to Form 8-K filed 12/18/98.)

	4.2*	First Supplemental Indenture, dated as of December 1, 1998, by and between WPS and Firstar Bank Milwaukee, N.A., National Association. (Exhibit 4C to Form 8-K filed 12/18/98.)

	4.3*	Fifth Supplemental Indenture, dated as of December 1, 2006, by and between WPS and U.S. Bank National Association. (Exhibit 4.1 to Form 8-K filed 11/30/06.)

2022 Form 10-K	98	Wisconsin Public Service Corporation

	4.4*	Ninth Supplemental Indenture, dated as of December 1, 2012, by and between WPS and U.S. Bank National Association. (Exhibit 4.1 to Form 8-K filed 11/29/12.)

	4.5*	Tenth Supplemental Indenture, dated as of November 1, 2013, by and between WPS and U.S. Bank National Association. (Exhibit 4.1 to Form 8-K filed 11/18/13.)

	4.6*	Thirteenth Supplemental Indenture, dated as of August 14, 2019, by and between WPS and U.S. Bank National Association. (Exhibit 4.1 to Form 8-K filed 08/14/19.)

	4.7*	Fourteenth Supplemental Indenture, dated as of November 18, 2021, by and between WPS and U.S. Bank National Association. (Exhibit 4.1 to Form 8-K filed 11/18/21.)

4.8*
Fifteenth Supplemental Indenture, dated as of November 10, 2022, by and between WPS and U.S. Bank Trust Company, National Association (formerly U.S. Bank National Association). (Exhibit 4.1 to Form 8-K filed 11/10/22.)

The forgoing list of exhibits does not include certain unregistered long-term debt instruments of the Registrant where the total amount of securities authorized to be issued under the instrument does not exceed 10% of the total assets of the Registrant. We agree pursuant to Item 601(b)(4) of Regulation S-K to furnish to the Securities and Exchange Commission, upon request, a copy of all such agreement and instruments.

10	Material Contracts

	10.1* #	Joint Plant Agreement by and between WPS and Dairyland Power Cooperative, dated as of November 23, 2004. (Exhibit 10.19 to Integrys Energy Group's and WPS's Form 10-K for the year ended 12/31/04.)

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

23	Consents of Experts and Counsel

	23.1	Deloitte & Touche LLP – Milwaukee, WI, Consent of Independent Registered Public Accounting Firm for WPS.

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

2022 Form 10-K	99	Wisconsin Public Service Corporation

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the SEC pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. The redacted material was filed separately with the SEC.

Exhibit 21 has been omitted pursuant to General Instruction I(2)b.

ITEM 16. FORM 10-K SUMMARY

None.

2022 Form 10-K	100	Wisconsin Public Service Corporation

SCHEDULE II
WISCONSIN PUBLIC SERVICE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Period	Expense (1)	Deferral	Net Write-offs (2)	Balance at End of Period
December 31, 2022	$11.1	$8.4	$0.1	$(7.9)	$11.7
December 31, 2021	18.3	6.2	(7.0)	(6.4)	11.1
December 31, 2020	4.2	8.2	9.7	(3.8)	18.3

(1)    Net of recoveries.

(2)    Represents amounts written off to the reserve, net of adjustments to regulatory assets.

2022 Form 10-K	101	Wisconsin Public Service Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION

	By	/s/ SCOTT J. LAUBER
Date:	February 23, 2023	Scott J. Lauber
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SCOTT J. LAUBER	February 23, 2023
Scott J. Lauber, Chairman of the Board, President, Chief Executive Officer and
Director -- Principal Executive Officer

/s/ XIA LIU	February 23, 2023
Xia Liu, Executive Vice President, Chief Financial
Officer and Director -- Principal Financial Officer

/s/ WILLIAM J. GUC	February 23, 2023
William J. Guc, Vice President, Controller, and Assistant
Corporate Secretary -- Principal Accounting Officer

/s/ MARGARET C. KELSEY	February 23, 2023
Margaret C. Kelsey, Director

/s/ GALE E. KLAPPA	February 23, 2023
Gale E. Klappa, Director

/s/ WILLIAM MASTORIS	February 23, 2023
William Mastoris, Director

/s/ PAUL J. SPICER	February 23, 2023
Paul J. Spicer, Director

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Wisconsin Public Service Corporation is not required to send an annual report or proxy statement to its sole shareholder, Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc., and will not prepare such a report after the filing of this Annual Report on Form 10-K for the year ended December 31, 2022. Accordingly, Wisconsin Public Service Corporation will not file such a report with the Securities and Exchange Commission.

2022 Form 10-K	102	Wisconsin Public Service Corporation