Form 10-Q
period 2023-03-31
WISCONSIN PUBLIC SERVICE CORP
filed 2023-05-04
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
March 31, 2023

All of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2023

03/31/2023 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
Integrys	Integrys Holding, Inc.
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
LDC	Local Distribution Company
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PM	Particulate Matter
WOTUS	Waters of the United States
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AD/CVD	Antidumping and Countervailing Duties
AMI	Advanced Metering Infrastructure
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
DER	Distributed Energy Resource
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2023-2027

03/31/2023 Form 10-Q	ii	Wisconsin Public Service Corporation

EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.
OMB	Office of Management and Budget
PTC	Production Tax Credit
Red Barn	Red Barn Wind Park
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
S&P	Standard & Poor's
SIP	State Implementation Plan
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
UFLPA	Uyghur Forced Labor Prevention Act
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order

03/31/2023 Form 10-Q	iii	Wisconsin Public Service Corporation

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in our 2022 Annual Report on Form 10-K, and those identified below:

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

03/31/2023 Form 10-Q	1	Wisconsin Public Service Corporation

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

03/31/2023 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions)	2023	2022
Operating revenues	$491.5	$478.9

Operating expenses
Cost of sales	227.4	227.5
Other operation and maintenance	107.9	83.7
Depreciation and amortization	55.0	49.7
Property and revenue taxes	12.2	10.9
Total operating expenses	402.5	371.8

Operating income	89.0	107.1

Other income, net	11.7	10.1
Interest expense	21.8	16.6
Other expense	(10.1)	(6.5)

Income before income taxes	78.9	100.6
Income tax expense	12.6	24.0
Net income	$66.3	$76.6

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2023 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED BALANCE SHEETS (Unaudited)	March 31,	December 31,
(in millions, except share and per share amounts)	2023	2022
Assets
Current assets
Cash and cash equivalents	$2.7	$0.5
Accounts receivable and unbilled revenues, net of reserves of $13.2 and $11.7, respectively	264.2	267.8
Accounts receivable from related parties	25.8	31.8
Materials, supplies, and inventories	140.2	164.5
Prepaid taxes	39.1	58.4
Other prepayments	4.4	6.0
Collateral on deposit	40.6	26.6
Other	4.4	9.5
Current assets	521.4	565.1

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $1,925.3 and $1,820.6, respectively	5,444.3	5,376.7
Regulatory assets	375.4	365.5
Goodwill	36.4	36.4
Pension and OPEB assets	288.2	282.1
Other	50.8	83.0
Long-term assets	6,195.1	6,143.7
Total assets	$6,716.5	$6,708.8

Liabilities and Equity
Current liabilities
Short-term debt	$45.0	$194.9
Accounts payable	118.5	176.9
Accounts payable to related parties	50.8	49.8
Accrued payroll and benefits	20.0	22.4
Accrued interest	27.3	12.0
Amounts refundable to customers	36.3	9.9
Derivative liabilities	26.8	16.3
Customer credit balances	20.0	20.1
Other	12.7	17.5
Current liabilities	357.4	519.8

Long-term liabilities
Long-term debt	2,000.1	1,999.9
Deferred income taxes	870.7	860.7
Deferred ITCs	77.5	78.5
Regulatory liabilities	648.6	650.3
Environmental remediation liabilities	84.5	88.6
Other	128.0	127.7
Long-term liabilities	3,809.4	3,805.7

Commitments and contingencies (Note 17)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,781.9	1,616.8
Retained earnings	672.2	670.9
Common shareholder's equity	2,549.7	2,383.3
Total liabilities and equity	$6,716.5	$6,708.8

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2023 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2023	2022
Operating activities
Net income	$66.3	$76.6
Reconciliation to cash provided by operating activities
Depreciation and amortization	55.0	49.7
Deferred income taxes and ITCs, net	5.0	20.6
Change in –
Accounts receivable and unbilled revenues, net	9.7	(2.4)
Materials, supplies, and inventories	29.1	30.4
Prepaid taxes	19.3	10.4
Collateral on deposit	(14.0)	—
Other current assets	4.1	1.4
Accounts payable	(48.9)	(30.9)
Accrued interest	15.3	11.4
Amounts refundable to customers	26.4	4.2
Other current liabilities	(7.1)	13.5
Other, net	(9.7)	(21.3)
Net cash provided by operating activities	150.5	163.6

Investing activities
Capital expenditures	(98.0)	(68.0)
Acquisition of Whitewater	(38.0)	—
Proceeds from cash surrender value of life insurance	—	4.4
Other, net	(0.2)	1.0
Net cash used in investing activities	(136.2)	(62.6)

Financing activities
Change in short-term debt	(149.9)	(196.0)
Payment of dividends to parent	(65.0)	(30.0)
Equity contribution from parent	165.0	125.0
Other, net	(0.2)	(0.4)
Net cash used in financing activities	(50.1)	(101.4)

Net change in cash, cash equivalents, and restricted cash	(35.8)	(0.4)
Cash, cash equivalents, and restricted cash at beginning of period	38.5	2.4
Cash, cash equivalents, and restricted cash at end of period	$2.7	$2.0

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2023 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF EQUITY (Unaudited)

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2022	$95.6	$1,616.8	$670.9	$2,383.3
Net income	—	—	66.3	66.3
Equity contribution from parent	—	165.0	—	165.0
Payment of dividends to parent	—	—	(65.0)	(65.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at March 31, 2023	$95.6	$1,781.9	$672.2	$2,549.7

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2021	$95.6	$1,491.5	$555.9	$2,143.0
Net income	—	—	76.6	76.6
Equity contribution from parent	—	125.0	—	125.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.2	—	0.2
Balance at March 31, 2022	$95.6	$1,616.7	$602.5	$2,314.8

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2023 Form 10-Q	6	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
March 31, 2023

NOTE 1—GENERAL INFORMATION

Wisconsin Public Service Corporation serves approximately 462,000 electric customers and 342,000 natural gas customers.

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2022. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2023, are not necessarily indicative of expected results for 2023 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITIONS

In accordance with Topic 805: Clarifying the Definition of a Business (ASU 2017-01), transactions are evaluated and are accounted for as acquisitions of assets or businesses, and transaction costs are capitalized in asset acquisitions.

Acquisitions of Electric Generation Facilities in Wisconsin

In April 2023, we, along with an unaffiliated utility, completed the acquisition of Red Barn, a commercially operational utility-scale wind-powered electric generating facility. The project is located in Grant County, Wisconsin and we own 82 MWs of this project. Our share of the cost of this project was approximately $160 million. Red Barn qualifies for PTCs.

In January 2023, we, along with WE, completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electric generation facility in Whitewater, Wisconsin. Our share of the cost of this facility was $38.0 million for 50% of the capacity.

03/31/2023 Form 10-Q	7	Wisconsin Public Service Corporation

NOTE 3—OPERATING REVENUES

For more information about our operating revenues, see Note 1(d), Operating Revenues, in our 2022 Annual Report on Form 10-K.

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

	Three Months Ended March 31
(in millions)	2023	2022
Wisconsin Public Service Corporation
Electric utility	$320.0	$310.7
Natural gas utility	169.9	166.9
Total revenues from contracts with customers	489.9	477.6
Other operating revenues	1.6	1.3
Total operating revenues	$491.5	$478.9

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues by customer class:

	Three Months Ended March 31
(in millions)	2023	2022
Residential	$120.8	$117.1
Small commercial and industrial	104.6	97.3
Large commercial and industrial	64.9	63.3
Other	2.2	2.2
Total retail revenues	292.5	279.9
Wholesale	22.5	21.8
Resale	6.0	5.2
Other utility revenues	(1.0)	3.8
Total electric utility operating revenues	$320.0	$310.7

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues by customer class:

	Three Months Ended March 31
(in millions)	2023	2022
Residential	$117.0	$102.1
Commercial and industrial	70.8	62.8
Total retail revenues	187.8	164.9
Transportation	6.9	6.2
Other utility revenues (1)	(24.8)	(4.2)
Total natural gas utility operating revenues	$169.9	$166.9

(1)Includes the revenues subject to our purchased gas recovery mechanism. During both quarters, we over-collected natural gas costs due to these costs being lower than what was anticipated in rates.

03/31/2023 Form 10-Q	8	Wisconsin Public Service Corporation

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2023	2022
Late payment charges	$1.2	$1.1
Alternative revenues (1)	0.3	0.2
Other	0.1	—
Total other operating revenues	$1.6	$1.3

(1)See Note 1(d), Operating Revenues, in our 2022 Annual Report on Form 10-K for more information on alternative revenues.

NOTE 4—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at March 31, 2023 and December 31, 2022.

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	March 31, 2023	December 31, 2022
Accounts receivable and unbilled revenues	$277.4	$279.5
Allowance for credit losses	13.2	11.7
Accounts receivable and unbilled revenues, net (1)	$264.2	$267.8

Total accounts receivable, net – past due greater than 90 days (1)	$11.7	$8.4
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	96.8%	95.5%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at March 31, 2023, $150.7 million, or 57.0%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

03/31/2023 Form 10-Q	9	Wisconsin Public Service Corporation

A rollforward of the allowance for credit losses is included below:

	Three Months Ended March 31
(in millions)	2023	2022
Balance at January 1	$11.7	$11.1
Provision for credit losses	1.6	2.0
Provision for credit losses deferred for future recovery or refund	2.6	1.7
Write-offs charged against the allowance	(3.5)	(3.9)
Recoveries of amounts previously written off	0.8	1.2
Balance at March 31	$13.2	$12.1

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at March 31, 2023 and December 31, 2022. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2022 Annual Report on Form 10-K.

(in millions)	March 31, 2023	December 31, 2022
Regulatory assets
Environmental remediation costs	$117.3	$118.5
Income tax related items	60.3	61.5
Pension and OPEB costs	45.4	48.6
Plant retirement related items	41.8	43.1
Derivatives	34.1	22.5
Asset retirement obligations	17.6	15.6
ReACT™	12.4	13.0
Energy efficiency programs	10.9	13.4
Bluewater (1)	9.6	6.8
Uncollectible expense	8.2	5.6
Other, net	17.8	16.9
Total regulatory assets	$375.4	$365.5

(1)    Primarily related to costs associated with our long-term service agreement with Bluewater for natural gas storage services. The PSCW has approved escrow accounting for these costs. As a result, we defer as a regulatory asset or liability the difference between actual storage costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

(in millions)	March 31, 2023	December 31, 2022
Regulatory liabilities
Income tax related items	$340.8	$343.7
Removal costs	186.0	186.5
Pension and OPEB benefits	90.8	90.1
Energy costs refundable through rate adjustments (1)	36.3	9.9
Derivatives	4.4	7.9
Other, net	26.6	22.1
Total regulatory liabilities	$684.9	$660.2

Balance sheet presentation
Amounts refundable to customers	$36.3	$9.9
Regulatory liabilities	648.6	650.3
Total regulatory liabilities	$684.9	$660.2

(1)    The increase in these regulatory liabilities was primarily due to lower natural gas costs incurred during the first quarter of 2023, compared to what was anticipated in rates.

03/31/2023 Form 10-Q	10	Wisconsin Public Service Corporation

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Plant to be Retired

Columbia Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia generating units 1 and 2 became probable. Columbia generating units 1 and 2 are expected to be retired by June 2026. The total net book value of our ownership share of units 1 and 2 was $268.7 million at March 31, 2023, which does not include deferred taxes. These amounts were classified as plant to be retired within property, plant, and equipment on our balance sheets. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

NOTE 7—COMMON EQUITY

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to the sole holder of our common stock, Integrys, in the form of cash dividends, loans, or advances. In addition, Wisconsin law prohibits us from making loans to or guaranteeing obligations of WEC Energy Group, Integrys, or their subsidiaries. See Note 11, Common Equity, in our 2022 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	March 31, 2023	December 31, 2022
Commercial paper
Amount outstanding	$45.0	$194.9
Weighted-average interest rate on amounts outstanding	5.08%	4.60%

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2023 was $125.1 million with a weighted-average interest rate during the period of 4.74%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	March 31, 2023
Revolving credit facility	September 2026	$400.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		45.0
Available capacity under existing credit facility		$353.7

NOTE 9—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	March 31, 2023	December 31, 2022
Materials and supplies	$67.1	$59.3
Fossil fuel	47.9	40.2
Natural gas in storage	25.2	65.0
Total	$140.2	$164.5

03/31/2023 Form 10-Q	11	Wisconsin Public Service Corporation

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

NOTE 10—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$16.6	21.0%	$21.1	21.0%
State income taxes net of federal tax benefit	5.0	6.3%	6.4	6.4%
PTCs	(5.4)	(6.8)%	—	—%
Federal excess deferred tax amortization	(1.5)	(1.9)%	(1.6)	(1.6)%
Federal excess deferred tax amortization – Wisconsin unprotected	(1.0)	(1.3)%	(1.2)	(1.2)%
ITCs	(1.0)	(1.3)%	(0.9)	(0.9)%
Other, net	(0.1)	—%	0.2	0.2%
Total income tax expense	$12.6	16.0%	$24.0	23.9%

The effective tax rate of 16.0% for the three months ended March 31, 2023, differs from the United States statutory federal income tax rate of 21%, primarily due to PTCs and the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below. These items were partially offset by state income taxes.

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

See Note 23, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information about the impact of the Tax Legislation.

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

03/31/2023 Form 10-Q	12	Wisconsin Public Service Corporation

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.1	$1.1	$—	$1.2
FTRs	—	—	1.7	1.7
Coal contracts	—	1.5	—	1.5
Total derivative assets	$0.1	$2.6	$1.7	$4.4

Derivative liabilities
Natural gas contracts	$26.8	$0.2	$—	$27.0
Coal contracts	—	0.5	—	0.5
Total derivative liabilities	$26.8	$0.7	$—	$27.5

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.2	$0.5	$—	$1.7
FTRs	—	—	4.1	4.1
Coal contracts	—	1.8	—	1.8
Total derivative assets	$1.2	$2.3	$4.1	$7.6

Derivative liabilities
Natural gas contracts	$14.5	$2.4	$—	$16.9

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2023	2022
Balance at the beginning of the period	$4.1	$1.4
Settlements	(2.4)	(0.8)
Balance at the end of the period	$1.7	$0.6

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	March 31, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (1)	$1,958.1	$1,681.3	$1,958.0	$1,607.2

03/31/2023 Form 10-Q	13	Wisconsin Public Service Corporation

(1)The carrying amount of long-term debt excludes finance lease obligations of $42.0 million and $41.9 million at March 31, 2023 and December 31, 2022, respectively.

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

	March 31, 2023		December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$1.2	$26.7	$1.7	$16.3
FTRs	1.7	—	4.1	—
Coal contracts	1.2	0.1	1.4	—
Total current	4.1	26.8	7.2	16.3

Long-term
Natural gas contracts	—	0.3	—	0.6
Coal contracts	0.3	0.4	0.4	—
Total long-term	0.3	0.7	0.4	0.6
Total	$4.4	$27.5	$7.6	$16.9

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains and losses were as follows:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(in millions)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	11.7 Dth	$(14.8)	11.6 Dth	$5.2
FTRs	2.1 MWh	0.8	2.0 MWh	0.8
Total		$(14.0)		$6.0

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At March 31, 2023 and December 31, 2022, we had posted cash collateral of $40.6 million and $26.6 million, respectively. These amounts were recorded on our balance sheets in collateral on deposit.

03/31/2023 Form 10-Q	14	Wisconsin Public Service Corporation

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	March 31, 2023			December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$4.4	$27.5		$7.6	$16.9
Gross amount not offset on the balance sheet	(0.2)	(26.9)	(1)	(1.4)	(14.8)	(2)
Net amount	$4.2	$0.6		$6.2	$2.1

(1)    Includes cash collateral posted of $26.7 million.

(2)    Includes cash collateral posted of $13.4 million.

NOTE 13—GUARANTEES

As of March 31, 2023, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 14—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended March 31
(in millions)	2023	2022
Service cost	$1.4	$2.6
Interest cost	7.5	5.7
Expected return on plan assets	(12.9)	(13.8)
Amortization of net actuarial loss	4.2	4.4
Net periodic benefit cost (credit)	$0.2	$(1.1)

	OPEB Benefits
	Three Months Ended March 31
(in millions)	2023	2022
Service cost	$0.7	$1.1
Interest cost	1.5	1.1
Expected return on plan assets	(4.1)	(5.2)
Amortization of prior service credit	(2.5)	(2.6)
Amortization of net actuarial (gain) loss	0.2	(0.6)
Net periodic benefit credit	$(4.2)	$(6.2)

During the three months ended March 31, 2023, we made contributions and payments of $0.1 million related to our pension plans and $0.3 million related to our OPEB plans. We expect to make contributions and payments of $0.5 million related to our pension plans and $0.7 million related to our OPEB plans during the remainder of 2023, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of March 31, 2023, we recorded a $1.7 million regulatory asset for pension costs and a $1.6 million regulatory asset for OPEB costs. The above tables do not reflect any adjustments for the creation of these regulatory assets.

NOTE 15—GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the three months ended March 31, 2023. We had no accumulated impairment losses related to our goodwill as of March 31, 2023.

03/31/2023 Form 10-Q	15	Wisconsin Public Service Corporation

Intangible Assets

At March 31, 2023 and December 31, 2022, we had $5.3 million and $3.8 million, respectively, of indefinite-lived intangible assets, consisting of spectrum frequencies. The spectrum frequencies enable us to transmit data and voice communications over a wavelength dedicated to us throughout our service territory. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets.

NOTE 16—SEGMENT INFORMATION

We use net income to measure segment profitability and to allocate resources to our businesses. At March 31, 2023, we reported two segments, which are described below.

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

All of our operations and assets are located within the United States. The following tables show summarized financial information for the three months ended March 31, 2023 and 2022, related to our reportable segments:

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three months ended March 31, 2023
Operating revenues	$491.5	$—	$491.5
Other operation and maintenance	107.9	—	107.9
Depreciation and amortization	55.0	—	55.0
Other income, net	11.0	0.7	11.7
Interest expense	21.8	—	21.8
Income tax expense	12.5	0.1	12.6
Net income	65.7	0.6	66.3

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three months ended March 31, 2022
Operating revenues	$478.9	$—	$478.9
Other operation and maintenance	83.7	—	83.7
Depreciation and amortization	49.7	—	49.7
Other income, net	9.7	0.4	10.1
Interest expense	16.6	—	16.6
Income tax expense	23.9	0.1	24.0
Net income	76.3	0.3	76.6

NOTE 17—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of March 31, 2023, were approximately $1.0 billion.

03/31/2023 Form 10-Q	16	Wisconsin Public Service Corporation

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

Air Quality

Cross State Air Pollution Rule – Good Neighbor Plan

In March 2023, the EPA issued its final Good Neighbor Plan, which requires significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities. The rule took effect for the 2023 ozone season. After review of the final rule, we believe that we are well positioned to meet the requirements.

Our planned RICE units in Wisconsin are not currently subject to the final rule as each unit is less than 25 MWs. To the extent we use RICE engines for natural gas distribution operations, those engines may be subject to the emission limits and operational requirements of the rule beginning in 2026. The EPA has exempted LDCs from the final rule but included new language defining an LDC that we are still evaluating.

Mercury and Air Toxics Standards

In 2012, the EPA issued the MATS to limit emissions of mercury, acid gases, and other hazardous air pollutants. In April 2023, the EPA issued the pre-publication version of a proposed rule to strengthen and update MATS to reflect recent developments in control technologies and performance of coal and oil-fired units. The EPA proposed three revisions including a proposal to lower the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu, which could have an adverse effect on our utilities. The EPA is also seeking comments on an even lower limit of 0.006 lb/MMBtu. We are still evaluating the proposed rule revisions to understand the impacts, if any, to our operations.

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In November 2022, the EPA's 2022 CASAC Ozone Review Panel issued a draft report supporting a previously issued EPA staff-written Integrated Science Assessment for ozone which supported the reconsideration of the 2015 standard. The EPA staff issued a draft Policy Assessment in March 2023 in support of revisiting the 2020 decision to retain the 2015 ozone standards with no changes and indicated that they intend to publish their reconsideration in early 2024, with an anticipated final rule by early 2025.

In February 2022, revisions to the Wisconsin Administrative Code to adopt the 2015 standard were finalized. The amended regulations incorporated by reference the federal air pollution monitoring requirements related to the standard. The WDNR submitted the rule updates as a SIP revision to the EPA, which the EPA approved in February 2023.

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

03/31/2023 Form 10-Q	17	Wisconsin Public Service Corporation

annual PM2.5 standard from its current level of 12 µg/m3 to within the range of 9 to 10 µg/m3. The EPA also proposed not to change the current secondary (welfare-based) annual PM2.5 standard, primary and secondary 24-hour PM2.5 standards, and primary and secondary PM10 standards. The EPA is also taking comments on the full range (between 8 and 11 µg/m3) included in the CASAC's latest report. The EPA has announced it plans to issue a final decision on the reconsideration in summer 2023. All counties within our service territory are in attainment with the current 2012 standards. If the EPA lowers the annual standard to 10 or 11 µg/m3, our generating facilities within our service territory should remain in attainment. If the EPA lowers it to below 10 µg/m3, there could be some nonattainment areas that may affect permitting of some smaller ancillary equipment located at our facilities. After finalization of the rule, the WDNR will need to draft and submit a SIP for the EPA's approval.

Climate Change

The Affordable Clean Energy rule, which replaced the Clean Power Plan, was vacated by the D.C. Circuit Court of Appeals in January 2021. In October 2021, the Supreme Court agreed to review the D.C. Circuit Court's ruling and in June 2022, the Supreme Court issued its decision. The Supreme Court found that the EPA may regulate GHGs under section 111 of the CAA but cannot rely on generation shifting to lower carbon emitting sources to do so. A new GHG replacement rule for existing sources is under review by the OMB.

In January 2021, the EPA finalized a rule to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants; however, it was vacated by the D.C. Circuit Court of Appeals in April 2021. A new GHG replacement rule for new, modified, and reconstructed sources is under review by the OMB. WEC Energy Group continues to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

The EPA released proposed regulations for the Mandatory Greenhouse Gas Reporting Rule, 40 Code of Federal Regulations Part 98, in June 2022. The proposed revisions could impact the reporting required of our local natural gas distribution operations and underground natural gas storage facilities. The EPA intends to issue a new supplemental notice of proposed rulemaking in the second quarter of 2023 with an anticipated final rule to be issued in the fourth quarter of 2023 for all subparts of this rule.

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired approximately 400 MWs of coal-fired generation since the beginning of 2018. Through its ESG Progress Plan, WEC Energy Group expects to retire approximately 1,500 MWs of additional fossil-fueled generation by the end of 2026, which includes the planned retirement by June 2026 of jointly-owned Columbia Units 1-2. See Note 6, Property, Plant, and Equipment, for more information on the timing of the retirement. In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by making operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is net-zero CO2 emissions by 2050.

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

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

The EPA issued a final regulation under Section 316(b) of the CWA that became effective in October 2014 and requires the location, design, construction, and capacity of cooling water intake structures at existing power plants reflect the BTA for minimizing adverse environmental impacts. The rule applies to all of our existing generating facilities with cooling water intake structures.

Pursuant to a WDNR rule, which became effective in June 2020, the requirements of federal Section 316(b) of the CWA were incorporated into the Wisconsin Administrative Code. The WDNR applies this rule when establishing BTA requirements for cooling water intake structures at existing facilities. These BTA requirements are incorporated into WPDES permits for our facilities.

We have received interim BTA determinations for Weston Units 3 and 4. We believe that existing technology installed at the Weston facility will result in a final BTA determination during the WPDES permit reissuance in 2023.

03/31/2023 Form 10-Q	18	Wisconsin Public Service Corporation

As a result of past capital investments completed to address Section 316(b) compliance, we believe our fleet overall is well positioned to continue to meet this regulation.

Steam Electric Effluent Limitation Guidelines

The EPA's ELG rule, effective January 2016 and modified in 2020, revised the treatment technology requirements related to BATW at existing facilities and created new requirements for several types of power plant wastewaters. We are impacted by the new requirement related to discharge limits for BATW. Although our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule, certain facility modifications are necessary to meet the ELG rule requirements. Through 2023, we expect that compliance costs associated with the ELG rule will require $10 million in capital investment. The BATW modification does not require PSCW approval prior to construction. This ELG required project is on track for completion by the WPDES permit deadline in December 2023.

In March 2023, the EPA issued the proposed "supplemental ELG rule." The rule would replace the existing 2020 ELG rule and, as proposed, would establish stricter limitations on: 1) BATW; 2) FGD wastewater; 3) CCR leachate; and 4) legacy wastewaters. Once the Weston 3 BATW project is complete, currently expected by the end of 2023, we anticipate that Weston 3 will have a compliant dry bottom ash transport system. At this time, we do not anticipate significant costs related to complying with the proposed rule as it relates to FGD wastewater, CCR leachate, and legacy wastewater.

Waters of the United States

In January 2023, the EPA and the United States Army Corps of Engineers together released a final rule revising the definition of WOTUS. This rule became effective on March 20, 2023. The final rule states that it is based on the pre-2015 definition of "waters of the United States." The pre-2015 approach involves applying factors established through case law and agency precedents to determine whether a wetland or surface drainage feature is subject to federal jurisdiction.

The recent rulemaking could be affected by a significant pending Supreme Court case involving WOTUS determination. In October 2022, the Supreme Court heard oral arguments in a case, Sackett v. Environmental Protection Agency, to evaluate the proper test for determining whether wetlands are WOTUS. A decision by the Supreme Court is expected during the second quarter of 2023.

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

03/31/2023 Form 10-Q	19	Wisconsin Public Service Corporation

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	March 31, 2023	December 31, 2022
Regulatory assets	$117.3	$118.5
Reserves for future environmental remediation	84.5	88.6

Coal Combustion Residuals Rule

In January 2023, the EPA released a notice regarding their intent to revise the CCR rule. The EPA is drafting regulations for CCR storage at inactive generating units or "legacy units." The EPA is also considering proposing corrective action requirements for all CCR contamination at any regulated facility, regardless of how or when the CCR was placed at such site. Our legacy units are currently regulated by the states in which they are located. The proposed rule is expected in summer 2023.

In February 2023, the EPA published notice in the Federal Register of a proposed consent decree to resolve a citizen suit related to conducting a review of Resource Conservation and Recovery Act regulations pertaining to the CCR rule. We are still evaluating the proposed language to understand the impact, if any, to our operations.

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

Consent Decrees

Weston and Pulliam Power Plants

In November 2009, the EPA issued an NOV to us, which alleged violations of the CAA's New Source Review requirements relating to certain projects completed at the Weston and Pulliam power plants from 1994 to 2009. We entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Eastern District of Wisconsin in March 2013. With the retirement of Pulliam Units 7 and 8 in October 2018, we completed the mitigation projects required by the Consent Decree and received a completeness letter from the EPA in October 2018. We are working with the EPA on a closeout process for the Consent Decree and expect that process to begin later in 2023.

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

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Three Months Ended March 31
(in millions)	2023	2022
Cash paid for interest, net of amount capitalized	$6.0	$5.1
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	20.1	13.4

03/31/2023 Form 10-Q	20	Wisconsin Public Service Corporation

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$2.7	$0.5
Restricted cash included in other long-term assets	—	38.0
Cash, cash equivalents, and restricted cash	$2.7	$38.5

At December 31, 2022, our restricted cash consisted of the cash used during January 2023 to purchase a natural gas-fired cogeneration facility located in Whitewater, Wisconsin. This cash was included in other long-term assets. See Note 2, Acquisitions, for more information.

NOTE 19—NEW ACCOUNTING PRONOUNCEMENTS

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

03/31/2023 Form 10-Q	21	Wisconsin Public Service Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes and our 2022 Annual Report on Form 10-K.

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

WEC Energy Group already has retired more than 1,900 MWs of coal-fired generation since the beginning of 2018, which included the 2018 retirement of the Pulliam power plant as well as the jointly-owned Edgewater Unit 4 generating units. Through the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,500 MWs of additional fossil-fueled generation by the end of 2026, which includes the planned retirement by June 2026 of the jointly-owned Columbia Units 1-2.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $5.4 billion from 2023-2027 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WE based on specific customer needs:

•1,900 MWs of utility-scale solar;
•700 MWs of battery storage; and
•700 MWs of wind.

03/31/2023 Form 10-Q	22	Wisconsin Public Service Corporation

WEC Energy Group also plans on investing in a combination of clean, natural gas-fired generation, made by either us or WE based on specific customer needs, including:

•100 MWs of RICE natural gas-fueled generation; and
•the planned purchase of up to 200 MWs of capacity in West Riverside — a combined cycle natural gas plant recently completed by Alliant Energy in Wisconsin.

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

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution system, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its natural gas utility systems. In 2022, we received approval from the PSCW for an RNG pilot and we signed our first two contracts for RNG for our natural gas distribution system, pursuant to which we will be transporting the output of local dairy farms onto our gas distribution system. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. We expect to have RNG flowing in 2023, supporting our goal to reduce methane emissions.

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

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, and equipment, that are no longer strategic to operations, are not performing as intended, or have an unacceptable risk profile. See Note 2, Acquisitions, for more information on our acquisitions of Whitewater and Red Barn.

03/31/2023 Form 10-Q	23	Wisconsin Public Service Corporation

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2023

Earnings

Our earnings for the first quarter of 2023 were $66.3 million, compared with $76.6 million for the same quarter in 2022. See below for information on the $10.3 million decrease in earnings.

Expected 2023 Annual Effective Tax Rate

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

03/31/2023 Form 10-Q	24	Wisconsin Public Service Corporation

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the three months ended March 31, 2023 and 2022 was $89.0 million and $107.1 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Utility Segment Contribution to Net Income

The following table compares our utility segment's contribution to net income for the first quarter of 2023, with the same quarter in 2022, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended March 31
(in millions)	2023	2022	B (W)
Electric revenues	$321.1	$311.6	$9.5
Fuel and purchased power	109.6	106.6	(3.0)
Total electric margins	211.5	205.0	6.5

Natural gas revenues	170.4	167.3	3.1
Cost of natural gas sold	117.8	120.9	3.1
Total natural gas margins	52.6	46.4	6.2

Total electric and natural gas margins	264.1	251.4	12.7

Other operation and maintenance	107.9	83.7	(24.2)
Depreciation and amortization	55.0	49.7	(5.3)
Property and revenue taxes	12.2	10.9	(1.3)
Operating income	89.0	107.1	(18.1)

Other income, net	11.0	9.7	1.3
Interest expense	21.8	16.6	(5.2)
Income before income taxes	78.2	100.2	(22.0)

Income tax expense	12.5	23.9	11.4
Net income	$65.7	$76.3	$(10.6)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2023	2022	B (W)
Operation and maintenance not included in line items below	$49.7	$45.8	$(3.9)
Transmission (1)	42.1	33.3	(8.8)
Regulatory amortizations and other pass through expenses (2)	16.7	10.0	(6.7)
Earnings sharing mechanism (3)	(0.6)	(5.4)	(4.8)
Total other operation and maintenance	$107.9	$83.7	$(24.2)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for American Transmission Company LLC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the first quarter of 2023 and 2022, $39.3 million and $38.0 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income. Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs as well as certain costs associated with our jointly-owned Columbia plant. As a result, we defer as a regulatory asset or liability, the difference between these actual costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

03/31/2023 Form 10-Q	25	Wisconsin Public Service Corporation

(3)The first quarter 2022 amortization represented amortization of a certain portion of our regulatory liability associated with our 2020 earnings sharing mechanism to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. See Note 23, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	MWh (in thousands)
Electric Sales Volumes	2023	2022	B (W)
Customer class
Residential	738.8	791.3	(52.5)
Small commercial and industrial	965.3	993.7	(28.4)
Large commercial and industrial	955.6	970.8	(15.2)
Other	6.7	7.5	(0.8)
Total retail	2,666.4	2,763.3	(96.9)
Wholesale	323.3	394.5	(71.2)
Resale	75.5	91.5	(16.0)
Total sales in MWh	3,065.2	3,249.3	(184.1)

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2023	2022	B (W)
Customer class
Residential	109.7	130.7	(21.0)
Commercial and industrial	74.2	88.6	(14.4)
Total retail	183.9	219.3	(35.4)
Transportation	145.7	152.8	(7.1)
Total sales in therms	329.6	372.1	(42.5)

	Three Months Ended March 31
	Degree Days
Weather (1)	2023	2022	B (W)
Heating (3,667 Normal)	3,356	3,843	(12.7)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Revenues

Electric revenues increased $9.5 million during the first quarter of 2023, compared with the same quarter in 2022. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins increased $6.5 million during the first quarter of 2023, compared with the same quarter in 2022. The significant factor impacting the higher electric utility margins was a $21.2 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023. See Note 23, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on the 2023 rate order.

This increase in margins was partially offset by:

•An $8.0 million decrease in margins related to lower sales volumes, driven by the impact of warmer winter weather during the first quarter of 2023, compared with the same quarter in 2022. As measured by heating degree days, the first quarter of 2023 was 12.7% warmer than the same quarter in 2022.

03/31/2023 Form 10-Q	26	Wisconsin Public Service Corporation

•A $3.7 million decrease in other revenues, due in part to a Federal Energy Regulatory Commission order in January 2023 that eliminated reactive power compensation MISO was required to pay to generators, including us.

•A $1.7 million quarter-over-quarter negative impact from collections of fuel and purchased power costs compared with costs collected in rates. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers.

Natural Gas Revenues

Natural gas revenues increased $3.1 million during the first quarter of 2023, compared with the same quarter in 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 16% during the first quarter of 2023, compared with the same quarter in 2022. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $6.2 million during the first quarter of 2023, compared with the same quarter in 2022. The most significant factor impacting the higher natural gas utility margins was an $11.9 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023. This increase in margins was partially offset by a $5.0 million decrease in margins from lower sales volumes, driven by warmer winter weather during the first quarter of 2023, compared with the same quarter in 2022.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $30.8 million during the first quarter of 2023, compared with the same quarter in 2022. The significant factors impacting the increase in operating expenses were:

•An $8.8 million increase in transmission expense as approved in our rate order, effective January 1, 2023. See the notes under the other operation and maintenance table above for more information.

•A $6.7 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $5.3 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $4.8 million increase in expense driven by amortization during the first quarter of 2022 of a certain portion of our regulatory liability associated with our 2020 earnings sharing mechanism, as discussed in the notes under the other operation and maintenance table above.

•A $2.6 million pre-tax gain on the sale of certain real estate near our Pulliam power plant during the first quarter of 2022.

Other Income, Net

Other income, net increased $1.3 million during the first quarter of 2023, compared with the same quarter in 2022, driven by higher allowance for funds used during construction–equity due to continued capital investment.

Interest Expense

Interest expense increased $5.2 million during the first quarter of 2023, compared with the same quarter in 2022, driven primarily by a $300.0 million long-term debt issuance in November 2022 and higher short-term debt interest rates.

03/31/2023 Form 10-Q	27	Wisconsin Public Service Corporation

Income Tax Expense

Income tax expense decreased $11.4 million during the first quarter of 2023, compared with the same quarter in 2022, driven by lower pre-tax income and a $5.4 million increase in PTCs.

Other Segment Contribution to Net Income

	Three Months Ended March 31
(in millions)	2023	2022	B (W)
Net income	$0.6	$0.3	$0.3

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the three months ended March 31:

(in millions)	2023	2022	Change in 2023 Over 2022
Cash provided by (used in):
Operating activities	$150.5	$163.6	$(13.1)
Investing activities	(136.2)	(62.6)	(73.6)
Financing activities	(50.1)	(101.4)	51.3

Operating Activities

Net cash provided by operating activities decreased $13.1 million during the first quarter of 2023, compared with the same quarter in 2022, driven by a $58.6 million decrease in cash due to higher collateral paid to counterparties during the first quarter of 2023, compared with collateral received from counterparties during the same quarter in 2022, as well as realized losses on derivative instruments recognized during the first quarter of 2023, compared with realized gains recognized during the first quarter of 2022.

This decrease in net cash provided by operating activities was partially offset by a $46.8 million increase in cash from higher overall collections from customers driven by the impact of our rate order approved by the PSCW, effective January 1, 2023. See Note 23, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on the 2023 rate order.

Investing Activities

Net cash used in investing activities increased $73.6 million during the first quarter of 2023, compared with the same quarter in 2022, driven by:

•The acquisition of Whitewater in January 2023 for $38.0 million. See Note 2, Acquisitions, for more information.

•A $30.0 million increase in cash paid for capital expenditures during the first quarter of 2023, which is discussed in more detail below.

03/31/2023 Form 10-Q	28	Wisconsin Public Service Corporation

Capital Expenditures

Capital expenditures for the three months ended March 31 were as follows:

(in millions)	2023	2022	Change in 2023 Over 2022
Capital expenditures	$98.0	$68.0	$30.0

The increase in cash paid for capital expenditures during the first quarter of 2023, compared with the same quarter in 2022, was driven by higher payments for capital expenditures related to the new natural gas-fired generation being constructed at the existing Weston power plant site.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities decreased $51.3 million during the first quarter of 2023, compared with the same quarter in 2022, driven by:

•A $46.1 million increase in cash related to lower net repayments of commercial paper during the first quarter of 2023, compared with the same quarter in 2022.

•A $40.0 million increase in cash related to higher equity contributions received from our parent during the first quarter of 2023, compared with the same quarter in 2022, to balance our capital structure.

These increases in cash were partially offset by a $35.0 million decrease in cash due to higher dividends paid to our parent during the first quarter of 2023, compared with the same quarter in 2022, to balance our capital structure.

For more information on our financing activities, see Note 8, Short-Term Debt and Lines of Credit.

Cash Requirements

We require funds to support and grow our business. Our significant cash requirements primarily consist of capital and investment expenditures, payments to retire and pay interest on long-term debt, the payment of common stock dividends to our parent, and the funding of our ongoing operations. See the discussion below and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Requirements in our 2022 Annual Report on Form 10-K for additional information regarding our significant cash requirements.

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

(in millions)
2023	$754.8	(1)
2024	679.9
2025	858.7
Total	$2,293.4

(1)This includes actual capital expenditures incurred through March 31, 2023, as well as estimated capital expenditures for the remainder of the year.

03/31/2023 Form 10-Q	29	Wisconsin Public Service Corporation

We continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include addressing our aging infrastructure and system hardening and the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

WEC Energy Group is committed to investing in solar, wind, battery storage, and clean natural gas-fired generation. Below are examples of projects that are proposed or currently underway:

•We, along with WE and an unaffiliated utility, received PSCW approval to acquire and construct Paris Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once fully constructed, we will own 30 MWs of solar generation and 17 MWs of battery storage of this project. Our share of the cost of this project is estimated to be approximately $65 million, with construction of the solar portion expected to be completed in 2023.

•We, along with WE and an unaffiliated utility, received PSCW approval to acquire and construct Darien Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, we will own 37 MWs of solar generation and 12 MWs of battery storage of this project. Our share of the cost of this project is estimated to be approximately $65 million, with construction of the solar portion expected to be completed in 2024.

•In April 2023, we, along with an unaffiliated utility, completed the acquisition of Red Barn, a commercially operational utility-scale wind-powered electric generating facility. The project is located in Grant County, Wisconsin and we own 82 MWs of this project. Our share of the cost of this project was approximately $160 million.

•We, along with WE and an unaffiliated utility, received PSCW approval to acquire the Koshkonong Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once fully constructed, we will own 45 MWs of solar generation and 25 MWs of battery storage of this project. Our share of the cost of this project is estimated to be approximately $97 million, with construction of the solar portion expected to be completed in 2025.

•We, along with WE, received PSCW approval to construct a natural gas-fired generation facility at our existing Weston power plant site in northern Wisconsin. The new facility will consist of seven RICE units. Once constructed, we will own 64 MWs of this project. Our share of the cost of this project is estimated to be approximately $85 million, with construction expected to be completed in 2023.

•In January 2023, we, along with WE, completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility in Whitewater, Wisconsin. Our share of the cost of this facility was $38.0 million for 50% of the capacity.

•In February 2023, we, along with an unaffiliated utility, received PSCW approval to acquire a portion of West Riverside's nameplate capacity. We also received approval to assign the option to purchase part of West Riverside to WE, which we did. West Riverside is a combined cycle natural gas plant recently completed by an unaffiliated utility in Rock County, Wisconsin. In addition, we could exercise and request approval to assign to WE a second option to acquire an additional 100 MWs of capacity. If approved, and we don't assign the option to WE, our share of the cost of this ownership interest would be approximately $100 million, with the transaction expected to close in 2024.

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

Long-Term Debt

There were no material changes in our outstanding long-term debt during the three months ended March 31, 2023.

03/31/2023 Form 10-Q	30	Wisconsin Public Service Corporation

Common Stock Dividends

During the three months ended March 31, 2023, we paid common stock dividends of $65.0 million to the sole holder of our common stock, Integrys.

Other Significant Cash Requirements

See Note 17, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the three months ended March 31, 2023.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 8, Short-Term Debt and Lines of Credit, and Note 13, Guarantees.

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

The amount, type, and timing of any financings for the remainder of 2023, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals, and other factors. We plan to maintain a capital structure consistent with that approved by the PSCW. For more information on our approved capital structure, see Item 1. Business – D. Regulation in our 2022 Annual Report on Form 10-K.

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

Although not the case as of March 31, 2023, our current liabilities sometimes exceed our current assets. If this occurs, we do not expect that it would have any impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity of $353.7 million under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 8, Short-Term Debt and Lines of Credit, for more information about our credit facility and commercial paper.

03/31/2023 Form 10-Q	31	Wisconsin Public Service Corporation

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. These trusts had investments consisting of fixed income and equity securities that are subject to the volatility of the stock market and interest rates. For more information, see Investments in Outside Trusts in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources of Cash in our 2022 Annual Report on Form 10-K.

Debt Covenants

Certain of our short-term debt agreements contain financial covenants that we must satisfy, including a debt to capitalization ratio. At March 31, 2023, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, Note 14, Long-Term Debt, and Note 11, Common Equity, in our 2022 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of March 31, 2023. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. This discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2022 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental matters, critical accounting policies and estimates, and other matters.

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

On December 1, 2022, the PSCW granted one petitioner’s request for a declaratory ruling, finding that the owner of the third-party financed DER at issue in the petitioner’s brief is not a public utility under Wisconsin law. The ruling was limited to the specific facts and circumstances of the lease presented in that petition. A recent petition by several utilities to reopen or rehear the case expired without action by the PSCW. The second petition is also currently being considered. Although the finding in the first petition was

03/31/2023 Form 10-Q	32	Wisconsin Public Service Corporation

limited to the specific facts and circumstances of the lease presented in that petition, similar findings or a broader policy position could adversely impact our business operations.

Uyghur Forced Labor Prevention Act

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China (Xinjiang), such as polysilicon, included in the manufacturing of solar panels. In June 2022, the WRO was superseded by the implementation of the UFLPA, which was signed into law by President Biden in December 2021. The UFLPA establishes a rebuttable presumption that any imports wholly or partially manufactured in Xinjiang are prohibited from entering the United States. While our suppliers were able to provide the CBP sufficient documentation to meet WRO compliance requirements, and we expect the same will be true for UFLPA purposes, we cannot currently predict what, if any, long-term impact the UFLPA will have on the overall supply of solar panels into the United States and the related long-term impact to timing and cost of our solar projects included in WEC Energy Group's capital plan. However, we are seeing some delays in the release of solar panels by the CBP, which are having an impact on the timing of certain of our solar projects.

United States Department of Commerce Complaint

In February 2022, a California based company filed a petition (AD/CVD) with the DOC seeking to impose new tariffs on solar panels and cells imported from multiple countries, including Malaysia, Vietnam, Thailand, and Cambodia. The petitioners claimed that Chinese solar manufacturers are shifting products to these countries to avoid the tariffs required on products imported from China and requested that the DOC conduct a country-wide inquiry into each of the four countries. In March 2022, the DOC decided to act on the petition and investigate the claim. On December 2, 2022, the DOC announced its preliminary determination that certain companies are circumventing anti-dumping and countervailing duty orders on solar cells and modules from China. If the DOC makes a final determination, which is currently expected in the second quarter of 2023, that such circumvention is occurring it would be able to apply any final tariffs retroactively to November 4, 2021. If imposed, the new tariffs could further disrupt the supply of solar modules to the United States, and could impact the cost and timing of our solar projects.

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

03/31/2023 Form 10-Q	33	Wisconsin Public Service Corporation

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

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. These risks include, but are not limited to, the inflation and supply chain disruptions described below. In addition, there is continuing uncertainty over the impact that the ongoing conflict between Russia and Ukraine will have on the global economy, supply chains, and fuel prices. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2022 Annual Report on Form 10-K for a discussion of market and other significant risks applicable to us.

Inflation and Supply Chain Disruptions

We continue to monitor the impact of inflation and supply chain disruptions. We monitor the costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance costs, and other costs in order to minimize inflationary effects in future years, to the extent possible, through pricing strategies, productivity improvements, and cost reductions. We monitor the global supply chain, and related disruptions, in order to ensure we are able to procure the necessary materials and other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in accordance with WEC Energy Group's capital plan. For additional information concerning risks related to inflation and supply chain disruptions, see the three risk factors below that are disclosed in Part I of our 2022 Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2022 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 11, Fair Value Measurements, Note 12, Derivative Instruments, and Note 13, Guarantees, in this report for information concerning our market risk exposures.

03/31/2023 Form 10-Q	34	Wisconsin Public Service Corporation

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2023 Form 10-Q	35	Wisconsin Public Service Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2022 Annual Report on Form 10-K. See Note 17, Commitments and Contingencies, in this report for additional information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed in Note 17, Commitments and Contingencies, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material impact on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2022 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

03/31/2023 Form 10-Q	36	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 4, 2023	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2023 Form 10-Q	37	Wisconsin Public Service Corporation