Form 10-Q
period 2023-06-30
WISCONSIN PUBLIC SERVICE CORP
filed 2023-08-03
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
June 30, 2023

All of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2023

06/30/2023 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Integrys	Integrys Holding, Inc.
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.

Federal and State Regulatory Agencies
Army Corps	United States Army Corps of Engineers
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
LDC	Local Distribution Company
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PM	Particulate Matter
WOTUS	Waters of the United States
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AMI	Advanced Metering Infrastructure
Darien	Darien Solar-Battery Park

06/30/2023 Form 10-Q	ii	Wisconsin Public Service Corporation

DER	Distributed Energy Resource
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2023-2027
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.
PTC	Production Tax Credit
Red Barn	Red Barn Wind Park
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
S&P	Standard & Poor's
SIP	State Implementation Plan
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
UFLPA	Uyghur Forced Labor Prevention Act
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order
WUA	Wisconsin Utilities Association

06/30/2023 Form 10-Q	iii	Wisconsin Public Service Corporation

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

06/30/2023 Form 10-Q	1	Wisconsin Public Service Corporation

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

•Any impacts associated with switching from LIBOR to Secured Overnight Financing Rate as the reference rate for our variable rate debt;

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

06/30/2023 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2023	2022	2023	2022
Operating revenues	$381.0	$418.5	$872.5	$897.4

Operating expenses
Cost of sales	117.8	184.7	345.2	412.2
Other operation and maintenance	105.4	94.4	213.3	178.1
Depreciation and amortization	56.2	49.5	111.2	99.2
Property and revenue taxes	11.7	10.7	23.9	21.6
Total operating expenses	291.1	339.3	693.6	711.1

Operating income	89.9	79.2	178.9	186.3

Other income, net	12.7	11.6	24.4	21.7
Interest expense	22.2	16.6	44.0	33.2
Other expense	(9.5)	(5.0)	(19.6)	(11.5)

Income before income taxes	80.4	74.2	159.3	174.8
Income tax expense	16.3	17.6	28.9	41.6
Net income	$64.1	$56.6	$130.4	$133.2

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2023 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED BALANCE SHEETS (Unaudited)	June 30,	December 31,
(in millions, except share and per share amounts)	2023	2022
Assets
Current assets
Cash and cash equivalents	$2.3	$0.5
Accounts receivable and unbilled revenues, net of reserves of $10.6 and $11.7, respectively	208.3	267.8
Accounts receivable from related parties	27.9	31.8
Materials, supplies, and inventories	148.4	164.5
Prepaid taxes	56.9	58.4
Other prepayments	2.6	6.0
Collateral on deposit	28.6	26.6
Other	8.8	9.5
Current assets	483.8	565.1

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $1,965.4 and $1,820.6, respectively	5,659.3	5,376.7
Regulatory assets	359.9	365.5
Goodwill	36.4	36.4
Pension and OPEB assets	294.5	282.1
Other	47.7	83.0
Long-term assets	6,397.8	6,143.7
Total assets	$6,881.6	$6,708.8

Liabilities and Equity
Current liabilities
Short-term debt	$181.9	$194.9
Accounts payable	115.8	176.9
Accounts payable to related parties	47.9	49.8
Amounts refundable to customers	22.0	9.9
Customer credit balances	22.4	20.1
Other	58.8	68.2
Current liabilities	448.8	519.8

Long-term liabilities
Long-term debt	2,007.0	1,999.9
Deferred income taxes	891.3	860.7
Deferred ITCs	76.5	78.5
Regulatory liabilities	658.3	650.3
Environmental remediation liabilities	80.7	88.6
Other	135.1	127.7
Long-term liabilities	3,848.9	3,805.7

Commitments and contingencies (Note 19)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,782.0	1,616.8
Retained earnings	706.3	670.9
Common shareholder's equity	2,583.9	2,383.3
Total liabilities and equity	$6,881.6	$6,708.8

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2023 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2023	2022
Operating activities
Net income	$130.4	$133.2
Reconciliation to cash provided by operating activities
Depreciation and amortization	111.2	99.2
Deferred income taxes and ITCs, net	20.8	43.2
Change in –
Accounts receivable and unbilled revenues, net	66.6	(40.4)
Materials, supplies, and inventories	20.9	(0.8)
Prepaid taxes	1.5	(11.7)
Other current assets	4.1	3.7
Accounts payable	(59.7)	49.5
Accrued taxes	0.5	(7.8)
Amounts refundable to customers	12.1	2.2
Other current liabilities	(7.8)	38.0
Other, net	(7.1)	(54.0)
Net cash provided by operating activities	293.5	254.3

Investing activities
Capital expenditures	(203.1)	(185.4)
Acquisition of Whitewater	(38.0)	—
Acquisition of Red Barn	(143.8)	—
Reimbursement for ATC's construction costs	—	10.0
Proceeds from cash surrender value of life insurance	—	4.4
Other, net	(1.5)	2.5
Net cash used in investing activities	(386.4)	(168.5)

Financing activities
Change in short-term debt	(13.0)	(152.5)
Payment of dividends to parent	(95.0)	(60.0)
Equity contribution from parent	165.0	125.0
Other, net	(0.3)	(0.4)
Net cash provided by (used in) financing activities	56.7	(87.9)

Net change in cash, cash equivalents, and restricted cash	(36.2)	(2.1)
Cash, cash equivalents, and restricted cash at beginning of period	38.5	2.4
Cash, cash equivalents, and restricted cash at end of period	$2.3	$0.3

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2023 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF EQUITY (Unaudited)

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2022	$95.6	$1,616.8	$670.9	$2,383.3
Net income	—	—	66.3	66.3
Equity contribution from parent	—	165.0	—	165.0
Payment of dividends to parent	—	—	(65.0)	(65.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at March 31, 2023	$95.6	$1,781.9	$672.2	$2,549.7
Net income	—	—	64.1	64.1
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at June 30, 2023	$95.6	$1,782.0	$706.3	$2,583.9

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2021	$95.6	$1,491.5	$555.9	$2,143.0
Net income	—	—	76.6	76.6
Equity contribution from parent	—	125.0	—	125.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.2	—	0.2
Balance at March 31, 2022	$95.6	$1,616.7	$602.5	$2,314.8
Net income	—	—	56.6	56.6
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at June 30, 2022	$95.6	$1,616.7	$629.1	$2,341.4

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2023 Form 10-Q	6	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2023

NOTE 1—GENERAL INFORMATION

Wisconsin Public Service Corporation serves approximately 463,000 electric customers and 342,000 natural gas customers.

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2022. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of expected results for 2023 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITIONS

In accordance with Topic 805: Clarifying the Definition of a Business (ASU 2017-01), transactions are evaluated and are accounted for as acquisitions of assets or businesses, and transaction costs are capitalized in asset acquisitions. It was determined that all of the below acquisitions met the criteria of an asset acquisition.

Acquisitions of Electric Generation Facilities in Wisconsin

In April 2023, we, along with an unaffiliated utility, completed the acquisition of Red Barn, a commercially operational utility-scale wind-powered electric generating facility. The project is located in Grant County, Wisconsin and we own 82 MWs of this project. Our share of the cost of this project was $143.8 million. Red Barn qualifies for PTCs.

In January 2023, we, along with WE, completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electric generation facility in Whitewater, Wisconsin. Our share of the cost of this facility was $38.0 million for 50% of the capacity.

06/30/2023 Form 10-Q	7	Wisconsin Public Service Corporation

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

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Wisconsin Public Service Corporation
Electric utility	$319.8	$332.6	$639.8	$643.3
Natural gas utility	61.5	84.3	231.4	251.2
Total revenues from contracts with customers	381.3	416.9	871.2	894.5
Other operating revenues	(0.3)	1.6	1.3	2.9
Total operating revenues	$381.0	$418.5	$872.5	$897.4

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues by customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Residential	$113.6	$111.3	$234.4	$228.4
Small commercial and industrial	109.1	104.3	213.7	201.6
Large commercial and industrial	67.9	79.4	132.8	142.7
Other	2.2	2.2	4.4	4.4
Total retail revenues	292.8	297.2	585.3	577.1
Wholesale	20.1	23.7	42.6	45.5
Resale	4.3	6.9	10.3	12.1
Other utility revenues	2.6	4.8	1.6	8.6
Total electric utility operating revenues	$319.8	$332.6	$639.8	$643.3

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues by customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Residential	$29.7	$46.9	$146.7	$149.0
Commercial and industrial	14.0	31.0	84.8	93.8
Total retail revenues	43.7	77.9	231.5	242.8
Transportation	4.9	4.5	11.8	10.7
Other utility revenues (1)	12.9	1.9	(11.9)	(2.3)
Total natural gas utility operating revenues	$61.5	$84.3	$231.4	$251.2

(1)Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were anticipated in rates.

06/30/2023 Form 10-Q	8	Wisconsin Public Service Corporation

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Late payment charges	$1.1	$1.1	$2.3	$2.2
Alternative revenues (1)	(1.5)	0.3	(1.2)	0.5
Other	0.1	0.2	0.2	0.2
Total other operating revenues	$(0.3)	$1.6	$1.3	$2.9

(1)Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to wholesale customers subject to true-ups, as discussed in Note 1(d), Operating Revenues, in our 2022 Annual Report on Form 10-K.

NOTE 4—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at June 30, 2023 and December 31, 2022.

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	June 30, 2023	December 31, 2022
Accounts receivable and unbilled revenues	$218.9	$279.5
Allowance for credit losses	10.6	11.7
Accounts receivable and unbilled revenues, net (1)	$208.3	$267.8

Total accounts receivable, net – past due greater than 90 days (1)	$11.2	$8.4
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	95.3%	95.5%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at June 30, 2023, $104.1 million, or 50.0%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

06/30/2023 Form 10-Q	9	Wisconsin Public Service Corporation

A rollforward of the allowance for credit losses is included below:

	Three Months Ended June 30
(in millions)	2023	2022
Balance at April 1	$13.2	$12.1
Provision for credit losses	(0.1)	2.0
Provision for credit losses deferred for future recovery or refund	(2.1)	(2.3)
Write-offs charged against the allowance	(2.9)	(2.4)
Recoveries of amounts previously written off	2.5	1.4
Balance at June 30	$10.6	$10.8

	Six Months Ended June 30
(in millions)	2023	2022
Balance at January 1	$11.7	$11.1
Provision for credit losses	1.5	4.0
Provision for credit losses deferred for future recovery or refund	0.5	(0.6)
Write-offs charged against the allowance	(6.4)	(6.3)
Recoveries of amounts previously written off	3.3	2.6
Balance at June 30	$10.6	$10.8

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2023 and December 31, 2022. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2022 Annual Report on Form 10-K.

(in millions)	June 30, 2023	December 31, 2022
Regulatory assets
Environmental remediation costs	$116.1	$118.5
Income tax related items	59.3	61.5
Pension and OPEB costs	48.1	48.6
Plant retirement related items	40.5	43.1
Derivatives	21.6	22.5
Asset retirement obligations	18.3	15.6
ReACT™	11.7	13.0
Bluewater (1)	10.5	6.8
Energy efficiency programs	8.8	13.4
Uncollectible expense	6.0	5.6
Other, net	19.0	16.9
Total regulatory assets	$359.9	$365.5

(1)    Primarily related to costs associated with our long-term service agreement with Bluewater for natural gas storage services. The PSCW has approved escrow accounting for these costs. As a result, we defer as a regulatory asset or liability the difference between actual storage costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

06/30/2023 Form 10-Q	10	Wisconsin Public Service Corporation

(in millions)	June 30, 2023	December 31, 2022
Regulatory liabilities
Income tax related items	$338.1	$343.7
Removal costs	187.0	186.5
Pension and OPEB benefits	91.7	90.1
Energy costs refundable through rate adjustments (1)	27.2	9.9
Derivatives	8.6	7.9
Other, net	27.7	22.1
Total regulatory liabilities	$680.3	$660.2

Balance sheet presentation
Amounts refundable to customers	$22.0	$9.9
Regulatory liabilities	658.3	650.3
Total regulatory liabilities	$680.3	$660.2

(1)    The increase in these regulatory liabilities was primarily due to lower natural gas costs incurred during 2023, compared to what was anticipated in rates.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Plant to be Retired

Columbia Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia generating units 1 and 2 became probable. Columbia generating units 1 and 2 are expected to be retired by June 2026. The total net book value of our ownership share of units 1 and 2 was $264.3 million at June 30, 2023, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

NOTE 7—JOINTLY OWNED UTILITY FACILITIES

We hold joint ownership interests in certain electric generating facilities. We are entitled to our share of generating capability and output of each facility equal to our respective ownership interest. We pay our ownership share of additional construction costs and have supplied our own financing for all jointly owned projects. We record our proportionate share of significant jointly owned electric generating facilities as property, plant, and equipment on the balance sheets. In addition, our proportionate share of direct expenses for the joint operation of these plants is recorded within operating expenses in the income statements.

In January 2023, we, along with WE, completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility. We own 50% of this facility. See Note 2, Acquisitions, for more information.

In April 2023, we, along with an unaffiliated utility, completed the acquisition of Red Barn, a commercially operational utility-scale wind-powered electric generating facility. We own 90%, or 82 MWs, of Red Barn. See Note 2, Acquisitions, for more information.

In July 2023, we, along with WE, completed the construction of a natural gas-fired generation facility at our existing Weston power plant site. The new facility consists of seven RICE units. We own 50%, or 64 MWs, of the Weston RICE units. Our construction work in progress balance for the Weston RICE units was $85.4 million as of June 30, 2023.

NOTE 8—COMMON EQUITY

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

06/30/2023 Form 10-Q	11	Wisconsin Public Service Corporation

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 9—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2023	December 31, 2022
Commercial paper
Amount outstanding	$181.9	$194.9
Weighted-average interest rate on amounts outstanding	5.17%	4.60%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2023 was $143.5 million with a weighted-average interest rate during the period of 5.00%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	June 30, 2023
Revolving credit facility	September 2026	$400.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		181.9
Available capacity under existing credit facility		$216.8

NOTE 10—LEASES

Obligations Under Finance Leases

Land Leases – Utility Solar Generation

We, along with WE and an unaffiliated utility, partnered to acquire and construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system in Rock and Walworth counties, Wisconsin. We own 15% of Darien. Commercial operation of the solar portion of the project is targeted in 2024. Related to our investment in Darien, we, along with WE and an unaffiliated utility, entered into several land leases that commenced in the second quarter of 2023. Each lease has an initial construction term that ends upon achieving commercial operation, then automatically extends for 25 years with an option for an additional 25-year extension. We expect the optional extension to be exercised, and, as a result, the land leases are being amortized over the extended term of the leases. Once Darien achieves commercial operation, the lease liability will be remeasured to reflect the final total acres being leased. The lease payments will be recovered through rates.

Our total obligation under the land-related finance leases for Darien was $6.6 million at June 30, 2023, and was included in long-term debt on the balance sheet. Our finance lease right of use asset related to Darien was $6.6 million as of June 30, 2023, and was included in property, plant, and equipment on our balance sheet.

In accordance with Accounting Standards Codification Subtopic 980-842, Regulated Operations – Leases (Subtopic 980-842), the expense recognition pattern associated with the Darien leases resembles that of an operating lease. The difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under Topic 842 is deferred as a regulatory asset on our balance sheet in accordance with Subtopic 980-842.

At June 30, 2023, our weighted-average discount rate for the Darien finance leases was 5.96%. We used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

06/30/2023 Form 10-Q	12	Wisconsin Public Service Corporation

Future minimum lease payments and the corresponding present value of our net minimum lease payments under the finance leases for Darien as of June 30, 2023, were as follows:

(in millions)
Six months ended December 31, 2023	$—
2024	0.1
2025	0.3
2026	0.3
2027	0.3
2028	0.4
Thereafter	26.3
Total minimum lease payments	27.7
Less: Interest	(21.1)
Present value of minimum lease payments	6.6
Less: Short-term lease liabilities	—
Long-term lease liabilities	$6.6

NOTE 11—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	June 30, 2023	December 31, 2022
Materials and supplies	$69.6	$59.3
Fossil fuel	46.5	40.2
Natural gas in storage	32.3	65.0
Total	$148.4	$164.5

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

06/30/2023 Form 10-Q	13	Wisconsin Public Service Corporation

NOTE 12—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$16.9	21.0%	$15.6	21.0%
State income taxes net of federal tax benefit	5.0	6.2%	4.6	6.2%
PTCs	(2.2)	(2.7)%	—	—%
Federal excess deferred tax amortization	(1.4)	(1.7)%	(1.3)	(1.8)%
Federal excess deferred tax amortization – Wisconsin unprotected	(0.9)	(1.1)%	(1.0)	(1.3)%
ITCs	(0.9)	(1.1)%	(0.6)	(0.8)%
Other, net	(0.2)	(0.3)%	0.3	0.4%
Total income tax expense	$16.3	20.3%	$17.6	23.7%

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$33.5	21.0%	$36.7	21.0%
State income taxes net of federal tax benefit	10.0	6.3%	11.0	6.3%
PTCs	(7.6)	(4.8)%	—	—%
Federal excess deferred tax amortization	(2.9)	(1.8)%	(2.9)	(1.7)%
Federal excess deferred tax amortization – Wisconsin unprotected	(1.9)	(1.2)%	(2.2)	(1.2)%
ITCs	(1.9)	(1.2)%	(1.5)	(0.9)%
Other, net	(0.3)	(0.2)%	0.5	0.3%
Total income tax expense	$28.9	18.1%	$41.6	23.8%

The effective tax rates for the three and six months ended June 30, 2023, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs and the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below. These items were partially offset by state income taxes.

The effective tax rates for the three and six months ended June 30, 2022, differ from the United States statutory federal income tax rate of 21%, primarily due to state income taxes. This item was partially offset by the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below.

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

NOTE 13—FAIR VALUE MEASUREMENTS

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

06/30/2023 Form 10-Q	14	Wisconsin Public Service Corporation

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.5	$1.5	$—	$2.0
FTRs	—	—	5.7	5.7
Coal contracts	—	1.1	—	1.1
Total derivative assets	$0.5	$2.6	$5.7	$8.8

Derivative liabilities
Natural gas contracts	$16.3	$0.2	$—	$16.5
Coal contracts	—	0.6	—	0.6
Total derivative liabilities	$16.3	$0.8	$—	$17.1

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.2	$0.5	$—	$1.7
FTRs	—	—	4.1	4.1
Coal contracts	—	1.8	—	1.8
Total derivative assets	$1.2	$2.3	$4.1	$7.6

Derivative liabilities
Natural gas contracts	$14.5	$2.4	$—	$16.9

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

06/30/2023 Form 10-Q	15	Wisconsin Public Service Corporation

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Balance at the beginning of the period	$1.7	$0.6	$4.1	$1.4
Purchases	6.3	11.6	6.3	11.6
Settlements	(2.3)	(1.9)	(4.7)	(2.7)
Balance at the end of the period	$5.7	$10.3	$5.7	$10.3

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (1)	$1,958.5	$1,625.6	$1,958.0	$1,607.2

(1)The carrying amount of long-term debt excludes finance lease obligations of $48.5 million and $41.9 million at June 30, 2023 and December 31, 2022, respectively.

The fair value of our long-term debt is categorized within Level 2 of the fair value hierarchy.

NOTE 14—DERIVATIVE INSTRUMENTS

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

On our balance sheets, we classify derivative assets and liabilities as current or long-term based on the maturities of the underlying contracts. Derivative assets and liabilities are included in the other current and other long-term line items on our balance sheets. The following table shows our derivative assets and derivative liabilities. None of the derivatives shown below are designated as hedging instruments.

	June 30, 2023		December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$2.0	$16.4	$1.7	$16.3
FTRs	5.7	—	4.1	—
Coal contracts	0.8	0.3	1.4	—
Total current	8.5	16.7	7.2	16.3

Long-term
Natural gas contracts	—	0.1	—	0.6
Coal contracts	0.3	0.3	0.4	—
Total long-term	0.3	0.4	0.4	0.6
Total	$8.8	$17.1	$7.6	$16.9

06/30/2023 Form 10-Q	16	Wisconsin Public Service Corporation

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains and losses were as follows:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	9.9 Dth	$(14.0)	7.5 Dth	$16.4
FTRs	2.1 MWh	1.9	2.0 MWh	(0.1)
Total		$(12.1)		$16.3

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(in millions)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	21.6 Dth	$(28.8)	19.1 Dth	$21.6
FTRs	4.2 MWh	2.7	4.0 MWh	0.7
Total		$(26.1)		$22.3

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2023 and December 31, 2022, we had posted cash collateral of $28.6 million and $26.6 million, respectively. These amounts were recorded on our balance sheets as collateral on deposit.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2023			December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$8.8	$17.1		$7.6	$16.9
Gross amount not offset on the balance sheet	(0.7)	(16.5)	(1)	(1.4)	(14.8)	(2)
Net amount	$8.1	$0.6		$6.2	$2.1

(1)    Includes cash collateral posted of $15.8 million.

(2)    Includes cash collateral posted of $13.4 million.

NOTE 15—GUARANTEES

As of June 30, 2023, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 16—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans.

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Service cost	$1.0	$1.9	$2.4	$4.5
Interest cost	7.6	5.6	15.1	11.3
Expected return on plan assets	(12.8)	(13.8)	(25.7)	(27.6)
Amortization of net actuarial loss	4.5	4.3	8.7	8.7
Net periodic benefit cost (credit)	$0.3	$(2.0)	$0.5	$(3.1)

06/30/2023 Form 10-Q	17	Wisconsin Public Service Corporation

	OPEB Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Service cost	$0.7	$0.9	$1.4	$2.0
Interest cost	1.6	1.1	3.1	2.2
Expected return on plan assets	(4.1)	(5.3)	(8.2)	(10.5)
Amortization of prior service credit	(2.6)	(2.5)	(5.1)	(5.1)
Amortization of net actuarial (gain) loss	0.3	(0.7)	0.5	(1.3)
Net periodic benefit credit	$(4.1)	$(6.5)	$(8.3)	$(12.7)

During the six months ended June 30, 2023, we made contributions and payments of $0.3 million related to our pension plans and $0.5 million related to our OPEB plans. We expect to make contributions and payments of $0.3 million related to our pension plans and $0.4 million related to our OPEB plans during the remainder of 2023, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of June 30, 2023, we recorded a $3.4 million regulatory asset for pension costs and a $3.4 million regulatory asset for OPEB costs. The above tables do not reflect any adjustments for the creation of these regulatory assets.

NOTE 17—GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the six months ended June 30, 2023. We had no accumulated impairment losses related to our goodwill as of June 30, 2023.

Intangible Assets

At June 30, 2023 and December 31, 2022, we had $5.3 million and $3.8 million, respectively, of indefinite-lived intangible assets, consisting of spectrum frequencies. During the six months ended June 30, 2023, we purchased additional spectrum frequencies for $1.5 million. The spectrum frequencies enable us to transmit data and voice communications over a wavelength dedicated to us throughout our service territory. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets.

NOTE 18—SEGMENT INFORMATION

We use net income to measure segment profitability and to allocate resources to our businesses. At June 30, 2023, we reported two segments, which are described below.

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

Our other segment primarily consists of equity earnings from our investment in Wisconsin River Power Company.

06/30/2023 Form 10-Q	18	Wisconsin Public Service Corporation

All of our operations and assets are located within the United States. The following tables show summarized financial information for the three and six months ended June 30, 2023 and 2022, related to our reportable segments:

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three months ended June 30, 2023
Operating revenues	$381.0	$—	$381.0
Other operation and maintenance	105.4	—	105.4
Depreciation and amortization	56.2	—	56.2
Other income, net	12.1	0.6	12.7
Interest expense	22.2	—	22.2
Income tax expense	16.1	0.2	16.3
Net income	63.7	0.4	64.1

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three months ended June 30, 2022
Operating revenues	$418.5	$—	$418.5
Other operation and maintenance	94.4	—	94.4
Depreciation and amortization	49.5	—	49.5
Other income, net	11.2	0.4	11.6
Interest expense	16.6	—	16.6
Income tax expense	17.5	0.1	17.6
Net income	56.3	0.3	56.6

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Six months ended June 30, 2023
Operating revenues	$872.5	$—	$872.5
Other operation and maintenance	213.3	—	213.3
Depreciation and amortization	111.2	—	111.2
Other income, net	23.1	1.3	24.4
Interest expense	44.0	—	44.0
Income tax expense	28.6	0.3	28.9
Net income	129.4	1.0	130.4

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Six months ended June 30, 2022
Operating revenues	$897.4	$—	$897.4
Other operation and maintenance	178.1	—	178.1
Depreciation and amortization	99.2	—	99.2
Other income, net	20.9	0.8	21.7
Interest expense	33.2	—	33.2
Income tax expense	41.4	0.2	41.6
Net income	132.6	0.6	133.2

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

06/30/2023 Form 10-Q	19	Wisconsin Public Service Corporation

commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2023, were approximately $1 billion.

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

Air Quality

Cross State Air Pollution Rule – Good Neighbor Plan

In March 2023, the EPA issued its final Good Neighbor Plan, which requires significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities. The rule will take effect in August 2023, during the latter half of the 2023 ozone season. After review of the final rule, we believe that we are well positioned to meet the requirements.

Our RICE units in Wisconsin are not currently subject to the final rule as each unit is less than 25 MWs. To the extent we use RICE engines for natural gas distribution operations, those engines may be subject to the emission limits and operational requirements of the rule beginning in 2026. The EPA has exempted LDCs from the final rule but included new language defining an LDC that we are still evaluating.

Mercury and Air Toxics Standards

In 2012, the EPA issued the MATS to limit emissions of mercury, acid gases, and other hazardous air pollutants. In April 2023, the EPA issued the pre-publication version of a proposed rule to strengthen and update MATS to reflect recent developments in control technologies and performance of coal and oil-fired units. The EPA proposed three revisions including a proposal to lower the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu, which could have an adverse effect on our utilities. The EPA is also seeking comments on an even lower limit of 0.006 lb/MMBtu. We submitted comments to the EPA in June 2023 addressing several concerning portions of the proposed rule revisions.

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

06/30/2023 Form 10-Q	20	Wisconsin Public Service Corporation

determination supports revising the level of the annual standard for the PM NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard. In January 2023, the EPA announced its proposed decision to revise the primary (health-based) annual PM2.5 standard from its current level of 12 µg/m3 to within the range of 9 to 10 µg/m3. The EPA also proposed not to change the current secondary (welfare-based) annual PM2.5 standard, primary and secondary 24-hour PM2.5 standards, and primary and secondary PM10 standards. The EPA did, however, take comments on the full range (between 8 and 11 µg/m3) included in the CASAC's latest report. A final decision on the reconsideration is anticipated in late summer 2023. All counties within our service territory are in attainment with the current 2012 standards. If the EPA lowers the annual standard to 10 or 11 µg/m3, our generating facilities within our service territory should remain in attainment. If the EPA lowers it to below 10 µg/m3, there could be some nonattainment areas that may affect permitting of some smaller ancillary equipment located at our facilities. After finalization of the rule, the WDNR will need to draft and submit a SIP for the EPA's approval.

Climate Change

In May 2023, the EPA proposed GHG performance standards for existing fossil-fired steam generating and gas combustion units and also proposed to repeal the Affordable Clean Energy rule, which replaced the Clean Power Plan. For coal plants, there are no applicable standards until 2032, and after 2032 the applicable standard is dependent on the unit's retirement date. For combined cycle natural gas plants above a 50% capacity factor, the rule is highly dependent on hydrogen as an alternative fuel, or carbon capture. For simple cycle natural gas-fired combustion turbines, there are no applicable limits as long as the capacity factor is less than 20%. The new Weston RICE project is not affected under the rule because each RICE unit is less than 25 MWs. We are evaluating the proposed rule to understand the impacts to our operations.

In May 2023, the EPA proposed to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The EPA is proposing two distinct 111(b) rules – one for natural gas-fired stationary combustion turbines and the other for coal-fired units. New stationary combustion turbine units would be divided into three subcategories based on their annual capacity factor – low load, intermediate load, and base load. Our RICE units are not affected by this rule since each unit is below 25 MWs. WEC Energy Group continues to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

The EPA released proposed regulations for the Mandatory Greenhouse Gas Reporting Rule, 40 Code of Federal Regulations Part 98, in June 2022. In May 2023, the EPA released a supplementary proposal, which includes updates of the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. The proposed revisions could impact the reporting required for our electric generation facilities, local natural gas distribution companies, and underground natural gas storage facilities. In July 2023, the EPA also issued a pre-publication version of its proposal to amend reporting requirements for petroleum and natural gas systems, with an anticipated final rule to be issued in early 2024. We are currently evaluating the potential impact, if any, of the proposed rule.

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired approximately 400 MWs of fossil-fueled generation since the beginning of 2018. Through its ESG Progress Plan, WEC Energy Group expects to retire approximately 1,500 MWs of additional fossil-fueled generation by the end of 2026, which includes the planned retirement by June 2026 of jointly-owned Columbia Units 1-2. See Note 6, Property, Plant, and Equipment, for more information on the timing of the retirement. In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by making operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is net-zero CO2 emissions by 2050.

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

06/30/2023 Form 10-Q	21	Wisconsin Public Service Corporation

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

Steam Electric Effluent Limitation Guidelines

The EPA's ELG rule, effective January 2016 and modified in 2020, revised the treatment technology requirements related to BATW at existing coal-fueled facilities and created new requirements for several types of power plant wastewaters. The new requirement that affects our facilities relates to discharge limits for BATW. Although our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule, certain facility modifications are necessary to meet the ELG rule requirements. In June 2023, we completed $8 million of BATW modifications at Weston Unit 3, which are now in service and did not require PSCW approval prior to construction.

In March 2023, the EPA issued the proposed "supplemental ELG rule." The rule would replace the existing 2020 ELG rule and, as proposed, would establish stricter limitations on: 1) BATW; 2) flue gas desulfurization wastewater; 3) CCR leachate; and 4) legacy wastewaters. If the supplemental ELG rule is finalized as proposed, we anticipate that our coal-fueled facilities will meet the BATW rule provisions. The Weston 3 BATW project was completed in June 2023.

The EPA also proposed requirements for legacy wastewaters and landfill leachate. We are reviewing those proposed requirements to determine potential costs and actions required for our facilities.

Waters of the United States

In January 2023, the EPA and the Army Corps together released a final rule effective in March 2023, that based the definition of WOTUS on its pre-2015 definition. The pre-2015 approach involves applying factors established through case law and agency precedents to determine whether a wetland or surface drainage feature is subject to federal jurisdiction.

In May 2023, the Supreme Court issued a decision significantly narrowing federal jurisdiction over wetlands. In Sackett v. Environmental Protection Agency, the court ruled that the federal government's jurisdiction over WOTUS extends to "traditional navigable waters" and wetlands or other waters that have a "continuous surface connection" with a traditional navigable water.

Following the Supreme Court decision, the agencies announced they would interpret the definition of WOTUS consistent with the Sackett decision. The agencies are also developing a new rule to amend the definition of WOTUS that was published in the Federal Register in January 2023, to be consistent with the Sackett decision. The agencies have indicated that they intend to issue a new final rule by September 2023.

We anticipate the Sackett decision will cause a decrease in the number of projects that require Army Corps federal wetland permits. The Sackett decision may also affect the administration of some state programs. At this point, our projects requiring federal permits are moving ahead, but we are monitoring these recent developments to better understand potential future impacts.

06/30/2023 Form 10-Q	22	Wisconsin Public Service Corporation

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	June 30, 2023	December 31, 2022
Regulatory assets	$116.1	$118.5
Reserves for future environmental remediation	80.7	88.6

Coal Combustion Residuals Rule

The EPA issued a pre-publication proposed rule for CCR in May 2023, that would apply to all landfills, historic fill sites, and projects where CCR was placed. As proposed, the rule would regulate previously exempt closed landfills and would include sites we own as well as several third party owned properties.

We are actively engaged with the Utility Solid Waste Activities Group and the Edison Electric Institute in evaluating and commenting on this rule. The proposed rule could have a material adverse impact on our coal ash landfills and require additional remediation that has not been required under the current state programs.

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

06/30/2023 Form 10-Q	23	Wisconsin Public Service Corporation

Joint Ownership Power Plants – Columbia and Edgewater

In December 2009, the EPA issued an NOV to Wisconsin Power and Light Company, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric Company, WE (former co-owner of an Edgewater unit), and us. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. We, along with Wisconsin Power and Light Company, Madison Gas and Electric Company, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater 4 generating unit was retired in September 2018. Wisconsin Power and Light Company started the process in early 2023 to close out this Consent Decree.

NOTE 20—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Six Months Ended June 30
(in millions)	2023	2022
Cash paid for interest, net of amount capitalized	$43.4	$33.2
Cash paid for income taxes, net	4.3	18.9
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	26.2	26.4
Liabilities accrued for software licensing agreement	—	1.5

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$2.3	$0.5
Restricted cash included in other long-term assets	—	38.0
Cash, cash equivalents, and restricted cash	$2.3	$38.5

At December 31, 2022, our restricted cash consisted of cash used during January 2023 to purchase a natural gas-fired cogeneration facility located in Whitewater, Wisconsin. This cash was included in other long-term assets. See Note 2, Acquisitions, for more information.

NOTE 21—REGULATORY ENVIRONMENT

2024 Limited Rate Case Re-Opener

In accordance with our rate order approved by the PSCW in December 2022, we filed a request with the PSCW on May 15, 2023 for a limited electric rate case re-opener. The request includes an $8.6 million (0.5%) increase in 2024 base rates to reflect updated revenue requirements for the generation projects that were previously approved by the PSCW and are expected to be placed into service in 2023 and 2024.

Our return on equity and common equity component average will not be addressed in the limited rate case re-opener. A PSCW decision is expected in the fourth quarter of 2023, with new rates expected to be effective January 1, 2024.

06/30/2023 Form 10-Q	24	Wisconsin Public Service Corporation

NOTE 22—NEW ACCOUNTING PRONOUNCEMENTS

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. These pronouncements provide temporary optional expedients and exceptions for applying GAAP principles to contract modifications and hedging relationships to ease the financial reporting burdens of the market transition from LIBOR and other interbank offered rates to alternative reference rates. These pronouncements were effective upon issuance on March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. An entity may elect to apply the amendments prospectively from March 12, 2020 through December 31, 2024 by accounting topic. We do not anticipate this guidance having a significant impact on our financial statements and related disclosures.

06/30/2023 Form 10-Q	25	Wisconsin Public Service Corporation

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

WEC Energy Group already has retired more than 1,900 MWs of fossil-fueled generation since the beginning of 2018, which included the 2018 retirement of the Pulliam power plant as well as the jointly-owned Edgewater Unit 4 generating units. Through the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,500 MWs of additional fossil-fueled generation by the end of 2026, which includes the planned retirement by June 2026 of the jointly-owned Columbia Units 1-2.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $5.4 billion from 2023-2027 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WE based on specific customer needs:

•1,900 MWs of utility-scale solar;
•700 MWs of battery storage; and
•600 MWs of wind.

06/30/2023 Form 10-Q	26	Wisconsin Public Service Corporation

WEC Energy Group also plans on investing in a combination of clean, natural gas-fired generation, made by either us or WE based on specific customer needs, including the planned purchase of up to 100 MWs of additional capacity in West Riverside — a combined cycle natural gas plant recently completed and operated by Alliant Energy in Wisconsin.

For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In July 2023, we received approval from the PSCW for the Renewable Pathway Pilot. This program allows commercial and industrial customers to subscribe to a portion of a utility-scale, Wisconsin-based renewable energy generating facility. The Renewable Pathway Pilot will utilize generation from Paris, Darien, and Red Barn and will have a participation cap of 40 MW.

In August 2021, the PSCW approved pilot programs for us to install and maintain EV charging equipment for customers at their homes or businesses. The programs provide direct benefits to customers by removing cost barriers associated with installing EV equipment. In October 2021, subject to the receipt of any necessary regulatory approvals, WEC Energy Group pledged to expand the EV charging network within its utilities' electric service territories. In doing so, WEC Energy Group joined a coalition of utility companies in a unified effort to make EV charging convenient and widely available throughout the Midwest. The coalition is planning to help build and grow EV charging corridors, enabling the general public to safely and efficiently charge their vehicles.

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution system, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its natural gas utility systems. In 2022, we received approval from the PSCW for an RNG pilot and we signed three contracts for RNG for our natural gas distribution system, pursuant to which we will be transporting the output of local dairy farms onto our gas distribution system. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. We expect to have RNG flowing in 2023, supporting our goal to reduce methane emissions.

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

06/30/2023 Form 10-Q	27	Wisconsin Public Service Corporation

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2023

Earnings

Our earnings for the second quarter of 2023 were $64.1 million, compared with $56.6 million for the same quarter in 2022. See below for information on the $7.5 million increase in earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the three months ended June 30, 2023 and 2022 was $89.9 million and $79.2 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

06/30/2023 Form 10-Q	28	Wisconsin Public Service Corporation

Utility Segment Contribution to Net Income

The following table compares our utility segment's contribution to net income for the second quarter of 2023, with the same quarter in 2022, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended June 30
(in millions)	2023	2022	B (W)
Electric revenues	$319.1	$333.8	$(14.7)
Fuel and purchased power	87.3	128.9	41.6
Total electric margins	231.8	204.9	26.9

Natural gas revenues	61.9	84.7	(22.8)
Cost of natural gas sold	30.5	55.8	25.3
Total natural gas margins	31.4	28.9	2.5

Total electric and natural gas margins	263.2	233.8	29.4

Other operation and maintenance	105.4	94.4	(11.0)
Depreciation and amortization	56.2	49.5	(6.7)
Property and revenue taxes	11.7	10.7	(1.0)
Operating income	89.9	79.2	10.7

Other income, net	12.1	11.2	0.9
Interest expense	22.2	16.6	(5.6)
Income before income taxes	79.8	73.8	6.0

Income tax expense	16.1	17.5	1.4
Net income	$63.7	$56.3	$7.4

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2023	2022	B (W)
Operation and maintenance not included in line items below	$52.2	$55.9	$3.7
Transmission (1)	38.5	33.3	(5.2)
Regulatory amortizations and other pass through expenses (2)	15.3	10.6	(4.7)
Earnings sharing mechanism (3)	(0.6)	(5.4)	(4.8)
Total other operation and maintenance	$105.4	$94.4	$(11.0)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the second quarter of 2023 and 2022, $39.7 million and $39.0 million, respectively, of costs were billed to us by transmission providers.

During the second quarter 2022, we amortized $4.8 million of the regulatory liabilities associated with our transmission escrow to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. This amortization drove the lower transmission expense during the second quarter of 2022.

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

(3)For the second quarter of 2022, this amount represented amortization of a certain portion of our regulatory liability associated with our 2020 earnings sharing mechanism to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. See Note 23, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information.

06/30/2023 Form 10-Q	29	Wisconsin Public Service Corporation

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2023	2022	B (W)
Customer class
Residential	682.4	696.0	(13.6)
Small commercial and industrial	985.8	985.9	(0.1)
Large commercial and industrial	945.3	1,005.3	(60.0)
Other	4.5	5.2	(0.7)
Total retail	2,618.0	2,692.4	(74.4)
Wholesale	327.7	408.5	(80.8)
Resale	60.1	89.6	(29.5)
Total sales in MWh	3,005.8	3,190.5	(184.7)

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2023	2022	B (W)
Customer class
Residential	36.1	41.3	(5.2)
Commercial and industrial	35.5	35.2	0.3
Total retail	71.6	76.5	(4.9)
Transportation	105.9	109.6	(3.7)
Total sales in therms	177.5	186.1	(8.6)

	Three Months Ended June 30
	Degree Days
Weather (1)	2023	2022	B (W)
Heating (950 Normal)	873	908	(3.9)%
Cooling (148 Normal)	174	249	(30.1)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Revenues

Electric revenues decreased $14.7 million during the second quarter of 2023, compared with the same quarter in 2022. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins increased $26.9 million during the second quarter of 2023, compared with the same quarter in 2022. The significant factors impacting the higher electric utility margins were:

•An $18.9 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023. See Note 23, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on the 2023 rate order.

•A $14.5 million quarter-over-quarter positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers.

06/30/2023 Form 10-Q	30	Wisconsin Public Service Corporation

These increases in margins were partially offset by:

•A $5.8 million decrease in margins related to lower sales volumes, driven by the impact of cooler spring weather during the second quarter of 2023, compared with the same quarter in 2022. As measured by cooling degree days, the second quarter of 2023 was 30.1% cooler than the same quarter in 2022.

•A $2.5 million decrease in other revenues, driven by a FERC order in January 2023 that eliminated reactive power compensation MISO was required to pay to generators, including us.

Natural Gas Revenues

Natural gas revenues decreased $22.8 million during the second quarter of 2023, compared with the same quarter in 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased 49% during the second quarter of 2023, compared with the same quarter in 2022. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $2.5 million during the second quarter of 2023, compared with the same quarter in 2022. The most significant factor impacting the higher natural gas utility margins was a $3.3 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023. This increase in margins was partially offset by a $0.7 million decrease in margins from lower sales volumes, driven by warmer weather during the second quarter of 2023, compared with the same quarter in 2022. As measured by heating degree days, the second quarter of 2023 was 3.9% warmer than the same quarter in 2022. See Note 23, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on the 2023 rate order.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $18.7 million during the second quarter of 2023, compared with the same quarter in 2022. The significant factors impacting the increase in other operating expenses were:

•A $6.7 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $5.2 million increase in transmission expense as approved in the PSCW's 2023 rate order, effective January 1, 2023. See the notes under the other operation and maintenance table above for more information. This amount is net of a deferral of $3.6 million approved by the PSCW in June 2023, retroactive to December 1, 2022, in response to a FERC order eliminating reactive power compensation to our utilities, as discussed in electric margins above.

•A $4.8 million increase in expense related to our earnings sharing mechanism, as discussed in the notes under the other operation and maintenance table above.

•A $4.7 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

These increases in other operating expenses were partially offset by a $4.7 million decrease in benefit costs, primarily driven by lower stock-based compensation and incentive costs.

Other Income, Net

Other income, net increased $0.9 million during the second quarter of 2023, compared with the same quarter in 2022, driven by higher AFUDC–Equity due to continued capital investment.

06/30/2023 Form 10-Q	31	Wisconsin Public Service Corporation

Interest Expense

Interest expense increased $5.6 million during the second quarter of 2023, compared with the same quarter in 2022, driven primarily by the impact of a $300.0 million long-term debt issuance in November 2022 and higher short-term debt interest rates.

Income Tax Expense

Income tax expense decreased $1.4 million during the second quarter of 2023, compared with the same quarter in 2022, driven by a $2.2 million increase in PTCs, partially offset by higher pre-tax income.

Other Segment Contribution to Net Income

	Three Months Ended June 30
(in millions)	2023	2022	B (W)
Net income	$0.4	$0.3	$0.1

SIX MONTHS ENDED JUNE 30, 2023

Earnings

Our earnings for the six months ended June 30, 2023 were $130.4 million, compared to $133.2 million for the same period in 2022. See below for information on the $2.8 million decrease in earnings.

Expected 2023 Annual Effective Tax Rate

We expect our 2023 annual effective tax rate to be between 18.0% and 19.0%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the six months ended June 30, 2023 and 2022 was $178.9 million and $186.3 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

06/30/2023 Form 10-Q	32	Wisconsin Public Service Corporation

Utility Segment Contribution to Net Income

	Six Months Ended June 30
(in millions)	2023	2022	B (W)
Electric revenues	$640.2	$645.4	$(5.2)
Fuel and purchased power	196.9	235.5	38.6
Total electric margins	443.3	409.9	33.4

Natural gas revenues	232.3	252.0	(19.7)
Cost of natural gas sold	148.3	176.7	28.4
Total natural gas margins	84.0	75.3	8.7

Total electric and natural gas margins	527.3	485.2	42.1

Other operation and maintenance	213.3	178.1	(35.2)
Depreciation and amortization	111.2	99.2	(12.0)
Property and revenue taxes	23.9	21.6	(2.3)
Operating income	178.9	186.3	(7.4)

Other income, net	23.1	20.9	2.2
Interest expense	44.0	33.2	(10.8)
Income before income taxes	158.0	174.0	(16.0)

Income tax expense	28.6	41.4	12.8
Net income	$129.4	$132.6	$(3.2)

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2023	2022	B (W)
Operation and maintenance not included in line items below	$101.9	$101.7	$(0.2)
Transmission (1)	80.6	66.6	(14.0)
Regulatory amortizations and other pass through expenses (2)	32.0	20.6	(11.4)
Earnings sharing mechanism (3)	(1.2)	(10.8)	(9.6)
Total other operation and maintenance	$213.3	$178.1	$(35.2)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2023 and 2022, $79.0 million and $77.0 million, respectively, of costs were billed to us by transmission providers.

During the six months ended June 30, 2022, we amortized $9.5 million of the regulatory liabilities associated with our transmission escrow to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. This amortization drove the lower transmission expense during the six months ended June 30, 2022.

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

(3)For the six months ended June 30, 2022, this amount represented amortization of a certain portion of our regulatory liability associated with our 2020 earnings sharing mechanism to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase.

06/30/2023 Form 10-Q	33	Wisconsin Public Service Corporation

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2023	2022	B (W)
Customer class
Residential	1,421.2	1,487.3	(66.1)
Small commercial and industrial	1,951.1	1,979.6	(28.5)
Large commercial and industrial	1,900.9	1,976.1	(75.2)
Other	11.2	12.7	(1.5)
Total retail	5,284.4	5,455.7	(171.3)
Wholesale	651.0	803.0	(152.0)
Resale	135.6	181.1	(45.5)
Total sales in MWh	6,071.0	6,439.8	(368.8)

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2023	2022	B (W)
Customer Class
Residential	145.8	172.0	(26.2)
Commercial and industrial	109.7	123.8	(14.1)
Total retail	255.5	295.8	(40.3)
Transportation	251.6	262.4	(10.8)
Total sales in therms	507.1	558.2	(51.1)

	Six Months Ended June 30
	Degree Days
Weather (1)	2023	2022	B (W)
Heating (4,617 Normal)	4,229	4,751	(11.0)%
Cooling (148 Normal)	174	249	(30.1)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Revenues

Electric revenues decreased $5.2 million during the six months ended June 30, 2023, compared with the same period in 2022. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins increased $33.4 million during the six months ended June 30, 2023, compared with the same period in 2022. The significant factors impacting the higher electric utility margins were:

•A $38.5 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023.

•A $12.8 million period-over-period positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers.

06/30/2023 Form 10-Q	34	Wisconsin Public Service Corporation

These increases in margins were partially offset by:

•A $14.3 million decrease in margins related to lower retail sales volumes, driven by the impact of unfavorable weather during the six months ended June 30, 2023, compared with the same period in 2022. As measured by cooling degree days, the six months ended June 30, 2023 were 30.1% cooler than the same period in 2022. As measured by heating degree days, the six months ended June 30, 2023 were 11.0% warmer than the same period in 2022.

•A $4.4 million decrease in other revenues, driven by a FERC order in January 2023 that eliminated reactive power compensation MISO was required to pay to generators, including us.

Natural Gas Revenues

Natural gas revenues decreased $19.7 million during the six months ended June 30, 2023, compared with the same period in 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased 9% during the six months ended June 30, 2023, compared with the same period in 2022. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $8.7 million during the six months ended June 30, 2023, compared with the same period in 2022. The most significant factor impacting the higher natural gas utility margins was a $14.4 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023. This increase in margins was partially offset by a $5.7 million decrease in margins from lower sales volumes, driven by warmer winter weather during the six months ended June 30, 2023, compared with the same period in 2022.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $49.5 million during the six months ended June 30, 2023, compared with the same period in 2022. The significant factors impacting the increase in other operating expenses were:

•A $14.0 million increase in transmission expense as approved in the PSCW's 2023 rate order, effective January 1, 2023. See the notes under the other operation and maintenance table above for more information. This amount is net of a deferral of $3.6 million approved by the PSCW in June 2023, retroactive to December 1, 2022, in response to a FERC order eliminating reactive power compensation, as discussed in electric margins above.

•A $12.0 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•An $11.4 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $9.6 million increase in expense related to our earnings sharing mechanism, as discussed in the notes under the other operation and maintenance table above.

•A $4.3 million increase in other operating and maintenance related to our power plants, driven by increased maintenance, including planned outages at the Weston power plant, and operating costs associated with Whitewater, which was purchased in January 2023.

These increases in other operating expenses were partially offset by a $4.8 million decrease in electric and natural gas distribution expenses, primarily driven by lower costs to maintain the distribution system and for storm restoration during the six months ended June 30, 2023, compared with the same period in 2022.

06/30/2023 Form 10-Q	35	Wisconsin Public Service Corporation

Other Income, Net

Other income, net increased $2.2 million during the six months ended June 30, 2023, compared with the same period in 2022, driven by higher AFUDC–Equity due to continued capital investment.

Interest Expense

Interest expense increased $10.8 million during the six months ended June 30, 2023, compared with the same period in 2022. This increase was primarily due to the impact of a $300 million long-term debt issuance in November 2022 and higher interest rates on short-term debt.

Income Tax Expense

Income tax expense decreased $12.8 million during the six months ended June 30, 2023, compared with the same period in 2022, driven by a $7.6 million increase in PTCs and lower pre-tax income.

Other Segment Contribution to Net Income

	Six Months Ended June 30
(in millions)	2023	2022	B (W)
Net income	$1.0	$0.6	$0.4

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2023	2022	Change in 2023 Over 2022
Cash provided by (used in):
Operating activities	$293.5	$254.3	$39.2
Investing activities	(386.4)	(168.5)	(217.9)
Financing activities	56.7	(87.9)	144.6

Operating Activities

Net cash provided by operating activities increased $39.2 million during the six months ended June 30, 2023, compared with the same period in 2022, driven by:

•A $74.6 million increase in cash from lower payments for fuel and purchased power at our generation plants, as well as lower natural gas costs to our customers during the six months ended June 30, 2023, compared with the same period in 2022, primarily driven by a decrease in the price of natural gas.

•A $70.6 million increase in cash from higher overall collections from customers driven by the impact of our rate order approved by the PSCW, effective January 1, 2023. See Note 23, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on our 2023 rate order.

06/30/2023 Form 10-Q	36	Wisconsin Public Service Corporation

These increases in net cash provided by operating activities were partially offset by:

•A $68.1 million decrease in cash driven by collateral paid to counterparties during the six months ended June 30, 2023, compared with collateral received from counterparties during the same period in 2022, as well as realized losses on derivative instruments recognized during the six months ended June 30, 2023, compared with realized gains recognized during the same period in 2022.

•A $36.3 million decrease in cash related to higher payments for other operation and maintenance expenses, driven by the timing of payments for accounts payable and higher transmission costs.

Investing Activities

Net cash used in investing activities increased $217.9 million during the six months ended June 30, 2023, compared with the same period in 2022, driven by:

•The acquisition of Red Barn in April 2023 for $143.8 million. See Note 2, Acquisitions, for more information.

•The acquisition of Whitewater in January 2023 for $38.0 million. See Note 2, Acquisitions, for more information.

•A $17.7 million increase in cash paid for capital expenditures during the six months ended June 30, 2023, which is discussed in more detail below.

Capital Expenditures

Capital expenditures for the six months ended June 30 were as follows:

(in millions)	2023	2022	Change in 2023 Over 2022
Capital expenditures	$203.1	$185.4	$17.7

The increase in cash paid for capital expenditures during the six months ended June 30, 2023, compared with the same period in 2022, was driven by higher payments related to upgrades to our electric and natural gas distribution systems.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash related to financing activities increased $144.6 million during the six months ended June 30, 2023, compared with the same period in 2022, driven by:

•A $139.5 million increase in cash related to lower net repayments of commercial paper during the six months ended June 30, 2023, compared with the same period in 2022.

•A $40.0 million increase in cash related to higher equity contributions received from our parent during the six months ended June 30, 2023, compared with the same period in 2022, to balance our capital structure.

These increases in cash were partially offset by a $35.0 million decrease in cash due to higher dividends paid to our parent during the six months ended June 30, 2023, compared with the same period in 2022, to balance our capital structure.

Other Significant Financing Activities

For more information on our other significant financing activities, see Note 9, Short-Term Debt and Lines of Credit.

Cash Requirements

We require funds to support and grow our business. Our significant cash requirements primarily consist of capital and investment expenditures, payments to retire and pay interest on long-term debt, the payment of common stock dividends to our parent, and

06/30/2023 Form 10-Q	37	Wisconsin Public Service Corporation

the funding of our ongoing operations. See the discussion below and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Requirements in our 2022 Annual Report on Form 10-K for additional information regarding our significant cash requirements.

Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, supply chain disruptions, inflation, and interest rates. Our estimated capital expenditures and acquisitions for the next three years are reflected below. These amounts include anticipated expenditures for environmental compliance and certain remediation issues. For a discussion of certain environmental matters affecting us, see Note 19, Commitments and Contingencies.

(in millions)
2023	$754.8	(1)
2024	679.9
2025	858.7
Total	$2,293.4

(1)This includes actual capital expenditures incurred through June 30, 2023, as well as estimated capital expenditures for the remainder of the year.

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

WEC Energy Group is committed to investing in solar, wind, battery storage, and clean natural gas-fired generation. Below are examples of projects that are proposed or currently underway:

•We, along with WE and an unaffiliated utility, received PSCW approval to acquire and construct Paris Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once fully constructed, we will own 30 MWs of solar generation and 17 MWs of battery storage of this project. Our share of the cost of this project is estimated to be approximately $90 million, with construction of the solar portion expected to be completed in 2024.

•We, along with WE and an unaffiliated utility, received PSCW approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, we will own 37 MWs of solar generation and 12 MWs of battery storage of this project. Our share of the cost of this project is estimated to be approximately $74 million, with construction of the solar portion expected to be completed in 2024.

•In April 2023, we, along with an unaffiliated utility, completed the acquisition of Red Barn, a commercially operational utility-scale wind-powered electric generating facility. The project is located in Grant County, Wisconsin and we own 82 MWs of this project. Our share of the cost of this project was $143.8 million.

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

•In July 2023, we, along with WE, completed the construction of a natural gas-fired generation facility at our existing Weston power plant site in northern Wisconsin. The new facility consists of seven RICE units. We own 64 MWs of this project. Our construction work in progress balance for the Weston RICE units was $85.4 million as of June 30, 2023.

06/30/2023 Form 10-Q	38	Wisconsin Public Service Corporation

•In January 2023, we, along with WE, completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility in Whitewater, Wisconsin. Our share of the cost of this facility was $38.0 million for 50% of the capacity.

•In June 2023, WE closed on 100 MWs of capacity at West Riverside. West Riverside is a combined cycle natural gas plant completed and operated by an unaffiliated utility in Rock County, Wisconsin. We could exercise and request approval to assign to WE a second option to acquire an additional 100 MWs of capacity. If approved, and we don't assign the option to WE, our share of the cost of this ownership interest is expected to be approximately $100 million, with the transaction expected to close in 2024.

In March 2022, the DOC opened an investigation into whether new tariffs should be imposed on solar panels and cells imported from multiple southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaint and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the potential impacts to our solar projects as a result of the DOC investigation and CBP actions related to solar panels, respectively. The expected in-service dates and costs identified above already reflect some of these impacts.

Long-Term Debt

There were no material changes in our outstanding long-term debt during the six months ended June 30, 2023.

Common Stock Dividends

During the six months ended June 30, 2023, we paid common stock dividends of $95.0 million to the sole holder of our common stock, Integrys.

Other Significant Cash Requirements

See Note 19, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the six months ended June 30, 2023.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 9, Short-Term Debt and Lines of Credit, and Note 15, Guarantees.

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

06/30/2023 Form 10-Q	39	Wisconsin Public Service Corporation

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

Although not the case as of June 30, 2023, our current liabilities sometimes exceed our current assets. If this occurs, we do not expect that it would have any impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity of $216.8 million under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 9, Short-Term Debt and Lines of Credit, for more information about our credit facility and commercial paper.

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

Debt Covenants

Certain of our short-term debt agreements contain financial covenants that we must satisfy, including a debt to capitalization ratio. At June 30, 2023, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, Note 14, Long-Term Debt, and Note 11, Common Equity, in our 2022 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of June 30, 2023. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

06/30/2023 Form 10-Q	40	Wisconsin Public Service Corporation

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

In December 2022, the PSCW granted one petitioner’s request for a declaratory ruling, finding that the owner of the third-party financed DER at issue in the petitioner’s brief is not a public utility under Wisconsin law. The ruling was limited to the specific facts and circumstances of the lease presented in that petition. A petition by the WUA to reopen or rehear the case expired without action by the PSCW. The WUA has filed an appeal which is pending consideration by the circuit court. The second petition is also currently being considered. Although the finding in the first petition was limited to the specific facts and circumstances of the lease presented in that petition, similar findings or a broader policy position could adversely impact our business operations.

Uyghur Forced Labor Prevention Act

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China (Xinjiang), such as polysilicon, included in the manufacturing of solar panels. In June 2022, the WRO was superseded by the implementation of the UFLPA, which was signed into law by President Biden in December 2021. The UFLPA establishes a rebuttable presumption that any imports wholly or partially manufactured in Xinjiang are prohibited from entering the United States. While our suppliers were able to provide the CBP sufficient documentation to meet WRO compliance requirements, and we expect the same will be true for UFLPA purposes, we cannot currently predict what, if any, long-term impact the UFLPA will have on the overall supply of solar panels into the United States and the related long-term impact to timing and cost of our solar projects included in WEC Energy Group's capital plan. However, we are seeing some delays in the release of solar panels by the CBP, which are having an impact on the timing and cost of certain of our solar projects.

United States Department of Commerce Complaints

In February 2022, a California based company filed a petition (Antidumping and Countervailing Duties) with the DOC seeking to impose new tariffs on solar panels and cells imported from multiple countries, including Malaysia, Vietnam, Thailand, and Cambodia. The petitioners claimed that Chinese solar manufacturers are shifting products to these countries to avoid the tariffs required on products imported from China and requested that the DOC conduct a country-wide inquiry into each of the four countries. After investigation, on December 2, 2022, the DOC announced its preliminary determination that certain companies are circumventing anti-dumping and countervailing duty orders on solar cells and modules from China. A final decision is currently expected in the third quarter of 2023. If the DOC determines that such circumvention is occurring it would be able to apply any final tariffs retroactively to November 4, 2021. If imposed, the new tariffs could further disrupt the supply of solar modules to the United States, and could impact the cost and timing of our solar projects.

To address concerns raised about the adverse impact from the ongoing DOC complaint on the U.S. solar industry, in June 2022, the Biden Administration used its executive powers to issue a 24-month tariff moratorium on solar panels manufactured in Cambodia, Malaysia, Thailand, and Vietnam. In May 2023, the Biden Administration vetoed legislation that would have repealed the moratorium. Companies may still be subject to tariffs after the moratorium ends; however, U.S. companies will reportedly be

06/30/2023 Form 10-Q	41	Wisconsin Public Service Corporation

exempt from any retroactive tariffs that previously could have applied. Additionally, the Biden Administration also invoked the Defense Production Act to accelerate the production of solar panels in the U.S. The Biden Administration's actions did not address whether WROs applied to panels under previous complaints would be affected.

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

06/30/2023 Form 10-Q	42	Wisconsin Public Service Corporation

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2022 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 13, Fair Value Measurements, Note 14, Derivative Instruments, and Note 15, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2023 Form 10-Q	43	Wisconsin Public Service Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2022 Annual Report on Form 10-K. See Note 19, Commitments and Contingencies, and Note 21, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed in Note 19, Commitments and Contingencies, and Note 21, Regulatory Environment we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material impact on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2022 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

06/30/2023 Form 10-Q	44	Wisconsin Public Service Corporation

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2023 Form 10-Q	45	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 3, 2023	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2023 Form 10-Q	46	Wisconsin Public Service Corporation