Form 10-Q
period 2023-09-30
WISCONSIN PUBLIC SERVICE CORP
filed 2023-11-02
CIK 107833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
September 30, 2023

All of the common stock of Wisconsin Public Service Corporation is held by Integrys Holding, Inc., a wholly owned subsidiary of WEC Energy Group, Inc.

WISCONSIN PUBLIC SERVICE CORPORATION
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2023

09/30/2023 Form 10-Q	i	Wisconsin Public Service Corporation

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Integrys	Integrys Holding, Inc.
WE	Wisconsin Electric Power Company
WEC Energy Group	WEC Energy Group, Inc.

Federal and State Regulatory Agencies
Army Corps	United States Army Corps of Engineers
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
LDC	Local Distribution Company
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PM	Particulate Matter
WOTUS	Waters of the United States
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

09/30/2023 Form 10-Q	ii	Wisconsin Public Service Corporation

Other Terms and Abbreviations
AMI	Advanced Metering Infrastructure
Darien	Darien Solar Park
DER	Distributed Energy Resource
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2024-2028
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
MISO	Midcontinent Independent System Operator, Inc.
Paris	Paris Solar-Battery Park
PTC	Production Tax Credit
Red Barn	Red Barn Wind Park
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
S&P	Standard & Poor's
SIP	State Implementation Plan
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
UFLPA	Uyghur Forced Labor Prevention Act
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order
WUA	Wisconsin Utilities Association

09/30/2023 Form 10-Q	iii	Wisconsin Public Service Corporation

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

•The impact of federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, electrification initiatives and other efforts to reduce the use of natural gas, and tax laws, including those that affect our ability to use PTCs and ITCs, as well as changes in the interpretation and/or enforcement of any laws or regulations by regulatory agencies;

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

09/30/2023 Form 10-Q	1	Wisconsin Public Service Corporation

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

•Any impacts on the global economy, supply chains and fuel prices, generally, from ongoing global conflicts, including between Russia and Ukraine and related sanctions;

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

09/30/2023 Form 10-Q	2	Wisconsin Public Service Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2023	2022	2023	2022
Operating revenues	$411.6	$435.3	$1,284.1	$1,332.7

Operating expenses
Cost of sales	116.4	198.5	461.6	610.7
Other operation and maintenance	107.2	89.9	320.5	268.0
Depreciation and amortization	57.5	50.1	168.7	149.3
Property and revenue taxes	11.8	10.4	35.7	32.0
Total operating expenses	292.9	348.9	986.5	1,060.0

Operating income	118.7	86.4	297.6	272.7

Other income, net	11.2	11.0	35.6	32.7
Interest expense	22.3	17.3	66.3	50.5
Other expense	(11.1)	(6.3)	(30.7)	(17.8)

Income before income taxes	107.6	80.1	266.9	254.9
Income tax expense	21.4	18.9	50.3	60.5
Net income	$86.2	$61.2	$216.6	$194.4

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2023 Form 10-Q	3	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED BALANCE SHEETS (Unaudited)	September 30,	December 31,
(in millions, except share and per share amounts)	2023	2022
Assets
Current assets
Cash and cash equivalents	$1.5	$0.5
Accounts receivable and unbilled revenues, net of reserves of $9.6 and $11.7, respectively	202.7	267.8
Accounts receivable from related parties	25.6	31.8
Materials, supplies, and inventories	156.3	164.5
Prepaid taxes	35.1	58.4
Other prepayments	3.5	6.0
Collateral on deposit	21.8	26.6
Other	5.4	9.5
Current assets	451.9	565.1

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $1,997.0 and $1,820.6, respectively	5,740.1	5,376.7
Regulatory assets	348.1	365.5
Goodwill	36.4	36.4
Pension and OPEB assets	300.7	282.1
Other	44.1	83.0
Long-term assets	6,469.4	6,143.7
Total assets	$6,921.3	$6,708.8

Liabilities and Equity
Current liabilities
Short-term debt	$131.0	$194.9
Accounts payable	108.3	176.9
Accounts payable to related parties	57.8	49.8
Accrued payroll and benefits	23.6	22.4
Accrued interest	27.3	12.0
Amounts refundable to customers	17.6	9.9
Customer credit balances	22.9	20.1
Other	22.2	33.8
Current liabilities	410.7	519.8

Long-term liabilities
Long-term debt	2,007.8	1,999.9
Deferred income taxes	904.1	860.7
Deferred ITCs	75.2	78.5
Regulatory liabilities	669.9	650.3
Environmental remediation liabilities	78.5	88.6
Other	135.0	127.7
Long-term liabilities	3,870.5	3,805.7

Commitments and contingencies (Note 19)

Common shareholder's equity
Common stock – $4 par value; 32,000,000 shares authorized; 23,896,962 shares issued and outstanding	95.6	95.6
Additional paid in capital	1,782.0	1,616.8
Retained earnings	762.5	670.9
Common shareholder's equity	2,640.1	2,383.3
Total liabilities and equity	$6,921.3	$6,708.8

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2023 Form 10-Q	4	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2023	2022
Operating activities
Net income	$216.6	$194.4
Reconciliation to cash provided by operating activities
Depreciation and amortization	168.7	149.3
Deferred income taxes and ITCs, net	27.4	42.5
Change in –
Accounts receivable and unbilled revenues, net	74.5	3.6
Materials, supplies, and inventories	13.1	(56.0)
Prepaid taxes	23.3	10.0
Collateral on deposit	4.8	(0.2)
Other current assets	5.3	3.1
Accounts payable	(61.9)	28.0
Accrued interest	15.3	10.9
Amounts refundable to customers	7.7	(3.3)
Other current liabilities	(1.9)	(2.9)
Other, net	8.1	(67.7)
Net cash provided by operating activities	501.0	311.7

Investing activities
Capital expenditures	(333.1)	(306.3)
Acquisition of Whitewater	(38.0)	—
Acquisition of Red Barn	(143.8)	—
Reimbursement for ATC's construction costs	—	10.0
Proceeds from cash surrender value of life insurance	—	4.4
Other, net	1.0	2.8
Net cash used in investing activities	(513.9)	(289.1)

Financing activities
Change in short-term debt	(63.9)	(59.6)
Payment of dividends to parent	(125.0)	(90.0)
Equity contribution from parent	165.0	125.0
Other, net	(0.2)	(0.4)
Net cash used in financing activities	(24.1)	(25.0)

Net change in cash, cash equivalents, and restricted cash	(37.0)	(2.4)
Cash, cash equivalents, and restricted cash at beginning of period	38.5	2.4
Cash, cash equivalents, and restricted cash at end of period	$1.5	$—

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2023 Form 10-Q	5	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION

CONDENSED STATEMENTS OF EQUITY (Unaudited)

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2022	$95.6	$1,616.8	$670.9	$2,383.3
Net income	—	—	66.3	66.3
Equity contribution from parent	—	165.0	—	165.0
Payment of dividends to parent	—	—	(65.0)	(65.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at March 31, 2023	$95.6	$1,781.9	$672.2	$2,549.7
Net income	—	—	64.1	64.1
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.1	—	0.1
Balance at June 30, 2023	$95.6	$1,782.0	$706.3	$2,583.9
Net income	—	—	86.2	86.2
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at September 30, 2023	$95.6	$1,782.0	$762.5	$2,640.1

(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity
Balance at December 31, 2021	$95.6	$1,491.5	$555.9	$2,143.0
Net income	—	—	76.6	76.6
Equity contribution from parent	—	125.0	—	125.0
Payment of dividends to parent	—	—	(30.0)	(30.0)
Stock-based compensation and other	—	0.2	—	0.2
Balance at March 31, 2022	$95.6	$1,616.7	$602.5	$2,314.8
Net income	—	—	56.6	56.6
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at June 30, 2022	$95.6	$1,616.7	$629.1	$2,341.4
Net income	—	—	61.2	61.2
Payment of dividends to parent	—	—	(30.0)	(30.0)
Balance at September 30, 2022	$95.6	$1,616.7	$660.3	$2,372.6

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2023 Form 10-Q	6	Wisconsin Public Service Corporation

WISCONSIN PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2023

NOTE 1—GENERAL INFORMATION

Wisconsin Public Service Corporation serves approximately 464,000 electric customers and 342,000 natural gas customers.

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2022. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of expected results for 2023 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITIONS

In accordance with Topic 805: Clarifying the Definition of a Business (ASU 2017-01), transactions are evaluated and are accounted for as acquisitions of assets or businesses, and transaction costs are capitalized in asset acquisitions. It was determined that all of the below acquisitions met the criteria of asset acquisitions.

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

09/30/2023 Form 10-Q	7	Wisconsin Public Service Corporation

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2023	2022	2023	2022
Wisconsin Public Service Corporation
Electric utility	$370.1	$373.0	$1,009.9	$1,016.3
Natural gas utility	40.9	61.7	272.3	312.9
Total revenues from contracts with customers	411.0	434.7	1,282.2	1,329.2
Other operating revenues	0.6	0.6	1.9	3.5
Total operating revenues	$411.6	$435.3	$1,284.1	$1,332.7

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues by customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2023	2022	2023	2022
Residential	$131.1	$122.6	$365.5	$351.0
Small commercial and industrial	130.2	116.8	343.9	318.4
Large commercial and industrial	79.1	87.8	211.9	230.5
Other	2.1	2.2	6.5	6.6
Total retail revenues	342.5	329.4	927.8	906.5
Wholesale	21.2	28.1	63.8	73.6
Resale	4.4	9.1	14.7	21.2
Other utility revenues	2.0	6.4	3.6	15.0
Total electric utility operating revenues	$370.1	$373.0	$1,009.9	$1,016.3

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues by customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2023	2022	2023	2022
Residential	$21.2	$29.6	$167.9	$178.6
Commercial and industrial	10.8	22.6	95.6	116.4
Total retail revenues	32.0	52.2	263.5	295.0
Transportation	4.4	3.9	16.2	14.6
Other utility revenues (1)	4.5	5.6	(7.4)	3.3
Total natural gas utility operating revenues	$40.9	$61.7	$272.3	$312.9

(1)Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were anticipated in rates.

09/30/2023 Form 10-Q	8	Wisconsin Public Service Corporation

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2023	2022	2023	2022
Late payment charges	$0.8	$0.8	$3.1	$3.0
Alternative revenues (1)	(0.3)	(0.3)	(1.5)	0.2
Other	0.1	0.1	0.3	0.3
Total other operating revenues	$0.6	$0.6	$1.9	$3.5

(1)Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to wholesale customers subject to true-ups, as discussed in Note 1(d), Operating Revenues, in our 2022 Annual Report on Form 10-K.

NOTE 4—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at September 30, 2023 and December 31, 2022.

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	September 30, 2023	December 31, 2022
Accounts receivable and unbilled revenues	$212.3	$279.5
Allowance for credit losses	9.6	11.7
Accounts receivable and unbilled revenues, net (1)	$202.7	$267.8

Total accounts receivable, net – past due greater than 90 days (1)	$7.5	$8.4
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	93.7%	95.5%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at September 30, 2023, $79.1 million, or 39.0%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

09/30/2023 Form 10-Q	9	Wisconsin Public Service Corporation

A rollforward of the allowance for credit losses is included below:

	Three Months Ended September 30
(in millions)	2023	2022
Balance at July 1	$10.6	$10.8
Provision for credit losses	1.9	1.6
Provision for credit losses deferred for future recovery or refund	(0.3)	(1.2)
Write-offs charged against the allowance	(3.3)	(3.0)
Recoveries of amounts previously written off	0.7	1.4
Balance at September 30	$9.6	$9.6

	Nine Months Ended September 30
(in millions)	2023	2022
Balance at January 1	$11.7	$11.1
Provision for credit losses	3.4	5.6
Provision for credit losses deferred for future recovery or refund	0.2	(1.8)
Write-offs charged against the allowance	(9.7)	(9.3)
Recoveries of amounts previously written off	4.0	4.0
Balance at September 30	$9.6	$9.6

There was a $2.1 million decrease in the allowance for credit losses at September 30, 2023, compared to January 1, 2023. The decrease was driven by customer write-offs related to the end of the winter moratorium. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance. In addition, lower energy costs driven by lower natural gas prices contributed to a reduction in past due accounts receivable balances and a related decrease in the allowance for credit losses.

There was a $1.5 million decrease in the allowance for credit losses at September 30, 2022, compared to January 1, 2022. The decrease was driven by customer write-offs related to collection practices returning to pre-pandemic levels in 2021, including the restoration of our ability to disconnect customers. Partially offsetting the decrease in the allowance for credit losses, we believe that the high energy costs that customers experienced during this time, which were driven by high natural gas prices, contributed to higher past due accounts receivable balances and a related increase in the allowance for credit losses.

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2023 and December 31, 2022. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2022 Annual Report on Form 10-K.

(in millions)	September 30, 2023	December 31, 2022
Regulatory assets
Environmental remediation costs	$114.9	$118.5
Income tax related items	58.0	61.5
Pension and OPEB costs	47.9	48.6
Plant retirement related items	39.7	43.1
Asset retirement obligations	18.3	15.6
Derivatives	14.2	22.5
Bluewater (1)	11.1	6.8
ReACT™	11.0	13.0
Energy efficiency programs	7.1	13.4
Uncollectible expense	6.6	5.6
Other, net	19.3	16.9
Total regulatory assets	$348.1	$365.5

(1)    Primarily related to costs associated with our long-term service agreement with Bluewater for natural gas storage services. The PSCW has approved escrow accounting for these costs. As a result, we defer as a regulatory asset or liability the difference between actual storage costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

09/30/2023 Form 10-Q	10	Wisconsin Public Service Corporation

(in millions)	September 30, 2023	December 31, 2022
Regulatory liabilities
Income tax related items	$334.4	$343.7
Removal costs	189.2	186.5
Pension and OPEB benefits	92.5	90.1
Energy costs refundable through rate adjustments	37.0	9.9
Derivatives	5.2	7.9
Other, net	29.2	22.1
Total regulatory liabilities	$687.5	$660.2

Balance sheet presentation
Amounts refundable to customers	$17.6	$9.9
Regulatory liabilities	669.9	650.3
Total regulatory liabilities	$687.5	$660.2

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Plant to be Retired

Columbia Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia Units 1 and 2 became probable. Columbia Units 1 and 2 are expected to be retired by June 2026. The total net book value of our ownership share of Columbia Units 1 and 2 was $261.8 million at September 30, 2023, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

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

In January 2023, we, along with WE, completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electric generation facility. We own 50% of this facility. See Note 2, Acquisitions, for more information.

In April 2023, we, along with an unaffiliated utility, completed the acquisition of Red Barn, a commercially operational utility-scale wind-powered electric generating facility. We own 90%, or 82 MWs, of Red Barn. See Note 2, Acquisitions, for more information.

In July 2023, we, along with WE, completed the construction of a natural gas-fired generation facility at our existing Weston power plant site. The new facility consists of seven RICE units. We own 50%, or 64 MWs, of the Weston RICE units. As of September 30, 2023, our net property, plant, and equipment balance for the Weston RICE units was $88.3 million.

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

09/30/2023 Form 10-Q	11	Wisconsin Public Service Corporation

NOTE 9—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2023	December 31, 2022
Commercial paper
Amount outstanding	$131.0	$194.9
Weighted-average interest rate on amounts outstanding	5.38%	4.60%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2023 was $146.7 million with a weighted-average interest rate during the period of 5.09%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	September 30, 2023
Revolving credit facility	September 2026	$400.0

Less:
Letters of credit issued inside credit facility		$1.3
Commercial paper outstanding		131.0
Available capacity under existing credit facility		$267.7

NOTE 10—LEASES

Obligations Under Finance Leases

Land Leases – Utility Solar Generation

We, along with WE and an unaffiliated utility, partnered to acquire and construct Darien, a utility-scale solar-powered electric generating facility in Rock and Walworth counties, Wisconsin. We own 15% of Darien. Commercial operation of the project is targeted in 2024. Related to our investment in Darien, we, along with WE and an unaffiliated utility, entered into several land leases that commenced in the second quarter of 2023. Each lease has an initial construction term that ends upon achieving commercial operation, then automatically extends for 25 years with an option for an additional 25-year extension. We expect the optional extension to be exercised, and, as a result, the land leases are being amortized over the extended term of the leases. Once Darien achieves commercial operation, the lease liability will be remeasured to reflect the final total acres being leased. The lease payments will be recovered through rates.

Our total obligation under the land-related finance leases for Darien was $6.7 million at September 30, 2023, and was included in long-term debt on the balance sheet. Our finance lease right of use asset related to Darien was $6.5 million as of September 30, 2023, and was included in property, plant, and equipment on our balance sheet.

In accordance with ASC Subtopic 980-842, Regulated Operations – Leases (Subtopic 980-842), the expense recognition pattern associated with the Darien leases resembles that of an operating lease. The difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under Topic 842 is deferred as a regulatory asset on our balance sheet in accordance with Subtopic 980-842.

At September 30, 2023, our weighted-average discount rate for the Darien finance leases was 5.96%. We used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

09/30/2023 Form 10-Q	12	Wisconsin Public Service Corporation

Future minimum lease payments and the corresponding present value of our net minimum lease payments under the finance leases for Darien as of September 30, 2023, were as follows:

(in millions)
Three months ended December 31, 2023	$—
2024	0.1
2025	0.3
2026	0.3
2027	0.3
2028	0.4
Thereafter	26.3
Total minimum lease payments	27.7
Less: Interest	(21.0)
Present value of minimum lease payments	6.7
Less: Short-term lease liabilities	—
Long-term lease liabilities	$6.7

NOTE 11—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	September 30, 2023	December 31, 2022
Materials and supplies	$75.4	$59.3
Natural gas in storage	41.1	65.0
Fossil fuel	39.8	40.2
Total	$156.3	$164.5

Substantially all materials and supplies, natural gas in storage, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

09/30/2023 Form 10-Q	13	Wisconsin Public Service Corporation

NOTE 12—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$22.6	21.0%	$16.8	21.0%
State income taxes net of federal tax benefit	6.8	6.3%	5.1	6.3%
PTCs, net	(3.4)	(3.2)%	—	—%
Federal excess deferred tax amortization	(1.9)	(1.8)%	(1.3)	(1.6)%
Federal excess deferred tax amortization – Wisconsin unprotected	(1.3)	(1.2)%	(0.9)	(1.1)%
ITCs	(1.3)	(1.2)%	(0.7)	(0.9)%
Other, net	(0.1)	—%	(0.1)	(0.1)%
Total income tax expense	$21.4	19.9%	$18.9	23.6%

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$56.1	21.0%	$53.5	21.0%
State income taxes net of federal tax benefit	16.8	6.3%	16.1	6.3%
PTCs, net	(11.0)	(4.1)%	—	—%
Federal excess deferred tax amortization	(4.8)	(1.8)%	(4.2)	(1.7)%
Federal excess deferred tax amortization – Wisconsin unprotected	(3.2)	(1.2)%	(3.1)	(1.2)%
ITCs	(3.2)	(1.2)%	(2.2)	(0.9)%
Other, net	(0.4)	(0.2)%	0.4	0.2%
Total income tax expense	$50.3	18.8%	$60.5	23.7%

The effective tax rates for the three and nine months ended September 30, 2023, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs and the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below. These items were partially offset by state income taxes.

The effective tax rates for the three and nine months ended September 30, 2022, differ from the United States statutory federal income tax rate of 21%, primarily due to state income taxes. This item was partially offset by the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below.

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

The IRA contains a tax credit transferability provision that allows us to sell PTCs produced after December 31, 2022, to third parties. In September 2023, under this transferability provision, WEC Energy Group entered into an agreement to sell substantially all of our 2023 PTCs to a third party. We elect to account for net proceeds received from the sale of PTCs as a reduction to income taxes payable under the scope of ASC 740. We include the discount from the sale of tax credits as a component of income tax expense. We will also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs. The sale of tax credits will be presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

NOTE 13—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

09/30/2023 Form 10-Q	14	Wisconsin Public Service Corporation

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.3	$0.6	$—	$0.9
FTRs	—	—	3.9	3.9
Coal contracts	—	0.7	—	0.7
Total derivative assets	$0.3	$1.3	$3.9	$5.5

Derivative liabilities
Natural gas contracts	$10.1	$0.2	$—	$10.3
Coal contracts	—	0.6	—	0.6
Total derivative liabilities	$10.1	$0.8	$—	$10.9

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.2	$0.5	$—	$1.7
FTRs	—	—	4.1	4.1
Coal contracts	—	1.8	—	1.8
Total derivative assets	$1.2	$2.3	$4.1	$7.6

Derivative liabilities
Natural gas contracts	$14.5	$2.4	$—	$16.9

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

09/30/2023 Form 10-Q	15	Wisconsin Public Service Corporation

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2023	2022	2023	2022
Balance at the beginning of the period	$5.7	$10.3	$4.1	$1.4
Purchases	—	0.1	6.3	11.7
Settlements	(1.8)	(4.0)	(6.5)	(6.7)
Balance at the end of the period	$3.9	$6.4	$3.9	$6.4

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (1)	$1,958.8	$1,512.6	$1,958.0	$1,607.2

(1)The carrying amount of long-term debt excludes finance lease obligations of $49.0 million and $41.9 million at September 30, 2023 and December 31, 2022, respectively.

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

	September 30, 2023		December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$0.9	$10.2	$1.7	$16.3
FTRs	3.9	—	4.1	—
Coal contracts	0.6	0.4	1.4	—
Total current	5.4	10.6	7.2	16.3

Long-term
Natural gas contracts	—	0.1	—	0.6
Coal contracts	0.1	0.2	0.4	—
Total long-term	0.1	0.3	0.4	0.6
Total	$5.5	$10.9	$7.6	$16.9

09/30/2023 Form 10-Q	16	Wisconsin Public Service Corporation

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains and losses were as follows:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
(in millions)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	7.4 Dth	$(11.4)	5.4 Dth	$16.6
FTRs	2.2 MWh	8.1	2.0 MWh	1.6
Total		$(3.3)		$18.2

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(in millions)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	29.0 Dth	$(40.2)	24.5 Dth	$38.2
FTRs	6.4 MWh	10.8	6.0 MWh	2.3
Total		$(29.4)		$40.5

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2023 and December 31, 2022, we had posted cash collateral of $21.8 million and $26.6 million, respectively. These amounts were recorded on our balance sheets as collateral on deposit.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2023			December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$5.5	$10.9		$7.6	$16.9
Gross amount not offset on the balance sheet	(0.4)	(10.3)	(1)	(1.4)	(14.8)	(2)
Net amount	$5.1	$0.6		$6.2	$2.1

(1)    Includes cash collateral posted of $9.9 million.

(2)    Includes cash collateral posted of $13.4 million.

NOTE 15—GUARANTEES

As of September 30, 2023, we had $20.6 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 16—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans.

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2023	2022	2023	2022
Service cost	$1.2	$2.3	$3.6	$6.8
Interest cost	7.5	5.7	22.6	17.0
Expected return on plan assets	(12.8)	(13.8)	(38.5)	(41.4)
Amortization of net actuarial loss	4.3	4.3	13.0	13.0
Net periodic benefit cost (credit)	$0.2	$(1.5)	$0.7	$(4.6)

09/30/2023 Form 10-Q	17	Wisconsin Public Service Corporation

	OPEB Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2023	2022	2023	2022
Service cost	$0.6	$1.0	$2.0	$3.0
Interest cost	1.5	1.0	4.6	3.2
Expected return on plan assets	(4.0)	(5.2)	(12.2)	(15.7)
Amortization of prior service credit	(2.5)	(2.5)	(7.6)	(7.6)
Amortization of net actuarial (gain) loss	0.3	(0.6)	0.8	(1.9)
Net periodic benefit credit	$(4.1)	$(6.3)	$(12.4)	$(19.0)

During the nine months ended September 30, 2023, we made contributions and payments of $0.5 million related to our pension plans and $0.7 million related to our OPEB plans. We expect to make contributions and payments of $0.1 million related to our pension plans and $0.2 million related to our OPEB plans during the remainder of 2023, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of September 30, 2023, we recorded a $5.1 million regulatory asset for pension costs and a $5.1 million regulatory asset for OPEB costs. The above tables do not reflect any adjustments for the creation of these regulatory assets.

NOTE 17—GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. We had no changes to the carrying amount of goodwill during the nine months ended September 30, 2023. We had no accumulated impairment losses related to our goodwill as of September 30, 2023.

During the third quarter of 2023, we completed our annual impairment test for goodwill we carried as of July 1, 2023. No impairment resulted from this test.

Intangible Assets

At September 30, 2023 and December 31, 2022, we had $5.3 million and $3.8 million, respectively, of indefinite-lived intangible assets, consisting of spectrum frequencies. During the nine months ended September 30, 2023, we purchased additional spectrum frequencies for $1.5 million. The spectrum frequencies enable us to transmit data and voice communications over a wavelength dedicated to us throughout our service territory. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets.

NOTE 18—SEGMENT INFORMATION

We use net income to measure segment profitability and to allocate resources to our businesses. At September 30, 2023, we reported two segments, which are described below.

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

Our other segment primarily consists of equity earnings from our investment in Wisconsin River Power Company.

09/30/2023 Form 10-Q	18	Wisconsin Public Service Corporation

All of our operations and assets are located within the United States. The following tables show summarized financial information for the three and nine months ended September 30, 2023 and 2022, related to our reportable segments:

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three months ended September 30, 2023
Operating revenues	$411.6	$—	$411.6
Other operation and maintenance	107.2	—	107.2
Depreciation and amortization	57.5	—	57.5
Other income, net	10.7	0.5	11.2
Interest expense	22.3	—	22.3
Income tax expense	21.3	0.1	21.4
Net income	85.8	0.4	86.2

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Three months ended September 30, 2022
Operating revenues	$435.3	$—	$435.3
Other operation and maintenance	89.9	—	89.9
Depreciation and amortization	50.1	—	50.1
Other income, net	10.8	0.2	11.0
Interest expense	17.3	—	17.3
Income tax expense	18.8	0.1	18.9
Net income	61.1	0.1	61.2

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Nine months ended September 30, 2023
Operating revenues	$1,284.1	$—	$1,284.1
Other operation and maintenance	320.5	—	320.5
Depreciation and amortization	168.7	—	168.7
Other income, net	33.8	1.8	35.6
Interest expense	66.3	—	66.3
Income tax expense	49.9	0.4	50.3
Net income	215.2	1.4	216.6

(in millions)	Utility	Other	Wisconsin Public Service Corporation
Nine months ended September 30, 2022
Operating revenues	$1,332.7	$—	$1,332.7
Other operation and maintenance	268.0	—	268.0
Depreciation and amortization	149.3	—	149.3
Other income, net	31.7	1.0	32.7
Interest expense	50.5	—	50.5
Income tax expense	60.2	0.3	60.5
Net income	193.7	0.7	194.4

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

09/30/2023 Form 10-Q	19	Wisconsin Public Service Corporation

commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of September 30, 2023, were approximately $1 billion.

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

Air Quality

Cross State Air Pollution Rule – Good Neighbor Plan

In March 2023, the EPA issued its final Good Neighbor Plan, which became effective in August 2023 and requires significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities. After review of the final rule, we believe that we are well positioned to meet the requirements.

Our RICE units in Wisconsin are not currently subject to the final rule as each unit is less than 25 MWs. To the extent we use RICE engines for natural gas distribution operations, those engines not part of an LDC are subject to the emission limits and operational requirements of the rule beginning in 2026. The EPA has exempted LDCs from the final rule.

Mercury and Air Toxics Standards

In 2012, the EPA issued the MATS to limit emissions of mercury, acid gases, and other hazardous air pollutants. In April 2023, the EPA issued the pre-publication version of a proposed rule to strengthen and update MATS to reflect recent developments in control technologies and performance of coal and oil-fired units. The EPA proposed three revisions including a proposal to lower the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu. The EPA also sought comments on an even lower limit of 0.006 lb/MMBtu. Adoption of either of these lower limits could have an adverse effect on our operations.

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In November 2022, the EPA's 2022 CASAC Ozone Review Panel issued a draft report supporting the reconsideration of the 2015 standard. The EPA staff issued a draft Policy Assessment in March 2023 that also supported the reconsideration. Although initially targeting the end of 2023 for completing its reconsideration, the EPA announced in August 2023 that it is instead restarting its ozone standard evaluation. The EPA has indicated it plans to release its Integrated Review Plan in fall 2024. This new review is anticipated to take 3 to 5 years to complete.

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

09/30/2023 Form 10-Q	20	Wisconsin Public Service Corporation

retaining the 24-hour standard. In January 2023, the EPA announced its proposed decision to revise the primary (health-based) annual PM2.5 standard from its current level of 12 µg/m3 to within the range of 9 to 10 µg/m3. The EPA also proposed not to change the current secondary (welfare-based) annual PM2.5 standard, primary and secondary 24-hour PM2.5 standards, and primary and secondary PM10 standards. The EPA did, however, take comments on the full range (between 8 and 11 µg/m3) included in the CASAC's latest report. All counties within our service territory are in attainment with the current 2012 standards. If the EPA lowers the annual standard to 10 or 11 µg/m3, our generating facilities within our service territory should remain in attainment. If the EPA lowers it to below 10 µg/m3, there could be some nonattainment areas that may affect permitting of some smaller ancillary equipment located at our facilities. After finalization of the rule, the WDNR will need to draft and submit a SIP for the EPA's approval. A final rule is anticipated in late 2023 or early 2024.

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

In May 2023, the EPA proposed to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The EPA is proposing two distinct 111(b) rules – one for natural gas-fired stationary combustion turbines and the other for coal-fired units. New stationary combustion turbine units would be divided into three subcategories based on their annual capacity factor – low load, intermediate load, and base load. Our RICE units are not affected by this rule since each unit is below 25 MWs. WEC Energy Group's ESG Progress Plan is heavily focused on reducing GHG emissions. The EPA has indicated that it anticipates a final rule in the second quarter of 2024.

The EPA released proposed regulations for the Mandatory Greenhouse Gas Reporting Rule, 40 Code of Federal Regulations Part 98, in June 2022. In May 2023, the EPA released a supplementary proposal, which includes updates of the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. The proposed revisions could impact the reporting required for our electric generation facilities and local natural gas distribution company. In August 2023, the EPA also issued its proposed updates to amend reporting requirements for petroleum and natural gas systems, with an anticipated final rule to be issued in early 2024. We are currently evaluating the potential impact of the proposed rule, if any, on our operations.

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired approximately 400 MWs of fossil-fueled generation since the beginning of 2018. Through its ESG Progress Plan, WEC Energy Group expects to retire approximately 1,500 MWs of additional fossil-fueled generation by the end of 2026, which includes the planned retirement by June 2026 of jointly-owned Columbia Units 1 and 2. See Note 6, Property, Plant, and Equipment, for more information on the timing of the retirement. In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by making operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is net-zero CO2 emissions by 2050.

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

09/30/2023 Form 10-Q	21	Wisconsin Public Service Corporation

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

We have received interim BTA determinations for Weston Units 3 and 4. We believe that existing technology installed at the Weston facility will result in a final BTA determination during the WPDES permit reissuance expected in January 2024.

Steam Electric Effluent Limitation Guidelines

The EPA's ELG rule, effective January 2016 and modified in 2020, revised the treatment technology requirements related to BATW at existing coal-fueled facilities and created new requirements for several types of power plant wastewaters. The new requirement that affects our facilities relates to discharge limits for BATW. Although our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule, certain facility modifications are necessary to meet the ELG rule requirements. We completed $8 million of BATW modifications at Weston Unit 3 in June 2023, which are now in service and did not require PSCW approval prior to construction.

In March 2023, the EPA issued the proposed "supplemental ELG rule." The rule would replace the existing 2020 ELG rule and, as proposed, would establish stricter limitations on: 1) BATW; 2) flue gas desulfurization wastewater; 3) CCR leachate; and 4) legacy wastewaters. If the supplemental ELG rule is finalized as proposed, we anticipate that our coal-fueled facilities, including Weston Unit 3, will meet the BATW rule provisions.

The EPA also proposed requirements for legacy wastewaters and landfill leachate. We are reviewing those proposed requirements to determine potential costs and actions required for our facilities.

Waters of the United States

In January 2023, the EPA and the Army Corps (the agencies) together released a final rule effective in March 2023, that based the definition of WOTUS on its pre-2015 definition. The pre-2015 approach involved applying factors established through case law and agency precedents to determine whether a wetland or surface drainage feature is subject to federal jurisdiction.

In May 2023, in Sackett v. EPA, the Supreme Court issued a decision significantly narrowing federal jurisdiction over wetlands to "traditional navigable waters" and wetlands or other waters that have a "continuous surface connection" with a traditional navigable water.

In August 2023, the agencies revised the final rule to conform the definition of WOTUS to the Supreme Court's May 2023 Sackett decision. The conforming rule became effective upon publication in the Federal Register on September 8, 2023.

We anticipate this final rule revision caused by the Sackett decision will cause a decrease in the number of projects that require Army Corps federal wetland permits. This decision also may affect the administration of some state programs. At this point, our projects requiring federal permits are moving ahead, but we are monitoring these recent developments to better understand potential future impacts.

Land Quality

Manufactured Gas Plant Remediation

We have identified sites at which we or a predecessor company owned or operated a manufactured gas plant or stored manufactured gas. We have also identified other sites that may have been impacted by historical manufactured gas plant activities.

09/30/2023 Form 10-Q	22	Wisconsin Public Service Corporation

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2023	December 31, 2022
Regulatory assets	$114.9	$118.5
Reserves for future environmental remediation	78.5	88.6

Coal Combustion Residuals Rule

The EPA issued a pre-publication proposed rule for CCR in May 2023, that would apply to all landfills, historic fill sites, and projects where CCR was placed. As proposed, the rule would regulate previously exempt closed landfills and would include sites we own as well as several third party owned properties.

We are actively engaged with the Utility Solid Waste Activities Group and the Edison Electric Institute and provided them information to include in their comments to the EPA. The EPA has indicated that it is anticipating the rule to be final in the second quarter of 2024. The proposed rule could have a material adverse impact on our coal ash landfills and require additional remediation that has not been required under the current state programs.

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

09/30/2023 Form 10-Q	23	Wisconsin Public Service Corporation

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

NOTE 20—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Nine Months Ended September 30
(in millions)	2023	2022
Cash paid for interest, net of amount capitalized	$49.8	$39.1
Cash paid for income taxes, net	8.3	20.7
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	28.4	33.1
Payable for the transfer of assets from WE	2.4	—
Liabilities accrued for software licensing agreement	—	1.5

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$1.5	$0.5
Restricted cash included in other long-term assets	—	38.0
Cash, cash equivalents, and restricted cash	$1.5	$38.5

At December 31, 2022, our restricted cash consisted of cash used during January 2023 to purchase a 50% interest in a natural gas-fired cogeneration facility located in Whitewater, Wisconsin. This cash was included in other long-term assets. See Note 2, Acquisitions, for more information.

NOTE 21—REGULATORY ENVIRONMENT

2024 Limited Rate Case Re-Opener

In accordance with our rate order approved by the PSCW in December 2022, we filed a request with the PSCW in May 2023 for a limited electric rate case re-opener. The request includes an $8.6 million (0.5%) increase in 2024 base rates to reflect updated revenue requirements for the generation projects that were previously approved by the PSCW and are expected to be placed into service in 2023 and 2024.

Our ROE and common equity component average will not be addressed in the limited rate case re-opener. A PSCW decision is expected in the fourth quarter of 2023, with new rates expected to be effective January 1, 2024.

09/30/2023 Form 10-Q	24	Wisconsin Public Service Corporation

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

09/30/2023 Form 10-Q	25	Wisconsin Public Service Corporation

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

As part of the path toward these goals, by the end of 2030, WEC Energy Group expects to use coal as a backup fuel only, and believes it will be in a position to eliminate coal as an energy source by the end of 2032.

WEC Energy Group already has retired more than 1,900 MWs of fossil-fueled generation since the beginning of 2018, which included the 2018 retirement of the Pulliam power plant as well as the jointly-owned Edgewater Unit 4 generating units. Through the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,500 MWs of additional fossil-fueled generation by the end of 2026, which includes the planned retirement by June 2026 of the jointly-owned Columbia Units 1 and 2.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $6.8 billion from 2024-2028 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WE based on specific customer needs:

•2,700 MWs of utility-scale solar;
•880 MWs of wind; and
•250 MWs of battery storage.

09/30/2023 Form 10-Q	26	Wisconsin Public Service Corporation

WEC Energy Group also plans on investing in a combination of clean, natural gas-fired generation, made by either us or WE based on specific customer needs, including:

•1,125 MWs of combustion turbines;
•132 MW of RICE natural gas-fueled generation; and
•the purchase of 100 MWs of additional capacity in West Riverside.

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

09/30/2023 Form 10-Q	27	Wisconsin Public Service Corporation

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2023

Earnings

Our earnings for the third quarter of 2023 were $86.2 million, compared with $61.2 million for the same quarter in 2022. See below for information on the $25.0 million increase in earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the three months ended September 30, 2023 and 2022 was $118.7 million and $86.4 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

09/30/2023 Form 10-Q	28	Wisconsin Public Service Corporation

Utility Segment Contribution to Net Income

The following table compares our utility segment's contribution to net income for the third quarter of 2023, with the same quarter in 2022, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended September 30
(in millions)	2023	2022	B (W)
Electric revenues	$370.5	$373.4	$(2.9)
Fuel and purchased power	99.9	159.8	59.9
Total electric margins	270.6	213.6	57.0

Natural gas revenues	41.1	61.9	(20.8)
Cost of natural gas sold	16.5	38.7	22.2
Total natural gas margins	24.6	23.2	1.4

Total electric and natural gas margins	295.2	236.8	58.4

Other operation and maintenance	107.2	89.9	(17.3)
Depreciation and amortization	57.5	50.1	(7.4)
Property and revenue taxes	11.8	10.4	(1.4)
Operating income	118.7	86.4	32.3

Other income, net	10.7	10.8	(0.1)
Interest expense	22.3	17.3	(5.0)
Income before income taxes	107.1	79.9	27.2

Income tax expense	21.3	18.8	(2.5)
Net income	$85.8	$61.1	$24.7

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2023	2022	B (W)
Operation and maintenance not included in line items below	$50.4	$51.6	$1.2
Transmission (1)	40.6	33.5	(7.1)
Regulatory amortizations and other pass through expenses (2)	16.9	10.2	(6.7)
Earnings sharing mechanism (3)	(0.7)	(5.4)	(4.7)
Total other operation and maintenance	$107.2	$89.9	$(17.3)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the third quarter of 2023 and 2022, $41.0 million and $40.2 million, respectively, of costs were billed to us by transmission providers.

During the third quarter of 2022, we amortized $4.8 million of the regulatory liabilities associated with our transmission escrow to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. This amortization drove the lower transmission expense during the third quarter of 2022.

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

(3)For the third quarter of 2022, this amount represented amortization of a certain portion of our regulatory liability associated with our 2020 earnings sharing mechanism to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. See Note 23, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information.

09/30/2023 Form 10-Q	29	Wisconsin Public Service Corporation

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2023	2022	B (W)
Customer class
Residential	826.7	820.7	6.0
Small commercial and industrial	1,110.0	1,098.3	11.7
Large commercial and industrial	1,001.5	1,026.8	(25.3)
Other	4.9	5.7	(0.8)
Total retail	2,943.1	2,951.5	(8.4)
Wholesale	350.3	438.4	(88.1)
Resale	183.4	98.8	84.6
Total sales in MWh	3,476.8	3,488.7	(11.9)

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2023	2022	B (W)
Customer class
Residential	13.3	14.3	(1.0)
Commercial and industrial	17.9	21.1	(3.2)
Total retail	31.2	35.4	(4.2)
Transportation	94.7	97.6	(2.9)
Total sales in therms	125.9	133.0	(7.1)

	Three Months Ended September 30
	Degree Days
Weather (1)	2023	2022	B (W)
Heating (177 Normal)	108	129	(16.3)%
Cooling (390 Normal)	391	468	(16.5)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Revenues

Electric revenues decreased $2.9 million during the third quarter of 2023, compared with the same quarter in 2022. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins increased $57.0 million during the third quarter of 2023, compared with the same quarter in 2022. The significant factors impacting the higher electric utility margins were:

•A $34.1 million quarter-over-quarter positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers. In 2022, we were unable to defer a portion of our under-collected fuel and purchased power costs due to earning an ROE in excess of the PSCW authorized amount.

•A $27.6 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023. See Note 23, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on the 2023 rate order.

09/30/2023 Form 10-Q	30	Wisconsin Public Service Corporation

These increases in margins were partially offset by a $4.4 million decrease in other revenues, primarily related to a FERC order in January 2023 that eliminated reactive power compensation MISO was required to pay to generators, including us.

Natural Gas Revenues

Natural gas revenues decreased $20.8 million during the third quarter of 2023, compared with the same quarter in 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased approximately 49% during the third quarter of 2023, compared with the same quarter in 2022. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $1.4 million during the third quarter of 2023, compared with the same quarter in 2022. The most significant factor impacting the higher natural gas utility margins was a $1.6 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023. See Note 23, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on the 2023 rate order.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $26.1 million during the third quarter of 2023, compared with the same quarter in 2022. The significant factors impacting the increase in other operating expenses were:

•A $7.4 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $7.1 million increase in transmission expense as approved in the PSCW's 2023 rate order, effective January 1, 2023. See the notes under the other operation and maintenance table above for more information. This amount is net of a deferral of $1.5 million approved by the PSCW in June 2023, retroactive to December 1, 2022, in response to a FERC order eliminating reactive power compensation to our utilities, as discussed in electric margins above.

•A $6.7 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $4.7 million increase in expense related to our earnings sharing mechanism, as discussed in the notes under the other operation and maintenance table above.

Interest Expense

Interest expense increased $5.0 million during the third quarter of 2023, compared with the same quarter in 2022, driven primarily by the impact of a $300.0 million long-term debt issuance in November 2022 and higher short-term debt interest rates.

Income Tax Expense

Income tax expense increased $2.5 million during the third quarter of 2023, compared with the same quarter in 2022, driven by higher pre-tax income, partially offset by a $3.4 million increase in PTCs.

Other Segment Contribution to Net Income

	Three Months Ended September 30
(in millions)	2023	2022	B (W)
Net income	$0.4	$0.1	$0.3

09/30/2023 Form 10-Q	31	Wisconsin Public Service Corporation

NINE MONTHS ENDED SEPTEMBER 30, 2023

Earnings

Our earnings for the nine months ended September 30, 2023 were $216.6 million, compared to $194.4 million for the same period in 2022. See below for information on the $22.2 million increase in earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the nine months ended September 30, 2023 and 2022 was $297.6 million and $272.7 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

09/30/2023 Form 10-Q	32	Wisconsin Public Service Corporation

Utility Segment Contribution to Net Income

	Nine Months Ended September 30
(in millions)	2023	2022	B (W)
Electric revenues	$1,010.7	$1,018.8	$(8.1)
Fuel and purchased power	296.8	395.3	98.5
Total electric margins	713.9	623.5	90.4

Natural gas revenues	273.4	313.9	(40.5)
Cost of natural gas sold	164.8	215.4	50.6
Total natural gas margins	108.6	98.5	10.1

Total electric and natural gas margins	822.5	722.0	100.5

Other operation and maintenance	320.5	268.0	(52.5)
Depreciation and amortization	168.7	149.3	(19.4)
Property and revenue taxes	35.7	32.0	(3.7)
Operating income	297.6	272.7	24.9

Other income, net	33.8	31.7	2.1
Interest expense	66.3	50.5	(15.8)
Income before income taxes	265.1	253.9	11.2

Income tax expense	49.9	60.2	10.3
Net income	$215.2	$193.7	$21.5

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2023	2022	B (W)
Operation and maintenance not included in line items below	$152.3	$153.3	$1.0
Transmission (1)	121.2	100.1	(21.1)
Regulatory amortizations and other pass through expenses (2)	48.9	30.8	(18.1)
Earnings sharing mechanism (3)	(1.9)	(16.2)	(14.3)
Total other operation and maintenance	$320.5	$268.0	$(52.5)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2023 and 2022, $120.0 million and $117.2 million, respectively, of costs were billed to us by transmission providers.

During the nine months ended September 30, 2022, we amortized $14.3 million of the regulatory liabilities associated with our transmission escrow to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. This amortization drove the lower transmission expense during the nine months ended September 30, 2022.

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

(3)For the nine months ended September 30, 2022, this amount represented amortization of a certain portion of our regulatory liability associated with our 2020 earnings sharing mechanism to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase.

09/30/2023 Form 10-Q	33	Wisconsin Public Service Corporation

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2023	2022	B (W)
Customer class
Residential	2,247.9	2,308.0	(60.1)
Small commercial and industrial	3,061.1	3,077.9	(16.8)
Large commercial and industrial	2,902.4	3,002.9	(100.5)
Other	16.1	18.4	(2.3)
Total retail	8,227.5	8,407.2	(179.7)
Wholesale	1,001.3	1,241.4	(240.1)
Resale	319.0	279.9	39.1
Total sales in MWh	9,547.8	9,928.5	(380.7)

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2023	2022	B (W)
Customer Class
Residential	159.1	186.3	(27.2)
Commercial and industrial	127.6	144.9	(17.3)
Total retail	286.7	331.2	(44.5)
Transportation	346.3	360.0	(13.7)
Total sales in therms	633.0	691.2	(58.2)

	Nine Months Ended September 30
	Degree Days
Weather (1)	2023	2022	B (W)
Heating (4,794 Normal)	4,337	4,880	(11.1)%
Cooling (538 Normal)	565	717	(21.2)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

Electric Revenues

Electric revenues decreased $8.1 million during the nine months ended September 30, 2023, compared with the same period in 2022. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins increased $90.4 million during the nine months ended September 30, 2023, compared with the same period in 2022. The significant factors impacting the higher electric utility margins were:

•A $66.1 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023.

•A $46.9 million period-over-period positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers. In 2022, we were unable to defer a portion of our under-collected fuel and purchased power costs due to earning an ROE in excess of the PSCW authorized amount.

09/30/2023 Form 10-Q	34	Wisconsin Public Service Corporation

These increases in margins were partially offset by:

•A $15.1 million decrease in margins related to lower sales volumes, driven by the impact of unfavorable weather during the nine months ended September 30, 2023, compared with the same period in 2022. As measured by cooling degree days, the nine months ended September 30, 2023 were 21.2% cooler than the same period in 2022. As measured by heating degree days, the nine months ended September 30, 2023 were 11.1% warmer than the same period in 2022.

•An $8.7 million decrease in other revenues, primarily related to a FERC order in January 2023 that eliminated reactive power compensation MISO was required to pay to generators, including us.

Natural Gas Revenues

Natural gas revenues decreased $40.5 million during the nine months ended September 30, 2023, compared with the same period in 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased approximately 18% during the nine months ended September 30, 2023, compared with the same period in 2022. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $10.1 million during the nine months ended September 30, 2023, compared with the same period in 2022. The most significant factor impacting the higher natural gas utility margins was a $16.0 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023. This increase in margins was partially offset by a $5.8 million decrease in margins from lower sales volumes, driven by the impact of unfavorable weather during the nine months ended September 30, 2023, compared with the same period in 2022.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $75.6 million during the nine months ended September 30, 2023, compared with the same period in 2022. The significant factors impacting the increase in other operating expenses were:

•A $21.1 million increase in transmission expense as approved in the PSCW's 2023 rate order, effective January 1, 2023. See the notes under the other operation and maintenance table above for more information. This amount is net of a deferral of $5.1 million approved by the PSCW in June 2023, retroactive to December 1, 2022, in response to a FERC order eliminating reactive power compensation, as discussed in electric margins above.

•A $19.4 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•An $18.1 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $14.3 million increase in expense related to our earnings sharing mechanism, as discussed in the notes under the other operation and maintenance table above.

Other Income, Net

Other income, net increased $2.1 million during the nine months ended September 30, 2023, compared with the same period in 2022, driven by higher AFUDC–Equity due to continued capital investment.

Interest Expense

Interest expense increased $15.8 million during the nine months ended September 30, 2023, compared with the same period in 2022. This increase was primarily due to the impact of a $300 million long-term debt issuance in November 2022 and higher interest rates on short-term debt.

09/30/2023 Form 10-Q	35	Wisconsin Public Service Corporation

Income Tax Expense

Income tax expense decreased $10.3 million during the nine months ended September 30, 2023, compared with the same period in 2022, driven by an $11.0 million increase in PTCs, partially offset by higher pre-tax income.

Other Segment Contribution to Net Income

	Nine Months Ended September 30
(in millions)	2023	2022	B (W)
Net income	$1.4	$0.7	$0.7

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2023	2022	Change in 2023 Over 2022
Cash provided by (used in):
Operating activities	$501.0	$311.7	$189.3
Investing activities	(513.9)	(289.1)	(224.8)
Financing activities	(24.1)	(25.0)	0.9

Operating Activities

Net cash provided by operating activities increased $189.3 million during the nine months ended September 30, 2023, compared with the same period in 2022, driven by:

•A $234.1 million increase in cash from lower payments for fuel and purchased power at our generation plants, as well as lower natural gas costs related to the natural gas sold to our customers during the nine months ended September 30, 2023, compared with the same period in 2022, primarily driven by a decrease in the price of natural gas.

•A $91.0 million increase in cash from higher overall collections from customers during the nine months ended September 30, 2023, compared with the same period in 2022. This increase was driven by the impact of our rate order approved by the PSCW, effective January 1, 2023. See Note 23, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on our 2023 rate order.

These increases in net cash provided by operating activities were partially offset by:

•A $73.5 million decrease in cash driven by collateral paid to counterparties during the nine months ended September 30, 2023, compared with collateral received from counterparties during the same period in 2022, as well as realized losses on derivative instruments recognized during the nine months ended September 30, 2023, compared with realized gains recognized during the same period in 2022.

•A $61.5 million decrease in cash related to higher payments for other operation and maintenance expenses, driven by the timing of payments for accounts payable and higher transmission costs.

09/30/2023 Form 10-Q	36	Wisconsin Public Service Corporation

Investing Activities

Net cash used in investing activities increased $224.8 million during the nine months ended September 30, 2023, compared with the same period in 2022, driven by:

•The acquisition of a 90% interest in Red Barn in April 2023 for $143.8 million. See Note 2, Acquisitions, for more information.

•The acquisition of a 50% interest in Whitewater in January 2023 for $38.0 million. See Note 2, Acquisitions, for more information.

•A $26.8 million increase in cash paid for capital expenditures during the nine months ended September 30, 2023, which is discussed in more detail below.

Capital Expenditures

Capital expenditures for the nine months ended September 30 were as follows:

(in millions)	2023	2022	Change in 2023 Over 2022
Capital expenditures	$333.1	$306.3	$26.8

The increase in cash paid for capital expenditures during the nine months ended September 30, 2023, compared with the same period in 2022, was driven by higher payments related to upgrades to our electric and natural gas distribution systems, partially offset by decreased capital expenditures for renewable energy projects.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities decreased $0.9 million during the nine months ended September 30, 2023, compared with the same period in 2022, driven by a $40.0 million increase in cash related to higher equity contributions received from our parent during the nine months ended September 30, 2023, compared with the same period in 2022, to balance our capital structure.

This decrease in net cash used in financing activities was partially offset by:

•A $35.0 million decrease in cash due to higher dividends paid to our parent during the nine months ended September 30, 2023, compared with the same period in 2022, to balance our capital structure.

•A $4.3 million decrease in cash related to higher net repayments of commercial paper during the nine months ended September 30, 2023, compared with the same period in 2022.

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

09/30/2023 Form 10-Q	37	Wisconsin Public Service Corporation

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

(in millions)
2023	$652.7	(1)
2024	620.7
2025	783.8
Total	$2,057.2

(1)This includes actual capital expenditures incurred through September 30, 2023, as well as estimated capital expenditures for the remainder of the year.

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

•We, along with WE and an unaffiliated utility, received PSCW approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, we will own 37 MWs of solar generation. Our share of the cost of this project is estimated to be approximately $67.5 million, with construction expected to be completed in 2024. As part of its order, the PSCW approved battery capacity at this project, which is no longer included in the current capital plan. We will continue to evaluate timing, cost, and feasibility of the installation of batteries.

•In April 2023, we, along with an unaffiliated utility, completed the acquisition of Red Barn, a commercially operational utility-scale wind-powered electric generating facility. The project is located in Grant County, Wisconsin and we own 82 MWs of this project. Our share of the cost of this project was $143.8 million.

•We, along with WE and an unaffiliated utility, received PSCW approval to acquire the Koshkonong Solar Park, a utility-scale solar-powered electric generating facility. The project will be located in Dane County, Wisconsin and once fully constructed, we will own 45 MWs of solar generation. Our share of the cost of this project is estimated to be approximately $81 million, with construction expected to be completed in 2026. As part of its order, the PSCW approved battery capacity at this project, which is no longer included in the current capital plan. We will continue to evaluate timing, cost, and feasibility of the installation of batteries.

•In July 2023, we, along with WE, completed the construction of a natural gas-fired generation facility at our existing Weston power plant site in northern Wisconsin. The new facility consists of seven RICE units. We own 64 MWs of this project. Our plant in service balance for the Weston RICE units was $88.8 million as of September 30, 2023.

•In January 2023, we, along with WE, completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility in Whitewater, Wisconsin. Our share of the cost of this facility was $38 million for 50% of the capacity.

09/30/2023 Form 10-Q	38	Wisconsin Public Service Corporation

•In June 2023, WE closed on 100 MWs of capacity at West Riverside. West Riverside is a combined cycle natural gas plant completed and operated by an unaffiliated utility in Rock County, Wisconsin. In September 2023, we filed a request with the PSCW to exercise a second option to acquire an additional 100 MWs of capacity. In October 2023, we filed for approval to assign the second option to purchase part of West Riverside to WE. If approved, and we don't assign the option to WE, our share of the cost of this ownership interest is expected to be approximately $100 million, with the transaction expected to close in 2024.

In August 2023, the DOC issued a ruling in its investigation into whether new tariffs should be imposed on solar panels and cells imported from multiple southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaint and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the potential impacts to our solar projects as a result of the DOC ruling and CBP actions related to solar panels, respectively. The expected in-service dates and costs identified above already reflect some of these impacts.

Long-Term Debt

There were no material changes in our outstanding long-term debt during the nine months ended September 30, 2023.

Common Stock Dividends

During the nine months ended September 30, 2023, we paid common stock dividends of $125.0 million to the sole holder of our common stock, Integrys.

Other Significant Cash Requirements

See Note 19, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the nine months ended September 30, 2023.

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

09/30/2023 Form 10-Q	39	Wisconsin Public Service Corporation

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

Although not the case as of September 30, 2023, our current liabilities sometimes exceed our current assets. If this occurs, we do not expect that it would have any impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity of $267.7 million under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

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

Debt Covenants

Certain of our short-term debt agreements contain financial covenants that we must satisfy, including a debt to capitalization ratio. At September 30, 2023, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, Note 14, Long-Term Debt, and Note 11, Common Equity, in our 2022 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of September 30, 2023. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

09/30/2023 Form 10-Q	40	Wisconsin Public Service Corporation

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

Uyghur Forced Labor Prevention Act

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China (Xinjiang), such as polysilicon, included in the manufacturing of solar panels. In June 2022, the WRO was superseded by the implementation of the UFLPA. The UFLPA establishes a rebuttable presumption that any imports wholly or partially manufactured in Xinjiang are prohibited from entering the United States. While our suppliers were able to provide the CBP sufficient documentation to meet WRO compliance requirements, and we expect the same will be true for UFLPA purposes, we cannot currently predict what, if any, long-term impact the UFLPA will have on the overall supply of solar panels into the United States and the related long-term impact to timing and cost of our solar projects included in WEC Energy Group's capital plan. However, we are seeing some delays in the release of solar panels by the CBP, which are having an impact on the timing and cost of certain of our solar projects.

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

On August 18, 2023, the DOC issued its final decision, substantially affirming its preliminary determination that circumvention was occurring in each of the four Southeast Asian countries noted above. In its decision, the DOC affirmed that the Biden Administration’s current 24-month tariff moratorium will remain in effect until June 6, 2024, subject to certain use and installation requirements, at which time tariffs are expected to resume. The Biden Administration also invoked the Defense Production Act to accelerate the production of solar panels in the U.S.; however, the DOC’s ruling may have an adverse impact on the solar industry overall. Additionally, the Biden Administration's actions did not address whether WROs applied to panels under previous complaints would be affected. At this time, we do not expect this final ruling to have a material impact on our results of operations.

Infrastructure Investment and Jobs Act

In November 2021, President Biden signed into law the Infrastructure Investment and Jobs Act, which provides for approximately $1.2 trillion of federal spending over a five year period, including approximately $85 billion for investments in power, utilities, and renewables infrastructure across the United States. We expect funding from this Act will support the work we are doing to reduce GHG emissions, increase EV charging, and strengthen and protect the energy grid. Funding in the Act should also help to expand

09/30/2023 Form 10-Q	41	Wisconsin Public Service Corporation

emerging technologies, like hydrogen and carbon management, as we continue the transition to a clean energy future. We believe the Infrastructure Investment and Jobs Act will accelerate investment in projects that will help us meet our net zero emission goals to the benefit of our customers, the communities we serve, and our company.

Inflation Reduction Act

In August 2022, President Biden signed into law the IRA, which provides for $258 billion in energy-related provisions over a 10-year period. The provisions of the IRA are intended to, among other things, lower gasoline and electricity prices, incentivize domestic clean energy investment, manufacturing, and production, and promote reductions in carbon emissions. We believe that we and our customers can benefit from the IRA’s provisions that extend tax benefits for renewable technologies, increase or restore higher rates for PTCs, add an option to claim PTCs for solar projects, expand qualified ITC facilities to include standalone energy storage, and its provision to allow companies to transfer tax credits generated from renewable projects. Under this new IRA transferability option, WEC Energy Group entered into a sales agreement in September 2023 to sell substantially all of our 2023 PTCs to a third party. See Note 12, Income Taxes, for more information about the impacts of these sales. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us. Overall, we believe the IRA will help reduce our cost of investing in projects that will support our commitment to reduce emissions and provide customers affordable, reliable, and clean energy over the longer term.

Environmental Matters

See Note 19, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. These risks include, but are not limited to, the inflation and supply chain disruptions described below. In addition, there is continuing uncertainty over the impact that the ongoing global conflicts, including between Russia and Ukraine, will have on the global economy, supply chains, and fuel prices. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2022 Annual Report on Form 10-K for a discussion of market and other significant risks applicable to us.

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

09/30/2023 Form 10-Q	42	Wisconsin Public Service Corporation

Critical Accounting Policies and Estimates

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. We have found that the disclosures made in our 2022 Annual Report on Form 10-K are still current and that there have been no significant changes, except as follows:

Goodwill

We completed our annual goodwill impairment test for our utility reporting unit that carried $36.4 million of goodwill as of July 1, 2023. No impairment was recorded as a result of this test. The fair value calculated in step one of the test was greater than its carrying value. The fair value of our reporting unit was calculated using a combination of the income approach and the market approach.

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

At July, 1, 2023, the fair value of our reporting unit exceeded its carrying value by over 50%. Based on this result, our reporting unit is not at risk of failing step one of the goodwill impairment test.

See Note 17, Goodwill and Intangible Assets, for more information.

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

09/30/2023 Form 10-Q	43	Wisconsin Public Service Corporation

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2023 Form 10-Q	44	Wisconsin Public Service Corporation

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

09/30/2023 Form 10-Q	45	Wisconsin Public Service Corporation

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2023 Form 10-Q	46	Wisconsin Public Service Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN PUBLIC SERVICE CORPORATION
(Registrant)

/s/ WILLIAM J. GUC
Date:	November 2, 2023	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2023 Form 10-Q	47	Wisconsin Public Service Corporation